Form 10-Q
period 1994-03-31
SCECORP
filed 1994-05-12
CIK 827052

SECURITIES AND EXCHANGE COMMISSION

                                                Washington, D.C. 20549


                                                       FORM 10-Q

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended              March 31, 1994
                                ---------------------------------------

                                                          OR

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the transition period from                    to
                                ----------------      -----------------
                                             Commission File Number 1-9936


                                               SCEcorp

                     (Exact name of registrant as specified in its charter)

                   CALIFORNIA                                  95-4137452
         (State or other jurisdiction of                    (I.R.S. Employer
          incorporation or organization)                   Identification No.)

            2244 Walnut Grove Avenue
                 (P.O. Box 999)
              Rosemead, California
              (Address of principal                                91770
               executive offices)                                (Zip Code)


                                         818-302-2222
                    (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
   -----    -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          Class                              Outstanding at May 9, 1994
- - --------------------------                   --------------------------
Common Stock, no par value                           447,798,244

                                                        SCEcorp

                                                         INDEX


                                                                                                         Page
                                                                                                          No.
                                                                                                         ----
Part I.  Financial Information:

    Item 1.  Consolidated Financial Statements:

         Consolidated Statements of Income--Three
              Months Ended March 31, 1994, and 1993                                                        2

         Consolidated Balance Sheets--March 31, 1994, and
              December 31, 1993                                                                            3

         Consolidated Statements of Cash Flows--Three Months
              Ended March 31, 1994, and 1993                                                               5

         Notes to Consolidated Financial Statements                                                        6

    Item 2.  Management's Discussion and Analysis of Results
                   of Operations and Financial Condition                                                  10

Part II.  Other Information:

    Item 1.  Legal Proceedings                                                                            16

    Item 4.  Submission of Matters to a Vote of Security
                   Holders                                                                                16

    Item 5.  Other Information                                                                            17

    Item 6.  Exhibits and Reports on Form 8-K                                                             17

SCEcorp

PART I--FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
In thousands, except per-share amounts

                                                                                          3 Months Ended
                                                                                             March 31,
                                                                                   ---------------------------------
                                                                                      1994                  1993
                                                                                   -----------           -----------
                                                                                             (Unaudited)

Electric utility revenue                                                          $1,676,679             $1,700,971
Diversified operations                                                                52,067                 83,990
                                                                                  ----------             ----------
Total operating revenue                                                            1,728,746              1,784,961
                                                                                  ----------             ----------
Fuel                                                                                 192,352                214,803
Purchased power                                                                      489,515                460,849
Provisions for regulatory adjustment
  clauses -- net                                                                      (8,906)                22,238
Other operating expenses                                                             321,920                340,302
Maintenance                                                                           84,176                 90,601
Depreciation and decommissioning                                                     235,922                227,261
Income taxes                                                                          90,828                 75,215
Property and other taxes                                                              54,557                 61,188
                                                                                  ----------             ----------
Total operating expenses                                                           1,460,364              1,492,457
                                                                                  ----------             ----------
Operating income                                                                     268,382                292,504
                                                                                  ----------             ----------
Provision for rate phase-in plan                                                     (32,646)               (33,350)
Allowance for equity funds used
  during construction                                                                  3,924                  5,016
Other nonoperating income -- net                                                      31,797                 24,202
                                                                                  ----------             ----------
Total other income (deductions) -- net                                                 3,075                 (4,132)
                                                                                  ----------             ----------
Income before interest and other expenses                                            271,457                288,372
                                                                                  ----------             ----------
Interest on long-term debt                                                           125,082                127,073
Other interest expense                                                                18,393                 13,479
Allowance for borrowed funds used
  during construction                                                                 (4,090)                (4,002)
Capitalized interest                                                                 (10,309)                (7,524)
Dividends on subsidiary preferred stock                                               10,020                 10,471
                                                                                  ----------             ----------
Total interest and other expenses -- net                                             139,096                139,497
                                                                                  ----------             ----------
Net income                                                                        $  132,361             $  148,875
                                                                                  ==========             ==========
Weighted-average shares of common stock
  outstanding                                                                        447,799                447,737
Earnings per share                                                                     $ .30                   $.33
Dividends declared per common stock                                                    $.355                   $.35




The accompanying notes are an integral part of these financial statements.

SCEcorp

CONSOLIDATED BALANCE SHEETS
In thousands

                                                                                  March 31,                   December 31,
                                                                                    1994                         1993
                                                                                 -----------                  ------------
                                                                                 (Unaudited)
ASSETS

Utility plant, at original cost                                                  $18,602,311                  $18,436,134
Less -- accumulated provision for
  depreciation and decommissioning                                                 7,321,831                    7,138,289
                                                                                 -----------                  -----------
                                                                                  11,280,480                   11,297,845
Construction work in progress                                                        894,403                      857,225
Nuclear fuel, at amortized cost                                                      136,791                      148,012
                                                                                 -----------                  -----------
Total utility plant                                                               12,311,674                   12,303,082
                                                                                 -----------                  -----------
Nonutility property -- less
  accumulated provision for
  depreciation of $77,884 and $73,169
  at respective dates                                                              1,286,446                    1,276,471
Nuclear decommissioning trusts                                                       839,133                      788,575
Investments in partnerships and
  unconsolidated subsidiaries                                                      1,215,657                    1,162,452
Investments in leveraged leases                                                      499,051                      497,469
Other investments                                                                     21,103                       20,577
                                                                                 -----------                  -----------
Total other property and investments                                               3,861,390                    3,745,544
                                                                                 -----------                  -----------
Cash and equivalents                                                                 431,579                      420,510
Receivables, including unbilled
  revenue, less allowances of
  $17,842 and $18,669 for uncollectible
  accounts at respective dates                                                       809,686                      880,758
Fuel inventory                                                                       120,789                      120,859
Materials and supplies, at average cost                                              107,468                      104,092
Accumulated deferred income taxes -- net                                             171,196                      204,119
Prepayments and other current assets                                                  72,731                      117,758
                                                                                 -----------                  -----------
Total current assets                                                               1,713,449                    1,848,096
                                                                                 -----------                  -----------
Unamortized debt issuance and
  reacquisition expense                                                              377,149                      381,781
Rate phase-in plan                                                                   334,480                      364,209
Unamortized nuclear plant -- net                                                     248,305                      273,837
Income tax-related deferred charges                                                1,845,357                    2,016,194
Other deferred charges                                                               490,505                      445,799
                                                                                 -----------                  -----------
Total deferred charges                                                             3,295,796                    3,481,820
                                                                                 -----------                  -----------
Total assets                                                                     $21,182,309                  $21,378,542
                                                                                 ===========                  ===========







The accompanying notes are an integral part of these financial statements.

SCEcorp

CONSOLIDATED BALANCE SHEETS
In thousands

                                                                                    March 31,                December 31,
                                                                                      1994                       1993
                                                                                   -----------               ------------
                                                                                   (Unaudited)

CAPITALIZATION AND LIABILITIES

Common shareholders' equity:
   Common stock (447,799 shares
       outstanding at each date)                                                   $ 2,691,605                $ 2,691,605
   Retained earnings                                                                 3,239,364                  3,265,976
                                                                                   -----------                -----------
                                                                                     5,930,969                  5,957,581
Preferred stock:
   Not subject to mandatory redemption                                                 358,755                    358,755
   Subject to mandatory redemption                                                     275,000                    275,000
Long-term debt                                                                       6,240,866                  6,459,195
                                                                                   -----------                -----------
Total capitalization                                                                12,805,590                 13,050,531
                                                                                   -----------                -----------
Other long-term liabilities                                                            302,412                    266,595
                                                                                   -----------                -----------
Current portion of long-term debt
   and redeemable preferred stock                                                      363,746                    348,896
Short-term debt                                                                        849,122                    655,344
Accounts payable                                                                       354,648                    373,092
Accrued taxes                                                                          466,517                    410,612
Accrued interest                                                                       123,104                    101,360
Dividends payable                                                                      162,822                    162,818
Regulatory balancing accounts -- net                                                    38,824                     57,932
Deferred unbilled revenue and other
   current liabilities                                                                 710,429                    741,334
                                                                                   -----------                -----------
Total current liabilities                                                            3,069,212                  2,851,388
                                                                                   -----------                -----------
Accumulated deferred income
   taxes -- net                                                                      3,969,055                  4,168,719
Accumulated deferred investment
   tax credits                                                                         448,774                    455,574
Customer advances and other
   deferred credits                                                                    587,266                    585,735
                                                                                   -----------                -----------
Total deferred credits                                                               5,005,095                  5,210,028
                                                                                   -----------                -----------
Commitments and contingencies
   (Notes 1 and 2)



Total capitalization and liabilities                                               $21,182,309                $21,378,542
                                                                                   ===========                ===========







The accompanying notes are an integral part of these financial statements.

SCEcorp

CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands

                                                                                              3 Months Ended
                                                                                                 March 31,
                                                                                      --------------------------------
                                                                                        1994                  1993
                                                                                      ---------            -----------
                                                                                                (Unaudited)
Cash flows from operating activities:
Net income                                                                            $ 132,361            $   148,875
Adjustments for noncash items:
   Depreciation and decommissioning                                                     235,922                227,261
   Amortization                                                                          29,189                 31,687
   Rate phase-in plan                                                                    29,729                 29,373
   Deferred income taxes and investment tax
    credits                                                                                 909                 (7,469)
   Equity in income from partnerships and
    unconsolidated subsidiaries                                                          (3,394)               (18,608)
   Other long-term liabilities                                                           35,817               (114,870)
   Other -- net                                                                         (45,817)                10,043
Changes in working capital components:
   Receivables                                                                           72,190                 44,391
   Regulatory balancing accounts                                                        (19,108)                25,439
   Fuel inventory, materials and supplies                                                (3,306)                (7,823)
   Prepayments and other current assets                                                  47,325                 68,823
   Accrued interest and taxes                                                            73,306                 96,038
   Accounts payable and other current
    liabilities                                                                         (49,361)               127,854
Distributions from partnerships and
  unconsolidated subsidiaries                                                            11,846                 22,112
                                                                                      ---------            -----------
Net cash provided by operating activities                                               547,608                683,126
                                                                                      ---------            -----------
Cash flows from financing activities:
Issuances of long-term debt                                                              45,999                919,074
Repayment of long-term debt                                                            (213,762)            (1,098,950)
Nuclear fuel financing -- net                                                            (1,457)               (21,383)
Proceeds from sales of common stock                                                          --                    141
Short-term debt financings -- net                                                       141,158                (94,205)
Dividends paid                                                                         (158,969)              (156,708)
                                                                                      ---------            -----------
Net cash used by financing activities                                                  (187,031)              (452,031)
                                                                                      ---------            -----------
Cash flows from investing activities:
Additions to property and plant                                                        (277,903)              (248,463)
Nuclear decommissioning trusts                                                          (50,558)               (36,605)
Investments in partnerships and
  unconsolidated subsidiaries                                                           (70,359)               (99,450)
Other -- net                                                                             49,312                 (7,977)
                                                                                      ---------            -----------
Net cash used by investing activities                                                  (349,508)              (392,495)
                                                                                      ---------            -----------
Net increase (decrease) in cash and
  equivalents                                                                            11,069               (161,400)
Cash and equivalents, beginning of period                                               420,510                496,338
                                                                                      ---------            -----------
Cash and equivalents, end of period                                                   $ 431,579            $   334,938
                                                                                      =========            ===========






The accompanying notes are an integral part of these financial statements.

SCEcorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management's Statement

In the opinion of management, all adjustments necessary to present a fair statement of the financial position and results of operations for the periods covered by this report, including recurring accruals, have been made.

SCEcorp's significant accounting policies were described in Note 1 of "Notes to Consolidated Financial Statements" included in its 1993 Annual Report on Form 10-K filed with the Securities and Exchange Commission. SCEcorp follows the same accounting policies for interim reporting purposes. This quarterly report should be read in conjunction with SCEcorp's 1993 Annual Report.

Certain prior-period reclassifications have been made to conform to the March 31, 1994, financial statement presentation.

Note 1. Regulatory Matters

Mohave Outage Review

In 1986, the California Public Utilities Commission (CPUC) began investigating a 1985 steam-pipe rupture at the Mohave Generating Station. Edison, plant operator and 56% owner, incurred costs of approximately $90 million, after insurance recoveries, to repair damage and provide replacement power during the six-month outage. In 1991, the CPUC's Division of Ratepayer Advocates (DRA) alleged that Edison contributed to the piping failure by imprudently operating the plant and recommended the disallowance of all accident-related expenditures. Edison believes the accident was caused by a manufacturing defect in a seam weld and filed testimony contesting the allegations. A CPUC decision issued on March 9, 1994, agreed with the DRA's allegations and ordered a second phase of this proceeding to quantify the disallowance. The probable effect on net income cannot be determined at this time, but SCEcorp believes it will not materially affect its financial position.

Palo Verde Nuclear Generating Station Outage Review

In March 1989, Arizona Public Service Company, operating agent for Palo Verde, removed Units 1 and 3 from service for modifications required by regulatory agencies. As required by state law, the CPUC conducted an investigation, and ordered the authorized revenue collected during the outages be subject to refund. The units resumed operation in December 1989 and July 1990.

During 1992, the CPUC consolidated its reasonableness review of replacement power costs from several Unit 2 outages in 1989 and 1990 with the investigation of Units 1 and 3. The DRA initially recommended a disallowance valued at $169 million, including: $63 million of revenue collected during the outages (including interest); $5 million for capital projects deemed unnecessary; $50 million in replacement power costs; and $51 million in penalties for environmental effects of replacement power and the outages' effect on the regional energy market. Edison filed testimony that its costs were reasonably incurred.

In September 1993, Edison and the DRA agreed to settle these disputes for $38 million (including $29 million for replacement power costs, $2 million

SCEcorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

for capital projects and $7 million for interest), subject to CPUC approval. The effect of the settlement has been fully reflected in the financial statements. A CPUC decision is expected in mid-1994.

Research, Development and Demonstration (RD&D) Cost Review

In Edison's 1992 general rate case, the CPUC deferred a decision (pending additional information from Edison) on the recovery of $56 million in capitalized RD&D costs. Edison refiled, requesting that $35 million be included in rate base and $17 million be classified as RD&D expense. Subsequently, additional adjustments of $11 million were recorded. In August 1993, the DRA filed its position on Edison's RD&D capital refiling, recommending further disallowances of about $15 million. Edison is contesting the DRA's recommendation. A CPUC decision is expected in 1994. The probable effect on net income cannot be determined at this time, but SCEcorp believes it will not materially affect its results of operations or financial position.

Resale Rates

Resale revenue related to pending rate proceedings is subject to refund with interest if subsequently disallowed by the Federal Energy Regulatory Commission. SCEcorp believes any refunds from pending rate proceedings will not materially affect its results of operations or financial position.

Note 2. Contingencies

Conservation Expenditures Tax Issue

The Internal Revenue Service (IRS) has challenged how gas and electric utilities deduct energy conservation expenditures. It has taken the position that certain demand-side management (DSM) expenditures should not be treated as a current income tax deduction. The IRS claims that DSM programs create a future benefit by delaying the cost of building additional power plants. The utility industry believes that energy conservation expenditures constitute ordinary and necessary business expenses, which, under current provisions of the Internal Revenue Code, are deductible in the year incurred or accrued. Federal legislation has been introduced, which, if adopted, will clarify that DSM expenditures currently are deductible under existing tax code provisions. SCEcorp believes the IRS' position is contrary to the nation's energy and environmental policy goals and will continue to take steps to vigorously defend its position.

In March 1994, the CPUC approved Edison's request to establish a memorandum account to track the prospective income tax effect that would result if a change in the method of deducting these expenditures were imposed. Such amounts would be recovered through customer rates, subject to reasonableness reviews. The probable effect on net income of the outcome of this matter cannot be determined at this time.

Environmental Protection

SCEcorp is subject to numerous legislative and regulatory environmental-protection requirements. To meet these requirements, SCEcorp will continue to incur substantial costs to operate existing facilities,

SCEcorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

construct and operate new facilities, and mitigate or remove the effect of past operations on the environment.

SCEcorp has identified 45 sites for which it is, or may be, responsible for remediation under environmental laws. SCEcorp is participating in investigations and cleanups at a number of these sites and has recorded a $60 million liability for its estimated minimum costs to clean up several sites. Additional costs may be incurred as progress is made in determining the magnitude of required remedial actions, as SCEcorp's share of these costs in proportion to other responsible parties is determined, and as additional investigations and cleanups are performed.

On May 4, 1994, the CPUC approved an incentive mechanism for rate recovery of certain environmental cleanup costs. This mechanism allows Edison to recover 90% of cleanup costs through customer rates. Shareholders will fund the remaining 10%, with the opportunity to recover these costs through insurance. Accordingly, Edison has recorded a regulatory asset representing 90% of the estimated minimum costs to remediate sites covered by this mechanism.

The probable effect on net income of these environmental-protection matters cannot be determined at this time, but SCEcorp believes it will not materially affect its financial position.

Nuclear Insurance

Federal law limits public liability claims from a nuclear incident to $9.3 billion. Edison and other owners of San Onofre Nuclear Generating Station and Palo Verde have purchased the maximum private primary insurance available ($200 million). The balance is covered by the industry's retrospective rating plan that uses deferred premium charges. Federal regulations require this secondary level of financial protection. Insurance for San Onofre Unit 1 remains in effect pending Nuclear Regulatory Commission approval to discontinue the coverage. The maximum deferred premium for each nuclear incident is $79 million per reactor, but not more than $10 million per reactor may be charged in any one year for each incident. Based on its ownership interests, Edison could be required to pay a maximum of $218 million per nuclear incident. However, it would have to pay no more than $28 million per incident in any one year. Such amounts include a 5% surcharge if additional funds are needed to satisfy public liability claims and are subject to adjustment for inflation.

Property damage insurance covers losses up to $500 million, including decontamination costs, at San Onofre and Palo Verde. Decontamination liability and property damage coverage exceeding the primary $500 million also has been purchased in amounts greater than federal requirements. Additional insurance covers part of replacement power expenses during an accident-related nuclear unit outage. These policies are issued primarily by mutual insurance companies owned by utilities with nuclear facilities. If losses at any nuclear facility covered by the arrangement were to exceed the accumulated funds for these insurance programs, Edison could be assessed retrospective premium adjustments of up to $34 million per year. Insurance premiums are charged to operating expense.

Palo Verde Nuclear Generating Station

After a March 1993 steam tube rupture occurred at one of the three Palo Verde units, an investigation revealed cracking in additional steam

SCEcorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

generator tubes. Arizona Public Service (APS), operator of Palo Verde, reduced power at all three units to 85% in late 1993 in order to prevent further tube degradation until investigations are completed. In April 1994, some cracking was found at a second unit. APS expects inspections to be completed on this unit by June 1994. At that time, the unit is expected to be restarted at 86% power; however, all three units may be removed from service for mid-cycle inspections in late 1994. APS is considering several remedial actions that would allow the units to be operated at lower temperatures without appreciably reducing their power output. APS cannot currently predict when one or more of the units will be returned to full power.

Note 3. Decommissioning

Decommissioning of Edison's nuclear generating facilities is expected to cost an estimated $1.1 billion in current-year dollars (based on site-specific studies performed in 1990 for San Onofre and 1989 for Palo Verde). Decommissioning costs are accrued and recovered in rates over the useful life of the nuclear facility through charges to depreciation expense. Amounts collected from customers are placed in trusts, which, together with accumulated earnings, will be utilized solely for decommissioning. These amounts are invested in high-grade securities and reported at market value in accordance with a new accounting standard for certain debt and equity securities implemented in January 1994. These investments are classified as available-for-sale.

Edison expects to decommission its nuclear facilities by prompt removal or decontamination at the end of their useful lives. Decommissioning at San Onofre and Palo Verde is scheduled to begin in 2013 and 2024, respectively. San Onofre Unit 1, which shut down in 1992, will be decommissioned with the other San Onofre units. The estimated costs to decommission Unit 1 have been recorded as a liability.

Decommissioning expense was $35 million and $139 million for the three and twelve months ended March 31, 1994, respectively, and $37 million and $134 million for the three and twelve months ended March 31, 1993, respectively. The accumulated balance of these costs ($831 million at March 31, 1994, $797 million at December 31, 1993, and $692 million at March 31, 1993) approximates amounts funded. The market value of the trusts (based on quoted market prices) was $839 million, $853 million and $733 million at March 31, 1994, December 31, 1993, and March 31, 1993, respectively. Net earnings on these funds, included as a component of depreciation expense, were $11 million and $43 million for the three and twelve months ended March 31, 1994, respectively, and $13 million and $38 million for the three and twelve months ended March 31, 1993, respectively. Approximately 87% of the trust fund contributions were tax-deductible.

In its 1995 general rate case filing, Edison requested to revise its authorized decommissioning costs based on updated site-specific studies (1993 for San Onofre and 1992 for Palo Verde), and adjustments to its authorized escalation rates and after-tax rate of return on the trust funds. If approved by the CPUC, current fund contribution levels would be virtually unchanged. A CPUC decision is expected in late 1994. Edison believes the amounts collected in rates are adequate to meet estimated decommissioning.

SCEcorp

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

First Quarter 1994 vs. First Quarter 1993

Earnings

SCEcorp's earnings per share for the first quarter of 1994 were 30 cents, compared with 33 cents in the first quarter of 1993. Southern California Edison Company's earnings were 29 cents per share, down 1 cent from 1993, primarily due to a lower authorized return on common equity. The Mission companies' earnings of 1 cent per share, down 2 cents from 1993, reflect lower operating revenue at Mission Energy. Mission Energy discontinued recording earnings from five geothermal projects in late 1993 due to the reduced value of its investments, and will continue to forgo recording earnings through the 10th year of each contract. This will not affect the expected cash flow from each contract, but will significantly impact Mission Energy's earnings for 1994 and possibly beyond. Additionally, first quarter 1993 earnings reflect the one-time benefit of implementing a new accounting standard for income taxes.

All per-share amounts have been restated to reflect the two-for-one common stock split effective June 1, 1993.

Operating Revenue

Electric utility revenue decreased, mostly due to a 3% decrease in Edison's sales volume, partially offset by a 1% increase in average rates. Retail rates which result in over 98% of electric revenue, are regulated by the California Public Utilities Commission (CPUC). Wholesale rates are regulated by the Federal Energy Regulatory Commission. Revenue from diversified operations decreased 38%, mainly due to Mission Land's first quarter 1993 cumulative adjustment to consolidate partnerships previously accounted for under the equity method and Mission Energy's previously discussed geothermal projects.

Operating Expenses

Fuel expense decreased 10%, primarily due to a 7% decrease in Edison's power generation and lower average fuel costs.

Purchased-power expense increased, due to a greater volume of federally required purchases by Edison from nonutility generators. These purchases were made under contracts with CPUC-mandated pricing, which generally exceed those for other sources.

The provisions for regulatory adjustment clauses minimize rate fluctuations by adjusting for differences between estimated and actual kilowatt-hour sales or energy costs. These differences are accumulated in balancing accounts for subsequent rate adjustment. Prior-period rate adjustments are also reflected in these provisions. The decrease in the provision was mostly due to authorized estimates exceeding Edison's actual kilowatt-hour sales.

Income tax expense increased 21%, mainly due to the benefit in 1993 from implementing a new accounting standard for income taxes.

Other Income and Deductions

The provision for rate phase-in plan reflects a CPUC-authorized, 10-year rate phase-in plan for the three Palo Verde Nuclear Generating Station units. Phase-in plans minimize the effect on customer rates of placing newly constructed plants in service by gradually implementing rate increases. Palo Verde's plan deferred $200 million of revenue for each unit during the first four years of operation. The deferred revenue, including interest, is being collected evenly over six years ending in 1996 for Units 1 and 2, and in 1998 for Unit 3. The provision is a non-cash offset to the collection of deferred revenue.

Interest Expense

Other interest expense increased 36%, primarily due to regulatory balancing account adjustments made in the first quarter of 1993 to reflect Edison's CPUC-approved purchased-power settlement.

Capitalized interest increased 37%, mainly due to increased construction activity at Mission Energy.

FINANCIAL CONDITION

SCEcorp's liquidity is primarily affected by debt maturities, dividend payments and capital expenditures. Although SCEcorp is committed to a strong dividend, recent CPUC decisions (see Regulatory Matters) may affect its ability to raise or retain current dividend levels. Capital resources include cash from operations and external financings.

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $548 million in the first quarter of 1994 and $683 million in the first quarter of 1993. SCEcorp continues to meet most of its capital requirements with cash from operations.

Cash Flows from Financing Activities

Edison's short-term debt is used to finance fuel inventories, balancing account undercollections and general cash requirements. The Mission companies' short-term debt is used mainly for construction projects until long-term construction or project loans are secured. Long-term debt is used mainly to finance capital expenditures. Edison's external financings are influenced by market conditions and other factors, including limitations imposed by its articles of incorporation and trust indenture. As of March 31, 1994, Edison could issue approximately $6.1 billion of additional first and refunding mortgage bonds and $3.9 billion of preferred stock at current interest and dividend rates.

SCEcorp has lines of credit of $1.9 billion - $1.4 billion for short-term debt and $500 million for the long-term refinancing of Edison's variable-rate pollution-control bonds. Of the $1.4 billion for short-term debt, the Mission companies have $600 million to finance general cash requirements.

California law prohibits Edison from incurring or guaranteeing debt for its nonutility affiliates. Additionally, the CPUC regulates Edison's capital structure, limiting the dividends Edison may pay SCEcorp. These restrictions are not expected to affect SCEcorp's ability to meet its cash obligations.

Cash Flows from Investing Activities

The primary uses of cash for investing activities are additions to property and plant, the Mission companies' investments and Edison's contributions to nuclear decommissioning trusts. Decommissioning costs are accrued and recovered in rates over the useful life of each nuclear generating facility through charges to depreciation expense. Edison expects to spend approximately $7.9 billion to decommission its nuclear facilities, primarily between 2013-2035. This estimate is based on Edison's current-dollar decommissioning costs ($1.1 billion), using a 7.7% escalation rate and an earnings assumption on trust funds ranging from 5.25% to 6.0%. These amounts are expected to be funded from independent decommissioning trusts (see Notes to Consolidated Financing Statements). Edison contributes approximately $96 million per year to decommissioning trusts. Trusts contributions will continue until decommissioning begins. Cash used for the Mission companies' investing activities was $51 million for the first three months of 1994.

Capital Requirements

SCEcorp's projected capital requirements for the years 1994 through 1998 are:


                                                    1994           1995          1996            1997           1998
                                                    ----           ----          ----            ----           ----
                                                                             (In millions)
Construction expenditures                           $1,310         $1,327        $1,168         $1,143          $1,355
Maturities of long-term debt                           136            264           290            566             520
                                                    ------         ------        ------         ------          ------
Total                                               $1,446         $1,591        $1,458         $1,709          $1,875
                                                    ======         ======        ======         ======          ======

REGULATORY MATTERS

The CPUC increased Edison's authorized revenue by $232 million, or 3.2%, for 1994. The increase includes a $275 million increase for fuel and related costs and an $82 million increase for higher operating costs, partially offset by a $108 million decrease for the lower costs of debt and equity.

In its 1994 cost-of-capital decision, the CPUC approved Edison's request to increase its equity ratio from 46% to 47.25%. The increase reflects the CPUC's recognition of Edison's need to reduce debt to levels more in line with other utilities and the competitive environment. The CPUC also authorized Edison an 11.0% return on common equity for 1994. Authorized return on common equity was 11.8% for 1993. This decision is expected to reduce 1994 earnings by approximately 6 cents per share.

The CPUC is reviewing Edison's costs (approximately $90 million) related to a 1985 steam-pipe rupture at the Mohave Generating Station. On March 9, 1994, a CPUC decision stated that Edison had contributed to the piping failure by imprudently operating the plant and recommended the disallowance of all accident-related expenditures. The CPUC also ordered a second phase of this proceeding to quantify the disallowance. The probable effect on net income cannot be determined at this time, but SCEcorp believes it will not materially affect its financial position.

The CPUC is also reviewing extended outages at Palo Verde. The CPUC's Division of Ratepayer Advocates (DRA) initially recommended a disallowance valued at $169 million. In September 1993, Edison and the DRA agreed to settle these disputes for $38 million, subject to CPUC approval. The effect of the proposed settlement has been fully reflected in the financial statements. A CPUC decision is expected in mid-1994.

In its 1995 general rate case filing, Edison requested a $117 million revenue increase to recover the higher costs of operations (excluding fuel) resulting from inflation and new capital investments. Adjusted for inflation, this increase represents a 7.2% reduction from Edison's 1992 authorized revenue. In addition, Edison filed a proposal for a performance-based rate-making mechanism that would determine most of Edison's revenue (excluding fuel) from 1995-2000 (see Competitive Environment). On March 14, 1994, as a response to the general rate case filing, the DRA recommended that Edison be denied funds to continue operating San Onofre Nuclear Generating Station Units 2 and 3 after 1998, or that an alternative formula of offering a fixed price per kilowatt-hour generated be implemented. Edison believes the continued operation of the nuclear units would benefit its customers by providing reliable and non-polluting energy. Hearings on both matters are currently being conducted. A CPUC decision is expected in late 1994.

COMPETITIVE ENVIRONMENT

Electric utilities operate in a highly regulated environment in which they have an obligation to provide electric service to their customers in return for an exclusive franchise within their service territory. This regulatory environment is changing. The generation sector has experienced competition from nonutility power producers and Edison expects even greater competition in the generation sector over the next decade.

Due to this changing environment, Edison requested in its 1995 general rate case filing a performance-based rate-making mechanism. The filing asks for a revenue-indexing formula that combines operating expenses and capital-related costs into a single index. This is a departure from the traditional utility model that links potential earnings levels with capital investment. It would provide stronger incentives for efficient utility operations and investment and allow for a better alignment of customer and shareholder interests.

On April 20, 1994, the CPUC issued a proposal for restructuring California's electric utility industry. Under the proposal, large electric customers would have the option for "direct access" to a range of generation providers, including utilities, beginning in 1996. As proposed, eligibility would expand gradually, until all customers have the option for direct access to this competitive generation market beginning in 2002. Edison would continue to provide transmission and distribution service to all customers in its service territory. Performance-based regulation would replace traditional cost-of-service regulation for all transmission and distribution services. The proposal also states that utilities should be entitled to recover all of their investments in generation developed under traditional cost-of-service regulation even if a portion is uneconomic under current conditions. A hearing on the proposal is currently scheduled for June 1994. The CPUC anticipates issuing a policy statement in August 1994 and initiating a formal investigation on direct-access pricing in September 1994. Edison is currently analyzing the CPUC's proposal; however, until the CPUC establishes more detailed valuation and pricing criteria for its direct-access proposal, Edison cannot predict the effect of the proposal on its results of operations or financial position.

In the event that recovery of costs through rates becomes unlikely or uncertain, whether due to competition or regulatory action, Edison's accounting policies applicable to rate-regulated electric utility operations may no longer apply to all of such operations. The financial effects of discontinuing application of these policies could be significant.

Mission Energy, one of the nation's largest independent power producers, is well positioned to participate in the changing regulatory environment for electric power. Further, international markets present an even greater opportunity for growth and earnings. Mission Energy currently owns 1,861 megawatts of generating capacity, enough power to serve a population of over one million.

ENVIRONMENTAL PROTECTION

Costs to protect the environment continue to grow due to increasingly stringent laws and regulations.

SCEcorp has identified 45 sites for which it is, or may be, responsible for remediation under environmental laws. SCEcorp is participating in investigations and cleanups at a number of these sites and has recorded a $60 million liability for its estimated minimum costs to clean up several sites. Additional costs may be incurred as progress is made in determining the magnitude of required remedial actions, as SCEcorp's share of these costs in proportion to other responsible parties is determined, and as additional investigations and cleanups are performed. On May 4, 1994, the CPUC approved an incentive mechanism for rate recovery of certain environmental cleanup costs. This mechanism allows Edison to recover 90% of cleanup costs through customer rates. Shareholders will fund the remaining 10%, with the opportunity to recover these costs through insurance. Accordingly, Edison has recorded a regulatory asset representing 90% of the estimated minimum costs to remediate sites covered by this mechanism.

The 1990 federal Clean Air Act requires power producers to have emissions allowances to emit sulfur dioxide. Power companies receive emissions allowances from the federal government and may bank or sell excess allowances. Edison expects to have excess allowances under Phase II of the Clean Air Act (2000 and later). The act also calls for a five-year study of regional haze in the southwestern U.S. In addition, the U.S. Environmental Protection Agency is conducting a study of the effect of air contaminant emissions on visibility in Grand Canyon National Park. The potential effect of these studies on sulfur dioxide emissions regulations for the Mohave Coal Generating Station is unknown.

Edison's projected capital expenditures to protect the environment are $1.3 billion for the 1994-1998 period, mainly for placing overhead distribution lines underground and reducing nitrogen-oxides emissions from gas-fired electric generators. Local regulations may lower Edison's projected capital expenditures (up to $330 million by 1998) to reduce nitrogen-oxides emissions.

The possibility that exposure to electric and magnetic fields (EMF) emanating from power lines, household appliances and other electric sources may result in adverse health effects has received increased attention. The scientific community has not yet reached a consensus on the nature of any health effects of EMF. However, an administrative law judge's proposed decision provides for a rate-recoverable research and public education program conducted by California electric utilities, and authorizes these utilities to take no-cost or low-cost steps to reduce EMF in new electric facilities. Edison is unable to predict when or if the scientific community will be able to reach a consensus on any health effects of EMF, or the effect that such a consensus, if reached, could have on future electric operations.

The probable effect on net income of these environmental matters cannot be determined at this time, but SCEcorp believes it will not materially affect its financial position.

NEW ACCOUNTING STANDARDS

On January 1, 1994, SCEcorp adopted a new accounting standard which requires the accrual of certain postemployment benefits provided to former or inactive employees, prior to retirement. Edison has recorded balance sheet adjustments of $10 million representing the additional liability for these postemployment benefits, and expects to recover these costs in rates. Also, on January 1, 1994, SCEcorp adopted a new accounting standard which requires that certain debt and equity investments be reported at fair value. Accordingly, nuclear decommissioning trusts are now reported at market value. Adoption of these new standards did not have a material effect on results of operations or financial position.

CONTINGENCIES

The Internal Revenue Service (IRS) has challenged how gas and electric utilities deduct energy conservation expenditures. It has taken the position that certain demand-side management (DSM) expenditures should not be treated as a current income tax deduction. The IRS claims that DSM programs create a future benefit by delaying the cost of building additional power plants. The utility industry believes that energy conservation expenditures constitute ordinary and necessary business expenses, which, under current provisions of the Internal Revenue Code, are deductible in the year incurred or accrued. Federal legislation has been introduced, which, if adopted, will clarify that DSM expenditures currently are deductible under existing tax code provisions. SCEcorp believes the IRS' position is contrary to the nation's energy and environmental policy goals and will continue to take steps to vigorously defend its position. The probable effect on net income of the outcome of this matter cannot be determined at this time.

After a March 1993 steam tube rupture occurred at one of the three Palo Verde Nuclear Generating Station units, an investigation revealed cracking in additional steam generator tubes. Arizona Public Service (APS), operator of Palo Verde, reduced power at all three units to 85% in late 1993 in order to prevent further tube degradation until investigations are completed. In April 1994, some cracking was found at a second unit. APS expects inspections to be completed on this unit by June 1994. At that time, the unit is expected to be restarted at 86% power; however, all three units may be removed from service for mid-cycle inspections in late 1994. APS is considering several remedial actions that would allow the units to be operated at lower temperatures without appreciably reducing their power output. APS cannot currently predict when one or more of the units will be returned to full power.

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

Antitrust Matters

Transphase Systems, Inc. filed a lawsuit on May 3, 1993, in the United States District Court for the Central District of California against Edison and San Diego Gas & Electric Company. The complaint alleges that Transphase was competitively disadvantaged because it could not directly access the demand side management funds Edison collects from its ratepayers to fund conservation and demand management activities, and that the utilities willfully acquired and maintain monopoly power in the energy conservation industry. The complaint sought $50 million in damages before trebling. On October 7, 1993, the District Court dismissed the case and denied plaintiffs the opportunity to replead. Transphase appealed to the Ninth Circuit Court of Appeals and oral argument was heard on May 3, 1994. Edison expects a decision in August 1994.

This matter was previously reported under the heading "Antitrust Matters" in Part I, Item 3, of SCEcorp's Annual Report on Form 10-K for the year ended December 31, 1993.

Environmental Litigation

On March 14, 1994, five individuals filed a complaint against Edison and certain other defendants in Orange County Superior Court. Plaintiffs allege, among other things, that certain of the plaintiffs developed cancer as a result of electric magnetic fields emitted from Edison facilities. Plaintiffs request compensatory and punitive damages, although no specific damage amounts are alleged in the complaint. Edison has not yet been served with a copy of the complaint, but believes that the allegations are without merit. Edison intends to vigorously defend itself, if served.

Item 4.  Submission of Matters to a Vote of Security Holders

Election of Directors

At SCEcorp's Annual Meeting of Shareholders on April 21, 1994, shareholders elected seventeen nominees to the Board of Directors. The number of broker non-votes for each nominee was 74,205,795. The number of votes cast for and withheld from each Director-nominee were as follows:

      Name                                                                   Number of Votes
      ----                                                        -------------------------------------
                                                                      For                     Withheld
                                                                  -----------                 ---------
      Howard P. Allen                                             350,604,327                 7,592,268
      Norman Barker, Jr.                                          351,354,314                 6,842,281
      John E. Bryson                                              350,608,240                 7,588,355
      Camilla C. Frost                                            351,407,144                 6,789,451
      Walter B. Gerken                                            351,608,204                 6,588,391
      Joan C. Hanley                                              351,692,483                 6,504,112
      Carl F. Huntsinger                                          351,722,719                 6,473,876
      Charles D. Miller                                           351,704,747                 6,491,848
      Luis G. Nogales                                             351,307,605                 6,888,990
      J. J. Pinola                                                351,552,464                 6,644,131
      James M. Rosser                                             351,528,014                 6,668,581
      Henry T. Segerstrom                                         351,571,413                 6,625,182
      E. L. Shannon, Jr.                                          351,649,111                 6,547,484
      Robert H. Smith                                             351,648,771                 6,547,824
      Daniel M. Tellep                                            351,679,178                 6,517,417
      James D. Watkins                                            351,433,545                 6,763,050
      Edward Zapanta                                              351,541,941                 6,654,654

Shareholder Proposal

At SCEcorp's Annual Meeting of Shareholders on April 21, 1994, shareholders did not approve a shareholder proposal regarding executive officer and director compensation. The number of affirmative and negative votes, abstentions and broker non-votes with respect to the matter were as follows:

                                                                                                            Broker
                                             Affirmative          Negative            Abstentions          Non-Votes
                                             -----------          --------            -----------          ---------

Common Stock                                  44,329,732          232,171,460         10,817,642           74,205,795

Item 5.  Other Information

Construction Program and Capital Expenditures

Construction expenditures for the 1994-1998 period are estimated (as of April 14, 1994, the date of SCEcorp's latest approved budget) as follows:

                                                                              1994    1995     1996     1997    1998      Total
                                                                              ----    ----     ----     ----    ----      -----
                                                                                                 (In millions)
       Electric generating plant                                             $  352   $  326   $  269   $  266  $  499    $1,712
       Electric transmission lines and substations                              184      133      157      176     254       904
       Electric distribution lines and substations                              476      548      517      546     552     2,639
       Other expenditures                                                       223      208      130      112      92       765
       Nonutility expenditures                                                  105      156      138       86       1       486
                                                                             ------   ------   ------   ------  ------    ------
           Total                                                              1,340    1,371    1,211    1,186   1,398     6,506
       Less--Allowance for funds used during construction                        30       44       43       43      43       203
                                                                             ------   ------   ------   ------  ------    ------
       Funds required for construction expenditures                          $1,310   $1,327   $1,168   $1,143  $1,355    $6,303
                                                                             ======   ======   ======   ======  ======    ======

Item 6.  Exhibits and Reports on Form 8-K

(a)        Exhibits:  None

(b)        Reports on Form 8-K:  None

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           SCEcorp
                                         (Registrant)



                             By           R. K. BUSHEY
                               ---------------------------------
                                          R. K. BUSHEY
                                  Vice President and Controller



                             By          W. J. SCILACCI
                               ---------------------------------
                                         W. J. SCILACCI
                                      Assistant Treasurer

May 11, 1994