Form 10-Q
period 1994-06-30
SCECORP
filed 1994-08-11
CIK 827052

                              SECURITIES AND EXCHANGE COMMISSION

                                    Washington, D.C. 20549


                                           FORM 10-Q

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended               June 30, 1994
                                ---------------------------------------


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
Yes  X   No
   -----    -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          Class                           Outstanding at August 5, 1994
- - - --------------------------                -----------------------------
Common Stock, no par value                           447,798,240

                                            SCEcorp

                                             INDEX


                                                                                   Page
                                                                                    No.
                                                                                   ----
Part I.  Financial Information:

   Item 1.  Consolidated Financial Statements:

       Consolidated Statements of Income--Three and Six
           Months Ended June 30, 1994, and 1993                                      2

       Consolidated Balance Sheets--June 30, 1994, and
           December 31, 1993                                                         3

       Consolidated Statements of Cash Flows--Six Months
           Ended June 30, 1994, and 1993                                             5

       Notes to Consolidated Financial Statements                                    6

   Item 2.  Management's Discussion and Analysis of Results
                of Operations and Financial Condition                               12

Part II.  Other Information:

   Item 1.  Legal Proceedings                                                       18

   Item 5.  Other Information                                                       19

   Item 6.  Exhibits and Reports on Form 8-K                                        19

SCEcorp

PART I--FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
In thousands, except per-share amounts

                                                        3 Months Ended            6 Months Ended
                                                           June 30,                  June 30,
                                                        --------------            ---------------
                                                       1994         1993         1994         1993
                                                       ----         ----         ----         ----
                                                                       (Unaudited)

Electric utility revenue                           $1,746,438    $1,689,576   $3,423,117   $3,390,547
Diversified operations                                112,083        78,161      164,150      162,151
                                                   ----------    ----------   ----------   ----------
Total operating revenue                             1,858,521     1,767,737    3,587,267    3,552,698
                                                   ----------    ----------   ----------   ----------
Fuel                                                  198,679       165,994      391,030      380,797
Purchased power                                       537,346       508,739    1,026,861      969,587
Provisions for regulatory adjustment
  clauses -- net                                      (30,532)      (16,166)     (39,439)       6,072
Other operating expenses                              379,723       334,874      701,640      675,176
Maintenance                                            88,309        87,212      172,481      177,813
Depreciation and decommissioning                      234,904       228,080      470,826      455,341
Income taxes                                          109,177       112,551      200,007      187,766
Property and other taxes                               52,802        53,508      107,359      114,696
                                                   ----------    ----------   ----------   ----------
Total operating expenses                            1,570,408     1,474,792    3,030,765    2,967,248
                                                   ----------    ----------   ----------   ----------
Operating income                                      288,113       292,945      556,502      585,450
                                                   ----------    ----------   ----------   ----------
Provision for rate phase-in plan                      (31,580)      (31,580)     (64,226)     (64,930)
Allowance for equity funds used
  during construction                                   3,565         5,075        7,489       10,090
Other nonoperating income -- net                       25,859        11,060       57,647       35,260
                                                   ----------    ----------   ----------   ----------
Total other income (deductions) -- net                 (2,156)      (15,445)         910      (19,580)
                                                   ----------    ----------   ----------   ----------
Income before interest and other expenses             285,957       277,500      557,412      565,870
                                                   ----------    ----------   ----------   ----------
Interest on long-term debt                            127,656       140,170      252,735      272,826
Other interest expense                                 22,276        19,334       40,670       27,230
Allowance for borrowed funds used
  during construction                                  (3,715)       (4,049)      (7,804)      (8,052)
Capitalized interest                                  (12,083)      (29,315)     (22,392)     (36,839)
Dividends on subsidiary preferred stock                10,020        10,212       20,040       20,682
                                                   ----------    ----------   ----------   ----------
Total interest and other expenses -- net              144,154       136,352      283,249      275,847
                                                   ----------    ----------   ----------   ----------
Net income                                         $  141,803    $  141,148   $  274,163   $  290,023
                                                   ==========    ==========   ==========   ==========
Weighted-average shares of common stock
  outstanding                                         447,799       447,739      447,799      447,738
Earnings per share                                      $ .32         $ .32        $ .61        $ .65
Dividends declared per common share                       .25          .355         .605         .705






The accompanying notes are an integral part of these financial statements.

SCEcorp

CONSOLIDATED BALANCE SHEETS
In thousands

                                                               June 30,             December 31,
                                                                 1994                  1993
                                                            -------------           ------------
                                                             (Unaudited)
ASSETS

Utility plant, at original cost                               $18,738,591            $18,436,134
Less -- accumulated provision for
  depreciation and decommissioning                              7,463,420              7,138,289
                                                              -----------            -----------
                                                               11,275,171             11,297,845
Construction work in progress                                     938,367                857,225
Nuclear fuel, at amortized cost                                   118,963                148,012
                                                              -----------            -----------
Total utility plant                                            12,332,501             12,303,082
                                                              -----------            -----------
Nonutility property -- less
  accumulated provision for
  depreciation of $83,243 and $73,169
  at respective dates                                           1,330,176              1,276,471
Nuclear decommissioning trusts                                    869,954                788,575
Investments in partnerships and
  unconsolidated subsidiaries                                   1,254,753              1,162,452
Investments in leveraged leases                                   502,331                497,469
Other investments                                                  41,803                 20,577
                                                              -----------            -----------
Total other property and investments                            3,999,017              3,745,544
                                                              -----------            -----------
Cash and equivalents                                              540,811                420,510
Receivables, including unbilled
  revenue, less allowances of
  $18,162 and $18,669 for uncollectible
  accounts at respective dates                                    947,964                880,758
Fuel inventory                                                    136,216                120,859
Materials and supplies, at average cost                           118,237                104,092
Accumulated deferred income taxes -- net                          197,283                204,119
Regulatory balancing accounts -- net                               10,426                     --
Prepayments and other current assets                               18,984                117,758
                                                              -----------            -----------
Total current assets                                            1,969,921              1,848,096
                                                              -----------            -----------
Unamortized debt issuance and
  reacquisition expense                                           370,728                381,781
Rate phase-in plan                                                306,218                364,209
Unamortized nuclear plant -- net                                  222,521                273,837
Income tax-related deferred charges                             1,836,360              2,016,194
Other deferred charges                                            472,320                445,799
                                                              -----------            -----------
Total deferred charges                                          3,208,147              3,481,820
                                                              -----------            -----------
Total assets                                                  $21,509,586            $21,378,542
                                                              ===========            ===========





The accompanying notes are an integral part of these financial statements.

SCEcorp

CONSOLIDATED BALANCE SHEETS
In thousands

                                                                 June 30,            December 31,
                                                                   1994                  1993
                                                               -----------           ------------
                                                               (Unaudited)

CAPITALIZATION AND LIABILITIES

Common shareholders' equity:
  Common stock (447,799 shares
     outstanding at each date)                                 $ 2,691,605           $ 2,691,605
  Retained earnings                                              3,269,218             3,265,976
                                                               -----------           -----------
                                                                 5,960,823             5,957,581
Preferred stock:
  Not subject to mandatory redemption                              358,755               358,755
  Subject to mandatory redemption                                  275,000               275,000
Long-term debt                                                   6,309,462             6,459,195
                                                               -----------           -----------
Total capitalization                                            12,904,040            13,050,531
                                                               -----------           -----------
Other long-term liabilities                                        302,573               266,595
                                                               -----------           -----------
Current portion of long-term debt                                  323,766               348,896
Short-term debt                                                  1,030,471               655,344
Accounts payable                                                   359,461               373,092
Accrued taxes                                                      516,159               410,612
Accrued interest                                                   102,939               101,360
Dividends payable                                                  115,803               162,818
Regulatory balancing accounts -- net                                    --                57,932
Deferred unbilled revenue and other
  current liabilities                                              812,373               741,334
                                                               -----------           -----------
Total current liabilities                                        3,260,972             2,851,388
                                                               -----------           -----------
Accumulated deferred income
  taxes -- net                                                   3,978,239             4,168,719
Accumulated deferred investment
  tax credits                                                      441,973               455,574
Customer advances and other
  deferred credits                                                 621,789               585,735
                                                               -----------           -----------
Total deferred credits                                           5,042,001             5,210,028
                                                               -----------           -----------
Commitments and contingencies
  (Notes 1, 2 and 3)





Total capitalization and liabilities                           $21,509,586           $21,378,542
                                                               ===========           ===========






The accompanying notes are an integral part of these financial statements.

SCEcorp

CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands

                                                                         6 Months Ended
                                                                            June 30,
                                                                  ----------------------------
                                                                     1994              1993
                                                                  ---------        -----------
                                                                           (Unaudited)
Cash flows from operating activities:
Net income                                                        $ 274,163        $   290,023
Adjustments for noncash items:
  Depreciation and decommissioning                                  470,826            455,341
  Amortization                                                       77,542             57,870
  Rate phase-in plan                                                 57,991             57,459
  Deferred income taxes and investment tax
    credits                                                         (18,680)           (24,674)
  Equity in income from partnerships and
    unconsolidated subsidiaries                                     (41,505)           (41,811)
  Other long-term liabilities                                        35,978           (102,296)
  Other -- net                                                      (47,255)            21,236
Changes in working capital components:
  Receivables                                                       (47,802)           (27,311)
  Regulatory balancing accounts                                     (68,358)           268,989
  Fuel inventory, materials and supplies                            (29,502)           (15,450)
  Prepayments and other current assets                              101,782            145,314
  Accrued interest and taxes                                        102,680             73,891
  Accounts payable and other current
    liabilities                                                      29,220            (37,240)
Distributions from partnerships and
  unconsolidated subsidiaries                                        35,158             53,364
                                                                  ---------        -----------
Net cash provided by operating activities                           932,238          1,174,705
                                                                  ---------        -----------
Cash flows from financing activities:
Issuances of long-term debt                                          97,379          1,468,064
Issuances of preferred stock                                             --             74,626
Repayment of long-term debt                                        (230,040)        (1,265,021)
Redemption of preferred stock                                            --            (86,392)
Nuclear fuel financing -- net                                       (13,816)           (12,246)
Proceeds from sales of common stock                                      --                141
Short-term debt financings -- net                                   319,321            (40,243)
Dividends paid                                                     (317,937)          (313,416)
                                                                  ---------        -----------
Net cash used by financing activities                              (145,093)          (174,487)
                                                                  ---------        -----------
Cash flows from investing activities:
Additions to property and plant                                    (540,730)          (585,483)
Nuclear decommissioning trusts                                      (81,379)           (71,309)
Investments in partnerships and
  unconsolidated subsidiaries                                      (112,683)          (150,636)
Other -- net                                                         67,948            (31,848)
                                                                  ---------        -----------
Net cash used by investing activities                              (666,844)          (839,276)
                                                                  ---------        -----------
Net increase in cash and equivalents                                120,301            160,942
Cash and equivalents, beginning of period                           420,510            496,338
                                                                  ---------        -----------
Cash and equivalents, end of period                               $ 540,811        $   657,280
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

SCEcorp's significant accounting policies were described in Note 1 of "Notes to Consolidated Financial Statements" included in its 1993 Annual Report on Form 10-K filed with the Securities and Exchange Commission. SCEcorp follows the same accounting policies for interim reporting purposes. In January 1994, SCEcorp adopted a new accounting standard which requires that certain debt and equity instruments be reported at fair value. Adoption of this standard did not have a material effect on results of operations or financial position. This quarterly report should be read in conjunction with SCEcorp's 1993 Annual Report.

Certain prior-period amounts have been reclassified to conform to the June 30, 1994, financial statement presentation.

Note 1. Regulatory Matters

California Public Utilities Commission (CPUC) Electric Utility Industry Restructuring Proposal

On April 20, 1994, the CPUC issued a proposal for restructuring California's electric utility industry. Under the proposal, large electric customers would have the option to choose a range of generation providers, including utilities, (direct access) beginning in 1996. As proposed, eligibility would expand gradually, until all customers, including residential, have the option for direct access to this competitive generation market beginning in 2002. Edison would continue to provide transmission and distribution services to all customers in its service territory. Performance-based regulation would replace traditional cost-of-service regulation for all transmission and distribution services. The proposal also stated that utilities should be entitled to recover all of their investments in generation developed under traditional cost-of-service regulation even if a portion is uneconomic under current conditions. On June 8, 1994, Edison filed its response to the CPUC's proposal recommending the creation of an independent regional power pool company that would act as an intermediary between all power consumers and suppliers. Additionally, Edison has recommended that the CPUC reaffirm in a definitive way that prudent investments made under existing regulation will be protected in the transition to direct access, and in anticipation of a delay in implementing the CPUC's proposal due to several regulatory, legislative and jurisdictional issues, Edison proposed the adoption of performance-based ratemaking for its generation operations until direct access phase-in begins. The CPUC has held three full-panel hearings to address comments on its proposal. A fourth full-panel hearing is scheduled for September 1994. A CPUC final policy statement is expected in early 1995.

Edison currently applies accounting standards that recognize the economic effects of rate regulation and, accordingly, has recorded regulatory assets related to its generation, transmission and distribution operations. If rate recovery of generation-related costs becomes unlikely or uncertain, whether due to competition or regulatory action, these

SCEcorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accounting standards may no longer apply to Edison's generation operations. This change could result in either full recovery of generation-related regulatory assets or a non-cash write-off of up to approximately $1 billion, depending on whether the CPUC adopts a transition mechanism for the recovery of all or a portion of these regulatory assets before rate recovery becomes unlikely or uncertain. Until the CPUC establishes more definitive valuation and pricing criteria for its restructuring proposal, Edison cannot predict the effect of the proposal on its results of operations or financial position.

Mohave Outage Review

In 1986, the CPUC began investigating a 1985 steam-pipe rupture at the Mohave Generating Station. Edison, plant operator and 56% owner, incurred costs of approximately $90 million, after insurance recoveries, to repair damage and provide replacement power during the six-month outage. In 1991, the CPUC's Division of Ratepayer Advocates (DRA) alleged that Edison contributed to the piping failure by imprudently operating the plant and recommended the disallowance of all accident-related expenditures. Edison believes the accident was caused by a manufacturing defect in a seam weld and filed testimony contesting the allegations. A CPUC decision issued in March 1994 agreed with the DRA's allegations and ordered a second phase of this proceeding to quantify the disallowance. The probable effect on net income cannot be determined at this time, but SCEcorp believes it will not materially affect its results of operations or financial position.

Palo Verde Nuclear Generating Station Outage Review

In March 1989, Arizona Public Service Company (APS), operating agent for Palo Verde, removed Units 1 and 3 from service for modifications required by regulatory agencies. As required by state law, the CPUC conducted an investigation, and ordered the authorized revenue collected during the outages be subject to refund. The units resumed operation in December 1989 and July 1990.

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

In September 1993, Edison and the DRA agreed to settle these disputes for $38 million (including $29 million for replacement power costs, $2 million for capital projects and $7 million for interest), subject to CPUC approval. The effect of the settlement has been fully reflected in the financial statements. A CPUC decision is expected in 1995.

Research, Development and Demonstration (RD&D) Cost Review

In Edison's 1992 general rate case, the CPUC deferred a decision (pending additional information from Edison) on the recovery of $56 million in capitalized RD&D costs. Edison refiled, requesting that $35 million be included in rate base and $17 million be classified as RD&D expense. Subsequently, additional adjustments of $11 million were recorded. In

SCEcorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 1993, the DRA recommended further disallowances of about $15 million on Edison's RD&D capital refiling. In June 1994, a CPUC administrative law judge issued a proposed decision recommending disallowances of $6 million. The probable effect of this matter has been fully reflected in the financial statements. A CPUC decision is expected in September 1994.

Note 2.  Nuclear Decommissioning

Decommissioning of Edison's nuclear generating facilities is expected to cost an estimated $1.1 billion in current-year dollars (based on site-specific studies performed in 1990 for San Onofre Nuclear Generating Station and 1989 for Palo Verde). Edison expects to decommission its nuclear facilities by prompt removal or decontamination at the end of their useful lives. Decommissioning is scheduled to begin in 2013 at San Onofre and 2024 at Palo Verde. San Onofre Unit 1, which shut down in 1992, will be stored until decommissioning begins at the other San Onofre units.

Decommissioning costs are recovered in customer rates through charges to depreciation expense. Decommissioning expense was $33 million and $68 million for the three and six months ended June 30, 1994, respectively, and $35 million and $71 million for the three and six months ended June 30, 1993, respectively. The accumulated provision for decommissioning at June 30, 1994, and December 31, 1993, was $865 million and $797 million, respectively. The estimated costs to decommission San Onofre Unit 1 have been recorded as a liability.

Decommissioning costs recovered in rates are placed in external trusts, which, together with accumulated earnings, will be utilized solely for decommissioning. These amounts are invested in high-grade securities (classified as available-for-sale) and reported at market value in accordance with a new accounting standard for debt and equity securities implemented in January 1994. Unrealized gains are recorded in the accumulated provision for decommissioning.

Trust investments include:

                                                     Maturity        June 30,     December 31,
                                                       Dates           1994           1993
                                                     --------        --------     ------------
                                                                          (In millions)
Municipal bonds                                      1996-2021         $592           $680
Stocks                                                                   53             51
U.S. government and agency issues                    1998-2023          129             36
Short-term investments and other                       1994              91             22
                                                                       ----           ----
  Trust fund balance                                                   $865           $789
                                                                       ====           ====
  Market value (based on quoted market prices)                         $870           $853

Trust fund earnings (based on specific identification) increase the trust fund balance and the accumulated provision for decommissioning. Net earnings were $9 million and $20 million for the three and six months ended June 30, 1994, respectively, and $11 million and $23 million for the same periods in 1993. Proceeds from sales of securities (which are reinvested) were $358 million and $403 million for the three and six months ended June 30, 1994, respectively, and $91 million and $48 million

SCEcorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

for the same periods in 1993. Approximately 87% of the trust fund contributions were tax-deductible.

In its 1995 general rate case filing, Edison requested to revise its authorized decommissioning costs based on updated site-specific studies (1993 for San Onofre and 1992 for Palo Verde), and adjustments to its authorized escalation rates and after-tax rate of return on the trust funds. If approved by the CPUC, current fund contribution levels would be virtually unchanged. A CPUC decision is expected in late 1994. Edison believes the amounts collected in rates are adequate to meet estimated decommissioning costs.

Note 3. Contingencies

Conservation Expenditures Tax Issue

The Internal Revenue Service (IRS) has completed its examination of tax years 1983-1988. In connection with this examination, the IRS has challenged certain tax positions, including how Edison deducts energy conservation expenditures. The deduction of energy conservation expenditures is consistent with positions taken by other members of the industry. According to the IRS, certain demand-side management (DSM) expenditures should not be treated as a current income tax deduction. The IRS claims that DSM programs create a future benefit by delaying the cost of building additional power plants. The utility industry believes that energy conservation expenditures constitute ordinary and necessary business expenses, which, under current provisions of the Internal Revenue Code, are deductible in the year incurred or accrued. SCEcorp believes the IRS' position is in conflict with existing tax laws and contrary to the nation's energy and environmental policy goals. SCEcorp will continue to vigorously defend its position.

In March 1994, the CPUC approved Edison's request to establish a memorandum account to track the prospective income tax effect if a change in the method of deducting these expenditures were imposed. Such amounts would be recovered through customer rates, subject to reasonableness reviews. The probable effect on net income of the outcome of this matter cannot be determined at this time, but SCEcorp believes it will not materially affect its results of operations or financial position.

Environmental Protection

SCEcorp is subject to numerous legislative and regulatory environmental-protection requirements. To meet these requirements, SCEcorp will continue to incur substantial costs to operate existing facilities, construct and operate new facilities, and mitigate or remove the effect of past operations on the environment.

SCEcorp has identified 59 sites for which it is, or may be, responsible for remediation under environmental laws. In 1994, Edison developed an above-ground storage tank inspection program to determine the future use of its existing fuel-oil pipeline and station tanks. As a result of this program, several above-ground storage tanks may require surrounding soil remediation and were added to Edison's total number of identified sites.

Edison is participating in investigations and cleanups at a number of these identified sites and has estimated its minimum liability at $74 million. This estimate may change as progress is made in determining the

SCEcorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

magnitude of required remedial actions, as Edison's share of these costs in proportion to other responsible parties is determined, and as additional investigations and cleanups are performed.

On May 4, 1994, the CPUC approved an incentive mechanism for rate recovery of environmental-cleanup costs at 23 of Edison's identified sites (Edison may request to include additional sites). This mechanism allows Edison to recover 90% of cleanup costs through customer rates. Shareholders fund the remaining 10%, with the opportunity to recover these costs through insurance. Environmental-cleanup costs not included in the incentive mechanism are expected to be recovered through customer rates. As a result, Edison's regulatory asset of $68 million reflects the estimated future environmental-cleanup costs expected to be recovered in customer rates.

The probable effect of the outcome of these environmental matters cannot be determined at this time, but SCEcorp believes they will not materially affect its financial position.

Nuclear Insurance

Federal law limits public liability claims from a nuclear incident to $9.2 billion. Edison and other owners of San Onofre and Palo Verde have purchased the maximum private primary insurance available ($200 million). The balance is covered by the industry's retrospective rating plan that uses deferred premium charges. Federal regulations require this secondary level of financial protection. The Nuclear Regulatory Commission exempted San Onofre Unit 1 from this secondary level, effective June 3, 1994. The maximum deferred premium for each nuclear incident is $79 million per reactor, but not more than $10 million per reactor may be charged in any one year for each incident. Based on its ownership interests, Edison could be required to pay a maximum of $158 million per nuclear incident. However, it would have to pay no more than $20 million per incident in any one year. Such amounts include a 5% surcharge if additional funds are needed to satisfy public liability claims and are subject to adjustment for inflation.

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

Palo Verde Steam Generators

In March 1993, a steam generator tube ruptured at Palo Verde Unit 2. A subsequent investigation of the unit revealed cracking in additional steam generator tubes. APS, operator of Palo Verde, reduced power at all three units to 85% in late 1993 to mitigate further tube degradation until
investigations  were  completed.   In  April 1994, investigations revealed
some minor cracking at Unit 3. APS implemented several remedial actions, and returned two units to full power in July 1994. APS expects Unit 2 (currently operated at 88% power) to be returned to full power by year-end 1994, following additional inspections.

SCEcorp

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

Earnings

SCEcorp's earnings per share for the three- and six-month periods ended June 30, 1994, were 32 cents and 61 cents, respectively, compared with 32 cents and 65 cents for the year-earlier periods. Southern California Edison Company's earnings were down 5 cents and 6 cents, respectively, for both periods ended June 30, 1994, primarily due to a lower authorized return on common equity and a 1993 benefit from refinancing long-term debt. The Mission companies' earnings for both the second quarter and year-to-date periods in 1993 reflect a 3-cent charge by Mission Power Engineering Company for the settlement of litigation for its Coso geothermal project and a 1-cent charge for additional reserves at Mission Land Company to recognize reduced real estate values. Excluding these charges, the Mission companies' earnings for the second quarter and year-to-date period ended June 30, 1994, compared to the year-earlier periods, increased 1 cent and decreased 2 cents, respectively. The quarterly increase is attributed to Mission Land's operating loss in 1993. The year-to-date decrease reflects Mission Energy Company's 1993 decision to forgo recording earnings from five geothermal projects, due to the reduced value of its investments. This decision will continue to significantly impact 1994 earnings and possibly beyond.

Operating Revenue

Electric utility revenue increased, almost entirely due to an increase in Edison's average rates. Almost 98% of electric utility revenue is from retail sales. Retail rates are regulated by the California Public Utilities Commission (CPUC) and wholesale rates are regulated by the Federal Energy Regulatory Commission. Revenue from diversified operations increased 43% for the quarter ended June 30, 1994, compared to the year-earlier period, primarily due to an increase in Mission Land's real estate rent and sales revenue resulting from an apartment complex sale, an increase in Mission Energy's electric revenue derived from its Loy Yang
B project, and Mission Land's second quarter 1993 loss in partnership income from reduced real estate values.

Operating Expenses

Fuel expense increased 20% for the three months ended June 30, 1994, compared to the year-earlier period, primarily due to an increase in Edison's power generation. The increased power generation resulted from decreased hydro generation.

Purchased-power expense increased, due to greater volume and higher-priced federally required purchases by Edison from nonutility generators. These purchases were made under contracts with CPUC-mandated pricing, which is generally higher than those for other sources.

The provisions for regulatory adjustment clauses minimize rate fluctuations by adjusting for differences between estimated and actual kilowatt-hour sales or energy costs. These differences are accumulated in balancing accounts for subsequent rate adjustment. Prior-period rate adjustments are also reflected in these provisions. The quarterly and year-to-date decreases reflect authorized estimates exceeding actual kilowatt-hour sales, partially offset by CPUC-authorized estimates exceeding energy costs.

Other operating expenses increased, mainly due to the CPUC authorizing accelerated recovery of costs related to an Edison demand-side management
(DSM) program.

Other Income and Deductions

The provision for rate phase-in plan reflects a CPUC-authorized, 10-year rate phase-in plan for the three Palo Verde Nuclear Generating Station units. Phase-in plans minimize the effect on customer rates of newly constructed plant by implementing rate increases gradually. Palo Verde's plan deferred $200 million of revenue for each unit during the first four years of operation. The deferred revenue, including interest, is being collected evenly over six years ending in 1996 for Units 1 and 2, and in 1998 for Unit 3. The provision is a non-cash offset to the collection of deferred revenue.

Other nonoperating income increased for both periods ended June 30, 1994, compared to the same periods in 1993, primarily due to Mission Power Engineering's second quarter 1993 charge for the settlement of litigation on its Coso geothermal project.

Interest Expense

Interest on long-term debt decreased, primarily due to refinancing debt at lower interest rates. Other interest expense increased 15% and 49% for the three and six months ended June 30, 1994, respectively, compared to the year-earlier periods, mainly due to Edison's increased short-term borrowings.

Capitalized interest decreased, primarily due to decreased construction activity at Mission Energy.

FINANCIAL CONDITION

SCEcorp's liquidity is primarily affected by debt maturities, dividend payments and capital expenditures. Capital resources include cash from operations and external financings.

Although SCEcorp is committed to a strong dividend, in light of declining authorized rates of return for Edison, Edison's ongoing cash needs, the changing nature of the electric utility industry and recently proposed changes in California utility regulation, in the second quarter of 1994 SCEcorp lowered its quarterly common stock dividend by about 30%.

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $932 million for the six-month period ended June 30, 1994, compared to $1.2 billion for the same period in 1993. SCEcorp continues to meet most of its capital requirements with cash from operations.

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

As of June 30, 1994, Edison could issue approximately $5.7 additional first and refunding mortgage bonds and $3.5 billion of preferred stock at current interest and dividend rates.

SCEcorp and its subsidiaries have lines of credit totaling $2.0 billion. Edison has lines of credit of $800 million for short-term debt and the Mission Companies have lines of credit of $600 million to finance general cash requirements. Edison also has lines of credit of $500 million for the long-term refinancing of its variable-rate pollution control bonds.

California law prohibits Edison from incurring or guaranteeing debt for its nonutility affiliates. Additionally, the CPUC regulates Edison's capital structure, limiting the dividends Edison may pay SCEcorp. These restrictions are not expected to affect SCEcorp's ability to meet its cash obligations.

Cash Flows from Investing Activities

The primary uses of cash for investing activities are additions to property and plant, the Mission companies' investments, and contributions to nuclear decommissioning trusts. Decommissioning costs are accrued and recovered in rates over the useful life of each nuclear generating facility through charges to depreciation expense. Edison expects to spend approximately $7.9 billion to decommission its nuclear facilities, primarily between 2013-2035. This estimate is based on Edison's current-dollar decommissioning costs ($1.1 billion), escalated using a 7.7% rate and an earnings assumption on trust funds ranging from 5.25% to 6.0%. These amounts are expected to be funded from independent decommissioning trusts (see Notes to Consolidated Financial Statements). Edison contributes approximately $96 million per year to decommissioning trusts. Trust contributions will continue until decommissioning begins. Cash used for the Mission companies' investing activities was $118 million for the first six months of 1994.

Capital Requirements

SCEcorp's projected capital requirements for the years 1994 through 1998 are:

                                    1994        1995         1996         1997        1998
                                   ------      ------       ------       ------      ------
                                                        (In millions)

Construction expenditures          $1,248      $1,244       $1,074       $1,064      $1,309
Maturities of long-term debt           72         296          290          567         522
                                   ------      ------       ------       ------      ------
Total                              $1,320      $1,540       $1,364       $1,631      $1,831
                                   ======      ======       ======       ======      ======

REGULATORY MATTERS

The CPUC increased Edison's 1994 authorized revenue by $232 million, or 3.2%. The increase includes a $275 million increase for fuel and related costs and an $82 million increase for higher operating costs, partially offset by a $108 million decrease for the lower costs of debt and equity.

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

The CPUC is reviewing Edison's costs (approximately $90 million) related to a 1985 steam-pipe rupture at the Mohave Generating Station. A March 1994 CPUC decision stated that Edison had contributed to the piping failure by imprudently operating the plant and recommended the disallowance of all accident-related expenditures. The CPUC also ordered a second phase of this proceeding to quantify the disallowance. The probable effect on net income cannot be determined at this time, but SCEcorp believes it will not materially affect its results of operations or financial position.

The CPUC is also reviewing extended outages at Palo Verde. The CPUC's Division of Ratepayer Advocates (DRA) initially recommended disallowances valued at $169 million. In September 1993, Edison and the DRA agreed to settle these disputes for $38 million, subject to CPUC approval. The effect of the settlement has been fully reflected in the financial statements. A CPUC decision is expected in 1995.

In its 1995 general rate case filing, Edison requested a $117 million revenue increase to recover the higher costs of operations (excluding fuel) resulting from inflation and new capital investments. Adjusted for inflation, this increase represents a 7.2% reduction from Edison's 1992 authorized revenue. In addition, Edison filed a proposal for a performance-based rate-making mechanism that would determine most of Edison's revenue (excluding fuel) from 1996-2000 (see Competitive Environment). In March 1994, as part of its response to the general rate case filing, the DRA recommended that Edison be denied funds to continue operating San Onofre Nuclear Generating Station Units 2 and 3 after 1998, or that an alternative pricing mechanism (a fixed price per kilowatt-hour generated) be implemented. Edison believes the continued operation of the nuclear units would benefit its customers by providing reliable and non-polluting energy. A CPUC decision is expected on the general rate case in late 1994. Hearings on performance-based ratemaking are currently being conducted with a CPUC decision expected in 1995.

On May 25, 1994, the CPUC approved Edison's request to accelerate recovery of its investments in San Onofre and Palo Verde by $75 million, or 40%, annually through 2011. This decision also adopted Edison's request to offset the rate impact of the accelerated cost recovery with a corresponding deceleration of rate recovery associated with its transmission and distribution assets.

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

Due to this changing environment, Edison requested a performance-based rate-making mechanism in its 1995 general rate case filing. The filing asks for a revenue-indexing formula that combines operating expenses and capital-related costs into a single index. This is a departure from the traditional utility model that links potential earnings levels with capital investment. It would provide stronger incentives for efficient utility operations and investment and allow for a better alignment of customer and shareholder interests. On July 12, 1994, the CPUC ordered Edison to divide its performance-based rate-making application into two phases--transmission and distribution, and power generation. Hearings are scheduled to begin in October 1994 for the transmission and distribution phase and in 1995 for the power generation phase.

On April 20, 1994, the CPUC issued a proposal for restructuring California's electric utility industry. Under the proposal, large electric customers would have the option to choose a range of generation providers, including utilities, (direct access) beginning in 1996. As proposed, eligibility would expand gradually, until all customers, including residential, have the option for direct access to this competitive generation market beginning in 2002. Edison would continue to provide transmission and distribution services to all customers in its service territory. Performance-based regulation would replace traditional cost-of-service regulation for all transmission and distribution services. The proposal also stated that utilities should be entitled to recover all of their investments in generation developed under traditional cost-of-service regulation even if a portion is uneconomic under current conditions. On June 8, 1994, Edison filed its response to the CPUC's proposal recommending the creation of an independent regional power pool company that would act as an intermediary between all power consumers and suppliers. Additionally, Edison has recommended that the CPUC reaffirm in a definitive way that prudent investments made under existing regulation will be protected in the transition to direct access, and in anticipation of a delay in implementing the CPUC's proposal due to several regulatory, legislative and jurisdictional issues, Edison proposed the adoption of performance-based ratemaking for its generation operations until direct access phase-in begins. The CPUC has held three full-panel hearings to address comments on its proposal. A fourth full-panel hearing is scheduled for September 1994. A CPUC final policy statement is expected in early 1995.

Edison currently applies accounting standards that recognize the economic effects of rate regulation and, accordingly, has recorded regulatory assets related to its generation, transmission and distribution operations. If rate recovery of generation-related costs becomes unlikely or uncertain, whether due to competition or regulatory action, these accounting standards may no longer apply to Edison's generation operations. This change could result in either full recovery of generation-related regulatory assets or a non-cash write-off of up to approximately $1 billion, depending on whether the CPUC adopts a transition mechanism for the recovery of all or a portion of these regulatory assets before rate recovery becomes unlikely or uncertain. Until the CPUC establishes more detailed valuation and pricing criteria for its restructuring proposal, Edison cannot predict the effect of the proposal on its results of operations or financial position.

Mission Energy, one of the nation's largest independent power producers, is well positioned to participate in the changing regulatory environment for electric power. Further, international markets present an even greater opportunity for growth and earnings. Mission Energy currently owns 2,055 megawatts of generating capacity, enough power to serve a population of over one million.

MISSION ENERGY PROJECT UPDATE

In February 1994, Mission Energy signed a 30-year power purchase agreement for the 1,230-MW, coal-fired Paiton power project in Indonesia, which will be one of the largest privately owned power projects in the world. The plant, which is 32.5% owned by Mission Energy, is scheduled to begin operating in 1998 and is expected to contribute significantly to Mission Energy's earnings beginning in 1999.

Mission Energy and ISAB, the petroleum subsidiary of one of the largest industrial groups in Italy, have formed ISAB Energy to build a 500-MW combined-cycle power plant in Italy. The plant will use oil gasification technology and is expected to begin commercial operation in 1998. On June 1, 1994, the 240-MW, gas-fired Gordonsville plant in Virginia went into commercial operation. The 150-MW, gas-fired Auburndale plant in Florida commenced commercial operation on July 1, 1994.

CPUC-MANDATED POWER CONTRACTS

On June 22, 1994, the CPUC ordered the California utilities to proceed with the signing of new contracts with independent power producers. This decision will force Edison to purchase 686 MW of new power at fixed prices starting in 1997. This will cost Edison customers $14 billion over the life of the contracts. On July 25, 1994, Edison filed a petition with the CPUC asking it to reconsider its decision. Edison has consistently opposed this proposal because it has no need for additional generating capacity until at least 2005 and because the contracts will increase customer rates. Also, Edison believes the decision is inconsistent with the CPUC's restructuring proposal goal to ultimately lower rates. For the twelve months ended June 30, 1994, Edison paid about $800 million more than the cost of power available from other sources for federally required purchases from independent power producers under CPUC-mandated pricing.

ENVIRONMENTAL PROTECTION

Costs to protect the environment continue to grow due to increasingly stringent laws and regulations.

SCEcorp has identified 59 sites for which it is, or may be, responsible for remediation under environmental laws. Earlier this year, Edison developed an above-ground storage tank inspection program to determine future use of its existing fuel-oil pipeline and station tanks. As a result of this program, several above-ground storage tanks may require surrounding soil remediation and were added to Edison's total number of identified sites. SCEcorp is participating in investigations and cleanups at a number of these identified sites and has recorded its minimum liability at $74 million. This estimate may change as progress is made in determining the magnitude of required remedial actions, as SCEcorp's share of these costs in proportion to other responsible parties is determined, and as additional investigations and cleanups are performed. On May 4, 1994, the CPUC approved an incentive mechanism for rate recovery of environmental-cleanup costs at 23 of Edison's identified sites (Edison may request to include additional sites). This mechanism allows Edison to recover 90% of cleanup costs through customer rates. Shareholders will fund the remaining 10%, with the opportunity to recover these costs through insurance. Environmental-cleanup costs not included in the incentive mechanism are expected to be recovered through customer rates. As a result, Edison's regulatory asset of $68 million reflects the estimated future environmental-cleanup costs expected to be recovered in customer rates.

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

SCEcorp's projected capital expenditures to protect the environment are $1.4 billion for the 1994-2001 period, mainly for placing overhead distribution lines underground and reducing nitrogen-oxides emissions from gas-fired electric generators. Edison's projected capital expenditures (up to $290 million by 2001) to reduce nitrogen-oxides emissions may be lowered by local regulations.

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

The probable effect on net income of these environmental matters cannot be determined at this time, but SCEcorp believes they will not materially affect its financial position.

NEW ACCOUNTING STANDARDS

In January 1994, SCEcorp adopted a new accounting standard which requires the accrual of certain postemployment, but prior to retirement, benefits provided to former or inactive employees. Edison has recorded balance sheet adjustments of $10 million representing the additional liability for these postemployment benefits, and expects to recover these costs in rates. In January 1994, SCEcorp also adopted a new accounting standard which requires certain debt and equity investments be reported at fair value. Accordingly, nuclear decommissioning trusts and other equity investments are now reported at market value. Adoption of these new standards did not have a material effect on results of operations or financial position.

OTHER CONTINGENCIES

The Internal Revenue Service (IRS) has completed its examination of tax years 1983-1988. In connection with this examination, the IRS has challenged certain tax positions, including how Edison deducts energy conservation expenditures. The deduction of energy conservation expenditures is consistent with positions taken by other members of the industry. According to the IRS, certain demand-side management (DSM) expenditures should not be treated as a current income tax deduction. The IRS claims that DSM programs create a future benefit by delaying the cost of building additional power plants. The utility industry believes that energy conservation expenditures constitute ordinary and necessary business expenses, which, under current provisions of the Internal Revenue Code, are deductible in the year incurred or accrued. SCEcorp believes the IRS' position is in conflict with existing tax laws and contrary to the nation's energy and environmental policy goals. SCEcorp will continue to vigorously defend its position.

In March 1993, a steam generator tube ruptured at Palo Verde Unit 2. A subsequent investigation of the unit revealed cracking in additional steam generator tubes. APS, operator of Palo Verde, reduced power at all three units to 85% in late 1993 to mitigate further tube degradation until
investigations  were  completed.   In  April 1994, investigations revealed
some minor cracking at Unit 3. APS implemented several remedial actions, and returned two units to full power in July 1994. APS expects Unit 2 (currently operated at 88% power) to be returned to full power by year-end 1994, following additional inspections.

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

Antitrust Matters

Transphase Systems, Inc. filed a lawsuit on May 3, 1993, in the United States District Court for the Central District of California against Edison and San Diego Gas & Electric Company ("SDG&E"). The complaint alleged that Transphase was competitively disadvantaged because it could not directly access the demand-side management funds Edison collects from its ratepayers to fund demand-side management activities, and that the utilities willfully acquired and maintain monopoly power in the energy conservation industry. The complaint sought $50 million in damages before trebling. On October 7, 1993, the District Court dismissed the case and denied the plaintiffs the opportunity to replead. Transphase appealed to the Ninth Circuit Court of Appeals; the appeal was denied on May 6, 1994. Transphase has requested a hearing en banc on the denial of the appeal.

This matter was previously reported in the Annual Report on Form 10-K for the year ended December 31, 1993, under the heading "Antitrust Matters" in Part I, Item 3 and in the Quarterly Report on Form 10-Q for the quarter ending March 31, 1994, under the heading "Legal Proceedings" in Part II,
Item 1.

Qualified Facilities ("QF") Litigation

On May 20, 1993, four geothermal QFs filed a lawsuit against Edison in Los Angeles County Superior Court, claiming that Edison has underpaid the plaintiffs, and continues to underpay the plaintiffs, for energy. The action was brought on behalf of Vulcan/BN Geothermal Power Company, Elmore L.P., Del Ranch L.P., and Leathers L.P., each of which is partially owned by a subsidiary of Mission Energy Company (a subsidiary of SCEcorp). The plaintiffs allege that the underpayments totaled at least $10 million as of the filing of the complaint. In subsequent court filings, plaintiffs contend that contract payments due through the end of the contract term could total approximately $50 million. They also seek unspecified punitive damages. The matter is in the discovery stage. The materiality of a judgment in favor of the plaintiffs would be largely dependent on the extent to which additional payments resulting from such a judgment are recoverable through Edison's Energy Cost Adjustment Clause ("ECAC"). Edison believes the claims are without merit and is vigorously defending itself against the claims in the lawsuit.

Between January 1994 and July 1994, Edison was named as a defendant in a series of seven lawsuits brought by independent power producers of wind generation. Six of the lawsuits were filed in Los Angeles County Superior Court and one was filed in Kern County Superior Court. The lawsuits allege Edison incorrectly interpreted contracts with the plaintiffs by limiting fixed energy payments to a single 10-year period rather than beginning a new 10-year period of fixed energy payments for each stage of development. In each of the lawsuits, the plaintiffs seek declaratory relief regarding the proper interpretation of the contracts. Plaintiffs allege a combined total of approximately $173 million in damages, which includes consequential damages claimed in six of the seven lawsuits. The lawsuits are in various stages of pleading and discovery. The materiality of judgments in favor of the plaintiffs would be largely dependent on the extent to which any damages or additional payments which might result from such judgments would be recoverable through Edison's ECAC. Edison believes the claims are without merit and is vigorously defending against these claims.

Electric and Magnetic Fields ("EMF") Litigation

Edison has been served with two lawsuits, both of which allege, among other things, that certain plaintiffs developed cancer and sustained other injuries as a result of EMF emitted from Edison facilities. The first lawsuit, filed in Orange County Superior Court and served on Edison in June 1994, requests compensatory and punitive damages. Although no specific damage amounts are alleged in the complaint, in subsequent court filings, plaintiffs estimated general damages at $8 million. On August 8, 1994, one of the co-defendants filed a cross-complaint against the other co-defendants, including Edison, requesting indemnification and declaratory relief concerning the rights and responsibilities of the parties. The second lawsuit was filed in Los Angeles County Superior Court and served on Edison in July 1994. This complaint requests an unspecified amount of compensatory damages. In subsequent court filings, however, plaintiffs claimed approximately $3 million in damages. Edison believes that the allegations in all of these actions are without merit and intends to vigorously defend against these allegations.

The Orange County Superior Court case was previously reported in the Quarterly Report on Form 10-Q for the quarter ending March 31, 1994, under the heading "Environmental Litigation", in Part II, Item 1.

San Onofre Personal Injury Litigation

A former engineer for two contractors providing services for San Onofre has been diagnosed with leukemia. On July 12, 1994, the engineer and his wife sued Edison and SDG&E, as well as a manufacturer of fuel rods for the plant, in the United States District Court for the Southern District of California. The plaintiffs allege that the engineer's illness resulted from contact with radioactive fuel particles released from failed fuel rods. Plant records show that the engineer's exposure to radiation was well below Nuclear Regulatory Commission safety levels. In the complaint, plaintiffs seek unspecified compensatory and punitive damages. Edison believes the allegations are without merit and intends to vigorously contest the allegations.

Item 5.  Other Information

Construction Program and Capital Expenditures

Construction expenditures for the 1994-1998 period are estimated (as of July 14, 1994, the date of SCEcorp's latest approved budget) as follows:

                                                        1994    1995    1996    1997    1998   Total
                                                        ----    ----    ----    ----    ----   -----
                                                                         (In millions)
Electric generating plant                              $  338  $  336  $  274  $  274  $  500  $1,722
Electric transmission lines and substations               174     116     156     167     213     826
Electric distribution lines and substations               449     495     522     552     547   2,565
Other expenditures                                        256     267     131     113      91     858
Non-utility expenditures                                   61      74      34       1       1    171
                                                       ------  ------  ------  ------  ------  ------
  Total                                                 1,278   1,288   1,117   1,107   1,352   6,142
Less--Allowance for funds used during construction         30      44      43      43      43     203
                                                       ------  ------  ------  ------  ------  ------
Funds required for construction expenditures           $1,248  $1,244  $1,074  $1,064  $1,309  $5,939
                                                       ======  ======  ======  ======  ======  ======

Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibits:  None
(b)     Reports on Form 8-K:
        June 16, 1994
        Item No. 5 -- Other Events  --      SCEcorp Common Stock Dividend
                                            Deduction

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

August 10, 1994