Form 10-Q
period 1994-09-30
SCECORP
filed 1994-11-10
CIK 827052

                                 SECURITIES AND EXCHANGE COMMISSION

                                       Washington, D.C. 20549


                                              FORM 10-Q

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended            September 30, 1994
                                ---------------------------------------


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
Yes  X   No
   -----    -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          Class                        Outstanding at November 7, 1994
- - - --------------------------             -------------------------------
Common Stock, no par value                       447,799,172

                                               SCEcorp

                                                INDEX


                                                                       Page
                                                                        No.
                                                                       ----
Part I.  Financial Information:

   Item 1.  Consolidated Financial Statements:

        Consolidated Statements of Income--Three and Nine
            Months Ended September 30, 1994, and 1993                   2

        Consolidated Balance Sheets--September 30, 1994, and
            December 31, 1993                                           3

        Consolidated Statements of Cash Flows--Nine Months
            Ended September 30, 1994, and 1993                          5

        Notes to Consolidated Financial Statements                      6

   Item 2.  Management's Discussion and Analysis of Results
                 of Operations and Financial Condition                 12

Part II.  Other Information:

   Item 1.  Legal Proceedings                                          21

   Item 5.  Other Information                                          23

   Item 6.  Exhibits and Reports on Form 8-K                           23

SCEcorp

PART I--FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
In thousands, except per-share amounts

                                                             3 Months Ended              9 Months Ended
                                                              September 30,               September 30,
                                                             --------------              ---------------
                                                           1994          1993          1994          1993
                                                           ----          ----          ----          ----
                                                                             (Unaudited)

Electric utility revenue                                $2,529,783    $2,263,060    $5,952,901    $5,653,607
Diversified operations                                     148,337       160,813       349,974       322,964
                                                        ----------    ----------    ----------    ----------
Total operating revenue                                  2,678,120     2,423,873     6,302,875     5,976,571
                                                        ----------    ----------    ----------    ----------
Fuel                                                       274,378       221,335       672,336       602,132
Purchased power                                            922,815       923,620     1,949,676     1,893,207
Provisions for regulatory adjustment
  clauses -- net                                           121,536      (116,374)       82,097      (110,302)
Other operating expenses                                   356,823       504,424     1,062,075     1,179,600
Maintenance                                                 77,269        84,646       249,748       262,459
Depreciation and decommissioning                           245,620       230,213       721,220       685,554
Income taxes                                               195,661       172,263       395,665       360,029
Property and other taxes                                    54,075        54,288       161,434       168,984
                                                        ----------    ----------    ----------    ----------
Total operating expenses                                 2,248,177     2,074,415     5,294,251     5,041,663
                                                        ----------    ----------    ----------    ----------
Operating income                                           429,943       349,458     1,008,624       934,908
                                                        ----------    ----------    ----------    ----------
Provision for rate phase-in plan                           (37,196)      (37,196)     (101,422)     (102,126)
Allowance for equity funds used
  during construction                                        3,807         4,797        11,296        14,887
Interest income                                              9,903         8,901        30,154        27,539
Minority interest                                          (11,416)           --       (33,221)           --
Other nonoperating income -- net                            23,340        15,236        60,360        31,857
                                                        ----------    ----------    ----------    ----------
Total other deductions -- net                             (11,562)        (8,262)     (32,833)       (27,843)
                                                        ----------    ----------    ----------    ----------
Income before interest and other expenses                  418,381       341,196       975,791       907,065
                                                        ----------    ----------    ----------    ----------
Interest on long-term debt                                 130,037       151,008       382,771       418,251
Other interest expense                                      20,276        17,722        60,946        50,536
Allowance for borrowed funds used
  during construction                                       (3,733)       (3,827)      (11,537)      (11,879)
Capitalized interest                                       (11,118)      (44,980)      (33,511)      (81,820)
Dividends on subsidiary preferred stock                     10,020        10,020        30,060        30,702
                                                        ----------    ----------    ----------    ----------
Total interest and other expenses -- net                   145,482       129,943       428,729       405,790
                                                        ----------    ----------    ----------    ----------
Net income                                              $  272,899    $  211,253    $  547,062    $  501,275
                                                        ==========    ==========    ==========    ==========
Weighted-average shares of common stock
  outstanding                                              447,799       447,755       447,799       447,744
Earnings per share                                           $ .61         $ .47         $1.22         $1.12
Dividends declared per common share                            .25          .355          .855          1.06




The accompanying notes are an integral part of these financial statements.

SCEcorp

CONSOLIDATED BALANCE SHEETS
In thousands

                                                               September 30,           December 31,
                                                                    1994                   1993
                                                               -------------           -----------
                                                                (Unaudited)
ASSETS

Utility plant, at original cost                                $18,939,285             $18,436,134
Less -- accumulated provision for
  depreciation and decommissioning                               7,565,584               7,138,289
                                                               -----------             -----------
                                                                11,373,701              11,297,845
Construction work in progress                                      900,700                 857,225
Nuclear fuel, at amortized cost                                    105,267                 148,012
                                                               -----------             -----------
Total utility plant                                             12,379,668              12,303,082
                                                               -----------             -----------
Nonutility property -- less
  accumulated provision for
  depreciation of $95,008 and $75,611
  at respective dates                                            1,949,806               1,715,152
Nuclear decommissioning trusts                                     895,089                 788,575
Investments in partnerships and
  unconsolidated subsidiaries                                    1,266,307               1,162,452
Investments in leveraged leases                                    517,441                 497,469
Other investments                                                   40,873                  20,577
                                                               -----------             -----------
Total other property and investments                             4,669,516               4,184,225
                                                               -----------             -----------
Cash and equivalents                                               377,339                 420,510
Receivables, including unbilled
  revenue, less allowances of
  $24,346 and $18,669 for uncollectible
  accounts at respective dates                                   1,239,850                 892,192
Fuel inventory                                                     127,003                 120,859
Materials and supplies, at average cost                            124,472                 104,092
Accumulated deferred income taxes -- net                           295,552                 204,119
Prepayments and other current assets                               143,550                 117,819
                                                               -----------             -----------
Total current assets                                             2,307,766               1,859,591
                                                               -----------             -----------
Unamortized debt issuance and
  reacquisition expense                                            364,306                 381,781
Rate phase-in plan                                                 272,431                 364,209
Unamortized nuclear plant -- net                                   196,867                 273,837
Income tax-related deferred charges                              1,816,741               2,016,194
Other deferred charges                                             500,923                 448,054
                                                               -----------             -----------
Total deferred charges                                           3,151,268               3,484,075
                                                               -----------             -----------
Total assets                                                   $22,508,218             $21,830,973
                                                               ===========             ===========





The accompanying notes are an integral part of these financial statements.

SCEcorp

CONSOLIDATED BALANCE SHEETS
In thousands

                                                                      September 30,          December 31,
                                                                          1994                  1993
                                                                     -------------           -----------
                                                                      (Unaudited)

CAPITALIZATION AND LIABILITIES

Common shareholders' equity:
   Common stock (447,799 shares
      outstanding at each date)                                      $ 2,691,586            $ 2,691,605
   Retained earnings                                                   3,430,167              3,265,976
                                                                     -----------            -----------
                                                                       6,121,753              5,957,581
Preferred stock:
   Not subject to mandatory redemption                                   358,755                358,755
   Subject to mandatory redemption                                       275,000                275,000
Long-term debt                                                         6,335,400              6,459,195
                                                                     -----------            -----------
Total capitalization                                                  13,090,908             13,050,531
                                                                     -----------            -----------
Other long-term liabilities                                              315,109                266,595
                                                                     -----------            -----------
Current portion of long-term debt                                        311,742                348,896
Short-term debt                                                          589,469                655,344
Accounts payable                                                         423,880                386,318
Accrued taxes                                                            847,723                410,612
Accrued interest                                                         103,862                101,360
Dividends payable                                                        115,803                162,818
Regulatory balancing accounts -- net                                     109,748                 57,932
Deferred unbilled revenue and other
   current liabilities                                                 1,041,881                741,334
                                                                     -----------            -----------
Total current liabilities                                              3,544,108              2,864,614
                                                                     -----------            -----------
Accumulated deferred income
   taxes -- net                                                        3,953,100              4,168,719
Accumulated deferred investment
   tax credits                                                           437,124                455,574
Customer advances and other
   deferred credits                                                      608,990                574,280
                                                                     -----------            -----------
Total deferred credits                                                 4,999,214              5,198,573
                                                                     -----------            -----------
Minority interest                                                        558,879                450,660
                                                                     -----------             ----------
Commitments and contingencies
   (Notes 1, 2, 3 and 4)


Total capitalization and liabilities                                 $22,508,218            $21,830,973
                                                                     ===========            ===========






The accompanying notes are an integral part of these financial statements.

SCEcorp

CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands

                                                                               9 Months Ended
                                                                                September 30,
                                                                       -----------------------------
                                                                           1994             1993
                                                                       -----------       -----------
                                                                                 (Unaudited)
Cash flows from operating activities:
Net income                                                             $  547,062        $   501,275
Adjustments for noncash items:
   Depreciation and decommissioning                                       721,220            685,554
   Amortization                                                           105,922             82,907
   Rate phase-in plan                                                      91,778             91,339
   Deferred income taxes and investment tax
    credits                                                              (135,583)           (96,749)
   Equity in income from partnerships and
    unconsolidated subsidiaries                                          (111,341)          (119,363)
   Other long-term liabilities                                             48,514            (82,227)
   Nonrecurring charges                                                        --             98,727
   Other -- net                                                          (100,180)             6,146
Changes in working capital components:
   Receivables                                                           (362,850)          (409,723)
   Regulatory balancing accounts                                           51,816            151,189
   Fuel inventory, materials and supplies                                 (26,524)           (21,550)
   Prepayments and other current assets                                   (21,853)            38,596
   Accrued interest and taxes                                             442,570            233,076
   Accounts payable and other current
    liabilities                                                           324,059            419,439
Distributions from partnerships and
  unconsolidated subsidiaries                                             148,492            154,735
                                                                       ----------        -----------
Net cash provided by operating activities                               1,723,102          1,733,371
                                                                       ----------        -----------
Cash flows from financing activities:
Issuances of long-term debt                                               110,224          1,867,268
Issuances of preferred stock                                                   --             74,598
Repayment of long-term debt                                              (257,741)        (2,034,573)
Redemption of preferred stock                                                  --            (86,392)
Nuclear fuel financing -- net                                             (25,915)            20,098
Proceeds from sales of common stock                                            --                991
Short-term debt financings -- net                                        (114,431)           (30,070)
Dividends paid                                                           (429,887)          (472,362)
                                                                       ----------        -----------
Net cash used by financing activities                                    (717,750)          (660,442)
                                                                       ----------        -----------
Cash flows from investing activities:
Additions to property and plant                                          (853,379)          (908,034)
Nuclear decommissioning trusts                                           (101,031)          (106,992)
Investments in partnerships and
  unconsolidated subsidiaries                                            (167,111)          (245,478)
Other -- net                                                               72,998            (42,073)
                                                                       ----------        -----------
Net cash used by investing activities                                  (1,048,523)        (1,302,577)
                                                                       ----------        -----------
Net decrease in cash
  and equivalents                                                         (43,171)          (229,648)
Cash and equivalents, beginning of period                                 420,510            496,338
                                                                       ----------        -----------
Cash and equivalents, end of period                                    $  377,339        $   266,690
                                                                       ==========        ===========



The accompanying notes are an integral part of these financial statements.

SCEcorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management's Statement

In the opinion of management, all adjustments necessary to present a fair statement of the financial position and results of operations for the periods covered by this report, have been made. In addition to normal recurring adjustments, during the third quarter of 1993, Mission Energy Company, recorded charges totalling $58 million after tax. The charges include costs associated with the termination of its investment in the Carbon II power project in Mexico ($18 million), and the reduced value of its investments in five geothermal projects and additional reserves for project development and other costs ($40 million).

SCEcorp's significant accounting policies were described in Note 1 of "Notes to Consolidated Financial Statements" included in its 1993 Annual Report on Form 10-K filed with the Securities and Exchange Commission. SCEcorp follows the same accounting policies for interim reporting purposes, except as described in Note 1 below. This quarterly report should be read in conjunction with SCEcorp's 1993 Annual Report.

Certain prior-period amounts have been reclassified to conform to the September 30, 1994, financial statement presentation.

Note 1. Changes in Accounting Principles

In January 1994, SCEcorp adopted two accounting standards. One of these standards requires the accrual of certain postemployment, but prior to retirement, benefits provided to former or inactive employees. Edison has recorded balance sheet adjustments of $19 million representing the additional liability for these postemployment benefits, and expects to recover these costs through customer's rates. The other accounting standard requires certain debt and equity investments to be reported at fair value. Adoption of these standards did not have a material effect on results of operations or financial position.

In the third quarter of 1994, Mission Energy Company began reporting its share in the Loy Yang B project under the full consolidation method (with minority interest) instead of the equity method (proportional consolidation). Prior-period financial statements have been restated to reflect this change in accounting principle. Although there was no effect on net income, total assets were increased by $451 million at December 31, 1993, and $559 million at September 30, 1994.

Note 2. Regulatory Matters

1995 General Rate Case Proposed Settlement Agreement

On September 2, 1994, Edison signed a memorandum of understanding related to its 1995 general rate case with the California Public Utilities Commission (CPUC) Division of Ratepayer Advocates (DRA). The memorandum, which requires negotiation of a final agreement and then approval by the CPUC, includes: a decrease of $67 million, or 1.7%, in revenues (except fuel-related revenues) in 1995; an accelerated recovery of Edison's remaining investment ($2.7 billion) in San Onofre Nuclear Generating Station Units 2 and 3; and an incentive pricing plan for these units, under which Edison would charge about four cents per kilowatt-hour.

To achieve the revenue reductions in 1995, Edison and the DRA propose substantial reductions in research and development and traditional customer energy conservation programs. The accelerated recovery of Units 2 and 3 would start in February 1996, allowing a lower rate of return of 7.78% (compared to the current 9.17%) over the 8-year period. Incentive pricing for Units 2 and 3 would replace traditional regulation and rate

SCEcorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management's Statement

recovery for operating expenses and any new capital during the 8-year period. A CPUC decision is expected in mid-1995.

CPUC Electric Utility Industry Restructuring Proposal

In April 1994, the CPUC issued a proposal for restructuring California's electric utility industry. Under the proposal, large electric customers would have the option to choose a range of generation providers, including utilities (direct access), beginning in 1996. As proposed, eligibility would expand gradually, until all customers, including residential, have the option for direct access to this competitive generation market beginning in 2002. Edison would continue to provide transmission and distribution services to all customers in its service territory. Performance-based regulation would replace traditional cost-of-service regulation for all transmission and distribution services. The proposal also stated that utilities should be entitled to recover all of their investments in generation developed under traditional cost-of-service regulation even if a portion is uneconomic under current conditions. In June 1994, Edison filed its response to the CPUC's proposal recommending the creation of an independent regional power pool company that would act as an intermediary between all power consumers and suppliers. Edison also recommended that the CPUC reaffirm in a definitive way that prudent investments made under existing regulation will be protected in the transition to direct access. In anticipation of obstacles in implementing the CPUC's proposal due to several regulatory, legislative and jurisdictional issues, Edison recommended the adoption of performance-based ratemaking in an effort to achieve efficiency gains and rate savings in the short term.

The CPUC has held several full-panel hearings to address comments on its proposal. At the October 24, 1994, hearing, Edison proposed a schedule for implementing its competitive market plan, in which all customers could choose their power provider beginning in 1998. Edison also stated that the CPUC should approve and implement a competition transition charge mechanism, also approved by federal regulators, for full recovery of utility investments and obligations incurred to serve customers under the existing regulatory structure.

The State Legislature passed a resolution in September 1994 which requests that the CPUC withhold full implementation of any restructuring plan until its impact can be evaluated by the Legislature and Governor. The CPUC is to report to the State Legislature by January 31, 1995, on the impact of its restructuring plan.

Edison currently applies accounting standards that recognize the economic effects of rate regulation and, accordingly, has recorded regulatory assets related to its generation, transmission and distribution operations. If rate recovery of generation-related costs becomes unlikely or uncertain, whether due to competition or regulatory action, these accounting standards may no longer apply to Edison's generation operations and a non-cash write-off of up to approximately $1.0 billion could occur. Until the CPUC establishes more definitive valuation and pricing criteria for its restructuring proposal, including transition mechanisms for the rate recovery of regulatory assets, Edison cannot predict the effect of the proposal on its results of operations or financial position.

Mohave Outage Review

In 1986, the CPUC began investigating a 1985 steam-pipe rupture at the Mohave Generating Station. Edison, plant operator and 56% owner, incurred

SCEcorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

costs of approximately $90 million, after insurance recoveries, to repair damage and provide replacement power during the six-month outage. In 1991, the DRA alleged that Edison contributed to the piping failure by imprudently operating the plant and recommended the disallowance of all accident-related expenditures. Edison believes the accident was caused by a manufacturing defect in a seam weld and filed testimony contesting the allegations. A CPUC decision issued in March 1994 agreed with the DRA's allegations and ordered a second phase of this proceeding to quantify the disallowance. The probable effect on net income cannot be determined at this time, but SCEcorp believes it will not materially affect its results of operations or financial position.

Palo Verde Nuclear Generating Station Outage Review

In March 1989, Arizona Public Service Company, operator of Palo Verde, removed Units 1 and 3 from service for modifications required by regulatory agencies. As required by state law, the CPUC conducted an investigation, and ordered the authorized revenue collected during the outages be subject to refund. The units resumed operation in December 1989 and July 1990.

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

In September 1993, Edison and the DRA agreed to settle these disputes for $38 million (including $29 million for replacement power costs, $2 million for capital projects and $7 million for interest), subject to CPUC approval. The effect of the settlement has been fully reflected in the financial statements. A CPUC decision is expected in early 1995.

Note 3.  Nuclear Decommissioning

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

Decommissioning costs are recovered in customer rates through charges to depreciation expense. Decommissioning expense was $33 million and $101 million for the three and nine months ended September 30, 1994, respectively, and $30 million and $102 million for the three and nine months ended September 30, 1993, respectively. The accumulated provision for decommissioning at September 30, 1994, and December 31, 1993, was $898 million and $797 million, respectively. The estimated costs to decommission San Onofre Unit 1 have been recorded as a liability.

Decommissioning funds collected in rates are placed in external trusts, which, together with accumulated earnings, will be utilized solely for decommissioning. These amounts are invested in high-grade securities (classified as available-for-sale) and reported at market value in accordance with a new accounting standard for debt and equity securities

SCEcorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

implemented in January 1994. Unrealized gains are recorded in the accumulated provision for decommissioning.

Trust investments include:

                                                      Maturity       September 30,       December 31,
                                                        Dates            1994                1993
                                                      --------       ------------        ------------
                                                                                (In millions)
Municipal bonds                                       1996-2021          $548                $680
Stocks                                                                    156                  51
U.S. government and agency issues                     1998-2023           114                  36
Short-term investments and other                        1994               72                  22
                                                                         ----                ----
  Trust fund balance                                                     $890                $789
                                                                         ====                ====
  Market value (based on quoted market prices)                           $895                $853

Trust fund earnings (based on specific identification) increase the trust fund balance and the accumulated provision for decommissioning. Net earnings were $9 million and $29 million for the three and nine months ended September 30, 1994, respectively, and $6 million and $29 million for the same periods in 1993. Proceeds from sales of securities (which are reinvested) were $305 million and $708 million for the three and nine months ended September 30, 1994, respectively, and $93 million and $304 million for the same periods in 1993. Approximately 87% of the trust fund contributions were tax-deductible.

In its 1995 general rate case filing, Edison requested to revise its authorized decommissioning costs based on updated site-specific studies (1993 for San Onofre and 1992 for Palo Verde), inclusion of spent nuclear fuel storage cost and adjustments to its authorized escalation rates and after-tax rate of return on the trust funds. If approved by the CPUC, current fund contribution levels would be virtually unchanged. A CPUC decision is expected in mid-1995. Edison believes the amounts collected in rates are adequate to meet estimated decommissioning costs.

Note 4. Contingencies

Conservation Expenditures Tax Issue

The Internal Revenue Service (IRS) has completed its examination of tax years 1983-1988. In connection with this examination, the IRS has challenged certain tax positions, including how Edison deducts energy conservation expenditures. The deduction of energy conservation expenditures is consistent with positions taken by other members of the industry. According to the IRS, certain demand-side management (DSM) expenditures should not be treated as a current income tax deduction. The IRS claims that DSM programs create a future benefit by delaying the cost of building additional power plants. The utility industry believes that energy conservation expenditures constitute ordinary and necessary business expenses, which, under current provisions of the Internal Revenue Code, are deductible in the year incurred or accrued. SCEcorp believes the IRS' position is in conflict with existing tax laws and is contrary to the nation's energy and environmental policy goals. SCEcorp will continue to vigorously defend its position.

In March 1994, the CPUC approved Edison's request to establish a memorandum account to track the prospective income tax effect if a change in the method of deducting these expenditures were imposed. Such amounts would be recovered through customer rates, subject to reasonableness reviews. The probable effect on net income of the outcome of this matter

SCEcorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

SCEcorp has identified 57 sites for which it is, or may be, responsible for remediation under environmental laws. In 1994, Edison developed an above-ground storage tank inspection program to determine the future use of its existing fuel-oil pipeline and station tanks. As a result of this program, several above-ground storage tanks may require surrounding soil remediation and were added to Edison's total number of identified sites.

Edison is participating in investigations and cleanups at a number of these identified sites and has estimated its minimum liability at $74 million. This estimate may change as progress is made in determining the magnitude of required remedial actions, as Edison's share of these costs in proportion to other responsible parties is determined, and as additional investigations and cleanups are performed.

In May 1994, the CPUC approved an incentive mechanism for rate recovery of environmental-cleanup costs at 23 of Edison's identified sites (Edison may request to include additional sites). This mechanism allows Edison to recover 90% of cleanup costs through customer rates. Shareholders fund the remaining 10%, with the opportunity to recover these costs through insurance. Edison has settled an insurance claim with one carrier, and is pursuing additional recovery from several other carriers. Environmental-cleanup costs not included in the incentive mechanism are expected to be recovered through customer rates. As a result, Edison's estimated future environmental-cleanup costs expected to be recovered in customer rates ($68 million) are recorded as a regulatory asset.

The probable effect of the outcome of these environmental matters cannot be determined at this time, but SCEcorp believes they will not materially affect its financial position.

Nuclear Insurance

Federal law limits public liability claims from a nuclear incident to $9.0 billion. Edison and other owners of San Onofre and Palo Verde have purchased the maximum private primary insurance available ($200 million). The balance is covered by the industry's retrospective rating plan that uses deferred premium charges. Federal regulations require this secondary level of financial protection. The Nuclear Regulatory Commission exempted San Onofre Unit 1 from this secondary level, effective June 3, 1994. The maximum deferred premium for each nuclear incident is $79 million per reactor, but not more than $10 million per reactor may be charged in any one year for each incident. Based on its ownership interests, Edison could be required to pay a maximum of $158 million per nuclear incident. However, it would have to pay no more than $20 million per incident in any one year. Such amounts include a 5% surcharge if additional funds are needed to satisfy public liability claims and are subject to adjustment for inflation.

Property damage insurance covers losses up to $500 million, including decontamination costs, at San Onofre and Palo Verde. Decontamination

SCEcorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

liability and property damage coverage exceeding the primary $500 million also has been purchased in amounts greater than federal requirements. Additional insurance covers part of replacement power expenses during an accident-related nuclear unit outage. These policies are issued primarily by mutual insurance companies owned by utilities with nuclear facilities. If losses at any nuclear facility covered by the arrangement were to exceed the accumulated funds for these insurance programs, Edison could be assessed retrospective premium adjustments of up to $31 million per year. Insurance premiums are charged to operating expense.

Palo Verde Steam Generators

In March 1993, a steam generator tube ruptured at Palo Verde Unit 2. A subsequent investigation of the unit revealed cracking in additional steam generator tubes. Arizona Public Service (APS), operator of Palo Verde, reduced power at all three units to 85% in late 1993 to mitigate further tube degradation until investigations were completed. In April 1994, investigations revealed some minor cracking at Unit 3. APS implemented several remedial actions and returned the units to full power in July and August 1994.

In addition to the matters disclosed in these notes, Edison is involved in legal, tax and regulatory proceedings before various courts and governmental agencies with regard to matters arising in the ordinary course of business. Edison believes that the final outcome of these proceedings will not materially affect its results of operations or financial position.

SCEcorp

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

Earnings

SCEcorp's earnings per share for the three- and nine-month periods ended September 30, 1994, were 61 cents and $1.22, respectively, compared with 47 cents and $1.12 for the year-earlier periods. Southern California Edison Company's earnings were down 1 cent and 7 cents, respectively, for both periods ended September 30, 1994, primarily due to a lower authorized return on common equity. The lower year-to-date earnings also reflect a 1993 benefit from refinancing long-term debt.

The Mission companies' earnings for the third quarter 1993 include the following Mission Energy Company charges: 7 cents per share to recognize the reduced value of investments in five geothermal power plants, 4 cents per share to terminate its investment in the Carbon II project in Mexico, and 2 cents per share for additional reserves for project development and other costs. Additionally, in September 1993, Mission Energy decided to forgo recording earnings from five geothermal projects. This decision will continue to significantly impact 1994 earnings and possibly beyond. Year-to-date 1993 earnings also include a 3 cent-per-share charge by Mission Power Engineering Company for the settlement of litigation for its Coso geothermal project and a 1 cent-per-share charge by Mission Land Company to reflect reduced real estate values.

Excluding these special charges, the Mission companies' earnings for the third quarter and year-to-date periods ended September 30, 1994, compared to the year-earlier periods, increased 2 cents and were unchanged, respectively. The quarterly increase is primarily due to improved performance at Mission Energy's gas- and coal-fired projects.

Operating Revenue

Electric utility revenue increased in the third quarter of 1994 compared to the year-earlier period, primarily due to a 13% increase in Edison's sales volume. Year-to-date revenue increased 5%, due to a 4% increase in sales volume and a 2% increase in average rates. Volume increases were primarily the result of warmer weather in the third quarter of 1994. Over 97% of electric utility revenue is from retail sales. Retail rates are regulated by the California Public Utilities Commission (CPUC) and wholesale rates are regulated by the Federal Energy Regulatory Commission.

Revenue from diversified operations decreased 8% and increased 8%, respectively, for the third quarter and year-to-date periods ended September 30, 1994, compared to the same periods in 1993. The quarterly decrease is primarily the result of a $33 million decrease in Mission Land's real estate rent and sales revenue as it continues to exit the real estate business and Mission Energy's 1993 geothermal projects' decision as mentioned above. The quarterly decrease is partially offset by a $28 million net increase in Mission Energy's electric revenue from its international projects, primarily Loy Yang B which became operational in October 1993. The year-to-date increase is the result of an increase in Mission Energy's electric revenue from the Loy Yang B project, partially offset by a $42 million decrease in Mission Land's real estate rent and sales revenue.

Operating Expenses

Fuel expense increased 24% and 12%, respectively, for the three and nine months ended September 30, 1994, compared to the year-earlier periods, primarily due to 38% and 17% increases, respectively, in Edison's gas- and nuclear-powered generation related to the increased demand in third quarter 1994.

Purchased-power expense increased for the nine months ended September 30, 1994, compared to the year-earlier period, primarily due to a greater volume of higher-priced federally required purchases by Edison from nonutility generators. These purchases were made under contracts with CPUC-mandated pricing, which is generally higher than those for other sources.

The provisions for regulatory adjustment clauses minimize rate fluctuations by adjusting for differences between estimated and actual kilowatt-hour sales or energy costs. These differences are accumulated in balancing accounts for subsequent rate adjustment. Prior-period rate adjustments are also reflected in these provisions. The quarterly and year-to-date increases reflect CPUC-authorized estimates exceeding energy costs. The year-to-date increase is partially offset by authorized estimates exceeding actual kilowatt-hour sales.

Other operating expenses decreased 29% and 10%, respectively, for the three and nine months ended September 30, 1994, compared to the year-earlier periods, mostly due to Mission Energy's third quarter 1993 charges related to the termination of its investment in Carbon II and the reduced value of its investment in five geothermal projects, and Mission Land's increased costs in third quarter 1993 related to the sale of properties in Dallas and Chicago.

Income taxes increased for both periods ended September 30, 1994, compared to the same periods in 1993, primarily due to Mission Energy's third quarter 1993 tax benefits related to the Carbon II and geothermal projects' charges.

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

Interest income increased for both periods ended September 30, 1994, compared to the same periods in 1993, mainly due to rising interest rates.

Minority interest reflects the operating income attributable to the minority ownership interest of a partner in Mission Energy's Loy Yang B project.

Other nonoperating income increased 53% and 89%, respectively, for the quarter and year-to-date periods ended September 30, 1994, compared to the year-earlier periods. The quarterly and year-to-date increases include
$9 million and $18 million, respectively, in pre-tax proceeds from Mission Energy's business interruption insurance claim related to its 1994 Lakeland (Roosecote project) transformer failure. The year-to-date increase also reflects Mission Power Engineering Company's 1993 charge related to the termination of litigation for its Coso geothermal project.

Interest Expense

Interest on long-term debt decreased, with a corresponding decrease in the amount of interest capitalized, for both periods ended September 30, 1994, compared to the year-earlier periods, primarily due to Mission Energy's Loy Yang B project becoming operational in October 1993.

Other interest expense increased for both periods ended September 30, 1994, compared to the same periods in 1993, mainly due to rising interest rates on short-term debt.

FINANCIAL CONDITION

SCEcorp's liquidity is primarily affected by debt maturities, dividend payments and capital expenditures. Capital resources include cash from operations and external financings.

In the second quarter of 1994, SCEcorp lowered its quarterly common stock dividend by 30%, as the result of declining authorized rates of return for Edison, the changing nature of the electric utility industry and recently proposed changes in California utility regulation.

As of September 30, 1994, Mission Energy has filed the necessary registration statements with the Securities and Exchange Commission for a public offering of equity securities. Mission Energy intends to obtain equity funding (up to $150 million) through the issuance of cumulative preferred securities. Also, in September 1994, Mission Energy entered into a commitment to obtain bank financing (approximately $148 million), the proceeds of which will be utilized along with the previously mentioned equity funding to repay its indebtedness (335 million Australian dollars) related to the equity requirement for its Loy Yang B project.

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $1.7 billion for each of the nine-month periods ended September 30, 1994, and September 30, 1993. SCEcorp continues to meet most of its capital requirements with cash from operations.

Cash Flows from Financing Activities

Edison's short-term debt is used to finance fuel inventories, balancing account undercollections and general cash requirements. Generally, the net amount of short-term debt financings has decreased for the year-to-date period ended September 30, 1994, compared to the same period in 1993, due to lower corporate cash needs. Also, since Edison's nuclear units have had less downtime in 1994, the net amount of cash used for nuclear fuel financings is lower. The Mission companies' short-term debt is used mainly for construction projects until long-term construction or project loans are secured. Long-term debt is used mainly to finance capital expenditures. Although the activity of refinancing long-term debt with higher interest rates has continued into 1994, due to rising interest rates less cash has been used for this activity for the year-to-date period ended September 30, 1994. Edison's external financings are influenced by market conditions and other factors, including limitations imposed by its articles of incorporation and trust indenture. As of September 30, 1994, Edison could issue approximately $5.3 billion of additional first and refunding mortgage bonds and $3.5 billion of preferred stock at current interest and dividend rates.

SCEcorp and its subsidiaries have lines of credit totaling $2.1 billion. Edison has lines of credit of $859 million for short-term debt and the Mission companies have lines of credit of $675 million to finance general cash requirements. Edison also has lines of credit of $515 million for the long-term refinancing of its variable-rate pollution control bonds.

California law prohibits Edison from incurring or guaranteeing debt for its nonutility affiliates. Additionally, the CPUC regulates Edison's capital structure, limiting the dividends Edison may pay SCEcorp. These restrictions are not expected to affect SCEcorp's ability to meet its cash obligations.

Cash Flows from Investing Activities

The primary uses of cash for investing activities are additions to property and plant, the Mission companies' investments, and contributions to nuclear decommissioning trusts. Decommissioning costs are accrued and recovered in rates over the useful life of each nuclear generating facility through charges to depreciation expense. Edison expects to spend approximately $7.9 billion to decommission its nuclear facilities, primarily between 2013-2035. This estimate is based on Edison's current-dollar decommissioning costs ($1.1 billion), escalated using a 7.7% rate and an earnings assumption on trust funds ranging from 5.25% to 6.0%. These amounts are expected to be funded from independent decommissioning trusts (see Notes to Consolidated Financial Statements). Edison contributes approximately $96 million per year to these trusts. Trust contributions will continue until decommissioning begins. Cash used for the Mission companies' investing activities was $214 million for the first nine months of 1994 compared to $451 million for the year-earlier period.

Fluctuations in foreign currency exchange rates can affect, on a U.S. dollar equivalent basis, the amount of Mission Energy's equity contributions to, and distributions from, its foreign projects, and as Mission Energy continues to expand into foreign markets, can be expected to have a greater impact on its results of operations in the future. Mission Energy has mitigated the risk of interest rate fluctuations by arranging for fixed-rate financing or variable-rate financing with interest rate swaps or other hedging mechanisms for approximately 80% of the aggregate amounts of financings for Mission Energy projects. In addition, Mission Energy has hedged its exposure to fluctuations in foreign exchange rates where it deems appropriate through forward contracts, options, offsetting obligations denominated in foreign currencies and indexing underlying project agreements to U.S. dollars or other indices reasonably expected to correlate with foreign exchange movements.

Capital Requirements

SCEcorp's projected capital requirements for the years 1994 through 1998 are:

                                                     1994      1995       1996       1997      1998
                                                     ----      ----       ----       ----      ----
                                                                   (In millions)

Construction expenditures*                          $1,157     $1,260    $1,056    $1,097    $1,085
Maturities of long-term debt                            35        300       306       561       516
                                                    ------     ------    ------   -------    ------
Total                                               $1,192     $1,560    $1,362    $1,658    $1,601
                                                    ======     ======    ======    ======    ======

*As of October 13, 1994, the date of SCEcorp's latest approved budget.

REGULATORY MATTERS

The CPUC increased Edison's 1994 authorized revenue by $232 million, or 3.2% from 1993 levels. In its 1994 cost-of-capital decision, the CPUC approved Edison's request to increase its equity ratio from 46% to 47.25% and authorized an 11.0% return on common equity for 1994, compared to 11.8% for 1993. This decision is expected to reduce 1994 earnings by approximately 6 cents per share. On October 18, 1994, a CPUC administrative law judge (ALJ) issued a proposed decision on Edison's 1995 cost-of-capital proceeding. The decision recommended an increased return on common equity of 11.7%, as well as an increase in the equity ratio to 47.75%. This decision, if adopted, would increase 1995 earnings by about 10 cents per share.

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

The CPUC approved Edison's request to accelerate recovery of its nuclear plant investments, by $75 million per year, beginning October 1, 1994, through 2011. This decision also adopted Edison's request to offset the rate impact of the accelerated cost recovery with a corresponding deceleration of rate recovery associated with its transmission and distribution facilities.

1995 General Rate Case

In its 1995 general rate case filing, Edison requested a revenue increase to recover the higher costs of operations (excluding fuel) resulting from inflation and new capital investments. Adjusted for inflation, the increase represented a 7.2% reduction from Edison's 1992 authorized revenue. In addition, Edison filed a proposal for a performance-based rate-making mechanism that would determine most of Edison's revenue (excluding fuel) from 1995-2000. The filing asks for a revenue-indexing formula that combines operating expenses and capital-related costs into a single index. This is a departure from the traditional utility model that links potential earnings levels with capital investment. Edison believes it would provide stronger incentives for efficient utility operations and investment and allow for a better alignment of customer and shareholder interests. In July 1994, the CPUC ordered Edison to divide its performance-based rate-making application into two phases-- transmission and distribution, and power generation. Hearings began in October 1994 for the transmission and distribution phase and are scheduled to begin in 1995 for the power generation phase.

On September 2, 1994, Edison and the DRA signed a memorandum of understanding that will form the basis for a final settlement regarding the 1995 general rate case. The memorandum of understanding contains these terms: a $67 million decrease in non-fuel revenue for 1995; accelerated eight-year recovery of Edison's remaining $2.7 billion investment in San Onofre Units 2 and 3 at a reduced rate of return; and, an incentive pricing plan for electricity produced by San Onofre Units 2 and 3. A final decision on the proposed settlement is expected mid-1995.

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

In April 1994, the CPUC issued a proposal for restructuring California's electric utility industry. Under the proposal, large electric customers would have the option to choose a range of generation providers, including utilities (direct access), beginning in 1996. As proposed, eligibility would expand gradually, until all customers including residential, have the option for direct access to this competitive generation market beginning in 2002. Edison would continue to provide transmission and distribution services to all customers in its service territory. Performance-based regulation would replace traditional cost-of-service regulation for all transmission and distribution services. The proposal also stated that utilities should be entitled to recover all of their investments in generation developed under traditional cost-of-service regulation even if a portion is uneconomic under current conditions. In June 1994, Edison filed its response to the CPUC's proposal recommending the creation of an independent regional power pool company that would act as an intermediary between all power consumers and suppliers. Edison also has recommended that the CPUC reaffirm in a definitive way that prudent investments made under existing regulation will be protected in the transition to direct access. In anticipation of obstacles in implementing the CPUC's proposal due to several regulatory, legislative and jurisdictional issues, Edison recommends the adoption of performance-based ratemaking in an effort to achieve efficiency gains and rate savings in the short term.

The CPUC has held several full-panel hearings to address comments on its proposal. At the October 24, 1994, hearing, Edison proposed a schedule for implementing its competitive market plan, in which all customers could choose their power provider beginning in 1998. Edison also stated that the CPUC should approve and implement a competition transition charge mechanism, also approved by federal regulators, for full recovery of utility investments and obligations incurred to serve customers under the existing regulatory structure. The State Legislature has passed a resolution in September 1994 which requests that the CPUC withhold full implementation of any restructuring plan until its impact can be evaluated by the Legislature and Governor. The CPUC is to report to the State Legislature by January 31, 1995, on the impact of its restructuring plan.

Edison currently applies accounting standards that recognize the economic effects of rate regulation and, accordingly, has recorded regulatory assets related to its generation, transmission and distribution operations. If rate recovery of generation-related costs becomes unlikely or uncertain, whether due to competition or regulatory action, these accounting standards may no longer apply to Edison's generation operations and a non-cash write-off of up to approximately $1.0 billion could occur. Until the CPUC establishes more definitive valuation and pricing criteria for its restructuring proposal, including transition mechanisms for the rate recovery of regulatory assets, Edison cannot predict the effect of the proposal on its results of operations or financial position.

Mission Energy, one of the nation's largest independent power producers, is well positioned to participate in the changing regulatory environment for electric power. Further, international markets present an even greater opportunity for growth and earnings. Mission Energy currently owns 2,048 megawatts of generating capacity, enough power to serve a population of over one million.

MISSION ENERGY PROJECT UPDATE

In February 1994, Mission Energy signed a 30-year power purchase agreement with Indonesia's state-owned electric utility for electricity generated from the 1,230-MW, coal-fired Paiton power project in Indonesia, which will be one of the largest privately owned power projects. In September 1994, Mission Energy and its partners obtained preliminary commitments of $2 billion to finance the $2.6 billion plant. The plant, which is 32.5% owned by Mission Energy, is scheduled to begin operating in 1998 and is expected to contribute significantly to Mission Energy's earnings beginning in 1999.

Mission Energy and ISAB, the petroleum subsidiary of one of the largest industrial groups in Italy, have formed ISAB Energy to build a 500-MW combined-cycle power plant in Italy. The plant will use oil gasification technology and is expected to begin commercial operation in 1998. In June 1994, the 240-MW, gas-fired Gordonsville plant in Virginia went into commercial operation. The 150-MW, gas-fired Auburndale plant in Florida commenced commercial operation in July 1994.

CPUC-MANDATED POWER CONTRACTS

In June 1994, the CPUC ordered the California utilities to proceed with the signing of new contracts with independent power producers. This decision will force Edison to purchase 686 MW of new power at fixed prices starting in 1997. This will cost Edison customers $14 billion over the lives of the contracts. In July 1994, Edison filed a petition with the CPUC asking it to reconsider its decision. Edison has consistently opposed this proposal because it has no need for additional generating capacity until at least 2005 and because the contracts will increase customer rates. Also, Edison believes the decision is inconsistent with the CPUC's restructuring proposal goal to ultimately lower rates. On October 12, 1994, the CPUC issued a stay of the June decision until it decides how to act on the various applications for rehearing. On November 8, 1994, Edison signed an agreement with an independent power producer that would replace a portion of the power purchases mandated by the CPUC. The agreement, subject to CPUC approval, would save Edison customers approximately $200 million (in 1994 dollars). For the twelve months ended September 30, 1994, Edison paid about $1.0 billion more than the cost of power available from other sources for federally required purchases from independent power producers under CPUC-mandated pricing.

ENVIRONMENTAL PROTECTION

Costs to protect the environment continue to grow due to increasingly stringent laws and regulations.

SCEcorp has identified 57 sites for which it is, or may be, responsible for remediation under environmental laws. In 1994, Edison developed an above-ground storage tank inspection program to determine future use of its existing fuel-oil pipeline and station tanks. As a result of this program, several above-ground storage tanks may require surrounding soil remediation and were added to Edison's total number of identified sites. SCEcorp is participating in investigations and cleanups at a number of these identified sites and has estimated its minimum liability at $74 million. This estimate may change as progress is made in determining the magnitude of required remedial actions, as SCEcorp's share of these costs in proportion to other responsible parties is determined, and as additional investigations and cleanups are performed. In May 1994, the CPUC approved an incentive mechanism for rate recovery of environmental-cleanup costs at 23 of Edison's identified sites (Edison may request to include additional sites). This mechanism allows Edison to recover 90% of cleanup costs through customer rates. Shareholders fund the remaining 10%, with the opportunity to recover these costs through insurance.
Edison has settled an insurance claim with one carrier, and is pursuing additional recovery from several other carriers. Environmental-cleanup costs not included in the incentive mechanism are expected to be recovered through customer rates. As a result, Edison's estimated future environmental-cleanup costs expected to be recovered in customer rates ($68 million) are recorded as a regulatory asset.

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

SCEcorp's projected capital expenditures to protect the environment are $1.4 billion for the 1994-1998 period, mainly for placing overhead distribution lines underground and reducing nitrogen-oxides emissions from gas-fired electric generators. Edison's projected capital expenditures (up to $290 million by 2001) to reduce nitrogen-oxides emissions may be lowered by local regulations.

The possibility that exposure to electric and magnetic fields (EMF) emanating from power lines, household appliances and other electric sources may result in adverse health effects has received increased attention. The scientific community has not yet reached a consensus on the nature of any health effects of EMF. However, an ALJ's proposed decision provides for a rate-recoverable research and public education program conducted by California electric utilities, and authorizes these utilities to take no-cost or low-cost steps to reduce EMF in new electric facilities. Edison is unable to predict when or if the scientific community will be able to reach a consensus on any health effects of EMF, or the effect that such a consensus, if reached, could have on future electric operations.

The probable effect on net income of these environmental matters cannot be determined at this time, but SCEcorp believes they will not materially affect its financial position.

NEW ACCOUNTING STANDARDS

In January 1994, SCEcorp adopted a new accounting standard which requires the accrual of certain postemployment, but prior to retirement, benefits provided to former or inactive employees. Edison has recorded balance sheet adjustments of $19 million representing the additional liability for these postemployment benefits, and expects to recover these costs through customer rates. In January 1994, SCEcorp also adopted a new accounting standard which requires that certain debt and equity investments be reported at fair value. Accordingly, nuclear decommissioning trusts and other equity investments are now reported at market value. Adoption of these new standards did not have a material effect on results of operations or financial position.

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

In March 1993, a steam generator tube ruptured at Palo Verde Unit 2. A subsequent investigation of the unit revealed cracking in additional steam generator tubes. Arizona Public Service Company (APS), operator of Palo Verde, reduced power at all three units to 85% in late 1993 to mitigate further tube degradation until investigations were completed. In April 1994, investigations revealed some minor cracking at Unit 3. APS implemented several remedial actions, and returned the units to full power in July and August 1994.

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

Antitrust Matters

Transphase Systems, Inc. filed a lawsuit in May 1993, in the United States District Court for the Central District of California against Edison and San Diego Gas & Electric Company ("SDG&E"). The complaint alleged that Transphase was competitively disadvantaged because it could not directly access the demand-side management funds Edison collects from its ratepayers to fund demand-side management activities, and that the utilities willfully acquired and maintain monopoly power in the energy conservation industry. The complaint sought $50 million in damages before trebling. In October 1993, the District Court dismissed the case and denied the plaintiffs the opportunity to replead. Transphase appealed to the Ninth Circuit Court of Appeals; the appeal was denied on May 6, 1994. On September 1, 1994, Transphase filed a petition for a writ of certiorari with the United States Supreme Court. Edison filed its reply on October 7, 1994.

This matter was previously reported in the Annual Report on Form 10-K for the year ended December 31, 1993, under the heading "Antitrust Matters" in Part I, Item 3 and in the Quarterly Report on Form 10-Q for the quarters ending March 31, 1994, and June 30, 1994, under the heading "Antitrust Matters" in Part II, Item 1.

Qualified Facilities ("QF") Litigation

On May 20, 1993, four geothermal QFs filed a lawsuit against Edison in Los Angeles County Superior Court, claiming that Edison underpaid, and continues to underpay, the plaintiffs for energy. Edison denied the allegations in its response to the complaint. The action was brought on behalf of Vulcan/BN Geothermal Power Company, Elmore L.P., Del Ranch L.P., and Leathers L.P., each of which is partially owned by a subsidiary of Mission Energy Company (a subsidiary of SCEcorp). On October 25, 1994, plaintiffs filed a motion to amend the complaint and to add causes of action for unfair competition and restraint of trade. The plaintiffs allege that the underpayments totaled at least $21 million as of the filing of the amended complaint. In other court filings, plaintiffs contend that contract payments due through the end of the contract term could total approximately $60 million. They also seek treble damages for the alleged antitrust violations, unspecified punitive damages, and an injunction to enjoin Edison from "future" unfair competition. The matter is in the discovery stage. The materiality of a judgment in favor of the plaintiffs would be largely dependent on the extent to which additional payments resulting from such a judgment are recoverable through Edison's Energy Cost Adjustment Clause ("ECAC").

Between January 1994 and October 1994, Edison was named as a defendant in a series of eight lawsuits brought by independent power producers of wind generation. Seven of the lawsuits were filed in Los Angeles County Superior Court and one was filed in Kern County Superior Court. The lawsuits allege Edison incorrectly interpreted contracts with the plaintiffs by limiting fixed energy payments to a single 10-year period rather than beginning a new 10-year period of fixed energy payments for each stage of development. In its response to the complaints, Edison denied the plaintiffs' allegations. In each of the lawsuits, the plaintiffs seek declaratory relief regarding the proper interpretation of the contracts. Plaintiffs allege a combined total of approximately $189 million in damages, which includes consequential damages claimed in seven of the eight lawsuits. The materiality of judgments in favor of the plaintiffs would be largely dependent on the extent to which any damages or additional payments which might result from such judgments would be recoverable through Edison's ECAC.

These matters were previously reported in the Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, under the heading "Qualified Facilities ("QF") Litigation" in Part II, Item 1.

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

The second lawsuit was filed in Los Angeles County Superior Court and served on Edison in July 1994. The complaint requests an unspecified amount of compensatory damages. In subsequent court filings, however, plaintiffs claimed approximately $3 million in damages. After the filing of this lawsuit, one of the plaintiffs died.

The Orange County Superior Court case was previously reported in the Quarterly Report on Form 10-Q for the quarters ended March 31, 1994, and June 30, 1994, under the heading "Electric and Magnetic Field ("EMF") Litigation" in Part II, Item 1. The Los Angeles County Superior Court case was previously reported in the Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, under the heading "Electric Magnetic Field ("EMF") Litigation" in Part II, Item 1.

San Onofre Personal Injury Litigation

A former engineer for two contractors providing services for San Onofre has been diagnosed with leukemia. On July 12, 1994, the engineer and his wife sued Edison and SDG&E, as well as a manufacturer of fuel rods for the plant, in the United States District Court for the Southern District of California. The plaintiffs allege that the engineer's illness resulted from contact with radioactive fuel particles released from failed fuel rods. Plant records show that the engineer's exposure to radiation was well below Nuclear Regulatory Commission safety levels. In the complaint, plaintiffs seek unspecified compensatory and punitive damages. In its response to the complaint, Edison denied the plaintiffs' allegations.

This matter was previously reported in the Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, under the heading "San Onofre Personal Injury Litigation" in Part II, Item 1.

Employment Discrimination Litigation

On September 21, 1994, nine African-American employees filed a lawsuit against SCEcorp and Edison on behalf of an alleged class of African-American employees, alleging racial discrimination in job advancement, pay, training and evaluation. The lawsuit was filed in the United States District Court for the Central District of California. The plaintiffs seek injunctive relief, as well as an unspecified amount of compensatory and punitive damages, attorneys' fees, costs and interest. SCEcorp and Edison are actively investigating the allegations.

Environmental Proceeding

On August 11, 1994, the State of West Virginia issued a Notice of Violation ("NOV") to the American Bituminous Power Partners for the American Bituminous project, an 80MW waste coal project located in West Virginia. American Bituminous Power Partners is a partnership, 50% of which is owned by subsidiaries of one of SCEcorp's subsidiaries, Mission Energy Company. The NOV was issued to the American Bituminous project alleging violations of the project's West Virginia air permit. American Bituminous responded to the NOV on August 30, 1994. It is premature to predict the final resolution of this matter, including payment of any fines or penalties, but management does not believe it will have a material adverse effect on its financial condition or results of operations.

Item 5.  Other Information

Construction Program and Capital Expenditures

Construction expenditures for the 1994-1998 period are estimated (as of October 13, 1994, the date of SCEcorp's latest approved budget) as follows:

                                                           1994    1995    1996    1997    1998    Total
                                                           ----    ----    ----    ----    ----    -----
                                                                               (In millions)
Electric generating plant                                 $  315  $  326  $  263  $  288  $  264   $1,456
Electric transmission lines and substations                  118     127     147     191     224      807
Electric distribution lines and substations                  446     493     523     547     565    2,574
Other plant expenditures                                     245     285     131     113      74      848
Non-utility expenditures                                      63      73      35       1       1      173
                                                          ------  ------  ------  ------  ------   ------
  Total                                                    1,187   1,304   1,099   1,140   1,128    5,858
Less--Allowance for funds used during construction            30      44      43      43      43      203
                                                          ------  ------  ------  ------  ------   ------
Funds required for construction expenditures              $1,157  $1,260  $1,056  $1,097  $1,085   $5,655
                                                          ======  ======  ======  ======  ======   ======

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits:

       Financial Data Schedule

(b)    Reports on Form 8-K:

       September 6, 1994

       Item No. 5 -- Other Events  --   Memorandum of Understanding Regarding
                                        Southern California Edison Company's
                                        1995 General Rate Case

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

November 9, 1994