Form 10-K
SCECORP
filed 1995-03-29
CIK 827052

                             SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549

                                          FORM 10-K


/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended             December 31, 1994
                           ---------------------------------------
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

           Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
Title of each class                                   on which registered
-------------------                                  ----------------------
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

The aggregate market value of registrant's voting stock held by non-affiliates was approximately $6,825,040,693 on or about March 20, 1995, based upon prices reported on the New York Stock Exchange. As of March 20, 1995, there were 447,543,652 shares of Common Stock outstanding.

                        DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the following documents listed below have been incorporated by reference into the parts of this report so indicated.

(1)   Designated portions of the Annual Report
      to Shareholders for the year ended
      December 31, 1994. . . . . . . . . . . . . . . . .   Parts I, II and IV
(2)   Designated portions of the Joint Proxy
      Statement relating to registrant's 1995
      Annual Meeting of Shareholders . . . . . . . . . .   Part III

                                 TABLE OF CONTENTS


Item                                                                                 Page
----                                                                                 ----

                                           Part I

 1.    Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1
       Business of SCEcorp . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1
            Competitive Environment. . . . . . . . . . . . . . . . . . . . . . . .       1
            Regulation of SCEcorp. . . . . . . . . . . . . . . . . . . . . . . . .       2
            Environmental Matters. . . . . . . . . . . . . . . . . . . . . . . . .       3
       Business of Southern California Edison Company. . . . . . . . . . . . . . .       6
            Regulation of Edison . . . . . . . . . . . . . . . . . . . . . . . . .       6
            Rate Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       7
            Fuel Supply. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      11
       Business of The Mission Group and its Subsidiaries. . . . . . . . . . . . .      12
 2.    Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      14
            Existing Utility Generating Facilities . . . . . . . . . . . . . . . .      14
            El Paso Electric Company ("El Paso") Bankruptcy. . . . . . . . . . . .      15
            Construction Program and Capital Expenditures. . . . . . . . . . . . .      16
            Nuclear Power Matters. . . . . . . . . . . . . . . . . . . . . . . . .      16
 3.    Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      18
            Antitrust Matters. . . . . . . . . . . . . . . . . . . . . . . . . . .      18
            QF Litigation. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      18
            Environmental Litigation . . . . . . . . . . . . . . . . . . . . . . .      19
            San Onofre Personal Injury Litigation. . . . . . . . . . . . . . . . .      20
            Employment Discrimination Litigation . . . . . . . . . . . . . . . . .      20
 4.    Submission of Matters to a Vote of Security Holders . . . . . . . . . . . .      20

       Executive Officers of the Registrant. . . . . . . . . . . . . . . . . . . .      20

                                           Part II

 5.    Market for Registrant's Common Equity and Related
            Stockholder Matters. . . . . . . . . . . . . . . . . . . . . . . . . .      26
 6.    Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . .      26
 7.    Management's Discussion and Analysis of Results of
            Operations and Financial Condition . . . . . . . . . . . . . . . . . .      26
 8.    Financial Statements and Supplementary Data . . . . . . . . . . . . . . . .      26
 9.    Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure. . . . . . . . . . . . . . . . . .      26

                                          Part III

10.    Directors and Executive Officers of the Registrant. . . . . . . . . . . . .      27
11.    Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . . . . .      27
12.    Security Ownership of Certain Beneficial Owners and
            Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      27
13.    Certain Relationships and Related Transactions. . . . . . . . . . . . . . .      27

                                           Part IV

14.    Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      27

       Report of Independent Public Accountants on Supplemental
            Schedules. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      29
       Supplemental Schedules. . . . . . . . . . . . . . . . . . . . . . . . . . .      30
       Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      35
       Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      36

                                           PART I

Item 1.  Business

Business of SCEcorp

SCEcorp was incorporated on April 20, 1987, under the laws of the State of California for the purpose of becoming the parent holding company of Southern California Edison Company ("Edison"), a California public utility corporation. SCEcorp owns all of the issued and outstanding common stock of Edison and, in addition, owns all of the issued and outstanding capital stock of The Mission Group ("Mission Group"), which in turn owns the stock of subsidiaries engaged in nonutility businesses. These subsidiaries are currently engaged in developing cogeneration and other energy projects ("Mission Energy"), making financial investments in electric generating facilities and other assets ("Mission First Financial") and managing and selling existing real estate projects ("Mission Land").

SCEcorp is engaged in the business of holding for investment the stock of its subsidiaries. For the year ended December 31, 1994, Edison and The Mission Group accounted for 88% and 12%, respectively, of the net income of SCEcorp. During 1994, Edison had an average of 16,351 full-time employees. The Mission Group and its subsidiaries had 740 full-time employees at December 31, 1994. SCEcorp had 5 employees at year end 1994.

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

During 1994, the California Public Utilities Commission ("CPUC") issued a proposal and held several hearings for restructuring California's electric utility industry. Under the proposal, large electric customers would have the option for direct access to a range of generation providers, including utilities, beginning in 1996. As proposed, eligibility would expand gradually, until all customers, including residential customers, would have the option for direct access to this competitive generation market by 2002. Edison would continue to provide transmission and distribution service to all customers in its service territory and performance-based regulation would replace existing regulation for such services. The proposal also stated that utilities should be entitled to recover the portion of their generation investments rendered uneconomic in the new direct access environment. Edison's response to the CPUC's proposal recommended the creation of a regional competitive market with an independent power pool that would act as the intermediary between all power consumers and suppliers and urged that the CPUC provide that costs previously incurred to serve the state's electricity needs under current regulatory rules be recovered fairly from all customers. In anticipation of obstacles in implementing the CPUC's proposal due to regulatory, legislative and jurisdictional issues, Edison also recommended the adoption of performance-based ratemaking for its generation operations until direct access phase-in begins.

During the CPUC hearings, Edison stressed that its competitive power market proposal would provide all electric customers with the benefits of a competitive marketplace, reliability and operating efficiency and proposed a schedule for implementing Edison's competitive market plan with customer choice beginning in 1998. Subsequent to the CPUC proposal, the
<page 1>
state legislature passed a resolution requesting that the CPUC withhold implementation of any restructuring plan until its impact can be evaluated by the legislature and governor. The CPUC issued an interim report to the state legislature on January 24, 1995, describing the positions of the parties and CPUC activities to date, and planned to issue a proposed policy decision for public comment on March 22, 1995. On March 21, 1995, the CPUC postponed issuance of the proposed policy statement, stating that additional time is necessary for analysis of and reflection on the extensive record developed in the case.

Edison filed a proposal with the CPUC recommending implementation of a competition transition charge ("CTC") mechanism beginning in 1998, for full recovery of utility investments and obligations incurred to serve customers under the existing regulatory framework. In its filing, Edison estimates its potential transition costs through 2025 to be approximately $9.3 billion (net present value), based on an assumed 1998 market price of 4 cents per kilowatt-hour. Of that amount, $4.9 billion would come from Edison's qualifying facility contracts, which are the direct result of legislative and regulatory mandates; $600,000,000 from costs pertaining to certain generating plants; and $3.8 billion from regulatory commitments to be recovered in the future. Such commitments include deferred taxes, postretirement benefit transition costs, accelerated recovery of nuclear plants, nuclear decommissioning and certain other costs. At December 31, 1994, these commitments included recorded regulatory assets of approximately $1 billion.

Edison currently applies accounting standards that recognize the economic effects of rate regulation. If rate recovery of generation-related costs becomes unlikely or uncertain, whether due to competition or regulatory action, these accounting standards may no longer apply to Edison's generation operations and the $1 billion would be a non-cash charge against earnings. Additionally, Edison may have write-offs associated with its potential transition costs if these costs are not recovered through a CTC or other mechanism. Until the CPUC establishes more definitive valuation and pricing criteria for its restructuring proposal, including a recovery mechanism for the transition charges, Edison cannot predict the effect of the proposal on its results of operations.

Edison is engaged in an ongoing review of possible responses to the regulatory and competitive changes affecting the electric utility industry, including various corporate, financial, legal and legislative alternatives. In addition, Edison is seeking to enhance its competitive position by cutting costs and increasing productivity, and by developing new revenue sources.

Mission Energy, one of the nation's largest independent power producers, is well positioned to participate in the changing regulatory environment for electric power. Further, international markets present an even greater opportunity for growth and earnings. Mission Energy currently owns 2,048 megawatts of generating capacity, enough power to serve a population of over 1,500,000.

                                 Regulation of SCEcorp

SCEcorp and its subsidiaries are exempt from all provisions, except
Section 9(a)(2), of the Public Utility Holding Company Act of 1935 ("Holding Company Act") on the basis that SCEcorp and Edison are incorporated in the same state and their business is predominately intrastate in character and carried on substantially in the state of incorporation. It is necessary for SCEcorp to file an annual exemption statement with the Securities and Exchange Commission ("SEC"), and the exemption may be revoked by the SEC upon a finding that the exemption may be detrimental to the public interest or the interest of investors or consumers. SCEcorp has no intention of becoming a registered holding company under the Holding Company Act.
<page 2>

SCEcorp is not a public utility under the laws of the State of California and is not subject to regulation as such by the CPUC. See "Business of Southern California Edison Company--Regulation of Edison" below for a
description of the regulation of Edison by the CPUC.   However, the CPUC
decision authorizing Edison to reorganize into a holding company structure contains certain conditions, which, among other things, ensure the CPUC access to books and records of SCEcorp and its affiliates which relate to transactions with Edison; require SCEcorp and its subsidiaries to employ accounting and other procedures and controls to ensure full review by the CPUC and to protect against subsidization of nonutility activities by Edison's customers; require that all transfers of market, technological or similar data from Edison to SCEcorp or its affiliates be made at market value; preclude Edison from guaranteeing any obligations of SCEcorp without prior written consent from the CPUC; provide for royalty payments to be paid by SCEcorp or its subsidiaries in connection with the transfer of product rights, patents, copyrights or similar legal rights from Edison; and prevent SCEcorp and its subsidiaries from providing certain facilities and equipment to Edison except through competitive bidding.
In addition, the decision provides that Edison shall maintain a balanced capital structure in accordance with prior CPUC decisions, that Edison's dividend policy shall continue to be established by Edison's Board of Directors as though Edison were a comparable stand-alone utility company, and that the capital requirements of Edison, as determined to be necessary to meet Edison's service obligations, shall be given first priority by the Boards of Directors of SCEcorp and Edison.

                                  Environmental Matters

Legislative and regulatory activities in the areas of air and water pollution, waste management, hazardous chemical use, noise abatement, land use, aesthetics and nuclear control continue to result in the imposition of numerous restrictions on SCEcorp's operation of existing facilities, on the timing, cost, location, design, construction and operation by Edison of new facilities required to meet its future load requirements, and on the cost of mitigating the effect of past operations on the environment. These activities substantially affect future planning and will continue to require modifications of SCEcorp's existing facilities and operating procedures. SCEcorp is unable to predict the extent to which additional regulations may affect its operations and capital expenditure requirements.

The Clean Air Act provides the statutory framework to implement a program for achieving national ambient air quality standards in areas exceeding such standards and provides for maintenance of air quality in areas already meeting such standards. The Clean Air Act was amended in 1990, giving the South Coast Air Quality Management District ("SCAQMD") 20 years to achieve the federal air quality standards for ozone. The SCAQMD's Air Quality Management Plan ("AQMP"), adopted in 1994, demonstrates a commitment to attain the federal ozone air quality standard by 2010. Consistent with the requirements of the AQMP and the Clean Air Act Amendments of 1990 ("CAAA"), the SCAQMD adopted rules to reduce emissions of oxides of nitrogen ("NOx") from combustion turbines, internal combustion engines, industrial coolers and utility boilers. On October 15, 1993, the SCAQMD adopted the Regional Clean Air Incentives Market ("RECLAIM") which replaces most of the previous rule requirements with a market mechanism for NOx emission trading (trading credits). RECLAIM will, however, require Edison to significantly reduce NOx emissions through retrofit or purchase of trading credits on all basin generation by 2003. In Ventura County, a NOx rule was adopted requiring more than an 88% NOx reduction by June 1996 at all utility boilers. Edison expects to spend a total of approximately $290,000,000 in capital expenditures by 2001 to meet these requirements. Preliminary estimates indicate that certain Mission Energy projects will be required to make capital expenditures of approximately $60,000,000 ($30,000,000 Mission Energy's share) over the next five years in order to comply with the CAAA.
<page 3>

The CAAA does not require any significant additional emissions control expenditures that are identifiable at this time. The amendments call for a five-year study of the sources and causes of regional haze in the
southwestern U.S.   Also, the EPA and Edison will conclude a cooperative
tracer study of SO2 emissions from the Mohave plant in 1995. This study is evaluating potential impact from Mohave emissions on haze within Grand Canyon National Park. The extent to which these studies may require sulfur dioxide emissions reductions at the Mohave plant is not known. The acid rain provisions of the amended Clean Air Act also put an annual limit on sulfur dioxide emissions allowed from power plants. Edison has received more sulfur dioxide allowances than it requires for its projected operations. As a result of a petition by Mohave County in the State of Arizona, the Nevada Department of Environmental Protection ("NDEP") studied the impact of the plume from the Mohave plant on the Mohave area air quality. The regulatory outcome required Edison to meet a new lower opacity limit in early 1994. The NDEP will review Edison's performance relative to the opacity limit again in 1995. The NDEP will consider the implementation schedule for any potential retrofits to meet any revision to the opacity limit in conjunction with an ongoing tracer study being conducted by the EPA to evaluate potential impacts on visibility in the Grand Canyon from sulfur dioxide emissions. Until more definitive information on tracer study results are available, Edison expects to meet all the present regulations through improved operations at the plant.

The CAAA also requires the EPA to carry out a three-year study of risk to public health from emissions of toxic air contaminants from power plants, and to regulate such emissions only if required.

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

Based on the MRC findings, the Coastal Commission in 1991 revised the coastal permit for Units 2 and 3 and required Edison to restore 150 acres of degraded wetlands, construct a 300-acre artificial kelp reef, and install fish behavioral barriers inside the Units' cooling water intake structure. Edison is currently in the process of planning and designing these projects, all of which must receive the approval of the Coastal Commission and state and federal resource and regulatory agencies. Current estimates place Edison's share of these capital costs at about $83,000,000, which is expected to be spent over the next 10 to 12 years.
<page 4>

SCEcorp records its environmental liabilities when site assessments and/or remedial actions are probable and a range of reasonably likely cleanup costs can be estimated. SCEcorp reviews its sites and measures the liability quarterly, by assessing a range of reasonably likely costs for each identified site using currently available information, including existing technology, presently enacted laws and regulations, experience gained at similar sites, and the probable level of involvement and financial condition of other potentially responsible parties. These estimates include costs for site investigations, remediation, operations and maintenance, monitoring and site closure. Unless there is a probable amount, SCEcorp records the lower end of this reasonably likely range of costs (classified as other long-term liabilities at undiscounted amounts). While SCEcorp has numerous insurance policies that it believes may provide coverage for some of these liabilities, it does not recognize recoveries in its financial statements until they are realized.

At December 31, 1994, SCEcorp's recorded estimated minimum liability to remediate its 61 identified sites was $114,000,000, compared with $60,000,000 at the end of 1993. The increase resulted primarily from changes in estimates for a former pole-treating facility and a fuel-oil tank inspection program. The ultimate costs to clean up SCEcorp's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as; the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCEcorp believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $215,000,000. The upper limit of this range of costs was estimated using assumptions least favorable to SCEcorp among a range of reasonably possible outcomes.

SCEcorp expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $4,000,000 to $8,000,000. Recorded costs for 1994 were $5,000,000.

One of Edison's sites is a former pole-treating facility, which is considered a federal Superfund site and represents 71% of Edison's recorded liability. Remedial actions to clean up soil and ground-water contamination that occurred during pole-treating operations (1925-1980) are expected to continue at this site for 30 years. Rate recovery of environmental-cleanup costs for this site is authorized by the CPUC through an incentive mechanism (discussed below).

SCEcorp's identified sites include several sites for which there is a lack of currently available information including, the nature and magnitude of contamination, and the extent, if any, that SCEcorp may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites at this time.

SCEcorp's 61 identified sites include 58 Edison sites. The CPUC allows Edison to recover environmental-cleanup costs at 23 of its sites, representing $90,000,000 of SCEcorp's recorded liability, through an incentive mechanism (Edison may request to include additional sites). Under this mechanism, Edison will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs through insurance and other third-party recoveries. Edison settled an insurance claim with one carrier, and is pursuing additional recovery from several other carriers. Costs incurred at Edison's remaining 35 sites are expected to be recovered through customer rates. Edison has recorded a regulatory asset of $104,000,000 for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.
<page 5>

Based on information available at this time, SCEcorp believes it is not likely that it will incur amounts in excess of the upper limit of the estimated range and, based upon the CPUC's regulatory treatment of
environmental-cleanup  costs,   SCEcorp  believes  that  costs  ultimately
recorded will not have a material adverse effect on its results of operations or financial position. There can be no assurance, however, that future developments, including additional information about existing sites or the identification of new sites, will not require material revisions to such estimates.

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

The Toxic Substance Control Act and accompanying regulations govern the manufacturing, processing, distribution in commerce, use and disposal of polychlorinated biphenyls, a toxic substance used in certain electrical equipment ("PCB waste"). Current costs for disposal of PCB waste are immaterial.

SCEcorp's capital expenditures for environmental protection for the years 1995 through 1999 are projected to be $1.5 billion. These expenditures are mainly for placing overhead distribution lines underground and reducing nitrogen oxides emissions from gas-fired generators.

Business of Southern California Edison Company

Edison was incorporated under California law in 1909. Edison is a public utility primarily engaged in the business of supplying electric energy to a 50,000 square-mile area of central and southern California, excluding the City of Los Angeles and certain other cities. This area includes some 800 cities and communities and a population of more than 11 million people. Edison had an average of 16,351 full-time employees during 1994. During 1994, 37% of Edison's total operating revenue was derived from commercial customers, 36% from residential customers, 13% from industrial customers, 8% from public authorities, 4% from agricultural and other customers and 2% from resale customers. Edison comprises the major portion of the assets and revenues of SCEcorp, its parent holding company.

                             Regulation of Edison

Edison's retail operations are subject to regulation by the CPUC. The CPUC has the authority to regulate, among other things, retail rates, issuances of securities and accounting practices. Edison's resale operations are subject to regulation by the Federal Energy Regulatory Commission ("FERC"). The FERC has the authority to regulate resale rates as well as other matters, including transmission service pricing, accounting practices and licensing of hydroelectric projects.

Edison is subject to the jurisdiction of the Nuclear Regulatory Commission ("NRC") with respect to its nuclear power plants. NRC regulations govern the granting of licenses for the construction and operation of nuclear power plants and subject those power plants to continuing review and regulation.

The construction, planning and siting of Edison's power plants within California are subject to the jurisdiction of the California Energy Commission and the CPUC. Edison is subject to rules and regulations of the California Air Resources Board and local air pollution control districts with respect to the emission of pollutants into the atmosphere, the regulatory requirements of the California State Water Resources
<page 6>

Control Board and regional boards with respect to the discharge of pollutants into waters of the state and the requirements of the California Department of Toxic Substances Control with respect to handling and
disposal of hazardous materials  and  wastes.   Edison is also subject to
regulation by the U.S. Environmental Protection Agency ("EPA"), which administers certain federal statutes relating to environmental matters. Other federal, state and local laws and regulations relating to environmental protection, land use and water rights also affect Edison.

The California Coastal Commission has continuing jurisdiction over the coastal permit for San Onofre Nuclear Generating Station ("San Onofre") Units 2 and 3. Although the units are operating, the permit remains open.

This jurisdiction may continue for several years because it involves oversight of mitigation measures arising from the permit.

The Department of Energy ("DOE") has regulatory authority over certain aspects of Edison's operations and business relating to energy conservation, solar energy development, power plant fuel use and disposal, coal conversion, electric sales for export, public utility regulatory policy and natural gas pricing.

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

In December 1993, Edison filed an application with the CPUC in which it proposed a performance-based rate-making procedure for recovery of operation and maintenance ("O&M") expenses and capital-related costs. Such costs have traditionally been recovered through general rate cases, attrition proceedings, and cost of capital proceedings.

Edison proposed that the CPUC authorize a base rate revenue indexing formula which would combine O&M and capital-related cost recovery. In addition, Edison proposed that the period between general rate cases be lengthened from three to six years. Cost of capital changes would occur, pursuant to a formula, only after significant changes in utility capital markets.

Pursuant to the assigned Commissioner's ruling dated July 12, 1994, Edison's performance-base rate-making application was split into two
<page 7>
phases. Phase I was limited to all base rate components of Edison's revenue requirement excluding generation related capital, and operation and maintenance costs. Edison's amended application for Phase I was filed on August 8, 1994. Phase II, which addresses generation-related costs, is scheduled to be filed after the CPUC issues a decision in the industry restructuring proceeding.

Edison's fuel, purchased-power and energy-related costs of providing electric service are recovered through a balancing account mechanism called the Energy Cost Adjustment Clause ("ECAC"). Under the ECAC balancing account procedure, actual fuel, purchased power and energy-related revenue and costs are compared and the difference is recorded as either an undercollection or overcollection. The amount recorded in the balancing account is periodically amortized through rate changes which return overcollections to customers by reducing rates or
collect undercollections from customers by increasing rates.   The costs
recorded in the ECAC balancing account are subject to reasonableness reviews by the CPUC. Certain incentive provisions are included in the ECAC that can affect the amount of fuel and energy-related costs actually recovered. Edison is required to make an ECAC filing for each calendar year, and must also make a second filing for a mid-year adjustment if it would result in an ECAC rate change exceeding 5% of total annual revenue.

For Edison's interest in the three units of the Palo Verde Nuclear Generating Station ("Palo Verde"), the CPUC authorized a 10-year rate phase-in plan which deferred collection of $200,000,000 of investment-related revenue during the first four years of operation for each of the three units, commencing on their respective commercial operation dates. Revenue collection deferred for each unit under the plan for years one through four was $80,000,000, $60,000,000, $40,000,000 and
$20,000,000, respectively. The deferrals and related interest are being recovered evenly over the final six years of each unit's phase-in plan. The plans end in 1996 for Units 1 and 2, and in 1998 for Unit 3.

The CPUC has also adopted a nuclear unit incentive procedure which provides for a sharing of additional energy costs or savings between Edison and its ratepayers when operation of any of the units of San Onofre or Palo Verde Units is outside a specified range (55% to 80% of each unit's rated capacity).

The Electric Revenue Adjustment Mechanism ("ERAM") reflects the difference between the recorded and authorized level of base rate revenue. The CPUC adopted this mechanism primarily to minimize the effect on earnings of fluctuations in retail kilowatt-hour sales.

1995 General Rate Case ("GRC")

On December 27, 1993, Edison filed its GRC application with the CPUC proposing a revenue requirement increase of $117,000,000 in Authorized Level of Base Rate Revenues ("ALBRR") to recover operation and maintenance expenses and capital-related costs for test year 1995. The CPUC's Division of Ratepayer Advocates ("DRA") originally recommended a 1995 revenue requirement decrease of $313,500,000 in their March 1994 results of operations report.

In November 1994, Edison and the DRA filed a Settlement Agreement with the CPUC which resolved major issues associated with Edison's GRC. The Settlement Agreement will not be fully implemented unless adopted by the CPUC. Specifically, the Settlement Agreement provides for a $67,000,000 revenue decrease in 1995, accelerated eight year recovery of Edison's $2.7 billion remaining investment in San Onofre Units 2 & 3, and a new incentive pricing plan for power generated at San Onofre beginning in 1996.

The pricing plan would replace traditional rate-making treatment for Edison's ongoing operation and maintenance and capital expenses at San
<page 8>

Onofre.   The incentive plan would not affect existing rate recovery to decommission San Onofre Units 2 and 3 or the recovery of Edison's investment in Palo Verde.

On December 21, 1994, the CPUC issued an Interim Decision which adopted an interim ALBRR reduction, subject to refund, of $67,305,000 for service rendered on or after January 1, 1995.

On March 3, 1995 the DRA notified the assigned administrative law judge that due to alleged new, "conflicting" information regarding the negotiated price for San Onofre power, the DRA could no longer support the Settlement Agreement as originally submitted to the CPUC.

At a prehearing conference on March 17, 1995 a CPUC administrative law judge set a hearing for March 21, 1995 before the assigned commissioner to hear arguments from parties regarding an attempt by the DRA to withdraw from the Settlement Agreement. At the March 21, 1995 hearing, the DRA agreed to a compromise under which they would continue with the settlement, but would be permitted to submit additional testimony concerning the appropriate level of incentive pricing for the San Onofre units, including cost-effectiveness of those units with respect to their recommended pricing level. Hearings on the settlement are scheduled to start April 3, 1995, with a final CPUC decision expected in the third quarter of 1995.

Energy Cost Adjustment Clause

In October 1993, the DRA issued its report on qualifying facilities ("QF") reasonableness issues for the ECAC record period April 1990 through March 1991. In its report, the DRA recommended that the CPUC disallow $1,574,000 in power purchase expenses incurred as a result of purchases during the record period under a QF contract with Mojave Cogeneration Company, a nonutility generator. In its report, the DRA alleged that in 1988 and 1989, Edison imprudently renegotiated Mojave Cogeneration Company's contract with Edison, resulting in higher ratepayer costs. The DRA further alleged that ratepayers may be harmed in the amount of $31,600,000 (1993 present value) over the contract's twenty-year life.
The DRA found the execution of five other QF contracts to be reasonable. Hearings are expected to start no earlier than in the second quarter of 1995.

On September 1, 1992, Edison filed its QF Reasonableness of Operations Report for the period April 1, 1991 through March 31, 1992. It is presently unknown when or if the DRA will file testimony on the QF reasonableness phase.

On May 28, 1993, Edison filed the non-QF portion of its Reasonableness of Operations Report, which included power purchases and exchanges and the operation of its hydro, coal, gas and nuclear resources for the period April 1, 1992, through March 31, 1993. In February 1994, the DRA recommended: (1) a $7,200,000 disallowance relating to fuel oil inventory management; and (2) a $5,000,000 adjustment for transmission loss revenues. Edison agreed with the DRA's recommended adjustment for transmission loss revenues and in July 1994 credited the ECAC balancing account $8,300,000 for the period April 1, 1992, through December 31, 1994, plus interest. In December 1994, the DRA reduced its proposed disallowance related to fuel oil inventory management to $4,500,000. On March 16, 1995, the DRA withdrew its disallowance recommendation related to fuel oil inventory management. Hearings on this matter have been taken off calendar and a final CPUC decision is expected in the third quarter of 1995.

Edison filed its QF Reasonableness of Operations Report for the period April 1, 1992, through March 31, 1993, on September 1, 1993. It is presently unknown when or if the DRA will file testimony in the QF reasonableness phase.
<page 9>

On May 27, 1994, Edison requested a $312,300,000 annual rate increase for service beginning January 1, 1995, for changes to the ECAC, ERAM, Low Income Surcharge and base rate levels. When combined with other revenue changes effective January 1, 1995, the consolidated rate increase for 1995 was expected to be $503,800,000. Therefore, Edison made a rate stabilization proposal which would limit the January 1, 1995, rate increase to $291,200,000 (3.9%) by deferring recovery of approximately $212,600,000 of 1995 fuel and purchased-power expenses until 1996.

In July 1994, Edison updated its ECAC request to a $352,300,000 increase with a deferral of approximately $242,800,000 to keep the January 1, 1995, rate increase at $291,200,000 (3.9%). The DRA originally proposed a rate increase of $261,400,000 (3.5%) and later proposed that recovery of the amount in the ECAC balancing account (estimated by the DRA to be $166,000,000) be deferred regardless of the resultant rate change on January 1, 1995. Other parties recommended that no revenue increase be allowed in 1995. On December 21, 1994, the CPUC issued its decision adopting a revenue increase of $223,700,000. When combined with other revenue changes occurring January 1, 1995, the total combined revenue increase was $192,672,000 without deferred recovery of fuel and purchased-power expenses.

Edison filed its QF Reasonableness of Operations Report on May 27, 1994 for the period April 1, 1993 through March 31, 1994. It is presently unknown when or if the DRA will file testimony on the QF reasonableness phase.

CPUC-Mandated Power Contracts

In 1989, the CPUC initiated a competitive bidding process known as the Biennial Resource Plan Update ("BRPU"). The CPUC directed Edison to solicit bids for 624 MW from QFs, a category of independent power producers. Edison issued its bid solicitation in August 1993. On December 9, 1993, Edison suspended the BRPU solicitation due to the discovery of a bid anomaly that raised prices above those allowed by the rules of the solicitation. Based on bid protocol, the BRPU solicitation would require Edison to purchase 686 MW of new capacity at fixed prices starting in 1997. This would cost Edison's customers $14 billion over the lives of the contracts. Edison requested the CPUC to cancel the BRPU solicitation because it: 1) required payments above Edison's avoided cost,
2) required Edison to purchase capacity before it is needed in 2005, and
3) dramatically increased stranded cost in a soon-to-be restructured electric utility industry.

Before the CPUC rendered a final decision regarding the BRPU solicitation, Edison diligently pursued negotiations with "winning" bidders (i.e., those whose bids would have qualified them to obtain a contract but for Edison's appeals for cancellation of the process). The purpose of these negotiations was to develop alternative agreements that would be significantly less costly than those mandated by the solicitation. Edison reached agreement with seven QFs representing 627 MW of the 686 MW mandated in the solicitation. These alternative agreements would save Edison customers about 80% of anticipated overpayments associated with contracts from the CPUC-mandated solicitation. All of the alternative agreements are subject to CPUC approval.

On December 21, 1994, the CPUC issued its final decision to proceed with the BRPU solicitation. On January 6, 1995, Edison appealed the CPUC decision to FERC. On February 23, 1995, FERC ruled that the BRPU solicitation violated the Public Utility Regulatory Policies Act ("PURPA") and the FERC's regulations because the CPUC did not consider all potential sources of capacity in reaching its avoided cost determination. The FERC decision therefore concluded that Edison cannot lawfully be compelled to enter into the BRPU contracts. In light of the FERC decision, the CPUC has stayed the BRPU proceeding until May 10, 1995.
<page 10>

Palo Verde Outage Review

In March 1989, Palo Verde Units 1 and 3 experienced automatic shutdowns. Since the resultant outages overlapped previously scheduled refueling outages, normal refueling, maintenance, inspection, surveillance, modification and testing activities were conducted at the units, as well as modifications to the plants required by the NRC. Unit 3 was returned to service on December 30, 1989, and Unit 1 was returned to service on July 5, 1990. In November 1991, the DRA issued a report recommending disallowances totaling more than $160,000,000, including a $63,000,000 disallowance for revenue collected during the outages (including interest).

In September 1993, Edison and the DRA agreed to settle these disputes for $38,000,000 (including $29,000,000 for replacement power costs, $2,000,000 for capital projects and approximately $7,000,000 for interest), subject to CPUC approval. The settlement resolves all issues related to the 1989-1990 outages at Palo Verde. The effect of the settlement has been fully reflected in the financial statements. A CPUC decision is expected by mid-1995.

Mohave Order Instituting Investigation ("OII")

In April 1986, the CPUC began investigating the 1985 rupture of a high pressure steam pipe at the Mohave Generating Station ("Mohave"). Edison is plant operator and 56% owner. The CPUC's OII reviewed Edison's share of repair costs and replacement fuel and energy-related costs associated with the outage. Edison incurred costs of approximately $90,000,000 (including interest) to repair damage from the accident and provide replacement power during the six-month outage. This total is net of Edison's recovery of expenses from the settlement of lawsuits with contractors and insurance recoveries.

In March 1994, the CPUC issued a decision finding that Edison acted unreasonably in failing to implement an inspection program. The CPUC decision ordered a second phase of this proceeding to quantify the disallowance. Edison believes the final outcome of this matter will not materially affect its results of operations.

                                Fuel Supply

Fuel and purchased-power costs amounted to approximately $3.4 billion in 1994, a 3% increase over 1993.

Edison's sources of energy during 1994 were: purchased power 36%; natural gas 26%; nuclear 21%; coal 13%; and hydro 4%.

Average fuel costs, expressed in cents per kilowatt-hour, for the year ended December 31, 1994, were: oil, 6.034 cents; natural gas, 2.462 cents; nuclear, 0.513 cents; and coal, 1.280 cents.

Natural Gas Supply

Twelve of Edison's major steam electric generating plants are designed to burn oil or natural gas as a primary boiler fuel. In 1990, Edison adopted an all-gas strategy to comply with air quality goals by eliminating burning oil in all but very extreme conditions. In August 1991, the CPUC adopted regulations which made Edison fully responsible for all natural gas procurement activities previously performed by local distribution companies.

To implement its all-gas strategy, Edison acquired a balanced portfolio of gas supply and transportation arrangements. Traditionally, natural gas needs in southern California were met from gas production in the southwest region of the country. To diversify its gas supply, Edison entered into four 15-year natural gas supply agreements with major producers in western
<page 11>

Canada. These contracts, totaling 200,000,000 cubic feet per day, have market-sensitive pricing arrangements. This represents about 40% of Edison's current average annual supply needs. The rest of Edison's gas supply is acquired under short-term contracts from Texas, New Mexico and the Rocky Mountain region.

Firm transportation arrangements provide the necessary long-term reliability for supply deliverability. To transport Canadian supplies, Edison contracted for 200,000,000 cubic feet per day of firm transportation arrangements on the Pacific Gas Transmission and Pacific Gas & Electric Expansion Project connecting southern California to the low-cost gas producing regions of western Canada. Edison has a 30-year commitment to this project, construction of which was completed in late 1993. In addition, Edison has a 15-year commitment with El Paso Natural Gas to transport 200,000,000 cubic feet per day (option to step down to 130,000,000 cubic feet per day in 1997) from the southwestern U.S.

Nuclear Fuel Supply

Edison has contractual arrangements covering 100% of the projected nuclear fuel cycle requirements for San Onofre through the years indicated below:

                                                                                    Units
                                                                                    2 & 3
                                                                                    -----
         Uranium concentrates(1) . . . . . . . . . . . . . . . . . . . . . .        1995
         Conversion. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1995
         Enrichment. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1998
         Fabrication . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2000
         Spent fuel storage(2) . . . . . . . . . . . . . . . . . . . . . . .   2005/2003

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

Participants in Palo Verde have purchased uranium concentrates sufficient to meet projected requirements through 1997. Independent of arrangements made by other participants, Edison will furnish its share of uranium concentrates requirements through at least 1995 from existing contracts. Contracts to provide conversion, enrichment, and fabrication services cover requirements through 1998, 2002, and 2000, respectively.

Palo Verde on-site spent fuel storage capacity will accommodate needs through 2005 for Units 1 and 2 and 2006 for Unit 3, while maintaining full-core reserve.

Business of The Mission Group and its Subsidiaries

The Mission Group was incorporated in 1987 to own the stock and coordinate the activities of several companies engaged in nonutility businesses. The principal subsidiaries of The Mission Group are Mission Energy, Mission First Financial and Mission Land. The businesses of these companies are described below. For SCEcorp's business segment information for each of the years ended December 31, 1994, 1993 and 1992, see Note 12 of "Notes to Consolidated Financial Statements" contained in the 1994 Annual Report to Shareholders incorporated by reference in this report.
<page 12>

On December 31, 1994, The Mission Group had consolidated assets of $4.2 billion and, for the year then ended, had consolidated operating revenue of $546,000,000 and consolidated net income of $88,000,000.

The Mission Group's principal executive offices are located at 18101 Von Karman Avenue, #1700, Irvine, California 92715.

Mission Energy. Mission Energy, primarily through its subsidiary corporations, is engaged in the business of developing, owning, and operating cogeneration, small power, geothermal, and other principally energy-related projects. At December 31, 1994, Mission Energy subsidiaries held interests in 34 operating power production facilities with an aggregate power production capability of 4,479 MW, of which 2,048 MW are attributable to Mission Energy's interests. These operating facilities are located in California, Nevada, New Jersey, Pennsylvania, Virginia, Washington, Australia, Spain, and the United Kingdom. In addition, facilities aggregating more than 1,362 MW, of which one 500 MW facility is located in Australia, are in construction or advanced permitting stages. Mission Energy owns interests in oil and gas producing operations and related facilities in Canada and U.S. locations in Texas, Alabama, New Mexico, California and offshore Louisiana. In February 1994, Mission Energy -- as lead developer -- and its partners, General Electric Capital Corporation, Mitsui & Co., Ltd. and P.T. Batu Hitam Perkasa, signed a 30-year power-purchase agreement with the Indonesian government for the 1,230-MW Paiton project.

At December 31, 1994, Mission Energy had total consolidated assets of $2.8 billion and for the year then ended, had consolidated operating revenue of $381,000,000 and consolidated net income of $55,000,000.

Currently, most of Mission Energy's operating power production facilities have QF status under PURPA and the regulations promulgated thereunder.
QF status exempts the projects from the application of the Holding Company Act, many provisions of the Federal Power Act, and state laws and regulations respecting rates and financial or organizational regulation of electric utilities. Mission Energy, through wholly-owned subsidiaries, also has ownership interests in two operating power projects that have received exempt wholesale generator status as defined in the Holding Company Act. In addition, some Mission Energy subsidiaries have made fuel-related investments and a limited number of non-energy related investments.

While QF status entitles projects to the benefits of PURPA, each project must still comply with other federal, state and local laws, including those regarding siting, construction, operation, licensing and pollution abatement.

Mission First Financial. Mission First Financial participates in investment opportunities involving leveraged leasing, project financing, affordable housing and cash management. Its investments include interests in nuclear power, cogeneration, waste-to-energy, hydroelectric, electric transportation and affordable housing facilities. Since its inception in 1987, Mission First Financial has invested in over 100 projects. In 1994, Mission First Financial invested $45,000,000 for a 26% interest in a powerplant sale/leaseback with EPZ, the largest generating company in the Netherlands. The facility, which has a total cost of $1.27 billion, will be operated by EPZ during the 22-year term of the lease.

During the year, Mission First Financial invested $74,000,000 in new affordable housing projects and has committed to invest nearly $95,000,000 in projects to be completed in the next two years. In addition, the Company expanded its participation in this business segment by arranging and selling an interest in a number of affordable housing projects for $48,000,000.
<page 13>

At December 31, 1994, Mission First Financial had total consolidated assets of $1.0 billion and, for the year then ended, consolidated operating revenue of $34,100,000 (including interest and other income) and consolidated net income of $32,700,000.

Mission Land. Mission Land is engaged, directly and through its subsidiaries, in the business of developing, owning and managing industrial parks and other real property investments. Mission Land owns and manages commercial and industrial buildings in industrial parks located in California. Mission Land and its subsidiaries also have interests in industrial, residential and commercial real estate in Texas, Arizona, Indiana and Illinois. SCEcorp is exiting the real estate business in an orderly fashion over time.

At December 31, 1994, Mission Land had total consolidated assets of $382,700,000 and for the year then ended, consolidated operating revenue of $153,400,000 and consolidated net income of $107,000. Since deciding to exit the real estate business in late 1991, Mission Land has:
reduced assets by one-third, primarily through asset sales; reduced debt significantly; improved operating income through higher occupancy rates and lower operating costs and increased real estate reserves. As a result, Mission Land believes it has improved its ability to systematically exit the real estate business in a self-sustaining way. However, Mission Land may experience additional losses if the real estate market should deteriorate.

Item 2.  Properties

                   Existing Utility Generating Facilities

Edison owns and operates 12 oil- and gas-fueled electric generating plants, one diesel-fueled generating plant, 38 hydroelectric plants and an undivided 75.05% interest (1,614 MW net) in Units 2 and 3 at San Onofre. These plants are located in central and southern California.
Palo Verde (15.8% Edison-owned, 579 MW net) is located near Phoenix, Arizona. Edison owns a 48% undivided interest (754 MW) in Units 4 and 5 at the Four Corners Generating Station ("Four Corners Project"), a coal-fueled steam electric generating plant in New Mexico. Palo Verde and the Four Corners Project are operated by other utilities. Edison operates and owns a 56% undivided interest (885 MW) in Mohave, which consists of two coal-fueled steam electric generating units in Clark County, Nevada. At year-end 1994, the existing Edison-owned generating capacity (summer effective rating) was comprised of approximately 66% gas, 14% nuclear, 11% coal, 8% hydroelectric and 1% oil.

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

With certain exceptions, major and certain minor hydroelectric projects with related reservoirs, currently having an effective operating capacity of 1,156 MW and located in whole or in part on lands of the U.S., are owned and operated by Edison under governmental licenses which expire at various times between 1995 and 2022. Such licenses impose numerous restrictions and obligations on Edison, including the right of the United States to acquire the project upon payment of specified compensation.
When existing licenses expire, FERC has the authority to issue new licenses to third parties, but only if their license application is superior to Edison's and then only upon payment of specified compensation
to Edison.   Any new licenses  issued to Edison  are expected to be issued
<page 14>
under terms and conditions less favorable than those of the expired licenses. Edison's applications for the relicensing of certain hydroelectric projects referred to above with an aggregate effective operating capacity of 89.0 MW are pending. Annual licenses issued for all Edison projects, whose licenses have expired and are undergoing relicensing, will be renewed until the new licenses are issued.

In 1994, Edison's peak demand was 18,044 MW, set on August 12, 1994. Total area system operating capacity of 20,615 MW was available to Edison at the time of the 1994 peak. Edison's record peak demand of 18,413 MW occurred on August 17, 1992.

Substantially all of Edison's properties are subject to the lien of a trust indenture securing First and Refunding Mortgage Bonds ("Trust Indenture"), of which approximately $4.5 billion principal amount was outstanding at December 31, 1994. Such lien and Edison's title to its properties are subject to the terms of franchises, licenses, easements, leases, permits, contracts and other instruments under which properties are held or operated, certain statutes and governmental regulations, liens for taxes and assessments, and liens of the trustees under the Trust Indenture. In addition, such lien and Edison's title to its properties are subject to certain other liens, prior rights and other encumbrances, none of which, with minor or unsubstantial exceptions, affects Edison's right to use such properties in its business, unless the matters with respect to Edison's interest in the Four Corners Project and the related easement and lease referred to below may be so considered.

Edison's rights in the Four Corners Project, which is located on land of The Navajo Nation of Indians under an easement from the United States and a lease from The Navajo Nation, may be subject to possible defects. These defects include possible conflicting grants or encumbrances not ascertainable because of the absence of, or inadequacies in, the applicable recording law and the record systems of the Bureau of Indian Affairs and The Navajo Nation, the possible inability of Edison to resort to legal process to enforce its rights against The Navajo Nation without Congressional consent, possible impairment or termination under certain circumstances of the easement and lease by The Navajo Nation, Congress or the Secretary of the Interior and the possible invalidity of the Trust Indenture lien against Edison's interest in the easement, lease and improvements on the Four Corners Project.

               El Paso Electric Company ("El Paso") Bankruptcy

El Paso owns and leases a combined 15.8% interest in Palo Verde and owns a 7% interest in Units 4 and 5 of the Four Corners Project. In January 1992, El Paso filed a voluntary petition to reorganize under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Western District of Texas. Pursuant to an agreement among the Palo Verde participants and an agreement among the participants in Four Corners Units 4 and 5, each participant is required to fund its proportionate share of operation and maintenance, capital and fuel costs of Palo Verde and Four Corners Units 4 and 5, respectively. The participation agreements provide that if a participant fails to meet its payment obligation, each non-defaulting participant must pay its proportionate share of the payments owed by the defaulting participant. In February 1992, the bankruptcy court approved a stipulation between El Paso and Arizona Public Service ("APS"), as the operating agent of Palo Verde, pursuant to which El Paso agreed to pay its proportionate share of all Palo Verde invoices delivered to El Paso after February 6, 1992. El Paso agreed to make these payments until such time, if ever, the bankruptcy court orders El Paso's rejection of the participation agreement governing the relations among the Palo Verde participants. The stipulation also specifies that approximately $9,200,000 of El Paso's Palo Verde payment obligations invoiced prior to February 7, 1992, are to be considered "pre-petition" general unsecured claims of the other Palo Verde participants.
<page 15>

On August 27, 1993, El Paso filed with the bankruptcy court an Amended Plan of Reorganization and Disclosure Statement ("Amended Plan"). The Amended Plan, which is subject to numerous conditions, proposes a reorganization pursuant to which El Paso will become a wholly-owned subsidiary of Central and South West Corporation. The Amended Plan also proposes, among other things, (i) rejection of the El Paso leases and reacquisition by El Paso of the Palo Verde interests represented by the leases, and (ii) El Paso's assumption of the Four Corners Operating Agreement and the Arizona Nuclear Power Project Participation Agreement. On November 19, 1993, the bankruptcy court approved a Cure and Assumption Agreement among El Paso and the Palo Verde Participants, in which El Paso shall (i) assume the Participation Agreement on the date the Amended Plan becomes effective, and (ii) cure its pre-petition default on the date the court approves the Order Confirming El Paso's Amended Plan. On
December 8, 1993, the bankruptcy court confirmed El Paso's Amended Plan. Effectiveness of the Amended Plan is still subject to approval by numerous state and federal agencies. El Paso estimates that it will take about 18 months from the date the Amended Plan was confirmed to obtain all necessary regulatory approvals.

                  Construction Program and Capital Expenditures

Cash required by SCEcorp for its capital expenditures totaled $1.1 billion in 1994, $1.3 billion in 1993 and $1.2 billion in 1992. Construction expenditures for the 1995-1999 period are forecasted at $4.9 billion.

In addition to cash required for construction expenditures for the next five years as discussed above, $1.8 billion is needed to meet requirements for long-term debt maturities and sinking fund redemption requirements.

SCEcorp's estimates of cash available for operations for the five years through 1999 assume, among other things, Edison's receipt of adequate and timely rate relief and the realization of its assumptions regarding cost increases, including the cost of capital. SCEcorp's estimates and underlying assumptions are subject to continuous review and periodic revision.

The timing, type and amount of all additional long-term financing are also influenced by market conditions, rate relief and other factors, including limitations imposed by Edison's Articles of Incorporation and Trust Indenture.

                             Nuclear Power Matters

Edison's nuclear facilities have been reliable sources of inexpensive, non-polluting power for Edison's customers for more than a decade. Throughout the operating life of these facilities, Edison's customers have supported the revenue requirements of Edison's capital investment in these facilities and for their incremental costs through traditional cost-of-service ratemaking.

Under the terms of the Settlement Agreement, discussed above under the heading "1995 General Rate Case", Edison would recover its remaining investment in San Onofre Units 2 and 3 on an accelerated basis during the eight-year period from February 1, 1996, through December 31, 2003. In addition, the traditional cost-of-service ratemaking for San Onofre Units 2 and 3 would be superseded by incremental cost incentive pricing, in which Edison's customers would pay a preset price for each kilowatt-hour of energy generated at San Onofre during the eight-year period. Edison would be compensated for the incremental costs required for the continued operation of San Onofre Units 2 and 3 only with revenues earned through the incremental cost incentive pricing. However, Edison would also retain the ability to request recovery of the cost of fuel consumed for generation of replacement energy for periods in which San Onofre is not generating power through future ECAC filings. Edison would also continue
<page 16>
to collect funds for decommissioning expenses through traditional ratemaking treatment. In addition, Edison would continue to receive traditional cost-of-service ratemaking for its share of Palo Verde Units 1, 2, and 3 under the terms of the Settlement Agreement.

Edison cannot predict what other effects, if any, legislative or regulatory actions may have upon it or upon the future operation of the San Onofre or Palo Verde units, or the extent of any additional costs it may incur as a result thereof, except for those that follow.

San Onofre Unit 1

In November 1992, Edison discontinued operation of San Onofre Unit 1. Edison will recover its investment, earning an 8.98% rate of return, by August 1996.

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

Palo Verde Units 1, 2 and 3 operated at reduced power (85%) until the investigation and other associated activities were completed. APS returned all three units to full power in August 1994 after implementing corrective measures.

Nuclear Facility Decommissioning

Edison's costs to decommission its nuclear generation facilities is estimated to be $1.7 billion in 1994 dollars. Decommissioning is scheduled to begin in 2013 at San Onofre and 2024 at Palo Verde.

Edison is currently collecting $104,381,000 annually in rates for its share of decommissioning costs for San Onofre Units 1, 2, and 3, and Palo Verde Units 1, 2, and 3. As of December 31, 1994, Edison's decommissioning trust funds totaled approximately $919,000,000 (market value).

Nuclear Facility Depreciation

In October 1994, the CPUC authorized Edison to accelerate recovery of its nuclear plant investments by $75,000,000 per year through 2011, with a corresponding deceleration in recovery of its transmission and distribution assets through revised depreciation estimates over their remaining useful lives.

Nuclear Insurance

Edison carries the maximum insurance coverage available to protect against losses from damage to its nuclear units and to provide some of its replacement energy costs in the unlikely event of an accident at any of
its nuclear units.   A description of this insurance is included in Note
<page 17>

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

Item 3.  Legal Proceedings

                                Antitrust Matters

Transphase Systems, Inc., filed a lawsuit on May 3, 1993, in the U.S. District Court for the Central District of California against Edison and San Diego Gas & Electric Company ("SDG&E"). Transphase alleged that the utilities willfully acquired and maintain monopoly power in the energy conservation industry, and that Transphase is competitively disadvantaged because it cannot directly access the DSM funds Edison collects from its ratepayers to fund DSM activities. The complaint sought $50,000,000 in damages before trebling. On October 7, 1993, the U.S. District Court dismissed Transphase's complaint with prejudice on three separate grounds. Transphase appealed the District Court's order to the Ninth Circuit Court of Appeals. The Ninth Circuit denied Transphase's appeal and request for
a hearing en banc.   On September 1, 1994,  Transphase filed a petition
for a writ of certiorari with the U.S. Supreme Court. The Supreme Court denied the writ on October 31, 1994.

                                 QF Litigation

On May 20, 1993, four geothermal QFs filed a lawsuit against Edison in Los Angeles County Superior Court, claiming that Edison underpaid, and continues to underpay, the plaintiffs for energy. Edison denied the allegations in its response to the complaint. The action was brought on behalf of Vulcan/BN Geothermal Power Company, Elmore L.P., Del Ranch L.P., and Leathers L.P., each of which is partially owned by a subsidiary of Mission Energy Company (a subsidiary of SCEcorp). In October 1994, plaintiffs submitted an amended complaint to the court to add causes of action for unfair competition and restraint of trade. The plaintiffs allege that the underpayments totaled at least $21,000,000 as of the filing of the amended complaint. In other court filings, plaintiffs contend that additional contract payments owing through the end of the contract term could total approximately $60,000,000. They also seek treble damages for the alleged restraint of trade violations, unspecified punitive damages, and an injunction to enjoin Edison from "future" unfair competition. On February 9, 1995, the court sustained some of Edison's demurrers to plaintiffs first amended complaint and overruled others. The Court also granted plaintiffs 30 days in which to amend their complaint further. On or about March 9, 1995, plaintiffs filed a second amended complaint, realleging the substance of the claims included in the first amended complaint. The materiality of a judgment in favor of the plaintiffs would be largely dependent on the extent to which additional payments resulting from such a judgment are recoverable through Edison's ECAC.

Between January 1994 and October 1994, Edison was named as a defendant in a series of eight lawsuits brought by independent power producers of wind generation. Seven of the lawsuits were filed in Los Angeles County Superior Court and one was filed in Kern County Superior Court. The lawsuits allege Edison incorrectly interpreted contracts with the plaintiffs by limiting fixed energy payments to a single 10-year period rather than beginning a new 10-year period of fixed energy payments for each stage of development. In its responses to the complaints, Edison denied the plaintiffs' allegations. In each of the lawsuits, the plaintiffs seek declaratory relief regarding the proper interpretation of
<page 18>
the contracts. Plaintiffs allege a combined total of approximately $189,000,000 in damages, which includes consequential damages claimed in seven of the eight lawsuits. On March 1, 1995, the court in the lead Los Angeles Superior Court case granted the plaintiffs' motion seeking summary adjudication that the contract language in question is not reasonably susceptible to Edison's position that there is only a single, 10-year period of fixed payments. On March 8, 1995, the court in the Kern County Superior Court case directed Edison to submit a proposed order that would deny a similar summary adjudication motion brought by the plaintiff in that case. Edison believes the March 1 ruling in the Los Angeles case is erroneous and has asked the court to reconsider its ruling. If the court declines to do so, Edison intends to seek the earliest possible appellate review of the March 1 ruling. Following the March 1 ruling, an eighth lawsuit was filed in the Los Angeles Superior Court raising claims similar to those alleged in the first seven. Edison intends to respond to the complaint in the new lawsuit by denying its material allegations. The materiality of final judgments in favor of the plaintiffs would be largely dependent on the extent to which any damages or additional payments which might result from such judgments would be recoverable through Edison's ECAC.

                           Environmental Litigation

California Department of Toxic Substances Control ("DTSC") Report of
Violation

On September 23, 1993, DTSC issued a Report of Violation to Edison, alleging various hazardous waste violations of the California Health & Safety Code at several Edison facilities. Edison has settled the matter with DTSC for an amount of $1,950,000. Of the $1,950,000, approximately $700,000 will be paid to other parties and allocated toward various educational programs. As an additional component of the settlement, the parties will negotiate a fee for service agreement to fund DTSC permitting and oversight costs. The total amount of those costs is estimated to be $1,500,000 to $2,000,000, which would be spread out over several years.

Electric and Magnetic Fields ("EMF")

Edison has been served with two lawsuits, both of which allege, among other things, that certain plaintiffs developed cancer as a result of EMF emitted from Edison facilities. The lawsuits, filed in Orange County Superior Court and served on Edison in June 1994 and January 1995, request compensatory and punitive damages. Although no specific damage amounts are alleged in the complaints, in subsequent court filings, plaintiffs estimated general and compensatory damages of $8,000,000 and $13,500,000, plus unspecified punitive damages. In August 1994, one of the co-defendants in the June 1994 action filed a cross-complaint against the other co-defendants, including Edison, requesting indemnification and declaratory relief concerning the rights and responsibilities of the parties.

A third lawsuit was filed in Los Angeles County Superior Court and served on Edison in July 1994. The complaint requested an unspecified amount for compensatory damages allegedly arising out of exposure to EMF emitted from Edison facilities. On February 7, 1995, Edison's demurrer to the plaintiffs' complaint was sustained without leave to amend. The plaintiffs have waived their right to appeal and this matter has been concluded.

A fourth case, was filed in Orange County Superior Court and served on Edison in March 1995. The complaint seeks an unspecified amount of compensatory and punitive damages. The plaintiff alleges, among other things, that he developed cancer as a result of EMF emitted from Edison facilities which he alleges were not constructed in accordance with CPUC standards.
<page 19>

Edison believes that there is no proven scientific basis for the allegation that EMF is hazardous to health and, therefore, believes that the EMF lawsuits described above are without merit.

                    San Onofre Personal Injury Litigation

An engineer for two contractors providing services for San Onofre has been diagnosed with leukemia. On July 12, 1994, the engineer and his wife sued Edison, SDG&E and the manufacturer of the fuel rods for the plant in the United States District Court for the Southern District of California. The plaintiffs allege that the engineer's illness resulted from contact with radioactive fuel particles released from failed fuel rods. Plant records show that the engineer's exposure to radiation was well below NRC safety levels. In the complaint, plaintiffs seek unspecified compensatory and punitive damages. In its response to the complaint, Edison denies plaintiffs' allegations. A pretrial conference is scheduled for May 1995, to set a trial date.

An Edison engineer employed at San Onofre died in 1991 from cancer of the abdomen. On February 6, 1995, his children sued Edison, SDG&E and the manufacturer of the fuel rods for the plant in the United States District Court for the Southern District of California. The plaintiffs allege that the engineer's illness resulted from, and was aggravated by, exposure to radiation at San Onofre, including contact with radioactive fuel particles released from failed fuel rods. Plant records show that the engineer's exposure to radiation was well below NRC safety levels. In the complaint, plaintiffs seek unspecified compensatory and punitive damages. Edison denies plaintiffs' allegations and is vigorously defending this action.

                    Employment Discrimination Litigation

On September 21, 1994, nine African-American employees filed a lawsuit against SCEcorp and Edison on behalf of an alleged class of African-American employees, alleging racial discrimination in job advancement, pay, training and evaluation. The lawsuit was filed in the United States District Court for the Central District of California. The plaintiffs seek injunctive relief, as well as an unspecified amount of compensatory and punitive damages, attorneys' fees, costs and interest. SCEcorp and Edison have responded by denying the material allegations of the complaint and asserting several affirmative defenses. The parties are engaged in discovery, and no trial date has been set.

Item 4.  Submission of Matters to a Vote of Security Holders

Inapplicable.

Pursuant to Form 10-K's General Instruction ("General Instruction") G(3), the following information is included as an additional item in Part I:

Executive Officers of the Registrant (1)

                                           SCEcorp

                          Age at
                         December                                                  Effective
Executive Officer        31, 1994               Company Position                     Date
-----------------        --------               ----------------                   ---------

John E. Bryson              51          Chairman of the Board, Chief Executive   October 1, 1990
                                        Officer and Director

Bryant C. Danner            57          Senior Vice President and General        July 1, 1992
                                        Counsel

Alan J. Fohrer              44          Senior Vice President, Treasurer and     January 21, 1993
                                        Chief Financial Officer

<page 20>

Richard K. Bushey           54          Vice President and Controller            July 21, 1988

Kenneth S. Stewart          43          Assistant General Counsel                November 19, 1992
                                        and Corporate Secretary

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

None of SCEcorp's elected executive officers are related to each other by blood or marriage. As set forth in Article IV of SCEcorp's Bylaws, the elected officers of SCEcorp are chosen annually by and serve at the pleasure of SCEcorp's Board of Directors and hold their respective offices until their resignation, removal, other disqualification from service, or until their respective successors are elected. Each of the elected executive officers of SCEcorp holds an identical position with Edison except for Alan J. Fohrer, who does not hold the Treasurer position at Edison. Each of the elected executive officers of SCEcorp has been actively engaged in the business of Edison for more than five years except for Bryant C. Danner. Those officers who have not held their present position with SCEcorp and/or Edison for the past five years had the following business experience during that period:

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

Kenneth S. Stewart        Assistant General Counsel of Edison                    March 1992 to
                          and SCEcorp                                            October 1992
                          Senior Counsel of Edison                               March 1989 to
                                                                                 February 1992

--------------------------
(1) Prior to leaving the law firm of Latham & Watkins, Bryant C. Danner was in the firm's environmental department.
(2)  This entity is not a parent, subsidiary or other affiliate of Edison.

                                           Edison

                          Age at
                         December                                                   Effective
Executive Officer        31, 1994        Company Position(1)                          Date
-----------------        ---------     ----------------------                       ---------
John E. Bryson               51        Chairman of the Board, Chief              October 1, 1990
                                       Executive Officer and Director
Bryant C. Danner             57        Senior Vice President and                 July 1, 1992
                                       General Counsel
Alan J. Fohrer               44        Senior Vice President and                 June 17, 1993
                                       Chief Financial Officer
Harold B. Ray                54        Senior Vice President (Power Systems)     June 1, 1990
Owens F. Alexander, Jr.      45        Vice President (Marketing)                April 4, 1994
Robert H. Bridenbecker       51        Vice President (Customer Solutions)       June 1, 1990
<page 21>

Vikram S. Budhraja           47        Vice President (Planning                  February 1, 1992
                                       and Technology)
Richard K. Bushey            54        Vice President and Controller             January 1, 1984
Ronald Daniels               55        Vice President (Regulatory Projects)      August 10, 1992
John R. Fielder              49        Vice President (Regulatory Policy and     February 1, 1992
                                       Affairs)
Bruce C. Foster              42        Vice President (Regulatory Affairs)       January 1, 1995
Robert G. Foster             47        Vice President (Public Affairs)           November 18, 1993
Lawrence D. Hamlin           50        Vice President (Power Production)         February 1, 1992
Margaret H. Jordan           51        Vice President (Health Care and           December 7, 1992
                                       Employee Services)
Russell W. Krieger           46        Vice President (Nuclear Generation)       June 17, 1993
J. Michael Mendez            53        Vice President (Regional Leadership)      February 8, 1993
C. Alex Miller               37        Vice President and Treasurer              January 1, 1995
Georgia R. Nelson            44        Vice President (Performance Support)      March 18, 1993
Richard M. Rosenblum         44        Vice President (Engineering and           June 17, 1993
                                       Technical Services)
Kenneth S. Stewart           43        Assistant General Counsel                 November 19, 1992
                                       and Corporate Secretary

----------------------
(1) Effective October 31, 1994, Lewis M. Phelps resigned from his position as Vice President (Corporate Communications) of Edison.
(2) John E. Bryson, Bryant C. Danner, Richard K. Bushey and Kenneth S. Stewart hold the same positions with SCEcorp. Alan J. Fohrer holds the office of Senior Vice President, Treasurer and Chief Financial Officer of SCEcorp. SCEcorp is the parent holding company of Edison.

None of Edison's executive officers are related to each other by blood or marriage. As set forth in Article IV of Edison's Bylaws, the officers of Edison are chosen annually by and serve at the pleasure of Edison's Board of Directors and hold their respective offices until their resignation, removal, other disqualification from service, or until their respective successors are elected. All of the executive officers have been actively engaged in the business of Edison for more than five years except for Bryant C. Danner, Owens F. Alexander, Jr., Bruce C. Foster and Margaret
H. Jordan. Those officers who have not held their present position for the past five years had the following business experience during that period:

John E. Bryson               Executive Vice President                            January 1985 to
                             and Chief Financial Officer                         September 1990

Bryant C. Danner             Partner with Law Firm of                            January 1970 to
                             Latham & Watkins(1)(3)                              June 1992

Alan J. Fohrer               Senior Vice President, Treasurer and                January 1993 to
                             Chief Financial Officer                             May 1993
                             Vice President, Treasurer and                       April 1991 to
                             Chief Financial Officer                             January 1993
                             Assistant Treasurer and Manager -- Cost Control     September 1987 to
                                                                                 March 1991

Harold B. Ray                Vice President -- Nuclear Engineering               August 1989
                             Safety and Licensing                                to May 1990

Owens F. Alexander, Jr.      South Central Bell and                              January 1989 to
                             BellSouth Telecommunications                        March 1994
                             in Atlanta, Georgia

                             Marketing Group Quality Director --                 September 1991 to
                                                                                 February 1994
                             General Manager Customer Service --                 March 1991 to
                                                                                 August 1991
                             General Manager Business Marketing                  October 1988 to
                                                                                 February 1991

<page 22>

<page

Robert H. Bridenbecker       Vice President and Site Manager --                  September 1989 to
                             San Onofre Nuclear Generating Station               May 1990

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

Ronald Daniels               Vice President -- Revenue Requirements              August 1989 to
                                                                                 July 1992

John R. Fielder              Vice President -- Information Services              January 1989 to
                                                                                 January 1992

Bruce C. Foster              Regional Vice President (San Francisco Office)      January 1992 to
                                                                                 December 1994

                             Vice President--New England Electric                January 1990 to
                                                                                 December 1991

Robert G. Foster             Regional Vice President (Sacramento Office)         January 1988 to
                                                                                 October 1993

Lawrence D. Hamlin           Manager -- Steam Generation                         April 1990 to
                                                                                 January 1992
                             Manager -- Research, System Planning                September 1986
                             and Research Department                             to April 1990

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

C. Alex Miller               Treasurer                                           June 1993 to
                                                                                 January 1995
                             Assistant Treasurer                                 April 1991 to
                                                                                 May 1993
                             Manager of Financial Planning and                   September 1987 to
                             Regulatory Finance                                  March 1991

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

Richard M. Rosenblum         Manager of Nuclear Regulatory Affairs               June 1989 to
                                                                                 May 1993

Kenneth S. Stewart           Assistant General Counsel                           March 1992 to
                                                                                 November 1992
                             Senior Counsel                                      March 1989 to
                                                                                 February 1992

-------------------------
(1) Prior to leaving the law firm of Latham & Watkins, Bryant C. Danner was in the firm's environmental department.
(2) As Vice President of the Kaiser Foundation Health Plan of Texas, Margaret H. Jordan was responsible for serving over 124,000 members in 10 multispecialty medical offices in the Dallas/Fort Worth area.
(3)  This entity is not a parent, subsidiary or other affiliate of Edison.
<page 23>

                                    The Mission Companies

                          Age at
                         December                                                   Effective
Executive Officer        31, 1994        Company Position(1)(2)                       Date
-----------------        ---------      -----------------------                    ----------

John E. Bryson              51       Chairman of the Board -- Mission Energy      May 20, 1993

Alan J. Fohrer              44       Vice Chairman of the Board -- Mission Energy May 20, 1993

Edward R. Muller            42       President and Chief Executive                August 23, 1993
                                     Officer -- Mission Energy

Robert M. Edgell            47       Executive Vice President -- Mission Energy   April 1, 1988

Robert Dietch               56       Senior Vice President -- Mission Energy      February 1, 1992

James V. Iaco, Jr.          50       Senior Vice President and Chief              January 17, 1994
                                     Financial Officer -- Mission Energy

S. Daniel Melita            43       Senior Vice President -- Mission Energy      November 1, 1993

S. Linn Williams            48       Senior Vice President and General Counsel    November 11, 1994
                                     -- Mission Energy

Thomas R. McDaniel          45       President and Chief Executive                March 1, 1992
                                     Officer -- Mission First Financial
                                     and Mission Land

Lawrence W. Yu              41       Executive Vice President                     October 15, 1993
                                     -- Mission First Financial

Charles W. Johnson          48       Executive Vice President -- Mission Land     August 7, 1992

____________
(1) Alan J. Fohrer served as interim Vice Chairman and interim Chief Executive Officer of Mission Energy prior to Edward R. Muller's appointment as President and Chief Executive Officer. Alan M. Fenning served as Senior Vice President and General Counsel until November 11, 1994; Mr. Fenning currently serves as Vice President and Deputy General Counsel of Mission Energy.
(2) Effective December 31, 1994 Michael L. Noel resigned from his position as Executive Vice President of Mission Land.

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

Edward R. Muller            Vice President, Chief Financial Officer,          October 1992 to
                            General Counsel and Secretary,                    August 1993
                            Whittaker Corporation(1)(12)

                            Vice President, Chief Administrative              March 1988 to
                            Officer, General Counsel and                      September 1992
                            Secretary, Whittaker Corporation(2)(12)

                            Vice President, Secretary and General             October 1991 to
                            Counsel of Biowhittaker, Inc.(12)                 August 1993

<page 24>

James V. Iaco, Jr.          President, James V. Iaco, Jr. & Associates(3)(12) October 1993 to
                                                                              January 1994

                            Senior Vice President and Chief Financial Officer October 1992 to
                            of Phoenix Distributors, Inc.(4)(12)              September 1993

                            Independent Business Consultant(5)                November 1991 to
                                                                              September 1992

                            Senior Vice President and Chief Financial Officer November 1990 to
                            of Intermark, Inc.(6)(12)                         October 1991

                            Senior Vice President, Chief Financial Officer    September 1981 to
                            and Treasurer of MAXXAM, Inc.(7)(12)              October 1990

Robert Dietch               Vice President, Engineering, Planning             January 1989 to
                            and Research of Edison                            January 1992

Thomas R. McDaniel          President and Chief Executive Officer --          September 1987
                            Mission First Financial                           to February 1992

S. Daniel Melita            Vice President, Mission Energy(8)(12)             September 1992 to
                                                                              October 1993

                            Vice President, International                     October 1989 to
                            Operations of EBASCO Constructors,                August 1992
                            Inc., EBASCO Overseas Corporation(9)(12)

S. Linn Williams            Partner of the Law Firm of Jones, Day,            October 1993 to
                            Reavis & Pogue(12)                                October 1994

                            Partner of the Law Firm of Gibson, Dunn           April 1992 to
                            & Crutcher(12)                                    September 1993

                            Deputy U.S. Trade Representative                  March 1989 to
                                                                              September 1991

Lawrence W. Yu              Senior Vice President of Mission First Financial  July 1991 to
                                                                              September 1993
                            Vice President of Mission First Financial         September 1987
                                                                              to June 1991

Charles W. Johnson          President, Glenfed Development Corp.(10)(12)      September 1990 to
                                                                              June 1992
                            Executive Vice President/Deputy                   August 1987 to
                            Subsidiary Group Administrator, Glenfed           August 1990
                            Service Corporation(11)(12)

____________

 (1) Edward R. Muller served as Chief Financial Officer and General Counsel of Whittaker Corporation. During the period from 1992 to 1993, the Company was engaged in various aerospace businesses.
 (2) Edward R. Muller served as Chief Administrative Officer and General Counsel of Whittaker Corporation. During the period from 1988 to 1992, the Company was engaged in various aerospace, chemical and biotechnology businesses which underwent significant restructurings, including a leveraged recapitalization and a tax-free spin off.
 (3) As President of James V. Iaco & Associates, James V. Iaco, Jr. provided consultant services specializing in mergers and acquisitions, restructurings, finance, crisis management and other management services.
 (4) James V. Iaco, Jr. completed the disposition of subsidiaries of Phoenix Distributors, Inc., one of the largest independent industrial gas and welding supply distributors in the United States. Mr. Iaco acted as the Company's chief financial officer, completing the refinancing and restructuring of the remaining operations of the Company.
<page 25>

 (5) James V. Iaco, Jr. served as an independent business consultant primarily engaged as the chief operating officer of a major developer of time-share resort properties.
 (6) As Senior Vice President, Chief Financial Officer, James V. Iaco, Jr. developed debt reduction and restructuring plans.
 (7) James V. Iaco, Jr. served as Senior Vice President, Chief Financial Officer and Treasurer at MAXXAM, Inc., a Fortune 200 company engaged in aluminum production, forest products operations and real estate development.
 (8) As Director of International Business Development, S. Daniel Melita planned and implemented international marketing and sales strategies for all business units and was responsible for selecting team partners and establishing joint venture companies.
 (9) As Vice President, International Operations of EBASCO Constructors, Inc./EBASCO Overseas Corporation, S. Daniel Melita was responsible for all overseas activities including operations and business development, consulting construction management and lump sum turn key construction.
(10) As President, Charles W. Johnson directed all real estate operations and business combinations which included direct development, joint ventures and syndications.
(11) As Executive Vice President, Charles W. Johnson directed all real estate operations where Glenfed had made a direct equity investment. This included August Financial Corporation, Glenfed Development Corporation and Glenfed Properties.
(12)  This entity is not a parent, subsidiary or other affiliate of SCEcorp.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters

Information responding to Item 5 is included in SCEcorp's Annual Report to Shareholders for the year ended December 31, 1994, ("Annual Report") under "Quarterly Financial Data" on page 41 and under "Shareholder Information" on page 45, and is incorporated by reference pursuant to General Instruction G(2). The number of Common Stock shareholders of record was 152,965 on March 20, 1995. Additional information concerning the market for SCEcorp's Common Stock is set forth on the cover page hereof.

Item 6.  Selected Financial Data

Information responding to Item 6 is included in the Annual Report under "Selected Financial and Operating Data: 1990-1994" on page 44, and is incorporated herein by reference pursuant to General Instruction G(2).

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

Information responding to Item 7 is included in the Annual Report under "Management's Discussion and Analysis" on pages 21, 22, 26, and 28 through 30 and is incorporated herein by reference pursuant to General Instruction G(2).

Item 8.  Financial Statements and Supplementary Data

Certain information responding to Item 8 is set forth after Item 14 in
Part IV. Other information responding to Item 8 is included in the Annual Report on pages 23, 24, 25, 27, and 31 through 40 and is incorporated herein by reference pursuant to General Instruction G(2).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
<page 26>

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant

Information concerning executive officers of SCEcorp is set forth in Part I in accordance with General Instruction G(3), pursuant to Instruction 3 to Item 401(b) of Regulation S-K. Other information responding to Item
10 is included in the Joint Proxy Statement ("Proxy Statement") filed with the Commission in connection with SCEcorp's Annual Meeting to be held on April 20, 1995, under the heading, "Election of Directors of SCEcorp and Edison," and is incorporated herein by reference pursuant to General Instruction G(3).

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

On April 20, 1994, Mission Energy made a loan to S. Daniel Melita, Senior Vice President, in the amount of $150,000 in exchange for a note executed by Mr. Melita and payable to Mission Energy at seven percent (7%) interest, annual interest only payments commencing May 1, 1994, and continuing to and including May 1, 1997, at which time the entire note, together with accrued interest is due and payable. In the event Mr. Melita terminates his employment relationship with Mission Energy prior to the due date of the note, the entire unpaid balance, together with all accrued interest, shall be payable within ninety (90) days of Mr. Melita's departure from Mission Energy.

                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)      Financial Statements

The following items contained in the 1994 Annual Report to Shareholders are incorporated by reference in this report.

    Management's Discussion and Analysis of Results of Operations and Financial Condition
    Responsibility for Financial Reporting
    Report of Independent Public Accountants
    Consolidated Statements of Income -- Years Ended December 31, 1994, 1993 and 1992
    Consolidated Balance Sheets -- December 31, 1994, and 1993
    Consolidated Statements of Cash Flows -- Years Ended December 31, 1994, 1993 and 1992
    Consolidated Statements of Retained Earnings -- Years Ended December 31, 1994, 1993 and 1992
    Notes to Consolidated Financial Statements
<page 27>

    (2)    Report of Independent Public Accountants and Schedules
           Supplementing Financial Statements

The following documents may be found in this report at the indicated page numbers.

                                                                                       Page
                                                                                       ----

    Report of Independent Public Accountants on Supplemental
      Schedules. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   29
    Schedule I--Condensed Financial Information of Parent. . . . . . . . . . . . . . .   30
    Schedule II--Valuation and Qualifying Accounts for the
      Years Ended December 31, 1994, 1993 and 1992 . . . . . . . . . . . . . . . . . .   32

Schedules I through V, inclusive, except those referred to above, are omitted as not required or not applicable.

    (3)    Exhibits

        See Exhibit Index on page 35 of this report.


(b)     Reports on Form 8-K

        None
<page 28>

                          REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                                 ON SUPPLEMENTAL SCHEDULES




To SCEcorp:

        We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in the 1994
Annual Report to Shareholders of SCEcorp, incorporated by reference in this Form 10-K, and have issued our report thereon dated February 3, 1995.
Our audits of the consolidated financial statements were made for the purpose of forming an opinion on those basic consolidated financial statements taken as a whole. The supplemental schedules listed in Part IV of this Form 10-K which are the responsibility of SCEcorp's management are presented for purposes of complying with the Securities and Exchange
Commission's rules and regulations, and are not part of the basic consolidated financial statements. These supplemental schedules have been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.






                                                         ARTHUR ANDERSEN LLP

Los Angeles, California
February 3, 1995
<page 29>

                                           SCEcorp


                   SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF PARENT

                                  CONDENSED BALANCE SHEETS


                                                                                December 31,
                                                                         -------------------------
                                                                            1994           1993
                                                                         ----------     ----------
                                                                             (In thousands)

Assets:
  Cash and equivalents. . . . . . . . . . . . . . . . . . . . . . . .   $   88,330      $    6,004
  Other current assets. . . . . . . . . . . . . . . . . . . . . . . .       73,259         143,607
                                                                        ----------      ----------
     Total current assets . . . . . . . . . . . . . . . . . . . . . .      161,589         149,611

  Investments in subsidiaries . . . . . . . . . . . . . . . . . . . .    6,104,022       5,934,631
  Accumulated deferred income taxes -- net. . . . . . . . . . . . . .        1,058          46,768
  Other deferred debits . . . . . . . . . . . . . . . . . . . . . . .       35,000             258
                                                                        ----------      ----------

     Total assets . . . . . . . . . . . . . . . . . . . . . . . . . .    6,301,669      $6,131,268
                                                                        ==========      ==========

Liabilities and Shareholders' Equity:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .        6,770      $   11,339
  Other current liabilities . . . . . . . . . . . . . . . . . . . . .      149,547         162,348
                                                                        ----------      ----------
     Total current liabilities. . . . . . . . . . . . . . . . . . . .      156,317         173,687

  Other deferred credits. . . . . . . . . . . . . . . . . . . . . . .        1,936             ---

  Common shareholders' equity . . . . . . . . . . . . . . . . . . . .    6,143,416       5,957,581
                                                                        ----------      ----------

     Total liabilities and shareholders' equity . . . . . . . . . . .    6,301,669      $6,131,268
                                                                        ==========      ==========

                               CONDENSED STATEMENTS OF INCOME
                    For the Years Ended December 31, 1994, 1993, and 1992


                                                               1994          1993          1992
                                                              --------     --------      --------
                                                             (In thousands, except per-share amounts)

Operating revenue and interest income . . . . . . . . . . . $   18,765   $   18,914       $13,974
Operating expenses and income taxes . . . . . . . . . . . .     24,305       20,231        14,611
                                                               -------       ------       -------
  Loss before equity in earnings of subsidiaries. . . . . .     (5,540)      (1,317)         (637)

Equity in earnings of subsidiaries. . . . . . . . . . . . .    686,227      640,364       739,357
                                                              --------     --------      --------
     Net income . . . . . . . . . . . . . . . . . . . . . .    680,687   $  639,047      $738,720
                                                              ========     ========      ========

Weighted-average shares of common stock outstanding . . . .    447,799      447,754       445,489
Earnings per share. . . . . . . . . . . . . . . . . . . . .   $   1.52     $   1.43      $   1.66
                                                              ========     ========      ========

Note:Per-share figures reflect the two-for-one split of
       SCEcorp common stock effective June 1, 1993.
<page 30>

                                     SCEcorp

                          CONDENSED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 1994, 1993, and 1992

                                                                1994         1993           1992
                                                              -------      --------      --------
                                                                        (In thousands)


Cash Flows From Operating Activities. . . . . . . . . . . .   $  7,326     $(46,143)      $ 1,404
                                                              --------      -------      --------

Cash Flows From Financing Activities. . . . . . . . . . . .     75,000       41,250       (64,020)
                                                              --------     --------      --------

Cash Flows From Investing Activities. . . . . . . . . . . .         --         (456)        3,380
                                                               -------     --------      --------

Increase (Decrease) in cash and equivalents . . . . . . . .     82,326       (5,349)      (59,236)
Cash and equivalents at beginning of period . . . . . . . .      6,004       11,353        70,589
                                                              --------     --------      --------

  Cash and Equivalents at the End of Period . . . . . . . .   $ 88,330     $  6,004      $ 11,353
                                                              ========     ========      ========

Cash dividends received from Southern California
  Edison Company. . . . . . . . . . . . . . . . . . . . . .   $548,837     $631,325      $613,816
                                                              ========     ========      ========

<page 31>

                                           SCEcorp


                      SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                            For the Year Ended December 31, 1994


                                                        Additions
                                                ------------------------
                                   Balance at    Charged to   Charged to                  Balance
                                  Beginning of    Costs and      Other                    at End
             Description             Period       Expenses     Accounts   Deductions     of Period
             -----------           -----------   ----------   ----------  ----------    ----------
                                                            (In thousands)

Group A:
  Nonrecognition of
    geothermal earnings . . . . .    $ 14,627      $    --      $25,467(a)  $    --       $ 40,094
  Geothermal projects . . . . . .      52,400           --           --          --         52,400
  Projects in development stage .      18,934        8,548           --       3,368(b)      24,114
  Uncollectible accounts --
    Customers . . . . . . . . . .      16,391       27,240           --      22,022(c)      21,609
    All other . . . . . . . . . .      41,542        1,428           --       8,891(c)      34,079
                                     --------     --------      -------    --------       --------
       Total. . . . . . . . . . .    $143,894     $ 37,216      $25,467    $ 34,281       $172,296
                                     ========     ========      =======    ========       ========

Group B:
  DOE Decontamination
    and Decommissioning . . . . .    $ 67,128      $    --      $  (452)(d)$ 10,191(e)      56,485
  Pension and benefits. . . . . .     131,764      147,037       23,931(f)  127,881(g)     174,851
  Insurance, casualty and
    other . . . . . . . . . . . .      67,703       67,197           --      55,173(h)      79,727
                                     --------     --------      -------    --------       --------
       Total. . . . . . . . . . .    $266,595     $214,234      $23,479    $193,245       $311,063
                                     ========     ========      =======    ========       ========

________________
(a)   Charged to operating revenue.
(b)   Accounts written off.
(c)   Accounts written off, net.
(d)   Represents new estimate based on actual billings.
(e)   Represents amounts paid.
(f) Primarily represents transfers from the accrued paid absence allowance account for required additions to the comprehensive disability plan accounts.
(g) Includes pension payments to retired employees, amounts paid to active employees during periods of illness and the funding of certain pension benefits.
(h)   Amounts charged to operations that were not covered by insurance.

<page 32>

                                           SCEcorp


                      SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                            For the Year Ended December 31, 1993




                                                       Additions
                                                       ---------
                                 Balance at    Charged to   Charged to                    Balance
                                Beginning of    Costs and      Other                      at End
         Description               Period       Expenses     Accounts     Deductions     of Period
         -----------            ------------   ---------- --------------  ----------     ---------
                                                          (In thousands)

Group A:
  Nonrecognition of geothermal
     earnings . . . . . . . . .   $     --     $      --      $14,627(a)   $     --     $ 14,627
  Geothermal projects . . . . .         --        52,400           --            --       52,400
  Projects in development stage      3,921        18,000           --         2,987(b)    18,934
  Uncollectible accounts ---
     Customers. . . . . . . . .      8,970        38,314          481        31,374(c)    16,391
     All other. . . . . . . . .     32,572        12,772         (481)        3,321(c)    41,542
                                 ---------     ---------     --------      --------    ---------
       Total. . . . . . . . . .   $ 45,463     $ 121,486      $14,627      $ 37,682     $143,894
                                 =========     =========     ========      ========    =========
Group B:
  Regulatory settlement . . . .   $ 113,380    $  10,620      $    --      $124,000(d)  $     --
  DOE Decontamination
     and Decommissioning            53,136            --       19,156(e)      5,164(f)    67,128
  Pension and benefits. . . . .    111,139        48,692       22,064(g)     50,131(h)   131,764
  Insurance, casualty and
     other. . . . . . . . . . .     64,019        51,843           --        48,159(i)    67,703
                                 ---------     ---------     --------      --------    ---------
       Total. . . . . . . . . .   $341,674     $ 111,155      $41,220      $227,454    $ 266,595
                                 =========     =========     ========      ========    =========

____________
(a)   Charged to operating revenue.
(b)   Accounts written off.
(c)   Accounts written off, net.
(d) Represents final settlement with the California Public Utilities Commission's Division of Ratepayer Advocates regarding affiliated company power purchases.
(e)   Represents new estimate based on actual billings.
(f)   Represents amounts paid.
(g) Primarily represents transfers from the accrued paid absence allowance account for required additions to the comprehensive disability plan accounts.
(h) Includes pension payments to retired employees, amounts paid to active employees during periods of illness and the funding of certain pension benefits.
(i)   Amounts charged to operations that were not covered by insurance.
<page 33>

                                           SCEcorp


                      SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                            For the Year Ended December 31, 1992




                                                       Additions
                                                       ---------
                                 Balance at    Charged to   Charged to                    Balance
                                Beginning of    Costs and      Other                      at End
         Description               Period       Expenses     Accounts     Deductions     of Period
         -----------            ------------   ---------- --------------  ----------     ---------
                                                          (In thousands)

Group A:
  Projects in development
     stage. . . . . . . . . . .   $  4,667     $      --      $    --      $    746(a)  $  3,921
  Uncollectible accounts ---
     Customers. . . . . . . . .     10,028        23,041           --        24,099(b)     8,970
     All other. . . . . . . . .     11,934        25,846           --         5,208(b)    32,572(c)
                                 ---------     ---------     --------      --------    ---------
       Total. . . . . . . . . .   $ 26,629     $  48,887      $    --      $ 30,053     $ 45,463
                                 =========     =========     ========      ========    =========
Group B:
  Regulatory settlement . . . .   $124,000     $      --      $ 9,320(d)   $ 19,940(e)  $113,380
  DOE decontamination
     and decommissioning. . . .         --            --       53,136(f)         --       53,136
  Environmental cleanup . . . .     40,000            --        5,000(g)     45,000(h)       ---
  Pension and benefits. . . . .    112,007        30,905       20,562(i)     52,335(j)   111,139
  Insurance, casualty and
     other. . . . . . . . . . .     70,513        71,040           --        77,534(k)    64,019
                                 ---------     ---------     --------     ---------    ---------
       Total. . . . . . . . . .   $346,520     $ 101,945      $88,018      $194,809     $341,674
                                 =========     =========     ========     =========    =========

____________
(a)   Accounts written off.
(b)   Accounts written off, net.
(c)   Includes reserve for net realizable value write-down.
(d) Represents reserve addition for the settlement with the California Public Utilities Commission's Division of Ratepayer Advocates regarding affiliated company power purchases.
(e) Represents the amortization of the difference between the nominal value and the present value.
(f) Represents the estimated long-term costs to be incurred and recovered through rates over 15 years; reclassified from account 253.
(g) Represents an additional estimated liability established for environmental cleanup costs expected to be incurred and recovered through rates in future years.
(h)   Amount reclassified to Account 253, other deferred credits.
(i) Primarily represents transfers from the accrued paid absence allowance account for required additions to the comprehensive disability plan accounts.
(j) Includes pension payments to retired employees, amounts paid to active employees during periods of illness and the funding of certain pension benefits.
(k)   Amounts charged to operations that were not covered by insurance.
<page 34>

                                         SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  SCEcorp



                                     By          W. J. Scilacci
                                         ------------------------------
                                                (W. J. Scilacci,
                                              Assistant Treasurer)

                                     Date:  March 27, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                                       Title                             Date
        ---------                                       -----                             ----

Principal Executive Officer:
     John E. Bryson*                       Chairman of the Board,                 March 27, 1995
                                             Chief Executive Officer
                                             and Director

Principal Financial Officer:
     Alan J. Fohrer*                       Senior Vice President,
                                             Treasurer and Chief                  March 27, 1995
                                             Financial Officer

Controller or Principal
   Accounting Officer:
     Richard K. Bushey*                    Vice President and                     March 27, 1995
                                             Controller

Majority of Board of Directors:
     Howard P. Allen*                      Director                               March 27, 1995
     N. Barker, Jr.*                       Director                               March 27, 1995
     Camilla C. Frost*                     Director                               March 27, 1995
     Walter B. Gerken*                     Director                               March 27, 1995
     Joan C. Hanley*                       Director                               March 27, 1995
     Carl F. Huntsinger*                   Director                               March 27, 1995
     Charles D. Miller*                    Director                               March 27, 1995
     J. J. Pinola*                         Director                               March 27, 1995
     James M. Rosser*                      Director                               March 27, 1995
     Henry T. Segerstrom*                  Director                               March 27, 1995
     E. L. Shannon, Jr.*                   Director                               March 27, 1995
     Robert H. Smith*                      Director                               March 27, 1995
     Daniel M. Tellep*                     Director                               March 27, 1995
     James D. Watkins*                     Director                               March 27, 1995
     Edward Zapanta*                       Director                               March 27, 1995


*By           W. J. Scilacci
    ----------------------------------
    (W. J. Scilacci, Attorney-in-Fact)
<page 35>

                                           EXHIBIT INDEX



Exhibit
Number                                     Description
-------                                    -----------

  3.1          Restated Articles of Incorporation as amended through April
               25, 1988 (Registration No. 33-19541)*. . . . . . . . . . . . . . . . . .
  3.2          Certificate of Amendment of Restated Articles of
               Incorporation of SCEcorp (Registration No 33-37381)* . . . . . . . . . .
  3.3          Bylaws as adopted by the Board of Directors on February 16,
               1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
  4.1          Trust Indenture, dated as of October 1, 1923 (Registration
               No. 2-1369)* . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
  4.2          Supplemental Indenture, dated as of March 1,1927
               (Registration No. 2-1369)* . . . . . . . . . . . . . . . . . . . . . . .
  4.3          Second Supplemental Indenture, dated as of April 25, 1935
               (Registration No. 2-1472)* . . . . . . . . . . . . . . . . . . . . . . .
  4.4          Third Supplemental Indenture, dated as of June 24, 1935
               (Registration No. 2-1602)* . . . . . . . . . . . . . . . . . . . . . . .
  4.5          Fourth Supplemental Indenture, dated as of September 1,
               1935 (Registration No. 2-4522)*. . . . . . . . . . . . . . . . . . . . .
  4.6          Fifth Supplemental Indenture, dated as of August 15, 1939
               (Registration No. 2-4522)* . . . . . . . . . . . . . . . . . . . . . . .
  4.7          Sixth Supplemental Indenture, dated as of September 1, 1940
               (Registration No. 2-4522)* . . . . . . . . . . . . . . . . . . . . . . .
  4.8          Seventh Supplemental Indenture, dated as of January 15,
               1948 (Registration No. 2-7369)*. . . . . . . . . . . . . . . . . . . . .
  4.9          Eighth Supplemental Indenture, dated as of August 15, 1948
               (Registration No. 2-7610)* . . . . . . . . . . . . . . . . . . . . . . .
  4.10         Ninth Supplemental Indenture, dated as of February 15, 1951
               (Registration No. 2-8781)* . . . . . . . . . . . . . . . . . . . . . . .
  4.11         Tenth Supplemental Indenture, dated as of August 15, 1951
               (Registration No. 2-7968)* . . . . . . . . . . . . . . . . . . . . . . .
  4.12         Eleventh Supplemental Indenture, dated as of August 15,
               1953 (Registration No. 2-10396)* . . . . . . . . . . . . . . . . . . . .
  4.13         Twelfth Supplemental Indenture, dated as of August 15, 1954
               (Registration No. 2-11049)*. . . . . . . . . . . . . . . . . . . . . . .
  4.14         Thirteenth Supplemental Indenture, dated as of April 15,
               1956 (Registration No. 2-12341)* . . . . . . . . . . . . . . . . . . . .
  4.15         Fourteenth Supplemental Indenture, dated as of February 15,
               1957 (Registration No. 2-13030)* . . . . . . . . . . . . . . . . . . . .
  4.16         Fifteenth Supplemental Indenture, dated as of July 1, 1957
               (Registration No. 2-13418)*. . . . . . . . . . . . . . . . . . . . . . .
  4.17         Sixteenth Supplemental Indenture, dated as of August 15,
               1957 (Registration No. 2-13516)* . . . . . . . . . . . . . . . . . . . .
  4.18         Seventeenth Supplemental Indenture, dated as of August 15,
               1958 (Registration No. 2-14285)* . . . . . . . . . . . . . . . . . . . .
  4.19         Eighteenth Supplemental Indenture, dated as of January 15,
               1960 (Registration No. 2-15906)* . . . . . . . . . . . . . . . . . . . .
  4.20         Nineteenth Supplemental Indenture, dated as of August 15,
               1960 (Registration No. 2-16820)* . . . . . . . . . . . . . . . . . . . .
  4.21         Twentieth Supplemental Indenture, dated as of April 1, 1961
               (Registration No. 2-17668)*. . . . . . . . . . . . . . . . . . . . . . .
  4.22         Twenty-First Supplemental Indenture, dated as of May 1,
               1962 (Registration No. 2-20221)* . . . . . . . . . . . . . . . . . . . .
  4.23         Twenty-Second Supplemental Indenture, dated as of
               October 15, 1962 (Registration No. 2-20791)* . . . . . . . . . . . . . .
  4.24         Twenty-Third Supplemental Indenture, dated as of May 15,
               1963 (Registration No. 2-21346)* . . . . . . . . . . . . . . . . . . . .

<pager 36>

                                           EXHIBIT INDEX



Exhibit
Number                                     Description
-------                                    -----------

  4.25         Twenty-Fourth Supplemental Indenture, dated as of
               February 15, 1964 (Registration No. 2-22056)*. . . . . . . . . . . . . .
  4.26         Twenty-Fifth Supplemental Indenture, dated as of
               February 1, 1965 (Registration No. 2-23082)* . . . . . . . . . . . . . .
  4.27         Twenty-Sixth Supplemental Indenture, dated as of May 1,
               1966 (Registration No. 2-24835)* . . . . . . . . . . . . . . . . . . . .
  4.28         Twenty-Seventh Supplemental Indenture, dated as of
               August 15, 1966 (Registration No. 2-25314)*. . . . . . . . . . . . . . .
  4.29         Twenty-Eighth Supplemental Indenture, dated as of May 1,
               1967 (Registration No. 2-26323)* . . . . . . . . . . . . . . . . . . . .
  4.30         Twenty-Ninth Supplemental Indenture, dated as of
               February 1, 1968 (Registration No. 2-28000)* . . . . . . . . . . . . . .
  4.31         Thirtieth Supplemental Indenture, dated as of January 15,
               1969 (Registration No. 2-31044)* . . . . . . . . . . . . . . . . . . . .
  4.32         Thirty-First Supplemental Indenture, dated as of October 1,
               1969 (Registration No. 2-34839)* . . . . . . . . . . . . . . . . . . . .
  4.33         Thirty-Second Supplemental Indenture, dated as of
               December 1, 1970 (Registration No. 2-38713)* . . . . . . . . . . . . . .
  4.34         Thirty-Third Supplemental Indenture, dated as of
               September 15, 1971 (Registration No. 2-41527)* . . . . . . . . . . . . .
  4.35         Thirty-Fourth Supplemental Indenture, dated as of
               August 15, 1972 (Registration No. 2-45046)*. . . . . . . . . . . . . . .
  4.36         Thirty-Fifth Supplemental Indenture, dated as of
               February 1, 1974 (Registration No. 2-50039)* . . . . . . . . . . . . . .
  4.37         Thirty-Sixth Supplemental Indenture, dated as of July 1,
               1974 (Registration No. 2-59199)* . . . . . . . . . . . . . . . . . . . .
  4.38         Thirty-Seventh Supplemental Indenture, dated as of
               November 1, 1974 (Registration No. 2-52160)* . . . . . . . . . . . . . .
  4.39         Thirty-Eighth Supplemental Indenture, dated as of March 1,
               1975 (Registration No. 2-52776)* . . . . . . . . . . . . . . . . . . . .
  4.40         Thirty-Ninth Supplemental Indenture, dated as of March 15,
               1976 (Registration No. 2-55463)* . . . . . . . . . . . . . . . . . . . .
  4.41         Fortieth Supplemental Indenture, dated as of July 1, 1977
               (Registration No. 2-59199)*. . . . . . . . . . . . . . . . . . . . . . .
  4.42         Forty-First Supplemental Indenture, dated as of November 1,
               1978 (Registration No. 2-62609)* . . . . . . . . . . . . . . . . . . . .
  4.43         Forty-Second Supplemental Indenture, dated as of June 15,
               1979 (File No.1-2313)* . . . . . . . . . . . . . . . . . . . . . . . . .
  4.44         Forty-Third Supplemental Indenture, dated as of
               September 15, 1979 (File No. 1-2313)*. . . . . . . . . . . . . . . . . .
  4.45         Forty-Fourth Supplemental Indenture, dated as of October 1,
               1979 (Registration No. 2-65493)* . . . . . . . . . . . . . . . . . . . .
  4.46         Forty-Fifth Supplemental Indenture, dated as of April 1,
               1980 (Registration No. 2-66896)* . . . . . . . . . . . . . . . . . . . .
  4.47         Forty-Sixth Supplemental Indenture, dated as of
               November 15, 1980 (Registration No. 2-69609)*. . . . . . . . . . . . . .
  4.48         Forty-Seventh Supplemental Indenture, dated as of May 15,
               1981 (Registration No. 2-71948)* . . . . . . . . . . . . . . . . . . . .
  4.49         Forty-Eighth Supplemental Indenture, dated as of August 1,
               1981 (File No. 1-2313)*. . . . . . . . . . . . . . . . . . . . . . . . .

<page 37>

                                        EXHIBIT INDEX



Exhibit
Number                                     Description
-------                                    -----------

  4.50         Forty-Ninth Supplemental Indenture, dated as of December 1,
               1981 (Registration No. 2-74339)* . . . . . . . . . . . . . . . . . . . .
  4.51         Fiftieth Supplemental Indenture, dated as of January 16,
               1982  (File No. 1-2313)* . . . . . . . . . . . . . . . . . . . . . . . .
  4.52         Fifty-First Supplemental Indenture, dated as of April 15,
               1982 (Registration No. 2-76626)* . . . . . . . . . . . . . . . . . . . .
  4.53         Fifty-Second Supplemental Indenture, dated as of
               November 1, 1982 (Registration No. 2-79672)* . . . . . . . . . . . . . .
  4.54         Fifty-Third Supplemental Indenture, dated as of November 1,
               1982 (File No. 1-2313)*. . . . . . . . . . . . . . . . . . . . . . . . .
  4.55         Fifty-Fourth Supplemental Indenture, dated as of January 1,
               1983 (File No. 1-2313)*. . . . . . . . . . . . . . . . . . . . . . . . .
  4.56         Fifty-Fifth Supplemental Indenture, dated as of May 1, 1983
               (File No. 1-2313)* . . . . . . . . . . . . . . . . . . . . . . . . . . .
  4.57         Fifty-Sixth Supplemental Indenture, dated as of December 1,
               1984 (Registration No. 2-94512)* . . . . . . . . . . . . . . . . . . . .
  4.58         Fifty-Seventh Supplemental Indenture, dated as of March 15,
               1985 (Registration No. 2-96181)* . . . . . . . . . . . . . . . . . . . .
  4.59         Fifty-Eighth Supplemental Indenture, dated as of October 1,
               1985 (File No. 1-2313)*. . . . . . . . . . . . . . . . . . . . . . . . .
  4.60         Fifty-Ninth Supplemental Indenture, dated as of October 15,
               1985 (File No. 1-2313)*. . . . . . . . . . . . . . . . . . . . . . . . .
  4.61         Sixtieth Supplemental Indenture, dated as of March 1, 1986
               (File No. 1-2313)* . . . . . . . . . . . . . . . . . . . . . . . . . . .
  4.62         Sixty-First Supplemental Indenture, dated as of March 15,
               1986 (File No. 1-2313)*. . . . . . . . . . . . . . . . . . . . . . . . .
  4.63         Sixty-Second Supplemental Indenture, dated as of April 15,
               1986 (File No. 1-2313)*. . . . . . . . . . . . . . . . . . . . . . . . .
  4.64         Sixty-Third Supplemental Indenture, dated as of April 15,
               1986 (File No. 1-2313)*. . . . . . . . . . . . . . . . . . . . . . . . .
  4.65         Sixty-Fourth Supplemental Indenture, dated as of July 1,
               1986 (File No. 1-2313)*. . . . . . . . . . . . . . . . . . . . . . . . .
  4.66         Sixty-Fifth Supplemental Indenture, dated as of
               September 1, 1986 (File No. 1-2313)* . . . . . . . . . . . . . . . . . .
  4.67         Sixty-Sixth Supplemental Indenture, dated as of
               September 1, 1986 (File No. 1-2313)* . . . . . . . . . . . . . . . . . .
  4.68         Sixty-Seventh Supplemental Indenture, dated as of
               December 1, 1986 (File No. 1-2313)*. . . . . . . . . . . . . . . . . . .
  4.69         Sixty-Eighth Supplemental Indenture, dated as of July 1,
               1987 (Registration No. 33-19541)*. . . . . . . . . . . . . . . . . . . .
  4.70         Sixty-Ninth Supplemental Indenture, dated as of October 15,
               1987 (Registration No. 33-19541)*. . . . . . . . . . . . . . . . . . . .
  4.71         Seventieth Supplemental Indenture, dated as of November 1,
               1987 (File No. 1-2313)*. . . . . . . . . . . . . . . . . . . . . . . . .
  4.72         Seventy-First Supplemental Indenture, dated as of February
               15, 1988 (File No. 1-2313)*. . . . . . . . . . . . . . . . . . . . . . .
  4.73         Seventy-Second Supplemental Indenture, dated as of April
               15, 1988 (File No. 1-2313)*. . . . . . . . . . . . . . . . . . . . . . .
  4.74         Seventy-Third Supplemental Indenture, dated as of July 1,
               1988 (File No. 1-2313)*. . . . . . . . . . . . . . . . . . . . . . . . .

<page 38>

                                         EXHIBIT INDEX


Exhibit
Number                                     Description
-------                                    -----------

  4.75         Seventy-Fourth Supplemental Indenture, dated as of August
               15, 1988 (File No. 1-2313)*. . . . . . . . . . . . . . . . . . . . . . .
  4.76         Seventy-Fifth Supplemental Indenture, dated as of September
               15, 1988 (File No. 1-2313)*. . . . . . . . . . . . . . . . . . . . . . .
  4.77         Seventy-Sixth Supplemental Indenture, dated as of January
               15, 1989 (File No. 1-2313)*. . . . . . . . . . . . . . . . . . . . . . .
  4.78         Seventy-Seventh Supplemental Indenture, dated as of May 1,
               1990 (File No. 1-2313)*. . . . . . . . . . . . . . . . . . . . . . . . .
  4.79         Seventy-Eighth Supplemental Indenture, dated as of June 15,
               1990 (File No. 1-2313)*. . . . . . . . . . . . . . . . . . . . . . . . .
  4.80         Seventy-Ninth Supplemental Indenture, dated as of August
               15, 1990 (File No. 1-2313)*. . . . . . . . . . . . . . . . . . . . . . .
  4.81         Eightieth Supplemental Indenture, dated as of December 1,
               1990 (File No. 1-2313)*. . . . . . . . . . . . . . . . . . . . . . . . .
  4.82         Eighty-First Supplemental Indenture, dated as of April 1,
               1991 (File No. 1-2313)*. . . . . . . . . . . . . . . . . . . . . . . . .
  4.83         Eighty-Second Supplemental Indenture, dated as of May 1,
               1991 (File No. 1-2313)*. . . . . . . . . . . . . . . . . . . . . . . . .
  4.84         Eighty-Third Supplemental Indenture, dated as of June 1,
               1991 (File No. 1-2313)*. . . . . . . . . . . . . . . . . . . . . . . . .
  4.85         Eighty-Fourth Supplemental Indenture, dated as of December
               1, 1991 (File No. 1-2313)* . . . . . . . . . . . . . . . . . . . . . . .
  4.86         Eighty-Fifth Supplemental Indenture, dated as of February
               1, 1992 (File No. 1-2313)* . . . . . . . . . . . . . . . . . . . . . . .
  4.87         Eighty-Sixth Supplemental Indenture, dated as of April 1,
               1992 (File No. 1-2313)*. . . . . . . . . . . . . . . . . . . . . . . . .
  4.88         Eighty-Seventh Supplemental Indenture, dated as of July 1,
               1992 (File No. 1-2313)*. . . . . . . . . . . . . . . . . . . . . . . . .
  4.89         Eighty-Eight Supplemental Indenture, dated as of July 15,
               1992 (File No. 1-2313)*. . . . . . . . . . . . . . . . . . . . . . . . .
  4.90         Eighty-Ninth Supplemental Indenture, dated as of December
               1, 1992 (File No. 1-2313)* . . . . . . . . . . . . . . . . . . . . . . .
  4.91         Ninetieth Supplemental Indenture, dated as of January 15,
               1993 (File No. 1-2313)*. . . . . . . . . . . . . . . . . . . . . . . . .
  4.92         Ninety-First Supplemental Indenture, dated as of March 1,
               1993 (File No. 1-2313)*
  4.93         Ninety-Second Supplemental Indenture, dated as of June 1,
               1993
  4.94         Ninety-Third Supplemental Indenture, dated as of June 15,
               1993 (File No. 1-2313)*
  4.95         Ninety-Fourth Supplemental Indenture, dated as of July 15,
               1993 (File No. 1-2313)*
  4.96         Ninety-Fifth Supplemental Indenture, dated as of September
               1, 1993 (File No. 1-2313)* . . . . . . . . . . . . . . . . . . . . . . .
  4.97         Ninety-Sixth Supplemental Indenture, dated as of October
               1, 1993 (File No. 1-2313)* . . . . . . . . . . . . . . . . . . . . . . .
 10.1          Executive Supplemental Benefit Program (File No.
               1-2313)* . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 10.2          1981 Deferred Compensation Agreement (File No. 1-2313)*. . . . . . . . .
 10.3          1985 Deferred Compensation Agreement for Executives
               (File No. 1-2313)* . . . . . . . . . . . . . . . . . . . . . . . . . . .
 10.4          1985 Deferred Compensation Agreement for Directors
               (File No. 1-2313)* . . . . . . . . . . . . . . . . . . . . . . . . . . .
 10.5          1987 Deferred Compensation Plan for Executives
               (File No. 1-2313)* . . . . . . . . . . . . . . . . . . . . . . . . . . .

       39>

                                           EXHIBIT INDEX

Exhibit
Number                                     Description
-------                                    -----------

 10.6          1987 Deferred Compensation Plan for Directors
               (File No. 1-2313)* . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 10.7          1988 Deferred Compensation Plan for Executives
               (File No. 1-2313)* . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 10.8          1988 Deferred Compensation Plan for Directors
               (File No. 1-2313)* . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 10.9          1989 Deferred Compensation Plan for Executives
               (File No. 1-9936)* . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 10.10         1989 Deferred Compensation Plan for Directors
               (File No. 1-9936)* . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 10.11         1990 Deferred Compensation Plan for Executives
               (File No. 1-9936)* . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 10.12         1990 Deferred Compensation Plan for Directors
               (File No. 1-9936)* . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 10.13         Annual Deferred Compensation Plan for Executives
               (File No. 1-9936)* . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 10.14         Annual Deferred Compensation Plan for Directors
               (File No. 1-9936)* . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 10.15         Executive Retirement Plan (File No. 1-2313)* . . . . . . . . . . . . . . . .
 10.16         Employment Agreement with Jack K. Horton (File No. 1-2313)*. . . . . . . . .
 10.17         Employment Agreement with Howard P. Allen
               (File No. 1-2313)* . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 10.18         1991 Executive Incentive Compensation Plan (File No. 1-9936)*. . . . . . . .
 10.19         1992 Executive Incentive Compensation Plan (File No. 1-9936)*
 10.20         1993 Executive Incentive Compensation Plan*. . . . . . . . . . . . . . . . .
 10.21         1994 Executive Incentive Compensation Plan . . . . . . . . . . . . . . . . .
 10.22         Executive Disability and Survivor Benefit Program. . . . . . . . . . . . . .
 10.23         Retirement Plan for Directors (File No. 1-2313)* . . . . . . . . . . . . . .
 10.24         Long-Term Incentive Plan for Executive Officers
               (Registration No. 33-19541)* . . . . . . . . . . . . . . . . . . . . . . . .
 10.25         Estate and Financial Planning Program for Executive
               Officers (File No. 1-9936)*. . . . . . . . . . . . . . . . . . . . . . . . .
 10.26         Consulting Agreement with Jack K. Horton (File No. 1-9936)*. . . . . . . . .
 10.27         Consulting Agreement with Howard P. Allen (File No. 1-9936)* . . . . . . . .
 10.28         Consulting Agreement with Michael R. Peevey
               (File No. 1-9936)* . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 10.29         Employment Agreement with Bryant C. Danner
               (File No. 1-9936)* . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 10.30         Employment Agreement with Charles W. Johnson
               (File No. 1-9936)* . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 10.31         Letter Agreement with Edward R. Muller . . . . . . . . . . . . . . . . . . .
 11.           Computation of Primary and Fully Diluted Earnings Per Share. . . . . . . . .
 12.           Computation of Ratios of Earnings to Fixed Charges . . . . . . . . . . . . .
 13.           Selected portions of the Annual Report to Shareholders
               for year ended December 31, 1994 . . . . . . . . . . . . . . . . . . . . . .
 22.           Subsidiaries of the Registrant . . . . . . . . . . . . . . . . . . . . . . .
 23.           Consent of Independent Public Accountants - Arthur Andersen
               LLP. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 24.1          Power of Attorney. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 24.2          Certified copy of Resolution of Board of Directors
               Authorizing Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . .
 27.           Financial Data Schedule. . . . . . . . . . . . . . . . . . . . . . . . . . .

____________
* Incorporated by reference pursuant to Rule 12b-32.

                                                 EXHIBIT 3.3



     I, MOLLY K. BYRD, Assistant Secretary of SCEcorp, certify that the attached is an accurate and complete copy of the Bylaws of this corporation as amended, and in full force and effect as of this date.



Dated:  March 27, 1995


                                    Molly K. Byrd
                       ---------------------------------------------
                                 Assistant Secretary
                                       SCEcorp

                     To Holders of the Company's Bylaws:





   Effective February 16, 1995, Article III, Section 6, was amended to eliminate the March and June regular Board meetings and change the hour of the regular Board meetings from 9:30 a.m. to 9:00 a.m.





                                 KENNETH S. STEWART
                                Corporate Secretary












                                        BYLAWS

                                          OF

                                       SCEcorp

                             AS AMENDED TO AND INCLUDING

                                  FEBRUARY 16, 1995

                                       INDEX


                                                       Page
                                                       ----
                ARTICLE I -- PRINCIPAL OFFICE

Section  1.  Principal Office. . . . . . . . . . . . .   1


                 ARTICLE II -- SHAREHOLDERS

Section  1.  Meeting Locations . . . . . . . . . . . .   1
Section  2.  Annual Meetings . . . . . . . . . . . . .   1
Section  3.  Special Meetings. . . . . . . . . . . . .   2
Section  4.  Notice of Annual or Special Meeting . . .   2
Section  5.  Quorum. . . . . . . . . . . . . . . . . .   3
Section  6.  Adjourned Meeting and Notice Thereof. . .   4
Section  7.  Voting. . . . . . . . . . . . . . . . . .   4
Section  8.  Record Date . . . . . . . . . . . . . . .   6
Section  9.  Consent of Absentees. . . . . . . . . . .   7
Section 10.  Action Without Meeting. . . . . . . . . .   7
Section 11.  Proxies . . . . . . . . . . . . . . . . .   7
Section 12.  Inspectors of Election. . . . . . . . . .   8


                  ARTICLE III -- DIRECTORS
Section  1.  Powers. . . . . . . . . . . . . . . . . .   8
Section  2.  Number of Directors . . . . . . . . . . .   9
Section  3.  Election and Term of Office . . . . . . .  10
Section  4.  Vacancies . . . . . . . . . . . . . . . .  10
Section  5.  Place of Meeting. . . . . . . . . . . . .  11
Section  6.  Regular Meetings. . . . . . . . . . . . .  11
Section  7.  Special Meetings. . . . . . . . . . . . .  11
Section  8.  Quorum. . . . . . . . . . . . . . . . . .  12
Section  9.  Participation in Meetings by Conference
             Telephone . . . . . . . . . . . . . . . .  12
Section 10.  Waiver of Notice. . . . . . . . . . . . .  12
Section 11.  Adjournment . . . . . . . . . . . . . . .  12
Section 12.  Fees and Compensation . . . . . . . . . .  13
Section 13.  Action Without Meeting. . . . . . . . . .  13
Section 14.  Rights of Inspection. . . . . . . . . . .  13
Section 15.  Committees. . . . . . . . . . . . . . . .  13

                      ARTICLE IV -- OFFICERS

Section  1.  Officers. . . . . . . . . . . . . . . . .      14
Section  2.  Election. . . . . . . . . . . . . . . . .      14
Section  3.  Eligibility of Chairman or President. . .      15
Section  4.  Removal and Resignation . . . . . . . . .      15
Section  5.  Appointment of Other Officers . . . . . .      15
Section  6.  Vacancies . . . . . . . . . . . . . . . .      15
Section  7.  Salaries. . . . . . . . . . . . . . . . .      15
Section  8.  Furnish Security for Faithfulness . . . .      16
Section  9.  Chairman's Duties; Succession to Such Duties
             in Chairman's Absence or Disability . . .      16
Section 10.  President's Duties. . . . . . . . . . . .      16
Section 11.  Chief Financial Officer . . . . . . . . .      16
Section 12.  Vice President's Duties . . . . . . . . .      17
Section 13.  General Counsel's Duties. . . . . . . . .      17
Section 14.  Associate General Counsel's and
             Assistant General Counsel's Duties  . . .      17
Section 15.  Controller's Duties . . . . . . . . . . .      17
Section 16.  Assistant Controllers' Duties . . . . . .      17
Section 17.  Treasurer's Duties. . . . . . . . . . . .      17
Section 18.  Assistant Treasurers' Duties. . . . . . .      18
Section 19.  Secretary's Duties. . . . . . . . . . . .      18
Section 20.  Assistant Secretaries' Duties . . . . . .      19
Section 21.  Secretary Pro Tempore . . . . . . . . . .      19
Section 22.  Election of Acting Treasurer or
             Acting Secretary. . . . . . . . . . . . .      19
Section 23.  Performance of Duties . . . . . . . . . .      19

                ARTICLE V -- OTHER PROVISIONS

Section  1.  Inspection of Corporate Records . . . . .      20
Section  2.  Inspection of Bylaws. . . . . . . . . . .      20
Section  3.  Contracts and Other Instruments, Loans,
             Notes and Deposits of Funds . . . . . . .      21
Section  4.  Certificates of Stock . . . . . . . . . .      21
Section  5.  Transfer Agent, Transfer Clerk and Registrar   22
Section  6.  Representation of Shares of Other
             Corporations. . . . . . . . . . . . . . .      22

Section  7.  Stock Purchase Plans. . . . . . . . . . .  22
Section  8.  Fiscal Year and Subdivisions. . . . . . .  23
Section  9.  Construction and Definitions. . . . . . .  23


                ARTICLE VI -- INDEMNIFICATION

Section  1.  Indemnification of Directors and Officers  23
Section  2.  Indemnification of Employees and Agents .  25
Section  3.  Right of Directors and Officers to
             Bring Suit. . . . . . . . . . . . . . . .  25
Section  4.  Successful Defense. . . . . . . . . . . .  26
Section  5.  Non-Exclusivity of Rights . . . . . . . .  26
Section  6.  Insurance . . . . . . . . . . . . . . . .  26
Section  7.  Expenses as a Witness . . . . . . . . . .  26
Section  8.  Indemnity Agreements. . . . . . . . . . .  27
Section  9.  Separability. . . . . . . . . . . . . . .  27
Section 10.  Effect of Repeal or Modification. . . . .  27


             ARTICLE VII -- EMERGENCY PROVISIONS

Section  1.  General . . . . . . . . . . . . . . . . .  27
Section  2.  Unavailable Directors . . . . . . . . . .  28
Section  3.  Authorized Number of Directors. . . . . .  28
Section  4.  Quorum. . . . . . . . . . . . . . . . . .  28
Section  5.  Creation of Emergency Committee . . . . .  28
Section  6.  Constitution of Emergency Committee . . .  28
Section  7.  Powers of Emergency Committee . . . . . .  29
Section  8.  Directors Becoming Available. . . . . . .  29
Section  9.  Election of Board of Directors. . . . . .  29
Section 10.  Termination of Emergency Committee. . . .  29


                 ARTICLE VIII -- AMENDMENTS

Section  1.  Amendments. . . . . . . . . . . . . . . .  30

                           BYLAWS

   Bylaws for the regulation, except as otherwise provided by statute or its Articles of Incorporation of

                           SCEcorp

                 AS AMENDED TO AND INCLUDING
                      FEBRUARY 16, 1995


                ARTICLE I -- PRINCIPAL OFFICE

Section 1.Principal Office.

     The principal office of the Corporation is hereby fixed and located at 2244 Walnut Grove Avenue, in the City of Rosemead, County of Los Angeles, State of California. The Board of Directors is hereby granted full power and authority to change said principal office from one location to another.


                 ARTICLE II -- SHAREHOLDERS

Section 1. Meeting Locations.

     All meetings of shareholders shall be held at the principal office of the corporation or at such other place or places within or without the State of California as may be designated by the Board of Directors (the "Board"). In the event such places shall prove inadequate in capacity for any meeting of shareholders, an adjournment may be taken to and the meeting held at such other place of adequate capacity as may be designated by the officer of the corporation presiding at such meeting.

Section 2. Annual Meetings.

     The annual meeting of shareholders shall be held on the third Thursday of the month of April of each year at 10:00 a.m. on said day to elect directors to hold office for the year next ensuing and until their successors shall be elected, and to consider and act upon such other matters as may lawfully be presented to such meeting; provided, however, that should said day fall upon a legal holiday, then any such annual meeting of shareholders shall be held at the same time and place on the next day thereafter ensuing which is not a legal holiday.

<page 1>
ARTICLE II




Section 3. Special Meetings.

     Special meetings of the shareholders may be called at any time by the Board, the Chairman of the Board, the President, or upon written request of any three members of the Board, or by the holders of shares entitled to cast not less than ten percent of the votes at such meeting. Upon request in writing to the Chairman of the Board, the President, any Vice President or the Secretary by any person (other than the Board) entitled to call a special meeting of shareholders, the officer forthwith shall cause notice to be given to the shareholders entitled to vote that a meeting will be held at a time requested by the person or persons calling the meeting, not less than thirty-five nor more than sixty days after the receipt of the request. If the notice is not given within twenty days after receipt of the request, the persons entitled to call the meeting may give the notice.

Section 4. Notice of Annual or Special Meeting.

     Written notice of each annual or special meeting of shareholders shall be given not less than ten (or if sent by third-class mail, thirty) nor more than sixty days before the date of the meeting to each shareholder entitled to vote thereat. Such notice shall state the place, date, and hour of the meeting and (i) in the case of a special meeting, the general nature of the business to be transacted, and no other business may be transacted, or (ii) in the case of an annual meeting, those matters which the Board, at the time of the mailing of the notice, intends to present for action by the shareholders, but, subject to the provisions of applicable law and these Bylaws, any proper matter may be presented at an annual meeting for such action. The notice of any special or annual meeting at which directors are to be elected shall include the names of nominees intended at the time of the notice to be presented by the Board for election. For any matter to be presented by a shareholder at an annual meeting held after December 31, 1993, including the nomination of any person (other than a person nominated by or at the direction of the Board) for election to the Board, written notice must be received by the Secretary of the corporation from the shareholder not less than sixty nor more than one hundred twenty days prior to the date of the annual meeting specified in these Bylaws and to which the shareholder's notice relates; provided however, that in the event the annual meeting to which the shareholder's written notice relates is to be held on a date which is more than thirty days earlier than the date of the annual meeting specified in these Bylaws, the notice from a shareholder must be received by the Secretary not later than the close of business on the tenth day following the date on which public disclosure of the date of the annual meeting was made or given to the shareholders. The shareholder's notice to the Secretary shall set forth (a) a brief description of each matter to be presented at the annual meeting by the shareholder; (b) the name and address, as they appear on the corporation's books, of the shareholder;
(c) the class and number of shares of the corporation

<page 2>
                                                  ARTICLE II




which are beneficially owned by the shareholder; and (d) any material interest of the shareholder in the matters to be presented. Any shareholder who intends to nominate a candidate for election as a director shall also set forth in such a notice (i) the name, age, business address and residence address of each nominee that he or she intends to nominate at the meeting, (ii) the principal occupation or employment of each nominee, (iii) the number of shares of capital stock of the corporation beneficially owned by each nominee, and (iv) any other information concerning the nominee that would be required under the rules of the Securities and Exchange Commission in a proxy statement soliciting proxies for the election of the nominee. The notice shall also include a consent, signed by the shareholder's nominees, to serve as a director of the corporation if elected. Notwithstanding anything in these Bylaws to the contrary, and subject to the provisions of any applicable law, no business shall be conducted at a special or annual meeting except in accordance with the procedures set forth in this Section 4.

     Notice of a shareholders' meeting shall be given either personally or by first-class mail (or, if the outstanding shares of the corporation are held of record by 500 or more persons on the record date for the meeting, by third-class mail) or by other means of written communication, addressed to the shareholder at the address of such shareholder appearing on the books of the corporation or given by the shareholder to the corporation for the purpose of notice; or, if no such address appears or is given, at the place where the principal office of the corporation is located or by publication at least once in a newspaper of general circulation in the county in which the principal office is located. Notice by mail shall be deemed to have been given at the time a written notice is deposited in the United States mails, postage prepaid. Any other written notice shall be deemed to have been given at the time it is personally delivered to the recipient or is delivered to a common carrier for transmission, or actually transmitted by the person giving the notice by electronic means, to the recipient.

Section 5. Quorum.

     A majority of the shares entitled to vote, represented in person or by proxy, shall constitute a quorum at any meeting of shareholders. The affirmative vote of a majority of the shares represented and voting at a duly held meeting at which a quorum is present (which shares voting affirmatively also constitute at least a majority of the required quorum) shall be the act of the shareholders, unless the vote of a greater number or voting by classes is required by law or the Articles; provided, however, that the shareholders present at a duly called or held meeting at which a quorum is present may continue to do business until adjournment, notwithstanding the withdrawal of enough shareholders to have less than a quorum, if any action taken (other than adjournment) is approved by at least a majority of the shares required to constitute a quorum.

<page 3>
ARTICLE II




Section 6. Adjourned Meeting and Notice Thereof.

     Any shareholders' meeting, whether or not a quorum is present, may be adjourned from time to time by the vote of a majority of the shares, the holders of which are either present in person or represented by proxy thereat, but in the absence of a quorum (except as provided in Section 5 of this Article) no other business may be transacted at such meeting.

     It shall not be necessary to give any notice of the time and place of the adjourned meeting or of the business to be transacted thereat, other than by announcement at the meeting at which such adjournment is taken. At the adjourned meeting, the corporation may transact any business which might have been transacted at the original meeting. However, when any shareholders' meeting is adjourned for more than forty-five days or, if after adjournment a new record date is fixed for the adjourned meeting, notice of the adjourned meeting shall be given as in the case of an original meeting.

Section 7. Voting.

     The shareholders entitled to notice of any meeting or to vote at any such meeting shall be only persons in whose name shares stand on the stock records of the corporation on the record date determined in accordance with Section 8 of this Article.

     Voting shall in all cases be subject to the provisions of Chapter 7 of the California General Corporation Law, and to the following provisions:

     (a) Subject to clause (g), shares held by an administrator, executor, guardian, conservator or custodian may be voted by such holder either in person or by proxy, without a transfer of such shares into the holder's name; and shares standing in the name of a trustee may be voted by the trustee, either in person or by proxy, but no trustee shall be entitled to vote shares held by such trustee without a transfer of such shares into the trustee's name.

     (b) Shares standing in the name of a receiver may be voted by such receiver; and shares held by or under the control of a receiver may be voted by such receiver without the transfer thereof into the receiver's name if authority to do so is contained in the order of the court by which such receiver was appointed.

<page 4>
                                                  ARTICLE II




     (c) Subject to the provisions of Section 705 of the California General Corporation Law and except where otherwise agreed in writing between the parties, a shareholder whose shares are pledged shall be entitled to vote such shares until the shares have been transferred into the name of the pledgee, and thereafter the pledgee shall be entitled to vote the shares so transferred.

     (d) Shares standing in the name of a minor may be voted and the corporation may treat all rights incident thereto as exercisable by the minor, in person or by proxy, whether or not the corporation has notice, actual or constructive, of the non-age unless a guardian of the minor's property has been appointed and written notice of such appointment given to the corporation.

     (e) Shares standing in the name of another corporation, domestic or foreign, may be voted by such officer, agent or proxyholder as the bylaws of such other corporation may prescribe or, in the absence of such provision, as the Board of Directors of such other corporation may determine or, in the absence of such determination, by the chairman of the board, president or any vice president of such other corporation, or by any other person authorized to do so by the chairman of the board, president or any vice president of such other corporation. Shares which are purported to be voted or any proxy purported to be executed in the name of a corporation (whether or not any title of the person signing is indicated) shall be presumed to be voted or the proxy executed in accordance with the provisions of this subdivision, unless the contrary is shown.

     (f) Shares of the corporation owned by any of its subsidiaries shall not be entitled to vote on any matter.

     (g) Shares of the corporation held by the corporation in a fiduciary capacity, and shares of the corporation held in a fiduciary capacity by any of its subsidiaries, shall not be entitled to vote on any matter, except to the extent that the settlor or beneficial owner possesses and exercises a right to vote or to give the corporation binding instructions as to how to vote such shares.

     (h) If shares stand of record in the names of two or more persons, whether fiduciaries, members of a partnership, joint tenants, tenants in common, husband and wife as community property, tenants by the entirety, voting trustees, persons entitled to vote under a shareholder voting agreement or otherwise, or if two or more persons (including proxyholders) have the same fiduciary relationship respecting the same shares, unless the secretary of the corporation is given written notice to the contrary and is furnished with a copy of the instrument or order appointing them or creating the relationship wherein it is so provided, their acts with respect to voting shall have the following effect:

<page 5>
ARTICLE II




          (i)    If only one votes, such act binds all;

          (ii) If more than one vote, the act of the majority so voting binds all;

          (iii) If more than one vote, but the vote is evenly split on any particular matter, each faction may vote the securities in question proportionately.

If the instrument so filed or the registration of the shares shows that any such tenancy is held in unequal interests, a majority or even split for the purpose of this section shall be a majority or even split in interest.

     No shareholder of any class of stock of this corporation shall be entitled to cumulate votes at any election of directors of this corporation.

     Elections for directors need not be by ballot; provided, however, that all elections for directors must be by ballot upon demand made by a shareholder at the meeting and before the voting begins.

     In any election of directors, the candidates receiving the highest number of votes of the shares entitled to be voted for them up to the number of directors to be elected by such shares are elected.

Section 8. Record Date.

     The Board may fix, in advance, a record date for the determination of the shareholders entitled to notice of any meeting or to vote or entitled to receive payment of any dividend or other distribution, or any allotment of rights, or to exercise rights in respect of any other lawful action. The record date so fixed shall be not more than sixty days nor less than ten days prior to the date of the meeting nor more than sixty days prior to any other action. When a record date is so fixed, only shareholders of record at the close of business on that date are entitled to notice of and to vote at the meeting or to receive the dividend, distribution, or allotment of rights, or to exercise the rights, as the case may be, notwithstanding any transfer of shares on the books of the corporation after the record date, except as otherwise provided by law or these Bylaws. A determination of shareholders of record entitled to notice of or to vote at a meeting of shareholders shall apply to any adjournment of the meeting unless the Board fixes a new record date for the adjourned meeting. The Board shall fix a new record date if the meeting is adjourned for more than forty-five days.

     If no record date is fixed by the Board, the record date for determining shareholders entitled to notice of or to vote at a meeting of shareholders shall be at the close of business on the business day next preceding the day on which notice is given or, if notice is waived, at the close of business on the business

<page 6>
                                                  ARTICLE II




day next preceding the day on which the meeting is held. The record date for determining shareholders for any purpose other than as set forth in this Section 8 or Section 10 of this Article shall be at the close of business on the day on which the Board adopts the resolution relating thereto, or the sixtieth day prior to the date of such other action, whichever is later.

Section 9. Consent of Absentees.

     The transactions of any meeting of shareholders, however called and noticed, and wherever held, are as valid as though had at a meeting duly held after regular call and notice, if a quorum is present either in person or by proxy, and if, either before or after the meeting, each of the persons entitled to vote, not present in person or by proxy, signs a written waiver of notice or a consent to the holding of the meeting or an approval of the minutes thereof. All such waivers, consents or approvals shall be filed with the corporate records or made a part of the minutes of the meeting. Neither the business to be transacted at nor the purpose of any regular or special meeting of shareholders need be specified in any written waiver of notice, consent to the holding of the meeting or approval of the minutes thereof, except as provided in Section 601 (f) of the California General Corporation Law.

Section 10. Action Without Meeting.

     Subject to Section 603 of the California General Corporation Law, any action which, under any provision of the California General Corporation Law, may be taken at any annual or special meeting of shareholders may be taken without a meeting and without prior notice if a consent in writing, setting forth the action so taken, shall be signed by the holders of outstanding shares having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted. Unless a record date for voting purposes be fixed as provided in
Section 8 of this Article, the record date for determining shareholders entitled to give consent pursuant to this Section 10, when no prior action by the Board has been taken, shall be the day on which the first written consent is given.

Section 11. Proxies.

     Every person entitled to vote shares has the right to do so either in person or by one or more persons, not to exceed three, authorized by a written proxy executed by such shareholder and filed with the Secretary. Subject to the following sentence, any proxy duly executed continues in full force and effect until revoked by the person executing it prior to the vote pursuant thereto by a writing delivered to the corporation stating that the proxy is revoked or by a

<page 7>
ARTICLE III




subsequent proxy executed by the person executing the prior proxy and presented to the meeting, or by attendance at the meeting and voting in person by the person executing the proxy; provided, however, that a proxy is not revoked by the death or incapacity of the maker unless, before the vote is counted, written notice of such death or incapacity is received by this corporation. No proxy shall be valid after the expiration of eleven months from the date of its execution unless otherwise provided in the proxy.

Section 12. Inspectors of Election.

     In advance of any meeting of shareholders, the Board may appoint any persons other than nominees as inspectors of election to act at such meeting and any adjournment thereof. If inspectors of election are not so appointed, or if any persons so appointed fail to appear or refuse to act, the chairman of any such meeting may, and on the request of any shareholder or shareholder's proxy shall, make such appointments at the meeting. The number of inspectors shall be either one or three. If appointed at a meeting on the request of one or more shareholders or proxies, the majority of shares present shall determine whether one or three inspectors are to be appointed.

     The duties of such inspectors shall be as prescribed by Section 707
(b) of the California General Corporation Law and shall include: determining the number of shares outstanding and the voting power of each, the shares represented at the meeting, the existence of a quorum, and the authenticity, validity and effect of proxies; receiving votes, ballots or consents; hearing and determining all challenges and questions in any way arising in connection with the right to vote; counting and tabulating all votes or consents; determining when the polls shall close; determining the result; and doing such acts as may be proper to conduct the election or vote with fairness to all shareholders. If there are three inspectors of election, the decision, act or certificate of a majority is effective in all respects as the decision, act or certificate of all. Any report or certificate made by the inspectors of election is prima facie evidence of the facts stated therein.


                  ARTICLE III -- DIRECTORS

Section 1. Powers.

     Subject to limitations of the Articles, of these Bylaws and of the California General Corporation Law relating to action required to be approved by the shareholders or by the outstanding shares, the business and affairs of the corporation shall be managed and all corporate

<page 8>
                                                 ARTICLE III




powers shall be exercised by or under the direction of the Board. The Board may delegate the management of the day-to-day operation of the business of the corporation provided that the business and affairs of the corporation shall be managed and all corporate powers shall be exercised under the ultimate direction of the Board. Without prejudice to such general powers, but subject to the same limitations, it is hereby expressly declared that the Board shall have the following powers in addition to the other powers enumerated in these Bylaws:

     (a) To select and remove all the other officers, agents and employees of the corporation, prescribe the powers and duties for them as may not be inconsistent with law, with the Articles or these Bylaws, fix their compensation and require from them security for faithful service.

    (b) To conduct, manage and control the affairs and business of the corporation and to make such rules and regulations therefor not inconsistent with law, or with the Articles or these Bylaws, as they may deem best.

    (c) To adopt, make and use a corporate seal, and to prescribe the forms of certificates of stock, and to alter the form of such seal and of such certificates from time to time as in their judgment they may deem best.

    (d) To authorize the issuance of shares of stock of the corporation from time to time, upon such terms and for such consideration as may be lawful.

    (e) To borrow money and incur indebtedness for the purposes of the corporation, and to cause to be executed and delivered therefor, in the corporate name, promissory notes, bonds, debentures, deeds of trust, mortgages, pledges, hypothecations or other evidences of debt and securities therefor.

Section 2. Number of Directors.

     The authorized number of directors shall be not less than fifteen nor more than twenty until changed by amendment of the Articles or by a Bylaw duly adopted by the shareholders. The exact number of directors shall be fixed, within the limits specified, by the Board by adoption of a resolution or by the shareholders in the same manner provided in these Bylaws for the amendment thereof.

<page 9>
ARTICLE III




Section 3. Election and Term of Office.

     The directors shall be elected at each annual meeting of the shareholders, but if any such annual meeting is not held or the directors are not elected thereat, the directors may be elected at any special meeting of shareholders held for that purpose. Each director shall hold office until the next annual meeting and until a successor has been elected and qualified.

Section 4. Vacancies.

     Any director may resign effective upon giving written notice to the Chairman of the Board, the President, the Secretary or the Board, unless the notice specifies a later time for the effectiveness of such resignation. If the resignation is effective at a future time, a successor may be elected to take office when the resignation becomes effective.

     Vacancies in the Board, except those existing as a result of a removal of a director, may be filled by a majority of the remaining directors, though less than a quorum, or by a sole remaining director, and each director so elected shall hold office until the next annual meeting and until such director's successor has been elected and qualified. Vacancies existing as a result of a removal of a director may be filled by the shareholders as provided by law.

     A vacancy or vacancies in the Board shall be deemed to exist in case of the death, resignation or removal of any director, or if the authorized number of directors be increased, or if the shareholders fail, at any annual or special meeting of shareholders at which any director or directors are elected, to elect the full authorized number of directors to be voted for at that meeting.

     The Board may declare vacant the office of a director who has been declared of unsound mind by an order of court or convicted of a felony.

     The shareholders may elect a director or directors at any time to fill any vacancy or vacancies not filled by the directors. Any such election by written consent other than to fill a vacancy created by removal requires the consent of a majority of the outstanding shares entitled to vote. If the Board accepts the resignation of a director tendered to take effect at a future time, the Board or the shareholders shall have power to elect a successor to take office when the resignation is to become effective.

     No reduction of the authorized number of directors shall have the effect of removing any director prior to the expiration of the director's term of office.

<page 10>
                                                 ARTICLE III




Section 5. Place of Meeting.

     Regular or special meetings of the Board shall be held at any place within or without the State of California which has been designated from time to time by the Board or as provided in these Bylaws. In the absence of such designation, regular meetings shall be held at the principal office of the corporation.

Section 6. Regular Meetings.

     Promptly following each annual meeting of shareholders the Board shall hold a regular meeting for the purpose of organization, election of officers and the transaction of other business.

     Regular meetings of the Board shall be held at the principal office of the corporation without notice on the third Thursday of each month, except the months of March, June, August and December, at the hour of 9:00 a.m. or as soon thereafter as the regular meeting of the Board of Directors of Southern California Edison Company is adjourned. Call and notice of all regular meetings of the Board are not required.

Section 7. Special Meetings.

     Special meetings of the Board for any purpose or purposes may be called at any time by the Chairman of the Board, the President, any Vice President, the Secretary or by any two directors.

     Special meetings of the Board shall be held upon four days' written notice or forty-eight hours' notice given personally or by telephone, telegraph, telex, facsimile, electronic mail or other similar means of communication. Any such notice shall be addressed or delivered to each director at such director's address as it is shown upon the records of the corporation or as may have been given to the corporation by the director for purposes of notice or, if such address is not shown on such records or is not readily ascertainable, at the place in which the meetings of the directors are regularly held. The notice need not specify the purpose of such special meeting.

     Notice by mail shall be deemed to have been given at the time a written notice is deposited in the United States mail, postage prepaid. Any other written notice shall be deemed to have been given at the time it is personally delivered to the recipient or is delivered to a common carrier for transmission, or actually

<page 11>
ARTICLE III




transmitted by the person giving the notice by electronic means to the recipient. Oral notice shall be deemed to have been given at the time it is communicated, in person or by telephone, radio or other similar means to the recipient or to a person at the office of the recipient who the person giving the notice has reason to believe will promptly communicate it to the recipient.

Section 8. Quorum.

     One-third of the number of authorized directors constitutes a quorum of the Board for the transaction of business, except to adjourn as provided in Section II of this Article. Every act or decision done or made by a majority of the directors present at a meeting duly held at which a quorum is present shall be regarded as the act of the Board, unless a greater number is required by law or by the Articles; provided, however, that a meeting at which a quorum is initially present may continue to transact business notwithstanding the withdrawal of directors, if any action taken is approved by at least a majority of the required quorum for such meeting.

Section 9. Participation in Meetings by Conference Telephone.

     Members of the Board may participate in a meeting through use of conference telephone or similar communications equipment, so long as all members participating in such meeting can hear one another. Such participation constitutes presence in person at such meeting.

Section 10. Waiver of Notice.

     The transactions of any meeting of the Board, however called and noticed or wherever held, are as valid as though had at a meeting duly held after regular call and notice if a quorum is present and if, either before or after the meeting, each of the directors not present signs a written waiver of notice, a consent to holding such meeting or an approval of the minutes thereof. All such waivers, consents or approvals shall be filed with the corporate records or made a part of the minutes of the meeting.

Section 11. Adjournment.

     A majority of the directors present, whether or not a quorum is present, may adjourn any directors' meeting to another time and place. Notice of the time and place of holding an adjourned meeting need not be given to absent directors if the time and place is fixed at the meeting adjourned. If the meeting is adjourned for more than twenty-four hours, notice of any adjournment to another time or place shall be given prior to the time of the adjourned meeting to the directors who were not present at the time of the adjournment.

<page 12>
                                                 ARTICLE III




Section 12. Fees and Compensation.

     Directors and members of committees may receive such compensation, if any, for their services, and such reimbursement for expenses, as may be fixed or determined by the Board.

Section 13. Action Without Meeting.

     Any action required or permitted to be taken by the Board may be taken without a meeting if all members of the Board shall individually or collectively consent in writing to such action. Such written consent or consents shall have the same force and effect as a unanimous vote of the Board and shall be filed with the minutes of the proceedings of the Board.

Section 14. Rights of Inspection.

     Every director shall have the absolute right at any reasonable time to inspect and copy all books, records and documents of every kind and to inspect the physical properties of the corporation and also of its subsidiary corporations, domestic or foreign. Such inspection by a director may be made in person or by agent or attorney and includes the right to copy and make extracts.

Section 15. Committees.

     The Board may appoint one or more committees, each consisting of two or more directors, to serve at the pleasure of the Board. The Board may delegate to such committees any or all of the authority of the Board except with respect to:

     (a) The approval of any action for which the California General Corporation Law also requires shareholders' approval or approval of the outstanding shares;

     (b)  The filling of vacancies on the Board or in any committee;

     (c) The fixing of compensation of the directors for serving on the Board or on any committee;

     (d)  The amendment or repeal of Bylaws or the adoption of new
Bylaws;

     (e) The amendment or repeal of any resolution of the Board which by its express terms is not so amendable or repealable;

<page 13>
ARTICLE IV




     (f) A distribution to the shareholders of the corporation except at a rate or in a periodic amount or within a price range determined by the Board; or

     (g) The appointment of other committees of the Board or the members thereof.

     Any such committee, or any member or alternate member thereof, must be appointed by resolution adopted by a majority of the exact number of authorized directors as specified in Section 2 of this Article. The Board shall have the power to prescribe the manner and timing of giving of notice of regular or special meetings of any committee and the manner in which proceedings of any committee shall be conducted. In the absence of any such prescription, such committee shall have the power to prescribe the manner in which its proceedings shall be conducted. Unless the Board or such committee shall otherwise provide, the regular and special meetings and other actions of any such committee shall be governed by the provisions of this Article applicable to meetings and actions of the Board. Minutes shall be kept of each meeting of each committee.


                   ARTICLE IV -- OFFICERS

Section 1. Officers.

     The officers of the corporation shall be a Chairman of the Board, a President, a Chief Financial Officer, one or more Vice Presidents, a General Counsel and a Secretary. The corporation may also have, at the discretion of the Board, one or more Associate General Counsel, one or more Assistant General Counsel, a Controller, one or more Assistant Controllers, a Treasurer, one or more Assistant Treasurers and one or more Assistant Secretaries, and such other officers as may be elected or appointed in accordance with Section 5 of this Article. The Board, the Chairman of the Board or the President may confer a special title upon any Vice President not specified herein.

Section 2. Election.

     The officers of the corporation, except such officers as may be elected or appointed in accordance with the provisions of Section 5 or
Section 6 of this Article, shall be chosen annually by, and shall serve at the pleasure of the Board, and shall hold their respective offices until their resignation, removal, or other disqualification from service, or until their respective successors shall be elected.

>page 14>
                                                  ARTICLE IV




Section 3. Eligibility of Chairman or President.

     No person shall be eligible for the office of Chairman of the Board or President unless such person is a member of the Board of the corporation; any other officer may or may not be a director.

Section 4. Removal and Resignation.

     Any officer may be removed, either with or without cause, by the Board at any time or by any officer upon whom such power or removal may be conferred by the Board. Any such removal shall be without prejudice to the rights, if any, of the officer under any contract of employment of the officer.

     Any officer may resign at any time by giving written notice to the corporation, but without prejudice to the rights, if any, of the corporation under any contract to which the officer is a party. Any such resignation shall take effect at the date of the receipt of such notice or at any later time specified therein and, unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective.

Section 5. Appointment of Other Officers.

     The Board may appoint such other officers as the business of the corporation may require, each of whom shall hold office for such period, have such authority, and perform such duties as are provided in the Bylaws or as the Board may from time to time determine.

Section 6. Vacancies.

     A vacancy in any office because of death, resignation, removal, disqualification or any other cause shall be filled at any time deemed appropriate by the Board in the manner prescribed in these Bylaws for regular election or appointment to such office.

Section 7. Salaries.

     The salaries of the Chairman of the Board, President, Chief
Financial Officer, Vice Presidents, General Counsel, Controller, Treasurer and Secretary of the corporation shall be fixed by the Board. Salaries of all other officers shall be as approved from time to time by the chief executive officer.

<page 15>
ARTICLE IV




Section 8. Furnish Security for Faithfulness.

     Any officer or employee shall, if required by the Board, furnish to the corporation security for faithfulness to the extent and of the character that may be required.

Section 9. Chairman's Duties; Succession to Such Duties in Chairman's
           Absence or Disability.

     The Chairman of the Board s hall be the chief executive officer of the corporation and shall preside at all meetings of the shareholders and of the Board. Subject to the Board, the Chairman of the Board shall have charge of the business of the corporation. The Chairman of the Board shall keep the Board fully informed, and shall freely consult them concerning the business of the corporation.

     In the absence or disability of the Chairman of the Board, the President shall act as the chief executive officer of the corporation; in the absence or disability of the Chairman of the Board and the President, the next in order of election by the Board of the Vice Presidents shall act as chief executive officer of the corporation.

     In the absence or disability of the Chairman of the Board, the President shall act as Chairman of the Board at meetings of the Board; in the absence or disability of the Chairman of the Board and the President, the next, in order of election by the Board, of the Vice Presidents who is a member of the Board shall act as Chairman of the Board at any such meeting of the Board; in the absence or disability of the Chairman of the Board, the President, and such Vice Presidents who are members of the Board, the Board shall designate a temporary Chairman to preside at any such meeting of the Board.

Section 10. President's Duties.

     The President shall perform such other duties as the Chairman of the Board shall delegate or assign to such officer.

Section 11. Chief Financial Officer.

     The Chief Financial Officer of the corporation shall be the chief consulting officer in all matters of financial import and shall have control over all financial matters concerning the corporation. If the corporation does not have a currently elected and acting Controller, the Chief Financial Officer shall also be the Chief Accounting Officer of the corporation.

<page 16>
                                                  ARTICLE IV




Section 12. Vice Presidents' Duties.

     The Vice Presidents shall perform such other duties as the chief executive officer shall designate.

Section 13. General Counsel's Duties.

     The General Counsel shall be the chief consulting officer of the corporation in all legal matters and, subject to the chief executive officer, shall have control over all matters of legal import concerning the corporation.

Section 14. Associate General Counsel's and Assistant General Counsel's
            Duties.

     The Associate General Counsel shall perform such of the duties of the General Counsel as the General Counsel shall designate, and in the absence or disability of the General Counsel, the Associate General Counsel, in order of election to that office by the Board at its latest organizational meeting, shall perform the duties of the General Counsel. The Assistant General Counsel shall perform such duties as the General Counsel shall designate.

Section 15. Controller's Duties.

     The Controller shall be the chief accounting officer of the Corporation and, subject to the Chief Financial Officer, shall have control over all accounting matters concerning the Corporation and shall perform such other duties as the Chief Executive Officer shall designate.

Section 16. Assistant Controllers' Duties.

     The Assistant Controllers shall perform such of the duties of the Controller as the Controller shall designate, and in the absence or disability of the Controller, the Assistant Controllers, in order of election to that office by the Board at its latest organizational meeting, shall perform the duties of the Controller.

Section 17. Treasurer's Duties.

     It shall be the duty of the Treasurer to keep in custody or control all money, stocks, bonds, evidences of debt, securities and other items of value that may belong to, or be in the possession or control of, the corporation, and to dispose of the same in such manner as the Board or the chief executive officer may direct, and to perform all acts incident to the position of Treasurer.

<page 17>
ARTICLE IV




Section 18. Assistant Treasurers' Duties.

     The Assistant Treasurers shall perform such of the duties of the Treasurer as the Treasurer shall designate, and in the absence or disability of the Treasurer, the Assistant Treasurers, in order of election to that office by the Board at its latest organizational meeting, shall perform the duties of the Treasurer, unless action is taken by the Board as contemplated in Article IV, Section 22.

Section 19. Secretary's Duties.

     The Secretary shall keep or cause to be kept full and complete records of the proceedings of shareholders, the Board and its committees at all meetings, and shall affix the corporate seal and attest by signing copies of any part thereof when required.

     The Secretary shall keep, or cause to be kept, a copy of the Bylaws of the corporation at the principal office in accordance with Section 213 of the California General Corporation Law.

     The Secretary shall be the custodian of the corporate seal and shall affix it to such instruments as may be required.

     The Secretary shall keep on hand a supply of blank stock certificates of such forms as the Board may adopt.

     The Secretary shall serve or cause to be served by publication or otherwise, as may be required, all notices of meetings and of other corporate acts that may by law or otherwise be required to be served, and shall make or cause to be made and filed in the principal office of the corporation, the necessary certificate or proofs thereof.

     An affidavit of mailing of any notice of a shareholders' meeting or of any report, in accordance with the provisions of Section 601 (b) of the California General Corporation Law, executed by the Secretary shall be prima facie evidence of the fact that such notice or report had been duly given.

     The Secretary may, with the Chairman of the Board, the President, or a Vice President, sign certificates of ownership of stock in the corporation, and shall cause all certificates so signed to be delivered to those entitled thereto.

     The Secretary shall keep all records required by the California General Corporation Law.

<page 18>
                                                  ARTICLE IV




     The Secretary shall generally perform the duties usual to the office of secretary of corporations, and such other duties as the chief executive officer shall designate.

Section 20. Assistant Secretaries' Duties.

     Assistant Secretaries shall perform such of the duties of the Secretary as the Secretary shall designate, and in the absence or disability of the Secretary, the Assistant Secretaries, in the order of election to that office by the Board at its latest organizational meeting, shall perform the duties of the Secretary, unless action is taken by the Board as contemplated in Article IV, Sections 21 and 22 of these Bylaws.

Section 21. Secretary Pro Tempore.

     At any meeting of the Board or of the shareholders from which the Secretary is absent, a Secretary pro tempore may be appointed and act.

Section 22. Election of Acting Treasurer or Acting Secretary.

     The Board may elect an Acting Treasurer, who shall perform all the duties of the Treasurer during the absence or disability of the Treasurer, and who shall hold office only for such a term as shall be determined by the Board.

     The Board may elect an Acting Secretary, who shall perform all the duties of the Secretary during the absence or disability of the Secretary, and who shall hold office only for such a term as shall be determined by the Board.

     Whenever the Board shall elect either an Acting Treasurer or Acting Secretary, or both, the officers of the corporation as set forth in
Article IV, Section 1 of these Bylaws, shall include as if therein specifically set out, an Acting Treasurer or an Acting Secretary, or both.

Section 23. Performance of Duties.

     Officers shall perform the duties of their respective offices as stated in these Bylaws, and such additional duties as the Board shall designate.

<page 19>
ARTICLE V




                ARTICLE V -- OTHER PROVISIONS

Section 1. Inspection of Corporate Records.

     (a) A shareholder or shareholders holding at least five percent in the aggregate of the outstanding voting shares of the corporation or who hold at least one percent of such voting shares and have filed a Schedule 14B with the United States Securities and Exchange Commission relating to the election of directors of the corporation shall have an absolute right to do either or both of the following:

          (i) Inspect and copy the record of shareholders' names and addresses and shareholdings during usual business hours upon five business days' prior written demand upon the corporation; or

          (ii) Obtain from the transfer agent, if any, for the corporation, upon five business days' prior written demand and upon the tender of its usual charges for such a list (the amount of which charges shall be stated to the shareholder by the transfer agent upon request), a list of the shareholders' names and addresses who are entitled to vote for the election of directors and their shareholdings, as of the most recent record date for which it has been compiled or as of a date specified by the shareholder subsequent to the date of demand.

     (b) The record of shareholders shall also be open to inspection and copying by any shareholder or holder of a voting trust certificate at any time during usual business hours upon written demand on the corporation, for a purpose reasonably related to such holder's interest as a shareholder or holder of a voting trust certificate.

     (c) The accounting books and records and minutes of proceedings of the shareholders and the Board and committees of the Board shall be open to inspection upon written demand on the corporation of any shareholder or holder of a voting trust certificate at any reasonable time during usual business hours, for a purpose reasonably related to such holder's interests as a shareholder or as a holder of such voting trust certificate.

     (d) Any such inspection and copying under this Article may be made in person or by agent or attorney.

Section 2. Inspection of Bylaws.

     The corporation shall keep in its principle office the original or a copy of these Bylaws as amended to date, which shall be open to inspection by shareholders at all reasonable times during office hours.

<page 20>
                                                   ARTICLE V




Section 3. Contracts and Other Instruments, Loans, Notes and Deposits of
           Funds.

     The Chairman of the Board, the President, or a Vice President, either alone or with the Secretary or an Assistant Secretary, or the Secretary alone, shall execute in the name of the corporation such written instruments as may be authorized by the Board and, without special direction of the Board, such instruments as transactions of the ordinary business of the corporation may require and, such officers without the special direction of the Board may authenticate, attest or countersign any such instruments when deemed appropriate. The Board may authorize any person, persons, entity, entities, attorney, attorneys, attorney-in-fact, attorneys-in-fact, agent or agents, to enter into any contract or execute and deliver any instrument in the name of and on behalf of the corporation, and such authority may be general or confined to specific instances.

     No loans shall be contracted on behalf of the corporation and no evidences of such indebtedness shall be issued in its name unless authorized by the Board as it may direct. Such authority may be general or confined to specific instances.

     All checks, drafts, or other similar orders for the payment of money, notes, or other such evidences of indebtedness issued in the name of the corporation shall be signed by such officer or officers, agent or agents of the corporation and in such manner as the Board or chief executive officer may direct.

     Unless authorized by the Board or these Bylaws, no officer, agent, employee or any other person or persons shall have any power or authority to bind the corporation by any contract or engagement or to pledge its credit or to render it liable for any purpose or amount.

     All funds of the corporation not otherwise employed shall be deposited from time to time to the credit of the corporation in such banks, trust companies, or other depositories as the Board may direct.

Section 4. Certificates of Stock.

     Every holder of shares of the corporation shall be entitled to have a certificate signed in the name of the corporation by the Chairman of the Board, the President, or a Vice President and by the Treasurer or an Assistant Treasurer or the Secretary or an Assistant Secretary, certifying the number of shares and the class or series of shares owned by the shareholder. Any or all of the signatures on the certificate may be facsimile. In case any officer, transfer agent or registrar who has signed or whose facsimile signature has been placed

<page 21>
ARTICLE V




upon a certificate shall have ceased to be such officer, transfer agent or registrar before such certificate is issued, it may be issued by the corporation with the same effect as if such person were an officer, transfer agent or registrar at the date of issue.

     Certificates for shares may be used prior to full payment under such restrictions and for such purposes as the Board may provide; provided, however, that on any certificate issued to represent any partly paid shares, the total amount of the consideration to be paid therefor and the amount paid thereon shall be stated.

     Except as provided in this Section, no new certificate for shares shall be issued in lieu of an old one unless the latter is surrendered and canceled at the same time. The Board may, however, if any certificate for shares is alleged to have been lost, stolen or destroyed, authorize the issuance of a new certificate in lieu thereof, and the corporation may require that the corporation be given a bond or other adequate security sufficient to indemnify it against any claim that may be made against it (including expense or liability) on account of the alleged loss, theft or destruction of such certificate or the issuance of such new certificate.

Section 5. Transfer Agent, Transfer Clerk and Registrar.

     The Board may, from time to time, appoint transfer agents, transfer clerks, and stock registrars to transfer and register the certificates of the capital stock of the corporation, and may provide that no certificate of capital stock shall be valid without the signature of the stock transfer agent or transfer clerk, and stock registrar.

Section 6. Representation of Shares of Other Corporations.

     The chief executive officer or any other officer or officers authorized by the Board or the chief executive officer are each authorized to vote, represent and exercise on behalf of the corporation all rights incident to any and all shares of any other corporation or corporations standing in the name of the corporation. The authority herein granted may be exercised either by any such officer in person or by any other person authorized so to do by proxy or power of attorney duly executed by said officer.

Section 7. Stock Purchase Plans.

     The corporation may adopt and carry out a stock purchase plan or agreement or stock option plan or agreement providing for the issue and sale for

<page 22>
                                                  ARTICLE VI




such consideration as may be fixed of its unissued shares, or of issued shares acquired, to one or more of the employees or directors of the corporation or of a subsidiary or to a trustee on their behalf and for the payment for such shares in installments or at one time, and may provide for such shares in installments or at one time, and may provide for aiding any such persons in paying for such shares by compensation for services rendered, promissory notes or otherwise.

     Any such stock purchase plan or agreement or stock option plan or agreement may include, among other features, the fixing of eligibility for participation therein, the class and price of shares to be issued or sold under the plan or agreement, the number of shares which may be subscribed for, the method of payment therefor, the reservation of title until full payment therefor, the effect of the termination of employment and option or obligation on the part of the corporation to repurchase the shares upon termination of employment, restrictions upon transfer of the shares, the time limits of and termination of the plan, and any other matters, not in violation of applicable law, as may be included in the plan as approved or authorized by the Board or any committee of the Board.

Section 8. Fiscal Year and Subdivisions.

     The calendar year shall be the corporate fiscal year of the corporation. For the purpose of paying dividends, for making reports and for the convenient transaction of the business of the corporation, the Board may divide the fiscal year into appropriate subdivisions.

Section 9. Construction and Definitions.

     Unless the context otherwise requires, the general provisions, rules of construction and definitions contained in the General Provisions of the California Corporations Code and in the California General Corporation Law shall govern the construction of these Bylaws.


                ARTICLE VI -- INDEMNIFICATION

Section 1. Indemnification of Directors and Officers.

     Each person who was or is a party or is threatened to be made a party to or is involved in any threatened, pending or completed action, suit or proceeding, formal or informal, whether brought in the name of the corporation or otherwise and whether of a civil, criminal, administrative or investigative nature (hereinafter a "proceeding"), by reason of the fact that he or she, or a person of whom he or she is the legal representative, is or was a director or officer of the corporation or is or was serving at the request of the corporation as a director, officer,

<page 23>
ARTICLE VI




employee or agent of another corporation or of a partnership, joint venture, trust or other enterprise, including service with respect to employee benefit plans, whether the basis of such proceeding is an alleged action or inaction in an official capacity or in any other capacity while serving as a director or officer, shall, subject to the terms of any agreement between the corporation and such person, be indemnified and held harmless by the corporation to the fullest extent permissible under California law and the corporation's Articles of Incorporation, against all costs, charges, expenses, liabilities and losses (including attorneys' fees, judgments, fines, ERISA excise taxes or penalties and amounts paid or to be paid in settlement) reasonably incurred or suffered by such person in connection therewith, and such indemnification shall continue as to a person who has ceased to be a director or officer and shall inure to the benefit of his or her heirs, executors and administrators; provided, however, that (A) the corporation shall indemnify any such person seeking indemnification in connection with a proceeding (or part thereof) initiated by such person only if such proceeding (or part thereof) was authorized by the Board of the corporation; (B) the corporation shall indemnify any such person seeking indemnification in connection with a proceeding (or part thereof) other than a proceeding by or in the name of the corporation to procure a judgment in its favor only if any settlement of such a proceeding is approved in writing by the corporation; (C) that no such person shall be indemnified (i) except to the extent that the aggregate of losses to be indemnified exceeds the amount of such losses for which the director or officer is paid pursuant to any directors' and officers' liability insurance policy maintained by the corporation; (ii) on account of any suit in which judgment is rendered against such person for an accounting of profits made from the purchase or sale by such person of securities of the corporation pursuant to the provisions of Section 16(b) of the Securities Exchange Act of 1934 and amendments thereto or similar provisions of any federal, state or local statutory law; (iii) if a court of competent jurisdiction finally determines that any indemnification hereunder is unlawful; and (iv) as to circumstances in which indemnity is expressly prohibited by Section 317 of the General Corporation Law of California (the "Law"); and (D) that no such person shall be indemnified with regard to any action brought by or in the right of the corporation for breach of duty to the corporation and its shareholders (a) for acts or omissions involving intentional misconduct or knowing and culpable violation of law; (b) for acts or omissions that the director or officer believes to be contrary to the best interests of the corporation or its shareholders or that involve the absence of good faith on the part of the director or officer; (c) for any transaction from which the director or officer derived an improper personal benefit; (d) for acts or omissions that show a reckless disregard for the director's or officer's duty to the corporation or its shareholders in circumstances in which the director or officer was aware, or should have been aware, in the ordinary course of performing his or her duties, of a risk of serious injury to the corporation or its shareholders; (e) for acts or omissions that constitute an unexcused pattern of

<page 24>
                                                  ARTICLE VI




inattention that amounts to an abdication of the director's or officer's duties to the corporation or its shareholders; and (f) for costs, charges, expenses, liabilities and losses arising under Section 310 or 316 of the Law. The right to indemnification conferred in this Article shall include the right to be paid by the corporation expenses incurred in defending any proceeding in advance of its final disposition; provided, however, that if the Law permits the payment of such expenses incurred by a director or officer in his or her capacity as a director or officer (and not in any other capacity in which service was or is rendered by such person while a director or officer, including, without limitation, service to an employee benefit plan) in advance of the final disposition of a proceeding, such advances shall be made only upon delivery to the corporation of an undertaking, by or on behalf of such director or officer, to repay all amounts to the corporation if it shall be ultimately determined that such person is not entitled to be indemnified.

Section 2. Indemnification of Employees and Agents.

     A person who was or is a party or is threatened to be made a party to or is involved in any proceeding by reason of the fact that he or she is or was an employee or agent of the corporation or is or was serving at the request of the corporation as an employee or agent of another enterprise, including service with respect to employee benefit plans, whether the basis of such action is an alleged action or inaction in an official capacity or in any other capacity while serving as an employee or agent, may, subject to the terms of any agreement between the corporation and such person, be indemnified and held harmless by the corporation to the fullest extent permitted by California law and the corporation's Articles of Incorporation, against all costs, charges, expenses, liabilities and losses, (including attorneys' fees, judgments, fines, ERISA excise taxes or penalties and amounts paid or to be paid in settlement) reasonably incurred or suffered by such person in connection therewith.

Section 3. Right of Directors and Officers to Bring Suit.

     If a claim under Section 1 of this Article is not paid in full by the corporation within 30 days after a written claim has been received by the corporation, the claimant may at any time thereafter bring suit against the corporation to recover the unpaid amount of the claim and, if successful in whole or in part, the claimant shall also be entitled to be paid the expense of prosecuting such claim. Neither the failure of the corporation (including its Board, independent legal counsel, or its shareholders) to have made a determination prior to the commencement of such action that indemnification of the claimant is permissible in the circumstances because he or she has met the applicable standard of conduct, if any, nor an actual determination by the corporation (including its Board, independent legal counsel, or its shareholders) that the claimant has not met the applicable standard of conduct, shall be a

<page 25>
ARTICLE VI




defense to the action or create a presumption for the purpose of an action that the claimant has not met the applicable standard of conduct.

Section 4. Successful Defense.

     Notwithstanding any other provision of this Article, to the extent that a director or officer has been successful on the merits or otherwise (including the dismissal of an action without prejudice or the settlement of a proceeding or action without admission of liability) in defense of any proceeding referred to in Section 1 or in defense of any claim, issue or matter therein, he or she shall be indemnified against expenses (including attorneys' fees) actually and reasonably incurred in connection therewith.

Section 5. Non-Exclusivity of Rights.

     The right to indemnification provided by this Article shall not be exclusive of any other right which any person may have or hereafter acquire under any statute, bylaw, agreement, vote of shareholders or disinterested directors or otherwise.

Section 6. Insurance.

     The corporation may maintain insurance, at its expense, to protect itself and any director, officer, employee or agent of the corporation or another corporation, partnership, joint venture, trust or other enterprise against any expense, liability or loss, whether or not the corporation would have the power to indemnify such person against such expense, liability or loss under the Law.

Section 7. Expenses as a Witness.

     To the extent that any director, officer, employee or agent of the corporation is by reason of such position, or a position with another entity at the request of the corporation, a witness in any action, suit or proceeding, he or she shall be indemnified against all costs and expenses actually and reasonably incurred by him or her on his or her behalf in connection therewith.

<page 26>
                                                 ARTICLE VII




Section 8. Indemnity Agreements.

     The corporation may enter into agreements with any director, officer, employee or agent of the corporation providing for indemnification to the fullest extent permissible under the Law and the corporation's Articles of Incorporation.

Section 9. Separability.

     Each and every paragraph, sentence, term and provision of this
Article is separate and distinct so that if any paragraph, sentence, term or provision hereof shall be held to be invalid or unenforceable for any reason, such invalidity or unenforceability shall not affect the validity or enforceability of any other paragraph, sentence, term or provision hereof. To the extent required, any paragraph, sentence, term or provision of this Article may be modified by a court of competent jurisdiction to preserve its validity and to provide the claimant with, subject to the limitations set forth in this Article and any agreement between the corporation and claimant, the broadest possible indemnification permitted under applicable law.

Section 10. Effect of Repeal or Modification.

     Any repeal or modification of this Article shall not adversely affect any right of indemnification of a director or officer existing at the time of such repeal or modification with respect to any action or omission occurring prior to such repeal or modification.


             ARTICLE VII -- EMERGENCY PROVISIONS

Section 1. General.

     The provisions of this Article shall be operative only during a national emergency declared by the President of the United States or the person performing the President's functions, or in the event of a nuclear, atomic or other attack on the United States or a disaster making it impossible or impracticable for the corporation to conduct its business without recourse to the provisions of this Article. Said provisions in such event shall override all other Bylaws of the corporation in conflict with any provisions of this Article, and shall remain operative so long as it remains impossible or impracticable to continue the business of the corporation otherwise, but thereafter shall be inoperative; provided that all actions taken in good faith pursuant to such provisions shall thereafter remain in full force and effect unless and until revoked by action taken pursuant to the provisions of the Bylaws other than those contained in this Article.

<page 27>
ARTICLE VII




Section 2. Unavailable Directors.

     All directors of the corporation who are not available to perform their duties as directors by reason of physical or mental incapacity or for any other reason or who are unwilling to perform their duties or whose whereabouts are unknown shall automatically cease to be directors, with like effect as if such persons had resigned as directors, so long as such unavailability continues.

Section 3. Authorized Number of Directors.

     The authorized number of directors shall be the number of directors remaining after eliminating those who have ceased to be directors pursuant to Section 2, or the minimum number required by law, whichever number is greater.

Section 4. Quorum.

     The number of directors necessary to constitute a quorum shall be one-third of the authorized number of directors as specified in the foregoing Section, or such other minimum number as, pursuant to the law or lawful decree then in force, it is possible for the Bylaws of a corporation to specify.

Section 5. Creation of Emergency Committee.

     In the event the number of directors remaining after eliminating those who have ceased to be directors pursuant to Section 2 is less than the minimum number of authorized directors required by law, then until the appointment of additional directors to make up such required minimum, all the powers and authorities which the Board could by law delegate, including all powers and authorities which the Board could delegate to a committee, shall be automatically vested in an emergency committee, and the emergency committee shall thereafter manage the affairs of the corporation pursuant to such powers and authorities and shall have all other powers and authorities as may by law or lawful decree be conferred on any person or body of persons during a period of emergency.

Section 6. Constitution of Emergency Committee.

     The emergency committee shall consist of all the directors remaining after eliminating those who have ceased to be directors pursuant to
Section 2, provided that such remaining directors are not less than three in number. In the event such remaining directors are less than three in number the emergency committee shall consist of three persons, who shall be the remaining director or

<page 28>
                                                 ARTICLE VII




directors and either one or two officers or employees of the corporation, as the remaining director or directors may in writing designate. If there is no remaining director, the emergency committee shall consist of the three most senior officers of the corporation who are available to serve, and if and to the extent that officers are not available, the most senior employees of the corporation. Seniority shall be determined in accordance with any designation of seniority in the minutes of the proceedings of the Board, and in the absence of such designation, shall be determined by rate of remuneration. In the event that there are no remaining directors and no officers or employees of the corporation available, the emergency committee shall consist of three persons designated in writing by the shareholder owning the largest number of shares of record as of the date of the last record date.

Section 7. Powers of Emergency Committee.

     The emergency committee, once appointed, shall govern its own procedures and shall have power to increase the number of members thereof beyond the original number, and in the event of a vacancy or vacancies therein, arising at any time, the remaining member or members of the emergency committee shall have the power to fill such vacancy or vacancies. In the event at any time after its appointment all members of the emergency committee shall die or resign or become unavailable to act for any reason whatsoever, a new emergency committee shall be appointed in accordance with the foregoing provisions of this Article.

Section 8. Directors Becoming Available.

     Any person who has ceased to be a director pursuant to the provisions of Section 2 and who thereafter becomes available to serve as a director shall automatically become a member of the emergency committee.

Section 9. Election of Board of Directors.

     The emergency committee shall, as soon after its appointment as is practicable, take all requisite action to secure the election of a board of directors, and upon such election all the powers and authorities of the emergency committee shall cease.

Section 10. Termination of Emergency Committee.

     In the event, after the appointment of an emergency committee, a sufficient number of persons who ceased to be directors pursuant to
Section 2 become available to serve as directors, so that if they had not ceased to be directors as aforesaid, there would be enough directors to constitute the

<page 29>
ARTICLE VIII




minimum number of directors required by law, then all such persons shall automatically be deemed to be reappointed as directors and the powers and authorities of the emergency committee shall be at an end.


                 ARTICLE VIII -- AMENDMENTS

Section 1. Amendments.

     These Bylaws may be amended or repealed either by approval of the outstanding shares or by the approval of the Board; provided, however, that a Bylaw specifying or changing a fixed number of directors or the maximum or minimum number or changing from a fixed to a variable Board or vice versa may only be adopted by approval of the outstanding shares. The exact number of directors within the maximum and minimum number specified in these Bylaws may be amended by the Board alone.

                                                           EXHIBIT 10.21
                   SOUTHERN CALIFORNIA EDISON COMPANY

               1994 EXECUTIVE INCENTIVE COMPENSATION PLAN

                      As Adopted December 17, 1993


     WHEREAS, it has been determined that it is in the best interest of the Southern California Edison Company to offer and maintain competitive executive compensation programs designed to attract and retain qualified executives; and

     WHEREAS, it has been determined that providing financial incentives to executives which reinforce and recognize Company, organizational and individual performance and accomplishments will enhance the financial and operational performance of the Company; and

     WHEREAS, it has been determined that an incentive compensation program would encourage the attainment of short-term corporate goals and objectives;

     NOW, THEREFORE, the Southern California Edison Company 1994 Executive Incentive Compensation Plan has been established by the Compensation Committee of the Board of Directors effective January 1, 1994 and made available to eligible executives of the Company subject to the following terms and conditions:



     1. Definitions. When capitalized herein, the following terms are defined as indicated:

     "Base Salary" is defined to be the annual salary for the Participant as of January 1st of the Performance Period, as fixed by the Board of Directors or by the executive officers of the Company.

     "Board" shall mean the Board of Directors of the Company.

     "Chairman" shall refer to the Chairman of the Board and Chief Executive Officer of the Company.

     "Code" shall refer to the Internal Revenue Code of 1986, as amended.

     "Company" shall mean the Southern California Edison Company.

     "Committee" shall mean the Compensation Committee of the Board.

     "Participant" shall include the Chairman of the Board and Chief Executive Officer, President, Executive Vice Presidents, Senior Vice Presidents, Corporate Vice Presidents, Corporate Secretary, appointed Division and Regional Vice Presidents, and managers who are in Salary Grades 13 and 14, and whose participation in this Plan has been approved by the Chairman.

     "Plan" is defined to be the Southern California Edison Company 1994 Executive Incentive Compensation Plan.


     2. Eligibility. To be eligible for the full amount of any incentive award, an individual must have been a participant for the entire calendar year. Pro-rata awards may be distributed to participants who are discharged for reasons other than incompetence, misconduct or fraud, or who resigned, retired or became disabled during the calendar year, or who were participants for less than the full year. A pro-rata award may be made to a participant's designated beneficiary in the event of death of a participant during a calendar year prior to an award being made.

     3. Company Performance Goals. The Chairman will furnish recommended Company achievement areas to the Committee, out of which the Committee will, in consultation with the Chairman, select those areas of achievement upon which they wish the Company to focus particular attention and identify performance goals for the year.

     The performance goals must represent relatively optimistic, but reasonably attainable goals the accomplishment of which will contribute significantly to the attainment of Company objectives.

     4. Individual Incentive Award Levels. Company, organizational and individual performance relative to the pre-established goals will determine the award a Participant can receive.

     Although most performance goals will be stated in terms of results to be achieved during the calendar year, it is important that long-range goals and objectives be included. These long-range goals and objectives will have payoffs later than the year in question, but short-term sub-goals may be established for the calendar year.

     If the Committee determines Company performance goals have been met, Participants will be eligible for individual incentive awards not to exceed the following maximum award percentages:

     65% of year-end base salary for the Chairman;

     60% of year-end base salary for the President;

     55% of year-end base salary for each Executive Vice President;

     45% of year-end base salary for each Senior Vice President;

     40% of year-end base salary for each Corporate Vice President and the Corporate Secretary;

     35% of year-end base salary for each appointed Division and Regional Vice President; and

     25% of year-end base salary for each manager who is in Salary Grade
     13 or 14.

     Each award shall be approved by the Committee and reported to the Board. Incentive awards will be determined by evaluation of budget control, organizational and management effectiveness, productivity, ingenuity and dedication to work as outlined in each organization's Executive Plan and Budget.

     5. Approval and Payment of Individual Awards. During the first quarter of the year following the completion of the calendar year, the Chairman will assess the degree to which executive plans and budgets have been achieved and will develop suggested incentive awards for eligible Participants other than the Chairman. The Committee will receive a report by the Chairman as to overall Company performance, will deliberate on the Chairman's recommendations, will develop an incentive award for the Chairman, and make its determination as to the approval of the recommended awards. The Committee will then present individual award recommendations to the Board for their review. All decisions of the Committee regarding individual incentive awards shall be final and conclusive.

     Incentive award payments will be made as soon after the review by the Board as practical, and payment will be made in cash, unless any award has been elected to be deferred pursuant to the terms of a deferred compensation plan of the Company. Any payments made shall be subject to any income tax withholding or other deductions as may from time-to-time be required by Federal, State or local law.

     Payments under this Plan will not be considered to be salary or other compensation for the purpose of computing benefits to which the Participant may be entitled under any pension plan, stock bonus plan, including but not limited to the Southern California Edison Company Retirement Plan, Stock Savings Plus Plan, Employee Stock Ownership Plan, or other plan or arrangement of the Company for the benefit of its employees if such plan or arrangement is a plan qualified under Section 401(a) of the Code and is a trust exempt from Federal income tax under
Section 501(a) of the Code.

     Any awards owing to participants under this Plan shall constitute an unsecured general obligation of the Company, and no special fund or trust shall be created, nor shall any notes or securities be issued with respect to any awards.

     6. Plan Modifications and Adjustments. In order to ensure the incentive features of the Plan, avoid distortion in its operation and compensate for or reflect extraordinary changes which may have occurred during the calendar year, the Committee may make adjustments to the Plan's performance goals and percentage allocations before, during or after the end of the calendar year to the extent it determines appropriate in its sole discretion. Adjustments to the Plan shall be conclusive and binding upon all parties concerned. The Plan may be modified or terminated by the Committee at any time.

     7. Plan Administration. This Plan and any awards under it are to be approved by the Committee. The Plan will be administered by the Chairman, or a Vice President if authorized to act on behalf of the Chairman, who shall be authorized to approve ministerial changes or amendments to the Plan, to interpret Plan provisions, and to approve changes as may from time-to-time be required by law or regulation.

     No member of the Committee or the Board shall be liable to any person for any action taken or omitted in connection with the interpretation and administration of the Plan.

     8. Successors and Assigns. This Plan shall be binding upon and inure to the benefit of the heirs, legal representatives, successors and assigns of the Company and Participant. Notwithstanding the foregoing, any right to receive payment hereunder is hereby expressly declared to be personal, nonassignable and nontransferable, except by will, intestacy, or as otherwise required by law, and in the event of any attempted assignment, alienation or transfer of such rights contrary to the provisions hereof, the Company shall have no further liability for payments hereunder.

     9. Beneficiaries. In the event of the death of a Participant during a calendar year prior to the making of any individual incentive award, a pro-rata award may, at the discretion of the Committee, be made. Any such payment will be made to the Participant's most recently designated beneficiary or beneficiaries under the Long-Term Incentive Compensation Plan of the Company. If no such designated beneficiary or beneficiaries survive the Participant, or if a designated beneficiary should die before the award has been paid, any award will be paid in one lump-sum payment to his or her estate as soon as practicable following the Participant's or the designated beneficiary's death.

     10. Capacity. If any person entitled to payments under this Plan is, in the opinion of the Committee or its designee, incapacitated and unable to use such payments in his or her own best interest, the Committee or its designee may direct that payments (or any portion) be made to that person's legal guardian or conservator, or that person's spouse, as an alternative to the payment to the person unable to use the payments. The Committee or its designee shall have no obligation to supervise the use of such payments, and court-appointed guardianship or conservatorship may be required.

     11. No Right of Employment. Nothing contained herein shall be construed as conferring upon the Participant the right to continue in the employ of the Company as an Officer or Manager of the Company or in any other capacity.

     12. Severability and Controlling Law. This Plan shall be governed by the laws of the State of California.

                                             EXHIBIT 10.22
            SOUTHERN CALIFORNIA EDISON COMPANY

     EXECUTIVE DISABILITY AND SURVIVOR BENEFIT PROGRAM


                 Effective January 1, 1994


This Executive Disability and Survivor Benefit Program ("Program") is effective January 1, 1994 and consists of two plans: the "Executive Disability Plan", and the "Survivor Benefit Plan" for key employees of Southern California Edison Company ("Company") and participating affiliate companies The costs of the Program are borne by the Company.

Initial eligibility and continued participation in the Program is subject to the terms and conditions of each plan described in Parts A and B and the administrative provisions common to both plans described in Part C. Eligibility is determined separately under each of the plans.

                          Part A.
                 Executive Disability Plan

1. Eligibility Executives in Salary Grade 13 or above whose participation in the Executive Disability Plan ("EDP") has been approved by the CEO and such other key employees designated by the CEO are eligible for disability benefits under this plan. Deviation from the strict application of these eligibility standards is permitted in the discretion of the CEO.

2. Description of Benefit The disability benefit under the EDP supplements the benefit paid under the Company's Comprehensive Disability Plan ("CDP") in the event less than six calendar months of full-pay sick leave is available under the CDP. EDP benefits are intended to coordinate with eligibility requirements for CDP benefits. EDP benefits will not be payable unless the Participant's disability qualifies as a disability under the terms of the CDP.

3. Form of Payment When full-pay CDP benefits have been exhausted, the EDP will supplement whatever benefit is then payable under the CDP to assure that the Participant will receive six months of full-pay sick leave from the date of disability for any single period of disability as defined by the CDP. Payment will be made on regularly scheduled paydays in the same manner as benefits are paid under the CDP. If six months or more of full-pay sick leave is available for any single period of disability under the CDP, no benefit is payable under this Plan. In the discretion of the CEO, benefits under the EDP for any single disability may be extended to provide a total of up to one year of full-pay sick leave.


                          Part B
                   Survivor Benefit Plan

1. Eligibility Executives in Salary Grade 13 or above and whose participation in the Survivor Benefit Plan ("SBP") has been approved by the CEO, and such other key employees designated by the CEO are eligible for disability benefits under this plan.

2. Description of Benefit The SBP benefit is a death benefit payable to the Participant's designated beneficiary upon the death of the Participant prior to his/her retirement or other termination of employment. The benefit is based on a percentage of the Participant's Final Total Compensation which is determined by the Company as described in Section 5.

3. Form of Payment The normal form of the benefit is a monthly payment, which is payable for 120 months following the Participant's death. Alternate forms of payment may be elected by the beneficiary. Except for lump sums, benefit payments will be made in equal monthly installments commencing with the first day of the month following the month of death, or as soon thereafter as practicable.

As an alternative to the normal form of benefit payment, the Participant's surviving spouse or other designated beneficiary may elect to have actuarially equivalent benefit payments made (i) over a five-year period, or (ii) as a single lump sum payable as soon after the Participant's death as practicable.

4. Beneficiary If the Participant is married at the time of death, the Participant's surviving spouse will receive the benefit payments under the SBP unless the surviving spouse has previously consented to a different beneficiary designation by written signature on the beneficiary designation form. If no designated beneficiary survives the Participant, the value of any benefits will be paid in a single lump sum to the estate of the Participant. If a person receiving SBP benefit payments dies without designating a beneficiary, the value of any remaining benefits will be paid in a single lump sum to the estate of the person to whom benefit payments had last been made.

5. Computation of Benefit The annual SBP benefit is determined by multiplying the Participant's final annual base salary and Executive Incentive Compensation Award ("EICA") component by the SBP benefit factor. The EICA component is derived from the average EICA received by the Participant, as a percentage of salary, in the three highest years out of the last five years (except for periods of less than three years, in which case the highest percentage award received will be used). The Participant's final annual base salary is multiplied by the average EICA percentage to determine the EICA component. The sum of the Participant's EICA component and final annual base salary, rounded to the next highest thousand dollars, is the Participant's "Final Total Compensation" for purposes of calculating the SBP benefit.

After taxes are paid, the SBP benefit is intended to approximate the value of a death benefit equal to two times the Participant's Final Total Compensation. In determining the portion of Final Total Compensation to be paid to achieve the desired approximation, the Company calculates an SBP benefit factor assuming a nominal interest rate and the maximum marginal federal income tax rate. The SPB benefit factor may be increased or decreased at the sole discretion of the Company due to changes in the interest rate assumption or in the tax rate assumption. However, any such changes in the SBP benefit factor will be made by the Company so that the benefit payable will maintain the above-described approximation of value.

In the event either of the alternative forms of payment are chosen, the total benefit payable will be adjusted to a dollar amount equivalent to the normal form of payment, which recognizes the shorter payment period so elected, using the interest and tax rate assumptions in effect at the time of the Participant's death.


                                  Part C.
                              Administration

1. Administrator The Program is administered under direction of the Compensation Committee of the Board of Directors ("Committee") by the Vice President of Human Resources, or such other individuals as may be authorized by him/her to perform such duties. Such administration will include the power to interpret the Program, and make such equitable adjustments as may be necessary to effectuate the purposes thereof.

2. No Right of Employment The payments to be made by the Company pursuant hereto require the Participant to devote substantially all of his or her time, skill, diligence and attention to the business of the Company as long as the Participant remains in the active employ of the Company, and not to actively engage, either directly or indirectly, in any business or other activity adverse to the best interests of the business of the Company.

In the event that the employment of the Participant by the Company is terminated for any reason other than death or disability, any benefits under this Program will terminate, and the Company will have no further obligation under the Program. Nothing contained herein will be construed to be a contract of employment for any term of years, nor to confer upon the Participant the right to continue in the employ of the Company as a Management employee or in any other capacity. This Program relates exclusively to executive disability and survivor benefits and is not intended to be an employment contract.

3. Benefits are Unfunded and Unsecured All payments hereunder will be paid in cash from the general funds of the Company, and no special or separate fund will be established and no other segregation of assets will be made to assure the payment of any benefits hereunder. Nothing contained in this Program, and no action taken pursuant to any of its provisions, will create or be construed to create a trust of any kind, or a fiduciary relationship, between the Company and the Participant, a designated beneficiary, or any other beneficiaries of the Participant, or any other person. Payments to the Participant or the Participant's survivor or other designated beneficiary(ies) or any other beneficiary hereunder will be made from assets which will continue, for all purposes, to be a part of the general assets of the Company, and no person will have by virtue of the provisions of this Program, any interest in such assets. To the extent that any person acquires a right to receive payments from the Company under the provisions hereof, such right will be no greater than the right of any unsecured general creditor of the Company.

In the event that, in its discretion, the Company purchases an insurance policy or policies insuring the life of the Participant to allow the Company to recover, in whole, or in part, the cost of providing the benefits hereunder, neither the Participant, the survivor or other designated beneficiary(ies), nor any other beneficiary will have any rights whatsoever therein; the Company will be the sole owner and beneficiary thereof and will possess and may exercise all incidents of ownership therein.

4. Successors and Assigns Benefits under this Program will be binding upon and inure to the benefit of the heirs, legal representatives, successors and assigns of the parties. Notwithstanding the foregoing, the right to receive payment hereunder is hereby expressly declared to be personal, nonassignable and nontransferable, except by will, intestacy, or as otherwise required by law, and in the event of any attempted assignment, alienation or transfer of such rights contrary to the provisions hereof, the Company will have no further liability for payments hereunder.

5. Benefit Determination Subject to Section 6 of Part C, the Company will make all determinations as to rights to benefits under this Program. Any decision by the Company denying a claim by the employee or his or her beneficiary for benefits under this Program will be stated in writing and delivered or mailed to the employee or such beneficiary hereof. Such notice will set forth the specific reasons for the denial, written in a manner that may be understood without legal or actuarial counsel. In addition, the Company will afford a reasonable opportunity to the Participant or such beneficiary for a full and fair review of the decision denying such claim.

6. Amendment and Termination The Committee will have the power to prospectively modify or terminate this Program, provided that any such modification or termination does not result in the elimination of any benefits then payable to the Participant or beneficiary under this Program.

No member of the Committee, nor its designee, will be liable to any person for any action taken or omitted in connection with the interpretation and administration of this Program.

In the event of an amendment or termination of any Part of this Program, the benefits payable on account of disability or death of the Participant will not be impaired, and the benefits of other participants will not be less than the benefits to which such Participant would have been entitled immediately prior to such amendment or termination of any Part (or Parts) of the Program.

Because it is agreed that time will be of the essence in determining whether any payments are due to Participant or his or her beneficiary under this Program, a Participant or beneficiary may, if he or she desires, submit any claim for payment under this Program to arbitration. This right to select arbitration will be solely that of the Participant or beneficiary and the Participant or beneficiary may decide whether or not to arbitrate in his or her discretion. The "right to select arbitration" is not mandatory on the Participant or beneficiary, and the Participant or beneficiary may choose in lieu thereof to bring an action in an appropriate civil court. Once an arbitration is commenced, however, it may not be discontinued without the mutual consent of both parties to the arbitration. During the lifetime of the Participant only he or she can use the arbitration procedure set forth in this section.

Any claim for arbitration may be submitted as follows: if Participant or beneficiary has submitted a request to be paid under this Program and the claim is finally denied by the Company in whole or in part, such claim may be filed in writing with an arbitrator of Participant's or beneficiary's choice who is selected by the method described in the next three sentences. The first step of the selection will consist of the Participant or beneficiary submitting a list of five potential arbitrators to the Company. Each of the five arbitrators must be either (1) a member of the National Academy of Arbitrators located in the State of California or (2) a retired California Superior Court or Appellate Court judge. Within one week after receipt of the list, the Company will select one of the five arbitrators as the arbitrator for the dispute in question. If the Company fails to select an arbitrator within one week after receipt of the list, the Participant or beneficiary will then designate one of the five arbitrators for the dispute in question.

The arbitration hearing will be held within seven days (or as soon thereafter as possible) after the picking of the arbitrator. No continuance of said hearing will be allowed without the mutual consent of Participant or beneficiary and the Company. Absence from or nonparticipation at the hearing by either party will not prevent the issuance of an award. Hearing procedures which will expedite the hearing may be ordered at the arbitrator's discretion, and the arbitrator may close the hearing in his or her sole discretion when he or she decides he or she has heard sufficient evidence to satisfy issuance of an award.

The arbitrator's award will be rendered as expeditiously as possible and in no event later than one week after the close of the hearing.

In the event the arbitrator finds that the Company has breached this Program, he or she will order the Company to pay to Participant or beneficiary within two business days after the decision is rendered the amount then due the Participant or beneficiary, plus, notwithstanding anything to the contrary in this Program, an additional amount equal to 20% of the amount actually in dispute. This additional amount will constitute an additional benefit under this Program. The award of the arbitrator will be final and binding upon the parties.

The award may be enforced in any appropriate court as soon as possible after its rendition. The Company will be considered the prevailing party in a dispute if the arbitrator determines (1) that the Company has not breached this Program and (2) the claim by Participant or his or her beneficiary was not made in good faith. Otherwise, the Participant or his or her beneficiary will be considered the prevailing party. In the event that the Company is the prevailing party, the fee of the arbitrator and all necessary expenses of the hearing (excluding any attorneys' fees incurred by the Company) including stenographic reporter, if employed, will be paid by the losing party. In the event that the Participant or his or her beneficiary is the prevailing party, the fee of the arbitrator and all necessary expenses of the hearing (including all attorneys' fees incurred by Participant or his or her beneficiary in pursuing his or her claim), including the fees of a stenographic reporter if employed, will be paid by the Company.

7. Capacity If any person entitled to payments under this Program is, in the opinion of the Committee or its designee, incapacitated and unable to use such payments in his or her own best interest, the Committee or its designee may direct that payments (or any portion thereof) be made to that person's legal guardian or conservator, or that person's spouse, as an alternative to payment to the person unable to use the payments. The Committee or its designee will have no obligation to supervise the use of such payments, and court-appointed guardianship or conservatorship may be required.

8. Hardship Upon written application made to the Committee or to its designee, Participant or his or her designated beneficiary or beneficiaries may request payment in some form other than the method of payment originally elected. Such request must establish to the Committee's satisfaction that special circumstances, such as financial hardship, exist which require such a variation in payment. The Committee, or its designee, will exercise sole discretion in allowing or refusing such requests, and the decision of the Committee or its designee on such requests will be final.

9. Taxes Any amounts paid under the Program will be subject to any income or other tax withholding and any other deductions that may be required under federal, state, or local law.

10. Severability and Controlling Law If any of the provisions of the Program are held to be invalid, or to violate any law, the remainder of the Program will not be affected thereby and will remain in full force and effect. The Program shall be governed by the laws of the State of California.

                      SOUTHERN CALIFORNIA EDISON COMPANY


                                Georgia R. Nelson
                      ---------------------------------------
                        Georgia R. Nelson, Vice President

                                                           EXHIBIT 10.31

                             August 17, 1993



Mr. Edward R. Muller
502 20th Street
Santa Monica, California 90402

     Re: Mission Energy Company

Dear Ed:

     This will confirm our understandings regarding your new positions at Mission Energy.

     1. As of August 23, 1993, you will become President and CEO of Mission Energy, a Director of Mission Energy and a Director of the Mission Group. The duration of your tenure in these positions is dependent on the will of the respective Board of Directors and shareholders.

     2. You have advised us that, effective as of August 23, you will have terminated all employment agreements that you have had with Whittaker and BioWhittaker and that you will then be free to begin work on a full-time basis with Mission Energy, without any on-going commitments to Whittaker or BioWhittaker. As you know, I have discussed with Joe Alibrandi your contemplated new positions with us. I was pleased to hear his high praise of you and his support for your taking the positions at Mission.

     3. During 1993, your base salary from Mission Energy will be at a rate of $25,000 per month (an annual rate of $300,000). At the end of 1993, Mission will pay you a bonus of $125,000. This bonus will be payable at the same time as the year-end bonuses to other Mission executives.

     4. As of August 23, 1993, you will be awarded non-qualified options on 20,000 shares of SCEcorp stock pursuant to SCEcorp's Long Term Incentive Compensation Program (LTICP). At the end of 1993 (at the same time option awards are made to other Mission executives) you will be awarded non-qualified options under the LTICP on an additional 10,000 shares of SCEcorp stock. (These stock quantities have been adjusted to reflect the recent 2:1 stock split of SCEcorp's common stock.)

     5. Your base compensation for 1994 will be at the rate of $25,000 per month. For 1994, you will be eligible for a short-term performance bonus that would, if you have exceptional performance in 1994, have a maximum potential value equivalent to your annual base salary (i.e. $300,000). The amount of this bonus would be determined by the Mission Board.

     6. The Mission Board has agreed to work with you in good faith to develop a mutually-acceptable "1:1:2" compensation package for 1994 that would (in addition to your $300,000 base salary and your eligibility for a maximum potential short-term performance bonus of $300,000, as described above) provide for your participation in a long-term incentive program that, in substantial part, would be related to Mission Energy's long-term performance. If Mission Energy has exceptional performance (over the designated measurement period), this program would have the potential to provide (over time) a maximum annualized value of approximately two times your 1994 base salary. We contemplate that this 1994 long-term incentive program for you (with mutually-acceptable terms and definitions) would be developed in conjunction with a new, overall plan for other key executives

Mr. Edward R. Muller
Page 2
August 17, 1993


at Mission Energy and that you would play an integral part in the development of this program. Our target date for implementation of this new compensation program at Mission Energy is January 1, 1994. During 1994, you would be eligible for grants of options or other awards under the SCEcorp LTICP; but your awards, if any, under this Plan would be dependent on determinations by the Board and the ultimate form of the new long-term incentive program described above.

     7. If your employment at Mission Energy is terminated before January 1, 1995, by Mission's Board for any reason other than cause, you would (at the time of such termination) receive a $400,000 lump-sum payment and the stock options that have then been granted to you as described above (in paragraph 4) would be considered fully exercisable in accordance with the SCEcorp LTICP. For purpose of this paragraph 7, a termination for any of the reasons described on the attachment to this letter shall be considered a termination "for cause".

     8. In recognition of your family's need to retain your residence in Santa Monica and the importance to us of maximizing the productivity of your work day, we have agreed that, through December 31, 1994, we will provide you with a car and driver to assist in your commuting and other business transportation needs. This driver may be a permanently or temporarily assigned individual. We contemplate that, on at least several days each week, you would be driven to our Rosemead Office and we would then arrange transportation to and from Mission's Office in Invine. This would provide you an opportunity to meet with me and other SCEcorp officers. I believe this will further improve the communications among the SCEcorp group.

     9. You would be eligible to participate in the regular and executive benefit programs available to other Mission Energy executives, in accordance with the terms of the various Plans.

     10. All payments, awards and benefits paid to you would be subject to appropriate tax withholdings as required by applicable rules.

     I am looking forward to the opportunity to work with you. I view this as a great opportunity for us to enhance the future of Mission Energy and SCEcorp.

Sincerely,


John E. Bryson
John E. Bryson


ACKNOWLEDGED AND CONFIRMED


By:  Edward R. Muller
   -----------------------
     Edward R. Muller


Dated:    8/18/93
      --------------------

                                                                 EXHIBIT 11

                                          SCEcorp

             COMPUTATION OF PRIMARY AND FULLY DILUTED EARNINGS PER SHARE
                                        (UNAUDITED)



                                                                    Year Ended December 31,
                                                        ----------------------------------------------
                                                           1994              1993              1992
                                                         --------          --------          --------
                                                           (In thousands, except per-share amounts)

Consolidated net income. . . . . . . . . . . . . . .     $680,687          $639,047          $738,720

Primary and fully diluted weighted average shares(a)      447,799           447,754           445,489
                                                         ========          ========          ========

Primary and fully diluted earnings per share . . . .        $1.52             $1.43             $1.66

____________
(a) Share amounts reflect the two-for-one split of SCEcorp common stock effective June 1, 1993.





                                                                  EXHIBIT 12

SCEcorp
COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES
(Unaudited)

                                                                    Year Ended December 31,
                                              ----------------------------------------------------------
                                                 1990        1991        1992        1993        1994
                                              ----------------------------------------------------------
                                                                      (In thousands)
EARNINGS BEFORE INCOME TAXES
  AND FIXED CHARGES:

Income before interest expense (1)           $1,426,257  $1,326,008  $1,325,569  $1,203,577  $1,282,776
Add:
  Taxes on income (2)                           506,252     435,853     466,006     353,706     444,457
  Rentals (3)                                     8,840       7,539       4,460       3,463       3,512
  Allocable portion of interest
   on long-term contracts for
   the purchase of power (4)                     10,600       1,925       1,908       1,890       1,870
  Spent nuclear fuel interest (7)                 1,994       1,683       1,339         487          68
  Interest on partnership indebtness (5)         47,054      45,996      38,070      41,091      30,591
  Amortization of previously capitalized
   fixed charges                                 35,399      32,845      24,170       6,760       3,414
Total earnings before income taxes            ----------  ----------  ----------  ----------  ----------
  and fixed charges (A)                      $2,036,396  $1,851,849  $1,861,522  $1,610,974  $1,766,688

FIXED CHARGES:
  Interest and amortization                  $  595,771  $  581,165  $  544,593  $  523,808  $  561,265
  Rentals (3)                                     8,840       7,539       4,460       3,463       3,512
  Capitalized interest (6)                       21,069      24,053      35,115      73,808      48,996
  Allocable portion of interest on
   long-term contracts for
   the purchase of power (4)                     10,600       1,925       1,908       1,890       1,870
  Spent nuclear fuel interest (7)                 1,994       1,683       1,339         487          68
  Interest on partnership indebtness (5)         47,054      45,996      38,070      41,091      30,591
  Subsidiary preferred and preference
   stock dividend requirements -
   pre-tax basis                                 72,528      68,435      68,911      63,261      67,480
                                              ----------  ----------  ----------  ----------  ----------
Total fixed charges (B)                      $  757,856  $  730,796  $  694,396  $  707,808  $  713,782

RATIO OF EARNINGS TO
  FIXED CHARGES (A)/(B):                           2.69 *      2.53 *      2.68        2.28        2.48
                                              ==========  ==========  ==========  ==========  ==========

(1)Includes allowance for funds used during construction and accrual of unbilled revenue.
(2)Includes allocation of federal income and state franchise taxes to other income.
(3)Rentals include the interest factor relating to certain significant rentals plus one-third of all remaining annual rentals.
(4)Allocable portion of interest included in annual minimum debt service requirement of supplier.
(5)Includes the allocable portion of interest on project indebtness of fifty-percent partnership investments by other wholly-owned subsidiaries of SCEcorp.
(6)Includes fixed charges associated with the Nuclear Fuel and capitalized interest of fifty-percent owned partnerships.
(7)Represents interest on spent nuclear fuel disposal obligation.

 * Reflects restatement of Mission Group financial statements.

                                                         EXHIBIT 13







                            SCEcorp













                             1994





                        Annual Report

                                                                21
Management's Discussion and Analysis:     SCEcorp and Subsidiaries
Results of Operations

Earnings

SCEcorp's earnings per share were:

Year ended December 31,                     1994        1993       1992
-----------------------                     ----        ----       ----
Southern California Edison Company          $1.34       $1.42      $1.42
Mission companies                             .19         .01        .24
Holding company                              (.01)         --         --
                                            -----       -----      -----
SCEcorp                                     $1.52       $1.43      $1.66
                                            =====       =====      =====

All per-share amounts reflect the June 1, 1993, common stock split.

1994 vs. 1993
SCEcorp's 1994 earnings increased 9 cents per share.

Southern California Edison Company's 1994 earnings decreased 8 cents per share. Special charges in 1994 to recognize employee severance expenses decreased earnings 4 cents per share. The remaining decline reflects a lower authorized return on common equity, partially offset by lower maintenance expenses at the San Onofre Nuclear Generating Station.

The Mission companies' 1994 earnings increased 18 cents per share. Excluding special charges in 1993, earnings were unchanged. The 1993 special charges reflect: 13 cents per share for Mission Energy Company's recognition of the reduced value of investments in five geothermal power plants, termination of its investment in the Carbon II project in Mexico, and additions to reserves for project development and other costs; 3 cents per share for Mission Power Engineering Company, which ceased operations in 1990, to settle all remaining litigation for its Coso geothermal project; and 2 cents per share for Mission Land Company to reflect the reduced value of several real estate projects and joint venture project restructuring costs.

Due to the reduced value of investments in five geothermal projects, Mission Energy decided to forego recording earnings from these projects. This action negatively affected 1994 earnings by 3 cents per share and is expected to affect earnings in 1995 and possibly beyond.

1993 vs. 1992
SCEcorp's 1993 earnings decreased 23 cents per share.

Edison's 1993 earnings were unchanged. Excluding special charges in 1992 to reflect the settlement of litigation with Tucson Electric Power Company, Edison's 1993 earnings decreased 5 cents per share. This decrease was mainly due to a lower authorized return on common equity, partially offset by a decline in interest expense as the result of an aggressive refinancing program.

The Mission companies' 1993 earnings decreased 23 cents per share. Excluding special charges in 1993 and 1992, earnings decreased 8 cents per share. The decrease is primarily due to higher administrative, general, project development and start-up costs at Mission Energy and reduced earnings at Mission Land. The Mission companies' 1992 special charge of 3 cents per share reflects real estate reserves at Mission Land.

Operating Revenue

The changes in electric utility revenue resulted from:

In millions         Year ended December 31,     1994        1993       1992
-----------         -----------------------     ----        ----       ----

Electric utility revenue -
Rate changes                                     $112       $(251)      $170
Sales volume changes                              308        (124)       270
Other                                             (18)         50        (16)
                                                 ----       -----       ----
Total                                            $402       $(325)      $424
                                                 ====       =====       ====

Electric utility revenue increased in 1994 compared to 1993, mostly due to a 3.2% rate increase authorized by the California Public Utilities Commission (CPUC) and a 6% increase in sales volume. Retail sales volume increased primarily from warmer weather in the third quarter of 1994 compared to 1993. Wholesale volume increased, as Edison's energy was priced lower than many other sources in 1994 (see Operating Expenses).
In 1993, electric utility revenue decreased compared to 1992, reflecting a CPUC-authorized rate decrease of 2.9%. Over 97% of electric utility revenue is from retail sales. Retail rates are regulated by the CPUC and wholesale rates are regulated by the Federal Energy Regulatory Commission
(FERC).

Revenue from diversified operations increased 24% in 1994 compared to 1993, mostly due to an $86 million net increase in Mission Energy's electric revenue from its international projects, primarily Loy Yang B, and a $17 million increase in Mission Land's real estate sales revenue as it continues to exit the real estate business. In 1993, revenue from diversified operations increased 69% compared to 1992, mostly due to Mission Energy's electric revenue from its Roosecote (Lakeland) and Loy Yang B Unit 1 projects, and Mission Land's real estate sales revenue. The Roosecote project was acquired at year-end 1992 and Loy Yang B Unit 1 became operational in October 1993, thus there were no comparable revenue or operating expenses for these projects in 1992 or for nine months of 1993 for Loy Yang B Unit 1.

Operating Expenses

Fuel expense increased 7% in 1994. Although the cost per kilowatt-hour of gas decreased primarily due to lower gas prices overall, gas-powered generation increased 21% as the result of an increase in demand for Edison's lower-priced energy. The cost per kilowatt-hour of nuclear fuel decreased while nuclear-powered generation increased 20%, due to a higher than average operating capacity factor at San Onofre Units 2 and 3. In 1993, fuel expense increased minimally, due to a $45 million increase at Mission Energy, partially offset by a $44 million decrease at Edison. Edison's lower expense in 1993 was primarily due to an 11% decrease in power generation, as the result of an increase in required purchases from nonutility generators. Mission Energy's increase was related to its Roosecote and Loy Yang B Unit 1 projects.

                                                                22
Management's Discussion and Analysis:     SCEcorp and Subsidiaries
Results of Operations

Purchased-power expense increased 3% in 1994 and 11% in 1993, primarily due to a greater volume of higher-priced federally required purchases by Edison from nonutility generators. These purchases were made under contracts with CPUC-mandated pricing, which is generally higher than those for other sources. In 1994, Edison paid about $1.5 billion (including energy and capacity payments) more than the cost of power available from other sources due to these federally required purchases.

Provisions for regulatory adjustment clauses increased in 1994 as a result of CPUC-authorized fuel and purchased-power cost estimates exceeding Edison's actual energy costs. The 1993 decrease was mostly due to Edison's energy costs exceeding CPUC-authorized estimates.

Other operating expenses decreased 2% in 1994 and increased 23% in 1993. The 1993 increase was primarily due to Mission Energy's special charges. Edison's $30 million charge in 1994 for employee severance expenses partially offset these charges. Also, Mission Land had increased costs in 1994 and 1993 related to property sales, as it continues to exit the real estate business.

Maintenance expense decreased 9% in 1994, mainly due to San Onofre Units 2 and 3 operating at a higher than average capacity factor.

Depreciation and decommissioning expense increased 2% in 1994 and 14% in 1993. The 1994 increase is primarily due to Mission Energy's Loy Yang B Unit 1 project. In late 1992, Edison began accelerated recovery of its investment in San Onofre Unit 1 (recorded as depreciation expense). Accelerated recovery will continue until August 1996.

Income taxes increased 3% in 1994 and decreased 15% in 1993, mostly due to Mission Energy's 1993 tax benefits related to its special charges.

Other Income and Deductions

The provision for rate phase-in plan reflects a CPUC-authorized, 10-year rate phase-in plan, which deferred the collection of revenue during the first four years of operation for the Palo Verde Nuclear Generating Station. Revenue previously deferred (including interest) will be collected by the end of 1996 for Units 1 and 2, and 1998 for Unit 3. The provision is a non-cash offset to the collection of deferred revenue.

Interest income increased 14% in 1994, mainly due to higher interest rates. In 1993, interest income decreased 42%, mostly due to lower interest rates and lower balances in Edison's Palo Verde phase-in plan and regulatory balancing accounts.

Minority interest increased primarily due to Mission Energy's Loy Yang B Unit 1 project. In 1994, Mission Energy began reporting its 51% interest under the full consolidation method (with minority interest); prior-year financial statements have been restated.

Other nonoperating income more than doubled in 1994 compared to 1993. The 1994 increase was mainly due to an environmental insurance settlement and an $11 million CPUC-authorized incentive award for energy conservation programs at Edison, and Mission Energy's $19 million settlement of a business interruption insurance claim related to its 1994 Roosecote transformer failure and Mission Power Engineering's 1993 special charge. In 1993, other nonoperating income increased 42% compared to 1992. In addition to the 1993 charge discussed above, the 1993 increase reflects Edison's 1992 $40 million litigation settlement with Tucson Electric, involving the alleged interference with the proposed merger of Tucson Electric and San Diego Gas & Electric Company.

Interest Expense

Interest on long-term debt increased 11% in 1993. The increase is mainly due to Mission Energy's 1992 investments in its Loy Yang B Unit 1 and Roosecote projects, partially offset by savings from Edison's 1993 refinancing program.

Other interest expense increased 22% in 1994, mainly due to rising interest rates and increased short-term borrowings. In 1993, other interest expense decreased 32%, primarily due to regulatory balancing account adjustments for Edison's CPUC-approved purchased-power settlement in 1992 and lower interest rates in 1993.

Capitalized interest decreased in 1994, mostly due to Mission Energy's Loy Yang B Unit 1 project. In 1993, capitalized interest increased due to increased construction activity at Mission Energy.

                                                                 23
Consolidated Statements of Income         SCEcorp and Subsidiaries

In millions, except per-share amounts    Year ended December 31,    1994      1993     1992
-------------------------------------    -----------------------    ----      ----     ----
Electric utility revenue                                           $7,799    $7,397    $7,722
Diversified operations                                                546       442       262
                                                                   ------    ------    ------
Total operating revenue                                             8,345     7,839     7,984
                                                                   ------    ------    ------
Fuel                                                                  896       837       836
Purchased power                                                     2,563     2,499     2,251
Provisions for regulatory adjustment clauses -- net                    55      (287)      340
Other operating expenses                                            1,563     1,590     1,294
Maintenance                                                           332       363       362
Depreciation and decommissioning                                      945       924       807
Income taxes                                                          481       465       544
Property and other taxes                                              211       220       207
                                                                   ------    ------    ------
Total operating expenses                                            7,046     6,611     6,641
                                                                   ------    ------    ------
Operating income                                                    1,299     1,228     1,343
                                                                   ------    ------    ------
Provision for rate phase-in plan                                     (137)     (137)     (147)
Allowance for equity funds used during construction                    14        20        20
Interest income                                                        41        36        62
Minority interest                                                     (46)       (4)       --
Other nonoperating income -- net                                       97        44        31
                                                                   ------    ------    ------
Total other income (deductions) -- net                                (31)      (41)      (34)
                                                                   ------    ------    ------
Income before interest and other expenses                           1,268     1,187     1,309
                                                                   ------    ------    ------
Interest on long-term debt                                            527       528       477
Other interest expense                                                 79        65        96
Allowance for borrowed funds used during construction                 (14)      (16)      (17)
Capitalized interest                                                  (46)      (70)      (28)
Dividends on subsidiary preferred securities                           41        41        42
                                                                   ------    ------    ------
Total interest and other expenses -- net                              587       548       570
                                                                   ------    ------    ------
Net income                                                         $  681    $  639    $  739
                                                                   ======    ======    ======
Weighted-average shares of common stock outstanding                   448       448       445
Earnings per share                                                  $1.52     $1.43     $1.66

Consolidated Statements of Retained Earnings

In millions, except per-share amounts    Year ended December 31,    1994      1993      1992
-------------------------------------    -----------------------    ----      ----      ----
Balance at beginning of year                                       $3,266    $3,263     $3,150
Net income                                                            681       639        739
Dividends declared on common stock                                   (495)     (636)      (626)
                                                                   ------    ------     ------
Balance at end of year                                             $3,452    $3,266     $3,263
                                                                   ======    ======     ======
Dividends declared per common share                                $1.105    $1.415      $1.39

The accompanying notes are an integral part of these financial statements.

                                                                 24
Consolidated Balance Sheets

In millions                                                December 31,   1994       1993
-----------                                                ------------   ----       ----
ASSETS
Utility plant, at original cost                                           $19,122    $18,436
Less -- accumulated provision for depreciation and decommissioning          7,710      7,138
                                                                          -------    -------
                                                                           11,412     11,298
Construction work in progress                                                 907        857
Nuclear fuel, at amortized cost                                                98        148
                                                                          -------    -------
Total utility plant                                                        12,417     12,303
                                                                          -------    -------
Nonutility property -- less accumulated provision for depreciation
  of $101 and $76 at respective dates                                       1,977      1,715
Nuclear decommissioning trusts                                                919        789
Investments in partnerships and unconsolidated subsidiaries                 1,201      1,162
Investments in leveraged leases                                               555        497
Other investments                                                              40         21
                                                                          -------    -------
Total other property and investments                                        4,692      4,184
                                                                          -------    -------
Cash and equivalents                                                          534        421
Receivables, including unbilled revenue, less allowances of $24 and $19
  for uncollectible accounts at respective dates                              975        892
Fuel inventory                                                                117        121
Materials and supplies, at average cost                                       129        104
Accumulated deferred income taxes -- net                                      271        204
Prepayments and other current assets                                          108        118
                                                                          -------    -------
Total current assets                                                        2,134      1,860
                                                                          -------    -------
Unamortized debt issuance and reacquisition expense                           357        382
Rate phase-in plan                                                            241        364
Unamortized nuclear plant -- net                                              171        274
Income tax-related deferred charges                                         1,816      2,016
Other deferred charges                                                        562        448
                                                                          -------    -------
Total deferred charges                                                      3,147      3,484
                                                                          -------    -------
Total assets                                                              $22,390    $21,831
                                                                          =======    =======

The accompanying notes are an integral part of these financial statements.

                                                                 25
                                          SCEcorp and Subsidiaries

In millions, except share amounts        December 31,    1994       1993
---------------------------------        ------------    ----       ----
Capitalization and Liabilities
Common shareholders' equity:
Common stock (447,799,172 shares outstanding
at each date)                                          $2,692     $2,692
Retained earnings                                       3,452      3,266
                                                      -------    -------
                                                        6,144      5,958
Preferred securities of subsidiaries:
Not subject to mandatory redemption                       446        359
Subject to mandatory redemption                           275        275
Long-term debt                                          6,347      6,459
                                                      -------    -------
Total capitalization                                   13,212     13,051
                                                      -------    -------
Other long-term liabilities                               311        267
                                                      -------    -------
Current portion of long-term debt                         231        349
Short-term debt                                           846        655
Accounts payable                                          413        386
Accrued taxes                                             530        411
Accrued interest                                          100        101
Dividends payable                                         116        163
Regulatory balancing accounts -- net                       56         58
Deferred unbilled revenue and other current liabilities   865        741
                                                      -------    -------
Total current liabilities                               3,157      2,864
                                                      -------    -------
Accumulated deferred income taxes -- net                4,059      4,169
Accumulated deferred investment tax credits               432        456
Customer advances and other deferred credits              617        573
                                                      -------    -------
Total deferred credits                                  5,108      5,198
                                                      -------    -------
Minority interest                                         602        451
                                                      -------    -------
Commitments and contingencies (Notes 2, 8, 9 and 10)

Total capitalization and liabilities                  $22,390    $21,831
                                                      =======    =======


The accompanying notes are an integral part of these financial statements.

                                                                 26
Management's Discussion and Analysis:     SCEcorp and Subsidiaries
Financial Condition

SCEcorp's liquidity is primarily affected by debt maturities, dividend payments and capital expenditures. Capital resources include cash from operations and external financings.

In June 1994, SCEcorp lowered its quarterly common stock dividend by 30%, as the result of lower earnings related to declining authorized rates of return for Edison and the uncertainty of future earnings levels arising from the changing nature of the electric utility industry intensified by recently proposed changes in California utility regulation. This action reduced 1994 cash dividend payments by $94 million from previous levels.

During 1994, Mission Energy obtained equity funding ($87 million) through the issuance of cumulative preferred securities and obtained bank financing ($155 million) to fund the equity requirement for its Loy Yang B project.

In January 1995, SCEcorp authorized the repurchase of up to $150 million of its common stock. The repurchase will take place during 1995 and will be funded by dividends from SCEcorp's subsidiaries.

Cash Flows from Operating Activities

Net cash provided by operating activities totaled approximately $2 billion for each of the three years presented. Cash from operations exceeded capital requirements for all periods presented.

Cash Flows from Financing Activities

Edison's short-term debt is used to finance fuel inventories, balancing account undercollections and general cash requirements. The Mission companies' short-term debt is used mainly for construction projects until long-term construction or project loans are secured. Long-term debt is used mainly to finance capital expenditures. As a result of lower interest rates, the majority of high cost long-term debt was refinanced in 1993. Edison's external financings are influenced by market conditions and other factors, including limitations imposed by its articles of incorporation and trust indenture. As of December 31, 1994, Edison could issue approximately $5.2 billion of additional first and refunding mortgage bonds and $3 billion of preferred stock at current interest and dividend rates.

SCEcorp and its subsidiaries have lines of credit totaling $1.9 billion. The holding company has a line of credit of $100 million for short-term debt. Edison has lines of credit of $700 million for short-term debt and the Mission companies have lines of credit of $600 million to finance general cash requirements. Edison also has lines of credit of $500 million for the long-term refinancing of its variable-rate pollution-control bonds.

California law prohibits Edison from incurring or guaranteeing debt for its nonutility affiliates. Additionally, the CPUC regulates Edison's capital structure, limiting the dividends Edison may pay SCEcorp. These restrictions are not expected to affect SCEcorp's ability to meet its cash obligations.

Cash Flows from Investing Activities

The primary uses of cash for investing activities are additions to property and plant, the Mission companies' investments in partnerships and unconsolidated subsidiaries, and funding of nuclear decommissioning trusts. Decommissioning costs are accrued and recovered in rates over the term of each nuclear generating facility's operating license through charges to depreciation expense. Edison estimates that it will spend approximately $12.7 billion to decommission its nuclear facilities, primarily between 2013-2035. This estimate is based on Edison's current-dollar decommissioning costs ($1.7 billion), escalated using a 6.65% rate and an earnings assumption on trust funds ranging from 5.5% to 5.75%. These amounts are expected to be funded from independent decommissioning trusts (see Notes to Consolidated Financial Statements), which receive Edison contributions of approximately $100 million per year (until decommissioning begins). The Financial Accounting Standards Board is reviewing current accounting practices for removal costs, including decommissioning of nuclear power plants. If current industry accounting practices are changed, Edison could be required to report its estimated decommissioning costs as a liability, rather than recognize these costs over the life of the nuclear facility. SCEcorp does not believe that such changes, if any, would have an adverse effect on its results of operations due to its current and expected future ability to recover these costs through Edison's customer rates. Cash used for the Mission companies' investing activities was $291 million in 1994, $289 million in 1993 and $763 million in 1992.

SCEcorp's risk management policy allows the use of derivative financial instruments only to mitigate risk. Mission Energy has mitigated the risk of interest rate fluctuations by arranging for interest rate swaps or other hedging mechanisms for approximately 80% of the aggregate amount of financings for its projects. As Mission Energy continues to expand into foreign markets, fluctuations in foreign currency exchange rates will continue to affect the amount of Mission Energy's equity contributions to, distributions from, and results of operations of its foreign projects. Mission Energy has hedged and will continue to hedge the majority of its exposure to fluctuations in foreign exchange rates through financial instruments and other means.

Projected Capital Requirements

SCEcorp's projected capital requirements for the years 1995 through 1999 are:

In millions                           1995    1996    1997    1998    1999
-----------                           ----    ----    ----    ----    ----
Construction expenditures           $1,111  $1,027  $  981  $  925  $  857
Maturities of long-term debt           216      74     574     527     386
                                    ------  ------  ------  ------  ------
Total                               $1,327  $1,101  $1,555  $1,452  $1,243
                                    ======  ======  ======  ======  ======

                                                                 27
Consolidated Statements of Cash Flows     SCEcorp and Subsidiaries

In millions         Year ended December 31,       1994        1993       1992
-----------         -----------------------       ----        ----       ----
Cash flows from operating activities:
Net income                                      $   681     $   639    $   739
Adjustments for non-cash items:
Depreciation and decommissioning                    945         924        807
Amortization                                        134         107        150
Rate phase-in plan                                  123         123        125
Deferred income taxes and investment tax credits     16         95         32
Equity in income from partnerships and
  unconsolidated subsidiaries                      (130)       (135)      (148)
Other long-term liabilities                          44         (75)        36
Nonrecurring charges                                 --          99         --
Other -- net                                        (96)          8         26
Changes in working capital components:
Receivables                                         (98)         (4)       (17)
Regulatory balancing accounts                        (2)        (30)       246
Fuel inventory, materials and supplies              (21)         (7)        58
Prepayments and other current assets                 14         115        (30)
Accrued interest and taxes                          121        (160)       (62)
Accounts payable and other current liabilities      114          25       (118)
Distributions from partnerships and
unconsolidated subsidiaries                         205         271        124
                                                -------     -------    -------
Net cash provided by operating activities         2,050       1,995      1,968
                                                -------     -------    -------
Cash flows from financing activities:
Long-term debt issued                               314       2,496      1,611
Preferred stock issued                               88          75        296
Long-term debt repayments                          (507)     (2,291)    (1,332)
Preferred stock redemptions                          --         (86)      (232)
Nuclear fuel financing -- net                       (31)          8       (126)
Common stock issued                                  --           1        160
Short-term debt financing -- net                    141        (167)       (36)
Dividends paid                                     (549)       (625)      (614)
                                                -------     -------    -------
Net cash used by financing activities              (544)       (589)      (273)
                                                -------     -------    -------
Cash flows from investing activities:
Additions to property and plant                  (1,137)     (1,259)    (1,241)
Funding of nuclear decommissioning trusts          (114)       (141)      (132)
Investments in partnerships and
unconsolidated subsidiaries                        (201)        (14)      (257)
Other -- net                                         59         (67)       (48)
                                                -------     -------    -------
Net cash used by investing activities            (1,393)     (1,481)    (1,678)
                                                -------     -------    -------
Net increase (decrease) in cash and equivalents     113        (75)        17
Cash and equivalents, beginning of year             421         496        479
                                                -------     -------    -------
Cash and equivalents, end of year               $   534     $   421    $   496
                                                =======     =======    =======
Cash payments for interest and taxes:
Interest                                        $   470     $   468    $   459
Taxes                                               320         415        457
Non-cash investing and financing activities:
Obligation to fund investments in partnerships
and unconsolidated subsidiaries                      29         118         69

The accompanying notes are an integral part of these financial statements.

                                                                 28
Management's Discussion and Analysis

Regulatory Matters

The CPUC increased Edison's authorized revenue by $193 million, or 2.6%, for 1995. The increase includes a $192 million increase for fuel and purchased power ($167 million for federally required purchases) and a $121 million increase for higher costs of debt and equity, partially offset by a $64 million decrease for 1993 postretirement benefits other than pensions (collected in 1994 rates) and a $67 million decrease for operating costs (see 1995 General Rate Case).

In its 1995 cost-of-capital decision, the CPUC approved an increase to Edison's equity ratio from 47.25% to 47.75%, and authorized Edison a 12.1% return on common equity for 1995, compared to 11% for 1994 and 11.8% for 1993. This decision, excluding the effects of other rate actions, would increase 1995 earnings by approximately 14 cents per share.

A 1994 CPUC decision stated that Edison was liable for expenditures related to a 1985 accident at the Mohave Generating Station. The CPUC ordered a second phase of this proceeding to quantify the disallowance. SCEcorp believes that the final outcome of this matter will not materially affect its results of operations.

In October 1994, the CPUC authorized Edison to accelerate recovery of its nuclear plant investments by $75 million per year, through 2011. The rate impact of this accelerated cost recovery is offset by a corresponding deceleration in recovery of transmission and distribution facilities through revised depreciation estimates over their remaining useful lives.

1995 General Rate Case

Edison and the CPUC's Division of Ratepayer Advocates filed a settlement agreement related to the 1995 general rate case. The settlement, which requires CPUC approval, includes a $67 million reduction in 1995 non-fuel revenue and, beginning February 1, 1996, accelerated eight-year recovery (by 2003, instead of 2012) of Edison's remaining investment (approximately $2.7 billion) in San Onofre Units 2 and 3 at a reduced rate of return (7.78% compared to the current 9.8%) with an incentive pricing plan for future operating costs. At the end of this recovery period, customers would bear no further obligation for Units 2 and 3, except for certain costs associated with decommissioning and permanent closure. Edison may then sell power generated by San Onofre under prices, terms and conditions which conform to any then-existing regulatory procedures.

The $67 million revenue reduction has been included in 1995 rates and is subject to change, pending the CPUC's final decision which is expected in mid-1995.

Performance-Based Ratemaking

In 1993, Edison proposed a performance-based rate-making mechanism that would determine most of Edison's revenue (excluding fuel) from 1996-2000. The filing proposes a revenue-indexing formula that combines operating expenses and capital-related costs into a single index. In July 1994, the CPUC ordered Edison to divide its performance-based rate-making application into two phases -- transmission and distribution, and power generation. Hearings concluded in December 1994 for the transmission and distribution phase and a decision is expected in mid-1995. A proposal is expected to be filed in late 1995 for the power generation phase.

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

During 1994, the CPUC issued a proposal and held several hearings for restructuring California's electric utility industry. Under the proposal, large electric customers would have the option for direct access to a range of generation providers, including utilities, beginning in 1996.
As proposed, eligibility would expand gradually, until all customers, including residential customers, would have the option for direct access to this competitive generation market by 2002. Edison would continue to provide transmission and distribution service to all customers in its service territory and performance-based regulation would replace existing regulation for such services. The proposal also stated that utilities should be entitled to recover the portion of their generation investments rendered uneconomic in the new direct access environment. Edison's response to the CPUC's proposal recommended the creation of a regional competitive market with an independent power pool that would act as the intermediary between all power consumers and suppliers and urged that the CPUC provide that costs previously incurred to serve the state's electricity needs under current regulatory rules be recovered fairly from all customers. In anticipation of obstacles in implementing the CPUC's proposal due to regulatory, legislative and jurisdictional issues, Edison also recommended the adoption of performance-based ratemaking for its generation operations until direct access phase-in begins.

                                                                29
                                          SCEcorp and Subsidiaries

During the CPUC hearings, Edison stressed that its competitive power market proposal would provide all electric customers with the benefits of a competitive marketplace, reliability and operating efficiency and proposed a schedule for implementing Edison's competitive market plan with customer choice beginning in 1998. Subsequent to the CPUC proposal, the state legislature passed a resolution requesting the CPUC withhold implementation of any restructuring plan until its impact can be evaluated by the legislature and governor. The CPUC issued an interim report to the state legislature on January 24, 1995, describing the positions of the parties and CPUC activities to date, and plans to issue a proposed policy decision for public comment on March 22, 1995. Its policy decision would become effective no sooner than September 1995.

Edison filed a proposal with the CPUC recommending implementation of a competition transition charge (CTC) mechanism beginning in 1998, for full recovery of utility investments and obligations incurred to serve customers under the existing regulatory framework. In its filing, Edison estimates its potential transition costs through 2025 to be approximately $9.3 billion (net present value), based on an assumed 1998 market price of 4 cents per kilowatt-hour. Of that amount, $4.9 billion would come from Edison's qualifying facility contracts, which are the direct result of legislative and regulatory mandates; $600 million from costs pertaining to certain generating plants; and $3.8 billion from regulatory commitments to be recovered in the future. Such commitments include deferred taxes, postretirement benefit transition costs, accelerated recovery of nuclear plants, nuclear decommissioning and certain other costs. At December 31, 1994, these commitments included recorded regulatory assets of approximately $1 billion.

Edison currently applies accounting standards that recognize the economic effects of rate regulation. If rate recovery of generation-related costs becomes unlikely or uncertain, whether due to competition or regulatory action, these accounting standards may no longer apply to Edison's generation operations and the $1 billion would be a non-cash charge against earnings. Additionally, Edison may have write-offs associated with its potential transition costs if these costs are not recovered through a CTC or other mechanism. Until the CPUC establishes more definitive valuation and pricing criteria for its restructuring proposal, including a recovery mechanism for the transition charges, Edison cannot predict the effect of the proposal on its results of operations.

Mission Energy, one of the nation's largest independent power producers, is well positioned to participate in the changing regulatory environment for electric power. Further, international markets present an even greater opportunity for growth and earnings. Mission Energy currently owns 2,048 megawatts of generating capacity, enough power to serve a population of over 1.5 million.

CPUC-Mandated Power Contracts

During 1994, the CPUC ordered the California utilities to proceed with an energy auction resulting in the signing of new contracts with unregulated power producers. This decision would force Edison to purchase 686 MW of new power at fixed prices starting in 1997. This would cost Edison customers $14 billion over the lives of the contracts. The CPUC denied Edison's petition asking it to reconsider its decision. Edison has consistently opposed this proposal because it has no need for additional generating capacity until at least 2005 and because the contracts will increase customer rates. Also, Edison believes the decision is inconsistent with the CPUC's restructuring proposal goal to ultimately lower rates. Edison has negotiated agreements, which are at substantially lower costs than those mandated by auction, with six unregulated power producers, representing 558 MW of the 686 MW mandated. The agreements, which are subject to CPUC approval, would save Edison customers more than $500 million (1994 dollars), compared with the mandated contracts. On January 6, 1995, Edison requested that the FERC block the CPUC-mandated energy auction. Edison contends that the CPUC violated the federal Public Utility Regulatory Policies Act (PURPA) and FERC regulations when it ordered the auction to proceed. The petition asks FERC to require the CPUC to: suspend the auction until it can be demonstrated that the mandated contracts meet PURPA avoided cost standards; revise its orders to that end; and stay its March 29, 1995, deadline for Edison to sign contracts with winning bidders.

Environmental Protection

SCEcorp is subject to numerous environmental laws and regulations, which require it to incur substantial costs to operate existing facilities, construct and operate new facilities, and mitigate or remove the effect of past operations on the environment.

SCEcorp records its environmental liabilities when site assessments and/or remedial actions are probable and a range of reasonably likely cleanup costs can be estimated. SCEcorp reviews its sites and measures the liability quarterly, by assessing

                                                                30
Management's Discussion and Analysis       SCEcorp and Subsidiaries

a range of reasonably likely costs for each identified site using currently available information, including existing technology, presently enacted laws and regulations, experience gained at similar sites, and the probable level of involvement and financial condition of other potentially responsible parties. These estimates include costs for site investigations, remediation, operations and maintenance, monitoring and site closure. Unless there is a probable amount, SCEcorp records the lower end of this reasonably likely range of costs (classified as other long-term liabilities at undiscounted amounts). While SCEcorp has numerous insurance policies that it believes may provide coverage for some of these liabilities, it does not recognize recoveries in its financial statements until they are realized.

At December 31, 1994, SCEcorp's recorded estimated minimum liability to remediate its 61 identified sites was $114 million, compared with $60 million at the end of 1993. The increase resulted primarily from changes in estimates for a former pole-treating facility and a fuel-oil tank inspection program. The ultimate costs to clean up SCEcorp's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCEcorp believes that due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $215 million. The upper limit of this range of costs was estimated using assumptions least favorable to SCEcorp among a range of reasonably possible outcomes.

SCEcorp expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $4 million to $8 million. Recorded costs for 1994 were $5 million.

One of Edison's sites is a former pole-treating facility, which is considered a federal Superfund site and represents 71% of SCEcorp's recorded liability. Remedial actions to clean up soil and ground-water contamination that occurred during pole-treating operations (1925-1980) are expected to continue at this site for 30 years. Rate recovery of environmental-cleanup costs for this site is authorized by the CPUC through an incentive mechanism (discussed below).

SCEcorp's identified sites include several sites for which there is a lack of currently available information including the nature and magnitude of contamination, and the extent, if any, that SCEcorp may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites at this time.

SCEcorp's 61 identified sites include 58 Edison sites. The CPUC allows Edison to recover environmental-cleanup costs at 23 of its sites, representing $90 million of SCEcorp's recorded liability, through an incentive mechanism (Edison may request to include additional sites). Under this mechanism, Edison will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs through insurance and other third-party recoveries. Edison settled an insurance claim with one carrier, and is pursuing additional recovery from several other carriers. Costs incurred at Edison's remaining 35 sites are expected to be recovered through customer rates. Edison has recorded a regulatory asset of $104 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

Based on information available at this time, SCEcorp believes it is not likely that it will incur amounts in excess of the upper limit of the estimated range and, based upon the CPUC's regulatory treatment of environmental-cleanup costs, SCEcorp believes that costs ultimately recorded will not have a material adverse effect on its results of operations or financial position. There can be no assurance, however, that future developments, including additional information about existing sites or the identification of new sites, will not require material revisions to such estimates.

The 1990 federal Clean Air Act requires power producers to have emissions allowances to emit sulfur dioxide. Power companies receive emissions allowances from the federal government and may bank or sell excess allowances. Edison expects to have excess allowances under Phase II of the Clean Air Act (2000 and later). The act also calls for a five-year study of regional haze in the southwestern U.S. In addition, the Environmental Protection Agency is conducting a study of the effect of air contaminant emissions on visibility in Grand Canyon National Park. The potential effect of these studies on sulfur dioxide emissions regulations for the Mohave Coal Generating Station is unknown.

SCEcorp's projected capital expenditures to protect the environment are $1.5 billion for the 1995-1999 period, mainly for placing overhead distribution lines underground and reducing nitrogen oxides emissions from gas-fired generators. Edison's projected capital expenditures to reduce nitrogen oxides emissions (up to $290 million by 2001) may be lowered by local regulations.

The possibility that exposure to electric and magnetic fields (EMF) emanating from power lines, household appliances and other electric sources may result in adverse health effects is receiving increased attention. The scientific community has not yet reached a consensus on the nature of any health effects of EMF. However, the CPUC has issued a decision which provides for a rate-recoverable research and public education program conducted by California electric utilities, and authorizes these utilities to take no-cost or low-cost steps to reduce EMF in new electric facilities. Edison is unable to predict when or if the scientific community will be able to reach a consensus on any health effects of EMF, or the effect that such a consensus, if reached, could have on future electric operations.

                                                                           31
Notes to Consolidated Financial Statements           SCEcorp and Subsidiaries

Note 1. Summary of Significant Accounting Policies

The consolidated financial statements include SCEcorp and its subsidiaries: Southern California Edison Company, a rate-regulated electric utility; and the Mission companies, SCEcorp's nonutility subsidiaries. SCEcorp uses the equity method to account for significant investments in partnerships and subsidiaries in which it owns 50% or less. In 1994, Mission Energy Company began reporting its share in the Loy Yang B project under the full consolidation method (with minority interest), previously reported under the proportional consolidation method. Intercompany transactions have been eliminated, except Mission Energy's profits from energy sales to Edison, which are allowed in utility rates.

Edison's accounting policies conform with generally accepted accounting principles for regulated enterprises and reflect the rate-making policies of the California Public Utilities Commission (CPUC) and the Federal Energy Regulatory Commission.

Certain prior-year amounts have been reclassified to conform to the December 31, 1994, financial statement presentation.

Debt Issuance and Reacquisition Expense

Debt premium, discount and issuance expenses are amortized over the life of each issue. Under CPUC rate-making procedures, debt reacquisition expenses are amortized over the remaining life of the reacquired debt or, if refinanced, the life of the new debt.

Fuel Inventory

Fuel inventory is valued under the last-in, first-out method for fuel oil and natural gas, and under the first-in, first-out method for coal.

Investments

Cash equivalents include tax-exempt investments ($327 million at December 31, 1994), and time deposits and other investments ($142 million at December 31, 1994) with maturities of three months or less.

Unrealized gains on equity investments are recorded as a regulatory liability. Unrealized gains and losses on decommissioning trust funds are recorded in the accumulated provision for decommissioning.

All investments are classified as available-for-sale.

Nuclear

A CPUC-authorized rate phase-in plan deferred the collection of $200 million in revenue for each unit at Palo Verde Nuclear Generating Station during the first four years of operation. The deferred revenue (including interest) is being collected evenly over the final six years of each unit's plan. The plans end in 1996 for Units 1 and 2, and in 1998 for Unit 3.

The cost of nuclear fuel, including disposal, is amortized to fuel expense on the basis of generation. Under CPUC rate-making procedures, nuclear-fuel financing costs are capitalized until the fuel is placed into production.

Decommissioning costs are accrued and recovered in rates over the term of each nuclear facility's operating license through charges to depreciation expense (see Note 9).

Under the Energy Policy Act of 1992, Edison is liable for its share of the estimated costs to decommission three federal nuclear enrichment facilities (based on purchases). These costs, which will be paid over 15 years, are recorded as a fuel cost and recovered through customer rates.

In November 1992, Edison discontinued operation of San Onofre Nuclear Generating Station Unit 1. Edison will recover its investment, earning an 8.98% rate of return, by August 1996.

In October 1994, the CPUC authorized Edison to accelerate recovery of its nuclear plant investments by $75 million per year through 2011, with a corresponding deceleration in recovery of its transmission and distribution assets through revised depreciation estimates over their remaining useful lives.

Property and Plant

Utility plant additions, including replacements and betterments, are capitalized. Such costs include direct material and labor, construction overhead and an allowance for funds used during construction (AFUDC). AFUDC represents the estimated cost of debt and equity funds that finance utility-plant construction. AFUDC is capitalized during plant construction and reported in current earnings. AFUDC is recovered in rates through depreciation expense over the useful life of the related asset. Depreciation of utility plant is computed on a straight-line, remaining-life basis. Replaced or retired property and removal costs less salvage are charged to the accumulated provision for depreciation.

Nonutility property is capitalized at cost, including interest incurred on borrowed funds that finance construction. Depreciation of nonutility properties is primarily computed on a straight-line basis over their estimated useful lives.

Regulatory Balancing Accounts

The differences between CPUC-authorized and actual base-rate revenue from kilowatt-hour sales and CPUC-authorized and actual energy costs are accumulated in balancing accounts until they are refunded to, or recovered from, utility customers through authorized rate adjustments (with interest). Income tax effects on balancing account changes are deferred.

CPUC-established target generation levels act as performance incentives for Edison's nuclear generating stations. Fuel savings or costs above or below these targets are shared equally by Edison and its customers through balancing account adjustments.

                                                                 32
Notes to Consolidated Financial Statements

Research, Development and Demonstration (RD&D)

Edison capitalizes RD&D costs that are expected to result in plant construction. If construction does not result, these costs are charged to expense. RD&D expenses are recorded in a balancing account, and at the end of the rate-case cycle, any authorized but unspent RD&D funds are refunded to customers. Edison's RD&D expenses were $63 million in 1994, $49 million in 1993 and $40 million in 1992.

Revenue

Electric utility revenue includes amounts for services rendered but unbilled at the end of each year.

Note 2.  Regulatory Matters

1995 General Rate Case Proposed Settlement Agreement

Edison and the CPUC's Division of Ratepayer Advocates filed a settlement agreement related to Edison's 1995 general rate case. The settlement, which requires CPUC approval, includes a $67 million reduction in Edison's 1995 non-fuel revenue and, beginning February 1, 1996, accelerated recovery (by 2003, instead of 2012) of Edison's remaining investment in San Onofre Units 2 and 3, with an incentive pricing plan for future operating costs.

Edison's unrecovered investment in Units 2 and 3 (approximately $2.7 billion) would be collected over an eight-year period earning a reduced rate of return of 7.78%, compared to the current 9.8%. Under the incentive pricing plan, which would replace traditional regulation and rate-recovery, Edison will receive approximately 4 cents per kilowatt-hour to cover its portion of San Onofre's ongoing operating and incremental capital expenditures during the eight-year period. At the end of this period, customers would bear no further obligation for the units, except certain costs associated with decommissioning and permanent closure. Edison may then sell power generated by San Onofre under prices, terms and conditions which conform to any then-existing regulatory procedures.

The $67 million revenue reduction has been included in 1995 rates. This reduction may change depending on the CPUC's final decision expected in mid-1995.

CPUC Electric Utility Industry Restructuring Proposal

During 1994, the CPUC issued a proposal and held several hearings for restructuring California's electric utility industry. Under the proposal, large electric customers would have the option for direct access to a range of generation providers, including utilities, beginning in 1996.
As proposed, eligibility would expand gradually, until all customers, including residential customers, would have the option for direct access to this competitive generation market by 2002. Edison would continue to provide transmission and distribution service to all customers in its service territory and performance-based regulation would replace existing regulation for such services. The proposal also stated that utilities should be entitled to recover the portion of their generation investments rendered uneconomic in the new direct access environment. Edison's response to the CPUC's proposal recommended the creation of a regional competitive market with an independent power pool that would act as the intermediary between all power consumers and suppliers and urged that the CPUC provide that costs previously incurred to serve the state's electricity needs under current regulatory rules be recovered fairly from all customers. In anticipation of obstacles in implementing the CPUC's proposal due to regulatory, legislative and jurisdictional issues, Edison also recommended the adoption of performance-based ratemaking for its generation operations until direct access phase-in begins.

During the CPUC hearings, Edison stressed that its competitive power market proposal would provide all electric customers with the benefits of a competitive marketplace, reliability and operating efficiency and proposed a schedule for implementing Edison's competitive market plan with customer choice beginning in 1998. Subsequent to the CPUC proposal, the state legislature passed a resolution requesting the CPUC to withhold implementation of any restructuring plan until its impact can be evaluated by the legislature and governor. The CPUC issued an interim report to the state legislature on January 24, 1995, describing the positions of the parties and CPUC activities to date, and plans to issue a proposed policy decision for public comment on March 22, 1995. Its policy decision would become effective no sooner than September 1995.

Edison filed a proposal with the CPUC recommending implementation of a competition transition charge (CTC) mechanism beginning in 1998, for full recovery of utility investments and obligations incurred to serve customers under the existing regulatory framework. In its filing, Edison estimates its potential transition costs through 2025 to be approximately $9.3 billion (net present value), based on an assumed 1998 market price of 4 cents per kilowatt-hour. Of that amount, $4.9 billion would come from Edison's qualifying facility contracts, which are the direct result of legislative and regulatory mandates; $600 million from costs pertaining to certain generating plants; and $3.8 billion from regulatory commitments to be recovered in the future. Such commitments include deferred taxes, postretirement benefit transition costs, accelerated recovery of nuclear plants, nuclear decommissioning and certain other costs. At December 31, 1994, these commitments included recorded regulatory assets of approximately $1 billion.

                                                                33
                                           SCEcorp and Subsidiaries

Edison currently applies accounting standards that recognize the economic effects of rate regulation. If rate recovery of generation-related costs becomes unlikely or uncertain, whether due to competition or regulatory action, these accounting standards may no longer apply to Edison's generation operations and the $1 billion would be a non-cash charge against earnings. Additionally, Edison may have write-offs associated with its potential transition costs if these costs are not recovered
through a CTC or other mechanism.   Until the CPUC establishes more
definitive valuation and pricing criteria for its restructuring proposal, including a recovery mechanism for the transition charges, Edison cannot predict the effect of the proposal on its results of operations.

Mohave Generating Station

A 1994 CPUC decision stated that Edison was liable for expenditures related to a 1985 accident at the Mohave Generating Station. The CPUC ordered a second phase of this proceeding to quantify the disallowance. SCEcorp believes that the final outcome of this matter will not materially affects its results of operations.

Note 3.  Financial Instruments

Long-Term Debt

California law prohibits Edison from incurring or guaranteeing debt for its nonutility affiliates.

Almost all Edison properties are subject to a trust indenture lien.

Edison has pledged first and refunding mortgage bonds as security for borrowed funds obtained from pollution-control bonds issued by government agencies. Edison uses these proceeds to finance construction of pollution-control facilities. Bondholders have limited discretion in redeeming certain pollution-control bonds, and Edison has arranged with securities dealers to remarket or purchase them if necessary.

Commercial paper intended to be refinanced for a period exceeding one year and used to finance nuclear fuel scheduled to be used more than one year after the balance sheet date is classified as long-term debt.

Long-term debt maturities and sinking-fund requirements for the next five years are: 1995--$216 million; 1996--$74 million; 1997--$574 million;
1998--$527 million; and 1999--$386 million.

Long-term debt consisted of:

In millions                          December 31,   1994       1993
-----------                          ------------   ----       ----

First and refunding mortgage bonds:
1995--1998 (5.45% to 6.125%)                      $  850     $  850
1999--2003 (5.625% to 7.5%)                          700        700
2004--2026 (5.875% to 9.25%)                       1,975      1,993
Pollution-control bonds:
1999--2027 (5.4% to 7.2% and variable)             1,206      1,208
Funds held by trustees                                (2)        (2)
Debentures and notes:
1995--2017 (5.6% to 20% and variable)              1,770      1,758
Commercial paper for nuclear fuel                     39        252
Capital lease obligation                             114        128
Current portion of capital lease obligation          (15)       (13)
Long-term debt due within one year                  (216)      (336)
Unamortized debt discount--net                       (74)       (79)
                                                  ------     ------
Total                                             $6,347     $6,459
                                                  ======     ======

On February 7, 1995, Edison issued $100 million of 8.25% notes, due 2000.

Short-Term Debt

SCEcorp has lines of credit it can use at negotiated or bank index rates. At December 31, 1994, such lines totaled $1.9 billion, with $1.4 billion supporting commercial paper and other short-term debt and $500 million available for the long-term refinancing of certain variable-rate pollution-control debt.

Short-term debt consisted of:

In millions                          December 31,   1994       1993
-----------                          ------------   ----       ----
Commercial paper                                   $989       $867
Other short-term debt                                80         42
Amount reclassified as long-term                   (221)      (252)
Unamortized discount                                 (2)        (2)
                                                   ----       ----
Total                                              $846       $655
                                                   ====       ====
Weighted-average interest rate                     5.1%       4.6%

Other Financial Instruments

SCEcorp's risk management policy allows the use of derivative financial instruments to limit financial exposure on its investments and contractual obligations, but prohibits the use of these instruments for speculative purposes.

Interest rate swaps and caps are used to reduce the potential impact of interest rate fluctuations on long-term debt; foreign exchange contracts are used to hedge against foreign currency fluctuations. The debt related to these agreements is reported on the balance sheets at amortized cost; the derivative financial instruments are not required to be recorded on the financial statements. SCEcorp is exposed to credit loss in the event of nonperformance by counterparties to these agreements, but does not expect the counterparties to fail to meet their obligations.

                                                                     34
Notes to Consolidated Financial Statements

SCEcorp had the following derivative financial instruments at December 31, 1994:

                      Contract Amount/
Category                    Terms                         Purpose
-------------------   ----------------          ------------------------------
Interest rate swaps   $196 million            change interest rate exposure
                      due 2008                to a fixed rate of 5.585%

                      $75 million             change interest rate exposure
                      due 1996                to a fixed rate of 7.98%

                      30 million Pounds       convert floating-rate debt
                      Sterling                to a fixed rate of 12%
                      (U.S. $47 million)
                      expires 1997
                      debt due 2005

                      $200 million due 1999   convert fixed-rate debt
                      ($100 million) and      of 7.75% and 8.125%
                      2002 ($100 million)     to a floating rate

                      $45 million             convert fixed rate of 9.875%
                      expires 1999            to a floating rate
                      securities due 2024

                      $75 million             change interest rate exposure
                      due 1999                to fixed rate of 8.095%

Interest rate cap     $30 million             change interest rate exposure
                      expires 1997            to a fixed rate of 6%
                      debt due 2027

Fair values of financial instruments were:

                                                          December 31,
                                      -------------------------------------------------
                                              1994                        1993
                                      ---------------------      ----------------------
                                       Carrying       Fair         Carrying       Fair
Instrument (in millions)                Amount        Value         Amount        Value
------------------------               --------       -----        --------       -----
Financial assets:*
Decommissioning trusts                  $ 920         $ 919         $ 789         $ 853
Equity investments                          9            26             9            31

Financial liabilities:
Interest rate swap and cap
 agreements                                --            26            --            64
Long-term debt                          6,347         6,068         6,459         6,915
Nuclear enrichment obligation              66            45            72            59
Preferred stock subject
 to mandatory redemption                  275           257           275           291

*Carrying amounts represent cost basis.

Financial assets are recorded at fair value in 1994. The fair values were based on quoted market prices. Financial liabilities' fair values were based on: termination costs--interest rate swap and cap agreements; brokers' quotes--long-term debt and preferred stock; and discounted future cash flows--nuclear enrichment obligation. Amounts reported for cash equivalents and short-term debt approximate fair value, due to the instruments' short maturities.

Note 4. Equity

The CPUC regulates Edison's capital structure, limiting the dividends Edison may pay SCEcorp. SCEcorp does not expect this restriction to affect its ability to meet its cash obligations.

SCEcorp's authorized common stock is 800 million shares with no par value. All share data have been restated to reflect a two-for-one common stock split, effective June 1, 1993.

SCEcorp issued 63,118 ($1 million) shares of common stock in 1993 and 7,830,014 ($160 million) shares in 1992.

Edison's authorized shares of preferred and preference stock are: $25 cumulative preferred--24 million; $100 cumulative preferred--12 million; and preference--50 million. All cumulative preferred stocks are redeemable. Mandatorily redeemable preferred stocks are subject to sinking-fund provisions. When preferred shares are redeemed, the premiums paid are charged to common equity.

Mission Capital, an affiliate of Mission Energy, has 3.5 million authorized shares of 9.875% cumulative preferred securities with a liquidation preference.

There are no preferred stock redemption requirements for the next five years.

SCEcorp's cumulative preferred securities consisted of:

Dollars in millions,                              December 31, 1994
except per-share                            ----------------------------                  December 31,
amounts                                         Shares       Redemption                ------------------
--------------------                          Outstanding       Price                  1994          1993
                                             ------------    -----------               ----          ----
Not subject to mandatory redemption:
$25 par value preferred stock:
4.08% Series                                  1,000,000       $25.50                    $25          $25
4.24                                          1,200,000        25.80                     30           30
4.32                                          1,653,429        28.75                     41           41
4.78                                          1,296,769        25.80                     33           33
5.80                                          2,200,000        25.25                     55           55
7.36                                          4,000,000        25.00                    100          100

$100 par value preferred stock:
7.58% Series                                    750,000       101.00                     75           75

$25 par value preferred securities:
9.875% Series                                 3,500,000        25.00                     87           --
                                                                                       ----         ----
Total                                                                                  $446         $359
                                                                                       ====         ====
Subject to mandatory redemption:
$100 par value preferred stock:
6.05% Series                                    750,000      $100.00                   $ 75         $ 75
6.45                                          1,000,000       100.00                    100          100
7.23                                          1,000,000       100.00                    100          100
                                                                                       ----         ----
Total                                                                                  $275         $275
                                                                                       ====         ====

                                                                         35
                                                   SCEcorp and Subsidiaries

Changes in preferred securities were:

Shares in thousands                               Year ended December 31,      1994      1993         1992
-------------------                               -----------------------      ----      ----         ----
Series:
6.05%                                                                             --      750            --
6.45                                                                              --       --         1,000
7.23                                                                              --       --         1,000
7.325                                                                             --     (427)          (30)
7.36                                                                              --       --         4,000
7.80                                                                              --     (411)          (18)
8.54                                                                              --       --          (547)
8.70                                                                              --       --          (500)
8.70A                                                                             --       --          (394)
8.96                                                                              --       --          (500)
9.875                                                                          3,500       --            --
12.31                                                                             --       --          (277)
                                                                               -----    -----         -----
Net issuances (redemptions)                                                    3,500      (88)        3,734
                                                                               =====    =====         =====

Options on Common Stock

Under SCEcorp's long-term incentive compensation plan, 8 million shares of SCEcorp common stock were reserved at December 31, 1994, and 1993 for issue to key employees in various forms, including the exercise of stock options. There were 6.3 million shares and 6.5 million shares reserved for future grants at December 31, 1994, and 1993, respectively. Under SCEcorp's stock option plan, share options accrue dividend equivalents at the same rate as outstanding common stock. The dividend equivalents may be applied against the grant price at the time of exercise.

Activity in the stock option plan was:

                                                       Share Options            Share Price
                                                       -------------            -----------
Outstanding, December 31, 1992                          1,095,404           $ 16.00-$23.28
Granted                                                   402,600             21.94- 24.44
Canceled                                                  (44,252)            18.75- 23.28
Exercised                                                 (63,118)            16.19- 23.28
                                                        ---------           --------------
Outstanding, December 31, 1993                          1,390,634             16.00- 24.44
Granted                                                   408,800             20.19- 21.94
Canceled                                                  (33,343)            20.19- 23.28
Exercised                                                      --                       --
                                                        ---------           --------------
Outstanding, December 31, 1994                          1,766,091           $16.00- $24.44
                                                        ---------           --------------
Exercisable, December 31, 1994                          1,044,224           $16.00- $24.44
                                                        ---------           --------------

Note 5. Income Taxes

SCEcorp's subsidiaries will be included in its consolidated federal income tax and combined state franchise tax returns. Under income tax allocation agreements, each subsidiary calculates its own tax liability.

Change in Accounting Principle

SCEcorp adopted a new income tax accounting standard in 1993 that requires the balance sheet method to account for income taxes. Financial statements prior to adoption reflect income taxes accounted for under the income statement method. The cumulative effect of adoption increased SCEcorp's 1993 earnings by $16 million and total assets and liabilities by about $2 billion.

Current and Deferred Taxes

Income tax expense includes the current tax liability from operations and the change in deferred income taxes during the year. Investment tax credits are amortized over the lives of the related properties.

The components of the net accumulated deferred income tax liability were:

In millions                                                    December 31,           1994          1993
-----------                                                    ------------       ------------  ------------
Deferred tax assets:
Property-related                                                                    $  260          $  240
Investment tax credits                                                                 237             317
Regulatory balancing accounts                                                           85             171
Other                                                                                  523             590
                                                                                    ------          ------
Total                                                                               $1,105          $1,318
                                                                                    ------          ------
Deferred tax liabilities:
Property-related                                                                    $4,019          $4,246
Leveraged leases                                                                       470             401
Other                                                                                  404             636
                                                                                    ------          ------
Total                                                                               $4,893          $5,283
                                                                                    ------          ------
Accumulated deferred income taxes -- net                                            $3,788          $3,965
                                                                                    ======          ======
Classification of accumulated deferred income taxes:
Included in deferred credits                                                        $4,059          $4,169
Included in current assets                                                             271             204

                                                                    36
Notes to Consolidated Financial Statements

The current and deferred components of income tax expense were:

In millions                              Year ended December 31,               1994        1993       1992
-----------                              -----------------------               ----        ----       ----
Current:
Federal                                                                       $ 319       $ 183       $ 324
State                                                                           110          76         110
                                                                              -----        ----        ----
                                                                                429         259         434
                                                                              -----        ----        ----
Deferred -- federal and state:
Accrued charges                                                                 (25)        (38)         (8)
Deferred alternative minimum tax credit                                          45         (46)         --
Depreciation                                                                     93          78         150
Investment and energy tax credits -- net                                        (23)        (31)        (30)
Leveraged leases                                                                 72          63          93
Nonutility special charges                                                      (14)        (49)         (6)
Rate phase-in plan                                                              (51)        (51)        (50)
Regulatory balancing accounts                                                    (7)        118        (121)
Resale revenue                                                                    8          26          34
Retirement of debt                                                               (9)         33          (5)
Other                                                                           (73)         (8)        (25)
                                                                              -----        ----        ----
                                                                                 16          95          32
                                                                              -----        ----        ----
Total income tax expense                                                      $ 445       $ 354        $466
                                                                              =====        ====        ====
Classification of income taxes:
Included in operating income                                                  $ 481       $ 465        $544
Included in other income                                                        (36)      (111)         (78)

The composite federal and state statutory income tax rate was 41.045% for 1994 and 1993, and 40.138% for 1992.

The federal statutory income tax rate is reconciled to the effective tax rate below:

Year ended December 31,                                                        1994        1993       1992
-----------------------                                                        ----        ----       ----
Federal statutory rate                                                         35.0%       35.0%      34.0%
Depreciation and related timing differences not deferred                        5.1         6.1        3.0
Capitalized software                                                           (2.0)       (2.0)       0.3
Housing credits                                                                (2.2)       (1.8)      (0.7)
Investment and energy tax credits                                              (2.2)       (3.1)      (2.5)
New accounting standard                                                          --        (1.9)        --
State tax -- net of federal deduction                                           5.3         5.4        4.3
Other                                                                           0.5        (2.1)       0.3
                                                                              -----       -----      -----
Effective tax rate                                                             39.5%       35.6%      38.7%
                                                                              =====       =====      =====

Note 6. Employee Benefit Plans

Pension Plan

SCEcorp has a noncontributory defined-benefit pension plan that covers employees meeting minimum service requirements. Benefits are based on years of accredited service and average base pay. SCEcorp funds the plan on a level-premium actuarial method. These funds are accumulated in an independent trust. Annual contributions meet minimum legal funding requirements and do not exceed the maximum amounts deductible for income taxes. Prior service costs from pension plan amendments are funded over 30 years. Plan assets are primarily common stocks, corporate and government bonds, and short-term investments.

The plan's funded status was:

In millions                                                        December 31,          1994         1993
-----------                                                        ------------          ----         ----
Actuarial present value of benefit obligations:
Vested benefits                                                                          $1,264       $1,343
Nonvested benefits                                                                          149          166
                                                                                         ------       ------
Accumulated benefit obligation                                                            1,413        1,509
Value of projected future compensation levels                                               457          558
                                                                                         ------       ------
Projected benefit obligation                                                             $1,870       $2,067
                                                                                         ======       ======
Fair value of plan assets                                                                $2,205       $2,205
                                                                                         ======       ======
Projected benefit obligation
  less than plan assets                                                                  $ (335)       $(138)
Unrecognized net gain                                                                       453          249
Unrecognized prior service cost                                                              (5)          (5)
Unrecognized net obligation
 (17-year amortization)                                                                     (56)         (62)
                                                                                         ------       ------
Pension liability                                                                        $   57       $   44
                                                                                         ======       ======
Discount rate                                                                               8.5%       7.25%
Rate of increase in future compensation                                                     5.0%        5.0%
Expected long-term rate of return on assets                                                 8.0%        8.0%

SCEcorp recognizes pension expense calculated under the actuarial method used for ratemaking.

The components of pension expense were:

In millions                                       Year ended December 31,       1994        1993       1992
-----------                                       -----------------------       ----        ----       ----
Net pension expense:
Service cost for benefits earned                                                $  69      $  70      $  55
Interest cost on projected benefit obligation                                     149        139        127
Actual return on plan assets                                                      (28)      (291)       (86)
Net amortization and deferral                                                    (141)       142        (62)
                                                                                -----      -----      -----
Pension expense under accounting standards                                         49         60         34
Special termination benefits                                                       15         --         --
Regulatory adjustment (deferred)                                                    2        (11)        14
                                                                                -----      -----      -----
Net pension expense recognized                                                  $  66      $  49      $  48
                                                                                =====      =====      =====

Postretirement Benefits Other Than Pensions

Employees retiring at or after age 55, with at least 10 years of service, are eligible for postretirement health care, dental, life insurance and other benefits. Health care benefits are subject to deductibles, copayment provisions and other limitations.

In 1993, SCEcorp adopted a new accounting standard for postretirement benefits other than pensions, which requires the expected cost of these benefits to be charged to expense during employees' years of service. SCEcorp is amortizing its obligation related to prior service over 20 years.

                                                                        37
                                                  SCEcorp and Subsidiaries

Edison funds these benefits (by contributions to independent trusts) up to tax-deductible limits, in accordance with rate-making practices.
Edison began funding its liability for these benefits in 1991. Amounts funded prior to 1993 were amortized and recovered in rates over 12 months. Any difference between expense determined under the new standard and amounts authorized for rate recovery is not expected to be material and will be charged to earnings.

Trust assets are primarily common stocks, corporate and government bonds, and short-term investments.

The components of postretirement benefits other than pensions expense were:


In millions                                      Year ended December 31,      1994       1993      1992*
-----------                                      -----------------------      ----       ----      -----
Service cost for benefits earned                                              $  30     $  27      $  29
Interest cost on projected benefit obligation                                    73        66         --
Actual return on plan assets                                                    (20)      (12)        --
Amortization of transition obligation                                            36        36         --
                                                                              -----      ----       ----
Net expense                                                                     119       117         29
Amortization of prior funding                                                     2        48         56
                                                                              -----      ----       ----
Total expense                                                                 $ 121      $165       $ 85
                                                                              =====      ====       ====

* In 1992, the costs of these benefits were recognized as they were paid or funded.

The funded status of these benefits is reconciled to the recorded liability below:

In millions                                          December 31,          1994             1993
-----------                                          -------------     -------------     -----------
Actuarial present value of benefit obligation:
Retirees                                                                  $ 530             $ 512
Employees eligible to retire                                                 47                87
Other employees                                                             299               358
                                                                          -----             -----
Accumulated benefit obligation                                            $ 876             $ 957
                                                                          =====             =====

Fair value of plan assets                                                 $ 303             $ 210
                                                                          =====             =====

Accumulated benefit obligation in excess of
  plan assets                                                             $ 573             $ 747
Unrecognized transition obligation                                         (625)             (688)
Unrecognized net gain (loss)                                                 52               (59)
                                                                          -----             -----
Recorded liability                                                        $  --             $  --
                                                                          =====             =====

Discount rate                                                              8.75%             7.75%
Expected long-term rate of return on assets                                 8.5%              8.5%

The assumed rate of future increases in the per-capita cost of health care benefits is 11% for 1995, gradually decreasing to 5.5% for 2005 and beyond. Increasing the health care cost trend rate by one percentage point would increase the accumulated obligation as of December 31, 1994, by $135 million and annual aggregate service and interest costs by $18 million.

Employee Savings Plan

SCEcorp has a 401(k) stock plan designed to supplement employees' retirement income. The plan received employer contributions of $21 million in both 1994 and 1993, and $20 million in 1992.

Note 7. Jointly Owned Utility Projects

Edison owns interests in several generating stations and transmission systems for which each participant provides its own financing. Edison's share of expenses for each project is included in the consolidated statements of income.

The investment in each project, as included in the consolidated balance sheet as of December 31, 1994, was:

                                               Plant in     Accumulated        Under       Ownership
In millions                                     Service    Depreciation    Construction    Interest
-----------                                    ---------   ------------    ------------    ---------
Transmission systems:
  Eldorado                                     $   29        $   11            $  2           60%
  Pacific Intertie                                213            64               7           50
Generating stations:
  Four Corners (coal)
     Units 4 and 5                                456           223               2           48
  Mohave (coal)                                   285           139              13           56
  Palo Verde (nuclear)                          1,557           315              22           16
  San Onofre (nuclear)                          4,118         1,413              72           75
                                               ------        ------            ----
Total                                          $6,658        $2,165            $118
                                               ======        ======            ====

Note 8. Leases

Investments in Leveraged Leases

Mission First Financial is the lessor in several leveraged-lease agreements with terms of 13 to 30 years. All operating, maintenance, insurance and decommissioning costs are the responsibility of the lessees. The total cost of these facilities was $1.8 billion and $1.5 billion at December 31, 1994, and 1993, respectively.

The equity investment in these facilities is 20% of the purchase price. The remainder is nonrecourse debt secured by first liens on the leased property. The lenders have accepted their security interests as their only remedy if the lessee defaults.

The net investment in leveraged leases consisted of:


In millions                                       December 31,               1994               1993
-----------                                       ------------               ----               ----
Rentals receivable (net of principal and
  interest on nonrecourse debt)                                             $ 842               $ 710
Unearned income                                                              (335)               (256)
                                                                            -----               -----
Investment in leveraged leases                                                507                 454
Estimated residual value                                                       58                  44
Deferred income taxes                                                        (470)               (401)
                                                                            -----               -----
Net investment in leveraged leases                                          $  95               $  97
                                                                            =====               =====

                                                                     38
Notes to Consolidated Financial Statements

Lease Commitments

SCEcorp has operating leases, primarily for vehicles (with varying terms, provisions and expiration dates), and a capital lease ($114 million) for a nonutility power-production facility.

Estimated remaining commitments for noncancelable leases at December 31, 1994, were:

                                                                           Operating           Capital
In millions                                                                 Leases              Lease
-----------                                                                ---------           -------
Year ended December 31,
1995                                                                        $ 28               $ 26
1996                                                                          23                 26
1997                                                                          18                 26
1998                                                                          15                 26
1999                                                                          11                 26
Thereafter                                                                    19                 26
                                                                            ----               ----
Total future commitments                                                    $114               $156
                                                                            ----               ----
Amount representing interest (9.65%)                                                            (42)
                                                                                               ----
Net commitments                                                                                $114
                                                                                               ====

Note 9. Commitments

Nuclear Decommissioning

Edison expects to decommission its nuclear generating facilities at the end of their useful lives by a prompt removal method authorized by the
Nuclear Regulatory Commission.   Decommissioning is estimated to cost $1.7
billion in current-year dollars (based on site-specific studies performed in 1993 for San Onofre and 1992 for Palo Verde). Decommissioning is scheduled to begin in 2013 at San Onofre and 2024 at Palo Verde. San Onofre Unit 1, which shut down in 1992, will be stored until decommissioning begins at the other San Onofre units.

Decommissioning costs, which are recovered through customer rates, are recorded as a component of depreciation expense. Decommissioning expense was $122 million in 1994, $141 million in 1993 and $132 million in 1992. The accumulated provision for decommissioning was $919 million at December 31, 1994, and $797 million at December 31, 1993. The estimated costs to decommission San Onofre Unit 1 ($242 million) are recorded as a liability.

Decommissioning funds collected in rates are placed in independent trusts, which, together with accumulated earnings, will be utilized solely for decommissioning.

Trust investments include:

                                                    Maturity              December 31,
In millions                                           Dates           1994             1993
-----------                                         --------          -----            -----
                                                                           (In millions)
Municipal bonds                                     1996-2021         $447            $680
Stocks                                                     --          258              51
U.S. government and agency issues                   1998-2023           98              36
Short-term investments and other                      1994             117              22
                                                                      ----            ----
  Trust fund balance (at cost)                                        $920            $789
                                                                      ====            ====

Trust fund earnings (based on specific identification) increase the trust fund balance and the accumulated provision for decommissioning. Net earnings were $26 million in 1994, $45 million in 1993 and $35 million in 1992. Proceeds from sales of securities (which are reinvested) were $1.1 billion in 1994, $372 million in 1993 and $463 million in 1992. Approximately 87% of the trust fund contributions were tax-deductible.

The Financial Accounting Standards Board is reviewing current accounting practices for removal costs, including decommissioning of nuclear power plants, to determine the proper accounting classification and measurement criteria for these costs. If current industry accounting practices are changed, Edison could be required to report its estimated decommissioning costs as a liability, rather than recognize these costs over the term of each facility's operating license. In addition, trust fund earnings could be recognized as investment income, rather than a component of the accumulated provision for decommissioning. SCEcorp does not believe that such changes, if any, would have an adverse effect on its results of operations due to its current and expected future ability to recover these costs through Edison's customer rates.

Other Commitments

Edison and Mission Energy have fuel supply contracts which require payment only if the fuel is made available for purchase.

Edison has power-purchase contracts with certain qualifying facilities (cogenerators and small power producers) and other utilities. The qualifying facility contracts provide for capacity payments if a facility meets certain performance obligations and energy payments based on actual power supplied to Edison. There are no requirements to make debt-service payments.

Edison has unconditional purchase obligations for part of a power plant's generating output, as well as firm transmission service from another utility. Minimum payments are based, in part, on the debt-service requirements of the provider, whether or not the plant or transmission line is operable. The purchased-power contract is not expected to provide more than 5% of current or estimated future operating capacity. Edison's minimum commitment under both contracts is approximately $225 million through 2017.

Certain commitments for the years 1995 through 1999 are estimated below:

In millions                                           1995        1996        1997        1998       1999
-----------                                           ----        ----        ----        ----       ----
Construction expenditures                            $1,111      $1,027      $  981      $  925     $  857
Fuel supply contracts                                   381         250         263         250        251
Purchased-power capacity payments                       782         772         767         770        773
Unconditional purchase obligations                       11          11          11          10         10

                                                                         39
                                                   SCEcorp and Subsidiaries

Mission Energy guaranteed equity obligations of its subsidiaries related to the Loy Yang B and Gordonsville projects. The Loy Yang B equity obligation (approximately $80 million) is expected to terminate in 1996, when the project becomes fully operational. Mission Energy's partner in the Gordonsville project has agreed to reimburse Mission Energy for its $25 million equity obligation and the partner's parent company has guaranteed this obligation to Mission Energy.

Note 10. Contingencies

In addition to the matters disclosed in these notes, SCEcorp is involved in legal, tax and regulatory proceedings before various courts and governmental agencies with regard to matters arising in the ordinary course of business. SCEcorp believes that the final outcome of these proceedings will not materially affect its results of operations.

Environmental Protection

SCEcorp is subject to numerous environmental laws and regulations, which require it to incur substantial costs to operate existing facilities, construct and operate new facilities, and mitigate or remove the effect of past operations on the environment.

SCEcorp records its environmental liabilities when site assessments and/or remedial actions are probable and a range of reasonably likely cleanup costs can be estimated. SCEcorp reviews its sites and measures the liability quarterly, by assessing a range of reasonably likely costs for each identified site using currently available information, including existing technology, presently enacted laws and regulations, experience gained at similar sites, and the probable level of involvement and financial condition of other potentially responsible parties. These estimates include costs for site investigations, remediation, operations and maintenance, monitoring and site closure. Unless there is a probable amount, SCEcorp records the lower end of this reasonably likely range of costs (classified as other long-term liabilities at undiscounted amounts). While SCEcorp has numerous insurance policies that it believes may provide coverage for some of these liabilities, it does not recognize recoveries in its financial statements until they are realized.

At December 31, 1994, SCEcorp's recorded estimated minimum liability to remediate its 61 identified sites was $114 million, compared with $60 million at the end of 1993. The increase resulted primarily from changes in estimates for a former pole-treating facility and a fuel-oil tank inspection program. The ultimate costs to clean up SCEcorp's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCEcorp believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $215 million. The upper limit of this range of costs was estimated using assumptions least favorable to SCEcorp among a range of reasonably possible outcomes.

SCEcorp expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $4 million to $8 million. Recorded costs for 1994 were $5 million.

SCEcorp's identified sites include several sites for which there is a lack of currently available information including, the nature and magnitude of contamination, and the extent, if any, that SCEcorp may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites at this time.

SCEcorp's 61 identified sites include 58 Edison sites. The CPUC allows Edison to recover environmental-cleanup costs at 23 of its sites, representing $90 million of SCEcorp's recorded liability, through an incentive mechanism (Edison may request to include additional sites). Under this mechanism, Edison will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs through insurance and other third-party recoveries. Edison settled an insurance claim with one carrier, and is pursuing additional recovery from several other carriers. Costs incurred at the remaining 35 sites are expected to be recovered through customer rates. Edison has recorded a regulatory asset of $104 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

Based on information available at this time, SCEcorp believes it is not likely that it will incur amounts in excess of the upper limit of the estimated range and, based upon the CPUC's regulatory treatment of environmental-cleanup costs, SCEcorp believes that costs ultimately recorded will not have a material adverse effect on its result of operations or financial position. There can be no assurance, however, that future developments, including additional information about existing sites or the identification of new sites, will not require material revisions to such estimates.

Nuclear Insurance

Federal law limits public liability claims from a nuclear incident to $9 billion. Edison and other owners of San Onofre and Palo Verde have purchased the maximum private primary insurance available ($200 million). The balance is covered by the industry's retrospective rating plan that uses deferred premium charges. Federal regulations require this secondary level of financial protection. The Nuclear Regulatory Commission exempted San Onofre Unit 1 from this secondary level, effective

                                                                     40
Notes to Consolidated Financial Statements

June 1994. The maximum deferred premium for each nuclear incident is $79 million per reactor, but not more than $10 million per reactor may be charged in any one year for each incident. Based on its ownership interests, Edison could be required to pay a maximum of $158 million per nuclear incident. However, it would have to pay no more than $20 million per incident in any one year. Such amounts include a 5% surcharge if additional funds are needed to satisfy public liability claims and are subject to adjustment for inflation.

Property damage insurance covers losses up to $500 million, including decontamination costs, at San Onofre and Palo Verde. Decontamination liability and property damage coverage exceeding the primary $500 million also has been purchased in amounts greater than federal requirements. Additional insurance covers part of replacement power expenses during an accident-related nuclear unit outage. These policies are issued primarily by mutual insurance companies owned by utilities with nuclear facilities. If losses at any nuclear facility covered by the arrangement were to exceed the accumulated funds for these insurance programs, Edison could be assessed retrospective premium adjustments of up to $42 million per year. Insurance premiums are charged to operating expense.

Note 11.     Investments in Partnerships and
             Unconsolidated Subsidiaries

The Mission companies have equity interests in energy generation projects and real estate investment partnerships. Summarized financial information of these investments was:

In millions                                       Year ended December 31,      1994        1993        1992
-----------                                       -----------------------      ----        ----        ----
Revenue                                                                       $1,256      $1,678     $1,369
Expenses                                                                         969       1,323      1,040
                                                                              ------      ------     ------
Net income                                                                    $  287      $  355     $  329
                                                                              ======      ======     ======

In millions                                                 December 31,       1994        1993
-----------                                                 ------------       ----        ----
Current assets                                                                $  641      $  947
Other assets                                                                   4,121       3,882
                                                                              ------      ------
Total assets                                                                  $4,762      $4,829
                                                                              ======      ======
Current liabilities                                                           $  453      $  490
Other liabilities                                                              2,796       2,434
Equity                                                                         1,513       1,905
                                                                              ------      ------
Total liabilities and equity                                                  $4,762      $4,829
                                                                              ======      ======

Note 12. Business Segments

SCEcorp's business segments include electric utility operations (Edison) and three nonutility segments: unregulated power generation (Mission Energy Company); financial investments (Mission First Financial); and real estate holdings (Mission Land Company). The financial investment and real estate holding segments are not individually significant and are combined for reporting purposes.

SCEcorp's business segment information was:


                                                              Unregulated
                                          Electric               Power
                                           Utility            Generation      Other(1)       SCEcorp
                                          ---------           ----------      --------       -------

1994
Operating revenue                         $ 7,799              $  381         $  165        $ 8,345
Operating income                            1,602                 181             (3)         1,780(2)
Depreciation and decommissioning              891                  40             14            945
Assets                                     18,076               2,843          1,471         22,390
Additions to property and plant               982                 147              8          1,137
                                          -------              ------         ------        -------
1993
Operating revenue                         $ 7,397              $  291         $  151        $ 7,839
Operating income                            1,670                  33(3)         (10)         1,693(2)
Depreciation and decommissioning              893                  19             12            924
Assets                                     18,098               2,287          1,446         21,831
Additions to property and plant             1,040                 208             11          1,259
                                          -------              ------         ------        -------
1992
Operating revenue                         $ 7,722              $  183         $   79        $ 7,984
Operating income                            1,750                 122             15          1,887(2)
Depreciation and decommissioning              797                   4              6            807
Assets                                     15,969               2,045          1,297         19,311
Additions to property and plant               787                 436             18          1,241
                                          -------              ------         ------        -------

Corporate items and eliminations are not material.

(1) Other operating income for Mission First Financial and Mission Land is shown before reported tax benefits of $34 million in 1994, $33 million in 1993 and $16 million in 1992.

(2) Represents operating income before income taxes of $481 million in 1994, $465 million in 1993 and $544 million in 1992.

(3) Includes special charges of $98 million to recognize the reduced value of investments in geothermal power plants, termination of investments in the Carbon II project in Mexico, and additional reserves for project development and other costs.

                                                                        41
                                                  SCEcorp and Subsidiaries

Quarterly Financial Data
Unaudited

                                                                              1994
In millions,                                       -----------------------------------------------------------
except per-share amounts                            Total      Fourth        Third       Second       First
------------------------                            -----      ------        -----       ------       -----
Operating revenue                                   $8,345      $2,042       $2,678      $1,878       $1,747
Operating income                                     1,299         291          430         300          278
Net income                                             681         134          273         142          132
Per share:
   Earnings                                          1.52          .30          .61         .32         .30
   Dividends declared                                1.105         .25          .25         .25         .355
                                                   -------     -------      -------    --------    ---------
Common stock prices:
   High                                            $20-3/8     $15-5/8      $14-1/4     $16-3/4      $20-3/8
   Low                                              12-1/2      12-7/8       12-1/2      12-5/8       16-1/8
   Close                                            14-5/8      14-5/8       12-7/8      12-7/8       16-1/2


                                                                              1993
In millions,                                       -----------------------------------------------------------
except per-share amounts                            Total      Fourth        Third       Second       First
------------------------                            -----      ------        -----       ------       -----
Operating revenue                                   $7,839      $1,862       $2,424      $1,768       $1,785
Operating income                                     1,228         293          349         293          293
Net income                                             639         138          211         141          149
Per share:
   Earnings                                          1.43         .31          .47         .32           .33
   Dividends declared                                1.415        .355         .355        .355          .35
Common stock prices:
   High                                            $25-3/4     $23-5/8      $25-3/4    $24-7/8     $24-13/16
   Low                                              19-7/8      19-7/8       23-1/4     23-3/16     21-7/16
   Close                                            20          20           23-3/8     24-1/4      23-5/8


<CAPTION
Edison Kilowatt-Hour Sales

In millions of kwh
Year Ended December 31,                                       Percent        1994         1993         1992
-----------------------                                       -------      ------       ------        ------
Class of Service:
Residential                                                   29.3%        22,858       22,071        22,823
Commercial                                                    35.8         27,954       26,835        26,637
Industrial                                                    17.6         13,706       13,676        14,159
Public authorities                                             7.8          6,062        6,059         6,231
Resale                                                         8.1          6,323        3,752         3,252
Agricultural                                                   1.4          1,056          888         1,056
Other                                                           --             27           27            28
                                                             -----         ------       ------        ------
Total kilowatt-hour sales                                      100%        77,986       73,308        74,186
                                                             =====         ======       ======        ======




Edison Operating Revenue

In millions
Year Ended December 31,                                       Percent        1994         1993         1992
-----------------------                                       -------      ------       ------        ------
Class of Service:
Residential                                                   36.1%       $ 2,816      $ 2,671       $ 2,766
Commercial                                                    37.4          2,913        2,761         2,875
Industrial                                                    12.9          1,004          979         1,084
Public authorities                                             7.6            592          574           626
Resale                                                         2.5            198          137           132
Agricultural                                                   1.4            113           94           108
Other                                                           --              3            3             3
                                                              ----         ------       ------        ------
Sales of electricity                                          97.9          7,639        7,219         7,594
Other                                                          2.1            160          178           128
                                                              ----         ------       ------        ------
Total operating revenue                                        100%        $7,799       $7,397        $7,722
                                                              ====         ======       ======        ======

                                                                        42
Responsibility for Financial Reporting

The responsibility for the integrity of the accompanying financial statements rests with SCEcorp management. The statements have been prepared in accordance with generally accepted accounting principles and necessarily include management's estimates and judgment after giving due consideration to materiality.

SCEcorp and its subsidiaries maintain systems of internal control to provide reasonable, but not absolute, assurance that assets are safeguarded, transactions are executed in accordance with management's authorization and the accounting records may be relied upon for the preparation of the financial statements. There are limits inherent in all systems of internal control, the design of which involves management's judgment and the recognition that the costs of such systems should not exceed the benefits to be derived. SCEcorp believes its systems of internal control achieve this appropriate balance. These systems are augmented by internal audit programs through which the adequacy and effectiveness of internal controls, policies and procedures are monitored, evaluated and reported to management. Actions are taken to correct deficiencies as they are identified.

Arthur Andersen LLP, SCEcorp's independent public accountants, considered SCEcorp's systems of internal control in order to determine the scope of its auditing procedures for the purpose of expressing an informed opinion on the fairness, in all material respects, of SCEcorp's reported results of operations, cash flows and financial position.

As a further measure to assure the ongoing objectivity of financial information, the audit committee of the board of directors, which is composed of outside directors, meets periodically, both jointly and separately, with management, the independent public accountants and internal auditors, who have unrestricted access to the committee. The committee recommends annually to the board of directors the appointment of a firm of independent public accountants to conduct audits of its financial statements; considers the independence of such firm and the overall adequacy of the audit scope and SCEcorp's systems of internal control; reviews financial reporting issues; and is advised of management's actions regarding financial reporting and internal control matters.

SCEcorp and its subsidiaries maintain high standards in selecting, training and developing personnel to assure that their operations are conducted in conformity with applicable laws and are committed to maintaining the highest standards of personal and corporate conduct. Management maintains programs to encourage and assess compliance with these standards.




                Richard K. Bushey                 John E. Bryson
                Vice President                    Chairman of the Board
                and Controller                    and Chief Executive Officer


February 3, 1995



Report of Independent Public Accountants

To the Shareholders and the Board of Directors, SCEcorp:

We have audited the accompanying consolidated balance sheets of SCEcorp
(a California corporation) and its subsidiaries as of December 31, 1994, and 1993, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of SCEcorp's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SCEcorp and its subsidiaries as of December 31, 1994, and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

As discussed in Note 2, the California Public Utilities Commission has issued a proposal for restructuring the California electric utility industry. If restructuring occurs, it is uncertain if certain costs and obligations incurred to serve customers under the existing regulatory framework will continue to be recovered. Edison has proposed recovery of these costs through a competition transition charge mechanism. It is also uncertain whether Edison will continue to meet the criteria for applying Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" to all of its operations if a new regulatory framework is adopted. Edison is unable to predict the outcome of restructuring and the accompanying financial statements do not include adjustments related to the potential effects of restructuring.

As discussed in Notes 5 and 6 to the financial statements, and as required by generally accepted accounting principles, SCEcorp changed its methods of accounting for income taxes and postretirement benefits other than pensions in 1993.


                                                 ARTHUR ANDERSEN LLP

Los Angeles, California
February 3, 1995

                                                                           44
Selected Financial and Operating Data: 1990 -- 1994  SCEcorp and Subsidiaries

Dollars in millions, except per-share amounts*     1994         1993         1992         1991        1990
----------------------------------------------     ----         ----         ----         ----        ----
SCEcorp and Subsidiaries
Operating revenue                                $ 8,345      $ 7,839      $ 7,984      $ 7,556    $   7,226
Operating expenses                               $ 7,046      $ 6,611      $ 6,641      $ 6,317    $   5,960
Net income                                       $   681      $   639      $   739      $   703    $     786
Weighted-average shares of common
   stock outstanding (in millions)                   448          448          445          437          437
Per-share data:
   Earnings                                      $  1.52      $  1.43      $  1.66      $  1.61    $    1.80
   Dividends paid                                $  1.21      $  1.41      $  1.38      $  1.34    $    1.30
   Dividends declared                            $ 1.105      $ 1.415      $  1.39      $  1.35    $    1.31
   Book value at year-end                        $ 13.72      $ 13.30      $ 13.30      $ 12.91    $   12.59
   Market value at year-end                      $14-5/8      $    20          $22      $23-3/8    $18-15/16
Dividend payout ratio                               79.6%       98.6%        83.1%        83.2%        72.2%
Rate of return on common equity                    11.26%      10.65%       12.54%       12.51%       14.51%
Price/earnings ratio                                 9.6         14.0         13.3         14.5         10.5
Ratio of earnings to fixed charges                  2.48         2.28         2.68         2.53         2.69
Assets                                           $22,390      $21,831      $19,311      $18,343    $  17,684
Retained earnings                                $ 3,452      $ 3,266      $ 3,263      $ 3,150    $   3,038
Common shareholders' equity                      $ 6,144      $ 5,958      $ 5,954      $ 5,681    $   5,503
Preferred securities:
   Not subject to mandatory redemption           $   446      $   359      $   359      $   359    $     359
   Subject to mandatory redemption               $   275      $   275      $   278      $   199    $     210
Long-term debt                                   $ 6,347      $ 6,459      $ 6,320      $ 5,940    $   5,488

Southern California Edison Company

Operating revenue                                $ 7,799      $ 7,397      $ 7,722      $ 7,298    $   6,986
Earnings                                         $   599      $   637      $   631      $   587    $     693
Earnings per SCEcorp common share                $  1.34      $  1.42      $  1.42      $  1.34    $    1.58
Rate of return on common equity                    12.0%        12.9%        13.2%        12.6%        15.0%
Internal generation of funds                         76%          78%          83%          70%          76%
Peak demand in megawatts (MW)                     18,044       16,475       18,413       16,709       17,647
Generation capacity at peak (MW)                  20,615       20,606       20,712       20,875       20,323
Kilowatt-hour sales (in millions)                 77,986       73,308       74,186       71,146       71,614
Customers (in millions)                             4.15         4.12         4.11         4.08         4.03
Full-time employees**                             16,351       16,585       16,922       17,110       16,604

Mission Energy Company

Revenue                                          $   381      $   291      $   183      $   154    $     139
Net income                                       $    55      $     2      $    89      $    83    $      70
Earnings per SCEcorp common share                $   .12      $   .01      $   .20      $   .38    $     .32
Assets                                           $ 2,843      $ 2,286      $ 2,388      $ 1,171    $     931
Rate of return on common equity                      9.6%         0.3%        13.7%        11.8%        16.2%
Ownership in operating projects (MW)               2,048        1,862        1,521        1,160          913
Full-time employees                                  690          673          488          371          291

Mission First Financial

Revenue                                          $    12      $    16      $    37      $    29    $      21
Net income                                       $    33      $    29      $    29      $    25    $      21
Assets                                           $ 1,008      $   972      $   826      $   690    $     517
Rate of return on common equity                     16.8%        14.5%        17.3%        17.2%        17.8%
Full-time employees                                   33           20           18           13           11

* Per-share figures reflect the two-for-one split of SCEcorp common stock effective June 1, 1993.
**  1992-1994 are based on twelve-month averages.

                                                              EXHIBIT 22
                          SCEcorp SUBSIDIARIES

       [00 through 08 are Dunn & Bradstreet tier level indicators]




                             HOLDING COMPANY

00 SCEcorp is a corporation organized under the laws of the State of California and having its principal place of business at 2244 Walnut Grove Avenue (P.O. Box 999), Rosemead, California 91770. It was organized principally to acquire and hold securities of other corporations for investment purposes. SCEcorp has the following subsidiaries:



                          UTILITY SUBSIDIARIES

01 SOUTHERN CALIFORNIA EDISON COMPANY ("Edison") is a California corporation having its principal place of business at 2244 Walnut Grove Avenue (P.O. Box 800), Rosemead, California 91770. Edison is a public utility primarily engaged in the business of supplying electric energy to portions of central and southern California, excluding the City of Los Angeles and certain other cities. Its subsidiaries have the same principal place of business as Southern California Edison Company:

02 CALIFORNIA ELECTRIC POWER COMPANY is an inactive California corporation that remains from a 1964 merger with Edison.

02 CONSERVATION FINANCING CORPORATION is an inactive California corporation that was originally formed to carry out residential conservation financing programs.

02 ENERGY SERVICES, INC. is a California corporation engaged in the business of assisting Edison in optimizing the use of its resources for the benefit of its ratepayers by marketing Edison's capabilities, facilities, products, information, and copyrighted materials to third parties. Energy Services, Inc. does not engage in any activities that would constitute owning or operating facilities used for the generation, transmission, or distribution of electric energy for sale.

02 MONO POWER COMPANY is an inactive California corporation that has been engaged in the business of exploring for and developing fuel resources.

03 THE BEAR CREEK URANIUM COMPANY is an inactive California partnership between Mono Power Company (50%) and Union Pacific Resources (50%) that has been engaged in reclamation of an integrated uranium mining and milling complex in Wyoming.

02 SCE CAPITAL COMPANY is a Delaware corporation that acts as a funding vehicle for financing of fuels, balancing accounts and other corporate purposes of Edison.

02 SOUTHERN STATES REALTY is a California corporation engaged in providing real estate brokerage and consulting services to Edison and third parties.

                        NON-UTILITY SUBSIDIARIES

01 THE MISSION GROUP is a California corporation having its principal place of business at 18101 Von Karman Avenue, Suite 1700, Irvine, California 92715, which was organized to own the stock and coordinate the activities of nonutility companies. The subsidiaries of The Mission Group are as follows:

02 MISSION FIRST FINANCIAL is a California corporation having its principal place of business at 18101 Von Karman Avenue, Suite 1700, Irvine, California 92715. It is engaged in the business of leveraged-leasing transactions and other project financings, either directly or through subsidiaries. Mission First Financial owns a group of subsidiaries and has interests in various partnerships through its subsidiaries. The subsidiaries and partnerships of Mission First Financial are listed below. Unless otherwise indicated, all entities are corporations, are organized under the laws of the State of California, and have the same principal place of business as Mission First Financial.

03  Mission Funding Company
04    Mission Integrated Energy Services
04    Mission Funding Gamma
04    Mission Funding Epsilon
05      Mission Funding Delta
06        Mission Funding Nu
07          EPZ Mission Funding Nu Trust (interest in foreign utility
            company)
05      Mission Investments, Inc. (U.S. Virgin Islands corporation)
        Address:  ABN Trustcompany, Guardian Building,
                  Havensight, 2nd Floor
                  St. Thomas, U.S. Virgin Islands
05      Mission Funding Alpha
06        Mission Funding Mu
07          EPZ Mission Funding Mu Trust (interest in foreign utility
            company)
05      Mission (Bermuda) Investments, Ltd. (Bermuda corporation)
        Address:  Clarendon House, 2 Church Street
                  Hamilton HM CX, Bermuda
05      GEM Energy Company (New York partnership)
04    Mission Funding Beta
04    Mission Funding Theta
04    Mission Funding Kappa
05      ABB Funding Partners, L.P. (partnership)
04    Mission Housing Investments
05      Abby Associates L.P. (Windmere) (partnership) 1%
05      AE Associates L.P. (Avenida Espana) (partnership) 99%
05      Antelope Associates L.P. (partnership) (commitment)
05      Argyle Redevelopment Partnership, Ltd. (Colorado partnership) 99%
05      Avalon Courtyard L.P. (Carson Senior Housing) (partnership) 1%
05      Baker Park Associates L.P. (partnership) (commitment)
05      Bartlett Hill Associates L.P. (partnership) 99%
05      Bracher Associates L.P. (partnership) (commitment)
05      Berry Avenue Associates L.P. (partnership) 1%
05      Carlton Way Apartments L.P. (partnership) 1%
05      Casa del Rio L.P. (Antioch) (partnership) 1%
05      Catalonia Associates L.P. (partnership) (commitment)
05      Centertown Associates L.P. (partnership) 99%
05      Centro Partners L.P. (El Centro) (partnership) 99%
05      Colina Vista L.P. (partnership) (commitment)
05      Corona Ely/Ranch Associates L.P. (partnership) 1%
05      Coyote Springs Apartments Associates L.P. (partnership) 99%
05      Cypress Cove Associates (partnership) 99%
05      Delta Plaza Apartments (partnership) 99%
05      EAH Larkspur Creekside Associates L.P. (partnership) 99%
05      East Cotati Avenue Partners L.P. (partnership) 99%
05      Edmundson Associates L.P. (Willows) (partnership) 99%
05      Fairview Village Associates L.P. (partnership) 1%
05      Farm (The) Associates L.P. (partnership) 99%
05      Fell Street Housing Associates L.P. (partnership) 1%
05      Florin Woods Associates L.P. (partnership) (commitment)
05      Gilroy Redwood Associates L.P. (Redwoods) (partnership) 99%
05      Ginzton Associates L.P. (partnership) 99%
05      Good Samaritan Associates L.P. (partnership) (commitment)
05      Grossman Apartments Investors L.P. (partnership) 99%
05      Heather Glen Associates L.P. (partnership) 99%
05      Hollywood El Centro L.P. (partnership) 1%
05      Holy Family Associates L.P. (partnership) 99%
05      Hope West Apartments L.P. (partnership) 1%
05      Kennedy Lofts Associates L.P. (Massachusetts partnership) 97%
05      La Brea/Franklin L.P. (partnership) 1%
05      Larkin Pine L.P. (partnership) 1%
05 La Terraza Associates L.P. (Carlsbad Villas at Camino Real) (partnership) (commitment)
05      Lavell Village Associates L.P. (partnership)
05      MH I Limited Partnership (partnership) 1%
06        California Park Apartments L.P. (partnership) 99%
05      MH II Limited Partnership (partnership) 1%
06        5363 Dent Avenue Associates L.P. (partnership) 99%
05      MH III Limited Partnership (partnership) 1%
06        DeRose Housing Associates L.P. (partnership) 99%
05      MH IV Limited Partnership (partnership) 1%
06        MPT Apartments L.P. (MacArthur Park) (partnership) 99%
05      MH V Limited Partnership (partnership) 1%
06        Centennial Place L.P. (partnership) 99%
05      Mar Associates L.P. (partnership) 99%
05      Mayacamas Village Associates L.P. (partnership) 1%
05      Mercy Housing California III L.P. (3rd & Reed) (partnership) 1%
05      Mercy Housing California IV L.P. (Vista Grande) (partnership)
        (commitment)
05      MHI Development Fund
05      MHIFED 94 Company
06        MHIFED 94 Limited Partnership (Delaware partnership) 66%
07          Berry Avenue Associates L.P. (partnership) 66%
07          Carlton Way Apartments L.P. (partnership) 66%
07          Casa del Rio L.P. (Antioch) (partnership) 66%
07          Corona Ely/Ranch Associates L.P. (partnership) 66%
07          Fairview Village Associates L.P. (partnership) 66%
07          Fell Street Housing Associates L.P. (partnership) 66%
07          Hope West Apartments L.P. (partnership) 66%
07          Morrone Gardens Associates L.P. (partnership) 66%
07          Pajaro Court Associates L.P. (partnership) 66%
07          Tierra Linda Associates L.P. (partnership) 66%
07          Tlaquepaque Housing Associates L.P. (partnership) 66%
05      MHICAL 94 Company
06        MHICAL 94 Limited Partnership (Delaware partnership)
07          Mayacamas Village Associates L.P. (partnership) 99%
07          Rincon De Los Esteros Associates L.P. (partnership) 99%
07          West Capital Courtyard Limited Partnership (partnership) 99%
07          Winfield Hill Associates L.P. (partnership) 99%
05      MHIFED 95 Company
06        MHIFED 95 Limited Partnership (Delaware partnership) 39.6%
07          Avalon Courtyard L.P. (Carson Senior Housing) (partnership)
            39.6%
07          Hollywood El Centro L.P. (partnership) 39.6%
07          La Brea/Franklin L.P. (partnership) 39.6%
07          Larkin Pine L.P. (partnership) 39.6%
07          Mercy Housing California III L.P. (3rd & Reed) (partnership)
            39.6%
07          Pinole Grove Associates Limited Partnership (partnership)
            39.6%
07          Second Street Center L.P. (Santa Monica) (partnership) 39.6%
07          Solinas Village Partners L.P. (partnership) (commitment) 39.6%
07          Three Oaks Housing L.P. (partnership) (commitment) 39.6%
07          1101 Howard Street Associates L.P. (partnership) 39.6%
05      MHICAL 95 Company
06        MHICAL 95 Limited Partnership (Delaware partnership)
07          Abby Associates L.P. (Windmere) (partnership) 99%
05      MHIFED 95B Company
06        MHIFED 95B Limited Partnership (Delaware partnership)
05      MHIFED 95C Company
06        MHIFED 95C Limited Partnership (Delaware partnership)
07          Oceanside Gardens Limited Partnership (commitment) 99%
05      MHIFED 96A Company
06        MHIFED 96A Limited Partnership (Delaware partnership)
05 Mid-Peninsula Century Village Associates L.P. (Century Village) (partnership) (commitment)
05      Mid-Peninsula Sharmon Palms Associates L.P. (Sharmon Palms)
        (partnership) 99%
05      Mission Capp L.P. (partnership) 99%
05      Mission Housing Alpha
06        Lee Park Investors L.P. (Pennsylvania partnership) 99%
05      Mission Housing Beta
06        Richmond City Center Associates L.P. (partnership) 99%
05      Mission Housing Gamma
06        Del Carlo Court Associates L.P. (partnership) 99%
05      Mission Housing Delta
06        MH I (partnership) 99%
07          California Park Apartments L.P. (partnership)
06        MH II (partnership) 99%
07          5363 Dent Avenue Associates L.P. (partnership)
06        MH III (partnership) 99%
07          DeRose Housing Associates L.P. (partnership)
06        MH IV (partnership) 99%
07          MPT Apartments L.P. (MacArthur Park) (partnership)
06        MH V (partnership) 99%
07          Centennial Place L.P. (partnership)
05      Mission Housing Epsilon
06        Riverside/Liebrandt Partners L.P. (La Playa) (partnership) 99%
05      Mission Housing Zeta
06        Fremont Building Limited Partnership (Crescent Arms)
          (partnership) 99%
05      Mission Housing Theta
06        Mission Housing Investors Partnership 5%GP
07          Forest Winds Associates L.P. (partnership) 5%
07          Glen Eden Associates L.P. (partnership) 5%
07          Gray's Meadows Investors L.P. (partnership) 5%
07          Prince Bozzuto L.P. (Fairground Commons) (Maryland
            partnership) 5%
07          Rancho Park Associates L.P. (partnership) 5%
07          Rustic Gardens Associates L.P. (partnership) 5%
07          Sea Ranch Apartments L.P. (partnership) 5%
07          Springdale Kresson Associates L.P. (Jewish Federation) (New
            Jersey partnership) 5%
07          1028 Howard Street Associates L.P. (partnership) 5%
05      Morrone Gardens Associates L.P. (partnership) 1%
05      Neary Lagoon Partners L.P. (partnership) 99%
05 North Town Housing Partners L.P. (Villa del Norte Village) (partnership) (commitment)
05      Oceanside Gardens Limited Partnership (commitment) 1%
05      Open Doors Associates L.P. (West Valley) (partnership) 99%
05      Pajaro Court Associates L.P. (partnership) 1%
05      Palmer House L.P. (partnership) 99%
05      Park Place Terrace L.P. (partnership) (commitment) 99%
05      Pilot Grove L.P. (Massachusetts partnership) 99%
05      Pinmore Associates L.P. (partnership) (commitment)

05      Pinole Grove Associates Limited Partnership (partnership) 1%
05      Post Office Plaza L.P. (Ohio partnership) 99%
05      Rincon De Los Esteros Associates L.P. (partnership) 1%
05      Rosebloom Associates L.P. (Oakshade) (partnership) 99%
05      San Pablo Senior Housing Associates L.P. (partnership) 99%
05      San Pedro Gardens Associates L.P. (partnership) 99%
05      Santa Paulan Senior Apartments Associates L.P.(partnership) 99%
05      Second Street Center L.P. (Santa Monica) (partnership) 1%
05      Solinas Village Partners L.P. (partnership) (commitment) 1%
05      South Beach Housing Associates L.P. (Steamboat) (partnership) 99%
05      Stoney Creek Associates L.P. (partnership) 99%
05      Studebaker Building L.P. (partnership) 99%
05      Sultana Acres Associates L.P. (partnership) 99%
05      Sunset Creek Partners L.P. (partnership) (commitment)
05      Tabor Grand L.P. (Colorado partnership) 99%
05      The Josephinum Associates L.P. (Washington partnership) 99%
05      Tierra Linda Associates L.P. (partnership) 1%
05      Three Oaks Housing L.P. (partnership) (commitment) 1%
05      Tlaquepaque Housing Associates L.P. (partnership) 1%
05      Tuscany Associates L.P. (Tuscany Villa) (partnership) 99%
05      Washington Creek Associates L.P. (partnership) 99%
05      West Capital Courtyard Limited Partnership (partnership) 1%
05      Westport Village Homes Associates L.P. (partnership) 99%
05      Wheeler Manor Associates L.P. (partnership) 99%
05      Winfield Hill Associates L.P. (partnership) 1%
05      YWCA Villa Nueva Partners L.P. (partnership) 99%
05      16th & Church Street Associates L.P. (partnership) 99%
05      1101 Howard Street Associates L.P. (partnership) 1%
05 210 Washington Avenue Associates (Renaissance Plaza) (Connecticut partnership) 99%
04    Mission First Asset Investment
04    Mission Funding Zeta
05      Huntington L.P. (New York partnership) 50%
03  Renewable Energy Capital Company
03  Burlington Apartments, Inc.
04    Burlington Arboretum L.P. (partnership) 94.6%


02 MISSION LAND COMPANY is a California corporation having its principal place of business at 18101 Von Karman Avenue, Suite 800, Irvine, California 92715. It is engaged, directly and through its subsidiaries, in the business of developing, owning and managing industrial parks and other real property investments. The subsidiaries and partnerships of Mission Land Company are listed below. Unless otherwise indicated, all entities are corporations, are organized under the laws of the State of California, and have the same principal place of business as Mission Land Company.

03  Associated Southern Investment Company
04    Calabasas Park Company (partnership) (inactive) 79%GP
05      Central Valley/Calabasas L.P. (limited partnership) [in
        dissolution] 50%LP
03  Calabasas Palatino, Inc.
04    Central Valley/Calabasas L.P. (limited partnership) [in dissolution]
      50%GP
03  CCC-North (partnership) (inactive) 50%GP
03  Carol Stream Developers General Partnership (Illinois partnership)
    60%GP
03  Centrelake Partners, L.P. (limited partnership) 98%GP
03  Corona Partners Limited Partnership (limited partnership) 99%LP
03  Irwindale Land Company
04    Mission-Koll I (limited partnership) 4%GP
03  Lusk-Mission Industrial Partners I (partnership) 50%GP
03  Mission Airport Park Development Co.

04    Carol Stream Developers General Partnership (Illinois partnership)
      40%GP
04    Centrelake Partners, L.P. (limited partnership) 2%LP
04    Corona Partners Limited Partnership (limited partnership) 1%GP
04    Mission-Nexus I, L.P. (limited partnership) 56%GP
04    Mission-Nexus II, L.P. (limited partnership) 50%GP
04 Mission Vacaville Limited Partnership (limited partnership) (formerly Mission-Messenger Vacaville G.P.) 1%GP
04    Ontario Airport Industrial Park (partnership) 51%GP
03  Mission-CCH I (limited partnership) 60%LP
03  Mission-DAI I, L.P. (limited partnership) (inactive) (equity) 60%LP
03 Mission-Dominion Partners I, L.P. (limited partnership) (equity) 60%LP 03 Mission Industrial Constructors, Inc. (inactive)
03  Mission-Koll I (limited partnership) 96%LP
03  Mission-Nexus I, L.P. (limited partnership) 44%LP
03  Mission-Nexus II, L.P. (limited partnership) 50%LP
03 Mission-Oceangate (partnership) (formerly Mission Comstock Crosser Hickey) 75%GP
03  Mission/Ontario, Inc.
03  Mission Shea I, L.P. (limited partnership) (equity) 50%LP
03  Mission South Bay Company (inactive)
04    Mission-CCH I (limited partnership) 40%GP
04 Mission-Oceangate (partnership) (formerly Mission Comstock, Crosser Hickey G.P.) 25%GP
03  Mission Texas Property Holdings, Inc.
04    Realco Texas Master Limited Partnership (Texas partnership) 1%GP
04    Realco Bend, Ltd. (Texas Partnership) 1%GP
04    Realco Brook, Ltd. (Texas Partnership) 1%GP
04    Realco Crossing, Ltd. (Texas Partnership) 1%GP
04    Realco Green, Ltd. (Texas Partnership) 1%GP
04    Realco Lake, Ltd. (Texas Partnership) 1%GP
04    Realco Landing, Ltd. (Texas Partnership) 1%GP
04    Realco Meadows, Ltd. (Texas Partnership) 1%GP
04    Realco Oaks, Ltd. (Texas Partnership) 1%GP
04    Realco Pointe, Ltd. (Louisiana Partnership) 1%GP
04    Realco Villas, Ltd. (Texas Partnership) 1%GP
03 Mission Vacaville Limited Partnership (limited partnership) (formerly Mission-Messenger Vacaville G.P.) 99%LP
03  Mission-701 Minnesota (limited partnership) (equity) 55%LP
03  Ontario Lakeshore Partners, L.P. (limited partnership) 75%GP
03 Parkway Business Centre Partners, Ltd. (limited partnership) (equity) (inactive) 30%LP
03  Realco Texas Master Limited Partnership (Texas partnership) 99%LP
04    Realco Bend, Ltd. (Texas Partnership) 99%LP
04    Realco Brook, Ltd. (Texas Partnership) 99%LP
04    Realco Crossing, Ltd. (Texas Partnership) 99%LP
04    Realco Green, Ltd. (Texas Partnership) 99%LP
04    Realco Lake, Ltd. (Texas Partnership) 99%LP
04    Realco Landing, Ltd. (Texas Partnership) 99%LP
04    Realco Meadows, Ltd. (Texas Partnership) 99%LP
04    Realco Oaks, Ltd. (Texas Partnership) 99%LP
04    Realco Pointe, Ltd. (Louisiana Partnership) 99%LP
04    Realco Villas, Ltd. (Texas Partnership) 99%LP


02 MISSION POWER ENGINEERING COMPANY is a California corporation having its principal place of business at 18101 Von Karman Avenue, Suite 1700, Irvine, California 92715. It is currently an inactive company. The subsidiaries of Mission Power Engineering Company are listed below. Unless otherwise indicated, all entities are corporations, are organized under the laws of the State of California, and have the same principal place of business as Mission Power Engineering Company.

03  Associated Southern Engineering Company (inactive)

02 MISSION ENERGY COMPANY is a California corporation having its principal place of business at 18101 Von Karman Avenue, Suite 1700, Irvine, California 92715. Mission Energy Company owns the stock of a group of corporations which, primarily through partnerships with non-affiliated entities, are engaged in the business of developing, owning and/or operating cogeneration, geothermal and other energy or energy-related projects pursuant to the Public Utility Regulatory Policies Act of 1978. Mission Energy Company, through wholly owned subsidiaries, also has ownership interests in a number of independent power projects in operation or under development that either have been reviewed by the Commission's staff for compliance with the Act or are or will be exempt wholesale generators under the Energy Policy Act of 1992. In addition, some Mission Energy Company subsidiaries have made fuel-related investments and a limited number of non-energy related investments. The subsidiaries and partnerships of Mission Energy Company are listed below. Unless otherwise indicated, all entities are corporations, are organized under the laws of the State of California and have the same principal place of business as Mission Energy Company.

DOMESTIC:
03  Aguila Energy Company (LP)
04 American Bituminous Power Partners, L.P. (Delaware limited partnership) 49.5%; 50% with Pleasant Valley
05      American Kiln Partners, L.P. (Delaware limited partnership)
03  Anacapa Energy Company (GP)
04    Salinas River Cogeneration Company (partnership) 50%
03  Anacostia Energy Company (D.C. corporation) (inactive)
03  Arrowhead Energy Company
04    Crown Energy, L.P. (New Jersey partnership) 57%
05 Crown Vista Urban Renewal Corporation (New Jersey corporation) 50%; 100% with Vista Energy
03  Balboa Energy Company (GP)
04    Smithtown Cogeneration, L.P. (Delaware partnership) 50%; 100%
      w/Kingspark
03  Bergen Point Energy Company (GP)
04    TEVCO/Mission Bayonne Partnership (Delaware general partnership) 50%
03  Blue Ridge Energy Company (GP)
04 Bretton Woods Cogeneration, L.P. (Delaware limited partnership) 50%; 100% w/Bretton Woods
03  BN Geothermal Inc. (Delaware corporation)
04    Vulcan/BN Geothermal Power Company (Nevada general partnership) 50%
03  Bretton Woods Energy Company (GP & LP)
04 Bretton Woods Cogeneration, L.P. (Delaware limited partnership) 50%; 100% w/Blue Ridge
03  Camino Energy Company (GP)
04    Watson Cogeneration Company (general partnership) 49%
03  Capistrano Cogeneration Company (GP)
04    James River Cogeneration Company (North Carolina partnership) 50%
03  Capitol Energy Company (D.C. corporation) (inactive)
03  Centerport Energy Company (GP & LP)
04    Riverhead Cogeneration I, L.P. (Delaware partnership) 50%; 100%
      w/Ridgecrest
03  Chesapeake Bay Energy Company (formerly Woodland Energy Company) (GP)
04    Delaware Clean Energy Project (Delaware general partnership) 50%
03  Chester Energy Company (no partnership; option Chesapeake,VA)
03  Clayville Energy Company
04    Oconee Energy, L.P. (Delaware limited partnership) 50%; 100%
      w/Coronado
03 Colonial Energy Company (formerly Hentland Energy Company) (inactive) 03 Conejo Energy Company (GP & LP)
04    Del Ranch (Andy Hoch), L.P. (partnership) 50%
03  Coronado Energy Company
04    Oconee Energy, L.P. (Delaware limited partnership) 50%; 100%
      w/Clayville
03  Crescent Valley Energy Company (GP)
04    Beowawe Geothermal Power Company (general partnership) 50%
03  Del Mar Energy Company (GP)
04    Mid-Set Cogeneration Company (partnership) 50%
03  Delaware Energy Conservers, Inc. (Delaware corporation) (inactive)
03  Desert Sunrise Energy Company (Nevada corporation) (inactive)
03  Devereaux Energy Company (LP)
04 Auburndale Power Partners, Limited Partnership (Delaware limited partnership) 49%; 50% w/El Dorado
03  Eastern Sierra Energy Company (GP & LP)
04    Saguaro Power Company, A Limited Partnership (partnership) 50%
03  East Maine Energy Company (inactive)
03  El Dorado Energy Company (GP)
04 Auburndale Power Partners, Limited Partnership (Delaware limited partnership) 1%; 50% w/ Devereaux
03  EMP, Inc. (Oregon corporation) (GP & LP)
04    GEO East Mesa Limited Partnership (partnership) 50%
05      GEO East Mesa Electric Co. (Nevada corporation) (McCabe Plant)
        100%
03  Four Counties Gas Company (inactive)
03  Glenwood Springs Property, Inc. (owns properties in Colorado)
03  Hanover Energy Company
04    Chickahominy River Energy Corp. (Virginia corporation) (GP & LP)
05      Commonwealth Atlantic Limited Partnership (Delaware partnership)
        50%
03  Holtsville Energy Company (GP & LP) (formerly Brookhaven Energy
    Company)
04    Brookhaven Cogeneration, L.P. (Delaware partnership) 50%; 100%
      w/Madera
03  Indian Bay Energy Company (GP & LP)
04    Riverhead Cogeneration III, L.P. (Delaware partnership) 50%; 100%
      w/Santa Ana
03  Jefferson Energy Company (GP & LP) (inactive)
03  Kings Canyon Energy Company (inactive)
03  Kingspark Energy Company (GP & LP)
04    Smithtown Cogeneration, L.P. (Delaware partnership) 50%; 100%
      w/Balboa
03  Laguna Energy Company (inactive) (former interest in Ambit)
03  La Jolla Energy Company (inactive) (used for Belridge)
03  Lake Grove Energy Company (former Mid-County subsidiary) (inactive)
03  Lakeview Energy Company
04    Georgia Peakers, L.P. (Delaware limited partnership) 50%; 100%
      w/Silver Springs
03  Lehigh River Energy Company (GP)
04    TEVCO/Mission Assets Partnership (Delaware general partnership) 50%
05 Continental Energy Associates, Limited Partnership (Massachusetts partnership) 22.5%
03 Longview Cogeneration Company (formerly Columbia River Cogeneration Company, formerly Cabrillo Energy Company) (held for Weyerhauser)
03  Madera Energy Company (GP)
04    Brookhaven Cogeneration, L.P. (Delaware partnership) 50%; 100%
      w/Holtsville
03  Madison Energy Company (formerly Sunshine Generators, Inc.) (LP)
04    Gordonsville Energy, L.P. (Delaware partnership) 49%; 50% w/Rapidan
03  Mission Capital (Delaware Limited Partnership) 3%; MIPS partnership
03 Mission Energy Asia (formerly Cypress Energy Company) Representative office in Singapore [will be renamed Cypress Energy Company]
03  Mission Energy Canada Corporation (British Columbia company)
04    B.C. Star Partners (British Columbia partnership) 50%
04    The Mission Interface Partnership (Province of Ontario general partnership) 50%
03  Mission Energy Fuel Company
04    Mission Energy Methane Company (11-45% int McKenzie coalbed methane)
04    Mission Energy Oil and Gas Company
05      Four Star Oil & Gas Company (partnership) 40%
04    Mission Energy Petroleum Company (Gas contracts w/ Tex. Gas Mktg)
04    Pocono Fuels Company (inactive)
04    Southern Sierra Gas Company
05      TM Star Fuel Company (general partnership) 50%
03  Mission Energy Holdings, Inc.
04    Mission Capital (Delaware Limited Partnership) 97%; MIPS ptnrshp
03 Mission Energy Indonesia (formerly Chula Energy Company) Representative office in Jakarta, Indonesia
03 Mission Energy Mexico (inactive) Representative office in Mexico (no partnership)
03  Mission Energy New York, Inc. (formerly Allegheny Energy Company) (GP
    & LP)
04    Brooklyn Navy Yard Cogeneration Partners, L.P. (Delaware
      partnership) 50%
03  Mission Energy Westside, Inc. (formerly Sun Coast Energy Company)
03  Mission Operations de Mexico, S.A. de C.V. 5%
03  Mission Operation and Maintenance, Incorporated (no partnership)
04    Mission Operations de Mexico, S.A. de C.V. 95%
03  Mission Triple Cycle Systems Company (GP)
04    Triple Cycle Partnership (Texas General Partnership) 50%
03  Niguel Energy Company (GP & LP)
04    Elmore, Ltd. (partnership) 50%
03  North Jackson Energy Company (inactive) [held for Akso Salt Proj]
03  Northern Sierra Energy Company (GP)
04    Sobel Cogeneration Company (general partnership) 50%
03 Ortega Energy Company (no partnership/Mid-County Cogen gas contracts) 03 Otter Point Energy Company (Maryland corporation) (inactive)
03  Panther Timber Company (GP)
04    American Kiln Partners, Limited Partnership (Delaware limited partnership) 2%
03  Patapsco Energy Company (inactive) [used for LAP Cogeneration]
03  Pleasant Valley Energy Company (GP)
04 American Bituminous Power Partners, L.P. (Delaware limited partnership) 0.5%; 50% w/Aguila
05      American Kiln Partners, L.P. (Delaware Limited Partnership)
03  Prince George Energy Company (LP)
04    Hopewell Cogeneration Limited Partnership (Delaware limited partnership) 24.75%
04    Hopewell Cogeneration Inc. (Delaware corporation) 25%
05      Hopewell Cogeneration Limited Partnership (Delaware limited partnership) 1%
03  Quartz Peak Energy Company (LP)
04    Nevada Sun-Peak Limited Partnership (Nevada partnership) 50%
03  Rapidan Energy Company (GP)
04    Gordonsville Energy, L.P. (Delaware partnership) 1%; 50% w/Madison
03  Reeves Bay Energy Company (GP & LP)
04    North Shore Energy L.P. (Delaware partnership) 50%; 100% w/Santa
      Clara
05      Northville Energy Corporation (New York corporation) 100%
03  Ridgecrest Energy Company (GP)
04    Riverhead Cogeneration I, L.P. (Delaware partnership) 50%; 100%
      w/Centerport
03  Rio Escondido Energy Company
04    Energia Del Norte, S.A. de C.V. (partnership) 49%
03  Riverport Energy Company (GP & LP)
04    Riverhead Cogeneration II, L.P. (Delaware partnership) 50%; 100%
      w/San Pedro
03  San Felipe Energy Company (GP & LP)
04    Leathers, L.P. (partnership) 50%
03  San Gabriel Energy Company (inactive) (McKenzie gas contracts)
03  San Jacinto Energy Company (inactive) (used for Belridge)
03  San Joaquin Energy Company (GP)
04    Midway-Sunset Cogeneration Company, L.P. (partnership) 50%
03  San Juan Energy Company (GP)

04    March Point Cogeneration Company (partnership) 50%
03  San Pedro Energy Company (GP)
04    Riverhead Cogeneration II, L.P. (Delaware partnership) 50%; 100%
      w/Riverport
03  Santa Ana Energy Company (GP)
04    Riverhead Cogeneration III, L.P. (Delaware partnership) 50%; 100%
      w/Indian Bay
03  Santa Clara Energy Company (GP)
04    North Shore Energy, L.P. (Delaware partnership) 50%; 100% w/Reeves
      Bay
05      Northville Energy Corporation (New York corporation) 100%
03  Silverado Energy Company (GP)
04    Coalinga Cogeneration Company (partnership) 50%
03  Silver Springs Energy Company
04    Georgia Peakers, L.P. (Delaware limited partnership) 50%; 100%
      w/Lakeview
03  Sonoma Geothermal Company (GP & LP)
04    Geothermal Energy Partners Ltd. (partnership) (Aidlin) 50%GP=5%LP
03  South Coast Energy Company (GP)
04    Harbor Cogeneration Company (partnership) 30%
03  Southern Sierra Energy Company (GP)
04    Kern River Cogeneration Company (general partnership) 50%
03  Viejo Energy Company (GP)
04    Sargent Canyon Cogeneration Company (partnership) 50%
03  Vista Energy Company (New Jersey corporation) (GP & LP)
04    Vista Energy, L.P. (New Jersey limited partnership) 57%
05 Crown Vista Urban Renewal Corporation (New Jersey corporation) 50%; 100% w/Crown Energy
03  Western Sierra Energy Company (GP)
04    Sycamore Cogeneration Company (general partnership) 50%
03  Winters Run Energy Company (Maryland corporation) (inactive)

INTERNATIONAL:
03  MEC International B.V. (Netherlands corporation) (Holding Company)
    Address:  Croeselaan 18, P.O. Box 2790,
              3500 GT Utrecht, The Netherlands
04 Asia Power Development Company (Cayman Island) (Meizhou Wan, Ningbo and Nanhai Projects) 99%SH
      Address:  391-B Orchard Road, Ngee Ann City, Tower B,
                14th Floor, #14-08/10, Singapore 0923
05      Mission China Holdings Company (Cayman Island) (Meizhou Wan
        Project)
        Address:  391-B Orchard Road, Ngee Ann City, Tower B,
                  14th Floor, #14-08/10, Singapore 0923
05      Mission Ningbo Holdings Company (Cayman Island) (Ningbo Project)
        Address:  391-B Orchard Road, Ngee Ann City, Tower B,
                  14th Floor, #14-08/10, Singapore 0923
04 Hydro Energy B.V. (Netherlands company) (formerly Continfin Management B.V.) (equity) 10%
      Address:  Croeselaan 18, P.O. Box 2790,
                3500 GT Utrecht, The Netherlands
05      Compania Mediterranea de Energias, S.A. (Spain corporation)
        (equity)
        Address:  Fortuny, 45, 28010 Madrid, Spain
05      Energias Hidraulicas, S.A. (Spain corporation) (equity)
        Address:  Princesa 3, Madrid, Spain
05      Iberica de Energias, S.A. (Spain corporation) (equity)
        Address:  Fortuny, 45, 28010 Madrid, Spain
04    Iberian Hy-Power Amsterdam B.V. (Netherlands company) (equity) 34%SH
      Address:  Strawinskylaan 1725, Amsterdam, NOORD-HOLL 1077 XX
05      Electra La Mella, S.A. (Spain corporation) (equity) 70%
        Address:  Ercilla, 26-6o Centro, 48011 Bilbao, Spain

05      Electrometalurgica del Ebro, S.A. ("Emesa") (Spain corporation)
        (equity) 80.1%
        Address:  Av. Roma 40-42, Barcelona and Ercilla,
                  26-6o Centro, 48011 Bilbao, Spain
05      Hidroelectrica del Cadagua, S.A. (Spain corporation) (equity) 75%
        Address:  Ercilla, 26-6o Centro, 48011 Bilbao, Spain
05      Hidroelectrica de Casillas, S.A. (Spain corporation) (equity) 49%
        Address:  Av. Ramon & Cajal, 10-B, Sevilla, Spain
05      Hidroelectrica de Olvera, S.A. (Spain corporation) (equity) 66%
        Address:  Ercilla, 26-6o Centro, 48011 Bilbao, Spain
05      Hidroelectrica de Posadas, S.A. (Spain corporation) (equity) 100%
        Address:  Urbanizacion Las Canteras II,
                  Municipio de Camas, Sevilla, Spain
05      Hidroelectrica del Sossis, S.A. (Spain corporation) (equity) 100%
        Address:  Ercilla, 26-6o Centro, 48011 Bilbao, Spain
05      Hydro Energy B.V. (Netherlands company) (equity) 90%
06        Compania Mediterranea de Energias, S.A. (Spain corporation)
          (equity)
06        Energias Hidraulicas, S.A. (Spain corporation) (equity)
06        Iberica de Energias, S.A. (Spain corporation) (equity)
04    Latrobe Power Pty. Ltd. (Australian corporation) 50%
      Address:  Southgate Complex, Level 20, Tower East,
                40 City Road, South Melbourne, Victoria 3205
05 Mission Victoria Partnership (Australian partnership) 52.3% (100% w/ Traralgon PPL 46.69% and MEVALP 1%)
06        Latrobe Power Partnership (Australian partnership) 42%
07          Loy Yang B Joint Venture (Australian joint venture) 51%; 49%
            to outside partner
04    Loy Yang Holdings Pty. Ltd. (Australian corporation) 100%
      Address:  Southgate Complex, Level 20, Tower East,
                40 City Road, South Melbourne, Victoria 3205
05      Latrobe Power Pty. Ltd. (Australian corporation) 50%
06        Mission Victoria Partnership (Australian partnership)
07          Latrobe Power Partnership (Australian partnership)
08            Loy Yang B Joint Venture (Australian joint venture)
05      Mission Energy Australia Ltd. (Australian public company)
        Address:  Southgate Complex, Level 20, Tower East,
                  40 City Road, South Melbourne, Victoria 3205
06        Latrobe Power Partnership (Australian partnership) 58%
07          Loy Yang B Joint Venture (Australian joint venture)
05      Mission Energy Ventures Australia Pty. Ltd. (Australian company)
        Address:  Southgate Complex, Level 20, Tower East,
                  40 City Road, South Melbourne, Victoria 3205
06        Mission Victoria Partnership (Australian partnership) 1%
07          Latrobe Power Partnership (Australian partnership)
08            Loy Yang B Joint Venture (Australian joint venture)
05      Traralgon Power Pty. Ltd. (Australian corporation) 50%
        Address:  Southgate Complex, Level 20, Tower East,
                  40 City Road, South Melbourne, Victoria 3205
06        Mission Victoria Partnership (Australian partnership) 46.7%
07          Latrobe Power Partnership (Australian partnership)
08            Loy Yang B Joint Venture (Australian joint venture)
04    MEC Esenyurt B.V. (Netherlands company) (Doga Project) 99%SH
      Address:  Croeselaan 18, P.O. Box 2790,
                3500 GT Utrecht, The Netherlands
04    MEC India B.V. (Netherlands company) (Jojobera Project) 99%SH
      Address:  Croeselaan 18, P.O. Box 2790,
                3500 GT Utrecht, The Netherlands
04    MEC Indonesia B.V. (Netherlands company) 99%
      Address:  Croeselaan 18, P.O. Box 2790,
                3500 GT Utrecht, The Netherlands
05      P. T. Paiton Energy Company (Indonesia company) (equity) (Paiton
        Project) 32.5%
04    MEC International Holdings B.V. (Netherlands corporation) 100%SH
      Address:  Croeselaan 18, P.O. Box 2790,
                3500 GT Utrecht, The Netherlands
05 Asia Power Development Company (Cayman Island) (Meizhou Wan, Ningbo and Nanhai Projects) 1%SH
06        Mission China Holdings Company (Cayman Island) (Meizhou Wan
          Project)
06        Mission Ningbo Holdings Company (Cayman Island) (Ningbo Project)
05      MEC Esenyurt B.V. (Netherlands company) (Doga Project) 1%SH
05      MEC India B.V. (Netherlands company) (Jojobera Project) 1%SH
06        Mission Energy Jojobera (Mauritius) (Jojobera Project company)
05      MEC Indonesia B.V. (Netherlands company) 1%
06        P. T. Paiton Energy Company (Indonesia company) (equity) (Paiton
          Project)
05      MEC ISE B.V. (Netherlands company) (Ilva Project) 1%SH
05      MEC Laguna Power B.V. (Netherlands company) (Malaya Project) 1%SH
05      MEC Perth B.V. (Netherlands company) (Kwinana Project) 1%SH
05      MEC Priolo B.V. (Netherlands company) (ISAB Project) 1%SH
06        ISAB Energy, s.r.l. (equity) 49%
05      Mission Ningbo Holdings Company (Cayman Island) (Ningbo Project)
        1%
04    MEC ISE B.V. (Netherlands company) (Ilva Project) 99%SH
      Address:  Croeselaan 18, P.O. Box 2790,
                3500 GT Utrecht, The Netherlands
04    MEC Laguna Power B.V. (Netherlands company) (Malaya Project) 99%SH
      Address:  Croeselaan 18, P.O. Box 2790,
                3500 GT Utrecht, The Netherlands
04    MEC Perth B.V. (Netherlands company) (Kwinana Project) 99%SH
      Address:  Croeselaan 18, P.O. Box 2790,
                3500 GT Utrecht, The Netherlands
04    MEC Priolo B.V. (Netherlands company) (ISAB Project) 99%SH
      Address:  Croeselaan 18, P.O. Box 2790,
                3500 GT Utrecht, The Netherlands
05      ISAB Energy, S.r.l. (equity)
04    Mission Energy Asia Pte Ltd. (Singapore private company limited by shares) 100%
      Address:  391-B Orchard Road, Ngee Ann City, Tower B,
                14th Floor, #14-08/10, Singapore 0923
04 Mission Energy Company (UK) Limited (United Kingdom private limited company) 100%
      Address:  Lansdowne House, Berkeley Square,
                London W1X5DH England
05 Derwent Cogeneration Limited (United Kingdom private limited company) (equity) 33%
        Address:  Lansdowne House, Berkeley Square,
                  London W1X5DH England
05      Mission Energy Limited (United Kingdom private limited company)
        Address:  Lansdowne House, Berkeley Square,
                  London W1X5DH England
05      Mission Energy Services Limited (United Kingdom private limited company)
        Address:  Lansdowne House, Berkeley Square,
                  London W1X5DH England
05 Mission (No. 2) Limited (United Kingdom private limited company) (formerly Mowlem Power Ltd.)
        Address:  Lansdowne House, Berkeley Square,
                  London W1X5DH England
05      Pride Hold Limited (United Kingdom corporation) 99%
        Address:  Lansdowne House, Berkeley Square,
                  London W1X5DH England
06        Lakeland Power Limited (United Kingdom private company) 80%SH
          Address:  Roosecote Power Station, Barrow-In-Furness,
                    Cumbria LA13 OPR England
06        Lakeland Power Development Company (United Kingdom corporation)
          100%
          Address:  Lansdowne House, Berkeley Square,
                    London W1X5DH England

04    Mission Energy Holdings Pty. Ltd. (Australian corporation) 100%
      Address:  Southgate Complex, Level 20, Tower East,
                40 City Road, South Melbourne, Victoria 3205
05      Mission Energy Development Australia Pty. Ltd. (Australian
        corporation)
        Address:  Southgate Complex, Level 20, Tower East,
                  40 City Road, South Melbourne, Victoria 3205
05      Mission Energy Management Australia Pty. Ltd. (Australian
        corporation)
        Address:  P.O. Box 1792, Traralgon, Victoria 3844, Australia
05 Mission Energy Holdings Superannuation Fund Pty Ltd. (retirement fund required by Australia law) 100%
04    Pride Hold Limited (United Kingdom corporation) 1%
      Address:  Lansdowne House, Berkeley Square,
                London W1X5DH England
05      Lakeland Power Limited (United Kingdom private company)
        Address:  Roosecote Power Station, Barrow-In-Furness,
                  Cumbria LA13 OPR England
05      Lakeland Power Development Company (United Kingdom corporation)
        Address:  Lansdowne House, Berkeley Square,
                  London W1X5DH England
04    Traralgon Power Pty. Ltd. (Australian corporation) 50%
      Address:  Southgate Complex, Level 20, Tower East,
                40 City Road, South Melbourne, Victoria 3205
05      Mission Victoria Partnership (Australian partnership) 46.7%
06        Latrobe Power Partnership (Australian partnership)
07          Loy Yang B Joint Venture (Australian joint venture)

                                                                 EXHIBIT 23
                  CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS



    As independent public accountants, we hereby consent to the incorporation by reference of our report dated February 3, 1995, (the Report of Independent Public Accountants) appearing on page 42 of the 1994 Annual Report to Shareholders of SCEcorp (Exhibit 13 included herein) in this Annual Report on Form 10-K for the year ended December 31, 1994 of SCEcorp. It should be noted that we have not audited any financial statements of SCEcorp subsequent to December 31, 1994 or performed any audit procedures subsequent to the date of our report.

    We further consent to the incorporation by reference of the above-mentioned Report of Independent Public Accountants, incorporated by reference in this Annual Report on Form 10-K, and to the incorporation by reference of our report (the Report of Independent Public Accountants on Supplemental Schedule), appearing on page 29 of this Annual Report on Form 10-K, in the SCEcorp Registration Statements which follow:

  Registration Form               File No.               Effective Date
  -----------------               --------               --------------

     Form S-8                     33-32302                June 2, 1993
     Form S-8                     33-46713                June 2, 1993
     Form S-8                     33-46714                June 2, 1993
     Form S-3                     33-47389                June 2, 1993
     Form S-8                     33-51225                November 30, 1993
     Form S-3                     33-44148                September 17, 1993




                               ARTHUR ANDERSEN LLP


Los Angeles, California
March 27, 1995

                                                               EXHIBIT 24.1
                                   SCEcorp

                              POWER OF ATTORNEY


    The undersigned, SCEcorp, a California corporation, and certain of its officers and/or directors do each hereby constitute and appoint JOHN E. BRYSON, ALAN J. FOHRER, BRYANT C. DANNER, R. K. BUSHEY, C. ALEX MILLER, KENNETH S. STEWART, W. J. SCILACCI, JAMES R. BERG, L. C. CLARK, PATRICIA
N. GLAZIER, VICTORIA W. SCHWARTZ, DOROTHY J. FULCO, JOHN STADNIK, THOMAS
J. DENNIS and CHARLES COOKE, or any of them, to act as attorney-in-fact, for and in their respective names, places, and steads, to execute, sign, and file or cause to be filed an Annual Report on Form 10-K for the fiscal year ended December 31, 1994, the quarterly reports on Form 10-Q for each of the first three quarters of fiscal year 1995, from time to time during 1995 any current report on Form 8-K and any and all supplements and amendements thereto, to be filed by SCEcorp with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, for the purpose of complying with Sections 13 or 15(d) of the Securities Exchange Act of 1934, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform all and every act and thing whatsoever requisite, necessary and appropriate to be done in and about the premises as fully and to all intents and purposes as the undersigned or any of them might or could do if personally present, hereby ratifying and approving the acts of each of said attorneys-in-fact.

    Executed at Rosemead, California, as of this 16th day of February, 1995.

                                   SCEcorp


                                   By             John E. Bryson
                                      -----------------------------------
                                               Chairman of the Board
                                            and Chief Executive Officer


(Seal)

Attest:



        Kenneth S. Stewart
---------------------------------
             Secretary

1995 SCEcorp 10-K Power of Attorney
Principal Executive Officer:

          John E. Bryson
---------------------------            Chairman of the Board, Chief
          John E. Bryson               Executive Officer and Director

Principal Financial Officer:

          Alan J. Fohrer
----------------------------           Senior Vice President, Treasurer
          Alan J. Fohrer               and Chief Financial Officer

Controller and Principal Accounting Officer:

           R. K. Bushey
----------------------------           Vice President and Controller
           R. K. Bushey

Directors:

    Howard P. Allen                         J. J. Pinola
--------------------      Director     ----------------------      Director
    Howard P. Allen                         J. J. Pinola

    N. Barker, Jr.                         James M. Rosser
--------------------      Director     ----------------------      Director
    N. Barker, Jr.                         James M. Rosser

   Camilla C. Frost                      Henry T. Segerstrom
--------------------      Director     ----------------------      Director
   Camilla C. Frost                      Henry T. Segerstrom

   Walter B. Gerken                      E. L. Shannon, Jr.
--------------------      Director     -----------------------     Director
   Walter B. Gerken                      E. L. Shannon, Jr.

    Joan C. Hanley                         Robert H. Smith
---------------------     Director     -----------------------     Director
    Joan C. Hanley                         Robert H. Smith

  Carl F. Huntsinger                      Daniel M. Tellep
---------------------     Director     -----------------------     Director
  Carl F. Huntsinger                      Daniel M. Tellep

   Charles D. Miller                      James D. Watkins
---------------------     Director     -----------------------     Director
   Charles D. Miller                      James D. Watkins

                                           Edward Zapanta
---------------------     Director     -----------------------     Director
    Luis G. Nogales                        Edward Zapanta

                                                        EXHIBIT 24.2


    I, MOLLY K. BYRD, Assistant Secretary of SCEcorp, certify that the attached is an accurate and complete copy of a resolution of the Board of Directors of the corporation, dully adopted at a meeting of its Board of Directors held on February 16, 1995.

Dated:  March 27, 1995

                                              Molly K. Byrd
                               ---------------------------------------
                                           Assistant Secretary
                                                 SCEcorp

               RESOLUTION OF THE BOARD OF DIRECTORS OF

                               SCEcorp

                     Adopted:  February 16, 1995

              RE:    ANNUAL REPORT ON FORM 10-K



    WHEREAS, the Securities Exchange Act of 1934 and regulations thereunder require that Annual, Quarterly and Current Reports be filed with the Securities and Exchange Commission ("Commission"); and it is desirable to effect such filings over the signatures of attorneys-in-fact;

    NOW, THEREFORE, BE IT RESOLVED, that each of the officers of this corporation is hereby authorized to file or cause to be filed with the Commission the Annual Report on Form 10-K of this corporation for the year ended December 31, 1994, Quarterly Reports on Form 10-Q for each of the first three quarters of 1995, Current Reports on Form 8-K as needed, and any required or appropriate supplements or amendments to such reports, all in such forms as the officer acting or counsel for this corporation considers appropriate.

    BE IT FURTHER RESOLVED, that each of the officers of this corporation is hereby authorized to execute and deliver on behalf of this corporation and in its name a power of attorney appointing John E. Bryson, Bryant C. Danner, Alan J. Fohrer, R. K. Bushey, C. Alex Miller, Kenneth S. Stewart,
W. J. Scilacci, James R. Berg, L. C. Clark, Patricia N. Glazier, Victoria
W. Schwartz, Dorothy J. Fulco, John Stadnik, Thomas J. Dennis, and Charles Cooke, and each of them, to act severally as attorney-in-fact for this corporation for the purpose of executing and filing with the Commission the above-described reports and any amendments and supplements thereto.