Form 10-Q
period 1995-03-31
SCECORP
filed 1995-05-11
CIK 827052

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended              March 31, 1995
                                ---------------------------------------


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
Yes  X   No
   -----    -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


          Class                              Outstanding at May 5, 1995
- - - - --------------------------                   --------------------------
Common Stock, no par value                           447,170,074

                                    SCEcorp

                                     INDEX


                                                                     Page
                                                                      No.
                                                                     ----
Part I.  Financial Information:

  Item 1.  Consolidated Financial Statements:

      Consolidated Statements of Income--Three
         Months Ended March 31, 1995, and 1994                         2

      Consolidated Balance Sheets--March 31, 1995, and
         December 31, 1994                                             3

      Consolidated Statements of Cash Flows--Three Months
         Ended March 31, 1995, and 1994                                5

      Notes to Consolidated Financial Statements                       6

  Item 2.  Management's Discussion and Analysis of Results
              of Operations and Financial Condition                   12

Part II.  Other Information:

  Item 1.  Legal Proceedings                                          21

  Item 4.  Submission of Matters to a Vote
             of Security Holders                                      24

  Item 6.  Exhibits and Reports on Form 8-K                           24

SCEcorp

PART I--FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
In thousands, except per-share amounts

                                                            3 Months Ended
                                                               March 31,
                                                     -------------------------
                                                        1995           1994
                                                     ----------     ----------
                                                            (Unaudited)

Electric utility revenue                              $1,721,773     $1,676,679
Diversified operations                                   100,260         70,361
                                                      ----------     ----------
Total operating revenue                                1,822,033      1,747,040
                                                      ----------     ----------
Fuel                                                     164,465        195,769
Purchased power                                          487,092        489,515
Provisions for regulatory adjustment
  clauses -- net                                          28,761         (8,906)
Other operating expenses                                 316,278        323,402
Maintenance                                               97,895         84,176
Depreciation and decommissioning                         243,333        239,290
Income taxes                                             111,726         90,828
Property and other taxes                                  54,789         54,557
                                                      ----------     ----------
Total operating expenses                               1,504,339      1,468,631
                                                      ----------     ----------
Operating income                                         317,694        278,409
                                                      ----------     ----------
Provision for rate phase-in plan                         (29,775)       (32,646)
Allowance for equity funds used
  during construction                                      5,524          3,924
Interest income                                           14,476          9,279
Minority interest                                        (11,651)        (9,401)
Other nonoperating income -- net                           4,544         21,892
                                                      ----------     ----------
Total other income (deductions) -- net                   (16,882)        (6,952)
                                                      ----------     ----------
Income before interest and other expenses                300,812        271,457
                                                      ----------     ----------
Interest on long-term debt                               128,743        125,082
Other interest expense                                    23,639         18,393
Allowance for borrowed funds used
  during construction                                     (4,195)        (4,090)
Capitalized interest                                     (13,137)       (10,309)
Dividends on subsidiary preferred securities              12,217         10,020
                                                      ----------     ----------
Total interest and other expenses -- net                 147,267        139,096
                                                      ----------     ----------
Net income                                            $  153,545     $  132,361
                                                      ==========     ==========
Weighted-average shares of common stock
  outstanding                                            447,619        447,799
Earnings per share                                          $.34          $ .30
Dividends declared per common share                         $.25          $.355



The accompanying notes are an integral part of these financial statements.

SCEcorp

CONSOLIDATED BALANCE SHEETS
In thousands

                                                    March 31,       December 31,
                                                      1995             1994
                                                 -------------      -----------
                                                   (Unaudited)
ASSETS

Utility plant, at original cost                   $19,238,151        $19,121,964
Less -- accumulated provision for
  depreciation and decommissioning                  7,932,747          7,710,227
                                                  -----------        -----------
                                                   11,305,404         11,411,737
Construction work in progress                         924,521            906,766
Nuclear fuel, at amortized cost                       120,600             98,044
                                                  -----------        -----------
Total utility plant                                12,350,525         12,416,547
                                                  -----------        -----------
Nonutility property -- less
  accumulated provision for
  depreciation of $109,224 and $101,093
  at respective dates                               1,959,059          1,977,069
Nuclear decommissioning trusts                      1,004,218            919,351
Investments in partnerships and
  unconsolidated subsidiaries                       1,361,392          1,200,927
Investments in leveraged leases                       560,799            555,564
Other investments                                      49,498             39,584
                                                  -----------        -----------
Total other property and investments                4,934,966          4,692,495
                                                  -----------        -----------
Cash and equivalents                                  284,673            533,957
Receivables, including unbilled
  revenue, less allowances of
  $23,500 and $23,934 for uncollectible
  accounts at respective dates                        872,982            975,064
Fuel inventory                                        113,634            116,929
Materials and supplies, at average cost               169,818            129,109
Accumulated deferred income taxes -- net              226,742            271,308
Prepayments and other current assets                   67,151            107,731
                                                  -----------        -----------
Total current assets                                1,735,000          2,134,098
                                                  -----------        -----------
Unamortized debt issuance and
  reacquisition expense                               350,682            356,557
Rate phase-in plan                                    214,475            240,730
Unamortized nuclear plant -- net                      145,556            171,071
Income tax-related deferred charges                 1,823,242          1,816,414
Other deferred charges                                585,665            562,335
                                                  -----------        -----------
Total deferred charges                              3,119,620          3,147,107
                                                  -----------        -----------
Total assets                                      $22,140,111        $22,390,247
                                                  ===========        ===========








The accompanying notes are an integral part of these financial statements.

SCEcorp

CONSOLIDATED BALANCE SHEETS
In thousands, except share amounts

                                                    March 31,       December 31,
                                                      1995              1994
                                                  -----------       -----------
                                                   (Unaudited)

CAPITALIZATION AND LIABILITIES

Common shareholders' equity:
  Common stock (447,281,074 and 447,799,172
    shares outstanding at respective dates)        $ 2,688,460       $ 2,691,574
  Retained earnings                                  3,488,411         3,451,842
                                                   -----------       -----------
                                                     6,176,871         6,143,416
Preferred securities of subsidiaries:
  Not subject to mandatory redemption                  446,255           446,255
  Subject to mandatory redemption                      275,000           275,000
Long-term debt                                       6,527,459         6,347,188
                                                   -----------       -----------
Total capitalization                                13,425,585        13,211,859
                                                   -----------       -----------
Other long-term liabilities                            334,855           311,063
                                                   -----------       -----------
Current portion of long-term debt                       43,513           231,370
Short-term debt                                        462,807           845,514
Accounts payable                                       323,523           412,930
Accrued taxes                                          587,498           530,163
Accrued interest                                       131,961            99,770
Dividends payable                                      115,673           115,803
Regulatory balancing accounts -- net                    98,683            55,710
Deferred unbilled revenue and other
  current liabilities                                  925,700           865,758
                                                   -----------       -----------
Total current liabilities                            2,689,358         3,157,018
                                                   -----------       -----------
Accumulated deferred income
  taxes -- net                                       4,036,539         4,059,372
Accumulated deferred investment
  tax credits                                          427,198           432,265
Customer advances and other
  deferred credits                                     629,393           616,110
                                                   -----------       -----------
Total deferred credits                               5,093,130         5,107,747
                                                   -----------       -----------
Minority interest                                      597,183           602,560
                                                   -----------       -----------
Commitments and contingencies
  (Notes 1, 2 and 3)


Total capitalization and liabilities               $22,140,111       $22,390,247
                                                   ===========       ===========








The accompanying notes are an integral part of these financial statements.

SCEcorp

CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands

                                                            3 Months Ended
                                                               March 31,
                                                     -------------------------
                                                         1995          1994
                                                     ---------     -----------
                                                              (Unaudited)
Cash flows from operating activities:
Net income                                            $ 153,545      $ 132,361
Adjustments for non-cash items:
  Depreciation and decommissioning                      243,333        239,290
  Amortization                                           13,519         29,189
  Rate phase-in plan                                     26,255         29,729
  Deferred income taxes and investment tax
    credits                                              10,260            909
  Equity in income from partnerships and
    unconsolidated subsidiaries                         (15,048)        (3,394)
  Other long-term liabilities                            23,792         35,817
  Other -- net                                          (33,367)       (65,045)
Changes in working capital components:
  Receivables                                           102,075         72,190
  Regulatory balancing accounts                          42,973        (19,108)
  Fuel inventory, materials and supplies                (37,414)        (3,306)
  Prepayments and other current assets                   40,580         47,325
  Accrued interest and taxes                             89,524         73,306
  Accounts payable and other current
    liabilities                                         (71,281)       (49,361)
Distributions from partnerships and
  unconsolidated subsidiaries                            35,969         11,846
                                                      ---------      ---------
Net cash provided by operating activities               624,715        531,748
                                                      ---------      ---------
Cash flows from financing activities:
Long-term debt issued                                   231,708         45,999
Long-term debt repayments                              (317,763)      (213,762)
Nuclear fuel financing -- net                            22,010         (1,457)
Short-term debt financing -- net                       (292,707)       141,158
Dividends paid                                         (111,950)      (158,969)
                                                      ---------      ---------
Net cash used by financing activities                  (468,702)      (187,031)
                                                      ---------      ---------
Cash flows from investing activities:
Additions to property and plant                        (245,844)      (277,903)
Funding of nuclear decommissioning trusts               (24,157)       (34,698)
Investments in partnerships and
  unconsolidated subsidiaries                          (129,754)       (70,359)
Other -- net                                             (5,542)        49,312
                                                      ---------      ---------
Net cash used by investing activities                  (405,297)      (333,648)
                                                      ---------      ---------
Net increase (decrease) in cash and
  equivalents                                          (249,284)        11,069
Cash and equivalents, beginning of period               533,957        420,510
                                                      ---------      ---------
Cash and equivalents, end of period                   $ 284,673      $ 431,579
                                                      =========      =========







The accompanying notes are an integral part of these financial statements.

SCEcorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management's Statement

In the opinion of management, all adjustments necessary to present a fair statement of the financial position and results of operations for the periods covered by this report, have been made.

SCEcorp's significant accounting policies were described in Note 1 of "Notes to Consolidated Financial Statements" included in its 1994 Annual Report on Form 10-K filed with the Securities and Exchange Commission. SCEcorp follows the same accounting policies for interim reporting purposes. This quarterly report should be read in conjunction with SCEcorp's 1994 Annual Report.

Certain prior-period amounts have been reclassified to conform to the March 31, 1995, financial statement presentation.

Note 1. Regulatory Matters

1995 General Rate Case Proposed Settlement Agreement

In 1994, Edison and the California Public Utilities Commission's (CPUC) Division of Ratepayer Advocates (DRA) filed a settlement agreement related to Edison's 1995 general rate case. The settlement, which requires CPUC approval, includes a $67 million reduction in Edison's 1995 non-fuel revenue and, beginning February 1, 1996, accelerated recovery (by 2003, instead of 2012) of Edison's remaining investment in San Onofre Nuclear Generating Station Units 2 and 3, with an incentive pricing plan for future operating costs.

Edison's unrecovered investment in Units 2 and 3 (approximately $2.7 billion) would be collected over an eight-year period earning a reduced rate of return of 7.78%, compared to the current 9.8%. Under the incentive pricing plan, which would replace traditional regulation and rate recovery, Edison will receive approximately 4 cents per kilowatt-hour to cover its portion of San Onofre's ongoing operating and incremental capital expenditures during the eight-year period. At the end of this period, customers would bear no further obligation for the units, except certain costs associated with decommissioning and permanent closure. Edison would then sell power generated by San Onofre under prices, terms and conditions which conform to any then-existing regulatory procedures.

On April 26, 1995, the DRA filed supplemental testimony recommending a 0.25-cent-per-kilowatt-hour decrease to the incentive prices originally agreed to in the proposed settlement. The DRA claims the decrease is based on "new information" obtained after the settlement was negotiated, but prior to the hearings. Edison has filed rebuttal testimony showing that the information the DRA is citing is not new and is requesting that the CPUC adopt the original settlement. Hearing are scheduled to begin on May 15, 1995.

The $67 million revenue reduction has been included in 1995 rates. This reduction may change depending on the CPUC's final decision expected in late 1995.

Electric Utility Industry Restructuring Proposals

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

SCEcorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the CPUC hearings, Edison stressed that its competitive power market proposal would provide all electric customers with the benefits of a competitive marketplace, reliability and operating efficiency and proposed a schedule for implementing Edison's competitive market plan with customer choice beginning in 1998. Subsequent to the CPUC proposal, the state legislature passed a resolution requesting the CPUC to withhold implementation of any restructuring plan until its impact can be evaluated by the legislature and governor. The CPUC issued an interim report to the state legislature on January 24, 1995, describing the positions of the parties and CPUC activities to date. The CPUC has postponed the issuance date for its proposed policy statement from March 22, 1995, to May 24, 1995.

Edison filed a proposal with the CPUC recommending implementation of a competition transition charge mechanism beginning in 1998, for full recovery of utility investments and obligations incurred to serve customers under the existing regulatory framework. In its filing, Edison estimates its potential transition costs through 2025 to be approximately $9.3 billion (net present value), based on an assumed 1998 market price of 4 cents per kilowatt-hour. The potential transition costs are comprised of: $4.9 billion from Edison's qualifying facility contracts, which are the direct result of legislative and regulatory mandates; $600 million from costs pertaining to certain generating plants; and $3.8 billion from regulatory commitments to be recovered in the future. Such commitments include deferred taxes, postretirement benefit transition costs, accelerated recovery of nuclear plants, nuclear decommissioning and certain other costs. At March 31, 1995, these commitments included recorded regulatory assets of approximately $1 billion.

Edison currently applies accounting standards that recognize the economic effects of rate regulation. If rate recovery of generation-related costs becomes unlikely or uncertain, whether due to competition or regulatory action, these accounting standards may no longer apply to Edison's generation operations and the $1 billion would be a non-cash charge against earnings. Additionally, Edison may have write-offs associated with its potential transition costs if these costs are not recovered
through a competition transition charge or other mechanism.   Until the
CPUC establishes more definitive valuation and pricing criteria for its restructuring proposal, including a recovery mechanism for the transition charges, Edison cannot predict the effect of the proposal on its results of operations.

A new accounting standard, effective January 1996, requires impairment losses on long-lived assets to be recognized when an asset's book value exceeds its expected future cash flows (undiscounted). The current standard bases impairment losses on the probability of recovery of an

SCEcorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

asset's book value. The new standard also imposes stricter criteria for retention of regulatory-created assets. Due to the regulatory uncertainties mentioned above, Edison cannot predict the effect of the new accounting standard on its generation-related assets; however, the timing of potential impairment losses for regulatory-created assets may be affected.

In March 1995, the Federal Energy Regulatory Commission (FERC) proposed rules which would require utilities to provide wholesale open access to the nation's interstate transmission grid, while allowing them to recover stranded costs associated with open transmission access. To help insure that wholesale open access promotes competition, the FERC proposed development of industry-wide real-time information networks that would require utilities to provide simultaneous information to all parties trading wholesale electric power. The proposal defines stranded costs as legitimate, prudent and verifiable costs incurred by a utility to provide service to customers that would subsequently become unbundled wholesale transmission service customers of the utility. Edison is currently analyzing the FERC proposal and expects to file comments in August 1995.

Mohave Generating Station

A 1994 CPUC decision stated that Edison was liable for expenditures related to a 1985 accident at the Mohave Generating Station. The CPUC ordered a second phase of this proceeding to quantify the disallowance. SCEcorp believes that the final outcome of this matter will not materially affect its results of operations.

Note 2.  Nuclear Decommissioning

Edison plans to decommission its nuclear generating facilities at the end of each facility's operating license by a prompt removal method authorized
by the Nuclear Regulatory Commission.   Decommissioning is estimated to
cost $1.8 billion in current-year dollars, based on site-specific studies performed in 1993 for San Onofre and 1992 for Palo Verde Nuclear Generating Station. Decommissioning is scheduled to begin in 2013 at San Onofre and 2024 at Palo Verde. San Onofre Unit 1, which shut down in 1992, will be stored until decommissioning begins at the other San Onofre units.

Decommissioning costs, which are recovered through customer rates, are recorded as a component of depreciation expense. Decommissioning expense was $33 million and $35 million for the three months ended March 31, 1995 and 1994, respectively. The accumulated provision for decommissioning was $951 million at March 31, 1995, and $919 million at December 31, 1994.
The estimated costs to decommission San Onofre Unit 1 ($242 million) are recorded as a liability.

Decommissioning funds collected in rates are placed in independent trusts, which, together with accumulated earnings, will be utilized solely for decommissioning.

Trust investments include:

                                            Maturity     March 31,   December 31,
In millions                                   Dates        1995          1994
- - - - -----------                                 --------    ----------   ------------
                                                       (In millions)
Municipal bonds                             1996-2021       $404         $447
Stocks                                         --            313          258
U.S. government and agency issues           1998-2023         76           98
Short-term investments and other              1995           150          117
                                                            ----         ----
 Trust fund balance (at cost)                               $943         $920
                                                            ====         ====

SCEcorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Trust fund earnings (based on specific identification) increase the trust fund balance and the accumulated provision for decommissioning. Net earnings were $8 million and $11 million for the three months ended March 31, 1995, and March 31, 1994, respectively. Proceeds from sales of securities (which are reinvested) were $232 million and $45 million for the three months ended March 31, 1995, and March 31, 1994, respectively. Approximately 87% of the trust fund contributions were tax-deductible.

The Financial Accounting Standards Board is reviewing current accounting practices for removal costs, including decommissioning of nuclear power plants, to determine the proper accounting classification and measurement criteria for these costs. If current industry accounting practices are changed, Edison could be required to report its estimated decommissioning costs as a liability, rather than recognizing these costs over the term of each facility's operating license. In addition, trust fund earnings could be recognized as investment income, rather than a component of the accumulated provision for decommissioning. SCEcorp does not believe that such changes, if any, would have an adverse effect on its results of operations due to its current and expected future ability to recover these costs through Edison's customer rates.

Note 3. Contingencies

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

At March 31, 1995, SCEcorp's recorded estimated minimum liability to remediate its 61 identified sites was $114 million. The ultimate costs to clean up SCEcorp's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCEcorp believes that, due to these uncertainties, it is reasonably possible that cleanup costs could

SCEcorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

exceed its recorded liability by up to $215 million. The upper limit of this range of costs was estimated using assumptions least favorable to SCEcorp among a range of reasonably possible outcomes.

SCEcorp expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $4 million to $8 million.

SCEcorp's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination and the extent, if any, that SCEcorp may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites at this time.

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

SCEcorp's 61 identified sites consist of 58 Edison sites and 3 Mission Energy sites. In 1994, Edison utilized an estimating technique to quantify its potential liability for environmental cleanup in an effort to obtain a reasonably possible objective and reliable estimate of environmental cleanup. Mission Energy is in the process of conducting a similar review of its sites, which is expected to be complete by mid-1995. This review could result in an increase to SCEcorp's number of identified sites and/or its estimated minimum liability.

Based on currently available information, SCEcorp believes it is not likely that it will incur amounts in excess of the upper limit of the estimated range and, based upon the CPUC's regulatory treatment of environmental-cleanup costs, SCEcorp believes that costs ultimately recorded will not have a material adverse effect on its result of operations or financial position. There can be no assurance, however, that future developments, including additional information about existing sites or the identification of new sites, will not require material revisions to such estimates.

Nuclear Insurance

Federal law limits public liability claims from a nuclear incident to $8.9 billion. Edison and other owners of San Onofre and Palo Verde have purchased the maximum private primary insurance available ($200 million). The balance is covered by the industry's retrospective rating plan that uses deferred premium charges. Federal regulations require this secondary level of financial protection. The Nuclear Regulatory Commission exempted San Onofre Unit 1 from this secondary level, effective June 1994. The maximum deferred premium for each nuclear incident is $79 million per reactor, but not more than $10 million per reactor may be charged in any one year for each incident. Based on its ownership interests, Edison could be required to pay a maximum of $158 million per nuclear incident. However, it would have to pay no more than $20 million per incident in any
one year.   Such amounts include a 5% surcharge if additional funds are needed to satisfy public liability claims and are subject to adjustment for inflation.

Property damage insurance covers losses up to $500 million, including decontamination costs, at San Onofre and Palo Verde. Decontamination liability and property damage coverage exceeding the primary $500 million also has been purchased in amounts greater than federal requirements. Additional insurance covers part of replacement power expenses during an accident-related nuclear unit outage. These policies are issued primarily by mutual insurance companies owned by utilities with nuclear facilities. If losses at any nuclear facility covered by the arrangement were to exceed the accumulated funds for these insurance programs, Edison could be assessed retrospective premium adjustments of up to $45 million per year. Insurance premiums are charged to operating expense.

Note 4. Subsequent Events

On April 21, 1995, Mission Energy Company consummated negotiations involving financing for the Paiton power plant under construction in Indonesia. Mission Energy has firm commitments and contingent obligations to make equity contributions of $240 million and $115 million, respectively. Equity contributions will be made by Mission Energy and its partners over the construction period.

SCEcorp

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

First Quarter 1995 vs. First Quarter 1994

Earnings

SCEcorp's earnings per share were 34 cents for the first quarter of 1995, compared with 30 cents for the first quarter of 1994. Southern California Edison Company's earnings were 31 cents per share, up 2 cents from 1994, primarily due to a higher authorized return on common equity for 1995, partially offset by a 1 cent after-tax charge in 1995 for employee severance costs. The Mission companies earned 3 cents per share, a 2 cent increase from 1994, primarily reflecting Mission Energy's higher returns on oil and gas investments, favorable fuel prices, and improved results at its energy projects.

A 1993 Mission Energy decision to discontinue recording earnings from five geothermal projects, due to the reduced value of these investments, negatively affected 1994 annual earnings by 3 cents per share and is expected to continue to affect earnings in 1995 and possibly beyond.

Operating Revenue

Electric utility revenue increased 3% during the first quarter of 1995, compared with the same period in 1994, mostly due to a 2.6% California Public Utilities Commission (CPUC)-authorized rate increase. Over 98% of electric utility revenue is from retail sales. Retail rates are regulated by the CPUC and wholesale rates are regulated by the Federal Energy Regulatory Commission (FERC).

On March 28, 1995, Edison announced that it intends to freeze average rates for residential, small business and small agricultural customers through 1996 and lower average rates across the board by 25% in real terms by 2000. These rate proposals are subject to CPUC approval. Edison also urged the CPUC to re-examine its policies and procedures on rate design issues, including possible elimination of the kilowatt-hour sales balancing account, which adjusts utility revenues for differences between CPUC-authorized and actual base-rate revenues. Edison does not anticipate that these proposals will have a material effect on future earnings trends; however, if the balancing account mechanism were to be revised or eliminated, the seasonal variability of Edison's earnings could be affected.

Revenue from diversified operations increased 42%, mainly due to an increase in Mission Energy's electric revenue from its Roosecote project, which was out of service during the first quarter of 1994 due to a transformer failure. Improved operating performance at a number of domestic projects, primarily from lower fuel prices, also contributed to the increase.

Operating Expenses

Fuel expense decreased 16%, primarily due to an increase in Edison's hydro generation caused by greater rainfall in 1995, a decrease in Edison's overall gas prices and favorable fuel prices obtained by Mission Energy. This decrease was partially offset by an increase at Mission Energy resulting from its Roosecote project, which was out of service for the comparable period in 1994.

Provisions for regulatory adjustment clauses increased as CPUC-authorized fuel and purchased-power cost estimates exceeded Edison's actual energy costs, primarily due to the increase in Edison's hydro generation.

Maintenance expense increased 16%, mainly due to a refueling outage at San Onofre Unit 2. Unit 2 is expected to return to service in May 1995.

Income taxes increased 23%, mainly due to increased pre-tax income.

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

Interest income increased 56%, primarily due to higher interest rates and higher investment balances. The higher balances reflect the decline in dividend payments, beginning in June 1994. In addition, the first quarter of 1995 includes interest income from Mission Energy's receivable related to termination of its investment in the Carbon II project in Mexico. No comparable income was recorded in the first quarter of 1994.

Minority interest increased 24%, primarily from Mission Energy's Roosecote project which was out of service due to a transformer failure during the first quarter of 1994.

Other nonoperating income decreased primarily due to a $5 million CPUC-authorized incentive award received in the first quarter of 1994 related to nuclear plant performance and a 1994 benefit resulting from the effect of a drop in SCEcorp's stock price on Edison's stock option plan.

Interest Expense

Other interest expense increased 29%, mainly due to rising interest rates on short-term borrowings and higher balances in the regulatory balancing accounts.

Capitalized interest increased 27%, mainly from increased construction activity at Mission Energy's Paiton power project in Indonesia.

Dividends on subsidiary preferred securities increased 22%, due to Mission Energy's issuance of $87 million in preferred securities in the fourth quarter of 1994 as partial funding of the equity requirements for its Loy Yang B project.

FINANCIAL CONDITION

SCEcorp's liquidity is primarily affected by debt maturities, dividend payments, capital expenditures, and investments in partnerships and unconsolidated subsidiaries. Capital resources include cash from operations and external financings.

In June 1994, SCEcorp lowered its quarterly common stock dividend by 30%, as the result of uncertainty of Edison's future earnings levels arising from the changing nature of the electric utility industry, intensified by recently proposed changes in California utility regulation.

In January 1995, SCEcorp authorized the repurchase of up to $150 million of its common stock during 1995. SCEcorp repurchased 802,098 shares ($13 million) through May 5, 1995, funded by dividends from SCEcorp subsidiaries.

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $625 million in the first quarter of 1995 and $532 million in the first quarter of 1994. Cash from operations exceeded capital requirements for all periods presented.

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

Edison's short-term debt is used to finance fuel inventories, balancing account undercollections and general cash requirements. The Mission companies' short-term debt is used mainly for construction projects until long-term construction or project loans are secured. Long-term debt is used mainly to finance capital expenditures. Edison's external financings are influenced by market conditions and other factors, including limitations imposed by its articles of incorporation and trust indenture. As of March 31, 1995, Edison could issue approximately $5.8 billion of additional first and refunding mortgage bonds and $3.6 billion of preferred stock at current interest and dividend rates.

On April 21, 1995, Mission Energy Company consummated negotiations involving financing for the Paiton power project in Indonesia. Mission Energy has firm commitments and contingent obligations to make equity contributions of $240 million and $115 million, respectively. Mission Energy believes it will have sufficient liquidity to meet these equity requirements from cash provided by operating activities, funds available from Mission Energy's revolving line of credit and additional corporate borrowings.

California law prohibits Edison from incurring or guaranteeing debt for its nonutility affiliates. Additionally, the CPUC regulates Edison's capital structure, limiting the dividends Edison may pay SCEcorp. These restrictions are not expected to affect SCEcorp's ability to meet its cash obligations.

Cash Flows from Investing Activities

The primary uses of cash for investing activities are additions to property and plant, the Mission companies' investments in partnerships and unconsolidated subsidiaries, and funding of nuclear decommissioning trusts. Decommissioning costs are accrued and recovered in rates over the term of each nuclear generating facility's operating license through charges to depreciation expense. Edison estimates that it will spend approximately $12.7 billion to decommission its nuclear facilities between 2013-2035. This estimate is based on Edison's current-dollar decommissioning costs ($1.8 billion), escalated using a 6.65% rate and a trust fund earnings assumption ranging from 5.5% to 5.75%. These amounts are expected to be funded from independent decommissioning trusts (see Notes to Consolidated Financial Statements), which receive Edison contributions of approximately $100 million per year (until decommissioning begins). The Financial Accounting Standards Board is reviewing current accounting practices for removal costs, including decommissioning of nuclear power plants. If current industry accounting practices are changed, Edison could be required to report its estimated decommissioning costs as a liability, rather than recognizing these costs over the term of each facility's license. SCEcorp does not believe that such changes, if any, would have an adverse effect on its results of operations due to its current and expected future ability to recover these costs through Edison's customer rates.

Cash used for the Mission companies' investing activities was $181 million for the first three months of 1995, compared to $51 million for the year-earlier period.

SCEcorp's risk management policy allows the use of derivative financial instruments only to mitigate risk. Mission Energy has mitigated the risk of interest rate fluctuations by arranging for interest rate swaps or other hedging mechanisms for approximately 75% of the aggregate amount of financings for its projects. As Mission Energy continues to expand into foreign markets, fluctuations in foreign currency exchange rates will continue to affect the amount of Mission Energy's equity contributions to, distributions from, and results of operations for its foreign projects. Mission Energy has hedged and will continue to hedge the majority of its exposure to fluctuations in foreign exchange rates through financial instruments and other means.

Projected Capital Requirements

SCEcorp's projected capital requirements for the next five years are:
1995--$1.1 billion; 1996-$1.0 billion; 1997-$966 million; 1998-$913 million; and 1999-$857 million.

Long-term debt maturities and sinking fund requirements for the five twelve-month periods following March 31, 1995, are: 1996-$52 million; 1997-$238 million; 1998-$522 million; 1999-$692 million; and 2000-$697 million.

REGULATORY MATTERS

Edison's 1995 CPUC-authorized revenue increased $193 million, or 2.6%, primarily due to a $192 million increase for fuel and purchased power ($167 million for federally required purchases), a $121 million increase for higher costs of debt and equity, a $64 million decrease for 1993 postretirement benefits other than pensions (collected in 1994 rates) and a $67 million decrease for a pending settlement agreement with the CPUC's Division of Ratepayer's Advocates (DRA) related to Edison's 1995 general rate case (see 1995 General Rate Case below).

The CPUC's 1995 cost-of-capital decision authorized an increase to Edison's equity ratio from 47.25% to 47.75%, and an increase to Edison's return on common equity from 11% in 1994 to 12.1% in 1995. This decision, excluding the effects of other rate actions, could increase 1995 earnings by approximately 14 cents per share.

A 1994 CPUC decision stated that Edison was liable for expenditures related to a 1985 accident at the Mohave Generating Station. The CPUC ordered a second phase of this proceeding to quantify the disallowance. SCEcorp believes that the final outcome of this matter will not materially affect its results of operations.

In October 1994, the CPUC authorized Edison to accelerate recovery of its nuclear plant investments by $75 million per year through 2011. The rate impact of this accelerated cost recovery is offset by a corresponding deceleration in recovery of transmission and distribution facilities through revised depreciation estimates over their remaining useful lives.

1995 General Rate Case

In 1994, Edison and the DRA filed a settlement agreement related to the 1995 general rate case. The settlement, which requires CPUC approval, includes a $67 million reduction in Edison's 1995 non-fuel revenue and, beginning February 1, 1996, accelerated recovery (by 2003, instead of 2012) of Edison's remaining investment (approximately $2.7 billion) in San Onofre Nuclear Generating Station Units 2 and 3. Edison would earn a reduced rate of return of 7.78%, compared to the current 9.8%, on its remaining investment. Future operating costs would be recovered through an incentive pricing plan. At the end of the recovery period, customers would bear no further obligation for Units 2 and 3, except for certain costs associated with decommissioning and permanent closure. Edison would then sell power generated by San Onofre under prices, terms and conditions which conform to any then-existing regulatory procedures.

On April 26, 1995, the DRA filed supplemental testimony recommending a 0.25-cent-per-kilowatt-hour decrease to the incentive prices originally agreed to in the proposed settlement. The DRA claims the decrease is based on "new information" obtained after the settlement was negotiated, but prior to the hearings. Edison has filed rebuttal testimony showing that the information the DRA is citing is not new and is requesting that the CPUC adopt the original settlement. Hearing are scheduled to begin on May 15, 1995.

The $67 million revenue reduction has been included in 1995 rates and is subject to change, pending the CPUC's final decision which is expected in late 1995.

Performance-Based Ratemaking

In 1993, Edison filed a proposal with the CPUC for a performance-based rate-making mechanism that would determine most of Edison's revenue (excluding fuel) from 1996-2000. The filing proposed a revenue-indexing formula that would combine operating expenses and capital-related costs into a single index. In July 1994, the CPUC ordered Edison to divide its performance-based rate-making application into two phases--transmission and distribution, and power generation. Hearings concluded in December 1994 for the transmission and distribution phase and a decision is expected in mid-1995. Edison expects to file its proposal for the power generation phase in late 1995.

COMPETITIVE ENVIRONMENT

Electric utilities operate in a highly regulated environment in which they have an obligation to provide electric service to their customers in return for an exclusive franchise within their service territory. This regulatory environment is changing. The generation sector has experienced competition from nonutility power producers and regulators have proposed restructuring the electric utility industry. Edison expects the generation sector to continue to experience competition and other changes over the next decade.

During 1994, the CPUC issued a proposal and held several hearings for restructuring California's electric utility industry. Under the proposal, large electric customers would have the option for direct access to a range of generation providers, including utilities, beginning in 1996.
As proposed, eligibility would expand gradually, until all customers including residential, have the option for direct access to this competitive generation market by 2002. Edison would continue to provide transmission and distribution service to all customers in its service territory and performance-based regulation would replace existing regulation for such services. The proposal also stated that utilities should be entitled to recover the portion of their generation investments rendered uneconomic in the new direct access environment. Edison's response to the CPUC's proposal recommended the creation of a regional competitive market with an independent power pool that would act as the intermediary between all power consumers and suppliers and urged that the CPUC provide that costs previously incurred to serve the state's electricity needs under current regulatory rules be recovered fairly from all customers. In anticipation of obstacles in implementing the CPUC's proposal due to regulatory, legislative and jurisdictional issues, Edison also recommended the adoption of performance-based ratemaking for its generation operations until direct access phase-in begins.

During the CPUC hearings, Edison stressed that its competitive power market proposal would provide all electric customers with the benefits of a competitive marketplace, reliability and operating efficiency and proposed a schedule for implementing Edison's competitive market plan with customer choice beginning in 1998. Subsequent to the CPUC proposal, the state legislature passed a resolution requesting the CPUC withhold implementation of any restructuring plan until its impact can be evaluated by the legislature and governor. The CPUC issued an interim report to the state legislature on January 24, 1995, describing the positions of the parties and CPUC activities to date. The CPUC has postponed the issuance date for its proposed policy statement from March 22, 1995, to May 24, 1995.

Edison filed a proposal with the CPUC recommending implementation of a competition transition charge mechanism beginning in 1998, for full recovery of utility investments and obligations incurred to serve customers under the existing regulatory framework. In its filing, Edison estimates its potential transition costs through 2025 to be approximately $9.3 billion (net present value), based on an assumed 1998 market price of 4 cents per kilowatt-hour. The potential transition costs are comprised of: $4.9 billion from Edison's qualifying facility contracts, which are the direct result of legislative and regulatory mandates; $600 million from costs pertaining to certain generating plants; and $3.8 billion from regulatory commitments to be recovered in the future. Such commitments include deferred taxes, postretirement benefit transition costs, accelerated recovery of nuclear plants, nuclear decommissioning and certain other costs. At March 31, 1995, these commitments included recorded regulatory assets of approximately $1 billion.

Edison currently applies accounting standards that recognize the economic effects of rate regulation. If rate recovery of generation-related costs becomes unlikely or uncertain, whether due to competition or regulatory action, these accounting standards may no longer apply to Edison's generation operations and the $1 billion would be a non-cash charge against earnings. Additionally, Edison may have write-offs associated with its potential transition costs if these costs are not recovered through a competition transition charge or other mechanism. Until the CPUC establishes more definitive valuation and pricing criteria for its restructuring proposal, including a recovery mechanism for the transition charges, Edison cannot predict the effect of the proposal on its results of operations.

A new accounting standard, effective January 1996, requires impairment losses on long-lived assets to be recognized when an asset's book value exceeds its expected future cash flows (undiscounted). The current standard bases impairment losses on the probability of recovery of an asset's book value. The new standard also imposes stricter criteria for the retention of regulatory-created assets. Due to the regulatory uncertainties mentioned above, Edison cannot predict the effect of the new accounting standard on its generation-related assets; however, the timing of potential impairment losses for regulatory-created assets may be affected.

In March 1995, the FERC proposed rules which would require utilities to provide wholesale open access to the nation's interstate transmission grid, while allowing them to recover stranded costs associated with open transmission access. To help insure that wholesale open access promotes competition, the FERC proposed development of industry-wide real-time information networks that would require utilities to provide simultaneous information to all parties trading wholesale electric power. The proposal defines stranded cost as legitimate, prudent and verifiable costs incurred by a utility to provide service to customers that would subsequently become unbundled wholesale transmission service customers of the utility. Edison is currently analyzing the FERC proposal and expects to file comments in August 1995.

SCEcorp and Edison are engaged in an ongoing review of possible responses to the regulatory and competitive changes affecting the electric utility industry, including various corporate, financial, legal and legislative alternatives. In addition, Edison is seeking to enhance its competitive position by cutting costs and increasing productivity, and by developing new revenue sources.

Mission Energy, one of the nation's largest independent power producers, is well positioned to participate in the changing regulatory environment for electric power. Further, international markets present an even greater opportunity for growth and earnings. Mission Energy currently owns 2,123 megawatts of generating capacity, enough power to serve a population of over 1.5 million.

CPUC-MANDATED POWER CONTRACTS

In 1994, the CPUC ordered the California utilities to proceed with an energy auction to solicit bids for new contracts with unregulated power producers. This decision would have forced Edison to purchase 686 MW of new power at fixed prices starting in 1997, costing Edison customers $14 billion over the lives of the contracts. This decision also denied Edison's petition asking the CPUC to reconsider its decision. Edison consistently opposed the energy auction because it has no need for additional generating capacity until at least 2005, it believes the contracts would increase customer rates and it believes the decision is inconsistent with the CPUC's restructuring proposal goal to ultimately lower rates. Edison negotiated agreements, at substantially lower costs than those mandated by auction, with seven unregulated power producers, representing 627 MW of the 686 MW mandated. These agreements, which are subject to CPUC approval, would save Edison customers about 80% of anticipated overpayments compared with the mandated contracts. On January 6, 1995, Edison appealed the CPUC decision to the FERC. On February 23, 1995, FERC ruled that the CPUC violated the federal Public Utility Regulatory Policies Act and FERC regulations because the CPUC did not consider all potential sources of capacity in reaching its avoided cost determination. As a result of the FERC decision, the CPUC stayed its decision until at least May 10, 1995. On March 27, 1995, the CPUC requested a rehearing on the FERC decision. A final FERC decision is expected in 1995.

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

At March 31, 1995, SCEcorp's recorded estimated minimum liability to
remediate its 61 identified sites was $114 million.   The ultimate costs
to clean up SCEcorp's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCEcorp believes that due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $215 million. The upper limit of this range of costs was estimated using assumptions least favorable to SCEcorp among a range of reasonably possible outcomes.

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

SCEcorp's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination and the extent, if any, that SCEcorp may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites at this time.

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

SCEcorp's 61 identified sites consist of 58 Edison sites and 3 Mission Energy sites. In 1994, Edison utilized an estimating technique to quantify its potential liability for environmental cleanup in an effort to obtain a reasonably possible objective and reliable estimate of environmental cleanup. Mission Energy is in the process of conducting a similar review of its sites, which is expected to be complete by mid-1995. This review could result in an increase to SCEcorp's number of identified sites and/or its estimated minimum liability.

Based on currently available information, SCEcorp believes it is not likely that it will incur amounts in excess of the upper limit of the estimated range and, based upon the CPUC's regulatory treatment of environmental-cleanup costs, SCEcorp believes that costs ultimately recorded will not have a material adverse effect on its results of operations or financial position. There can be no assurance, however, that future developments, including additional information about existing sites or the identification of new sites, will not require material revisions to such estimates.

The 1990 federal Clean Air Act requires power producers to have emissions
allowances to emit sulfur dioxide.   Power companies receive emissions
allowances from the federal government and may bank or sell excess allowances. Edison expects to have excess allowances under Phase II of the Clean Air Act (2000 and later). The act also calls for a study to determine if additional regulations are needed to reduce regional haze in the southwestern U.S. In addition, another study is underway to determine the specific impact of air contaminant emissions from the Mohave Coal Generating Station on visibility in Grand Canyon National Park. The potential effect of these studies on sulfur dioxide emissions regulations for Mohave is unknown.

SCEcorp's projected capital expenditures to protect the environment are $1.3 billion for the 1995-1999 period, mainly for aesthetics treatment, including undergrounding certain transmission and distribution lines.

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

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

Qualified Facilities ("QF") Litigation

On May 20, 1993, four geothermal QFs filed a lawsuit against Edison in Los Angeles County Superior Court, claiming that Edison underpaid, and continues to underpay, the plaintiffs for energy. Edison denied the allegations in its response to the complaint. The action was brought on behalf of Vulcan/BN Geothermal Power Company, Elmore L.P., Del Ranch L.P., and Leathers L.P., each of which is partially owned by a subsidiary of Mission Energy Company (a subsidiary of SCEcorp). In October 1994, plaintiffs submitted an amended complaint to the court to add causes of action for unfair competition and restraint of trade. The plaintiffs allege that the underpayments totaled at least $21,000,000 as of the filing of the amended complaint. In other court filings, plaintiffs contend that additional contract payments owing through the end of the contract term could total approximately $60,000,000. They also seek treble damages for the alleged restraint of trade violations, unspecified punitive damages, and an injunction to enjoin Edison from "future" unfair competition. On February 9, 1995, the court sustained some of Edison's demurrers to plaintiffs first amended complaint and overruled others. The Court also granted plaintiffs 30 days in which to amend their complaint further. On or about March 9, 1995, plaintiffs filed a second amended complaint, realleging the substance of the claims included in the first amended complaint. The Company's demurrer to four of the causes of action alleged in the second amended complaint and motion to strike portions of eight other causes of action alleged in the same pleading are set for hearing on May 18, 1995. The materiality of a judgment in favor of the plaintiffs would be largely dependent on the extent to which additional payments resulting from such a judgment are recoverable through Edison's Energy Cost Adjustment Clause ("ECAC").

Between January 1994 and October 1994, Edison was named as a defendant in a series of eight lawsuits brought by independent power producers of wind generation. Seven of the lawsuits were filed in Los Angeles County Superior Court and one was filed in Kern County Superior Court. The lawsuits allege Edison incorrectly interpreted contracts with the plaintiffs by limiting fixed energy payments to a single 10-year period rather than beginning a new 10-year period of fixed energy payments for each stage of development. In its responses to the complaints, Edison denied the plaintiffs' allegations. In each of the lawsuits, the plaintiffs seek declaratory relief regarding the proper interpretation of the contracts. Plaintiffs allege a combined total of approximately $189,000,000 in damages, which includes consequential damages claimed in seven of the eight lawsuits. On March 1, 1995, the court in the lead Los Angeles Superior Court case granted the plaintiffs' motion seeking summary adjudication that the contract language in question is not reasonably susceptible to Edison's position that there is only a single, 10-year period of fixed payments. On March 8, 1995, the court in the Kern County Superior Court case directed Edison to submit a proposed order that would deny a similar summary adjudication motion brought by the plaintiff in that case. Although a proposed order was subsequently submitted to the court in the Kern County case, it has not been signed. In addition, on April 12, 1995, the Court issued a minute order stating that its March 8, 1995, directive should not be construed as a ruling on the merits of the plaintiff's motion. Edison believes the March 1, 1995, ruling in the Los Angeles case is erroneous and has asked the Court to reconsider its ruling. On April 5, 1995, the Company filed a petition seeking writ review of the March 1, 1995, ruling in the California Court of Appeal.
On May 3, 1995, the Court of Appeal issued an Order to Show Cause why the March 1 ruling should not be vacated and set a hearing on the Order to Show Cause for August 3, 1995. Following the March 1, 1995, ruling, an eighth lawsuit was filed in the Los Angeles Superior Court raising claims similar to those alleged in the first seven. Edison has responded to the complaint in the new lawsuit by denying its material allegations. The materiality of final judgments in favor of the plaintiffs in these cases would be largely dependent on the extent to which any damages or additional payments which might result from such judgments would be recoverable through Edison's ECAC.

This matter was previously reported under the heading "QF Litigation" in
Part I, Item 3 of SCEcorp's Annual Report on Form 10-K for the year ended December 31, 1994.

Electric and Magnetic Fields ("EMF") Litigation

Edison has been served with two lawsuits, both of which allege, among other things, that certain plaintiffs developed cancer as a result of EMF emitted from Edison facilities. The lawsuits filed in Orange County Superior Court and served on Edison in June 1994 and January 1995, request compensatory and punitive damages. Although no specific damage amounts are alleged in the complaints, in subsequent court filings, plaintiffs estimated general and compensatory damages of $8,000,000 and $13,500,000, plus unspecified punitive damages. In August 1994, one of the co-defendants in the June 1994 action filed a cross-complaint against the other co-defendants, including Edison, requesting indemnification and declaratory relief concerning the rights and responsibilities of the parties. On April 18, 1995, one of the plaintiffs in the January 1995 action filed a cross-complaint against the other co-defendants, requesting indemnification and declaratory relief concerning the rights and responsibilities of the parties. On April 24, 1995, Edison filed a Petition for Writs of Prohibition and/or Mandate with the California Court of Appeal. The petition asks for an immediate stay of the case pending a review by the Court of Appeal of the question of whether the Superior Court has jurisdiction to consider personal injury claims based on EMF from public utility-operated electric facilities. On April 24, 1995, the Court of Appeal granted the immediate stay and agreed to review the petition.

A third case was filed in Orange County Superior Court and served on Edison in March 1995. The complaint seeks an unspecified amount of compensatory and punitive damages. The plaintiff alleges, among other things, that he developed cancer as a result of EMF emitted from Edison facilities which he alleges were not constructed in accordance with CPUC standards.

Edison believes that there is no proven scientific basis for the allegation that EMF is hazardous to health and, therefore, believes that the EMF lawsuits described above are without merit.

These matters were previously reported under the heading "Environmental Litigation" in Part I, Item 3 of SCEcorp's Annual Report on Form 10-K for the year ended December 31, 1994.

San Onofre Personal Injury Litigation

An engineer for two contractors providing services for San Onofre has been diagnosed with leukemia. On July 12, 1994, the engineer and his wife sued Edison, San Diego Gas and Electric Company ("SDG&E"), and the manufacturer of the fuel rods for the plant in the United States District Court for the Southern District of California. The plaintiffs allege that the engineer's illness resulted from contact with radioactive fuel particles released from failed fuel rods. Plant records show that the engineer's exposure to radiation was well below Nuclear Regulatory Commission ("NRC") safety levels. In the complaint, plaintiffs seek unspecified compensatory and punitive damages. In its response to the complaint, Edison denies all material allegations. A pretrial conference is scheduled for May 22, 1995, to set a trial date.

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

On April 3, 1995, the Court granted the defendants' motion to dismiss 14 of plaintiffs' 15 claims. Punitive damages are not available under the remaining claim. Edison's April 20, 1995, answer to the complaint denied all material allegations.

These matters were previously reported under the heading "San Onofre Person Injury Litigation" in Part I, Item 3 of SCEcorp's Annual Report on Form 10-K for the year ended December 31, 1994.

Employment Discrimination Litigation

On September 21, 1994, nine African-American employees filed a lawsuit against SCEcorp and Edison on behalf of an alleged class of African-American employees, alleging racial discrimination in job advancement, pay, training and evaluation. The lawsuit was filed in the United States District Court for the Central District of California. The plaintiffs seek injunctive relief, as well as an unspecified amount of compensatory and punitive damages, attorneys' fees, costs and interest. SCEcorp and Edison have responded by denying the material allegations of the complaint and asserting several affirmative defenses. The Court has ordered that plaintiffs file their motion for class certification no later than July 21, 1995, and that the hearing on that motion shall be held on September 25, 1995.

This matter was previously reported under the heading "Employment
Discrimination Litigation" in Part I, Item 3 of SCEcorp's Annual Report on Form 10-K for the year ended December 31, 1994.

Item 4.  Submission of Matters to a Vote of Security Holders

Election of Directors

At SCEcorp's Annual Meeting of Shareholders on April 20, 1995, shareholders elected seventeen nominees to the Board of Directors. The number of broker non-votes for each nominee was 61,772,166. The number of votes cast for and withheld from each Director-nominee were as follows:

    Name                                        Number of Votes
    ----                               -----------------------------
                                            For             Withheld
                                       -----------        ----------
    Howard P. Allen                    332,454,236        13,671,926
    John E. Bryson                     333,590,511        12,535,661
    Winston H. Chen                    336,562,170         9,564,001
    Camilla C. Frost                   335,808,418        10,317,753
    Joan C. Hanley                     336,478,049         9,648,122
    Carl F. Huntsinger                 336,530,408         9,595,763
    Charles D. Miller                  336,449,234         9,676,937
    Luis G. Nogales                    335,712,999        10,413,172
    Ronald L. Olson                    333,670,434        12,455,738
    J. J. Pinola                       336,226,337         9,899,835
    James M. Rosser                    336,423,028         9,703,143
    E. L. Shannon, Jr.                 336,384,774         9,741,398
    Robert H. Smith                    336,485,846         9,640,326
    Thomas C. Sutton                   336,348,515         9,777,656
    Daniel M. Tellep                   336,490,976         9,635,195
    James D. Watkins                   335,920,851        10,205,321
    Edward Zapanta                     336,347,118         9,779,054

Shareholder Proposal

At SCEcorp's Annual Meeting of Shareholders on April 20, 1995, shareholders did not approve a shareholder proposal regarding discretionary voting of proxies. The number of affirmative and negative votes, abstentions and broker non-votes with respect to the matter were as follows:

                                                                   Broker
                Affirmative        Negative      Abstentions     Non-Votes
                -----------        --------      -----------     ---------
Common Stock    56,725,853        245,403,991    12,562,435      61,772,166


Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits

       27.  Financial Data Schedule

(b)    Reports on Form 8-K:  None.

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

May 10, 1995