Form 10-Q
period 1995-06-30
SCECORP
filed 1995-08-14
CIK 827052

                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549


                                       FORM 10-Q

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended              June 30, 1995
                                ---------------------------------------


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
Yes  X   No
   -----    -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


          Class                          Outstanding at August 8, 1995
--------------------------               -----------------------------
Common Stock, no par value                        446,047,074

                                        SCEcorp

                                         INDEX


                                                                       Page
                                                                        No.
                                                                       ----
Part I.  Financial Information:

  Item 1.  Consolidated Financial Statements:

      Consolidated Statements of Income--Three and Six
          Months Ended June 30, 1995, and 1994                            2

      Consolidated Balance Sheets--June 30, 1995, and
          December 31, 1994                                               3

      Consolidated Statements of Cash Flows--Six Months
          Ended June 30, 1995, and 1994                                   5

      Notes to Consolidated Financial Statements                          6

  Item 2.  Management's Discussion and Analysis of Results
               of Operations and Financial Condition                      11

Part II.  Other Information:

  Item 1.  Legal Proceedings                                              20

  Item 6.  Exhibits and Reports on Form 8-K                               23

SCEcorp

PART I--FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
In thousands, except per-share amounts

                                                3 Months Ended             6 Months Ended
                                                   June 30,                   June 30,
                                          ------------------------    -----------------------
                                             1995         1994           1995         1994
                                          ----------    ---------     ----------   ----------
                                                                (Unaudited)

Electric utility revenue                  $1,737,838    $1,746,438    $3,459,612   $3,423,117
Diversified operations                       122,999       131,277       223,259      201,638
                                          ----------    ----------    ----------   ----------
Total operating revenue                    1,860,837     1,877,715     3,682,871    3,624,755
                                          ----------    ----------    ----------   ----------
Fuel                                         138,998       202,190       303,462      397,959
Purchased power                              549,730       537,346     1,036,822    1,026,861
Provisions for regulatory adjustment
  clauses -- net                              16,693       (30,532)       45,454      (39,439)
Other operating expenses                     348,518       381,850       664,797      705,250
Maintenance                                   84,830        88,309       182,725      172,481
Depreciation and decommissioning             253,218       236,311       496,551      475,601
Income taxes                                 104,822       109,177       216,549      200,007
Property and other taxes                      53,588        52,802       108,378      107,359
                                          ----------    ----------    ----------   ----------
Total operating expenses                   1,550,397     1,577,453     3,054,738    3,046,079
                                          ----------    ----------    ----------   ----------
Operating income                             310,440       300,262       628,133      578,676
                                          ----------    ----------    ----------   ----------
Provision for rate phase-in plan             (28,090)      (31,580)      (57,865)     (64,226)
Allowance for equity funds used
  during construction                          4,999         3,565        10,523        7,489
Interest income                               15,596        10,972        30,072       20,251
Minority interest                            (11,443)      (12,404)      (23,094)     (21,805)
Other nonoperating income -- net              14,233        15,142        18,778       37,027
                                          ----------    ----------    ----------   ----------
Total other income (deductions) -- net        (4,705)      (14,305)      (21,586)     (21,264)
                                          ----------    ----------    ----------   ----------
Income before interest and other expenses    305,735       285,957       606,547      557,412
                                          ----------    ----------    ----------   ----------
Interest on long-term debt                   129,485       127,656       258,228      252,735
Other interest expense                        23,266        22,276        46,904       40,670
Allowance for borrowed funds used
  during construction                         (3,796)       (3,715)       (7,990)      (7,804)
Capitalized interest                         (14,432)      (12,083)      (27,569)     (22,392)
Dividends on subsidiary preferred
  securities                                  11,339        10,020        23,556       20,040
                                          ----------    ----------    ----------   ----------
Total interest and other expenses -- net     145,862       144,154       293,129      283,249
                                          ----------    ----------    ----------   ----------
Net income                                $  159,873    $  141,803    $  313,418   $  274,163
                                          ==========    ==========    ==========   ==========
Weighted-average shares of common stock
  outstanding                                446,813       447,799       447,206      447,799
Earnings per share                              $.36          $.32          $.70        $ .61
Dividends declared per common share             $.25          $.25          $.50         .605





The accompanying notes are an integral part of these financial statements.

SCEcorp

CONSOLIDATED BALANCE SHEETS
In thousands

                                                          June 30,           December 31,
                                                            1995                 1994
                                                       -------------         ------------
                                                        (Unaudited)
ASSETS

Utility plant, at original cost                         $19,455,895          $19,121,964
Less -- accumulated provision for
  depreciation and decommissioning                        8,129,802            7,710,227
                                                        -----------          -----------
                                                         11,326,093           11,411,737
Construction work in progress                               832,665              906,766
Nuclear fuel, at amortized cost                             124,559               98,044
                                                        -----------          -----------
Total utility plant                                      12,283,317           12,416,547
                                                        -----------          -----------
Nonutility property -- less
  accumulated provision for
  depreciation of $118,916 and $101,093
  at respective dates                                     1,954,108            1,977,069
Nuclear decommissioning trusts                            1,090,764              919,351
Investments in partnerships and
  unconsolidated subsidiaries                             1,448,373            1,200,927
Investments in leveraged leases                             565,937              555,564
Other investments                                            63,299               39,584
                                                        -----------          -----------
Total other property and investments                      5,122,481            4,692,495
                                                        -----------          -----------
Cash and equivalents                                        593,899              533,957
Receivables, including unbilled
  revenue, less allowances of
  $24,499 and $23,934 for uncollectible
  accounts at respective dates                              947,485              975,064
Fuel inventory                                              127,738              116,929
Materials and supplies, at average cost                     161,644              129,109
Accumulated deferred income taxes -- net                    326,711              271,308
Prepayments and other current assets                         18,241              107,731
                                                        -----------          -----------
Total current assets                                      2,175,718            2,134,098
                                                        -----------          -----------
Unamortized debt issuance and
  reacquisition expense                                     349,282              356,557
Rate phase-in plan                                          189,465              240,730
Unamortized nuclear plant -- net                            119,808              171,071
Income tax-related deferred charges                       1,814,766            1,816,414
Other deferred charges                                      580,749              562,335
                                                        -----------          -----------
Total deferred charges                                    3,054,070            3,147,107
                                                        -----------          -----------
Total assets                                            $22,635,586          $22,390,247
                                                        ===========          ===========








The accompanying notes are an integral part of these financial statements.

SCEcorp

CONSOLIDATED BALANCE SHEETS
In thousands, except share amounts

                                                         June 30,           December 31,
                                                            1995                 1994
                                                        -----------          -----------
                                                        (Unaudited)

CAPITALIZATION AND LIABILITIES

Common shareholders' equity:
 Common stock (446,316,974 and 447,799,172
    shares outstanding at respective dates)              $ 2,682,835         $ 2,691,574
 Retained earnings                                         3,525,365           3,451,842
                                                         -----------         -----------
                                                           6,208,200           6,143,416
Preferred securities of subsidiaries:
 Not subject to mandatory redemption                         371,255             446,255
 Subject to mandatory redemption                             275,000             275,000
Long-term debt                                             6,884,357           6,347,188
                                                         -----------         -----------
Total capitalization                                      13,738,812          13,211,859
                                                         -----------         -----------
Other long-term liabilities                                  339,017             311,063
                                                         -----------         -----------
Current portion of long-term debt                             44,381             231,370
Short-term debt                                              604,683             845,514
Accounts payable                                             289,380             412,930
Accrued taxes                                                553,319             530,163
Accrued interest                                             116,148              99,770
Dividends payable                                            114,011             115,803
Regulatory balancing accounts -- net                         113,613              55,710
Deferred unbilled revenue and other
 current liabilities                                         994,484             865,758
                                                         -----------         -----------
Total current liabilities                                  2,830,019           3,157,018
                                                         -----------         -----------
Accumulated deferred income
 taxes -- net                                              4,086,851           4,059,372
Accumulated deferred investment
 tax credits                                                 418,689             432,265
Customer advances and other
 deferred credits                                            631,532             616,110
                                                         -----------         -----------
Total deferred credits                                     5,137,072           5,107,747
                                                         -----------         -----------
Minority interest                                            590,666             602,560
                                                         -----------         -----------
Commitments and contingencies
 (Notes 1 and 2)


Total capitalization and liabilities                     $22,635,586         $22,390,247
                                                         ===========         ===========








The accompanying notes are an integral part of these financial statements.

SCEcorp

CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands

                                                                   6 Months Ended
                                                                      June 30,
                                                            --------------------------
                                                               1995            1994
                                                            ---------       ----------
                                                                    (Unaudited)
Cash flows from operating activities:
Net income                                                   $313,418        $ 274,163
Adjustments for non-cash items:
 Depreciation and decommissioning                             496,551          475,601
 Amortization                                                  24,676           77,542
 Rate phase-in plan                                            51,265           57,991
 Deferred income taxes and investment tax
    credits                                                   (39,037)         (18,680)
 Equity in income from partnerships and
    unconsolidated subsidiaries                               (44,786)         (41,505)
 Other long-term liabilities                                   27,954           35,978
 Other -- net                                                 (32,724)         (52,030)
Changes in working capital:
 Receivables                                                   27,579          (47,802)
 Regulatory balancing accounts                                 57,903          (68,358)
 Fuel inventory, materials and supplies                       (43,344)         (29,502)
 Prepayments and other current assets                          89,490          101,782
 Accrued interest and taxes                                    39,534          102,680
 Accounts payable and other current
    liabilities                                               (41,718)          29,220
Distributions from partnerships and
  unconsolidated subsidiaries                                  61,758           35,158
                                                            ---------        ---------
Net cash provided by operating activities                     988,519          932,238
                                                            ---------        ---------
Cash flows from financing activities:
Long-term debt issued                                         807,940           97,379
Long-term debt repayments                                    (500,261)        (230,040)
Redemption of preferred stock                                 (75,000)              --
Repurchases of common stock                                   (24,716)              --
Nuclear fuel financing -- net                                  20,189          (13,816)
Short-term debt financing -- net                             (150,831)         319,321
Dividends paid                                               (225,486)        (317,937)
                                                            ---------        ---------
Net cash used by financing activities                        (148,165)        (145,093)
                                                            ---------        ---------
Cash flows from investing activities:
Additions to property and plant                              (476,013)        (546,122)
Funding of nuclear decommissioning trusts                     (72,557)         (75,987)
Investments in partnerships and
  unconsolidated subsidiaries                                (216,800)        (112,683)
Other -- net                                                  (15,042)          67,948
                                                            ---------        ---------
Net cash used by investing activities                        (780,412)        (666,844)
                                                            ---------        ---------
Net increase (decrease) in cash and
  equivalents                                                  59,942          120,301
Cash and equivalents, beginning of period                     533,957          420,510
                                                            ---------        ---------
Cash and equivalents, end of period                         $ 593,899        $ 540,811
                                                            =========        =========





The accompanying notes are an integral part of these financial statements.

SCEcorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management's Statement

In the opinion of management, all adjustments have been made that are necessary to present a fair statement of the financial position and results of operations for the periods covered by this report.

SCEcorp's significant accounting policies were described in Note 1 of "Notes to Consolidated Financial Statements" included in its 1994 Annual Report on Form 10-K filed with the Securities and Exchange Commission. SCEcorp follows the same accounting policies for interim reporting purposes. This quarterly report should be read in conjunction with SCEcorp's 1994 Annual Report.

Certain prior-period amounts have been reclassified to conform to the June 30, 1995, financial statement presentation.

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

In April 1995, the DRA filed supplemental testimony recommending a 0.25-cent-per-kilowatt-hour decrease to the incentive prices originally agreed to in the settlement agreement. The DRA claims the decrease is based on "new information" obtained after the settlement was negotiated, but prior to the hearings. On May 8, 1995, Edison filed rebuttal testimony showing that the "new information" does not form the basis for any change to the agreement and requesting that the CPUC adopt the original settlement. Hearings concluded on May 24, 1995. A CPUC decision is expected in October 1995.

CPUC Restructuring Proposals

Since April 1994, the CPUC has been considering its proposal for restructuring California's electric utility industry, seeking to lower energy prices and provide customers with a choice of generation suppliers (direct access). As part of these proceedings, Edison filed a proposal with the CPUC in November 1994 recommending implementation of a competition transition charge mechanism beginning in 1998, for full

SCEcorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recovery of utility investments and obligations incurred to serve customers under the existing regulatory framework. In its filing, Edison estimates its potential transition costs through 2025 to be approximately $9.3 billion (net present value), based on an assumed 1998 market price of four cents per kilowatt-hour. The potential transition costs are comprised of: $4.9 billion from Edison's qualifying facility contracts, which are the direct result of legislative and regulatory mandates; $600 million from costs pertaining to certain generating plants; and $3.8 billion from regulatory commitments consisting of costs incurred to provide service to customers whose recovery has been deferred. Such commitments include deferred taxes, postretirement benefit transition costs, accelerated recovery of nuclear plants, nuclear decommissioning and certain other costs. At June 30, 1995, these commitments included recorded generation-related regulatory assets of approximately $850 million.

On May 24, 1995, the CPUC issued for public comment two policy proposals on restructuring. Although the proposals differ, they both recommend moving to a restructured competitive electric industry within two years and generally endorse recovery of costs incurred under prior regulatory rules. The majority's proposal, supported by three of the four commissioners, recommends a power pool that would commence operation by the beginning of 1997. Under this proposal, an independent system operator would coordinate a competitive bidding process that would determine which generating plants supply power to the pool based on demand. Edison and other utilities would obtain power from the pool for distribution to their customers. After the initial two years of operation, if market power, stranded cost recovery, and jurisdictional issues were resolved, consumers would be allowed to buy electricity directly from generators. Under this proposal, utilities would provide transmission and distribution services under a performance-based rate-making model.

One commissioner offered an alternate proposal that would provide for "retail wheeling." Under this proposal, customers could enter into individual agreements with power producers, and use Edison's and other utilities' lines to transmit the power beginning January 1998. This proposal calls for the immediate sale or spin-off of all utility-owned generation facilities, and may allow utilities to recover only 90% of the uneconomic portion of their generating assets.

On July 24, 1995, Edison filed comments supporting the majority proposal because it believes this proposal will be more successful at achieving the goals the CPUC originally set in April 1994 for a restructured electric industry in California. Hearings on both proposals have been scheduled for mid- to late August 1995. A final CPUC decision is expected in late 1995; however, the state legislature has requested the CPUC to withhold implementation of any restructuring plan until its impact can be evaluated by the legislature and governor.

FERC Restructuring Proposal

In March 1995, the Federal Energy Regulatory Commission (FERC) proposed rules which would require utilities to provide wholesale open access to the nation's interstate transmission grid, while allowing them to recover stranded costs associated with open transmission access. To help insure that wholesale open access promotes competition, the FERC proposed development of industry-wide real-time information networks that would require utilities to provide simultaneous information to all parties trading wholesale electric power. The proposal defines stranded costs as legitimate, prudent and verifiable costs incurred by a utility to provide service to customers that would subsequently become unbundled wholesale

SCEcorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

transmission service customers of the utility. Edison supports the FERC's proposal and filed comments on August 7, 1995. A final FERC decision is expected in mid-1996.

Accounting for the Effects of Regulation

Edison currently applies accounting standards that recognize the economic effects of rate regulation. If rate recovery of generation-related costs becomes unlikely or uncertain, whether due to competition or regulatory action, these accounting standards may no longer apply to Edison's generation operations and the $850 million in recorded regulatory assets would be a non-cash charge against earnings. Additionally, Edison may have write-offs associated with its potential transition costs if these costs are not fully recovered through a competition transition charge or
other mechanism.   Until the CPUC establishes more definitive valuation
and pricing criteria for its restructuring proposal, including a recovery mechanism for the transition charges, Edison cannot predict the effect of the proposal on its results of operations.

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

SCEcorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At June 30, 1995, SCEcorp's recorded estimated minimum liability to remediate its 62 identified sites was $114 million. The ultimate costs to clean up SCEcorp's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCEcorp believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $215 million. The upper limit of this range of costs was estimated using assumptions least favorable to SCEcorp among a range of reasonably possible outcomes.

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

The CPUC allows Edison to recover environmental-cleanup costs at 24 of its sites, representing $90 million of SCEcorp's recorded liability, through an incentive mechanism (Edison may request to include additional sites). Under this mechanism, Edison will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs through insurance and other third-party recoveries. Edison has settled insurance claims with several carriers, and is continuing to pursue additional recovery. Costs incurred at Edison's remaining 34 sites are expected to be recovered through customer rates. Edison has recorded a regulatory asset of $104 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

SCEcorp's 62 identified sites consist of 58 Edison sites and four Mission Energy sites. In 1994, Edison utilized an estimating technique to quantify its potential liability for environmental cleanup in an effort to obtain a reasonably possible objective and reliable estimate of environmental cleanup. Mission Energy is in the process of conducting a similar review of its sites, which is expected to be completed in 1995. This review could result in an increase to SCEcorp's number of identified sites and/or its estimated minimum liability.

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

SCEcorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

sites or the identification of new sites, will not require material revisions to such estimates.

Nuclear Insurance

Federal law limits public liability claims from a nuclear incident to $8.9 billion. Edison and other owners of San Onofre and Palo Verde Nuclear Generating Station have purchased the maximum private primary insurance available ($200 million). The balance is covered by the industry's retrospective rating plan that uses deferred premium charges. Federal regulations require this secondary level of financial protection. The Nuclear Regulatory Commission exempted San Onofre Unit 1 from this secondary level, effective June 1994. The maximum deferred premium for each nuclear incident is $79 million per reactor, but not more than $10 million per reactor may be charged in any one year for each incident. Based on its ownership interests, Edison could be required to pay a maximum of $158 million per nuclear incident. However, it would have to
pay no more than $20 million per incident in any one year.   Such amounts
include a 5% surcharge if additional funds are needed to satisfy public liability claims and are subject to adjustment for inflation.

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

SCEcorp

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

Earnings

SCEcorp's earnings per share for the three- and six-month periods ended June 30, 1995, were 36 cents and 70 cents, respectively, compared with 32 cents and 61 cents for the year-earlier periods. Southern California Edison Company's quarterly earnings were up 4 cents per share and year-to-date earnings increased 6 cents per share, primarily due to a higher authorized return on common equity for 1995 and improved operating efficiencies, partially offset by employee severance costs. The Mission companies' quarterly earnings were unchanged while the year-to-date earnings increased 3 cents per share reflecting Mission Energy's higher returns on oil and gas investments, favorable fuel prices, and improved results at its energy projects.

A 1993 Mission Energy decision to discontinue recording earnings from five geothermal projects, due to the reduced value of these investments, negatively affected 1994 earnings by 3 cents per share and is expected to continue to affect earnings in 1995 and possibly beyond.

Operating Revenue

Electric utility revenue remained virtually unchanged for the three- and six-month periods ended June 30, 1995, compared with the same periods in 1994, as a 2.6% California Public Utilities Commission (CPUC)-authorized rate increase was offset by a decline in energy usage caused by milder weather in 1995. Over 98% of electric utility revenue is from retail sales. Retail rates are regulated by the CPUC and wholesale rates are regulated by the Federal Energy Regulatory Commission (FERC).

In March 1995, Edison announced that it intends to freeze average rates through 1996 for residential, small business and agricultural customers and announced a five-year goal to reduce system average rates by 25% (after adjusting for inflation), subject to CPUC approval. Edison also urged the CPUC to re-examine certain rate design issues, including possible elimination of the kilowatt-hour sales balancing account, which adjusts utility revenue for differences between CPUC-authorized and actual base-rate revenue. In July 1995, Edison filed expanded rate options and requested that the CPUC expedite the filing in order to offer these services by 1996. Edison does not anticipate that these proposals will have a material effect on future earnings trends; however, if the balancing account mechanism were to be revised or eliminated, the seasonal variability of Edison's earnings could be affected.

Revenue from diversified operations decreased 6% for the quarter, compared to the year-earlier period, as Mission Land sold an apartment complex in the second quarter of 1994. Excluding this sale, revenue from diversified operations increased in both periods, compared to the year-earlier periods, mainly from an increase in Mission Energy's electric revenue from its Roosecote project, which was out of service for slightly more than three months of the comparable periods in 1994 due to a transformer failure and scheduled maintenance. Improved operating performance at a number of Mission Energy's domestic projects, primarily from lower fuel prices, also contributed to the year-to-date increase.

Operating Expenses

Fuel expense decreased 31% and 24% for the three- and six-month periods ended June 30, 1995, compared to the year-earlier periods. Fuel expense decreased at Edison, primarily due to lower electric demand in the second quarter of 1995 caused by milder weather, an increase in hydro generation due to greater rainfall in 1995, and lower overall gas prices. Fuel expense increased at Mission Energy due to the transformer failure and scheduled maintenance at its Roosecote project in 1994, partially offset by favorable fuel prices.

Provisions for regulatory adjustment clauses increased as CPUC-authorized fuel and purchased-power cost estimates exceeded Edison's actual energy costs, due to lower than estimated gas prices, lower energy usage and an increase in Edison's hydro generation.

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

Interest income increased 42% and 48%, respectively, for the three- and six-month periods ended June 30, 1995, compared to the year-earlier periods, primarily due to higher interest rates and higher investment balances. The higher investment balances reflect the decline in dividend payments, which began in June 1994, and an increase in Mission Energy's loans to new projects. The first quarter of 1995 also includes interest income from Mission Energy's receivable related to termination of its investment in the Carbon II project in Mexico. No comparable income was recorded in the first quarter of 1994.

Other nonoperating income decreased for the second quarter of 1995, compared to the same period in 1994, primarily due to Mission Energy's receipt of insurance proceeds in 1994 related to the transformer failure at its Roosecote project, partially offset by an increase at Edison from a CPUC-authorized program to accelerate amortization of certain energy conservation programs in 1994. The year-to-date decrease reflects a $5 million CPUC-authorized incentive award received in the first quarter of 1994 related to nuclear plant performance and a 1994 benefit resulting from the effect of a drop in SCEcorp's stock price on Edison's stock option plan.

Interest Expense

Other interest expense increased 15% for the six-month period ended June 30, 1995, compared to the year-earlier period, mainly due to rising interest rates on short-term borrowings and higher balances in the regulatory balancing accounts.

Capitalized interest increased 19% and 23%, respectively, for the three- and six-month periods ended June 30, 1995, compared to the year-earlier periods, mainly from increased construction activity at Mission Energy's Australian projects.

Dividends on subsidiary preferred securities increased 13% and 18%, respectively, for the three- and six-month periods ended June 30, 1995, compared to the year-earlier periods, due to Mission Energy's issuance of $87 million in preferred securities in the fourth quarter of 1994 as partial funding for the equity requirements for its Loy Yang B project.

FINANCIAL CONDITION

SCEcorp's liquidity is primarily affected by debt maturities, dividend payments, capital expenditures and investments in partnerships and unconsolidated subsidiaries. Capital resources include cash from operations and external financings.

In June 1994, SCEcorp lowered its quarterly common stock dividend by 30%, as the result of uncertainty of future earnings levels arising from the changing nature of the electric utility industry, intensified by recently proposed changes in California utility regulation.

In January 1995, SCEcorp authorized the repurchase of up to $150 million of its common stock during 1995. SCEcorp has repurchased 1,866,598 shares ($31 million) through August 4, 1995, funded by dividends from SCEcorp subsidiaries.

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $989 million for the six-month period ended June 30, 1995, compared with $932 million for the comparable period in 1994. Cash from operations exceeded capital requirements for all periods presented.

Cash Flows from Financing Activities

SCEcorp and its subsidiaries have lines of credit totaling $2.1 billion. The holding company has a line of credit of $100 million for short-term debt. Edison has lines of credit of $900 million for short-term debt and the Mission companies have lines of credit of $600 million to finance general cash requirements. Edison also has lines of credit of $500 million for the long-term refinancing of its variable-rate pollution control bonds.

Edison's short-term debt is used to finance fuel inventories, balancing account undercollections and general cash requirements. The Mission companies' short-term debt is used mainly for construction projects until long-term construction or project loans are secured. Long-term debt is
used mainly to finance capital expenditures.    Edison's external
financings are influenced by market conditions and other factors, including limitations imposed by its articles of incorporation and trust indenture. As of June 30, 1995, Edison could issue approximately $6.3 billion of additional first and refunding mortgage bonds and $3.7 billion of preferred stock at current interest and dividend rates.

In April 1995, Mission Energy completed negotiations for financing of the Paiton power project in Indonesia. Mission Energy has firm commitments and contingent obligations to make equity contributions of $230 million and $115 million, respectively. Equity contributions are expected to be made over the four-year construction period. Mission Energy believes it will have sufficient liquidity to meet these equity requirements from cash provided by operating activities, funds available from Mission Energy's revolving line of credit and additional corporate borrowings. Mission Energy intends to issue $63 million in preferred securities in August 1995.

In June 1995, Mission Energy and its partner signed a twenty-year power purchase agreement with Italy's state electricity corporation for its ISAB power project in Italy. The project has received financing proposals in excess of the project's approximately $1 billion cost. Financing is expected to close in the fourth quarter of 1995.

California law prohibits Edison from incurring or guaranteeing debt for its nonutility affiliates. Additionally, the CPUC regulates Edison's capital structure, limiting the dividends Edison may pay SCEcorp. These restrictions are not expected to affect SCEcorp's ability to meet its cash obligations.

Cash Flows from Investing Activities

The primary uses of cash for investing activities are additions to property and plant, the Mission companies' investments in partnerships and unconsolidated subsidiaries, and funding of nuclear decommissioning trusts. Decommissioning costs are accrued and recovered in customer rates over the term of each nuclear generating facility's operating license through charges to depreciation expense. Edison estimates that it will spend approximately $12.7 billion to decommission its nuclear facilities, primarily between 2013-2070. This estimate is based on Edison's current-dollar decommissioning costs ($1.8 billion), escalated using a 6.65% rate and an earnings assumption on trust funds ranging from 5.50% to 5.75%. These amounts are expected to be funded from independent decommissioning trusts (see Notes to Consolidated Financial Statements), which receive Edison contributions of approximately $100 million per year (until decommissioning begins). The Financial Accounting Standards Board is reviewing current accounting practices for removal costs, including decommissioning of nuclear power plants. If current industry accounting practices are revised, Edison may be required to report its estimated decommissioning costs as a liability, rather than recognize these costs over the term of each facility's operating license. SCEcorp does not believe that such changes, if any, would have an adverse effect on its results of operations due to its current and expected future ability to recover these costs through Edison's customer rates.

Cash used for the Mission companies' investing activities was $324 million for the six-month period ended June 30, 1995, compared to $119 million for the same period in 1994.

SCEcorp's risk management policy allows the use of derivative financial instruments only to mitigate risk. Mission Energy has mitigated the risk of interest rate fluctuations by arranging for fixed rate financing or variable rate financing with interest rate swaps or other hedging mechanisms for the majority of its projects. As Mission Energy continues to expand into foreign markets, fluctuations in foreign currency exchange rates will continue to affect the amount of Mission Energy's equity contributions to, distributions from, and results of operations for its foreign projects. Mission Energy has hedged and will continue to hedge the majority of its exposure to fluctuations in foreign exchange rates through financial instruments and other means.

Projected Capital Requirements

SCEcorp's projected capital requirements for the next five years are:
1995--$1.2 billion; 1996--$1.0 billion; 1997--$1.0 billion; 1998--$1.4 billion; and 1999--$1.1 billion.

Long-term debt maturities and sinking fund requirements for the five twelve-month periods following June 30, 1995, are: 1996--$28 million; 1997--$231 million; 1998--$634 million; 1999--$788 million; and 2000--
$400 million.

REGULATORY MATTERS

Edison's 1995 CPUC-authorized revenue increased $193 million, or 2.6%, primarily due to a $192 million increase for fuel and purchased power ($167 million for federally required purchases), a $121 million increase for higher costs of debt and equity, a $64 million decrease for 1993 postretirement benefits other than pensions (collected in 1994 rates) and a $67 million decrease for a pending settlement agreement with the CPUC's Division of Ratepayer Advocates (DRA) related to Edison's 1995 general rate case (see 1995 General Rate Case below).

The CPUC's 1995 cost-of-capital decision authorized an increase to Edison's equity ratio from 47.25% to 47.75%, and an increase to Edison's return on common equity from 11% to 12.1% in 1995. This decision, excluding the effects of other rate actions, would increase 1995 earnings by approximately 14 cents per share. In its 1996 cost-of-capital proceeding, Edison requested to increase its common equity ratio from 47.75% to 48% with no change to its authorized return on common equity.

On July 31, 1995, the DRA recommended a decrease to Edison's 1996 return on common equity from 12.1% to 11.15%. This recommendation, if adopted, could reduce 1996 earnings by about 11 cents per share. A CPUC decision is expected in November 1995.

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

1995 General Rate Case

In 1994, Edison and the DRA filed a settlement agreement related to the 1995 general rate case. The settlement, which requires CPUC approval, includes a $67 million reduction in 1995 non-fuel revenue and, beginning February 1, 1996, accelerated recovery (by 2003, instead of 2012) of Edison's remaining investment (approximately $2.7 billion) in San Onofre Units 2 and 3. Edison would earn a reduced rate of return of 7.78%, compared to the current 9.8%, on its remaining investment. Future operating costs would be recovered through an incentive pricing plan. At the end of the recovery period, customers would bear no further obligation for Units 2 and 3, except for certain costs associated with decommissioning and permanent closure. Edison would then sell power generated by San Onofre under prices, terms and conditions which conform to any then-existing regulatory procedures.

The $67 million revenue reduction has been included in 1995 rates and is subject to change, pending the CPUC's final decision expected in late 1995.

In April 1995, the DRA filed supplemental testimony requesting a decrease to the incentive prices originally agreed upon in the settlement agreement. On May 8, 1995, Edison filed rebuttal testimony requesting that the CPUC adopt the original settlement. Hearings concluded on May 24, 1995. A CPUC decision is expected in late 1995.

Performance-Based Ratemaking

In 1993, Edison filed a proposal with the CPUC for a performance-based rate-making mechanism that would determine most of Edison's revenue (excluding fuel) from 1996-2000. The filing proposed a revenue-indexing formula that would combine operating expenses and capital-related costs into a single index. In July 1994, the CPUC ordered Edison to divide its performance-based rate-making application into two phases--transmission and distribution, and power generation. Hearings concluded in December 1994 for the transmission and distribution phase and a decision is expected in late 1995. Edison expects to file its proposal for the power generation phase in late 1995.

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

CPUC Restructuring Proposals

Since April 1994, the CPUC has been considering its proposal for restructuring California's electric utility industry, seeking to lower energy prices and provide customers with a choice of generation suppliers (direct access). As part of these proceedings, Edison filed a proposal with the CPUC in November 1994, recommending implementation of a competition transition charge mechanism beginning in 1998, for full recovery of utility investments and obligations incurred to serve customers under the existing regulatory framework. In its filing, Edison estimates its potential transition costs through 2025 to be approximately $9.3 billion (net present value), based on an assumed 1998 market price of four cents per kilowatt-hour. The potential transition costs are comprised of: $4.9 billion from Edison's qualifying facility contracts, which are the direct result of legislative and regulatory mandates; $600 million from costs pertaining to certain generating plants; and $3.8 billion from regulatory commitments consisting of costs incurred to provide service to customers whose recovery has been deferred. Such commitments include deferred taxes, postretirement benefit transition costs, accelerated recovery of nuclear plants, nuclear decommissioning and certain other costs. At June 30, 1995, these commitments included recorded generation-related regulatory assets of approximately $850 million.

On May 24, 1995, the CPUC issued for public comment two policy proposals on restructuring. Although the proposals differ, they both recommend moving to a restructured competitive electric industry within two years and generally endorse recovery of costs incurred under prior regulatory rules. The majority's proposal, supported by three of the four commissioners, recommends a power pool that would commence operation by the beginning of 1997. Under this proposal, an independent system operator would coordinate a competitive bidding process that would determine which generating plants supply power to the pool based on demand. Edison and other utilities would obtain power from the pool for distribution to their customers. After the initial two years of operation, if market power, stranded cost recovery, and jurisdictional issues were resolved, consumers would be allowed to buy electricity directly from generators. Under this proposal, utilities would provide transmission and distribution services under a performance-based rate-making model.

One commissioner offered an alternate proposal that would provide for "retail wheeling." Under this proposal, customers could enter into individual agreements and power producers, and use Edison's and other utilities' lines to transmit the power, beginning January 1998. This proposal calls for the immediate sale or spin-off of all utility-owned generation facilities, and may allow utilities to recover only 90% of the uneconomic portion of their generating assets.

On July 24, 1995, Edison filed comments supporting the majority proposal because it believes this proposal will be more successful at achieving the goals the CPUC originally set in April 1994 for a restructured electric industry in California. Hearings on both proposals have been scheduled for mid- to late August 1995. A final CPUC decision is expected in late 1995; however, the state legislature has requested the CPUC to withhold implementation of any restructuring plan until its impact can be evaluated by the legislature and governor.

FERC Restructuring Proposal

In March 1995, the FERC proposed rules which would require utilities to provide wholesale open access to the nation's interstate transmission grid, while allowing them to recover stranded costs associated with open transmission access. To help insure that wholesale open access promotes competition, the FERC proposed development of industry-wide real-time information networks that would require utilities to provide simultaneous information to all parties trading wholesale electric power. The proposal defines stranded costs as legitimate, prudent and verifiable costs incurred by a utility to provide service to customers that would subsequently become unbundled wholesale transmission service customers of the utility. Edison supports the FERC's proposal and filed comments on August 7, 1995. A final FERC decision is expected in mid-1996.

Accounting for the Effects of Regulation

Edison currently applies accounting standards that recognize the economic effects of rate regulation. If rate recovery of generation-related costs becomes unlikely or uncertain, whether due to competition or regulatory action, these accounting standards may no longer apply to Edison's generation operations and the $850 million in recorded regulatory assets would be a non-cash charge against earnings. Additionally, Edison may have write-offs associated with its potential transition costs if these costs are not fully recovered through a competition transition charge or other mechanism. Until the CPUC establishes more definitive valuation and pricing criteria for its restructuring proposal, including a recovery mechanism for the transition charges, Edison cannot predict the effect of the proposal on its results of operations.

A new accounting standard, effective January 1996, requires recognition of impairment losses on long-lived assets when an asset's book value exceeds its expected future cash flows (undiscounted). Currently, impairment losses are based on the probability that an asset's book value will be recovered. The new standard also imposes stricter criteria for retention of regulatory-created assets. Due to the regulatory uncertainties mentioned above, Edison cannot predict the effect of the new accounting standard on its generation-related assets; however, the timing of potential impairment losses for regulatory-created assets may be affected.

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

CPUC-MANDATED POWER CONTRACTS

In 1994, the CPUC ordered the California utilities to proceed with an energy auction to solicit bids for new contracts with unregulated power producers. This decision would have forced Edison to purchase 686 MW of new power at fixed prices starting in 1997, costing Edison customers $14 billion over the lives of the contracts. Edison had requested the CPUC to reconsider its decision, as it has no need for additional generating capacity until at least 2005, it believes the contracts would increase customer rates and it believes the decision is inconsistent with the CPUC's restructuring proposal goal to ultimately lower rates. Edison negotiated agreements, at substantially lower costs than those mandated by auction, with seven unregulated power producers, representing 627 MW of the 686 MW mandated. These agreements, which are subject to CPUC approval, would save Edison customers about 80% of anticipated overpayments compared with the mandated contracts. On January 6, 1995, Edison appealed the CPUC decision to the FERC. On February 23, 1995, the

FERC ruled that the CPUC violated the Federal Public Utility Regulatory Policies Act and FERC regulations because the CPUC did not consider all potential sources of capacity in reaching its avoided cost determination. The CPUC requested a rehearing on the FERC decision; however, the FERC's final decision denied the CPUC's request and reaffirmed the earlier FERC ruling. In response, the CPUC supported resolution of the energy auction through negotiated settlements and set criteria that will be used to evaluate the settlements. Edison is currently evaluating these criteria to determine the impact on its existing settlement agreements and ongoing settlement negotiations.

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

At June 30, 1995, SCEcorp's recorded estimated minimum liability to remediate its 62 identified sites was $114 million. The ultimate costs to clean up SCEcorp's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCEcorp believes that due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $215 million. The upper limit of this range of costs was estimated using assumptions least favorable to SCEcorp among a range of reasonably possible outcomes.

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

SCEcorp's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that SCEcorp may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites at this time.

The CPUC allows Edison to recover environmental-cleanup costs at 24 of its sites, representing $90 million of SCEcorp's recorded liability, through an incentive mechanism (Edison may request to include additional sites). Under this mechanism, Edison will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs through insurance and other third-party recoveries. Edison has settled insurance claims with several carriers, and is continuing to pursue additional recovery. Costs incurred at Edison's remaining 34 sites are expected to be recovered through customer rates. Edison has recorded a regulatory asset of $104 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

SCEcorp's 62 identified sites consist of 58 Edison sites and 4 Mission Energy sites. In 1994, Edison utilized an estimating technique to quantify its potential liability for environmental cleanup in an effort to obtain a reasonably possible objective and reliable estimate of environmental cleanup. Mission Energy is in the process of conducting a similar review of its sites, which is expected to be complete in 1995. This review could result in an increase to SCEcorp's number of identified sites and/or its estimated minimum liability.

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

SCEcorp's projected capital expenditures to protect the environment are $1.3 billion for 1995-1999, mainly for aesthetics treatment, including undergrounding certain transmission and distribution lines.

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

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

Qualified Facilities ("QF") Litigation

On May 20, 1993, four geothermal QFs filed a lawsuit against Edison in Los Angeles County Superior Court, claiming that Edison underpaid, and continues to underpay, the plaintiffs for energy. Edison denied the allegations in its response to the complaint. The action was brought on behalf of Vulcan/BN Geothermal Power Company, Elmore L.P., Del Ranch L.P., and Leathers L.P., each of which is partially owned by a subsidiary of Mission Energy Company (a subsidiary of SCEcorp). In October 1994, plaintiffs submitted an amended complaint to the court to add causes of action for unfair competition and restraint of trade. The plaintiffs alleged that the underpayments totaled at least $21,000,000 as of the filing of the amended complaint. In other court filings, plaintiffs contend that additional contract payments owing through the end of the contract term could total approximately $60,000,000. In the amended complaint, plaintiffs also sought treble damages for the alleged restraint of trade violations, unspecified punitive damages, and an injunction to enjoin Edison from "future" unfair competition. On February 9, 1995, the court sustained some of Edison's demurrers to plaintiffs first amended complaint and overruled others. The Court also granted plaintiffs 30 days in which to amend their complaint further. On or about March 9, 1995, plaintiffs filed a second amended complaint, realleging the substance of the claims included in the first amended complaint. The Company's demurrer to four of the causes of action alleged in the second amended complaint and motion to strike portions of eight other causes of action alleged in the same pleading were heard on May 18, 1995. Following the hearing, the court granted portions of Edison's demurrer and motion to strike. On June 6, 1995, plaintiffs served their third amended complaint, which essentially realleged the same material facts as in the second amended complaint and sought damages in the same amounts, although the allegations pertaining to restraint of trade were omitted. On July 11, 1995, the court sustained Edison's motions to strike portions of the third amended complaint which alleged certain violations of the FERC regulations requiring payment of avoided cost for QF power. However, the court granted plaintiffs leave to file a further amended complaint within 20 days. On July 27, 1995, plaintiffs served their fourth amended complaint, which essentially repeated the material allegations of the third amended complaint. If Edison does not make another motion to strike motions of the fourth amended complaint, it will respond to the complaint by denying its material allegations. The materiality of a judgment in favor of the plaintiffs would be largely dependent on the extent to which additional payments resulting from such a judgment are recoverable through Edison's Energy Cost Adjustment Clause ("ECAC").

Between January 1994 and October 1994, Edison was named as a defendant in a series of eight lawsuits brought by independent power producers of wind generation. Seven of the lawsuits were filed in Los Angeles County
Superior Court and one was filed in Kern County Superior Court. The lawsuits allege Edison incorrectly interpreted contracts with the plaintiffs by limiting fixed energy payments to a single 10-year period rather than beginning a new 10-year period of fixed energy payments for each stage of development. In its responses to the complaints, Edison denied the plaintiffs' allegations. In each of the lawsuits, the plaintiffs seek declaratory relief regarding the proper interpretation of the contracts. Plaintiffs allege a combined total of approximately $189,000,000 in damages, which includes consequential damages claimed in seven of the eight lawsuits. On March 1, 1995, the court in the lead Los Angeles County Superior Court case granted the plaintiffs' motion seeking summary adjudication that the contract language in question is not reasonably susceptible to Edison's position that there is only a single, 10-year period of fixed payments. On March 8, 1995, the court in the Kern County Superior Court case directed Edison to submit a proposed order that would deny a similar summary adjudication motion brought by the plaintiff in that case. Although a proposed order was subsequently submitted to the court in the Kern County case, it was not signed. In addition, on April
12, 1995, the court issued a minute order stating that its March 8, 1995, directive should not be construed as a ruling on the merits of the plaintiff's motion. Subsequently, the judge who heard the summary adjudication motion in the Kern County case recused himself, resulting in a new judge being assigned to the case. Edison believes the March 1, 1995, ruling in the Los Angeles case is erroneous and has asked the court to reconsider its ruling. On April 5, 1995, Edison filed a petition seeking writ review of the March 1, 1995, ruling in the California Court of Appeal. On May 3, 1995, the Court of Appeal issued an Order to Show
Cause why the March 1 ruling should not be vacated. The matter was heard August 3, 1995, and on August 9, 1995, the Court of Appeal issued its decision vacating the March 1 summary adjudication order and directing the trial court to issue an order denying the summary adjudication motion. The summary adjudication motion in the Kern County case will be reset for hearing following the Court of Appeal's decision in the Los Angeles case.
Following the March 1, 1995, ruling, an eighth lawsuit was filed in the Los Angeles County Superior Court raising claims similar to those alleged in the first seven cases in that Court. Edison has responded to the complaint in the new lawsuit by denying its material allegations. The materiality of final judgments in favor of the plaintiffs in these cases would be largely dependent on the extent to which any damages or additional payments which might result from such judgments would be recoverable through Edison's ECAC.

This matter was previously reported under the heading "QF Litigation" in
Part I, Item 3 of SCEcorp's Annual Report on Form 10-K for the year ended December 31, 1994, and the Quarterly Report on Form 10-Q for the period ended March 31, 1995.

Electric and Magnetic Fields ("EMF") Litigation

Edison has been served with two lawsuits, both of which allege, among other things, that certain plaintiffs developed cancer as a result of EMF emitted from Edison facilities in an office building. The lawsuits, filed in Orange County Superior Court and served on Edison in June 1994 and January 1995, request compensatory and punitive damages. Although no specific damage amounts are alleged in the complaints, in subsequent court filings, plaintiffs estimated general and compensatory damages of $8,000,000 and $13,500,000, plus unspecified punitive damages. The same co-defendant in both actions have filed cross-complaints against the other co-defendants, including Edison, requesting indemnification and declaratory relief concerning the rights and responsibilities of the parties. The case served in June 1994, is set to go to trial on January 8, 1996. In the case served in January 1995, Edison attempted to have the California appellate courts review the question of whether a California Superior Court has jurisdiction over personal injury claims based on EMF emitted from public utility operated electric facilities. This attempt was ultimately unsuccessful. As a result, this case is proceeding toward trial but a trial date has not yet been set.

A third case was filed in Orange County Superior Court and served on Edison in March 1995. The complaint seeks compensatory and punitive damages. The plaintiff alleges, among other things, that he developed cancer as a result of EMF emitted from Edison facilities which he alleges were not constructed in accordance with CPUC standards. No specific damage amounts are alleged in the complaint but supplemental documentation prepared by the plaintiff indicates that plaintiff will allege compensatory damages of approximately $5,500,000, plus unspecified punitive damages. This case is set to go to trial on March 11, 1996.

Edison believes that there is no proven scientific basis for the allegation that EMF are hazardous to health and, therefore, believes that the EMF lawsuits described above are without merit.

These matters were previously reported under the heading "Environmental Litigation" in Part I, Item 3 of SCEcorp's Annual Report on Form 10-K for the year ended December 31, 1994, and the Quarterly Report on Form 10-Q for the period ended March 31, 1995.

San Onofre Personal Injury Litigation

An engineer for two contractors providing services for San Onofre has been diagnosed with leukemia. On July 12, 1994, the engineer and his wife sued Edison, San Diego Gas and Electric Company ("SDG&E"), and the manufacturer of the fuel rods for the plant in the United States District Court for the Southern District of California. The plaintiffs allege that the engineer's illness resulted from contact with radioactive fuel particles released from failed fuel rods. Plant records show that the engineer's exposure to radiation was well below Nuclear Regulatory Commission ("NRC") safety levels. In the complaint, plaintiffs seek unspecified compensatory and punitive damages. In its response to the complaint, Edison denies all material allegations. The trial began August 3, 1995.

An Edison engineer employed at San Onofre died in 1991 from cancer of the abdomen. On February 6, 1995, his children sued Edison, SDG&E and the manufacturer of the fuel rods for the plant in the United States District Court for the Southern District of California. The plaintiffs allege that the engineer's illness resulted from, and was aggravated by, exposure to radiation at San Onofre, including contact with radioactive fuel particles released from failed fuel rods. Plant records show that the engineer's exposure to radiation was well below NRC safety levels. In the complaint, plaintiffs sought unspecified compensatory and punitive damages.

On April 3, 1995, the Court granted the defendants' motion to dismiss 14 of plaintiffs' 15 claims. Punitive damages are not available under the remaining claim. Edison's April 20, 1995, answer to the complaint denies all material allegations.

These matters were previously reported under the heading "San Onofre Personal Injury Litigation" in Part I, Item 3 of SCEcorp's Annual Report on Form 10-K for the year ended December 31, 1994, and the Quarterly Report on Form 10-Q for the period ended March 31, 1995.

On July 5, 1995, a former Edison reactor operator employed at San Onofre and his wife sued Edison and SDG&E, as well as Combustion Engineering, the manufacturer of the fuel rods for the plant and the Institute of Nuclear Power Operations, in the U.S. District Court for the Southern District of California. Plaintiffs allege the former employee's acute myelogenous leukemia resulted from contact with radioactive fuel particles released from fuel rods at San Onofre. The former employee subsequently died from his illness. Plaintiffs seek unspecified compensatory and punitive damages. Edison intends to deny the plaintiffs' allegations.

Employment Discrimination Litigation

On September 21, 1994, nine African-American employees filed a lawsuit against SCEcorp and Edison on behalf of an alleged class of African-American employees, alleging racial discrimination in job advancement, pay, training and evaluation. The lawsuit was filed in the United States District Court for the Central District of California. The plaintiffs seek injunctive relief, as well as an unspecified amount of compensatory and punitive damages, attorneys' fees, costs and interest. SCEcorp and Edison have responded by denying the material allegations of the complaint and asserting several affirmative defenses. The Court has ordered that plaintiffs file their motion for class certification no later than September 22, 1995, and that the hearing on that motion be held on December 11, 1995.

This matter was previously reported under the heading "Employment
Discrimination Litigation" in Part I, Item 3 of SCEcorp's Annual Report on Form 10-K for the year ended December 31, 1994, and the Quarterly Report on Form 10-Q for the period ended March 31, 1995.

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

August 8, 1995