Form 10-Q
period 1995-09-30
SCECORP
filed 1995-11-13
CIK 827052

PAGE

                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549


                                       FORM 10-Q

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended              September 30, 1995
                                ---------------------------------------

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
Yes  X   No
   -----    -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


          Class                        Outstanding at November 6, 1995
--------------------------             --------------------------------
Common Stock, no par value                       445,289,374
PAGE

                                        SCEcorp

                                         INDEX


                                                                          Page
                                                                           No.
                                                                          ----
Part I.  Financial Information:

  Item 1.  Consolidated Financial Statements:

      Consolidated Statements of Income--Three and Nine
          Months Ended September 30, 1995, and 1994                         2

      Consolidated Balance Sheets--September 30, 1995,
          and December 31, 1994                                             3

      Consolidated Statements of Cash Flows--Nine Months
          Ended September 30, 1995, and 1994                                5

      Notes to Consolidated Financial Statements                            6

  Item 2.  Management's Discussion and Analysis of Results
               of Operations and Financial Condition                       11

Part II.  Other Information:

  Item 1.  Legal Proceedings                                               21

  Item 6.  Exhibits and Reports on Form 8-K                                24
PAGE

SCEcorp

PART I--FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
In thousands, except per-share amounts

                                                3 Months Ended             9 Months Ended
                                                 September 30,              September 30,
                                          -------------------------- --------------------------
                                              1995         1994           1995         1994
                                           ----------    ---------     ----------   ----------
                                                                (Unaudited)

Electric utility revenue                  $2,509,848    $2,529,783    $5,969,459   $5,952,901
Diversified operations                       160,158       148,337       383,417      349,974
                                          ----------    ----------    ----------   ----------
Total operating revenue                    2,670,006     2,678,120     6,352,876    6,302,875
                                          ----------    ----------    ----------   ----------
Fuel                                         213,558       274,378       517,022      672,336
Purchased power                              917,547       922,815     1,954,370    1,949,676
Provisions for regulatory adjustment
  clauses -- net                             146,463       121,536       191,918       82,097
Other operating expenses                     350,719       356,823     1,015,516    1,062,075
Maintenance                                   86,488        77,269       269,212      249,748
Depreciation and decommissioning             253,720       245,620       750,271      721,220
Income taxes                                 202,602       195,661       419,150      395,665
Property and other taxes                      50,612        54,075       158,990      161,434
                                          ----------    ----------    ----------   ----------
Total operating expenses                   2,221,709     2,248,177     5,276,449    5,294,251
                                          ----------    ----------    ----------   ----------
Operating income                             448,297       429,943     1,076,427    1,008,624
                                          ----------    ----------    ----------   ----------
Provision for rate phase-in plan             (33,082)      (37,196)      (90,947)    (101,422)
Allowance for equity funds used
  during construction                          4,392         3,807        14,915       11,296
Interest income                               16,625         9,903        46,695       30,154
Minority interest                            (11,284)      (11,416)      (34,378)     (33,221)
Other nonoperating income -- net              10,241        23,340        29,023       60,360
                                          ----------    ----------    ----------   ----------
Total other income (deductions) -- net       (13,108)      (11,562)      (34,692)     (32,833)
                                          ----------    ----------    ----------   ----------
Income before interest and other expenses    435,189       418,381     1,041,735      975,791
                                          ----------    ----------    ----------   ----------
Interest on long-term debt                   140,913       130,037       399,141      382,771
Other interest expense                        14,676        20,276        61,580       60,946
Allowance for borrowed funds used
  during construction                         (3,335)       (3,733)      (11,326)     (11,537)
Capitalized interest                         (16,012)      (11,118)      (43,581)     (33,511)
Dividends on subsidiary preferred
  securities                                  11,378        10,020        34,934       30,060
                                          ----------    ----------    ----------   ----------
Total interest and other expenses -- net     147,620       145,482       440,748      428,729
                                          ----------    ----------    ----------   ----------
Net income                                $  287,569    $  272,899    $  600,987   $  547,062
                                          ==========    ==========    ==========   ==========
Weighted-average shares of common stock
  outstanding                                445,855       447,799       446,755      447,799
Earnings per share                              $.65          $.61         $1.35        $1.22
Dividends declared per common share              .25           .25           .75         .855





The accompanying notes are an integral part of these financial statements.
PAGE

SCEcorp

CONSOLIDATED BALANCE SHEETS
In thousands

                                                       September 30,       December 31,
                                                            1995               1994
                                                      -------------        -----------
                                                         (Unaudited)
ASSETS

Utility plant, at original cost                         $19,628,641          $19,121,964
Less -- accumulated provision for
  depreciation and decommissioning                        8,360,622            7,710,227
                                                        -----------          -----------
                                                         11,268,019           11,411,737
Construction work in progress                               791,058              906,766
Nuclear fuel, at amortized cost                             152,668               98,044
                                                        -----------          -----------
Total utility plant                                      12,211,745           12,416,547
                                                        -----------          -----------
Nonutility property -- less
  accumulated provision for
  depreciation of $129,238 and $101,093
  at respective dates                                     2,078,049            1,977,069
Nuclear decommissioning trusts                            1,172,079              919,351
Investments in partnerships and
  unconsolidated subsidiaries                             1,551,829            1,200,927
Investments in leveraged leases                             570,100              555,564
Other investments                                            67,916               39,584
                                                        -----------          -----------
Total other property and investments                      5,439,973            4,692,495
                                                        -----------          -----------
Cash and equivalents                                        544,519              533,957
Receivables, including unbilled
  revenue, less allowances of
  $23,433 and $23,934 for uncollectible
  accounts at respective dates                            1,245,009              975,064
Fuel inventory                                              118,286              116,929
Materials and supplies, at average cost                     156,797              129,109
Accumulated deferred income taxes -- net                    465,573              271,308
Prepayments and other current assets                        144,916              107,731
                                                        -----------          -----------
Total current assets                                      2,675,100            2,134,098
                                                        -----------          -----------
Unamortized debt issuance and
  reacquisition expense                                     357,347              356,557
Rate phase-in plan                                          158,930              240,730
Unamortized nuclear plant -- net                            108,367              171,071
Income tax-related deferred charges                       1,754,953            1,816,414
Other deferred charges                                      569,529              562,335
                                                        -----------          -----------
Total deferred charges                                    2,949,126            3,147,107
                                                        -----------          -----------
Total assets                                            $23,275,944          $22,390,247
                                                        ===========          ===========








The accompanying notes are an integral part of these financial statements.
PAGE

SCEcorp

CONSOLIDATED BALANCE SHEETS
In thousands, except share amounts

                                                       September 30,       December 31,
                                                            1995                1994
                                                       -------------       -----------
                                                          (Unaudited)

CAPITALIZATION AND LIABILITIES

Common shareholders' equity:
 Common stock (445,421,874 and 447,799,172
    shares outstanding at respective dates)              $ 2,677,454         $ 2,691,574
 Retained earnings                                         3,691,821           3,451,842
                                                         -----------         -----------
                                                           6,369,275           6,143,416
Preferred securities of subsidiaries:
 Not subject to mandatory redemption                         433,755             446,255
 Subject to mandatory redemption                             275,000             275,000
Long-term debt                                             6,751,326           6,347,188
                                                         -----------         -----------
Total capitalization                                      13,829,356          13,211,859
                                                         -----------         -----------
Other long-term liabilities                                  345,029             311,063
                                                         -----------         -----------
Current portion of long-term debt                             43,224             231,370
Short-term debt                                              433,002             845,514
Accounts payable                                             393,598             412,930
Accrued taxes                                                830,267             530,163
Accrued interest                                             130,667              99,770
Dividends payable                                            113,787             115,803
Regulatory balancing accounts -- net                         296,764              55,710
Deferred unbilled revenue and other
 current liabilities                                       1,116,994             865,758
                                                         -----------         -----------
Total current liabilities                                  3,358,303           3,157,018
                                                         -----------         -----------
Accumulated deferred income
 taxes -- net                                              4,047,221           4,059,372
Accumulated deferred investment
 tax credits                                                 411,900             432,265
Customer advances and other
 deferred credits                                            646,518             616,110
                                                         -----------         -----------
Total deferred credits                                     5,105,639           5,107,747
                                                         -----------         -----------
Minority interest                                            637,617             602,560
                                                         -----------         -----------
Commitments and contingencies
 (Notes 1 and 2)


Total capitalization and liabilities                     $23,275,944         $22,390,247
                                                         ===========         ===========








The accompanying notes are an integral part of these financial statements.
PAGE

SCEcorp

CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands

                                                                   9 Months Ended
                                                                    September 30,
                                                          ------------------------
                                                            1995              1994
                                                          ---------       -----------
                                                                   (Unaudited)
Cash flows from operating activities:
Net income                                                 $  600,987       $  547,062
Adjustments for non-cash items:
 Depreciation and decommissioning                             750,271          721,220
 Amortization                                                  47,347          105,922
 Rate phase-in plan                                            81,800           91,778
 Deferred income taxes and investment tax
    credits                                                  (166,959)        (135,583)
 Equity in income from partnerships and
    unconsolidated subsidiaries                              (113,770)        (111,341)
 Other long-term liabilities                                   33,966           48,514
 Other -- net                                                 (23,622)        (100,180)
Changes in working capital:
 Receivables                                                 (269,945)        (362,850)
 Regulatory balancing accounts                                241,054           51,816
 Fuel inventory, materials and supplies                       (29,045)         (26,524)
 Prepayments and other current assets                         (37,183)         (21,853)
 Accrued interest and taxes                                   331,001          442,570
 Accounts payable and other current
    liabilities                                               185,013          324,059
Distributions from partnerships and
  unconsolidated subsidiaries                                 118,033          148,492
                                                           ----------       ----------
Net cash provided by operating activities                   1,748,948        1,723,102
                                                           ----------       ----------
Cash flows from financing activities:
Long-term debt issued                                         836,335          110,224
Long-term debt repayments                                    (762,790)        (257,741)
Preferred securities issued                                    62,500               --
Preferred securities redemptions                              (75,000)              --
Common stock repurchases                                      (39,850)              --
Nuclear fuel financing -- net                                  42,775          (25,915)
Short-term debt financing -- net                             (322,512)        (114,431)
Dividends received                                            (10,150)              --
Dividends paid                                               (335,374)        (429,887)
                                                           ----------       ----------
Net cash used by financing activities                        (604,066)        (717,750)
                                                           ----------       ----------
Cash flows from investing activities:
Additions to property and plant                              (719,964)        (853,379)
Funding of nuclear decommissioning trusts                    (111,897)        (101,031)
Investments in partnerships and
  unconsolidated subsidiaries                                (310,523)        (167,111)
Other -- net                                                    8,064           72,998
                                                           ----------       ----------
Net cash used by investing activities                      (1,134,320)      (1,048,523)
                                                           ----------       ----------
Net increase (decrease) in cash and
  equivalents                                                  10,562          (43,171)
Cash and equivalents, beginning of period                     533,957          420,510
                                                           ----------       ----------
Cash and equivalents, end of period                        $  544,519       $  377,339
                                                           ==========       ==========



The accompanying notes are an integral part of these financial statements.
PAGE

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

Certain prior-period amounts have been reclassified to conform to the September 30, 1995, financial statement presentation.

Note 1. Regulatory Matters

1995 General Rate Case Proposed Settlement Agreement

In 1994, Edison and the California Public Utilities Commission's (CPUC) Division of Ratepayer Advocates (DRA) filed a settlement agreement related to the 1995 general rate case. The settlement, which requires CPUC approval, includes a $67 million reduction in 1995 non-fuel revenue and, beginning February 1, 1996, accelerated recovery (by 2003, instead of 2012) of Edison's remaining investment in San Onofre Units 2 and 3, with an incentive pricing plan for future operating costs. The $67 million revenue reduction has been included in 1995 rates.

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

In April 1995, the DRA filed supplemental testimony recommending a 0.25-cent-per-kilowatt-hour decrease to the incentive price originally agreed to in the settlement agreement. The DRA claims the decrease is based on "new information" obtained after the settlement was negotiated, but prior to the hearings. In May 1995, hearings concluded after Edison filed rebuttal testimony showing that the "new information" does not form the basis for any change to the agreement and requesting that the CPUC adopt the original settlement.

On September 14, 1995, a CPUC administrative law judge (ALJ) issued a proposed decision that would reduce Edison's 1995 revenue by $105 million. The additional $38 million reduction would be retroactive to January 1, 1995. The ALJ also recommended that the general rate case settlement agreement with the DRA be rejected, including the portion pertaining to San Onofre. The ALJ viewed the latter as being premature in light of California's restructuring proceeding and stated that it could be resubmitted as part of the restructuring proceeding or other appropriate proceeding. A final CPUC decision on the general rate case is expected by year-end. If the CPUC adopts the ALJ recommendation to move the San Onofre Units 2 and 3 agreement to another proceeding, Edison believes the PAGE

SCEcorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

unrecovered investment would be recovered through a competition transition charge or other mechanism (see CPUC Restructuring Proposals).

CPUC Restructuring Proposals

Since April 1994, the CPUC has been considering its proposal for restructuring California's electric utility industry, seeking to lower energy prices and provide customers with a choice of generation suppliers. As a part of these proceedings, Edison filed a proposal with the CPUC in November 1994 recommending implementation of a competition transition charge (CTC), beginning in 1998, as a mechanism to allow for full recovery of generation-related utility investments and obligations incurred to serve customers under the existing regulatory framework. In its filing, Edison estimates its potential transition costs through 2025 to be approximately $9.3 billion (net present value), based on an assumed 1998 market price of 4 cents per kilowatt-hour. The potential transition costs are comprised of: $4.9 billion from Edison's qualifying facility contracts, which are the direct result of legislative and regulatory mandates; $600 million from costs pertaining to certain generating plants; and $3.8 billion from regulatory commitments consisting of costs incurred to provide service to customers whose recovery has been deferred. Such commitments include the recovery of income-tax benefits previously flowed-through to customers, postretirement benefit transition costs, accelerated recovery of nuclear plants (including accelerated recovery of San Onofre Unit 1 and recovery of San Onofre Units 2 and 3 as discussed above), nuclear decommissioning and certain other costs. At September 30, 1995, these commitments included recorded generation-related regulatory assets of approximately $1.2 billion, primarily for the recovery of income-tax benefits previously flowed-through to customers, the Palo Verde phase-in plan and unamortized loss on reacquired debt.

On May 24, 1995, the CPUC issued for public comment two policy proposals on restructuring. Although the proposals differ, they both recommend moving to a restructured competitive electric industry within two years and generally endorse recovery of costs incurred under prior regulatory rules. The majority's proposal, supported by three of the four commissioners, recommends a power pool that would commence operation by the beginning of 1997. One commissioner offered an alternate proposal that would provide for individual customer agreements with power producers. This proposal would also require the immediate sale or spin-off of all utility-owned generating facilities, and may allow utilities to recover only 90% of costs incurred under prior regulatory rules. On July 24, 1995, Edison filed comments supporting the majority proposal as it believes this proposal will be more successful at achieving CPUC goals set in April 1994 for a restructured electric industry in California.

On September 11, 1995, Edison and a broad coalition of electricity customers and independent power producers submitted, as a joint recommendation to the CPUC, a set of principles to modify and refine the CPUC's two policy proposals. According to the Memorandum of
Understanding: an independent system operator would control the scheduling and dispatch of all electricity on the state's power grid; a separate power exchange would manage electricity supply and demand through an economic auction; physical direct access would be phased in over a five-year schedule, allowing for individual contracts and aggregation of smaller customers; a non-bypassable transition charge would be collected to pay for past regulatory commitments; and, California's social and environmental public policy programs would be funded through a separate charge to all customers during the transition period.

Hearings were held on the joint recommendation in September 1995 and a final CPUC decision on industry restructuring is expected by year-end; PAGE

SCEcorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

however, the state legislature has requested the CPUC to withhold implementation of any restructuring plan until its impact can be evaluated by the legislature and governor.

FERC Restructuring Proposal

In March 1995, the Federal Energy Regulatory Commission (FERC) proposed rules which would require utilities to provide wholesale open transmission access to the nation's interstate transmission grid, while allowing them to recover stranded costs associated with open access. The proposal defines stranded costs as legitimate, prudent and verifiable costs incurred to provide service to customers that would subsequently become unbundled wholesale transmission service customers of the utility. Edison supports the FERC's proposal and filed comments in August 1995. A final FERC decision is expected in mid-1996.

Financial Impact of Restructuring Proposals

Edison currently applies accounting standards that recognize the economic effects of rate regulation. As a result of applying these standards, Edison has recorded net regulatory assets of approximately $2.4 billion as of September 30, 1995, which include generation-related regulatory assets of $1.2 billion. Effective January 1996, a new accounting standard will impose stricter criteria for the retention of regulatory-created assets. Under this standard, Edison must be able to conclude that regulatory assets continue to be probable of recovery. Currently, a conclusion that such assets are not probable of loss is required. Accordingly, if rate recovery of generation-related costs does not continue to be probable, whether due to competition or regulatory action, regulatory accounting standards may no longer apply to Edison's generation operations and the $1.2 billion ($700 million after-tax) in recorded generation-related regulatory assets would be a non-cash charge against earnings. Additionally, Edison may have write-offs associated with its potential transition costs if all or a portion of these costs are not recovered through a CTC or other mechanism. Until the CPUC issues a final policy decision specifying definitive procedures to identify, value, calculate, allocate and recover transition costs, SCEcorp cannot predict the effect, if any, on its results of operations.

Mohave Generating Station

A 1994 CPUC decision stated that Edison was liable for expenditures related to a 1985 accident at the Mohave Generating Station. The CPUC ordered a second phase of this proceeding to quantify the disallowance. SCEcorp believes that the final outcome of this matter will not materially affect its results of operations.

Note 2. Contingencies

In addition to the matters disclosed in these notes, SCEcorp is involved in legal, tax and regulatory proceedings before various courts and governmental agencies with regard to matters arising in the ordinary course of business. SCEcorp believes that the final outcome of these proceedings will not materially affect its results of operations or liquidity.

Environmental Protection

SCEcorp is subject to numerous environmental laws and regulations, which require it to incur substantial costs to operate existing facilities, construct and operate new facilities, and mitigate or remove the effect of past operations on the environment.
PAGE

SCEcorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At September 30, 1995, SCEcorp's recorded estimated minimum liability to remediate its 62 identified sites was $114 million. The ultimate costs to clean up SCEcorp's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCEcorp believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $215 million. The upper limit of this range of costs was estimated using assumptions least favorable to SCEcorp among a range of reasonably possible outcomes.

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

The CPUC allows Edison to recover environmental-cleanup costs at 24 of its sites, representing $90 million of SCEcorp's recorded liability, through an incentive mechanism (Edison may request to include additional sites). Under this mechanism, Edison will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs through insurance and other third-party recoveries. Edison has settled insurance claims with several carriers, and is continuing to pursue additional recovery. Costs incurred at Edison's remaining 34 sites are expected to be recovered through customer rates. Edison has filed a request with the CPUC to add 11 of these sites ($12 million) to the incentive mechanism. Edison has recorded a regulatory asset of $104 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

SCEcorp's 62 identified sites consist of 58 Edison sites and four Mission Energy sites. In 1994, Edison utilized an estimating technique to quantify its potential liability for environmental cleanup in an effort to obtain a reasonably possible objective and reliable estimate of environmental cleanup. Mission Energy is in the process of conducting a similar review of its sites, which is expected to be completed in 1995. PAGE

SCEcorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

This review could result in an increase to SCEcorp's number of identified sites and/or its estimated minimum liability.

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

PAGE

SCEcorp

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

Earnings

SCEcorp's earnings per share for the three- and nine-month periods ended September 30, 1995, were 65 cents and $1.35, respectively, compared with 61 cents and $1.22 for the year-earlier periods. Southern California Edison Company's quarterly earnings were up 4 cents per share and year-to-date earnings increased 10 cents per share, primarily due to a higher authorized return on common equity for 1995 and improved operating efficiencies, partially offset by employee severance costs. The Mission companies' quarterly earnings were unchanged while the year-to-date earnings increased 4 cents per share reflecting Mission Energy's higher returns on oil and gas investments, favorable fuel prices, and improved results at its energy projects primarily during the first quarter of 1995.

In 1993, Mission Energy recognized the reduced value of its investment in five geothermal projects. These projects have 30-year power sales contracts that are based on the market price of natural gas after an initial 10-year fixed-price period. The market price of gas is not expected to escalate as originally projected, thus Mission Energy has discontinued recording earnings from these projects. This decision negatively affected 1994 earnings by 3 cents per share and is expected to continue to affect earnings in 1995 and possibly beyond.

Operating Revenue

Electric utility revenue remained virtually unchanged for the three- and nine-month periods ended September 30, 1995, compared with the same periods in 1994, as a 2.6% California Public Utilities Commission (CPUC)- authorized rate increase was offset by a decline in energy usage caused by milder weather in 1995 and a decrease in the volume of sales to resale cities. Over 98% of electric utility revenue is from retail sales. Retail rates are regulated by the CPUC and wholesale rates are regulated by the Federal Energy Regulatory Commission (FERC).

In March 1995, Edison announced that it intends to freeze average rates for residential, small business and agricultural customers through 1996, and announced a five-year goal to reduce system average rates by 25% (after adjusting for inflation), subject to CPUC approval. Edison also urged the CPUC to re-examine certain rate design issues, including possible elimination of the kilowatt-hour sales balancing account, which adjusts utility revenue for differences between CPUC-authorized and actual base-rate revenue. In July 1995, Edison filed expanded rate options and requested that the CPUC expedite the filing in order to offer these services by 1996. Edison does not anticipate that these proposals will have a material effect on future earnings trends, however, if the balancing account mechanism were to be revised or eliminated, the seasonal variability of Edison's earnings could be affected.

Revenue from diversified operations increased 8% and 10%, respectively, for the quarter and year-to-date periods, compared to the year-earlier periods, mainly from an increase in Mission Energy's electric revenue from its Roosecote project, which was out of service for the majority of the comparable periods in 1994 due to a transformer failure and scheduled maintenance. Improved operating performance at a number of domestic projects, and an increase in the number of operating projects, also contributed to the year-to-date increase. The year-to-date increase was partially offset by the sale of an apartment complex in the second quarter of 1994 by Mission Land Company.

Operating Expenses

Fuel expense decreased 22% and 23%, respectively, in the three and nine months ended September 30, 1995, compared with the same periods in 1994. The decreases primarily reflect a change in Edison's fuel mix from the year-earlier periods. Edison's hydro generation was up significantly in 1995, due to greater rainfall, resulting in lower gas purchases compared with the same periods in 1994. In addition, during the third quarter of 1995, San Onofre Nuclear Generating Station Unit 3 was out of service for two months for refueling and maintenance. Edison also received an $11 million fuel credit from the Department of Energy. Lower overall gas prices and a higher than average operating capacity at San Onofre Units
2 and 3 also contributed to the decrease in Edison's year-to-date energy costs. The year-to-date decline was partially offset by an increase at Mission Energy as its Roosecote project was out of service for slightly more than five months during the year-to-date period ended September 30, 1994, due to the transformer failure and scheduled maintenance.

Provisions for regulatory adjustment clauses increased in both periods as CPUC-authorized fuel and purchased-power cost estimates exceeded Edison's actual energy costs. Edison's actual energy costs were lower than estimated due to the increase in hydro generation, San Onofre Unit 3's scheduled refueling outage, and lower gas prices.

Other operating expenses include severance charges at Edison of $12 million for the nine-month period ended September 30, 1995. As Edison's operating environment continues to evolve toward a more competitive future, it is anticipated that workforce reductions will continue to occur. At this time, Edison does not have plans for company-wide workforce reductions that would be considered a restructuring for financial reporting purposes; however, each operating department will continue to review staffing needs during this period of change. Excluding severance charges, other operating expenses decreased in both periods primarily due to operating efficiencies at Edison.

Maintenance expense increased 12% in the third quarter of 1995, compared with the year-earlier period, due to the scheduled refueling and maintenance outage at San Onofre Unit 3. Unit 3 returned to service on September 26, 1995.

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

Interest income increased 68% and 55%, respectively, for the three- and nine-month periods ended September 30, 1995, compared to the year-earlier periods, primarily due to higher interest rates and higher investment balances. The higher investment balances reflect the decline in dividend payments, which began in June 1994, and an increase in Mission Energy's loans to projects. Also, both periods in 1995 include interest income from Mission Energy's receivable from its partners in the Carbon II project in Mexico resulting from termination of its investment in the project in the third quarter of 1994.

Other nonoperating income decreased for the quarter and year-to-date periods, compared to the same periods in 1994, primarily due to Mission Energy's receipt of insurance proceeds in the third quarter of 1994 related to the transformer failure at its Roosecote project. The year-to-date decrease also reflects a $5 million CPUC-authorized incentive award received by Edison in the first quarter of 1994 related to nuclear plant performance and a 1994 benefit resulting from the effect of a drop in SCEcorp's stock price on Edison's stock option plan.
PAGE

Interest Expense

Other interest expense decreased 28% for the quarter as a portion of Mission Energy's revolving line of credit related to its Brooklyn Navy Yard project was reclassified to long-term debt, until other financing is secured (see discussion under Cash Flows from Financing Activities). This reclassification reduced short-term interest expense, with a corresponding increase in interest on long-term debt. Other interest expense remained virtually unchanged for the year-to-date period, compared to the year-earlier period, as the third quarter decrease at Mission Energy was offset by an increase at Edison due to rising interest rates on short-term borrowings and higher balances in the regulatory balancing accounts.

Capitalized interest increased 44% and 30%, respectively, for the three- and nine-month periods ended September 30, 1995, compared to the year-earlier periods, mainly from an increase in construction activity and debt levels at Mission Energy's Paiton and Brooklyn Navy Yard projects.

Dividends on subsidiary preferred securities increased 14% and 16%, respectively, for the three- and nine-month periods ended September 30, 1995, compared to the year-earlier periods, due to Mission Energy's issuance of $87 million in preferred securities in the fourth quarter of 1994 as partial funding for the equity requirements for its Loy Yang B project and an additional issuance of $63 million in preferred securities in August of 1995.

FINANCIAL CONDITION

SCEcorp's liquidity is primarily affected by debt maturities, dividend payments, capital expenditures and investments in partnerships and unconsolidated subsidiaries. Capital resources include cash from operations and external financings.

In June 1994, SCEcorp lowered its quarterly common stock dividend by 30%, as the result of uncertainty of future earnings levels arising from the changing nature of the electric utility industry intensified by recently proposed changes in California utility regulation. SCEcorp's dividends to earnings ratio (payout ratio) for the twelve-month period ended September 30, 1995, was 61%, which compared favorably with the utility industry average of about 80%. The cash flow coverage of dividends for the twelve-month period ended September 30, 1995, increased to 5.2 times from 4.0 times for the year-earlier period, primarily from the lower dividend rate.

In January 1995, SCEcorp authorized the repurchase of up to $150 million of its common stock. SCEcorp repurchased 2,774,298 shares ($46 million) through November 3, 1995, funded by dividends from SCEcorp subsidiaries.

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $1.7 billion for both of the nine-month periods ended September 30, 1995, and 1994, respectively. Cash from operations exceeded capital requirements for all periods presented.

Cash Flows from Financing Activities

At September 30, 1995, SCEcorp and its subsidiaries had $1.8 billion of borrowing capacity available under lines of credit totaling $2.1 billion. Edison has available lines of credit of $1.4 billion, with $900 million supporting commercial paper and $500 million for the long-term refinancing of its variable-rate pollution control bonds. The holding company has available a $100 million one-year term line of credit for short-term debt. The Mission companies had available lines of credit of $600 million, with $300 million of borrowing capacity available to finance general cash requirements. SCEcorp's unsecured revolving lines of credit are at negotiated or bank index rates with various expiration dates; the majority with five-year terms. Mission Energy's borrowing capacity under its revolving line of credit increased with the closing of its Auburndale project on October 27, 1995. The increased borrowing capacity is expected to be utilized for additional funding of the Brooklyn Navy Yard project. Although Mission Energy owns 50% of the Brooklyn Navy Yard project, it is funding all of the estimated $400 million in costs for the project; $250 million had been spent through September 30, 1995. In order for Mission Energy to close a $254 million tax-exempt financing for the project, it will be required to provide a letter of credit or guarantee; however, no assurance can be given that such financing will be obtained prior to the end of the current year. In addition, Mission Energy believes that its anticipated returns with respect to the Brooklyn Navy Yard project may be substantially less than it had originally anticipated.

Edison's short-term debt is used to finance fuel inventories, balancing account undercollections and general cash requirements. The Mission companies' short-term debt is used mainly for construction projects until long-term construction or project loans are secured. Long-term debt is used mainly to finance capital expenditures. Edison's external financings are influenced by market conditions and other factors, including limitations imposed by its articles of incorporation and trust indenture. As of September 30, 1995, Edison could issue approximately $7.2 billion of additional first and refunding mortgage bonds and $4.3 billion of preferred stock at current interest and dividend rates.

In April 1995, Mission Energy and its partners completed a $1.8 billion financing for the Paiton power project in Indonesia. Mission Energy has firm commitments and contingent obligations to make equity contributions of $226 million and $115 million, respectively, over the expected four-year construction period. Mission Energy believes it will have sufficient liquidity to meet these equity requirements from cash provided by operating activities, proceeds from the repayment of loans to energy projects, funds available from Mission Energy's revolving line of credit and additional corporate borrowings.

California law prohibits Edison from incurring or guaranteeing debt for its nonutility affiliates. Additionally, the CPUC regulates Edison's capital structure, limiting the dividends Edison may pay SCEcorp. At September 30, 1995, Edison had the capacity to pay $400 million in additional dividends to SCEcorp and continue to maintain its authorized capital structure. These restrictions are not expected to affect SCEcorp's ability to meet its cash obligations.

Cash Flows from Investing Activities

The primary uses of cash for investing activities are additions to property and plant, the Mission companies' investments in partnerships and unconsolidated subsidiaries, and funding of nuclear decommissioning trusts. Decommissioning costs are accrued and recovered in rates over the term of each nuclear generating facility's operating license through charges to depreciation expense. Edison estimates that it will spend approximately $12.7 billion to decommission its nuclear facilities, primarily between 2013-2070. This estimate is based on Edison's current-dollar decommissioning costs ($1.8 billion), escalated using a 6.65% rate and an earnings assumption on trust funds ranging from 5.50% to 5.75%. These amounts are expected to be funded from independent decommissioning trusts (see Notes to Consolidated Financial Statements), which receive Edison contributions of approximately $100 million per year (until decommissioning begins). The Financial Accounting Standards Board is reviewing current accounting practices for removal costs, including decommissioning of nuclear power plants. If current industry accounting practices are changed, Edison could be required to report its estimated decommissioning costs as a liability, rather than recognize these costs over the term of each facility's operating license. SCEcorp does not believe that such changes, if any, would have an adverse effect on its results of operations due to its current and expected future ability to recover these costs through Edison's customer rates.
PAGE

Cash used for the Mission companies' investing activities was $432 million for the nine-month period ended September 30, 1995, compared to $214 million for the same period in 1994. The increase was primarily due to Mission Energy's additional investments in and loans to energy projects.

SCEcorp's risk management policy allows the use of derivative financial instruments to mitigate risk. Mission Energy has attempted to mitigate the risk of interest rate fluctuations by arranging for fixed rate financing or variable rate financing with interest rate swaps or other hedging mechanisms for the majority of its projects. As a result of interest rate hedging mechanisms, interest expense increased $5 million for both year-to-date periods presented. As Mission Energy continues to expand into foreign markets, fluctuations in foreign currency exchange rates will continue to affect the amount of Mission Energy's equity contributions to, distributions from, and results of operations for its foreign projects. Mission Energy has hedged and will continue to hedge the majority of its exposure to fluctuations in foreign exchange rates through forward contracts, options, offsetting obligations denominated in foreign currencies, and indexing underlying project agreements to U.S. dollars or other indices reasonably expected to correlate with foreign exchange movements.

Projected Capital Requirements

SCEcorp's projected capital requirements for the next five years are:
1995--$1.1 billion; 1996--$1.0 billion; 1997--$949 million; 1998--$908 million; and 1999--$993 million.

Long-term debt maturities and sinking fund requirements for the five twelve-month periods following September 30, 1995, are: 1996--$28 million; 1997--$552 million; 1998--$336 million; 1999--$781 million; and 2000--$397 million.

REGULATORY MATTERS

Edison's 1995 CPUC-authorized revenue increased $193 million, or 2.6%, primarily due to a $192 million increase for fuel and purchased power ($167 million for federally required purchases), a $121 million increase for higher costs of debt and equity, a $64 million decrease for 1993 postretirement benefits other than pensions (collected in 1994 rates) and a $67 million decrease for a pending settlement agreement with the CPUC's Division of Ratepayer Advocates (DRA) related to Edison's 1995 general rate case (see 1995 General Rate Case Proposed Settlement Agreement below).

The CPUC's 1995 cost-of-capital decision authorized an increase to Edison's equity ratio from 47.25% to 47.75%, and an increase to Edison's return on common equity from 11% to 12.1% in 1995. This decision, excluding the effects of other rate actions, would increase 1995 earnings by approximately 14 cents per share. In its 1996 cost-of-capital proceeding, Edison requested to increase its common equity ratio from 47.75% to 48% with no change to its authorized return on common equity.
On October 6, 1995, a CPUC administrative law judge (ALJ) issued a proposed decision recommending a decrease to Edison's return on common equity from 12.1% to 11.6%. This recommendation, if adopted, could reduce 1996 earnings by approximately 4 cents per share, excluding the effects of other rate actions. A CPUC decision is expected in late November 1995.

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

1995 General Rate Case Proposed Settlement Agreement

In 1994, Edison and the DRA filed a settlement agreement, which requires CPUC approval, related to the 1995 general rate case. The settlement includes: a $67 million reduction in 1995 non-fuel revenue, effective January 1, 1995; and, accelerated recovery of Edison's remaining investment (approximately $2.7 billion) in San Onofre Units 2 and 3 at a reduced rate of return (7.78% compared to 9.8%), beginning February 1, 1996. Future operating costs at San Onofre would be recovered through an incentive pricing plan. At the end of the accelerated recovery period (2003, instead of 2012), customers would bear no further obligation for Units 2 and 3, except for certain costs associated with decommissioning and permanent closure. Edison would then sell power generated by San Onofre under prices, terms and conditions which conform to any then-existing regulatory procedures.

In April 1995, the DRA filed supplemental testimony requesting a decrease to the incentive prices originally agreed upon in the settlement. Edison filed rebuttal testimony requesting that the CPUC adopt the original settlement. Hearings concluded in May 1995.

On September 14, 1995, an ALJ issued a proposed decision recommending that the settlement agreement with the DRA be rejected, including the portion related to San Onofre, and recommended an additional reduction to Edison's 1995 revenue of $38 million. The proposed decision stated that recovery of San Onofre could be resubmitted as part of the CPUC restructuring proceeding or other appropriate proceeding. A final CPUC decision is expected by year-end. If the CPUC adopts the ALJ recommendation to move the San Onofre Units 2 and 3 agreement to another proceeding, Edison believes the unrecovered investment would be recovered through a competition transition charge or other mechanism (see Competitive Environment).

Performance-Based Ratemaking

In 1993, Edison filed a proposal with the CPUC for a performance-based rate-making mechanism that would determine most of Edison's revenue (excluding fuel) from 1996-2000. The filing proposed a revenue-indexing formula that would combine operating expenses and capital-related costs into a single index. In July 1994, the CPUC ordered Edison to divide its performance-based rate-making application into two phases - transmission and distribution, and power generation. Hearings concluded in December 1994 for the transmission and distribution phase and a decision is expected by year-end. Edison expects to file its proposal for the power generation phase after the CPUC issues its final decision on industry restructuring (see Competitive Environment).

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

Since April 1994, the CPUC has been considering its proposal for restructuring California's electric utility industry, seeking to lower energy prices and provide customers with a choice of generation providers. As part of these proceedings, Edison filed a proposal with the CPUC in November 1994 recommending implementation of a competition transition charge (CTC), beginning in 1998, as a mechanism to allow for full recovery of generation-related utility investments and obligations incurred to serve customers under the existing regulatory framework. In its filing, Edison estimates its potential transition costs through 2025 to be approximately $9.3 billion (net present value), based on an assumed 1998 market price of 4 cents per kilowatt-hour. The potential transition costs are comprised of: $4.9 billion from qualifying facility contracts, which are the direct result of legislative and regulatory mandates; $600 million from costs pertaining to certain generating plants; and $3.8 billion from regulatory commitments consisting of costs incurred to provide service to customers whose recovery has been deferred. Such commitments include the recovery of income-tax benefits previously flowed-through to customers, postretirement benefit transition costs, accelerated recovery of nuclear plants (including accelerated recovery of San Onofre Unit 1 and recovery of San Onofre Units 2 and 3 as discussed in the 1995 General Rate Case Proposed Settlement Agreement), nuclear decommissioning and certain other costs. At September 30, 1995, these commitments included recorded generation-related regulatory assets of approximately $1.2 billion, primarily for the recovery of income-tax benefits previously flowed-through to customers, the Palo Verde phase-in plan and unamortized loss on reacquired debt.

On May 24, 1995, the CPUC issued for public comment two policy proposals that recommend moving to a restructured competitive electric industry within two years. Although the proposals differ, both generally endorse recovery of costs incurred under prior regulatory rules. The majority's proposal, supported by three of the four commissioners, recommends deregulation of electric generation through a power pool mechanism. The alternate proposal recommends deregulation of electric generation through individual customer agreements with power producers. This proposal would also require the immediate sale or spin-off of all utility owned generation facilities, and may only allow utilities to recover 90% of costs incurred under prior regulatory rules. SCEcorp supports the majority proposal as it believes this proposal would be more successful at achieving CPUC goals set in April 1994 for a restructured electric industry in California.

On September 11, 1995, Edison and a broad coalition of electricity customers and independent power producers submitted a joint recommendation to the CPUC which would modify and refine the CPUC's two policy proposals. Key provisions of the joint recommendation include: an independent system operator to schedule and dispatch statewide electricity; a separate power exchange to manage supply and demand through an economic auction; five-year phase-in of direct customer access; a non-bypassable transition charge to recover past regulatory commitments; and, a separate charge for funding the state's social and environmental programs during the transition period. Hearings were held on the joint recommendation in September 1995 and a final CPUC decision on industry restructuring is expected by year-end; however, the state legislature has requested the CPUC to withhold implementation of any restructuring plan until its impact can be evaluated by the legislature and governor.

SCEcorp is engaged in an ongoing analysis of the effect of industry restructuring on its internal corporate structure. In addition, Edison is seeking to enhance its competitive position by cutting costs and increasing productivity, and by developing new revenue sources.

FERC Restructuring Proposal

In March 1995, the FERC proposed rules which would require utilities to provide wholesale open transmission access to the nation's interstate transmission grid, while allowing them to recover stranded costs associated with open access. The proposal defines stranded costs as legitimate, prudent and verifiable costs incurred to provide service to customers that would subsequently become unbundled wholesale transmission service customers of the utility. Edison supports the FERC's proposal and filed comments in August 1995. A final FERC decision is expected in mid-1996.
PAGE

Financial Impact of Restructuring Proposals

Edison currently applies accounting standards that recognize the economic effects of rate regulation. As a result of applying these standards, Edison had recorded net regulatory assets of approximately $2.4 billion at September 30, 1995, which includes generation-related regulatory assets of $1.2 billion. Effective January 1996, a new accounting standard will impose stricter criteria for the retention of regulatory-created assets. Under this standard, Edison must be able to conclude that regulatory assets continue to be probable of recovery. Currently, a conclusion that such assets are not probable of loss is required. Accordingly, if rate recovery of generation-related costs does not continue to be probable, whether due to competition or regulatory action, regulatory accounting standards may no longer apply to Edison's generation operations and the $1.2 billion ($700 million after-tax) in recorded generation-related regulatory assets would be a non-cash charge against earnings. Additionally, Edison may have write-offs associated with its potential transition costs if all or a portion of these costs are not recovered through a CTC or other mechanism. Until the CPUC issues a final policy decision specifying definitive procedures to identify, value, calculate, allocate and recover transition costs, SCEcorp cannot predict the effect, if any, on its results of operations.

CPUC-MANDATED POWER CONTRACTS

In 1994, the CPUC ordered the California utilities to proceed with an energy auction to solicit bids for new contracts with unregulated power producers. This decision would have forced Edison to purchase 686 MW of new power at fixed prices starting in 1997, costing Edison customers $14 billion over the lives of the contracts. Edison had requested the CPUC to reconsider its decision as it has no need for additional generating capacity until at least 2005. Furthermore, Edison believes the contracts would increase customer rates and the decision is inconsistent with the CPUC's restructuring goal to ultimately lower rates. Edison negotiated agreements, at substantially lower costs than those mandated by auction, with seven unregulated power producers, representing 627 MW of the 686 MW mandated. These agreements, which are subject to CPUC approval, would save Edison customers about 80% of anticipated overpayments compared with the mandated contracts. In January 1995, Edison appealed the CPUC decision to the FERC. In February 1995, the FERC ruled that the CPUC violated the federal Public Utility Regulatory Policies Act and FERC regulations because the CPUC did not consider all potential sources of capacity in reaching its avoided cost determination. On July 5, 1995, the CPUC issued a ruling supporting resolution of the energy auction through negotiated settlements and set criteria to be used to evaluate the settlements. Edison is currently evaluating these criteria to determine the impact on its existing settlement agreements and ongoing settlement negotiations.

ENVIRONMENTAL PROTECTION

SCEcorp is subject to numerous environmental laws and regulations, which require it to incur substantial costs to operate existing facilities, construct and operate new facilities, and mitigate or remove the effect of past operations on the environment.

SCEcorp records its environmental liabilities when site assessments and/or remedial actions are probable and a range of reasonably likely cleanup costs can be estimated. SCEcorp reviews its sites and measures the liability quarterly, by assessing a range of reasonably likely costs for each identified site. Unless there is a probable amount, SCEcorp records the lower end of this reasonably likely range of costs (see Note 2 to Consolidated Financial Statements).

At September 30, 1995, SCEcorp's recorded estimated minimum liability to remediate its 62 identified sites was $114 million. The ultimate costs to clean up SCEcorp's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCEcorp believes that due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $215 million. The upper limit of this range of costs was estimated using assumptions least favorable to SCEcorp among a range of reasonably possible outcomes.

The CPUC allows Edison to recover environmental-cleanup costs at 24 of its sites, representing $90 million of SCEcorp's recorded liability, through an incentive mechanism (Edison may request to include additional sites). Under this mechanism, Edison will recover 90% of cleanup costs through customer rates; shareholders fund this remaining 10%, with the opportunity to recover these costs through insurance and other third-party recoveries. Edison has settled insurance claims with several carriers, and is continuing to pursue additional recovery. Costs incurred at Edison's remaining 34 sites are expected to be recovered through customer rates. Edison has filed a request with the CPUC to add 11 of these sites ($12 million) to the incentive mechanism. Edison has recorded regulatory assets of $104 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

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

PAGE

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

Qualified Facilities ("QF") Litigation

On May 20, 1993, four geothermal QFs filed a lawsuit against Edison in Los Angeles County Superior Court, claiming that Edison underpaid, and continues to underpay, the plaintiffs for energy. Edison denied the allegations in its response to the complaint. The action was brought on behalf of Vulcan/BN Geothermal Power Company, Elmore L.P., Del Ranch L.P., and Leathers L.P., each of which is partially owned by a subsidiary of Mission Energy Company (a subsidiary of SCEcorp). In October 1994, plaintiffs submitted an amended complaint to the court to add causes of action for unfair competition and restraint of trade. The plaintiffs alleged that the underpayments totaled at least $21,000,000 as of the filing of the amended complaint. In other court filings, plaintiffs contend that the total amount of additional contract payments expected to be owing through the end of the contract term is approximately $60,000,000. As a result of motion practice, the plaintiffs have recently filed a fourth amended complaint which includes all of the previous claims except for the alleged restraint of trade. In addition to seeking compensatory damages and declaratory relief, the fourth amended complaint also seeks unspecified punitive damages and an injunction to enjoin Edison from "future" unfair competition. Trial on the fourth amended complaint is set for March 13, 1996. The materiality of a judgment in favor of the plaintiffs would be largely dependent on the extent to which additional payments resulting from such a judgment are recoverable through Edison's Energy Cost Adjustment Clause ("ECAC").

Between January 1994 and October 1994, Edison was named as a defendant in a series of eight lawsuits brought by independent power producers of wind generation. Seven of the lawsuits were filed in Los Angeles County Superior Court and one was filed in Kern County Superior Court. The lawsuits allege Edison incorrectly interpreted contracts with the plaintiffs by limiting fixed energy payments to a single 10-year period rather than beginning a new 10-year period of fixed energy payments for each stage of development. In its responses to the complaints, Edison denied the plaintiffs' allegations. In each of the lawsuits, the plaintiffs seek declaratory relief regarding the proper interpretation of the contracts. Plaintiffs allege a combined total of approximately $189,000,000 in damages, which includes consequential damages claimed in seven of the eight lawsuits. On March 1, 1995, the court in the lead Los Angeles County Superior Court case granted the plaintiffs' motion seeking summary adjudication that the contract language in question is not reasonably susceptible to Edison's position that there is only a single, 10-year period of fixed payments. On April 5, 1995, Edison filed a petition seeking writ review of the March 1, 1995, ruling in the California Court of Appeal. On May 3, 1995, the Court of Appeal issued an Order to Show Cause why the March 1 ruling should not be vacated. The matter was heard August 3, 1995, and on August 9, 1995, the Court of Appeal issued its decision vacating the March 1 summary adjudication order and directing the trial court to issue an order denying the summary adjudication motion. A pending summary adjudication motion in the Kern County case has been withdrawn in light of the Court of Appeal decision and an April 22, 1996, trial date has been set in that case. In March 1995, an eighth lawsuit was filed in the Los Angeles County Superior Court raising claims similar to those alleged in the first seven cases in that Court. Edison has responded to the complaint in the new lawsuit by denying its material allegations. The materiality of final judgments in favor of the plaintiffs in these cases would be largely dependent on the extent to which any damages or additional payments which might result from such judgments would be recoverable through Edison's ECAC.

This matter was previously reported under the heading "QF Litigation" in
Part I, Item 3 of SCEcorp's Annual Report on Form 10-K for the year ended
PAGE

December 31, 1994, and Part II, Item 1 of the Quarterly Reports on Form 10-Q for the periods ended March 31, 1995, and June 30, 1995.

Electric and Magnetic Fields ("EMF") Litigation

Edison has been served with two lawsuits, both of which allege, among other things, that certain plaintiffs developed cancer as a result of EMF emitted from Edison facilities in an office building. The lawsuits, filed in Orange County Superior Court and served on Edison in June 1994 and January 1995, request compensatory and punitive damages. Although no specific damage amounts are alleged in the complaints, in subsequent court filings, plaintiffs estimated general and compensatory damages of $8,000,000 and $13,500,000, plus unspecified punitive damages. The same co-defendant in both actions has filed cross-complaints against the other co-defendants, including Edison, requesting indemnification and declaratory relief concerning the rights and responsibilities of the parties. The case served in June 1994, is set to go to trial on January 8, 1996. The case served in January 1995 is proceeding toward trial but a trial date has not yet been set.

A third case was filed in Orange County Superior Court and served on Edison in March 1995. The complaint seeks compensatory and punitive damages. The plaintiff alleges, among other things, that he developed cancer as a result of EMF emitted from Edison facilities which he alleges were not constructed in accordance with CPUC standards. No specific damage amounts are alleged in the complaint but supplemental documentation prepared by the plaintiff indicates that plaintiff will allege compensatory damages of approximately $5,500,000, plus unspecified punitive damages. This case is set to go to trial on May 20, 1996.

Edison believes that there is no proven scientific basis for the allegation that EMF are hazardous to health and, therefore, believes that the EMF lawsuits described above are without merit.

These matters were previously reported under the heading "Environmental Litigation" in Part I, Item 3 of SCEcorp's Annual Report on Form 10-K for the year ended December 31, 1994, and Part II, Item 1 of the Quarterly Reports on Form 10-Q for the periods ended March 31, 1995, and June 30, 1995.

San Onofre Personal Injury Litigation

An engineer for two contractors providing services for San Onofre has been diagnosed with chronic myelogenous leukemia. On July 12, 1994, the engineer and his wife sued Edison, San Diego Gas and Electric Company ("SDG&E") and Combustion Engineering, the manufacturer of the fuel rods for the plant, in the United States District Court for the Southern District of California. The plaintiffs alleged that the engineer's illness resulted from contact with radioactive fuel particles released from failed fuel rods. Plant records showed that the engineer's exposure to radiation was well below Nuclear Regulatory Commission ("NRC") safety levels. In the complaint, plaintiffs sought unspecified compensatory and punitive damages. The trial began August 3, 1995, and on October 12, 1995, an eight member jury unanimously decided that radiation exposure at San Onofre was not the cause of the leukemia. On October 31, 1995, plaintiffs filed a motion for new trial.

An Edison engineer employed at San Onofre died in 1991 from cancer of the abdomen. On February 6, 1995, his children sued Edison, SDG&E and Combustion Engineering in the United States District Court for the Southern District of California. The plaintiffs allege that the engineer's illness resulted from, and was aggravated by, exposure to radiation at San Onofre, including contact with radioactive fuel particles. Plant records show that the engineer's exposure to radiation was well below NRC safety levels. In the complaint, plaintiffs sought unspecified compensatory and punitive damages.
PAGE

On April 3, 1995, the Court granted the defendants' motion to dismiss 14 of plaintiffs' 15 claims. Punitive damages are not available under the remaining claim. Edison's April 20, 1995, answer to the complaint denied all material allegations. On October 10, 1995, the Court ruled in favor of plaintiffs request to include the Institute of Nuclear Power Operations (an organization dedicated to achieving excellence in nuclear power operations) as a defendant in the suit. The trial is set for October 1, 1996.

These matters were previously reported under the heading "San Onofre Personal Injury Litigation" in Part I, Item 3 of SCEcorp's Annual Report on Form 10-K for the year ended December 31, 1994, and Part II, Item 1 of the Quarterly Reports on Form 10-Q for the periods ended March 31, 1995, and June 30, 1995.

On July 5, 1995, a former Edison reactor operator employed at San Onofre and his wife sued Edison, SDG&E, Combustion Engineering and the Institute of Nuclear Power Operations in the U.S. District Court for the Southern District of California. Plaintiffs allege the former employee's acute myelogenous leukemia resulted from, and was aggravated by, exposure to radiation at San Onofre, including contact with radioactive fuel particles. The former employee subsequently died from his illness. Plaintiffs seek unspecified compensatory and punitive damages. Edison intends to deny the plaintiffs' material allegations. Plaintiffs' counsel has indicated that the complaint will be amended to allege wrongful death.

This matter was previously reported under the heading "San Onofre Personal Injury Litigation" in Part II, Item 1 of the Quarterly Report on Form 10-Q for the period ended June 30, 1995.

On August 31, 1995, the family of a former worker for a contractor at San Onofre, and later a temporary and then a permanent Edison employee at San Onofre, sued Edison, SDG&E, Combustion Engineering and the Institute of Nuclear Power Operations in the U.S. District Court for the Southern District of California. Plaintiffs allege the former employee's acute myelogenous leukemia, which resulted in his death in 1994, resulted from, and was aggravated by, exposure to radiation at San Onofre, including contact with radioactive fuel particles. Plaintiffs seek unspecified compensatory and punitive damages. Edison intends to deny the plaintiffs' material allegations.

Employment Discrimination Litigation

On September 21, 1994, nine African-American employees filed a lawsuit against SCEcorp and Edison on behalf of an alleged class of African-American employees, alleging racial discrimination in job advancement, pay, training and evaluation. The lawsuit was filed in the United States District Court for the Central District of California. The plaintiffs seek injunctive relief, as well as an unspecified amount of compensatory and punitive damages, attorneys' fees, costs and interest. SCEcorp and Edison have responded by denying the material allegations of the complaint and asserting several affirmative defenses. The Court has ordered that plaintiffs file their motion for class certification no later than December 6, 1995, and that the hearing on that motion be held on March 4, 1996.

This matter was previously reported under the heading "Employment Discrimination Litigation" in Part I, Item 3 of SCEcorp's Annual Report on Form 10-K for the year ended December 31, 1994, and the Quarterly Reports on Form 10-Q for the periods ended March 31, 1995, and June 30, 1995.

PAGE

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits

       27.  Financial Data Schedule

(b)    Reports on Form 8-K:

       August 15, 1995    --      Item 5--Other Events--
                                  Proposed Restructuring of
                                  California Utility Industry

       September 20, 1995 --      Item 5--Other Events--
                                  Industry Restructuring
                                  Proposed General Rate
                                  Case Decision
PAGE

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

November 9, 1995