Form 10-Q
period 1996-03-31
SCECORP
filed 1996-05-10
CIK 827052

PAGE

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549


                                FORM 10-Q

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                March 31, 1996
                                ---------------------------------------

                                   OR

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the transition period from                    to
                                ----------------      -----------------
                      Commission File Number 1-9936


                          EDISON INTERNATIONAL
                           (formerly SCEcorp)

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
Yes  X   No
   -----    -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


          Class                             Outstanding at May 3, 1996
- --------------------------                  ---------------------------
Common Stock, no par value                          441,578,131
PAGE

                          EDISON INTERNATIONAL

                                  INDEX


                                                               Page
                                                                No.
                                                               ----
Part I.  Financial Information:

  Item 1.  Consolidated Financial Statements:

     Consolidated Statements of Income--Three
        Months Ended March 31, 1996, and 1995                    2

     Consolidated Balance Sheets--March 31, 1996
        and December 31, 1995                                    3

     Consolidated Statements of Cash Flows--Three Months
        Ended March 31, 1996, and 1995                           5

     Notes to Consolidated Financial Statements                  6

  Item 2.  Management's Discussion and Analysis of Results
             of Operations and Financial Condition              13

Part II.  Other Information:

  Item 1.  Legal Proceedings                                    23

  Item 4.  Submission of Matters to a Vote of Security Holders  27

  Item 6.  Exhibits and Reports on Form 8-K                     27

EDISON INTERNATIONAL

PART I--FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
In thousands, except per-share amounts

                                                       3 Months Ended
                                                          March 31,
                                                -------------------------
                                                    1996          1995
                                                 ----------    ----------
                                                      (Unaudited)

Electric utility revenue                         $1,760,134    $1,721,773
Diversified operations                              207,520       100,260
                                                 ----------    ----------
Total operating revenue                           1,967,654     1,822,033
                                                 ----------    ----------
Fuel                                                143,178       164,465
Purchased power                                     527,433       487,092
Provisions for regulatory adjustment
  clauses -- net                                     97,823        28,761
Other operating expenses                            329,860       316,278
Maintenance                                          84,113        97,895
Depreciation and decommissioning                    264,527       243,333
Income taxes                                        111,477       111,726
Property and other taxes                             59,686        54,789
                                                 ----------    ----------
Total operating expenses                          1,618,097     1,504,339
                                                 ----------    ----------
Operating income                                    349,557       317,694
                                                 ----------    ----------
Provision for rate phase-in plan                    (29,078)      (29,775)
Allowance for equity funds used
  during construction                                 4,402         5,524
Interest income                                      15,327        14,476
Minority interest                                   (13,724)      (11,651)
Other nonoperating income -- net                      8,465         4,544
                                                 ----------    ----------
Total other income (deductions) -- net              (14,608)      (16,882)
                                                 ----------    ----------
Income before interest and other expenses           334,949       300,812
                                                 ----------    ----------
Interest on long-term debt                          150,986       128,743
Other interest expense                               23,761        23,639
Allowance for borrowed funds used
  during construction                                (2,767)       (4,195)
Capitalized interest                                (15,998)      (13,137)
Dividends on subsidiary preferred
  securities                                         11,878        12,217
                                                 ----------    ----------
Total interest and other expenses -- net            167,860       147,267
                                                 ----------    ----------
Net income                                       $  167,089    $  153,545
                                                 ==========    ==========
Weighted-average shares of common stock
  outstanding                                       443,626       447,619
Earnings per share                                     $.38          $.34
Dividends declared per common share                    $.25          $.25



The accompanying notes are an integral part of these financial statements.

EDISON INTERNATIONAL

CONSOLIDATED BALANCE SHEETS
In thousands

                                                March 31,     December 31,
                                                 1996            1995
                                             -------------    -----------
                                              (Unaudited)
ASSETS

Utility plant, at original cost              $20,016,984      $19,850,179
Less -- accumulated provision for
  depreciation and decommissioning             8,732,739        8,569,265
                                             -----------      -----------
                                              11,284,245       11,280,914
Construction work in progress                    684,774          727,865
Nuclear fuel, at amortized cost                  125,983          139,411
                                             -----------      -----------
Total utility plant                           12,095,002       12,148,190
                                             -----------      -----------
Nonutility property -- less
  accumulated provision for
  depreciation of $180,191 and $133,670
  at respective dates                          3,373,170        3,140,385
Nuclear decommissioning trusts                 1,294,661        1,260,095
Investments in partnerships and
  unconsolidated subsidiaries                  1,196,060        1,190,294
Investments in leveraged leases                  575,493          574,091
Other investments                                 77,068           65,963
                                             -----------      -----------
Total other property and investments           6,516,452        6,230,828
                                             -----------      -----------
Cash and equivalents                             722,697          507,151
Receivables, including unbilled
  revenue, less allowances of
  $22,361 and $24,244 for uncollectible
  accounts at respective dates                   963,494        1,054,954
Fuel inventory                                   111,207          114,357
Materials and supplies, at average cost          150,382          151,180
Accumulated deferred income taxes -- net         386,868          476,725
Prepayments and other current assets              77,100          126,184
                                             -----------      -----------
Total current assets                           2,411,748        2,430,551
                                             -----------      -----------
Unamortized debt issuance and
  reacquisition expense                          370,581          350,563
Rate phase-in plan                               101,369          129,714
Unamortized nuclear plant -- net                  41,936           67,185
Income tax-related deferred charges            1,791,017        1,723,605
Other deferred charges                           966,478          865,599
                                             -----------      -----------
Total deferred charges                         3,271,381        3,136,666
                                             -----------      -----------
Total assets                                 $24,294,583      $23,946,235
                                             ===========      ===========









The accompanying notes are an integral part of these financial statements.

EDISON INTERNATIONAL

CONSOLIDATED BALANCE SHEETS
In thousands, except share amounts

                                                 March 31,    December 31,
                                                 1996             1995
                                             -------------    -----------
                                               (Unaudited)

CAPITALIZATION AND LIABILITIES

Common shareholders' equity:
 Common stock (443,644,275 and 443,607,674
   shares outstanding at respective dates)    $ 2,660,749     $ 2,660,096
 Retained earnings                              3,755,748       3,699,572
                                              -----------     -----------
                                                6,416,497       6,359,668
Preferred securities of subsidiaries:
 Not subject to mandatory redemption              283,755         283,755
 Subject to mandatory redemption                  425,000         425,000
Long-term debt                                  7,217,974       7,195,197
                                              -----------     -----------
Total capitalization                           14,343,226      14,263,620
                                              -----------     -----------
Other long-term liabilities                       373,802         344,192
                                              -----------     -----------
Current portion of long-term debt                 251,439          40,328
Short-term debt                                   608,535         709,508
Accounts payable                                  346,098         419,522
Accrued taxes                                     660,922         557,095
Accrued interest                                  143,467         101,370
Dividends payable                                 113,343         113,334
Regulatory balancing accounts -- net              439,354         337,867
Deferred unbilled revenue and other
 current liabilities                              944,950       1,004,879
                                              -----------     -----------
Total current liabilities                       3,508,108       3,283,903
                                              -----------     -----------
Accumulated deferred income
 taxes -- net                                   4,304,419       4,339,259
Accumulated deferred investment
 tax credits                                      395,078         405,112
Customer advances and other
 deferred credits                                 696,531         680,210
                                              -----------     -----------
Total deferred credits                          5,396,028       5,424,581
                                              -----------     -----------
Minority interest                                 673,419         629,939
                                              -----------     -----------
Commitments and contingencies
 (Notes 1 and 2)


Total capitalization and liabilities          $24,294,583     $23,946,235
                                              ===========     ===========









The accompanying notes are an integral part of these financial statements.

EDISON INTERNATIONAL

CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands
                                                      3 Months Ended
                                                         March 31,
                                                ------------------------
                                                    1996         1995
                                                ---------    -----------
                                                      (Unaudited)
Cash flows from operating activities:
Net income                                     $  167,089     $  153,545
Adjustments for non-cash items:
 Depreciation and decommissioning                 264,527        243,333
 Amortization                                      28,969         13,519
 Rate phase-in plan                                28,345         26,255
 Deferred income taxes and investment tax
    credits                                       (20,022)        10,260
 Equity in income from partnerships and
    unconsolidated subsidiaries                   (24,907)       (15,048)
 Other long-term liabilities                       29,610         23,792
 Other -- net                                      (6,432)       (33,367)
Changes in working capital:
 Receivables                                      105,325        102,075
 Regulatory balancing accounts                    101,487         42,973
 Fuel inventory, materials and supplies             3,948        (37,414)
 Prepayments and other current assets              49,084         40,580
 Accrued interest and taxes                       142,053         89,524
 Accounts payable and other current
    liabilities                                  (114,521)       (71,281)
Distributions from partnerships and
  unconsolidated subsidiaries                      15,302         35,969
                                               ----------     ----------
Net cash provided by operating activities         769,857        624,715
                                               ----------     ----------
Cash flows from financing activities:
Long-term debt issued                           1,048,518        231,708
Long-term debt repayments                      (1,027,633)      (317,763)
Common stock issued                                   653             --
Common stock repurchases                               --         (8,270)
Nuclear fuel financing -- net                      (8,437)        22,010
Short-term debt financing -- net                 (100,973)      (292,707)
Dividends paid                                   (110,911)      (103,680)
                                               ----------     ----------
Net cash used by financing activities            (198,783)      (468,702)
                                               ----------     ----------
Cash flows from investing activities:
Additions to property and plant                  (232,402)      (245,844)
Funding of nuclear decommissioning trusts         (35,975)       (24,157)
Investments in partnerships and
  unconsolidated subsidiaries                     (96,266)      (129,754)
Other -- net                                        9,115         (5,542)
                                               ----------     ----------
Net cash used by investing activities            (355,528)      (405,297)
                                               ----------     ----------
Net increase (decrease) in cash and
  equivalents                                     215,546       (249,284)
Cash and equivalents, beginning of period         507,151        533,957
                                               ----------     ----------
Cash and equivalents, end of period            $  722,697     $  284,673
                                               ==========     ==========






The accompanying notes are an integral part of these financial statements.

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management's Statement

In the opinion of management, all adjustments have been made that are necessary to present a fair statement of the financial position and results of operations for the periods covered by this report.

Edison International's significant accounting policies were described in
Note 1 of "Notes to Consolidated Financial Statements" included in its 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Edison International follows the same accounting policies for interim reporting purposes. This quarterly report should be read in conjunction with Edison International's 1995 Annual Report.

Certain prior-period amounts were reclassified to conform to the March 31, 1996, financial statement presentation.

Note 1. Regulatory Matters

1995 General Rate Case

On January 10, 1996, the California Public Utilities Commission (CPUC) issued its decision on Southern California Edison Company's (SCE) 1995 general rate case. The decision affirmed the CPUC's interim order to reduce 1995 operating revenue by $67 million, but decreased 1996 operating revenue by an additional $9 million, which includes a decrease of $44 million for operating and maintenance expenses. The decision also authorized recovery of SCE's remaining investment in San Onofre Nuclear Generating Station Units 2 and 3, at a reduced rate of return, over an eight-year period. On April 10, 1996, the CPUC finalized the implementation details of the accelerated recovery of the San Onofre Units. On April 15, 1996, SCE began accelerating the recovery of its remaining investment of $2.6 billion. The accelerated recovery will continue through December 31, 2003, earning a 7.35% fixed rate of return (compared to the current 9.55%). Future operating costs and incremental capital expenditures at San Onofre are subject to an incentive pricing plan, where SCE receives about 4 cents per kilowatt-hour. Any differences from the incentive price will flow through to shareholders. Beginning in 2004, after SCE's investment is fully recovered, SCE would be required to share equally with ratepayers the benefits received from operation of the units.

Performance-Based Ratemaking (PBR)

SCE originally filed for a PBR mechanism in 1993, requesting a revenue-indexing formula to combine operating expenses and capital-related costs into a single index to determine most of its revenue (excluding fuel) from 1996-2000. The filing was subsequently divided between transmission and distribution, and power generation. Hearings concluded on the transmission and distribution phase in December 1994. The CPUC's restructuring decision, as further discussed below, requested comments addressing whether SCE's transmission and distribution PBR proposal should be amended or reviewed as filed. In January 1996, SCE requested the CPUC approve its PBR as filed. SCE expects to file its proposal for the power generation phase in July 1996.

CPUC Restructuring Decision

On December 20, 1995, the CPUC issued its decision on restructuring California's electric industry, which it had been considering since April 1994. The new market structure would provide competition and customer
choice.   The  transition  to a competitive electric market  would begin

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 1, 1998, with all consumers participating by 2003. Key elements of the decision include:

o Creation of an independent power exchange to manage electric supply and demand. California's investor-owned utilities would be required to purchase from and sell to the exchange all of their power during the transition period, while other generators could voluntarily participate.

o Creation of an independent system operator to have operational control of the utilities' transmission facilities and, therefore, control the scheduling and dispatch of all electricity on the state's power grid.

o Availability of customer choice through time-of-use rates, direct customer access to generation providers with transmission arrangements through the system operator, and customer-arranged "contracts for differences" to manage price fluctuations from the power exchange.

o Recovery of costs to transition to a competitive market (utility investments and obligations incurred to serve customers under the existing framework) through a non-bypassable charge, applied to all customers, called the "competition transition charge" (CTC).

o CPUC-established incentives to encourage voluntary divestiture (through spin-off or sale to an unaffiliated entity) of at least 50% of utilities' gas-fueled generation to address market power issues.

o Performance-based ratemaking (PBR) for those utility services not subject to competition.

On March 19, 1996, SCE filed a plan outlining how SCE would propose to divest 50% of its gas-fueled generation. SCE's plan is contingent on assurances about transition cost recovery and the resolution of key issues related to: worker protection measures being in place for utility employees who could suffer hardship as a result of divestiture; utilities being permitted full recovery of the transition costs incurred during the divestiture process; appropriate rate-making measures to cover the contingency if the completion of the divestiture plan or commencement of the power exchange is delayed; and prudently incurred costs associated with fuel supply, transportation and storage contracts not being stranded by the divestiture.

On April 29, 1996, SCE, Pacific Gas & Electric Company and San Diego Gas
& Electric Company filed a proposal with the Federal Energy Regulatory Commission (FERC) regarding the creation of the independent power exchange and the independent system operator.

Recovery of costs to transition to a competitive market would be implemented through a non-bypassable CTC. This charge would apply to all customers who currently use utility services or begin utility service after this decision is effective. SCE estimates its potential transition costs through 2025 to be approximately $9.3 billion (net present value), based on incurred costs, and forecasts of future costs and assumed market prices. However, changes in the assumed market price could require material revisions to such estimates. The potential transition costs are comprised of: $4.9 billion from SCE's qualifying facility contracts, which are the direct result of legislative and regulatory mandates; and $4.4 billion from costs pertaining to certain generating plants and regulatory commitments consisting of costs incurred (whose recovery has been deferred by the CPUC) to provide service to customers. Such commitments include the recovery of income tax benefits previously flowed-through to customers, postretirement benefit transition costs, accelerated recovery

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of nuclear plants (including San Onofre Unit 1 and San Onofre Units 2 and 3 as previously discussed), nuclear decommissioning and certain other costs. The undepreciated book value of a utility's generation plant will be calculated on the amount in rate base as of the decision date.
Further, adverse financial consequences could result if an ambiguity in the CPUC's restructuring decision is not eliminated. The ambiguity relates to recovery of capital expenditures made for SCE's fossil generation units in 1996 and beyond in the calculation of the CTC. SCE believes that recovery of such capital expenditures is consistent with the intent of the restructuring decision and filed a petition on March 25, 1996, to clarify the decision. If these efforts at clarification, consistent with the decision's intent, are unsuccessful, then SCE estimates the negative effect on 1996 earnings would be approximately $50 million (pre-tax), based on SCE's 1996 capital budget for its fossil generation units.

Because the restructuring of California's electric industry has widespread impact and the market structure requires the participation and oversight of the FERC, the CPUC will seek to build a California consensus involving the legislature, governor, public and municipal utilities, and customers. Once the consensus is in place, FERC approval will be sought, and together both agencies would move forward to implement the new market structure.
In addition, the CPUC will prepare an environmental impact report. If the CPUC's restructuring decision is upheld and implemented as outlined, SCE would be allowed to recover its CTC (subject to a lower return on equity) and would continue to apply accounting standards that recognize the economic effects of rate regulation. The effect of such an outcome would not be expected to materially affect SCE's results of operations or financial position during the transition period.

If revisions are made to the CPUC's restructuring decision that result in SCE no longer meeting the criteria to apply regulatory accounting standards to its generation operations, SCE may be required to write off its recorded generation-related regulatory assets. At March 31, 1996, these amounts totaled $1.3 billion (excluding balancing account overcollections of $237 million to be refunded to customers in June 1996), primarily for the recovery of income tax benefits previously flowed-through to customers, the Palo Verde Nuclear Generating Station phase-in plan and unamortized loss on reacquired debt. Although depreciation-related differences could result from applying a regulatory prescribed depreciation method (straight-line, remaining-life method) rather than a method that would have been applied absent the regulatory process, SCE believes that the depreciable lives of its generation-related assets would not vary significantly from that of an unregulated enterprise, as the CPUC bases depreciable lives on periodic studies that reflect the assets' physical useful life. SCE also believes that any depreciation-related differences would be recovered through the CTC.

Additionally, if revisions are made to the CPUC's restructuring decision that result in all or a portion of the CTC not being probable of recovery, SCE could have additional write-offs associated with these costs if they are not recovered through another regulatory mechanism. At this time, SCE cannot predict when, or if, a consensus on restructuring will be reached, what revisions will ultimately be made in the CPUC's restructuring plan in subsequent proceedings or implementation phases, or the effect, after the transition period, that competition will have on its results of operations or financial position.

FERC Stranded Cost/Open Access Transmission Decision

On April 24, 1996, the FERC issued its decision on stranded cost recovery and open access transmission, which it had been considering since March

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1995. The decision, which will be effective in July 1996, requires all electric utilities subject to the FERC's jurisdiction to file transmission tariffs which provide competitors with increased access to transmission facilities for wholesale transactions and also establishes information requirements for the transmission utility. The decision also provides utilities with the recovery of prior-service costs incurred under the current regulatory framework, which are known as stranded costs. In addition to providing recovery of stranded costs associated with existing wholesale customers, the FERC directed that it would be the primary jurisdiction for the recovery of stranded costs associated with retail-turned-wholesale customers, such as the formation of a new municipal electric system. Retail stranded costs resulting from a state-authorized retail direct-access program are the responsibility of the states and the FERC would only address recovery of these costs if the state has no authority to do so.

Mohave Generating Station

A 1994 CPUC decision stated that SCE was liable for expenditures related to a 1985 accident at the Mohave Generating Station. The CPUC ordered a second phase of this proceeding to quantify the disallowance. On December 22, 1995, SCE and the CPUC's Division of Ratepayer Advocates (DRA) filed a $38 million settlement agreement subject to CPUC approval. This agreement has been fully reflected in the financial statements.

Canadian Gas Contracts

In May 1994, SCE filed its testimony in the non-Qualified Facilities phase of the 1994 Energy Cost Adjustment Clause proceeding. In May 1995, the DRA filed its report on the reasonableness of SCE's gas supply costs for both the 1993 and 1994 record periods. The report recommends a disallowance of $13.3 million for excessive costs incurred from November 1993 through March 1994 associated with SCE's Canadian gas purchase and supply contracts. The report requests the CPUC defer finding SCE's Canadian supply and transportation agreements reasonable for the duration of their terms and that the costs under these contracts be reviewed on a yearly basis. In December 1995, SCE filed rebuttal testimony. Hearings are scheduled for late 1996.

Palo Verde Rate-making Proposal

On February 29, 1996, SCE filed a proposal with the CPUC requesting a new rate mechanism for its 15.8% share of the three units at Palo Verde. The filing was made in compliance with the CPUC's December 20, 1995, restructuring decision that directed SCE to file a rate-making proposal similar to rate-making approved for San Onofre in the 1995 general rate case. The proposed rate mechanism would allow SCE to accelerate the recovery of its share of Palo Verde's sunk cost (forecast to be $1.2 billion as of December 31, 1996), over a seven-year period, beginning January 1, 1997, and ending in 2003. During the seven-year period, SCE's return on rate base for Palo Verde sunk costs would be reduced to 7.34% from the current 9.55%, and SCE would also have the opportunity to recover the incremental costs of continued operation of Palo Verde at approximately 3.5 cents per kilowatt-hour, provided the Palo Verde units operate at an average capacity factor of 77%. SCE recommended to the CPUC a schedule for this proceeding that calls for hearings to begin in June and a decision by year-end 1996.

Note 2.  Contingencies

In addition to the matters disclosed in these notes, Edison International is involved in legal, tax and regulatory proceedings before various courts

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and governmental agencies regarding matters arising in the ordinary course of business. Edison International believes the outcome of these proceedings will not materially affect its results of operations or liquidity.

Brooklyn Navy Yard Project

Edison Mission Energy (EME) owns, through a wholly-owned subsidiary, 50% of the Brooklyn Navy Yard project; however, it is initially funding all of the required equity and debt ($460 million) for the project and has provided a guarantee as a condition of obtaining financing for the project. Consolidated Edison Company of New York, which has contracted to buy most of the project's power, raised concerns regarding the timing of certain performance milestones and whether the plant's configuration and related performance comply with the terms of the contracts. EME and its project partner are attempting to resolve these issues in a manner satisfactory to the project and Consolidated Edison. EME believes the anticipated returns on the project will be substantially less than originally estimated.

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

Edison International's recorded estimated minimum liability to remediate its 62 identified sites (58 at SCE and 4 at EME) was $114 million at March 31, 1996. The ultimate costs to clean up Edison International's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. Edison International believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $215 million. The upper limit of this range of costs was estimated using assumptions least favorable to Edison International among a range of reasonably possible outcomes.

The CPUC allows SCE to recover environmental-cleanup costs at 24 of its sites, representing $90 million of Edison International's recorded liability, through an incentive mechanism (SCE may request to include

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

additional sites). Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs through insurance and other third-party recoveries. SCE has settled insurance claims with several carriers, and is continuing to pursue additional recovery. Costs incurred at SCE's remaining 34 sites are expected to be recovered through customer rates. SCE has filed a request with the CPUC to add 17 of these sites ($6 million in estimated minimum liability) to the incentive mechanism. SCE has recorded a regulatory asset of $104 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

Edison International's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination and the extent, if any, that Edison International may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can now be made for these sites.

Edison International expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $3 million to $6 million.

In 1994, SCE utilized an estimating technique to quantify its potential liability for environmental cleanup in an effort to obtain a reasonably possible objective and reliable estimate of environmental cleanup. During 1995, EME completed a similar review of some of its sites where known contamination and potential liability exist and does not believe a material liability exists as of March 31, 1996.

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

Nuclear Insurance

Federal law limits public liability claims from a nuclear incident to $8.9 billion. SCE and other owners of San Onofre and Palo Verde have purchased the maximum private primary insurance available ($200 million). The balance is covered by the industry's retrospective rating plan that uses deferred premium charges to every reactor licensee if a nuclear incident at any licensed reactor in the U.S. results in claims and/or costs which exceed the primary insurance at that plant site. Federal regulations require this secondary level of financial protection. The Nuclear Regulatory Commission exempted San Onofre Unit 1 from this secondary level, effective June 1994. The maximum deferred premium for each nuclear incident is $79 million per reactor, but not more than $10 million per reactor may be charged in any one year for each incident. Based on its ownership interests, SCE could be required to pay a maximum of $158 million per nuclear incident. However, it would have to pay no more than $20 million per incident in any one year. Such amounts include a 5% surcharge if additional funds are needed to satisfy public liability claims and are subject to adjustment for inflation. If the public liability limit above is insufficient, federal regulations will impose further revenue-raising measures to pay claims, including a possible additional assessment on all licensed reactor operators.

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

EDISON INTERNATIONAL

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

Earnings

Edison International's earnings per share were 38 cents for the first quarter of 1996, compared to 34 cents for the first quarter of 1995. Southern California Edison Company's (SCE) earnings were 31 cents per share, unchanged from the same period in 1995. SCE's earnings reflect improved operating performance despite the lower authorized return on common equity and lower authorized operating expenses. The nonutility subsidiaries' quarterly earnings were up 4 cents from the same period in 1995 due to unusually high seasonal earnings from Edison Mission Energy's
(EME) newly acquired First Hydro project. There were no comparable earnings from this project in 1995.

In April 1996, EME completed a sale of four operating geothermal facilities and recorded an after-tax gain of approximately $16 million. EME had previously discontinued recording earnings for these projects due to the absence of an escalation in the market price of natural gas.

Operating Revenue

Electric utility revenue increased 2% during the first quarter of 1996, compared with the same period in 1995, primarily due to a similar increase in retail sales volume. Since the California Public Utilities Commission
(CPUC) did not rule on 1996 authorized revenue until February 1996, new rates will be effective in the second quarter. About 99% of electric utility revenue is from retail sales. Retail rates are regulated by the CPUC and wholesale rates are regulated by the Federal Energy Regulatory Commission (FERC).

In March 1995, SCE announced that it intends to freeze average rates for residential, small business and agricultural customers through 1996, and announced a five-year goal to reduce system average rates by 25% (from
10.7 cents per kilowatt-hour to below 10 cents per kilowatt-hour), after adjusting for inflation. In February 1996, the CPUC approved a system-wide rate reduction which will drop the average price per kilowatt-hour from 10.7 cents to 10.1 cents.

Revenue from diversified operations increased over 100%, mainly due to an increase in EME's electric revenue from its First Hydro and Iberian Hy-Power projects. First Hydro, acquired in December 1995, is an independent power company whose principal assets consist of two pumped-storage electric power stations with a combined capacity of 2,088 megawatts. In January 1996, EME increased its ownership from 34% to 100% of Iberian Hy-Power, which consists of 18 hydroelectric plants located throughout Spain. There was no comparable revenue from these projects in 1995.

Operating Expenses

Fuel expense decreased 13%, primarily reflecting a decrease in SCE's gas-powered generation partially offset by an increase from EME's First Hydro and Iberian Hy-Power projects. The decrease in SCE's gas-powered generation was directly related to an increase in nuclear generation. In 1995, San Onofre Nuclear Generating Station Unit 2 was out of service for a scheduled refueling and maintenance outage for half of the first quarter. There was no comparable outage in 1996 and no comparable fuel expense from the EME projects in 1995.

Purchased-power expense increased 8% for the quarter ended March 31, 1996, compared to the same period last year. SCE makes federally required power purchases from nonutility generators based on contracts with CPUC-mandated pricing. Energy prices under these contracts are generally higher than other energy sources.

Provisions for regulatory adjustment clauses increased as kilowatt-hour sales exceeded CPUC-authorized estimates.

Maintenance expense decreased 14% in the first quarter of 1996, compared with the year-earlier period, due to the scheduled refueling and maintenance outage at San Onofre Unit 2 during the first quarter of 1995. Unit 2 returned to service in May 1995.

Other Income and Deductions

The provision for rate phase-in plan reflects a CPUC-authorized, 10-year rate phase-in plan, which deferred the collection of revenue during the first four years of operation for the Palo Verde Nuclear Generating Station. The plan allows the deferred revenue (including interest) to be collected evenly over the final six years of each unit's plan. The plan ended in February 1996 for Unit 1, and will end in September 1996 and January 1998 for Units 2 and 3, respectively. The provision is a non-cash offset to the collection of deferred revenue.

Minority interest increased 18%, primarily from EME's Loy Yang B project.

Other nonoperating income increased primarily due to additional accruals at SCE for regulatory matters in the first quarter of 1995, partially offset by the reclassification of Edison Capital's equity losses from affiliates which was previously included in revenue from diversified operations in the first quarter of 1995.

Interest and Other Expenses

Interest on long-term debt increased 17%, reflecting EME's newly acquired First Hydro project.

Other interest expense remained unchanged due to lower interest rates offset by higher balances in SCE's regulatory balancing accounts.

Capitalized interest increased 22%, primarily due to an increase in construction activity at EME's Brooklyn Navy Yard and Paiton projects.

FINANCIAL CONDITION

Edison International's liquidity is primarily affected by debt maturities, dividend payments, capital expenditures and investments in partnerships and unconsolidated subsidiaries. Capital resources include cash from operations and external financings.

In June 1994, Edison International lowered its quarterly common stock dividend by 30%, as the result of uncertainty of future earnings levels arising from the changing nature of California's electric utility regulation.

In January 1995, Edison International authorized the repurchase of up to $150 million (increased to $300 million on April 18, 1996) of its common stock. Edison International repurchased 7,173,542 shares ($117 million) through May 3, 1996, funded by dividends from Edison International subsidiaries.

For the first quarter of 1996, Edison International's cash flow coverage of dividends increased to 6.9 times from 6.0 times for the same period in 1995. Edison International's dividend payout ratio for the twelve-month period ended March 31, 1996, was 59%.

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $770 million in the first quarter of 1996 compared to $625 million in the first quarter of 1995. Cash from operations exceeded capital requirements for both periods presented.

Cash Flows from Financing Activities

At March 31, 1996, Edison International and its subsidiaries had $1.9 billion of borrowing capacity available under lines of credit totaling $2.4 billion. SCE had available lines of credit of $1.4 billion, with $900 million for short-term debt and $500 million for the long-term refinancing of its variable-rate pollution-control bonds. The parent company had a $350 million, one-year term, line of credit with $50 million of borrowing capacity available. The nonutility companies had lines of credit of $610 million, with $480 million of borrowing capacity available to finance general cash requirements. Edison International's unsecured lines of credit are at negotiated or bank index rates with various expiration dates; the majority have five-year terms.

SCE's short-term debt is used to finance fuel inventories, balancing account undercollections and general cash requirements. EME uses short-term debt and available credit lines mainly for construction projects until long-term construction or project loans are secured. Long-term debt is used mainly to finance capital expenditures. SCE's external financings are influenced by market conditions and other factors, including limitations imposed by its articles of incorporation and trust indenture. As of March 31, 1996, SCE could issue approximately $7.6 billion of additional first and refunding mortgage bonds and $4.3 billion of preferred stock at current interest and dividend rates.

EME owns, through a wholly-owned subsidiary, 50% of the Brooklyn Navy Yard project. However, EME is initially funding all of the required equity and debt ($460 million) for the project; about $360 million had been spent through March 31, 1996. In December 1995, EME provided a guarantee as a condition of obtaining a $254 million tax-exempt financing for the project. Consolidated Edison of New York, which has contracted to buy most of the project's power, raised concerns regarding the timing of certain performance milestones and whether the plant's configuration and related performance comply with the terms of the contracts. EME and its project partner are attempting to resolve these issues in a manner satisfactory to the project and Consolidated Edison. In addition, EME, its project partner and Consolidated Edison are continuing to evaluate various options with respect to the ongoing development of the project. EME believes that its anticipated returns on the project will be substantially less than it had originally estimated.

At March 31, 1996, EME had firm commitments to make equity and other contributions to its projects and contingent obligations to make additional contributions to its projects in the amount of $287 million and $454 million, respectively. Included in the contingent obligations are EME's guarantees related to the Brooklyn Navy Yard project, discussed above. The majority of the remaining amounts are for the expected four-year construction period of the Paiton project.

In April 1996, EME and its partner ISAB S.p.A., completed a 1.9 trillion Italian lira ($1.2 billion) financing for a 507 MW power project located in Italy. In connection with the financing, EME has guaranteed equity contributions and subordinated debt totaling 244 billion Italian lira ($156 million).

EME may incur additional obligations to make equity and other contributions to projects in the future. EME believes it will have sufficient liquidity to meet these equity requirements from cash provided by operating activities, proceeds from the repayment of loans to energy projects, funds available from EME's revolving line of credit and additional corporate borrowings.

California law prohibits SCE from incurring or guaranteeing debt for its nonutility affiliates. Additionally, the CPUC regulates SCE's capital structure, limiting the dividends it may pay Edison International. At March 31, 1996, SCE had the capacity to pay $491 million in additional dividends and continue to maintain its authorized capital structure. These restrictions are not expected to affect Edison International's ability to meet its cash obligations.

Cash Flows from Investing Activities

The primary uses of cash for investing activities are additions to property and plant, the nonutilities' investments in partnerships and unconsolidated subsidiaries, and funding of nuclear decommissioning trusts. Decommissioning costs are accrued and recovered in rates over the term of each nuclear generating facility's operating license through charges to depreciation expense. SCE estimates that it will spend approximately $12.7 billion to decommission its nuclear facilities, primarily between 2013-2070. This estimate is based on SCE's current-dollar decommissioning costs ($2.0 billion), escalated using a 6.65% rate and an earnings assumption on trust funds ranging from 5.5% to 5.75%. These amounts are expected to be funded from independent decommissioning trusts, which receive SCE contributions of approximately $100 million per year (until decommissioning begins). The Financial Accounting Standards Board has issued an exposure draft related to accounting practices for removal costs, including decommissioning of nuclear power plants. SCE does not expect that the accounting changes proposed in the exposure draft would have an adverse effect on its results of operations due to its current and expected future ability to recover these costs through customer rates.

Cash used for the nonutility subsidiaries' investing activities was $128 million for the three-month period ended March 31, 1996, compared to $181 million for the same period in 1995.

Edison International's risk management policy allows the use of derivative financial instruments to mitigate risk. Changes in interest rates, electricity pool pricing and fluctuations in foreign currency exchange rates can have a significant impact on EME's results of operations. EME has attempted to mitigate the risk of interest rate fluctuations by arranging for fixed rate or variable rate financing with interest rate swaps or other hedging mechanisms for the majority of its corporate and project financings. As a result of interest rate hedging mechanisms, interest expense increased $2 million in the first quarter of 1996 and 1995. The maturity date of several of EME's interest rate swap agreements do not correspond to the term of the underlying debt. EME does not anticipate a material adverse effect on results of operations or financial position as a result of interest rate fluctuations.

Projects in the United Kingdom (U.K.) sell their energy and capacity production through a centralized electricity pool, which establishes a half-hourly clearing price for electrical energy and capacity. The pool price is extremely volatile, and can vary by a factor of ten or more over the course of a few hours due to large differentials in demand according to the time of day. First Hydro mitigates a portion of the market risk of the pool by entering into contracts for differences (electricity rate swap agreements), where payments are made when pool selling prices rise above the prices specified in the contracts. These contracts act as a means of stabilizing production revenue by removing an element of net exposure to pool price volatility. First Hydro's electric revenue was decreased by $4 million in the first quarter of 1996 as a result of electricity rate swap agreements.

As EME continues to expand into foreign markets, fluctuations in foreign currency exchange rates will continue to affect the amount of its equity contributions to, distributions from, and results of operations for its foreign projects. EME has hedged a portion of its current exposure to fluctuations in foreign exchange risks, where it deems appropriate, through offsetting obligations denominated in foreign currencies, and indexing underlying project agreements to U.S. dollars or other indices reasonably expected to correlate with foreign exchange movements.

Projected Capital Requirements

Edison International's projected capital requirements for the next five years are: 1996--$893 million; 1997--$757 million; 1998--$647 million;
1999--$690 million; and 2000--$673 million.

Long-term debt maturities and sinking fund requirements for the five twelve-month periods following March 31, 1996, are: 1997--$236 million; 1998--$536 million; 1999--$570 million; 2000--$592 million; and 2001--$306 million.

REGULATORY MATTERS

SCE's 1996 CPUC-authorized revenue decreased $575 million, or 7.5%, including a one-time bill credit of $237 million, which customers will receive in June 1996, related to lower fuel costs than originally estimated. The remaining $338 million revenue reduction is primarily for a $242 million decrease in fuel costs, a $53 million decrease for lower costs of debt and equity (discussed below), a $24 million decrease for lower nuclear refueling costs and a $9 million decrease related to the 1995 general rate case (discussed below).

On January 10, 1996, the CPUC issued its decision on SCE's 1995 general rate case. The decision affirmed the CPUC's interim order to reduce 1995 operating revenue by $67 million, but decreased 1996 operating revenue by an additional $9 million, which includes a decrease of $44 million for operating and maintenance expenses. The decision also authorized recovery of SCE's remaining investment in San Onofre Units 2 and 3 at a reduced rate of return over an eight-year period. On April 10, 1996, the CPUC finalized the implementation details of the accelerated recovery of the San Onofre units. On April 15, 1996, SCE began accelerating the recovery of its remaining investment of $2.6 billion. The accelerated recovery will continue through December 31, 2003, earning a 7.35% fixed rate of return (compared to the current 9.55%). Future operating costs and incremental capital expenditures at San Onofre are subject to an incentive pricing plan, where SCE receives about 4 cents per kilowatt-hour. Any differences from the incentive price will flow through to shareholders. Beginning in 2004, after SCE's investment is fully recovered, SCE would be required to share equally with ratepayers the benefits received from operation of the units.

The CPUC's 1996 cost-of-capital decision authorized an increase to SCE's equity ratio from 47.75% to 48% and authorized SCE an 11.6% return on common equity, compared to 12.1% for 1995. This decision, excluding the effects of other rate actions, would reduce 1996 earnings by approximately 4 cents per share.

A 1994 CPUC decision stated that SCE was liable for expenditures related to a 1985 accident at the Mohave Generating Station. The CPUC ordered a second phase of this proceeding to quantify the disallowance. On December 22, 1995, SCE and the CPUC's Division of Ratepayer Advocates (DRA) filed a $38 million settlement agreement, subject to CPUC approval. This agreement has been fully reflected in the financial statements.

In May 1994, SCE filed its testimony in the non-Qualified Facilities phase of the 1994 Energy Cost Adjustment Clause proceeding. In May 1995, the DRA filed its report on the reasonableness of SCE's gas supply costs for both the 1993 and 1994 record periods. The report recommends a disallowance of $13.3 million for excessive costs incurred from November 1993 through March 1994 associated with SCE's Canadian gas purchase and supply contracts. The report requests the CPUC defer finding SCE's Canadian supply and transportation agreements reasonable for the duration of their terms and that the costs under these contracts be reviewed on a yearly basis. In December 1995, SCE filed rebuttal testimony. Hearings are scheduled for late 1996.

On February 29, 1996, SCE filed a proposal with the CPUC requesting a new rate mechanism for its 15.8% share of the three units at Palo Verde. The filing was made in compliance with the CPUC's December 20, 1995, restructuring decision that directed SCE to file a rate-making proposal similar to ratemaking approved for San Onofre in the 1995 general rate case. The proposed rate mechanism would allow SCE to accelerate the recovery of its share of Palo Verde's sunk cost (forecast to be $1.2 billion as of December 31, 1996) over a seven-year period, beginning January 1, 1997, and ending in 2003. During the seven-year period, SCE's return on rate base for Palo Verde sunk costs would be reduced to 7.34% from the current 9.55%, and SCE would also have the opportunity to recover the incremental costs of continued operation of Palo Verde at approximately 3.5 cents per kilowatt-hour, provided the Palo Verde units operate at an average capacity factor of 77%. SCE recommended to the CPUC a schedule for this proceeding that calls for hearings to begin in June and a decision by year-end 1996.

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

On December 20, 1995, the CPUC issued its decision on restructuring California's electric industry, which it had been considering since April 1994. The new market structure would provide competition and customer choice. The transition to a competitive electric market would begin January 1, 1998, with all consumers participating by 2003. Key elements of the decision include:

o Creation of an independent power exchange to manage electric supply and demand. California's investor-owned utilities would be required to purchase from and sell to the exchange all of their power during the transition period, while other generators could voluntarily participate.

o Creation of an independent system operator to have operational control of the utilities' transmission facilities and, therefore, control the scheduling and dispatch of all electricity on the state's power grid.

o Availability of customer choice through time-of-use rates, direct customer access to generation providers with transmission arrangements through the system operator, and customer-arranged "contracts for differences" to manage price fluctuations from the power exchange.

o Recovery of costs to transition to a competitive market (utility investments and obligations incurred to serve customers under the existing framework) through a non-bypassable charge, applied to all customers, called the "competition transition charge" (CTC).

o CPUC-established incentives to encourage voluntary divestiture (through spin-off or sale to an unaffiliated entity) of at least 50% of utilities' gas-fueled generation to address market power issues.

o Performance-based ratemaking (PBR) for those utility services not subject to competition.

SCE originally filed for a PBR mechanism in 1993, requesting a revenue-indexing formula to combine operating expenses and capital-related costs into a single index to determine most of its revenue (excluding fuel) from 1996-2000. The filing was subsequently divided between transmission and distribution, and power generation. Hearings concluded on the transmission and distribution phase in December 1994. The CPUC's restructuring decision requested comments addressing whether SCE's transmission and distribution PBR proposal should be amended or reviewed as filed. In January 1996, SCE requested the CPUC approve its PBR as filed. SCE expects to file its proposal for the power generation phase in July 1996.

On March 19, 1996, SCE filed a plan outlining how SCE would propose to divest 50% of its gas-fueled generation. SCE's plan is contingent on assurances about transition cost recovery and the resolution of key issues related to: worker protection measures being in place for utility employees who could suffer hardship as a result of divestiture; utilities being permitted full recovery of the transaction costs incurred during the divestiture process; appropriate rate-making measures to cover the contingency if the completion of the divestiture plan or commencement of the power exchange is delayed; and prudently incurred costs associated with fuel supply, transportation and storage contracts not being stranded by the divestiture.

On April 29, 1996, SCE, Pacific Gas & Electric Company and San Diego Gas & Electric Company filed a proposal with the FERC regarding the creation of the independent power exchange and the independent system operator.

SCE estimates its potential transition costs through 2025 to be approximately $9.3 billion (net present value), based on incurred costs, and forecasts of future costs and assumed market prices. However, changes in the assumed market price could require material revisions to such estimates. The potential transition costs are comprised of: $4.9 billion from SCE's qualifying facility contracts, which are the direct result of legislative and regulatory mandates; and $4.4 billion from costs pertaining to certain generating plants and regulatory commitments consisting of costs incurred (whose recovery has been deferred by the CPUC) to provide service to customers. Such commitments include the recovery of income-tax benefits previously flowed-through to customers, postretirement benefit transition costs, accelerated recovery of nuclear plants (including San Onofre Unit 1 and San Onofre Units 2 and 3 as previously discussed), nuclear decommissioning and certain other costs. The undepreciated book value of a utility's generation plant will be calculated on the amount in rate base as of the decision date. Further, adverse financial consequences could result if an ambiguity in the CPUC's restructuring decision is not eliminated. The ambiguity relates to recovery of capital expenditures made for SCE's fossil generation units in 1996 and beyond in the calculation of the CTC. SCE believes that recovery of such capital expenditures is consistent with the intent of the restructuring decision and filed a petition on March 25, 1996, to clarify the decision. If these efforts at clarification, consistent with the decision's intent, are unsuccessful, then SCE estimates the negative effect on 1996 earnings would be approximately $50 million (pre-tax), based on SCE's 1996 capital budget for its fossil generation units.

Because the restructuring of California's electric industry has widespread impact and the market structure requires the participation and oversight of the FERC, the CPUC will seek to build a California consensus involving the legislature, governor, public and municipal utilities, and customers. Once the consensus is in place, FERC approval will be sought and together both agencies would move forward to implement the new market structure.
In addition, the CPUC will prepare an environmental impact report. If the CPUC's restructuring decision is upheld and implemented as outlined, SCE would be allowed to recover its CTC (subject to a lower return on equity) and would continue to apply accounting standards that recognize the economic effects of rate regulation. The effect of such an outcome would not be expected to materially affect SCE's results of operations or financial position during the transition period.

If revisions are made to the CPUC's restructuring decision that result in SCE no longer meeting the criteria to apply regulatory accounting standards to its generation operations, SCE may be required to write off its recorded generation-related regulatory assets. At March 31, 1996, these amounts totaled $1.3 billion (excluding balancing account overcollections of $237 million to be refunded to customers in June 1996), primarily for the recovery of income-tax benefits previously flowed-through to customers, the Palo Verde phase-in plan and unamortized loss on reacquired debt. Although depreciation-related differences could result from applying a regulatory prescribed deprecation method (straight-line, remaining-life method) rather than a method that would have been applied absent the regulatory process, SCE believes that the depreciable lives of its generation-related assets would not vary significantly from that of an unregulated enterprise, as the CPUC bases depreciable lives on periodic studies that reflect the assets' physical useful life. SCE also believes that any depreciation-related differences would be recovered through the CTC.

Additionally, if revisions are made to the CPUC's restructuring decision that result in all or a portion of the CTC not being probable of recovery, SCE could have additional write-offs associated with these costs if they are not recovered through another regulatory mechanism. At this time, SCE cannot predict when, or if, a consensus on restructuring will be reached, what revisions will ultimately be made in the CPUC's restructuring plan in subsequent proceedings or implementation phases, or the effect, after the transition period, that competition will have on its results of operations or financial position.

FERC Stranded Cost/Open Access Transmission Decision

On April 24, 1996, the FERC issued its decision on stranded cost recovery and open access transmission, which it had been considering since March 1995. The decision, which will be effective in July 1996, requires all electric utilities subject to the FERC's jurisdiction to file transmission tariffs which provide competitors with increased access to transmission facilities for wholesale transactions and also establishes information requirements for the transmission utility. The decision also provides utilities with the recovery of prior-service costs incurred under the current regulatory framework, which are known as stranded costs. In addition to providing recovery of stranded costs associated with existing wholesale customers, the FERC directed that it would be the primary jurisdiction for the recovery of stranded costs associated with retail-turned-wholesale customers, such as the formation of a new municipal electric system. Retail stranded costs resulting from a state-authorized retail direct access program are the responsibility of the states and the FERC would only address recovery of these costs if the state has no authority to do so.

ENVIRONMENTAL PROTECTION

Edison International is subject to numerous environmental laws and regulations, which require it to incur substantial costs to operate existing facilities, construct and operate new facilities, and mitigate or remove the effect of past operations on the environment.

As further discussed in Note 2 to the Consolidated Financial Statements, Edison International records its environmental liabilities when site assessments and/or remedial actions are probable and a range of reasonably likely cleanup costs can be estimated. Edison International reviews its sites and measures the liability quarterly, by assessing a range of reasonably likely costs for each identified site. Unless there is a probable amount, Edison International records the lower end of this reasonably likely range of costs.

Edison International's recorded estimated minimum liability to remediate its 62 identified sites (58 at SCE and 4 at EME) was $114 million at March 31, 1996. One of SCE's sites, a former pole-treating facility, is considered a federal Superfund site and represents 71% of Edison International's recorded liability. The ultimate costs to clean up Edison International's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process. Edison International believes that due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $215 million. The upper limit of this range of costs was estimated using assumptions least favorable to Edison International among a range of reasonably possible outcomes.

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

Edison International's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that Edison International may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can now be made for these sites.

Edison International expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $3 million to $6 million.

In 1994, SCE utilized an estimating technique to quantify its potential liability for environmental cleanup in an effort to obtain a reasonably possible objective and reliable estimate of environmental cleanup. During 1995, EME completed a similar review of some of its sites where known contamination and potential liability exist, and does not believe a material liability exists as of March 31, 1996.

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

Edison International's projected capital expenditures to protect the environment are $1 billion for the 1996-2000 period, mainly for aesthetics treatment, including undergrounding certain transmission and distribution lines.

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

PALO VERDE STEAM TUBE RUPTURE

In 1993, a steam generator tube ruptured at Palo Verde Unit 2; additional cracking was found in other tubes. Arizona Public Service Company (APS), the operating agent for Palo Verde, has taken, and will continue to take, remedial actions that it believes have slowed the rate of steam generator tube degradation in all three units. APS believes that the steam generators in only one of the units will have to be replaced within five to ten years. SCE estimates its share of the costs to be between $16 million and $30 million, plus replacement power costs which are subject to CPUC reasonableness review. SCE is evaluating APS' analyses, conducting its own review, and has not yet decided whether it supports replacement of the steam generators.

VOLUNTARY RETIREMENT OFFER

In March 1996, SCE announced it will take a one-time charge against earnings of approximately $65 million (pre-tax), in the second quarter of 1996, related to a voluntary retirement offer for non-union employees. SCE expects to offset these costs through lower expenses within a year. SCE anticipates negotiating a similar program for represented employees later this year, which could increase the total charge against earnings to approximately $100 million (pre-tax) by year-end. The actual amount charged to earnings will depend on the number of employees who accept the offer.

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

Qualifying Facilities ("QF") Litigation

On May 20, 1993, four geothermal QFs filed a lawsuit against Southern California Edison Company ("SCE") in Los Angeles County Superior Court, claiming that SCE underpaid, and continues to underpay, the plaintiffs for energy. SCE denied the allegations in its response to the complaint. The action was brought on behalf of Vulcan/BN Geothermal Power Company, Elmore L.P., Del Ranch L.P., and Leathers L.P., each of which was partially owned by a subsidiary of Edison Mission Energy ("EME") (a subsidiary of Edison International) until April of this year when EME sold its interests in the projects to its nationwide partner. In October 1994, plaintiffs submitted an amended complaint to the court to add causes of action for unfair competition and restraint of trade. In July 1995, after several motions to strike had been heard by the court, the plaintiffs served a further amended complaint, which omitted the previous claims based on alleged restraint of trade. The plaintiffs alleged that the past underpayments totaled at least $21,000,000. In other court filings, plaintiffs have contended that the total amount of additional contract payments owing from the beginning of the alleged underpayments through the end of the contract term could total approximately $60,000,000. In addition to seeking compensatory damages and declaratory relief, the fourth amended complaint also seeks unspecified punitive damages and an injunction to enjoin SCE from "future" unfair competition. After a number of continuances, the matter was set for trial on June 18, 1996. On May 1, 1996, the parties entered into an agreement providing for a settlement of all claims in dispute. Pursuant to the agreement, the specific terms of which are confidential, SCE will pay jointly to the plaintiffs an amount which is less than $10,000,000 in order to resolve all claims prior to January 1, 1996. SCE intends to seek recovery of this payment in its annual Energy Cost Adjustment Clause ("ECAC") filing. SCE has also agreed, subject to California Public Utilities Commission ("CPUC") approval, to increase payments to plaintiffs for specified levels of energy deliveries for the period after December 31, 1995. Plaintiffs have received the right to continue the lawsuit as to the period after December 31, 1995, only in the event CPUC approval of the increased payments is not obtained.

Between January 1994 and October 1994, SCE was named as a defendant in a series of eight lawsuits brought by independent power producers of wind generation. Seven of the lawsuits were filed in Los Angeles County Superior Court and one was filed in Kern County Superior Court. The lawsuits allege SCE incorrectly interpreted contracts with the plaintiffs by limiting fixed energy payments to a single 10-year period rather than beginning a new 10-year period of fixed energy payments for each stage of development. In its responses to the complaints, SCE denied the plaintiffs' allegations. In each of the lawsuits, the plaintiffs seek declaratory relief regarding the proper interpretation of the contracts. Plaintiffs allege a combined total of approximately $189,000,000 in damages, which includes consequential damages claimed in seven of the eight lawsuits. On March 1, 1995, the court in the lead Los Angeles County Superior Court case granted the plaintiffs' motion seeking summary adjudication that the contract language in question is not reasonably susceptible to SCE's position that there is only a single, 10-year period of fixed payments. In March 1995, a ninth lawsuit was filed in the Los Angeles County Superior Court raising claims similar to those alleged in the first seven cases filed in that court. SCE has responded to the complaint in the new lawsuit by denying its material allegations. On April 5, 1995, SCE filed a petition for writ of mandate, prohibition or other appropriate relief, requesting that the Court of Appeal issue a writ directing the Los Angeles Superior Court to vacate its March 1 order granting summary adjudication. In a decision filed August 9, 1995, the Court of Appeal issued a writ directing that the order be overturned, and a new order be entered denying the motion. A pending summary adjudication motion in the Kern County case has been withdrawn in light of the Court of Appeal decision. Furthermore, pursuant to stipulation of the parties, the Kern County case was ordered on April 3, 1996, to be coordinated with the Los Angeles cases so that it too will be tried in Los Angeles. As a result of the coordination, the April 22, 1996 trial date for the Kern County case has been stricken and no new trial date has been set. On February 6, 1996, plaintiffs in one of the actions filed their first amended and supplemental complaint. On March 6, 1996, SCE filed its new answer, denying the material allegations of the first amended and supplemental complaint. On April 16, 1996, SCE filed a motion for summary adjudication of certain of the causes of action in this complaint. The motion is set for hearing on May 16, 1996. Plaintiffs' motion to consolidate all eight cases for jury trial was denied without prejudice on March 25, 1996. Parties have since reached agreement in principle on a stipulation whereby at least the original Los Angeles cases would be consolidated for trial in January 1997, in return for plaintiffs' waiver of a jury trial. Nevertheless, with a trial date of June 26, 1996, the lead Los Angeles case is the only case currently scheduled for trial. The materiality of final judgments in favor of the plaintiffs in these cases would be largely dependent on the extent to which any damages or additional payments which might result from such judgments would be recoverable through SCE's ECAC.

This matter was previously reported under the heading "QF Litigation" in
Part I, Item 3 of Edison International's Annual Report on Form 10-K for the year ended December 31, 1995.

Electric and Magnetic Fields ("EMF") Litigation

SCE is involved in three lawsuits alleging that various plaintiffs developed cancer as a result of exposure to EMF from SCE facilities. SCE denies the material allegations in its responses to each of the lawsuits.

Two of the lawsuits allege, among other things, that certain past and present employees of Grubb & Ellis ("Employee-Plaintiffs"), a real estate brokerage firm with offices located in a commercial building known as the Koll Center in Newport Beach, developed cancer as a result of exposure to EMF from electrical facilities owned by SCE and/or the other defendants located on the property. The lawsuits, served on SCE in 1994 ("First Case") and January 1995 ("Second Case"), respectively, also name Grubb & Ellis and the owners and developers of the Koll Center as defendants. No specific damage amounts are alleged in either complaint.

The five named plaintiffs in the First Case, three Employee-Plaintiffs and the spouses of two of them, allege compensatory damages of $8,000,000 plus unspecified punitive damages, according to supplemental documentation they have prepared. In December, 1995 the court granted SCE's motion for summary judgment and dismissed the case. Plaintiffs have filed a Notice of Appeal.

Supplemental documentation prepared by the four named plaintiffs in the Second Case, two Employee-Plaintiffs and their respective spouses, indicates they allege compensatory damages of approximately $13,500,000 plus unspecified punitive damages. On April 18, 1995, Grubb & Ellis filed a cross-complaint against the other codefendants, requesting indemnification and declaratory relief concerning the rights and responsibilities of the parties. Trial in the case has been set for November 4, 1996.

A third case was filed in Orange County Superior Court and served on SCE in March 1995. The plaintiff alleges, among other things, that he developed cancer as a result of EMF emitted from SCE facilities which he alleges were not constructed in accordance with CPUC standards. No specific damage amounts are alleged in the complaint but supplemental documentation prepared by the plaintiff indicates that plaintiff will allege compensatory damages of approximately $5,500,000, plus unspecified punitive damages. A previous trial date was vacated and, pursuant to stipulation of the parties, no new trial date has been set. An evaluation conference is scheduled for August 16, 1996.

These matters were previously reported under the heading "Environmental Litigation" in Part I, Item 3 of Edison International's Annual Report on Form 10-K for the year ended December 31, 1995.

San Onofre Personal Injury Litigation

An engineer for two contractors providing services for San Onofre has been diagnosed with chronic myelogenous leukemia. On July 12, 1994, the engineer and his wife sued SCE, San Diego Gas and Electric Company ("SDG&E") and Combustion Engineering, the manufacturer of the fuel rods for the plant, in the United States District Court for the Southern District of California. The plaintiffs alleged that the engineer's illness resulted from contact with radioactive fuel particles released from failed fuel rods. Plant records showed that the engineer's exposure to radiation was well below Nuclear Regulatory Commission ("NRC") safety levels. In the complaint, plaintiffs sought unspecified compensatory and punitive damages. SCE's December 23, 1994, answer to the complaint denied all material allegations. The trial began August 3, 1995, and on October 12, 1995, an eight member jury unanimously decided that radiation exposure at San Onofre was not the cause of the leukemia. Plaintiffs' motion for
a new trial was denied on December 5, 1995.   On April 11, 1996, the
plaintiffs' appeal of the denial of their motion was argued before the Ninth Circuit Court of Appeals and the case was submitted for decision.

An SCE engineer employed at San Onofre died in 1991 from cancer of the abdomen. On February 6, 1995, his children sued SCE, SDG&E and Combustion Engineering in the United States District Court for the Southern District of California. The plaintiffs allege that the engineer's illness resulted from, and was aggravated by, exposure to radiation at San Onofre, including contact with radioactive fuel particles. Plant records show that the engineer's exposure to radiation was well below NRC safety levels. In the complaint, plaintiffs sought unspecified compensatory and punitive damages.

On April 3, 1995, the Court granted the defendants' motion to dismiss 14 of plaintiffs' 15 claims. Punitive damages are not available under the remaining claim. SCE's April 20, 1995, answer to the complaint denied all material allegations. On October 10, 1995, the Court ruled in favor of plaintiffs' request to include the Institute of Nuclear Power Operations (an organization dedicated to achieving excellence in nuclear power operations) as a defendant in the suit. On December 7, 1995, the court granted SCE's motion for summary judgment on the sole outstanding claim against it. Plaintiffs have indicated that they will appeal this ruling to the Ninth Circuit Court of Appeals. Trial of the case may be delayed pending such ruling. The impact on SCE, if any, from further proceedings in this case against the remaining defendants cannot be determined at this time.

On July 5, 1995, a former SCE reactor operator employed at San Onofre and his wife sued SCE, SDG&E, Combustion Engineering and the Institute of Nuclear Power Operations in the U.S. District Court for the Southern District of California. Plaintiffs allege the former employee's acute myelogenous leukemia resulted from, and was aggravated by, exposure to radiation at San Onofre, including contact with radioactive fuel particles. The former employee subsequently died from his illness. Plaintiffs seek unspecified compensatory and punitive damages. On March 25, 1996, the court granted SCE's motion for summary judgment on all claims. It is anticipated that plaintiffs will appeal this ruling. Should plaintiffs do so, trial of the case may be delayed pending the ruling of the Court of Appeals. The impact on SCE, if any, from further proceedings in this case against the remaining defendants cannot be determined at this time.
<page 25>
On August 31, 1995, the family of a former worker for a contractor at San Onofre, and later a temporary and then a permanent SCE employee at San Onofre, sued SCE, SDG&E, Combustion Engineering and the Institute of Nuclear Power Operations in the U.S. District Court for the Southern District of California. Plaintiffs allege the former employee's acute myelogenous leukemia, which resulted in his death in 1994, resulted from, and was aggravated by, exposure to radiation at San Onofre, including contact with radioactive fuel particles. Plaintiffs seek unspecified compensatory and punitive damages. SCE's answer to the complaint filed on November 13, 1995, denied all material allegations. A trial date will be set at the pretrial conference scheduled for October 7, 1996.

On November 17, 1995, a SCE employee and his wife sued SCE in the U.S. District Court for the Southern District of California. Plaintiffs also named Combustion Engineering, the manufacturer of the fuel rods for the San Onofre plant. The employee worked for SCE at San Onofre from 1981 to 1990. Plaintiffs allege that the employee transported radioactive byproducts on his person, clothing and/or tools to his home where his wife was then exposed to radiation that caused her leukemia. Plaintiffs seek unspecified compensatory and punitive damages. SCE's December 19, 1995, partial answer to the complaint denied all material non-employment related allegations. SCE's motion to dismiss the claims of the plaintiffs' was granted on March 19, 1996. A trial date will be set at the pretrial conference that is scheduled for December 2, 1996, relative to the plaintiffs' claims.

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

These matters were previously reported under the heading "San Onofre Personal Injury Litigation" in Part I, Item 3 of Edison International's Annual Report on Form 10-K for the year ended December 31, 1995.

Employment Discrimination Litigation

On September 21, 1994, nine African-American employees filed a lawsuit against Edison International and SCE on behalf of an alleged class of African-American employees, alleging racial discrimination in job advancement, pay, training and evaluation. The lawsuit was filed in the United States District Court for the Central District of California. The plaintiffs seek injunctive relief, as well as an unspecified amount of compensatory and punitive damages, attorneys' fees, costs and interest. Edison International and SCE have responded by denying the material allegations of the complaint and asserting several affirmative defenses and are pursuing discovery. Prior deadlines for plaintiffs to file their motion for class certification have been suspended pending settlement discussions. The court has set a status conference for May 13, 1996.

This matter was previously reported under the heading "Employment
Discrimination Litigation" in Part I, Item 3 of Edison International's Annual Report on Form 10-K for the year ended December 31, 1995.

Item 4.  Submission of Matters to a Vote of Security Holders

Election of Directors

At Edison International's Annual Meeting of Shareholders on April 18, 1996, shareholders elected seventeen nominees to the Board of Directors.

The number of broker non-votes for each nominee was zero. The number of votes cast for and withheld from each Director-nominee were as follows:

   Name                                     Number of Votes
   ----                            ---------------------------
                                        For           Withheld
                                   -----------       ----------
   Howard P. Allen                 357,658,425        7,283,330
   John E. Bryson                  357,392,210        7,549,545
   Winston H. Chen                 358,558,143        6,383,612
   Stephen E. Frank                358,226,545        6,715,210
   Camilla C. Frost                358,057,970        6,883,785
   Joan C. Hanley                  358,488,025        6,453,730
   Carl F. Huntsinger              358,397,831        6,543,924
   Charles D. Miller               358,440,423        6,501,332
   Luis G. Nogales                 358,031,014        6,910,741
   Ronald L. Olson                 354,690,616       10,251,139
   J. J. Pinola                    357,098,182        7,843,573
   James M. Rosser                 358,424,123        6,517,632
   E. L. Shannon, Jr.              358,387,207        6,554,548
   Robert H. Smith                 358,439,849        6,501,906
   Thomas C. Sutton                358,441,298        6,500,457
   Daniel M. Tellep                358,449,310        6,492,445
   James D. Watkins                358,124,385        6,817,370
   Edward Zapanta                  358,410,148        6,531,607

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      3.1   Articles of Incorporation

      27.   Financial Data Schedule

      28.   Articles of Incorporation

(b)   Reports on Form 8-K:

      January 11, 1996    --Item 5--Other Events--
                            California Public Utilities
                            Commission decision in
                            1995 General Rate Case

      January 18, 1996    --Item 5--Other Events--
                            1995 Earnings Report

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         EDISON INTERNATIONAL
                                             (Registrant)



                                 By          R. K. BUSHEY
                                    ---------------------------------
                                             R. K. BUSHEY
                                     Vice President and Controller



                                 By          K. S. STEWART
                                    ---------------------------------
                                             K. S. STEWART
                                     Assistant General Counsel and
                                          Assistant Secretary

May 10, 1996