Form 10-Q
period 1996-06-30
EDISON INTERNATIONAL
filed 1996-08-14
CIK 827052

PAGE

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549


                                FORM 10-Q

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                June 30, 1996
                                ---------------------------------------


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
Yes  X   No
   -----    -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


          Class                          Outstanding at August 8, 1996
- --------------------------               ------------------------------
Common Stock, no par value                         438,436,590
PAGE

                          EDISON INTERNATIONAL

                                  INDEX


                                                               Page
                                                                No.
                                                               ----
Part I.  Financial Information:

  Item 1.  Consolidated Financial Statements:

     Consolidated Statements of Income--Three and
        Six Months Ended June 30, 1996, and 1995                 2

     Consolidated Balance Sheets--June 30, 1996,
        and December 31, 1995                                    3

     Consolidated Statements of Cash Flows--Six Months
        Ended June 30, 1996, and 1995                            5

     Notes to Consolidated Financial Statements                  6

  Item 2.  Management's Discussion and Analysis of Results
             of Operations and Financial Condition              13

Part II.  Other Information:

  Item 1.  Legal Proceedings                                    25

  Item 6.  Exhibits and Reports on Form 8-K                     29

EDISON INTERNATIONAL

PART I--FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
In thousands, except per-share amounts

                                       3 Months Ended         6 Months Ended
                                          June 30,                June 30,
                                   ---------------------  ---------------------
                                      1996       1995        1996        1995
                                   ----------  ---------  ---------- ----------
                                                    (Unaudited)

Electric utility revenue         $1,610,989  $1,737,838   $3,371,122  $3,459,612
Diversified operations              202,757     122,999      410,277     223,259
                                 ----------  ----------   ----------  ----------
Total operating revenue           1,813,746   1,860,837    3,781,399   3,682,871
                                 ----------  ----------   ----------  ----------
Fuel                                162,503     138,998      305,680     303,462
Purchased power                     560,742     549,730    1,088,174   1,036,822
Provisions for regulatory
  adjustment clauses -- net        (201,506)     16,693     (103,682)     45,454
Other operating expenses            419,677     348,518      749,540     664,797
Maintenance                          67,611      84,830      151,724     182,725
Depreciation and decommissioning    299,134     253,218      563,661     496,551
Income taxes                        127,721     104,822      239,201     216,549
Property and other taxes             45,899      53,588      105,584     108,378
                                 ----------  ----------   ----------  ----------
Total operating expenses          1,481,781   1,550,397    3,099,882   3,054,738
                                 ----------  ----------   ----------  ----------
Operating income                    331,965     310,440      681,517     628,133
                                 ----------  ----------   ----------  ----------
Provision for rate phase-in plan    (18,867)    (28,090)     (47,945)    (57,865)
Allowance for equity funds used
  during construction                 3,066       4,999        7,468      10,523
Interest income                      12,771      15,596       28,098      30,072
Minority interest                   (14,145)    (11,443)     (27,869)    (23,094)
Other nonoperating income -- net      1,579      14,233       10,048      18,778
                                 ----------  ----------   ----------  ----------
Total other income (deductions)
  -- net                            (15,596)     (4,705)     (30,200)    (21,586)
                                 ----------  ----------   ----------  ----------
Income before interest and other
  expenses                          316,369     305,735      651,317     606,547
                                 ----------  ----------   ----------  ----------
Interest on long-term debt          146,472     129,485      297,459     258,228
Other interest expense               21,876      23,266       45,637      46,904
Allowance for borrowed funds used
  during construction                (1,927)     (3,796)      (4,695)     (7,990)
Capitalized interest                (17,650)    (14,432)     (33,648)    (27,569)
Dividends on subsidiary preferred
  securities                         11,868      11,339       23,745      23,556
                                 ----------  ----------   ----------  ----------
Total interest and other
  expenses -- net                   160,639     145,862      328,498     293,129
                                 ----------  ----------   ----------  ----------
Net income                        $ 155,730  $  159,873   $  322,819  $  313,418
                                 ==========  ==========   ==========  ==========
Weighted-average shares of
  common stock outstanding          441,035     446,813      442,143     447,206
Earnings per share                     $.35        $.36         $.73        $.70
Dividends declared per common share    $.25        $.25         $.50        $.50





The accompanying notes are an integral part of these financial statements.

EDISON INTERNATIONAL

CONSOLIDATED BALANCE SHEETS
In thousands

                                                June 30,      December 31,
                                                 1996            1995
                                             -------------    -----------
                                              (Unaudited)
ASSETS

Utility plant, at original cost              $20,120,028      $19,850,179
Less -- accumulated provision for
  depreciation and decommissioning             8,905,410        8,569,265
                                             -----------      -----------
                                              11,214,618       11,280,914
Construction work in progress                    644,791          727,865
Nuclear fuel, at amortized cost                  124,621          139,411
                                             -----------      -----------
Total utility plant                           11,984,030       12,148,190
                                             -----------      -----------
Nonutility property -- less
  accumulated provision for
  depreciation of $161,804 and $133,670
  at respective dates                          3,446,743        3,140,385
Nuclear decommissioning trusts                 1,342,500        1,260,095
Investments in partnerships and
  unconsolidated subsidiaries                  1,195,890        1,190,294
Investments in leveraged leases                  579,009          574,091
Other investments                                 84,189           65,963
                                             -----------      -----------
Total other property and investments           6,648,331        6,230,828
                                             -----------      -----------
Cash and equivalents                             772,828          507,151
Receivables, including unbilled
  revenue, less allowances of
  $22,665 and $24,244 for uncollectible
  accounts at respective dates                   753,767        1,054,954
Fuel inventory                                   105,821          114,357
Materials and supplies, at average cost          151,253          151,180
Accumulated deferred income taxes -- net         341,224          476,725
Prepayments and other current assets              36,471          126,184
                                             -----------      -----------
Total current assets                           2,161,364        2,430,551
                                             -----------      -----------
Unamortized debt issuance and
  reacquisition expense                          362,633          350,563
Rate phase-in plan                                83,709          129,714
Unamortized nuclear plant -- net                  16,770           67,185
Income tax-related deferred charges            1,754,879        1,723,605
Other deferred charges                           968,336          865,599
                                             -----------      -----------
Total deferred charges                         3,186,327        3,136,666
                                             -----------      -----------
Total assets                                 $23,980,052      $23,946,235
                                             ===========      ===========








The accompanying notes are an integral part of these financial statements.

EDISON INTERNATIONAL

CONSOLIDATED BALANCE SHEETS
In thousands, except share amounts

                                               June 30,       December 31,
                                                 1996             1995
                                             -------------    -----------
                                               (Unaudited)

CAPITALIZATION AND LIABILITIES

Common shareholders' equity:
 Common stock (439,551,682 and 443,607,674
   shares outstanding at respective dates)    $ 2,685,932     $ 2,660,096
 Retained earnings                              3,760,448       3,730,922
                                              -----------     -----------
                                                6,446,380       6,391,018
Preferred securities of subsidiaries:
 Not subject to mandatory redemption              283,755         283,755
 Subject to mandatory redemption                  425,000         425,000
Long-term debt                                  7,224,787       7,195,197
                                              -----------     -----------
Total capitalization                           14,379,922      14,294,970
                                              -----------     -----------
Other long-term liabilities                       333,907         344,192
                                              -----------     -----------
Current portion of long-term debt                 261,688          40,328
Short-term debt                                   658,691         709,508
Accounts payable                                  364,627         419,522
Accrued taxes                                     530,791         557,095
Accrued interest                                  141,270         101,370
Dividends payable                                 112,320         113,334
Regulatory balancing accounts -- net              226,828         337,867
Deferred unbilled revenue and other
 current liabilities                              907,553         973,529
                                              -----------     -----------
Total current liabilities                       3,203,768       3,252,553
                                              -----------     -----------
Accumulated deferred income
 taxes -- net                                   4,282,629       4,339,259
Accumulated deferred investment
 tax credits                                      384,088         405,112
Customer advances and other
 deferred credits                                 707,311         680,210
                                              -----------     -----------
Total deferred credits                          5,374,028       5,424,581
                                              -----------     -----------
Minority interest                                 688,427         629,939
                                              -----------     -----------
Commitments and contingencies
 (Notes 1 and 2)


Total capitalization and liabilities          $23,980,052     $23,946,235
                                              ===========     ===========








The accompanying notes are an integral part of these financial statements.

EDISON INTERNATIONAL

CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands

                                                      6 Months Ended
                                                         June 30,
                                                ------------------------
                                                    1996         1995
                                                ---------    -----------
                                                        (Unaudited)
Cash flows from operating activities:
Net income                                      $ 322,819      $ 313,418
Adjustments for non-cash items:
 Depreciation and decommissioning                 563,661        496,551
 Amortization                                      55,730         24,676
 Rate phase-in plan                                46,005         51,265
 Deferred income taxes and investment tax
    credits                                        23,465        (39,037)
 Equity in income from partnerships and
    unconsolidated subsidiaries                   (65,787)       (44,786)
 Other long-term liabilities                      (10,285)        27,954
 Other -- net                                     (11,743)       (34,136)
Changes in working capital:
 Receivables                                      315,052         27,579
 Regulatory balancing accounts                   (111,039)        57,903
 Fuel inventory, materials and supplies             8,463        (43,344)
 Prepayments and other current assets              89,713         89,490
 Accrued interest and taxes                         9,725         39,534
 Accounts payable and other current
    liabilities                                   (94,116)       (49,503)
Distributions from partnerships and
  unconsolidated subsidiaries                      50,139         61,758
                                                ---------      ---------
Net cash provided by operating activities       1,191,802        979,322
                                                ---------      ---------
Cash flows from financing activities:
Long-term debt issued                           1,127,321        807,940
Long-term debt repayments                      (1,107,082)      (500,261)
Preferred securities redemptions                       --        (75,000)
Nuclear fuel financing - net                       (5,457)        20,189
Common stock issued                                   745             --
Common stock repurchases                          (65,701)       (24,716)
Short-term debt financing -- net                  (50,817)      (150,831)
Dividends received                                     --           (284)
Dividends paid                                   (221,821)      (223,790)
                                                ---------      ---------
Net cash used by financing activities            (322,812)      (146,753)
                                                ---------      ---------
Cash flows from investing activities:
Additions to property and plant                  (434,687)      (476,013)
Funding of nuclear decommissioning trusts         (72,632)       (72,557)
Investments in partnerships and
  unconsolidated subsidiaries                    (171,440)      (216,800)
Unrealized gains on equity investments             18,315          7,785
Other -- net                                       57,131        (15,042)
                                                ---------      ---------
Net cash used by investing activities            (603,313)      (772,627)
                                                ---------      ---------
Net increase in cash and equivalents              265,677         59,942
Cash and equivalents, beginning of period         507,151        533,957
                                                ---------      ---------
Cash and equivalents, end of period             $ 772,828      $ 593,899
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

Certain prior-period amounts were reclassified to conform to the June 30, 1996, financial statement presentation.

Note 1. Regulatory Matters

Performance-Based Ratemaking (PBR)

Southern California Edison Company (SCE) originally filed for a PBR mechanism in 1993, requesting a revenue-indexing formula to combine operating expenses and capital-related costs into a single index to determine most of its revenue (excluding fuel) from 1996-2000. The filing was subsequently divided between transmission and distribution, and power generation. Hearings concluded on the transmission and distribution phase in December 1994. The California Public Utilities Commission's (CPUC) restructuring decision, as further discussed below, requested comments addressing whether SCE's transmission and distribution PBR proposal should be amended or reviewed as filed. In January 1996, SCE requested the CPUC approve its transmission and distribution PBR as filed. On July 3, 1996, a CPUC administrative law judge (ALJ) issued a proposed decision denying SCE's application. The ALJ concluded that PBR for SCE's transmission and distribution systems would be in effect for too short a period to provide meaningful benefits to SCE's shareholders or ratepayers (assuming the transfer of transmission to an independent system operator (ISO) under Federal Energy Regulatory Commission (FERC) jurisdiction on January 1,
1998) and that SCE should revise its PBR proposal to address only distribution following the FERC's order to split transmission and distribution services. On July 23, 1996, SCE filed comments rejecting the ALJ's proposal. A final CPUC decision is expected by year-end 1996. On July 15, 1996, SCE filed a PBR proposal for its hydroelectric plants and the proposed structure for performance-based local reliability contracts for fossil-fueled plants. If approved, the hydro PBR would be in effect for three years and the local reliability contracts, which are subject to FERC approval, would be in effect for up to three years, both beginning January 1, 1998. A final CPUC decision on hydro PBR is expected by year-end 1997.

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

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    the transition period, while other generators could voluntarily participate.

o Creation of an ISO to have operational control of the utilities' transmission facilities and, therefore, control of the scheduling and dispatch of all electricity on the state's power grid.

o Availability of customer choice through time-of-use rates, direct customer access to generation providers with transmission arrangements through the system operator, and customer-arranged "contracts for differences" to manage price fluctuations from the power exchange.

o Recovery of costs to transition to a competitive market (utility investments and obligations incurred to serve customers under the existing framework) through a non-bypassable charge, applied to all customers, called the competition transition charge (CTC).

o CPUC-established incentives to encourage voluntary divestiture (through spin-off or sale to an unaffiliated entity) of at least 50% of utilities' gas-fueled generation to address market power issues.

o   PBR for those utility services not subject to competition.

On March 19, 1996, SCE filed a plan outlining how it would propose to divest 50% of its gas-fueled generation. SCE's plan is contingent on assurances about transition cost recovery and the resolution of key issues related to: worker protection measures being in place for utility employees who could suffer hardship as a result of divestiture; utilities being permitted full recovery of the transition costs incurred during the divestiture process; appropriate rate-making measures to cover the contingency if the completion of the divestiture plan or commencement of the power exchange is delayed; and prudently incurred costs associated with fuel supply, transportation and storage contracts not being stranded by the divestiture.

On April 29, 1996, SCE, Pacific Gas & Electric Company and San Diego Gas
& Electric Company filed a proposal with the FERC regarding the creation of the independent power exchange and the ISO. On July 9, 1996, the three utilities jointly filed an application with the CPUC requesting approval to establish a restructuring trust which would obtain loans up to $250 million for the development of the ISO and power exchange through January 1, 1998. The loans would be backed by utility guarantees and SCE's share would be 45%. Once the ISO and power exchange are formed, they will repay the trust's loans and recover funds from future ISO and power exchange customers.

On July 15, 1996, SCE filed a proposal with the CPUC related to separating the costs associated with generation, transmission, distribution, public goods programs and the CTC. The filing is in response to CPUC and FERC directives that electric services, such as transmission and distribution, be functionally separate and available to all customers on a nondiscriminatory basis without cost-shifting among customers.

Recovery of costs to transition to a competitive market would be implemented through a non-bypassable CTC. This charge would apply to all customers who currently use utility services or begin utility service after this decision is effective. SCE estimates its potential transition costs through 2025 to be approximately $8.3 billion to $9.1 billion (1996 net present value), based on incurred costs, and forecasts of future costs and assumed market prices. However, changes in the assumed market prices could require material revisions to such estimates. The potential transition costs are comprised of: $5.1 billion from SCE's qualifying

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

facility contracts which are the direct result of legislative and regulatory mandates; and $3.2 billion to $4.0 billion from costs pertaining to certain generating plants and regulatory commitments consisting of costs incurred (whose recovery has been deferred by the CPUC) to provide service to customers. Such commitments include the recovery of income tax benefits previously flowed-through to customers, postretirement benefit transition costs, accelerated recovery of San Onofre Nuclear Generating Station, nuclear decommissioning and certain other costs. The undepreciated book value of a utility's generation plant will be calculated on the amount in rate base as of the decision date. Further, adverse financial consequences could result if an ambiguity in the CPUC's restructuring decision is not eliminated. The ambiguity relates to the recovery of capital expenditures made for SCE's fossil generation units in 1996 and beyond in the calculation of the CTC. SCE believes that recovery of such capital expenditures is consistent with the intent of the restructuring decision and filed a petition on March 25, 1996, to clarify the decision. If these efforts at clarification are unsuccessful, SCE estimates the negative effect on 1996 earnings to be approximately $50 million (pre-tax), based on SCE's 1996 capital budget for its fossil generation units.

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

If revisions are made to the CPUC's restructuring decision that result in SCE no longer meeting the criteria to apply regulatory accounting standards to its generation operations, SCE may be required to write off its recorded generation-related regulatory assets. At June 30, 1996, these amounts totaled $1.3 billion, primarily for the recovery of income tax benefits previously flowed-through to customers, the Palo Verde Nuclear Generating Station phase-in plan and unamortized loss on reacquired debt. Although depreciation-related differences could result from applying a regulatory prescribed depreciation method (straight-line, remaining-life method) rather than a method that would have been applied absent the regulatory process, SCE believes that the depreciable lives of its generation-related assets would not vary significantly from that of an unregulated enterprise, as the CPUC bases depreciable lives on periodic studies that reflect the physical useful lives of the assets. SCE also believes that any depreciation-related differences would be recovered through the CTC.

Additionally, if revisions are made to the CPUC's restructuring decision that result in all or a portion of the CTC being improbable of recovery, SCE could have additional write-offs associated with these costs if they are not recovered through another regulatory mechanism. At this time, SCE cannot predict when, or if, a consensus on restructuring will be reached, what revisions will ultimately be made in the CPUC's restructuring plan in subsequent proceedings or implementation phases, or the effect, after

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the transition period, that competition will have on its results of operations or financial position.

FERC Stranded Cost/Open Access Transmission Decision

On April 24, 1996, the FERC issued its decision on stranded cost recovery and open access transmission, which it had been considering since March 1995. The decision, which became effective in July 1996, requires all electric utilities subject to the FERC's jurisdiction to file transmission tariffs which provide competitors with increased access to transmission facilities for wholesale transactions and also establishes information requirements for the transmission utility. The decision also provides utilities with the recovery of stranded costs, which are prior-service costs incurred under the current regulatory framework. In addition to providing recovery of stranded costs associated with existing wholesale customers, the FERC directed that it would have primary jurisdiction over the recovery of stranded costs associated with retail-turned-wholesale customers, such as the formation of a new municipal electric system. Retail stranded costs resulting from a state-authorized retail direct-access program are the responsibility of the states and the FERC would only address recovery of these costs if the state has no authority to do so. In compliance with the April 1996 FERC decision, SCE filed a revised open access tariff with the FERC on July 9, 1996. The tariff became effective as of its filing date.

Mohave Generating Station

A 1994 CPUC decision stated that SCE was liable for expenditures related to a 1985 accident at the Mohave Generating Station. The CPUC ordered a second phase of this proceeding to quantify the disallowance. In December 1995, SCE and the CPUC's Division of Ratepayer Advocates (DRA) filed a settlement agreement. On July 17, 1996, the CPUC approved the settlement agreement which will result in a $39 million (including interest) refund to SCE's customers beginning in August 1996. This refund has been fully reflected in the financial statements.

Canadian Gas Contracts

In May 1994, SCE filed its testimony in the non-Qualifying Facilities phase of the 1994 Energy Cost Adjustment Clause proceeding. In May 1995, the DRA filed its report on the reasonableness of SCE's gas supply costs for both the 1993 and 1994 record periods. The report recommends a disallowance of $13.3 million for excessive costs incurred from November 1993 through March 1994 associated with SCE's Canadian gas purchase and supply contracts. The report requests that the CPUC defer finding SCE's Canadian supply and transportation agreements reasonable for the duration of their terms and that the costs under these contracts be reviewed on a yearly basis. SCE and the DRA have filed several rounds of testimony on this issue. Hearings are scheduled for late 1996.

Palo Verde Rate-making Proposal

In February 1996, SCE filed a proposal with the CPUC requesting a new rate mechanism for its 15.8% share of the three units at Palo Verde. The filing was made in compliance with the CPUC's December 20, 1995, restructuring decision that directed SCE to file a rate-making proposal similar to ratemaking approved for San Onofre in the 1995 general rate case. The proposed rate mechanism would allow SCE to accelerate the recovery of its share of Palo Verde's sunk cost (forecast to be $1.2 billion as of December 31, 1996), over a seven-year period, beginning January 1, 1997, and ending in 2003. During the seven-year period, SCE's

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

return on rate base for Palo Verde's sunk cost would be reduced to 7.35% from the current 9.55%, and SCE would have the opportunity to recover the incremental costs of continued operation of Palo Verde at approximately
3.4 cents per kilowatt-hour, provided the Palo Verde units operate at an average capacity factor of 77%. Hearings are scheduled to begin in August with a decision expected by year-end 1996.

Note 2.  Contingencies

In addition to the matters disclosed in these notes, Edison International is involved in legal, tax and regulatory proceedings before various courts and governmental agencies regarding matters arising in the ordinary course of business. Edison International believes the outcome of these proceedings will not materially affect its results of operations or liquidity.

Brooklyn Navy Yard Project

Edison Mission Energy (EME) owns, through a wholly-owned subsidiary, 50% of the Brooklyn Navy Yard project; however, it is initially funding all of the required equity and debt ($485 million) for the project and has provided a guarantee as a condition of obtaining financing for the project. Consolidated Edison Company of New York, which has contracted to buy most of the project's power, raised concerns regarding the timing of certain performance milestones and whether the plant's configuration and related performance comply with the terms of the contracts. EME and its project partner are attempting to resolve these issues in a manner satisfactory to the project and Consolidated Edison. EME believes the anticipated returns on the project will be substantially less than originally estimated. EME has been advised that the contractor intends to assert general monetary claims, under the Construction Turnkey Agreement, against Brooklyn Navy Yard. None of such claims is expected to have a material adverse effect on EME.

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

Edison International's recorded estimated minimum liability to remediate its 61 identified sites (58 at SCE and 3 at EME) was $114 million at June 30, 1996. The ultimate costs to clean up Edison International's identified sites may vary from its recorded liability due to numerous

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. Edison International believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $215 million. The upper limit of this range of costs was estimated using assumptions least favorable to Edison International among a range of reasonably possible outcomes.

The CPUC allows SCE to recover environmental-cleanup costs at 24 of its sites, representing $95 million of Edison International's recorded liability, through an incentive mechanism. SCE may request to include additional sites. Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs from insurance carriers and other third parties. SCE has settled insurance claims with most of its carriers, and is continuing to pursue additional recovery. Costs incurred at SCE's remaining 34 sites are expected to be recovered through customer rates. SCE has filed a request with the CPUC to add 11 of these sites (the estimated minimum liability is $6 million) to the incentive mechanism. SCE has recorded a regulatory asset of $104 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

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

In 1994, SCE utilized an estimating technique to quantify its potential liability for environmental cleanup in an effort to obtain a reasonably possible objective and reliable estimate of environmental cleanup. During 1995, EME completed a similar review of some of its sites where known contamination and potential liability exist and does not believe a material liability exists as of June 30, 1996.

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

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Property damage insurance covers losses up to $500 million, including decontamination costs, at San Onofre and Palo Verde. Decontamination liability and property damage coverage exceeding the primary $500 million has also been purchased in amounts greater than federal requirements. Additional insurance covers part of replacement power expenses during an accident-related nuclear unit outage. These policies are issued primarily by mutual insurance companies owned by utilities with nuclear facilities. If losses at any nuclear facility covered by the arrangement were to exceed the accumulated funds for these insurance programs, SCE could be assessed retrospective premium adjustments of up to $44 million per year. Insurance premiums are charged to operating expense.

EDISON INTERNATIONAL

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

In the following Management's Discussion and Analysis of Results of Operations and Financial Condition and elsewhere in this quarterly report, the words "estimates," "expects," "anticipates," "believes," and other similar expressions, are intended to identify forward-looking information that involves risks and uncertainties. Actual results or outcomes could differ materially as a result of such important factors as the outcome of state and federal regulatory proceedings affecting the restructuring of the electric utility industry, the impacts of new laws and regulations relating to restructuring and other matters, the effects of increased competition in the electric utility business, and changes in prices of electricity and costs for fuel.

RESULTS OF OPERATIONS

Earnings

Edison International's earnings per share for the three- and six-month periods ended June 30, 1996, were 35 cents and 73 cents, respectively, compared with 36 cents and 70 cents for the year-earlier periods.
Southern California Edison Company's (SCE) earnings were 28 cents and 59 cents for the quarter and year-to-date ended June 30, 1996, compared to 31 cents and 62 cents for the same periods in 1995. Excluding special charges of 7 cents per share in the second quarter of 1996, and 1 cent per share in each of the first and second quarters of 1995, SCE's earnings increased 3 cents and 2 cents, respectively, for the three- and six-month periods ended June 30, 1996. The increased earnings reflect improved operating performance partially offset by a lower authorized return on common equity and lower authorized operating expenses. SCE's special charges relate to workforce adjustments. The combined earnings of the nonutility subsidiaries and the parent company were 7 cents and 14 cents for the quarter and year-to-date ended June 30, 1996, compared to 5 cents and 8 cents for the same periods in 1995. Excluding a 3-cent gain on the sale of Edison Mission Energy's (EME) interests in four geothermal projects in April 1996, the nonutility subsidiaries' (including the parent company) earnings decreased 1 cent and increased 3 cents, respectively, for the three- and six-month periods ended June 30, 1996. The quarterly decrease is mainly attributable to Edison International's (the parent company) interest payments on a $350 million debt issuance related to EME's acquisition of First Hydro in December 1995. The year-to-date increase is primarily related to earnings from EME's newly acquired First Hydro project, partially offset by a 2-cent loss at the parent company. There were no comparable earnings included in 1995.

Operating Revenue

Electric utility revenue decreased during the three and six months ended June 30, 1996, due to a 4.4% decline in California Public Utilities Commission (CPUC)-authorized rates effective April 1996. Additionally, SCE refunded $179 million to ratepayers in June 1996 as part of a CPUC-ordered $237 million refund of an energy-cost balancing account overcollection; the remainder will be refunded during third quarter 1996. The rate decline was partially offset by an increase in kilowatt-hour sales of 4% and 1%, respectively, for the three and six months ended June 30, 1996. About 99% of operating revenue is from retail sales. Retail rates are regulated by the CPUC and wholesale rates are regulated by the Federal Energy Regulatory Commission (FERC).

In March 1995, SCE announced its intention to freeze average rates for residential, small business and agricultural customers through 1996, and announced a five-year goal to reduce system average rates by 25% (from
10.7 cents per kilowatt-hour to below 10 cents per kilowatt-hour), after
<page 13>
adjusting for inflation. In February 1996, the CPUC approved a system-wide rate reduction which will drop the average price per kilowatt-hour from 10.7 cents to 10.1 cents.

Revenue from diversified operations increased 65% and 84%, respectively, for the three- and six-month periods ended June 30, 1996, compared with the same periods in 1995. The changes are due to an increase in EME's electric revenue from its First Hydro and Iberian Hy-Power projects.
First Hydro is an independent power company whose principal assets consist of two pumped-storage electric power stations with a combined capacity of 2,088 megawatts; it was acquired in December 1995. In January 1996, EME increased its ownership from 34% to 100% in Iberian Hy-Power, which consists of 18 hydroelectric plants located throughout Spain. There was no comparable revenue from these projects included in 1995.

Operating Expenses

Fuel expense increased 17% during the second quarter of 1996, compared to the same period in 1995, primarily due to increased fuel expense at EME related to its First Hydro project. In addition, there was a slight increase at SCE related to higher gas prices. Although the year-to-date fuel expense remained virtually unchanged, it did reflect a $27 million decrease at SCE related to decreased power generation as the result of increased power purchases on the open market, offset by a $28 million increase at EME related to its First Hydro project. There was no comparable fuel expense for First Hydro included in 1995.

Purchased-power expense increased 2% and 5%, respectively, for the three- and six-month periods ended June 30, 1996, compared to the same periods last year. SCE makes federally required power purchases from nonutility generators based on contracts with CPUC-mandated pricing. Energy prices under these contracts are generally higher than other energy sources.

Provisions for regulatory adjustment clauses decreased substantially for the three and six months ended June 30, 1996, compared to the year-earlier periods. The decrease is mainly due to the energy-cost-balancing-account related refund as discussed above, as well as undercollections related to the accelerated recovery of SCE's remaining investment in San Onofre Nuclear Generating Station Units 2 and 3 (see discussion in Regulatory Matters).

Before special charges for workforce management costs, other operating expenses increased due to increased administrative and operating expenses at EME's First Hydro and Iberian Hy-power projects, partially offset by ongoing cost reduction efforts at SCE.

Maintenance expense decreased 20% and 17%, respectively, for the three- and six-month periods ended June 30, 1996, compared with the year-earlier periods, due to higher expenses in the first half of 1995 from a scheduled refueling and maintenance outage at San Onofre Unit 2.

Depreciation and decommissioning expense increased 18% and 14%, respectively, for the three- and six-month periods ended June 30, 1996, compared to the year-earlier periods. The increase is primarily due to the accelerated recovery of SCE's San Onofre Unit 2 and 3 investments which began April 14, 1996, as part of an agreement with the CPUC (see discussion in Regulatory Matters) and increases at EME related to its First Hydro and Iberian Hy-Power projects. There was no comparable depreciation expense from the EME projects included in 1995.

Income taxes increased for the three and six months ended June 30, 1996, compared to 1995, mainly due to an increase in the deferred tax provision related to the agreement to accelerate recovery of San Onofre Units 2 and 3 at SCE and increased earnings at EME from its First Hydro project. Earnings from First Hydro are subject to a higher effective tax rate than the federal statutory rate.
<page 14>
Other Income and Deductions

The provision for rate phase-in plan reflects a CPUC-authorized, 10-year rate phase-in plan, which deferred the collection of revenue during the first four years of operation for the Palo Verde Nuclear Generating Station. The deferred revenue (including interest) is being collected evenly over the final six years of each unit's plan. The plan ended in February 1996 for Unit 1, and will end in September 1996 and January 1998, respectively, for Units 2 and 3. The provision is a non-cash offset to the collection of deferred revenue.

Interest income decreased 18% during the quarter ended June 30, 1996, compared to the same period in 1995, due to lower interest rates.

Minority interest increased 24% and 21%, respectively, for both periods ended June 30, 1996, compared to the same periods in 1995, primarily from higher project income at EME's Loy Yang B project.

Other nonoperating income decreased substantially. The quarterly and year-to-date decrease is due to additional accruals at SCE for regulatory matters in the second quarter of 1996, partially offset by EME's gain from the sale of its geothermal facilities.

Interest and Other Expenses

Interest on long-term debt increased 13% and 15%, respectively, for the three- and six-month periods ended June 30, 1996, reflecting EME's increased ownership in Iberian Hy-Power and newly acquired First Hydro project.

Other interest expense decreased slightly due to lower interest rates.

Capitalized interest increased 22% for both periods ended June 30, 1996, compared to the year-earlier periods, primarily due to an increase in construction activity at EME's Brooklyn Navy Yard and Paiton projects.

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

In January 1995, Edison International authorized the repurchase of up to $150 million (increased to $300 million on April 18, 1996) of its common stock. Edison International has repurchased 10,876,223 shares ($177 million) through August 2, 1996, funded by dividends from its subsidiaries.

For the six months ended June 30, 1996, Edison International's cash flow coverage of dividends increased to 5.4 times from 4.4 times for the same period in 1995. Edison International's dividend payout ratio for the twelve-month period ended June 30, 1996, was 59%.

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $1.2 billion for the six-month period ended June 30, 1996, compared with $979 million in 1995. Cash from operations exceeded capital requirements for all periods presented.

Cash Flows from Financing Activities

At June 30, 1996, Edison International and its subsidiaries had $1.7 billion of borrowing capacity available under lines of credit totaling $2.0 billion. SCE had available lines of credit of $1.1 billion, with $600 million for short-term debt and $500 million for the long-term refinancing of its variable-rate pollution-control bonds. The parent company had a $350 million, one-year term, line of credit with $85 million of borrowing capacity available. The nonutility companies had lines of credit of $610 million, with $535 million of borrowing capacity available to finance general cash requirements. Edison International's unsecured lines of credit are at negotiated or bank index rates with various expiration dates; the majority have five-year terms.

SCE's short-term debt is used to finance fuel inventories, balancing account undercollections and general cash requirements. EME uses short-term debt and available credit lines mainly for construction projects until long-term construction or project loans are secured. Long-term debt is used mainly to finance capital expenditures. SCE's external financings are influenced by market conditions and other factors, including limitations imposed by its articles of incorporation and trust indenture. As of June 30, 1996, SCE could issue approximately $7.2 billion of additional first and refunding mortgage bonds and $4.0 billion of preferred stock at current interest and dividend rates.

EME owns, through a wholly owned subsidiary, 50% of the Brooklyn Navy Yard project. However, EME is initially funding all of the required equity and debt ($485 million) for the project; about $386 million had been spent through June 30, 1996. In December 1995, EME provided a guarantee as a condition of obtaining a $254 million tax-exempt financing for the project. Consolidated Edison of New York, which has contracted to buy most of the project's power, raised concerns regarding the timing of certain performance milestones and whether the plant's configuration and related performance comply with the terms of the contracts. EME and its project partner are attempting to resolve these issues in a manner satisfactory to the project and Consolidated Edison. In addition, EME, its project partner and Consolidated Edison are continuing to evaluate various options with respect to the ongoing development of the project. EME believes that its anticipated returns on the project will be substantially less than it had originally estimated. EME has been advised that the contractor intends to assert general monetary claims, under the Construction Turnkey Agreement against, Brooklyn Navy Yard. None of such claims is expected to have a material adverse effect on EME.

At June 30, 1996, EME had firm commitments to make equity and other contributions to its projects and contingent obligations to make additional contributions to its projects in the amount of $431 million and $457 million, respectively. Included in the contingent obligations are EME's guarantees related to the Brooklyn Navy Yard project, discussed above. The majority of the remaining amounts are for the expected four-year construction period of the Paiton project and the ISAB S.p.A. project discussed below.

In April 1996, EME and its partner ISAB S.p.A., completed a 1.9 trillion Italian lira ($1.2 billion) financing for a 512 MW power project located
in Italy.   In connection with the financing, EME has guaranteed equity contributions and subordinated debt totaling 244 billion Italian lira ($159 million).

EME may incur additional obligations to make equity and other contributions to projects in the future. EME believes it will have sufficient liquidity to meet these equity requirements from cash provided by operating activities, proceeds from the repayment of loans to energy projects, funds available from EME's revolving line of credit and additional corporate borrowings.

California law prohibits SCE from incurring or guaranteeing debt for its nonutility affiliates. Additionally, the CPUC regulates SCE's capital structure, limiting the dividends it may pay Edison International. At June 30, 1996, SCE had the capacity to pay $480 million in additional dividends and continue to maintain its authorized capital structure. These restrictions are not expected to affect Edison International's ability to meet its cash obligations.

Cash Flows from Investing Activities

The primary uses of cash for investing activities are additions to property and plant, the nonutilities' investments in partnerships and unconsolidated subsidiaries, and funding of nuclear decommissioning trusts. Decommissioning costs are accrued and recovered in rates over the term of each nuclear generating facility's operating license through charges to depreciation expense. SCE estimates that it will spend approximately $12.7 billion to decommission its nuclear facilities, between 2013-2070. This estimate is based on SCE's current-dollar decommissioning costs ($2.0 billion), escalated using a 6.65% rate and an earnings assumption on trust funds ranging from 5.5% to 5.75%. These amounts are expected to be funded from independent decommissioning trusts which receive SCE contributions of approximately $100 million per year (until decommissioning begins).

Cash used for the nonutility subsidiaries' investing activities was $175 million for the six-month period ended June 30, 1996, compared to $324 million for the same period in 1995.

Edison International's risk management policy allows the use of derivative
financial instruments to mitigate risk.   Changes in interest rates,
electricity pool pricing and fluctuations in foreign currency exchange
rates can have a significant impact on EME's results of operations.   EME
has attempted to mitigate the risk of interest rate fluctuations by arranging for fixed rate or variable rate financing with interest rate swaps or other hedging mechanisms for the majority of its corporate and project financings. As a result of interest rate hedging mechanisms, interest expense increased $4 million for the six months ended June 30, 1996, and $3 million for the six months ended June 30, 1995. The maturity dates of several of EME's interest rate swap agreements do not correspond to the term of the underlying debt. EME does not believe that interest rate fluctuations will have a material adverse effect on financial position or results of operations.

Projects in the United Kingdom (U.K.) sell their energy and capacity production through a centralized electricity pool, which establishes a half-hourly clearing price for electrical energy and capacity. The pool price is extremely volatile, and can vary by a factor of ten or more over the course of a few hours due to large differentials in demand according to the time of day. First Hydro mitigates a portion of the market risk of the pool by entering into contracts for differences (electricity rate swap agreements), where payments are made when pool selling prices rise above the price specified in the contracts. These contracts act as a means of stabilizing production revenue by removing an element of net exposure to pool price volatility. First Hydro's electric revenue was decreased by $2 million for the six months ended June 30, 1996, as a result of electricity rate swap agreements.

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

Projected Capital Requirements

Edison International's projected capital requirements for the next five years are: 1996--$909 million; 1997--$846 million; 1998--$810 million;
1999--$767 million; and 2000--$776 million.

Long-term debt maturities and sinking fund requirements for the five twelve-month periods following June 30, 1996, are: 1997--$245 million; 1998--$690 million; 1999--$519 million; 2000--$439 million; and 2001--
$521 million.

REGULATORY MATTERS

SCE's 1996 CPUC-authorized revenue decreased $575 million, or 7.5%, including a one-time bill credit of $237 million, (which had no impact on operating income) and was related to lower fuel costs than originally estimated. The remaining $338 million revenue reduction is primarily for a $242 million decrease in fuel costs, a $53 million decrease for lower costs of debt and equity (discussed below), a $24 million decrease for lower nuclear refueling costs and a $9 million decrease related to the 1995 general rate case (discussed below).

On January 10, 1996, the CPUC issued its decision on SCE's 1995 general rate case. The decision affirmed the CPUC's interim order to reduce 1995 operating revenue by $67 million, but decreased 1996 operating revenue by an additional $9 million, which includes a decrease of $44 million for operating and maintenance expenses. The decision also authorized recovery of SCE's remaining investment (approximately $2.7 billion) in San Onofre Units 2 and 3 at a reduced rate of return over an eight-year period. In April 1996, SCE began accelerating the recovery of its remaining investment of $2.6 billion. The accelerated recovery will continue through December 2003, earning a 7.35% fixed rate of return (compared to the current 9.55%). Future operating costs and incremental capital expenditures at San Onofre are subject to an incentive pricing plan, through which SCE receives about 4 cents per kilowatt-hour. Any differences from the incentive price will flow through to shareholders. Beginning in 2004, after SCE's investment is fully recovered, SCE would be required to share equally with ratepayers the benefits received from operation of the units.

The CPUC's 1996 cost-of-capital decision authorized an increase to SCE's equity ratio from 47.75% to 48% and authorized SCE an 11.6% return on common equity, compared to 12.1% for 1995. This decision, excluding the effects of other rate actions, would reduce 1996 earnings by approximately 4 cents per share.

A 1994 CPUC decision stated that SCE was liable for expenditures related to a 1985 accident at the Mohave Generating Station. The CPUC ordered a second phase of this proceeding to quantify the disallowance. In December 1995, SCE and the CPUC's Division of Ratepayer Advocates (DRA) filed a settlement agreement. On July 17, 1996, the CPUC approved a settlement which will result in a $39 million (including interest) refund to SCE's customers beginning in August 1996. This refund has been fully reflected in the financial statements.

In May 1994, SCE filed its testimony in the non-Qualifying Facilities phase of the 1994 Energy Cost Adjustment Clause proceeding. In May 1995, the DRA filed its report on the reasonableness of SCE's gas supply costs for both the 1993 and 1994 record periods. The report recommends a disallowance of $13.3 million for excessive costs incurred from November 1993 through March 1994 associated with SCE's Canadian gas purchase and supply contracts. The report requests that the CPUC defer finding SCE's Canadian supply and transportation agreements reasonable for the duration of their terms and that the costs under these contracts be reviewed on a yearly basis. SCE and the DRA have filed several rounds of testimony on this issue. Hearings are scheduled for late 1996.
<page 18>
In February 1996, SCE filed a proposal with the CPUC requesting a new rate mechanism for its 15.8% share of the three units at Palo Verde. The filing was made in compliance with the CPUC's December 20, 1995, restructuring decision that directed SCE to file a rate-making proposal similar to the ratemaking approved for San Onofre in the 1995 general rate case. The proposed rate mechanism would allow SCE to accelerate the recovery of its share of Palo Verde's sunk cost (forecast to be $1.2 billion as of December 31, 1996) over a seven-year period, beginning
January 1, 1997, and ending in 2003.   During the seven-year period, SCE's
return on rate base for Palo Verde's sunk cost would be reduced to 7.35% from the current 9.55%, and SCE would have the opportunity to recover the incremental costs of continued operation of Palo Verde at approximately
3.4 cents per kilowatt-hour, provided the Palo Verde units operate at an average capacity factor of 77%. Hearings are scheduled to begin in August with a decision expected by year-end 1996.

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

o Creation of an independent system operator (ISO) to have operational control of the utilities' transmission facilities and, therefore, to control the scheduling and dispatch of all electricity on the state's power grid.

o Availability of customer choice through time-of-use rates, direct customer access to generation providers with transmission arrangements through the system operator, and customer-arranged "contracts for differences" to manage price fluctuations from the power exchange.

o Recovery of costs to transition to a competitive market (utility investments and obligations incurred to serve customers under the existing framework) through a non-bypassable charge, applied to all customers, called the competition transition charge (CTC).

o CPUC-established incentives to encourage voluntary divestiture (through spin-off or sale to an unaffiliated entity) of at least 50% of utilities' gas-fueled generation to address market power issues.

o Performance-based ratemaking (PBR) for those utility services not subject to competition.

SCE originally filed for a PBR mechanism in 1993, requesting a revenue-indexing formula to combine operating expenses and capital-related costs into a single index to determine most of its revenue (excluding fuel) from 1996-2000. The filing was subsequently divided between transmission and distribution, and power generation. Hearings concluded on the transmission and distribution phase in December 1994. The CPUC's restructuring decision requested comments addressing whether SCE's
<page 19>
transmission and distribution PBR proposal should be amended or reviewed as filed. In January 1996, SCE requested the CPUC approve its transmission and distribution PBR as filed. On July 3, 1996, a CPUC administrative law judge (ALJ) issued a proposed decision denying SCE's application. The ALJ concluded that PBR for SCE's transmission and distribution systems would be in effect for too short a period to provide meaningful benefits to SCE's shareholders or ratepayers (assuming the transfer of transmission to an ISO under FERC jurisdiction on January 1,
1998) and that SCE should revise its PBR proposal to address only distribution following the FERC's order to split transmission and distribution services. On July 23, 1996, SCE filed comments rejecting the
ALJ's proposal.  A final CPUC decision is expected by year-end 1996.   On
July 15, 1996, SCE filed a PBR proposal for its hydroelectric plants and the proposed structure for performance-based local reliability contracts for fossil-fueled plants. If approved, the hydro PBR would be in effect for three years and the local reliability contracts, which are subject to FERC approval, would be in effect for up to three years, both beginning January 1, 1998. A final CPUC decision on hydro PBR is expected by year-end 1997.

On March 19, 1996, SCE filed a plan outlining how it would propose to divest 50% of its gas-fueled generation. SCE's plan is contingent on assurances about transition cost recovery and the resolution of key issues related to: worker protection measures being in place for utility employees who could suffer hardship as a result of divestiture; utilities being permitted full recovery of the transition costs incurred during the divestiture process; appropriate rate-making measures to cover the contingency if the completion of the divestiture plan or commencement of the power exchange is delayed; and prudently incurred costs associated with fuel supply, transportation and storage contracts not being stranded by the divestiture.

On April 29, 1996, SCE, Pacific Gas & Electric Company and San Diego Gas
& Electric Company filed a proposal with the FERC regarding the creation of the independent power exchange and the ISO. On July 9, 1996, the three utilities jointly filed an application with the CPUC requesting approval to establish a restructuring trust which would obtain loans up to $250 million for the development of the ISO and power exchange through January 1, 1998. The loans would be backed by utility guarantees and SCE's share would be 45%. Once the ISO and power exchange are formed, they will repay the trust's loans and recover funds from future ISO and power exchange customers.

On July 15, 1996, SCE filed a proposal with the CPUC related to separating the costs associated with generation, transmission, distribution, public goods programs and the CTC. The filing is in response to CPUC and FERC directives that electric services, such as transmission and distribution, be functionally separate and available to all customers on a nondiscriminatory basis without cost-shifting among customers.

SCE estimates its potential transition costs through 2025 to be approximately $8.3 billion to $9.1 billion (1996 net present value), based on incurred costs, and forecasts of future costs and assumed market prices. However, changes in the assumed market price could require material revisions to such estimates. The potential transition costs are comprised of: $5.1 billion from SCE's qualifying facility contracts, which are the direct result of legislative and regulatory mandates; and $3.2 billion to $4.0 billion from costs pertaining to certain generating plants and regulatory commitments consisting of costs incurred (whose recovery has been deferred by the CPUC) to provide service to customers. Such commitments include the recovery of income tax benefits previously flowed-through to customers, postretirement benefit transition costs, accelerated recovery of San Onofre, nuclear decommissioning and certain other costs. The undepreciated book value of a utility's generation plant will be calculated on the amount in rate base as of the decision date. Further, adverse financial consequences could result if an ambiguity in the CPUC's restructuring decision is not eliminated. The ambiguity relates to the
<page 20>
recovery of capital expenditures made for SCE's fossil generation units in 1996 and beyond in the calculation of the CTC. SCE believes that recovery of such capital expenditures is consistent with the intent of the restructuring decision and filed a petition on March 25, 1996, to clarify the decision. If these efforts at clarification are unsuccessful, then SCE estimates the negative effect on 1996 earnings to be approximately $50 million (pre-tax), based on SCE's 1996 capital budget for its fossil generation units.

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

If revisions are made to the CPUC's restructuring decision that result in SCE no longer meeting the criteria to apply regulatory accounting standards to its generation operations, SCE may be required to write off
its recorded generation-related regulatory assets.   At June 30, 1996,
these amounts totaled $1.3 billion primarily for the recovery of income tax benefits previously flowed-through to customers, the Palo Verde phase-in plan and unamortized loss on reacquired debt. Although depreciation-related differences could result from applying a regulatory prescribed depreciation method (straight-line, remaining-life method) rather than a method that would have been applied absent the regulatory process, SCE believes that the depreciable lives of its generation-related assets would not vary significantly from that of an unregulated enterprise, as the CPUC bases depreciable lives on periodic studies that reflect the physical useful lives of the assets. SCE also believes that any depreciation-related differences would be recovered through the CTC.

Additionally, if revisions are made to the CPUC's restructuring decision that result in all or a portion of the CTC being improbable of recovery, SCE could have additional write-offs associated with these costs if they are not recovered through another regulatory mechanism. At this time, SCE cannot predict when, or if, a consensus on restructuring will be reached, what revisions will ultimately be made in the CPUC's restructuring plan in subsequent proceedings or implementation phases, or the effect, after the transition period, that competition will have on its results of operations or financial position.

FERC Stranded Cost/Open Access Transmission Decision

On April 24, 1996, the FERC issued its decision on stranded cost recovery and open access transmission, which it had been considering since March 1995. The decision, which became effective in July 1996, requires all electric utilities subject to the FERC's jurisdiction to file transmission tariffs which provide competitors with increased access to transmission facilities for wholesale transactions and also establishes information requirements for the transmission utility. The decision also provides utilities with the recovery of stranded costs, which are prior-service costs incurred under the current regulatory framework. In addition to providing recovery of stranded costs associated with existing wholesale customers, the FERC directed that it would have primary jurisdiction over the recovery of stranded costs associated with retail-turned-wholesale customers, such as the formation of a new municipal electric system. Retail stranded costs resulting from a state-authorized retail direct-access program are the responsibility of the states and the FERC would only address recovery of these costs if the state has no authority to do
<page 21>
so. In compliance with the April 1996 FERC decision, SCE filed a revised open access tariff with the FERC on July 9, 1996. The tariff became effective as of its filing date.

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

Edison International's recorded estimated minimum liability to remediate its 61 identified sites (58 at SCE and 3 at EME) was $114 million at June 30, 1996. One of SCE's sites, a former pole-treating facility, is considered a federal Superfund site and represents 71% of Edison International's recorded liability. The ultimate costs to clean up Edison International's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process. Edison International believes that due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $215 million. The upper limit of this range of costs was estimated using assumptions least favorable to Edison International among a range of reasonably possible outcomes.

The CPUC allows SCE to recover environmental-cleanup costs at 24 of its sites, representing $95 million of Edison International's recorded liability, through an incentive mechanism. Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund this remaining 10%, with the opportunity to recover these costs from insurance carriers and other third parties. SCE has settled insurance claims with most of its carriers, and is continuing to pursue additional recovery. Costs incurred at SCE's remaining 34 sites are expected to be recovered through customer rates. SCE has recorded a regulatory asset of $104 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

Edison International's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that Edison International may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites.

Edison International expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $4 million to $8 million.

In 1994, SCE utilized an estimating technique to quantify its potential liability for environmental cleanup in an effort to obtain a reasonably possible objective and reliable estimate of environmental cleanup. During 1995, EME completed a similar review of some of its sites where known contamination and potential liability exist, and does not believe that a material liability exists as of June 30, 1996.

Based on currently available information, Edison International believes it is not likely that it will incur amounts in excess of the upper limit of the estimated range and, based upon the CPUC's regulatory treatment of environmental-cleanup costs, Edison International believes that costs
<page 22>
ultimately recorded will not have a material adverse effect on its results of operations or financial position. There can be no assurance, however, that future developments, including additional information about existing sites or the identification of new sites, will not require material revisions to such estimates.

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

Edison International's projected capital expenditures to protect the environment are $653 million for the 1996-2000 period, mainly for aesthetics treatment, including undergrounding certain transmission and distribution lines.

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

PALO VERDE STEAM TUBE RUPTURE

In 1993, a steam generator tube ruptured at Palo Verde Unit 2; additional cracking was found in other tubes. Arizona Public Service Company (APS), the operating agent for Palo Verde, has taken, and will continue to take, remedial actions that it believes have slowed the rate of steam generator tube degradation in all three units. APS believes that the steam generators in only one of the units will have to be replaced within five to ten years. Based on APS' 100% share estimate, SCE estimates its share of the costs to be between $22 million and $24 million, plus replacement power costs which are subject to CPUC reasonableness review. SCE is evaluating APS' analyses, conducting its own review, and has not yet decided whether it supports replacement of the steam generators.

WORKFORCE REDUCTIONS

During second quarter 1996, SCE recorded a one-time charge against earnings of $54 million for workforce management costs, as it expects to reduce its nonrepresented workforce by approximately 3,100 employees by year-end 1996. These workforce reductions are related to a voluntary retirement offer for nonrepresented employees and outsourcing certain operations. SCE has reached tentative agreement, subject to ratification votes, on a similar voluntary retirement program for represented employees which could increase the total charge against earnings to approximately $70 million by year-end. Any additional amounts charged to earnings will depend on the number of represented employees who accept the offer.

Proposed New Accounting Standard

The Financial Accounting Standards Board (FASB) has issued an exposure draft, which would establish accounting standards for the recognition and measurement of closure and removal obligations. The exposure draft would require the estimated present value of an obligation to be recorded as a liability, along with a corresponding increase in the plant or regulatory asset accounts when the obligation is incurred. If the exposure draft is approved in its present form, it would affect SCE's accounting practices for decommissioning of its nuclear power plants, obligations for coal mine reclamation costs, and any other activities related to the closure or removal of long-lived assets. SCE does not expect that the accounting changes proposed in the exposure draft would have an adverse effect on its results of operations due to its current and expected future ability to recover these costs through customer rates. The nonutility subsidiaries are currently reviewing what impact the exposure draft may have on its financial position or results of operations.

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

Qualifying Facilities ("QF") Litigation

On May 20, 1993, four geothermal QFs filed a lawsuit against Southern California Edison Company ("SCE") in Los Angeles County Superior Court, claiming that SCE underpaid, and continues to underpay, the plaintiffs for energy. SCE denied the allegations in its response to the complaint. The action was brought on behalf of Vulcan/BN Geothermal Power Company, Elmore L.P., Del Ranch L.P., and Leathers L.P., each of which was partially owned by a subsidiary of Edison Mission Energy ("EME") (a subsidiary of Edison International) until April of this year when EME sold its interests in the projects to its nationwide partner. In October 1994, plaintiffs submitted an amended complaint to the court to add causes of action for unfair competition and restraint of trade. In July 1995, after several motions to strike had been heard by the court, the plaintiffs served a fourth amended complaint, which omitted the previous claims based on alleged restraint of trade. The plaintiffs alleged that the past underpayments totaled at least $21,000,000. In other court filings, plaintiffs have contended that the total amount of additional contract payments owing from the beginning of the alleged underpayments through the end of the contract term could total approximately $60,000,000. In addition to seeking compensatory damages and declaratory relief, the fourth amended complaint also seeks unspecified punitive damages and an injunction to enjoin SCE from "future" unfair competition. After a number of continuances, the matter was set for trial on June 18, 1996. On May 1, 1996, the parties entered into an agreement providing for a settlement of all claims in dispute. Pursuant to the agreement, the specific terms of which are confidential, SCE has paid a settlement amount jointly to the plaintiffs and the parties have resolved all claims prior to January 1, 1996. SCE intends to seek recovery of this payment in its annual Energy Cost Adjustment Clause ("ECAC") filing. SCE has also agreed, subject to California Public Utilities Commission ("CPUC") approval, to increase payments to plaintiffs for specified levels of energy deliveries for the period after December 31, 1995. Plaintiffs have retained the right to continue the lawsuit as to the period after December 31, 1995, in the event CPUC approval of the increased payments is not obtained.

Between January 1994 and October 1994, SCE was named as a defendant in a series of eight lawsuits brought by independent power producers of wind generation. Seven of the lawsuits were filed in Los Angeles County Superior Court and one was filed in Kern County Superior Court. The lawsuits allege SCE incorrectly interpreted contracts with the plaintiffs by limiting fixed energy payments to a single 10-year period rather than beginning a new 10-year period of fixed energy payments for each stage of development. In its responses to the complaints, SCE denied the plaintiffs' allegations. In each of the lawsuits, the plaintiffs seek declaratory relief regarding the proper interpretation of the contracts. Plaintiffs allege a combined total of approximately $189,000,000 in damages, which includes consequential damages claimed in seven of the eight lawsuits. On March 1, 1995, the court in the lead Los Angeles County Superior Court case granted the plaintiffs' motion seeking summary adjudication that the contract language in question is not reasonably susceptible to SCE's position that there is only a single, 10-year period of fixed payments. In March 1995, a ninth lawsuit was filed in the Los Angeles County Superior Court raising claims similar to those alleged in the first seven cases in that court. SCE has responded to the complaint in the new lawsuit by denying its material allegations. On April 5, 1995, SCE filed a petition for writ of mandate, prohibition or other appropriate relief, requesting that the Court of Appeal issue a writ directing the Los Angeles Superior Court to vacate its March 1 order granting summary adjudication. In a decision filed August 9, 1995, the Court of Appeal issued a writ directing that the order be overturned, and a new order be entered denying the motion. A pending summary adjudication motion in the

Kern County case has been withdrawn in light of the Court of Appeal decision. Furthermore, pursuant to stipulation of the parties, the Kern County case was ordered on April 3, 1996, to be coordinated with the Los Angeles cases so that it too will be tried in Los Angeles. As a result of the coordination, the April 22, 1996 trial date for the Kern County case was stricken. On February 6, 1996, plaintiffs in one of the actions filed their first amended and supplemental complaint. On March 6, 1996, SCE filed its new answer, denying the material allegations of the first amended and supplemental complaint. On April 16, 1996, SCE filed a motion for summary adjudication of certain of the causes of action in this complaint. After hearing, the motion was denied without prejudice. Plaintiffs' motion to consolidate all eight Los Angeles cases for jury trial was denied without prejudice on March 25, 1996. However, SCE and all of the plaintiffs, with the exception of Flowind Corporation, subsequently entered into a court-approved stipulation whereby the cases involving the stipulating plaintiffs have been consolidated for trial commencing on January 27, 1997 in return for these plaintiffs' waiver of a jury trial. No trial date has been established for Flowing Corporation's claims. The materiality of final judgments in favor of the plaintiffs in these cases would be largely dependent on the extent to which any damages or additional payments which might result from such judgments would be recoverable through SCE's ECAC.

This matter was previously reported under the heading "QF Litigation" in
Part I, Item 3 of SCE's Annual Report on Form 10-K for the year ended December 31, 1995, and the Quarterly Report on Form 10-Q for the period ended March 31, 1996.

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

Supplemental documentation prepared by the four named plaintiffs in the Second Case, two Employee-Plaintiffs and their respective spouses, indicates they allege compensatory damages of approximately $13,500,000 plus unspecified punitive damages. On April 18, 1995, Grubb & Ellis filed a cross-complaint against the other codefendants, requesting indemnification and declaratory relief concerning the rights and responsibilities of the parties. This case has been stayed pending appellate review of the trial judge's sanction order against the plaintiffs' attorneys. The Court of Appeals has set oral argument on this issue for January 21, 1997.

A third case was filed in Orange County Superior Court and served on SCE in March 1995. The plaintiff alleges, among other things, that he developed cancer as a result of EMF emitted from SCE facilities which he alleges were not constructed in accordance with CPUC standards. No specific damage amounts are alleged in the complaint but supplemental
<page 26>
documentation prepared by the plaintiff indicates that plaintiff will allege compensatory damages of approximately $5,500,000, plus unspecified punitive damages. No trial date has been set in this case.

These matters were previously reported under the heading "Environmental Litigation" in Part I, Item 3 of SCE's Annual Report on Form 10-K for the year ended December 31, 1995, and the Quarterly Report on Form 10-Q for the period ended March 31, 1996.

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

A SCE engineer employed at San Onofre died in 1991 from cancer of the abdomen. On February 6, 1995, his children sued SCE, SDG&E and Combustion Engineering in the United States District Court for the Southern District of California. The plaintiffs allege that the engineer's illness resulted from, and was aggravated by, exposure to radiation at San Onofre, including contact with radioactive fuel particles. Plant records show that the engineer's exposure to radiation was well below NRC safety levels. In the complaint, plaintiffs sought unspecified compensatory and punitive damages.

On April 3, 1995, the Court granted the defendants' motion to dismiss 14 of plaintiffs' 15 claims. Punitive damages are not available under the remaining claim. SCE's April 20, 1995, answer to the complaint denied all material allegations. On October 10, 1995, the Court ruled in favor of plaintiffs' request to include the Institute of Nuclear Power Operations (an organization dedicated to achieving excellence in nuclear power operations) as a defendant in the suit. On July 26, 1996, the court entered judgment in favor of SCE dismissing the remaining claim. Plaintiffs have indicated that they will appeal to the Ninth Circuit Court of Appeals. Trial of the case against the other defendants may be delayed pending this appeal decision and appeal decisions from other issues regarding the other parties. The impact on SCE, if any, from further proceedings in this case against the remaining defendants cannot be determined at this time.

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

On November 17, 1995, a SCE employee and his wife sued SCE in the U.S. District Court for the Southern District of California. Plaintiffs also named Combustion Engineering, the manufacturer of the fuel rods for the San Onofre plant. The employee worked for SCE at San Onofre from 1981 to 1990. Plaintiffs allege that the employee transported radioactive byproducts on his person, clothing and/or tools to his home where his wife was then exposed to radiation that caused her leukemia. Plaintiffs seek unspecified compensatory and punitive damages. SCE's December 19, 1995, partial answer to the complaint denied all material non-employment related allegations. SCE's motion to dismiss the claims of the employee was granted on March 19, 1996. A trial date will be set at the pretrial conference that is scheduled for December 2, 1996, relative to his wife's claims.

On November 28, 1995, a former contract worker at San Onofre, her husband, and her son, sued SCE in the U.S. District Court for the Southern District of California. Plaintiffs also named Combustion Engineering, the manufacturer of the fuel rods for the San Onofre plant. Plaintiffs allege that the former contract worker transported radioactive byproducts on her person and clothing to her home where her son was then exposed to radiation that caused his leukemia. Plaintiffs seek unspecified compensatory and punitive damages. SCE's January 2, 1996, answer to the complaint denied all material allegations.

On February 20, 1996, an individual employed by various contractors intermittently at San Onofre from 1984 to 1993, and who was employed by SCE as a temporary security officer in 1994, sued SCE in Orange County municipal court for undiagnosed injuries he allegedly sustained as a result of radiation exposure at San Onofre. In the complaint, plaintiff seeks $25,000 in compensatory damages. This case was removed to the U.S. District for the Southern District of California. SCE's answer to the complaint, filed on July 2, 1996, denied all material allegations.

With the exception of the last of the above-mentioned matters, these matters were previously reported under the heading "San Onofre Personal Injury Litigation" in Part I, Item 3 of SCE's Annual Report on Form 10-K for the year ended December 31, 1995, and the Quarterly Report on Form 10-Q for the period ended March 31, 1996.

Employment Discrimination Litigation

On September 21, 1994, nine African-American employees filed a lawsuit against Edison International and SCE on behalf of an alleged class of African-American employees, alleging racial discrimination in job advancement, pay, training and evaluation. The lawsuit was filed in the United States District Court for the Central District of California. The plaintiffs seek injunctive relief, as well as an unspecified amount of compensatory and punitive damages, attorneys' fees, costs and interest. Edison International and SCE have responded by denying the material allegations of the complaint and asserting several affirmative defenses. On May 2, 1996, SCE and the Equal Employment Opportunity Commission ("EEOC") stipulated to the EEOC's intervention in the action.
<page 28>
Subsequently, on May 9, 1996, the Court entered an order allowing the EEOC to intervene.

Following extensive negotiations, the parties, including the EEOC entered into a settlement agreement in the form of a proposed consent decree. On May 13, 1996, the Court preliminarily approved the proposed consent decree, and a hearing on final approval of the decree was scheduled for July 22, 1996. At the July 22 hearing on final approval, the Court raised concerns about some elements of the proposed consent decree. Because of the Court's concerns, the parties negotiated revisions to the consent decree and submitted a revised consent decree to the Court. The Court granted preliminary approval to the revised decree on August 5, 1996 and set a hearing to determine final approval for September 24, 1996.

The consent decree now before the Court calls for the certification of a class of all African-American employees of SCE from January 1, 1989 to May 13, 1996, for purposes of monetary relief, and from January 1, 1989 to the expiration of the decree for purposes of injunctive relief. Under the proposed decree, SCE would be required to pay $11,250,000 to a settlement fund for the class within fourteen days of final approval. After prescribed review, individual class members with adequately supported claims of discrimination or racial harassment would be paid from the fund as specified in the consent decree. The consent decree also would require SCE to implement or revise certain provisions regarding career development and equal employment opportunity/diversity training, and human resources processes.

This matter was previously reported under the heading "Employment
Discrimination Litigation" in Part I, Item 3 of SCE's Annual Report on Form 10-K for the year ended December 31, 1995, and the Quarterly Report on Form 10-Q for the period ended March 31, 1996.

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

August 13, 1996