Form 10-Q
period 1996-09-30
EDISON INTERNATIONAL
filed 1996-11-13
CIK 827052

PAGE

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended              September 30, 1996
                                ---------------------------------------

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
Yes  X   No
   -----    -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


          Class                          Outstanding at November 7, 1996
--------------------------               -------------------------------
Common Stock, no par value                         433,229,328
paeg

                                   EDISON INTERNATIONAL

                                           INDEX


                                                                   Page
                                                                    No.
                                                                   ----
Part I.  Financial Information:

   Item 1.  Consolidated Financial Statements:

       Consolidated Statements of Income--Three and
           Nine Months Ended September 30, 1996, and 1995             2

       Consolidated Balance Sheets--September 30, 1996,
           and December 31, 1995                                      3

       Consolidated Statements of Cash Flows--Nine Months
           Ended September 30, 1996, and 1995                         5

       Notes to Consolidated Financial Statements                     6

   Item 2.  Management's Discussion and Analysis of Results
                of Operations and Financial Condition                13

Part II.  Other Information:

   Item 1.  Legal Proceedings                                        26

   Item 6.  Exhibits and Reports on Form 8-K                         32

EDISON INTERNATIONAL

PART I--FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
In thousands, except per-share amounts

                                                 3 Months Ended               9 Months Ended
                                                  September 30,                September 30,
                                             -----------------------     ------------------------
                                                1996         1995           1996          1995
                                             ----------    ---------     ----------    ----------
                                                                  (Unaudited)

Electric utility revenue                    $2,346,161    $2,509,848    $5,717,283    $5,969,459
Diversified operations                         222,023       160,158       632,300       383,417
                                            ----------    ----------    ----------    ----------
Total operating revenue                      2,568,184     2,670,006     6,349,583     6,352,876
                                            ----------    ----------    ----------    ----------
Fuel                                           249,385       213,558       555,065       517,022
Purchased power                                938,588       917,547     2,026,762     1,954,370
Provisions for regulatory adjustment
  clauses -- net                               (66,531)      146,463      (170,214)      191,918
Other operating expenses                       333,300       350,719     1,082,843     1,015,516
Maintenance                                     67,461        86,488       219,185       269,212
Depreciation and decommissioning               302,276       253,720       865,938       750,271
Income taxes                                   228,356       202,602       467,555       419,150
Property and other taxes                        46,943        50,612       152,528       158,990
                                            ----------    ----------    ----------    ----------
Total operating expenses                     2,099,778     2,221,709     5,199,662     5,276,449
                                            ----------    ----------    ----------    ----------
Operating income                               468,406       448,297     1,149,921     1,076,427
                                            ----------    ----------    ----------    ----------
Provision for rate phase-in plan               (22,021)      (33,082)      (69,966)      (90,947)
Allowance for equity funds used
  during construction                            3,466         4,392        10,934        14,915
Interest income                                 14,216        16,625        42,315        46,695
Minority interest                              (12,812)      (11,284)      (40,681)      (34,378)
Other nonoperating income -- net               (12,172)       10,241        (2,125)       29,023
                                            ----------    ----------    ----------    ----------
Total other income (deductions) -- net         (29,323)      (13,108)      (59,523)      (34,692)
                                            ----------    ----------    ----------    ----------
Income before interest and other expenses      439,083       435,189     1,090,398     1,041,735
                                            ----------    ----------    ----------    ----------
Interest on long-term debt                     149,683       140,913       447,142       399,141
Other interest expense                          22,286        14,676        67,921        61,580
Allowance for borrowed funds used
  during construction                           (2,179)       (3,335)       (6,874)      (11,326)
Capitalized interest                           (19,407)      (16,012)      (53,055)      (43,581)
Dividends on subsidiary preferred
  securities                                    11,881        11,378        35,626        34,934
                                            ----------    ----------    ----------    ----------
Total interest and other expenses -- net       162,264       147,620       490,760       440,748
                                            ----------    ----------    ----------    ----------
Net income                                  $  276,819    $  287,569    $  599,638    $  600,987
                                            ==========    ==========    ==========    ==========
Weighted-average shares of common stock
  outstanding                                  436,476       445,855       440,135       446,755
Earnings per share                               $0.63         $0.65         $1.36         $1.35
Dividends declared per common share              $0.25         $0.25         $0.75         $0.75





The accompanying notes are an integral part of these financial statements.

EDISON INTERNATIONAL

CONSOLIDATED BALANCE SHEETS
In thousands

                                                          September 30,        December 31,
                                                              1996                 1995
                                                         -------------        -----------
                                                            (Unaudited)
ASSETS

Utility plant, at original cost                              $20,259,757          $19,850,179
Less -- accumulated provision for
  depreciation and decommissioning                             9,149,918            8,569,265
                                                             -----------          -----------
                                                              11,109,839           11,280,914
Construction work in progress                                    605,774              727,865
Nuclear fuel, at amortized cost                                  150,092              139,411
                                                             -----------          -----------
Total utility plant                                           11,865,705           12,148,190
                                                             -----------          -----------
Nonutility property -- less
  accumulated provision for
  depreciation of $177,873 and $133,670
  at respective dates                                          3,468,150            3,140,385
Nuclear decommissioning trusts                                 1,401,553            1,260,095
Investments in partnerships and
  unconsolidated subsidiaries                                  1,091,016            1,190,294
Investments in leveraged leases                                  582,196              574,091
Other investments                                                224,000               65,963
                                                             -----------          -----------
Total other property and investments                           6,766,915            6,230,828
                                                             -----------          -----------
Cash and equivalents                                           1,051,610              507,151
Receivables, including unbilled
  revenue, less allowances of
  $25,985 and $24,244 for uncollectible
  accounts at respective dates                                 1,232,334            1,054,954
Fuel inventory                                                    76,202              114,357
Materials and supplies, at average cost                          153,820              151,180
Accumulated deferred income taxes -- net                         458,411              476,725
Prepayments and other current assets                             150,619              126,184
                                                             -----------          -----------
Total current assets                                           3,122,996            2,430,551
                                                             -----------          -----------
Unamortized debt issuance and
  reacquisition expense                                          354,684              350,563
Rate phase-in plan                                                65,912              129,714
Unamortized nuclear plant -- net                                      --               67,185
Income tax-related deferred charges                            1,730,821            1,723,605
Other deferred charges                                           966,805              865,599
                                                             -----------          -----------
Total deferred charges                                         3,118,222            3,136,666
                                                             -----------          -----------
Total assets                                                 $24,873,838          $23,946,235
                                                             ===========          ===========








The accompanying notes are an integral part of these financial statements.

EDISON INTERNATIONAL

CONSOLIDATED BALANCE SHEETS
In thousands, except share amounts

                                                           September 30,      December 31,
                                                               1996                1995
                                                         -------------        -----------
                                                             (Unaudited)

CAPITALIZATION AND LIABILITIES

Common shareholders' equity:
  Common stock (433,461,780 and 443,607,674
     shares outstanding at respective dates)                 $ 2,629,471          $ 2,678,578
  Retained earnings                                            3,864,841            3,699,572
                                                             -----------          -----------
                                                               6,494,312            6,378,150
Preferred securities of subsidiaries:
  Not subject to mandatory redemption                            283,755              283,755
  Subject to mandatory redemption                                425,000              425,000
Long-term debt                                                 7,131,011            7,195,197
                                                             -----------          -----------
Total capitalization                                          14,334,078           14,282,102
                                                             -----------          -----------
Other long-term liabilities                                      347,766              344,192
                                                             -----------          -----------
Current portion of long-term debt                                563,029               40,328
Short-term debt                                                  547,542              709,508
Accounts payable                                                 433,067              419,522
Accrued taxes                                                    982,523              557,095
Accrued interest                                                 126,065              101,370
Dividends payable                                                110,797              113,334
Regulatory balancing accounts -- net                             206,053              337,867
Deferred unbilled revenue and other
  current liabilities                                          1,160,156              973,529
                                                             -----------          -----------
Total current liabilities                                      4,129,232            3,252,553
                                                             -----------          -----------
Accumulated deferred income
  taxes -- net                                                 4,270,993            4,352,127
Accumulated deferred investment
  tax credits                                                    377,827              405,112
Customer advances and other
  deferred credits                                               713,037              680,210
                                                             -----------          -----------
Total deferred credits                                         5,361,857            5,437,449
                                                             -----------          -----------
Minority interest                                                700,905              629,939
                                                             -----------          -----------
Commitments and contingencies
  (Notes 1 and 2)


Total capitalization and liabilities                         $24,873,838          $23,946,235
                                                             ===========          ===========








The accompanying notes are an integral part of these financial statements.

EDISON INTERNATIONAL

CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands

                                                                      9 Months Ended
                                                                       September 30,
                                                             -----------------------
                                                                 1996              1995
                                                             ------------      -------------
                                                                        (Unaudited)
Cash flows from operating activities:
Net income                                                     $  599,638        $ 600,987
Adjustments for non-cash items:
  Depreciation and decommissioning                                865,938          750,271
  Amortization                                                     81,748           47,347
  Rate phase-in plan                                               63,802           81,800
  Deferred income taxes and investment tax
    credits                                                      (103,136)        (161,904)
  Equity in income from partnerships and
    unconsolidated subsidiaries                                  (131,293)        (113,770)
  Other long-term liabilities                                       3,574           33,966
  Other -- net                                                      5,470          (33,772)
Changes in working capital:
  Receivables                                                    (158,844)        (269,945)
  Regulatory balancing accounts                                  (131,814)         241,054
  Fuel inventory, materials and supplies                           35,515          (29,045)
  Prepayments and other current assets                            (24,435)         (37,183)
  Accrued interest and taxes                                      449,377          331,001
  Accounts payable and other current
    liabilities                                                   211,113          172,698
Distributions from partnerships and
  unconsolidated subsidiaries                                     108,025          118,033
                                                                ---------        ---------
Net cash provided by operating activities                       1,874,678        1,731,538
                                                                ---------        ---------
Cash flows from financing activities:
Long-term debt issued                                           1,285,274          836,335
Long-term debt repayments                                      (1,093,835)        (762,790)
Preferred securities issued                                            --           62,500
Preferred securities redemptions                                       --          (75,000)
Common stock issued                                                   745               --
Common stock repurchases                                         (166,287)         (39,850)
Nuclear fuel financing - net                                       20,510           42,775
Short-term debt financing -- net                                 (161,966)        (322,512)
Dividends paid                                                   (331,709)        (335,374)
                                                                ---------        ---------
Net cash used by financing activities                            (447,268)        (593,916)
                                                                ---------        ---------
Cash flows from investing activities:
Additions to property and plant                                  (607,253)        (719,964)
Funding of nuclear decommissioning trusts                        (110,241)        (111,897)
Investments in partnerships and
  unconsolidated subsidiaries                                    (209,808)        (310,523)
Unrealized gain on equity investments                              11,246            7,260
Other -- net                                                       33,105            8,064
                                                                ---------        ---------
Net cash used by investing activities                            (882,951)      (1,127,060)
                                                                ---------        ---------
Net increase in cash and equivalents                              544,459           10,562
Cash and equivalents, beginning of period                         507,151          533,957
                                                                ---------        ---------
Cash and equivalents, end of period                            $1,051,610        $ 544,519
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

Certain prior-period amounts were reclassified to conform to the September 30, 1996, financial statement presentation.

Note 1. Regulatory Matters

Performance-Based Ratemaking (PBR)

On September 20, 1996, the California Public Utilities Commission (CPUC) adopted a non-generation transmission and distribution (T&D) PBR mechanism for Southern California Edison Company (SCE) beginning on January 1, 1997. According to the CPUC decision, beginning in 1998, the transmission portion is to be separated from non-generation PBR and subject to ratemaking under the rules of the Federal Energy Regulatory Commission (FERC). The distribution-only PBR will extend through December 2001. Key elements of the non-generation PBR include: T&D rates indexed to inflation based on the Consumer Price Index; elimination of the kilowatt-hour sales adjustment; adjustments for cost changes that are not within SCE's control; a cost of capital trigger mechanism based on changes in a bond index; standards for service reliability and safety; and a net revenue-sharing mechanism that determines how customers and shareholders will share gains and losses from T&D operations. On July 15, 1996, SCE filed a PBR proposal for its hydroelectric plants and a proposed structure for performance-based local reliability contracts for certain fossil-fueled plants. If approved, the hydro PBR would be in effect for three years and the initial terms of the local reliability contracts, which are subject to FERC approval, would be in effect for up to three years, both beginning January 1, 1998. A final CPUC decision on hydro PBR is expected by year-end 1997.

Restructuring Legislation

On September 23, 1996, the State of California enacted legislation to provide a rapid, but orderly, transition to a competitive market structure. The legislation substantially adopts the CPUC's December 1995 restructuring decision (discussed below) by favorably addressing stranded-cost recovery for utilities, providing a certain cost recovery time period for the transition costs associated with utility-owned generation-related assets. Transition costs related to power purchase contracts would be recovered through the terms of their contracts while most of the remaining transition costs would be recovered through 2001. The legislation also includes provisions to finance a portion of the stranded costs that residential and small commercial customers would have paid between 1998 and 2001, allowing SCE to give a rate reduction of at least 10% to these customers, beginning January 1, 1998. The financing would occur with securities issued by the California Infrastructure and Economic Development Bank, or an entity approved by the Bank. The legislation includes a rate freeze for all other customers, including large commercial and industrial customers, as well as provisions for continued funding for energy conservation, low-income programs and renewable resources. Despite

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the rate freeze, SCE expects to be able to recover its revenue requirement based on cost-of-service regulation during the 1998-2001 period. In addition, the legislation mandates the implementation of a competition transition charge (CTC) that provides utilities the opportunity to recover costs made uneconomic by electric utility restructuring. Finally, the legislation contains provisions for the recovery (through 2006) of reasonable employee-related transition costs incurred and projected for retraining, severance, early retirement, outplacement and related expenses for utility workers.

CPUC Restructuring Decision

In December 1995, the CPUC issued its decision on restructuring California's electric industry, which it had been considering since April 1994. The new market structure would provide competition and customer choice. The transition to a competitive electric market would begin January 1, 1998, with all consumers participating by 2003. However, the legislation enacted in September 1996 specifies that all customers should be eligible to participate through direct transactions in the competitive market no later than January 1, 2002. Key elements of the CPUC decision include:

o Creation of an independent power exchange (PX) to manage electric supply and demand. California's investor-owned utilities would be required to purchase from and sell to the exchange all of their power during the transition period, while other generators could voluntarily participate.

o Creation of an independent system operator (ISO) to have operational control of the utilities' transmission facilities and, therefore, control of the scheduling and dispatch of all electricity on the state's power grid.

o Availability of customer choice through time-of-use rates, direct customer access to generation providers with transmission arrangements through the system operator, and customer-arranged "contracts for differences" to manage price fluctuations from the PX.

o Recovery of costs to transition to a competitive market (utility investments, obligations incurred to serve customers under the existing framework, and reasonable employee-related costs) through a non-bypassable charge, applied to all customers, called the CTC.

o CPUC-established incentives to encourage voluntary divestiture (through spin-off or sale to an unaffiliated entity) of at least 50% of utilities' gas-fueled generation to address market power issues.

o    PBR for those utility services not subject to competition.

In March 1996, SCE filed a plan outlining how it would propose to divest 50% of its gas-fueled generation. SCE's plan is contingent on assurances about transition cost recovery and the resolution of key issues related to: worker protection measures being in place for utility employees who could suffer hardship as a result of divestiture; utilities being permitted full recovery of the transition costs incurred during the divestiture process; appropriate rate-making measures to cover the contingency if the completion of the divestiture plan or commencement of the PX is delayed; and prudently incurred costs associated with fuel supply, transportation and storage contracts not being stranded by the divestiture.

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 1996, SCE, Pacific Gas & Electric Company and San Diego Gas & Electric Company filed a proposal with the FERC regarding the creation of the PX and the ISO. In July 1996, the three utilities jointly filed an application with the CPUC requesting approval to establish a restructuring trust which would obtain loans up to $250 million for the development of the ISO and PX through January 1, 1998. The loans would be backed by utility guarantees and SCE's share would be 45%. Once the ISO and PX are formed, they will repay the trust's loans and recover funds from future
ISO and PX customers.   In August 1996, the CPUC issued an interim order
establishing the restructuring trust and funding it with $250 million in order to build the hardware and software systems for the ISO and PX.

In July 1996, SCE filed a proposal with the CPUC related to the conceptual aspects of separating the costs associated with generation, transmission, distribution, public goods programs and the CTC. The filing is in response to CPUC and FERC directives that electric services, such as T&D, be functionally separate and available to all customers on a nondiscriminatory basis without cost-shifting among customers.

Recovery of costs to transition to a competitive market would be implemented through a non-bypassable CTC. This charge would apply to all customers who currently use utility services or begin utility service after this decision is effective. On August 30, 1996, in compliance with the CPUC's restructuring decision, SCE filed its application to estimate its 1998 transition costs. On October 21, 1996, SCE amended its transition cost filing to reflect the effects of the legislation enacted in September 1996. Under the rate freeze codified in the legislation, the CTC will be determined residually (i.e. after subtracting components for the PX, T&D, nuclear decommissioning, and public benefits programs). Nevertheless, the CPUC directed that the amended application provide estimates of SCE's potential transition costs from 1998 through 2030. SCE provided two estimates between approximately $11.9 billion (1997 net present value), assuming the fossil plants have a market value equal to the net book value, and $12.6 billion (1997 net present value), assuming the fossil plants have no market value. These estimates are based on incurred costs, and forecasts of future costs and assumed market prices. However, changes in the assumed market price could materially affect these estimates. The potential transition costs are comprised of: $6.8 billion from SCE's qualifying facility contracts, which are the direct result of legislative and regulatory mandates; and $5.1 billion to $5.8 billion from costs pertaining to certain generating plants and regulatory commitments consisting of costs incurred (whose recovery has been deferred by the CPUC) to provide service to customers. Such commitments include the recovery of income tax benefits previously flowed-through to customers, postretirement benefit transition costs, accelerated recovery of San Onofre Nuclear Generating Station and Palo Verde Nuclear Generating Station, nuclear decommissioning and certain other costs.

In light of the legislation, the CPUC is reassessing the need to prepare an environmental impact report. If the CPUC's restructuring is implemented as outlined, SCE would be allowed to recover its CTC (subject to a lower return on equity) and would continue to apply accounting standards that recognize the economic effects of rate regulation for its generation-related assets during the rate recovery period. The effect of such an outcome would not be expected to materially affect SCE's results of operations or financial position during the transition period.

If during the restructuring process, events occur that result in SCE no longer meeting the criteria to apply regulatory accounting standards to its generation operations, SCE may be required to write off its recorded generation-related regulatory assets. At September 30, 1996, these amounts totaled approximately $1.0 billion, primarily for the recovery of income tax benefits previously flowed-through to customers, the Palo Verde
phase-in  plan  and  unamortized  loss  on  reacquired  debt.    Although

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

depreciation-related differences could result from applying a regulatory prescribed depreciation method (straight-line, remaining-life method) rather than a method that would have been applied absent the regulatory process, SCE believes that the depreciable lives of its generation-related assets would not vary significantly from that of an unregulated enterprise, as the CPUC bases depreciable lives on periodic studies that reflect the physical useful lives of the assets. SCE also believes that any depreciation-related differences would be recovered through the CTC.

Additionally, if events occur during the restructuring process that result in all or a portion of the CTC being improbable of recovery, SCE could have additional write-offs associated with these costs if they are not recovered through another regulatory mechanism. At this time, SCE cannot predict what other revisions will ultimately be made during the restructuring process in subsequent proceedings or implementation phases, or the effect, after the transition period, that competition will have on its results of operations or financial position.

FERC Stranded Cost/Open Access Transmission Decision

In April 1996, the FERC issued its decision on stranded cost recovery and open access transmission, which it had been considering since March 1995. The decision, which became effective in July 1996, requires all electric utilities subject to the FERC's jurisdiction to file transmission tariffs which provide competitors with increased access to transmission facilities for wholesale transactions and also establishes information requirements for the transmission utility. The decision also provides utilities with the recovery of stranded costs, which are prior-service costs incurred under the current regulatory framework. In addition to providing recovery of stranded costs associated with existing wholesale customers, the FERC directed that it would have primary jurisdiction over the recovery of stranded costs associated with retail-turned-wholesale customers, such as the formation of a new municipal electric system. Retail stranded costs resulting from a state-authorized retail direct-access program are the responsibility of the states and the FERC would only address recovery of these costs if the state has no authority to do so. In compliance with the April 1996 FERC decision, SCE filed a revised open access tariff with the FERC on July 9, 1996. The tariff became effective, on an interim basis, subject to refund, as of its filing date. Several wholesale customers have filed protests with the FERC on the transmission rate levels, and a ruling from the FERC setting the rates for formal hearing is anticipated by the end of 1996 or early in 1997.

Mohave Generating Station

A 1994 CPUC decision stated that SCE was liable for expenditures related to a 1985 accident at the Mohave Generating Station. In July 1996, the CPUC approved a settlement agreement between SCE and the CPUC's Organization (formerly Division) of Ratepayer Advocates (ORA) which resulted in a $39 million (including interest) refund to SCE's customers beginning in August 1996. As of September 30, 1996, approximately $32.7 million has been refunded to customers via a bill credit. The remainder will be refunded by year-end. This refund has been fully reflected in the financial statements.

Canadian Gas Contracts

In May 1994, SCE filed its testimony in the non-Qualifying Facilities phase of the 1994 Energy Cost Adjustment Clause proceeding. In May 1995, the ORA filed its report on the reasonableness of SCE's gas supply costs for both the 1993 and 1994 record periods. The report recommends a disallowance of $13.3 million for excessive costs incurred from November

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

1993 through March 1994 associated with SCE's Canadian gas purchase and supply contracts. The report requests that the CPUC defer finding SCE's Canadian supply and transportation agreements reasonable for the duration of their terms and that the costs under these contracts be reviewed on a yearly basis. SCE and the ORA have filed several rounds of testimony on this issue. Hearings are scheduled for early 1997.

Palo Verde Rate-making Proposal

In February 1996, SCE filed a proposal with the CPUC requesting a new rate mechanism for its 15.8% share of the three units at Palo Verde.
The proposed rate mechanism would allow SCE to accelerate the recovery of its share of Palo Verde's sunk cost (forecast to be $1.2 billion as of December 31, 1996), over a seven-year period, beginning January 1, 1997, and ending in 2003. During the seven-year period, SCE's return on rate base for Palo Verde's sunk cost would be reduced to 7.35% from the current 9.55%. In addition, SCE proposed an incentive pricing plan to recover the incremental costs of continued operation of Palo Verde at approximately
3.4 cents per kilowatt-hour, provided the Palo Verde units operate at an average capacity factor of 77%. The legislation has accelerated the proposed recovery period to five years (1997-2001). On November 1, 1996, all of the active parties to the Palo Verde proceeding signed a Memorandum of Understanding (MOU) which will form the basis for a definitive settlement agreement. The portion of the MOU concerning accelerated recovery of Palo Verde's sunk costs is consistent with SCE's proposal, as modified by the new legislation. However, instead of the incremental cost incentive pricing proposed by SCE, the MOU proposes to pass-through Palo Verde incremental costs to ratepayers through a balancing account. These costs will be considered reasonable so long as they do not exceed 30% of a baseline forecast and the site's capacity factor does not go below 55%. The existing nuclear unit incentive procedure will continue only for purposes of calculating a reward for performance of any unit above an 80% capacity factor for a fuel cycle. For post-2001 operations, SCE's ratepayers will receive 50% of the operational benefits. A definitive settlement agreement is expected to be filed with the CPUC in late 1996 with a decision expected in late 1996 or early 1997.

Note 2.  Contingencies

In addition to the matters disclosed in these notes, Edison International is involved in legal, tax and regulatory proceedings before various courts and governmental agencies regarding matters arising in the ordinary course of business. Edison International believes the outcome of these proceedings will not materially affect its results of operations or liquidity.

Brooklyn Navy Yard Project

Edison Mission Energy (EME) owns, through a wholly owned subsidiary, 50% of the Brooklyn Navy Yard project; however, it is initially funding all of the required equity and debt ($483 million) for the project and has provided a guarantee as a condition of obtaining financing for the project. In November 1996, EME executed a new Energy Sales Agreement with Consolidated Edison Company of New York, which has contracted to buy most of the project's power and steam, and began selling power and steam under the Agreement on November 1, 1996. EME continues to believe that the anticipated returns with respect to the project will be substantially less than originally estimated. EME has been advised that the contractor intends to assert general monetary claims, under the construction turnkey agreement, against Brooklyn Navy Yard. EME may assert claims against the contractor. None of such claims is expected to have a material effect on EME.

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

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

Edison International's recorded estimated minimum liability to remediate its 61 identified sites (58 at SCE and 3 at EME) was $114 million at September 30, 1996. The ultimate costs to clean up Edison International's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. Edison International believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $215 million. The upper limit of this range of costs was estimated using assumptions least favorable to Edison International among a range of reasonably possible outcomes.

The CPUC allows SCE to recover environmental-cleanup costs at 35 of its sites, representing $101 million of Edison International's recorded liability, through an incentive mechanism. SCE may request to include additional sites. Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs from insurance carriers and other third parties. SCE has successfully settled insurance claims with a number of its carriers and is no longer pursuing any additional recoveries. Costs incurred at SCE's remaining 23 sites are expected to be recovered through customer rates. SCE has recorded a regulatory asset of $104 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

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

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

In 1994, SCE utilized an estimating technique to quantify its potential liability for environmental cleanup in an effort to obtain a reasonably possible objective and reliable estimate of environmental cleanup. During 1995, EME completed a similar review of some of its sites where known contamination and potential liability exist and does not believe a material liability exists as of September 30, 1996.

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

Property damage insurance covers losses up to $500 million, including decontamination costs, at San Onofre and Palo Verde. Decontamination liability and property damage coverage exceeding the primary $500 million has also been purchased in amounts greater than federal requirements. Additional insurance covers part of replacement power expenses during an accident-related nuclear unit outage. These policies are issued primarily by mutual insurance companies owned by utilities with nuclear facilities. If losses at any nuclear facility covered by the arrangement were to exceed the accumulated funds for these insurance programs, SCE could be assessed retrospective premium adjustments of up to $42 million per year. Insurance premiums are charged to operating expense.

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

RESULTS OF OPERATIONS

Earnings

Edison International's earnings per share for the three and nine months ended September 30, 1996, were 63 cents and $1.36, respectively, compared with 65 cents and $1.35 for the year-earlier periods. Southern California Edison Company's (SCE) earnings were 56 cents and $1.15 for the quarter and year-to-date ended September 30, 1996, compared to 55 cents and $1.17 for the same periods in 1995. Edison International's reported earnings include a 4-cent per share reversal of a portion of workforce management costs previously accrued in the second quarter of 1996, and provisions for operating reserves of 2 cents per share at the nonutility subsidiaries. Excluding these special charges, Edison International's quarterly earnings decreased 5 cents per share while year-to-date earnings were unchanged.

Excluding special charges, SCE's earnings decreased 4 cents and 2 cents, respectively, for the three- and nine-month periods ended September 30, 1996. The decreased earnings reflect a lower authorized return on common equity and lower authorized operating expenses.

The combined earnings of the nonutility subsidiaries and the parent company were 7 cents and 21 cents for the quarter and year-to-date ended September 30, 1996, compared to 10 cents and 18 cents for the same periods in 1995. Excluding special charges, the nonutility subsidiaries' quarterly earnings decreased 1 cent for the quarter and increased 2 cents for the nine months ended September 30, 1996. The quarterly decrease is mainly attributable to Edison International's interest payments on a $350 million debt issuance related to EME's acquisition of First Hydro in December 1995, as well as start-up costs for Edison International's new subsidiaries. Year-to-date earnings at the nonutility subsidiaries include special charges of 3 cents per share related to a gain on the sale of EME's interest in four geothermal projects previously reported during the second quarter, partially offset by a 2-cent third quarter charge for operating reserves previously discussed. The year-to-date increase is primarily related to earnings from EME's recently acquired First Hydro project. There were no comparable earnings from First Hydro included in 1995.

Operating Revenue

Electric utility revenue decreased during the three and nine months ended September 30, 1996, due to a 4.4% decline in California Public Utilities Commission (CPUC)-authorized rates effective April 1996. Additionally, SCE refunded $237 million to ratepayers as part of a CPUC-ordered refund of energy-cost balancing account overcollections.

In March 1995, SCE announced its intention to freeze average rates for residential, small business and agricultural customers through 1996, and announced a five-year goal to reduce system average rates by 25% (from
10.7 cents per kilowatt-hour to below 10 cents per kilowatt-hour), after adjusting for inflation. In February 1996, the CPUC approved a system-wide rate reduction which will drop the average price per kilowatt-hour from 10.7 cents to 10.1 cents. Legislation enacted in September 1996 provides, among other things, at least a 10% rate reduction for residential and small commercial customers beginning in 1998, contingent upon the issuance of rate reduction bonds (see Regulatory Matters).

Revenue from diversified operations increased 39% and 65%, respectively, for the three and nine month periods ended September 30, 1996, compared with the same periods in 1995. The changes are due to an increase in EME's electric revenue from its First Hydro and Iberian Hy-Power projects. First Hydro is an independent power company whose principal assets consist of two pumped-storage electric power stations with a combined capacity of 2,088 megawatts; it was acquired in December 1995. In January 1996, EME increased its ownership from 34% to 100% in Iberian Hy-Power, which consists of 18 hydroelectric plants located throughout Spain. There was no comparable revenue from these projects included in 1995.

Operating Expenses

Fuel expense increased 17% during the third quarter of 1996, compared to the same period in 1995, due to higher gas prices and increased purchased power on the open market. EME's fuel expense increased due to the inclusion of fuel costs related to First Hydro. Year-to-date fuel expense increased 7%, due mainly to the inclusion of EME's First Hydro project, and was partially offset by a slight decrease at SCE. There was no comparable fuel expense for First Hydro included in 1995.

Purchased-power expense increased slightly, for the three and nine months ended September 30, 1996, compared to the same periods last year due to an increase in power provided by federally required sources. SCE makes federally required power purchases from nonutility generators based on contracts with CPUC-mandated pricing. Energy prices under these contracts are generally higher than other energy sources.

Provisions for regulatory adjustment clauses decreased substantially for the three, nine and twelve months ended September 30, 1996, compared to the year-earlier periods. The decreases are mainly due to the energy-cost-balancing account-related refund as discussed above, lower base rate revenue, and undercollections related to the accelerated recovery of SCE's remaining investment in San Onofre Nuclear Generating Station Units 2 and 3 (see discussion in Regulatory Matters).

In the third quarter of 1996, SCE recorded a $40 million (pre-tax) one-time benefit it had accrued in the previous quarter, based on a decision not to outsource certain operations. This benefit was partially offset by $12 million (pre-tax) in additional accruals for a voluntary retirement program for represented employees. Excluding these special items, other operating expenses increased 2% and 9% for the three and nine months ended September 30, 1996, due to increased administrative and operating expenses at EME's First Hydro and Iberian Hy-power projects.

Maintenance expense decreased 22% and 19%, respectively, for the three and nine months ended September 30, 1996, compared with the year-earlier periods, due to higher expenses during 1995 from scheduled refueling and maintenance outages at San Onofre Units 2 and 3.

Depreciation and decommissioning expense increased 19% and 15%, respectively, for the three and nine months ended September 30, 1996, compared to the year-earlier periods. The increases are primarily due to increased depreciation rates and the accelerated recovery of SCE's San Onofre Unit 2 and 3 investments which began April 14, 1996, as part of an agreement with the CPUC (see discussion in Regulatory Matters) and increases at EME related to its First Hydro and Iberian Hy-Power projects. There was no comparable depreciation expense from these EME projects included in 1995.

Income taxes increased for the three and nine months ended September 30, 1996, compared to 1995, mainly due to an increase in the deferred tax provision related to the accelerated recovery of San Onofre Units 2 and 3 at SCE and increased earnings at EME from its First Hydro project. Earnings from First Hydro are subject to a higher effective tax rate than the federal statutory rate.

Other Income and Deductions

The provision for rate phase-in plan reflects a CPUC-authorized, 10-year rate phase-in plan, which deferred the collection of revenue during the first four years of operation for the Palo Verde Nuclear Generating Station. The deferred revenue (including interest) is being collected evenly over the final six years of each unit's plan. The plan ended in February 1996 and September 1996 for Units 1 and 2, respectively. The plan ends in January 1998 for Unit 3. The provision is a non-cash offset to the collection of deferred revenue.

Interest income decreased 15% and 9% respectively, during the three and nine months ended September 30, 1996, compared to the same period in 1995, as higher investment balances were more than offset by lower interest rates.

Minority interest increased 14% and 18%, respectively, for the three and nine months ended September 30, 1996, compared to the same periods in 1995, primarily from higher pre-tax income at EME's Loy Yang B project.

Other nonoperating income decreased substantially for both the three and nine months ended September 30, 1996, due to additional accruals for SCE regulatory matters in the third quarter of 1996, partially offset by EME's gain on the sale of its geothermal facilities.

Interest and Other Expenses

Interest on long-term debt increased 6% and 12%, respectively, for the three and nine month periods ended September 30, 1996, reflecting EME's increased ownership in Iberian Hy-Power and newly acquired First Hydro project.

Other interest expense increased for both the three and nine months ended September 30, 1996, due to the current maturity of a $350 million borrowing by Edison International (holding company) for the acquisition of First Hydro in the fourth quarter of 1995.

Capitalized interest increased 22% for both periods ended September 30, 1996, compared to the year-earlier periods, primarily due to an increase in construction activity at EME's Loy Yang B Unit 2, Brooklyn Navy Yard and Paiton projects. Loy Yang B Unit 2 began commercial operation on October 1, 1996.

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

In January 1995, Edison International authorized the repurchase of up to $150 million (increased to $800 million on September 25, 1996) of its common stock. Edison International has repurchased 16.5 million shares ($277 million) through November 7, 1996, funded by dividends from its subsidiaries.

For the nine months ended September 30, 1996, Edison International's cash flow coverage of dividends increased to 5.7 times from 5.2 times for the same period in 1995. Edison International's dividend payout ratio for the twelve-month period ended September 30, 1996, was 60%.

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $1.9 billion for the nine-month period ended September 30, 1996, compared with $1.7 billion for the same period in 1995. Cash from operations exceeded capital requirements for all periods presented.

Cash Flows from Financing Activities

At September 30, 1996, Edison International and its subsidiaries had $1.7 billion of borrowing capacity available under lines of credit totaling $2.0 billion. SCE had available lines of credit of $1.1 billion, with $600 million for short-term debt and $500 million for the long-term refinancing of its variable-rate pollution-control bonds. The parent company had a $350 million, one-year term, line of credit with $85 million of borrowing capacity available. The nonutility companies had available lines of credit of $600 million to finance general cash requirements. Edison International's unsecured lines of credit are at negotiated or bank index rates with various expiration dates; the majority have five-year terms.

SCE's short-term debt is used to finance fuel inventories, balancing account undercollections and general cash requirements. EME uses short-term debt and available credit lines mainly for construction projects until long-term construction or project loans are secured. Long-term debt is used mainly to finance capital expenditures. SCE's external financings are influenced by market conditions and other factors, including limitations imposed by its articles of incorporation and trust indenture. As of September 30, 1996, SCE could issue approximately $7.9 billion of additional first and refunding mortgage bonds and $4.4 billion of preferred stock at current interest and dividend rates.

EME owns, through a wholly owned subsidiary, 50% of the Brooklyn Navy Yard project. However, EME is initially funding all of the required equity and debt ($483 million) for the project; about $409 million had been spent through September 30, 1996. In December 1995, EME provided a guarantee as a condition of obtaining a $254 million tax-exempt financing for the project. In November 1996, EME executed a new Energy Sales Agreement with Consolidated Edison Company of New York, which has contracted to buy most of the project's power and steam, and began selling power and steam under the Agreement on November 1, 1996. EME continues to believe that the anticipated returns with respect to the project will be substantially less than originally estimated. EME has been advised that the contractor intends to assert general monetary claims, under the construction turnkey agreement, against Brooklyn Navy Yard. EME may assert claims against the contractor. None of such claims is expected to have a material effect on EME.

At September 30, 1996, EME had firm commitments to make equity and other contributions to its projects and contingent obligations to make additional contributions to its projects in the amount of $421 million and $464 million, respectively. Included in the contingent obligations are EME's guarantees related to the Brooklyn Navy Yard project, discussed above. The majority of the remaining amounts are for the expected four-year construction period of the Paiton project and the ISAB S.p.A. project discussed below.

In April 1996, EME and its partner ISAB S.p.A., completed a 1.9 trillion Italian lira ($1.2 billion) financing for a 512 MW power project located
in Italy.   In connection with the financing, EME has guaranteed equity contributions and subordinated debt totaling 244 billion Italian lira ($160 million).

EME may incur additional obligations to make equity and other contributions to projects in the future. EME believes it will have sufficient liquidity to meet these equity requirements from cash provided by operating activities, proceeds from the repayment of loans to energy projects, funds available from EME's revolving line of credit and additional corporate borrowings.

California law prohibits SCE from incurring or guaranteeing debt for its nonutility affiliates. Additionally, the CPUC regulates SCE's capital structure, limiting the dividends it may pay Edison International. At September 30, 1996, SCE had the capacity to pay $295 million in additional dividends and continue to maintain its authorized capital structure.
These restrictions are not expected to affect Edison International's ability to meet its cash obligations.

Cash Flows from Investing Activities

The primary uses of cash for investing activities are additions to property and plant, the nonutilities' investments in partnerships and unconsolidated subsidiaries, and funding of nuclear decommissioning trusts. Decommissioning costs are accrued and recovered in rates over the term of each nuclear generating facility's operating license through charges to depreciation expense. SCE estimates that it will spend approximately $12.7 billion between 2013-2070 to decommission its nuclear facilities. This estimate is based on SCE's current-dollar decommissioning costs ($2.0 billion), escalated using a 6.65% rate and an earnings assumption on trust funds ranging from 5.5% to 5.75%. These amounts are expected to be funded from independent decommissioning trusts which receive SCE contributions of approximately $100 million per year until decommissioning begins.

Cash used for the nonutility subsidiaries' investing activities was $240 million for the nine-month period ended September 30, 1996, compared to $432 million for the same period in 1995.

Edison International's risk management policy allows the use of derivative
financial instruments to mitigate risk.   Changes in interest rates,
electricity pool pricing and fluctuations in foreign currency exchange
rates can have a significant impact on EME's results of operations.   EME
has attempted to mitigate the risk of interest rate fluctuations by arranging for fixed rate or variable rate financing with interest rate swaps or other hedging mechanisms for the majority of its project financings. As a result of interest rate hedging mechanisms, interest expense increased $5.6 million for the nine months ended September 30, 1996, and $5.3 million for the nine months ended September 30, 1995. The maturity dates of several of EME's interest rate swap agreements do not correspond to the term of the underlying debt. EME does not believe that interest rate fluctuations will have a material adverse effect on financial position or results of operations.

Projects in the United Kingdom (U.K.) sell their energy and capacity production through a centralized electricity pool, which establishes a half-hourly clearing price for electrical energy and capacity. The pool price is extremely volatile, and can vary by a factor of ten or more over the course of a few hours due to large differentials in demand according to the time of day. First Hydro mitigates a portion of the market risk of the pool by entering into contracts for differences (electricity rate swap agreements), where payments are made when pool selling prices rise above the price specified in the contracts. These contracts act as a means of stabilizing production revenue by removing an element of net exposure to pool price volatility. First Hydro's electric revenue was decreased by $4 million for the nine months ended September 30, 1996, as a result of electricity rate swap agreements.

As EME continues to expand into foreign markets, fluctuations in foreign currency exchange rates will continue to affect the amount of its equity contributions to, distributions from, and results of operations for its foreign projects. EME has hedged a portion of its current exposure to fluctuations in foreign exchange risks, where it deems appropriate, through offsetting obligations denominated in foreign currencies, and indexing underlying project agreements to US dollars or other indices reasonably expected to correlate with foreign exchange movements.

Projected Capital Requirements

Edison International's projected capital requirements for the next five years are: 1996--$781 million; 1997--$932 million; 1998--$831 million;
1999--$773 million; and 2000--$790 million.

Long-term debt maturities and sinking fund requirements for the five twelve-month periods following September 30, 1996, are: 1997--$546 million; 1998--$406 million; 1999--$520 million; 2000--$437 million; and
2001--$543 million.

REGULATORY MATTERS

SCE's 1996 CPUC-authorized revenue decreased $575 million, or 7.5%, including a one-time bill credit of $237 million (which had no impact on operating income) for lower fuel costs than originally estimated. The remaining $338 million revenue reduction is primarily for a $242 million decrease in fuel costs, a $53 million decrease for lower costs of debt and equity (discussed below), a $24 million decrease for lower nuclear refueling costs and a $9 million decrease related to the 1995 general rate case (discussed below).

On January 10, 1996, the CPUC issued its decision on SCE's 1995 general rate case. The decision affirmed the CPUC's interim order to reduce 1995 operating revenue by $67 million, but decreased 1996 operating revenue by an additional $9 million, which includes a decrease of $44 million for operating and maintenance expenses. The decision also authorized recovery of SCE's remaining investment (approximately $2.7 billion) in San Onofre Units 2 and 3 at a reduced rate of return over an eight-year period. In April 1996, SCE began accelerating the recovery of its remaining investment of $2.6 billion. The accelerated recovery will continue through December 2001 (the original end date of 2003 was changed by legislation enacted in September 1996), earning a 7.35% fixed rate of return (compared to the current 9.55%). Future operating costs, including nuclear fuel and nuclear fuel financing costs, and incremental capital expenditures at San Onofre Units 2 and 3 are subject to an incentive pricing plan, through which SCE receives about 4 cents per kilowatt-hour through 2003. Any differences between these costs and the incentive price will flow through to shareholders. Beginning in 2004, SCE would be required to share equally with ratepayers the benefits received from operation of the units.

The CPUC's 1996 cost-of-capital decision authorized an increase to SCE's equity ratio from 47.75% to 48% and authorized SCE an 11.6% return on common equity, compared to 12.1% for 1995. This decision, excluding the effects of other rate actions, would reduce 1996 earnings by approximately 4 cents per share. On August 27, 1996, SCE agreed to terms regarding key components of its 1997 cost-of-capital. The agreement provides that SCE will continue to receive the same 11.6% return on common equity as well as maintain its equity ratio at 48%. Final approval by the CPUC is expected in November 1996.

On August 13, 1996, Edison Source, the unregulated energy subsidiary of Edison International, received approval from the FERC to sell wholesale power at market-based rates.

A 1994 CPUC decision stated that SCE was liable for expenditures related to a 1985 accident at the Mohave Generating Station. In July 1996, the CPUC approved a settlement agreement between SCE and the CPUC's Organization (formerly Division) of Ratepayer Advocates (ORA) which resulted in a $39 million (including interest) refund to SCE's customers beginning in August 1996. As of September 30, 1996, approximately $32.7 million has been refunded to customers via a bill credit. The remainder will be refunded by year-end. This refund has been fully reflected in the financial statements.

In May 1994, SCE filed its testimony in the non-Qualifying Facilities phase of the 1994 Energy Cost Adjustment Clause proceeding. In May 1995, the ORA filed its report on the reasonableness of SCE's gas supply costs for both the 1993 and 1994 record periods. The report recommends a disallowance of $13.3 million for excessive costs incurred from November 1993 through March 1994 associated with SCE's Canadian gas purchase and supply contracts. The report requests that the CPUC defer finding SCE's Canadian supply and transportation agreements reasonable for the duration of their terms and that the costs under these contracts be reviewed on a yearly basis. SCE and the ORA have filed several rounds of testimony on this issue. Hearings are scheduled for early 1997.

In February 1996, SCE filed a proposal with the CPUC requesting a new rate mechanism for its 15.8% share of the three units at Palo Verde. The proposed rate mechanism would allow SCE to accelerate the recovery of its share of Palo Verde's sunk cost (forecast to be $1.2 billion as of December 31, 1996) over a seven-year period, beginning January 1, 1997,
and ending in 2003.   During the seven-year period, SCE's return on rate
base for Palo Verde's sunk cost would be reduced to 7.35% from the current 9.55%. In addition, SCE proposed an incentive pricing plan to recover the incremental costs of continued operation of Palo Verde at approximately
3.4 cents per kilowatt-hour, provided the Palo Verde units operate at an average capacity factor of 77%. The legislation has accelerated the proposed recovery period to five years (1997-2001). On November 1, 1996, all of the active parties to the Palo Verde proceeding signed a Memorandum of Understanding (MOU) which will form the basis for a definitive settlement agreement. The portion of the MOU concerning accelerated recovery of Palo Verde's sunk costs is consistent with SCE's proposal, as modified by the legislation enacted in September 1996. However, instead of the incremental cost incentive pricing proposed by SCE, the MOU proposes to pass-through Palo Verde incremental costs to ratepayers through a balancing account. These costs will be considered reasonable so long as they do not exceed 30% of a baseline forecast and the site's capacity factor does not go below 55%. The existing nuclear unit incentive procedure will continue only for purposes of calculating a reward for performance of any unit above an 80% capacity factor for a fuel cycle. For post-2001 operations, SCE's ratepayers will receive 50% of the operational benefits. A definitive settlement agreement is expected to be filed with the CPUC in late 1996 with a decision expected in late 1996 or early 1997.

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

In December 1995, the CPUC issued its decision on restructuring California's electric industry, which it had been considering since April 1994. The new market structure would provide competition and customer choice. The transition to a competitive electric market would begin January 1, 1998, with all consumers participating by 2003. However, the legislation enacted in September 1996 (discussed below) specifies that all customers should be eligible to participate through direct transactions in the competitive market, no later than January 1, 2002. Key elements of the CPUC decision include:

o Creation of an independent power exchange (PX) to manage electric supply and demand. California's investor-owned utilities would be required to purchase from, and sell to, the exchange all of their power during the transition period, while other generators could voluntarily participate.

o Creation of an independent system operator (ISO) to have operational control of the utilities' transmission facilities and, therefore, to control the scheduling and dispatch of all electricity on the state's power grid.

o Availability of customer choice through time-of-use rates, direct customer access to generation providers with transmission arrangements through the system operator, and customer-arranged "contracts for differences" to manage price fluctuations from the PX.

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

On September 20, 1996, the CPUC adopted a non-generation (transmission and distribution - T&D) PBR mechanism for SCE beginning on January 1, 1997. According to the CPUC decision, beginning in 1998, the transmission portion is to be separated from non-generation PBR and subject to ratemaking under the rules of the FERC. The distribution-only PBR will extend through December 2001. Key elements of the non-generation PBR include: T&D rates indexed to inflation based on the Consumer Price Index; elimination of the kilowatt-hour sales adjustment; adjustments for cost changes that are not within SCE's control; a cost of capital trigger mechanism based on changes in a bond index; standards for service reliability and safety; and a net revenue-sharing mechanism that determines how customers and shareholders will share gains and losses from T&D operations. On July 15, 1996, SCE filed a PBR proposal for its hydroelectric plants and a proposed structure for performance-based local reliability contracts for certain fossil-fueled plants. If approved, the hydro PBR would be in effect for three years and the initial terms of the local reliability contracts, which are subject to FERC approval, would be
in effect for up to three years, both beginning January 1, 1998.   A final
CPUC decision on hydro PBR is expected by year-end 1997.

In March 1996, SCE filed a plan outlining how it would propose to divest 50% of its gas-fueled generation. SCE's plan is contingent on assurances about transition cost recovery and the resolution of key issues related to: worker protection measures being in place for utility employees who could suffer hardship as a result of divestiture; utilities being permitted full recovery of the transition costs incurred during the divestiture process; appropriate rate-making measures to cover the contingency if the completion of the divestiture plan or commencement of the PX is delayed; and prudently incurred costs associated with fuel supply, transportation and storage contracts not being stranded by the divestiture.

In April 1996, SCE, Pacific Gas & Electric Company and San Diego Gas & Electric Company filed a proposal with the FERC regarding the creation of the PX and the ISO. In July 1996, the three utilities jointly filed an application with the CPUC requesting approval to establish a restructuring trust which would obtain loans up to $250 million for the development of the ISO and PX through January 1, 1998. The loans would be backed by utility guarantees and SCE's share would be 45%. Once the ISO and PX are formed, they will repay the trust's loans and recover funds from future ISO and PX customers. In August 1996, the CPUC issued an interim order establishing the restructuring trust and funding it with $250 million in order to build the hardware and software systems for the ISO and PX.

In July 1996, SCE filed a proposal with the CPUC related to the conceptual aspects of separating the costs associated with generation, transmission, distribution, public goods programs and the CTC. The filing is in response to CPUC and FERC directives that electric services, such as T&D, be functionally separate and available to all customers on a nondiscriminatory basis without cost-shifting among customers.

On August 30, 1996, in compliance with the CPUC's restructuring decision, SCE filed its application to estimate its 1998 transition costs. On October 21, 1996, SCE amended its transition cost filing to reflect the effects of the legislation enacted in September 1996, discussed below. Under the rate freeze codified in the legislation, the CTC will be determined residually (i.e., after subtracting components for the PX, T&D, nuclear decommissioning, and public benefits programs). Nevertheless, the CPUC directed that the amended application provide estimates of SCE's potential transition costs from 1998 through 2030. SCE provided two estimates between approximately $11.9 billion (1997 net present value), assuming the fossil plants have a market value equal to the net book value, and $12.6 billion (1997 net present value), assuming the fossil plants have no market value. These estimates are based on incurred costs and forecasts of future costs and assumed market prices. However, changes in the assumed market price could require material revisions to such estimates. The potential transition costs are comprised of: $6.8 billion from SCE's qualifying facility contracts, which are the direct result of legislative and regulatory mandates; and $5.1 billion to $5.8 billion from costs pertaining to certain generating plants and regulatory commitments consisting of costs incurred (whose recovery has been deferred by the CPUC) to provide service to customers. Such commitments include the recovery of income-tax benefits previously flowed-through to customers, postretirement benefit transition costs, accelerated recovery of nuclear plants (including San Onofre Unit 1 as discussed in Note 1 and San Onofre Units 2 and 3 as discussed above) and Palo Verde Units 1, 2 and 3, nuclear decommissioning and certain other costs.

On September 23, 1996, the State of California enacted legislation to provide a rapid, but orderly, transition to a competitive market structure. The legislation substantially adopts the CPUC's December 1995 restructuring decision (previously discussed) by favorably addressing stranded-cost recovery for utilities, providing a certain cost recovery time period for the transition costs associated with utility-owned generation-related assets. Transition costs related to power purchase contracts would be recovered through the terms of their contracts while most of the remaining transition costs would be recovered through 2001. The legislation also includes provisions to finance a portion of the stranded costs that residential and small commercial customers would have paid between 1998 and 2001, allowing SCE to give a rate reduction of at least 10% to these customers, beginning January 1, 1998. The financing would occur with securities issued by the California Infrastructure and Economic Development Bank, or an entity approved by the Bank. The legislation includes a rate freeze for all other customers, including large commercial and industrial customers, as well as provisions for continued funding for energy conservation, low-income programs and renewable resources. Despite the rate freeze, SCE expects to be able to recover its revenue requirement based on cost-of-service regulation during the 1998-2001 period. In addition, the legislation mandates the implementation of a CTC that provides utilities the opportunity to recover costs made uneconomic by electric utility restructuring. Finally, the legislation contains provisions for the recovery (through 2006) of reasonable employee-related transition costs incurred and projected for retraining, severance, early retirement, outplacement, and related expenses for utility workers. The legislation also presents substantial challenges to SCE related to the stranded cost recovery that must be completed by 2001, while still maintaining a rate freeze for some customers and a rate reduction for others.

In light of the legislation, the CPUC is reassessing the need to prepare an environmental impact report. If the CPUC's restructuring is implemented as outlined, SCE would be allowed to recover its CTC (subject to a lower return on equity) and would continue to apply accounting standards that recognize the economic effects of rate regulation for its generation-related assets during the rate recovery period. The effect of such an outcome would not be expected to materially affect SCE's results of operations or financial position during the transition period.

If, during the restructuring process, events occur that result in SCE no longer meeting the criteria to apply regulatory accounting standards to its generation operations, SCE may be required to write off its recorded generation-related regulatory assets. At September 30, 1996, these amounts totaled approximately $1.0 billion, primarily for the recovery of income tax benefits previously flowed-through to customers, the Palo Verde phase-in plan and unamortized loss on reacquired debt. Although depreciation-related differences could result from applying a regulatory prescribed depreciation method (straight-line, remaining-life method) rather than a method that would have been applied absent the regulatory process, SCE believes that the depreciable lives of its generation-related assets would not vary significantly from that of an unregulated enterprise, as the CPUC bases depreciable lives on periodic studies that reflect the physical useful lives of the assets. SCE also believes that any depreciation-related differences would be recovered through the CTC.

Additionally, if events occur during the restructuring process that result in all or a portion of the CTC being improbable of recovery, SCE could have additional write-offs associated with these costs if they are not recovered through another regulatory mechanism. At this time, SCE cannot predict what other revisions will ultimately be made during the restructuring process in subsequent proceedings or implementation phases, or the effect, after the transition period, that competition will have on its results of operations or financial position.

FERC Stranded Cost/Open Access Transmission Decision

In April 1996, the FERC issued its decision on stranded cost recovery and open access transmission, which it had been considering since March 1995. The decision, which became effective in July 1996, requires all electric utilities subject to the FERC's jurisdiction to file transmission tariffs which provide competitors with increased access to transmission facilities for wholesale transactions and also establishes information requirements for the transmission utility. The decision also provides utilities with the recovery of stranded costs, which are prior-service costs incurred under the current regulatory framework. In addition to providing recovery of stranded costs associated with existing wholesale customers, the FERC directed that it would have primary jurisdiction over the recovery of stranded costs associated with retail-turned-wholesale customers, such as the formation of a new municipal electric system. Retail stranded costs resulting from a state-authorized retail direct-access program are the responsibility of the states and the FERC would only address recovery of these costs if the state has no authority to do so. In compliance with the April 1996 FERC decision, SCE filed a revised open access tariff with the FERC on July 9, 1996. The tariff became effective, on an interim basis, subject to refund, as of its filing date. Several wholesale customers have filed protests with the FERC on the transmission rate levels, and a ruling from the FERC setting the rates for formal hearing is anticipated by the end of 1996 or early in 1997.

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

Edison International's recorded estimated minimum liability to remediate its 61 identified sites (58 at SCE and 3 at EME) was $114 million at September 30, 1996. One of SCE's sites, a former pole-treating facility, is considered a federal Superfund site and represents 71% of Edison International's recorded liability. The ultimate costs to clean up Edison International's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process. Edison International believes that due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $215 million. The upper limit of this range of costs was estimated using assumptions least favorable to Edison International among a range of reasonably possible outcomes.

The CPUC allows SCE to recover environmental-cleanup costs at 35 of its sites, representing $95 million of Edison International's recorded liability, through an incentive mechanism. Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund this remaining 10%, with the opportunity to recover these costs from insurance carriers and other third parties. SCE has successfully settled insurance claims with a number of its carriers and is no longer pursuing any additional recoveries. Costs incurred at SCE's remaining 23 sites are expected to be recovered through customer rates. SCE has recorded a regulatory asset of $104 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

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

In 1994, SCE utilized an estimating technique to quantify its potential liability for environmental cleanup in an effort to obtain a reasonably possible objective and reliable estimate of environmental cleanup. During 1995, EME completed a similar review of some of its sites where known contamination and potential liability exist, and does not believe that a material liability exists as of September 30, 1996.

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

The 1990 federal Clean Air Act requires power producers to have emissions allowances to emit sulfur dioxide. Power companies receive emissions allowances from the federal government and may bank or sell excess allowances. SCE expects to have excess allowances under Phase II of the Clean Air Act (2000 and later). The act also calls for a study to determine if additional regulations are needed to reduce regional haze in the southwestern US In addition, another study is underway to determine the specific impact of air contaminant emissions from the Mohave Coal Generating Station on visibility in Grand Canyon National Park. The potential effect of these studies on sulfur dioxide emissions regulations for Mohave is unknown.

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

WORKFORCE REDUCTIONS

During third quarter 1996, SCE decided not to outsource certain operations and reversed a $40 million charge it had accrued in the previous quarter. During the third quarter, an additional $12 million was accrued as a charge against earnings for a voluntary retirement program for represented employees (these employees voted to accept SCE's voluntary retirement package in August 1996 and elections became irrevocable on September 30,
1996). SCE expects to reduce its workforce by approximately 3,400 employees (2,400 non-represented and 1,000 represented employees) by year-end 1996. SCE has expensed a total of $26 million in 1996 for workforce reductions associated with its voluntary retirement program.

Proposed New Accounting Standard

The Financial Accounting Standards Board (FASB) has issued an exposure draft, which would establish accounting standards for the recognition and measurement of closure and removal obligations. The exposure draft would require the estimated present value of an obligation to be recorded as a liability, along with a corresponding increase in the plant or regulatory asset accounts when the obligation is incurred. If the exposure draft is approved in its present form, it would affect SCE's accounting practices for decommissioning of its nuclear power plants, obligations for coal mine reclamation costs, and any other activities related to the closure or removal of long-lived assets. SCE does not expect that the accounting changes proposed in the exposure draft would have an adverse effect on its results of operations due to its current and expected future ability to recover these costs through customer rates. The nonutility subsidiaries are currently reviewing what impact the exposure draft may have on their financial positions or results of operations.

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

Qualifying Facilities ("QF") Litigation

On May 20, 1993, four geothermal QFs filed a lawsuit against Southern California Edison Company ("SCE") in Los Angeles County Superior Court, claiming that SCE underpaid, and continues to underpay, the plaintiffs for energy. SCE denied the allegations in its response to the complaint. The action was brought on behalf of Vulcan/BN Geothermal Power Company, Elmore L.P., Del Ranch L.P., and Leathers L.P., each of which was partially owned by a subsidiary of Edison Mission Energy ("EME") (a subsidiary of Edison International) until April of this year when EME sold its interests in the projects to its nationwide partner. In October 1994, plaintiffs submitted an amended complaint to the court to add causes of action for unfair competition and restraint of trade. In July 1995, after several motions to strike had been heard by the court, the plaintiffs served a fourth amended complaint, which omitted the previous claims based on alleged restraint of trade. The plaintiffs alleged that the past underpayments totaled at least $21,000,000. In other court filings, plaintiffs have contended that the total amount of additional contract payments owing from the beginning of the alleged underpayments through the end of the contract term could total approximately $60,000,000. In addition to seeking compensatory damages and declaratory relief, the fourth amended complaint also seeks unspecified punitive damages and an injunction to enjoin SCE from "future" unfair competition. After a number of continuances, the matter was set for trial on June 18, 1996. On May 1, 1996, the parties entered into an agreement providing for a settlement of all claims in dispute. Pursuant to the agreement, the specific terms of which are confidential, SCE has paid a settlement amount jointly to the plaintiffs and the parties have resolved all claims prior to January 1, 1996. SCE intends to seek recovery of this payment in its annual Energy Cost Adjustment Clause ("ECAC") filing. SCE has also agreed, subject to California Public Utilities Commission ("CPUC") approval, to increase payments to plaintiffs for specified levels of energy deliveries for the period after December 31, 1995. Plaintiffs have retained the right to continue the lawsuit as to the period after December 31, 1995, in the event CPUC approval of the increased payments is not obtained. On August 8, 1996, SCE filed its application with the CPUC for approval of the settlement as it pertains to the period after 1995. The application is currently pending.

Between January 1994 and October 1994, SCE was named as a defendant in a series of eight lawsuits brought by independent power producers of wind generation. Seven of the lawsuits were filed in Los Angeles County Superior Court and one was filed in Kern County Superior Court. The lawsuits allege SCE incorrectly interpreted contracts with the plaintiffs by limiting fixed energy payments to a single 10-year period rather than beginning a new 10-year period of fixed energy payments for each stage of development. In its responses to the complaints, SCE denied the plaintiffs' allegations. In each of the lawsuits, the plaintiffs seek declaratory relief regarding the proper interpretation of the contracts. Plaintiffs allege a combined total of approximately $189,000,000 in damages, which includes consequential damages claimed in seven of the eight lawsuits. On March 1, 1995, the court in the lead Los Angeles County Superior Court case granted the plaintiffs' motion seeking summary adjudication that the contract language in question is not reasonably susceptible to SCE's position that there is only a single, 10-year period of fixed payments. In March 1995, a ninth lawsuit was filed in the Los Angeles County Superior Court raising claims similar to those alleged in the first seven cases in that court. SCE has responded to the complaint in the new lawsuit by denying its material allegations. On April 5, 1995, SCE filed a petition for writ of mandate, prohibition or other appropriate relief, requesting that the Court of Appeal issue a writ directing the Los Angeles Superior Court to vacate its March 1 order granting summary adjudication. In a decision filed August 9, 1995, the Court of Appeal issued a writ directing that the order be overturned, and a new order be entered denying the motion. A pending summary adjudication motion in the Kern County case has been withdrawn in light of the Court of Appeal decision. Furthermore, pursuant to stipulation of the parties, the Kern County case was ordered on April 3, 1996, to be coordinated with the Los Angeles cases so that it too will be tried in Los Angeles. As a result of the coordination, the April 22, 1996, trial date for the Kern County case was stricken. On February 6, 1996, plaintiffs in one of the actions filed their first amended and supplemental complaint. On March 6, 1996, SCE filed its new answer, denying the material allegations of the first amended and supplemental complaint. On April 16, 1996, SCE filed a motion for summary adjudication of certain of the causes of action in this complaint. After hearing, the motion was denied without prejudice. Plaintiffs' motion to consolidate all eight Los Angeles cases for jury trial was denied without prejudice on March 25, 1996. However, SCE and all of the plaintiffs, with the exception of Flowind Corporation, subsequently entered into a court-approved stipulation whereby the cases involving the stipulating plaintiffs have been consolidated for trial commencing on January 27, 1997, in return for these plaintiffs' waiver of a jury trial. No trial date has been established for Flowind Corporation's claims. The materiality of final judgments in favor of the plaintiffs in these cases would be largely dependent on the extent to which any damages or additional payments which might result from such judgments would be recoverable through SCE's ECAC.

This matter was previously reported under the heading "QF Litigation" in
Part I, Item 3 of SCE's Annual Report on Form 10-K for the year ended December 31, 1995, and the Quarterly Reports on Form 10-Q for the periods ended March 31, 1996, and June 30, 1996.

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

The five named plaintiffs in the First Case, three Employee-Plaintiffs and the spouses of two of them, allege compensatory damages of $8,000,000 plus unspecified punitive damages, according to supplemental documentation they have prepared. In December, 1995 the court granted SCE's motion for summary judgment and dismissed the case. Plaintiffs have filed a Notice of Appeal. A briefing schedule for the appeal has been established, but no date for oral argument has been set.

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

These matters were previously reported under the heading "Environmental Litigation" in Part I, Item 3 of SCE's Annual Report on Form 10-K for the year ended December 31, 1995, and the Quarterly Reports on Form 10-Q for the periods ended March 31, 1996, and June 30, 1996.

San Onofre Personal Injury Litigation

An engineer for two contractors providing services for San Onofre has been diagnosed with chronic myelogenous leukemia. On July 12, 1994, the engineer and his wife sued SCE, San Diego Gas and Electric Company ("SDG&E") and Combustion Engineering, the manufacturer of the fuel rods for the plant, in the United States District Court for the Southern District of California. The plaintiffs alleged that the engineer's illness resulted from contact with radioactive fuel particles released from failed fuel rods. SCE's December 23, 1994, answer to the complaint denied all material allegations. Trial began on August 3, 1995, and on October 12, 1995, an eight-member jury unanimously decided that radiation exposure at San Onofre was not the cause of the leukemia. Plaintiffs'
motion for a new trial was denied on December 5, 1995.   On August 15,
1996, the plaintiffs' appeal of the denial of their motion was denied by the Ninth Circuit Court of Appeals. Plaintiffs have until November 13, 1996, to file a petition for writ of certiorari with the U.S. Supreme Court.

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

On April 3, 1995, the Court granted the defendants' motion to dismiss 14 of plaintiffs' 15 claims. Punitive damages are not available under the remaining claim. SCE's April 20, 1995, answer to the complaint denied all material allegations. On October 10, 1995, the Court ruled in favor of plaintiffs' request to include the Institute of Nuclear Power Operations (an organization dedicated to achieving excellence in nuclear power operations) as a defendant in the suit. On July 29, 1996, the court entered judgment in favor of SCE dismissing the remaining claim. Plaintiffs filed a notice of appeal of this decision to the Ninth Circuit Court of Appeals on August 22, 1996. Trial of the case against the other defendants has been stayed by the court until there are final determinations on any appeals from the judgment entered in favor of SCE and from a number of other orders. The impact on SCE, if any, from further proceedings in this case against the remaining defendants cannot be determined at this time.

On July 5, 1995, a former SCE reactor operator employed at San Onofre and his wife sued SCE, SDG&E, Combustion Engineering and the Institute of Nuclear Power Operations in the U.S. District Court for the Southern District of California. Plaintiffs allege the former employee's acute myelogenous leukemia resulted from, and was aggravated by, exposure to radiation at San Onofre, including contact with radioactive fuel particles. The former employee subsequently died from his illness. Plaintiffs seek unspecified compensatory and punitive damages. On March 25, 1996, the court granted SCE's motion for summary judgment on all
claims.   Plaintiffs filed a notice of appeal of this decision to the
Ninth Circuit Court of Appeals on September 25, 1996. In addition, the court stayed all further trial court proceedings until there are final determinations on any appeals in this case and in the case described immediately above. Should plaintiffs do so, trial of the case may be delayed pending the ruling of the Court of Appeals. The impact on SCE, if any, from further proceedings in this case against the remaining defendants cannot be determined at this time.

On August 31, 1995, the family of a former worker for a contractor at San Onofre, and later a temporary and then a permanent SCE employee at San Onofre, sued SCE, SDG&E, Combustion Engineering and the Institute of Nuclear Power Operations in the U.S. District Court for the Southern District of California. Plaintiffs allege the former employee's acute myelogenous leukemia, which resulted in his death in 1994, resulted from, and was aggravated by, exposure to radiation at San Onofre, including contact with radioactive fuel particles. Plaintiffs seek unspecified compensatory and punitive damages. SCE's answer to the complaint filed on November 13, 1995, denied all material allegations. On August 1, 1996, the court stayed all further trial court proceedings until there are final determinations on any appeals from the judgments entered in favor of SCE in the two cases mentioned immediately above.

On November 17, 1995, a SCE employee and his wife sued SCE in the U.S. District Court for the Southern District of California. Plaintiffs also named Combustion Engineering, the manufacturer of the fuel rods for the San Onofre plant. The employee worked for SCE at San Onofre from 1981 to 1990. Plaintiffs allege that the employee transported radioactive byproducts on his person, clothing and/or tools to his home where his wife was then exposed to radiation that caused her leukemia. Plaintiffs seek unspecified compensatory and punitive damages. SCE's December 19, 1995, partial answer to the complaint denied all material non-employment related allegations. SCE's motion to dismiss the claims of the employee was granted on March 19, 1996. The employee's wife subsequently died from her illness. This case is expected to go to trial in March 1997.

On November 28, 1995, a former contract worker at San Onofre, her husband, and her son, sued SCE in the U.S. District Court for the Southern District of California. Plaintiffs also named Combustion Engineering, the manufacturer of the fuel rods for the San Onofre plant. Plaintiffs allege that the former contract worker transported radioactive byproducts on her person and clothing to her home where her son was then exposed to radiation that caused his leukemia. Plaintiffs seek unspecified compensatory and punitive damages. SCE's January 2, 1996, answer to the complaint denied all material allegations. On August 12, 1996, the court dismissed the claims of the former worker and her husband with prejudice. This case is expected to go to trial, after completion of the trial of the case described immediately above, in mid-1997.

On February 20, 1996, an individual employed by various contractors intermittently at San Onofre from 1984 to 1993, and who was employed by SCE as a temporary security officer in 1994, sued SCE in Orange County municipal court for undiagnosed injuries he allegedly sustained as a result of radiation exposure at San Onofre. In the complaint, plaintiff seeks $25,000 in compensatory damages. This case was removed to the U.S. District for the Southern District of California. SCE's answer to the complaint, filed on July 2, 1996, denied all material allegations. This case was dismissed with prejudice on October 11, 1996.

With the exception of the last of the above-mentioned matters, these matters were previously reported under the heading "San Onofre Personal Injury Litigation" in Part I, Item 3 of SCE's Annual Report on Form 10-K for the year ended December 31, 1995, and the Quarterly Reports on Form 10-Q for the periods ended March 31, 1996, and June 30, 1996.

Employment Discrimination Litigation

On September 21, 1994, nine African-American employees filed a lawsuit against Edison International and SCE on behalf of an alleged class of African-American employees, alleging racial discrimination in job advancement, pay, training and evaluation. The lawsuit was filed in the United States District Court for the Central District of California. The plaintiffs sought injunctive relief, as well as an unspecified amount of compensatory and punitive damages, attorneys' fees, costs and interest. Edison International and SCE denied the material allegations of the complaint, asserted several affirmative defenses, and pursued discovery. On May 2, 1996, SCE and the Equal Employment Opportunity Commission ("EEOC") stipulated to the EEOC's intervention in the action. Subsequently, on May 9, 1996, the Court entered an order allowing the EEOC to intervene.

Following extensive negotiations, the parties agreed upon settlement terms and submitted a proposed Consent Decree to the court for approval. On May 13, 1996, the Court granted the parties' Joint Motion for Preliminary Approval of Consent Decree, preliminarily accepting the proposed Consent Decree, provisionally certifying the case as a class action, and approving notice to the class members. On July 22, 1996, at the hearing on final approval of the Consent Decree, the court raised issues that resulted in the parties' agreement to modify the proposed Consent Decree. The court then granted preliminary approval of the modified Consent Decree on August 5, 1996, ordered that notice be given to the class members, and scheduled a final fairness hearing for September 26, 1996.

Fifteen individuals and an organization filed objections to the proposed Consent Decree and a motion to intervene in the lawsuit. Thirteen individuals filed timely requests to be excluded from the monetary provisions of the proposed Decree. On September 25, 1996, the court denied the motion to intervene. After the hearing on September 26, at which the court heard oral argument from the objectors, the court on September 30, 1996, overruled the objections and granted final approval of the Consent Decree.

The Consent Decree provides that a settlement fund of $8,150,000 for back pay claims and $3,100,000 for emotional distress claims be established, and it contains an expedited claim review process for class members who make claims to the settlement fund. The Decree also provides for improvements in the Company's internal claims resolution process, expansion of career development and skills training programs, expansion of diversity training programs, and improvements in other human resources systems. The Decree has a seven-year term, with the possibility of early termination after five years.

On October 25, 1996, the organization and individuals who sought to intervene and/or objected to the Consent Decree served notices of appeal from the court's orders denying intervention and approving the Consent Decree.

This matter was previously reported under the heading "Employment
Discrimination Litigation" in Part I, Item 3 of SCE's Annual Report on Form 10-K for the year ended December 31, 1995, and the Quarterly Reports on Form 10-Q for the periods ended March 31, 1996, and June 30, 1996.

Oil Pipeline Litigation

On November 1, 1996, plaintiff, a crude oil pipeline company, filed a lawsuit against SCE and the City of Los Angeles (the "City") in the United

States District Court for the Central District of California claiming that SCE and the City had interfered with its attempt to construct a proposed 132-mile oil pipeline ("Pacific Pipeline") designed to transport oil from the San Joaquin Valley and Santa Barbara to the Los Angeles refineries.

Plaintiff alleges, among other things, that SCE and the City wrongfully initiated administrative and other legal proceedings in an attempt to derail and obstruct the construction of the Pacific Pipeline. Plaintiff alleges that these acts constitute unfair competition, tortious interference with economic advantage and violate state and federal antitrust laws. Plaintiff further claims that because of the alleged delays, it could suffer losses in excess of $300,000,000. Additionally, plaintiff seeks treble and punitive damages.

Unless the filing deadline is extended, SCE's response to the complaint is due on or before November 25, 1996. SCE intends to deny the material allegations of the complaint. This matter has not been previously reported.

Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibits

        27.  Financial Data Schedule

(b)     Reports on Form 8-K:

        October 3, 1996    --   Item 5 -- Other Events--
                                Governor Signs Restructuring Legislation
                                CPUC Incentive-Based Rate Decision

                           --   Edison International Board of Directors
                                Increase Share Repurchase Authorization

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               EDISON INTERNATIONAL
                                                   (Registrant)



                                       By        R. K. BUSHEY
                                          -----------------------------
                                                 R. K. BUSHEY
                                          Vice President and Controller



                                       By        K. S. STEWART
                                          -----------------------------
                                                 K. S. STEWART
                                            Assistant General Counsel

November 12, 1996