Form 10-K
period 1996-12-31
EDISON INTERNATIONAL
filed 1997-03-28
CIK 827052

                            SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549

                                         FORM 10-K


/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended                     December 31, 1996
                                   ---------------------------------------
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

The aggregate market value of registrant's voting stock held by non-affiliates was approximately $9,129,054,724.50 on or about March 21, 1997, based upon prices reported on the New York Stock Exchange. As of March 21, 1997, there were 419,726,654 shares of Common Stock outstanding.

                                 DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the following documents listed below have been incorporated by reference into the parts of this report so indicated.

(1)  Designated portions of the Annual Report
     to Shareholders for the year ended
     December 31, 1996. . . . . . . . . . . . . . . . . . Parts I, II and IV
(2)  Designated portions of the Joint Proxy
     Statement relating to registrant's 1997
     Annual Meeting of Shareholders . . . . . . . . .     Part III
PAGE

                                          TABLE OF CONTENTS

Item                                                                                          Page
----                                                                                          ----

                                               Part I

 1.    Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1
       Business of Edison International . . . . . . . . . . . . . . . . . . . . . . . . . .       1
            Competitive Environment . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1
            Regulation of Edison International. . . . . . . . . . . . . . . . . . . . . . .       5
            Environmental Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6
       Business of SCE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       9
            Regulation of SCE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       9
            Rate Matters. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      10
            Fuel Supply and Purchased Power Costs . . . . . . . . . . . . . . . . . . . . .      13
       Business of The Nonutility Companies . . . . . . . . . . . . . . . . . . . . . . . .      14
 2.    Properties of SCE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      17
            Existing Utility Generating Facilities. . . . . . . . . . . . . . . . . . . . .      17
            SCE Construction Program and Capital Expenditures . . . . . . . . . . . . . . .      19
            Nuclear Power Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      19
 3.    Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      22
            PMNC Litigation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      22
            QF Litigation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      22
            Environmental Litigation. . . . . . . . . . . . . . . . . . . . . . . . . . . .      24
            San Onofre Personal Injury Litigation . . . . . . . . . . . . . . . . . . . . .      24
            Employment Discrimination Litigation. . . . . . . . . . . . . . . . . . . . . .      26
            Oil Pipeline Litigation . . . . . . . . . . . . . . . . . . . . . . . . . . . .      26
 4.    Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . .      27

       Executive Officers of the Registrant . . . . . . . . . . . . . . . . . . . . . . . .      27

                                               Part II

 5.    Market for Registrant's Common Equity and Related
            Stockholder Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      35
 6.    Selected Financial Data. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      36
 7.    Management's Discussion and Analysis of Results of
            Operations and Financial Condition. . . . . . . . . . . . . . . . . . . . . . .      36
 8.    Financial Statements and Supplementary Data. . . . . . . . . . . . . . . . . . . . .      36
 9.    Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . . . . . .      36

                                              Part III

10.    Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . . .      36
11.    Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      36
12.    Security Ownership of Certain Beneficial Owners and
            Management. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      36
13.    Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . .      36

                                               Part IV

14.    Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      37
       Report of Independent Public Accountants on Supplemental
            Schedules . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      38
       Supplemental Schedules . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      39
       Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      44
       Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      45

PAGE

                                               PART I

Item 1.  Business

Business of Edison International

Edison International was incorporated on April 20, 1987, under the laws of the State of California for the purpose of becoming the parent holding company of Southern California Edison Company ("SCE"), a California public utility corporation. As of December 31, 1996, Edison International owned all of the issued and outstanding common stock of SCE and of other subsidiaries engaged in nonutility businesses (the "Nonutility Companies"). These Nonutility Companies are: Edison Mission Energy, engaged in developing, owning and operating independent power facilities; Edison Capital, a provider of capital and financial services for energy and infrastructure projects; Mission Land, in the business of managing and selling existing real estate projects; Edison Source, providing energy and environmental services to businesses; Edison EV, supporting the emerging electric vehicle market; and Edison Select, providing consumer products and services.

Edison International is engaged in the business of holding for investment the stock of its subsidiaries. For the year ended December 31, 1996, SCE and the Nonutility Companies accounted for 87% and 13%, respectively, of the net income of Edison International. At year end 1996, SCE had 12,057 full-time employees. At year-end 1996, Edison International had 16 full-time employees, Edison Mission Energy had 940 full-time employees, and Edison Capital had 70 full-time employees, Edison Source had 50 full-time employees, Edison EV had 17 full-time employees, and Edison Select had 10 full-time employees.

The principal executive offices of Edison International are located at 2244 Walnut Grove Avenue, Rosemead, California 91770, and its telephone number is (818) 302-2222.

                                       Competitive Environment

SCE currently operates in a highly regulated environment in which it has an obligation to provide electric service to customers in return for an exclusive franchise within its service territory. This regulatory environment is changing. The generation sector has experienced competition from nonutility power producers and regulators are restructuring California's electric utility industry.

On September 23, 1996, the State of California enacted legislation to provide a transition to a competitive market structure. The legislation substantially adopts the CPUC's December 1995 restructuring decision (discussed below) by addressing stranded-cost recovery for utilities, providing a certain cost recovery time period for the transition costs associated with utility-owned generation-related assets. Transition costs related to power-purchase contracts would be recovered through the terms of their contracts while most of the remaining transition costs would be recovered through 2001. The legislation also includes provisions to finance a portion of the stranded costs that residential and small commercial customers would have paid between 1998 and 2001, thereby allowing SCE to give a rate reduction of at least 10% to these customers, beginning January 1, 1998. The financing would occur with securities issued by the California Infrastructure and Economic Development Bank, or an entity approved by the Bank. The legislation includes a rate freeze for all other customers, including large commercial and industrial customers, as well as provisions for continued funding for energy conservation, low-income programs and renewable resources. Despite the rate freeze, SCE expects to be able to recover its revenue requirement based on cost-of-service regulation during the 1998-2001 transition period. In addition, the legislation mandates the implementation of a non-bypassable competition transition charge (CTC) that provides utilities the opportunity to recover costs made uneconomic by electric utility restructuring. Finally, the legislation contains provisions for the recovery (through 2006) of reasonable employee-related transition costs incurred and projected for retraining, severance, early retirement, outplacement and related expenses for utility workers. In light of the legislation, the CPUC has indicated that it need not prepare an environmental impact report in connection with its December 1995 restructuring policy decision.

In December 1995, the CPUC issued its decision on restructuring California's electric utility industry. The transition to a new market structure, which is expected to provide competition and customer choice, would begin January 1, 1998, with all consumers participating by 2003 (changed to 2002 by the recently enacted legislation). Key elements of the CPUC decision include:

    o Creation of an independent power exchange (PX) to manage electric supply and demand. California's investor-owned utilities would be required to purchase from and sell to the PX all of their power during the transition period, while other generators could voluntarily participate.

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

    o Recovery of costs to transition to a competitive market (utility investments, obligations incurred to serve customers under the existing framework and reasonable employee-related costs) through a non-bypassable charge, applied to all customers, called the CTC.

    o CPUC-established incentives to encourage voluntary divestiture (through spin-off or sale to an unaffiliated entity) of at least 50% of utilities' gas-fueled generation to address market power issues.

    o Performance-based ratemaking (PBR) for those utility services not subject to competition.

In April 1996, SCE, Pacific Gas & Electric Company and San Diego Gas & Electric Company filed a proposal with the FERC regarding the creation of the PX and the ISO. On November 26, 1996, the FERC conditionally accepted the proposal and directed the three utilities to file more specific information by March 31, 1997. In July 1996, the three utilities jointly filed an application with the CPUC requesting approval to establish a restructuring trust which would obtain loans up to $250 million for the development of the ISO and PX through January 1, 1998. The loans would be backed by utility guarantees; SCE's share would be 45%. Once the ISO and PX are formed, they will repay the trust's loans and recover funds from future ISO and PX customers. In August 1996, the CPUC issued an interim order establishing the restructuring trust and the funding level of $250 million which will be used to build the hardware and software systems for the ISO and PX.

Recovery of costs to transition to a competitive market would be implemented through a non-bypassable CTC. This charge would apply to all customers who were using or began using utility services on or after the December 20, 1995, decision date. In August 1996, in compliance with the CPUC's restructuring decision, SCE filed its application to estimate its

1998 transition costs. In October 1996, SCE amended its transition cost filing to reflect the effects of the legislation enacted in September 1996. Under the rate freeze codified in the legislation, the CTC will be determined residually (i.e., after subtracting other cost components for the PX, transmission and distribution (T&D), nuclear decommissioning and public benefit programs). Nevertheless, the CPUC directed that the amended application provide estimates of SCE's potential transition costs from 1998 through 2030. SCE provided two estimates between approximately $13.1 billion (1998 net present value), assuming the fossil plants have a market value equal to their net book value, and $13.8 billion (1998 net present value), assuming the fossil plants have no market value. These estimates are based on incurred costs, and forecasts of future costs and assumed market prices. However, changes in the assumed market prices could materially affect these estimates. The potential transition cost estimates are comprised of: $7.5 billion from SCE's qualifying facility contracts, which are the direct result of legislative and regulatory mandates; and $5.6 billion to $6.3 billion from costs pertaining to certain generating plants and regulatory commitments consisting of costs incurred (whose recovery has been deferred by the CPUC) to provide service to customers. Such commitments include the recovery of income tax benefits previously flowed-through to customers, postretirement benefit transition costs, accelerated recovery of San Onofre and Palo Verde and certain other costs. An update to the CTC was filed by SCE on February 14, 1997, to reflect approval by the CPUC of settlements regarding ratemaking of SCE's share of the Palo Verde Nuclear Generating Station and the buyout of a power purchase agreement with Portland General Electric, as well as other minor data updates. No substantive changes in the total CTC estimates were included.

On November 27, 1996, SCE filed an application with the CPUC to voluntarily divest, by auction, all of its oil- and gas-fueled generation assets. This application builds on SCE's March 1996 plan which outlined how SCE proposed to divest 50% of these assets. Under the new proposal, SCE would continue to operate and maintain the divested power plants for at least two years following their sale, as mandated by the recent restructuring legislation. In addition, SCE would offer workforce transition programs to those employees who may be impacted by divestiture-related job reductions. SCE's proposal is contingent on the overall electric industry restructuring implementation process continuing on a satisfactory path. CPUC approval of the oil-and gas-fueled generation divestiture was requested for late 1997.

In September 1996, the CPUC adopted a non-generation T&D PBR mechanism for SCE which began on January 1, 1997. According to the CPUC decision, beginning in 1998, the transmission portion controlled by the ISO is to be separated from non-generation PBR and subject to ratemaking under the rules of the FERC. The distribution-only PBR will extend through December 2001. Key elements of the non-generation PBR include: T&D rates indexed for inflation based on the Consumer Price Index less a productivity factor; elimination of the kilowatt-hour sales adjustment; adjustments for cost changes that are not within SCE's control; a cost of capital trigger mechanism based on changes in a bond index; standards for service reliability and safety; and a net revenue-sharing mechanism that determines how customers and shareholders will share gains and losses from T&D operations. In July 1996, SCE filed a PBR proposal for its hydroelectric plants and a proposed structure for performance-based local reliability contracts for certain fossil-fueled plants. If approved, the hydro PBR would be in effect for three years and the initial terms of the local reliability contracts, which are subject to FERC approval, would be in effect for up to three years, both beginning January 1, 1998. A final CPUC decision on hydro PBR is expected by year-end 1997.

In July 1996, SCE filed a proposal with the CPUC related to the conceptual aspects of separating the costs associated with generation, transmission, distribution, public benefit programs and the CTC. The filing was in response to CPUC and FERC directives which require electric services, such as T&D, to be functionally separate and available to all customers on a nondiscriminatory basis without cost-shifting among customers. On December 6, 1996, SCE filed a more comprehensive plan for the functional unbundling of SCE's rates for electric service, beginning on January 1, 1998. In response to CPUC and FERC orders, as well as the new restructuring legislation, this filing addressed the implementation-level detail for the functional unbundling of rates in separate charges for energy, transmission, distribution, the CTC, public benefit programs and nuclear decommissioning. The filing also included proposals for establishing new regulatory proceedings to replace current proceedings that will no longer be necessary during the rate freeze period.

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

If events occur during the restructuring process that result in all or a portion of the CTC being improbable of recovery, SCE could have write-offs associated with these costs if they are not recovered through another regulatory mechanism. At this time, SCE cannot predict what other revisions will ultimately be made during the restructuring process in subsequent proceedings or implementation phases, or the effect, after the transition period, that competition will have on its results of operations or financial position.

Subsequent Event

If the CPUC's restructuring is implemented as outlined, SCE would be allowed to recover its CTC (subject to a lower return on equity) and believes it should be allowed to continue to apply accounting standards that recognize the economic effects of rate regulation for its generation-related assets during the 1998-2001 transition period. However, in response to a request by the staff of the Securities and Exchange Commission (SEC), in December 1996, SCE submitted its views on the continued applicability of regulatory accounting standards for its generation-related assets. In its submittal, SCE and its independent accountants jointly concluded that, based on their current analysis, SCE will continue to meet the criteria for applying these accounting standards through the 1998-2001 transition period. In its February 1997 response, the SEC staff expressed continuing concern with SCE's conclusion and indicated that they wanted to meet further with SCE and the other major California electric utilities to resolve this matter. SCE and its independent accountants continue to believe that SCE meets such criteria and met with the SEC staff in March 1997 and presented additional and clarifying information seeking to convince the SEC staff of the merits of SCE's position. Following the meeting, the SEC staff submitted additional questions to SCE and the other major California electric utilities. The companies are preparing responses for submittal to the SEC staff. The authority to require SCE to discontinue applying regulatory accounting standards rests with the SEC. If SCE is required to discontinue the application of these accounting standards for its generation-related assets, it would have to write off generation-related regulatory assets, which at December 31, 1996, totaled approximately $600 million on an after-tax basis, primarily for the recovery of income tax benefits previously flowed-through to customers, the Palo Verde phase-in plan and unamortized loss on reacquired debt.

SCE believes that a proper application of regulatory accounting standards will result in it no longer meeting the criteria to apply these accounting standards to all of its non-hydroelectric generation-related assets after the end of the 1998-2001 transition period. If SCE continues the application of these accounting standards during the transition period, but during the transition period events occur that result in SCE no longer meeting the criteria for applying such standards, SCE may be required to write off the remaining balance of its recorded generation-related regulatory assets existing at that time.

If a non-cash write-off is required, SCE believes that it should not affect the stranded-cost recovery plans set forth in the CPUC's December 1995 restructuring decision and legislation enacted by the State of California in September 1996.

Unbundling of Distribution Services

On October 25, 1996, the CPUC issued an Order directing SCE to submit comments on, and cost estimates for, providing metering, billing, and related customer services. The CPUC issued the Order in connection with its ongoing investigation of the policies governing the restructuring of California's electric services industry. The purpose of this aspect of the CPUC's investigation is to determine the extent to which, if at all, nonutility energy service providers should be allowed to offer metering, billing, and related customer services, which currently are provided exclusively by SCE as part of its franchise service obligation. Such "unbundling" would expose SCE to competition in the provision of these services and create the potential for stranded costs. SCE submitted comments in compliance with the CPUC's Order on December 20, 1996. SCE submitted further comments on January 21, 1997 and February 7, 1997. The CPUC held a full-panel hearing on these matters on January 15, 1997, following which the Administrative Law Judge issued a proposed decision recommending that the CPUC "unbundle" metering and billing services in early 1998. SCE filed opening comments on the proposed Decision on March 6, 1997; on March 11, SCE submitted reply comments. The CPUC is expected to issue a decision setting forth its proposed policies in the second quarter of 1997. The CPUC is not bound by the proposed decision: they may accept it in whole or part, or may reject it and consider the matter further. Due to the uncertainty surrounding any future policies the CPUC may adopt with respect to unbundling, SCE is unable to provide an estimate of the potential financial impact of such policies.

Automated Meter Reading Proposal

SCE is developing a pilot automated meter reading (AMR) network capable of reading 20-50,000 meters at the cost of $12 million. The installation is underway and should be completed in 1997. If successful, SCE expects to proceed with full-scale deployment to 85 percent (3.6 million) of its customers. The full project would start in late 1997 and take four years to complete at an estimated capital cost of $350 million. The AMR system would allow SCE to read meters from a remote location and enable customers to respond to hourly price signals envisioned by electric restructuring beginning in January 1, 1998. Some of these costs would be offset by savings in operations and maintenance expenses, due to the reduction of manual meter reading. The net cost is expected to be approximately $75 million. On December 20, 1996, as part of its comments on unbundling (see above), SCE presented its AMR proposal to the CPUC. In the comments, SCE proposed the net cost of the project would be included in rates after the rate freeze required by Assembly Bill 1890 in 2002. As previously noted, SCE is expecting a CPUC decision concerning the unbundling of revenue cycle services and its AMR proposal in the second quarter of 1997.

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

The Clean Air Act provides the statutory framework to implement a program for achieving national ambient air quality standards in areas exceeding such standards and provides for maintenance of air quality in areas already meeting such standards. The Clean Air Act was amended in 1990, giving the South Coast Air Quality Management District ("SCAQMD") 20 years to achieve the federal air quality standards for ozone. The SCAQMD's 1997 Air Quality Management Plan ("AQMP") Update, adopted in November 1996, demonstrates a commitment to attain the federal ozone air quality standard by 2010. Consistent with the requirements of the AQMP and the Clean Air Act Amendments of 1990 ("CAAA"), the SCAQMD adopted rules to reduce emissions of oxides of nitrogen ("NOx") from combustion turbines, internal combustion engines, industrial coolers and utility boilers. On October 15, 1993, the SCAQMD adopted the Regional Clean Air Incentives Market ("RECLAIM") which replaces most of the previous rule requirements with a market mechanism for NOx emission trading (trading credits). RECLAIM will, however, require SCE to significantly reduce NOx emissions through retrofit or purchase of trading credits on all basin generation by 2003.

In Ventura County, a NOx rule was adopted requiring more than an 88% NOx reduction by June 1996 at all utility boilers. SCE has installed the required NOx controls in Ventura County.

The CAAA does not require any significant additional emissions control expenditures that are identifiable at this time. The amendments call for a five-year study of the sources and causes of regional haze in the southwestern U.S. Also, the Environmental Protection Agency ("EPA") and SCE will conclude a cooperative tracer study of SO2 emissions from the Mohave Coal Generating Station in late 1997 or mid- to late- 1998. This study is evaluating potential impact from Mohave emissions on haze within Grand Canyon National Park. The extent to which these studies may require sulfur dioxide emissions reductions at the Mohave plant is not known. The acid rain provisions of the amended Clean Air Act also put an annual limit on sulfur dioxide emissions allowed from power plants. SCE has received more sulfur dioxide allowances than it requires for its projected operations. As a result of a petition by Mohave County in the State of Arizona, the Nevada Department of Environmental Protection ("NDEP") studied the impact of the plume from the Mohave plant on the Mohave area air quality. The regulatory outcome required SCE to meet a new lower opacity limit in early 1994. The NDEP reviewed SCE's performance relative to the opacity limit again in 1995 and determined to retain the current standard. Until more definitive information on tracer study results are available, SCE expects to meet all the present regulations through improved operations at the plant.

The CAAA also requires the EPA to carry out a three-year study of risk to public health from emissions of toxic air contaminants from power plants, and to regulate such emissions only if required. The study has not been completed by EPA to date.

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

The Toxic Substances Control Act and accompanying regulations govern the manufacturing, processing, distribution in commerce, use and disposal of polychlorinated biphenyls, a toxic substance used in certain electrical equipment ("PCB waste"). Current costs for disposal of PCB waste are immaterial.

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

Edison International's recorded estimated minimum liability to remediate its 56 identified sites (55 at SCE and 1 at Edison Mission Energy) was $114 million at December 31, 1996. The ultimate costs to clean up Edison International's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as:
the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. Edison International believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $211 million. The upper limit of this range of costs was estimated using assumptions least favorable to Edison International among a range of reasonably possible outcomes.

The CPUC allows SCE to recover environmental-cleanup costs at 35 of its sites, representing $101 million of Edison International's recorded liability, through an incentive mechanism (SCE may request to include additional sites). Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs through insurance and other third-party recoveries. SCE has successfully settled insurance claims with all responsible carriers. Costs incurred at SCE's remaining 20 sites are expected to be recovered through customer rates. SCE has recorded a regulatory asset of $104 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

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

Edison International expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $4 million to $8 million. Recorded costs for 1996 were $7 million.

Based on currently available information, Edison International believes it is unlikely that it will incur amounts in excess of the upper limit of the estimated range and, based upon the CPUC's regulatory treatment of environmental-cleanup costs, Edison International believes that costs ultimately recorded will not have a material adverse effect on its results of operations or financial position. There can be no assurance, however, that future developments, including additional information about existing sites or the identification of new sites, will not require material revisions to such estimates.

Edison International's capital expenditures for environmental protection for the years 1997 through 2001 are projected to be $900 million. These expenditures are mainly for aesthetics treatment, including undergrounding certain transmission and distribution lines.

Business of SCE

SCE was incorporated under California law in 1909. SCE is a public utility primarily engaged in the business of supplying electric energy to a 50,000 square-mile area of central and southern California, excluding the City of Los Angeles and certain other cities. This area includes some 800 cities and communities and a population of more than 11 million people. SCE had 12,057 full-time employees at year-end 1996. During 1996, 39% of SCE's total operating revenue was derived from residential customers, 37% from commercial customers, 12% from industrial customers, 7% from public authorities, 4% from agricultural and other customers and 1% from resale customers. SCE comprises the major portion of the assets and revenues of Edison International, its parent holding company.

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

                                            Rate Matters

CPUC Retail Ratemaking

The rates for electricity provided by SCE to its retail customers comprise several major components established by the CPUC to compensate SCE for basic business and operational costs, fuel and purchased-power costs, and the costs of adding major new facilities.

Basic business and operational costs are recovered through base rates, which are determined in general rate case proceedings held before the CPUC every three years. CPUC decisions on SCE's PBR proposals (discussed under Competitive Environment) and the ongoing electric industry restructuring (discussed above) could affect the need for future general rate case proceedings. During a general rate case, the CPUC critically reviews SCE's operations and general costs to provide service (excluding energy costs and, in certain instances, major plant additions). The CPUC then determines the revenue requirement to cover those costs, including items such as depreciation, taxes, operation, maintenance, and administrative and general expenses. The revenue requirement is forecasted on the basis of a specified test year. Following the revenue requirement phase of a general rate case, SCE and the CPUC proceed to a rate design phase which allocates revenue requirements and establishes rate levels for customers.

SCE's fuel, purchased-power and energy-related costs of providing electric service are recovered through a balancing account mechanism called the Energy Cost Adjustment Clause ("ECAC"). Under the ECAC balancing account procedure, actual fuel, purchased-power and energy-related revenue and costs are compared and the difference is recorded as either an undercollection or overcollection. The amount recorded in the balancing account is periodically amortized through rate changes which return overcollections to customers by reducing rates or collect undercollections
from customers by increasing rates.   The costs recorded in the ECAC
balancing account are subject to reasonableness reviews by the CPUC. The reasonableness of execution and the ongoing administration of all purchased-power contracts including contracts with QFs is also reviewed in ECAC proceedings by the CPUC. During recent ECAC periods, in excess of $2.5 billion in costs arising from such contracts has annually been submitted for CPUC review. The CPUC has not yet completed its review of all of SCE's energy and fuel related costs for the period April 1, 1990, to the present. Certain incentive provisions are included in the ECAC that can affect the amount of fuel and energy-related costs actually recovered. SCE is required to make an ECAC filing for each calendar year, and must also make a second filing for a mid-year adjustment if it would result in an ECAC rate change exceeding 5% of total annual revenue.

The CPUC has also adopted a Nuclear Unit Incentive Procedure ("NUIP") which provides for a sharing of additional energy costs or savings between SCE and its ratepayers when operation of any of the units of San Onofre or Palo Verde Units is outside a specified range (55% to 80% of each unit's capacity factor). The NUIP ended for San Onofre Units 2 and 3 at the end of fuel cycle number seven which occurred on May 23, 1995, and September 26, 1995, respectively. The CPUC also modified the NUIP for Palo Verde Units 1, 2 and 3. The NUIP for Palo Verde will continue through December 31, 2001, for purposes of calculating a reward only. The current NUIP period, which would have included the average of Fuel Cycles 6 and 7, was adjusted for Palo Verde to include only Fuel Cycle 6. If any of the three Palo Verde units operate above an 80% Gross Capacity Factor
(GCF) for a subsequent fuel cycle within the period, the NUIP reward will be calculated based on the difference between the additional variable cost and the market price (or replacement power cost until the market becomes operational) for the output above an 80% GCF. Any NUIP reward based upon a fuel cycle not completed by December 31, 2001 will be calculated on a pro-rata basis ending November 1, 2001.

The Electric Revenue Adjustment Mechanism reflects the difference between the recorded and authorized level of base rate revenue. The CPUC adopted this mechanism primarily to minimize the effect on earnings of fluctuations in retail kilowatt-hour sales.

Energy Cost Adjustment Clause ("ECAC")

A CPUC decision related to SCE's 1996 authorized revenue for fuel and purchased power was issued on February 23, 1996. At issue was the treatment of a $237 million overcollection in ECAC. The CPUC ordered a one-time credit applied to customer bills in 1996. SCE's 1996 CPUC-authorized revenue, including the effects of other rate actions, was reduced by $338 million or 4.4%. SCE was required to credit customer bills in June 1996 and did refund the $237 million overcollection referred to above.

1992 Annual ECAC Application

SCE filed its testimony in the QF reasonableness phase of SCE's 1992 ECAC proceeding on September 1, 1992. On January 16, 1996, the CPUC's Office of Ratepayer Advocates ("ORA") released its report on QF reasonableness for both the 1992 record period and as to issues that had been reserved from the 1991 ECAC proceeding. The report recommends: (1) disallowances of $8,678,458 for the 1992 record period and $8,039,177 for the 1991 record period attributable to alleged deficiencies in how SCE administers the firm capacity payment provisions in its agreements with QFs; (2) disallowances of $5,904,143 for the 1992 record period and $5,007,701 for the 1991 record period regarding QF sales of energy that exceed the nameplate ratings specified by the QF in Interim Standard Offer No. 4
(ISO4) contracts and negotiated contracts containing similar payment provisions; and (3) disallowances of $21,150 for the 1992 record period and $21,751 for the 1991 record period relating to purchases of as-available capacity from QFs in excess of the nameplate ratings specified by the QF in ISO4 and similar contracts. The report requests that such disallowances be assessed on a continuing basis until SCE ends its challenged practices in these areas. No schedule has been set for further testimony or hearings on these issues.

1994 Annual ECAC Application

In May 1994, SCE filed its testimony in the non-Qualifying Facilities phase of the 1994 Energy Cost Adjustment Clause proceeding. In May 1995, the ORA filed its report on the reasonableness of SCE's gas supply costs for both the 1993 and 1994 record periods. The report recommends a disallowance of $13.3 million for excessive costs incurred from November 1993 through March 1994 associated with SCE's Canadian gas purchase and supply contracts. The report requests that the CPUC defer finding SCE's Canadian supply and transportation agreements reasonable for the duration of their terms and that the costs under these contracts be reviewed on a yearly basis. In October 1996, the ALJ consolidated the hearings for gas reasonableness issues in A. 95-05-049 covering the period April 1, 1994 through March 31, 1995 with the 1994 Application. ORA has recommended a disallowance of $37.5 million for excessive costs for the 1995 record period. If formation of these contracts is not found reasonable by the CPUC, any costs found unreasonable would be disallowed in subsequent record periods. An adverse ruling by the CPUC on contract reasonableness could also affect SCE's future recovery of any termination costs
associated with these contracts.   SCE and ORA have filed several rounds
of testimony on this issue. Hearings began in January 1997 and concluded in February 1997. A decision is expected in late 1997.

1995 Annual ECAC Application

SCE filed its Reasonableness of Operations testimony on May 26, 1996. The non-QF report addresses power purchases and exchanges, and the operation of hydro, coal, gas and nuclear resources for the period April 1, 1994, through March 31, 1995. In May 1996, the ORA issued its reasonableness report on several reasonableness issues. The Report recommends a $6,623,936 disallowance for replacement fuel expenses associated with 64 outage days due to the Palo Verde Nuclear Generating Station Unit 2 steam generator tube rupture in 1993. In February 1997, SCE filed its rebuttal testimony addressing these issues. No schedule has been set for the reasonableness phase.

On October 4, 1996, the ORA issued its report on SCE's Canadian gas procurement contracts discussed above. The report recommends a $37.6 million disallowance for the period April 1994 through March 1995. On October 17, 1996, the ALJ consolidated the gas reasonableness issues into the 1994 ECAC proceeding. SCE filed rebuttal testimony on December 31, 1996. Hearings on this matter began in January 1997 and concluded in February 1997. A decision is expected in late 1997.

Mohave Generating Station

A 1994 CPUC decision stated that SCE was liable for expenditures related to a 1985 accident at the Mohave Generating Station. In July 1996, the CPUC approved a settlement agreement between SCE and the ORA which resulted in a $39 million (including interest) refund to SCE's customers. The refund, which had been previously reserved, was completed by year-end 1996.

FERC Stranded Cost/Open Access Transmission Decision

In April 1996, the FERC issued its decision on stranded cost recovery and open access transmission effective July 1996. The FERC issued an order reaffirming its basic determinations, clarifying certain terms, and making several changes in March 1997. The decision requires all electric utilities subject to the FERC's jurisdiction to file transmission tariffs which provide competitors with increased access to transmission facilities for wholesale transactions and also establishes information requirements for the transmission utility. The April 1996 decision, affirmed in the March 1997 decision, also provides utilities with the recovery of stranded costs, which are prior-service costs incurred under the current regulatory framework. In addition to providing recovery of stranded costs associated with existing wholesale customers, the FERC directed that it would have primary jurisdiction over the recovery of stranded costs associated with retail-turned-wholesale customers (e.g., a new municipal electric system), although the FERC did clarify that it does not intend to prevent or interfere with the authority of a state and that it has discretion to defer to a state stranded cost calculation method. Also in the March 1997 decision, the FERC expanded its authority on stranded cost recovery associated with retail-turned-wholesale customers to include municipal annexations. Retail stranded costs resulting from a state-authorized retail direct-access program are the responsibility of the states and the FERC would only address recovery of these costs if the state has no authority to do so. However, the FERC clarified that it will not entertain such requests if a state regulatory authority has addressed such costs, regardless of whether the state regulatory authority has allowed full recovery, partial recovery, or no recovery. In compliance with the April 1996 FERC decision, SCE filed a revised open access tariff with the FERC in July 1996. The tariff became effective, on an interim basis, subject to refund, as of its filing date. The FERC accepted SCE's compliance filing in February 1997. SCE will revise its tariff to reflect the few revisions set forth in the March 1997 order.

Palo Verde Ratemaking Proposal

On December 20, 1996, the CPUC issued a final decision on SCE's proposal for a new rate mechanism for its 15.8% share of the three units at Palo Verde. The decision adopts the Palo Verde All-Party Settlement filed with the CPUC on November 15, 1996. The settlement was based on a Memorandum of Understanding signed by all of the active parties to the Palo Verde proceeding. Under the settlement, SCE has the opportunity to recover its remaining investment (approximately $1.2 billion) in Palo Verde beginning January 1, 1997, and ending December 31, 2001, earning a reduced rate of return on rate base of 7.35% instead of the current 9.49%. Also, SCE will utilize a balancing account to pass through Palo Verde's incremental operating costs (considered reasonable so long as they do not exceed 30% of a baseline forecast and the site's gross annual capacity factor does not go below 55%) to ratepayers. Beginning January 1, 1998, this balancing account will become part of the CTC mechanism. If SCE's actual costs are less than the forecast, the difference will benefit ratepayers as a credit to the CTC mechanism. After 2001, SCE's ratepayers will receive 50% of the benefits derived from the operation of Palo Verde.

Workforce Reductions

During 1996, Edison International offered a voluntary retirement program to certain eligible employees. Approximately 3,000 employees (2,200 non-represented and 800 represented employees) accepted the terms of this program. After allowance for the effects of pension settlement gains, Edison International's net expense for this program was $7 million.

Proposed New Accounting Standard

During 1996, the Financial Accounting Standards Board issued an exposure draft, that would establish accounting standards for the recognition and measurement of closure and removal obligations. The exposure draft would require the estimated present value of an obligation to be recorded as a liability, along with a corresponding increase in the plant or regulatory asset accounts when the obligation is incurred. If the exposure draft is approved in its present form, it would affect SCE's accounting practices for decommissioning of its nuclear power plants, obligations for coal mine reclamation costs, and any other activities related to the closure or removal of long-lived assets. SCE does not expect that the accounting changes proposed in the exposure draft, even after deregulation, would have an adverse effect on its results of operations due to its current and expected future ability to recover these costs through customer rates.

                                Fuel Supply and Purchased Power Costs

Fuel and purchased-power costs were approximately $3.3 billion in 1996, a 4.4% increase over 1995.

SCE's sources of energy during 1996 were: purchased power 45%; natural gas 15%; nuclear 21%; coal 12%; and hydro 7%.

Average fuel costs, expressed in cents per kilowatt-hour, for the year ended December 31, 1996, were: oil, 7.67 cents; natural gas, 2.94 cents; nuclear, 0.48 cents; and coal, 1.37 cents.

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

To implement its all-gas strategy, SCE acquired a balanced portfolio of gas supply and transportation arrangements. Traditionally, natural gas needs in southern California were met from gas production in the southwest region of the country. To diversify its gas supply, SCE entered into four 15-year natural gas supply agreements with major producers in western Canada. These contracts, totaling 200,000,000 cubic feet per day, have market-sensitive pricing arrangements. This represents about 55% of SCE's current average annual supply needs. The rest of SCE's gas supply is acquired under short-term contracts from Texas, New Mexico and the Rocky Mountain region.

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

Nuclear Fuel Supply

SCE has contractual arrangements covering 100% of the projected nuclear fuel requirements for San Onofre through the years indicated below:

                                                                     Units
                                                                     2 & 3
                                                                     -----
         Uranium concentrates(1). . . . . . . . . . . . . . . . . . .2003
         Conversion . . . . . . . . . . . . . . . . . . . . . . . . .2003
         Enrichment . . . . . . . . . . . . . . . . . . . . . . . . .2003
         Fabrication. . . . . . . . . . . . . . . . . . . . . . . . .2005
         Spent fuel storage(2). . . . . . . . . . . . . . . . . 2006/2006
_______________
(1) Assumes the San Onofre participants meet their supply obligations in a timely manner.

(2) Assumes full utilization of expanded on-site storage capacity and normal operation of the units, including interpool transfers and maintaining full-core reserve. To supplement existing spent fuel storage, a contingency plan is being developed to construct additional on-site storage capacity with initial operation scheduled for no later than 2005. The Nuclear Waste Policy Act of 1982 requires that the DOE provide for the disposal of utility spent nuclear fuel beginning in 1998. The DOE has stated that it will not be able to meet the 1998 date to start accepting spent nuclear fuel and has requested stakeholder input as to the best course of action to accommodate the delay.

Participants in Palo Verde have purchased uranium concentrates sufficient to meet projected requirements through 1997. Independent of arrangements made by other participants, SCE will furnish its share of uranium concentrates requirements through at least 1997 from existing contracts. Contracts cover requirements to provide conversion and fabrication through 2016, and enrichment through 2002.

Palo Verde on-site spent fuel storage capacity will accommodate needs through 1999 while maintaining full-core offload reserve. Planned modifications will extend storage capacities with full-core reserve through 2004 for Units 1 and 2 and through 2005 for Unit 3.

Business of The Nonutility Companies

The activities of the Nonutility Companies are described below. For Edison International's business segment information for each of the years ended December 31, 1996, 1995 and 1994, see Note 12 of "Notes to
Consolidated Financial Statements" contained in the 1996 Annual Report to Shareholders incorporated by reference in this report.

Edison Mission Energy. Edison Mission Energy (EME), primarily through its subsidiary corporations, is engaged in the business of developing, owning, and operating cogeneration, small power, geothermal, and other principally energy-related projects. At December 31, 1996, EME subsidiaries held interests in 28 domestic and 24 international operating power production facilities with an aggregate power production capability of 7,549 MW, of which 4,706 MW are attributable to EME's interests. These operating facilities are located in California, Florida, Nevada, New Jersey, New York, Pennsylvania, Virginia, Washington, West Virginia, Australia, Spain and the United Kingdom. In addition, facilities aggregating more than 1,742 MW, of which EME's anticipated share is approximately, 743 MW, are in the construction stage. EME owns interests in oil and gas producing operations and related facilities in Canada and various U.S. locations.
On March 4, 1997, EME entered into an agreement to sell its ownership interest in B.C. Star Partners (B.C. Star) to Remington Energy Ltd. for approximately $71 million. B.C. Star, an oil and gas partnership between Texaco Canada Petroleum Inc. and Mission Energy Canada Corporation, wholly-owned subsidiary of EME, operates 11 producing properties in Canada. The transaction is expected to close on or about April 30, 1997. EME expects to record an after-tax gain upon the closing of the transaction in the second quarter of 1997.

EME's activity in the Asia Pacific region commenced in December 1992 with the acquisition of a 51% interest in the Loy Yang B Power Station, Australia's first electric privatization effort. The remaining 49% of the power station is owned by the State of Victoria. The first of two 500-mw units at Loy Yang B began commercial operations in October 1993. Unit 2 commenced commercial operations in October 1996. An EME affiliate provides operations and maintenance services for both units. In April 1995, EME and its partners, Mitsui & Co. Ltd., General Electric Corporation and P.T. Batu Hitam Perkasa, an Indonesian limited liability company, commenced constrution of the $2.5 billion Paiton project, a 1,230-mw coal-fired power plant in East Java, Indonesia. The project will consist of two units, each of which is expected to have a capacity of 615 MW. Construction of the plant continues on schedule, with commercial operation expected in early 1999. In January 1996, EME purchased an additional 7.5% interest in the Paiton project from General Electric Corporation, thereby increasing its ownership interest to 40%. Kwinana is a $108 million 116 MW gas-fired cogeneration project located at the British Petroleum Kwinana refinery near Perth, Australia. The project, which is 100% owned by EME, began commercial operations in December 1996. The project supplies electricity to Western Power (formerly the State Electricity Commission of Western Australia) and both electricity and steam to the British Petroleum Kwinana refinery. Additional projects under development in the Asia Pacific region include projects located in the Philippines and Thailand.

EME's operating projects in the European region are the First Hydro project located in North Wales, the Roosecote project in northwest England, the Derwent project located in Derby, England and the Iberian Hy-Power projects (which consist of 18 small, hydroelectric facilities) in Spain. Iberian Hy-Power I was acquired in December 1992, and Iberian Hy-Power II was acquired in August 1993. In January 1996, EME purchased the remaining equity stake in Iberian Hy-Power Amsterdam, B.V., increasing its ownership percentage to approximately 100%(minority interests are owned in three of the projects by third parties). In December 1995, First Hydro Finance Plc ("First Hydro Finance"), an indirect subsidiary of EME, purchased all of the outstanding shares of First Hydro Company ("First Hydro", formerly First Hydro Limited) for approximately $1 billion (653 million pounds sterling). First Hydro's principal assets consist of two pumped storage electric power stations located in North Wales at Dinorwig and Ffestiniog, which have a combined capacity of 2,088 MW. The Dinorwig station, which was commissioned in 1983, comprises six units totaling 1,728 MW. The Ffestiniog station was commissioned in 1963 and comprises four units totaling 360 MW. First Hydro is an independent generating company with three main sources of revenues: (i) selling power into the electricity trading market or "pool" in England and Wales, (ii) providing system support services to The National Grid Company Plc, and (iii) selling its installed capacity forward by entering into "contracts for differences" with large electricity suppliers. In June 1995, EME (49% ownership) and its partner, ISAB S.p.A. (51% ownership), signed a twenty-year power purchase contract with ENEL S.p.A., Italy's state electricity corporation, pursuant to which ENEL S.p.A. will purchase 507 MW of output from the 512 MW ISAB power project, which is located near Siracusa in Sicily, Italy. The project will employ gasification technology to convert heavy oil residues from the ISAB refinery in Priolo Gargallo into clean-burning syngas that will be used to generate electricity in a combustion turbine. The approximately 2 trillion Italian lira (US $1.3 billion) project financial closing was completed in April 1996, with construction commencing in July 1996. Commercial operation is expected in late 1999. In February 1995, EME (80% ownership) signed a shareholders agreement to develop the $180 million Doga Enerji A.S. project in Esenyurt, near Istanbul, Turkey. The 180-mw combined cycle gas-fired cogeneration facility is expected to commence commercial operations in 1998.

At December 31, 1996, EME had total consolidated assets of $5 billion and for the year then ended, had consolidated operating revenue of $843,618,000 and consolidated net income of $92,065,000.

Currently, most of EME's domestic operating power production facilities have QF status under Public Utility Regulatory Policies Act ("PURPA") and the regulations promulgated thereunder. QF status exempts the projects from the application of the Holding Company Act, many provisions of the Federal Power Act, and state laws and regulations respecting rates and financial or organizational regulation of electric utilities. EME, through wholly-owned subsidiaries, also has ownership interests in three operating power projects that have received exempt wholesale generator status as defined in the Holding Company Act. In addition, some EME subsidiaries have made fuel-related investments and a limited number of non-energy related investments.

While QF status entitles projects to the benefits of PURPA, each project must still comply with other federal, state and local laws, including those regarding siting, construction, operation, licensing and pollution abatement.

Edison Capital. Edison Capital participates in investment opportunities involving leveraged leasing, project financing, affordable housing and cash management. Its investments include interests in nuclear power, cogeneration, waste-to-energy, hydroelectric, electric transportation and affordable housing facilities. Since its inception in 1987, Edison Capital has invested in 168 projects.

In 1996, Edison Capital strengthened its presence in the global energy and infrastructure markets. The Company plans to use its capital and financial structuring skills to help meet the significant demand for capital to facilitate the development and privatization of energy and infrastructure projects and systems. To pursue opportunities in Europe, the Company opened an office in London. Edison Capital also closed an $80 million investment in the $1 billion AIG/GE Capital Latin American Infrastructure Fund.

During 1996, Edison Capital invested $122 million in new affordable housing projects and has committed to invest nearly $133 million in projects to be completed in the next two years. In addition, the Company expanded its participation in this business segment by arranging and selling an interest in a number of affordable housing projects for $36 million in December 1996.

Edison Capital significantly expanded its highly successful affordable housing business nationwide in 1996. The Company acquired East Coast Capital, a leading, privately-held, low-income housing tax credit syndicator based in Boston. With this acquisition, Edison Capital established a strong origination and underwriting position in the Midwestern and Eastern affordable housing markets. Between them, Edison Capital and East Coast Capital have closed more than $1 billion of equity investments in affordable housing developments during the past eight years, ranking the two companies as industry leaders.

At December 31, 1996, Edison Capital had total consolidated assets of $1.4 billion and, for the year then ended, consolidated operating revenue of $48.7 million and consolidated net income of $40.5 million.

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

At December 31, 1996, Mission Land Company had total consolidated assets of $257 million and for the year then ended, consolidated operating revenue of $63 million and consolidated net loss of $13.5 million. Since deciding to exit the real estate business in late 1991, Mission Land Company has substantially reduced assets through asset sales, reduced debt significantly, improved operating income through higher occupancy rates and lowered operating costs and increased real estate reserves. As a result, Mission Land Company believes it has improved its ability to systematically exit the real estate business in a self-sustaining way. However, Mission Land Company may experience additional losses if the real estate market deteriorates.

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

Edison EV. Edison EV, formed in November 1995, is engaged in the business of providing services related to electric vehicles, including the distribution and installation of electric vehicle charging equipment. Edison EV is currently the authorized distributor of Delco Electronics Corporation's MAGNE CHARGETM inductive charging systems for California and Arizona. In addition, Edison EV has formed marketing alliances with General Motors Corporation to provide charging equipment for GM's EV1 (launched in December 1996) and Chevrolet's electric S-10 pickup truck (to be launched in April 1997) as well as American Honda Motor Co., Inc. to provide charging equipment for the EV PLUS (which will be available for lease in Honda showrooms in May 1997).

At December 31, 1996, Edison EV had total consolidated assets of
$1,823,073 and for the year then ended, consolidated operating revenue of $874,564 and consolidated net losses of $1,654,885.

Item 2.  Properties of SCE

                               Existing Utility Generating Facilities

SCE owns and operates 12 oil- and gas-fueled electric generating plants, one diesel-fueled generating plant, 38 hydroelectric plants and an undivided 75.05% interest (1,614 MW net) in Units 2 and 3 at San Onofre.

These plants are located in central and southern California. Palo Verde (15.8% SCE-owned, 579 MW net) is located near Phoenix, Arizona. SCE owns a 48% undivided interest (754 MW) in Units 4 and 5 at the Four Corners Generating Station ("Four Corners Project"), a coal-fueled steam electric generating plant in New Mexico. Palo Verde and the Four Corners Project are operated by other utilities. SCE operates and owns a 56% undivided interest (885 MW) in Mohave, which consists of two coal-fueled steam electric generating units in Clark County, Nevada. At year-end 1996, the existing SCE-owned generating capacity (summer effective rating) was comprised of approximately 65% gas, 15% nuclear, 11% coal, 8% hydroelectric and 1% oil.

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

With certain exceptions, major and certain minor hydroelectric projects with related reservoirs, currently having an effective operating capacity of 1,156 MW and located in whole or in part on lands of the U.S., are owned and operated by SCE under governmental licenses which expire at various times between 1997 and 2026. Such licenses impose numerous restrictions and obligations on SCE, including the right of the United States to acquire the project upon payment of specified compensation.
When existing licenses expire, FERC has the authority to issue new licenses to third parties, but only if their license application is superior to SCE's and then only upon payment of specified compensation to SCE. Any new licenses issued to SCE are expected to be issued under terms and conditions less favorable than those of the expired licenses. SCE's applications for the relicensing of certain hydroelectric projects referred to above with an aggregate effective operating capacity of 59.1 MW are pending. Annual licenses issued for all SCE projects, whose licenses have expired and are undergoing relicensing, will be renewed until the new licenses are issued.

In 1996, SCE's peak demand was 18,207 MW, set on August 14, 1996. Total area system operating capacity of 21,602 MW was available to SCE at the time of the 1996 peak. SCE's record peak demand of 18,413 MW occurred on August 17, 1992.

Substantially all of SCE's properties are subject to the lien of a trust indenture securing First and Refunding Mortgage Bonds ("Trust Indenture"), of which approximately $3.7 billion principal amount was outstanding at December 31, 1996. Such lien and SCE's title to its properties are subject to the terms of franchises, licenses, easements, leases, permits, contracts and other instruments under which properties are held or operated, certain statutes and governmental regulations, liens for taxes and assessments, and liens of the trustees under the Trust Indenture. In addition, such lien and SCE's title to its properties are subject to certain other liens, prior rights and other encumbrances, none of which, with minor or unsubstantial exceptions, affects SCE's right to use such properties in its business, unless the matters with respect to SCE's interest in the Four Corners Project and the related easement and lease referred to below may be so considered.

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

                          SCE Construction Program and Capital Expenditures

Cash required by SCE for its capital expenditures totaled $616 million in 1996, $773 million in 1995, and $982 million in 1994. Construction expenditures for the 1997-2001 period are forecasted at $3.4 billion.

In addition to cash required for construction expenditures for the next five years as discussed above, $1.8 billion is needed to meet requirements for long-term debt maturities and sinking fund redemption requirements.

SCE's estimates of cash available for operations for the five years through 2001 assume, among other things, the receipt of adequate and timely rate relief and the realization of its assumptions regarding cost increases, including the cost of capital. SCE's estimates and underlying assumptions are subject to continuous review and periodic revision.

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

On January 10, 1996, the CPUC's decision for SCE's Test Year 1995 GRC rejected a settlement agreement proposed by SCE, San Diego Gas & Electric (SDG&E) and ORA in its original form, but proposed modifications to certain terms related and granted SCE the opportunity to accept the portion of the settlement agreement related to San Onofre Units 2 and 3 with the proposed modifications. The CPUC gave SCE 25 days to prepare a detailed proposal consistent with the policy adopted in its Decision. On February 5, 1996, SCE filed a revised San Onofre Unit 2 and 3 proposal in which it accepted the modifications to certain settlement agreement terms as proposed by the CPUC. The CPUC adopted the revised proposal on April 10, 1996. Under this Proposal, SCE would have recovered its remaining investment in San Onofre Units 2 and 3 at a reduced rate of return (7.35% compared to the current 9.55%), but on an accelerated basis during the eight-year period from the effective date in 1996 through December 31, 2003. Under AB 1890, however, the recovery of the San Onofre remaining investment must be completed by December 31, 2001. In addition, the traditional cost-of-service ratemaking for San Onofre Units 2 and 3 was superseded by incremental cost incentive pricing (ICIP), in which SCE's customers would pay a preset price for each kilowatt-hour of energy generated at San Onofre during the eight-year period. AB 1890 expressly allowed continuation of ICIP pricing through December 31, 2003, the end of the eight-year period. SCE was compensated for the incremental costs required for the continued operation of San Onofre Units 2 and 3 only with revenues earned through the ICIP. However, SCE also retained the ability to request recovery of the cost of fuel consumed for generation of replacement energy for periods in which San Onofre is not generating power through future ECAC filings. SCE would also continue to collect funds for decommissioning expenses through traditional ratemaking treatment.

In the restructuring decision, the CPUC ordered SCE to file an application by March 29, 1996, requesting a new rate mechanism for its share of the Palo Verde units to be effective January 1, 1997. On February 29, 1996, SCE filed its Palo Verde Proposal Application requesting adoption of a new rate mechanism for Palo Verde consistent with the San Onofre Units 2 and 3 rate mechanism. On November 15, 1996, SCE, ORA and TURN, entered into a settlement agreement regarding SCE's Palo Verde Proposal Application. The settlement retained SCE's proposal to recover its remaining investment in the Palo Verde units by December 31, 2001 at a reduced rate of return (7.35% compared to the current 9.55%) consistent with Assembly Bill 1890, but modified SCE's proposed Palo Verde rate mechanism. Instead of receiving a preset price for each kilowatt-hour of energy generated during that period, as proposed, the settling parties agreed that SCE would recover its share of Palo Verde incremental operating costs, except if those costs exceed 95% of the levels forecast by SCE in its application by more than 30% in any given year. In that case, SCE must demonstrate that the aggregate amount of the costs exceeding the forecast in that year are reasonable. In addition, if the annual Palo Verde site Gross Capacity Factor (GCF) is less than 55% in a calendar year, SCE will bear the burden of proof to demonstrate that the site's operations causing the GCF to fall below 55% were reasonable in that year. If operations are determined to be unreasonable by the CPUC, SCE's replacement power purchases associated with that period of Palo Verde operations below 55% GCF may be disallowed. The CPUC approved the settlement agreement on December 20, 1996.

Beginning in 2002, power from Palo Verde Units 1, 2 and 3 will be sold at the then-current market prices with 50% of the benefits of such operation given to customers. Likewise, beginning in 2004, power from San Onofre Units 2 and 3 will be sold at the then-current market prices with 50% of the benefits of such operation given to customers.

San Onofre Nuclear Generating Station

In August 1992, the CPUC approved a settlement agreement between SCE and the CPUC's ORA to discontinue operation of Unit 1 at the end of its then-current fuel cycle. As part of the agreement, SCE recovered its remaining investment over a four-year period ending August 1996, earning an 8.98% rate of return on rate base. In November 1992, SCE discontinued operation of Unit 1.

The Units 2 and 3 steam generators have performed relatively well through the first 15 years of operation, with low rates of ongoing tube degradation. During the most recent Unit 2 refueling and inspection outage, however, an increased rate of degradation was identified, resulting in removing 1.8% of the tubes from service. The cumulative total of Unit 2's tubes removed from service is now 5.5%, well below the maximum 10% allowed in the steam generator design before the rating capacity of the unit must be reduced. As a result of the increased degradation, a mid-cycle inspection outage will be conducted in 1998 for Unit 2. Depending on the results of a forthcoming refueling and inspection outage for Unit 3, a mid-cycle inspection outage may be required in 1998 for that unit also.

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

Based on latest available data, APS estimates that the Unit 1 and Unit 3 steam generators should operate for the 40 year licensed operating life of those units, although APS continues to monitor the situation. APS has disclosed that it believes it will be economically desirable to replace the Unit 2 steam generators, which have been most affected by tube cracking, in five to ten years. APS has indicated to the participants that it believes that replacement of the Unit 2 steam generators would cost between $100 million and $150 million. SCE estimates that this cost could be higher, such that its share of this cost would be between $16 million and $30 million plus replacement power costs. Unanimous approval of the Palo Verde participants is required for capital improvements, including steam generator replacement. SCE is evaluating APS' analyses, conducting its own review, and has not yet decided whether it supports replacement of the steam generators.

Nuclear Facility Decommissioning

With the exception of San Onofre Unit 1, SCE plans to decommission its nuclear generating facilities at the end of each facility's operating license by a prompt removal method authorized by the NRC. Currently, San Onofre Unit 1, which shut down in 1992, is expected to be stored until decommissioning begins at the other San Onofre units. Decommissioning is estimated to cost $2.0 billion in current-year dollars based on site-specific studies performed in 1993 for San Onofre and 1992 for Palo Verde. This estimate considers the total cost of decommissioning and dismantling the plant, including labor, material, burial and other costs. The site specific studies are updated approximately every three years. Changes in the estimated costs, timing of decommissioning, or the assumptions underlying these estimates could cause material revisions to the estimated total cost to decommission in the near term. Decommissioning is scheduled to begin in 2013 at San Onofre and 2024 at Palo Verde.

Decommissioning costs, which are recovered through customer rates, are recorded as a component of depreciation expense. Decommissioning expense was $148 million in 1996, $151 million in 1995 and $122 million in 1994. The accumulated provision for decommissioning was $949 million at December 31, 1996, and $823 million at December 31, 1995. The estimated costs to decommission San Onofre Unit 1 ($263 million) are recorded as a liability.

Decommissioning funds collected in rates are placed in independent trusts which, together with accumulated earnings, will be utilized solely for decommissioning.

Nuclear Facility Depreciation

In October 1994, the CPUC authorized SCE to accelerate recovery of its nuclear plant investments by $75 million per year through 2011, with a corresponding deceleration in recovery of its transmission and distribution assets through revised depreciation estimates over their remaining useful lives. Recovery of the San Onofre and Palo Verde nuclear plant investment has been further accelerated by the 1995 GRC decision, industry restructuring, legislation, and the Commission's decision adopting the Palo Verde Settlement.

Nuclear Insurance

Federal law limits public liability claims from a nuclear incident to $8.9 billion. SCE and other owners of San Onofre and Palo Verde have purchased the maximum private primary insurance available ($200 million). The balance is covered by the industry's retrospective rating plan that uses deferred premium charges to every reactor licensee if a nuclear incident at any licensed reactor in the U.S. results in claims and/or costs which exceed the primary insurance at that plant site. Federal regulations require this secondary level of financial protection. The Nuclear Regulatory Commission exempted San Onofre Unit 1 from this secondary level, effective June 1994. The maximum deferred premium for each nuclear incident is $79 million per reactor, but not more than $10 million per reactor may be charged in any one year for each incident. Based on its ownership interests, SCE could be required to pay a maximum of $158 million per nuclear incident. However, it would have to pay no more than $20 million per incident in any one year. Such premium amounts include a 5% surcharge if additional funds are needed to satisfy public liability claims and are subject to periodic adjustment for inflation. If the public liability limit above is insufficient, federal regulations may impose further revenue-raising measures to pay claims, including a possible additional assessment on all licensed reactor operators.

Property damage insurance covers losses up to $500 million, including decontamination costs, at San Onofre and Palo Verde. Decontamination liability and property damage coverage exceeding the primary $500 million has also been purchased in amounts greater than federal requirements. Additional insurance covers part of replacement power expenses during an accident-related nuclear unit outage. These policies are issued primarily by mutual insurance companies owned by utilities with nuclear facilities. If losses at any nuclear facility covered by these arrangements were to exceed the accumulated funds for these insurance programs, SCE could be assessed retrospective premium adjustments of up to $34 million per year. Insurance premiums are charged to operating expense.


Item 3.  Legal Proceedings

Edison Mission Energy

                                           PMNC Litigation

In February 1997, a civil action was commenced in the Superior Court of the State of California, Orange County, entitled The Parsons Corporation and PMNC v. Brooklyn Navy Yard Cogeneration Partners, L.P., Mission Energy New York, Inc. and B-41 Associates, L.P., Case No. 774980, in which plaintiffs assert general monetary claims under the Construction Turnkey Agreement in the amount of $136.8 million. In addition to defending this action, Brooklyn Navy Yard has also filed an action entitled Brooklyn Navy Yard Cogeneration Partners, L.P. v. PMNC, Parsons Main of New York, Inc., Nab Construction Corporation, L.K. Comstock & Co., Inc. and The Parsons Corporation in the Supreme Court of the State of New York, Kings County, Index No. 5966/97 asserting general monetary claims in excess of $13 million under the Construction Turnkey Agreement. EME believes that the outcome of this litigation will not have a material adverse effect on its consolidated financial position or results of operations.

Southern California Edison Company

                                            QF Litigation

On May 20, 1993, four geothermal QFs filed a lawsuit against SCE in Los Angeles County Superior Court, claiming that SCE underpaid, and continues to underpay, the plaintiffs for energy. SCE denied the allegations in its response to the complaint. The action was brought on behalf of Vulcan/BN Geothermal Power Company, Elmore L.P., Del Ranch L.P., and Leathers L.P., each of which was partially owned by a subsidiary of Edison Mission Energy (a subsidiary of Edison International) at the time of filing. In April 1996, Edison Mission Energy's 50% share in these projects was sold to CalEnergy. In October 1994, plaintiffs submitted an amended complaint to the court to add causes of action for unfair competition and restraint of trade. In July 1995, after several motions to strike had been heard by the court, the plaintiffs served a fourth amended complaint, which omitted the previous claims based on alleged restraint of trade. The plaintiffs allege in the fourth amended complaint that past underpayments have totaled at least $21 million. In other court filings, plaintiffs contend that additional contract payments owing from the beginning of the alleged underpayments through the end of the contract term could total approximately $60 million. Plaintiffs also seek unspecified punitive damages and an injunction to enjoin SCE from "future" unfair competition. After SCE's motion to strike portions of the fourth amended complaint was denied, SCE filed an answer to the fourth amended complaint which denies its material allegations.

On May 1, 1996, the parties entered into an agreement for a settlement of all claims in dispute. Pursuant to the agreement, the specific terms of which are confidential, a settlement amount has been paid and the parties have entered into mutual general releases, with respect to the period before January 1, 1996. The Company intends to seek recovery of this payment through rates. The Company has also agreed, subject to CPUC approval, to increase payments to plaintiffs for specified levels of energy deliveries for the period after December 31, 1995. Plaintiffs have reserved the right to continue the litigation with respect to the period after December 31, 1995, if CPUC approval is not obtained. On August 8, 1996, the Company filed its application with the CPUC for approval of the settlement as it pertains to the period after 1995. On December 20, 1996, the ORA filed a protest to the application. In its protest, the ORA requests that the CPUC not grant the application or, in the alternative, that the CPUC conduct hearings on the application. On January 17, 1997, the Company filed a reply to the ORA's request. On February 27, 1997, a prehearing conference was held, at which time SCE's application was set for hearing to commence on April 23, 1997.

Between January 1994 and October 1994, SCE was named as a defendant in a series of eight lawsuits brought by independent power producers of wind generation. Seven of the lawsuits were filed in Los Angeles County Superior Court and one was filed in Kern County Superior Court. The lawsuits allege SCE incorrectly interpreted contracts with the plaintiffs by limiting fixed energy payments to a single 10-year period rather than beginning a new 10-year period of fixed energy payments for each stage of development. In its responses to the complaints, SCE denied the plaintiffs' allegations. In each of the lawsuits, the plaintiffs seek declaratory relief regarding the proper interpretation of the contracts. Plaintiffs allege a combined total of approximately $189 million in damages, which includes consequential damages claimed in seven of the eight lawsuits. On March 1, 1995, the court in the lead Los Angeles Superior Court case granted the plaintiffs' motion seeking summary adjudication that the contract language in question is not reasonably susceptible to SCE's position that there is only a single, 10-year period of fixed payments. Following the March 1 ruling, a ninth lawsuit was filed in the Los Angeles Superior Court raising claims similar to those alleged in the first eight. SCE subsequently responded to the complaint in the new lawsuit by denying its material allegations. On April 5, 1995, SCE filed a petition for Writ of Mandate, Prohibition or Other Appropriate Relief, requesting that the Court of Appeal of the State of California, Second Appellate District issue a writ directing the Los Angeles Superior Court to vacate its March 1 order granting summary adjudication. In a decision filed August 9, 1995, the Court of Appeal issued a writ directing that the order be overturned, and a new order be entered denying the motion. In light of the Court of Appeal decision in the lead Los Angeles case, a summary adjudication motion in the Kern County case was withdrawn. Furthermore, pursuant to stipulation of the parties, the Kern County case was ordered on April 3, 1996, to be coordinated with the Los Angeles cases so that it too will be tried in Los Angeles. On March 25, 1996, pursuant to a court-approved stipulation, all but one of the cases were consolidated for trial in Los Angeles Superior Court. Trial on the consolidated cases is set to begin on March 11, 1997. No trial date has been set in the ninth unconsolidated case.

                                      Environmental Litigation

Electric and Magnetic Fields ("EMF")

SCE is involved in three lawsuits alleging that various plaintiffs developed cancer as a result of exposure to EMF from SCE facilities. SCE denied the material allegations in its responses to each of these lawsuits.

The first lawsuit was filed in Orange County Superior Court and served on SCE in June 1994. There are five named plaintiffs and six named defendants, including SCE. Three of the five plaintiffs are presently or were formerly employed by Grubb & Ellis, a real estate brokerage firm with offices located in a commercial building known as the Koll Center in Newport Beach. Two of the named plaintiffs are spouses of the other plaintiffs. Grubb & Ellis and the owners and developers of the Koll Center are also named as defendants in the lawsuit. This lawsuit alleges, among other things, that the three plaintiffs employed by Grubb & Ellis developed various forms of cancer as a result of exposure to EMF from electrical facilities owned by SCE and/or the other defendants located on Koll Center property. No specific damage amounts are alleged in the complaint, but supplemental documentation prepared by the plaintiffs indicates that plaintiffs allege compensatory damages of approximately $8 million, plus unspecified punitive damages. In December 1995, the court granted SCE's motion for summary judgment and dismissed the case. Plaintiffs have filed a Notice of Appeal. Briefs have been submitted but no date for oral argument has been set.

A second lawsuit was filed in Orange County Superior Court and served on SCE in January 1995. This lawsuit arises out of the same fact situation as the June 1994 lawsuit described above and involves the same defendants. There are four named plaintiffs, two of whom were formerly employed by Grubb & Ellis and now allegedly have various forms of cancer. The other two plaintiffs are the spouses of those two individuals. No specific damage amounts are alleged in the complaint, but supplemental documentation prepared by the plaintiffs indicates that plaintiffs will allege compensatory damages of approximately $13.5 million, plus unspecified punitive damages. On April 18, 1995, Grubb & Ellis filed a cross-complaint against the other co-defendants, requesting indemnification and declaratory relief concerning the rights and responsibilities of the parties. This case has been stayed pending appellate review of the trial judge's sanction order against the plaintiffs' attorneys. The Court of Appeals has heard oral argument on this issue, but no decision has been issued.

A third case was filed in Orange County Superior Court and served on SCE in March 1995. The plaintiff alleges, among other things, that he developed cancer as a result of EMF emitted from SCE distribution lines which he alleges were not constructed in accordance with CPUC standards. No specific damage amounts are alleged in the complaint but supplemental documentation prepared by the plaintiff indicates that plaintiff will allege compensatory damages of approximately $5.5 million, plus unspecified punitive damages. No trial date has been set in this case.

                                San Onofre Personal Injury Litigation

An SCE engineer employed at San Onofre died in 1991 from cancer of the abdomen. On February 6, 1995, his children sued SCE and SDG&E, as well as Combustion Engineering, the manufacturer of the fuel rods for the plant, in the U.S. District court for the Southern District of California. Plaintiffs alleged that the former employee's illness resulted from, and was aggravated by, exposure to radiation at San Onofre, including contact with radioactive fuel particles released from failed fuel rods.
Plaintiffs sought unspecified compensatory and punitive damages. On April 3, 1995, the court granted the defendants' motion to dismiss 14 of the plaintiffs' claims. SCE's April 20, 1995, answer to the complaint denied all material allegations. On October 10, 1995, the court granted plaintiffs' motion to include the Institute of Nuclear Power Operations (an organization dedicated to achieving excellence in nuclear power operations) as a defendant in the suit. On December 7, 1995, the court granted SCE's motion for summary judgment on the sole outstanding claim against it, basing the ruling on the worker's compensation system being the exclusive remedy for the claim. Plaintiffs have appealed this ruling to the Ninth Circuit Court of Appeals. All trial court proceedings have been stayed pending the ruling of the Court of Appeals. The impact to SCE, if any, from further proceedings in this case against the remaining defendants cannot be determined at this time.

On July 5, 1995, a former SCE reactor operator and his wife sued SCE and SDG&E in the U.S. District court for the Southern District of California. Plaintiffs also named Combustion Engineering, the manufacturer of the fuel rods for the plant, and the Institute of Nuclear Power Operations as defendants. The former employee died of leukemia shortly after the complaint was filed. Plaintiffs allege that the former operator's illness resulted from, and was aggravated by, exposure to radiation at San Onofre, including contact with radioactive fuel particles released from failed fuel rods. Plaintiffs seek unspecified compensatory and punitive damages. On November 22, 1995, the complaint was amended to allege wrongful death and added the former employee's two children as plaintiffs. On December 22, 1995, SCE filed a motion to dismiss or, in the alternative, for summary judgment based on worker's compensation exclusivity. On March 25, 1996, the court granted SCE's motion for summary judgment. Plaintiffs have appealed this ruling to the Ninth Circuit Court of Appeals. All trial court proceedings have been stayed pending the ruling of the Court of Appeals in this case and in the case described in the above paragraph. The impact to SCE, if any, from further proceedings in this case against the remaining defendants cannot be determined at this time.

On August 31, 1995, the wife and daughter of a former San Onofre security supervisor sued SCE and SDG&E in the U.S. District court for the Southern District of California. Plaintiffs also named Combustion Engineering, the manufacturer of fuel rods for the plant, and the Institute of Nuclear Power Operations as defendants. The security officer worked for a contractor in 1982, worked for SCE as a temporary employee (1982-1984), and later worked as an SCE security supervisor (1984-1994). The officer died of leukemia in 1994. Plaintiffs allege that the former officer's illness resulted from, and was aggravated by, his exposure to radiation at San Onofre, including contact with radioactive fuel particles released from failed fuel rods. Plaintiffs seek unspecified compensatory and punitive damages. SCE's November 13, 1995, answer to the complaint denied all material allegations. All trial court proceedings have been stayed pending the rulings of the Court of Appeals in the cases described in the above two paragraphs.

On November 17, 1995, an SCE employee and his wife sued SCE in the U.S. District Court for the Southern District of California. Plaintiffs also named Combustion Engineering, the manufacturer of the fuel rods for the San Onofre plant. The employee worked for SCE at San Onofre from 1981 to 1990. Plaintiffs alleged that the employee transported radioactive byproducts on his person, clothing and/or tools to his home where his wife was then exposed to radiation that caused her leukemia. Plaintiffs seek unspecified compensatory and punitive damages. SCE's December 19, 1995, partial answer to the complaint denied all material non-employment related allegations. SCE's motion to dismiss the employee's employment related allegations based on worker's compensation exclusivity was granted on March 19, 1996. The employee's wife died on August 15, 1996. On September 20, 1996, the complaint was amended to allege wrongful death and to add the employee's two children as plaintiffs. The trial is expected to begin in August 1997.

On November 28, 1995, a former contract worker at San Onofre, her husband, and her son, sued SCE in the U.S. District Court for the Southern District of California. Plaintiffs also named Combustion Engineering, the manufacturer of the fuel rods for the San Onofre plant. Plaintiffs allege that the former contract worker transported radioactive byproducts on her person and clothing to her home where her son was then exposed to radiation that caused his leukemia. Plaintiffs seek unspecified compensatory and punitive damages. SCE's January 2, 1996, answer denied all material allegations. On August 12, 1996, the Court dismissed the claims of the former worker and her husband with prejudice. The case is expected to go to trial in late 1997.

                                Employment Discrimination Litigation

On September 21, 1994, nine African-American employees filed a lawsuit against Edison International and SCE on behalf of a class of African-American employees, alleging racial discrimination in job advancement, pay, training and evaluation. The lawsuit was filed in the United States District Court for the Central District of California. The plaintiffs sought injunctive relief, as well as an unspecified amount of compensatory and punitive damages, attorneys' fees, costs and interest. Edison International and SCE responded by denying the material allegations of the complaint and asserting several affirmative defenses.

Simultaneous with discovery, the parties entered into settlement discussions. The parties agreed to include the Equal Employment Opportunity Commission (EEOC) in their settlement discussions after that agency indicated its intent to intervene in the lawsuit in support of the plaintiffs. The parties and EEOC agreed upon settlement terms and submitted a proposed Consent Decree to the court for approval. After certain issues raised by the court were addressed through a modification of the proposed Decree, the court granted preliminary approval of the modified Consent Decree on August 5, 1996, ordered that notice be given to the class members, and scheduled a final fairness hearing on September 26, 1996.

Fifteen individuals and an organization filed timely objections to the proposed Consent Decree and a motion to intervene in the lawsuit. Thirteen individuals filed timely requests to be excluded from the monetary provisions of the proposed Decree. On September 25, 1996, the court denied the motion to intervene. After the hearing on September 26, at which the court heard oral argument from the objectors, the court on September 30, 1996, overruled the objections and granted final approval of the Consent Decree.

The Decree provides that a settlement fund of $8.15 million for back pay claims and $3.1 million for emotional distress claims be established, and it contains an expedited claim review process for class members who make claims to the settlement fund. The Decree also provides for improvements in the Company's internal claims resolution process, expansion of career development and skills training programs, expansion of diversity training programs, and improvements in other human resources systems. The Decree has a seven-year term, with the possibility of early termination after five years.

On October 25, 1996, the organization and individuals who sought to intervene and/or object to the Consent Decree served notice of appeal from the court's orders denying intervention and approving the Consent Decree. The Court of Appeals ordered that the appellants file their opening brief by March 12, 1997, and that appellees file any responsive brief by April 11, 1997. Appellants have moved for an extension of time to file their opening brief, but that motion has not been ruled upon and appellants have not yet filed their brief.

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

Plaintiff alleges, among other things, that SCE and the City wrongfully initiated administrative and other legal proceedings in an attempt to derail and obstruct the construction of the Pacific Pipeline. Plaintiff alleges that these acts constitute unfair competition, tortious interference with economic advantage and violate state and federal antitrust laws. Plaintiff further claims that because of the alleged delays, it could suffer losses in excess of $300 million. Additionally, plaintiff seeks treble and punitive damages.

The deadling for filing a response to the complaint has been continued pending the outcome of a motion by plaintiff filed in a related lawsuit seeking to dismiss the City of Los Angeles' complaint therein against the U.S. Forest Service and plaintiff. SCE intends to deny the substantive allegations of the complaint.


Item 4.  Submission of Matters to a Vote of Security Holders

Inapplicable.

Pursuant to Form 10-K's General Instruction ("General Instruction") G(3), the following information is included as an additional item in Part I:

Executive Officers (1) of the Registrant

                                        Edison International

                          Age at December
Executive Officer            31, 1996            Company Position                       Effective Date
-----------------         ---------------        ----------------                       --------------
John E. Bryson                   53              Chairman of the Board and             October 1, 1990
                                                   Chief Executive Officer

Bryant C. Danner                 59              Executive Vice President              June 1, 1995
                                                   and General Counsel

Alan J. Fohrer                   46              Executive Vice President and          September 1, 1996
                                                   Chief Financial Officer

William J. Heller                40              Senior Vice President,                January 1, 1996
                                                   Strategic Planning and New
                                                   Business Development

Robert G. Foster                 49              Senior Vice President,                November 21, 1996
                                                   Public Affairs

Richard K. Bushey                56              Vice President and                    July 21, 1988
                                                   Controller

Theodore F. Craver, Jr.          45              Vice President and                    September 1, 1996
                                                   Treasurer

Lillian R. Gorman                43              Vice President,                       July 22, 1996
                                                   Human Resources

Thomas J. Higgins                51              Vice President,                       January 1, 1996
                                                   Corporate Communications

Beverly P. Ryder                 46              Corporate Secretary and               January 1, 1996
                                                   Special Assistant to the
                                                   Chairman/CEO

__________

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

    On July 22, 1996, Emiko Banfield became Vice President of Shared Services for SCE and Lillian R. Gorman was elected Vice President of Human Resources. Theodore F. Craver, Jr. was elected Vice President and Treasurer on September 1, 1996.

None of Edison International's elected executive officers are related to each other by blood or marriage. As set forth in Article IV of Edison International's Bylaws, the elected officers of Edison International are chosen annually by and serve at the pleasure of Edison International's Board of Directors and hold their respective offices until their resignation, removal, other disqualification from service, or until their respective successors are elected. Each of the elected executive officers of Edison International holds an identical position at SCE except William
J. Heller, who is not an officer with SCE. Each of the elected executive officers of Edison International has been actively engaged in the business of SCE for more than five years except Bryant C. Danner, William J. Heller, Theodore F. Craver, Jr., Lillian R. Gorman, Thomas J. Higgins, and Beverly P. Ryder. Those officers who have not held their present position with Edison International and/or SCE for the past five years had the following business experience during that period:

Bryant C. Danner                 Senior Vice President and                      July 1992 to May 1995
                                   General Counsel of Edison
                                   International and SCE
                                 Partner, Law Firm of                           January 1970 to June 1992
                                   Latham & Watkins(1)(5)

Alan J. Fohrer                   Executive Vice President,                      February 1996 to August 1996
                                   Chief Financial Officer and
                                   Treasurer of SCE
                                 Executive Vice President and                   May 1995 to January 1996
                                   Chief Financial Officer of SCE
                                 Executive Vice President, Chief                May 1995 to August 1996
                                   Financial Officer and Treasurer of
                                   Edison International
                                 Senior Vice President, Chief Financial         January 1993 to April 1995
                                   Officer and Treasurer of Edison
                                   International
                                 Senior Vice President and Chief                January 1993 to April 1995
                                   Financial Officer of SCE
                                 Vice President, Chief Financial                April 1991 to January 1993
                                   Officer and Treasurer of Edison
                                   International and SCE

William J. Heller                Partner, Management Consulting                 August 1982 to December 1995
                                   firm of McKinsey and Company(2)(5)

Robert G. Foster                 Vice President, Public Affairs of              January 1996 to October 1996
                                   Edison International
                                 Vice President, Public Affairs of SCE          November 1993 to October 1996
                                 Regional Vice President of SCE                 January 1988 to October 1993

Theodore F. Craver, Jr.          Executive Vice President and                   September 1990 to August 1996
                                   Corporate Officer, First Interstate
                                   Bancorp

Lillian R. Gorman                Executive Vice President and Human             October 1990 to July 1996
                                   Resources Director, First Interstate
                                   Bancorp

Thomas J. Higgins                Vice President, Corporate Communications       April 1995 to January 1996
                                   of SCE
                                 President, The Laurel                          January 1994 to December 1994
                                   Company(3)(5)
                                 Senior Vice President of Blue                  October 1990 to December 1993
                                   Cross/Blue Shield of Maryland(5)

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

                                                 SCE

                        Age at
                       December                                                        Effective
Executive Officer(1)   31, 1996            Company Position(2)                           Date

John E. Bryson           53                Chairman of the Board,                 October 1, 1990
                                             Chief Executive Officer
                                             and Director

Stephen E. Frank         55                President, Chief Operating             June 19, 1995
                                             Officer and Director

Bryant C. Danner         59                Executive Vice President               June 1, 1995
                                             and General Counsel

Alan J. Fohrer           46                Executive Vice President,              September 1, 1996
                                             Chief Financial Officer

Harold B. Ray            56                Executive Vice President,              June 1, 1995
                                             Generation Business Unit

Vikram S. Budhraja       49                Senior Vice President,                 June 1, 1995
                                             Power Grid Business Unit

Robert G. Foster         49                Senior Vice President,                 November 21, 1996
                                             Public Affairs

Emiko Banfield           50                Vice President,                        July 22, 1996
                                             Shared Services


Pamela A. Bass           49                Vice President,                        June 1, 1996
                                             Customer Solutions Business Unit

Richard K. Bushey        56                Vice President and                     January 1, 1984
                                             Controller

Theodore F. Craver, Jr.  45                Vice President and Treasurer           September 1, 1996

John R. Fielder          51                Vice President, Regulatory             February 1, 1992
                                             Policy and Affairs

Bruce C. Foster          44                Vice President, San Francisco          January 1, 1995
                                             Regulatory Affairs

Lillian R. Gorman        43                Vice President,                        July 22, 1996
                                             Human Resources

Lawrence D. Hamlin       52                Vice President,                        February 1, 1992
                                             Power Production

Thomas J. Higgins        51                Vice President, Corporate              April 1, 1995
                                             Communications

R. W. Krieger            48                Vice President, Nuclear                June 17, 1993
                                             Generation

J. Michael Mendez        55                Vice President,                        February 10, 1997
                                             Labor Relations

Dwight E. Nunn           54                Vice President, Nuclear                December 18, 1995
                                             Engineering and Technical
                                             Services

Frank J. Quevedo         52                Vice President,                        June 1, 1996
                                             Equal Opportunity

Richard M. Rosenblum     46                Vice President,                        January 1, 1996
                                             Distribution Business Unit

Beverly P. Ryder         46                Corporate Secretary and                January 1, 1996
                                             Special Assistant to the
                                             Chairman/CEO

______________

(1) Ron Daniels, Vice President of Special Projects, retired on April 1, 1996. On June 1, 1996, Owens F. Alexander left his position as SCE Vice President of Customer Solutions, to become Senior Vice President for Edison Source.

      On June 1, 1996, Pamela A. Bass became Vice President of Customer Solutions Business Unit and Frank J. Quevedo was elected Vice President of Equal Opportunity. On July 22, 1996, Emiko Banfield became Vice President of Shared Services, and Lillian R. Gorman was elected Vice President of Human Resources. Theodore F. Craver, Jr. was elected Vice President and Treasurer on September 1, 1996. On November 21, 1996, Robert G. Foster was elected Senior Vice President of Public Affairs. On February 10, 1997, J. Michael Mendez became Vice President of Labor Relations.

(2) Executive officers Bryson, Danner, Fohrer, Robert Foster, Bushey, Craver, Gorman, Higgins, and Ryder hold the same positions with Edison International. Edison International is the parent holding company of SCE.

None of SCE's executive officers are related to each other by blood or marriage. As set forth in Article IV of SCE's Bylaws, the officers of SCE are chosen annually by and serve at the pleasure of SCE's Board of

Directors and hold their respective offices until their resignation, removal, other disqualification from service, or until their respective successors are elected. All of the executive officers have been actively engaged in the business of SCE for more than five years except for Stephen
E. Frank, Bryant C. Danner, Theodore F. Craver, Jr., Bruce C. Foster, Lillian R. Gorman, Thomas J. Higgins, Dwight E. Nunn, Frank J. Quevedo and Beverly P. Ryder. Those officers who have not held their present position for the past five years had the following business experience:

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

Alan J. Fohrer                  Executive Vice President, Chief               February 1996 to August 1996
                                  Financial Officer and Treasurer
                                  of SCE
                                Executive Vice President and                  May 1995 to January 1996
                                  Chief Financial Officer of SCE
                                Executive Vice President, Chief               May 1995 to August 1996
                                  Financial Officer and Treasurer
                                  of Edison International
                                Senior Vice President, Chief                  January 1993 to April 1995
                                  Financial Officer and Treasurer
                                  of Edison International
                                Senior Vice President and Chief               January 1993 to April 1995
                                  Financial Officer of SCE
                                Vice President, Chief Financial               April 1991 to January 1993
                                  Officer and Treasurer of Edison
                                  International and SCE

Harold B. Ray                   Senior Vice President, Power Systems          June 1990 to May 1995

Robert G. Foster                Vice President, Public Affairs                November 1993 to January 1996
                                Regional Vice President, Sacramento           January 1988 to October 1993
                                  Office

Vikram S. Budhraja              Vice President, Planning and                  June 1993 to May 1995
                                  Technology
                                Vice President, System Planning and           February 1992 to May 1993
                                  Operations

Emiko Banfield                  Vice President, Human Resources               January 1996 to July 1996
                                Manager of Procurement and Material           May 1994 to December 1995
                                  Management
                                Manager of Transportation Services            December 1991 to May 1994

Pamela A. Bass                  Vice President, Shared Services               January 1996 to May 1996
                                Division Vice President, ENvest(3)            August 1993 to December 1995
                                Division Vice President, Customer             January 1992 to August 1993
                                  Services

Theodore F. Craver, Jr.         Executive Vice President and Corporate        September 1990 to August 1996
                                  Treasurer, First Interstate Bancorp

Bruce C. Foster                 Regional Vice President, San Francisco        January 1992 to December 1994
                                  Office

Lillian R. Gorman               Executive Vice President and Human            October 1990 to July 1996
                                  Resources Director, First Interstate
                                  Bancorp

Thomas J. Higgins               Vice President, Corporate Communications      April 1995 to January 1996
                                President, The Laurel Company(2)(4)           January 1994 to December 1994
                                Senior Vice President of Blue                 October 1990 to December 1993
                                  Cross/Blue Shield of Maryland(4)

page31

R. W. Krieger                   Station Manager, San Onofre                   August 1990 to May 1993

J. Michael Mendez               Vice President, Regional Leadership           February 1993 to January 1996
                                Vice President, Human Resources               August 1991 to January 1993

Dwight E. Nunn                  Vice President, Tennessee Valley              April 1990 to December 1995
                                  Authority(4)

Frank J. Quevedo                Director of Equal Opportunity                 January 1996 to May 1996
                                Manager of Equal Opportunity                  July 1992 to December 1995
                                Director, Corporate Relations,                June 1986 to June 1992
                                  Hunt-Wesson, Inc.

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


                                           The Nonutility Companies

                             Age at December
Executive Officer               31, 1996        Company Position(1)                     Effective Date
-----------------            ---------------    -------------------                     --------------

John E. Bryson                  53              Chairman of the Board,                  May 20, 1993
                                                  Edison Mission Energy

Alan J. Fohrer                  46              Vice Chairman of the Board,             May 20, 1993
                                                  Edison Mission Energy
                                                President and Chief Executive           March 17, 1997
                                                  Officer, Edison Source(2)

Edward R. Muller                44              President and Chief Executive           August 23, 1993
                                                  Officer, Edison Mission Energy

Robert M. Edgell                49              Executive Vice President,               April 1, 1988
                                                  Edison Mission Energy

James V. Iaco Jr.               52              Senior Vice President and               January 17, 1994
                                                  Chief Financial Officer,
                                                  Edison Mission Energy

S. Daniel Melita                45              Senior Vice President,                  November 1, 1993
                                                  Edison Mission Energy

Georgia R. Nelson               46              Senior Vice President,                  January 1, 1996
                                                  Edison Mission Energy

S. Linn Williams                50              Senior Vice President and               November 11, 1994
                                                  General Counsel, Edison
                                                  Mission Energy

Thomas R. McDaniel              47              President and Chief Executive           March 1, 1992
                                                  Officer, Edison Capital
                                                President and Chief Executive           September 1, 1987
                                                  Officer, Mission Land Company

Lawrence W. Yu                  43              Executive Vice President                October 1, 1993
                                                  Chief Operating Officer,
                                                  Edison Capital

Charles W. Johnson              50              Executive Vice President,               August 7, 1992
                                                  Mission Land Company

Ashraf T. Dajani                51              Senior Vice President,                  September 1, 1995
                                                  Edison Capital

Richard E. Lucey                49              Senior Vice President and Chief         March 1, 1997
                                                  Financial Officer, Edison Capital

Diane O. Wittenberg             51              President and Chief Executive           December 29, 1995
                                                  Officer, Edison EV

Owens F. Alexander              47              Senior Vice President,                  June 1, 1996
                                                  Edison Source

______________

(1) On June 1, 1996, Owens Alexander left his position as Vice President Customer Solutions of SCE to become Senior Vice President of Edison Source.

(2) On January 26, 1996, C. Alex Miller was elected President and Chief Executive Officer of Edison Source and on March 16, 1997, he resigned. Effective March 17, 1997, Alan J. Fohrer was elected interim President and Chief Executive Officer of Edison Source.

None of the Nonutility Companies' executive officers are related to each other by blood or marriage. As set forth in Article IV of their respective Bylaws, the officers of the Nonutility Companies are chosen annually by and serve at the pleasure of the respective Boards of Directors and hold their respective offices until their resignation, removal, other disqualification from service, or until their respective successors are elected. All of the executive officers have been actively engaged in the business of the respective Nonutility Companies and/or Edison International and SCE for more than five years except for Edward
R. Muller, S. Linn Williams, James V. Iaco, Jr., S. Daniel Melita, Charles
W. Johnson, Ashraf T. Dajani and Richard E. Lucey. Those officers who have not held their present position for the past five years had the following business experience:

Alan J. Fohrer               Executive Vice President and                   February 1996 to August 1996
                               Chief Financial Officer and
                               Treasurer of SCE
                             Executive Vice President and                   May 1995 to January 1996
                               Chief Financial Officer of SCE
                             Executive Vice President, Chief                May 1996 to August 1996
                               Financial Officer and Treasurer
                               of Edison International
                             Senior Vice President, Chief                   January 1993 to May 1995
                               Financial Officer and Treasurer
                               of Edison International
                             Senior Vice President and Chief                January 1993 to May 1995
                               Financial Officer of SCE


                            Vice President, Chief Financial                April 1991 to January 1993
                               Officer and Treasurer of Edison
                               International and SCE

Edward R. Muller             Vice President, Chief                          October 1992 to August 1993
                               Financial Officer, General
                               Counsel and Secretary,
                               Whittaker Corporation(1)(12)
                             Vice President, Chief                          March 1988 to September 1992
                               Administrative Officer,
                               General Counsel and Secretary,
                               Whittaker Corporation(12)
                             Vice President, Secretary and                  October 1991 to August 1993
                               General Counsel of Biowhittaker,
                               Inc.(2)(12)

James V. Iaco, Jr.           President, James V. Iaco, Jr. &                September 1993 to December 1993
                               Associations,(3)(12)
                             Senior Vice President                          October 1992 to September 1993
                               and Chief Financial Officer of
                               Phoenix Distributors, Inc.,(4)(12)
                             Independent Business Consultant(5)             November 1991 to September 1992

S. Daniel Melita             Vice President, Edison Mission Energy(6)       August 1992 to October 1993
                             Vice President, International Operations       October 1989 to August 1992
                               of EBASCO Constructors, Inc.,
                               EBASCO Overseas Corporation(7)(12)

Georgia R. Nelson            Senior Vice President, Performance             June 1995 to December 1995
                               Support of SCE
                             Vice President, Performance Support            June 1993 to May 1995
                               of SCE
                             Vice President of SCE                          March 1993 to June 1993
                             Special Assistant to the Chairman of SCE       February 1992 to March 1993

S. Linn Williams             Partner of the Law Firm of Jones,              October 1993 to October 1994
                               Day, Reavis & Pogue(12)
                             Partner of the Law Firm of Gibson,             April 1992 to September 1993
                               Dunn & Crutcher(12)

Thomas R. McDaniel           President and Chief Executive Officer,         August 1987 to March 1997
                               Edison Capital

Lawrence W. Yu               Senior Vice President of                       July 1991 to September 1993
                               Edison Capital

Charles W. Johnson           President, Glenfed Development Corp.(8)(12)    September 1990 to March 1997

Ashraf T. Dajani             Senior Vice President and Chief                November 1992 to August 1995
                               Operating Officer, Burns & Roe
                               Enterprises, Inc.(9)(12)
                             Vice President and General Manager,            January 1987 to August 1992
                               Burns & Roe Enterprises, Inc.
                             Chief Financial Officer, Burns & Roe           June 1991 to August 1992
                               Enterprises, Inc.
                             President, Burns & Roe Environmental           April 1989 to August 1995
                               Services, Inc.(10)(12)

Richard E. Lucey             President and Chief Executive Officer,         April 1990 to February 1997
                               NYNEX Credit Company(11)(12)

Diane O. Wittenberg          Division Vice President,                       October 1994 to December 1995
                               Electric Transportation of SCE
                             Manager of Electric Transportation of SCE      June 1991 to September 1994

Owens F. Alexander, Jr.      Vice President, Customer Solutions of SCE      January 1996 to May 1996
                             Vice President, Marketing of SCE               January 1995 to December 1995
                             Vice President, Market Services of SCE         April 1994 to December 1994
                             South Central Bell and BellSouth
                               Telecommunications in Atlanta, Georgia
                               Marketing Group Quality Director             September 1991 to February 1994

______________

(1) During the period Edward R. Muller served as an officer of Whittaker Corporation, the Company was involved in various aerospace, chemical and biotechnology businesses.
(2) During the period Edward R. Muller served as an officer of Biowhittaker, Inc., the company was engaged in the development, manufacture, and marketing of cell culture, endotoxin detection and clinical diagnostic testing products.
(3) As President of James V. Iaco & Associates, James V. Iaco, Jr. provided consultant services specializing in mergers and acquisitions, restructurings, finance, crisis management and other management services.
(4) James V. Iaco, Jr. completed the disposition of subsidiaries of Phoenix Distributors, Inc., one of the largest independent industrial gas and welding supply distributors in the United States. Mr. Iaco acted as the Company's chief financial officer, completing the refinancing and restructuring of the remaining operations of the Company.
(5) James V. Iaco, Jr. served as an independent business consultant primarily engaged as the chief operating officer of a major developer of time-share resort properties.
(6) As Director of International Business Development, S. Daniel Melita planned and implemented international marketing and sales strategies for all business units and was responsible for selecting team partners and establishing joint venture companies.
(7) As Vice President, International Operations of EBASCO Constructors, Inc./EBASCO Overseas Corporation, S. Daniel Melita was responsible for all overseas activities including operations and business development, consulting construction management and lump sum turn key construction.
(8) As President of Glenfed, Charles W. Johnson directed all real estate operations and business combinations which included direct development, joint ventures and syndications.
(9) During the period Ashraf T. Dajani served as Senior Vice President and Chief Operating Officer of Burns & Roe Enterprises, Inc., the company was involved in engineering, procurement and construction management in the power, infrastructure and defense industries.
(10) During the period Ashraf T. Dajani served as President of Burns & Roe Environmental Services, Inc., the company was involved in providing consulting services to the hazardous waste remediation industry both federal and state.
(11) During the period that Richard E. Lucey served as an officer and director of NYNEX Credit Company, the company was involved in general equipment financing including the medium- and large-ticket leveraged leasing and middle-market leasing businesses.
(12) This entity is not a parent, subsidiary or other affiliate of Edison International.

                                               PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters

Information responding to Item 5 is included in Edison International's Annual Report to Shareholders for the year ended December 31, 1996, ("Annual Report") under "Quarterly Financial Data" on page 47 and under "Shareholder Information" on page 51, and is incorporated by reference pursuant to General Instruction G(2). The number of Common Stock shareholders of record was 102,160 on March 27, 1997. Additional information concerning the market for Edison International's Common Stock is set forth on the cover page hereof.

Item 6.  Selected Financial Data

Information responding to Item 6 is included in the Annual Report under "Selected Financial and Operating Data: 1992-1996" on page 50, and is incorporated herein by reference pursuant to General Instruction G(2).

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

Information responding to Item 7 is included in the Annual Report under "Management's Discussion and Analysis" on pages 23 through 29 and is incorporated herein by reference pursuant to General Instruction G(2).

Item 8.  Financial Statements and Supplementary Data

Certain information responding to Item 8 is set forth after Item 14 in
Part IV. Other information responding to Item 8 is included in the Annual Report on pages 31, 32, 33, 34, and 35 through 47 and is incorporated herein by reference pursuant to General Instruction G(2).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
                                              PART III

Item 10.  Directors and Executive Officers of the Registrant

Information concerning executive officers of Edison International is set forth in Part I in accordance with General Instruction G(3), pursuant to Instruction 3 to Item 401(b) of Regulation S-K. Other information responding to Item 10 is included in the Joint Proxy Statement ("Proxy Statement") filed with the Commission in connection with Edison International's Annual Meeting to be held on April 17, 1997, under the heading, "Election of Directors of Edison International and SCE" on pages 2 through 6 and "Section 16(a) Beneficial Ownership Reporting Compliance" on page 22, and is incorporated herein by reference pursuant to General Instruction G(3).

Item 11.  Executive Compensation

Information responding to Item 11 is included in the Proxy Statement beginning with the section under the heading "Executive Compensation Table
- Edison International and SCE" on pages 9 through 21, and is incorporated herein by reference pursuant to General Instruction G(3).

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information responding to Item 12 is included in the Proxy Statement under the headings "Stock Ownership of Directors and Executive Officers of Edison International and SCE" on pages 7 through 10 and "Stock Ownership of Certain Shareholders" on page 25, and is incorporated herein by reference pursuant to General Instruction G(3).

Item 13.  Certain Relationships and Related Transactions

Information responding to Item 13 is included in the Proxy Statement under the heading "Certain Additional Affiliations and Transactions of Nominees and Executive Officers" on pages 22 through 25, and is incorporated herein by reference pursuant to General Instruction G(3).

                                               PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)       Financial Statements

The following items contained in the 1996 Annual Report to Shareholders are found on pages 23 through 47, and are incorporated by reference in this report.

    Management's Discussion and Analysis of Results of Operations and Financial Condition
    Responsibility for Financial Reporting
    Report of Independent Public Accountants
    Consolidated Statements of Income -- Years Ended December 31, 1996, 1995
       and 1994
    Consolidated Balance Sheets -- December 31, 1996, and 1995
    Consolidated Statements of Cash Flows -- Years Ended December 31, 1996,
       1995 and 1994
    Consolidated Statements of Retained Earnings -- Years Ended December 31,
       1996, 1995 and 1994
    Notes to Consolidated Financial Statements

   (2)     Report of Independent Public Accountants and Schedules
           Supplementing Financial Statements

The following documents may be found in this report at the indicated page numbers.
                                                                     Page
                                                                     ----
   Report of Independent Public Accountants on Supplemental
     Schedules. . . . . . . . . . . . . . . . . . .  . . . . . . .    38
   Schedule I--Condensed Financial Information of Parent. .  . . .    39
   Schedule II--Valuation and Qualifying Accounts for the
     Years Ended December 31, 1996, 1995 and 1994 . . . . . . . .     41

Schedules I through V, inclusive, except those referred to above, are omitted as not required or not applicable.

   (3)     Exhibits

        See Exhibit Index on page 45 of this report.

(b)     Reports on Form 8-K

        January 18, 1996
          Item 5:  Other Events:            Announcement of 1995 4th Quarter
                                            Earnings
        October 3, 1996
          Item 5:  Other Events:            Governor Wilson Signs Assembly
                                            Bill 1890

        November 21, 1996
          Item 5:  Other Events:            Adoption of Rights Agreement

        December 5, 1996
          Item 5:  Other Events:            Divestiture of 12 natural gas and
                                            oil-fueled power plants
        February 28, 1997
          Item 5:  Other Events:            December 31, 1996 Audited Financial
                                            Statements

                              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                                      ON SUPPLEMENTAL SCHEDULES




To Edison International:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in the 1996 Annual Report to Shareholders of Edison International incorporated by reference in this Form 10-K, and have issued our report thereon dated January 31, 1997. Our audits of the consolidated financial statements were made for the purpose of forming an opinion on those basic consolidated financial statements taken as a whole. The supplemental schedules listed in Part IV of this Form 10-K, which are the responsibility of Edison International's management, are presented for purposes of complying with the Securities and Exchange Commission's rules and regulations, and are not part of the basic consolidated financial statements. These supplemental schedules have been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.





                                                    ARTHUR ANDERSEN LLP
                                                    ARTHUR ANDERSEN LLP

Los Angeles, California
January 31, 1997 (except with respect
to the "Subsequent Event" discussed under "Competitive Environment" in Part I, Item 1, as to which the date is February 21, 1997)

                                        Edison International


                       SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF PARENT

                                      CONDENSED BALANCE SHEETS

                                                                                         December 31,
                                                                                  ---------------------------
                                                                                     1996             1995
                                                                                  ----------       ----------
                                                                                       (In thousands)

Assets:
   Cash and equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   34,689       $   30,040
   Other current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .       125,820          137,101
                                                                                  ----------       ----------
      Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . .       160,509          167,141

   Investments in subsidiaries . . . . . . . . . . . . . . . . . . . . . . . .     6,552,631        6,630,537
   Accumulated deferred income taxes -- net. . . . . . . . . . . . . . . . . .             -              950
   Other deferred debits . . . . . . . . . . . . . . . . . . . . . . . . . . .           209           25,056
                                                                                  ----------       ----------

      Total assets                                                                $6,713,349       $6,823,684
                                                                                  ==========       ==========

Liabilities and Shareholders' Equity:
   Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   1,877      $      6,412
   Other current liabilities . . . . . . . . . . . . . . . . . . . . . . . . .       313,029          455,623
                                                                                  ----------       ----------
      Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . .       314,906          462,035

   Other deferred credits. . . . . . . . . . . . . . . . . . . . . . . . . . .         1,211            1,981

   Common shareholders' equity . . . . . . . . . . . . . . . . . . . . . . . .     6,397,232        6,359,668
                                                                                  ----------       ----------

      Total liabilities and shareholders' equity . . . . . . . . . . . . . . .    $6,713,349       $6,823,684
                                                                                  ==========       ==========

                                   CONDENSED STATEMENTS OF INCOME
                        For the Years Ended December 31, 1996, 1995, and 1994

                                                                        1996          1995            1994
                                                                      --------      --------        --------
                                                                         (In thousands, except per-share amounts)

Operating revenue and other income.. . . . . . . . . . . . . . . .    $ 29,539       $ 19,408        $18,765
Operating expenses and interest expense. . . . . . . . . . . . . .      42,908         26,741         24,305
                                                                       -------       --------        -------
   Loss before equity in earnings of subsidiaries. . . . . . . . .     (13,369)        (7,333)        (5,540)
 .

Equity in earnings of subsidiaries . . . . . . . . . . . . . . . .     730,117        746,469        686,227
                                                                      --------       --------       --------
      Net income . . . . . . . . . . . . . . . . . . . . . . . . .   $ 716,748       $739,136       $680,687
                                                                      ========       ========       ========

Weighted-average shares of common stock outstanding. . . . . . . .     437,335        446,159        447,799
Earnings per share . . . . . . . . . . . . . . . . . . . . . . . .    $   1.64       $   1.66       $   1.52
                                                                      ========       ========       ========

                                        Edison International

                  SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF PARENT (Continued)

                                 CONDENSED STATEMENTS OF CASH FLOWS
                        For the Years Ended December 31, 1996, 1995, and 1994

                                                                        1996           1995            1994
                                                                       -------       --------        --------
                                                                                 (In thousands)


Cash Flows From Operating Activities . . . . . . . . . . . . . . .   $ 58,901       $ (24,935)      $  7,326
                                                                     ---------      ---------       --------

Cash Flows From Financing Activities . . . . . . . . . . . . . . .     (54,150)       299,703         75,000
                                                                     ---------      ---------      ---------

Cash Flows From Investing Activities . . . . . . . . . . . . . . .        (102)      (333,058)             -
                                                                     ---------      ---------      ---------

Increase (Decrease) in cash and equivalents. . . . . . . . . . . .       4,649        (58,290)        82,326
Cash and equivalents at beginning of period. . . . . . . . . . . .      30,040         88,330          6,004
                                                                     ---------      ---------      ---------

   Cash and Equivalents at the End of Period . . . . . . . . . . .   $  36,689      $  30,040      $  88,330
                                                                     =========      =========      =========

Cash dividends received from Southern California
   Edison Company. . . . . . . . . . . . . . . . . . . . . . . . .   $ 765,199      $ 521,720      $ 548,837
                                                                     =========      =========      =========

                                        Edison International

                          SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                For the Year Ended December 31, 1996

                                                                Additions
                                                        ------------------------
                                         Balance at     Charged to    Charged to                     Balance
                                        Beginning of     Costs and       Other                       at End
                Description                Period        Expenses      Accounts     Deductions      of Period
                -----------              -----------    ----------    ----------    ----------     ----------
                                                                    (In thousands)

Group A:

   Geothermal projects reserves  . . .     $127,089      $8,500      $11,000(a)       $124,587         $22,002
   Projects in development stage . . .       52,153      16,956(b)         --            9,015          60,094
   Uncollectible accounts
      Customers. . . . . . . . . . . .       22,712      21,831            -            20,077(c)       24,466
      All other. . . . . . . . . . . .       13,013      15,376            -             4,200(c)       24,189
                                           --------      ------      -------          --------        --------
      Total                                $214,967     $62,663      $11,000          $157,879        $130,751
                                           ========     =======      =======          ========        ========

Group B:

  DOE Decontamination

   and Decommissioning                     $ 52,742     $    --     $  1,468(d)       $  5,421(e)     $ 48,789
  Purchase Power Settlement                      --          --      107,700(f)                        107,700
  Pension and benefits                      196,662       8,547       21,869(g)         46,151(h)      180,927
   Insurance, casualty and
     other                                   94,788      59,123           --            67,402(i)       86,509
                                           --------    --------     --------          --------        --------
        Total                              $344,192     $67,670     $131,037          $118,974        $423,925
                                           ========    ========     ========          ========        ========

________________

(a)  Charged to operating revenue.
(b)  Includes Environmental Reserve of $3.0 million.
(c)  Accounts written off, net.
(d)  Represents revision to estimate based on actual billings.
(e)  Represents amounts paid.
(f) Represents payments to be made under agreement to terminate a purchase-power contract.
(g) Primarily represents transfers from the accrued paid absence allowance account for required additions to the comprehensive disability plan accounts.
(h) Includes pension payments to retired employees, amounts paid to active employees during periods of illness and the funding of certain pension benefits.
(i)  Amounts charged to operations that were not covered by insurance.

                                        Edison International


                          SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                For the Year Ended December 31, 1995

                                                                Additions
                                                        ------------------------
                                         Balance at     Charged to    Charged to                     Balance
                                        Beginning of     Costs and       Other                       at End
                Description                Period        Expenses      Accounts     Deductions      of Period
                -----------              -----------    ----------    ----------    ----------     ----------
                                                                    (In thousands)

Group A:
   Nonrecognition of
      geothermal earnings. . . . . . .     $ 40,094     $      --      $34,595(a)    $      --        $ 74,689
   Geothermal projects . . . . . . . .       52,400            --            --             --          52,400
   Projects in development stage . . .       24,114        29,305            --          1,266(b)       52,153
   Uncollectible accounts --
      Customers. . . . . . . . . . . .       21,609        22,279            --         21,176(c)       22,712
      All other. . . . . . . . . . . .       34,079           801            --         21,867(c)       13,013
                                           --------     ---------       -------       --------        --------
        Total. . . . . . . . . . . . .     $172,296      $ 52,385       $34,595       $ 44,309        $214,967
                                           ========      ========       =======       ========        ========

Group B:
   DOE Decontamination
      and Decommissioning. . . . . . .     $ 56,485      $     --      $  1,531(d)     $ 5,274(e)   $   52,742
   Pension and benefits. . . . . . . .      174,851        42,805        23,676(f)      44,670(g)      196,662
   Insurance, casualty and
      other. . . . . . . . . . . . . .       79,727        74,751            --         59,690(h)       94,788
                                           --------      --------       -------       --------        --------
        Total. . . . . . . . . . . . .     $311,063      $117,556       $25,207       $109,634        $344,192
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

                                        Edison International


                          SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                For the Year Ended December 31, 1994

                                                                Additions
                                                        ------------------------
                                         Balance at     Charged to    Charged to                     Balance
                                        Beginning of     Costs and       Other                       at End
                Description                Period        Expenses      Accounts     Deductions      of Period
                -----------              -----------    ----------    ----------    ----------     ----------
                                                                    (In thousands)

Group A:
   Nonrecognition of
      geothermal earnings. . . . . . .     $ 14,627     $      --      $25,467(a)    $      --        $ 40,094
   Geothermal projects . . . . . . . .       52,400            --            --             --          52,400
   Projects in development stage . . .       18,934         8,548            --          3,368(b)       24,114
   Uncollectible accounts --
      Customers. . . . . . . . . . . .       16,391        27,240            --         22,022(c)       21,609
      All other. . . . . . . . . . . .       41,542         1,428            --          8,891(c)       34,079
                                           --------     ---------       -------       --------        --------
        Total. . . . . . . . . . . . .     $143,894      $ 37,216       $25,467       $ 34,281        $172,296
                                           ========      ========       =======       ========        ========

Group B:
   DOE Decontamination
      and Decommissioning. . . . . . .     $ 67,128      $     --      $  (452)(d)    $ 10,191(e)   $   56,485
   Pension and benefits. . . . . . . .      131,764       147,037        23,931(f)     127,881(g)      174,851
   Insurance, casualty and
      other. . . . . . . . . . . . . .       67,703        67,197            --         55,173(h)       79,727
                                           --------      --------       -------       --------        --------
        Total. . . . . . . . . . . . .     $266,595      $214,234       $23,479       $193,245        $311,063
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

                                              Edison International


                                              By     Timothy W. Rogers
                                              ------------------------------
                                                     Timothy W. Rogers
                                                         Attorney

                                              Date:  March 27, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                          Title                     Date
     ---------                          -----                     ----

Principal Executive Officer:

  John E. Bryson*                  Chairman of the Board,      March 27, 1997
                                   Chief Executive Officer
                                   and Director

Principal Financial Officer:
   Alan J. Fohrer*                 Executive Vice President,
                                   Chief Financial Officer     March 27, 1997

Controller or Principal
   Accounting Officer:
   Richard K. Bushey*              Vice President and          March 27, 1997
                                   Controller

Board of Directors:
   Howard P. Allen*                Director                    March 27, 1997
   Winston H. Chen*                Director                    March 27, 1997
   Stephen E. Frank*               Director                    March 27, 1997
   Camilla C. Frost*               Director                    March 27, 1997
   Joan C. Hanley*                 Director                    March 27, 1997
   Carl F. Huntsinger*             Director                    March 27, 1997
   Charles D. Miller*              Director                    March 27, 1997
   Luis G. Nogales*                Director                    March 27, 1997
   Ronald L. Olson*                Director                    March 27, 1997
   J. J. Pinola*                   Director                    March 27, 1997
   James M. Rosser*                Director                    March 27, 1997
   E. L. Shannon, Jr.*             Director                    March 27, 1997
   Robert H. Smith*                Director                    March 27, 1997
   Thomas C. Sutton*               Director                    March 27, 1997
   Daniel M. Tellep*               Director                    March 27, 1997
   James D. Watkins*               Director                    March 27, 1997
   Edward Zapanta*                 Director                    March 27, 1997




*By        Timothy W. Rogers
-----------------------------------------
           Timothy W. Rogers, Attorney-in-Fact

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

                                            EXHIBIT INDEX


Exhibit
Number                                           Description
-------                                          -----------

   4.75 Seventy-Fourth Supplemental Indenture, dated as of August 15, 1988 (File No. 1-2313)*
   4.76 Seventy-Fifth Supplemental Indenture, dated as of September 15, 1988 (File No. 1-2313)*
   4.77 Seventy-Sixth Supplemental Indenture, dated as of January 15, 1989 (File No. 1-2313)*
   4.78 Seventy-Seventh Supplemental Indenture, dated as of May 1, 1990 (File No. 1-2313)*
   4.79 Seventy-Eighth Supplemental Indenture, dated as of June 15, 1990 (File No. 1-2313)*
   4.80 Seventy-Ninth Supplemental Indenture, dated as of August 15, 1990 (File No. 1-2313)*
   4.81 Eightieth Supplemental Indenture, dated as of December 1, 1990 (File No. 1-2313)*
   4.82 Eighty-First Supplemental Indenture, dated as of April 1, 1991 (File No. 1-2313)*
   4.83 Eighty-Second Supplemental Indenture, dated as of May 1, 1991 (File No. 1-2313)*
   4.84 Eighty-Third Supplemental Indenture, dated as of June 1, 1991 (File No. 1-2313)*
   4.85 Eighty-Fourth Supplemental Indenture, dated as of December 1, 1991 (File No. 1-2313)*
   4.86 Eighty-Fifth Supplemental Indenture, dated as of February 1, 1992 (File No. 1-2313)*
   4.87 Eighty-Sixth Supplemental Indenture, dated as of April 1, 1992 (File No. 1-2313)*
   4.88 Eighty-Seventh Supplemental Indenture, dated as of July 1, 1992 (File No. 1-2313)*
   4.89 Eighty-Eight Supplemental Indenture, dated as of July 15, 1992 (File No. 1-2313)*
   4.90 Eighty-Ninth Supplemental Indenture, dated as of December 1, 1992 (File No. 1-2313)*
   4.91 Ninetieth Supplemental Indenture, dated as of January 15, 1993 (File No. 1-2313)*
   4.92 Ninety-First Supplemental Indenture, dated as of March 1, 1993 (File No. 1-2313)*
   4.93          Ninety-Second Supplemental Indenture, dated as of June 1,
                 1993*
   4.94 Ninety-Third Supplemental Indenture, dated as of June 15, 1993 (File No. 1-2313)*
   4.95 Ninety-Fourth Supplemental Indenture, dated as of July 15, 1993 (File No. 1-2313)*
   4.96 Ninety-Fifth Supplemental Indenture, dated as of September 1, 1993 (File No. 1-2313)*
   4.97          Ninety-Sixth Supplemental Indenture, dated as of October
                 1, 1993 (File No. 1-2313)*
   4.98          Adoption of Rights Agreement (File No. 1-2313)*

                                            EXHIBIT INDEX

Exhibit
Number                                           Description
-------                                          -----------

  10.1           1981 Deferred Compensation Agreement (File No. 1-2313)*
  10.2           1985 Deferred Compensation Agreement for Executives
                 (File No. 1-2313)*
  10.3           1985 Deferred Compensation Agreement for Directors
                 (File No. 1-2313)*
  10.4           Director Deferred Compensation Plan (File No. 1-9936)*
  10.5           Director Grantor Trust Agreement (File No. 1-9936)*
  10.6           Executive Deferred Compensation Plan (File No. 1-9936)*
  10.7           Executive Grantor Trust Agreement (File No. 1-9936)*
  10.8           Executive Supplemental Benefit Program (File No. 1-2313)*
  10.9           Executive Retirement Plan (File No. 1-2313)*
  10.10          Employment Agreement with Howard P. Allen
                 (File No. 1-2313)*
  10.11          1995 Executive Incentive Compensation Plan (File No. 1-9936)*
  10.12          1996 Executive Incentive Compensation Plan
  10.13          Executive Disability and Survivor Benefit Program
                 (File No. 1-9936)*
  10.14          Retirement Plan for Directors
  10.15          Director Incentive Compensation Plan
  10.16          Officer Long-Term Incentive Compensation Plan
  10.16.1 Form of Agreement for 1989-1995 Awards under the Officer Long-Term Incentive Compensation Plan (File No. 1-9936)*
  10.16.2 Form of Agreement for 1996 Awards under the Officer Long-Term Incentive Compensation Plan
  10.17          Estate and Financial Planning Program (File No. 1-9936)*
  10.18          Consulting Agreement with Howard P. Allen (File No. 1-9936)*
  10.19          Employment Agreement with Bryant C. Danner (File No. 1-9936)*
  10.20          Employment Agreement with Stephen E. Frank (File No. 1-9936)*
  10.21          Letter Agreement with Edward R. Muller (File No. 1-2313)*
  11.            Computation of Primary and Fully Diluted Earnings Per Share
  12.            Computation of Ratios of Earnings to Fixed Charges
  13.            Selected portions of the Annual Report to Shareholders
                 for year ended December 31, 1996
  21.            Subsidiaries of the Registrant
  23.            Consent of Independent Public Accountants - Arthur Andersen
                 LLP
  24.1           Power of Attorney
  24.2           Certified copy of Resolution of Board of Directors
                 Authorizing Signature
  27.            Financial Data Schedule
____________

* Incorporated by reference pursuant to Rule 12b-32.

                                                      EXHIBIT 10.12


                      EDISON INTERNATIONAL AND
                 SOUTHERN CALIFORNIA EDISON COMPANY

             1996 EXECUTIVE INCENTIVE COMPENSATION PLAN


                    As Adopted December 13, 1995


WHEREAS, it has been determined that it is in the best interest of the Edison International and Southern California Edison Company (SCE) to offer and maintain competitive executive compensation programs designed to attract and retain qualified executives; and

WHEREAS, it has been determined that providing financial incentives to executives that reinforce and recognize corporate, organizational and individual performance and accomplishments will enhance the financial and operational performance of Edison International and SCE; and

WHEREAS, it has been determined that an incentive compensation program would encourage the attainment of short-term corporate goals and objectives;

NOW, THEREFORE, the 1996 Executive Incentive Compensation Plan has been established by the Compensation and Executive Personnel Committee of the Boards of Directors effective January 1, 1996, and made available to eligible executives of the Edison International and SCE subject to the following terms and conditions:

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

"Company" means Edison International and/or Southern California Edison
Company.

"Committee" means the Compensation and Executive Personnel Committees of the Boards.

"Participant" means the Chairman, president, executive vice presidents, senior vice presidents, elected vice presidents, and senior managers whose participation in this Plan has been approved by the Chairman.

"Plan" means the Edison International and Southern California Edison Company 1996 Executive Incentive Compensation Plan.

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

3. Company Performance Goals. The Chairman will furnish recommended Company achievement goals to the Committee, out of which the Committee will, in consultation with the Chairman, select those areas of achievement upon which they wish the Company to focus particular attention and identify performance goals for the year.

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

         70% of Base Salary for the Chairman;
         60% of Base Salary for the President;
         60% of Base Salary for the Executive Vice Presidents;
         45% of Base Salary for the Senior Vice Presidents;
         35% of Base Salary for the elected Vice Presidents; and 25-30% of Base Salary for the Senior Managers.
<page 2>

Stretch-maximum awards of up to 150% of target may be earned on the basis of performance in excess of targets. All awards shall be made in the discretion of the Committee on the basis of its assessment of corporate and individual performance.

5. Approval and Payment of Individual Awards. During the first quarter of the year following the completion of the calendar year, the Chairman will assess the degree to which individual and corporate goals and objectives have been achieved and will develop suggested incentive awards for eligible Participants other than the Chairman. The Committee will receive a report from the Chairman as to overall Company performance, will deliberate on the Chairman's recommendations, will develop an incentive award for the Chairman, and make its determination as to the approval of the recommended awards for officers. Awards to non-officers shall be determined and approved by the Chairman. All decisions of the Committee and the Chairman regarding individual incentive awards will be final and conclusive.

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

Awards under this Plan will not be considered to be salary or other compensation for the purpose of computing benefits to which the Participant may be entitled under any pension plan, stock bonus plan, including but not limited to the SCE Retirement Plan, SCE Stock Savings Plus Plan, or other plan or arrangement of the Company for the benefit of its employees if such plan or arrangement is a plan qualified under
Section 401(a) of the Code and is a trust exempt from Federal income tax under Section 501(a) of the Code.

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

7. Plan Administration. This Plan and any officer awards under it are to be approved by the Committee. The Chairman shall approve any non-officer awards. Administration of the Plan is otherwise delegated to management under the direction of the Chairman. The responsible vice president is authorized to approve ministerial amendments to the Plan, to interpret Plan provisions, and to approve changes as may be required by law or regulation. Neither the Company nor any member of the Committee or the Board shall be liable to any person for any action taken or omitted in connection with the interpretation and administration of the Plan.

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

                                     EDISON INTERNATIONAL
                                     SOUTHERN CALIFORNIA EDISON COMPANY



                                              Emiko Banfield
                                     -------------------------------
                                     Emiko Banfield, Vice President

                                               EXHIBIT 10.14

                    EDISON INTERNATIONAL
             SOUTHERN CALIFORNIA EDISON COMPANY

                RETIREMENT PLAN FOR DIRECTORS

                As Amended February 15, 1996


                         I.  GENERAL

1.1 Purpose
The purpose of this Plan is to provide recognition and retirement compensation to eligible members of the Edison International and Southern California Edison Company Boards of Directors ("Boards") to facilitate the companies' ability to attract, retain, and reward members of the Boards.

1.2 Eligibility
Eligibility in this Plan is limited to members of the Boards who have at least five years of total service (which need not be continuous service) as directors, and who retire or resign from the Boards in good standing or die while in service and in good standing. This Plan covers periods of service both as an employee director and as an outside director. For purposes of this Plan, a year of service will be determined on a calendar year basis and a full year of service will be credited for any fractional year served.

                II.  AMOUNT OF ANNUAL BENEFIT

2.1 Benefit
The Plan pays an annual retirement benefit equal to the annual retainer in effect at the time of the eligible director's retirement, resignation, or death. The retirement benefit will be paid quarterly in advance in equal installments for the period described in Section 3.1(a). No additional amount will be paid for service on any of the committees of the Boards, nor will interest be paid.

2.2 Benefit of Directors in Service Before 1996
If a director has Board service prior to 1996, the Plan will pay an annual retirement benefit determined by multiplying the director's years of service before and after January 1, 1996 by the applicable compensation base and dividing the sum of the products by the director's total years of service. For service before 1996, the compensation base will be the annual retainer plus eight times the regular monthly meeting fee in effect at the time of the eligible director's retirement, resignation or death. For service after 1995, the compensation base will be the annual retainer in effect at the time of the eligible director's retirement, resignation or death.

                  III. DURATION OF PAYMENTS

3.1 Benefit Period
(a) The Plan benefit will be paid to the retired director or his/her surviving spouse for the number of years equal to the director's total years of service on the Boards.

(b) A break in service on the Board of Southern California Edison Company which was required to allow the director to render a period of distinguished and uninterrupted government service which was completed before 1982 and which was followed by reelection to that Board will be recognized under this Plan as a period of service on that Board.

(c) A year of simultaneous service on the Boards of Edison International and Southern California Edison Company will be counted as one year for computation of the Plan's benefit period.

3.2 Commencement of Payments
The first quarterly installment of Plan Benefits will be paid on the first day of the calendar quarter following the director's retirement as a director, or the 65th anniversary of the director's birth, whichever occurs later.

3.3 Survivor Benefits
(a) If the director dies without leaving a surviving spouse, a lump sum of any benefit payments remaining will be calculated and paid to the estate of the director.

(b) If the director dies leaving a surviving spouse before retiring from the Boards, benefit payments to that spouse will begin on the first day of the calendar quarter following the date of the director's death, or the 65th anniversary of the director's birth, whichever occurs later.

(c) If the director dies leaving a surviving spouse after benefit payments have begun, benefit payments will continue and be paid to that spouse.

(d) If the director dies leaving a surviving spouse after retirement from the Boards but before benefit payments have begun, benefit payments to that spouse will begin on the first day of the calendar quarter following the 65th anniversary of the director's birth.

3.4 Termination of Benefit Payments
Once begun, benefit payments to a retired director or his/her surviving spouse will continue until the earlier of the

o  completion of payments for the Benefit Period, or

o date of death of the later to die of the director or the surviving spouse. Upon said death, a lump sum of any remaining benefit payments will be calculated and paid to that person's estate.


                      V. ADMINISTRATION

(a) This Plan is non-contributory, non-qualified and unfunded, and represents an unsecured general obligation of each Company. No special fund or trust will be created, nor will any notes or securities be issued with respect to any retirement benefits.

(b) The Chair of each Company's Compensation and Executive Personnel Committee, or the Vice President of Human Resources of Southern California Edison Company, will have full and final authority to interpret this Plan, and to make determinations advisable for the administration of this Plan, to approve ministerial changes, and to approve changes as may be required by law or regulation. All such decisions and determinations will be final and binding upon all parties.

(c) If any person entitled to payments under this Plan is, in the opinion of the Committees or their designee, incapacitated and unable to use such payments in his/her own best interest, the Committees or their designee may direct that payments (or any portion) be made to the person's spouse or legal guardian, as an alternative to the payment to the person unable to use the payments. The Committees or their designee will have no obligation to supervise the use of such payments.

(d)  This Plan will be governed by the laws of the State of California.


                                  EDISON INTERNATIONAL AND
                             SOUTHERN CALIFORNIA EDISON COMPANY


                                      Beverly P. Ryder
                          ----------------------------------------
                                 Beverly P. Ryder, Secretary


<page 3>

                                                       EXHIBIT 10.15

                        EDISON INTERNATIONAL

                DIRECTOR INCENTIVE COMPENSATION PLAN

              As Amended and Restated February 15, 1996



I.  GENERAL

1.1  Purpose

   The purpose of the Director Incentive Compensation Plan ("Plan") is to foster and promote the long-term financial success of Edison International and its affiliates by attracting and retaining outstanding nonemployee directors by enabling them to participate in the corporation's growth through automatic, nondiscretionary awards of stock ("Awards").

1.2  Eligibility

   Eligibility in this Plan shall be limited to members of the Board of Directors of Edison International or, an Edison International affiliate, who at the time the Award is made are not employees or officers of Edison International or an Edison International affiliate.

1.3  Shares Subject to the Plan

   Shares of stock covered by Awards under the Plan may be, in whole or in part, authorized and unissued shares of Edison International's common stock, or previously issued shares of common stock reacquired by Edison International including shares purchased on the open market, or such other shares as may be substituted pursuant to Section 3.3 ("Common Stock").
The maximum number of shares of Common Stock which may be issued for all purposes under the Plan shall be 196,800 (subject to adjustment pursuant to Section 3.3).


II.  STOCK AWARDS

2.1  Award Formula

   Effective with a Director's election on April 16, 1992, and on each subsequent date a Director is elected or reelected to the Board of Directors of Edison International at an annual meeting of the stockholders, such Director will automatically be granted
<page 1>
500 shares of fully vested Common Stock, at no cost to the Director. Each stock certificate evidencing an Award shall be registered in the name of the Director and delivered to him or her on that date, or as soon thereafter as practicable. Directors serving on more than one Board will receive only one Award per year under the Plan.

2.2  Award Limitation

   Subject to the limitations of Section 3.2, the award formula may be modified from time to time by the Board of Directors, with respect to pricing, timing and amount, but such formula will not be modified to provide an Award in excess of 1000 shares of Common Stock per Director per year.


III.  ADMINISTRATION

3.1  Administration of the Plan

   The Plan shall be self-effectuating. Administrative determinations necessary or advisable for the administration or interpretation of the Plan in order to carry out its provisions and purposes shall be made by Edison International.

3.2  Amendment, Suspension and Termination of Plan

   The Board of Directors may suspend or terminate the Plan or any portion thereof at any time and may amend the Plan from time to time in such respects as the Board of Directors may deem advisable; provided, however, the Plan shall not be amended more than once every six months, other than to comport with changes in the Internal Revenue Code of 1986, as amended, or the rules promulgated thereunder; and provided further, the Plan shall not be amended, without shareholder approval to the extent required by law or the rules of any exchange upon which the Common Stock is listed, (a) to materially increase the number of shares of Common Stock which may be issued under the Plan, except as provided in Section 3.3, (b) to materially modify the requirements as to eligibility for participation in the Plan, or (c) to materially increase the benefits accruing to Directors under the Plan. No such amendment, suspension or termination shall make any change that would disqualify the Plan, or any other Plan of Edison International intended to be so qualified, from the exemption provided by Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended.

3.3  Capital Adjustments

   In the event of a stock dividend or stock split, combination or other reduction in the number of issued shares of Common Stock, a merger, consolidation, reorganization, recapitalization, sale or exchange of substantially all assets or dissolution of Edison International, the Board of Directors shall, in order to prevent the dilution or enlargement of rights under the Plan, make such adjustments in the number and type of shares authorized and the number and type of shares that may be awarded under this Plan as may be determined to be appropriate and equitable.


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

4.4  Term of Plan

   This Plan shall become effective upon its approval by the stockholders of Edison International at their annual meeting on April 16, 1992, and shall continue in effect until terminated by the Edison International Board of Directors or the Edison International stockholders.

                                EDISON INTERNATIONAL


                                Beverly P. Ryder
                                ---------------------------------
                                Beverly P. Ryder
                                Secretary


<page 3>

                                                       EXHIBIT 10.16

                              EDISON INTERNATIONAL

                 OFFICER LONG-TERM INCENTIVE COMPENSATION PLAN


                  Amended and Restated as of February 15, 1996


WHEREAS, the 1987 Long-Term Incentive Compensation Plan (the "1987 Plan") was approved by the shareholders of Southern California Edison Company effective January 15, 1987;

WHEREAS, SCEcorp assumed sponsorship of the 1987 Plan with the formation of the holding company approved by the shareholders of Southern California Edison Company on April 21, 1988; and

WHEREAS, it is deemed desirable to amend and restate the Plan as the Edison International Officer Long-Term Incentive Compensation Plan;

NOW, THEREFORE, the Edison International Officer Long-Term Incentive Compensation Plan is restated subject to the following terms and conditions:

1.   Purpose.
The purpose of the Edison International Officer Long-Term Incentive Compensation Plan is to improve the long-term financial and operational performance of Edison International and its affiliates by providing eligible Participants a financial incentive which reinforces and recognizes long-term corporate, organizational and individual performance and accomplishments. The Plan is intended to promote the interests of Edison International and its shareholders by encouraging eligible Participants to acquire stock or increase their proprietary interest in Edison International.

2.   Definitions.
Whenever the following terms are used in this Plan, they will have the meanings specified below unless the context clearly indicates the contrary:

"Board of Directors" or "Board" means the Board of Directors of Edison International.

"Cash Equivalent" means a stock-based award payable in cash only granted pursuant to Section 14.

"Code" means the Internal Revenue Code of 1986, as amended.

"Committee" means the Compensation and Executive Personnel Committee of the Board of Directors excluding those members ineligible to administer this Plan as determined under Section 4.

"Common Stock" means the common shares of Edison International.

"Company" means Edison International or the Edison International affiliate employing the Participant.

"Dividend Equivalent" means the additional amount of cash or Common Stock as described in Section 12.

"Eligible Person" or "Participant" means an officer of the Company whose participation has been approved by the Committee, including without limitation, executive officers under Section 16 of the Securities Exchange Act of 1934, as amended, but excluding those persons participating in the Edison International Management Long-Term Incentive Compensation Plan.

"Fair Market Value" means the average of the highest and lowest sale prices for the Common Stock as reported in the western edition of The Wall Street Journal for the New York Stock Exchange Composite Transactions for the date as of which such determination is made.

"Former Rule 16b-3" means Rule 16b-3 promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, and effective until May 1, 1991.

"Holder" means a person holding an Incentive Award.

"Incentive Award" means any award which may be made under the Plan by the Committee.

"Incentive Stock Option" means an option as defined under Section 422A of the Code granted pursuant to Section 7 of the Plan.

"Nonqualified Stock Option" means an option, other than an Incentive Stock Option, granted pursuant to Section 6 of the Plan.

"Option" means either a Nonqualified Stock Option or Incentive Stock
Option.

"Performance Award" means an award granted pursuant to Section 10 which may be based on stock value, book value, or other specific performance criteria.

"Plan" means the Officer Long-Term Incentive Compensation Plan as set forth herein, which may be amended from time-to-time.

"Restricted Stock" means Common Stock granted or awarded pursuant to
Section 8 of the Plan, which is nontransferable and subject to substantial risk of forfeiture until restrictions lapse.

"Rule 16b-3" means Rule 16b-3 promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, and effective May 1, 1991.

"Stock Appreciation Equivalent" means an award based on Common Stock appreciation or other specific performance criteria which is granted pursuant to Section 11.

"Stock Appreciation Right" or "Right" means a right granted pursuant to
Section 9 of the Plan.

"Stock Payment" means a payment pursuant to Section 13 in shares of Common Stock to replace all or any portion of the compensation (other than base salary) that would otherwise become payable to a Participant in cash.

3.   Aggregate Awards Under Plan.
Pursuant to the terms of the Plan, and subject to the provisions of this
Section 3 and Section 16 of the Plan, the aggregate number of shares of Common Stock that may be issued or transferred pursuant to Incentive Awards, and the total aggregate value of Incentive Awards other than Dividend Equivalents which are payable in a form other than Common Stock, will not exceed 1.5 million shares, or the fair market value of such shares as determined on the dates of payment of the Incentive Awards. On an annual basis, as long as any Incentive Awards are outstanding and have not been paid, Dividend Equivalents payable in cash will not exceed the annual dividend payable on 1.5 million shares of Common Stock.

The shares to be delivered under the Plan will be made available, at the discretion of the Board or Committee, either from authorized but unissued shares of Common Stock or from previously issued shares of Common Stock reacquired by Edison International including shares purchased on the open market.

If any Incentive Award expires, is forfeited, is canceled, or otherwise terminates for any reason other than upon exercise or payment, the shares of Common Stock (provided the Participant receives no benefit of ownership) or equivalent value that could have been delivered will not be charged against the limitations provided above and may again be made subject to Incentive Awards. However, shares subject to Stock Appreciation Rights settled in cash will not be charged against the share limitations provided above, but only against the fair market value limitation.

4.   Administration.
The Plan will be administered by the Committee, which will consist of those directors on the Compensation Committee of the Board who, (i) as long as Former Rule 16b-3 is elected to apply to this Plan, are not eligible to receive Incentive Awards under the Plan at the time he or she exercises discretion in administering the Plan, and have not been eligible for selection for at least one year prior thereto to receive Incentive Awards or

Common Stock pursuant to the Plan, or any other plan of Edison International or any of its affiliates entitling the Participants therein to acquire Common Stock, Stock Appreciation Rights, or Options of Edison International or any of its affiliates, other than plans permitted by Former Rule 16b-3, or, (ii) from the time Rule 16b-3 is elected to apply to this Plan, during the one year prior to service as an administrator of the Plan, or during such service, have not been granted or awarded Incentive Awards or Common Stock pursuant to the Plan or any other plan of Edison International or any of its affiliates, other than plans permitted by Rule 16b-3. To the extent the members of the Compensation Committee of the Board satisfying the above criteria are fewer than three in number and Former Rule 16b-3 is elected to apply to this Plan, the Board shall appoint additional directors until at least three members are qualified to administer this Plan. From the time Rule 16-3b is elected to apply to the Plan, the Board shall ensure at least two members are qualified to administer the Plan.

The Committee has, and may exercise, such powers and authority of the Board as may be necessary or appropriate for the Committee to carry out its functions as described in the Plan. The Committee has sole authority in its discretion to determine the Officers to whom, and the time or times at which, Incentive Awards may be granted, the nature of the Incentive Award, the number of shares of Common Stock or the amount of cash that makes up each Incentive Award, the pricing and amount of any Incentive Award, the objectives, goals and performance criteria (which need not be identical) utilized to measure the value of Incentive Awards, the form of payment (cash or Common Stock or a combination thereof) payable upon the event or events giving rise to payment of an Incentive Award, the vesting schedule of any Incentive Award, the term of any Incentive Award, and such other terms and conditions applicable to each individual Incentive Award as the Committee shall determine. The Committee may grant at any time new Incentive Awards to a Participant who has previously received Incentive Awards whether such prior Incentive Awards are still outstanding, have previously been exercised in whole or in part, or are canceled in connection with the issuance of new Incentive Awards. The purchase price or initial value of the Incentive Awards may be established by the Committee without regard to the existing Incentive Awards or such other grants. Further, the Committee may, with the consent of a Participant, amend the terms of any existing Incentive Award previously granted to include or amend any provisions which could be incorporated in such an Incentive Award at the time of such amendment.

The Committee has the sole authority to interpret the Plan, to determine the terms and provisions of the Incentive Award agreements, and to make all determinations necessary or advisable for the administration of the Plan. The Committee has authority to prescribe, amend, and rescind rules and regulations relating to the Plan. All interpretations, determinations, and actions by the Committee will be final, conclusive, and binding upon all parties. Any action of the Committee with respect to the administration of the Plan shall be taken pursuant to a majority vote or by the unanimous written consent of its members. The Committee may delegate to one or more agents such nondiscretionary administrative duties as it may deem advisable.

No member of the Board or the Committee or agent or designee thereof will be liable for any action or determination made in good faith by the Board or the Committee with respect to the Plan or any transaction arising under the Plan.

5.   Eligibility and Date of Grant.
The Committee has authority, in its sole discretion, to determine and designate from time-to-time those Eligible Persons who are to be granted Incentive Awards, the type of Incentive Awards to be granted, the times at which Incentive Awards will be granted, the prices of Incentive Awards (which may be any lawful consideration determined by the Committee), the amount of any Incentive Award, and the number of shares of Common Stock or the amount of cash subject to each Incentive Award.

Each Incentive Award will be evidenced by a written instrument signed by Edison International and the Participant and may include any other terms and conditions consistent with the Plan as the Committee may in its discretion determine. The date of grant of an Incentive Award will be the date of the Agreement between the Company and the Participant.

6.   Nonqualified Stock Options.
The Committee may approve the grant of Nonqualified Stock Options to Eligible Persons, subject to the following terms and conditions:

(a) The purchase price of Common Stock under each Nonqualified Stock Option may not be less than one hundred percent of the Fair Market Value of the Common Stock on the date the Nonqualified Stock Option is granted.

(b) No Nonqualified Stock Option may be exercised after ten years and one day from the date of grant.

(c) Upon the exercise of a Nonqualified Stock Option, the purchase price will be payable in full in cash and/or its equivalent, such as Common Stock, acceptable to Edison International. Any shares so assigned and delivered to Edison International in payment or partial payment of the purchase price will be valued at their Fair Market Value on the exercise date.

(d) No fractional shares will be issued pursuant to the exercise of a Nonqualified Stock Option. Only cash payments will be made in lieu of fractional shares.

7.   Incentive Stock Options.
The Committee may approve the grant of Incentive Stock Options to Eligible Persons, subject to the following terms and conditions:

(a) The purchase price of each share of Common Stock under an Incentive Stock Option will be at least equal to the Fair Market Value of a share of the Common Stock on the date of grant; provided, however, that if a Participant, at the time an Incentive Stock Option is granted, owns stock representing more than ten (10%) percent of the
<page 5>
total combined voting power of all classes of stock of Edison International (as defined in Section 425(e) or (d) of the Code), then the exercise price of each share of Common Stock subject to such Incentive Stock Option shall be at least one hundred and ten (110%) percent of the Fair Market Value of such share of Common Stock, as determined in the manner stated in this paragraph.

(b) No Incentive Stock Option may be exercised after ten (10) years from the date of the grant. Each Incentive Stock Option granted under this Plan shall also be subject to earlier termination as provided in this Plan.

(c) Upon the exercise of an Incentive Stock Option, the purchase price will be payable in full in cash and/or its equivalent, such as Common Stock, acceptable to Edison International. Any shares so assigned and delivered to Edison International in payment or partial payment of the purchase price will be valued at their Fair Market Value on the exercise date.

(d) The Fair Market Value (determined at the time the Incentive Stock Option is granted) of the shares of Common Stock for which any Participant may be granted Incentive Stock Options that are first exercisable during any one calendar year (including Incentive Stock Options under all plans of the Company) will not in the aggregate exceed One Hundred Thousand ($100,000) Dollars.

(e) No fractional share will be issued pursuant to the exercise of an Incentive Stock Option. Only cash payments will be made in lieu of fractional shares.

8.   Restricted Stock.
The Committee may approve the grant or award of Restricted Stock to Eligible Persons subject to the conditions of this Section 8.

(a) All shares of Restricted Stock granted or awarded pursuant to the Plan (including any shares of Restricted Stock received by the Holder as a result of stock dividends, stock splits, or any other forms of adjustment) will be subject to the following restrictions:

     (i) The shares may not be sold, transferred, or otherwise alienated or hypothecated until the restrictions are removed or expire.

     (ii) The Committee may require the Holder to enter into an escrow agreement providing that the certificates representing Restricted Stock granted or awarded pursuant to the Plan will remain in the physical custody of an escrow holder or Edison International until all restrictions are removed or expire.

     (iii) Each certificate representing Restricted Stock granted or awarded pursuant to the Plan will bear a legend making appropriate reference to the restrictions imposed on the Restricted Stock.

     (iv) The Committee may impose restrictions on any shares granted or awarded as it may deem advisable, including, without limitation, restrictions designed to facilitate exemption from or compliance with the Securities Exchange Act of 1934, as amended, with requirements of any stock exchange upon which such shares or shares of the same class are then listed, and with any blue sky or other securities laws applicable to such shares.

(b) The restrictions imposed under subparagraph (a) above upon Restricted Stock will lapse in accordance with a schedule or other conditions as determined by the Committee, subject to the provisions of Sections 18 and 19.

(c) Upon acceptance of the Restricted Stock offer, the purchase price, if any, established by the Committee will be payable in full in cash and/or its equivalent, such as Common Stock, acceptable to Edison
International.

(d) Subject to the provisions of subparagraph (a) above and Section 19, the Holder will have all rights of a shareholder with respect to the Restricted Stock granted or awarded, including the right to vote the shares and receive all dividends and other distributions paid or made with respect thereto.

9.   Stock Appreciation Rights.
The Committee may approve the grant of Rights related or unrelated to Options to Eligible Persons, subject to the following terms and conditions:

(a)  A Stock Appreciation Right may be granted:

     (i)    at any time if unrelated to an option;

     (ii) either at the time of grant, or at any time thereafter during the option term if related to a Nonqualified Stock Option;

     (iii)  only at the time of grant if related to an Incentive Stock
            Option.

(b) A Stock Appreciation Right grant in connection with an Option will entitle the Holder of the related Option, upon exercise of the Stock Appreciation Right, to surrender such Option, or any portion thereof to the extent unexercised, with respect to the number of shares as to which such Stock Appreciation Right is exercised, and to receive payment of an amount computed pursuant to Section 9(d). Such Option will, to the extent surrendered, then cease to be exercisable.

(c) Subject to Section 9(g), a Stock Appreciation Right granted in connection with an Option hereunder will be exercisable at such time or times, and only to the extent that a related Option is exercisable, and will not be transferable except to the extent that such related Option may be transferable.

(d) Upon the exercise of a Stock Appreciation Right related to an Option, the Holder will be entitled to receive payment of an amount determined by multiplying:

     (i) The difference obtained by subtracting the purchase price of a share of Common Stock specified in the related Option from the Fair Market Value of a share of Common Stock on the date of exercise of such Stock Appreciation Right, by

     (ii) The number of shares to which such Stock Appreciation Right has been exercised.

(e) The Committee may grant Stock Appreciation Rights unrelated to Options to Eligible Persons. Section 9(d) shall be used to determine the amount payable at exercise of such Stock Appreciation Right(s) if Fair Market Value is not used, except that Fair Market Value shall not be used if the Committee specified in the award that book value or another measure as deemed appropriate by the Committee was to be used. In applying the formula in Section 9(d), the initial share value specified in the Stock Appreciation Right award shall be used in lieu of the price "specified in the related Option."

(f) Payment of the amount determined under Section 9(d) or (e) may be made solely in whole shares of Common Stock in a number determined at their Fair Market Value on the date of exercise of the Stock Appreciation Right or alternatively, at the sole discretion of the Committee, solely in cash or in a combination of cash and shares as the Committee deems advisable. If the Committee decides to make full payment in shares of Common Stock, and the amount payable results in a fractional share, no fractional share will be issued. Payment for the fractional share will be made in cash only.

(g) The Committee may, at the time a Stock Appreciation Right is granted, impose such conditions on the exercise of the Stock Appreciation Right as may be required to satisfy the requirements of Former Rule 16b-3 and/or Rule 16b-3, as applicable (or any other comparable provisions in effect at the time or times in question). Without limiting the generality of the foregoing, the Committee may determine that a Stock Appreciation Right may be exercised only during the period beginning on the third business day and ending on the twelfth business day following the publication of Edison International's quarterly and annual summarized financial data.

10.  Performance Awards.
The Committee may approve Performance Awards to Eligible Persons. Such awards may be based on Common Stock performance over a period determined in advance by the Committee or any other measures as determined appropriate by the Committee. Payment will be in cash unless replaced by a Stock Payment in full or in part as determined by the Committee.

11.  Stock Appreciation Equivalents.
The Committee may approve Stock Appreciation Equivalents to Eligible Persons. Such awards may be based on Common Stock performance over a period determined in advance by the Committee, or any other measures as determined appropriate by the Committee. Payment will be in cash unless replaced by a Stock Payment in full or in part as determined by the Committee.

12.  Dividend Equivalents.
The Committee may approve Dividend Equivalents based on the dividends declared on the Common Stock on record dates during the period between the date an Incentive Award is granted and the date such Incentive Award is exercised or paid. Dividend Equivalents may be awarded separately or in connection with Incentive Awards payable, whether payable in cash or Common Stock. Subject to Sections 3 and 16, such Dividend Equivalents shall be converted to cash or additional shares by such formula and at such time as may be determined by the Committee.

13.  Stock Payments.
The Committee may approve Stock Payments of Common Stock to Eligible Persons for all or any portion of the compensation (other than base salary) that would otherwise become payable to a Participant in cash.

Notwithstanding anything to the contrary contained in this Plan, if the written instrument signed by Edison International and the Holder evidencing any Incentive Award states that the Incentive Award(s) will be paid in cash, the Committee may not make a Stock Payment in lieu thereof, and the Incentive Award(s) will be redeemable or exercisable by the Holder only for cash.

14.  Cash Equivalents.
The Committee may grant any Incentive Award permitted under the Plan which is otherwise payable in stock in the form of a cash equivalent award.

15.  Deferral of Payment.
The Committee may approve the deferral of any payments which may become due under the Plan. Such deferrals shall be subject to any conditions, restrictions or requirements as the Committee may determine.

16.  Adjustment Provisions.
Subject to the provisions of this Section 16 below, if the outstanding shares of Common Stock are increased, decreased, or exchanged for a different number or kind of shares or other securities, or if additional shares or new or different shares or other securities are distributed with respect to such shares of Common Stock or other securities, through merger, consolidation, sale of all or substantially all of the property of Edison International, reorganization, recapitalization, reclassification, stock dividend, stock split, reverse stock split or other distribution with respect to such shares of Common Stock or other securities, an appropriate and proportionate adjustment may be made in (i) the maximum number and kind of shares provided in Section 3 of the Plan,
(ii) the
number and kind of shares or other securities subject to the then outstanding Incentive Awards, and (iii) the price for each share or other unit of any other securities subject to the then outstanding Incentive Awards without change in the aggregate purchase price or value as to which Incentive Awards remain exercisable or subject to restrictions.

Despite the foregoing, upon dissolution or liquidation of Edison International, or upon a reorganization, merger, or consolidation of Edison International with one or more corporations as a result of which Edison International is not the surviving corporation, or upon the sale of all or substantially all the property of Edison International, all Options, Stock Appreciation Rights, and other Incentive Awards then outstanding under the Plan will be fully vested and exercisable and all restrictions on Restricted Stock will immediately cease, unless provisions are made in connection with such transaction for the continuance of the Plan and the assumption of or the substitution for such Incentive Awards of new Options, Stock Appreciation Rights, or other Incentive Awards, or Restricted Stock covering the stock of a successor employer corporation, or a parent or subsidiary thereof, with appropriate adjustments as to the number and kind of shares and prices.

Any adjustments pursuant to this Section will be made by the Committee, whose determination as to what adjustments will be made and the extent thereof will be final, binding, and conclusive. No fractional interest will be issued under the Plan on account of any such adjustments. Only cash payments will be made in lieu of fractional shares.

17.  General Provisions.
(a) With respect to any share of Common Stock issued or transferred under any provision of the Plan, such shares may be issued or transferred subject to such conditions, in addition to those specifically provided in the Plan, as the Committee may direct.

(b) Nothing in the Plan or in any instrument executed pursuant to the Plan will confer upon any Holder any right to continue in the employ of the Company or affect the right of the Company to terminate the employment of any Holder at any time with or without cause.

(c) No shares of Common Stock will be issued or transferred pursuant to an Incentive Award unless and until all then applicable requirements imposed by federal and state securities and other laws, rules, and regulations and by any regulatory agencies having jurisdiction, and by any stock exchanges upon which the Common Stock may be listed, have been fully met. As a condition precedent to the issue of shares pursuant to the grant or exercise of an Incentive Award, Edison International may require the Holder to take any reasonable action to meet such requirements.

(d) No Holder (individually or as a member of a group) and no beneficiary or other person claiming under or through such Holder will have any right, title, or interest in or to any shares of Common Stock allocated or reserved under the Plan or subject to any
<page 10>

Incentive Award except as to such shares of Common Stock, if any, that have been issued or transferred to such Holder.

(e) Edison International may make such provisions as it deems appropriate to withhold any taxes which it determines it is required to withhold in connection with any Incentive Award. Subject to this Section 17(e), however, and without in anyway limiting the generality of Section 9, the Committee, in its sole discretion and subject to such rules as the Committee may adopt, may permit Participants to elect (i) cash settlement of any Incentive Award, or (ii) to apply a portion of the shares of Common Stock they are otherwise entitled to receive pursuant to an Incentive Award, or shares of Common Stock already owned, to satisfy the tax withholding obligation arising from the receipt, vesting, or exercise of any Incentive Award, as applicable.

(f) No Incentive Award and no right under the Plan, contingent or otherwise, will be assignable or subject to any encumbrance, pledge, or charge of any nature, or otherwise transferable (meaning, without limitation, that such Incentive Award or right is exercisable during the Holder's lifetime only by him or her or by his or her guardian or legal representative) except that, under such rules and regulations as Edison International may establish pursuant to the terms of the Plan, a beneficiary may be designated with respect to an Incentive Award in the event of death of a Holder of such Incentive Award, and from the time Rule 16b-3 is elected to apply to this Plan, Incentive Awards may be transferred pursuant to a qualified domestic relations order as defined by the Code or Title I of the Employee Retirement Income Security Act, or the regulations promulgated thereunder. If such beneficiary is the executor or administrator of the estate of the Holder of such Incentive Award, any rights with respect to such Incentive Award may be transferred to the person or persons or entity (including a trust) entitled thereto under the will of the Holder of such Incentive Award, or, in the case of intestacy, under the laws relating to intestacy.

(g) Notwithstanding Section 17(f), the Committee may, to the extent permitted by applicable law and Former Rule 16b-3 and/or Rule 16b-3, as applicable, permit a Holder to assign the rights to exercise Options or Rights to a trust or to exercise options or rights in favor of a trust, provided that, in the case of Incentive Stock Options, such exercise in favor of a trust shall be permitted only if and to the extent that such exercise is not deemed to be a transfer to or exercise by someone other than the Holder in contravention of Section 422A(b)(5) of the Code.

(h) Whenever a Holder is entitled to receive cash in lieu of a fractional share, recognizing that such payment may be deemed a sale of the underlying Common Stock under Section 16 of the Securities Exchange Act of 1934, as amended, the Holder may alternatively elect, at least six months in advance of the payment date, to receive the cash payment or to forfeit his or her rights to such cash payment. This election will be evidenced in the Incentive Award agreement.

(i)  This Plan shall be governed by the laws of the State of California.
<page 11>

18.  Amendment and Termination of the Plan.
The Board of Directors or the Committee will have the power, in its discretion, to amend, suspend, or terminate the Plan at any time. No such amendment will, without approval of the shareholders of Edison
International to the extent required by law or the rules of any exchange upon which the Common Stock is listed, and except as provided in Section 16 of the Plan:

(a) Materially modify the requirements as to eligibility for participation in the Plan;

(b) Materially increase the benefits accruing to Eligible Persons under the Plan; or

(c) Materially increase the number of securities which may be issued under the Plan.

The Committee may, with the consent of a Holder, make such modifications in the terms and conditions of any Incentive Award as it deems advisable or cancel the Incentive Award (with or without consideration). No amendment, suspension, or termination of the Plan will, without the consent of the Holder, alter, terminate, impair, or adversely affect any right or obligation under any Incentive Award previously granted under the Plan.

19.  Termination of Employment.
(a) A Stock Appreciation Right or an Option held by a person who was an employee at the time such Right or Option was granted will expire immediately if and when the Holder ceases to be an employee, except as follows:

     (i) If the employment of a Participant is terminated by the Company other than for cause, then the Stock Appreciation Rights and Options will expire six months thereafter unless the terms of the Incentive Award agreement specify otherwise. For purposes of this provision, termination "for cause" shall include, but shall not be limited to, termination because of dishonesty, criminal offense, or violation of work rule, and shall be determined by, and in the sole discretion of, the Company. During the six-month period, the Stock Appreciation Rights and Options may be exercised in accordance with their terms, but only to the extent exercisable on the date of termination of employment.

     (ii) If a Participant dies or becomes permanently and totally disabled while employed by the Company, the Stock Appreciation Rights and Options of the Participant will expire three years after the date of death or permanent and total disability unless the terms of the Incentive Award agreement specify otherwise. If the Participant dies or becomes permanently and totally disabled within the six-month period referred to in subparagraph (a) above, the Stock Appreciation Rights and Options will expire six months after the date of death or permanent and total disability, unless the terms of the Incentive Award agreement specify otherwise.
<page 12>

(b) In the event a Holder of other Incentive Awards ceases to be an employee, all such Incentive Awards will terminate except in the case of retirement, death, or permanent and total disability. To be eligible for the full amount of any such Incentive Award, an individual must have been a Participant for the entire period to which the Incentive Award applies. Pro-rata awards may be distributed to Participants who are discharged or who terminate their employment for reasons other than incompetence, misconduct or fraud, or who retired or became disabled during the incentive period, or who were Participants for less than the full incentive period. A pro-rata award may be made to a Participant's designated beneficiary in the event of death of a Participant during an incentive period prior to an award being made.

(c) The Committee may in its sole discretion determine, with respect to an Incentive Award, that any Holder who is on a leave of absence for any reason will be considered as still in the employ of the Company, provided that rights to such Incentive Award during an unpaid leave of absence will be limited to the extent to which such right was earned or vested at the commencement of such leave of absence.

(d) The Committee may vary the strict requirements of this Section 19 by agreement at the time of grant, or on a case-by-case basis thereafter, as it deems appropriate and in the best interests of Edison International. The Committee may accelerate the vesting of all, or a portion of any Incentive Award, and may extend the above-described exercise periods to as long as the term provided in the original Incentive Award agreement.

20.  Effective Date of Plan and Duration of Plan.
This Plan as amended and restated will become effective on the date specified by the Board of Directors of Edison International, subject, however, to approval by the stockholders of Edison International at their next annual meeting or at any adjournment thereof, within twelve (12) months following the date of its adoption by the Board of Directors. Unless previously terminated by the Board of Directors, the Plan will terminate April 16, 2002.


                                   EDISON INTERNATIONAL


                                   Beverly P. Ryder
                                   -----------------------------
                                   Beverly P. Ryder
                                   Secretary
<page 13>

                                                            EXHIBIT 10.16.2

                              EDISON INTERNATIONAL

          OFFICER AND MANAGEMENT LONG-TERM INCENTIVE COMPENSATION PLANS

                              1996 AWARD AGREEMENT


This award is made by Edison International to NAME, ("Employee") as of January 2, 1996 pursuant to the Officer or Management Long-Term Incentive Compensation Plan and subject to the conditions contained in the 1996 Statement of Terms and Conditions which is incorporated herein by reference and receipt of which is acknowledged by Employee. Edison International hereby grants to Employee, as a matter of separate agreement and not in lieu of salary or any other compensation for services, the right and option to purchase the following:

                         XXXX shares of authorized Edison International
                        Common Stock, coupled with dividend equivalents,
                            at an exercise price of $0000 per share.
                        ------------------------------------------------

         XXX Shares if Edison Mission Energy              XXXX Shares of Edison Capital phantom
     phantom stock having a base price of $0000          stock having a base price of $0000 per
    per share and the following exercise prices:        share and the following exercise prices:
   --------------------------------------------         -----------------------------------------
     Period      Price $      Period     Price $      Period     Price $      Period     Price $
     ------      -------     ------      -------      ------     -------      ------     -------
      1997                    2002                     1997                    2002
      1998                    2002                     1998                    2002
      1999                    2004                     1999                    2004
      2000                    2005                     2000                    2005
      2001                    2006                     2001                    2006

IN WITNESS WHEREOF, Edison International and Employee have caused this instrument to be executed as of the day and year first written above.

Edison International                      Employee



By:----------------------------           By: ----------------------------

               Edison International Officer and Management Long-Term
                               Incentive Compensation Plans
                          1996 Statement of Terms and Conditions

1996 Award Grants made under the Edison International Officer and
Management Long-Term Incentive Compensation Plans ("Plans") are subject to the following terms and conditions:

1.  PRICE
(a) The exercise price for the option to purchase Edison International Common Stock stated in the Award Grant is the average of the high and low sales prices of Edison International Stock as reported in the Western Edition of The Wall Street Journal for the New York Stock Exchange Composite Transactions for the date of grant.

(b) The exercise prices stated in the Award Grant for Edison Mission Energy and Edison Capital phantom stock options are derived from escalating base prices as described in Section 5.

2.  VESTING
(a) Subject to the provisions of Section 3, only vested options may be exercised. The initial vesting date will be January 2nd of the year following the date of the Award Grant, or six months after the date of the Award Grant, whichever date is later. The options will vest as follows:
o On the initial vesting date, the options will vest as to 33-1/3% of the covered shares.
o On January 2nd of the following year, the options will vest as to an additional 33-1/3% of the covered shares.
o On January 2nd of the third year following the date of the Award Grant, the options will be fully vested.

(b) The vested options will be exercisable by the Employee, subject to the provisions of Section 3, in whole or in part, in any subsequent period but not later than the first business day of the 10th year following the date of the Award Grant, or, in the case of Edison Mission Energy or Edison Capital phantom stock options, not later than the end of the final 60-day exercise period.

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

(d) Upon termination of an Employee for any reason other than those specified in Subsection (c), only those options which have vested on or before the anniversary date of the Award Grant preceding the date of termination may be exercised, and those options, together with any earned dividend equivalents, will be forfeited unless exercised within 180 days following the date of termination, or in the case of Edison Mission Energy or Edison Capital phantom stock options, the first 60-day exercise period following the date of termination.

(e) Notwithstanding the foregoing, the options and earned dividend equivalents may vest in accordance with Section 15 of the Plan as a result of certain events, including liquidation of Edison International or merger, reorganization or consolidation of Edison International as a result of which Edison International is not the surviving corporation.

3. OPTION EXERCISE
(a) The Employee may exercise an option by providing written notice to Edison International on the form prescribed by Edison International for this purpose specifying the number of options to be exercised, and accompanied by full payment of the exercise price. A sample notice is attached as Exhibit 1. Payment must be in cash, or its equivalent, such as Edison International Stock, acceptable to Edison International. A "cashless" exercise will be accommodated for all Edison Mission Energy and Edison Capital phantom options, and may be accommodated for Edison International stock options at the discretion of Edison International. Until payment is accepted, the Employee will have no rights in the optioned stock. If Edison International stock options are exercised, the Employee may elect to apply any earned dividend equivalents related to the shares for which the options are being exercised to the exercise price for such shares.

(b) Edison International stock options may be exercised at any time after they have vested through the first business day of the 10th year following the date of the Award Grant. Edison Mission Energy and Edison Capital phantom options may be exercised after they have vested, but only during an annually specified 60-day period following the fiscal year-end and the completion of an independently reviewed valuation report which indicates a share value for the fiscal year higher than the applicable Edison Mission Energy or Edison Capital phantom stock option exercise price for that period. The final 60-day Edison Mission Energy or Edison Capital exercise period will commence no later than the end of the second quarter of the 10th year following the date of the Award Grant. Edison Mission Energy and Edison Capital phantom stock options are payable in cash to the Employee upon exercise to the extent the actual value of an Edison Mission Energy or Edison Capital share exceeds the applicable exercise price.

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

(d) In accordance with Section 17(d) of the Plan, the Employee will have no right or claim to any specific funds, property or assets of Edison International as a result of the Award Grant.

4. EDISON INTERNATIONAL OPTION DIVIDEND EQUIVALENTS
(a) An Edison International dividend equivalent account will be established on behalf of the Employee if Edison International stock options have been granted pursuant to the Award Grant. This account may be credited with all or a portion of the dividends payable after the date of grant on the number of shares of stock covered by such Edison International stock options depending upon Edison International's performance during the first three years of the option period as provided in Subsection (b). No amount will be credited prior to January 2nd of the third year following the date of grant. No dividend equivalent will accrue to any option exercised during that period regardless of Edison International performance. Dividend equivalents credited after that date, if any, will accumulate in this account without interest and will vest and become payable upon the exercise of the option to purchase the corresponding shares of Edison International Stock.

(b) Dividend equivalents related to Edison International stock options are subject to a performance measure based on the percentile ranking of Edison International's total shareholder return ("TSR") compared to the TSR for each stock in the Dow Jones Electric Utilities Group Index. The percentile ranking will be measured at the completion of the three-year period following the date of grant. If Edison International's average ranking is in the 60th percentile or higher for the 3-year period, 100% of the dividend equivalents will be earned from the date of grant through the date the options are exercised. If Edison International's average ranking is in the 25th percentile, 25% of the dividend equivalents will be earned. No dividend equivalents will be earned for performance below the 25th percentile, and a pro rata amount will be earned for performance between the 25th and 60th percentiles.

Dividend equivalents related to unexercised Edison International stock options that were not earned due to the limitations of this Subsection (b) may be earned back as of the end of each of the last five years of the option period if it is determined at that point that the Edison International cumulative average TSR percentile ranking equals or exceeds the 60th percentile.

5. EDISON MISSION ENERGY AND EDISON CAPITAL PHANTOM STOCK OPTIONS
(a) The Edison Mission Energy phantom stock options are performance units under the Plans based on 10 million shares of artificial or "phantom" Edison Mission Energy stock created for this purpose only. The Edison Mission Energy phantom stock option exercise prices in the Award Grant were derived from the base price of a share of Edison Mission Energy phantom stock by applying a 12% appreciation factor, compounded annually for the term of the Award Grant. Following the end of each calendar year during the term of the Award Grant, the actual Edison Mission Energy share value will be computed. If the actual Edison Mission Energy share value exceeds the Edison Mission Energy phantom stock option exercise price for that period, any portion of the vested Edison Mission Energy phantom stock options may be exercised by the Employee in accordance with Section 3 and the difference will be paid in cash to the Employee.

(b) The Edison Capital phantom stock options are performance units under the Plans based on 5 million shares of artificial or "phantom" Edison Capital stock created for this purpose only. The Edison Capital phantom stock option exercise prices stated in the Award Grant were derived from the base price of a share of Edison Capital stock by applying a 10% appreciation factor, compounded annually for the term of the Award Grant. Following the end of each calendar year during the term of the Award Grant, the actual Edison Capital share value will be computed. If the actual Edison Capital share value exceeds the Edison Capital phantom stock option exercise price for that period, any portion of the vested Edison Capital phantom stock option may be exercised by the Employee in accordance with Section 3 and the difference will be paid in cash to the Employee.

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

7. TERMINATION OF OPTIONS
As set forth in Section 2(d), in the event of termination of the employment of the Employee for any cause, other than retirement, permanent and total disability or death of the Employee, the options will terminate 180 days from the date on which such employment terminated, or in the case of Edison Mission Energy or Edison Capital stock options, at the end of the first 60-day exercise period following the employment termination date. In addition, the options may be terminated if Edison International elects to substitute cash awards as provided under Section 11.

8. TAXES
Edison International will have the right to retain and withhold the amount of taxes required by any government to be withheld or otherwise deducted and remitted with respect to the exercise of any Edison International, Edison Mission Energy or Edison Capital option, the receipt of cash, or the receipt or application by the Employee of any dividend equivalents under the Award Grant. In its discretion, Edison International may require the Employee to reimburse Edison International for any such taxes required to be withheld by Edison International and may withhold any distribution in whole or in part until Edison International is so reimbursed. In lieu thereof, Edison International will have the right to withhold from any other cash amounts due from Edison International to the Employee an amount equal to such taxes required to be withheld by Edison International to reimburse Edison International for any such taxes or to retain and withhold a number of shares of Edison International Stock having a market value equal to the taxes and cancel (in whole or in part) the shares in order to reimburse Edison International for the taxes.

Each recipient of an Edison International Option must attach a statement to his/her federal and state tax returns for the year in which the Edison International Option was granted containing certain information about the option. A sample statement is attached as Exhibit 2.

9. CONTINUED EMPLOYMENT
(a) In consideration of the granting of such options to him/her, the Employee agrees that he/she will remain in the continuous service of Edison International or an Edison International affiliate as an officer or employee during the term of the Award Grant. In the event employment is terminated, except as a result of death, disability, or retirement under the Southern California Edison Company Retirement Plan, or a successor plan, whether voluntarily or otherwise, the restrictions of
Section 2(d) will apply.

(b) Nothing in the Award Grant or this Statement of Terms and Conditions will be deemed to confer on the Employee any right to continue in the employ of Edison International or an Edison International affiliate or interfere in any way with the right of the employer to terminate his/her employment at any time.

10. NOTICE OF DISPOSITION OF SHARES
Employee agrees that if he/she should dispose of any shares of stock acquired on the exercise of the Edison International stock options, including a disposition by sale, exchange, gift or transfer of legal title within six months from the date such shares are transferred to the Employee, the Employee will notify Edison International promptly of such disposition.

11. AMENDMENT
The Award Grant will be subject to the terms of the Plan as amended. Edison International reserves the right to substitute cash awards substantially equivalent in value to the options and dividend equivalents. The options and dividend equivalents which are the subject of the Award Grant may not otherwise be restricted or limited by any Plan amendment or termination approved after the date of the Award Grant without the Employee's written consent.

12. FORCE AND EFFECT
The various provisions of the Award Grant are severable in their entirety. Any determination of invalidity or unenforceability of any one provision will have no effect on the continuing force and effect of the remaining provisions.

13. GOVERNING LAW
This Award Grant will be construed under the laws of the State of California.

14. NOTICE.
Unless waived by Edison International, any notice required under or relating to the Award Grant will be in writing, with postage prepaid, addressed to: Edison International, Attn: Corporate Secretary, P.O. Box 800, Rosemead, CA 91770


Emiko Banfield
-------------------------------
Emiko Banfield
Vice President, Human Resources

                                    EXHIBIT 1


                              Date_________________



Corporate Secretary
Edison International
P.O. Box 800
Rosemead, CA 91770


Dear Sir or Madam:

    I hereby elect to exercise an option to purchase _____________ shares, no par value, of the Common Stock of Edison International under and pursuant to the Officer or Management Long-Term Incentive Compensation Plan Award Grant dated ___________________. Delivered herewith is my check in the amount of $_______________in full payment of the exercise price.

    I elect/do not elect to apply any corresponding dividend equivalents to the exercise price.

The name(s) to be on the stock certificate or certificates and the address and Social Security Number of such person is as follows:

    Name:
    Address:
    Social Security Number:

AND/OR

I hereby elect to exercise my option on _________ shares of ____ (specify Edison Mission Energy or Edison Capital) phantom stock pursuant to the Officer or Management Long-Term Incentive Compensation Plan Award Grant dated________________.

                                          Very truly yours,




cc:  Executive Compensation Manager


Approved:___________________________
            Corporate Secretary

                                    EXHIBIT 2

                        STATEMENT PURSUANT TO INCOME TAX
                          REGULATION SECTION 1.61-15(c)

    This statement is attached to my income tax return in compliance with the requirements of Income Tax Regulation Section 1.61-15(c) relative to a nonqualified stock option I received on _____________, 19__.


(1) Name and address of the taxpayer:

    John Q. Doe
    1234 Your Street
    Anywhere, CA  90000

(2) Description of Securities subject to the option:

    On ____________, 19__, I was granted a nonqualified stock option covering shares of Edison International common stock.

(3) Period during which the option is exercisable:

    The option vests and becomes exercisable as to one-third of the covered shares on _______________, 19__, ______________, 19__ and ______________,
19__, respectively. To the extent vested, the option may be exercised at any time through January 2, 20__.

(4) Whether the option had an ascertainable market value:

    The option did not have a readily ascertainable fair market value on the date of the grant.

(5) Whether the option was granted as compensation:

The option was granted as compensation and is subject to Reg. Section
1.61-15(a).


Respectfully Submitted,



<page 7>

                                                             EXHIBIT 11


                                 Edison International

              COMPUTATION OF PRIMARY AND FULLY DILUTED EARNINGS PER SHARE
                                      (UNAUDITED)


                                                                    Year Ended December 31,
                                                        ----------------------------------------------
                                                           1996              1995              1994
                                                         --------          --------          --------
                                                           (In thousands, except per-share amounts)


Consolidated net income                                  $716,748          $739,136          $680,687

Primary weighted average shares                           437,335           446,159           447,799

Fully diluted weighted average shares                     439,299           448,062           447,799

Primary earnings per share                               $   1.64          $   1.66          $   1.52

Fully diluted earnings per share                         $   1.63          $   1.65          $   1.52


                                                                  EXHIBIT 12

                              EDISON INTERNATIONAL

                COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES

                                       (Thousands of Dollars)

                                                         Year Ended December 31,
                                                       ---------------------------
                                        1991        1992        1993        1994        1995        1996
                                        ----        ----        ----        ----        ----        ----
EARNINGS BEFORE INCOME
 TAXES AND FIXED CHARGES:

Income before interest
 expense(1)                          $1,326,008  $1,325,569  $1,203,577  $1,282,776  $1,346,636  $1,399,650
Add:
 Taxes on income(2)                     435,853     466,006     353,706     444,635     491,477     505,785
 Rentals(3)                               7,539       4,460       3,463       3,512       4,018       3,269
 Allocable portion of interest
  on long-term Contracts for
  the purchase of power(4)                1,925       1,908       1,890       1,870       1,848       1,824
 Spent nuclear fuel interest(7)           1,683       1,339         487          68           -           -
 Interest on partnership
  indebtedness(5)                        45,996      38,070      41,091      30,591      34,681      31,356
 Amortization of previously
  capitalized fixed charges              32,845      24,170       6,760       3,414       2,417       2,232
                                     ----------  ----------  ----------   ---------   ---------   ---------
Total earnings before
 income taxes and fixed
 charges (A)                         $1,851,849  $1,861,522  $1,610,974  $1,766,866  $1,881,077  $1,944,116
                                     ==========  ==========  ==========  ==========  ==========  ==========


FIXED CHARGES:
 Interest and amortization           $  581,165  $  544,593    $523,808    $561,265  $  560,641  $  635,407
 Rentals(3)                               7,539       4,460       3,463       3,512       4,018       3,269
 Capitalized interest(6)                 24,053      35,115      73,808      48,996      59,885      57,803
 Allocable portion of interest
  on long-term contracts for
  the purchase of power(4)                1,925       1,908       1,890       1,870       1,848       1,824
Spent nuclear fuel interest(7)            1,683       1,339         487          68           -           -
Interest on partnership
 indebtedness(5)                         45,996      38,070      41,091      30,591      34,681      31,356
Subsidiary preferred and
 preference stock dividend
 requirements- pre-tax basis             68,435      68,911      63,261      67,480      78,017      81,011
                                     ----------  ----------  ----------  ----------  ----------  ----------

Total fixed charges(B)               $  730,796  $  694,396  $  707,808  $  713,782  $  739,090  $  810,670
                                     ==========  ==========  ==========  ==========  ==========  ==========

RATIO OF EARNINGS TO
 FIXED CHARGES(A)/(B):                     2.53*       2.68        2.28        2.48        2.55        2.40
                                     ==========  ==========  ==========  ==========  ==========  ==========

(1)   Includes allowance for funds used during construction and accrual of unbilled revenue.
(2)   Includes allocation of federal income and state franchise taxes to other income.
(3)   Rentals include the interest factor relating to certain significant rentals plus one-third of all remaining annual rentals.
(4)   Allocable portion of interest included in annual minimum debt service requirement of supplier.
(5)   Includes the allocable portion of interest on project indebtedness of fifty-percent partnership investments by other wholly-owned subsidiaries of Edison International.
(6)   Includes the fixed charges associated with Nuclear Fuel and capitalized interest of fifty-percent owned partnerships.
(7)   Represents interest on spent nuclear fuel disposal obligation.

*     Reflects restatement of The Mission Group financial statements.

                                      EXHIBIT 13










                                      EDISON INTERNATIONAL
                                      SELECTED PORTIONS OF
                                      1996 ANNUAL REPORT TO SHAREHOLDERS











PAGE

EDISON INTERNATIONAL AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF REPORTS OF OPERATIONS AND
FINANCIAL CONDITION

In the following Management's Discussion and Analysis of Results of Operations and Financial Condition and elsewhere in this annual report, the words "estimates," "expects," "anticipates," "believes," and other similar expressions, are intended to identify forward-looking information that involves risks and uncertainties. Actual results or outcomes could differ materially as a result of such important factors as the outcome of state and federal regulatory proceedings affecting the restructuring of the electric utility industry, the impacts of new laws and regulations relating to restructuring and other matters, the effects of increased competition in the electric utility business, and changes in prices of electricity and costs for fuel.

Results of Operations

Earnings

Edison International's 1996 earnings per share were $1.64, compared with $1.66 in 1995 and $1.52 in 1994. Southern California Edison (SCE) contributed $1.42 per share, compared with $1.44 in 1995 and $1.34 in 1994. Edison Mission Energy (EME), Edison Capital and Mission Land Company contributed, on a combined basis, 27 cents in 1996 compared with 23 cents in 1995 and 19 cents in 1994. Edison International's earnings include special charges of 6 cents in 1996 (a 4 cent net charge at SCE for workforce management costs and reserves, a 2 cent charge at EME for operating reserves, and a 3 cent charge for real estate reserves at Mission Land, partially offset by a 3 cent gain on the sale of four geothermal projects at EME) and 3 cents in 1995 for SCE's workforce management charges. The decline in net income in 1996 was offset by a common stock repurchase program. The reduced number of outstanding shares resulted in a 3 cent per-share benefit in 1996 compared with 1995.

During 1996, Edison International formed three new businesses, Edison Source, Edison EV and Edison Select. Expenses associated with the start-up of these new businesses, together with the parent company's interest payments on $350 million in borrowings, related to EME's acquisition of First Hydro and its ongoing share repurchase program, were responsible for 5 cents per share of expenses (after tax) compared to 1 cent in 1995.

1996 vs. 1995

Excluding special charges, SCE's 1996 earnings were $1.46, down 1 cent from 1995. The decrease is mainly attributable to a reduction in authorized rates of return and operating expenses, partially offset by improved operating performance. The combined 1996 earnings of EME, Edison Capital and Mission Land, excluding special charges, were 29 cents per share, 6 cents higher than 1995. The increase is primarily attributable to earnings from EME's First Hydro project in the United Kingdom. First Hydro was acquired in December 1995.

1995 vs. 1994

SCE's 1995 earnings before nonrecurring charges were $1.44, up 10 cents over 1994, primarily due to a higher authorized return on common equity for 1995, partially offset by the effect of the 1995 general rate case settlement. SCE recorded workforce management costs of 3 cents per share in 1995 compared with 4 cents in 1994. The nonutilities' 1995 earnings were 23 cents, up 4 cents from 1994, reflecting improved results from EME's energy projects and increased investment activity at Edison Capital. The parent company incurred expenses (after-tax) of 1 cent per share in both 1995 and 1994.

Operating Revenue

Electric utility revenue decreased 4% from 1995, as increased sales volume was offset by lower average rates. The lower rates are attributable to the California Public Utilities Commission's (CPUC) decision to lower SCE's 1996 authorized revenue by 4.4%. Additionally, during 1996 SCE issued a one-time bill credit of $237 million to ratepayers as part of a CPUC-ordered refund of energy-cost balancing account overcollections. Electric utility revenue in 1995 increased slightly over 1994, as a 2.6% authorized rate increase was partially offset by a decrease in sales volume to resale cities and milder weather in 1995. Over 98% of SCE's operating revenue is from retail sales. Retail rates are regulated by the CPUC and wholesale rates are regulated by the Federal Energy Regulatory Commission (FERC).

Due to warm weather during the summer months, electric utility revenue during the third quarter of each year is materially higher than the other quarters.

The changes in electric utility revenue resulted from:

In millions                    Year ended December 31,                1996        1995        1994
-----------                    -----------------------              --------     ------      ------
Electric utility revenue -

  Rate changes                                                       $  (522)    $  168      $ 112
  Sales volume changes                                                   206       (129)       308
  Other                                                                   26         35        (18)
                                                                     -------     ------     ------
Total                                                                $  (290)    $   74     $  402
                                                                     =======     ======     ======

In March 1995, SCE announced its intention to freeze average rates for residential, small business and agricultural customers through 1996, and announced a five-year goal to reduce system average rates by 25% on an inflation-adjusted basis (from 10.7 cents per kilowatt-hour to below 10 cents per kilowatt-hour). In February 1996, the CPUC approved a system-wide rate reduction which will drop the average price per kilowatt-hour from 10.7 cents to 10.1 cents. Legislation enacted in September 1996 provides for, among other things, at least a 10% rate reduction for residential and small commercial customers beginning in 1998 (see Competitive Environment).

Revenue from diversified operations increased substantially during 1996 due to an increase in EME's electric revenue from its First Hydro, Iberian Hy-Power and Loy Yang B Unit 2 projects. Revenue from diversified operations decreased 3% in 1995 from 1994. The 1995 decline was mainly due to a decrease at Mission Land, as it sold several of its real estate holdings in 1994. The decline was partially offset by an increase in electric revenue at EME's First Hydro and Roosecote projects. Roosecote was out of service for four months in 1994 due to transformer failure and scheduled maintenance.

Operating Expenses

Fuel expense increased 11% in 1996, compared to the same period in 1995, primarily due to higher gas prices and changes in the fuel mix. EME's fuel expense increased due to the inclusion of fuel costs related to First Hydro (a pumped storage facility), Loy Yang B Unit 2 and Kwinana. Fuel expense decreased 23% in 1995 from 1994, as hydro generation was up significantly in 1995 due to greater rainfall, resulting in lower gas purchases. In addition, the San Onofre Nuclear Generating Station units were out of service a total of five months in 1995 for refueling and maintenance, causing a decrease in nuclear fuel expense. The decline at SCE was partially offset by an increase at EME, as its Roosecote project operated for a full year in 1995 after experiencing transformer failure and scheduled maintenance for four months in 1994.

Purchased-power expense increased slightly in 1996 and 1995, due to an increase in power purchased under federally mandated contracts. SCE is required under federal law to purchase power from certain nonutility generators even though energy prices under these contracts are generally higher than other sources. In 1996, SCE paid about $1.7 billion (including energy and capacity payments) more for these power purchases than the cost of power available from other sources. The CPUC has mandated the prices for these contracts.

Provisions for regulatory adjustment clauses decreased substantially in 1996, compared to 1995. The decrease is mainly due to the energy-cost balancing account-related refund discussed above, lower base rate revenue and undercollections related to the accelerated recovery of SCE's remaining investment in San Onofre Units 2 and 3 (see discussion in Note
1 to the Consolidated Financial Statements). The provisions increased in 1995 over 1994, as CPUC-authorized fuel and purchased-power cost estimates exceeded SCE's actual energy costs. SCE's actual energy costs were lower than estimated in 1995 due to the increase in hydro generation and lower gas prices.

Other operating expenses increased 10% in 1996 when compared with 1995, as increased operating costs at EME's First Hydro, Iberian Hy-Power and Loy Yang B Unit 2 projects offset cost reductions and improved operating efficiencies at SCE. Other operating expenses decreased in 1995 when compared to 1994, primarily due to operating efficiencies at SCE. These decreases were partially offset by an increase at EME from its acquisition of First Hydro.

Maintenance expense decreased 8% in 1996, due to lower overall costs at SCE's generation, transmission and distribution operating facilities. Maintenance expense increased 8% in 1995, due to higher expenses related to the scheduled refueling and maintenance outages at San Onofre Units 2 and 3.

Depreciation and decommissioning expense increased 16% in 1996 due to higher depreciation rates, the accelerated recovery of San Onofre Units
2 and 3, and increases at EME related to its First Hydro, Loy Yang B Unit 2 and Iberian Hy-Power projects.

Income taxes increased 7% during 1996, mainly due to an increase in the deferred tax provision related to the accelerated recovery of San Onofre Units 2 and 3 and increased earnings at EME from its First Hydro project. Earnings from First Hydro are subject to a higher effective tax rate than the federal statutory rate.

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

Minority interest expense increased 46% during 1996, primarily from higher pre-tax income at EME's Loy Yang B project.

Other nonoperating income decreased in 1996, due to additional accruals for SCE's regulatory matters, partially offset by EME's gain on the sale of four geothermal facilities. Other nonoperating income decreased in 1995, as CPUC-authorized incentive awards were below 1994 levels.

Interest and Other Expenses

Interest on long-term debt increased 12% in 1996, reflecting EME's increased ownership in Iberian Hy-Power and First Hydro.

Other interest expense increased 11% during 1996, due to a $350 million borrowing by Edison International (holding company) for the acquisition of First Hydro and for its ongoing share repurchase program.

Capitalized interest decreased during 1996, primarily due to the completion of construction activity at EME's Loy Yang B Unit 2 project. Loy Yang B is a 51% owned, 1,000-megawatt coal-fired power plant near Melbourne, Australia. Unit 2 began commercial operation on October 1, 1996.

Financial Condition

Edison International's liquidity is primarily affected by debt maturities, dividend payments, capital expenditures, and investments in partnerships and unconsolidated subsidiaries. Capital resources include cash from operations and external financings.

In June 1994, Edison International lowered its quarterly common stock dividend by 30%, due to the uncertainty of future earnings levels arising from the changing nature of California's electric utility regulation.

Currently, Edison International's board of directors has authorized the repurchase of up to $800 million of its common stock. Edison
International has repurchased 27.4 million shares ($497 million) through January 31, 1997, funded by dividends from its subsidiaries and its lines of credit.

Edison International's cash flow coverage of dividends for 1996 was 5.0 times compared to 4.7 times in 1995 and 3.7 times in 1994. Edison International's dividend payout ratio for 1996 was 61%.

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $2.2 billion in 1996 and $2.1 billion in both 1995 and 1994. Cash from operations exceeded capital requirements for all years presented.

Cash Flows from Financing Activities

At December 31, 1996, Edison International and its subsidiaries had $1.8 billion of borrowing capacity available under lines of credit totaling $2.1 billion. SCE had available lines of credit of $1.1 billion, with $600 million for short-term debt and $500 million for the long-term refinancing of its variable-rate pollution-control bonds. The parent company has lines of credit totaling $350 million, with $185 million of borrowing capacity available. The nonutility companies had available lines of credit of $700 million, with $575 million of borrowing capacity available to finance general cash requirements. Edison International's unsecured lines of credit are at negotiated or bank index rates with various expiration dates; the majority have five-year terms.

SCE's short-term debt is used to finance fuel inventories, balancing account undercollections and general cash requirements. EME uses available credit lines mainly for construction projects until long-term construction or project loans are secured. Long-term debt is used mainly to finance capital expenditures. SCE's external financings are influenced by market conditions and other factors, including limitations imposed by its articles of incorporation and trust indenture. As of December 31, 1996, SCE could issue approximately $7.9 billion of additional first and refunding mortgage bonds and $4.5 billion of preferred stock at current interest and dividend rates.

EME owns, through a wholly owned subsidiary, 50% of the Brooklyn Navy Yard project, but funded all of the required equity during construction. The estimated total cost is $485 million, of which $442 million had been spent through December 31, 1996. In December 1995, a tax-exempt bond financing for the project in the amount of $254 million was obtained through the New York City Industrial Development Agency (NYCIDA). EME has guaranteed the obligations of the project pursuant to the financing, as well as an indemnity agreement on behalf of NYCIDA in the amount of $40 million. In the fourth quarter of 1996, EME executed a new energy sales agreement with Consolidated Edison Company of New York, which has contracted to buy most of the project's power and steam, and began selling power and steam under that agreement. The contractor has recently asserted general monetary claims under the turnkey agreement against Brooklyn Navy Yard and has served a complaint for damages in the amount of $136.8 million against Brooklyn Navy Yard. Brooklyn Navy Yard intends to vigorously defend this action and to assert general monetary claims against the contractor. EME believes that the outcome of this litigation will not have a material adverse effect on its consolidated results of operations or financial position.

EME has firm commitments to make equity and other contributions to its projects of $408 million, primarily for the Paiton project in Indonesia and the ISAB project in Italy. EME also has contingent obligations to make additional contributions of $461 million, primarily for a guarantee as a condition of obtaining a $254 million tax-exempt financing for the Brooklyn Navy Yard project (further discussed in Note 10 to the Consolidated Financial Statements), and equity support guarantees related to Paiton.

EME may incur additional obligations to make equity and other contributions to projects in the future. EME believes it will have sufficient liquidity to meet these equity requirements from cash provided by operating activities, proceeds from the repayment of loans to energy projects, funds available from EME's revolving line of credit and additional corporate borrowings.

California law prohibits SCE from incurring or guaranteeing debt for its nonutility affiliates. Additionally, the CPUC regulates SCE's capital structure, limiting the dividends it may pay Edison International. At December 31, 1996, SCE had the capacity to pay $112 million in additional dividends to Edison International and continue to maintain its authorized capital structure. These restrictions are not expected to affect Edison International's ability to meet its cash obligations.

Cash Flows from Investing Activities

The primary uses of cash for investing activities are additions to property and plant, the nonutilities' investments in partnerships and unconsolidated subsidiaries, and funding of nuclear decommissioning trusts. Decommissioning costs are accrued and recovered in rates over the term of each nuclear generating facility's operating license through charges to depreciation expense. SCE estimates that it will spend approximately $12.7 billion between 2013-2070 to decommission its nuclear facilities. This estimate is based on SCE's current-dollar decommissioning costs ($2.0 billion), escalated using a 6.65% annual rate. These costs are expected to be funded from independent decommissioning trusts which receive SCE contributions of approximately $100 million per year until decommissioning begins.

Cash used for the nonutility subsidiaries' investing activities was $409 million in 1996, $1.2 billion in 1995 and $291 million in 1994. The 1995 increase was due to the acquisition of First Hydro.

Edison International's risk management policy allows the use of derivative financial instruments to mitigate risk. Changes in interest rates, electricity pool pricing and fluctuations in foreign currency exchange rates can have a significant impact on EME's results of operations. EME attempts to mitigate the risk of interest rate fluctuations by arranging for fixed rate or variable rate financing with interest rate swaps or other hedging mechanisms for the majority of its project financings. As a result of interest rate hedging mechanisms, interest expense increased $6 million in 1996, $7 million in 1995 and $8 million in 1994. The maturity dates of several of EME's interest rate swap agreements do not correspond to the term of the underlying debt. EME does not believe that interest rate fluctuations will have a material adverse effect on results of operations or financial position.

Projects in the United Kingdom sell their energy and capacity through a centralized electricity pool, which establishes a half-hourly clearing price for electric energy and capacity. The pool price is extremely volatile, and can vary by a factor of ten or more over the course of a few hours due to large differentials in demand according to the time of day. First Hydro mitigates a portion of the market risk of the pool by entering into contracts for differences (electricity rate swap agreements), related to either the selling or purchase price of power, whereby a contract specifies a price at which the electricity will be traded, and the parties to the agreements make payments, calculated based on the difference between the price in the contract and the half hourly clearing price for the element of power under contract. These contracts act as a means of stabilizing production revenue or purchasing costs by removing an element of First Hydros net exposure to pool price volatility. First Hydro's electric revenue decreased by $5 million and $29 million, respectively, for the year ended December 31, 1996, and 1995, as a result of electricity rate swap agreements.

As EME continues to expand into foreign markets, fluctuations in foreign currency exchange rates will continue to affect the amount of its equity contributions to, distributions from, and results of operations for, its foreign projects. At times, EME has hedged a portion of its current exposure to fluctuations in foreign exchange rates where it deems appropriate through financial derivatives, offsetting obligations denominated in foreign currencies, and indexing underlying project agreements to U.S. dollars or other indices reasonably expected to correlate with foreign exchange movements. Various statistical forecasting techniques are used to help assess foreign exchange risk and the probabilities of various outcomes. There can be no assurance, however, that fluctuations in exchange rates will be fully offset by hedges or that currency movements and the relationship between certain macro economic variables will behave in a manner that is consistent with historical or forecasted relationships.

Projected Capital Requirements

Edison International's projected construction expenditures for the next five years are: 1997-$855 million; 1998-$636 million; 1999-$664 million; 2000-$647 million; and 2001-$650 million.

Long-term debt maturities and sinking fund requirements for the next five years are: 1997-$573 million; 1998-$560 million; 1999-$459 million; 2000-
$405 million; and 2001-$500 million.

Regulatory Matters

SCE's 1997 CPUC-authorized rates remain unchanged from 1996 levels due to recently enacted legislation which requires that system average rates remain frozen at the June 10, 1996, level of 10.1 cent per kilowatt-hour (see discussion in Competitive Environment).

The CPUC's 1997 cost-of-capital decision authorized SCE's equity ratio to remain at 48%. SCE's return on common equity also remains at 11.6%.
SCE's return on rate base was lowered from 9.55% to 9.49%. This decision, excluding the effects of other rate actions, would reduce 1997 earnings by approximately 1 cent per share.

A 1994 CPUC decision stated that SCE was liable for expenditures related to a 1985 accident at the Mohave Generating Station. In July 1996, the CPUC approved a settlement agreement between SCE and the Office of Ratepayer Advocates (ORA) which resulted in a $39 million (including interest) refund to SCE's customers. The refund, which had been previously reserved, was completed by year-end 1996.

In May 1994, SCE filed its testimony in the non-Qualifying Facilities phase of the 1994 Energy Cost Adjustment Clause proceeding. In May 1995, the ORA filed its report on the reasonableness of SCE's gas supply costs for both the 1993 and 1994 record periods. The report recommends a disallowance of $13.3 million for excessive costs incurred from November 1993 through March 1994 associated with SCE's Canadian gas purchase and supply contracts. The report requests that the CPUC defer finding SCE's Canadian supply and transportation agreements reasonable for the duration of their terms and that the costs under these contracts be reviewed on a yearly basis. In October 1996, the ORA issued its report for the 1995 record period recommending a $37.6 million disallowance for excessive costs incurred from April 1994 through March 1995. Both proposed disallowances have been consolidated into one proceeding. SCE and the ORA have filed several rounds of testimony on this issue. Hearings began in January 1997 and are expected to conclude in February 1997. A decision is expected in late 1997.

On December 23, 1996, the CPUC issued a final decision on SCE's proposal for a new rate mechanism for its 15.8% share of the three units at Palo Verde. The decision adopts the Palo Verde All-Party Settlement filed with the CPUC on November 15, 1996. The settlement was based on a Memorandum of Understanding signed by all of the active parties to the Palo Verde proceeding. Under the settlement, SCE has the opportunity to recover its remaining investment (approximately $1.2 billion) in Palo Verde beginning January 1, 1997, and ending December 31, 2001, earning a reduced rate of return on rate base of 7.35% instead of the current 9.49%. Also, SCE will utilize a balancing account to pass through Palo Verde's incremental operating costs (considered reasonable as long as they do not exceed 30% of a baseline forecast and the site's gross annual capacity factor does not go below 55%) to ratepayers. Beginning January 1, 1998, this balancing account will become part of the competition transition charge
(CTC) mechanism. If SCE's actual costs are less than the forecast, the difference will benefit ratepayers as a credit to the CTC mechanism. The existing nuclear unit incentive procedure will continue only for purposes of calculating a reward for performance of any unit above an 80% capacity factor for a fuel cycle. After 2001, SCE's ratepayers will receive 50% of the benefits derived from the operation of Palo Verde. The decision is projected to reduce SCE's 1997 earnings by approximately 5 cents per share.

Competitive Environment

SCE currently operates in a highly regulated environment in which it has an obligation to provide electric service to customers in return for an exclusive franchise within its service territory. This regulatory environment is changing. The generation sector has experienced competition from nonutility power producers and regulators are restructuring California's electric utility industry.

On September 23, 1996, the State of California enacted legislation to provide a transition to a competitive market structure. The legislation substantially adopts the CPUC's December 1995 restructuring decision (discussed below) by addressing stranded-cost recovery for utilities, providing a certain cost recovery time period for the transition costs associated with utility-owned generation-related assets. Transition costs related to power-purchase contracts would be recovered through the terms of their contracts while most of the remaining transition costs would be recovered through 2001. The legislation also includes provisions to finance a portion of the stranded costs that residential and small commercial customers would have paid between 1998 and 2001, thereby allowing SCE to give a rate reduction of at least 10% to these customers, beginning January 1, 1998. The financing would occur with securities issued by the California Infrastructure and Economic Development Bank, or an entity approved by the Bank. The legislation includes a rate freeze for all other customers, including large commercial and industrial customers, as well as provisions for continued funding for energy conservation, low-income programs and renewable resources. Despite the rate freeze, SCE expects to be able to recover its revenue requirement based on cost-of-service regulation during the 1998-2001 transition period. In addition, the legislation mandates the implementation of a non-bypassable CTC that provides utilities the opportunity to recover costs made uneconomic by electric utility restructuring. Finally, the legislation contains provisions for the recovery (through 2006) of reasonable employee-related transition costs incurred and projected for retraining, severance, early retirement, outplacement and related expenses for utility workers. In light of the legislation, the CPUC is reassessing the need to prepare an environmental impact report.

In December 1995, the CPUC issued its decision on restructuring California's electric utility industry. The transition to a new market structure, which is expected to provide competition and customer choice, would begin January 1, 1998, with all consumers participating by 2003 (changed to 2002 by the recently enacted legislation). Key elements of the CPUC decision include:

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

o Recovery of costs to transition to a competitive market (utility investments, obligations incurred to serve customers under the existing framework and reasonable employee-related costs) through a non-bypassable charge, applied to all customers, called the CTC.

o CPUC-established incentives to encourage voluntary divestiture (through spin-off or sale to an unaffiliated entity) of at least 50% of utilities' gas-fueled generation to address market power issues.

o Performance-based ratemaking (PBR) for those utility services not subject to competition.

In April 1996, SCE, Pacific Gas & Electric Company and San Diego Gas & Electric Company filed a proposal with the FERC regarding the creation of the PX and the ISO. On November 26, 1996, the FERC conditionally accepted the proposal and directed the three utilities to file more specific information by March 31, 1997. In July 1996, the three utilities jointly filed an application with the CPUC requesting approval to establish a restructuring trust which would obtain loans up to $250 million for the development of the ISO and PX through January 1, 1998. The loans would be backed by utility guarantees; SCE's share would be 45%. Once the ISO and PX are formed, they will repay the trust's loans and recover funds from future ISO and PX customers. In August 1996, the CPUC issued an interim order establishing the restructuring trust and the funding level of $250 million which will be used to build the hardware and software systems for the ISO and PX.

Recovery of costs to transition to a competitive market would be implemented through a non-bypassable CTC. This charge would apply to all customers who were using or began using utility services on or after the December 20, 1995, decision date. In August 1996, in compliance with the CPUC's restructuring decision, SCE filed its application to estimate its 1998 transition costs. In October 1996, SCE amended its transition cost filing to reflect the effects of the legislation enacted in September 1996. Under the rate freeze codified in the legislation, the CTC will be determined residually (i.e., after subtracting other cost components for the PX, transmission and distribution (T&D), nuclear decommissioning and public benefit programs). Nevertheless, the CPUC directed that the amended application provide estimates of SCE's potential transition costs from 1998 through 2030. SCE provided two estimates between approximately $13.1 billion (1998 net present value), assuming the fossil plants have a market value equal to the net book value, and $13.8 billion (1998 net present value), assuming the fossil plants have no market value. These estimates are based on incurred costs, and forecasts of future costs and assumed market prices. However, changes in the assumed market prices could materially affect these estimates. The potential transition costs are comprised of: $7.5 billion from SCE's qualifying facility contracts, which are the direct result of legislative and regulatory mandates; and $5.6 billion to $6.3 billion from costs pertaining to certain generating plants and regulatory commitments consisting of costs incurred (whose recovery has been deferred by the CPUC) to provide service to customers. Such commitments include the recovery of income tax benefits previously flowed-through to customers, postretirement benefit transitio costs, accelerated recovery of San Onofre (as discussed in Note 1 to the Consolidated Financial Statements) and Palo Verde, nuclear decommissioning and certain other costs.

On November 27, 1996, SCE filed an application with the CPUC to voluntarily divest, by auction, all of its oil- and gas-fueled generation assets. This application builds on SCE's March 1996 plan which outlined how SCE proposed to divest 50% of these assets. Under the new proposal, SCE would continue to operate and maintain the divested power plants for at least two years following their sale, as mandated by the recent restructuring legislation. In addition, SCE would offer workforce transition programs to those employees who may be impacted by divestiture-related job reductions. SCE's proposal is contingent on the overall electric industry restructuring implementation process continuing on a satisfactory path. CPUC approval of the oil- and gas-fueled generation divestiture was requested for late 1997.

In September 1996, the CPUC adopted a non-generation T&D PBR mechanism for SCE which began on January 1, 1997. According to the CPUC decision, beginning in 1998, the transmission portion is to be separated from non-generation PBR and subject to ratemaking under the rules of the FERC. The distribution-only PBR will extend through December 2001. Key elements of the non-generation PBR include: T&D rates indexed for inflation based on the Consumer Price Index less a productivity factor; elimination of the kilowatt-hour sales adjustment; adjustments for cost changes that are not within SCE's control; a cost of capital trigger mechanism based on changes in a bond index; standards for service reliability and safety; and a net revenue-sharing mechanism that determines how customers and shareholders will share gains and losses from T&D operations. In July 1996, SCE filed a PBR proposal for its hydroelectric plants and a proposed structure for performance-based local reliability contracts for certain fossil-fueled plants. If approved, the hydro PBR would be in effect for three years and the initial terms of the local reliability contracts, which are subject to FERC approval, would be in effect for up to three years, both beginning January 1, 1998. A final CPUC decision on hydro PBR is expected by year-end 1997.

In July 1996, SCE filed a proposal with the CPUC related to the conceptual aspects of separating the costs associated with generation, transmission, distribution, public benefit programs and the CTC. The filing was in response to CPUC and FERC directives which require electric services, such as T&D, to be functionally separate and available to all customers on a nondiscriminatory basis without cost-shifting among customers. On December 6, 1996, SCE filed a more comprehensive plan for the functional unbundling of SCE's rates for electric service, beginning on January 1, 1998. In response to CPUC and FERC orders, as well as the new restructuring legislation, this filing addressed the implementation-level detail for the functional unbundling of rates in separate charges for energy, transmission, distribution, the CTC, public benefit programs and nuclear decommissioning. The filing also included proposals for establishing new regulatory proceedings to replace current proceedings that will no longer be necessary during the rate freeze period.

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

If events occur during the restructuring process that result in all or a portion of the CTC being improbable of recovery, SCE could have write-offs associated with these costs if they are not recovered through another regulatory mechanism. At this time, SCE cannot predict what other revisions will ultimately be made during the restructuring process in subsequent proceedings or implementation phases, or the effect, after the transition period, that competition will have on its results of operations or financial position.

Subsequent Event

If the CPUC's restructuring is implemented as outlined, SCE would be allowed to recover its CTC (subject to a lower return on equity) and believes it should be allowed to continue to apply accounting standards that recognize the economic effects of rate regulation for its generation-related assets during the 1998-2001 transition period. However, in response to a request by the staff of the Securities and Exchange Commission (SEC), in December 1996 SCE submitted its views on the continued applicability of regulatory accounting standards for its generation-related assets. In its submittal, SCE and its independent accountants jointly concluded that, based on their current analysis, SCE will continue to meet the criteria for applying these accounting standards through the 1998-2001 transition period. In its February 1997 response, the SEC staff expressed continuing concern with SCE's conclusion and indicated that they wanted to meet further with SCE and the other major California electric utilities to resolve this matter. SCE and its independent accountants continue to believe that SCE meets such criteria and plan to meet with the SEC staff to present additional and clarifying information seeking to convince the SEC staff of the merits of SCE's position. The authority to require SCE to discontinue applying regulatory accounting standards rests with the SEC. If SCE is required to discontinue the application of these accounting standards for its generation-related assets, it would have to write off generation-related regulatory assets, which at December 31, 1996 totaled approximately $600 million on an after-tax basis, primarily for the recovery of income tax benefits previously flowed-through to customers, the Palo Verde phase-in plan and unamortized loss on reacquired debt.

SCE believes that a proper application of regulatory accounting standards will result in it no longer meeting the criteria to apply these accounting standards to all of its non-hydroelectric generation-related assets after the end of the 1998-2001 transition period. If SCE continues the application of these accounting standards during the transition period, but during the transition period events occur that result in SCE no longer meeting the criteria for applying such standards, SCE may be required to write off the remaining balance of its recorded generation-related regulatory assets existing at that time.

If a non-cash write-off is required, SCE believes that it should not affect the stranded-cost recovery plans set forth in the CPUC's December 1995 restructuring decision and legislation enacted by the State of California in September 1996.

FERC Stranded Cost/Open Access Transmission Decision

In April 1996, the FERC issued its decision on stranded cost recovery and open access transmission, effective July 1996. The decision requires all electric utilities subject to the FERC's jurisdiction to file transmission tariffs which provide competitors with increased access to transmission facilities for wholesale transactions and also establishes information requirements for the transmission utility. The decision also provides utilities with the recovery of stranded costs, which are prior-service costs incurred under the current regulatory framework. In addition to providing recovery of stranded costs associated with existing wholesale customers, the FERC directed that it would have primary jurisdiction over the recovery of stranded costs associated with retail-turned-wholesale customers, such as the formation of a new municipal electric system. Retail stranded costs resulting from a state-authorized retail direct-access program are the responsibility of the states and the FERC would only address recovery of these costs if the state has no authority to do so. In compliance with the April 1996 FERC decision, SCE filed a revised open access tariff with the FERC in July 1996. The tariff became effective on an interim basis, subject to refund, as of its filing date. Several wholesale customers have filed protests with the FERC on the transmission rate levels, and a ruling from the FERC setting the rates to be decided at formal hearings is anticipated in early 1997.

Environmental Protection

Edison International is subject to numerous environmental laws and regulations, which require it to incur substantial costs to operate existing facilities, construct and operate new facilities, and mitigate or remove the effect of past operations on the environment.

As further discussed in Note 10 to the Consolidated Financial Statements, Edison International records its environmental liabilities when site assessments and/or remedial actions are probable and a range of reasonably likely cleanup costs can be estimated. Edison International reviews its sites and measures the liability quarterly, by assessing a range of reasonably likely costs for each identified site. Unless there is a probable amount, Edison International records the lower end of this range of costs.

Edison International's recorded estimated minimum liability to remediate its 56 identified sites (55 at SCE and 1 at EME) was $114 million at December 31, 1996. One of SCE's sites, a former pole-treating facility, is considered a federal Superfund site and represents 71% of Edison International's recorded liability. The ultimate costs to clean up Edison International's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process. Edison International believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $211 million. The upper limit of this range of costs was estimated using assumptions least favorable to Edison International among a range of reasonably possible outcomes.

The CPUC allows SCE to recover environmental-cleanup costs at 35 of its sites, representing $101 million of Edison International's recorded liability, through an incentive mechanism. Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs from insurance carriers and other third parties. SCE has successfully settled insurance claims with a number of its carriers. Costs incurred at SCE's remaining 20 sites are expected to be recovered through customer rates. SCE has recorded a regulatory asset of $104 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

Edison International's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that Edison International may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can now be made for these sites.

Edison International expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $4 million to $8 million. Recorded costs for 1996 were $7 million.

Based on currently available information, Edison International believes it is unlikely that it will incur amounts in excess of the upper limit of the estimated range and, based upon the CPUC's regulatory treatment of environmental-cleanup costs, Edison International believes that costs ultimately recorded will not have a material adverse effect on its results of operations or financial position. There can be no assurance, however, that future developments, including additional information about existing sites or the identification of new sites, will not require material revisions to such estimates.

The 1990 federal Clean Air Act requires power producers to have emissions allowances to emit sulfur dioxide. Power companies receive emissions allowances from the federal government and may bank or sell excess allowances. SCE expects to have excess allowances under Phase II of the Clean Air Act (2000 and later). The act also calls for a study to determine if additional regulations are needed to reduce regional haze in the southwestern U.S. In addition, another study is in progress to determine the specific impact of air contaminant emissions from the Mohave Coal Generating Station on visibility in Grand Canyon National Park. The potential effect of these studies on sulfur dioxide emissions regulations for Mohave is unknown.

Edison International's projected capital expenditures to protect the environment are $900 million for the 1997-2001 period, mainly for aesthetics treatment, including undergrounding certain transmission and distribution lines.

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

Palo Verde Steam Tube Rupture

In 1993, a steam generator tube ruptured at Palo Verde Unit 2; additional cracking was found in other tubes. Arizona Public Service Company (APS), the operating agent for Palo Verde, has taken, and will continue to take, remedial actions that it believes have slowed the rate of steam generator tube degradation in all three units. APS believes that the steam generators in only one of the units will have to be replaced within five to ten years. Based on APS' 100% share estimate, SCE estimates its share of the costs to be between $22 million and $24 million, plus replacement power costs. SCE is evaluating APS' analyses, conducting its own review, and has not yet decided whether it supports replacement of the steam generators.

Workforce Reductions

During 1996, Edison International offered a voluntary retirement program to certain eligible employees. Approximately 3,000 employees (2,200 non-represented and 800 represented employees) accepted the terms of this program. After allowance for the effects of pension settlement gains at SCE, Edison International's net expense for this program was $7 million.

Proposed New Accounting Standard

During 1996, the Financial Accounting Standards Board issued an exposure draft that would establish accounting standards for the recognition and measurement of closure and removal obligations. The exposure draft would require the estimated present value of an obligation to be recorded as a liability, along with a corresponding increase in the plant or regulatory asset accounts when the obligation is incurred. If the exposure draft is approved in its present form, it would affect SCE's accounting practices for the decommissioning of its nuclear power plants, obligations for coal mine reclamation costs and any other activities related to the closure or removal of long-lived assets. SCE does not expect that the accounting changes proposed in the exposure draft would have an adverse effect on its results of operations even after deregulation due to its current and expected future ability to recover these costs through customer rates.
The nonutility subsidiaries are currently reviewing what impact the exposure draft may have on their results of operations and financial position.

The management of Edison International is responsible for the integrity and objectivity of the accompanying financial statements. The statements have been prepared in accordance with generally accepted accounting principles applied on a consistent basis and are based, in part, on management estimates and judgment.

Edison International and its subsidiaries maintain systems of internal control to provide reasonable, but not absolute, assurance that assets are safeguarded, transactions are executed in accordance with management's authorization and the accounting records may be relied upon for the preparation of the financial statements. There are limits inherent in all systems of internal control, the design of which involves management's judgment and the recognition that the costs of such systems should not exceed the benefits to be derived. Edison International believes its systems of internal control achieve this appropriate balance. These systems are augmented by internal audit programs through which the adequacy and effectiveness of internal controls and policies and procedures are monitored, evaluated and reported to management. Actions are taken to correct deficiencies as they are identified.

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



Richard K. Bushey                                 John E. Bryson
Richard K. Bushey                                 John E. Bryson
Vice President and Controller                     Chairman of the Board and
                                                  Chief Executive Officer

January 31, 1997

To the Shareholders and the Board of Directors, Edison International:

We have audited the accompanying consolidated balance sheets of Edison International (a California corporation) and its subsidiaries as of December 31, 1996, and 1995, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of Edison International's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Edison International and its subsidiaries as of December 31, 1996, and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



Arthur Andersen LLP
Arthur Andersen LLP
Los Angeles, California


January 31, 1997 (except with respect to the "Subsequent Event" discussed under "Electric Utility Industry Restructuring" in Note 2, as to which the date is February 21, 1997).

Consolidated Statements of Income

In millions, except per-share amounts     Year ended December 31,     1996            1995            1994
-------------------------------------     -----------------------    ------          ------          ------
Electric utility revenue                                             $7,583          $7,873          $7,799
Diversified operations                                                  962             532             546
                                                                     ------          ------          ------
Total operating revenue                                               8,545           8,405           8,345
                                                                     ------          ------          ------
Fuel                                                                    768             694             896
Purchased power                                                       2,706           2,582           2,563
Provisions for regulatory adjustment clauses-net                       (226)            230              55
Other operating expenses                                              1,555           1,411           1,563
Maintenance                                                             331             359             332
Depreciation and decommissioning                                      1,173           1,014             945
Income taxes                                                            563             528             481
Property and other taxes                                                197             210             211
                                                                     ------          ------          ------
Total operating expenses                                              7,067           7,028           7,046
                                                                     ------          ------          ------
Operating income                                                      1,478           1,377           1,299
                                                                     ------          ------          ------
Provision for rate phase-in plan                                        (84)           (122)           (137)
Allowance for equity funds used during construction                      16              19              14
Interest income                                                          63              65              41
Minority interest                                                       (70)            (48)            (46)
Other nonoperating income-net                                           (13)             41              97
                                                                     ------          ------          ------
Total other income (deductions)-net                                     (88)            (45)            (31)
                                                                     ------          ------          ------
Income before interest and other expenses                             1,390           1,332           1,268
                                                                     ------          ------          ------
Interest on long-term debt                                              604             539             527
Other interest expense                                                   90              81              79
Allowance for borrowed funds used during construction                   (10)            (14)            (14)
Capitalized interest                                                    (58)            (60)            (46)
Dividends on subsidiary preferred securities                             47              47              41
                                                                     ------          ------          ------
Total interest and other expenses-net                                   673             593             587
                                                                     ------          ------          ------
Net income                                                           $  717          $  739          $  681
                                                                     ======          ======          ======
Weighted-average shares of common stock outstanding                     437             446             448
Earnings per share                                                   $ 1.64          $ 1.66          $ 1.52



Consolidated Statements of Retained Earnings

In millions, except per-share amounts     Year ended December 31,     1996            1995            1994
-------------------------------------     -----------------------    ------          ------          ------
Balance at beginning of year                                         $3,700          $3,452          $3,266
Net income                                                              717             739             681
Dividends declared on common stock                                     (435)           (446)           (495)
Stock repurchase and retirement                                        (229)            (45)              -
                                                                     ------          ------          ------
Balance at end of year                                               $3,753          $3,700          $3,452
                                                                     ======          ======          ======
Dividends declared per common share                                   $1.00           $1.00          $1.105


The accompanying notes are an integral part of these financial statements.

Consolidated Balance Sheets

In millions                                                       December 31,      1996          1995
-----------                                                       ------------     -------      -------
Assets
Utility plant, at original cost                                                    $20,400      $19,850
Less - accumulated provision for depreciation and decommissioning                    9,431        8,569
                                                                                   -------      -------
                                                                                    10,969       11,281
Construction work in progress                                                          557          728
Nuclear fuel, at amortized cost                                                        177          139
                                                                                   -------      -------
Total utility plant                                                                 11,703       12,148
                                                                                   -------      -------
Nonutility property - less accumulated provision for depreciation
  of $203 and $134 at respective dates                                               3,570        3,141
Nuclear decommissioning trusts                                                       1,486        1,260
Investments in partnerships and unconsolidated subsidiaries                          1,372        1,190
Investments in leveraged leases                                                        584          574
Other investments                                                                      104           66
                                                                                   -------      -------
Total other property and investments                                                 7,116        6,231
                                                                                   -------      -------
Cash and equivalents                                                                   897          507
Receivables, including unbilled revenue, less allowances of $26
   and $24 for uncollectible accounts at respective dates                            1,095        1,055
Fuel inventory                                                                          72          115
Materials and supplies, at average cost                                                154          151
Accumulated deferred income taxes-net                                                  240          477
Prepayments and other current assets                                                   114          126
                                                                                   -------      -------
Total current assets                                                                 2,572        2,431
                                                                                   -------      -------
Unamortized debt issuance and reacquisition expense                                    347          350
Rate phase-in plan                                                                      51          130
Unamortized nuclear plant - net                                                          -           67
Income tax-related deferred charges                                                  1,741        1,724
Other deferred charges                                                               1,029          865
                                                                                   -------      -------
Total deferred charges                                                               3,168        3,136
                                                                                   -------      -------
Total assets                                                                       $24,559      $23,946
                                                                                   =======      =======








The accompanying notes are an integral part of these financial statements.

In millions, except share amounts                              December 31,         1996          1995
---------------------------------                              ------------         ----          ----
Capitalization and Liabilities
Common shareholders' equity:
Common stock (424,524,178 and 443,607,674 shares
  outstanding at respective dates)                                                  $ 2,547    $ 2,660
Cumulative translation adjustments-net                                                   64         15
Unrealized gain in equity investments-net                                                33         18
Retained earnings                                                                     3,753      3,700
                                                                                    -------    -------
                                                                                      6,397      6,393
Preferred  securities of subsidiaries:
Not subject to mandatory redemption                                                     284        284
Subject to mandatory redemption                                                         425        425
Long-term debt                                                                        7,475      7,195
                                                                                    -------    -------
Total capitalization                                                                 14,581     14,297
                                                                                    -------    -------
Other long-term liabilities                                                             424        344
                                                                                    -------    -------
Current portion of long-term debt                                                       592         40
Short-term debt                                                                         397        710
Accounts payable                                                                        438        420
Accrued taxes                                                                           530        557
Accrued interest                                                                        131        101
Dividends payable                                                                       109        113
Regulatory balancing accounts - net                                                     182        338
Deferred unbilled revenue and other current liabilities                               1,059        973
                                                                                    -------    -------
Total current liabilities                                                             3,438      3,252
                                                                                    -------    -------
Accumulated deferred income taxes-net                                                 4,283      4,352
Accumulated deferred investment tax credits                                             372        405
Customer advances and other deferred credits                                            754        666
                                                                                    -------    -------
Total deferred credits                                                                5,409      5,423
                                                                                    -------    -------
Minority interest                                                                       707        630
                                                                                    -------    -------
Commitments and contingencies (Notes 2, 8, 9 and 10)
Total capitalization and liabilities                                                $24,559    $23,946
                                                                                    =======    =======















The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows

In millions                       Year ended December 31,             1996            1995            1994
-----------                       -----------------------             ----            ----            ----
Cash flows from operating activities:
Net income                                                          $   717         $   739         $   681
Adjustments for non-cash items:
    Depreciation and decommissioning                                  1,173           1,014             945
    Amortization                                                         96              73             134
    Rate phase-in plan                                                   79             111             123
    Deferred income taxes and investment tax credits                     91            (166)             22
    Equity in income from partnerships and unconsolidated
      subsidiaries                                                     (158)           (115)           (130)
    Other long-term liabilities                                          80              33              44
    Other-net                                                           (94)             --             (79)
Changes in working capital:
    Receivables                                                          68             (27)            (98)
    Regulatory balancing accounts                                      (156)            282              (2)
    Fuel inventory, materials and supplies                               39             (19)            (21)
    Prepayments and other current assets                                 13             (17)             14
    Accrued interest and taxes                                            3              19             121
    Accounts payable and other current liabilities                       70              13              97
Distributions from partnerships and unconsolidated subsidiaries         176             178             205
                                                                    -------         -------         -------
Net cash provided by operating activities                             2,197           2,118           2,056
                                                                    -------         -------         -------
Cash flows from financing activities:
Long-term debt issued                                                 1,365           1,496             314
Long-term debt repayments                                            (1,315)           (960)           (507)
Preferred securities issued                                             414              63              88
Preferred securities redemptions                                         --             (75)             --
Common stock repurchases                                               (344)            (70)             --
Short-term debt financing-net                                          (312)            (46)            141
Dividends paid                                                         (440)           (447)           (549)
Other-net                                                                45              31             (31)
                                                                     ------          ------          ------
Net cash used by financing activities                                  (587)             (8)           (544)

Cash flows from investing activities:
Additions to property and plant                                        (744)           (969)         (1,137)
Purchase of nonutility power stations                                    --          (1,015)             --
Funding of nuclear decommissioning trusts                              (148)           (151)           (130)
Investments in partnerships and unconsolidated subsidiaries            (333)            (45)           (201)
Unrealized gain in equity investments-net                                15               8              10
Other-net                                                               (10)             35              59
                                                                    -------         -------         -------
Net cash used by investing activities                                (1,220)         (2,137)         (1,399)
                                                                    -------         -------         -------
Net increase (decrease) in cash and equivalents                         390             (27)            113
Cash and equivalents, beginning of year                                 507             534             421
                                                                    -------         -------         -------
Cash and equivalents, end of year                                   $   897         $   507         $   534
                                                                    =======         =======         =======
Cash payments for interest and taxes:
Interest                                                            $   486         $   463         $   470
Taxes                                                                   447             642             320

Non-cash investing and financing activities:
Obligation to fund investments in partnerships and unconsolidated
    subsidiaries                                                        237             466              29
Additions to property and plant funded by the minority owner of
    consoldiated subsidiaries                                            33              77              95
Goodwill related to purchase of nonutility power stations                --             312              --

The accompanying notes are an integral part of these financial statements.

Note 1. Summary of Significant
        Accounting Policies

The consolidated financial statements include Edison International and its wholly owned subsidiaries: Southern California Edison Company (SCE), a rate-regulated electric utility which produces and supplies electric energy for its 4.2 million customers in Central and Southern California; Edison Mission Energy (EME), a market leader in the development, ownership and operation of independent power facilities; Edison Capital, a leading provider of capital and financial services; Edison Source, a provider of integrated energy solutions; Edison EV, a provider of charging products and services for electric vehicles; and Edison Select, a consumer product and services company. The latter three subsidiaries were formed in 1996. EME and Edison Capital have domestic and international projects, primarily in Europe. Edison International's subsidiaries use the equity method to account for significant investments in partnerships and subsidiaries in which they own 50% or less. In 1994, EME began reporting its share in the Loy Yang B project under the full consolidation method (with minority interest), previously reported under the proportional consolidation method. Intercompany transactions have been eliminated, except EME's profits from energy sales to SCE, which are allowed in utility rates.

SCE's accounting policies conform with generally accepted accounting principles (GAAP), including the accounting principles for rate-regulated enterprises which reflect the rate-making policies of the California Public Utilities Commission (CPUC) and the Federal Energy Regulatory Commission (FERC).

SCE currently operates in a highly regulated environment in which it has an obligation to provide electric service to customers in return for an exclusive franchise within its service territory. This regulatory environment is changing, as further discussed in Note 2 to the Consolidated Financial Statements. EME operates predominantly in one industry segment: independent, electric power generation. EME's projects generally sell power to a limited number of electric utilities pursuant to long-term (15 to 30 years) contracts. EME's plants are located in different geographic areas in order to mitigate the effects of regional markets, economic down-turns or unusual weather conditions.

Financial statements prepared in compliance with GAAP require management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosure of contingencies. Actual results could differ from those estimates. Certain significant estimates related to electric utility industry restructuring, decommissioning and contingencies, are further discussed in Notes 2, 9 and 10, respectively.

Certain prior-year amounts were reclassified to conform to the December 31, 1996, financial statement presentation.

Debt Issuance and Reacquisition Expense

Debt premium, discount and issuance expenses are amortized over the life of each issue. Under CPUC rate-making procedures, debt reacquisition expenses are amortized over the remaining life of the reacquired debt or, if refinanced, the life of the new debt.

Financial Instruments

Edison International enters into interest rate swap and cap agreements to manage its interest rate exposure. Interest rate differentials and premiums for interest rate caps to be paid or received are recorded as adjustments to interest expense. EME enters into electricity rate swap agreements to manage its exposure to market (pool) price volatility. Related price differentials to be paid or received are recorded as adjustments to diversified revenue.

Fuel Inventory

Fuel inventory is valued under the last-in, first-out method for fuel oil and natural gas, and under the first-in, first-out method for coal.

Investments

Cash equivalents include tax-exempt investments ($376 million at December 31, 1996, and $313 million at December 31, 1995), and time deposits and other investments ($320 million at December 31, 1996, and $134 million at December 31, 1995) with maturities of three months or less.

Net unrealized gains (losses) in equity investments are recorded as a separate component of shareholders' equity under "Unrealized gain (loss) in equity investments-net." Unrealized gains and losses on decommissioning trust funds are recorded in the accumulated provision for decommissioning.

All investments are classified as available-for-sale.

Nuclear

The CPUC authorized rate phase-in plans to defer the collection of $200 million in revenue for each unit at the Palo Verde Nuclear Generating Station during the first four years of operation and recover the deferred revenue (including interest) evenly over the following six years. The phase-in plans ended in February 1996 and September 1996 for Units 1 and 2, respectively. The plan ends in January 1998 for Unit 3.

Decommissioning costs are accrued and recovered in rates over the term of each nuclear facility's operating license through charges to decommissioning expense (see Note 9).

Under the Energy Policy Act of 1992, SCE is liable for its share of the estimated costs to decommission three federal nuclear enrichment facilities (based on purchases). These costs, which will be paid over 15 years, are recorded as a fuel cost and recovered through customer rates.

In August 1992, the CPUC approved a settlement agreement between SCE and the CPUC's Office (formerly Division) of Ratepayer Advocates (ORA) to discontinue operation of San Onofre Nuclear Generating Station Unit 1 at the end of its then-current fuel cycle because operation of the unit was no longer cost-effective. In November 1992, SCE discontinued operation of Unit 1. As part of the agreement, SCE recovered its remaining investment over a four-year period ending August 1996, earning an 8.98% rate of return on rate base.

In October 1994, the CPUC authorized accelerated recovery of SCE's nuclear plant investments by $75 million per year, with a corresponding deceleration in recovery of its transmission and distribution assets through revised depreciation estimates over their remaining useful lives.

In April 1996, the CPUC authorized, and SCE began accelerating, the recovery of its remaining investment of $2.6 billion in San Onofre Units
2 and 3. The accelerated recovery will continue through December 2001 (the original end date of 2003 was changed by legislation enacted in September 1996), earning a 7.35% fixed rate of return (compared to the current 9.49%). Future operating costs, including nuclear fuel and nuclear fuel financing costs and incremental capital expenditures at San Onofre Units 2 and 3, are subject to an incentive pricing plan whereby SCE receives about 4 cents per kilowatt-hour through 2003. Any differences between these costs and the incentive price will flow through to the shareholders. Beginning in 2004, SCE will be required to share equally with ratepayers the benefits received from operation of the units.

Prior to January 1, 1997, the cost of nuclear fuel for Palo Verde, including disposal, was amortized to fuel expense on the basis of generation. Under CPUC rate-making procedures in effect for Palo Verde prior to January 1, 1997, nuclear-fuel financing costs were capitalized until the fuel was placed into production.

Property and Plant

Utility plant additions, including replacements and betterments, are capitalized. Such costs include direct material and labor, construction overhead and an allowance for funds used during construction (AFUDC). AFUDC represents the estimated cost of debt and equity funds that finance utility plant construction. AFUDC is capitalized during plant construction and reported in current earnings. AFUDC is recovered in rates through depreciation expense over the useful life of the related asset.

Depreciation of utility plant is computed on a straight-line, remaining-
life basis.   Replaced or retired property and removal costs less salvage are charged to the accumulated provision for depreciation. Depreciation expense stated as a percent of average original cost of depreciable utility plant was 4.2% for 1996, and 3.6% for both 1995 and 1994.

Nonutility property is capitalized at cost, including interest incurred on borrowed funds that finance construction. Depreciation of nonutility properties is primarily computed on a straight-line basis over their estimated useful lives. Depreciation expense stated as a percent of average original cost of depreciable nonutility property was, on a composite basis, 3.9% for 1996, 3.8% for 1995 and 5.2% for 1994.

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

Research, Development and Demonstration (RD&D)

SCE capitalizes RD&D costs that are expected to result in plant construction. If construction does not occur, these costs are charged to expense. RD&D expenses are recorded in a balancing account and, at the end of the rate-case cycle, any authorized but unspent RD&D funds are refunded to customers. RD&D expenses were $21 million in 1996, $28 million in 1995 and $63 million in 1994.

Revenue

Electric utility revenue includes amounts for services rendered but unbilled at the end of each year.

Stock-Based Compensation

Edison International measures compensation expense relative to stock-based compensation by the intrinsic-value method.

Note 2.  Regulatory Matters

Electric Utility Industry Restructuring

On September 23, 1996, the State of California enacted legislation to provide a transition to a competitive market structure. The legislation substantially adopts the CPUC's December 1995 restructuring decision (discussed below) by addressing stranded-cost recovery for utilities, providing a certain cost recovery time period for the transition costs associated with utility-owned generation-related assets. Transition costs related to power-purchase contracts would be recovered through the terms of their contracts while most of the remaining transition costs would be recovered through 2001. The legislation also includes provisions to finance a portion of the stranded costs that residential and small commercial customers would have paid between 1998 and 2001, thereby allowing SCE to give a rate reduction of at least 10% to these customers, beginning January 1, 1998. The financing would occur with securities issued by the California Infrastructure and Economic Development Bank, or an entity approved by the Bank. The legislation includes a rate freeze for all other customers, including large commercial and industrial customers, as well as provisions for continued funding for energy conservation, low-income programs and renewable resources. Despite the rate freeze, SCE expects to be able to recover its revenue requirement based on cost-of-service regulation during the 1998-2001 transition period. In addition, the legislation mandates the implementation of a non-bypassable competition transition charge (CTC) that provides utilities the opportunity to recover costs made uneconomic by electric utility restructuring. Finally, the legislation contains provisions for the recovery (through 2006) of reasonable employee-related transition costs incurred and projected for retraining, severance, early retirement, outplacement and related expenses for utility workers. In light of the legislation, the CPUC is reassessing the need to prepare an environmental impact report.

In December 1995, the CPUC issued its decision on restructuring California's electric utility industry. The transition to a new market structure, which is expected to provide competition and customer choice, would begin January 1, 1998, with all consumers participating by 2003 (changed to 2002 by the recently enacted legislation). Key elements of the CPUC decision include:

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

o Recovery of costs to transition to a competitive market (utility investments, obligations incurred to serve customers under the existing framework and reasonable employee-related costs) through a non-bypassable charge, applied to all customers, called the CTC.

o CPUC-established incentives to encourage voluntary divestiture (through spin-off or sale to an unaffiliated entity) of at least 50% of utilities' gas-fueled generation to address market power issues.

o Performance-based ratemaking (PBR) for those utility services not subject to competition.

In April 1996, SCE, Pacific Gas & Electric Company and San Diego Gas & Electric Company filed a proposal with the FERC regarding the creation of the PX and the ISO. On November 26, 1996, the FERC conditionally accepted the proposal and directed the three utilities to file more specific information by March 31, 1997. In July 1996, the three utilities jointly filed an application with the CPUC requesting approval to establish a restructuring trust which would obtain loans up to $250 million for the development of the ISO and PX through January 1, 1998. The loans would be backed by utility guarantees; SCE's share would be 45%. Once the ISO and PX are formed, they will repay the trust's loans and recover funds from future ISO and PX customers. In August 1996, the CPUC issued an interim order establishing the restructuring trust and the funding level of $250 million which will be used to build the hardware and software systems for the ISO and PX.

Recovery of costs to transition to a competitive market would be implemented through a non-bypassable CTC. This charge would apply to all customers who were using or began using utility services on or after the December 20, 1995, decision date. In August 1996, in compliance with the CPUC's restructuring decision, SCE filed its application to estimate its 1998 transition costs. In October 1996, SCE amended its transition cost filing to reflect the effects of the legislation enacted in September 1996. Under the rate freeze codified in the legislation, the CTC will be determined residually (i.e., after subtracting other cost components for the PX, transmission and distribution (T&D), nuclear decommissioning and public benefit programs). Nevertheless, the CPUC directed that the amended application provide estimates of SCE's potential transition costs from 1998 through 2030. SCE provided two estimates between approximately $13.1 billion (1998 net present value), assuming the fossil plants have a market value equal to their net book value, and $13.8 billion (1998 net present value), assuming the fossil plants have no market value. These estimates are based on incurred costs, and forecasts of future costs and assumed market prices. However, changes in the assumed market prices could materially affect these estimates. The potential transition costs are comprised of: $7.5 billion from SCE's qualifying facility contracts, which are the direct result of legislative and regulatory mandates; and $5.6 billion to $6.3 billion from costs pertaining to certain generating plants and regulatory commitments consisting of costs incurred (whose recovery has been deferred by the CPUC) to provide service to customers. Such commitments include the recovery of income tax benefits previously flowed-through to customers, postretirement benefit transition costs, accelerated recovery of San Onofre (as discussed in Note 1) and Palo Verde, nuclear decommissioning and certain other costs.

On November 27, 1996, SCE filed an application with the CPUC to voluntarily divest, by auction, all of its oil- and gas-fueled generation assets. This application builds on SCE's March 1996 plan which outlined how SCE proposed to divest 50% of these assets. Under the new proposal, SCE would continue to operate and maintain the divested power plants for at least two years following their sale, as mandated by the recent restructuring legislation. In addition, SCE would offer workforce transition programs to those employees who may be impacted by divestiture-related job reductions. SCE's proposal is contingent on the overall electric industry restructuring implementation process continuing on a satisfactory path. CPUC approval of the oil-and gas-fueled generation divestiture was requested for late 1997.

In September 1996, the CPUC adopted a non-generation T&D PBR mechanism for SCE which began on January 1, 1997. According to the CPUC decision, beginning in 1998, the transmission portion is to be separated from non-generation PBR and subject to ratemaking under the rules of the FERC. The distribution-only PBR will extend through December 2001. Key elements of the non-generation PBR include: T&D rates indexed for inflation based on the Consumer Price Index less a productivity factor; elimination of the kilowatt-hour sales adjustment; adjustments for cost changes that are not within SCE's control; a cost of capital trigger mechanism based on changes in a bond index; standards for service reliability and safety; and a net revenue-sharing mechanism that determines how customers and shareholders will share gains and losses from T&D operations. In July 1996, SCE filed a PBR proposal for its hydroelectric plants and a proposed structure for performance-based local reliability contracts for certain fossil-fueled plants. If approved, the hydro PBR would be in effect for three years and the initial terms of the local reliability contacts, which are subject to FERC approval, would be in effect for up to three years, both beginning January 1, 1998. A final CPUC decision on hydro PBR is expected by year-end 1997.

In July 1996, SCE filed a proposal with the CPUC related to the conceptual aspects of separating the costs associated with generation, transmission, distribution, public benefit programs and the CTC. The filing was in response to CPUC and FERC directives which require electric services, such as T&D, to be functionally separate and available to all customers on a nondiscriminatory basis without cost-shifting among customers. On December 6, 1996, SCE filed a more comprehensive plan for the functional unbundling of SCE's rates for electric service, beginning on January 1, 1998. In response to CPUC and FERC orders, as well as the new restructuring legislation, this filing addressed the implementation-level detail for the functional unbundling of rates in separate charges for energy, transmission, distribution, the CTC, public benefit programs and nuclear decommissioning. The filing also included proposals for establishing new regulatory proceedings to replace current proceedings that will no longer be necessary during the rate freeze period.

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

If events occur during the restructuring process that result in all or a portion of the CTC being improbable of recovery, SCE could have write-offs associated with these costs if they are not recovered through another regulatory mechanism. At this time, SCE cannot predict what other revisions will ultimately be made during the restructuring process in subsequent proceedings or implementation phases, or the effect, after the transition period, that competition will have on its results of operations or financial position.

Subsequent Event

If the CPUC's restructuring is implemented as outlined, SCE would be allowed to recover its CTC (subject to a lower return on equity) and believes it should be allowed to continue to apply accounting standards that recognize the economic effects of rate regulation for its generation-related assets during the 1998-2001 transition period. However, in response to a request by the staff of the Securities and Exchange Commission (SEC), in December 1996 SCE submitted its views on the continued applicability of regulatory accounting standards for its generation-related assets. In its submittal, SCE and its independent accountants jointly concluded that, based on their current analysis, SCE will continue to meet the criteria for applying these accounting standards through the 1998-2001 transition period. In its February 1997 response, the SEC staff expressed continuing concern with SCE's conclusion and indicated that they wanted to meet further with SCE and the other major California electric utilities to resolve this matter. SCE and its independent accountants continue to believe that SCE meets such criteria and plan to meet with the SEC staff to present additional and clarifying information seeking to convince the SEC staff of the merits of SCE's position. The authority to require SCE to discontinue applying regulatory accounting standards rests with the SEC. If SCE is required to discontinue the application of these accounting standards for its generation-related assets, it would have to write-off generation-related regulatory assets, which at December 31, 1996 totaled approximately $600 million on an after-tax basis, primarily for the recovery of income tax benefits previously flowed-through to customers, the Palo Verde phase-in plan and unamortized loss on reacquired debt.

SCE believes that a proper application of regulatory accounting standards will result in it no longer meeting the criteria to apply these accounting standards to all of its non-hydroelectric generation-related assets after the end of the 1998-2001 transition period. If SCE continues the application of these accounting standards during the transition period, but during the transition period events occur that result in SCE no longer meeting the criteria for applying such standards, SCE may be required to write-off the remaining balance of its recorded generation-related regulatory assets existing at that time.

If a non-cash write-off is required, SCE believes that it should not affect the stranded-cost recovery plans set forth in the CPUC's December 1995 restructuring decision and legislation enacted by the State of California in September 1996.

FERC Stranded Cost/Open Access Transmission Decision

In April 1996, the FERC issued its decision on stranded cost recovery and open access transmission, effective July 1996. The decision requires all electric utilities subject to the FERC's jurisdiction to file transmission tariffs which provide competitors with increased access to transmission facilities for wholesale transactions and also establishes information requirements for the transmission utility. The decision also provides utilities with the recovery of stranded costs, which are prior-service costs incurred under the current regulatory framework. In addition to providing recovery of stranded costs associated with existing wholesale customers, the FERC directed that it would have primary jurisdiction over the recovery of stranded costs associated with retail-turned-wholesale customers, such as the formation of a new municipal electric system. Retail stranded costs resulting from a state-authorized retail direct-access program are the responsibility of the states and the FERC would only address recovery of these costs if the state has no authority to do so. In compliance with the April 1996 FERC decision, SCE filed a revised open access tariff with the FERC in July 1996. The tariff became effective on an interim basis, subject to refund, as of its filing date. Several wholesale customers have filed protests with the FERC on the transmission rate levels, and a ruling from the FERC setting the rates to be decided at formal hearings is anticipated in early 1997.

Mohave Generating Station

A 1994 CPUC decision stated that SCE was liable for expenditures related to a 1985 accident at the Mohave Generating Station. In July 1996, the CPUC approved a settlement agreement between SCE and the ORA which resulted in a $39 million (including interest) refund to SCE's customers. The refund, which had been previously reserved, was completed by year-end 1996.

Canadian Gas Contracts

In May 1994, SCE filed its testimony in the non-Qualifying Facilities phase of the 1994 Energy Cost Adjustment Clause proceeding. In May 1995, the ORA filed its report on the reasonableness of SCE's gas supply costs for both the 1993 and 1994 record periods. The report recommends a disallowance of $13.3 million for excessive costs incurred from November 1993 through March 1994 associated with SCE's Canadian gas purchase and supply contracts. The report requests that the CPUC defer finding SCE's Canadian supply and transportation agreements reasonable for the duration of their terms and that the costs under these contracts be reviewed on a yearly basis. In October 1996, the ORA issued its report for the 1995 record period recommending a $37.6 million disallowance for excessive costs incurred from April 1994 through March 1995. Both proposed disallowances have been consolidated into one proceeding. SCE and the ORA have filed several rounds of testimony on this issue. Hearings began in January 1997 and are expected to conclude in February 1997. A decision is expected in late 1997.

Palo Verde Rate-making Mechanism

On December 23, 1996, the CPUC issued a final decision on SCE's proposal for a new rate mechanism for its 15.8% share of the three units at Palo Verde. The decision adopts the Palo Verde All-Party Settlement filed with the CPUC on November 15, 1996. The settlement was based on a Memorandum of Understanding signed by all of the active parties to the Palo Verde proceeding. Under the settlement, SCE has the opportunity to recover its remaining investment (approximately $1.2 billion) in Palo Verde beginning January 1, 1997, and ending December 31, 2001, earning a reduced rate of return on rate base of 7.35% instead of the current 9.49%. Also, SCE will utilize a balancing account to pass through Palo Verde's incremental operating costs (considered reasonable as long as they do not exceed 30% of a baseline forecast and the site's gross annual capacity factor does not go below 55%) to ratepayers. Beginning January 1, 1998, this balancing account will become part of the CTC mechanism. If SCE's actual costs are less than the forecast, the difference will benefit ratepayers as a credit to the CTC mechanism. The existing nuclear unit incentive procedure will continue only for purposes of calculating a reward for performance of any unit above an 80% capacity factor for a fuel cycle. After 2001, SCE's ratepayers will receive 50% of the benefits derived from the operation of Palo Verde.

Note 3.  Financial Instruments

Long-Term Debt

California law prohibits SCE from incurring or guaranteeing debt for its nonutility affiliates.

Almost all SCE properties are subject to a trust indenture lien.

SCE has pledged first and refunding mortgage bonds as security for borrowed funds obtained from pollution-control bonds issued by government agencies. SCE uses these proceeds to finance construction of pollution-
control facilities.   Bondholders have limited discretion in redeeming
certain pollution-control bonds, and SCE has arranged with securities dealers to remarket or purchase them if necessary.

Long-term debt maturities and sinking-fund requirements for the next five years are: 1997-$573 million; 1998-$560 million; 1999-$459 million; 2000-
$405 million; and 2001-$500 million.

     Long-term debt consisted of:

In millions                             December 31,       1996    1995
------------                          ----------------    ------   -----
First and refunding mortgage bonds:

  1997-2000 (5.45% to 7.5%)                               $1,025   $1,025
  2001-2005 (5.625% to 6.25%)                                450      450
  2017-2026 (6.9% to 8.875%)                               1,250    1,637
Pollution-control bonds:
  1999-2027 (5.4% to 7.2% and variable)                    1,204    1,205
Funds held by trustees                                        (2)      (2)
Debentures and notes:
  1997-2026 (5% to 20% and variable)                       3,891    2,717
Subordinated debentures:
  2044 (8.375%)                                              100      100
Commercial paper for nuclear fuel                            112       70
Capital lease obligation                                      91       97
Current portion of capital lease obligation                  (19)     (15)
Long-term debt due within one year                          (573)     (25)
Unamortized debt discount-net                                (54)     (64)
                                                          ------   ------
Total                                                     $7,475   $7,195
                                                         =======   ======
Short-Term Debt
Short-term debt consisted of:

In millions                             December 31,       1996     1995
------------                          ----------------    ------   ------
Commercial paper                                          $  470   $  508
Other short-term debt                                        167      350
Amount reclassified as long-term                            (237)    (145)
Unamortized discount                                          (3)      (3)
                                                          ------   ------
Total                                                     $  397   $  710
                                                          ======   ======
Weighted-average interest rate                               5.6%     5.9%


At December 31, 1996, Edison International and its subsidiaries had $1.8 billion of borrowing capacity available under lines of credit totaling $2.1 billion. SCE had available lines of credit of $1.1 billion, with $600 million for short-term debt and $500 million for the long-term refinancing of its variable-rate pollution-control bonds. The nonutility subsidiaries had lines of credit of $700 million, with $575 million ofborrowing capacity available to finance general cash requirements. The holding company has lines of credit totaling $350 million. At December 31, 1996, $165 million was used in support of EME's 1995 acquisition of First Hydro and Edison International's ongoing share repurchase program. Edison International's unsecured revolving lines of credit are at negotiated or bank index rates with various expiration dates; the majority have five-year terms.

Other Financial Instruments

Edison International's risk management policy allows the use of derivative financial instruments to manage financial exposure on its investments, fluctuations in interest rates, foreign exchange rates and energy prices, but prohibits the use of these instruments for speculative or trading purposes.

Projects in the United Kingdom (U.K.) sell their energy and capacity through a centralized electricity pool which establishes a half-hourly clearing price. The half-hourly price is extremely volatile, and can vary by a factor of ten or more over the course of a few hours due to large differentials in demand according to the time of day. First Hydro attempts to mitigate the market risk of the pool by entering into electricity rate swap agreements, related to either the selling or purchase price of power, whereby payments are made when pool selling prices rise above the price specified in the contract. These contracts attempt to stabilize production revenue or purchasing costs by removing one element of net exposure to pool price volatility. The Roosecote project has avoided the pool price volatility by entering into a long-term power-sales contract which provides for contract pricing.

Interest rate swaps and caps are used to reduce the potential impact of interest rate fluctuations on floating rate long-term debt. SCE's interest rate swap agreement requires the parties to pledge collateral according to bond rating and market interest rate changes. At December 31, 1996, SCE had pledged $16 million as collateral due to a decline in market interest rates. SCE is exposed to credit loss in the event of nonperformance by counterparties to these agreements, but does not expect the counterparties to fail to meet their obligations.

Edison International is subject to concentrations of credit risk as the result of elements involved in EME's financial instruments and power-sales contracts. Credit risk relates to the risk of loss that EME would incur as a result of nonperformance by counterparties (major financial institutions and domestic and foreign utilities) pursuant to the terms of their contractual obligations. EME attempts to mitigate this risk by contracting with counterparties that have a strong capacity to meet their contractual obligations and by monitoring their credit quality. In addition, EME attempts to secure long-term power-sales contracts for its projects that are expected to result in adequate cash flow under a wide range of economic and operating circumstances. To accomplish this, EME attempts to structure its long-term contracts so that fluctuations in fuel costs will produce similar fluctuations in electric energy and/or steam revenue by entering into long-term fuel supply and transportation agreements. Accordingly, EME does not anticipate a material impact to its results of operations or financial condition as a result of counterparty nonperformance.

Edison International had the following derivative financial instruments at December 31, 1996, and 1995, except where noted:

Contract Amount/Terms                         Purpose
---------------------                         ---------------------------------------

Interest rate swaps:
$196 million expires 2008                     fix interest rate exposure at 5.585%

$100 million expires 1999                     convert fixed-rate debt of 7.75% and
$100 million expires 2002                     8.125% to a floating rate capped at 9.0%

$45 million expires 1999                      convert fixed-rate debt of 9.875%
preferred securities due 2024                 to a floating rate

$75 million expired August 1996               fix interest rate exposure at 7.98%
$50 million expires 1999                      fix interest rate exposure at 8.095%

10.9 billion Spanish pesetas (12/31/96)       convert floating-rate debt to fixed rates
(U.S. $84 million)                            ranging from 8.4% to 11.38%
expires 1998-2003

45 million pounds (12/31/96)                  convert floating-rate debt to a fixed
(U.S. $77 million)                            rate of 12.4%
51 million pounds (12/31/95)
(U.S. $79 million) debt due 2005
expires 1997

A$42 million (12/31/96)                       convert floating-rate debt to a fixed
(U.S. $33 million)                            rate of 10.98%
A$34 million (12/31/95)
(U.S. $25 million) expires 2007

Interest rate caps:
$30 million expires 1997                      fix interest rate exposure at 6%
debt due 2027                                 over the variable term of the debt

A$58 million (12/31/95)                       fix interest rate exposure at 11.25%
(U.S. $43 million)
expired November 1996

U.K. electricity rate swaps:
1,735 MW (12/31/96)                           fix market electricity sales rates
1,500 MW (12/31/95)
various expirations through 2000

416 MW (12/31/96)                             fix market electricity purchase rates
expires March 1997

Fair values of financial instruments were:

                                                                 December 31,
                                            ---------------------------------------------------
                                                     1996                         1995
                                             ---------------------       ----------------------
                                               Cost           Fair           Cost          Fair
Instrument (in millions)                       Basis          Value          Basis         Value
------------------------                     --------         -----        --------        -----
Financial assets:

Decommissioning trusts                        $1,217        $1,485         $1,069        $1,260
Electricity rate swaps                             -            27              -            22
Equity investments                                11            68              9            41
Financial liabilities:
DOE decommissioning and
    decontamination fees                          54            45             58            49
Interest rate swaps and caps                       -            34              -            28
Long-term debt                                 7,475         7,712          7,195         7,531
Preferred securities subject to
    mandatory redemption                         425           445            425           448

Financial assets are carried at their fair value, which is based on quoted market prices. Financial liabilities are recorded at cost. Financial liabilities' fair values are based on: termination costs for interest rate swaps; brokers' quotes for long-term debt, preferred stock and caps; discounted future cash flows for U.S. Department of Energy (DOE) decommissioning and decontamination fees; and discounted future cash flows for the difference between contract prices and forecasted market prices for electricity rate swaps. Amounts reported for cash equivalents and short-term debt approximate fair value, due to their short maturities.

Gross unrealized holding gains on financial assets were:


In millions                                December 31,        1996    1995
-----------                               --------------       ----    ----

Decommissioning trusts:
Municipal bonds                                                $ 79     $ 52
Stocks                                                          138      122
U.S. government issues                                           39       11
Short-term and other                                             12        6
                                                               ----     ----
                                                                268      191
Equity investments                                               57       32
                                                               ----     ----
Total                                                          $325     $223
                                                               ====     ====

There were no unrealized holding losses on financial assets for the years presented.

Note 4.  Equity

The CPUC regulates SCE's capital structure, limiting the dividends it may pay Edison International. At December 31, 1996, SCE had the capacity to pay $112 million in additional dividends to Edison International and continue to maintain its authorized capital structure. These restrictions are not expected to affect Edison International's ability to meet its cash obligations.

Edison International's authorized common stock is 800 million shares with no par value.

During 1996, Edison International purchased on the open market and retired 19,216,627 shares ($344 million) of common stock.

Under Edison International's long-term incentive compensation plan, it issued 133,131 shares ($2.4 million) in 1996 and 20,900 shares ($0.4 million) in 1995. No shares were issued in 1994.

SCE's authorized shares of preferred and preference stock are: $25 cumulative preferred-24 million; $100 cumulative preferred-12 million; and preference-50 million. All cumulative preferred stocks are redeemable. Mandatorily redeemable preferred stocks are subject to sinking-fund provisions. When preferred shares are redeemed, the premiums paid are charged to common equity. There are no preferred stock redemption requirements for the next five years.

EME is a general partner and also owns, indirectly, the limited partner's share of Mission Capital L.P., which was formed solely for the purpose of holding parent company debentures. Mission Capital L.P. has 6 million authorized shares of cumulative preferred securities with a liquidation preference that obligates EME.

There are no preferred stock redemption requirements for the next five years.

Edison International subsidiaries' cumulative preferred securities consisted of:

Dollars in millions,                              December 31, 1996
except per-share                            ----------------------------                 December 31,
amounts                                         Shares       Redemption                ------------------
--------------------                          Outstanding       Price                  1996          1995
                                             ------------    -----------               ----          ----
Not subject to mandatory redemption:
$25 par value preferred stock:

4.08% Series                                 1,000,000        $ 25.50                   $ 25          $ 25
4.24                                         1,200,000          25.80                     30            30
4.32                                         1,653,429          28.75                     41            41
4.78                                         1,296,769          25.80                     33            33
5.80                                         2,200,000          25.25                     55            55
7.36                                         4,000,000          25.00                    100           100
                                                                                        ----          ----
Total                                                                                   $284          $284
                                                                                        ====          ====
Subject to mandatory redemption:
$25 par value preferred securities:
8.50% Series                                 2,500,000        $ 25.00                   $ 63          $ 63
9.875                                        3,500,000          25.00                     87            87
$100 par value preferred stock:
6.05% Series                                   750,000         100.00                     75            75
6.45                                         1,000,000         100.00                    100           100
7.23                                         1,000,000         100.00                    100           100
                                                                                        ----          ----
Total                                                                                   $425          $425
                                                                                        ====          ====

In 1995, 750,000 shares of Series 7.58% preferred stock were redeemed and
2.5 million shares of Series 8.50% preferred securities were issued. In 1994, 3.5 million shares of Series 9.875% preferred securities were issued.

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

The components of the net accumulated deferred income tax liability were:

In millions                                        December 31,       1996          1995
-----------                                        ------------      ------        ------
Deferred tax assets:
Property-related                                                     $  247        $  276
Investment tax credits                                                  206           222
Regulatory balancing accounts                                           205           166
Decommissioning-related                                                 208            73
Other                                                                   660           602
                                                                     ------        ------
Total                                                                $1,526        $1,339

Deferred tax liabilities:
Property-related                                                     $4,345        $4,346
Leveraged leases                                                        534           508
Other                                                                   690           360
                                                                     ------        ------
Total                                                                $5,569        $5,214
                                                                     ------        ------
Accumulated deferred income taxes-net                                $4,043        $3,875
                                                                     ======        ======
Classification of accumulated deferred income taxes:
Included in deferred credits                                         $4,283        $4,352
Included in current assets                                              240           477

The current and deferred components of income tax expense were:

In millions                              Year ended December 31,               1996        1995       1994
-----------                              -----------------------               ----        ----       ----
Current:

Federal                                                                        $364        $514        $319
State                                                                           108         150         110
                                                                               ----        ----        ----
                                                                                472         664         429
                                                                               ----        ----        ----
Deferred-federal and state:
Accrued charges                                                                 (14)          1         (25)
Asset basis adjustment                                                          (25)         12          --
Deferred alternative minimum tax credit                                          --          --          45
Depreciation                                                                     71          72          93
Investment and energy tax credits-net                                           (37)        (26)        (23)
Leveraged leases                                                                 26          38          72
Loss carryforwards                                                              (41)        (37)        (37)
Nonutility special charges                                                        9         (21)        (14)
Pension reserves                                                                 45          (3)         (8)
Rate phase-in plan                                                              (31)        (46)        (51)
Regulatory balancing accounts                                                    34        (118)         (7)
State tax privilege year                                                         18          (9)        (12)
Other                                                                           (21)        (35)        (17)
                                                                               ----       -----        ----
                                                                                 34        (172)         16
                                                                               ----       -----        ----
Total income tax expense                                                       $506        $492        $445
                                                                               ====        ====        ====
Classification of income taxes:
Included in operating income                                                   $563        $528        $481
Included in other income                                                       (57)        (36)        (36)

The composite federal and state statutory income tax rate was 41.045% for all years presented.

The federal statutory income tax rate is reconciled to the effective tax rate below:

Year ended December 31,                               1996       1995         1994
-----------------------                               ----       ----         ----
Federal statutory rate                                 35.0%      35.0%      35.0%
Capitalized software                                   (0.8)      (0.8)      (2.0)
Depreciation and other                                  7.3        5.1        5.6
Housing credits                                        (3.6)      (2.7)      (2.2)
Investment and energy tax credits                      (2.7)      (2.3)      (2.2)
State tax-net of federal deduction                      6.2        5.6        5.3
                                                       ----       ----       ----
Effective tax rate                                     41.4%      39.9%      39.5%
                                                       ====       ====       ====

Note 6. Employee Benefit Plans

Stock Option Plans

Under Edison International's Long-term Incentive Compensation Plan, 8.2 million shares of common stock were reserved for potential issuance under various stock compensation programs to directors, officers and senior managers of Edison International and its affiliates. Under these programs, there are currently outstanding to officers and senior managers, options on 3.6 million shares of Edison International common stock. There were 4.5 million, 5.4 million, 6.3 million and 6.5 million shares reserved for future grant at December 31, 1996, 1995, 1994 and 1993, respectively.

Each option may be exercised to purchase one share of Edison International common stock, and is exercisable at a price equivalent to the fair market value of the underlying stock at the date of grant. Edison International stock options include a dividend equivalent feature. Generally, for options issued before 1994, amounts equal to dividends accrue on the options at the same time and at the same rate as would be payable on the number of shares of Edison International common stock covered by the options. The amounts accumulate without interest. The optionee has no right to payment of these dividend equivalents until the underlying stock options are exercised. For Edison International stock options issued subsequent to 1993, dividend equivalents are subject to reduction unless certain shareholder return performance criteria are met.

Edison International stock options have a 10-year term with one-third of the total award vesting after each of the first three years of the award term. The options are not transferable, except by will or domestic relations order. If an optionee retires, dies or is permanently and totally disabled during the three-year vesting period, the unvested options will vest and be exercisable to the extent of 1/36 of the grant for each full month of service during the vesting period. Unvested options of any person who has served in the past on the Edison International or SCE Management Committee will vest and be exercisable upon the member's retirement, death or permanent and total disability. Upon retirement, death or permanent and total disability, the vested options may continue to be exercised within their original terms by the recipient or beneficiary. If an optionee is terminated other than by retirement, death or permanent and total disability, options which had vested as of the prior anniversary date of the grant are forfeited unless exercised within 180 days of the date of termination. All unvested options are forfeited on the date of termination.

Compensation expense recorded under the stock-compensation program was $9 million, $4 million and $(3) million for 1996, 1995 and 1994, respectively. A decline during 1994 in the market value of the underlying shares optioned resulted in the recapture of previously recognized expense.

Stock-based compensation expense under the fair-value method of accounting would have resulted in pro forma net income and earnings-per-share approximating the following amounts:

In millions, except per-share amounts                   1996            1995
-------------------------------------                   ----            ----

Pro forma net income                                   $ 714           $ 737
Pro forma earnings-per-share                           $1.63           $1.65

The fair value for each option granted during 1996 and 1995, reflecting the basis for the above pro forma disclosures, was determined on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used in determining fair value through the model:

                                                     1996            1995
                                                     ----            ----
Expected life                                     7.0 years        8.0 years
Risk-free interest rate                             5.51%           7.93%
Expected volatility                                   17%             17%

The recognition of dividend equivalents results in no dividends assumed for purposes of fair-value determination. The application of fair-value accounting in arriving at the pro forma disclosures above is not an indication of future income statement effects. The pro forma disclosures do not reflect the effect of fair-value accounting on stock-based compensation awards granted prior to 1995.

A summary of the status of Edison International's stock options is as follows:

                                                                           Weighted-Average
                                                          ------------------------------------------------
                            Share             Exercise       Exercise       Fair Value        Remaining
                          Options              Price          Price         at Grant            Life
----------------------------------------------------------------------------------------------------------
Outstanding,

    Dec. 31, 1993         1,390,634        $16.00-  $24.44   $20.47                           7.4 years
Granted                     408,800         20.19-   21.94    20.20             $8.07
Expired                      (7,712)        21.94-   23.28    22.25
Forfeited                   (25,631)        20.19-   23.28    21.41
Exercised                        --                     --       --
                          ---------
Outstanding,
    Dec. 31, 1994         1,766,091        $16.00-  $24.44   $20.41                           6.9 years
Granted                     910,100         14.56-   17.44    14.77             $6.92
Expired                      (9,930)        20.19-   23.28    21.91
Forfeited                    (9,120)        14.56-   21.94    19.74
Exercised                   (20,900)        17.38-   17.75    17.64
                          ---------
Outstanding,
    Dec. 31, 1995         2,636,241        $14.56-  $24.44   $18.69                           7.0 years
Granted                   1,091,850         15.81-   18.31    17.57             $6.27
Expired                     (18,394)        14.56-   23.28    20.08
Forfeited                   (21,810)        14.56-   20.19    16.24
Exercised                  (133,131)        14.56-   23.28    18.19
                          ---------
Outstanding,
    Dec. 31, 1996         3,554,756        $14.56-  $24.44   $18.68                           7.0 years

The number of options exercisable and their weighted-average exercise prices at December 31, 1996, 1995 and 1994 were 1,760,766 at $20.54;
1,240,425 at $21.08 and 1,044,224 at $20.02, respectively.

Phantom Stock Options

"Phantom stock" option performance awards have been developed for two affiliate companies, EME and Edison Capital, as part of the Edison International long-term incentive compensation program for senior management. Each phantom stock option may be exercised to realize any appreciation in the deemed value of one hypothetical share of EME or Edison Capital stock over exercise prices. Exercise prices for EME and Edison Capital phantom stock are escalated on an annually-compounded basis over the grant price by 12% and 10%, respectively. The deemed values of the phantom stock are recalculated annually as determined by a formula linked to the value of its portfolio of investments, less general and administrative costs. The options have a 10-year term with one-third of the total award vesting in each of the first three years of the award term.

Compensation expense recorded with respect to phantom stock options was $17 million in 1996 and $1 million in 1995. There was no related compensation expense in 1994, the year the phantom stock option program commenced.

Pension Plan

Edison International has a noncontributory, defined-benefit pension plan that covers employees meeting minimum service requirements. Benefits are based on years of accredited service and average base pay. Edison International funds the plan on a level-premium actuarial method. These funds are accumulated in an independent trust. Annual contributions meet minimum legal funding requirements and do not exceed the maximum amounts deductible for income taxes. Prior service costs from pension plan amendments are funded over 30 years. Plan assets are primarily common stocks, corporate and government bonds, and short-term investments. In 1996, SCE recorded pension gains from a special voluntary early retirement program.

The plan's funded status was:

In millions                                       December 31,                 1996                 1995
------------                                      ------------                 -----                ----
Actuarial present value of benefit obligation:

Vested benefits                                                                $1,679              $1,703
Nonvested benefits                                                                 73                 214
                                                                               ------              ------
Accumulated benefit obligation                                                  1,752               1,917
Value of projected future compensation levels                                     267                 487
                                                                               ------              ------

Projected benefit obligation                                                    2,019               2,404
                                                                               ------              ------
Fair value of plan assets                                                       2,171               2,636
                                                                               ------              ------
Projected benefit obligation less than plan assets                               (152)               (232)
Unrecognized net gain                                                             294                 327
Unrecognized prior service cost                                                  (199)                 (6)
Unrecognized net obligation
   (17-year amortization)                                                         (45)                (51)
                                                                               ------              ------
Pension liability (asset)                                                      $(102)              $   38
                                                                               ======              ======
Discount rate                                                                    7.75%               7.25%
Rate of increase in future compensation                                           5.0%                5.0%
Expected long-term rate of return on assets                                       8.0%                8.0%

Edison International's utility operations recognize pension expense calculated under the actuarial method used for ratemaking.

The components of pension expense were:

In millions              Year ended December 31,                   1996           1995        1994
-----------              -----------------------                   ----           ----        ----

Service cost for benefits earned                                     $51            $59         $69
Interest cost on projected benefit obligation                        180            157         149
Actual return on plan assets                                        (345)          (457)        (28)
Net amortization and deferral                                        146            270        (141)
                                                                   -----          -----       -----
Pension expense under accounting standards                            32             29          49
Special termination benefits                                           1              3          15
Regulatory adjustment-deferred                                        22             23           2
                                                                   -----          -----       -----
Net pension expense recognized                                        55             55          66
Settlement gain                                                     (121)            --          --
                                                                   -----          -----       -----
Total expense (gain)                                               $ (66)         $  55       $  66
                                                                   =====          =====       =====

Postretirement Benefits Other Than Pensions

Employees retiring at or after age 55 with at least 10 years of service (or those eligible under the 1996 special voluntary early retirement program), are eligible for postretirement health and dental care, life insurance and other benefits. Health and dental care benefits are subject to deductibles, copayment provisions and other limitations.

Edison International is amortizing its obligation related to prior service over 20 years. SCE funds its share of these benefits (by contributions to independent trusts) up to tax-deductible limits, in accordance with rate-making practices. In 1996, SCE recorded special termination expenses due to a special voluntary early retirement program. Any difference between recognized expense and amounts authorized for rate recovery is not expected to be material (except for the impact of the early retirement program) and will be charged to earnings.

Trust assets are primarily common stocks, corporate and government bonds, and short-term investments.

The funded status of these benefits is reconciled to the recorded liability below:

In millions                      December 31,                             1996                 1995
-----------                      ------------                             ----                 ----

Actuarial present value of benefit obligation:
Retirees                                                                $  933               $  403
Employees eligible to retire                                                35                  103
Other employees                                                            394                  564
                                                                        ------               ------
Accumulated benefit obligation                                          $1,362               $1,070
                                                                        ======               ======
Fair value of plan assets                                               $  617               $  400
                                                                        ======               ======
Plan assets less than accumulated benefit
   obligation                                                           $  745               $  670
Unrecognized transition obligation                                        (432)                (460)
Unrecognized net gain (loss)                                              (236)                (203)
                                                                        ------               ------
Recorded liability                                                       $  77               $    7
                                                                        ------               ------
Discount rate                                                            7.75%                  7.5%
Expected long-term rate of return on assets                              8.5 %                  8.5%

The components of postretirement benefits other than pensions expense were:

In millions                      Year ended December 31,            1996          1995        1994
-----------                      -----------------------           -----         -----       -----

Service cost for benefits earned                                     $33          $ 36         $30
Interest cost on benefit obligation                                   91            78          73
Actual return on plan assets                                         (43)          (28)        (20)
Amortization of loss                                                   6             1          --
Amortization of transition obligation                                 27            27          36
                                                                     ---           ---         ---
Net expense                                                          114           114         119
Amortization of prior funding                                         --            --           2
Special termination expense                                           72            --          --
                                                                    ----          ----        ----
Total expense                                                       $186          $114        $121
                                                                    ====          ====        ====

The assumed rate of future increases in the per-capita cost of health care benefits is 8.25% for 1997, gradually decreasing to 5% for 2004 and beyond. Increasing the health care cost trend rate by one percentage point would increase the accumulated obligation as of December 31, 1996, by $206 million and annual aggregate service and interest costs by $24 million.

Employee Savings Plan

Edison International has a 401(k) defined contribution savings plan designed to supplement employees' retirement income. The plan received employer contributions of $25 million in 1996, $20 million in 1995 and $21 million in 1994.

Note 7.  Jointly-Owned Utility Projects

SCE owns interests in several generating stations and transmission systems for which each participant provides its own financing. SCE's share of expenses for each project is included in the consolidated statements of income.

The investment in each project, as included in the consolidated balance sheet as of December 31, 1996, was:

                                                   Plant in     Accumulated        Under       Ownership
In millions                                         Service    Depreciation    Construction    Interest
-----------                                        ---------   ------------    ------------    ---------
Transmission systems:

Eldorado                                              $29         $   8           $   2           60%
Pacific Intertie                                      227            72              12           50
Generating stations:
Four Corners (coal)
    Units 4 and 5                                     458           236               2           48
Mohave (coal)                                         300           142               8           56
Palo Verde (nuclear)                                1,596           425               6           16
San Onofre (nuclear)                                4,186         1,836              28           75
                                                    -----         -----            ----
Total                                              $6,796        $2,719             $58
                                                   ======        ======            ====

Note 8. Leases

Leveraged Leases

Edison Capital is the lessor in several leveraged-lease agreements with terms of 13 to 30 years. All operating, maintenance, insurance and decommissioning costs are the responsibility of the lessees. The total cost of these facilities was $1.8 billion and $1.9 billion at December 31, 1996, and 1995, respectively.

The equity investment in these facilities is 20% of the purchase price. The remainder is nonrecourse debt secured by first liens on the leased property. The lenders have accepted their security interests as their only remedy if the lessee defaults.

The net investment in leveraged leases consisted of:

In millions                        December 31,                 1996            1995
-----------                        ------------                 ----            ----
Rentals receivable (net of principal and
   interest on nonrecourse debt)                               $ 830           $ 833
Unearned income                                                 (303)           (317)
                                                               -----           -----
Investment in leveraged leases                                   527             516
Estimated residual value                                          58              58
Deferred income taxes                                           (534)           (508)
                                                              ------          ------
Net investment in leveraged leases                            $   51          $   66
                                                              ======          ======

Lease Commitments

Edison International has operating leases, primarily for vehicles (with varying terms, provisions and expiration dates) and a capital lease ($91 million) for a nonutility power-production facility.

Estimated remaining commitments for noncancelable leases at December 31, 1996, were:

                                                                      Operating        Capital
In millions                                                            Leases           Lease
-----------                                                           ---------        -------
Year ended December 31,
1997                                                                       $ 25           $ 29
1998                                                                         21             28
1999                                                                         16             28
2000                                                                         14             28
2001                                                                          9             --
Thereafter                                                                   33              1
                                                                           ----           ----
Total future commitments                                                   $118            114
                                                                           ====
Amount representing interest (9.65%)                                                       (23)
                                                                                          ----
Net commitments                                                                           $ 91
                                                                                          ====

Note 9.  Commitments

Nuclear Decommissioning

SCE plans to decommission its nuclear generating facilities at the end of each facility's operating license by a prompt removal method authorized by the Nuclear Regulatory Commission. Decommissioning is estimated to cost $2 billion in current-year dollars, based on site-specific studies performed in 1993 for San Onofre and 1992 for Palo Verde. Changes in the estimated costs, timing of decommissioning, or the assumptions underlying these estimates could cause material revisions to the estimated total cost to decommission in the near term. Decommissioning is scheduled to begin in 2013 at San Onofre and 2024 at Palo Verde. San Onofre Unit 1, which shut down in 1992, is expected to be secured until decommissioning begins at the other San Onofre units.

Decommissioning costs, which are recovered through customer rates, are recorded as a component of depreciation expense. Decommissioning expense was $148 million in 1996, $151 million in 1995 and $122 million in 1994.

The accumulated provision for decommissioning was $949 million at December 31, 1996, and $823 million at December 31, 1995. The estimated costs to decommission San Onofre Unit 1 ($263 million) are recorded as a liability.

Decommissioning funds collected in rates are placed in independent trusts, which, together with accumulated earnings, will be utilized solely for decommissioning.

Trust investments include:

                                                                                         December 31,
                                                                           Maturity    ---------------
In millions                                                                 Dates       1996     1995
-----------                                                               ---------     ----     ----

Municipal bonds                                                           1999-2021    $  400   $  348
Stocks                                                                           --       549      390
U.S. government issues                                                    1998-2024       212      145
Short-term and other                                                      1996-2024        56      186
                                                                                       ------   ------
Trust fund balance (at cost)                                                           $1,217   $1,069
                                                                                       ======   ======

Trust fund earnings (based on specific identification) increase the trust fund balance and the accumulated provision for decommissioning. Net earnings were $49 million in 1996, $51 million in 1995 and $26 million in 1994. Proceeds from the sale of securities (which are reinvested) were $1.0 billion in 1996 and in 1995, and $1.1 billion in 1994. Approximately 89% of the trust fund contributions were tax-deductible.

The Financial Accounting Standards Board has issued an exposure draft related to accounting practices for removal costs, including decommissioning of nuclear power plants. The exposure draft would require SCE to report its estimated decommissioning costs as a liability, rather than recognizing these costs over the term of each facility's operating license (current industry practice). SCE does not believe that the changes proposed in the exposure draft would have an adverse effect on its results of operations even after deregulation due to its current and expected future ability to recover these costs through customer rates.

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

SCE has unconditional purchase obligations for part of a power plant's generating output, as well as firm transmission service from another utility. Minimum payments are based, in part, on the debt-service requirements of the provider, whether or not the plant or transmission line is operable. The purchased-power contract is not expected to provide more than 5% of current operating capacity. SCE's minimum commitment under both contracts is approximately $205 million through 2017.

Certain commitments for the years 1997 through 2001 are estimated below:

In millions                                                  1997      1998      1999      2000      2001
-----------                                                  ----      ----      ----      ----      ----
Projected construction                                       $855      $636      $664      $647      $650
   expenditures
Fuel supply contracts                                         358       325       319       340       336
Purchased-power
   capacity payments                                          696       699       701       702       695
Unconditional purchase
   obligations                                                  9        10        10        10        10

EME has firm commitments to make equity and other contributions to its projects of $408 million, primarily for the Paiton project in Indonesia and the ISAB project in Italy. EME also has contingent obligations to make additional contributions of $461 million, primarily for a guarantee as a condition of obtaining a $254 million tax-exempt financing for the Brooklyn Navy Yard project (discussed further in Note 10), and equity support guarantees related to Paiton.

Note 10.  Contingencies

In addition to the matters disclosed in these notes, Edison International is involved in legal, tax and regulatory proceedings before various courts and governmental agencies regarding matters arising in the ordinary course of business. Edison International believes the outcome of these proceedings will not materially affect its results of operations or liquidity.

Brooklyn Navy Yard Project

EME owns, through a wholly owned subsidiary, 50% of the Brooklyn Navy Yard project, but funded all of the required equity during construction. The estimated total cost is $485 million, of which $442 million had been spent through December 31, 1996. In December 1995, a tax-exempt bond financing for the project in the amount of $254 million was obtained through the New York City Industrial Development Agency (NYCIDA). EME has guaranteed the obligations of the project pursuant to the financing, as well as an indemnity agreement on behalf of NYCIDA in the amount of $40 million. In the fourth quarter of 1996, EME executed a new energy sales agreement with Consolidated Edison Company of New York, which has contracted to buy most of the project's power and steam, and began selling power and steam under that agreement. The contractor has recently asserted general monetary claims under the turnkey agreement against Brooklyn Navy Yard and has served a complaint for damages in the amount of $136.8 million against Brooklyn Navy Yard. Brooklyn Navy Yard intends to vigorously defend this action and to assert general monetary claims against the contractor. EME believes that the outcome of this litigation will not have a material adverse effect on its consolidated results of operations or financial position.

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

Edison International's recorded estimated minimum liability to remediate its 56 identified sites (55 at SCE and 1 at EME) was $114 million at December 31, 1996. The ultimate costs to clean up Edison International's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. Edison International believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $211 million. The upper limit of this range of costs was estimated using assumptions least favorable to Edison International among a range of reasonably possible outcomes.

The CPUC allows SCE to recover environmental-cleanup costs at 35 of its sites, representing $101 million of Edison International's recorded liability, through an incentive mechanism. SCE may request to include additional sites. Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs through insurance carriers and other third parties. SCE has successfully settled insurance claims with a number of its carriers. Costs incurred at SCE's remaining 20 sites are expected to be recovered through customer rates. SCE has recorded a regulatory asset of $104 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

Edison International's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination and the extent, if any, that Edison International may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can now be made for these sites.

Edison International expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $4 million to $8 million. Recorded costs for 1996 were $7 million.

In 1994, SCE utilized an estimating technique to quantify its potential liability for environmental cleanup in an effort to obtain a reasonably possible objective and reliable estimate of environmental cleanup. During 1995, EME completed a similar review of some of its sites where known contamination and potential liability exist and does not believe a material liability exists as of December 31, 1996.

Based on currently available information, Edison International believes it unlikely that it will incur amounts in excess of the upper limit of the estimated range and, based upon the CPUC's regulatory treatment of environmental-cleanup costs, Edison International believes that costs ultimately recorded will not have a material adverse effect on its results of operations or financial position. There can be no assurance, however, that future developments, including additional information about existing sites or the identification of new sites, will not require material revisions to such estimates.

Nuclear Insurance

Federal law limits public liability claims from a nuclear incident to $8.9 billion. SCE and other owners of San Onofre and Palo Verde have purchased the maximum private primary insurance available ($200 million). The balance is covered by the industry's retrospective rating plan that uses deferred premium charges to every reactor licensee if a nuclear incident at any licensed reactor in the U.S. results in claims and/or costs which exceed the primary insurance at that plant site. Federal regulations require this secondary level of financial protection. The Nuclear Regulatory Commission exempted San Onofre Unit 1 from this secondary level, effective June 1994. The maximum deferred premium for each nuclear incident is $79 million per reactor, but not more than $10 million per reactor may be charged in any one year for each incident. Based on its ownership interests, SCE could be required to pay a maximum of $158 million per nuclear incident. However, it would have to pay no more than $20 million per incident in any one year. Such amounts include a 5% surcharge if additional funds are needed to satisfy public liability claims and are subject to adjustment for inflation. If the public liability limit above is insufficient, federal regulations may impose further revenue-raising measures to pay claims, including a possible additional assessment on all licensed reactor operators.

Property damage insurance covers losses up to $500 million, including decontamination costs, at San Onofre and Palo Verde. Decontamination liability and property damage coverage exceeding the primary $500 million has also been purchased in amounts greater than federal requirements. Additional insurance covers part of replacement power expenses during an accident-related nuclear unit outage. These policies are issued primarily by mutual insurance companies owned by utilities with nuclear facilities. If losses at any nuclear facility covered by the arrangement were to exceed the accumulated funds for these insurance programs, SCE could be assessed retrospective premium adjustments of up to $34 million per year. Insurance premiums are charged to operating expense.

Note 11.  Investments in Partnerships and
          Unconsolidated Subsidiaries

Edison International's nonutility subsidiaries have equity interests in energy generation projects and real estate investment partnerships.

Summarized financial information of these investments was:

In millions                                       Year ended December 31,      1996        1995        1994
-----------                                       -----------------------      ----        ----        ----
Revenue                                                                        $  40       $1,400     $1,256
Expenses                                                                          60        1,121        969
                                                                               -----       ------     ------
Net income/(loss)                                                             $ (22)       $  279     $  287
                                                                              ======       ======     ======

In millions                                      December 31,                               1996       1995
-----------                                      ------------                               ----       ----
Current assets                                                                             $  26     $  643
Other assets                                                                                 680      4,818
                                                                                           -----     ------
Total assets                                                                               $ 706     $5,461
                                                                                           -----     ------
Current liabilities                                                                        $  89     $  490
Other liabilities                                                                            405      3,164
Equity                                                                                       212      1,807
                                                                                           -----     ------
Total liabilities and equity                                                               $ 706     $5,461
                                                                                           =====     ======

Note 12.  Business Segments

Edison International's business segments include electric utility operations (SCE) and six nonutility segments: unregulated power generation (EME); financial investments (Edison Capital); real estate holdings (Mission Land Company); integrated energy solutions (Edison Source); electric vehicle charging operations (Edison EV); and consumer products and services (Edison Select). Other than EME, the nonutility segments are not individually significant and are combined for reporting purposes.

  Edison International's business segment information was:

                                                            Unregulated
                                                         Power Generation                    Edison
                                          Electric      -------------------                  Inter-
In millions                                Utility      Domestic    Foreign      Other      national
-----------                               ---------     --------    -------    --------     --------
1996

Operating revenue                          $7,583        $  170    $   674      $  118      $ 8,545
Operating income                            1,711            75        292         (37)(a)    2,041(b)
Depreciation and
   decommissioning                          1,064            15         75          19        1,173
Assets                                     17,737           949      4,204       1,669       24,559
Additions to
   property and plant                         616             4        116           8          744

1995
Operating revenue                          $7,873        $  177     $  290      $   65       $8,405
Operating income                            1,709            73        131          (8)(a)    1,905(b)
Depreciation and
   decommissioning                            954            10         36          14        1,014
Assets                                     18,155           842      3,532       1,417       23,946
Additions to
   property and plant                         773             4      1,231(c)        3        2,011

1994
Operating revenue                         $ 7,799        $  170     $  211      $  165      $ 8,345
Operating income                            1,602            96         85          (3)(a)    1,780(b)
Depreciation and
   decommissioning                            891             9         31          14          945
Assets                                     18,076           974      1,869       1,471       22,390
Additions to
   property and plant                         982            11        136           8        1,137

Corporate items and eliminations are not material.
(a) Excludes reported tax benefits of $80 million in 1996, $44 million in 1995 and $34 million in 1994.

(b) Excludes income taxes of $563 million in 1996, $528 million in 1995 and $481 million in 1994.
(c) Includes $1,042 million from EME's acquisition of First Hydro.

Quarterly Financial Data
Unaudited

                                                                               1996
In millions,                                            ---------------------------------------------------
except per-share amounts                                 Total     Fourth      Third      Second      First
------------------------                               -------    -------    -------     -------    -------
Operating revenue                                      $ 8,545    $ 2,195    $ 2,568     $ 1,814    $ 1,968
Operating income                                         1,478        328        468         332        350
Net income                                                 717        117        277         156        167
Per share:
      Earnings                                            1.64        .27        .63         .35        .38
      Dividends declared                                  1.00        .25        .25         .25        .25
Common stock prices:
      High                                             $20 3/8    $20 3/8    $18 1/4     $17 5/8    $18 5/8
      Low                                               15 1/8     17 3/4     15 1/8      15 3/8     16 5/8
      Close                                             19 7/8     19 7/8     17 7/8      17 5/8     17 1/8

                                                                                1995
In millions,                                           ----------------------------------------------------
except per-share amounts                                 Total     Fourth      Third      Second      First
------------------------                               -------     ------    -------     -------     ------
Operating revenue                                      $ 8,405    $ 2,052    $ 2,670     $ 1,861     $1,822
Operating income                                         1,377        301        448         310        318
Net income                                                 739        138        288         160        153
Per share:
      Earnings                                            1.66        .31        .65         .36        .34
      Dividends declared                                  1.00        .25        .25         .25        .25
Common stock prices:
      High                                             $    18    $    18    $    18     $    18    $16 7/8
      Low                                               14 3/8     14 7/8     16 3/8      15 3/8     14 3/8
      Close                                             17 5/8     17 5/8     17 3/4      17 1/8     15 5/8

                                                              EXHIBIT 21

                          EDISON INTERNATIONAL

[00 through 10 are Dun & Bradstreet heirarchy (tier level) indicators]

                             HOLDING COMPANY

1. NAME, STATE OF ORGANIZATION, LOCATION AND NATURE OF BUSINESS OF CLAIMANT AND EVERY SUBSIDIARY THEREOF, OTHER THAN ANY EXEMPT WHOLESALE GENERATOR (EWG) OR FOREIGN UTILITY COMPANY IN WHICH CLAIMANT DIRECTLY OR INDIRECTLY HOLDS AN INTEREST.

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

02 SOUTHERN STATES REALTY is a California corporation engaged in providing real estate and consulting services to SCE and third parties.

01 EDISON ENTERPRISES is a California corporation having its principal place of business at 2244 Walnut Grove Avenue, Rosemead, California 91770, which was organized to own the stock and coordinate the activities of energy-related nonutility companies. The subsidiaries of Edison Enterprises are as follows:

02 EDISON TRANSENERGY is a California corporation engaged in the business of providing energy transportation development services.

                         NONUTILITY SUBSIDIARIES

01 THE MISSION GROUP is a California corporation having its principal place of business at 18101 Von Karman Avenue, Suite 1700, Irvine, California 92612-1046, which was organized to own the stock and coordinate the activities of nonutility companies. The subsidiaries of The Mission Group are as follows:

02 EDISON EV is a California corporation having its principal place of business at 515 South Figueroa Street, Suite 950, Los Angeles, California 90071. It is engaged in the business of providing services related to electric vehicles, including the distribution and installation of electric vehicle charging equipment.

02 EDISON SOURCE is a California corporation having its principal place of business at 13191 Crossroads Parkway North, City of Industry, California 91746. It is engaged in the business of integrated energy services and wholesale power marketing.

02 EDISON SELECT (formerly Edison Spectrum) is a California corporation having its principal place of business 13191
         Crossroads Parkway North, City of Industry, California 91746.
         It is engaged in the business of providing consumer products and services.

02       EDISON ENERGY (inactive)

02 EDISON CAPITAL (formerly Mission First Financial) is a California corporation having its principal place of business at 18101 Von Karman Avenue, Suite 1700, Irvine, California 92612-1046. It is engaged in the business of leveraged-leasing transactions and other project financings, either directly or through subsidiaries. Edison Capital owns a group of subsidiaries and has interests in various partnerships through its subsidiaries. The subsidiaries and partnerships of Edison Capital are listed below. Unless otherwise indicated, all entities are corporations, are organized under the laws of the State of California, and have the same principal place of business as Edison Capital.

03 BURLINGTON APARTMENTS, INC.
04    Burlington Arboretum L.P. (partnership) 94.6%
03 Edison Capital Europe Limited
03 EDISON FUNDING COMPANY (formerly Mission Funding Company)
04 EDISON CAPITAL LATIN AMERICAN INVESTMENTS HOLDINGS COMPANY (Delaware corporation)
04    EDISON FUNDING OMICRON
05      Olive Court Apartments L.P. (partnership) 0.1%
05      Ontario Senior Housing L.P. (Ontario Plaza) (partnership) 0.1%
04    EDISON INTEGRATED ENERGY SERVICES (formerly Mission Integrated
      Energy Services)
04    EDISON CAPITAL HOUSING INVESTMENTS (formerly Edison Housing
      Investments and Mission Housing Investments)
05      Admiralty Heights Associates II 1995 L.P. (Kent Manor)
        (commitment) 99%
05      AE Associates L.P. (Avenida Espana) (partnership) 99%
05      Alma Place Associates L.P. (commitment) 99%
05      Altamont Hotel Associates L.P. (partnership) 99%

05      Argyle Redevelopment Partnership, Ltd. (Colorado partnership) 99%
05      Avalon Courtyard L.P. (Carson Senior Housing) (partnership) 3%
05      Bartlett Hill Associates L.P. (partnership) 70%; 100% w/ MBHCo.
05      Beacon Manor Associates L.P. (commitment) 99%
05      Bodega Hills Investors L.P. (commitment) 99%
05      Bush Hotel L.P. (commitment) 99%
05      Cedarshores L.P. (partnership) 99%
05      Centertown Associates Ltd. (partnership) 99%
05      Centro Partners L.P. (El Centro) (partnership) 99%
05      Cochrane Village Apartments L.P. (commitment) 99%
05      Community House Apartments (commitment) 99%
05      Cottonwood Affordable Housing L.P. (commitment) 99%
05      Coyote Springs Apartments Associates L.P. (partnership) 99%
05      Cypress Cove Associates (partnership) 99%
05      Delta Plaza Apartments (partnership) 99%
05      Double X Associates 1995 L.P. (Terrace Manor) (commitment) 99%
05      EAH Larkspur Creekside Associates L.P. (partnership) 99%
05      EAST COAST CAPITAL, INC.
05      East Cotati Avenue Partners L.P. (partnership) 99%
05      EC ASSET SERVICES, INC.
05      EC PROPERTIES, INC.
06        Corporations for Affordable Housing L.P. (partnership) 1%
07          Arbor Lane Associates Phase II L.P. (Timberwood)
            (partnership) 99%
07          Arroyo Vista Associates L.P. (partnership) 99%
07          Artloft Associates L.P. (partnership) 35.6%
07          Caleb Affordable Housing Associates L.P. (Ledges/Pinebrook)
            (partnership) 99%
07          The Carlin L.P. (partnership) 99%
07          Diamond Phase III Venture L.P. (partnership) 99%
07          Fairmount Hotel Urban Renewal Associates L.P. (partnership)
            99%
07          Mackenzie Park Associates L.P. (partnership) 99%
07          Parkside Associates L.P. (Parkside Garden) (partnership) 99%
07          Pines Housing L.P. (partnership) 99%
07          Pines Housing II, L.P. (partnership) 99%
07          Smyrna Gardens Associates L.P. (partnership) 99%
07          Tioga Gardens L.P. (partnership) 99%
07          Walden Pond, Ltd. L.P. (Hamlet) (partnership) 99%
06        Corporations for Affordable Housing L.P. II (partnership) 1%
07          2601 North Board Street Associates L.P. (Station House)
            (partnership) 99%
07          Artloft Associates L.P. (partnership) 53.43%
07          Brookline Housing Associates LLC (Bridgewater) (partnership)
            99%
07          EDA L.P. (Eagle's Nest) (partnership) 99%
07          Edgewood Manor Associates II L.P. (partnership) 99%
07          Gateway Housing L.P. (partnership) 99%
07          Homestead Village Associates L.P. (partnership) 99%
07          Junction City Apartments L.P. (Green Park) (partnership) 99%
07          Liberty House Associates L.P. (partnership) 99%
07          Maple Ridge Development Associates L.P. (partnership) 99%
07          Parsonage Cottage Senior Residence L.P. (partnership) 99%
07          Rittenhouse School L.P. (partnership) 99%
07          Silver City Housing L.P. (partnership) 99%
07          South 55th Street, L.P. (partnership) 99%
07          W. M. Housing Associates L.P. (Williamsport Manor)
            (partnership) 99%
07          Winnsboro Apartments L.P. (Deer Wood) (partnership) 99%
05      EC PROPERTIES III, INC.
06        Corporations for Affordable Housing L.P. III (partnership)
           1%
07          Park Vista (partnership) 99%
07          Piedmont Housing Associates (partnership) 99%
07             Salem-Lafayette Urban Renewal Associates, L.P.
               (partnership) 99%
07          Stevenson Housing Associates (partnerhip) 99%
05      EC-SLP, INC.
05      EDISON CAPITAL HOUSING FLORIDA
06        Affordable/Citrus Glenn Phase II,Ltd. (Citrus Glenn Apts. Phase
          II) (commitment) 99%
06        Timber Sound, Ltd. (commitment) 99%
05      EDISON CAPITAL HOUSING NEW JERSEY
06        El Barrio Academy Urban Renewal Associates, L.P. (partnership)
          99%
06        Pellettieri Homes Urban Renewal Associates, L.P. (partnership)
          99%
05      EDISON CAPITAL HOUSING PENNSYLVANIA
06        McFarland Press Associates (partnership) 99%
06        Villa Maria Housing Partnership (partnership) 99%
05      EDISON HOUSING GEORGIA
06        HMB-Atlanta I L.P. (Spring Branch) (partnership) 99%
05      EDISON HOUSING NORTH CAROLINA
06        MAS-WT, L.P. (Washington Terrace) (partnership) 99%
05      EDISON HOUSING OREGON, INC.
05      EDISON HOUSING SOUTH CAROLINA
06        Vista Properties LLC (Vista View) (partnership) 99%
05      Edmundson Associates L.P. (Willows) (partnership) 99%
05      EHI DEVELOPMENT FUND (formerly MHI Development Fund)
05      EHI DEVELOPMENT COMPANY (formerly MHI Development Company)
05      Elizabeth West & East L.P. (commitment) 99%
05      Farm (The) Associates L.P. (partnership) 99%
05      Fifth & Wilshire (commitment) 99%
05      Flagstaff Affordable Housing II, L.P. (Forest View Apts.)
        (partnership) 99%
05      Florence Apartments LLC (partnership) 99%
05      Gilroy Redwood Associates L.P. (Redwoods) (partnership) 99%
05      Ginzton Associates L.P. (partnership) 99%
05      Grandy Lake 1996 L.P. (commitment) 99%
05      Grossman Apartments Investors L.P. (partnership) 99%
05      Hamilton Place Apartments L.P. (Larkin Place) (partnership) 99%
05      Hamilton Place Senior Living L.P. (partnership) 99%
05      Hearthstone Group 3 L.P. (Evergreen Court) (commitment) 99%
05      Heartland-Wisconsin Rapids Timber Trails LLC (partnership) 99%
05      Heather Glen Associates L.P. (partnership) 99%
05      Holy Family Associates L.P. (partnership) 99%
05      Kennedy Lofts Associates L.P. (Massachusetts partnership) 97%
05 Lackawana Housing Associates LLC (Goodwill Neighborhood Residences) (partnership) 99%
05      Las Brisas Apartments L.P. (commitment) 99%
05      LINC-Bristol Associates I, L.P. (City Gardens) (partnership) 99%
05      Mar Associates L.P. (partnership) 99%
05      Mercy Housing California IV L.P. (Vista Grande) (partnership) 99%
05      Mercy Housing California IX L.P. (Sycamore) (commitment) 99%
05      Merrill Road Associates L.P. (partnership) 99%
05      MH I L.P. (partnership) 1%
06        California Park Apartments L.P. (partnership) 1% of 99%
05      MH II L.P. (partnership) 1%
06        5363 Dent Avenue Associates L.P. (partnership) 1% of 99%
05      MH III L.P. (partnership) 1%
06        DeRose Housing Associates L.P. (partnership) 1% of 99%
05      MH IV L.P. (partnership) 1%
06        MPT Apartments L.P. (MacArthur Park) (partnership) 1% of 99%
05      MH V L.P. (partnership) 1%
06        Centennial Place L.P. (partnership) 1% of 99%
05      MHIFED 94 COMPANY
05      MHIFED 94 L.P. (Delaware partnership) 1%GP; 99%LP to NYNEX
06        Berry Avenue Associates L.P. (partnership) 1% of 99%
06        Carlton Way Apartments L.P. (partnership) 1% of 99%
06        CDR Senior Housing Associates (Casa del Rio) (partnership) 1%
          of 99%
06        Corona Ely/Ranch Associates L.P. (partnership) 1% of 99%
06        Fairview Village Associates L.P. (partnership) 1% of 99%
06        Fell Street Housing Associates L.P. (partnership) 1% of 99%
06        Hope West Apartments L.P. (partnership) 1% of 99%
06        Morrone Gardens Associates L.P. (partnership) 1% of 99%
06        Pajaro Court Associates L.P. (partnership) 1% of 99%
06        Tierra Linda Associates L.P. (partnership) 1% of 99%
06        Tlaquepaque Housing Associates L.P. (partnership) 1% of 99%
05      MHIFED 95 COMPANY
05      MHIFED 95 L.P. (Delaware partnership) 1%GP; 99%LP to NYNEX
06        Avalon Courtyard L.P. (Carson Senior Housing) (partnership) 1%
          of 95%
06        Hollywood El Centro L.P. (partnership) 1% of 99%
06        La Brea/Franklin L.P. (partnership) 1% of 99%
06        Larkin Pine L.P. (partnership) 1% of 99%
06        Mercy Housing California III L.P. (3rd & Reed) (partnership) 1%
          of 99%
06        Pinole Grove Associates L.P. (partnership) 1% of 99%
06        Second Street Center L.P. (Santa Monica) (partnership) 1% of
          99%
06        Solinas Village Partners L.P. (partnership) 1% of 99%
06        Three Oaks Housing L.P. (partnership) 1% of 99%
06        1101 Howard Street Associates L.P. (partnership) 1% of 99%
05      MHIFED 95C COMPANY
06        MHIFED 95C L.P. (Delaware partnership) 99%LP
07          Park Place Terrace L.P. (partnership) 99% of 99%
05      MHIFED 95C L.P. (Delaware partnership) 1%GP
06        Park Place Terrace L.P. (partnership) 1% of 99%
05      MHIFED 96 COMPANY
05      MHIFED 96 L.P. (Delaware partnership) 5%GP; 95%LP to Cargill
06        Lavell Village Associates L.P. (partnership) 5% of 99%
06 North Town Housing Partners L.P. (Villa del Norte Village) (partnership) 5% of 99%
06        Poco Way Associates L.P. (partnership) 5% of 99%
06        Seasons Affordable Senior Housing L.P. (partnership) 5% of 99%
05      MHIFED 96A COMPANY
05      MHIFED 96A L.P. (Delaware partnership) 1%GP; 99%LP to NYNEX
06        Good Samaritan Associates L.P. (partnership) 1% of 99%
06        Reseda Village L.P. (partnership) 1% of 99%
06        Oxnard Housing Associates L.P. (partnership) 1% of 99%
06        Metro Senior Associates L.P. (partnership) 1% of 99%
06        Round Walk Village Apartments L.P. (partnership) 1% of 99%
06        Santa Alicia Partnership (partnership) 1% of 99%
06        Vine Street Court L.P. (partnership) 1% of 99%
06        Vine Street Court L.P. II (partnership) 1% of 99%
05      MHIFED 97 COMPANY
06        MHIFED 97 L.P. (Delaware partnership) 99%LP
05      MHIFED 97 L.P. (Delaware partnership) 1%GP
05      MHICAL 94 COMPANY
06        MHICAL 94 L.P. (Delaware partnership) 99%LP
07          Mayacamas Village Associates L.P. (partnership) 99% of 99%
07          Rincon De Los Esteros Associates L.P. (partnership) 99% of
            99%
07        West Capital Courtyard L.P. (partnership) 99% of 99%
07          Winfield Hill Associates L.P. (partnership) 99% of 99%
05      MHICAL 94 L.P. (Delaware partnership) 1%GP
06        Mayacamas Village Associates L.P. (partnership) 1% of 99%
06        Rincon De Los Esteros Associates L.P. (partnership) 1% of 99%
06        West Capital Courtyard L.P. (partnership) 1% of 99%
06        Winfield Hill Associates L.P. (partnership) 1% of 99%
05      MHICAL 95 COMPANY
06        MHICAL 95 L.P. (Delaware partnership) 99%LP
07          Abby Associates L.P. (Windmere) (partnership) 99% of 99%
07          Antelope Associates L.P. (partnership) 99% of 99%
07          Baker Park Associates L.P. (partnership) 99% of 99%
07          Bracher Associates L.P. (partnership) 99% of 99%
07          Catalonia Associates L.P. (partnership) 99% of 99%
07          Colina Vista L.P. (partnership) 99% of 99%
07          Florin Woods Associates L.P. (partnership) 99% of 99%
07          Mercy Housing California VI L.P. (205 Jones) (partnership)
            99% of 99%
07          Pinmore Associates L.P. (partnership) 99% of 99%
07          Sunset Creek Partners L.P. (partnership) 99% of 99%
05      MHICAL 95 L.P. (Delaware partnership) 1%GP
06        Abby Associates L.P. (Windmere) (partnership) 1% of 99%
06        Antelope Associates L.P. (partnership) 1% of 99%
06        Baker Park Associates L.P. (partnership) 1% of 99%
06        Bracher Associates L.P. (partnership) 1% of 99%
06        Catalonia Associates L.P. (partnership) 1% of 99%
06        Colina Vista L.P. (partnership) 1% of 99%
06        Florin Woods Associates L.P. (partnership) 1% of 99%
06        Mercy Housing California VI L.P. (205 Jones) (partnership) 1%
          of 99%
06        Pinmore Associates L.P. (partnership) 1% of 99%
06        Sunset Creek Partners L.P. (partnership) 1% of 99%
05      MHICAL 96 COMPANY
06        MHICAL 96 L.P. (Delaware partnership) 99%LP
07          C-Court L.P. (Cawelti Court) (partnership) 99% of 99%
07          Greenway Village Associates L.P. (partnership) 99% of 99%
07          Huff Avenue Associates L.P. (partnership) 99% of 99%
07          Kennedy Court Partners L.P. (partnership) 99% of 99%
07          Klamath Associates L.P. (partnership) 99% of 99%
07          Sky Parkway Housing Associates L.P. (partnership) 99% of 99%
07          Strobridge Housing Associates L.P. (partnership) 99% of 99%
07          Westgate Townhomes Associates L.P. (partnership) 99% of 99%
07          1010 SVN Associates L.P. (partnership) 99% of 99%
05      MHICAL 96 L.P. (Delaware partnership) 1%GP
06        C-Court L.P. (Cawelti Court) (partnership) 1% of 99%
06        Greenway Village Associates L.P. (partnership) 1% of 99%
06        Huff Avenue Associates L.P. (partnership) 1% of 99%
06        Kennedy Court Partners L.P. (partnership) 1% of 99%
06        Klamath Associates L.P. (partnership) 1% of 99%
06        Sky Parkway Housing Associates L.P. (partnership) 1% of 99%
06        Strobridge Housing Associates L.P. (partnership) 1% of 99%
06        Westgate Townhomes Associates L.P. (partnership) 1% of 99%
06        1010 SVN Associates L.P. (partnership) 1% of 99%
05      MHICAL 97 COMPANY
05      MHICAL 97 L.P.
05 Mid-Peninsula Century Village Associates L.P. (Century Village) (partnership) 99%
05      Mid-Peninsula Sharmon Palms Associates L.P. (Sharmon Palms)
        (partnership) 99%
05      Mission Capp L.P. (partnership) 99%
05      MISSION HOUSING ALPHA
06        Lee Park Investors L.P. (Pennsylvania partnership) 99%
05      MISSION HOUSING BETA
06        Richmond City Center Associates L.P. (partnership) 99%
05      MISSION HOUSING DELTA
06        MH I L.P. (partnership) 99%
07          California Park Apartments L.P. (partnership) 99% of 99%
06        MH II L.P. (partnership) 99%
07          5363 Dent Avenue Associates L.P. (partnership) 99% of 99%
06        MH III L.P. (partnership) 99%
07          DeRose Housing Associates L.P. (partnership) 99% of 99%
06        MH IV L.P. (partnership) 99%
07          MPT Apartments L.P. (MacArthur Park) (partnership) 99% of 99%
06        MH V L.P. (partnership) 99%
07          Centennial Place L.P. (partnership) 99% of 99%
05      MISSION HOUSING DENVER
06        Mercantile Square L.P. (partnership) 99%
06        North Park Village LLC (partnership) 99%
05      MISSION HOUSING EPSILON
06        Riverside/Liebrandt Partners L.P. (La Playa) (partnership) 99%
05      MISSION HOUSING GAMMA
06        Del Carlo Court Associates L.P. (partnership) 99%
05      MISSION HOUSING HOLDINGS (formerly MHIFED 95B Company)
06 Mission Housing Partnership 1996 L.P. 99%LP (formerly MHIFED 95B L.P.) (Delaware partnership)
07          La Terraza Associates L.P. (Carlsbad Villas at Camino Real)
            (partnership) 99% of 99%
05 Mission Housing Partnership 1996 L.P. 1%GP (formerly MHIFED 95B L.P.) (Delaware partnership)
06 La Terraza Associates L.P. (Carlsbad Villas at Camino Real) (partnership) 1% of 99%
05      MISSION HOUSING THETA
06        Mission Housing Investors Partnership 5%GP; 95%LP to GECC
07          Forest Winds Associates L.P. (partnership) 5% of 99%
07          Glen Eden Associates L.P. (partnership) 5% of 99%
07          Gray's Meadows Investors L.P. (partnership) 5% of 99%
07          Prince Bozzuto L.P. (Fairground Commons) (Maryland
            partnership) 5% of 99%
07          Rancho Park Associates L.P. (partnership) 5% of 99%
07          Rustic Gardens Associates L.P. (partnership) 5% of 99%
07          Sea Ranch Apartments L.P. (partnership) 5% of 99%
07          Springdale Kresson Associates L.P. (Jewish Federation) (New
            Jersey partnership) 5% of 99%
07          1028 Howard Street Associates L.P. (partnership) 5% of 99%
05      MISSION HOUSING ZETA
06        Fremont Building L.P. (Crescent Arms) (partnership) 99%
05      MISSION SA COMPANY
05      Morgan Hill Ranch Housing L.P. (commitment) 99%
05      Mountain View Townhomes L.P. (commitment) 99%
05      Neary Lagoon Partners L.P. (partnership) 99%
05      New Harbor Vista Apartments (commitment) 99%
05      Northwood Manor Associates L.P. (commitment) 99%
05      Oak Forest Associates L.P. (commitment) 99%
05      Oceanside Gardens L.P. (partnership) 99%
05      Ohlone Housing Associates L.P. (partnership) 99%
05      Olive Court Apartments L.P. (partnership) 98.9%
05      Ontario Senior Housing L.P. (Ontario Plaza) (partnership) 98.9%
05      Open Doors Associates L.P. (West Valley) (partnership) 99%
05      Palmer House L.P. (partnership) 99%
05      Paradise Road Partners L.P. (Gateway Village) (partnership) 99%
05      Pier A Historic Rehabilitation at Battery Park (commitment) 99%
05      Pilot Grove L.P. (Massachusetts partnership) 99%
05      Post Office Plaza L.P. (Ohio partnership) 99%
05      River Walk Apartments Homes L.P. (partnership) 99%
05      Rosebloom Associates L.P. (Oakshade) (partnership) 99%
05      San Diego Golden Villa Partners L.P. (commitment) 99%
05      San Juan Commons 1996 L.P. (commitment) 99%
05      San Pablo Senior Housing Associates L.P. (partnership) 99%
05      San Pedro Gardens Associates L.P. (partnership) 99%
05      Santa Alicia Gardens Townhomes L.P. (The Gardens) (partnership)
        99%
05      Santa Paulan Senior Apartments Associates L.P.(partnership) 99%
05      South Beach Housing Associates L.P. (Steamboat) (partnership) 99%
05      South Winery Associates L.P. (The Winery Apartments) (commitment)
        99%
05      Stoney Creek Associates L.P. (partnership) 99%
05      Studebaker Building L.P. (partnership) 99%
05      Sultana Acres Associates L.P. (partnership) 99%
05      Sunshine Terrace L.P. (commitment) 99%
05      Tabor Grand L.P. (Colorado partnership) 99%
05      The Josephinum Associates L.P. (Washington partnership) 99%
05      Thomson Rental Housing, L.P. (Washington Place) (partnership) 99%
05      Tuscany Associates L.P. (Tuscany Villa) (partnership) 99%
05      University Park Properties L.P. (commitment)99%
05      Upland Senior Housing L.P. (Coy D. Estes) (partnership) 99%
05      Vista Verde Apartments LLC (partnership) 99%
05      Washington Creek Associates L.P. (partnership) 99%
05      Westport Village Homes Associates L.P. (partnership) 99%
05      Wheeler Manor Associates L.P. (partnership) 99%
05      Woodland Arms Apartments, Ltd. (commitment) 99%
05      YWCA Villa Nueva Partners L.P. (partnership) 99%
05      16th & Church Street Associates L.P. (partnership) 99%
05      1856 Wells Court Partners, L.P. (Wells Court) (partnership) 99%
05 210 Washington Avenue Associates (Renaissance Plaza) (Connecticut partnership) 99%
05      2814 Fifth Street Associates L.P. (Land Park Woods) (partnership)
        99%
04    MISSION FIRST ASSET INVESTMENT
04    MISSION FUNDING BETA
04    MISSION FUNDING EPSILON
05 Edison Capital (Bermuda) Investments, Ltd. (formerly Mission (Bermuda) Investments Pi, Ltd.) (Bermuda corporation)
        Address:  Clarendon House, 2 Church Street,
                  Hamilton HM CX, Bermuda
05      GEM Energy Company (New York partnership)
05      MISSION FUNDING ALPHA
06        MISSION FUNDING MU
07          EPZ Mission Funding Mu Trust (equity interest in foreign
            utility company) [see 4.01]
05      MISSION FUNDING DELTA
06        MISSION FUNDING NU
07          EPZ Mission Funding Nu Trust (equity interest in foreign
            utility company) [see 4.02]
05      Mission Investments, Inc. (U.S. Virgin Islands corporation)
        Address:  ABN Trustcompany, Guardian Building, Havensight,
                  2nd Floor, St. Thomas, U.S. Virgin Islands
05      Mission (Bermuda) Investments, Ltd. (Bermuda corporation)
        Address:  Clarendon House, 2 Church Street,
        Hamilton HM CX, Bermuda
04    MISSION FUNDING GAMMA
04    MISSION FUNDING KAPPA
05      ABB Funding Partners, L.P. (partnership)
04    MISSION FUNDING THETA
05      MAS-WT, L.P. (Washington Terrace) (partnership) 0.01%
04    MISSION FUNDING ZETA
05      Huntington L.P. (New York partnership) 50%
03 EDISON MORTGAGE COMPANY
03 MISSION BARTLETT HILL COMPANY
04 Bartlett Hill Associates L.P. (partnership) 30% [29%LP, 1%GP]; 100% w/ EHI
03 MISSION INTERNATIONAL CAPITAL, INC.
03 RENEWABLE ENERGY CAPITAL COMPANY

02 MISSION LAND COMPANY is a California corporation having its principal place of business at 3281 East Guasti Road, Suite 550, Ontario, California 91761. It is engaged, directly and through its subsidiaries, in the business of owning, managing and selling industrial parks and other real property investments. The subsidiaries and partnerships of Mission Land Company are listed below. Unless otherwise indicated, all entities are corporations, are organized under the laws of the State of California, and have the same principal place of business as Mission Land Company.
<PAGE 8>
03    ASSOCIATED SOUTHERN INVESTMENT COMPANY
04    Calabasas Park Company (partnership) (inactive) 79%GP
05      Central Valley/Calabasas L.P. (partnership) [in dissolution] 50%LP
03 CALABASAS PALATINO, INC.
04    Central Valley/Calabasas L.P. (partnership) [in dissolution] 50%GP
03 Carol Stream Developers G.P. (Illinois partnership) 60%GP
03 Centrelake Partners, L.P. (limited partnership) 98%GP
03 Corona Partners L.P. (limited partnership) 99%LP
03 IRWINDALE LAND COMPANY
04    Mission-Koll I (limited partnership) 4%GP
03    MISSION AIRPORT PARK DEVELOPMENT CO.
04    Carol Stream Developers G.P. (Illinois partnership) 40%GP
04    Centrelake Partners, L.P. (limited partnership) 2%LP
04    Corona Partners L.P. (limited partnership) 1%GP
04    Mission-Nexus II, L.P. (limited partnership) 50%GP
04 Mission Vacaville L.P. (limited partnership) (formerly Mission-Messenger Vacaville G.P.) 1%GP
03 MISSION INDUSTRIAL CONSTRUCTORS, INC. (inactive)
03 Mission-Koll I (limited partnership) 96%LP
03 Mission-Nexus II, L.P. (limited partnership) 50%LP
03 Mission-Oceangate (partnership) (formerly Mission Comstock Crosser
   Hickey) 75%GP
03 MISSION/ONTARIO, INC.
03 MISSION SOUTH BAY COMPANY (inactive)
04 Mission-Oceangate (partnership) (formerly Mission Comstock, Crosser Hickey G.P.) 25%GP
03 MISSION TEXAS PROPERTY HOLDINGS, INC.
03 Mission Vacaville L.P. (limited partnership) (formerly Mission-
   Messenger Vacaville G.P.) 99%LP
03 Mission-701 Minnesota (limited partnership) (equity) 70.3%LP


02 MISSION POWER ENGINEERING COMPANY is a California corporation having its principal place of business at 18101 Von Karman Avenue, Suite 1700, Irvine, California 92612-1046. It is currently an inactive company. The subsidiaries of Mission Power Engineering Company are listed below. Unless otherwise indicated, all entities are corporations, are organized under the laws of the State of California, and have the same principal place of business as Mission Power Engineering Company.

03 ASSOCIATED SOUTHERN ENGINEERING COMPANY (inactive)

02 EDISON MISSION ENERGY (formerly Mission Energy Company) is a California corporation having its principal place of business at 18101 Von Karman Avenue, Suite 1700, Irvine, California 92612-1046. Edison Mission Energy owns the stock of a group of corporations which, primarily through partnerships with non-affiliated entities, are engaged in the business of developing, owning and/or operating cogeneration, geothermal and other energy or energy-related projects pursuant to the Public Utility Regulatory Policies Act of 1978. Edison Mission Energy, through wholly owned subsidiaries, also has ownership interests in a number of independent power projects in operation or under development that either have been reviewed by the Commission's staff for compliance with the Act or are or will be exempt wholesale generators under the Energy Policy Act of 1992. In addition, some Edison Mission Energy subsidiaries have made fuel-related investments and a limited number of non-energy related investments. The subsidiaries and partnerships of Edison Mission Energy are listed below. Unless otherwise indicated, all entities are corporations, are organized under the laws of the State of California and have the same principal place of business as Edison Mission Energy.

DOMESTIC:
03 AGUILA ENERGY COMPANY (LP)
04 American Bituminous Power Partners, L.P. (Delaware limited partnership) 49.5%; 50% with Pleasant Valley
05      American Kiln Partners, L.P. (Delaware limited partnership)
03 ANACAPA ENERGY COMPANY (GP)
04    Salinas River Cogeneration Company (partnership) 50%
03 ARROWHEAD ENERGY COMPANY
04 Crown Energy, L.P. (New Jersey partnership) 50%LP; 100% w/ Mission/Eagle and Thorofare
05 Crown Vista Urban Renewal Corporation (New Jersey corporation) 50%; 100% with Vista Energy
03 BALBOA ENERGY COMPANY (GP)
04    Smithtown Cogeneration, L.P. (Delaware partnership) 50%; 100%
      w/Kingspark
03 BERGEN POINT ENERGY COMPANY (GP)
04    TEVCO/Mission Bayonne Partnership (Delaware G.P.) 50%
03 BLUE RIDGE ENERGY COMPANY (GP)
04 Bretton Woods Cogeneration, L.P. (Delaware limited partnership) 50%; 100% w/Bretton Woods
03 BRETTON WOODS ENERGY COMPANY (GP & LP)
04    Bretton Woods Cogeneration, L.P. (Delaware L.P.) 50%; 100% w/Blue
      Ridge
03 CAMINO ENERGY COMPANY (GP)
04    Watson Cogeneration Company (general partnership) 49%
03 CAPISTRANO COGENERATION COMPANY (GP)
04    James River Cogeneration Company (North Carolina partnership) 50%
03 CENTERPORT ENERGY COMPANY (GP & LP)
04    Riverhead Cogeneration I, L.P. (Delaware partnership) 50%; 100%
      w/Ridgecrest
03 CHESAPEAKE BAY ENERGY COMPANY (formerly Woodland Energy Company) (GP)
04    Delaware Clean Energy Project (Delaware general partnership) 50%
03 CHESTER ENERGY COMPANY (no partners; option Chesapeake,VA)
03 CLAYVILLE ENERGY COMPANY
04    Oconee Energy, L.P. (Delaware L.P.) 50%; 100% w/Coronado
03 COLONIAL ENERGY COMPANY (formerly Hentland Energy Company) (inactive) 03 CORONADO ENERGY COMPANY
04    Oconee Energy, L.P. (Delaware L.P.) 50%; 100% w/Clayville
03 CRESCENT VALLEY ENERGY COMPANY (GP)
04    Beowawe Geothermal Power Company (general partnership) 50%
03 DEL MAR ENERGY COMPANY (GP)
04    Mid-Set Cogeneration Company (partnership) 50%
03 DELAWARE ENERGY CONSERVERS, INC. (Delaware corporation) (inactive)
03 DESERT SUNRISE ENERGY COMPANY (Nevada corporation) (inactive)
03 DEVEREAUX ENERGY COMPANY (LP)
04    Auburndale Power Partners, L.P. (Delaware L.P.) 49%; 50% w/El Dorado
03 EASTERN SIERRA ENERGY COMPANY (GP & LP)
04    Saguaro Power Company, L.P. (partnership) 50%
03 EAST MAINE ENERGY COMPANY (inactive) [dissolving]
03 EDISON MISSION ENERGY FUNDING CORP. (Delaware corporation) 1%
03 EDISON MISSION OPERATION & MAINTENANCE, INC. (formerly Mission
   Operation and Maintenance, Incorporated) (no partnership)
04    Mission Operations de Mexico, S.A. de C.V. 95%
03 EL DORADO ENERGY COMPANY (GP)
04    Auburndale Power Partners, L.P. (Delaware L.P.) 1%; 50% w/ Devereaux
03 EMP, INC. (Oregon corporation) (GP & LP)
04    GEO East Mesa Limited Partnership (partnership) 50%
05      GEO East Mesa Electric Co. (Nevada corp.) (McCabe Plant) 100%
03 FOUR COUNTIES GAS COMPANY (inactive)
03 HANOVER ENERGY COMPANY
04    Chickahominy River Energy Corp. (Virginia corporation) (GP & LP)

05      Commonwealth Atlantic L.P. (Delaware partnership) [see 4.03] 50%
03 HOLTSVILLE ENERGY COMPANY (GP & LP) (formerly Brookhaven Energy
   Company)
04    Brookhaven Cogeneration, L.P. (Delaware partnership) 50%; 100%
      w/Madera
03 INDIAN BAY ENERGY COMPANY (GP & LP)
04    Riverhead Cogeneration III, L.P. (Delaware partnership) 50%; 100%
      w/Santa Ana
03 JEFFERSON ENERGY COMPANY (GP & LP) (inactive)
03 KINGS CANYON ENERGY COMPANY (inactive)
03 KINGSPARK ENERGY COMPANY (GP & LP)
04    Smithtown Cogeneration, L.P. (Delaware partnership) 50%; 100%
      w/Balboa
03 LAGUNA ENERGY COMPANY (inactive) (former interest in Ambit)
03 LA JOLLA ENERGY COMPANY (inactive) (used for Belridge)
03 LAKE GROVE ENERGY COMPANY (former Mid-County subsidiary) (inactive)
03 LAKEVIEW ENERGY COMPANY
04    Georgia Peaker, L.P. (Delaware L.P.) 50%; 100% w/Silver Springs
03 LEHIGH RIVER ENERGY COMPANY (GP)
04    TEVCO/Mission Assets Partnership (Delaware G.P.) 50%
05      Continental Energy Associates, L.P. (Mass. partnership) 22.5%
03 LONGVIEW COGENERATION COMPANY (formerly Columbia River Cogeneration
   Company, formerly Cabrillo Energy Company) (held for Weyerhauser)
03 MADERA ENERGY COMPANY (GP)
04    Brookhaven Cogeneration, L.P. (Delaware partnership) 50%; 100%
      w/Holtsville
03 MADISON ENERGY COMPANY (formerly Sunshine Generators, Inc.) (LP)
04    Gordonsville Energy, L.P. (Delaware partnership) [see 4.04] 49%; 50%
      w/Rapidan
03 Mission Capital, L.P. (Delaware L.P.) 3%; MIPS partnership
03 MISSION/EAGLE ENERGY COMPANY
04 Crown Energy, L.P. (New Jersey partnership) 2%GP; 100% w/ Arrowhead and Thorofare
05 Crown Vista Urban Renewal Corporation (New Jersey corporation) 50%; 100% with Vista Energy
03 Mission Energy Canada Corporation (British Columbia company)
04    B.C. Star Partners (British Columbia partnership) 50%
04    The Mission Interface Partnership (Province of Ontario G.P.) 50%
03 MISSION ENERGY CONSTRUCTION SERVICES, INC. (formerly Glenwood Springs
   Property, Inc.)
03 MISSION ENERGY FUEL COMPANY
04    MISSION ENERGY OIL AND GAS COMPANY
05 Four Star Oil & Gas Company (partnership) 46.85% (owns Lost Hills Cogeneration Facility)
04    MISSION ENERGY PETROLEUM COMPANY (Gas contracts w/ Tex. Gas Mktg)
04    POCONO FUELS COMPANY (inactive)
04    SOUTHERN SIERRA GAS COMPANY
05      TM Star Fuel Company (general partnership) 50%
03 MISSION ENERGY HOLDINGS, INC.
04    Mission Capital, L.P. (Delaware L.P.) 97%; MIPS partnership
03 MISSION ENERGY HOLDINGS INTERNATIONAL, INC. (formerly Patapsco Energy
   Company) [holds all the issued and outstanding stock of MEC International B.V.--see INTERNATIONAL section]
03 MISSION ENERGY INDONESIA (formerly Chula Energy Company)
03 MISSION ENERGY MEXICO (inactive) formerly the branch office in Mexico
   (no partnership)
03 MISSION ENERGY NEW YORK, INC. (formerly Allegheny Energy Company) (GP
   & LP)
04 Brooklyn Navy Yard Cogeneration Partners, L.P. (Delaware partnership) [see 4.05] 50%
03 MISSION ENERGY WALES COMPANY (formerly San Jacinto Energy Company)
04    Mission Hydro L.P. (UK limited partnership) 30%
05      First Hydro Holdings Company 99%
06        First Hydro Finance plc
07          First Hydro Company [see 4.14]

03 MISSION ENERGY WESTSIDE, INC. (formerly Sun Coast Energy Company)
03 Mission Operations de Mexico, S.A. de C.V. 5%
03 ISSION TRIPLE CYCLE SYSTEMS COMPANY (GP)
04    Triple Cycle Partnership (Texas G.P.) 50%
03 NORTH JACKSON ENERGY COMPANY (inactive) [held for Akso Salt Proj]
03 NORTHERN SIERRA ENERGY COMPANY (GP)
04    Sobel Cogeneration Company (general partnership) 50%
03 ORTEGA ENERGY COMPANY (Mid-County Cogen gas contracts)
03 PANTHER TIMBER COMPANY (GP)
04    American Kiln Partners, L.P. (Delaware limited partnership) 2%
03 PARADISE ENERGY COMPANY
04 Vista Energy, L.P. (New Jersey limited partnership) 50%LP; 100% with Vista Energy Company
05 Crown Vista Urban Renewal Corporation (New Jersey corporation) 50%; 100% w/Crown Energy
03 PLEASANT VALLEY ENERGY COMPANY (GP)
04 American Bituminous Power Partners, L.P. (Delaware limited partnership) 0.5%; 50% w/Aguila
05      American Kiln Partners, L.P. (Delaware Limited Partnership)
03 PRINCE GEORGE ENERGY COMPANY (LP)
04    Hopewell Cogeneration Limited Partnership (Delaware limited partnership) 24.75%
04    Hopewell Cogeneration Inc. (Delaware corporation) 25%
05      Hopewell Cogeneration Limited Partnership (Delaware limited partnership) 1%
03 QUARTZ PEAK ENERGY COMPANY (LP)
04    Nevada Sun-Peak L.P. (Nevada partnership) [see 4.06] 50%
03 RAPIDAN ENERGY COMPANY (GP)
04    Gordonsville Energy, L.P. (Delaware partnership) [see 4.04] 1%; 50%
      w/Madison
03 REEVES BAY ENERGY COMPANY (GP & LP)
04    North Shore Energy L.P. (Delaware partnership) 50%; 100% w/Santa
      Clara
05      Northville Energy Corporation (New York corporation) 100%
03 RIDGECREST ENERGY COMPANY (GP)
04    Riverhead Cogeneration I, L.P. (Delaware partnership) 50%; 100%
      w/Centerport
03 RIO ESCONDIDO ENERGY COMPANY
03 RIVERPORT ENERGY COMPANY (GP & LP)
04    Riverhead Cogeneration II, L.P. (Delaware partnership) 50%; 100%
      w/San Pedro
03 SAN GABRIEL ENERGY COMPANY (inactive) (McKenzie gas contracts)
03 SAN JOAQUIN ENERGY COMPANY (GP)
04    Midway-Sunset Cogeneration Company, L.P. (partnership) 50%
03 SAN JUAN ENERGY COMPANY (GP)
04    March Point Cogeneration Company (partnership) 50%
03 SAN PEDRO ENERGY COMPANY (GP)
04    Riverhead Cogeneration II, L.P. (Delaware partnership) 50%; 100%
      w/Riverport
03 SANTA ANA ENERGY COMPANY (GP)
04    Riverhead Cogeneration III, L.P. (Delaware partnership) 50%; 100%
      w/Indian Bay
03 SANTA CLARA ENERGY COMPANY (GP)
04    North Shore Energy, L.P. (Delaware partnership) 50%; 100% w/Reeves
      Bay
05      Northville Energy Corporation (New York corporation) 100%
03 SILVERADO ENERGY COMPANY (GP)
04    Coalinga Cogeneration Company (partnership) 50%
03 SILVER SPRINGS ENERGY COMPANY
04    Georgia Peaker, L.P. (Delaware limited partnership) 50%; 100%
      w/Lakeview
03 SONOMA GEOTHERMAL COMPANY (GP & LP)
04    Geothermal Energy Partners Ltd. (partnership) (Aidlin) 5%LP
03 SOUTH COAST ENERGY COMPANY (GP)
04    Harbor Cogeneration Company (partnership) 30%
03 SOUTHERN SIERRA ENERGY COMPANY (GP)

04    Kern River Cogeneration Company (general partnership) 50%
03 THOROFARE ENERGY COMPANY
04 Crown Energy, L.P. (New Jersey partnership) 48%; 100% w/ Arrowhead and Mission/Eagle
05 Crown Vista Urban Renewal Corporation (New Jersey corporation) 50%; 100% w/ Vista Energy
03 VIEJO ENERGY COMPANY (GP)
04    Sargent Canyon Cogeneration Company (partnership) 50%
03 VISTA ENERGY COMPANY (New Jersey corporation) (GP & LP)
04    Vista Energy, L.P. (New Jersey limited partnership) 50%GP; 100% w/
      Paradise
05 Crown Vista Urban Renewal Corporation (New Jersey corporation) 50%; 100% w/Crown Energy
03 WESTERN SIERRA ENERGY COMPANY (GP)
04    Sycamore Cogeneration Company (general partnership) 50%

INTERNATIONAL:
04 MEC International B.V. (Netherlands corporation) (Holding Company 100% owned by MEC Holdings International, Inc. (California corp.))
      Address: Croeselaan 18, 3500 GT Utrecht, The Netherlands
05 Edison Mission Energy Asia Company (formerly Asia Power Development Company) (Cayman Island) 99%
        Branch Offices Address:
               391-B Orchard Road, Ngee Ann City, Tower B,
               14th Floor, #14-08/10, Singapore 238874
06        Mission China Holdings Company (Cayman Island) 99%
          Address:      391-B Orchard Road, Ngee Ann City, Tower B,
                        14th Floor, #14-08/10, Singapore 238874
06        Mission Ningbo Holdings Company (Cayman Island) 99%
          Address:      391-B Orchard Road, Ngee Ann City, Tower B,
                        14th Floor, #14-08/10, Singapore 238874
05 Edison Mission Energy Asia Pte Ltd. (formerly Mission Energy Asia Pte Ltd.) (Singapore private company limited by shares) 100% (EME's Regional Asia Pacific Headquarters)
        Address:  391-B Orchard Road, Ngee Ann City, Tower B,
                  14th Floor, #14-08/10, Singapore 238874
06 Edison Mission Energy Asia Pacific Pte Ltd. (Singapore corporation) 100% (formed to hold employees who frequently travel to Thailand)
          Address:      391-B Orchard Road, Ngee Ann City, Tower B,
                        14th Floor, #14-08/10, Singapore 238874
06 Edison Mission Energy Fuel Company Pte Ltd. (Singapore corporation) 100% (formed to supply coal and other fuel to power projects)
          Address:      391-B Orchard Road, Ngee Ann City, Tower B,
                        14th Floor, #14-08/10, Singapore 238874
06 P.T. Mission Operation and Maintenance Indonesia (Indonesian company) 99%
          Address:      Jl. Gen. A Yani No. 54
                        Probolinggo, East Java, Indonesia
05 Edison Mission Energy Holdings Pty Ltd (formerly Mission Energy Holdings Pty. Ltd.) (Australian corporation) 100%
        Address:  Southgate Complex, Level 20, Tower East,
                  40 City Road, South Melbourne, Victoria 3205
06 Edison Mission Operation & Maintenance Kwinana Pty Ltd (formerly Mission Operations (Kwinana) Pty Ltd) (Australia) 100% (Operator of Kwinana Project)
          Address:      Southgate Complex, Level 20, Tower East,
                        40 City Road, South Melbourne, Victoria 3205
06 Edison Mission Operation & Maintenance Loy Yang Pty Ltd (formerly Mission Energy Management Australia Pty. Ltd.) (Australian corporation) 100%
          Address:  P.O. Box 1792, Traralgon, Victoria 3844,Australia
06 Mission Energy Development Australia Pty. Ltd. (Australian corporation) 100%

          Address:      Southgate Complex, Level 20, Tower East,
                        40 City Road, South Melbourne, Victoria 3205
06        Mission Energy Holdings Superannuation Fund Pty Ltd.
          (retirement fund required by Australia law) 100%
06        Mission Energy (Kwinana) Pty Ltd (Australia) 100%
          Address:      Southgate Complex, Level 20, Tower East,
                        40 City Road, South Melbourne, Victoria 3205
07          Kwinana Power Partnership (Australian G.P.) 1%
            Address:    Level 23, St. Martins Tower
                        44 St George's Terrace, Perth WA 6000
05 Edison Mission Energy International B.V. (formerly MEC Mission B.V.) (Netherlands company) 99%
        Address:        Croeselaan 18, 3500 GT Utrecht, The Netherlands
05 Hydro Energy B.V. (Netherlands limited liability company) (formerly Continfin Management B.V.) 10%
        Address:        Croeselaan 18, 3500 GT Utrecht, The Netherlands
06 Edison Mission Energy Espana (formerly Energias Hidraulicas, S.A.) (Spain corporation) (equity)
          Address:      Paseo de Gracia 18, Planta 4, 08007,
                        Barcelona, Spain
07          Saltos del Porma, S.A. 0.01%
            Address:    Paseo de Gracia 18, Planta 4, 08007,
                        Barcelona, Spain
06        Iberica de Energias, S.A. (Spain corp) 100% (equity) [see 4.07]
          Address:      Paseo de Gracia 18, Planta 4, 08007,
                        Barcelona, Spain
07          Electrometalurgica del Ebro, S.A. ("EMESA") (Spain
            corporation) (equity) [see 4.08] 91%
            Address:    Paseo de Gracia 18, Planta 4, 08007,
                        Barcelona, Spain
08             Monasterio de Rueda, S.L. (Spain) 100%
               Address: Paseo de Gracia 18, Planta 4, 08007,
                        Barcelona, Spain
05      Iberian Hy-Power Amsterdam B.V. (Netherlands limited liability company) 100%
        Address:  Strawinskylaan 1725, Amsterdam, NOORD-HOLL 1077 XX
06        Aprohiso S.A. (Spain corporation) (inactive) 100%
          Address:      Paseo de Gracia 18, Planta 4, 08007,
                        Barcelona, Spain
06        Hidroelectrica de Olvera, S.A. (Spain corporation) [see 4.09]
          100%
          Address:      Paseo de Gracia 18, Planta 4, 08007,
                        Barcelona, Spain
06        Hidroelectrica del Sossis, S.A. (Spain corporation) [see 4.10]
          100%
          Address:      Paseo de Gracia 18, Planta 4, 08007,
                        Barcelona, Spain
07          Saltos del Porma, S.A. 0.01%
06        Hydro Energy B.V. (Netherlands company) 90%
07          Edison Mission Energy Espana (formerly Energias Hidraulicas,
            S.A.) (Spain corporation)
08             Saltos del Porma, S.A. 0.01%
07          Iberica de Energias, S.A. (Spain corporation) 100% [see 4.07]
08             Electrometalurgica del Ebro, S.A. ("EMESA") (Spain
               corporation) [see 4.08] 91%
09                      Monasterio de Rueda, S.L. (Spain) 100%
06        Saltos del Porma, S.A. 99.98%
          Address:      Paseo de Gracia 18, Planta 4, 08007,
                        Barcelona, Spain
05      Latrobe Power Pty. Ltd. (Australian corporation) 50%
        Address:        Southgate Complex, Level 20, Tower East,
                        40 City Road, South Melbourne, Victoria 3205

06 Mission Victoria Partnership (Australian partnership) 52.31% (100% w/ Traralgon PPL 46.69% and MEVALP 1%)
07          Latrobe Power Partnership (Australian partnership) 99%
08             Loy Yang B Joint Venture (Australian joint venture) [see
               4.11] 51%; 49% to outside partner
05      Loy Yang Holdings Pty. Ltd. (Australian corporation) 100%
        Address:  Southgate Complex, Level 20, Tower East,
                  40 City Road, South Melbourne, Victoria 3205
06 Edison Mission Energy Australia Ltd. (formerly Mission Energy Australia Ltd.) (Australian public company) 100%
          Address:  Southgate Complex, Level 20, Tower East,
                    40 City Road, South Melbourne, Victoria 3205
07          Latrobe Power Partnership (Australian partnership) 1%
08             Loy Yang B Joint Venture (Australian J.V.) [see 4.11]
06        Latrobe Power Pty. Ltd. (Australian corporation) 50%
07          Mission Victoria Partnership (Australian partnership)
08             Latrobe Power Partnership (Australian partnership)
09                 Loy Yang B Joint Venture (Australian J.V.) [see 4.11]
06        Mission Energy Ventures Australia Pty. Ltd. (Australian
          company) 100%
          Address:      Southgate Complex, Level 20, Tower East,
                   40 City Road, South Melbourne, Victoria 3205
07          Mission Victoria Partnership (Australian partnership) 1%
08             Latrobe Power Partnership (Australian partnership)
09                 Loy Yang B Joint Venture (Australian J.V.) [see 4.11]
06        Traralgon Power Pty. Ltd. (Australian corporation) 50%
          Address:      Southgate Complex, Level 20, Tower East,
                        40 City Road, South Melbourne, Victoria 3205
07          Mission Victoria Partnership (Australian partnership) 46.69%
08             Latrobe Power Partnership (Australian partnership)
09                 Loy Yang B Joint Venture (Australian J.V.) [see 4.11]
05      MEC Colombia B.V. (Netherlands company) 99%
        Address:   Croeselaan 18, 3500 GT Utrecht, The Netherlands
05      MEC Esenyurt B.V. (Netherlands company) (Doga Project) 99%
        Address:   Croeselaan 18, 3500 GT Utrecht, The Netherlands
06        Doga Enerji Uretim Sanayi ve Ticaret Anomin Sirketi (Turkish
          corporation) 80%
          Address:      Merkez Man, Mahallesi Caddesi 11/8,
                   Esenyurt, Istanbul, Turkey
05      MEC IES B.V. (formerly MEC ESA B.V.) (Netherlands company) (ISAB
        Project) 99%
        Address:   Croeselaan 18, 3500 GT Utrecht, The Netherlands
06        ISAB Energy Services s.r.l. 49% (services co ISAB Project)
05      MEC India B.V. (Netherlands company) (Jojobera Project) 99%
        Address:   Croeselaan 18, 3500 GT Utrecht, The Netherlands
06 Edison Mission Energy Power (Mauritius corporation) (formerly Mission Energy, formerly Mission Energy Jojobera) (Branch office in India)
          Address:      Louis Leconte Street, Curepipe, Mauritius
05      MEC Indo Coal B.V. (Netherlands company) (Adaro Project) 99%
        Address:   Croeselaan 18, 3500 GT Utrecht, The Netherlands
06        P. T. Adaro Indonesia 10%
          Address:      Suite 704, World Trade Centre, Jl. Jend.
                   Sudirman Kav. 31, Jakarta 12920 Indonesia
05      MEC Indonesia B.V. (Netherlands company) 99%
        Address:   Croeselaan 18, 3500 GT Utrecht, The Netherlands
06        P. T. Paiton Energy Company (Indonesia company) (equity)
          (Paiton Project) [see 4.12] 40%
          Address:      Mid Plaza 2, 15th Floor, Jl. Jend.
                   Sudirman Kav. 10-11, Jakarta 10220 Indonesia
05      MEC International Holdings B.V. (Netherlands corp) 100%
        Address:   Croeselaan 18, 3500 GT Utrecht, The Netherlands
06 Edison Mission Energy Asia Company (formerly Asia Power Development Company) (Cayman Island) (inactive) 1%
07          Mission China Holdings Company (Cayman Island) (inactive)
07          Mission Ningbo Holdings Company (Cayman Island) (inactive)
06 Edison Mission Energy International B.V. (formerly MEC Mission B.V.) (Netherlands company) 1%
06        MEC Colombia B.V. (Netherlands company) 1%
06        MEC Esenyurt B.V. (Netherlands company) (Doga Project) 1%
07          Doga Enerji Uretim Sanayi ve Ticaret A.S. (Turkish
            corporation)
06        MEC IES B.V. (Netherlands company) (ISAB Project) 1%
07          ISAB Energy Services s.r.l.
06        MEC India B.V. (Netherlands company) 1%
07             Edison Mission Energy Power (Mauritius corporation)
               (formerly Mission Energy, formerly Mission Energy Jojobera)
06        MEC Indo Coal B.V. (Netherlands company) (Adaro Project) 1%
07          P. T. Adaro Indonesia 10%
06        MEC Indonesia B.V. (Netherlands company) 1%
07          P. T. Paiton Energy Company (Indonesia company) (equity)
            (Paiton Project) [see 4.12] 40%
06        MEC Laguna Power B.V. (Netherlands company) (Thailand Project)
          1%
07          Gulf Power Generation Co. Ltd. (Bangkok corporation) 40%
06        MEC Perth B.V. (Netherlands company) (Kwinana Project) 1%
07          Kwinana Power Partnership (Australian G.P.) [See 4.17]
06        MEC Priolo B.V. (Netherlands company) (ISAB Project) 1%
07          ISAB Energy, s.r.l. (Italian J.V. company) (equity) [see
            4.13] 1% of 49% (quota, not shares)
06        MEC San Pascual B.V. (Netherlands company) 1%
07          San Pascual Cogeneration Company International B.V.
06        MEC Turkey B.V. (Netherlands company) 1%
06        MEC Wales B.V. (formerly MEC Global Services B.V.) (Netherlands
          Company) 1%
07          First Hydro Holdings Company
08             First Hydro Finance plc
09                 First Hydro Company [see 4.14]
07          Mission Hydro Limited Partnership (UK limited partnership)
08             First Hydro Holdings Company
09                 First Hydro Finance plc
10                      First Hydro Company [see 4.14]
06        Mission Energy Italia s.r.l. 1% (Office in Italy)
06        P.T. Mission Operation & Maintenance Indonesia (Indonesian
          company) 1%
05      MEC Laguna Power B.V. (Netherlands co) (Malaya Project) 99%
        Address:   Croeselaan 18, 3500 GT Utrecht, The Netherlands
06        Gulf Power Generation Co. Ltd. (Bangkok corporation) 40%
          Address:  888/101 Mahatun Plaza Tower, 10th Floor, Ploenchit,
                    Lumphini, Patumwan, Bangkok 10330
05      MEC Perth B.V. (Netherlands company) (Kwinana Project) 99%
06        Kwinana Power Partnership (Australian G.P.) 99% [See 4.17]
          Address:      Level 23, St. Martins Tower
                   44 St George's Terrace, Perth WA 6000
05      MEC Priolo B.V. (Netherlands company) (ISAB Project) 99%
        Address:   Croeselaan 18, 3500 GT Utrecht, The Netherlands
06 ISAB Energy, s.r.l. (Italian J.V. company) (equity) [see 4.13] 99% of 49% (quota, not shares)
          Address:      Corso Gelone No. 103, Siracusa, Sicily, Italy
05      MEC San Pascual B.V. (Netherlands company) 99%
        Address:   Croeselaan 18, 3521 GT Utrecht, The Netherlands
06        San Pascual Cogeneration Company International B.V. 50%
          Address:      Croeselaan 18, 3521 GT Utrecht, The Netherlands
05      MEC Turkey B.V. (Netherlands company) 99%
        Address:  Croeselaan 18, 3500 GT Utrecht, The Netherlands
05      MEC Wales B.V. (formerly MEC Global Services, B.V.)(Netherlands company) 99%
        Address:  Croeselaan 18, 3500 GT Utrecht, The Netherlands
06        First Hydro Holdings Company 1%
          Address:      Lansdowne House, Berkeley Square,
                        London W1X5DH England
07          First Hydro Finance plc 99%
            Address:    Lansdowne House, Berkeley Square,
                   London W1X5DH England
08             First Hydro Company [see 4.14]
               Address:  Bala House, St. David's Park
                       Ewloe, Dlwyd, Wales CH5 3XJ
06        Mission Hydro Limited Partnership 69%LP
          Address:      Lansdowne House, Berkeley Square,
               London W1X5DH England
07          First Hydro Holdings Company 99%
            Address:    Lansdowne House, Berkeley Square,
                   London W1X5DH England
08             First Hydro Finance plc 99%
               Address:       Lansdowne House, Berkeley Square,
                        London W1X5DH England
09                 First Hydro Company [see 4.14]
                   Address:  Bala House, St. David's Park
                            Ewloe, Dlwyd, Wales CH5 3XJ
05 Mission Energy Company (UK) Limited (United Kingdom private limited company) 100%
        Address:   Lansdowne House, Berkeley Square,
                   London W1X5DH England
06 Derwent Cogeneration Limited (United Kingdom private limited liability company) (equity) [see 4.15] 33%
          Address:      Lansdowne House, Berkeley Square,
                   London W1X5DH England
06 Edison Mission Energy Limited (formerly Mission Energy Limited) (UK private limited company)
          Address:      Lansdowne House, Berkeley Square,
                   London W1X5DH England
06        Edison Mission Operation & Maintenance Limited (a United
          Kingdom corporation)
          Address:      Lansdowne House, Berkeley Square,
                   London W1X5DH England
06        Mission Energy Services Limited (UK private limited company)
          Address:      Lansdowne House, Berkeley Square,
                   London W1X5DH England
06        Mission Hydro (UK) Limited
          Address:      Lansdowne House, Berkeley Square,
                   London W1X5DH England
07          First Hydro Holdings Company 1%
08             First Hydro Finance plc 1%
09                  First Hydro Company [see 4.14]
07          Mission Hydro Limited Partnership 1%GP
08             First Hydro Holdings Company 99%
09                  First Hydro Finance plc
10                      First Hydro Company [see 4.14]
06 Mission (No. 2) Limited (UK private limited company) (formerly Mowlem Power Ltd.)
          Address:      Lansdowne House, Berkeley Square,
                        London W1X5DH England
06        Pride Hold Limited (United Kingdom corporation) 99%
          Address:      Lansdowne House, Berkeley Square,
                        London W1X5DH England
07          Lakeland Power Ltd. (United Kingdom private limited liability company) [see 4.16] 80%
            Address:    Roosecote Power Station, Barrow-In-Furness,
                        Cumbria, England LA13 OPX
07          Lakeland Power Development Company (UK corporation) 100%
            Address:    Lansdowne House, Berkeley Square,
                        London W1X5DH England
05      Mission Energy Italia s.r.l. 90% Representative Office in Italy
        Address:  Villa Brasini, Via Flaminia 497, 00191 Rome Italy

05      Pride Hold Limited (United Kingdom corporation) 1%
        Address:        Lansdowne House, Berkeley Square,
                        London W1X5DH England
06 Lakeland Power Ltd. (United Kingdom private limited liability company) [see 4.16]
            Address:    Roosecote Power Station, Barrow-In-Furness,
                        Cumbria, England LA13 OPX
06        Lakeland Power Development Company (UK corporation)
          Address:      Lansdowne House, Berkeley Square,
                        London W1X5DH England
05      Traralgon Power Pty. Ltd. (Australian corporation) 50%
        Address:  Southgate Complex, Level 20, Tower East,
                  40 City Road, South Melbourne, Victoria 3205
06        Mission Victoria Partnership (Australian partnership) 46.69%
07          Latrobe Power Partnership (Australian partnership)
08             Loy Yang B Joint Venture (Australian J.V.) [see 4.11]