Form 10-Q
period 1997-03-31
EDISON INTERNATIONAL
filed 1997-05-15
CIK 827052

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549


                                FORM 10-Q

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                March 31, 1997
                                ---------------------------------------

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
Yes  X   No
   -----    -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


          Class                             Outstanding at May 13, 1997
--------------------------                  ---------------------------
Common Stock, no par value                          410,126,374
PAGE

                          EDISON INTERNATIONAL

                                  INDEX


                                                               Page
                                                                No.
                                                               ----
Part I.  Financial Information:

  Item 1.  Consolidated Financial Statements:

     Consolidated Statements of Income--Three
        Months Ended March 31, 1997, and 1996                    2

     Consolidated Balance Sheets--March 31, 1997
        and December 31, 1996                                    3

     Consolidated Statements of Cash Flows--Three Months
        Ended March 31, 1997, and 1996                           5

     Notes to Consolidated Financial Statements                  6

  Item 2.  Management's Discussion and Analysis of Results
             of Operations and Financial Condition              14

Part II.  Other Information:

  Item 1.  Legal Proceedings                                    27

  Item 4.  Submission of Matters to a Vote of Security Holders  32

  Item 6.  Exhibits and Reports on Form 8-K                     32

EDISON INTERNATIONAL

PART I--FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
In thousands, except per-share amounts

                                                       3 Months Ended
                                                          March 31,
                                                -------------------------
                                                    1997          1996
                                                 ----------    ----------
                                                      (Unaudited)

Electric utility revenue                         $1,695,401    $1,760,134
Diversified operations                              305,324       207,520
                                                 ----------    ----------
Total operating revenue                           2,000,725     1,967,654
                                                 ----------    ----------
Fuel                                                200,233       143,178
Purchased power                                     628,674       527,433
Provisions for regulatory adjustment
  clauses -- net                                    (88,173)       97,823
Other operating expenses                            330,270       329,860
Maintenance                                          96,155        84,113
Depreciation and decommissioning                    340,121       264,527
Income taxes                                         96,076       111,477
Property and other taxes                             40,309        59,686
                                                 ----------    ----------
Total operating expenses                          1,643,665     1,618,097
                                                 ----------    ----------
Operating income                                    357,060       349,557
                                                 ----------    ----------
Provision for rate phase-in plan                    (11,309)      (29,078)
Allowance for equity funds used
  during construction                                 2,003         4,402
Interest and dividend income                         15,842        15,327
Minority interest                                   (27,965)      (13,724)
Other nonoperating income -- net                     (2,862)        8,465
                                                 ----------    ----------
Total other income (deductions) -- net              (24,291)      (14,608)
                                                 ----------    ----------
Income before interest and other expenses           332,769       334,949
                                                 ----------    ----------
Interest on long-term debt                          152,425       150,986
Other interest expense                               31,259        23,761
Allowance for borrowed funds used
  during construction                                (2,412)       (2,767)
Capitalized interest                                 (5,177)      (15,998)
Dividends on subsidiary preferred
  securities                                         11,862        11,878
                                                 ----------    ----------
Total interest and other expenses -- net            187,957       167,860
                                                 ----------    ----------
Net income                                       $  144,812    $  167,089
                                                 ==========    ==========
Weighted-average shares of common stock
  outstanding                                       419,665       443,626
Earnings per share                                    $0.35         $0.38
Dividends declared per common share                   $0.25         $0.25



The accompanying notes are an integral part of these financial statements.

EDISON INTERNATIONAL

CONSOLIDATED BALANCE SHEETS
In thousands

                                                March 31,     December 31,
                                                 1997            1996
                                             -------------    -----------
                                              (Unaudited)
ASSETS

Utility plant, at original cost              $20,537,877      $20,400,387
Less -- accumulated provision for
  depreciation and decommissioning             9,687,121        9,431,071
                                             -----------      -----------
                                              10,850,756       10,969,316
Construction work in progress                    525,265          556,645
Nuclear fuel, at amortized cost                  185,411          176,827
                                             -----------      -----------
Total utility plant                           11,561,432       11,702,788
                                             -----------      -----------
Nonutility property -- less
  accumulated provision for
  depreciation of $217,825 and $203,256
  at respective dates                          3,492,640        3,570,237
Nuclear decommissioning trusts                 1,499,836        1,485,525
Investments in partnerships and
  unconsolidated subsidiaries                  1,483,991        1,371,824
Investments in leveraged leases                  587,654          584,515
Other investments                                115,470          103,973
                                             -----------      -----------
Total other property and investments           7,179,591        7,116,074
                                             -----------      -----------

Cash and equivalents                             733,392          896,594
Receivables, including unbilled
  revenue, less allowances of
  $24,677 and $26,230 for uncollectible
  accounts at respective dates                   945,942        1,094,498
Fuel inventory                                    58,626           72,480
Materials and supplies, at average cost          153,458          154,266
Accumulated deferred income taxes -- net         167,699          240,429
Prepayments and other current assets              66,757          113,654
                                             -----------      -----------
Total current assets                           2,125,874        2,571,921
                                             -----------      -----------
Unamortized debt issuance and
  reacquisition expense                          339,654          346,834
Rate phase-in plan                                40,013           50,703
Income tax-related deferred charges            1,691,963        1,741,091
Other deferred charges                         1,007,911        1,029,203
                                             -----------      -----------
Total deferred charges                         3,079,541        3,167,831
                                             -----------      -----------
Total assets                                 $23,946,438      $24,558,614
                                             ===========      ===========









The accompanying notes are an integral part of these financial statements.

EDISON INTERNATIONAL

CONSOLIDATED BALANCE SHEETS
In thousands, except share amounts

                                                 March 31,    December 31,
                                                   1997          1996
                                             -------------    -----------
                                               (Unaudited)

CAPITALIZATION AND LIABILITIES

Common shareholders' equity:
 Common stock (414,681,238 and 424,524,178
   shares outstanding at respective dates)    $ 2,491,241     $ 2,547,403
 Cumulative translation adjustments -- net         36,997          63,898
 Unrealized gain in equity investments -- net      40,625          33,382
 Retained earnings                              3,639,305       3,752,549
                                              -----------     -----------
                                                6,208,168       6,397,232
Preferred securities of subsidiaries:
 Not subject to mandatory redemption              283,755         283,755
 Subject to mandatory redemption                  425,000         425,000
Long-term debt                                  7,246,771       7,474,679
                                              -----------     -----------
Total capitalization                           14,163,694      14,580,666
                                              -----------     -----------
Other long-term liabilities                       452,048         423,925
                                              -----------     -----------
Current portion of long-term debt                 505,047         592,143
Short-term debt                                   438,192         397,098
Accounts payable                                  372,431         437,657
Accrued taxes                                     580,532         530,365
Accrued interest                                  134,488         131,079
Dividends payable                                 106,102         108,563
Regulatory balancing accounts -- net              106,505         181,488
Deferred unbilled revenue and other
 current liabilities                            1,069,931       1,059,240
                                              -----------     -----------
Total current liabilities                       3,313,228       3,437,633
                                              -----------     -----------
Accumulated deferred income
 taxes -- net                                   4,204,855       4,283,219
Accumulated deferred investment
 tax credits                                      366,976         372,377
Customer advances and other
 deferred credits                                 752,946         753,755
                                              -----------     -----------
Total deferred credits                          5,324,777       5,409,351
                                              -----------     -----------
Minority interest                                 692,691         707,039
                                              -----------     -----------
Commitments and contingencies
 (Notes 1 and 2)


Total capitalization and liabilities          $23,946,438     $24,558,614
                                              ===========     ===========







The accompanying notes are an integral part of these financial statements.

EDISON INTERNATIONAL

CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands
                                                      3 Months Ended
                                                         March 31,
                                                ------------------------
                                                    1997         1996
                                                ---------    -----------
                                                      (Unaudited)
Cash flows from operating activities:
Net income                                     $  144,812     $  167,089
Adjustments for non-cash items:
 Depreciation and decommissioning                 340,121        264,527
 Amortization                                      13,580         28,969
 Rate phase-in plan                                10,690         28,345
 Deferred income taxes and investment tax
    credits                                        54,117        (17,494)
 Equity in income from partnerships and
    unconsolidated subsidiaries                   (40,113)       (24,907)
 Other long-term liabilities                       28,123         29,610
 Other -- net                                     (23,775)        (6,432)
Changes in working capital:
 Receivables                                      103,643        105,325
 Regulatory balancing accounts                    (74,983)       101,487
 Fuel inventory, materials and supplies            14,662          3,948
 Prepayments and other current assets              46,897         49,084
 Accrued interest and taxes                        53,882        142,053
 Accounts payable and other current
    liabilities                                   (89,060)      (120,681)
Distributions from partnerships and
  unconsolidated subsidiaries                      20,672         15,302
                                               ----------     ----------
Net cash provided by operating activities         603,268        766,225
                                               ----------     ----------
Cash flows from financing activities:
Long-term debt issued                               5,677      1,048,518
Long-term debt repayments                        (271,567)    (1,027,633)
Common stock issued                                 3,943            653
Common stock repurchases                         (214,492)             -
Nuclear fuel financing -- net                       6,031         (8,437)
Short-term debt financing -- net                   31,415       (100,973)
Dividends paid                                   (112,018)      (110,911)
Other -- net                                        3,324              -
                                               ----------     ----------
Net cash used by financing activities            (547,687)      (198,783)
                                               ----------     ----------
Cash flows from investing activities:
Additions to property and plant                  (158,008)      (232,402)
Funding of nuclear decommissioning trusts         (27,889)       (35,975)
Investments in partnerships and
  unconsolidated subsidiaries                     (14,234)       (96,266)
Unrealized gain in equity investments--net          7,243          3,632
Other -- net                                      (25,895)         9,115
                                               ----------     ----------
Net cash used by investing activities            (218,783)      (351,896)
                                               ----------     ----------
Net increase (decrease) in cash and
  equivalents                                    (163,202)       215,546
Cash and equivalents, beginning of period         896,594        507,151
                                               ----------     ----------
Cash and equivalents, end of period            $  733,392     $  722,697
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

Edison International's significant accounting policies were described in
Note 1 of "Notes to Consolidated Financial Statements" included in its 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Edison International follows the same accounting policies for interim reporting purposes. This quarterly report should be read in conjunction with Edison International's 1996 Annual Report.

A new accounting pronouncement establishes standards for computing and presenting earnings per share. The standard must be implemented for year-end 1997 financial reports and, in some instances, will require restatement of prior-period earnings per share data; earlier application of the standard is not permitted. The standard will not have any effect on reported earnings per share.

Certain prior-period amounts were reclassified to conform to the March 31, 1997, financial statement presentation.

Note 1. Regulatory Matters

California Electric Utility Industry Restructuring

The California Public Utilities Commission's (CPUC) December 1995 decision on restructuring California's electric utility industry started the transition to a new market structure, which is expected to provide competition and customer choice and is scheduled to begin January 1, 1998. Key elements of the CPUC's restructuring decision include: creation of an independent power exchange (PX) and independent system operator (ISO); availability of direct customer access and customer choice; performance-based ratemaking (PBR) for those utility services not subject to competition; voluntary divestiture of at least 50% of utilities' gas-fueled generation, and implementation of a non-bypassable charge to all customers called the competition transition charge (CTC).

In September 1996, the State of California enacted legislation to provide a transition to a competitive market structure. The legislation substantially adopts the CPUC's December 1995 restructuring decision by addressing stranded-cost recovery for utilities, and providing a certain cost-recovery time period for the transition costs associated with utility-owned generation-related assets. Transition costs related to power-purchase contracts would be recovered through the terms of their contracts while most of the remaining transition costs would be recovered through 2001. The legislation also includes provisions to finance a portion of the stranded costs that residential and small commercial customers would have paid between 1998 and 2001, which would allow Southern California Edison Company (SCE), a subsidiary of Edison International, to reduce rates by at least 10% to these customers, beginning January 1, 1998. The financing would occur with securities issued by the California Infrastructure and Economic Development Bank, or an entity approved by the Bank. The legislation includes a rate freeze for all other customers, including large commercial and industrial customers, as well as provisions for continued funding for energy conservation, low-income programs and renewable resources. Despite the rate freeze, SCE expects to be able to recover its revenue requirement based on cost-of-service regulation during the 1998-2001 transition period. In addition, the legislation mandates the implementation of a non-bypassable CTC that provides utilities the opportunity to recover

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

costs made uneconomic by electric utility restructuring. Finally, the legislation contains provisions for the recovery (through 2006) of reasonable employee-related transition costs incurred and projected for retraining, severance, early retirement, outplacement and related expenses for utility workers.

On May 6, 1997, SCE filed an application with the CPUC requesting approval of the issuance of an aggregate amount of up to $3 billion of rate reduction bonds in one or more series or classes and a 10% rate reduction for the period from January 1, 1998, through May 31, 2002. On the same day, SCE filed an application with the California Infrastructure and Economic Development Bank for approval to issue the bonds. Residential and small commercial customers will repay the bonds over the expected 10-year term through non-bypassable charges based on electricity consumption. With the CPUC's decision expected in September 1997, and subject to the prior approval of the Infrastructure Bank, it is anticipated that the rate reduction bonds will be issued in the fourth quarter of 1997.

In April 1996, SCE, Pacific Gas & Electric Company and San Diego Gas & Electric Company filed a proposal with the Federal Energy Regulatory Commission (FERC) regarding the creation of the PX and the ISO. In November 1996, the FERC conditionally accepted the proposal and directed the three utilities to file more specific information which was filed on March 31, 1997. In July 1996, the three utilities jointly filed an application with the CPUC requesting approval to establish a restructuring trust which would obtain loans up to $250 million for the development of the ISO and PX through January 1, 1998. The loans would be backed by utility guarantees; SCE's share would be 45%. The ISO and PX will repay the trust's loans and recover funds from future ISO and PX customers. In August 1996, the CPUC issued an interim order establishing the restructuring trust and the funding level of $250 million which will be used to build the hardware and software systems for the ISO and PX.

On May 6, 1997, the CPUC issued a decision describing how all California investor-owned utility customers will be able to choose who will provide them with electric generation service. Beginning January 1, 1998, customers will be able to choose to purchase power from the PX through SCE, or choose direct access, which means the customer can contract directly with either independent power producers or retail electric service providers such as power brokers, marketers and aggregators. Additionally, all investor-owned utility customers must pay the CTC whether or not they choose to buy power through SCE. Electric utilities will continue to provide the core distribution service of delivering energy through its distribution system regardless of a customer's choice of electricity supplier. The CPUC will continue to regulate the prices and service obligations related to distribution services. If the new competitive market cannot accommodate the volume of direct access transactions, the CPUC could implement a contingency plan. However, the CPUC believes it is likely that interest in and migration to direct access will be gradual.

A second decision issued by the CPUC on May 6, 1997, introduces customer choice to metering, billing and related services (referred to as revenue cycle services) that are now provided by California's investor-owned utilities. Under this revenue cycle services "unbundling" decision, beginning in January 1998, customers may choose to have either SCE or their electric generation service provider render consolidated (energy and distribution) bills, or they may choose to have separate billings from
each service provider.   In addition, beginning in January 1998, customers
with maximum demand above 20 kW (primarily industrial and large commercial) can choose SCE or any other supplier to provide their metering service. All other customers will have this option beginning in January 1999. In determining whether any credit should be provided by the utility

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to firms providing customers with revenue cycle services, and the amount of any such credit, the CPUC has indicated that it is appropriate to "net" the cost incurred by the utility and the cost avoided by the utility as a result of such services being provided by the other firm rather than by the utility.

The unbundling of revenue cycle services is likely to expose SCE to the loss of revenue, higher stranded costs and a reduction in revenue security. SCE is reviewing the potential effect of these decisions on its results of operations and financial condition.

In July 1996, SCE filed a PBR proposal for its hydroelectric plants and a proposed structure for performance-based local reliability contracts for certain fossil-fueled plants. If approved, the hydro PBR would be in effect for three years and the initial terms of the local reliability contracts, which are subject to FERC approval, would be in effect for up to three years, both beginning January 1, 1998. A final CPUC decision on hydro PBR is expected by year-end 1997. In September 1996, the CPUC adopted a non-generation transmission and distribution (T&D) PBR mechanism for SCE which began on January 1, 1997. According to the CPUC decision, beginning in 1998, the transmission portion is to be separated from non-generation PBR and subject to ratemaking under the rules of the FERC. The distribution-only PBR will extend through December 2001. Key elements of the non-generation PBR include: T&D rates indexed for inflation based on the Consumer Price Index less a productivity factor; elimination of the kilowatt-hour sales adjustment; adjustments for cost changes that are not within SCE's control; a cost of capital trigger mechanism based on changes in a bond index; standards for service reliability and safety; and a net revenue-sharing mechanism that determines how customers and shareholders will share gains and losses from T&D operations.

In November 1996, SCE filed an application with the CPUC to voluntarily divest, by auction, all of its oil- and gas-fueled generation assets.
This application builds on SCE's March 1996 plan which outlined how SCE proposed to divest 50% of these assets. Under the new proposal, SCE would continue to operate and maintain the divested power plants for at least two years following their sale, as mandated by the recent restructuring legislation. In addition, SCE would offer workforce transition programs to those employees who may be impacted by divestiture-related job reductions. SCE's proposal is contingent on the overall electric industry restructuring implementation process continuing on a satisfactory path. CPUC approval of the oil- and gas-fueled generation divestiture was requested for late 1997.

In December 1996, SCE filed a more comprehensive plan (elaborating on its July 1996 filing related to the conceptual aspects of separating costs as requested by CPUC and FERC directives) for the functional unbundling of its rates for electric service, beginning on January 1, 1998. In response to CPUC and FERC orders, as well as the new restructuring legislation, this filing addressed the implementation-level detail for the functional unbundling of rates in separate charges for energy, transmission, distribution, the CTC, public benefit programs and nuclear decommissioning. Hearings on SCE's rate unbundling plan were concluded in April 1997. A final decision on this matter is expected in the third quarter of 1997.

Recovery of costs to transition to a competitive market would be implemented through a non-bypassable CTC. This charge would apply to all customers who were using or began using utility services on or after the December 20, 1995, decision date. In August 1996, in compliance with the CPUC's restructuring decision, SCE filed its application to estimate its 1998 transition costs. In October 1996, SCE amended its transition cost filing to reflect the effects of the legislation enacted in September

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1996. Under the rate freeze codified in the legislation, the CTC will be determined residually (i.e., after subtracting other cost components for the PX, T&D, nuclear decommissioning and public benefit programs). Nevertheless, the CPUC directed that the amended application provide estimates of SCE's potential transition costs from 1998 through 2030. SCE provided two estimates between approximately $13.1 billion (1998 net present value), assuming the fossil plants have a market value equal to their net book value, and $13.8 billion (1998 net present value), assuming the fossil plants have no market value. These estimates are based on incurred costs, and forecasts of future costs and assumed market prices. However, changes in the assumed market prices could materially affect these estimates. The potential transition costs are comprised of: $7.5 billion from SCE's qualifying facility contracts, which are the direct result of legislative and regulatory mandates; and $5.6 billion to $6.3 billion from costs pertaining to certain generating plants and regulatory commitments consisting of costs incurred (whose recovery has been deferred by the CPUC) to provide service to customers. Such commitments include the recovery of income tax benefits previously flowed-through to customers, postretirement benefit transition costs, accelerated recovery of San Onofre and Palo Verde and certain other costs. On February 14, 1997, SCE submitted an update to the CTC filing to reflect approval by the CPUC of settlements regarding ratemaking for SCE's share of Palo Verde and the buyout of a power purchase agreement, as well as other minor data updates. No substantive changes in the total CTC estimates were included. Hearings on various phases of this issue began in December 1996 and will continue throughout 1997. A decision is expected before January 1, 1998.

If the CPUC's restructuring is implemented as outlined, SCE would be allowed to recover its CTC (subject to a lower return on equity) and believes it should be allowed to continue to apply accounting standards that recognize the economic effects of rate regulation for its generation-related assets during the 1998-2001 transition period. However, in response to a request by the staff of the Securities and Exchange Commission (SEC), in December 1996, SCE submitted its views on the continued applicability of regulatory accounting standards for its generation-related assets. In its submittal, SCE and its independent accountants jointly concluded that, based on their current analysis, SCE will continue to meet the criteria for applying these accounting standards through the 1998-2001 transition period. In its February 1997 response, the SEC staff expressed continuing concern with SCE's conclusion and indicated that they wanted to meet further with SCE and the other major California electric utilities to resolve this matter. SCE and the other major California electric utilities met with the SEC in March 1997. Subsequently, the SEC asked a series of questions to be answered by each of California's major electric utilities. SCE responded to the SEC's questions in early April 1997. The authority to require SCE to discontinue applying regulatory accounting standards rests with the SEC, although matters such as this can be referred to the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) for resolution. On April 28, 1997, this regulatory accounting matter was added to the EITF's agenda for discussion at its May 21-22, 1997 meeting. If the EITF is able to reach a consensus on this matter, SCE will be required to follow the EITF's guidance. If SCE is required to discontinue the application of these regulatory accounting standards for its generation-related assets, and the EITF does not change the current requirements of these standards, SCE would have to write off generation-related regulatory assets, which at March 31, 1997, totaled approximately $500 million on an after-tax basis, primarily for the recovery of income tax benefits previously flowed-through to customers, purchased-power agreement termination payments, unamortized loss on reacquired debt and the Palo Verde phase-in plan.

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

FERC Restructuring Decision

In April 1996, the FERC issued its decision on stranded cost recovery and open access transmission, effective July 1996. The decision, reaffirmed in a March 1997 FERC order, requires all electric utilities subject to the FERC's jurisdiction to file transmission tariffs which provide competitors with increased access to transmission facilities for wholesale transactions and also establishes information requirements for the transmission utility. The decision also provides utilities with the recovery of stranded costs, which are prior-service costs incurred under the current regulatory framework. In addition to providing recovery of stranded costs associated with existing wholesale customers, the FERC directed that it would have primary jurisdiction over the recovery of stranded costs associated with retail-turned-wholesale customers, such as the formation of a new municipal electric system. Retail stranded costs resulting from a state-authorized retail direct-access program are the responsibility of the states and the FERC would only address recovery of these costs if the state has no authority to do so. In compliance with the April 1996 FERC decision, SCE filed a revised open access tariff with the FERC in July 1996. The tariff became effective on an interim basis, subject to refund, as of its filing date. The FERC accepted SCE's compliance filing in February 1997. SCE will revise its tariff to reflect the few revisions set forth in the FERC's March 1997 order.

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Canadian Gas Contracts

In May 1994, SCE filed its testimony in the non-Qualifying Facilities phase of the 1994 Energy Cost Adjustment Clause proceeding. In May 1995, the CPUC's Office of Ratepayer Advocates (ORA) filed its report on the reasonableness of SCE's gas supply costs for both the 1993 and 1994 record periods. The report recommends a disallowance of $13 million for excessive costs incurred from November 1993 through March 1994 associated with SCE's Canadian gas purchase and supply contracts. The report requests that the CPUC defer finding SCE's Canadian supply and transportation agreements reasonable for the duration of their terms and that the costs under these contracts be reviewed on a yearly basis. In October 1996, the ORA issued its report for the 1995 record period recommending a $38 million disallowance for excessive costs incurred from April 1994 through March 1995. Both proposed disallowances have been consolidated into one proceeding. SCE and the ORA have filed several rounds of testimony on this issue. Hearings began in January 1997 and concluded in February 1997. A decision is expected in late 1997.

Note 2.  Contingencies

In addition to the matters disclosed in these notes, Edison International is involved in legal, tax and regulatory proceedings before various courts and governmental agencies regarding matters arising in the ordinary course of business. Edison International believes the outcome of these proceedings will not materially affect its results of operations or liquidity.

Brooklyn Navy Yard Project

Edison Mission Energy (EME), a subsidiary of Edison International, owns, through a wholly owned subsidiary, 50% of the Brooklyn Navy Yard project; however, it is initially funding all of the required equity and debt ($492 million) for the project and has provided a guarantee as a condition of obtaining financing for the project.

In February 1997, the contractor asserted general monetary claims under the turnkey agreement against Brooklyn Navy Yard Cogeneration Partners, L.P. (BNY) and has served a Complaint filed in California State Court for damages in the amount of $137 million against BNY. In addition to defending this action, BNY has filed an action against the contractor in New York State Court asserting general monetary claims in excess of $13 million under the turnkey agreement. EME believes that the outcome of this litigation will not materially affect its results of operations or financial position.

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

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

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

Edison International's recorded estimated minimum liability to remediate its 55 identified sites (54 at SCE and 1 at EME) was $112 million at March 31, 1997. The ultimate costs to clean up Edison International's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. Edison International believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $211 million. The upper limit of this range of costs was estimated using assumptions least favorable to Edison International among a range of reasonably possible outcomes.

The CPUC allows SCE to recover environmental-cleanup costs at 35 of its sites, representing $96 million of Edison International's recorded liability, through an incentive mechanism (SCE may request to include additional sites). Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs from insurance carriers and other third parties. SCE has successfully settled insurance claims with all responsible carriers. Costs incurred at SCE's remaining sites are expected to be recovered through customer rates. SCE has recorded a regulatory asset of $101 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

Edison International's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination and the extent, if any, that Edison International may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can now be made for these sites.

Edison International expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $4 million to $10 million.

Based on currently available information, Edison International believes it is unlikely that it will incur amounts in excess of the upper limit of the estimated range and, based upon the CPUC's regulatory treatment of environmental-cleanup costs, Edison International believes that costs ultimately recorded will not materially affect its results of operations or financial position. There can be no assurance, however, that future developments, including additional information about existing sites or the identification of new sites, will not require material revisions to such estimates.

Nuclear Insurance

Federal law limits public liability claims from a nuclear incident to $8.9 billion. SCE and other owners of San Onofre and Palo Verde have purchased the maximum private primary insurance available ($200 million). The balance is covered by the industry's retrospective rating plan that uses deferred premium charges to every reactor licensee if a nuclear incident

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

RESULTS OF OPERATIONS

First Quarter 1997 vs. First Quarter 1996

Earnings

Edison International's earnings per share were 35 cents for the first quarter of 1997, compared to 38 cents for the first quarter of 1996. Southern California Edison Company's (SCE) earnings were 27 cents per share, compared to 31 cents for the first quarter of 1996. The decline of SCE's earnings is primarily due to a revised ratemaking plan for SCE's nuclear units (see Regulatory Matters) and a scheduled refueling outage at San Onofre Nuclear Generating Station Unit 2 during the entire first quarter (see San Onofre
Steam Generator Tubes). This decrease was partially offset by improved overall operating performance, including a strong performance at San
Onofre Unit 3.  Edison Mission Energy's (EME), Edison Capital's and
Mission Land Company's earnings per share were 10 cents, up 3 cents from the same period in 1996. The increase is primarily due to higher earnings from EME's foreign projects, particularly First Hydro, which benefited from higher energy prices and increased utilization. The parent company and new subsidiaries had expenses of 2 cents per share, up 2 cents from the same period last year, due to start-up costs at the new subsidiaries. Edison International's earnings per share decline was partially offset by a 2 cents increase from the effects of the ongoing share repurchase program.

Operating Revenue

Electric utility revenue decreased 4%, as increased sales volume was more than offset by lower average rates. Average retail rates were approximately 5% lower during the first quarter of 1997, compared with same period for the prior year. The lower rates are attributable to the continuing effects of the California Public Utilities Commission's (CPUC) decision effective April 1996 which lowered SCE's 1996 authorized revenue by $338 million, or 4.4%. Rates in 1997 are unchanged from April 1996. Over 98% of SCE's electric utility revenue is from retail sales. Retail rates are regulated by the CPUC and wholesale rates are regulated by the Federal Energy Regulatory Commission (FERC).

In March 1995, SCE announced a five-year goal to reduce system average rates by 25% on an inflation-adjusted basis (from 10.7 cents per kilowatt-hour to below 10 cents per kilowatt-hour). In February 1996, the CPUC approved a system-wide rate reduction which lowered the average price per kilowatt-hour from 10.7 cents to 10.1 cents, effective June 1996. Legislation enacted in September 1996 provides, among other things, at least a 10% rate reduction for residential and small commercial customers beginning in 1998 (see Competitive Environment).

Revenue from diversified operations increased substantially due to additional revenue associated with the start-up of EME's Loy Yang B Unit 2 and Kwinana projects. These projects began commercial operations during the fourth quarter of 1996. There was no comparable revenue from these projects in the first quarter of 1996. In addition, higher pool prices and increased utilization contributed to increased revenue at EME's First Hydro project. On March 31, 1997, EME announced that it has entered into agreements with the State Electricity Commission of Victoria to acquire the remaining 49% interest of the Loy Yang B power plant near Melbourne, Australia. This acquisition was completed in May 1997. EME is now the sole owner of Loy Yang B which consists of two coal-fired 500 megawatt units and generates approximately 18% of the State of Victoria's electricity.

Operating Expenses

Fuel expense increased 40% due to higher gas prices and changes in the fuel mix. A scheduled refueling outage at San Onofre Unit 2 resulted in higher gas-powered generation. There was no comparable outage in 1996. Fuel expense also increased at EME due to the start-up of the Loy Yang B Unit 2 and Kwinana projects in the fourth quarter 1996 and higher costs for pumping fuel due to increased generation at the First Hydro project during the first quarter.

Purchased-power expense increased 19%, due to an increase in power purchased under federally mandated contracts. SCE is required under federal law to purchase power from certain nonutility generators even though energy prices under these contracts are generally higher than other sources. For the twelve months ended March 31, 1997, SCE paid about $1.7 billion (including energy and capacity payments) more for these power purchases than the cost of power available from other sources. The CPUC has mandated the prices for these contracts.

Provisions for regulatory adjustment clauses decreased substantially due to actual energy costs exceeding CPUC-authorized fuel and purchased-power cost estimates and undercollections resulting from the accelerated recovery of SCE's remaining investment in San Onofre Units 2 and 3. These undercollections were partially offset by overcollections associated with actual base-rate revenue from kilowatt-hour sales exceeding CPUC-authorized amounts and incentive pricing associated with operating efficiencies at San Onofre Units 2 and 3.

Maintenance expense increased 14%, primarily due to the San Onofre Unit 2 scheduled refueling outage for the entire first quarter. There was no comparable outage for the same period in 1996. Maintenance expense also increased at EME due to the commercial start-up of the Loy Yang B Unit 2 and Kwinana projects during the fourth quarter of 1996. There were no comparable maintenance costs associated with these projects during the same period in 1996.

Depreciation and decommissioning expense increased 29% due to higher depreciation rates and the accelerated recovery of San Onofre Units 2 and 3 effective April 1996 and of the Palo Verde Nuclear Generating Station units effective January 1997. Depreciation and decommissioning expense increased at EME due to the start-up of Loy Yang B Unit 2, which began commercial operation in October 1996.

Income taxes decreased 14% due to a decrease in pre-tax income.

Property and other taxes decreased 32% due to lower property taxes and lower payroll taxes related to workforce reductions after SCE's voluntary retirement programs in 1996.

The provision for rate phase-in plan reflects a CPUC-authorized, 10-year rate phase-in plan, which deferred the collection of revenue during the
first  four  years of  operation  for the Palo Verde units.   The deferred
revenue (including interest) is being collected evenly over the final six years of each unit's plan. The plan ended in February 1996 and September 1996 for Units 1 and 2, respectively. The plan ends in January 1998 for Unit 3. The provision is a non-cash offset to the collection of deferred revenue.

Minority interest increased substantially, primarily from EME's Loy Yang B Unit 2 project, which began commercial operation in the fourth quarter of 1996.

Other nonoperating income decreased, primarily due to increased costs resulting from the effect of a rise in Edison International's stock price on SCE's stock option plan and additional accruals at SCE for regulatory matters.

Interest and Other Expenses

Other interest expense increased substantially, due to an increase in interest related to balancing account overcollections.

Capitalized interest decreased, primarily due to the completion of EME's Loy Yang B Unit 2 and other projects in the fourth quarter of 1996.

FINANCIAL CONDITION

Edison International's liquidity is primarily affected by debt maturities, dividend payments, capital expenditures and investments in partnerships and unconsolidated subsidiaries. Capital resources include cash from operations and external financings.

Edison International's board of directors has authorized the repurchase of up to $800 million of its common stock. Edison International has repurchased 38.6 million shares ($739 million) through May 5, 1997, funded by dividends from its subsidiaries and its lines of credit.

For the first quarter of 1997, Edison International's cash flow coverage of dividends decreased to 5.4 times from 6.9 times for the same period in 1996, as a result of the ongoing share repurchase program. Edison International's dividend payout ratio for the twelve-month period ended March 31, 1997, was 62%.

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $603 million in the first quarter of 1997, compared to $766 million in the first quarter of 1996. Cash from operations exceeded capital requirements for both periods presented.

Cash Flows from Financing Activities

At March 31, 1997, Edison International and its subsidiaries had $1.9 billion of borrowing capacity available under lines of credit totaling $2.2 billion. SCE had available lines of credit of $1.1 billion, with $600 million for short-term debt and $500 million for the long-term refinancing of its variable-rate pollution-control bonds. The parent company had a $450 million line of credit with $165 million of borrowing capacity available. The nonutility companies had available lines of credit of $700 million, with $600 million of borrowing capacity available to finance general cash requirements. Edison International's unsecured lines of credit are at negotiated or bank index rates with various expiration dates; the majority have five-year terms.

SCE's short-term debt is used to finance fuel inventories, balancing account undercollections and general cash requirements. EME uses short-term debt and available credit lines mainly for construction projects until long-term construction or project loans are secured. Long-term debt is used mainly to finance capital expenditures. SCE's external financings are influenced by market conditions and other factors, including limitations imposed by its articles of incorporation and trust indenture. As of March 31, 1997, SCE could issue approximately $7.9 billion of additional first and refunding mortgage bonds and $4.5 billion of preferred stock at current interest and dividend rates.

EME owns, through a wholly-owned subsidiary, 50% of the Brooklyn Navy Yard project; but funded all of the required equity during construction and will be required to fund the remaining costs of the project facility until the close of nonrecourse financing. The estimated total cost is $492 million, of which $450 million had been spent through March 31, 1997. In December 1995, a tax-exempt bond financing for the project in the amount of $254 million was obtained through the New York City Industrial Development Agency (NYCIDA). EME has guaranteed the obligations of the project pursuant to the financing, as well as an indemnity agreement on behalf of NYCIDA in the amount of $40 million.

In February 1997, the contractor asserted general monetary claims under the turnkey agreement against Brooklyn Navy Yard Cogeneration Partners, L.P. (BNY) and has served a Complaint filed in California State Court for damages in the amount of $137 million against BNY. In addition to defending this action, BNY has filed an action against the contractor in New York State Court asserting general monetary claims in excess of $13 million under the turnkey agreement. EME believes that the outcome of this litigation will not materially affect its results of operations or financial position.

EME has firm commitments to make equity and other contributions to its projects of $353 million, primarily for the Paiton project in Indonesia and the ISAB project in Italy. EME also has contingent obligations to make additional contributions of $463 million, primarily for the guarantee to secure payment of the bonds issued pursuant to the $254 million tax-exempt financing for the Brooklyn Navy Yard project and equity support guarantees related to Paiton.

In April 1997, EME completed financing and commenced construction of the Doga Enerji Cogeneration Project, a 180 megawatt gas-powered power plant near Istanbul, Turkey. EME will own 80% of this project. In connection with the financing, EME has guaranteed equity contributions and subordinated debt totaling $58 million. Commercial operation is scheduled for late 1998.

EME may incur additional obligations to make equity and other contributions to projects in the future. EME believes it will have sufficient liquidity to meet these equity requirements from cash provided by operating activities, proceeds from the repayment of loans to energy projects, funds available from EME's revolving line of credit and additional corporate borrowings.

California law prohibits SCE from incurring or guaranteeing debt for its nonutility affiliates. Additionally, the CPUC regulates SCE's capital structure, limiting the dividends it may pay Edison International. At March 31, 1997, SCE had the capacity to pay $285 million in additional dividends and continue to maintain its authorized capital structure. These restrictions are not expected to affect Edison International's ability to meet its cash obligations.

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

Cash used for the nonutility subsidiaries' investing activities was $30 million for the three-month period ended March 31, 1997, compared to $128 million for the same period in 1996.

Edison International's risk management policy allows the use of derivative financial instruments to mitigate risk. Changes in interest rates, electricity pool pricing in the United Kingdom and fluctuations in foreign currency exchange rates can have a significant impact on EME's results of
operations.   EME   attempts  to   mitigate  the  risk  of  interest  rate
fluctuations by arranging for fixed rate or variable rate financing with interest rate swaps or other hedging mechanisms for the majority of its project financings. As a result of interest rate hedging mechanisms, interest expense increased $3 million in the first quarter of 1997 and $2
million in the first quarter of 1996.   The maturity dates of several of
EME's interest rate swap agreements do not correspond to the term of the underlying debt. EME does not believe that interest rate fluctuations will have a material adverse effect on its results of operations or financial position.

Projects in the United Kingdom sell their electrical energy and capacity through a centralized electricity pool, which establishes a half-hourly clearing price for electric energy and capacity. The pool price is extremely volatile, and can vary by a factor of ten or more over the course of a few hours due to large differentials in demand according to the time of day. First Hydro mitigates a portion of the market risk of the pool by entering into contracts for differences (electricity rate swap agreements), related to either the selling or purchase price of power, whereby a contract specifies a price at which the electricity will be traded, and the parties to the agreements make payments, calculated based on the difference between the price in the contract and the half hourly clearing price for the element of power under contract. These contracts act as a means of stabilizing production revenue or purchasing costs by removing an element of First Hydro's net exposure to pool price volatility. First Hydro's electric revenue increased by $15 million in the first quarter of 1997, compared to a decrease of $4 million in the corresponding period of the prior year, as a result of electricity rate swap agreements.

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

Projected Capital Requirements

Edison International's projected capital requirements for the next five twelve-month periods following March 31, 1997, are: 1997--$861 million;

1998--$881 million; 1999--$756 million; 2000--$730 million; and 2001--$711 million.

Long-term debt maturities and sinking fund requirements for the five twelve-month period following March 31, 1997, are: 1998--$573 million; 1999--$544 million; 2000--$664 million; 2001--$279 million; and 2002--$401 million.

REGULATORY MATTERS

SCE's 1997 CPUC-authorized rates are unchanged from 1996 levels due to recently enacted legislation which requires that system average rates remain frozen at the June 10, 1996, level of 10.1 cents per kilowatt-hour (see discussion in Competitive Environment).

The CPUC's 1997 cost-of-capital decision authorized SCE's common equity ratio to remain at 48%. SCE's return on common equity also remains at 11.6%. SCE's return on rate base was lowered from 9.55% to 9.49%. This decision, excluding the effects of other rate actions, would reduce 1997 earnings by approximately 1 cent per share.

The CPUC has authorized revised rate-making plans for SCE's nuclear facilities, which calls for the accelerated recovery of its nuclear investments in exchange for a lower authorized rate of return. SCE's nuclear assets are now earning an annual rate of return of 7.35%, compared to the current 9.49% for other assets. In addition, the San Onofre plan authorizes a fixed rate of approximately 4 cents per kilowatt-hour generated for incremental operating costs, including incremental capital costs, and nuclear fuel and nuclear fuel financing costs. The San Onofre plan commenced in April 1996, and ends in December 2001 for accelerated recovery portion and in December 2003 for the incremental pricing portion. Palo Verde's incremental operating costs, including incremental capital costs, and nuclear fuel and nuclear fuel financing costs, are subject to balancing account treatment. The Palo Verde plan commenced in January
1997 and ends in December 2001.

In May 1994, SCE filed its testimony in the non-Qualifying Facilities phase of the 1994 Energy Cost Adjustment Clause proceeding. In May 1995, the CPUC's Office of Ratepayer Advocates (ORA) filed its report on the reasonableness of SCE's gas supply costs for both the 1993 and 1994 record periods. The report recommends a disallowance of $13 million for excessive costs incurred from November 1993 through March 1994 associated with SCE's Canadian gas purchase and supply contracts. The report requests that the CPUC defer finding SCE's Canadian supply and transportation agreements reasonable for the duration of their terms and that the costs under these contracts be reviewed on a yearly basis. In October 1996, the ORA issued its report for the 1995 record period recommending a $38 million disallowance for excessive costs incurred from April 1994 through March 1995. Both proposed disallowances have been consolidated into one proceeding. SCE and the ORA have filed several rounds of testimony on this issue. Hearings concluded in February 1997.
A decision is expected in late 1997.

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

California Electric Utility Industry Restructuring

The CPUC's December 1995 decision on restructuring California's electric utility industry started the transition to a new market structure, which is expected to provide competition and customer choice and is scheduled to begin January 1, 1998. Key elements of the CPUC's restructuring decision include: creation of an independent power exchange (PX) and independent system operator (ISO); availability of direct customer access and customer choice; performance-based ratemaking (PBR) for those utility services not subject to competition; voluntary divestiture of at least 50% of utilities' gas-fueled generation, and implementation of a non-bypassable charge to all customers called the competition transition charge (CTC).

In September 1996, the State of California enacted legislation to provide a transition to a competitive market structure. The legislation substantially adopts the CPUC's December 1995 restructuring decision by addressing stranded-cost recovery for utilities, and providing a certain cost-recovery time period for the transition costs associated with utility-owned generation-related assets. Transition costs related to power-purchase contracts would be recovered through the terms of their contracts while most of the remaining transition costs would be recovered through 2001. The legislation also includes provisions to finance a portion of the stranded costs that residential and small commercial customers would have paid between 1998 and 2001, which would allow Southern California Edison Company (SCE), a subsidiary of Edison International, to reduce rates by at least 10% to these customers, beginning January 1, 1998. The financing would occur with securities issued by the California Infrastructure and Economic Development Bank, or an entity approved by the Bank. The legislation includes a rate freeze for all other customers, including large commercial and industrial customers, as well as provisions for continued funding for energy conservation, low-income programs and renewable resources. Despite the rate freeze, SCE expects to be able to recover its revenue requirement based on cost-of-service regulation during the 1998-2001 transition period. In addition, the legislation mandates the implementation of a non-bypassable CTC that provides utilities the opportunity to recover costs made uneconomic by electric utility restructuring. Finally, the legislation contains provisions for the recovery (through 2006) of reasonable employee-related transition costs incurred and projected for retraining, severance, early retirement, outplacement and related expenses for utility workers.

On May 6, 1997, SCE filed an application with the CPUC requesting approval of the issuance of an aggregate amount of up to $3 billion of rate reduction bonds in one or more series or classes and a 10% rate reduction for the period from January 1, 1998, through May 31, 2002. On the same day, SCE filed an application with the California Infrastructure and Economic Development Bank for approval to issue the bonds. Residential and small commercial customers will repay the bonds over the expected 10-year term through non-bypassable charges based on electricity consumption. With the CPUC's decision expected in September 1997, and subject to the prior approval of the Infrastructure Bank, it is anticipated that the rate reduction bonds will be issued in the fourth quarter of 1997.

In April 1996, SCE, Pacific Gas & Electric Company and San Diego Gas & Electric Company filed a proposal with the Federal Energy Regulatory Commission (FERC) regarding the creation of the PX and the ISO. In November 1996, the FERC conditionally accepted the proposal and directed the three utilities to file more specific information which was filed on March 31, 1997. In July 1996, the three utilities jointly filed an application with the CPUC requesting approval to establish a restructuring trust which would obtain loans up to $250 million for the development of the ISO and PX through January 1, 1998. The loans would be backed by utility guarantees; SCE's share would be 45%. The ISO and PX will repay the trust's loans and recover funds from future ISO and PX customers. In August 1996, the CPUC issued an interim order establishing the restructuring trust and the funding level of $250 million which will be used to build the hardware and software systems for the ISO and PX.

On May 6, 1997, the CPUC issued a decision describing how all California investor-owned utility customers will be able to choose who will provide them with electric generation service. Beginning January 1, 1998, customers will be able to choose to purchase power from the PX through SCE, or choose direct access, which means the customer can contract directly with either independent power producers or retail electric service providers such as power brokers, marketers and aggregators. Additionally, all investor-owned utility customers must pay the CTC whether or not they choose to buy power through SCE. Electric utilities will continue to provide the core distribution service of delivering energy through its distribution system regardless of a customer's choice of electricity supplier. The CPUC will continue to regulate the prices and service obligations related to distribution services. If the new competitive market cannot accommodate the volume of direct access transactions, the CPUC could implement a contingency plan. However, the CPUC believes it is likely that interest in and migration to direct access will be gradual.

A second decision issued by the CPUC on May 6, 1997, introduces customer choice to metering, billing and related services (referred to as revenue cycle services) that are now provided by California's investor-owned utilities. Under this revenue cycle services "unbundling" decision, beginning in January 1998, customers may choose to have either SCE or their electric generation service provider render consolidated (energy and distribution) bills, or they may choose to have separate billings from
each service provider.   In addition, beginning in January 1998, customers
with maximum demand above 20 kW (primarily industrial and large commercial) can choose SCE or any other supplier to provide their metering service. All other customers will have this option beginning in January 1999. In determining whether any credit should be provided by the utility to firms providing customers with revenue cycle services, and the amount of any such credit, the CPUC has indicated that it is appropriate to "net" the cost incurred by the utility and the cost avoided by the utility as a result of such services being provided by the other firm rather than by the utility.

The unbundling of revenue cycle services is likely to expose SCE to the loss of revenue, higher stranded costs and a reduction in revenue security. SCE is reviewing the potential effect of these decisions on its results of operations and financial condition.

In July 1996, SCE filed a PBR proposal for its hydroelectric plants and a proposed structure for performance-based local reliability contracts for certain fossil-fueled plants. If approved, the hydro PBR would be in effect for three years and the initial terms of the local reliability contracts, which are subject to FERC approval, would be in effect for up to three years, both beginning January 1, 1998. A final CPUC decision on hydro PBR is expected by year-end 1997. In September 1996, the CPUC adopted a non-generation transmission and distribution (T&D) PBR mechanism for SCE which began on January 1, 1997. According to the CPUC decision, beginning in 1998, the transmission portion is to be separated from non-generation PBR and subject to ratemaking under the rules of the FERC. The distribution-only PBR will extend through December 2001. Key elements of the non-generation PBR include: T&D rates indexed for inflation based on the Consumer Price Index less a productivity factor; elimination of the kilowatt-hour sales adjustment; adjustments for cost changes that are not within SCE's control; a cost of capital trigger mechanism based on changes in a bond index; standards for service reliability and safety; and a net revenue-sharing mechanism that determines how customers and shareholders will share gains and losses from T&D operations.

In November 1996, SCE filed an application with the CPUC to voluntarily divest, by auction, all of its oil- and gas-fueled generation assets.
This application builds on SCE's March 1996 plan which outlined how SCE proposed to divest 50% of these assets. Under the new proposal, SCE would continue to operate and maintain the divested power plants for at least two years following their sale, as mandated by the recent restructuring legislation. In addition, SCE would offer workforce transition programs to those employees who may be impacted by divestiture-related job reductions. SCE's proposal is contingent on the overall electric industry restructuring implementation process continuing on a satisfactory path. CPUC approval of the oil- and gas-fueled generation divestiture was requested for late 1997.

In December 1996, SCE filed a more comprehensive plan (elaborating on its July 1996 filing related to the conceptual aspects of separating costs as requested by CPUC and FERC directives) for the functional unbundling of its rates for electric service, beginning on January 1, 1998. In response to CPUC and FERC orders, as well as the new restructuring legislation, this filing addressed the implementation-level detail for the functional unbundling of rates in separate charges for energy, transmission, distribution, the CTC, public benefit programs and nuclear decommissioning. Hearings on SCE's rate unbundling plan were concluded in April 1997. A final decision on this matter is expected in the third quarter of 1997.

Recovery of costs to transition to a competitive market would be implemented through a non-bypassable CTC. This charge would apply to all customers who were using or began using utility services on or after the December 20, 1995, decision date. In August 1996, in compliance with the CPUC's restructuring decision, SCE filed its application to estimate its 1998 transition costs. In October 1996, SCE amended its transition cost filing to reflect the effects of the legislation enacted in September 1996. Under the rate freeze codified in the legislation, the CTC will be determined residually (i.e., after subtracting other cost components for the PX, T&D, nuclear decommissioning and public benefit programs). Nevertheless, the CPUC directed that the amended application provide estimates of SCE's potential transition costs from 1998 through 2030. SCE provided two estimates between approximately $13.1 billion (1998 net present value), assuming the fossil plants have a market value equal to their net book value, and $13.8 billion (1998 net present value), assuming the fossil plants have no market value. These estimates are based on incurred costs, and forecasts of future costs and assumed market prices. However, changes in the assumed market prices could materially affect these estimates. The potential transition costs are comprised of: $7.5 billion from SCE's qualifying facility contracts, which are the direct result of legislative and regulatory mandates; and $5.6 billion to $6.3 billion from costs pertaining to certain generating plants and regulatory commitments consisting of costs incurred (whose recovery has been deferred by the CPUC) to provide service to customers. Such commitments include the recovery of income tax benefits previously flowed-through to customers, postretirement benefit transition costs, accelerated recovery of San Onofre and Palo Verde and certain other costs. On February 14, 1997, SCE submitted an update to the CTC filing to reflect approval by the CPUC of settlements regarding ratemaking for SCE's share of Palo Verde and the buyout of a power purchase agreement, as well as other minor data updates. No substantive changes in the total CTC estimates were included. Hearings on various phases of this issue began in December 1996 and will continue throughout 1997. A decision is expected before January 1, 1998.

If the CPUC's restructuring is implemented as outlined, SCE would be allowed to recover its CTC (subject to a lower return on equity) and believes it should be allowed to continue to apply accounting standards that recognize the economic effects of rate regulation for its generation-related assets during the 1998-2001 transition period. However, in response to a request by the staff of the Securities and Exchange Commission (SEC), in December 1996, SCE submitted its views on the continued applicability of regulatory accounting standards for its generation-related assets. In its submittal, SCE and its independent accountants jointly concluded that, based on their current analysis, SCE will continue to meet the criteria for applying these accounting standards through the 1998-2001 transition period. In its February 1997 response, the SEC staff expressed continuing concern with SCE's conclusion and indicated that they wanted to meet further with SCE and the other major California electric utilities to resolve this matter. SCE and the other major California electric utilities met with the SEC in March 1997. Subsequently, the SEC asked a series of questions to be answered by each of California's major electric utilities. SCE responded to the SEC's questions in early April 1997. The authority to require SCE to discontinue applying regulatory accounting standards rests with the SEC, although matters such as this can be referred to the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) for resolution. On April 28, 1997, this regulatory accounting matter was added to the EITF's agenda for discussion at its May 21-22, 1997 meeting. If the EITF is able to reach a consensus on this matter, SCE will be required to follow the EITF's guidance. If SCE is required to discontinue the application of these regulatory accounting standards for its generation-related assets, and the EITF does not change the current requirements of these standards, SCE would have to write off generation-related regulatory assets, which at March 31, 1997, totaled approximately $500 million on an after-tax basis, primarily for the recovery of income tax benefits previously flowed-through to customers, purchased-power agreement termination payments, unamortized loss on reacquired debt and the Palo Verde phase-in plan.

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

FERC Restructuring Decision

In April 1996, the FERC issued its decision on stranded cost recovery and open access transmission, effective July 1996. The decision, reaffirmed in a March 1997 FERC order, requires all electric utilities subject to the FERC's jurisdiction to file transmission tariffs which provide competitors with increased access to transmission facilities for wholesale transactions and also establishes information requirements for the transmission utility. The decision also provides utilities with the recovery of stranded costs, which are prior-service costs incurred under the current regulatory framework. In addition to providing recovery of stranded costs associated with existing wholesale customers, the FERC directed that it would have primary jurisdiction over the recovery of stranded costs associated with retail-turned-wholesale customers, such as the formation of a new municipal electric system. Retail stranded costs resulting from a state-authorized retail direct-access program are the responsibility of the states and the FERC would only address recovery of these costs if the state has no authority to do so. In compliance with the April 1996 FERC decision, SCE filed a revised open access tariff with the FERC in July 1996. The tariff became effective on an interim basis, subject to refund, as of its filing date. The FERC accepted SCE's compliance filing in February 1997. SCE will revise its tariff to reflect the few revisions set forth in the March 1997 order.

ENVIRONMENTAL PROTECTION

Edison International is subject to numerous environmental laws and regulations, which require it to incur substantial costs to operate existing facilities, construct and operate new facilities, and mitigate or remove the effect of past operations on the environment.

As further discussed in Note 2 of "Notes to Consolidated Financial Statements," Edison International records its environmental liabilities when site assessments and/or remedial actions are probable and a range of reasonably likely cleanup costs can be estimated. Edison International reviews its sites and measures the liability quarterly, by assessing a range of reasonably likely costs for each identified site. Unless there is a probable amount, Edison International records the lower end of this range of costs.

Edison International's recorded estimated minimum liability to remediate its 55 identified sites (54 at SCE and 1 at EME) was $112 million at March 31, 1997. One of SCE's sites, a former pole-treating facility, is considered a federal Superfund site and represents 72% of Edison International's recorded liability. The ultimate costs to clean up Edison International's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process. Edison International believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $211 million. The upper limit of this range of costs was estimated using assumptions least favorable to Edison International among a range of reasonably possible outcomes.

The CPUC allows SCE to recover environmental-cleanup costs at 35 of its sites, representing $96 million of Edison International's recorded liability, through an incentive mechanism (SCE may request to include additional sites). Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs from insurance carriers and other third parties. SCE has successfully settled insurance claims with all responsible carriers. Costs incurred at SCE's remaining sites are expected to be recovered through customer rates. SCE has recorded a regulatory asset of $101 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

Edison International's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination and the extent, if any, that Edison International may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can now be made for these sites.

Edison International expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $4 million to $10 million.

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

Edison International's projected capital expenditures to protect the environment are $831 million for the 1997-2001 period, mainly for aesthetics treatment, including undergrounding certain transmission and distribution lines.

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

PALO VERDE STEAM TUBE RUPTURE

In 1993, a steam generator tube ruptured at Palo Verde Unit 2; additional cracking was found in other tubes. Arizona Public Service Company (APS), the operating agent for Palo Verde, has taken, and will continue to take, remedial actions that it believes have slowed the rate of steam generator tube degradation in all three units. APS believes that the steam generators in Unit 2 will have to be replaced within five to ten years. SCE estimates its share of the steam generator replacement costs to be between $16 million and $30 million, plus replacement power costs. SCE is evaluating APS' analyses, conducting its own review, and has not yet decided whether it supports replacement of the steam generators.

SAN ONOFRE STEAM GENERATOR TUBES

The San Onofre Units 2 and 3 steam generators have performed relatively well through the first 15 years of operation, with low rates of ongoing tube degradation. During the most recent Unit 2 refueling and inspection outage, however, an increased rate of degradation was identified, resulting in removing 1.8% of the tubes from service. The cumulative total of Unit 2's tubes removed from service is now 5.5%, well below the maximum 10% allowed in the steam generator design before the rating capacity of the unit must be reduced. As a result of the increased degradation, a mid-cycle inspection outage will be conducted in 1998 for Unit 2. Depending on the results of the current refueling and inspection outage for Unit 3, a mid-cycle inspection outage may also be required in 1998 for that unit.

During the current, scheduled 75-day refueling outage of Unit 3, which began in April 1997, inspections of structural supports for steam generator tubes identified several areas where the thickness of the supports had been reduced, apparently by erosion during normal plant operation. Additional inspection and analysis is continuing, and the results will be reviewed with the Nuclear Regulatory Commission in early June 1997. Corrective actions may include removing a limited number of tubes from service by plugging, which could be completed within the scheduled outage. Additional actions could be required which might extend the outage. In the recent inspection of Unit 2's steam generators, the similar tube supports showed no signs of the erosion affecting Unit 3.

NEW EARNINGS PER SHARE STANDARD

A new accounting pronouncement establishes standards for computing and presenting earnings per share. The standard must be implemented for year-end 1997 financial reports and, in some instances, will require restatement of prior-period earnings per share data; earlier application of the standard is not permitted. The standard will not have any effect on reported earnings per share.

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

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

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

On May 1, 1996, the parties entered into an agreement for a settlement of all claims in dispute. Pursuant to the agreement, the specific terms of which are confidential, a settlement amount has been paid and the parties have entered into mutual general releases, with respect to the period before January 1, 1996. SCE intends to seek recovery of this payment through rates. SCE has also agreed, subject to CPUC approval, to increase payments to plaintiffs for specified levels of energy deliveries for the period after December 31, 1995. Plaintiffs have reserved the right to continue the litigation with respect to the period after December 31, 1995, if CPUC approval is not obtained. On August 8, 1996, the Company filed its application with the CPUC for approval of the settlement as it pertains to the period after 1995. On December 20, 1996, the ORA filed a protest to the application. In its protest, the ORA requests that the CPUC not grant the application or, in the alternative, that the CPUC conduct hearings on the application. On January 17, 1997, the Company filed a reply to the ORA's request. On February 27, 1997, a prehearing conference was held, at which time SCE's application was set for hearing to commence on April 23, 1997. This hearing date was subsequently vacated by the assigned ALJ due to ongoing discussions to resolve issues raised by ORA's protest.

Between January 1994 and October 1994, SCE was named as a defendant in a series of eight lawsuits brought by independent power producers of wind generation. Seven of the lawsuits were filed in Los Angeles County Superior Court and one was filed in Kern County Superior Court. The lawsuits allege SCE incorrectly interpreted contracts with the plaintiffs by limiting fixed energy payments to a single 10-year period rather than beginning a new 10-year period of fixed energy payments for each stage of development. In its responses to the complaints, SCE denied the plaintiffs' allegations. In each of the lawsuits, the plaintiffs seek declaratory relief regarding the proper interpretation of the contracts. Plaintiffs allege a combined total of approximately $189 million in damages, which includes consequential damages claimed in seven of the eight lawsuits. On March 1, 1995, the court in the lead Los Angeles Superior Court case granted the plaintiffs' motion seeking summary adjudication that the contract language in question is not reasonably susceptible to SCE's position that there is only a single, 10-year period of fixed payments. Following the March 1 ruling, a ninth lawsuit was filed in the Los Angeles Superior Court raising claims similar to those alleged in the first eight. SCE subsequently responded to the complaint in the new lawsuit by denying its material allegations. On April 5, 1995, SCE filed a petition for Writ of Mandate, Prohibition or Other Appropriate Relief, requesting that the Court of Appeal of the State of California, Second Appellate District issue a writ directing the Los Angeles Superior Court to vacate its March 1 order granting summary adjudication. In a decision filed August 9, 1995, the Court of Appeal issued a writ directing that the order be overturned, and a new order be entered denying the motion. In light of the Court of Appeal decision in the lead Los Angeles case, a summary adjudication motion in the Kern County case was withdrawn. On March 25, 1996, pursuant to a court-approved stipulation, all but one of the cases were consolidated for trial in Los Angeles Superior Court. Shortly thereafter, on April 3, 1997, pursuant to stipulation of the parties, the Kern County case was ordered to be coordinated with the Los Angeles cases so that it too will be tried in Los Angeles. Trial on the consolidated cases began on March 11, 1997, and is presently in progress. No trial date has been set in the ninth unconsolidated case.

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

On November 17, 1995, an SCE employee and his wife sued SCE in the U.S. District Court for the Southern District of California. Plaintiffs also named Combustion Engineering, the manufacturer of the fuel rods for the San Onofre plant. The employee worked for SCE at San Onofre from 1981 to 1990. Plaintiffs alleged that the employee transported radioactive byproducts on his person, clothing and/or tools to his home where his wife was then exposed to radiation that caused her leukemia. Plaintiffs seek unspecified compensatory and punitive damages. SCE's December 19, 1995, partial answer to the complaint denied all material non-employment related allegations. SCE's motion to dismiss the employee's employment related allegations based on worker's compensation exclusivity was granted on March 19, 1996. The employee's wife died on August 15, 1996. On September 20, 1996, the complaint was amended to allege wrongful death and to add the employee's two children as plaintiffs. SCE's motion for summary judgment was denied on April 9, 1997. The trial is scheduled to begin on November 24, 1997.

On November 28, 1995, a former contract worker at San Onofre, her husband, and her son, sued SCE in the U.S. District Court for the Southern District of California. Plaintiffs also named Combustion Engineering, the manufacturer of the fuel rods for the San Onofre plant. Plaintiffs allege that the former contract worker transported radioactive byproducts on her person and clothing to her home where her son was then exposed to radiation that caused his leukemia. Plaintiffs seek unspecified compensatory and punitive damages. SCE's January 2, 1996, answer denied all material allegations. On August 12, 1996, the Court dismissed the claims of the former worker and her husband with prejudice. This case is expected to go to trial in early 1998, after completion of the trial in the case described in the preceding paragraph.

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

On October 25, 1996, the organization and individuals who sought to intervene and/or object to the Consent Decree served notice of appeal from the court's orders denying intervention and approving the Consent Decree. The Court of Appeals ordered that the appellants file their opening brief by March 12, 1997, and that appellees file any responsive brief by April 11, 1997. Appellants moved for an extension of time to file their opening brief, and appellees filed a joint motion to dismiss the appeal for lack of prosecution. On April 29, 1997, the Court of Appeals granted appellees' motion and ordered that the appeal be dismissed.

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

The deadline for filing a response to the complaint has been continued pending the outcome of a motion by plaintiff filed in a related lawsuit seeking to dismiss the City of Los Angeles' complaint therein against the U.S. Forest Service and plaintiff. SCE intends to deny the substantive allegations of the complaint.

Item 4.  Submission of Matters to a Vote of Security Holders

Election of Directors

At Edison International's Annual Meeting of Shareholders on April 17, 1997, shareholders elected eighteen nominees to the Board of Directors. The number of broker non-votes for each nominee was zero. The number of votes cast for and withheld from each Director-nominee were as follows:

   Name                                     Number of Votes
   ----                            ---------------------------
                                        For           Withheld
                                   -----------       ----------
   Howard P. Allen                 342,527,189       10,674,181
   John E. Bryson                  342,669,433       10,531,936
   Winston H. Chen                 343,210,005        9,991,365
   Stephen E. Frank                343,034,201       10,167,169
   Camilla C. Frost                342,852,388       10,348,981
   Joan C. Hanley                  343,150,402       10,050,967
   Carl F. Huntsinger              343,176,300       10,025,069
   Charles D. Miller               343,164,009       10,037,361
   Luis G. Nogales                 342,958,278       10,243,092
   Ronald L. Olson                 343,119,801       10,081,569
   J. J. Pinola                    342,920,165       10,281,204
   James M. Rosser                 343,119,686       10,081,684
   E. L. Shannon, Jr.              343,048,766       10,152,604
   Robert H. Smith                 343,219,811        9,981,559
   Thomas C. Sutton                343,254,213        9,947,156
   Daniel M. Tellep                343,215,086        9,986,283
   James D. Watkins                342,914,600       10,286,770
   Edward Zapanta                  343,136,392       10,064,978

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      23.  Consent of Independent Public Accountants

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

May 15, 1997