Form 10-Q
period 1997-06-30
EDISON INTERNATIONAL
filed 1997-08-12
CIK 827052

PAGE

              SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C. 20549


                           FORM 10-Q

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                June 30, 1997
                                ---------------------------------------

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
executive offices)                            (Zip Code)


                         626-302-2222
     (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
   -----    -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


          Class                          Outstanding at August 8, 1997
--------------------------               ------------------------------
Common Stock, no par value                          396,966,715
PAGE

                     EDISON INTERNATIONAL

                             INDEX


                                                          Page
                                                           No.
                                                          ----
Part I.  Financial Information:

Item 1.  Consolidated Financial Statements:

Consolidated Statements of Income--Three and Six
   Months Ended June 30, 1997, and 1996                     2

Consolidated Balance Sheets--June 30, 1997,
   and December 31, 1996                                    3

Consolidated Statements of Cash Flows--Six Months
   Ended June 30, 1997, and 1996                            5

Notes to Consolidated Financial Statements                  6

Item 2.  Management's Discussion and Analysis of Results
        of Operations and Financial Condition              15

Part II.  Other Information:

Item 1.  Legal Proceedings                                 30

Item 6.  Exhibits and Reports on Form 8-K                  35

EDISON INTERNATIONAL

PART I--FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
In thousands, except per-share amounts

                                                        3 Months Ended                  6 Months Ended
                                                           June 30,                        June 30,
                                                  --------------------------      --------------------------
                                                      1997           1996            1997            1996
                                                   ----------      ---------      ----------      ----------
                                                                           (Unaudited)

Electric utility revenue                           $1,843,963     $1,610,989      $3,539,365      $3,371,122
Diversified operations                                323,219        202,757         628,543         410,277
                                                   ----------     ----------      ----------      ----------
Total operating revenue                             2,167,182      1,813,746       4,167,908       3,781,399
                                                   ----------     ----------      ----------      ----------
Fuel                                                  194,328        162,503         394,561         305,680
Purchased power                                       587,660        560,742       1,216,335       1,088,174
Provisions for regulatory adjustment
  clauses -- net                                       (3,850)      (201,506)        (92,023)       (103,682)
Other operating expenses                              454,899        419,677         785,171         749,540
Maintenance                                           116,848         67,611         213,002         151,724
Depreciation and decommissioning                      342,254        299,134         682,375         563,661
Income taxes                                          113,541        127,721         209,616         239,201
Property and other taxes                               32,682         45,899          72,992         105,584
                                                   ----------     ----------      ----------      ----------
Total operating expenses                            1,838,362      1,481,781       3,482,029       3,099,882
                                                   ----------     ----------      ----------      ----------
Operating income                                      328,820        331,965         685,879         681,517
                                                   ----------     ----------      ----------      ----------
Provision for rate phase-in plan                      (11,381)       (18,867)        (22,690)        (47,945)
Allowance for equity funds used
  during construction                                   1,897          3,066           3,900           7,468
Interest and dividend income                           19,149         12,771          34,991          28,098
Minority interest                                      (9,724)       (14,145)        (37,689)        (27,869)
Other nonoperating income -- net                       (6,870)         1,579          (9,732)         10,048
                                                   ----------     ----------      ----------      ----------
Total other income (deductions) -- net                 (6,929)       (15,596)        (31,220)        (30,200)
                                                   ----------     ----------      ----------      ----------
Income before interest and other expenses             321,891        316,369         654,659         651,317
                                                   ----------     ----------      ----------      ----------
Interest on long-term debt                            152,382        146,472         304,806         297,459
Interest on short-term debt                            10,532          9,226          19,251          18,235
Other interest expense                                 14,469         12,650          37,009          27,402
Allowance for borrowed funds used
  during construction                                  (2,284)        (1,927)         (4,696)         (4,695)
Capitalized interest                                   (2,899)       (17,650)         (8,076)        (33,648)
Dividends on subsidiary preferred
  securities                                           10,669         11,868          22,531          23,745
                                                   ----------     ----------      ----------      ----------
Total interest and other expenses -- net              182,869        160,639         370,825         328,498
                                                   ----------     ----------      ----------      ----------
Net income                                         $  139,022     $  155,730      $  283,834      $  322,819
                                                   ==========     ==========      ==========      ==========
Weighted-average shares of common stock
  outstanding                                         408,310        441,035         413,888         442,143
Earnings per share                                      $0.34          $0.35           $0.69           $0.73
Dividends paid per common share                         $0.25          $0.25           $0.50           $0.50




The accompanying notes are an integral part of these financial statements.

EDISON INTERNATIONAL

CONSOLIDATED BALANCE SHEETS
In thousands

                                                                     June 30,          December 31,
                                                                      1997                  1996
                                                               -------------           -----------
                                                                   (Unaudited)
ASSETS

Utility plant, at original cost                                    $20,486,816              $20,400,387
Less -- accumulated provision for
  depreciation and decommissioning                                   9,932,564                9,431,071
                                                                   -----------              -----------
                                                                    10,554,252               10,969,316
Construction work in progress                                          529,040                  556,645
Nuclear fuel, at amortized cost                                        174,216                  176,827
                                                                   -----------              -----------
Total utility plant                                                 11,257,508               11,702,788
                                                                   -----------              -----------
Nonutility property -- less
  accumulated provision for
  depreciation of $225,665 and $203,256
  at respective dates                                                3,537,766                3,570,237
Nuclear decommissioning trusts                                       1,670,747                1,485,525
Investments in partnerships and
  unconsolidated subsidiaries                                        1,463,987                1,371,824
Investments in leveraged leases                                        869,408                  584,515
Other investments                                                      137,882                  103,973
                                                                   -----------              -----------
Total other property and investments                                 7,679,790                7,116,074
                                                                   -----------              -----------
Cash and equivalents                                                   895,737                  896,594
Receivables, including unbilled
  revenue, less allowances of
  $21,963 and $26,230 for uncollectible
  accounts at respective dates                                       1,098,407                1,094,498
Fuel inventory                                                          63,046                   72,480
Materials and supplies, at average cost                                151,986                  154,266
Accumulated deferred income taxes -- net                               193,749                  240,429
Prepayments and other current assets                                    30,256                  113,654
                                                                   -----------              -----------
Total current assets                                                 2,433,181                2,571,921
                                                                   -----------              -----------
Unamortized debt issuance and
  reacquisition expense                                                332,627                  346,834
Rate phase-in plan                                                      29,119                   50,703
Income tax-related deferred charges                                  1,615,930                1,741,091
Other deferred charges                                               1,104,227                1,029,203
                                                                   -----------              -----------
Total deferred charges                                               3,081,903                3,167,831
                                                                   -----------              -----------
Total assets                                                       $24,452,382              $24,558,614
                                                                   ===========              ===========








The accompanying notes are an integral part of these financial statements.

EDISON INTERNATIONAL

CONSOLIDATED BALANCE SHEETS
In thousands, except share amounts

                                                                      June 30,         December 31,
                                                                        1997               1996
                                                                -------------          -----------
                                                                    (Unaudited)

CAPITALIZATION AND LIABILITIES

Common shareholders' equity:
   Common stock (402,187,847 and 424,524,178
      shares outstanding at respective dates)                        $ 2,416,578            $ 2,547,403
  Cumulative translation adjustments -- net                               44,267                 63,898
  Unrealized gain in equity investments -- net                            47,830                 33,382
  Retained earnings                                                    3,467,360              3,752,549
                                                                     -----------            -----------
                                                                       5,976,035              6,397,232
Preferred securities of subsidiaries:
   Not subject to mandatory redemption                                   183,755                283,755
   Subject to mandatory redemption                                       425,000                425,000
Long-term debt                                                         7,653,749              7,474,679
                                                                     -----------            -----------
Total capitalization                                                  14,238,539             14,580,666
                                                                     -----------            -----------
Other long-term liabilities                                              506,066                423,925
                                                                     -----------            -----------
Current portion of long-term debt                                        650,231                592,143
Short-term debt                                                          642,348                397,098
Accounts payable                                                         413,137                437,657
Accrued taxes                                                            642,470                530,365
Accrued interest                                                         144,407                131,079
Dividends payable                                                        101,752                108,563
Regulatory balancing accounts -- net                                      86,516                181,488
Deferred unbilled revenue and other
   current liabilities                                                 1,027,716              1,059,240
                                                                     -----------            -----------
Total current liabilities                                              3,708,577              3,437,633
                                                                     -----------            -----------
Accumulated deferred income
   taxes -- net                                                        4,139,515              4,283,219
Accumulated deferred investment
   tax credits                                                           361,575                372,377
Customer advances and other
   deferred credits                                                    1,491,118                753,755
                                                                     -----------            -----------
Total deferred credits                                                 5,992,208              5,409,351
                                                                     -----------            -----------
Minority interest                                                          6,992                707,039
                                                                     -----------            -----------
Commitments and contingencies
   (Notes 1 and 2)


Total capitalization and liabilities                                 $24,452,382            $24,558,614
                                                                     ===========            ===========






The accompanying notes are an integral part of these financial statements.

EDISON INTERNATIONAL

CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands

                                                                               6 Months Ended
                                                                                  June 30,
                                                                    ------------------------
                                                                       1997                1996
                                                                    ---------         -----------
                                                                                 (Unaudited)
Cash flows from operating activities:
Net income                                                              $ 283,834          $ 322,819
Adjustments for non-cash items:
   Depreciation and decommissioning                                       682,375            563,661
   Amortization                                                            35,814             55,730
   Rate phase-in plan                                                      21,584             46,005
   Deferred income taxes and investment tax
    credits                                                               (13,317)            30,982
   Equity in income from partnerships and
    unconsolidated subsidiaries                                           (84,014)           (65,787)
   Other long-term liabilities                                             82,141            (10,285)
   Other -- net                                                           (91,267)           (11,743)
Changes in working capital:
   Receivables                                                            (52,220)           315,052
   Regulatory balancing accounts                                          (94,972)          (111,039)
   Fuel inventory, materials and supplies                                  11,714              8,463
   Prepayments and other current assets                                    86,223             89,713
   Accrued interest and taxes                                             125,139              9,725
   Accounts payable and other current
    liabilities                                                           (48,768)           (94,116)
Distributions from partnerships and
  unconsolidated subsidiaries                                              69,058             50,139
                                                                        ---------          ---------
Net cash provided by operating activities                               1,013,324          1,199,319
                                                                        ---------          ---------
Cash flows from financing activities:
Long-term debt issued                                                   1,475,537          1,127,321
Long-term debt repayments                                              (1,142,534)        (1,107,082)
Preferred securities redemptions                                         (100,000)                --
Nuclear fuel financing -- net                                              (7,061)            (5,457)
Common stock issued                                                         4,661                745
Common stock repurchases                                                 (500,208)           (65,701)
Short-term debt financing -- net                                          235,592            (50,817)
Dividends paid                                                           (209,807)          (221,821)
Other -- net                                                                 (241)                --
                                                                        ---------          ---------
Net cash used by financing activities                                    (244,061)          (322,812)
                                                                        ---------          ---------
Cash flows from investing activities:
Additions to property and plant                                          (345,975)          (434,687)
Funding of nuclear decommissioning trusts                                 (74,573)           (72,632)
Investments in partnerships and
  unconsolidated subsidiaries                                            (162,076)          (171,440)
Unrealized gain in equity investments -- net                               14,448             10,798
Other -- net                                                             (201,944)            57,131
                                                                        ---------          ---------
Net cash used by investing activities                                    (770,120)          (610,830)
                                                                        ---------          ---------
Net increase (decrease) in cash and equivalents                              (857)           265,677
Cash and equivalents, beginning of period                                 896,594            507,151
                                                                        ---------          ---------
Cash and equivalents, end of period                                      $895,737          $ 772,828
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

A new accounting pronouncement establishes standards for computing and presenting earnings per share. The standard must be implemented for year-end 1997 financial reports and, in some instances, will require restatement of prior-period earnings per share data; earlier application of the standard is not permitted. The standard will not have any effect on Edison International's basic earnings per share, which replaces primary earnings per share.

Certain prior-period amounts were reclassified to conform to the June 30, 1997, financial statement presentation.

Note 1. Regulatory Matters

California Electric Utility Industry Restructuring

Restructuring Legislation - In September 1996, the State of California enacted legislation to provide a transition to a competitive market structure. The legislation substantially adopts the California Public Utilities Commission's (CPUC) December 1995 restructuring decision by addressing stranded-cost recovery for utilities and providing a certain cost-recovery time period for the transition costs associated with utility-owned generation-related assets. Transition costs related to power-purchase contracts would be recovered through the terms of their contracts while most of the remaining transition costs would be recovered through 2001. The legislation also includes provisions to finance a portion of the stranded costs that residential and small commercial customers would have paid between 1998 and 2001, which would allow Southern California Edison Company (SCE) to reduce rates by at least 10% to these customers, beginning January 1, 1998. The financing would occur with securities issued by the California Infrastructure and Economic Development Bank, or an entity approved by the Bank. The legislation includes a rate freeze for all other customers, including large commercial and industrial customers, as well as provisions for continued funding for energy conservation, low-income programs and renewable resources. Despite the rate freeze, SCE expects to be able to recover its revenue requirement based on cost-of-service regulation during the 1998-2001 transition period. In addition, the legislation mandates the implementation of a non-bypassable competition transition charge (CTC) that provides utilities the opportunity to recover costs made uneconomic by electric utility restructuring. Finally, the legislation contains provisions for the recovery (through 2006) of reasonable employee-related transition costs incurred and projected for retraining, severance, early retirement, outplacement and related expenses for utility workers.

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rate Reduction Bonds - On May 6, 1997, SCE filed an application with the CPUC requesting approval of the issuance of an aggregate amount of up to $3 billion of rate reduction bonds in one or more series or classes and a 10% rate reduction for the period from January 1, 1998, through March 31, 2002. On the same day, SCE filed an application with the California Infrastructure and Economic Development Bank for approval to issue the bonds. Residential and small commercial customers will repay the bonds over the expected 10-year term through non-bypassable charges based on electricity consumption. With the CPUC's decision expected in September 1997, and subject to the prior approval of the Infrastructure Bank, it is anticipated that the rate reduction bonds will be issued in the fourth quarter of 1997.

CPUC Restructuring Decision - The CPUC's December 1995 decision on restructuring California's electric utility industry started the transition to a new market structure, which is expected to provide competition and customer choice and is scheduled to begin January 1, 1998. Key elements of the CPUC's restructuring decision include: creation of an independent power exchange (PX) and independent system operator (ISO); availability of direct customer access and customer choice; performance-based ratemaking (PBR) for those utility services not subject to competition; voluntary divestiture of at least 50% of utilities' gas-fueled generation, and implementation of a non-bypassable charge to all customers called the CTC.

Rate-setting - In December 1996, SCE filed a more comprehensive plan (elaborating on its July 1996 filing related to the conceptual aspects of separating costs as requested by CPUC and Federal Energy Regulatory Commission (FERC) directives) for the functional unbundling of its rates for electric service, beginning January 1, 1998. In response to CPUC and FERC orders, as well as the new restructuring legislation, this filing addressed the implementation-level detail for the functional unbundling of rates into separate charges for energy, transmission, distribution, the CTC, public benefit programs and nuclear decommissioning. The transmission component of this rate unbundling process is being addressed at the FERC through a March 1997 filing. (See PX and ISO discussion below.) Hearings on SCE's rate unbundling (also known as rate-setting) plan were concluded in April 1997. On August 1, 1997, the CPUC issued a decision which adopted the methodology for determining CTC residually (see CTC discussion below) and adopted SCE's revenue requirement components for public benefit programs and nuclear decommissioning. The decision also adjusted SCE's proposed distribution revenue requirement by reallocating $76 million of it annually to other functions such as generation and transmission. Under the decision, SCE will be able to recover most of the annual $76 million through market revenue, the CTC mechanism after petitioning the CPUC to modify its prior decisions, or another review process later in the transition period.

PX and ISO - In April 1996, SCE, Pacific Gas & Electric Company and San Diego Gas & Electric Company filed a proposal with the FERC regarding the creation of the PX and the ISO. In November 1996, the FERC conditionally accepted the proposal and directed the three utilities, the ISO, and the PX to file more specific information. The filing was made on March 31, 1997, and included SCE's proposed transmission revenue requirement. A FERC decision is expected in late 1997. In July 1996, the three utilities jointly filed an application with the CPUC requesting approval to establish a restructuring trust which would obtain loans up to $250 million for the development of the ISO and PX through January 1, 1998.
The loans are backed by utility guarantees; SCE's share is 45%. The ISO and PX will repay the trust's loans and recover funds from future ISO and

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PX Customers. In August 1996, the CPUC issued an interim order establishing the restructuring trust and the funding level of $250 million, which will be used to build the hardware and software systems for the ISO and PX.

Direct Customer Access - On May 6, 1997, the CPUC issued a decision describing how all California investor-owned-utility customers will be able to choose who will provide them with electric generation service. Beginning January 1, 1998, customers will be able to choose to remain utility customers with bundled electric service from SCE (which will purchase its power through the PX), or choose direct access, which means the customer can contract directly with either independent power producers or retail electric service providers such as power brokers, marketers and aggregators. Additionally, all investor-owned-utility customers must pay the CTC whether or not they choose to buy power through SCE. Electric utilities will continue to provide the core distribution service of delivering energy through its distribution system regardless of a customer's choice of electricity supplier. The CPUC will continue to regulate the prices and service obligations related to distribution services. If the new competitive market cannot accommodate the volume of direct access transactions, the CPUC could implement a contingency plan. However, the CPUC believes it is likely that interest in and migration to direct access will be gradual.

Revenue Cycle Services - A decision issued by the CPUC on May 6, 1997, introduces customer choice to metering, billing and related services (referred to as revenue cycle services) that are now provided by California's investor-owned utilities. Under this revenue cycle services "unbundling" decision, beginning in January 1998, direct access customers may choose to have either SCE or their electric generation service provider render consolidated (energy and distribution) bills, or they may choose to have separate billings from each service provider. However, not all electric generation service providers will necessarily offer each billing option. In addition, beginning in January 1998, customers with maximum demand above 20 kW (primarily industrial and large commercial) can choose SCE or any other supplier to provide their metering service. All other customers will have this option beginning in January 1999. In determining whether any credit should be provided by the utility to firms providing customers with revenue cycle services, and the amount of any such credit, the CPUC has indicated that it is appropriate to "net" the cost incurred by the utility and the cost avoided by the utility as a result of such services being provided by the other firm rather than by the utility. The unbundling of revenue cycle services is likely to expose SCE to the loss of revenue, higher stranded costs and a reduction in revenue security. SCE is reviewing the potential effect of these decisions on its results of operations and financial condition.

PBR - In 1993, SCE filed for a PBR mechanism to determine most of its revenue (excluding fuel). The filing was subsequently divided between
transmission and distribution (T&D), and power generation.   With the
CPUC's 1995 restructuring decision and the passage of restructuring legislation in 1996, the majority of power generation ratemaking (primarily fossil-fueled and nuclear) was assigned to other mechanisms.

In July 1996, SCE filed a PBR proposal for its hydroelectric plants and a proposed structure for performance-based local reliability contracts for certain fossil-fueled plants. In April 1997, a CPUC interim order determined that the proposed structure for the fossil-fueled plants' local reliability contracts should be determined by the ISO, and therefore would be under the FERC's jurisdiction. A FERC decision is expected by year-end 1997. In June 1997, the CPUC determined that a hydroelectric PBR was no longer critical to the restructuring process and asked SCE to make

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

a compliance filing to determine the revenue requirement necessary for hydroelectric generation operations. It is anticipated that the difference between the CPUC-determined hydroelectric revenue requirement and the market revenue from hydroelectric generation would flow through the CTC mechanism. A final CPUC decision is expected by year-end 1997.

In September 1996, the CPUC adopted a non-generation or T&D PBR mechanism for SCE which began on January 1, 1997. According to the CPUC decision, beginning in 1998, the transmission portion is to be separated from non-generation PBR and subject to ratemaking under the rules of the FERC. The distribution-only PBR will extend through December 2001. Key elements of the non-generation PBR include: T&D rates indexed for inflation based on the Consumer Price Index less a productivity factor; elimination of the kilowatt-hour sales adjustment; adjustments for cost changes that are not within SCE's control; a cost of capital trigger mechanism based on changes in a bond index; standards for service reliability and safety; and a net revenue-sharing mechanism that determines how customers and shareholders will share gains and losses from T&D operations.

Divestiture - In November 1996, SCE filed an application with the CPUC to voluntarily divest, by auction, all of its oil- and gas-fueled generation assets. This application builds on SCE's March 1996 plan which outlined how SCE proposed to divest 50% of these assets. Under the new proposal, SCE would continue to operate and maintain the divested power plants for at least two years following their sale, as mandated by the recent restructuring legislation. In addition, SCE would offer workforce transition programs to those employees who may be impacted by divestiture-related job reductions. SCE's proposal is contingent on the overall electric industry restructuring implementation process continuing on a satisfactory path. CPUC approval of the oil- and gas-fueled generation divestiture was requested for late 1997.

CTC - Recovery of costs to transition to a competitive market would be implemented through a non-bypassable CTC. This charge would apply to all customers who were using or began using utility services on or after the December 20, 1995, decision date. In August 1996, in compliance with the CPUC's restructuring decision, SCE filed its application to estimate its 1998 transition costs. In October 1996, SCE amended its transition cost filing to reflect the effects of the legislation enacted in September 1996. Under the rate freeze codified in the legislation, the CTC will be determined residually (i.e., after subtracting other cost components for the PX, T&D, nuclear decommissioning and public benefit programs). Nevertheless, the CPUC directed that the amended application provide estimates of SCE's potential transition costs from 1998 through 2030. SCE provided two estimates between approximately $13.1 billion (1998 net present value) assuming the fossil plants have a market value equal to their net book value, and $13.8 billion (1998 net present value) assuming the fossil plants have no market value. These estimates are based on incurred costs, forecasts of future costs and assumed market prices. However, changes in the assumed market prices could materially affect these estimates. The potential transition costs are comprised of: $7.5 billion from SCE's qualifying facility contracts, which are the direct result of legislative and regulatory mandates; and $5.6 billion to $6.3 billion from costs pertaining to certain generating plants and regulatory commitments consisting of costs incurred (whose recovery has been deferred by the CPUC) to provide service to customers. Such commitments include the recovery of income tax benefits previously flowed-through to customers, postretirement benefit transition costs, accelerated recovery of San Onofre Nuclear Generating Station Units 2 and 3 and the Palo Verde Nuclear Generating Station units, and certain other costs. In February 1997, SCE filed an update to the CTC filing to reflect approval by

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the CPUC of settlements regarding ratemaking for SCE's share of Palo Verde and the buyout of a power purchase agreement, as well as other minor data updates. No substantive changes in the total CTC estimates were included. This issue has been separated into two phases: Phase 1 captures the ratemaking issues and Phase 2 the quantification issues. Hearings on Phase 1 were held in December 1996 and a decision was issued on June 11, 1997, which, among other things, required the establishment of a transition cost balancing account and annual transition cost proceedings, set a market rate forecast for 1998 transition costs, and required that generation-related regulatory assets be amortized ratably over a 48-month period. Hearings on Phase 2 were held in May and June 1997. A decision on Phase 2 is expected in the fourth quarter of 1997.

Accounting for Generation-Related Assets - If the CPUC's electric industry restructuring plan is implemented as outlined above, SCE would be allowed to recover its CTC through non-bypassable charges to its distribution customers (although its investment in certain generation assets would be subject to a lower authorized rate of return).

As previously reported, since November 1996, SCE and the other major California electric utilities have been engaged in discussions with the Securities and Exchange Commission staff regarding the proper application of regulatory accounting standards in light of the electric industry restructuring legislation enacted by the State of California in September 1996 and the CPUC's electric industry restructuring plan. This issue was placed on the agenda of the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) during April 1997 and a final consensus was reached at the July EITF meeting.

If, as expected, this consensus is formally issued by the EITF, SCE will be required to discontinue application of these regulatory accounting standards immediately for its generation-related operations. The net plant investment related to these operations is approximately $5.0 billion. SCE will not be required to write off any of its generation-related assets, including regulatory assets of approximately $800 million at June 30, 1997. SCE will retain these assets on its balance sheet because the legislation and restructuring plan referred to above make probable their recovery through a non-bypassable CTC to distribution customers. These regulatory assets relate primarily to the recovery of accelerated income tax benefits previously flowed-through to customers, purchased power contract termination payments, unamortized losses on reacquired debt, and the recovery of amounts deferred under the Palo Verde rate phase-in plan. The consensus reached at the July EITF meeting also permits the recording of new generation-related assets during the transition period that are probable of recovery through the CTC mechanism.

If during the transition period events were to occur that made the recovery of these generation-related regulatory assets no longer probable, SCE would be required to write off the remaining balance of such assets as a one-time, non-cash charge against earnings. If such a write-off were to be required, SCE believes that it should not affect the recovery of stranded costs provided for in the legislation and restructuring plan.

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

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

FERC Restructuring Decision

In April 1996, the FERC issued its decision on stranded cost recovery and open access transmission, effective July 1996. The decision, reaffirmed in a March 1997 FERC order, requires all electric utilities subject to the FERC's jurisdiction to file transmission tariffs which provide competitors with increased access to transmission facilities for wholesale transactions and also establishes information requirements for the transmission utility. The decision also provides utilities with the opportunity to recover stranded costs associated with existing wholesale customers, retail-turned-wholesale customers and retail wheeling when the state regulatory body does not have authority to address retail stranded costs. Even though the CPUC is currently addressing stranded cost recovery through the CTC proceedings, the FERC has also asserted primary jurisdiction over the recovery of stranded costs associated with retail-turned-wholesale customers, such as a new municipal electric system or a municipal annexation. However, the FERC did clarify that it does not intend to prevent or interfere with a state's authority and that it has discretion to defer to a state stranded-cost-calculation method. In January 1997, the FERC accepted the open access transmission tariff SCE filed in compliance with the April 1996 decision. The rates included in the tariff are being collected subject to refund. In May 1997, SCE filed a revised open access tariff to reflect the few revisions set forth in the March 1997 order.

Canadian Gas Contracts

In May 1994, SCE filed its testimony in the non-Qualifying Facilities phase of the 1994 Energy Cost Adjustment Clause proceeding. In May 1995, the CPUC's Office of Ratepayer Advocates (ORA) filed its report on the reasonableness of SCE's gas supply costs for both the 1993 and 1994 record periods. The report recommends a disallowance of $13 million for excessive costs incurred from November 1993 through March 1994 associated with SCE's Canadian gas purchase and supply contracts. The report requests that the CPUC defer finding SCE's Canadian supply and transportation agreements reasonable for the duration of their terms and that the costs under these contracts be reviewed on a yearly basis. In October 1996, the ORA issued its report for the 1995 record period recommending a $38 million disallowance for excessive costs incurred from April 1994 through March 1995. Both proposed disallowances have been consolidated into one proceeding. SCE and the ORA filed several rounds of testimony on this issue. Hearings concluded in February 1997. On July 11, 1997, SCE and the ORA executed an agreement that settles all pending and future issues related to these contracts. The settlement agreement, which was filed on July 16, 1997, is subject to CPUC approval and has been fully reflected in the financial statements. A decision is expected in late 1997.

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.  Contingencies

In addition to the matters disclosed in these notes, Edison International is involved in legal, tax and regulatory proceedings before various courts and governmental agencies regarding matters arising in the ordinary course of business. Edison International believes the outcome of these proceedings will not materially affect its results of operations or liquidity.

Brooklyn Navy Yard Project

Edison Mission Energy (EME), a subsidiary of Edison International, owns, through a wholly owned subsidiary, 50% of the Brooklyn Navy Yard project; however, it is initially funding all of the required equity during construction and will be required to fund all remaining costs of the project facility until the close of non-recourse financing. Estimated total cost is $492 million, of which $454 million has been spent through June 30, 1997.

In December 1995, a tax-exempt bond financing for the project in the amount of $254 million was obtained through the New York City Industrial Development Agency (NYCIDA). EME has guaranteed the obligations of the project pursuant to the financing as well as an indemnity agreement on behalf of NYCIDA in the amount of $40 million.

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

In connection with the issuance of the San Onofre Units 2 and 3 operating permits, SCE reached an agreement with the California Coastal Commission

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in 1991 to restore certain marine mitigation sites. The restorations include two sites incorporating particular wetlands and the construction of an artificial kelp reef off the California coast. After SCE requested certain modifications to the agreement, the Coastal Commission issued a final ruling in April 1997 to reduce the scope of remediation required at these two sites. SCE elected to pay for the costs of marine mitigation in lieu of placing the funds into a trust. Rate recovery of these costs is occurring through the San Onofre incentive pricing plan.

Edison International's recorded estimated minimum liability to remediate its 56 identified sites (55 at SCE and 1 at EME) is $186 million, which includes $75 million for the two sites discussed above. The ultimate costs to clean up Edison International's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. Edison International believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $245 million. The upper limit of this range of costs was estimated using assumptions least favorable to Edison International among a range of reasonably possible outcomes.

The CPUC allows SCE to recover environmental-cleanup costs at 42 of its sites, representing $99 million of Edison International's recorded liability, through an incentive mechanism (SCE may request to include additional sites). Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs from insurance carriers and other third parties. SCE has successfully settled insurance claims with all responsible carriers. Costs incurred at SCE's remaining sites are expected to be recovered through customer rates. SCE has recorded a regulatory asset of $160 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates. This amount includes $60 million of marine mitigation costs remaining to be recovered through the San Onofre incentive pricing plan.

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

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Property damage insurance covers losses up to $500 million, including decontamination costs, at San Onofre and Palo Verde. Decontamination liability and property damage coverage exceeding the primary $500 million has also been purchased in amounts greater than federal requirements. Additional insurance covers part of replacement power expenses during an accident-related nuclear unit outage. These policies are issued primarily by mutual insurance companies owned by utilities with nuclear facilities. If losses at any nuclear facility covered by the arrangement were to exceed the accumulated funds for these insurance programs, SCE could be assessed retrospective premium adjustments of up to $33 million per year. Insurance premiums are charged to operating expense.

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

RESULTS OF OPERATIONS

Earnings

Edison International's earnings per share for the three and six months ended June 30, 1997, were 34 cents and 69 cents, respectively, compared with 35 cents and 73 cents for the same periods in 1996. In the second quarter of 1997, a 3-cent one-time gain on sale of oil and gas properties at Edison Mission Energy (EME) was offset by a 3-cent charge related to the refinancing of debt at EME's Loy Yang B project in conjunction with the purchase of the remaining 49% interest in the project. Non-recurring charges were 4 cents (net) in the second quarter of 1996 (a 7-cent charge at Southern California Edison Company (SCE) for workforce adjustments and a 3-cent gain on sale of geothermal projects at EME). Before one-time items, SCE's earnings for the three and six months ended June 30, 1997, were 30 cents and 57 cents, respectively, down 5 cents and 9 cents from the year-earlier periods, primarily due to the impact of the extended refueling outages at the San Onofre Nuclear Generating Station. These decreases were partially offset by a reduction in costs from operations and an increase in electricity sales. The combined earnings of EME, Edison Capital and Mission Land for the three and six months ended June 30, 1997, were 7 cents and 16 cents (before non-recurring items), respectively, up 2 cents and 3 cents from the year-earlier periods, mainly due to new leveraged leases at Edison Capital and improved operating performance at EME. Edison Enterprises (consisting of Edison Source,
Edison Select and Edison EV) and the parent company had combined expenses for the three and six months ended June 30, 1997, of 3 cents and 4 cents, respectively, which is 2 cents more for expenses in each period than the same periods in 1996, primarily due to start-up costs at Edison Enterprises. Edison International's earnings per share also benefited from the effects of the ongoing share repurchase program.

Operating Revenue

Electric utility revenue increased 15% during the three months ended June 30, 1997, due to a higher volume of sales within all customer groups compared to the same period last year and increased demand for electricity due to unseasonably warm weather during the month of May 1997. The higher volume is also attributable to an increase in the number of customers over the prior year. Electric revenue for the six months ended June 30, 1997 increased slightly from 1996. Average retail rates were approximately 8% higher during the second quarter of 1997, compared with same period of the prior year. Over 98% of SCE's electric utility revenue is from retail sales. Retail rates are regulated by the California Public Utilities Commission (CPUC) and wholesale rates are regulated by the Federal Energy Regulatory Commission (FERC).

In March 1995, SCE announced a five-year goal to reduce system average rates by 25% on an inflation-adjusted basis (from 10.7 cents per kilowatt-hour to below 10 cents per kilowatt-hour). In February 1996, the CPUC approved a system-wide rate reduction which lowered the average price per kilowatt-hour from 10.7 cents to 10.1 cents, effective June 1996. Legislation enacted in September 1996 provides, among other things, at least a 10% rate reduction for residential and small commercial customers (financed through the issuance of rate reduction bonds) beginning in 1998 (see Competitive Environment).

Revenue from diversified operations increased substantially due to the sale of real estate by Mission Land Company valued at $63 million during the second quarter and additional revenue associated with the start-up of EME's Loy Yang B Unit 2 and Kwinana projects. These projects began commercial operations during the fourth quarter of 1996. There was no comparable revenue from these projects in the second quarter of 1996. In addition, higher pool prices and increased utilization contributed to increased revenue at EME's First Hydro project. In May 1997, EME completed the acquisition of the remaining 49% interest of the Loy Yang B power plant near Melbourne, Australia. EME is now the sole owner of Loy Yang B which consists of two coal-fired 500 megawatt units and generates approximately 18% of the State of Victoria's electricity.

Operating Expenses

Fuel expense increased 20% and 29%, respectively, for the three- and six-month periods ended June 30, 1997. The increases are due to higher gas prices and the extended refueling outages at San Onofre. San Onofre Unit 2 was shut down the entire first quarter of 1997 and Unit 3 was shut down 80 days of the second quarter, thus resulting in an overall increase in gas-powered generation for both periods presented. There were no comparable outages in 1996. Fuel expense also increased at EME due to the start-up of the Loy Yang B Unit 2 and Kwinana projects in the fourth quarter of 1996 and higher costs for pumping fuel at the First Hydro project due to increased generation and higher prices during both the first and second quarters of 1997.

Purchased-power expense increased slightly during the quarter and increased 12% during the six-month period ended June 30, 1997. The increase is due to an increase in purchases in the open market particularly in the Southwest and increases in power purchased under federally mandated contracts. SCE is required under federal law to purchase power from certain nonutility generators even though energy prices under these contracts are generally higher than other sources. For the twelve months ended June 30, 1997, SCE paid about $1.6 billion (including energy and capacity payments) more for these power purchases than the cost of power available from other sources. The CPUC has mandated the prices for these contracts.

Provisions for regulatory adjustment clauses increased substantially for the three months ended June 30, 1997, compared to the year-earlier period. The quarterly increase is primarily due to the effect of the 1996 CPUC-ordered $237 million refund to customers for energy cost balancing account overcollections of which $179 million was paid in the second quarter of 1996. There was no comparable refund paid in 1997. The quarterly increase is also attributable to the San Onofre Units 2 and 3 refueling outages. Undercollections in the second quarter of 1996 at San Onofre (the San Onofre units operated at higher capacities than estimated) were partially offset by overcollections in the second quarter of 1997 due to decreased nuclear generation as a result of the outages at Units 2 and 3. Another contribution to the quarterly increase is overcollections due to the accelerated recovery of SCE's remaining investment at San Onofre. For the six months ended June 30, 1997, the provisions increased 11%, compared with the same period in 1996. The year-to-date increase is primarily due to overcollections related to: the San Onofre second quarter factors discussed above; actual base-rate revenue from kilowatt-hour sales exceeding CPUC-authorized estimates; and the effect of the 1996 CPUC-ordered refund, also discussed above. However, these overcollections were almost completely offset by actual energy costs exceeding CPUC-authorized fuel and purchased-power cost estimates.

Maintenance expense increased substantially in all periods presented compared with the year-earlier periods, due to scheduled refueling outages at the San Onofre units and increased maintenance costs for SCE's electric plant assets. There were no comparable outages for the nuclear units during the same periods in 1996. Maintenance expense also increased at EME due to the commercial start-up of the Loy Yang B Unit 2 and Kwinana projects during the fourth quarter of 1996. There were no comparable maintenance costs associated with these projects during the same periods in 1996.

Depreciation and decommissioning expense increased 14% and 21%, respectively, for the quarter and year-to-date ended June 30, 1997, due to increases in plant assets and the accelerated recovery of San Onofre Units 2 and 3 effective April 1996 and the accelerated recovery of the Palo Verde Nuclear Generating Station units effective January 1997. Depreciation and decommissioning expense increased at EME due to the start-up of the Loy Yang B Unit 2 and Kwinana projects which began commercial operation in the fourth quarter of 1996.

Income taxes decreased 11% and 12%, respectively, for the quarter and year-to-date ended June 30, 1997, compared to the year-earlier periods, due to a decrease in pre-tax income.

Property and other taxes decreased 29% and 31%, respectively, for the three and six months ended June 30, 1997, compared to the same periods in 1996, due to changes in SCE's internal payroll tax allocation methods in 1997 from 1996.

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

Minority interest decreased 31% for the three-month period ending June 30, 1997, primarily from the May 1997 acquisition of the remaining 49% interest in EME's Loy Yang B project. For the six months ended June 30, 1997, minority interest increased 35% due to Loy Yang B Unit 2 commencing commercial operation in October 1996.

Other nonoperating income decreased, primarily due to increased costs resulting from the effect of a rise in Edison International's stock price on SCE's stock option plan, partially offset by prior-year accruals for regulatory expenses and other operating reserves at SCE.

Interest and Other Expenses

Other interest expense increased 14% and 35% for the three and six months ended June 30, 1997, due to balancing account overcollections at SCE and increases in interest expense at EME resulting from the inclusion of interest on $450 million of securities issued by Edison Mission Energy Funding Corp. in December 1996. This was partially offset by the December 1996 repayment of a 200 million Australian dollar loan.

Capitalized interest decreased, primarily due to the completion of construction of Loy Yang B Unit 2 and other projects in the fourth quarter of 1996.

FINANCIAL CONDITION

Edison International's liquidity is primarily affected by debt maturities, dividend payments, capital expenditures and investments in partnerships and unconsolidated subsidiaries. Capital resources include cash from operations and external financings.

Edison International's Board of Directors has authorized the repurchase of up to $2.3 billion of its outstanding shares of common stock.  Edison
International   has   repurchased  52.2   million   shares  ($1.1 billion)
between January 1995 and August 1, 1997, funded by dividends from its subsidiaries and its lines of credit.

For the six months ended June 30, 1997, Edison International's cash flow coverage of dividends decreased to 4.8 times from 5.4 times for the same period in 1996, as a result of the ongoing share repurchase program. Edison International's dividend payout ratio for the twelve-month period ended June 30, 1997, was 63%.

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $1.0 billion for the six-month period ended June 30, 1997, compared with $1.2 billion in 1996. Cash from operations exceeded capital requirements for both periods presented.

Cash Flows from Financing Activities

At June 30, 1997, Edison International and its subsidiaries had $2.5 billion of borrowing capacity available under lines of credit totaling $3.2 billion. SCE had available lines of credit of $1.8 billion, with $1.3 billion for general purpose, short-term debt and $500 million for the long-term refinancing of its variable-rate pollution-control bonds. The parent company had a $650 million line of credit with $145 million of borrowing capacity available. The nonutility companies had available lines of credit of $800 million, with $585 million of borrowing capacity available to finance general cash requirements. Edison International's unsecured lines of credit are at negotiated or bank index rates with various expiration dates; the majority have five-year terms.

SCE's short-term debt is used to finance fuel inventories, balancing account undercollections and general cash requirements. EME uses short-term debt and available credit lines mainly for construction projects until long-term construction or project loans are secured. Long-term debt is used mainly to finance capital expenditures. SCE's external financings are influenced by market conditions and other factors, including limitations imposed by its articles of incorporation and trust indenture. As of June 30, 1997, SCE could issue approximately $8.7 billion of additional first and refunding mortgage bonds and $4.7 billion of preferred stock at current interest and dividend rates.

EME owns, through a wholly-owned subsidiary, 50% of the Brooklyn Navy Yard project; but funded all of the required equity during construction and will be required to fund the remaining costs of the project facility until the close of nonrecourse financing. The estimated total cost is $492 million, of which $454 million had been spent through June 30, 1997. In December 1995, a tax-exempt bond financing for the project in the amount of $254 million was obtained through the New York City Industrial Development Agency (NYCIDA). EME has guaranteed the obligations of the project pursuant to the financing, as well as an indemnity agreement on behalf of NYCIDA in the amount of $40 million.

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

In April 1997, EME completed financing and commenced construction of the Doga Energi Cogeneration Project, a 180 megawatt gas-powered power plant near Istanbul, Turkey. EME will own 80% of this project. In connection with the financing, EME has guaranteed $25 million in equity contributions and will continue making equity contributions until commercial operation begins which is scheduled for late 1998.

EME has firm commitments to make equity and other contributions to its projects of $355 million, primarily for the Paiton project in Indonesia, the ISAB project in Italy, and the Doga Energi Project in Turkey. EME also has contingent obligations to make additional contributions of $482 million, primarily for the guarantee to secure payment of the bonds issued pursuant to the $254 million tax-exempt financing for the Brooklyn Navy Yard project and equity support guarantees related to Paiton.

EME may incur additional obligations to make equity and other contributions to projects in the future. EME believes it will have sufficient liquidity to meet these equity requirements from cash provided by operating activities, proceeds from the repayment of loans to energy projects, funds available from EME's revolving line of credit and additional corporate borrowings.

California law prohibits SCE from incurring or guaranteeing debt for its nonutility affiliates. Additionally, the CPUC regulates SCE's capital structure, limiting the dividends it may pay Edison International. At June 30, 1997, SCE had the capacity to pay $512 million in additional dividends and continue to maintain its authorized capital structure. These restrictions are not expected to affect Edison International's ability to meet its cash obligations.

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

Cash used for the nonutility subsidiaries' investing activities was $389 million for the six-month period ended June 30, 1997, compared with $175 million for the same period in 1996.

Edison International's risk management policy allows the use of derivative financial instruments to mitigate risk. Changes in interest rates, electricity pool pricing in the United Kingdom and Australia and fluctuations in foreign currency exchange rates can have a significant impact on EME's results of operations. EME has mitigated the risk of interest rate fluctuations by arranging for fixed rate or variable rate financing with interest rate swaps or other hedging mechanisms for the majority of its project financings. As a result of interest rate hedging mechanisms, interest expense increased $7 million and $4 million, respectively, for the six months ended June 30, 1997, and 1996. The maturity dates of several of EME's interest rate swap agreements do not correspond to the term of the underlying debt. EME does not believe that interest rate fluctuations will have a material adverse effect on its results of operations or financial position.

Projects in the United Kingdom sell their electrical energy and capacity through a centralized electricity pool, which establishes a half-hourly clearing price for electrical energy. The pool price is extremely volatile, and can vary by a factor of ten or more over the course of a few hours due to large differentials in demand according to the time of day. First Hydro mitigates a portion of the market risk of the pool by entering into contracts for differences (electricity rate swap agreements), related to either the selling or purchase price of power, whereby a contract specifies a price at which the electricity will be traded, and the parties to the agreements make payments, calculated based on the difference between the price in the contract and the half hourly clearing price for the element of power under contract. These contracts act as a means of stabilizing production revenue or purchasing costs by removing an element of First Hydro's net exposure to pool price volatility. First Hydro's electric revenue increased by $20 million for the six months ended June 30, 1997, compared to a decrease of $2 million in the corresponding period of the prior year, as a result of electricity rate swap agreements.

Loy Yang B sells their electrical energy through a centralized electricity pool (Victorian Wholesale Electricity Market which will be integrated into the National Electricity Market), which provides for a system of generator bidding, central dispatch and a settlements system based on a clearing market for each half-hour of every day. The Victorian Power Exchange, operator and administrator of the pool, determines a system marginal price each half-hour. To mitigate the exposure to price volatility of the electricity traded in the pool, Loy Yang B has entered into a number of financial hedges. From May 8, 1997, to December 31, 2000, approximately 53% to 64% of the plant output sold is hedged under vesting contracts with the remainder of the plant capacity hedged under the state hedge. Vesting contracts were put into place by the State, between each generator and each distributor, prior to the privatization of electric power distributors in order to provide more predictable pricing for those electricity customers that were unable to choose their electricity retailer. Vesting contracts set base strike prices at which the electricity will be traded, and the parties to the agreement make payments, calculated based on the difference between the price in the contract and the half-hourly pool clearing price for the element of power under contract. These contracts can be sold as one-way or two-way contracts which are structured similar to the electricity rate swap agreements described above. The state hedge is a long-term contractual arrangement based upon a fixed price commencing May 8, 1997, and terminating October 31, 2016. The State guarantees the State Electricity Commission of Victoria's obligations under the state hedge. Loy Yang B's electric revenue was increased by $14 million for the period ended June 30, 1997, as a result of hedging contract arrangements.

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

Projected Capital Requirements

Edison International's projected capital requirements for the next five years are: 1997--$896 million; 1998--$998 million; 1999--$757 million;
2000--$730 million; and 2001--$712 million.

Long-term debt maturities and sinking fund requirements for the five twelve-month periods following June 30, 1997, are: 1998--$630 million; 1999--$606 million; 2000--$636 million; 2001--$554 million; and 2002--$215 million.

Preferred stock redemption requirements for the five twelve-month periods following June 30, 1997, are: 1998 through 2001--zero and 2002--$105 million.

REGULATORY MATTERS

SCE's 1997 CPUC-authorized rates are unchanged from 1996 levels due to recently enacted legislation which requires that rates remain frozen at the June 10, 1996, level (system average of 10.1 cents per kilowatt-hour). See further discussion in Competitive Environment.

The CPUC's 1997 cost-of-capital decision authorized SCE's common equity ratio to remain at 48%. SCE's return on common equity also remains at 11.6%. SCE's return on rate base was lowered from 9.55% to 9.49%. This decision, excluding the effects of other rate actions, would reduce 1997 earnings by approximately 1 cent per share.

The CPUC has authorized revised rate-making plans for SCE's nuclear facilities, which calls for the accelerated recovery of its nuclear investments in exchange for a lower authorized rate of return. SCE's nuclear assets are now earning an annual rate of return of 7.35%, compared to the current 9.49% for other assets. In addition, the San Onofre plan authorizes a fixed rate of approximately 4 cents per kilowatt-hour generated for incremental operating costs, including incremental capital costs, and nuclear fuel and nuclear fuel financing costs. The San Onofre plan commenced in April 1996, and ends in December 2001 for the accelerated recovery portion and in December 2003 for the incremental pricing portion. Palo Verde's incremental operating costs, including incremental capital costs, and nuclear fuel and nuclear fuel financing costs, are subject to balancing account treatment. The Palo Verde plan commenced in January
1997 and ends in December 2001.

In May 1994, SCE filed its testimony in the non-Qualifying Facilities phase of the 1994 Energy Cost Adjustment Clause proceeding. In May 1995, the CPUC's Office of Ratepayer Advocates (ORA) filed its report on the reasonableness of SCE's gas supply costs for both the 1993 and 1994 record periods. The report recommends a disallowance of $13 million for excessive costs incurred from November 1993 through March 1994 associated with SCE's Canadian gas purchase and supply contracts. The report requests that the CPUC defer finding SCE's Canadian supply and transportation agreements reasonable for the duration of their terms and that the costs under these contracts be reviewed on a yearly basis. In October 1996, the ORA issued its report for the 1995 record period recommending a $38 million disallowance for excessive costs incurred from April 1994 through March 1995. Both proposed disallowances have been consolidated into one proceeding. SCE and the ORA filed several rounds of testimony on this issue. Hearings concluded in February 1997. On July 11, 1997, SCE and the ORA executed an agreement that settles all pending and future issues related to these contracts. The settlement agreement, which was filed on July 16, 1997, is subject to CPUC approval and has been fully reflected in the financial statements. A decision is expected in late 1997.

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

California Electric Utility Industry Restructuring

Restructuring Legislation - In September 1996, the State of California enacted legislation to provide a transition to a competitive market structure. The legislation substantially adopts the CPUC's December 1995 restructuring decision by addressing stranded-cost recovery for utilities and providing a certain cost-recovery time period for the transition costs associated with utility-owned generation-related assets. Transition costs related to power-purchase contracts would be recovered through the terms of their contracts while most of the remaining transition costs would be recovered through 2001. The legislation also includes provisions to finance a portion of the stranded costs that residential and small commercial customers would have paid between 1998 and 2001, which would allow SCE to reduce rates by at least 10% to these customers, beginning January 1, 1998. The financing would occur with securities issued by the California Infrastructure and Economic Development Bank, or an entity approved by the Bank. The legislation includes a rate freeze for all other customers, including large commercial and industrial customers, as well as provisions for continued funding for energy conservation, low-income programs and renewable resources. Despite the rate freeze, SCE expects to be able to recover its revenue requirement based on cost-of-service regulation during the 1998-2001 transition period. In addition, the legislation mandates the implementation of a non-bypassable competition transition charge (CTC) that provides utilities the opportunity to recover costs made uneconomic by electric utility restructuring. Finally, the legislation contains provisions for the recovery (through 2006) of reasonable employee-related transition costs incurred and projected for retraining, severance, early retirement, outplacement and related expenses for utility workers.

Rate Reduction Bonds - On May 6, 1997, SCE filed an application with the CPUC requesting approval of the issuance of an aggregate amount of up to $3 billion of rate reduction bonds in one or more series or classes and a 10% rate reduction for the period from January 1, 1998, through March 31, 2002. On the same day, SCE filed an application with the California Infrastructure and Economic Development Bank for approval to issue the bonds. Residential and small commercial customers will repay the bonds over the expected 10-year term through non-bypassable charges based on electricity consumption. With the CPUC's decision expected in September 1997, and subject to the prior approval of the Infrastructure Bank, it is anticipated that the rate reduction bonds will be issued in the fourth quarter of 1997.

CPUC Restructuring Decision - The CPUC's December 1995 decision on restructuring California's electric utility industry started the transition to a new market structure, which is expected to provide competition and customer choice and is scheduled to begin January 1, 1998. Key elements of the CPUC's restructuring decision include: creation of an independent power exchange (PX) and independent system operator (ISO); availability of direct customer access and customer choice; performance-based ratemaking (PBR) for those utility services not subject to competition; voluntary divestiture of at least 50% of utilities' gas-fueled generation, and implementation of a non-bypassable charge to all customers called the CTC.

Rate-setting - In December 1996, SCE filed a more comprehensive plan (elaborating on its July 1996 filing related to the conceptual aspects of separating costs as requested by CPUC and FERC directives) for the functional unbundling of its rates for electric service, beginning January 1, 1998. In response to CPUC and FERC orders, as well as the new restructuring legislation, this filing addressed the implementation-level detail for the functional unbundling of rates into separate charges for energy, transmission, distribution, the CTC, public benefit programs and nuclear decommissioning. The transmission component of this rate unbundling process is being addressed at the FERC through a March 1997 filing. (See PX and ISO discussion below.) Hearings on SCE's rate unbundling (also known as rate-setting) plan were concluded in April 1997. On August 1, 1997, the CPUC issued a decision which adopted the methodology for determining CTC residually (see CTC discussion below) and adopted SCE's revenue requirement components for public benefit programs and nuclear decommissioning. The decision also adjusted SCE's proposed distribution revenue requirement by reallocating $76 million of it annually to other functions such as generation and transmission. Under the decision, SCE will be able to recover most of the annual $76 million through market revenue, the CTC mechanism after petitioning the CPUC to modify its prior decisions, or another review process later in the transition period.

PX and ISO - In April 1996, SCE, Pacific Gas & Electric Company and San Diego Gas & Electric Company filed a proposal with the FERC regarding the creation of the PX and the ISO. In November 1996, the FERC conditionally accepted the proposal and directed the three utilities, the ISO and the PX to file more specific information. The filing was made on March 31, 1997, and included SCE's proposed transmission revenue requirement. A FERC decision is expected in late 1997. In July 1996, the three utilities jointly filed an application with the CPUC requesting approval to establish a restructuring trust which would obtain loans up to $250 million for the development of the ISO and PX through January 1, 1998.
The loans are backed by utility guarantees; SCE's share is 45%. The ISO and PX will repay the trust's loans and recover funds from future ISO and PX customers. In August 1996, the CPUC issued an interim order establishing the restructuring trust and the funding level of $250 million, which will be used to build the hardware and software systems for the ISO and PX.

Direct Customer Access - On May 6, 1997, the CPUC issued a decision describing how all California investor-owned-utility customers will be able to choose who will provide them with electric generation service. Beginning January 1, 1998, customers will be able to choose to remain utility customers with bundled electric service from SCE (which will purchase its power through the PX), or choose direct access, which means the customer can contract directly with either independent power producers or retail electric service providers such as power brokers, marketers and aggregators. Additionally, all investor-owned-utility customers must pay the CTC whether or not they choose to buy power through SCE. Electric utilities will continue to provide the core distribution service of delivering energy through its distribution system regardless of a customer's choice of electricity supplier. The CPUC will continue to regulate the prices and service obligations related to distribution services. If the new competitive market cannot accommodate the volume of direct access transactions, the CPUC could implement a contingency plan. However, the CPUC believes it is likely that interest in and migration to direct access will be gradual.

Revenue Cycle Services - A decision issued by the CPUC on May 6, 1997, introduces customer choice to metering, billing and related services (referred to as revenue cycle services) that are now provided by California's investor-owned utilities. Under this revenue cycle services "unbundling" decision, beginning in January 1998, direct access customers may choose to have either SCE or their electric generation service provider render consolidated (energy and distribution) bills, or they may choose to have separate billings from each service provider. However, not all electric generation service providers will necessarily offer each
billing  option.   In addition, beginning in January 1998, customers with
maximum demand above 20 kW (primarily industrial and large commercial) can choose SCE or any other supplier to provide their metering service. All other customers will have this option beginning in January 1999. In determining whether any credit should be provided by the utility to firms providing customers with revenue cycle services, and the amount of any such credit, the CPUC has indicated that it is appropriate to "net" the cost incurred by the utility and the cost avoided by the utility as a result of such services being provided by the other firm rather than by the utility. The unbundling of revenue cycle services is likely to expose SCE to the loss of revenue, higher stranded costs and a reduction in revenue security. SCE is reviewing the potential effect of these decisions on its results of operations and financial condition.

PBR - In 1993, SCE filed for a PBR mechanism to determine most of its revenue (excluding fuel). The filing was subsequently divided between
transmission and distribution (T&D) and power generation.   With the
CPUC's 1995 restructuring decision and the passage of restructuring legislation in 1996, the majority of power generation ratemaking (primarily fossil-fueled and nuclear) was assigned to other mechanisms.

In July 1996, SCE filed a PBR proposal for its hydroelectric plants and a proposed structure for performance-based local reliability contracts for certain fossil-fueled plants. In April 1997, a CPUC interim order determined that the proposed structure for the fossil-fueled plants' local reliability contracts should be determined by the ISO, and therefore would be under the FERC's jurisdiction. A FERC decision is expected by year-end 1997. In June 1997, the CPUC determined that a hydroelectric PBR was no longer critical to the restructuring process and asked SCE to make a compliance filing to determine the revenue requirement necessary for hydroelectric generation operations. It is anticipated that the difference between the CPUC-determined hydroelectric revenue requirement and the market revenue from hydroelectric generation would flow through the CTC mechanism. A final CPUC decision is expected by year-end 1997.

In September 1996, the CPUC adopted a non-generation or T&D PBR mechanism for SCE which began on January 1, 1997. According to the CPUC decision, beginning in 1998, the transmission portion is to be separated from non-generation PBR and subject to ratemaking under the rules of the FERC. The distribution-only PBR will extend through December 2001. Key elements of the non-generation PBR include: T&D rates indexed for inflation based on the Consumer Price Index less a productivity factor; elimination of the kilowatt-hour sales adjustment; adjustments for cost changes that are not within SCE's control; a cost of capital trigger mechanism based on changes in a bond index; standards for service reliability and safety; and a net revenue-sharing mechanism that determines how customers and shareholders will share gains and losses from T&D operations.

Divestiture - In November 1996, SCE filed an application with the CPUC to voluntarily divest, by auction, all of its oil- and gas-fueled generation assets. This application builds on SCE's March 1996 plan which outlined how SCE proposed to divest 50% of these assets. Under the new proposal, SCE would continue to operate and maintain the divested power plants for at least two years following their sale, as mandated by the recent restructuring legislation. In addition, SCE would offer workforce transition programs to those employees who may be impacted by divestiture-related job reductions. SCE's proposal is contingent on the overall electric industry restructuring implementation process continuing on a satisfactory path. CPUC approval of the oil-and gas-fueled generation divestiture was requested for late 1997.

CTC - Recovery of costs to transition to a competitive market would be implemented through a non-bypassable CTC. This charge would apply to all customers who were using or began using utility services on or after the December 20, 1995, decision date. In August 1996, in compliance with the CPUC's restructuring decision, SCE filed its application to estimate its 1998 transition costs. In October 1996, SCE amended its transition cost filing to reflect the effects of the legislation enacted in September 1996. Under the rate freeze codified in the legislation, the CTC will be determined residually (i.e., after subtracting other cost components for the PX, T&D, nuclear decommissioning and public benefit programs). Nevertheless, the CPUC directed that the amended application provide estimates of SCE's potential transition costs from 1998 through 2030. SCE provided two estimates between approximately $13.1 billion (1998 net present value) assuming the fossil plants have a market value equal to their net book value, and $13.8 billion (1998 net present value) assuming the fossil plants have no market value. These estimates are based on incurred costs, and forecasts of future costs and assumed market prices. However, changes in the assumed market prices could materially affect these estimates. The potential transition costs are comprised of: $7.5 billion from SCE's qualifying facility contracts, which are the direct result of legislative and regulatory mandates; and $5.6 billion to $6.3 billion from costs pertaining to certain generating plants and regulatory commitments consisting of costs incurred (whose recovery has been deferred by the CPUC) to provide service to customers. Such commitments include the recovery of income tax benefits previously flowed-through to customers, postretirement benefit transition costs, accelerated recovery of San Onofre and Palo Verde and certain other costs. In February 1997, SCE filed an update to the CTC filing to reflect approval by the CPUC of settlements regarding ratemaking for SCE's share of Palo Verde and the buyout of a power purchase agreement, as well as other minor data updates. No substantive changes in the total CTC estimates were included. This issue has been separated into two phases: Phase 1 captures the ratemaking issues and Phase 2 the quantification issues. Hearings on Phase 1 were held in December 1996 and a decision was issued on June 11, 1997, which, among other things, required the establishment of a transition cost balancing account and annual transition cost proceedings, set a market rate forecast for 1998 transition costs, and required that generation-related regulatory assets be amortized ratably over a 48-month period. Hearings on Phase 2 were held in May and June 1997. A decision on Phase
2 is expected in the fourth quarter of 1997.

Accounting for Generation-Related Assets - If the CPUC's electric industry restructuring plan is implemented as outlined above, SCE would be allowed to recover its CTC through non-bypassable charges to its distribution customers (although its investment in certain generation assets would be subject to a lower authorized rate of return).

As previously reported, since November 1996, SCE and the other major California electric utilities have been engaged in discussions with the Securities and Exchange Commission staff regarding the proper application of regulatory accounting standards in light of the electric industry restructuring legislation enacted by the State of California in September 1996 and the CPUC's electric industry restructuring plan. This issue was placed on the agenda of the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) during April 1997 and a final consensus was reached at the July EITF meeting.

If, as expected, this consensus is formally issued by the EITF, SCE will be required to discontinue application of these regulatory accounting standards immediately for its generation-related operations. The net plant investment related to these operations is approximately $5.0 billion. SCE will not be required to write off any of its generation-related assets, including regulatory assets of approximately $800 million at June 30, 1997. SCE will retain these assets on its balance sheet because the legislation and restructuring plan referred to above make probable their recovery through a non-bypassable CTC to distribution customers. These regulatory assets relate primarily to the recovery of accelerated income tax benefits previously flowed-through to customers, purchased power contract termination payments, unamortized losses on reacquired debt, and the recovery of amounts deferred under the Palo Verde rate phase-in plan. The consensus reached at the July EITF meeting also permits the recording of new generation-related assets during the transition period that are probable of recovery through the CTC mechanism.

If during the transition period events were to occur that made the recovery of these generation-related regulatory assets no longer probable, SCE would be required to write off the remaining balance of such assets as a one-time, non-cash charge against earnings. If such a write-off were to be required, SCE believes that it should not affect the recovery of stranded costs provided for in the legislation and restructuring plan.

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

FERC Restructuring Decision

In April 1996, the FERC issued its decision on stranded cost recovery and open access transmission, effective July 1996. The decision, reaffirmed in a March 1997 FERC order, requires all electric utilities subject to the FERC's jurisdiction to file transmission tariffs which provide competitors with increased access to transmission facilities for wholesale transactions and also establishes information requirements for the transmission utility. The decision also provides utilities with the opportunity to recover stranded costs associated with existing wholesale customers, retail-turned-wholesale customers and retail wheeling when the state regulatory body does not have authority to address retail stranded costs. Even though the CPUC is currently addressing stranded cost recovery through the CTC proceedings, the FERC has also asserted primary jurisdiction over the recovery of stranded costs associated with retail-turned-wholesale customers, such as a new municipal electric system or a municipal annexation. However, the FERC did clarify that it does not intend to prevent or interfere with a state's authority and that it has discretion to defer to a state stranded-cost-calculation method. In January 1997, the FERC accepted the open access transmission tariff SCE filed in compliance with the April 1996 decision. The rates included in the tariff are being collected subject to refund. In May 1997, SCE filed a revised open access tariff to reflect the few revisions set forth in the March 1997 order.


ENVIRONMENTAL PROTECTION

Edison International is subject to numerous environmental laws and regulations, which require it to incur substantial costs to operate existing facilities, construct and operate new facilities, and mitigate or remove the effect of past operations on the environment.

As further discussed in Note 2 of the Consolidated Financial Statements, Edison International records its environmental liabilities when site assessments and/or remedial actions are probable and a range of reasonably likely cleanup costs can be estimated. Edison International reviews its sites and measures the liability quarterly, by assessing a range of reasonably likely costs for each identified site. Unless there is a probable amount, Edison International records the lower end of this range of costs.

In connection with the issuance of the San Onofre Units 2 and 3 operating permits, SCE reached agreement with the California Coastal Commission in 1991 to restore certain marine mitigation sites. The restorations include two sites incorporating particular wetlands and the construction of an artificial kelp reef off the California coast. After SCE requested certain modifications to the agreement, the Coastal Commission issued a final ruling in April 1997 to reduce the scope of remediation required at these two sites. SCE elected to pay for the costs of marine mitigation in lieu of placing the funds into a trust. Rate recovery of these costs is occurring through the San Onofre incentive pricing plan.

Edison International's recorded estimated minimum liability to remediate its 55 identified sites is $186 million, which includes $75 million for the two sites discussed above. One of SCE's sites, a former pole-treating facility, is considered a federal Superfund site and represents 43% of Edison International's recorded liability. The ultimate costs to clean up Edison International's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process. Edison International believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $245 million. The upper limit of this range of costs was estimated using assumptions least favorable to Edison International among a range of reasonably possible outcomes.

The CPUC allows SCE to recover environmental-cleanup costs at 42 of its sites, representing $99 million of Edison International's recorded liability, through an incentive mechanism (SCE may request to include additional sites). Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs from insurance carriers and other third parties. SCE has successfully settled insurance claims with all responsible carriers. Costs incurred at SCE's remaining sites are expected to be recovered through customer rates. SCE has recorded a regulatory asset of $160 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates. This amount includes $60 million of marine mitigation costs remaining to be recovered through the San Onofre incentive pricing plan.

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

SAN ONOFRE STEAM GENERATOR TUBES

The San Onofre Units 2 and 3 steam generators have performed relatively well through the first 15 years of operation, with low rates of ongoing steam generator tube degradation. However, during the Unit 2 scheduled refueling and inspection outage, which was completed in Spring 1997, an increased rate of tube degradation was identified, resulting in removing 1.8% of the tubes from service. The cumulative total of Unit 2's tubes removed from service is now 5.5%, well below the maximum 10% allowed in the steam generator design before the rating capacity of the unit must be reduced. As a result of the increased degradation, a mid-cycle inspection outage will be conducted in 1998 for Unit 2.

During Unit 3's refueling outage, which was completed in July 1997, inspections of structural supports for steam generator tubes identified several areas where the thickness of the supports had been reduced, apparently by erosion during normal plant operation. As a result, a mid-cycle outage is planned for 1998. However, during Unit 2's Spring 1997 inspection outage, similar tube supports showed no signs of such erosion.

NEW EARNINGS PER SHARE STANDARD

A new accounting pronouncement establishes standards for computing and presenting earnings per share. The standard must be implemented for year-end 1997 financial reports and, in some instances, will require restatement of prior-period earnings per share data; earlier application of the standard is not permitted. The standard will not have any effect on Edison International's basic earnings per share, which replaces primary earnings per share.

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

Southern California Edison Company

                                            QF Litigation

On May 20, 1993, four geothermal QFs filed a lawsuit against Southern California Edison Company (SCE) in Los Angeles County Superior Court, claiming that SCE underpaid, and continues to underpay, the plaintiffs for energy. SCE denied the allegations in its response to the complaint. The action was brought on behalf of Vulcan/BN Geothermal Power Company, Elmore L.P., Del Ranch L.P. and Leathers L.P., each of which was partially owned by a subsidiary of Edison Mission Energy (a subsidiary of Edison International) at the time of filing. In April 1996, Edison Mission Energy's 50% share in these projects was sold to CalEnergy. In October 1994, plaintiffs submitted an amended complaint to the court to add causes of action for unfair competition and restraint of trade. In July 1995, after several motions to strike had been heard by the court, the plaintiffs served a fourth amended complaint, which omitted the previous claims based on alleged restraint of trade. The plaintiffs allege in the fourth amended complaint that past underpayments have totaled at least $21 million. In other court filings, plaintiffs contend that additional contract payments owing from the beginning of the alleged underpayments through the end of the contract term could total approximately $60 million. Plaintiffs also seek unspecified punitive damages and an injunction to enjoin SCE from "future" unfair competition. After SCE's motion to strike portions of the fourth amended complaint was denied, SCE filed an answer to the fourth amended complaint which denies its material allegations.

On May 1, 1996, the parties entered into an agreement for a settlement of all claims in dispute. Pursuant to the agreement, the specific terms of which are confidential, a settlement amount has been paid and the parties have entered into mutual general releases, with respect to the period before January 1, 1996. SCE intends to seek recovery of this payment through rates. SCE has also agreed, subject to California Public Utilities Commission (CPUC) approval, to increase payments to plaintiffs for specified levels of energy deliveries for the period after December 31, 1995. Plaintiffs have reserved the right to continue the litigation with respect to the period after December 31, 1995, if CPUC approval is not obtained. On August 8, 1996, SCE filed its application with the CPUC for approval of the settlement as it pertains to the period after 1995.
On December 20, 1996, the CPUC's Office of Ratepayer Advocates (ORA) filed a protest to the application. In its protest, the ORA requests that the

CPUC not grant the application or, in the alternative, that the CPUC conduct hearings on the application. On January 17, 1997, SCE filed a reply to the ORA's request. On February 27, 1997, a prehearing conference was held, at which time SCE's application was set for hearing to start on April 23, 1997. This hearing date was subsequently vacated by the assigned administrative law judge due to ongoing discussions to resolve issues raised by ORA's protest. As a result of those discussions, SCE and the ORA entered into a stipulation and agreement (Stipulation) effective July 11, 1997. In the Stipulation, the ORA agrees to withdraw its protest and support SCE's application in return for SCE's agreement that the cost recovery issues presented in the application may be transferred for a decision in SCE's 1992 Energy Cost Adjustment Clause
(ECAC) proceeding, where related issues are currently pending. The Stipulation further provides for SCE and the ORA to file a joint motion for approval of the Stipulation, which SCE expects to file in August 1997. In light of the Stipulation, plaintiffs and SCE have entered into two amendments to the May 1, 1996, settlement agreement. The first amendment provides for the post-1995 portion of the settlement to become effective through 1997 upon CPUC approval consistent with the Stipulation. The second amendment provides for plaintiffs to dismiss the lawsuit without prejudice pending final CPUC resolution of the issues raised by SCE's application. Accordingly, the application remains pending but without a hearing date.

                                     Wind Generators' Litigation

Between January 1994 and October 1994, SCE was named as a defendant in a series of eight lawsuits brought by independent power producers of wind generation. Seven of the lawsuits were filed in Los Angeles County Superior Court and one was filed in Kern County Superior Court. The lawsuits allege SCE incorrectly interpreted contracts with the plaintiffs by limiting fixed energy payments to a single 10-year period rather than beginning a new 10-year period of fixed energy payments for each stage of development. In its responses to the complaints, SCE denied the plaintiffs' allegations. In each of the lawsuits, the plaintiffs seek declaratory relief regarding the proper interpretation of the contracts. Plaintiffs allege a combined total of approximately $189 million in damages, which includes consequential damages claimed in seven of the eight lawsuits. On March 1, 1995, the court in the lead Los Angeles Superior Court case granted the plaintiffs' motion seeking summary adjudication that the contract language in question is not reasonably susceptible to SCE's position that there is only a single, 10-year period of fixed payments. Following the March 1 ruling, a ninth lawsuit was filed in the Los Angeles Superior Court raising claims similar to those alleged in the first eight. SCE subsequently responded to the complaint in the new lawsuit by denying its material allegations. On April 5, 1995, SCE filed a petition for Writ of Mandate, Prohibition or Other Appropriate Relief, requesting that the Court of Appeal of the State of California, Second Appellate District issue a writ directing the Los Angeles Superior Court to vacate its March 1 order granting summary adjudication. In a decision filed August 9, 1995, the Court of Appeal issued a writ directing that the order be overturned, and a new order be entered denying the motion. In light of the Court of Appeal decision in the lead Los Angeles case, a summary adjudication motion in the Kern County case was withdrawn. On March 25, 1996, pursuant to a court-approved stipulation, all but one of the cases were consolidated for trial in Los Angeles Superior Court. Shortly thereafter, on April 3, 1997, pursuant to stipulation of the parties, the Kern County case was ordered to be coordinated with the Los Angeles cases so that it too will be tried in Los Angeles. Trial of the consolidated cases, beginning with the lead case, commenced on March 10, 1997. The consolidated cases are to be tried one after another in bifurcated fashion with the liability phase of each and all of the cases to be tried before commencement of the damages phase, if applicable. Testimony and arguments in the liability phase of the lead case concluded on May 20, 1997 and is currently under submission. No trial date has been set for the single case not consolidated for trial with the others.

                            Electric and Magnetic Fields (EMF) Litigation

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

A second lawsuit was filed in Orange County Superior Court and served on SCE in January 1995. This lawsuit arises out of the same fact situation as the June 1994 lawsuit described above and involves the same defendants. There are four named plaintiffs, two of whom were formerly employed by Grubb & Ellis and now allegedly have various forms of cancer. The other two plaintiffs are the spouses of those two individuals. No specific damage amounts are alleged in the complaint, but supplemental documentation prepared by the plaintiffs indicates that plaintiffs will allege compensatory damages of approximately $13.5 million, plus unspecified punitive damages. On April 18, 1995, Grubb & Ellis filed a cross-complaint against the other co-defendants, requesting indemnification and declaratory relief concerning the rights and responsibilities of the parties. Although stayed for a time pending appellate review of sanctions imposed against plaintiffs' attorneys by the trial court, the case has been remanded back to the trial court following the Court of Appeal's decision modifying the sanctions order. To date, no further proceedings have been scheduled.

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

                                San Onofre Personal Injury Litigation

An SCE engineer employed at San Onofre died in 1991 from cancer of the abdomen. On February 6, 1995, his children sued SCE and San Diego Gas & Electric (SDG&E), as well as Combustion Engineering, the manufacturer of the fuel rods for the plant, in the U.S. District court for the Southern District of California. Plaintiffs alleged that the former employee's illness resulted from, and was aggravated by, exposure to radiation at San Onofre, including contact with radioactive fuel particles released from failed fuel rods. Plaintiffs sought unspecified compensatory and punitive damages. On April 3, 1995, the court granted the defendants' motion to dismiss 14 of the plaintiffs' 15 claims. SCE's April 20, 1995, answer to the complaint denied all material allegations. On October 10, 1995, the court granted plaintiffs' motion to include the Institute of Nuclear Power Operations (an organization dedicated to achieving excellence in nuclear power operations) as a defendant in the suit. On December 7, 1995, the court granted SCE's motion for summary judgment on the sole outstanding claim against it, basing the ruling on the worker's compensation system being the exclusive remedy for the claim. Plaintiffs have appealed this ruling to the Ninth Circuit Court of Appeals. All trial court proceedings have been stayed pending the ruling of the Court of Appeals. The impact on SCE, if any, from further proceedings in this case against the remaining defendants cannot be determined at this time.

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

On November 17, 1995, an SCE employee and his wife sued SCE in the U.S. District Court for the Southern District of California. Plaintiffs also named Combustion Engineering, the manufacturer of the fuel rods for the San Onofre plant. The employee worked for SCE at San Onofre from 1981 to 1990. Plaintiffs alleged that the employee transported radioactive byproducts on his person, clothing and/or tools to his home where his wife was then exposed to radiation that caused her leukemia. Plaintiffs seek unspecified compensatory and punitive damages. SCE's December 19, 1995, partial answer to the complaint denied all material non-employment related allegations. SCE's motion to dismiss the employee's employment related allegations based on worker's compensation exclusivity was granted on March 19, 1996. The employee's wife died on August 15, 1996. On September 20, 1996, the complaint was amended to allege wrongful death and to add the employee's two children as plaintiffs. SCE's motion for summary judgment was denied on April 9, 1997. The trial in this case is scheduled to begin on November 24, 1997.

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

On October 25, 1996, the organization and individuals who sought to intervene and/or object to the Consent Decree served notice of appeal from the court's orders denying intervention and approving the Consent Decree. The Court of Appeals ordered that the appellants file their opening brief by March 12, 1997, and that appellees file any responsive brief by April 11, 1997. Appellants moved for an extension of time to file their opening brief, and appellees filed a joint motion to dismiss the appeal for lack of prosecution. On April 29, 1997, the motion was granted, and the appeal was dismissed.

                                       Oil Pipeline Litigation

On November 1, 1996, plaintiff, a crude oil pipeline company, filed a lawsuit against SCE and the City of Los Angeles (the City) in the United States District Court for the Central District of California claiming that SCE and the City had interfered with its attempt to construct a proposed 132-mile oil pipeline (Pacific Pipeline) designed to transport oil from the San Joaquin Valley and Santa Barbara to the Los Angeles refineries.

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

On June 30, 1997, SCE filed an answer to the complaint denying the substantive allegations and raising appropriate defenses.

                                      Environmental Settlement

In July 1997, SCE reached a settlement with the San Bernardino County Fire Department of alleged violations of environmental laws and regulations in connection with the 1995 decommissioning of acid and caustic tanks at one of its sites. The settlement calls for SCE to pay $150,000 in penalties and $7,832 in costs, for a total payment to the San Bernardino County Fire Department of $157,832.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         23.    Consent of Independent Public Accountants

         27.    Financial Data Schedule

(b)      Reports on Form 8-K:

         May 21, 1997        Item 5.  Other Events
                             Edison International adopted a new program to repurchase $1.5 Billion worth of outstanding shares of its common stock.

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

August 12, 1997