Form 10-K/A
period 1996-12-31
EDISON INTERNATIONAL
filed 1997-10-17
CIK 827052

                                 SECURITIES AND EXCHANGE COMMISSION
                                       Washington, D.C. 20549

                                             FORM 10-K/A

                                           AMENDMENT NO. 1

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended                     December 31, 1996
                                   ---------------------------------------
                                         Commission File Number 1-9936

                                        EDISON INTERNATIONAL
                       (Exact name of registrant as specified in its charter)


                California                                 95-4137452
      (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                   Identification No.)

         2244 Walnut Grove Avenue                         (626) 302-2222
           Rosemead, California          91770      (Registrant's telephone
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

                             EDISON INTERNATIONAL

                                 FORM 10-K/A


The undersigned registrant hereby amends its 1996 Form 10-K solely for the purpose of including the following information previously omitted from
Exhibit 13 (Selected Portions of 1996 Annual Report to Shareholders):

1. "Shareholder Information" on page 51 of Edison International's Annual Report to Shareholders for the year ended December 31, 1996 ("Annual Report"); and

2. "Selected Financial and Operating Date: 1992 - 1996" on page 50 of the Annual Report

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    EDISON INTERNATIONAL
                                        (Registrant)


                                    By:    THEODORE F. CRAVER, JR.
                                         -----------------------------
                                           THEODORE F. CRAVER, JR.
                                          Vice President & Treasurer







Date:  October 16, 1997





                                            EXHIBIT INDEX



Exhibit
Number               Description
-------              -----------

13. Selected portions of the Annual Report to Shareholders for year ended December 31, 1996