Form 10-K
period 1997-12-31
EDISON INTERNATIONAL
filed 1998-03-25
CIK 827052

PAGE

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                      FORM 10-K


/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended                December 31, 1997
                              ---------------------------------------
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

          Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
Title of each class                                     on which registered
-------------------                                    ---------------------
Common Stock                                           New York and Pacific



       Securities registered pursuant to Section 12(g) of the Act: None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.  [   ]

The aggregate market value of registrant's voting stock held by non-affiliates was approximately $11,044,875,684.40 on or about March 23, 1998, based upon prices reported on the New York Stock Exchange. As of 1998, there were 368,929,897 shares of Common Stock outstanding.

                        DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the following documents listed below have been incorporated by reference into the parts of this report so indicated.

(1)     Designated portions of the Annual Report
        to Shareholders for the year ended
        December 31, 1997 . . . . . . . . . . . . . . . .Parts I, II and IV
(2)     Designated portions of the Joint Proxy
        Statement relating to registrant's 1998
        Annual Meeting of Shareholders. . . . . . . . . .Part III
PAGE

                             TABLE OF CONTENTS

Item                                                                   Page
----                                                                   ----
                                    Part I

1.      Business.  . . . . . . . . . . . . . . . . . . . . . . . . . .   1
        Business of Edison International.  . . . . . . . . . . . . . .   1
           Competitive Environment. . . . .. . . . . . . . . . . . . .   1
           Regulation of Edison International  . . . . . . . . . . . .   1
           Environmental Matters. . . . . . .  . . . . . . . . . . . .   3
        Business of SCE . . . . . . . . . . .  . . . . . . . . . . . .   5
           Competitive Environment. . . . . .  . . . . . . . . . . . .   6
           Regulation of SCE. . . . . . . . .  . . . . . . . . . . . .  12
           Rate Matters . . . . . . . . . . .  . . . . . . . . . . . .  13
           Fuel Supply and Purchased Power Costs . . . . . . . . . . .  17
           Year 2000 Issue. . . . . . . . . . .  . . . . . . . . . . .  18
        Business of the Nonutility Companies. .  . . . . . . . . . . .  19
2.      Properties of SCE . . . . . . . . . . . .  . . . . . . . . . .  23
           Existing Utility Generating Facilities  . . . . . . . . . .  23
           SCE Construction Program and Capital Expenditures.  . . . .  24
           Nuclear Power Matters . . . . . . . . . . . . . . . . . . .  25
3.      Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . .  28
           Tradename Litigation  . . . . . . . . . . . . . . . . . . .  28
           PMNC Litigation . . . . . . . . . . . . . . . . . . . . . .  28
           Qualifying Facilities Litigation  . . . . . . . . . . . . .  28
           Wind Generators' Litigation . . . . . . . . . . . . . . . .  29
           Geothermal Generators' Litigation . . . . . . . . . . . . .  30
           Electric and Magnetic Fields (EMF) Litigation . . . . . . .  31
           San Onofre Personal Injury Litigation . . . . . . . . . . .  32
           Oil Pipeline Litigation . . . . . . . . . . . . . . . . . .  34
           False Claims Act Litigation . . . . . . . . . . . . . . . .  34
           Mohave Generating Station Environmental Litigation  . . . .  34
4.      Submission of Matters to a Vote of Security Holders  . . . . .  35
        Executive Officers of the Registrant . . . . . . . . . . . . .  35

                                   Part II

5.      Market for Registrant's Common Equity and Related
           Stockholder Matters . . . . . . . . . . . . . . . . . . . .  40
6.      Selected Financial Data  . . . . . . . . . . . . . . . . . . .  40
7.      Management's Discussion and Analysis of Results of
           Operations and Financial Condition  . . . . . . . . . . . .  40
8.      Financial Statements and Supplementary Data  . . . . . . . . .  40
9.      Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure . . . . . . . . . . . .  40

                                   Part III

10.     Directors and Executive Officers of the Registrant . . . . . .  40
11.     Executive Compensation . . . . . . . . . . . . . . . . . . . .  40
12.     Security Ownership of Certain Beneficial Owners and
           Management  . . . . . . . . . . . . . . . . . . . . . . . .  40
13.     Certain Relationships and Related Transactions . . . . . . . .  41

                                   Part IV

14.     Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . .  41
           Report of Independent Public Accountants on Supplemental
           Schedules . . . . . . . . . . . . . . . . . . . . . . . . .  42
           Supplemental Schedules  . . . . . . . . . . . . . . . . . .  43
           Signatures  . . . . . . . . . . . . . . . . . . . . . . . .  48
           Exhibit Index . . . . . . . . . . . . . . . . . . . . . . .  49
PAGE

                                   PART I


In this form 10-K, Edison International uses the words estimates, expects, anticipates, believes, and other similar expressions that are intended to identify forward-looking information that involves risks and uncertainties. Actual results or outcomes could differ materially as a result of such important factors as further actions by state and federal regulatory bodies setting rates and implementing the restructuring of the electric utility industry; the effects of new laws and regulations relating to restructuring and other matters; the effects of increased competition in the electric utility business, including the beginning of direct customer access to retail energy suppliers and the unbundling of revenue cycle services such as metering and billing; changes in prices of electricity and fuel costs; changes in market interest or currency exchange rates; foreign currency devaluations; new or increased environmental liabilities; and other unforeseen events.

Item 1.  Business

Business of Edison International

Edison International was incorporated on April 20, 1987, under the laws of the State of California for the purpose of becoming the parent holding company of Southern California Edison Company (SCE), a California public utility corporation. As of December 31, 1997, Edison International owned all of the issued and outstanding common stock of SCE and of other subsidiaries engaged in nonutility businesses (Nonutility Companies). These Nonutility Companies are: Edison Mission Energy (EME), which is engaged in developing, acquiring, owning and operating electric power generation facilities worldwide; Edison Capital, a provider of capital and financial services for energy and infrastructure projects; Mission Land Company (Mission Land), which is in the business of managing and selling real estate projects; and Edison Enterprises, which provides integrated energy services, electric charging, utility outsourcing, and consumer products and services.

Edison International is engaged in the business of holding for investment the stock of its subsidiaries. At year-end 1997, SCE had 12,642 full-time employees. At year-end 1997, Edison International had 20 full-time employees, Edison Mission Energy had 1,140 full-time employees, Edison Capital had 85 full-time employees, and Edison Enterprises had 218 full-time employees.

The principal executive offices of Edison International are located at 2244 Walnut Grove Avenue, Rosemead, California 91770, and its telephone number is (626) 302-2222.

                          Competitive Environment

SCE currently operates in a highly regulated environment in which it has an obligation to deliver electric service to customers in return for an exclusive franchise within its service territory. This regulatory environment is changing. The generation sector has experienced competition from nonutility power producers and regulators are restructuring California's electric utility industry. (See "Business of SCE--Competitive Environment" below for a description of these changes.)

                     Regulation of Edison International

Edison International and its subsidiaries are exempt from all provisions, except Section 9(a)(2), of the Public Utility Holding Company Act of 1935 (Holding Company Act) on the basis that Edison International and SCE are incorporated in the same state and their business is predominately intrastate in character and carried on substantially in the state of incorporation. It is necessary for Edison International to file an annual exemption statement with the SEC, and the exemption may be revoked by the SEC upon a finding that the exemption may be detrimental to the public interest or the interest of investors or consumers. Edison International has no intention of becoming a registered holding company under the Holding Company Act.

Edison International is not a public utility under the laws of the State of California and is not subject to regulation as such by the California Public Utilities Commission (CPUC). (See "Business of SCE--Regulation of SCE" below for a description of the regulation of SCE by the CPUC.) However, the CPUC decision authorizing SCE to reorganize into a holding company structure contains certain conditions, which, among other things, ensure the CPUC access to books and records of Edison International and its affiliates which relate to transactions with SCE; require Edison International and its subsidiaries to employ accounting and other procedures and controls to ensure full review by the CPUC and to protect against subsidization of nonutility activities by SCE's customers; require that all transfers of market, technological or similar data from SCE to Edison International or its affiliates be made at market value; preclude SCE from guaranteeing any obligations of Edison International without prior written consent from the CPUC; provide for royalty payments to be paid by Edison International or its subsidiaries in connection with the transfer of product rights, patents, copyrights or similar legal rights from SCE; and prevent Edison International and its subsidiaries from providing certain facilities and equipment to SCE except through competitive bidding. In addition, the decision provides that SCE shall maintain a balanced capital structure in accordance with prior CPUC decisions, that SCE's dividend policy shall continue to be established by SCE's Board of Directors as though SCE were a comparable stand-alone utility company, and that the capital requirements of SCE, as determined to be necessary to meet SCE's service obligations, shall be given first priority by the Boards of Directors of Edison International and SCE.

On December 16, 1997, the CPUC adopted a decision which established new rules governing the relationship between California's natural gas local distribution companies, electric utilities and certain of their affiliates. While SCE and its affiliates have been subject to affiliate transaction rules since the establishment of its holding company structure in 1988, these new rules are more detailed and restrictive. On December 31, 1997, SCE filed a preliminary Compliance Plan which set forth SCE's implementation of the new affiliate transaction rules. This preliminary Compliance Plan was supplemented by an additional filing made on January 30, 1998. A CPUC resolution is expected on SCE's Compliance Plan during the second quarter of 1998.

For purposes of an electric utility, such as SCE, these new rules apply to all utility transactions with affiliates engaging in the provision of a product that uses electricity or the provision of services that relate to the use of electricity. Edison International is not subject to these new affiliate transaction rules and will continue to be subject to the prior rules. The new affiliate transaction rules are structured to address what the CPUC perceives as market power and cross-subsidization concerns arising out of the new competitive electricity market in California.
These new rules are categorized into nondiscrimination standards, disclosure and information standards, and separation standards. In addition, the new rules set forth requirements and restrictions on the utility's offering of certain products and services.

Edison International believes that the implementation of these new affiliate transaction rules will not materially affect its results of operation or financial position.

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

The Clean Air Act (CAA) provides the statutory framework to implement a program for achieving national ambient air quality standards in areas exceeding such standards and provides for maintenance of air quality in areas already meeting such standards.

The CAA as amended in 1990, and as implemented within the South Coast Air Quality Management District (SCAQMD) and other districts within California required SCE to reduce emissions of oxides of nitrogen from its generating stations. SCE is selling all of its oil- and gas-fueled generating stations within the SCAQMD, the Mohave Desert Air Quality Management District, Ventura County Air Pollution Control District, and the Santa Barbara County Air Pollution Control District, with an expected sale closure date for 11 of the 12 generating stations being sold by March 31, 1998 (the twelfth plant is expected to be sold in 1998). It is expected that after the generating stations' sale closure dates, under operations and maintenance contracts with the individual owners, SCE will operate those facilities that are kept in operation as active generating stations. SCE operations of the stations it gains contracts for, will be under the direction and expense of the new owners. SCE will be responsible for maintaining the environmental permits of the plants. However, the new owners, not SCE, will be responsible for the purchase and installation of emissions control equipment, and sufficient trading credits required for the plants under the Regional Clean Air Incentives Market within the SCAQMD.

The CAA does not require any significant additional emissions control expenditures that are identifiable at this time. The Environmental Protection Agency (EPA) plans to issue its final rulemaking regarding regional haze regulations in late 1998. Also, the EPA and SCE will conclude a cooperative tracer study of sulfur dioxide emissions from the Mohave Generating Station (Mohave) in mid- to late-1998. The study is evaluating potential impact from Mohave emissions on haze within the Grand Canyon National Park. The extent to which these two activities may require sulfur dioxide or particulate emissions reductions at the Mohave is not known. The acid rain provisions of the amended CAA also put an annual limit on sulfur dioxide emissions allowed from power plants. SCE has received more sulfur dioxide allowances than it requires for its projected operations. Until more definite information on tracer study results are available, SCE expects to meet all the present regulations through improved operations at the plant.

On February 19, 1998, the Sierra Club and the Grand Canyon Trust filed suit against SCE and the other co-owners of Mohave in the U.S. District Court of Nevada alleging violations over the last five years of the CAA, the Nevada State Implementation Plan, and applicable air quality permits relating to opacity and sulfur dioxide emission limits. SCE, on behalf of the co-owners, will provide a timely response in defense of the suit.

The CAA also requires the EPA to carry out a three-year study of risk to public health from the emissions of toxic air contaminants from electric utility steam generating plants, and to regulate such emissions only if required. The study has not been finalized by the EPA to date.

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

The Resource Conservation and Recovery Act (RCRA) provides the statutory authority for the EPA to implement a regulatory program for the safe treatment, recycling, storage and disposal of solid and hazardous wastes. There is an unresolved issue regarding the degree to which coal wastes should be regulated under the RCRA. Increased regulation may result in an increase in expenses related to the operation of Mohave.

The Toxic Substances Control Act and accompanying regulations govern the manufacturing, processing, distribution in commerce, use and disposal of polychlorinated biphenyls, a toxic substance used in certain electrical equipment (PCB waste). Current costs for disposal of PCB waste are immaterial.

Edison International records its environmental liabilities when site assessments and/or remedial actions are probable and a range of reasonably likely cleanup costs can be estimated. Edison International reviews its sites and measures the liability quarterly, by assessing a range of reasonably likely costs for each identified site using currently available information, including existing technology, presently enacted laws and regulations, experience gained at similar sites, and the probable level of involvement and financial condition of other potentially responsible parties. These estimates include costs for site investigations, remediation, operations and maintenance, monitoring and site closure. Unless there is a probable amount, Edison International records the lower end of this reasonably likely range of costs (classified as other long-term liabilities at discounted amounts). While Edison International has numerous insurance policies that it believes may provide coverage for some of these liabilities, it does not recognize recoveries in its financial statements until they are realized.

In connection with the issuance of the San Onofre Nuclear Generating Station Units 2 and 3 operating permits, SCE reached an agreement with the California Coastal Commission in 1991 to restore certain marine mitigation sites. The restorations include two sites: designated wetlands and the construction of an artificial reef for kelp off the California coast. After SCE requested certain modifications to the agreement, the California Coastal Commission issued a final ruling in April 1997 to reduce the scope of remediations. SCE elected to pay for the costs of marine mitigation in lieu of placing the funds into a trust. Recovery of these costs is occurring through the San Onofre incentive pricing plan.

Edison International's recorded estimated minimum liability to remediate its 51 identified sites (50 at SCE and one at EME) is $178 million, which includes $75 million for the two sites discussed above. The ultimate costs to clean up Edison International's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. Edison International believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $246 million. The upper limit of this range of costs was estimated using assumptions least favorable to Edison International among a range of reasonably possible outcomes.

The CPUC allows SCE to recover environmental-cleanup costs at 41 of its sites, representing $91 million of its recorded liability, through an incentive mechanism (SCE may request to include additional sites). Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs from insurance carriers and other third parties. SCE has successfully settled insurance claims with all responsible carriers. Costs incurred at SCE's remaining sites are expected to be recovered through customer rates. SCE has recorded a regulatory asset of $153 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates. This amount includes $60 million of marine mitigation costs remaining to be recovered through the San Onofre incentive pricing plan.

Edison International's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that Edison International may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can now be made for these sites.

Edison International expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $4 million to $10 million. Recorded costs for 1997 were $10 million.

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

Edison International's projected capital expenditures to protect the environment are $820 million for the 1998-2002 period mainly for aesthetics treatment, including undergrounding certain transmission and distribution lines.

Business of SCE

SCE was incorporated under California law in 1909. SCE is a public utility primarily engaged in the business of supplying electric energy to a 50,000 square-mile area of Central and Southern California, excluding the City of Los Angeles and certain other cities. This area includes some 800 cities and communities and a population of more than 11 million people. SCE had 12,642 full-time employees at year-end 1997. During 1997, 38% of SCE's total operating revenue was derived from residential customers, 38% from commercial customers, 12% from industrial customers, 7% from public authorities, 4% from agricultural and other customers and 1% from resale customers. SCE comprises the major portion of the assets and revenue of Edison International, its parent holding company.

                          Competitive Environment

As previously discussed, SCE's regulatory environment is undergoing change. The following is a discussion of the changes affecting SCE in its transition to a new market structure.

California Electric Utility Restructuring

Restructuring Decision - The CPUC's December 1995 decision on restructuring California's electric utility industry started the transition to a new market structure, which is expected to provide competition and customer choice and is scheduled to begin March 31, 1998. Key elements of the CPUC's restructuring decision included: creation of an independent power exchange (PX) and independent system operator (ISO); availability of direct customer access and customer choice; performance-based ratemaking (PBR) for those utility services not subject to competition; voluntary divestiture of at least 50% of utilities' gas-fueled generation, and implementation of the competition transition charge
(CTC).

Restructuring Legislation - In September 1996, the State of California enacted legislation to provide a transition to a competitive market structure. The legislation substantially adopted the CPUC December 1995 restructuring decision by addressing stranded-cost recovery for utilities and providing a certain cost-recovery time period for the transition costs associated with utility-owned generation-related assets. Transition costs related to power-purchase contracts would be recovered through the terms of their contracts while most of the remaining transition costs would be recovered through 2001. The legislation also included provisions to finance a portion of the stranded costs that residential and small commercial customers would have paid between 1998 and 2001, which would allow SCE to reduce rates by at least 10% to these customers, beginning January 1, 1998. The financing would occur with securities issued by the California Infrastructure and Economic Development Bank (Bank), or an entity approved by the Bank. The legislation included a rate freeze for all other customers, including large commercial and industrial customers, as well as provisions for continued funding for energy conservation, low-income programs and renewable resources. Despite the rate freeze, SCE expects to be able to recover its revenue requirement during the 1998-2001 transition period. In addition, the legislation mandated the implementation of the CTC that provides utilities the opportunity to recover costs made uneconomic by electric utility restructuring. Finally, the legislation contained provisions for the recovery (through 2006) of reasonable employee-related transition costs, incurred and projected, for retraining, severance, early retirement, outplacement and related expenses.

Rate Reduction Notes - In May 1997, SCE filed an application with the CPUC requesting approval of the issuance of an aggregate amount of up to $3 billion of rate reduction notes in one or more series or classes and a 10% rate reduction for the period from January 1, 1998, through March 31, 2002. At the same time, SCE filed an application with the Bank for approval to issue the notes. Residential and small commercial customers will repay the notes over the expected 10-year term through non-bypassable charges based on electricity consumption. In December 1997, after receiving approval from both the CPUC and the Bank, a limited liability company created by SCE issued approximately $2.5 billion of these notes.

Rate-setting - In December 1996, SCE filed a more comprehensive plan (elaborating on its July 1996 filing related to the conceptual aspects of separating costs as requested by CPUC and Federal Energy Regulatory

Commission (FERC) directives) for the functional unbundling of its rates for electric service, beginning January 1, 1998. In response to CPUC and FERC orders, as well as the new restructuring legislation, this filing addressed the implementation-level detail for the functional unbundling of rates into separate charges for energy, transmission, distribution, the CTC, public benefit programs and nuclear decommissioning. The transmission component of this rate unbundling process was addressed at the FERC through a March 1997 filing. In December 1997, the FERC approved these rates, subject to refund, to be effective on the date the ISO begins operation. (See "Transmission Owners Tariff and Wholesale Distribution Access Tariff" below for further discussion.) CPUC hearings on SCE's rate unbundling (also known as rate-setting) plan were concluded in April 1997. In August 1997, the CPUC issued a decision which adopted the methodology for determining CTC residually (see "CTC" discussion) and adopted SCE's revenue requirement components for public benefit programs and nuclear decommissioning. The decision also adjusted SCE's proposed distribution revenue requirement by reallocating $76 million of it annually to other functions such as generation and transmission. Under the decision, SCE will be able to recover most of the reallocated amount through market revenue, other rate-making mechanisms after petitioning the CPUC to modify its prior decisions, or another review process later in its divestiture proceeding.

PX and ISO - In April 1996, SCE, Pacific Gas and Electric Company (PG&E) and San Diego Gas & Electric Company (SDG&E) filed a proposal with the FERC regarding the creation of the PX and the ISO. In November 1996, the FERC conditionally accepted the proposal and directed the three utilities, the ISO, and the PX to file more specific information. The filing was made in March 1997, and included SCE's proposed transmission revenue requirement. On October 29, 1997, the FERC gave conditional, interim authorization for operation of the PX and ISO, which are new independent non-profit California corporations, to begin on January 1, 1998. Prior to the start of the ISO and PX, the chief executive officers of the PX, ISO and the three utilities are required to certify that all the conditions were in place to ensure reliable electric power operations. In addition, the FERC stated it would closely monitor the PX and ISO, require further studies and make modifications, where necessary. A comprehensive review will be performed by the FERC after three years of operation of the PX and ISO. On December 22, 1997, the PX and ISO governing boards announced a delay in the planned start-up of the PX and ISO due to insufficient testing of operational, settlement and billing systems. The PX and ISO are now expected to begin operation by March 31, 1998.

In July 1996, the three utilities jointly filed an application with the CPUC requesting approval to establish a restructuring trust which would obtain loans up to $250 million for the development of the ISO and PX through January 1, 1998. The loans are backed by utility guarantees; SCE's share was 45%, or $113 million. In August 1996, the CPUC issued an interim order establishing the restructuring trust and the funding level of $250 million, which has been used to build the hardware and software systems for the ISO and PX. The ISO and PX will repay the trust's loans
and recover funds from future ISO and PX customers.   In November 1997,
the CPUC approved a petition jointly filed by the three utilities which requested an increase in the loan guarantees from $250 million to $300 million; SCE's share of this new total is $135 million. In December 1997, the CPUC approved a remaining issue with respect to the petition which requested that the one-time restructuring implementation charge, to be paid to the PX by the utilities, be deemed a non-bypassable charge to be recovered from all retail customers. The amount of the PX charge is approximately $101 million, plus interest; SCE's share is 45%, or $45.5 million.

Direct Customer Access - In May 1997, the CPUC issued a decision describing how all California investor-owned utility customers will be able to choose who will provide them with electric generation service
beginning  January 1, 1998.   On  December 30, 1997,  the  CPUC issued  a
decision delaying direct access until March 31, 1998, due to operational delays in the startup of the PX and ISO. When the PX and ISO become operational, customers will be able to choose to remain utility customers with bundled electric service from SCE (which will purchase its power through the PX), or choose direct access, which means the customer can contract directly with either independent power producers or retail electric service providers such as power brokers, marketers and aggregators. Additionally, all investor-owned utility customers must pay the CTC whether or not they choose to buy power through SCE. Electric utilities will continue to provide the core distribution service of delivering energy through their distribution systems regardless of a customer's choice of electricity supplier. The CPUC will continue to regulate the prices and service obligations related to distribution services. If the new competitive market cannot accommodate the volume of direct access transactions, the CPUC could implement a contingency plan. However, the CPUC indicated that it believes it is likely that interest in and migration to direct access will be gradual.

Revenue Cycle Services - A decision issued by the CPUC in May 1997, introduces customer choice to metering, billing and related services (revenue cycle services) that are now provided by California's investor-owned utilities. Under this revenue cycle services unbundling decision, beginning in January 1998, direct access customers may choose to have either SCE or their electric generation service provider render consolidated (energy and distribution) bills, or they may choose to have separate billings from each service provider. However, not all electric generation service providers will necessarily offer each billing option. In addition, beginning in January 1998, customers with maximum demand above 20 kW (primarily industrial and large commercial) can choose SCE or any other supplier to provide their metering service. All other customers will have this option beginning in January 1999. Since direct access was delayed, options described in the CPUC decision as becoming available January 1, 1998, will not be available until the PX and ISO become operational. In determining whether any credit should be provided by the utility to firms providing customers with revenue cycle services, and the amount of any such credit, the CPUC has indicated that it is appropriate to net the cost incurred by the utility and the cost avoided by the utility as a result of such services being provided by the other firm rather than by the utility. The unbundling of revenue cycle services will expose SCE to the possible loss of revenue, higher stranded costs and a reduction in revenue security.

PBR - In 1993, SCE filed for a PBR mechanism to determine most of its revenue (excluding fuel). The filing was subsequently divided between transmission and distribution (T&D) and power generation.

In September 1996, the CPUC adopted a non-generation or T&D PBR mechanism for SCE which began on January 1, 1997. According to the CPUC, beginning in 1998 (coincident with the initiation of the competitive market), the transmission portion is to be separated from non-generation PBR and subject to ratemaking under the rules of the FERC. The distribution-only PBR will extend through December 2001. Key elements of the non-generation PBR include: T&D rates indexed for inflation based on the Consumer Price Index less a productivity factor; elimination of the kilowatt-hour sales adjustment; adjustments for cost changes that are not within SCE's control; a cost of capital trigger mechanism based on changes in a bond index; standards for service reliability and safety; and a net revenue-sharing mechanism that determines how customers and shareholders will share gains and losses from T&D operations.

With the CPUC's 1995 restructuring decision and the passage of restructuring legislation in 1996, the majority of power generation ratemaking (primarily fossil-fueled and nuclear) was assigned to other mechanisms. In April 1997, a CPUC interim order determined that the proposed structure of the fossil-fueled plants' must-run contracts were under the FERC's jurisdiction. On October 31, 1997, SCE filed must-run tariff schedules with the FERC covering its six ISO-designated must-run plants. In the meantime, SCE is pursuing the divestiture of these plants (see "Divestiture" discussion) and might not ever itself provide service under these FERC tariff schedules.

In December 1997, the CPUC adopted a PBR-type rate-making mechanism for SCE's hydroelectric plants. The mechanism sets the hydroelectric revenue requirement in 1998 and establishes a formula for extending it through the duration of the electric industry restructuring transition period, or until market valuation of the hydroelectric facilities, whichever occurs first. The mechanism provides that power sales revenue from hydroelectric facilities in excess of the hydroelectric revenue requirement be credited against the costs to transition to a competitive market (see "CTC" discussion).

The CPUC has announced its intention to unbundle SCE's cost of capital by major utility function and has directed SCE to file an application by May 8, 1998. This proceeding could result in a change in late 1998 or early 1999 to the cost of capital included within the PBR cost of capital trigger mechanism.

Divestiture - In November 1996, SCE filed an application with the CPUC to voluntarily divest, by auction, all 12 of its oil- and gas-fueled generating plants. This application built upon SCE's March 1996 plan which outlined how SCE proposed to divest 50% of these assets. SCE would continue to operate and maintain the divested power plants for at least two years following their sale, as mandated by the restructuring legislation enacted in September 1996. In addition, SCE would offer workforce transition programs to those employees who may be impacted by divestiture-related job reductions. In September 1997, the CPUC approved SCE's proposal to auction the 12 plants.

On December 1, 1997, SCE filed a compliance filing with the CPUC stating that it agreed to sell ten plants. On December 16, 1997, the CPUC approved the sale of the ten plants. On February 6, 1998, SCE filed a compliance filing with the CPUC for the sale of an eleventh plant. CPUC approval of the sale is expected before March 31, 1998. The total sales price of the eleven plants is $1.1 billion or 2.16 times their combined book value of $531 million. Net proceeds of the sales will be used to reduce stranded costs, which otherwise were expected to be collected through the CTC mechanism. The transfer of ownership of the eleven plants is expected to occur concurrently with the start of the new competitive market, which the PX and ISO expect to occur on March 31, 1998. The process of selling the single remaining plant is still underway.

CTC - Recovery of costs to transition to a competitive market is being implemented through a non-bypassable CTC. This charge applies to all customers who were using or began using utility services on or after the CPUC's December 20, 1995, decision date. In August 1996, in compliance with the CPUC's restructuring decision, SCE filed its application to estimate its 1998 transition costs. In October 1996, SCE amended its transition cost filing to reflect the effects of the legislation enacted in September 1996. Under the rate freeze codified in the legislation, the CTC will be determined residually (i.e., after subtracting other cost components for energy from the PX, T&D, nuclear decommissioning and public benefit programs). Nevertheless, the CPUC directed that the amended application provide estimates of SCE's potential transition costs from 1998 through 2030. SCE provided two estimates between approximately $13.1 billion (1998 net present value) assuming the fossil plants have a market value equal to their net book value, and $13.8 billion (1998 net present value) assuming the fossil plants have no market value. These estimates are based on incurred costs, forecasts of future costs and assumed market prices. However, changes in the assumed market prices could materially affect these estimates. The potential transition costs are composed of:
$7.5 billion from SCE's qualifying facility (QF) contracts, which are the direct result of prior legislative and regulatory mandates; and $5.6 billion to $6.3 billion from costs pertaining to certain generating plants (successful completion of the sale of SCE's gas-fired generating plants would reduce this estimate of transition costs for SCE-owned generation to less than $5 billion) and regulatory commitments consisting of costs incurred (whose recovery has been deferred by the CPUC) to provide service to customers. Such commitments include the recovery of income tax benefits previously flowed through to customers, postretirement benefit transition costs, accelerated recovery of San Onofre Units 2 and 3 and the Palo Verde Nuclear Generating Station units, and certain other costs. In February 1997, SCE filed an update to the CTC filing to reflect approval by the CPUC of settlements regarding ratemaking for SCE's share of Palo Verde and the buyout of a power purchase agreement, as well as other minor data updates. No substantive changes in the total CTC estimates were included. This issue has been separated into two phases; Phase 1 addresses the rate-making issues and Phase 2 the quantification issues.

A decision on Phase 1 was issued in June 1997, which, among other things, required the establishment of a transition cost balancing account and annual transition cost proceedings, set a market rate forecast for 1998 transition costs, and required that generation-related regulatory assets be amortized ratably over a 48-month period. Hearings on Phase 2 were held in May and June 1997 and a final decision was issued on November 19, 1997. The Phase 2 decision established the calculation methodologies and procedures for SCE to collect its transition costs from 1998 through the end of the rate freeze. The Phase 2 decision also reduced SCE's authorized rate of return on certain assets eligible for transition cost recovery (primarily fossil- and hydroelectric- generation related assets) beginning
July 1997, five months earlier than anticipated. The decision, excluding the effects of other rate actions, had a negative impact on 1997 earnings of approximately 4 cents per share. SCE has filed an application for rehearing on the 1997 rate of return issue.

Utility Rate Reduction and Reform Act Initiative - On November 24, 1997, individuals representing The Utility Reform Network (TURN), Public Media Center and the Coalition Against Utility Taxes filed a voter initiative with the California Attorney General. The proposed initiative, which was amended by the proponents on December 9, 1997, seeks among other things to: (i) impose an additional 10 percent rate reduction; (ii) block stranded cost recovery of nuclear investments; (iii) restrict stranded cost recovery of non-nuclear investments unless the CPUC finds that the utility would be deprived of the opportunity to earn a fair rate of return; and (iv) prohibit the collection of any charges pursuant to a financing order for the purpose of making payments on rate reduction notes, or if the financing order is found enforceable by a court, require the utility to offset such charges with an equal credit to customers. On February 11, 1998, the California Secretary of State circulated a copy of the title and summary prepared for the proposed initiative by the California Attorney General's Office, which included a summary of estimate of the fiscal impacts on state and local governments if the initiative were to pass. That estimate concluded that the net impact on state government revenues would be annual revenue reductions of approximately $100 million per fiscal year from 1998-2002. The estimate also referred to potential state liability for debt service on the rate reduction notes. The earliest that the initiative could be placed on a statewide ballot is November 3, 1998. SCE is unable to predict the outcome of this matter but, if the initiative were to qualify for the ballot, be voted into law and upheld by courts, it could have a material effect on its results of operations.

Accounting for Generation-Related Assets - If the CPUC's electric industry restructuring plan is implemented as outlined above, SCE would be allowed to recover its CTC through non-bypassable charges to its distribution customers (although its investment in certain generation assets would be subject to a lower authorized rate of return).

From November 1996 to July 1997, SCE and the other major California electric utilities were engaged in discussions with the Securities and Exchange Commission (SEC) staff regarding the proper application of regulatory accounting standards in light of the electric industry restructuring legislation enacted by the State of California in September 1996 and the CPUC's electric industry restructuring plan. This issue was placed on the agenda of the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) during April 1997 and a final consensus was reached at the July EITF meeting. During the third quarter of 1997, SCE implemented the EITF consensus and discontinued application of accounting principles for rate-regulated enterprises for its investment in generation facilities.

However, implementation of the EITF consensus did not require SCE to write off any of its generation-related assets, including regulatory assets of approximately $600 million at December 31, 1997. SCE has retained these assets on its balance sheet because the legislation and restructuring plan referred to above make probable their recovery through a non-bypassable CTC to distribution customers. These regulatory assets relate primarily to the recovery of accelerated income tax benefits previously flowed through to customers, purchased power contract termination payments, unamortized losses on reacquired debt, and the recovery of amounts deferred under the Palo Verde rate phase-in plan. The consensus reached by the EITF also permits the recording of new generation-related regulatory assets during the transition period that are probable of recovery through the CTC mechanism.

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

Transmission Owners Tariff and Wholesale Distribution Access Tariff - On March 31, 1997, SCE, PG&E and SDG&E jointly filed with the FERC a pro forma Transmission Owners Tariff (T.O. Tariff). The pro forma T.O. Tariff was filed in conjunction with the ISO and PX tariffs, also filed on that date. Together, these tariffs set forth the rate design and terms and conditions for transmission service provided over SCE's facilities over which the ISO will have operational control. Additionally, on March 31, 1997, SCE filed an individual T.O. Tariff, its proposed revenue requirement for the facilities being turned over to the operational control of the ISO, and a Wholesale Distribution Access Tariff (WDAT).
The SCE T.O. Tariff, excluding appendices, is identical to the pro forma T.O. Tariff, and also contains appendices setting forth SCE's proposed

Transmission Access Charges. FERC accepted the SCE T.O. Tariff rates and WDAT for filing, subject to refund, on December 17, 1997.

FERC Restructuring Decision - In April 1996, the FERC issued its decision on stranded-cost recovery and open access transmission, effective July 1996. The decision, reaffirmed by the FERC in its March and November 1997 orders, requires all electric utilities subject to the FERC's jurisdiction to file transmission tariffs which provide competitors with increased access to transmission facilities for wholesale transactions and also establishes information requirements for the transmission utility. The decision also provides utilities with the opportunity to recover stranded costs associated with existing wholesale customers, retail-turned-wholesale customers and retail wheeling when the state regulatory body does not have authority to address retail stranded costs. Even though the CPUC is currently addressing stranded-cost recovery through the CTC proceedings, the FERC has also asserted primary jurisdiction over the recovery of stranded costs associated with retial-turned-wholesale customers, such as a new municipal electric system or a municipal annexation. However, FERC did clarify that it does not intend to prevent or interfere with a state's authority and that it has discretion to defer to a state stranded-cost-calculation method. In January 1997, the FERC accepted the open access transmission tariff SCE filed in compliance with the April 1996 decision. The rates included in the tariff are being collected subject to refund. In May 1997, SCE filed a revised open access tariff to reflect the few revisions set forth in the March 1997 order.
The open access transmission tariff will be terminated on the date the ISO begins operation.

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

SCE is subject to the jurisdiction of the Nuclear Regulatory Commission
(NRC) with respect to its nuclear power plants. NRC regulations govern the granting of licenses for the construction and operation of nuclear power plants and subject those power plants to continuing review and regulation.

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

The Department of Energy (DOE) has regulatory authority over certain aspects of SCE's operations and business relating to energy conservation, solar energy development, power plant fuel use and disposal, coal conversion, electric sales for export, public utility regulatory policy and natural gas pricing.

                               Rate Matters

CPUC Retail Ratemaking

The CPUC regulates the charges for services provided by SCE to its retail customers. As discussed in the section on Competitive Environment, the nature in which the CPUC regulates SCE is changing. The CPUC has issued final decisions regarding direct access, transition cost recovery and rate unbundling in the restructuring of the electric industry. These decisions impact cost recovery and rate regulation beginning in January 1998, and implement new ratemaking mechanisms replacing the Electric Revenue Adjustment Mechanism, Energy Cost Adjustment Clause (ECAC) and base rates mechanism (collectively, the "pre-restructuring ratemaking mechanisms") described in prior annual and quarterly reports filed with the SEC.

Total rates for all customers are frozen at June 10, 1996, levels, although residential and small commercial customers received a 10% reduction from their June 10, 1996, rate levels beginning January 1, 1998. These rate levels will remain in effect for the remainder of the transition period. Under these frozen rates, individual rate components (distribution, transmission, nuclear decommissioning and public purpose programs) are determined according to CPUC or FERC authorized mechanisms, with the generation rate determined residually by subtracting these other components from the total rate.

Distribution Rates

Distribution cost recovery is through a distribution PBR mechanism currently authorized through December 2001. Key elements of the distribution PBR include: distribution rates indexed for inflation based on the Consumer Price Index less a productivity factor; adjustments for cost changes that are not within SCE's control; a cost of capital trigger mechanism based on changes in a bond index; standards for service reliability and safety; and a net revenue-sharing mechanism that determines how customers and shareholders will share gains and losses from distribution operations. (See "California Electric Utility Restructuring-PBR" section for additional discussion.)

Transmission Rates

Upon the commencement of the ISO and PX, transmission cost recovery will be under FERC authority. Until commencement of the ISO and PX, transmission cost recovery will be combined with distribution cost recovery through a T&D PBR. (See "California Electric Utility
Restructuring--Rate-setting" and "FERC Restructuring Decision" above for additional discussion.)

Nuclear Decommissioning and Public Purpose Program Rates

Recovery of SCE's nuclear decommissioning costs and legislatively mandated public purpose program funding is through rates set to recover 100% of these costs. Public purpose programs include cost effective energy efficiency, research, renewable technology development, and low income programs.

Generation Rates

Effective with the commencement of ISO and PX operations, generation costs will be subject to recovery through the market price and the CTC.

Revenue available to recover the uneconomic generation costs subject to recovery through the CTC will be determined residually by subtracting the other rate components from total rates. This residual revenue will be first allocated to recovery of FERC-authorized ISO charges for transmission support and for purchases from the PX, and then to recovery of transition costs. Transition costs associated with QF and interutility contracts and the acceleration of sunk cost recovery will be subject to annual reasonableness review by the CPUC. Transition cost recovery for most utility generation assets will terminate by March 31, 2002, or when these costs are fully collected. (See "CTC" above for additional discussion.)

1991 Annual ECAC Application

In 1991, SCE issued its QF reasonableness testimony for the period April 1, 1990, through March 31, 1991. The Office of Ratepayer Advocates' (ORA) report on QF reasonableness issues was issued in 1993. In its report, the ORA recommended that the CPUC disallow $1.5 million in power purchase expenses incurred as a result of purchases during the record period under a QF contract with Mojave Cogeneration Company, a nonutility generator. The ORA further alleged that ratepayers may be harmed in the amount of $31.6 million (1993 net present value) over the contract's 20-year life. SCE filed its rebuttal testimony on the contract in 1994. SCE and the ORA subsequently reached a settlement where SCE agreed to a one-time reduction to its ECAC balancing account of $14 million plus interest from January 1, 1996, to resolve the unreasonable action allegations by the ORA for 1991 and all subsequent record periods through the contract's 20-year life. On October 30, 1996, the CPUC issued a decision which would approve the settlement, subject to SCE and the ORA accepting certain conditions concerning the manner in which the $14 million payment would be reflected in rates. After reviewing the decision, SCE declined to accept the condition proposed by the CPUC. Hearings on the ORA's disallowance recommendations regarding the Mojave Cogeneration contract were held in June 1997. During the hearings, the ORA presented testimony to update its assessment of ratepayer harm, which it now assesses to be $45 million (1997 net present value) over the contract's life. On November 26, 1997, the assigned Administrative Law Judge (ALJ) issued a proposed decision (which is not binding on the CPUC) which would adopt ORA's imprudence allegations. On January 13, 1998, the assigned ALJ issued an order setting aside the proposed decision in order to accommodate SCE's request for an oral argument to a quorum of the Commissioners. Oral arguments were heard on February 4, 1998, at which time SCE requested an alternate proposed decision be issued. On March 11, 1998, the Assigned Commissioner issued an alternate proposed decision which recommends a disallowance of $46,000 for the record period and expected disallowances of $16.3 million over the life of the Mojave Cogeneration contract. The matter is currently scheduled for consideration at the CPUC's March 26, 1998 meeting.

1992 Annual ECAC Application

SCE filed its QF reasonableness testimony in September 1992. In January 1996, the ORA released its report on QF reasonableness for the 1992 record period as well as for that portion of the 1991 record period concerning capacity truncation and energy deliveries at forecast rates. On February 17, 1998, the ORA submitted surrebuttal testimony. Hearings on the matter began on March 9 and concluded on March 17, 1998, subject to SCE's right to recall certain witnesses in rebuttal to ORA's witnesses. If SCE elects to recall such witnesses, the hearing will resume on April 1, 1998. An adverse decision for SCE on either or both issues could, under certain circumstances, have a material impact on SCE's financial position if the decision were extended to subsequent record periods. The ORA's surrebuttal testimony recommends a disallowance of $17.5 million associated with firm capacity truncation, $17.4 million for forecasted energy payments at forecast rates, and $43,000 for as-available capacity
payments  at  forecast  rates.   These  amounts  encompass  the  1991  and

1992 periods, and exclude certain projects which have been deferred in this proceeding.

1993 Annual ECAC Application

SCE filed its QF reasonableness testimony on September 1, 1993. On March 2, 1998, the ORA filed a combined report covering the QF reasonableness phases of SCE's ECAC applications for 1993-1995. In the report, the ORA recommends a disallowance of $5.6 million related to SCE's administration of a contract with the Arbutus wind project. No other reasonableness issues were identified in the report. SCE's rebuttal testimony is due on June 4, 1998, and hearings are scheduled for early August 1998.

1994 Annual ECAC Application

SCE filed its QF reasonableness testimony and non-QF Reasonableness of Operations Report on May 27, 1994. The QF testimony reflects the reasonableness of execution of two new QF contracts and the reasonableness of SCE's administration of 393 QF contracts. The non-QF Report addresses power purchases and exchanges, and the operation of hydroelectric, coal, gas and nuclear resources for the period April 1, 1993, through March 31, 1994. The 1993, 1994 and 1995 QF issues will be joined for hearing.

The non-QF issues were bifurcated with the gas procurement issues being separated from the other non-QF issues. On August 2, 1996, the CPUC issued a decision finding that SCE's non-QF, non-gas procurement activities were reasonable.

The ORA recommended a $13.3 million disallowance for costs incurred from November 1993 through March 1994 associated with SCE's Canadian gas supply and transportation contracts.

On October 17, 1996, the ALJ granted the ORA's motion to consolidate the 1994 and 1995 record periods for the limited purpose of addressing the gas reasonableness issues. Hearings on these issues began January 21, 1997, and were concluded on February 20, 1997.

However, briefing was suspended by the ALJ at the request of the parties to facilitate settlement discussions. On July 11, 1997, the ORA and SCE executed a Settlement Agreement.

The basic elements of the Settlement include: (1) a $39 million disallowance for Canadian gas costs incurred through December 31, 1996;
(2) a disallowance of $257,000 per month, per contract, for each of SCE's four supply contracts for Canadian gas costs beginning after January 1, 1997, and continuing until each of the commodity contracts are terminated (one supply agreement was terminated on May 1, 1997, and the remaining three supply agreements were terminated on July 1, 1997); (3) a cost sharing mechanism in lieu of reasonableness review, whereby shareholders would absorb at least 20% of the termination or restructuring costs associated with the Canadian supply and transportation contracts and at least 5% of the termination or restructuring costs associated with the El Paso transportation contract which the CPUC has already found reasonable (a portion of these termination or restructuring costs associated with the cost sharing mechanisms would be flowed through to ratepayers through the Energy Deferred Refund Account); and (4) agreement that all other costs incurred under these contracts, including the termination, buy-down and/or buy-out costs are reasonable and should be determined to be reasonable by the CPUC.

On December 3, 1997, the CPUC issued a decision approving the Settlement between SCE and the ORA. On March 12, 1998, the CPUC issued a decision ordering SCE to refund $65 million. The Settlement has been fully reflected in SCE's financial statements.

A discussion of the ORA's report in the QF reasonableness phase of this ECAC is set forth above in the discussion of the 1993 ECAC Application.

1995 Annual ECAC Application

SCE filed its reasonableness of operations testimony on May 26, 1996. The QF reasonableness testimony reflects the reasonableness of settlement agreements with six QFs, the reasonableness of the Biogen Power I termination agreement, and the reasonableness of the SCE's administration of 414 QF contracts for the period April 1, 1994, through March 31, 1995. The 1993, 1994 and 1995 QF issues will be joined for hearing.

The non-QF report addresses power purchases and exchanges, and the operation of hydroelectric, coal, gas and nuclear resources for the period April 1, 1994, through March 31, 1995. In May 1996, the ORA issued its reasonableness report on several non-QF reasonableness issues. The report recommended a $6.6 million disallowance for replacement fuel expenses associated with 64 outage days due to the Palo Verde Unit 2 steam generator tube rupture in 1993, and that the issue of $5.2 million of nuclear fuel expenses associated with the NUEXCO Trading Corp. bankruptcy be held open for review. In written response to data requests, the ORA indicated it has withdrawn its concerns over the nuclear fuel expenses. Additionally, SCE and the ORA executed a stipulation on December 18, 1997, resolving the Palo Verde issue by agreeing to a disallowance of $318,540 plus interest which is the replacement fuel expense associated with six outage days. A motion requesting approval of the SCE/ORA stipulation was filed with the CPUC in December 1997. The CPUC issued its decision approving the stipulation on February 19, 1998.

On October 4, 1996, the ORA issued its report on SCE's Canadian gas procurement contracts discussed above. The report recommended a $37.6 million disallowance for the period April 1994 through March 1995. On October 17, 1996, the ALJ consolidated the gas reasonableness issues into the 1994 ECAC proceeding. The reasonableness of the Canadian gas procurement and transportation costs for the record period was resolved by the ORA/SCE settlement discussed above in the 1994 Annual ECAC Application. The Settlement has been fully reflected in SCE's financial statements.

A discussion of the ORA's report in the QF reasonableness phase of this ECAC is set forth above in the discussion of the 1993 ECAC Application.

1996 Annual ECAC Application

SCE filed its testimony on May 3, 1996, requesting a finding that its fuel and purchased power costs, including purchases from QFs recorded during the period April 1, 1995, through March 31, 1996, were reasonable. The QF reasonableness testimony supports the reasonableness of SCE's administration of 396 QF contracts, including the restructuring or buyout of certain contracts. The non-QF testimony supports the reasonableness of other power purchases and exchanges, and the operation of hydroelectric, coal, gas and nuclear resources.

SCE requested and obtained an expedited finding of reasonableness by the CPUC for an agreement it signed with Portland General Electric (PGE), terminating a long-term power purchase contract. On December 9, 1996, the CPUC issued a decision finding the termination of the agreement
reasonable.   Additionally, as the final part in the approval process, PGE and SCE filed notices of cancellation of the agreement with the FERC to be effective December 31, 1996. The FERC has accepted the notices of cancellation.

Review by the ORA of the non-QF operations has been consolidated with its review in the 1997 Annual ECAC Application. The ORA's report was issued' on August 18, 1997. (See "1997 Annual ECAC Application" below.) No date has been scheduled for the ORA's report on QF reasonableness.

1997 Annual ECAC Application

On May 30, 1997, SCE filed its annual reasonableness report requesting that the CPUC find reasonable its fuel and purchased-power costs, including purchases from QFs recorded during the period of April 1, 1996, through March 31, 1997. The QF testimony supports the reasonableness of the SCE's administration of its QF contracts, including two QF settlements. The non-QF testimony supports the reasonableness of other power purchases and exchanges, fuel costs and the operation of hydro, coal, gas and nuclear resources.

The ORA's review of the non-QF operations and costs has been consolidated with its review of the non-QF operations and costs in the 1996 ECAC Application. The ORA filed its report on August 18, 1997. In its report, the ORA recommended, among other things, (1) a disallowance of $360,000 associated with an outage at the coal-fired Four Corners Generating Station and (2) a $200,000 adjustment to the costs recorded in SCE's Catastrophic Events Memorandum Account. Hearings took place in January 1998. A CPUC decision is expected by July 1998. No date has been scheduled for the ORA's report on QF reasonableness.

Palo Verde

In January 1997, the CPUC authorized a further acceleration of the recovery of its remaining investment of $1.2 billion in Palo Verde Units 1, 2 and 3. The accelerated recovery will continue through December 2001, earning a 7.35% fixed rate of return. The accelerated plant recovery, as well as future operating costs, including nuclear fuel and nuclear fuel financing costs, and incremental capital expenditures, are subject to balancing account treatment through 2001. Beginning January 1, 1998, the balancing account became part of the CTC mechanism. The existing nuclear unit incentive procedure will continue only for purposes of calculating a reward for performance of any unit above an 80% capacity factor for a fuel cycle. Beginning in 2002, SCE will be required to share equally with ratepayers the net benefits received from operation of Palo Verde.

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

                     Fuel Supply and Purchased Power Costs

Fuel and purchased-power costs were approximately $3.7 billion in 1997, an 11.9% increase over 1996.

SCE's sources of energy during 1997 were: purchased power 49%; natural gas 16%; nuclear 17%; coal 12%; and hydro 6%.

Average fuel costs, expressed in cents per kilowatt-hour, for the year ended December 31, 1997, were: oil, 8.53 cents; natural gas, 3.39 cents; nuclear, 0.48 cents; and coal, 1.32 cents.

Natural Gas Supply

As a result of the sale of 11 of its 12 gas-fired generating stations, SCE has terminated four long-term natural gas supply and three long-term gas transportation contracts which had been used to import gas from Canada.
In addition, SCE has exercised the option under its 15-year gas transportation commitment with El Paso Natural Gas Company to reduce its capacity obligation from 200 million to 130 million cubic feet per day.

Nuclear Fuel Supply

SCE has contractual arrangements covering 100% of the projected nuclear fuel requirements for San Onofre through the years indicated below:


                                                                     Units
                                                                     2 & 3
                                                                     -----
          Uranium concentrates(1)  . . . . . . . . . . . . .         2003
          Conversion   . . . . . . . . . . . . . . . . . . .         2003
          Enrichment . . . . . . . . . . . . . . . . . . . .         2003
          Fabrication  . . . . . . . . . . . . . . . . . . .         2005
          Spent fuel storage(2). . . . . . . . . . . . . . .    2006/2006
_______________
(1) Assumes the San Onofre participants meet their supply obligations in a timely manner.

(2) Assumes full utilization of expanded on-site storage capacity and normal operation of the units, including interpool transfers and maintaining full-core reserve. The Nuclear Waste Policy Act of 1982 requires that the DOE provide for the disposal of utility spent nuclear fuel beginning January 31, 1998. The DOE defaulted on its obligation to begin acceptance of spent nuclear fuel from San Onofre. Dry cask storage either on-site or at another location will be required to permit continued operations beyond the date indicated above.

Participants at Palo Verde have contractual agreements for uranium concentrates to meet projected requirements through 2000. Independent of arrangements made by other participants, SCE will furnish its share of uranium concentrates requirement through at least 1998 from existing contracts. Contracts cover requirements to provide conversion through 2000, enrichment through 2002, and fabrication through 2016.

Palo Verde on-site spent fuel storage capacity will accommodate needs through 2002 for Units 1 and 2, and through 2003 for Unit 3.

                              Year 2000 Issue

Many of SCE's existing computer systems identify a year by using only two digits instead of four. If not corrected, these programs could fail or create erroneous results when encountering dates in 2000 or later. This situation has been referred to generally as the Year 2000 Issue.

SCE has developed plans and is addressing the programming changes that it has determined are necessary in order for its computer systems to function properly beginning in 2000. Remediation of SCE's key financial systems for the Year 2000 Issue was completed in 1997. SCE's informational and operational systems have been assessed, and detailed plans have been developed to address modifications required to be completed, tested and operational by December 31, 1999. Preliminary estimates of the costs to complete these modifications, including the cost of new hardware and software application modifications, range from $55 million to $80 million, about half of which are expected to be capital costs. Current rate levels for providing electric service should be sufficient to provide funding for these modifications. Remediation of existing critical systems is expected to be 75% complete by the end of 1998. SCE expects its Year 2000 date conversion project to be completed on a timely basis, with no material adverse impact to its results of operations or financial position.

SCE's Year 2000 date conversion project includes an assessment of critical interfaces with the computer systems of others and it does not expect a material adverse effect on its operating and business functions from the Year 2000 Issue.

Business of The Nonutility Companies

The activities of the Nonutility Companies are described below. For Edison International's business segment information for each of the years ended December 31, 1997, 1996 and 1995, see Note 12 of Notes to Consolidated Financial Statements contained in Edison International's 1997 Annual Report to Shareholders incorporated by reference in this report.

Edison Mission Energy: EME, primarily through its subsidiary corporations, is engaged in the business of developing, acquiring, owning, and operating electric power generation facilities worldwide. At December 31, 1997, EME subsidiaries held interests in 27 domestic and 24 international operating power production facilities with an aggregate power production capability of 7,418 MW, of which 5,180 MW are attributable to EME's interests. These operating facilities are located in California, Florida, Nevada, New Jersey, New York, Virginia, Washington, West Virginia, Australia, Spain and the United Kingdom. In addition, facilities aggregating more than 1,922 MW, of which EME's anticipated share is approximately 887 MW, are in the construction stage. EME owns interests in oil and gas producing operations and related facilities in various U.S. locations. During the second quarter of 1997, EME completed the sale of its ownership interest in B.C. Star Partners for approximately $71 million. EME recorded an after-tax gain of approximately $14 million on the sale.

EME's activity in the Asia Pacific region commenced in December 1992 with the acquisition of a 51% interest of the 1,000-MW Loy Yang B Power Station (Loy Yang B) from the State Government of Victoria (State), Australia's first electric privatization effort. In May 1997, a subsidiary of EME acquired the State's 49% interest in Loy Yang B. The first of two 500-MW units at Loy Yang B began commercial operations in October 1993. Unit 2 commenced commercial operations in October 1996. An EME affiliate provides operations and maintenance services for both units.

In April 1995, EME and its partners, Mitsui & Co. Ltd., General Electric Corporation and P.T. Batu Hitam Perkasa, an Indonesian limited liability company, commenced construction of the $2.5 billion Paiton project, a 1,230-MW coal-fired power plant in East Java, Indonesia. The project will consist of two units, each of which is expected to have a capacity of 615 MW, with commercial operation expected in the first half of 1999. In January 1996, EME purchased an additional 7.5% interest in the Paiton project from General Electric Corporation, thereby increasing its ownership interest to 40%.

Construction on the two-unit Paiton project is approximately 85% complete. The tariff is higher in the early years and steps down over time, and the tariff for the Paiton project includes infrastructure to be used in common by other units at the Paiton complex. The plant's output is fully contracted with the state-owned electricity company for payment in United States (U.S.) dollars. The projected rate of growth of the Indonesian economy and the exchange rate of Indonesian Rupiah into U.S. dollars have deteriorated significantly since the Paiton project was contracted, approved and financed with substantial finance and insurance support from the Export-Import Bank of the United States, The Export-Import Bank of Japan, the U.S. Overseas Private Investment Corporation and the Ministry of International Trade and Industry of Japan. The Paiton project's senior debt ratings have been reduced from investment grade to speculative grade based on the rating agencies' perceived increased risk that the state-owned electricity company might not be able to honor the electricity sales contract with Paiton. A Presidential decree has deemed some power plants, but not including the Paiton project, subject to review, postponement or cancellation. EME continues to monitor the situation closely.

Kwinana is a $108 million 116-MW gas-fired cogeneration project located at the British Petroleum Kwinana refinery near Perth, Australia. The project, which is 100% owned by EME, began commercial operations in December 1996. The project supplies electricity to Western Power
(formerly the State Electricity Commission of Western Australia) and both electricity and steam to the British Petroleum Kwinana refinery.
Additional projects under development in the Asia Pacific region include projects located in the Philippines and Thailand.

EME's operating projects in the European region are the First Hydro project located in North Wales, the Roosecote project in northwest England, the Derwent project located in Derby, England and the Iberian Hy-Power projects (which consist of 18 small, hydroelectric facilities) in Spain. Iberian Hy-Power I was acquired in December 1992, and Iberian Hy-Power II was acquired in August 1993. In January 1996, EME purchased the remaining equity stake in Iberian Hy-Power Amsterdam, B.V., increasing its ownership percentage to approximately 100%(minority interests are owned in three of the projects by third parties). In December 1995, EME purchased all of the outstanding shares of First Hydro Company (First Hydro) for approximately $1 billion (653 million pounds sterling). First Hydro's principal assets are two pumped-storage electric power stations located in North Wales at Dinorwig and Ffestiniog, which have a combined capacity of 2,088 MW. The Dinorwig station, which was commissioned in 1983, comprises six units totaling 1,728 MW. The Ffestiniog station was commissioned in 1963 and comprises four units totaling 360 MW. First Hydro is an independent generating company with three main sources of revenue: (i) selling power into the electricity trading market or "pool" in England and Wales, (ii) providing system support services to The National Grid Company Plc, and (iii) selling its installed capacity forward by entering into "contracts for differences" with large electricity suppliers.

In June 1995, EME (49% ownership) and its partner, ISAB S.p.A. (51% ownership), signed a twenty-year power purchase contract with ENEL S.p.A., Italy's state electricity corporation, pursuant to which ENEL S.p.A. will purchase 507 MW of output from the 512 MW ISAB power project, which is located near Siracusa in Sicily, Italy. The project will employ gasification technology to convert heavy oil residues from the ISAB refinery in Priolo Gargallo into clean-burning syngas that will be used to generate electricity in a combustion turbine. The approximately 2 trillion Italian lira (U.S. $1.3 billion) project financial closing was completed in April 1996, with construction commencing in July 1996. Commercial operation is expected in late 1999.

In February 1995, EME (80% ownership) signed a shareholders agreement to develop the $180 million Doga Enerji A.S. project in Esenyurt, near

Istanbul, Turkey. The 180-MW combined-cycle, gas-fired cogeneration facility is expected to commence commercial operations in 1999. In April 1997, EME completed financing and commenced construction of the Doga project.

At December 31, 1997, EME had total consolidated assets of $5 billion and for the year then ended, had consolidated operating revenue of $975 million and consolidated net income of $115 million.

Currently, most of EME's domestic operating power production facilities have QF status under the Public Utility Regulatory Policies Act (PURPA) and the regulations promulgated thereunder. QF status exempts the projects from the application of the Holding Company Act, many provisions of the Federal Power Act, and state laws and regulations respecting rates and financial or organizational regulation of electric utilities. EME, through wholly owned subsidiaries, also has ownership interests in four operating power projects that have received exempt wholesale generator status as defined in the Holding Company Act. In addition, some EME subsidiaries have made fuel-related investments and a limited number of non-energy related investments.

While QF status entitles projects to the benefits of PURPA, each project must still comply with other federal, state and local laws, including those regarding siting, construction, operation, licensing and pollution abatement.

EME competes with many other companies, including multinational development groups, equipment suppliers and other independent power producers (including affiliates of utilities), in selling electric power and steam, and with electric utilities in obtaining the right to install new generating capacity. Over the past decade, obtaining a power sales contract with a utility has generally become a progressively more difficult, expensive and competitive process. Many power sales contracts are now awarded by competitive bidding, which both increases the costs of obtaining such contracts and decreases the chances of obtaining such contracts. As a result of competition, it may be difficult to obtain a power sales agreement for a proposed project, and the prices offered in new power sales agreements for both electric capacity and energy may be less than the prices in prior agreements. EME evaluates each potential project in an effort to determine when the probability of success is high enough to justify expenditures in developing a proposal or bid for the project.

Amendments to the Holding Company Act made by the Energy Policy Act have increased the number of competitors in the domestic independent power industry by reducing certain restrictions applicable to projects that are not QFs under PURPA. The offering of unbundled retail distribution service in certain states, through legislation or regulatory order, could also lead to increased competition in the independent power market.

Edison Capital: Edison Capital, primarily through its subsidiary corporations, is a provider of capital and financial services for energy and infrastructure projects domestically and abroad. Its investments include interests in nuclear power, cogeneration, electric transmission, waste-to-energy, hydroelectric, transportation, telecommunications, and affordable housing facilities. Since its inception in 1987, Edison Capital has invested in approximately 300 projects.

In 1997, Edison Capital strengthened its presence in global energy and infrastructure markets by investing $356 million in the Netherlands, South Australia, and Latin America. Edison Capital acquired an interest in the new Eems Power Station, operated by EPON, the largest power generation company in the Netherlands. The investment in this cross-border lease transaction is approximately $188 million. Edison Capital also acquired an interest in the electric power transmission system for South Australia, investing $161 million in a cross-border lease of the system.

Edison Capital's participation in the $1 billion AIG/GE Capital Latin American Infrastructure Fund has been very active since its formation in 1996. The fund has committed to investments in energy, telecommunications and transportation projects in Bolivia, Brazil, Mexico, Trinidad and Argentina. Edison Capital has also co-invested with the Latin Fund in a methanol production facility in Trinidad. Edison Capital also has entered into investment commitments for infrastructure projects in Scotland and Bolivia.

In 1997, Edison Capital continued to expand its affordable housing portfolio with the investment of a record of $164 million in 63 projects. Edison Capital placed 41 projects in service, also a record high, and 70% more than in 1996, and has committed $217 million to 83 new projects to be placed in service in 1998 and 1999. The strength of Edison Capital's affordable housing portfolio was proven with the closing of five syndications of housing commitments to four major institutional investors. At year's end, Edison Capital's portfolio included 279 projects, totaling 20,714 units of housing.

Edison Capital also acquired the John Stewart Company, a leading diversified management company specializing in affordable housing. By acquiring the John Stewart Company, Edison Capital will be able to expand the services it offers and draw upon the John Stewart Company's expertise to enhance Edison Capital's leadership in the affordable housing market.

At December 31, 1997, Edison Capital had total consolidated assets of $1.8 billion and, for the year then ended, consolidated revenue of $138 million and net income of $60.8 million.

Edison Capital competes regularly with other equity investors in the highly structured transaction market. These firms include money center banks, major finance and lease companies, affiliates of various public utilities and other Fortune 500 firms. Prior to the permanent extension of the low-income housing tax credits in 1993, competition in the affordable housing market was limited to several major corporations and public tax credit funds. Since the tax credits were permanently extended by Congress, competition for projects with tax credits increased significantly. Edison Capital plans to maintain market share by providing value added services to sponsors, working closely with both sponsors and lenders to facilitate the financing of projects, providing development loans to sponsors, and possibly developing projects on a limited basis.

Mission Land Company: Mission Land is engaged, directly and through its subsidiaries, in the business of developing, owning and managing industrial parks and other real property investments. In 1997, Mission Land continued to implement its plan to exit the real estate business in an orderly manner and to recover a substantial amount of the outstanding investment. Real estate assets have been reduced substantially from peak levels in 1992. Mission Land is in the final stages of executing its plan to sell off most of its remaining assets. At December 31, 1997, Mission Land had total consolidated assets of $148 million and, for the year then ended, consolidated operating revenue of $106 million and net income of $0.9 million.

Edison Enterprises: Edison Enterprises was organized to own the stock and coordinate the activities of Edison International's retail products and services business. Consolidation of the retail business under Edison Enterprises will enable them to take advantage of shared staff resources and realize economies of scale as they expand into new markets. The current Edison Enterprises wholly owned subsidiaries are Edison EV, Edison Select, Edison Source, and Edison Utility Services.

Edison EV: Edison EV is engaged in the business of providing services related to electric vehicles, including the distribution and installation of electric vehicle charging equipment. Edison EV has supplemented its existing alliances with General Motors and Saturn Corporation by forming ties to American Honda Motor Company, Toyota Motor Sales, Ford Motor Company, and to additional electric vehicle charging manufacturers, to serve electric vehicle customers nationwide.

Edison Select: Edison Select is engaged in the business of providing home services to consumers and currently markets electrical, appliance, and computer repair services under the Edison OnCall name, as well as providing security services through Edison Security Services. By the end of 1997, Edison Select had signed up more than 60,000 customers for these new retail products and services.

Edison Source: Edison Source is engaged in the business of integrated energy outsourcing and retail energy sales. Integrated energy outsourcing services include the energy efficient retrofit, operation, and maintenance of refrigeration, heating, ventilating, air conditioning, lighting and other electrical systems equipment. Retail energy services include EarthSource, one of the first renewable energy products available to residential and small business customers in California's new electricity marketplace.

Edison Utility Services: Edison Utility Services, formed in December of 1997, will offer a diverse range of services to electric utilities in the U.S. and Canada, including billing, outage management, and transmission and distribution outsourcing.

Item 2.  Properties of SCE

                  Existing Utility Generating Facilities

SCE owns and operates 12 oil- and gas-fueled electric generating plants, one diesel-fueled generating plant, 38 hydroelectric plants and an undivided 75.05% interest (1,614 MW net) in Units 2 and 3 at San Onofre.

SCE has signed agreements to sell 11 of its 12 oil- and gas-fueled generating plants, and expects those sales to close by March 31, 1998.
SCE is also seeking to sell the twelfth plant. Any of the sold plants which remain in operation will continue to be operated by SCE for at least two years following the sale.

These plants are located in Central and Southern California. Palo Verde (15.8% SCE-owned, 579 MW net) is located near Phoenix, Arizona. SCE owns a 48% undivided interest (754 MW) in Units 4 and 5 at the Four Corners Generating Station, a coal-fueled steam electric generating plant in New Mexico. Palo Verde and Four Corners are operated by other utilities. SCE operates and owns a 56% undivided interest (885 MW) in Mohave, which consists of two coal-fueled steam electric generating units in Clark County, Nevada. At year-end 1997, the existing SCE-owned generating capacity (summer effective rating) was comprised of approximately 65% gas, 15% nuclear, 11% coal, 8% hydroelectric and 1% oil.

San Onofre, Four Corners, certain of SCE's substations and portions of its transmission, distribution and communication systems are located on lands of the United States or others under (with minor exceptions) licenses, permits, easements or leases or on public streets or highways pursuant to franchises. Certain of such documents obligate SCE, under specified circumstances and at its expense, to relocate transmission, distribution and communication facilities located on lands owned or controlled by federal, state or local governments.

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

In 1997, SCE's peak demand was 19,118 MW, set on September 4, 1997. Total area system operating capacity of 21,511 MW was available to SCE at the time of the 1997 peak.

Substantially all of SCE's properties are subject to the lien of a trust indenture securing First and Refunding Mortgage Bonds (Trust Indenture), of which approximately $2.8 billion principal amount was outstanding at December 31, 1997. Such lien and SCE's title to its properties are subject to the terms of franchises, licenses, easements, leases, permits, contracts and other instruments under which properties are held or operated, certain statutes and governmental regulations, liens for taxes and assessments, and liens of the trustees under the Trust Indenture. In addition, such lien and SCE's title to its properties are subject to certain other liens, prior rights and other encumbrances, none of which, with minor or unsubstantial exceptions, affects SCE's right to use such properties in its business, unless the matters with respect to SCE's interest in Four Corners and the related easement and lease referred to below may be so considered.

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

             SCE Construction Program and Capital Expenditures

Cash required by SCE for its capital expenditures totaled $685 million in 1997, $616 million in 1996 and $773 million in 1995. Construction expenditures for the 1998-2002 period are forecasted at $3.9 billion.

In addition to cash required for construction expenditures for the next five years as discussed above, $2.8 billion is needed to meet requirements for long-term debt maturities and sinking fund redemption requirements.

SCE's estimates of cash available for operations for the five years through 2002 assume, among other things, the receipt of adequate and timely rate relief and the realization of its assumptions regarding cost increases, including the cost of capital. SCE's estimates and underlying assumptions are subject to continuous review and periodic revision.

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

On January 10, 1996, the CPUC's decision for SCE's Test Year 1995 General Rate Case (GRC) rejected a settlement agreement proposed by SCE, SDG&E and the ORA in its original form, but proposed modifications to certain terms related and granted SCE the opportunity to accept the portion of the settlement agreement related to San Onofre Units 2 and 3 with the proposed modifications. The CPUC gave SCE 25 days to prepare a detailed proposal consistent with the policy adopted in SCE's 1995 GRC decision. On February 5, 1996, SCE filed a revised San Onofre Unit 2 and 3 proposal in which it accepted the modifications to certain settlement agreement terms as proposed by the CPUC. The CPUC adopted the revised proposal on April 10, 1996. Under this proposal, SCE would have recovered its remaining investment in San Onofre Units 2 and 3 at a reduced rate of return of 7.35%, but on an accelerated basis during the eight-year period from the effective date in 1996 through December 31, 2003. Under Assembly Bill 1890, however, the recovery of the San Onofre remaining investment must be completed by December 31, 2001. In addition, the traditional cost-of-service ratemaking for San Onofre Units 2 and 3 was superseded by an incentive pricing plan, in which SCE's customers would pay a preset price for each kilowatt-hour of energy generated at San Onofre during the eight-year period. Assembly Bill 1890 allowed continuation of the incentive pricing plan through December 31, 2003, the end of the eight-year period. SCE was compensated for the incremental costs required for the continued operation of San Onofre Units 2 and 3 only with revenue earned through the incentive pricing plan. However, SCE also retained the ability to request recovery of the cost of fuel consumed for generation of replacement energy for periods in which San Onofre is not generating power through future ECAC filings. SCE would also continue to collect funds for decommissioning expenses through traditional ratemaking treatment.

On July 16, 1997, the CPUC approved SCE's request to transfer the recorded net investment in San Onofre Units 2 and 3 step-up transformers to San Onofre Units 2 and 3 sunk costs for recovery by December 31, 2001, at a reduced rate of return of 7.35%.

On August 21, 1997, the CPUC approved SDG&E and SCE's Joint Petition to Modify, requesting continued recovery of certain corporate administrative and general costs allocable to San Onofre Units 2 and 3, at rates of 0.28 cent and 0.21 cent per kWh, respectively, for the period January 1, 1998 through December 31, 2003.

In the restructuring decision, the CPUC ordered SCE to file an application by March 29, 1996, requesting a new rate mechanism for its share of the Palo Verde units to be effective January 1, 1997. On February 29, 1996, SCE filed its Palo Verde Proposal Application requesting adoption of a new rate mechanism for Palo Verde consistent with the San Onofre Units 2 and 3 rate mechanism. On November 15, 1996, SCE, ORA and TURN, entered into a settlement agreement regarding SCE's Palo Verde Proposal Application. The settlement retained SCE's proposal to recover its remaining investment in the Palo Verde units by December 31, 2001, at a reduced rate of return of 7.35% consistent with AB 1890, but modified SCE's proposed Palo Verde rate mechanism. Instead of receiving a preset price for each kilowatt-hour of energy generated during that period, as proposed, the settling parties agreed that SCE would recover its share of Palo Verde incremental operating costs, except if those costs exceed 95% of the levels forecast by SCE in its application by more than 30% in any given year. In that case, SCE must demonstrate that the aggregate amount of the costs exceeding the forecast in that year are reasonable. In addition, if the annual Palo Verde site Gross Capacity Factor (GCF) is less than 55% in a calendar year, SCE will bear the burden of proof to demonstrate that the site's operations causing the GCF to fall below 55% were reasonable in that year. If operations are determined to be unreasonable by the CPUC, SCE's replacement power purchases associated with that period of Palo Verde operations below 55% GCF may be disallowed. The CPUC approved the settlement agreement on December 20, 1996.

Beginning in 2002, power from Palo Verde Units 1, 2 and 3 will be sold at the then-current market prices with 50% of the benefits of such operation given to customers. Likewise, beginning in 2004, power from San Onofre Units 2 and 3 will be sold at the then-current market prices with 50% of the benefits of such operation given to customers.

San Onofre Nuclear Generating Station

In 1992, the CPUC approved a settlement agreement between SCE and the ORA to discontinue operation of Unit 1 at the end of its then-current fuel cycle. In November 1992, SCE discontinued operation of Unit 1. As part of the agreement, SCE recovered its remaining investment over a four-year period ending August 1996.

The Units 2 and 3 steam generators have performed relatively well through the first 15 years of operation, with low rates of ongoing tube degradation. However, during the Unit 2 scheduled refueling and inspection outage, which was completed in Spring 1997, an increased rate of degradation was identified, which resulted in the removal of more tubes from service than had been expected. The steam generator design allows for the removal of up to 10% of the tubes before the rating capacity of the unit must be reduced. As a result of the increased degradation, a mid-cycle outage was conducted in February 1998 for Unit 2. The results of that outage are still being evaluated.

During Unit 3's refueling outage, which was completed in July 1997, inspections of structural supports for steam generator tubes identified several areas where the thickness of the supports had been reduced, apparently by erosion during normal plant operation. As a result, a mid-cycle outage is planned for early 1998. However, during Unit 2's Spring 1997 outage and the February 1998 mid-cycle outage, similar tube supports showed no signs of such erosion.

Palo Verde Nuclear Generating Station

On March 14, 1993, Arizona Public Service Company (APS), the operating agent for Palo Verde, manually shut down Unit 2 as a result of a steam generator tube leak. Unit 2 remained shut down and began its scheduled refueling outage on March 19, 1993.

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

Based on latest available data, APS estimates that the Unit 1 and Unit 3 steam generators should operate for the 40 year licensed operating life of those units, although APS continues to monitor the situation. APS has disclosed that it believes it will be economically desirable to replace the Unit 2 steam generators, which have been most affected by tube cracking, in five to ten years. APS has indicated to the participants that it believes that replacement of the Unit 2 steam generators would
cost between $100 million and $150 million.   SCE estimates that this cost
could be higher, such that its share of this cost would be between $16 million and $30 million plus replacement power costs. Unanimous approval of the Palo Verde participants is required for capital improvements, including steam generator replacement. In December 1997, the Palo Verde participants unanimously agreed to purchase two spare steam generators at a cost of approximately $82 million; however, SCE has not yet decided whether it supports replacement of the Unit 2 steam generators.

Nuclear Facility Decommissioning

With the exception of San Onofre Unit 1, SCE plans to decommission its nuclear generating facilities at the end of each facility's operating license by a prompt removal method authorized by the NRC. Currently, San Onofre Unit 1, which shut down in 1992, is expected to be stored until decommissioning begins at the other San Onofre units. Decommissioning is estimated to cost $2.1 billion in current-year dollars based on site-specific studies performed in 1993 for San Onofre and 1992 for Palo Verde. This estimate considers the total cost of decommissioning and dismantling the plant, including labor, material, burial and other costs. The site specific studies are updated approximately every three years. Changes in the estimated costs, timing of decommissioning, or the assumptions underlying these estimates could cause material revisions to the estimated total cost to decommission in the near term. Decommissioning is scheduled to begin in 2013 at San Onofre and 2024 at Palo Verde.

Decommissioning costs, which are accrued and recovered through non-bypassable customer rates over the terms of each nuclear facility's operating license, are recorded as a component of depreciation expense. Decommissioning expense was $154 million in 1997, $148 million in 1996 and $151 million in 1995. The accumulated provision for decommissioning was $1.1 billion at December 31, 1997, and $949 million at December 31, 1996. The estimated costs to decommission San Onofre Unit 1 ($280 million in 1993 dollars) are recorded as a liability.

Decommissioning funds collected in rates are placed in independent trusts which, together with accumulated earnings, will be utilized solely for decommissioning.

Nuclear Insurance

Federal law limits public liability claims from a nuclear incident to $8.9 billion. SCE and other owners of San Onofre and Palo Verde have purchased the maximum private primary insurance available ($200 million). The balance is covered by the industry's retrospective rating plan that uses deferred premium charges to every reactor licensee if a nuclear incident at any licensed reactor in the U.S. results in claims and/or costs which exceed the primary insurance at that plant site. Federal regulations require this secondary level of financial protection. The NRC exempted San Onofre Unit 1 from this secondary level, effective June 1994. The maximum deferred premium for each nuclear incident is $79 million per reactor, but not more than $10 million per reactor may be charged in any one year for each incident. Based on its ownership interests, SCE could be required to pay a maximum of $158 million per nuclear incident. However, it would have to pay no more than $20 million per incident in any one year. Such premium amounts include a 5% surcharge if additional funds are needed to satisfy public liability claims and are subject to periodic adjustment for inflation. If the public liability limit above is insufficient, federal regulations may impose further revenue-raising measures to pay claims, including a possible additional assessment on all licensed reactor operators.

Property damage insurance covers losses up to $500 million, including decontamination costs, at San Onofre and Palo Verde. Decontamination liability and property damage coverage exceeding the primary $500 million has also been purchased in amounts greater than federal requirements. Additional insurance covers part of replacement power expenses during an accident-related nuclear unit outage. These policies are issued primarily by mutual insurance companies owned by utilities with nuclear facilities. If losses at any nuclear facility covered by these arrangements were to exceed the accumulated funds for these insurance programs, SCE could be assessed retrospective premium adjustments of up to $28 million per year. Insurance premiums are charged to operating expense.

Item 3.  Legal Proceedings

Edison International

                           Tradename Litigation

On September 30, 1997, an action was filed against Edison International in the United States District Court for the Southern District of New York alleging trademark infringement under the Lanham Act and related state causes of action for unfair competition. The complaint requested injunctive relief restraining Edison International from using various tradenames and trademarks utilizing the "Edison" name and sought to recover unspecified damages in profits from Edison International allegedly arising from infringing activities. On November 19, 1997, Edison International filed and served its answer to the complaint denying all of the substantive allegations and asserting affirmative defenses. After an initial status conference, the court stayed discovery in this matter to allow the parties to discuss a resolution of the matter. Such discussions are continuing and the stay of discovery has been extended by agreement of the parties.

Edison Mission Energy

                              PMNC Litigation

In February 1997, a civil action was commenced in the Superior Court of the State of California, Orange County, entitled The Parsons Corporation and PMNC v. Brooklyn Navy Yard Cogeneration Partners, L.P., Mission Energy New York, Inc. and B-41 Associates, L.P., in which plaintiffs assert general monetary claims under the construction turnkey agreement in the amount of $136.8 million. In addition to defending this action, Brooklyn Navy Yard has also filed an action entitled Brooklyn Navy Yard Cogeneration Partners, L.P. v. PMNC, Parsons Main of New York, Inc., Nab Construction Corporation, L.K. Comstock & Co., Inc. and The Parsons Corporation in the Supreme Court of the State of New York, Kings County, asserting general monetary claims in excess of $13 million under the construction turnkey agreement. Edison International believes that the outcome of this litigation will not have a material adverse effect on its financial position or results of operations.

Southern California Edison Company

                     Qualifying Facilities Litigation

On May 20, 1993, four geothermal QFs filed a lawsuit against SCE in Los Angeles County Superior Court, claiming that SCE underpaid, and continues to underpay, the plaintiffs for energy. SCE denied the allegations in its response to the complaint. The action was brought on behalf of Vulcan/BN Geothermal Power Company, Elmore L.P., Del Ranch L.P. and Leathers L.P., each of which was partially owned by a subsidiary of EME (a subsidiary of Edison International) at the time of filing. In April 1996, EME's 50% share in these projects was sold to CalEnergy. In October 1994, plaintiffs submitted an amended complaint to the court to add causes of action for unfair competition and restraint of trade. In July 1995, after several motions to strike had been heard by the court, the plaintiffs served a fourth amended complaint, which omitted the previous claims based on alleged restraint of trade. The plaintiffs allege in the fourth amended complaint that past underpayments have totaled at least $21
million.   In  other  court filings,  plaintiffs  contend  that additional contract payments owing from the beginning of the alleged underpayments through the end of the contract term could total approximately $60 million. Plaintiffs also seek unspecified punitive damages and an injunction to enjoin SCE from "future" unfair competition. After SCE's motion to strike portions of the fourth amended complaint was denied, SCE filed an answer to the fourth amended complaint which denies its material allegations.

On May 1, 1996, the parties entered into an agreement for a settlement of all claims in dispute. Pursuant to the agreement, the specific terms of which are confidential, a settlement amount has been paid and the parties have entered into mutual general releases, with respect to the period before January 1, 1996. SCE intends to seek recovery of this payment through rates. SCE has also agreed, subject to CPUC approval, to increase payments to plaintiffs for specified levels of energy deliveries for the period after December 31, 1995. Plaintiffs have reserved the right to continue the litigation with respect to the period after December 31,
1995, if CPUC approval is not obtained.   On August 8, 1996, SCE filed its
application with the CPUC for approval of the settlement as it pertains to the period after 1995. On December 20, 1996, the ORA filed a protest to the application. In its protest, the ORA requests that the CPUC not grant the application or, in the alternative, that the CPUC conduct hearings on the application. On January 17, 1997, SCE filed a reply to the ORA's request. On February 27, 1997, a prehearing conference was held, at which time SCE's application was set for hearing to start on April 23, 1997. This hearing date was subsequently vacated by the assigned administrative law judge due to ongoing discussions to resolve issues raised by the ORA's protest. As a result of those discussions, SCE and the ORA entered into a stipulation and agreement (Stipulation) effective July 11, 1997. In the Stipulation, the ORA agrees to withdraw its protest and support SCE's application in return for SCE's agreement that the cost recovery issues presented in the application may be transferred for a decision in SCE's 1992 ECAC proceeding, where related issues are currently pending. The Stipulation further provides for SCE and the ORA to file a joint motion for approval of the Stipulation. The motion was filed on September 25, 1997. In light of the Stipulation, plaintiffs and SCE have entered into two amendments to the May 1, 1996, settlement agreement. The first amendment provides for the post-1995 portion of the settlement to become effective through 1997 upon CPUC approval consistent with the Stipulation. The second amendment resulted in plaintiffs dismissing the lawsuit without prejudice pending final CPUC resolution of the issues raised by SCE's application. On December 16, 1997, the CPUC issued a decision which approves the application subject to the terms of the Stipulation. In light of this decision, SCE has supplemented its testimony in the 1992 ECAC proceeding to support its request to recover its costs of settlement. Hearings in the 1992 ECAC began on March 9, 1998, and are scheduled to conclude on approximately March 20, 1998.

                        Wind Generators' Litigation

Between January 1994 and October 1994, SCE was named as a defendant in a series of eight lawsuits brought by independent power producers of wind generation. Seven of the lawsuits were filed in Los Angeles County Superior Court and one was filed in Kern County Superior Court. The lawsuits allege SCE incorrectly interpreted contracts with the plaintiffs by limiting fixed energy payments to a single 10-year period rather than beginning a new 10-year period of fixed energy payments for each stage of development. In its responses to the complaints, SCE denied the plaintiffs' allegations. In each of the lawsuits, the plaintiffs seek declaratory relief regarding the proper interpretation of the contracts. Plaintiffs allege a combined total of approximately $189 million in damages, which includes consequential damages claimed in seven of the eight lawsuits. On March 1, 1995, the court in the lead Los Angeles Superior Court case granted the plaintiffs' motion seeking summary adjudication that the contract language in question is not reasonably susceptible to SCE's position that there is only a single, 10-year period of fixed payments. Following the March 1 ruling, a ninth lawsuit was filed in the Los Angeles Superior Court raising claims similar to those alleged in the first eight. SCE subsequently responded to the complaint in the new lawsuit by denying its material allegations. On April 5, 1995, SCE filed a petition for Writ of Mandate, Prohibition or Other Appropriate Relief, requesting that the Court of Appeal of the State of California, Second Appellate District issue a writ directing the Los Angeles Superior Court to vacate its March 1 order granting summary adjudication. In a decision filed August 9, 1995, the Court of Appeal issued a writ directing that the order be overturned, and a new order be entered denying the motion. In light of the Court of Appeal decision in the lead Los Angeles case, a summary adjudication motion in the Kern County case was withdrawn. On March 25, 1996, pursuant to a court-approved stipulation, all but one of the cases were consolidated for trial in Los Angeles Superior Court. Shortly thereafter, on April 3, 1996, pursuant to stipulation of the parties, the Kern County case was ordered to be coordinated with the Los Angeles cases so that it too will be tried in Los Angeles. Trial of the consolidated cases, beginning with the lead case, commenced on March 10, 1997. The consolidated cases are to be tried one after another in bifurcated fashion with the liability phase of each and all of the cases to be tried before commencement of the damages phase, if applicable. Testimony and arguments in the liability phase of the lead case concluded on May 20, 1997. On July 7, 1997, the court issued a tentative decision which effectively would resolve all liability issues in the lead case in SCE's favor. A proposed Statement of Decision consistent with the conclusions in the tentative decision was submitted by SCE and argument on the same took place at a hearing on October 31, 1997. The hearing was not concluded at that time and further argument took place on November 17, 1997. On December 22, 1997, the judge ruled on the objections raised at the two hearings and ordered SCE to prepare a proposed Statement of Decision incorporating her ruling. SCE submitted this document to the court on January 13, 1998. At a hearing on February 4, 1998, the court, after considering additional objections to parts of the proposed order, directed SCE to prepare a further, revised order which would not materially change the court's previous, tentative rulings. This final statement of decision was filed on February 6, 1998. In addition, on February 20, 1998, the court entered a judgment against the lead Plaintiff. The court also scheduled another status and trial setting conference for April 2, 1998.

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

On December 19, 1997, SCE filed a second amended complaint in response to which the Defendants filed a motion to strike, which was argued and taken under submission by the court on March 13, 1998. The Defendants also filed a motion for summary judgment, set for hearing on March 19, 1998, asserting that SCE's claims are time-barred or were released in connection with the settlement of prior litigation among some of the Defendants and two of SCE's affiliates, Mission Power Engineering, and The Mission Group (the Mission Parties). SCE asserts that the earlier settlement does not bar the claims it is prosecuting in this matter and that these claims are not time-barred. SCE has filed its opposition to the motion for summary judgment and will shortly file a supplemental opposition to address certain additional matters raised by the Defendants. SCE has also filed a cross motion for summary adjudication with respect to the issues raised in Defendants' summary judgment motion. No hearing date has been scheduled for SCE's motion for summary adjudication. In addition, the Defendants have filed a motion to stay SCE's case pending resolution of certain technical issues by the Great Basin Air Quality Management District under the doctrine of primary jurisdiction. The motion was heard for hearing on March 13, 1998, and the matter was taken under submission at that time.

The Defendants have also asserted various claims against SCE and the Mission Parties in a cross-complaint filed in the action commenced by SCE as well as in a separate action filed against SCE by three of the Defendants in Inyo County Superior Court. Following a hearing on November 20, 1997, the court consolidated these actions for all purposes and ordered the Defendants to file a second amended cross-complaint.

The second amended cross-complaint asserts nineteen causes of action against SCE, three of which are also asserted against the Mission Parties. Included are claims for declaratory relief; breach of the implied covenant of good faith and fair dealing; inducing breach of employee agreements; breach of contract; disparagement, and slander per se; injunctive relief and restitution for unfair business practices; anticipatory breach of contract; violation of Public Utilities Code Sections 453, 707 and 2106; and negligent and intentional misrepresentation. Several of these claims are premised on the theory that SCE has incorrectly interpreted the cross-complainants' contracts as providing for only a single "fixed price" period in view of the fact that the cross-complainants developed their projects in phases. This theory has also been asserted by other independent power producers in litigation pending in Los Angeles Superior Court. (See, "Wind Generation Litigation" above.) SCE filed a demurrer to, and a motion to strike, in response to the second amended cross-complaint, both of which were argued on March 13, 1998, and taken under submission by the court.

Based on the common issues asserted in the Wind Generation Litigation and the Defendants' second amended cross-complaint, SCE filed a petition to coordinate the consolidated actions pending in Inyo County Superior Court with the Wind Generation Litigation pending in Los Angeles Superior Court. In connection with the petition to coordinate, SCE has also applied for a stay of all proceedings in Inyo County. Both the petition to coordinate and the application for stay will be decided by the judge presiding in the Wind Generation Litigation. A hearing has been scheduled with respect to both SCE's petition to coordinate and the application for stay on March 30, 1998.

Discovery is at a very preliminary stage, and it is reasonable to anticipate that there will be further amendments to the pleadings. The materiality of net final judgments against SCE in these actions would be largely dependent on the extent to which any damages or additional payments which might result therefrom are recoverable through rates.

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

                   San Onofre Personal Injury Litigation

An SCE engineer employed at San Onofre died in 1991 from cancer of the abdomen. On February 6, 1995, his children sued SCE and SDG&E, as well as Combustion Engineering, the manufacturer of the fuel rods for the plant, in the U.S. District Court for the Southern District of California. Plaintiffs alleged that the former employee's illness resulted from, and was aggravated by, exposure to radiation at San Onofre, including contact with radioactive fuel particles released from failed fuel rods.
Plaintiffs sought unspecified compensatory and punitive damages. On April 3, 1995, the court granted the defendants' motion to dismiss 14 of the plaintiffs' 15 claims. SCE's April 20, 1995, answer to the complaint denied all material allegations. On October 10, 1995, the court granted plaintiffs' motion to include the Institute of Nuclear Power Operations (an organization dedicated to achieving excellence in nuclear power operations) as a defendant in the suit. On December 7, 1995, the court granted SCE's motion for summary judgment on the sole outstanding claim against it, basing the ruling on the worker's compensation system being the exclusive remedy for the claim. Plaintiffs have appealed this ruling to the Ninth Circuit Court of Appeals. Oral argument on the appeal took place on December 4, 1997, and the matter is now under submission. All trial court proceedings have been stayed pending the ruling of the Court of Appeals. The impact on SCE, if any, from further proceedings in this case against the remaining defendants cannot be determined at this time.

On July 5, 1995, a former SCE reactor operator and his wife sued SCE and SDG&E in the U.S. District Court for the Southern District of California. Plaintiffs also named Combustion Engineering, the manufacturer of the fuel rods for the plant, and the Institute of Nuclear Power Operations as defendants. The former employee died of leukemia shortly after the complaint was filed. Plaintiffs allege that the former operator's illness resulted from, and was aggravated by, exposure to radiation at San Onofre, including contact with radioactive fuel particles released from failed fuel rods. Plaintiffs seek unspecified compensatory and punitive damages. On November 22, 1995, the complaint was amended to allege wrongful death and added the former employee's two children as plaintiffs. On December 22, 1995, SCE filed a motion to dismiss or, in the alternative, for summary judgment based on worker's compensation exclusivity. On March 25, 1996, the court granted SCE's motion for summary judgment. Plaintiffs have appealed this ruling to the Ninth Circuit Court of Appeals. Oral argument on the appeal took place on December 4, 1997, and the matter is now under submission. All trial court proceedings have been stayed pending the ruling of the Court of Appeals in this case and in the case described in the above paragraph. The impact on SCE, if any, from further proceedings in this case against the remaining defendants cannot be determined at this time.

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

On November 17, 1995, an SCE employee and his wife sued SCE in the U.S. District Court for the Southern District of California. Plaintiffs also named Combustion Engineering, the manufacturer of the fuel rods for the San Onofre plant. The employee worked for SCE at San Onofre from 1981 to 1990. Plaintiffs alleged that the employee transported radioactive byproducts on his person, clothing and/or tools to his home where his wife was then exposed to radiation that caused her leukemia. Plaintiffs seek unspecified compensatory and punitive damages. SCE's December 19, 1995, partial answer to the complaint denied all material non-employment related allegations. SCE's motion to dismiss the employee's employment related allegations based on worker's compensation exclusivity was granted on
March 19,  1996.   The  employee's  wife  died  on  August 15, 1996.  On
September 20, 1996, the complaint was amended to allege wrongful death and to add the employee's two children as plaintiffs. SCE's motion for summary judgment was denied on April 9, 1997. The trial in this case took place over approximately 22 days between January and March 1998 and resulted in a jury verdict for both defendants. It is not known whether plaintiffs will move for a new trial and/or appeal.

On November 28, 1995, a former contract worker at San Onofre, her husband, and her son, sued SCE in the U.S. District Court for the Southern District of California. Plaintiffs also named Combustion Engineering, the manufacturer of the fuel rods for the San Onofre plant. Plaintiffs allege that the former contract worker transported radioactive byproducts on her person and clothing to her home where her son was then exposed to radiation that caused his leukemia. Plaintiffs seek unspecified compensatory and punitive damages. SCE's January 2, 1996, answer denied
all  material  allegations.   On August 12, 1996,  the Court dismissed the
claims of the former worker and her husband with prejudice. This case is expected to go to trial in mid-1998, after completion of the trial court proceedings in the case described in the preceding paragraph.

On November 20, 1997, a former contract worker at San Onofre and his wife sued SCE in the Superior Court of California, County of San Diego. The contract worker was an ironworker at San Onofre during a portion of 1995. The suit alleges that SCE allowed dangerous conditions to exist at San Onofre, causing him to sustain unspecified personal injuries. His wife alleges loss of consortium and other general damages. The case has been removed to the U.S. District Court for the Southern District of California. SCE filed a motion on January 6, 1998, asking that the case be converted to a Price-Anderson cause of action.

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

On June 30, 1997, SCE filed an answer to the complaint denying the substantive allegations and raising appropriate defenses. Plaintiff and SCE reached a settlement of this dispute for nonmonetary compensation. An agreement to dismiss the lawsuit was filed with the court on February 8, 1998.

                        False Claims Act Litigation

In September 1997, SCE became aware of a complaint filed in the Southern District of the U.S. District Court of California by a San Onofre employee, acting at his own initiative on behalf of the United States under the False Claims Act, against SCE and SDG&E. The complaint alleges that SCE and SDG&E have submitted fraudulent claims to the United States government, the State of California and their customers resulting in $491 million in overpayments ($383 million of which is attributed to SCE). The employee alleges that SCE and SDG&E provided the CPUC with data which inflated projected costs at San Onofre while minimizing projected revenue, resulting in the CPUC setting inflated rates. The amount sought in this complaint is subject to trebling, plus civil penalties of $10,000 per false claim submitted for payment (for an unspecified number of claims). SCE and SDG&E filed separate motions to dismiss this lawsuit on November 6, 1997. The employee responded to both motions on December 20, 1997.
SCE and SDG&E replied to the employee's response on January 13, 1998.
Oral argument on the motion to dismiss was heard on January 20, 1998, and the court has the matter under submission.

            Mohave Generating Station Environmental Litigation

On February 19, 1998, the Sierra Club and the Grand Canyon Trust filed suit against SCE. Mohave is operated by SCE, and SCE is one of several co-owners. The lawsuit alleges that Mohave has been violating various provisions of the Clean Air Act, the Nevada state implementation plan, and applicable pollution permits relating to opacity and sulfur dioxide emission limits over the last five years. The plaintiffs seek declaratory and injunctive relief as well as civil penalties. Under the Clean Air Act, the maximum civil penalty obtainable is $25,000 per day of violation.

Item 4.  Submission of Matters to a Vote of Security Holders

Inapplicable.

Pursuant to Form 10-K's General Instruction ("General Instruction") G(3), the following information is included as an additional item in Part I:

Executive Officers(1) of the Registrant

                         Edison International

                          Age at December
Executive Officer            31, 1997            Company Position                        Effective Date
-----------------         ---------------        ----------------                        --------------
John E. Bryson                   54              Chairman of the Board, Chief           October 1, 1990
                                                   Executive Officer and Director

Bryant C. Danner                 60              Executive Vice President               June 1, 1995
                                                   and General Counsel

Alan J. Fohrer                   47              Executive Vice President and           September 1, 1996
                                                   Chief Financial Officer

Theodore F. Craver, Jr.          46              Senior Vice President and              February 18, 1998
                                                   Treasurer

William J. Heller                41              Senior Vice President,                 January 1, 1996
                                                   Strategic Planning and New
                                                   Business Development

Robert G. Foster                 50              Senior Vice President,                 November 21, 1996
                                                   Public Affairs

Richard K. Bushey                57              Vice President and                     July 21, 1988
                                                   Controller

Thomas J. Higgins                52              Vice President,                        January 1, 1996
                                                   Corporate Communications

Beverly P. Ryder                 47              Corporate Secretary                    January 1, 1996

__________

(1) Executive Officers are defined by Rule 3b-7 of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended. Pursuant to this rule, the Executive Officers of Edison International include certain elected officers of Edison International and its subsidiaries SCE, Edison Mission Energy, Edison Capital, and Edison Enterprises, all of whom may be deemed significant policy makers of Edison International.

       None of Edison International's elected executive officers are related to each other by blood or marriage. As set forth in Article IV of Edison International's Bylaws, the elected officers of Edison International are chosen annually by and serve at the pleasure of Edison International's Board of Directors and hold their respective offices until their resignation, removal, other disqualification from service, or until their respective successors are elected. Each of the elected executive officers of Edison International holds an identical position at SCE except William J. Heller, who is not an officer of SCE. Each of the elected executive officers of Edison International has been actively engaged in the business of Edison International for more than five years except Theodore F. Craver,
       Jr., William J. Heller,  and  Thomas J. Higgins.   Those  officers
       who have not held their present position with Edison International and/or SCE for the past five years had the following business experience during that period:

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

Theodore F. Craver, Jr.          Vice President and Treasurer of Edison          September 1996 to February 1998
                                   International and SCE
                                 Executive Vice President and                    September 1990 to August 1996
                                   Corporate Officer, First Interstate
                                   Bancorp(4)

William J. Heller                Partner, Management Consulting                  August 1982 to December 1995
                                   firm of McKinsey and Company(1)(4)

Robert G. Foster                 Vice President, Public Affairs of               January 1996 to October 1996
                                   Edison International
                                 Vice President, Public Affairs of SCE           November 1993 to October 1996
                                 Regional Vice President of SCE                  January 1988 to October 1993

Thomas J. Higgins                Vice President, Corporate Communications        April 1995 to January 1996
                                   of SCE
                                 President, The Laurel                           January 1994 to December 1994
                                   Company(2)(4)
                                 Senior Vice President of Blue                   October 1990 to December 1993
                                   Cross/Blue Shield of Maryland(4)

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

______________

(1) Prior to leaving McKinsey and Company, William J. Heller served as associate/engagement manager in Houston, Texas, senior engagement manager/principal in London, England and principal/head of McKinsey's Los Angeles energy practice beginning in 1991.

(2) As President of The Laurel Company, Thomas J. Higgins provided advice on planning and financing for mergers and acquisitions for clients in the managed health care business.

(3)    This entity is a division of SCE.

(4) This entity is not a parent, subsidiary or other affiliate of Edison International.

                                                  SCE
                         Age at
                        December                                                         Effective
Executive Officer(1)    31, 1997            Company Position                               Date
-----------------       --------            ----------------                             ---------
John E. Bryson            54                Chairman of the Board,                  October 1, 1990
                                              Chief Executive Officer
                                              and Director

Stephen E. Frank          56                President, Chief Operating              June 19, 1995
                                              Officer and Director

Bryant C. Danner          60                Executive Vice President                June 1, 1995
                                              and General Counsel

Alan J. Fohrer            47                Executive Vice President and            September 1, 1996
                                              Chief Financial Officer

Harold B. Ray             57                Executive Vice President,               June 1, 1995
                                              Generation Business Unit

Theodore F. Craver, Jr.   46                Senior Vice President and Treasurer     February 18, 1998

John R. Fielder           52                Senior Vice President, Regulatory       February 18, 1998
                                              Policy and Affairs

Robert G. Foster          50                Senior Vice President,                  November 21, 1996
                                              Public Affairs

Richard M. Rosenblum      47                Senior Vice President,                  February 18, 1998
                                              T&D Wires Business Unit

Pamela A. Bass            50                Vice President, Customer                June 1, 1996
                                              Solutions Business Unit

Richard K. Bushey         57                Vice President and Controller           January 1, 1984

Bruce C. Foster           45                Vice President, San Francisco           January 1, 1995
                                              Regulatory Affairs

Thomas J. Higgins         52                Vice President, Corporate               April 1, 1995
                                              Communications

Beverly P. Ryder          47                Corporate Secretary                     January 1, 1996

______________

(1) Executive 0fficers, Bryson, Danner, Fohrer, Craver, Robert Foster, Bushey, Higgins, and Ryder hold the same positions with Edison International. Edison International is the parent holding company of SCE.

None of SCE's executive officers are related to each other by blood or marriage. As set forth in Article IV of SCE's Bylaws, the officers of SCE are chosen annually by and serve at the pleasure of SCE's Board of Directors and hold their respective offices until their resignation, removal, other disqualification from service, or until their respective successors are elected. All of the executive officers have been actively engaged in the business of SCE for more than five years except for Stephen
E. Frank, Theodore F. Craver, Jr., Bruce C. Foster, Thomas J. Higgins, and Beverly P. Ryder. Those officers who have not held their present position for the past five years had the following business experience:

Stephen E. Frank                President and Chief Operating Officer,         August 1990 to January 1995
                                  Florida Power and Light Company(1)

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

Harold B. Ray                   Senior Vice President, Power Systems           June 1990 to May 1995

Theodore F. Craver, Jr.         Vice President and Treasurer, SCE              September 1996 to February 1998
                                Executive Vice President and Corporate         September 1990 to August 1996
                                  Treasurer, First Interstate Bancorp(1)

John R. Fielder                 Vice President, Regulatory Policy              February 1992 to January 1998
                                  and Public Affairs

Robert G. Foster                Vice President, Public Affairs                 November 1993 to January 1996
                                Regional Vice President, Sacramento            January 1988 to October 1993
                                  Office

Richard M. Rosenblum            Vice President, Distribution                   January 1996 to January 1998
                                  Business Unit
                                Vice President, Nuclear Engineering            June 1993 to December 1995
                                  and Technical Services
                                Manager of Nuclear Regulatory Affairs          June 1989 to May 1993

Bruce C. Foster                 Regional Vice President, San Francisco         January 1992 to December 1994
                                  Office

Thomas J. Higgins               Vice President, Corporate Communications       April 1995 to January 1996
                                President, The Laurel Company(1)(2)            January 1994 to December 1994
                                Senior Vice President of Blue                  October 1990 to December 1993
                                  Cross/Blue Shield of Maryland(3)

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

______________

(1)   This entity is not a parent, subsidiary or other affiliate of SCE.

(2) As President of The Laurel Company, Thomas J. Higgins provided advice on planning and financing for mergers and acquisitions for clients in the managed health care business.

(3)   This entity is a division of SCE.

                             The Nonutility Companies

                            Age at December
Executive Officer              31, 1997         Company Position                        Effective Date
-----------------           ---------------     ----------------                        --------------

Alan J. Fohrer                 47               Vice Chairman of the Board,             May 20, 1993
                                                  Edison Mission Energy

Edward R. Muller               45               President and Chief Executive           August 23, 1993
                                                  Officer, Edison Mission Energy

Robert M. Edgell               50               Executive Vice President,               April 1, 1988
                                                  Edison Mission Energy

Thomas R. McDaniel             48               President and Chief Executive           March 1, 1992
                                                  Officer, Edison Capital
                                                President and Chief Executive           September 1, 1987
                                                  Officer, Mission Land Company

Stephen E. Pazian              48               President and Chief Executive           June 19, 1997
                                                  Officer, Edison Enterprises
                                                Chairman and Chief Executive            June 19, 1997
                                                  Officer, Edison Source and
                                                  Edison Select
                                                Chairman, Edison EV                     May 1, 1997

______________

None of the Nonutility Companies' executive officers are related to each other by blood or marriage. As set forth in Article IV of their respective Bylaws, the officers of the Nonutility Companies are chosen annually by and serve at the pleasure of the respective Boards of Directors and hold their respective offices until their resignation, removal, other disqualification from service, or until their respective successors are elected. All of the executive officers have been actively engaged in the business of the respective Nonutility Companies and/or Edison International or SCE for more than five years except for Edward R. Muller and Stephen E. Pazian. Those officers who have not held their present position for the past five years had the following business experience:

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

Edward R. Muller             Vice President, Chief                          October 1992 to August 1993
                               Financial Officer, General
                               Counsel and Secretary,
                               Whittaker Corporation(1)(3)
                             Vice President, Secretary and                  October 1991 to August 1993
                               General Counsel of Biowhittaker,
                               Inc.(2)(3)

Thomas R. McDaniel           President and Chief Executive Officer,         August 1987 to March 1992
                               Edison Capital

Stephen E. Pazian            President and Chief Executive                  May 1997 to June 1997
                               Officer, Edison Source
                             President, Ameritech Security Monitoring(3)    January 1996 to April 1997
                             President and Chief Executive Officer,         April 1989 to December 1995
                               BellSouth MobileComm(3)

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

(3) This entity is not a parent, subsidiary or other affiliate of Edison International.

                                  PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters

Information responding to Item 5 is included in Edison International's Annual Report to Shareholders for the year ended December 31, 1997, ("Annual Report") under "Quarterly Financial Data" on page 33 and under "Shareholder Information" on page 57, and is incorporated by reference pursuant to General Instruction G(2). The number of Common Stock shareholders of record was 104,567 on March 23, 1998. Additional information concerning the market for Edison International's Common Stock is set forth on the cover page hereof.

Item 6.  Selected Financial Data

Information responding to Item 6 is included in the Annual Report under "Selected Financial and Operating Data: 1993-1997" on page 56, and is incorporated herein by reference pursuant to General Instruction G(2).

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

Information responding to Item 7 is included in the Annual Report under "Management's Discussion and Analysis" on pages 23 through 33 and is incorporated herein by reference pursuant to General Instruction G(2).

Item 8.  Financial Statements and Supplementary Data

Certain information responding to Item 8 is set forth after Item 14 in
Part IV. Other information responding to Item 8 is included in the Annual Report on page 33 under "Quarterly Financial Data," and on pages 35, 36, 37, 38, and 39 through 53 and is incorporated herein by reference pursuant to General Instruction G(2).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant

Information concerning executive officers of Edison International is set forth in Part I in accordance with General Instruction G(3), pursuant to Instruction 3 to Item 401(b) of Regulation S-K. Other information responding to Item 10 is included in the Joint Proxy Statement ("Proxy Statement") filed with the Commission in connection with Edison International's Annual Meeting to be held on April 16, 1998, under the heading, "Election of Directors of Edison International and SCE" on pages 3 through 6 and "Section 16(a) Beneficial Ownership Reporting Compliance" on page 22, and is incorporated herein by reference pursuant to General Instruction G(3).

Item 11.  Executive Compensation

Information responding to Item 11 is included in the Proxy Statement beginning with the section under the heading "Executive Compensation Table
- Edison International and SCE" on pages 9 through 20, and is incorporated herein by reference pursuant to General Instruction G(3).

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information responding to Item 12 is included in the Proxy Statement under the headings "Stock Ownership of Directors and Executive Officers of Edison International and SCE" on pages 7 through 10 and "Stock Ownership of Certain Shareholders" on page 31, and is incorporated herein by reference pursuant to General Instruction G(3).

Item 13.  Certain Relationships and Related Transactions

Information responding to Item 13 is included in the Proxy Statement under the heading "Certain Relationships and Transactions of Nominees and Executive Officers" on pages 22 through 25, and is incorporated herein by reference pursuant to General Instruction G(3).

                                PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)       Financial Statements

The following items contained in the Annual Report are found on pages 23 through 53, and are incorporated by reference in this report.

    Management's Discussion and Analysis of Results of Operations and Financial Condition
    Responsibility for Financial Reporting
    Report of Independent Public Accountants
    Consolidated Statements of Income -- Years Ended December 31, 1997,
           1996 and 1995
    Consolidated Balance Sheets -- December 31, 1997, and 1996
    Consolidated Statements of Cash Flows -- Years Ended December 31, 1997,
           1996 and 1995
    Consolidated Statements of Retained Earnings -- Years Ended December
           31, 1997, 1996 and 1995
    Notes to Consolidated Financial Statements

    (2)    Report of Independent Public Accountants and Schedules
           Supplementing Financial Statements

The following documents may be found in this report at the indicated page numbers.
                                                                       Page
                                                                       ----
        Report of Independent Public Accountants on Supplemental
          Schedules                                                     42
        Schedule I--Condensed Financial
          Information of Parent                                         43
        Schedule II--Valuation and Qualifying Accounts for the
          Years Ended December 31, 1997, 1996 and 1995                  45

Schedules I through V, inclusive, except those referred to above, are omitted as not required or not applicable.

    (3)    Exhibits

        See Exhibit Index on page 49 of this report.

(b)     Reports on Form 8-K

        December 8, 1997
          Item 5:  Other Events:     Sale of Southern California Edison
                                     Company's 10 Gas-fired Generating Plants
        December 17, 1997
          Item 5:  Other Events:     Rate Reduction Bonds Sold

        February 13, 1998
          Item 5: Other Events:      Sale of Southern California Edison
                                            Company's Long Beach Gas-fired
                                            Generating Plant

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                            ON SUPPLEMENTAL SCHEDULES




To Edison International:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in the 1997 Annual Report to Shareholders of Edison International incorporated by reference in this Form 10-K, and have issued our report thereon dated January 30, 1998. Our audits of the consolidated financial statements were made for the purpose of forming an opinion on those basic consolidated financial statements taken as a whole. The supplemental schedules listed in Part IV of this Form 10-K, which are the responsibility of Edison International's management, are presented for purposes of complying with the Securities and Exchange Commission's rules and regulations, and are not part of the basic consolidated financial statements. These supplemental schedules have been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.





                                                  ARTHUR ANDERSEN LLP
                                                  ARTHUR ANDERSEN LLP

Los Angeles, California
January 30, 1998

                               Edison International


              SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF PARENT

                            CONDENSED BALANCE SHEETS

                                                                                           December 31,
                                                                                   ----------------------------
                                                                                      1997             1996
                                                                                   ----------       ----------
                                                                                         (In thousands)

Assets:
  Cash and equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  273,603       $   34,689
  Other current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       137,969          125,820
                                                                                   ----------       ----------
     Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . .       411,572          160,509

  Investments in subsidiaries . . . . . . . . . . . . . . . . . . . . . . . . .     5,128,793        6,552,631
  Other deferred debits . . . . . . . . . . . . . . . . . . . . . . . . . . . .           344              209
                                                                                   ----------       ----------

     Total assets                                                                  $5,540,709       $6,713,349
                                                                                   ==========       ==========

Liabilities and Shareholders' Equity:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    2,536       $    1,877
  Other current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .        99,020          313,029
                                                                                   ----------       ----------
     Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . .       101,556          314,906

  Other deferred credits. . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,296            1,211

  Common shareholders' equity . . . . . . . . . . . . . . . . . . . . . . . . .     5,436,857        6,397,232
                                                                                   ----------       ----------

     Total liabilities and shareholders' equity . . . . . . . . . . . . . . . .    $5,540,709       $6,713,349
                                                                                   ==========       ==========

                          CONDENSED STATEMENTS OF INCOME
               For the Years Ended December 31, 1997, 1996, and 1995

                                                                        1997           1996            1995
                                                                       --------      --------        --------
                                                                     (In thousands, except per-share amounts)

Operating revenue and other income. . . . . . . . . . . . . . .      $ 38,648       $ 29,539        $ 19,408
Operating expenses and interest expense . . . . . . . . . . . .        65,262         42,908          26,741
        . . . . . . . . . . . . . . . . . . . . . . . . . . . .      --------       --------        --------
  Loss before equity in earnings of subsidiaries. . . . . . . .       (26,614)       (13,369)         (7,333)


Equity in earnings of subsidiaries. . . . . . . . . . . . . . .       726,470        730,117         746,469
        . . . . . . . . . . . . . . . . . . . . . . . . . . . .      --------       --------        --------
     Net income . . . . . . . . . . . . . . . . . . . . . . . .      $699,856       $716,748        $739,136
        . . . . . . . . . . . . . . . . . . . . . . . . . . . .      ========       ========        ========

Weighted-average shares of common stock outstanding . . . . . .       400,396        437,335         446,159
Basic earnings per share. . . . . . . . . . . . . . . . . . . .      $   1.75       $   1.64        $   1.66
Diluted earnings per share. . . . . . . . . . . . . . . . . . .      $   1.73       $   1.63        $   1.65

                               Edison International

                       CONDENSED STATEMENTS OF CASH FLOWS
               For the Years Ended December 31, 1997, 1996, and 1995

                                                                        1997            1996            1995
                                                                       -------      ---------        ---------
                                                                                  (In thousands)


Cash Flows From Operating Activities                                  $(19,894)     $ 58,901        $(24,935)
                                                                      --------      --------        --------
Cash Flows From Financing Activities                                   258,920       (54,150)        299,703
                                                                     --------       --------        --------

Cash Flows From Investing Activities                                     (112)          (102)       (333,058)
                                                                     --------       --------        --------
Increase (Decrease) in cash and equivalents                           238,914          4,649        ( 58,290)
Cash and equivalents at beginning of period                            34,689         30,040          88,330
                                                                     --------       --------        --------

Cash and Equivalents at the End of Period                            $273,603       $ 34,689        $ 30,040
                                                                      ========      ========        ========

Cash dividends received from Southern California
  Edison Company                                                      $841,230      $765,199        $521,720
                                                                     ========       ========        ========

                               Edison International


                 SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                       For the Year Ended December 31, 1997

                                                                Additions
                                                        ------------------------
                                         Balance at     Charged to    Charged to                      Balance
                                        Beginning of     Costs and       Other                        at End
               Description                 Period        Expenses      Accounts      Deductions      of Period
               -----------               -----------    ----------    ----------     ----------     ----------
                                                                    (In thousands)

Group A:

  Geothermal projects reserves           $ 22,002        $     --       $    --     $     --        $ 22,002
  Projects in development stage            60,094              --            --           --          60,094
  Uncollectible accounts
     Customers                             24,466          20,826            --       20,767          24,525
     All other                             24,189          24,570            --          661          48,098
                                         --------        --------       -------     --------        --------
  Total                                  $130,751        $ 45,396       $    --     $ 21,428(a)     $154,719
                                         ========        ========       =======     ========        ========

Group B:
  DOE Decontamination
    and Decommissioning                  $ 48,789        $     --       $ 1,089(b)  $  5,542(c)     $ 44,336
  Purchased-power settlements             107,700              --        67,320(d)    29,380(e)      145,640
  Pension and benefits                    180,927         102,193        17,624(f)    89,544(g)      211,200
  Insurance, casualty and
    other                                  86,509          63,541            --       65,797(h)       84,253
                                         --------        --------       -------     --------        --------
        Total                            $423,925        $165,734       $86,033     $190,263        $485,429
                                         ========        ========       =======     ========        ========

________________

(a)  Accounts written off, net.
(b)  Represents revision to estimate based on actual billings.
(c)  Represents amounts paid
(d) Represents payments to be made under agreement to terminate a purchased-power contract.
(e) Represents the amortization of the liability established for purchased-power contract settlement agreements.
(f) Primarily represents transfers from the accrued paid absence allowance account for required additions to the comprehensive disability plan accounts.
(g) Includes pension payments to retired employees, amounts paid to active employees during periods of illness and the funding of certain pension benefits.
(h)  Amounts charged to operations that were not covered by insurance.

                             Edison International


               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                     For the Year Ended December 31, 1996

                                                                Additions
                                                        ------------------------
                                         Balance at     Charged to    Charged to                      Balance
                                        Beginning of     Costs and       Other                        at End
               Description                 Period        Expenses      Accounts      Deductions      of Period
               -----------               -----------    ----------    ----------     ----------     ----------
                                                                    (In thousands)

Group A:

  Geothermal projects reserves             $127,089     $ 8,500      $ 11,000(a)      $124,587        $ 22,002
  Projects in development stage              52,153      16,956(b)          --           9,015          60,094
  Uncollectible accounts
     Customers                               22,712      21,831             -           20,077(c)       24,466
     All other                               13,013      15,376             -            4,200(c)       24,189
                                           --------     -------      --------         --------        --------
     Total                                 $214,967     $62,663      $ 11,000         $157,879        $130,751
                                           ========     =======      ========         ========        ========

Group B:
  DOE Decontamination
    and Decommissioning                    $ 52,742     $    --      $  1,468(d)      $  5,421(e)     $ 48,789
  Purchased-power settlement                     --          --       107,700(f)                       107,700
  Pension and benefits                      196,662       8,547        21,869(g)        46,151(h)      180,927
  Insurance, casualty and
    other                                    94,788      59,123            --           67,402(i)       86,509
                                           --------    --------      --------         --------        --------
        Total                              $344,192     $67,670      $131,037         $118,974        $423,925
                                           ========    ========      ========         ========        ========

________________

(a)  Charged to operating revenue.
(b)  Includes Environmental Reserve of $3.0 million.
(c)  Accounts written off, net.
(d)  Represents revision to estimate based on actual billings.
(e)  Represents amounts paid
(f) Represents payments to be made under agreement to terminate a purchased-power contract.
(g) Primarily represents transfers from the accrued paid absence allowance account for required additions to the comprehensive disability plan accounts.
(h) Includes pension payments to retired employees, amounts paid to active employees during periods of illness and the funding of certain pension benefits.
(i)  Amounts charged to operations that were not covered by insurance.

                             Edison International


               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                     For the Year Ended December 31, 1995

                                                                Additions
                                                        ------------------------
                                         Balance at     Charged to    Charged to                      Balance
                                        Beginning of     Costs and       Other                        at End
               Description                 Period        Expenses      Accounts      Deductions      of Period
               -----------               -----------    ----------    ----------     ----------     ----------
                                                                    (In thousands)

Group A:
  Nonrecognition of
     geothermal earnings                 $ 40,094      $     --         $34,595(a)    $     --      $ 74,689
  Geothermal projects                      52,400            --              --             --        52,400
  Projects in development stage            24,114        29,305              --          1,266(b)     52,153
  Uncollectible accounts --
     Customers                             21,609        22,279              --         21,176(c)     22,712
     All other                             34,079           801              --         21,867(c)     13,013
                                         --------      --------         -------       --------      --------
        Total                            $172,296      $ 52,385         $34,595       $ 44,309      $214,967
                                         ========      ========         =======       ========      ========

Group B:
  DOE Decontamination
     and Decommissioning                 $ 56,485      $     --         $ 1,531(d)    $  5,274(e)   $ 52,742
  Pension and benefits                    174,851        42,805          23,676(f)      44,670(g)    196,662
  Insurance, casualty and
     other                                 79,727        74,751              --         59,690(h)     94,788
                                         --------      --------         -------       --------      --------
        Total                            $311,063      $117,556         $25,207       $109,634      $344,192
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

                                               Date:  March 24, 1998

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

          Signature                                            Title                                  Date
          ---------                                            -----                                  ----

Principal Executive Officer:
      John E. Bryson*                           Chairman of the Board,                       March 24, 1998
                                                   Chief Executive Officer
                                                   and Director

Principal Financial Officer:
      Alan J. Fohrer*                           Executive Vice President,
                                                   Chief Financial Officer                   March 24, 1998

Controller or Principal
   Accounting Officer:
      Richard K. Bushey*                        Vice President and                           March 24, 1998
                                                   Controller

Board of Directors:

      Winston H. Chen*                          Director                                     March 24, 1998
      Warren Christopher*                       Director                                     March 24, 1998
      Stephen E. Frank*                         Director                                     March 24, 1998
      Camilla C. Frost*                         Director                                     March 24, 1998
      Joan C. Hanley*                           Director                                     March 24, 1998
      Carl F. Huntsinger*                       Director                                     March 24, 1998
      Charles D. Miller*                        Director                                     March 24, 1998
      Luis G. Nogales*                          Director                                     March 24, 1998
      Ronald L. Olson*                          Director                                     March 24, 1998
      J. J. Pinola*                             Director                                     March 24, 1998
      James M. Rosser*                          Director                                     March 24, 1998
      E. L. Shannon, Jr.*                       Director                                     March 24, 1998
      Robert H. Smith*                          Director                                     March 24, 1998
      Thomas C. Sutton*                         Director                                     March 24, 1998
      Daniel M. Tellep*                         Director                                     March 24, 1998
      James D. Watkins*                         Director                                     March 24, 1998
      Edward Zapanta*                           Director                                     March 24, 1998



*By        Kenneth S. Stewart
-----------------------------------------
           Kenneth S. Stewart
       Assistant General Counsel

                               EXHIBIT INDEX



Exhibit
Number                                       Description
-------                                      -----------

3.1 Restated Articles of Incorporation as amended through April 25, 1988 (Registration No. 33-19541)*
3.2 Certificate of Amendment of Restated Articles of Incorporation of SCEcorp (Registration No 33-37381)*
3.3          Bylaws as adopted by the Board of Directors on January 1, 1998
4.1          Trust Indenture, dated as of October 1, 1923 (Registration No.
             2-1369)*
4.2          Supplemental Indenture, dated as of March 1,1927 (Registration
             No. 2-1369)*
4.3 Second Supplemental Indenture, dated as of April 25, 1935 (Registration No. 2-1472)*
4.4 Third Supplemental Indenture, dated as of June 24, 1935 (Registration No. 2-1602)*
4.5 Fourth Supplemental Indenture, dated as of September 1, 1935 (Registration No. 2-4522)*
4.6 Fifth Supplemental Indenture, dated as of August 15, 1939 (Registration No. 2-4522)*
4.7 Sixth Supplemental Indenture, dated as of September 1, 1940 (Registration No. 2-4522)*
4.8 Seventh Supplemental Indenture, dated as of January 15, 1948 (Registration No. 2-7369)*
4.9 Eighth Supplemental Indenture, dated as of August 15, 1948 (Registration No. 2-7610)*
4.10 Ninth Supplemental Indenture, dated as of February 15, 1951 (Registration No. 2-8781)*
4.11 Tenth Supplemental Indenture, dated as of August 15, 1951 (Registration No. 2-7968)*
4.12 Eleventh Supplemental Indenture, dated as of August 15, 1953 (Registration No. 2-10396)*
4.13 Twelfth Supplemental Indenture, dated as of August 15, 1954 (Registration No. 2-11049)*
4.14 Thirteenth Supplemental Indenture, dated as of April 15, 1956 (Registration No. 2-12341)*
4.15 Fourteenth Supplemental Indenture, dated as of February 15, 1957 (Registration No. 2-13030)*
4.16 Fifteenth Supplemental Indenture, dated as of July 1, 1957 (Registration No. 2-13418)*
4.17 Sixteenth Supplemental Indenture, dated as of August 15, 1957 (Registration No. 2-13516)*
4.18 Seventeenth Supplemental Indenture, dated as of August 15, 1958 (Registration No. 2-14285)*
4.19 Eighteenth Supplemental Indenture, dated as of January 15, 1960 (Registration No. 2-15906)*
4.20 Nineteenth Supplemental Indenture, dated as of August 15, 1960 (Registration No. 2-16820)*
4.21 Twentieth Supplemental Indenture, dated as of April 1, 1961 (Registration No. 2-17668)*
4.22 Twenty-First Supplemental Indenture, dated as of May 1, 1962 (Registration No. 2-20221)*
4.23 Twenty-Second Supplemental Indenture, dated as of October 15, 1962 (Registration No. 2-20791)*
4.24 Twenty-Third Supplemental Indenture, dated as of May 15, 1963 (Registration No. 2-21346)*

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

                             EXHIBIT INDEX

Exhibit
Number                        Description
-------                       -----------

10.1         1981 Deferred Compensation Agreement (File No. 1-2313)*
10.2         1985 Deferred Compensation Agreement for Executives (File No.
             1-2313)*
10.3         1985 Deferred Compensation Agreement for Directors (File No.
             1-2313)*
10.4         Director Deferred Compensation Plan (File No. 1-9936)*
10.5         Director Grantor Trust Agreement (File No. 1-9936)*
10.6         Executive Deferred Compensation Plan (File No. 1-9936)*
10.7         Executive Grantor Trust Agreement (File No. 1-9936)*
10.8         Executive Supplemental Benefit Program (File No. 1-2313)*
10.9         Executive Retirement Plan (File No. 1-2313)*
10.10        Employment Agreement with Howard P. Allen (File No. 1-2313)*
10.11        1996 Executive Incentive Compensation Plan (File No. 1-9936)*
10.12        Executive Incentive Compensation Plan
10.13        Executive Disability and Survivor Benefit Program (File No. 1-
             9936)*
10.14        Retirement Plan for Directors
10.15        Director Incentive Compensation Plan (File No. 1-9936)*
10.16        Officer Long-Term Incentive Compensation Plan
10.16.1 Form of Agreement for 1989-1995 Awards under the Officer Long-Term Incentive Compensation Plan (File No. 1-9936)*
10.16.2 Form of Agreement for 1996 Awards under the Officer Long-Term Incentive Compensation Plan (File No. 1-9936)*
10.16.3 Form of Agreement for 1997 Awards under the Officer and Management Long-Term Incentive Compensation Plans
10.17        Estate and Financial Planning Program (File No. 1-9936)*
10.18        Consulting Arrangement with Howard P. Allen
10.19        Employment Agreement with Bryant C. Danner (File No. 1-9936)*
10.20        Employment Agreement with Stephen E. Frank (File No. 1-9936)*
10.21        Letter Agreement with Edward R. Muller (File No. 1-2313)*
10.22        Election Terms for Warren Christopher
11.          Computation of Primary and Fully Diluted Earnings Per Share
12.          Computation of Ratios of Earnings to Fixed Charges
13. Selected portions of the Annual Report to Shareholders for year ended December 31, 1997
21.          Subsidiaries of the Registrant
23.          Consent of Independent Public Accountants - Arthur Andersen LLP
24.1         Power of Attorney
24.2         Certified copy of Resolution of Board of Directors Authorizing
             Signature
27.          Financial Data Schedule
____________

* Incorporated by reference pursuant to Rule 12b-32.


PAGE

                                                      EXHIBIT 3.3


                To Holders of the Company's Bylaws:





  Effective January 1, 1998, Article III, Section 6, was amended to specify the months in which regular Board meetings will be held.





                         BEVERLY P. RYDER
                        Corporate Secretary












                              BYLAWS

                                OF

                       EDISON INTERNATIONAL

                    AS AMENDED TO AND INCLUDING

                          JANUARY 1, 1998
PAGE

                               INDEX

                                                               Page
                   ARTICLE I -- PRINCIPAL OFFICE

Section  1.  Principal Office                                     1

ARTICLE II -- SHAREHOLDERS

Section   1.  Meeting Locations                                   1
Section   2.  Annual Meetings                                     1
Section   3.  Special Meetings                                    2
Section   4.  Notice of Annual or Special Meeting                 2
Section   5.  Quorum                                              3
Section   6.  Adjourned Meeting and Notice Thereof                4
Section   7.  Voting                                              4
Section   8.  Record Date                                         6
Section   9.  Consent of Absentees                                7
Section  10.  Action Without Meeting                              7
Section  11.  Proxies                                             7
Section  12.  Inspectors of Election                              8

                     ARTICLE III -- DIRECTORS

Section   1.  Powers                                              8
Section   2.  Number of Directors                                 9
Section   3.  Election and Term of Office                        10
Section   4.  Vacancies                                          10
Section   5.  Place of Meeting                                   11
Section   6.  Regular Meetings                                   11
Section   7.  Special Meetings                                   11
Section   8.  Quorum                                             12
Section   9.  Participation in Meetings by Conference
              Telephone                                          12
Section  10.  Waiver of Notice                                   12
Section  11.  Adjournment                                        12
Section  12.  Fees and Compensation                              13
Section  13.  Action Without Meeting                             13
Section  14.  Rights of Inspection                               13
Section  15.  Committees                                         13
PAGE

                      ARTICLE IV -- OFFICERS

Section   1.  Officers                                           14
Section   2.  Election                                           14
Section   3.  Eligibility of Chairman or President               15
Section   4.  Removal and Resignation                            15
Section   5.  Appointment of Other Officer                       15
Section   6.  Vacancies                                          15
Section   7.  Salaries                                           15
Section   8.  Furnish Security for Faithfulness                  16
Section   9.  Chairman's Duties; Succession to Such Duties in
              Chairman's Absence or Disability                   16
Section  10.  President's Duties                                 16
Section  11.  Chief Financial Officer                            16
Section  12.  Vice President's Duties                            17
Section  13.  General Counsel's Duties                           17
Section  14.  Associate General Counsel's and Assistant General
              Counsel's Duties                                   17
Section  15.  Controller's Duties                                17
Section  16.  Assistant Controllers' Duties                      17
Section  17.  Treasurer's Duties                                 17
Section  18.  Assistant Treasurers' Duties                       18
Section  19.  Secretary's Duties                                 18
Section  20.  Assistant Secretaries' Duties                      19
Section  21.  Secretary Pro Tempore                              19
Section  22.  Election of Acting Treasurer or Acting
              Secretary                                          19
Section  23.  Performance of Duties                              19

                   ARTICLE V -- OTHER PROVISIONS

Section   1.  Inspection of Corporate Records                    20
Section   2.  Inspection of Bylaws                               21
Section   3.  Contracts and Other Instruments, Loans, Notes
              and Deposits of Funds                              21
Section   4.  Certificates of Stock                              22
Section   5.  Transfer Agent, Transfer Clerk and Registrar       22
Section   6.  Representation of Shares of Other Corporations     22

PAGE

Section   7.  Stock Purchase Plans                               23
Section   8.  Fiscal Year and Subdivisions                       23
Section   9.  Construction and Definitions                       23

                   ARTICLE VI -- INDEMNIFICATION

Section   1.  Indemnification of Directors and Officers          24
Section   2.  Indemnification of Employees and Agents            25
Section   3.  Right of Directors and Officers to Bring Suit      26
Section   4.  Successful Defense                                 26
Section   5.  Non-Exclusivity of Rights                          26
Section   6.  Insurance                                          26
Section   7.  Expenses as a Witness                              27
Section   8.  Indemnity Agreements                               27
Section   9.  Separability                                       27
Section  10.  Effect of Repeal or Modification                   27

                ARTICLE VII -- EMERGENCY PROVISIONS

Section   1.  General                                            27
Section   2.  Unavailable Directors                              28
Section   3.  Authorized Number of Directors                     28
Section   4.  Quorum                                             28
Section   5.  Creation of Emergency Committee                    28
Section   6.  Constitution of Emergency Committee                29
Section   7.  Powers of Emergency Committee                      29
Section   8.  Directors Becoming Available                       29
Section   9.  Election of Board of Directors                     29
Section  10.  Termination of Emergency Committee                 30

                    ARTICLE VIII -- AMENDMENTS

Section   1.  Amendments                                         30
PAGE

                              BYLAWS


      Bylaws for the regulation, except as otherwise provided by statute or its Articles of Incorporation of


                       EDISON INTERNATIONAL


                    AS AMENDED TO AND INCLUDING
                          JANUARY 1, 1998


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

Section 4.    Notice of Annual or Special Meeting.

        Written notice of each annual or special meeting of shareholders shall be given not less than ten (or if sent by third-class mail, thirty) nor more than sixty days before the date of the meeting to each shareholder entitled to vote thereat. Such notice shall state the place, date, and hour of the meeting and (i) in the case of a special meeting, the general nature of the business to be transacted, and no other business may be transacted, or (ii) in the case of an annual meeting, those matters which the Board, at the time of the mailing of the notice, intends to present for action by the shareholders, but, subject to the provisions of applicable law and these Bylaws, any proper matter may be presented at an annual meeting for such action. The notice of any special or annual meeting at which directors are to be elected shall include the names of nominees intended at the time of the notice to be presented by the Board for election. For any matter to be presented by a shareholder at an annual meeting held after December 31, 1993, including the nomination of any person (other than a person nominated by or at the direction of the Board) for election to the Board, written notice must be received by the Secretary of the corporation from the shareholder not less than sixty nor more than one hundred twenty days prior to the date of the annual meeting specified in these Bylaws and to which the shareholder's notice relates; provided however, that in the event the annual meeting to which the shareholder's written notice relates is to be held on a date which is more than thirty days earlier than the date of the annual meeting specified in these Bylaws, the notice from a shareholder must be received by the Secretary not later than the close of business on the tenth day following the date on which public disclosure of the date of the annual meeting was made or given to the shareholders. The shareholder's notice to the Secretary shall set forth (a) a brief description of each matter to be presented at the annual meeting by the shareholder; (b) the name and address, as they appear on the corporation's books, of the shareholder;
(c) the class and number of shares of the corporation which are beneficially owned by the shareholder; and (d) any material interest of the shareholder in the matters to be presented. Any shareholder who intends to nominate a candidate for election as a director shall also set forth in such a notice (i) the name, age, business address and residence address of each nominee that he or she intends to nominate at the meeting,
(ii) the principal occupation or employment of each nominee, (iii) the number of shares of capital stock of the corporation beneficially owned by each nominee, and (iv) any other information concerning the nominee that would be required under the rules of the Securities and Exchange

<PAGE 2>
ARTICLE II

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

        If no record date is fixed by the Board, the record date for determining shareholders entitled to notice of or to vote at a meeting of shareholders shall be at the close of business on the business day next preceding the day on which notice is given or, if notice is waived, at the close of business on the business day next preceding the day on which the

ARTICLE II


meeting is held. The record date for determining shareholders for any purpose other than as set forth in this Section 8 or Section 10 of this Article shall be at the close of business on the day on which the Board adopts the resolution relating thereto, or the sixtieth day prior to the date of such other action, whichever is later.

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


Section 11.   Proxies.


        Every person entitled to vote shares has the right to do so either in person or by one or more persons, not to exceed three, authorized by a written proxy executed by such shareholder and filed with the Secretary. Subject to the following sentence, any proxy duly executed continues in full force and effect until revoked by the person executing it prior to the vote pursuant thereto by a writing delivered to the corporation stating that the proxy is revoked or by a subsequent proxy executed by the person executing the prior proxy and presented to the meeting, or by attendance at the meeting and voting in person by the person executing the proxy; provided, however, that a proxy is not revoked

ARTICLE III


by the death or incapacity of the maker unless, before the vote is counted, written notice of such death or incapacity is received by this corporation. No proxy shall be valid after the expiration of eleven months from the date of its execution unless otherwise provided in the proxy.


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


                     ARTICLE III -- DIRECTORS


Section 1.    Powers.


        Subject to limitations of the Articles, of these Bylaws and of the California General Corporation Law relating to action required to be approved by the shareholders or by the outstanding shares, the business and affairs of the corporation shall be managed and all corporate powers shall be exercised by or under the direction of the Board. The Board may delegate the management of the day-to-day operation of the business of the corporation provided that the business and affairs of the corporation

ARTICLE III


shall be managed and all corporate powers shall be exercised under the ultimate direction of the Board. Without prejudice to such general powers, but subject to the same limitations, it is hereby expressly declared that the Board shall have the following powers in addition to the other powers enumerated in these Bylaws:

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

        Regular meetings of the Board shall be held at the principal office of the corporation without notice on the third Thursday of the months of February, April, May, July and September, and on the second Thursday in December, at the hour of 9:00 a.m. or as soon thereafter as the regular meeting of the Board of Directors of Southern California Edison Company is adjourned, and on the third Thursday in March, at the hour of 8:00 a.m. or as soon thereafter as the regular meeting of the Board of Directors of Southern California Edison Company is adjourned. Call and notice of all regular meetings of the Board are not required.


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

ARTICLE III


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

ARTICLE V


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

ARTICLE V


Section 4.    Certificates of Stock.

        Every holder of shares of the corporation shall be entitled to have a certificate signed in the name of the corporation by the Chairman of the Board, the President, or a Vice President and by the Treasurer or an Assistant Treasurer or the Secretary or an Assistant Secretary, certifying the number of shares and the class or series of shares owned by the shareholder. Any or all of the signatures on the certificate may be facsimile. In case any officer, transfer agent or registrar who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer, transfer agent or registrar before such certificate is issued, it may be issued by the corporation with the same effect as if such person were an officer, transfer agent or registrar at the date of issue.

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

ARTICLE V


Section 7.    Stock Purchase Plans.

        The corporation may adopt and carry out a stock purchase plan or agreement or stock option plan or agreement providing for the issue and sale for such consideration as may be fixed of its unissued shares, or of issued shares acquired, to one or more of the employees or directors of the corporation or of a subsidiary or to a trustee on their behalf and for the payment for such shares in installments or at one time, and may provide for such shares in installments or at one time, and may provide for aiding any such persons in paying for such shares by compensation for services rendered, promissory notes or otherwise.

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

ARTICLE VI


                   ARTICLE VI -- INDEMNIFICATION


Section 1.    Indemnification of Directors and Officers.

        Each person who was or is a party or is threatened to be made a party to or is involved in any threatened, pending or completed action, suit or proceeding, formal or informal, whether brought in the name of the corporation or otherwise and whether of a civil, criminal, administrative or investigative nature (hereinafter a "proceeding"), by reason of the fact that he or she, or a person of whom he or she is the legal representative, is or was a director or officer of the corporation or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation or of a partnership, joint venture, trust or other enterprise, including service with respect to employee benefit plans, whether the basis of such proceeding is an alleged action or inaction in an official capacity or in any other capacity while serving as a director or officer, shall, subject to the terms of any agreement between the corporation and such person, be indemnified and held harmless by the corporation to the fullest extent permissible under California law and the corporation's Articles of Incorporation, against all costs, charges, expenses, liabilities and losses (including attorneys' fees, judgments, fines, ERISA excise taxes or penalties and amounts paid or to be paid in settlement) reasonably incurred or suffered by such person in connection therewith, and such indemnification shall continue as to a person who has ceased to be a director or officer and shall inure to the benefit of his or her heirs, executors and administrators; provided, however, that (A) the corporation shall indemnify any such person seeking indemnification in connection with a proceeding (or part thereof) initiated by such person only if such proceeding (or part thereof) was authorized by the Board of the corporation; (B) the corporation shall indemnify any such person seeking indemnification in connection with a proceeding (or part thereof) other than a proceeding by or in the name of the corporation to procure a judgment in its favor only if any settlement of such a proceeding is approved in writing by the corporation; (C) that no such person shall be indemnified (i) except to the extent that the aggregate of losses to be indemnified exceeds the amount of such losses for which the director or officer is paid pursuant to any directors' and officers' liability insurance policy maintained by the corporation; (ii) on account of any suit in which judgment is rendered against such person for an accounting of profits made from the purchase or sale by such person of securities of the corporation pursuant to the provisions of Section 16(b) of the Securities Exchange Act of 1934 and amendments thereto or similar provisions of any federal, state or local statutory law; (iii) if a court of competent jurisdiction finally determines that any indemnification hereunder is unlawful; and (iv) as to circumstances in which indemnity is expressly prohibited by Section 317 of the General Corporation Law of California (the "Law"); and (D) that no such person shall be indemnified with regard to any action brought by or in the right of the corporation for breach of duty to the corporation and its shareholders (a) for acts or omissions involving intentional misconduct or knowing and culpable violation of law; (b) for acts or omissions that the director or officer believes to be contrary to the best interests of the corporation or its shareholders or that involve the absence of good faith on the part of the director or officer; (c) for any transaction from which the director or officer derived an improper personal benefit; (d) for acts or omissions that show a reckless disregard for the director's or

ARTICLE VI


officer's duty to the corporation or its shareholders in circumstances in which the director or officer was aware, or should have been aware, in the ordinary course of performing his or her duties, of a risk of serious injury to the corporation or its shareholders; (e) for acts or omissions that constitute an unexcused pattern of inattention that amounts to an abdication of the director's or officer's duties to the corporation or its shareholders; and (f) for costs, charges, expenses, liabilities and losses arising under Section 310 or 316 of the Law. The right to indemnification conferred in this Article shall include the right to be paid by the corporation expenses incurred in defending any proceeding in advance of its final disposition; provided, however, that if the Law permits the payment of such expenses incurred by a director or officer in his or her capacity as a director or officer (and not in any other capacity in which service was or is rendered by such person while a director or officer, including, without limitation, service to an employee benefit plan) in advance of the final disposition of a proceeding, such advances shall be made only upon delivery to the corporation of an undertaking, by or on behalf of such director or officer, to repay all amounts to the corporation if it shall be ultimately determined that such person is not entitled to be indemnified.


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

ARTICLE VI


Section 3.    Right of Directors and Officers to Bring Suit.

        If a claim under Section 1 of this Article is not paid in full by the corporation within 30 days after a written claim has been received by the corporation, the claimant may at any time thereafter bring suit against the corporation to recover the unpaid amount of the claim and, if successful in whole or in part, the claimant shall also be entitled to be paid the expense of prosecuting such claim. Neither the failure of the corporation (including its Board, independent legal counsel, or its shareholders) to have made a determination prior to the commencement of such action that indemnification of the claimant is permissible in the circumstances because he or she has met the applicable standard of conduct, if any, nor an actual determination by the corporation (including its Board, independent legal counsel, or its shareholders) that the claimant has not met the applicable standard of conduct, shall be a defense to the action or create a presumption for the purpose of an action that the claimant has not met the applicable standard of conduct.


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

ARTICLE VI


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


                ARTICLE VII -- EMERGENCY PROVISIONS


Section 1.    General.

        The provisions of this Article shall be operative only during a national emergency declared by the President of the United States or the person performing the President's functions, or in the event of a nuclear, atomic or other attack on the United States or a disaster making it

<PAGE 27>
ARTICLE VII


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

ARTICLE VII


Section 6.    Constitution of Emergency Committee.

        The emergency committee shall consist of all the directors remaining after eliminating those who have ceased to be directors pursuant to Section 2, provided that such remaining directors are not less than three in number. In the event such remaining directors are less than three in number the emergency committee shall consist of three persons, who shall be the remaining director or directors and either one or two officers or employees of the corporation, as the remaining director or directors may in writing designate. If there is no remaining director, the emergency committee shall consist of the three most senior officers of the corporation who are available to serve, and if and to the extent that officers are not available, the most senior employees of the corporation. Seniority shall be determined in accordance with any designation of seniority in the minutes of the proceedings of the Board, and in the absence of such designation, shall be determined by rate of remuneration. In the event that there are no remaining directors and no officers or employees of the corporation available, the emergency committee shall consist of three persons designated in writing by the shareholder owning the largest number of shares of record as of the date of the last record date.


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

ARTICLE VIII


board of directors, and upon such election all the powers and authorities of the emergency committee shall cease.


Section 10.   Termination of Emergency Committee.

        In the event, after the appointment of an emergency committee, a sufficient number of persons who ceased to be directors pursuant to
Section 2 become available to serve as directors, so that if they had not ceased to be directors as aforesaid, there would be enough directors to constitute the minimum number of directors required by law, then all such persons shall automatically be deemed to be reappointed as directors and the powers and authorities of the emergency committee shall be at an end.


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















<PAGE 30>

                                                                 EXHIBIT 10.12
                             EDISON INTERNATIONAL

                     EXECUTIVE INCENTIVE COMPENSATION PLAN


                           Effective January 1, 1997



WHEREAS, it has been determined that it is in the best interest of Edison International and its affiliates to offer and maintain competitive executive compensation programs designed to attract and retain qualified executives;

WHEREAS, it has been determined that providing financial incentives to executives that reinforce and recognize corporate, organizational and individual performance and accomplishments will enhance the financial and operational performance of Edison International and its affiliates; and

WHEREAS, it has been determined that an incentive compensation program would encourage the attainment of short-term corporate goals and objectives;

NOW, THEREFORE, the Edison International Executive Incentive Compensation Plan has been established by the Compensation and Executive Personnel Committee of the Board of Directors effective January 1, 1997, and made available to eligible executives of Edison International and its participating affiliates subject to the following terms and conditions:

1. Definitions. When capitalized herein, the following terms are defined as indicated:

"Base Salary" is defined to be the annual salary of the Participant on the last day of the year worked by the Participant.

"Board" means the Board of Directors of a Company.

"CEO" means the chief executive officer of a Company.

"Chairman" means the Chairman of the Board and Chief Executive Officer of Edison International.

"Code" means the Internal Revenue Code of 1986, as amended.

"Company" means Edison International or a participating affiliate.

"Committee" means the Compensation and Executive Personnel Committee of the Edison International Board of Directors.

"Participant" means the Chairman, president, executive vice presidents, senior vice presidents, elected vice presidents, and senior managers whose participation in this Plan has been approved by the Committee, Chairman or Board.

"Plan" means the Edison International Executive Incentive Compensation
Plan.

2. Eligibility. To be eligible for the full amount of any incentive award, an individual must have been a Participant for the entire calendar year. Pro-rata awards may be distributed to Participants who are discharged for reasons other than incompetence, misconduct or fraud, or who resigned, retired or became disabled during the calendar year, or who were Participants for less than the full year. In the event of the death of a Participant during the calendar year, a pro-rata award may be made at the discretion of the Committee, the Board, or CEO having the authority to approve the Participant's award had the death not occurred.

3. Company Performance Goals. Each CEO will furnish recommended Company performance goals to the Chairman. In consultation with the Chairman, the Committee will select specific performance goals for the year. The performance goals must represent relatively optimistic, but reasonably attainable goals, the accomplishment of which will contribute significantly to the attainment of Company strategic objectives.

4. Individual Incentive Award Levels. Company, organizational and individual performance relative to the pre-established goals will determine the award a Participant can receive. The Committee will establish target award levels for the year as a percentage of base salary at the time performance goals are set. If the Committee determines individual and Company performance goals have been substantially met, Participants will be eligible for individual incentive awards at the target award levels established by the Committee. Stretch-maximum awards may be established by the Committee and earned on the basis of performance in excess of targets. All awards are discretionary and will be based on the assessment of corporate and individual performance by the Committee or the CEO.

5. Approval and Payment of Individual Awards. During the first quarter of the year following the completion of the calendar year, the Chairman, in consultation with each CEO, will assess the degree to which individual and corporate goals and objectives have been achieved. Incentive award recommendations for eligible officers will be developed. The Committee will receive a report from the Chairman as to overall Company performance, will deliberate on management recommendations, and will approve, or recommend for approval by the applicable Board, the officer awards.
Awards to non-officers will be determined and approved by the CEO of each Company, or his/her designee. All decisions of the Committee, the Chairman and the CEOs regarding individual incentive awards will be final and conclusive.

Incentive award payments will be made as soon as practical following the appropriate approval. Payment will be made in cash except to the extent an eligible Participant has previously elected to defer payment of some or all of the award pursuant to the terms of a deferred compensation plan of the Company or to the extent the Committee or Board elects to defer payment of some or all of the award. Awards made will be subject to any income or payroll tax withholding or other deductions as may required by Federal, State or local law.

Awards under this Plan will not be considered to be salary or other compensation for the purpose of computing benefits to which the Participant may be entitled under any qualified Company retirement plan, including but not limited to the SCE Retirement Plan, the SCE Stock Savings Plus Plan, or any other plan or arrangement of the Company for the benefit of its employees if such plan or arrangement is a plan qualified under Section 401(a) of the Code and is a trust exempt from Federal income tax under Section 501(a) of the Code. Awards may be considered compensation for nonqualified plan purposes depending on the terms and conditions of the particular nonqualified plan.

Awards payable to Participants under this Plan shall constitute an unsecured general obligation of the Company, and no special fund or trust will be created, nor will any notes or securities be issued with respect to any awards.

6. Plan Modifications and Adjustments. In order to ensure the incentive features of the Plan, avoid distortion in its operation and compensate for or reflect extraordinary changes which may have occurred during the calendar year, the Committee may make adjustments to the Company performance goals or other Plan terms and conditions before, during or after the end of the calendar year to the extent it determines appropriate in its sole discretion. Adjustments to the Plan shall be conclusive and binding upon all parties concerned. The Plan may be modified or terminated by the Committee at any time.

7. Plan Administration. This Plan and any officer awards made pursuant to it are to be approved by the Committee, or the Board of the participating affiliate after review by the Committee. Each CEO, or his/her delegate, shall approve any non-officer awards. Administration of the Plan is otherwise delegated to the Edison International Vice President of Human Resources and designees acting under his/her direction. Such vice president is authorized to approve ministerial amendments to the Plan, to interpret Plan provisions, and to approve changes as may be required by law or regulation. No Company, Board, Committee or individual shall be liable to any person for any action taken or omitted in connection with the interpretation and administration of the Plan.

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

9. Beneficiaries. Any award approved following the death of a Participant will be made to the Participant's most recently designated beneficiary or beneficiaries under the Long-Term Incentive Compensation Plan of the Company. If no beneficiary has been designated by the Participant, or if no beneficiary survives the Participant, or if a designated beneficiary should die after surviving the Participant but before the award has been paid, any award approved will be paid in a lump-sum payment to the Participant's estate as soon as practicable.

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


                                      EDISON INTERNATIONAL


                                      Lillian R. Gorman
                                      --------------------------
                                      Lillian R. Gorman
                                      Vice President






<page 4>

                                               EXHIBIT 10.14

                    EDISON INTERNATIONAL
             SOUTHERN CALIFORNIA EDISON COMPANY

                RETIREMENT PLAN FOR DIRECTORS

                   As Amended May 15, 1997


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

(b) A break in service on the Board of Edison International or Southern California Edison Company which was required to allow the director to render a period of uninterrupted high-level government service, and which was followed by reelection to that Board within 12 months after the completion of such government service, will be recognized under this Plan as a period of service on that Board.

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


                            EDISON INTERNATIONAL AND
                            SOUTHERN CALIFORNIA EDISON COMPANY


                            Beverly P. Ryder
                            ___________________________________
                            Beverly P. Ryder, Secretary







<page 3>

                                                      EXHIBIT 10.16
                        EDISON INTERNATIONAL

            OFFICER LONG-TERM INCENTIVE COMPENSATION PLAN


             Amended and Restated as of January 1, 1997



WHEREAS, the Officer Long-Term Incentive Compensation Plan was approved by the shareholders of SCEcorp on April 16, 1992 and was amended and restated as the Edison International Officer Long-Term Incentive
Compensation Plan ("Plan") on February 15, 1996; and

WHEREAS, it is deemed appropriate to amend and restate the Plan to reflect certain Security and Exchange Commission rule changes, and Plan amendments addressing administration and change of control;

NOW, THEREFORE, the Plan is restated subject to the following terms and conditions:


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

"Rule 16b-3" means Rule 16b-3 promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, and effective August 15, 1996.

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

3. Aggregate Awards Under Plan.
Pursuant to the terms of the Plan, and subject to the provisions of this
Section 3 and Section 16 of the Plan, the aggregate number of shares of Common Stock that may be issued or transferred pursuant to Incentive Awards, and the total aggregate value of Incentive Awards other than Dividend Equivalents which are payable in a form other than Common Stock, will not exceed 3 million shares, or the fair market value of such shares as determined on the dates of payment of the Incentive Awards. On an annual basis, as long as any Incentive Awards are outstanding and have not been paid, Dividend Equivalents payable in cash will not exceed the annual dividend payable on 3 million shares of Common Stock.

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

4. Administration.
The Plan will be administered by the Committee, which will consist of those directors on the Compensation and Executive Personnel Committee of the Board who qualify as Non-Employee Directors under Rule 16b-3. The Board shall ensure at least two members are qualified to administer the Plan.

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

Each Incentive Award will be evidenced by a written instrument and may include any other terms and conditions consistent with the Plan as the Committee may in its discretion determine. The date of grant of an Incentive Award will be the date of the Agreement between the Company and the Participant.

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

7. Incentive Stock Options.
The Committee may approve the grant of Incentive Stock Options to Eligible Persons, subject to the following terms and conditions:

(a) The purchase price of each share of Common Stock under an Incentive Stock Option will be at least equal to the Fair Market Value of a share of the Common Stock on the date of grant; provided, however, that if a Participant, at the time an Incentive Stock Option is granted, owns stock representing more than ten (10%) percent of the total combined voting power of all classes of stock of Edison International (as defined in Section 425(e) or (d) of the Code), then the exercise price of each share of Common Stock subject to such Incentive Stock Option shall be at least one hundred and ten (110%) percent of the Fair Market Value of such share of Common Stock, as determined in the manner stated in this paragraph.

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

(g) The Committee may, at the time a Stock Appreciation Right is granted, impose such conditions on the exercise of the Stock Appreciation Right as may be required to satisfy the requirements of Rule 16b-3, as applicable (or any other comparable provisions in effect at the time or times in question). Without limiting the generality of the foregoing, the Committee may determine that a Stock Appreciation Right may be exercised only during the period beginning on the third business day and ending on the twelfth business day following the publication of Edison International's quarterly and annual summarized financial data.

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

Notwithstanding anything to the contrary contained in this Plan, if the written instrument evidencing any Incentive Award states that the Incentive Award(s) will be paid in cash, the Committee may not make a Stock Payment in lieu thereof, and the Incentive Award(s) will be redeemable or exercisable by the Holder only for cash.

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

Notwithstanding the foregoing, if a reorganization, merger, consolidation, or other corporate transaction is consummated following and related to the occurrence of a Distribution Date, as that term is defined in the Rights Agreement approved by the Edison International Board of Directors on November 20, 1996, as a result of which Edison International is not the surviving corporation, all Options, Stock Appreciation Rights, and other Incentive Awards then outstanding under the Plan will fully vest and all restrictions on Restricted Stock will immediately cease. This Plan may not be terminated, nor may any Incentive Award be cashed out, modified or terminated without the consent of the holder, by Edison International or its successor in interest during the subsequent period necessary to allow Incentive Awards to remain exercisable for at least two years following the close of the transaction, or where applicable, through the first exercise period occurring at least two years after the close of the transaction. During such subsequent period, valuation procedures and exercise periods will occur on a basis consistent with past practice.

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

(d) No Holder (individually or as a member of a group) and no beneficiary or other person claiming under or through such Holder will have any right, title, or interest in or to any shares of Common Stock allocated or reserved under the Plan or subject to any Incentive Award except as to such shares of Common Stock, if any, that have been issued or transferred to such Holder.

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

(f) No Incentive Award and no right under the Plan, contingent or otherwise, will be assignable or subject to any encumbrance, pledge, or charge of any nature, or otherwise transferable (meaning, without limitation, that such Incentive Award or right is exercisable during the Holder's lifetime only by him or her or by his or her guardian or legal representative) except that, under such rules and regulations as Edison International may establish pursuant to the terms of the Plan, a beneficiary may be designated with respect to an Incentive Award in the event of death of a Holder of such Incentive Award, and Incentive Awards may be transferred pursuant to a qualified domestic relations order as defined by the Code or Title I of the Employee Retirement Income Security Act, or the regulations promulgated thereunder. If such beneficiary is the executor or administrator of the estate of the Holder of such Incentive Award, any rights with respect to such Incentive Award may be transferred to the person or persons or entity (including a trust) entitled thereto under the will of the Holder of such Incentive Award, or, in the case of intestacy, under the laws relating to intestacy.

(g) Notwithstanding Section 17(f), the Committee may, to the extent permitted by applicable law and Rule 16b-3, as applicable, permit a Holder to assign the rights to exercise Options or Rights to a trust or to exercise options or rights in favor of a trust, provided that, in the case of Incentive Stock Options, such exercise in favor of a trust shall be permitted only if and to the extent that such exercise is not deemed to be a transfer to or exercise by someone other than the Holder in contravention of Section 422A(b)(5) of the Code.

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


                               EDISON INTERNATIONAL



                               Lillian R. Gorman
                               -------------------------------
                               Lillian R. Gorman
                               Vice President









<page 13>

                                                             EXHIBIT 10.16.3

                               EDISON INTERNATIONAL

        OFFICER AND MANAGEMENT LONG-TERM INCENTIVE COMPENSATION PLANS
                               1997 AWARD AGREEMENT


This award is made by Edison International to "NAME" ("Employee"), as of January 2, 1997, pursuant to the Officer or Management Long-Term Incentive Compensation Plan. Edison International hereby grants to Employee, as a matter of separate agreement and not in lieu of salary or any other compensation for services, the right and option to purchase the following:


                     "EIX" shares of authorized Edison
                     International Common Stock, coupled with dividend equivalents, at an exercise price of $19.75 per share.

"EME" shares of Edison Mission Energy                          "EC" shares of Edison Capital phantom
phantom stock having a base price of                           stock having a base price of $105.7676 per
$120.5499 per share and the following                          share and the following projected exercise
projected exercise prices based on the                         prices based on the current cost of
current cost of capital:                                       capital:
----------------------------------------------                 ---------------------------------------------
Period     Price $        Period       Price $                  Period     Price $    Period       Price $
------     -------        ------       -------                  ------     -------    ------       --------
1998       135.0159       2003         237.9441                 1998       113.9969   2003         165.5692
1999       151.2178       2004         266.4974                 1999       122.8317   2004         178.4008
2000       169.3639       2005         298.4771                 2000       132.3511   2005         192.2268
2001       189.6876       2006         334.2944                 2001       142.6083   2006         207.1244
2002       212.4501       2007         374.4097                 2002       153.6605   2007         223.1766
-----------------------------------------------                 ---------------------------------------------

This award is made subject to the conditions contained in the 1997
Statement of Terms and Conditions which is incorporated herein by reference and receipt of which is acknowledged by Employee. Employee hereby consents to the amendment of the terms and conditions of any prior phantom stock award to incorporate the repricing mechanism described in
Section 5 of the 1997 Statement of Terms and Conditions.

IN WITNESS WHEREOF, Edison International and Employee have caused this instrument to be executed as of the day and year first written above.

Edison International                                            Employee



By:_______________________________                      _______________________________

Edison International Officer and Management Long-Term Incentive
Compensation Plans

1997 Statement of Terms and Conditions


1997 awards made under the Edison International Officer and Management
Long-Term Incentive Compensation Plans are subject to the following terms and conditions:

1.  PRICE
(a) The exercise price for the option to purchase Edison International
Common Stock (EIX Stock) stated in the Award Certificate is the average of the high and low sales prices of EIX Stock as reported in the Western
Edition of The Wall Street Journal for the New York Stock Exchange
Composite Transactions for the date of the award.

(b) The annual exercise price for each affiliate phantom option (Affiliate
Option) will be the base price stated in the Award Certificate escalated by an annual compound appreciation rate linked to the affiliate's cost of capital plus an overhead allowance. Upon any significant subsequent change in the affiliate's cost of capital, the Affiliate Option exercise price for that year may be redetermined and prospectively indexed reflecting the affiliate's revised appreciation rate.

2. VESTING
(a) Subject to the provisions of Section 3, options may only be exercised to the extent vested. The initial vesting date will be January 2nd of the year following the date of the award, or six months after the date of the award, whichever date is later. The options will vest as follows:

o On the initial vesting date, the options will vest as to 33-1/3% of the covered shares.
o On January 2nd of the following year, the options will vest as to an additional 33-1/3% of the covered shares.
o On January 2nd of the third year following the date of the award, the options will be fully vested.

(b) The vested portions of the options will accumulate to the extent not exercised, and be exercisable by the Employee subject to the provisions of Section 3, in whole or in part, in any subsequent period but not later than the first business day of the 10th year following the date of the award, or, in the case of Affiliate Options, not later than the end of the final 60-day exercise period.

(c) If an Employee is removed from a position entitling him/her to benefits under the Plan, retires, dies or is permanently and totally disabled during the three-year vesting period, the options will vest and be exercisable to the extent of 1/36th of the aggregate number of shares stated in the Award Certificate for each full month of service during the vesting period. Notwithstanding the foregoing, the options of an officer who has served as a member of the Southern California Edison Company
Management Committee will be fully vested and exercisable upon his/her retirement, death or permanent and total disability.

(d) Upon termination of an Employee for any reason other than those specified in Subsection (c), only that portion of the options which has vested as of the prior vesting date may be exercised, and that portion, together with any earned dividend equivalents, will be forfeited unless exercised within 180 days following the date of termination, or in the case of Affiliate Options, the first 60-day exercise period following the date of termination.

(e) Notwithstanding the foregoing, the options and earned dividend equivalents may vest in accordance with Section 16 of the Plan as a result of certain events, including liquidation of Edison International or merger, reorganization or consolidation of Edison International as a result of which Edison International is not the surviving corporation.
Upon a change of control of Edison International following the occurrence of a Distribution Date, as that term is defined in the Rights Agreement approved by the Edison International Board of Directors on November 20,
1996, the options will vest and will remain exercisable for at least two years following the Distribution Date, or in the case of Affiliate
Options, through the first exercise period occurring at least two years after such date. During that period, (i) the Plan may not be terminated,
(ii) individual awards may not be cashed out, terminated, or modified without the Employee's consent, and (iii) valuation procedures and exercise periods will occur on a basis consistent with past practice.

3. OPTION EXERCISE
(a) The Employee may exercise an option by providing written notice to Edison International on the form prescribed by Edison International for this purpose specifying the number of shares to be purchased, and accompanied by full payment of the exercise price for the shares. A sample notice is attached as Exhibit 1. Payment must be in cash, or its equivalent, such as EIX Stock, acceptable to Edison International. A
"cashless" exercise will be accommodated for all Affiliate Options, and may be accommodated for Edison International Options at the discretion of Edison International. Until payment is accepted, the Employee will have no rights in the optioned stock. If Edison International Options are exercised, the Employee may elect to apply any earned dividend equivalents related to the shares for which the options are being exercised to the exercise price for such shares.

(b) Edison International Options may be exercised at any time after they have vested through the first business day of the 10th calendar year following the date of the award. Affiliate Options may be exercised after they have vested, but only during an annually specified 60-day period following the fiscal year end and the completion of an independently reviewed valuation report which indicates a share value for the fiscal year higher than the applicable Affiliate Option exercise price for that period. The final 60-day Affiliate Option exercise period will commence no later than the end of the second quarter of the 10th calendar year following the date of the award. Subject to Section 8, Affiliate Options are payable in cash upon exercise to the extent the actual value of an affiliate share exceeds the applicable exercise price.

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

(d) In accordance with Section 17(d) of the Plan, the Employee will have no right or claim to any specific funds, property or assets of Edison
International as a result of the award.

4. EDISON INTERNATIONAL OPTION DIVIDEND EQUIVALENTS
(a) An Edison International Dividend Equivalent Account will be established on behalf of the Employee if Edison International Options have been granted pursuant to the award. This account may be credited with all or a portion of the dividends payable after the date of the award on the number of shares of stock covered by such Edison International Options depending upon Edison International's performance during the first three years of the option period as provided in Subsection (b). No amount will be credited prior to January 2nd of the third year following the date of the award. No dividend equivalent will accrue to any option exercised during that period regardless of Edison International performance.
Dividend equivalents credited after that date, if any, will accumulate in this account without interest and will vest and become payable upon the exercise of the option to purchase the corresponding shares of EIX Stock.

(b) Dividend equivalents related to Edison International Options are subject to a performance measure based on the percentile ranking of Edison
International's total shareholder return ("TSR") compared to the TSR for each stock in the Dow Jones Electric Utilities Group Index. The percentile ranking will be measured at the completion of the first three years of the option term . If Edison International's average ranking is in the 60th percentile or higher for the 3-year period, 100% of the dividend equivalents will be

<page 2>
earned from the date of grant through the date the options are exercised.
If Edison International's average ranking is in the 25th percentile, 25% of the dividend equivalents will be earned. No dividend equivalents will be earned for performance below the 25th percentile, and a pro rata amount will be earned for performance between the 25th and 60th percentiles.

Dividend equivalents related to unexercised Edison International Options that were not earned due to the limitations of this Subsection (b) may be earned back as of the end of each of the last five years of the option period if it is determined at that point that the Edison International cumulative average TSR percentile ranking equals or exceeds the 60th percentile.

5. AFFILIATE OPTION PERFORMANCE UNITS
The Affiliate Options are performance units under the Plan based on shares of artificial or "phantom" stock created for this purpose only. The
Affiliate Option exercise prices were derived by applying a compound annual appreciation rate, based on the affiliate's cost of capital and an allowance for corporate overhead, to the base price of a share. Following the end of each calendar year during the option term, new affiliate share prices will be computed. If a change in the affiliate's cost of capital has occurred that significantly affects the new share price valuation, the Affiliate Option exercise prices may be redetermined (i) for that year to reflect the same intrinsic value result (gain or loss) that would have existed using the previous cost of capital, and (ii) for subsequent years by applying the revised appreciation rate. If the affiliate share value exceeds the exercise price for that period, any portion of the vested
Affiliate Option may be exercised by the Employee in accordance with
Section 3 and the difference will be paid in cash to the Employee.

6. TRANSFER AND BENEFICIARY
The options will not be transferable by the Employee. During the lifetime of the Employee, the options will be exercisable only by him/her. The
Employee may designate a beneficiary who, upon the death of the Employee, will be entitled to exercise the then vested portion of the options during the remaining term subject to the provisions of the Plan and these terms and conditions.

7. TERMINATION OF OPTIONS
As set forth in Section 2(d), in the event of termination of the employment of the Employee for any cause, other than retirement, permanent and total disability or death of the Employee, the options will terminate
180 days from the date on which such employment terminated, or in the case of Affiliate Options, at the end of the first 60-day exercise period following the employment termination date. In addition, the options may be terminated if Edison International elects to substitute cash awards as provided under Section 11.

8. TAXES
Edison International will have the right to retain and withhold the amount of taxes required by any government to be withheld or otherwise deducted and remitted with respect to the exercise of any Edison International or Affiliate option, the receipt of cash, or the receipt or application of any dividend equivalents to the exercise price. In its discretion, Edison
International may require the Employee to reimburse Edison International for any such taxes required to be withheld by Edison International and may withhold any distribution in whole or in part until Edison International is so reimbursed. In lieu thereof, Edison International will have the right to withhold from any other cash amounts due from Edison
International to the Employee an amount equal to such taxes required to be withheld by Edison International to reimburse Edison International for any such taxes or to retain and withhold a number of shares of EIX Stock having a market value equal to the taxes and cancel (in whole or in part) the shares in order to reimburse Edison International for the taxes.

Each recipient of an Edison International Option must attach a statement to his/her federal and state tax returns for the year in which the Edison
International Option was granted containing certain information about the option. A sample statement is attached as Exhibit 2.

9. CONTINUED EMPLOYMENT
(a) In consideration of the granting of such options to him/her, the Employee agrees that he/she will remain in the continuous service of Edison International or an Edison International affiliate as an officer or employee during the term of the award. In the event employment is terminated, except as a result of death, disability, or retirement under the Southern California Edison Company Retirement Plan, or a successor plan, whether voluntarily or otherwise, the restrictions of Section 2(d) will apply.

(b) Nothing in the Award Certificate or this Statement of Terms and Conditions will be deemed to confer on the Employee any right to continue in the employ of Edison International or an Edison International affiliate or interfere in any way with the right of the employer to terminate his/her employment at any time.

10. NOTICE OF DISPOSITION OF SHARES
Employee agrees that if he/she should dispose of any shares of stock acquired on the exercise of the Edison International Options, including a disposition by sale, exchange, gift or transfer of legal title within six months from the date such shares are transferred to the Employee, the Employee will notify Edison International promptly of such disposition.

11. AMENDMENT
The options and dividend equivalents are subject to the terms of the Plan as amended. Edison International reserves the right to substitute cash awards substantially equivalent in value to the options and dividend equivalents. The options and dividend equivalents may not otherwise be restricted or limited by any Plan amendment or termination approved after the date of the award without the Employee's written consent.

12. FORCE AND EFFECT
The various provisions herein are severable in their entirety. Any determination of invalidity or unenforceability of any one provision will have no effect on the continuing force and effect of the remaining provisions.

13. GOVERNING LAW
The terms and conditions of the options and dividend equivalents will be construed under the laws of the State of California.

14. NOTICE.
Unless waived by Edison International, any notice required under or relating to the options and dividend equivalents must be in writing, with postage prepaid, addressed to: Edison International, Attn: Corporate
Secretary, P.O. Box 800, Rosemead, CA 91770



Lillian R Gorman
_________________________
Lillian R. Gorman
Vice President, Human Resources

                                               EXHIBIT 1


Date_________________



Corporate Secretary
Edison International
P.O. Box 800
Rosemead, CA 91770


Dear Sir or Madam:

    I hereby elect to exercise an option to purchase _____________ shares, no par value, of the Common Stock of Edison International under and pursuant to the _______________ (specify Officer or Management) Long-Term
Incentive Compensation Plan Award Certificate dated ___________________.
Delivered herewith is my check in the amount of $_______________in full payment of the exercise price.

    I elect/do not elect to apply any corresponding dividend equivalents to the exercise price.

    The name(s) to be on the stock certificate or certificates and the address and Social Security Number of such person is as follows:

    Name:

    Address:

    Social Security Number:

                                              - AND/OR -

    I hereby elect to exercise an option to purchase _________ shares of ____ (specify Affiliate name) phantom stock pursuant to the __________
(specify Officer or Management) Long-Term Incentive Compensation Plan
Award Certificate dated________________.

                            Very truly yours,



cc:  Executive Compensation Manager

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


Respectfully Submitted,






                                                                 EXHIBIT 10.18


                    RESOLUTION OF THE BOARD OF DIRECTORS OF

                             EDISON INTERNATIONAL

                             Adopted May 15, 1996

                           RE: DIRECTOR RESIGNATION



          WHEREAS, Howard P. Allen has tendered his resignation as a director of this corporation after a long and distinguished career as an employee and director; and

          WHEREAS, the Board of Directors of this corporation desires that Mr. Allen remain available to the corporation for advice and consultation;

          NOW, THEREFORE, BE IT RESOLVED, that Mr. Allen's resignation is accepted with regret and that the terms and conditions of the consulting arrangement set forth in the attached Schedule A are approved.

          BE IT FURTHER RESOLVED, that the Chief Executive Officer is authorized to execute any agreement or other document, or take any other action deemed necessary or appropriate in his discretion, to implement the intent of this resolution.

SCHEDULE A

Terms and Conditions of Howard P. Allen
Consulting Arrangement



Term:  May 15, 1997 - May 14, 2002

Compensation: Amounts equal to those that would otherwise have been payable to Mr. Allen as a director through April 16, 1998 (his normal retirement date from the Board), will be deposited in his account in the Director Deferred Compensation Plan.

Affected corporate and Board benefit plan payments will commence in accordance with the terms of the plans as if Mr. Allen retired from the Board on April 16, 1998.


APPROVED:



John E. Bryson
------------------------------------------
John E. Bryson
Chairman of the Board



Bryant C. Danner
------------------------------------------
Bryant C. Danner
Executive Vice President and General Counsel



                                                                 EXHIBIT 10.22
                    RESOLUTION OF THE BOARD OF DIRECTORS OF

                             EDISON INTERNATIONAL

                             Adopted May 15, 1997

            RE: ELECTION AND COMMITTEE APPOINTMENTS OF NEW DIRECTOR

          WHEREAS, the Nominating Committee of the Board of Directors of this corporation has nominated Warren Christopher to be re-elected as a director of this corporation;

          WHEREAS, Howard P. Allen has submitted his resignation as a director of this corporation effective immediately following this regular meeting of the Board of Directors, and he serves as Chairman of the Executive Committee and as a member of the Finance Committee of the Board of Directors of this corporation;

          WHEREAS, pursuant to Article III, Section 2 of the Bylaws of this corporation, the exact number of Directors is fixed at 18, and the addition of Mr. Christopher will increase the number of Directors to 19, until Mr. Allen's resignation is effective;

          WHEREAS, the charter of the Executive Committee of the Board of Directors of this corporation provides that any vacancy created by any member ceasing to be a director shall be filled by the Board of Directors of this corporation and the Board shall designate one Committee member to be chairman; and

          WHEREAS, the charter of the Finance Committee of the Board of Directors of this corporation provides that any vacancy created by any member ceasing to be a director shall be filled by the Board of Directors of this corporation or left unfilled at the Board's discretion, and the Board desires to fill such vacancy;

          NOW, THEREFORE, BE IT RESOLVED, that pursuant to Article III,
Section 2 of the Bylaws, the exact number of Directors is fixed at 19 for this regular meeting of this Board of Directors, and the exact number of Directors is fixed at 18 immediately following this regular meeting of this Board of Directors;

          BE IT FURTHER RESOLVED, that Warren Christopher is elected a director of this corporation, effective immediately, including for this regular meeting of the Board of Directors, subject to the terms and conditions set forth on the attached Schedule A.

          BE IT FURTHER RESOLVED, that Mr. Christopher is hereby appointed a member and Chairman of the Executive Committee, and a member of the Finance Committee of the Board of Directors of this corporation effective immediately following this regular meeting of the Board of Directors.

APPROVED:

John E Bryson
-------------------------------------------
John E. Bryson
Chairman of the Board

Bryant C. Danner
------------------------------------------
Bryant C. Danner
Executive Vice President and General Counsel

                                  SCHEDULE A

                              Warren Christopher
                         Election Terms and Conditions


o Except as provided below, all regular director compensation and benefits shall apply.

o Age restrictions applicable to nominees for director will be waived as to Mr. Christopher until the annual meeting of shareholders in April, 2002.

o  Retirement benefits and deferred compensation attributable to prior
   Board service will continue to be paid. Any retirement benefits or deferred compensation attributable to later periods will be payable in accordance with the terms of the plans upon Mr. Christopher's subsequent retirement from the board.

o A 500 share grant of Edison International stock will be awarded upon initial election to the Boards of Edison International and Southern
   California Edison Company.




PAGE

                                                                 EXHIBIT 11


                                 Edison International

              COMPUTATION OF PRIMARY AND FULLY DILUTED EARNINGS PER SHARE
                                       (UNAUDITED)



                                                                    Year Ended December 31,
                                                        ----------------------------------------------
                                                           1997              1996              1995
                                                         --------          --------          --------
                                                           (In thousands, except per-share amounts)


Consolidated net income                                  $699,856          $716,748          $739,136

Primary weighted average shares                           400,396           437,335           446,159

Fully diluted weighted average shares                     404,808           439,299           448,062

Primary earnings per share                               $   1.75          $   1.64          $   1.66

Fully diluted earnings per share                         $   1.73          $   1.63          $   1.65





PAGE

                                                                EXHIBIT 12

                                        EDISON INTERNATIONAL

                         COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES

                                       (Thousands of Dollars)

                                                         Year Ended December 31,
                                                       ---------------------------
                                        1992        1993        1994        1995        1996        1997
                                        ----        ----        ----        ----        ----        ----
EARNINGS BEFORE INCOME
 TAXES AND FIXED CHARGES:

Income before interest
 expense(1)                          $1,325,569  $1,203,577  $1,282,776  $1,346,636  $1,399,650  $1,450,957
Add:
 Taxes on income(2)                     466,006     353,706     444,635     491,477     505,785     498,729
 Rentals(3)                               4,460       3,463       3,512       4,018       3,269       2,639
 Allocable portion of interest
  on long-term Contracts for
  the purchase of power(4)                1,908       1,890       1,870       1,848       1,824       1,797
 Spent nuclear fuel interest(7)           1,339         487          68           -           -           -
 Interest on partnership
  indebtedness(5)                        38,070      41,091      30,591      34,681      31,356      34,938
 Amortization of previously
  capitalized fixed charges              24,170       6,760       3,414       2,417       2,232       7,025
                                     ----------  ----------  ----------   ---------   ---------   ---------
Total earnings before
 income taxes and fixed
 charges (A)                         $1,861,522  $1,610,974  $1,766,866  $1,881,077  $1,944,116  $1,996,085
                                     ==========  ==========  ==========  ==========  ==========  ==========


FIXED CHARGES:
 Interest and amortization           $  544,593  $  523,808    $561,265    $560,641  $  635,407  $  708,446
 Rentals(3)                               4,460       3,463       3,512       4,018       3,269       2,639
 Capitalized interest(6)                 35,115      73,808      48,996      59,885      57,803      14,937
 Allocable portion of interest
  on long-term contracts for
  the purchase of power(4)                1,908       1,890       1,870       1,848       1,824       1,797
Spent nuclear fuel interest(7)            1,339         487          68           -           -           -
Interest on partnership
 indebtedness(5)                         38,070      41,091      30,591      34,681      31,356      34,938
Subsidiary preferred and
 preference stock dividend
 requirements- pre-tax basis             68,911      63,261      67,480      78,017      81,011      73,052
                                     ----------  ----------  ----------  ----------  ----------  ----------

Total fixed charges(B)               $  694,396  $  707,808  $  713,782  $  739,090  $  810,670  $  835,809
                                     ==========  ==========  ==========  ==========  ==========  ==========

RATION OF EARNINGS TO
 FIXED CHARGES(A)/(B):                     2.68        2.28        2.48        2.55        2.40        2.39
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

                       EDISON INTERNATIONAL AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                              AND FINANCIAL CONDITION


In the following Management's Discussion and Analysis of Results of Operations and Financial Condition and elsewhere in this annual report, the words estimates, expects, anticipates, believes, and other similar expressions are intended to identify forward-looking information that
involves risks and uncertainties.   Actual results or outcomes could differ
materially as a result of such important factors as further actions by state and federal regulatory bodies setting rates and implementing the restructuring of the electric utility industry; the effects of new laws and regulations relating to restructuring and other matters; the effects of increased competition in the electric utility business, including the beginning of direct customer access to retail energy suppliers and the unbundling of revenue cycle services such as metering and billing; changes in prices of electricity and fuel costs; changes in market interest or currency exchange rates; foreign currency devaluation; new or increased environmental liabilities; and other unforeseen events.

RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

EARNINGS
Edison International's 1997 basic earnings per share were $1.75, compared with $1.64 in 1996 and $1.66 in 1995. Southern California Edison (SCE) earned $1.44 in 1997, compared with $1.42 in 1996 and $1.44 in 1995. Edison Mission Energy (EME), Edison Capital and Mission Land Company had combined earnings of 44 CENTS, up from 27 CENTS in 1996 and 23 CENTS in 1995. Edison International's earnings include special charges of 7 CENTS in 1996 (a 4 CENTS net charge at SCE for workforce management costs and reserves, and a 3 CENTS charge at Mission Land for real estate reserves) and 3 CENTS in 1995 for SCE's workforce management expenses. Edison Enterprises (Edison International's retail arm comprised of Edison Source, Edison EV, Edison Select and Edison Utility Services) and the Edison International parent company had combined expenses of 13 CENTS in 1997, compared with 5 CENTS in 1996 and 1 CENT in 1995.
       Edison International initiated a share repurchase program in 1995 to increase shareholder value. Its Board of Directors has authorized repurchases of up to $2.3 billion in outstanding shares. In 1997, over 48 million shares were repurchased for $1.2 billion. From the inception of the program through year-end 1997, Edison International has repurchased over 72 million shares for $1.6 billion.

1997 VS. 1996
SCE's 1997 earnings of $1.44 per share were 2 CENTS lower than 1996
(excluding 1996 special charges noted above). The decrease is mainly due to lower earnings from an extended refueling outage at the San Onofre Nuclear Generating Station. The decline was almost completely offset by higher sales, lower non-nuclear operating expenses and the effect of Edison International's share repurchase program. EME and Edison Capital had combined earnings of 44 CENTS in 1997, up 14 CENTS over 1996. EME contributed a record $115 million to earnings in 1997, compared with $92 million in 1996, an increase of 25%.
The increase is primarily due to higher earnings from EME's foreign projects, partially due to lower tax rates. Edison Capital contributed a record $61 million to earnings in 1997, up 50% over the prior-year earnings of $41 million. Edison Capital's earnings benefited substantially from two cross-border lease investments and a record high level of affordable housing investments. Edison Capital and EME together contributed 25% of Edison International's total earnings, up from 18% in 1996. Continued start-up costs at Edison Enterprises, combined with interest expense at the Edison International parent company, were 8 CENTS per share more in 1997 than 1996.
       The reduced number of outstanding shares benefited Edison International's earnings per share by 15 CENTS in 1997, when compared with 1996.

1996 VS. 1995
Excluding special charges, SCE's 1996 earnings per share were $1.46, down
1 CENTS from 1995. The decrease is mainly attributable to a reduction in authorized rates of return and authorized operating expenses, partially offset by improved operating performance.
       The combined 1996 earnings of EME, Edison Capital and Mission Land, excluding nonrecurring items, were 30 CENTS, 7 CENTS higher than in 1995. The increase is primarily due to higher earnings from EME's First Hydro project in the United Kingdom, which was acquired in December 1995.
       Continued start-up costs at Edison Enterprises, combined with interest expense at the Edison International parent company, were 4 CENTS per share more in 1996 than 1995.
       The reduced number of outstanding shares benefited Edison International's earnings per share by 3 CENTS in 1996 versus 1995.

OPERATING REVENUE
Electric utility revenue increased 5% over 1996, due to an increase in sales volume and customer refunds in 1996. There were no comparable refunds in 1997. The increase in volume is mainly attributable to the overall increase in retail sales among residential and commercial customers. Operating revenue in 1996 decreased 4% from 1995, as increased sales volume was offset by lower average rates. The lower rates were attributable to the California Public Utilities Commission's (CPUC) decision to lower SCE's 1996 authorized revenue by 4.4%. Additionally, during 1996, SCE's customers received a one-time bill credit totaling $237 million as part of a CPUC-ordered refund of energy cost balancing account overcollections. In 1997, over 98% of SCE's operating revenue was from retail sales. Retail rates are regulated by the CPUC and wholesale rates are regulated by the Federal Energy Regulatory Commission
(FERC).
       Due to warm weather during the summer months, operating revenue during the third quarter of each year is significantly higher than the other quarters.
       The changes in electric utility revenue resulted from:

IN MILLIONS                             YEAR ENDED DECEMBER 31,   1997         1996         1995
------------------------------------------------------------------------------------------------
Electric utility revenue --
       Rate changes (including refunds)                          $ 173        $(522)       $ 168
       Sales volume changes                                        193          206         (129)
       Other                                                         4           26           35
                                                                 -----        -----        -----
Total                                                            $ 370        $(290)       $  74
                                                                 -----        -----        -----
                                                                 -----        -----        -----

       Legislation enacted in September 1996 provided for, among other things, at least a 10% rate reduction (financed through the issuance of rate reduction notes) for residential and small commercial customers in 1998 and other rates to remain frozen at the June

                       EDISON INTERNATIONAL AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                              AND FINANCIAL CONDITION


10, 1996, level (system average of 10.1 CENTS per kilowatt-hour). See discussion in Competitive Environment.
       Revenue from diversified operations increased 33% in 1997 primarily due to the start-up of EME's Loy Yang B Unit 2 and Kwinana projects. These facilities began commercial operations during the fourth quarter of 1996. In addition, revenue from diversified operations increased, due to higher energy sales from EME's First Hydro project combined with substantial increases at Edison Capital from its cross-border lease investments and Mission Land from the sale of $63 million in real estate during the second quarter. Revenue from diversified operations increased substantially during 1996, due to an increase in EME's electric revenue from its First Hydro, Iberian Hy-Power and Loy Yang B Unit 2 projects.

OPERATING EXPENSES
Fuel expense increased 40% in 1997. The increase is due to a $174 million gas contract termination payment during the third quarter, combined with higher gas prices and the extended refueling outages at San Onofre. San Onofre Unit 2 was shut down during the entire first quarter of 1997, Unit 3 was shut down 80 days of the second quarter and both units had a combined outage time of 30 days during the third quarter, which resulted in an overall increase in gas-powered generation for the year. There were no comparable outages in 1996. EME's fuel expense also increased in 1997 due to the start-up of the Kwinana project in the fourth quarter of 1996 and higher pumping costs at the First Hydro project (a pumped-storage facility which pumps water at night for storage in reservoirs and then allows it to flow back to generate electricity when it is needed during the day) due to increased generation and higher prices. Fuel expense increased 11% in 1996, compared to 1995, due to higher gas prices and changes in the fuel mix. EME's 1996 fuel expense increased due to Loy Yang B Unit 2, Kwinana and the inclusion of pumping costs related to First Hydro.
       Purchased-power expense increased slightly in 1997 and 1996, due to increases in spot market purchases and increases in power purchased under federally mandated contracts. SCE is required under federal law to purchase power from certain nonutility generators even though energy prices under these contracts are generally higher than other sources. In 1997, SCE paid about $1.6 billion (including energy and capacity payments) more for these power purchases than the cost of power available from other sources. The CPUC has mandated the prices for these contracts.
       Provisions for regulatory adjustment clauses decreased substantially in 1997, due to undercollections in the energy cost balancing account as actual energy costs (including the gas termination payments discussed above) exceeded CPUC-authorized fuel and purchased-power cost estimates. In addition, there were undercollections associated with SCE's direct access activities (see discussion in Competitive Environment--Direct Customer Access), research and development activities and San Onofre. These undercollections were offset by overcollections related to actual base-rate revenue from kilowatt-hour sales exceeding CPUC-authorized estimates and the final settlement of SCE's Canadian supply and transportation contracts (see discussion in Regulatory Matters). The provisions for regulatory adjustment clauses also decreased in 1996 from 1995 due to lower than authorized base-rate revenue, undercollections related to the accelerated recovery of SCE's remaining investment in San Onofre Units 2 and 3 and the $237 million refund to ratepayers during 1996 for prior energy cost balancing account overcollections.
       Other operating expenses increased 15% in 1997, primarily due to start-up expenses at Edison Enterprises and increased administrative costs at EME, Edison Capital and Mission Land. Other operating expenses increased 10% in 1996 when compared with 1995, as increased operating costs at EME's First Hydro, Iberian Hy-Power and Loy Yang B Unit 2 projects and higher administrative costs offset cost reductions and strong operating performance at SCE.
       Maintenance expense increased 23% in 1997, due to increased maintenance costs for the scheduled refueling outages at the San Onofre units and SCE's transmission and distribution operating facilities.
       Depreciation and decommissioning expense increased 16% in 1997. The increase is due to increases in plant assets and the accelerated recovery of the Palo Verde Nuclear Generating Station units effective January 1997. Depreciation and decommissioning expense increased 16% in 1996, compared to 1995, due to higher depreciation rates, the accelerated recovery of San Onofre Units 2 and 3 starting in April 1996, and increases at EME related to its Loy Yang B Unit 2 and Kwinana projects.
       Property and other taxes decreased 32% in 1997, due to a reclassification of SCE's payroll taxes to operation and maintenance expense.

OTHER INCOME AND DEDUCTIONS
The provision for rate phase-in plan reflects a CPUC-authorized, 10-year rate phase-in plan, which deferred the collection of revenue during the first four years of operation for the Palo Verde units. The deferred revenue (including interest) was collected evenly over the final six years of each unit's plan. The plan ended in February 1996, September 1996 and January 1998 for Units 1, 2 and 3, respectively. The provision is a non-cash offset to the collection of deferred revenue.
       Interest and dividend income increased 35% in 1997, due to increases in interest earned on SCE's balancing accounts and increases in dividend income from SCE's equity investments.
       Minority interest decreased in 1997, due to EME's May 1997 acquisition of the remaining 49% ownership interest in the Loy Yang B project. Minority interest increased 46% during 1996, primarily from higher pre-tax income at EME's Loy Yang B Unit 2.
       Other nonoperating income decreased substantially in 1997, due to additional accruals for regulatory matters associated with the restructuring of California's electric utility industry. Other nonoperating income also decreased in 1996, compared to 1995, due to regulatory accruals in 1996.

INTEREST AND OTHER EXPENSES
Interest on long-term debt decreased in 1997, due to the early retirement of $400 million of first and refunding mortgage bonds in July 1997, partially offset by additional interest expense associated with the issuance of approximately $2.5 billion in rate reduction notes in December 1997 (see discussion in Cash Flows from

                       EDISON INTERNATIONAL AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                              AND FINANCIAL CONDITION


Financing Activities). Interest on long-term debt increased 12% in 1996 compared with 1995, reflecting EME's increased ownership in Iberian Hy-Power and First Hydro.
       Other interest expense increased substantially in 1997, due to higher levels of short-term debt used to retire first and refunding mortgage bonds, discussed above. Other interest expense increased 11% during 1996, due to a $350 million borrowing by Edison International (holding company) for the acquisition of First Hydro and for its ongoing share repurchase program.

FINANCIAL CONDITION
-------------------------------------------------------------------------------

Edison International's liquidity is primarily affected by debt maturities, dividend payments, capital expenditures, and investments in partnerships and unconsolidated subsidiaries. Capital resources include cash from operations and external financings.
       Edison International's Board of Directors has authorized the repurchase of up to $2.3 billion of its outstanding shares of common stock. Edison International has repurchased 76.9 million shares ($1.7 billion) between January 1995 and January 30, 1998, funded by dividends from its subsidiaries and its lines of credit.
       Edison International's cash flow coverage of dividends for 1997  was
5.2 times compared to 5.0 times in 1996 and 4.7 times in 1995. Edison International's dividend payout ratio for 1997 was 57%.

CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities totaled $2.1 billion in 1997, $2.2 billion in 1996 and $2.1 billion in 1995. Cash from operations exceeded capital requirements for all years presented.

CASH FLOWS FROM FINANCING ACTIVITIES
At December 31, 1997, Edison International and its subsidiaries had $3.1 billion of borrowing capacity available under lines of credit totaling $3.6 billion. SCE had available lines of credit of $1.8 billion, with $1.3 billion for general purpose short-term debt and $500 million for the long-term refinancing of its variable-rate pollution-control bonds. The parent company had available lines of credit totaling $1.0 billion. The nonutility companies had lines of credit of $800 million available to finance general cash requirements. Edison International's unsecured lines of credit are at negotiated or bank index rates with various expiration dates. The majority have five-year terms.
       SCE's short-term debt is used to finance fuel inventories, balancing account undercollections and general cash requirements. EME uses available credit lines mainly for construction projects until long-term construction or project loans are secured. Long-term debt is used mainly to finance capital expenditures. SCE's external financings are influenced by market conditions and other factors, including limitations imposed by its articles of incorporation and trust indenture. As of December 31, 1997, SCE could issue approximately $10.4 billion of additional first and refunding mortgage bonds and $5.3 billion of preferred stock at current interest and dividend rates.
       EME owns, through a wholly owned subsidiary, 50% of the Brooklyn Navy Yard project. On December 17, 1997, the Brooklyn Navy Yard project partnership completed a $407 million permanent, nonrecourse financing for the project.
       In February 1997, the contractor asserted general monetary claims under the turnkey agreement against Brooklyn Navy Yard Cogeneration Partners, L.P. (BNY) for damages in the amount of $137 million. In addition to defending this action, BNY has filed an action against the contractor in New York State Court asserting general monetary claims in excess of $13 million arising out of the turnkey agreement. EME agreed to indemnify the partnership and its partner from all claims and costs arising from or in connection with the contractor litigation, which indemnity has been assigned to the lenders. Edison International believes that the outcome of this litigation will not materially affect its results of operations or financial position.
       In April 1997, EME completed financing and commenced construction of the Doga project, a 180-megawatt, gas-powered power plant near Istanbul, Turkey. A wholly owned subsidiary of EME owns 80% of this project. In connection with the financing, EME has guaranteed $21 million in equity contributions and will continue making equity contributions until commercial operation begins, which is scheduled for 1999.
       In May 1997, Edison Capital closed its largest infrastructure transaction in recent years by entering into a cross-border lease transaction in the Eems Power Station located in the Netherlands. This transaction was valued at $188 million. The Eems Power Station is a new, five unit (335 MW each) gas-fired, combined-cycle power plant. It is operated by EPON, the largest power generating company in the Netherlands. Edison Capital also acquired an interest in the electric power transmission system in South Australia. This cross-border lease transaction was valued at $161 million.
       EME has firm commitments of $295 million to make equity and other contributions, primarily for the Paiton project in Indonesia, the ISAB project in Italy, and the Doga project in Turkey. EME also has contingent obligations to make additional contributions of $181 million, primarily for equity support guarantees related to Paiton.
       EME may incur additional obligations to make equity and other contributions to projects in the future. EME believes it will have sufficient liquidity to meet these equity requirements from cash provided by operating activities, proceeds from the repayment of loans to energy projects and funds available from EME's revolving line of credit.
       California law prohibits SCE from incurring or guaranteeing debt for its nonutility affiliates. Additionally, the CPUC regulates SCE's capital structure, limiting the dividends it may pay Edison International. At December 31, 1997, SCE had the capacity to pay $1.4 billion in additional dividends and continue to maintain its authorized capital structure. These restrictions are not expected to affect Edison International's ability to meet its cash obligations.
       In December 1997, SCE Funding LLC, a special purpose entity (SPE), of which SCE is the sole member, issued approximately $2.5 billion of rate reduction notes to Bankers Trust Company of California, as certificate trustee for the California Infrastructure and Economic Development Bank Special Purpose Trust SCE-1 (Trust), which is a special purpose entity established by the State of California. The terms of the rate reduction notes generally mirror the terms of the pass-through certificates issued by the Trust, which are known as rate reduction certificates. The proceeds of the rate

                       EDISON INTERNATIONAL AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                              AND FINANCIAL CONDITION


reduction notes were used by the SPE to purchase from SCE an enforceable right known as transition property. Transition property is a current property right created pursuant to the restructuring legislation and a financing order of the CPUC and consists generally of the right to be paid a specified amount from a non-bypassable tariff levied on residential and small commercial customers. Notwithstanding the legal sale of the transition property by SCE to the SPE, the amounts reflected as assets on SCE's balance sheet have not been reduced by the amount of the transition property sold to the SPE, and the liabilities of the SPE for the rate reduction notes are for accounting purposes reflected as long-term liabilities on the consolidated balance sheet of SCE. SCE used the proceeds from the sale of the transition property to retire debt and equity securities.
       The rate reduction notes have maturities ranging from one to 10 years, and bear interest at rates ranging from 5.98% to 6.42%. The rate reduction notes are secured solely by the transition property and certain other assets of the SPE, and there is no recourse to SCE or Edison International.
       Although the SPE is consolidated with SCE in the financial statements, as required by generally accepted accounting principles, the SPE is legally separate from SCE, the assets of the SPE are not available to creditors of SCE or Edison International, and the transition property is legally not an asset of SCE or Edison International.

CASH FLOWS FROM INVESTING ACTIVITIES
The primary uses of cash for investing activities are additions to property and plant, the nonutilities' investments in partnerships and unconsolidated subsidiaries, and funding of nuclear decommissioning trusts. Decommissioning costs are accrued and recovered in rates over the term of each nuclear generating facility's operating license through charges to depreciation expense. SCE estimates that it will spend approximately $12.7 billion between 2013 - 2070 to decommission its nuclear facilities. This estimate is based on SCE's current-dollar decommissioning costs ($2.1 billion), escalated using a 6.65% annual rate. These costs are expected to be funded from independent decommissioning trusts which receive SCE contributions of approximately $100 million per year until decommissioning begins.
       Cash used for the nonutility subsidiaries' investing activities was $375 million in 1997, $409 million in 1996 and $1.2 billion in 1995.

MARKET RISK EXPOSURES
Edison International's primary market risk exposures arise from fluctuations in energy prices, interest rates and foreign exchange rates. Edison International's risk management policy allows the use of derivative financial instruments to manage its financial exposures, but prohibits the use of these instruments for speculative or trading purposes.
       SCE has hedged a portion of its exposure to increases in natural gas prices. Increases in natural gas prices tend to increase the price of electricity purchased from the power exchange(PX). SCE's exposure is also limited by regulatory mechanisms that protect SCE from much of the risk arising from high electricity prices.
       Changes in interest rates, electricity pool pricing and fluctuations in foreign currency exchange rates can have a significant impact on EME's results of operations. EME has mitigated the risk of interest rate fluctuations by arranging for fixed rate or variable rate financing with interest rate swaps or other hedging mechanisms for the majority of its project financings. As a result of interest rate hedging mechanisms, interest expense increased $21 million in 1997, $6 million in 1996 and $7 million in 1995. The maturity dates of several of EME's interest rate swap agreements do not correspond to the term of the underlying debt. EME does not believe that interest rate fluctuations will have a material adverse effect on its results of operations or financial position.
       Projects in the United Kingdom sell their electrical energy and capacity through a centralized electricity pool, which establishes a half-hourly clearing price for electrical energy. The pool price is extremely volatile, and can vary by a factor of ten or more over the course of a few hours due to large differentials in demand according to the time of day. First Hydro mitigates a portion of the market risk of the pool by entering into contracts for differences (electricity rate swap agreements), related to either the selling or purchase price of power, where a contract specifies a price at which the electricity will be traded, and the parties to the agreements make payments, calculated based on the difference between the price in the contract and the half-hourly clearing price for the element of power under contract. These contracts can be sold in two structures: one-way contracts, where a specified monthly amount is received in advance and difference payments are made when the pool price is above the price specified in the contract, and two-way contracts, where the counterparty pays First Hydro when the pool price is below the contract price instead of a specified monthly amount. These contracts act as a means of stabilizing production revenue or purchasing costs by removing an element of First Hydro's net exposure to pool price volatility. First Hydro's electric revenue increased by $37 million and decreased by $5 million for the year ended December 31, 1997, and 1996, respectively, as a result of electricity rate swap agreements.
       Loy Yang B sells its electrical energy through a centralized electricity pool, which provides for a system of generator bidding, central dispatch and a settlements system based on a clearing market for each half-hour of every day. The Victorian Power Exchange, operator and administrator of the pool, determines a system marginal price each half-hour.
 To mitigate the exposure to price volatility of the electricity traded in the pool, Loy Yang B has entered into a number of financial hedges. From May 8, 1997, to December 31, 2000, approximately 53% to 64% of the plant output sold is hedged under vesting contracts, with the remainder of the plant capacity hedged under the state hedge described below. Vesting contracts were put into place by the State of Victoria, between each generator and each distributor, prior to the privatization of electric power distributors in order to provide more predictable pricing for those electricity customers that were unable to choose their electricity retailer. Vesting contracts set base strike prices at which the electricity will be traded, and the parties to the agreement make payments, calculated based on the difference between the price in the contract and the half-hourly pool clearing price for the element of power under contract. These contracts can be sold as one-way or two-way contracts which are structured similar to the electricity rate swap agreements described above. These contracts are accounted for as electricity rate swap agreements. The

                       EDISON INTERNATIONAL AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                              AND FINANCIAL CONDITION


state hedge is a long-term contractual arrangement based upon a fixed price commencing May 8, 1997, and terminating October 31, 2016. The State guarantees the State Electricity Commission of Victoria's obligations under the state hedge. Loy Yang B's electric revenue was increased by $59 million for the year ended December 31, 1997, as a result of hedging contract arrangements. As EME continues to expand into foreign markets, fluctuations in foreign currency exchange rates can affect the amount of its equity contributions to, distributions from, and results of operations of its foreign projects. At times, EME has hedged a portion of its current exposure to fluctuations in foreign exchange rates where it deems appropriate through financial derivatives, offsetting obligations denominated in foreign currencies, and indexing underlying project agreements to U.S. dollars or other indices reasonably expected to correlate with foreign exchange movements. Various statistical forecasting techniques are used to help assess foreign exchange risk and the probabilities of various outcomes.
There can be no assurance, however, that fluctuations in exchange rates will be fully offset by hedges or that currency movements and the relationship between certain macroeconomic variables will behave in a manner that is consistent with historical or forecasted relationships.
       Construction on the two-unit Paiton project is approximately 85% complete, and commercial operation is expected in the first half of 1999.
The tariff is higher in the early years and steps down over time, and the tariff for the Paiton project includes infrastructure to be used in common by other units at the Paiton complex. The plant's output is fully contracted with the state-owned electricity company for payment in U.S. dollars. The projected rate of growth of the Indonesian economy and the exchange rate of Indonesian Rupiah into U.S. dollars have deteriorated significantly since the Paiton project was contracted, approved and financed with substantial finance and insurance support from the Export-Import Bank of the United States, The Export-Import Bank of Japan, the U.S. Overseas Private Investment Corporation and the Ministry of International Trade and Industry of Japan. The Paiton project's senior debt ratings have been reduced from investment grade to speculative grade based on the rating agencies' perceived increased risk that the state-owned electricity company might not be able to honor the electricity sales contract with Paiton. A Presidential decree has deemed some power plants, but not including the Paiton project, subject to review, postponement or cancellation. EME continues to monitor the situation closely.
       A 10% increase in market interest rates would result in a $29 million increase in the fair value of Edison International's interest rate hedge agreements. A 10% decrease in market interest rates would result in a $30 million decline in the fair market value of interest rate hedge agreements.
A 10% increase in pool prices would result in a $97 million decrease in the fair value of electricity rate swap agreements. A 10% decrease in pool prices would result in a $97 million increase in the fair value of electricity rate swaps. A 10% increase in natural gas prices would result in a $26 million increase in the fair market value of gas call options. A 10% decrease in natural gas prices would result in a $17 million decline in the fair market value of gas call options. A 10% change in market rates is expected to have an immaterial effect on Edison International's other financial instruments.

PROJECTED CAPITAL REQUIREMENTS
Edison International's projected construction expenditures for the next five years are: 1998--$1.1 billion; 1999--$807 million; 2000--$763 million;
2001--$721 million; and 2002--$671 million.
       Long-term debt maturities and sinking fund requirements for the next five years are: 1998--$848 million; 1999--$670 million; 2000--$719 million;
2001--$728 million; and 2002--$635 million.
       Preferred stock redemption requirements for the next five years are:
1998 through 2001--zero and 2002--$105 million.

REGULATORY MATTERS
-------------------------------------------------------------------------------

Legislation enacted in September 1996 provided for, among other things, a 10% rate reduction for residential and small commercial customers in 1998 and other rates to remain frozen at the June 10, 1996, level (system average of 10.1 CENTS per kilowatt-hour). See further discussion in Competitive Environment -- Restructuring Legislation.
       In 1998, SCE's revenue will be affected by various mechanisms depending on the utility operation. Revenue related to distribution operations will be determined through a performance-based rate-making mechanism (PBR) (see discussion in Competitive Environment -- PBR) and the distribution assets will have the opportunity to earn a CPUC-authorized 9.49% return. Until the independent system operator (ISO) begins operation, transmission revenue will be determined by the same mechanism as distribution operations. After that time, transmission revenue will be determined through FERC-authorized rates and transmission assets will earn a 9.43% return.
These rates are subject to refund. See discussions in the Competitive Environment -- Rate-setting and FERC Restructuring Decision sections.
       Revenue from generation-related operations will be determined through the competition transition charge (CTC) mechanism, nuclear rate-making agreements and the competitive market in 1998. Revenue related to fossil and hydroelectric generation operations will be recovered from two sources. The portion that is made uneconomic by electric industry restructuring will be determined through the CTC mechanism. The portion that is economic will be recovered through the PX mechanism. In 1998, fossil and hydroelectric generation assets will earn a 7.22% return. A more detailed discussion is in Competitive Environment -- CTC.
       The CPUC has authorized revised rate-making plans for SCE's nuclear facilities, which call for the accelerated recovery of its nuclear investments in exchange for a lower authorized rate of return. SCE's nuclear assets are earning an annual rate of return of 7.35%. In addition, the San Onofre plan authorizes a fixed rate of approximately 4 CENTS per kilowatt-hour generated for operating costs including incremental capital costs, and nuclear fuel and nuclear fuel financing costs. The San Onofre plan commenced in April 1996, and ends in December 2001 for the accelerated recovery portion and in December 2003 for the incentive pricing portion.
Palo Verde's operating costs, including incremental capital costs, and nuclear fuel and nuclear fuel financing costs, are subject to balancing account treatment. The Palo Verde plan commenced in January 1997 and ends in December 2001. Beginning January 1,

                       EDISON INTERNATIONAL AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                              AND FINANCIAL CONDITION


1998, both the San Onofre and Palo Verde rate-making plans became part of the CTC mechanism.
       The changes in revenue from the regulatory mechanisms discussed above, excluding the effects of other rate actions, are expected to have a minimal impact on 1998 earnings. However, the issuance of the rate reduction notes in December 1997, which enables the repurchase of debt and equity, will have a negative impact on 1998 earnings of approximately $97 million. The impact on earnings per share will be mitigated due to the repurchase of common stock from the rate reduction note proceeds.
       In 1994, SCE filed its testimony in the non-Qualifying Facilities (QF) phase of the 1994 Energy Cost Adjustment Clause proceeding. In 1995, the CPUC's Office of Ratepayer Advocates (ORA) filed its report on the reasonableness of SCE's gas supply costs for both the 1993 and 1994 record periods. The report recommended a disallowance of $13 million for excessive costs incurred from November 1993 through March 1994 associated with SCE's Canadian gas purchase and supply contracts. The report requested that the CPUC defer finding SCE's Canadian supply and transportation agreements reasonable for the duration of their terms and that the costs under these contracts be reviewed on a yearly basis. In 1996, the ORA issued its report for the 1995 record period recommending a $38 million disallowance for excessive costs incurred from April 1994 through March 1995. Both proposed disallowances were later consolidated into one proceeding. On December 3, 1997, the CPUC approved a settlement agreement between SCE and the ORA on this and any future issues, which will result in a $61 million (including interest) refund to SCE's customers. This refund is fully reflected in the financial statements and will be made in first quarter 1998.
       In 1991, SCE filed its testimony in the QF phase of the 1991 Energy Cost Adjustment Clause proceeding. In 1993, the ORA filed its report on the reasonableness of SCE's QF contracts and alleged that SCE had imprudently renegotiated a QF contract with the Mojave Cogeneration Company. The report recommended a disallowance of $32 million (1993 net present value) over the contract's 20-year life. Subsequently, SCE and the ORA reached a settlement where SCE agreed to a one-time reduction to its energy cost adjustment clause balancing account of $14 million plus interest. In October 1996, the CPUC approved the settlement agreement, subject to SCE and the ORA accepting certain conditions concerning the way the $14 million payment would be reflected in rates. After reviewing the decision, SCE declined to accept the condition proposed by the CPUC and in November 1996 filed an application for rehearing. In February 1997, the CPUC denied SCE's application. Because SCE and the ORA were unable to finalize their settlement, hearings on the ORA's disallowance recommendations were held in June 1997. During the hearings, the ORA presented testimony to update its assessment of ratepayer harm, which it now estimates to be $45 million (1997 net present value) over the contract's life. In November 1997, a CPUC administrative law judge (ALJ) issued a proposed decision which would adopt the ORA's $45 million disallowance. In January 1998, the CPUC withdrew the ALJ's proposed decision pending oral arguments. Oral arguments were heard on February 4, 1998, at which time SCE requested an alternate proposed decision be issued. SCE expects this matter to be returned to the CPUC's agenda in the near future and a final decision to be issued during second quarter 1998. SCE cannot predict the final outcome of this matter but does not believe it will materially affect its results of operations.

COMPETITIVE ENVIRONMENT
-------------------------------------------------------------------------------

SCE currently operates in a highly regulated environment in which it has an obligation to deliver electric service to customers in return for an exclusive franchise within its service territory. This regulatory environment is changing. The generation sector has experienced competition from nonutility power producers and regulators are restructuring California's electric utility industry.

CALIFORNIA ELECTRIC UTILITY RESTRUCTURING
-------------------------------------------------------------------------------
RESTRUCTURING LEGISLATION -- In September 1996, the State of California enacted legislation to provide a transition to a competitive market structure. The legislation substantially adopted the CPUC's December 1995 restructuring decision by addressing stranded-cost recovery for utilities and providing a certain cost-recovery time period for the transition costs associated with utility-owned generation-related assets. Transition costs related to power-purchase contracts would be recovered through the terms of their contracts while most of the remaining transition costs would be recovered through 2001. The legislation also included provisions to finance a portion of the stranded costs that residential and small commercial customers would have paid between 1998 and 2001, which would allow SCE to reduce rates by at least 10% to these customers, beginning January 1, 1998.
The financing would occur with securities issued by the California Infrastructure and Economic Development Bank, or an entity approved by the Bank. The legislation included a rate freeze for all other customers, including large commercial and industrial customers, as well as provisions for continued funding for energy conservation, low-income programs and renewable resources. Despite the rate freeze, SCE expects to be able to recover its revenue requirement during the 1998-2001 transition period. In addition, the legislation mandated the implementation of the CTC that provides utilities the opportunity to recover costs made uneconomic by electric utility restructuring. Finally, the legislation contained provisions for the recovery (through 2006) of reasonable employee-related transition costs, incurred and projected, for retraining, severance, early retirement, outplacement and related expenses.

RATE REDUCTION NOTES -- In May 1997, SCE filed an application with the CPUC requesting approval of the issuance of an aggregate amount of up to $3 billion of rate reduction notes in one or more series or classes and a 10% rate reduction for the period from January 1, 1998, through March 31, 2002. At the same time, SCE filed an application with the California Infrastructure and Economic Development Bank for approval to issue the notes. Residential and small commercial customers will repay the notes over the expected 10-year term through non-bypassable charges based on electricity consumption. In December 1997, after receiving approval from both the CPUC and the Infrastructure Bank, a limited liability company created by SCE issued approximately $2.5 billion of these notes. For further details, see the discussion in Cash Flows from Financing Activities.

                       EDISON INTERNATIONAL AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                              AND FINANCIAL CONDITION


CPUC RESTRUCTURING DECISION -- The CPUC's December 1995 decision on restructuring California's electric utility industry started the transition to a new market structure, which is expected to provide competition and customer choice and is scheduled to begin March 31, 1998. Key elements of the CPUC's restructuring decision included: creation of the PX and ISO; availability of direct customer access and customer choice; PBR for those utility services not subject to competition; voluntary divestiture of at least 50% of utilities' gas-fueled generation, and implementation of the CTC.

RATE-SETTING -- In December 1996, SCE filed a more comprehensive plan (elaborating on its July 1996 filing related to the conceptual aspects of separating costs as requested by CPUC and FERC directives) for the functional unbundling of its rates for electric service, beginning January 1, 1998. In response to CPUC and FERC orders, as well as the new restructuring legislation, this filing addressed the implementation-level detail for the functional unbundling of rates into separate charges for energy, transmission, distribution, the CTC, public benefit programs and nuclear decommissioning. The transmission component of this rate unbundling process was addressed at the FERC through a March 1997 filing. In December 1997, the FERC approved these rates, subject to refund, to be effective on the date the ISO begins operation. CPUC hearings on SCE's rate unbundling (also known as rate-setting) plan were concluded in April 1997. In August 1997, the CPUC issued a decision which adopted the methodology for determining CTC residually (see CTC discussion below) and adopted SCE's revenue requirement components for public benefit programs and nuclear decommissioning. The decision also adjusted SCE's proposed distribution revenue requirement by reallocating $76 million of the amount annually to other functions such as generation and transmission. Under the decision, SCE will be able to recover most of the reallocated amount through market revenue, other rate-making mechanisms after petitioning the CPUC to modify its prior decisions, or another review process later in its divestiture proceeding.

PX AND ISO -- In April 1996, SCE, Pacific Gas & Electric Company and San Diego Gas & Electric Company filed a proposal with the FERC regarding the creation of the PX and the ISO. In November 1996, the FERC conditionally accepted the proposal and directed the three utilities, the ISO, and the PX to file more specific information. The filing was made in March 1997, and included SCE's proposed transmission revenue requirement. On October 29, 1997, the FERC gave conditional, interim authorization for operation of the PX and ISO to begin on January 1, 1998. The FERC stated it would closely monitor the PX and ISO, require further studies and make modifications, where necessary. A comprehensive review will be performed by the FERC after three years of operation of the PX and ISO. On December 22, 1997, the PX and ISO governing boards announced a delay in the planned start-up of the PX and ISO due to insufficient testing of operational, settlement and billing systems. The PX and ISO are now expected to begin operation by March 31, 1998.
     In July 1996, the three utilities jointly filed an application with the CPUC requesting approval to establish a restructuring trust which would obtain loans up to $250 million for the development of the ISO and PX through January 1, 1998. The loans are backed by utility guarantees; SCE's share was 45%, or $113 million. In August 1996, the CPUC issued an interim order establishing the restructuring trust and the funding level of $250 million, which has been used to build the hardware and software systems for the ISO and PX. The ISO and PX will repay the trust's loans and recover funds from future ISO and PX customers. In November 1997, the CPUC approved a petition jointly filed by the three utilities which requested an increase in the loan guarantees from $250 million to $300 million; SCE's share of this new total is $135 million. In December 1997, the CPUC approved a remaining item with respect to the petition which requested that the one-time restructuring implementation charge, to be paid to the PX by the utilities, be deemed a non-bypassable charge to be recovered from all retail customers. The amount of the PX charge is $85 million; SCE's share is 45%, or $38 million.

DIRECT CUSTOMER ACCESS -- In May 1997, the CPUC issued a decision describing how all California investor-owned-utility customers will be able to choose who will provide them with electric generation service beginning January 1, 1998. On December 30, 1997, the CPUC issued a decision delaying direct access until March 31, 1998, due to operational delays in the start-up of the PX and ISO. On this date, customers will be able to choose to remain utility customers with bundled electric service from SCE (which will purchase its power through the PX), or choose direct access, which means the customer can contract directly with either independent power producers or retail electric service providers such as power brokers, marketers and aggregators. Additionally, all investor-owned-utility customers must pay the CTC whether or not they choose to buy power through SCE. Electric utilities will continue to provide the core distribution service of delivering energy through its distribution system regardless of a customer's choice of electricity supplier. The CPUC will continue to regulate the prices and service obligations related to distribution services. If the new competitive market cannot accommodate the volume of direct access transactions, the CPUC could implement a contingency plan. However, the CPUC believes it is likely that interest in and migration to direct access will be gradual.

REVENUE CYCLE SERVICES -- A decision issued by the CPUC in May 1997, introduces customer choice to metering, billing and related services (referred to as revenue cycle services) that are now provided by California's investor-owned utilities. Under this revenue cycle services unbundling decision, beginning in January 1998, direct access customers may choose to have either SCE or their electric generation service provider render consolidated (energy and distribution) bills, or they may choose to have separate billings from each service provider. However, not all electric generation service providers will necessarily offer each billing option. In addition, beginning in January 1998, customers with maximum demand above 20 kW (primarily industrial and large commercial) can choose SCE or any other supplier to provide their metering service. All other customers will have this option beginning in January 1999. In determining whether any credit should be provided by the utility to firms providing customers with revenue cycle services, and the amount of any such credit, the CPUC has indicated that it is appro-

                       EDISON INTERNATIONAL AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                              AND FINANCIAL CONDITION


priate to net the cost incurred by the utility and the cost avoided by the utility as a result of such services being provided by the other firm rather than by the utility. The unbundling of revenue cycle services will expose SCE to the possible loss of revenue, higher stranded costs and a reduction in revenue security.

PBR -- In 1993, SCE filed for a PBR mechanism to determine most of its revenue (excluding fuel). The filing was subsequently divided between transmission and distribution (T&D) and power generation.
       In September 1996, the CPUC adopted a non-generation or T&D PBR mechanism for SCE which began on January 1, 1997. According to the CPUC, beginning in 1998 (coincident with the initiation of the competitive market), the transmission portion is to be separated from non-generation PBR and subject to ratemaking under the rules of the FERC. The distribution-only PBR will extend through December 2001. Key elements of the non-generation PBR include: T&D rates indexed for inflation based on the Consumer Price Index less a productivity factor; elimination of the kilowatt-hour sales adjustment; adjustments for cost changes that are not within SCE's control; a cost of capital trigger mechanism based on changes in a bond index; standards for service reliability and safety; and a net revenue-sharing mechanism that determines how customers and shareholders will share gains and losses from T&D operations.
       With the CPUC's 1995 restructuring decision and the passage of restructuring legislation in 1996, the majority of power generation ratemaking (primarily fossil-fueled and nuclear) was assigned to other mechanisms. In April 1997, a CPUC interim order determined that the proposed structure of the fossil-fueled plants' must-run contracts were under the FERC's jurisdiction. On October 31, 1997, SCE filed must-run tariff schedules with the FERC covering its six ISO-designated must-run plants. In the meantime, SCE is pursuing the divestiture of these plants (see Divestiture discussion below) and might not ever itself provide service under these FERC tariff schedules.
       In December 1997, the CPUC adopted a PBR-type ratemaking mechanism for SCE's hydroelectric plants. The mechanism sets the hydroelectric revenue requirement in 1998 and establishes a formula for extending it through the duration of the electric industry restructuring transition period, or until market valuation of the hydroelectric facilities, whichever occurs first.
The mechanism provides that power sales revenue from hydroelectric facilities in excess of the hydroelectric revenue requirement be credited against the costs to transition to a competitive market (see CTC discussion below).

DIVESTITURE -- In November 1996, SCE filed an application with the CPUC to voluntarily divest, by auction, all 12 of its oil- and gas-fueled generation plants. This application builds on SCE's March 1996 plan which outlined how SCE proposed to divest 50% of these assets. Under the new proposal, SCE would continue to operate and maintain the divested power plants for at least two years following their sale, as mandated by the restructuring legislation enacted in September 1996. In addition, SCE would offer workforce transition programs to those employees who may be impacted by divestiture-related job reductions. SCE's proposal is contingent on the overall electric industry restructuring implementation process continuing on a satisfactory path. In September 1997, the CPUC approved SCE's proposal to auction the 12 plants.
       On December 1, 1997, SCE filed a compliance filing with the CPUC stating that it had sold 10 plants. On December 16, 1997, the CPUC approved the sale of the 10 plants. On February 6, 1998, SCE filed a compliance filing with the CPUC regarding the sale of an 11th plant. CPUC approval of the sale is expected before March 31, 1998. The total sales price of the 11 plants is $1.1 billion, or 2.16 times their combined book value of $531 million. Net proceeds of the sales will be used to reduce stranded costs, which otherwise were expected to be collected through the CTC mechanism. The transfer of ownership of the 11 plants is expected to occur shortly before the start of the new competitive market, which the PX and ISO currently expect to occur on March 31, 1998. The sale and CPUC approval of the single remaining plant is expected to be completed in early 1998.

CTC -- Recovery of costs to transition to a competitive market is being implemented through a non-bypassable CTC. This charge applies to all customers who were using or began using utility services on or after the CPUC's December 20, 1995, decision date. In August 1996, in compliance with the CPUC's restructuring decision, SCE filed its application to estimate its 1998 transition costs. In October 1996, SCE amended its transition cost filing to reflect the effects of the legislation enacted in September 1996. Under the rate freeze codified in the legislation, the CTC will be determined residually (i.e., after subtracting other cost components for the PX, T&D, nuclear decommissioning and public benefit programs). Nevertheless, the CPUC directed that the amended application provide estimates of SCE's potential transition costs from 1998 through 2030. SCE provided two estimates between approximately $13.1 billion (1998 net present value) assuming the fossil plants have a market value equal to their net book value, and $13.8 billion (1998 net present value) assuming the fossil plants have no market value. These estimates are based on incurred costs, forecasts of future costs and assumed market prices. However, changes in the assumed market prices could materially affect these estimates. The potential transition costs are comprised of: $7.5 billion from SCE's QF contracts, which are the direct result of prior legislative and regulatory mandates; and $5.6 billion to $6.3 billion from costs pertaining to certain generating plants (successful completion of the sale of SCE's gas-fired generating plants would reduce this estimate of transition costs for SCE-owned generation to less than $5 billion) and regulatory commitments consisting of costs incurred (whose recovery has been deferred by the CPUC) to provide service to customers. Such commitments include the recovery of income tax benefits previously flowed through to customers, postretirement benefit transition costs, accelerated recovery of San Onofre Units 2 and 3 and the Palo Verde units (as discussed in Regulatory Matters), and certain other costs. In February 1997, SCE filed an update to the CTC filing to reflect approval by the CPUC of settlements regarding ratemaking for SCE's share of Palo Verde and the buyout of a power purchase agreement, as well as other minor data updates. No substantive changes in the total CTC estimates were included. This issue has been separated into two phases; Phase 1 addresses the rate-making issues and Phase 2 the quantification issues.

                       EDISON INTERNATIONAL AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                              AND FINANCIAL CONDITION


       A decision on Phase 1 was issued in June 1997, which, among other things, required the establishment of a transition cost balancing account and annual transition cost proceedings, set a market rate forecast for 1998 transition costs, and required that generation-related regulatory assets be amortized ratably over a 48-month period. Hearings on Phase 2 were held in May and June 1997 and a final decision was issued on November 19, 1997. The Phase 2 decision established the calculation methodologies and procedures for SCE to collect its transition costs from 1998 through the end of the rate freeze. The Phase 2 decision also reduced SCE's authorized rate of return on certain assets eligible for transition cost recovery (primarily fossil- and hydroelectric-generation related assets) beginning July 1997, five months earlier than anticipated. The decision, excluding the effects of other rate actions, had a negative impact on 1997 earnings of approximately 4CENTS per share. SCE has filed an application for rehearing on the 1997 rate of return issue.

ACCOUNTING FOR GENERATION-RELATED ASSETS -- If the CPUC's electric industry restructuring plan is implemented as outlined above, SCE would be allowed to recover its CTC through non-bypassable charges to its distribution customers (although its investment in certain generation assets would be subject to a lower authorized rate of return).
       As previously reported, from November 1996 to July 1997, SCE and the other major California electric utilities were engaged in discussions with the Securities and Exchange Commission staff regarding the proper application of regulatory accounting standards in light of the electric industry restructuring legislation enacted by the State of California in September 1996 and the CPUC's electric industry restructuring plan. This issue was placed on the agenda of the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) during April 1997 and a final consensus was reached at the July EITF meeting. During the third quarter of 1997, SCE implemented the EITF consensus and discontinued application of accounting principles for rate-regulated enterprises for its investment in generation facilities.
       However, implementation of the EITF consensus did not require SCE to write off any of its generation-related assets, including regulatory assets of approximately $600 million at December 31, 1997. SCE has retained these assets on its balance sheet because the legislation and restructuring plan referred to above make probable their recovery through a non-bypassable CTC to distribution customers. These regulatory assets relate primarily to the recovery of accelerated income tax benefits previously flowed through to customers, purchased power contract termination payments, unamortized losses on reacquired debt, and the recovery of amounts deferred under the Palo Verde rate phase-in plan. The consensus reached by the EITF also permits the recording of new generation-related regulatory assets during the transition period that are probable of recovery through the CTC mechanism.
       If during the transition period events were to occur that made the recovery of these generation-related regulatory assets no longer probable, SCE would be required to write off the remaining balance of such assets as a one-time, non-cash charge against earnings. If such a write-off were to be required, SCE believes that it should not affect the recovery of stranded costs provided for in the legislation and restructuring plan.
       Although depreciation-related differences could result from applying a regulatory prescribed depreciation method (straight-line, remaining-life method) rather than a method that would have been applied absent the regulatory process, SCE believes that the depreciable lives of its generation-related assets would not vary significantly from that of an unregulated enterprise, as the CPUC bases depreciable lives on periodic studies that reflect the physical useful lives of the assets. SCE also believes that any depreciation-related differences would be recovered through the CTC.
       If events occur during the restructuring process that result in all or a portion of the CTC being improbable of recovery, SCE could have additional write-offs associated with these costs if they are not recovered through another regulatory mechanism. At this time, SCE cannot predict what other revisions will ultimately be made during the restructuring process in subsequent proceedings or implementation phases, or the effect, after the transition period, that competition will have on its results of operations or financial position.

FERC RESTRUCTURING DECISION
In April 1996, the FERC issued its decision on stranded-cost recovery and open access transmission, effective July 1996. The decision, reaffirmed by the FERC in its March and November 1997 orders, requires all electric utilities subject to the FERC's jurisdiction to file transmission tariffs which provide competitors with increased access to transmission facilities for wholesale transactions and also establishes information requirements for the transmission utility. The decision also provides utilities with the opportunity to recover stranded costs associated with existing wholesale customers, retail-turned-wholesale customers and retail wheeling when the state regulatory body does not have authority to address retail stranded costs. Even though the CPUC is currently addressing stranded-cost recovery through the CTC proceedings, the FERC has also asserted primary jurisdiction over the recovery of stranded costs associated with retail-turned-wholesale customers, such as a new municipal electric system or a municipal annexation. However, the FERC did clarify that it does not intend to prevent or interfere with a state's authority and that it has discretion to defer to a state stranded-cost-calculation method. In January 1997, the FERC accepted the open access transmission tariff SCE filed in compliance with the April 1996 decision. The rates included in the tariff are being collected subject to refund. In May 1997, SCE filed a revised open access tariff to reflect the few revisions set forth in the March 1997 order. The open access transmission tariff will be terminated on the date the ISO begins operation.

ENVIRONMENTAL PROTECTION
-------------------------------------------------------------------------------

Edison International is subject to numerous environmental laws and regulations, which require it to incur substantial costs to operate existing facilities, construct and operate new facilities, and mitigate or remove the effect of past operations on the environment.
       As further discussed in Note 10 to the Consolidated Financial Statements, Edison International records its environmental liabilities when site assessments and/or remedial actions are probable and a range of reasonably likely cleanup costs can be estimated. Edison International reviews its sites and measures the liability quarterly, by assessing a range of reasonably likely costs for each

                       EDISON INTERNATIONAL AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                              AND FINANCIAL CONDITION


identified site. Unless there is a probable amount, Edison International records the lower end of this range of costs.
       In connection with the issuance of the San Onofre Units 2 and 3 operating permits, SCE reached agreement with the California Coastal Commission in 1991 to restore certain marine mitigation sites. The restorations include two sites: designated wetlands and the construction of an artificial kelp reef off the California coast. After SCE requested certain modifications to the agreement, the Coastal Commission issued a final ruling in April 1997 to reduce the scope of remediations. SCE elected to pay for the costs of marine mitigation in lieu of placing the funds into a trust. Rate recovery of these costs is occurring through the San Onofre incentive pricing plan.
       Edison International's recorded estimated minimum liability to remediate its 51 identified sites is $178 million, which includes $75 million for the two sites discussed above. One of SCE's sites, a former pole-treating facility, is considered a federal Superfund site and represents 42% of Edison International's recorded liability. The ultimate costs to clean up Edison International's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process. Edison International believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $246 million. The upper limit of this range of costs was estimated using assumptions least favorable to Edison International among a range of reasonably possible outcomes.
       The CPUC allows SCE to recover environmental-cleanup costs at 41 of its sites, representing $91 million of Edison International's recorded liability, through an incentive mechanism. Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs from insurance carriers and other third parties. SCE has successfully settled insurance claims with all responsible carriers. Costs incurred at SCE's remaining sites are expected to be recovered through customer rates. SCE has recorded a regulatory asset of $153 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates. This amount includes $60 million of marine mitigation costs remaining to be recovered through the San Onofre incentive pricing plan.
       Edison International's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that Edison International may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can now be made for these sites.
       Edison International expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $4 million to $10 million. Recorded costs for 1997 were $10 million.
       Based on currently available information, Edison International believes it is unlikely that it will incur amounts in excess of the upper limit of the estimated range and, based upon the CPUC's regulatory treatment of environmental-cleanup costs, Edison International believes that costs ultimately recorded will not materially affect its results of operations or financial position. There can be no assurance, however, that future developments, including additional information about existing sites or the identification of new sites, will not require material revisions to such estimates.
       The 1990 federal Clean Air Act requires power producers to have emissions allowances to emit sulfur dioxide. Power companies receive emissions allowances from the federal government and may bank or sell excess allowances. SCE expects to have excess allowances under Phase II of the Clean Air Act (2000 and later). The act also calls for a study to determine if additional regulations are needed to reduce regional haze in the southwestern U.S. In addition, another study is in progress to determine the specific impact of air contaminant emissions from the Mohave Coal Generating Station on visibility in Grand Canyon National Park. The potential effect of these studies on sulfur dioxide emissions regulations for Mohave is unknown.
       Edison International's projected capital expenditures to protect the environment are $820 million for the 1998 - 2002 period, mainly for aesthetics treatment, including undergrounding certain transmission and distribution lines.
       The possibility that exposure to electric and magnetic fields (EMF) emanating from power lines, household appliances and other electric sources may result in adverse health effects has been the subject of scientific research. After many years of research, scientists have not found that exposure to EMF causes disease in humans. Research on this topic is continuing. However, the CPUC has issued a decision which provides for a rate-recoverable research and public education program conducted by California electric utilities, and authorizes these utilities to take no-cost or low-cost steps to reduce EMF in new electric facilities. SCE is unable to predict when or if the scientific community will be able to reach a consensus on any health effects of EMF, or the effect that such a consensus, if reached, could have on future electric operations.

SAN ONOFRE STEAM GENERATOR TUBES
-------------------------------------------------------------------------------

The San Onofre Units 2 and 3 steam generators have performed relatively well through the first 15 years of operation, with low rates of ongoing steam generator tube degradation. However, during the Unit 2 scheduled refueling and inspection outage, which was completed in Spring 1997, an increased rate of tube degradation was identified, which resulted in the removal of more tubes from service than had been expected. The steam generator design allows for the removal of up to 10% of the tubes before the rating capacity of the unit must be reduced. As a result of the increased degradation, a mid-cycle inspection outage will be conducted in early 1998 for Unit 2.
       During Unit 3's refueling outage, which was completed in July 1997, inspections of structural supports for steam generator tubes identified several areas where the thickness of the supports had been reduced, apparently by erosion during normal plant operation. As a result, a mid-cycle inspection outage is planned for early 1998. However, during Unit 2's Spring 1997 inspection outage, similar tube supports showed no signs of such erosion.

PROPOSED NEW ACCOUNTING STANDARD
-------------------------------------------------------------------------------

During 1996, the Financial Accounting Standards Board issued an exposure draft that would establish accounting standards for the

                       EDISON INTERNATIONAL AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                              AND FINANCIAL CONDITION


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

YEAR 2000 ISSUE
-------------------------------------------------------------------------------

Many of SCE's existing computer systems identify a year by only two digits instead of four. If not corrected, these programs could fail or create erroneous results when the new century begins. This situation has been referred to generally as the Year 2000 Issue.
       SCE has developed plans and is addressing the programming changes that it has determined are necessary in order for its computer systems to function properly beginning in 2000. Remediation of SCE's key financial systems for the Year 2000 Issue was completed in 1997. SCE's informational and operational systems have been assessed, and detailed plans have been developed to address modifications required to be completed, tested and operational by December 31, 1999. Preliminary estimates of the costs to complete these modifications, including the cost of new hardware and software application modifications, range from $55 million to $80 million, about half of which are expected to be capital costs. Current rate levels for providing electric service should be sufficient to provide funding for these modifications. Remediation of existing critical systems is expected to be 75% complete by the end of 1998. SCE expects its Year 2000 date conversion project to be completed on a timely basis, with no material adverse impact to its results of operations or financial position.
       SCE's Year 2000 date conversion project includes an assessment of critical interfaces with the computer systems of others and it does not expect a material adverse effect on its operating and business functions from the Year 2000 Issue.

QUARTERLY FINANCIAL DATA
-----------------------------------------------------------------------------------------------
(UNAUDITED)
                                                               1997
-----------------------------------------------------------------------------------------------
IN MILLIONS,
EXCEPT PER-SHARE AMOUNTS      TOTAL         FOURTH          THIRD         SECOND         FIRST
-----------------------------------------------------------------------------------------------
Operating revenue           $ 9,235        $ 2,329        $ 2,738        $ 2,167        $ 2,001
Operating income              1,498            342            470            329            357
Net income                      700            139            277            139            145
Per share:
  Basic earnings               1.75            .37            .70            .34            .35
  Diluted earnings             1.73            .36            .70            .34            .34
  Dividends declared           1.00            .25            .25            .25            .25
Common stock prices:
  High                   $ 27 13/16     $ 27 13/16       $ 27 1/8       $ 25 5/8       $ 23 1/8
  Low                        19 1/2       24 13/16             24         20 1/4         19 1/2
  Close                     27 3/16        27 3/16         25 1/4         24 7/8         22 1/2



                                                               1996
-----------------------------------------------------------------------------------------------
IN MILLIONS,
EXCEPT PER-SHARE AMOUNTS      TOTAL         FOURTH          THIRD         SECOND         FIRST
-----------------------------------------------------------------------------------------------
Operating revenue           $ 8,545        $ 2,195        $ 2,568        $ 1,814        $ 1,968
Operating income              1,478            328            468            332            350
Net income                      717            117            277            156            167
Per share:
  Basic earnings               1.64            .27            .63            .35            .38
  Diluted earnings             1.63            .27            .63            .35            .37
  Dividends declared           1.00            .25            .25            .25            .25
Common stock prices:
  High                     $ 20 3/8       $ 20 3/8       $ 18 1/4       $ 17 5/8       $ 18 5/8
  Low                        15 1/8         17 3/4         15 1/8         15 3/8         16 5/8
  Close                      19 7/8         19 7/8         17 7/8         17 5/8         17 1/8


                       EDISON INTERNATIONAL AND SUBSIDIARIES


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

/s/ RICHARD K. BUSHEY                        /s/ JOHN E. BRYSON
----------------------------------           ----------------------------------
RICHARD K. BUSHEY                            JOHN E. BRYSON
VICE PRESIDENT AND CONTROLLER                CHAIRMAN OF THE BOARD AND
                                             CHIEF EXECUTIVE OFFICER




January 30, 1998



                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE SHAREHOLDERS AND THE BOARD OF DIRECTORS, EDISON INTERNATIONAL:

We have audited the accompanying consolidated balance sheets of Edison International (a California corporation) and its subsidiaries as of December 31, 1997, and 1996, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of Edison International's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Edison International and its subsidiaries as of December 31, 1997, and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




/s/ ARTHUR ANDERSEN LLP
-------------------------------------
ARTHUR ANDERSEN LLP
Los Angeles, California


January 30, 1998

                    EDISON INTERNATIONAL AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME


IN MILLIONS, EXCEPT PER-SHARE AMOUNTS  YEAR ENDED DECEMBER 31,   1997          1996           1995
----------------------------------------------------------------------------------------------------
Electric utility revenue                                      $  7,953       $  7,583       $  7,873
Diversified operations                                           1,282            962            532
                                                              --------       --------       --------
TOTAL OPERATING REVENUE                                          9,235          8,545          8,405
                                                              --------       --------       --------
Fuel                                                             1,074            768            694
Purchased power                                                  2,854          2,706          2,582
Provisions for regulatory adjustment clauses -- net               (411)          (226)           230
Other operating expenses                                         1,781          1,555          1,411
Maintenance                                                        406            331            359
Depreciation and decommissioning                                 1,362          1,173          1,014
Income taxes                                                       537            563            528
Property and other taxes                                           134            197            210
                                                              --------       --------       --------
TOTAL OPERATING EXPENSES                                         7,737          7,067          7,028
                                                              --------       --------       --------
OPERATING INCOME                                                 1,498          1,478          1,377
                                                              --------       --------       --------
Provision for rate phase-in plan                                   (48)           (84)          (122)
Allowance for equity funds used during construction                  8             16             19
Interest and dividend income                                        85             63             65
Minority interest                                                  (39)           (70)           (48)
Other nonoperating income (deductions) -- net                      (62)           (13)            41
                                                              --------       --------       --------
TOTAL OTHER INCOME (DEDUCTIONS) -- NET                             (56)           (88)           (45)
                                                              --------       --------       --------
INCOME BEFORE INTEREST AND OTHER EXPENSES                        1,442          1,390          1,332
                                                              --------       --------       --------
Interest on long-term debt                                         584            604            539
Other interest expense                                             139             90             81
Allowance for borrowed funds used during construction               (9)           (10)           (14)
Capitalized interest                                               (15)           (58)           (60)
Dividends on subsidiary preferred securities                        43             47             47
                                                              --------       --------       --------
TOTAL INTEREST AND OTHER EXPENSES -- NET                           742            673            593
                                                              --------       --------       --------
NET INCOME                                                      $  700         $  717         $  739
                                                              --------       --------       --------
                                                              --------       --------       --------
Weighted-average shares of common stock outstanding                400            437            446
BASIC EARNINGS PER SHARE                                       $  1.75        $  1.64        $  1.66
DILUTED EARNINGS PER SHARE                                     $  1.73        $  1.63        $  1.65

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

IN MILLIONS, EXCEPT PER-SHARE AMOUNTS  YEAR ENDED DECEMBER 31,  1997          1996           1995
----------------------------------------------------------------------------------------------------------
BALANCE AT BEGINNING OF YEAR                                  $  3,753       $  3,700       $  3,452
Net income                                                         700            717            739
Dividends declared on common stock                                (395)          (435)          (446)
Stock repurchase and retirement                                   (882)          (229)           (45)
                                                              --------       --------       --------
BALANCE AT END OF YEAR                                        $  3,176       $  3,753       $  3,700
                                                              --------       --------       --------
                                                              --------       --------       --------
Dividends declared per common share                            $  1.00        $  1.00        $  1.00

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                       EDISON INTERNATIONAL AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

IN MILLIONS                                             DECEMBER 31,           1997         1996
----------------------------------------------------------------------------------------------------
ASSETS
Transmission and distribution:
  Utility plant, at original cost, subject to cost-based rate regulation    $  11,213      $  10,973
  Accumulated provision for depreciation                                       (5,574)        (5,129)
  Construction work in progress                                                   493            462
                                                                            ---------      ---------
                                                                                6,132          6,306
                                                                            ---------      ---------

Generation:
  Utility plant, at original cost, not subject to cost-based rate regulation    9,522          9,427
  Accumulated provision for depreciation and decommissioning                   (4,970)        (4,302)
  Construction work in progress                                                   100             95
  Nuclear fuel, at amortized cost                                                 155            177
                                                                            ---------      ---------
                                                                                4,807          5,397
                                                                            ---------      ---------
TOTAL UTILITY PLANT                                                            10,939         11,703
                                                                            ---------      ---------

Nonutility property -- less accumulated provision for depreciation
  of $238 and $203 at respective dates                                          3,178          3,570
Nuclear decommissioning trusts                                                  1,831          1,486
Investments in partnerships and unconsolidated subsidiaries                     1,408          1,372
Investments in leveraged leases                                                   960            584
Other investments                                                                 194            104
                                                                            ---------      ---------
TOTAL OTHER PROPERTY AND INVESTMENTS                                            7,571          7,116
                                                                            ---------      ---------

Cash and equivalents                                                            1,907            897
Receivables, including unbilled revenue, less allowances of $27
  and $26 for uncollectible accounts at respective dates                        1,077          1,095
Fuel inventory                                                                     58             72
Materials and supplies, at average cost                                           133            154
Accumulated deferred income taxes -- net                                          123            240
Regulatory balancing accounts -- net                                              193             --
Prepayments and other current assets                                              106            114
                                                                            ---------      ---------
TOTAL CURRENT ASSETS                                                            3,597          2,572
                                                                            ---------      ---------

Unamortized debt issuance and reacquisition expense                               359            347
Income tax-related deferred charges                                             1,544          1,741
Other deferred charges                                                          1,091          1,080
                                                                            ---------      ---------
TOTAL DEFERRED CHARGES                                                          2,994          3,168
                                                                            ---------      ---------

TOTAL ASSETS                                                                $  25,101      $  24,559
                                                                            ---------      ---------
                                                                            ---------      ---------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                     EDISON INTERNATIONAL AND SUBSIDIARIES


IN MILLIONS, EXCEPT SHARE AMOUNTS                        DECEMBER 31,          1997         1996
----------------------------------------------------------------------------------------------------
CAPITALIZATION AND LIABILITIES

Common shareholders' equity:
  Common stock (375,764,429 and 424,524,178 shares
   outstanding at respective dates)                                          $  2,261       $  2,547
  Cumulative translation adjustments -- net                                        30             64
  Unrealized gain in equity investments -- net                                     60             33
  Retained earnings                                                             3,176          3,753
                                                                             --------       --------
                                                                                5,527          6,397

Preferred securities of subsidiaries:
  Not subject to mandatory redemption                                             184            284
  Subject to mandatory redemption                                                 425            425
Long-term debt                                                                  8,871          7,475
                                                                             --------       --------
TOTAL CAPITALIZATION                                                           15,007         14,581
                                                                             --------       --------

OTHER LONG-TERM LIABILITIES                                                       480            424
                                                                             --------       --------

Current portion of long-term debt                                                 868            592
Short-term debt                                                                   330            397
Accounts payable                                                                  441            438
Accrued taxes                                                                     577            530
Accrued interest                                                                  132            131
Dividends payable                                                                  95            109
Regulatory balancing accounts -- net                                               --            182
Deferred unbilled revenue and other current liabilities                         1,285          1,059
                                                                             --------       --------
TOTAL CURRENT LIABILITIES                                                       3,728          3,438
                                                                             --------       --------

Accumulated deferred income taxes -- net                                        4,085          4,283
Accumulated deferred investment tax credits                                       351            372
Customer advances and other deferred credits                                    1,441            754
                                                                             --------       --------
TOTAL DEFERRED CREDITS                                                          5,877          5,409
                                                                             --------       --------

MINORITY INTEREST                                                                   9            707
                                                                             --------       --------


Commitments and contingencies (Notes 2, 8, 9 and 10)

TOTAL CAPITALIZATION AND LIABILITIES                                        $  25,101      $  24,559
                                                                             --------       --------
                                                                             --------       --------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                      EDISON INTERNATIONAL AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

IN MILLIONS                    YEAR ENDED DECEMBER 31,           1997           1996          1995
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                      $  700         $  717         $  739
Adjustments for non-cash items:
  Depreciation and decommissioning                               1,362          1,173          1,014
  Amortization                                                      88             96             73
  Rate phase-in plan                                                47             79            111
  Deferred income taxes and investment tax credits                 115             91           (166)
  Equity in income from partnerships and
   unconsolidated subsidiaries                                    (190)          (154)          (115)
  Other long-term liabilities                                       56             80             33
  Other -- net                                                    (131)           (98)            --
Changes in working capital:
  Receivables                                                       (8)            68            (27)
  Regulatory balancing accounts                                   (375)          (156)           282
  Fuel inventory, materials and supplies                            36             39            (19)
  Prepayments and other current assets                              10             13            (17)
  Accrued interest and taxes                                        47              3             19
  Accounts payable and other current liabilities                   195             70             13
Distributions from partnerships and unconsolidated
 subsidiaries                                                      182            176            178
                                                                ------         ------         ------
NET CASH PROVIDED BY OPERATING ACTIVITIES                        2,134          2,197          2,118
                                                                ------         ------         ------

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt issued                                            1,646          1,365          1,496
Long-term debt repaid                                           (2,219)        (1,315)          (960)
Rate reduction notes issued                                      2,449             --             --
Preferred securities issued                                         --            414             63
Preferred securities redeemed                                     (100)            --            (75)
Common stock repurchased                                        (1,173)          (344)           (70)
Short-term debt financing -- net                                   (68)          (312)           (46)
Dividends paid                                                    (408)          (440)          (447)
Other -- net                                                       (14)            45             31
                                                                ------         ------         ------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                   113           (587)            (8)
                                                                ------         ------         ------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and plant                                   (783)          (744)          (969)
Purchase of nonutility power stations                               --             --         (1,015)
Funding of nuclear decommissioning trusts                         (154)          (148)          (151)
Investments in partnerships and unconsolidated subsidiaries       (131)          (336)           (45)
Unrealized gain in equity investments -- net                        27             15              8
Other -- net                                                      (196)            (7)            35
                                                                ------         ------         ------
NET CASH USED BY INVESTING ACTIVITIES                           (1,237)        (1,220)        (2,137)
                                                                ------         ------         ------

Net increase (decrease) in cash and equivalents                  1,010            390            (27)
Cash and equivalents, beginning of year                            897            507            534
                                                                ------         ------         ------
CASH AND EQUIVALENTS, END OF YEAR                             $  1,907         $  897         $  507
                                                                ------         ------         ------
                                                                ------         ------         ------

CASH PAYMENTS FOR INTEREST AND TAXES:
Interest -- net of amounts capitalized                        $    579         $  486         $  463
Taxes                                                              298            447            642

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Obligation to fund investments in partnerships and
 unconsolidated subsidiaries                                       237            237            466
Additions to property and plant funded by the
 minority owner of consolidated subsidiaries                        --             33             77
Goodwill related to purchase of nonutility power stations           --             --            312

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                   EDISON INTERNATIONAL AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------------------------------------------------------------------------------

ACCOUNTING PRINCIPLES
Southern California Edison Company's (SCE) accounting policies conform with generally accepted accounting principles (GAAP), including the accounting principles for rate-regulated enterprises which reflect the rate-making policies of the California Public Utilities Commission (CPUC) and the Federal Energy Regulatory Commission (FERC). As a result of industry restructuring legislation enacted by the State of California and a related change in the application of accounting principles for rate-regulated enterprises adopted recently by the Financial Accounting Standards Board's Emerging Issues Task Force (EITF), during the third quarter of 1997 SCE began accounting for its investment in generation facilities in accordance with GAAP applicable to enterprises in general. Although this change did not result in any adjustment of the carrying value of such investment, the amount is shown separately on Edison International's Balance Sheet under the caption: Generation utility plant, at original cost, not subject to cost-based rate regulation. The competitive market for electric generation in California is scheduled to begin March 31, 1998.

COMPETITION TRANSITION CHARGE (CTC)
Beginning January 1, 1998, a non-bypassable charge is being billed to all SCE customers, which provides SCE the opportunity to recover its costs to transition to a competitive market.

CONSOLIDATION POLICY
The consolidated financial statements include Edison International and its wholly owned subsidiaries. Edison International's subsidiaries use the equity method to account for significant investments in partnerships and subsidiaries in which they own 50% or less. Intercompany transactions have been eliminated, except Edison Mission Energy's (EME) profits from energy sales to SCE, which are allowed in utility rates.

EARNINGS PER SHARE (EPS)
Basic and diluted EPS are computed in accordance with a recently issued accounting standard. Basic EPS for Edison International equals previously reported primary EPS. EPS amounts were as follows:

IN MILLIONS, EXCEPT PER-SHARE AMOUNTS

-------------------------------------------------------------------------------
                                         INCOME        SHARES       PER-SHARE
                                       (NUMERATOR)  (DENOMINATOR)    AMOUNT
-------------------------------------------------------------------------------
For the Year Ended December 31, 1997:
Income                                  $  743
Less: dividends on subsidiary
  preferred securities                      43
                                        ------
Basic EPS
  Net income available to common
  shareholders                             700           400           $ 1.75
                                        ------          ----           ------
Effect of dilutive securities:
  Employee stock options                                   4
                                                        ----
Diluted EPS                             $  700           404           $ 1.73
                                        ------          ----           ------

For the Year Ended December 31, 1996:
Income                                  $  764
Less: dividends on subsidiary
  preferred securities                      47
                                        ------
Basic EPS
  Net income available to common
  shareholders                             717           437           $ 1.64
                                        ------          ----           ------
Effect of dilutive securities:
  Employee stock options                                   2
                                                        ----
Diluted EPS                             $  717           439           $ 1.63
                                        ------          ----           ------

For the Year Ended December 31, 1995:
Income                                  $  786
Less: dividends on subsidiary
  preferred securities                      47
                                        ------
Basic EPS
  Net income available to common
  shareholders                             739           446           $ 1.66
                                        ------          ----           ------
Effect of dilutive securities:
  Employee stock options                                   2
                                                        ----
Diluted EPS                             $  739           448           $ 1.65
                                        ------          ----           ------

ESTIMATES
Financial statements prepared in compliance with GAAP require management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosure of contingencies. Actual results could differ from those estimates. Certain significant estimates related to electric utility restructuring, decommissioning and contingencies are further discussed in Notes 2, 9 and 10 to the Consolidated Financial Statements, respectively.

FUEL INVENTORY
Fuel inventory is valued under the last-in, first-out method for fuel oil and natural gas, and under the first-in, first-out method for coal.

NATURE OF OPERATIONS
Edison International's wholly owned subsidiaries include: SCE, a rate-regulated electric utility which produces and supplies electric energy for its 4.3 million customers in Central and Southern California; EME, a market leader in the development, ownership and operation of independent power facilities; Edison Capital, a leading provider of capital and financial services; and Edison Enterprises, the retail business arm of Edison International. EME and Edison Capital have domestic and foreign projects, primarily in Europe and Asia.
     SCE currently operates in a highly regulated environment in which it has an obligation to deliver electric service to customers in return for an exclusive franchise within its service territory. This regulatory environment is changing, as further discussed in Note 2 to the Consolidated Financial Statements. EME operates predominantly in one industry segment: independent, electric power generation. EME's domestic projects generally sell power to a limited number of electric utilities under long-term (15 to 30 years) contracts. EME's plants are located in different geographic areas, which mitigates the effects of regional markets, economic down-turns or unusual weather conditions.

                       EDISON INTERNATIONAL AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NUCLEAR

The CPUC authorized rate phase-in plans to defer the collection of $200 million in revenue for each unit at the Palo Verde Nuclear Generating Station during the first four years of operation and recover the deferred revenue (including interest) evenly over the following six years. The phase-in plans ended in February 1996, September 1996 and January 1998 for Units 1, 2 and 3, respectively.
     Under federal law, SCE is liable for its share of the estimated costs to decommission three federal nuclear enrichment facilities (based on purchases). These costs, which will be paid over 15 years, are recorded as a fuel cost and recovered through non-bypassable customer rates.
     In 1992, SCE discontinued operation of San Onofre Nuclear Generating Station Unit 1, after the CPUC approved a settlement agreement between SCE and the CPUC's Office of Ratepayer Advocates (ORA) to discontinue operation of Unit 1 because operation of the unit was no longer cost-effective. As part of the agreement, SCE recovered its remaining investment over a four-year period ending August 1996, earning an 8.98% rate of return.
     In 1994, the CPUC authorized accelerated recovery of SCE's nuclear plant investments by $75 million per year, with a corresponding deceleration in recovery of its transmission and distribution assets through revised depreciation estimates over their remaining useful lives.
     In April 1996, the CPUC authorized a further acceleration of the recovery of SCE's remaining investment of $2.6 billion in San Onofre Units 2 and 3. The accelerated recovery will continue through December 2001, earning a 7.35% fixed rate of return. Operating costs, including nuclear fuel and nuclear fuel financing costs, and incremental capital expenditures at San Onofre Units 2 and 3 are recovered through an incentive pricing plan which allows SCE to receive about 4CENTS per kilowatt-hour through 2003. Any differences between these costs and the incentive price will flow through to the shareholders. Beginning January 1, 1998, the accelerated plant recovery and the incentive pricing plan became part of the CTC mechanism. Beginning in 2004, SCE will be required to share equally with ratepayers the net benefits received from operation of the units.
     In January 1997, the CPUC authorized a further acceleration of the recovery of its remaining investment of $1.2 billion in Palo Verde Units 1, 2 and 3. The accelerated recovery will continue through December 2001, earning a 7.35% fixed rate of return. The accelerated plant recovery, as well as operating costs, including nuclear fuel and nuclear fuel financing costs, and incremental capital expenditures, are subject to balancing account treatment through 2001. Beginning January 1, 1998, the balancing account became part of the CTC mechanism. The existing nuclear unit incentive procedure will continue only for purposes of calculating a reward for performance of any unit above an 80% capacity factor for a fuel cycle. Beginning in 2002, SCE will be required to share equally with ratepayers the net benefits received from operation of Palo Verde.

PROPERTY AND PLANT

Plant additions, including replacements and betterments, are capitalized. Such costs for utility property include direct material and labor, construction overhead and an allowance for funds used during construction (AFUDC). AFUDC represents the estimated cost of debt and equity funds that finance utility-plant construction. AFUDC is capitalized during plant construction and reported in current earnings. AFUDC is recovered in rates through depreciation expense over the useful life of the related asset. Depreciation of utility plant is computed on a straight-line, remaining-life basis.
     Replaced or retired property and removal costs less salvage are charged to the accumulated provision for depreciation. Depreciation expense stated as a percent of average original cost of depreciable utility plant was 5.2% for 1997, 4.2% for 1996 and 3.6% for 1995.
     Nonutility property is capitalized at cost, including interest incurred on borrowed funds that finance construction. Depreciation of nonutility properties is primarily computed on a straight-line basis over their estimated useful lives. Depreciation expense stated as a percent of average original cost of depreciable nonutility property was, on a composite basis, 3.2% for 1997, 3.9% for 1996 and 3.8% for 1995.
     During the third quarter of 1997, SCE discontinued accounting for its investment in generation facilities using accounting principles applicable to rate-regulated enterprises and began accounting for such investment using GAAP applicable to enterprises in general. The carrying value of such investment was unaffected by this change.

RECLASSIFICATIONS
Certain prior-year amounts were reclassified to conform to the December 31, 1997, financial statement presentation.

REGULATORY BALANCING ACCOUNTS
Prior to January 1, 1998, the differences between CPUC-authorized and actual base-rate revenue from kilowatt-hour sales and CPUC-authorized and actual energy costs were accumulated in balancing accounts until they were refunded to, or recovered from, utility customers through authorized rate adjustments (with interest). Beginning January 1, 1998, the difference between generation-related revenue and generation-related costs is being accumulated in a transition cost balancing account. These transition costs are being recovered from utility customers (with interest) through the CTC through 2001. Income tax effects on all balancing account changes are deferred.
     In January 1997, in compliance with the new restructuring legislation, overcollections in the kilowatt-hour sales and energy cost balancing accounts at December 31, 1996, were transferred to an interim balancing account and were credited to the transition cost balancing account beginning in January 1998.

RESEARCH, DEVELOPMENT AND DEMONSTRATION (RD&D)
SCE capitalizes RD&D costs that are expected to result in plant construction. If construction does not occur, these costs are charged to expense. RD&D expenses are recorded in a balancing account and, at the end of the rate-case cycle, any authorized but unspent RD&D funds are refunded to customers. RD&D expenses were $39 million in 1997, $21 million in 1996 and $28 million in 1995.

                       EDISON INTERNATIONAL AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REVENUE
Electric utility revenue includes amounts for services rendered but unbilled at the end of each year.

NOTE 2. REGULATORY MATTERS
-------------------------------------------------------------------------------

CALIFORNIA ELECTRIC UTILITY INDUSTRY RESTRUCTURING
-------------------------------------------------------------------------------

RESTRUCTURING LEGISLATION -- In September 1996, the State of California enacted legislation to provide a transition to a competitive market structure. The legislation substantially adopted the CPUC's December 1995 restructuring decision by addressing stranded-cost recovery for utilities and providing a certain cost-recovery time period for the transition costs associated with utility-owned generation-related assets. Transition costs related to power-purchase contracts would be recovered through the terms of their contracts while most of the remaining transition costs would be recovered through 2001. The legislation also included provisions to finance a portion of the stranded costs that residential and small commercial customers would have paid between 1998 and 2001, which would allow SCE to reduce rates by at least 10% to these customers, beginning January 1, 1998. The financing would occur with securities issued by the California Infrastructure and Economic Development Bank, or an entity approved by the Bank. The legislation included a rate freeze for all other customers, including large commercial and industrial customers, as well as provisions for continued funding for energy conservation, low-income programs and renewable resources. Despite the rate freeze, SCE expects to be able to recover its revenue requirement during the 1998 - 2001 transition period. In addition, the legislation mandated the implementation of the CTC that provides utilities the opportunity to recover costs made uneconomic by electric utility restructuring. Finally, the legislation contained provisions for the recovery (through 2006) of reasonable employee-related transition costs, incurred and projected, for retraining, severance, early retirement, outplacement and related expenses.

RATE REDUCTION NOTES -- In May 1997, SCE filed an application with the CPUC requesting approval of the issuance of an aggregate amount of up to $3 billion of rate reduction notes in one or more series or classes and a 10% rate reduction for the period from January 1, 1998, through March 31, 2002. At the same time, SCE filed an application with the California Infrastructure and Economic Development Bank for approval to issue the notes. Residential and small commercial customers will repay the notes over the expected 10-year term through non-bypassable charges based on electricity consumption. In December 1997, after receiving approval from both the CPUC and the Infrastructure Bank, a limited liability company created by SCE issued approximately $2.5 billion of these notes. For further details, see the discussion under Long-Term Debt in Note 3 to the Consolidated Financial Statements.

CPUC RESTRUCTURING DECISION -- The CPUC's December 1995 decision on restructuring California's electric utility industry started the transition to a new market structure, which is expected to provide competition and customer choice and is scheduled to begin March 31, 1998. Key elements of the CPUC's restructuring decision included: creation of an independent power exchange (PX) and independent system operator (ISO); availability of direct customer access and customer choice; performance-based ratemaking (PBR) for those utility services not subject to competition; voluntary divestiture of at least 50% of utilities' gas-fueled generation, and implementation of the CTC.

RATE-SETTING -- In December 1996, SCE filed a more comprehensive plan (elaborating on its July 1996 filing related to the conceptual aspects of separating costs as requested by CPUC and FERC directives) for the functional unbundling of its rates for electric service, beginning January 1, 1998. In response to CPUC and FERC orders, as well as the new restructuring legislation, this filing addressed the implementation-level detail for the functional unbundling of rates into separate charges for energy, transmission, distribution, the CTC, public benefit programs and nuclear decommissioning. The transmission component of this rate unbundling process was addressed at the FERC through a March 1997 filing. In December 1997, the FERC approved these rates, subject to refund, to be effective on the date the ISO begins operation. CPUC hearings on SCE's rate unbundling (also known as rate-setting) plan were concluded in April 1997. In August 1997, the CPUC issued a decision which adopted the methodology for determining CTC residually (see CTC discussion below) and adopted SCE's revenue requirement components for public benefit programs and nuclear decommissioning. The decision also adjusted SCE's proposed distribution revenue requirement by reallocating $76 million of the amount annually to other functions such as generation and transmission. Under the decision, SCE will be able to recover most of the reallocated amount through market revenue, other rate-making mechanisms after petitioning the CPUC to modify its prior decisions, or another review process later in its divestiture proceeding.

PX AND ISO -- In April 1996, SCE, Pacific Gas & Electric Company and San Diego Gas & Electric Company filed a proposal with the FERC regarding the creation of the PX and the ISO. In November 1996, the FERC conditionally accepted the proposal and directed the three utilities, the ISO, and the PX to file more specific information. The filing was made in March 1997, and included SCE's proposed transmission revenue requirement. On October 29, 1997, the FERC gave conditional, interim authorization for operation of the PX and ISO to begin on January 1, 1998. The FERC stated it would closely monitor the PX and ISO, require further studies and make modifications, where necessary. A comprehensive review will be performed by the FERC after three years of operation of the PX and ISO. On December 22, 1997, the PX and ISO governing boards announced a delay in the planned start-up of the PX and ISO due to insufficient testing of operational, settlement and billing systems. The PX and ISO are now expected to begin operation by March 31, 1998.
     In July 1996, the three utilities jointly filed an application with the CPUC requesting approval to establish a restructuring trust which would obtain loans up to $250 million for the development of the ISO and PX through January 1, 1998. The loans are backed by utility guarantees; SCE's share was 45%, or $113 million. In August 1996, the CPUC issued an interim order establishing the restructuring trust and the funding level of $250 million, which has

                       EDISON INTERNATIONAL AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

been used to build the hardware and software systems for the ISO and PX. The ISO and PX will repay the trust's loans and recover funds from future ISO and PX customers. In November 1997, the CPUC approved a petition jointly filed by the three utilities which requested an increase in the loan guarantees from $250 million to $300 million; SCE's share of this new total is $135 million. In December 1997, the CPUC approved a remaining item with respect to the petition which requested that the one-time restructuring implementation charge, to be paid to the PX by the utilities, be deemed a non-bypassable charge to be recovered from all retail customers. The amount of the PX charge is $85 million; SCE's share is 45%, or $38 million.

DIRECT CUSTOMER ACCESS -- In May 1997, the CPUC issued a decision describing how all California investor-owned-utility customers will be able to choose who will provide them with electric generation service beginning January 1, 1998. On December 30, 1997, the CPUC issued a decision delaying direct access until March 31, 1998, due to operational delays in the start-up of the PX and ISO. On this date, customers will be able to choose to remain utility customers with bundled electric service from SCE (which will purchase its power through the PX), or choose direct access, which means the customer can contract directly with either independent power producers or retail electric service providers such as power brokers, marketers and aggregators. Additionally, all investor-owned-utility customers must pay the CTC whether or not they choose to buy power through SCE. Electric utilities will continue to provide the core distribution service of delivering energy through its distribution system regardless of a customer's choice of electricity supplier. The CPUC will continue to regulate the prices and service obligations related to distribution services. If the new competitive market cannot accommodate the volume of direct access transactions, the CPUC could implement a contingency plan. However, the CPUC believes it is likely that interest in and migration to direct access will be gradual.

REVENUE CYCLE SERVICES -- A decision issued by the CPUC in May 1997, introduces customer choice to metering, billing and related services (referred to as revenue cycle services) that are now provided by California's investor-owned utilities. Under this revenue cycle services unbundling decision, beginning in January 1998, direct access customers may choose to have either SCE or their electric generation service provider render consolidated (energy and distribution) bills, or they may choose to have separate billings from each service provider. However, not all electric generation service providers will necessarily offer each billing option. In addition, beginning in January 1998, customers with maximum demand above 20 kW (primarily industrial and large commercial) can choose SCE or any other supplier to provide their metering service. All other customers will have this option beginning in January 1999. In determining whether any credit should be provided by the utility to firms providing customers with revenue cycle services, and the amount of any such credit, the CPUC has indicated that it is appropriate to net the cost incurred by the utility and the cost avoided by the utility as a result of such services being provided by the other firm rather than by the utility.

PBR -- In 1993, SCE filed for a PBR mechanism to determine most of its revenue (excluding fuel). The filing was subsequently divided between transmission and distribution (T&D) and power generation.
     In September 1996, the CPUC adopted a non-generation or T&D PBR mechanism for SCE which began on January 1, 1997. According to the CPUC, beginning in 1998 (coincident with the initiation of the competitive market), the transmission portion is to be separated from non-generation PBR and subject to ratemaking under the rules of the FERC. The distribution-only PBR will extend through December 2001. Key elements of the non-generation PBR include: T&D rates indexed for inflation based on the Consumer Price Index less a productivity factor; elimination of the kilowatt-hour sales adjustment; adjustments for cost changes that are not within SCE's control; a cost of capital trigger mechanism based on changes in a bond index; standards for service reliability and safety; and a net revenue-sharing mechanism that determines how customers and shareholders will share gains and losses from T&D operations.
     With the CPUC's 1995 restructuring decision and the passage of restructuring legislation in 1996, the majority of power generation ratemaking (primarily fossil-fueled and nuclear) was assigned to other mechanisms. In April 1997, a CPUC interim order determined that the proposed structure of the fossil-fueled plants' must-run contracts were under the FERC's jurisdiction. On October 31, 1997, SCE filed must-run tariff schedules with the FERC covering its six ISO-designated must-run plants. In the meantime, SCE is pursuing the divestiture of these plants (see Divestiture discussion below) and might not ever itself provide service under these FERC tariff schedules.
     In December 1997, the CPUC adopted a PBR-type rate-making mechanism for SCE's hydroelectric plants. The mechanism sets the hydroelectric revenue requirement in 1998 and establishes a formula for extending it through the duration of the electric industry restructuring transition period, or until market valuation of the hydroelectric facilities, whichever occurs first.
The mechanism provides that power sales revenue from hydroelectric facilities in excess of the hydroelectric revenue requirement be credited against the costs to transition to a competitive market (see CTC discussion below).

DIVESTITURE -- In November 1996, SCE filed an application with the CPUC to voluntarily divest, by auction, all 12 of its oil- and gas-fueled generation plants. This application builds on SCE's March 1996 plan, which outlined how SCE proposed to divest 50% of these assets. Under the new proposal, SCE would continue to operate and maintain the divested power plants for at least two years following their sale, as mandated by the restructuring legislation enacted in September 1996. In addition, SCE would offer workforce transition programs to those employees who may be impacted by divestiture-related job reductions. SCE's proposal is contingent on the overall electric industry restructuring implementation process continuing on a satisfactory path. In September 1997, the CPUC approved SCE's proposal to auction the 12 plants.
     On December 1, 1997, SCE filed a compliance filing with the CPUC stating that it had sold 10 plants. On December 16, 1997, the CPUC approved the sale of the 10 plants. On February 6, 1998, SCE filed a compliance filing with the CPUC regarding the sale of

                       EDISON INTERNATIONAL AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


an 11th plant. CPUC approval of the sale is expected before March 31, 1998. The total sales price of the 11 plants is $1.1 billion, or 2.16 times their combined book value of $531 million. Net proceeds of the sales will be used to reduce stranded costs, which otherwise were expected to be collected through the CTC mechanism. The transfer of ownership of the 11 plants is expected to occur shortly before the start of the new competitive market, which the PX and ISO currently expect to occur on March 31, 1998. The sale and CPUC approval of the single remaining plant is expected to be completed in early 1998.

CTC -- The CTC applies to all customers who were using or began using utility services on or after the CPUC's December 20, 1995, decision date. In August 1996, in compliance with the CPUC's restructuring decision, SCE filed its application to estimate its 1998 transition costs. In October 1996, SCE amended its transition cost filing to reflect the effects of the legislation enacted in September 1996. Under the rate freeze codified in the legislation, the CTC will be determined residually (i.e., after subtracting other cost components for the PX, T&D, nuclear decommissioning and public benefit programs). Nevertheless, the CPUC directed that the amended application provide estimates of SCE's potential transition costs from 1998 through 2030. SCE provided two estimates between approximately $13.1 billion (1998 net present value) assuming the fossil plants have a market value equal to their net book value, and $13.8 billion (1998 net present value) assuming the fossil plants have no market value. These estimates are based on incurred costs, forecasts of future costs and assumed market prices.
However, changes in the assumed market prices could materially affect these estimates. The potential transition costs are comprised of: $7.5 billion from SCE's qualifying facilities (QF) contracts, which are the direct result of prior legislative and regulatory mandates; and $5.6 billion to $6.3 billion from costs pertaining to certain generating plants (successful completion of the sale of SCE's gas-fired generating plants would reduce this estimate of transition costs for SCE-owned generation to less than $5 billion) and regulatory commitments consisting of costs incurred (whose recovery has been deferred by the CPUC) to provide service to customers.
Such commitments include the recovery of income tax benefits previously flowed through to customers, postretirement benefit transition costs, accelerated recovery of San Onofre Units 2 and 3 and the Palo Verde units (as discussed in Note 1 to the Consolidated Financial Statements), and certain other costs. In February 1997, SCE filed an update to the CTC filing to reflect approval by the CPUC of settlements regarding ratemaking for SCE's share of Palo Verde and the buyout of a power purchase agreement, as well as other minor data updates. No substantive changes in the total CTC estimates were included. This issue has been separated into two phases; Phase 1 addresses the rate-making issues and Phase 2 the quantification issues.
     A decision on Phase 1 was issued in June 1997, which, among other things, required the establishment of a transition cost balancing account and annual transition cost proceedings, set a market rate forecast for 1998 transition costs, and required that generation-related regulatory assets be amortized ratably over a 48-month period. Hearings on Phase 2 were held in May and June 1997 and a final decision was issued on November 19, 1997. The Phase 2 decision established the calculation methodologies and procedures for SCE to collect its transition costs from 1998 through the end of the rate freeze. The Phase 2 decision also reduced SCE's authorized rate of return on certain assets eligible for transition cost recovery (primarily fossil- and hydroelectric-generation related assets) beginning July 1997, five months earlier than anticipated. The decision, excluding the effects of other rate actions, had a negative impact on 1997 earnings of approximately 4 CENTS per share. SCE has filed an application for rehearing on the 1997 rate of return issue.

ACCOUNTING FOR GENERATION-RELATED ASSETS -- If the CPUC's electric industry restructuring plan is implemented as outlined above, SCE would be allowed to recover its CTC through non-bypassable charges to its distribution customers (although its investment in certain generation assets would be subject to a lower authorized rate of return).
     As previously reported, from November 1996 to July 1997, SCE and the other major California electric utilities were engaged in discussions with the Securities and Exchange Commission staff regarding the proper application of regulatory accounting standards in light of the electric industry restructuring legislation enacted by the State of California in September
1996 and the CPUC's electric industry restructuring plan. This issue was placed on the agenda of the EITF during April 1997 and a final consensus was reached at the July EITF meeting. During the third quarter of 1997, SCE implemented the EITF consensus and discontinued application of accounting principles for rate-regulated enterprises for its investment in generation facilities.
     However, implementation of the EITF concensus did not require SCE to write off any of its generation-related assets, including regulatory assets of approximately $600 million at December 31, 1997. SCE has retained these assets on its balance sheet because the legislation and restructuring plan referred to above make probable their recovery through a CTC to distribution customers. These regulatory assets relate primarily to the recovery of accelerated income tax benefits previously flowed through to customers, purchased power contract termination payments, unamortized losses on reacquired debt, and the recovery of amounts deferred under the Palo Verde rate phase-in plan. The consensus reached by the EITF also permits the recording of new generation-related regulatory assets during the transition period that are probable of recovery through the CTC mechanism.
     If during the transition period events were to occur that made the recovery of these generation-related regulatory assets no longer probable, SCE would be required to write off the remaining balance of such assets as a one-time, non-cash charge against earnings. If such a write-off were to be required, SCE believes that it should not affect the recovery of stranded costs provided for in the legislation and restructuring plan.
     Although depreciation-related differences could result from applying a regulatory prescribed depreciation method (straight-line, remaining-life method) rather than a method that would have been applied absent the regulatory process, SCE believes that the depreciable lives of its generation-related assets would not vary significantly from that of an unregulated enterprise, as the CPUC bases depreciable lives on periodic studies that reflect the physical

                       EDISON INTERNATIONAL AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


useful lives of the assets. SCE also believes that any depreciation-related differences would be recovered through the CTC.
     If events occur during the restructuring process that result in all or a portion of the CTC being improbable of recovery, SCE could have additional write-offs associated with these costs if they are not recovered through another regulatory mechanism. At this time, SCE cannot predict what other revisions will ultimately be made during the restructuring process in subsequent proceedings or implementation phases, or the effect, after the transition period, that competition will have on its results of operations or financial position.

FERC RESTRUCTURING DECISION
In April 1996, the FERC issued its decision on stranded-cost recovery and open access transmission, effective July 1996. The decision, reaffirmed by the FERC in its March and November 1997 orders, requires all electric utilities subject to the FERC's jurisdiction to file transmission tariffs which provide competitors with increased access to transmission facilities for wholesale transactions and also establishes information requirements for the transmission utility. The decision also provides utilities with the opportunity to recover stranded costs associated with existing wholesale customers, retail-turned-wholesale customers and retail wheeling when the state regulatory body does not have authority to address retail stranded costs. Even though the CPUC is currently addressing stranded-cost recovery through the CTC proceedings, the FERC has also asserted primary jurisdiction over the recovery of stranded costs associated with retail-turned-wholesale customers, such as a new municipal electric system or a municipal annexation. However, the FERC did clarify that it does not intend to prevent or interfere with a state's authority and that it has discretion to defer to a state stranded-cost-calculation method. In January 1997, the FERC accepted the open access transmission tariff SCE filed in compliance with the April 1996 decision. The rates included in the tariff are being collected subject to refund. In May 1997, SCE filed a revised open access tariff to reflect the few revisions set forth in the March 1997 order. The open access transmission tariff will be terminated on the date the ISO begins operation.

CANADIAN GAS CONTRACTS
In 1994, SCE filed its testimony in the non-QF phase of the 1994 Energy Cost Adjustment Clause proceeding. In 1995, the ORA filed its report on the reasonableness of SCE's gas supply costs for both the 1993 and 1994 record periods. The report recommended a disallowance of $13 million for excessive costs incurred from November 1993 through March 1994 associated with SCE's Canadian gas purchase and supply contracts. The report requested that the CPUC defer finding SCE's Canadian supply and transportation agreements reasonable for the duration of their terms and that the costs under these contracts be reviewed on a yearly basis. In 1996, the ORA issued its report for the 1995 record period recommending a $38 million disallowance for excessive costs incurred from April 1994 through March 1995. Both proposed disallowances were later consolidated into one proceeding. On December 3, 1997, the CPUC approved a settlement agreement between SCE and the ORA on this and any future issues, which will result in a $61 million (including interest) refund to SCE's customers. This refund is fully reflected in the financial statements and will be made in first quarter 1998.

MOJAVE COGENERATION CONTRACT
In 1991, SCE filed its testimony in the QF phase of the 1991 Energy Cost Adjustment Clause proceeding. In 1993, the ORA filed its report on the reasonableness of SCE's QF contracts and alleged that SCE had imprudently renegotiated a QF contract with the Mojave Cogeneration Company. The report recommended a disallowance of $32 million (1993 net present value) over the contract's 20-year life. Subsequently, SCE and the ORA reached a settlement where SCE agreed to a one-time reduction to its energy cost adjustment clause balancing account of $14 million plus interest. In October 1996, the CPUC approved the settlement agreement, subject to SCE and the ORA accepting certain conditions concerning the way the $14 million payment would be reflected in rates. After reviewing the decision, SCE declined to accept the condition proposed by the CPUC and in November 1996 filed an application for rehearing. In February 1997, the CPUC denied SCE's application. Because SCE and the ORA were unable to finalize their settlement, hearings on the ORA's disallowance recommendations were held in June 1997. During the hearings, the ORA presented testimony to update its assessment of ratepayer harm, which it now estimates to be $45 million (1997 net present value) over the contract's life. In November 1997, a CPUC administrative law judge (ALJ) issued a proposed decision which would adopt the ORA's $45 million disallowance. In January 1998, the CPUC withdrew the ALJ's proposed decision pending oral arguments. Oral arguments were heard on February 4, 1998, at which time SCE requested an alternate proposed decision be issued. SCE expects this matter to be returned to the CPUC's agenda in the near future and a final decision to be issued during second quarter 1998. SCE cannot predict the final outcome of this matter but does not believe it will materially affect its results of operations.

NOTE 3. FINANCIAL INSTRUMENTS
-------------------------------------------------------------------------------

CASH EQUIVALENTS
Cash and equivalents include tax-exempt investments ($949 million at December 31, 1997, and $376 million at December 31, 1996), and time deposits and other investments ($958 million at December 31, 1997, and $521 million at December 31, 1996) with maturities of three months or less.

DERIVATIVE FINANCIAL INSTRUMENTS
Edison International's risk management policy allows the use of derivative financial instruments to manage financial exposure on its investments and fluctuations in interest rates, but prohibits the use of these instruments for speculative or trading purposes.
     Edison International uses the hedge accounting method to record its derivative financial instruments, except for gas call options. Hedge accounting requires an assessment that the transaction reduces risk, that the derivative be designated as a hedge at the inception of the derivative contract, and that the changes in the market value of a hedge move in an inverse direction to the item being hedged. Under hedge accounting, the derivative itself is not recorded on Edison International's balance sheet. Mark-to-market

                       EDISON INTERNATIONAL AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


accounting would be used if the hedge accounting criteria were not met. Interest rate differentials and amortization of premiums for interest rate caps are recorded as adjustments to interest expense. If the derivatives were terminated before the maturity of the corresponding debt issuance, the realized gain or loss on the transaction would be amortized over the remaining term of the debt.
     SCE uses the mark-to-market accounting method for its gas call options. Gains and losses from monthly changes in market prices are recorded as income or expense. However, the costs of the options and the market price changes are recovered through the transition cost balancing account. As a result, the mark-to-market gains or losses have no effect on earnings.
     Projects in the United Kingdom sell their energy and capacity through a centralized electricity pool, which establishes a half-hourly clearing price for electrical energy. The pool price is extremely volatile, and can vary by a factor of 10 or more over the course of a few hours due to large differentials in demand according to the time of day. First Hydro mitigates a portion of the market risk of the pool by entering into electricity rate swap agreements, related to either the selling or purchase price of power. These contracts can be sold in two structures: one-way contracts, where a specified monthly amount is received in advance and difference payments are made when pool prices rise above the price specified in the contract, and two-way contracts, where First Hydro is paid when pool prices fall below the contract price instead of a specified monthly amount. These contracts attempt to stabilize production revenue or purchasing costs by removing an element of First Hydro's net exposure to pool price volatility.
     Loy Yang B sells their electrical energy through a centralized electricity pool, which provides for a system of generator bidding, central dispatch and a settlement system based on a clearing market for each half-hour of every day. To mitigate the exposure to price volatility of the electricity traded in the pool, Loy Yang B has entered into a number of financial hedges. Between May 1997 and December 2000, approximately 53% to 64% of the plant output sold is hedged under vesting contracts, with the remainder of the plant capacity hedged under the state hedge described below. Vesting contracts set base strike prices at which the electricity will be traded, and the parties to the agreement make payments, calculated based on the difference between the price in the contract and the half-hourly pool clearing price for the element of power under the contract. These contracts can be sold as one-way or two-way contracts, which are similar to the electricity rate swap agreements described above. These contracts are accounted for as electricity rate swap agreements. The state hedge is a long-term contractual agreement based upon a fixed price commencing in May 1997 and terminating in October 2016.
     Interest rate swaps, collars and caps are used to reduce the potential impact of interest rate fluctuations on floating-rate long-term debt. SCE's interest rate swap agreement requires the parties to pledge collateral according to bond rating and market interest rate changes. At December 31, 1997, SCE had pledged $19 million as collateral due to a decline in market interest rates. SCE is exposed to credit loss in the event of nonperformance by the counterparty to the agreement, but does not expect the counterparty to fail to meet its obligation.
     Edison International is subject to concentrations of credit risk as the result of elements involved in EME's financial instruments and power-sales contracts. Credit risk relates to the risk of loss that EME would incur as a result of nonperformance by counterparties (major financial institutions and domestic and foreign utilities) under their contractual obligations. EME attempts to mitigate this risk by contracting with counterparties that have a strong capacity to meet their contractual obligations and by monitoring their credit quality. In addition, EME seeks to secure long-term power-sales contracts for its projects that are expected to result in adequate cash flow under a wide range of economic and operating circumstances. To accomplish this, EME attempts to structure its long-term contracts so that fluctuations in fuel costs will produce similar fluctuations in electric and/or steam revenue by entering into long-term fuel supply and transportation agreements. Accordingly, EME does not anticipate a material effect on its results of operations or financial condition as a result of counterparty nonperformance.
     Edison International had the following interest rate hedges:


                                               DECEMBER 31,
                           ---------------------------------------------------
                                    1997                           1996
                           -----------------------          -------------------
                           NOTIONAL       CONTRACT          NOTIONAL   CONTRACT
IN MILLIONS                 AMOUNT         EXPIRES           AMOUNT     EXPIRES
-------------------------------------------------------------------------------
SWAPS:
     Fixed to variable       $441      1999 - 2008           $245   1999 - 2002
     Variable to fixed        858      1998 - 2007            440   1997 - 2008

COLLAR:
     Variable to fixed       $ 77             1999             --            --

CAP:
     Variable to fixed         --               --           $ 30          1997


     At December 31, 1997, SCE had gas call options valued at $34 million. These options mitigate SCE's exposure to increases in natural gas prices. Increases in natural gas prices tend to increase the price of electricity purchased from the PX. The options cover various periods from 1998 through 2001.

FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair values of financial instruments were:

                                                DECEMBER 31,
                              -------------------------------------------------
                                     1997                         1996
                              --------------------          -------------------
                               COST           FAIR           COST          FAIR
INSTRUMENT (IN MILLIONS)      BASIS          VALUE          BASIS         VALUE
-------------------------------------------------------------------------------
FINANCIAL ASSETS:
Decommissioning trusts       $1,371         $1,831         $1,217        $1,486
Electricity rate swaps           --             77             --            27
Equity investments                9             90             11            68
Gas call options                 34             34             --            --

FINANCIAL LIABILITIES:
DOE decommissioning and
 decontamination fees        $   50         $   43         $   54        $   45
Interest rate hedges             --             92             --            34
Long-term debt                8,871          9,618          7,475         7,712
Preferred securities
subject to mandatory
redemption                      425            451            425           445


                       EDISON INTERNATIONAL AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Financial assets are carried at their fair value based on quoted market prices for decommissioning trusts and equity investments and on financial models for gas call options and electricity rate swaps. Financial liabilities are recorded at cost. Financial liabilities' fair values are based on: termination costs for the interest rate swaps; brokers' quotes for long-term debt, preferred stock and the interest rate collar and cap; and discounted future cash flows for U.S. Department of Energy (DOE) decommissioning and decontamination fees. Due to their short maturities, amounts reported for cash equivalents and short-term debt approximate fair value.
     Gross unrealized holding gains on financial assets were:


IN MILLIONS                DECEMBER 31,       1997           1996
-----------------------------------------------------------------
Decommissioning trusts:
Municipal bonds                               $131           $ 79
Stocks                                         190            138
U.S. government issues                          91             39
Short-term and other                            48             13
                                              ----           ----
                                               460            269
Equity investments                              81             57
                                              ----           ----
Total                                         $541           $326
                                              ----           ----
                                              ----           ----

     There were no unrealized holding losses on financial assets for the years presented.

INVESTMENTS

Net unrealized gains (losses) in equity investments are recorded as a separate component of shareholders' equity under the caption: Unrealized gain in equity investments - net. Unrealized gains and losses on decommissioning trust funds are recorded in the accumulated provision for decommissioning.
  All investments are classified as available-for-sale.

LONG-TERM DEBT
California law prohibits SCE from incurring or guaranteeing debt for its nonutility affiliates.
     Almost all SCE properties are subject to a trust indenture lien.
     SCE has pledged first and refunding mortgage bonds as security for borrowed funds obtained from pollution-control bonds issued by government agencies. SCE uses these proceeds to finance construction of pollution-control facilities. Bondholders have limited discretion in redeeming certain pollution-control bonds, and SCE has arranged with securities dealers to remarket or purchase them if necessary.
     Debt premium, discount and issuance expenses are amortized over the life of each issue. Under CPUC rate-making procedures, debt reacquisition expenses are amortized over the remaining life of the reacquired debt or, if refinanced, the life of the new debt.
     Commercial paper intended to be refinanced for a period exceeding one year and used to finance nuclear fuel scheduled to be used more than one year after the balance sheet date is classified as long-term debt.
     Long-term debt maturities and sinking-fund requirements for the next five years are: 1998--$848 million; 1999--$670 million; 2000--$719 million;
2001--$728 million; and 2002--$635 million.
     In December 1997, SCE Funding LLC, a special purpose entity (SPE), of which SCE is the sole member, issued approximately $2.5 billion of rate reduction notes to Bankers Trust Company of California, as certificate trustee for the California Infrastructure and Economic Development Bank Special Purpose Trust SCE-1 (Trust), which is a special purpose entity established by the State of California. The terms of the rate reduction notes generally mirror the terms of the pass-through certificates issued by the Trust, which are known as rate reduction certificates. The proceeds of the rate reduction notes were used by the SPE to purchase from SCE an enforceable right known as transition property. Transition property is a current property right created pursuant to the restructuring legislation and a financing order of the CPUC and consists generally of the right to be paid a specified amount from a non-bypassable tariff levied on residential and small commercial customers. Notwithstanding the legal sale of the transition property by SCE to the SPE, the amounts reflected as assets on SCE's balance sheet have not been reduced by the amount of the transition property sold to the SPE, and the liabilities of the SPE for the rate reduction notes are for accounting purposes reflected as long-term liabilities on the consolidated balance sheet of SCE. SCE used the proceeds from the sale of the transition property to retire debt and equity securities.
     The rate reduction notes have maturities ranging from one to 10 years, and bear interest at rates ranging from 5.98% to 6.42%. The rate reduction notes are secured solely by the transition property and certain other assets of the SPE, and there is no recourse to SCE or Edison International.
     Although the SPE is consolidated with SCE in the financial statements, as required by generally accepted accounting principles, the SPE is legally separate from SCE, the assets of the SPE are not available to creditors of SCE or Edison International, and the transition property is legally not an asset of SCE or Edison International.
     Long-term debt consisted of:


IN MILLIONS                  DECEMBER 31,    1997           1996
-----------------------------------------------------------------
First and refunding mortgage bonds:
     1998--2026 (5.45% to 8.375%)           $1,825         $2,725
Rate reduction notes:
     1998--2007 (5.98% to 6.42%)             2,463             --
Pollution-control bonds:
     1999--2027 (5.4% to 7.2% and variable)  1,202          1,204
Funds held by trustees                          (2)            (2)
Debentures and notes:
     1997--2026 (5% to 20% and variable)     4,028          3,891
Subordinated debentures:
     2044 (8.375%)                             100            100
Commercial paper for nuclear fuel               92            112
Capital lease obligation                        68             91
Current portion of capital lease obligation    (20)           (19)
Long-term debt due within one year            (848)          (573)
Unamortized debt discount - net                (37)           (54)
                                            ------         ------
Total                                       $8,871         $7,475
                                            ------         ------
                                            ------         ------

     On January 30, 1998, SCE redeemed $125 million of 8.375% first and refunding mortgage bonds, due 2017. Also, on January 30, 1998, a wholly owned financing subsidiary of SCE redeemed $200 million of 7.375% notes, due 2003.

                       EDISON INTERNATIONAL AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


SHORT-TERM DEBT
Short-term debt consisted of:


IN MILLIONS                   DECEMBER 31,    1997           1996
-----------------------------------------------------------------
Commercial paper                              $415          $ 470
Other short-term debt                            8            167
Amount reclassified as long-term               (92)          (237)
Unamortized discount                            (1)            (3)
                                              ----          -----
Total                                         $330          $ 397
                                              ----          -----
                                              ----          -----
Weighted-average interest rate                 6.0%           5.6%


     At December 31, 1997, Edison International and its subsidiaries had $3.6 billion of borrowing capacity available. SCE had available lines of credit of $1.8 billion, with $1.3 billion for short-term debt and $500 million for the long-term refinancing of its variable-rate pollution-control bonds. The nonutility subsidiaries had lines of credit of $800 million available to finance general cash requirements. The parent company had available lines of credit totaling $1.0 billion. Edison International's unsecured revolving lines of credit are at negotiated or bank index rates with various expiration dates; the majority have five-year terms.

NOTE 4. EQUITY
------------------------------------------------------------------------------

The CPUC regulates SCE's capital structure, limiting the dividends it may pay Edison International. At December 31, 1997, SCE had the capacity to pay $1.4 billion in additional dividends and continue to maintain its authorized capital structure. These restrictions are not expected to affect Edison International's ability to meet its cash obligations.
     Edison International's authorized common stock is 800 million shares with no par value.
     Edison International purchased on the open market and retired the following amounts of common stock: in 1997--48,992,365 shares ($1.2 billion), in 1996--19,216,627 shares ($344 million) and in 1995--4,212,398 shares ($70 million).
     Under Edison International's long-term incentive compensation plan, it issued 232,612 shares ($4.9 million) in 1997, 133,131 shares ($2.4 million) in 1996 and 20,900 shares ($0.4 million) in 1995.
     SCE's authorized shares of preferred and preference stock are: $25 cumulative preferred--24 million; $100 cumulative preferred--12 million; and preference--50 million. All cumulative preferred stocks are redeemable. Mandatorily redeemable preferred stocks are subject to sinking-fund provisions. When preferred shares are redeemed, the premiums paid are charged to common equity.
     EME is a general partner and also owns, indirectly, the limited partner's share of Mission Capital L.P., which was formed solely for the purpose of holding parent company debentures. Mission Capital L.P. has 6 million authorized shares of cumulative preferred securities with a liquidation preference that obligates EME.
     Preferred stock redemption requirements for the next five years are:
1998 through 2001--zero and 2002--$105 million.
     Edison International subsidiaries' cumulative preferred securities consisted of:


                                                  DECEMBER 31, 1997
                                               ------------------------                DECEMBER 31,
DOLLARS IN MILLIONS,                           SHARES        REDEMPTION            -------------------
EXCEPT PER-SHARE AMOUNTS                       OUTSTANDING        PRICE            1997           1996
------------------------------------------------------------------------------------------------------
NOT SUBJECT TO MANDATORY REDEMPTION:
$25 PAR VALUE PREFERRED STOCK:
4.08% Series                                    1,000,000         $25.50           $ 25           $ 25
4.24                                            1,200,000          25.80             30             30
4.32                                            1,653,429          28.75             41             41
4.78                                            1,296,769          25.80             33             33
5.80                                            2,200,000          25.25             55             55
7.36                                                   --                            --            100
                                                                                   ----           ----
Total                                                                              $184           $284
                                                                                   ----           ----
                                                                                   ----           ----

SUBJECT TO MANDATORY REDEMPTION:
$25 PAR VALUE PREFERRED SECURITIES:
8.50% Series                                    2,500,000         $25.00           $ 63           $ 63
9.875                                           3,500,000          25.00             87             87
$100 PAR VALUE PREFERRED STOCK:
6.05% Series                                      750,000         100.00             75             75
6.45                                            1,000,000         100.00            100            100
7.23                                            1,000,000         100.00            100            100
                                                                                   ----           ----
Total                                                                              $425           $425
                                                                                   ----           ----
                                                                                   ----           ----

     In 1997, 4 million shares of Series 7.36% preferred stock were redeemed. In 1995, 750,000 shares of Series 7.58% preferred stock were redeemed and 2.5 million of Series 8.50% preferred securities were issued. There were no preferred stock issuances or redemptions in 1996.

NOTE 5. INCOME TAXES
-------------------------------------------------------------------------------

Edison International's subsidiaries will be included in its consolidated federal income tax and combined state franchise tax returns. Under income tax allocation agreements, each subsidiary calculates its owns tax liability.
     Income tax expense includes the current tax liability from operations and the change in deferred income taxes during the year. Investment tax credits are amortized over the lives of the related properties.

                     EDISON INTERNATIONAL AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The components of the net accumulated deferred income tax liability were:

IN MILLIONS               DECEMBER 31,           1997           1996
-------------------------------------------------------------------------------
DEFERRED TAX ASSETS:
Property-related                               $   227        $   247
Unrealized gains or losses                         273            201
Investment tax credits                             192            206
Regulatory balancing accounts                      180            298
Decommissioning-related                            114            208
Other                                              691            366
                                               -------        -------
Total                                          $ 1,677        $ 1,526
                                               -------        -------
DEFERRED TAX LIABILITIES:
Property-related                               $ 4,010        $ 4,345
Leveraged leases                                   623            534
Capitalized software costs                         127            122
Other                                              879            568
                                               -------        -------
Total                                          $ 5,639        $ 5,569
                                               -------        -------
Accumulated deferred income taxes-net          $ 3,962        $ 4,043
                                               -------        -------
                                               -------        -------
CLASSIFICATION OF ACCUMULATED DEFERRED
  INCOME TAXES:
Included in deferred credits                   $ 4,085        $ 4,283
Included in current assets                         123            240

     The current and deferred components of income tax expense were:

IN MILLIONS        YEAR ENDED DECEMBER 31, 1997         1996        1995
-------------------------------------------------------------------------------
CURRENT:
Federal                                  $  244        $ 325       $ 507
State                                        55          108         150
Foreign                                     103           39           7
                                         ------        -----       -----
                                            402          472         664
                                         ------        -----       -----
DEFERRED:
Accrued charges                             (33)         (14)          1
Asset basis adjustment                       18          (25)         12
Depreciation                                (26)          71          72
Investment and energy tax credits-net       (22)         (37)        (26)
Leveraged leases                             87           26          38
Loss carryforwards                          121          (41)        (37)
Nonutility special charges                   --            9         (21)
Pension reserves                             (5)          45          (3)
Rate phase-in plan                          (19)         (31)        (46)
Regulatory balancing accounts               141           34        (118)
State tax-privilege year                      2           18          (9)
Other                                      (167)         (21)        (35)
                                         ------        -----       -----
                                             97           34        (172)
                                         ------        -----       -----
Total income tax expense                 $  499        $ 506       $ 492
                                         ------        -----       -----
                                         ------        -----       -----

CLASSIFICATION OF INCOME TAXES:
Included in operating income             $  537        $ 563       $ 528
Included in other income                    (38)         (57)        (36)


     The composite federal and state statutory income tax rate was 40.551% for 1997 and 41.045% for 1996 and 1995.
     The federal statutory income tax rate is reconciled to the effective tax rate below:

YEAR ENDED DECEMBER 31,                1997           1996           1995
-------------------------------------------------------------------------------
Federal statutory rate                 35.0%          35.0%          35.0%
Capitalized software                   (0.8)          (0.8)          (0.8)
Depreciation and other                  5.9            7.3            5.1
Housing credits                        (4.3)          (3.6)          (2.7)
Investment and energy tax credits      (1.6)          (2.7)          (2.3)
State tax-net of federal deduction      6.3            6.2            5.6
                                       ----           ----           ----
Effective tax rate                     40.5%          41.4%          39.9%
                                       ----           ----           ----
                                       ----           ----           ----

NOTE 6. EMPLOYEE COMPENSATION AND BENEFIT PLANS
-------------------------------------------------------------------------------

STOCK OPTION PLANS

Under Edison International's Long-Term Incentive Compensation Plan, 8.2 million shares of common stock were reserved for potential issuance under various stock compensation programs to directors, officers and senior managers of Edison International and its affiliates. Under these programs, options on 4.4 million shares of Edison International common stock are currently outstanding to officers and senior managers of SCE. There were 3.2 million, 4.5 million, 5.4 million and 6.3 million shares reserved for future grant at December 31, 1997, 1996, 1995 and 1994, respectively.
     Each option may be exercised to purchase one share of Edison International common stock, and is exercisable at a price equivalent to the fair market value of the underlying stock at the date of grant. Edison International stock options include a dividend equivalent feature.
Generally, for options issued before 1994, amounts equal to dividends accrue on the options at the same time and at the same rate as would be payable on the number of shares of Edison International common stock covered by the options. The amounts accumulate without interest. For Edison International stock options issued subsequent to 1993, dividend equivalents are subject to reduction unless certain shareholder return performance criteria are met.
     Edison International stock options have a 10-year term with one-third of the total award vesting after each of the first three years of the award term. If an optionee retires, dies or is permanently and totally disabled during the three-year vesting period, the unvested options will vest and be exercisable to the extent of 1/36 of the grant for each full month of service during the vesting period. Unvested options of any person who has served in the past on the Edison International or SCE Management Committee will vest and be exercisable upon the member's retirement, death or permanent and total disability. Upon retirement, death or permanent and total disability, the vested options may continue to be exercised within their original terms by recipient or beneficiary. If an optionee is terminated other than by retirement, death or permanent and total disability, options which had vested as of the prior anniversary date of the grant are forfeited unless exercised within 180 days of the date of termination. All unvested options are forfeited on the date of termination.

                       EDISON INTERNATIONAL AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Edison International measures compensation expense related to stock-based compensation by the intrinsic value method. Compensation expense recorded under the stock-compensation program was $6 million, $9 million and $4 million for 1997, 1996 and 1995, respectively.
     Stock-based compensation expense under the fair-value method of accounting would have resulted in pro forma earnings of $696 million, $714 million and $737 million for 1997, 1996 and 1995, respectively, and in pro forma basic earnings per share of $1.74, $1.63 and $1.65 for 1997, 1996 and 1995, respectively.
     The fair value for each option granted, reflecting the basis for the above pro forma disclosures, was determined on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used in determining fair value with the model:

                                      1997                      1996
-------------------------------------------------------------------------------
Expected life                          7.0 years             7.0 years
Risk-free interest rate                6.3%-6.8%                  5.5%
Expected volatility                          17%                   17%


     The recognition of dividend equivalents results in no dividends assumed for purposes of fair-value determination. The application of fair-value accounting to calculate the pro forma disclosures above is not an indication of future income statement effects. The pro forma disclosures do not reflect the effect of fair-value accounting on stock-based compensation awards granted prior to 1995.
     A summary of the status of Edison International's stock options is as follows:

                                                                       WEIGHTED-AVERAGE
                                                             ------------------------------------
                              SHARE           EXERCISE       EXERCISE    FAIR VALUE     REMAINING
                            OPTIONS             PRICE           PRICE      AT GRANT          LIFE
-------------------------------------------------------------------------------------------------
Outstanding,
  Dec. 31, 1994           1,766,091      $ 16.00 - $ 24.44      $ 20.41                 6.9 years
Granted                     910,100        14.56 -   17.44        14.77     $ 6.92
Expired                      (9,930)       20.19 -   23.28        21.91
Forfeited                    (9,120)       14.56 -   21.94        19.74
Exercised                   (20,900)       17.38 -   17.75        17.64
                          ---------
Outstanding,
  Dec. 31, 1995           2,636,241      $ 14.56 - $ 24.44      $ 18.69                 7.0 years
Granted                   1,091,850        15.81 -   18.31        17.57     $ 6.27
Expired                     (18,394)       14.56 -   23.28        20.08
Forfeited                   (21,810)       14.56 -   20.19        16.24
Exercised                  (133,131)       14.56 -   23.28        18.19
                          ---------
Outstanding,
  Dec. 31, 1996           3,554,756      $ 14.56 - $ 24.44      $ 18.68                 7.0 years
Granted                   1,350,809        19.75 -   25.19        20.19     $ 7.62
Expired                          --                     --           --
Forfeited                   (33,599)       14.56 -   19.75        17.76
Exercised                  (460,300)       14.56 -   23.28        19.06
                          ---------
Outstanding,
  Dec. 31, 1997           4,411,666      $ 14.56 - $ 25.19      $ 18.76                 7.0 years

     The number of options exercisable and their weighted-average exercise prices at December 31, 1997, 1996 and 1995 were 3,218,189 at $18.48,
1,760,766 at $20.54 and 1,240,425 at $21.08, respectively.

PHANTOM STOCK OPTIONS

Phantom stock option performance awards have been developed for two affiliate companies, EME and Edison Capital, as part of the Edison International long-term incentive compensation program for senior management. Each phantom stock option may be exercised to realize any appreciation in the deemed value of one hypothetical share of EME or Edison Capital stock over exercise prices. Exercise prices for EME and Edison Capital phantom stock are escalated on an annually compounded basis over the grant price by 12% and 7.75%, respectively. The deemed values of the phantom stock are recalculated annually as determined by a formula linked to the value of its portfolio of investments, less general and administrative costs. The options have a 10-year term with one-third of the total award vesting in each of the first three years of the award term.
     Compensation expense recorded with respect to the phantom stock options was $79 million in 1997, $17 million in 1996 and $1 million in 1995.

PENSION PLAN

Edison International has a noncontributory, defined-benefit pension plan that covers employees meeting minimum service requirements. Benefits are based on years of accredited service and average base pay. SCE funds the plan on a level-premium actuarial method. These funds are accumulated in an independent trust. Annual contributions meet minimum legal funding requirements and do not exceed the maximum amounts deductible for income taxes. Prior service costs from pension plan amendments are funded over 30 years. Plan assets are primarily common stocks, corporate and government bonds, and short-term investments. In 1996, Edison International recorded pension gains from a special voluntary early retirement program.
     The plan's funded status was:


IN MILLIONS                            DECEMBER 31,         1997           1996
-------------------------------------------------------------------------------
ACTUARIAL PRESENT VALUE OF BENEFIT
 OBLIGATION:
Vested benefits                                         $  1,588       $  1,679
Nonvested benefits                                           130             73
                                                        --------       --------
Accumulated benefit obligation                             1,718          1,752
Value of projected future compensation levels                398            267
                                                        --------       --------

Projected benefit obligation                            $  2,116       $  2,019
                                                        --------       --------
                                                        --------       --------
Fair value of plan assets                               $  2,316       $  2,171
                                                        --------       --------
                                                        --------       --------
Projected benefit obligation less than plan assets      $   (200)      $   (152)
Unrecognized net gain                                        305            294
Unrecognized prior service cost                             (184)          (199)
Unrecognized net obligation
  (17-year amortization)                                     (40)           (45)
                                                        --------       --------

Pension liability (asset)                                $  (119)       $  (102)
                                                        --------       --------
                                                        --------       --------

Discount rate                                                7.0%          7.75%
Rate of increase in future compensation                      5.0%           5.0%
Expected long-term rate of return on assets                  8.0%           8.0%


     Edison International's utility operations recognize pension expense calculated under the actuarial method used for ratemaking.

                       EDISON INTERNATIONAL AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The components of pension expense were:


IN MILLIONS           YEAR ENDED DECEMBER 31, 1997           1996          1995
-------------------------------------------------------------------------------
Service cost for benefits earned             $  46          $  51          $ 59
Interest cost on projected benefit
 obligation                                    140            180           157
Actual return on plan assets                  (372)          (345)         (457)
Net amortization and deferral                  224            146           270
                                             -----          -----          ----
Pension expense under accounting standards      38             32            29
Special termination benefits                    --              1             3
Regulatory adjustment - deferred                17             22            23
                                             -----          -----          ----
Net pension expense recognized                  55             55            55
Settlement gain                                 --           (121)           --
                                             -----          -----          ----
Total expense (gain)                         $  55          $ (66)         $ 55
                                             -----          -----          ----
                                             -----          -----          ----

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

Employees retiring at or after age 55 (or those eligible for all benefits under the 1996 special voluntary early retirement program) with at least 10 years of service, are eligible for postretirement health care, dental, life insurance and other benefits. Health care benefits are subject to deductibles, copayment provisions and other limitations.
     SCE funds these benefits (by contributions to independent trusts) up to tax-deductible limits, in accordance with rate-making practices. In 1996, SCE recorded special termination expenses due to a special voluntary early retirement program. Any difference between recognized expense and amounts authorized for rate recovery is not expected to be material (except for the impact of the early retirement program) and will be charged to earnings.
     Trust assets are primarily common stocks, corporate and government bonds, and short-term investments.
     The funded status of these benefits is reconciled to the recorded liability below:


IN MILLIONS                        DECEMBER 31,            1997           1996
-------------------------------------------------------------------------------
ACTUARIAL PRESENT VALUE OF BENEFIT OBLIGATION:
Retirees                                                 $ 1,004         $  933
Employees eligible to retire                                  45             35
Other employees                                              497            394
                                                         -------        -------
Accumulated benefit obligation                           $ 1,546        $ 1,362
                                                         -------        -------
                                                         -------        -------
Fair value of plan assets                                $   815        $   617
                                                         -------        -------
                                                         -------        -------
Plan assets less than accumulated benefit obligation     $   731        $   745
Unrecognized transition obligation                          (405)          (432)
Unrecognized net gain (loss)                                (245)          (236)
                                                         -------        -------
Recorded liability                                       $    81        $    77
                                                         -------        -------
                                                         -------        -------
Discount rate                                                7.0%          7.75%
Expected long-term rate of return on assets                  8.0%           8.5%


     The components of postretirement benefits other than pensions expense were:

IN MILLIONS    YEAR ENDED DECEMBER 31,         1997           1996          1995
--------------------------------------------------------------------------------
Service cost for benefits earned              $  31          $  33          $ 36
Interest cost on benefit obligation             100             91            78
Actual return on plan assets                    (50)           (43)          (28)
Amortization of loss                              5              6             1
Amortization of transition obligation            27             27            27
                                              -----          -----         -----
Net expense                                     113            114           114
Special termination expense                      --             72
                                              -----          -----         -----
Total expense                                 $ 113          $ 186         $ 114
                                              -----          -----         -----
                                              -----          -----         -----

     The assumed rate of future increases in the per-capita cost of health care benefits is 8.5% for 1998, gradually decreasing to 5.25% for 2004 and beyond. Increasing the health care cost trend rate by one percentage point would increase the accumulated obligation as of December 31, 1997, by $255 million and annual aggregate service and interest costs by $28 million.

EMPLOYEE SAVINGS PLAN
Edison International has a 401(k) defined contribution savings plan designed to supplement employees' retirement income. The plan received employer contributions of $16 million in 1997, $25 million in 1996 and $20 million in 1995.

NOTE 7. JOINTLY OWNED UTILITY PROJECTS
-------------------------------------------------------------------------------

SCE owns interests in several generating stations and transmission systems for which each participant provides its own financing. SCE's share of expenses for each project is included in the consolidated statements of income.
     The investment in each project, as included in the consolidated balance sheet as of December 31, 1997, was:

                           PLANT IN      ACCUMULATED            UNDER      OWNERSHIP
IN MILLIONS                 SERVICE     DEPRECIATION     CONSTRUCTION       INTEREST
------------------------------------------------------------------------------------
TRANSMISSION SYSTEMS:
Eldorado                    $    28          $     9          $    3            60%
Pacific Intertie                241               75               1            50
GENERATING STATIONS:
Four Corners (coal)
  Units 4 and 5                 459              247               3            48
Mohave (coal)                   307              146               5            56
Palo Verde (nuclear)          1,601              665               9            16
San Onofre (nuclear)          4,212            2,210              38            75
                            -------          -------          ------
Total                       $ 6,848          $ 3,352          $   59
                            -------          -------          ------
                            -------          -------          ------

NOTE 8. LEASES
-------------------------------------------------------------------------------

LEVERAGED LEASES
Edison Capital is the lessor in several leveraged-lease agreements with terms of 13 to 38 years. All operating, maintenance, insurance and decommissioning costs are the responsibility of the lessees. The total cost of these facilities was $3.1 billion and $1.8 billion at December 31, 1997, and 1996, respectively.
     The equity investment in these facilities is 21% of the purchase price. The remainder is nonrecourse debt secured by first liens on the leased property. The lenders have accepted their security interests as their only remedy if the lessee defaults.
     The net investment in leveraged leases consisted of:


IN MILLIONS                         DECEMBER 31,           1997           1996
------------------------------------------------------------------------------
Rentals receivable (net of principal and
  interest on nonrecourse debt)                         $ 1,634          $ 830
Unearned income                                            (728)          (303)
                                                        -------          -----
Investment in leveraged leases                              906            527
Estimated residual value                                     58             58
Deferred income taxes                                      (623)          (534)
                                                        -------          -----
Net investment in leveraged leases                      $   341          $  51
                                                        -------          -----
                                                        -------          -----

                       EDISON INTERNATIONAL AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


OPERATING AND CAPITAL LEASES
Edison International has operating leases, primarily for vehicles (with varying terms, provisions and expiration dates) and a capital lease ($68 million) for a nonutility power-production facility.
     Estimated remaining commitments for noncancelable leases at December 31, 1997, were:


                                           OPERATING          CAPITAL
IN MILLIONS                                 LEASES             LEASE
-------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31,
1998                                        $ 24               $ 27
1999                                          19                 27
2000                                          15                 27
2001                                          11                 --
2002                                           8                 --
Thereafter                                    26                  1
                                            ----               ----
Total future commitments                    $103                 82
                                            ----
                                            ----
Amount representing interest (9.65%)                            (14)
                                                               ----
Net commitments                                                $ 68
                                                               ----
                                                               ----

NOTE 9. COMMITMENTS
-------------------------------------------------------------------------------


NUCLEAR DECOMMISSIONING
SCE plans to decommission its nuclear generating facilities at the end of each facility's operating license by a prompt removal method authorized by the Nuclear Regulatory Commission. Decommissioning is estimated to cost
$2.1 billion in current-year dollars, based on site-specific studies performed in 1993 for San Onofre and 1992 for Palo Verde. Changes in the estimated costs, timing of decommissioning, or the assumptions underlying these estimates could cause material revisions to the estimated total cost to decommission in the near term. Decommissioning is scheduled to begin in 2013 at San Onofre and 2024 at Palo Verde. San Onofre Unit 1, which shut down in 1992, is expected to be secured until decommissioning begins at the other San Onofre units.
     Decommissioning costs, which are accrued and recovered through non-bypassable customer rates over the term of each nuclear facility's operating license, are recorded as a component of depreciation expense. Decommissioning expense was $154 million in 1997, $148 million in 1996 and $151 million in 1995. The accumulated provision for decommissioning was $1.1 billion at December 31, 1997, and $949 million at December 31, 1996. The estimated costs to decommission San Onofre Unit 1 ($280 million) are recorded as a liability.
     Decommissioning funds collected in rates are placed in independent trusts, which, together with accumulated earnings, will be utilized solely for decommissioning.
     Trust investments include:

                                                       DECEMBER 31,
                                 MATURITY          -------------------
IN MILLIONS                         DATES          1997           1996
-----------------------------------------------------------------------
Municipal bonds                 1998-2026         $  459         $  400
Stocks                                 --            392            549
U.S. government issues          1998-2027            357            212
Short-term and other            2002-2003            163             56
                                                  ------         ------
Trust fund balance (at cost)                      $1,371         $1,217
                                                  ------         ------
                                                  ------         ------


     Trust fund earnings (based on specific identification) increase the trust fund balance and the accumulated provision for decommissioning. Net earnings were $54 million in 1997, $49 million in 1996 and $51 million in 1995. Proceeds from sales of securities (which are reinvested) were $595 million in 1997, and $1.0 billion in 1996 and in 1995. Approximately 89% of the trust fund contributions were tax-deductible.
     The Financial Accounting Standards Board has issued an exposure draft related to accounting practices for removal costs, including decommissioning of nuclear power plants. The exposure draft would require SCE to report its estimated decommissioning costs as a liability, rather than recognizing these costs over the term of each facility's operating license (current industry practice). SCE does not believe that the changes proposed in the exposure draft would have an adverse effect on its results of operations even after deregulation due to its current and expected future ability to recover these costs through customer rates.

OTHER COMMITMENTS

SCE and EME have fuel supply contracts which require payment only if the fuel is made available for purchase.
     SCE has power-purchase contracts with certain QFs (cogenerators and small power producers) and other utilities. The QF contracts provide for capacity payments if a facility meets certain performance obligations and energy payments based on actual power supplied to SCE. There are no requirements to make debt-service payments.
     SCE has unconditional purchase obligations for part of a power plant's generating output, as well as firm transmission service from another utility. Minimum payments are based, in part, on the debt-service requirements of the provider, whether or not the plant or transmission line is operable. The purchased-power contract is not expected to provide more than 5% of current or estimated future operating capacity. SCE's minimum commitment under both contracts is approximately $193 million through 2017.
     Certain commitments for the years 1998 through 2002 are estimated below:


IN MILLIONS                    1998           1999           2000          2001         2002
----------------------------------------------------------------------------------------------
Projected construction
  expenditures               $1,057           $807           $763          $721           $671
Fuel supply contracts           296            215            236           228            237
Purchased-power
  capacity payments             686            711            714           716            714
Unconditional purchase
  obligations                     9              9             10             9             10


     EME has firm commitments to make equity and other contributions to its projects of $295 million, primarily for the Paiton project in Indonesia, the ISAB project in Italy and the Doga project in Turkey. EME also has contingent obligations to make additional contributions of $181 million, primarily for equity support guarantees related to Paiton.

                       EDISON INTERNATIONAL AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10. CONTINGENCIES
-------------------------------------------------------------------------------

In addition to the matters disclosed in these notes, Edison International is involved in legal, tax and regulatory proceedings before various courts and governmental agencies regarding matters arising in the ordinary course of business. Edison International believes the outcome of these proceedings will not materially affect its results of operations or liquidity.

BROOKLYN NAVY YARD PROJECT
EME owns, through a wholly owned subsidiary, 50% of the Brooklyn Navy Yard project. On December 17, 1997, the Brooklyn Navy Yard project partnership completed a $407 million permanent, nonrecourse financing for the project.
     In February 1997, the contractor asserted general monetary claims under the turnkey agreement against Brooklyn Navy Yard Cogeneration Partners, L.P.
(BNY) for damages in the amount of $137 million. In addition to defending this action, BNY has filed an action against the contractor in New York State Court asserting general monetary claims in excess of $13 million arising out of the turnkey agreement. EME agreed to indemnify the partnership and its partner from all claims and costs arising from or in connection with the contractor litigation, which indemnity has been assigned to the lenders. Edison International believes that the outcome of this litigation will not materially affect its results of operations or financial position.

ENVIRONMENTAL PROTECTION
Edison International is subject to numerous environmental laws and regulations, which require it to incur substantial costs to operate existing facilities, construct and operate new facilities, and mitigate or remove the effect of past operations on the environment.
     Edison International records its environmental liabilities when site assessments and/or remedial actions are probable and a range of reasonably likely cleanup costs can be estimated. Edison International reviews its sites and measures the liability quarterly, by assessing a range of reasonably likely costs for each identified site using currently available information, including existing technology, presently enacted laws and regulations, experience gained at similar sites, and the probable level of involvement and financial condition of other potentially responsible parties. These estimates include costs for site investigations, remediation, operations and maintenance, monitoring and site closure. Unless there is a probable amount, Edison International records the lower end of this reasonably likely range of costs (classified as other long-term liabilities at undiscounted amounts). While Edison International has numerous insurance policies that it believes may provide coverage for some of these liabilities, it does not recognize recoveries in its financial statements until they are realized.
     In connection with the issuance of the San Onofre Units 2 and 3 operating permits, SCE reached an agreement with the California Coastal Commission in 1991 to restore certain marine mitigation sites. The restorations include two sites: designated wetlands and the construction of
an artificial kelp reef off the California coast.   After SCE requested
certain modifications to the agreement, the Coastal Commission issued a final ruling in April 1997 to reduce the scope of remediations. SCE elected to pay for the costs of marine mitigation in lieu of placing the funds into a trust. Rate recovery of these costs is occurring through the San Onofre incentive pricing plan discussed in Note 1 to the Consolidated Financial Statements.
     Edison International's recorded estimated minimum liability to remediate its 51 identified sites (50 at SCE and one at EME) is $178 million, which includes $75 million for the two sites discussed above. The ultimate costs to clean up Edison International's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. Edison International believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $246 million. The upper limit of this range of costs was estimated using assumptions least favorable to Edison International among a range of reasonably possible outcomes.
     The CPUC allows SCE to recover environmental-cleanup costs at 41 of its sites, representing $91 million of its recorded liability, through an incentive mechanism (SCE may request to include additional sites). Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs from insurance carriers and other third parties. SCE has successfully settled insurance claims with all responsible carriers. Costs incurred at SCE's remaining sites are expected to be recovered through customer rates. SCE has recorded a regulatory asset of $153 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates. This amount includes $60 million of marine mitigation costs remaining to be recovered through the San Onofre incentive pricing plan.
     Edison International's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that Edison International may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can now be made for these sites.
     Edison International expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $4 million to $10 million. Recorded costs for 1997 were $10 million.
     Based on currently available information, Edison International believes it is unlikely that it will incur amounts in excess of the upper limit of the estimated range and, based upon the CPUC's regulatory treatment of environmental-cleanup costs, Edison International believes that costs ultimately recorded will not materially affect its results of operations or financial position. There can be no assurance, however, that future developments, including additional information about existing sites or the identification of new sites, will not require material revisions to such estimates.

NUCLEAR INSURANCE
Federal law limits public liability claims from a nuclear incident to $8.9 billion. SCE and other owners of San Onofre and Palo Verde have purchased the maximum private primary insurance available

                       EDISON INTERNATIONAL AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


($200 million). The balance is covered by the industry's retrospective rating plan that uses deferred premium charges to every reactor licensee if a nuclear incident at any licensed reactor in the U.S. results in claims and/or costs which exceed the primary insurance at that plant site. Federal regulations require this secondary level of financial protection. The Nuclear Regulatory Commission exempted San Onofre Unit 1 from this secondary level, effective June 1994. The maximum deferred premium for each nuclear incident is $79 million per reactor, but not more than $10 million per reactor may be charged in any one year for each incident. Based on its ownership interests, SCE could be required to pay a maximum of $158 million per nuclear incident. However, it would have to pay no more than $20 million per incident in any one year. Such amounts include a 5% surcharge if additional funds are needed to satisfy public liability claims and are subject to adjustment for inflation. If the public liability limit above is insufficient, federal regulations may impose further revenue-raising measures to pay claims, including a possible additional assessment on all licensed reactor operators.
     Property damage insurance covers losses up to $500 million, including decontamination costs, at San Onofre and Palo Verde. Decontamination liability and property damage coverage exceeding the primary $500 million also has been purchased in amounts greater than federal requirements. Additional insurance covers part of replacement power expenses during an accident-related nuclear unit outage. These policies are issued primarily by mutual insurance companies owned by utilities with nuclear facilities. If losses at any nuclear facility covered by the arrangement were to exceed the accumulated funds for these insurance programs, SCE could be assessed retrospective premium adjustments of up to $28 million per year. Insurance premiums are charged to operating expense.

NOTE 11. INVESTMENTS IN PARTNERSHIPS AND UNCONSOLIDATED SUBSIDIARIES

Edison International's nonutility subsidiaries have equity interests in energy generation projects and real estate investment partnerships.
     Summarized financial information of these investments was:


IN MILLIONS                    YEAR ENDED DECEMBER 31,     1997           1996          1995
----------------------------------------------------------------------------------------------
Revenue                                                   $1,946         $1,731         $1,400
Expenses                                                   1,578          1,393          1,121
                                                          ------         ------         ------
Net income                                                $  368         $  338         $  279
                                                          ------         ------         ------
                                                          ------         ------         ------

IN MILLIONS                               DECEMBER 31,                    1997          1996
----------------------------------------------------------------------------------------------
Current assets                                                           $  637         $  673
Other assets                                                              5,520          4,747
                                                                         ------         ------
Total assets                                                             $6,157         $5,420
                                                                         ------         ------
                                                                         ------         ------

Current liabilities                                                      $  949         $  691
Other liabilities                                                         3,592          3,110
Equity                                                                    1,616          1,619
                                                                         ------         ------
Total liabilities and equity                                             $6,157         $5,420
                                                                         ------         ------
                                                                         ------         ------

NOTE 12. BUSINESS SEGMENTS
------------------------------------------------------------------------------

Edison International's business segments include electric utility operations
(SCE) and three nonutility segments: unregulated power generation (EME); financial investments (Edison Capital); and retail services (Edison Enterprises). Other than EME, the nonutility segments are not individually significant and are combined for reporting purposes.

     Edison International's business segment information was:


                                               UNREGULATED
                                             POWER GENERATION                       EDISON
                            ELECTRIC      -----------------------                   INTER-
IN MILLIONS                 UTILITY       DOMESTIC        FOREIGN         OTHER    NATIONAL
-------------------------------------------------------------------------------------------
1997
Operating revenue           $ 7,953           $192        $   783        $  307    $  9,235
Operating income              1,642             78            316            (1)(1)   2,035(2)
Depreciation and
  decommissioning             1,240             15             88            19       1,362
Assets                       18,059            926          4,059         2,057      25,101
Additions to
  property and plant            685              4             84            10         783
-------------------------------------------------------------------------------------------
1996
Operating revenue           $ 7,583           $170        $   674        $  118     $ 8,545
Operating income              1,711             75            292           (37)(1)   2,041(2)
Depreciation and
  decommissioning             1,064             15             75            19       1,173
Assets                       17,737            949          4,204         1,669      24,559
Additions to
  property and plant            616              4            116             8         744
-------------------------------------------------------------------------------------------
1995
Operating revenue           $ 7,873           $177        $   290         $  65    $  8,405
Operating income              1,709             73            131            (8)(1)   1,905(2)
Depreciation and
  decommissioning               954             10             36            14       1,014
Assets                       18,155            842          3,532         1,417      23,946
Additions to
  property and plant            773              4          1,231(3)          3       2,011


Corporate items and eliminations are not material.

(1) Excludes reported tax benefits of $61 million in 1997, $80 million in 1996 and $44 million in 1995.

(2) Excludes income taxes of $537 million in 1997, $563 million in 1996 and $528 million in 1995.

(3) Includes $1,042 million from EME's acquisition of First Hydro.

                                 BOARD OF DIRECTORS


JOHN E. BRYSON(1)
CHAIRMAN OF THE BOARD
AND CEO, EDISON INTERNATIONAL
AND SOUTHERN CALIFORNIA EDISON
A director since 1990

WINSTON H. CHEN(2), (5)
CHAIRMAN OF THE PARAMITAS
FOUNDATION AND CHAIRMAN OF
PARAMITAS INVESTMENT
CORPORATION, SANTA CLARA, CA
A director since 1995

WARREN CHRISTOPHER(1), (2)
SENIOR PARTNER,
O'MELVENY & MYERS,
LOS ANGELES, CA
A director since 1971*

STEPHEN E. FRANK
PRESIDENT AND CHIEF
OPERATING OFFICER,
SOUTHERN CALIFORNIA EDISON
A director since 1995

CAMILLA C. FROST(3), (4), (6)
TRUSTEE, CHANDLER TRUSTS,
DIRECTOR AND SECRETARY-TREASURER,
CHANDIS SECURITIES COMPANY,
LOS ANGELES, CA
A director since 1985

JOAN C. HANLEY(4), (5)
GENERAL PARTNER,
MIRAMONTE VINEYARDS,
RANCHO PALOS VERDES, CA
A director since 1980

CARL F. HUNTSINGER(1), (5)
GENERAL PARTNER,
DAE LIMITED PARTNERSHIP LTD.,
OJAI, CA
A director since 1983

CHARLES D. MILLER(3), (5)
CHAIRMAN OF THE BOARD AND CEO,
AVERY DENNISON CORPORATION,
PASADENA, CA
A director since 1987

LUIS G. NOGALES(2), (3)
PRESIDENT,
NOGALES PARTNERS,
LOS ANGELES, CA
A director since 1993

RONALD L. OLSON(2), (4)
SENIOR PARTNER,
MUNGER, TOLLES AND OLSON,
LOS ANGELES, CA
A director since 1995

J. J. PINOLA(3), (4), (6)
RETIRED CHAIRMAN OF THE BOARD AND CEO,
FIRST INTERSTATE BANCORP,
LOS ANGELES, CA
A director since 1985

JAMES M. ROSSER(2), (4)
PRESIDENT,
CALIFORNIA STATE UNIVERSITY,
LOS ANGELES,
LOS ANGELES, CA
A director since 1985

E. L. SHANNON, JR.(1), (2)
RETIRED CHAIRMAN OF THE BOARD,
SANTA FE INTERNATIONAL
CORPORATION,
ALHAMBRA, CA
A director since 1977

ROBERT H. SMITH(1), (4)
MANAGING DIRECTOR,
SMITH AND CROWLEY INCORPORATED,
PASADENA, CA
A director since 1987

THOMAS C. SUTTON(3), (5)
CHAIRMAN OF THE BOARD AND CEO,
PACIFIC LIFE INSURANCE COMPANY,
NEWPORT BEACH, CA
A director since 1995

DANIEL M. TELLEP(3), (5)
RETIRED CHAIRMAN OF THE BOARD,
LOCKHEED MARTIN COMPANY,
BETHESDA, MD
A director since 1992

JAMES D. WATKINS(2), (5)
ADMIRAL USN, RETIRED,
PRESIDENT, JOINT OCEANOGRAPHIC
INSTITUTIONS, INC., AND PRESIDENT,
CONSORTIUM FOR OCEANOGRAPHIC
RESEARCH AND EDUCATION,
WASHINGTON, D.C.
A director since 1993

EDWARD ZAPANTA, M.D.(1), (5)
PHYSICIAN AND NEUROSURGEON,
TORRANCE, CA
A director since 1984


*  8/19/71 to 1/20/77
   6/18/81 to 1/19/93
   5/15/97 to present


(1) Member of the Executive Committee
(2) Member of the Finance Committee
(3) Member of the Compensation and Executive Personnel Committee
(4) Member of the Nominating Committee
(5) Member of the Audit Committee
(6) Retiring on April 16, 1998

                               MANAGEMENT TEAM


EDISON INTERNATIONAL
--------------------

JOHN E. BRYSON
CHAIRMAN OF THE BOARD AND CEO

BRYANT C. DANNER
EXECUTIVE VICE PRESIDENT AND
GENERAL COUNSEL

ALAN J. FOHRER
EXECUTIVE VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER

THEODORE F. CRAVER, JR.
SENIOR VICE PRESIDENT AND TREASURER

ROBERT G. FOSTER
SENIOR VICE PRESIDENT, PUBLIC AFFAIRS

WILLIAM J. HELLER
SENIOR VICE PRESIDENT,
STRATEGIC PLANNING AND
NEW BUSINESS DEVELOPMENT

RICHARD K. BUSHEY
VICE PRESIDENT AND CONTROLLER

LILLIAN R. GORMAN
VICE PRESIDENT, HUMAN RESOURCES

THOMAS J. HIGGINS
VICE PRESIDENT,
CORPORATE COMMUNICATIONS

MAHVASH YAZDI
VICE PRESIDENT AND
CHIEF INFORMATION OFFICER

BEVERLY P. RYDER
CORPORATE SECRETARY


SOUTHERN CALIFORNIA EDISON
--------------------------

JOHN E. BRYSON
CHAIRMAN OF THE BOARD AND CEO

STEPHEN E. FRANK
PRESIDENT AND CHIEF OPERATING OFFICER

BRYANT C. DANNER
EXECUTIVE VICE PRESIDENT AND
GENERAL COUNSEL

ALAN J. FOHRER
EXECUTIVE VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER

HAROLD B. RAY
EXECUTIVE VICE PRESIDENT,
GENERATION BUSINESS UNIT

THEODORE F. CRAVER, JR.
SENIOR VICE PRESIDENT AND TREASURER

JOHN R. FIELDER
SENIOR VICE PRESIDENT,
REGULATORY POLICY AND AFFAIRS

ROBERT G. FOSTER
SENIOR VICE PRESIDENT, PUBLIC AFFAIRS

RICHARD M. ROSENBLUM
SENIOR VICE PRESIDENT,
T&D WIRES BUSINESS UNIT

EMIKO BANFIELD
VICE PRESIDENT, SHARED SERVICES

PAMELA A. BASS
VICE PRESIDENT,
CUSTOMER SOLUTIONS BUSINESS UNIT

RICHARD K. BUSHEY
VICE PRESIDENT AND CONTROLLER

BRUCE C. FOSTER
VICE PRESIDENT,
SAN FRANCISCO REGULATORY AFFAIRS

LILLIAN R. GORMAN
VICE PRESIDENT, HUMAN RESOURCES

LAWRENCE D. HAMLIN
VICE PRESIDENT, POWER PRODUCTION

THOMAS J. HIGGINS
VICE PRESIDENT,
CORPORATE COMMUNICATIONS

R. W. KRIEGER
VICE PRESIDENT, NUCLEAR GENERATION

J. MICHAEL MENDEZ
VICE PRESIDENT, LABOR RELATIONS

DWIGHT E. NUNN
VICE PRESIDENT, NUCLEAR ENGINEERING
AND TECHNICAL SERVICES

FRANK J. QUEVEDO
VICE PRESIDENT, EQUAL OPPORTUNITY

MAHVASH YAZDI
VICE PRESIDENT AND
CHIEF INFORMATION OFFICER

BEVERLY P. RYDER
CORPORATE SECRETARY

EDISON MISSION ENERGY
---------------------

EDWARD R. MULLER
PRESIDENT AND CEO

ROBERT M. EDGELL
EXECUTIVE VICE PRESIDENT

TERRY V. CHARLTON
SENIOR VICE PRESIDENT

JAMES V. IACO, JR.
SENIOR VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER

GEORGIA R. NELSON
SENIOR VICE PRESIDENT

S. LINN WILLIAMS
SENIOR VICE PRESIDENT AND
GENERAL COUNSEL


EDISON CAPITAL --
  MISSION LAND COMPANY
----------------------

THOMAS R. MCDANIEL
PRESIDENT AND CEO,
EDISON CAPITAL AND
MISSION LAND COMPANY

ASHRAF T. DAJANI
SENIOR VICE PRESIDENT,
EDISON CAPITAL

RICHARD E. LUCEY
SENIOR VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER,
EDISON CAPITAL

LARRY C. MOUNT
VICE PRESIDENT AND
GENERAL COUNSEL,
EDISON CAPITAL

CHARLES W. JOHNSON
EXECUTIVE VICE PRESIDENT,
MISSION LAND COMPANY


EDISON TECHNOLOGY SOLUTIONS
---------------------------

VIKRAM S. BUDHRAJA
PRESIDENT


EDISON ENTERPRISES
------------------

STEPHEN E. PAZIAN
PRESIDENT AND CEO,
EDISON ENTERPRISES

A. ROBERT HANDELL
PRESIDENT AND CHIEF OPERATING OFFICER,
EDISON SOURCE

MICHAEL L. MERLO
PRESIDENT AND CHIEF OPERATING OFFICER,
EDISON SELECT

DIANE O. WITTENBERG
PRESIDENT AND CEO,
EDISON EV
PRESIDENT,
EDISON UTILITY ALLIANCES

DENNIS A. EASTMAN
SENIOR VICE PRESIDENT AND
GENERAL MANAGER,
EDISON UTILITY SERVICES

CLARK W. COLLINS
SENIOR VICE PRESIDENT,
EDISON ENTERPRISES

KENNETH PICKRAHN
VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER,
EDISON ENTERPRISES

                       EDISON INTERNATIONAL AND SUBSIDIARIES
                 SELECTED FINANCIAL AND OPERATING DATA: 1993 - 1997


DOLLARS IN MILLIONS,
EXCEPT PER-SHARE AMOUNTS                   1997           1996           1995           1994           1993
--------------------------------------------------------------------------------------------------------------
EDISON INTERNATIONAL AND SUBSIDIARIES
Operating revenue                         $  9,235       $  8,545       $  8,405       $  8,345       $  7,839
Operating expenses                        $  7,737       $  7,067       $  7,028       $  7,046       $  6,611
Net income                                $    700       $    717       $    739       $    681       $    639
Weighted-average shares of common
  stock outstanding (in millions)              400            437            446            448            448
Per-share data:
  Basic earnings                          $   1.75       $   1.64       $   1.66       $   1.52       $   1.43
  Diluted earnings                        $   1.73       $   1.63       $   1.65       $   1.52       $   1.42
  Dividends paid                          $   1.00       $   1.00       $   1.00       $   1.21       $   1.41
  Dividends declared                      $   1.00       $   1.00       $   1.00       $  1.105       $  1.415
  Book value at year-end                  $  14.71       $  15.07       $  14.41       $  13.72       $  13.30
  Market value at year-end                $27 3/16       $ 19 7/8       $ 17 5/8       $ 14 5/8       $     20
Dividend payout ratio (paid)                  57.1%          61.0%          60.2%          79.6%          98.6%
Rate of return on common equity               11.7%          11.1%          11.8%          11.3%          11.7%
Price/earnings ratio                          15.5           12.1           10.6            9.6           14.0
Ratio of earnings to fixed charges            2.39           2.40           2.55           2.48           2.28
Assets                                    $ 25,101       $ 24,559       $ 23,946       $ 22,390       $ 21,831
Retained earnings                         $  3,176       $  3,753       $  3,700       $  3,452       $  3,266
Common shareholders' equity               $  5,527       $  6,397       $  6,393       $  6,144       $  5,958
Preferred securities:
  Not subject to mandatory redemption     $    184       $    284       $    284       $    359       $    359
  Subject to mandatory redemption         $    425       $    425       $    425       $    362       $    275
Long-term debt                            $  8,871       $  7,475       $  7,195       $  6,347       $  6,459

SOUTHERN CALIFORNIA EDISON COMPANY
Operating revenue                         $  7,953       $  7,583       $  7,873       $  7,799       $  7,397
Earnings                                  $    576       $    621       $    643       $    599       $    637
Basic earnings per Edison
 International common share               $   1.44       $   1.42       $   1.44       $   1.34       $   1.42
Rate of return on common equity               11.6%          12.1%          12.6%          12.0%          12.9%
Internal generation of funds                   104%           153%            89%            76%            78%
Peak demand in megawatts (MW)               19,118         18,207         17,548         18,044         16,475
Generation capacity at peak (MW)            21,511         21,602         21,603         20,615         20,606
Kilowatt-hour sales (in millions)           77,234         75,572         74,296         77,986         73,308
Customers (in millions)                       4.25           4.22           4.18           4.15           4.12
Full-time employees*                        12,642         12,057         14,886         16,351         16,585

EDISON MISSION ENERGY
Revenue                                   $    975       $    844       $    467       $    381       $    291
Net income                                $    115       $     92       $     64       $     55       $      2
Assets                                    $  4,985       $  5,153       $  4,374       $  2,843       $  2,286
Rate of return on common equity               12.2%           8.8%           9.5%           9.6%           0.3%
Ownership in operating projects (MW)         5,180          4,706          4,212          2,048          1,862
Full-time employees                          1,140            940            902            690            673

EDISON CAPITAL
Revenue                                   $    138       $     49       $     49       $     47       $     39
Net income                                $     61       $     41       $     39       $     33       $     29
Assets                                    $  1,783       $  1,423       $  1,063       $  1,008       $    972
Rate of return on common equity               23.2%          17.7%          18.5%          16.8%          14.5%
Full-time employees                             85             70             42             33             20

*1993 AND 1994 ARE BASED ON TWELVE-MONTH AVERAGES.

EDISON INTERNATIONAL:

                                                     Shareholder Information


ANNUAL MEETING
------------------------------------------------------------------------------
The 1998 annual meeting of shareholders will be held on Thursday, April 16, 1998, at 10:00 a.m. at the Industry Hills Sheraton Resort and Conference Center, One Industry Hills Parkway, City of Industry, California.

STOCK LISTING AND TRADING INFORMATION
------------------------------------------------------------------------------
EDISON INTERNATIONAL COMMON STOCK
The New York and Pacific stock exchanges use the ticker symbol EIX. Daily papers list as EdisonInt.

PREFERRED STOCK
Southern California Edison's preferred stocks are listed on the American and Pacific stock exchanges under the ticker symbol SCE. Previous day's closing prices, when traded, are listed in the daily newspapers in the American Stock Exchange table under the symbol SoCalEd. The 6.05%, 6.45% and 7.23% series are not listed. The preferred securities of Mission Capital, an affiliate of Edison Mission Energy, are listed on the New York Stock Exchange under the ticker symbol MEPrA for the 9.875% series and MEPrB for the 8.50% series.

TRANSFER AGENT AND REGISTRAR
------------------------------------------------------------------------------
Southern California Edison maintains shareholder records and is transfer agent and registrar for Edison International common stock and Southern California Edison preferred stocks. Shareholders may call Shareholder Services, 800.347.8625, between 8:00 a.m. and 4:00 p.m. (Pacific time) every business day regarding:

-      stock transfer and name-change requirements;
-      address changes, including dividend addresses;
-      electronic deposit of dividends;
-      taxpayer identification number submission or changes;
-      duplicate 1099 and W-9 forms;
- notices of and replacement of lost or destroyed stock certificates and dividend checks;
-      requests to eliminate multiple annual report mailings;
- Edison International's Dividend Reinvestment Plan, including enrollments, withdrawals, terminations, sales, transfers and statements; and
- requests for access to online account information via Edison International's Internet Home Page, www.edisonx.com.

The address of Shareholder Services is:
P.O. Box 400, Rosemead, California 91770-0400.  FAX: 626.302.4815


DIVIDEND REINVESTMENT AND ELECTRONIC FUNDS TRANSFER
------------------------------------------------------------------------------
Shareholders can purchase additional common shares by reinvesting their quarterly dividends. A prospectus on Edison International's Dividend Reinvestment Plan is available from Shareholder Services.
       Dividend checks can be electronically deposited directly to your financial institution. Enrollment forms are available upon request.



PAGE

                                                              EXHIBIT 21

                        EDISON INTERNATIONAL SUBSIDIARIES

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

02 CONSERVATION FINANCING CORPORATION is a California corporation engaged in the remediation and mitigation of environmental liabilities.

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

02 SCE CAPITAL COMPANY is an inactive Delaware corporation that acted as a financing vehicle for SCE.

02 SCE FUNDING LLC is a Delaware limited liability company that acts as a financing vehicle for rate reduction bonds.

02 SOUTHERN STATES REALTY is a California corporation engaged in providing real estate and consulting services to SCE and third parties.

                              NONUTILITY SUBSIDIARIES

01 EDISON INSURANCE SERVICES, INC., is a captive insurance company, incorporated and having its principal executive office in Hawaii, formed for the purpose of issuing domestic and foreign property damage and business interruption insurance to Edison International and its subsidiaries.

01 EDISON VENTURES (formerly Edison Enterprises) is a California corporation having its principal place of business at 2244 Walnut Grove Avenue, Rosemead, California 91770, which was organized to own the stock and coordinate the activities of nonutility companies.
       The subsidiaries of Edison Ventures are as follows:

02 EDISON TRANSENERGY is a California corporation engaged in pipeline development activities to transport crude oil.

01     EDISON ENERGY (inactive)

01 THE MISSION GROUP is a California corporation having its principal place of business at 18101 Von Karman Avenue, Suite 1700, Irvine, California 92612-1046, which was organized to own the stock and coordinate the activities of nonutility companies. The subsidiaries of The Mission Group are as follows:

02        EDISON TECHNOLOGY SOLUTIONS (formerly Edison Technologies, Inc.)
          is a California corporation having its principal place of business at 18101 Von Karman Avenue, Suite 1700, Irvine, California 92612-1046, which was organized to engage in research and development.

02 EDISON ENVIRONMENTAL SERVICES is a California corporation having its principal place of business at 18101 Von Karman Avenue, Suite 1700, Irvine, California 92612-1046, which was organized to provide nuclear decommissioning services in a joint venture with Bechtel.

02 EDISON ENTERPRISES is a California corporation having its principal place of business at 13191 Crossroads Parkway North, City of Industry, California 91745, which was organized to own the stock and coordinate the activities of various retail companies. The subsidiaries of Edison Enterprises are as follows:

03 EDISON EV is a California corporation having its principal place of business at 515 South Figueroa Street, Suite 950, Los Angeles, California 90071. It is engaged in the business of providing services related to electric vehicles, including the distribution and installation of electric vehicle charging equipment.

03 EDISON SOURCE is a California corporation having its principal place of business at 13191 Crossroads Parkway North, City of Industry, California 91746. It is engaged in the business of integrated energy services and wholesale power marketing.

03 EDISON SELECT (formerly Edison Spectrum) is a California corporation having its principal place of business 13191 Crossroads Parkway North, City of Industry, California 91746. It is engaged in the business of providing consumer products and services.

04               EDISON HOME PROTECTION COMPANY (inactive)

04 SELECT HOME WARRANTY COMPANY is a California corporation having its principal place of business at 13191 Crossroads Parkway North, City of Industry, California 91746. It is engaged in the business of providing consumer products and services governed by the California Department of Insurance.

03 EDISON UTILITY SERVICES is a California corporation having its principal place of business at 13191 Crossroads Parkway North, City of Industry, California 91746. It is engaged in the business of providing services including billing and transmission and distribution outsourcing.

02 EDISON CAPITAL (formerly Mission First Financial) is a California corporation having its principal place of business at 18101 Von Karman Avenue, Suite 800, Irvine, California 92612-1046. It is engaged in the business of leveraged-leasing transactions and other project financings, either directly or through subsidiaries. Edison Capital owns a group of subsidiaries and has interests in various partnerships through its subsidiaries. The subsidiaries and partnerships of Edison Capital are listed below. Unless otherwise indicated, all entities are corporations, are organized under the laws of the State of California, and have the same principal place of business as Edison Capital. (P)=partnership; (C)=commitment.

03  BURLINGTON APARTMENTS, INC.
04     Burlington Arboretum L.P. (P) 1%
03  EDISON CAPITAL EUROPE LIMITED (UK corporation)
03  EDISON FUNDING COMPANY (formerly Mission Funding Company)
04 EDISON CAPITAL HOUSING INVESTMENTS (formerly Edison Housing Investments and Mission Housing Investments)
05       16th & Church Street Associates L.P. (P) 99%
05       1732 Champa L.P. (Buerger Brothers Lofts) (P) 99%
05       18303 Kittridge Associates - 39 L.P. (P) 99%
05       1856 Wells Court Partners, L.P. (Wells Court) (P) 99%
05 210 Washington Avenue Associates (Renaissance Plaza) (Connecticut partnership) 99%
05       2814 Fifth Street Associates L.P. (Land Park Woods) (P) 99%
05       AE Associates L.P. (Avenida Espana) (P) 99%
05       Agape Housing L.P. (P) 99%
05       Anglo Edison Pinecrest L.L.C. (P) 99%
05       Anglo Edison Ravenwood L.L.C. (P) 99%
05       Argyle Redevelopment Partnership, Ltd. (Colorado partnership)
         99%
05       Avalon Courtyard L.P. (Carson Senior Housing) (P) 3%
05       B.A.I. Anglo Edison Pinecrest, LLC (Pinecrest) (P) 99%
05       B.A.I. Anglo Edison Ravenwood, LLC (Ravenwood) (P) 99%
05       Bartlett Hill Associates L.P. (P) 70%; 100% w/ MBHCo.
05       Beacon Manor Associates L.P. (P) 99%
05       Bermuda Gardens Apartments L.P. (C) 99%
05       Borregas Court L.P. (P) 99%
05       Brantwood II Associates L.P. (P) 98.99%
05       Brooks School Associates L.P. (P) 99%
05       Bryn Mawr - Belle Shore L.P. (P) 99%
05       Burlington Arboretum L.P. (P) 94.66%
05       Bush Hotel L.P. (P) 99%
05       Carson Housing L.P. (P) 99%
05       CCS/Bellingham L.P. (Washington Grocery Building) (P) 99%
05       CCS/Renton Housing L.P. (C) 99%
05       Cedarshores L.P. (P) 98.99%
05       Centertown Associates L.P. (P) 99%
05       Centro Partners L.P. (El Centro) (P) 99%
05       Cochrane Village Apartments L.P. (P) 99%
05       Conejo Valley Community Housing Associates (Community House
         Apartments) (P) 99%
05       Coolidge Station Apartments L.L.C. (P) 99%
05       Coyote Springs Apartments Associates L.P. (P) 99%
05       Cypress Cove Associates (P) 99%
05       Delta Plaza Apartments L.P. (P) 99%
05       EAH Larkspur Creekside Associates L.P. (P) 99%
05       EAST COAST CAPITAL, INC. (Massachusetts corporation)
05       East Cotati Avenue Partners L.P. (P) 99%
05       Eastwood Homes L.P. (P) 98.99%
05       EC ASSET SERVICES, INC. (Massachusetts corporation)

05       EC PROPERTIES, INC. (Massachusetts corporation)
06          Corporations for Affordable Housing L.P. (P) 1%
07            Arbor Lane Associates Phase II L.P. (Timberwood) (P) 99%
07            Arroyo Vista Associates L.P. (P) 99%
07            Artloft Associates L.P. (P) 35.6%
07            Caleb Affordable Housing Associates L.P. (Ledges/Pinebrook)
              (P)                               99%
07            The Carlin L.P. (P) 99%
07            Diamond Phase III Venture L.P. (P) 99%
07            Fairmount Hotel Urban Renewal Associates L.P. (P) 99%
07            Mackenzie Park Associates L.P. (P) 99%
07            Parkside Associates L.P. (Parkside Garden) (P) 99%
07            Pines Housing L.P. (P) 99%
07            Pines Housing II, L.P. (P) 99%
07            Smyrna Gardens Associates L.P. (P) 99%
07            Tioga Gardens L.P. (P) 99%
07            Walden Pond, L.P. (Hamlet) (P) 99%
06          Corporations for Affordable Housing L.P. II (P) 1%
07            2601 North Board Street Associates L.P. (Station House) (P)
              99%
07            Artloft Associates L.P. (P) 53.43%
07            Brookline Housing Associates LLC (Bridgewater) (P) 99%
07            EDA L.P. (Eagle's Nest) (P) 99%
07            Edgewood Manor Associates II L.P. (P) 99%
07            Gateway Housing L.P. (Gateway Townhomes) (P) 99%
07            Homestead Village Associates L.P. (P) 99%
07            Junction City Apartments L.P. (Green Park) (P) 99%
07            Liberty House Associates L.P. (P) 99%
07            Maple Ridge Development Associates L.P. (P) 99%
07            Parsonage Cottage Senior Residence L.P. (P) 99%
07            Rittenhouse School L.P. (P) 99%
07            Silver City Housing L.P. (P) 99%
07            South 55th Street, L.P. (P) 99%
07            W. M. Housing Associates L.P. (Williamsport Manor) (P) 99%
07            Winnsboro Apartments L.P. (Deer Wood) (P) 99%
05       EC PROPERTIES III, INC. (Massachusetts corporation)
06          Corporations for Affordable Housing L.P. III (P) 1%
07            Piedmont Housing Associates (P) 99%
07            Pines Housing III (P) 99%
07            Salem-Lafayette Urban Renewal Associates, L.P. (P) 99%
07            Spring Valley Commons (P) 99%
07            Stevenson Housing Associates (Park Vista) (P) 99%
05       EC-SLP, INC. (Massachusetts corporation)
05       ECHI WYVERNWOOD, INC. [dead project]
05       ECH/HFC GP Partnership No. 1 (P) 34.9%
06          Edison Capital Housing Partners VII L.P. (P) 19.4%
07            C-Court L.P. (Cawelti Court) (P) 99%
07            Cottonwood Affordable Housing L.P. (P) 99%
07            Fifth & Wilshire (P) 99%
07            Flagstaff Affordable Housing II, L.P. (Forest View Apts.)
              (P) 99%
07            Huff Avenue Associates L.P. (P) 99%
07            Mountain View Townhomes Associates L.P. (P) 99%
07            Oak Forest Associates L.P. (P) 99%
07            Paradise Road Partners L.P. (Gateway Village) (P) 99%
07            Woodland Arms Apartments, Ltd. (P) 99%
05       ECH/HFC GP Partnership No. 2 (P) 56.7%
06          Edison Capital Housing Partners VIII L.P. (P) 18.54%
07            Catalonia Associates L.P. (P) 99%
07            Ohlone Housing Associates L.P. (P) 99%
05       EDISON CAPITAL AFFORDABLE HOUSING 97 V
05       EDISON CAPITAL AFFORDABLE HOUSING 97 VI
05       EDISON CAPITAL AFFORDABLE HOUSING 97 VII
05       EDISON CAPITAL AFFORDABLE HOUSING 97 VIII
05       Edison Capital Contributions VI Partners (P) 91.77%
06          ECH Investors Partner VI-A L.P. (P) 15.39%
07            Edison Capital Housing Partners VI L.P. (P) 61.82%
08               Admiralty Heights Associates II 1995 L.P. (Kent Manor)
                 (P) 99%
08               Affordable/Citrus Glenn Phase II, Ltd. (Citrus Glenn
                 Apts. Phase II) (P) 99%
08               Altamont Hotel Associates L.P. (P) 99%
08               Bradley Manor Senior Apartments L.P. (P) 99%
08               Double X Associates 1995 L.P. (Terrace Manor) (P) 99%
08               Hamilton Place Apartments L.P. (Larkin Place) (P) 99%
08               Hamilton Place Senior Living L.P. (P) 99%
08               Hearthstone Group 3 L.P. (Evergreen Court) (P) 99%
08               KDF Malabar L.P. (P) 99%
08               LINC-Bristol Associates I, L.P. (City Gardens) (P) 99%
08               MAS-WT, L.P. (Washington Terrace) (P) 99%
08               Northwood Manor Associates L.P. (P) 99%
08               Silver Lake Properties L.P. (P) 99%
08               University Park Properties L.P. (P)99%
08               Upland Senior Housing L.P. (Coy D. Estes) (P) 99%
08               Vista Verde Townhomes II LLC (P) 99%
08               Vista Properties LLC (Vista View) (P) 99%
06          ECH Investors Partner VI-B L.P. (P) 15.39%
07            Edison Capital Housing Partners VI L.P. (P) 37.18%
08               Admiralty Heights Associates II 1995 L.P. (Kent Manor)
                 (P) 99%
08               Affordable/Citrus Glenn Phase II, Ltd. (Citrus Glenn
                 Apts. Phase II) (P) 99%
08               Altamont Hotel Associates L.P. (P) 99%
08               Bradley Manor Senior Apartments L.P. (P) 99%
08               Double X Associates 1995 L.P. (Terrace Manor) (P) 99%
08               Hamilton Place Apartments L.P. (Larkin Place) (P) 99%
08               Hamilton Place Senior Living L.P. (P) 99%
08               Hearthstone Group 3 L.P. (Evergreen Court) (P) 99%
08               KDF Malabar L.P. (P) 99%
08               LINC-Bristol Associates I, L.P. (City Gardens) (P) 99%
08               MAS-WT, L.P. (Washington Terrace) (P) 99%
08               Northwood Manor Associates L.P. (P) 99%
08               Silver Lake Properties L.P. (P) 99%
08               University Park Properties L.P. (P)99%
08               Upland Senior Housing L.P. (Coy D. Estes) (P) 99%
08               Vista Verde Townhomes II LLC (P) 99%
08               Vista Properties LLC (Vista View) (P) 99%
05       Edison Capital Housing Partners V L.P. (P) 16.38%
06          AMCAL Santa Barbara Fund XXXVI L.P. (Positano) (P) 99%
06          Bodega Hills Investors L.P. (P) 99%
06          Mercy Housing California IV L.P. (Vista Grande) (P) 99%
06          Park Place Terrace L.P. (P) 99%
06          River Walk Apartments Homes L.P. (P) 99%
06          San Diego Golden Villa Partners L.P. (P) 99%
06          Santa Alicia Gardens Townhomes L.P. (The Gardens) (P) 99%
06          St. Hedwigs Gardens (P) 99%
06          Sunshine Terrace L.P. (P) 99%
06          Union Meadows Apartments (P) 99%
05       EDISON CAPITAL HOUSING FLORIDA
05       EDISON CAPITAL HOUSING MANAGEMENT
06          JOHN STEWART COMPANY
            Address:  2310 Mason Street, San Francisco, CA 94133
07            2814 Fifth Street Associates L.P. (P) 0.5%GP
07            381 Turk Street L.P. (P) 1%GP
07            Community Investment L.P. (Oak Village Apartments) (P) 1%GP
07            Crescent Manor Associates L.P. (P) 2.85%GP

07            Del Norte Place L.P. (P) 18%GP

07            The IBEX Group (P) 10%GP
07            Jackie Robinson Apartments L.P. (P) 1.67%GP
07            Larkspur Isle L.P. (P) 0.5%GP
07            Las Casitas L.P. (P) 0.5%GP
07            Mason Street Enterprises L.P. (P) 1%GP
07            Mountain View Apartments L.P. (P) 0.26%GP
07            Piper Court G.P. (P) 50%GP
07            Shiloh Arms L.P. (P) 1%GP/9.8%LP
07            St. John's L.P. (P) 1%GP/19.6%LP
07            Village East Apartments L.P. (P) 3%GP
07            Woodhaven Senior Residences L.P. (P) 1%GP
05       EDISON CAPITAL HOUSING NEW JERSEY
06          El Barrio Academy Urban Renewal Associates, L.P. (P) 98.99%
06          Pellettieri Homes Urban Renewal Associates, L.P. (P) 98.99%
05       EDISON CAPITAL HOUSING NEW YORK
06          Pier A Historic Rehabilitation at Battery Park (P) 99%
05       EDISON CAPITAL HOUSING PENNSYLVANIA
06          Lackawana Housing Associates LLC (Goodwill Neighborhood
            Residences) (P) 99%
06          McFarland Press Associates (P) 98.9%
06          Villa Maria Housing L.P. (P) 98.9%
05       EDISON HOUSING GEORGIA
06          HMB-Atlanta I L.P. (Spring Branch) (P) 99%
05       EDISON HOUSING NORTH CAROLINA
06          Edison Capital Contributions VI Partners (P) 4.03%
07            ECH Investors Partner VI-A L.P. (P) 15.39%
08               Edison Capital Housing Partners VI L.P. (P) 61.82%
09                  Admiralty Heights Associates II 1995 L.P. (Kent Manor)
                    (P)                                              99%
09                  Affordable/Citrus Glenn Phase II, Ltd. (Citrus Glenn
                    Apts. Phase II) (P) 99%
09                  Altamont Hotel Associates L.P. (P) 99%
09                  Bradley Manor Senior Apartments L.P. (P) 99%
09                  Double X Associates 1995 L.P. (Terrace Manor) (P) 99%
09                  Hamilton Place Apartments L.P. (Larkin Place) (P) 99%
09                  Hamilton Place Senior Living L.P. (P) 99%
09                  Hearthstone Group 3 L.P. (Evergreen Court) (P) 99%
09                  KDF Malabar L.P. (P) 99%
09                  LINC-Bristol Associates I, L.P. (City Gardens) (P) 99%
09                  MAS-WT, L.P. (Washington Terrace) (P) 99%
09                  Northwood Manor Associates L.P. (P) 99%
09                  Silver Lake Properties L.P. (P) 99%
09                  University Park Properties L.P. (P)99%
09                  Upland Senior Housing L.P. (Coy D. Estes) (P) 99%
09                  Vista Verde Townhomes II LLC (P) 99%
09                  Vista Properties LLC (Vista View) (P) 99%
07            ECH Investors Partner VI-B L.P. (P) 15.39%
08               Edison Capital Housing Partners VI L.P. (P) 37.18%
09                  Admiralty Heights Associates II 1995 L.P. (Kent Manor)
                    (P) 99%
09                  Affordable/Citrus Glenn Phase II, Ltd. (Citrus Glenn
                    Apts. Phase II) (P) 99%
09                  Altamont Hotel Associates L.P. (P) 99%
09                  Bradley Manor Senior Apartments L.P. (P) 99%
09                  Double X Associates 1995 L.P. (Terrace Manor) (P) 99%
09                  Hamilton Place Apartments L.P. (Larkin Place) (P) 99%
09                  Hamilton Place Senior Living L.P. (P) 99%
09                  Hearthstone Group 3 L.P. (Evergreen Court) (P) 99%
09                  KDF Malabar L.P. (P) 99%
09                  LINC-Bristol Associates I, L.P. (City Gardens) (P) 99%
09                  MAS-WT, L.P. (Washington Terrace) (P) 99%
09                  Northwood Manor Associates L.P. (P) 99%
09                  Silver Lake Properties L.P. (P) 99%
09                  University Park Properties L.P. (P)99%
09                  Upland Senior Housing L.P. (Coy D. Estes) (P) 99%
09                  Vista Verde Townhomes II LLC (P) 99%
09                  Vista Properties LLC (Vista View) (P) 99%
05       EDISON HOUSING OREGON, INC.
05       EDISON HOUSING SOUTH CAROLINA
06          Edison Capital Contributions VI Partners (P) 4.20%
07            ECH Investors Partner VI-A L.P. (P) 15.39%
08               Edison Capital Housing Partners VI L.P. (P) 61.82%
09                  Admiralty Heights Associates II 1995 L.P. (Kent Manor)
                    (P) 99%
09                  Affordable/Citrus Glenn Phase II, Ltd. (Citrus Glenn
                    Apts. Phase II) (P) 99%
09                  Altamont Hotel Associates L.P. (P) 99%
09                  Bradley Manor Senior Apartments L.P. (P) 99%
09                  Double X Associates 1995 L.P. (Terrace Manor) (P) 99%
09                  Hamilton Place Apartments L.P. (Larkin Place) (P) 99%
09                  Hamilton Place Senior Living L.P. (P) 99%
09                  Hearthstone Group 3 L.P. (Evergreen Court) (P) 99%
09                  KDF Malabar L.P. (P) 99%
09                  LINC-Bristol Associates I, L.P. (City Gardens) (P) 99%
09                  MAS-WT, L.P. (Washington Terrace) (P) 99%
09                  Northwood Manor Associates L.P. (P) 99%
09                  Silver Lake Properties L.P. (P) 99%
09                  University Park Properties L.P. (P)99%
09                  Upland Senior Housing L.P. (Coy D. Estes) (P) 99%
09                  Vista Verde Townhomes II LLC (P) 99%
09                  Vista Properties LLC (Vista View) (P) 99%
07            ECH Investors Partner VI-B L.P. (P) 15.39%
08               Edison Capital Housing Partners VI L.P. (P) 37.18%
09                  Admiralty Heights Associates II 1995 L.P. (Kent Manor)
                    (P) 99%
09                  Affordable/Citrus Glenn Phase II, Ltd. (Citrus Glenn
                    Apts. Phase II) (P) 99%
09                  Altamont Hotel Associates L.P. (P) 99%
09                  Bradley Manor Senior Apartments L.P. (P) 99%
09                  Double X Associates 1995 L.P. (Terrace Manor) (P) 99%
09                  Hamilton Place Apartments L.P. (Larkin Place) (P) 99%
09                  Hamilton Place Senior Living L.P. (P) 99%
09                  Hearthstone Group 3 L.P. (Evergreen Court) (P) 99%
09                  KDF Malabar L.P. (P) 99%
09                  LINC-Bristol Associates I, L.P. (City Gardens) (P) 99%
09                  MAS-WT, L.P. (Washington Terrace) (P) 99%
09                  Northwood Manor Associates L.P. (P) 99%
09                  Silver Lake Properties L.P. (P) 99%
09                  University Park Properties L.P. (P)99%
09                  Upland Senior Housing L.P. (Coy D. Estes) (P) 99%
09                  Vista Verde Townhomes II LLC (P) 99%
09                  Vista Properties LLC (Vista View) (P) 99%
05       Edmundson Associates L.P. (Willows) (P) 99%
05       EHI DEVELOPMENT COMPANY (formerly MHI Development Company)
05       EHI DEVELOPMENT FUND (formerly MHI Development Fund)
05       Elizabeth West & East L.P. (P) 99%
05       Elk View Homes (C) 99%
05       Farm (The) Associates L.P. (P) 99%
05       Florence Apartments LLC (P) 99%
05       Garnet Housing Associates (P) 99%
05       Gilroy Redwood Associates L.P. (Redwoods) (P) 99%
05       Ginzton Associates L.P. (P) 99%
05       Grace Housing L.P. (P) 99%
05       Grandy Lake 1996 L.P. (Grandy Lake Residences) (P) 99%
05       Grossman Apartments Investors L.P. (P) 99%
05       Harry Clark Jr. Residential Center LLC (P) 99%
05       Heartland-Wisconsin Rapids Timber Trails LLC (Timber Trails)
         (P) 99%
05       Heather Glen Associates L.P. (P) 99%
05       Holy Family Associates L.P. (P) 99%
05       Kennedy Lofts Associates L.P. (Massachusetts partnership) 97%
05       Lark Ellen L.P. (P) 99%
05       Las Brisas Apartments L.P. (P) 99%
05       Maplewood School Apartments L.P. (P) 99%
05       Mar Associates L.P. (P) 99%
05       Marlton Residences Associates L.P. (P) 99%
05       Mercy Housing California IX L.P. (Sycamore) (P) 99%
05       Merrill Road Associates L.P. (P) 99%
05       MH I L.P. (P) 1%
06          California Park Apartments L.P. (P) 1% of 99%
05       MH II L.P. (P) 1%
06          5363 Dent Avenue Associates L.P. (P) 1% of 99%
05       MH III L.P. (P) 1%
06          DeRose Housing Associates L.P. (P) 1% of 99%
05       MH IV L.P. (P) 1%
06          MPT Apartments L.P. (MacArthur Park) (P) 1% of 99%
05       MH V L.P. (P) 1%
06          Centennial Place L.P. (P) 1% of 99%
05       MHIFED 94 COMPANY
05       MHIFED 94 L.P. (Delaware partnership) 1%GP; 99%LP to NYNEX
06          Berry Avenue Associates L.P. (P) 1% of 99%
06          Carlton Way Apartments L.P. (P) 1% of 99%
06          CDR Senior Housing Associates (Casa del Rio) (P) 1% of 99%
06          Corona Ely/Ranch Associates L.P. (P) 1% of 99%
06          Fairview Village Associates L.P. (P) 1% of 99%
06          Fell Street Housing Associates L.P. (P) 1% of 99%
06          Hope West Apartments L.P. (P) 1% of 99%
06          Morrone Gardens Associates L.P. (P) 1% of 99%
06          Pajaro Court Associates L.P. (P) 1% of 99%
06          Tierra Linda Associates L.P. (P) 1% of 99%
06          Tlaquepaque Housing Associates L.P. (P) 1% of 99%
05       MHIFED 95 COMPANY
05       MHIFED 95 L.P. (Delaware partnership) 1%GP; 99%LP to NYNEX
06          Avalon Courtyard L.P. (Carson Senior Housing) (P) 1% of 99%
06          Hollywood El Centro L.P. (P) 1% of 99%
06          La Brea/Franklin L.P. (P) 1% of 99%
06          Larkin Pine L.P. (P) 1% of 99%
06          Mercy Housing California III L.P. (3rd & Reed) (P) 1% of 99%
06          Pinole Grove Associates L.P. (P) 1% of 99%
06          Second Street Center L.P. (Santa Monica) (P) 1% of 99%
06          Solinas Village Partners L.P. (P) 1% of 99%
06          Three Oaks Housing L.P. (P) 1% of 99%
06          1101 Howard Street Associates L.P. (P) 1% of 99%
05       MHIFED 95C COMPANY
05       MHIFED 96 COMPANY
05       MHIFED 96 L.P. (Delaware partnership) 5%GP; 95%LP to Cargill
06          Lavell Village Associates L.P. (P) 5% of 99%
06          North Town Housing Partners L.P. (Villa del Norte Village)
            (P) 5% of 99%
06          Poco Way Associates L.P. (P) 5% of 99%
06          Seasons Affordable Senior Housing L.P. (P) 5% of 99%
05       MHIFED 96A COMPANY
05       MHIFED 96A L.P. (Delaware partnership) 1%GP; 99%LP to NYNEX
06          Good Samaritan Associates L.P. (P) 1% of 99%
06          Reseda Village L.P. (P) 1% of 99%
06          Oxnard Housing Associates L.P. (P) 1% of 99%
06          Metro Senior Associates L.P. (P) 1% of 99%
06          Round Walk Village Apartments L.P. (P) 1% of 99%
06          Santa Alicia Family Housing Associates (P) 1% of 99%
06          Vine Street Court L.P. (P) 1% of 99%
06          Vine Street Court L.P. II (P) 1% of 99%
05       MHIFED 97 COMPANY
05       MHICAL 94 COMPANY
06          MHICAL 94 L.P. (Delaware partnership) 99%LP
07            Mayacamas Village Associates L.P. (P) 99% of 99%
07            Rincon De Los Esteros Associates L.P. (P) 99% of 99%
07            West Capital Courtyard L.P. (P) 99% of 99%
07            Winfield Hill Associates L.P. (P) 99% of 99%
05       MHICAL 94 L.P. (Delaware partnership) 1%GP
06          Mayacamas Village Associates L.P. (P) 1% of 99%
06          Rincon De Los Esteros Associates L.P. (P) 1% of 99%
06          West Capital Courtyard L.P. (P) 1% of 99%
06          Winfield Hill Associates L.P. (P) 1% of 99%
05       MHICAL 95 COMPANY
06          MHICAL 95 L.P. (Delaware partnership) 99%LP
07            Abby Associates L.P. (Windmere) (P) 99% of 99%
07            Antelope Associates L.P. (P) 99% of 99%
07            Baker Park Associates L.P. (P) 99% of 99%
07            Bracher Associates L.P. (P) 99% of 99%
07            Colina Vista L.P. (P) 99% of 99%
07            ECH/HFC GP Partnership No. 2 (P) 43.3%
08               Edison Capital Housing Partners VIII L.P. (P) 18.54%
09                  Catalonia Associates L.P. (P) 99%
09                  Ohlone Housing Associates L.P. (P) 99%
07            Florin Woods Associates L.P. (P) 99% of 99%
07            Mercy Housing California VI L.P. (205 Jones) (P) 99% of 99%
07            Pinmore Associates L.P. (P) 99% of 99%
07            Sunset Creek Partners L.P. (P) 99% of 99%
05       MHICAL 95 L.P. (Delaware partnership) 1%GP
06          Abby Associates L.P. (Windmere) (P) 1% of 99%
06          Antelope Associates L.P. (P) 1% of 99%
06          Baker Park Associates L.P. (P) 1% of 99%
06          Bracher Associates L.P. (P) 1% of 99%
06          Colina Vista L.P. (P) 1% of 99%
06          Florin Woods Associates L.P. (P) 1% of 99%
06          Mercy Housing California VI L.P. (205 Jones) (P) 1% of 99%
06          Pinmore Associates L.P. (P) 1% of 99%
06          Sunset Creek Partners L.P. (P) 1% of 99%
05       MHICAL 96 COMPANY
06          MHICAL 96 L.P. (Delaware partnership) 99%LP
07            ECH/HFC GP Partnership No. 1 (P) 50.4%
08               Edison Capital Housing Partners VII L.P. (P) 19.4%
09                  C-Court L.P. (Cawelti Court) (P) 99%
09                  Cottonwood Affordable Housing L.P. (P) 99%
09                  Fifth & Wilshire (P) 99%
09                  Flagstaff Affordable Housing II, L.P. (Forest View
                    Apts.) (P) 99%
09                  Huff Avenue Associates L.P. (P) 99%
09                  Mountain View Townhomes Associates L.P. (P) 99%
09                  Oak Forest Associates L.P. (P) 99%
09                  Paradise Road Partners L.P. (Gateway Village) (P) 99%
09                  Woodland Arms Apartments, Ltd. (P) 99%
07            Greenway Village Associates L.P. (P) 99% of 99%
07            Kennedy Court Partners L.P. (P) 99% of 99%
07            Klamath Associates L.P. (P) 99% of 99%
07            Monterra Village Associates L.P. (P) 99% of 99%
07            Sky Parkway Housing Associates L.P. (P) 99% of 99%
07            Strobridge Housing Associates L.P. (P) 99% of 99%
07            Westgate Townhomes Associates L.P. (P) 99% of 99%
07            1010 SVN Associates L.P. (P) 99% of 99%
05       MHICAL 96 L.P. (Delaware partnership) 1%GP
06          Greenway Village Associates L.P. (P) 1% of 99%
06          Kennedy Court Partners L.P. (P) 1% of 99%
06          Klamath Associates L.P. (P) 1% of 99%
06          Monterra Village Associates L.P. (P) 1% of 99%
06          Sky Parkway Housing Associates L.P. (P) 1% of 99%
06          Strobridge Housing Associates L.P. (P) 1% of 99%
06          Westgate Townhomes Associates L.P. (P) 1% of 99%
06          1010 SVN Associates L.P. (P) 1% of 99%
05       MHICAL 97 COMPANY
06          MHICAL 97 L.P. 99%LP
07            Alma Place Associates L.P. (P) 99% of 99%
07            ECH/HFC GP Partnership No. 1 (P) 14.7%
08               Edison Capital Housing Partners VII L.P. (P) 19.4%
09                  C-Court L.P. (Cawelti Court) (P) 99%
09                  Cottonwood Affordable Housing L.P. (P) 99%
09                  Fifth & Wilshire (P) 99%
09                  Flagstaff Affordable Housing II, L.P. (Forest View
                    Apts.) (P) 99%
09                  Huff Avenue Associates L.P. (P) 99%
09                  Mountain View Townhomes Associates L.P. (P) 99%
09                  Oak Forest Associates L.P. (P) 99%
09                  Paradise Road Partners L.P. (Gateway Village) (P) 99%
09                  Woodland Arms Apartments, Ltd. (P) 99%
05       MHICAL 97 L.P. 1%GP
06          Alma Place Associates L.P. (P) 1% of 99%
05       Mid-Peninsula Century Village Associates L.P. (Century Village)
         (P) 99%
05       Mid-Peninsula Sharmon Palms Associates L.P. (Sharmon Palms) (P)
         99%
05       Mission Capp L.P. (P) 99%
05       MISSION HOUSING ALPHA
06          Lee Park Investors L.P. (Pennsylvania partnership) 99%
05       MISSION HOUSING BETA
06          Richmond City Center Associates L.P. (P) 99%
05       MISSION HOUSING DELTA
06          MH I L.P. (P) 99%
07            California Park Apartments L.P. (P) 99% of 99%
06          MH II L.P. (P) 99%
07            5363 Dent Avenue Associates L.P. (P) 99% of 99%
06          MH III L.P. (P) 99%
07            DeRose Housing Associates L.P. (P) 99% of 99%
06          MH IV L.P. (P) 99%
07            MPT Apartments L.P. (MacArthur Park) (P) 99% of 99%
06          MH V L.P. (P) 99%
07            Centennial Place L.P. (P) 99% of 99%
05       MISSION HOUSING DENVER
06          Mercantile Square L.P. (P) 99%
06          North Park Village LLC (P) 99%
05       MISSION HOUSING EPSILON
06          Riverside/Liebrandt Partners L.P. (La Playa) (P) 99%
05       MISSION HOUSING GAMMA
06          Del Carlo Court Associates L.P. (P) 99%
05       MISSION HOUSING HOLDINGS (formerly MHIFED 95B Company)
06          Mission Housing Partnership 1996 L.P. 99%LP (formerly MHIFED
            95B L.P.) (Delaware partnership)
07            La Terraza Associates L.P. (Carlsbad Villas at Camino Real)
              (P) 99% of 99%
05 Mission Housing Partnership 1996 L.P. 1%GP (formerly MHIFED 95B L.P.) (Delaware partnership)
06          La Terraza Associates L.P. (Carlsbad Villas at Camino Real)
            (P) 1% of 99%
05       MISSION HOUSING THETA
06          MISSION FUNDING THETA
07            Brantwood II Associates L.P. (P) 0.01%
07            Cedarshores L.P. (P) 0.01%
07            Eastwood Homes L.P. (P) 0.01%
07            El Barrio Academy Urban Renewal Associates, L.P. (P) 0.01%
07            McFarland Press Associates (P) 0.01%
07            Pellettieri Homes Urban Renewal Associates, L.P. (P) 0.01%
07            Persimmon Associates L.P. (P) 0.01%
07            Roebling Village Inn Urban Renewal L.P. (P) 0.01%
07            Sherman Glen, L.L.C. (P) 0.01%
07            Timber Sound, Ltd. (P) 0.01%
07            Timber Sound II, Ltd. (P) 0.01%
07            Villa Maria Housing L.P. (P) 0.01%
07            Woodleaf Village L.P. (P) 0.01%
06          Mission Housing Investors Partnership 5%GP; 95%LP to GECC
07            Forest Winds Associates L.P. (P) 5% of 99%
07            Glen Eden Associates L.P. (P) 5% of 99%
07            Gray's Meadows Investors L.P. (P) 5% of 99%
07            Prince Bozzuto L.P. (Fairground Commons) (Maryland
              partnership) 5% of 99%
07            Rancho Park Associates L.P. (P) 5% of 99%
07            Rustic Gardens Associates L.P. (P) 5% of 99%
07            Sea Ranch Apartments L.P. (P) 5% of 99%
07            Springdale Kresson Associates L.P. (Jewish Federation) (New
              Jersey partnership) 5% of 99%
07            1028 Howard Street Associates L.P. (P) 5% of 99%
05       MISSION HOUSING ZETA
06          Fremont Building L.P. (Crescent Arms) (P) 99%
05       MISSION SA COMPANY
05       Montview Park Apartments (C) 99%
05       Morgan Hill Ranch Housing L.P. (P) 99%
05       Neary Lagoon Partners L.P. (P) 99%
05       New Harbor Vista Apartments (C) 99%
05       Northstar Apartments (C) 99%
05       Oceanside Gardens L.P. (P) 99%
05       Olive Court Apartments L.P. (P) 98.9%
05       Omaha Amber Ridge L.P. (Amber Ridge) (P) 99%
05       Ontario Senior Housing L.P. (Ontario Plaza) (P) 98.9%
05       Open Doors Associates L.P. (West Valley) (P) 99%
05       Pacific Terrace Associates L.P. (C) 99%
05       Pacifica Community Associates L.P. (Villa Pacifica) (P) 99%
05       Palmer House L.P. (P) 99%
05       Pecan Court Associates L.P. (C) 99%
05       Persimmon Associates L.P. (P) 98.99%
05       Pilot Grove L.P. (Massachusetts partnership) 99%
05       Post Office Plaza L.P. (Ohio partnership) 99%
05       Red Lake Homes (C) 99%
05       Riverwalk Apartments (Colorado) (C) 99%
05       Roebling Village Inn Urban Renewal L.P. (P) 98.99%
05       Rosebloom Associates L.P. (Oakshade) (P) 99%
05       San Juan Commons 1996 L.P. (P) 99%
05       San Pablo Senior Housing Associates L.P. (P) 99%
05       San Pedro Gardens Associates L.P. (P) 99%
05       Santa Paulan Senior Apartments Associates L.P.(P) 99%
05       School Court Housing Associates L.P. (C) 99%
05       Sherman Glen, L.L.C. (P) 98.99%
05       South Beach Housing Associates L.P. (Steamboat) (P) 99%
05       South Winery Associates L.P. (The Winery Apartments) (P) 99%
05       Stoney Creek Associates L.P. (P) 99%
05       Studebaker Building L.P. (P) 99%
05       Sultana Acres Associates L.P. (P) 99%
05       Tabor Grand L.P. (Colorado partnership) 99%
05       Terra Cotta Housing Associates L.P. (C) 99%
05       The Cornerstone Building (C) 99%
05       The Josephinum Associates L.P. (Washington partnership) 99%
05       The World Schoolhouse Residences L.P. (C) 99%
05       Thomson Rental Housing, L.P. (Washington Place) (P) 99%
05       Timber Sound, Ltd. (P) 98.99%
05       Timber Sound II, Ltd. (P) 98.99%
05       Trinity Park Apartments L.P. (P) 99%
05       Tuscany Associates L.P. (Tuscany Villa) (P) 99%
05       Venbury Trail L.P. (P) 99%
05       Walnut Avenue Partnership L.P. (P) 99%
05       WGA INVESTORS COMPANY [dead project]
05       Washington Creek Associates L.P. (P) 99%
05       Westfield Condominium Investment L.P. (P) 99%
05       Westport Village Homes Associates L.P. (P) 99%
05       Wheeler Manor Associates L.P. (P) 99%
05       White Mountain Apache Housing (P) 99%
05       Winfield Hill Associates L.P. (P) 99%
05       Woodleaf Village L.P. (P) 98.99%
05       Yanktown Sioux Homes (P) 99%
05       YWCA Villa Nueva Partners L.P. (P) 99%
04     EDISON FUNDING OMICRON GP
05       Olive Court Housing Associates L.P. (P) 0.1%
05       Ontario Senior Housing L.P. (Ontario Plaza) (P) 0.1%
04     EDISON INTEGRATED ENERGY SERVICES (formerly Mission Integrated
       Energy Services)
04     MISSION FIRST ASSET INVESTMENT
04     MISSION FUNDING BETA
04     MISSION FUNDING EPSILON
05 EDISON CAPITAL (BERMUDA) INVESTMENTS, LTD. (formerly Mission (Bermuda) Investments Pi, Ltd.) (Bermuda corporation)
         Address:   Clarendon House, 2 Church Street,
                    Hamilton HM CX, Bermuda
06          Edison Capital LAI (Bermuda) Ltd. (Bermuda corporation)
06          Edison Capital Latin American Investments (Bermuda) Ltd.
            (Bermuda corporation) 50%
05 EDISON CAPITAL LATIN AMERICAN INVESTMENTS HOLDING COMPANY (Delaware corporation)
06          Edison Capital Latin American Investments (Bermuda) Ltd.
            (Bermuda corporation) 50%
05       GEM Energy Company (New York partnership) 50%
05       MISSION FUNDING ALPHA
06          MISSION FUNDING MU
07            EPZ Mission Funding Mu Trust (equity interest in foreign
              utility company) [see 4.01]
05       MISSION FUNDING DELTA
06          MISSION FUNDING NU
07            EPZ Mission Funding Nu Trust (equity interest in foreign
              utility company) [see 4.02]
05       MISSION INVESTMENTS, INC. (U.S. Virgin Islands corporation)
         Address:   ABN Trustcompany, Guardian Building, Havensight,
                    2nd Floor, St. Thomas, U.S. Virgin Islands
05       MISSION (BERMUDA) INVESTMENTS, LTD. (Bermuda corporation)
         Address:   Clarendon House, 2 Church Street,
         Hamilton HM CX, Bermuda
04     MISSION FUNDING GAMMA

04     MISSION FUNDING KAPPA
05       ABB Funding Partners, L.P. (P) 14.27%
04     MISSION FUNDING ZETA
05       Huntington L.P. (New York partnership) 50%
03  EDISON MORTGAGE COMPANY
03  MISSION BARTLETT HILL COMPANY
04     Bartlett Hill Associates L.P. (P) 30% [29%LP, 1%GP]; 100% w/ ECHI
03  MISSION INTERNATIONAL CAPITAL, INC.
03  RENEWABLE ENERGY CAPITAL COMPANY
02 MISSION LAND COMPANY is a California corporation having its principal place of business at 18101 Von Karman Avenue, Suite 800, Irvine, California 92612-1046. It is engaged, directly and through its subsidiaries, in the business of owning, managing and selling industrial parks and other real property investments. The subsidiaries and partnerships of Mission Land Company are listed below. Unless otherwise indicated, all entities are corporations, are organized under the laws of the State of California, and have the same principal place of business as Mission Land Company.

03  ASSOCIATED SOUTHERN INVESTMENT COMPANY
04     Calabasas Park Company (P) (inactive) 79%GP
05       Central Valley/Calabasas L.P. (P) [in dissolution] 50%LP
03  CALABASAS PALATINO, INC.
04     Central Valley/Calabasas L.P. (P) [in dissolution] 50%GP
03  Carol Stream Developers G.P. (Illinois partnership) 60%GP
03  Centrelake Partners, L.P. (limited partnership) 98%GP
03  IRWINDALE LAND COMPANY
04     Mission-Koll I (limited partnership) 4%GP
03  MISSION AIRPORT PARK DEVELOPMENT CO.
04     Carol Stream Developers G.P. (Illinois partnership) 40%GP
04     Centrelake Partners, L.P. (limited partnership) 2%LP
04     Mission-Nexus II, L.P. (limited partnership) 50%GP
04 Mission Vacaville L.P. (limited partnership) (formerly Mission-Messenger Vacaville G.P.) 1%GP
03  MISSION INDUSTRIAL CONSTRUCTORS, INC. (inactive)
03  Mission-Koll I (limited partnership) 96%LP
03  Mission-Nexus II, L.P. (limited partnership) 50%LP
03  Mission-Oceangate (P) (formerly Mission Comstock Crosser Hickey)
    75%GP
03  MISSION/ONTARIO, INC.
03  MISSION SOUTH BAY COMPANY (inactive)
04     Mission-Oceangate (P) (formerly Mission Comstock, Crosser Hickey
       G.P.) 25%GP
03  MISSION TEXAS PROPERTY HOLDINGS, INC.
03  Mission Vacaville L.P. (limited partnership) (formerly Mission-
    Messenger    Vacaville G.P.) 99%LP

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

DOMESTIC:
03  AGUILA ENERGY COMPANY (LP)
04 American Bituminous Power Partners, L.P. (Delaware limited partnership) 49.5%; 50% with Pleasant Valley
05       American Kiln Partners, L.P. (Delaware limited partnership)
03  ANACAPA ENERGY COMPANY (GP)
04     Salinas River Cogeneration Company (P) 50%
03  ARROWHEAD ENERGY COMPANY (inactive)
03  BALBOA ENERGY COMPANY (GP)
04     Smithtown Cogeneration, L.P. (Delaware partnership) 50%; 100%
       w/Kingspark
03  BERGEN POINT ENERGY COMPANY (GP)
04     TEVCO/Mission Bayonne Partnership (Delaware G.P.) 50%
03  BLUE RIDGE ENERGY COMPANY (GP)
04 Bretton Woods Cogeneration, L.P. (Delaware limited partnership) 50%; 100% w/Bretton Woods
03  BRETTON WOODS ENERGY COMPANY (GP & LP)
04     Bretton Woods Cogeneration, L.P. (Delaware L.P.) 50%; 100% w/Blue
       Ridge
03  CAMINO ENERGY COMPANY (GP)
04     Watson Cogeneration Company (general partnership) 49%
03  CAPISTRANO COGENERATION COMPANY (GP)
04     James River Cogeneration Company (North Carolina partnership) 50%
03  CENTERPORT ENERGY COMPANY (GP & LP)
04     Riverhead Cogeneration I, L.P. (Delaware partnership) 50%; 100%
       w/Ridgecrest
03  CHESAPEAKE BAY ENERGY COMPANY (formerly Woodland Energy Company)
    (GP)
04     Delaware Clean Energy Project (Delaware general partnership) 50%
03  CHESTER ENERGY COMPANY (no partners; option Chesapeake,VA)
03  CLAYVILLE ENERGY COMPANY
04     Oconee Energy, L.P. (Delaware L.P.) 50%; 100% w/Coronado
03  COLONIAL ENERGY COMPANY (formerly Hentland Energy Company)
    (inactive)
03  CORONADO ENERGY COMPANY
04     Oconee Energy, L.P. (Delaware L.P.) 50%; 100% w/Clayville
03  CRESCENT VALLEY ENERGY COMPANY (GP)
04     Beowawe Geothermal Power Company (general partnership) 50%
03  DEL MAR ENERGY COMPANY (GP)
04     Mid-Set Cogeneration Company (P) 50%
03  DELAWARE ENERGY CONSERVERS, INC. (Delaware corporation) (inactive)

03  DESERT SUNRISE ENERGY COMPANY (Nevada corporation) (inactive)
03  DEVEREAUX ENERGY COMPANY (LP)
04     Auburndale Power Partners, L.P. (Delaware L.P.) 49%; 50% w/El
       Dorado
03  EASTERN SIERRA ENERGY COMPANY (GP & LP)
04     Saguaro Power Company, L.P. (P) 50%
03  EAST MAINE ENERGY COMPANY (inactive) [dissolving]
03  EDISON MISSION ENERGY FUEL [formerly MISSION ENERGY FUEL COMPANY]
04     EDISON MISSION ENERGY OIL AND GAS [formerly MISSION ENERGY OIL AND
       GAS COMPANY]
05       Four Star Oil & Gas Company (P) 46.85% (owns Lost Hills
         Cogeneration Facility)
04 EDISON MISSION ENERGY PETROLEUM [formerly MISSION ENERGY PETROLEUM COMPANY] (Gas contracts w/ Tex. Gas Mktg)
04     POCONO FUELS COMPANY (inactive)
04     SOUTHERN SIERRA GAS COMPANY
05       TM Star Fuel Company (general partnership) 50%
03  EDISON MISSION ENERGY FUNDING CORP. (Delaware corporation) 1%
03 Edison Mission Energy Interface Ltd. (formerly Edison Mission Energy Canada Ltd. and Mission Energy Canada Corporation) (British Columbia company)
04  The Mission Interface Partnership (Province of Ontario G.P.) 50%
03 EDISON MISSION OPERATION & MAINTENANCE, INC. (formerly Mission Operation and Maintenance, Incorporated) (no partnership)
04     Mission Operations de Mexico, S.A. de C.V. 95%
03  EL DORADO ENERGY COMPANY (GP)
04     Auburndale Power Partners, L.P. (Delaware L.P.) 1%; 50% w/
       Devereaux
03  EMP, INC. (Oregon corporation) (GP & LP)
04     GEO East Mesa Limited Partnership (P) 50%
05       GEO East Mesa Electric Co. (Nevada corp.) (McCabe Plant) 100%
03  FOUR COUNTIES GAS COMPANY (inactive)
03  HANOVER ENERGY COMPANY
04     CHICKAHOMINY RIVER ENERGY CORP. (Virginia corporation) (GP & LP)
05       Commonwealth Atlantic L.P. (Delaware partnership) [see 4.03]
         50%
03  HOLTSVILLE ENERGY COMPANY (GP & LP) (formerly Brookhaven Energy
    Company)
04     Brookhaven Cogeneration, L.P. (Delaware partnership) 50%; 100%
       w/Madera
03  INDIAN BAY ENERGY COMPANY (GP & LP)
04     Riverhead Cogeneration III, L.P. (Delaware partnership) 50%; 100%
       w/Santa Ana
03  JEFFERSON ENERGY COMPANY (GP & LP) (inactive)
03  KINGS CANYON ENERGY COMPANY (inactive)
03  KINGSPARK ENERGY COMPANY (GP & LP)
04     Smithtown Cogeneration, L.P. (Delaware partnership) 50%; 100%
       w/Balboa
03  LAGUNA ENERGY COMPANY (inactive) (former interest in Ambit)
03  LA JOLLA ENERGY COMPANY (inactive) (used for Belridge)
03 LAKE GROVE ENERGY COMPANY (former Mid-County subsidiary) (inactive) 03 LAKEVIEW ENERGY COMPANY
04     Georgia Peaker, L.P. (Delaware L.P.) 50%; 100% w/Silver Springs
03  LEHIGH RIVER ENERGY COMPANY (inactive)
03 LONGVIEW COGENERATION COMPANY (formerly Columbia River Cogeneration Company, formerly Cabrillo Energy Company) (held for Weyerhauser)
03  MADERA ENERGY COMPANY (GP)
04     Brookhaven Cogeneration, L.P. (Delaware partnership) 50%; 100%
       w/Holtsville
03  MADISON ENERGY COMPANY (formerly Sunshine Generators, Inc.) (LP)
04     Gordonsville Energy, L.P. (Delaware partnership) [see 4.04] 49%;
       50% w/Rapidan
03  Mission Capital, L.P. (Delaware L.P.) 3%; MIPS partnership
03  MISSION/EAGLE ENERGY COMPANY (inactive)
03  MISSION ENERGY CONSTRUCTION SERVICES, INC. (formerly Glenwood
    Springs Property, Inc.)
03  MISSION ENERGY HOLDINGS, INC.
04     Mission Capital, L.P. (Delaware L.P.) 97%; MIPS partnership
03  MISSION ENERGY HOLDINGS INTERNATIONAL, INC. (formerly Patapsco
    Energy Company) [holds all the issued and outstanding stock of MEC International B.V.--see INTERNATIONAL section]
03  MISSION ENERGY INDONESIA (formerly Chula Energy Company)
03  MISSION ENERGY MEXICO (inactive) formerly the branch office in
    Mexico (no partnership)
03  MISSION ENERGY NEW YORK, INC. (formerly Allegheny Energy Company)
    (GP & LP)
04 Brooklyn Navy Yard Cogeneration Partners, L.P. (Delaware partnership) [see 4.05] 50%
03  MISSION ENERGY WALES COMPANY (formerly San Jacinto Energy Company)
04     Mission Hydro Limited Partnership (UK limited partnership)
05 EME Generation Holdings Limited (UK limited partnership) 30% [See International section for structure of EME Generation Holdings Ltd.]
03  MISSION ENERGY WESTSIDE, INC. (formerly Sun Coast Energy Company)
03  Mission Operations de Mexico, S.A. de C.V. 5%
03  MISSION TRIPLE CYCLE SYSTEMS COMPANY (GP)
04     Triple Cycle Partnership (Texas G.P.) 50%
03  NORTH JACKSON ENERGY COMPANY (inactive) [held for Akso Salt Proj]
03  NORTHERN SIERRA ENERGY COMPANY (GP)
04     Sobel Cogeneration Company (general partnership) 50%
03  ORTEGA ENERGY COMPANY (Mid-County Cogen gas contracts)
03  PANTHER TIMBER COMPANY (GP)
04     American Kiln Partners, L.P. (Delaware limited partnership) 2%
03  PARADISE ENERGY COMPANY (inactive)
03  PLEASANT VALLEY ENERGY COMPANY (GP)
04 American Bituminous Power Partners, L.P. (Delaware limited partnership) 0.5%; 50% w/Aguila
05       American Kiln Partners, L.P. (Delaware Limited Partnership)
03  PRINCE GEORGE ENERGY COMPANY (LP)
04     Hopewell Cogeneration Limited Partnership (Delaware limited partnership) 24.75%
04     Hopewell Cogeneration Inc. (Delaware corporation) 25%
05       Hopewell Cogeneration Limited Partnership (Delaware limited partnership) 1%
03  QUARTZ PEAK ENERGY COMPANY (LP)
04     Nevada Sun-Peak L.P. (Nevada partnership) [see 4.06] 50%
03  RAPIDAN ENERGY COMPANY (GP)
04     Gordonsville Energy, L.P. (Delaware partnership) [see 4.04] 1%;
       50% w/Madison
03  REEVES BAY ENERGY COMPANY (GP & LP)
04     North Shore Energy L.P. (Delaware partnership) 50%; 100% w/Santa
       Clara
05       Northville Energy Corporation (New York corporation) 100%
03  RIDGECREST ENERGY COMPANY (GP)
04     Riverhead Cogeneration I, L.P. (Delaware partnership) 50%; 100%
       w/Centerport
03  RIO ESCONDIDO ENERGY COMPANY
03  RIVERPORT ENERGY COMPANY (GP & LP)
04     Riverhead Cogeneration II, L.P. (Delaware partnership) 50%; 100%
       w/San Pedro
03  SAN GABRIEL ENERGY COMPANY (inactive) (McKenzie gas contracts)
03  SAN JOAQUIN ENERGY COMPANY (GP)
04     Midway-Sunset Cogeneration Company, L.P. (P) 50%
03  SAN JUAN ENERGY COMPANY (GP)
04     March Point Cogeneration Company (P) 50%
03  SAN PEDRO ENERGY COMPANY (GP)
04 Riverhead Cogeneration II, L.P. (Delaware partnership) 50%; 100% w/Riverport
03  SANTA ANA ENERGY COMPANY (GP)

04     Riverhead Cogeneration III, L.P. (Delaware partnership) 50%; 100%
       w/Indian Bay
03  SANTA CLARA ENERGY COMPANY (GP)
04     North Shore Energy, L.P. (Delaware partnership) 50%; 100% w/Reeves
       Bay
05       Northville Energy Corporation (New York corporation) 100%
03  SILVERADO ENERGY COMPANY (GP)
04     Coalinga Cogeneration Company (P) 50%
03  SILVER SPRINGS ENERGY COMPANY
04     Georgia Peaker, L.P. (Delaware limited partnership) 50%; 100%
       w/Lakeview
03  SONOMA GEOTHERMAL COMPANY (GP & LP)
04     Geothermal Energy Partners Ltd. (P) (Aidlin) 5%LP
03  SOUTH COAST ENERGY COMPANY (GP)
04     Harbor Cogeneration Company (P) 30%
03  SOUTHERN SIERRA ENERGY COMPANY (GP)
04     Kern River Cogeneration Company (general partnership) 50%
03  THOROFARE ENERGY COMPANY (inactive)
03  VIEJO ENERGY COMPANY (GP)
04     Sargent Canyon Cogeneration Company (P) 50%
03  VISTA ENERGY COMPANY (New Jersey corporation) (inactive)
03  WESTERN SIERRA ENERGY COMPANY (GP)
04     Sycamore Cogeneration Company (general partnership) 50%

EME INTERNATIONAL:
04 MEC International B.V. (Netherlands corporation) (Holding Company 100% owned by MEC Holdings International, Inc. (California corp.))
       Address:  Croeselaan 18, 3500 GT Utrecht, The Netherlands
05 Edison Mission Energy Asia Pte Ltd. (formerly Mission Energy Asia Pte Ltd.) (Singapore private company limited by shares) 100% (EME's Regional Asia Pacific Headquarters)
         Address:   391-B Orchard Road, Ngee Ann City, Tower B,
                    14th Floor, #14-08/10, Singapore 238874
06          Edison Mission Energy Asia Pacific Pte Ltd. (Singapore
            corporation) 100%
            Address: 391-B Orchard Road, Ngee Ann City, Tower B, 14th Floor, #14-08/10, Singapore 238874
06          Edison Mission Energy Fuel Company Pte Ltd. (Singapore
            corporation) 100%
            Address: 391-B Orchard Road, Ngee Ann City, Tower B, 14th Floor, #14-08/10, Singapore 238874
06          Edison Mission Operation & Maintenance Services Pte Ltd 100%
            Address: 391-B Orchard Road, Ngee Ann City, Tower B, 14th Floor, #14-08/10, Singapore 238874
06 P.T. Edison Mission Operation and Maintenance Indonesia [formerly P.T. Mission Operation and Maintenance Indonesia (Indonesian company) 99%
            Address:       Jl. Gen. A Yani No. 54
                           Probolinggo, East Java, Indonesia
05       Loy Yang Holdings Pty Ltd (Australia corporation) 100%
         Address:   Southgate Complex, Level 20, Tower East,
                    40 City Road, South Melbourne, Victoria 3205
06 Edison Mission Energy Holdings Pty Ltd (formerly Mission Energy Holdings Pty. Ltd.) (Australian corporation) 100%
            Address:       Southgate Complex, Level 20, Tower East,
                           40 City Road, South Melbourne, Victoria 3205
07 Edison Mission Energy Australia Ltd. (formerly Mission Energy Australia Ltd.) (Australian public company) 100%
              Address:     Southgate Complex, Level 20, Tower East,
                           40 City Road, South Melbourne, Victoria 3205
08               Latrobe Power Partnership (Australian partnership) 1%
09                  Loy Yang B Joint Venture (Australian J.V.) [see 4.09]
                    51%

07            Edison Mission Operation & Maintenance Kwinana Pty Ltd
              (formerly Mission Operations (Kwinana) Pty Ltd) (Australia)
              100% (Operator of Kwinana Project)
              Address:     Southgate Complex, Level 20, Tower East,
                           40 City Road, South Melbourne, Victoria 3205
07            Edison Mission Operation & Maintenance Loy Yang Pty Ltd
              (formerly Mission Energy Management Australia Pty. Ltd.)
              (Australian corporation) 100%
              Address:  P.O. Box 1792, Traralgon, Victoria 3844,Australia
07            Mission Energy Holdings Superannuation Fund Pty Ltd.
              (retirement fund required by Australia law) 100%
07            Mission Energy (Kwinana) Pty Ltd (Australia) 100%
              Address:     Southgate Complex, Level 20, Tower East,
                           40 City Road, South Melbourne, Victoria 3205
08               Kwinana Power Partnership (Australian G.P.) 1%
                 Address:  Level 23, St. Martins Tower
                 44 St George's Terrace, Perth WA 6000
06          Latrobe Power Pty. Ltd. (Australian corporation) 1%
07            Mission Victoria Partnership (Australian partnership)
              52.31%
08               Latrobe Power Partnership (Australian partnership) 99%
09                  Loy Yang B Joint Venture (Australian J.V.) [see 4.09]
                    51%
06          Mission Energy Ventures Australia Pty. Ltd. (Australian
            company) 100%
            Address:       Southgate Complex, Level 20, Tower East,
                           40 City Road, South Melbourne, Victoria 3205
07            Mission Victoria Partnership (Australian partnership) 1%
08               Latrobe Power Partnership (Australian partnership) 99%
09                  Loy Yang B Joint Venture (Australian J.V.) [see 4.09]
                    51%
06          Traralgon Power Pty. Ltd. (Australian corporation) 1%
            Address:       Southgate Complex, Level 20, Tower East,
                           40 City Road, South Melbourne, Victoria 3205
07            Mission Victoria Partnership (Australian partnership)
              46.69%
08               Latrobe Power Partnership (Australian partnership) 99%
09                  Loy Yang B Joint Venture (Australian J.V.) [see 4.09]
                    51%
05 Edison Mission Energy International B.V. (formerly MEC Mission B.V.) (Netherlands company) 99%
         Address:   Croeselaan 18, 3500 GT Utrecht, The Netherlands
05       EME Victoria B.V. 100%
05 Hydro Energy B.V. (Netherlands limited liability company) (formerly Continfin Management B.V.) 10%
         Address:   Croeselaan 18, 3500 GT Utrecht, The Netherlands
06          Iberica de Energias, S.A. (Spain corp) 100% (equity) [see
            4.07]
            Address:       Paseo de Gracia 18, Planta 4, 08007,
                    Barcelona, Spain
07            Electrometalurgica del Ebro, S.A. ("EMESA") (Spain
              corporation) (equity) [see 4.08] 91%
              Address:     Paseo de Gracia 18, Planta 4, 08007,
                    Barcelona, Spain
08               Monasterio de Rueda, S.L. (Spain) 100%
                 Address:  Paseo de Gracia 18, Planta 4, 08007,
                           Barcelona, Spain
05 Iberian Hy-Power Amsterdam B.V. (Netherlands limited liability company) 100%
         Address:  Strawinskylaan 1725, Amsterdam, NOORD-HOLL 1077 XX
06          Aprohiso S.A. (Spain corporation) (inactive) 100%
            Address:       Paseo de Gracia 18, Planta 4, 08007,
                           Barcelona, Spain

06          Hydro Energy B.V. (Netherlands company) 90%
07            Iberica de Energias, S.A. (Spain corporation) 100% [see
              4.07]
08               Electrometalurgica del Ebro, S.A. ("EMESA") (Spain
                 corporation) [see 4.08] 91%
09                  Monasterio de Rueda, S.L. (Spain) 100%
06          Saltos del Porma, S.A.
05       Latrobe Power Pty. Ltd. (Australian corporation) 99%
         Address:   Southgate Complex, Level 20, Tower East,
                    40 City Road, South Melbourne, Victoria 3205
06          Mission Victoria Partnership (Australian partnership) 52.31%
            (100% w/ Traralgon PPL 46.69% and MEVALP 1%)
07            Latrobe Power Partnership (Australian partnership) 99%
08 Loy Yang B Joint Venture (Australian joint venture) [see 4.09] 51%; 49% to Gippsland
05       MEC Esenyurt B.V. (Netherlands company) (Doga Project) 99%
         Address:     Croeselaan 18, 3500 GT Utrecht, The Netherlands
06          Doga Enerji Uretim Sanayi ve Ticaret Anomin Sirketi (Turkish
            corporation) 80%
            Address:       Merkez Man, Mahallesi Caddesi 11/8,
                           Esenyurt, Istanbul, Turkey
06          Doga Isi Satis Hizmetteri Ticaret L.S. (Turkish corporation)
            80%
            Address:       Merkez Man, Mahallesi Caddesi 11/8,
                           Esenyurt, Istanbul, Turkey
06          Doga Isletme ve Bakim Ticaret L.S. (Turkish corporation) 80%
            Address:       Merkez Man, Mahallesi Caddesi 11/8,
                           Esenyurt, Istanbul, Turkey
05       MEC IES B.V. (formerly MEC ESA B.V.) (Netherlands company)
         (ISAB Project) 99%
         Address:     Croeselaan 18, 3500 GT Utrecht, The Netherlands
06          ISAB Energy Services s.r.l. 49% (services co ISAB Project)
05       MEC India B.V. (Netherlands company) (Jojobera Project) 99%
         Address:     Croeselaan 18, 3500 GT Utrecht, The Netherlands
06          Edison Mission Energy Power (Mauritius corporation) (formerly
            Mission Energy, formerly Mission Energy Jojobera) (Branch
            office in India)
            Address:       Louis Leconte Street, Curepipe, Mauritius
05       MEC Indo Coal B.V. (Netherlands company) (Adaro Project) 99%
         Address:     Croeselaan 18, 3500 GT Utrecht, The Netherlands
06          P. T. Adaro Indonesia 10%
            Address:       Suite 704, World Trade Centre, Jl. Jend.
                      Sudirman Kav. 31, Jakarta 12920 Indonesia
05       MEC Indonesia B.V. (Netherlands company) 99%
         Address:     Croeselaan 18, 3500 GT Utrecht, The Netherlands
06          P. T. Paiton Energy Company (Indonesia company) (equity)
            (Paiton Project) [see 4.10] 40%
            Address:       Mid Plaza 2, 15th Floor, Jl. Jend.
                           Sudirman Kav. 10-11, Jakarta 10220 Indonesia
05       MEC International Holdings B.V. (Netherlands corp) 100%
         Address:     Croeselaan 18, 3500 GT Utrecht, The Netherlands
06          Edison Mission Energy International B.V. (formerly MEC
            Mission B.V.) (Netherlands company) 1%
06          MEC Esenyurt B.V. (Netherlands company) (Doga Project) 1%
07            Doga Enerji Uretim Sanayi ve Ticaret Anomin Sirketi
              (Turkish corporation)
07            Doga Isi Satis Hizmetteri Ticaret L.S. (Turkish
              corporation) 80%
07            Doga Isletme ve Bakim Ticaret L.S. (Turkish corporation)
              80%
06          MEC IES B.V. (Netherlands company) (ISAB Project) 1%
07            ISAB Energy Services s.r.l.
06          MEC India B.V. (Netherlands company) 1%

07               Edison Mission Energy Power (Mauritius corporation)
                 (formerly Mission Energy, formerly Mission Energy
                 Jojobera)
06          MEC Indo Coal B.V. (Netherlands company) (Adaro Project) 1%
07            P. T. Adaro Indonesia 10%
06          MEC Indonesia B.V. (Netherlands company) 1%
07            P. T. Paiton Energy Company (Indonesia company) (equity)
              (Paiton Project) [see 4.10] 40%
06          MEC Laguna Power B.V. (Netherlands company) (Thailand
            Project) 1%
07            Gulf Power Generation Co. Ltd. (Bangkok corporation) 40%
06          MEC Perth B.V. (Netherlands company) (Kwinana Project) 1%
07            Kwinana Power Partnership (Australian G.P.) [See 4.13]
06          MEC Priolo B.V. (Netherlands company) (ISAB Project) 1%
07            ISAB Energy, s.r.l. (Italian J.V. company) (equity) [see
              4.11] 1% of 49% (quota, not shares)
06          MEC San Pascual B.V. (Netherlands company) 1%
07            San Pascual Cogeneration Company International B.V.
06          MEC Sidi Krir B.V. [formerly MEC Colombia B.V.] (Netherlands company) 1%
06          MEC Sumatra B.V. (formerly MEC Turkey B.V.) (Netherlands
            company) 1%
06          MEC Wales B.V. (formerly MEC Global Services B.V.)
            (Netherlands Company) 1%
07            Mission Hydro Limited Partnership (UK limited partnership)
08               EME Generation Holdings Limited (UK company) 100%
09                  Loyvic Pty Ltd. (Australia company) 100%
10                    Energy Capital Partnership (Australia partnership)
                      1%
11                       Enerloy Pty Ltd. (Australia company) 100%
09                  EME Victoria Generation Limited (UK company) 100%
10                    Energy Capital Partnership (Australia partnership
                      98%
11                       Enerloy Pty Ltd. (Australia company) 100%
10                    Mission Energy Development Australia Pty Ltd
11                       Gippsland Power Pty Ltd 100%
12                         Loy Yang B Joint Venture 49%
09                  Energy Capital Partnership (Australia partnership)
                    1%LP
10                    Enerloy Pty Ltd. (Australia company) 100%
09                  First Hydro Holdings Company (Australia partnership)
                    99%
10                    First Hydro Company [see 4.12] 99%
10                    First Hydro Finance plc
11                       First Hydro Company [see 4.12] 1%
06          Mission Energy Italia s.r.l. 10% (Office in Italy)
06          P.T. Edison Mission Operation and Maintenance Indonesia
            [formerly P.T. Mission Operation & Maintenance Indonesia
            (Indonesian company) 1%
05       MEC Laguna Power B.V. (Netherlands co) (Malaya Project) 99%
         Address:     Croeselaan 18, 3500 GT Utrecht, The Netherlands
06          Gulf Power Generation Co. Ltd. (Bangkok corporation) 40%
            Address: 888/101 Mahatun Plaza Tower, 10th Floor, Ploenchit,
                      Lumphini, Patumwan, Bangkok 10330
05       MEC Perth B.V. (Netherlands company) (Kwinana Project) 99%
06          Kwinana Power Partnership (Australian G.P.) 99% [See 4.13]
            Address:       Level 23, St. Martins Tower
                           44 St George's Terrace, Perth WA 6000
05       MEC Priolo B.V. (Netherlands company) (ISAB Project) 99%
         Address:     Croeselaan 18, 3500 GT Utrecht, The Netherlands
06          ISAB Energy, s.r.l. (Italian J.V. company) (equity) [see
            4.11] 99% of 49% (quota, not shares)
            Address:       Corso Gelone No. 103, Siracusa, Sicily, Italy

05       MEC San Pascual B.V. (Netherlands company) 99%
         Address:     Croeselaan 18, 3521 GT Utrecht, The Netherlands
06          San Pascual Cogeneration Company International B.V. 50%
            Address:       Croeselaan 18, 3521 GT Utrecht, The Netherlands
05       MEC Sidi Krir B.V. [formerly MEC Colombia B.V.] (Netherlands company) 99%
         Address:     Croeselaan 18, 3500 GT Utrecht, The Netherlands
05       MEC Sumatra B.V. (formerly MEC Turkey B.V.) (Netherlands
         company) 99%
         Address:  Croeselaan 18, 3500 GT Utrecht, The Netherlands
05       MEC Wales B.V. (formerly MEC Global Services, B.V.)(Netherlands company) 99%
         Address:  Croeselaan 18, 3500 GT Utrecht, The Netherlands
06          Mission Hydro Limited Partnership 69%
            Address:       Lansdowne House, Berkeley Square,
                           London W1X5DH England
07            EME Generation Holdings Limited (UK company) 100%
08               Loyvic Pty Ltd. (Australia company) 100%
09                  Energy Capital Partnership (Australia partnership) 1%
10                    Enerloy Pty Ltd. (Australia company) 100%
08               EME Victoria Generation Limited (UK company) 100%
09                  Energy Capital Partnership (Australia partnership 98%
10                    Enerloy Pty Ltd. (Australia company) 100%
09                  Mission Energy Development Australia Pty Ltd
10                    Gippsland Power Pty Ltd 100%
11                       Loy Yang B Joint Venture 49%
08               Energy Capital Partnership (Australia partnership) 1%LP
09                  Enerloy Pty Ltd. (Australia company) 100%
08               First Hydro Holdings Company (Australia partnership) 99%
                 Address:  Lansdowne House, Berkeley Square,
                           London W1X5DH England
09                  First Hydro Company [see 4.12] 99%
                    Address:      Bala House, St. David's Park
                                  Ewloe, Dlwyd, Wales CH5 3XJ
09                  First Hydro Finance plc 100%
                    Address:      Lansdowne House, Berkeley Square,
                                  London W1X5DH England
10                    First Hydro Company [see 4.12] 1%
                      Address:    Bala House, St. David's Park
                                  Ewloe, Dlwyd, Wales CH5 3XJ
05 Mission Energy Company (UK) Limited (United Kingdom private limited company) 100%
         Address:     Lansdowne House, Berkeley Square,
                      London W1X5DH England
06 Derwent Cogeneration Limited (United Kingdom private limited liability company) (equity) [see 4.14] 33%
            Address:       Lansdowne House, Berkeley Square,
                           London W1X5DH England
06 Edison Mission Energy Limited (formerly Mission Energy Limited) (UK private limited company) 100%
            Address:       Lansdowne House, Berkeley Square,
                           London W1X5DH England
06 Edison Mission Operation & Maintenance Limited (a United Kingdom corporation) 100%
            Address:       Lansdowne House, Berkeley Square,
                           London W1X5DH England
06          Mission Energy Services Limited (UK private limited company)
            100%
            Address:       Lansdowne House, Berkeley Square,
                           London W1X5DH England
06          Mission Hydro (UK) Limited 100%
            Address:       Lansdowne House, Berkeley Square,
                           London W1X5DH England

07            First Hydro Holdings Company 1%
08               First Hydro Company [see 4.12] 99%
08               First Hydro Finance plc 100%
09                     First Hydro Company [see 4.12] 1%
07            Mission Hydro Limited Partnership 1%GP
08               EME Generation Holdings Limited (UK company) 100%
09                  Loyvic Pty Ltd. (Australia company) 100%
10                    Energy Capital Partnership (Australia partnership)
                      1%
11                       Enerloy Pty Ltd. (Australia company) 100%
09                  EME Victoria Generation Limited (UK company) 100%
10                    Energy Capital Partnership (Australia partnership
                      98%
11                       Enerloy Pty Ltd. (Australia company) 100%
10                    Mission Energy Development Australia Pty Ltd
11                       Gippsland Power Pty Ltd 100%
12                         Loy Yang B Joint Venture 49%
09                  Energy Capital Partnership (Australia partnership)
                    1%LP
10                    Enerloy Pty Ltd. (Australia company) 100%
09                  First Hydro Holdings Company (Australia partnership)
                    99%
10                    First Hydro Company [see 4.12] 99%
10                    First Hydro Finance plc 99%
11                       First Hydro Company [see 4.12] 1%
06 Mission (No. 2) Limited (UK private limited company) (formerly Mowlem Power Ltd.) 100%
            Address:   Lansdowne House, Berkeley Square,
                       London W1X5DH England
06          Pride Hold Limited (United Kingdom corporation) 99%
            Address:   Lansdowne House, Berkeley Square,
                       London W1X5DH England
07            Lakeland Power Ltd. (United Kingdom private limited
              liability company) [see 4.15] 80%
              Address:     Roosecote Power Station, Barrow-In-Furness,
                           Cumbria, England LA13 OPX
07            Lakeland Power Development Company (UK corporation) 100%
              Address:     Lansdowne House, Berkeley Square,
                           London W1X5DH England
05       Mission Energy Italia s.r.l. 90% Representative Office in Italy
         Address:  Villa Brasini, Via Flaminia 497, 00191 Rome Italy
05       Pride Hold Limited (United Kingdom corporation) 1%
         Address:   Lansdowne House, Berkeley Square,
                    London W1X5DH England
06 Lakeland Power Ltd. (United Kingdom private limited liability company) [see 4.15] 80%
              Address:     Roosecote Power Station, Barrow-In-Furness,
                           Cumbria, England LA13 OPX
06          Lakeland Power Development Company (UK corporation) 100%
            Address:       Lansdowne House, Berkeley Square,
                           London W1X5DH England
05       Traralgon Power Pty. Ltd. (Australian corporation) 99%
         Address:   Southgate Complex, Level 20, Tower East,
                    40 City Road, South Melbourne, Victoria 3205
06 Mission Victoria Partnership (Australian partnership) 46.69% (100% w/ Latrobe PPL 52.31% and MEVALP 1%)
07            Latrobe Power Partnership (Australian partnership)
08               Loy Yang B Joint Venture (Australian J.V.) [see 4.09]
                 51%; 49% to Gippsland

<PAGE 22>