Form 10-K/A
period 1997-12-31
EDISON INTERNATIONAL
filed 1998-03-26
CIK 827052

PAGE

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

(1)     Designated portions of the Annual Report
        to Shareholders for the year ended
        December 31, 1997. . . . . . . . . . . . . . . .  Parts I, II and IV
(2)     Designated portions of the Joint Proxy
        Statement relating to registrant's 1998
        Annual Meeting of Shareholders . . . . . . . . .  Part III
PAGE

                                        EDISON INTERNATIONAL

                                             FORM 10-K/A

The undersigned registrant hereby amends its 1997 Form 10-K solely for the purpose of replacing Exhibit 10.18 (Consulting Arrangement with Howard P. Allen).

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Edison International
                                           (Registrant)



                                           KENNETH S. STEWART
                                      By:  -------------------------
                                           KENNETH S. STEWART
                                           Assistant General Counsel


Date:  March 26, 1998


                                            EXHIBIT INDEX

Exhibit
Number                        Description
-------                       -----------

10.18                         Consulting Arrangement with Howard P. Allen
PAGE

                                                               EXHIBIT 10.18

                  RESOLUTION OF THE BOARD OF DIRECTORS OF

                        EDISON INTERNATIONAL

                       Adopted:  May 15, 1997


                    RE:  DIRECTOR RESIGNATION


WHEREAS, Howard P. Allen has tendered his resignation as a director of this corporation eleven months early and after a long and distinguished career as an employee and director; and

WHEREAS, the Board of Directors of this corporation desires that Mr. Allen remain available to the corporation for advice and consultation;

NOW, THEREFORE, BE IT RESOLVED, that Mr. Allen's early resignation is accepted with regret.

BE IT FURTHER RESOLVED, that this corporation will pay its allocable share of a $40,000 fee to be credited to Mr. Allen's account in the Director Deferred Compensation Plan in consideration of his agreement to remain available to this corporation and Southern California Edison Company for advice and consultation for a period of four years, and that his nonqualified plan benefits will commence payment in accordance with the terms of the applicable plans as if Mr. Allen retired from the Board of Directors of this corporation on April 16, 1998.

BE IT FURTHER RESOLVED, that the Chief Executive Officer or the Vice President of Human Resources is authorized to execute any agreement or other document, or take any other action deemed necessary or appropriate in his or her discretion, to implement the intent of this resolution.



APPROVED:


John E. Bryson
--------------------------------------------
John E. Bryson
Chairman of the Board



Bryant C. Danner
--------------------------------------------
Bryant C. Danner
Executive Vice President and General Counsel