Form 10-Q
period 1998-09-30
EDISON INTERNATIONAL
filed 1998-11-02
CIK 827052

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

     /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                  September 30, 1998
                               ------------------------------------------------
                                       OR

     / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to
                               ------------------     --------------------------

                          Commission File Number 1-9936

                              EDISON INTERNATIONAL
             (Exact name of registrant as specified in its charter)

                  CALIFORNIA                             95-4137452
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

Yes   X          No ___

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                Class                         Outstanding at October 29, 1998
---------------------------------------    ------------------------------------
     Common Stock, no par value                         352,708,197

EDISON INTERNATIONAL

                                      INDEX
                                                                       Page
                                                                         No
                                                                       ----
Part I.  Financial Information:

    Item 1.  Consolidated Financial Statements:

        Consolidated Statements of Income -- Three and Nine
             Months Ended September 30, 1998, and 1997                    1

        Consolidated Statements of Comprehensive Income -- Three
             and Nine Months Ended September  30, 1998, and 1997          1

        Consolidated Balance Sheets -- September 30, 1998,
             and December 31, 1997                                        2

        Consolidated Statements of Cash Flows -- Nine Months
             Ended September 30, 1998, and 1997                           4

        Notes to Consolidated Financial Statements                        5

    Item 2.  Management's Discussion and Analysis of Results
                  of Operations and Financial Condition                  12

Part II.  Other Information:

    Item 1.  Legal Proceedings                                           27

    Item 6.  Exhibits and Reports on Form 8-K                            33

EDISON INTERNATIONAL

PART I -- FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
In thousands, except per-share amounts

                                                           3 Months Ended                     9 Months Ended
                                                            September 30,                      September 30,
-----------------------------------------------------------------------------------------------------------------------
                                                          1998           1997                1998          1997
-----------------------------------------------------------------------------------------------------------------------
                                                                                (Unaudited)
Sales to ultimate consumers                           $2,258,782        $2,349,316       $5,336,067      $5,740,733
Sales to power exchange                                  687,171                --          990,856              --
Other                                                    110,710            84,210          274,896         232,161
-----------------------------------------------------------------------------------------------------------------------
Total electric utility revenue                         3,056,663         2,433,526        6,601,819       5,972,894
Diversified operations                                   384,156           304,255          991,279         932,797
-----------------------------------------------------------------------------------------------------------------------
Total operating revenue                                3,440,819         2,737,781        7,593,098       6,905,691
-----------------------------------------------------------------------------------------------------------------------
Fuel                                                     101,438           463,069          369,018         857,630
Purchased power  -- contracts                            908,407           900,781        2,010,269       2,117,116
Purchased power  -- power exchange                     1,080,910                --        1,424,694              --
Provisions for regulatory adjustment clauses -- net     (447,676)         (185,416)        (289,314)       (277,439)
Other operating expenses                                 626,763           438,553        1,576,464       1,226,558
Maintenance                                              104,363            89,883          304,929         302,885
Depreciation, decommissioning and amortization           408,766           342,422        1,224,120       1,024,799
Income taxes                                             175,816           186,116          411,544         395,732
Property and other taxes                                  32,460            32,338          106,416         105,329
Loss (gain) on sale of utility plant                      89,939              (271)        (529,099)         (3,105)
-----------------------------------------------------------------------------------------------------------------------
Total operating expenses                               3,081,186         2,267,475        6,609,041       5,749,505
-----------------------------------------------------------------------------------------------------------------------
Operating income                                         359,633           470,306          984,057       1,156,186
-----------------------------------------------------------------------------------------------------------------------
Provision for rate phase-in plan                              --           (13,218)              --         (35,908)
Allowance for equity funds used during construction        3,051             1,691            8,740           5,591
Interest and dividend income                              28,202            21,996           83,996          56,987
Minority interest                                            279              (779)          (2,088)        (38,468)
Other nonoperating income (deductions) -- net             11,988           (20,419)          (6,317)        (30,153)
-----------------------------------------------------------------------------------------------------------------------
Total other income (deductions) -- net                    43,520           (10,729)          84,331         (41,951)
-----------------------------------------------------------------------------------------------------------------------
Income before interest and other expenses                403,153           459,577        1,068,388       1,114,235
-----------------------------------------------------------------------------------------------------------------------
Interest on long-term debt                               165,802           144,139          492,420         448,947
Other interest expense                                    19,036            34,001           60,568          90,261
Allowance for borrowed funds used during
   construction                                           (2,076)           (2,036)          (5,947)         (6,733)
Capitalized interest                                      (4,822)           (3,381)         (13,187)        (11,457)
Dividends on subsidiary preferred securities               8,916            10,063           28,924          32,593
-----------------------------------------------------------------------------------------------------------------------
Total interest and other expenses -- net                 186,856           182,786          562,778         553,611
-----------------------------------------------------------------------------------------------------------------------
Net income                                            $  216,297        $  276,791       $  505,610      $  560,624
-----------------------------------------------------------------------------------------------------------------------
Weighted-average shares of common stock
   outstanding                                           353,285           394,076          361,417         407,133
Basic earnings per share                                    $.61              $.70            $1.40           $1.38
Diluted earnings per share                                  $.60              $.70            $1.38           $1.37
Dividends declared per common share                         $.26              $.25             $.78          $  .75

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
In thousands
                                                           3 Months Ended                     9 Months Ended
                                                            September 30,                             September 30,
-----------------------------------------------------------------------------------------------------------------------
                                                        1998           1997                1998           1997
-----------------------------------------------------------------------------------------------------------------------
                                                                               (Unaudited)
Net income                                            $216,297       $276,791            $505,610         $560,624
Cumulative translation adjustments -- net                6,913        (17,058)              7,646          (36,689)
Unrealized gain (loss) on securities -- net            (24,665)         8,182              (9,267)          22,630
-----------------------------------------------------------------------------------------------------------------------
Comprehensive income                                  $198,545       $267,915            $503,989         $546,565
-----------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

EDISON INTERNATIONAL

CONSOLIDATED BALANCE SHEETS
In thousands

                                                                          September 30,            December 31,
                                                                               1998                    1997
-----------------------------------------------------------------------------------------------------------------------

ASSETS                                                                    (Unaudited)
Transmission and distribution:
   Utility plant, at original cost, subject to
      cost-based rate regulation                                             $11,591,649            $11,213,352
   Accumulated provision for depreciation                                     (5,841,948)            (5,573,742)
   Construction work in progress                                                 504,388                492,614
-----------------------------------------------------------------------------------------------------------------------
                                                                               6,254,089              6,132,224
-----------------------------------------------------------------------------------------------------------------------

Generation:
   Utility plant, at original cost,
      not subject to cost-based rate regulation                                1,728,929              9,522,127
   Accumulated provision for depreciation,
      decommissioning and amortization                                          (923,158)            (4,970,137)
   Construction work in progress                                                  78,181                100,283
   Nuclear fuel, at amortized cost                                               141,569                154,757
-----------------------------------------------------------------------------------------------------------------------
                                                                               1,025,521              4,807,030
-----------------------------------------------------------------------------------------------------------------------
Total utility plant                                                            7,279,610             10,939,254
-----------------------------------------------------------------------------------------------------------------------

Nonutility property -- less accumulated provision for
  depreciation of $278,253 and $238,386 at respective dates                    3,075,243              3,178,375
Nuclear decommissioning trusts                                                 2,013,293              1,831,460
Investments in partnerships and
  unconsolidated subsidiaries                                                  1,379,371              1,340,853
Investments in leveraged leases                                                1,569,635                959,646
Other investments                                                                579,090                260,427
-----------------------------------------------------------------------------------------------------------------------
Total other property and investments                                           8,616,632              7,570,761
-----------------------------------------------------------------------------------------------------------------------
Cash and equivalents                                                           1,195,954              1,906,505
Receivables, including unbilled revenue, less allowances of
  $21,204 and $26,722 for uncollectible accounts at respective dates           1,407,221              1,077,671
Fuel inventory                                                                    50,561                 58,059
Materials and supplies, at average cost                                          121,408                132,980
Accumulated deferred income taxes -- net                                         271,683                123,146
Regulatory balancing accounts -- net                                             407,536                193,311
Prepayments and other current assets                                             207,295                105,811
-----------------------------------------------------------------------------------------------------------------------
Total current assets                                                           3,661,658              3,597,483
-----------------------------------------------------------------------------------------------------------------------
Unamortized nuclear investment -- net                                          2,387,998                     --
Unamortized debt issuance and reacquisition expense                              356,018                359,304
Rate phase-in plan                                                                    --                  3,777
Income tax-related deferred charges                                            1,454,606              1,543,380
Other deferred charges                                                         1,258,452              1,087,108
-----------------------------------------------------------------------------------------------------------------------
Total deferred charges                                                         5,457,074              2,993,569
-----------------------------------------------------------------------------------------------------------------------
Total assets                                                                 $25,014,974            $25,101,067
-----------------------------------------------------------------------------------------------------------------------




   The accompanying notes are an integral part of these financial statements.

EDISON INTERNATIONAL

CONSOLIDATED BALANCE SHEETS
In thousands, except share amounts

                                                                            September 30,          December 31,
                                                                                 1998                  1997
-----------------------------------------------------------------------------------------------------------------------

CAPITALIZATION AND LIABILITIES                                               (Unaudited)

Common shareholders' equity:
   Common stock (352,708,197 and 375,764,429
      shares outstanding at respective dates)                                 $2,122,245            $ 2,260,974
   Accumulated other comprehensive income:
      Cumulative translation adjustments -- net                                   38,102                 30,456
      Unrealized gain in equity securities -- net                                 50,763                 60,030
   Retained earnings                                                           2,882,897              3,175,883
-----------------------------------------------------------------------------------------------------------------------
                                                                               5,094,007              5,527,343
-----------------------------------------------------------------------------------------------------------------------

Preferred securities of subsidiaries:
   Not subject to mandatory redemption                                           128,755                183,755
   Subject to mandatory redemption                                               405,700                425,000
Long-term debt                                                                 8,290,435              8,870,781
-----------------------------------------------------------------------------------------------------------------------
Total capitalization                                                          13,918,897             15,006,879
-----------------------------------------------------------------------------------------------------------------------
Other long-term liabilities                                                      515,930                479,637
-----------------------------------------------------------------------------------------------------------------------
Current portion of long-term debt                                                912,322                868,026
Short-term debt                                                                  305,599                329,550
Accounts payable                                                                 685,863                441,049
Accrued taxes                                                                    861,755                576,841
Accrued interest                                                                 109,951                131,885
Dividends payable                                                                 91,943                 95,146
Deferred unbilled revenue and other current liabilities                        1,516,769              1,285,679
-----------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                      4,484,202              3,728,176
-----------------------------------------------------------------------------------------------------------------------
Accumulated deferred income taxes -- net                                       4,352,343              4,085,296
Accumulated deferred investment tax credits                                      327,698                350,685
Customer advances and other deferred credits                                   1,400,879              1,441,303
-----------------------------------------------------------------------------------------------------------------------
Total deferred credits                                                         6,080,920              5,877,284
-----------------------------------------------------------------------------------------------------------------------
Minority interest                                                                 15,025                  9,091
-----------------------------------------------------------------------------------------------------------------------

Commitments and contingencies
(Notes 1 and 2)









Total capitalization and liabilities                                         $25,014,974            $25,101,067
------------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

EDISON INTERNATIONAL

CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands

                                                                                        9 Months Ended
                                                                                         September 30,
------------------------------------------------------------------------------------------------------------------------
                                                                                1998                      1997
------------------------------------------------------------------------------------------------------------------------

                                                                                          (Unaudited)
Cash flows from operating activities:
Net income                                                                  $  505,610                $  560,624
Adjustments for non-cash items:
   Depreciation, decommissioning and amortization                            1,224,120                 1,024,799
   Other amortization                                                          123,953                    60,582
   Rate phase-in plan                                                            3,777                    34,483
   Deferred income taxes and investment tax credits                            170,246                     4,499
   Equity in income from partnerships and unconsolidated
      subsidiaries                                                            (160,710)                 (164,170)
   Other long-term liabilities                                                  36,293                    80,809
   Regulatory asset related to the sale of utility plant                      (219,301)                       --
   Net gains on sale of oil and gas plant                                     (551,984)                       --
   Other -- net                                                               (214,286)                  (83,113)
Changes in working capital:
   Receivables                                                                (351,185)                 (283,344)
   Regulatory balancing accounts                                              (214,225)                 (282,423)
   Fuel inventory, materials and supplies                                       19,070                    20,957
   Prepayments and other current assets                                        (91,469)                  (45,063)
   Accrued interest and taxes                                                  262,980                   277,924
   Accounts payable and other current liabilities                              533,401                   218,830
Distributions from partnerships and unconsolidated subsidiaries                117,108                   126,411
------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                    1,193,398                 1,551,805
------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Long-term debt issued                                                          944,916                 1,474,873
Long-term debt repaid                                                       (1,287,354)               (2,011,200)
Common stock repurchased                                                      (653,740)                 (884,686)
Preferred securities redeemed                                                  (74,300)                 (100,000)
Rate reduction notes repaid                                                   (161,070)                       --
Nuclear fuel financing -- net                                                  (11,478)                  (12,628)
Short-term debt financing -- net                                               (23,951)                1,046,208
Dividends paid                                                                (281,870)                 (310,354)
Other -- net                                                                       367                     4,708
------------------------------------------------------------------------------------------------------------------------
Net cash used by financing activities                                       (1,548,480)                 (793,079)
------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Additions to property and plant                                               (622,625)                 (514,396)
Proceeds from sale of plant                                                  1,200,213                   151,267
Funding of nuclear decommissioning trusts                                     (118,196)                 (109,202)
Investments in partnerships and unconsolidated subsidiaries                    (85,007)                 (219,819)
Unrealized gain (loss) on securities -- net                                     (9,267)                   22,630
Investment in subsidiaries                                                    (258,000)                       --
Investments in leveraged leases                                               (458,509)                 (326,950)
Other -- net                                                                    (4,078)                  (73,830)
------------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                         (355,469)               (1,070,300)
------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and equivalents                                          (710,551)                 (311,574)
Cash and equivalents, beginning of period                                    1,906,505                   896,594
------------------------------------------------------------------------------------------------------------------------
Cash and equivalents, end of period                                         $1,195,954                $  585,020
------------------------------------------------------------------------------------------------------------------------


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

As a result of industry restructuring legislation enacted by the State of California and a related change in the application of accounting principles for rate-regulated enterprises adopted by the Financial Accounting Standards Board's Emerging Issues Task Force, during the third quarter of 1997, Southern California Edison Company (SCE) began accounting for its investments in generation facilities in accordance with accounting principles applicable to enterprises in general, and Edison International's balance sheets display a separate caption for its investments in generation. Application of such accounting principles to SCE's generation assets did not result in any adjustment of their carrying value; however, SCE's nuclear investments were reclassified as a regulatory asset in second quarter 1998.

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

Certain prior-period amounts were reclassified to conform to the September 30, 1998, financial statement presentation.

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

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Rate Reduction Notes -- In December 1997, after receiving approval from both the CPUC and the California Infrastructure and Economic Development Bank, a limited liability company created by SCE issued approximately $2.5 billion of rate reduction notes. Residential and small commercial customers, whose 10% rate reduction began January 1, 1998, are repaying the notes over the expected 10-year term through non-bypassable charges based on electricity consumption. Proposition 9 seeks to prohibit the collection of these non-bypassable charges, or if the charges are found enforceable by a court, require SCE to offset such charges with an equal credit to customers. See Note 2 to the Consolidated Financial Statements.

Rate-setting -- In August 1997, the CPUC issued a decision which adopted a methodology for determining CTC residually (see "CTC" discussion below) and adopted SCE's revenue requirement components for public benefit programs and nuclear decommissioning. The decision also adjusted SCE's proposed distribution revenue requirement (see "PBR" discussion below) by reallocating $76 million of it annually to other functions such as generation and transmission. Under the decision, SCE will be able to recover most of the reallocated amount through market revenue, other rate-making mechanisms or operation and maintenance contracts with the new owners of the divested generation plants. Beginning January 1, 1998, SCE's rates were unbundled into separate charges for energy, transmission, distribution, the CTC, public benefit programs and nuclear decommissioning. The transmission component is being collected through Federal Energy Regulatory Commission (FERC)-approved rates, subject to refund.

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

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Revenue Cycle Services -- Effective April 1, 1998, customers have options regarding metering, billing and related services (referred to as revenue cycle services) that have been provided by California's investor-owned utilities. Now ESPs can provide their customers with one consolidated bill for their services and the utility's services, request the utility to provide a consolidated bill to the customer or elect to have both the ESP and the utility bill the customer for their respective charges. In addition, customers with maximum demand above 20 kW (primarily industrial and medium and large commercial) can choose SCE or any other supplier to provide their metering service. All other customers will have this option beginning in January 1999. In September 1998, the CPUC issued a decision regarding the credits that would be provided to customers if they elect to obtain revenue cycle services from someone other than SCE. Although the decision adopted SCE's recommendation of using the net avoided cost, it also adopted a methodology which results in higher credits to customers but requires ESPs to pay service fees to SCE for the costs that SCE incurs as a result of dealing with the ESP.

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

The CPUC is considering unbundling SCE's cost of capital based on major utility function. In May 1998, SCE filed an application on this issue. A CPUC decision is expected in early 1999.

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

SCE has sold and transferred ownership of all 12 of its gas- and oil-fueled generation plants. The total sales price of the 12 plants was $1.2 billion, over $500 million more than the combined book value. Net proceeds of the sales were used to reduce stranded costs, which otherwise were expected to be collected through the CTC mechanism.

CTC -- The costs to transition to a competitive market are being recovered through a non-bypassable CTC. This charge applies to all customers who were using or began using utility services on or after the CPUC's December 20, 1995, decision date. The CTC is being determined residually by subtracting other rate components for the PX, T&D, nuclear decommissioning and public benefit programs from the frozen rate levels. SCE currently estimates its transition costs to be approximately $10.6 billion (1998 net present value) from 1998 through 2030. This estimate is based on incurred costs, forecasts of future costs and assumed market prices. However, changes in the assumed market prices could materially affect these estimates. The potential transition costs are comprised of $6.4 billion from SCE's qualifying

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

facilities  contracts,  which are the  direct  result of prior  legislative  and regulatory mandates, and $4.2 billion from costs pertaining to certain generating assets (successful completion of the sale of SCE's oil- and gas-fueled generation plants has reduced this estimate of transition costs for SCE-owned generation) and regulatory commitments consisting of costs incurred (whose recovery has been deferred by the CPUC) to provide service to customers. Such commitments include the recovery of income tax benefits previously flowed through to customers, postretirement benefit transition costs, accelerated recovery of San Onofre Nuclear Generating Station (San Onofre) Units 2 and 3 and the Palo Verde Nuclear Generating Station (Palo Verde) units and certain other costs. This issue was separated into two phases; Phase 1 addressed the rate-making issues and Phase 2 the quantification issues.

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

Accounting for Generation-Related Assets -- If the CPUC's electric industry restructuring plan continues as described above, SCE would be allowed to recover its CTC through non-bypassable charges to its distribution customers (although its investment in certain generation assets would be subject to a lower authorized rate of return). During the third quarter of 1997, SCE discontinued application of accounting principles for rate-regulated enterprises for its investment in generation facilities based on new accounting guidance. The financial reporting effect of this discontinuance was to segregate these assets on the balance sheet; the new guidance did not require SCE to write off any of its generation-related assets, including related regulatory assets. However, the new guidance did not specifically address the application of asset impairment standards to these assets. SCE has retained these assets on its balance sheet because the legislation and restructuring plan referred to above make probable their recovery through a non-bypassable CTC to distribution customers. The regulatory assets relate primarily to the recovery of accelerated income tax benefits previously flowed through to customers, purchased power contract termination payments and unamortized losses on reacquired debt. The new accounting guidance also permits the recording of new generation-related regulatory assets during the transition period that are probable of recovery through the CTC mechanism.

During the second quarter of 1998, additional guidance was developed relating to the application of asset impairment standards to these assets. Using this guidance has resulted in SCE reducing its remaining nuclear plant investment by $2.6 billion (as of June 30, 1998) and recording a regulatory asset on its balance sheet for the same amount. For this impairment assessment, the fair value of the investment was calculated by discounting future net cash flows. This reclassification had no effect on SCE's results of operations.

If during the transition period events were to occur that made the recovery of these generation-related regulatory assets no longer probable, SCE would be required to write off the remaining balance of such assets (approximately $2.5 billion, after tax, at September 30, 1998) as a one-time, non-cash charge against earnings.

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

California Voter Initiative

On November 3, 1998, California voters will vote on Proposition 9, an initiative supported by various consumer groups.

Proposition 9 would overturn major provisions of California's electric industry restructuring legislation. Proposition 9 purports to: (1) require SCE and the other California investor-owned utilities to provide at least a 20% rate reduction to their residential and small commercial customers to be achieved through cutting payments for nuclear and other fossil generation transition costs; (2) eliminate cost recovery for nuclear generation plants and related assets and obligations (other than reasonable decommissioning costs), except to the extent such costs are recovered from competitive market sales through the PX or contracts with the ISO; (3) eliminate cost recovery for non-nuclear generation plants and related assets and obligations (other than costs associated with QFs), except to the extent such costs are recovered from competitive market sales through the PX or contracts with the ISO, unless the CPUC finds that the utilities would be deprived of the opportunity to earn a fair rate of return; and (4) prohibit the collection of any customer charges necessary to pay principal, interest and other costs on the rate reduction bonds (Fixed Transition Amounts or FTAs) or, if a court finds that the CPUC orders authorizing the collection of FTAs are nevertheless enforceable, require the FTAs to be offset with a concurrent equal credit. Proposition 9's purported rate reduction would be in lieu of the 10% rate reduction for residential and small commercial customers that went into effect on January 1, 1998.

If Proposition 9 is approved and implemented, and if SCE were unable to conclude that it is probable that Proposition 9 ultimately would be found invalid, then under applicable accounting principles SCE would be required to write off generation-related regulatory assets and certain investments in electric generation plant to the extent SCE were to conclude that such assets were no longer probable of recovery due to reductions in future revenue. SCE anticipates that such a one-time write-off would amount to as much as $3.4 billion pre-tax. This pre-tax write-off would result in an after-tax write-off of as much as $1.9 billion, or approximately $5 per share, representing 50% of SCE's total shareholders' equity of $3.8 billion at September 30, 1998.

Such an after-tax write-off, which would exceed SCE's current retained earnings ($820 million as of September 30, 1998), would severely impair SCE's ability to pay dividends to its preferred shareholders and Edison International's ability to pay dividends to its common shareholders. The potential earnings reductions described below also would impair the payment of dividends. In addition, an after-tax write-off of $1.9 billion would reduce the common equity ratio of SCE's capital structure from approximately 49% to approximately 30%.

The duration and amount of the rate decrease contemplated by Proposition 9 is uncertain and, if Proposition 9 is approved, will be subject to interpretation by the courts and regulatory agencies. If all provisions of Proposition 9 ultimately are upheld against legal challenge and interpreted in an adverse manner, the amount of the average earnings reductions to SCE could be as much as $210 million per year from 1999 through 2001, and gradually decreasing to as much as $10 million in 2007.

The earnings reduction and write-off estimates ultimately will depend on how the courts and regulators interpret Proposition 9 and how future rate changes unrelated to Proposition 9 affect SCE's electric revenue.

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The financial impacts described above, either singly or in combination, would likely cause the rating agencies that rate SCE's debt and preferred securities to lower those ratings substantially, which would immediately reduce the market value of SCE's $4.2 billion in outstanding debt and preferred securities, increase the cost of raising new capital, and possibly preclude the use of certain financial instruments for raising capital.

If the voters approve Proposition 9, then legal challenges by the California utilities, including SCE, and others will ensue. SCE intends to vigorously challenge Proposition 9 as unconstitutional and to seek an immediate stay of its provisions pending court review of the merits of its challenge. Although SCE believes the litigation arguments challenging the enforceability of Proposition 9 would be compelling, no assurances can be given whether or when Proposition 9 would be overturned.

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

Edison International's recorded estimated minimum liability to remediate its 50 identified sites is $177 million. The ultimate costs to clean up Edison
International's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. Edison
International believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $247 million. The upper limit of this range of costs was estimated using assumptions least favorable to Edison International among a range of reasonably possible outcomes. SCE has sold all of its gas- and oil-fueled generation plants and has retained some liability associated with the divested properties.

The CPUC allows SCE to recover environmental-cleanup costs at 41 of its sites, representing $90 million of Edison International's recorded liability, through an incentive mechanism (SCE may request to include additional sites). Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs from insurance carriers and other third parties. SCE has successfully settled insurance claims with all responsible carriers. Costs incurred at SCE's remaining sites are expected to be recovered through customer rates. SCE has recorded a regulatory asset of $145 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

Edison International's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination and the extent, if any, that Edison International may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can now be made for these sites.

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Nuclear Insurance

Federal law limits public liability claims from a nuclear incident to $9.9 billion. SCE and other owners of San Onofre and Palo Verde have purchased the maximum private primary insurance available ($200 million). The balance is covered by the industry's retrospective rating plan that uses deferred premium charges to every reactor licensee if a nuclear incident at any licensed reactor in the United States results in claims and/or costs which exceed the primary insurance at that plant site. Federal regulations require this secondary level of financial protection. The Nuclear Regulatory Commission exempted San Onofre Unit 1 from this secondary level, effective June 1994. The maximum deferred premium for each nuclear incident is $88 million per reactor, but not more than $10 million per reactor may be charged in any one year for each incident. Based on its ownership interests, SCE could be required to pay a maximum of $175 million per nuclear incident. However, it would have to pay no more than $20 million per incident in any one year. Such amounts include a 5% surcharge if additional funds are needed to satisfy public liability claims and are subject to adjustment for inflation. If the public liability limit above is insufficient, federal regulations may impose further revenue-raising measures to pay claims, including a possible additional assessment on all licensed reactor operators.

Property  damage  insurance   covers  losses  up  to  $500  million,   including
decontamination costs, at San Onofre and Palo Verde. Decontamination liability and property damage coverage exceeding the primary $500 million has also been purchased in amounts greater than federal requirements. Additional insurance covers part of replacement power expenses during an accident-related nuclear unit outage. These policies are issued primarily by mutual insurance companies owned by utilities with nuclear facilities. If losses at any nuclear facility covered by the arrangement were to exceed the accumulated funds for these insurance programs, SCE could be assessed retrospective premium adjustments of up to $25 million per year. Insurance premiums are charged to operating expense.

EDISON INTERNATIONAL

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Earnings

Edison International's basic earnings per share for the three and nine months ended September 30, 1998, were 61(cent) and $1.40, respectively, compared with 70(cent) and $1.38 for the same periods in 1997. Southern California Edison Company's (SCE) earnings for the three and nine months ended September 30, 1998, were 46(cent) and $1.04, respectively, down 11(cent) and 9(cent) from the year-earlier periods, primarily due to reduced authorized returns on generating assets and a lower earning asset base. The lower earning asset base is mainly the result of the accelerated recovery of investments and divestiture of gas- and oil-fueled generation assets. Edison Mission Energy (EME) and Edison Capital had combined earnings for the three and nine months ended September 30, 1998, of 21(cent) and 48(cent), respectively, up 6(cent) and 17(cent) from the year-earlier periods. The increases were primarily due to earnings generated by Edison Capital's investments in affordable housing and cross-border lease transactions in the Netherlands, South Australia and South Africa. Edison Enterprises and the parent company were responsible for the following negative income effects: 6(cent) per share for third quarter 1998 and 12(cent) for the nine months ended September 30, 1998, compared to 2(cent) and 6(cent) for the same periods in 1997, primarily due to continued start-up costs at Edison Enterprises (Edison International's retail businesses: Edison Source, Edison Select and Edison Utility Services).

Operating Revenue

Since April 1, 1998, SCE is required to sell all of its generated power to the power exchange (PX). For more details, see "Competitive Environment." Excluding the sales to the PX, electric utility revenue decreased 3% and 6%, respectively, for the three and nine months ended September 30, 1998, compared to the year-earlier periods. The decreases reflect lower average residential rates (mandated by legislation enacted in September 1996). The quarterly decrease was partially offset by a 5% increase in retail sales volume due to the unusually warm weather in third quarter 1998. Over 99% of electric utility revenue (excluding sales to the PX) is from retail sales. Retail rates are regulated by the California Public Utilities Commission (CPUC) and wholesale rates are regulated by the Federal Energy Regulatory Commission (FERC).

Legislation enacted in September 1996 provided for, among other things, at least a 10% rate reduction (financed through the issuance of rate reduction notes) for residential and small commercial customers in 1998 and other rates to remain frozen at June 1996 levels (system average of 10.1(cent) per kilowatt-hour). See discussion in "Competitive Environment."

Revenue from diversified operations increased 26% and 6%, respectively, for the three and nine months ended September 30, 1998, compared to the same periods in 1997. The increases were primarily due to increased revenue at Edison Capital, related to its cross-border lease transactions and increased revenue at Edison Source.

Operating Expenses

Fuel expense decreased 78% and 57%, respectively, for the three and nine months ended September 30, 1998, compared to the same periods in 1997. The decreases resulted from the sale of SCE's gas- and oil-fueled generation plants. The year-to-date decrease also reflects significantly lower gas prices at SCE in the first quarter of 1998.

Since April 1, 1998, SCE is required to purchase all of its power from the PX for distribution to its retail customers. SCE is continuing to purchase power from certain nonutility generators (known as qualifying facilities) and under existing inter-utility contracts. This purchased power is sold to the PX. SCE is required under federal law to purchase power from certain qualifying facilities even though energy prices under these contracts are generally higher than other sources. For the twelve months ended September 30, 1998, SCE paid about $1.5 billion (including energy and capacity payments) more for these power purchases than the cost of power available from other sources. The CPUC has mandated the prices for these contracts.

Provisions for regulatory adjustment clauses decreased for the quarter and nine months ended September 30, 1998, compared to the same periods in 1997. The quarterly decrease is primarily due to undercollections in the transition cost balancing account resulting from high qualifying facilities energy costs. The year-to-date decrease was mainly due to undercollections related to the issuance of the rate reduction notes in December 1997. These undercollections were partially offset by overcollections related to the gain on sales of the gas- and oil-fueled generation plants in second quarter 1998 and other transition costs. The year-to-date decrease in the provision was also offset by overcollections related to the administration of public-purpose funds.

Other operating expenses increased for the three and nine months ended September 30, 1998, compared to the same periods in 1997, primarily due to must-run reliability services, direct access activities, and PX and independent system operator (ISO) activities at SCE, as well as higher expenses at Edison Source. The year-to-date increase also reflects storm damage expense at SCE resulting from a harsher winter in 1998.

Maintenance expense increased 16% for the quarter ended September 30, 1998, compared to the year-earlier period, mainly due to additional expenses incurred at SCE's distribution facilities.

Depreciation, decommissioning and amortization expense increased 19% for both the quarter and nine months ended September 30, 1998, compared to the same periods in 1997. The increases are primarily due to the further acceleration of San Onofre Nuclear Generating Station Units 2 and 3 and the Palo Verde Nuclear Generating Station units and the amortization of the loss on plant sales. The year-to-date increase also reflects accelerated recovery of the gas- and oil-fueled generation plants. The amortization of the loss on plant sales, as well as the accelerated recoveries implemented in 1998 are part of the competition transition charge (CTC) mechanism (see further discussion under "California Electric Utility Industry Restructuring").

Income taxes decreased 6% for the three months ended September 30, 1998, compared to the same period in 1997, primarily due to lower pre-tax income at SCE, partially offset by additional amortization at SCE related to the CTC mechanism and higher pre-tax income and a lower United Kingdom deferred tax adjustment at EME. Also, this additional amortization related to the CTC mechanism will continue to cause an increase in the effective tax rate.

Loss (gain) on sale of utility plant resulted from the sale of SCE's 12 gas- and oil-fueled generation plants in 1998. Gain on sales of SCE's gas- and oil-fueled plants was used to reduce stranded costs. Loss on sales will be recovered from customers over the transition period.

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

Interest and dividend income increased 28% and 47%, respectively, for the three and nine months ended September 30, 1998, compared to the year-earlier periods. The increases reflect higher investment balances due to the sale of SCE's gas- and oil-fueled generation plants, as well as increases in interest earned on higher balancing account undercollections.

Minority interest decreased for the nine months ended September 30, 1998, compared to the same period last year, due to EME's May 1997 acquisition of the remaining 49% ownership interest in the Loy Yang B project.

Other nonoperating income increased for the three and nine months ended September 30, 1998, compared to the year-earlier periods, mostly due to additional accruals in 1997 at SCE for regulatory matters.

Interest and Other Expenses

Interest on long-term debt increased 15% and 10%, respectively, for the three and nine months ended September 30, 1998, compared to the year-earlier periods, mainly due to an increase at SCE related to the issuance of rate reduction notes in December 1997. The year-to-date increase was partially offset by lower expenses at EME due to lower principal balances on outstanding debt. Interest on the rate reduction notes was $37 million and $113 million, respectively, for the three and nine months ended September 30, 1998.

Other interest expense decreased 44% and 33%, respectively, for the three and nine months ended September 30, 1998, compared to the same periods in 1997. The decreases are due to lower overall short-term debt balances in 1998, particularly short-term debt at SCE used to finance fuel inventories. These fuel inventories are no longer needed because of the divestiture of the gas- and oil-fueled plants.

Financial Condition

Edison International's liquidity is primarily affected by debt maturities, dividend payments and capital expenditures, and investments in partnerships and unconsolidated subsidiaries. Capital resources include cash from operations and external financings.

Edison International's Board of Directors has authorized the repurchase of up to $2.8 billion (increased from $2.3 billion in July 1998) of its outstanding shares of common stock. Edison International has repurchased 95.5 million shares ($2.2 billion) between January 1995 and October 30, 1998, funded by dividends from its subsidiaries and the issuance of rate reduction notes.

Edison International's cash flow coverage of dividends for the nine months ended September 30, 1998, was 4.2 times, compared to 5.0 times for the same period in 1997. The decrease was primarily due to the ongoing share repurchase program, as well as the gain on sale of SCE's 12 gas- and oil-fueled generation plants. Edison International's dividend payout ratio for the twelve-month period ended September 30, 1998, was 58%.

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $1.2 billion for the nine-month period ended September 30, 1998, compared with $1.6 billion in 1997. Cash from operations exceeded capital requirements for both periods presented.

Cash Flows from Financing Activities

At September 30, 1998, Edison International and its subsidiaries had $2.3 billion of borrowing capacity available under lines of credit totaling $2.6 billion. SCE had available lines of credit of $1.3 billion, with $735 million for general purpose short-term debt and $515 million for the long-term refinancing of its variable-rate pollution-control bonds. The parent company had total lines of credit of $500 million, with $300 million available. The nonutility companies had total lines of credit of $800 million, with $710 million available to finance general cash requirements. Edison International's unsecured lines of credit are at negotiated or bank index rates with various expiration dates.

SCE's short-term debt is used to finance fuel inventories and general cash requirements. Long-term debt is used mainly to finance capital expenditures. SCE's external financings are influenced by market conditions and other factors, including limitations imposed by its articles of incorporation and trust indenture. As of September 30, 1998, SCE could issue approximately $12.0 billion of additional first and refunding mortgage bonds and $4.5 billion of preferred stock at current interest and dividend rates.

EME has firm commitments of $265 million to make equity and other contributions, primarily for the ISAB project in Italy, the Paiton project in Indonesia, the Tri Energy project in Thailand, and the Doga project in Turkey. EME also has contingent obligations to make additional contributions of $199 million, primarily for equity support guarantees related to Paiton.

EME may incur additional obligations to make equity and other contributions to projects in the future. EME believes it will have sufficient liquidity to meet these equity requirements from cash provided by operating activities, proceeds from the repayment of loans to energy projects and funds available from EME's revolving line of credit.

California law prohibits SCE from incurring or guaranteeing debt for its nonutility affiliates. Additionally, the CPUC regulates SCE's capital structure, limiting the dividends it may pay Edison International. At September 30, 1998, SCE had the capacity to pay $800 million in additional dividends and continue to maintain its authorized capital structure. These restrictions are not expected to affect Edison International's ability to meet its cash obligations.

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

A voter initiative, known as California Proposition 9 on the November 1998 ballot, proposes to, among other things, prohibit the collection of any charges in connection with the financing order for the purpose of making payments on rate reduction notes. If Proposition 9 is voted into law and is not immediately overturned or is not stayed pending judicial review of its merits, the collection of charges necessary to pay the certificates while the litigation is pending could be precluded, which would adversely affect the certificates and the secondary market for the certificates, including pricing, liquidity, dates of maturity, and weighted-average lives of the certificates. In addition, if Proposition 9 is voted into law and upheld by the courts, it could have a further material adverse effect on the certificates and the holders of the certificates could incur a loss on their investment. A more detailed discussion is in "California Voter Initiative."

Cash Flows from Investing Activities

Cash flows from investing activities are affected by additions to property and plant, the nonutilities' investments in partnerships and unconsolidated subsidiaries, proceeds from the sale of plant (see discussion in "Competitive Environment -- Divestiture"), and funding of nuclear decommissioning trusts. Decommissioning costs are accrued and recovered in rates over the term of each nuclear generating facility's operating license through charges to depreciation expense. SCE estimates that it will spend approximately $12.7 billion between 2013-2070 to decommission its nuclear facilities. This estimate is based on SCE's current-dollar decommissioning costs ($2.2 billion), escalated using a 6.65%
annual rate. These costs are expected to be funded from independent decommissioning trusts, which will receive SCE contributions of approximately $100 million per year. Any plan to decommission San Onofre Unit 1 prior to 2013 is not expected to affect SCE's annual contributions to the decommissioning trusts.

Cash used for the nonutility subsidiaries' investing activities was $606 million for the nine-month period ended September 30, 1998, compared to $519 million for the same period in 1997. The increase is primarily due to Edison Capital's investment in leveraged leases.

Market Risk Exposures

Edison International's primary market risk exposures arise from fluctuations in energy prices, interest rates and foreign exchange rates. Edison International's risk management policy allows the use of derivative financial instruments to manage its financial exposures, but prohibits the use of these instruments for speculative or trading purposes.

As a result of the rate freeze established in the restructuring statute, SCE's transition costs are recovered as the residual component of rates once the costs for distribution, transmission, public purpose programs, nuclear decommissioning and the cost of supplying power to its customers through the PX and ISO have already been recovered. Accordingly, more revenue will be available to cover transition costs when market prices in the PX and ISO are low than when PX and ISO prices are high. Market prices in the PX and ISO to date have generally been reasonable, though some irregular price spikes have occurred. The ISO has responded to price spikes in the market for reliability services (referred to as ancillary services) by imposing a price cap of $250/MW on the market for such services until certain actions have been completed to improve the functioning of those markets. Similarly, the ISO currently maintains a cap of $250/MWh on its market for imbalance energy while a software problem affecting the efficient operation of that market persists. The caps in these markets mitigate the risk of costly price spikes that would reduce the revenue available to SCE to pay transition costs. During the upcoming year, the ISO will be considering removing these price caps, which could increase the risk of high market prices. SCE's exposure to high electricity prices is also partially mitigated by hedges against high natural gas prices, since increases in natural gas prices tend to raise the price of electricity purchased from the PX.

Changes in interest rates, electricity pool pricing and fluctuations in foreign currency exchange rates can have a significant impact on EME's results of operations. EME has mitigated the risk of interest rate fluctuations by arranging for fixed rate or variable rate financing with interest rate swaps or other hedging mechanisms for the majority of its project financings. As a result of interest rate hedging mechanisms, interest expense includes $16 million in the nine months ended September 30, 1998, compared to $14 million for the same period in 1997. The maturity dates of several of EME's interest rate swap and collar agreements do not correspond to the term of the underlying debt. EME does not believe that interest rate fluctuations will have a material adverse effect on its results of operations or financial position.

Projects in the United Kingdom sell their electric energy and capacity through a centralized electricity pool, which establishes a half-hourly clearing price or pool price for electric energy. The pool price is extremely volatile, and can vary by a factor of ten or more over the course of a few hours due to large differentials in demand according to the time of day. First Hydro mitigates a portion of the market risk of the pool by entering into contracts for differences (electricity rate swap agreements), related to either the selling or purchasing price of power, where a contract specifies a price at which the electricity will be traded, and the parties to the agreements make payments, calculated based on the difference between the price in the contract and the pool price for the element of power under contract. These contracts can be sold in two structures: one-way contracts, where a specified monthly amount is received in advance and difference payments are made when the pool price is above the price specified in the contract, and two-way contracts, where the counterparty pays First Hydro when the pool price is below the contract priced instead of a specified monthly amount. These contracts act as a means of stabilizing production revenue or purchasing costs by removing an element of First Hydro's net exposure to pool price volatility. First Hydro's electric revenue increased by $36 million for the nine months ended September 30, 1998, compared to an increase of $27 million for the same period in 1997, as a result of electricity rate swap agreements. A proposal to replace the current structure of the forward-contracts market and the pool has been made by the Director General of Electricity Supply, at the request of the Minister of Science, Energy and Industry in the United Kingdom. The Minister has recommended that the proposal be implemented by April 2000. Further definition of the proposal will be required before the effects of the changes can be evaluated. Implementation of the proposal may also require legislation.

Loy Yang B sells its electric  energy  through a centralized  electricity  pool, which provides for a system of generator bidding, central dispatch and a settlements system based on a clearing market for each half-hour of every day. The Victorian Power Exchange, operator and administrator of the pool, determines a system marginal price each half-hour. To mitigate the exposure to price volatility of the electricity traded in the pool, Loy Yang B has entered into a number of financial hedges. From May 8, 1997, to December 31, 2000, approximately 53% to 64% of the plant output sold is hedged under vesting contracts, with the remainder of the plant capacity hedged under the state hedge described below. Vesting contracts were put into place by the State Government of Victoria (State), between each generator and each distributor, prior to the privatization of electric power distributors in order to provide more predictable pricing for those electricity customers that were unable to choose their electricity retailer. Vesting contracts set base strike prices at which the electricity will be traded, and the parties to the agreement make payments, calculated based on the difference between the price in the contract and the half-hourly pool clearing price for the element of power under contract. These contracts can be sold as one-way or two-way contracts which are structured similar to the electricity rate swap agreements described above. These contracts are accounted for as electricity rate swap agreements. The state hedge is a long-term contractual arrangement based upon a fixed price commencing May 8, 1997, and terminating October 31, 2016. The State guarantees the State Electricity Commission of Victoria's obligations under the state hedge. Loy Yang B's electric revenue increased by $52 million for the nine months ended September 30, 1998, compared to an increase of $43 million for the same period in 1997, as a result of hedging contract arrangements.

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

Construction on the two-unit Paiton project is approximately 97% complete, and commercial operation is expected in the first half of 1999. The tariff is higher in the early years and steps down over time, and the tariff for the Paiton project includes infrastructure to be used in common by other units at the Paiton complex. The plant's output is fully contracted with the state-owned electricity company for payment in U.S. dollars and supported by the Indonesian government. The projected rate of growth of the Indonesian economy and the exchange rate of Indonesian Rupiah into U.S. dollars have deteriorated significantly since the Paiton project was contracted, approved and financed. The project received substantial finance and insurance support from the Export-Import Bank of the United States, The Export-Import Bank of Japan, the U.S. Overseas Private Investment Corporation and the Ministry of International Trade and Industry of Japan. The Paiton project's senior debt ratings have been reduced from investment grade to speculative grade based on the rating agencies' perceived increased risk that the state-owned electricity company might not be able to honor the electricity sales contract with Paiton. The Indonesian government has arranged to reschedule sovereign debt owed to foreign governments and has entered into discussions about rescheduling sovereign debt owed to private lenders. A presidential decree has deemed some independent power projects, but not including the Paiton project, subject to review, postponement or cancellation. The Indonesian government has announced that it will propose a policy related to independent power projects, which is expected in fourth quarter 1998. The

Paiton project continues to discuss the situation in Indonesia with the state-owned electricity company, the Indonesian government and its officials and commercial lenders. EME continues to monitor the situation closely.

Projected Capital Requirements

Edison International's projected construction expenditures for the next five years are: 1998 -- $861 million; 1999 -- $815 million; 2000 -- $674 million;
2001 -- $680 million; and 2002 -- $655 million.

Long-term debt maturities and sinking fund requirements for the five twelve-month periods following September 30, 1998, are: 1999 -- $889 million; 2000 -- $956 million; 2001 -- $857 million; 2002 -- $444 million; and 2003 --
$703 million.

Preferred stock redemption requirements for the five twelve-month periods following September 30, 1998, are: 1999 through 2001 -- zero; 2002 -- $105 million; and 2003 -- $9 million.

Generating Station Acquisition

On August 2, 1998, EME entered into agreements to acquire the 1,884-MW Homer City Generating Station for approximately $1.8 billion. Homer City, jointly owned by subsidiaries of GPU, Inc. and New York State Electric & Gas Corporation, is the only major regional coal-fired facility with direct high voltage interconnection to the New York Power Pool and the Pennsylvania-New Jersey-Maryland Power Pool. The plant is located near Pittsburgh, Pennsylvania. EME will operate the plant, which is one of the lowest-cost generation facilities in the region. The sale is subject to approval by the Pennsylvania Public Utility Commission, the New York State Public Service Commission and other regulatory agencies, and is expected to be completed by the first quarter of 1999. EME plans to finance this acquisition with a combination of debt secured by the project, EME corporate debt and cash. The acquisition is expected to have no effect on 1999 earnings and a positive effect on earnings in 2000 and beyond.

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

The changes in revenue from the regulatory mechanisms discussed above, excluding the effects of other rate actions, are expected to have a minimal impact on 1998 earnings. However, the issuance of the rate reduction notes in December 1997, which enabled the repurchase of debt and equity, will have a negative impact on 1998 earnings of approximately $97 million. The impact on earnings per share is mitigated by the repurchase of common stock from the rate reduction note proceeds.

Prior to the restructuring of the electric utility industry, SCE recovered its non-nuclear capital additions to utility plant through depreciation rates authorized in the general rate case. As part of the CTC Phase 2 decision, the CPUC authorized recovery of the December 31, 1995, balances of non-nuclear generating facilities through the CTC mechanism. The CPUC stated that rate recovery for capital additions to the non-nuclear generating facilities should be sought through a separate filing. In October 1997, SCE filed an application with the CPUC requesting rate recovery of $61 million of 1996 capital additions to its non-nuclear generating facilities. Hearings were held in early 1998. The CPUC's Office of Ratepayer Advocates and The Utility Reform Network recommended a combined total disallowance of $37 million. On September 21, 1998, a CPUC administrative law judge proposed a $4 million disallowance. A final CPUC decision is expected in fourth quarter 1998. In fourth quarter 1998, SCE plans to file an application for rate recovery of capital additions to these same generating facilities for the period January 1, 1997, through March 31, 1998, or the date of divestiture for divested facilities.

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

Restructuring Statute -- In September 1996, the State of California enacted legislation to provide a transition to a competitive market structure. The Statute substantially adopted the CPUC's December 1995 restructuring decision by addressing stranded-cost recovery for utilities and providing a certain cost-recovery time period for the transition costs associated with utility-owned generation-related assets. Transition costs related to power-purchase contracts are being recovered through the terms of their contracts while most of the remaining transition costs will be recovered through 2001. The Statute also included provisions to finance a portion of the stranded costs that residential and small commercial customers would have paid between 1998 and 2001, which allowed SCE to reduce rates by at least 10% to these customers, effective January 1, 1998. The Statute included a rate freeze for all other customers, including large commercial and industrial customers, as well as provisions for continued funding for energy conservation, low-income programs and renewable resources. Despite the rate freeze, SCE expects to be able to recover its revenue requirement during the 1998-2001 transition period. In addition, the Statute mandated the implementation of the CTC that provides utilities the opportunity to recover costs made uneconomic by electric utility restructuring. Finally, the Statute contained provisions for the recovery (through 2006) of reasonable employee-related transition costs, incurred and projected, for retraining, severance, early retirement, outplacement and related expenses. A voter initiative, known as California Proposition 9, seeks to overturn major portions of the Statute. A more detailed discussion of Proposition 9 is in "California Voter Initiative."

Rate Reduction Notes -- In December 1997, after receiving approval from both the CPUC and the California Infrastructure and Economic Development Bank, a limited liability company created by SCE issued approximately $2.5 billion of rate reduction notes. Residential and small commercial customers, whose 10% rate reduction began January 1, 1998, are repaying the notes over the expected 10-year term through non-bypassable charges based on electricity consumption. Proposition 9 seeks to prohibit the collection of these non-bypassable charges, or if the charges are found enforceable by a court, require SCE to offset such charges with an equal credit to customers. See discussion in "Cash Flows from Financing Activities."

Rate-setting -- In August 1997, the CPUC issued a decision which adopted a methodology for determining CTC residually (see "CTC" discussion below) and adopted SCE's revenue requirement components for public benefit programs and nuclear decommissioning. The decision also adjusted SCE's proposed distribution revenue requirement (see "PBR" discussion below) by reallocating $76 million of it annually to other functions such as generation and transmission. Under the decision, SCE will be able to recover most of the reallocated amount through market revenue, other rate-making mechanisms or operation and maintenance contracts with the new owners of the divested generation plants. Beginning January 1, 1998, SCE's rates were unbundled into separate charges for energy, transmission, distribution, the CTC, public benefit programs and nuclear decommissioning. The transmission component is being collected through FERC-approved rates, subject to refund.

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

Direct Customer Access -- Effective April 1, 1998, customers are now able to choose to remain utility customers with either bundled electric service or an hourly PX pricing option from SCE (which is purchasing its power through the
PX), or choose direct access, which means the customer can contract directly with either independent power producers or energy service providers (ESPs) such as power brokers, marketers and aggregators. Additionally, all investor-owned-utility customers are paying the CTC whether or not they choose to buy power through SCE. Electric utilities are continuing to provide the core distribution service of delivering energy through their distribution system regardless of a customer's choice of electricity supplier. The CPUC is continuing to regulate the prices and service obligations related to distribution services. As of October 1, 1998, approximately 42,000 of SCE's 4.3 million customers have requested the direct access option.

Revenue Cycle Services -- Effective April 1, 1998, customers have options regarding metering, billing and related services (referred to as revenue cycle services) that have been provided by California's investor-owned utilities. Now ESPs can provide their customers with one consolidated bill for their services and the utility's services, request the utility to provide a consolidated bill to the customer or elect to have both the ESP and the utility bill the customer for their respective charges. In addition, customers with maximum demand above 20 kW (primarily industrial and medium and large commercial) can choose SCE or any other supplier to provide their metering service. All other customers will have this option beginning in January 1999. In September 1998, the CPUC issued a decision regarding the credits that would be provided to customers if they elect to obtain revenue cycle services from someone other than SCE. Although the decision adopted SCE's recommendation of using the net avoided cost, it also adopted a methodology which results in higher credits to customers but requires ESPs to pay service fees to SCE for the costs that SCE incurs as a result of dealing with the ESP. SCE may experience a reduction in revenue security as a result of this unbundling.

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

The CPUC is considering unbundling SCE's cost of capital based on major utility function. In May 1998, SCE filed an application on this issue. A CPUC decision is expected in early 1999.

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

SCE has sold and transferred ownership of all 12 of its gas- and oil-fueled generation plants. The total sales price of the 12 plants was $1.2 billion, over $500 million more than the combined book value. Net proceeds of the sales were used to reduce stranded costs, which otherwise were expected to be collected through the CTC mechanism.

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

Accounting for Generation-Related Assets -- If the CPUC's electric industry restructuring plan continues as described above, SCE would be allowed to recover its CTC through non-bypassable charges to its distribution customers (although its investment in certain generation assets would be subject to a lower authorized rate of return). During the third quarter of 1997, SCE discontinued application of accounting principles for rate-regulated enterprises for its investment in generation facilities based on new accounting guidance. The financial reporting effect of this discontinuance was to segregate these assets on the balance sheet; the new guidance did not require SCE to write off any of its generation-related assets, including related regulatory assets. However, the new guidance did not specifically address the application of asset impairment standards to these assets. SCE has retained these assets on its balance sheet because the legislation and restructuring plan referred to above make probable their recovery through a non-bypassable CTC to distribution customers. The regulatory assets relate primarily to the recovery of accelerated income tax benefits previously flowed through to customers, purchased power contract termination payments and unamortized losses on reacquired debt. The new accounting guidance also permits the recording of new generation-related regulatory assets during the transition period that are probable of recovery through the CTC mechanism.

During the second quarter of 1998, additional guidance was developed relating to the application of asset impairment standards to these assets. Using this guidance has resulted in SCE reducing its remaining nuclear plant investment by $2.6 billion (as of June 30, 1998) and recording a regulatory asset on its balance sheet for the same amount. For this impairment assessment, the fair value of the investment was calculated by discounting future net cash flows. This reclassification had no effect on SCE's results of operations.

If during the transition period events were to occur that made the recovery of these generation-related regulatory assets no longer probable, SCE would be required to write off the remaining balance of such assets (approximately $2.5 billion, after tax, at September 30, 1998) as a one-time, non-cash charge against earnings.

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

California Voter Initiative

On November 3, 1998, California voters will vote on Proposition 9, an initiative supported by various consumer groups.

Proposition 9 would overturn major provisions of California's electric industry restructuring legislation. Proposition 9 purports to: (1) require SCE and the other California investor-owned utilities to provide at least a 20% rate reduction to their residential and small commercial customers to be achieved through cutting payments for nuclear and other fossil generation transition costs; (2) eliminate cost recovery for nuclear generation plants and related assets and obligations (other than reasonable decommissioning costs), except to the extent such costs are recovered from competitive market sales through the PX or contracts with the ISO; (3) eliminate cost recovery for non-nuclear generation plants and related assets and obligations (other than costs associated with QFs), except to the extent such costs are recovered from competitive market sales through the PX or contracts with the ISO, unless the CPUC finds that the utilities would be deprived of the opportunity to earn a fair rate of return; and (4) prohibit the collection of any customer charges necessary to pay principal, interest and other costs on the rate reduction bonds (Fixed Transition Amounts or FTAs) or, if a court finds that the CPUC orders authorizing the collection of FTAs are nevertheless enforceable, require the FTAs to be offset with a concurrent equal credit. Proposition 9's purported rate reduction would be in lieu of the 10% rate reduction for residential and small commercial customers that went into effect on January 1, 1998.

If Proposition 9 is approved and implemented, and if SCE were unable to conclude that it is probable that Proposition 9 ultimately would be found invalid, then under applicable accounting principles SCE would be required to write off generation-related regulatory assets and certain investments in electric generation plant to the extent SCE were to conclude that such assets were no longer probable of recovery due to reductions in future revenue. SCE anticipates that such a one-time write-off would amount to as much as $3.4 billion pre-tax. This pre-tax write-off would result in an after-tax write-off of as much as $1.9 billion, or approximately $5 per share, representing 50% of SCE's total shareholders' equity of $3.8 billion at September 30, 1998.

Such an after-tax write-off, which would exceed SCE's current retained earnings ($820 million as of September 30, 1998), would severely impair SCE's ability to pay dividends to its preferred shareholders and Edison International's ability to pay dividends to its common shareholders. The potential earnings reductions described below also would impair the payment of dividends. In addition, an after-tax write-off of $1.9 billion would reduce the common equity ratio of SCE's capital structure from approximately 49% to approximately 30%.

The duration and amount of the rate decrease contemplated by Proposition 9 is uncertain and, if Proposition 9 is approved, will be subject to interpretation by the courts and regulatory agencies. If all provisions of Proposition 9 ultimately are upheld against legal challenge and interpreted in an adverse manner, the amount of the average earnings reductions to SCE could be as much as $210 million per year from 1999 through 2001, and gradually decreasing to as much as $10 million in 2007.

The earnings reduction and write-off estimates ultimately will depend on how the courts and regulators interpret Proposition 9 and how future rate changes unrelated to Proposition 9 affect SCE's electric revenue.

The financial impacts described above, either singly or in combination, would likely cause the rating agencies that rate SCE's debt and preferred securities to lower those ratings substantially, which would immediately reduce the market value of SCE's $4.2 billion in outstanding debt and preferred securities, increase the cost of raising new capital, and possibly preclude the use of certain financial instruments for raising capital.

If the voters approve Proposition 9, then legal challenges by the California utilities, including SCE, and others will ensue. SCE intends to vigorously challenge Proposition 9 as unconstitutional and to seek an immediate stay of its provisions pending court review of the merits of its challenge. Although SCE believes the litigation arguments challenging the enforceability of Proposition 9 would be compelling, no assurances can be given whether or when Proposition 9 would be overturned.

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

Edison International's recorded estimated minimum liability to remediate its 50 identified sites is $177 million. One of SCE's sites, a former pole-treating facility, is considered a federal Superfund site and represents 40% of its recorded liability. The ultimate costs to clean up Edison International's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process. Edison International believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $247 million. The upper limit of this range of costs was estimated using assumptions least favorable to Edison International among a range of reasonably possible outcomes. SCE has sold all of its gas- and oil-fueled power plants and has retained some liability associated with the divested properties.

The CPUC allows SCE to recover environmental-cleanup costs at 41 of its sites, representing $90 million of its recorded liability, through an incentive mechanism. Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs from insurance carriers and other third parties. SCE has successfully settled insurance claims with all responsible carriers. Costs incurred at SCE's remaining sites are expected to be recovered through customer rates. SCE has recorded a regulatory asset of $145 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

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

San Onofre Steam Generator Tubes

The San Onofre Units 2 and 3 steam generators have performed relatively well through the first 15 years of operation, with low rates of ongoing steam generator tube degradation. However, during the Unit 2 scheduled refueling and inspection outage, which was completed in Spring 1997, an increased rate of tube degradation was identified, which resulted in the removal of more tubes from service than had been expected. The steam generator design allows for the removal of up to 10% of the tubes before the rated capacity of the unit must be reduced. As a result of the increased degradation, a mid-cycle inspection outage was conducted in early 1998 for Unit 2. Continued degradation was found during this inspection. Monitoring of this degradation will occur at the next scheduled refueling outage in January 1999. An additional mid-cycle inspection outage may be required early in 2000. With the results from the February 1998 outage, 7% of the tubes have now been removed from service. In September 1998, San

Onofre Unit 2 experienced a small amount of leakage from a steam generator tube plug which required an 11-day outage to repair.

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

New Accounting Rules

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

Year 2000 Issue

Many of Edison International's existing computer systems were originally programmed to represent any date by using six digits (e.g., 12/31/99) rather than eight digits (e.g., 12/31/1999). Accordingly, such programs could fail or create erroneous results when attempting to process information containing dates after December 31, 1999. This situation has been referred to generally as the Year 2000 Issue.

SCE has a comprehensive program in place to address potential Year 2000 impacts. SCE divides its Year 2000 activities into five phases: inventory, impact assessment, remediation, testing and implementation. SCE's plan for the Year 2000 readiness of critical systems is to be 75% complete by year-end 1998, and 100% complete by July 1999. A critical system is defined as those applications and systems, including embedded processor technology, which if not appropriately remediated, may have a significant impact on customers, the revenue stream, regulatory compliance, or the health and safety of personnel.

The scope of this program includes three categories: mainframe computing, distributed computing and physical assets (also known as embedded processors). For mainframe financial systems, Year 2000 remediation was completed in the fourth quarter of 1997. Remediation for the material management system was completed in the second quarter of 1998. The customer information and billing system is scheduled to be replaced by the first quarter of 1999 with a system designed to be Year 2000-ready. Distributed computing assets include operations and business information systems. The critical operations information systems include outage management, power management, and plant monitoring and access retrieval systems. Business information systems include a data acquisition system for billing, the computer call center support system, credit support and maintenance management. The physical asset portfolio includes systems in the generation, transmission, distribution, telecommunications and facilities areas. SCE has completed the inventory and impact assessment phases. Remediation, testing and implementation activities are in progress for each of the three categories. SCE is on schedule to have its mainframe computing, distributed computing and physical assets Year 2000-ready within the timeframe discussed above.

The other essential component of the SCE Year 2000 readiness program is to identify and assess vendor products and business partners (external parties) for Year 2000 readiness, as these external parties may have the potential to impact SCE's Year 2000 readiness. SCE has a process in place to identify and contact vendors and business partners to determine their Year 2000 status, and is evaluating the responses. SCE's general policy requires that all newly purchased products be Year 2000-ready or otherwise designed to allow SCE to determine whether such products present Year 2000 issues. SCE is also working to address Year 2000 issues related to all ISO and PX interfaces, as well as joint ownership facilities. SCE also intends to exchange Year 2000 readiness information (including, but not limited to, test results and related data) with certain external parties as part of SCE's internal Year 2000 readiness efforts.

The current estimate of the costs to complete these modifications, including the cost of new hardware and software application modification, is $80 million, about half of which is expected to be capital costs. SCE's Year 2000 costs expended through September 30, 1998, were $20 million. SCE expects current rate levels for providing electric service to be sufficient to provide funding for these modifications.

Although SCE is confident that its critical systems will be fully Year 2000-ready prior to year-end 1999, SCE believes that prudent business practices call for the development of contingency plans. Such contingency plans shall include developing strategies for dealing with the most reasonably likely worst case scenario concerning Year 2000-related processing failures or malfunctions due to SCE's internal systems or from external parties. As noted above, SCE is currently in the remediation and testing phases for many of its internal systems and is assessing risks posed by external parties. SCE is working with certain industry groups, including the North American Electric Reliability Council and the Electric Power Research Institute, in an effort to help define a reasonably likely worst case scenario and in the development of contingency plans. SCE's contingency plans are expected to be completed by March 1999; therefore, these risk factors are not yet fully known, and SCE's reasonably likely worst case scenario also is unknown at this time. Edison International does not expect the Year 2000 issue to have a material adverse effect on its results of operation or financial position; however, if not effectively remediated, negative effects from Year 2000 issues, including those related to internal systems, vendors, business partners, the ISO, the PX or customers, could cause results to differ. Edison Mission Energy is continuing its Year 2000 Issue review at its power projects and does not anticipate material expenditures to resolve this issue.

Forward-looking Information

In the preceding Management's Discussion and Analysis of Results of Operations and Financial Condition and elsewhere in this quarterly report, the words estimates, expects, anticipates, believes, and other similar expressions are intended to identify forward-looking information that involves risks and uncertainties. Actual results or outcomes could differ materially as a result of such important factors as further actions by state and federal regulatory bodies setting rates and implementing the restructuring of the electric utility industry; the effects of new laws and regulations relating to restructuring and other matters; the effects of increased competition in the electric utility business, including direct customer access to retail energy suppliers and the unbundling of revenue cycle services such as metering and billing; changes in prices of electricity and fuel costs; changes in market interest or currency exchange rates; foreign currency devaluation; new or increased environmental liabilities; the effects of the Year 2000 Issue; the passage and implementation of California Proposition 9; and other unforeseen events.

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

Edison International

                              Tradename Litigation

As previously reported in Part II, Item 1 of the Registrant's Quarterly Reports on Form 10-Q for the quarters ended March 31, 1998, and June 30, 1998, on September 30, 1997, an action was filed against Edison International in the United States District Court for the Southern District of New York alleging trademark infringement under the Lanham Act and related state causes of action for unfair competition. The complaint requested injunctive relief restraining Edison International from using various tradenames and trademarks utilizing the "Edison" name and sought to recover unspecified damages in profits from Edison International allegedly arising from infringing activities. On November 19, 1997, Edison International filed and served its answer to the complaint denying all of the substantive allegations and asserting affirmative defenses. After an initial status conference, the court stayed discovery in this matter to allow the parties to discuss a resolution of the matter. Such discussions are continuing and the stay of discovery has been extended by agreement of the parties.

                        Geothermal Generators' Litigation

Edison International, along with Southern California Edison Company (SCE), The Mission Group and Mission Power Engineering Company, has been named as a defendant in a lawsuit more fully described under "Southern California Edison Company - Geothermal Generators' Litigation."

Edison Mission Energy

                                 PMNC Litigation

As previously reported in Part II, Item 1 of the Registrant's Quarterly Reports on Form 10-Q for the quarters ended March 31, 1998, and June 30, 1998, in February 1997, a civil action was commenced in the Superior Court of the State of California, Orange County, entitled The Parsons Corporation and PMNC v. Brooklyn Navy Yard Cogeneration Partners, L.P. (Brooklyn Navy Yard), Mission Energy New York, Inc. and B-41 Associates, L.P., in which plaintiffs assert general monetary claims under the construction turnkey agreement in the amount of $136.8 million. In addition to defending this action, Brooklyn Navy Yard has also filed an action entitled Brooklyn Navy Yard Cogeneration Partners, L.P. v. PMNC, Parsons Main of New York, Inc., Nab Construction Corporation, L.K. Comstock & Co., Inc. and The Parsons Corporation in the Supreme Court of the State of New York, Kings County, asserting general monetary claims in excess of $13 million under the construction turnkey agreement. On March 26, 1998, the Superior Court in the California action granted PMNC's motion for attachment against Brooklyn Navy Yard in the amount of $43 million. PMNC subsequently attached three checking accounts in the approximate amount of $500,000. On the same day, the court stayed all proceedings in the California action pending an order by the New York Appellate Court of the appeal by PMNC of a denial of its motion to dismiss the New York action.

Southern California Edison Company

                           Wind Generators' Litigation

As previously reported in Part II, Item 1 of the Registrant's Quarterly Reports on Form 10-Q for the quarters ended March 31, 1998, and June 30, 1998, between January 1994 and October 1994, SCE was named as a defendant in a series of eight lawsuits brought by independent power producers of wind generation. Seven of the lawsuits were filed in Los Angeles County Superior Court and one was filed in Kern County Superior Court. The lawsuits alleged SCE incorrectly interpreted contracts with the plaintiffs by limiting fixed energy payments to a single 10-year period rather than beginning a new 10-year period of fixed energy payments for each stage of development. In its responses to the complaints, SCE denied the plaintiffs' allegations. In each of the lawsuits, the plaintiffs sought declaratory relief regarding the proper interpretation of the contracts. Plaintiffs alleged a combined total of approximately $189 million in which included consequential damages claimed in seven of the eight lawsuits. Following the March 1 ruling, a ninth lawsuit was filed in Los Angeles County raising claims similar to those alleged in the first eight. SCE subsequently responded to the complaint in the new lawsuit by denying its material allegations.

After receiving a favorable decision in the liability phase of the lead case, SCE agreed to settle with the plaintiffs in seven of the lawsuits on terms whereby SCE waived its rights to recover costs against such plaintiffs in exchange for their agreement that there is only one fixed price period under each of their power purchase contracts with SCE and a mutual dismissal with prejudice of claims. SCE also entered into a settlement agreement with the plaintiff in another of the lawsuits which resolved the issue of multiple fixed price periods on the same terms and which also resolved a related issue unique to that plaintiff in exchange for a nominal payment by SCE. This settlement was subject to bankruptcy court approval in bankruptcy proceedings involving the plaintiff. On April 24, 1998, the bankruptcy court issued an order approving the settlement. Although the court has not yet set a date for trial of the outstanding issues in the lead case related to SCE's cross-claim for damages, a trial setting conference has been set for December 3, 1998.

                        Geothermal Generators' Litigation

As previously reported in Part II, Item 1 of the Registrant's quarterly Reports on Form 10-Q for the quarters ended March 31, 1998, and June 30, 1998, on June 9, 1997, SCE filed a complaint in Los Angeles County Superior Court against an independent power producer of geothermal generation and six of its affiliated entities (Coso parties). SCE alleges that in order to avoid power production plant shutdowns caused by excessive noncondensable gas in the geothermal field brine, the Coso parties routinely vented highly toxic hydrogen sulfide gas from unmonitored release points beginning in 1990 and continuing through at least 1994, in violation of applicable federal, state and local environmental law. According to SCE, these violations constituted material breaches by the Coso parties of their obligations under their contracts with SCE and applicable law. The complaint sought termination of the contracts and damages for excess power purchase payments made to the Coso parties. The Coso parties' motion to transfer venue to Inyo County Superior Court was granted on August 31, 1997.

The Coso parties have also asserted various claims against SCE, as well as The Mission Group and Mission Power Engineering (Mission parties) in a cross-complaint filed in the action commenced by SCE as well as in a separate action filed against SCE by three of the Coso parties in Inyo County Superior Court. Following a hearing on November 20, 1997, the court struck all but two causes of action asserted in the separate action on the grounds that they should have been raised as part of the Coso parties' cross-complaint, and ordered the remaining two causes of action consolidated for all purposes with the action filed by SCE.

As a result of motion practice by SCE and the Mission parties, the Coso parties filed a second amended cross-complaint on December 29, 1997, and a third amended cross-complaint on August 21, 1998. The third amended cross-complaint names SCE, the Mission parties and Edison International. As against SCE, the third amended cross-complaint purports to state causes of action for declaratory relief; breach of the covenant of good faith and fair dealing; inducing breach of agreements between the Coso parties and their former employees; breach of an earlier settlement agreement between the Mission parties and the Coso parties; slander and disparagement; injunctive relief and restitution for unfair business practices; anticipatory breach of the contracts; and violations of Public Utilities Code ss.ss. 453, 702 and 2106. As against the Mission parties, the third amended cross-complaint seeks damages for breach of warranty of authority with respect to the settlement agreement and equitable indemnity. The third amended cross-complaint seeks restitution, compensatory damages in excess of $115,000,000, punitive damages in an amount not less than $400,000,000, interest, attorney's fees, declaratory relief and injunctive relief.

On September 21, 1998, SCE filed an answer to the third amended cross-complaint generally denying the allegations contained therein and asserting appropriate affirmative defenses. In addition, SCE filed a cross-complaint for reformation of the contracts alleging that if they are not susceptible to SCE's interpretation, they should be reformed to reflect the parties' true intention. At this time, the Coso parties have not filed a response to SCE's cross-complaint.

SCE has also filed a motion for summary adjudication with respect to the fourth cause of action of the third amended cross-complaint for inducing breach of employment agreements. The hearing on the motion is currently scheduled for November 4, 1998.

The Mission parties and Edison International demurred to and moved to strike portions of the third amended cross-complaint. These matters were heard by the court on October 22, 1998. On October 27, 1998, the court issued an order continuing the hearing on Edison International's demurrer to December 17, 1998, and stayed discovery with respect to Edison International until that time. The Mission parties' demurrer and motion to strike are still under submission. The court's further disposition of these matters may result in the filing of further amended pleadings with respect to Edison International and/or SCE.

On October 19, 1998, the Coso parties purported to file a first amended cross-complaint against Edison International only. In the amended pleading, the Coso parties assert, among other things, that SCE and Edison International are alter egos; that SCE engaged in anticompetitive conduct; and that SCE violated rules of the California Public Utilities Commission governing transactions between SCE and its affiliates. These allegations are similar to those set forth in the second amended complaint filed by three of the Coso parties, described below. In its reply brief in support of its demurrer and at the October 22 hearing, described in the preceding paragraph, Edison International objected to the filing of the first amended cross-complaint on the grounds that it was filed without leave of court and has no legal effect. On October 27, 1998, the court issued an order striking the purported first amended cross-complaint in its entirety.

On August 21, 1998, the court granted SCE's motion to set aside a default entered with respect to the first amended complaint filed by three of the Coso parties in the separately filed (now consolidated) action. SCE filed an answer to the first amended complaint on September 21, 1998, generally denying its allegations and asserting appropriate affirmative defenses. Since then, the parties have agreed to stipulate to the filing of a second amended complaint, and it is likely that the court will approve the filing of the amended pleading, which names SCE and Edison International. The proposed second amended complaint seeks injunctive relief and restitution for unfair competition with respect to a broad range of purported anticompetitive conduct by SCE with respect to its administration and interpretation of standard offer contracts and with respect to implementation and operation of the restructured power market. In addition, the proposed second amended complaint alleges that SCE engaged in false advertising with respect to the cost and reliability of power generated by qualifying facilities, such as the facilities owned by the Coso parties. The proposed amended pleading also alleges violations of Public Utilities Code ss. 2106. The proposed amended pleading seeks restitution, injunctive relief, unspecified compensatory damages and punitive damages in an amount not less than $500,000,000. Assuming that the court grants the Coso parties leave to file the second amended complaint in its current form, Edison International and SCE intend to file a demurrer and a motion to strike.

On June 29, 1998, the Court adopted a revised discovery plan which provides for approximately eighteen months of discovery and periodic status conferences. Discovery and motion practice related to discovery is active, except that the court has stayed discovery with respect to Edison International through at least December 17, 1998. On August 28, 1998, following the first status conference, the court set a trial date of March 1, 2000. The court reserved jurisdiction to advance or continue the trial date. The materiality of net final judgments against Edison International or SCE in these actions would be largely dependent on the extent to which any damages or additional payments which might result therefrom are recoverable through rates.

                  Electric and Magnetic Fields (EMF) Litigation

As previously reported in Part II, Item 1 of the Registrant's quarterly Reports on Form 10-Q for the quarters ended March 31, 1998, and June 30, 1998, SCE is involved in three lawsuits alleging that various plaintiffs developed cancer as a result of exposure to EMF from SCE facilities. SCE denied the material allegations in its responses to each of these lawsuits.

In December 1995, the court granted SCE's motion for summary judgment in the first lawsuit and dismissed the case. Plaintiffs have filed a Notice of Appeal. Briefs have been submitted but no date for oral argument has been set.

The second lawsuit has been dismissed by the plaintiffs. However, one of the named plaintiffs is now deceased and a wrongful death action was filed by her husband and children on May 7, 1998. This action was dismissed by the court without leave to amend on September 16, 1998.

On July 23, 1998, the court granted SCE's motion for summary judgment in the third lawsuit and dismissed this case.

A California Court of Appeal decision, Cynthia Jill Ford et al. v. Pacific Gas and Electric Co. (Ford), has held that the Superior Courts do not have jurisdiction to decide issues, such as those concerning EMF, which are regulated by the CPUC. The California Supreme Court recently denied the plaintiffs' petition for review in Ford and it is now binding throughout California. SCE intends to seek dismissal of the remaining case in light of the Court of Appeal's decision.

                      San Onofre Personal Injury Litigation

As previously reported in Part II, Item 1 of the Registrant's quarterly Reports on Form 10-Q for the quarters ended March 31, 1998, and June 30, 1998, SCE is involved in six lawsuits alleging personal injuries relating to San Onofre.

An SCE engineer employed at San Onofre died in 1991 from cancer of the abdomen. On February 6, 1995, his children sued SCE and San Diego Gas & Electric Company (SDG&E), as well as Combustion Engineering, the manufacturer of the fuel rods for the plant, in the U.S. District Court for the Southern District of California in the first lawsuit. On December 7, 1995, the court granted SCE's motion for summary judgment on the sole outstanding claim against it, basing the ruling on the worker's compensation system being the exclusive remedy for the claim. Plaintiffs appealed this ruling to the Ninth Circuit Court of Appeals. On May 28, 1998, the Ninth Circuit Court affirmed the lower court's judgment in favor of SCE.

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

On August 31, 1995, the wife and daughter of a former San Onofre security supervisor sued SCE and SDG&E in the U.S. District Court for the Southern District of California in the third lawsuit. Plaintiffs also named Combustion Engineering and the Institute of Nuclear Power Operations as defendants. All trial court proceedings have been stayed pending the ruling of the Court of Appeals, issued by the Ninth Circuit on May 28, 1998 affirming the lower court's judgment in favor of SCE, in the cases described in the above two paragraphs. A trial date has not yet been set.

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

On November 28, 1995, a former contract worker at San Onofre, her husband, and her son, sued SCE in the U.S. District Court for the Southern District of California in the fifth lawsuit. Plaintiffs also named Combustion Engineering. On August 12, 1996, the Court dismissed the claims of the former worker and her husband with prejudice. This case, with only the son as plaintiff, is expected to go to trial in early 1999.

On November 20, 1997, a former contract worker at San Onofre and his wife sued SCE in the Superior Court of California, County of San Diego in the sixth lawsuit. The case was removed to the U.S. District Court for the Southern District of California. SCE filed a motion to dismiss the complaint for failure to state a claim. In April 1998, the plaintiffs and SCE stipulated that SCE's motion to dismiss be granted and that the plaintiffs be given leave to file an amended complaint on or before May 11, 1998. On May 11, 1998, the plaintiffs filed a first amended complaint. On May 22, 1998, SCE filed an answer denying the material allegations of the first amended complaint. A pre-trial conference is scheduled for May 17, 1999.

                           False Claims Act Litigation

As previously reported in Part II, Item 1 of the Registrant's quarterly Reports on Form 10-Q for the quarters ended March 31, 1998, and June 30, 1998, in September 1997, SCE became aware of a complaint filed in the Southern District of the U.S. District Court of California by a former San Onofre employee, acting at his own initiative on behalf of the United States under the False Claims Act, against SCE and SDG&E. SCE and SDG&E filed separate motions to dismiss this lawsuit on November 6, 1997. The former employee responded to both motions on December 20, 1997. SCE and SDG&E replied to the former employee's responses on January 13, 1998. Oral argument on the motion to dismiss was heard on January 20, 1998. On July 1, 1998, the U.S. District Court granted SCE's motion to dismiss. The court found that the filed rate doctrine barred the former employee's federal claims, but declined to rule on whether the state law claims would be likewise barred. Instead, the court declined to exercise jurisdiction over the state law claims in the wake of the dismissal of the federal claims. The period for appeal of the U.S. District Court's decision has passed. Mr. Rubaii did not file an appeal. As a result, this litigation at the U.S. District Court is now dismissed with prejudice.

               Mohave Generating Station Environmental Litigation

As previously reported in Part II, Item 1 of the Registrant's quarterly Reports on Form 10-Q for the quarters ended March 31, 1998, and June 30, 1998, on February 19, 1998, the Sierra Club and the Grand Canyon Trust filed suit in the U.S. District Court of Nevada against SCE, which operates Mohave, and the other three co-owners of the Mohave Generating Station. The lawsuit alleges that Mohave has been violating various provisions of the Clean Air Act, the Nevada state implementation plan, certain Environmental Protection Agency orders, and applicable pollution permits relating to opacity and sulfur dioxide emission limits over the last five years. The plaintiffs seek declaratory and injunctive relief as well as civil penalties. Under the Clean Air Act, the maximum civil penalty obtainable is $25,000 per day per violation. SCE and the co-owners obtained an extension to respond to the complaint and on April 10, 1998, a motion to dismiss was filed. The plaintiffs filed an opposition to the motion to dismiss and a motion for partial summary judgment on May 8, 1998. On May 29, 1998, SCE and the co-owners filed their reply brief to the plaintiffs' opposition. On June 15, 1998, the plaintiffs filed their final reply brief. SCE and the co-owners filed their final reply to plaintiffs' opposition on June 25, 1998. The initial ruling by the court on these motions is expected in early 1999.

In addition, on June 4, 1998, the plaintiffs served SCE and its co-owners with a 60-day supplemental notice of intent to sue. This supplemental notice identified additional causes of action as well as an additional plaintiff (National Parks and Conservation Association) to be added to the proceedings. On October 9, 1998, Plaintiffs filed a motion to extend time to add a party and amend complaint. Notwithstanding their supplemental notice of intent to sue,
Plaintiffs missed the deadline pursuant to the court's Discovery Plan and Scheduling Order to file an amended complaint. On October 26, 1998, the co-owners filed a combined opposition to plaintiffs' motion to extend time to add a party and amend the complaint. Various discovery motions have been filed by both parties. It is not expected that these additional filings will substantially change the timetable for the court's initial ruling on the pending motions to dismiss and for partial summary judgment.

                       California Proposition 9 Litigation

As previously reported in Part II, Item 1 of the Registrant's quarterly Report on Form 10-Q for the quarter ended June 30, 1998, California voters will vote on Proposition 9, an initiative supported by various consumer groups, in California's November 3, 1998, general election. Proposition 9 would overturn major portions of California's electric industry restructuring legislation. Proposition 9 purports to: (1) require SCE and the other California investor-owned utilities to provide at least a 20% rate reduction to their residential and small commercial customers to be achieved through cutting payments for nuclear and other fossil generation transition costs; (2) eliminate cost recovery for nuclear generation plants and related assets and obligations (other than reasonable decommissioning costs), except to the extent such costs are recovered from competitive market sales through the Power Exchange or contracts with the Independent System Operator; (3) eliminate cost recovery for non-nuclear generation plants and related assets and obligations (other than costs associated with qualifying facilities), except to the extent such costs are recovered from competitive market sales through the Power Exchange or contracts with the Independent System Operator, unless the CPUC finds that the utilities would be deprived of the opportunity to earn a fair rate of return; and (4) prohibit the collection of any customer charges necessary to pay principal, interest and other costs on the rate reduction bonds or, if a court finds that the CPUC orders authorizing the collection of such charges are nevertheless enforceable, require the charges to be offset with a concurrent equal credit. Proposition 9's purported rate reduction would be in lieu of the 10% rate reduction for residential and small commercial customers that went into effect on January 1, 1998.

In May 1998, a coalition of California business organizations and utilities filed a petition for writ of mandate challenging Proposition 9 as illegal and unconstitutional on its face and seeking to have it removed from the November 1998 ballot. In July 1998, the petition was denied by the California Court of Appeal and an appeal was denied by the California Supreme Court.

Under the terms of a servicing agreement relating to the rate reduction notes, SCE (acting as the servicer) is required to take such legal or administrative actions as may be reasonably necessary to block or overturn any attempts to cause a repeal of, modification of, or supplement to the electric industry restructuring legislation, the financing order issued by the CPUC, or the rights of holders of the property right authorized by the legislation and the financing order, by legislative enactment, voter initiative or constitutional amendment that would be adverse to holders of the rate reduction certificates.

Bankers Trust Company of California, N.A., acting as trustee for the holders of rate reduction certificates, has sent a letter to the holders of record on October 14, 1998, notifying them about certain actions the trustee is taking related to Proposition 9. The letter states that Proposition 9, if approved by the voters and upheld by the courts, would impair the rights of the holders and would lead to a default in the payment of principal and interest. The letter also states that Proposition 9, if approved, would breach the statutory and contractual pledge by the State of California not to limit or alter payment of principal and interest on the rate reduction certificates, and that such breach would constitute an event of default under the agreements pursuant to which the certificates were issued. Therefore, the letter states, the trustee is requesting authorization from the holders to commence litigation to enjoin Proposition 9 if it passes, to collect damages on behalf of the holders for the breach of the State's statutory and contractual pledge, and for other appropriate relief. The trustee's letter also attached letters from SCE, Pacific Gas and Electric Company, and San Diego Gas & Electric Company, in their capacities as servicers, restating their intention to comply with their obligations under the related agreements to take reasonable and necessary legal actions to overturn Proposition 9 if it is approved by the voters.

If California voters approve Proposition 9, legal challenges by the California utilities, including SCE, and others will ensue. SCE intends to vigorously challenge Proposition 9 as unconstitutional and to seek an immediate stay of its provisions pending court review of the merits of SCE's challenge. Although SCE believes the litigation arguments challenging the enforceability of Proposition 9 would be compelling, no assurances can be given whether or when Proposition 9 would be overturned.

SCE is unable to predict the outcome of this matter, but if Proposition 9 is voted into law, and not immediately stayed and ultimately invalidated by the courts, it could have a material adverse effect on SCE's results of operations and financial position as more specifically described in "California Voter Initiative" in Item 2 of Part 1 of this quarterly Report, which is hereby incorporated by reference.

Item 6.           Exhibits and Reports on Form 8-K

(a)  Exhibits

     3.1 Articles of Incorporation (File No. 1-9936, Form 10-Q for the quarterly period ended March 31, 1996)*

     3.2      Bylaws as adopted by the Board of Directors effective
              September 17, 1998

     11.      Computation of Primary and Fully Diluted Earnings Per Share

     27.      Financial Data Schedule

(b)  Reports on Form 8-K:

     July 13, 1998  Item 5: Other Events:  Proposed Initiative
     July 27, 1998  Item 5. Other Events:  Stock Repurchase Plan
                                            California Voter Initiative
                                            Agreement for Subsidiary's Purchase
                                              of Home Security Company

----------------------

*  Incorporated by reference pursuant to Rule 12b-32 .

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 EDISON INTERNATIONAL
                                      (Registrant)



                                 By       R. K. BUSHEY
                                          --------------------------------
                                          R. K. BUSHEY
                                          Vice President and Controller



                                 By       K. S. STEWART
                                          --------------------------------
                                          K. S. STEWART
                                          Assistant General Counsel and
                                          Assistant Secretary

October 30, 1998