Form 10-K
period 1998-12-31
EDISON INTERNATIONAL
filed 1999-03-24
CIK 827052

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended                         December 31, 1998
                         ------------------------------------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of registrant's voting stock held by non-affiliates was approximately $8,918,769,279.18 on or about March 19, 1999, based upon prices reported on the New York Stock Exchange. As of March 19, 1999, there were 347,202,697 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the following documents listed below have been incorporated by reference into the parts of this report so indicated.

(1) Designated portions of the Annual Report to Shareholders for the year ended December 31, 1998.....................Parts I, II and IV
(2) Designated portions of the Joint Proxy Statement
    relating to registrant's 1999 Annual Meeting
    of Shareholders..........................................Part III

                                TABLE OF CONTENTS

Item                                                                     Page
----                                                                     ----
                                      Part I

1.  Business...............................................................  1
        Business of Edison International...................................  1
            Competitive Environment........................................  1
            Regulation of Edison International.............................  2
            Environmental Matters..........................................  3
        Business of SCE....................................................  5
            California Electric Utility Restructuring......................  5
            Regulation of SCE..............................................  9
            Rate Matters...................................................  9
            Fuel Supply and Purchased Power Costs.......................... 14
            Year 2000 Issue................................................ 15
        Business of the Nonutility Companies............................... 16
2.  Properties of SCE...................................................... 21
            Existing Utility Generating Facilities......................... 21
            SCE Construction Program and Capital Expenditures.............. 23
            Nuclear Power Matters.......................................... 23
3.  Legal Proceedings...................................................... 26
            Tradename Litigation........................................... 26
            Geothermal Generators Litigation............................... 26
            PMNC Litigation................................................ 26
            Wind Generators' Litigation.................................... 27
            Geothermal Generators' Litigation.............................. 27
            Electric and Magnetic Fields (EMF) Litigation.................. 28
            San Onofre Personal Injury Litigation.......................... 29
            Mohave Generating Station Environmental Litigation............. 29
4.  Submission of Matters to a Vote of Security Holders.................... 30
    Executive Officers of the Registrant................................... 30

                                     Part II

5.  Market for Registrant's Common Equity and Related
    Stockholder Matters.................................................... 36
6.  Selected Financial Data................................................ 36
7.  Management's Discussion and Analysis of Results of
    Operations and Financial Condition..................................... 36
7a. Quantitative and Qualitative Disclosures About Market Risk............. 36
8.  Financial Statements and Supplementary Data............................ 36
9.  Changes in and Disagreements with Accountants on
    Accounting and Financial Disclosure.................................... 36

                                    Part III

10. Directors and Executive Officers of the Registrant..................... 36
11. Executive Compensation................................................. 37
12. Security Ownership of Certain Beneficial
    Owners and Management.................................................. 37
13. Certain Relationships and Related Transactions......................... 37

                                     Part IV

14. Exhibits, Financial Statement Schedules, and Reports on
    Financial Statements................................................... 37
    Form 8-K..............................................................  38
    Report of Independent Public Accountants on
    Supplemental Schedules................................................  39
    Supplemental Schedules................................................  40
    Signatures............................................................  46
    Exhibit Index.........................................................  47

                                     PART I

In this form 10-K, Edison International uses the words estimates, expects, anticipates, believes, and other similar expressions that are intended to identify forward-looking information that involves risks and uncertainties. Actual results or outcomes could differ materially as a result of such important factors as further actions by state and federal regulatory bodies that set rates and implement restructuring of the electric utility industry; the effects of new laws and regulations relating to restructuring and other matters; the effects of increased competition in the electric utility business, including the beginning of direct customer access to retail energy suppliers and the unbundling of revenue cycle services such as metering and billing; changes in prices of electricity and fuel costs; changes in market interest or currency exchange rates; foreign currency devaluations; new or increased environmental liabilities; the effects of the Year 2000 on the computer systems of Edison International and its affiliates; and other unforeseen events.

Item 1.  Business

Business of Edison International

Edison International was incorporated on April 20, 1987, under the laws of the State of California for the purpose of becoming the parent holding company of Southern California Edison Company (SCE), a California public utility corporation. As of December 31, 1998, Edison International owned all of the issued and outstanding common stock of SCE and of other subsidiaries engaged in nonutility businesses (Nonutility Companies). These Nonutility Companies are:
Edison Mission Energy (EME), which is engaged in developing, acquiring, owning, and operating electric power generation facilities worldwide; Edison Capital, a provider of capital and financial services for energy and infrastructure projects; Mission Land Company (Mission Land), which is in the business of managing and selling real estate projects; and Edison Enterprises, which provides integrated energy services, utility outsourcing, and consumer products and services.

Edison International is engaged in the business of holding, for investment, the stock of its subsidiaries. At year-end 1998, SCE had 13,177 full-time employees. At year-end 1998, Edison International had 20 full-time employees, Edison Mission Energy had 1,180 full-time employees, Edison Capital had 85 full-time employees, and Edison Enterprises had 3,888 full-time employees.

The principal executive offices of Edison International are located at 2244 Walnut Grove Avenue, Rosemead, California 91770, and its telephone number is
(626) 302-2222.

                             Competitive Environment

SCE currently operates in a highly regulated environment in which it has an obligation to deliver electric service to customers in return for an exclusive franchise within its service territory. This regulatory environment is changing. In the generation sector, SCE has experienced competition from nonutility power producers; and regulators are restructuring California's electric utility industry to facilitate additional competition. (See "Business of SCE -- California Electric Restructuring" below for a description of these changes.)

Edison International's Nonutility Companies face competitive conditions as well. EME competes with many other companies (including independent power producers that are affiliates of utilities) in selling electric power and steam as well as with electric utilities and others in installing new generating capacity. Edison Capital competes with other investors, including money center banks, major finance and lease companies, and affiliates of public utilities and other Fortune 500 companies, in the highly structured transaction market. Edison Enterprises, through its various businesses, is engaged in a variety of competitive retail products and services (see "Business of the Nonutility Companies").

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

Edison International is not a public utility under the laws of the State of California and is not subject to regulation as such by the California Public Utilities Commission (CPUC). (See "Business of SCE --Regulation of SCE" below for a description of the regulation of SCE by the CPUC.) The CPUC decision authorizing SCE to reorganize into a holding company structure, however, contains certain conditions, which, among other things: ensure the CPUC access to books and records of Edison International and its affiliates which relate to transactions with SCE; require Edison International and its subsidiaries to employ accounting and other procedures and controls to ensure full review by the CPUC and to protect against subsidization of nonutility activities by SCE's customers; require that all transfers of market, technological, or similar data from SCE to Edison International or its affiliates, be made at market value; preclude SCE from guaranteeing any obligations of Edison International without prior written consent from the CPUC; provide for royalty payments to be paid by Edison International or its subsidiaries in connection with the transfer of product rights, patents, copyrights, or similar legal rights from SCE; and prevent Edison International and its subsidiaries from providing certain facilities and equipment to SCE except through competitive bidding. In addition, the decision provides that SCE shall maintain a balanced capital structure in accordance with prior CPUC decisions, that SCE's dividend policy shall continue to be established by SCE's Board of Directors as though SCE were a comparable stand-alone utility company, and that the capital requirements of SCE, as determined to be necessary to meet SCE's service obligations, shall be given first priority by the Boards of Directors of Edison International and SCE.

On December 16, 1997, the CPUC adopted a decision which established new rules governing the relationship between California's natural gas local distribution companies, electric utilities, and certain of their affiliates. While SCE and its affiliates have been subject to affiliate transaction rules since the establishment of its holding company structure in 1988, these new rules are more detailed and restrictive. On December 31, 1997, SCE filed a preliminary compliance plan which set forth SCE's implementation of the new affiliate transaction rules. This preliminary compliance plan was supplemented by an additional filing made on January 30, 1998. In September 1998, the CPUC issued a Resolution accepting certain portions of SCE's compliance plan and rejecting others. SCE filed a revised compliance plan in October 1998 as ordered. No party protested that revised plan.

The new affiliate transaction rules apply to all transactions by SCE with affiliates engaging in the production of products that use electricity or the providing of services that relate to the use of electricity. Edison International is not subject to these new affiliate transaction rules and continues to be subject to the prior rules. The new affiliate transaction rules are structured to address CPUC concerns regarding market power and cross-subsidization arising out of the new competitive electricity market in California. The new rules are categorized into nondiscrimination standards, disclosure and information standards, and separation standards. The new rules also set forth requirements and restrictions on the utility's offering of certain products and services.

The CPUC has modified certain of the rules in response to petitions from various parties. SCE is still awaiting CPUC decisions on its compliance plan (which includes SCE's interpretation of the rule governing affiliate use of the utility's name and logo, on a petition for limited exemptions from that rule, and on SCE's filing relating to utility products and services that produce other operating revenue. The CPUC decision concerning the name and logo rule may affect the disposition of a pending complaint against SCE filed by the CPUC's Office of Ratepayer Advocates (ORA) and The Utility Reform Network with the CPUC, which complaint alleges a violation of that rule by Edison Source in a bulk mailing in 1998.

                              Environmental Matters

Legislative and regulatory activities in the areas of air and water pollution, waste management, hazardous chemical use, noise abatement, land use, aesthetics, and nuclear control continue to result in the imposition of numerous restrictions on Edison International's operation of existing facilities, on the timing, cost, location, design, construction, and operation by Edison International of new facilities, and on the cost of mitigating the effect of past operations on the environment. These activities substantially affect future planning and will continue to require modifications of Edison International's existing facilities and operating procedures. Edison International is unable to predict the extent to which additional regulations may affect its operations and capital expenditure requirements.

The Clean Air Act (CAA) provides the statutory framework to implement a program for achieving national ambient air quality standards in areas exceeding such standards and provides for maintenance of air quality in areas already meeting such standards.

The CAA as amended in 1990, and as implemented within the South Coast Air Quality Management District (SCAQMD) and other California districts, required SCE to reduce emissions of oxides of nitrogen from its generating stations. During 1998, SCE sold all of its oil- and gas-fueled generating stations within the Mohave Desert Air Quality Management District, Ventura County Air Pollution Control District, and in the Santa Barbara County Air Pollution Control District. SCE has sold all but one of its oil- and gas-fired generating stations within the SCAQMD. The remaining plant, the Pebbly Beach Generating Station, supplies power to Santa Catalina Island. After the sale of its oil- and gas-fueled generating stations, SCE commenced operation of the facilities under operation and maintenance contracts with the individual owners except for two plants that ceased operation during 1998. SCE will continue to operate or, where applicable, commence operating those divested facilities as active generating stations for the required two-year period specified by California's restructuring statute implementing deregulation of electric utilities in the state. SCE's operation of the stations under these operation and maintenance contracts is at the direction and expense of the new owners. SCE is responsible for maintaining the environmental permits for the plants. The new owners, not SCE, are responsible for the purchase and installation of emissions control equipment, and for obtaining trading credits required for the plants under the Regional Clean Air Incentives Market within the SCAQMD.

The CAA does not require any other significant emissions control expenditures that are identifiable at this time. The Environmental Protection Agency (EPA) plans to issue its final rulemaking regarding regional haze regulations in mid-1999. The EPA and SCE are also expected to conclude a cooperative tracer study of sulfur dioxide emissions from the Mohave Generating Station (Mohave) in early 1999. The study is currently evaluating potential impact from Mohave emissions on haze within the Grand Canyon National Park. On February 19, 1998, the Sierra Club and the Grand Canyon Trust filed suit in the U.S. District Court of Nevada against SCE and the other co-owners of Mohave alleging violations, over the last five years of the CAA, the Nevada State Implementation Plan, and applicable air quality permits relating to opacity and sulfur dioxide emission limits. (See, "Southern California Edison Company-Mohave Generating Station Environmental Litigation" below for additional discussion.) SCE has asked Business for Social Responsibility and Environment Now, two well respected organizations, to convene a collaborative of interested stakeholders to discuss the best way to resolve this issue. In anticipation of this dialogue, SCE has proposed to install a dry scrubber, baghouse, and low-NOx burners at Mohave by 2008. This proposal, however, is subject to discussion and modification as part of the collaborative. The acid rain provisions of the amended CAA also put an annual limit on sulfur dioxide emissions allowed from power plants. SCE has received more sulfur dioxide allowances than required for its projected operations. Until the collaborative process is completed and a firm requirement adopted, SCE expects to meet all of the present regulations through improved operations at Mohave.

The CAA also requires the EPA to carry out a three-year study of risk to public health from the emissions of toxic air contaminants from electric utility steam generating plants, and to regulate such emissions if required. The study's final report to Congress concluded that mercury from coal-fired utilities is the hazardous air pollutant of greatest potential concern and merits additional research and monitoring to better understand the risks of mercury exposure. Other pollutants that may potentially need further study are dioxins and arsenic from coal-fired plants, and nickel from oil- fired plants. The EPA concluded that the impacts from emissions from gas-fired utilities are negligible and that there is no need for further evaluation of the risks of hazardous air pollutants.

Regulations under the Clean Water Act require permits for the discharge of certain pollutants into U.S. waters. Under this act, the EPA issues effluent limitation guidelines, pretreatment standards, and new source performance standards for the control of certain pollutants. Individual states may impose more stringent limitations. SCE incurs additional expenses and capital expenditures in order to comply with guidelines and standards applicable to steam electric power plants. SCE presently has discharge permits for all applicable facilities.

The Safe Drinking Water and Toxic Enforcement Act prohibits the exposure to individuals of chemicals known to the State of California to cause cancer or reproductive harm and the discharge of such listed chemicals into potential sources of drinking water. Additional chemicals are continuously being put on the state's list, requiring constant monitoring.

The Resource Conservation and Recovery Act (RCRA) provides the statutory authority for the EPA to implement a regulatory program for the safe treatment, recycling, storage, and disposal of solid and hazardous wastes. An unresolved issue remains regarding the degree to which coal wastes should be regulated under the RCRA. Increased regulation may result in increased expenses relating to the operation of Mohave.

The Toxic Substances Control Act and accompanying regulations govern the manufacturing, processing, distribution in commerce, use, and disposal of polychlorinated biphenyls, a toxic substance used in certain electrical equipment. Current costs for disposal of this substance are immaterial.

Edison International records its environmental liabilities when site assessments and/or remedial actions are probable and a range of reasonably likely cleanup costs can be estimated. Edison International reviews its sites and measures the liability quarterly, by assessing a range of reasonably likely costs for each identified site using currently available information, including existing technology, presently enacted laws and regulations, experience gained at similar sites, and the probable level of involvement and financial condition of other potentially responsible parties. These estimates include costs for site investigations, remediation, operations and maintenance, monitoring, and site closure. Unless there is a probable amount, Edison International records the lower end of this reasonably likely range of costs (classified as other long-term liabilities at discounted amounts).

Edison International's recorded estimated minimum liability to remediate its 49 identified sites is $171 million. The ultimate costs to clean up Edison International's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. Edison International believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $247 million. The upper limit of this range of costs was estimated using assumptions least favorable to Edison International among a range of reasonably possible outcomes. SCE has sold all of its gas- and oil-fueled generation plants and has retained some liability associated with the divested properties.

The CPUC allows SCE to recover environmental-cleanup costs at 41 of its sites, representing $88 million of its recorded liability, through an incentive mechanism (SCE may ask to include additional sites). Under this mechanism, SCE will recover 90% of cleanup costs through customer rates (shareholders fund the remaining 10%), with the opportunity to recover these costs from insurance carriers and other third parties. SCE has successfully settled insurance claims with all responsible carriers. Costs incurred at SCE's remaining sites are expected to be recovered through customer rates. SCE has recorded a regulatory asset of $141 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

Edison International's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that Edison International may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites.

Edison International expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $4 million to $10 million. Recorded costs for 1998 were $7 million.

Based on currently available information, Edison International believes that it is unlikely that it will incur amounts in excess of the upper limit of the estimated range and, based upon the CPUC's regulatory treatment of environmental-cleanup costs, Edison International believes that costs ultimately recorded will not materially affect its results of operations or its financial position. There is no assurance, however, that future developments, including additional information about existing sites or the identification of new sites, will not require material revisions to such estimates.

Edison International's projected environmental capital expenditures are $900 million for the 1999-2003 period. These expenditures are mainly for aesthetic treatment, including undergrounding certain transmission and distribution lines.

Business of SCE

SCE was incorporated in 1909 under the laws of the State of California. SCE is a public utility primarily engaged in the business of supplying electric energy to a 50,000 square-mile area of Central and Southern California, excluding the City of Los Angeles and certain other cities. This area includes approximately 800 cities and communities and a population of more than 11 million people. SCE had 13,177 full-time employees at year-end 1998. During 1998, 31% of SCE's total operating revenue was derived from residential customers, 33% from commercial customers, 15% from sales to the power exchange (PX), 9% from industrial customers, 6% from public authorities, 5% from agricultural and other customers, and 1% from resale customers. SCE comprises the major portion of the assets and revenue of its parent holding company, Edison International. As previously discussed, SCE's regulatory environment is currently undergoing change. The following is a discussion of the changes affecting SCE in its transition to a new market structure.

                    California Electric Utility Restructuring

Restructuring Decision -- The CPUC's December 1995 decision on restructuring California's electric utility industry started the transition to a new market structure; competition and customer choice began on April 1, 1998. Key elements of the CPUC's restructuring decision included: creation of the PX and Independent System Operator (ISO); availability of customer choice for electricity supply and certain billing and metering services; performance-based ratemaking (PBR) for those utility services not subject to competition; voluntary divestiture of at least 50% of utilities' gas-fueled generation; and implementation of the Competition Transition Charge (CTC).

Restructuring Statute -- In September 1996, the State of California enacted legislation, Assembly Bill 1890 (AB 1890), to provide a transition to a competitive market structure. The statute substantially adopted the CPUC's restructuring decision by addressing stranded-cost recovery for utilities and providing a certain cost-recovery time period for the transition costs associated with utility-owned generation-related assets. The statute mandated the implementation of the CTC that provides utilities the opportunity to recover costs made uneconomic by electric utility restructuring. Transition costs related to power-purchase contracts are being recovered through the terms of their contracts while most of the remaining transition costs will be recovered through 2001. SCE expects to be able to recover its revenue requirement during the 1998-2001 transition period. The statute also contained provisions for the recovery (through 2006) of reasonable employee-related transition costs, incurred and projected, for retraining, severance, early retirement, outplacement, and related expenses.

Rate Reduction Notes -- In December 1997, after receiving approval from both the CPUC and the California Infrastructure and Economic Development Bank, a limited liability company created by SCE issued approximately $2.5 billion of rate reduction notes. Residential and small commercial customers, whose 10% rate reduction began January 1, 1998, are repaying the notes over the expected ten-year term through non-bypassable charges based on electricity consumption. There were originally seven classes of Notes. The first class, in the amount of $246.3 million, matured in December 1998. The remaining notes consist of six classes with maturities ranging from one to nine years, and bear interest ranging from 6.14% to 6.42%.

On November 3, 1998, California voters rejected the voter initiative designated as Proposition 9. Approximately 73% of the total votes cast were voted against the proposition. Proposition 9 would have prohibited the collection of the non-bypassable charges for the payment of the rate reduction notes and would have severely restructured SCE's recovery of transition costs.

1998 Activities -- During 1998, SCE implemented changes to comply with the restructuring elements required by the CPUC and with the restructuring statute. Beginning January 1, 1998:

o SCE's rates were unbundled into separate charges for energy, transmission, distribution, the CTC, public benefit programs, and nuclear decommissioning. The transmission component is being collected through FERC-approved rates, subject to refund.

o SCE's costs associated with hydroelectric plants are being recovered through a performance-based mechanism. The mechanism sets the hydroelectric revenue requirements and establishes a formula for the duration of the electric industry restructuring transition period, or until market valuation of the hydroelectric facilities, whichever occurs first. The mechanism provides that power sales revenue from hydroelectric facilities in excess of the hydroelectric revenue requirement be credited against the costs of transition to a competitive market environment.

o SCE's transition costs are being recovered through a non-bypassable CTC. This charge applies to all customers who were using or began using utility services on or after the CPUC's December 1995 restructuring decision date. SCE has estimated transition costs to be approximately $10.6 billion (1998 net present value) from 1998 through 2030. This estimate is based on incurred costs, forecasts of future costs, and assumed market prices. Changes in the assumed market prices could materially affect these estimates. Potential transition costs are comprised of $6.4 billion from SCE's qualifying facilities contracts, which resulted from prior legislative and regulatory mandates, and $4.2 billion (including the effects of the sale of SCE's gas- and oil- fueled generation plants) from costs pertaining to certain generating assets and regulatory commitments consisting of costs incurred (whose recovery has been deferred by the CPUC) from providing service to customers. Such commitments include the recovery of income tax benefits previously flowed through to customers, postretirement benefit transition costs, accelerated recovery of San Onofre Units 2 and 3 and the Palo Verde units, and certain other costs. The issue was separated into two phases; Phase 1 addressed the rate-making issues and Phase 2 addressed the quantification issues.

o Major elements of the CPUC's CTC Phase 1 and Phase 2 decisions were: the establishment of a transition cost balancing account and annual transition cost proceedings; the setting of a market rate forecast for 1998 transition costs; the requirement that generation-related regulatory assets be amortized ratably over a 48-month period; the establishment of calculation methodologies and procedures for SCE to collect its transition costs from 1998 through the end of the rate freeze; and the reduction of SCE's authorized rate of return on certain assets eligible for transition cost recovery (primarily fossil- and hydroelectric-generation related assets) beginning July 1997, five months earlier than anticipated. SCE has filed an application for rehearing on the 1997 rate of return issue. The CPUC recently issued a decision agreeing in part with Edison. Although a lower rate of return was applied to the hydro and fossil assets for the period July 28, 1997 through November 21, 1997, the return was set at 7.35% rather than the 7.22% that was adopted in the earlier decision. This increase will result in an additional $425,000 in earnings compared to the original decision.

o Residential and small commercial customers who have begun receiving a 10% rate reduction are repaying the rate reduction notes issued in December 1997 through non-bypassable charges based on electricity consumption. (See "California Electric Utility Restructuring-Rate Reduction Notes" above for additional discussion.)

Effective April 1, 1998:

o The ISO assumed operational control of the transmission system on March 31, 1998, after the ISO and PX began accepting bids and schedules for electricity purchases. The restructuring implementation costs related to the start-up and development of the PX, which are paid by the utilities, will be recovered from all retail customers over the four-year transition period. SCE's share of the charge is $45 million, plus interest and fees. SCE's share of the ISO's start-up and development costs (approximately $16 million per year) will be paid over a ten-year period.

o Customers can choose to purchase energy from new retailers called Electric Service Providers (ESPs). As of December 31, 1998, approximately 47,000 customers are purchasing their energy from ESPs. All other customers are purchasing energy from SCE, and SCE is in turn purchasing the energy it supplies to them from the PX. Regardless of whom the customers choose to supply their energy, SCE provides transmission and distribution services to all customers within its service territory. All customers of SCE transmission and distribution services also are paying the CTC, regardless of their choice of energy supplier.

o Customers have options regarding metering, billing, and related services (referred to as revenue cycle services) provided by California's investor-owned utilities. ESPs can provide their customers with one consolidated bill for their services and the utility's services, request the utility to provide such a consolidated bill to the customer, or elect to have both the ESP and the utility bill for respective charges. Customers with maximum demand above 20 kWh (primarily industrial and medium and large commercial) can choose SCE or any other supplier to provide their metering service. Beginning in January 1999, all customers may make these choices. SCE may experience a reduction in revenue security as a result of this unbundling.

o In September 1998, the CPUC issued a decision requiring SCE to provide credits beginning on January 1, 1999, to customers who elect to obtain revenue cycle services from an ESP. The credits are based on the net cost savings to SCE as a result of no longer providing these services. The CPUC, however, has also begun a proceeding to consider whether the RCS credits should be increased to reflect the prices likely to prevail in a competitive market for RCS services. If the CPUC adopts credits based on this premise, SCE has advocated that the resulting difference between payments for the credits and costs actually avoided be recovered from all customers in a competitively neutral manner.

During 1998, SCE sold all of its gas- and oil- fueled generation plants. The total sales price of the 12 plants was $1.2 billion, over $500 million more than the combined book value. Net proceeds of the sales were used to reduce stranded costs, which otherwise were expected to be collected through the CTC mechanism.

Accounting for Generation-Related Assets -- If the CPUC's electric industry restructuring plan continues as described above, SCE would be allowed to recover its transition costs through non-bypassable charges to its distribution customers (although its investment in certain generation assets would be subject to a lower authorized rate of return). In 1997, SCE discontinued application of accounting principles for rate-regulated enterprises for its investment in generation facilities based on new accounting guidance. The financial reporting effect of this discontinuance was to segregate these assets on the balance sheet; the new guidance did not require SCE to write off any of its generation-related assets, including related regulatory assets. However, the new guidance did not specifically address the application of asset impairment standards to these assets. SCE has retained these assets on its balance sheet because AB 1890 and the restructuring plan referred to above make probable their recovery through a non-bypassable CTC to distribution customers. The regulatory assets relate primarily to the recovery of accelerated income tax benefits previously flowed through to customers, purchased power contract termination payments and unamortized losses on reacquired debt. The new accounting guidance also permits the recording of new generation-related regulatory assets during the transition period that are probable of recovery through the CTC mechanism.

During the second quarter of 1998, additional guidance was developed related to the application of asset impairment standards to these assets. Using this guidance resulted in SCE reducing its remaining nuclear plant investment by $2.6 billion (as of June 30, 1998) and recording a regulatory asset on its balance sheet for the same amount. For this impairment assessment, the fair value of the investment was calculated by discounting future net cash flows. This reclassification had no effect on SCE's results of operations.

If during the transition period events were to occur that make the recovery of these generation-related regulatory assets no longer probable, SCE would be required to write off the remaining balance of such assets (approximately $2.4 billion, after tax, at December 31, 1998) as a one-time, non-cash charge against earnings.

If events occur during the restructuring process that result in all or a portion of the transition costs being improbable of recovery, SCE could have additional write-offs associated with these costs if they are not recovered through another regulatory mechanism. At this time, SCE cannot predict what other revisions will ultimately be made during the restructuring process in subsequent proceedings or the effect, after the transition period, that competition will have on its results of operations or financial position.

Transmission Owners Tariff and Wholesale Distribution Access Tariff -- On March 31, 1997, SCE filed a transmission owners tariff with the FERC, in conjunction with the ISO and PX tariffs, also filed on that date. Together, these tariffs set forth the rate design and terms and conditions for transmission service provided over SCE's facilities over which the ISO will have operational control. The transmission owners tariff also sets forth SCE's proposed transmission access charge. Additionally, on March 31, 1997, SCE filed a wholesale distribution access tariff. The FERC accepted the tariffs for filing, subject to refund, effective April 1, 1998.

                                Regulation of SCE

SCE's retail operations are subject to regulation by the CPUC. The CPUC has the authority to regulate, among other things, retail rates, issuances of securities, and accounting practices. SCE's wholesale operations are subject to regulation by the FERC. The FERC has the authority to regulate wholesale rates as well as other matters, including transmission service pricing, accounting practices, and licensing of hydroelectric projects.

SCE is subject to the jurisdiction of the Nuclear Regulatory Commission (NRC) with respect to its nuclear power plants. NRC regulations govern the granting of licenses for the construction and operation of nuclear power plants and subject those power plants to continuing review and regulation.

The construction, planning, and siting of SCE's power plants within California are subject to the jurisdiction of the California Energy Commission and the CPUC. SCE is subject to the rules and regulations of the California Air Resources Board and local air pollution control districts with respect to the emission of pollutants into the atmosphere; the regulatory requirements of the California State Water Resources Control Board and regional boards with respect to the discharge of pollutants into waters of the state; and the requirements of the California Department of Toxic Substances Control with respect to handling and disposal of hazardous materials and wastes. SCE is also subject to regulation by the EPA, which administers certain federal statutes relating to environmental matters. Other federal, state, and local laws and regulations relating to environmental protection, land use, and water rights also affect SCE.

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

The Department of Energy (DOE) has regulatory authority over certain aspects of SCE's operations and business relating to energy conservation, solar energy development, power plant fuel use and disposal, coal conversion, electric sales for export, public utility regulatory policy, and natural gas pricing.

                                  Rate Matters

CPUC Retail Ratemaking

The CPUC regulates the charges for services provided by SCE to its retail customers. As discussed above in the section on California Electric Utility Restructuring, the nature in which the CPUC regulates SCE is changing. The CPUC has issued final decisions regarding direct access, transition cost recovery, and rate unbundling in the restructuring of the electric industry. In 1998, these decisions affected cost recovery and rate regulation, and authorized new ratemaking mechanisms which were implemented, replacing the Electric Revenue Adjustment Mechanism, Energy Cost Adjustment Clause (ECAC) and base rates mechanism (collectively, the "pre-restructuring ratemaking mechanisms") described in prior annual and quarterly reports filed with the SEC.

Total rates for all customers are frozen at June 10, 1996 levels, although residential and small commercial customers have received a 10% reduction from the June 10, 1996 rate levels beginning on January 1, 1998. These rate levels will remain in effect for the remainder of the transition period. Under these frozen rates, individual rate components (distribution, transmission, nuclear decommissioning, and public purpose programs) are determined according to CPUC or FERC authorized mechanisms, with the generation rate determined residually by subtracting these other components from the total rate. Beginning for rates effective in 1999, the consolidation of the individual rate component changes and the calculation of the residual generation rate are set forth for CPUC approval as part of the Revenue

Adjustment Proceeding (RAP). On June 1, 1998, SCE filed its first annual RAP Report in compliance with Commission directives to: 1) consolidate authorized rates and revenue requirements associated with various proceedings and mechanisms; 2) verify the residual CTC revenue calculation in the Transition Revenue Account; 3) verify the regulatory account balances which were transferred to the TCBA on January 1, 1998; 4) streamline certain balancing and memorandum accounts; and 5) review the PX charge/credit calculation. SCE anticipates a final 1998 RAP decision in the second quarter of 1999.

The CPUC is considering unbundling SCE's cost of capital based on major utility functions. In May 1998, SCE filed an application on this issue and hearings were completed in October 1998. A CPUC decision is expected in early to mid 1999.

Distribution Rates

Distribution cost recovery is made through a distribution PBR mechanism currently authorized through December 2001. Key elements of the distribution PBR include: distribution rates indexed for inflation based on the Consumer Price Index less a productivity factor; adjustments for cost changes that are not within SCE's control; a cost of capital trigger mechanism based on changes in a bond index; standards for service reliability and safety; and a net revenue-sharing mechanism that determines how customers and shareholders will share gains and losses from distribution operations. (See "California Electric Utility Restructuring-1998 Activities" above for additional discussion.)

Transmission Rates

With the commencement of the ISO and PX on March 31, 1998, transmission cost recovery is now under FERC authority. Prior to such commencement, transmission cost recovery was combined with distribution cost recovery through a transmission and distribution PBR mechanism.

Nuclear Decommissioning and Public Purpose Program Rates

Recovery of SCE's nuclear decommissioning costs and legislatively mandated public purpose program funding is made through rates set to recover 100% of these costs. Public purpose programs include cost effective energy efficiency, research, renewable technology development, and low income programs.

Generation Rates

Effective with the commencement of the ISO and PX operations, generation costs are subject to recovery through the market price and the CTC. Revenue available to recover the uneconomic generation costs subject to recovery through the CTC will be determined residually by subtracting the other rate components from the total rates. This residual revenue will first be allocated to recovery of FERC-authorized ISO charges for transmission support and for purchases from the PX, and then to recovery of transition costs. Transition costs associated with QF (Qualifying Facilities) and interutility contracts and the acceleration of sunk cost recovery will be subject to annual reasonableness review by the CPUC.

Transition cost recovery for most utility generation assets will terminate on the earlier of March 31, 2002, or when these costs are fully collected. (See "California Electric Utility Restructuring-1998 Activities" above for additional discussion.)

Annual Transition Cost Proceeding (ATCP)

In 1997, the CPUC established the ATCP as the proceeding to determine whether SCE's Transition Cost Balancing Account (TCBA) entries are recorded pursuant to applicable CPUC decisions and AB 1890, and that certain expenses are justified. This proceeding includes matters that for periods prior to

July 1, 1998, were considered by the CPUC pursuant to ECAC proceedings. (See "Annual Energy Cost Adjustment Clause Proceedings" below for additional discussion.)

On September 1, 1998, SCE filed its first ATCP Report with the CPUC and requested that entries made to the TCBA and applicable generation-related memorandum accounts during the record period of January 1, 1998 through June 30, 1998 be found to be justified and in compliance with applicable Commission decisions and AB 1890. In addition, SCE requested the Commission to find for the record period that SCE's: 1) purchased power contract administration is justified; 2) coal contract costs are justified; 3) gas fuel procurement and management activities are justified; 4) recorded employee-related costs are justified; 5) proposal for retaining or eliminating generation-related balancing and memorandum accounts is justified; and 6) jurisdictional allocation of transition costs and other generation-related costs should be based upon recorded kWh. SCE anticipates a final 1998 ATCP decision in December, 1999.

Recovery of Restructuring Implementation Costs

The legislature, recognizing that costs accommodating the implementation of direct access, the ISO, and the PX would have to be recovered from within the rates that were frozen at June 1996 levels by other provisions of AB 1890, provided a mechanism to insure that such recovery could occur without impairing the utilities' ability to recover their stranded costs from within frozen rates. This mechanism is contained in Section 376 of the Public Utilities Code. In May 1998, Edison filed an application with the CPUC to identify the categories of costs which satisfy the conditions of Section 376, and to establish the reasonableness of those costs incurred in 1997. The CPUC split the application into two phases. Evidentiary hearings on Phase 1, which addressed the eligibility of cost categories for recovery pursuant to Section 376, concluded in November 1998. A proposed decision on Phase 1 was issued by the administrative law judge (ALJ) on March 11, 1999, accompanied by an alternate decision drafted by the assigned commissioner in the proceeding. The alternate decision differs in only minor respects from that of the ALJ. Neither of these decisions is binding on any party until acted upon by the full CPUC, which may adopt one or the other of these proposed decisions, modify them, or issue an entirely new decision. Both of these proposed decisions reject SCE's request for a determination of eligibility under Section 376 for several major categories of costs. These proposed decisions further state that even for the cost categories they approve for Section 376 eligibility, costs incurred in those categories after December 31, 1998 would not be eligible. Instead, these proposed decisions would have SCE recover many of the costs identified in its application from "market revenues," although the decisions fail to identify that market and no specific mechanism or authority to recover such costs from any market has yet been established. SCE disagrees with much of the conclusions reached in these proposed decisions and will file comments to that effect. A final decision from the CPUC is currently scheduled for April 22, 1999, but may be delayed beyond that date. Under both of the proposed decisions, the reasonableness of 1997 and 1998 expenditures for eligible costs under Section 376 would be addressed in a separate application later this year.

Annual Energy Cost Adjustment Clause Proceedings

Ending in 1998, SCE filed ECAC applications each year with the CPUC regarding its fuel and purchased power expenses, seeking the CPUC's determination that SCE's fuel and purchased power costs, including payments to QFs, were reasonable. These matters are respectively referred to herein as "non-QF matters" and "QF matters."

     QF MATTERS

In a decision issued in September 1998, the CPUC found SCE's administration of QF contracts and payments to QF projects (hereinafter referred to as "SCE's QF activities") for the 1992 ECAC to be reasonable. Review of purchases from three QF projects were deferred because of a pending civil proceeding. The 1992 ECAC was closed, subject to a petition to reopen or modify the decision regarding the deferred QF projects.

The 1993 through 1997 ECAC applications were consolidated for purposes of reviewing QF activities for these years. ORA issued its review in two different reports in 1998. ORA contested only the reasonableness of SCE's administration of one QF contract known as the Arbutus project. ORA claimed $3.6 million should be disallowed from recovery. On January 21, 1999 an administrative law judge
(ALJ) issued a decision finding SCE's actions with respect to the administration of the Arbutus contract to be reasonable. The ALJ also confirmed a disallowance of $16.3 million related to the Mojave Cogeneration Company project for the years 1992 through 1997. On March 4, 1999, the CPUC issued its decision, upholding the recommendations of the ALJ. Accordingly, SCE will credit its Electric Deferred Refund Account (EDRA) in the amount of $16.3 million, plus applicable interest, within 30 calendar days after the effective date of the decision. Any recovery SCE receives from the Arbutus bankruptcy proceeding will be credited to SCE's Transition Cost Balance Account. This decision closes the 1993, 1994, 1995, 1996, and 1997 Applications, subject to being reopened for the limited purpose of considering issues related to the three projects deferred from the 1992 ECAC proceeding.

ORA issued its report on the 1998 ECAC period on February 19, 1999. ORA did not identify any reasonableness issues associated with SCE's QF activities during the 1998 period.

     NON-QF MATTERS

     1994 Annual ECAC Record Period

SCE filed its non-QF Reasonableness of Operations Report on May 27, 1994 for the period April 1, 1993 through March 31, 1994. This report addresses power purchases and exchanges, and the operation of hydroelectric, coal, gas, and nuclear resources. The non-QF issues were bifurcated, with the gas procurement issues being separated from other non-QF issues. On August 2, 1996, the CPUC issued a decision finding that SCE's non-QF, non-gas procurement activities were reasonable.

ORA recommended a $13.3 million disallowance for costs incurred from November 1993 through March 1994 associated with SCE's Canadian gas supply and transportation contracts.

On October 17, 1996, the ALJ granted ORA's motion to consolidate the 1994 and 1995 record periods for the limited purpose of addressing the gas reasonableness issues.

On July 11, 1997, ORA and SCE executed a Settlement Agreement. The basic elements of the settlement include: 1) a $39 million disallowance for Canadian gas costs incurred through December 31, 1996; 2) a disallowance of $257,000 per month, per contract, for each of SCE's four supply contracts for Canadian gas costs beginning after January 1, 1997, and continuing until each of the commodity contracts are terminated (one supply agreement was terminated on May 1, 1997, and the remaining three supply agreements were terminated on July 1,
1997); 3) a cost sharing mechanism in lieu of reasonableness review, whereby shareholders would absorb at least 20% of the termination or restructuring costs associated with the Canadian supply and transportation contracts and at least 5% of the termination or restructuring costs associated with the El Paso transportation contract which the CPUC has already found reasonable (a portion of these termination or restructuring costs associated with the cost sharing mechanisms would be flowed through to ratepayers through the Energy Deferred Refund Account); and 4) agreement that all other costs incurred under these contracts, including the termination, buy-down and/or buy-out costs are reasonable and should be determined to be reasonable by the CPUC.

On December 3, 1997, the CPUC issued a decision approving the settlement between SCE and ORA. On March 12, 1998, the CPUC approved an advice letter ordering SCE to refund $65 million covering all settlement costs for the 1994, 1995, 1996, and 1997 ECAC record periods. The settlement has been fully reflected in SCE's financial statements.

     1995 Annual ECAC Record Period

SCE filed its reasonableness of operations testimony on May 26, 1996 for the period April 1, 1994 through March 31, 1995 addressing power purchases and exchanges, and the operation of hydroelectric, coal, gas, and nuclear resources for the period April 1, 1994, through March 31, 1995. In May 1996, ORA issued its reasonableness report on several non-QF reasonableness issues. The report recommended a $6.6 million disallowance for replacement fuel expenses associated with 64 outage days due to the Palo Verde Unit 2 steam generator tube rupture in 1993, and for nuclear fuel expenses that were later withdrawn by ORA. SCE and ORA executed a stipulation on December 18, 1997, subsequently approved by the CPUC on February 19, 1998, resolving the Palo Verde issue by agreeing to a disallowance of $318,540 plus interest which is the replacement fuel expense associated with six outage days.

     1997 Annual ECAC Record Period

On May 30, 1997, SCE filed its annual reasonableness report requesting that the CPUC find reasonable its fuel and purchased-power costs recorded during the period of April 1, 1996, through March 31, 1997.

ORA's review of the non-QF operations and costs has been consolidated with its review of the non-QF operations and costs for the 1996 ECAC record period. ORA filed its report on August 18, 1997. In its report, ORA recommended, among other things: 1) a disallowance of $360,000 associated with an outage at the coal-fired Four Corners Generating Station; 2) a $200,000 adjustment to the costs recorded in SCE's Catastrophic Events Memorandum Account, and 3) a recommendation that SCE's execution of its natural gas transportation contract with Southwest Gas Corporation be found unreasonable for purposes of CTC eligibility. The January 1998 hearings resulted in a CPUC decision issued on October 22, 1998, adopting the proposed disallowances. The decision found the execution of the Southwest Gas contract reasonable and therefore, any uneconomic costs associated with the contract will be subject to CTC recovery. The remainder of SCE's non-QF costs and expenses were also found reasonable.

On December 21, 1998, SCE filed a petition for modification of the above decision alleging that it erroneously stated that SCE may seek recovery of its Nuclear Unit Incentive Procedure (NUIP) rewards in the Revenue Allocation Proceeding. The CPUC found that SCE's calculation of the NUIP reward was reasonable and it was an error for the Commission to order another reasonableness review of these rewards which totaled $15,238,778 plus interest. The February 18, 1999, CPUC decision granted SCE's petition to modify the 1998 decision and authorized the booking of the NUIP rewards into the TCBA.

     1998 Annual ECAC Record Period

On February 19, 1999, ORA issued its Reasonableness Report and made the following recommendations. ORA found that SCE's costs ($239.1 million) recorded in the ISO/PX Implementation Delay Memorandum Account (IPDMA) properly reflected the ISO/PX expenses that accrued during the three month delay in the commencement of ISO/PX operations. ORA also required SCE to include a showing that it undertook all practicable steps to minimize the delay with its request for the recovery of IPDMA costs. ORA found no evidence to show that SCE caused a delay in the ISO/PX implementation. ORA found that SCE had correctly calculated its NUIP rewards for Palo Verde Units 2 and 3. The NUIP rewards calculated for Unit 2 and 3 were $2.5 million and $1.6 million, respectively. ORA recommended two coal generation related disallowances seeking replacement fuel costs based on December 1997 outages of Mojave Units 1 and 2 in the amount of $2.4 million, and a $1.6 million disallowance related to an outage at Four Corners Unit 5. ORA also recommended disallowances totaling $5.6 million plus interest, to correct for audit errors. SCE is investigating the facts behind these recommended disallowances recommendations and expects to file rebuttal testimony on April 26, 1999. Hearings are scheduled in May 1999.

Palo Verde

In January 1997, the CPUC authorized a further acceleration of the recovery of SCE's remaining investment of $1.2 billion in Palo Verde Units 1, 2, and 3. The accelerated recovery will continue through December 2001, earning a 7.35% fixed rate of return. The future operating costs, including nuclear fuel and nuclear fuel financing costs, and incremental capital expenditures, are subject to balancing account treatment through 2001. Beginning January 1, 1998, the balancing account became part of the CTC mechanism. The existing nuclear unit incentive procedure will continue only for purposes of calculating a reward for performance of any unit above an 80% capacity factor for a fuel cycle. Beginning in 2002, SCE will be required to share the net benefits received from the operation of Palo Verde equally with ratepayers.

San Onofre Nuclear Generating Station Units 2 and 3

In April 1996, the CPUC authorized a further acceleration of the recovery of SCE's remaining investment of $2.6 billion in San Onofre Units 2 and 3. The accelerated recovery will continue through December 2001, earning a 7.35% fixed rate of return. San Onofre's operating costs, including nuclear fuel, nuclear fuel financing costs, and incremental capital expenditures, are recovered through an incentive pricing plan which allows SCE to receive about 4.0(cent) per kWh through December 31, 2003. Beginning January 1, 1998, the accelerated plant recovery and incremental cost incentive pricing became part of the CTC mechanism. Beginning in 2004, SCE will be required to share the net benefits received from operation of San Onofre Units 2 and 3 equally with ratepayers.

New Accounting Rules

A recently issued accounting rule requires that costs related to start-up activities be expensed as incurred, effective January 1, 1999. Edison International does not expect this new accounting rule to materially affect its results of operations or its financial position.

In June 1998, a new accounting standard for derivative instruments and hedging activities was issued. The new standard, which will be effective January 1, 2000, requires all derivatives to be recognized on the balance sheet at fair value. Gains or losses from changes in fair value would be recognized in earnings in the period of change unless the derivative is designated as a hedging instrument. Gains or losses from hedges of a forecasted transaction or foreign currency exposure would be reflected in other comprehensive income. Gains or losses from hedges of a recognized asset or liability, or a firm commitment would be reflected in earnings for the ineffective portion of the hedge. SCE anticipates that most of its derivatives under the new standard would qualify for hedge accounting. SCE expects to recover in rates any market price changes from its derivatives that could potentially affect earnings. Accordingly, implementation of this new standard is not expected to affect earnings.

                      Fuel Supply and Purchased Power Costs

Since April 1, 1998, SCE has been required to purchase all power for distribution to retail customers from the PX. In 1998, fuel and purchased-power costs, excluding that purchased from the PX, were approximately $3.1 billion, which was a 20% decrease from the costs in 1997.

SCE's sources of energy during 1998 were as follows: 54% purchased power; 4% natural gas; 22% nuclear; 13% coal; and 7% hydro.

Average fuel costs, expressed in (cent) per kWh, for the year ended December 31, 1998, were: oil, 6.03(cent); natural gas, 3.06(cent); nuclear, 0.48(cent); and coal, 1.23(cent).

Natural Gas Supply

As a result of the sale of all of its gas-fired generating stations, SCE has terminated four long-term natural gas supply and three long-term gas transportation contracts which had been used to import gas from Canada. In addition, SCE has exercised an option under its 15-year gas transportation commitment with El Paso Natural Gas Company to reduce its capacity obligation from 200 million to 130 million cubic feet per day.

Nuclear Fuel Supply

SCE has contractual arrangements covering 100% of the projected nuclear fuel requirements for San Onofre through the years indicated below:

      Uranium concentrates(*).......................................... 2003
           Conversion.................................................. 2003
           Enrichment.................................................. 2003
           Fabrication................................................. 2005
---------------
(*) Assumes the San Onofre participants meet their supply obligations in a timely manner.

Assuming normal operation and full utilization of existing on-site storage capacity, San Onofre Units 2 and 3 will maintain full-core offload reserve through 2005. The Nuclear Waste Policy Act of 1982 requires that the DOE provide for the disposal of utility spent nuclear fuel beginning January 31, 1998. The DOE has defaulted on its obligation to begin acceptance of spent nuclear fuel from the commercial nuclear industry by that date. Additional spent fuel storage either on-site or at another location will be required to permit continued operations beyond 2005.

Participants at Palo Verde have contractual agreements for uranium concentrates to meet projected requirements through 2000. Independent of arrangements made by other participants, SCE will furnish its share of uranium concentrates requirement through at least 1999 from existing contracts. Contracts covering 100% requirements are in place for conversion through 1998, enrichment through 2002, and fabrication through 2016.

Assuming normal operation and regulatory approval for more condensed on-site spent fuel storage, Palo Verde Units 1, 2, and 3 will maintain full-core offload reserve until the spring of 2002, fall of 2002, and spring of 2003, respectively. Arizona Public Service, operating agent for Palo Verde, has commenced construction of an interim fuel storage facility that it projects will be completed in 2002.

Year 2000 Issue

Many of SCE's existing computer systems identify a date by using only six digits instead of eight. If not appropriately addressed, these programs could fail or create erroneous results when attempting to process information containing dates after December 31, 1999. This situation has been referred to generally as the Year 2000 Issue.

SCE has a comprehensive program in place to address potential Year 2000 impacts. SCE divides Year 2000 activities into five phases: inventory, impact assessment, remediation, testing, and implementation. Edison International provides overall coordination of this effort, working with SCE, the Nonutility Companies, and their business units.

Remediation of SCE's key financial systems for the Year 2000 Issue was completed in 1997. SCE's informational and operational systems have been assessed, and detailed plans have been developed to address modifications required to be completed, tested, and operational by December 31, 1999. Year 2000 readiness preparations for SCE's mainframe financial systems were completed in the fourth quarter of 1997, and preparations for SCE's material management system were completed in the second quarter of 1998. SCE's customer information and billing system is in the process of being replaced with a system designed to be Year 2000-ready and final conversion activities are expected to be completed by the first quarter of 1999. SCE's distributed computing assets include operations and business information systems. SCE's critical operations information systems include outage management, power management, and plant monitoring and access retrieval systems. SCE's business information systems include a data acquisition system for billing, the computer call center support system, credit support, and maintenance management. SCE's current estimate of the costs to complete these modifications, including the cost of new hardware and software application modification, is $72 million, about 40% of which is expected to be capital costs. SCE's Year 2000 costs expended through December 31, 1998, were $35 million. SCE expects current rate levels for providing electric service to be sufficient to provide funding for utility-related modifications. SCE expects its Year 2000 date conversion project to be completed on a timely basis, with no material adverse impact to its results of operations or financial position.

Another aspect of SCE's program involves developing contingency plans. Final drafts of such plans are expected to be completed by March 1999, with management approval thereof scheduled for May 1, 1999. These plans will continue to be revised and enhanced as the year 2000 approaches.

SCE's objectives for the Year 2000 readiness of critical systems was to be 75% complete by year-end 1998, and to be 100% complete by July 1999. SCE was 80% complete at year-end 1998 and is on track to meet its July 1999 goal.

SCE's Year 2000 date conversion project includes an assessment of critical interfaces with the computer systems of others, and it does not expect a material adverse effect on its operating and business functions from the Year 2000 Issue. (See item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition -- "Year 2000 Issue" below for additional discussion.)

Business of The Nonutility Companies

The activities of the Nonutility Companies are described below. For Edison International's business segment information for each of the years ended December 31, 1998, 1997, and 1996, see Note 12 of Notes to Consolidated Financial Statements contained in Edison International's 1998 Annual Report to Shareholders incorporated by reference in this report.

Edison Mission Energy: EME, primarily through its subsidiary corporations, is engaged in the business of developing, acquiring, owning, and operating electric power generation facilities worldwide. As of December 31, 1998, EME subsidiaries held interests in 24 domestic and 24 international operating power production facilities with an aggregate power production capability of 7,363 MW, of which 5,153 MW are attributable to EME's interests. These operating facilities are located in California, Florida, Nevada, New Jersey, New York, Virginia, Washington, West Virginia, Australia, Spain, and the United Kingdom. In addition, facilities aggregating more than 3,162 MW, of which EME's anticipated share is approximately 1,884 MW, are in the construction stage. EME also has a pending acquisition of a 100% interest in a 1,884 MW facility. EME owns interests in oil and gas producing operations and related facilities in various U.S. locations.

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

In April 1995, EME and its partners, Mitsui & Co. Ltd., General Electric Corporation and P.T. Batu Hitam Perkasa, an Indonesian limited liability company, commenced construction of the $2.5 billion Paiton project, a 1,230 MW coal-fired power plant in East Java, Indonesia. The project will consist of two units, each of which is expected to have a capacity of 615 MW, with commercial operation expected in 1999. In January 1996, EME purchased an additional 7.5% interest in the Paiton project from General Electric Corporation, thereby increasing its ownership interest to 40%.

Construction on the two-unit Paiton project is nearing completion with commercial operation expected in 1999. The tariff is higher in the early years and steps down over time. The tariff for the Paiton project includes infrastructure to be used in common by other units at the Paiton complex. The plant's output is fully contracted with the state-owned electricity company, PT Perusahaan Listrik Negara (PLN). Payments are in Indonesian Rupiah, with the portion of such payments intended to cover non-Rupiah project costs (including returns to investors) indexed to the Indonesian Rupiah/U.S. dollar exchange rate established at the time of the Power Purchase Agreement in February 1994. PLN's payment obligations are supported by the Government of Indonesia. The projected rate of growth of the Indonesian economy and the exchange rate of Indonesian Rupiah into U.S. dollars have deteriorated significantly since the Paiton project was contracted, approved and financed. The project received substantial finance and insurance support from the Export-Import Bank of the United States, The Export-Import Bank of Japan, the U.S. Overseas Private Investment Corporation and the Ministry of International Trade and Industry of Japan. The Paiton project's senior debt ratings have been reduced from investment grade to speculative grade based on the rating agencies' perceived increased risk that PLN might not be able to honor the electricity sales contract with Paiton. The Government of Indonesia has arranged to reschedule sovereign debt owed to foreign governments and has entered into discussions about rescheduling sovereign debt owed to private lenders. PLN has recently announced its intentions to commence discussions with independent power producers to renegotiate the power supply contracts, however it is not yet known what form the negotiation may take. Any material modifications of the contract could also require a renegotiation of the Paiton project's debt agreement. The impact of any such renegotiations with PLN, Government of Indonesia or the project's creditors on EME's expected return on its investment in Paiton is uncertain at this time, however, management believes that it will ultimately recover its investment in the project.

Kwinana is a $108 million, 116 MW gas-fired cogeneration project located at the British Petroleum Kwinana refinery near Perth, Australia. The project, which is 100% owned by EME, began commercial operations in December 1996. The project supplies electricity to Western Power (formerly the State Electricity Commission of Western Australia) and both electricity and steam to the British Petroleum Kwinana refinery.

In July 1998, EME, through its indirect, wholly-owned subsidiary, purchased a 25% interest in Tri-Energy, a 700 MW gas-fired power plant under construction in the Ratchaburi Province, Thailand. Commercial operation is expected in mid 2000.

EME's operating projects in the European region are the First Hydro project located in North Wales, the Roosecote project in northwest England, the Derwent project located in Derby, England and the Iberian Hy-Power projects (which consist of 18 small, hydroelectric facilities) in Spain.

Iberian Hy-Power I was acquired in December 1992, and Iberian Hy-Power II was acquired in August 1993. In January 1996, EME purchased the remaining equity stake in Iberian Hy-Power Amsterdam, B.V., increasing its ownership percentage to approximately 100% (minority interests are owned in three of the projects by third parties).

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

In June 1995, EME (49% ownership) and its partner, ISAB S.P.a. (51% ownership), signed a 20-year power purchase contract with ENEL S.P.a., Italy's state electricity corporation, pursuant to which ENEL S.P.a. will purchase 507 MW of output from the 512-MW ISAB power project, which is located near Siracusa in Sicily, Italy. The project will employ gasification technology to convert heavy oil residues from the ISAB refinery in Priolo Gargallo into clean-burning syngas that will be used to generate electricity in a combustion turbine. The approximately two trillion Italian lira (U.S. $1.3 billion) project financial closing was completed in April 1996, with construction commencing in July 1996. Commercial operation is expected in late 1999.

In February 1995, EME (80% ownership) signed a shareholders agreement to develop the $180 million Doga Enerji A.S. project in Esenyurt, near Istanbul, Turkey. The 180 MW combined-cycle, gas-fired cogeneration facility is expected to commence commercial operations in 1999. In April 1997, EME completed financing and commenced construction of the Doga project. Commercial operation is expected in April 1999.

On August 2, 1998, EME entered into agreements to acquire the 1,884-MW Homer City Generating Station, one of the largest coal-fired generating plants in the mid-Atlantic region of the United States, for approximately $1.8 billion. Homer City is jointly owned by subsidiaries of GPU, Inc. and New York State Electric & Gas Corporation. The coal-fired facility has the rights to direct, high voltage interconnections to both the New York Power Pool and the Pennsylvania-New Jersey-Maryland Power Pool. The plant is located approximately 45 miles northeast of Pittsburgh, Pennsylvania. EME will operate the plant, which is one of the lowest-cost generation facilities in the region.

The closing of the Homer City transaction is subject to receipt of regulatory approvals and is expected to be completed by the end of the first quarter of 1999. Most of the necessary state and federal regulatory approvals have been obtained. EME plans to finance the acquisition with a combination of debt secured by the project, EME's corporate debt, and cash.

On December 31, 1998, EME had total consolidated assets of over $5 billion, consolidated operating revenue of $894 million, and consolidated net income of $132 million.

In December 1998, EME del Caribe, an indirect, wholly-owned subsidiary of EME, acquired 50% of the 540-MW EcoElectrica liquefied natural gas (LNG) cogeneration facility under construction in Penuelas, Puerto Rico for approximately $243 million. The project also includes a desalination plant and LNG storage and vaporization facilities and is expected to begin commercial operation by late 1999.

Currently, most of EME's domestic operating power production facilities have QF status under the Public Utility Regulatory Policies Act (PURPA) and the regulations promulgated thereunder. QF status exempts the projects from the application of the Holding Company Act, many provisions of the Federal Power Act, and state laws and regulations respecting rates and financial or organizational regulation of electric utilities. EME, through wholly owned subsidiaries, also has ownership interests in five operating power projects that have received exempt wholesale generator status as defined in the Holding Company Act. In addition, some EME subsidiaries have made fuel-related investments and a limited number of non-energy related investments.

While QF status entitles projects to the benefits of PURPA, each project must still comply with other federal, state, and local laws, including those regarding siting, construction, operation, licensing, and pollution abatement.

EME competes with many other companies, including multinational development groups, equipment suppliers, and other independent power producers (including affiliates of utilities), in selling electric power and steam, and with electric utilities in obtaining the right to install new generating capacity. Over the past decade, obtaining a power sales contract with a utility has generally become a progressively more difficult, expensive, and competitive process. Many power sales contracts are now awarded by competitive bidding, which both increases the costs of obtaining such contracts and decreases the chances of obtaining such contracts. As a result of competition, it may be difficult to obtain a power sales agreement for a proposed project, and the prices offered in new power sales agreements for both electric capacity and energy may be less than the prices in prior agreements. EME evaluates each potential project in an effort to determine when the probability of success is high enough to justify expenditures in developing a proposal or bid for the project.

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

Year 2000 Issue -- EME, like SCE and the other Nonutility Companies, has a comprehensive program in place, provided overall coordination by Edison International, to address potential Year 2000 Impacts. (See "Business of SCE -- Year 2000 Issue" above for a description of this program.) EME has essentially completed all phases of the project (inventory, impact assessment, remediation, testing, and implementation) and is going through the final review and approval process.

Edison Capital: Edison Capital is a provider of capital and financial services in energy and infrastructure projects, including power generation, electric transmission and distribution, transportation, telecommunications, and affordable housing. Since its formation in 1987, Edison Capital has participated in approximately $18 billion in transactions. On December 31, 1998, Edison Capital had total consolidated assets of $2.3 billion and, for the year then ended, consolidated revenue of $235 million and net income of $105.3 million. Edison Capital has an A-credit rating from Standard & Poor's and, in 1998, Edison Capital received credit-rating upgrades to A- from Duff & Phelps and to A3 from Moody's.

During 1998, Edison Capital closed investments in the aggregate amount of $616 million, an 18% increase over 1997 and over seven times the average annual level of investment for 1987 through 1996.

In energy/infrastructure projects, Edison Capital has invested an aggregate amount of $1.7 billion, which comprises 74% of its assets. In 1998, Edison Capital increased its energy/infrastructure investments in the amount of $515 million and the company has forward commitments to invest another $212 million in projects located around the world.

Latin America -- In 1997, Edison Capital made a commitment to invest $80 million through the $1 billion AID/GE Capital Latin American Infrastructure Fund. Edison Capital actively participates on the investment committee of the fund which reviews each potential investment. In 1998, Edison Capital closed investments in a variety of regional infrastructure projects in 1998. To date Edison Capital has funded $23 million in 13 projects through the fund and directly invested an additional $9 million in two of those projects.

The company also committed $40 million to the Lyonnaise Latin American Water corporation (LYLAW), a $155 million joint venture company formed to invest in Latin American water production, treatment, and distribution projects. LYLAW is a joint venture of Suez-Lyonnaise des Eaux, Edison Capital, and other investors. Edison Capital is an active participant on LYLAW's investment committee.

Europe -- In the first quarter of 1998, Edison Capital completed a $92 million investment in the 1,675-MW Eems Power Station, which is operated by EPON, the largest power generation company in the Netherlands. This transaction was a follow-on to Edison Capital's $188 million investment in Eems in 1997. Edison Capital now holds an interest in three of the plant's five 335-MW units.

In the United Kingdom, Edison Capital committed to invest $10 million upon completion of the new 640-bed Law Hospital in Scotland. The Law Hospital project is part of the UK's Private Finance Initiative, which was adopted in the early 1990s to authorize private-sector participation in the design, construction, finance and operation of infrastructure projects for public use. The Law Hospital is expected to be completed around May 2000. In addition, during the fourth quarter of 1998, Edison Capital committed to invest in a second project financed under the Private Finance Initiative consisting of $7 million investment in the St. George's Hospital project near Wimbledon, England.

Asia -- Edison Capital committed $100 million to the AIG Asian Infrastructure Fund II in 1998, in which the company is also an active member of the investment committee. The $1.7 billion fund will focus on power, water, natural resources, transportation, and telecommunications projects throughout Asia.

Africa -- The company invested $372 million in a transaction involving three coal-fired units of the six-unit, 4,110-MW Majuba Power Station near Johannesburg, South Africa. The power plant is operated by ESKOM, the integrated electric utility which serves South Africa.

United States -- Edison Capital invested $15 million in three wind-powered electric generating projects along the Buffalo Ridge in southwest Minnesota. The projects will sell power to Northern States Power Company under 30-year power-purchase agreements.

Edison Capital has invested an aggregate amount of $511 million in affordable housing projects, which comprises 22% of its assets. In 1998, Edison Capital's affordable housing business unit placed 63 new affordable housing projects in service. As of December 31, 1998, the company had 26 projects under construction and $64 million committed to an additional 25 projects scheduled to close in 1999. Edison Capital Housing Investments now has projects in 34 states and its continuing to expense its portfolio.

The John Stewart Company, formed in 1978, is the housing management company that was acquired by Edison Capital in 1997. It had over 12,000 units under management as of the end of 1998. It was selected in 1998 to rehabilitate, manage and market 1,119 housing units at the Presidio and up to 760 housing units on Treasure Island - both former military bases which are located in San Francisco, California which are being converted to private residential and commercial use.

Edison Capital has entered into investments that rely in part on specific federal and state tax benefits and incentives available under existing laws and regulations. There is no assurance against changes in those laws, or unfavorable interpretation and application of the laws by tax authorities, which could adversely affect Edison Capital's business prospects or, if applied retrospectively, its return on existing investments.

Edison Capital competes regularly with other equity investors in the energy/infrastructure finance market. These firms include money center banks, major finance and lease companies, affiliates of various public utilities, and other Fortune 500 firms. In addition, competition exists for long-term equity and convertible debt investments in global energy/infrastructure projects. This competition comes from multinational investors in addition to those firms mentioned above.

Since low-income housing tax credits were permanently extended by Congress in 1993, competition for affordable housing project with tax credits has increased significantly. Edison Capital maintains market share in the affordable housing market by providing property management and other value added services to sponsors, working closely with sponsors and lenders to facilitate the financing of projects, providing development loans to sponsors, and developing projects on a limited basis.

Year 2000 Issue -- Edison Capital like SCE and the other Nonutility Companies, has a comprehensive program in place, provided overall coordination by Edison International, to address potential Year 2000

Impacts. (See "Business of SCE -- Year 2000 Issue" above for a description of this program.) Edison Capital has completed the inventory and impact assessment process on the Year 2000 project and remediation, testing, and implementation activities are in progress for each of the three categories (mainframe computing, distributed computing, and physical assets) with completion scheduled by July 1, 1999.

Mission Land Company: Mission Land was formed to develop, own and manage industrial parks and other real property investments. In 1998, Mission Land neared completion of its plan to exit the real estate business in an orderly manner and to recover a substantial amount of the outstanding investment. Real estate assets have been reduced substantially from peak levels in 1992. At December 31, 1998, Mission Land had total consolidated assets of $109 million and, for the year then ended, consolidated operating revenue of $52 million and net income of $0.6 million.

Edison Technology Solutions (ETS): ETS was organized in 1998 to research, develop and commercialize new electricity and energy related technologies, including power grid reliability, distributed generation, renewable energy technologies, metering, customer end-use technologies, and electric vehicle re-charging stations. ETS also has licenses to certain patents and intellectual property rights which it seeks to commercialize.

Edison Enterprises: Edison Enterprises was organized to own the stock and coordinate the activities of Edison International's retail products and services business. Consolidation of the retail business under Edison Enterprises will enable them to take advantage of shared staff resources and realize economies of scale as they expand into new markets. The current Edison Enterprises businesses include Edison Select, Edison Source, and Edison Utility Services.

Edison Select: Edison Select is engaged in the business of providing home services to consumers, and currently markets electrical, appliance, and computer repair services under the Edison OnCall name, as well as providing security services through Edison Security Services. In 1998, Edison Enterprises acquired Westec Residential Security, Inc. and Valley Burglar and Fire Alarm Company, Inc which significantly expanded Edison Enterprises' existing residential security business.

Edison Source: Edison Source is engaged in the business of integrated energy outsourcing and retail energy sales. Integrated energy outsourcing services include the energy efficient retrofit, operation, and maintenance of refrigeration, heating, ventilating, air conditioning, lighting, and other electrical systems equipment. Retail energy services include EarthSource, one of the first renewable energy products available to residential and small business customers in California's new electricity marketplace.

Edison Utility Services: Edison Utility Services, formed in December of 1997, offers a diverse range of services to electric utilities in the U.S. and Canada, including billing, outage management, and transmission and distribution outsourcing.

Year 2000 Issue -- Edison Enterprises, like SCE and the other Nonutility Companies, has a comprehensive program in place, provided overall coordination by Edison International, to address potential Year 2000 Impacts. (See "Business of SCE -- Year 2000 Issue" above for a description of this program.) All project phases (inventory, impact assessment, remediation, testing, and implementation are underway at Edison Enterprises and are scheduled for completion by July 1, 1999.

Item 2.  Properties of SCE

                     Existing Utility Generating Facilities

SCE owns and operates one diesel-fueled generating plant located on Santa Catalina island, 36 hydroelectric plants, and an undivided 75.05% interest (1,614 MW net) in Units 2 and 3 at San Onofre.

These plants are located in Central and Southern California. By the end of 1998, SCE had sold all 12 of its gas-fueled generating plants.

SCE also owns a 15.8% share of the Palo Verde (579 MW net) Nuclear Generating Station which is located near Phoenix, Arizona. SCE owns a 48% undivided interest (754 MW) in Units 4 and 5 at the Four Corners Generating Station, which is a coal-fueled steam electric generating plant located in New Mexico. Palo Verde and Four Corners are operated by other utilities. SCE operates and owns a 56% undivided interest (885 MW) in the Mohave Generating Station, which consists of two coal-fueled steam electric generating units in Clark County, Nevada. At year-end 1998, the existing SCE-owned generating capacity (summer effective rating) was divided approximately as follows: 43.9% nuclear, 32.8% coal, 23.1% hydroelectric, and 0.2% oil.

San Onofre, Four Corners, certain of SCE's substations and portions of its transmission, distribution and communication systems are located on lands of the U.S. or others under (with minor exceptions) licenses, permits, easements or leases, or on public streets or highways pursuant to franchises. Certain of such documents obligate SCE, under specified circumstances and at its expense, to relocate transmission, distribution, and communication facilities located on lands owned or controlled by federal, state, or local governments.

The 36 hydroelectric plants, some with related reservoirs, currently having an effective operating capacity of 1,156 MW, and are, with five exceptions, located in whole or in part on lands of the U.S. pursuant to 30 to 50 year governmental licenses that expire at various times between 1998 and 2026. Such licenses impose numerous restrictions and obligations on SCE, including the right of the United States to acquire projects upon payment of specified compensation. When existing licenses expire, FERC has the authority to issue new licenses to third parties, but only if their license application is superior to SCE's and then only upon payment of specified compensation to SCE. Any new licenses issued to SCE are expected to be issued under terms and conditions less favorable than those of the expired licenses. SCE's applications for the relicensing of certain hydroelectric projects with an aggregate effective operating capacity of 1214.89 MW are pending. The SCE hydroelectric projects that are undergoing relicensing and whose long-term licenses have expired, have been issued annual licenses, which will be renewed until the new licenses are issued.

In 1998, SCE's peak demand was 19,935 MW, set on August 31, 1998. Substantially all of SCE's properties are subject to the lien of a trust indenture securing First and Refunding Mortgage Bonds (Trust Indenture), of which approximately $2.5 billion in principal amount was outstanding on December 31, 1998. Such lien and SCE's title to its properties are subject to the terms of franchises, licenses, easements, leases, permits, contracts, and other instruments under which properties are held or operated, certain statutes and governmental regulations, liens for taxes and assessments, and liens of the trustees under the Trust Indenture. In addition, such lien and SCE's title to its properties are subject to certain other liens, prior rights and other encumbrances, none of which, with minor or unsubstantial exceptions, affect SCE's right to use such properties in its business, unless the matters with respect to SCE's interest in Four Corners and the related easement and lease referred to below may be so considered.

SCE's rights in the Four Corners Project, which is located on land of The Navajo Nation of Indians under an easement from the U.S. and a lease from The Navajo Nation, may be subject to possible defects. These defects include possible conflicting grants or encumbrances not ascertainable because of the absence of, or inadequacies in, the applicable recording law and the record systems of the Bureau of Indian Affairs and The Navajo Nation, the possible inability of SCE to resort to legal process to enforce its rights against The Navajo Nation without Congressional consent, possible impairment or termination under certain circumstances of the easement and lease by The Navajo Nation, Congress, or the Secretary of the Interior, and the possible invalidity of the Trust Indenture lien against SCE's interest in the easement, lease, and improvements on the Four Corners Project.

                SCE Construction Program and Capital Expenditures

Cash required by SCE for its capital expenditures totaled $861 million in 1998, and $685 million in 1997 and $616 million in 1996. Construction expenditures for the 1999-2003 period are forecasted at $3.9 billion.

In addition to cash required for construction expenditures for the next five years as discussed above, $2.4 billion is needed to meet requirements for long-term debt maturities and sinking fund redemption requirements.

SCE's estimates of cash available for operations for the five years through 2003 assume, among other things, the receipt of adequate and timely rate relief and the realization of its assumptions regarding cost increases, including the cost of capital. SCE's estimates and underlying assumptions are subject to continuous review and periodic revision.

The timing, type, and amount of all additional long-term financing are also influenced by market conditions, rate relief, and other factors, including limitations imposed by SCE's Articles of Incorporation and Trust Indenture.

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

In 1996, the CPUC adopted SCE's San Onofre Unit 2 and 3 proposal under which SCE would have recovered its remaining investment in these San Onofre Units at a reduced rate of return of 7.35%, but on an accelerated basis during the eight-year period from the effective date in 1996 through December 31, 2003. AB 1890, however, requires the recovery of the San Onofre investment to be completed by December 31, 2001. In addition, the traditional cost-of-service ratemaking for San Onofre Units 2 and 3 was superseded by an incentive pricing plan in which SCE's customers pay a preset price for each kWh of energy generated at San Onofre during the eight-year period. AB 1890 allows for the continuation of the incentive pricing plan through December 31, 2003. SCE was compensated for the incremental costs required for the continued operation of San Onofre Units 2 and 3 with revenue earned through the incentive pricing plan. SCE also retained the ability to request recovery of the cost of fuel consumed for generation of replacement energy for periods in which San Onofre will not generate power through ECAC filings and, beginning in 1998, as part of ATCP. AB 1890 also allows SCE to continue to collect funds for decommissioning expenses through traditional ratemaking treatment.

On July 16, 1997, the CPUC approved SCE's request to transfer the recorded net investment in San Onofre Units 2 and 3 step-up transformers to San Onofre Units 2 and 3 sunk costs for recovery by December 31, 2001, at a reduced rate of return of 7.35%.

On August 21, 1997, the CPUC approved San Diego Gas & Electric's (SDG&E) and SCE's Joint Petition to Modify, requesting continued recovery of certain corporate administrative and general costs allocable to San Onofre Units 2 and 3, at rates of 0.28(cent) and 0.21(cent) per kWh, respectively, for the period January 1, 1998, through December 31, 2003.

In 1996, SCE filed its Palo Verde Proposal Application requesting adoption of a new rate mechanism for Palo Verde consistent with that of San Onofre Units 2 and
3. On November 15, 1996, SCE, ORA, and TURN entered into a settlement agreement, which was approved by the CPUC on December 20, 1996, regarding SCE's Palo Verde Proposal Application which now allows SCE to recover its remaining investment in the Palo Verde units by December 31, 2001, at a reduced rate of return of 7.35% consistent with AB 1890. The settling parties agreed that SCE would recover its share of Palo Verde incremental operating costs, except if those costs exceed 95% of the levels forecast by SCE in its application by more than 30% in any given year in which case, SCE must demonstrate that the aggregate amount of the costs exceeding the forecast in that year are reasonable. If the annual Palo Verde site Gross Capacity Factor (GCF) is less than 55% in a calendar year, SCE will bear the burden of proof to demonstrate that the site's operations causing the GCF to fall below 55% were reasonable in that year. If operations are determined to be unreasonable by the CPUC, SCE's replacement power purchases associated with that period of Palo Verde operations below 55% GCF may be disallowed.

Beginning in 2002, the benefits of future operation of Palo Verde Units 1, 2, and 3 will be shared equally between shareholders and customers. Likewise, beginning in 2004, the benefits of future operation of San Onofre Units 2 and 3 will be shared equally between shareholders and customers.

San Onofre Nuclear Generating Station

In 1992, the CPUC approved a settlement agreement between SCE and ORA to discontinue operation of Unit 1 at the end of its then-current fuel cycle. In November 1992, SCE discontinued operation of Unit 1. As part of the agreement, SCE recovered its remaining investment over a four-year period ending August 1996. On December 21, 1998, SCE filed an application with the CPUC requesting authorization to access its Nuclear Decommissioning Trust Funds for Unit 1 for the purpose of commencing decommissioning of Unit 1 in 2000.

The Units 2 and 3 steam generators have performed relatively well through the first 15 years of operation, with low rates of ongoing steam generator tube degradation. During the Unit 2 scheduled refueling and inspection outage, which was completed in 1997, an increased rate of degradation was identified, which resulted in the removal of more tubes from service than had been expected. The present design analysis, which is being reviewed for a potential increase, allows for the removal of up to 10% of the steam generator tubes before the unit's capacity must be re-evaluated. As a result of the increased degradation, a mid-cycle outage was conducted in early 1998 for Unit 2. Continued degradation was found during this inspection. A favorable (decreasing) trend in degradation was observed during inspection in the scheduled refueling outage in January 1999. The results of the January 1999 inspection are being analyzed to determine if there is a need for a mid-cycle inspection outage in early 2000. With the results from the January 1999 outage, 7.5% of the tubes have now been removed from service. In September 1998, San Onofre Unit 2 experienced a small amount of leakage from a steam generator tube plug, which required an 11-day outage to repair.

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

Palo Verde Nuclear Generating Station

Based on latest available data, APS estimates that the Unit 1 and Unit 3 steam generators should operate for the 40 year licensed operating life of those units, although APS continues to monitor the situation. APS has disclosed that it believes that it will be economically desirable to replace the Unit 2 steam generators, which have been most affected by tube cracking, in four to nine years. APS has indicated to the participants that it believes that replacement of the Unit 2 steam generators would cost between $100 million and $150 million. SCE estimates that this cost could be higher, such that its share of this cost would be between $16 million and $30 million plus replacement power costs. Unanimous approval of the Palo Verde participants is required for capital improvements, including steam generator replacement. In December 1997, the Palo Verde participants unanimously agreed to purchase two spare steam generators at a cost of approximately $82 million; however, SCE has not yet decided whether it supports replacement of the Unit 2 steam generators.

During 1998, Palo Verde Nuclear Generating Station generated 30 billion kWh of electricity. It was the first time an American power plant of any kind crossed the 30-billion-kWh threshold in a single year. Palo Verde broke its own record of 29.5 billion kWh that it set in 1997 and was the nation's top power producer for the fourth consecutive year. The year-end station capacity factor was 92.5%. Units 1 and 3 were each refueled in 36-day outages - a site record. Unit 2 operated on-line the entire year and at year's end had operated continuously for 430 days.

Nuclear Facility Decommissioning

With the exception of San Onofre Unit 1, SCE plans to decommission its nuclear generating facilities at the end of each facility's operating license by a prompt removal method authorized by the NRC. On December 21, 1998, SCE filed an application with the CPUC requesting the authority to access its decommissioning trust funds for San Onofre Unit 1 for the purpose of decommissioning commencing in 2000. Decommissioning is estimated to cost $1.9 billion in current-year dollars based on site-specific studies performed in 1998 for San Onofre and Palo Verde. This estimate considers the total cost of decommissioning and dismantling the plant, including labor, material, burial, and other costs. The site specific studies are updated approximately every three years. Changes in the estimated costs, timing of decommissioning, or the assumptions underlying these estimates could cause material revisions to the estimated total cost to decommission in the near term. Decommissioning is scheduled to begin in 2000 at San Onofre Unit
1. SCE expects decommissioning San Onofre Units 2 and 3 and Palo Verde to occur after its generating licenses expire in 2013 and 2024 respectively.

Decommissioning expense was $164 million in 1998 and $154 million in 1997. The accumulated provision for decommissioning was $1.2 billion at December 31, 1998, and $1.1 billion at December 31, 1997. The estimated costs to decommission San Onofre Unit 1 ($368 million in 1998 dollars) are recorded as a liability.

Decommissioning funds collected in rates are placed in independent trusts which, together with accumulated earnings, will be utilized solely for decommissioning.

Nuclear Insurance

Federal law limits public liability claims from a nuclear incident to $9.8 billion. SCE and other owners of San Onofre and Palo Verde have purchased the maximum private primary insurance available ($200 million). The balance is covered by the industry's retrospective rating plan that uses deferred premium charges to every reactor licensee if a nuclear incident at any licensed reactor in the U.S. results in claims and/or costs which exceed the primary insurance at that plant site. Federal regulations require this secondary level of financial protection. The NRC exempted San Onofre Unit 1 from this secondary level, effective June 1994. The maximum deferred premium for each nuclear incident is $88 million per reactor, but not more than $10 million per reactor may be charged in any one year for each incident. Based on its ownership interests, SCE could be required to pay a maximum of $175 million per nuclear incident. SCE, however, would have to pay no more than $20 million per incident in any one year. Such premium amounts include a 5% surcharge if additional funds are needed to satisfy public liability claims and are subject to periodic adjustment for inflation. If the public liability limit above is insufficient, federal regulations may impose further revenue-raising measures to pay claims, including a possible additional assessment on all licensed reactor operators.

Property damage insurance covers losses up to $500 million, including decontamination costs, at San Onofre and Palo Verde. Decontamination liability and property damage coverage exceeding the primary

$500 million has also been purchased in amounts greater than federal requirements. Additional insurance covers part of replacement power expenses during an accident-related nuclear unit outage. These policies are issued primarily by mutual insurance companies owned by utilities with nuclear facilities. If losses at any nuclear facility covered by these arrangements were to exceed the accumulated funds for these insurance programs, SCE could be assessed retrospective premium adjustments of up to $22 million per year. Insurance premiums are charged to operating expense.

Item 3.  Legal Proceedings

Edison International

                              Tradename Litigation

On September 30, 1997, an action was filed against Edison International in the United States District Court for the Southern District of New York alleging trademark infringement under the Lanham Act and related state causes of action for unfair competition. The complaint requested injunctive relief restraining Edison International from using various tradenames and trademarks utilizing the "Edison" name and sought to recover unspecified damages in profits from Edison International allegedly arising from infringing activities. On November 19, 1997, Edison International filed and served its answer to the complaint denying all of the substantive allegations and asserting affirmative defenses. After an initial status conference, the court stayed discovery in this matter to allow the parties to discuss a resolution of the matter. As a result of such discussions, the parties negotiated and executed a nonmonetary settlement agreement and filed a stipulation for dismissal, calling for dismissal of the action without prejudice. The dismissal was approved by the court on November 11, 1998.

                        Geothermal Generators' Litigation

Edison International, The Mission Group, and Mission Power Engineering Company, have been named as defendants in a lawsuit more fully described under "Southern California Edison Company - Geothermal Generators' Litigation."

Edison Mission Energy

                                 PMNC Litigation

In February 1997, a civil action was commenced in the Superior Court of the State of California, Orange County, entitled The Parsons Corporation and PMNC v. Brooklyn Navy Yard Cogeneration Partners, L.P. (Brooklyn Navy Yard), Mission Energy New York, Inc. and B-41 Associates, L.P., in which plaintiffs assert general monetary claims under the construction turnkey agreement in the amount of $136.8 million. In addition to defending this action, Brooklyn Navy Yard has also filed an action in the Supreme Court of the State of New York, Kings County entitled Brooklyn Navy Yard Cogeneration Partners, L.P. v. PMNC, Parsons Main of New York, Inc., Nab Construction Corporation, L.K. Comstock & Co., Inc. and The Parsons Corporation, asserting general monetary claims in excess of $13 million under the construction turnkey agreement. On March 26, 1998, the Superior Court in the California action granted PMNC's motion for attachment against Brooklyn Navy Yard in the amount of $43 million. PMNC subsequently attached three checking accounts in the approximate amount of $500,000. Brooklyn Navy Yard is appealing the attachment order. On the same day, the court stayed all proceedings in the California action pending an order by the New York Appellate Court of the appeal by PMNC of a denial of its motion to dismiss the New York action. That appeal was denied following a hearing on September 29, 1998.

Southern California Edison Company

                          Wind Generators' Litigation

SCE was named as a defendant in a series of eight lawsuits brought by independent power producers of wind generation. Seven of the lawsuits were filed in Los Angeles County Superior Court and one was filed in Kern County Superior Court. The lawsuits alleged that SCE incorrectly interpreted contracts with the plaintiffs by limiting fixed energy payments to a single ten-year period rather than beginning a new ten-year period of fixed energy payments for each stage of development. In its responses to the complaints, SCE denied the plaintiffs' allegations. In each of the lawsuits, the plaintiffs sought declaratory relief regarding the proper interpretation of the contracts. Plaintiffs alleged a combined total of approximately $189 million in damages, which included consequential damages claimed in seven of the eight lawsuits. A ninth lawsuit was subsequently filed in Los Angeles County raising claims similar to those alleged in the first eight. SCE responded to the complaint in the new lawsuit by denying its material allegations.

After receiving a favorable decision in the liability phase of the lead case, SCE agreed to settle with the plaintiffs in seven of the lawsuits on terms whereby SCE waived its rights to recover costs against such plaintiffs in exchange for their agreement that there is only one fixed price period under each of their power purchase contracts with SCE and a mutual dismissal with prejudice of claims. SCE also entered into a settlement agreement with the plaintiff in another of the lawsuits which resolved the issue of multiple fixed price periods on the same terms and which also resolved a related issue unique to that plaintiff in exchange for a nominal payment by SCE. This settlement was approved by the bankruptcy court in proceedings involving the plaintiff. On January 28, 1999, SCE finalized a settlement with the remaining plaintiffs on terms effectively the same as those in the initial group of settlements except that the settlement agreement also resolved, on terms favorable to SCE, certain claims which SCE had asserted in the lead case by way of cross-complaint.

                        Geothermal Generators' Litigation

On June 9, 1997, SCE filed a complaint in Los Angeles County Superior Court against an independent power producer of geothermal generation and six of its affiliated entities (Coso parties). SCE alleges that in order to avoid power production plant shutdowns caused by excessive noncondensable gas in the geothermal field brine, the Coso parties routinely vented highly toxic hydrogen sulfide gas from unmonitored release points beginning in 1990 and continuing through at least 1994, in violation of applicable federal, state, and local environmental law. According to SCE, these violations constituted material breaches by the Coso parties of their obligations under their contracts with SCE and applicable law. The complaint sought termination of the contracts and damages for excess power purchase payments made to the Coso parties. The Coso parties' motion to transfer venue to Inyo County Superior court was granted on August 31, 1997. On June 1, 1998, the court struck SCE's request for termination of the contracts, leaving SCE with its claim for damages and other relief. On February 16, 1999, the court denied the Coso Parties' motion for judgment on the pleadings directed to SCE's first amended complaint.

The Coso parties have also asserted various claims against SCE, The Mission Group, and Mission Power Engineering Company (Mission parties) in a cross complaint filed in the action commenced by SCE as well as in a separate action filed against SCE by three of the Coso parties in Inyo County Superior Court. In November 1997, the court struck all but two causes of action asserted in the separate action on the grounds that they should have been raised as part of the Coso parties' cross-complaint, and ordered the remaining two causes of action consolidated for all purposes with the action filed by SCE.

The Coso parties subsequently filed second and third amended cross-complaints. The third amended cross-complaint names SCE, the Mission parties, and Edison International. As against SCE, the third amended cross-complaint purports causes of action for declaratory relief, breach of the covenant of good faith and fair dealing; inducing breach of agreements between the Coso parties and their former employees; breach of an earlier settlement agreement between the Mission parties and the Coso parties; slander and disparagement, injunctive relief and restitution for unfair business practices; anticipatory breach of the contracts; and violations of Public Utilities Code ss.ss. 453, 702 and 2106. As against the Mission parties, the third amended cross-complaint seeks damages for breach of warranty of authority with respect to the settlement agreement, and for equitable indemnity. The Coso parties voluntarily dismissed Edison International from the third amended cross-complaint on December 4, 1998. As against SCE, the third amended cross-complaint seeks restitution, compensatory damages in excess of $115 million, punitive damages in an amount not less than $400 million, interest, attorney's fees, declaratory relief, and injunctive relief.

On September 21, 1998, SCE filed an answer to the third amended cross-complaint generally denying the allegations contained therein and asserting affirmative defenses. In addition, SCE filed a cross-complaint for reformation of the contracts alleging that if they are not susceptible to SCE's interpretation, they should be reformed to reflect the parties' true intention. The Coso defendants demurred to SCE's cross-complaint and, in January 1999, their demurrer was sustained with leave to amend. In light of this new ruling, SCE recently filed an amended cross-complaint for reformation.

Following various pre-trial motions filed by the Mission parties and Edison International, the Coso Parties, on December 23, 1998, purported to file a fourth amended cross-complaint against the Mission Parties only. The Mission Parties' demurrer to and motion to strike directed to the fourth amended cross-complaint was heard and taken under submission on March 10, 1999.

On December 15, 1998, the Court granted the Coso parties leave to file a second amended complaint in the separately filed (now consolidated) action. The second amended complaint which names SCE and Edison International, alleges that SCE engaged in anti-competitive conduct, false advertising, and conduct proscribed by Public Utilities Code ss. 2106, and seeks injunctive relief, restitution, and punitive damages. On January 20, 1999, SCE filed three motions to strike several portions of the second amended complaint on the grounds, among others, that the CPUC or FERC have either exclusive or primary jurisdiction over the matters asserted therein, and that SCE's alleged conduct was in furtherance of constitutionally protected rights of free speech and petition and therefore not actionable. These matters were heard on February 22, 1999, and taken under submission at that time.

Discovery and motion practice related to discovery is active. The Court has set a trial date of March 1, 2000. The materiality of net final judgments against SCE in these actions would be largely dependent on the extent to which any damages or additional payments which might result therefrom are recoverable through rates.

                  Electric and Magnetic Fields (EMF) Litigation

SCE is involved in lawsuits alleging that various plaintiffs developed cancer as a result of exposure to EMF from SCE facilities.

In December 1995, the court granted SCE's motion for summary judgment in the first lawsuit and dismissed the case. Plaintiffs filed a notice of appeal. Following a settlement conference ordered by the Court of Appeal, the case was dismissed in January 1999.

Following dismissal of the second lawsuit by the plaintiffs, a wrongful death action was filed by the husband and children of one of the original plaintiffs who had subsequently died. This wrongful death action was dismissed by the court without leave to amend on September 16, 1998. Plaintiffs' appeal in the wrongful death action was dismissed following a settlement conference in the Court of Appeal in January 1999.

                      San Onofre Personal Injury Litigation

SCE is actively involved in three lawsuits claiming personal injuries allegedly resulting from exposure to radiation at San Onofre. On August 31, 1995, the wife and daughter of a former San Onofre security supervisor sued SCE and SDG&E in the U.S. District Court for the Southern District of California. Plaintiffs also named Combustion Engineering and the Institute of Nuclear Power Operations as defendants. All trial court proceedings have been stayed pending ruling of the Ninth Circuit Court of Appeal, on an appeal of a lower court's judgment in favor of SCE in two earlier cases raising similar allegations. On May 28, 1998, the Court of Appeal affirmed these judgments. A trial date has not yet been set.

On November 17, 1995, an SCE employee and his wife sued SCE in the U.S. District Court for the Southern District of California. Plaintiffs also named Combustion Engineering. The trial in this case resulted in a jury verdict for both defendants. The plaintiffs' motion for a new trial was denied. Plaintiffs filed an appeal of the trial court's judgment to the Ninth Circuit Court of Appeal. Briefing on the appeal was completed in January 1999 and the parties are awaiting a date for oral argument to be set by the court. A decision is not expected until early 2000.

On November 28, 1995, a former contract worker at San Onofre, her husband, and her son, sued SCE in the U.S. District Court for the Southern District of California. Plaintiffs also named Combustion Engineering. On August 12, 1996, the Court dismissed the claims of the former worker and her husband with prejudice. This case, with only the son as plaintiff, is expected to go to trial in late 1999.

On November 20, 1997, a former contract worker at San Onofre and his wife sued SCE in the Superior Court of California, County of San Diego. The case was removed to the U.S. District Court for the Southern District of California. On May 11, 1998, the plaintiffs filed a first amended complaint. On May 22, 1998, SCE filed an answer denying the material allegations of the first amended complaint. Pursuant to a stipulation of the parties, the court, on January 4, 1999, dismissed the plaintiffs' complaint in this matter with prejudice.

In March of 1999, SCE reached an agreement with the plaintiffs in both of the U.S. District Court cases to stay trial pending the results of the case currently before the Ninth Circuit Court of Appeal. The parties agreed that if the plaintiffs/petitioners do not receive a favorable determination on appeal then the two District Court cases will be dismissed. If, however, the plaintiffs/petitioners receive a favorable determination on appeal, then the two District Court cases will be set for trial.

SCE was previously involved, along with other defendants, in two earlier cases raising allegations similar to those described above. Although, as indicated above, SCE was successful in removing itself from those actions, the impact on SCE, if any, from further proceedings in these cases against the remaining defendants can not be determined at this time.

               Mohave Generating Station Environmental Litigation

On February 19, 1997, the Sierra Club and the Grand Canyon Trust filed suit in the U.S. District Court of Nevada against SCE and the other three co-owners of Mohave Generating Station. The lawsuit alleges that Mohave has been violating various provisions of the CAA, the Nevada state implementation plan, certain EPA orders, and applicable pollution permits relating to opacity and sulfur dioxide emission limits over the last five years. The plaintiffs seek declaratory and injunctive relief as well as civil penalties. Under the CAA, the maximum civil penalty obtainable is $25,000 per day per violation. SCE and the co-owners obtained an extension to respond to the complaint pending the court's ruling on a motion to dismiss filed by the defendants.

On June 4, 1998, the plaintiffs served SCE and its co-owners with a 60-day supplemental notice of intent to sue. This supplemental notice identified additional causes of action as well as an additional plaintiff

(National Parks and Conservation Association) to be added to the proceedings. On November 12, 1998, the court bifurcated the liability and damage phases of the case.

Item 4.  Submission of Matters to a Vote of Security Holders

Inapplicable

Pursuant to Form 10-K's General Instruction (General Instruction) G(3), the following information is included as an additional item in Part I:

Executive Officers (1) of the Registrant


                                                Edison International


                                              Age at
Executive Officer               December 31, 1998                         Company Position
-------------------------  --------------------------- -------------------------------------------------------
John E. Bryson                          55             Chairman of the Board, Chief Executive Officer and
                                                       Director, Edison International;
                                                       Chairman of the Board, Chief Executive Officer and
                                                       Director, SCE

Bryant C. Danner                        61             Executive Vice President and General Counsel, Edison
                                                       International;
                                                       Executive Vice President and General Counsel, SCE

Alan J. Fohrer                          48             Executive Vice President and Chief Financial Officer,
                                                       Edison International;
                                                       Executive Vice President and Chief Financial Officer,
                                                       SCE

Theodore F. Craver, Jr.                 47             Senior Vice President and Treasurer, Edison
                                                       International;
                                                       Senior Vice President and Treasurer, SCE

Robert G. Foster                        51             Senior Vice President, Public Affairs, Edison
                                                       International;
                                                       Senior Vice President, Public Affairs, SCE

Lillian R. Gorman                       45             Senior Vice President, Human Resources, Edison
                                                       International;
                                                       Senior Vice President, Human Resources, SCE

William J. Heller                       42             Senior Vice President, Strategic Planning and New
                                                       Business Development, Edison International

Thomas J. Higgins                       53             Vice President, Corporate Communications, Edison
                                                       International;
                                                       Vice President, Corporate Communications, SCE

Thomas M. Noonan(2)                     47             Vice President and Controller, Edison International;
                                                       Vice President and Controller, SCE

Anthony L. Smith                        50             Vice President, Tax, Edison International;
                                                               Vice President, Tax, SCE

----------

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

(2) Richard K. Bushey resigned as Vice President and Controller of Edison International and SCE effective March 1, 1999.

     None of Edison International's elected executive officers are related to each other by blood or marriage. As set forth in Article IV of Edison International's Bylaws, the elected officers of Edison International are chosen annually by and serve at the pleasure of Edison International's Board of Directors and hold their respective offices until their resignation, removal, other disqualification from service, or until their respective successors are elected. Each of the elected executive officers of Edison International holds an identical position at SCE except William
     J. Heller, who is not an officer of SCE. Each of the elected executive officers of Edison International has been actively engaged in the business of Edison International for more than five years except Theodore F. Craver, Jr., Lillian R. Gorman, William J. Heller, and Thomas J. Higgins. Those officers who have not held their present position with Edison International and/or SCE for the past five years had the following business experience during that period:

                                                Edison International
Executive Officer                               Company Position                            Effective Dates
-----------------                               --------------------                        ---------------
Bryant C. Danner                Executive Vice President and General Counsel,     June 1995 to present
                                Edison International and SCE
                                Senior Vice President and General Counsel,        June 1992 to May 1995
                                Edison International and SCE

Alan J. Fohrer                  Executive Vice President and Chief Financial      September 1996 to present
                                Officer, Edison International and SCE
                                Executive Vice President, Chief Financial         February 1996 to August 1996
                                Officer and Treasurer, SCE
                                Executive Vice President and Chief Financial      May 1995 to January 1996
                                Officer, SCE
                                Executive Vice President, Chief Financial         May 1995 to August 1996
                                Officer and Treasurer, Edison International
                                Senior Vice President, Chief Financial Officer    January 1993 to April 1995
                                and Treasurer, Edison International
                                Senior Vice President and Chief Financial         January 1993 to April 1995
                                Officer, SCE

Theodore F. Craver, Jr.         Senior Vice President and Treasurer, Edison       February 1998 to present
                                International and SCE
                                Vice President and Treasurer, Edison              September 1996 to February 1998
                                International and SCE
                                Executive Vice President and Corporate Officer,   September 1990 to August 1996
                                First Interstate Bancorp(3)



Robert G. Foster                Senior Vice President, Public Affairs, Edison     November 1996 to present
                                International and SCE
                                Vice President, Public Affairs of Edison          January 1996 to October 1996
                                International

Lillian R. Gorman               Senior Vice President, Human Resources, Edison    March 1999 to present
                                International and SCE
                                Vice President, Human Resources, Edison           July 1996 to February 1999
                                International and SCE
                                Executive Vice President and Human Resources      October 1990 to May 1996
                                Director, First Interstate Bancorp(3)

William J. Heller               Senior Vice President, Strategic Planning and     January 1996 to present
                                New Business Development,
                                Partner, Management Consulting firm of McKinsey   August 1982 to December 1995
                                and Company(1)(3)

Thomas J. Higgins               Vice President, Corporate Communications,         January 1996 to present
                                Edison International and SCE
                                Vice President, Corporate Communications, SCE     April 1995 to January 1996
                                President, The Laurel Company(2)(3)               January 1994 to December 1994

Thomas M. Noonan                Vice President and Controller, Edison             March 1999 to present
                                International and SCE
                                Assistant Controller, Edison International and    September 1993 to February 1999
                                SCE

Anthony L. Smith                Vice President, Tax, Edison International and     March 1999 to present
                                SCE
                                Assistant Controller, Edison International and    July 1988 to February 1999
                                SCE

--------------

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



                                         Southern California Edison Company

                                                 Age at
Executive Officer(1)                       December 31, 1998                        Company Position
-------------------------------------- --------------------------- ---------------------------------------------------
Stephen E. Frank                                   57              President, Chief Operating Officer and Director

Harold B. Ray                                      58              Executive Vice President, Generation Business Unit




Pamela A. Bass                                     51              Senior Vice President, Customer Service Business
                                                                   Unit

John R. Fielder                                    53              Senior Vice President, Regulatory Policy and
                                                                   Affairs

Richard M. Rosenblum                               48              Senior Vice President, Transmission &
                                                                   Distribution (T&D) Business Unit

Bruce C. Foster                                    46              Vice President, San Francisco
                                                                   Regulatory Affairs

--------------

(1) Edison International Executive Officers, Bryson, Danner, Fohrer, Craver, Robert Foster, Gorman, Higgins, Noonan and Smith as referenced above, hold the same Company Positions in Edison International and SCE. Information concerning their ages, Company Position and (for those who have not held their present position with Edison International and/or SCE for the past five years) business experience is set forth above under Edison International. Edison International is the parent holding company of SCE.

None of SCE's executive officers are related to each other by blood or marriage. As set forth in Article IV of SCE's Bylaws, the officers of SCE are chosen annually by and serve at the pleasure of SCE's Board of Directors and hold their respective offices until their resignation, removal, other disqualification from service, or until their respective successors are elected. All of the executive officers have been actively engaged in the business of SCE for more than five years except for Stephen E. Frank, Theodore F. Craver, Jr., Lillian R. Gorman, and Thomas J. Higgins. Those officers who have not held their present position for the past five years had the following business experience:


                                         Southern California Edison Company


Executive Officer                              Company Position                            Effective Dates
-------------------------------- ---------------------------------------------- --------------------------------------
Stephen E. Frank                 President, Chief Operating Officer and         June 1995 to present
                                 Director
                                 President and Chief Operating Officer,         August 1990 to January 1995
                                 Florida Power and Light Company(1)

Harold B. Ray                    Executive Vice President, Generation           June 1995 to present
                                 Business Unit
                                 Senior Vice President, Power Systems           June 1990 to May 1995

John R. Fielder                  Senior Vice President, Regulatory Policy and   February 1998 to present
                                 Affairs
                                 Vice President, Regulatory Policy and Affairs  February 1992 to January 1998

Richard M. Rosenblum             Senior Vice President, T&D Business Unit       February 1998 to present
                                 Vice President, Distribution Business Unit     January 1996 to January 1998
                                 Vice President, Nuclear Engineering and        June 1993 to December 1995
                                 Technical Services




Bruce C. Foster                  Vice President, San Francisco                  January 1995 to present
                                 Regulatory Affairs
                                 Regional Vice President, San Francisco Office  January 1992 to December 1994

Pamela A. Bass                   Senior Vice President, Customer Service        March 1999 to present
                                 Business Unit
                                 Vice President, Customer Solutions Business    June 1996 to February 1999
                                 Unit
                                 Vice President, Shared Services                January 1996 to May 1996
                                 Division Vice President, ENvest                August 1993 to December 1995

------------------

(1) This entity is not a parent, subsidiary or other affiliate of SCE.


                                              The Nonutility Companies

Age at
Executive Officer                         December 31, 1998                        Company Position
------------------------------------ ---------------------------- ----------------------------------------------------
Edward R. Muller                                 46               President and Chief Executive Officer,
                                                                  Edison Mission Energy

Robert M. Edgell                                 51               Executive Vice President,
                                                                  Edison Mission Energy

Thomas R. McDaniel                               49               President and Chief Executive Officer,
                                                                  Edison Capital
                                                                  President and Chief Executive Officer,
                                                                  Mission Land Company

Stephen E. Pazian                                49               President and Chief Executive Officer,
                                                                  Edison Enterprises
                                                                  Chairman and Chief Executive Officer,
                                                                  Edison Source and Edison Select
                                                                  Chairman, President, and Chief Executive Officer,
                                                                  Edison Utility Services


None of the Nonutility Companies' executive officers are related to each other by blood or marriage. As set forth in Article IV of their respective Bylaws, the officers of the Nonutility Companies are chosen annually by and serve at the pleasure of the respective Boards of Directors and hold their respective offices until their resignation, removal, other disqualification from service, or until their respective successors are elected. All of the executive officers have been actively engaged in the business of the respective Nonutility Companies and/or Edison International or SCE for more than five years except for Stephen E. Pazian. Those officers who have not held their present position for the past five years had the following business experience:

                                               The Nonutility Companies

Executive Officer                                  Company Position                          Effective Dates
------------------------------------ ---------------------------------------------- -----------------------------------
Stephen E. Pazian                    President and Chief Executive Officer,         June 1997 to present
                                     Edison Enterprises
                                     Chairman and Chief Executive Officer,          May 1997 to present
                                     Edison Source and Edison Select
                                     Chairman, President, and Chief Executive       December 1997 to present
                                     Officer, Edison Utility Services
                                     President, Ameritech Security
                                     Monitoring(1)                                  January 1996 to April 1997
                                     President and Chief Executive Officer,
                                     BellSouth MobileComm(1)                        April 1989 to December 1995


-------------- (1) This entity is not a parent, subsidiary or other affiliate of Edison International.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Information responding to Item 5 is included in Edison International's Annual Report to Shareholders for the year ended December 31, 1998, (Annual Report) under "Quarterly Financial Data" on page 56 and under "Shareholder Information" on page 61, and is incorporated by reference pursuant to General Instruction G(2). The number of Common Stock shareholders of record was 104,567 on March 23, 1999. Additional information concerning the market for Edison International's Common Stock is set forth on the cover page hereof.

Item 6.  Selected Financial Data

Information responding to Item 6 is included in the Annual Report under "Selected Financial and Operating Data: 1994-1998" on page 60, and is incorporated herein by reference pursuant to General Instruction G(2).

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

Information responding to Item 7 is included in the Annual Report under "Management's Discussion and Analysis" on pages 25 through 34 and is incorporated herein by reference pursuant to General Instruction G(2).

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Information responding to Item 7A is included in the Annual Report under "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 28 through 29 and is incorporated herein by reference to General Instruction G (2).


Item 8.  Financial Statements and Supplementary Data

Certain information responding to Item 8 is set forth after Item 14 in Part IV. Other information responding to Item 8 is included in the Annual Report on pages 37 through 55 and is incorporated herein by reference pursuant to General Instruction G(2).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Information concerning executive officers of Edison International is set forth in Part I in accordance with General Instruction G(3), pursuant to Instruction 3 to Item 401(b) of Regulation S-K. Other information responding to Item 10 is included in the Joint Proxy Statement (Proxy Statement) filed with the Commission in connection with Edison International's Annual Meeting to be held on April 15, 1999, under the heading, "Election of Directors of Edison International and SCE" on pages 4 through 7 and "Section 16(a) Beneficial Ownership Reporting Compliance" on page 23, and is incorporated herein by reference pursuant to General Instruction G(3).

Item 11.  Executive Compensation

Information responding to Item 11 is included in the Proxy Statement beginning with the section under the heading "Executive Compensation Table - Edison International and SCE" on pages 10 through 22, and is incorporated herein by reference pursuant to General Instruction G(3).

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information responding to Item 12 is included in the Proxy Statement under the headings "Stock Ownership of Directors and Executive Officers of Edison International and SCE" on pages 8 through 9 and "Stock Ownership of Certain Shareholders" on page 26, and is incorporated herein by reference pursuant to General Instruction G(3).

Item 13.  Certain Relationships and Related Transactions

Information responding to Item 13 is included in the Proxy Statement under the heading "Certain Relationships and Transactions of Nominees and Executive Officers" on page 23, and is incorporated herein by reference pursuant to General Instruction G(3).

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)   Financial Statements

The following items contained in the Annual Report are found on pages 25 through 55, and are incorporated by reference in this report.

     Management's Discussion and Analysis of Results of Operations and Financial
        Condition
     Responsibility for Financial
     Reporting Report of Independent Public Accountants
     Consolidated Statements of Income -- Years Ended December 31, 1998, 1997,
        and 1996
     Consolidated Balance Sheets -- December 31, 1998, and 1997
     Consolidated Statements of Cash Flows -- Years Ended December 31, 1998,
        1997, and 1996
     Consolidated Statements of Comprehensive Income -- Years Ended
        December 31, 1998, 1997, and 1996
     Notes to Consolidated Financial Statements

(2) Report of Independent Public Accountants and Schedules Supplementing Financial Statements

The  following  documents  may be found in this  report  at the  indicated  page numbers.
                                                                         Page
                                                                         ----
Report of Independent
Public Accountants on Supplemental
           Schedules                                                      41
         Schedule I--Condensed Financial
           Information of Parent                                          42
         Schedule II--Valuation and Qualifying Accounts for the
           Years Ended December 31, 1998, 1997 and 1996                   45

Schedules I through V, inclusive, except those referred to above, are omitted as not required or not applicable.

(3)  Exhibits

     See Exhibit Index on page 47 of this report.

(b)  Reports on Form 8-K

     November 13, 1998
        Item 5:  Other Events - Proposition 9

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                            ON SUPPLEMENTAL SCHEDULES




To Edison International:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in the 1998 Annual Report to Shareholders of Edison International incorporated by reference in this Form 10-K, and have issued our report thereon dated February 4, 1999. Our audits of the consolidated financial statements were made for the purpose of forming an opinion on those basic consolidated financial statements taken as a whole. The supplemental schedules listed in Part IV of this Form 10-K, which are the responsibility of Edison International's management, are presented for purposes of complying with the Securities and Exchange Commission's rules and regulations, and are not part of the basic consolidated financial statements. These supplemental schedules have been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.





                                            ARTHUR ANDERSEN LLP
                                            ARTHUR ANDERSEN LLP

Los Angeles, California
February 4, 1999

                              Edison International

             SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF PARENT

                            CONDENSED BALANCE SHEETS

                                                                            December 31,
------------------------------------------------------------------------------------------------
                                                                    1998              1997
------------------------------------------------------------------------------------------------

                                                                       (In thousands)

Assets:
Cash and equivalents                                             $    7,101      $  273,603
  Other current assets                                              248,317         137,969
------------------------------------------------------------------------------------------------

     Total current assets                                           255,418         411,572

  Investments in subsidiaries                                     4,946,607       5,128,793
  Other deferred debits                                                 295             344
------------------------------------------------------------------------------------------------

     Total assets                                                $5,202,320      $5,540,709
------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity:
  Accounts payable                                               $      195      $    2,536
  Other current liabilities                                         185,577          99,020
------------------------------------------------------------------------------------------------

     Total current liabilities                                      185,772         101,556
  Other deferred credits                                                837           2,296
  Common shareholders' equity                                     5,015,711       5,436,857
------------------------------------------------------------------------------------------------

     Total liabilities and shareholders' equity                  $5,202,320      $5,540,709
------------------------------------------------------------------------------------------------

                         CONDENSED STATEMENTS OF INCOME
              For the Years Ended December 31, 1998, 1997, and 1996


                                                              1998               1997              1996
-----------------------------------------------------------------------------------------------------------

                                                                 (In thousands, except per-share amounts)

Operating revenue and other income.                      $    46,193         $   38,648         $  29,539
Operating expenses and interest expense                       61,316             65,262            42,908
-----------------------------------------------------------------------------------------------------------

Loss before equity in earnings of subsidiaries               (15,123)           (26,614)          (13,369)


Equity in earnings of subsidiaries                           683,285            726,470           730,117
-----------------------------------------------------------------------------------------------------------

     Net income                                          $   668,162         $  699,856         $ 716,748
-----------------------------------------------------------------------------------------------------------


Weighted-average shares of common stock outstanding          359,205            400,396           437,335
Basic earnings per share                                 $      1.86         $     1.75         $    1.64
Diluted earnings per share                               $      1.84         $     1.73         $    1.63


                              Edison International

                       CONDENSED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1998, 1997, and 1996



                                                                     1998               1997              1996
---------------------------------------------------------------------------------------------------------------------

                                                                                   (In thousands)

Cash Flows From Operating Activities                             $ (131,187)       $    (19,894)       $  58,901
-------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities                               (125,298)            258,920          (54,150)
-------------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities                                (10,017)               (112)            (102)
-------------------------------------------------------------------------------------------------------------------

Increase (Decrease) in cash and equivalents                        (266,502)            238,914            4,649
Cash and equivalents at beginning of period                         273,603              34,689           30,040
-------------------------------------------------------------------------------------------------------------------


Cash and Equivalents at the End of Period                        $    7,101        $    273,603        $  34,689
-------------------------------------------------------------------------------------------------------------------


Cash dividends received from Southern California
  Edison Company                                                 $1,103,574        $1,841,230          $ 765,199


                              Edison International


                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                      For the Year Ended December 31, 1998

                                                                   Additions
                                                                   ---------
                                     Balance at          Charged to        Charged to                     Balance
                                    Beginning of          Costs and           Other                       at End
             Description               Period             Expenses          Accounts      Deductions     of period
---------------------------------------------------------------------------------------------------------------------

                                                                   (In thousands)

Group A:

Uncollectible accounts
     Customers                           24,525           21,570                --         24,457         21,638
     All other                           48,098            2,273                --         47,737          2,634
---------------------------------------------------------------------------------------------------------------------

Total                                  $ 72,623         $ 23,843           $    --       $ 72,194(a)    $ 24,272
---------------------------------------------------------------------------------------------------------------------

Group B:
DOE Decontamination
     and Decommissioning               $ 44,336         $     --           $   (89)(b)   $  4,828(c)    $ 39,419
Purchased-power settlements             145,640               --                --         15,943(d)     129,697
Pension and benefits                    211,200          170,743            18,988 (e)    161,263(f)     239,668
Insurance, casualty and
     other                               84,253           70,727                --         74,487(g)      80,493
---------------------------------------------------------------------------------------------------------------------

Total                                  $485,429         $241,470           $18,899       $256,521       $489,277
---------------------------------------------------------------------------------------------------------------------



(a)  Accounts written off, net.

(b)  Represents revision to estimate based on actual billings.

(c)  Represents amounts paid

(d) Represents the amortization of the liability established for purchased-power contract settlement agreements.

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

Edison International


                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                      For the Year Ended December 31, 1997

                                                                   Additions
                                                                   ---------
                                     Balance at          Charged to        Charged to                      Balance
                                    Beginning of          Costs and           Other                        at End
             Description               Period             Expenses          Accounts      Deductions      of period
---------------------------------------------------------------------------------------------------------------------

                                                                   (In thousands)

Group A:

Uncollectible accounts
     Customers                           24,466           20,826                --         20,767         24,525
     All other                           24,189           24,570                --            661         48,098
---------------------------------------------------------------------------------------------------------------------

Total                                  $ 48,655         $ 45,396          $     --       $ 21,428(a)    $172,623
---------------------------------------------------------------------------------------------------------------------

Group B:
DOE Decontamination
     and Decommissioning               $ 48,789         $     --          $  1,089(b)    $  5,542(c)    $ 44,336
     Purchased-power settlements        107,700               --            67,320(d)      29,380(e)     145,640
     Pension and benefits               180,927          102,193            17,624(f)      89,544(g)     211,200
     Insurance, casualty and
       other                             86,509           63,541                --         65,797(h)      84,253
---------------------------------------------------------------------------------------------------------------------

Total                                  $423,925         $165,734          $ 86,033       $190,263       $485,429
---------------------------------------------------------------------------------------------------------------------

----------------

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

                                           Edison International


                             SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                   For the Year Ended December 31, 1996

                                                                   Additions
                                                                   ---------
                                     Balance at          Charged to        Charged to                      Balance
                                    Beginning of          Costs and           Other                        at End
             Description               Period             Expenses          Accounts      Deductions      of period
---------------------------------------------------------------------------------------------------------------------

                                                                   (In thousands)

Group A:

Uncollectible accounts
     Customers                           22,712             21,831            --           20,077(c)      24,466
     All other                           13,013             15,376            --            4,200(c)      24,189
---------------------------------------------------------------------------------------------------------------------

Total                                  $ 35,725           $ 37,663                       $ 24,277       $ 48,655
---------------------------------------------------------------------------------------------------------------------


Group B:
     DOE Decontamination
       and Decommissioning             $ 52,742           $    --         $   1,468(b)   $  5,421(c)    $ 48,789
     Purchased-power settlement              --                --           107,700(d)                   107,700
     Pension and benefits               196,662              8,547           21,869(e)     46,151(f)     180,927
     Insurance, casualty and
       other                             94,788             59,123           --            67,402(g)      86,509
---------------------------------------------------------------------------------------------------------------------

Total                                  $344,192            $67,670        $131,037       $118,974       $423,925
---------------------------------------------------------------------------------------------------------------------

----------------

(a)  Accounts written off, net.

(b) Represents revision to estimate based on actual billings. (c) Represents amounts paid.

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

                                           Date:  March 24, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                                             Title                                   Date
----------------------------------------------------------------------------------------------------------------------------

Principal Executive Officer:
  John E. Bryson*                             Chairman of the Board,                        March 24, 1999
                                                Chief Executive Officer
                                                and Director

Principal Financial Officer:
  Alan J. Fohrer*                             Executive Vice President,
                                                Chief Financial Officer                     March 24, 1999

Controller or Principal
   Accounting Officer:
  Richard K. Bushey*                          Vice President and                            March 24, 1999
                                                Controller

Board of Directors:

  Winston H. Chen*                            Director                                      March 24, 1999
  Warren Christopher*                         Director                                      March 24, 1999
  Stephen E. Frank*                           Director                                      March 24, 1999
  Joan C. Hanley*                             Director                                      March 24, 1999
  Carl F. Huntsinger*                         Director                                      March 24, 1999
  Charles D. Miller*                          Director                                      March 24, 1999
  Luis G. Nogales*                            Director                                      March 24, 1999
  Ronald L. Olson*                            Director                                      March 24, 1999
  James M. Rosser*                            Director                                      March 24, 1999
  E. L. Shannon, Jr.*                         Director                                      March 24, 1999
  Robert H. Smith*                            Director                                      March 24, 1999
  Thomas C. Sutton*                           Director                                      March 24, 1999
  Daniel M. Tellep*                           Director                                      March 24, 1999
  James D. Watkins*                           Director                                      March 24, 1999
  Edward Zapanta*                             Director                                      March 24, 1999


     *By      Kenneth S. Stewart
     -----------------------------------------
              Kenneth S. Stewart
            Assistant General Counsel

                                  EXHIBIT INDEX

Exhibit
Number                                               Description

3.1     Restated Articles of Incorporation of Edison International dated May 7,
        1996.

3.2 Certificate of Determination of Series A Junior Participating Cumulative Preferred Stock of Edison International dated November 21, 1998,
        (Form 8-A dated November 21, 1996)*

3.3 Bylaws of Edison International as amended by the Board of Dirctors on February 18, 1999.

4.1 SCE First Mortgage Bond Trust Indenture, dated as of October 1, 1923 (Registration No. 2-1369)*

4.2     Supplemental Indenture, dated as of March 1,1927 (Registration
        No. 2-1369)*

4.3     Third Supplemental Indenture, dated as of June 24, 1935
        (Registration No. 2-1602)*

4.4 Fourth Supplemental Indenture, dated as of September 1, 1935 (Registration No. 2-4522)*

4.5 Fifth Supplemental Indenture, dated as of August 15, 1939 (Registration No. 2-4522)*

4.6 Sixth Supplemental Indenture, dated as of September 1, 1940 (Registration No. 2-4522)*

4.7 Eighth Supplemental Indenture, dated as of August 15, 1948 (Registration No. 2-7610)*

4.8 Twenty-Fourth Supplemental Indenture, dated as of February 15, 1964 (Registration No. 2-22056)*

4.9 Eighty-Eightth Supplemental Indenture, dated as of July 15, 1992 (File No. 1-2313 Form 8-K dated July 22, 1992)*

10.1 1981 Deferred Compensation Agreement (File No. 1-2313, Form 10-K for the year ended December 31, 1981)*

10.2 1985 Deferred Compensation Agreement for Executives (File No. 1-2313, Form 10-K for the year ended December 31, 1986)*

10.3 1985 Deferred Compensation Agreement for Directors (File No. 1-2313, Form10-K for the year ended December 31, 1986)*

10.4 Director Deferred Compensation Plan (File No. 1-9936, Form 10-Q for the quarter ended June 30, 1998)*

10.5 Director Grantor Trust Agreement (File No. 1-9936, Form 10-K for the year ended December 31, 1995)*

10.6 Executive Deferred Compensation Plan (File No. 1-9936, Form 10-Q for the quarter ended March 31, 1998)*

10.7 Executive Grantor Trust Agreement (File No. 1-9936, Form 10-K for the year ended December 31, 1995)*

10.8 Executive Supplemental Benefit Program (File No. 1-2313, Form 10-K for the year ended December 31, 1980)*

10.9 Executive Retirement Plan (File No. 1-9936, Form 10-K for the year ended December 31, 1995)*

10.10 Executive Incentive Compensation Plan (File No. 1-9936, Form 10-K for the year ended December 31, 1997)*

10.11 Executive Disability and Survivor Benefit Program (File No. 1-9936, Form 10-K for the year ended December 31, 1994)*

10.12 Retirement Plan for Directors (File No. 1-9936, Form 10-Q for the quarter ended June 30, 1998)*

10.13 Officer Long-Term Incentive Compensation Plan (File No. 1-9936, Form 10-Q for the quarter ended March 31, 1998)*

10.13.1 Form of Agreement for 1989-1995 Awards under the Officer Long-Term Incentive Compensation Plan (File No. 1-9936, Form 10-K for the year ended December 31, 1995)*

                                  EXHIBIT INDEX

Exhibit
Number                                               Description

10.13.2 Form of Agreement for 1996 Awards under the Officer Long-Term Incentive Compensation Plan (File No. 1-9936, Form 10-K for the year ended December 31, 1996)*

10.13.3 Form of Agreement for 1997 Awards under the Officer and Management Long-Term Incentive Compensation Plans (File No. 1-9936, Form 10-K for the year ended December 31, 1997)*

10.14 Equity Compensation Plan (File No. 1-9936, Form 10-Q for the quarter ended June 30, 1998)*

10.14.1 Form of Agreement for 1998 Employee Awards under the Equity Compensation Plan (File No. 1-9936, Form 10-Q for the quarter ended June 30, 1998)*

10.14.2 Form of Agreement for 1998 Director Awards under the Equity Compensation Plan (File No. 1-9936, Form 10-Q for the quarter ended June 30, 1998)*

10.15 Estate and Financial Planning Program (File No. 1-9936, Form 10-K for the year ended December 31, 1995)*

10.16 Option Gain Deferral Plan (File No. 1-9936, Form 10-Q for the quarter ended March 31, 1998)*

10.17 Employment Letter Agreement with Bryant C. Danner (File No. 1-9936, Form 10-K for the year ended December 31, 1992)*

10.18 Employment Letter Agreement with Stephen E. Frank (File No. 1-9936, Form 10-K for the year ended December 31, 1995)*

10.19 Employment Letter Agreement with Edward R. Muller (File No. 1-9936, Form 10-K for the year ended December 31, 1994)*

10.20 Election Terms for Warren Christopher (File No. 1-9936, Form 10-K for the year ended December 31, 1997)*

10.21 Dispute resolution amendment of 1981 Executive Deferred Compensation Plan, 1985 Executive and Director Deferred Compensation Plans and Executive Supplemental Benefit Program

10.22   Employment Letter Agreement with Stephen E. Pazian

10.23   Retirement Agreement with Richard K. Bushey

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

21.     Subsidiaries of the Registrant

23.     Consent of Independent Public Accountants - Arthur Andersen LLP

24.1    Power of Attorney

24.2    Certified copy of Resolution of Board of Directors Authorizing Signature

27.     Financial Data Schedule
------------

* Incorporated by reference pursuant to Rule 12b-32.




                                                                   EXHIBIT 3.1

                                 CERTIFICATE OF
                       RESTATED ARTICLES OF INCORPORATION
                                       OF
                              EDISON INTERNATIONAL


     The undersigned, ALAN J. FOHRER and BEVERLY P. RYDER, hereby certify that they are the duly elected and acting Executive Vice President, Treasurer and Chief Financial Officer, and Secretary, respectively, of EDISON INTERNATIONAL, a California corporation, and that the Articles of Incorporation of said corporation shall be restated to read as set forth in full as follows:

                       "RESTATED ARTICLES OF INCORPORATION
                                       OF
                              EDISON INTERNATIONAL

     First: Edison International is the name of the corporation.

     Second: The purpose of the corporation is to engage in any lawful act or activity for which a corporation may be organized under the General Corporation Law of California other than the banking business, the trust company business or the practice of a profession permitted to be incorporated by the California Corporations Code.

     Third: This corporation is authorized to issue only two classes of shares, which shall be designated respectively "Preferred Stock" and "Common Stock." The total number of shares of Preferred Stock authorized to be issued is fifty million (50,000,000) shares. The total number of shares of Common Stock authorized to be issued is eight hundred million (800,000,000) shares.

     Fourth: The Preferred Stock may be issued from time to time in one or more series. To the extent not prohibited by law, the Board of Directors is authorized: (i) to fix the number of shares of any series of Preferred Stock and to determine the designation of any such series, (ii) to determine or alter the rights, preferences, privileges and restrictions granted to or imposed upon any wholly unissued series of Preferred Stock, including but not limited to rights, preferences, privileges, and restrictions regarding dividends, liquidation, conversion, redemption and voting (including provisions specifying more than one vote per share) and, (iii) within the limits and restrictions stated in any resolution or resolutions of the Board of Directors originally fixing the number of shares constituting any series, to increase or decrease (but not below the number of shares of such series then outstanding) the number of shares of any such series subsequent to the issue of shares of that series.

     Fifth: BUSINESS COMBINATIONS:

     1. In addition to any affirmative vote required by law or these Articles of Incorporation, and except as otherwise expressly provided in paragraph 2 of this Article Fifth, none of the following transactions shall be consummated unless and until such transaction shall have been approved by the affirmative vote of the holders of at least eighty percent (80%) of the voting power of the then outstanding shares of stock of the corporation entitled to vote generally in the election of directors (the "Voting Stock"), voting together as a single class:

          (a) any merger or consolidation of the corporation or any Subsidiary (as hereinafter defined) with (i) any Interested Shareholder (as hereinafter defined) or (ii) any other corporation (whether or not itself an Interested Shareholder) which is, or after such merger or consolidation would be, an Affiliate (as hereinafter defined) of an Interested Shareholder; or

          (b) any sale, lease, exchange, mortgage, pledge, transfer or other disposition (in one transaction or a series of related transactions) to or with any Interested Shareholder or any Affiliate of any Interested Shareholder of any assets of the corporation or any Subsidiary having an aggregate Fair Market Value (as hereinafter defined) of more than ten percent (10%) of the total book value of the assets of the corporation and its consolidated subsidiaries as shown on the most recently available quarterly consolidated balance sheet of the corporation; or

          (c) the issuance or transfer by the corporation or any Subsidiary (in one transaction or a series of related transactions) of any securities of the corporation or any Subsidiary to any Interested Shareholder or any Affiliate of any Interested Shareholder having an aggregate Fair Market Value of more than ten percent (10%) of the total book value of the assets of the corporation and its consolidated subsidiaries as shown on the most recently available quarterly consolidated balance sheet of the corporation; or

          (d) the adoption of any plan or proposal for the spinoff, split-off or split-up of the corporation or any material Subsidiary proposed by or on behalf of an Interested Shareholder or any Affiliate of any Interested Shareholder; or

          (e) any reclassification of any securities of the corporation (including any reverse stock split), any recapitalization of the capital stock of the corporation, any merger or consolidation of the corporation with or into any of its Subsidiaries, or any other transaction (whether or not with or involving any Interested Shareholder), which has the effect, directly or indirectly, of increasing the proportionate share of the outstanding shares of any class of stock or series thereof of the corporation or of any Subsidiary directly or indirectly Beneficially Owned (as hereinafter defined) by any Interested Shareholder or as a result of which the shareholders of the corporation would cease to be shareholders of a corporation incorporated under the laws of the State of California having, as parts of its articles of incorporation, provisions to the same effect as this Article Fifth; or

          (f) any agreement, contract or other arrangement providing for any of the transactions described in the foregoing paragraphs (a) through (e).

     The term "Business Combination" as used in this Article Fifth shall mean any transaction or proposed transaction which is referred to in any one or more of the foregoing subparagraphs (a) through (f) of this paragraph 1.

     2. The provisions of paragraph 1 of this Article Fifth shall not be applicable to any particular Business Combination, and such Business Combination shall require only such affirmative vote of shareholders, if any, as is required by law and any other provision of any Article hereof, if such Business Combination has been approved by at least a majority of the Disinterested Directors (as hereinafter defined) at the time or if all the conditions specified in the following subparagraphs (a), (b), (c), (d), (e) and (f) are satisfied:

          (a) The aggregate amount of the cash and the Fair Market Value as of the date of the consummation of the Business Combination of any consideration other than cash to be received per share by holders of Common Stock in such Business Combination shall be at least equal to the higher of the following:

               (1) (if applicable) the Highest Per Share Price (as hereinafter defined) paid in order to acquire any shares of Common Stock beneficially owned by the Interested Shareholder which were acquired beneficially by such

     Interested Shareholder (x) within the two-year period immediately prior to the first public announcement of the proposal of the Business Combination (the "Announcement Date") or (y) in the transaction in which it became an Interested Shareholder, whichever is higher; and

               (2) the Fair Market Value per share of Common Stock on the Announcement Date or on the date on which the Interested Shareholder became an Interested Shareholder (such later date is referred to in this Article Fifth as the "Determination Date"), whichever is higher.

          (b) The aggregate amount of the cash and the Fair Market Value as of the date of the consummation of the Business Combination of consideration other than cash to be received per share by holders of shares of any class or series of outstanding Voting Stock other than the Common Stock shall be at least equal to the highest of the following (it being intended that the requirements of this subparagraph (b) shall be required to be met with respect to every such class or series of outstanding Voting Stock, whether or not the Interested Shareholder beneficially owns any shares of a particular class or series of Voting Stock):

               (1) (if applicable) the Highest Per Share Price paid in order to acquire any shares of such class or series of Voting Stock beneficially owned by the Interested Shareholder which were acquired beneficially by such Interested Shareholder (x) within the two-year period immediately prior to the Announcement Date or (y) in the transaction in which it became an Interested Shareholder, whichever is higher; and

               (2) (if applicable) the highest preferential amount per share to which the holders of shares of such class or series of Voting Stock are entitled in the event of any voluntary or involuntary liquidation, dissolution or winding up of the corporation; and

               (3) the Fair Market Value per share of such class or series of Voting Stock on the Announcement Date or on the Determination Date, whichever is higher.

          (c) The consideration to be received by holders of a particular class or series of outstanding Voting Stock (including Common Stock) shall be in cash or in the same form as the Interested Shareholder has previously paid in order to acquire beneficially shares of such class or series of Voting Stock that are beneficially owned by the Interested Shareholder and, if the Interested Shareholder beneficially owns shares of any class or series of Voting Stock that were acquired with varying forms of consideration, the form of consideration to be received by holders of such class or series of Voting Stock shall be either cash or the form used to acquire beneficially the largest number of shares of such class or series of Voting Stock beneficially acquired by it prior to the Announcement Date. The price determined in accordance with paragraphs 2(a) and 2(b) shall be subject to appropriate adjustment in the event of any stock dividend, stock split, combinations of shares or similar event.

          (d) After such Interested Shareholder has become an Interested Shareholder and prior to the consummation of such Business Combination: (i) except as approved by at least a majority of the Disinterested Directors, there shall have been no failure to declare and pay at the regular dates therefor the full amount of any dividends (whether or not cumulative) payable on any class or series of stock having a preference over the Common Stock as to dividends or upon liquidation; (ii) there shall have been (x) no reduction in the annual rate of dividends paid on the Common Stock
(except as necessary to reflect any subdivision of the Common Stock), except as approved by at least a majority of the Disinterested Directors, and (y) an increase in such annual rate of dividends (as necessary to prevent any such reduction) in the event of any reclassification (including any reverse stock split), recapitalization, reorganization or any similar transaction which has the effect of reducing the number of outstanding shares of the Common Stock, unless the failure to increase such annual rate was approved by at least a majority of the Disinterested Directors; and (iii) such Interested Shareholder shall have not become the beneficial owner of any additional shares of Voting Stock except as part of the transaction which results in such Interested Shareholder becoming an Interested Shareholder or as a result of a pro rata stock dividend or stock split.

          (e) After such Interested Shareholder has become an Interested Shareholder, such Interested Shareholder shall not have received the benefit, directly or indirectly (except proportionally as a stockholder), of any loans, advances, guarantees, pledges or other financial assistance or any tax credits or other tax advantages provided by the corporation, whether in anticipation of or in connection with such Business Combination or otherwise.

          (f) A proxy or information statement describing the proposed Business Combination and complying with the requirements of the Securities Exchange Act of 1934 and the rules and regulations thereunder (or any subsequent provisions replacing such Act, rules or regulations) shall be mailed to public stockholders of the Corporation at least 30 days prior to the consummation of such Business Combination (whether or not such proxy or information statement is required to be mailed pursuant to such Act or subsequent provisions).

         3. For the purposes of this Article Fifth:

          (a) A "person" shall mean any individual, firm, corporation or other entity.

          (b) "Interested Shareholder" shall mean any person or group (other than this corporation or any Subsidiary or any compensation plan or any benefit plan of this corporation or any Subsidiary or any trustee of, or fiduciary with respect to, any such plan when acting in such capacity, or any corporation formed pursuant to a resolution of the Board of Directors of this corporation which was approved by at least a majority of the Disinterested Directors as defined hereinafter) who or which:

               (1) is the Beneficial Owner, directly or indirectly, of more than ten percent (10%) of the voting power of the outstanding Voting Stock; or

               (2) is an Affiliate of the corporation and at any time within the two-year period immediately prior to the date in question was the Beneficial Owner, directly or indirectly, of ten percent (10%) or more of the voting power of the then outstanding Voting Stock; or

               (3) is an assignee of or has otherwise succeeded to any shares of Voting Stock representing more than one percent (1%) of the voting power of the outstanding Voting Stock, which shares were at any time within the two-year period immediately prior to the date in question beneficially owned by any Interested Shareholder, if such assignment or succession shall have occurred in the course of a transaction or series of transactions not involving a public offering within the meaning of the Securities Act of 1933.

          (c) A person shall be a "Beneficial Owner" of any Voting Stock:

               (1) which such person or any of its Affiliates or Associates (as hereinafter defined) beneficially owns, directly or indirectly; or

               (2) which such person or any of its Affiliates or Associates has
     (i) the right to acquire (whether such right is exercisable immediately or only after the passage of time), pursuant to any agreement, arrangement or understanding or upon the exercise of conversion rights, exchange rights, warrants or options, or otherwise, or (ii) the right to vote or direct the vote pursuant to any agreement, arrangement or understanding; or

               (3) which are beneficially owned, directly or indirectly, by any other person with which such person or any of its Affiliates or Associates has any agreement, arrangement or understanding for the purposes of acquiring, holding, voting or disposing of any shares of Voting Stock.

          (d) For the purposes of determining whether a person is an Interested Shareholder pursuant to subparagraph (b) of paragraph 3 of this Article Fifth, the number of shares of Voting Stock deemed to be outstanding shall include shares deemed owned through application of subparagraph (c) of paragraph 3 of this Article Fifth but shall not include any other shares of Voting Stock which may be issuable pursuant to any agreement, arrangement or understanding or upon exercise of conversion rights, warrants or options, or otherwise.

          (e) The term "Affiliate," used to indicate a relationship to a specified person, means a person that directly, or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with, such specified person.

          (f) The term "Associate," used to indicate a relationship with a specified person, means (A) any corporation, partnership or other organization of which such specified person is an officer or partner, (B) any trust or other estate in which such specified person has a substantial beneficial interest or as to which such specified person serves as trustee or in a similar fiduciary capacity, (C) any relative or spouse of such specified person, or any relative of such spouse, who has the same home as such specified person or who is a director or officer of the corporation or any of its parents or Subsidiaries and
(D) any person who is a director, officer or partner of such specified person or of any corporation (other than the corporation or any wholly-owned Subsidiary of the corporation), partnership or other entity which is an Affiliate of such specified person.

          (g) "Subsidiary" means any corporation of which a majority of any class of equity security is owned, directly or indirectly, by the corporation or by a Subsidiary of the corporation or by the corporation and one or more Subsidiaries; provided, however, that for the purposes of the definition of Interested Shareholder set forth in paragraph (b) of paragraph 3 of this Article Fifth the term "Subsidiary" shall mean only a corporation of which a majority of each class of equity security is owned, directly or indirectly, by the corporation.

          (h) "Disinterested Director" means any member of the Board of Directors of the corporation who was a member of the Board of Directors of the corporation on April 21, 1988, or who became a member of the Board of Directors of the corporation subsequent to that time and who is unaffiliated with, and not a nominee or representative of, an Interested Shareholder and who is recommended to succeed a Disinterested

Director by at least a majority of Disinterested Directors then on the Board of Directors. Any reference to "Disinterested Directors" shall refer to a single Disinterested Director if there be but one. Any reference under this Article Fifth to an approval, designation or determination by "a majority of the Disinterested Directors" of the Board of Directors shall mean such approval, designation or determination by not less than a majority of the Disinterested Directors then serving on the Board of Directors.

          (i) "Fair Market Value" means: (i) in the case of stock, the highest closing sale price during the 30-day period immediately preceding the date in question of a share of such stock on the Composite Tape, for New York Stock Exchange-Listed Stocks, or, if such stock is not quoted on the Composite Tape on the New York Stock Exchange, or, if such stock is not listed on such Exchange, on the principal United States securities exchange registered under the Securities Exchange Act of 1934 on which such stock is listed, or, if such stock is not listed on any such exchange, the highest closing sales price or bid quotation with respect to a share of such stock during the 30-day period preceding the date in question on the National Association of Securities Dealers, Inc. Automated Quotations Systems or any system then in use, or if no such quotations are available, the fair market value on the date in question of a share of such stock as determined by at least a majority of the Disinterested Directors in good faith, in each case with respect to any class of stock, appropriately adjusted for any dividend or distribution in shares of such stock or any stock split or reclassification of outstanding shares of such stock into a greater number of shares of such stock or any combination or reclassification of outstanding shares of such stock into a smaller number of shares of such stock; and (ii) in the case of stock of any class or series which is not traded on any United States registered securities exchange nor in the over-the-counter market or in the case of property other than cash or stock, the fair market value of such property on the date in question as determined by at least a majority of the Disinterested Directors in good faith; and such determination by the Disinterested Directors shall be conclusive and binding for all purposes of this Article Fifth.

          (j) References to "Highest Per Share Price" with respect to any class of stock, means the highest amount of consideration paid for a share of such stock (including, without limitation, any brokerage commissions, transfer taxes and soliciting dealers' fees) and shall reflect an appropriate adjustment for any dividend or distribution in shares of such stock or any stock split or reclassification of outstanding shares of such stock into a greater number of shares of such stock or any combination or reclassification of outstanding shares of such stock into a smaller number of shares of such stock.

          (k) In the event of any Business Combination in which the corporation survives, the phrase "consideration other than cash to be received" as used in subparagraphs (a) and (b) of paragraph 2 of this Article Fifth shall include the shares of Common Stock and/or the shares of any other class of outstanding Voting Stock retained by the holders of such shares.

     4. At least a majority of the Disinterested Directors of the corporation shall have the power and duty to make a good faith determination, on the basis of information known to them, of all facts necessary to determine compliance with this Article Fifth, including without limitation:

          (a) whether a person is an Interested Shareholder;

          (b) the number of shares of Voting Stock beneficially owned by any person;

          (c) whether a person is an Affiliate or Associate of another;

          (d) whether the assets which are the subject of any Business Combination, or the securities issued or transferred by the corporation or any Subsidiary in any Business Combination, have an aggregate Fair Market Value of more than ten percent (10%) of the total book value of the assets of the corporation and its consolidated subsidiaries as shown on the most recently available quarterly consolidated balance sheet of the corporation; and

          (e) whether the requirements of paragraph 2 of this Article Fifth have been met.

     Such determination by a majority of the Disinterested Directors shall be conclusive and binding for all purposes of this Article Fifth.

     5. Nothing contained in this Article Fifth shall be construed to relieve any Interested Shareholder from any fiduciary obligation imposed by law.

     6. The fact that a Business Combination complies with the provisions of
Section 2 of this Article Fifth shall not be construed to impose any fiduciary duty, obligation or responsibility on the Board of Directors, or any member thereof, to approve such Business Combination or recommend its adoption or approval to the shareholders of the corporation.

     7. In addition to any affirmative vote required by law or these Articles of Incorporation, a proposal that the provisions of this Article Fifth be altered, amended or repealed in any respect, or any provision inconsistent therewith be adopted, shall require either (i) the affirmative vote of the holders of at least eighty percent (80%) of the voting power of the then outstanding Voting Stock voting together as a single class or (ii) approval by at least a majority of the Disinterested Directors and the affirmative vote of the holders of at least fifty percent (50%) of the voting power of the then outstanding Voting Stock voting together as a single class.

         Sixth:  LIMITATION ON LIABILITY OF DIRECTORS
                    AND AUTHORITY TO INDEMNIFY AGENTS

     1. The liability of directors of the corporation for monetary damages shall be eliminated to the fullest extent permissible under California law.

     2. The corporation is authorized to provide indemnification of agents (as defined in Section 317 of the California Corporations Code) through bylaw provisions, agreements with agents, vote of shareholders or disinterested directors, or otherwise, in excess of the indemnification otherwise permitted by
Section 317 of the California Corporations Code, subject only to the applicable limits set forth in Section 204 of the California Corporations Code."

     This Certificate of Restated Articles of Incorporation does not itself alter or amend the Articles of Incorporation of the corporation in any respect and has been approved by the Board of Directors.

     IN WITNESS WHEREOF, the undersigned have executed this certificate on this 7th day of May, 1996.


                                         ALAN J. FOHRER
                                         ALAN J. FOHRER
                                    Executive Vice President,
                              Treasurer and Chief Financial Officer
                                     of Edison International


                                        BEVERLY P. RYDER
                                        BEVERLY P. RYDER
                                          Secretary of
                                      Edison International



                                   DECLARATION

     The undersigned ALAN J. FOHRER and BEVERLY P. RYDER, the Executive Vice President, Treasurer and Chief Financial Officer, and Secretary, respectively, of Edison International, each declares under penalty of perjury under the laws of the State of California that the matters set forth in the foregoing certificate are true and correct of his or her own knowledge.

     Executed at Rosemead, California on this 7th day of May, 1996.


                                           ALAN J. FOHRER
                                           ALAN J. FOHRER
                                      Executive Vice President,
                                Treasurer and Chief Financial Officer
                                       of Edison International


                                          BEVERLY P. RYDER
                                          BEVERLY P. RYDER
                                            Secretary of
                                        Edison International






                                                            EXHIBIT 3.3

                       To Holders of the Company's Bylaws:




                    Effective February 18, 1999, Article II,
                  Section 11, was amended to be consistent with
               California law which provides that proxies include
         electronic and oral telephonic authorizations by shareholders.





                                BEVERLY P. RYDER
                               Corporate Secretary












                                     BYLAWS

                                       OF

                              EDISON INTERNATIONAL

                           AS AMENDED TO AND INCLUDING

                                FEBRUARY 18, 1999

                                      INDEX

                                                                         Page
                          ARTICLE I -- PRINCIPAL OFFICE
Section  1.  Principal Office.............................................1

                           ARTICLE II -- SHAREHOLDERS
Section   1.  Meeting Locations...........................................1
Section   2.  Annual Meetings.............................................1
Section   3.  Special Meetings............................................2
Section   4.  Notice of Annual or Special Meeting.........................2
Section   5.  Quorum......................................................4
Section   6.  Adjourned Meeting and Notice Thereof........................4
Section   7.  Voting......................................................4
Section   8.  Record Date.................................................6
Section   9.  Consent of Absentees........................................7
Section  10.  Action Without Meeting......................................7
Section  11.  Proxies.....................................................8
Section  12.  Inspectors of Election......................................8

                            ARTICLE III -- DIRECTORS
Section   1.  Powers......................................................9
Section   2.  Number of Directors.........................................9
Section   3.  Election and Term of Office................................10
Section   4.  Vacancies..................................................10
Section   5.  Place of Meeting...........................................11
Section   6.  Regular Meetings...........................................11
Section   7.  Special Meetings...........................................11
Section   8.  Quorum.....................................................12
Section   9.  Participation in Meetings by Conference Telephone..........12
Section  10.  Waiver of Notice...........................................12
Section  11.  Adjournment................................................12
Section  12.  Fees and Compensation......................................13
Section  13.  Action Without Meeting.....................................13
Section  14.  Rights of Inspection.......................................13
Section  15.  Committees.................................................13

                             ARTICLE IV -- OFFICERS
Section   1.  Officers...................................................14
Section   2.  Election...................................................14
Section   3.  Eligibility of Chairman or President.......................15
Section   4.  Removal and Resignation....................................15
Section   5.  Appointment of Other Officers..............................15
Section   6.  Vacancies..................................................15
Section   7.  Salaries...................................................15
Section   8.  Furnish Security for Faithfulness..........................16
Section   9.  Chairman's Duties; Succession to
              Such Duties in Chairman's Absence or Disability............16
Section  10.  President's Duties.........................................16
Section  11.  Chief Financial Officer....................................16
Section  12.  Vice President's Duties....................................17
Section  13.  General Counsel's Duties...................................17
Section  14.  Associate General Counsel's and Assistant General
              Counsel's Duties...........................................17
Section  15.  Controller's Duties........................................17
Section  16.  Assistant Controllers' Duties..............................17
Section  17.  Treasurer's Duties.........................................17
Section  18.  Assistant Treasurers' Duties...............................18
Section  19.  Secretary's Duties.........................................18
Section  20.  Assistant Secretaries' Duties..............................19
Section  21.  Secretary Pro Tempore......................................19
Section  22.  Election of Acting Treasurer or Acting Secretary...........19
Section  23.  Performance of Duties......................................19

                          ARTICLE V -- OTHER PROVISIONS
Section   1.  Inspection of Corporate Records............................20
Section   2.  Inspection of Bylaws.......................................21
Section   3.  Contracts and Other Instruments, Loans, Notes
                      and Deposits of Funds..............................21
Section   4.  Certificates of Stock......................................22
Section   5.  Transfer Agent, Transfer Clerk and Registrar...............22
Section   6.  Representation of Shares of Other Corporations.............22

Section   7.  Stock Purchase Plans.......................................23
Section   8.  Fiscal Year and Subdivisions...............................23
Section   9.  Construction and Definitions...............................23

                          ARTICLE VI -- INDEMNIFICATION
Section   1.  Indemnification of Directors and Officers..................24
Section   2.  Indemnification of Employees and Agents....................25
Section   3.  Right of Directors and Officers to Bring Suit..............26
Section   4.  Successful Defense.........................................26
Section   5.  Non-Exclusivity of Rights..................................26
Section   6.  Insurance..................................................26
Section   7.  Expenses as a Witness......................................27
Section   8.  Indemnity Agreements.......................................27
Section   9.  Separability...............................................27
Section  10.  Effect of Repeal or Modification...........................27

                       ARTICLE VII -- EMERGENCY PROVISIONS
Section   1.  General....................................................27
Section   2.  Unavailable Directors......................................28
Section   3.  Authorized Number of Directors.............................28
Section   4.  Quorum.....................................................28
Section   5.  Creation of Emergency Committee............................28
Section   6.  Constitution of Emergency Committee........................29
Section   7.  Powers of Emergency Committee..............................29
Section   8.  Directors Becoming Available...............................29
Section   9.  Election of Board of Directors.............................29
Section  10.  Termination of Emergency Committee.........................30

                           ARTICLE VIII -- AMENDMENTS
Section   1.  Amendments.................................................30

                                     BYLAWS

             Bylaws for the regulation, except as otherwise provided
                   by statute or its Articles of Incorporation

                                       of

                              EDISON INTERNATIONAL

                           AS AMENDED TO AND INCLUDING
                                FEBRUARY 18, 1999


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

Section 4.        Notice of Annual or Special Meeting.

     Written notice of each annual or special meeting of shareholders shall be given not less than ten (or if sent by third-class mail, thirty) nor more than sixty days before the date of the meeting to each shareholder entitled to vote thereat. Such notice shall state the place, date, and hour of the meeting and
(i) in the case of a special meeting, the general nature of the business to be transacted, and no other business may be transacted, or (ii) in the case of an annual meeting, those matters which the Board, at the time of the mailing of the notice, intends to present for action by the shareholders, but, subject to the provisions of applicable law and these Bylaws, any proper matter may be presented at an annual meeting for such action. The notice of any special or annual meeting at which directors are to be elected shall include the names of nominees intended at the time of the notice to be presented by the Board for election. For any matter to be presented by a shareholder at an annual meeting held after December 31, 1993, but on or before December 31, 1999, including the nomination of any person (other than a person nominated by or at the direction of the Board) for election to the Board, written notice must be received by the Secretary of the corporation from the shareholder not less than sixty nor more than one hundred twenty days prior to the date of the annual meeting specified in these Bylaws and to which the shareholder's notice relates; provided however, that in the event the annual meeting to which the shareholder's written notice relates is to be held on a date which is more than thirty days earlier than the date of the annual meeting specified in these Bylaws, the notice from a shareholder must be received by the Secretary not later than the close of business on the tenth day following the date on which public disclosure of the date of the annual meeting was made or given to the shareholders. For any matter to be presented by a shareholder at an annual meeting held after December 31, 1999, including the nomination of any person (other than a person nominated by or at the direction of the Board) for election to the Board, written notice must be received by the Secretary of the corporation from the shareholder not more than one hundred eighty days nor less than one hundred twenty days prior to the date on which the proxy materials for the prior year's annual meeting were first released to shareholders by the corporation; provided however, that in the event the annual meeting to which the shareholder's written notice relates is to be held on a date which is more than thirty days earlier or later than the date of the annual meeting specified in these Bylaws, the notice from a shareholder must be received by the Secretary not earlier than two hundred twenty days prior to the date of the annual meeting to which the shareholder's notice relates nor later than one hundred sixty days prior to the date of such annual meeting, unless less than one hundred seventy days' prior public disclosure of the date of the meeting is made by the earliest possible quarterly report on Form 10-Q, or, if impracticable, any means reasonably calculated to inform shareholders including without limitation a report on Form 8-K, a press release or publication once in a newspaper of general circulation in the county in which the principal office is located, in which event notice by the shareholder to be timely must be received not later than the close of business on the tenth day following the date of such public disclosure. The shareholder's notice to the Secretary shall set forth (a) a brief description of each matter to be presented at the annual meeting by the shareholder; (b) the name and address, as they appear on the corporation's books, of the shareholder;
(c) the class and number of shares of the corporation which are beneficially owned by the shareholder; and (d) any material interest of the shareholder in the matters to be presented. Any shareholder who intends to nominate a candidate for election as a director shall also set forth in such a notice (i) the name, age, business address and residence address of each nominee that he or she intends to nominate at the meeting, (ii) the principal occupation or employment of each nominee, (iii) the class and number of shares of capital stock of the corporation beneficially owned by each nominee, and (iv) any other information concerning the nominee that would be required under the rules of the Securities and Exchange Commission in a proxy statement soliciting proxies for the election of the nominee. The notice shall also include a consent, signed by the shareholder's nominees, to serve as a director of the corporation if elected. Notwithstanding anything in these Bylaws to the contrary, and subject to the provisions of any applicable law, no business shall be conducted at a special or annual meeting except in accordance with the procedures set forth in this
Section 4.

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

         (iii If more than one vote, but the vote is evenly split on any particular matter, each faction may vote the securities in question proportionately.

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

     If no record date is fixed by the Board, the record date for determining shareholders entitled to notice of or to vote at a meeting of shareholders shall be at the close of business on the business day next preceding the day on which notice is given or, if notice is waived, at the close of business on the business day next preceding the day on which the meeting is held. The record date for determining shareholders for any purpose other than as set forth in this Section 8 or Section 10 of this Article shall be at the close of business on the day on which the Board adopts the resolution relating thereto, or the sixtieth day prior to the date of such other action, whichever is later.

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

Section 11.       Proxies.

     Every person entitled to vote shares has the right to do so either in person or by one or more persons, not to exceed three, designated by a proxy authorized by such shareholder or the shareholder's attorney in fact and filed with the corporation, in accordance with Cal. Corp. Code ss.178. Subject to the following sentence, any proxy duly authorized continues in full force and effect until revoked by the person authorizing it prior to the vote pursuant thereto by a writing delivered to the corporation stating that the proxy is revoked or by a subsequent proxy authorized by the person authorizing the prior proxy and presented to the meeting, or by attendance at the meeting and voting in person by the person authorizing the proxy; provided, however, that a proxy is not revoked by the death or incapacity of the maker unless, before the vote is counted, written notice of such death or incapacity is received by this corporation. No proxy shall be valid after the expiration of eleven months from the date of its authorization unless otherwise provided in the proxy.

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

     Notice by mail shall be deemed to have been given at the time a written notice is deposited in the United States mail, postage prepaid. Any other written notice shall be deemed to have been given at the time it is personally delivered to the recipient or is delivered to a common carrier for transmission, or actually transmitted by the person giving the notice by electronic means to the recipient. Oral notice shall be deemed to have been given at the time it is communicated, in person or by telephone, radio or other similar means to the recipient or to a person at the office of the recipient who the person giving the notice has reason to believe will promptly communicate it to the recipient.

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







                                                            EXHIBIT 10.21

                    RESOLUTION OF THE COMPENSATION COMMITTEE

                          OF THE BOARD OF DIRECTORS OF

                       SOUTHERN CALIFORNIA EDISON COMPANY

                            Adopted November 30, 1989

                 RE: AMENDMENT OF DISPUTE RESOLUTION PROCEDURES
                         IN NON-QUALIFIED BENEFIT PLANS

     WHEREAS, the Board of Directors ("Board") has previously adopted certain non-qualified benefit plans (the "Plans") for eligible executives and directors of the corporation, including the (a) 1981, 1987, 1988, and 1989 Deferred Compensation Plans for executives, (b) the Executive Supplemental Benefit Program, (c) the Executive Retirement Plan, (d) the 1985 Deferred Compensation Plan for executives, (e) the Retirement Plan for Directors, and (f) the 1985, 1987, 1988 and 1989 Deferred Compensation Plans for directors; and

     WHEREAS, these Plans have been adopted, among other things, to attract and retain the corporation's team of executives and directors, provide financial incentives to reinforce and recognize performance and accomplishments, and make the corporation's compensation programs for executives and directors more competitive within the electric utility industry and general industry; and

     WHEREAS, it is now deemed desirable to amend these Plans to provide dispute resolution procedures which will guarantee speedy and fair review of any claims that may arise under the Plans;

     NOW, THEREFORE, BE IT RESOLVED, that the Plans, be and they hereby are, amended as set forth in the attached "Exhibit A".

                                    EXHIBIT A

                  RE:     AMENDMENT OF DISPUTE RESOLUTION PROCEDURES

1.      1981, 1987, 1988. and 1989 Deferred Compensation Plans.
        ------------------------------------------------------

        Section 11 of each of these plans is amended to read as follows:

     "The Board (either directly or through its designees) will have power and authority to interpret, construe, and administer this Agreement; provided that, the Board's authority to interpret this Agreement shall not cause the Board's decisions in this regard to be entitled to a deferential standard of review in the event that a Participant or beneficiary seeks review of the Board's decision as described below. In addition, the Board shall have the power to prospectively modify or terminate this Agreement, provided that any such modification or termination does not result in the elimination of any rights that the Participant or beneficiary may have under this Agreement. Absent the consent of the Participant, however, the Board shall in no event have any authority to modify this section.

     "No member of the Board, nor its designee, shall be liable to any person for any action taken or omitted in connection with the interpretation and administration of this Agreement.

     "In the event of Plan amendment or termination, the benefit payable from the account balance of a retired or deceased Participant shall not be impaired, and the benefit from the account balances of other Participants shall not be less than the benefit to which each such Participant would have been entitled from his or her account balance immediately prior to such amendment or termination.

     "Because it is agreed that time will be of the essence in determining whether any payments are due to Participant or his or her beneficiary under this Agreement, a Participant or beneficiary may, if he or she desires, submit any claim for payment under this Agreement to arbitration. This right to select arbitration shall be solely that of the Participant or beneficiary and the Participant or beneficiary may decide whether or not to arbitrate in his or ber discretion. The "right to select arbitrationn is not mandatory on the Participant or beneficiary, and the Participant or beneficiary may choose in lieu thereof to bring an action in an appropriate civil court. Once an arbitration is commenced, however, it may not be discontinued without the mutual consent of both parties to the arbitration. During the lifetime of the Participant only he or she can use the arbitration procedure set forth in this section.

     "Any claim for arbitration may be submitted as follows: if Participant or beneficiary has submitted a request to be paid under this Agreement and the claim is finally denied by the

Company in whole or in part, such claim may be filed in writing with an arbitrator of Participant's or beneficiary's choice who is selected by the method described in the next three sentences. The first step of the selection shall consist of the Participant or beneficiary submitting a list of five potential arbitrators to the Company. Each of the five arbitrators must be either (1) a member of the National Academy of Arbitrators located in the State of California or (2) a retired California Superior Court or Appellate Court judge. Within one week after receipt of the list, the Company shall select one of the five arbitrators as the arbitrator for the dispute in question. If the Company fails to select an arbitrator within one week after receipt of the list, the Participant or beneficiary shall then designate one of the five arbitrators for the dispute in question.

     "The arbitration hearing shall be held within seven days (or as soon thereafter as possible) after the picking of the arbitrator. No continuance of said hearing shall be allowed without the mutual consent of Participant or beneficiary and the Company. Absence from or nonparticipation at the hearing by either party shall not prevent the issuance of an award. Hearing procedures which will expedite the hearing may be ordered at the arbitrator's discretion, and the arbitrator may close the hearing in his or her sole discretion when he or she decides he or she has heard sufficient evidence to satisfy issuance of an award.

     "The arbitrator's award shall be rendered as expeditiously as possible and in no event later than one week after the close of the hearing.

     "In the event the arbitrator finds that the Company has breached this Agreement, he or she shall order the Company to pay to Participant or beneficiary within two business days after the decision is rendered the amount then due the Participant or beneficiary, plus, notwithstanding anything to the contrary in this Agreement, an additional amount equal to 20% of the amount actually in dispute. This additional amount shall constitute an additional benefit under this Agreement. The award of the arbitrator shall be final and binding upon the parties.

     "The award may be enforced in any appropriate court as soon as possible after its rendition. The Company will be considered the prevailing party in a dispute if the arbitrator determines (1) that the Company has not breached this Agreement and (2) the claim by Participant or his or her beneficiary was not made in good faith. Otherwise, the Participant or his or her beneficiary will be considered the prevailing party. In the event that the Company is the prevailing party, the fee of the arbitrator and all necessary expenses of the hearing (excluding any attorneys' fees incurred by the Company) including stenographic reporter, if employed, shall be paid by the losing party. In the event that the Participant or his or her beneficiary is the prevailing party, the fee of the arbitrator and all necessary expenses of the hearing (including all attorneys, fees incurred by Participant or his or her beneficiary in pursuing his or her claim), including the fees of a stenographic reporter if employed, shall be paid by the Company."

2.     Executive Supplemental Benefit Program.
       --------------------------------------

     Section 7 of Part E of the Program is amended by inserting the words "Subject to Section 8 of Part E," at the beginning.

     Section 8 of Part E is amended to read identically to the amendment set forth in Section 1 of this Exhibit A, except that (1) instead of the word "Agreement" the word "Program" shall be used and (2), in lieu of paragraph three of said amendment, the following paragraph shall be substituted:

     "In the event of an amendment or termination of any Part of this Program, the benefits payable on account of a retired or deceased Participant shall not be impaired, and the benefits of other Participants shall not be less than the benefits to which each such Participant would have been entitled immediately prior to such amendment or termination of any Part (or Parts) of the Program."

3.     Executive Retirement Plan.
       -------------------------

     Section 12 of the plan is amended to read identically to the amendment set forth in Section 1 of this Exhibit A, except that (1) instead of the word "Agreement" the word "Plan" shall be used, the words "Eligible Employee" shall be used in lieu of the word "Participant," and (3), in lieu of paragraph three of said amendment, the following paragraph shall be substituted:

"In the event of Plan amendment or termination which has the effect of eliminating or reducing a benefit under the Plan, the benefit payable on account of a retired Eligible Employee or survivor or other beneficiary shall not be impaired, and the benefits of other Eligible Employees shall not be less than the benefit to which each such Eligible Employee would have been entitled if he or she had retired immediately prior to such amendment or termination."

4.      1985 Deferred Compensation Plan for Executives.
        ----------------------------------------------

     Section 10 of the plan is amended to read identically to the amendment set forth in Section 1 of this Exhibit A.

5.     Retirement Plan for Directors.
       -----------------------------

     Article V of the plan is,amended to delete the third and fourth sections thereof. New Article VI entitled "Plan Interpretation" is added to read identically to the amendment set forth in Section 1 of this Exhibit A, except that (1) instead of the word "Agreement" the word "Plan" shall be used, the words "Eligible Director" shall be used in lieu of the word

"Participant," and (3), in lieu of paragraph three of said amendment, the following paragraph shall be substituted: "In the event of Plan amendment or termination which has the effect of eliminating or reducing a benefit under the Plan, the benefit payable on account of a retired Eligible Director or survivor or other beneficiary shall not be impaired, and the benefits of other Eligible Directors shall not be less than the benefit to which each such Eligible Director would have been entitled if he or she had retired immediately prior to such amendment or termination."

6.    1995, 1987, 1988 and 1989 Deferred Compensation Plans for Directors
      -------------------------------------------------------------------

     Section 9 of each of these plans is amended to read identically to the amendment set forth in Section 1 of this Exhibit A.






                                                            EXHIBIT 10.22

EDISON INTERNATIONAL
LOGO

                                 March 10, 1997


Mr. Stephen Pazian
228 Phillippa Street
Hinsdale, IL 60521-2435

VIA Fax: (630) 325-2737

Dear Steve:

     I am pleased to offer you the position of President and Chief Executive Officer of our retail businesses, including Edison source, Select and EV. We are confident you will make a significant contribution t our company in this essential role. We are equally confident that the company will provide you with substantial challenges and opportunity.

     As we have shared with you through the business plans and conversations with various executives, the growth of our retail businesses represents an extremely important part of Edison International's overall strategic plan. We're strongly committed to making the investments in skills and physical assets that are necessary to attain a lead position for these businesses.

     Specifically, the offer of employment includes:

     1. You will have the title of President and Chief Executive Officer of retail businesses (including Edison Source, Select and EV), and you will be a member of the Chairman's Strategic Advisory Council, the small group of senior executives charged with strategy formulation for Edison International. You will report directly to me in this role.

     2. Your base salary will be $380,000 per year for the first year of employment, starting at a mutually agreed upon date.

     3. You will be eligible for a maximum annual incentive award of 120% of your annual salary (target opportunity of 60%) paid in the February following each plan year. Although 1997 will not be a full year of employment, you will receive a guaranteed bonus of $228,000 which represents a full annual target award.

     4. In the future, your annual salary, annual incentive awards, and long-term incentives will be reviewed on a regular basis at the same time and in the same manner as all other officers.

     5. You will receive an initial long-term incentive award comprised of Edison International non-qualified stock options with performance-related dividend equivalents covering 100,000 shares. A portion of this grant is intended to offset a portion of the amount that was deposited in your deferred compensation account when you were hired at Ameritech. The economic value of this grant is $570,000, based on a Black-Scholes calculation of $5.70 effective last November. An updated Black-Sholes calculation today would more realistically value these options at $700,000. For annual grant beginning in early 1998, the target total option value would be 70% of base salary. We will work with you to design a long-term incentive plan (a phantom equity plan) to take effect for the 1998 performance year, and your option grants will reflect a mix of Edison International non-qualified stock options and phantom stock options tied to the growth of these businesses.

     6. To offset the current economic value of your unvested Ameritech stock options and also a portion of the amount that was deposited by Ameritech into your deferred compensation account when you were hired, we will deposit $450,000 into your Deferred Compensation account at Edison. This money will vest at the end of five years of employment with our company.

     7. You will be able to defer up to 75% of your base salary and 100% of your bonus in our Deferred Compensation Plan. All deferrals receive a 3% company match and the current interest is 9.2%.

     8. You will be credited with one additional year of service in the Executive Retirement Plan for each year of actual service up to ten years.

     9. We will provide a term life insurance policy with a $2 million death benefit.

     10. To assist you in establishing residence within reasonable commuting distance, you will receive a full relocation and moving expense package including: (1) home marketing/home sale assistance and reimbursements, (2) home search assistance services and necessary house-hunting trips, (3) transportation of household goods and up to 90 days of temporary storage, (4) final move expenses including transportation, lodging and meals, (5) temporary living expenses not to exceed 90 days, (6) reasonable closing costs, plus discount points not to exceed 1% of the new loan amount, (7) a five-year mortgage subsidy on up to a million dollar mortgage of

          5%-4%-3%-2% interest rate reductions to substantially reduce your monthly payments (while taxable, this subsidy will be offset by the full interest rate deduction you will be entitled to, resulting in an essentially 'tax-free' benefit, (8) miscellaneous relocation allowance of $15,000, and (9) tax gross up on house hunting and temporary living expenses and reasonable home purchase closing costs.

     11. You will be provided annual with an additional ten days of paid time off until such time as your annual earned vacation reaches 20 days. This paid time off is available after vacation is exhausted and must be utilized in the calendar year provided.

     12.  A club membership will be included as an executive benefit.

     13.  You will receive a monthly car allowance of $500.

     14. To assist you with the transition of your financial planning, tax and estate planning affairs, you will receive a one-time lump sum payment of $15,000. Beginning in 1998, you will be eligible for our normal executive financial planning benefit of $5,000 annually.

     15. You will participate in all benefit programs offered to Edison employees, subject to the eligibility rules of each program. In addition, you will receive all executive benefits, including the Executive Retirement Plan, Benefit Adjustment Account, Executive Supplemental Survivor Income Continuation Plan, Executive Supplemental Short-Term Disability Plan, Estate and Financial Planning Program, and other executive perquisites as described.

     16. If you are involuntarily terminated within the first three years of your employment, except for cause, you will receive an amount equal to the remaining salary that would have otherwise been payable to you for the balance of the three year period, with a minimum payout of one year's base salary. Thereafter, you will be entitled to a severance payment equal to one year of base salary if you are involuntarily terminated (except for cause) at some future date. In addition, if service is terminated involuntarily (except for cause): (a) both the initial stock options that have been granted to you as described above (in paragraph 5) and the one-time deposit into your Deferred Compensation account as described above (in paragraph 6) will vest immediately upon termination; and (b) the additional "service credit years" that have been earned to date will count under the Executive Retirement Plan in determining whether you have necessary five years of service to be eligible to receive retirement benefits.

     This offer is contingent upon completion of a physical/drug screen examination by a qualified medical facility and completion of a background verification. This offer is subject to final approval by the Edison International Board of Directors.

     I am personally delighted to have the opportunity to work closely with you, Steve, and I look forward to our future together. Please feel free to call me at the office (818-302-2265) or my home (818-577-5495) to discuss this futher. I will expect your call on the weekend to hear your reaction to this offer.

                                   Sincerely,



                                   John E. Bryson
                                   --------------------------------
                                   John E. Bryson


         Acknowledgment and Acceptance of the Terms of this Offer:


         Accepted:
                             -----------------------
                             Stephen Pazian

         Date:               _______________________





                                                       EXHIBIT 10.23

                              RETIREMENT AGREEMENT



This Retirement Agreement ("Agreement"), is entered into by and between Richard
K. Bushey ("RKB") an individual, and Edison International ("EI"), a corporation.

In consideration of the covenants undertaken and the releases contained in this Agreement and of RKB's more than 35 years of valued service, RKB on the one hand, and EI on the other hand, agree as follows:

1. RKB will irrevocably resign as an officer of EI and Southern California Edison ("SCE") effective December 31, 1998, by executing a letter substantially in the form attached hereto as Exhibit A and incorporated herein by reference. RKB will irrevocably retire from employment with EI and SCE effective on the later of (a) April 1, 1999, or (b) the date when an amendment providing for a lump sum payment option from the SCE Qualified Retirement Plan (the "Qualified Plan") becomes effective. The date of RKB's retirement as an employee of EI and SCE shall be referred to in this Agreement as the "Effective Date". RKB will continue as an employee of EI and SCE at no less than his current salary until the Effective Date and agrees to provide services to EI and SCE, or to others on behalf of EI or SCE, as mutually agreed upon by RKB and EI's Chief Financial Officer from January 1, 1999, to the Effective Date.

2. RKB will be entitled to severance benefits equal to RKB's final annual salary which will be credited to RKB's account under the Edison International Executive Deferred Compensation Plan (the "Executive DCP") as of the Effective Date.

3. Notwithstanding his resignation as an officer, RKB shall be considered an SCE vice president-level executive for all executive benefit plan purposes during the remainder of his employment, and upon his retirement, he shall be entitled to benefits under such plans on the same basis as any SCE vice president retiring in 1999. RKB and his dependents will be entitled to health care benefits on the same basis as other active SCE executives retiring in 1999.

4. RKB will be eligible for bonus award consideration under the Executive Incentive Plan for 1998 and for the portion of 1999 that he works in accordance with the terms of the plan.

5. RKB has Edison International nonqualified stock options outstanding under the Equity Compensation Plan or predecessor plans. Notwithstanding any terms in the option agreements to the contrary, and subject to approval of the EI Compensation and Executive Personnel Committee ("CEP Committee"), all of RKB's outstanding unvested options will vest on the Effective Date and be exercisable for the full original terms of the agreements granting such options.

6. RKB will receive retirement benefits under the Qualified Plan and the SCE Executive Retirement Plan ("ERP"). With respect to RKB's benefits under the Qualified Plan and the ERP, the parties understand and agree as follows:

     a. RKB will receive, at his option, either a joint and survivor life annuity or a lump sum payment under the Qualified Plan. The monthly pension benefit payment available to RKB under the Qualified Plan determined in accordance with plan practice assuming an April 1, 1999 Effective Date, is estimated to be approximately $6,609; the actuarially determined lump sum payment equivalent to the joint and survivor annuity is estimated to be approximately $885,000 based on current interest rates. The lump sum amount that will be available to RKB on the Effective Date will be based on the interest rate, determined in accordance with plan practice, used for discounting purposes that is in effect on the Effective Date.

     b. RKB has elected the 120-month benefit payment option under the ERP. The monthly benefit payments to RKB under the ERP will commence one month after the Effective Date and will be payable for 120 months. The initial monthly payment will be approximately $6,975 assuming an April 1, 1999 Effective Date. In accordance with plan practice, interest will be credited annually at the end of each calendar year and the monthly payment for the following year will be recomputed to reflect the credited interest.

     c. Benefits under the Qualified Plan will continue for RKB's lifetime, and upon his death, his eligible surviving spouse will commence receiving a 50% survivor annuity payable under the terms of the Qualified Plan for the balance of her life, unless RKB elects a lump sum payment option for the Qualified Plan benefit, in which event RKB shall be ineligible for the lifetime annuity and his surviving spouse will not be eligible for a survivor annuity.

     d. Based upon RKB's projected accrued sick leave, the total unused sick leave allowance payable under the Qualified Plan and/or the ERP is estimated to be $93,000. This amount is subject to change depending upon sick leave usage prior to the Effective Date.

     e. The maximum benefits payable under the Qualified Plan are subject to IRS limitations. Because of these limitations, the portions of the retirement benefits payable from the Qualified Plan and the ERP may vary from the amounts shown in this Paragraph 6; however, the total of the retirement benefits payable under the Qualified Plan and the ERP will remain approximately as estimated.

7. Subject to approval of the CEP Committee of RKB's request to defer commencement of payments from the EI Executive Deferred Compensation Plan, the 1981A Deferred Compensation Plan and the 1985 Deferred Compensation Plan, payments will commence on May 1, 2000. Interest will be credited to RKB's Plan accounts at the rate of 8.16% per annum from the Effective Date to April 30, 2000. Thereafter, interest will be credited at the rates and subject to the terms and conditions of the respective plans.

8. EI will credit to RKB's Executive DCP account the sum of $100,000 on the Effective Date, and will pay to RKB an additional $100,000 one year later, and an additional $100,000 two years later, as retainer fees for RKB to remain available as a consultant for a period of 36 months commencing on the Effective Date to provide upon request by the EI Chief Financial Officer, or his delegate, information and assistance to EI or its affiliates with respect to any matters handled by RKB or with which he became familiar while he was employed by EI and SCE. RKB will receive no additional hourly or other compensation for performing these consulting services, but EI will reimburse RKB for any expenses incurred in connection with the providing of such information and assistance as a consultant. EI agrees that it will give RKB reasonable prior notice of its need for his assistance or provision of information, which shall be no more than 39 hours per month, set all meetings at reasonable times convenient to RKB's schedule. RKB and EI agrees that it shallshall submit written statements accounting for his expenses on a monthly basis, and EI will reimburse RKB for these expenses within two weeks after each submittal.

9. On the Effective Date RKB will become the owner at no cost to RKB of the personal computer and related equipment, the facsimile machine and selected furniture and office decorations that EI provided for his use as identified on the schedule attached hereto as Exhibit B and selected by RKB. The values of such items are taxable income to RKB and subject to applicable withholding of taxes pursuant to Paragraph 13 of this Agreement.

10. For the 36-month period immediately following the Effective Date, RKB will not engage in any activity which is directly competitive with EI or any of its affiliates, or serve on the Board of Directors of any corporation engaged in any such business, or render services to any organization or individual in connection with any matter in which the position of such organization or individual is known to RKB to be adverse to the position of EI, or any affiliate of EI, except with the written consent of the Chief Executive Officer or General Counsel of EI.

11. RKB acknowledges that he is in possession of confidential trade secret and business information not publicly available concerning EI and its affiliates. RKB specifically agrees that he will not at any time, in any fashion, form, or manner use or divulge, disclose or communicate to any person, firm, or corporation, in any manner whatsoever, any confidential information concerning any matters affecting or relating to the business of EI and any of its affiliates.

12. RKB and EI expressly agree that, except to the extent this Agreement imposes obligations upon the parties, this Agreement will never, at any time, for any purpose whatsoever, be considered as an admission of liability or responsibility of the parties or any of them. Moreover, neither this Agreement nor anything in this Agreement will be construed to be nor will be admissible in any proceeding as evidence of or an admission by EI or any of its affiliates of any violation of its or their policies or procedures, or of state or federal laws or regulations. This Agreement may be introduced, however, in any proceeding to enforce the terms of this Agreement. Such introduction must be pursuant to an order protecting the confidentiality of this Agreement.

13. EI may withhold from any compensation or benefits payable under this Agreement all federal, state and other taxes as may be required pursuant to any law or governmental regulation or ruling. RKB agrees that he will be exclusively liable for the payment of all federal and state taxes that may be due from him as the result of the consideration received from EI herein.

14. If RKB has a right as a former employee and retiree to receive other plan benefits not specifically addressed herein (by way of example and not by way of limitation, benefits under the Stock Savings Plus Plan and other executive retirement and post-retirement survivor benefits), RKB and his beneficiaries will continue to have the right to such other benefits in accordance with the terms of the respective plans.

15. This Agreement will be administered by EI, which will have the general responsibility of reasonably interpreting this Agreement. Any controversy or claim arising out of or relating to this Agreement or breach or alleged breach of this Agreement, or to enforce or interpret this Agreement, which cannot be resolved by the parties will be settled by arbitration to be held in the County of Los Angeles in accordance with the Rules of the American Arbitration Association, and judgment upon the award rendered by the arbitrator(s) may be entered in any court having jurisdiction thereof. The parties will equally divide the arbitrators' fees. The prevailing party will be entitled to recover against the other party reasonable attorney's fees, expenses and costs incurred in connection with such proceedings including his or its one-half share of the arbitrators' fees.

16. This Agreement will be binding upon any successor in interest of EI. Neither this Agreement nor any right or interest hereunder will be assignable by RKB without EI's prior written consent. Nothing herein will restrict RKB's right to designate beneficiaries under any of the plans in which he is a participant, provided such designations are not prohibited by the applicable plan documents and are otherwise lawful, or to transfer rights to income to any trust or other entity which he may establish for estate planning purposes. Except as required by law, no right to receive payments under this Agreement will be subject to anticipation, commutation, alienation, sale, assignment, encumbrance, charge, pledge, or hypothecation or to execution, attachment, levy, or similar process or assignment by operation of law, and any attempt to effect such action will be null, void and of no effect.

17. No provision of this Agreement may be amended, modified, or waived except by written agreement signed by the parties hereto.

18. RKB acknowledges and understands that the confidentiality of this Agreement is of the utmost concern to EI and that this Agreement would not have been entered into by EI without his promise to keep such matter confidential. Accordingly, RKB agrees that, except to the extent disclosure is required by law or formal government demand, he will keep the terms and conditions of this Agreement and the Agreement document itself confidential and he will not disclose them to any other person, other than his wife, immediate family members, legal advisors and/or other professional advisors, who will also be advised of its confidentiality and who will agree to be bound by this confidentiality agreement.

19. RKB acknowledges and understands that EI would not enter into this Agreement without it serving as the means to compromise, resolve, settle, and terminate any dispute or claim that may exist between them with respect to RKB's employment with EI and SCE and his retirement therefrom. RKB and EI therefore agree that all of the payments, benefits and rights accruing to RKB from EI pursuant to the terms of this Agreement are hereby made expressly contingent upon RKB's delivery to EI of a fully executed and valid release in the form attached as Exhibit C (the "Release") no earlier than 30 days, nor later than 7 days, prior to the Effective Date.

20. This Agreement will be deemed to have been entered into in the State of California and all questions concerning its validity, interpretation or performance of any of its terms or provisions, or of any rights or obligations of the parties hereto, will be governed and resolved in accordance with the laws of the State of California. Furthermore, no provision of this Agreement is to be interpreted for or against either party because that party, or his legal representative, drafted such provision.

21. RKB represents and agrees that he has carefully read and understands this Agreement, and agrees that neither EI nor any officer, agent, or employee of EI or any of its affiliates has made any representations other than those contained herein. EI agrees that neither RKB nor any of his representatives has made any representations other than those contained herein. Further, RKB and EI expressly agree that they have entered into this Agreement freely and voluntarily and without pressure or coercion from the other or from their respective officers, agents, employees, or anyone else acting on their behalf. RKB further expressly agrees that prior to the execution of this Agreement, he was advised to seek independent legal advice concerning the terms, conditions and effect of this Agreement.

22. RKB and EI represent and agree that this Agreement and the Release contain the entire agreement and understanding between the parties hereto concerning RKB's employment with and retirement from EI and SCE, and other subject matters addressed herein. RKB and EI further represent and agree that the Agreement and Release supersede and replace all prior negotiations and agreements, proposed or otherwise, whether written or oral, concerning the subject matter hereof and that the Agreement and Release constitute an integrated agreement, the terms of which are contractual in nature and not a mere recital.

23. If any provision of this Agreement or the application thereof is held invalid, the invalidity will not affect the other provisions or applications, and to this extent, the provisions of this Agreement are declared to be severable.

24. This Agreement may be executed in counterparts, and each counterpart, when executed, will have the efficacy of a signed original. Photographic copies of such signed counterparts may be used in lieu of the original for any purpose.


IN WITNESS WHEREOF, RKB and EI have executed this Agreement on the dates opposite their signatures.


I declare under penalty of perjury under the laws of the State of California that I have carefully read the foregoing Agreement and know and fully understand the terms and content thereof and I accept and agree to the provisions it contains and hereby execute it voluntarily and as my own free act with full understanding of its consequences.


Dated:  September 15, 1998, at                     Richard K. Bushey
                                             -----------------------------
          Arcadia, California                      Richard K. Bushey

I warrant and represent that I have the authority to execute this Agreement on behalf of EI.

EDISON INTERNATIONAL


Dated: October 5, 1998 at                           Alan J. Fohrer
                                             ----------------------------
       Rosemead, California                         Alan J. Fohrer
                                            Its: Executive Vice President
                                              & Chief Financial Officer

                               SPOUSE'S STATEMENT

I have carefully read the foregoing Agreement and I know and fully understand the terms and content thereof. I understand that California is a community property state, and to the extent I now or in the future may have any right, title or interest in anything released, bargained for, received, or agreed to in the Agreement, I hereby expressly agree to be completely bound by all provisions of the Agreement. I have signed this statement as my own free act.


Dated: September 15, 1998                              Janeil D. Bushey
                                               -------------------------------
       Arcadia, California                             Janeil D. Bushey

WITNESSED BY:


Dated: September 15, 1998                             Karen M. Whitehill
                                              ---------------------------------
                                                      Karen M. Whitehill

                                    EXHIBIT A

                               RICHARD K. BUSHEY
                            1030 Don Alvarado Drive
                           Arcadia, California 91006


                               February 18, 1999

Edison International
2244 Walnut Grove Avenue
Rosemead, California 91770

ATTENTION:  Corporate Secretary

Ladies and Gentlemen:

This is to advise you that effective March 1, 1999, I hereby irrevocably and voluntartily elect to resign as controller of Edison International ("EI"), and Southern California Edison Company ("SCE") and that effective April 1, 1999, I hereby irrevocably and voluntarily elect to resign as vice president of EI and SCE and from other officer and/or director positions held with other affiliates of EI and SCE. I am also electing to retire as an employee of EI and SCE effective April 2, 1999. Subsequent to my retirement as an employee of EI and SCE, I will not seek reemployment with EI, SCE or any of its other affiliates.

With your agreement and acceptance below, this letter will serve to supersede and (1) amend the effective dates of my retirement and resignation as set forth in the Retirement Agreement ("Agreement") which I executed on September 15, 1998, and Alan J. Fohrer executed on behalf of EI on October 5, 1998, and (2) further amend such effective dates as set forth in a letter dated December 19, 1998, which amended the Agreement.

Please return one signed copy of this letter to me for my files.

                                        Sincerely,


                                        Richard K. Bushey
                                        -----------------
                                        Richard K. Bushey
                                        SSN ###-##-####

AGREED TO AND ACCEPTED:

EDISON INTERNATIONAL


By:  Beverly P. Ryder         Date: March 1, 1999
     ----------------
     Beverly P. Ryder

Its: Corporate Secretary

                                    EXHIBIT B

Description of Computer Equipment, Facsimile and Office Furnishings Available to RKB at No Cost


1.       Computer Equipment:

         Dell Notebook
         Dell Docking Station
         Monitor, Speakers and Headphones
         Keyboard
         Mouse
         HP Printer
         Printer Table

2.       Facsimile:
         Brothers Model 6550MC

3.       Office Furnishings:
         Desk Unit
         Sofa, Wing Chair, Coffee Table, End Table, Chow Table
         Desk Chair
         Side Chairs (4)
         Pictures (3)
         Desk Pad, Pen Set, Memo Pad Holders, Water Carafe, Clock
         Lamps (2)

                                     RELEASE



Richard K. Bushey ("RKB") and Edison International ("EI"), have entered into a retirement agreement ("Retirement Agreement") whereby RKB has agreed to irrevocably retire from employment with EI and Southern California Edison ("SCE") effective on the later of (a) April 1, 1999, or (b) the date when an amendment providing for a lump sum payment option from the SCE Qualified Retirement Plan becomes effective. As part of RKB's consideration under the Retirement Agreement, and as a condition precedent to the additional payments and benefits he will be entitled to receive pursuant to the Retirement Agreement, RKB promised to deliver this executed Release to EI no sooner than 30 days nor later than 7 days prior to the effective date of the Retirement Agreement. Now, therefore, RKB agrees as follows:

1. Except for obligations granted by or arising out of the Retirement Agreement, and any applicable retirement, deferred compensation, stock option, or welfare benefit plan, RKB, on his own behalf, and on the behalf of his descendants, dependents, heirs, executors, administrators, assigns and successors, as such, does hereby covenant not to sue and acknowledges complete satisfaction of and hereby releases, absolves and discharges EI, and its successors, assigns, subsidiaries, divisions and affiliated corporations, past and present (including without limitation SCE and its affiliates), and their trustees, directors, officers, shareholders, agents, attorneys, insurers, and employees, past and present, and each of them, as such (hereinafter in this Release collectively referred to as "EI Releasees") with respect to and from any and all claims, demands, liens, agreements, contracts, covenants, actions, suits, causes of action, wages, obligations, debts, expenses, attorney's fees, damages, judgments, orders and liabilities of whatever kind or nature in law, equity or otherwise, without any exception whatsoever, and any and all claims, demands, agreements, obligations, and causes of action, known or unknown, suspected or unsuspected, by RKB arising out of or in any way concerning the events and/or circumstances surrounding his employment with EI and SCE or separation and retirement therefrom.

2. RKB understands and expressly agrees that the release given by him in Paragraph 1, above, without any exception whatsoever, extends to all claims, injuries, damages or losses to his person and property, whether known, unknown, foreseen, patent or latent, which he may have against the EI Releasees or any of them. RKB specifically and expressly waives all his rights under SECTION 1542 of the CALIFORNIA CIVIL CODE which provides as follows:

     "A GENERAL RELEASE DOES NOT EXTEND TO CLAIMS WHICH THE CREDITOR DOES NOT KNOW OR SUSPECT TO EXIST IN HIS FAVOR AT THE TIME OF EXECUTING THE RELEASE, WHICH IF KNOWN BY HIM MUST HAVE MATERIALLY AFFECTED HIS SETTLEMENT WITH THE DEBTOR."

3. RKB expressly acknowledges and agrees that by entering into this Release, he is waiving any and all rights or claims that he may have arising from the Age Discrimination in Employment Act of 1967, as amended, which have arisen on or before the date of execution of this Release. RKB further acknowledges and agrees that:

     o In return for executing this Release, he will receive compensation beyond that which he was already entitled to receive before entering into this Release;

     o He is hereby advised in writing to consult with an attorney before signing this Release;

     o He was given a copy of this Release on February 5, 1999, and informed that he has 21 days within which to consider the release and voluntarily executed this Release before expiration of that 21-day period; and

     o He was informed that he has seven days following the date of execution of this Release in which to revoke it.

IN WITNESS WHEREOF, RKB has executed this Release on the date opposite his signature.

I declare under penalty of perjury under the laws of the State of California that I have carefully read the foregoing Release and know and fully understand the terms and content thereof and I accept and agree to the provisions it contains and hereby execute it voluntarily and as my own free act with full understanding of its consequences.


Dated: February 23, 1999, at                            Richard K. Bushey
Rosemead, California                             ------------------------------
                                                        Richard K. Bushey

                                                            EXHIBIT 11




                              Edison International

           Computation of Primary and Fully Diluted Earnings per Share
                                   (Unaudited)

                                                   Year Ended December 31,
                                    --------------------------------------------
                                            1998          1997         1996
                                    --------------------------------------------
                                        (in thousands, except per share amounts)

Consolidated net income                 $  668,163   $  699,856    $  716,748
Primary weighted average shares            359,205      400,396       437,335
Fully diluted weighted average shares      363,685      404,808       439,299
Primary earnings per share                    1.86         1.75          1.64
Fully diluted earnings per share              1.84         1.73          1.63






                                                            EXHIBIT 12

                              EDISON INTERNATIONAL

               COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES

                             (Thousands of Dollars)

                                                                           YEAR ENDED DECEMBER 31,
                                              --------------------------------------------------------------------------------
                                                  1993         1994        1995          1996          1997          1998
                                              -----------  -----------  -----------  ------------  ------------  -------------


EARNINGS BEFORE INCOME TAXES
  AND FIXED CHARGES:

Income before interest expense (1)            $1,203,577   $1,282,776   $1,346,636   $ 1,399,650   $ 1,450,957    $ 1,416,332
Add:
  Taxes on income (2)                            353,706      444,635      491,477       505,785       498,729        461,711
  Rentals (3)                                      3,463        3,512        4,018         3,269         2,639          2,208
  Allocable portion of interest
      on long-term contracts for
      the purchase of power (4)                    1,890        1,870        1,848         1,824         1,797          1,767
  Spent nuclear fuel interest (7)                    487           68
                                                                                 -             -             -              -
  Interest on partnership
      indebtedness (5)                            41,091       30,591       34,681        31,356        34,938         36,019
  Amortization of previously capitalized
      fixed charges                                6,760        3,414        2,417         2,232         7,025          7,246
                                              -----------  -----------  -----------  ------------  ------------  -------------

Total earnings before income
  taxes and fixed charges (A)                 $1,610,974   $1,766,866   $1,881,077     $1,944,116   $1,996,085    $1,925,283
                                              ==========   ==========   ==========     ==========   ==========    ==========




FIXED CHARGES:
  Interest and amortization                   $  523,808    $ 561,265    $ 560,641     $ 635,407     $ 708,446     $  710,388
  Rentals (3)                                      3,463        3,512        4,018         3,269         2,639          2,208
  Capitalized interest (6)                        73,808       48,996       59,885        57,803        14,937         19,219
  Allocable portion of interest on
      long-term contracts for
      the purchase of power (4)                    1,890        1,870        1,848         1,824         1,797          1,767
  Spent nuclear fuel interest (7)                    487           68
                                                                                 -             -             -              -
  Interest on partnership
      indebtedness (5)                            41,091       30,591       34,681        31,356        34,938         36,019
  Subsidiary preferred and preference stock
      dividend requirements - pre-tax basis       63,261       67,480       78,017        81,011        73,052         63,888
                                              -----------  -----------  -----------  ------------  ------------  -------------
Total fixed charges (B)                        $ 707,808    $ 713,782    $ 739,090     $ 810,670     $ 835,809     $  833,489
                                              ===========  ===========  ===========  ============  ============  =============


RATIO OF EARNINGS TO
  FIXED CHARGES (A) / (B):                          2.28         2.48         2.55          2.40          2.39           2.31
                                              ===========  ===========  ===========  ============  ============  =============




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






                                                            EXHIBIT 13

                     Edison International and Subsidiaries

                      Management's Discussion and Analysis
                of Results of Operations and Financial Condition

     Results of Operations

     Earnings

     Edison International's 1998 basic earnings per share were $1.86, compared with $1.75 in 1997 and $1.64 in 1996. Southern California Edison (SCE) earned $1.37 in 1998, compared with $1.44 in 1997 and $1.42 in 1996. Edison Mission Energy (EME), Edison Capital and Mission Land Company had combined earnings of 66cents in 1998, up from 44cents in 1997 and 27cents in 1996. Edison International's earnings included special charges of 7cents in 1996 (a 4cents net charge at SCE for workforce management costs and reserves, and a 3cents charge at Mission Land for real estate reserves). Edison Enterprises (Edison Source, Edison Select and Edison Utility Services) and the Edison International parent company had combined net expenses of 17cents in 1998, compared with 13cents in 1997 and 5cents in 1996.

     Edison International initiated a share repurchase program in 1995 to increase shareholder value. Its board of directors has authorized repurchases of up to $2.8 billion in outstanding shares. In 1998, over 25 million shares were repurchased for approximately $724 million. From the inception of the program through year-end 1998, Edison International has repurchased over 97 million shares for approximately $2.3 billion.

     1998 vs. 1997

     SCE's 1998 earnings of $1.37 per share were 7cents lower than 1997. The decrease was mainly due to reduced authorized returns on generating assets and a lower earning asset base, partially offset by superior operating performance at the San Onofre Nuclear Generating Station. The lower earning asset base was mainly the result of the accelerated recovery of investments and divestiture of gas- and oil-fueled generation assets. EME and Edison Capital had combined earnings of 66cents in 1998, up 22cents over 1997. EME contributed $132 million to earnings in 1998, compared with $115 million in 1997, an increase of 15%. The increase was primarily due to the improved performance of energy projects, lower net interest costs and the one-time effect of a write-off of deferred financing costs at Loy Yang B in 1997, partially offset by an effective tax rate change in 1997. Edison Capital contributed a record $105 million to earnings in 1998, up 73% over the prior-year earnings of $61 million. Edison Capital's earnings benefited substantially from increased investments in cross-border lease transactions in the Netherlands, South Australia and South Africa, affordable housing, and infrastructure projects. Edison Capital and EME together contributed 35% of Edison International's total earnings, up from 25% in 1997. Start-up and acquisition-related costs at Edison Enterprises continued to negatively impact earnings in 1998.

     The reduced number of outstanding shares benefited Edison International's earnings per share by 19cents in 1998, when compared with 1997.

     1997 vs. 1996

     SCE's 1997 earnings of $1.44 per share were 2cents lower than 1996 (excluding 1996 special charges noted above). The decrease was mainly due to lower earnings from an extended refueling outage at San Onofre. The decline was almost completely offset by higher sales, lower non-nuclear operating expenses and the effect of Edison International's share repurchase program. EME and Edison Capital had combined earnings of 44cents in 1997, up 14cents over 1996. The increase was primarily due to higher earnings from EME's foreign projects, partially due to lower tax rates, as well as an increase from Edison Capital's earnings from two cross-border lease transactions and a record high level of affordable housing investments in service. Continued start-up expenses at Edison Enterprises, combined with interest expense at the Edison International parent company, were 8cents per share more in 1997 than 1996.

     The reduced number of outstanding shares benefited Edison International's earnings per share by 15cents in 1997, when compared with 1996.

     Operating Revenue

     Since April 1, 1998, SCE has been required to sell all of its generated power to the power exchange (PX). For more details, see Competitive Environment. Excluding the sales to the PX, electric utility revenue decreased 6% from 1997. The decrease reflects lower average residential rates (mandated by legislation enacted in September 1996), partially offset by an increase in other electric revenue resulting from maintenance work SCE is providing for the new owners of the divested gas- and oil-fueled plants, as required by the restructuring legislation. Electric utility revenue increased 5% in 1997 over 1996, due to an increase in sales volume and customer refunds in 1996. There were no comparable refunds in 1997. The increase in volume is mainly attributable to the overall increase in retail sales among residential and commercial customers due to unusually warm weather during the third quarter of 1997. In 1998, over 99% of electric utility revenue (excluding sales to the PX) was from retail sales. Retail rates are regulated by the California Public Utilities Commission (CPUC) and wholesale rates are regulated by the Federal Energy Regulatory Commission
(FERC).

     Due to warmer weather during the summer months, electric utility revenue (excluding sales to the PX) during the third quarter of each year is significantly higher than the other quarters.

     The changes in electric utility revenue (excluding sales to the PX) resulted from:

    In millions      Year ended December 31      1998      1997      1996
    -----------      ----------------------      ----      ----      ----
    Electric utility revenue
         Rate changes (including refunds)       $(527)    $  173    $ (522)
         Sales volume changes                     (44)       193       206
         Other                                    117          4        26
                                                -----     ------    ------
    Total                                       $(454)    $  370    $ (290)
                                                =====     ======    ======

     Legislation enacted in September 1996 provided for, among other things, a 10% rate reduction (financed through the issuance of rate reduction notes) for residential and small commercial customers in 1998 and other rates to remain frozen at June 1996 levels (system average of 10.1cents per kilowatt-hour). See discussion in Competitive Environment.

     Revenue from diversified operations increased 6% in 1998, primarily due to increased revenue at Edison Capital, related to its cross-border lease transactions and increased revenue at Edison Source. Revenue from diversified operations increased 33% in 1997, mostly due to the start-up of EME's Loy Yang B Unit 2 and Kwinana projects. These facilities began commercial operations during late 1996. In addition, revenue from diversified operations increased, due to higher energy sales from EME's First Hydro project combined with substantial increases at Edison Capital from its cross-border lease investments and Mission Land from the sale of $63 million in real estate during the second quarter of 1997.

     Operating Expenses

     Fuel expense decreased 53% in 1998, primarily due to the sale of SCE's gas- and oil-fueled generation plants, as well as significantly lower gas prices at SCE in the first quarter of 1998. EME also had decreased fuel expense in 1998 mainly due to the new fuel supply agreement entered into by Loy Yang B in May 1997. Fuel expense increased 40% in 1997 over 1996. The increase was due to a $174 million gas contract termination payment at SCE during the third quarter of 1997, combined with higher gas prices and the extended refueling outages at San Onofre. San Onofre Unit 2 was shut down during the entire first quarter of 1997, Unit 3 was shut down 80 days of the second quarter and both units had a combined outage time of 30 days during the third quarter, which resulted in an overall increase in gas-powered generation for 1997. There were no comparable outages in 1996. EME's fuel expense also increased in 1997 due to the start-up of the Kwinana project in the fourth quarter of 1996 and higher pumping costs at the First Hydro project (a pumped-storage facility which pumps water at night for storage in reservoirs and then allows it to flow back to generate electricity when it is needed during the day) due to increased generation and higher prices.

     Since April 1, 1998, SCE has been required to purchase all of its power from the PX for distribution to its retail customers. SCE is continuing to purchase power from certain nonutility generators (known as qualifying facilities) and under existing inter-utility contracts. This purchased power is sold to the PX. Excluding the power purchased from the PX, purchased-power expense decreased slightly in 1998, while increasing slightly in 1997. SCE is required under federal law to purchase power from certain qualifying facilities even though energy prices under these contracts are generally higher than other sources. In 1998, SCE paid about $1.5 billion (including energy and capacity payments) more for these power purchases than the cost of power available from other sources. The CPUC has mandated the prices for these contracts.

     Provisions for regulatory adjustment clauses decreased in 1998, mainly due to the rate-making treatment of the rate reduction notes. This rate-making treatment has allowed for the deferral of the collection of a portion of the transition-related revenue, from a four-year period to a 10-year period. This decrease was almost completely offset by overcollections resulting from the gain on sales of the gas- and oil-fueled generation plants during 1998 and other transition costs, as well as overcollections related to the administration of public-purpose funds. The provisions for regulatory adjustment clauses decreased substantially in 1997, due to undercollections in the energy cost balancing account as actual energy costs (including the gas termination payment discussed above) exceeded CPUC-authorized fuel and purchased-power cost estimates. In addition, there were undercollections associated with SCE's direct access activities (see discussion in Competitive Environment), research and development activities, and San Onfore. These undercollections were offset by overcollections related to actual base-rate revenue from kilowatt-hour sales exceeding CPUC-authorized estimates and the final settlement of SCE' s Canadian supply and transportation contracts.

     Other operating expenses increased 19% in 1998, primarily due to must-run reliability services, direct access activities, and PX and independent system operator (ISO) costs incurred by SCE, as well as higher expenses at Edison Source. Also, storm damage expense resulting from the harsh winter in 1998 contributed to the increase at SCE. Other operating expenses increased 15% in 1997 when compared with 1996, primarily due to start-up expenses at Edison Enterprises and increased administrative costs at EME, Edison Capital and Mission Land.

     Maintenance expense increased 23% in 1997, due to higher maintenance costs at SCE's transmission and distribution operating facilities, and the scheduled refueling outages at the San Onofre units.

     Depreciation, decommissioning and amortization expense increased 22% in 1998, primarily due to the further acceleration of recovery of San Onofre Units 2 and 3 and the Palo Verde Nuclear Generating Station units, accelerated recovery of the gas- and oil-fueled generation plants, and the amortization of the loss on plant sales. The amortization of the loss on plant sales, as well as the accelerated recoveries implemented in 1998 are part of the competition transition charge (CTC) mechanism. Depreciation, decommissioning and amortization expense increased 16% in 1997, mainly due to increases in plant assets and the accelerated recovery of the Palo Verde units, effective January 1997.

     Income taxes decreased 15% in 1998, primarily due to lower pre-tax income at SCE, as well as additional amortization at SCE related to the CTC mechanism, partially offset by higher pre-tax income at Edison Capital related to its increased investments in cross-border lease transactions, affordable housing, and infrastructure projects.

     Property and other taxes decreased 32% in 1997, due to a reclassification of SCE's payroll taxes to operation and maintenance expense.

     Gain on sale of utility plant represents the net result from the sale of SCE's 12 gas- and oil-fueled generation plants in 1998. Gains on sales of the gas- and oil-fueled plants were used to reduce stranded costs. Losses on sales will be recovered from customers over the transition period.

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

     Interest and dividend income increased 27% in 1998, reflecting higher investment balances due to the sale of SCE's gas- and oil-fueled generation plants, as well as increases in interest earned on higher balancing account undercollections. In 1997, interest and dividend income increased 35% due to increases in interest earned on SCE's balancing accounts and increases in dividend income from SCE's equity investments.

     Minority interest decreased in 1998 and in 1997, due to EME' s May 1997 acquisition of the remaining 49% ownership interest in the Loy Yang B project.

     Other nonoperating income increased 39% in 1998, when compared to 1997. The increase reflects the additional accruals in 1997 at SCE for regulatory matters. These accruals caused a substantial decrease in other nonoperating income in 1997, when compared to 1996.

     Interest and Other Expenses

     Interest on long-term debt increased 12% in 1998, mainly due to an increase at SCE related to the issuance of the rate reduction notes in December 1997. In 1997, interest on long-term debt decreased due to the early retirement of $400 million of first and refunding mortgage bonds in July 1997, partially offset by the additional interest expense associated with the rate reduction notes issued in December 1997. Interest on the rate reduction notes was $148 million in 1998 and $9 million in 1997.

     Other interest expense decreased substantially in 1998, mostly due to lower overall short-term debt balances, particularly short-term debt at SCE used to finance fuel inventories and at the Edison International parent company level. SCE's fuel inventories are no longer needed because of the divestiture of the gas- and oil-fueled plants. Other interest expense increased substantially in 1997, due to higher levels of short-term debt used to retire first and refunding mortgage bonds.

     Financial Condition

     Edison International's liquidity is primarily affected by debt maturities, dividend payments, capital expenditures, and investments in partnerships and unconsolidated subsidiaries. Capital resources include cash from operations and external financings.

     Edison International's board of directors has authorized the repurchase of up to $2.8 billion (increased from $2.3 billion in July 1998) of its outstanding shares of common stock. Edison International repurchased 100.4 million shares ($2.4 billion) between January 1995 and February 4, 1999, funded by dividends from its subsidiaries and the issuance of rate reduction notes.

     Edison International's cash flow coverage of dividends for 1998 was 3.9 times compared to 5.2 times in 1997 and 5.0 times in 1996. The decrease in 1998 is primarily due to the rate-making treatment of the gains on sales of SCE's 12 gas- and oil-fueled generation plants. Edison International's dividend payout ratio for 1998 was 55%.

     Cash Flows from Operating Activities

     Net cash provided by operating activities totaled $1.5 billion in 1998, $2.1 billion in 1997 and $2.2 billion in 1996. Cash from operations exceeded capital requirements for all years presented.

     Cash Flows from Financing Activities

     At December 31, 1998, Edison International and its subsidiaries had $2.4 billion of borrowing capacity available under lines of credit totaling $2.6 billion. SCE had available lines of credit of $1.3 billion, with $800 million for general purpose short-term debt and $500 million for the long-term refinancing of its variable-rate pollution-control bonds. The parent company had total lines of credit of $500 million, with $400 million available. The nonutility companies had total lines of credit of $800 million, with $700 million available to finance general cash requirements. These unsecured lines of credit are at negotiated or bank index rates with various expiration dates.

     SCE's short-term debt is used to finance fuel inventories and general cash requirements. Long-term debt is used mainly to finance capital expenditures. SCE's external financings are influenced by market conditions and other factors, including limitations imposed by its articles of incorporation and trust indenture. As of December 31, 1998, SC E could issue approximately $13.9 billion of additional first and refunding mortgage bonds and $4.4 billion of preferred stock at current interest and dividend rates.

     EME has firm commitments of $1.8 billion to acquire the Homer City project (see discussion in Generating Station Acquisition). EME plans to finance the acquisition with a combination of debt secured by the project, EME corporate debt and cash.

     EME has firm commitments of $266 million to make equity and other contributions, primarily for the ISAB project in Italy, the Paiton project in Indonesia, the EcoElectrica project in Puerto Rico, the Tri Energy project in Thailand, and the Doga project in Turkey. EME also has contingent obligations to make additional contributions of $204 million, primarily for equity support guarantees related to Paiton.

     EME may incur additional obligations to make equity and other contributions to projects in the future. EME believes it will have sufficient liquidity to meet these equity requirements from cash provided by operating activities, proceeds from the repayment of loans to energy projects and funds available from EME's revolving line of credit.

     Edison Capital has firm commitments of $276 million to fund affordable housing, and energy and infrastructure investments.

     California law prohibits SCE from incurring or guaranteeing debt for its nonutility affiliates. Additionally, the CPUC regulates SCE's capital structure, limiting the dividends it may pay Edison International. At December 31, 1998, SCE had the capacity to pay $794 million in additional dividends and continue to maintain its authorized capital structure. These restrictions are not expected to affect Edison International's ability to meet its cash obligations.

     In December 1997, SCE Funding LLC, a special purpose entity (SPE), of which SCE is the sole member, issued approximately $2.5 billion of rate reduction notes to Bankers Trust Company of California, as certificate trustee for the California Infrastructure and Economic

Development Bank Special Purpose Trust SCE-1 (Trust), which is a special purpose entity established by the State of California. The terms of the rate reduction notes generally mirror the terms of the pass-through certificates issued by the Trust, which are known as rate reduction certificates. The proceeds of the rate reduction notes were used by the SP E to purchase from SCE an enforceable right known as transition property. Transition property is a current property right created pursuant to the restructuring legislation and a financing order of the CPUC and consists generally of the right to be paid a specified amount from a non-bypassable tariff levied on residential and small commercial customers. Notwithstanding the legal sale of the transition property by SC E to the SPE, the amounts reflected as assets on SCE's balance sheet have not been reduced by the amount of the transition property sold to the SPE, and the liabilities of the SPE for the rate reduction notes are for accounting purposes reflected as long-term liabilities on the consolidated balance sheets of SCE. SCE used the proceeds from the sale of the transition property to retire debt and equity securities.

     The rate reduction notes have maturities ranging from one to nine years, and bear interest at rates ranging from 6.14% to 6.42%. The rate reduction notes are secured solely by the transition property and certain other assets of the SPE, and there is no recourse to SCE or Edison International.

     Although the SPE is consolidated with SCE in the financial statements, as required by generally accepted accounting principles, the S PE is legally separate from SCE, the assets of the SPE are not available to creditors of SCE or Edison International, and the transition property is legally not an asset of SCE or Edison International.

     Cash Flows from Investing Activities

     Cash flows from investing activities are affected by additions to property and plant, the nonutility companies' investments in partnerships and unconsolidated subsidiaries, proceeds from the sale of assets (see discussion in Competitive Environment), and funding of nuclear decommissioning trusts. Decommissioning costs are accrued and recovered in rates over the term of each nuclear generating facility's operating license through charges to depreciation expense. SCE estimates that it will spend approximately $8.6 billion between 2000-2070 to decommission its nuclear facilities. This estimate is based on SCE's current-dollar decommissioning costs ($1.9 billion), escalated at rates averaging 5.6% annually. These costs are expected to be funded from independent decommissioning trusts, which currently receive SCE contributions of approximately $100 million per year. However, SCE has requested the CPUC to authorize a reduction in the annual contributions to the decommissioning trusts beginning January 1, 2000. The plan to decommission San Onofre Unit 1 beginning in 2000, which is pending CPUCapp roval, is not expected to affect SCE's annual contributions to the decommissioning trusts.

     Cash used for the nonutility subsidiaries' investing activities was $1.2 billion in 1998, $383 million in 1997 and $409 million in 1996.

     Market Risk Exposures

     Edison International's primary market risk exposures arise from fluctuations in energy prices, interest rates and foreign exchange rates. Edison International's risk management policy allows the use of derivative financial instruments to manage its financial exposures, but prohibits the use of these instruments for speculative or trading purposes.

     As a result of the rate freeze established in the restructuring legislation, SCE's transition costs are recovered as the residual component of rates once the costs for distribution, transmission, public purpose programs, nuclear decommissioning and the cost of supplying power to its customers through the PX and ISO have already been recovered. Accordingly, more revenue will be available to cover transition costs when market prices in the PX and ISO are low than when PX and ISO prices are high. The PX and ISO market prices to date have generally been reasonable, although some irregular price spikes have occurred. The ISO has responded to price spikes in the market for reliability services (referred to as ancillary services) by imposing a price cap of $250/MW on the market for such services until certain actions have been completed to improve the functioning of those markets. Similarly, the ISO currently maintains a cap of $250/MWh on its market for imbalance energy while a software problem affecting the efficient operation of that market persists. The caps in these markets mitigate the risk of costly price spikes that would reduce the revenue available to SCE to pay transition costs. During the upcoming year, the ISO will be considering removing these price caps, which could increase the risk of high market prices. SCE has entered into hedges against high natural gas prices, since increases in natural gas prices tend to raise the price of electricity purchased from the PX.

     A 10% increase in market interest rates would result in a $27 million increase in the fair value of Edison International's interest rate hedge agreements. A 10% decrease in market interest rates would result in a $27 million decline in the fair value of interest rate hedge agreements. A 10% increase in pool prices would result in a $112 million decrease in the fair market value of electricity rate swap agreements. A 10% decrease in pool prices would result in a $113 million increase in the fair market value of electricity rate swap agreements. A 10% increase in natural gas prices would result in a $21 million increase in the fair market value of gas call options. A 10% decrease in natural gas prices would result in a $14 million decline in the fair market value of gas call options. A 10% change in market interest rates is expected to have an immaterial effect on Edison International's other financial instruments.

     Changes in interest rates, electricity pool pricing and fluctuations in foreign currency exchange rates can have a significant impact on EME's results of operations. EME has mitigated the risk of interest rate fluctuations by arranging for fixed rate or variable rate financing with interest rate swaps or other hedging mechanisms for the majority of its project financings. Interest expense includes $23 million in 1998, $21 million in 1997 and $6 million in 1996, as a result of interest rate hedging mechanisms. The maturity dates of several of EME's interest rate swap and collar agreements do not correspond to the term of the underlying debt. EME does not believe that interest rate fluctuations will have a material adverse effect on its results of operations or financial position.

     Projects in the United Kingdom sell their electric energy and capacity through a centralized electricity pool, which establishes a half-hourly clearing price, or pool price, for electric energy. The pool price is extremely volatile, and can vary by a factor of ten or more over the course of a few hours due to large differentials in demand according to the time of day. First Hydro mitigates a portion of the market risk of the pool by entering into contracts for differences (electricity rate swap agreements), related to either the selling or purchasing price of power, where a contract specifies a price at which the electricity will be traded, and the parties to the agreements make payments, calculated on the difference between the price in the contract and the pool price for the element of power under contract. These contracts are sold in various structures. These contracts act as a means of stabilizing production revenue or purchasing costs by removing an element of First Hydro's net ex posure to pool price volatility. A proposal to replace the current structure of the forward-contracts market and the pool has been made by the Director General of Electricity Supply, at the request of the Minister of Science, Energy and Industry in the United Kingdom. The Minister has recom mended that the proposal be implemented by April 2000. Further definition of the proposal will be required before the effects of the changes can be evaluated. Implementation of the proposal may also require legislation.

     Loy Yang B sells its electric energy through a centralized electricity pool, which provides for a system of generator bidding, central dispatch and a settlements system based on a clearing market for each half-hour of every day. The Victorian Power Exchange, operator and administrator of the pool, determines a system marginal price each half-hour. To mitigate the exposure to price volatility of the electricity traded in the pool, Loy Yang B has entered into a number of financial hedges. From May 8, 1997, to December 31, 2000, approximately 53% to 64% of the plant output sold is hedged under vesting contracts, with the remainder of the plant capacity hedged under the state hedge described below. Vesting contracts were put into place by the State Government of Victoria (State), between each generator and each distributor, prior to the privatization of electric power distributors in order to provide more predictable pricing for those electricity customers that were unable to choose their electricity retailer. Vesting contracts set base strike prices at which the electricity will be traded, and the parties to the agreement make payments, calculated based on the difference between the price in the contract and the half-hourly pool clearing price for the element of power under contract. These contracts are sold in various structures. These contracts are accounted for as electricity rate swap agreements. The state hedge is a long-term contractual arrangement based upon a fixed price commencing May 8, 1997, and terminating October 31, 2016. The State guarantees the State Electricity Commission of Victoria's obligations under the state hedge.

     EME's electric revenue increased by $108 million and $96 million for the years ended December 31, 1998, and 1997, respectively, and decreased $5 million for the year ended December 31, 1996, as a result of electricity rate swap agreements.

     As EME continues to expand into foreign markets, fluctuations in foreign currency exchange rates can affect the amount of its equity contributions to, distributions from and results of operations of its foreign projects. At times, EME has hedged a portion of its current exposure to fluctuations in foreign exchange rates where it deems appropriate through financial derivatives, offsetting obligations denominated in foreign currencies, and indexing underlying project agreements to U.S. dollars or other indices reasonably expected to correlate with foreign exchange movements. Statistical forecasting techniques are used to help assess foreign exchange risk and the probabilities of various outcomes. There can be no assurance, however, tha t fluctuations in exchange rates will be fully offset by hedges or that currency movements and the relationship between macroeconomic variables will behave in a manner that is consistent with historical or forecasted relationships.

     Construction on the two-unit Paiton project is nearing completion. The tariff is higher in the early years and steps down over time, and the tariff for the Paiton project includes infrastructure to be used in common by other units at the Paiton complex. The plant's output is fully contracted with the state-owned electricity company for payment in U.S. dollars and supported by the Indonesian government. The projected rate of growth of the Indonesian economy and the exchange rate of Indonesian Rupiah into U.S. dollars have deteriorated significantly since the Paiton project was contracted, approved and financed. The project received substantial finance and insurance support from the Export-Import Bank of the United States, The Export-Import Bank of Japan, the U.S. Overseas Private Investment Corporation and the Ministry of International Trade and Industry of Japan. The Paiton project's senior debt ratings have been reduced from investment grade to speculative grade based on the rating agencies' perceived increased risk that the state-owned electricity company might not be able to honor the electricity sales contract with Paiton. The Indonesian government has arranged to reschedule sovereign debt owed to foreign governments and has entered into discussions about rescheduling sovereign debt owed to private lenders. A presidential decree has deemed some independent power projects, but not including the Paiton project, subject to review, postponement or cancellation. The Indonesian government announced that it would propose a policy related to independent power projects by the end of 1998, but did not do so. The state-owned electricity company has said that it would be prepared to enter into discussions with Paiton beginning in February 1999. The Paiton project continues to discuss the situation in Indonesia with the state-owned electricity company, the Indonesian government and its official and commercial lenders. EME continues to monitor the situation closely.

        Projected Capital Requirements

     Edison International's projected construction expenditures for the next five years are: 1999 - $953 million; 2000 - $831 million; 2001 - $726 million; 2002 - $699 million; and 2003 - $689 million.

     Long-term debt maturities and sinking fund requirements for the next five years are: 1999 - $898 million; 2000 - $824 million; 2001 - $734 million; 2002 -
$643 million; and 2003 - $507 million.

     Preferred stock redemption requirements for the next five years are: 1999 through 2001 - zero; 2002 - $105 million; and 2003 - $9 million.

     Generating Station Acquisition

     In August 1998, EME entered into agreements to acquire the 1,884-MW Homer City Generating Station for approximately $1.8 billion. Homer City is jointly owned by subsidiaries of GPU, Inc. and New York State Electric & Gas Corporation. The coal-fired facility has the rights to direct, high-voltage interconnections to both the New York Power Pool and the Pennsylvania-New Jersey-Maryland Power Pool. The plant is located near Pittsburgh, Pennsylvania. EME will operate the plant, which is one of the lowest-cost generation facilities in the region. Most of the necessary state and federal regulatory approvals have been obtained. The closing of the transaction is expected to be completed by the end of the first quarter of 1999. EME plans to finance this acquisition with a combination of debt secured by the project, EME corporate debt and cash. The acquisition is expected to have no effect on 1999 earnings and a positive effect on earnings in 2000 and beyond.

     Regulatory Matters

     Legislation enacted in September 1996 provided for, among other things, a 10% rate reduction for residential and small commercial customers in 1998 and other rates to remain frozen at June 1996 levels (system average of 10.1cents per kilowatt-hour).

     In 1999, revenue will be determined by various mechanisms depending on the utility operation. Revenue related to distribution operations will be determined through a performance-based rate-making mechanism (PBR) and the distribution assets will have the opportunity to earn a CPUC-authorized 9.49% return. The distribution-only PBR will extend through December 2001. Transmission revenue will be determined through FERC-authorized rates and transmission assets will earn a 9.43% return. These rates are subject to refund. Key elements of PBR include: tr ansmission and distribution (T&D) rates indexed for inflation based on the Consumer Price Index less a productivity factor; adjustments for cost changes that are not within SCE's control; a cost-of-capital trigger mechanism based on changes in a bond index; standards for service reliabil ity and safety; and a net revenue-sharing mechanism that determines how customers and shareholders will share gains and losses from T&D operations.

     Revenue from generation-related operations will be determined through the competitive market and the CTC mechanism, which now includes the nuclear rate-making agreements. Revenue related to fossil and hydroelectric generation operations is recovered from two sources. The portion that is made uneconomic by electric industry restructuring is recovered through the CTC mechanism. The portion that is economic is recovered through the market. In 1999, fossil and hydroelectric generation assets will earn a 7.22% return.

     In 1996 and 1997, the CPUC authorized revised rate-making plans for SCE's nuclear facilities, which call for the accelerated recovery of the nuclear investments in exchange for a lower authorized rate of return. SCE's nuclear assets are earning an annual rate of return of 7.35%. In addition, the San Onofre plan authorizes a fixed rate of approximately 4cents per kilowatt-hour generated for operating costs including incremental capital costs, and nuclear fuel and nuclear fuel financing costs. The San Onofre plan commenced in April 1996, and ends in December 2001 for the accelerated recovery portion and in December 2003 for the incentive pricing portion. Palo Verde's operating costs, including incremental capital costs, and nuclear fuel and nuclear fuel financing costs, are subject to balancing account treatment. The Palo Verde plan commenced in January 1997 and ends in December 2001. Beginning January 1, 1998, both the San Onofre and Palo Verde rate-making plans became part of the CTC mechanism.

     The changes in revenue from the regulatory mechanisms discussed above, excluding the effects of other rate actions, are expected to have an approximately $20 million negative impact on 1999 earnings. The impact on earnings per share will be mitigated due to the anticipated repurchase of common stock in 1999.

     The CPUC is considering unbundling SCE's cost of capital based on major utility function. In May 1998, SCE filed an application on this issue and hearings were completed in October 1998. A CPUC decision is expected in early to mid-1999.

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

     California Electric Utility Industry Restructuring

     Restructuring Decision and Statute - The CPUC's December 1995 decision on restructuring California's electric utility industry started the transition to a new market structure involving competition and customer choice. The State of California enacted legislation in 1996 to provide a transition to a competitive market structure. The Statute substantially adopted the CPUC's restructuring decision by addressing stranded-cost recovery for utilities and providing a certain cost-recovery time period for the transition costs associated with utility-owned generation-related assets. Transition costs related to power-purchase contracts are being recovered through the terms of their contracts while most of the remaining transition costs will be recovered through 2001. The Statute also included provisions to finance a portion of the stranded costs that residential and small commercial customers would have paid between 1998 and 2001, which allowed SCE to reduce rates by at least 10% to these customers, effective January 1, 1998. The Statute included a rate freeze for all other customers, including large commercial and industrial customers, as well as provisions for continued funding for energy conservation, low-income programs and renewable resources. Despite the rate freeze, SCE expects to be able to recover its revenue requirement during the 1998-2001 transition period. In addition, the Statute mandated the implementation of the CTC that provides utilities the opportunity to recover costs made uneconomic by electric utility restructuring. Finally, the Statute contained provisions for the recovery (through 2006) of reasonable employee-related transition costs, incurred and projected, for retraining, severance, early retirement, outplacement and related expenses. The new market structure and customer choice began on April 1, 1998.

     1998 Activities - During 1998, SCE implemented changes to comply with restructuring elements required by the CPUC and the Statute. Beginning January 1, 1998:

* SCE's rates were unbundled into separate charges for energy, transmission, distribution, the CTC, public benefit programs and nuclear decommissioning. The transmission component is being collected through FERC-approved rates, subject to refund.

* SCE's costs associated with its hydroelectric plants are being recovered through a performance-based mechanism. The mechanism sets the hydroelectric revenue requirement and establishes a formula for extending it through the duration of the electric industry restructuring transition period, or until market valuation of the hydroelectric facilities, whichever occurs first. The mechanism provides that power sales revenue from hydroelectric facilities in excess of the hydroelectric revenue requirement be credited against the costs to transition to a competitive market.

* SCE's transition costs are being recovered through a non-bypassable CTC. This charge applies to all customers who were using or began using utility services on or after the CPUC's December 1995 restructuring decision date. SCE has estimated its transition costs to be approximately $10.6 billion (1998 net present value) from 1998 through 2030. This estimate was based on incurred costs, forecasts of future costs and assumed market prices. However, changes in the assumed market p rices could materially affect these estimates. The potential transition costs are comprised of $6.4 billion from SCE's qualifying facilities contracts, which are the direct result of prior legislative and regulatory mandates, and $4.2 billion (which reflects the sale of SCE's gas- and oil-fueled generation plants) from costs pertaining to certain generating assets and regulatory commitments consisting of costs incurred (whose recovery has been deferred by the CPUC) to provide service to customers. Such commitments include the recovery of income tax benefits previously flowed through to customers, postretirement benefit transition costs, accelerated recovery of San Onofre Units 2 and 3 and the Palo Verde units (as discussed in Regulatory Matters), and certain other costs.

* Residential and small commercial customers who began receiving a 10% rate reduction are repaying the rate reduction notes issued in December 1997 (see further discussion in Cash Flows from Financing Activities) through non-bypassable charges based on electricity consumption.

        Effective April 1, 1998:

* The ISO assumed operational control of the transmission system after the ISO and PX had begun accepting bids and schedules for electricity purchases on March 31, 1998. The restructuring implementation costs related to the start-up and development of the PX, which are paid by the utilities, will be recovered from all retail customers over the four-year transition period. SCE's share of the charge is $45 million, plus interest and fees. SCE's share of the ISO's start-up and development costs (approximately $16 million per year) will be paid over a 10-year period.

* Customers can choose to remain utility customers with either bundled electric service or an hourly PX pricing option from SCE (which is purchasing its power through the PX), or choose direct access, which means the customer can contract directly with either independent power producers or energy service providers (ESPs) such as power brokers, marketers and aggregators. Electric utilities are continuing to provide the core distribution service of delivering energy through their distribution system regardless of a customer's choice of electricity supplier. The CPUC is continuing to regulate the prices and service obligations related to distribution services. As of December 31, 1998, approximately 47,000 of SCE's 4.3 million customers have requested the direct access option.

* Customers have options regarding metering, billing and related services (referred to as revenue cycle services) that have been provided by California's investor-owned utilities. ESPs can provide their customers with one consolidated bill for their services and the utility's services, request the utility to provide such a consolidated bill to the customer or elect to have both the ESP and the utility bill the customer for their respective charges. Customers with maximum demand above 20kW (primarily industrial and medium and large commercial) can choose SCE or any other supplier to provide their metering service. Beginning in January 1999, all customers can make these choices. In September 1998, the CPUC issued a decision regarding the credits that would be provided to customers if they elect to obtain revenue cycle services from someone other than SCE. Although the decision adopted SCE's recommendation of using the net avoided cost, it also adopted a methodology which results in higher credits to customers but requires ESPs to pay service fees to SCE for the costs that SCE incurs as a result of dealing with the ESP. SCE may experience a reduction in revenue security as a result of this unbundling.

     During 1998, SCE sold all of its gas- and oil-fueled generation plants. The total sales price of the 12 plants was $1.2 billion, over $500 million more than the combined book value. Net proceeds of the sales were used to reduce stranded costs, which otherwise were expected to be collected through the CTC mechanism.

     Accounting for Generation-Related Assets - If the CPUC's electric industry restructuring plan continues as described above, SCE would be allowed to recover its transition costs through non-bypassable charges to its distribution customers (although its investment in certain generation assets would be subject to a lower authorized rate of return). In 1997, SCE discontinued application of accounting principles for rate-regulated enterprises for its investment in generation facilities based on new accounting guidance. The financial reporting effect of this discontinuance was to segregate these assets on the balance sheet; the new guidance did not require SCE to write off any of its generation-related assets, including related regulatory assets. However, the new guidance did not specifically address the application of asset impairment standards to these assets. SCE has retained these assets on its balance sheet because the Statute and restructuring plan referred to above make probable their recovery through a non-bypassable CTC to distribution customers. The regulatory assets relate primarily to the recovery of accelerated income tax benefits previously flowed through to customers, purchased power contract termination payments and unamortized losses on reacquired debt. The new accounting guidance also permits the recording of new generation-related regulatory assets during the transition period that are probable of recovery through the CTC mechanism.

     During the second quarter of 1998, additional guidance was developed related to the application of asset impairment standards to these assets. Using this guidance resulted in SCE reducing its remaining nuclear plant investment by $2.6 billion (as of June 30, 1998) and recording a regulatory asset on its balance sheet for the same amount. For this impairment assessment, the fair value of the investment was calculated by discounting future net cash flows. This reclassification had no effect on SCE's results of operations.

     If during the transition period events were to occur that made the recovery of these generation-related regulatory assets no longer probable, SCE would be required to write off the remaining balance of such assets (approximately $2.4 billion, after tax, at December 31, 1998) as a one-time, non-cash charge against earnings.

     If events occur during the restructuring process that result in all or a portion of the transition costs being improbable of recovery, SCE could have additional write-offs associated with these costs if they are not recovered through another regulatory mechanism. At this time, SCE cannot predict what other revisions will ultimately be made during the restructuring process in subsequent proceedings or the effect, after the transition period, that competition will have on its results of operations or financial position.

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

     Edison International's recorded estimated minimum liability to remediate its 49 identified sites is $171 million. One of SCE's sites, a former pole-treating facility, is considered a federal Superfund site and represents 41% of its recorded liability. The ultimate costs to clean up Edison International's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process. Edison International believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $247 million. The upper limit of this range of costs was estimated using assumptions least favorable to Edison International among a range of reasonably possible outcomes. SCE has sold all of its gas- and oil-fueled power plants and has retained some liability associated with the divested properties.

     The CPUC allows SCE to recover environmental-cleanup costs at 41 of its sites, representing $88 million of its recorded liability, through an incentive mechanism. Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs from insurance carriers and other third parties. SCE has successfully settled insurance claims with all responsible carriers. Costs incurred at SCE's remaining sites are expected to be recovered through customer rates. SCE has recorded a regulatory asset of $141 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

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

     Edison International expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $4 million to $10 million. Recorded costs for 1998 were $7 million.

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

     Edison International's projected environmental capital expenditures are $900 million for the 1999-2003 period, mainly for aesthetics treatment, including undergrounding certain transmission and distribution lines.

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

        San Onofre Steam Generator Tubes

     The San Onofre Units 2 and 3 steam generators have performed relatively well through the first 15 years of operation, with low rates of ongoing steam generator tube degradation. However, during the Unit 2 scheduled refueling and inspection outage in 1997, an increased rate of tube degradation was identified, which resulted in the removal of more tubes from service than had been expected. The steam generator design allows for the removal of up to 10% of the tubes before the rated capacity of the unit must be reduced. As a result of the increased degradation, a mid-cycle inspection outage was conducted in early 1998 for Unit 2. Continued degradation was found during this inspection. A favorable or decreasing trend in degradation was observed during inspectio n in the scheduled refueling outage in January 1999. The results of the January 1999 inspection are being analyzed to determine if there is a need for a mid-cycle inspection outage in early 2000. With the results from the January 1999 outage, 7.5% of the tubes have now been removed from service. In September 1998, San Onofre Unit 2 experienced a small amount of leakage from a steam generator tube plug which required an 11-day outage to repair.

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

     New Accounting Rules

     A recently issued accounting rule requires that costs related to start-up activities be expensed as incurred, effective January 1, 1999. This new accounting rule will not materially affect Edison International's results of operations or financial position.

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

     Year 2000 Issue

     Many of the existing computer systems at Edison International were originally programmed to represent any date by using six digits (e.g., 12/31/99) rather than eight digits (e.g., 12/31/1999). Accordingly, such programs, if not appropriately addressed, could fail or create erroneous results when attempting to process information containing dates after December 31, 1999. This situation has been referred to generally as the Year 2000 Issue.

     Edison International has a comprehensive program in place to address potential Year 2000 impacts. Edison International provides overall coordination of this effort, working with its affiliates and their business units. Edison International divides Year 2000 activities into five phases: inventory, impact assessment, remediation, testing and implementation. Edison International's objective for the Year 2000 readiness of critical systems is to be 100% complete by July 1999. A critical system is defined as those applications and systems, including embedded processor technology, which if not appropriately remediated, may have a significant impact on customers, the health and safety of the public and/or personnel, the revenue stream, or regulatory compliance. Edison International met its first goal to be 75% complete by year-end 1998 and is on track to meets its July 1999 goal.

     A system, application or physical asset is deemed to be Year 2000-ready if it is determined by Edison International to be suitable for continued use through the year 2028 (or through the last year of the anticipated life of the asset, whichever occurs first), even though it is not fully Year 2000-compliant. A system, application, or physical asset is Year 2000-compliant if it accurately processes date/time data.

     Edison International has structured the scope of the program to focus on three principal categories: mainframe computing, distributed computing and physical assets (also known as embedded processors). The mainframe and distributed computing assets consist of computer application systems (software). Physical assets include information technology infrastructure (hardware, operating system software) and embedded processor technology in generation, transmission, distribution, and facilities components.

     Year 2000-readiness preparations for SCE's mainframe financial systems were completed in the fourth quarter of 1997, and preparations for SCE's material management system were completed in the second quarter of 1998. SCE's customer information and billing system is in the process of being replaced with a system designed to be Year 2000-ready and final conversion activities are expected to be completed during the first quarter of 1999. SCE's distributed computing assets include operations and business information systems. SCE's critical operations information systems include outage management, power management, and plant monitoring and access retrieval systems. SCE's business information systems include a data acquisition system for billing, the computer call center support system, credit support and maintenance management.

     EME has essentially completed all phases of the project and is going through the final review and approval process. Edison Capital has completed the inventory and impact assessment phases; remediation, testing and implementation activities are in progress for each of the three categories with completion scheduled by July 1, 1999. Edison Enterprises' project schedule has been altered and compressed. All project phases are underway and scheduled for completion by July 1, 1999.

     Ongoing efforts in 1999 will continue to focus on guarding against reintroduction of components that are not Year 2000-ready into Year 2000-ready systems.

     The other essential component of the Edison International Year 2000-readiness program is to identify and assess vendor products and business partners for Year 2000 readiness, as these external parties may have the potential to impact Edison International's Year 2000 readiness. Edison International has implemented a process to identify and contact vendors and business partners to determine their Year 2000 status, and is evaluating the responses. As of January 31, 1999, Edison International has contacted over 4,300 critical vendors and business partners (the largest percentage of which are SCE's vendors and business partners). Edison International's general policy requires that all newly purchased products and services be Year 2000-ready or otherwise designed to allow Edison International to determine whether such products and services present Year 2000 issues. SCE is also working to address Year 2000 issues related to all ISO and PX interfaces, as well as joint ownership facilities. SCE and other Edison International affiliates exchange Year 2000-readiness information (including, but not limited to, test results and related data) with one another and certain external parties as part of their Year 2000-readiness efforts.

     Edison International's current estimate of the costs to complete these modifications, including the cost of new hardware and software application modification, is $75 million, about 40% of which is expected to be capital costs. Edison International's Year 2000 costs expended through December 31, 1998, were $36 million. SCE expects current rate levels for providing electric service to be sufficient to provide funding for utility-related modifications.

     Although Edison International expects that its critical systems will be fully Year 2000-ready prior to year-end 1999, there can be no assurance that the systems of other companies on which the systems and operations of the Edison International companies rely will be converted on a timely basis. Edison International believes that prudent business practices call for the development of contingency plans. Such contingency plans include developing strategies for dealing with the most reasonably likely worst case scenario concerning Year 2000-related processing failures or malfunctions caused by Edison International's internal systems or from external parties. As noted above, Edison International has, in many cases, completed its Year 2000-readiness work and is currently in the remediation and testing phases for certain other internal systems as well as assessing risks posed by external parties. SCE is working with industry groups in an effort to help define a reasonably likely worst case scenario and in the development of contingency plans. SCE's contingency plans, which will include scheduling of key personnel, are expected to be completed by March 1999. As of January 31, 1999, draft component and system contingency plans were completed and being evaluated, draft plans were in progress for generating units, and a draft of the grid operations plan had been submitted to the Western Systems Coordinating Council. However, contingency plans will continue to be revised and enhanced as 2000 approaches. Edison International also plans to test these contingency plans by conducting or participating in exercises during 1999. Also, SCE is scheduled to participate in industry-wide drills during 1999.

     Edison International does not expect the Year 2000 Issue to have a material adverse effect on its results of operation or financial position; however, if not effectively remediated, negative effects from Year 2000 issues, including those related to internal systems, vendors, business partners, the ISO, the PX or customers, could cause results to differ.

     Forward-looking Information

     In the preceding Management's Discussion and Analysis of Results of Operations and Financial Condition and elsewhere in this annual report, the words estimates, expects, anticipates, believes, and other similar expressions are intended to identify forward-looking information that involves risks and uncertainties. Actual results or outcomes could differ materially as a result of such important factors as further actions by state and federal regulatory bodies setting rates and implementing the restructuring of the electric utility industry; the effects of new laws and regulations relating to restructuring and other matters; the effects of increased competition in the electric utility business, including direct customer access to retail energy suppliers and the unbundling of revenue cycle services such as metering and billing; changes in prices of electricity and fuel costs; changes in market interest or currency exchange rates; foreign currency devaluation; new or increased environmental liabilities; the effects of the Year 2000 Issue; and other unforeseen events.

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

     As a further measure to assure the ongoing objectivity of financial information, the audit committee of the board of directors, which is composed of outside directors, meets periodically, both jointly and separately, with management, the independent public accountants and internal auditors, who have unrestricted access to the committee. The committee recommends annually to the board of directors the appointment of a firm of independent public accountants to conduct audits of its financial statements; considers the independence of such firm and the overall adequacy of the audit scope and Edison International's systems of internal control; reviews financial reporting issues and is advised of management's actions regarding financial reporting and internal control matters.

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


     Richard K. Bushey                  John E. Bryson
     Richard K. Bushey                  John E. Bryson
     Vice President and Controller      Chairman of the Board and Chief
                                        Executive Officer

Report of Independent Public Accountants

To the Shareholders and the Board of Directors, Edison International:

We have audited the accompanying consolidated balance sheets of Edison International (a California corporation) and its subsidiaries as of December 31, 1998, and 1997, and the related consolidated statements of income, comprehensive income and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of Edison International's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Edison International and its subsidiaries as of December 31, 1998, and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.




                                     Arthur Andersen LLP
                                     Arthur Andersen LLP




Los Angeles, California
February 4, 1999


Consolidated Statements of Income
In millions, except per share amounts            Year ended December 31,               1998           1997        1996
-------------------------------------            ----------------------                ----           ----        ----

Sales to ultimate consumers                                                           $7,105         $7,639     $7,273
Sales to power exchange                                                                1,348              -          -
Other                                                                                    394            314        310
                                                                                      ------         ------     ------
Total electric utility revenue                                                         8,847          7,953      7,583
Diversified operations                                                                 1,361          1,282        962
                                                                                      ------         ------      -----
Total operating revenue                                                               10,208          9,235      8,545
                                                                                      ------         ------      -----
Fuel                                                                                     501          1,074        768
Purchased power - contracts                                                            2,626          2,854      2,706
Purchased power - power exchange                                                       1,984              -          -
Provisions for regulatory adjustment clause-net                                         (473)          (411)      (226)
Other operating expenses                                                               2,122          1,785      1,558
Maintenance                                                                              411            406        331
Depreciation, decommissioning and amortization                                         1,662          1,362      1,173
Income taxes                                                                             455            537        563
Property and other taxes                                                                 133            134        197
Net gains on sale of utility plant                                                      (542)            (4)        (3)
                                                                                      ------         ------      -----
Total operating expenses                                                               8,879          7,737      7,067
                                                                                      ------         ------      -----
Operating income                                                                       1,329          1,498      1,478
                                                                                      ------         ------      -----
Provision for rate phase-in plan                                                           -            (48)       (84)
Allowance for equity funds used during construction                                       12              8         16
Interest and dividend income                                                             108             85         63
Minority interest                                                                         (3)           (39)       (70)
Other nonoperating income (deductions) - net                                             (38)           (62)       (13)
                                                                                      ------         ------      -----
Total other income (deductions)- net                                                      79            (56)       (88)
                                                                                      ------         ------      -----
Income before interest and other expenses                                              1,408          1,442      1,390
                                                                                      ------         ------      -----
Interest on long-term debt                                                               652            584        604
Other interest expense                                                                    77            139         90
Allowance for borrowed funds used during construction                                     (8)            (9)       (10)
Capitalized interest                                                                     (19)           (15)       (58)
Dividends on subsidiary preferred securities                                              38             43         47
                                                                                      ------         ------      -----
Total interest and other expenses-net                                                    740            742        673
                                                                                      ------         ------      -----
Net income                                                                            $  668         $  700      $ 717
                                                                                      ======         ======      =====
Weighted-average shares of common stock outstanding                                      359            400        437
Basic earnings per share                                                               $1.86          $1.75      $1.64
Weighted-average shares, including effect of dilutive securities                         364            405        439
Diluted earnings per share                                                             $1.84          $1.73      $1.63

Dividends declared per common share                                                    $1.04          $1.00      $1.00

Consolidated Statements of Comprehensive Income

In millions                                           Year ended December 31,          1998           1997         1996
-----------                                           ----------------------           ----           ----         ----
Net income                                                                             $ 668         $ 700        $ 717
Cumulative translation adjustments-net                                                     -           (34)          49
Unrealized gain on securities-net                                                         12            27           15
Reclassification adjustment for gains included in net income                             (18)            -            -
                                                                                       -----         -----        -----
Comprehensive income                                                                   $ 662         $ 693        $ 781
                                                                                       =====         =====        =====


The accompanying notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS

In millions                                           December 31,                     1998               1997
-----------                                           -----------                      ----               ----

ASSETS
Transmission and distribution:
  Utility plant, at original cost, subject to cost-based rate regulation              $11,772           $11,213
    Accumulated provision for depreciation                                             (6,063)           (5,574)
    Construction work in progress                                                         455               493
                                                                                      -------           -------
                                                                                        6,164             6,132
                                                                                      -------           -------

Generation:
    Utility plant, at original cost, not subject to cost-based rate regulation          1,690             9,522
    Accumulated provision for depreciation, decommissioning and amortization             (834)           (4,970)
    Construction work in progress                                                          62               100
    Nuclear fuel, at amortized cost                                                       172               155
                                                                                       ------             -----
                                                                                        1,090             4,807
                                                                                       ------             -----
Total utility plant                                                                     7,254            10,939
                                                                                       ------            ------
Nonutility property-less accumulated provision for depreciation
    of $297 and $238 at respective dates                                                3,072             3,178
Nuclear decommissioning trusts                                                          2,240             1,831
Investments in partnerships and unconsolidated subsidiaries                             1,980             1,408
Investments in leveraged leases                                                         1,621               960
Other investments                                                                         208               194
                                                                                       ------             -----
Total other property and investments                                                    9,121             7,571
                                                                                       ------             -----
Cash and equivalents                                                                      584             1,907
Receivables, including unbilled revenue, less allowances of $24
        and $27 for uncollectible accounts at respective dates                          1,316             1,077
Fuel inventory                                                                             51                58
Materials and supplies, at average cost                                                   116               133
Accumulated deferred income taxes-net                                                     275               123
Regulatory balancing accounts-net                                                         649               193
Prepayments and other current assets                                                      138               106
                                                                                       ------            ------
Total current assets                                                                    3,129             3,597
                                                                                       ------            ------
Regulatory asset-unamortized nuclear investment-net                                     2,162                 -
Regulatory asset-income tax-related deferred charges                                    1,463             1,544
Unamortized debt issuance and reacquisition expense                                       349               359
Other deferred charges                                                                  1,220             1,091
                                                                                       ------            ------
Total deferred charges                                                                  5,194             2,994
                                                                                      -------           -------
Total assets                                                                          $24,698           $25,101
                                                                                      =======           =======


The accompanying notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS

In millions, except share amounts                         December 31,                    1998                1997
---------------------------------                         ------------                    ----                ----

CAPITALIZATION AND LIABILITIES:

Common shareholders' equity:
   Common stock (350,553,197 and 375,764,429 shares outstanding at respective dates)     $2,109              $2,261
   Accumulated other comprehensive income:
     Cumulative translation adjustments-net                                                  30                  30
     Unrealized investments-net                                                              54                  60
   Retained earnings                                                                      2,906               3,176
                                                                                         ------              ------
                                                                                          5,099               5,527
Preferred securities of subsidiaries:
   Not subject to mandatory redemption                                                      129                 184
   Subject to mandatory redemption                                                          406                 425
Long-term debt                                                                            8,008               8,871
                                                                                         ------              ------
Total capitalization                                                                     13,642              15,007
                                                                                         ------              ------
Other long-term liabilities                                                                 467                 480
                                                                                         ------              ------

Current portion of long-term debt                                                           920                 868
Short-term debt                                                                             565                 330
Accounts payable                                                                            490                 441
Accrued taxes                                                                               630                 577
Accrued interest                                                                            147                 132
Dividends payable                                                                            92                  95
Deferred unbilled revenue and other current liabilities                                   1,442               1,285
                                                                                         ------              ------
Total current liabilities                                                                 4,286               3,728
                                                                                         ------              ------
Accumulated deferred income taxes-net                                                     4,591               4,085
Accumulated deferred investment tax credits                                                 271                 351
Customer advances and other deferred credits                                              1,425               1,441
                                                                                         ------              ------
Total deferred credits                                                                    6,287               5,877
                                                                                         ------              ------
Minority interest                                                                            16                   9
                                                                                         ------              ------

Commitments and contingencies (Notes 2, 8, 9 and 10)







Total capitalization and liabilities                                                    $24,698             $25,101
                                                                                        =======             =======


The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In millions                                        Year ended December 31,           1998           1997           1996
-----------                                        -----------------------           ----           ----
Cash flows from operating activities:
Net income                                                                         $  668         $  700         $  717
Adjustments for non-cash items:
    Depreciation, decommissioning and amortization                                  1,662          1,362          1,173
    Other amortization                                                                169             88             96
    Deferred income taxes and investment tax credits                                  348            115             91
    Equity in income from partnerships and unconsolidated subsidiaries               (190)          (190)          (154)
    Income from leveraged leases                                                     (213)           (86)           (14)
    Regulatory asset related to the sale of oil and gas plant                        (220)             -              -
    Net gains on sale of oil and gas plant                                           (565)             -              -
    Other-net                                                                         (48)            58             75
Changes in working capital:
    Receivables                                                                      (235)            (8)            68
    Regulatory balancing accounts                                                    (455)          (375)          (156)
    Fuel inventory, materials and supplies                                             24             36             39
    Prepayments and other current assets                                              (19)            10             13
    Accrued interest and taxes                                                         68             47              3
    Accounts payable and other current liabilities                                    283            195             70
Distributions from partnerships and unconsolidated subsidiaries                       185            182            176
                                                                                   ------         ------         ------
Net cash provided by operating activities                                           1,462          2,134          2,197
                                                                                   ------         ------         ------

Cash flows from financing activities:
Long-term debt issued                                                                 981          1,646          1,365
Long-term debt repaid                                                              (1,544)        (2,219)        (1,315)
Rate reduction notes issued                                                             -          2,449              -
Rate reduction notes repaid                                                          (252)             -              -
Preferred securities issued                                                             -              -            414
Preferred securities redeemed                                                         (74)          (100)             -
Common stock repurchased                                                             (714)        (1,173)          (344)
Short-term debt financing-net                                                         236            (68)          (312)
Dividends paid                                                                       (374)          (408)          (440)
Other-net                                                                              17            (14)            45
                                                                                   ------         ------          -----
Net cash provided (used) by financing activities                                   (1,724)           113           (587)
                                                                                   ------         ------          -----

Cash flows from investing activities:
Additions to property and plant                                                      (963)          (783)          (744)
Proceeds from sale of assets                                                        1,215            211            139
Funding of nuclear decommissioning trusts                                            (163)          (154)          (148)
Investments in partnerships and unconsolidated subsidiaries                          (659)          (131)          (336)
Investments in leveraged leases                                                      (458)          (327)             3
Unrealized gain in equity investments-net                                              (6)            27             15
Other-net                                                                             (27)           (80)          (149)
                                                                                   ------          -----          -----
Net cash used by investing activities                                              (1,061)        (1,237)        (1,220)
                                                                                   ------          -----          -----
Net increase (decrease) in cash and equivalents                                    (1,323)         1,010            390
Cash and equivalents, beginning of year                                             1,907            897            507
                                                                                   ------         ------         ------
Cash and equivalents, end of year                                                  $  584         $1,907         $  897
                                                                                   ======         ======         ======


The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Note 1

     Summary of Significant Accounting Policies

     Accounting Principles

     Southern California Edison Company's (SCE) accounting policies conform with generally accepted accounting principles, including the accounting principles for rate-regulated enterprises which reflect the rate-making policies of the California Public Utilities Commission (CPUC) and the Federal Energy Regulatory Commission (FERC). As a result of industry restructuring legislation enacted by the State of California and a related change in the application of accounting principles for rate-regulated enterprises adopted by the Financial Accounting Standards Board's Emerging Issues Task Force, during the third quarter of 1997, SCE began accounting for its investment in generation facilities in accordance with accounting principles applicable to enterprises in general and Edison International's balance sheets display a separate caption for its investment in generation. Application of such accounting principles to SCE's generation assets did not result in any adjustment of their carrying value; however, SCE's nuclear investments were reclassified as a regulatory asset in second quarter 1998.

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

     Earnings Per Share (EPS)

     Basic and diluted EPS are computed in accordance with an accounting standard issued in 1997. Basic EPS for Edison International equals previously reported primary EPS. Dividends on subsidiary preferred securities are subtracted from income for the EPS calculation (numerator); dilutive securities (employee stock options) are added to the weighted-average shares for the diluted EPS calculation (denominator).

     Estimates

     Financial statements prepared in compliance with generally accepted accounting principles require management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosure of contingencies. Actual results could differ from those estimates. Certain significant estimates related to electric utility restructuring, decommissioning and contingencies are further discussed in Notes 2, 9 and 10 to the Consolidated Financial Statements, respectively.

     Fuel Inventory

     Fuel inventory is valued under the last-in, first-out method for fuel oil and natural gas, and under the first-in, first-out method for coal.

     Nature Of Operations

     Edison International's wholly owned subsidiaries include: SCE, a rate-regulated electric utility which produces and supplies electric energy for its 4.3 million customers in central, coastal and Southern California; EME, a leading global producer of electricity engaged in the development, ownership and operation of electric power generation facilities worldwide; Edison Capital, a leading provider of capital and financial services; and Edison Enterprises, the retail business arm of Edison International. EME and Edison Capital have domestic and foreign projects, primarily in Europe, Asia and Africa.

     SCE operates in a highly regulated environment in which it has an obligation to deliver electric service to customers in return for an exclusive franchise within its service territory. This regulatory environment is changing, as further discussed in Note 2 to the Consolidated Financial Statements. As a result of these changes, effective April 1, 1998, SCE sells all electric energy produced to the power exchange (PX), as mandated by state legislation and purchases electric energy from the PX to supply to its customers.

     EME's plants are located in different geographic areas, which mitigates the effects of regional markets, economic down-turns or unusual weather conditions. EME's domestic projects generally sell power to a limited number of electric utilities under long-term (15 to 30 years) contracts. Projects in both the United Kingdom and Australia sell their energy and capacity through a centralized electricity pool. Other electric power generated overseas is sold primarily through long-term contracts to electric utilities in the country where the power is generated.

     Nuclear

     CPUC-authorized rate phase-in plans, which deferred collection of revenue for each unit at the Palo Verde Nuclear Generating Station during the first four years of operation, ended in February 1996, September 1996 and January 1998 for Units 1, 2 and 3, respectively.

     Under federal law, SCE is liable for its share of the estimated costs to decommission three federal nuclear enrichment facilities (based on purchases). These costs, which will be paid over 15 years, are recorded as a fuel cost and recovered through non-bypassable customer rates.

     In 1996 and 1997, the CPUC authorized acceleration of the recovery of SCE's remaining investment of $2.6 billion in San Onofre Nuclear Generating Station Units 2 and 3 and $1.2 billion in Palo Verde Units 1, 2 and 3, respectively. The accelerated recovery will continue through December 2001, earning a 7.35% fixed rate of return. San Onofre's operating costs, including nuclear fuel and nuclear fuel financing costs, and incremental capital expenditures are recovered through an incentive pricing plan which allows SCE to receive about 4cents per kilowatt-hour through 2003. Any differences between these costs and the incentive price will flow through to the shareholders. Palo Verde's accelerated plant recovery, as well as operating costs, including nuclear fuel and nuclear fuel financing costs, and incremental capital expenditures, are subject to balancing account treatment through 2001.

     Beginning January 1, 1998, San Onofre's incentive pricing plan and accelerated plant recovery and the Palo Verde balancing account became part of the CTC mechanism. SCE will be required to share equally with ratepayers the net benefits received from operation of Palo Verde, beginning in 2002, and from the operation of the San Onofre units in 2004. Palo Verde's existing nuclear unit incentive procedure will continue only for purposes of calculating a reward for performance of any unit above an 80% capacity factor for a fuel cycle.

     Property and Plant

     Plant additions, including replacements and betterments, are capitalized. Such costs for utility property include direct material and labor, construction overhead and an allowance for funds used during construction (AFUDC). AFUDC represents the estimated cost of debt and equity funds that finance utility-plant construction. AFUDC is capitalized during plant construction and reported in current earnings. AF UDC is recovered in rates through depreciation expense over the useful life of the related asset. Depreciation of utility plant is computed on a straight-line, remaining-life basis.

     Replaced or retired property and removal costs less salvage are charged to the accumulated provision for depreciation. Depreciation expense stated as a percent of average original cost of depreciable utility plant was 4.2% for 1998, 5.2% for 1997 and 4.2% for 1996.

     Nonutility property is capitalized at cost, including interest incurred on borrowed funds that finance construction. Depreciation of nonutility properties is primarily computed on a straight-line basis over their estimated useful lives. Depreciation expense stated as a percent of average original cost of depreciable nonutility property was, on a composite basis, 3.6% for 1998, 3.2% for 1997 and 3.9% for 1996.

     During the third quarter of 1997, SCE discontinued accounting for its investment in generation facilities using accounting principles applicable to rate-regulated enterprises and began accounting for such investment using accounting principles applicable to enterprises in general. The carrying value of such investment was unaffected by this change. However, the nuclear investments were reclassified as a regulatory asset in second quarter 1998.

     Reclassifications

     Certain prior-year amounts were reclassified to conform to the December 31, 1998, financial statement presentation.

        Regulatory Balancing Accounts

     Prior to January 1, 1998, the differences between CPUC-authorized and actual base-rate revenue from kilowatt-hour sales and CPUC-authorized and actual energy costs were accumulated in balancing accounts until they were refunded to, or recovered from, utility customers through authorized rate adjustments (with interest). On January 1, 1998, the balances in these balancing accounts were transferred to a transition cost balancing account. Also, beginning January 1, 1998, the difference between generation-related revenue and generation-related costs is being accumulated in a transition cost balancing account, effectively eliminating all other balancing accounts except those used to assist in the administration of public purpose funds. Additionally, gains resulting from the divestiture of the gas- and oil-fueled generation plants were credited to the transition cost balancing account; the losses are being amortized over the remaining transition period and accumulated in the transition cost balancing account. These transition costs are being recovered from utility customers (with interest) through the CTC. For further details, see discussion under California Electric Utility Industry Restructuring in Note 2 to the Consolidated Financial Statements. Income tax effects on all balancing account changes are deferred.

     In January 1997, in compliance with the restructuring legislation, overcollections in the kilowatt-hour sales and energy cost balancing accounts at December 31, 1996, were transferred to an interim balancing account and were subsequently credited to the transition cost balancing account in January 1998.

     Research, Development and Demonstration (RD&D) SCE capitalizes RD&D costs that are expected to result in plant construction. If construction does not occur, these costs are charged to expense. RD&D expenses were $2 million in 1998, $39 million in 1997, and $21 million in 1996.

     Revenue

     Electric utility revenue includes amounts for services rendered but unbilled at the end of each year. Beginning April 1, 1998, electric utility revenue also includes amounts for sales to the PX.

     Supplemental Cash Flows Information

     Edison International's supplemental cash flows information was:

In millions       Year ended December 31,        1998        1997         1996
------------      ----------------------         ----        ----         ----
 Payments for interest and taxes:
 Interest-net of amounts capitalized            $ 474       $ 579       $ 486
 Taxes                                             87         298         447

 Non-cash investing and financing activities:
 Obligation to fund investments in partnerships
   and unconsolidated subsidiaries                  7         159         237
 Additions to property and plant funded by
   minority owner of consolidated subsidiaries      -           -          33


     Note 2

     Regulatory Matters

     California Electric Utility Industry Restructuring

     Restructuring Decision and Statute - The CPUC's December 1995 decision on restructuring California's electric utility industry started the transition to a new market structure involving competition and customer choice. The State of California enacted legislation in 1996 to provide a transition to a competitive market structure. The Statute substantially adopted the CPUC's restructuring decision by addressing stranded-cost recovery for utilities and providing a certain cost-recovery time period for the transition costs associated with utility-owned generation-related assets. Transition costs related to power-purchase contracts are being recovered through the terms of their contracts while most of the remaining transition costs will be recovered through 2001. The Statute also included provisions to finance a portion of the stranded costs that residential and small commercial customers would have paid between 1998 and 2001, which allowed SCE to reduce rates by at least 10% to these customers, effective January 1, 1998. The Statute included a rate freeze for all other customers, including large commercial and industrial customers, as well as provisions for continued funding for energy conservation, low-income programs and renewable resources. Despite the rate freeze, SCE expects to be able to recover its revenue requirement during the 1998-2001 transition period. In addition, the Statute mandated the implementation of the CTC that provides utilities the opportunity to recover costs made uneconomic by electric utility restructuring. Finally, the Statute contained provisions for the recovery (through 2006) of reasonable employee-related transition costs, incurred and projected, for retraining, severance, early retirement, outplacement and related expenses. The new market structure and customer choice began on April 1, 1998.

     1998 Activities - During 1998, SCE implemented changes to comply with restructuring elements required by the CPUC and the Statute. Beginning January 1, 1998:

* SCE's rates were unbundled into separate charges for energy, transmission, distribution, the CTC, public benefit programs and nuclear decommissioning. The transmission component is being collected through FERC-approved rates, subject to refund.

* SCE's costs associated with its hydroelectric plants are being recovered through a performance-based mechanism. The mechanism sets the hydroelectric revenue requirement and establishes a formula for extending it through the duration of the electric industry restructuring transition period, or until market valuation of the hydroelectric facilities, whichever occurs first. The mechanism provides that power sales revenue from hydroelectric facilities in excess of the hydroelectric revenue requirement be credited against the costs to transition to a competitive market.

* SCE's transition costs are being recovered through a non-bypassable CTC. This charge applies to all customers who were using or began using utility services on or after the CPUC's December 1995 restructuring decision date. SCE has estimated its transition costs to be approximately $10.6 billion (1998 net present value) from 1998 through 2030. This estimate was based on incurred costs, forecasts of future costs and assumed market prices.
     However, changes in the assumed market prices could materially affect these estimates. The potential transition costs are comprised of $6.4 billion from SCE's qualifying facilities contracts, which are the direct result of prior legislative and regulatory mandates, and $4.2 billion (which reflects the sale of SCE's gas- and oil-fueled generation plants) from costs pertaining to certain generating assets and regulatory commitments consisting of costs incurred (whose recovery has been deferred by the CPUC) to provide service to customers. Such commitments include the recovery of income tax benefits previously flowed through to customers, postretirement benefit transition costs, accelerated recovery of San Onofre Units 2 and 3 and the Palo Verde units, and certain other costs.

* Residential and small commercial customers who began receiving a 10% rate reduction are repaying the rate reduction notes issued in December 1997 (see further discussion in Note 3 to the Consolidated Financial Statements) through non-bypassable charges based on electricity consumption.

     Effective April 1, 1998:

* The ISO assumed operational control of the transmission system after the ISO and PX had begun accepting bids and schedules for electricity purchases on March 31, 1998. The restructuring implementation costs related to the start-up and development of the PX, which are paid by the utilities, will be recovered from all retail customers over the four-year transition period. SCE's share of the charge is $45 million, plus interest and fees. SCE's share of the ISO's start-up and development costs (approximately $16 million per year) will be paid over a 10-year period.

* Customers can choose to remain utility customers with either bundled electric service or an hourly PX pricing option from SCE (which is purchasing its power through the PX), or choose direct access, which means the customer can contract directly with either independent power producers or energy service providers (ESPs) such as power brokers, marketers and aggregators. Electric utilities are continuing to provide the core distribution service of delivering energy through their distribution system regardless of a customer's choice of electricity supplier. The CPUC is continuing to regulate the prices and service obligations related to distribution services.

* Customers have options regarding metering, billing and related services (referred to as revenue cycle services) that have been provided by California's investor-owned utilities. ESPs can provide their customers with one consolidated bill for their services and the utility's services, request the utility to provide such a consolidated bill to the customer or elect to have both the ESP and the utility bill the customer for their respective charges. Customers with maximum demand above 20kW (primarily industrial and medium and large commercial) can choose SCE or any other supplier to provide their metering service. Beginning in January 1999, all customers can make these choices. In September 1998, the CPUC issued a decision regarding the credits that would be provided to customers if they elect to obtain revenue cycle services from someone other than SCE. Although the decision adopted SCE's recommendation of using the net avoided cost, it also adopted a methodology which results in higher credits to customers but requires ESPs to pay service fees to SCE for the costs that SCE incurs as a result of dealing with the ESP.

During 1998, SCE sold all of its gas- and oil-fueled generation plants. The total sales price of the 12 plants was $1.2 billion, over $500 million more than the combined book value. Net proceeds of the sales were used to reduce stranded costs, which otherwise were expected to be collected through the CTC mechanism.

     Accounting for Generation-Related Assets - If the CPUC's electric industry restructuring plan continues as described above, SCE would be allowed to recover its transition costs through non-bypassable charges to its distribution customers (although its investment in certain generation assets would be subject to a lower authorized rate of return). In 1997, SC E discontinued application of accounting principles for rate-regulated enterprises for its investment in generation facilities based on new accounting guidance. The financial reporting effect of this discontinuance was to segregate these assets on the balance sheet; the new guidance did not require SCE to write off any of its generation-related assets, including related regulatory assets. However, the new guidance did not specifically address the application of asset impairment standards to these assets. SCE has retained these assets on its balance sheet because the Statute and restructuring plan referred to above make probable their recovery through a non-bypassable CTC to distribution customers. The regulatory assets relate primarily to the recovery of accelerated income tax benefits previously flowed through to customers, purchased power contract termination payments and unamortized losses on reacquired debt. The new accounting guidance also permits the recording of new generation-related regulatory assets during the transition period that are probable of recovery through the CTC mechanism.

     During the second quarter of 1998, additional guidance was developed related to the application of asset impairment standards to these assets. Using this guidance resulted in SCE reducing its remaining nuclear plant investment by $2.6 billion (as of June 30, 1998) and recording a regulatory asset on its balance sheet for the same amount. For this impairment assessment, the fair value of the investment was calculated by discounting future net cash flows. This reclassification had no effect on SCE's results of operations.

     If during the transition period events were to occur that made the recovery of these generation-related regulatory assets no longer probable, SCE would be required to write off the remaining balance of such assets (approximately $2.4 billion, after tax, at December 31, 1998) as a one-time, non-cash charge against earnings.

     If events occur during the restructuring process that result in all or a portion of the transition costs being improbable of recovery, SCE could have additional write-offs associated with these costs if they are not recovered through another regulatory mechanism. At this time, SCE cannot predict what other revisions will ultimately be made during the restructuring process in subsequent proceedings or the effect, after the transition period, that competition will have on its results of operations or financial position.

     Note 3

     Financial Instruments

     Cash Equivalents

     Cash and equivalents include tax-exempt investments ($78 million at December 31, 1998, and $949 million at December 31, 1997), and time deposits and other investments ($506 million at December 31, 1998, and $958 million at December 31, 1997) with maturities of three months or less.

     Derivative Financial Instruments

     Edison International's risk management policy allows the use of derivative financial instruments to manage financial exposure on its investments and fluctuations in interest rates, but prohibits the use of these instruments for speculative or trading purposes.

     Edison International uses the hedge accounting method to record its derivative financial instruments, except for gas call options. Hedge accounting requires an assessment that the transaction reduces risk, that the derivative be designated as a hedge at the inception of the derivative contract, and that the changes in the market value of a hedge move in an inverse direction to the item being hedged. Under hedge accounting, the derivative itself is not recorded on Edison International's balance sheet. Mark-to-market accounting would be used if the hedge accounting criteria were not met. Interest rate differentials and amortization of premiums for interest rate caps are recorded as adjustments to interest expense. If the derivatives were terminated before the maturity of the corresponding debt issuance, the realized gain or loss on the transaction would be amortized over the remaining term of the debt.

     SCE has gas call options that mitigate SCE's exposure to increases in natural gas prices. Increases in natural gas prices tend to increase the price of electricity purchased from the PX. The options cover various periods from 1998 through 2001.

     SCE uses the mark-to-market accounting method for its gas call options. Gains and losses from monthly changes in market prices are recorded as income or expense. However, the costs of the options and the market price changes are included in the transition cost balancing account. As a result, the mark-to-market gains or losses have no effect on earnings.

     Projects in the United Kingdom sell their electrical energy and capacity through a centralized electricity pool, which establishes a half-hourly clearing price, or pool price, for electrical energy. The pool price is extremely volatile, and can vary by a factor of 10 or more over the course of a few hours due to large differentials in demand according to the time of day. First Hydro mitigates a significant portion of the market risk of the pool by entering into electricity rate swap agreements, related to either the selling or purchasing price of power. These contracts are sold in various structures. These contracts act as a means of stabilizing production revenue or purchasing costs by removing an element of First Hydro's net exposure to pool price volatility.

     Loy Yang B sells its electrical energy through a centralized electricity pool, which provides for a system of generator bidding, central dispatch and a settlement system based on a clearing market for each half-hour of every day. To mitigate the exposure to price volatility of the electricity traded in the pool, Loy Yang B has entered into a number of financial hedges. Between May 1997 and December 2000, approximately 53% to 64% of the plant output sold is hedged under vesting contracts, with the remainder of the plant capacity hedged under the state hedge described below. Vesting contracts set base strike prices at which the electricity will be traded, and the parties to the agreement make payments, calculated based on the difference between the price in the contract and the half-hourly pool clearing price for the element of power under the contract. These contracts are sold in various structures. These contracts are accounted for as electricity rate swap agreements. The state hedge is a long-term contractual agreement based upon a fixed price commencing in May 1997 and terminating in October 2016.

     Interest rate swaps and collars are used to reduce the potential impact of interest rate fluctuations on floating-rate long-term debt. SCE's interest rate swap agreement requires the parties to pledge collateral according to bond rating and market interest rate changes. At December 31, 1998, SCE had pledged $25 million as collateral due to a decline in market interest rates. SCE is exposed to credit loss in the event of nonperformance by the counterparty to the agreement, but does not expect the counterparty to fail to meet its obligation.

     Edison Capital has entered into a foreign currency contract to reduce the potential impact of changes in foreign exchange rates and future foreign currency denominated cash flows.

     Edison International is subject to concentrations of credit risk as the result of elements involved in EME's financial instruments and power-sales contracts. Credit risk relates to the risk of loss that EM E would incur as a result of nonperformance by counterparties (major financial institutions and domestic and foreign utilities) under their contractual obligations. EME attempts to mitigate this risk by contracting with counterparties that have a strong capacity to meet their contractual obligations and by monitoring their credit quality. In addition, EME seeks to secure long-term power-sales contracts for its projects that are expected to result in adequate cash flow under a wide range of economic and operating circumstances. To accomplish this, EME attempts to structure its long-term contracts so that fluctuations in fuel costs will produce similar fluctuations in electric and/or steam revenue by entering into long-term fuel supply and transportation agreements. Accordingly, EME does not anticipate a material effect on its results of operations or financial condition as a result of counterparty nonperformance.

     Edison International had the following interest rate and foreign currency hedges:

                                                December 31,
                                    1998                         1997
                           ---------------------        ----------------------
                           Notional     Contract        Notional      Contract
   In millions              Amount      Expires         Amount        Expires
                           ---------------------        ----------------------
   Swaps:
     Fixed to variable     $  245     1999 - 2002       $  441      1999 - 2008
     Variable to fixed      1,163     1999 - 2008          858      1998 - 2007

    Collar                     82        1999           $   77          1999

    Foreign currency
      contract                  9        2001                -            -

    Fair Value of Financial Instruments

    Fair values of financial instruments were:

                                                  December 31,
                                            1998                    1997
                                   --------------------    -------------------
                                   Cost        Fair          Cost       Fair
    Instrument (in millions)       Basis       Value        Basis       Value
                                   --------------------    -------------------
    Financial assets:
    Decommissioning trusts         $1,534     $2,240        $1,371      $1,831
    Electricity rate swaps              -         19             -          77
    Equity investments                  7         72             9          90
    Gas call options                   39         31            34          34

    Financial liabilities:
    DOE decommissioning and
     decontamination fees          $   45     $   40        $   50      $   43
    Interest rate hedges                -        111             -          92
    Long-term debt                  8,008      8,187         8,871       9,618
    Preferred securities subject to
     mandatory redemption             406        432           425         451

     Financial assets are carried at their fair value based on quoted market prices for decommissioning trusts and equity investments and on financial models for gas call options and electricity rate swaps. Financial liabilities are recorded at cost. Financial liabilities' fair values are based on: termination costs for the interest rate swaps; brokers' quotes for long-term debt, preferred stock and the interest rate collar; and discounted future cash flows for U.S. Department of Energy (DOE) decommissioning and decontamination fees. Due to their short maturities, amounts reported for cash equivalents and short-term debt approximate fair value.

     Gross unrealized holding gains (losses) on financial assets were:

        In Millions                    December 31,     1998      1997
        -----------                    -----------      ----      ----
        Decommissioning trusts:
        Municipal bonds                                 $196      $131
        Stocks                                           365       190
        U.S. government issues                           115        91
        Short-term and other                              30        48
                                                        ----      ----
                                                         706       460
        Equity investments                                65        81
        Gas call options                                  (8)        -
                                                        ----      ----
        Total                                           $763      $541
                                                        ====      ====

     There were no unrealized holding losses on financial assets for the years presented, other than the unrealized holding loss on the gas call options in 1998.

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

     Investments

     Net unrealized gains (losses) in equity investments are recorded as a separate component of shareholders' equity under the caption: Unrealized gain in equity investments-net. Unrealized gains and losses on decommissioning trust funds are recorded in the accumulated provision for decommissioning.

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

     Long-term debt maturities and sinking-fund requirements for the next five years are: 1999-$898 million; 2000-$824 million; 2001-$734 million; 2002-$643 million; and 2003-$507 million.

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

     Although the SPE is consolidated with SCE in the financial statements, as required by generally accepted accounting principles, the S PE is legally separate from SCE, the assets of the SPE are not available to creditors of SCE or Edison International, and the transition property is legally not an asset of SCE or Edison International.

     Long-term debt consisted of:

In millions             December 31,                      1998           1997
-----------             -----------                       ----           ----
First and refunding mortgage bonds:
   1999-2026 (5.625% to 7.5%)                           $1,550         $1,825
Rate reduction notes:
   1999-2007 (6.14% to 6.42%)                            2,217          2,463
Pollution-control bonds:
   1999-2027 (5.4% to 7.2% and variable)                 1,201          1,202
Funds held by trustees                                      (2)            (2)
Debentures and notes:
   1999-2026 (5% to 20% and variable)                    3,732          4,028
Subordinated debentures
   2044 (8.375%)                                           100            100
Commercial paper for nuclear fuel                          108             92
Capital lease obligation                                    48             68
Current portion of capital lease obligation                (22)           (20)
Long-term debt due within one year                        (898)          (848)
Unamortized debt discount - net                            (26)           (37)
                                                        ------         ------
        Total                                           $8,008         $8,871
                                                        ======         ======

     Short-Term Debt

     Short-term debt consisted of:

In millions                December 31,                  1998            1997
-----------                -----------                   ----            ----
Commercial paper                                         $670            $415
Other short-term debt                                       6               8
Amount reclassified as long-term                         (108)            (92)
Unamortized discount                                       (3)             (1)
                                                         ----            ----
Total                                                    $565            $330
                                                         ====            ====

Weighted-average interest rate                            5.3%            6.0%

     At December 31, 1998, Edison International and its subsidiaries had $2.4 billion of borrowing capacity available. SCE had available lines of credit of $1.3 billion, with $800 million for short-term debt and $500 million for the long-term refinancing of its variable-rate pollution-control bonds. The nonutility subsidiaries had lines of credit of $700 million available to finance general cash requirements. The parent company had available lines of credit totaling $400 million. Edison International's unsecured revolving lines of credit are at negotiated or bank index rates with various expiration dates; the majority have five-year terms.

     Note 4

     Equity

     The CPUC regulates SCE's capital structure, limiting the dividends it may pay Edison International. At December 31, 1998, SCE had the capacity to pay $794 million in additional dividends and continue to maintain its authorized capital structure. These restrictions are not expected to affect Edison International's ability to meet its cash obligations.

     In 1998, Edison International implemented a recently issued accounting standard that requires companies to report comprehensive income. Implementation of the new standard had no effect on Edison International's results of operations or financial position.

     Changes in Edison International's common shareholders' equity were as follows:


                                                        Accumulated                              Total
                                                              Other                             Common
                                             Common   Comprehensive       Retained        Shareholders'
In millions, except share amounts             Stock          Income       Earnings              Equity
---------------------------------            ---------------------------------------------------------
Balance December 31, 1995                    $2,660         $    33         $3,700              $6,393
Net income                                                                     717                 717
Stock repurchase and retirement
     (19,216,627 shares)                       (115)                          (229)               (344)
Long-term incentive compensation plan
     (133,131 shares)                             2                                                  2
Dividends declared on common stock                                            (435)               (435)
Unrealized gain on securities                                    25                                 25
     Tax effect                                                 (10)                               (10)
Cumulative translation adjustment                                47                                 47
     Tax effect                                                   2                                  2
                                             ------         -------         ------              ------
Balance December 31, 1996                     2,547              97          3,753               6,397
                                             ------         -------         ------              ------

Net income                                                                     700                 700
Stock repurchase and retirement
     (48,992,365 shares)                       (294)                          (879)             (1,173)
Long-term incentive compensation plan
     (232,616 shares)                             5                                                  5
Dividends declared on common stock                                            (395)               (395)
Unrealized gain on securities                                    45                                 45
     Tax effect                                                 (18)                               (18)
Cumulative translation adjustment                               (38)                               (38)
     Tax effect                                                   4                                  4
Capital stock expense                             3                                                  3
Stock option appreciation                                                       (3)                 (3)
                                             ------          ------         ------              ------
Balance December 31, 1997                     2,261              90          3,176               5,527
                                             ------          ------         ------              ------
Net income                                                                     668                 668
Stock repurchase and retirement
     (25,211,232 shares)                       (152)                          (562)               (714)
Dividends declared on common stock                                            (371)               (371)
Unrealized gain on securities                                    18                                 18
Tax effect                                                       (6)                                (6)
   Reclassified adjustment for gain
        included in net income                                  (30)                               (30)
        Tax effect                                               12                                 12
   Stock option appreciation                                                    (5)                 (5)
                                             ------          ------         ------              ------
   Balance December 31, 1998                 $2,109          $   84         $2,906              $5,099
                                             ======          ======         ======              ======


     Edison International authorized common stock is 800 million shares with no par value.

     From January 1, 1999, through February 4, 1999, Edison International repurchased 2.9 million shares of common stock ($83 million).

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

     Preferred stock redemption requirements for the next five years are: 1999 through 2001-zero; 2002-$105 million; and 2003-$9 million.

     Edison   International   subsidiaries'   cumulative   preferred  securities
consisted of:

                                      December 31, 1998
                                      -----------------
Dollars in millions,                    Shares   Redemption      December 31,
except per share amounts           Outstanding        Price      1998    1997
------------------------           ------------------------      ------------

Not subject to mandatory redemption:
$25 par value preferred stock:
4.08% Series                        1,000,000        $25.50      $ 25    $ 25
4.24                                1,200,000         25.80        30      30
4.32                                1,653,429         28.75        41      41
4.78                                1,296,769         25.80        33      33
5.80                                        -             -         -      55
                                                                 ----    ----
Total                                                            $129    $184
                                                                 ====    ====

Subject to mandatory redemption:
$25 par value preferred securities:
8.50% Series                         2,500,000        $25.00     $ 63    $ 63
9.875                                3,500,000         25.00       87      87
$100 par value preferred stock:
6.05% Series                           750,000        100.00       75      75
6.45                                 1,000,000        100.00      100     100
7.23                                   807,000        100.00       81     100
                                                                 ----    ----
Total                                                            $406    $425
                                                                 ====    ====

     In 1998, 193,000 shares of Series 7.23% and 2.2 million shares of Series 5.8% preferred stock were redeemed. In 1997, 4 million shares of Series 7.36% preferred stock were redeemed. There were no preferred stock issuances for the years presented.

     Note 5

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

     The components of the net accumulated deferred income tax liability were:

In millions                     December 31,           1998            1997
-----------                     -----------            ----            ----
Deferred tax assets:
Property-related                                      $  197         $  227
Unrealized gains or losses                                 8            273
Investment tax credits                                   152            192
Regulatory balancing accounts                             96            180
Decommissioning-related                                  126            114
Executive benefit plans                                   11              5
Deferred income                                          188              -
Operating reserves                                       136            112
Loss carryforwards                                        42              9
Dividend in excess of equity earnings                     22             23
Fixed costs                                              188            109
Other                                                    681            433
                                                      ------         ------
Total                                                 $1,847         $1,677
                                                      ------         ------

Deferred tax liabilities:
Property-related                                      $3,982         $4,010
Leveraged leases                                         964            623
Capitalized software costs                               196            127
Decommissioning                                           17             17
Special allocation                                        69             51
Investment tax credit                                     23             24
Regulatory balancing accounts                            162            202
Other                                                    766            585
                                                      ------         ------
Total                                                 $6,179         $5,639
                                                      ------         ------
Accumulated deferred income taxes-net                 $4,332         $3,962
                                                      ======         ======

Classification of accumulated
deferred income taxes:
Included in deferred credits                          $4,607         $4,085
Included in current assets                               275            123

     The current and deferred components of income tax expense were:

In millions         Year ended December 31,        1998        1997       1996
-----------         ----------------------         ----        ----       ----
Current:
Federal                                            $121        $244       $325
State                                                18          55        108
Foreign                                              15         103         39
                                                   ----        ----       ----
                                                    154         402        472
                                                   ----        ----       ----
Deferred:
Accrued charges                                     (43)        (33)       (14)
Property-related                                    (14)         (8)        46
Investment and energy tax credits-net               (80)        (22)       (37)
Leveraged leases                                    346          87         26
Loss carryforwards                                  (33)        121        (41)
Nonutility special charges                            -           -          9
Pension reserves                                     (3)         (5)        45
Rate phase-in plan                                    -         (19)       (31)
Regulatory balancing accounts                       177         141         34
State tax-privilege year                             (1)          2         18
Other                                               (42)       (167)       (21)
                                                   ----        ----       ----
                                                    307          97         34
                                                   ----        ----       ----
Total income tax expense                           $461        $499       $506
                                                   ====        ====       ====

Classification of Income Taxes:
Included in operating income                       $455        $537       $563
Included in other income                              6         (38)       (57)

     The composite federal and state statutory income tax rate was 40.551% for 1998 and 1997, and 41.045% for 1996.

     The federal statutory income tax rate is reconciled to the effective tax rate below:

Year ended December 31,                            1998          1997     1996
----------------------                             ----          ----     ----

Federal statutory rate                             35.0%        35.0%     35.0%
Capitalized software                               (0.6)        (0.8)     (0.8)
Property-related and other                         10.0          5.9       7.3
Housing credits                                    (5.7)        (4.3)     (3.6)
Investment and energy tax credits                  (5.7)        (1.6)     (2.7)
State tax-net of federal deduction                  7.5          6.3       6.2
                                                   -----        -----     -----
Effective tax rate                                 40.5%        40.5%     41.4%
                                                   =====        =====     =====

     Note 6

     Employee Compensation and Benefit Plans

     Stock Option Plans

     In April 1998, Edison International shareholders approved the Edison International Equity Compensation Plan. The plan replaces the Long-Term Incentive Compensation Program, consisting of officer, director, and management plans, which was adopted by Edison International shareholders in 1992. No new awards will be made under the prior program; however, it will remain in effect as long as any awards remain outstanding under the prior program.

     The prior program participated in the use of 8.2 million shares of common stock reserved for potential issuance under various stock compensation programs to directors, officers and senior managers of Edison International and its affiliates. Under these programs, options on 3.9 million shares of Edison International common stock are currently outstanding to officers and senior managers.

     The new plan authorizes the annual issuance of shares equal to one percent of the issued and outstanding shares of Edison International common stock as of December 31 of the prior year. This authorization is cumulative so that to the extent shares are not needed to meet new plan requirements in any year, the excess authorized shares will carry over to subsequent years until plan termination. One percent of the issued and outstanding Edison International common stock on December 31, 1997, was 3.8 million shares. Under the new plan, options on 1.4 million shares of Edison International common stock are currently outstanding to officers and senior managers.

     Each option may be exercised to purchase one share of Edison International common stock, and is exercisable at a price equivalent to the fair market value of the underlying stock at the date of grant. Edison International stock options include a dividend equivalent feature. Generally, for options issued before 1994, amounts equal to dividends accrue on the options at the same time and at the same rate as would be payable on the number of shares of Edison International common stock covered by the options. The amounts accumulate without interest. For Edison International stock options issued after 1993, dividend equivalents are subject to reduction unless certain shareholder return performance criteria are met.

     The new plan's stock options have a 10-year term with one-fourth of the total award vesting after each of the first four years of the award term. The prior program's stock options have a 10-year term with one-third of the total award vesting after each of the first three years of the award term. If an optionee retires, dies or is permanently and totally disabled during the vesting period, the unvested options will vest and be exercisable to the extent of 1/36 (prior program) or 1/48 (the new plan) of the grant for each full month of service during the vesting period.

     Unvested options of any person who has served in the past on the Edison International or SCE Management Committee (which was dissolved in 1993) will vest and be exercisable upon the member's retirement, death or permanent and total disability. Upon retirement, death or permanent and total disability, the vested options may continue to be exercised within their original terms by the recipient or beneficiary. If an optionee is terminated other than by retirement, death or permanent and total disability, options which had vested as of the prior anniversary date of the grant are forfeited unless exercised within 180 days of the date of termination. All unvested options are forfeited on the date of termination.

     Edison International measures compensation expense related to stock-based compensation by the intrinsic value method. Compensation expense recorded under the stock-compensation program was $9 million, $6 million and $9 million for 1998, 1997 and 1996, respectively.

     Stock-based compensation expense under the fair-value method of accounting would have resulted in pro forma earnings of $668 million, $696 million and $714 million for 1998, 1997 and 1996, respectively, and in pro forma basic earnings per share of $1.86, $1.74 and $1.63 for 1998, 1997 and 1996, respectively.

     The fair value for each option granted, reflecting the basis for the above pro forma disclosures, was determined on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used in determining fair value through the model:

                                                     1998          1997
                                                     ----          ----
Expected life                                     7.0 years     7.0 years
Risk-free interest rate                           4.7%-5.6%     6.3%-6.8%
Expected volatility                                  17%            17%

     The application of fair-value accounting to calculate the pro forma disclosures above is not an indication of future income statement effects. The pro forma disclosures do not reflect the effect of fair-value accounting on stock-based compensation awards granted prior to 1995.

     A summary of the status of Edison International's stock options is as follows:

                                                                     Weighted-Average
                                                           ----------------------------------------
                         Share               Exercise      Exercise       Fair Value      Remaining
                       Options                  Price         Price         at Grant           Life
                       -------               --------      --------       ---------       ---------

Outstanding,
     Dec. 31, 1995   2,636,241        $14.56 - $24.44        $18.69                         7 years
Granted              1,091,850         15.81 -  18.31         17.57           $ 6.27
Expired                (18,394)        14.56 -  23.28         20.08
Forfeited              (21,810)        14.56 -  20.19         16.24
Exercised             (133,131)        14.56 -  23.28         18.19
                     ---------
Outstanding,
     Dec. 31, 1996   3,554,756        $14.56 - $24.44        $18.68                         7 years
Granted              1,350,809         19.75 -  25.19         20.19           $ 7.62
Expired                      -                      -             -
Forfeited              (33,599)        14.56 -  19.75         17.76
Exercised             (460,300)        14.56 -  23.28         19.06
                     ---------
Outstanding,
     Dec. 31, 1997   4,411,666        $14.56 - $25.19        $18.76                         7 years
Granted              1,639,300        $26.73 - $29.34        $27.25           $ 6.42
Expired                      -                      -             -
Forfeited              (46,171)       $17.63 - $28.94        $26.07
Exercised             (573,527)       $14.56 - $25.75        $17.33
                     ---------
 Outstanding,
     Dec. 31, 1998   5,431,268        $14.56 - $29.34        $21.52                         7 years


     The number of options exercisable and their weighted-average exercise prices at December 31, 1998, 1997 and 1996 were 3,805,755 at $19.72, 3,218,189 at $18.48, and 1,760,766 at $20.54, respectively.

     Phantom Stock Options

     Phantom stock option performance awards have been developed for two affiliate companies, EME and Edison Capital, as part of the Edison International long-term incentive compensation program for senior management. Each phantom stock option may be exercised to realize any appreciation in the deemed value of one hypothetical share of EME or Edison Capital stock over exercise prices. Exercise prices for EME and Edison Capital phantom stock are escalated on an annually compounded basis over the grant price by 9% and 7.75%, respectively. The deemed values of the phantom stock are recalculated annually as determined by a formula linked to the value of its portfolio of investments, less general and administrative costs. The options have a 10-year term with one-third of the total award vesting in each of the first three years of the award term. For options awarded in 1998, one-fourth of the total award vests in each of the first four years of the award term.

     Compensation expense recorded with respect to the phantom stock options was $53 million in 1998, $79 million in 1997 and $17 million in 1996.

     Pension Plan

     Edison International has a noncontributory, defined-benefit pension plan that covers employees meeting minimum service requirements. Edison International's utility operations recognize pension expense as calculated by the actuarial method used for ratemaking. In 1996, Edison International recorded pension gains from a special voluntary early retirement program. In 1998, Edison International adopted a new accounting standard that revises the disclosure requirements for pension plans. Prior periods have been restated.

     Information on plan assets and benefit obligations is shown below:

In millions             Year ended December 31,               1998      1997
-----------             ----------------------                ----      ----
Change in benefit obligation
Benefit obligation at beginning of year                      $2,116    $2,019
Service cost                                                     63        46
Interest cost                                                   143       140
Actuarial loss                                                   92       193
Benefits paid                                                  (133)     (282)
                                                             ------    ------
Benefit obligation at end of year                            $2,281    $2,116
                                                             ======    ======
Change in plan assets
Fair value of plan assets at beginning of year               $2,316    $2,171
Actual return on plan assets                                    338       372
Employer contributions                                           55        55
Benefits paid                                                  (133)     (282)
                                                             ------    ------
Fair value of plan assets at end of year                     $2,576    $2,316
                                                             ======    ======
Funded status                                                $  295    $  200
Unrecognized net gain                                          (372)     (305)
Unrecognized net obligation (17-year amortization)               34        40
Unrecognized prior service cost                                 169       184
                                                             ------    ------
Pension asset (liability)                                    $  126    $  119
                                                             ======    ======

Discount rate                                                 6.75%      7.0%
Rate of compensation increase                                 5.0%       5.0%
Expected return on plan assets                                7.5%       8.0%

     The components of pension expense were:

In millions            Year ended December 31,       1998      1997       1996
-----------            ----------------------        ----      ----       ----
Service cost                                         $ 63      $ 46       $ 51
Interest cost                                         143       140        180
Expected return on plan assets                       (172)     (161)      (203)
Net amortization and deferral                          14        13          5
                                                     ----      ----       ----
Pension expense under accounting standards             48        38         33
Regulatory adjustment-deferred                         11        17         22
                                                     ----      ----       ----
Net pension expense recognized                         59        55         55
Settlement gain                                         -         -       (121)
                                                     ----      ----       ----
Total expense (gain)                                 $ 59      $ 55       $(66)
                                                     ====      ====       ====

     Postretirement Benefits Other Than Pensions

     Employees retiring at or after age 55 with at least 10 years of service (or those eligible under a 1996 special voluntary early retirement program), are eligible for postretirement health and dental care, life insurance and other benefits. In 1996, SCE recorded special termination expenses from a special voluntary early retirement program. In 1998, SCE adopted a new accounting standard that revises the disclosure requirements for postretirement benefit plans. Prior periods have been restated.

     Information on plan assets and benefit obligations is shown below:

In millions               Year ended December 31,              1998      1997
-----------               ----------------------               ----      ----
Change in benefit obligation
Benefit obligation at beginning of year                       $1,546    $1,362
Service cost                                                      43        31
Interest cost                                                    100       100
Actuarial loss (gain)                                            (72)      112
Benefits paid                                                    (54)      (59)
                                                              ------    ------
Benefit obligation at end of year                             $1,563    $1,546
                                                              ======    ======
Change in plan assets
Fair value of plan assets at beginning of year                $  815    $  617
Actual return on plan assets                                     147       147
Employer contributions                                           121       110
Benefits paid                                                    (54)      (59)
                                                              ------    ------
Fair value of plan assets at end of year                      $1,029    $  815
                                                              ======    ======
Funded status                                                 $ (534)   $ (731)
Unrecognized net loss                                             87       245
Unrecognized transition obligation (20-year
     amortization)                                               378       405
                                                              ------    ------
Recorded asset (liability)                                    $  (69)   $  (81)
                                                              ======    ======

Discount rate                                                   6.75%      7.0%
Expected return on plan assets                                  7.5%       8.0%

     The components of postretirement benefits other than pensions expense were:


In millions         Year ended December 31,         1998        1997      1996
-----------         ----------------------          ----        ----      ----
Service cost                                        $ 43         $ 31      $ 33
Interest cost                                        100          100        91
Expected return on plan assets                       (62)         (50)      (43)
Amortization of loss                                   1            5         6
Amortization of transition obligation                 27           27        27
                                                    ----         ----      ----
Net expense                                          109          113       114
Special termination expense                            -            -        72
                                                    ----         ----      ----
Total expense                                       $109         $113      $186
                                                    ====         ====      ====

     The assumed rate of future increases in the per-capita cost of health care benefits is 8.25% for 1999, gradually decreasing to 5.0% for 2009 and beyond. Increasing the health care cost trend rate by one percentage point would increase the accumulated obligation as of December 31, 1998, by $269 million and annual aggregate service and interest costs by $32 million. Decreasing the health care cost trend rate by one percentage point would decrease the accumulated obligation as of December 31, 1998, by $214 million and annual aggregate service and interest costs by $25 million.

     Employee Savings Plan

     Edison International has a 401(k) defined contribution savings plan designed to supplement employees' retirement income. The plan received employer contributions of $18 million in 1998, $16 million in 1997 and $25 million in 1996.

     Note 7

     Jointly Owned Utility Projects

     SCE owns interests in several generating stations and transmission systems for which each participant provides its own financing. SCE's share of expenses for each project is included in the consolidated statements of income.

     The investment in each project, as included in the consolidated balance sheet as of December 31, 1998, was:

                                      Accumulated
                         Original    Depreciation
                         Cost of              and         Under      Ownership
In millions              Facility    Amortization      Construction   Interest
-----------              -------     ------------      ------------  --------
Transmission systems:
Eldorado                  $   31       $    6                $   2       60%
Pacific Intertie             239           78                    5       50
Generating stations:
Four Corners (coal)
     Units 4 and 5           459          288                    2       48
Mohave (coal)                315          183                    6       56
Palo Verde (nuclear)(1)    1,605          908                   12       16
San Onofre (nuclear)(1)    4,217        2,762                   63       75
                          ------       ------                -----
Total                     $6,866       $4,225                $  90
                          ======       ======                =====

(1) Reported as "Regulatory asset-unamortized nuclear investment-net."

     Note 8

     Leases

     Leveraged Leases

     Edison Capital is the lessor in several leveraged-lease agreements with terms of 13 to 38 years. All operating, maintenance, insurance and decommissioning costs are the responsibility of the lessees. The total cost of these facilities was $4.8 billion and $3.1 billion at December 31, 1998, and 1997, respectively.

     The equity investment in these facilities is 23% of the purchase price. The remainder is nonrecourse debt secured by first liens on the leased property. The lenders have accepted their security interests as their only remedy if the lessee defaults.

     The net investment in leveraged leases consisted of:

In millions                   December 31,         1998               1997
-----------                   -----------          ----               ----
Rentals receivable (net of principal and
  interest on nonrecourse debt)                   $2,635             $1,634
Unearned income                                   (1,062)              (728)
Investment in leveraged leases                     1,573                906
Estimated residual value                              58                 58
Deferred income taxes                               (964)              (623)
                                                  ------             ------
Net investment in leveraged leases                $  667             $  341
                                                  ======             ======

     Operating and Capital Leases

     Edison International has operating leases, primarily for vehicles (with varying terms, provisions and expiration dates) and a capital lease ($48 million) for a nonutility power-production facility.

     Estimated remaining commitments for noncancelable leases at December 31, 1998, were:

                                                     Operating   Capital
In millions                                             Leases    Leases
-----------                                          ---------   -------
Year ended December 31,
1999                                                    $ 29      $ 27
2000                                                      23        27
2001                                                      18         -
2002                                                      14         -
2003                                                      10         -
Thereafter                                                31         1
                                                        ----      ----
Total future commitments                                $125        55
                                                        ====
Amount representing interest (9.65%)                                (7)
                                                                  ----
Net commitments                                                   $ 48
                                                                  ====

     Note 9

     Commitments

     Nuclear Decommissioning

     Decommissioning is estimated to cost $1.9 billion in current-year dollars, based on site-specific studies performed in 1998 for San Onofre and Palo Verde. Changes in the estimated costs, timing of decommissioning, or the assumptions underlying these estimates could cause material revisions to the estimated total cost to decommission in the near term. SCE plans to decommission its nuclear generating facilities by a prompt removal method authorized by the Nuclear Regulatory Commission. Decommissioning is scheduled to begin in 2013 for San Onofre Units 2 and 3, and 2025 at Palo Verde. In December 1998, SCE requested the CPUC's approval to access its nuclear decommissioning trust funds to commence decommissioning of San Onofre Unit 1 in 2000.

     Decommissioning costs, which are accrued and recovered through non-bypassable customer rates over the term of each nuclear facility's operating license, are recorded as a component of depreciation expense.

     Decommissioning expense was $164 million in 1998, $154 million in 1997 and $148 million in 1996. The accumulated provision for decommissioning, excluding San Onofre Unit 1, was $1.2 billion at December 31, 1998, and $1.1 billion at December 31, 1997. The estimated costs to decommission San Onofre Unit 1 ($368 million) are recorded as a liability.

     Decommissioning funds collected in rates are placed in independent trusts, which, together with accumulated earnings, will be utilized solely for decommissioning.

     Trust investments include:

                                      Maturity             December 31,
In millions                             Dates            1998         1997
-----------                           --------           ----         ----
Municipal bonds                       2000-2029        $  547       $  459
Stocks                                      -             550          392
U.S. government issues                1999-2029           355          357
Short-term and other                  1999-2028            82          163
                                                       ------       ------
Trust fund balance (at cost)                           $1,534       $1,371
                                                       ======       ======

     Trust fund earnings (based on specific identification) increase the trust fund balance and the accumulated provision for decommissioning. Net earnings were $63 million in 1998, $54 million in 1997 and $49 million in 1996. Proceeds from sales of securities (which are reinvested) were $1.2 billion in 1998, $595 million in 1997 and $1.0 billion in 1996. Approximately 89% of the trust fund contributions were tax-deductible.

     Other Commitments

     SCE and EME have fuel supply contracts which require payment only if the fuel is made available for purchase.

     SCE has power-purchase contracts with certain qualifying facilities (cogenerators and small power producers) and other utilities. These contracts provide for capacity payments if a facility meets certain performance obligations and energy payments based on actual power supplied to SCE. There are no requirements to make debt-service payments.

     SCE has unconditional purchase obligations for part of a power plant's generating output, as well as firm transmission service from another utility. Minimum payments are based, in part, on the debt-service requirements of the provider, whether or not the plant or transmission line is operable. The purchased-power contract is not expected to provide more than 5% of current or estimated future operating capacity. SCE's minimum commitment under both contracts is approximately $172 million through 2017.

     Certain commitments for the years 1999 through 2003 are estimated below:

In millions                   1999      2000       2001       2002      2003
                              ----      ----       ----       ----      ----
Projected construction
  expenditures                $953      $831       $726       $699      $689
Fuel supply contracts          229       199        190        207       185
Purchased-power
  capacity payments            744       786        797        704       689
Unconditional purchase
     obligations                 9        10         10          9        10

     EME has firm commitments to make equity and other contributions to its projects of $266 million, primarily for the ISAB project in Italy, the Paiton project in Indonesia, the EcoElectrica project in Puerto Rico, the Tri Energy project in Thailand and the Doga project in Turkey. EME also has contingent obligations to make additional contributions of $204 million, primarily for equity support guarantees related to Paiton.

     In August 1998, EME entered into agreements to acquire Homer City Generating Station (located near Pittsburgh, Pennsylvania) for approximately $1.8 billion. The sale, pending final approval, is expected to be completed by the end of the first quarter 1999. EME plans to finance this acquisition with a combination of debt secured by the project, EME corporate debt and cash.

     Edison Capital has commitments of $276 million to fund affordable housing, and energy and infrastructure investments.

     Note 10

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

     Edison International's recorded estimated minimum liability to remediate its 49 identified sites is $171 million. The ultimate costs to clean up Edison International's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. Edison International believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $247 million. The upper limit of this range of costs was estimated using assumptions least favorable to Edison International among a range of reasonably possible outcomes. SCE has sold all of its gas- and oil-fueled generation plants and has retained some liability associated with the divested properties.

     The CPUC allows SCE to recover environmental-cleanup costs at 41 of its sites, representing $88 million of its recorded liability, through an incentive mechanism (SCE may request to include additional sites). Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs from insurance carriers and other third parties. SCE has successfully settled insurance claims with all responsible carriers. Costs incurred at SCE's remaining sites are expected to be recovered through customer rates. SCE has recorded a regulatory asset of $141 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

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

     Edison International expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $4 million to $10 million. Recorded costs for 1998 were $7 million.

     Based on currently available information, Edison International believes it is unlikely that it will incur amounts in excess of the upper limit of the estimated range and, based upon the CPUC' s regulatory treatment of environmental-cleanup costs, Edison International believes that costs ultimately recorded will not materially affect its results of operations or financial position. There can be no assurance, however, that future developments, including additional information about existing sites or the identification of new sites, will not require material revisions to such estimates.

     Nuclear Insurance

     Federal law limits public liability claims from a nuclear incident to $9.6 billion. SCE and other owners of San Onofre and Palo Verde have purchased the maximum private primary insurance available ($200 million). The balance is covered by the industry's retrospective rating plan that uses deferred premium charges to every reactor licensee if a nuclear incident at any licensed reactor in the U.S. results in claims and/or costs which exceed the primary insurance at that plant site. Federal regulations require this secondary level of financial protection. The Nuclear

Regulatory Commission exempted San Onofre Unit 1 from this secondary level, effective June 1994. The maximum deferred premium for each nuclear incident is $88 million per reactor, but not more than $10 million per reactor may be charged in any one year for each incident. Based on its ownership interests, SCE could be required to pay a maximum of $175 million per nuclear incident. However, it would have to pay no more than $20 million per incident in any one year. Such amounts include a 5% surcharge if additional funds are needed to satisfy public liability claims and are subject to adjustment for inflation. If the public liability limit above is insufficient, federal regulations may impose further revenue-raising measures to pay claims, including a possible additional assessment on all licensed reactor operators.

     Property damage insurance covers losses up to $500 million, including decontamination costs, at San Onofre and Palo Verde. Decontamination liability and property damage coverage exceeding the primary $500 million also has been purchased in amounts greater than federal requirements. Additional insurance covers part of replacement power expenses during an accident-related nuclear unit outage. These policies are issued primarily by mutual insurance companies owned by utilities with nuclear facilities. If losses at any nuclear facility covered by the arrangement were to exceed the accumulated funds for these insurance programs, SCE could be assessed retrospective premium adjustments of up to $22 million per year. Insurance premiums are charged to operating expense.

     Spent Nuclear Fuel

     Under the Nuclear Waste Policy Act of 1982, the DOE is responsible for the selection and development of repositories for, and the disposal of, spent nuclear fuel and high-level radioactive waste. The Act requires that the DOE provide for the disposal of spent nuclear fuel and high-level radioactive waste from nuclear generation stations beginning January 31, 1998. However, the DOE did not meet its obligation. It is not certain when the DOE will begin accepting spent nuclear fuel from San Onofre or from other nuclear power plants.

     SCE has paid the DOE the required one time fee applicable to nuclear generation at San Onofre through April 6, 1983, (approximately $24 million, plus interest). SCE is also paying the required quarterly fee equal to one mill per kilowatt-hour of nuclear-generated electricity sold after April 6, 1983.

     SCE has primary responsiblity for the interim storage of its spent nuclear fuel at San Onofre. Current capability to store spent fuel is estimated to be adequate through 2005. Meeting spent fuel storage requirements beyond that period could require new and separate interim storage facilities, the costs for which have not been determined. Extended delays by the DOE can lead to consideration of costly alternatives involving siting and environmental issues.

     Palo Verde on-site spent fuel storage capacity will accommodate needs until 2002 for Units 1 and 2, and until 2003 for Unit 3. Arizona Public Service, operating agent for Palo Verde, has commenced construction of an interim fuel storage facility and projects completion in 2002.

     SCE and other owners of nuclear power plants may be able to recover interim storage costs arising from DOEdelays in the acceptance of utility spent nuclear fuel by pursuing relief under the terms of the contracts, as directed by the courts, or through other court actions.

     Note 11

     Investments in Partnerships and
     Unconsolidated Subsidiaries

     Edison International's nonutility subsidiaries have equity interests in energy generation projects and real estate investment partnerships.

     Summarized financial information of these investments was:

In millions          Year ended December 31,       1998        1997      1996
-----------          ----------------------        ----        ----      ----
Revenue                                           $1,848      $1,946    $1,731
Expenses                                           1,525       1,578     1,393
                                                  ------      ------    ------
Net income                                        $  323      $  368    $  338
                                                  ======      ======    ======

In millions                    December 31,        1998        1997
-----------                    -----------         ----        ----
Current assets                                    $  655      $  637
Other assets                                       6,811       5,520
                                                  ------      ------
Total assets                                      $7,466      $6,157
                                                  ======      ======

Current liabilities                               $1,190      $  949
Other liabilities                                  4,493       3,592
Equity                                             1,783       1,616
                                                  ------      ------
Total liabilities and equity                      $7,466      $6,157
                                                  ======      ======

     Note 12

     Business Segments

     Edison International implemented a new accounting standard in 1998 that requires the reporting of certain information about operating segments. Edison International's reportable business segments include its electric utility operation segment (SCE), an unregulated power generation segment (EME) and a capital and financial services provider segment (Edison Capital). Its segments are based on Edison International's internal organization. They are separate business units and are managed separately. Edison International evaluates performance based on net income.

     SCE is a rate-regulated electric utility which produces and supplies electric energy in central, coastal and Southern California. SCE's regulatory environment is changing, as discussed in Note 2 to the Consolidated Financial Statements. EME is a leading global producer of electricity engaged in the development, ownership and operation of electric power generation facilities worldwide. Edison Capital is a leading provider of capital and financial services with investments worldwide.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

     Edison International's business segment information was:

                                                 Unregulated      Capital &                 Consolidated
                                    Electric           Power      Financial                       Edison
In millions                          Utility      Generation       Services    Other (1)   International
                                   ---------    ------------      ---------    --------    -------------
1998
Operating revenue                   $8,847         $  704        $    235       $  233          $ 10,019
Equity in income
     from investments                     -           189               -            -               189
Depreciation,
     decommissioning
     and amortization                1,546             87              20            9             1,662
Interest and dividend income            67             50               4          (13)              108
Interest expense-net                   477            183              50           (8)              702
Income tax expense                     442             70             (15)         (36)              461
Net income                             515            132             105          (84)              668


Total assets                        16,947          5,158           2,276          317            24,698
Additions to property
     and plant                         861             73               -           29               963
--------------------------------------------------------------------------------------------------------
1997
Operating revenue                   $7,953         $  786        $    138       $  169             9,046
Equity in income
     from investments                    -            189               -            -               189
Depreciation,
     decommissioning
     and amortization                1,240            103              17            2             1,362
Interest and dividend income            45             27              10            3                85
Interest expense-net                   435            210              29           25               699
Income tax expense                     520             57             (44)         (34)              499
Net income                             606            115              61          (82)              700

Total assets                        18,059          4,985           1,783          274            25,101
Additions to property
     and plant                         685             88               -           10               783
--------------------------------------------------------------------------------------------------------
1996
Operating revenue                   $7,583         $  690        $     49         $ 69          $  8,391
Equity in income
     from investments                    -            154               -            -               154
Depreciation,
     decommissioning
     and amortization                1,064             90              14            5             1,173
Interest and dividend income            38             21               8           (4)               63
Interest expense-net                   443            151              14           18               626
Income tax expense                     511             82             (62)         (25)              506
Net income                             655             92              41          (71)              717

Total assets                        17,737          5,153           1,423          246            24,559
Additions to property
     and plant                         616            120               -            8               744

(1) Includes amounts from nonutility subsidiaries not significant as a reportable segment.

     Geographic Information

     Electric power and steam generated domestically by EME is sold primarily under long-term contracts to electric utilities and industrial steam users located in the U.S. Projects located in the United Kingdom and a project in Australia sell their energy through a centralized power pool. Other electric power generated overseas is sold primarily under long-term contracts to electric utilities located in the country where the power is generated. All electric power generated by SCE is sold to the PX.

     Edison International's foreign and domestic revenue and assets information was:

In millions               Year ended December 31,      1998       1997    1996
-----------               ----------------------       ----       ----    ----
Revenue
United States                                        $ 9,502     $8,452  $7,871
Foreign countries                                        706        783     674
                                                      ------     ------  ------
                                                     $10,208     $9,235  $8,545
                                                     =======     ======  ======

In millions                     December 31,           1998       1997
-----------                     -----------            ----       ----
Assets
United States                                        $20,739    $21,048
Foreign countries:
     United Kingdom                                    1,787      1,759
     Australia                                         1,326      1,461
     Other                                               846        833
                                                     -------    -------
                                                     $24,698    $25,101
                                                     =======    =======

                      QUARTERLY FINANCIAL DATA (UNAUDITED)


In millions,                                         1998                                              1997
                                                     ----                                              ----
except per share amounts   Total     Fourth      Third     Second     First      Total       Fourth     Third     Second      First
------------------------   -----     ------      -----     ------     -----      -----       ------     -----     ------      -----
Operating revenue(1)     $10,208   $  2,615   $   3,441  $   2,243   $  1,909   $  9,235   $   2,329   $ 2,738   $ 2,167    $ 2,001
Operating income           1,329        345         360        298        326      1,498         342       470       329        357
Net income                   668        163         216        145        144        700         139       277       139        145
Per share:
  Basic earnings            1.86        .46         .61        .40        .39       1.75         .37       .70       .34        .35
  Diluted earnings          1.84        .46         .60        .40        .38       1.73         .36       .70       .34        .34
  Dividends declared        1.04        .26         .26        .26        .26       1.00         .25       .25       .25        .25
Common stock prices:
    High                 $    31   $28 9/16   $29 11/16  $      31   $30 1/16   $27 13/16  $27 13/16   $27 1/8   $25 5/8    $23 1/8
    Low                   25 1/8    25  1/8    25   3/8   27 15/16    25 3/16      19 1/2   24 13/16    24        20 1/4     19 1/2
    Close                 27 7/8    27  7/8    25 11/16   29  9/16    29 3/8      27 3/16    27 3/16    25 1/4    24 7/8     22 1/2


(1)Effective second quarter 1998, operating revenue includes sales to the PX.

BOARD OF DIRECTORS

John E. Bryson (1)
Chairman of the Board
and CEO, Edison International
and Southern California Edison
A director since 1990

Winston H. Chen (2), (5)
Chairman of the Paramitas
Foundation and Chairman of
Paramitas Investment
Corporation, Santa Clara, CA
A director since 1995

Warren Christopher (1), (4)
Senior Partner,
O'Melveny & Myers,
Los Angeles, CA
A director since 1971*

Stephen E. Frank
President and Chief
Operating Officer,
Southern California Edison
A director since 1995

Joan C. Hanley (2), (4)
Former General Partner,
Miramonte Vineyards,
Rancho Palos Verdes, CA
A director since 1980

Carl F. Huntsinger (1), (5)
General Partner,
DAE Limited Partnership Ltd.,
Ojai, CA
A director since 1983

Charles D. Miller (3), (5)
Chairman of the Board,
Avery Dennison Corporation,
Pasadena, CA
A director since 1987

Luis G. Nogales (2), (3)
President,
Nogales Partners,
Los Angeles, CA
A director since 1993

Ronald L. Olson (2), (4)
Senior Partner,
Munger, Tolles and Olson,
Los Angeles, CA
A director since 1995

James M. Rosser (3), (4)
President,
California State University,
Los Angeles,
Los Angeles, CA
A director since 1985

E. L. Shannon, Jr.(1), (2), (6)
Retired Chairman of the Board,
Santa Fe International
Corporation,
Alhambra, CA
A director since 1977

Robert H. Smith (2), (3), (4)
Managing Director,
Smith and Crowley Incorporated,
Pasadena, CA
A director since 1987

Thomas C. Sutton (3), (5)
Chairman of the Board and CEO,
Pacific Life Insurance Company,
Newport Beach, CA
A director since 1995

Daniel M. Tellep (3), (5)
Retired Chairman of the Board,
Lockheed Martin Corporation,
Bethesda, MD
A director since 1992

James D. Watkins (1), (6)
Admiral USN, Retired,
President, Joint Oceanographic
Institutions, Inc., and President,
Consortium for Oceanographic
Research and Education,
Washington, D.C.
A director since 1993

Edward Zapanta, M.D. (1), (5)
Physician and Neurosurgeon,
Torrance, CA
A director since 1984

*  8/19/71 to 1/20/77
   6/18/81 to 1/19/93
   5/15/97 to present

(1)  Member of the Executive Committee
(2)  Member of the Finance Committee
(3)  Member of the Compensation and Executive Personnel Committee
(4)  Member of the Nominating Committee
(5)  Member of the Audit Committee
(6)  Retiring on April 15, 1999

MANAGEMENT TEAM

EDISON INTERNATIONAL

John E. Bryson
Chairman of the Board and CEO

Bryant C. Danner
Executive Vice President and
General Counsel

Alan J. Fohrer
Executive Vice President and
Chief Financial Officer

Theodore F. Craver, Jr.
Senior Vice President and Treasurer

Robert G. Foster
Senior Vice President, Public Affairs

Lillian R. Gorman
Senior Vice President, Human Resources

William J. Heller
Senior Vice President,
Strategic Planning and
New Business Development

Richard K. Bushey (1)
Vice President and Controller

Thomas J. Higgins
Vice President,
Corporate Communications

Thomas M. Noonan (2)
Vice President and Controller

Anthony L. Smith
Vice President, Tax

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

Pamela A. Bass
Senior Vice President,
Customer Service Business Unit

Theodore F. Craver, Jr.
Senior Vice President and Treasurer

John R. Fielder
Senior Vice President,
Regulatory Policy and Affairs

Robert G. Foster
Senior Vice President, Public Affairs

Lillian R. Gorman
Senior Vice President, Human Resources

Richard M. Rosenblum
Senior Vice President,
T&D Business Unit

Emiko Banfield
Vice President, Shared Services

Richard K. Bushey (1)
Vice President and Controller

Bruce C. Foster
Vice President,
San Francisco Regulatory Affairs

Lawrence D. Hamlin
Vice President, Power Production

Thomas J. Higgins
Vice President,
Corporate Communications

R. W. Krieger
Vice President, Nuclear Generation

J. Michael Mendez
Vice President, Labor Relations

Thomas M. Noonan (2)
Vice President and Controller

Dwight E. Nunn
Vice President, Nuclear Engineering and Technical Services

Frank J. Quevedo
Vice President, Equal Opportunity

Anthony L. Smith
Vice President, Tax

Mahvash Yazdi
Vice President and
Chief Information Officer

Beverly P. Ryder
Corporate Secretary

(1) Resigned March 1, 1999
(2) Effective March 1, 1999

MANAGEMENT TEAM

EDISON MISSION ENERGY


Edward R. Muller
President and CEO

Robert M. Edgell
Executive Vice President

James V. Iaco, Jr.
Senior Vice President and
Chief Financial Officer

Georgia R. Nelson
Senior Vice President

Raymond W. Vickers
Senior Vice President and
General Counsel

S. Linn Williams
Senior Vice President

EDISON CAPITAL

Thomas R. McDaniel
President and CEO,
Edison Capital and
Mission Land Company

Ashraf T. Dajani
Senior Vice President,
Edison Capital

Richard E. Lucey
Senior Vice President and
Chief Financial Officer,
Edison Capital

Larry C. Mount
Vice President and General Counsel,
Edison Capital

Charles W. Johnson
Executive Vice President,
Mission Land Company

Vikram S. Budhraja
President,
Edison Technology Solutions

EDISON ENTERPRISES


Stephen E. Pazian
President and CEO,
Edison Enterprises

A. Robert Handell
President and Chief Operating Officer,
Edison Source

Michael L. Merlo
President and Chief Operating Officer,
Edison Select

Dennis A. Eastman
Senior Vice President and
General Manager,
Edison Utility Services

Tim S. Glassett
Senior Vice President and
General Counsel,
Edison Enterprises

William P. Kuehn
Senior Vice President and
Chief Financial Officer,
Edison Enterprises

               SELECTED FINANCIAL AND OPERATING DATA: 1994 - 1998

Dollars in millions, except per share amounts                1998           1997             1996           1995             1994
                                                             ----           ----             ----           ----             ----

Edison International and Subsidiaries
Operating revenue(1)                                      $ 10,208        $  9,235         $ 8,545        $ 8,405         $  8,345
Operating expenses(1)                                     $  8,879        $  7,737         $ 7,067        $ 7,028         $  7,046
Net income                                                $    668        $    700         $   717        $   739         $    681
Weighted-average shares of common
    stock outstanding (in millions)                            359             400             437            446              448
Per share data:
    Basic earnings                                        $   1.86        $   1.75         $  1.64        $  1.66         $   1.52
    Diluted earnings                                      $   1.84        $   1.73         $  1.63        $  1.65         $   1.52
    Dividends paid                                        $   1.03        $   1.00         $  1.00        $  1.00         $   1.21
    Dividends declared                                    $   1.04        $   1.00         $  1.00        $  1.00         $  1.105
    Book value at year-end                                $  14.55        $  14.71         $ 15.07        $ 14.41         $  13.72
    Market value at year-end                              $ 27 7/8        $27 3/16         $19 7/8        $17 5/8         $ 14 5/8
Dividend payout ratio (paid)                                  55.4%           57.1%           61.0%          60.2%            79.6%
Rate of return on common equity                               12.8%           11.7%           11.1%          11.8%            11.3%
Price/earnings ratio                                          15.0            15.5            12.1           10.6              9.6
Ratio of earnings to fixed charges                            2.31            2.39            2.40           2.55             2.48
Assets                                                    $ 24,698        $ 25,101         $24,559        $23,946         $ 22,390
Retained earnings                                         $  2,906        $  3,176         $ 3,753        $ 3,700         $  3,452
Common shareholders' equity                               $  5,099        $  5,527         $ 6,397        $ 6,393         $  6,144
Preferred securities:
    Not subject to mandatory redemption                   $    129        $    184         $   284        $   284         $    359
    Subject to mandatory redemption                       $    406        $    425         $   425        $   425         $    362
Long-term debt                                            $  8,008        $  8,871         $ 7,475        $ 7,195         $  6,347

Southern California Edison Company
Operating revenue(1)                                      $  8,847        $  7,953         $ 7,583        $ 7,873         $  7,799
Earnings                                                  $    490        $    576         $   621        $   643         $    599
Basic earnings per Edison International common share      $   1.37        $   1.44         $  1.42        $  1.44         $   1.34
Rate of return on common equity                               13.3%           11.6%           12.1%          12.6%            12.0%
Peak demand in megawatts (MW)                               19,935          19,118          18,207         17,548           18,044
Generation capacity at peak (MW)                            10,546          21,511          21,602         21,603           20,615
Kilowatt-hour sales (in millions)                           76,595          77,234          75,572         74,296           77,986
Customers (in millions)                                       4.27            4.25            4.22           4.18             4.15
Full-time employees                                         13,177          12,642          12,057         14,886           16,351

Edison Mission Energy
Revenue                                                   $    894        $    975         $   844        $   467         $    381
Net income                                                $    132        $    115         $    92        $    64         $     55
Assets                                                    $  5,158        $  4,985         $ 5,153        $ 4,374         $  2,843
Rate of return on common equity                               14.8%           12.2%            8.8%           9.7%             9.6%
Ownership in operating projects (MW)                         5,153           5,180           4,706          4,212            2,048
Full-time employees                                          1,180           1,140             940            902              690

Edison Capital
Revenue                                                   $    235        $    138         $    49        $    49        $      47
Net income                                                $    105        $     61         $    41        $    39        $      33
Assets                                                    $  2,276        $  1,783         $ 1,423        $ 1,063        $   1,008
Rate of return on common equity                               30.2%           23.2%           17.7%          18.5%            16.8%
Full-time employees                                             85              85              70             42               33


(1)1998 operating revenue includes $1.3 billion from sales to the Power Exchange; 1998 operating expenses include $2.0 billion of power purchased from the Power Exchange.

SHAREHOLDER INFORMATION

Annual Meeting

The 1998 annual meeting of shareholders will be held on Thursday, April 15, 1999, at 10:00 a.m. at the Industry Hills Sheraton Resort and Conference Center, One Industry Hills Parkway, City of Industry, California.

Stock Listing and Trading Information

Edison International Common Stock
The New York and Pacific stock exchanges use the ticker symbol EIX. Daily papers list as EdisonInt.

Preferred Stock

Southern California Edison's preferred stocks are listed on the American and Pacific stock exchanges under the ticker symbol SCE. Previous day's closing prices, when traded, are listed in the daily newspapers in the American Stock Exchange composite table under the symbol SoCalEd. The 6.05%, 6.45% and 7.23% series are not listed. The preferred securities of Mission Capital, an affiliate of Edison Mission Energy, are listed on the New York Stock Exchange under the ticker symbol MEPrA for the 9.875% series and MEPrB for the 8.50% series.

Transfer Agent and Registrar

Southern California Edison maintains shareholder records and is transfer agent And registrar for Edison International common stock and Southern California Edison preferred stocks. Shareholders may call Shareholder Services, 800.347.8625, between 8:00 a.m. and 4:00 p.m. (Pacific Time) every business day regarding:

        *      stock transfer and name-change requirements;
        *      address changes, including dividend addresses;
        *      electronic deposit of dividends;
        *      taxpayer identification number submission or changes;
        *      duplicate 1099 and W-9 forms;
        * notices of and replacement of lost or destroyed stock certificates and dividend checks;
        *      requests to eliminate multiple annual report mailings;
        * Edison International's Dividend Reinvestment Plan, including enrollments, withdrawals, terminations, transfers, sales, duplicate statements; and
        * requests for access to online account information via www.edisoninvestor.com.

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





                                                            EXHIBIT 21

                        EDISON INTERNATIONAL TIER LIST

[Numbers on left are Dun & Bradstreet hierarchy (tier level) indicators]



                                 HOLDING COMPANY

00 EDISON INTERNATIONAL is a corporation organized under the laws of the State of California and having its principal place of business at 2244 Walnut Grove Avenue (P.O. Box 999), Rosemead, California 91770. It was organized principally to acquire and hold securities of other corporations for investment purposes. Edison International has the following subsidiaries:

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

02 EDISON ESI is a California corporation engaged in the business of marketing services, products, information, and copyrighted materials to third parties on behalf of SCE.

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

02 SCE UK SERVICES LTD is a United Kingdom private limited company that provides auditing services for affiliated companies.

02 SOUTHERN STATES REALTY is a California corporation engaged in holding real estate assets for SCE.

                             NONUTILITY SUBSIDIARIES

01 EDISON DRIVES ELECTRIC is a California corporation having its principal place of business at 2244 Walnut Grove Avenue, Rosemead, California 91770, which is engaged in administering a vehicle lease program for Edison International employees.

01 EDISON INSURANCE SERVICES, INC., is a Hawaii corporation having its principal executive office at 1099 Alakea Street, 22nd Floor, Honolulu, Hawaii 96813, formed for the purpose of issuing domestic and foreign property damage and business interruption insurance to Edison International and its subsidiaries.

01 EDISON VENTURES is a California corporation having its principal place of business at 2244 Walnut Grove Avenue, Rosemead, California 91770, which was organized to own the stock and coordinate the activities of nonutility companies. The subsidiaries of Edison Ventures are as follows:

02 EDISON TRANSENERGY is a California corporation having its principal place of business at 2244 Walnut Grove Avenue, Rosemead, California 91770, which is engaged in pipeline development activities to transport crude oil.

01   EDISON ENERGY (inactive)

01 THE MISSION GROUP is a California corporation having its principal place of business at 18101 Von Karman Avenue, Suite 1700, Irvine, California 92612-1046, which was organized to own the stock and coordinate the activities of nonutility companies. The subsidiaries of The Mission Group are as follows:

02 EDISON TECHNOLOGY SOLUTIONS ("ETS") is a California corporation having its principal place of business at 6040 North Irwindale Avenue, Irwindale, California 91706, which was organized to engage in technology development and commercialization. The subsidiaries of Edison Technology Solutions are as follows:

03 EDISON EV is a California corporation having its principal place of business at 6040 North Irwindale Avenue, Irwindale, California 91706, which is engaged in the business of providing electric vehicle charging infrastructure.

03 FACILICHEM, INC., is a California corporation having its principal place of business at 333 Ravenswood Avenue, Menlo Park, California 94025, which was organized to engage in the research, development and commecialization of liquid membrane technologies for application in specific industrial and chemical processes.
              ETS has a 10% ownership interest with an option to increase that interest to 16.66%

02 EDISON ENVIRONMENTAL SERVICES is a California corporation having its principal place of business at 18101 Von Karman Avenue, Suite 1700, Irvine, California 92612-1046, which was organized to provide nuclear decommissioning services.

02 EDISON ENTERPRISES is a California corporation having its principal place of business at 13191 Crossroads Parkway North, City of Industry, California 91746, which was organized to own the stock and coordinate the activities of various retail companies. The subsidiaries of Edison Enterprises are as follows:

03 EDISON SOURCE is a California corporation having its principal place of business at 13191 Crossroads Parkway North, City of Industry, California 91746. It is engaged in the business of integrated energy services and wholesale power marketing.

04 G.H.V. REFRIGERATION, INC. is a California corporation having its principal place of business at 13191 Crossroads Parkway North, City of Industry, California 91746. It is engaged in the business of providing refrigeration/HVAC operations, maintenance and installations throughout Southern California and Arizona.

03 EDISON SELECT is a California corporation having its principal place of business at 13191 Crossroads Parkway North, City of Industry, California 91746. It is engaged in the business of providing consumer products and services.

04               EDISON HOME PROTECTION COMPANY (inactive)

04 SELECT HOME WARRANTY COMPANY is a California corporation having its principal place of business at 13191 Crossroads Parkway North, City of Industry, California 91746. It is engaged in the home protection company business.

04 VALLEY BURGLAR & FIRE ALARM CO., INC. is a California corporation having its principal place of business at 13191 Crossroads Parkway North, City of Industry, California 91746. It is engaged in the business of providing home security services.

04 WESTEC RESIDENTIAL SECURITY, INC. is a Delaware corporation having its principal place of business at 13191 Crossroads Parkway North, City of Industry, California 91746. It is engaged in the business of providing home security services.

03 EDISON UTILITY SERVICES is a California corporation having its principal place of business at 13191 Crossroads Parkway North, City of Industry, California 91746. It is engaged in the business of providing services including billing and transmission and distribution outsourcing.

02 EDISON CAPITAL is a California corporation having its principal place of business at 18101 Von Karman Avenue, Suite 800, Irvine, California 92612-1046. It is engaged in the business of leveraged- leasing transactions and other project financings, either directly or through subsidiaries. Edison Capital owns a group of subsidiaries and has interests in various partnerships through its subsidiaries. The subsidiaries and partnerships of Edison Capital are listed below. Unless otherwise indicated, all entities are corporations, are organized under the laws of the State of California, and have the same principal place of business as Edison Capital. (P)=partnership;
          (C)=commitment.

03     BURLINGTON APARTMENTS, INC.
04        Burlington Arboretum L.P. (P) 1%
03     EDISON CAPITAL EUROPE LIMITED (UK corporation)
03     EDISON CAPITAL VENTURES
03     EDISON FUNDING COMPANY
04        EDISON CAPITAL HOUSING INVESTMENTS
05            1st Time Homebuyer Opportunities L.P. (Chester County Homes)(P)99%
05            1010 SVN Associates L.P. (P) 99%
05            1475 167th Avenue Associates L.P. (Bermuda Gardens) (P) 99.9%
05            16th & Church Street Associates L.P. (P) 99%
05            1732 Champa L.P. (Buerger Brothers Lofts) (P) 99%
05            18303 Kittridge Associates - 39 L.P. (P) 99%
05            1856 Wells Court Partners, L.P. (Wells Court) (P) 99%
05            210 Washington Avenue Associates (Renaissance Plaza)
              (Connecticut partnership) 99%
05            2400 Locust Associates L.P. (Locust on the Park) (P) 99%
05            Abajo Del Sol L.P. (P) 99.9%
05            AE Associates L.P. (Avenida Espana) (P) 99%
05            Agape Housing L.P. (P) 99%
05            Alhambra Apartments L.P. (P) 99.9%
05            Anglo Edison LLC No. 1 (Las Brisas) (P) 99%
05            Anglo Edison Pinecrest L.L.C. (P) 99%
05            Anglo Edison Ravenwood L.L.C. (P) 99%
05            Apollo Development Associates LP (Apollo Hotel) (P) 99%

05            Argyle Redevelopment Partnership, Ltd. (Colorado
              partnership) 99%
05            Auburn Manor Apartments L.P. (P) 99%
05            B.A.I.  Anglo Edison  Pinecrest,  LLC  (Pinecrest) (P) 99%
05            Barnsdall Court L.P. (Villa  Mariposa) (P) 99%
05            Bartlett Hill Associates L.P. (P) 70%; 100% w/ MBHCo.
05            Beacon Manor Associates L.P. (P) 99%
05            Borregas Court L.P. (P) 99%
05            Boulder Creek  Apartments L.P. (P) 99%
05            Bouquet Canyon Seniors L.P. (P) 99%
05            Brantwood II  Associates  L.P. (P) 98.99%
05            Brooks School  Associates  L.P. (P) 98.99%
05            Bryn Mawr - Belle Shore L.P. (P) 99%
05            Burlington  Arboretum L.P. (P) 94.66%
05            Burlington  Senior Housing LLC (P) 98.9%
05            Bush Hotel L.P. (P) 99%
05            Carson Housing L.P. (P) 99%
05            CCS/Bellingham L.P. (Washington Grocery Building)(P) 99%
05            CCS/Mount  Vernon  Housing  L.P.  (La Venture) (P) 99%
05            CCS/Renton Housing  L.P.   (Renton)  (P)  99%
05            Cedarshores Limited Dividend  Housing Association L.P. (P) 98.99%
05            Centertown Associates L.P. (Ravenwood) (P) 99%
05            Centro Partners L.P. (El Centro) (P) 99%
05            Cincinatti Ravenwood Apartments L.P. (P) 99%
05            Cochrane  Village  Apartments L.P. (P) 99%
05            Conejo Valley Community Housing Associates (Community House
              Apartments) (P) 99%
05            Coolidge Station Apartments L.L.C. (P) 99%
05            Coyote Springs Apartments Associates L.P. (P) 99%
05            Cypress Cove Associates (P) 99%
05            Davis MHA Twin Pines Community Associates L.P. (Northstar
              Apartments) (P) 99%
05            Delta Plaza Apartments L.P. (P) 99%
05            EAH Larkspur Creekside Associates L.P. (P) 99%
05            EAST COAST CAPITAL, INC. (Massachusetts corporation)
05            East Cotati Avenue Partners L.P. (P) 99%
05            Eastwood Homes L.P. (P) 98.99%
05            EC ASSET SERVICES, INC. (Massachusetts corporation)
05            EC PROPERTIES, INC. (Massachusetts corporation)
06               Corporations for Affordable Housing L.P. (P) 1%
07                  Arbor Lane Associates Phase II L.P. (Timberwood) (P) 99%
07                  Arroyo Vista Associates L.P. (P) 99%
07                  Artloft Associates L.P. (P) 35.6%
07                  Caleb Affordable Housing Associates L.P.
                    (Ledges/Pinebrook) (P) 99%
07                  The Carlin L.P. (P) 99%
07                  Diamond Phase III Venture L.P. (P) 99%
07                  Fairmont Hotel Urban Renewal Associates L.P. (P) 99%
07                  Mackenzie Park Associates L.P. (P) 99%
07                  Parkside Associates L.P. (Parkside Garden) (P) 99%
07                  Pines Housing L.P. (P) 99%
07                  Pines Housing II, L.P. (P) 99%
07                  Smyrna Gardens Associates L.P. (P) 99%
07                  Tioga Gardens L.P. (P) 99%
07                  Walden Pond, L.P. (Hamlet) (P) 99%
06               Corporations for Affordable Housing L.P. II (P) 1%
07                  2601 North Broad Street Associates L.P.(Station House)(P)99%
07                  Artloft Associates L.P. (P) 53.39%
07                  Brookline Housing Associates LLC (Bridgewater) (P) 99%
07                  EDA L.P. (Eagle's Nest) (P) 99%
07                  Edgewood Manor Associates II L.P. (P) 99%
07                  Gateway Housing L.P. (Gateway Townhomes) (P) 99%
07                  Homestead Village Associates L.P. (P) 99%
07                  Junction City Apartments L.P. (Green Park) (P) 99%
07                  Liberty House Associates L.P. (P) 99%
07                  Maple Ridge Development Associates L.P. (P) 99%
07                  Parsonage Cottage Senior Residence L.P. (P) 99%

07                  Rittenhouse School L.P. (P) 99%
07                  Silver City Housing L.P. (P) 99%
07                  South 55th Street, L.P. (P) 99%
07                  W. M. Housing Associates L.P. (Williamsport Manor) (P) 99%
07                  Winnsboro Apartments L.P. (Deer Wood) (P) 99%
05            EC PROPERTIES III, INC. (Massachusetts corporation)
06               Corporations for Affordable Housing L.P. III (P) 1%
07                  Piedmont Housing Associates (P) 99%
07                  Pines Housing III (P) 99%
07                  Salem-Lafayette Urban Renewal Associates, L.P. (P) 99%
07                  Spring Valley Commons (P) 99%
07                  Stevenson Housing Associates (Park Vista) (P) 99%
05            EC-SLP, INC. (Massachusetts corporation)
05            ECHI Wyvernwood, Inc. [dead project]
05            ECH/HFC GP Partnership No. 1 (P) 34.9%
06               Edison Capital Housing Partners VII L.P. (P) 19.4%
07                  C-Court L.P. (Cawelti Court) (P) 99%
07                  Cottonwood Affordable Housing L.P. (P) 99%
07                  Fifth & Wilshire (P) 99%
07                  Flagstaff Affordable Housing II, L.P. (Forest View Apts.)
                    (P) 99%
07                  Huff Avenue Associates L.P. (P) 99%
07                  Mountain View Townhomes Associates L.P. (P) 99%
07                  Oak Forest Associates L.P. (P) 99%
07                  Paradise Road Partners L.P. (Gateway Village) (P) 99%
07                  Woodland Arms Apartments, Ltd. (P) 99%
05            ECH/HFC GP Partnership No. 2 (P) 56.7%
06               Edison Capital Housing Partners VIII L.P. (P) 18.54%
07                  Catalonia Associates L.P. (P) 99%
07                  Ohlone Housing Associates L.P. (P) 99%
05            EDISON CAPITAL AFFORDABLE HOUSING 97 V
05            EDISON CAPITAL AFFORDABLE HOUSING 97 VI
05            EDISON CAPITAL AFFORDABLE HOUSING 97 VII
05            EDISON CAPITAL AFFORDABLE HOUSING 97 VIII
05            Edison Capital Contributions VI Partners (P) 91.77%
06               ECH Investor Partners VI-A L.P. (P) 15.39%
07                  Edison Capital Housing Partners VI L.P. (P) 61.82%
08                      Admiralty Heights Associates II 1995 L.P.
                        (Kent Manor(P) 99%
08                      Affordable/Citrus Glenn Phase II, Ltd. (Citrus Glenn
                        Apts. Phase II) (P) 99%
08                      Altamont Hotel Associates L.P. (P) 99%
08                      Bradley Manor Senior Apartments L.P. (P) 99%
08                      Double X Associates 1995 L.P. (Terrace Manor) (P) 99%
08                      Hamilton Place Apartments L.P. (Larkin Place) (P) 99%
08                      Hamilton Place Senior Living L.P. (P) 99%

08                      Hearthstone Group 3 L.P. (Evergreen Court) (P) 99%
08                      KDF Malabar L.P. (P) 99%
08                      LINC-Bristol Associates I, L.P. (City Gardens) (P) 99%
08                      MAS-WT, L.P. (Washington Terrace) (P) 99%
08                      Northwood Manor Associates L.P. (P) 99%
08                      Silver Lake Properties L.P. (P) 99%
08                      University Park Properties L.P. (P)99%
08                      Upland Senior Housing L.P. (Coy D. Estes) (P) 99%
08                      Vista Verde Townhomes II LLC (P) 99%
08                      Vista Properties LLC (Vista View) (P) 99%
06               ECH Investor Partners VI-B L.P. (P) 15.39%
07                  Edison Capital Housing Partners VI L.P. (P) 37.18%
08                      Admiralty Heights Associates II 1995 L.P.
                        (Kent Manor) (P) 99%
08                      Affordable/Citrus Glenn Phase II, Ltd. (Citrus Glenn
                        Apts. Phase II) (P) 99%
08                      Altamont  Hotel  Associates  L.P. (P) 99%
08                      Bradley Manor Senior  Apartments L.P.  (P) 99%
08                      Double X Associates  1995  L.P. (Terrace Manor) (P) 99%
08                      Hamilton Place Apartments L.P. (Larkin Place)(P) 99%
08                      Hamilton Place Senior Living L.P. (P) 99%
08                      Hearthstone Group 3 L.P. (Evergreen Court) (P) 99%
08                      KDF Malabar L.P. (P) 99%
08                      LINC-Bristol  Associates I, L.P.(City Gardens) (P) 99%
08                      MAS-WT, L.P.  (Washington Terrace) (P) 99%
08                      Northwood Manor Associates L.P. (P) 99%
08                      Silver Lake  Properties  L.P. (P) 99%
08                      University  Park  Properties L.P.  (P)99%
08                      Upland Senior Housing L.P. (Coy D. Estes) (P) 99%
08                      Vista Verde Townhomes II LLC (P) 99%
08                      Vista  Properties LLC (Vista View) (P) 99%
05             EDISON CAPITAL HOUSING DELAWARE,  INC. 06 B.A.I. Edison
               Ravenwood L.P.  (Ravenwood) (P) 90%
07                   Cincinatti  Ravenwood Apartments L.P. (P) 0.95%
05             Edison Capital Housing Partners V L.P. (P) 16.38%
06                AMCAL Santa Barbara Fund XXXVI L.P. (Positano) (P) 99%
06                Bodega Hills  Investors L.P. (P) 99%
06                Mercy Housing  California IV L.P. (Vista  Grande)  (P) 99%
06                Park  Place  Terrace  L.P.  (P)  99%
06                River  Walk Apartments  Homes L.P. (P) 99%
06                San Diego Golden Villa  Partners L.P.  (Golden Villa) (P) 99%
06                Santa Alicia  Gardens  Townhomes L.P. (The Gardens) (P) 99%
06                St. Hedwigs  Gardens (P) 99%
06                Sunshine  Terrace L.P. (P) 99%
06                Union Meadows Apartments (P) 99%
05            EDISON CAPITAL  HOUSING  FLORIDA
05            EDISON CAPITAL HOUSING MANAGEMENT
06               JOHN STEWART COMPANY
                 Address:  2310 Mason Street, San Francisco, CA 94133
07                  2814 Fifth Street Associates L.P. (P) 0.5%GP
07                  381 Turk Street L.P. (P) 1%GP
07                  Community Investment L.P. (Oak Village Apartments) (P) 1%GP
07                  Crescent Manor Associates L.P. (P) 2.85%GP
07                  The IBEX Group (P) 10%GP
08                      Del Norte Place L.P. (P) 18%GP
08                      Woodhaven Senior Residences L.P. (P) 1%GP
07                  Jackie Robinson Apartments L.P. (P) 1.67%GP
07                  Larkspur Isle L.P. (P) 0.5%GP
07                  Las Casitas L.P. (P) 0.5%GP
07                  Mason Street Enterprises L.P. (P) 1%GP
07                  Piper Court G.P. (P) 99.9%GP
07                  Shiloh Arms L.P. (P) 1%GP/9.8%LP
07                  St. John's L.P. (P) 1%GP/19.6%LP
07                  Village East Apartments L.P. (P) 2.48%GP
05            EDISON CAPITAL HOUSING NEW JERSEY
06               El Barrio Academy Urban Renewal Associates, L.P.
                 (Academy Street)(P) 98.99%
06               Pellettieri Homes Urban Renewal Associates, L.P. (P) 98.99%
05            EDISON CAPITAL HOUSING NEW YORK
06               WPA/Edison LLC (Pier A) (P) 99%
05            EDISON CAPITAL HOUSING PENNSYLVANIA
06               Lackawana Housing Associates LLC (Goodwill Neighborhood
                 Residences) (P) 98.99%
06               McFarland Press Associates (P) 98.99%
06               Villa Maria Housing L.P. (P) 98.99%
05            EDISON HOUSING GEORGIA
06               HMB-Atlanta I L.P. (Spring Branch) (P) 99%
05            EDISON HOUSING NORTH CAROLINA
06               Edison Capital Contributions VI Partners (P) 4.03%
07                  ECH Investor Partners VI-A L.P. (P) 15.39%
08                      Edison Capital Housing Partners VI L.P. (P) 61.82%
09                         Admiralty Heights Associates II 1995 L.P.(Kent Manor)
                           (P) 99%
09                         Affordable/Citrus Glenn Phase II, Ltd. (Citrus Glenn
                           Apts. Phase II) (P) 99%
09                         Altamont Hotel Associates L.P. (P) 99%
09                         Bradley Manor Senior Apartments L.P. (P) 99%

09                         Double X Associates 1995 L.P. (Terrace Manor) (P) 99%
09                         Hamilton Place Apartments L.P. (Larkin Place) (P) 99%
09                         Hamilton Place Senior Living L.P. (P) 99%
09                         Hearthstone Group 3 L.P. (Evergreen Court) (P) 99%
09                         KDF Malabar L.P. (P) 99%
09                         LINC-Bristol Associates I, L.P.(City Gardens)(P) 99%
09                         MAS-WT, L.P. (Washington Terrace) (P) 99%
09                         Northwood Manor Associates L.P. (P) 99%
09                         Silver Lake Properties L.P. (P) 99%
09                         University Park Properties L.P. (P)99%
09                         Upland Senior Housing L.P. (Coy D. Estes) (P) 99%
09                         Vista Verde Townhomes II LLC (P) 99%
09                         Vista Properties LLC (Vista View) (P) 99%
07                  ECH Investor Partners VI-B L.P. (P) 15.39%
08                      Edison Capital Housing Partners VI L.P. (P) 37.18%
09                         Admiralty Heights Associates II 1995 L.P.(Kent Manor)
                           (P) 99%
09                         Affordable/Citrus Glenn Phase II, Ltd. (Citrus Glenn
                           Apts. Phase II) (P) 99%
09                         Altamont  Hotel  Associates  L.P. (P) 99%
09                         Bradley Manor Senior  Apartments L.P.  (P) 99%
09                         Double X Associates 1995 L.P.(Terrace  Manor)(P) 99%
09                         Hamilton Place Apartments L.P. (Larkin Place)(P) 99%
09                         Hamilton Place Senior Living L.P. (P) 99%
09                         Hearthstone Group 3 L.P. (Evergreen Court) (P) 99%
09                         KDF Malabar L.P. (P) 99%
09                         LINC-Bristol Associates I, L.P.(City Gardens) (P) 99%
09                         MAS-WT, L.P.  (Washington Terrace) (P) 99%
09                         Northwood Manor Associates L.P. (P) 99%
09                         Silver Lake Properties L.P. (P) 99%
09                         University  Park  Properties L.P. (P)99%
09                         Upland Senior Housing L.P. (Coy D. Estes) (P) 99%
09                         Vista Verde Townhomes II LLC (P) 99%
09                         Vista  Properties LLC (Vista View) (P) 99%
05            EDISON HOUSING  OREGON,  INC.
05            EDISON  HOUSING  SOUTH  CAROLINA
06               Edison Capital Contributions  VI Partners  (P) 4.20%
07                  ECH Investor Partners  VI-A L.P. (P) 15.39%
08                     Edison  Capital  Housing  Partners  VI L.P.  (P)  61.82%
09                         Admiralty Heights Associates II 1995 L.P.
                           (Kent Manor) (P) 99%
09                         Affordable/Citrus Glenn Phase II, Ltd. (Citrus Glenn
                           Apts. Phase II) (P) 99%
09                         Altamont Hotel Associates L.P. (P) 99%
09                         Bradley Manor Senior Apartments L.P. (P) 99%
09                         Double X Associates 1995 L.P. (Terrace Manor) (P) 99%
09                         Hamilton Place Apartments L.P. (Larkin Place) (P) 99%
09                         Hamilton Place Senior Living L.P. (P) 99%
09                         Hearthstone Group 3 L.P. (Evergreen Court) (P) 99%
09                         KDF Malabar L.P. (P) 99%
09                         LINC-Bristol Associates I, L.P. (City Gardens)(P) 99%
09                         MAS-WT, L.P. (Washington Terrace) (P) 99%
09                         Northwood Manor Associates L.P. (P) 99%
09                         Silver Lake Properties L.P. (P) 99%
09                         University Park Properties L.P. (P)99%
09                         Upland Senior Housing L.P. (Coy D. Estes) (P) 99%
09                         Vista Verde Townhomes II LLC (P) 99%
09                         Vista Properties LLC (Vista View) (P) 99%
07                  ECH Investor Partners VI-B L.P. (P) 15.39%
08                      Edison Capital Housing Partners VI L.P. (P) 37.18%
09                         Admiralty Heights Associates II 1995 L.P.(Kent Manor)
                           (P) 99%
09                         Affordable/Citrus Glenn Phase II, Ltd. (Citrus Glenn
                           Apts. Phase II) (P) 99%
09                         Altamont  Hotel  Associates  L.P. (P) 99%
09                         Bradley Manor Senior Apartments L.P. (P) 99%
09                         Double X Associates  1995  L.P.(Terrace Manor)(P)99%

09                         Hamilton Place  Apartments L.P. (Larkin Place)(P)99%
09                         Hamilton Place Senior Living L.P. (P) 99%
09                         Hearthstone Group 3 L.P. (Evergreen Court) (P) 99%
09                         KDF Malabar L.P. (P) 99% 09  LINC-Bristol
                           Associates I, L.P. (City Gardens) (P) 99%
09                         MAS-WT, L.P.  (Washington Terrace) (P) 99%
09                         Northwood Manor Associates L.P. (P) 99%
09                         Silver Lake  Properties  L.P. (P) 99%
09                         University  Park  Properties L.P.  (P)99%
09                         Upland Senior Housing L.P. (Coy D. Estes) (P) 99%
09                         Vista Verde Townhomes  II LLC  (P) 99%
09                         Vista  Properties  LLC  (Vista  View)  (P) 99%
05            Edmundson  Associates L.P.  (Willows) (P) 99%
05            EHI DEVELOPMENT  COMPANY 05 EHI DEVELOPMENT  FUND
05            Electra  Arms Senior  Associates  L.P. (P) 99%
05            Elizabeth West & East L.P.  (P) 99%
05            Farm  (The)  Associates  L.P.  (P) 99%
05            Florence Apartments LLC (P) 99%
05            Gilroy Redwood  Associates L.P. (Redwoods) (P) 99%
05            Ginzton Associates  L.P. (P) 99%
05            Grace  Housing L.P. (P) 99%
05            Grandy Lake 1996 L.P. (Grandy Lake Residences) (P) 99%
05            Grossman Apartments Investors L.P. (P) 99%
05            Harry Clark Jr. Residential Center LLC (P) 99%
05            Heartland-Wisconsin Rapids Timber Trails LLC (Timber Trails)(P)99%
05            Heather Glen Associates L.P. (P) 99%
05            Heritage Partners L.P. (P) 99%
05            Holy Family Associates L.P. (P) 99%
05            Hotel Elkhart L.L.C.  (The  Cornerstone) (P) 99%
05            KDF Park Glenn L.P. (Park Glenn) (P) 99%
05            KDF Santa Paula L.P.  (Santa  Paula) (P) 99%
05            Kennedy Lofts Associates L.P. (Massachusetts partnership)
05            Lark Ellen L.P. (P) 99%
05            LL Housing L.P.  (Maryland  partnership)  (P) 99%
05            LL Housing  L.L.C.  (P) 99%
05            Madison/Mollison  L.P. (Park  Mollison) (P) 99%
05            Maplewood  School  Apartments L.P. (P) 99%
05            Mar Associates  L.P.  (Frank Mar) (P) 99%
05            Marlton  Residences Associates L.P. (P) 99%
05            Mercy Housing  California IX L.P.  (Sycamore) (P) 99%
05            Merrill Road  Associates  L.P. (P) 99%
05            MH I L.P. (P) 1%
06               California Park Apartments  L.P.  (P)  1% of 99%
05            MH II  L.P.  (P)  1%
06               5363  Dent  Avenue Associates L.P. (P) 1% of 99%
05            MH III L.P. (P) 1%
06               DeRose Housing Associates L.P. (P) 1% of 99%
05            MH IV L.P. (P) 1%
06               MPT Apartments L.P.  (MacArthur Park) (P) 1% of 99%
05            MH V L.P.  (P) 1%
06               Centennial  Place  L.P.  (P) 1% of 99%
05            MHICAL 94 COMPANY 06 MHICAL 94 L.P. (Delaware  partnership) 99%LP
07                  Mayacamas Village  Associates L.P. (P) 99% of 99%
07                  Rincon De Los Esteros Associates L.P. (P) 99% of 99%
07                  West Capital  Courtyard  L.P. (P) 99% of 99%
07                  Winfield  Hill Associates L.P. (P) 99% of 99%
05            MHICAL 94 L.P. (Delaware  partnership) 1%GP
06               Mayacamas  Village  Associates  L.P.  (P)  1% of 99%
06               Rincon  De Los  Esteros Associates  L.P. (P) 1% of 99%
06               West Capital  Courtyard  L.P. (P) 1% of 99%
06               Winfield  Hill  Associates  L.P. (P) 1% of 99%
05            MHICAL 95 COMPANY
06               MHICAL 95 L.P. (Delaware  partnership) 99%LP
07                  Abby Associates L.P. (Windmere) (P) 99% of 99%
07                  Antelope Associates L.P. (P) 99% of 99%

07                  Baker Park Associates L.P. (P) 99% of 99%
07                  Bracher  Associates  L.P.  (P) 99% of 99%
07                  Colina Vista L.P. (P) 99% of 99%
07                  ECH/HFC GP Partnership  No. 2 (P) 43.3%
08                     Edison Capital  Housing Partners  VIII L.P.  (P) 18.54%
09                        Catalonia  Associates  L.P. (P) 99%
09                        Ohlone Housing  Associates L.P. (P) 99%
07                  Florin Woods  Associates L.P. (P) 99% of 99%
07                  Mercy Housing California VI L.P. (205  Jones) (P) 99% of 99%
07                  Pinmore Associates  L.P. (P) 99% of 99%
07                  Sunset Creek  Partners L.P. (P) 99% of 99%
05            MHICAL 95 L.P.  (Delaware  partnership) 1%GP
06               Abby Associates L.P.  (Windmere) (P) 1% of 99%
06               Antelope Associates L.P. (P) 1% of 99%
06               Baker Park Associates L.P. (P) 1% of 99%
06               Bracher Associates L.P. (P) 1% of 99%
06               Colina Vista L.P. (P) 1% of 99%
06                     ECH/HFC  GP  Partnership  No. 2 (P)  43.3%
07                     Edison  Capital Housing  Partners VIII L.P. (P) 18.54%
08                     Catalonia  Associates  L.P. (P) 99%
08                     Ohlone Housing Associates L.P. (P) 99%
06               Florin Woods Associates L.P. (P) 1% of 99%
06               Mercy  Housing  California  VI L.P. (205 Jones) (P) 1% of 99%
06               Pinmore Associates  L.P.  (P) 1% of 99%
06               Sunset Creek  Partners  L.P. (P) 1% of 99%
05          MHICAL 96 COMPANY
06               MHICAL 96 L.P.  (Delaware  partnership) 99%LP
07                 2814 Fifth Street Associates L.P. (Land Park Woods) (P) 99%
07                 ECH/HFC GP Partnership No. 1 (P) 50.4%
08                    Edison Capital Housing  Partners VII L.P. (P) 19.4%
09                       C-Court L.P. (Cawelti Court) (P) 99%
09                       Cottonwood Affordable Housing L.P. (P) 99%
09                       Fifth & Wilshire (P) 99%
09                       Flagstaff Affordable Housing II, L.P.
                         (Forest View Apts.) (P) 99%
09                       Huff Avenue Associates L.P. (P) 99%
09                       Mountain View Townhomes Associates L.P. (P) 99%
09                       Oak Forest Associates L.P. (P) 99%
09                       Paradise Road Partners L.P. (Gateway Village) (P) 99%
09                       Woodland Arms Apartments, Ltd. (P) 99%
07                Greenway Village Associates L.P. (P) 99% of 99%
07                Kennedy Court Partners L.P. (P) 99% of 99%
07                Klamath Associates L.P. (P) 99% of 99%
07                Sky Parkway Housing Associates L.P. (P) 99% of 99%
07                Strobridge Housing Associates L.P. (P) 99% of 99%
07                Westgate Townhomes Associates L.P. (P) 99% of 99%
05          MHICAL 96 L.P. (Delaware partnership) 1%GP
06             2814 Fifth Street Associates L.P. (Land Park Woods) (P) 99%
06             ECH/HFC GP Partnership No. 1 (P) 50.4%
07                Edison Capital Housing Partners VII L.P. (P) 19.4%
08                    C-Court L.P. (Cawelti Court) (P) 99%
08                    Cottonwood Affordable Housing L.P. (P) 99%
08                    Fifth & Wilshire (P) 99%
08                    Flagstaff Affordable Housing II, L.P. (Forest View
                      Apts.) (P) 99%
08                    Huff Avenue  Associates  L.P. (P) 99%
08                    Mountain View  Townhomes  Associates L.P. (P) 99%
08                    Oak Forest  Associates  L.P. (P) 99%
08                    Paradise  Road  Partners L.P. (Gateway Village) (P) 99%
08                    Woodland  Arms  Apartments,  Ltd. (P) 99%
06              Greenway  Village  Associates  L.P. (P) 1% of 99%
06              Kennedy Court Partners L.P. (P) 1% of 99%
06              Klamath  Associates  L.P. (P) 1% of 99%
06              Sky Parkway  Housing Associates  L.P. (P) 1% of 99%
06              Strobridge  Housing  Associates L.P. (P) 1% of 99%
06              Westgate Townhomes  Associates L.P. (P) 1% of 99%
05           MHICAL 97 COMPANY

06              MHICAL 97 L.P. 99% LP
07                 Alma Place  Associates L.P. (P) 99% of 99%
07                 ECH/HFC GP Partnership  No. 1 (P) 14.7%
08                 Edison  Capital  Housing  Partners  VII L.P. (P) 19.4%
09                       C-Court L.P. (Cawelti Court) (P) 99%
09                       Cottonwood  Affordable  Housing L.P.  (P) 99%
09                       Fifth & Wilshire (P) 99%
09                       Flagstaff  Affordable  Housing II, L.P.
                         (Forest View Apts.) (P) 99%
09                       Huff Avenue Associates L.P. (P) 99%
09                       Mountain View Townhomes Associates L.P. (P) 99%
09                       Oak Forest Associates L.P. (P) 99%
09                       Paradise Road Partners L.P. (Gateway Village) (P) 99%
09                       Woodland Arms Apartments, Ltd. (P) 99%
07                Garnet Housing Associates (P) 99% of 99%
07                Monterra Village Associates L.P. (P) 99% of 99%
07                Walnut Avenue Partnership L.P. (P) 99% of 99%
05          MHICAL 97 L.P. 1%GP
06             Alma Place Associates L.P. (P) 1% of 99%
06             ECH/HFC GP Partnership No. 1 (P) 14.7%
07                Edison Capital Housing Partners VII L.P. (P) 19.4%
08                    C-Court L.P. (Cawelti Court) (P) 99%
08                    Cottonwood Affordable Housing L.P. (P) 99%
08                    Fifth & Wilshire (P) 99%
08                    Flagstaff Affordable Housing II, L.P. (Forest View
                      Apts.) (P) 99%
08                    Huff Avenue  Associates  L.P. (P) 99%
08                    Mountain View  Townhomes  Associates L.P. (P) 99%
08                    Oak Forest  Associates  L.P. (P) 99%
08                    Paradise Road Partners L.P.  (Gateway  Village) (P) 99%
08                    Woodland  Arms  Apartments,  Ltd. (P) 99%
06              Garnet Housing  Associates (P) 1% of 99%
06              Monterra Village Associates L.P. (P) 1% of 99%
06              Walnut Avenue  Partnership  L.P. (P) 1% of 99%
05           MHIFED 94 COMPANY
05           MHIFED 94 L.P. (Delaware  partnership) 1%GP; 99% LP to NYNEX
06              Berry Avenue Associates  L.P. (P) 1% of 99%
06              Carlton Way  Apartments  L.P. (P) 1% of 99%
06              CDR Senior Housing  Associates (Casa del Rio) (P) 1% of 99%
06              Corona Ely/Ranch Associates L.P. (P) 1% of 99%
06              Fairview Village  Associates L.P. (P) 1% of 99%
06              Fell Street  Housing  Associates  L.P. (P) 1% of 99%
06              Hope West  Apartments L.P. (P) 1% of 99%
06              Morrone  Gardens  Associates  L.P. (P) 1% of 99%
06              Pajaro Court  Associates  L.P. (P) 1% of 99%
06              Tierra Linda  Associates L.P. (P) 1% of 99%
06              Tlaquepaque Housing Associates L.P. (P) 1% of 99%
05           MHIFED 95 COMPANY
05           MHIFED 95 L.P.  (Delaware  partnership) 1%GP; 99%LP to NYNEX
06               Avalon Courtyard L.P. (Carson Senior Housing) (P) 1% of 99%
06               Hollywood El Centro L.P. (P) 1% of 99%
06               La Brea/Franklin  L.P. (P) 1% of 99%
06               Larkin Pine L.P. (P) 1% of 99%
06               Mercy  Housing  California III L.P.(3rd & Reed) (P) 1% of 99%
06               Pinole Grove Associates L.P. (P) 1% of 99%
06               Second Street Center L.P. (Santa Monica) (P) 1% of 99%
06               Solinas Village Partners L.P. (P) 1% of 99%
06               Three Oaks Housing L.P. (P) 1% of 99%
06               1101 Howard Street  Associates  L.P. (P) 1% of 99%
05            MHIFED 96 COMPANY
05            MHIFED 96 L.P.  (Delaware  partnership)  5%GP;  95%LP to  Cargill
06               Lavell Village Associates L.P. (P) 5% of 99%
06               North Town Housing Partners L.P. (Villa del Norte Village)
                 (P) 5% of 99%
06               Poco Way Associates L.P. (P) 5% of 99%
06               Seasons Affordable Senior Housing L.P. (P) 5% of 99%
05            MHIFED  96A  COMPANY

05            MHIFED  96A  L.P. (Delaware partnership) 1%GP;  99%LP to NYNEX
06               Good Samaritan  Associates L.P. (P) 1% of 99%
06               Metro Senior  Associates L.P. (P) 1% of 99%
06               Oxnard Housing  Associates L.P.  (P) 1% of 99%
06               Reseda  Village  L.P. (P) 1% of 99%
06               Round Walk Village Apartments  L.P. (P) 1% of 99%
06               Santa Alicia Family Housing  Associates (P) 1% of 99%
06               Vine Street  Court L.P. (P) 1% of 99%
06               Vine Street Court L.P. II (P) 1% of 99%
05            MHIFED 97 COMPANY
06               MHIFED 97 L.P. 1%GP
05            MHIFED 97 L.P. 99%LP
05            Mid-Peninsula Century Village Associates L.P.
              (Century Village)(P) 99%
05            Mid-Peninsula Sharmon Palms Associates L.P.(Sharmon Palms)(P)99%
05            Mission Capp L.P. (P) 99%
05            MISSION HOUSING ALPHA
06             Lee Park Investors L.P. (Pennsylvania partnership) 99%
05            MISSION HOUSING BETA
06               Richmond City Center Associates L.P. (P) 99%
05            MISSION HOUSING DELTA
06               MH I L.P. (P) 99%
07                  California  Park Apartments L.P. (P) 99% of 99%
06               MH II L.P. (P) 99%
07                  5363 Dent Avenue  Associates  L.P.  (P) 99% of 99%
07               MH III L.P.  (P) 99%
07                  DeRose Housing  Associates  L.P. (P) 99% of 99%
06               MH IV L.P. (P) 99%
07                  MPT Apartments L.P.  (MacArthur  Park) (P) 99% of 99%
06               MH V L.P. (P) 99%
07                  Centennial  Place L.P. (P) 99% of 99%
05            MISSION HOUSING DENVER 06 Mercantile  Square L.P. (P) 99%
06               North Park Village LLC (P) 99%
05            MISSION HOUSING EPSILON
06               Knolls Community Associates L.P. (P) 99%
06               Riverside/Liebrandt  Partners L.P. (La Playa) (P) 99%
05            MISSION  HOUSING GAMMA 06 Del Carlo Court Associates L.P.(P) 99%
05            MISSION HOUSING  HOLDINGS
06               Mission Housing Partnership 1996 L.P. 99%LP
                 (Delaware partnership)
07                  La Terraza Associates L.P. (Carlsbad Villas at
                    Camino Real) (P) 99% of 99%
05            Mission Housing Partnership 1996 L.P. 1%GP (Delaware partnership)
06               La Terraza Associates L.P. (Carlsbad Villas at Camino Real)
                 (P) 1% of 99%
05            MISSION HOUSING THETA
06               MISSION FUNDING THETA
07                  Brantwood II Associates L.P. (P) 0.01%
07                  Brooks School Associates L.P. (P) 0.01%
07                  Burlington Senior Housing LLC (P) 0.01%
07                  Cedarshores Limited Dividend Housing Association L.P.
                    (P) 0.01%
07                  Eastwood Homes L.P. (P) 0.01%
07                  El Barrio Academy Urban Renewal Associates, L.P. (Academy
                    Street) (P) 0.01%
07                  Lackawana Housing Associates LLC (Goodwill Neighborhood
                    Residences) (P) 0.01%
07                  McFarland  Press  Associates  (P) 0.01%
07                  Oakdale  Terrace  Leased  Housing Associates L.P. (P) 0.01%
07                  Pellettieri  Homes Urban Renewal Associates, L.P. (P) 0.01%
07                  Persimmon  Associates L.P. (P) 0.01%
07                  Roebling  Village Inn Urban Renewal L.P. (P) 0.01%
07                  Sherman Glen,  L.L.C. (P) 0.01%
07                  Timber Sound,  Ltd. (P) 0.01%
07                  Timber  Sound II, Ltd.  (P) 0.01%

07                  Villa Maria  Housing  L.P. (P) 0.01%
07                  Westfield  Condominium  Investment  L.P. (P) 0.01%
07                  Woodleaf  Village L.P. (P) 0.01%
06                  Mission Housing Investors Partnership 5%GP; 95%LP to GECC
07                  Forest  Winds  Associates  L.P.  (P) 5% of 99%
07                  Glen Eden  Associates  L.P. (A Street) (P) 5% of 99%
07                  Gray's Meadows Investors L.P. (P) 5% of 99%
07                  Prince Bozzuto L.P. (Fairground Commons) (Maryland
                    partnership) 5% of 99%
07                  Rancho Park Associates L.P. (P) 5% of 99%
07                  Rustic Gardens Associates L.P. (P) 5% of 99%
07                  Sea Ranch Apartments L.P. (P) 5% of 99%
07                  Springdale Kresson Associates L.P. (Jewish Federation)
                    (New Jersey  partnership)  5% of 99%
07 1028  Howard  Street Associates L.P. (P) 5% of 99%
05 MISSION  HOUSING ZETA 06 Fremont  Building L.P. (Crescent  Arms) (P) 99%
05 MISSION SA COMPANY 05 Morgan Hill Ranch Housing L.P. (P) 99%
05 National Boston Lofts Associates LLLP (Boston Lofts) (P) 99%
05 Neary Lagoon  Partners L.P. (P) 99%
05 New Harbor Vista  Apartments (C) 99%
05 Oakdale Terrace Leased Housing  Associates L.P. (P) 98.99%
05 Oceanside Gardens L.P. (P) 99%
05 Olive Court  Apartments  L.P. (P) 98.9%
05 Omaha Amber Ridge L.P.  (Amber Ridge) (P) 99%
05 Ontario Senior Housing L.P.  (Ontario Plaza) (P) 98.9%
05            Open Door Associates  L.P. (West Valley) (P) 99%
05            Pacific  Terrace  Associates L.P. (C) 99%
05            Pacifica Community Associates L.P. (Villa Pacifica) (P) 99%
05            Palmer House  L.P.  (P)  99%
05            Pecan  Court  Associates  L.P.  (C)  99%
05            Persimmon Associates L.P. (P) 98.99%
05            Pilot Grove L.P.  (Massachusetts  partnership) 99%
05            Pinewood on  Wisconsin  Apartments  (P) 99%
05            Post Office  Plaza L.P.  (Ohio partnership)  99%
05            President  John Adams  Manor  Apartments  L.P.  (P) 99%
05            Providence-Brown  Street Housing L.P. (Brown Street) (P) 99.9%
05            PVA L.P. (Park Victoria)  (P) 99%
05            Red  Lake  Homes  (P) 99%
05            Riverwalk  Apartments,  Ltd. (Colorado)  (P) 99%
05            Roebling  Village Inn Urban  Renewal  L.P.  (P) 98.99%
05            Rosebloom Associates L.P. (Oakshade) (P) 99%
05            Rosecreek Senior Living L.P. (P) 99.9%
05            San  Juan  Commons  1996  L.P.  (P) 99%
05            San  Pablo  Senior  Housing Associates  L.P. (P) 99%
05            San Pedro Gardens  Associates  L.P. (P) 99%
05            Santa Paulan Senior Apartments Associates L.P.(The Paulan) (P) 99%
05            Schoolhouse Court  Housing  Associates  L.P. (C) 99%
05            Sherman Glen,  L.L.C.  (P) 98.99%
05            South  Beach  Housing  Associates  L.P.  (Steamboat)  (P)  99%
05            South  Winery Associates L.P. (The Winery  Apartments) (P) 99%
05            Stoney Creek Associates L.P. (P) 99%
05            Stony  Point  Apartment Investors  L.P. (Panas  Place) (P) 99.9%
05            Studebaker  Building  L.P. (P) 99%
05            Sultana Acres  Associates  L.P. (P) 99%
05            Tabor Grand L.P.  (Colorado  partnership) 99%
05            Terra Cotta Housing  Associates L.P. (C) 99%
05            The Josephinum  Associates L.P. (Washington  partnership) 99%
05            Thomson Rental Housing,  L.P.  (Washington  Place) (P) 99%
05            Timber Sound, Ltd. (P) 98.99%
05            Timber Sound II, Ltd. (P) 98.99%
05            Trinity Park  Apartments  L.P. (P) 99%
05            Trolley  Terrace  Townhomes L.P. (P) 99%
05            Tuscany  Associates  L.P. (Tuscany  Villa) (P) 99%
05            Twin Ponds  Apartments L.P. (P) 99%
05            Venbury Trail L.P. (P) 99%

05            Wall Street Palmer House L.P. (P) 99%
05            WGA  INVESTORS  COMPANY [dead project]
05            Washington  Creek  Associates L.P. (P) 99%
05            West Valley Hart L.P.  (Hart & Alabama) (P) 99.9%
05            Westfield  Condominium  Investment  L.P. (P) 98.99%
05            Westport  Village  Homes  Associates  L.P.  (P) 99%
05            Wheeler  Manor Associates  L.P.  (P) 99%
05            White  Mountain  Apache  L.P.  (P) 99%
05            Woodleaf Village L.P. (P) 98.99%
05            Women's  Westlake L.P.  (Dorothy Day) (P) 99%
05            Yale Street  L.P.  (P) 99.9%
05            YWCA  Villa  Nueva  Partners  L.P.  (P) 99%
04         EDISON FUNDING  OMICRON GP
05            Olive Court Housing  Associates  L.P. (P) 0.1%
05            Ontario Senior  Housing  L.P.  (Ontario  Plaza)  (P) 0.1%
04         EDISON  INTEGRATED  ENERGY SERVICES
04         MISSION FIRST ASSET  INVESTMENT
04         MISSION  FUNDING BETA 04 MISSION FUNDING  EPSILON
05            EDISON  CAPITAL(BERMUDA) INVESTMENTS,  LTD. (Bermuda corporation)
              Address: Clarendon House, 2 Church Street, Hamilton HM CX, Bermuda
06               Edison Capital LAI (Bermuda) Ltd. (Bermuda corporation)
07                  Trinidad and Tobago Methanol Company Limited 1.0%
06               Edison Capital Latin American Investments (Bermuda) Ltd.
                 (Bermuda corporation) 33.3%
07                  AIG-GE Capital Latin American Infrastructure Fund LP 8%
07                  AIG Asian Infrastructure Fund II LP 5.8%
05            EDISON CAPITAL INTERNATIONAL (BERMUDA) LTD.
06               Edison Capital Latin American Investments (Bermuda) Ltd.
                 (Bermuda corporation) 33.3%
07                  AIG-GE Capital Latin American Infrastructure Fund LP 8%
07                  AIG Asian Infrastructure Fund II LP 5.8%
06               Electricidad de La Paz S.A. (Electropaz) 10%
06               Lyonnaise Latin America Water Corporation Ltd. 25.8%
06               Olmeca Cable Investments Ltd. (Mandeville Mexico, S.A.) 21.7%
05            Edison Capital Latin American Investments Holding Company
              (Delaware corporation)
06               Edison Capital Latin American Investments (Bermuda) Ltd.
                 (Bermuda corporation) 33.3%
07                  AIG-GE Capital Latin American Infrastructure Fund LP 8%
07                  AIG Asian Infrastructure Fund II LP 5.8%
05            EDISON CAPITAL (NETHERLANDS) HOLDINGS B.V.
06               EDISON CAPITAL (NETHERLANDS) INVESTMENTS B.V.
07                  Law Hospital 20%
05            GEM Energy Company (New York partnership) 50%
05            MISSION FUNDING ALPHA
06               MISSION FUNDING MU
07                  EPZ  Mission  Funding Mu Trust  (equity  interest in foreign utility company) [see 4.01]
05            MISSION FUNDING DELTA
06               MISSION FUNDING NU
07                  EPZ  Mission  Funding Nu Trust  (equity  interest in foreign utility company) [see 4.02]
05            MISSION INVESTMENTS, INC. (U.S. Virgin Islands corporation)
              Address:  ABN Trustcompany, Guardian Building, Havensight,
              2nd Floor, St. Thomas, U.S. Virgin Islands
05            MISSION (BERMUDA) INVESTMENTS, LTD. (Bermuda corporation)
              Address:  Clarendon House, 2 Church Street,
              Hamilton HM CX, Bermuda
04        MISSION FUNDING GAMMA
04        MISSION FUNDING KAPPA
05            ABB Funding  Partners,  L.P. (P) 14.27%
04        MISSION FUNDING ZETA
05            Huntington L.P. (New York partnership) 50%
05            Lakota Ridge LLC 75%

05            Shaokatan Hills LLC 75%
05            Woodstock Hills LLC 75%
03     EDISON MORTGAGE COMPANY
03     MISSION BARTLETT HILL COMPANY
04        Bartlett Hill Associates L.P. (P) 30% [29%LP, 1%GP]; 100% w/ ECHI
03     MISSION INTERNATIONAL CAPITAL, INC.
03     RENEWABLE ENERGY CAPITAL COMPANY

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

03     ASSOCIATED SOUTHERN INVESTMENT COMPANY
03     CALABASAS PALATINO, INC. (inactive)
03     Carol Stream Developers G.P. (Illinois partnership) 60%GP
03     Centrelake Partners, L.P. (limited partnership) 98%GP
03     IRWINDALE LAND COMPANY (inactive)
03     MISSION AIRPORT PARK DEVELOPMENT CO.
04        Carol Stream Developers G.P. (Illinois partnership) 40%GP
04        Centrelake Partners, L.P. (limited partnership) 2%LP
04        Mission Vacaville L.P. (limited partnership) 1%GP
03     MISSION INDUSTRIAL CONSTRUCTORS, INC. (inactive)
03     Mission-Oceangate (P) 75%GP
03     MISSION/ONTARIO, INC. (inactive)
03     MISSION SOUTH BAY COMPANY (inactive)
04        Mission-Oceangate (P) 25%GP
03     MISSION TEXAS PROPERTY HOLDINGS, INC. (inactive)
03     Mission Vacaville L.P. (limited partnership) 99%LP

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

03     ASSOCIATED SOUTHERN ENGINEERING COMPANY (inactive)

02 EDISON MISSION ENERGY is a California corporation having its principal place of business at 18101 Von Karman Avenue, Suite 1700, Irvine, California 92612- 1046. Edison Mission Energy owns the stock of a group of corporations which, primarily through partnerships with non-affiliated entities, are engaged in the business of developing, owning and/or operating cogeneration, geothermal and other energy or energy-related projects pursuant to the Public Utility Regulatory Policies Act of 1978. Edison Mission Energy, through wholly owned subsidiaries, also has ownership interests in a number of independent power projects in operation or under development that either have been reviewed by the Commission's staff for compliance with the Act or are or will be exempt wholesale generators or foreign utility companies under the Energy Policy Act of 1992. In addition, some Edison Mission Energy subsidiaries have made fuel-related investments and a limited number of non-energy related investments. The subsidiaries and partnerships of Edison Mission Energy are listed below. Unless otherwise indicated, all entities are corporations, are organized under the laws of the State of California and have the same principal place of business as Edison Mission Energy.

EDISON MISSION ENERGY DOMESTIC COMPANIES:
03     AGUILA ENERGY COMPANY (LP)
04 American Bituminous Power Partners, L.P. (Delaware limited partnership) 49.5%; 50% with Pleasant Valley
05            American Kiln Partners, L.P. (Delaware limited partnership)
              49.5% of 53%
03     ANACAPA ENERGY COMPANY (GP)
04        Salinas River Cogeneration Company (P) 50%
03     ARROWHEAD ENERGY COMPANY (inactive)
03     BALBOA ENERGY COMPANY (GP)
04        Smithtown Cogeneration, L.P. (Delaware partnership) 50%; 100%
          w/Kingspark
03     BERGEN POINT ENERGY COMPANY (GP)
04        TEVCO/Mission  Bayonne  Partnership  (Delaware G.P.) 50%
03     BLUE RIDGE ENERGY COMPANY (GP)
04 Bretton Woods Cogeneration, L.P. (Delaware limited partnership) 50%; 100% w/Bretton Woods
03     BRETTON WOODS ENERGY COMPANY (GP & LP)
04        Bretton Woods Cogeneration, L.P. (Delaware L.P.) 50%; 100%
          w/Blue Ridge
03     CAMINO ENERGY COMPANY (GP)
04        Watson  Cogeneration   Company  (general   partnership)  49%
03     CAPISTRANO COGENERATION  COMPANY (GP)
04        James River  Cogeneration  Company (North Carolina partnership) 50%
03     CENTERPORT   ENERGY  COMPANY  (GP  &  LP)
04        Riverhead Cogeneration I, L.P. (Delaware partnership) 50%; 100%
          w/Ridgecrest
03     CHESAPEAKE BAY ENERGY COMPANY (GP)
04        Delaware Clean Energy Project (Delaware  general  partnership) 50%
03     CHESTER ENERGY COMPANY (no partners;  option  Chesapeake,VA)
03     CLAYVILLE ENERGY COMPANY
04        Oconee Energy,  L.P.  (Delaware L.P.) 50%; 100% w/Coronado
03     COLONIAL ENERGY COMPANY  (inactive)
03     CORONADO ENERGY COMPANY
04        Oconee Energy,  L.P. (Delaware L.P.)  50%;  100%  w/Clayville
03     DEL  MAR  ENERGY  COMPANY  (GP)
04        Mid-Set Cogeneration  Company  (P) 50%
03     DELAWARE  ENERGY  CONSERVERS,  INC.  (Delaware corporation)(inactive)
03     DESERT SUNRISE ENERGY COMPANY  (Nevada  corporation) (inactive)
03     DEVEREAUX ENERGY COMPANY (LP)
04        Auburndale  Power Partners,  L.P.(Delaware L.P.) 49%; 50% w/El
          Dorado [see 4.03]
03     EASTERN SIERRA ENERGY COMPANY (GP & LP)
04        Saguaro Power Company, L.P. (P) 50%
03     EAST MAINE ENERGY COMPANY (inactive) [dissolving]
03     EDISON ALABAMA GENERATING COMPANY
03     EDISON MISSION ENERGY FUEL
04        EDISON MISSION ENERGY OIL AND GAS
05            Four Star Oil & Gas Company (P) 50.1% (owns Lost Hills
              Cogeneration Facility)
04        EDISON MISSION ENERGY PETROLEUM (Gas contracts w/ Tex. Gas Mktg)
04        POCONO FUELS COMPANY (inactive)
04        SOUTHERN SIERRA GAS COMPANY
05            TM Star Fuel Company (general partnership) 50%
03     EDISON MISSION ENERGY FUNDING CORP. (Delaware corporation) 1%
03     Edison Mission Energy Interface Ltd. (British Columbia company)
04        The Mission Interface Partnership (Province of Ontario G.P.) 50%
03     EDISON MISSION HOLDINGS CO.
04        CHESTNUT RIDGE ENERGY COMPANY
05            EME Homer City Generation L.P. (Pennsylvania) 99%
04        EDISON MISSION FINANCE CO. 100%
04        MISSION ENERGY WESTSIDE, INC.
05            EME Homer City Generation L.P. (Pennsylvania) 1%

03     EDISON MISSION MARKETING & TRADING, INC.
03     EDISON MISSION OPERATION & MAINTENANCE, INC. (no partnership)
04        Mission Operations de Mexico, S.A. de C.V. 95%
03     EL DORADO ENERGY COMPANY (GP)
04        Auburndale Power Partners, L.P. (Delaware L.P.) 1%; 50% w/
          Devereaux [see 4.03]
03     EMP,  INC.  (Oregon  corporation)  (GP & LP)  (inactive)
03     FOUR COUNTIES GAS COMPANY  (inactive)
03     HANOVER ENERGY COMPANY 04 Chickahominy River Energy Corp.
       (Virginia  corporation)  (GP &  LP)
05           Commonwealth  Atlantic L.P.(Delaware partnership) [see 4.05] 50%
03     HOLTSVILLE ENERGY COMPANY (GP & LP)
04        Brookhaven Cogeneration, L.P.(Delaware partnership) 50%; 100% w/Madera
03     INDIAN BAY ENERGY COMPANY (GP & LP)
04        Riverhead  Cogeneration  III, L.P.  (Delaware  partnership)  50%; 100%
          w/Santa Ana
03     JEFFERSON ENERGY COMPANY (GP & LP) (inactive)
03     KINGS CANYON ENERGY COMPANY (inactive)
03     KINGSPARK ENERGY COMPANY (GP & LP)
04        Smithtown Cogeneration, L.P. (Delaware partnership) 50%; 100% w/Balboa
03     LAGUNA  ENERGY  COMPANY  (inactive)  (former  interest  in Ambit)
03     LA JOLLA ENERGY  COMPANY  (inactive)  (used for Belridge)
03     LAKEVIEW  ENERGY  COMPANY
04        Georgia Peaker,  L.P. (Delaware L.P.) 50%; 100% w/Silver Springs
03     LEHIGH RIVER ENERGY   COMPANY   (inactive)
03     LONGVIEW   COGENERATION   COMPANY  (held  for Weyerhauser)
03     MADERA  ENERGY  COMPANY (GP)
04         Brookhaven  Cogeneration,  L.P.
           (Delaware partnership) 50%; 100%
          w/Holtsville
03     MADISON ENERGY COMPANY (LP)
04        Gordonsville  Energy, L.P. (Delaware  partnership) [see 4.06] 49%; 50%
          w/Rapidan
03     Mission Capital, L.P. (Delaware L.P.) 3%; MIPS partnership
03     MISSION/EAGLE ENERGY COMPANY (inactive)
03     MISSION ENERGY CONSTRUCTION SERVICES, INC.
       (Provides construction services for Paiton Project)
03     MISSION ENERGY HOLDINGS, INC.
04        Mission Capital, L.P. (Delaware L.P.) 97%; MIPS partnership
03 MISSION ENERGY HOLDINGS INTERNATIONAL, INC. [holds all the issued and outstanding stock of MEC International B.V.--see INTERNATIONAL section]
03     MISSION  ENERGY  INDONESIA  (inactive)
03     MISSION  ENERGY  MEXICO  (inactive) formerly the branch office in
       Mexico (no partnership)
03     MISSION ENERGY NEW YORK, INC. (GP & LP)
04        Brooklyn Navy Yard Cogeneration Partners, L.P. (Delaware
          partnership) 50% [see 4.04]
03     MISSION ENERGY WALES COMPANY
04        Mission Hydro Limited Partnership (UK limited  partnership)
05            EME Generation Holdings Limited (UK limited partnership) 30%
              [See International section for structure of EME Generation Holdings Ltd.]
03     Mission Operations de Mexico, S.A. de C.V. 5%
03     MISSION TRIPLE CYCLE SYSTEMS COMPANY (GP)
04        Triple Cycle Partnership (Texas G.P.) 50%
03     NORTH JACKSON ENERGY COMPANY (inactive) [held for Akso Salt Proj]
03     NORTHERN SIERRA ENERGY COMPANY (GP)
04        Sobel Cogeneration  Company (general  partnership) 50%
03     ORTEGA ENERGY COMPANY  (Mid-County Cogen gas contracts)
03     PANTHER TIMBER COMPANY (GP)
04        American Kiln Partners,  L.P. (Delaware limited  partnership) 2%
03     PARADISE ENERGY COMPANY  (inactive)
03     PLEASANT VALLEY ENERGY COMPANY (GP)

04 American Bituminous Power Partners, L.P. (Delaware limited partnership) 0.5%; 50% w/Aguila
05            American Kiln Partners, L.P. (Delaware Limited Partnership)
              0.5% of 53%
03     PRINCE GEORGE ENERGY COMPANY (LP)
04        Hopewell Cogeneration Limited Partnership (Delaware limited partnership) 24.75%
04        Hopewell Cogeneration Inc. (Delaware corporation) 25%
05            Hopewell Cogeneration Limited Partnership (Delaware limited partnership) 1%
03     QUARTZ PEAK ENERGY COMPANY (LP)
04        Nevada Sun-Peak L.P.  (Nevada  partnership)  [see 4.07] 50%
03     RAPIDAN ENERGY COMPANY (GP)
04        Gordonsville Energy, L.P.(Delaware partnership)[see 4.06] 1%;
          50% w/Madison
03     REEVES BAY ENERGY COMPANY (GP & LP)
04        North Shore Energy L.P. (Delaware partnership) 50%; 100% w/Santa Clara
05           Northville  Energy  Corporation  (New York  corporation)  100%
03     RIDGECREST ENERGY COMPANY (GP)
04        Riverhead Cogeneration  I, L.P.(Delaware partnership) 50%; 100%
          w/Centerport
03     RIO ESCONDIDO ENERGY COMPANY
03     RIVERPORT ENERGY COMPANY (GP & LP)
04        Riverhead Cogeneration II, L.P. (Delaware partnership) 50%; 100% w/San
          Pedro
03     SAN GABRIEL ENERGY COMPANY (inactive) (McKenzie gas contracts)
03     SAN JOAQUIN ENERGY COMPANY (GP)
04        Midway-Sunset Cogeneration Company, L.P. (P) 50%
03     SAN JUAN ENERGY COMPANY (GP)
04        March Point Cogeneration Company (P) 50%
03     SAN PEDRO ENERGY COMPANY (GP)
04        Riverhead Cogeneration II, L.P. (Delaware partnership) 50%; 100%
          w/Riverport
03     SANTA ANA ENERGY COMPANY (GP)
04        Riverhead  Cogeneration  III, L.P.  (Delaware  partnership)  50%; 100%
          w/Indian Bay
03     SANTA CLARA ENERGY COMPANY (GP)
04        North Shore Energy, L.P. (Delaware partnership) 50%; 100%
          w/Reeves Bay
05            Northville Energy Corporation (New York corporation) 100%
03     SILVERADO ENERGY COMPANY (GP)
04        Coalinga Cogeneration Company (P) 50%
03     SILVER SPRINGS ENERGY COMPANY
04        Georgia Peaker, L.P. (Delaware limited partnership) 50%; 100%
          w/Lakeview
03     SONOMA GEOTHERMAL COMPANY (GP & LP)
04        Geothermal Energy Partners Ltd. (P) (Aidlin) 5%LP
03     SOUTH COAST ENERGY COMPANY (GP)
04        Harbor Cogeneration Company (P) 30%
03     SOUTHERN SIERRA ENERGY COMPANY (GP)
04        Kern River Cogeneration Company (general partnership) 50%
03     THOROFARE ENERGY COMPANY (inactive)
03     VIEJO ENERGY COMPANY (GP)
04        Sargent Canyon Cogeneration Company (P) 50%
03     VISTA ENERGY COMPANY (New Jersey corporation) (inactive)
03     WESTERN SIERRA ENERGY COMPANY (GP)
04        Sycamore Cogeneration Company (general partnership) 50%

EDISON MISSION ENERGY INTERNATIONAL COMPANIES:
04 MEC International B.V. (Netherlands corporation) (Holding Company 100% owned by MEC Holdings International, Inc. (California corp.))
          Address:  Croeselaan 18, 3500 GT Utrecht, The Netherlands
05            Beheer-en Beleggingsmaatschappij Botara B.V. (BHP Project) 100%
              Address:  Croeselaan 18, 3500 GT Utrecht, The Netherlands

05            Edison Mission Energy Asia Pte Ltd. (Singapore private company limited by shares) 100% (EME's Regional Asia Pacific Headquarters)
              Address:  391-B Orchard Road, Ngee Ann City, Tower B,
              14th Floor, #14-08/10, Singapore 238874
06               Edison Mission Energy Asia Pacific Pte Ltd. (Singapore
                 corporation) 100%
                 Address:  391-B Orchard Road, Ngee Ann City, Tower B,
                 14th Floor, #14-08/10, Singapore 238874
06               Edison Mission Energy Fuel Company Pte Ltd. (Singapore
                 corporation) 100%
                 Address:  391-B Orchard Road, Ngee Ann City, Tower B,
                 14th Floor, #14-08/10, Singapore 238874
06               Edison Mission Operation & Maintenance Services Pte Ltd 100%
                 Address:  391-B Orchard Road, Ngee Ann City, Tower B,
                 14th Floor, #14-08/10, Singapore 238874
06               P.T. Edison Mission Operation and Maintenance Indonesia
                 (Indonesian company) 99%
                 Address:  Jl. Gen. A Yani No. 54
                 Probolinggo, East Java, Indonesia
05            Edison Mission Energy International B.V. (Netherlands company) 99%
              Address:  Croeselaan 18, 3500 GT Utrecht, The Netherlands
05            Edison Mission Energy Services B.V. (Netherlands company) 100%
              Address:  Croeselaan 18, 3500 GT Utrecht, The Netherlands
05            Edison Mission Operation & Maintenance Services B.V.
              (Netherlands company) 100%
              Address:  Croeselaan 18, 3500 GT Utrecht, The Netherlands
05            EME Tri Gen B.V. 100%
              Address:  Croeselaan 18, 3500 GT Utrecht, The Netherlands
06               Tri Energy Company Limited (Tri Energy Project) (equity)
                 25% [see 4.17]
                 Address:  16th Floor, Grant Amarin Tower, New Petchburi Road,
                 Ratchathewi, Bangkok 10320 Thailand
05            EME Victoria B.V. 100% (inactive)
              Address:  Croeselaan 18, 3500 GT Utrecht, The Netherlands
05            Global Generation B.V. 100%
              Address:  Croeselaan 18, 3521 CB Utrecht, The Netherlands
05            Hydro Energy B.V. (Netherlands limited liability company) 10%
              Address:  Croeselaan 18, 3500 GT Utrecht, The Netherlands
06               Iberica de Energias, S.A. (Spain corp) 96.65% [see 4.08]
                 Address:  Paseo de Gracia 18, Planta 4, 08007,
                 Barcelona, Spain
07                  Electrometalurgica del Ebro, S.A. ("EMESA") (Spain
                    corporation) 91.32% [see 4.09]
                    Address:  Paseo de Gracia 18, Planta 4, 08007,
                    Barcelona, Spain
08                      Monasterio de Rueda, S.L. (Spain) 100%
                        Address:  Paseo de Gracia 18, Planta 4, 08007,
                        Barcelona, Spain
05            Iberian Hy-Power Amsterdam B.V. (Netherlands limited liability company) 100%
              Address:  Strawinskylaan 1725, Amsterdam, NOORD-HOLL 1077 XX
06               Aprohiso S.A. (Spain corporation) (inactive) 100%
                 Address:  Paseo de Gracia 18, Planta 4, 08007,
                 Barcelona, Spain
06               Hydro Energy B.V. (Netherlands company) 90%
07                  Iberica de Energias, S.A.(Spain corporation)96.65%[see4.08]
08 Electrometalurgica del Ebro, S.A. ("EMESA") (Spain corporation) 91.32% [see 4.09]
09                         Monasterio de Rueda, S.L. (Spain) 100%
06               Iberica de Energias, S.A. (Spain corporation) 3.35% [see 4.08]
07                  Electrometalurgica del Ebro, S.A. ("EMESA") (Spain
                    corporation) 91.32% [see 4.09]
08                      Monasterio de Rueda, S.L. (Spain) 100%
06               Saltos del Porma, S.A.
05            Latrobe Power Pty. Ltd. (Australian corporation) 99%

              Address:  Southgate Complex, Level 20, Tower East,
              40 City Road, South Melbourne, Victoria 3205
06               Mission Victoria Partnership (Australian partnership) 52.31%
                 (100% w/ Traralgon PPL 46.69% and MEVALP 1%)
07                  Latrobe Power Partnership (Australian partnership) 99%
08                      Loy Yang B Joint Venture (Australian joint venture) [see
                        4.10] 51%; 49% to Gippsland
05            Loy Yang Holdings Pty Ltd (Australia corporation) 100%
              Address:  Southgate Complex, Level 20, Tower East,
              40 City Road, South Melbourne, Victoria 3205
06               Edison Mission Energy Holdings Pty Ltd (Australian corp.) 100%
                 Address:  Southgate Complex, Level 20, Tower East,
                 40 City Road, South Melbourne, Victoria 3205
07                  Edison Mission Energy Australia Ltd. (Australian public
                    company) 100%
                    Address:  Southgate Complex, Level 20, Tower East,
                    40 City Road, South Melbourne, Victoria 3205
08                      Latrobe Power Partnership (Australian partnership) 1%
09                         Loy Yang B Joint Venture (Australian J.V.)
                           [see 4.10] 51%
07                  Edison Mission Energy Australia Pilbara Power Pty Ltd.
                    (Australia company) 100%
                    Address:  Southgate Complex, Level 20, Tower East,
                    40 City Road, South Melbourne, Victoria 3205
07                  Edison Mission Energy Taupo Ltd. (Australia company) 100%
                    Address:  Southgate Complex, Level 20, Tower East,
                    40 City Road, South Melbourne, Victoria 3205
07                  Edison Mission Operation & Maintenance Kwinana Pty Ltd
                    (Australia) 100% (Operator of Kwinana Project)
                    Address:  Southgate Complex, Level 20, Tower East,
                    40 City Road, South Melbourne, Victoria 3205
07                  Edison Mission Operation & Maintenance Loy Yang Pty Ltd
                    (Australian corporation) 100%
                    Address:  P.O. Box 1792, Traralgon, Victoria 3844,Australia
07                  Mission Energy Holdings Superannuation Fund Pty Ltd.
                    (retirement fund required by Australia law) 100%
07                  Mission Energy (Kwinana) Pty Ltd (Australia) 100%
                    Address:  Southgate Complex, Level 20, Tower East,
                    40 City Road, South Melbourne, Victoria 3205
08                      Kwinana Power Partnership (Australian G.P.) 1%
                        Address:  Level 23, St. Martins Tower
                        44 St George's Terrace, Perth WA 6000
06               Latrobe Power Pty. Ltd. (Australian corporation) 1%
07                  Mission Victoria Partnership (Australian partnership) 52.31%
08                      Latrobe Power Partnership (Australian partnership) 99%
09                         Loy Yang B Joint Venture (Australian J.V.)
                           [see 4.10] 51%
06               Mission Energy Ventures Australia Pty. Ltd. (Australian
                 company) 100%
                 Address:  Southgate Complex, Level 20, Tower East,
                 40 City Road, South Melbourne, Victoria 3205
07                  Mission Victoria Partnership (Australian partnership) 1%
08                      Latrobe Power Partnership (Australian partnership) 99%
09                         Loy Yang B Joint Venture (Australian J.V.)
                           [see 4.10] 51%
06               Traralgon Power Pty. Ltd. (Australian corporation) 1%
                 Address:  Southgate Complex, Level 20, Tower East,
                 40 City Road, South Melbourne, Victoria 3205
07                  Mission Victoria Partnership (Australian partnership)
                    46.69%
08                      Latrobe Power Partnership (Australian partnership) 99%
09                         Loy Yang B Joint Venture (Australian J.V.)
                           [see 4.10] 51%
05            MEC Esenyurt B.V. (Netherlands company) (Doga Project) 99%
              Address:  Croeselaan 18, 3500 GT Utrecht, The Netherlands
06               Doga Enerji Uretim Sanayi ve Ticaret L.S. (Turkish
                 corporation) (Project company) 80%
                 Address:  Merkez Man, Mahallesi Caddesi 11/8,
                 Esenyurt, Istanbul, Turkey

06               Doga Isi Satis Hizmetleri ve Ticaret L.S. (Turkish corporation)
                 (Heat company) 80%
                 Address:  Merkez Man, Mahallesi Caddesi 11/8,
                 Esenyurt, Istanbul, Turkey
06               Doga Isletme ve Bakim Ticaret L.S. (Turkish corporation) (O&M company) 80%
                 Address:  Merkez Man, Mahallesi Caddesi 11/8,
                 Esenyurt, Istanbul, Turkey
05            MEC IES B.V. (Netherlands company) (ISAB Project) 99%
              Address:  Croeselaan 18, 3500 GT Utrecht, The Netherlands
06               ISAB Energy Services s.r.l. 49% (services co ISAB
                 Project)
05            MEC India B.V. (Netherlands company) (Jojobera Project) 99%
              Address:  Croeselaan 18, 3500 GT Utrecht, The Netherlands
06               Edison Mission Energy Power (Mauritius corporation) (Branch office in India)
                 Address:  Louis Leconte Street, Curepipe, Mauritius
05            MEC Indo Coal B.V. (Netherlands company) (Adaro Project) 99%
              Address:  Croeselaan 18, 3500 GT Utrecht, The Netherlands
06               P. T. Adaro Indonesia (equity) 10%
                 Address:  Suite 704, World Trade Centre, Jl. Jend.
                 Sudirman Kav. 31, Jakarta 12920 Indonesia
05            MEC Indonesia B.V. (Netherlands company) 99%
              Address:  Croeselaan 18, 3500 GT Utrecht, The Netherlands
06               P. T. Paiton Energy Company (Indonesia company) (equity)
                 (Paiton Project) 40% [see 4.11]
                 Address:  Menara Batavia, 8th Floor, Jl. K. H.
                 Mas Mansyur Kav. 126, Jakarta 10220 Indonesia
05            MEC International Holdings B.V. (Netherlands corp) 100%
              Address:  Croeselaan 18, 3500 GT Utrecht, The Netherlands
06               Edison Mission Energy International B.V.(Netherlands company)1%
06               MEC Esenyurt B.V. (Netherlands company) (Doga Project) 1%
07                  Doga Enerji Uretim Sanayi ve Ticaret L.S. (Turkish
                    corporation) (Project company) 80%
07                  Doga Isi Satis Hizmetleri ve Ticaret L.S. (Turkish
                    corporation) (Heat company) 80%
07                  Doga Isletme Bakim Ticaret L.S. (Turkish corporation)
                    (O&M company) 80%
06               MEC IES B.V. (Netherlands company) (ISAB Project) 1%
07                  ISAB Energy Services s.r.l. 49%
06               MEC India B.V. (Netherlands company) 1%
07                      Edison Mission Energy Power (Mauritius corporation)
06               MEC Indo Coal B.V. (Netherlands company) (Adaro Project) 1%
07                  P. T. Adaro Indonesia (equity) 10%
06               MEC Indonesia B.V. (Netherlands company) 1%
07                  P. T. Paiton Energy Company (Indonesia company) (equity)
                    (Paiton Project) 40% [see 4.11]
06               MEC Laguna Power B.V. (Netherlands company) (Thailand
                 Project) 1%
07                  Gulf Power  Generation Co. Ltd.  (Bangkok  corporation) 40%
06               MEC Perth B.V. (Netherlands   company)  (Kwinana  Project) 1%
07                  Kwinana Power Partnership (Australian G.P.) [see 4.16]
06               MEC Priolo  B.V.  (Netherlands  company)  (ISAB Project) 1%
07                  ISAB Energy, s.r.l. (Italian J.V. company) (equity) [see
                    4.12] 1% of 49% (quota, not shares)
06               MEC San Pascual B.V. (Netherlands company) 1%
07                  San Pascual Cogeneration Company International B.V. 50%
08                      San Pascual Cogeneration Company (Philippines) Ltd.
                        (San Pascual Project) (equity) 1%
07                  Morningstar Holdings B.V. (formerly Vestra B.V.) 50%
08                      San Pascual Cogeneration Company (Philippines) Ltd.
                        (San Pascual Project) (equity) 49%
06            MEC Sidi Krir B.V.  (Netherlands company) 1%
06            MEC Sumatra B.V. (Netherlands company) 1%

06            MEC Wales B.V.  (Netherlands Company) 1%
07               Mission Hydro Limited Partnership  (UK limited  partnership)
08                  EME Generation  Holdings  Limited (UK company) 100%
09                     Loyvic Pty Ltd. (Australia company) 100%
10                        Energy Capital Partnership (Australia partnership) 1%
11                           Enerloy Pty Ltd. (Australia company) 100%
09                     EME Victoria Generation Limited (UK company) 100%
10                        Energy Capital Partnership (Australia partnership 98%
11                           Enerloy  Pty Ltd. (Australia  company)  100%
10                        Mission  Energy  Development  Australia Pty Ltd
11                           Gippsland Power Pty Ltd 100% 12 Loy Yang B
                             Joint Venture 49%
09                     Energy  apital Partnership (Australia partnership) 1%LP
10                        Enerloy Pty Ltd. (Australia company) 100%
09                     First Hydro Holdings Company (Australia  partnership)99%
10                        First Hydro Company  [see 4.13] 99%
10                        First Hydro Finance plc 11 First Hydro Company
                          [see 4.13] 1%
06               Mission  Energy Italia s.r.l.  10% (Office in Italy)
06               P.T. Edison Mission Operation and Maintenance Indonesia
                 (Indonesian company) 1%
05            MEC Laguna Power B.V. (Netherlands co) (Malaya Project) 99%
              Address:  Croeselaan 18, 3500 GT Utrecht, The Netherlands
06               Gulf Power Generation Co. Ltd. (Bangkok corporation) 40%
                 Address:  888/101 Mahatun Plaza Tower, 10th Floor, Ploenchit,
                 Lumphini, Patumwan, Bangkok 10330
05            MEC Perth B.V. (Netherlands company) (Kwinana Project) 99%
06               Kwinana Power Partnership (Australian G.P.) 99% [See 4.16]
                 Address:  Level 23, St. Martins Tower
                 44 St George's Terrace, Perth WA 6000
05            MEC Priolo B.V. (Netherlands company) (ISAB Project) 99%
              Address:  Croeselaan 18, 3500 GT Utrecht, The Netherlands
06               ISAB Energy, s.r.l. (Italian J.V. company) (equity) [see
                 4.12] 99% of 49% (quota, not shares)
                 Address:  Corso Gelone No. 103, Siracusa, Sicily, Italy
05            MEC San Pascual B.V. (Netherlands company) 99%
              Address:  Croeselaan 18, 3521 CB Utrecht, The Netherlands
06               San Pascual Cogeneration Company International B.V. 50%
                 Address:  Croeselaan 18, 3521 CB Utrecht, The Netherlands
07                  San Pascual Cogeneration Company (Philippines) Ltd (San
                    Pascual Project) (equity) 1%
                    Address:  Unit 1610/1611, Tower One, Ayala Triangle, Ayala
                    Avenue, 1200 Makati City, Metro Manila, Republic of the
                    Philippines
06               Morningstar Holdings B.V. (formerly Vestra B.V.) 50%
                 Address:  Croeselaan 18, 3521 CB Utrecht, The Netherlands
07                  San Pascual Cogeneration Company (Philippines) Ltd (San
                    Pascual Project) (equity) 49%
                    Address:  Unit 1610/1611, Tower One, Ayala Triangle, Ayala
                    Avenue, 1200 Makati City, Metro Manila, Republic of the
                    Philippines
05            MEC Sidi Krir B.V. (Netherlands company) 99%
              Address:  Croeselaan 18, 3500 GT Utrecht, The Netherlands
05            MEC Sumatra B.V. (Netherlands company) 99%
              Address:  Croeselaan 18, 3500 GT Utrecht, The Netherlands
05            MEC Wales B.V. (Netherlands company) 99%
              Address:  Croeselaan 18, 3500 GT Utrecht, The Netherlands
06               Mission Hydro Limited Partnership 69%
                 Address:  Lansdowne House, Berkeley Square,
                 London W1X5DH England
07                  EME Generation Holdings Limited (UK company) 100%
08                      Loyvic Pty Ltd. (Australia company) 100%
09                         Energy Capital Partnership (Australia partnership) 1%
10                            Enerloy Pty Ltd. (Australia company) 100%

08                      EME Victoria Generation Limited (UK company) 100%
09                         Energy Capital Partnership (Australia partnership 98%
10                            Enerloy Pty Ltd. (Australia company) 100%
09                         Mission Energy Development Australia Pty Ltd
10                            Gippsland Power Pty Ltd 100%
11                               Loy Yang B Joint Venture 49%
08                      Energy Capital Partnership (Australia partnership) 1%LP
09                         Enerloy Pty Ltd. (Australia company) 100%
08                      First Hydro Holdings Company (Australia partnership) 99%
                        Address:  Lansdowne House, Berkeley Square,
                        London W1X5DH England
09                         First Hydro Company [see 4.13] 99%
                           Address:  Bala House, St. David's Park
                           Ewloe, Dlwyd, Wales CH5 3XJ
09                         First Hydro Finance plc 100%
                   Address: Lansdowne House, Berkeley Square,
                           London W1X5DH England
10                            First Hydro Company [see 4.13] 1%
                      Address: Bala House, St. David's Park
                              Ewloe, Dlwyd, Wales CH5 3XJ
05 Mission Energy Company (UK) Limited (United Kingdom private limited company) 100%
              Address:  Lansdowne House, Berkeley Square,
              London W1X5DH England
06 Derwent Cogeneration Limited (United Kingdom private limited liability company) (equity) [see 4.14] 33%
                 Address:  Lansdowne House, Berkeley Square,
                 London W1X5DH England
06               Edison Mission Energy Limited (UK private limited company) 100%
                 Address:  Lansdowne House, Berkeley Square,
                 London W1X5DH England
06 Edison Mission Operation & Maintenance Limited (a United Kingdom corporation) 100%
                 Address:  Lansdowne House, Berkeley Square,
                 London W1X5DH England
06               Edison Mission Services Limited (UK private limited
                 company)100%
                 Address:  Lansdowne House, Berkeley Square,
                 London W1X5DH England
06               Mission Hydro (UK) Limited 100%
                 Address:  Lansdowne House, Berkeley Square,
                 London W1X5DH England
07                  First Hydro Holdings Company 1%
08                      First Hydro Company [see 4.13] 99%
08                      First Hydro Finance plc 100%
09                         First Hydro Company [see 4.13] 1%
07                  Mission Hydro Limited Partnership 1%GP
08                      EME Generation Holdings Limited (UK company) 100%
09                         Loyvic Pty Ltd. (Australia company) 100%
10                            Energy Capital Partnership (Australia
                              partnership) 1%
11                               Enerloy Pty Ltd. (Australia company) 100%
09                         EME Victoria Generation Limited (UK company) 100%
10                            Energy Capital Partnership (Australia
                              partnership 98%
11                               Enerloy Pty Ltd. (Australia company) 100%
10                            Mission Energy Development Australia Pty Ltd
11                               Gippsland Power Pty Ltd 100%
12                                   Loy Yang B Joint Venture 49%
09                         Energy Capital Partnership (Australia partnership)
                           1%LP
10                            Enerloy Pty Ltd. (Australia company) 100%
09                         First Hydro Holdings Company (Australia
                           partnership) 99%
10                            First Hydro Company [see 4.13] 99%
10                            First Hydro Finance plc 99%
11                               First Hydro Company [see 4.13] 1%
06               Mission (No. 2) Limited (UK private limited company) 100%
                 Address:  Lansdowne House, Berkeley Square,

                 London W1X5DH England
06               Pride Hold Limited (United Kingdom corporation) 99%
                 Address:  Lansdowne House, Berkeley Square,
                 London W1X5DH England
07                  Lakeland Power Ltd. (United Kingdom private limited
                    liability company) [see 4.15] 80%
                    Address:  Roosecote Power Station, Barrow-In-Furness,
                    Cumbria, England LA13 OPX
07                  Lakeland Power Development Company (UK corporation) 100%
                    Address:  Lansdowne House, Berkeley Square,
                    London W1X5DH England
06               Rapid Energy Limited
05            Mission Energy Italia s.r.l. 90% Representative Office in Italy
              Address:  Villa Brasini, Via Flaminia 497, 00191 Rome Italy
05            Pride Hold Limited (United Kingdom corporation) 1%
              Address:  Lansdowne House, Berkeley Square,
              London W1X5DH England
06               Lakeland Power Ltd. (United Kingdom private limited liability company) [see 4.15] 80%
                 Address:  Roosecote Power Station, Barrow-In-Furness,
                 Cumbria, England LA13 OPX
06               Lakeland Power Development Company (UK corporation) 100%
                 Address:  Lansdowne House, Berkeley Square,
                 London W1X5DH England
05            Rillington Holdings Limited (Gibraltar)
              Address:  57/63 Line Wall Road, Gibraltar
06               EME del Caribe Holding GmbH (Austria)
                 Address:  4020 Linz, Landstrasse 12, Austria
07                  EME del Caribe (Cayman Islands)
                    Address:  First Floor, Caledonian House, Mary Street,
                    George Town, Grand Cayman, Cayman Islands
08                      EcoElectrica Holdings, Ltd. (Cayman Islands) 50%
                        Address: 1350 GT, The Huntlaw Building, Fort Street, Grand Cayman, Cayman Islands
09                         EcoElectrica Ltd. (Cayman Islands) 100%
                           Address: 1350 GT, The Huntlaw Building, Fort Street, Grand Cayman, Cayman Islands
10 EcoElectrica L.P. (Bermuda partnership) (equity) 1% Address: Plaza Scotiabank, 273 Ponce de Leon Avenue, Suite 902, Hato Rey, Puerto Rico 00918
09                         EcoElectrica L.P. (Bermuda partnership) (equity) 99%
                           Address: Plaza Scotiabank, 273 Ponce de Leon Avenue, Suite 902, Hato Rey, Puerto Rico 00918
05            Southwestern Generation B.V. 100%
              Address:  Croeselaan 18, 3521 CB Utrecht, The Netherlands
05            Traralgon Power Pty. Ltd. (Australian corporation) 99%
              Address:  Southgate Complex, Level 20, Tower East,
              40 City Road, South Melbourne, Victoria 3205
06               Mission Victoria Partnership (Australian partnership) 46.69%
                 (100% w/ Latrobe PPL 52.31% and MEVALP 1%)
07                  Latrobe Power Partnership (Australian partnership)
08                      Loy Yang B Joint Venture (Australian J.V.) [see 4.10]
                        51%; 49% to Gippsland