Form 10-Q
period 1999-06-30
EDISON INTERNATIONAL
filed 1999-08-12
CIK 827052

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                  June 30, 1999
                               -----------------------------------------------
                                       OR

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from    _______________  to _____________________


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

Yes   X          No ___

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                Class                            Outstanding at August 9, 1999
-----------------------------------------      --------------------------------
      Common Stock, no par value                           347,207,106

EDISON INTERNATIONAL

                                      INDEX
                                                                         Page
                                                                           No
                                                                         ----

Part I.  Financial Information:

    Item 1.  Consolidated Financial Statements:

        Consolidated Statements of Income -- Three and Six
             Months Ended June 30, 1999, and 1998                          1

        Consolidated Statements of Comprehensive Income --
             Three and Six Months Ended June 30, 1999, and 1998            1

        Consolidated Balance Sheets -- June 30, 1999,
             and December 31, 1998                                         2

        Consolidated Statements of Cash Flows -- Six Months
             Ended June 30, 1999, and 1998                                 4

        Notes to Consolidated Financial Statements                         5

    Item 2.  Management's Discussion and Analysis of Results
                  of Operations and Financial Condition                    9

Part II.  Other Information:

    Item 1.  Legal Proceedings                                             24

    Item 6.  Exhibits and Reports on Form 8-K                              27

EDISON INTERNATIONAL

PART I -- FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
In thousands, except per-share amounts

                                                           3 Months Ended                     6 Months Ended
                                                              June 30,                           June 30,
-----------------------------------------------------------------------------------------------------------------------

                                                          1999           1998                1999           1998
-----------------------------------------------------------------------------------------------------------------------
                                                                                (Unaudited)
Electric utility revenue                              $1,720,820        $1,618,782       $3,397,476      $3,241,471
Diversified operations                                   395,194           320,253          806,257         607,124
-----------------------------------------------------------------------------------------------------------------------

Total operating revenue                                2,116,014         1,939,035        4,203,733       3,848,595
-----------------------------------------------------------------------------------------------------------------------

Fuel                                                     118,694           100,259          233,077         267,580
Purchased power -- contracts                             422,754           525,355        1,032,660       1,101,862
Purchased power -- power exchange-- net                   97,143            40,099          214,100          40,099
Provisions for regulatory adjustment clauses-- net       (81,718)          462,176         (360,748)        158,363
Other operating expenses                                 616,362           562,533        1,193,124         949,702
Maintenance                                              106,243            98,597          195,188         200,566
Depreciation, decommissioning and amortization           429,171           404,031          852,808         815,354
Income taxes                                              67,278            99,010          152,807         235,728
Property and other taxes                                  29,609            33,194           68,701          73,955
Net gain on sale of utility plant                           (724)         (684,838)          (2,925)       (619,038)
-----------------------------------------------------------------------------------------------------------------------

Total operating expenses                               1,804,812         1,640,416        3,578,792       3,224,171
-----------------------------------------------------------------------------------------------------------------------

Operating income                                         311,202           298,619          624,941         624,424
-----------------------------------------------------------------------------------------------------------------------

Allowance for equity funds used during construction        3,056             2,908            5,892           5,690
Interest and dividend income                              22,594            25,078           42,964          55,794
Minority interest                                         (1,046)             (859)          (2,008)         (2,367)
Other nonoperating income (deductions)-- net               7,338            (9,107)          (1,247)        (18,308)
-----------------------------------------------------------------------------------------------------------------------

Total other income-- net                                  31,942            18,020           45,601          40,809
-----------------------------------------------------------------------------------------------------------------------

Income before interest and other expenses                343,144           316,639          670,542         665,233
-----------------------------------------------------------------------------------------------------------------------

Interest and amortization on long-term debt              169,534           147,505          321,353         326,617
Other interest expense                                    45,178            20,319           81,293          41,531
Allowance for borrowed funds used during
   construction                                           (2,652)           (1,979)          (5,113)         (3,871)
Capitalized interest                                      (7,092)           (4,461)         (17,810)         (8,365)
Dividends on subsidiary preferred securities               9,754             9,952           19,186          20,008
-----------------------------------------------------------------------------------------------------------------------

Total interest and other expenses-- net                  214,722           171,336          398,909         375,920
-----------------------------------------------------------------------------------------------------------------------

Net income                                             $ 128,422         $ 145,303        $ 271,633       $ 289,313
-----------------------------------------------------------------------------------------------------------------------

Weighted-average shares of common stock
   outstanding                                           347,204           360,251          347,846         365,150
Basic earnings per share                                  $.37                $.40           $.78             $.79
Diluted earnings per share                                $.37                $.40           $.78             $.79
Dividends declared per common share                       $.27                $.26           $.54             $.52

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
In thousands
                                                           3 Months Ended                     6 Months Ended
                                                              June 30,                           June 30,
-----------------------------------------------------------------------------------------------------------------------

                                                          1999             1998              1999           1998
-----------------------------------------------------------------------------------------------------------------------
                                                                               (Unaudited)
Net income                                              $128,422          $145,303         $271,633        $289,313
Cumulative translation adjustments-- net                 (29,076)           (7,585)         (41,714)            733
Unrealized gain (loss) on securities-- net                (1,876)            1,384          (11,022)         15,398
Reclassification adjustment for gains included
   in net income                                         (14,874)               --          (32,245)             --
-----------------------------------------------------------------------------------------------------------------------
Comprehensive income                                   $  82,596          $139,102         $186,652        $305,444
-----------------------------------------------------------------------------------------------------------------------


   The accompanying notes are an integral part of these financial statements.

EDISON INTERNATIONAL

CONSOLIDATED BALANCE SHEETS
In thousands

                                                                                 June 30,           December 31,
                                                                                   1999                 1998
------------------------------------------------------------------------------------------------------------------

ASSETS                                                                       (Unaudited)

Utility plant, at original cost:
  Transmission and distribution                                              $11,975,779            $11,771,678
  Generation                                                                   1,705,009              1,689,469
  Accumulated provision for depreciation
    and decommissioning                                                       (7,175,966)            (6,896,479)
  Construction work in progress                                                  654,516                516,664
  Nuclear fuel, at amortized cost                                                163,281                172,250
------------------------------------------------------------------------------------------------------------------

 Total utility plant                                                           7,322,619              7,253,582
------------------------------------------------------------------------------------------------------------------

Nonutility property -- less accumulated provision for
  depreciation of $334,443 and $296,732 at respective dates                    4,931,953              3,072,354
Nuclear decommissioning trusts                                                 2,357,155              2,239,929
Investments in partnerships and unconsolidated subsidiaries                    2,379,100              1,615,106
Investments in leveraged leases                                                1,733,086              1,621,133
Other investments                                                                215,315                572,856
------------------------------------------------------------------------------------------------------------------

Total other property and investments                                          11,616,609              9,121,378
------------------------------------------------------------------------------------------------------------------

Cash and equivalents                                                             937,929                583,556
Receivables, including unbilled revenue, less allowances of
  $27,371 and $24,272 for uncollectible accounts at respective dates           1,353,070              1,315,830
Fuel inventory                                                                    74,570                 51,299
Materials and supplies, at average cost                                          165,387                116,259
Accumulated deferred income taxes-- net                                           92,798                274,851
Regulatory balancing accounts-- net                                            1,103,765                648,781
Prepayments and other current assets                                              43,140                137,920
------------------------------------------------------------------------------------------------------------------

Total current assets                                                           3,770,659              3,128,496
------------------------------------------------------------------------------------------------------------------

Unamortized nuclear investment-- net                                           1,763,390              2,161,998
Income tax-related deferred charges                                            1,440,617              1,463,256
Unamortized debt issuance and reacquisition expense                              343,126                348,816
Other deferred charges                                                         1,703,194              1,220,353
------------------------------------------------------------------------------------------------------------------

Total deferred charges                                                         5,250,327              5,194,423
------------------------------------------------------------------------------------------------------------------

Total assets                                                                 $27,960,214            $24,697,879
------------------------------------------------------------------------------------------------------------------


   The accompanying notes are an integral part of these financial statements.

EDISON INTERNATIONAL

CONSOLIDATED BALANCE SHEETS
In thousands

                                                                                June 30,            December 31,
                                                                                  1999                  1998
------------------------------------------------------------------------------------------------------------------

CAPITALIZATION AND LIABILITIES                                               (Unaudited)

Common shareholders' equity:
   Common stock (347,207,106 and 350,553,197
      shares outstanding at respective dates)                                 $2,089,206            $ 2,109,279
   Accumulated other comprehensive income:
      Cumulative translation adjustments-- net                                   (12,015)                29,699
      Unrealized gain in equity securities-- net                                  10,592                 53,859
   Retained earnings                                                           2,916,285              2,906,432
------------------------------------------------------------------------------------------------------------------

                                                                               5,004,068              5,099,269
------------------------------------------------------------------------------------------------------------------

Preferred securities of subsidiaries:
   Not subject to mandatory redemption                                           246,858                128,755
   Subject to mandatory redemption                                               489,732                405,700
Long-term debt                                                                 9,624,194              8,008,154
------------------------------------------------------------------------------------------------------------------

Total capitalization                                                          15,364,852             13,641,878
------------------------------------------------------------------------------------------------------------------

Other long-term liabilities                                                      742,298                467,109
------------------------------------------------------------------------------------------------------------------

Current portion of long-term debt                                                931,861                920,333
Short-term debt                                                                1,581,919                565,626
Accounts payable                                                                 413,474                489,751
Accrued taxes                                                                    470,456                629,906
Accrued interest                                                                 183,383                146,773
Dividends payable                                                                 94,406                 91,742
Deferred unbilled revenue and other current liabilities                        1,734,469              1,442,149
------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                      5,409,968              4,286,280
------------------------------------------------------------------------------------------------------------------

Accumulated deferred income taxes-- net                                        4,651,925              4,591,236
Accumulated deferred investment tax credits                                      248,601                270,689
Customer advances and other deferred credits                                   1,523,812              1,424,986
------------------------------------------------------------------------------------------------------------------

Total deferred credits                                                         6,424,338              6,286,911
------------------------------------------------------------------------------------------------------------------

Minority interest                                                                 18,758                 15,701
------------------------------------------------------------------------------------------------------------------

Commitments and contingencies
(Notes 1 and 2)

Total capitalization and liabilities                                         $27,960,214            $24,697,879
------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

EDISON INTERNATIONAL

CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands

                                                                                        6 Months Ended
                                                                                           June 30,
-------------------------------------------------------------------------------------------------------------------
                                                                                1999                      1998
-------------------------------------------------------------------------------------------------------------------

                                                                                          (Unaudited)
Cash flows from operating activities:
Net income                                                                 $   271,633               $   289,313
Adjustments for non-cash items:
   Depreciation, decommissioning and amortization                              852,808                   815,354
   Other amortization                                                           43,195                    41,294
   Deferred income taxes and investment tax credits                            231,562                     4,802
   Equity in income from partnerships and unconsolidated
      subsidiaries                                                            (105,867)                  (62,727)
   Income from leveraged leases                                               (112,618)                  (91,579)
   Other long-term liabilities                                                  81,311                    16,066
   Regulatory asset related to the sale of oil and gas plant                       241                  (107,991)
   Net gain on sale of oil and gas plant                                        (1,110)                 (640,339)
   Other-- net                                                                 (17,287)                  (19,214)
Changes in working capital:
   Receivables                                                                  26,321                  (123,278)
   Regulatory balancing accounts                                              (454,984)                  143,077
   Fuel inventory, materials and supplies                                       (1,596)                   23,396
   Prepayments and other current assets                                         70,791                    62,503
   Accrued interest and taxes                                                  (92,223)                  178,041
   Accounts payable and other current liabilities                               94,058                   153,165
Distributions from partnerships and unconsolidated subsidiaries                 57,276                    70,453
-------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                      943,511                   752,336
-------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Long-term debt issued                                                        2,167,054                   716,441
Long-term debt repaid                                                         (406,693)                 (873,737)
Common stock repurchased                                                       (92,023)                 (586,297)
Preferred securities issued                                                    202,212                        --
Preferred securities redeemed                                                       --                   (73,300)
Rate reduction notes repaid                                                   (119,760)                  (82,465)
Nuclear fuel financing-- net                                                    (9,016)                  (18,871)
Short-term debt financing-- net                                              1,017,893                  (190,052)
Dividends paid                                                                (185,258)                 (189,505)
Other-- net                                                                         87                       367
-------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                             2,574,496                (1,297,419)
-------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Additions to property and plant                                               (569,771)                 (398,277)
Purchase of nonutility power station                                        (1,800,355)                       --
Proceeds from sale of assets                                                    20,975                 1,149,139
Funding of nuclear decommissioning trusts                                      (66,424)                  (76,881)
Investments in partnerships and unconsolidated subsidiaries                   (716,243)                  (53,636)
Unrealized gain (loss) on securities-- net                                     (43,267)                   15,398
Investments in leveraged leases                                                    466                  (336,637)
Other-- net                                                                     10,985                    (4,668)
-------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by investing activities                            (3,163,634)                  294,438
-------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and equivalents                                354,373                  (250,645)
Cash and equivalents, beginning of period                                      583,556                 1,906,505
-------------------------------------------------------------------------------------------------------------------
Cash and equivalents, end of period                                        $   937,929               $ 1,655,860
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

Certain prior-period amounts were reclassified to conform to the June 30, 1999, financial statement presentation.

Since April 1, 1998, when the new market structure began, Southern California Edison Company (SCE) has been selling all of its generation through the power exchange (PX), as mandated by the California Public Utilities Commission's
(CPUC) 1995 restructuring decision. Through the PX, SCE satisfies the electric energy needs of customers who did not choose an alternative energy provider. These transactions with the PX are reported as Purchased power - power exchange
- net. Generation sales through the PX were $360 million and $642 million for the three and six months ended June 30, 1999, respectively and $304 million for each of the same periods ended June 30, 1998. Purchases from the PX were $457 million and $856 million for the three and six months ended June 30, 1999, respectively and $344 million for each of the same periods ended June 30, 1998.

Note 1.  Regulatory Matters

Federal Energy Regulatory Commission Transmission Rate Case

SCE filed its first Federal Energy Regulatory Commission (FERC) transmission rate case in March 1997. The filing proposed a transmission revenue requirement of $211 million. In March 1999, a proposed FERC decision was issued recommending a return on equity of 9.68% (compared to SCE's current CPUC rate for distribution of 11.6%) and a lower revenue requirement. SCE filed briefs opposing the proposed decision in May 1999. A final FERC decision is expected late 1999. SCE does not expect the final decision to have a material effect on its results of operations or financial position.

Recovery of Restructuring Implementation Costs

The independent system operator (ISO) assumed operational control of the transmission system after the ISO and PX began accepting bids and schedules for electricity purchases on March 31, 1998. The restructuring implementation costs related to the start-up and development of the PX, which were paid by the utilities, were to be recovered from all retail customers over the four-year transition period. SCE's share of the charge is $45 million, plus interest and fees. SCE's share of the ISO's start-up and development costs (approximately $16 million per year) will be paid over a 10-year period. In May 1998, SCE filed an application with the CPUC to identify the categories of such costs (including costs related to the implementation of direct access), and to establish the reasonableness of those costs incurred in 1997.

Two proposed decisions issued in March 1999 rejected SCE's request for a determination of eligibility for several major categories of such costs. In May 1999, SCE, the CPUC's Office of Ratepayer Advocates and several other parties entered into a settlement agreement that would allow SCE to recover substantially all (approximately $319 million) of its restructuring implementation costs (incurred and estimated) for the period 1997-2001. In addition, the settlement provides that up to $210 million of generation-related costs (transition costs) that are displaced by recovery of the restructuring implementation costs during the rate freeze may be recovered after December 31, 2001, the date SCE would cease to recover these transition costs under restructuring legislation. The CPUC has withdrawn its earlier proposed decisions on SCE's application. On July 6, 1999, a proposed decision was issued that would approve the settlement in its entirety. A final CPUC decision on the settlement is expected in third quarter 1999.

Note 2.  Contingencies

In addition to the matters disclosed in these notes, Edison International is involved in legal, tax, and regulatory proceedings before various courts and governmental agencies regarding matters arising in the ordinary course of business. Edison International believes the outcome of these other proceedings will not materially affect its results of operations or liquidity.

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

Edison International's recorded estimated minimum liability to remediate its 49 identified sites is $167 million. The ultimate costs to clean up Edison
International's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. Edison
International believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $285 million. The upper limit of this range of costs was estimated using assumptions least favorable to Edison International among a range of reasonably possible outcomes. SCE has sold all of its gas- and oil-fueled generation plants and has retained some liability associated with the divested properties.

The CPUC allows SCE to recover environmental-cleanup costs at 41 of its sites, representing $86 million of its recorded liability, through an incentive mechanism (SCE may request to include additional sites). Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs from insurance carriers and other third parties. SCE has successfully settled insurance claims with all responsible carriers. Costs incurred at SCE's remaining sites are expected to be recovered through customer rates. SCE has recorded a regulatory asset of $134 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

Edison International's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that Edison

International may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can now be made for these sites.Edison International expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $5 million to $15 million.

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

Property  damage  insurance   covers  losses  up  to  $500  million,   including
decontamination costs, at San Onofre and Palo Verde. Decontamination liability and property damage coverage exceeding the primary $500 million also has been purchased in amounts greater than federal requirements. Additional insurance covers part of replacement power expenses during an accident-related nuclear unit outage. These policies are issued primarily by mutual insurance companies owned by utilities with nuclear facilities. If losses at any nuclear facility covered by the arrangement were to exceed the accumulated funds for these insurance programs, SCE could be assessed retrospective premium adjustments of up to $21 million per year. Insurance premiums are charged to operating expense.

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

SCE has primary responsibility for the interim storage of its spent nuclear fuel at San Onofre. Current capability to store spent fuel is estimated to be adequate through 2005. Meeting spent-fuel storage requirements beyond that period would require new and separate interim storage facilities, the costs for which have not been determined. Extended delays by the DOE could lead to consideration of costly alternatives involving siting and environmental issues.

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

Note 3.  Business Segments

Edison International's reportable business segments include its electric utility operation segment (SCE), an unregulated power generation segment (EME), and a capital and financial services provider segment (Edison Capital).

Segment information for the three months ended June 30, 1999, and 1998, respectively, was:

                                                                                 3 Months Ended
                                                                                    June  30,
-----------------------------------------------------------------------------------------------------------------
                                                                       1999                           1998
-----------------------------------------------------------------------------------------------------------------

     Operating Revenue:
     Electric utility                                               $1,720,831                    $1,618,782
     Unregulated power generation                                      269,372                       207,314
     Capital & financial services                                       79,674                        58,736
     Other*                                                             46,137                        54,203
     -------------------------------------------------------------------------------------------------------
     Consolidated Edison International                              $2,116,014                    $1,939,035
     -------------------------------------------------------------------------------------------------------

     Net Income:
     Electric utility                                              $   111,846                   $   120,448
     Unregulated power generation                                        5,475                        18,588
     Capital & financial services                                       33,945                        26,548
     Other*                                                            (22,844)                      (20,281)
-----------------------------------------------------------------------------------------------------------------
     Consolidated Edison International                             $   128,422                   $   145,303
-----------------------------------------------------------------------------------------------------------------

* Includes amounts from nonutility subsidiaries not significant as a reportable segment.

Total segment assets at June 30, 1999, were: electric utility, $17 billion; unregulated power generation, $8 billion; capital and financial services, $3 billion.

Note 4.  Subsequent Event

On July 26, 1999, a trust that is an affiliate of Edison International issued $500 million of 7.875% cumulative quarterly income preferred securities, which are guaranteed by Edison International. These securities have a stated maturity of July 2029, but are redeemable at the option of Edison International, in whole or in part, beginning July 2004.

EDISON INTERNATIONAL

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results Of Operations

Earnings

Edison International's basic earnings per share were 37(cent) and 78(cent), respectively, for the three and six months ended June 30, 1999, compared to 40(cent) and 79(cent) for the same periods in 1998. Southern California Edison's
(SCE) earnings for the three and six months ended June 30, 1999, were 31(cent) and 53(cent), respectively, unchanged and down 5(cent), respectively, from the year-earlier periods. The decrease in SCE's year-to-date earnings was mainly due to the scheduled refueling outages at San Onofre Nuclear Generating Station Units 2 and 3. Edison Mission Energy (EME) and Edison Capital had combined earnings of 11(cent) and 35(cent), respectively, compared to 12(cent) and 27(cent) during the same periods in 1998. The quarterly decrease was mostly due to higher operating costs and interest expense at EME, partially offset by infrastructure investments and the closing of three affordable housing syndications at Edison Capital. The year-to-date increase was primarily due to earnings contributions from infrastructure investments and the closing of affordable housing syndications at Edison Capital. Edison Capital closed five affordable housing syndications in the first half of 1999. Edison Enterprises and the parent company were responsible for a combined negative earnings impact for the three and six months ended June 30, 1999, of 5(cent) and 10(cent), respectively, compared with 3(cent) and 6(cent) for the same periods in 1998. The decreases in earnings were primarily due to continued investment in Edison Enterprises' subsidiaries.

Operating Revenue

Electric utility revenue increased 6% and 5%, respectively, for the three and six months ended June 30, 1999, compared to the year-earlier periods. The increases resulted primarily from maintenance service SCE is providing the new owners of the divested gas- and oil-fueled plants. Over 93% of electric utility revenue was from retail sales. Retail rates are regulated by the California Public Utilities Commission (CPUC) and wholesale rates are regulated by the Federal Energy Regulatory Commission (FERC).

Due to warmer weather during the summer months, electric utility revenue during the third quarter of each year is significantly higher than other quarters.

Legislation enacted in September 1996 provided for, among other things, a 10% rate reduction (financed through the issuance of rate reduction notes) for residential and small commercial customers beginning in 1998 and other rates to remain frozen at June 1996 levels (system average of 10.1(cent) per kilowatt-hour). See discussion in Regulatory Environment below.

Revenue from diversified operations increased 23% and 33%, respectively, for the three and six months ended June 30, 1999. The increases were mainly due to revenue from EME's Homer City Generating Station, which was acquired in March 1999. The year-to-date increase also reflects increases at: Edison Capital, related to the closing of five affordable housing syndications, as well as additional lease transactions closed in 1998; Edison Enterprises, related to the Westec acquisition in 1998; and EME, related to a pricing settlement on four qualifying facility contracts.

Operating Expenses

Fuel expense increased 18% and decreased 13%, respectively, for the three and six months ended June 30, 1999, compared to the same periods in 1998. The quarterly increase is primarily related to an increase at EME for expenses at Homer City Generating Station, partially offset by a decrease at SCE resulting from the sale of its gas- and oil-fueled generation plants in 1998. The year-to-date decrease is mostly due to SCE's sale of its gas- and oil-fueled plants in 1998.

Since April 1, 1998, SCE has been required to sell all of its generated power through the power exchange (PX) and acquire all of its power from the PX to distribute to its retail customers. These transactions with the PX are reported net. PX purchased-power expense increased for the quarter ended June 30, 1999, compared to the year-earlier period, due to higher prices in May and June of 1999. SCE is continuing to purchase power under existing contracts from certain nonutility generators (known as qualifying facilities) and from other utilities. This purchased power is sold through the PX. Purchased-power expense - contracts decreased for the three and six months ended June 30, 1999, compared to the same periods last year, as a result of SCE entering into settlements to end its contractual obligations with certain qualifying facilities. SCE was required under federal law to purchase power from certain qualifying facilities at CPUC mandated prices even though energy prices under these contracts are generally higher than other sources. For the twelve months ended June 30, 1999, SCE paid about $1.6 billion (including energy and capacity payments) more for these power purchases than the cost of power available from other sources.

Provisions for regulatory adjustment clauses decreased for the three and six months ended June 30, 1999, compared to the year-earlier periods, mostly due to undercollections related to the difference between generation-related revenue and generation-related costs. (See discussion in Revenue and Cost-Recovery Mechanisms.)

Other operating expenses increased 10% and 26%, respectively, for the three and six months ended June 30, 1999, compared to the same periods in 1998. The increases were primarily due to SCE's mandated transmission service (known as must-run reliability services) payments to the independent system operator (ISO) and an increase at EME for costs at Homer City Generating Station. In addition, the year-to-date increase was the result of direct access activities and increased PX and ISO costs at SCE, additional reserves for five affordable housing syndications at Edison Capital and increased operating expenses at Edison Enterprises related to its 1998 Westec acquisition.

Income taxes decreased 32% and 35%, respectively, for the three and six months ended June 30, 1999, compared to the year-earlier periods, mostly due to lower pre-tax income at SCE and a lower effective tax rate at EME in 1999. The lower effective tax rate at EME was the result of lower foreign income taxes which resulted from the permanent reinvestment of earnings from foreign affiliates located in different tax jurisdictions.

Net gain on sale of utility plant resulted from the sale of SCE's 12 gas- and oil-fueled generation plants in 1998. Gains were used to reduce stranded costs. Losses will be recovered from customers over the transition period.

Other Income and Deductions

Interest and dividend income decreased 23% for the six months ended June 30, 1999, compared to the same period in 1998, reflecting lower investment balances at SCE during the first quarter of 1999, as well as lower cash balances at EME.

Other nonoperating income (deductions) increased for both the three and six months ended June 30, 1999, compared to the same periods in 1998, due to the gains on sales of equity investments at SCE. The year-to-date increase was partially offset by a first quarter 1999 write-off of start-up costs at EME. EME was required to write off these previously capitalized start-up costs due to an accounting rule change effective January 1999.

Interest and Other Expenses

Interest and amortization on long-term debt increased 15% for the quarter ended June 30, 1999, compared to same period in 1998, primarily due to additional long-term debt at EME for financing the Homer City Generating Station acquisition.

Other interest expense increased substantially for both the quarter and six-month period ended June 30, 1999, compared to the year-earlier periods, mostly due to additional debt for financing EME's Homer City Generating Station acquisition and higher overall short-term debt balances at SCE necessary to meet general cash requirements during the periods.

Capitalized interest increased for both the three and six months ended June 30, 1999, compared to the same periods in 1998, due to EME's investment in its EcoElectrica project in December 1998. The year-to-date increase also reflects EME's increased investment in its Paiton project, which began commercial operation in May 1999.

Financial Condition

Edison International's liquidity is primarily affected by debt maturities, dividend payments, capital expenditures, and investments in partnerships and unconsolidated subsidiaries. Capital resources include cash from operations and external financings.

Edison International's board of directors has authorized the repurchase of up to $2.8 billion (increased from $2.3 billion in July 1998) of its outstanding shares of common stock. Edison International repurchased approximately 101 million shares ($2.4 billion) between January 1995 and February 28, 1999, funded by dividends from its subsidiaries and the proceeds of the rate reduction notes issuance. (See discussion in Cash Flows from Financing Activities below.)

For the first half of 1999, Edison International's cash flow coverage of dividends was 5.1 times compared to 4.0 times for the same period in 1998. Edison International's dividend payout ratio for the twelve-month period ended June 30, 1999, was 56.5%.

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $944 million for the six months ended June 30, 1999, compared to $752 million for the same period in 1998. Cash from operations exceeded capital requirements for both periods presented.

Cash Flows from Financing Activities

At June 30, 1999, Edison International and its subsidiaries had $1.4 billion of borrowing capacity available under lines of credit totaling $3.4 billion. SCE had total lines of credit of $1.3 billion, with $300 million available for general purpose short-term debt and $500 million available for the long-term refinancing of its variable-rate pollution-control bonds. The parent company had total lines of credit of $600 million, with $100 million available. The nonutility companies had total lines of credit of $1.5 billion, with $500 million available to finance general cash requirements. These unsecured lines of credit are at negotiated or bank index rates with various expiration dates.

SCE's short-term debt is used to finance fuel inventories and general cash requirements. Both EME's short-term and long-term debt are mostly used for general corporate purposes. SCE's long-term debt is used mainly to finance capital expenditures. SCE's external financings are influenced by market conditions and other factors, including limitations imposed by its articles of incorporation and trust indenture. As of June 30, 1999, SCE could issue approximately $11.4 billion of additional first and refunding mortgage bonds and $3.7 billion of preferred stock at current interest and dividend rates.

EME has firm commitments of $206 million to make equity and other contributions, primarily for the ISAB project in Italy, the EcoElectrica project in Puerto Rico, the Tri Energy project in Thailand and the Paiton project in Indonesia. EME also has contingent obligations to make additional contributions of $194 million, primarily for equity support guarantees related to Paiton.

EME may incur additional obligations to make equity and other contributions to projects in the future. EME believes it will have sufficient liquidity to meet these equity requirements from cash provided by operating activities, proceeds from the repayment of loans to energy projects and funds available from EME's revolving line of credit.

Edison Capital has firm commitments of $247 million to fund affordable housing, and energy and infrastructure investments.

California law prohibits SCE from incurring or guaranteeing debt for its nonutility affiliates. Additionally, the CPUC regulates SCE's capital structure, limiting the dividends it may pay Edison International. At June 30, 1999, SCE had the capacity to pay $694 million in additional dividends and continue to maintain its authorized capital structure. These restrictions are not expected to affect Edison International's ability to meet its cash obligations.

In December 1997, SCE Funding LLC, a special purpose entity, of which SCE is the sole member, issued approximately $2.5 billion of rate reduction notes to Bankers Trust Company of California, as certificate trustee for the California Infrastructure and Economic Development Bank Special Purpose Trust SCE-1 (Trust), which is a special purpose entity established by the State of California. The terms of the rate reduction notes generally mirror the terms of the pass-through certificates issued by the Trust, which are known as rate reduction certificates. The proceeds of the rate reduction notes were used by SCE Funding LLC to purchase from SCE an enforceable right known as transition property. Transition property is a current property right created pursuant to the restructuring legislation and a financing order of the CPUC and consists generally of the right to be paid a specified amount from a non-bypassable rate charged to residential and small commercial customers. Despite the legal sale of the transition property by SCE to SCE Funding LLC, the amounts reflected as assets on SCE's balance sheet have not been reduced by the amount of the transition property sold to SCE Funding LLC, and the liabilities of SCE Funding LLC for the rate reduction notes are for accounting purposes reflected as long-term liabilities on the consolidated balance sheets of SCE. SCE used the proceeds from the sale of the transition property to retire debt and equity securities.

The remaining series of outstanding rate reduction notes have scheduled maturities beginning in 2000 and ending in 2007, and bear interest at rates ranging from 6.14% to 6.42%. The rate reduction notes are secured solely by the transition property and certain other assets of SCE Funding LLC, and there is no recourse to SCE or Edison International.

Although SCE Funding LLC is consolidated with SCE in the financial statements, as required by generally accepted accounting principles, SCE Funding LLC is legally separate from SCE, the assets of SCE Funding LLC are not available to creditors of SCE or Edison International, and the transition property is legally not an asset of SCE or Edison International.

On July 26, 1999, a trust that is an affiliate of Edison International issued $500 million of 7.875% cumulative quarterly income preferred securities, which are guaranteed by Edison International. These securities have a stated maturity of July 2029, but are redeemable at the option of Edison International, in whole or in part, beginning July 2004.

Cash Flows from Investing Activities

Cash flows from investing activities are affected by additions to property and plant, the nonutility companies' investments in partnerships and unconsolidated subsidiaries, proceeds from the sale of assets (see discussion in Regulatory Environment below), and funding of nuclear decommissioning trusts. Decommissioning costs are accrued and recovered in rates over the term of each nuclear generating facility's operating license. SCE estimates that it will spend approximately $8.6 billion through 2060 to decommission its nuclear facilities. This estimate is based on SCE's current-dollar decommissioning costs ($1.9 billion), escalated at rates ranging from 0.3% to 10.0% (depending on the cost element) annually. These costs are expected to be funded from independent decommissioning trusts which, effective June 3, 1999, receive SCE contributions of approximately $25 million per year.

Cash used for the nonutility subsidiaries' investing activities was $2.7 billion for the six-month period ended June 30, 1999, compared to $423 million for the same period in 1998. The increase is primarily due to EME's acquisitions during the first half of 1999.

Market Risk Exposures

Edison International's primary market risk exposures arise from fluctuations in energy prices, interest rates and foreign exchange rates. Edison International's risk management policy allows the use of derivative financial instruments to manage its financial exposures, but prohibits the use of these instruments for speculative or trading purposes.

As a result of the rate freeze established in the restructuring legislation, SCE's transition costs are recovered as the residual component of rates once the costs for distribution, transmission, public purpose programs, nuclear decommissioning and the cost of supplying power to its customers through the PX and ISO have already been recovered. Accordingly, more revenue will be available to cover transition costs when market prices in the PX and ISO are low than when PX and ISO prices are high. The PX and ISO market prices to date have generally been reasonable, although some irregular price spikes have occurred. The ISO has responded to price spikes in the market for reliability services (referred to as ancillary services) by imposing a price cap of $250/MW on the market for such services until certain actions have been completed to improve the functioning of those markets. Similarly, the ISO currently maintains a cap of $250/MWh on its market for imbalance energy until adequate measures to improve the efficient operation of the market have been implemented. The caps in these markets mitigate the risk of costly price spikes that would reduce the revenue available to SCE to pay transition costs. The ISO is in the process of replacing the price caps currently used in its markets with a price volatility limit mechanism to be implemented after the summer of 1999. This limit mechanism would act to prevent unduly large day-to-day increases in prices. SCE has entered into hedges against high natural gas prices, since increases in natural gas prices tend to raise the price of electricity purchased from the PX. In July 1999, SCE began participating in forward purchases through a PX block forward market. SCE requested permission from the CPUC to begin a pilot demand responsiveness program that would allow customers to be paid to curtail their load during times of very high prices. This request was denied for 1999, but SCE will continue to work with the CPUC and others to implement some form of demand responsiveness programs prior to the summer of 2000.

Changes in interest rates, electricity pool pricing and fluctuations in foreign currency exchange rates can have a significant impact on EME's results of operations. EME has mitigated a portion of the risk of interest rate fluctuations by arranging for fixed rate or variable rate financing with interest rate swaps or other hedging mechanisms for the majority of its project financings. Interest expense includes $13 million and $12 million, respectively, for the six month periods ended June 30, 1999, and June 30, 1998, as a result of interest rate swap and collar agreements. The maturity dates of several of EME's interest rate swap and collar agreements do not correspond to the term of the underlying debt. EME does not believe that interest rate fluctuations will have a material adverse effect on its results of operations or financial position.

Projects in the United Kingdom sell their electric energy and capacity through a centralized electricity pool, which establishes a half-hourly clearing price, or pool price, for electric energy. The pool price is extremely volatile, and can vary by a factor of ten or more over the course of a few hours due to large differentials in demand according to the time of day. First Hydro mitigates a portion of the market risk of the pool by entering into contracts for differences (electricity rate swap agreements), related to either the selling or purchasing price of power, where a contract specifies a price at which the electricity will be traded, and the parties to the agreements make payments, calculated on the difference between the price in the contract and the pool price for the element of power under contract. These contracts are sold in various structures. These contracts act as a means of stabilizing production revenue or purchasing costs by removing an element of First Hydro's net exposure to pool price volatility. A proposal to replace the current structure of the forward-contracts market and the pool has been made by the Director General of Electricity Supply, at the request of the Minister of Science, Energy and Industry in the United Kingdom. The Minister has recommended that the proposal be implemented by April 2000. Further definition of the proposal will berequired before the effects of the changes can be evaluated. Implementation of the proposal may also require legislation.

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

Electric power generated at Homer City is sold under bilateral arrangements with domestic utilities and power marketers under short-term contracts (two years or less) or to the Pennsylvania-New Jersey-Maryland Power Interconnection (PJM) or the New York Power Pool (NYPP). The PJM pool has a market which establishes an hourly clearing price. Homer City is located in the PJM pool area and is physically connected to high-voltage transmission lines serving both the PJM and NYPP markets. Power can also be transmitted to the mid-western United States. EME has developed risk management policies and procedures which, among other matters, address credit risk. It is EME's policy to sell to investment grade counterparties or counterparties that have an investment grade guarantor. EME intends on hedging a portion of the electric output of the plant in order to lock in desirable outcomes. EME plans to manage the margin that is spread between electric prices and fuel prices when deemed appropriate. EME plans to use forward contracts, swaps, futures or options contracts to achieve those objectives.

EME's electric revenue increased by $20 million for the six months ended June 30, 1999, compared to an increase of $70 million for the same period in 1998, as a result of electricity rate swap agreements and other hedging activities.

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

A wholly owned subsidiary of EME owns a 40% interest in the Paiton project, a 1,230-MW coal-fired power plant in Indonesia. The tariff is higher in the early years and steps down over time, and the tariff for the Paiton project includes infrastructure to be used in common by other units at the Paiton complex. The plant's output is fully contracted with the state-owned electricity company for payment in Indonesian Rupiah, with the portion of such payments intended to cover non-Rupiah project costs (including returns to investors) indexed to the Indonesian Rupiah/U.S. dollar exchange rate established at the time of the power purchase agreement in February 1994. The state-owned electricity company's payment obligations are supported by the Indonesian Government. The projected rate of growth of the Indonesian economy and the exchange rate of Indonesian Rupiah into U.S. dollars have deteriorated significantly since the Paiton project was contracted, approved and financed. The project received substantial finance and insurance support from the Export-Import Bank of the United States, The Export-Import Bank of Japan, the U.S. Overseas Private Investment Corporation and the Ministry of International Trade and Industry of Japan. The Paiton project's senior debt ratings have been reduced from investment grade to speculative grade based on the rating agencies' perceived increased risk that the state-owned electricity company might not be able to honor the electricity sales contract with Paiton. The Indonesian government has arranged to reschedule sovereign debt owed to foreign governments and has entered into discussions about rescheduling sovereign debt owed to private lenders.

One of the Paiton units began commercial operation in May 1999 and the other unit in July 1999. Because of the economic downturn, the state-owned electricity company is experiencing low electricity demand and has therefore ordered no power from the Paiton plant; however, under the terms of the power purchase agreement, the state-owned electricity company is required to continue to pay for capacity and fixed operating costs once each unit and the plant achieve commercial operation. An invoice for these charges for May 1999 has been submitted and a partial payment based on an arbitrary exchange rate that does not comply with the terms of the power purchase agreement, was received. The state-owned electricity company has begun initial discussions with independent power producers to renegotiate the power supply contracts. However, it is not yet known what form the renegotiation may take. Any material modifications of the contract could also require a renegotiation of the Paiton project's debt agreement. The impact of any such renegotiations with the state-owned electricity company, the Indonesian government or the project's creditors on EME's expected return on its investment in Paiton is uncertain at this time, however, EME believes that it will ultimately recover its investment in the project. EME continues to monitor the situation closely.

Projected Capital Requirements

Edison International's projected construction expenditures for the next five years are: 1999-- $963 million; 2000-- $816 million; 2001-- $716 million; 2002--
$643 million; and 2003-- $641 million.

Long-term debt maturities and sinking fund requirements for the five twelve-month periods following June 30, 1999, are: 2000 -- $910 million; 2001 -- $914 million; 2002 -- $438 million; 2003 -- $826 million; and 2004 -- $359 million.

Preferred stock redemption requirements for the five twelve-month periods following June 30, 1999, are: 2000 through 2002-- zero; 2002-- $105 million; 2003-- $9 million; and 2004-- $9 million.

EME Acquisitions

In March 1999, EME completed the acquisition of the 1,884-MW Homer City Generating Station for approximately $1.8 billion. Homer City was jointly owned by subsidiaries of GPU, Inc. and New York State Electric & Gas Corporation. The coal-fired facility has the rights to direct, high-voltage interconnections to both the New York Power Pool and the Pennsylvania-New Jersey-Maryland Power Pool. The plant is located near Pittsburgh, Pennsylvania. EME is operating the plant, which is one of the lowest-cost generation facilities in the region. EME financed the acquisition with a combination of debt secured by the project, EME corporate debt, cash and EME corporate revolving debt.

In March 1999, EME entered into agreements to acquire the fossil-fuel generating assets of Commonwealth Edison Company (ComEd) for approximately $5 billion. The coal-, gas- and oil-fired generating facilities have a total capacity of 9,621 MW. In conjunction with the acquisition, EME, who will own and operate the facilities, will invest additional capital in the plants to upgrade pollution controls, extend plant life, improve reliability and reduce generation cost. The transaction is expected to close by year-end 1999 and is expected to have an immaterial effect on earnings in 1999, 2000 and 2001, as a result of transition contracts in which ComEd will retain power purchase agreements with EME, enabling ComEd access to certain amounts of plant output for the next five years to serve its customers.

In May 1999, EME completed its acquisition of a 40% interest in New Zealand government-owned Contact Energy Ltd. for approximately $648 million. The New Zealand government sold the remaining 60% of Contact Energy to the public through an initial public offering. Contact Energy owns and operates hydroelectric, geothermal and natural gas-fired generating plants in New Zealand with a total generating capacity of 2,371 MW. Contact Energy also supplies gas and electricity to customers in New Zealand and has minority interests in two power projects in Australia. EME financed the acquisition with subsidiary debt, an equity contribution from Edison International and cash.

In July 1999, EME completed its acquisition of two electric generating plants located in the United Kingdom (U.K.) from PowerGen, an U.K. utility, for approximately $2 billion. Each of the plants has a generating capacity of about 2,000 MW. The acquisition was financed primarily through a combination of debt secured by the project and equity from Edison International.

Regulatory Environment

SCE currently operates in a highly regulated environment in which it has an obligation to deliver electric service to customers in return for an exclusive franchise within its service territory. This regulatory environment is changing as a result of a 1995 CPUC decision on restructuring and state legislation enacted in 1996. The Statute substantially adopted the CPUC's restructuring decision by addressing stranded-cost recovery for utilities and providing a certain cost-recovery time period for the transition costs associated with generation-related assets. The Statute also included provisions to finance a portion of the stranded costs that residential and small commercial customers would have paid between 1998 and 2001, which allowed SCE to reduce rates by at least 10% to these customers, effective January 1, 1998. The Statute mandated other rates to remain frozen at June 1996 levels (system average of 10.1(cent) per kilowatt-hour), including those for large commercial and industrial customers, and included provisions for continued funding for energy conservation, low-income programs and renewable resources. Despite the rate freeze, SCE expects to be able to recover its revenue requirement during the 1998--2001 transition period. In addition, the Statute mandated the implementation of the competition transition charge (CTC) (see detailed discussion below) that provides utilities the opportunity to recover costs made uneconomic by electric utility restructuring.

Revenue and Cost-Recovery Mechanisms

In 1999, revenue is being determined by various mechanisms depending on the utility operation. Revenue related to distribution operations is being determined through a performance-based rate-making mechanism (PBR) and the distribution assets have the opportunity to earn a CPUC-authorized 9.49% return. The distribution-only PBR will extend through December 2001. Key elements of the distribution PBR include: distribution rates indexed for inflation based on the Consumer Price Index less a productivity factor; adjustments for cost changes that are not within SCE's control; a cost-of-capital trigger mechanism based on changes in a bond index; standards for customer satisfaction; service reliability and safety; and a net revenue-sharing mechanism that determines how customers and shareholders will share gains and losses from distribution operations. Transmission revenue is being determined through FERC-authorized rates that are subject to refund.

SCE's transition costs are being recovered through a non-bypassable CTC. This charge applies to all customers who were using or began using utility services on or after the CPUC's December 1995 restructuring decision date. SCE has estimated its transition costs to be approximately $10.6 billion (1998 net present value) from 1998 through 2030. This estimate was based on incurred costs, forecasts of future costs and assumed market prices. However, changes in the assumed market prices could materially affect these estimates. Transition costs related to power-purchase contracts are being recovered through the terms of their contracts while most of the remaining transition costs will be recovered through 2001. The potential transition costs are comprised of $6.4 billion from SCE's qualifying facilities contracts, which are the direct result of prior legislative and regulatory mandates, and $4.2 billion from costs pertaining to certain generating assets (including the 1998 sale of SCE's gas- and oil-fueled generation plants) and regulatory commitments consisting of costs incurred (whose recovery has been deferred by the CPUC) to provide service to customers. Such commitments include the recovery of income tax benefits previously flowed through to customers, postretirement benefit transition costs, accelerated recovery of San Onofre Units 2 and 3 and the Palo Verde Nuclear Generating Station units, and certain other costs. During 1998, SCE sold all of its gas- and oil-fueled generation plants for $1.2 billion, over $500 million more than the combined book value. Net proceeds of the sales were used to reduce stranded costs, which otherwise were expected to be collected through the CTC mechanism. If events occur during the restructuring process that result in all or a portion of the transition costs being improbable of recovery, SCE could have write-offs associated with these costs if they are not recovered through another regulatory mechanism.

Revenue from generation-related operations is being determined through the competitive market and the CTC mechanism, which now includes the nuclear rate-making agreements. Revenue related to fossil and hydroelectric generation operations are recovered from two sources. The portion that is made uneconomic by electric industry restructuring is recovered through the CTC mechanism. The portion that is economic is recovered through the market. SCE's costs associated with its hydroelectric plants are being recovered through a performance-based mechanism. The mechanism sets the hydroelectric revenue requirement and establishes a formula for extending it through the duration of the electric industry restructuring transition period, or until market valuation of the hydroelectric facilities, whichever occurs first. The mechanism provides that power sales revenue from hydroelectric facilities in excess of the hydroelectric revenue requirement be credited against the costs to transition to a competitive market. In 1999, fossil and hydroelectric generation assets will earn a 7.22% return.

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

The CPUC considered unbundling SCE's cost of capital by authorizing separate rates of return for generation, transmission and distribution operations. In May 1998, SCE filed an application on this issue and hearings were completed in October 1998. On June 10, 1999, the CPUC issued a decision which retains SCE's return on equity at 11.6%.

In March 1997, SCE filed its first FERC transmission rate case. In March 1999, a proposed FERC decision was issued which recommended a reduced rate of return on equity of 9.68% (compared to SCE's current CPUC rate for distribution of 11.6%) and a reduced return on transmission assets of 8.41% (compared to the current rate of 9.43% being earned on transmission assets). SCE has filed comments opposing the proposed decision. A final FERC decision is expected in late 1999. SCE does not expect the final decision to have a material effect on its results of operations or financial position.

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

Two proposed decisions issued in March 1999 rejected SCE's request for a determination of eligibility for several major categories of such costs. In May 1999, SCE, the CPUC's Office of Ratepayer Advocates and several other parties entered into a settlement agreement that would allow SCE to recover substantially all (approximately $319 million) of its restructuring implementation costs (incurred and estimated) for the period 1997-2001. In addition, the settlement provides that up to $210 million of generation-related costs (transition costs) that are displaced by recovery of the restructuring implementation costs during the rate freeze may be recovered after December 31, 2001, the date SCE would cease to recover these transition costs under restructuring legislation. The CPUC has withdrawn its earlier proposed decisions on SCE's application. On July 6, 1999, a proposed decision was issued that would approve the settlement in its entirety. A final CPUC decision on the settlement is expected in third quarter 1999.

Accounting for Generation-Related Assets

If the CPUC's electric industry restructuring plan continues as described above, SCE will be allowed to recover its transition costs through non-bypassable charges to its distribution customers (although its investment in certain generation assets would be subject to a lower authorized rate of return). In 1997, SCE discontinued application of accounting principles for rate-regulated enterprises for its investment in generation facilities based on new accounting guidance. The new guidance did not require SCE to write off any of its generation-related assets, including related regulatory assets. SCE has retained these assets on its balance sheet because the Statute and restructuring plan referred to above make probable their recovery through a non-bypassable CTC to distribution customers. The regulatory assets relate primarily to the recovery of accelerated income tax benefits previously flowed through to customers, purchased power contract termination payments and unamortized losses on reacquired debt. The new accounting guidance also permits the recording of new generation-related regulatory assets during the transition period that are probable of recovery through the CTC mechanism.

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

If during the transition period events were to occur that made the recovery of these generation-related regulatory assets no longer probable, SCE would be required to write off the remaining balance of such assets (approximately $1.8 billion, after tax, at June 30, 1999) as a one-time, non-cash charge against earnings. At this time, SCE cannot predict what other revisions will ultimately be made during the restructuring process in subsequent proceedings or the effect, after the transition period, that competition will have on its results of operations or financial position.

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

Edison International's recorded estimated minimum liability to remediate its 49 identified sites is $167 million. One of SCE's sites, a former pole-treating facility, is considered a federal Superfund site and represents 40% of its recorded liability. The ultimate costs to clean up Edison International's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process. Edison International believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $285 million. The upper limit of this range of costs was estimated using assumptions least favorable to Edison International among a range of reasonably possible outcomes. SCE has sold all of its gas- and oil-fueled power plants and has retained some liability associated with the divested properties.

The CPUC allows SCE to recover environmental-cleanup costs at 41 of its sites, representing $86 million of its recorded liability, through an incentive mechanism. Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs from insurance carriers and other third parties. SCE has successfully settled insurance claims with all responsible carriers. Costs incurred at SCE's remaining sites are expected to be recovered through customer rates. SCE has recorded a regulatory asset of $134 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

Edison International's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that Edison International may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites.

Edison International expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $5 million to $15 million.

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

The 1990 Federal Clean Air Act requires power producers to have emissions allowances to emit sulfur dioxide. Power companies receive emissions allowances from the federal government and may bank or sell excess allowances. SCE expects to have excess allowances under Phase II of the Clean Air Act (2000 and later). The act also calls for a study to determine if additional regulations are needed to reduce regional haze in the southwestern U.S. In addition, another study was undertaken to determine the specific impact of air contaminant emissions from the Mohave Generating Station on visibility in Grand Canyon National Park. The final report on this study, which was issued in March 1999, found negligible correlation between measured Mohave station tracer concentrations and visibility impairment. The absence of any obvious relationship cannot rule out Mohave station contributions to haze in Grand Canyon National Park, but strongly suggests that other sources were primarily responsible for the haze. On June 17, 1999, the Environmental Protection Agency issued an advanced notice of proposed rulemaking regarding assessment of visibility impairment at the Grand Canyon. SCE intends to file comments on the proposed rulemaking. At this time, SCE is unable to predict the potential effect of these studies on sulfur dioxide regulations for Mohave, or what effect the final reports may have on SCE's results of operations or financial position.

Edison International's projected environmental capital expenditures are $900 million for the 1999-2003 period, mainly for undergrounding certain transmission and distribution lines.

San Onofre Steam Generator Tubes

The San Onofre Units 2 and 3 steam generators have performed relatively well through the first 15 years of operation, with low rates of ongoing steam generator tube degradation. However, during the Unit 2 scheduled refueling and inspection outage in 1997, an increased rate of tube degradation was identified, which resulted in the removal of more tubes from service than had been expected. The steam generator design allows for the removal of up to 10% of the tubes before the rated capacity of the unit must be reduced. As a result of the increased degradation, a mid-cycle inspection outage was conducted in early 1998 for Unit 2. Continued degradation was found during this inspection. A favorable or decreasing trend in degradation was observed during inspection in the scheduled refueling outage in January 1999. Analysis of results of the January 1999 inspection has determined that a mid-cycle inspection outage in early 2000 will be unnecessary. With the results from the January 1999 outage, 7.5% of the tubes have now been removed from service.

During Unit 3's refueling outage, which was completed in May 1999, a complete inspection of the steam generator tubes was performed. Results obtained were within expectations. To date, 5.4% of Unit 3's tubes have been removed from service. During the refueling, follow-up inspections of the tube support thinning problem first detected in 1997 were performed. These inspections confirmed that corrective actions taken in 1997 were effective and the thinning has been stabilized.

New Accounting Rules

An accounting rule which requires that costs related to start-up activities be expensed as incurred became effective January 1, 1999. Although this new accounting rule did not materially affect Edison International's results of operations or financial position, EME wrote off approximately $14 million in previously capitalized start-up costs in first quarter 1999.

In June 1998, a new accounting standard for derivative instruments and hedging activities was issued. The new standard, which as amended will be effective January 1, 2001, requires all derivatives to be recognized on the balance sheet at fair value. Gains or losses from changes in fair value would be recognized in earnings in the period of change unless the derivative is designated as a hedging instrument. Gains or losses from hedges of a forecasted transaction or foreign currency exposure would be reflected in other comprehensive income. Gains or losses from hedges of a recognized asset or liability or a firm commitment would be reflected in earnings for the ineffective portion of the hedge. SCE anticipates that most of its derivatives under the new standard would qualify for hedge accounting. SCE expects to recover in rates any market price changes from its derivatives that could potentially affect earnings. Edison International is studying the impact of the new standard on its nonutility subsidiaries, and is unable to predict at this time the impact on its financial statements.

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

Edison International has a comprehensive program in place to address potential Year 2000 impacts. Edison International provides overall coordination of this effort, working with its affiliates and their departments. Edison International divides Year 2000 activities into five phases: inventory, impact assessment, remediation, testing and implementation. Edison International met its goal to have 100% of its critical systems Year 2000-ready by July 1, 1999. A critical system is defined as those applications and systems, including embedded processor technology, which if not appropriately remediated, may have a significant impact on customers, the health and safety of the public and/or personnel, the revenue stream, or regulatory compliance. A system, application or physical asset is deemed to be Year 2000-ready if it is determined by Edison International to be suitable for continued use through 2028 (or through the last year of the anticipated life of the asset, whichever occurs first), even though it may not be fully Year 2000-compliant. A system, application, or physical asset is deemed to be Year 2000-compliant if it accurately processes date/time data.

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

Included among SCE's critical applications that are Year 2000-ready are the financial, customer information and billing, material management, and human resource systems. Work has also been completed on critical physical assets in the areas of information technology infrastructure, as well as embedded processor technology in generation, transmission, distribution and facilities assets. SCE filed a statement with the Nuclear Regulatory Commission (NRC) on June 28, 1999, stating that its Year 2000 readiness program has been completed for those systems within the scope of its license, NRC regulations and other critical systems required for continued operation of San Onofre Units 2 and 3.

EME achieved Year 2000-readiness of its critical systems as of July 1, 1999. Assurances from third party operated plants have been received indicating comprehensive Year 2000 remediation programs. Monitoring of these efforts is ongoing. Plants under construction have obtained assurances from new construction and development contractors, who have been requested to make certain that this is part of their goals. General warranty of plants would likely include any equipment issues that may arise regarding Year 2000 in the current year.

Edison Enterprises achieved Year 2000-readiness of critical systems on June 30, 1999. Included among Edison Enterprises' critical systems are those related to Edison Select's residential security services, Edison Source's energy-related products and services, and Edison Utility Services' transmission and distribution outsourcing, outage management, billing and new utility construction services.

Edison Capital achieved Year 2000-readiness of its critical systems as of July 1, 1999. Included among Edison Capital's critical systems are those related to the provision of capital and financial services in the areas of energy/infrastructure and affordable housing.

Ongoing efforts in 1999 will continue to focus on guarding against reintroduction of components that are not Year 2000-ready into Year 2000-ready systems. Also, business acquisitions routinely involve an analysis of Year 2000 readiness and are incorporated into the overall program as necessary.

The other essential component of Edison International's Year 2000 program is to identify and assess vendor products and business partners for Year 2000 readiness, as these external parties may have the potential to impact Edison International's Year 2000 readiness. Edison International has implemented, through its affiliates and their departments, a process to identify and contact vendors and business partners to determine their Year 2000 status. Evaluation of responses and other follow-up activities are continuing. Edison International's general policy requires that all newly purchased products and services be Year 2000-ready or otherwise designed to allow Edison International to determine whether such products and services present Year 2000 issues. SCE is also working to address Year 2000 issues related to all ISO and PX interfaces, as well as joint ownership facilities. SCE and other Edison International affiliates exchange Year 2000-readiness information (including, but not limited to, test results and related data) with one another and certain external parties as part of their Year 2000-readiness efforts.

Edison International's current estimate of its Year 2000 costs, including the costs of new hardware and software application modification, work on contingency planning efforts discussed below and continuing work on non-critical assets, is $75 million, about 35% of which is expected to be capital costs. Edison International's Year 2000 costs expended through June 30, 1999, were approximately $56 million. SCE expects current rate levels for providing electric service to be sufficient to provide funding for utility-related modifications.

Although Edison International expects that its critical facilities, systems, information technology infrastructure and physical assets will remain fully Year 2000-ready, there can be no assurance that the facilities, systems, infrastructure and physical assets of other companies on which the systems and operations of Edison International rely will be converted on a timely basis and/or remain ready for the Year 2000. Edison International believes that prudent business practices call for development of contingency plans. These plans include provisions for monitoring, validating and managing the continued performance of Edison International Year 2000-sensitive systems and assets during critical transition periods, development of work-arounds and expedited fix-on-failure strategies. Where appropriate, contingency plans include scheduling of key personnel, identification of alternate suppliers and securing adequate on-site supplies of critical materials.

Edison International has implemented a Year 2000 contingency planning process as a part of its Year 2000 remediation program. As part of this process, SCE, EME, Edison Enterprises, and Edison Capital are required to assess the Year 2000 risks, including both internal and external risks and dependencies, associated with critical systems and assets, that are date aware or date sensitive. This includes assessment of Year 2000 risks for all indispensable or critical business processes and key facilities.

Where appropriate, the SCE plans utilize or supplement the existing Corporate Emergency Response and Recovery Plan, and Information Technology disaster recovery plan, for identified Year 2000-related events. SCE's Year 2000 contingency plans are designed to coordinate and interface with the ISO and PX and to satisfy Western System Coordinating Council (WSCC) and North America Electric Reliability Council (NERC) recommendations and Nuclear Energy Institute guidelines. SCE has worked with, and will continue to work with, these industry groups, as well as the Electric Power Research Institute, in the development of its contingency plans. Initial development of these plans was completed in June 1999. SCE filed a report on its contingency plans with the CPUC on July 1, 1999. Contingency plans will be used in conducting SCE and electric industry drills throughout the rest of 1999. SCE expects that its contingency plans will continue to be revised and enhanced as 2000 approaches.

Although SCE's Year 2000 contingency plans use risk-based methods, the plans are being evaluated against the NERC/WSCC suggested "more probable" and "credible worst case scenarios." SCE believes that the most reasonably likely worst case Year 2000 scenario would be small, localized interruptions of service which would be restored in a timeframe that is within normal service levels.

EME's Year 2000 contingency plans are being developed using risk-based methods and following Edison International's Year 2000 guidelines and procedures. Generating plant contingency plans have been developed and reviewed for any significant issues and to schedule appropriate testing and/or training. Such contingency plans include developing strategies for dealing with Year 2000-related processing failures or malfunctions due to EME's internal systems or from external parties. EME's Year 2000 contingency planning program, which includes development of contingency plans, allocations of resources and plan testing, is expected to be completed by October 1, 1999.

Edison Enterprises' Year 2000 contingency plans for Edison Enterprises companies, including Edison Select, Edison Source and Edison Utility Services, are being developed using risk-based methods and following Edison International's Year 2000 guidelines and procedures. Draft Year 2000 contingency plans have been developed and Edison Enterprises' Year 2000 contingency planning program is expected to be completed by October 1, 1999.

Edison Capital's Year 2000 contingency plan is being developed using risk-based methods and following Edison International's Year 2000 guidelines and procedures. Edison Capital's Year 2000 contingency planning program is expected to be completed by October 1, 1999.

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

Forward-looking Information

In the preceding Management's Discussion and Analysis of Results of Operations and Financial Condition and elsewhere in this quarterly report, the words estimates, expects, anticipates, believes, and other similar expressions are intended to identify forward-looking information that involves risks and uncertainties. Actual results or outcomes could differ materially as a result of such important factors as further actions by state and federal regulatory bodies setting rates and implementing the restructuring of the electric utility industry; the effects of new laws and regulations relating to restructuring and other matters; the effects of increased competition in the electric utility business, including direct customer access to retail energy suppliers and the unbundling of revenue cycle services such as metering and billing; changes in prices of electricity and fuel costs; changes in market interest or currency exchange rates; foreign currency devaluation; new or increased environmental liabilities; the effects of the Year 2000 Issue; municipalization and other unforeseen events.

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

On September 21, 1998, SCE filed an answer to the third amended cross-complaint generally denying the allegations contained therein and asserting affirmative defenses. In addition, SCE filed a cross-complaint for reformation of the contracts alleging that if they are not susceptible to SCE's interpretation, they should be reformed to reflect the parties' true intention. SCE subsequently voluntarily filed a first amended cross-complaint. On February 26, 1999, after the Court had sustained a demurrer to its first amended cross-complaint, SCE filed a second amended cross-complaint for reformation.

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

On April 1, 1999, the Court signed a stipulation and order submitted by the parties staying all proceedings to allow the parties to engage in settlement discussions. The stay is in effect through and including September 30, 1999. As a result of the stay, all discovery has been suspended. Furthermore, during the period of the stay, the Court will not issue orders or rulings on matters taken under submission.

The Court has set a trial date of March 1, 2000, but, in light of the stay currently in effect, has reserved jurisdiction to advance or to continue the trial date. The materiality of net final judgments against SCE in these actions would be largely dependent on the extent to which any damages or additional payments which might result therefrom are recoverable through rates.

                      San Onofre Personal Injury Litigation

SCE is actively involved in three lawsuits claiming personal injuries allegedly resulting from exposure to radiation at San Onofre. On August 31, 1995, the wife and daughter of a former San Onofre security supervisor sued SCE and SDG&E in the U.S. District Court for the Southern District of California. Plaintiffs also named Combustion Engineering and the Institute of Nuclear Power Operations as defendants. All trial court proceedings were stayed pending ruling of the Ninth Circuit Court of Appeals, on an appeal of a lower court's judgment in favor of SCE in two earlier cases raising similar allegations. On May 28, 1998, the Court of Appeal affirmed these judgments. Pursuant to an agreement of the parties as described below, all proceedings in this matter have been stayed.

On November 17, 1995, an SCE employee and his wife sued SCE in the U.S. District Court for the Southern District of California. Plaintiffs also named Combustion Engineering. The trial in this case resulted in a jury verdict for both defendants. The plaintiffs' motion for a new trial was denied. Plaintiffs filed an appeal of the trial court's judgment to the Ninth Circuit Court of Appeals. Briefing on the appeal was completed in January 1999 and the parties are awaiting a date for oral argument to be set by the Court. A decision is not expected until at least early 2000.

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

In March of 1999, SCE reached an agreement with the plaintiffs in both of the above cases currently pending at the U.S. District Court level to stay all proceedings including trial, pending the results of the case currently before the Ninth Circuit Court of Appeals. The parties agreed that if the plaintiffs in that case do not receive a favorable determination on appeal, then the two cases at the District Court level will be dismissed. If, however, those plaintiffs receive a favorable determination on their appeal, then the two cases will be set for trial. On March 23, 1999, the District Court approved the parties' stay agreement in both cases.

SCE was previously involved, along with other defendants, in two earlier cases raising allegations similar to those described above. Although SCE was successful in removing itself from those actions and is no longer actively involved in them, the impact on SCE, if any, from further proceedings in those cases against the remaining defendants can not be determined at this time.

               Mohave Generating Station Environmental Litigation

On February 19, 1998, the Sierra Club and the Grand Canyon Trust filed suit in the U.S. District Court of Nevada against SCE and the other three co-owners of Mohave Generating Station (Mohave). The lawsuit alleges that Mohave has been violating various provisions of the Clean Air Act (CAA), the Nevada state implementation plan, certain Environmental Protection Agency orders, and applicable pollution permits relating to opacity and sulfur dioxide emission limits over the last five years. The plaintiffs seek declaratory and injunctive relief as well as civil penalties. Under the CAA, the maximum civil penalty obtainable is $25,000 per day per violation. SCE and the co-owners obtained an extension to respond to the complaint pending the court's ruling on a motion to dismiss filed by the defendants. The plaintiffs filed an opposition to the defendants' motion to dismiss as well as a separate motion for partial summary judgment on May 8, 1998.

On June 4, 1998, the plaintiffs served SCE and the other Mohave co-owners with a 60-day supplemental notice of intent to sue. This supplemental notice identified additional causes of action as well as an additional plaintiff (National Parks and Conservation Association) to be added to the proceedings. On November 12, 1998, the court bifurcated the liability and damage phases of the case and granted plaintiffs' motion to amend the complaint to add the National Parks and Conservation Association as a plaintiff.

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

On March 8, 1999, the parties filed a stipulated request for a 60-day stay which was granted and ordered by the Court on March 9, 1999. A subsequent stay was granted, which was to expire on July 6, 1999, before being extended to July 20, 1999. No further stay has been sought or is in effect at this time. On July 6, 1999, each party filed an opposition to the other parties' motion for summary judgment. On August 2, 1999, defendants filed a reply to plaintiff's opposition. On August 5, 1999, plaintiffs filed a reply to defendant's opposition. Settlement discussions are ongoing.

                            Navajo Nation Litigation

On June 18, 1999, SCE was served with a complaint filed by the Navajo Nation in the United States District Court for the District of Columbia against Peabody Holding Company and certain of its affiliates (Peabody), Salt River Project
Agricultural Improvement and Power District, and SCE. The complaint asserts claims against the defendants for, among other things, violations of the federal RICO statute, interference with fiduciary duties and contractual relations, fraudulent misrepresentation by nondisclosure, and various contract-related claims. Peabody supplies coal from mines on Navajo Nation lands to Mohave. The complaint claims that the defendants' actions prevented the Navajo Nation from obtaining the full value in royalty rates for the coal. The complaint seeks damages of not less than $600 million, trebling of that amount, and punitive damages of not less than $1 billion, as well as a declaration that Peabody's lease and contract rights to mine coal on Navajo Nation lands should be terminated. SCE's response to the complaint is due on September 9, 1999.

Item 6.           Exhibits and Reports on Form 8-K

(a)      Exhibits

3.1 Restated Articles of Incorporation of Edison International dated May 7, 1998 (File No. 1-9936, Form 10-K for the year ended December 31, 1998)*

3.2 Certificate of Determination of Series A Junior participating Cumulative Preferred Stock of Edison International dated November 21, 1998 (Form 8-A dated November 21, 1998)*

3.3 Amended Bylaws of Edison International as adopted by the Board of Directors on April 15, 1999 (File No. 1-9936, Form 10-Q for the quarter ended March 31, 1999

10.1 Form of Agreement  for 1999 Director  Awards under the Equity  Compensation
     Plan

10.2 Estate and Financial Planning Program as amended April 1, 1999

10.3 Sale, Purchase and Leasing Agreement between PowerGen UK plc and Edison First Power Limited for the purchase of the Ferrybridge "C" Power Station (incorporated herein by reference to Exhibit 2.7 to Edison Mission Energy's Form 8-K dated July 19, 1999, File No. 1-13434)*

10.4 Sale, Purchase and Leasing Agreement between PowerGen UK plc and Edison First Power Limited for the purchase of the Fiddler's Ferry Power Station (incorporated herein by reference to Exhibit 2.8 to Edison Mission Energy's Form 8-K dated July 19, 1999, File No. 1-13434)*

11.  Computation of Primary and Fully Diluted Earnings Per Share

27.  Financial Data Schedule

(b)      Reports on Form 8-K:

March 18, 1999  Item 5.  Other Events - Homer City Station Acquisition and
                Commonwealth Edison Company Acquisition and Investment in Contact Energy Ltd.*

June 18, 1999   Item 5:  Other Events Navajo Nation Lawsuit*

---------------------

* Incorporated by reference pursuant to Rule 12b-32.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 EDISON INTERNATIONAL
                                 (Registrant)



                                  By THOMAS M. NOONAN
                                     -----------------------------------------
                                     THOMAS M. NOONAN
                                     Vice President and Controller



                                  By KENNETH S. STEWART
                                     -----------------------------------------
                                     KENNETH S. STEWART
                                     Assistant General Counsel and
                                     Assistant Secretary

August 12, 1999