Form 10-Q
period 1999-09-30
EDISON INTERNATIONAL
filed 1999-11-10
CIK 827052

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended              September 30, 1999
                               ----------------------------------------------
                                       OR

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from  ________________ to ___________________________


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

Yes   X          No ___

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


            Class                              Outstanding at November 8,1999
-----------------------------------      ------------------------------------
  Common Stock, no par value                             347,207,106

==============================================================================

EDISON INTERNATIONAL

                                      INDEX
                                      -----                                Page
                                                                            No.
                                                                           ----

Part I.  Financial Information:

 Item 1.  Consolidated Financial Statements:

     Consolidated Statements of Income -- Three and Nine
          Months Ended September 30, 1999, and 1998                          1

     Consolidated Statements of Comprehensive Income --
          Three and Nine Months Ended September 30, 1999, and 1998           1

     Consolidated Balance Sheets -- September 30, 1999,
          and December 31, 1998                                              2

     Consolidated Statements of Cash Flows -- Nine Months
          Ended September 30, 1999, and 1998                                 4

     Notes to Consolidated Financial Statements                              5

 Item 2.  Management's Discussion and Analysis of Results
               of Operations and Financial Condition                         9

Part II.  Other Information:

 Item 1.  Legal Proceedings                                                 25

 Item 6.  Exhibits and Reports on Form 8-K                                  30

EDISON INTERNATIONAL

PART I -- FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
In thousands, except per-share amounts

                                                           3 Months Ended                     9 Months Ended
                                                            September 30,                      September 30,
------------------------------------------------------------------------------------------------------------------------
                                                          1999             1998              1999           1998
------------------------------------------------------------------------------------------------------------------------
                                                                                (Unaudited)
Electric utility                                    $  2,303,881      $  2,369,492     $  5,701,360    $  5,610,963
Unregulated power generation                             537,162           241,136        1,076,398         666,864
Financial services and other                             115,924           143,020          382,946         324,415
------------------------------------------------------------------------------------------------------------------------
Total operating revenue                                2,956,967         2,753,648        7,160,704       6,602,242
------------------------------------------------------------------------------------------------------------------------
Fuel                                                     174,292           101,438          407,369         369,018
Purchased power -- contracts                             823,470           908,407        1,856,130       2,010,269
Purchased power -- power exchange-- net                  317,391           393,739          531,490         433,838
Provisions for regulatory adjustment clauses-- net      (201,430)         (447,676)        (562,179)       (289,314)
Other operation and maintenance                          684,526           731,126        2,072,838       1,881,393
Depreciation, decommissioning and amortization           485,830           408,766        1,338,638       1,224,120
Property and other taxes                                  29,915            32,460           98,616         106,416
Net loss (gain) on sale of utility plant                     767            89,939           (2,158)       (529,099)
------------------------------------------------------------------------------------------------------------------------
Total operating expenses                               2,314,761         2,218,199        5,740,744       5,206,641
------------------------------------------------------------------------------------------------------------------------
Operating income                                         642,206           535,449        1,419,960       1,395,601
------------------------------------------------------------------------------------------------------------------------
Interest and dividend income                              27,051            28,202           70,015          83,996
Other nonoperating income (deductions)-- net              (4,352)           28,586           15,188          18,592
------------------------------------------------------------------------------------------------------------------------
Total other income-- net                                  22,699            56,788           85,203         102,588
------------------------------------------------------------------------------------------------------------------------
Income before fixed charges and taxes                    664,905           592,237        1,505,163       1,498,189
------------------------------------------------------------------------------------------------------------------------
Interest and amortization on long-term debt              205,506           165,802          526,853         492,420
Other interest expense-- net                              39,219            16,960          115,398          54,621
Capitalized interest                                      (4,994)           (4,822)         (22,804)        (13,187)
Dividends on preferred securities                         14,220             3,304           21,598           9,905
Dividends on utility preferred stock                       8,445             5,612           20,253          19,019
------------------------------------------------------------------------------------------------------------------------
Total fixed charges                                      262,396           186,856          661,298         562,778
------------------------------------------------------------------------------------------------------------------------
Minority interest                                            980              (279)           2,988           2,088
------------------------------------------------------------------------------------------------------------------------
Income before income taxes                               401,529           405,660          840,877         933,323
Income taxes                                             146,192           189,363          313,907         427,713
------------------------------------------------------------------------------------------------------------------------
Net income                                             $ 255,337         $ 216,297        $ 526,970       $ 505,610
------------------------------------------------------------------------------------------------------------------------
Weighted-average shares of common stock
   outstanding                                           347,207           353,285          347,654         361,417
Basic earnings per share                                   $0.74            $0.61             $1.52          $1.40
Diluted earnings per share                                 $0.73            $0.60             $1.51          $1.38
Dividends declared per common share                        $0.27            $0.26             $0.81          $0.78


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
In thousands
                                                           3 Months Ended                     9 Months Ended
                                                            September 30,                      September 30,
------------------------------------------------------------------------------------------------------------------------

                                                          1999             1998              1999           1998
------------------------------------------------------------------------------------------------------------------------
                                                                               (Unaudited)
Net income                                            $  255,337        $  216,297       $  526,970      $  505,610
Cumulative translation adjustments-- net                  47,304             6,913            5,590           7,646
Unrealized gain (loss) on securities-- net                29,616           (24,665)          18,594          (9,267)
Reclassification adjustment for gains
   included in net income                                (13,654)               --          (45,899)             --
------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                  $  318,603        $  198,545       $  505,255      $  503,989
------------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

EDISON INTERNATIONAL

CONSOLIDATED BALANCE SHEETS
In thousands

                                                                              September 30,         December 31,
                                                                                   1999                 1998
---------------------------------------------------------------------------------------------------------------------
ASSETS                                                                       (Unaudited)

Cash and equivalents                                                      $    1,218,637        $       583,556
Receivables, including unbilled revenue, less allowances of
  $32,066 and $24,272 for uncollectible accounts at respective dates           1,604,096              1,315,830
Fuel inventory                                                                    71,965                 51,299
Materials and supplies, at average cost                                          289,982                116,259
Accumulated deferred income taxes-- net                                          143,448                274,851
Regulatory balancing accounts-- net                                              127,516                287,377
Prepayments and other current assets                                             180,696                137,920
---------------------------------------------------------------------------------------------------------------------
Total current assets                                                           3,636,340              2,767,092
---------------------------------------------------------------------------------------------------------------------
Nonutility property -- less accumulated provision for
  depreciation of $406,912 and $296,732 at respective dates                    8,134,514              3,072,354
Nuclear decommissioning trusts                                                 2,326,847              2,239,929
Investments in partnerships and unconsolidated subsidiaries                    2,406,404              1,615,106
Investments in leveraged leases                                                1,784,379              1,621,133
Other investments                                                                269,365                572,856
---------------------------------------------------------------------------------------------------------------------
Total investments and other assets                                            14,921,509              9,121,378
---------------------------------------------------------------------------------------------------------------------
Utility plant, at original cost:
  Transmission and distribution                                               12,134,001             11,771,678
  Generation                                                                   1,698,781              1,689,469
Accumulated provision for depreciation
  and decommissioning                                                         (7,265,355)            (6,896,479)
Construction work in progress                                                    703,742                516,664
Nuclear fuel, at amortized cost                                                  148,785                172,250
---------------------------------------------------------------------------------------------------------------------
Total utility plant                                                            7,419,954              7,253,582
---------------------------------------------------------------------------------------------------------------------
Unamortized nuclear investment-- net                                           1,564,807              2,161,998
Income tax-related deferred charges                                            1,352,336              1,463,256
Regulatory balancing accounts-- net                                            1,250,085                361,404
Unamortized debt issuance and reacquisition expense                              346,286                348,816
Other deferred charges                                                         1,651,505              1,220,353
---------------------------------------------------------------------------------------------------------------------
Total deferred charges                                                         6,165,019              5,555,827
---------------------------------------------------------------------------------------------------------------------
Total assets                                                               $  32,142,822          $  24,697,879
---------------------------------------------------------------------------------------------------------------------


   The accompanying notes are an integral part of these financial statements.

EDISON INTERNATIONAL

CONSOLIDATED BALANCE SHEETS
In thousands, except share amounts

                                                                             September 30,          December 31,
                                                                                  1999                  1998
--------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                         (Unaudited)

Current portion of long-term debt                                           $  1,113,930           $    920,333
Short-term debt                                                                1,452,325                565,626
Accounts payable                                                                 727,444                489,751
Accrued taxes                                                                    736,032                629,906
Accrued interest                                                                 194,845                146,773
Dividends payable                                                                100,177                 91,742
Deferred unbilled revenue and other current liabilities                        1,857,314              1,442,149
--------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                      6,182,067              4,286,280
--------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                11,257,272              8,008,154
--------------------------------------------------------------------------------------------------------------------
Accumulated deferred income taxes-- net                                        5,531,871              4,591,236
Accumulated deferred investment tax credits                                      237,724                270,689
Customer advances and other deferred credits                                   1,633,524              1,424,986
Other long-term liabilities                                                      764,809                467,109
--------------------------------------------------------------------------------------------------------------------
Total deferred credits and other liabilities                                   8,167,928              6,754,020
--------------------------------------------------------------------------------------------------------------------
Commitments and contingencies (Notes 1 and 2)
Minority interest                                                                 12,412                 15,701
--------------------------------------------------------------------------------------------------------------------

Preferred stock:
   Not subject to mandatory redemption                                           128,755                128,755
   Subject to mandatory redemption                                               255,700                255,700
Company-obligated mandatorily redeemable securities
   of subsidiaries holding solely parent company debentures                      633,392                150,000
Other preferred securities                                                       275,590                     --
--------------------------------------------------------------------------------------------------------------------
Total preferred securities of subsidiaries                                     1,293,437                534,455
--------------------------------------------------------------------------------------------------------------------

Common stock (347,207,106 and 350,553,197
   shares outstanding at respective dates)                                     2,090,188              2,109,279
Accumulated other comprehensive income:
   Cumulative translation adjustments-- net                                       35,289                 29,699
   Unrealized gain in equity securities-- net                                     26,554                 53,859
Retained earnings                                                              3,077,675              2,906,432
--------------------------------------------------------------------------------------------------------------------
Total common shareholders' equity                                              5,229,706              5,099,269
--------------------------------------------------------------------------------------------------------------------

Total liabilities and shareholders' equity                                  $ 32,142,822           $ 24,697,879
--------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

EDISON INTERNATIONAL

CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands

                                                                                        9 Months Ended
                                                                                         September 30,
--------------------------------------------------------------------------------------------------------------------
                                                                                1999                      1998
--------------------------------------------------------------------------------------------------------------------
                                                                                          (Unaudited)
Cash flows from operating activities:
Net income                                                                 $   526,970               $   505,610
Adjustments for non-cash items:
   Depreciation, decommissioning and amortization                            1,338,638                 1,224,120
   Other amortization                                                           70,279                    69,638
   Rate phase-in plan                                                               --                     3,777
   Deferred income taxes and investment tax credits                            256,460                   170,246
   Equity in income from partnerships and unconsolidated
      subsidiaries                                                            (198,079)                 (160,710)
   Income from leveraged leases                                               (163,952)                 (152,984)
   Other long-term liabilities                                                 103,822                    36,293
   Regulatory balancing account-- long-term                                   (888,681)                 (400,997)
   Regulatory asset related to the sale of generating plants                       183                  (219,301)
   Net loss (gain) on sale of generating plants                                   (883)                 (551,984)
   Other-- net                                                                  18,194                    (6,987)
Changes in working capital:
   Receivables                                                                (262,372)                 (351,185)
   Regulatory balancing accounts                                               159,861                   186,772
   Fuel inventory, materials and supplies                                       (3,656)                   19,070
   Prepayments and other current assets                                        (76,062)                  (91,469)
   Accrued interest and taxes                                                  184,815                   262,980
   Accounts payable and other current liabilities                              671,696                   533,401
Distributions from partnerships and unconsolidated subsidiaries                117,001                   117,108
--------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                    1,854,234                 1,193,398
--------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Long-term debt issued                                                        4,338,640                   944,916
Long-term debt repaid                                                         (805,998)               (1,287,354)
Common stock repurchased                                                       (92,023)                 (653,740)
Preferred securities issued                                                    761,024                        --
Preferred stocks redeemed                                                           --                   (74,300)
Rate reduction notes repaid                                                   (178,280)                 (161,070)
Nuclear fuel financing-- net                                                   (22,844)                  (11,478)
Short-term debt financing-- net                                                882,270                   (23,951)
Dividends paid                                                                (279,003)                 (281,870)
Other-- net                                                                         87                       367
--------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                             4,603,873                (1,548,480)
--------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Additions to property and plant                                               (955,442)                 (622,625)
Purchase of nonutility power station                                        (3,959,011)                       --
Proceeds from sale of assets                                                    23,174                 1,200,213
Funding of nuclear decommissioning trusts                                      (95,473)                 (118,196)
Investments in partnerships and unconsolidated subsidiaries                   (846,026)                 (343,007)
Unrealized gain (loss) on securities-- net                                     (27,305)                   (9,267)
Investments in leveraged leases                                                    466                  (458,509)
Other-- net                                                                     36,591                    (4,078)
--------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                       (5,823,026)                 (355,469)
--------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and equivalents                                635,081                  (710,551)
Cash and equivalents, beginning of period                                      583,556                 1,906,505
--------------------------------------------------------------------------------------------------------------------
Cash and equivalents, end of period                                        $ 1,218,637               $ 1,195,954
--------------------------------------------------------------------------------------------------------------------


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

Certain prior-period amounts were reclassified to conform to the September 30, 1999, financial statement presentation.

Since April 1, 1998, when the new market structure began, Southern California Edison Company (SCE) has been selling all of its generation through the power exchange (PX), as mandated by the California Public Utilities Commission's
(CPUC) 1995 restructuring decision. Through the PX, SCE satisfies the electric energy needs of customers who did not choose an alternative energy provider. These transactions through the PX are reported as Purchased power - power exchange - net. Generation sales through the PX were $565 million and $1.2 billion for the three and nine months ended September 30, 1999, respectively, and $687 million and $991 million for the three and nine months ended September 30, 1998, respectively. Purchases through the PX were $882 million and $1.7 billion for the three and nine months ended September 30, 1999, respectively, and $1.1 billion and $1.4 billion for the three and nine months ended September 30, 1998, respectively.

Note 1.  Regulatory Matters

Federal Energy Regulatory Commission (FERC) Transmission Rate Case

SCE filed its first FERC transmission rate case in March 1997. The filing proposed a transmission revenue requirement of $211 million. In March 1999, a proposed FERC decision was issued recommending a return on equity of 9.68% (compared to SCE's current CPUC rate for distribution of 11.6%) and a lower revenue requirement. SCE filed briefs opposing the proposed decision in May 1999. In response to a recent FERC ruling, on November 1, 1999, SCE filed additional evidence regarding return on equity. A final FERC decision is expected in early 2000. SCE does not expect the final decision to have a material effect on its results of operations or financial position.

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

On September 16, 1999, the CPUC approved a settlement between SCE, the CPUC's Office of Ratepayer Advocates and several other parties allowing SCE to recover substantially all (approximately $300 million) of its restructuring implementation costs (incurred and estimated) for the period 1997-2001. In addition, the settlement provides that up to $210 million of generation-related costs (transition costs) that are displaced by recovery of the restructuring implementation costs during the rate freeze may be recovered after December 31, 2001, the date SCE would cease to recover these transition costs under restructuring legislation.

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

Edison International's recorded estimated minimum liability to remediate its 49 identified sites is $165 million. The ultimate costs to clean up Edison International's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. Edison International believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $284 million. The upper limit of this range of costs was estimated using assumptions least favorable to Edison International among a range of reasonably possible outcomes. SCE has sold all of its gas- and oil-fueled generation plants and has retained some liability associated with the divested properties.

The CPUC allows SCE to recover environmental-cleanup costs at 41 of its sites, representing $85 million of its recorded liability, through an incentive mechanism (SCE may request to include additional sites). Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs from insurance carriers and other third parties. SCE has successfully settled insurance claims with all responsible carriers. Costs incurred at SCE's remaining sites are expected to be recovered through customer rates. SCE has recorded a regulatory asset of $130 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

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

Spent Nuclear Fuel

Under federal law, the Department of Energy (DOE) is responsible for the selection and development of a facility for the disposal of spent nuclear fuel and high-level radioactive waste. Such a facility was to be in operation by January 1998. However, the DOE did not meet its obligation. It is not certain when the DOE will begin accepting spent nuclear fuel from San Onofre or from other nuclear power plants.

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

Note 3.  Business Segments

Edison International's reportable business segments include its electric utility operation segment (SCE), an unregulated power generation segment (EME), and a financial services provider segment (Edison Capital).

Segment information for the three and nine months ended September 30, 1999, and 1998, respectively, was:

                                                    3 Months Ended                        9 Months Ended
                                                    September 30,                          September 30,
-------------------------------------------------------------------------------------------------------------------
     In thousands                               1999             1998                 1999             1998
-------------------------------------------------------------------------------------------------------------------
     Operating Revenue:                                                 (Unaudited)
     Electric utility                       $ 2,303,881       $ 2,369,492          $ 5,701,360     $ 5,610,963
     Unregulated power generation               537,162           241,136            1,076,398         666,864
     Financial services                          58,638            65,752              222,124         164,844
     Other*                                      57,286            77,268              160,822         159,571
-------------------------------------------------------------------------------------------------------------------
     Consolidated Edison International      $ 2,956,967       $ 2,753,648          $ 7,160,704     $ 6,602,242
-------------------------------------------------------------------------------------------------------------------
     Net Income:
     Electric utility                         $ 160,106         $ 162,892            $ 342,838       $ 375,079
     Unregulated power generation                86,605            44,778              136,176         101,066
     Financial services                          34,658            26,489              108,798          70,638
     Other*                                     (26,032)          (17,862)             (60,842)        (41,173)
-------------------------------------------------------------------------------------------------------------------
     Consolidated Edison International        $ 255,337         $ 216,297            $ 526,970       $ 505,610
-------------------------------------------------------------------------------------------------------------------

* Includes amounts from nonutility subsidiaries not significant as a reportable segment.

Total segment assets at September 30, 1999, were: electric utility, $17.6 billion; unregulated power generation, $11.2 billion; financial services, $2.7 billion; other, $600 million.

Note 4.  Subsequent Events

On October 25, 1999, SCE issued $175 million of floating-rate notes due October 2000.

On October 29, 1999, a trust that is an affiliate of Edison International issued $325 million of 8.6% cumulative quarterly income preferred securities, which are guaranteed by Edison International. These securities have a stated maturity of October 2029, but are redeemable at the option of Edison International, in whole or in part, beginning October 2004.

EDISON INTERNATIONAL

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Earnings

Edison International's basic earnings per share were 74(cent) and $1.52, respectively, for the three and nine months ended September 30, 1999, compared to 61(cent) and $1.40 for the same periods in 1998. Southern California Edison's
(SCE) earnings for the three and nine months ended September 30, 1999, were 46(cent) and 99(cent), respectively, unchanged and down 5(cent), respectively, from the year-earlier periods. The decrease in SCE's year-to-date earnings was mainly due to the 1999 scheduled refueling outages at the San Onofre Nuclear Generating Station. Edison Mission Energy (EME) and Edison Capital had combined earnings of 35(cent) and 70(cent), respectively, compared to 21(cent) and 48(cent), during the same periods in 1998. The quarterly increase was mostly due to earnings contributions from the Homer City Generating Station, acquired in March 1999, and higher capacity revenue at the First Hydro pumped-storage facility due to system outages in the United Kingdom (U.K.) which raised capacity prices, partially offset by higher interest expense resulting from increased borrowings to finance acquisitions at EME. An increase in earnings from infrastructure investments and the recognition of previously deferred gains on housing syndications at Edison Capital also contributed to the quarterly increase. The year-to-date increase was primarily due to EME's Homer City and First Hydro projects, and earnings contributions from infrastructure investments and the closing of five affordable housing syndications at Edison Capital. The year-to-date increase was partially offset by higher operating costs and interest expense at EME. Edison Enterprises and the parent company were responsible for a combined negative earnings impact for the three and nine months ended September 30, 1999, of 7(cent) and 17(cent), respectively, compared with 6(cent) and 12(cent) for the same periods in 1998. The decreases in earnings were primarily due to continued investment in Edison Enterprises' subsidiaries and higher interest expense at the parent company.

Operating Revenue

As a result of industry restructuring, customers have an option to buy power from SCE or directly from the power exchange (PX), thus becoming direct access customers. Direct access customers are continuing to be billed by SCE, but are also given a credit for the generation portion of their bills. Electric utility revenue decreased 3% for the three months ended September 30, 1999, compared to the year-earlier period, primarily due to a credit given to customers who choose direct access. Electric utility revenue increased for the nine months ended September 30, 1999, compared to the same period last year. The increase resulted primarily from maintenance service SCE is providing the new owners of the divested gas- and oil-fueled plants, partially offset by the energy credit given to direct access customers in the third quarter of 1999. Over 93% of electric utility revenue was from retail sales. Retail rates are regulated by the California Public Utilities Commission (CPUC) and wholesale rates are regulated by the Federal Energy Regulatory Commission (FERC).

Due to warmer weather during the summer months, electric utility revenue during the third quarter of each year is significantly higher than other quarters.

Legislation enacted in September 1996 provided for, among other things, a 10% rate reduction for residential and small commercial customers beginning in 1998 and other rates to remain frozen at June 1996 levels (system average of 10.1(cent) per kilowatt-hour). See the discussion in Utility Regulatory Environment below.

Unregulated power generation revenue increased substantially for both the quarter and year-to-date periods ended September 30, 1999, compared to the same periods in 1998. The increases at EME were mainly due to revenue from Homer City, the Ferrybridge and Fiddler's Ferry generating facilities (acquired in July 1999 from PowerGen), and First Hydro.

Financial services and other revenue decreased 19% for the three months ended September 30, 1999, compared to the year-earlier period, mostly due to a decrease in real estate revenue. Third quarter 1998 revenue included the sale of seven properties. Additionally, third quarter 1999 revenue decreased due to the closing of five affordable housing syndications in the first half of 1999. Financial services and other revenue increased 18% for the nine months ended September 30, 1999, primarily due to the closing of five affordable housing syndications, additional lease transactions and the Westec acquisition in 1998.

Operating Expenses

Fuel expense increased 72% and 10%, respectively, for the three and nine months ended September 30, 1999, compared to the same periods in 1998. The increases were primarily related to an increase at EME for expenses at Homer City and the Ferrybridge and Fiddler's Ferry generating facilities. The year-to-date increase was partially offset by a decrease at SCE resulting from the sale of the generating plants in 1998.

Since April 1, 1998, SCE has been required to sell all of its generated power through the PX and acquire all of its power through the PX to distribute to its customers. These transactions with the PX are reported net. PX purchased-power expense decreased for the quarter ended September 30, 1999, compared to the year-earlier period, due to lower prices and lower volume of purchases during the third quarter of 1999. The lower volume was partially due to an increase in direct access customers. PX purchased-power expense increased for the year-to-date period due to higher prices in May and June of 1999. There were no comparable purchases during the first quarter of 1998. SCE is continuing to purchase power under existing contracts from certain nonutility generators (known as qualifying facilities) and from other utilities. This purchased power is also sold through the PX. Purchased-power expense -- contracts decreased for the three and nine months ended September 30, 1999, compared to the same periods last year, primarily due to SCE entering into settlements to end its contractual obligations with certain qualifying facilities. SCE was required under federal law to purchase power from certain qualifying facilities at CPUC-mandated prices even though energy and capacity prices under these contracts are generally higher than other sources. For the twelve months ended September 30, 1999, SCE paid about $1.5 billion (including energy and capacity payments) more for these power purchases than the cost of power available from other sources.

Provisions for regulatory adjustment clauses increased for the three months ended September 30, 1999, compared to the year-earlier period. The quarterly increase primarily reflects overcollections related to the difference between generation-related revenue and generation-related costs and overcollections related to the administration of public purpose funds. These overcollections were partially offset by revenue deferrals related to the rate-making treatment of the rate reduction notes. This rate-making treatment has allowed for the deferral of the recovery of a portion of the transition-related costs, from a four-year period to a 10-year period. Provisions for regulatory adjustment clauses decreased for the nine months ended September 30, 1999, compared to same period last year. The decrease was mainly due to undercollections related to the difference between generation-related revenue and generation-related costs and the rate-making treatment of the rate reduction notes. These undercollections were partially offset by overcollections related to the administration of public purpose funds. See the discussion in Revenue and Cost-Recovery Mechanisms.

Other operation and maintenance expenses decreased 6% for the three months ended September 30, 1999, compared to the same period in 1998. The decrease is primarily due to decreases at SCE related to a reduction in mandated transmission service (known as must-run reliability services) expenses due to a new calculation method adopted by the FERC and lower maintenance expenses at distribution facilities, partially offset by an increase in SCE's grid management payments to the independent system operator (ISO) and increased plant operating expenses at EME due to the Homer City and Ferrybridge and Fiddler's Ferry generating facilities acquisitions in 1999. Other operation and maintenance expenses increased for the nine months ended September 30, 1999, mostly due to EME's third quarter 1999 increases discussed above, as well as a second quarter 1999 increase at EME related to Homer City. Also contributing to the year-to-date increase were increases in direct access activities and PX costs incurred by SCE, additional reserves for five affordable housing syndications at Edison Capital and increased operating expenses at Edison Enterprises related to its 1998 Westec acquisition.

Depreciation, decommissioning and amortization expense increased 19% and 9%, respectively, for the quarter and nine months ended September 30, 1999, compared to the year-earlier periods. The quarterly increase is primarily due to SCE's recovery of direct-access related items as a result of a recent CPUC decision, as well as an increase at EME related to the Ferrybridge and Fiddler's Ferry generating facilities and to Homer City. The year-to-date increase also reflects additional expense in the second quarter of 1999 related to Homer City.

Net loss (gain) on sale of utility plant resulted from the sale of SCE's 12 gas- and oil-fueled generation plants in 1998. Gains were used to reduce stranded costs. Losses will be recovered from customers over the transition period.

Other Income

Interest and dividend income decreased 17% for the nine months ended September 30, 1999, compared to the same period in 1998, primarily due to lower cash balances at EME.

Other nonoperating income decreased for both the three and nine months ended September 30, 1999, compared to the same periods in 1998. The quarterly decrease was primarily due to additional accruals at SCE for regulatory matters in 1999 and the reversal of an accrual in 1998, partially offset by SCE's gain on sale of an equity investment. The year-to-date decrease was mostly due to a first quarter 1999 write-off of start-up costs at EME (EME was required to write off these previously capitalized start-up costs due to an accounting rule change effective January 1999), as well as the third quarter decrease at SCE discussed above. These decreases were almost completely offset by an increase at SCE resulting from the gain on sales of equity investments.

Fixed Charges and Taxes

Interest and amortization on long-term debt increased 24% and 7%, respectively, for the three and nine months ended September 30, 1999, compared to same periods in 1998, primarily due to additional long-term debt at EME related to its Homer City and Ferrybridge and Fiddler's Ferry generating facilities acquisitions. The year-to-date increase was partially offset by a decrease at SCE due to an adjustment of accrued interest in first quarter 1998 related to the rate reduction notes issued in December 1997.

Other interest expense increased substantially for both the quarter and nine-month period ended September 30, 1999, compared to the year-earlier periods, mostly due to additional debt for financing EME's Homer City and Ferrybridge and Fiddler's Ferry generating facilities acquisitions, and higher overall short-term debt balances at SCE and at Edison International, the parent company, necessary to meet general cash requirements during the periods.

Dividends on preferred securities increased for both the three and nine months ended September 30, 1999, compared to the same periods in 1998, due to an additional issuance of preferred securities at EME, primarily during the second quarter of 1999, and an issuance of quarterly income securities at Edison International, the parent company, in July 1999.

Capitalized interest increased for the nine months ended September 30, 1999, compared to the same period in 1998, primarily due to EME's investment in its EcoElectrica project in December 1998.

Income taxes decreased 23% and 27%, respectively, for the three and nine months ended September 30, 1999, compared to the year-earlier periods. The quarterly decrease was primarily due to SCE's increased tax expense associated with the gain on plant sales in 1998, as well as a decrease in taxes associated with additional accruals at SCE for regulatory matters in 1999. The year-to-date decrease was mostly due to lower pre-tax income at SCE, a lower effective tax rate at EME in 1999, as well as the third quarter explanation above. The lower effective tax rate at EME was the result of lower foreign income taxes which resulted from the permanent reinvestment of earnings from foreign affiliates located in different foreign tax jurisdictions.

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

Edison International's dividend payout ratio for the twelve-month period ended September 30, 1999, was 53.5%.

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $1.9 billion for the nine months ended September 30, 1999, compared to $1.2 billion for the same period in 1998. For the first nine months of 1999, Edison International's cash flow coverage of dividends was 6.6 times compared to 4.2 times for the same period in 1998. The increase in 1999 was primarily due to the net gain on sales of SCE's generating plants in 1998.

Cash Flows from Financing Activities

At September 30, 1999, Edison International and its subsidiaries had $1.7 billion of borrowing capacity available under lines of credit totaling $3.3 billion. SCE had total lines of credit of $1.25 billion, with $50 million available for short-term debt and $515 million available for the long-term refinancing of its variable-rate pollution-control bonds. The parent company had total lines of credit of $590 million, with $231 million available. The nonutility companies had total lines of credit of $1.5 billion, with $919 million available to finance general cash requirements. These unsecured lines of credit are at negotiated or bank index rates with various expiration dates.

SCE's short-term debt is used to finance fuel inventories and general cash requirements. Both EME's short-term and long-term debt are used for acquisitions and general corporate purposes. SCE's long-term debt is used mainly to finance capital expenditures. SCE's external financings are influenced by market conditions and other factors, including limitations imposed by its articles of incorporation and trust indenture. As of September 30, 1999, SCE could issue approximately $11.2 billion of additional first and refunding mortgage bonds and $2.9 billion of preferred stock at current interest and dividend rates.

EME has firm commitments of $194 million to make equity and other contributions for the ISAB project in Italy, the EcoElectrica project in Puerto Rico and the Tri Energy project in Thailand. EME also has contingent obligations to make additional contributions of $185 million, primarily for equity support guarantees related to the Paiton project in Indonesia.

EME may incur additional obligations to make equity and other contributions to projects in the future. EME believes it will have sufficient liquidity to meet these equity requirements from cash provided by operating activities, proceeds from the repayment of loans to energy projects and funds available from EME's revolving line of credit.

Edison Capital has firm commitments of $378 million to fund affordable housing, and energy and infrastructure investments.

California law prohibits SCE from incurring or guaranteeing debt for its affiliates that are not rate-regulated. Additionally, the CPUC regulates SCE's capital structure, limiting the dividends it may pay Edison International. At September 30, 1999, SCE had the capacity to pay approximately $586 million in additional dividends and continue to maintain its authorized capital structure. These restrictions are not expected to affect Edison International's ability to meet its cash obligations.

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

The remaining series of outstanding rate reduction notes have scheduled maturities beginning in 2000 and ending in 2007, with interest rates ranging from 6.14% to 6.42%. The rate reduction notes are secured solely by the transition property and certain other assets of SCE Funding LLC, and there is no recourse to SCE or Edison International.

Although SCE Funding LLC is consolidated with SCE in the financial statements, as required by generally accepted accounting principles, SCE Funding LLC is legally separate from SCE, the assets of SCE Funding LLC are not available to creditors of SCE or Edison International, and the transition property is legally not an asset of SCE or Edison International.

On October 25, 1999, SCE issued $175 million of floating rate notes, due October 2000.

On October 29, 1999, a trust that is an affiliate of Edison International issued $325 million of 8.6% cumulative quarterly income preferred securities, which are guaranteed by Edison International. These securities have a stated maturity of October 2029, but are redeemable at the option of Edison International, in whole or in part, beginning October 2004.

Cash Flows from Investing Activities

Cash flows from investing activities are affected by additions to property and plant, purchases of nonutility power stations, the nonutility companies' investments in partnerships and unconsolidated subsidiaries, proceeds from the sale of assets (see the discussion in Utility Regulatory Environment below), and funding of nuclear decommissioning trusts. Decommissioning costs are accrued and recovered in rates over the term of each nuclear generating facility's operating license. SCE estimates that it will spend approximately $8.6 billion through 2060 to decommission its nuclear facilities. This estimate is based on SCE's current-dollar decommissioning costs ($1.9 billion), escalated at rates ranging from 0.3% to 10.0% (depending on the cost element) annually. These costs are expected to be funded from independent decommissioning trusts which receive SCE contributions of approximately $25 million per year.

Cash used for the nonutility subsidiaries' investing activities was $5.0 billion for the nine-month period ended September 30, 1999, compared to $606 million for the same period in 1998. The increase is primarily due to EME's acquisition of Homer City in March 1999, Contact Energy in May 1999, and the Ferrybridge and Fiddler's Ferry generating facilities in July 1999.

Market Risk Exposures

Edison International's primary market risk exposures arise from fluctuations in energy prices, interest rates and foreign exchange rates. Edison International's risk management policy allows the use of derivative financial instruments to manage its financial exposures, but prohibits the use of these instruments for speculative or trading purposes.

As a result of the rate freeze established in the restructuring legislation, SCE's transition costs are recovered as the residual component of rates once the costs for distribution, transmission, public purpose programs, nuclear decommissioning and the cost of supplying power to its customers through the PX and ISO have already been recovered. Accordingly, more revenue will be available to cover transition costs when market prices in the PX and ISO are low than when PX and ISO prices are high. The PX and ISO market prices to date have generally been reasonable, although some irregular price spikes have occurred. The ISO has responded to price spikes in the market for reliability services (referred to as ancillary services) by imposing a price cap on the market for such services until certain actions have been completed to improve the functioning of those markets. Similarly, the ISO currently maintains a cap on its market for imbalance energy until adequate measures to improve the efficient operation of the market have been implemented. The caps in these markets mitigate the risk of costly price spikes that would reduce the revenue available to SCE to pay transition costs. The price cap instituted by the ISO in the summer of 1998 was $250/MWh. In October 1999, that cap was raised to $750/MWh and will remain at that level through the summer of 2000, unless certain identified market improvements do not occur. Under such circumstances, the price cap will be reduced to $500/MWh. SCE has entered into hedges against high natural gas prices, since increases in natural gas prices tend to raise the price of electricity.

In July 1999, SCE began participating in forward purchases through a PX block forward market. In the PX block forward market, SCE can purchase monthly blocks of energy for six days a week (excluding Sundays and holidays) for 16 hours a day. These purchases can be made up to 12 months in advance of the delivery date. The CPUC has currently limited SCE's use of the PX block forward market to a maximum of approximately 2,400 MW in any month. SCE requested permission from the CPUC to begin a pilot demand responsiveness program that would allow customers to be paid to curtail their load during times of very high prices. This request was denied for 1999, but SCE will continue to work with the CPUC and others to implement some form of demand responsiveness programs prior to the summer of 2000.

Changes in interest rates, electricity pool pricing and fluctuations in foreign currency exchange rates can have a significant impact on EME's results of operations. EME has mitigated a portion of the risk of interest rate fluctuations by arranging for fixed rate or variable rate financing with interest rate swaps or other hedging mechanisms for the majority of its project financings. Interest expense includes $19 million and $16 million, respectively, for the nine month periods ended September 30, 1999, and September 30, 1998, as a result of interest rate swap and collar agreements. The maturity dates of several of EME's interest rate swap and collar agreements do not correspond to the term of the underlying debt. EME does not believe that interest rate fluctuations will have a material adverse effect on its results of operations or financial position.

Projects in the U.K. sell their electric energy and capacity through a centralized electricity pool, which establishes a half-hourly clearing price, or pool price, for electric energy. The pool price is extremely volatile, and can vary by a factor of ten or more over the course of a few hours due to large differentials in demand according to the time of day. First Hydro, and Ferrybridge and Fiddler's Ferry mitigate a portion of the market risk of the pool by entering into contracts for differences (electricity rate swap agreements), related to either the selling or purchasing price of power, where a contract specifies a price at which the electricity will be traded, and the parties to the agreements make payments, calculated on the difference between the price in the contract and the pool price for the element of power under contract. These contracts are sold in various structures. These contracts act as a means of stabilizing production revenue or purchasing costs by removing an element of their net exposure to pool price volatility. A proposal to replace the current structure of the forward-contracts market and the pool has been made by the Director General of Electricity Supply, at the request of the Minister of Science, Energy and Industry in the U.K. The Minister has recommended that the proposal be implemented by April 2000. Further definition of the proposal will be required before the effects of the changes can be evaluated. Implementation of the proposal may also require legislation.

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

Loy Yang B sells its electric energy through a centralized electricity pool, which provides for a system of generator bidding, central dispatch and a settlements system based on a clearing market for each half-hour of every day. The Victorian Power Exchange, operator and administrator of the pool, determines a system marginal price each half-hour. To mitigate the exposure to price volatility of the electricity traded in the pool, Loy Yang B has entered into a number of financial hedges. From May 8, 1997, to December 31, 2000, 53% to 64% of the plant output sold is hedged under vesting contracts, with the remainder of the plant capacity hedged under the state hedge described below. Vesting contracts were put into place by the State Government of Victoria, Australia (State), between each generator and each distributor, prior to the privatization of electric power distributors in order to provide more predictable pricing for those electricity customers that were unable to choose their electricity retailer. Vesting contracts set base strike prices at which the electricity will be traded, and the parties to the agreement make payments, calculated based on the difference between the price in the contract and the half-hourly pool clearing price for the element of power under contract. These contracts are sold in various structures. These contracts are accounted for as electricity rate swap agreements. The state hedge is a long-term contractual arrangement based upon a fixed price commencing May 8, 1997, and terminating October 31, 2016. The State guarantees the State Electricity Commission of Victoria's obligations under the state hedge.

EME's electric revenue decreased by $3 million for the nine months ended September 30, 1999, compared to an increase of $88 million for the same period in 1998, as a result of electricity rate swap agreements and other hedging activities.

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

A wholly owned subsidiary of EME owns a 40% interest in the Paiton project, a 1,230-MW coal-fired power plant in Indonesia. The tariff is higher in the early years and steps down over time. The tariff for the Paiton project includes infrastructure to be used in common by other units at the Paiton complex. The plant's output is fully contracted with the state-owned electricity company for payment in Indonesian Rupiah, with the portion of such payments intended to cover non-Rupiah project costs (including returns to investors) indexed to the Indonesian Rupiah/U.S. dollar exchange rate established at the time of the power purchase agreement in February 1994. The state-owned electricity company's payment obligations are supported by the Indonesian Government. The project received substantial finance and insurance support from the Export-Import Bank of the United States, The Export-Import Bank of Japan, the U.S. Overseas Private Investment Corporation and the Ministry of International Trade and Industry of Japan. The projected rate of growth of the Indonesian economy and the exchange rate of Indonesian Rupiah into U.S. dollars have deteriorated significantly since the Paiton project was contracted, approved and financed. The Paiton project's senior debt ratings have been reduced from investment grade to speculative grade based on the rating agencies' perceived increased risk that the state-owned electricity company might not be able to honor the electricity sales contract with Paiton. The Indonesian government has arranged to reschedule sovereign debt owed to foreign governments and has entered into discussions about rescheduling sovereign debt owed to private lenders. Certain events (including those discussed in the paragraph below) which, with the passage of time or upon notice, may mature into defaults of the project's debt agreement have occurred. On October 15, 1999, the project entered into an interim agreement with its lenders, in which the lenders waived such defaults until July 31, 2000. However, such waiver may expire on an earlier date if additional defaults (other than those specifically waived) or certain other specified events occur.

One of the Paiton units began commercial operation in May 1999 and the other unit in July 1999. Because of the economic downturn, the state-owned electricity company is experiencing low electricity demand and has therefore ordered no power from the Paiton plant; however, under the terms of the power purchase agreement, the state-owned electricity company is required to continue to pay for capacity and fixed operating costs once each unit and the plant achieve commercial operation. An invoice for these charges for May 1999 has been submitted and a partial payment based on an arbitrary exchange rate that does not comply with the terms of the power purchase agreement, was received. Invoices for capacity charges and fixed operating costs for June, July, August and September 1999 have been submitted; no payment has been received. In addition, the state-owned electricity company has filed a lawsuit, which is currently suspended, contesting the validity of its agreement to purchase electricity from the project. The state-owned electricity company and the project have begun discussions to renegotiate the power supply contract. However, it is not yet known what form the renegotiation may take. Any material modifications of the contract could also require a renegotiation of the Paiton project's debt agreement. The impact of any such renegotiations with the state-owned electricity company, the Indonesian government or the project's creditors on EME's expected return on its investment in Paiton is uncertain at this time, however, EME believes that it will ultimately recover its investment in the project.

Projected Capital Requirements

Edison International's projected construction expenditures for the next five years are: 1999 -- $982 million; 2000 -- $940 million; 2001 -- $891 million;
2002 -- $860 million; and 2003 -- $856 million.

Long-term debt maturities and sinking fund requirements for the five twelve-month periods following September 30, 1999, are: 2000 -- $830 million; 2001 -- $1.0 billion; 2002 -- $534 million; 2003 -- $817 million; and 2004 --
$592 million.

Preferred stock redemption requirements for the five twelve-month periods following September 30, 1999, are: 2000 and 2001 -- zero; 2002 -- $105 million; 2003 -- $9 million; and 2004 -- $9 million.

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

In March 1999, EME entered into agreements to acquire the fossil-fuel generating assets of Commonwealth Edison Company (ComEd) for approximately $5 billion. The coal-, gas- and oil-fired generating facilities have a total capacity of 9,510 MW. In conjunction with the acquisition, EME, who will own and operate the facilities through a subsidiary, Midwest Generation, will invest additional capital in the plants to upgrade pollution controls, extend plant life, improve reliability and reduce generation cost. The transaction is expected to close by year-end 1999. In connection with the acquisition, it is expected that a subsidiary of EME will enter into transition contracts with ComEd, in which ComEd will retain power purchase agreements with EME, enabling ComEd access to certain amounts of plant output for the next five years to serve its customers.

In May 1999, EME completed its acquisition of a 40% interest in New Zealand government-owned Contact Energy Ltd. for approximately $635 million. The New Zealand government sold the remaining 60% of Contact Energy to the public through an initial public offering. Contact Energy owns and operates hydroelectric, geothermal and natural gas-fired generating plants in New Zealand with a total generating capacity of 1,930 MW. EME financed the acquisition with subsidiary debt, an equity contribution from Edison International and cash.

In July 1999, EME completed its acquisition of two electric generating plants, Ferrybridge and Fiddler's Ferry, located in the U.K. from PowerGen, a U.K. utility, for approximately $2 billion. Each of the plants has a generating capacity of about 2,000 MW. The acquisition was financed primarily through a combination of debt secured by the project and equity from Edison International.

In October 1999, EME acquired the remaining 20% interest in the Roosecote Power Project, a 220 MW gas-fired power station located in northern England, for approximately 9.6 million pounds sterling (U.S. $16 million).

Utility Regulatory Environment

SCE currently operates in a highly regulated environment in which it has an obligation to deliver electric service to customers in return for an exclusive franchise within its service territory. This regulatory environment is changing as a result of a 1995 CPUC decision on restructuring and state legislation enacted in 1996. The Statute substantially adopted the CPUC's restructuring decision by addressing stranded-cost recovery for utilities and providing a certain cost-recovery time period for the transition costs associated with generation-related assets. The Statute also included provisions to finance a portion of the stranded costs that residential and small commercial customers would have paid between 1998 and 2001, which allowed SCE to reduce rates by at least 10% to these customers, effective January 1, 1998. The Statute mandated other rates to remain frozen at June 1996 levels (system average of 10.1(cent) per kilowatt-hour), including those for large commercial and industrial customers, and included provisions for continued funding for energy conservation, low-income programs and renewable resources. Despite the rate freeze, SCE expects to be able to recover its revenue requirement during the 1998--2001 transition period. In addition, the Statute mandated the implementation of the competition transition charge (CTC) (see the detailed discussion below) that provides utilities the opportunity to recover costs made uneconomic by electric utility restructuring.

Revenue and Cost-Recovery Mechanisms

Revenue is determined by various mechanisms depending on the utility operation. Revenue related to distribution operations is being determined through a performance-based rate-making mechanism (PBR) and the distribution assets have the opportunity to earn a CPUC-authorized 9.49% return. The distribution PBR will extend through December 2001. Key elements of the distribution PBR include: distribution rates indexed for inflation based on the Consumer Price Index less a productivity factor; adjustments for cost changes that are not within SCE's control; a cost-of-capital trigger mechanism based on changes in a bond index; standards for customer satisfaction; service reliability and safety; and a net revenue-sharing mechanism that determines how customers and shareholders will share gains and losses from distribution operations. Transmission revenue is being determined through FERC-authorized rates that are subject to refund.

SCE's transition costs are being recovered through a non-bypassable CTC. This charge applies to all customers who were using or began using utility services on or after the CPUC's December 1995 restructuring decision date. SCE has estimated its transition costs to be approximately $10.6 billion (1998 net present value) from 1998 through 2030. This estimate was based on incurred costs, forecasts of future costs and assumed market prices. However, changes in the assumed market prices could materially affect these estimates. Transition costs related to power-purchase contracts are being recovered through the terms of their contracts while most of the remaining transition costs will be recovered through 2001. The potential transition costs are comprised of $6.4 billion from SCE's qualifying facilities contracts, which are the direct result of prior legislative and regulatory mandates, and $4.2 billion from costs pertaining to certain generating assets (including the 1998 sale of SCE's generating plants) and regulatory commitments consisting of costs incurred (whose recovery has been deferred by the CPUC) to provide service to customers. Such commitments include the recovery of income tax benefits previously flowed through to customers, postretirement benefit transition costs, accelerated recovery of San Onofre Units 2 and 3 and the Palo Verde Nuclear Generating Station, and certain other costs. During 1998, SCE sold all of its gas- and oil-fueled generation plants for $1.2 billion, over $500 million more than the combined book value. Net proceeds of the sales were used to reduce stranded costs, which otherwise were expected to be collected through the CTC mechanism. If events occur during the restructuring process that result in all or a portion of the transition costs being improbable of recovery, SCE could have write-offs associated with these costs if they are not recovered through another regulatory mechanism.

Revenue from generation-related operations is being determined through the competitive market and the CTC mechanism, which now includes the nuclear rate-making agreements. The portion of revenue related to fossil and hydroelectric generation operations that is made uneconomic by electric industry restructuring is recovered through the CTC mechanism. The portion that is economic is recovered through the market. SCE's costs associated with its hydroelectric plants are being recovered through a performance-based mechanism. The mechanism sets the hydroelectric revenue requirement and establishes a formula for extending it through the duration of the electric industry restructuring transition period, or until market valuation of the hydroelectric facilities, whichever occurs first. The mechanism provides that power sales revenue from hydroelectric facilities in excess of the hydroelectric revenue requirement be credited against the costs to transition to a competitive market. In 1999, fossil and hydroelectric generation assets have the opportunity to earn a 7.22% return.

SCE is recovering its investment in its nuclear facilities on an accelerated basis in exchange for a lower authorized rate of return. SCE's nuclear assets are earning an annual rate of return of 7.35%. In addition, the San Onofre plan authorizes a fixed rate of approximately 4(cent) per kilowatt-hour generated for operating costs including incremental capital costs, and nuclear fuel and nuclear fuel financing costs. The San Onofre plan commenced in April 1996, and ends in December 2001 for the accelerated recovery portion and in December 2003 for the incentive-pricing portion. Palo Verde's operating costs, including incremental capital costs, and nuclear fuel and nuclear fuel financing costs, are subject to balancing account treatment. The Palo Verde plan commenced in January 1997 and ends in December 2001. Beginning January 1, 1998, both the San Onofre and Palo Verde rate-making plans became part of the CTC mechanism.

The changes in distribution, transmission and generation revenue from the regulatory mechanisms discussed above, excluding the effects of other rate actions, are expected to have an approximately $20 million negative impact on 1999 earnings.

In March 1997, SCE filed its first FERC transmission rate case. In March 1999, a proposed FERC decision was issued which recommended a reduced rate of return on equity of 9.68% (compared to SCE's current CPUC rate for distribution of 11.6%) and a reduced return on transmission assets of 8.41% (compared to the current rate of 9.43% being earned on transmission assets). SCE filed comments opposing the proposed decision in May 1999. In response to a recent FERC ruling, on

November 1, 1999, SCE filed additional evidence regarding return on equity. A final FERC decision is expected in early 2000. SCE does not expect the final decision to have a material effect on its results of operations or financial position.

Restructuring Implementation Costs

The ISO assumed operational control of the transmission system after the ISO and PX had begun accepting bids and schedules for electricity purchases on March 31, 1998. The restructuring implementation costs related to the start-up and development of the PX, which are paid by the utilities, were to be recovered from all retail customers over the four-year transition period. SCE's share of the charge is $45 million, plus interest and fees. SCE's share of the ISO's start-up and development costs (approximately $16 million per year) will be paid over a 10-year period. In May 1998, SCE filed an application with the CPUC to identify the categories of such costs (including costs related to the implementation of direct access) and to establish the reasonableness of those costs incurred in 1997.

On September 16, 1999, the CPUC approved the settlement agreement between SCE, the CPUC's Office of Ratepayer Advocates and several other parties allowing SCE to recover substantially all (approximately $300 million) of its restructuring implementation costs (incurred and estimated) for the period 1997-2001. In addition, the settlement provides that up to $210 million of generation-related costs (transition costs) that are displaced by recovery of the restructuring implementation costs during the rate freeze may be recovered after December 31, 2001, the date SCE would cease to recover these transition costs under restructuring legislation.

Accounting for Utility Generation-Related Assets

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

If during the transition period events were to occur that made the recovery of these generation-related regulatory assets no longer probable, SCE would be required to write off the remaining balance of such assets (approximately $2.6 billion, after tax, at September 30, 1999) as a one-time, non-cash charge against earnings. At this time, SCE cannot predict what other revisions will ultimately be made during the restructuring process in subsequent proceedings or the effect, after the transition period, that competition will have on its results of operations or financial position.

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

Edison International's recorded estimated minimum liability to remediate its 49 identified sites is $165 million. One of SCE's sites, a former pole-treating facility, is considered a federal Superfund site and represents 40% of its recorded liability. The ultimate costs to clean up Edison International's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process. Edison International believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $284 million. The upper limit of this range of costs was estimated using assumptions least favorable to Edison International among a range of reasonably possible outcomes. SCE has sold all of its gas- and oil-fueled power plants and has retained some liability associated with the divested properties.

The CPUC allows SCE to recover environmental-cleanup costs at 41 of its sites, representing $85 million of its recorded liability, through an incentive mechanism. Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs from insurance carriers and other third parties. SCE has successfully settled insurance claims with all responsible carriers. Costs incurred at SCE's remaining sites are expected to be recovered through customer rates. SCE has recorded a regulatory asset of $130 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

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

The 1990 Federal Clean Air Act requires power producers to have emissions allowances to emit sulfur dioxide. Power companies receive emissions allowances from the federal government and may bank or sell excess allowances. SCE expects to have excess allowances under Phase II of the Clean Air Act (2000 and later). The act also calls for a study to determine if additional regulations are needed to reduce regional haze in the southwestern U.S. In addition, another study was undertaken to determine the specific impact of air contaminant emissions from the Mohave Generating Station on visibility in Grand Canyon National Park. The final report on this study, which was issued in March 1999, found negligible correlation between measured Mohave station tracer concentrations and visibility impairment. The absence of any obvious relationship cannot rule out Mohave station contributions to haze in Grand Canyon National Park, but strongly suggests that other sources were primarily responsible for the haze. In June 1999, the Environmental Protection Agency issued an advanced notice of proposed rulemaking regarding assessment of visibility impairment at the Grand Canyon. SCE intends to file comments on the proposed rulemaking. At this time, SCE is unable to predict the potential effect of these studies on sulfur dioxide regulations for Mohave, or what effect the final reports may have on SCE's results of operations or financial position.

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

Edison International has a comprehensive program in place to address potential Year 2000 impacts. Edison International provides overall coordination of this effort, working with its affiliates. Edison International divides Year 2000 activities into five phases: inventory, impact assessment, remediation, testing and implementation. Edison International met its goal to have 100% of its critical systems Year 2000-ready by July 1, 1999. A critical system is defined as those applications and systems, including embedded processor technology, which if not appropriately remediated, may have a significant impact on customers, the health and safety of the public and/or personnel, the revenue stream, or regulatory compliance. A system, application or physical asset is deemed to be Year 2000-ready if it is determined by Edison International to be suitable for continued use through 2028 (or through the last year of the anticipated life of the asset, whichever occurs first), even though it may not be fully Year 2000-compliant. A system, application, or physical asset is deemed to be Year 2000-compliant if it accurately processes date/time data, such as calculating, comparing, and sequencing from, into, and between the 20th and 21st centuries, 1999 and 2000, and leap-year calculations.

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

Ongoing efforts continue to focus on guarding against reintroduction of components that are not Year 2000-ready into Year 2000-ready systems. Also, business acquisitions routinely involve an analysis of Year 2000 readiness and are incorporated into the overall program as necessary.

The other essential component of Edison International's Year 2000 program is to identify and assess vendor products and business partners for Year 2000 readiness, as these external parties may have the potential to impact Edison International's Year 2000 readiness. Edison International has implemented, through its affiliates and their departments, a process to identify and contact vendors and business partners to determine their Year 2000 status. Evaluation of responses and other follow-up activities are substantially complete. Edison International's general policy requires that all newly purchased products and services be Year 2000-ready or otherwise designed to allow Edison International to determine whether such products and services present Year 2000 issues. SCE is also working to address Year 2000 issues related to all ISO and PX interfaces, as well as joint ownership facilities. SCE and other Edison International affiliates exchange Year 2000-readiness information (including, but not limited to, test results and related data) with one another and certain external parties as part of their Year 2000-readiness efforts.

Edison International's current estimate of its Year 2000 costs, including the costs of new hardware and software application modification, work on contingency planning efforts discussed below and continuing work on non-critical assets, is $72 million, about 38% of which is expected to be capital costs. Edison International's Year 2000 costs expended through September 30, 1999, were approximately $63 million. SCE expects current rate levels for providing electric service to be sufficient to provide funding for utility-related modifications.

Although Edison International expects that its critical facilities, systems, information technology infrastructure and physical assets will remain fully Year 2000-ready, there can be no assurance that the facilities, systems, infrastructure and physical assets of other companies on which the systems and operations of Edison International rely will be converted on a timely basis and/or remain ready for 2000. Edison International believes that prudent business practices call for development of contingency plans. These plans include provisions for monitoring, validating and managing the continued performance of Edison International Year 2000-sensitive systems and assets during critical transition periods, development of work-arounds and expedited fix-on-failure strategies. Where appropriate, contingency plans include scheduling of key personnel, identification of alternate suppliers and securing adequate on-site supplies of critical materials. For example, SCE plans to have more than 500 additional personnel, over and above normal holiday staffing, at key facilities for the Year 2000 rollover.

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

Where appropriate, the SCE plans utilize or supplement the existing Corporate Emergency Response and Recovery Plan, and Information Technology disaster recovery plan, for identified Year 2000-related events. SCE's Year 2000 contingency plans are designed to coordinate and interface with the ISO and PX and to satisfy Western System Coordinating Council (WSCC) and North America Electric Reliability Council (NERC) recommendations and Nuclear Energy Institute guidelines. SCE has worked with, and will continue to work with, these industry groups, as well as the Electric Power Research Institute and other major interconnecting utilities regarding its contingency plans. Initial development of these plans was completed in June 1999. SCE filed a report on its contingency plans with the CPUC, as required, on July 1, 1999. Contingency plans have been used in conducting SCE and electric industry drills and will continue to be used to conduct internal exercises during the fourth quarter of 1999. SCE expects that its contingency plans will continue to be revised and enhanced as 2000 approaches.

Although SCE's Year 2000 contingency plans use risk-based methods, the plans are being evaluated against the NERC/WSCC suggested "more probable" and "credible worst case scenarios." SCE believes that the most reasonably likely worst case Year 2000 scenario would be small, localized interruptions of service which would be restored in a timeframe that is within normal service levels.

EME's Year 2000 contingency plans have been developed using risk-based methods and following Edison International's Year 2000 guidelines and procedures. Generating plant contingency plans have been developed and reviewed for any significant issues and to schedule appropriate testing and/or training. Such contingency plans include developing strategies for dealing with Year 2000-related processing failures or malfunctions due to EME's internal systems or from external parties. EME's Year 2000 contingency planning program, which includes development of contingency plans, allocations of resources and plan testing, has been completed.

Edison Enterprises' Year 2000 contingency plans for Edison Enterprises companies, including Edison Select, Edison Source and Edison Utility Services, have been developed using risk-based methods and following Edison
International's Year 2000 guidelines and procedures. Edison Enterprises' Year 2000 contingency planning program is continuing, and staffing assignments are being planned for the Year 2000 rollover period.

Edison Capital's Year 2000 contingency plan was developed using risk-based methods and following Edison International's Year 2000 guidelines and procedures. The Year 2000 contingency plan has been included within Edison Capital's general disaster recovery plan which is currently pending senior management review and approval. Edison Capital's general disaster recovery plan, including Year 2000 recovery contingencies, is scheduled to be made effective in November 1999.

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

Forward-looking Information

In the preceding Management's Discussion and Analysis of Results of Operations and Financial Condition and elsewhere in this quarterly report, the words estimates, expects, anticipates, believes, and other similar expressions are intended to identify forward-looking information that involves risks and uncertainties. Actual results or outcomes could differ materially as a result of such important factors as further actions by state and federal regulatory bodies setting rates and implementing the restructuring of the electric utility industry; the effects of new laws and regulations relating to restructuring and other matters; the effects of increased competition in the electric utility business and other energy-related businesses, including direct customer access to retail energy suppliers and the unbundling of revenue cycle services such as metering and billing; changes in prices of electricity and fuel costs; the terms of divestiture of utility generation assets; changes in market interest or currency exchange rates; risks of doing business in foreign countries, such as political changes and currency devaluations; power plant construction and operation risks; new or increased environmental liabilities; the ability to create and expand new businesses, such as telecommunications; the effects of the Year 2000 Issue; municipalization and other unforeseen events.

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

Edison International

                        Geothermal Generators' Litigation

Edison International, The Mission Group, and Mission Power Engineering Company, have been named as defendants in a lawsuit more fully described under "Southern California Edison Company - Geothermal Generators' Litigation below."


Edison Mission Energy

                                 PMNC Litigation

In February 1997, a civil action was commenced in the Superior Court of the State of California, Orange County, entitled The Parsons Corporation and PMNC v. Brooklyn Navy Yard Cogeneration Partners, L.P. (Brooklyn Navy Yard), Mission Energy New York, Inc. and B-41 Associates, L.P., in which plaintiffs assert general monetary claims under the construction turnkey agreement in the amount of $136.8 million. In addition to defending this action, Brooklyn Navy Yard has also filed an action in the Supreme Court of the State of New York, Kings County entitled Brooklyn Navy Yard Cogeneration Partners, L.P. v. PMNC, Parsons Main of New York, Inc., Nab Construction Corporation, L.K. Comstock & Co., Inc. and The Parsons Corporation, asserting general monetary claims in excess of $13 million under the construction turnkey agreement. On March 26, 1998, the Superior Court in the California action granted PMNC's motion for attachment against Brooklyn Navy Yard in the amount of $43 million and PMNC subsequently attached three Brooklyn Navy Yard bank accounts, located in California, in the amount of $0.5 million. Brooklyn Navy Yard is appealing the attachment order. On the same day, the Court stayed all proceedings in the California action pending an order by the New York Appellate Court of the appeal by PMNC of a denial of its motion to dismiss the New York action. That appeal was denied following a hearing on September 29, 1998. On March 9, 1999, Brooklyn Navy Yard filed a partial Motion for Summary Judgment in the New York action. The motion was denied on two counts and conditionally granted on a third count.

                         P. T. Perusahaan Listrik Negara

One of EME's subsidiaries, MEC Indonesia, B.V. (MEC Indonesia), owns a 40% interest in P. T. Paiton Energy, (formerly known as Paiton Energy Company), an Indonesian limited liability company ("PE"). PE constructed a 1,230 MW coal-fired power project in East Java, Indonesia (the "Paiton Project"). The Paiton Project has achieved commercial operation. In 1994, PE entered into a Power Purchase Agreement ("PPA") with Indonesia's state-owned electricity company, P. T. Perusahaan Listrik Negara ("PLN"), pursuant to which PLN is obligated to purchase the capacity and energy of the Paiton Project.

On October 7, 1999, PLN announced that it had filed a lawsuit in the Central Jakarta District Court against PE seeking to annul the PPA, notwithstanding that PE continued to seek a negotiated basis on which to operate the plant for an interim period during which the parties could discuss longer term remedies for the effect on the project of the current financial crisis affecting Indonesia. The terms of the PPA provide that any disputes with respect thereto must be submitted to arbitration in Stockholm, Sweden, and cannot be brought in the courts of any country. Accordingly, immediately following the filing of PLN's lawsuit, PE commenced an arbitration in accordance with the terms of the PPA in order to confirm the validity of the agreement and to protect the interests of PE's shareholders, lenders and other credit support providers. In accordance with Indonesian procedures applicable to PLN's lawsuit, PE was served with PLN's complaint on October 22, 1999. In its complaint, PLN has generally alleged that the PPA was the result of corruption, cronyism and nepotism and is "one-sided and against the public interest". The first court hearing was held on October 25, at which procedural matters were discussed, including the possibility of the court granting a stay of up to thirty days to give the parties time to reach an out of court settlement. On November 1, a second hearing was held at which the court granted a fourteen-day suspension of the proceedings until November 15, 1999, to allow the parties to pursue a negotiated settlement. PE agreed to suspend any proceedings in the arbitration initiated by PE for an equivalent period. PE intends to contest the jurisdiction of the Indonesian courts, based on the PPA's provision for binding arbitration, and will otherwise contest the allegations made in PLN's complaint.

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

On April 1, 1999, the Court signed a stipulation and order submitted by the parties staying all proceedings to allow the parties to engage in settlement discussions. The Court and the parties have continued the stay in effect through and including November 30, 1999, in order to permit the continuation of settlement discussions. As a result of the stay, all discovery has been suspended. Furthermore, during the period of the stay, the Court will not issue orders or rulings on matters taken under submission.

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

SCE was previously involved, along with other defendants, in two earlier cases raising allegations similar to those described above. Although SCE is no longer actively involved in these actions, the impact on SCE, if any, from further proceedings in those cases against the remaining defendants cannot be determined at this time.

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

On March 8, 1999, the parties filed a stipulated request for a 60-day stay which was granted and ordered by the Court on March 9, 1999. A subsequent stay was granted, which was to expire on July 6, 1999, before being extended to July 20, 1999. No further stay has been sought or is in effect at this time. On July 6, 1999, each party filed an opposition to the other parties' motion for summary judgment. On August 2, 1999, defendants filed a reply to plaintiff's opposition. On August 5, 1999, plaintiffs filed a reply to defendant's opposition. On October 6, 1999, the parties filed a consent decree with the Federal District Court in Las Vegas, requesting the judge to approve the decree, and simultaneously dismiss the lawsuit. The decree provides that certain environmental control hardware (lime spray dryers, fabric filter baghouses and low NOx burners) should be installed on the facility by December 31, 2005, in order to continue to operate the plant as a coal-fired facility after that date.

                            Navajo Nation Litigation

On June 18, 1999, SCE was served with a complaint filed by the Navajo Nation in the United States District Court for the District of Columbia against Peabody Holding Company and certain of its affiliates (Peabody), Salt River Project Agricultural Improvement and Power District, and SCE. The complaint asserts claims against the defendants for, among other things, violations of the federal RICO statute, interference with fiduciary duties and contractual relations, fraudulent misrepresentation by nondisclosure, and various contract-related claims. Peabody supplies coal from mines on Navajo Nation lands to Mohave. The complaint claims that the defendants' actions prevented the Navajo Nation from obtaining the full value in royalty rates for the coal. The complaint seeks damages of not less than $600 million, trebling of that amount, and punitive damages of not less than $1 billion, as well as a declaration that Peabody's lease and contract rights to mine coal on Navajo Nation lands should be terminated. SCE joined Peabody's motion to strike the Navajo Nation's complaint. In addition, SCE and the other defendants filed motions to dismiss, which will be argued on February 11, 2000. In the meantime, the Court has stayed discovery.

Item 6.           Exhibits and Reports on Form 8-K

(a)      Exhibits

3.1 Restated Articles of Incorporation of Edison International dated May 7, 1998 (File No. 1-9936, Form 10-K for the year ended December 31, 1998)*

3.2 Certificate of Determination of Series A Junior participating Cumulative Preferred Stock of Edison International dated November 21, 1998 (Form 8-A dated November 21, 1998)*

3.3 Amended Bylaws of Edison International as adopted by the Board of Directors on April 15, 1999 (File No. 1-9936, Form 10-Q for the quarter ended March 31, 1999)*

4.1  Senior Indenture dated September 28, 1999

4.2  Supplemental Indenture No. 1 dated September 28, 1999

4.3  6-7/8% Notes Due 2004

10.1 Amendment to Rights Agreement, dated September 16, 1999

10.2 Executive Retirement Plan Restated Effective April 1, 1999

10.3 Executive Supplemental Benefit Program as Amended January 30, 1990

11.  Computation of Primary and Fully Diluted Earnings Per Share

27.  Financial Data Schedule

(b)  Reports on Form 8-K:

     August 9, 1999        Item 5:  Other Events:  EIX Trust I issued and
                           delivered $500 million of 7.875% Cumulative
                           Quarterly Income Preferred Securities

     September 23, 1999    Item 5:  Other Events:  $750 million note financing


---------------------

* Incorporated by reference pursuant to Rule 12b-32.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  EDISON INTERNATIONAL
                                  (Registrant)



                                  By       THOMAS M. NOONAN
                                           ------------------------------------
                                           THOMAS M. NOONAN
                                           Vice President and Controller



                                  By       KENNETH S. STEWART
                                           ------------------------------------
                                           KENNETH S. STEWART
                                           Assistant General Counsel and
                                           Assistant Secretary

November 10, 1999




                              EDISON INTERNATIONAL


                                       TO



                          HARRIS TRUST AND SAVINGS BANK

                                     Trustee



                  --------------------------------------------



                                Senior Indenture



                         Dated as of September 28, 1999



                  --------------------------------------------

        CERTAIN SECTIONS OF THIS INDENTURE RELATING TO SECTIONS 310 THROUGH 318, INCLUSIVE, OF THE TRUST INDENTURE ACT OF 1939:

       TRUST INDENTURE
         ACT SECTION                                        INDENTURE SECTION
       ---------------                                      -----------------
 Section 310(a)(1)........................................    609
                (a)(2)....................................    609
                (a)(3)....................................    Not Applicable
                (a)(4)....................................    Not Applicable
                (b).......................................    608
                                                              610
 Section 311(a)...........................................    613
                (b).......................................    613
 Section 312(a)...........................................    701
                                                              702
                (b).......................................    702
                (c).......................................    702
 Section 313(a)...........................................    703
                (b).......................................    703
                (c).......................................    703
                (d).......................................    703
 Section 314(a)...........................................    704
                (a)(4)                                        101
                                                              1005
                (b).......................................    Not Applicable
                (c)(1)....................................    102
                (c)(2)....................................    102
                (c)(3)....................................    Not Applicable
                (d).......................................    Not Applicable
                (e).......................................    102
 Section 315(a)...........................................    601
                (b).......................................    602
                (c).......................................    601
                (d).......................................    601
                (e).......................................    514
 Section 316(a)...........................................    101
                (a)(1)(A).................................    502
                                                              512
                (a)(1)(B).................................    513
                (a)(2)....................................    Not Applicable
                (b).......................................    508
                (c).......................................    104
 Section 317(a)(1)........................................    503
                (a)(2)....................................    504
                (b).......................................    1003
 Section 318(a)...........................................    107
-------------

     Note: This reconciliation and tie shall not, for any purpose, be deemed to be a part of the Indenture.

                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----


Parties...........................................................................................................1


Recitals of the Corporation.......................................................................................1


ARTICLE I.  DEFINITIONS AND OTHER PROVISIONS OF GENERAL APPLICATION...............................................1

     Section 101. Definitions.....................................................................................1
     Section 102. Compliance Certificates and Opinions............................................................7
     Section 103. Form of Documents Delivered to Trustee..........................................................7
     Section 104. Acts of Holders; Record Dates...................................................................8
     Section 105. Notices, Etc., to Trustee and Corporation......................................................10
     Section 106. Notice to Holders; Waiver......................................................................11
     Section 107. Conflict with Trust Indenture Act..............................................................11
     Section 108. Effect of Headings and Table of Contents.......................................................11
     Section 109. Successors and Assigns.........................................................................11
     Section 110. Separability Clause............................................................................11
     Section 111. Benefits of Indenture..........................................................................12
     Section 112. Governing Law..................................................................................12
     Section 113. Legal Holidays.................................................................................12
     Section 114. No Security Interest Created...................................................................12

ARTICLE II.  SECURITY FORMS......................................................................................12

     Section 201. Forms Generally................................................................................12
     Section 202. Form of Face of Security.......................................................................13
     Section 203. Form of Reverse of Security....................................................................15
     Section 204. Form of Legend for Global Securities...........................................................18
     Section 205. Form of Trustee's Certificate of Authentication................................................19

ARTICLE III.  THE SECURITIES.....................................................................................19

     Section 301. Amount Unlimited; Issuable in Series...........................................................19
     Section 302. Denominations..................................................................................22
     Section 303. Execution, Authentication, Delivery and Dating.................................................22
     Section 304. Temporary Securities...........................................................................24
     Section 305. Registration, Registration of Transfer and Exchange............................................25
     Section 306. Mutilated, Destroyed, Lost and Stolen Securities...............................................26
     Section 307. Payment of Interest; Interest Rights Preserved.................................................27
     Section 308. Persons Deemed Owners..........................................................................28
     Section 309. Cancellation...................................................................................29
     Section 310. Computation of Interest........................................................................29
     Section 311. CUSIP Numbers..................................................................................29

ARTICLE IV.  SATISFACTION AND DISCHARGE..........................................................................30

     Section 401. Satisfaction and Discharge of Indenture........................................................30
     Section 402. Application of Trust Money.....................................................................31

ARTICLE V.  REMEDIES  31

     Section 501. Events of Default..............................................................................31
     Section 502. Acceleration of Maturity; Rescission and Annulment.............................................33
     Section 503. Collection of Indebtedness and Suits for Enforcement by Trustee................................34
     Section 504. Trustee May File Proofs of Claim...............................................................34
     Section 505. Trustee May Enforce Claims Without Possession of Securities....................................35
     Section 506. Application of Money Collected.................................................................35
     Section 507. Limitation on Suits............................................................................36
     Section 508. Unconditional Right of Holders to Receive Principal, Premium and Interest......................36
     Section 509. Restoration of Rights and Remedies.............................................................36
     Section 510. Rights and Remedies Cumulative.................................................................37
     Section 511. Delay or Omission Not Waiver...................................................................37
     Section 512. Control By Holders.............................................................................37
     Section 513. Waiver of Past Defaults........................................................................38
     Section 514. Undertaking for Costs..........................................................................38
     Section 515. Waiver of Stay or Extension Laws...............................................................38

ARTICLE VI.  THE TRUSTEE.........................................................................................39

     Section 601. Certain Duties and Responsibilities............................................................39
     Section 602. Notice of Defaults.............................................................................39
     Section 603. Certain Rights of Trustee......................................................................39
     Section 604. Not Responsible for Recitals or Issuance of Securities.........................................40
     Section 605. May Hold Securities............................................................................40
     Section 606. Money Held in Trust............................................................................41
     Section 607. Compensation and Reimbursement.................................................................41
     Section 608. Conflicting Interests..........................................................................41
     Section 609. Corporate Trustee Required; Eligibility........................................................42
     Section 610. Resignation and Removal; Appointment of Successor..............................................42
     Section 611. Acceptance of Appointment by Successor.........................................................43
     Section 612. Merger, Conversion, Consolidation or Succession to Business....................................44
     Section 613. Preferential Collection of Claims Against Corporation..........................................45
     Section 614. Appointment of Authenticating Agent............................................................45
     Section 615. Trustee's Application for Instructions from the Corporation....................................46

ARTICLE VII.  HOLDERS'LISTS AND REPORTS BY TRUSTEE AND CORPORATION...............................................47

     Section 701. Corporation to Furnish Trustee Names and Addresses of Holders..................................47
     Section 702. Preservation of Information; Communications to Holders.........................................47
     Section 703. Reports by Trustee.............................................................................47
     Section 704. Reports by Corporation.........................................................................48

ARTICLE VIII.  CONSOLIDATION, MERGER, CONVEYANCE OR TRANSFER.....................................................48

     Section 801. Corporation May Consolidate, Etc., Only on Certain Terms.......................................48
     Section 802. Successor Substituted..........................................................................49

ARTICLE IX.  SUPPLEMENTAL INDENTURES.............................................................................50

     Section 901. Supplemental Indentures Without Consent of Holders.............................................50
     Section 902. Supplemental Indentures With Consent of Holders................................................51
     Section 903. Execution of Supplemental Indentures...........................................................52
     Section 904. Effect of Supplemental Indentures..............................................................52
     Section 905. Conformity with Trust Indenture Act............................................................52
     Section 906. Reference in Securities to Supplemental Indentures.............................................52

ARTICLE X.  COVENANTS 53

     Section 1001. Payment of Principal, Premium and Interest....................................................53
     Section 1002. Maintenance of Office or Agency...............................................................53
     Section 1003. Money for Securities Payments to Be Held in Trust.............................................53
     Section 1004. Corporate Existence...........................................................................54
     Section 1005. Statement by Officers as to Default...........................................................55
     Section 1006. Waiver of Certain Covenants...................................................................55
     Section 1007. Calculation of Original Issue Discount........................................................55

ARTICLE XI.  REDEMPTION OF SECURITIES............................................................................55

     Section 1101. Applicability of Article......................................................................55
     Section 1102. Election to Redeem; Notice to Trustee.........................................................55
     Section 1103. Selection by Trustee of Securities to Be Redeemed.............................................56
     Section 1104. Notice of Redemption..........................................................................57
     Section 1105. Deposit of Redemption Price...................................................................58
     Section 1106. Securities Payable on Redemption Date.........................................................58
     Section 1107. Securities Redeemed in Part...................................................................58

ARTICLE XII.  SINKING FUNDS......................................................................................59

     Section 1201. Applicability of Article......................................................................59
     Section 1202. Satisfaction of Sinking Fund Payments with Securities.........................................59
     Section 1203. Redemption of Securities for Sinking Fund.....................................................59

ARTICLE XIII.  DEFEASANCE AND COVENANT DEFEASANCE................................................................60

     Section 1301. Applicability of Article......................................................................60
     Section 1302. Defeasance and Discharge......................................................................60
     Section 1303. Covenant Defeasance...........................................................................60
     Section 1304. Conditions to Defeasance or Covenant Defeasance...............................................61
     Section 1305. Deposited Money and Government Obligations to Be Held in
                   Trust; Miscellaneous Provisions...............................................................62

ARTICLE XIV.  IMMUNITY OF INCORPORATORS, STOCKHOLDERS, OFFICERS AND DIRECTORS....................................63

     Section 1401. Indenture and Securities Solely Corporate Obligations.........................................63

Testimonium......................................................................................................65


Signatures and Seals.............................................................................................65

     INDENTURE, dated as of September 28, 1999, between Edison International, a corporation duly organized and existing under the laws of the State of California (herein called the "Corporation"), having its principal office at 2244 Walnut Grove Avenue, Rosemead, California 91770, and Harris Trust and Savings Bank, an Illinois banking corporation, as Trustee (herein called the "Trustee").

                           RECITALS OF THE CORPORATION

     The Corporation has duly authorized the execution and delivery of this Indenture to provide for the issuance from time to time of its unsecured senior debentures, notes or other evidences of indebtedness (herein called the "Securities"), to be issued in one or more series as in this Indenture provided. All things necessary to make this Indenture a valid agreement of the Corporation, in accordance with its terms, have been done.

     NOW, THEREFORE, THIS INDENTURE WITNESSETH:

     For and in consideration of the premises and the purchase of the Securities by the Holders thereof, it is mutually agreed, for the equal and proportionate benefit of all Holders of the Securities or of series thereof, as follows:

                                   ARTICLE I.

                        DEFINITIONS AND OTHER PROVISIONS
                             OF GENERAL APPLICATION

Section 101.  Definitions

     For all purposes of this Indenture, except as otherwise expressly provided or unless the context otherwise requires:

(1) the terms defined in this Article have the meanings assigned to them in this Article and include the plural as well as the singular;

(2) all other terms used herein which are defined in the Trust Indenture Act, either directly or by reference therein, have the meanings assigned to them therein;

(3) all accounting terms not otherwise defined herein have the meanings assigned to them in accordance with generally accepted accounting principles, and, except as otherwise herein expressly provided, the term "generally accepted accounting principles" with respect to any computation required or permitted hereunder shall mean such accounting principles as are generally accepted in the United States of America;

(4) unless the context otherwise requires, any reference to an "Article" or a "Section" refers to an Article or a Section, as the case may be, of this Indenture; and

(5) the words "herein," "hereof" and "hereunder" and other words of similar import refer to this Indenture as a whole and not to any particular Article, Section or other subdivision.

     "Act," when used with respect to any Holder, has the meaning specified in
Section 104.

     "Affiliate" of any specified Person means any other Person directly or indirectly controlling or controlled by or under direct or indirect common control with such specified Person. For the purposes of this definition, "control" when used with respect to any specified Person means the power to direct the management and policies of such Person, directly or indirectly, whether through the ownership of voting securities, by contract or otherwise; and the terms "controlling" and "controlled" have meanings correlative to the foregoing.

     "Authenticating Agent" means any Person authorized by the Trustee pursuant to Section 614 to act on behalf of the Trustee to authenticate Securities of one or more series.

     "Board of Directors" means either the board of directors of the Corporation or any duly authorized committee of that board.

     "Board Resolution" means a copy of a resolution certified by the Secretary or an Assistant Secretary of the Corporation to have been duly adopted by the Board of Directors and to be in full force and effect on the date of such certification, and delivered to the Trustee.

     "Business Day," when used with respect to any Place of Payment, means a day other than (i) a Saturday or a Sunday, (ii) a day on which banking institutions in that Place of Payment or Los Angeles, California, are authorized or obligated by law or executive order to remain closed or (iii) a day on which the Corporate Trust Office of the Trustee is closed for business.

     "Commission" means the Securities and Exchange Commission, from time to time constituted, created under the Exchange Act, or, if at any time after the execution of this instrument such Commission is not existing and performing the duties now assigned to it under the Trust Indenture Act, then the body performing such duties at such time.

     "Corporation" means the Person named as the "Corporation" in the first paragraph of this instrument until a successor Person shall have become such pursuant to the applicable provisions of this Indenture, and thereafter "Corporation" shall mean such successor Person.

     "Company Request" or "Company Order" means a written request or order signed in the name of the Corporation by any one of its Chairman of the Board, its President, its Chief Financial Officer, any Vice President, its Treasurer or any Assistant Treasurer, and delivered to the Trustee.

     "Corporate Trust Office" means the office of the Trustee at which at any particular time its corporate trust business shall be principally administered, which office at the date hereof is located at 311 W. Monroe, Chicago, IL 60606.

     "corporation" means a corporation, association, company, joint-stock company or business trust.

     "Covenant Defeasance" has the meaning specified in Section 1303.

     "Defaulted Interest" has the meaning specified in Section 307.

     "Defeasance" has the meaning specified in Section 1302.

     "Depositary" means, with respect to Securities of any series issuable in whole or in part in the form of one or more Global Securities, a clearing agency registered under the Exchange Act that is designated to act as Depositary for such Securities as contemplated by Section 301.

     "Event of Default" has the meaning specified in Section 501.

     "Exchange Act" means the Securities Exchange Act of 1934 and any statute successor thereto, in each case as amended from time to time.

     "Expiration Date" has the meaning specified in Section 104.

     "Global Security" means a Security that evidences all or part of the Securities of any series which is issued to a Depositary or a nominee thereof for such series in accordance with Section 301(17).

     "Government Obligation" has the meaning specified in Section 1304.

     "Holder" means a Person in whose name a Security is registered in the Security Register.

     "Indenture" means this instrument as originally executed and as it may from time to time be supplemented or amended by one or more indentures supplemental hereto entered into pursuant to the applicable provisions hereof, including, for all purposes of this instrument and any such supplemental indenture, the provisions of the Trust Indenture Act that are deemed to be a part of and govern this instrument and any such supplemental indenture, respectively. The term "Indenture" shall also include the terms of particular series of Securities established as contemplated by Section 301.

     "interest," when used with respect to an Original Issue Discount Security which by its terms bears interest only after Maturity, means interest payable after Maturity.

     "Interest Payment Date," when used with respect to any Security, means the Stated Maturity of an installment of interest on such Security.

     "Investment Company Act" means the Investment Company Act of 1940 and any statute successor thereto, in each case as amended from time to time.

     "Maturity," when used with respect to any Security, means the date on which the principal of such Security or an installment of principal becomes due and payable as therein or herein provided, whether at the Stated Maturity or by declaration of acceleration, call for redemption or otherwise.

     "Notice of Default" means a written notice of the kind specified in Section 501(4).

     "Officer's Certificate" means a certificate signed by any one of the Chairman of the Board, the Chief Executive Officer, the President, the Chief Financial Officer, any Vice President, the Treasurer, any Assistant Treasurer, the Controller, an Assistant Controller, the Secretary or any Assistant Secretary, of the Corporation, and delivered to the Trustee. One of the officers signing an Officer's Certificate given pursuant to Section 1005 shall be the principal executive, financial or accounting officer of the Corporation.

     "Opinion of Counsel" means a written opinion of counsel, who may be counsel for the Corporation, or other counsel.

     "Original Issue Discount Security" means any Security which provides for an amount less than the principal amount thereof to be due and payable upon a declaration of acceleration of the Maturity thereof pursuant to Section 502.

     "Outstanding," when used with respect to Securities, means, as of the date of determination, all Securities theretofore authenticated and delivered under this Indenture, except:

(1) Securities theretofore canceled by the Trustee or delivered to the Trustee for cancellation;

(2) Securities for whose payment or redemption the necessary amount of money or money's worth has been theretofore deposited with the Trustee or any Paying Agent (other than the Corporation) in trust or set aside and segregated in trust by the Corporation (if the Corporation shall act as its own Paying Agent) for the Holders of such Securities; provided that, if such Securities are to be redeemed, notice of such redemption has been duly given pursuant to this Indenture or provision therefor satisfactory to the Trustee has been made;

(3) Securities as to which Defeasance has been effected pursuant to Section 1302; and

(4) Securities which have been paid pursuant to Section 306 or in exchange for or in lieu of which other Securities have been authenticated and delivered pursuant to this Indenture, other than any such Securities in respect of which there shall have been presented to the Trustee proof satisfactory to it that such Securities are held by a bona fide purchaser in whose hands such Securities are valid obligations of the Corporation;

provided, however, that in determining whether the Holders of the requisite principal amount of the Outstanding Securities have given, made or taken any request, demand, authorization, direction, notice, consent, waiver or other action hereunder as of any date, (A) the principal amount of an Original Issue Discount Security which shall be deemed to be Outstanding shall be the amount of the principal thereof which would be due and payable as of such date upon acceleration of the Maturity thereof to such date pursuant to Section 502, (B) if, as of such date, the principal amount payable at the Stated Maturity of a Security is not determinable, the principal amount of such Security which shall be deemed to be Outstanding shall be the amount as specified or determined as contemplated by Section 301, (C) the principal amount of a Security denominated in one or more foreign currencies or currency units which shall be deemed to be Outstanding shall be the U.S. dollar equivalent, determined as of such date in the manner provided as contemplated by Section 301, of the principal amount of such Security (or, in the case of a Security described in Clause (A) or (B) above, of the amount determined as provided in such Clause), and (D) Securities owned by the Corporation or any other obligor upon the Securities or any Affiliate of the Corporation or of such other obligor, whether of record or beneficially, shall be disregarded and deemed not to be Outstanding, except that, in determining whether the Trustee shall be protected in relying upon any such request, demand, authorization, direction, notice, consent, waiver or other action, only Securities which a Responsible Officer of the Trustee actually knows to be so owned shall be so disregarded. Securities so owned which have been pledged in good faith may be regarded as Outstanding if the pledgee establishes to the satisfaction of the Trustee the pledgee's right so to act with respect to such Securities and that the pledgee is not the Corporation or any other obligor upon the Securities or any Affiliate of the Corporation or of such other obligor.

     "Paying Agent" means any Person authorized by the Corporation to pay the principal of or any premium or interest on any Securities on behalf of the Corporation.

     "Periodic Offering" means an offering of Securities of a series from time to time the specific terms of which Securities, including without limitation the rate or rates of interest or formula for determining the rate or rates of interest thereon, if any, the Stated Maturity or Maturities thereof and the redemption provisions, if any, with respect thereto, are to be determined by the Corporation upon the issuance of such Securities.

     "Person" means any individual, corporation, partnership, limited liability company or corporation, joint venture, trust, unincorporated organization or government or any agency or political subdivision thereof.

     "Place of Payment," when used with respect to the Securities of any series, means the place or places where the principal of and any premium and interest on the Securities of that series are payable as specified as contemplated by
Section 301.

     "Predecessor Security" of any particular Security means every previous Security evidencing all or a portion of the same debt as that evidenced by such particular Security; and, for the purposes of this definition, any Security authenticated and delivered under Section 306 in exchange for or in lieu of a mutilated, destroyed, lost or stolen Security shall be deemed to evidence the same debt as the mutilated, destroyed, lost or stolen Security.

     "Redemption Date," when used with respect to any Security to be redeemed, means the date fixed for such redemption by or pursuant to this Indenture.

     "Redemption Price," when used with respect to any Security to be redeemed, means the price at which it is to be redeemed pursuant to this Indenture. "Regular Record Date" for the interest payable on any Interest Payment Date on the Securities of any series means the date specified for that purpose as contemplated by Section 301.

     "Responsible Officer," when used with respect to the Trustee, means any vice president, any assistant vice president, any senior trust officer or assistant trust officer, any trust officer, or any other officer associated with the corporate trust department of the Trustee customarily performing functions similar to those performed by any of the above designated officers and also means, with respect to a particular corporate trust matter, any other officer to whom such matter is referred because of such person's knowledge of and familiarity with the particular subject.

     "Securities" has the meaning stated in the first recital of this Indenture and more particularly means any Securities authenticated and delivered under this Indenture.

     "Securities Act" means the Securities Act of 1933 and any statute successor thereto, in each case as amended from time to time.

     "Security Register" and "Security Registrar" have the respective meanings specified in Section 305.

     "Special Record Date" for the payment of any Defaulted Interest means a date fixed by the Trustee pursuant to Section 307.

     "Stated Maturity," when used with respect to any Security or any installment of principal thereof or interest thereon, means the date specified in such Security as the date on which the principal of such Security or such installment of principal or interest is due and payable, in the case of such principal, as such date may be advanced or extended as provided pursuant to the terms of such Security and this Indenture.

     "Trust Indenture Act" means the Trust Indenture Act of 1939 as in force at the date as of which this instrument was executed; provided, however, that in the event the Trust Indenture Act of 1939 is amended after such date, "Trust Indenture Act" shall mean, to the extent required by any such amendment, the Trust Indenture Act of 1939 as so amended.

     "Trustee" means the Person named as the "Trustee" in the first paragraph of this instrument until a successor Trustee shall have become such pursuant to the applicable provisions of this Indenture, and thereafter "Trustee" shall mean or include each Person who is then a Trustee hereunder, and if at any time there is more than one such Person, "Trustee" as used with respect to the Securities of any series shall mean the Trustee with respect to Securities of that series.

     "Vice President," when used with respect to the Corporation or the Trustee, means any vice president, whether or not designated by a number or a word or words added before or after the title "vice president."

Section 102.  Compliance Certificates and Opinions

     Upon any application or request by the Corporation to the Trustee to take any action under any provision of this Indenture, the Corporation shall furnish to the Trustee such certificates and opinions as may be required under the Trust Indenture Act. Each such certificate or opinion shall be given in the form of an Officer's Certificate, if to be given by an officer of the Corporation, or an Opinion of Counsel, if to be given by counsel, and shall comply with the requirements of the Trust Indenture Act and any other requirements set forth in this Indenture.

     Every certificate or opinion with respect to compliance with a condition or covenant provided for in this Indenture shall include

(1) a statement that each individual signing such certificate or opinion has read such covenant or condition and the definitions herein relating thereto;

(2) a brief statement as to the nature and scope of the examination or investigation upon which the statements or opinions contained in such certificate or opinion are based;

(3) a statement that, in the opinion of each such individual, he or she has made such examination or investigation as is necessary to express an informed opinion as to whether or not such covenant or condition has been complied with; and

(4) a statement as to whether, in the opinion of each such individual, such condition or covenant has been complied with.

Section 103.  Form of Documents Delivered to Trustee.

     In any case where several matters are required to be certified by, or covered by an opinion of, any specified Person, it is not necessary that all such matters be certified by, or covered by the opinion of, only one such Person, or that they be so certified or covered by only one document, but one such Person may certify or give an opinion with respect to some matters and one or more other such Persons as to other matters, and any such Person may certify or give an opinion as to such matters in one or several documents.

     Any certificate or opinion of an officer of the Corporation may be based, insofar as it relates to legal matters, upon a certificate or opinion of, or representations by, counsel, unless such officer knows, or in the exercise of reasonable care should know, that the certificate or opinion or representations with respect to the matters upon which such Officer's Certificate or opinion is based are erroneous. Any such certificate or opinion of counsel may be based, insofar as it relates to factual matters, upon a certificate or opinion of, or representations by, an officer or officers of the Corporation stating that the information with respect to such factual matters is in the possession of the Corporation, unless such counsel knows, or in the exercise of reasonable care should know, that the certificate or opinion or representations with respect to such matters are erroneous.

     Where any Person is required to make, give or execute two or more applications, requests, consents, certificates, statements, opinions or other instruments under this Indenture, they may, but need not, be consolidated and form one instrument.

     Whenever, subsequent to the receipt by the Trustee of any Board Resolution, Officer's Certificate, Opinion of Counsel or other document or instrument, a clerical, typographical or other inadvertent or unintentional error or omission shall be discovered therein, a new document or instrument may be substituted therefor in corrected form with the same force and effect as if originally filed in the corrected form and, irrespective of the date or dates of the actual execution and/or delivery thereof, such substitute document or instrument shall be deemed to have been executed and/or delivered as of the date or dates required with respect to the document or instrument for which it is substituted. Anything in this Indenture to the contrary notwithstanding, if any such corrective document or instrument indicates that action has been taken by or at the request of the Corporation which could not have been taken had the original document or instrument not contained such error or omission, the action so taken shall not be invalidated or otherwise rendered ineffective but shall be and remain in full force and effect, except to the extent that such action was a result of willful misconduct or bad faith. Without limiting the generality of the foregoing, any Securities issued under the authority of such defective document or instrument shall nevertheless be the valid obligations of the Corporation entitled to the benefits of this Indenture equally and ratably with all other Outstanding Securities, except as aforesaid.

Section 104.  Acts of Holders; Record Dates.

     Any request, demand, authorization, direction, notice, consent, waiver or other action provided or permitted by this Indenture to be given, made or taken by Holders may be embodied in and evidenced by one or more instruments of substantially similar tenor signed by such Holders in person or by agent duly appointed in writing; and, except as herein otherwise expressly provided, such action shall become effective when such instrument or instruments are delivered to the Trustee and, where it is hereby expressly required, to the Corporation. Such instrument or instruments (and the action embodied therein and evidenced thereby) are herein sometimes referred to as the "Act" of the Holders signing such instrument or instruments. Proof of execution of any such instrument or of a writing appointing any such agent shall be sufficient for any purpose of this Indenture and (subject to Section 601) conclusive in favor of the Trustee and the Corporation, if made in the manner provided in this Section.

     The fact and date of the execution by any Person of any such instrument or writing may be proved by the affidavit of a witness of such execution or by a certificate of a notary public or other officer authorized by law to take acknowledgments of deeds, certifying that the individual signing such instrument or writing acknowledged to him the execution thereof. Where such execution is by a signer acting in a capacity other than the signer's individual capacity, such certificate or affidavit shall also constitute sufficient proof of the signer's authority. The fact and date of the execution of any such instrument or writing, or the authority of the Person executing the same, may also be proved in any other manner which the Trustee deems sufficient.

     The ownership of Securities shall be proved by the Security Register.

     Any request, demand, authorization, direction, notice, consent, waiver or other Act of the Holder of any Security shall bind every future Holder of the same Security and the Holder of every Security issued upon the registration of transfer thereof or in exchange therefor or in lieu thereof in respect of anything done, omitted or suffered to be done by the Trustee or the Corporation in reliance thereon, whether or not notation of such action is made upon such Security.

     The Corporation may set any day as a record date for the purpose of determining the Holders of Outstanding Securities of any series entitled to give, make or take any request, demand, authorization, direction, notice, consent, waiver or other action provided or permitted by this Indenture to be given, made or taken by Holders of Securities of such series; provided that the Corporation may not set a record date for, and the provisions of this paragraph shall not apply with respect to, the giving or making of any notice, declaration, request or direction referred to in the next paragraph. If any record date is set pursuant to this paragraph, the Holders of Outstanding Securities of the relevant series on such record date, and no other Holders, shall be entitled to take or revoke the relevant action, whether or not such Holders remain Holders after such record date; provided that no such action shall be effective hereunder unless taken on or prior to the applicable Expiration Date by Holders of the requisite principal amount of Outstanding Securities of such series on such record date. Nothing in this paragraph shall be construed to prevent the Corporation from setting a new record date for any action for which a record date has previously been set pursuant to this paragraph (whereupon the record date previously set shall automatically and with no action by any Person be canceled and of no effect), and nothing in this paragraph shall be construed to render ineffective any action taken by Holders of the requisite principal amount of Outstanding Securities of the relevant series on the date such action is taken. Promptly after any record date is set pursuant to this paragraph, the Corporation, at its own expense, shall cause notice of such record date, the proposed action by Holders and the applicable Expiration Date to be given to the Trustee in writing and to each Holder of Securities of the relevant series in the manner set forth in Section 106.

     The Trustee may set any day as a record date for the purpose of determining the Holders of Outstanding Securities of any series entitled to join in the giving or making of (i) any Notice of Default, (ii) any declaration of acceleration referred to in Section 502, (iii) any request to institute proceedings referred to in Section 507(2) or (iv) any direction referred to in
Section 512, in each case with respect to Securities of such series. If any record date is set pursuant to this paragraph, the Holders of Outstanding Securities of such series on such record date, and no other Holders, shall be entitled to join in such notice, declaration, request or direction or to revoke the same, whether or not such Holders remain Holders after such record date; provided that no such action shall be effective hereunder unless taken on or prior to the applicable Expiration Date by Holders of the requisite principal amount of Outstanding Securities of such series on such record date.

Nothing in this paragraph shall be construed to prevent the Trustee from setting a new record date for any action for which a record date has previously been set pursuant to this paragraph (whereupon the record date previously set shall automatically and with no action by any Person be canceled and of no effect), and nothing in this paragraph shall be construed to render ineffective any action taken by Holders of the requisite principal amount of Outstanding Securities of the relevant series on the date such action is taken. Promptly after any record date is set pursuant to this paragraph, the Trustee, at the Corporation's expense, shall cause notice of such record date, the proposed action by Holders and the applicable Expiration Date to be sent to the Corporation in writing and to each Holder of Securities of the relevant series in the manner set forth in Section 106.

     With respect to any record date set pursuant to this Section, the party hereto which sets such record date may designate any day as the "Expiration Date" and from time to time may change the Expiration Date to any earlier or later day; provided that no such change shall be effective unless notice of the proposed new Expiration Date is given to the other party hereto in writing, and to each Holder of Securities of the relevant series in the manner set forth in
Section 106, on or prior to the existing Expiration Date. If an Expiration Date is not designated with respect to any record date set pursuant to this Section, the party hereto which set such record date shall be deemed to have initially designated the 180th day after such record date as the Expiration Date with respect thereto, subject to its right to change the Expiration Date as provided in this paragraph. Notwithstanding the foregoing, no Expiration Date shall be later than the 180th day after the applicable record date.

     Without limiting the foregoing, a Holder entitled hereunder to take any action hereunder with regard to any particular Security may do so with regard to all or any part of the principal amount of such Security or by one or more duly appointed agents each of which may do so pursuant to such appointment with regard to all or any part of such principal amount.

Section 105.  Notices, Etc., to Trustee and Corporation.

     Any request, demand, authorization, direction, notice, consent, waiver or Act of Holders or other document provided or permitted by this Indenture to be made upon, given or furnished to, or filed with,

(1) the Trustee by any Holder or by the Corporation shall be sufficient for every purpose hereunder if made, given, furnished or filed in writing (which may be made via facsimile) to or with the Trustee at its Corporate Trust Office, Attention: Indenture Trust, or

(2) the Corporation by the Trustee or by any Holder shall be sufficient for every purpose hereunder (unless otherwise herein expressly provided) if in writing and mailed, first-class postage prepaid, to the Corporation addressed to it at the address of its principal office specified in the first paragraph of this instrument, Attention: Treasurer, or at any other address previously furnished in writing to the Trustee by the Corporation.

Section 106.  Notice to Holders; Waiver.

     Where this Indenture provides for notice to Holders of any event, such notice shall be sufficiently given (unless otherwise herein expressly provided) if in writing and mailed, first-class postage prepaid, to each Holder affected by such event, at his address as it appears in the Security Register, not later than the latest date (if any), and not earlier than the earliest date (if any), prescribed for the giving of such notice. In any case where notice to Holders is given by mail, neither the failure to mail such notice, nor any defect in any notice so mailed, to any particular Holder shall affect the sufficiency of such notice with respect to other Holders. Where this Indenture provides for notice in any manner, such notice may be waived in writing by the Person entitled to receive such notice, either before or after the event, and such waiver shall be the equivalent of such notice. Waivers of notice by Holders shall be filed with the Trustee, but such filing shall not be a condition precedent to the validity of any action taken in reliance upon such waiver.

     In case by reason of the suspension of regular mail service or by reason of any other cause it shall be impracticable to give such notice by mail, then such notification as shall be made with the approval of the Trustee shall constitute a sufficient notification for every purpose hereunder.

Section 107.  Conflict with Trust Indenture Act.

     If any provision hereof limits, qualifies or conflicts with a provision of the Trust Indenture Act which is required under such Act to be a part of and govern this Indenture, the latter provision shall control. If any provision of this Indenture modifies or excludes any provision of the Trust Indenture Act which may be so modified or excluded, the latter provision shall be deemed to apply to this Indenture as so modified or to be excluded, as the case may be.

Section 108.  Effect of Headings and Table of Contents.

     The Article and Section headings herein and the Table of Contents are for convenience only and shall not affect the construction hereof.

Section 109.  Successors and Assigns.

     All covenants and agreements in this Indenture by the Corporation shall bind its successors and assigns, whether so expressed or not.

Section 110.  Separability Clause.

     In case any provision in this Indenture or in the Securities shall be invalid, illegal or unenforceable, the validity, legality and enforceability of the remaining provisions shall not in any way be affected or impaired thereby.

Section 111.  Benefits of Indenture.

     Unless otherwise specified pursuant to Section 301 with respect to the Securities of any series, nothing in this Indenture or in the Securities, express or implied, shall give to any Person, other than the parties hereto, their successors hereunder and the Holders, any benefit or any legal or equitable right, remedy or claim under this Indenture.

Section 112.  Governing Law.

     This Indenture and the Securities shall be governed by and construed in accordance with the laws of the State of California, without regard to conflicts of laws principles thereof.

Section 113.  Legal Holidays.

     Unless otherwise specified pursuant to Section 301 with respect to the Securities of any series, in any case where any Interest Payment Date, Redemption Date or Stated Maturity of any Security shall not be a Business Day, then (notwithstanding any other provision of this Indenture or of the Securities (other than a provision of any Security which specifically states that such provision shall apply in lieu of this Section)) payment of interest or principal (and premium, if any) need not be made on such date, but may be made on the next succeeding Business Day, unless that Business Day is in a different calendar year, in which case the payment will be made on the preceding Business Day, in each case, with the same force and effect as if made on the Interest Payment Date or Redemption Date, or at the Stated Maturity.

Section 114.  No Security Interest Created.

     Nothing in this Indenture or in the Securities expressed or implied, shall be construed to constitute a security interest under the Uniform Commercial Code or similar legislation, as now or hereafter enacted and in effect in any jurisdiction where property of the Corporation or its subsidiaries is located.

                                   ARTICLE II

                                 SECURITY FORMS

Section 201.  Forms Generally.

     The Securities of each series shall be in substantially the form set forth in this Article, or in such other form as shall be established by or pursuant to one or more Board Resolutions or in one or more indentures supplemental hereto, in each case with such appropriate insertions, omissions, substitutions and other variations as are required or permitted by this Indenture, and may have such letters, numbers or other marks of identification and such legends or endorsements placed thereon as may be required to comply with the rules of any securities exchange or Depositary therefor or as may, consistently herewith, be determined by the officers executing such Securities, as evidenced by their execution thereof. If the form of Securities of any series is established by action taken pursuant to a Board Resolution, a copy of an appropriate record of such action shall be certified by the Secretary or an Assistant Secretary of the Corporation or an Officer's Certificate pursuant to Section 301 and delivered to the Trustee at or prior to the delivery of the Company Order contemplated by
Section 303 for the authentication and delivery of such Securities.

     The definitive Securities shall be printed, lithographed or engraved on steel engraved borders or may be produced in any other manner, all as determined by the officers executing such Securities, as evidenced by their execution of such Securities.

Section 202.  Form of Face of Security.

     [Insert any legend required by the Internal Revenue Code and the regulations thereunder.]

                              EDISON INTERNATIONAL
                              ---------------------
                                                             $ ----------
No. _________                                                CUSIP No. ____

     Edison International, a corporation duly organized and existing under the laws of the State of California (herein called the "Corporation," which term includes any successor Person under the Indenture hereinafter referred to), for value received, hereby promises to pay to ______________________, or registered assigns, the principal sum of ________ Dollars on _________________________ [if the Security is to bear interest prior to Maturity and interest payment periods are not extendable, insert - , and to pay interest thereon from __________ or from the most recent Interest Payment Date to which interest has been paid or duly provided for, [insert - semi-annually, quarterly, monthly or other description of the relevant payment period] on [________, ________,] and __________ in each year, commencing _______________, at the rate of ____% per annum, until the principal hereof is paid or made available for payment [if applicable, insert - , provided that any principal and premium, and any such installment of interest, which is overdue shall bear interest at the rate of ___% per annum (to the extent that the payment of such interest shall be legally enforceable), from the dates such amounts are due until they are paid or made available for payment, and such interest shall be payable on demand]. The interest so payable, and punctually paid or duly provided for, on any Interest Payment Date will, as provided in such Indenture, be paid to the Person in whose name this Security (or one or more Predecessor Securities) is registered at the close of business on the Regular Record Date for such interest, which shall be the [___________________] (whether or not a Business Day), as the case may be, next preceding such Interest Payment Date. Any such interest not so punctually paid or duly provided for will forthwith cease to be payable to the Holder on such Regular Record Date and may either be paid to the Person in whose name this Security (or one or more Predecessor Securities) is registered at the close of business on a Special Record Date for the payment of such Defaulted Interest to be fixed by the Trustee, notice whereof shall be given to Holders of Securities of this series not less than 10 days prior to such Special Record Date, or be paid at any time in any other lawful manner not inconsistent with the requirements of any securities exchange on which the Securities of this series may be listed, and upon such notice as may be required by such exchange, all as more fully provided in said Indenture].

     [If the Security is not to bear interest prior to Maturity, insert - The principal of this Security shall not bear interest except in the case of a default in payment of principal upon acceleration, upon redemption or at Stated Maturity and in such case the overdue principal and any overdue premium shall bear interest at the rate of ____% per annum (to the extent that the payment of such interest shall be legally enforceable), from the dates such amounts are due until they are paid or made available for payment. Interest on any overdue principal or premium shall be payable on demand. Any such interest on overdue principal or premium which is not paid on demand shall bear interest at the rate of ____% per annum (to the extent that the payment of such interest on interest shall be legally enforceable), from the date of such demand until the amount so demanded is paid or made available for payment. Interest on any overdue interest shall be payable on demand.]

     Payment of the principal of (and premium, if any) and [if applicable, insert - any such] interest on this Security will be made at the office or agency of the Corporation maintained for that purpose in _________________, in such coin or currency of the United States of America as at the time of payment is legal tender for payment of public and private debts [if applicable, insert - ; provided, however, that at the option of the Corporation payment of interest may be made by check mailed to the address of the Person entitled thereto as such address shall appear in the Security Register or by wire transfer at such place and to such account at a banking institution in the United States as may be designated in writing to the Trustee at least sixteen (16) days prior to the date for payment by the Person entitled thereto].

     Reference is hereby made to the further provisions of this Security set forth on the reverse hereof, which further provisions shall for all purposes have the same effect as if set forth at this place.

     Unless the certificate of authentication hereon has been executed by the Trustee referred to on the reverse hereof by manual signature, this Security shall not be entitled to any benefit under the Indenture or be valid or obligatory for any purpose.

     IN WITNESS WHEREOF, the Corporation has caused this instrument to be duly executed under its corporate seal.

Dated as of Date of Authentication:      EDISON INTERNATIONAL


                                         By ______________________________


Attest:

__________________________

Section 203.  Form of Reverse of Security.

     This Security is one of a duly authorized issue of securities of the Corporation (herein called the "Securities"), issued and to be issued in one or more series under a Senior Indenture, dated as of ________, ______ (herein called the "Indenture," which term shall have the meaning assigned to it in such instrument), between the Corporation and Harris Trust and Savings Bank, as Trustee (herein called the "Trustee," which term includes any successor trustee under the Indenture), and reference is hereby made to the Indenture for a statement of the respective rights, limitation of rights, duties and immunities thereunder of the Corporation, the Trustee and the Holders of the Securities and of the terms upon which the Securities are, and are to be, authenticated and delivered. This Security is one of the series designated on the face hereof [if applicable, insert - , limited in aggregate principal amount to $__________].

     If applicable, insert - The Securities of this series are subject to redemption upon not less than 30 days' notice by mail, [if applicable, insert -
(1) on ____________ in any year commencing with the year _____ and ending with the year _____ through operation of the sinking fund for this series at a Redemption Price equal to 100% of the principal amount, and (2)] at any time [if applicable, insert - on or after ___________, ____], as a whole or in part, at the election of the Corporation, at the following Redemption Prices (expressed as percentages of the principal amount): If redeemed [if applicable, insert - on or before _________________, ___%, and if redeemed] during the 12-month period beginning _________ of the years indicated,

      Year         Redemption Price             Year       Redemption Price
      ----         ----------------             ----       ----------------



and thereafter at a Redemption Price equal to ____% of the principal amount, together in the case of any such redemption [if applicable, insert - (whether through operation of the sinking fund or otherwise)] with accrued interest to the Redemption Date, but interest installments whose Stated Maturity is on or prior to such Redemption Date will be payable to the Holders of such Securities, or one or more Predecessor Securities, of record at the close of business on the relevant Record Dates referred to on the face hereof, all as provided in the Indenture.]

     [If applicable, insert - The Securities of this series are subject to redemption upon not less than 30 days' notice by mail, (1) on ____________ in any year commencing with the year ______ and ending with the year _____ through operation of the sinking fund for this series at the Redemption Prices for redemption through operation of the sinking fund (expressed as percentages of the principal amount) set forth in the table below, and (2) at any time [if applicable, insert - on or after _____________], as a whole or in part, at the election of the Corporation, at the Redemption Prices for redemption otherwise than through operation of the sinking fund (expressed as percentages of the principal amount) set forth in the table below: If redeemed during the 12- month period beginning ________ of the years indicated,

                              Redemption Price         Redemption Price for
                                     for             Redemption Otherwise Than
                             Redemption Through          Through Operation
                              Operation of the          of the Sinking Fund
        Year                    Sinking Fund
        ----                 ------------------      -------------------------



and thereafter at a Redemption Price equal to _____% of the principal amount, together in the case of any such redemption (whether through operation of the sinking fund or otherwise) with accrued interest to the Redemption Date, but interest installments whose Stated Maturity is on or prior to such Redemption Date will be payable to the Holders of such Securities, or one or more Predecessor Securities, of record at the close of business on the relevant Record Dates referred to on the face hereof, all as provided in the Indenture.]

     [If applicable, insert - Notwithstanding the foregoing, the Corporation may not, prior to _________, redeem any Securities of this series as contemplated by [if applicable, insert - Clause (2) of] the preceding paragraph as a part of, or in anticipation of, any refunding operation by the application, directly or indirectly, of moneys borrowed having an interest cost to the Corporation (calculated in accordance with generally accepted financial practice) of less than ____% per annum.]

     [If applicable, insert - The sinking fund for this series provides for the redemption on __________ in each year beginning with the year _______ and ending with the year ______ of [if applicable, insert - not less than $___________ ("mandatory sinking fund") and not more than] $____________ aggregate principal amount of Securities of this series. Securities of this series acquired or redeemed by the Corporation otherwise than through [if applicable, insert - mandatory] sinking fund payments may be credited against subsequent [if applicable, insert - mandatory] sinking fund payments otherwise required to be made [if applicable, insert - , in the inverse order in which they become due].]

     [If the Security is subject to redemption of any kind, insert - In the event of redemption of this Security in part only, a new Security or Securities of this series and of like tenor for the unredeemed portion hereof will be issued in the name of the Holder hereof upon the cancellation hereof.]

     [If applicable, insert - The Indenture contains provisions for defeasance at any time of [the entire indebtedness of this Security] [or] [certain restrictive covenants and Events of Default with respect to this Security] [, in each case] upon compliance with certain conditions set forth in the Indenture.]

     [If the Security is not an Original Issue Discount Security, insert - If an Event of Default with respect to Securities of this series shall occur and be continuing, the principal of the Securities of this series may be declared due and payable in the manner and with the effect provided in the Indenture.]

     [If the Security is an Original Issue Discount Security, insert - If an Event of Default with respect to Securities of this series shall occur and be continuing, an amount of principal of the Securities of this series may be declared due and payable in the manner and with the effect provided in the Indenture. Such amount shall be equal to [insert formula for determining the amount]. Upon payment (i) of the amount of principal so declared due and payable and (ii) of interest on any overdue principal, premium and interest (in each case to the extent that the payment of such interest shall be legally enforceable), all of the Corporation's obligations in respect of the payment of the principal of and premium and interest, if any, on the Securities of this series shall terminate.]

     The Indenture permits, with certain exceptions as therein provided, the amendment thereof and the modification of the rights and obligations of the Corporation and the rights of the Holders of the Securities of all series affected under the Indenture at any time by the Corporation and the Trustee with the consent of the Holders of a majority in principal amount of the Securities of all series at the time Outstanding affected thereby (voting as one class). The Indenture contains provisions permitting the Holders of not less than a majority in principal amount of the Securities of all series at the time Outstanding with respect to which a default under the Indenture shall have occurred and be continuing (voting as one class), on behalf of the Holders of the Securities of all such series, to waive, with certain exceptions, such past default with respect to all such series and its consequences. The Indenture also permits the Holders of not less than a majority in principal amount of the Securities of each series at the time Outstanding, on behalf of the Holders of all Securities of such series, to waive compliance by the Corporation with certain provisions of the Indenture. Any such consent or waiver by the Holder of this Security shall be conclusive and binding upon such Holder and upon all future Holders of this Security and of any Security issued upon the registration of transfer hereof or in exchange therefor or in lieu hereof, whether or not notation of such consent or waiver is made upon this Security.

     As provided in and subject to the provisions of the Indenture, the Holder of this Security shall not have the right to institute any proceeding with respect to the Indenture or for the appointment of a receiver or trustee or for any other remedy thereunder unless such Holder shall have previously given the Trustee written notice of a continuing Event of Default with respect to the Securities of this series, the Holders of not less than 25% in principal amount of the Securities of this series at the time Outstanding shall have made written request to the Trustee to institute proceedings in respect of such Event of Default as Trustee and offered the Trustee reasonable indemnity, and the Trustee shall not have received from the Holders of a majority in principal amount of Securities of this series at the time Outstanding a direction inconsistent with such request, and shall have failed to institute any such proceeding, for 60 days after receipt of such notice, request and offer of indemnity. The foregoing shall not apply to any suit instituted by the Holder of this Security for the enforcement of any payment of principal hereof or any premium or interest hereon on or after the respective due dates expressed herein.

     No reference herein to the Indenture and no provision of this Security or of the Indenture shall alter or impair the obligation of the Corporation, which is absolute and unconditional, to pay the principal of and any premium and interest on this Security at the times, place and rate, and in the coin or currency, herein prescribed.

     As provided in the Indenture and subject to certain limitations therein set forth, the transfer of this Security is registrable in the Security Register, upon surrender of this Security for registration of transfer at the office or agency of the Corporation in any place where the principal of and any premium and interest on this Security are payable, duly endorsed by, or accompanied by a written instrument of transfer in form satisfactory to the Corporation and the Security Registrar duly executed by, the Holder hereof or his attorney duly authorized in writing, and thereupon one or more new Securities of this series and of like tenor, of authorized denominations and for the same aggregate principal amount, will be issued to the designated transferee or transferees.

     The Securities of this series are issuable only in registered form without coupons in denominations of [$1,000 and any integral multiple thereof]. As provided in the Indenture and subject to certain limitations therein set forth, Securities of this series are exchangeable for a like aggregate principal amount of Securities of this series and of like tenor of a different authorized denomination, as requested by the Holder surrendering the same.

     No service charge shall be made for any such registration of transfer or exchange, but the Corporation may require payment of a sum sufficient to cover any tax or other governmental charge payable in connection therewith.

     Prior to due presentment of this Security for registration of transfer, the Corporation, the Trustee and any agent of the Corporation or the Trustee may treat the Person in whose name this Security is registered as the owner hereof for all purposes, whether or not this Security be overdue, and neither the Corporation, the Trustee nor any such agent shall be affected by notice to the contrary.

     All terms used in this Security which are defined in the Indenture shall have the meanings assigned to them in the Indenture.

     The Indenture and the Securities issued thereby shall be governed by and construed in accordance with the laws of the State of California.

Section 204.  Form of Legend for Global Securities.

     Unless otherwise specified as contemplated by Section 301 for the Securities evidenced thereby, every Global Security authenticated and delivered hereunder shall bear a legend in substantially the following form:

THIS SECURITY IS A GLOBAL SECURITY WITHIN THE MEANING OF THE INDENTURE HEREINAFTER REFERRED TO AND IS REGISTERED IN THE NAME OF A DEPOSITARY OR A NOMINEE THEREOF. THIS SECURITY MAY NOT BE EXCHANGED IN WHOLE OR IN PART FOR A

SECURITY REGISTERED, AND NO TRANSFER OF THIS SECURITY IN WHOLE OR IN PART MAY BE REGISTERED, IN THE NAME OF ANY PERSON OTHER THAN SUCH DEPOSITARY OR A NOMINEE THEREOF, EXCEPT IN THE LIMITED CIRCUMSTANCES DESCRIBED IN THE INDENTURE.

Section 205. Form of Trustee's Certificate of Authentication.

     The Trustee's certificate of authentication shall be in substantially the following form:

     This is one of the Securities of the series designated therein referred to in the within-mentioned Indenture.

                                        Harris Trust and Savings Bank,

                                        As Trustee

                                        By: ________________________________
                                                    Authorized Signatory

Dated:  _________________


                                   ARTICLE III.

                                 THE SECURITIES

Section 301.  Amount Unlimited; Issuable in Series.

     The aggregate principal amount of Securities which may be authenticated and delivered under this Indenture is unlimited.

     The Securities may be issued in one or more series. There shall be established in or pursuant to a Board Resolution and, subject to Section 303, set forth, or determined in the manner provided, in an Officer's Certificate, or established in one or more indentures supplemental hereto, prior to the issuance of Securities of any series,

(1) the title of the Securities of the series (which shall distinguish the Securities of the series from Securities of any other series);

(2) any limit upon the aggregate principal amount of the Securities of the series which may be authenticated and delivered under this Indenture (except for Securities authenticated and delivered upon registration of transfer of, or in exchange for, or in lieu of, other Securities of the series pursuant to Section 304, 305, 306, 906 or 1106 and except for any Securities which, pursuant to Section 303, are deemed never to have been authenticated and delivered hereunder);

(3) the Person to whom any interest on a Security of the series shall be payable, if other than the Person in whose name that Security (or one or more Predecessor Securities) is registered at the close of business on the Regular Record Date for such interest;

(4) the date or dates on which the principal of any Securities of the series is payable or the method by which such date shall be determined and the right, if any, to shorten or extend the date on which the principal of any Securities of the series is payable and the conditions to any such change;

(5) the rate or rates at which any Securities of the series shall bear interest, if any, or the method by which such rate or rates shall be determined; the date or dates from which any such interest shall accrue; the Interest Payment Dates on which any such interest shall be payable; the manner (if any) of determination of such Interest Payment Dates; and the Regular Record Date, if any, for any such interest payable on any Interest Payment Date;

(6) the right, if any, to extend the interest payment periods and the terms of such extension or extensions;

(7) the place or places where the principal of and any premium and interest on any Securities of the series shall be payable and whether, if acceptable to the Trustee, any principal of such Securities shall be payable without presentation or surrender thereof;

(8) the period or periods within which, or the date or dates on which, the price or prices at which and the terms and conditions upon which any Securities of the series may be redeemed, in whole or in part, at the option of the Corporation and, if other than by a Board Resolution, the manner in which any election by the Corporation to redeem the Securities shall be evidenced;

(9) the obligation, if any, of the Corporation to redeem or purchase any Securities of the series pursuant to any sinking fund, purchase fund or analogous provisions or at the option of the Holder thereof and the period or periods within which, the price or prices at which and the terms and conditions upon which any Securities of the series shall be redeemed or purchased, in whole or in part, pursuant to such obligation;

(10) if other than denominations of $1,000 and any integral multiple thereof, the denominations in which any Securities of the series shall be issuable;

(11) if the amount of principal of or any premium or interest on any Securities of the series may be determined with reference to an index or pursuant to a formula, the manner in which such amounts shall be determined;

(12) if other than the currency of the United States of America, the currency, currencies or currency units in which the principal of or any premium or interest on any Securities of the series shall be payable and the manner of determining the equivalent thereof in the currency of the United States of America for any purpose, including for purposes of the definition of "Outstanding" in Section 101;

(13) if the principal of or any premium or interest on any Securities of the series is to be payable, at the election of the Corporation or the Holder thereof, in one or more currencies or currency units other than that or those in which such Securities are stated to be payable, the currency, currencies or currency units in which the principal of or any premium or interest on such Securities as to which such election is made shall be payable, the periods within which and the terms and conditions upon which such election is to be made and the amount so payable (or the manner in which such amount shall be determined);

(14) if other than the entire principal amount thereof, the portion of the principal amount of any Securities of the series which shall be payable upon declaration of acceleration of the Maturity thereof pursuant to
     Section 502;

(15) if the principal amount payable at the Stated Maturity of any Securities of the series will not be determinable as of any one or more dates prior to the Stated Maturity, the amount which shall be deemed to be the principal amount of such Securities as of any such date for any purpose thereunder or hereunder, including the principal amount thereof which shall be due and payable upon any Maturity other than the Stated Maturity or which shall be deemed to be Outstanding as of any date prior to the Stated Maturity (or, in any such case, the manner in which such amount deemed to be the principal amount shall be determined);

(16) if either or both of Sections 1302 and 1303 do not apply to any Securities of the series;

(17) if applicable, that any Securities of the series shall be issuable in whole or in part in the form of one or more Global Securities and, in such case, the respective Depositary or Depositaries for such Global Securities, the form of any legend or legends which shall be borne by any such Global Security in addition to or in lieu of that set forth in Section 204 and any circumstances in addition to or in lieu of those set forth in Clause (2) of the last paragraph of Section 305 in which any such Global Security may be exchanged in whole or in part for Securities registered, and any transfer of such Global Security in whole or in part may be registered, in the name or names of Persons other than the Depositary for such Global Security or a nominee thereof;

(18) any addition, modification or deletion of any Events of Default or covenants provided with respect to any Securities of the series and any change in the right of the Trustee or the requisite Holders of such Securities to declare the principal amount thereof due and payable pursuant to Section 502;

(19) any addition to or change in the covenants set forth in Article Ten which applies to Securities of the series; and

(20) any other terms of the series.

     All Securities of any one series shall be substantially identical except as to denomination and except as may otherwise be provided in or pursuant to the Board Resolution referred to above and (subject to Section 303) set forth, or determined in the manner provided, in the Officer's Certificate referred to above or in any such indenture supplemental hereto.

     If any of the terms of the series are established by action taken pursuant to a Board Resolution, a copy of an appropriate record of such action shall be certified by the Secretary or an Assistant Secretary of the Corporation and delivered to the Trustee at or prior to the delivery of the Officer's Certificate setting forth the terms or the manner of determining the terms of the series.

     With respect to Securities of a series offered in a Periodic Offering, the Board Resolution (or action taken pursuant thereto), Officer's Certificate or supplemental indenture referred to above may provide general terms or parameters for Securities of such series and provide either that the specific terms of particular Securities of such series shall be specified in a Company Order or that such terms shall be determined by the Corporation in accordance with other procedures specified in a Company Order as contemplated by the third paragraph of Section 303.

     Notwithstanding Section 301(2) herein and unless otherwise expressly provided with respect to a series of Securities, the aggregate principal amount of a series of Securities may be increased and additional Securities of such series may be issued up to the maximum aggregate principal amount authorized with respect to such series as increased.

Section 302.  Denominations.

     The Securities of each series shall be issuable only in fully registered form without coupons and only in such denominations as shall be specified as contemplated by Section 301. In the absence of any such specified denomination with respect to the Securities of any series, the Securities of such series shall be issuable in denominations of $1,000 and any integral multiple thereof.

Section 303.  Execution, Authentication, Delivery and Dating.

     The Securities shall be executed on behalf of the Corporation by its Chairman of the Board, its Chief Executive Officer, its President, a Vice President or the Treasurer, under its corporate seal reproduced thereon (which may be by facsimile) attested by its Secretary or one of its Assistant Secretaries. The signature of any of these officers on the Securities may be manual or facsimile.

     Securities bearing the manual or facsimile signatures of individuals who were at any time the proper officers of the Corporation shall bind the Corporation, notwithstanding that such individuals or any of them have ceased to hold such offices prior to the authentication and delivery of such Securities or did not hold such offices at the date of such Securities.

     At any time and from time to time after the execution and delivery of this Indenture, the Corporation may deliver Securities of any series executed by the Corporation to the Trustee for authentication, together with a Company Order for the authentication and delivery of such Securities, and the Trustee in accordance with the Company Order shall authenticate and deliver such Securities, provided, however, that in the case of Securities offered in a Periodic Offering, the Trustee shall authenticate and deliver such Securities from time to time in accordance with such other procedures (including, without limitation, the receipt by the Trustee of oral or electronic instructions from the Corporation or its duly authorized agents, promptly confirmed in writing) acceptable to the Trustee as may be specified by or pursuant to a Company Order delivered to the Trustee prior to the time of the first authentication of Securities of such series. If the form or terms of the Securities of the series have been established by or pursuant to one or more Board Resolutions as permitted by Sections 201 and 301, in authenticating such Securities, and accepting the additional responsibilities under this Indenture in relation to such Securities, the Trustee shall be entitled to receive, and (subject to Section 601) shall be fully protected in relying upon, an Opinion of Counsel stating,

(1) if the form of such Securities has been established by or pursuant to Board Resolution as permitted by Section 201, that such form has been established in conformity with the provisions of this Indenture;

(2) if the terms of such Securities have been, or in the case of Securities of a series offered in a Periodic Offering, will be, established by or pursuant to Board Resolution as permitted by Section 301, that such terms have been, or in the case of Securities of a series offered in a Periodic Offering, will be, established in conformity with the provisions of this Indenture, subject, in the case of Securities of a series offered in a Periodic Offering, to any conditions specified in such Opinion of Counsel; and

(3) that such Securities, when issued and executed by the Corporation and when authenticated and delivered by the Trustee in the manner and subject to any conditions specified in such Opinion of Counsel, will constitute valid and legally binding obligations of the Corporation enforceable in accordance with their terms, subject to bankruptcy, insolvency, fraudulent transfer, reorganization, moratorium and similar laws of general applicability relating to or affecting creditors' rights and to general equity principles.

     If such form or terms have been so established, the Trustee shall not be required to authenticate such Securities if the issue of such Securities pursuant to this Indenture will affect the Trustee's own rights, duties or immunities under the Securities and this Indenture or otherwise in a manner which is not reasonably acceptable to the Trustee.

     Notwithstanding the provisions of Section 301 and of the preceding paragraph, if all Securities of a series are not to be originally issued at one time, it shall not be necessary to deliver the Officer's Certificate otherwise required pursuant to Section 301 or the Company Order and Opinion of Counsel otherwise required pursuant to such preceding paragraph at or prior to the authentication of each Security of such series if such documents are delivered at or prior to the authentication upon original issuance of the first Security of such series to be issued.

     With respect to Securities of a series offered in a Periodic Offering, the Trustee may rely, as to the authorization by the Corporation of any of such Securities, the form and terms thereof and the legality, validity, binding effect and enforceability thereof, upon the Opinion of Counsel and the other documents delivered pursuant to Sections 201 and 301 and this Section, as applicable, in connection with the first authentication of Securities of such series.

     Each Security shall be dated the date of its authentication.

     No Security shall be entitled to any benefit under this Indenture or be valid or obligatory for any purpose unless there appears on such Security a certificate of authentication substantially in the form provided for herein executed by the Trustee by manual signature of an authorized officer, and such certificate upon any Security shall be conclusive evidence, and the only evidence, that such Security has been duly authenticated and delivered hereunder. Notwithstanding the foregoing, if any Security shall have been authenticated and delivered hereunder but never issued and sold by the Corporation, and the Corporation shall deliver such Security to the Trustee for cancellation as provided in Section 309, for all purposes of this Indenture such Security shall be deemed never to have been authenticated and delivered hereunder and shall never be entitled to the benefits of this Indenture.

Section 304. Temporary Securities.

     Pending the preparation of definitive Securities of any series, the Corporation may execute, and upon Company Order the Trustee shall authenticate and deliver, temporary Securities which are printed, lithographed, typewritten, mimeographed or otherwise produced, in any authorized denomination, substantially of the tenor of the definitive Securities in lieu of which they are issued and with such appropriate insertions, omissions, substitutions and other variations as the officers executing such Securities may determine, as evidenced by their execution of such Securities.

     If temporary Securities of any series are issued, the Corporation will cause definitive Securities of that series to be prepared without unreasonable delay. After the preparation of definitive Securities of such series, the temporary Securities of such series shall be exchangeable for definitive Securities of such series upon surrender of the temporary Securities of such series at the office or agency of the Corporation in a Place of Payment for that series, without charge to the Holder. Upon surrender for cancellation of any one or more temporary Securities of any series, the Corporation shall execute and the Trustee shall authenticate and deliver in exchange therefor one or more definitive Securities of the same series, of any authorized denominations and of like tenor and aggregate principal amount. Until so exchanged, the temporary Securities of any series shall in all respects be entitled to the same benefits under this Indenture as definitive Securities of such series and tenor.

Section 305. Registration, Registration of Transfer and Exchange.

     The Corporation shall cause to be kept at the Corporate Trust Office of the Trustee a register (the register maintained in such office or in any other office or agency of the Corporation in a Place of Payment being herein sometimes referred to as the "Security Register") in which, subject to such reasonable regulations as it may prescribe, the Corporation shall provide for the registration of Securities and of transfers of Securities. The Trustee is hereby appointed "Security Registrar" for the purpose of registering Securities and transfers of Securities as herein provided.

     Upon surrender for registration of transfer of any Security of a series at the office or agency of the Corporation in a Place of Payment for that series, the Corporation shall execute, and the Trustee shall authenticate and deliver, in the name of the designated transferee or transferees, one or more new Securities of the same series, of any authorized denominations and of like tenor and aggregate principal amount.

     At the option of the Holder, Securities of any series may be exchanged for other Securities of the same series, of any authorized denominations and of like tenor and aggregate principal amount, upon surrender of the Securities to be exchanged at such office or agency. Whenever any Securities are so surrendered for exchange, the Corporation shall execute, and the Trustee shall authenticate and deliver, the Securities which the Holder making the exchange is entitled to receive.

     All Securities issued upon any registration of transfer or exchange of Securities shall be the valid obligations of the Corporation, evidencing the same debt, and entitled to the same benefits under this Indenture, as the Securities surrendered upon such registration of transfer or exchange.

     Every Security presented or surrendered for registration of transfer or for exchange shall (if so required by the Corporation or the Trustee) be duly endorsed, or be accompanied by a written instrument of transfer in form satisfactory to the Corporation and the Security Registrar duly executed, by the Holder thereof or his attorney duly authorized in writing.

     No service charge shall be made for any registration of transfer or exchange of Securities, but the Corporation may require payment of a sum sufficient to cover any tax or other governmental charge that may be imposed in connection with any registration of transfer or exchange of Securities, other than exchanges pursuant to Section 304, 906 or 1106 not involving any transfer.

     If the Securities of any series (or of any series and specified tenor) are to be redeemed, the Corporation shall not be required (A) to issue, register the transfer of or exchange any Securities of that series (or of that series and specified tenor, as the case may be) during a period beginning at the opening of business 15 days before the day of the mailing of a notice of redemption of any such Securities selected for redemption and ending at the close of business on the day of such mailing, or (B) to register the transfer of or exchange any Security so selected for redemption in whole or in part, except the unredeemed portion of any Security being redeemed in part.

     The provisions of Clauses (1), (2), (3) and (4) below shall apply only to Global Securities:

(1) Each Global Security authenticated under this Indenture shall be registered in the name of the Depositary designated for such Global Security or a nominee thereof and delivered to such Depositary or a nominee thereof or custodian therefor, and each such Global Security shall constitute a single Security for all purposes of this Indenture.

(2) Notwithstanding any other provision in this Indenture, no Global Security may be exchanged in whole or in part for Securities registered, and no transfer of a Global Security in whole or in part may be registered, in the name of any Person other than the Depositary for such Global Security or a nominee thereof unless (A) such Depositary has notified the Corporation that it is unwilling or unable to continue as Depositary for such Global Security and a successor Depositary has not been appointed by the Corporation within 90 days of receipt by the Corporation of such notification, (B) if at any time the Depositary ceases to be a clearing agency registered under the Exchange Act at a time when the Depositary is required to be so registered to act as such Depositary and no successor Depositary shall have been appointed by the Corporation within 90 days after it became aware of such cessation, or (C) there shall exist such circumstances, if any, in addition to or in lieu of the foregoing as have been specified for this purpose as contemplated by Section 301. Notwithstanding the foregoing, the Corporation may at any time in its sole discretion determine that Securities issued in the form of a Global Security shall no longer be represented in whole or in part by such Global Security, and the Trustee, upon receipt of a Company Order therefor, shall authenticate and deliver definitive Securities in exchange in whole or in part for such Global Security.

(3) Subject to Clause (2) above, any exchange or transfer of a Global Security for other Securities may be made in whole or in part, and all Securities issued in exchange for or upon transfer of a Global Security or any portion thereof shall be registered in such names as the Depositary for such Global Security shall direct.

(4) Every Security authenticated and delivered upon registration of transfer of, or in exchange for or in lieu of, a Global Security or any portion thereof, whether pursuant to this Section, Section 304, 306, 906 or 1106 or otherwise, shall be authenticated and delivered in the form of, and shall be, a Global Security, unless such Security is registered in the name of a Person other than the Depositary for such Global Security or a nominee thereof.

Section 306.  Mutilated, Destroyed, Lost and Stolen Securities.

     If any mutilated Security is surrendered to the Trustee, the Corporation shall execute and the Trustee shall authenticate and deliver in exchange therefor a new Security of the same series and of like tenor and principal amount and bearing a number not contemporaneously outstanding.

     If there shall be delivered to the Corporation and the Trustee (i) evidence to their satisfaction of the destruction, loss or theft of any Security and (ii) such security or indemnity as may be required by them to save each of them and any agent of either of them harmless, then, in the absence of notice to the Corporation or the Trustee that such Security has been acquired by a bona fide purchaser, the Corporation shall execute and the Trustee shall authenticate and deliver, in lieu of any such destroyed, lost or stolen Security, a new Security of the same series and of like tenor and principal amount and bearing a number not contemporaneously outstanding.

     In case any such mutilated, destroyed, lost or stolen Security has become or is about to become due and payable, the Corporation in its discretion may, instead of issuing a new Security, pay such Security. Upon the issuance of any new Security under this Section, the Corporation may require the payment of a sum sufficient to cover any tax, fee, assessment or other governmental charge that may be imposed in relation thereto and any other expenses (including the fees and expenses of the Trustee and its agents and counsel) connected therewith.

     Every new Security of any series issued pursuant to this Section in lieu of any destroyed, lost or stolen Security shall constitute an original additional contractual obligation of the Corporation, whether or not the destroyed, lost or stolen Security shall be at any time enforceable by anyone, and shall be entitled to all the benefits of this Indenture equally and proportionately with any and all other Securities of that series duly issued hereunder.

     The provisions of this Section are exclusive and shall preclude (to the extent lawful) all other rights and remedies with respect to the replacement or payment of mutilated, destroyed, lost or stolen Securities.

Section 307. Payment of Interest; Interest Rights Preserved.

     Except as otherwise provided as contemplated by Section 301 with respect to any series of Securities, interest on any Security which is payable, and is punctually paid or duly provided for, on any Interest Payment Date shall be paid to the Person in whose name that Security (or one or more Predecessor Securities) is registered at the close of business on the Regular Record Date for such interest.

     Except as otherwise provided as contemplated by Section 301 with respect to any series of Securities, any interest on any Security of any series which is payable, but is not punctually paid or duly provided for, on any Interest Payment Date (herein called "Defaulted Interest") shall forthwith cease to be payable to the Holder on the relevant Regular Record Date by virtue of having been such Holder, and such Defaulted Interest may be paid by the Corporation, at its election in each case, as provided in Clause (1) or (2) below:

(1) The Corporation may elect to make payment of any Defaulted Interest to the Persons in whose names the Securities of such series (or their respective Predecessor Securities) are registered at the close of business on a Special Record Date for the payment of such Defaulted Interest, which shall be fixed in the following manner. The Corporation shall notify the Trustee in writing of the amount of Defaulted Interest proposed to be paid on each Security of such series and the date of the proposed payment, and at the same time the Corporation shall deposit with the Trustee an amount of money equal to the aggregate amount proposed to be paid in respect of such Defaulted Interest or shall make arrangements satisfactory to the Trustee for such deposit prior to the date of the proposed payment, such money when deposited to be held in trust for the benefit of the Persons entitled to such Defaulted Interest as in this Clause provided. Thereupon the Trustee shall fix a Special Record Date for the payment of such Defaulted Interest which shall be not more than 15 days and not less than 10 days prior to the date of the proposed payment and not less than 10 days after the receipt by the Trustee of the notice of the proposed payment. The Trustee shall promptly notify the Corporation of such Special Record Date and, in the name and at the expense of the Corporation, shall cause notice of the proposed payment of such Defaulted Interest and the Special Record Date therefor to be given to each Holder of Securities of such series in the manner set forth in Section 106, not less than 10 days prior to such Special Record Date. Notice of the proposed payment of such Defaulted Interest and the Special Record Date therefor having been so mailed, such Defaulted Interest shall be paid to the Persons in whose names the Securities of such series (or their respective Predecessor Securities) are registered at the close of business on such Special Record Date and shall no longer be payable pursuant to the following Clause (2).

(2) The Corporation may make payment of any Defaulted Interest on the Securities of any series in any other lawful manner not inconsistent with the requirements of any securities exchange, if any, on which such Securities may be listed, and upon such notice as may be required by such exchange, if, after notice given by the Corporation to the Trustee of the proposed payment pursuant to this Clause, such manner of payment shall be deemed practicable by the Trustee.

     Subject to the foregoing provisions of this Section, each Security delivered under this Indenture upon registration of transfer of or in exchange for or in lieu of any other Security shall carry the rights to interest accrued and unpaid, and to accrue, which were carried by such other Security.

Section 308.  Persons Deemed Owners.

     Prior to due presentment of a Security for registration of transfer, the Corporation, the Trustee and any agent of the Corporation or the Trustee may treat the Person in whose name such Security is registered as the owner of such Security for the purpose of receiving payment of principal of and any premium and (subject to Section 307) any interest on such Security and for all other purposes whatsoever, whether or not such Security be overdue, and neither the Corporation, the Trustee nor any agent of the Corporation or the Trustee shall be affected by notice to the contrary.

     None of the Company, the Trustee, any Paying Agent or the Security Registrar will have any responsibility or liability for any aspect of the records relating to or payments made on account of beneficial ownership interest of a Global Security or for maintaining, supervising or reviewing any records relating to such beneficial ownership interests.

     Notwithstanding the foregoing, with respect to any Global Security, nothing herein shall prevent the Company, the Trustee, or any Agent of the Company or the Trustee, from giving effect to any written certification, proxy or other authorization furnished by any depositary, as a Holder, with respect to such Global Security or impair, as between such depositary and owners of beneficial interests in such Global Security, the operation of customary practices governing the exercise of the rights of such depositary as Holder of such Global Security.

Section 309.  Cancellation.

     All Securities surrendered for payment, redemption, registration of transfer or exchange or for credit against any sinking fund payment shall, if surrendered to any Person other than the Trustee, be delivered to the Trustee and shall be promptly canceled by it. The Corporation may at any time deliver to the Trustee for cancellation any Securities previously authenticated and delivered hereunder which the Corporation may have acquired in any manner whatsoever, and may deliver to the Trustee (or to any other Person for delivery to the Trustee) for cancellation any Securities previously authenticated hereunder which the Corporation has not issued and sold, and all Securities so delivered shall be promptly canceled by the Trustee. No Securities shall be authenticated in lieu of or in exchange for any Securities canceled as provided in this Section, except as expressly permitted by this Indenture. All canceled Securities held by the Trustee shall be disposed of in its customary manner or as directed by a Company Order; provided, however, that the Trustee shall not be required to destroy such canceled Securities.

Section 310.  Computation of Interest.

     Except as otherwise specified as contemplated by Section 301 for Securities of any series, interest on the Securities of each series shall be computed on the basis of a 360-day year of twelve 30-day months.

Section 311.  CUSIP Numbers.

     The Corporation in issuing the Securities may use "CUSIP" numbers (if then generally in use), and, if so, the Trustee shall use "CUSIP" numbers in notices of redemption as a convenience to Holders; provided that any such notice may state that no representation is made as to the correctness of such numbers either as printed on the Securities or as contained in any notice of a redemption and that reliance may be placed only on the other identification numbers printed on the Securities, and any such redemption shall not be affected by any defect in or omission of such numbers.

                                   ARTICLE IV.

                           SATISFACTION AND DISCHARGE

Section 401.  Satisfaction and Discharge of Indenture.

     This Indenture shall upon Company Request cease to be of further effect (except as to any surviving rights of registration of transfer or exchange of Securities herein expressly provided for), and the Trustee, at the expense of the Corporation, shall execute proper instruments acknowledging satisfaction and discharge of this Indenture, when

(1)  either

     (A) all Securities theretofore authenticated and delivered (other than (i) Securities which have been destroyed, lost or stolen and which have been replaced or paid as provided in Section 306 and (ii) Securities for whose payment money has theretofore been deposited in trust or segregated and held in trust by the Corporation and thereafter repaid to the Corporation or discharged from such trust, as provided in
          Section 1003) have been delivered to the Trustee for cancellation; or

     (B) all such Securities not theretofore delivered to the Trustee for cancellation

          (i)  have become due and payable, or

          (ii) will become due and payable at their Stated Maturity within one year, or

          (iii) are to be called for redemption within one year under arrangements satisfactory to the Trustee for the giving of notice of redemption by the Trustee in the name, and at the expense, of the Corporation, and the Corporation, in the case of (i), (ii) or (iii) above, has deposited or caused to be deposited with the Trustee as trust funds in trust for the purpose (i) money in an amount, (ii) Government Obligations (as defined in Section 1304) which through the scheduled payment of principal and interest in respect thereof in accordance with their terms will provide, not later than the due date of any payment, money in an amount, or (iii) a combination thereof, sufficient, in the case of (ii) or (iii), in the opinion of a nationally recognized firm of independent public accountants expressed in a written certification thereof delivered to the Trustee, to pay and discharge, and which shall be applied by the Trustee to pay and discharge, the entire indebtedness on such Securities not theretofore delivered to the Trustee for cancellation, for principal and any premium and interest to the date of such deposit (in the case of Securities which have become due and payable) or to the Stated Maturity or Redemption Date, as the case may be;

(2) the Corporation has paid or caused to be paid all other sums payable hereunder by the Corporation; and

(3) the Corporation has delivered to the Trustee an Officer's Certificate and an Opinion of Counsel, each stating that all conditions precedent herein provided for relating to the satisfaction and discharge of this Indenture have been complied with.

     Notwithstanding the satisfaction and discharge of this Indenture, the obligations of the Corporation to the Trustee under Section 607, the obligations of the Corporation to any Authenticating Agent under Section 614 and, if money shall have been deposited with the Trustee pursuant to subclause (B) of Clause
(1) of this Section, the obligations of the Trustee under Section 402 and the last paragraph of Section 1003 shall survive such satisfaction and discharge.

Section 402.  Application of Trust Money.

     Subject to the provisions of the last paragraph of Section 1003, all money deposited with the Trustee pursuant to Section 401 shall be held in trust and applied by it, in accordance with the provisions of the Securities and this Indenture, to the payment, either directly or through any Paying Agent (including the Corporation acting as its own Paying Agent) as the Trustee may determine, to the Persons entitled thereto, of the principal and any premium and interest for whose payment such money has been deposited with the Trustee.

                                   ARTICLE V.

                                    REMEDIES

Section 501.  Events of Default.

     "Event of Default," wherever used herein with respect to Securities of any series, means any one of the following events (whatever the reason for such Event of Default and whether it shall be voluntary or involuntary or be effected by operation of law or pursuant to any judgment, decree or order of any court or any order, rule or regulation of any administrative or governmental body), unless it is inapplicable to a particular series or is specifically deleted or modified in the Board Resolution (or action taken pursuant thereto), Officer's Certificate or supplemental indenture under which such series of Securities is issued or has been deleted or modified in an indenture supplemental hereto:

(1) default in the payment of any interest upon any Security of that series when it becomes due and payable, and continuance of such default for a period of 30 days; provided, however, that if the Corporation is permitted by the terms of the Securities of such series to defer the payment in question, the date on which such payment is due and payable shall be the date on which the Corporation is required to make payment following such deferral, if such deferral has been elected pursuant to the terms of the Securities; or

(2) default in the payment of the principal of or any premium on any Security of that series at its Maturity; or

(3) default in the making of any sinking fund payment, when and as due by the terms of a Security of that series, and continuance of such default for a period of 60 days; or

(4) default in the performance, or breach, of any covenant of the Corporation in this Indenture (other than a covenant a default in whose performance or whose breach is elsewhere in this Section specifically dealt with or which has expressly been included in this Indenture solely for the benefit of series of Securities other than that series), and continuance of such default or breach for a period of 90 days after there has been given, by registered or certified mail, to the Corporation by the Trustee or to the Corporation and the Trustee by the Holders of at least 25% in principal amount of the Outstanding Securities of that series a written notice specifying such default or breach and requiring it to be remedied and stating that such notice is a "Notice of Default" hereunder, unless the Trustee, or the Trustee and the Holders of a principal amount of Securities of such series not less than the principal amount of Securities the Holders of which gave such notice, as the case may be, shall agree in writing to an extension of such period prior to its expiration; provided, however, that the Trustee, or the Trustee and the Holders of such principal amount of Securities of such series, as the case may be, shall be deemed to have agreed to an extension of such period if corrective action is initiated by the Corporation within such period and is being diligently pursued; or

(5) the entry by a court having jurisdiction in the premises of (A) a decree or order for relief in respect of the Corporation in an involuntary case or proceeding under any applicable federal or state bankruptcy, insolvency, reorganization or other similar law or (B) a decree or order adjudging the Corporation a bankrupt or insolvent, or approving as properly filed a petition seeking reorganization, arrangement, adjustment or composition of or in respect of the Corporation under any applicable federal or state law, or appointing a custodian, receiver, liquidator, assignee, trustee, sequestrator or other similar official of the Corporation or of any substantial part of its property, or ordering the winding-up or liquidation of its affairs, and the continuance of any such decree or order for relief or any such other decree or order unstayed and in effect for a period of 90 consecutive days; or

(6) the commencement by the Corporation of a voluntary case or proceeding under any applicable federal or state bankruptcy, insolvency, reorganization or other similar law or of any other case or proceeding to be adjudicated a bankrupt or insolvent, or the consent by it to the entry of a decree or order for relief in respect of the Corporation in an involuntary case or proceeding under any applicable federal or state bankruptcy, insolvency, reorganization or other similar law or to the commencement of any bankruptcy or insolvency case or proceeding against it, or the filing by it of a petition or answer or consent seeking reorganization or relief under any applicable federal or state law, or the consent by it to the filing of such petition or to the appointment of or taking possession by a custodian, receiver, liquidator, assignee, trustee, sequestrator or other similar official of the Corporation or of any substantial part of its property, or the making by it of an assignment for the benefit of creditors, or the admission by it in writing of its inability to pay its debts generally as they become due, or the authorization of any such action by the Board of Directors; or

(7) any other Event of Default provided with respect to Securities of that series.

Section 502.  Acceleration of Maturity; Rescission and Annulment.

     If an Event of Default with respect to Securities of any series at the time Outstanding occurs and is continuing, then in every such case the Trustee or the Holders of not less than 25% in principal amount of the Outstanding Securities of that series may declare the principal amount of all the Securities of that series (or, if any Securities of that series are Original Issue Discount Securities, such portion of the principal amount of such Securities as may be specified by the terms thereof) to be due and payable immediately, by a notice in writing to the Corporation (and to the Trustee if given by Holders), and upon any such declaration such principal amount (or specified amount) shall become immediately due and payable.

     At any time after such a declaration of acceleration with respect to Securities of any series has been made and before a judgment or decree for payment of the money due has been obtained by the Trustee as hereinafter in this Article provided, the Holders of a majority in principal amount of the Outstanding Securities of such series, by written notice to the Corporation and the Trustee, may rescind and annul such declaration and its consequences if

(1) the Corporation has paid or deposited with the Trustee a sum sufficient to pay

     (A)  all overdue interest on all Securities of that series,

     (B) the principal of (and premium, if any, on) any Securities of that series which have become due otherwise than by such declaration of acceleration and any interest thereon at the rate or rates prescribed therefor in such Securities,

     (C) to the extent that payment of such interest is lawful, interest upon overdue interest at the rate or rates prescribed therefor in such Securities, and

     (D) all sums paid or advanced by the Trustee hereunder and the reasonable compensation, expenses, disbursements and advances of the Trustee, its agents and counsel;

     and

(2) all Events of Default with respect to Securities of that series, other than the non-payment of the principal of Securities of that series which have become due solely by such declaration of acceleration, have been cured or waived as provided in Section 513.

     No such rescission shall affect any subsequent default or impair any right consequent thereon.

Section 503.  Collection of Indebtedness and Suits for Enforcement by Trustee.

     The Corporation covenants that if

(1) default is made in the payment of any interest on any Security when such interest becomes due and payable and such default continues for a period of 30 days, or

(2) default is made in the payment of the principal of (or premium, if any, on) any Security at the Maturity thereof,

the Corporation will, upon demand of the Trustee, pay to it, for the benefit of the Holders of such Securities, the whole amount then due and payable on such Securities for principal and any premium and interest and, to the extent that payment of such interest shall be legally enforceable, interest on any overdue principal and premium and on any overdue interest, at the rate or rates prescribed therefor in such Securities, and, in addition thereto, such further amount as shall be sufficient to cover the costs and expenses of collection, including the reasonable compensation, expenses, disbursements and advances of the Trustee, its agents and counsel.

     If the Corporation fails to pay such amounts forthwith upon such demand, the Trustee, in its own name and as trustee of an express trust, may institute a judicial proceeding for the collection of the sums so due and unpaid, and may prosecute such proceeding to judgment or final decree, and may enforce the same against the Corporation or any other obligor upon such Securities and collect the moneys adjudged or decreed to be payable in the manner provided by law out of the property of the Corporation or any other obligor upon such Securities, wherever situated.

     If an Event of Default with respect to Securities of any series occurs and is continuing, the Trustee may in its discretion proceed to protect and enforce its rights and the rights of the Holders of Securities of such series by such appropriate judicial proceedings as the Trustee shall deem most effectual to protect and enforce any such rights, whether for the specific enforcement of any covenant or agreement in this Indenture or in aid of the exercise of any power granted herein, or to enforce any other proper remedy.

Section 504. Trustee May File Proofs of Claim.

     In case of any judicial proceeding relative to the Corporation (or any other obligor upon the Securities), its property or its creditors, the Trustee shall be entitled and empowered, by intervention in such proceeding or otherwise, to take any and all actions authorized under the Trust Indenture Act in order to have claims of the Holders and the Trustee allowed in any such proceeding. In particular, the Trustee shall be authorized to collect and receive any moneys or other property payable or deliverable on any such claims and to distribute the same; and any custodian, receiver, assignee, trustee, liquidator, sequestrator or other similar official in any such judicial proceeding is hereby authorized by each Holder to make such payments to the Trustee and, in the event that the Trustee shall consent to the making of such payments directly to the Holders, to pay to the Trustee any amount due it for the reasonable compensation, expenses, disbursements and advances of the Trustee, its agents and counsel, and any other amounts due the Trustee under
Section 607.

     No provision of this Indenture shall be deemed to authorize the Trustee to authorize or consent to or accept or adopt on behalf of any Holder any plan of reorganization, arrangement, adjustment or composition affecting the Securities or the rights of any Holder thereof or to authorize the Trustee to vote in respect of the claim of any Holder in any such proceeding; provided, however, that the Trustee may, on behalf of the Holders, vote for the election of a trustee in bankruptcy or similar official and be a member of a creditors' or other similar committee.

Section 505.  Trustee May Enforce Claims Without Possession of Securities.

     All rights of action and claims under this Indenture or the Securities may be prosecuted and enforced by the Trustee without the possession of any of the Securities or the production thereof in any proceeding relating thereto, and any such proceeding instituted by the Trustee shall be brought in its own name as trustee of an express trust, and any recovery of judgment shall, after provision for the payment of the reasonable compensation, expenses, disbursements and advances of the Trustee, its agents and counsel, be for the ratable benefit of the Holders of the Securities in respect of which such judgment has been recovered.

Section 506.  Application of Money Collected.

     Any money collected by the Trustee pursuant to this Article shall be applied in the following order, at the date or dates fixed by the Trustee and, in case of the distribution of such money on account of principal or any premium or interest, upon presentation of the Securities and the notation thereon of the payment if only partially paid and upon surrender thereof if fully paid:

     First: To the payment of all amounts due the Trustee under Section 607;

     Second: To the payment of the amounts then due and unpaid for principal of and any premium and interest on the Securities in respect of which or for the benefit of which such money has been collected, ratably, without preference or priority of any kind, according to the amounts due and payable on such Securities for principal and any premium and interest, respectively; and

     Third: To the payment of the balance, if any, to the Corporation.

Section 507. Limitation on Suits.

     No Holder of any Security of any series shall have any right to institute any proceeding, judicial or otherwise, with respect to this Indenture, or for the appointment of a receiver or trustee, or for any other remedy hereunder, unless

(1) such Holder has previously given written notice to the Trustee of a continuing Event of Default with respect to the Securities of that series;

(2) the Holders of not less than 25% in principal amount of the Outstanding Securities of all affected series, considered as one class, or, in the case of an Event of Default of the character specified above in Section 501(1),
     (2) or (3), that series, shall have made written request to the Trustee to institute proceedings in respect of such Event of Default in its own name as Trustee hereunder;

(3) such Holder or Holders have offered to the Trustee reasonable indemnity against the costs, expenses and liabilities to be incurred in compliance with such request;

(4) the Trustee for 60 days after its receipt of such notice, request and offer of indemnity has failed to institute any such proceeding; and

(5) no direction inconsistent with such written request has been given to the Trustee during such 60-day period by the Holders of a majority in principal amount of the Outstanding Securities of all affected series, considered as one class, or, in the case of an Event of Default of the character specified above in Section 501(1), (2) or (3), that series, it being understood and intended that no one or more of such Holders shall have any right in any manner whatever by virtue of, or by availing of, any provision of this Indenture to affect, disturb or prejudice the rights of any other of such Holders, or to obtain or to seek to obtain priority or preference over any other of such Holders or to enforce any right under this Indenture, except in the manner herein provided and for the equal and ratable benefit of all of such Holders.

Section 508. Unconditional Right of Holders to Receive Principal,
             Premium and Interest.

     Notwithstanding any other provision in this Indenture, the Holder of any Security shall have the right, which is absolute and unconditional, to receive payment of the principal of and any premium and (subject to Section 307) interest on such Security on the respective Stated Maturities expressed in such Security (or, in the case of redemption, on the Redemption Date) and to institute suit for the enforcement of any such payment, and such rights shall not be impaired without the consent of such Holder.

Section 509.  Restoration of Rights and Remedies.

     If the Trustee or any Holder has instituted any proceeding to enforce any right or remedy under this Indenture and such proceeding has been discontinued or abandoned for any reason, or has been determined adversely to the Trustee or to such Holder, then and in every such case, subject to any determination in such proceeding, the Corporation, the Trustee and the Holders shall be restored severally and respectively to their former positions hereunder and thereafter all rights and remedies of the Trustee and the Holders shall continue as though no such proceeding had been instituted.

Section 510.  Rights and Remedies Cumulative.

     Except as otherwise provided with respect to the replacement or payment of mutilated, destroyed, lost or stolen Securities in the last paragraph of Section 306, no right or remedy herein conferred upon or reserved to the Trustee or to the Holders is intended to be exclusive of any other right or remedy, and every right and remedy shall, to the extent permitted by law, be cumulative and in addition to every other right and remedy given hereunder or now or hereafter existing at law or in equity or otherwise. The assertion or employment of any right or remedy hereunder, or otherwise, shall not prevent the concurrent assertion or employment of any other appropriate right or remedy.

Section 511.  Delay or Omission Not Waiver.

     No delay or omission of the Trustee or of any Holder of any Securities to exercise any right or remedy accruing upon any Event of Default shall impair any such right or remedy or constitute a waiver of any such Event of Default or an acquiescence therein.

     Every right and remedy given by this Article or by law to the Trustee or to the Holders may be exercised from time to time, and as often as may be deemed expedient, by the Trustee or by the Holders, as the case may be.

Section 512.  Control By Holders.

     The Holders of a majority in principal amount of the Outstanding Securities of any series shall have the right to direct the time, method and place of conducting any proceeding for any remedy available to the Trustee, or exercising any trust or power conferred on the Trustee, with respect to the Securities of such series; provided that

(1) such direction shall not be in conflict with any rule of law or with this Indenture,

(2) the Trustee may take any other action deemed proper by the Trustee which is not inconsistent with such direction, and

(3) subject to the provisions of Section 601, the Trustee shall have the right to decline to follow any such direction if the Trustee in good faith shall, by a Responsible Officer or Officers of the Trustee, determine that the proceeding so directed would involve the Trustee in personal liability.

     If an Event of Default is continuing with respect to all Outstanding Securities, the Holders of a majority in principal amount of all the Outstanding Securities, considered as one class, shall have the right to make such direction, and not the Holders of Securities of any one series.

Section 513.  Waiver of Past Defaults.

     The Holders of not less than a majority in principal amount of the Outstanding Securities of all series with respect to which any default under the Indenture shall have occurred and be continuing (voting as one class) may, on behalf of the Holders of all Securities of all such series, waive such past default under the Indenture and its consequences, except a default

(1) in the payment of the principal of or any premium or interest on any Security of such series, or

(2) in respect of a covenant or provision hereof which under Article Nine cannot be modified or amended without the consent of the Holder of each Outstanding Security of the series affected.

     Upon any such waiver, such default shall cease to exist and be deemed not to have occurred, and any Event of Default arising therefrom shall be deemed to have been cured and not to have occurred, for every purpose of this Indenture; but no such waiver shall extend to any subsequent or other default or impair any right consequent thereon.

Section 514. Undertaking for Costs.

     In any suit for the enforcement of any right or remedy under this Indenture, or in any suit against the Trustee for any action taken, suffered or omitted by it as Trustee, a court may require any party litigant in such suit to file an undertaking to pay the costs, including legal fees and expenses of such suit, and may assess costs against any such party litigant, in the manner and to the extent provided in the Trust Indenture Act; provided that neither this Section nor the Trust Indenture Act shall be deemed to authorize any court to require such an undertaking or to make such an assessment in (i) any suit instituted by the Trustee, (ii) any suit instituted by any Holder, or group of Holders, holding in the aggregate more than 10% in principal amount of the Outstanding Securities of any series, or (iii) any suit instituted by any Holder for the enforcement of the payment of the principal of (or premium, if any) or interest on any Security on or after the respective Stated Maturities expressed in such Security (or, in the case of redemption, on or after the Redemption
Date).

Section 515.  Waiver of Stay or Extension Laws.

     The Corporation covenants (to the extent that it may lawfully do so) that it will not at any time insist upon, or plead, or in any manner whatsoever claim or take the benefit or advantage of, any stay or extension law wherever enacted, now or at any time hereafter in force, which may affect the covenants or the performance of this Indenture; and the Corporation (to the extent that it may lawfully do so) hereby expressly waives all benefit or advantage of any such law and covenants that it will not hinder, delay or impede the execution of any power herein granted to the Trustee, but will suffer and permit the execution of every such power as though no such law had been enacted.

                                   ARTICLE VI.

                                   THE TRUSTEE

Section 601.  Certain Duties and Responsibilities.

     The duties and responsibilities of the Trustee shall be as provided by the Trust Indenture Act. Notwithstanding the foregoing, no provision of this Indenture shall require the Trustee to expend or risk its own funds or otherwise incur any financial liability in the performance of any of its duties hereunder, or in the exercise of any of its rights or powers, if it shall have reasonable grounds for believing that repayment of such funds or adequate indemnity against such risk or liability is not reasonably assured to it. Whether or not therein expressly so provided, every provision of this Indenture relating to the conduct or affecting the liability of or affording protection to the Trustee shall be subject to the provisions of this Section.

Section 602.  Notice of Defaults.

     If a default occurs hereunder with respect to Securities of any series, the Trustee shall give the Holders of Securities of such series notice of such default as and to the extent provided by the Trust Indenture Act; provided, however, that in the case of any default of the character specified in Section 501(4) with respect to Securities of such series, no such notice to Holders shall be given until at least 30 days after the occurrence thereof. For the purpose of this Section, the term "default" means any event which is, or after notice or lapse of time or both would become, an Event of Default with respect to Securities of such series.

Section 603.  Certain Rights of Trustee.

     Subject to the provisions of Section 601:

(1) the Trustee may conclusively rely and shall be fully protected in acting or refraining from acting upon any resolution, certificate, statement, instrument, opinion, report, notice, request, direction, consent, order, bond, debenture, note or other paper or document believed by it to be genuine and to have been signed or presented by the proper party or parties;

(2) any request or direction of the Corporation mentioned herein shall be sufficiently evidenced by a Company Request or Company Order or as otherwise expressly provided herein, and any resolution of the Board of Directors shall be sufficiently evidenced by a Board Resolution;

(3) whenever in the administration of this Indenture the Trustee shall deem it desirable that a matter be proved or established prior to taking, suffering or omitting any action hereunder, the Trustee (unless other evidence be herein specifically prescribed) may, in the absence of bad faith on its part, rely upon an Officer's Certificate;

(4) the Trustee may consult with counsel of its selection and the advice of such counsel or any Opinion of Counsel with respect to legal matters shall be full and complete authorization and protection in respect of any action taken, suffered or omitted by it hereunder in good faith and in reliance thereon;

(5) the Trustee shall be under no obligation to exercise any of the rights or powers vested in it by this Indenture at the request or direction of any of the Holders pursuant to this Indenture, unless such Holders shall have offered to the Trustee reasonable security or indemnity against the costs, expenses and liabilities which might be incurred by it in compliance with such request or direction;

(6) the Trustee shall not be bound to make any investigation into the facts or matters stated in any resolution, certificate, statement, instrument, opinion, report, notice, request, direction, consent, order, bond, debenture, note, other evidence of indebtedness or other paper or document, but the Trustee, in its discretion, may make such further inquiry or investigation into such facts or matters as it may see fit, and, if the Trustee shall determine to make such further inquiry or investigation, it shall be entitled, at reasonable times previously notified to the Corporation, to examine the relevant books, records and premises of the Corporation, personally or by agent or attorney at the sole cost of the Corporation and shall incur no liability or additional liability of any kind by reason of such inquiry or investigation; and

(7) the Trustee may execute any of the trusts or powers hereunder or perform any duties hereunder either directly or by or through agents or attorneys and the Trustee shall not be responsible for any misconduct or negligence on the part of any agent or attorney appointed with due care by it hereunder.

Section 604. Not Responsible for Recitals or Issuance of Securities.

     The recitals contained herein and in the Securities, except the Trustee's certificates of authentication, shall be taken as the statements of the Corporation, and neither the Trustee nor any Authenticating Agent assumes any responsibility for their correctness. The Trustee makes no representations as to the validity or sufficiency of this Indenture or of the Securities. Neither the Trustee nor any Authenticating Agent shall be accountable for the use or application by the Corporation of Securities or the proceeds thereof.

Section 605. May Hold Securities.

     The Trustee, any Authenticating Agent, any Paying Agent, any Security Registrar or any other agent of the Corporation, in its individual or any other capacity, may become the owner or pledgee of Securities and, subject to Sections 608 and 613, may otherwise deal with the Corporation with the same rights it would have if it were not Trustee, Authenticating Agent, Paying Agent, Security Registrar or such other agent.

Section 606.  Money Held in Trust.

     Money held by the Trustee in trust hereunder need not be segregated from other funds except to the extent required by law. The Trustee shall be under no liability for interest on any money received by it hereunder except as otherwise agreed in writing with the Corporation.

Section 607.  Compensation and Reimbursement.

     The Corporation agrees

(1) to pay to the Trustee from time to time such compensation as shall be agreed to in writing between the Corporation and the Trustee for all services rendered by it hereunder (which compensation shall not be limited by any provision of law in regard to the compensation of a trustee of an express trust);

(2) except as otherwise expressly provided herein, to reimburse the Trustee upon its request for all expenses, disbursements and advances incurred or made by the Trustee in accordance with any provision of this Indenture (including the reasonable compensation and the expenses and disbursements of its agents and counsel), except any such expense, disbursement or advance as may be attributable to its negligence, willful misconduct or bad faith; and

(3) to indemnify the Trustee for, and to hold it harmless against, any and all loss, liability, damage, claim or expense, including taxes (other than taxes based on the income of the Trustee) incurred without negligence, willful misconduct or bad faith on its part, arising out of or in connection with the acceptance or administration of the trust or trusts hereunder, including the costs and expenses of defending itself against any claim whether asserted by the Corporation, a Holder or any other Person or liability in connection with the exercise or performance of any of its powers or duties hereunder.

     The Trustee shall have a lien prior to the Securities upon all property and funds held by it hereunder for any amount owing it or any predecessor Trustee pursuant to this Section 607, except with respect to funds held in trust for the benefit of the Holders of particular Securities.

     Without limiting any rights available to the Trustee under applicable law, when the Trustee incurs expenses or renders services in connection with an Event of Default specified in Section 501(5) or Section 501(6), the expenses (including the reasonable charges and expenses of its counsel) and the compensation for the services are intended to constitute expenses of administration under any applicable federal or state bankruptcy, insolvency or other similar law.

     The provisions of this Section shall survive the termination of this Indenture.

Section 608.  Conflicting Interests.

     If the Trustee has or shall acquire a conflicting interest within the meaning of the Trust Indenture Act, the Trustee shall either eliminate such interest or resign, to the extent and in the manner provided by, and subject to the provisions of, the Trust Indenture Act and this Indenture. To the extent permitted by such Act, the Trustee shall not be deemed to have a conflicting interest by virtue of being a trustee under this Indenture with respect to Securities of more than one series.

Section 609.  Corporate Trustee Required; Eligibility.

     There shall at all times be a Trustee hereunder with respect to the Securities of each series, which may be Trustee hereunder for Securities of one or more other series. Each Trustee shall be a Person that is eligible pursuant to the Trust Indenture Act to act as such and has a combined capital and surplus of at least $50,000,000. If any such Person publishes reports of condition at least annually, pursuant to law or to the requirements of its supervising or examining authority, then for the purposes of this Section and to the extent permitted by the Trust Indenture Act, the combined capital and surplus of such Person shall be deemed to be its combined capital and surplus as set forth in its most recent report of condition so published. If at any time the Trustee with respect to the Securities of any series shall cease to be eligible in accordance with the provisions of this Section, it shall resign immediately in the manner and with the effect hereinafter specified in this Article.

Section 610.  Resignation and Removal; Appointment of Successor.

     No resignation or removal of the Trustee and no appointment of a successor Trustee pursuant to this Article shall become effective until the acceptance of appointment by the successor Trustee in accordance with the applicable requirements of Section 611.

     The Trustee may resign at any time with respect to the Securities of one or more series by giving written notice thereof to the Corporation. If the instrument of acceptance by a successor Trustee required by Section 611 shall not have been delivered to the Trustee within 30 days after the giving of such notice of resignation, the resigning Trustee may petition, at the expense of the Corporation, any court of competent jurisdiction for the appointment of a successor Trustee with respect to the Securities of such series.

     The Trustee may be removed at any time with respect to the Securities of any series by Act of the Holders of a majority in principal amount of the Outstanding Securities of such series, delivered to the Trustee and to the Corporation. Upon such removal, the Corporation may petition, at its expense, any court of competent jurisdiction for the appointment of a successor Trustee with respect to the Securities of such series.

     If at any time:

(1) the Trustee shall fail to comply with Section 608 after written request therefor by the Corporation or by any Holder who has been a bona fide Holder of a Security for at least six months, or

(2) the Trustee shall cease to be eligible under Section 609 and shall fail to resign after written request therefor by the Corporation or by any such Holder, or

(3) the Trustee shall become incapable of acting or shall be adjudged a bankrupt or insolvent or a receiver of the Trustee or of its property shall be appointed or any public officer shall take charge or control of the Trustee or of its property or affairs for the purpose of rehabilitation, conservation or liquidation, then, in any such case, (A) the Corporation by a Board Resolution may remove the Trustee with respect to all Securities, or (B) subject to Section 514, any Holder who has been a bona fide Holder of a Security for at least six months may, on behalf of himself and all others similarly situated, petition any court of competent jurisdiction for the removal of the Trustee with respect to all Securities and the appointment of a successor Trustee or Trustees.

     If the Trustee shall resign, be removed or become incapable of acting, or if a vacancy shall occur in the office of Trustee for any cause, with respect to the Securities of one or more series, the Corporation, by a Board Resolution, shall promptly appoint a successor Trustee or Trustees with respect to the Securities of that or those series (it being understood that any such successor Trustee may be appointed with respect to the Securities of one or more or all of such series and that at any time there shall be only one Trustee with respect to the Securities of any particular series) and shall comply with the applicable requirements of Section 611. If, within one year after such resignation, removal or incapability, or the occurrence of such vacancy, a successor Trustee with respect to the Securities of any series shall be appointed by Act of the Holders of a majority in principal amount of the Outstanding Securities of such series delivered to the Corporation and the retiring Trustee, the successor Trustee so appointed shall, forthwith upon its acceptance of such appointment in accordance with the applicable requirements of Section 611, become the successor Trustee with respect to the Securities of such series and to that extent supersede the successor Trustee appointed by the Corporation. If no successor Trustee with respect to the Securities of any series shall have been so appointed by the Corporation or the Holders and accepted appointment in the manner required by
Section 611, any Holder who has been a bona fide Holder of a Security of such series for at least six months may, on behalf of himself and all others similarly situated, petition any court of competent jurisdiction for the appointment of a successor Trustee with respect to the Securities of such series.

     The Corporation shall give notice of each resignation and each removal of the Trustee with respect to the Securities of any series and each appointment of a successor Trustee with respect to the Securities of any series to all Holders of Securities of such series in the manner provided in Section 106. Each notice shall include the name of the successor Trustee with respect to the Securities of such series and the address of its Corporate Trust Office.

Section 611.  Acceptance of Appointment by Successor.

     In case of the appointment hereunder of a successor Trustee with respect to all Securities, every such successor Trustee so appointed shall execute, acknowledge and deliver to the Corporation and to the retiring Trustee an instrument accepting such appointment, and thereupon the resignation or removal of the retiring Trustee shall become effective and such successor Trustee, without any further act, deed or conveyance, shall become vested with all the rights, powers, trusts and duties of the retiring Trustee; but, on the request of the Corporation or the successor Trustee, such retiring Trustee shall, upon payment of its charges, execute and deliver an instrument transferring to such successor Trustee all the rights, powers and trusts of the retiring Trustee and shall duly assign, transfer and deliver to such successor Trustee all property and money held by such retiring Trustee hereunder.

     In case of the appointment hereunder of a successor Trustee with respect to the Securities of one or more (but not all) series, the Corporation, the retiring Trustee and each successor Trustee with respect to the Securities of one or more series shall execute and deliver an indenture supplemental hereto wherein each successor Trustee shall accept such appointment and which (1) shall contain such provisions as shall be necessary or desirable to transfer and confirm to, and to vest in, each successor Trustee all the rights, powers, trusts and duties of the retiring Trustee with respect to the Securities of that or those series to which the appointment of such successor Trustee relates, (2) if the retiring Trustee is not retiring with respect to all Securities, shall contain such provisions as shall be deemed necessary or desirable to confirm that all the rights, powers, trusts and duties of the retiring Trustee with respect to the Securities of that or those series as to which the retiring Trustee is not retiring shall continue to be vested in the retiring Trustee, and
(3) shall add to or change any of the provisions of this Indenture as shall be necessary to provide for or facilitate the administration of the trusts hereunder by more than one Trustee, it being understood that nothing herein or in such supplemental indenture shall constitute such Trustees co-trustees of the same trust and that each such Trustee shall be trustee of a trust or trusts hereunder separate and apart from any trust or trusts hereunder administered by any other such Trustee; and upon the execution and delivery of such supplemental indenture the resignation or removal of the retiring Trustee shall become effective to the extent provided therein and each such successor Trustee, without any further act, deed or conveyance, shall become vested with all the rights, powers, trusts and duties of the retiring Trustee with respect to the Securities of that or those series to which the appointment of such successor Trustee relates; but, on request of the Corporation or any successor Trustee, such retiring Trustee shall duly assign, transfer and deliver to such successor Trustee all property and money held by such retiring Trustee hereunder with respect to the Securities of that or those series to which the appointment of such successor Trustee relates.

     Upon request of any such successor Trustee, the Corporation shall execute any and all instruments for more fully and certainly vesting in and confirming to such successor Trustee all such rights, powers and trusts referred to in the first or second preceding paragraph, as the case may be.

     No successor Trustee shall accept its appointment unless at the time of such acceptance such successor Trustee shall be qualified and eligible under this Article.

Section 612. Merger, Conversion, Consolidation or Succession to Business.

     Any corporation into which the Trustee may be merged or converted or with which it may be consolidated, or any corporation resulting from any merger, conversion or consolidation to which the Trustee shall be a party, or any corporation succeeding to all or substantially all the corporate trust business of the Trustee, shall be the successor of the Trustee hereunder, provided that such corporation shall be otherwise qualified and eligible under this Article, without the execution or filing of any paper or any further act on the part of any of the parties hereto. In case any Securities shall have been authenticated, but not delivered, by the Trustee then in office, any successor by merger, conversion or consolidation to such authenticating Trustee may adopt such authentication and deliver the Securities so authenticated with the same effect as if such successor Trustee had itself authenticated such Securities.

Section 613.  Preferential Collection of Claims Against Corporation.

     If and when the Trustee shall be or become a creditor of the Corporation (or any other obligor upon the Securities), the Trustee shall be subject to the provisions of the Trust Indenture Act regarding the collection of claims against the Corporation (or any such other obligor).

Section 614.  Appointment of Authenticating Agent.

     The Trustee may appoint an Authenticating Agent or Agents acceptable to the Corporation with respect to one or more series of Securities which shall be authorized to act on behalf of the Trustee to authenticate Securities of such series issued upon exchange, registration of transfer or partial redemption thereof or pursuant to Section 306, and Securities so authenticated shall be entitled to the benefits of this Indenture and shall be valid and obligatory for all purposes as if authenticated by the Trustee hereunder. Wherever reference is made in this Indenture to the authentication and delivery of Securities by the Trustee or the Trustee's certificate of authentication, such reference shall be deemed to include authentication and delivery on behalf of the Trustee by an Authenticating Agent and a certificate of authentication executed on behalf of the Trustee by an Authenticating Agent. Each Authenticating Agent shall be acceptable to the Corporation and shall at all times be a corporation organized and doing business under the laws of the United States of America, any State thereof or the District of Columbia, authorized under such laws to act as Authenticating Agent, having a combined capital and surplus of not less than $50,000,000 and subject to supervision or examination by federal or state authority. If such Authenticating Agent publishes reports of condition at least annually, pursuant to law or to the requirements of said supervising or examining authority, then for the purposes of this Section, the combined capital and surplus of such Authenticating Agent shall be deemed to be its combined capital and surplus as set forth in its most recent report of condition so published. If at any time an Authenticating Agent shall cease to be eligible in accordance with the provisions of this Section, such Authenticating Agent shall resign immediately in the manner and with the effect specified in this Section.

     Any corporation into which an Authenticating Agent may be merged or converted or with which it may be consolidated, or any corporation resulting from any merger, conversion or consolidation to which such Authenticating Agent shall be a party, or any corporation succeeding to all or substantially all the corporate agency or corporate trust business of an Authenticating Agent, shall continue to be an Authenticating Agent, provided that such corporation shall be otherwise eligible under this Section, without the execution or filing of any paper or any further act on the part of the Trustee or the Authenticating Agent.

     An Authenticating Agent may resign at any time by giving written notice thereof to the Trustee and to the Corporation. The Trustee may at any time terminate the agency of an Authenticating Agent by giving written notice thereof to such Authenticating Agent and to the Corporation. Upon receiving such a notice of resignation or upon such a termination, or in case at any time such Authenticating Agent shall cease to be eligible in accordance with the provisions of this Section, the Trustee may appoint a successor Authenticating Agent which shall be acceptable to the Corporation and shall give notice of such appointment in the manner provided in Section 106 to all Holders of Securities of the series with respect to which such Authenticating Agent will serve. Any successor Authenticating Agent upon acceptance of its appointment hereunder shall become vested with all the rights, powers and duties of its predecessor hereunder, with like effect as if originally named as an Authenticating Agent. No successor Authenticating Agent shall be appointed unless eligible under the provisions of this Section.

     The Corporation agrees to pay to each Authenticating Agent from time to time reasonable compensation for its services under this Section.

     If an appointment with respect to one or more series is made pursuant to this Section, the Securities of such series may have endorsed thereon, in addition to the Trustee's certificate of authentication, an alternative certificate of authentication in the following form:

     This is one of the Securities of the series designated therein referred to in the within-mentioned Indenture.

                                   Harris Trust and Savings Bank,
                                   As Trustee


                                     By:
                                              As Authenticating Agent


                                     By:
                                              Authorized Signatory

Section 615.  Trustee's Application for Instructions from the Corporation.

     Any application by the Trustee for written instructions from the Corporation may, at the option of the Trustee, set forth in writing any action proposed to be taken or omitted by the Trustee under this Indenture and the date on and/or after which such action shall be taken or such omission shall be effective. The Trustee shall not be liable to the Corporation for any action taken by, or omission of, the Trustee in accordance with a proposal included in such application on or after the date specified in such application (which date shall not be less than three Business Days after the date any officer of the Corporation actually receives such application, unless any such officer shall have consented in writing to any earlier date) unless prior to taking any such action (or the effective date in the case of an omission), the Trustee shall have received written instructions in response to such application specifying the action to be taken or omitted.

                                   ARTICLE VII.

              HOLDERS' LISTS AND REPORTS BY TRUSTEE AND CORPORATION

Section 701.  Corporation to Furnish Trustee Names and Addresses of Holders.

     The Corporation will furnish or cause to be furnished to the Trustee

(1) 15 days after each Regular Record Date, a list, in such form as the Trustee may reasonably require, of the names and addresses of the Holders of Securities of each series as of such Regular Record Date, and

(2) at such other times as the Trustee may request in writing, within 30 days after the receipt by the Corporation of any such request, a list of similar form and content as of a date not more than 15 days prior to the time such list is furnished;

excluding from any such list names and addresses received by the Trustee in its capacity as Security Registrar.

Section 702.  Preservation of Information; Communications to Holders.

     The Trustee shall preserve, in as current a form as is reasonably practicable, the names and addresses of Holders contained in the most recent list furnished to the Trustee as provided in Section 701 and the names and addresses of Holders received by the Trustee in its capacity as Security Registrar. The Trustee may destroy any list furnished to it as provided in
Section 701 upon receipt of a new list so furnished.

     The rights of Holders to communicate with other Holders with respect to their rights under this Indenture or under the Securities, and the corresponding rights and privileges of the Trustee, shall be as provided by the Trust Indenture Act.

     Every Holder of Securities, by receiving and holding the same, agrees with the Corporation and the Trustee that neither the Corporation nor the Trustee nor any agent of either of them shall be held accountable by reason of any disclosure of information as to names and addresses of Holders made pursuant to the Trust Indenture Act.

Section 703.  Reports by Trustee.

     The Trustee shall transmit to Holders such reports concerning the Trustee and its actions under this Indenture as may be required pursuant to the Trust Indenture Act at the times and in the manner provided pursuant thereto. If required by Section 313(a) of the Trust Indenture Act, the Trustee shall, within 60 days after each May 15 following the date of this Indenture, deliver to Holders a brief report, dated as of such May 15, which complies with the provisions of such Section 313(a).

     A copy of each such report shall, at the time of such transmission to Holders, be filed by the Trustee, with each stock exchange upon which any Securities are listed, with the Commission and with the Corporation. The Corporation will promptly notify the Trustee when any Securities are listed on any stock exchange or any delisting thereof.

Section 704.  Reports by Corporation.

     The Corporation shall file with the Trustee and the Commission, and transmit to Holders, such information, documents and other reports, and such summaries thereof, as may be required pursuant to the Trust Indenture Act at the times and in the manner provided pursuant to such Act; provided that any such information, documents or reports required to be filed with the Commission pursuant to Section 13 or 15(d) of the Exchange Act shall be filed with the Trustee within 15 days after the same is so required to be filed with the Commission. Delivery of such reports, information and documents to the Trustee is for informational purposes only and the Trustee's receipt of such shall not constitute constructive notice of any information contained therein or determinable from information contained therein, including the Corporation's compliance with any of its covenants hereunder (as to which the Trustee is entitled to rely exclusively on Officer's Certificates).

                                   ARTICLE VIII.

                  CONSOLIDATION, MERGER, CONVEYANCE OR TRANSFER

Section 801.  Corporation May Consolidate, Etc., Only on Certain Terms.

     The Corporation shall not consolidate with or merge into any other Person or convey, transfer or lease its properties and assets substantially as an entirety to any Person, and no Person shall consolidate with or merge into the Corporation or convey, transfer or lease its properties and assets substantially as an entirety to the Corporation, unless:

(1) in case the Corporation shall consolidate with or merge into another Person or convey, transfer or lease its properties and assets substantially as an entirety to any Person, the Person formed by such consolidation or into which the Corporation is merged or the Person which acquires by conveyance or transfer, or which leases, the properties and assets of the Corporation substantially as an entirety shall be a corporation, partnership, limited liability company or trust organized and existing under the laws of the United States of America or any State thereof or the District of Columbia and shall expressly assume, by an indenture supplemental hereto, executed and delivered to the Trustee, in form satisfactory to the Trustee, the due and punctual payment of the principal of (and premium, if any) and interest on all the Securities and the performance of every covenant of this Indenture on the part of the Corporation to be performed or observed;

(2) immediately after giving effect to such transaction, no Event of Default, and no event which, after notice of lapse of time, or both, would become an Event of Default, shall have occurred and be continuing;

(3) such other conditions as may be specified pursuant to Section 301 with respect to the Securities of any series shall have been satisfied; and

(4) the Corporation shall deliver to the Trustee an Officer's Certificate and an Opinion of Counsel, each stating that such consolidation, merger, conveyance or transfer and, if a supplemental indenture is required in connection with such transaction, such supplemental indenture comply with this Article and that all conditions precedent herein provided for relating to such transaction have been complied with; and the Trustee, subject to
     Section 601, may rely upon such Officer's Certificate and Opinion of Counsel as conclusive evidence that such transaction complies with this
     Section 801.

Section 802. Successor Substituted.

     Upon any consolidation of the Corporation with, or merger of the Corporation into, any other Person or any conveyance or transfer of the properties and assets of the Corporation as an entirety or substantially as an entirety in accordance with Section 801, the successor Person formed by such consolidation or into which the Corporation is merged or to which such conveyance or transfer is made shall succeed to, and be substituted for, and may exercise every right and power of, the Corporation under this Indenture with the same effect as if such successor Person had been named as the Corporation herein, and thereafter the predecessor Person shall be relieved of all obligations and covenants under this Indenture and the Securities.

     Such successor Person may cause to be signed, and may issue either in its own name or in the name of the Corporation, any or all of the Securities issuable hereunder which theretofore shall not have been signed by the Corporation and delivered to the Trustee; and, upon the order of such successor Person instead of the Corporation, and subject to all the terms, conditions and limitations in this Indenture prescribed, the Trustee shall authenticate and shall deliver any Securities which previously shall have been signed and delivered by the officers of the Corporation to the Trustee for authentication pursuant to such provisions and any Securities which such successor Person thereafter shall cause to be signed and delivered to the Trustee on its behalf for the purpose pursuant to such provisions. All the Securities so issued shall in all respects have the same legal rank and benefit under this Indenture as the Securities theretofore or thereafter issued in accordance with the terms of this Indenture as though all of such Securities had been issued at the date of the execution hereof.

     In case of any such consolidation, merger, sale, conveyance or lease, such changes in phraseology and form may be made in the Securities thereafter to be issued as may be appropriate.

                                   ARTICLE IX.

                             SUPPLEMENTAL INDENTURES

Section 901.  Supplemental Indentures Without Consent of Holders.

     Without the consent of any Holders, the Corporation, when authorized by a Board Resolution, and the Trustee, at any time and from time to time, may enter into one or more indentures supplemental hereto, in form reasonably satisfactory to the Trustee, for any of the following purposes:

(1) to evidence the succession of another Person to the Corporation and the assumption by any such successor of the covenants of the Corporation herein and in the Securities; or

(2) to add to the covenants of the Corporation for the benefit of the Holders of all or any series of Securities (and if such covenants are to be for the benefit of less than all series of Securities, stating that such covenants are expressly being included solely for the benefit of such series) or to surrender any right or power herein conferred upon the Corporation; or

(3) to add any additional Events of Default for the benefit of the Holders of all or any series of Securities (and if such additional Events of Default are to be for the benefit of less than all series of Securities, stating that such additional Events of Default are expressly being included solely for the benefit of such series); or

(4) to add to or change any of the provisions of this Indenture to such extent as shall be necessary to permit or facilitate the issuance of Securities in bearer form, registrable or not registrable as to principal, and with or without interest coupons, or to facilitate the issuance of Securities in uncertificated form; or

(5) to add to, change or eliminate any of the provisions of this Indenture in respect of one or more series of Securities; provided that any such addition, change or elimination (A) shall neither (i) apply to any Security of any series created prior to the execution of such supplemental indenture and entitled to the benefit of such provision nor (ii) modify the rights of the Holder of any such Security with respect to such provision or (B) shall become effective only when there is no such Security Outstanding; or

(6)  to secure the Securities; or

(7) to establish the form or terms of Securities of any series as permitted by Sections 201 and 301; or

(8) to evidence and provide for the acceptance of appointment hereunder by a successor Trustee with respect to the Securities of one or more series and to add to or change any of the provisions of this Indenture as shall be necessary to provide for or facilitate the administration of the trusts hereunder by more than one Trustee, pursuant to the requirements of Section 611; or

(9) to cure any ambiguity, to correct or supplement any provision herein which may be defective or inconsistent with any other provision herein, or to make any other provisions with respect to matters or questions arising under this Indenture; provided that such action pursuant to this Clause (9) shall not adversely affect the interests of the Holders of Securities of any series in any material respect.

Section 902. Supplemental Indentures With Consent of Holders.

     With the consent of the Holders of not less than a majority in principal amount of the Outstanding Securities of all series affected by such supplemental indenture (voting as one class), by Act of said Holders delivered to the Corporation and the Trustee, the Corporation, when authorized by a Board Resolution, and the Trustee may enter into an indenture or indentures supplemental hereto for the purpose of adding any provisions to or changing in any manner or eliminating any of the provisions of this Indenture or of any supplemental indenture, or modifying in any manner the rights of the Holders of Securities under this Indenture; provided, however, that no such supplemental indenture shall, without the consent of the Holder of each Outstanding Security affected thereby,

(1) change the Stated Maturity of the principal of, or any installment of principal of or interest on, any Security (other than pursuant to the terms of such Security), or reduce the principal amount thereof or the rate of interest thereon or any premium payable upon the redemption thereof, or reduce the amount of the principal of an Original Issue Discount Security or any other Security which would be due and payable upon a declaration of acceleration of the Maturity thereof pursuant to Section 502 or change the coin or currency in which any Security or any premium or interest thereon is payable, or impair the right to institute suit for the enforcement of any such payment on or after the Stated Maturity thereof (or, in the case of redemption, on or after the Redemption Date), or

(2) reduce the percentage in principal amount of the Outstanding Securities of any series, the consent of whose Holders is required for any such supplemental indenture, or the consent of whose Holders is required for any waiver (of compliance with certain provisions of this Indenture or certain defaults hereunder and their consequences) provided for in this Indenture, or

(3) modify any of the provisions of this Section, Section 513 or Section 1006, except to increase any such percentage or to provide that certain other provisions of this Indenture cannot be modified or waived without the consent of the Holder of each Outstanding Security affected thereby; provided, however, that this clause shall not be deemed to require the consent of any Holder with respect to changes in the references to "the Trustee" and concomitant changes in this Section and Section 1006, or the deletion of this proviso, in accordance with the requirements of Sections 611 and 901(8).

     A supplemental indenture which changes or eliminates any covenant or other provision of this Indenture which has expressly been included solely for the benefit of one or more particular series of Securities, or which modifies the rights of the Holders of Securities of such series with respect to such covenant or other provision, shall be deemed not to affect the rights under this Indenture of the Holders of Securities of any other series.

     It shall not be necessary for any Act of Holders under this Section to approve the particular form of any proposed supplemental indenture, but it shall be sufficient if such Act shall approve the substance thereof.

Section 903.  Execution of Supplemental Indentures.

     In executing, or accepting the additional trusts created by, any supplemental indenture permitted by this Article or the modifications thereby of the trusts created by this Indenture, the Trustee shall be entitled to receive, and (subject to Section 601) shall be fully protected in relying upon, an Opinion of Counsel stating that the execution of such supplemental indenture is authorized or permitted by this Indenture. The Trustee may, but shall not be obligated to, enter into any such supplemental indenture which affects the Trustee's own rights, duties or immunities under this Indenture or otherwise.

Section 904. Effect of Supplemental Indentures.

     Upon the execution of any supplemental indenture under this Article, this Indenture shall be modified in accordance therewith, and such supplemental indenture shall form a part of this Indenture for all purposes; and every Holder of Securities theretofore or thereafter authenticated and delivered hereunder shall be bound thereby.

Section 905. Conformity with Trust Indenture Act.

     Every supplemental indenture executed pursuant to this Article shall conform to the requirements of the Trust Indenture Act.

Section 906. Reference in Securities to Supplemental Indentures.

     Securities of any series authenticated and delivered after the execution of any supplemental indenture pursuant to this Article may, and shall if required by the Trustee, bear a notation in form approved by the Trustee as to any matter provided for in such supplemental indenture. If the Corporation shall so determine, new Securities of any series so modified as to conform, in the opinion of the Trustee and the Corporation, to any such supplemental indenture may be prepared and executed by the Corporation and authenticated and delivered by the Trustee in exchange for Outstanding Securities of such series.

                                   ARTICLE X.

                                    COVENANTS

Section 1001. Payment of Principal, Premium and Interest.

     The Corporation covenants and agrees for the benefit of each series of Securities that it will duly and punctually pay the principal of and any premium and interest on the Securities of that series in accordance with the terms of the Securities and this Indenture.

Section 1002. Maintenance of Office or Agency.

     The Corporation will maintain in each Place of Payment for any series of Securities an office or agency where Securities of that series may be presented or surrendered for payment, where Securities of that series may be surrendered for registration of transfer or exchange and where notices and demands to or upon the Corporation in respect of the Securities of that series and this Indenture may be served. The Corporation will give prompt written notice to the Trustee of the location, and any change in the location, of such office or agency. If at any time the Corporation shall fail to maintain any such required office or agency or shall fail to furnish the Trustee with the address thereof, such presentations, surrenders, notices and demands may be made or served at the Corporate Trust Office of the Trustee, and the Corporation hereby appoints the Trustee as its agent to receive all such presentations, surrenders, notices and demands.

     The Corporation may also from time to time designate one or more other offices or agencies where the Securities of one or more series may be presented or surrendered for any or all such purposes and may from time to time rescind such designations; provided, however, that no such designation or rescission shall in any manner relieve the Corporation of its obligation to maintain an office or agency in each Place of Payment for Securities of any series for such purposes. The Corporation will give prompt written notice to the Trustee of any such designation or rescission and of any change in the location of any such other office or agency.

Section 1003. Money for Securities Payments to Be Held in Trust.

     If the Corporation shall at any time act as its own Paying Agent with respect to any series of Securities, it will, on or before each due date of the principal of or any premium or interest on any of the Securities of that series, segregate and hold in trust for the benefit of the Persons entitled thereto a sum sufficient to pay the principal and any premium and interest so becoming due until such sums shall be paid to such Persons or otherwise disposed of as herein provided and will promptly notify the Trustee of its action or failure so to act.

     Whenever the Corporation shall have one or more Paying Agents for any series of Securities, it will, on or prior to each due date of the principal of or any premium or interest on any Securities of that series, deposit with a Paying Agent a sum sufficient to pay such amount, such sum to be held as provided by the Trust Indenture Act, and (unless such Paying Agent is the Trustee) the Corporation will promptly notify the Trustee of its action or failure so to act.

     The Corporation will cause each Paying Agent for any series of Securities other than the Trustee to execute and deliver to the Trustee an instrument in which such Paying Agent shall agree with the Trustee, subject to the provisions of this Section, that such Paying Agent will (1) hold all sums held by it for the payment of the principal of (and premium, if any) or interest on Securities in trust for the benefit of the Persons entitled thereto until such sums shall be paid to such Persons or otherwise disposed of as herein provided, (2) give the Trustee notice of any default by the Corporation (or any other obligor upon the Securities) in the making of any payment of principal (and premium, if any) or interest, (3) comply with the provisions of the Trust Indenture Act applicable to it as a Paying Agent and (4) during the continuance of any default by the Corporation (or any other obligor upon the Securities of that series) in the making of any payment in respect of the Securities of that series, upon the written request of the Trustee, forthwith pay to the Trustee all sums held in trust by such- Paying Agent for payment in respect of the Securities of that series.

     The Corporation may at any time, for the purpose of obtaining the satisfaction and discharge of this Indenture or for any other purpose, pay, or by Company Order direct any Paying Agent to pay, to the Trustee all sums held in trust hereunder by the Corporation or such Paying Agent, such sums to be held by the Trustee upon the same trusts as those upon which such sums were held by the Corporation or such Paying Agent; and, upon such payment by any Paying Agent to the Trustee, such Paying Agent shall be released from all further liability with respect to such money.

     Any money deposited with the Trustee or any Paying Agent, or then held by the Corporation, in trust for the payment of the principal of or any premium or interest on any Security of any series and remaining unclaimed for two years after such principal, premium or interest has become due and payable shall be paid to the Corporation on Company Request, or (if then held by the Corporation) shall be discharged from such trust; and the Holder of such Security shall thereafter, as an unsecured general creditor, look only to the Corporation for payment thereof, and all liability of the Trustee or such Paying Agent with respect to such trust money, and all liability of the Corporation as trustee thereof, shall thereupon cease; provided, however, that the Trustee or such Paying Agent, before being required to make any such repayment, may at the expense of the Corporation cause to be published once, in a newspaper published in the English language, customarily published on each Business Day and of general circulation in the Borough of Manhattan, The City of New York, New York, notice that such money remains unclaimed and that, after a date specified therein, which shall not be less than 30 days from the date of such publication, any unclaimed balance of such money then remaining will be repaid to the Corporation.

Section 1004. Corporate Existence.

     Subject to Article Eight, the Corporation will do or cause to be done all things necessary to preserve and keep in full force and effect its corporate existence, rights (charter and statutory) and franchises.

Section 1005. Statement by Officers as to Default.

     The Corporation will deliver to the Trustee, on or before October 15 of each calendar year or on or before such other day in each calendar year as the Corporation and the Trustee may from time to time agree upon, an Officer's Certificate, stating whether or not to the best knowledge of the signers thereof the Corporation is in default in the performance and observance of any of the terms, provisions and conditions of this Indenture (without regard to any period of grace or requirement of notice provided hereunder) and, if the Corporation shall be in default, specifying all such defaults and the nature and status thereof of which they may have knowledge.

Section 1006. Waiver of Certain Covenants.

     Except as otherwise specified as contemplated by Section 301 for Securities of such series, the Corporation may, with respect to the Securities of any series, omit in any particular instance to comply with any term, provision or condition set forth in any covenant provided pursuant to Section 301(19), 901(2) or 901(7) for the benefit of the Holders of such series if before the time for such compliance the Holders of not less than a majority in principal amount of the Outstanding Securities of such series shall, by Act of such Holders, either waive such compliance in such instance or generally waive compliance with such term, provision or condition, but no such waiver shall extend to or affect such term, provision or condition except to the extent so expressly waived, and, until such waiver shall become effective, the obligations of the Corporation and the duties of the Trustee in respect of any such term, provision or condition shall remain in full force and effect.

Section 1007. Calculation of Original Issue Discount.

     The Corporation shall file with the Trustee promptly at the end of each calendar year (i) a written notice specifying the amount of original issue discount (including daily rates and accrual periods) accrued on Outstanding Securities as of the end of such year and (ii) such other specific information relating to such original issue discount as may then be relevant under the Internal Revenue Code of 1986, as amended from time to time.

                                   ARTICLE 10.

                            REDEMPTION OF SECURITIES

Section 1101. Applicability of Article.

     Securities of any series which are redeemable before their Stated Maturity shall be redeemable in accordance with their terms and (except as otherwise specified as contemplated by Section 301 for such Securities) in accordance with this Article.

Section 1102. Election to Redeem; Notice to Trustee.

     The election of the Corporation to redeem any Securities shall be evidenced by a Board Resolution or in another manner specified as contemplated by Section 301 for such Securities. In case of any redemption at the election of the

Corporation, the Corporation shall, at least 45 days prior to the Redemption Date fixed by the Corporation (unless a shorter notice shall be satisfactory to the Trustee), notify the Trustee of such Redemption Date, of the principal amount of Securities of such series to be redeemed and, if applicable, of the tenor of the Securities to be redeemed. In the case of any redemption of Securities (A) prior to the expiration of any restriction on such redemption provided in the terms of such Securities or elsewhere in this Indenture, or (B) pursuant to an election of the Corporation which is subject to a condition specified in the terms of such Securities or elsewhere in this Indenture, the Corporation shall furnish the Trustee with an Officer's Certificate evidencing compliance with such restriction or condition.

Section 1103. Selection by Trustee of Securities to Be Redeemed.

     If less than all the Securities of any series are to be redeemed (unless all the Securities of such series and of a specified tenor are to be redeemed or unless such redemption affects only a single Security), the particular Securities to be redeemed shall be selected not more than 60 days prior to the Redemption Date by the Trustee, from the Outstanding Securities of such series not previously called for redemption, by such method as the Trustee shall deem fair and appropriate and which may provide for the selection for redemption of a portion of the principal amount of any Security of such series; provided that the unredeemed portion of the principal amount of any Security shall be in an authorized denomination (which shall not be less than the minimum authorized denomination) for such Security. If less than all the Securities of such series and of a specified tenor are to be redeemed (unless such redemption affects only a single Security), the particular Securities to be redeemed shall be selected not more than 60 days prior to the Redemption Date by the Trustee, from the Outstanding Securities of such series and specified tenor not previously called for redemption in accordance with the preceding sentence.

     The Trustee shall promptly notify the Corporation in writing of the Securities selected for redemption as aforesaid and, in the case of any Securities selected for partial redemption as aforesaid, the principal amount thereof to be redeemed.

     The provisions of the two preceding paragraphs shall not apply with respect to any redemption affecting only a single Security, whether such Security is to be redeemed in whole or in part. In the case of any such redemption in part, the unredeemed portion of the principal amount of the Security shall be in an authorized denomination (which shall not be less than the minimum authorized denomination) for such Security.

     For all purposes of this Indenture, unless the context otherwise requires, all provisions relating to the redemption of Securities shall relate, in the case of any Securities redeemed or to be redeemed only in part, to the portion of the principal amount of such Securities which has been or is to be redeemed.

Section 1104. Notice of Redemption.

     Notice of redemption shall be given by first-class mail, postage prepaid, mailed not less than 30 nor more than 60 days prior to the Redemption Date, to each Holder of Securities to be redeemed, at his address appearing in the Security Register.

     All notices of redemption shall identify the Securities to be redeemed (including CUSIP number(s)) and shall state:

(1)  the Redemption Date;

(2)  the Redemption Price;

(3) if less than all the Outstanding Securities of any series and of a specified tenor consisting of more than a single Security are to be redeemed, the identification (and, in the case of partial redemption of any such Securities, the principal amounts) of the particular Securities to be redeemed and, if less than all the Outstanding Securities of any series and of a specified tenor consisting of a single Security are to be redeemed, the principal amount of the particular Security to be redeemed;

(4) that on the Redemption Date the Redemption Price, together with accrued interest, if any, to the Redemption Date, will become due and payable upon each such Security to be redeemed and, if applicable, that interest thereon will cease to accrue on and after said date;

(5) the place or places where each such Security is to be surrendered for payment of the Redemption Price and accrued interest, if any, unless it shall have been specified as contemplated by Section 301 with respect to such Securities that such surrender shall not be required;

(6)  that the redemption is for a sinking fund, if such is the case; and

(7)  such other matters as the Corporation shall deem desirable or appropriate.

     Unless otherwise specified with respect to any Securities in accordance with Section 301, with respect to any redemption of Securities at the election of the Corporation, unless, upon the giving of notice of such redemption, Defeasance shall have been effected with respect to such Securities pursuant to
Section 1302, such notice may state that such redemption shall be conditional upon the receipt by the Trustee or the Paying Agent(s) for such Securities, on or prior to the date fixed for such redemption, of money sufficient to pay the principal of and any premium and interest on such Securities and that if such money shall not have been so received such notice shall be of no force or effect and the Corporation shall not be required to redeem such Securities. In the event that such notice of redemption contains such a condition and such money is not so received, the redemption shall not be made and within a reasonable time thereafter notice shall be given, in the manner in which the notice of redemption was given, that such money was not so received and such redemption was not required to be made, and the Trustee or Paying Agent(s) for the Securities otherwise to have been redeemed shall promptly return to the Holders thereof any of such Securities which had been surrendered for payment upon such redemption.

     Notice of redemption of Securities to be redeemed at the election of the Corporation, and any notice of non-satisfaction of redemption as aforesaid, shall be given by the Corporation or, at the Corporation's request, by the Trustee in the name and at the expense of the Corporation. Subject to the preceding paragraph, any such notice of redemption shall be irrevocable.

Section 1105. Deposit of Redemption Price.

     On or prior to the Redemption Date specified in the notice of redemption given as provided in Section 1104, the Corporation will deposit with the Trustee or with one or more Paying Agents (or if the Corporation is acting as its own Paying Agent, the Corporation will segregate and hold in trust as provided in
Section 1003) an amount of money sufficient to pay the Redemption Price of; and any accrued interest on, all the Securities which are to be redeemed on that date.

Section 1106. Securities Payable on Redemption Date.

     Notice of redemption having been given as aforesaid, and the conditions, if any, set forth in such notice having been satisfied, the Securities or portions thereof so to be redeemed shall, on the Redemption Date, become due and payable at the Redemption Price therein specified, and from and after such date (unless, in the case of an unconditional notice of redemption, the Corporation shall default in the payment of the Redemption Price and accrued interest, if any) such Securities or portions thereof, if interest-bearing, shall cease to bear interest. Upon surrender of any such Security for redemption in accordance with said notice, such Security or portion thereof shall be paid by the Corporation at the Redemption Price, together with accrued interest, if any, to the Redemption Date; provided, however, that no such surrender shall be a condition to such payment if so specified as contemplated by Section 301 with respect to such Security, and provided further that, unless otherwise specified as contemplated by Section 301, installments of interest whose Stated Maturity is on or prior to the Redemption Date will be payable to the Holders of such Securities, or one or more Predecessor Securities, registered as such at the close of business on the relevant Record Dates according to their terms and the provisions of Section 307.

     If any Security called for redemption shall not be so paid upon surrender thereof for redemption, the principal and any premium shall, until paid, bear interest from the Redemption Date at the rate prescribed therefor in the Security.

Section 1107. Securities Redeemed in Part.

     Any Security which is to be redeemed only in part shall be surrendered at a Place of Payment therefor (with, if the Corporation or the Trustee so requires, due endorsement by, or a written instrument of transfer in form satisfactory to the Corporation and the Trustee duly executed by, the Holder thereof or his attorney duly authorized in writing), and the Corporation shall execute, and the Trustee shall authenticate and deliver to the Holder of such Security without service charge, a new Security or Securities of the same series and of like tenor, of any authorized denomination as requested by such Holder, in aggregate principal amount equal to and in exchange for the unredeemed portion of the principal of the Security so surrendered.

                                   ARTICLE XII.

                                  SINKING FUNDS

Section 1201. Applicability of Article.

     The provisions of this Article shall be applicable to any sinking fund for the retirement of Securities of any series except as otherwise specified as contemplated by Section 301 for such Securities.

     The minimum amount of any sinking fund payment provided for by the terms of any Securities is herein referred to as a "mandatory sinking fund payment," and any payment in excess of such minimum amount provided for by the terms of such Securities is herein referred to as an "optional sinking fund payment." If provided for by the terms of any Securities, the cash amount of any sinking fund payment may be subject to reduction as provided in Section 1202. Each sinking fund payment shall be applied to the redemption of Securities as provided for by the terms of such Securities.

Section 1202. Satisfaction of Sinking Fund Payments with Securities.

     The Corporation (1) may deliver Outstanding Securities of a series (other than any previously called for redemption) and (2) may apply as a credit Securities of a series which have been redeemed either at the election of the Corporation pursuant to the terms of such Securities or through the application of permitted optional sinking fund payments pursuant to the terms of such Securities, in each case in satisfaction of all or any part of any sinking fund payment with respect to any Securities of such series required to be made pursuant to the terms of such Securities as and to the extent provided for by the terms of such Securities; provided that the Securities to be so credited have not been previously so credited. The Securities to be so credited shall be received and credited for such purpose by the Trustee at the Redemption Price, as specified in the Securities so to be redeemed, for redemption through operation of the sinking fund and the amount of such sinking fund payment shall be reduced accordingly.

Section 1203. Redemption of Securities for Sinking Fund.

     Not less than 45 days prior to each sinking fund payment date for any Securities, the Corporation will deliver to the Trustee an Officer's Certificate specifying the amount of the next ensuing sinking fund payment for such Securities pursuant to the terms of such Securities, the portion thereof, if any, which is to be satisfied by payment of cash and the portion thereof, if any, which is to be satisfied by delivering and crediting Securities pursuant to
Section 1202 and stating the basis for such credit and that such Securities have not been previously so credited and will also deliver to the Trustee any Securities to be so delivered. Not less than 30 days prior to each such sinking fund payment date, the Trustee shall select the Securities to be redeemed upon such sinking fund payment date in the manner specified in Section 1103 and cause notice of the redemption thereof to be given in the name of and at the expense of the Corporation in the manner provided in Section 1104. Such notice having been duly given, the redemption of such Securities shall be made upon the terms and in the manner stated in Sections 1105 and 1106.

                                   ARTICLE XIII.

                       DEFEASANCE AND COVENANT DEFEASANCE

Section 1301. Applicability of Article.

     Unless, pursuant to Section 301, provision is made that either or both of
(A) defeasance of any Securities or any series of Securities under Section 1302 and (B) covenant defeasance of any Securities or any series of Securities under
Section 1303 shall not apply to such Securities of a series, then the provisions of either or both of Sections 1302 and Section 1303, as the case may be, together with Sections 1304 and 1305, shall be applicable to the Outstanding Securities of such series upon compliance with the conditions set forth below in this Article.

Section 1302. Defeasance and Discharge.

     The Corporation may cause itself to be discharged from its obligations with respect to any Securities or any series of Securities on and after the date the conditions set forth in Section 1304 are satisfied (hereinafter called "Defeasance"). For this purpose, such Defeasance means that the Corporation shall be deemed to have paid and discharged the entire indebtedness represented by such Securities and to have satisfied all its other obligations under such Securities and this Indenture insofar as such Securities are concerned (and the Trustee, at the expense of the Corporation, shall execute proper instruments acknowledging the same), subject to the following which shall survive until otherwise terminated or discharged hereunder: (1) the rights of Holders of such Securities to receive, solely from the trust fund described in Section 1304 and as more fully set forth in such Section, payments in respect of the principal of and any premium and interest on such Securities when payments are due, (2) the Corporation's obligations with respect to such Securities under Sections 304, 305, 306, 1002 and 1003 and with respect to the Trustee under Section 607, (3) the rights, powers, trusts, duties and immunities of the Trustee hereunder and
(4) this Article. Subject to compliance with this Article, Defeasance with respect to any Securities or any series of Securities by the Corporation is permitted under this Section 1302 notwithstanding the prior exercise by the Corporation of its rights under Section 1303 with respect to such Securities. Following a Defeasance, payment of such Securities may not be accelerated because of an Event of Default.

Section 1303.  Covenant Defeasance.

     The Corporation may cause itself to be released from its obligations under any covenants provided pursuant to Section 301(19), 901(2), 901(6) or 901(7) with respect to any Securities or any series of Securities for the benefit of the Holders of such Securities and the occurrence of any event specified in Sections 501(4) (with respect to any such covenants provided pursuant to Section 301(19), 901(2), 901(6) or 901(7)) or 501(7) shall be deemed not to be or result in an Event of Default with respect to such Securities as provided in this Section, in each case on and after the date the conditions set forth in Section 1304 are satisfied (hereinafter called "Covenant Defeasance"). For this purpose, such Covenant Defeasance means that, with respect to such Securities, the Corporation may omit to comply with and shall have no liability in respect of any term, condition or limitation set forth in any such specified Section (to the extent so specified in the case of Section 501(4)), whether directly or indirectly by reason of any reference elsewhere herein to any such Section or by reason of any reference in any such Section to any other provision herein or in any other document, but the remainder of this Indenture and such Securities shall be unaffected thereby.

Section 1304. Conditions to Defeasance or Covenant Defeasance.

     The following shall be the conditions to the application of Section 1302 or
Section 1303 to any Securities or any series of Securities, as the case may be:

(1) The Corporation shall irrevocably have deposited or caused to be deposited with the Trustee as trust funds in trust for the purpose of making the following payments, specifically pledged as security for, and dedicated solely to, the benefit of the Holders of such Securities, (A) money in an amount, or (B) Government Obligations which through the scheduled payment of principal and interest in respect thereof in accordance with their terms will provide, not later than the due date of any payment, money in an amount, or (C) a combination thereof, sufficient, in the case of (B) or
     (C), in the opinion of a nationally recognized firm of independent public accountants expressed in a written certification thereof delivered to the Trustee, to pay and discharge, and which shall be applied by the Trustee to pay and discharge, the principal of and any premium and interest on such Securities on the respective Stated Maturities or on any Redemption Date established pursuant to Clause (3) below, in accordance with the terms of this Indenture and such Securities. As used herein, "Government Obligation" means (x) any security which is (i) a direct obligation of the United States of America or the government which issued the foreign currency in which such Securities are payable, for the payment of which its full faith and credit is pledged or (ii) an obligation of a Person controlled or supervised by and acting as an agency or instrumentality of the United States of America or such government which issued the foreign currency in which such Securities are payable, the payment of which is unconditionally guaranteed as a full faith and credit obligation by the United States of America or such other government, which, in either case (i) or (ii), is not callable or redeemable at the option of the issuer thereof, and (y) any depositary receipt issued by a bank (as defined in Section 3(a)(2) of the Securities Act) as custodian with respect to any Government Obligation which is specified in clause (x) above and held by such bank for the account of the holder of such depositary receipt, or with respect to any specific payment of principal of or interest on any Government Obligation which is so specified and held, provided that (except as required by law) such custodian is not authorized to make any deduction from the amount payable to the holder of such depositary receipt from any amount received by the custodian in respect of the Government Obligation or the specific payment of principal or interest evidenced by such depositary receipt.

(2) No event which is, or after notice or lapse of time or both would become, an Event of Default with respect to such Securities or any other Securities shall have occurred and be continuing at the time of such deposit or, with regard to any such event specified in Sections 501(5) and (6), at any time on or prior to the 90th day after the date of such deposit (it being understood that this condition shall not be deemed satisfied until after such 90th day).

(3) If the Securities are to be redeemed prior to Stated Maturity (other than from mandatory sinking fund payments or analogous payments), notice of such redemption shall have been duly given pursuant to this Indenture or provision therefor satisfactory to the Trustee shall have been made.

(4) The Corporation shall have delivered to the Trustee an Officer's Certificate and an Opinion of Counsel, each stating that all conditions precedent with respect to such Defeasance or Covenant Defeasance have been complied with.

Section 1305. Deposited Money and Government Obligations to Be Held in Trust;
              Miscellaneous Provisions.

     Subject to the provisions of the last paragraph of Section 1003, all money and Government Obligations (including the proceeds thereof) deposited with the Trustee pursuant to Section 1304 in respect of any Securities shall be held in trust and applied by the Trustee, in accordance with the provisions of such Securities and this Indenture, to the payment, either directly or through any such Paying Agent (including the Corporation acting as its own Paying Agent) as the Trustee may determine, to the Holders of such Securities, of all sums due and to become due thereon in respect of principal and any premium and interest, but money so held in trust need not be segregated from other funds except to the extent required by law.

     The Corporation shall pay and indemnify the Trustee against any tax, fee or other charge imposed on or assessed against the Government Obligations deposited pursuant to Section 1304 or the principal and interest received in respect thereof other than any such tax, fee or other charge which by law is for the account of the Holders of Outstanding Securities.

     Anything in this Article to the contrary notwithstanding, the Trustee shall deliver or pay to the Corporation from time to time upon Company Request any money or Government Obligations held by it as provided in Section 1304 with respect to any Securities which, in the opinion of a nationally recognized firm of independent public accountants expressed in a written certification thereof delivered to the Trustee, are in excess of the amount thereof which would then be required to be deposited to effect the Defeasance or Covenant Defeasance, as the case may be, with respect to such Securities.

                                   ARTICLE XIV.

                           IMMUNITY OF INCORPORATORS,
                      STOCKHOLDERS, OFFICERS AND DIRECTORS

Section 1401. Indenture and Securities Solely Corporate Obligations.

     No recourse for the payment of the principal of or any premium or interest on any Security, or for any claim based thereon or otherwise in respect thereof, and no recourse under or upon any obligation, covenant or agreement of the Corporation in this Indenture or in any supplemental indenture, or in any Security, or because of the creation of any indebtedness represented thereby, shall be had against any incorporator, stockholder, officer or director, as such, past, present or future, of the Corporation or of any successor corporation, either directly or through the Corporation or any successor corporation, whether by virtue of any constitution, statute or rule of law, or by the enforcement of any assessment or penalty or otherwise; it being expressly understood that all such liability is hereby expressly waived and released as a condition of, and as a consideration for, the execution of this Indenture and the issue of the Securities.

     This instrument may be executed in any number of counterparts, each of which so executed shall be deemed to be an original, but all such counterparts shall together constitute but one and the same instrument.

     In Witness Whereof, the parties hereto have caused this Indenture to be duly executed, and their respective corporate seals to be hereunto affixed and attested, all as of the day and year first above written.

                                               EDISON INTERNATIONAL


                                               By Mary C. Simpson
                                                  -------------------------
                                                  Name: Mary C. Simpson
                                                  Title: Assistant Treasurer
Attest:

Kenneth S. Stewart
--------------------------
Kenneth S. Stewart

                                   HARRIS TRUST AND SAVINGS BANK,
                                   as Trustee


                                   By: J. L. Bartolini
                                       ----------------------------
                                       J. L. Bartolini
                                       Authorized Signatory

Attest:

C. Potter
---------------------------
C. Potter




                              EDISON INTERNATIONAL

                                       TO

                         HARRIS TRUST AND SAVINGS BANK,
                                   AS TRUSTEE



                          SUPPLEMENTAL INDENTURE NO. 1



                         Dated as of September 28, 1999



                                  $750,000,000

                              6-7/8% Notes Due 2004

                              EDISON INTERNATIONAL

                                  $750,000,000

                              6-7/8% Notes Due 2004

                          SUPPLEMENTAL INDENTURE NO. 1


     SUPPLEMENTAL INDENTURE No. 1, dated as of September 28, 1999, between Edison International, a California corporation (the "Corporation"), and Harris Trust and Savings Bank, an Illinois banking corporation, as Trustee (the "Trustee").


                                    RECITALS

     The Corporation and the Trustee have heretofore executed a Senior Indenture, dated as of September 28, 1999 (the "Senior Indenture"), providing for the issuance from time to time of series of the Corporation's Securities.

     Section 301 of the Senior Indenture provides for various matters with respect to any series of Securities issued under the Senior Indenture to be established in an indenture supplemental to the Senior Indenture.

     Section 901 of the Senior Indenture provides for the Corporation and the Trustee to enter into an indenture supplemental to the Senior Indenture to establish the form or terms of Securities of any series as provided by Sections 201 or 301 of the Senior Indenture.

     For and in consideration of the premises and the issuance of the series of Securities provided for herein, it is mutually covenanted and agreed, for the equal and proportionate benefit of the Holders of the Securities of such series, as follows:

                                   ARTICLE 1

                       RELATION TO INDENTURE; DEFINITIONS

     Section 1.1. This Supplemental Indenture No. 1 constitutes an integral part of the Senior Indenture.

     Section 1.2. For all purposes of this Supplemental Indenture No. 1, except as otherwise expressly provided or unless the context otherwise requires:

     (1) capitalized terms used herein without definition will have the meanings specified in the Senior Indenture;

     (2) the terms defined in this Article have the meanings assigned to them in this Article and include the plural as well as the singular;

     (3) all other terms used herein which are defined in the Trust Indenture Act, either directly or by reference therein, have the meanings assigned to them therein;

     (4) all accounting terms not otherwise defined herein have the meanings assigned to them in accordance with generally accepted accounting principles, and, except as otherwise herein expressly provided, the term "generally accepted accounting principles" with respect to any computation required or permitted hereunder shall mean such accounting principles as are generally accepted in the United States of America;

     (5) unless the context otherwise requires, any reference to an "Article" or a "Section" refers to an Article or a Section, as the case may be, of this Supplemental Indenture No. 1; and

     (6) the words "herein," "hereof," "hereunder" and other words of similar import refer to this Supplemental Indenture No. 1 as a whole and not to any particular Article, Section or other subdivision.

     (7) Specific Definitions:

(a) "Adjusted Treasury Rate" means, with respect to any redemption date, the rate per year equal to the semi-annual equivalent yield to maturity of the Comparable Treasury Issue, assuming a price for the Comparable Treasury Issue (expressed as a percentage of its principal amount) equal to the Comparable Treasury Price for that redemption date.

(b) "Comparable Treasury Issue" means the United States Treasury security selected by the Quotation Agent as having a maturity comparable to the remaining term of the Notes that would be utilized, at the time of selection and in accordance with customary financial practice, in pricing new issues of corporate debt securities of comparable maturity to the remaining term of the Notes.

(c) "Comparable Treasury Price" means, with respect to any redemption date (i) the average of the Reference Treasury Dealer Quotations for that redemption date, after excluding the highest and lowest of the Reference Treasury Dealer Quotations, or (ii) if the Trustee obtains fewer than three Reference Treasury Dealer Quotations, the average of all Reference Treasury Dealer Quotations so received.

(d) "Interest Payment Date" shall have the meaning specified in Section 2.4 hereof.

(e)  "Notes" shall have the meaning specified in Section 2.1 hereof.

(f) "Quotation Agent" means the Reference Treasury Dealer appointed by the Corporation.

(g) "Reference Treasury Dealer" means (i) each of Salomon Smith Barney Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC and Goldman, Sachs & Co. and their respective successors, unless any of them ceases to be a primary U.S. Government securities dealer in New York City, and (ii) any other primary U.S. Government securities dealer in New York City selected by the Corporation.

(h) "Reference Treasury Dealer Quotations" means, with respect to each Reference Treasury Dealer and any redemption date, the average, as determined by the Corporation, of the bid and asked prices for the Comparable Treasury Issue (expressed in each case as a percentage of its principal amount) quoted in writing to the Trustee by that Reference Treasury Dealer at 5:00 p.m., New York City time, on the third business day preceding that redemption date.

(i) "Regular Record Date" means, for the interest payable on any Interest Payment Date the date which is fifteen days immediately prior to such Interest Payment Date (whether or not a Business Day).

                                   ARTICLE 2

                            THE SERIES OF SECURITIES

     Section 2.1. Title of the Securities. There shall be a series of Securities designated the "6-7/8% Notes Due 2004" (the "Notes").

     Section 2.2. Limitation on Aggregate Principal Amount; Date of Notes. The aggregate principal amount of the Notes shall be limited to $750,000,000. Each Note shall be dated the date of its authentication.

     Section 2.3. Principal Payment Date. Subject to Section 2.4 hereof, the principal amount of the Notes Outstanding (together with any accrued and unpaid interest shall be payable in a single installment on September 15, 2004.

     Section 2.4. Interest and Interest Rates. The rate of interest on each Note shall be 6-7/8% per annum, accruing from September 28, 1999. Interest shall be payable, semi-annually in arrears, on March 15 and September 15 of each year (each such date, an "Interest Payment Date"), commencing with March 15, 2000. The amount of interest payable for any period shall be computed on the basis of a 360-day year of twelve 30-day months. For any period of less than a full month, interest payable shall reflect interest on the Notes computed on the basis of the actual number of elapsed days based on a month of 30 days in a 360-day year. In the event that any date on which interest is payable on a Note is not a Business Day, then a payment of the interest payable on such date will be made on the next succeeding day which is a Business Day (and without any interest or other payment in respect of any such delay), except that, if such Business Day is in the next succeeding calendar year, such payment shall be made on the immediately preceding Business Day, in each case with the same force and effect as if made on the date such payment was originally payable. The interest installment so payable, and punctually paid or duly provided for, on any Interest Payment Date shall be paid to the Person in whose name such Note is registered in the Security Register at the close of business on the Regular Record Date for such interest installment. The interest so payable on any Note which is not punctually paid or duly provided for on any Interest Payment Date shall forthwith cease to be payable to the Holder on such Regular Record Date and may either be paid to the Person in whose name such Note is registered in the Security Register at the close of business on a date ("Special Record Date") for the payment of such Defaulted Interest to be fixed by the Trustee, notice whereof shall be given to Holders of Notes not less than 10 days prior to such Special Record Date, or be paid at any time in any other lawful manner not inconsistent with the requirements of any securities exchange on which the Notes may be listed, and upon such notice as may be required by such exchange, all as more fully provided in the Senior Indenture.

     Section 2.5. Place of Payment. The Place of Payment where the Notes may be presented or surrendered for payment, where the Notes may be surrendered for registration of transfer or exchange and where notices and demands to or upon the Corporation in respect of the Notes and the Senior Indenture may be served shall be the Corporate Trust Office of the Trustee.

     Section 2.6. Redemption. The Corporation may, at its option, subject to the terms and conditions of Article XI of the Senior Indenture, redeem the Notes in whole at any time or in part from time to time, at a redemption price equal to the greater of (i) 100% of the principal amount of the Notes to be redeemed and
(ii) as determined by the Quotation Agent, the sum of the present values of the remaining scheduled payments of principal and interest in respect of the Notes to be redeemed (not including any portion of such payments of interest accrued, as of the date of redemption) discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Adjusted Treasury Rate plus 15 basis points, plus, in each case, accrued interest to the date of redemption.

     Section 2.7. Exchange. At any time, the Corporation may cause the Notes to be distributed to Holders of the Notes in definitive certificated form upon prior notice to the Trustee.

     Section 2.8. Denomination. The Notes shall be in registered form without coupons and shall be issuable in denominations of $1000 and integral multiples thereof.

     Section 2.9. Currency. Principal and interest and other amounts payable on the Notes shall be paid in such coin or currency of the United States of America as at the time of payment is legal tender for payment of public and private debt.

     Section 2.10. Form of Notes. The Notes shall be issuable in whole in the form of one or more Global Securities, and the Depository for such Global Securities shall be Depository Trust Company, New York, New York. The Notes shall be substantially in the form attached as Exhibit A hereto.

     Section 2.11. Securities Registrar and Paying Agent; Unclaimed Amounts. The Trustee shall initially serve as Security Registrar and Paying Agent. Any amount paid to the Trustee or any Paying Agent, or held in trust by the Corporation, for payments on any Note, that remains unclaimed at the end of two years after such amount is due will be repaid to the Corporation.

     Section 2.12. No Sinking Fund Obligations. The Corporation has no obligation to redeem or purchase any Notes pursuant to any sinking fund or analogous requirement or upon the happening of a specified event or at the option of a Holder thereof.

                                   ARTICLE 3

                            MISCELLANEOUS PROVISIONS

     Section 3.1. The Senior Indenture, as supplemented and amended by this Supplemental Indenture No. 1, is in all respects hereby adopted, ratified and confirmed.

     Section 3.2. This Supplemental Indenture No. 1 may be executed in any number of counterparts, each of which shall be an original, but such counterparts shall together constitute but one and the same instrument.

     Section 3.3. Nothing in this Supplemental Indenture No. 1, express or implied, shall give to any Person, other than the parties hereto and their successors and assigns, and the Holders of the Notes, any benefit or legal or equitable right, remedy or claim under this Supplemental Indenture No. 1 or the Senior Indenture.

     Section 3.4. THIS SUPPLEMENTAL INDENTURE NO. 1 AND EACH NOTE SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF CALIFORNIA, WITHOUT REGARD TO CONFLICTS OF LAWS PRINCIPLES THEREOF.

     IN WITNESS WHEREOF, the parties hereto have caused this Supplemental Indenture No. 1 to be duly executed, as of the day and year first written above.

                                           EDISON INTERNATIONAL


                                           By:  Mary C. Simpson
                                                ----------------------------
                                                Name: Mary C. Simpson
                                                Title:  Assistant Treasurer



Attest: Kenneth S. Stewart
        -----------------------
        Kenneth S. Stewart



                                            HARRIS TRUST AND SAVINGS BANK,
                                            as Trustee


                                            By: J. L. Bartolini
                                                -----------------------------
                                                J. L. Bartolini
                                                Authorized Signatory


Attest:  C. Potter
         -------------------
         C. Potter

                                    EXHIBIT A

                             [FORM OF FACE OF NOTE]

THIS NOTE IS A GLOBAL SECURITY WITHIN THE MEANING OF THE INDENTURE HEREINAFTER REFERRED TO AND IS REGISTERED IN THE NAME OF A DEPOSITARY OR A NOMINEE THEREOF. THIS NOTE MAY NOT BE EXCHANGED IN WHOLE OR IN PART FOR A NOTE REGISTERED, AND NO TRANSFER OF THIS NOTE IN WHOLE OR IN PART MAY BE REGISTERED, IN THE NAME OF ANY PERSON OTHER THAN SUCH DEPOSITARY OR A NOMINEE THEREOF, EXCEPT IN THE LIMITED CIRCUMSTANCES DESCRIBED IN THE INDENTURE.



                              EDISON INTERNATIONAL

                              6-7/8% Note Due 2004

                                                         $ ----------
No. _________                                            CUSIP No. 281020AB3

     Edison International, a corporation duly organized and existing under the laws of the State of California (herein called the "Corporation," which term includes any successor Person under the Indenture hereinafter referred to), for value received, hereby promises to pay to __________________________________________, or registered assigns, the principal sum of __________________________________________ Dollars on September 15, 2004,
and to pay interest thereon from September 28, 1999 or from the most recent Interest Payment Date to which interest has been paid or duly provided for, semi-annually in arrears, on March 15 and September 15 in each year, commencing March 15, 2000, at the rate of 6-7/8% per annum, until the principal hereof is paid or made available for payment. The interest so payable, and punctually paid or duly provided for, on any Interest Payment Date will, as provided in such Indenture, be paid to the Person in whose name this Note (or one or more Predecessor Securities) is registered at the close of business on the Regular Record Date for such interest. Any such interest not so punctually paid or duly provided for will forthwith cease to be payable to the Holder on such Regular Record Date and may either be paid to the Person in whose name this Note (or one or more Predecessor Securities) is registered at the close of business on a Special Record Date for the payment of such Defaulted Interest to be fixed by the Trustee, notice whereof shall be given to Holders of the Notes not less than 10 days prior to such Special Record Date, or be paid at any time in any other lawful manner not inconsistent with the requirements of any securities exchange on which the Notes may be listed, and upon such notice as may be required by such exchange, all as more fully provided in said Indenture.

     Payment of the principal of (and premium, if any) and any such interest on this Note will be made at the office or agency of the Trustee maintained for that purpose in Chicago, Illinois, in such coin or currency of the United States of America as at the time of payment is legal tender for payment of public and private debts; provided, however, that at the option of the

Corporation payment of interest may be made by check mailed to the address of the Person entitled thereto as such address shall appear in the Security Register or by wire transfer at such place and to such account at a banking institution in the United States as may be designated in writing to the Trustee at least sixteen (16) days prior to the date for payment by the Person entitled thereto.

     Reference is hereby made to the further provisions of this Note set forth on the reverse hereof, which further provisions shall for all purposes have the same effect as if set forth at this place.

     Unless the certificate of authentication hereon has been executed by the Trustee referred to on the reverse hereof by manual signature, this Note shall not be entitled to any benefit under the Indenture or be valid or obligatory for any purpose.

     IN WITNESS WHEREOF, the Corporation has caused this instrument to be duly executed under its corporate seal.

Dated as of Date of Authentication:       EDISON INTERNATIONAL


                                          By:
                                          Name: Mary C. Simpson
                                          Title: Assistant Treasurer


Attest:



     This is one of the 6-7/8% Notes Due 2004 referred to in the within-mentioned Indenture.

                                          Harris Trust and Savings Bank,
                                          as Trustee

                                          By:
                                          Authorized Signatory

Dated:  _________________

                            [FORM OF REVERSE OF NOTE]



     This 6-7/8% Note Due 2004 is one of a duly authorized issue of securities of the Corporation (herein called the "Note"), issued and to be issued in one or more series under a Senior Indenture, dated as of September 28, 1999, (herein called the "Indenture," which term shall have the meaning assigned to it in such instrument), between the Corporation and Harris Trust and Savings Bank, as Trustee (herein called the "Trustee," which term includes any successor trustee under the Indenture), and reference is hereby made to the Indenture for a statement of the respective rights, limitation of rights, duties and immunities thereunder of the Corporation, the Trustee and the Holders of the Notes and of the terms upon which the Notes are, and are to be, authenticated and delivered. This Note is one of the series designated on the face hereof, limited in aggregate principal amount to $750,000,000.

     The Notes are subject to redemption in whole at any time or in part from time to time upon not less than 30 days' notice to the Trustee by mail, at the option of the Corporation and at a Redemption Price equal to (1) 100% of the principal amount and (2) as determined by the Quotation Agent, the sum of the present values of the remaining scheduled payments of principal and interest in respect of the Notes to be redeemed (not including any portion of such payments of interest accrued, as of the date of redemption) discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Adjusted Treasury Rate plus 15 basis points, plus, in each case, accrued interest to the date of redemption.

     In the event of redemption of this Note in part only, a new Note or Notes and of like tenor for the unredeemed portion hereof will be issued in the name of the Holder hereof upon the cancellation hereof.

     The Indenture contains provisions for defeasance at any time of the entire indebtedness of this Note or certain restrictive covenants and Events of Default with respect to this Note, in each case upon compliance with certain conditions set forth in the Indenture.

     If an Event of Default with respect to the Notes shall occur and be continuing, the principal of the Notes may be declared due and payable in the manner and with the effect provided in the Indenture.

     The Indenture permits, with certain exceptions as therein provided, the amendment thereof and the modification of the rights and obligations of the Corporation and the rights of the Holders of the Securities of all series affected under the Indenture at any time by the Corporation and the Trustee with the consent of the Holders of a majority in principal amount of the Securities of all series at the time Outstanding affected thereby (voting as one class). The Indenture contains provisions permitting the Holders of not less than a majority in principal amount of the Securities of all series at the time Outstanding with respect to which a default under the Indenture shall have occurred and be continuing (voting as one class), on behalf of the

Holders of the Securities of all such series, to waive, with certain exceptions, such past default with respect to all such series and its consequences. The Indenture also permits the Holders of not less than a majority in principal amount of the Securities of each series at the time Outstanding, on behalf of the Holders of all Securities of such series, to waive compliance by the Corporation with certain provisions of the Indenture. Any such consent or waiver by the Holder of this Note shall be conclusive and binding upon such Holder and upon all future Holders of this Note and of any Note issued upon the registration of transfer hereof or in exchange therefor or in lieu hereof, whether or not notation of such consent or waiver is made upon this Note.

     As provided in and subject to the provisions of the Indenture, the Holder of this Note shall not have the right to institute any proceeding with respect to the Indenture or for the appointment of a receiver or trustee or for any other remedy thereunder unless such Holder shall have previously given the Trustee written notice of a continuing Event of Default with respect to the Notes, the Holders of not less than 25% in principal amount of the Notes at the time Outstanding shall have made written request to the Trustee to institute proceedings in respect of such Event of Default as Trustee and offered the Trustee reasonable indemnity, and the Trustee shall not have received from the Holders of a majority in principal amount of the Notes at the time Outstanding a direction inconsistent with such request, and shall have failed to institute any such proceeding, for 60 days after receipt of such notice, request and offer of indemnity. The foregoing shall not apply to any suit instituted by the Holder of this Note for the enforcement of any payment of principal hereof or any premium or interest hereon on or after the respective due dates expressed herein.

     No reference herein to the Indenture and no provision of this Note or of the Indenture shall alter or impair the obligation of the Corporation, which is absolute and unconditional, to pay the principal of and any premium and interest on this Note at the times, place and rate, and in the coin or currency, herein prescribed.

     As provided in the Indenture and subject to certain limitations therein set forth, the transfer of this Note is registrable in the Security Register, upon surrender of this Note for registration of transfer at the office or agency of the Security Registrar in any place where the principal of and any premium and interest on this Note are payable, duly endorsed by, or accompanied by a written instrument of transfer in form satisfactory to the Corporation and the Security Registrar duly executed by, the Holder hereof or his attorney duly authorized in writing, and thereupon one or more new Notes and of like tenor, of authorized denominations and for the same aggregate principal amount, will be issued to the designated transferee or transferees.

     The Notes are issuable only in registered form without coupons in denominations of $1,000 and any integral multiple thereof. As provided in the Indenture and subject to certain limitations therein set forth, the Notes are exchangeable for a like aggregate principal amount of the Notes and of like tenor of a different authorized denomination, as requested by the Holder surrendering the same.

     No service charge shall be made for any such registration of transfer or exchange, but the Corporation may require payment of a sum sufficient to cover any tax or other governmental charge payable in connection therewith.

     Prior to due presentment of this Note for registration of transfer, the Corporation, the Trustee and any agent of the Corporation or the Trustee may treat the Person in whose name this Note is registered as the owner hereof for all purposes, whether or not this Note be overdue, and neither the Corporation, the Trustee nor any such agent shall be affected by notice to the contrary.

     All terms used in this Note which are defined in the Indenture shall have the meanings assigned to them in the Indenture.

     The Indenture and the Notes issued thereby shall be governed by and construed in accordance with the laws of the State of California.





THIS NOTE IS A GLOBAL SECURITY WITHIN THE MEANING OF THE INDENTURE HEREINAFTER REFERRED TO AND IS REGISTERED IN THE NAME OF A DEPOSITARY OR A NOMINEE THEREOF. THIS NOTE MAY NOT BE EXCHANGED IN WHOLE OR IN PART FOR A NOTE REGISTERED, AND NO TRANSFER OF THIS NOTE IN WHOLE OR IN PART MAY BE REGISTERED, IN THE NAME OF ANY PERSON OTHER THAN SUCH DEPOSITARY OR A NOMINEE THEREOF, EXCEPT IN THE LIMITED CIRCUMSTANCES DESCRIBED IN THE INDENTURE.


                              EDISON INTERNATIONAL

                              6-7/8% Note Due 2004

No. 0001                                                    $ 200,000,000
                                                    CUSIP No. 281020 AB 3

     Edison International, a corporation duly organized and existing under the laws of the State of California (herein called the "Corporation," which term includes any successor Person under the Indenture hereinafter referred to), for value received, hereby promises to pay to Harris Trust and Saving Bank, as Trustee, or registered assigns, for the benefit of the Holders, the principal sum of TWO HUNDRED MILLION DOLLARS ($200,000,000) on September 15, 2004, and to pay interest thereon from September 28, 1999 or from the most recent Interest Payment Date to which interest has been paid or duly provided for, semi-annually in arrears, on March 15 and September 15 in each year, commencing March 15, 2000, at the rate of 6-7/8% per annum, until the principal hereof is paid or made available for payment. The interest so payable, and punctually paid or duly provided for, on any Interest Payment Date will, as provided in such Indenture, be paid to the Person in whose name this Note (or one or more Predecessor Securities) is registered at the close of business on the Regular Record Date for such interest. Any such interest not so punctually paid or duly provided for will forthwith cease to be payable to the Holder on such Regular Record Date and may either be paid to the Person in whose name this Note (or one or more Predecessor Securities) is registered at the close of business on a Special Record Date for the payment of such Defaulted Interest to be fixed by the Trustee, notice whereof shall be given to Holders of the Notes not less than 10 days prior to such Special Record Date, or be paid at any time in any other lawful manner not inconsistent with the requirements of any securities exchange on which the Notes may be listed, and upon such notice as may be required by such exchange, all as more fully provided in said Indenture.

     Payment of the principal of (and premium, if any) and any such interest on this Note will be made at the office or agency of the Trustee maintained for that purpose in Chicago, Illinois, in such coin or currency of the United States of America as at the time of payment is legal tender for payment of public and private debts; provided, however, that at the option of the Corporation payment of interest may be made by check mailed to the address of the Person entitled thereto as such address shall appear in the

     Security Register or by wire transfer at such place and to such account at a banking institution in the United States as may be designated in writing to the Trustee at least sixteen (16) days prior to the date for payment by the Person entitled thereto.

     Reference is hereby made to the further provisions of this Note set forth on the reverse hereof, which further provisions shall for all purposes have the same effect as if set forth at this place.

     Unless the certificate of authentication hereon has been executed by the Trustee referred to on the reverse hereof by manual signature, this Note shall not be entitled to any benefit under the Indenture or be valid or obligatory for any purpose.

     IN WITNESS WHEREOF, the Corporation has caused this instrument to be duly executed under its corporate seal.

Dated as of Date of Authentication:         EDISON INTERNATIONAL


                                            By:  Mary C. Simpson
                                                 -----------------------
                                            Title: Assistant Treasurer


Attest: Kenneth S. Stewart
        -------------------------
        Kenneth S. Stewart



     This is one of the 6-7/8% Notes Due 2004 referred to in the within-mentioned Indenture.

                                           Harris Trust and Savings Bank,
                                           as Trustee

                                           By: J. L. Bartolinis
                                               ---------------------------
                                               J. L. Bartolini
                                               Authorized Signatory

Dated:  _________________

     This 6-7/8% Note Due 2004 is one of a duly authorized issue of securities of the Corporation (herein called the "Note"), issued and to be issued in one or more series under a Senior Indenture, dated as of September 28, 1999, (herein called the "Indenture," which term shall have the meaning assigned to it in such instrument), between the Corporation and Harris Trust and Savings Bank, as Trustee (herein called the "Trustee," which term includes any successor trustee under the Indenture), and reference is hereby made to the Indenture for a statement of the respective rights, limitation of rights, duties and immunities thereunder of the Corporation, the Trustee and the Holders of the Notes and of the terms upon which the Notes are, and are to be, authenticated and delivered. This Note is one of the series designated on the face hereof, limited in aggregate principal amount to $750,000,000.

     The Notes are subject to redemption in whole at any time or in part from time to time upon not less than 30 days' notice to the Trustee by mail, at the option of the Corporation and at a Redemption Price equal to (1) 100% of the principal amount and (2) as determined by the Quotation Agent, the sum of the present values of the remaining scheduled payments of principal and interest in respect of the Notes to be redeemed (not including any portion of such payments of interest accrued, as of the date of redemption) discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Adjusted Treasury Rate plus 15 basis points, plus, in each case, accrued interest to the date of redemption.

     In the event of redemption of this Note in part only, a new Note or Notes and of like tenor for the unredeemed portion hereof will be issued in the name of the Holder hereof upon the cancellation hereof.

     The Indenture contains provisions for defeasance at any time of the entire indebtedness of this Note or certain restrictive covenants and Events of Default with respect to this Note, in each case upon compliance with certain conditions set forth in the Indenture.

     If an Event of Default with respect to the Notes shall occur and be continuing, the principal of the Notes may be declared due and payable in the manner and with the effect provided in the Indenture.

     The Indenture permits, with certain exceptions as therein provided, the amendment thereof and the modification of the rights and obligations of the Corporation and the rights of the Holders of the Securities of all series affected under the Indenture at any time by the Corporation and the Trustee with the consent of the Holders of a majority in principal amount of the Securities of all series at the time Outstanding affected thereby (voting as one class). The Indenture contains provisions permitting the Holders of not less than a majority in principal amount of the Securities of all series at the time Outstanding with respect to which a default under the Indenture shall have occurred and be continuing (voting as one class), on behalf of the Holders of the Securities of all such series, to waive, with certain exceptions, such past default with respect to all such series and its consequences. The Indenture also permits the Holders of not less than a majority in principal amount of the Securities of each series at the time
Outstanding, on behalf of the Holders of all Securities of such series, to waive compliance by the Corporation with certain provisions of the Indenture. Any such consent or waiver by the Holder of this Note shall be conclusive and binding upon such Holder and upon all future Holders of this Note and of any Note issued upon the registration of transfer hereof or in exchange therefor or in lieu hereof, whether or not notation of such consent or waiver is made upon this Note.

     As provided in and subject to the provisions of the Indenture, the Holder of this Note shall not have the right to institute any proceeding with respect to the Indenture or for the appointment of a receiver or trustee or for any other remedy thereunder unless such Holder shall have previously given the Trustee written notice of a continuing Event of Default with respect to the Notes, the Holders of not less than 25% in principal amount of the Notes at the time Outstanding shall have made written request to the Trustee to institute proceedings in respect of such Event of Default as Trustee and offered the Trustee reasonable indemnity, and the Trustee shall not have received from the Holders of a majority in principal amount of the Notes at the time Outstanding a direction inconsistent with such request, and shall have failed to institute any such proceeding, for 60 days after receipt of such notice, request and offer of indemnity. The foregoing shall not apply to any suit instituted by the Holder of this Note for the enforcement of any payment of principal hereof or any premium or interest hereon on or after the respective due dates expressed herein.

     No reference herein to the Indenture and no provision of this Note or of the Indenture shall alter or impair the obligation of the Corporation, which is absolute and unconditional, to pay the principal of and any premium and interest on this Note at the times, place and rate, and in the coin or currency, herein prescribed.

     As provided in the Indenture and subject to certain limitations therein set forth, the transfer of this Note is registrable in the Security Register, upon surrender of this Note for registration of transfer at the office or agency of the Security Registrar in any place where the principal of and any premium and interest on this Note are payable, duly endorsed by, or accompanied by a written instrument of transfer in form satisfactory to the Corporation and the Security Registrar duly executed by, the Holder hereof or his attorney duly authorized in writing, and thereupon one or more new Notes and of like tenor, of authorized denominations and for the same aggregate principal amount, will be issued to the designated transferee or transferees.

     The Notes are issuable only in registered form without coupons in denominations of $1,000 and any integral multiple thereof. As provided in the Indenture and subject to certain limitations therein set forth, the Notes are exchangeable for a like aggregate principal amount of the Notes and of like tenor of a different authorized denomination, as requested by the Holder surrendering the same.

     No service charge shall be made for any such registration of transfer or exchange, but the Corporation may require payment of a sum sufficient to cover any tax or other governmental charge payable in connection therewith.

     Prior to due presentment of this Note for registration of transfer, the Corporation, the Trustee and any agent of the Corporation or the Trustee may treat the Person in whose name this Note is registered as the owner hereof for all purposes, whether or not this Note be overdue, and neither the Corporation, the Trustee nor any such agent shall be affected by notice to the contrary.

     All terms used in this Note which are defined in the Indenture shall have the meanings assigned to them in the Indenture.

     The Indenture and the Notes issued thereby shall be governed by and construed in accordance with the laws of the State of California.

     THIS NOTE IS A GLOBAL SECURITY WITHIN THE MEANING OF THE INDENTURE HEREINAFTER REFERRED TO AND IS REGISTERED IN THE NAME OF A DEPOSITARY OR A NOMINEE THEREOF. THIS NOTE MAY NOT BE EXCHANGED IN WHOLE OR IN PART FOR A NOTE REGISTERED, AND NO TRANSFER OF THIS NOTE IN WHOLE OR IN PART MAY BE REGISTERED, IN THE NAME OF ANY PERSON OTHER THAN SUCH DEPOSITARY OR A NOMINEE THEREOF, EXCEPT IN THE LIMITED CIRCUMSTANCES DESCRIBED IN THE INDENTURE.



                              EDISON INTERNATIONAL

                              6-7/8% Note Due 2004

No. 0002                                               $ 200,000,000
    ----
                                                       CUSIP No. 281020 AB 3

     Edison International, a corporation duly organized and existing under the laws of the State of California (herein called the "Corporation," which term includes any successor Person under the Indenture hereinafter referred to), for value received, hereby promises to pay to Harris Trust and Saving Bank, as Trustee, or registered assigns, for the benefit of the Holders, the principal sum of TWO HUNDRED MILLION DOLLARS ($200,000,000) on September 15, 2004, and to pay interest thereon from September 28, 1999 or from the most recent Interest Payment Date to which interest has been paid or duly provided for, semi-annually in arrears, on March 15 and September 15 in each year, commencing March 15, 2000, at the rate of 6-7/8% per annum, until the principal hereof is paid or made available for payment. The interest so payable, and punctually paid or duly provided for, on any Interest Payment Date will, as provided in such Indenture, be paid to the Person in whose name this Note (or one or more Predecessor Securities) is registered at the close of business on the Regular Record Date for such interest. Any such interest not so punctually paid or duly provided for will forthwith cease to be payable to the Holder on such Regular Record Date and may either be paid to the Person in whose name this Note (or one or more Predecessor Securities) is registered at the close of business on a Special Record Date for the payment of such Defaulted Interest to be fixed by the Trustee, notice whereof shall be given to Holders of the Notes not less than 10 days prior to such Special Record Date, or be paid at any time in any other lawful manner not inconsistent with the requirements of any securities exchange on which the Notes may be listed, and upon such notice as may be required by such exchange, all as more fully provided in said Indenture.

     Payment of the principal of (and premium, if any) and any such interest on this Note will be made at the office or agency of the Trustee maintained for that purpose in Chicago, Illinois, in such coin or currency of the United States of America as at the time of payment is legal tender for payment of public and private debts; provided, however, that at the option of the Corporation payment of interest may be made by check mailed to the address of the Person entitled thereto as such address shall appear in the

Security Register or by wire transfer at such place and to such account at a banking institution in the United States as may be designated in writing to the Trustee at least sixteen (16) days prior to the date for payment by the Person entitled thereto.

     Reference is hereby made to the further provisions of this Note set forth on the reverse hereof, which further provisions shall for all purposes have the same effect as if set forth at this place.

     Unless the certificate of authentication hereon has been executed by the Trustee referred to on the reverse hereof by manual signature, this Note shall not be entitled to any benefit under the Indenture or be valid or obligatory for any purpose.

     IN WITNESS WHEREOF, the Corporation has caused this instrument to be duly executed under its corporate seal.

Dated as of Date of Authentication:       EDISON INTERNATIONAL


                                          By :  Mary C. Simpson
                                                --------------------------
                                          Name: Mary C. Simpson
                                          Title: Assistant Treasurer


Attest:  Kenneth S. Stewart
         ---------------------
         Kenneth S. Stewart



     This is one of the 6-7/8% Notes Due 2004 referred to in the within-mentioned Indenture.

                                        Harris Trust and Savings Bank,
                                        as Trustee

                                        By: J. L. Bartolini
                                            -------------------------
                                            J. L. Bartolini
                                            Authorized Signatory

Dated:  _________________

     This 6-7/8% Note Due 2004 is one of a duly authorized issue of securities of the Corporation (herein called the "Note"), issued and to be issued in one or more series under a Senior Indenture, dated as of September 28, 1999, (herein called the "Indenture," which term shall have the meaning assigned to it in such instrument), between the Corporation and Harris Trust and Savings Bank, as Trustee (herein called the "Trustee," which term includes any successor trustee under the Indenture), and reference is hereby made to the Indenture for a statement of the respective rights, limitation of rights, duties and immunities thereunder of the Corporation, the Trustee and the Holders of the Notes and of the terms upon which the Notes are, and are to be, authenticated and delivered. This Note is one of the series designated on the face hereof, limited in aggregate principal amount to $750,000,000.

     The Notes are subject to redemption in whole at any time or in part from time to time upon not less than 30 days' notice to the Trustee by mail, at the option of the Corporation and at a Redemption Price equal to (1) 100% of the principal amount and (2) as determined by the Quotation Agent, the sum of the present values of the remaining scheduled payments of principal and interest in respect of the Notes to be redeemed (not including any portion of such payments of interest accrued, as of the date of redemption) discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Adjusted Treasury Rate plus 15 basis points, plus, in each case, accrued interest to the date of redemption.

     In the event of redemption of this Note in part only, a new Note or Notes and of like tenor for the unredeemed portion hereof will be issued in the name of the Holder hereof upon the cancellation hereof.

     The Indenture contains provisions for defeasance at any time of the entire indebtedness of this Note or certain restrictive covenants and Events of Default with respect to this Note, in each case upon compliance with certain conditions set forth in the Indenture.

     If an Event of Default with respect to the Notes shall occur and be continuing, the principal of the Notes may be declared due and payable in the manner and with the effect provided in the Indenture.

     The Indenture permits, with certain exceptions as therein provided, the amendment thereof and the modification of the rights and obligations of the Corporation and the rights of the Holders of the Securities of all series affected under the Indenture at any time by the Corporation and the Trustee with the consent of the Holders of a majority in principal amount of the Securities of all series at the time Outstanding affected thereby (voting as one class). The Indenture contains provisions permitting the Holders of not less than a majority in principal amount of the Securities of all series at the time Outstanding with respect to which a default under the Indenture shall have occurred and be continuing (voting as one class), on behalf of the Holders of the Securities of all such series, to waive, with certain exceptions, such past default with respect to all such series and its consequences. The Indenture also permits the Holders of not less than a majority in principal amount of the Securities of each series at the time
Outstanding, on behalf of the Holders of all Securities of such series, to waive compliance by the Corporation with certain provisions of the Indenture. Any such consent or waiver by the Holder of this Note shall be conclusive and binding upon such Holder and upon all future Holders of this Note and of any Note issued upon the registration of transfer hereof or in exchange therefor or in lieu hereof, whether or not notation of such consent or waiver is made upon this Note.

     As provided in and subject to the provisions of the Indenture, the Holder of this Note shall not have the right to institute any proceeding with respect to the Indenture or for the appointment of a receiver or trustee or for any other remedy thereunder unless such Holder shall have previously given the Trustee written notice of a continuing Event of Default with respect to the Notes, the Holders of not less than 25% in principal amount of the Notes at the time Outstanding shall have made written request to the Trustee to institute proceedings in respect of such Event of Default as Trustee and offered the Trustee reasonable indemnity, and the Trustee shall not have received from the Holders of a majority in principal amount of the Notes at the time Outstanding a direction inconsistent with such request, and shall have failed to institute any such proceeding, for 60 days after receipt of such notice, request and offer of indemnity. The foregoing shall not apply to any suit instituted by the Holder of this Note for the enforcement of any payment of principal hereof or any premium or interest hereon on or after the respective due dates expressed herein.

     No reference herein to the Indenture and no provision of this Note or of the Indenture shall alter or impair the obligation of the Corporation, which is absolute and unconditional, to pay the principal of and any premium and interest on this Note at the times, place and rate, and in the coin or currency, herein prescribed.

     As provided in the Indenture and subject to certain limitations therein set forth, the transfer of this Note is registrable in the Security Register, upon surrender of this Note for registration of transfer at the office or agency of the Security Registrar in any place where the principal of and any premium and interest on this Note are payable, duly endorsed by, or accompanied by a written instrument of transfer in form satisfactory to the Corporation and the Security Registrar duly executed by, the Holder hereof or his attorney duly authorized in writing, and thereupon one or more new Notes and of like tenor, of authorized denominations and for the same aggregate principal amount, will be issued to the designated transferee or transferees.

     The Notes are issuable only in registered form without coupons in denominations of $1,000 and any integral multiple thereof. As provided in the Indenture and subject to certain limitations therein set forth, the Notes are exchangeable for a like aggregate principal amount of the Notes and of like tenor of a different authorized denomination, as requested by the Holder surrendering the same.

     No service charge shall be made for any such registration of transfer or exchange, but the Corporation may require payment of a sum sufficient to cover any tax or other governmental charge payable in connection therewith.

     Prior to due presentment of this Note for registration of transfer, the Corporation, the Trustee and any agent of the Corporation or the Trustee may treat the Person in whose name this Note is registered as the owner hereof for all purposes, whether or not this Note be overdue, and neither the Corporation, the Trustee nor any such agent shall be affected by notice to the contrary.

     All terms used in this Note which are defined in the Indenture shall have the meanings assigned to them in the Indenture.

     The Indenture and the Notes issued thereby shall be governed by and construed in accordance with the laws of the State of California.

THIS NOTE IS A GLOBAL SECURITY WITHIN THE MEANING OF THE INDENTURE
HEREINAFTER REFERRED TO AND IS REGISTERED IN THE NAME OF A DEPOSITARY OR A NOMINEE THEREOF. THIS NOTE MAY NOT BE EXCHANGED IN WHOLE OR IN PART FOR A NOTE REGISTERED, AND NO TRANSFER OF THIS NOTE IN WHOLE OR IN PART MAY BE REGISTERED, IN THE NAME OF ANY PERSON OTHER THAN SUCH DEPOSITARY OR A NOMINEE THEREOF, EXCEPT IN THE LIMITED CIRCUMSTANCES DESCRIBED IN THE INDENTURE.



                              EDISON INTERNATIONAL

                              6-7/8% Note Due 2004

No. 0003                                                  $ 200,000,000
    ----
                                                          CUSIP No. 281020 AB 3

     Edison International, a corporation duly organized and existing under the laws of the State of California (herein called the "Corporation," which term includes any successor Person under the Indenture hereinafter referred to), for value received, hereby promises to pay to Harris Trust and Saving Bank, as Trustee, or registered assigns, for the benefit of the Holders, the principal sum of TWO HUNDRED MILLION DOLLARS ($200,000,000) on September 15, 2004, and to pay interest thereon from September 28, 1999 or from the most recent Interest Payment Date to which interest has been paid or duly provided for, semi-annually in arrears, on March 15 and September 15 in each year, commencing March 15, 2000, at the rate of 6-7/8% per annum, until the principal hereof is paid or made available for payment. The interest so payable, and punctually paid or duly provided for, on any Interest Payment Date will, as provided in such Indenture, be paid to the Person in whose name this Note (or one or more Predecessor Securities) is registered at the close of business on the Regular Record Date for such interest. Any such interest not so punctually paid or duly provided for will forthwith cease to be payable to the Holder on such Regular Record Date and may either be paid to the Person in whose name this Note (or one or more Predecessor Securities) is registered at the close of business on a Special Record Date for the payment of such Defaulted Interest to be fixed by the Trustee, notice whereof shall be given to Holders of the Notes not less than 10 days prior to such Special Record Date, or be paid at any time in any other lawful manner not inconsistent with the requirements of any securities exchange on which the Notes may be listed, and upon such notice as may be required by such exchange, all as more fully provided in said Indenture.

     Payment of the principal of (and premium, if any) and any such interest on this Note will be made at the office or agency of the Trustee maintained for that purpose in Chicago, Illinois, in such coin or currency of the United States of America as at the time of payment is legal tender for payment of public and private debts; provided, however, that at the option of the Corporation payment of interest may be made by check mailed to the address of the Person entitled thereto as such address shall appear in the

Security Register or by wire transfer at such place and to such account at a banking institution in the United States as may be designated in writing to the Trustee at least sixteen (16) days prior to the date for payment by the Person entitled thereto.

     Reference is hereby made to the further provisions of this Note set forth on the reverse hereof, which further provisions shall for all purposes have the same effect as if set forth at this place.

     Unless the certificate of authentication hereon has been executed by the Trustee referred to on the reverse hereof by manual signature, this Note shall not be entitled to any benefit under the Indenture or be valid or obligatory for any purpose.

     IN WITNESS WHEREOF, the Corporation has caused this instrument to be duly executed under its corporate seal.

Dated as of Date of Authentication:     EDISON INTERNATIONAL


                                        By:  Mary C. Simpson
                                             ----------------------
                                        Name:Mary C. Simpson
                                        Title:Assistant Teasurer


Attest: Kenneth S. Stewart
        -----------------------
        Kenneth S. Stewart



     This is one of the 6-7/8% Notes Due 2004 referred to in the within-mentioned Indenture.

                                      Harris Trust and Savings Bank,
                                      as Trustee

                                      By: J. L. Bartolini
                                          --------------------------
                                          J. L. Bartolini
                                          Authorized Signatory

Dated:  ________________-

     This 6-7/8% Note Due 2004 is one of a duly authorized issue of securities of the Corporation (herein called the "Note"), issued and to be issued in one or more series under a Senior Indenture, dated as of September 28, 1999, (herein called the "Indenture," which term shall have the meaning assigned to it in such instrument), between the Corporation and Harris Trust and Savings Bank, as Trustee (herein called the "Trustee," which term includes any successor trustee under the Indenture), and reference is hereby made to the Indenture for a statement of the respective rights, limitation of rights, duties and immunities thereunder of the Corporation, the Trustee and the Holders of the Notes and of the terms upon which the Notes are, and are to be, authenticated and delivered. This Note is one of the series designated on the face hereof, limited in aggregate principal amount to $750,000,000.

     The Notes are subject to redemption in whole at any time or in part from time to time upon not less than 30 days' notice to the Trustee by mail, at the option of the Corporation and at a Redemption Price equal to (1) 100% of the principal amount and (2) as determined by the Quotation Agent, the sum of the present values of the remaining scheduled payments of principal and interest in respect of the Notes to be redeemed (not including any portion of such payments of interest accrued, as of the date of redemption) discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Adjusted Treasury Rate plus 15 basis points, plus, in each case, accrued interest to the date of redemption.

     In the event of redemption of this Note in part only, a new Note or Notes and of like tenor for the unredeemed portion hereof will be issued in the name of the Holder hereof upon the cancellation hereof.

     The Indenture contains provisions for defeasance at any time of the entire indebtedness of this Note or certain restrictive covenants and Events of Default with respect to this Note, in each case upon compliance with certain conditions set forth in the Indenture.

     If an Event of Default with respect to the Notes shall occur and be continuing, the principal of the Notes may be declared due and payable in the manner and with the effect provided in the Indenture.

     The Indenture permits, with certain exceptions as therein provided, the amendment thereof and the modification of the rights and obligations of the Corporation and the rights of the Holders of the Securities of all series affected under the Indenture at any time by the Corporation and the Trustee with the consent of the Holders of a majority in principal amount of the Securities of all series at the time Outstanding affected thereby (voting as one class). The Indenture contains provisions permitting the Holders of not less than a majority in principal amount of the Securities of all series at the time Outstanding with respect to which a default under the Indenture shall have occurred and be continuing (voting as one class), on behalf of the Holders of the Securities of all such series, to waive, with certain exceptions, such past default with respect to all such series and its consequences. The Indenture also permits the Holders of not less than a majority in principal amount of the Securities of each series at the time
Outstanding, on behalf of the Holders of all Securities of such series, to waive compliance by the Corporation with certain provisions of the Indenture. Any such consent or waiver by the Holder of this Note shall be conclusive and binding upon such Holder and upon all future Holders of this Note and of any Note issued upon the registration of transfer hereof or in exchange therefor or in lieu hereof, whether or not notation of such consent or waiver is made upon this Note.

     As provided in and subject to the provisions of the Indenture, the Holder of this Note shall not have the right to institute any proceeding with respect to the Indenture or for the appointment of a receiver or trustee or for any other remedy thereunder unless such Holder shall have previously given the Trustee written notice of a continuing Event of Default with respect to the Notes, the Holders of not less than 25% in principal amount of the Notes at the time Outstanding shall have made written request to the Trustee to institute proceedings in respect of such Event of Default as Trustee and offered the Trustee reasonable indemnity, and the Trustee shall not have received from the Holders of a majority in principal amount of the Notes at the time Outstanding a direction inconsistent with such request, and shall have failed to institute any such proceeding, for 60 days after receipt of such notice, request and offer of indemnity. The foregoing shall not apply to any suit instituted by the Holder of this Note for the enforcement of any payment of principal hereof or any premium or interest hereon on or after the respective due dates expressed herein.

     No reference herein to the Indenture and no provision of this Note or of the Indenture shall alter or impair the obligation of the Corporation, which is absolute and unconditional, to pay the principal of and any premium and interest on this Note at the times, place and rate, and in the coin or currency, herein prescribed.

     As provided in the Indenture and subject to certain limitations therein set forth, the transfer of this Note is registrable in the Security Register, upon surrender of this Note for registration of transfer at the office or agency of the Security Registrar in any place where the principal of and any premium and interest on this Note are payable, duly endorsed by, or accompanied by a written instrument of transfer in form satisfactory to the Corporation and the Security Registrar duly executed by, the Holder hereof or his attorney duly authorized in writing, and thereupon one or more new Notes and of like tenor, of authorized denominations and for the same aggregate principal amount, will be issued to the designated transferee or transferees.

     The Notes are issuable only in registered form without coupons in denominations of $1,000 and any integral multiple thereof. As provided in the Indenture and subject to certain limitations therein set forth, the Notes are exchangeable for a like aggregate principal amount of the Notes and of like tenor of a different authorized denomination, as requested by the Holder surrendering the same.

     No service charge shall be made for any such registration of transfer or exchange, but the Corporation may require payment of a sum sufficient to cover any tax or other governmental charge payable in connection therewith.

     Prior to due presentment of this Note for registration of transfer, the Corporation, the Trustee and any agent of the Corporation or the Trustee may treat the Person in whose name this Note is registered as the owner hereof for all purposes, whether or not this Note be overdue, and neither the Corporation, the Trustee nor any such agent shall be affected by notice to the contrary.

     All terms used in this Note which are defined in the Indenture shall have the meanings assigned to them in the Indenture.

     The Indenture and the Notes issued thereby shall be governed by and construed in accordance with the laws of the State of California.

THIS NOTE IS A GLOBAL SECURITY WITHIN THE MEANING OF THE INDENTURE
HEREINAFTER REFERRED TO AND IS REGISTERED IN THE NAME OF A DEPOSITARY OR A NOMINEE THEREOF. THIS NOTE MAY NOT BE EXCHANGED IN WHOLE OR IN PART FOR A NOTE REGISTERED, AND NO TRANSFER OF THIS NOTE IN WHOLE OR IN PART MAY BE REGISTERED, IN THE NAME OF ANY PERSON OTHER THAN SUCH DEPOSITARY OR A NOMINEE THEREOF, EXCEPT IN THE LIMITED CIRCUMSTANCES DESCRIBED IN THE INDENTURE.



                              EDISON INTERNATIONAL

                              6-7/8% Note Due 2004

No. 0004                                              $ 150,000,000
    ----
                                                      CUSIP No. 281020 AB 3

     Edison International, a corporation duly organized and existing under the laws of the State of California (herein called the "Corporation," which term includes any successor Person under the Indenture hereinafter referred to), for value received, hereby promises to pay to Harris Trust and Saving Bank, as Trustee, or registered assigns, for the benefit of the Holders, the principal sum of ONE HUNDRED FIFTY MILLION DOLLARS ($150,000,000) on September 15, 2004, and to pay interest thereon from September 28, 1999 or from the most recent Interest Payment Date to which interest has been paid or duly provided for, semi-annually in arrears, on March 15 and September 15 in each year, commencing March 15, 2000, at the rate of 6-7/8% per annum, until the principal hereof is paid or made available for payment. The interest so payable, and punctually paid or duly provided for, on any Interest Payment Date will, as provided in such Indenture, be paid to the Person in whose name this Note (or one or more Predecessor Securities) is registered at the close of business on the Regular Record Date for such interest. Any such interest not so punctually paid or duly provided for will forthwith cease to be payable to the Holder on such Regular Record Date and may either be paid to the Person in whose name this Note (or one or more Predecessor Securities) is registered at the close of business on a Special Record Date for the payment of such Defaulted Interest to be fixed by the Trustee, notice whereof shall be given to Holders of the Notes not less than 10 days prior to such Special Record Date, or be paid at any time in any other lawful manner not inconsistent with the requirements of any securities exchange on which the Notes may be listed, and upon such notice as may be required by such exchange, all as more fully provided in said Indenture.

     Payment of the principal of (and premium, if any) and any such interest on this Note will be made at the office or agency of the Trustee maintained for that purpose in Chicago, Illinois, in such coin or currency of the United States of America as at the time of payment is legal tender for payment of public and private debts; provided, however, that at the option of the Corporation payment of interest may be made by check mailed to the address of the Person entitled thereto as such address shall appear in the

Security Register or by wire transfer at such place and to such account at a banking institution in the United States as may be designated in writing to the Trustee at least sixteen (16) days prior to the date for payment by the Person entitled thereto.

     Reference is hereby made to the further provisions of this Note set forth on the reverse hereof, which further provisions shall for all purposes have the same effect as if set forth at this place.

     Unless the certificate of authentication hereon has been executed by the Trustee referred to on the reverse hereof by manual signature, this Note shall not be entitled to any benefit under the Indenture or be valid or obligatory for any purpose.

     IN WITNESS WHEREOF, the Corporation has caused this instrument to be duly executed under its corporate seal.

Dated as of Date of Authentication:        EDISON INTERNATIONAL


                                           By:  Mary C. Simpson
                                                ----------------------
                                           Name: Mary C. Simpson
                                           Title: Assistant Treasurer


Attest:  Kenneth S. Stewart
         ---------------------
         Kenneth S. Stewart



     This is one of the 6-7/8% Notes Due 2004 referred to in the within-mentioned Indenture.

                                          Harris Trust and Savings Bank,
                                          as Trustee

                                          By: J.L. Bartolini
                                              --------------------------------
                                              J. L. Bartolini
                                              Authorized Signatory

Dated:  _________________

     This 6-7/8% Note Due 2004 is one of a duly authorized issue of securities of the Corporation (herein called the "Note"), issued and to be issued in one or more series under a Senior Indenture, dated as of September 28, 1999, (herein called the "Indenture," which term shall have the meaning assigned to it in such instrument), between the Corporation and Harris Trust and Savings Bank, as Trustee (herein called the "Trustee," which term includes any successor trustee under the Indenture), and reference is hereby made to the Indenture for a statement of the respective rights, limitation of rights, duties and immunities thereunder of the Corporation, the Trustee and the Holders of the Notes and of the terms upon which the Notes are, and are to be, authenticated and delivered. This Note is one of the series designated on the face hereof, limited in aggregate principal amount to $750,000,000.

     The Notes are subject to redemption in whole at any time or in part from time to time upon not less than 30 days' notice to the Trustee by mail, at the option of the Corporation and at a Redemption Price equal to (1) 100% of the principal amount and (2) as determined by the Quotation Agent, the sum of the present values of the remaining scheduled payments of principal and interest in respect of the Notes to be redeemed (not including any portion of such payments of interest accrued, as of the date of redemption) discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Adjusted Treasury Rate plus 15 basis points, plus, in each case, accrued interest to the date of redemption.

     In the event of redemption of this Note in part only, a new Note or Notes and of like tenor for the unredeemed portion hereof will be issued in the name of the Holder hereof upon the cancellation hereof.

     The Indenture contains provisions for defeasance at any time of the entire indebtedness of this Note or certain restrictive covenants and Events of Default with respect to this Note, in each case upon compliance with certain conditions set forth in the Indenture.

     If an Event of Default with respect to the Notes shall occur and be continuing, the principal of the Notes may be declared due and payable in the manner and with the effect provided in the Indenture.

     The Indenture permits, with certain exceptions as therein provided, the amendment thereof and the modification of the rights and obligations of the Corporation and the rights of the Holders of the Securities of all series affected under the Indenture at any time by the Corporation and the Trustee with the consent of the Holders of a majority in principal amount of the Securities of all series at the time Outstanding affected thereby (voting as one class). The Indenture contains provisions permitting the Holders of not less than a majority in principal amount of the Securities of all series at the time Outstanding with respect to which a default under the Indenture shall have occurred and be continuing (voting as one class), on behalf of the Holders of the Securities of all such series, to waive, with certain exceptions, such past default with respect to all such series and its consequences. The Indenture also permits the Holders of not less than a majority in principal amount of the Securities of each series at the time
Outstanding, on behalf of the Holders of all Securities of such series, to waive compliance by the Corporation with certain provisions of the Indenture. Any such consent or waiver by the Holder of this Note shall be conclusive and binding upon such Holder and upon all future Holders of this Note and of any Note issued upon the registration of transfer hereof or in exchange therefor or in lieu hereof, whether or not notation of such consent or waiver is made upon this Note.

     As provided in and subject to the provisions of the Indenture, the Holder of this Note shall not have the right to institute any proceeding with respect to the Indenture or for the appointment of a receiver or trustee or for any other remedy thereunder unless such Holder shall have previously given the Trustee written notice of a continuing Event of Default with respect to the Notes, the Holders of not less than 25% in principal amount of the Notes at the time Outstanding shall have made written request to the Trustee to institute proceedings in respect of such Event of Default as Trustee and offered the Trustee reasonable indemnity, and the Trustee shall not have received from the Holders of a majority in principal amount of the Notes at the time Outstanding a direction inconsistent with such request, and shall have failed to institute any such proceeding, for 60 days after receipt of such notice, request and offer of indemnity. The foregoing shall not apply to any suit instituted by the Holder of this Note for the enforcement of any payment of principal hereof or any premium or interest hereon on or after the respective due dates expressed herein.

     No reference herein to the Indenture and no provision of this Note or of the Indenture shall alter or impair the obligation of the Corporation, which is absolute and unconditional, to pay the principal of and any premium and interest on this Note at the times, place and rate, and in the coin or currency, herein prescribed.

     As provided in the Indenture and subject to certain limitations therein set forth, the transfer of this Note is registrable in the Security Register, upon surrender of this Note for registration of transfer at the office or agency of the Security Registrar in any place where the principal of and any premium and interest on this Note are payable, duly endorsed by, or accompanied by a written instrument of transfer in form satisfactory to the Corporation and the Security Registrar duly executed by, the Holder hereof or his attorney duly authorized in writing, and thereupon one or more new Notes and of like tenor, of authorized denominations and for the same aggregate principal amount, will be issued to the designated transferee or transferees.

     The Notes are issuable only in registered form without coupons in denominations of $1,000 and any integral multiple thereof. As provided in the Indenture and subject to certain limitations therein set forth, the Notes are exchangeable for a like aggregate principal amount of the Notes and of like tenor of a different authorized denomination, as requested by the Holder surrendering the same.

     No service charge shall be made for any such registration of transfer or exchange, but the Corporation may require payment of a sum sufficient to cover any tax or other governmental charge payable in connection therewith.

     Prior to due presentment of this Note for registration of transfer, the Corporation, the Trustee and any agent of the Corporation or the Trustee may treat the Person in whose name this Note is registered as the owner hereof for all purposes, whether or not this Note be overdue, and neither the Corporation, the Trustee nor any such agent shall be affected by notice to the contrary.

     All terms used in this Note which are defined in the Indenture shall have the meanings assigned to them in the Indenture.

     The Indenture and the Notes issued thereby shall be governed by and construed in accordance with the laws of the State of California.