Form 10-K
period 1999-12-31
EDISON INTERNATIONAL
filed 2000-03-29
CIK 827052

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended                  December 31, 1999
                         -------------------------------------------------------


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of registrant's voting stock held by non-affiliates was approximately $5,642,225,972.50 on or about March 27, 2000, based upon prices reported on the New York Stock Exchange. As of March 27, 2000, there were 347,312,906 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents listed below have been incorporated by reference into the parts of this report so indicated.

(1) Designated portions of the Annual Report to Shareholders for the year ended December 31, 1999......................Parts I, II and IV
(2) Designated portions of the Joint Proxy Statement relating to registrant's 2000 Annual Meeting of Shareholders.......Part III

                                TABLE OF CONTENTS

Item                                                                                                       Page
----                                                                                                       ----
                                     Part I

1.  Business.................................................................................................  1
        Business of Edison International.....................................................................  1
            Forward-Looking Statements.......................................................................  1
            Competitive Environment..........................................................................  2
            Regulation of Edison International...............................................................  3
            Environmental Matters............................................................................  4
            Year 2000 Issue..................................................................................  7
        Business of SCE......................................................................................  7
            Regulation of SCE................................................................................  7
            Changing Regulatory Environment..................................................................  9
            Other Rate Matters............................................................................... 12
            Fuel Supply and Purchased Power Costs............................................................ 17
        Business of the Nonutility Companies................................................................. 18
2.  Properties of SCE........................................................................................ 25
            Existing Utility Generating Facilities........................................................... 25
            SCE Construction Program and Capital Expenditures................................................ 26
            Nuclear Power Matters............................................................................ 26
3.  Legal Proceedings........................................................................................ 29
            Geothermal Generators' Litigation................................................................ 29
            PMNC Litigation.................................................................................. 29
            P.T. Perusahaan Listrik Negara................................................................... 29
            Geothermal Generators' Litigation................................................................ 30
            San Onofre Personal Injury Litigation............................................................ 31
            Mohave Generating Station Environmental Litigation............................................... 31
            Navajo Nation Litigation......................................................................... 32
            Claims Arising from Oil Spill Incidents.......................................................... 32
4.  Submission of Matters to a Vote of Security Holders...................................................... 33
    Executive Officers of the Registrant..................................................................... 33

                                     Part II

5.  Market for Registrant's Common Equity and Related Stockholder Matters.................................... 37
6.  Selected Financial Data.................................................................................. 37
7.  Management's Discussion and Analysis of Results of Operations and Financial Condition.................... 37
7A. Quantitative and Qualitative Disclosures About Market Risk............................................... 37
8.  Financial Statements and Supplementary Data.............................................................. 37
9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................... 37

                                    Part III

10. Directors and Executive Officers of the Registrant....................................................... 37
11. Executive Compensation................................................................................... 38
12. Security Ownership of Certain Beneficial Owners and Management........................................... 38
13. Certain Relationships and Related Transactions........................................................... 38

                                     Part IV

14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
        Financial Statements..................................................................................38
        Report of Independent Public Accountants and Schedules Supplementing Financial Statements............ 39
        Exhibits............................................................................................. 39
        Reports on Form 8-K.................................................................................. 39
        Signatures........................................................................................... 47

                                     PART I

Item 1.  Business

Business of Edison International

Edison International was incorporated on April 20, 1987, under the laws of the State of California for the purpose of becoming the parent holding company of Southern California Edison Company (SCE), a California public utility corporation. As of December 31, 1999, Edison International owned all of the issued and outstanding common stock of SCE and of other subsidiaries engaged in nonutility businesses (Nonutility Companies). These Nonutility Companies are:
Edison Mission Energy (EME), which is engaged in developing, acquiring, owning, and operating electric power generation facilities worldwide; Edison Capital, a provider of capital and financial services for energy and infrastructure projects; Mission Land Company (Mission Land), which is in the business of managing and selling real estate projects; and Edison Enterprises, which provides integrated energy services, utility outsourcing, and consumer products and services.

Edison International is engaged in the business of holding, for investment, the stock of its subsidiaries. At year-end 1999, Edison International had 25 full-time employees, SCE had 13,040 full-time employees, Edison Mission Energy had 3,245 full-time employees, Edison Capital had 115 full-time employees, and Edison Enterprises had 3,145 full-time employees.

The principal executive offices of Edison International are located at 2244 Walnut Grove Avenue, Rosemead, California 91770, and its telephone number is
(626) 302-2222.

                           Forward-Looking Statements

This annual report contains forward-looking statements that reflect Edison International's current expectations and projections about future events based on Edison International's knowledge of present facts and circumstances and assumptions about future events. Other information distributed by Edison International that is incorporated herein or refers to or incorporates this annual report may also contain forward-looking statements. In this annual report and elsewhere, the words "expects," "believes," "anticipates," "estimates," "intends," "plans," and variations of such words and similar expressions are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of the risks, uncertainties and other important factors that could cause results to differ are:

o Actions of regulatory bodies setting rates and implementing the restructuring of the electric utility industry, including, for example, regulatory actions in California that could affect SCE's ability to recover its past investments in utility plant and earn competitive returns, and regulatory actions in various jurisdictions, including other countries, that could affect the business prospects of EME and Edison Capital because of their investments in electric generating and transmission assets and contracts with electric utility companies.

o The effects of new laws and regulations relating to restructuring and other matters, such as pending legislation that would repeal or amend key United States statutes governing the electric industry, and new laws and rules governing electricity trading in the United Kingdom.

o The effects of increased competition in the electric utility business and other energy-related businesses, including among other things the ability of customers to purchase energy and metering and billing services from nonutility energy service providers.

o Changes in the supply, demand and price for electric capacity and energy in relevant markets and the cost and availability of fuel and fuel transportation.

o Unpredictable weather conditions that may affect seasonable patterns of revenue collection, cause changes in demand (and prices) for electricity for heating and cooling purposes, and result in higher costs for repair or maintenance of assets.

o The values and other terms under which SCE is able either to sell or retain electric generation assets, and the associated ratemaking treatment.

o Financial market conditions such as inflation and changes in interest rates and currency exchange rates, which could affect the availability and cost of external financing.

o Risks of doing business in foreign countries, particularly as to EME and Edison Capital, including such things as political instability, expropriation, currency devaluation, currency repatriation, and uncertainties as to legal rights and remedies.

o Power plant construction and operation risks, including cost overruns, strikes, equipment failures and other issues.

o The ability of EME to assimilate substantial generating assets acquired during 1999 and to successfully operate such assets as merchant plants.

o The effects of changes in tax laws or unfavorable interpretation and application of the laws by tax authorities.

o New or increased environmental liabilities associated with power plants and other facilities or operations, resulting from changes in laws, accidents or other events.

o The ability of Edison International and its subsidiaries to create and expand new businesses, such as telecommunications and other energy-related consumer products and services, and to operate such businesses profitably.

o Legal proceedings arising out of commercial disputes, property rights, personal injuries, and other circumstances.

Additional information about the risk factors listed above is contained throughout this annual report. Readers are urged to read this entire report and carefully consider the risks, uncertainties and other factors that affect Edison International's business. The information contained in this report is subject to change without notice. Readers should review future reports filed by Edison International with the Securities and Exchange Commission (SEC).

                             Competitive Environment

SCE currently operates in a highly regulated environment in which it has an obligation to deliver electric service to customers in return for an exclusive franchise within its service territory. This regulatory environment is changing. In the generation sector, SCE has experienced competition from nonutility power producers and regulators are restructuring California's electric utility industry to facilitate additional competition. (See "Business of SCE -- Changing Regulatory Environment" below for a description of these changes.)

Edison International's Nonutility Companies face competitive conditions as well. EME competes with many other companies (including independent power producers that are affiliates of utilities) in selling electric power and steam as well as with electric utilities and others in installing new generating capacity. Edison Capital competes with other investors, including money center banks, major finance and lease companies, and affiliates of public utilities and other Fortune 500 companies, in the market for highly structured transactions. Edison Enterprises, through its various businesses, is engaged in a variety of competitive retail products and services (See "Business of the Nonutility Companies").

                       Regulation of Edison International

Edison International and its subsidiaries are exempt from all provisions, except
Section 9(a)(2), of the Public Utility Holding Company Act of 1935 (Holding Company Act) on the basis that Edison International and SCE are incorporated in the same state and their business is predominately intrastate in character and carried on substantially in the state of incorporation. It is necessary for Edison International to file an annual exemption statement with the SEC, and the exemption may be revoked by the SEC upon a finding that the exemption may be detrimental to the public interest or the interest of investors or consumers. Edison International has no present intention of becoming a registered holding company under the Holding Company Act.

Edison International is not a public utility under the laws of the State of California and is not subject to regulation as such by the California Public Utilities Commission (CPUC). (See "Business of SCE --Regulation of SCE" below for a description of the regulation of SCE by the CPUC.) The CPUC decision authorizing SCE to reorganize into a holding company structure, however, contains certain conditions, which, among other things: (1) ensure the CPUC access to books and records of Edison International and its affiliates which relate to transactions with SCE; (2) require Edison International and its subsidiaries to employ accounting and other procedures and controls to ensure full review by the CPUC and to protect against subsidization of nonutility activities by SCE's customers; (3) require that all transfers of market, technological, or similar data from SCE to Edison International or its affiliates, be made at market value; (4) preclude SCE from guaranteeing any obligations of Edison International without prior written consent from the CPUC;
(5) provide for royalty payments to be paid by Edison International or its subsidiaries in connection with the transfer of product rights, patents, copyrights, or similar legal rights from SCE; and (6) prevent Edison International and its subsidiaries from providing certain facilities and equipment to SCE except through competitive bidding. In addition, the decision provides that SCE shall maintain a balanced capital structure in accordance with prior CPUC decisions, that SCE's dividend policy shall continue to be established by SCE's board of directors as though SCE were a stand-alone utility company, and that the capital requirements of SCE, as determined to be necessary to meet SCE's service obligations, shall be given first priority by the boards of directors of Edison International and SCE.

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

The CPUC has modified certain of the rules in response to petitions from various parties. SCE is still awaiting CPUC decisions on its compliance plan (which includes SCE's interpretation of the rule governing affiliate use of the utility's name and logo). The CPUC decision concerning the name and logo rule may affect the disposition of a pending complaint against SCE filed by the CPUC's Office of Ratepayer Advocates (ORA) and The Utility Reform Network (TURN) with the CPUC, which complaint alleges a violation of that rule by Edison Source in a bulk mailing in 1998.

Additional information about the applicability of certain regulatory requirements to EME is provided below under "Business of the Nonutility Companies."

                              Environmental Matters

Legislative and regulatory activities by federal, state, and local authorities in the United States and regulatory authorities with jurisdiction over Edison International's projects located outside the United States continue to result in the imposition of numerous restrictions on Edison International's operation of existing facilities, on the timing, cost, location, design, construction, and operation by Edison International of new facilities, and on the cost of mitigating the effect of past operations on the environment. These laws and regulations, relating to air and water pollution, waste management, hazardous chemical use, noise abatement, land use, aesthetics, and nuclear control, substantially affect future planning and will continue to require modifications of Edison International's existing facilities and operating procedures. Edison International is unable to predict the extent to which additional regulations may affect its operations and capital expenditure requirements.

The Clean Air Act provides the statutory framework to implement a program for achieving national ambient air quality standards in areas exceeding such standards and provides for maintenance of air quality in areas already meeting such standards. Among other requirements, it also restricts the emission of toxic air contaminants and provides for the reduction of sulfur dioxide emissions to address acid deposition. EME spent $77 million in 1999 and expects to spend approximately $139 million for 2000 and $42 million in 2001 to install upgrades to the environmental controls at the Homer City plant in Pennsylvania to control sulfur dioxide and nitrogen oxide emissions. Similarly, EME plans to upgrade the environmental controls at its Illinois plants to control nitrogen oxide emissions and expects to spend approximately $54 million in 2000, $45 million in 2001 and $80 million in for 2002. Additionally, provisions related to nonattainment, air toxins, permitting of new and existing units, enforcement, and acid rain may affect EME's domestic plants; however, final details of all these programs have not been issued by the United States Environmental Protection Agency (EPA) and state agencies. In addition, at the Ferrybridge and Fiddler's Ferry plants in the United Kingdom, EME expects to incur environmental costs arising from plant modification, totaling approximately $222 million for the 2000 to 2004 period.

In California, pursuant to federal, state and regional Clean Air Act programs, SCE generating stations were required to reduce emissions of oxides of nitrogen and certain other pollutants. During 1998, SCE sold all of its oil- and gas-fueled generating stations within the Mohave Desert Air Quality Management District, Ventura County Air Pollution Control District, and in the Santa Barbara County Air Pollution Control District. SCE has sold all but one of its oil- and gas-fired generating stations within the South Coast Air Quality Management District. The remaining plant, the small diesel-fired Pebbly Beach Generating Station, supplies power to Santa Catalina Island. After the sale of its oil- and gas-fueled generating stations, SCE commenced operation of the facilities under operation and maintenance contracts with the individual owners except for two plants that ceased operation during 1998. SCE will continue to operate those divested facilities as active generating stations for the required two-year period specified by California's electric utility restructuring legislation. SCE's operation of the stations under these operation and maintenance contracts is at the direction and expense of the new owners. SCE is responsible for maintaining the environmental permits for the plants. Among other responsibilities, the new owners, not SCE, are responsible for the purchase and installation of emissions control equipment, and for obtaining trading credits required for the plants under the Regional Clean Air Incentives Market within the South Coast Air Quality Management District.

SCE also owns a 56% undivided interest in the Mohave Generating Station (Mohave Station) located in Laughlin, Nevada, which is subject to certain air quality programs. Several recent developments affect the emission reduction requirements for this facility. Probably the most significant development is the entry of a consent decree voluntarily entered into among certain environmental organizations and the owners of the Mohave facility. This decree resolved a litigation filed on February 19, 1998, by the Sierra Club and the Grand Canyon Trust in the U.S. District Court in Nevada against the facility owners alleging violations of the Nevada State Implementation Plan and applicable air quality permits related to opacity and sulfur dioxide emission limits. (See, "Mohave Generating Station Environmental Litigation," under Item 3 below for additional discussion.) The decree, which was approved by the Court in December 1999, was designed also to address concerns raised by two EPA programs regarding visibility and regional haze. The EPA issued its final rulemaking regarding regional haze regulations on July 1, 1999. The final rule is not expected to impose any additional emissions control requirements on the Mohave Station beyond meeting the provisions of the consent decree. The EPA and SCE also participated in a study to determine the specific impact of air contaminant emissions from the Mohave Station on visibility in Grand Canyon National Park. The final report on this study, which was issued in March 1999, found negligible correlation between measured Mohave Station tracer concentrations and visibility impairment. The absence of any obvious relationship cannot rule out Mohave Station contributions to haze in Grand Canyon National Park, but strongly suggests that other sources were primarily responsible for the haze. Finally, in June 1999, the EPA issued an advanced notice of proposed rulemaking regarding assessment of visibility impairment at the Grand Canyon. SCE filed comments on the proposed rulemaking in November 1999. In a letter to SCE, the EPA has expressed its belief that the controls provided in the consent decree will likely resolve the potential Clean Air Act visibility concerns. The Agency is considering incorporating the decree into the visibility provisions of its Federal Implementation Plan for Nevada.

The Clean Air Act also requires the EPA to carry out a three-year study of risk to public health from the emissions of toxic air contaminants from electric utility steam generating plants, and to regulate such emissions if the Administrator makes certain findings. The study's final report to Congress concluded that mercury from coal-fired utilities is the hazardous air pollutant of greatest potential concern and merits additional research and monitoring to better understand the risks of mercury exposure. Other pollutants that may potentially need further study are dioxins and arsenic from coal-fired plants, and nickel from oil- fired plants. The EPA concluded that the impacts from emissions from gas-fired utilities are negligible and that there is no need for further evaluation of the risks of hazardous air pollutants emitted from such plants.

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

The Resource Conservation and Recovery Act provides the statutory authority for the EPA to implement a regulatory program for the safe treatment, recycling, storage, and disposal of solid and hazardous waste. An unresolved issue remains regarding the degree to which coal waste should be regulated under the act. Increased regulation may result in increased expenses relating to the operation of the Mohave Station.

The Toxic Substances Control Act and accompanying regulations govern the manufacturing, processing, distribution in commerce, use, and disposal of listed compounds, such as polychlorinated biphenyls, a toxic substance used in certain electrical equipment. Current costs for disposal of this substance are immaterial.

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

Edison International's recorded estimated minimum liability to remediate its 45 identified sites is $163 million. The ultimate costs to clean up Edison International's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: (1) the extent and nature of contamination; (2) the scarcity of reliable data for identified sites; (3) the varying costs of alternative cleanup methods; (4) developments resulting from investigatory studies; (5) the possibility of identifying additional sites; and (6) the time periods over which site remediation is expected to occur. Edison International believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $284 million. The upper limit of this range of costs was estimated using assumptions least favorable to Edison International among a range of reasonably possible outcomes. SCE has sold all of its gas- and oil-fueled generation plants (except the Pebbly Beach Generating Station) and has retained some liability associated with the divested properties.

The CPUC allows SCE to recover environmental-cleanup costs at 42 of its sites, representing $90 million of its recorded liability, through an incentive mechanism (SCE may seek to include additional sites). Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs from insurance carriers and other third parties. SCE has successfully settled insurance claims with all responsible carriers. Costs incurred at SCE's remaining sites are expected to be recovered through customer rates. SCE has recorded a regulatory asset of $126 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

Edison International's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that Edison International may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites.

Edison International expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $5 million to $15 million. Recorded costs for 1999 were $14 million.

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

Edison International's projected environmental capital expenditures are $1.5 billion for the 2000--2004 period, mainly for undergrounding certain transmission and distribution lines at SCE and for air pollution control measures at EME.

                                 Year 2000 Issue

Edison International implemented a comprehensive program to address potential Year 2000 computer system impacts, consisting of five phases: inventory, impact assessment, remediation, testing and implementation. Edison International met its goal to have 100% of its critical systems Year 2000-ready by July 1, 1999. A critical system was defined as those applications and systems, including embedded processor technology, which if not appropriately remediated, may have had a significant impact on customers, the health and safety of the public and/or personnel, the revenue stream, or regulatory compliance. Edison International developed Year 2000-related contingency plans, which were in place at year-end 1999.

None of Edison International's critical applications or assets encountered significant problems on or since January 1, 2000, including on and over February 29, 2000, and they continue to operate as expected. Edison International expects business as usual in 2000 as it relates to its Year 2000 computer system issues.

Edison International's Year 2000 costs through December 31, 1999, were $68 million, of which 35% was for capital costs. SCE's current rate levels for providing electric service were sufficient to provide funding for utility-related modifications.

Business of SCE

SCE was incorporated in 1909 under the laws of the State of California. SCE is a public utility primarily engaged in the business of supplying electric energy to a 50,000 square-mile area of Central and Southern California, excluding the City of Los Angeles and certain other cities. This SCE service territory includes approximately 800 cities and communities and a population of more than 11 million people. Beginning in April 1998, pursuant to the restructuring of the California electric utility industry mandated by a 1996 state law, other entities have had the ability to sell electricity in SCE's service territory, utilizing SCE's transmission and distribution lines at tariffed rates. As a part of this utility industry restructuring, SCE sold some of its electric generating plants in 1998. SCE currently retains other electric generating plants, however, and it retains its transmission and distribution lines over which it transmits and distributes the electricity generated by SCE and other generators to the customers in SCE's service territory. As a further part of the industry restructuring, SCE is required for an interim transition period (ending no later than year-end 2001) to sell all SCE-generated electricity to the California Power Exchange (PX) at prices determined by periodic public auctions, and SCE is required to buy any electricity needed to serve SCE's retail customers from the PX at similarly determined prices. In 1999, SCE's total operating revenue was derived from: 37.1%, residential customers; 38.5%, commercial customers; 9.8%, industrial customers; 7.1%, public authorities; 1.5%, agricultural and other customers; and 6.0%, other electric revenue. SCE had 13,040 full-time employees at year-end 1999. SCE comprises the largest portion of the assets and revenue of its parent holding company, Edison International.

                                Regulation of SCE

SCE's retail operations are subject to regulation by the CPUC. The CPUC has the authority to regulate, among other things, retail rates, issuance of securities, and accounting practices. SCE's wholesale operations are subject to regulation by the Federal Energy Regulatory Commission (FERC). The FERC has the authority to regulate wholesale rates as well as other matters, including transmission service pricing, accounting practices, and licensing of hydroelectric projects.

SCE's transmission operations, including other generators' rights of access to SCE's transmission lines, also are subject to regulation by the California Independent System Operator (ISO), an entity that was created by the California restructuring legislation in 1996 and went into operation in 1998. The 1996 restructuring legislation also created the PX, a non-profit entity that conducts frequent electronic auctions of electricity. During an interim transitional period (ending no later than year-end 2001), SCE is required by CPUC order to sell all SCE-generated electricity to the PX and to purchase power needed for retail customers from the PX.

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

The California Coastal Commission has continuing jurisdiction over the coastal permit for San Onofre Nuclear Generating Station Units 2 and 3. Although the units are operating, the permit's mitigation requirements have not yet been completed. California Coastal Commission jurisdiction may continue for several years due to implementation and oversight of permit mitigation conditions, including restoration of wetlands and construction of an artificial reef for kelp.

The Department of Energy has regulatory authority over certain aspects of SCE's operations and business relating to energy conservation, power plant fuel use and disposal, electric sales for export, public utility regulatory policy, and natural gas pricing.

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

The new affiliate transaction rules apply to all utility transactions, including electric utilities, with affiliates engaging in the production of products that use electricity or the providing of services that relate to the use of electricity. Edison International is not subject to these new affiliate transaction rules and continues to be subject to the prior rules. The new affiliate transaction rules are structured to address CPUC concerns regarding market power and cross-subsidization arising out of the new competitive electricity market in California. The new rules are categorized into nondiscrimination standards, disclosure and information standards, and separation standards. The new rules also set forth requirements and restrictions on the utility's offering of certain products and services.

The CPUC has modified certain of the rules in response to petitions from various parties. SCE is still awaiting CPUC decisions on its compliance plan (which includes SCE's interpretation of the rule governing affiliate use of the utility's name and logo). The CPUC decision concerning the name and logo rule may affect the disposition of a pending complaint against SCE filed by the ORA and TURN with the CPUC, which alleges a violation of that rule by Edison Source in a bulk mailing in 1998.

SCE has not yet been materially affected by the new affiliate transaction rules, and it expects that the rules will not materially affect its results of operation or its financial position in the future.

                         Changing Regulatory Environment

SCE's regulatory environment is changing as a result of a 1995 CPUC decision on restructuring and state legislation enacted in 1996. The state legislation, California Assembly Bill 1890 as amended by California Senate Bill 477 (restructuring legislation) substantially adopted the CPUC's restructuring decision by addressing stranded-cost recovery for utilities and providing a certain cost-recovery time period for the transition costs associated with generation-related assets. The restructuring legislation also included provisions to finance a portion of the stranded costs that residential and small commercial customers would have paid between 1998 and 2001, which allowed SCE to reduce rates by at least 10% to these customers, effective January 1, 1998. The restructuring legislation mandated other rates to remain frozen at June 1996 levels (system average of 10.1(cent) per kilowatt-hour), including those for large commercial and industrial customers, and included provisions for continued funding for energy conservation, low-income programs and renewable resources. Despite the rate freeze, SCE expects to be able to recover its revenue requirement during the 1998-2001 transition period. In addition, the restructuring legislation mandated the implementation of the competition transition charge (CTC) (see the detailed discussion in "Revenue and Cost-Recovery Mechanisms" below) that provides utilities the opportunity to recover costs made uneconomic by electric utility restructuring.

Rate Reduction Notes

In December 1997, after receiving approval from the CPUC and the California Infrastructure and Economic Development Bank, a limited liability company created by SCE issued approximately $2.5 billion of rate reduction notes. Residential and small commercial customers, whose 10% rate reduction began January 1, 1998, are repaying the notes over the expected ten-year term through non-bypassable charges based on electricity consumption. There were originally seven classes of notes. The first class, in the amount of $246.3 million, matured in December 1998. The remaining notes consist of six classes with scheduled maturities ranging from less than one year to eight years, with interest rates ranging from 6.14% to 6.42%.

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

SCE's transition costs are being recovered through a non-bypassable CTC. This charge applies to all customers who were using or began using utility services on or after the CPUC's December 1995 restructuring decision date. At the beginning of the transition period, SCE estimated its transition costs to be approximately $10.6 billion (1998 net present value) from 1998 through 2030. This estimate was based on incurred costs, forecasts of future costs and assumed market prices. However, changes in the assumed market prices could materially affect these estimates. Transition costs related to power-purchase contracts are being recovered through the terms of their contracts while most of the remaining transition costs will be recovered through 2001. The potential transition costs are comprised of $6.4 billion from SCE's Qualifying Facilities (QF) contracts, which are the direct result of prior legislative and regulatory mandates, and $4.2 billion from costs pertaining to certain generating assets (including the 1998 sale of SCE's generating plants) and regulatory commitments consisting of costs incurred (whose recovery has been deferred by the CPUC) to provide service to customers. Such commitments include the recovery of income tax benefits previously flowed through to customers, post-retirement benefit transition costs, accelerated recovery of San Onofre Units 2 and 3 and the Palo Verde Nuclear Generating Station units, and certain other costs. During 1998, SCE sold all of its gas- and oil-fueled generation plants (except the Pebbly Beach Generation Station) for $1.2 billion, over $500 million more than the combined book value. Net proceeds of the sales were used to reduce stranded costs, which otherwise were expected to be collected through the CTC mechanism. If events occur during the restructuring process that result in all or a portion of the transition costs being improbable of recovery, SCE could have write-offs associated with these costs if they are not recovered through another regulatory mechanism.

Effective with the commencement of the ISO and PX operations on March 31, 1998, generation costs are subject to recovery through the competitive market and the CTC mechanism, which now includes the nuclear rate-making agreements. Transition cost recovery for most utility generation assets will terminate on the earlier of December 31, 2001, or when these costs are fully collected. The portion of revenue related to fossil and hydroelectric generation operations that are economic is recovered through the market. SCE's operational costs associated with its fossil and hydroelectric plants are being recovered through market revenue. The power sales revenue from fossil and hydroelectric facilities in excess of fossil operational costs and the hydroelectric revenue requirement are credited against transition costs. In 1999, fossil and hydroelectric generation assets had the opportunity to earn a 7.22% return. SCE has filed an application with the CPUC regarding the market valuation of its hydroelectric facilities. (See further discussion below).

The portion of revenue related to fossil and hydroelectric generation operations that are made uneconomic by electric industry restructuring is recovered through the CTC mechanism. The revenue available to recover such uneconomic generation costs will be determined residually by subtracting the other rate components from the total rates. This residual revenue will first be allocated to recovery of FERC-authorized ISO charges for transmission support and for purchases from the PX, and then to recovery of transition costs. Transition costs associated with Qualifying Facilities (QF) and interutility contracts and the acceleration of sunk cost recovery will be subject to annual reasonableness review by the CPUC.

SCE is recovering its investment in its nuclear facilities on an accelerated basis in exchange for a lower authorized rate of return. SCE's nuclear assets are earning an annual rate of return of 7.35%. In addition, the San Onofre's plant's operating costs, including operations and maintenance costs, administrative and general costs, nuclear fuel and nuclear fuel financing costs, and incremental capital costs, are recovered through an incremental cost incentive pricing plan which allows SCE to receive about 4(cent) per kilowatt hour through 2003. The San Onofre plan commenced in April 1996, and ends in December 2001 for the accelerated recovery portion, and in December 2003 for the incentive-pricing portion. The Palo Verde plant's operating costs, including incremental capital costs, and nuclear fuel and nuclear fuel financing costs, are subject to balancing account treatment. The Palo Verde plan for accelerated plant recovery, as well as operating cost recovery through balancing account treatment, commenced in January 1997 and ends in December 2001. Beginning January 1, 1998, both the San Onofre and Palo Verde rate-making plans became part of the CTC mechanism.

In March 1997, SCE filed a transmission owners tariff with the FERC, in conjunction with tariffs filed by the ISO and PX with the FERC in March 1997. Together, these tariffs set forth the rate design and terms and conditions for transmission service provided over SCE's facilities over which the ISO will have operational control. The transmission owners tariff also sets forth SCE's proposed transmission access charge. Additionally, in March 1997, SCE filed a wholesale distribution access tariff. The FERC accepted the tariffs for filing, subject to refund, effective April 1, 1998.

With the commencement of the ISO and PX, transmission cost recovery is now under FERC authority. An Administrative Law Judge (ALJ) decision was issued in March 1999 recommending a 9.68% return on equity (ROE) for transmission assets, compared to the current CPUC return on equity for distribution facilities of 11.6%. In addition, the ALJ proposed a $23 million reduction in the proposed transmission revenue requirement relating to overhead costs, despite the fact that before implementation of the ISO, SCE had been authorized full recovery of these overhead costs in rates at the CPUC. In total, the ALJ decision would result in about a $50 million reduction annually in transmission revenue from the level proposed by SCE of $211 million. Transmission rates have reflected SCE's proposed $211 million transmission revenue requirement since they were implemented in April 1998. As a result of the retail rate freeze contained in the restructuring legislation, instead of being ordered to refund excess payments back to retail customers, SCE expects to be able to credit the amount of these payments against remaining transition costs.

SCE has opposed the ALJ decision and expects that the final FERC decision, expected in early to mid-2000, will be more favorable. In the event that SCE does not prevail on the overhead cost issue at the FERC, SCE does have the opportunity to seek recovery in distribution rates at the CPUC of any overhead costs not allowed in rates by the FERC.

As a part of compliance with the restructuring legislation, in October 1999, SCE filed an application with the CPUC to approve an auction process for its 56% interest in the Mohave Station. A CPUC decision on the auction process is expected in early to mid-2000.

In order to comply with the restructuring legislation, on December 15, 1999, SCE filed an application with the CPUC establishing a market value for its hydroelectric generation-related assets at approximately $1.0 billion (almost twice the assets' book value) and proposing to retain and operate the hydroelectric assets under a performance-based and revenue-sharing mechanism. The application had broad-based support from labor, ratepayer and environmental groups. If approved by the CPUC, SCE would be allowed to recover an authorized, inflation-index operations and maintenance allowance, as well as a reasonable return on capital investment. A revenue-sharing arrangement would be activated if revenue from the sale of hydroelectricity exceeds or falls short of the authorized revenue requirement. SCE would then refund 90% of the excess revenue to ratepayers or recover 90% of any shortfalls from ratepayers. A final CPUC decision is expected by the end of 2000.

On January 7, 2000, SCE filed an application with the CPUC proposing rates that would go into effect when the current rate freeze ends on March 31, 2002, or earlier, depending on the pace of CTC recovery. The proposal seeks CPUC approval of a rate redesign that will result in reduced rates for most customers when SCE completes the first phase of recovery of its transition costs. The proposed new rates are expected to reduce SCE's system average rates by about 17% from current frozen rate levels, based on certain assumptions about competitive energy prices. In addition, SCE's filing proposes to redesign and establish separate transmission and distribution rates to better reflect the actual costs to deliver electricity and serve customers. This pricing approach is consistent with CPUC policies requiring California's major utilities to move toward cost-based transmission and distribution rates.

Restructuring Implementation Costs

In May 1998, SCE filed an application with the CPUC to identify the categories of restructuring implementation costs (including costs related to the start-up and development of both the PX and ISO, and related to the implementation of direct access) and to establish the reasonableness of those costs incurred in 1997. In September 1999, the CPUC approved a settlement agreement between SCE, the ORA and several other parties allowing SCE to recover substantially all (approximately $300 million) of its restructuring implementation costs (incurred and estimated) for the period 1997-2001. In addition, the settlement provides that up to $210 million of generation-related costs (transition costs) that are displaced by recovery of the restructuring implementation costs during the rate freeze may be recovered after December 31, 2001, the date SCE would cease to recover these transition costs under restructuring legislation.

Market Risk Exposures

In July 1999, the PX introduced a block forward energy product. Participants can purchase power up to 12 months in advance in monthly blocks for six days a week and 16 hours a day. Purchasing these blocks hedges against the risk of price spikes in the spot energy markets. SCE has been using the PX's block forward market since it received approval from the CPUC to do so in July 1999. The CPUC set purchasing limits on utility purchases of approximately 2,000 MW. In March 2000, the PX introduced additional forward block products covering different hours. The CPUC granted SCE authority to purchase these new products on March 16, 2000. Furthermore, the CPUC allowed SCE to purchase up to significantly increased limits, reaching 5,200 MW during summer when SCE's demand is at its peak. SCE thus has an increased ability to hedge against high price spikes in the energy markets. Purchases within these authorized limits will be deemed reasonable by the CPUC. The CPUC granted this authority for the duration of the rate freeze.

The PX recently requested authority from the FERC to offer additional products including block forward ancillary services. SCE has filed an Advice Letter to the CPUC requesting authority to participate in these new markets to hedge against price spikes in the ISO's ancillary service spot market. SCE expects a CPUC Decision in the first or second quarter of 2000.

Accounting for Generation-Related Assets

If the CPUC's electric industry restructuring plan continues as described above, SCE will be allowed to recover its transition costs through non-bypassable charges to its distribution customers (although its investment in certain generation assets is subject to a lower authorized rate of return). In 1997, SCE discontinued application of accounting principles for rate-regulated enterprises for its generation assets based on new accounting guidance. The new guidance did not require SCE to write off any of its generation-related assets, including related regulatory assets. SCE has retained these assets on its balance sheet because the restructuring legislation and restructuring plan referred to above make probable their recovery through a non-bypassable charge to distribution customers. The regulatory assets relate primarily to the recovery of accelerated income tax benefits previously flowed through to customers, purchased power contract termination payments and unamortized losses on reacquired debt. The new accounting guidance also permits the recording of new generation-related regulatory assets during the transition period that are probable of recovery through the CTC mechanism.

During the second quarter of 1998, additional guidance was developed related to the application of asset impairment standards to these assets. Using this guidance, SCE reduced its remaining nuclear plant investment by $2.6 billion (as of June 30, 1998) and recorded a regulatory asset on its balance sheet for the same amount. For this impairment assessment, the fair value of the investment was calculated by discounting future net cash flows. This reclassification had no effect on SCE's results of operations.

If during the transition period events were to occur that made the recovery of these generation-related regulatory assets no longer probable, SCE would be required to write off the remaining balance of such assets (approximately $2.6 billion, after tax, at December 31, 1999) as a one-time, non-cash charge against earnings. At this time, SCE cannot predict what other revisions will ultimately be made during the restructuring process in subsequent proceedings or the effect, after the transition period, that competition will have on its results of operations or financial position.

                               Other Rate Matters

CPUC Retail Ratemaking

The CPUC regulates the charges for services provided by SCE to its retail customers. As discussed above in the section on "Changing Regulatory Environment," the nature in which the CPUC regulates SCE is changing. The CPUC has issued final decisions regarding direct access, transition cost recovery, and rate unbundling in the restructuring of the electric industry. These decisions affected cost recovery and rate regulation, and authorized new ratemaking mechanisms which were implemented, replacing the Electric Revenue Adjustment Mechanism, Energy Cost Adjustment Clause (ECAC) and base rates mechanism (pre-restructuring ratemaking mechanisms).

Total rates for all customers are frozen at June 10, 1996, levels, although residential and small commercial customers have received a 10% reduction from the June 10, 1996, rate levels beginning on January 1, 1998. These rate levels will remain in effect for the remainder of the transition period. Under these frozen rates, individual rate components (distribution, transmission, nuclear decommissioning, and public purpose programs) are determined according to CPUC- or FERC- authorized mechanisms, with the generation rate determined residually by subtracting these other components from the total rate. Beginning for rates effective in 1999, the consolidation of the individual rate component changes and the calculation of the residual generation rate are set forth for CPUC approval as part of the Revenue Adjustment Proceeding (RAP). On June 1, 1998, SCE filed its first annual RAP Report in compliance with CPUC directives to: (1) consolidate authorized rates and revenue requirements associated with various proceedings and mechanisms; (2) verify the residual CTC revenue calculation in the Transition Revenue Account (TRA); (3) verify the regulatory account balances which were transferred to the Transition Cost Balancing Account
(TCBA) on January 1, 1998 (See "Annual Transition Cost Proceedings" below for further discussion of the TCBA); (4) streamline certain balancing and memorandum accounts; and (5) review the PX charge/credit calculation. On June 6, 1999, the CPUC issued its final 1998 RAP decision. In compliance with that decision, SCE updated its non-generation rate components in October 1999. To maintain overall frozen rate levels, to the extent non-generation rate components are authorized to change, the generation rate component changes equal and opposite from the non-generation rate component changes. The decision also instructed SCE to include in the 1999 RAP Report a PX credit calculation that reflects the long run marginal costs of customer account managers, customer service representatives, self-provision of ancillary services, and financing costs for purchasing power from the PX.

In June 1999, the CPUC issued a decision regarding unbundling SCE's cost of capital based on major utility functions. The decision was in response to SCE's May 1998 application on this issue. The CPUC found no unbundling adjustment was required in setting 1999 cost of capital for the California electric utilities. Furthermore, the CPUC ruled that SCE's rate of return should continue to be governed by the cost of capital trigger mechanism authorized as part of SCE's performance based ratemaking mechanism. (See discussion under "Revenue and Cost-Recovery Mechanisms.") As a result, SCE's return on equity for 1999 was unchanged at 11.6%.

On August 9, 1999, SCE filed its 1999 RAP Report requesting CPUC approval of the following: (1) consolidation of the 2000 non-generation revenue requirements;
(2) rate levels for 2000, including the residually determined generation rates;
(3) 2000 kWh sales forecast; (4) entries to the TRA for the period June 1, 1998, through May 31, 1999; (5) proposed retention, elimination, and modification of balancing and memorandum accounts; (6) implementation and costs of electric vehicle programs during the record period; (7) administration of SCE's self-generation deferral rate contracts during the record period; and (8) the proposed additional 2 cents/MWh credit to direct access customers associated with SCE's procurement of PX energy for bundled service customers. SCE anticipates a final 1999 RAP decision in the third quarter of 2000.

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

Annual Transition Cost Proceeding (ATCP)

In 1997, the CPUC established the ATCP as the proceeding to determine whether SCE's TCBA entries are recorded pursuant to applicable CPUC decisions and the restructuring legislation, and that certain expenses are justified. The purpose of the TCBA is to provide and account for the recovery by SCE of certain costs associated with the transition to a restructured electric industry in California.

1998 ATCP

On September 1, 1998, SCE filed its first ATCP Report with the CPUC and requested, among other things, that entries made to the TCBA and applicable generation-related memorandum accounts during the record period of January 1, 1998, through June 30, 1998, be found to be justified and in compliance with applicable CPUC decisions and the restructuring legislation. On March 31, 1999, the ORA submitted its Report and made the following recommendations adverse to SCE: (1) $2.37 million in QF shareholder incentive amounts should be disallowed; (2) $3.2 million in employee-related transition costs should be disallowed; and (3) $9.67 million in post-retirement benefits other than pensions (PBOPs) and $5.76 million in long-term disability regulatory assets should be rejected. On June 14, 1999, the ALJ granted SCE's motion to strike the ORA's testimony and recommendations on the third item. Prior to hearings, the ORA and SCE recommended that the CPUC adopt a stipulation and joint recommendation whereby SCE would not recover $895,000 in retention bonuses, and $1.19 million of the total QF shareholder incentive amounts. On October 8, 1999, the matter was submitted to the CPUC.

On January 6, 2000, an ALJ issued a proposed decision adopting the stipulation and joint recommendation as specified above. In addition, the proposed decision provided clarification on the following four accounting issues that impact the operation of the TCBA: (1) It directs SCE and the other utilities to review their estimates of market value for each divested generating plant and recalculate the interest accrued on undercollections of the TCBA during the record period. SCE believes it used the market value accounting directed by the proposed decision; (2) It clarifies the accounting methodology used to estimate the market value of retained generating assets. At this time, SCE believes there will be no materially negative impact on earnings associated with this issue.
(3) It directs SCE to apply the TCBA overcollection of $350.7 million as of June 30, 1998, to further accelerate the depreciation of those transition cost assets with the highest rate of return, and in a manner which provides the greater tax benefits (i.e., to accelerate the recovery of nuclear sunk costs). It also directs SCE to net a $238 million undercollection in the ISO/PX implementation delay memorandum account against the TCBA overcollection in the calculation. SCE estimates a $10 million impact over the entire transition period ending December 31, 2001, if this accounting change is adopted by the CPUC. (4) It disallows the recovery through the TCBA for the Record Period, of certain telecommunications, training, mechanical service shop and warehouse equipment that related to SCE's divested generating plants but was not purchased by the new owners. The net book value of these retained assets is in the $8 million to $10 million range. Comments to the proposed decision were filed in January and a supplemental brief was filed on February 1, 2000.

On February 17, 2000, the ALJ prepared a revised proposed decision that addressed these four matters and left intact other provisions of the proposed decision. The revised proposed decision was approved by the CPUC on the same day. The decision found that SCE's calculation of the TCBA for the Record Period was correct and that SCE appropriately applied the overcollection as of June 30, 1998, to the subsequent undercollection. Therefore, the decision does not require SCE to accelerate recovery of its nuclear assets. The decision changes the accounting methodology used to estimate the market value of retained generating assets and requires that SCE credit the TCBA for the aggregate net book value of SCE's non-nuclear assets, including the land surrounding such assets. SCE's share of the Mohave Station and Four Corners Generating Station (Four Corners) are excluded from this requirement. Ongoing depreciation, taxes, and return will be recovered through market revenue. The decision disallows the recovery through the TCBA for the record period of the retained assets but does not preclude SCE from seeking recovery in future record periods. The disallowance for the 1998 record period was $55,000.

On February 29, 2000, SCE made a request to the CPUC's Executive Director for an extension of time to file the compliance advice letter so that the CPUC could review SCE's soon-to-be filed petition for a stay of the decision, application for rehearing and/or petition for modification of the decision. In a letter dated March 3, 2000, the Executive Director granted SCE an extension of time until May 31, 2000 to file its advice letter compliance filing. At this time, SCE believes there will be no materially negative impact on earnings.

1999 ATCP

On September 1, 1999, SCE filed its 1999 ATCP setting forth entries made to the TCBA and other generation-related accounts for the months of July 1998 through June 1999. The purpose of the ATCP is to ensure the recovery of generation-related transition costs through the TCBA that complies with the guidelines established by the CPUC. The TCBA tracks the recovery of transition costs, including the accelerated recovery of plant balances, QF and purchased power costs, and regulatory assets and obligations. On February 23, 2000, the ORA issued its report and made the following recommendations adverse to SCE: (1) approximately $5 million in post record period adjustments booked after the date of divestiture for capital additions made in 1996 to divested fossil generating plants; (2) $17.2 million related to the termination contract with the Sacramento Municipal Utility District; (3) $147,000 in employee-related transition costs; and (4) an $136,000 adjustment to the QF subaccount of the TCBA. SCE will serve rebuttal testimony on March 29, 2000, and supplemental testimony on April 3, 2000.

Annual Energy Cost Adjustment Clause Proceedings

Through 1998, SCE filed ECAC applications each year with the CPUC regarding its fuel and purchased power expenses, seeking the CPUC's determination that SCE's fuel and purchased power costs, including payments to QFs, were reasonable. These matters are respectively referred to herein as "non-QF matters" and "QF matters."

     QF MATTERS

The ORA issued its report on the 1998 ECAC period on February 19, 1999. The ORA did not identify any reasonableness issues associated with SCE's QF activities during the 1998 period. On November 4, 1999, the CPUC issued its decision approving all of SCE's QF administrative matters in the 1998 ECAC. The 1998 ECAC is SCE's last ECAC application.

     NON-QF MATTERS

     1997 Annual ECAC Record Period

On May 30, 1997, SCE filed its annual reasonableness report requesting that the CPUC find reasonable its fuel and purchased-power costs recorded during the period of April 1, 1996, through March 31, 1997.

The ORA's review of the non-QF operations and costs was consolidated with its review of the non-QF operations and costs for the 1996 ECAC record period. The ORA filed its report on August 18, 1997. In its report, the ORA recommended, among other things: (1) a disallowance of $360,000 associated with an outage at the coal-fired Four Corners; (2) a $200,000 adjustment to the costs recorded in SCE's catastrophic events memorandum account, and (3) a determination that SCE's execution of its natural gas transportation contract with Southwest Gas Corporation be found unreasonable for purposes of CTC eligibility. The January 1998 hearings resulted in a CPUC decision issued on October 22, 1998, adopting the proposed disallowances. The decision found the execution of the Southwest Gas contract reasonable and therefore, any uneconomic costs associated with the contract are to be subject to CTC recovery. The remainder of SCE's non-QF costs and expenses were also found reasonable.

On December 21, 1998, SCE filed a petition for modification of the above decision alleging that it erroneously stated that SCE may seek recovery of its Nuclear Unit Incentive Procedure (NUIP) rewards in the RAP. The CPUC found that SCE's calculation of the NUIP reward was reasonable and it was an error for the CPUC to order another reasonableness review of these rewards which totaled $15.2 million plus interest. The February 18, 1999, CPUC decision granted SCE's petition to modify the 1998 decision and authorized the booking of the NUIP rewards into the TCBA.

     1998 Annual ECAC Record Period

On February 19, 1999, the ORA issued its Reasonableness Report on the 1998 ECAC period and made the following recommendations. The ORA found that SCE's costs ($239.1 million) recorded in the ISO/PX Implementation Delay Memorandum Account (IPDMA) properly reflected the ISO/PX expenses that accrued during the three month delay in the commencement of ISO/PX operations. The ORA also required SCE to include a showing that it undertook all practicable steps to minimize the delay with its request for the recovery of IPDMA costs. The ORA found no evidence to show that SCE caused a delay in the ISO/PX implementation. The ORA recommended two coal generation related disallowances seeking replacement fuel costs based on December 1997 outages of the Mohave Station Units 1 and 2 in the amount of $2.4 million, and a $15.7 million disallowance related to an outage at Four Corners Unit 5. The ORA also recommended disallowances totaling $5.6 million plus interest, to correct for audit errors. Hearings were held in June 1999 and on September 20, 1999, a CPUC ALJ issued a proposed decision that rejected the ORA's recommended disallowances for the outages at Four Corners and the Mohave Station, but adopted the ORA's recommended balancing account adjustment. A CPUC decision issued on November 4, 1999, adopted the ALJ's proposed decision without change.

Palo Verde Nuclear Generating Station

In January 1997, the CPUC authorized a further acceleration of the recovery of SCE's remaining investment of $1.2 billion in Palo Verde Units 1, 2, and 3. The accelerated recovery will continue through December 2001, earning a 7.35% fixed rate of return. The future operating costs, including nuclear fuel and nuclear fuel financing costs, and incremental capital expenditures, are subject to balancing account treatment through 2001. Beginning January 1, 1998, the balancing account became part of the CTC mechanism. The existing NUIP will continue only for purposes of calculating a reward for performance of any unit above an 80% capacity factor for a fuel cycle. Beginning in 2002, SCE will be required to share the net benefits received from the operation of Palo Verde equally with ratepayers.

San Onofre Nuclear Generating Station Units 2 and 3

In April 1996, the CPUC authorized a further acceleration of the recovery of SCE's remaining investment of $2.6 billion in San Onofre Units 2 and 3. The accelerated recovery will continue through December 2001, earning a 7.35% fixed rate of return. San Onofre's operating costs, including nuclear fuel, nuclear fuel financing costs, and incremental capital expenditures, are recovered through an incentive pricing plan which allows SCE to receive about 4(cent) per kWh through December 31, 2003. Beginning January 1, 1998, the accelerated plant recovery and incremental cost incentive pricing became part of the CTC mechanism. Beginning in 2004, SCE will be required to share the benefits received from operation of San Onofre Units 2 and 3 equally with ratepayers.

New Accounting Rules

An accounting rule which requires that costs related to start-up activities be expensed as incurred, became effective January 1, 1999. Although this new accounting rule did not materially affect Edison International's results of operations or its financial position, EME wrote off approximately $14 million in previously capitalized start-up costs in first quarter 1999.

In June 1998, a new accounting standard for derivative instruments and hedging activities was issued. The new standard, which as amended will be effective for Edison International beginning January 1, 2001, requires all derivatives to be recognized on the balance sheet at fair value. Gains or losses from changes in fair value will be recognized in earnings in the period of change unless the derivative is designated as a hedging instrument. Gains or losses from hedges of a forecasted transaction or foreign currency exposure will be reflected in other comprehensive income. Gains or losses from hedges of a recognized asset or liability, or a firm commitment will be reflected in earnings for the ineffective portion of the hedge. SCE anticipates that most of its derivatives under the new standard will qualify for hedge accounting. SCE expects to recover in rates any market price changes from its derivatives that could potentially affect earnings. Edison International is studying the impact of the new standard on its nonutility subsidiaries, and is unable to predict at this time the impact on its financial statements.

                      Fuel Supply and Purchased Power Costs

Since April 1, 1998, SCE has been required to purchase all power for distribution to retail customers from the PX. In 1999, fuel and purchased-power costs, including net PX purchases, were approximately $3.4 billion, which was a 5% decrease from the costs in 1998.

SCE's sources of energy during 1999 were as follows: 58.9% purchased power; 22.0% nuclear; 13.5% coal; and 5.6% hydro.

Average fuel costs, expressed in (cent) per kWh, for the year ended December 31, 1999, were: oil, 7.51(cent); nuclear, 0.41(cent); and coal, 1.23(cent).

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

Assuming normal operation and full utilization of existing on-site storage capacity, San Onofre Units 2 and 3 will maintain full-core offload reserve through 2005. The Nuclear Waste Policy Act of 1982 requires that the United States Department of Energy provide for the disposal of utility spent nuclear fuel beginning January 31, 1998. The Department of Energy has defaulted on its obligation to begin acceptance of spent nuclear fuel from the commercial nuclear industry by that date. Additional spent fuel storage either on-site or at another location will be required to permit continued operations beyond 2005.

Participants at Palo Verde have contractual agreements for uranium concentrates to meet projected requirements through 2000. Independent of arrangements made by other participants, SCE will furnish its share of uranium concentrates requirement through at least 2000 from existing contracts. Contracts covering 100% requirements are in place for conversion through 2000, enrichment through 2002, and fabrication through 2016.

Assuming normal operation and regulatory approval for more condensed on-site spent fuel storage, Palo Verde will maintain full-core offload reserve until the fall of 2003 for Unit 2 and spring and fall of 2004 for Units 1 and 3, respectively. Arizona Public Service, operating agent for Palo Verde, has commenced construction of an interim fuel storage facility that it projects will be completed in 2002.

Business of the Nonutility Companies

The activities of the Nonutility Companies are described below. For Edison International's business segment information for each of the years ended December 31, 1999, 1998, and 1997, see Note 13 of Notes to Consolidated Financial Statements contained in Edison International's 1999 Annual Report to Shareholders incorporated by reference, in part, in this report.

Edison Mission Energy: EME, primarily through its subsidiary corporations, is engaged in the business of developing, acquiring, owning, and operating electric power generation facilities worldwide. As of December 31, 1999, EME subsidiaries held interests in more than 75 projects worldwide, either operating or under construction with an aggregate power production capability of 28,446 MW, of which 22,770 MW are attributable to EME's interests. These facilities are located in California, Florida, Illinois, Nevada, New Jersey, New York, Pennsylvania, Puerto Rico, Virginia, Washington, West Virginia, Australia, Indonesia, Italy, Spain, Thailand, Turkey, United Kingdom, and New Zealand. EME owns interests in oil and gas producing operations and related facilities in various U.S. locations.

EME's activity in the Asia Pacific region commenced in December 1992 with the acquisition of a 51% interest of the 1,000 MW Loy Yang B Power Station (Loy Yang
B) from the State Government of Victoria (State), Australia's first electric privatization effort. In May 1997, a subsidiary of EME acquired the State's 49% interest in Loy Yang B. The first of two 500 MW units at Loy Yang B began commercial operations in October 1993. Unit 2 commenced commercial operations in October 1996. An EME affiliate provides operations and maintenance services for both units.

In April 1995, EME and its partners, Mitsui & Co. Ltd., General Electric Corporation and P.T. Batu Hitam Perkasa, an Indonesian limited liability company, commenced construction of the $2.5 billion Paiton project, a 1,230 MW coal-fired power plant in East Java, Indonesia. The project consists of two units, each of which has a capacity of 615 MW. In January 1996, EME purchased an additional 7.5% from General Electric Corporation, thereby increasing its ownership interest to 40% in P.T. Paiton Energy (Paiton Energy), the Indonesian limited liability company through which EME and its partners own the project.

In May 1999 and July 1999, Units 7 and 8, respectively, achieved commercial operation under the terms of the Power Purchase Agreement (PPA) between Paiton Energy and the state-owned electricity company, PT Perusahaan Listrik Negara
(PLN). Under the PPA, the project's output is fully contracted with PLN. Payments are in Indonesian Rupiah, with the portion of such payments intended to cover non-Rupiah project costs (including returns to investors) indexed to the Indonesian Rupiah/U.S. dollar exchange rate established at the time the PPA was executed in February 1994. PLN's payment obligations are supported by the Government of Indonesia. The projected rate of growth of the Indonesian economy and the exchange rate of Indonesian Rupiah into U.S. dollars have deteriorated significantly since the Paiton project was contracted, approved and financed, thus significantly increasing the cost of power in Rupiah terms to PLN. The project received substantial finance and insurance support from the Export-Import Bank of the United States, the Export-Import Bank of Japan, the U.S. Overseas Private Investment Corporation and the Ministry of International Trade and Industry of Japan. The Paiton project's senior debt ratings have been reduced from investment grade to speculative grade based on the rating agencies' determination that there is increased risk that PLN might not be able to honor its PPA with Paiton Energy. On February 21, 2000, Paiton Energy and PLN executed an interim agreement pursuant to which the PPA will be administered pending a long-term restructure of the PPA. Among other things, the interim agreement provides for dispatch of the project, fixed monthly payments to Paiton Energy by PLN, the first of which was received on March 24, 2000, and the standstill of any further legal proceedings by either party during the term of the interim agreement which runs through December 31, 2000, and may be extended by mutual agreement. (See, "Edison Mission Energy - P.T. Perusahaan Listsrik Negara," under Item 3 below for additional discussion of the legal proceedings.) PLN has also asked that negotiations on a long-term restructuring of the tariff begin in April 2000. Any material modifications of the PPA could also require a renegotiation of the Paiton project's debt agreement. The impact of any such renegotiations with PLN, the Government of Indonesia or the project's creditors on EME's expected return on its investment in the Paiton project is uncertain at this time. However, management believes that EME will ultimately recover its investment in the project.

Kwinana is a 116 MW gas-fired cogeneration project located at the British Petroleum Kwinana refinery near Perth, Australia. The project, which is 100% owned by EME, began commercial operations in December 1996. The project supplies electricity to Western Power (formerly the State Electricity Commission of Western Australia) and both electricity and steam to the British Petroleum Kwinana refinery.

In July 1998, EME, through an indirect, wholly-owned subsidiary, purchased a 25% interest in Tri-Energy, a 700 MW gas-fired power plant under construction in the Ratchaburi Province, Thailand. The project will sell its capacity and energy to the Electricity Generating Authority of Thailand under a 20-year power purchase agreement. Commercial operation is expected in mid 2000.

In May 1999, EME, through its indirect, wholly owned affiliate, acquired 40% of Contact Energy from the government of New Zealand for $635 million. As of December 31, 1999, Contact Energy owns and operates hydroelectric, geothermal and natural gas-fired power generating plants in New Zealand, with a total aggregate capacity of 2,371 MW, of which EME's share is 948 MW. Contact Energy also supplies gas and electricity to customers in New Zealand and also has a minority interest in one power project in Australia.

In the early 1990's, EME acquired the Iberian Hy-Power projects, which consist of 18 small hydroelectric facilities located in Spain (minority interests are owned in three of the projects by third parties), an 80% interest in the 220 MW Roosecote project located in northwest England, and a 33% interest in the 214 MW Derwent project located in Derby, England.

In December 1995, EME purchased all of the outstanding shares of First Hydro Company (First Hydro) for approximately $1 billion (653 million pounds sterling). First Hydro's principal assets are two pumped-storage electric power stations located in North Wales at Dinorwig and Ffestiniog, which have a combined capacity of 2,088 MW. The Dinorwig station, which was commissioned in 1983, comprises six units totaling 1,728 MW. The Ffestiniog station was commissioned in 1963 and comprises four units totaling 360 MW. First Hydro is an independent generating company with three main sources of revenue: (1) selling power into the electricity trading market in England and Wales; (2) providing system support services to The National Grid Company Plc; and (3) selling its installed capacity on a forward basis by entering into contracts for differences, which are electricity rate swap agreements, with large electricity suppliers.

In June 1995, EME (49% ownership) and its partner, ISAB S.p.a. (51% ownership), signed a 20-year power purchase contract with ENEL S.p.a., Italy's state electricity corporation, pursuant to which ENEL S.p.a. will purchase 507 MW of output from the 512 MW ISAB power project, which is located near Siracusa in Sicily, Italy. The project will employ gasification technology to convert heavy oil residues from the ISAB refinery in Priolo Gargallo into clean-burning synthetic fuel gas that will be used to generate electricity in a combustion turbine. The approximately two trillion Italian lira (U.S. $1.3 billion) project financial closing was completed in April 1996, with construction commencing in July 1996. The project is near completion, with commercial operation expected to begin in the first quarter of 2000.

In February 1995, EME (80% ownership) signed a shareholders agreement to develop the $180 million Doga Enerji A.S. project in Esenyurt, near Istanbul, Turkey. In April 1997, EME completed financing and commenced construction of the Doga project. The 180 MW combined cycle, gas-fired cogeneration facility commenced commercial operations in May 1999.

In July 1999, EME acquired 100% of the Ferrybridge and Fiddler's Ferry coal-fired power plants in the United Kingdom with a total generating capacity of 3,886 MW from PowerGen UK plc for approximately

$2.0 billion. These plants, which are in the middle of the order in which plants are called upon to dispatch electric power, complement the pumped-storage hydroelectric power plants EME already owns in the United Kingdom and sell power into the electricity trading market there.

During October 1999, EME acquired the remaining 20% of the 220 MW natural gas-fired Roosecote project located in England.

In March 2000, EME entered into a purchase agreement with a third party to acquire a 50% interest in a series of power projects that are in operation or under development in Italy. All of the projects use wind to generate electricity from turbines which is sold under fixed-price long-term tariffs. The initial purchase price is $22 million with equity contribution obligations of up to $40 million, depending on the number of projects that are ultimately developed.

In December 1998, EME del Caribe, an indirect, wholly owned subsidiary of EME, acquired 50% of the 540 MW EcoElectrica liquefied natural gas (LNG) cogeneration facility under construction in Penuelas, Puerto Rico for approximately $243 million. The project also includes a desalination plant and LNG storage and vaporization facilities and is expected to commence commercial operation by the first quarter of 2000.

In March 1999, EME, through an indirect, wholly owned affiliate, acquired 100% of the 1,884 MW Homer City Generating Station for approximately $1.8 billion. This facility is a coal-fired plant in the mid-Atlantic region of the United States and has direct, high voltage interconnections to both the New York Independent System Operator, which controls the transmission grid and energy and capacity markets for the State of New York and is commonly known as the NYISO and the Pennsylvania-New Jersey-Maryland Power Pool, which is commonly known as the PJM. EME operates the plant, which it believes is one of the lowest-cost generation facilities in the region.

In December 1999, EME, through its wholly owned subsidiary, Midwest Generation LLC, acquired the fossil-fuel generating assets of Commonwealth Edison, which are commonly referred to as the Illinois plants, totaling 6,812 MW of generating capacity. EME operates these plants, which provide access to the Mid-America Interconnected Network and the East Central Area Reliability Council. In connection with this transaction, EME entered into power purchase agreements with Commonwealth Edison with a term of up to five years. Concurrently with this acquisition, EME assigned its right to purchase the Collins Station, a 2,698 MW gas and oil-fired generating station located in Illinois, to a third party. After this assignment, EME entered into a lease of the Collins Station with a term of 33.75 years. The aggregate MW purchased or leased as a result of these transactions is 9,510 MW. The $4.9 billion transaction included amounts paid by a third party lessor in connection with the lease transaction.

On December 31, 1999, EME had total consolidated assets of over $15 billion, consolidated operating revenue of $1.64 billion, and consolidated net income of $130 million.

Currently, a number of EME's domestic operating power production facilities have QF status under the Public Utility Regulatory Policies Act and the regulations promulgated thereunder. QF status exempts the projects from the application of the Holding Company Act, many provisions of the Federal Power Act, and state laws and regulations respecting rates, and financial or organizational regulation of electric utilities. EME, through wholly owned subsidiaries, also has ownership interests in operating power projects that have received exempt wholesale generator status or foreign utility company status as defined in the Holding Company Act and are therefore exempt from regulation under the Holding Company Act. Despite these exemptions, each EME project must still comply with other applicable federal, state, and local laws, including those regarding siting, construction, operation, licensing, and pollution abatement. Some EME subsidiaries have made fuel-related investments and a limited number of non-energy related investments.

EME competes with many other companies, including multinational development groups, equipment suppliers, and other independent power producers (including affiliates of utilities), in selling electric power and steam. EME also competes with electric utilities in obtaining the right to install new generating capacity. Over the past decade, obtaining a power sales contract with a utility has generally become a progressively more difficult, expensive, and competitive process. Many power sales contracts are now awarded by competitive bidding, which both increases the costs of obtaining such contracts and decreases the chances of obtaining such contracts. EME evaluates each potential project in an effort to determine when the probability of success is high enough to justify expenditures in developing a proposal or bid for the project.

Amendments to the Holding Company Act made by the Energy Policy Act have increased the number of competitors in the domestic independent power industry by reducing restrictions applicable to projects that are not QFs under the Public Utility Regulatory Policies Act. Retail wheeling of power, which is the offering by utilities of unbundled retail distribution service, could also lead to increased competition in the independent power market.

Recent developments in foreign regulatory matters affect EME's competitive environment in certain countries.

In July 1998, the United Kingdom (UK) Director General of Electricity Supply proposed to the Minister for Science, Energy and Industry that the current structure of contracts for differences and compulsory trading via the pool at half-hourly clearing prices bid a day ahead be abolished. The UK Government accepted the proposals in October 1998 subject to certain reservations. Following this, further proposals were published by the Regulator in July and October 1999. The proposals include, among other things, the establishment of voluntary long-term forwards and futures markets, organized by independent market operators and evolving in response to demand; voluntary short-term power exchanges operating from 24 to 4-hours before a trading period; a balancing mechanism to enable the system operator to balance generation and demand and resolve any transmission constraints; a mandatory settlement process for recovering imbalances between contracted and metered volumes with stronger incentives for being in balance; and a Balancing and Settlement Code Panel to oversee governance of the balancing mechanism. The Minister for Science, Energy and Industry has recommended that the proposal be implemented by the end of October 2000. It is difficult at this stage to evaluate the future impact of the proposals. However, a key feature of the new trading arrangements is to move to firm physical delivery which means that a generator must deliver, and a consumer take delivery, against their contracted positions or face the uncertain consequences of the system operator buying or selling in the balancing market, on their behalf, and passing the costs back to them. A consequence of this will be to increase greatly the motivation of parties to contract in advance. Recent experience has been that this has placed a significant downward pressure on forward contract prices. Legislation in the form of a Utilities Bill, published on January 20, 2000, is being introduced to allow for the implementation of new trading arrangements and the necessary amendments to generators' licenses. The introduction of the new electricity trading arrangements coupled with uncertainties surrounding the new Utilities Bill and a proposed 'good behavior' clause, discussed below, and an unseasonably warm winter have contributed to a drop in electricity market prices in the first quarter of 2000 and a drop of approximately 20% in the forward electricity price curve for the remainder of the year. As a result of these events, EME expects lower than anticipated revenue from its Ferrybridge and Fiddler's Ferry plants.

The Utilities Bill is scheduled to become law by July 2000. The core of the proposals is a fair deal for consumers through the provision of proper incentives to innovate and improve efficiency, growth of competition, protection for consumers and contribution of the utilities to a better environment. While the UK Government recognizes the need to strike a balance between consumer and shareholder interest, the proposals have far reaching implications for the utilities sector. In December 1999, the UK Director General of Electricity Supply gave notice of an intention to introduce a new condition into the licenses of a number of generators to curb the perceived exercise of market power in the determination of wholesale electricity prices. The majority of the major generators have accepted the new clauses, including Edison

Mission Energy, which has sought and received specific assurances from the Regulator on the definition of market abuse and the way the clauses will be interpreted in the future.

The New Zealand Government has been undergoing a steady process of electric industry deregulation since 1987. Reform in the distribution and retail supply sector began in 1992 with legislation that deregulated electricity distribution and provided for competition in the retail electric supply function. The New Zealand Energy Market, established in 1996, is a voluntary competitive wholesale market which allows for the trading of physical electricity on a half-hourly basis. The Electricity Industry Reform Act, which was passed in July 1998, was designed to increase competition at the wholesale generation level by splitting up Electricity Company of New Zealand Limited, the large state-owned generator, into three separate generation companies. The Electricity Industry Reform Act also prohibits the ownership of both generation and distribution assets by the same entity.

The New Zealand Government announced in February 2000, an Inquiry into the electricity industry. This Inquiry is aimed at assessing present regulatory policy of the government to ensure price competition to the retail customers. The Inquiry panel is expected to report its findings in mid-June 2000, and the Government will then determine whether new legislation is required. The main focus of the Inquiry has been on the monopoly segments of the industry --transmission and distribution.

Over the past two years, EME has shifted its primary focus to the acquisition and operation of competitive generation, both domestically and internationally. It has recently acquired a number of merchant plants, which sell capacity, energy and, in some cases, other services on a competitive basis under bilateral arrangements or through centralized power pools that provide an institutional framework for price setting, dispatch and settlement procedures.

Electric power generated at the Homer City plant is sold under bilateral arrangements with domestic utilities and power marketers under short-term contracts with terms of two years or less, or to the PJM or the NYISO. These pools have short-term markets, which establish an hourly clearing price. The Homer City plant is situated in the PJM control area and is physically connected to high-voltage transmission lines serving both the PJM and NYISO markets. The Homer City plant can also transmit power to the midwestern United States.

Electric power generated at the Illinois plants is sold under a power purchase agreement with Commonwealth Edison, in which Commonwealth Edison will purchase capacity and have the right to purchase energy generated by the Illinois plants. The agreements, which began on December 15, 1999, and have a term of up to five years, provide for capacity and energy payments. Commonwealth Edison will be obligated to make a capacity payment for the plants under contract and an energy payment for the electricity produced by these plants. The capacity payment will provide the Illinois plants revenue for fixed charges, and the energy payment will compensate the Illinois plants for variable costs of production. If Commonwealth Edison does not fully dispatch the plants under contract, the Illinois plants may sell, subject to specified conditions, the excess energy at market prices to neighboring utilities, municipalities, third party electric retailers, large consumers and power marketers on a spot basis. A bilateral trading infrastructure already exists with access to the Mid-America Interconnected Network and the East Central Area Reliability Council.

EME's projects in the United Kingdom sell their electrical energy and capacity through a centralized electricity pool, which establishes a half-hourly clearing price, also referred to as the pool price, for electrical energy. The pool price is extremely volatile and can vary by as much as a factor of ten or more over the course of a few hours, due to the large differentials in demand according to the time of day. First Hydro and Ferrybridge and Fiddler's Ferry mitigate a portion of the market risk of the pool by entering into contracts for differences, which are electricity rate swap agreements related to either the selling or purchasing price of power. These contracts specify a price at which the electricity will be traded, and the parties to the agreement make payments calculated based on the difference between the price in the contract and the pool price for the element of power under contract. These contracts are sold in various structures and act to stabilize revenues or purchasing costs by removing an element of their net exposure to pool price volatility.

The Loy Yang B plant sells its electrical energy through a centralized electricity pool, which provides for a system of generator bidding, central dispatch and a settlements system based on a clearing market for each half-hour of every day. The National Electricity Market Management Company, operator and administrator of the pool, determines a system marginal price each half-hour. To mitigate exposure to price volatility of the electricity traded into the pool, the Loy Yang B plant has entered into a number of financial hedges. From May 8, 1997, to December 31, 2000, approximately 53% to 64% of the plant output sold is hedged under vesting contracts with the remainder of the plant capacity hedged under the State Hedge described below. Vesting contracts were put into place by the State Government of Victoria, Australia, between each generator and each distributor, prior to the privatization of electric power distributors in order to provide more predictable pricing for those electricity customers that were unable to choose their electricity retailer. Vesting contracts set base strike prices at which the electricity will be traded. The parties to the vesting contracts make payments, which are calculated based on the difference between the price in the contract and the half-hourly pool clearing price for the element of power under contract. Vesting contracts are sold in various structures and are accounted for as electricity rate swap agreements. In addition, the Loy Yang B plant has entered into a State Hedge agreement with the State Electricity Commission of Victoria. The State Hedge is a long-term contractual arrangement based upon a fixed price commencing May 8, 1997, and terminating October 31, 2016. The State Government of Victoria, Australia guarantees the State Electricity Commission of Victoria's obligations under the State Hedge.

Edison Capital: Edison Capital is a provider of capital and financial services in energy and infrastructure projects, including power generation, electric transmission and distribution, transportation, telecommunications, and affordable housing. Since its formation in 1987, Edison Capital has participated in approximately $20 billion in transactions. On December 31, 1999, Edison Capital had total consolidated assets of $2.7 billion and, for the year then ended, consolidated revenue of $282 million and net income of $129.4 million. Edison Capital invested $270 million in energy and infrastructure projects and $132 million in affordable housing in 1999, and started 2000 with a number of projects in development.

Europe -- Continuing its participation in the infrastructure leasing market, Edison Capital invested $116 million in a telecommunications duct network with Swisscom, Switzerland's partially privatized, government majority-owned national telecommunications company. Located in northeast Switzerland, the duct network carries all voice and data traffic. In its first participation in an EME project, Edison Capital provided $243 million of mezzanine financing for the acquisition of the Ferrybridge and Fiddler's Ferry generating stations in northern England. This financing was committed in 1999 and closed in January 2000. Edison Capital has committed $125 million to co-sponsor a new $525 million Emerging Europe Infrastructure Fund L.P., which will invest in electricity and infrastructure projects in Central and Eastern Europe. American International Group Inc. (AIG) and ABN-AMRO are the other co-sponsors of the fund. During 1999, Edison Capital closed its second United Kingdom Private Finance Initiative transaction with an $8 million mezzanine investment in King's Hospital.

United States -- Four wind-energy projects were placed into service in which Edison Capital has an aggregate investment of $108 million. All of the projects are located in the Midwest, including Edison Capital's most recent investment in Enron Wind Corp.'s Storm Lake I. The newly constructed 112.5-MW project, located along the Buffalo Ridge in Iowa, ranks as the largest wind project in the country.

Latin America -- Edison Capital continued to develop its Latin American presence through its active participation in the $1 billion AIG-GE Latin American Infrastructure Fund (LAIF). This fund is in the latter stages of its investment cycle, with approved investments totaling 60 percent of Edison Capital's original $80 million commitment. Through the fund in 1999, Edison Capital invested $13.6 million in seven projects. Together with LAIF and AIG, Edison Capital committed $20 million to Mandeville, a $100 million cable television joint venture in Mexico. Mandeville was formed to acquire existing cable television systems and fund the expansion of Mexico's communications infrastructure. During the year, Mandeville closed the acquisition of two existing cable television systems in Cancun and Merida.

Asia -- Edison Capital entered the Asian market in 1998 through its $100 million commitment and active participation in the $1.7 billion AIG Asian Infrastructure Fund II. Through its participation in the fund in 1999, Edison Capital closed investments of $25 million in five projects.

Affordable Housing -- Over the past 12 years, Edison Capital has invested more than $1 billion in more than 330 affordable housing projects representing 26,000 housing units in 35 states. During 1999, the company closed $132 million in investments, and committed $161 million. Edison Capital completed five syndications of affordable housing properties during the year. The John Stewart Company, the housing management subsidiary of Edison Capital, increased its units under management by 61 percent. The company also signed a lease with the Treasure Island Development Authority (City of San Francisco) for the rehabilitation, marketing and management of 766 housing units in conjunction with the closure of the Treasure Island Naval Station and conversion to public use.

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

Edison Capital competes with other equity investors in the energy/infrastructure finance market. These firms include money center banks, major finance and lease companies, affiliates of various public utilities, and other Fortune 500 firms. In addition, competition exists for long-term equity and convertible debt investments in global energy/infrastructure projects. This competition comes from multinational investors in addition to those firms mentioned above.

Since low-income housing tax credits were permanently extended by Congress in 1993, competition for affordable housing projects with tax credits has increased significantly. Edison Capital maintains market share in the affordable housing market by providing property management and other value added services to sponsors, working closely with sponsors and lenders to facilitate the financing of projects providing development loans to sponsors, and developing projects on a limited basis.

Mission Land Company - Mission Land was formed to develop, own and manage industrial parks and other real property investments. Mission Land plans to exit the real estate business in an orderly manner and to recover a substantial amount of the outstanding investment. Real estate assets have been reduced substantially from peak levels in 1992. At December 31, 1999, Mission Land had total consolidated assets of $112 million and, for the year then ended, consolidated operating revenue of $10 million and net income of $0.3 million.

Edison Enterprises: Edison Enterprises was organized to own the stock and coordinate the activities of Edison International's retail products and services business. The current Edison Enterprises businesses include Edison Select, Edison Source, and Edison Utility Services.

     Edison Select: Edison Select is engaged in the business of providing home services to consumers, and currently provides electrical repair services under the Edison OnCall name, as well as providing security services through Edison Security. In 1998, Edison Enterprises acquired Westec Residential Security, Inc. and Valley Burglar and Fire Alarm Company, Inc., which significantly expanded Edison Select's residential security business.

      Edison Source: Edison Source is engaged in the business of integrated energy outsourcing. Integrated energy outsourcing services include the energy efficient retrofit, operation, and maintenance of refrigeration, heating, ventilating, air conditioning, lighting, and other electrical systems equipment.

     Edison Utility Services: Edison Utility Services offers a diverse range of services to electric utilities in the U.S. and Canada, including billing, outage management, and transmission and distribution outsourcing.

Item 2.  Properties of SCE

The principal properties of SCE are described below. Properties of EME and Edison Capital are discussed above under "Business of the Nonutility Companies."

                     Existing Utility Generating Facilities

SCE owns and operates one diesel-fueled generating plant located on Santa Catalina island, 37 hydroelectric plants, and an undivided 75.05% interest (1,614 MW net) in San Onofre Units 2 and 3. These plants are located in Central and Southern California.

SCE also owns a 15.8% (590 MW net) share of Palo Verde which is located near Phoenix, Arizona. SCE owns a 48% undivided interest (754 MW net) in Units 4 and 5 at Four Corners, which is a coal-fueled steam electric generating plant located in New Mexico. Palo Verde and Four Corners are operated by other utilities. SCE operates and owns a 56% undivided interest (885 MW) in the Mohave Station, which consists of two coal-fueled steam electric generating units in Clark County, Nevada. At year-end 1999, the existing SCE-owned generating capacity (summer effective rating) was divided approximately as follows: 44.2% nuclear, 32.4% coal, 23.2% hydroelectric, and 0.2% diesel. Pursuant to California's restructuring legislation, SCE filed an application with the CPUC on October 14, 1999, seeking authority to hold an auction to sell SCE's ownership interest in the Mohave Station. A CPUC decision on the auction process is expected in early to mid-2000.

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

The 37 hydroelectric plants (some with related reservoirs) have an effective operating capacity of 1,156 MW, and are, with five exceptions, located in whole or in part on lands of the U.S. pursuant to 30- to 50-year governmental licenses that expire at various times between 1999 and 2029. Such licenses impose numerous restrictions and obligations on SCE, including the right of the United States to acquire projects upon payment of specified compensation. When existing licenses expire, FERC has the authority to issue new licenses to third parties, but only if their license application is superior to SCE's and then only upon payment of specified compensation to SCE. Any new licenses issued to SCE are expected to be issued under terms and conditions less favorable than those of the expired licenses. SCE's applications for the relicensing of certain hydroelectric projects with an aggregate effective operating capacity of 113.32 MW are pending. Annual licenses have been issued to SCE hydroelectric projects that are undergoing relicensing and whose long-term licenses have expired. The annual licenses will be renewed until the long-term licenses are issued. SCE filed an application with the CPUC on December 15, 1999, seeking authorization to market value and retain the ownership and operation of the hydroelectric plants pursuant to the state's electric utility industry restructuring legislation.

The capacity factors in 1999 for SCE's principal generation resources were:
43.3% for SCE's hydroelectric plants (lower than average due to below-normal water conditions); 88.4% for San Onofre; 70.8% for the Mohave Station; 79.4% for Four Corners Units 4 and 5; and 93% for Palo Verde.

Substantially all of SCE's properties are subject to the lien of a trust indenture securing First and Refunding Mortgage Bonds (Trust Indenture), of which approximately $2.2 billion in principal amount was outstanding on December 31, 1999. Such lien and SCE's title to its properties are subject to the terms of franchises, licenses, easements, leases, permits, contracts, and other instruments under which properties are held or operated, certain statutes and governmental regulations, liens for taxes and assessments, and liens of the trustees under the Trust Indenture. In addition, such lien and SCE's title to its properties are subject to certain other liens, prior rights and other encumbrances, none of which, with minor or unsubstantial exceptions, affect SCE's right to use such properties in its business, unless the matters with respect to SCE's interest in Four Corners and the related easement and lease referred to below may be so considered.

SCE's rights in Four Corners, which is located on land of The Navajo Nation of Indians under an easement from the U.S. and a lease from The Navajo Nation, may be subject to possible defects. These defects include possible conflicting grants or encumbrances not ascertainable because of the absence of, or inadequacies in, the applicable recording law and the record systems of the Bureau of Indian Affairs and The Navajo Nation, the possible inability of SCE to resort to legal process to enforce its rights against The Navajo Nation without Congressional consent, possible impairment or termination under certain circumstances of the easement and lease by The Navajo Nation, Congress, or the Secretary of the Interior, and the possible invalidity of the Trust Indenture lien against SCE's interest in the easement, lease, and improvements on Four Corners.

                SCE Construction Program and Capital Expenditures

Cash required by SCE for its capital expenditures totaled $984 million in 1999, $861 million in 1998 and $685 million in 1997. Construction expenditures for the 2000--2004 period are forecasted at $4.8 billion.

In addition to cash required for construction expenditures for the next five years as discussed above, $2.4 billion is needed to meet requirements for long-term debt maturities and sinking fund redemption requirements.

SCE's estimates of cash available for operations for the five years through 2004 assume, among other things, the receipt of adequate and timely rate relief and the realization of its assumptions regarding cost increases, including the cost of capital. SCE's estimates and underlying assumptions are subject to continuous review and periodic revision.

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

In 1996, the CPUC adopted SCE's San Onofre Unit 2 and 3 proposal under which SCE would have recovered its remaining investment in the San Onofre Units at a reduced rate of return of 7.35%, but on an accelerated basis during the eight-year period from the effective date in 1996 through December 31, 2003. California's restructuring legislation, however, requires the recovery of the San Onofre investment to be completed by December 31, 2001. In addition, the traditional cost-of-service ratemaking for San Onofre Units 2 and 3 was superseded by an incentive pricing plan in which SCE's customers pay a preset price for each kWh of energy generated at San Onofre during the eight-year period. The restructuring legislation allows for the continuation of the incentive pricing plan through December 31, 2003. SCE was compensated for the incremental costs required for the continued operation of San Onofre Units 2 and 3 with revenue earned through the incentive pricing plan. SCE also retained the ability to request recovery of the cost of fuel consumed for generation of replacement energy for periods in which San Onofre will not generate power through ECAC filings and, beginning in 1998, as part of ATCP. The restructuring legislation also allows SCE to continue to collect funds for decommissioning expenses through traditional ratemaking treatment.

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

In 1996, SCE filed its Palo Verde Proposal Application requesting adoption of a new rate mechanism for Palo Verde consistent with that of San Onofre Units 2 and
3. On November 15, 1996, SCE, the ORA, and TURN entered into a settlement agreement, which was approved by the CPUC on December 20, 1996. The agreement allows SCE to recover its remaining investment in the Palo Verde units by December 31, 2001, at a reduced rate of return of 7.35% consistent with the restructuring legislation. The settling parties agreed that SCE would recover its share of Palo Verde incremental operating costs, except if those costs exceed 95% of the levels forecast by SCE in its application by more than 30% in any given year. In such cases, SCE must demonstrate that the aggregate amount of the costs exceeding the forecast in that year is reasonable. If the annual Palo Verde site gross capacity factor is less than 55% in a calendar year, SCE will bear the burden of proof to demonstrate that the site's operations causing the gross capacity factor to fall below 55% were reasonable in that year. If operations are determined to be unreasonable by the CPUC, SCE's replacement power purchases associated with that period of Palo Verde operations below 55% gross capacity factor may be disallowed.

Beginning in 2002, the net benefits of future operation of Palo Verde Units 1, 2, and 3 will be shared equally between shareholders and customers. Likewise, beginning in 2004, the benefits of future operation of San Onofre Units 2 and 3 will be shared equally between shareholders and customers.

San Onofre Nuclear Generating Station

In 1992, the CPUC approved a settlement agreement between SCE and the ORA to discontinue operation of Unit 1 at the end of its then-current fuel cycle. In November 1992, SCE discontinued operation of Unit 1. As part of the agreement, SCE recovered its remaining investment over a four-year period ending August 1996. On December 21, 1998, SCE filed an application with the CPUC requesting authorization to access its nuclear decommissioning trust funds for Unit 1 for the purpose of commencing decommissioning of Unit 1 in 2000. On March 8, 1999, SCE, SDG&E, the ORA and TURN entered into a settlement agreement that provided for SCE to access its nuclear decommissioning trust funds for Unit 1 decommissioning. On June 3, 1999, the CPUC adopted the settlement agreement. On December 6, 1999, SCE applied for a coastal permit to demolish and remove San Onofre Unit 1 buildings and other structures and to construct a temporary used fuel storage facility (also referred to as an independent spent fuel storage installation) as part of the San Onofre Unit 1 decommissioning project. On February 15, 2000, the California Coastal Commission approved SCE's application. Decommissioning of Unit 1 is now underway and it is anticipated that decommissioning will continue through 2008. At that time, San Onofre Unit 1 will be completely dismantled and only the spent nuclear fuel will remain on-site in an independent spent fuel storage installation. All of SCE's reasonable San Onofre Unit 1 decommissioning costs will be paid from its nuclear decommissioning trust funds.

The San Onofre Units 2 and 3 steam generators have performed relatively well through the first 15 years of operation, with low rates of ongoing steam generator tube degradation. The steam generator design allows for the removal of up to 10% of the tubes before the rated capacity of the unit must be reduced. As a result of the increased degradation found during a 1997 inspection, a mid-cycle inspection outage was conducted in early 1998 for Unit 2. Continued degradation was found during this inspection. A favorable or decreasing trend in degradation was observed during inspection in the scheduled refueling outage in January 1999 and as a result, a mid-cycle inspection outage in 2000 is expected to be unnecessary. With the results from the January 1999 outage, 7.5% of the tubes have now been removed from service.

During Unit 3's refueling outage, which was completed in May 1999, a complete inspection of the steam generator tubes was performed. Results obtained were within expectations. To date, 5.4% of Unit 3's tubes have been removed from service.

Palo Verde Nuclear Generating Station

Based on the latest available data, Arizona Public Service (APS), the operator of Palo Verde, estimates that the Unit 1 and Unit 3 steam generators should operate for the 40-year licensed operating life of those units, although APS continues to monitor the situation. Installation of new steam generators in Unit 2 has been approved by the participants and is planned in 2003. APS has indicated to the participants that it believes that replacement of the Unit 2 steam generators would cost between $100 million and $150 million. SCE estimates that this cost could be higher, such that its share of this cost would be between $16 million and $30 million plus replacement power costs.

Nuclear Facility Decommissioning

Decommissioning of San Onofre Unit 1 commenced in 1999 (See "San Onofre Nuclear Generating Station" above for additional discussion). On March 9, 2000, the NRC amended the operating licenses for San Onofre Units 2 and 3 to allow both units to operate through 2022. Prior to this amendment, the NRC operating licenses for San Onofre allowed both units to operate through 2013. SCE plans to decommission San Onofre Units 2 and 3 in 2013 and Palo Verde at the end of each unit's operating license by a removal method authorized by the NRC. The San Onofre Units 2 and 3 and Palo Verde operating licenses currently expire in 2022 and 2028, respectively. Decommissioning is estimated to cost $2.0 billion in current-year dollars based on site-specific studies performed in 1998 for San Onofre and Palo Verde. This estimate considers the total cost of decommissioning and dismantling the plant, including labor, material, burial, and other costs. The site-specific studies are updated approximately every three years. Changes in the estimated costs, timing of decommissioning, or the assumptions underlying these estimates could cause material revisions to the estimated total cost to decommission.

Decommissioning expense was $124 million in 1999 and $164 million in 1998. The accumulated provision for decommissioning was $1.3 billion at December 31, 1999, and $ 1.2 billion at December 31, 1998. The estimated costs to decommission San Onofre Unit 1 ($360 million in 1998 dollars) are recorded as a liability.

Decommissioning funds collected in rates are placed in independent trusts which, together with accumulated earnings, will be utilized solely for decommissioning.

Nuclear Insurance

Federal law limits public liability claims from a nuclear incident to $9.5 billion. SCE and other owners of San Onofre and Palo Verde have purchased the maximum private primary insurance available ($200 million). The balance is covered by the industry's retrospective rating plan that uses deferred premium charges to every reactor licensee if a nuclear incident at any licensed reactor in the U.S. results in claims and/or costs which exceed the primary insurance at that plant site. Federal regulations require this secondary level of financial protection. The NRC exempted San Onofre Unit 1 from this secondary level, effective June 1994. The maximum deferred premium for each nuclear incident is $88 million per reactor, but not more than $10 million per reactor may be charged in any one year for each incident. Based on its ownership interests, SCE could be required to pay a maximum of $175 million per nuclear incident. It would have to pay, however, no more than $20 million per incident in any one year. Such amounts include a 5% surcharge if additional funds are needed to satisfy public liability claims and are subject to adjustment for inflation. If the public liability limit above is insufficient, federal regulations may impose further revenue-raising measures to pay claims, including a possible additional assessment on all licensed reactor operators.

Property damage insurance covers losses up to $500 million, including decontamination costs, at San Onofre and Palo Verde. Decontamination liability and property damage coverage exceeding the primary $500 million has also been purchased in amounts greater than federal requirements. Additional insurance covers part of replacement power expenses during an accident-related nuclear unit outage. These policies are issued by a mutual insurance company owned by utilities with nuclear facilities. If losses at any nuclear facility covered by the arrangement were to exceed the accumulated funds for these insurance programs, SCE could be assessed retrospective premium adjustments of up to $19 million per year. Insurance premiums are charged to operating expense.

Item 3.  Legal Proceedings

Edison International

                        Geothermal Generators' Litigation

Edison International and two of its nonutility subsidiaries, The Mission Group, and Mission Power Engineering Company, have been named as defendants in a lawsuit more fully described under "Southern California Edison Company - Geothermal Generators' Litigation."

Edison Mission Energy

                                 PMNC Litigation

In February 1997, a civil action was commenced in the Superior Court of the State of California, Orange County, entitled The Parsons Corporation and PMNC v. Brooklyn Navy Yard Cogeneration Partners, L.P. (Brooklyn Navy Yard), Mission Energy New York, Inc. and B-41 Associates, L.P., in which plaintiffs assert general monetary claims under the construction turnkey agreement in the amount of $136.8 million. In addition to defending this action, Brooklyn Navy Yard has also filed an action in the Supreme Court of the State of New York, Kings County entitled Brooklyn Navy Yard Cogeneration Partners, L.P. v. PMNC, Parsons Main of New York, Inc., Nab Construction Corporation, L.K. Comstock & Co., Inc. and The Parsons Corporation, asserting general monetary claims in excess of $13 million under the construction turnkey agreement. On March 26, 1998, the Superior Court in the California action granted PMNC's motion for attachment against Brooklyn Navy Yard in the amount of $43 million and PMNC subsequently attached three checking accounts in the amount of $0.5 million. Brooklyn Navy Yard has appealed the attachment order. On the same day, the Court stayed all proceedings in the California action pending the New York action. That appeal was denied following a hearing on September 29, 1998. On March 9, 1999, Brooklyn Navy Yard filed a partial Motion for Summary Judgment in the New York action which was ultimately denied. In December 1999, Brooklyn Navy Yard appealed the orders denying partial Summary Judgment. The appeal and the commencement of discovery were suspended until June 2000, to allow for voluntary mediation between the parties. The mediation ended unsuccessfully on March 23, 2000. EME has agreed to indemnity Brooklyn Navy Yard and its partner in the venture from all claims and costs arising from or in connection with the contractor litigation.

                         P. T. Perusahaan Listrik Negara

As discussed in Item 1 above under "Business of the Nonutility Companies," EME owns a 40% interest in Paiton Energy, which constructed the Paiton project in East Java, Indonesia. The Paiton project has achieved commercial operation. Pursuant to the power purchase agreement with PLN, Indonesia's state-owned electricity company, PLN is obligated to purchase the capacity and energy of the Paiton project.

On October 7, 1999, PLN announced that it had filed a lawsuit in the Central Jakarta District Court against Paiton Energy seeking to annul the power purchase agreement, notwithstanding that Paiton Energy continued to seek a negotiated basis on which to operate the plant for an interim period during which the parties could discuss longer term remedies for the effect on the project of the current financial crisis affecting Indonesia. In its complaint, PLN generally alleged that the contract was the result of corruption, cronyism and nepotism, was one-sided and against the public interest. The terms of the power purchase agreement provide that any disputes with respect thereto must be submitted to arbitration in Stockholm, Sweden, and cannot be brought in the courts of any country. Accordingly, immediately following the filing of PLN's lawsuit, Paiton Energy commenced an arbitration in accordance with the terms of the power purchase agreement in order to confirm the validity of the agreement and to protect the interests of Paiton Energy's shareholders, lenders and other credit support providers.

On January 20, 2000, pursuant to an understanding between PLN and Paiton Energy committing to negotiate an agreement on an interim arrangement, PLN withdrew its lawsuit and Paiton Energy withdrew the arbitration proceedings against PLN and the Government of Indonesia.

On February 21, 2000, PLN and Paiton Energy executed an interim agreement pursuant to which the power purchase agreement will be administered pending a long term restructuring of the power purchase agreement. Among other things, the interim agreement provides for dispatch of the Paiton project, fixed monthly payments to Paiton Energy by PLN and the standstill of any further legal proceedings by either party during the term of the interim agreement, which continues through December 31, 2000 and may be extended by mutual agreement.

Southern California Edison Company

                        Geothermal Generators' Litigation

On June 9, 1997, SCE filed a complaint in Los Angeles County Superior Court against an independent power producer of geothermal generation and six of its affiliated entities (Coso parties). SCE alleges that in order to avoid power production plant shutdowns caused by excessive noncondensable gas in the geothermal field brine, the Coso parties routinely vented highly toxic hydrogen sulfide gas from unmonitored release points beginning in 1990 and continuing through at least 1994, in violation of applicable federal, state, and local environmental law. According to SCE, these violations constituted material breaches by the Coso parties of their obligations under their contracts with SCE and applicable law. SCE seeks damages for excess power purchase payments made to the Coso parties and other relief. The Coso parties' motion to transfer venue to Inyo County Superior court was granted on August 31, 1997.

The Coso parties filed a cross-complaint against SCE, The Mission Group, and Mission Power Engineering Company (Mission parties), which contains claims for breach of contract, unfair competition, interference with contract, defamation, breach of an earlier settlement agreement between the Mission parties and the Coso parties, and other claims. As against SCE, the cross-complaint seeks restitution, compensatory damages in excess of $115 million, punitive damages in an amount not less than $400 million, interest, attorney's fees, declaratory relief, and injunctive relief. As against the Mission parties, the cross-complaint seeks damages for breach of warranty of authority with respect to the settlement agreement, and for equitable indemnity. Edison International was named as a cross-defendant, allegedly as an alter ego of SCE and the Mission parties. The Coso parties voluntarily dismissed the claims against Edison International.

Three of the Coso Parties also filed a separate action in the Inyo County Superior Court against SCE and Edison International, alleging claims for unfair competition, false advertising and for violations of Public Utilities Code ss. 2106, and seeking injunctive relief, restitution, and punitive damages. The Court ordered this action consolidated with the SCE action.

Effective February 8, 2000, the parties entered into confidential agreements resolving all claims in the consolidated action and calling for dismissals with prejudice and releases. The settlement is subject to the approval of the CPUC. On February 10, 2000, the Court approved a stipulation staying all proceedings during the period required to obtain CPUC approval. SCE is in the process of preparing an application to obtain such approval. The settlement is not expected to have a material financial effect on SCE.

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

On November 17, 1995, an SCE employee and his wife sued SCE in the U.S. District Court for the Southern District of California. Plaintiffs also named Combustion Engineering. The trial in this case resulted in a jury verdict for both defendants. The plaintiffs' motion for a new trial was denied. Plaintiffs filed an appeal of the trial court's judgment to the Ninth Circuit Court of Appeal. Briefing on the appeal was completed in January 1999, oral argument took place on February 10, 2000, and the matter was taken under submission. A decision is not expected until spring or early summer of 2000.

On November 28, 1995, a former contract worker at San Onofre, her husband, and her son, sued SCE in the U.S. District Court for the Southern District of California. Plaintiffs also named Combustion Engineering. On August 12, 1996, the Court dismissed the claims of the former worker and her husband with prejudice, leaving only the son as plaintiff. Pursuant to an agreement of the parties as described below, all proceedings in the matter have been stayed.

In March of 1999, SCE reached an agreement with the plaintiffs in both of the cases at the U.S. District Court level to stay all proceedings including trial, pending the results of the case currently before the Ninth Circuit Court of Appeal. The parties agreed that if the plaintiffs do not receive a favorable determination on appeal then the two cases at the District Court level will be dismissed. If, however, those plaintiffs receive a favorable determination on their appeal, then the two District Court cases will be set for trial. On March 23, 1999, the District Court approved the parties' stay agreement in both cases.

SCE was previously involved, along with other defendants, in two earlier cases raising allegations similar to those described above. Although SCE is no longer actively involved in these actions, the impact on SCE, if any, from further proceedings in those cases against the remaining defendants cannot be determined at this time.

               Mohave Generating Station Environmental Litigation

On February 19, 1997, the Sierra Club and the Grand Canyon Trust filed suit in the U.S. District Court of Nevada against SCE and the other three co-owners of the Mohave Station. The lawsuit alleged that the Mohave Station has been violating various provisions of the Clean Air Act, the Nevada State Implementation Plan, certain EPA orders, and applicable pollution permits relating to opacity and sulfur dioxide emission limits over the last five years. The plaintiffs sought declaratory and injunctive relief as well as civil penalties. The Clean Air Act calls for a maximum civil penalty of $25,000 per day per violation. SCE and the co-owners obtained an extension to respond to the complaint pending the court's ruling on a motion to dismiss filed by the defendants. The plaintiffs filed an opposition to the defendants' motion to dismiss as well as a separate motion for partial summary judgment on May 8, 1998.

On June 4, 1998, the plaintiffs served SCE and the other Mohave Station co-owners with a 60-day supplemental notice of intent to sue. This supplemental notice identified additional causes of action as well as an additional plaintiff (National Parks and Conservation Association) to be added to the proceedings. On November 12, 1998, the court bifurcated the liability and damage phases of the case and granted plaintiffs' motion to amend the complaint to add the National Parks and Conservation Association as a plaintiff.

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

On October 6, 1999, the parties filed a consent decree with the Federal District Court in Las Vegas, requesting the judge to approve the decree, and simultaneously dismiss the lawsuit. The decree provides that certain environmental control hardware (lime spray dryers, fabric filter baghouses and low NOx burners) should be installed on the facility by December 31, 2005, or else the Mohave Station will not be able to operate as a coal-fired facility after such date. The consent decree was signed by the court on December 15, 1999.

                            Navajo Nation Litigation

On June 18, 1999, SCE was served with a complaint filed by the Navajo Nation in the United States District Court for the District of Columbia against Peabody Holding Company and certain of its affiliates (Peabody), Salt River Project Agricultural Improvement and Power District, and SCE. The complaint asserts claims against the defendants for, among other things, violations of the federal RICO statute, interference with fiduciary duties and contractual relations, fraudulent misrepresentation by nondisclosure, and various contract-related claims. Peabody supplies coal from mines on Navajo Nation lands to the Mohave Station. The complaint claims that the defendants' actions prevented the Navajo Nation from obtaining the full value in royalty rates for the coal. The complaint seeks damages of not less than $600 million, trebling of that amount, and punitive damages of not less than $1 billion, as well as a declaration that Peabody's lease and contract rights to mine coal on Navajo Nation lands should be terminated. SCE joined Peabody's motion to strike the Navajo Nation's complaint. In addition, SCE and the other defendants have filed motions to dismiss.

The Navajo Nation had previously filed suit in the Court of Claims against the United States Department of Interior, alleging that the Government had breached its fiduciary duty concerning the above-referenced contract negotiations. On February 4, 2000, the Court of Claims issued a decision in the Government's favor, finding that while there had been a breach, there was no available redress from the Government. In its decision, the Court indicated that it was making no statements regarding, or findings in, the above federal civil court action. On February 28, 2000, the Hopi Tribe filed a motion to intervene in the pending litigation, alleging that the royalty payments set for their interest in the coal leases with Peabody had been impacted by the events at issue in the Navajo case. The defendants filed an opposition to the motion, which has not been calendared for hearing.

                     Claims Arising From Oil Spill Incidents

In mid 1999, the San Bernardino County Fire Department and the Santa Ana branch of the Regional Water Quality Control Board initiated an investigation into an incident occurring on December 9, 1998, involving an oil spill at SCE's Kimberly Pole Top Station caused by severe windstorms. During the course of this investigation, the agencies discovered that barrels of mislabeled waste had remained for several days on the site of a separate oil spill and clean-up caused by an oil release from a padmount transformer.

In February 2000, SCE entered into a settlement agreement with the agencies for claims arising out of both of these incidents. SCE paid $300,000 to San Bernardino County and $100,000 to the Regional Board in civil penalties. The County also recovered its costs of $5,400 and SCE agreed to provide all elementary and middle schools in the County with an environmental education program. The estimated cost of this program is $140,000.


Item 4.  Submission of Matters to a Vote of Security Holders

Inapplicable

Pursuant to Form 10-K's General Instruction (General Instruction) G(3), the following information is included as an additional item in Part I:

Executive Officers (1) of the Registrant


                              Edison International
                              --------------------
                              Age at
Executive Officer        December 31, 1999              Company Position
-----------------        -----------------              ----------------
John E. Bryson                   56         Chairman of the Board, President,
                                            Chief Executive Officer and Director

Bryant C. Danner                 62         Executive Vice President and
                                            General Counsel

Theodore F. Craver, Jr.          48         Senior Vice President, Chief
                                            Financial Officer and

Robert G. Foster                 52         Senior Vice President

Thomas J. Higgins                54         Vice President, Corporate Relations

Thomas M. Noonan                 48         Vice President and Controller

Anthony L. Smith                 51         Vice President, Tax

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

     As set forth in Article IV of Edison International's Bylaws, the elected officers of Edison International are chosen annually by and serve at the pleasure of Edison International's Board of Directors and hold their respective offices until their resignation, removal, other disqualification from service, or until their respective successors are elected. Each of the above officers of Edison International has been actively engaged in the business of Edison International for more than five years except Theodore F. Craver, Jr., and Thomas J. Higgins. Those officers who have not held their present position with Edison International and/or SCE for the past five years had the following business experience during that period:


                              Edison International
                              --------------------
Executive Officer                        Company Position                     Effective Dates
-----------------                        ----------------                     ---------------

John E. Bryson           Chairman of the Board, President and Chief        January 2000 to present
                         Executive Officer, Edison International
                         Chairman of the Board and Chief Executive         October 1990 to December 1999
                         Officer, Edison International and SCE

Bryant C. Danner         Executive Vice President and General Counsel,     June 1995 to present
                         Edison International
                         Executive Vice President and General Counsel,     June 1995  to December 1999
                         SCE
                         Senior Vice President and General Counsel,        June 1992 to May 1995
                         Edison International and SCE

Theodore F. Craver, Jr.  Senior Vice President, Chief Financial Officer    January 2000 to present
                         and Treasurer, Edison International
                         Senior Vice President and Treasurer, Edison       February 1998 to January 2000
                         International
                         Chairman of the Board and Chief Executive         September 1999 to present
                         Officer, Edison Enterprises
                         Senior Vice President and Treasurer, SCE          February 1998 to September 1999
                         Vice President and Treasurer, Edison              September 1996 to February 1998
                         International and SCE
                         Executive Vice President and Corporate            September 1990 to April 1996
                         Treasurer, First Interstate Bancorp(1)

Robert G. Foster         Senior Vice President, Public Affairs, Edison     November 1996 to present
                         International and SCE
                         Vice President, Public Affairs, Edison            January 1996 to October 1996
                         International
                         Vice President, Public Affairs, SCE               November 1993 to October 1996

Thomas J. Higgins        President, Edison Enterprises                     September 1999 to present
                         Vice President, Corporate Relations               February 2000 to present
                         Vice President, Edison International              September 1999 to February 2000
                         Vice President, Corporate Communications,         January 1996 to September 1999
                         Edison International and SCE
                         Vice President, Corporate Communications, SCE     April 1995 to January 1996

Thomas M. Noonan         Vice President and Controller, Edison             March 1999 to present
                         International and SCE
                         Assistant Controller, Edison International and    September 1993 to February 1999
                         SCE

Anthony L. Smith         Vice President, Tax, Edison International and     March 1999 to present
                         SCE
                         Assistant Controller, Edison International and    July 1988 to January 1999
                         SCE

----------------
(1)  This entity is not a parent, subsidiary or other affiliate of SCE.

                       Southern California Edison Company
                       ----------------------------------
                             Age at
Executive Officer      December 31, 1999                   Company Position
-----------------      -----------------                   ----------------
Stephen E. Frank               58         Chairman of the Board, President,
                                          Chief Executive Officer and Director

Harold B. Ray                  59         Executive Vice President,
                                          Generation Business Unit

Pamela A. Bass                 52         Senior Vice President, Customer
                                          Service Business Unit

John R. Fielder                54         Senior Vice President, Regulatory
                                          Policy and Affairs

Richard M. Rosenblum           49         Senior Vice President, Transmission &
                                          Distribution (T&D) Business Unit

Bruce C. Foster                47         Vice President, Regulatory Affairs

As set forth in Article IV of SCE's Bylaws, the elected officers of SCE are chosen annually by and serve at the pleasure of SCE's Board of Directors and hold their respective offices until their resignation, removal, other disqualification from service, or until their respective successors are elected. All of the above officers have been actively engaged in the business of SCE for more than five years except for Stephen E. Frank. Those officers who have not held their present position for the past five years had the following business experience:

                       Southern California Edison Company
                       ----------------------------------

Executive Officer                              Company Position                            Effective Dates
-----------------                              ----------------                            ---------------

Stephen E. Frank                 Chairman of the Board, President, Chief        January 2000 to present
                                 Executive Officer and Director
                                 President, Chief Operating Officer and         June 1995 to December 1999
                                 Director
                                 President and Chief Operating Officer,         August 1990 to January 1995
                                 Florida Power and Light Company(1)

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

John R. Fielder                  Senior Vice President, Regulatory Policy and   February 1998 to present
                                 Affairs
                                 Vice President, Regulatory Policy and Affairs  February 1992 to February 1998

Richard M. Rosenblum             Senior Vice President, T&D Business Unit       February 1998 to present
                                 Vice President, Distribution Business Unit     January 1996 to February 1998
                                 Vice President, Nuclear Engineering and        June 1993 to December 1995
                                 Technical Services

------------------

(1)    This entity is not a parent, subsidiary or other affiliate of SCE.

                            The Nonutility Companies
                            ------------------------

                                  Age at
Executive Officer            December 31, 1999             Company Position
-----------------            -----------------             ----------------

Alan J. Fohrer                      49            President and Chief Executive
                                                  Officer, Edison Mission Energy

Robert M. Edgell                    52            Executive Vice President,
                                                  Edison Mission Energy

Thomas R. McDaniel                  50            President and Chief Executive
                                                  Officer, Edison Capital

Theodore F. Craver, Jr.(1)          48            Chief Executive Officer,
                                                  Edison Enterprises

Thomas J. Higgins(1)                54            President, Edison Enterprises


(1) Messrs. Craver and Higgins are also deemed executive officers due to their positions at Edison International. Information concerning their ages, Company position, and business experience is set forth under Edison International. Edison International is the parent holding company of the Nonutility Companies.

As set forth in Article IV of their respective Bylaws, the elected officers of the Nonutility Companies are chosen annually by and serve at the pleasure of the respective Boards of Directors and hold their respective offices until their resignation, removal, other disqualification from service, or until their respective successors are elected. All of the above officers have been actively engaged in the business of the respective Nonutility Companies and/or Edison International or SCE for more than five years except for Alan J. Fohrer, Theodore F. Craver, Jr., and Thomas J. Higgins. Those officers who have not held their present position for the past five years had the following business experience:


                            The Nonutility Companies
                            ------------------------

Executive Officer                   Company Position                     Effective Dates
-----------------                   ----------------                     ---------------

Alan J. Fohrer        President and Chief Executive Officer,         January 2000 to present
                      Edison Mission Energy

                      Executive Vice President and Chief Financial   September 1996 to January 2000
                      Officer, Edison International

                      Chairman of the Board, Edison Enterprises      January 1998 to September 1999

                      Executive Vice President and Chief Financial   September 1996 to  December 1999
                      Officer, SCE

                      Executive Vice President, Chief Financial      February 1996 to August 1996
                      Officer and Treasurer, SCE

                      Executive Vice President and Chief Financial   May 1995 to January 1996
                      Officer, SCE

                      Executive Vice President, Chief Financial      May 1995 to August 1996
                      Officer and Treasurer, Edison International

                      Senior Vice President, Chief Financial         January 1993 to April 1995
                      Officer and Treasurer, Edison International


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Information responding to Item 5 is included in Edison International's Annual Report to Shareholders for the year ended December 31, 1999, (Annual Report) under "Quarterly Financial Data" on page 68 and under "Shareholder Information" on page 73, and is incorporated by reference pursuant to General Instruction G(2). The number of Common Stock shareholders of record was 89,910 on March 27, 2000. Additional information concerning the market for Edison International's Common Stock is set forth on the cover page hereof.

Item 6.  Selected Financial Data

Information responding to Item 6 is included in the Annual Report under "Selected Financial and Operating Data: 1995--1999" on page 72, and is incorporated herein by reference pursuant to General Instruction G(2).

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

Information responding to Item 7 is included in the Annual Report under "Management's Discussion and Analysis" on pages 29 through 41 and is incorporated herein by reference pursuant to General Instruction G(2).

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Information responding to Item 7A is included in the Annual Report under "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 33 through 35 incorporated herein by reference to General Instruction G(2), and in Part I, Item 1 of this report on page 12 under "Market Risk Exposures".

Item 8.  Financial Statements and Supplementary Data

Certain information responding to Item 8 is set forth after Item 14 in Part IV. Other information responding to Item 8 is included in the Annual Report on pages 43 through 67 and is incorporated herein by reference pursuant to General Instruction G(2).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Information concerning executive officers of Edison International is set forth in Part I in accordance with General Instruction G(3), pursuant to Instruction 3 to Item 401(b) of Regulation S-K. Other information responding to Item 10 is included in the Joint Proxy Statement (Proxy Statement) filed with the SEC in connection with Edison International's Annual Meeting to be held on April 20, 2000, under the heading, "Election of Directors" on pages 6 and 7 and "Section 16(a) Beneficial Ownership Reporting Compliance" on page 13, and is incorporated herein by reference pursuant to General Instruction G(3).

Item 11.  Executive Compensation

Information responding to Item 11 is included in the Proxy Statement beginning with the section under the heading "Executive Compensation Summary Compensation Table" beginning on page 15 and continuing through page 25, excluding the "Compensation and Executive Personnel Committees' Report on Executive Compensation," and is incorporated herein by reference pursuant to General Instruction G(3).

The Edison International Board of Directors and its Compensation and Executive Personnel Committee have been considering an exchange offer for outstanding affiliate options issued by Edison Mission Energy and Edison Capital. Such an exchange offer was reviewed and approved by the Edison International Board of Directors at its meetings in January and February of 2000, subject to final approval by the Edison International Compensation and Executive Personnel Committee of the offer terms and documentation. In anticipation of the exchange offer and/or future exercises of the affiliate options, Edison International accrued an additional $122 million at the end of the fourth quarter of 1999, which, in combination with previously planned accruals, resulted in an accrued balance of $299 million as of December 31, 1999.

Although a final decision has not been made on whether such an offer should be made or on the terms of any such offer, management does not believe that an exchange offer will be made on the schedule and terms that were reviewed by the Board of Directors and the Compensation and Executive Personnel Committee in January - February 2000. There will be an opportunity for exercises of affiliate options in an exercise window at some time in 2000, if affiliate options then remain outstanding. The determination of the values that eligible optionees could obtain by exercising their options in 2000 has not been completed. There can be no assurance that these values would be the same as the values that have been considered for an exchange offer; but management believes that the amounts previously accrued for an exchange offer and/or future exercises of the affiliate options would be adequate to cover amounts that may be paid out in 2000 under an exchange offer (if one is made) and/or affiliate option exercises.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information responding to Item 12 is included in the Proxy Statement under the headings "Stock Ownership of Directors and Executive Officers of Edison International and SCE" on pages 12 and 13 and "Stock Ownership of Certain Shareholders" on page 14, and is incorporated herein by reference pursuant to General Instruction G(3).

Item 13.  Certain Relationships and Related Transactions

Information responding to Item 13 is included in the Proxy Statement under the heading "Certain Relationships and Transactions of Nominees and Executive Officers" on page 30, and is incorporated herein by reference pursuant to General Instruction G(3).

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  (1)  Financial Statements

The following items contained in the Annual Report are found on pages 29 through 67, and are incorporated by reference in this report.

     Management's Discussion and Analysis of Results of Operations and Financial
          Condition
     Responsibility for Financial Reporting
     Report of Independent Public Accountants
     Consolidated Statements of Income -- Years Ended December 31, 1999,
          1998, and 1997
     Consolidated Statements of Comprehensive Income -- Years Ended December 31,
          1999, 1998, and 1997
     Consolidated Balance Sheets -- December 31, 1999, and 1998
     Consolidated Statements of Cash Flows -- Years Ended December 31, 1999,
          1998 and 1997
     Consolidated Statements of Changes in Shareholders' Equity -- Years Ended
          December 31, 1999, 1998 and 1997
     Notes to Consolidated Financial Statements

    (2)   Report of Independent Public Accountants and Schedules
          Supplementing Financial Statements

The following documents may be found in this report at the indicated page numbers.
                                                                       Page
                                                                       ----
         Report of Independent Public Accountants on Supplemental
           Schedules ...............................................   40
         Schedule I--Condensed Financial
           Information of Parent ...................................   41
         Schedule II--Valuation and Qualifying Accounts for the
           Years Ended December 31, 1999, 1998 and 1997 ............   44

Schedules I through V, inclusive, except those referred to above, are omitted as not required or not applicable.

    (3)  Exhibits

         See Exhibit Index on page 48 of this report.

(b)      Reports on Form 8-K

         October 6, 1999
            Item 5:  Other Events   Mohave Generating Station Environmental
                                    Litigation

         October 29, 1999
            Item 5.  Other Events   $325M Cumulative Quarterly Income
                                    Preferred Securities

         December 15, 1999
            Item 5.  Other Events   Closing of Commonwealth Edison Acquisition

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                            ON SUPPLEMENTAL SCHEDULES


To Edison International:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in the 1999 Annual Report to Shareholders of Edison International incorporated by reference in this Form 10-K, and have issued our report thereon dated February 2, 2000. Our audits of the consolidated financial statements were made for the purpose of forming an opinion on those basic consolidated financial statements taken as a whole. The supplemental schedules listed in Part IV of this Form 10-K, which are the responsibility of Edison International's management, are presented for purposes of complying with the Securities and Exchange Commission's rules and regulations, and are not part of the basic consolidated financial statements. These supplemental schedules have been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                          ARTHUR ANDERSEN LLP
                                          --------------------
                                          ARTHUR ANDERSEN LLP

Los Angeles, California
February 2, 2000

                              Edison International

             SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF PARENT

                            CONDENSED BALANCE SHEETS


                                                               December 31,
-------------------------------------------------------------------------------
                                                      1999              1998
-------------------------------------------------------------------------------
                                                         (In thousands)
Assets:
  Cash and equivalents                             $    5,562       $    7,101
  Other current assets                                109,139          248,317
-------------------------------------------------------------------------------
     Total current assets                             114,701          255,418

  Investments in subsidiaries                       7,253,922        4,946,607
  Other deferred debits                                 5,053              295
-------------------------------------------------------------------------------
     Total assets                                  $7,373,676       $5,202,320
-------------------------------------------------------------------------------

Liabilities and Shareholders' Equity:
  Accounts payable                                 $    1,849       $      195
  Other current liabilities                           606,036          185,577
-------------------------------------------------------------------------------
     Total current liabilities                        607,885          185,772
  Long-term debt                                      744,556               --
  Other long-term liabilities                         850,516               --
  Other deferred credits                                1,616              837
  Common shareholders' equity                       5,169,103        5,015,711
-------------------------------------------------------------------------------
     Total liabilities and shareholders' equity    $7,373,676       $5,202,320
-------------------------------------------------------------------------------

                              Edison International

                         CONDENSED STATEMENTS OF INCOME
              For the Years Ended December 31, 1999, 1998, and 1997


                                                               1999               1998              1997
-------------------------------------------------------------------------------------------------------------
                                                                  (In thousands, except per-share amounts)

Operating revenue and other income.                          $ 73,892           $ 52,784          $ 44,922
Operating expenses and interest expense                       114,447             67,907            71,536
-------------------------------------------------------------------------------------------------------------

   Loss before equity in earnings of subsidiaries             (40,555)           (15,123)          (26,614)


Equity in earnings of subsidiaries                            663,585            683,286           726,470
-------------------------------------------------------------------------------------------------------------

   Net income                                                $623,030           $668,163          $699,856
-------------------------------------------------------------------------------------------------------------

Weighted-average shares of common stock outstanding           347,551            359,205           400,396
Basic earnings per share                                        $1.79              $1.86            $1.75
Diluted earnings per share                                      $1.79              $1.84            $1.73

                              Edison International

                       CONDENSED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1999, 1998, and 1997



                                                          1999               1998              1997
--------------------------------------------------------------------------------------------------------
                                                                        (In thousands)

Cash Flows From Operating Activities                    $137,336          $ (131,187)       $ (19,894)
--------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities                    (113,581)           (125,298)         258,920
--------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities                     (25,294)            (10,017)            (112)
========================================================================================================
Increase (Decrease) in cash and equivalents               (1,539)           (266,502)         238,914
Cash and equivalents at beginning of period                7,101             273,603           34,689
--------------------------------------------------------------------------------------------------------

Cash and Equivalents at the End of Period               $  5,562          $    7,101       $  273,603
========================================================================================================

Cash dividends received from Southern California
  Edison Company                                        $663,282          $1,103,574       $1,841,230


                              Edison International


                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                      For the Year Ended December 31, 1999


                                                                   Additions
                                                         ----------------------------
                                     Balance at          Charged to        Charged to                      Balance
                                    Beginning of          Costs and           Other                        at End
             Description               Period             Expenses          Accounts      Deductions      of period
-------------------------------------------------------------------------------------------------------------------
                                                                   (In thousands)

Group A:

Uncollectible accounts
   Customers                           $ 21,638       $   30,013          $     --       $ 20,568       $ 31,083
   All other                              2,634            1,288                --            913          3,009
-------------------------------------------------------------------------------------------------------------------
Total                                  $ 24,272       $   31,301          $     --       $ 21,481(a)    $ 34,092
===================================================================================================================

Group B:
DOE Decontamination
   and Decommissioning                 $ 39,419       $       --          $   (134)(b)   $  4,695(c)    $ 34,590
Purchased-power settlements             129,697          466,043                --         32,281(d)     563,459
Pension and benefits                    239,668           48,894            21,674 (e)     77,335(f)     232,901
Mainenance accrual                       26,053           37,673                54         38,116         25,664
Insurance, casualty and
   other                                 80,493           37,674                --         42,043(g)      76,124
-------------------------------------------------------------------------------------------------------------------
Total                                  $515,330         $590,284          $ 21,594       $194,470       $932,738
===================================================================================================================

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

                              Edison International


                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                      For the Year Ended December 31, 1998

                                                                   Additions
                                                         ----------------------------
                                     Balance at          Charged to        Charged to                      Balance
                                    Beginning of          Costs and           Other                        at End
             Description               Period             Expenses          Accounts      Deductions      of period
-------------------------------------------------------------------------------------------------------------------
                                                                   (In thousands)

Group A:

Uncollectible accounts
   Customers                           $ 24,525         $ 21,570                --       $ 24,457       $ 21,638
   All other                             48,098            2,273                --         47,737          2,634
-------------------------------------------------------------------------------------------------------------------
Total                                  $ 72,623         $ 23,843          $     --       $ 72,194(a)    $ 24,272
===================================================================================================================
Group B:
DOE Decontamination
   and Decommissioning                 $ 44,336         $     --          $    (89)(b)   $  4,828(c)    $ 39,419
Purchased-power settlements             145,640               --                --         15,943(d)     129,697
Pension and benefits                    211,200          170,743            18,988 (e)    161,263(f)     239,668
Maintenance accrual                      21,209           10,663               263          6,082         26,053
Insurance, casualty and
   other                                 84,253           70,727                --         74,487(g)      80,493
-------------------------------------------------------------------------------------------------------------------
Total                                  $506,638         $252,133          $ 19,162       $262,603       $515,330
===================================================================================================================

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

                              Edison International


                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                      For the Year Ended December 31, 1997

                                                                   Additions
                                                         ----------------------------
                                     Balance at          Charged to        Charged to                      Balance
                                    Beginning of          Costs and           Other                        at End
             Description               Period             Expenses          Accounts      Deductions      of period
-------------------------------------------------------------------------------------------------------------------
                                                                   (In thousands)

Group A:

Uncollectible accounts
   Customers                           $ 24,466         $ 20,826                --        $ 20,767       $ 24,525
   All other                             24,189           24,570                --             661         48,098
-------------------------------------------------------------------------------------------------------------------
Total                                  $ 48,655         $ 45,396          $     --        $ 21,428(a)    $ 72,623
===================================================================================================================

Group B:
DOE Decontamination
   and Decommissioning                 $ 48,789         $     --          $  1,089(b)     $  5,542(c)    $ 44,336
Purchased-power settlements             107,700               --            67,320(d)       29,380(e)     145,640
Pension and benefits                    180,927          102,193            17,624(f)       89,544(g)     211,200
Maintenance accrual                      17,178           11,149                --           7,118         21,209
Insurance, casualty and
    other                                86,509           63,541                --          65,797(h)      84,253
-------------------------------------------------------------------------------------------------------------------
Total                                  $441,103         $176,883          $ 86,033        $197,381       $506,638
===================================================================================================================

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

                              Edison International

                              By     Kenneth S. Stewart
                              ----------------------------------
                                     Kenneth S. Stewart
                                 Assistant General Counsel

                              Date:  March 29, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                       Title                         Date
--------------------------------------------------------------------------------

Principal Executive Officer:
  John E. Bryson*             Chairman of the Board, President,   March 29, 2000
                                Chief Executive Officer
                                and Director

Principal Financial Officer:
  Theodore F. Craver, Jr.*    Senior Vice President, Treasurer
                                and Chief Financial Officer       March 29, 2000

Controller or Principal
   Accounting Officer:
  Thomas M. Noonan*           Vice President and                  March 29, 2000
                                Controller

Board of Directors:

  Winston H. Chen*            Director                            March 29, 2000
  Warren Christopher*         Director                            March 29, 2000
  Stephen E. Frank*           Director                            March 29, 2000
  Joan C. Hanley*             Director                            March 29, 2000
  Carl F. Huntsinger*         Director                            March 29, 2000
  Charles D. Miller*          Director                            March 29, 2000
  Luis G. Nogales*            Director                            March 29, 2000
  Ronald L. Olson*            Director                            March 29, 2000
  James M. Rosser*            Director                            March 29, 2000
  Robert H. Smith*            Director                            March 29, 2000
  Thomas C. Sutton*           Director                            March 29, 2000
  Daniel M. Tellep*           Director                            March 29, 2000
  Edward Zapanta*             Director                            March 29, 2000

     *By:

            Kenneth S. Stewart
     -----------------------------
            Kenneth S. Stewart
        Assistant General Counsel

                                  EXHIBIT INDEX
                                  -------------
Exhibit
Number                             Description
-------                            -----------

3.1 Restated Articles of Incorporation of Edison International dated May 7, 1996 (File No. 1-9936, filed as Exhibit 3.1 to Form 10-K for the year ended December 31, 1998)*

3.2 Certificate of Determination of Series A Junior Participating Cumulative Preferred Stock of Edison International dated November 21, 1998 (Form 8-A dated November 21, 1996)*

3.3 Amended Bylaws of Edison International as adopted by the Board of Directors on February 17, 2000

Edison International

4.1  Subordinated Indenture dated as of July 26, 1999 (File No. 1-9936, filed as
     Exhibit 4.1 to Form 8-K dated July 26, 1999)*

4.2 Supplemental Indenture No. 1 dated as of July 26, 1999 (File No. 1-9936, filed as Exhibit 4.2 to Form 8-K dated July 26, 1999)*

4.3 Amended and Restated Trust Agreement dated as of July 26, 1999 (File No. 1-9936, filed as Exhibit 4.3 to Form 8-K dated July 26, 1999)*

4.4  Senior Indenture dated September 28, 1999 (File No. 1-9936, filed as
     Exhibit 4.1 to Form 10-Q for the quarter ended September 30, 1999)*

4.5 Supplemental Indenture No. 1 dated September 28, 1999 (File No. 1-9936, filed as Exhibit 4.2 to Form 10-Q for the quarter ended September 30,
     1999)*

4.6 Supplemental Indenture No. 2 dated as of October 29, 1999 (File No. 1-9936, filed as Exhibit 4.1 to Form 8-K dated October 29, 1999)*

4.7 Amended and Restated Trust Agreement dated as of October 29, 1999 (File No. 1-9936, filed as Exhibit 4.2 to Form 8-K dated October 29, 1999)*

Southern California Edison Company

4.8 SCE First Mortgage Bond Trust Indenture, dated as of October 1, 1923 (Registration No. 2-1369)*

4.9  Supplemental Indenture, dated as of March 1,1927 (Registration No. 2-1369)*

4.10 Third Supplemental Indenture, dated as of June 24, 1935 (Registration No. 2-1602)*

4.11 Fourth Supplemental Indenture, dated as of September 1, 1935 (Registration No. 2-4522)*

4.12 Fifth Supplemental Indenture, dated as of August 15, 1939 (Registration No. 2-4522)*

4.13 Sixth Supplemental Indenture, dated as of September 1, 1940 (Registration No. 2-4522)*

4.14 Eighth Supplemental Indenture, dated as of August 15, 1948 (Registration No. 2-7610)*

4.15 Twenty-Fourth Supplemental Indenture, dated as of February 15, 1964 (Registration No. 2-22056)*

4.16 Eighty-Eighth Supplemental Indenture, dated as of July 15, 1992 (File No. 1-2313 Form 8-K dated July 22, 1992)*

4.17 Indenture dated as of January 15, 1993 (File No. 1-2313, Form 8-K dated January 28, 1993)*

Edison Mission Energy (EME)

4.18 Copy of Global Debenture representing EME's 9-7/8% Junior Subordinated Deferrable Interest Debentures, Series A, Due 2024 (File No. 1-13434, filed as Exhibit 4.1 to Form 10-K for the year ended December 31, 1994)*

4.19 Indenture dated as of November 30, 1994 (File No. 1-13434, Form 10-K for the year ended December 31, 1994)*

4.20 First Supplemental Indenture dated as of November 30, 1994 (File No. 1-13434, filed as Exhibit 4.2.1 to Form 10-K for the year ended December 31, 1994)*

4.21 Indenture dated as of June 28, 1999 (File No. 1-13434, filed as Exhibit
     10.63 to Form 10-Q for the quarter ended June 30, 1999)*

4.22 First Supplemental Indenture dated as of June 28, 1999 (File No. 1-13434, filed as Exhibit 10.63 to Form 10-Q for the quarter ended June 30, 1999)*

                                  EXHIBIT INDEX
                                  -------------
Exhibit
Number                             Description
-------                            -----------

10.1    1981 Deferred Compensation Agreement (File No. 1-2313, filed as Exhibit
        10.2 to Form 10-K for the year ended December 31, 1981)*

10.2 1985 Deferred Compensation Agreement for Executives (File No. 1-2313, filed as Exhibit 10.3 to Form 10-K for the year ended December 31,
        1985)*

10.3 1985 Deferred Compensation Agreement for Directors (File No. 1-2313, filed as Exhibit 10.4 to Form 10-K for the year ended December 31,
        1986)*

10.4    Director Deferred Compensation Plan (File No. 1-9936, filed as Exhibit
        10.3 to Form 10-Q for the quarter ended June 30, 1998)*

10.5    Director Grantor Trust Agreement (File No. 1-9936, filed as Exhibit
        10.10 to Form 10-K for the year ended December 31, 1995)*

10.6    Executive Deferred Compensation Plan (File No. 1-9936, filed as Exhibit
        10.2 to Form 10-Q for the quarter ended March 31, 1998)*

10.7    Executive Grantor Trust Agreement (File No. 1-9936, filed as Exhibit
        10.12 to Form 10-K for the year ended December 31, 1995)*

10.8 Executive Supplemental Benefit Program as amended effective January 20, 1990 (File No. 1-9936, filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 20, 1999)*

10.9 Executive Retirement Plan as amended effective April 1, 1999 (File No. 1-9936, filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 1999)*

10.10   Executive Incentive Compensation Plan (File No. 1-9936, filed as Exhibit
        10.12 to Form 10-K for the year ended December 31, 1997)*

10.11 Executive Disability and Survivor Benefit Program (File No. 1-9936, filed as Exhibit 10.22 to Form 10-K for the year ended December 31,
        1994)*

10.12 Retirement Plan for Directors as amended effective February 19, 1998 (File No. 1-9936, filed as Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 1998)*

10.13 Officer Long-Term Incentive Compensation Plan as amended effective January 1, 1998 (File No. 1-9936, filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 1998)*

10.13.1 Form of Agreement for 1989-1995 Awards under the Officer Long-Term Incentive Compensation Plan (File No. 1-9936, filed as Exhibit 10.21.1 to Form 10-K for the year ended December 31, 1995)*

10.13.2 Form of Agreement for 1996 Awards under the Officer Long-Term Incentive Compensation Plan (File No. 1-9936, filed as Exhibit 10.16.2 to Form 10-K for the year ended December 31, 1996)*

10.13.3 Form of Agreement for 1997 Awards under the Officer and Management Long-Term Incentive Compensation Plans (File No. 1-9936, filed as
        Exhibit 10.16.3 to Form 10-K for the year ended December 31, 1997)*

10.14 Equity Compensation Plan (File No. 1-9936, filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 1998)*

10.14.1 Form of Agreement for 1998 Employee Awards under the Equity Compensation Plan (File No. 1-9936, filed as Exhibit 10.4 to Form 10-Q for the quarter ended June 30, 1998)*

10.14.2 Form of Agreement for 1998 Director Awards under the Equity Compensation Plan (File No. 1-9936, filed as Exhibit 10.5 to Form 10-Q for the quarter ended June 30, 1998)*

10.14.3 Form of Agreement for 1999 Employee Awards (File No. 1-9936, filed as
        Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 1999)*

10.14.4 Form of Agreement for 1999 Director Awards under the Equity Compensation Plan (File No. 1-9936, filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 1999)*

                                  EXHIBIT INDEX
                                  -------------
Exhibit
Number                             Description
-------                            -----------

10.15 Estate and Financial Planning Program as amended April 1, 1999 (File No. 1-9936, filed as Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 1999)*

10.16 Option Gain Deferral Plan (File No. 1-9936, filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 1998)*


10.17 Employment Letter Agreement with Bryant C. Danner (File No. 1-9936, filed as Exhibit 10.27 to Form 10-K for the year ended December 31,
        1992)*

10.18 Employment Letter Agreement with Stephen E. Frank (File No. 1-9936, filed as Exhibit 10.25 to Form 10-K for the year ended December 31,
        1995)*

10.19 Employment Letter Agreement with Edward R. Muller (File No. 1-9936, filed as Exhibit 10.31 to Form 10-K for the year ended December 31,
        1994)*

10.20   Election Terms for Warren Christopher (File No. 1-9936, filed as Exhibit
        10.22 to Form 10-K for the year ended December 31, 1997)*

10.21 Dispute resolution amendment of 1981 Executive Deferred Compensation Plan, 1985 Executive and Director Deferred Compensation Plans and Executive Supplemental Benefit Program (File No. 1-9936, filed as
        Exhibit 10.21 to Form 10-K for the year ended December 31, 1998)*

11.     Computation of Primary and Fully Diluted Earnings Per Share

12.     Computation of Ratios of Earnings to Fixed Charges

13. Selected portions of the Annual Report to Shareholders for year ended December 31, 1999

21.     Subsidiaries of the Registrant

23.     Consent of Independent Public Accountants - Arthur Andersen LLP

24.1    Power of Attorney

24.2    Certified copy of Resolution of Board of Directors Authorizing Signature

27.     Financial Data Schedule
------------

* Incorporated by reference pursuant to Rule 12b-32.




                       To Holders of the Company's Bylaws:




       Effective February 17, 2000, Article II, Section 2, was amended to change the time of the annual meeting of shareholders from 10:00 a.m.
           to such time as the Chairman of the Board shall designate.





                                BEVERLY P. RYDER
                               Corporate Secretary





                                     BYLAWS

                                       OF

                              EDISON INTERNATIONAL

                           AS AMENDED TO AND INCLUDING

                                FEBRUARY 17, 2000

                                      INDEX

                                                                          Page
                          ARTICLE I -- PRINCIPAL OFFICE
Section  1.  Principal Office................................................1

                           ARTICLE II -- SHAREHOLDERS
Section  1.  Meeting Locations...............................................1
Section  2.  Annual Meetings.................................................1
Section  3.  Special Meetings................................................2
Section  4.  Notice of Annual or Special Meeting.............................2
Section  5.  Quorum..........................................................4
Section  6.  Adjourned Meeting and Notice Thereof............................4
Section  7.  Voting..........................................................4
Section  8.  Record Date.....................................................6
Section  9.  Consent of Absentees............................................7
Section 10.  Action Without Meeting..........................................7
Section 11.  Proxies.........................................................8
Section 12.  Inspectors of Election..........................................8

                            ARTICLE III -- DIRECTORS
Section  1.  Powers..........................................................9
Section  2.  Number of Directors.............................................9
Section  3.  Election and Term of Office....................................10
Section  4.  Vacancies......................................................10
Section  5.  Place of Meeting...............................................11
Section  6.  Regular Meetings...............................................11
Section  7.  Special Meetings...............................................11
Section  8.  Quorum.........................................................12
Section  9.  Participation in Meetings by Conference Telephone..............12
Section 10.  Waiver of Notice...............................................12
Section 11.  Adjournment....................................................12
Section 12.  Fees and Compensation..........................................13
Section 13.  Action Without Meeting.........................................13
Section 14.  Rights of Inspection...........................................13
Section 15.  Committees.....................................................13

                             ARTICLE IV -- OFFICERS
Section  1.  Officers.......................................................14
Section  2.  Election.......................................................14
Section  3.  Eligibility of Chairman or President...........................15
Section  4.  Removal and Resignation........................................15
Section  5.  Appointment of Other Officers..................................15
Section  6.  Vacancies......................................................15
Section  7.  Salaries.......................................................15
Section  8.  Furnish Security for Faithfulness................. ............16
Section  9.  Chairman's Duties; Succession to Such Duties
             in Chairman's Absence or Disability............................16
Section 10.  President's Duties.............................................16
Section 11.  Chief Financial Officer........................................16
Section 12.  Vice President's Duties........................................17
Section 13.  General Counsel's Duties.......................................17
Section 14.  Associate General Counsel's and Assistant General
                      Counsel's Duties......................................17
Section 15.  Controller's Duties............................................17
Section 16.  Assistant Controllers' Duties..................................17
Section 17.  Treasurer's Duties.............................................17
Section 18.  Assistant Treasurers' Duties...................................18
Section 19.  Secretary's Duties.............................................18
Section 20.  Assistant Secretaries' Duties..................................19
Section 21.  Secretary Pro Tempore..........................................19
Section 22.  Election of Acting Treasurer or Acting Secretary...............19
Section 23.  Performance of Duties..........................................19

                          ARTICLE V -- OTHER PROVISIONS
Section  1.  Inspection of Corporate Records................................20
Section  2.  Inspection of Bylaws...........................................21
Section  3.  Contracts and Other Instruments, Loans, Notes
                     and Deposits of Funds..................................21
Section  4.  Certificates of Stock..........................................22
Section  5.  Transfer Agent, Transfer Clerk and Registrar...................22
Section  6.  Representation of Shares of Other Corporations.................22

Section   7.  Stock Purchase Plans..........................................23
Section   8.  Fiscal Year and Subdivisions..................................23
Section   9.  Construction and Definitions..................................23

                          ARTICLE VI -- INDEMNIFICATION
Section   1.  Indemnification of Directors and Officers.....................24
Section   2.  Indemnification of Employees and Agents.......................25
Section   3.  Right of Directors and Officers to Bring Suit.................26
Section   4.  Successful Defense............................................26
Section   5.  Non-Exclusivity of Rights.....................................26
Section   6.  Insurance.....................................................26
Section   7.  Expenses as a Witness.........................................27
Section   8.  Indemnity Agreements..........................................27
Section   9.  Separability..................................................27
Section  10.  Effect of Repeal or Modification..............................27

                       ARTICLE VII -- EMERGENCY PROVISIONS
Section   1.  General.......................................................27
Section   2.  Unavailable Directors.........................................28
Section   3.  Authorized Number of Directors................................28
Section   4.  Quorum........................................................28
Section   5.  Creation of Emergency Committee...............................28
Section   6.  Constitution of Emergency Committee...........................29
Section   7.  Powers of Emergency Committee.................................29
Section   8.  Directors Becoming Available..................................29
Section   9.  Election of Board of Directors................................29
Section  10.  Termination of Emergency Committee............................30

                           ARTICLE VIII -- AMENDMENTS
Section   1.  Amendments....................................................30

                                     BYLAWS

             Bylaws for the regulation, except as otherwise provided
                   by statute or its Articles of Incorporation

                                       of

                              EDISON INTERNATIONAL

                           AS AMENDED TO AND INCLUDING
                                FEBRUARY 17, 2000


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

Section 2.        Annual Meetings.

     The annual meeting of shareholders shall be held on the third Thursday of the month of April of each year at such time as the Chairman of the Board shall designate on said day to elect directors to hold office for the year next ensuing and until their successors shall be elected, and to consider and act upon such other matters as may lawfully be presented to such meeting; provided, however, that should said day fall upon a legal holiday, then any such annual meeting of shareholders shall be held at such designated time and place on the next day thereafter ensuing which is not a legal holiday.

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

      (iii)If more than one vote, but the vote is evenly split on any particular matter, each faction may vote the securities in question proportionately.

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

Section 2.        Number of Directors.

         The authorized number of directors shall be not less than nine nor more than seventeen until changed by amendment of the Articles or by a Bylaw duly adopted by the shareholders. The exact number of directors shall be fixed, within the limits specified, by the Board by adoption of a resolution or by the shareholders in the same manner provided in these Bylaws for the amendment thereof.

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






                              Edison International


               Computation of Basic and Diluted Earnings per Share
                                   (Unaudited)


                                       ----------------------------------------------------------
                                                        Year Ended December 31,
                                       ----------------------------------------------------------
                                                   1999                1998               1997
                                               (in thousands, except per share amounts)

Consolidated net income                           $623,030           $668,163           $699,856
Basic weighted average shares                      347,551            359,205            400,396
Diluted weighted average shares                    348,529            363,685            404,808
Basic earnings per share                              1.79               1.86               1.75
Diluted earnings per share                            1.79               1.84               1.73








                              EDISON INTERNATIONAL

               COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES

                             (Thousands of Dollars)

                                                                     Year Ended December 31,
                                   ----------------------------------------------------------------------------------
                                      1994           1995            1996           1997         1998            1999
                                   ---------      ----------     ----------       --------    ----------     --------
EARNINGS BEFORE INCOME TAXES
  AND FIXED CHARGES:

Income before interest expense(1) $1,282,776      $1,346,636     $1,399,650     $1,450,957    $1,416,332     $1,586,819
Add:
Taxes on income (2)                  444,635         491,477        505,785        498,729       461,711        294,081
Rentals(3)                             4,812           5,188          5,159          4,649         4,278          5,015
Allocable portion of interest
  on long-term-term Contracts
  for the purchase of power(4)         1,870           1,848          1,824          1,797         1,767          1,735
Spent nuclear fuel interest(7)            68               -              -              -             -              -
Dividends of <50% owned equity
  method investmens                        -          60,251         72,787         82,576        49,208         80,891
Interest on partnership
  indebtedness (5)                    30,591          34,681         31,356         34,938        36,019         33,186
Amortization of previously
  capitalized fixed charges            5,689           2,417          2,232          7,023         7,246          7,601
Less:
Earnings of <50% owned
  equity method                        3,364          51,703         75,063         84,445        53,605         88,376
-----------------------------------------------------------------------------------------------------------------------
Total earnings before income
Taxes and fixed charges(A)        $1,767,077      $1,890,795     $1,943,730     $1,996,224    $1,922,956     $1,920,952
-----------------------------------------------------------------------------------------------------------------------

FIXED CHARGES:
Interest and amortization         $  561,265      $  560,641     $  635,407     $  708,446    $  710,388     $  893,613
Rentals(3)                             4,812           5,188          5,159          4,649         4,278          5,015
Capiltaized interest (6)              48,996          59,885         57,803         14,937        19,219         28,682
Allocable portion of interest on
  long-term contracts for
  the purchase of power(4)             1,870           1,848          1,824          1,797         1,767          1,735
Spent nuclear fuel interest(7)            68               -              -              -             -              -
Interest on partnership
  indebtedness (5)                    30,591          34,681         31,356         34,938        36,019         33,186
Dividends on preferred securities        744          10,095         13,100         13,167        13,149         44,287
Subsidiary preferred and preference
  stock dividend requirements -
  pre-tax basis                       66,261          61,210         58,666         50,502        41,653         33,045
-------------------------------------------------------------------------------------------------------------------

Total fixed charges(B)            $  714,607      $  733,548     $  803,315     $  828,436    $  826,473     $1,039,563
-------------------------------------------------------------------------------------------------------------------

RATIO OF EARNINGS TO
FIXED CHARGES(A)/(B)                    2.47            2.58           2.42           2.41          2.33           1.85
-------------------------------------------------------------------------------------------------------------------

(1) Includes allowance for funds used during construction, accrual of unbilled revenue and minority interest, net of income taxes.
(2) Includes allocation for federal income and state franchise taxes to other income.
(3) Rentals include the interest factor relating to certain significant rentals plus one-third of all remaining annual rentals.
(4) Allocable portion of interest included in annual minimum debt service requirement of supplier.
(5) Includes the allocable portion of interest on project indebtedness of fifty-percent partnership investments by other wholly owned subsidiaries of Edison International
(6) Includes the fixed charges associated Nuclear Fuel and capitalized interest of fifty-percent owned partnerships.
(7)  Represents interest on spent nuclear fuel disposal obligation.





--------------------------------------------------------------------------------

                             FINANCIAL INFORMATION

--------------------------------------------------------------------------------

          29        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                     OPERATIONS AND FINANCIAL CONDITION

          42        RESPONSIBILITY FOR FINANCIAL REPORTING

          42        REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

          43        CONSOLIDATED STATEMENTS OF INCOME

          43        CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

          44        CONSOLIDATED BALANCE SHEETS

          46        CONSOLIDATED STATEMENTS OF CASH FLOWS

          47        CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS'
                     EQUITY

          48        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          69        BOARD OF DIRECTORS

          70        MANAGEMENT TEAM

          72        SELECTED FINANCIAL AND OPERATING DATA: 1995-1999

                     Edison International and Subsidiaries

--------------------------------------------------------------------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

Earnings
Edison International's 1999 basic earnings per share were $1.79, compared with $1.86 in 1998 and $1.75 in 1997. Southern California Edison(SCE) earned $1.39 in 1999, compared with $1.37 in 1998 and $1.44 in 1997. Edison Mission Energy(EME) earned 37(cent) in 1999, unchanged from 1998 and up from 29(cent) in 1997. Edison Capital earned 37(cent) in 1999, compared with 29(cent) in 1998 and 15(cent) in 1997. Edison Enterprises and the parent company were responsible for a combined negative earnings impact of 34(cent) in 1999, compared with negative 17(cent) in 1998 and negative 13(cent) in 1997. Edison International's 1999 earnings included special charges of 24(cent) (a 22(cent) charge at EME and Edison Capital, and a 6(cent) charge at Edison Enterprises, partially offset by a 4(cent) gain at SCE).

1999 vs. 1998
SCE's 1999 earnings of $1.39 included a 4(cent) tax benefit due to a one-time adjustment that resulted from an Internal Revenue Service ruling. Excluding the gain, SCE's 1999 earnings were $1.35 per share, down 2(cent) from 1998. The decrease was mainly due to the accelerated depreciation of SCE's generation assets, partially offset by higher kilowatt-hour sales in 1999.

     EME and Edison Capital's combined earnings of 74(cent) in 1999 included special charges of 20(cent) at EME and 2(cent) at Edison Capital to reflect anticipated changes in the phantom stock option programs for both companies. See discussion of phantom stock option programs in Note 8 to the Consolidated Financial Statements. Excluding the special charges, EME's 1999 earnings were 57(cent), up 20(cent) over 1998. The increase was primarily due to higher revenue from existing projects and revenue from projects acquired in 1999. Excluding the special charges, Edison Capital's 1999 earnings were 39(cent), up 10(cent) over 1998. The increase was mostly due to higher earnings from its infrastructure investments and the sale of interests in affordable housing projects.

     Edison Enterprises and the parent company's 1999 negative effect on earnings of 34(cent) per share included a one-time adjustment of 6(cent) per share related to actions taken at Edison Enterprises to close five businesses. Excluding the one-time adjustment, Edison Enterprises and the parent company had a negative earnings impact of 28(cent) in 1999, compared to a negative 17(cent) in 1998. Increased interest expense at the parent company and continued investment in Edison Enterprises' ongoing businesses contributed to most of the 1999 decrease.

     The reduced number of outstanding shares, which resulted from a share repurchase program initiated in 1995, benefited Edison International's earnings per share by 6(cent) in 1999.

1998 vs. 1997
SCE's 1998 earnings of $1.37 per share were 7(cent) lower than 1997. The decrease was mainly due to reduced authorized returns on generating assets and a lower earning asset base, partially offset by superior operating performance at the San Onofre Nuclear Generating Station. The lower earning asset base was mainly the result of the accelerated recovery of investments and divestiture of 12 generating plants.

     EME and Edison Capital had combined earnings of 66(cent) in 1998, up 22(cent) over 1997. The increase was primarily due to increased investments in cross-border lease transactions, affordable housing, and infrastructure projects at Edison Capital, as well as improved performance of energy projects and lower net interest costs at EME.

     Start-up and acquisition-related costs at Edison Enterprises continued to negatively impact earnings in 1998.

     The reduced number of outstanding shares benefited Edison International's earnings per share by 19(cent) in 1998.

Operating Revenue
As a result of industry restructuring, customers have an option to buy power from SCE or directly from the California Power Exchange (PX), thus becoming direct access customers. Most direct access customers are continuing to be billed by SCE, but are also given a credit for the generation portion of their bills. Electric utility revenue increased by less than 1% in 1999, as increased kilowatt-hour sales and revenue resulting from maintenance work SCE is providing the new owners of the divested plants was almost completely offset by the credit given to customers who chose direct access. Electric utility revenue decreased 6% in 1998 compared to 1997, reflecting lower average residential rates, partially offset by an increase in revenue resulting from the maintenance work noted above. In 1999, over 93% of electric utility revenue was from retail sales. Retail rates are regulated by the California Public Utilities Commission
(CPUC) and wholesale rates are regulated by the Federal Energy Regulatory Commission (FERC).

                                                               annual report  29

                     Edison International and Subsidiaries

--------------------------------------------------------------------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

--------------------------------------------------------------------------------

     Due to warmer weather during the summer months, electric operating revenue during the third quarter of each year is significantly higher than other quarters.

     Legislation enacted in September 1996 provided for, among other things, a 10% rate reduction for residential and small commercial customers beginning in 1998 and other rates to remain frozen at June 1996 levels (system average of 10.1(cent) per kilowatt-hour). See discussion of proposed post-rate freeze rates in SCE's Regulatory Environment.

   The changes in electric utility revenue resulted from:

--------------------------------------------------------------------------------
                                                  Year ended December 31,
                                 -----------------------------------------------
In millions                                1999           1998           1997
--------------------------------------------------------------------------------
Electric utility revenue -
   Rate changes (including
   refunds)                              $  (65)         $(498)         $ 173
   Direct access credit                    (213)           (29)             -
   Sales volume changes                     191            (44)           193
   Other                                    110            117              4
--------------------------------------------------------------------------------
Total                                    $   23          $(454)         $ 370
================================================================================

     Nonutility power generation revenue increased substantially in 1999, primarily due to revenue increases related to the Homer City, Ferrybridge and Fiddler's Ferry, and Midwest Generation LLC (acquired in December 1999) generating facilities. Nonutility power generation revenue decreased in 1998, mostly due to a series of new power-sales related contracts (where revenue is being deferred due to EME's revenue recognition policies) associated with EME's Loy Yang B project and lower Australian currency exchange rates, partially offset by higher energy revenue from First Hydro, as a result of higher energy prices.

     Due to warmer weather during the summer months, nonutility power generation revenue from Homer City and Midwest Generation is usually higher during the third quarter of each year. In addition, EME's third quarter revenue from energy projects is materially higher than other quarters of the year due to a significant number of EME's domestic energy projects located on the western coast of the United States, which generally have power sales contracts that provide for higher payments during summer months. First Hydro, Ferrybridge and Fiddler's Ferry, and Iberian Hy-Power provide for higher nonutility power generation revenue during the winter months.

     Financial services and other revenue increased in 1999, mostly due to the closing of five affordable housing syndications and additional lease transactions at Edison Capital. Financial services and other revenue increased in 1998, mainly due to increased revenue related to Edison Capital's cross-border lease transactions and increased revenue at an Edison Enterprises subsidiary.

Operating Expenses
Fuel expense increased in 1999, when compared to 1998. The increase was primarily due to an increase at EME for expenses at Homer City, the Ferrybridge and Fiddler's Ferry generating facilities, Midwest Generation and the Doga project in Turkey (which began commercial operation in 1999). This increase was partially offset by a decrease at SCE resulting from the sale of the generating plants in 1998. Fuel expense decreased in 1998, mostly due to SCE's generating plant divestiture. EME also had decreased fuel expense in 1998, mainly due to lower fuel costs at its Loy Yang B project.

     Purchased-power expense - contracts decreased in both 1999 and 1998, primarily due to SCE entering into settlements to end its contractual obligations with certain nonutility generators (known as qualifying facilities, or QFs) and the terms in some of the QF contracts reverting to a lower price basis. Prior to April 1998, SCE was required under federal law and CPUC orders to enter into contracts to purchase power from QFs at CPUC-mandated prices even though energy and capacity prices under many of these contracts are generally higher than other sources. In 1999, SCE paid about $1.5 billion (including energy and capacity payments) more for these power purchases than the cost of power available from other sources. SCE is continuing to purchase power under existing contracts from certain QFs and from other utilities.

     Since April 1, 1998, SCE has been required to sell all of its generated power through the PX and acquire all of its power from the PX to distribute to its retail customers. These transactions with the PX are reported net. In 1999, PX purchased-power expense increased 19%, mainly due to three additional months of PX transactions in 1999. However, when 1999 PX purchased-power expense is compared on the same nine-month basis as 1998, the increase is less than 1%, despite the fact that SCE experienced a significant decrease in the volume of kilowatt-hour sales through the PX. The lower volume of sales through the PX in 1999 was the result of less generation at SCE (San Onofre refueling outages in 1999, divestiture of SCE's 12 generating plants in 1998 and reduced hydroelectric generation) and fewer purchases from QFs. QF power purchases and other purchased power is also sold through the PX.

30  EDISON INTERNATIONAL

                     Edison International and Subsidiaries

--------------------------------------------------------------------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

--------------------------------------------------------------------------------

     Provisions for regulatory adjustment clauses decreased in both 1999 and 1998. The 1999 decrease was mainly due to undercollections related to the difference between generation-related revenue and generation-related costs and the rate-making treatment of the rate reduction notes. These undercollections were partially offset by overcollections related to the administration of public purpose funds. The 1998 decrease was mainly due to the revenue deferrals related to the rate-making treatment of the rate reduction notes. This rate-making treatment has allowed for the deferral of the recovery of a portion of the transition-related costs, from a four-year period to a 10-year period. See the discussion in Revenue and Cost-Recovery Mechanisms.

     Other operation and maintenance expenses increased in 1999, primarily due to: expenses incurred at EME and Edison Capital to reflect an anticipated exchange offer to the holders of outstanding phantom options at these companies; increased plant operating expenses at EME due to the Homer City, Ferrybridge and Fiddler's Ferry, and Midwest Generation acquisitions in 1999, as well as the Doga project; additional reserves for five affordable housing syndications at Edison Capital; increases at Edison Enterprises' security subsidiary; and the actions taken at Edison Enterprises to close five businesses and refocus the ongoing businesses. In addition, SCE had a net increase in other operation and maintenance expenses primarily related to its PX and ISO costs (including grid management costs), partially offset by a decrease related to lower expenses incurred at its distribution facilities. Lastly, a nonutility subsidiary incurred a decrease in operating expenses in 1999 related to the sale of real estate in 1998. Other operation and maintenance expenses increased in 1998, mostly due to an increase in mandated transmission service (known as must-run reliability services) expenses, direct access activities, and PX and Independent System Operator (ISO) costs incurred by SCE, as well as higher expenses at Edison Enterprises' security subsidiary. Also, storm damage expense resulting from the harsh winter in 1998 contributed to SCE's 1998 increase.

     Depreciation, decommissioning and amortization expense increased in 1999, mainly due to EME's acquisitions of Homer City and the Ferrybridge and Fiddler's Ferry generating facilities. In 1998, depreciation, decommissioning and amortization expense increased, primarily due to the further acceleration of recovery of San Onofre Units 2 and 3 and the Palo Verde Nuclear Generating Station units, accelerated recovery of SCE's generating plants, and the amortization of the loss on plant sales. The amortization of the loss on SCE's plant sales, as well as the accelerated recoveries implemented in 1998 are part of the competition transition charge (CTC) mechanism.

     Net gain on sale of utility plant resulted from the sale of SCE's generating plants in 1998. Gains were used to reduce stranded costs. Losses will be recovered from customers over the transition period through the CTC mechanism.

Other Income
Interest and dividend income decreased in 1999, primarily due to lower cash balances at EME. Interest and dividend income increased in 1998, reflecting higher investment balances due to the sale of SCE's generating plants, as well as increases in interest earned on higher balancing account undercollections.

   Other nonoperating income increased in 1999, primarily due to the one-time adjustment in 1999, which resulted from an Internal Revenue Service ruling that allowed SCE to record a tax benefit, and the gain on sales of equity investments at SCE. In 1998, other nonoperating income increased due to additional accruals in 1997 at SCE for regulatory matters.

Fixed Charges and Taxes
Interest and amortization on long-term debt increased in 1999, reflecting additional long-term debt at EME to finance its Homer City, Ferrybridge and Fiddler's Ferry generating facilities, and Midwest Generation acquisitions. Increased long-term debt at Edison International(parent company) also contributed to the increased interest expense. These 1999 increases were partially offset by a decrease at SCE due to an adjustment of accrued interest in first quarter 1998 related to the rate reduction notes issued in December 1997. Interest and amortization on long-term debt increased in 1998, mainly due to an increase at SCE related to the issuance of the rate reduction notes. Interest on the rate reduction notes was $134 million in 1999 and $148 million in 1998.

                                                          annual report 1999  31

                     Edison International and Subsidiaries

--------------------------------------------------------------------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

--------------------------------------------------------------------------------

     Other interest expense increased substantially in 1999, mostly due to additional debt for financing EME's acquisitions of generating facilities. Higher overall short-term debt balances at both SCE and Edison International, the parent company, also contributed to the increase in 1999. In 1998, other interest expense decreased significantly, mostly due to lower overall short-term debt balances, primarily at SCE and at Edison International, the parent company. SCE's 1998 divestiture of its generating plants caused a decrease in its need for short-term debt used to finance the plants' fuel inventories.

     Dividends on preferred securities increased in 1999, reflecting the additional issuance of preferred securities at EME during 1999, and the issuance of quarterly income securities at Edison International, the parent company, in July and October 1999. Proceeds from the issuances were used primarily to finance EME's 1999 acquisitions of the Contact Energy Ltd., Fiddler's Ferry and Ferrybridge, and Midwest Generation generating facilities.

     Income taxes decreased in 1999, primarily due to lower pre-tax income, and income tax benefits EME recorded in 1999. In 1999, EME recorded tax benefits associated with a partial sale of its interest in an oil and gas joint venture and the refund of advanced corporation tax payments from the United Kingdom. Income taxes decreased in 1998, primarily due to lower pre-tax income at SCE, as well as additional amortization at SCE related to the CTC mechanism, partially offset by higher pre-tax income at Edison Capital related to its increased investments in cross-border lease transactions, affordable housing, and infrastructure projects.

FINANCIAL CONDITION
Edison International's liquidity is primarily affected by debt maturities, dividend payments, capital expenditures, and investments in partnerships and unconsolidated subsidiaries. Capital resources include cash from operations and external financings.

     Edison International's board of directors has authorized the repurchase of up to $2.8 billion of its outstanding shares of common stock. Edison International repurchased approximately 101 million shares ($2.4 billion) between January 1995 and February 1999, funded by dividends from its subsidiaries and the proceeds of the rate reduction notes. See the discussion in Cash Flows from Financing Activities.

     Edison International's dividend payout ratio for 1999 was 59.8%.

Cash Flows from Operating Activities
Net cash provided by operating activities totaled $2.1 billion in 1999, $1.5 billion in 1998 and $2.1 billion in 1997. Edison International's cash flow coverage of dividends for 1999 was 5.7 times compared to 3.9 times in 1998 and
5.2 times in 1997. The rate-making treatment of the gains on sales of SCE's generating plants caused an increase in 1999, as well as the decrease in 1998.

Cash Flows from Financing Activities
At December 31, 1999, Edison International and its subsidiaries had $572 million of borrowing capacity available under lines of credit totaling $3.8 billion. SCE had total lines of credit of $1.25 billion, with $39 million available for short-term debt and $515 million available for the long-term refinancing of its variable-rate pollution-control bonds. The parent company had total lines of credit of $590 million, with $108 million available. The nonutility subsidiaries had total lines of credit of $2.0 billion, with $425 million available to finance general cash requirements. These unsecured lines of credit are at negotiated or bank index rates with various expiration dates.

     Both EME's short-term and long-term debt are used for general corporate purposes as well as acquisitions. SCE's short-term debt is used to finance fuel inventories and general cash requirements. SCE's long-term debt is used mainly to finance capital expenditures. SCE's external financings are influenced by market conditions and other factors, including limitations imposed by its articles of incorporation and trust indenture. As of December 31, 1999, SCE could issue approximately $11.1 billion of additional first and refunding mortgage bonds and $2.8 billion of preferred stock at current interest and dividend rates.

     EME has firm commitments of $186 million to make equity and other contributions for the ISAB project in Italy, the EcoElectrica project in Puerto Rico and the Tri Energy project in Thailand. EME also has contingent obligations to make additional contributions of $159 million, primarily for equity support guarantees related to the Paiton project in Indonesia.

     EME may incur additional obligations to make equity and other contributions to projects in the future. EME believes it will have sufficient liquidity to meet these equity requirements from cash provided by operating activities, proceeds from the repayment of loans to energy projects and funds available from EME's revolving line of credit.

32  EDISON INTERNATIONAL

                     Edison International and Subsidiaries

--------------------------------------------------------------------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

--------------------------------------------------------------------------------

     Edison Capital has firm commitments of $364 million to fund affordable housing, and energy and infrastructure investments.

     California law prohibits SCE from incurring or guaranteeing debt for its nonutility affiliates. Additionally, the CPUC regulates SCE's capital structure, limiting the dividends it may pay Edison International. At December 31, 1999, SCE had the capacity to pay $433 million in additional dividends and continue to maintain its authorized capital structure. These restrictions are not expected to affect Edison International's ability to meet its cash obligations.

     In December 1997, $2.5 billion of rate reduction notes were issued on behalf of SCE by SCE Funding LLC, a special purpose entity. These notes were issued to finance the 10% rate reduction mandated by state law. The proceeds of the rate reduction notes were used by SCE Funding LLC to purchase from SCE an enforceable right known as transition property. Transition property is a current property right created by the restructuring legislation and a financing order of the CPUC and consists generally of the right to be paid a specified amount from non-bypassable rates charged to residential and small commercial customers. The rate reduction notes are being repaid over 10 years through these non-bypassable residential and small commercial customer rates which constitute the transition property purchased by SCE Funding LLC. The remaining series of outstanding rate reduction notes have scheduled maturities beginning in 2000 and ending in 2007, with interest rates ranging from 6.14% to 6.42%. The notes are secured by the transition property and are not secured by, or payable from, assets of SCE or Edison International. SCE used the proceeds from the sale of the transition property to retire debt and equity securities.

     Although, as required by generally accepted accounting principles, SCE Funding LLC is consolidated with SCE and the rate reduction notes are shown as long-term debt in the consolidated financial statements, SCE Funding LLC is legally separate from SCE. The assets of SCE Funding LLC are not available to creditors of SCE or Edison International and the transition property is legally not an asset of SCE or Edison International.

     On January 24, 2000, SCE issued $250 million of 7-5/8% notes, due 2010.

Cash Flows from Investing Activities
Cash flows from investing activities are affected by additions to property and plant, purchases and sales of assets, the nonutility companies' investments in partnerships and unconsolidated subsidiaries, and funding of nuclear decommissioning trusts. Decommissioning costs are accrued and recovered in rates over the term of each nuclear generating facility's operating license. SCE estimates that it will spend approximately $8.6 billion through 2060 to decommission its nuclear facilities. This estimate is based on SCE's current-dollar decommissioning costs ($2.0 billion), escalated at rates ranging from 0.3% to 10.0% (depending on the cost element) annually. These costs are expected to be funded from independent decommissioning trusts which receive SCE contributions of approximately $25 million per year.

     Cash used for the nonutility subsidiaries' investing activities was $9.0 billion in 1999, $1.2 billion in 1998 and $383 million in 1997. The 1999 increase is primarily due to EME's acquisition of Homer City in March 1999, Contact Energy in May 1999, the Ferrybridge and Fiddler's Ferry generating facilities in July 1999, and the Midwest Generation plants in December 1999. The 1998 increase was primarily related to EME's ownership purchase in the EcoElectrica project in Puerto Rico and Edison Capital's investment in leveraged leases in 1998.

Market Risk Exposures
Edison International's primary market risk exposures arise from fluctuations in energy prices, interest rates and foreign exchange rates. Edison International's risk management policy allows the use of derivative financial instruments to manage its financial exposures, but prohibits the use of these instruments for speculative or trading purposes.

     A 10% increase in market interest rates would result in a $36 million increase in the fair value of Edison International's interest rate hedge agreements. A 10% decrease in market interest rates would result in a $36 million decline in the fair value of interest rate hedge agreements. A 10% increase in pool prices would result in a $130 million decrease in the fair market value of electricity rate swap agreements. A 10% decrease in pool prices would result in a $130 million increase in the fair market value of electricity rate swap agreements. A 10% increase in natural gas prices would result in a $20 million increase in the fair market value of gas call options. A 10% decrease in natural gas prices would result in an $11 million decline in the fair market value of gas call options. A 10% change in market rates is expected to have an immaterial effect on Edison International's other financial instruments.

                                                          annual report 1999  33

                     Edison International and Subsidiaries

--------------------------------------------------------------------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

--------------------------------------------------------------------------------

SCE Issues
As a result of the rate freeze established in the restructuring legislation, SCE's transition costs are recovered as the residual component of rates once the costs for distribution, transmission, public purpose programs, nuclear decommissioning and the cost of supplying power to its customers through the PX and ISO have already been recovered. Accordingly, more revenue will be available to cover transition costs when market prices in the PX and ISO are low than when PX and ISO prices are high. The PX and ISO market prices to date have generally been consistent, although some irregular price spikes have occurred. The ISO has responded to price spikes in the market for reliability services (referred to as ancillary services) by imposing a price cap on the market for such services until certain actions have been completed to improve the functioning of those markets. Similarly, the ISO currently maintains a cap on its market for imbalance energy until adequate measures to improve the efficient operation of the market have been implemented. The caps in these markets mitigate the risk of costly price spikes that would reduce the revenue available to SCE to pay transition costs. The price cap instituted by the ISO in the summer of 1998 was $250/MWh. In October 1999, that cap was raised to $750/MWh and will remain at that level through the summer of 2000, unless certain identified market improvements do not occur. Under such circumstances, the price cap can be reduced to $500/MWh. SCE has entered into gas call options to mitigate high natural gas prices, since increases in natural gas prices tend to raise the price of electricity.

     In July 1999, SCE began participating in forward purchases through a PX block forward market. In the PX block forward market, SCE can purchase monthly blocks of energy for six days a week (excluding Sundays and holidays) for 16 hours a day. These purchases can be made up to 12 months in advance of the delivery date. The CPUC has currently limited SCE's use of the PX block forward market to a maximum of approximately 2,000 MW in any month. The PX has requested authority from the FERC to sell other forward products including a peak product, six days a week, for eight hours a day. SCE has requested rate-making treatment from the CPUC for its use of these additional products, and has requested an expansion of the limits from all forward PX products up to 5,200
MW in summer months. SCE requested permission from the CPUC to begin a demand responsiveness program that would allow customers to be paid to curtail their load during times of very high prices. SCE expects a CPUC resolution on these issues by the end of March 2000.

EME Issues
Changes in interest rates, electricity pool pricing and fluctuations in foreign currency exchange rates can have a significant impact on EME's results of operations. EME has mitigated a portion of the risk of interest rate fluctuations by arranging for fixed rate or variable rate financing with interest rate swaps or other hedging mechanisms for the majority of its project financings. Interest expense includes $25 million in 1999, $23 million in 1998 and $21 million in 1997, as a result of interest rate swap and collar agreements. Several of EME's interest rate swap and collar agreements mature prior to their underlying debt. EME does not believe that interest rate fluctuations will have a material adverse effect on its results of operations or financial position.

     Projects in the U.K. sell their electric energy and capacity through a centralized electricity pool, which establishes a half-hourly clearing price, or pool price, for electric energy. The pool price is extremely volatile, and can vary by a factor of 10 or more over the course of a few hours due to large differentials in demand according to the time of day. First Hydro and Ferrybridge and Fiddler's Ferry mitigate a portion of the market risk of the pool by entering into contracts for differences (electricity rate swap agreements), related to either the selling or purchasing price of power, where a contract specifies a price at which the electricity will be traded, and the parties to the agreements make payments, calculated on the difference between the price in the contract and the pool price for the element of power under contract. These contracts are sold in various structures. These contracts act as a means of stabilizing production revenue or purchasing costs by removing an element of their net exposure to pool price volatility. A proposal to replace the current structure of the forward-contracts market and the pool has been made by the Director General of Electricity Supply, at the request of the Minister for Science, Energy and Industry in the U.K. The Minister has recommended that the proposal be implemented by October 2000. Further definition of the proposal will be required before the effects of the changes can be evaluated. Legislation is being introduced to allow for the implementation of new trading arrangements.

34  EDISON INTERNATIONAL

                     Edison International and Subsidiaries
--------------------------------------------------------------------------------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
--------------------------------------------------------------------------------

     Electric power generated at Homer City is sold under bilateral arrangements with domestic utilities and power marketers under short-term contracts (two years or less) or to the Pennsylvania-New Jersey-Maryland Power Pool (PJM) or the New York Independent System Operator (NYISO). The PJM pool has a market that establishes an hourly clearing price. Homer City is located in the PJM pool area and is physically connected to high-voltage transmission lines serving both the PJM and NYISO markets. Power can also be transmitted to the mid-western United States. EME has developed risk management policies and procedures which, among other matters, address credit risk. It is EME's policy to sell to investment grade counterparties or counterparties that have an investment grade guarantor. EME hedges a portion of the electric output of the plant in order to lock in desirable outcomes. EME also manages the margin between electric prices and fuel prices when deemed appropriate. EME uses forward contracts, swaps, futures or option contracts to achieve these objectives.

     Midwest Generation and Commonwealth Edison (ComEd) entered into purchase power agreements in which ComEd will purchase capacity and have the right to purchase energy generated by the Midwest Generation units (see discussion under EME Acquisitions). The agreements, which began on December 15, 1999, and have a term of up to five years, provide for capacity and energy payments. ComEd will be obligated to make a capacity payment for the units under contract and an energy payment for the electricity produced by these units. The capacity payment will provide Midwest Generation revenue for fixed charges, and the energy payment will compensate Midwest Generation for variable costs of production. If ComEd does not fully dispatch the units under contract, Midwest Generation may sell, subject to certain conditions, the excess energy at market prices to neighboring utilities, municipalities, third party electric retailers, large consumers and power marketers on a spot basis.

     Loy Yang B sells its electrical energy through a centralized electricity pool, which provides for a system of generator bidding, central dispatch and a settlements system based on a clearing market for each half-hour of every day. The Victorian Power Exchange, operator and administrator of the pool, determines a system marginal price each half-hour. To mitigate the exposure to price volatility of the electricity traded in the pool, Loy Yang B has entered into a number of financial hedges. From May 8, 1997, to December 31, 2000, 53% to 64% of the plant output sold is hedged under vesting contracts, with the remainder of the plant capacity hedged under the State Government of Victoria, Australia (State) hedge described below. Vesting contracts were put into place by the State, between each generator and each distributor, prior to the privatization of electric power distributors in order to provide more predictable pricing for those electricity customers that were unable to choose their electricity retailer. Vesting contracts set base strike prices at which the electricity will be traded, and the parties to the agreement make payments, calculated based on the difference between the price in the contract and the half-hourly pool clearing price for the element of power under contract. These contracts are sold in various structures. These contracts are accounted for as electricity rate swap agreements. The State hedge is a long-term contractual arrangement based upon a fixed price commencing May 8, 1997, and terminating October 31, 2016. The State guarantees the State Electricity Commission of Victoria's obligations under the State hedge.

     EME's electric revenue increased by $61 million, $108 million and $96 million, respectively, for the years ended December 31, 1999, 1998 and 1997, as a result of electricity rate swap agreements and other hedging activities.

     As EME continues to expand into foreign markets, fluctuations in foreign currency exchange rates can affect the amount of its equity contributions to, distributions from and results of operations of its foreign projects. At times, EME has hedged a portion of its exposure to fluctuations in foreign exchange rates where it deems appropriate through financial derivatives, offsetting obligations denominated in foreign currencies, and indexing underlying project agreements to U.S. dollars or other indices reasonably expected to correlate with foreign exchange movements. Statistical forecasting techniques are used to help assess foreign exchange risk and the probabilities of various outcomes. There can be no assurance, however, that fluctuations in exchange rates will be fully offset by hedges or that currency movements and the relationship between macro-economic variables will behave in a manner that is consistent with historical or forecasted relationships.

Paiton Project
A wholly owned subsidiary of EME owns a 40% interest in the Paiton project, a 1,230-MW coal-fired power plant in Indonesia. The tariff is higher in the early years and steps down over time. The tariff for the Paiton project includes infrastructure to be used in common by other units at the Paiton complex. The plant's output is fully contracted with the state-owned electricity company for payment in Indonesian Rupiah, with the portion of such payments intended to cover non-Rupiah project costs annual report 1999  35

                     Edison International and Subsidiaries
--------------------------------------------------------------------------------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
--------------------------------------------------------------------------------

(including returns to investors) indexed to the Indonesian Rupiah/U.S.
dollar exchange rate established at the time of the power purchase agreement in February 1994. The state-owned electricity company's payment obligations are supported by the Indonesian government. The project received substantial finance and insurance support from the Export-Import Bank of the United States, The Export-Import Bank of Japan, the U.S. Overseas Private Investment Corporation and the Ministry of International Trade and Industry of Japan. The projected rate of growth of the Indonesian economy and the exchange rate of Indonesian Rupiah into U.S. dollars have deteriorated significantly since the Paiton project was contracted, approved and financed. The Paiton project's senior debt ratings have been reduced from investment grade to speculative grade based on the rating agencies' perceived increased risk that the state-owned electricity company might not be able to honor the electricity sales contract with Paiton. The Indonesian government has arranged to reschedule sovereign debt owed to foreign governments and has entered into discussions about rescheduling sovereign debt owed to private lenders. Certain events have occurred (including those discussed in the subsequent paragraph) which, with the passage of time or upon notice, may mature into defaults of the project's debt agreement. On October 15, 1999, the project entered into an interim agreement with its lenders, in which the lenders waived such defaults until July 31, 2000. However, such waiver may expire on an earlier date if additional defaults (other than those specifically waived) or certain other specified events occur.

     One of the Paiton units began commercial operation in May 1999 and the other unit in July 1999. Because of the economic downturn, the state-owned electricity company is experiencing low electricity demand and has therefore ordered no power from the Paiton plant; however, under the terms of the power purchase agreement, the state-owned electricity company is required to continue to pay for capacity and fixed operating costs once each unit and the plant achieve commercial operation. An invoice for these charges for May 1999 has been submitted and a partial payment, based on an arbitrary exchange rate that does not comply with the terms of the power purchase agreement, was received. Additional invoices for capacity charges and fixed operating costs have been submitted; no payment has been received. In addition, the state-owned electricity company and the project have begun discussions to renegotiate the power supply contract. However, it is not yet known what form the renegotiation may take. Any material modifications of the contract could also require a renegotiation of the Paiton project's debt agreement. The impact of any such renegotiations with the state-owned electricity company, the Indonesian government or the project's creditors on EME's expected return on its investment in Paiton is uncertain at this time; however, EME believes that it will ultimately recover its investment in the project.

Projected Capital Requirements
Edison International's projected construction expenditures for the next five years are: 2000 - $1.4 billion; 2001 - $1.3 billion; 2002 - $1.1 billion; 2003 -
$1.0 billion; and 2004 - $945 million.

     Long-term debt maturities and sinking fund requirements for the next five years are: 2000 - $940 million; 2001 - $1.4 billion; 2002 - $1.6 billion; 2003 -
$616 million; and 2004 - $2.3 billion.

     Preferred stock redemption requirements for the next five years are: 2000 and 2001 - zero; 2002 - $105 million; 2003 -$9 million; and 2004 - $9 million.

EME ACQUISITIONS
In March 1999, EME completed the acquisition of the 1,884-MW Homer City Generating Station for approximately $1.8 billion. Homer City was jointly owned by subsidiaries of GPU, Inc. and New York State Electric & Gas Corporation. The coal-fired facility has the rights to direct, high-voltage interconnections to both the NYISO and the PJM. The plant is located near Pittsburgh, Pennsylvania. EME is operating the plant, which is one of the lowest-cost generation facilities in the region. EME financed the acquisition with a combination of debt secured by the project, EME corporate debt and cash.

     In May 1999, EME completed its acquisition of a 40% interest in New Zealand's government-owned Contact Energy Ltd. for approximately $635 million. The New Zealand government sold the remaining 60% of Contact Energy to the public through an initial public offering. Contact Energy owns and operates hydroelectric, geothermal and natural gas-fired generating plants primarily in New Zealand with a total generating capacity of 2,626 MW. EME financed the acquisition with subsidiary debt, an equity contribution from Edison International and cash.

     In July 1999, EME completed its acquisition of two electric generating plants, Ferrybridge and Fiddler's Ferry, located in the United Kingdom from PowerGen U.K. plc, for approximately $2 billion. Each of the plants has a generating capacity of about 2,000 MW. The acquisition was financed primarily through a combination of debt secured by the project and equity from Edison International.

36  EDISON INTERNATIONAL

                     Edison International and Subsidiaries
--------------------------------------------------------------------------------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
--------------------------------------------------------------------------------

     In October 1999, EME acquired the remaining 20% interest in the Roosecote project, a 220-MW gas-fired power station located in northern England, for approximately $16 million.

     In December 1999, EME completed its acquisition of the fossil-fueled generating assets of ComEd. The $4.9 billion transaction included amounts paid by a third party lessor in connection with a lease transaction. The coal-, gas- and oil-fired generating facilities have a total capacity of 9,510 MW. In conjunction with the acquisition, EME, who will operate the facilities through a subsidiary, Midwest Generation, will invest additional capital in the plants to upgrade pollution controls, extend plant life, improve reliability and reduce generation costs.

SCE'S REGULATORY ENVIRONMENT
SCE currently operates in a highly regulated environment in which it has an obligation to deliver electric service to customers in return for an exclusive franchise within its service territory. This regulatory environment is changing as a result of a 1995 CPUC decision on restructuring and state legislation enacted in 1996. The Statute substantially adopted the CPUC's restructuring decision by addressing stranded-cost recovery for utilities and providing a certain cost-recovery time period for the transition costs associated with generation-related assets. The Statute also included provisions to finance a portion of the stranded costs that residential and small commercial customers would have paid between 1998 and 2001, which allowed SCE to reduce rates by at least 10% to these customers, effective January 1, 1998. The Statute mandated other rates to remain frozen at June 1996 levels (system average of 10.1(cent) per kilowatt-hour), including those for large commercial and industrial customers, and included provisions for continued funding for energy conservation, low-income programs and renewable resources. Despite the rate freeze, SCE expects to be able to recover its revenue requirement during the 1998-2001 transition period. In addition, the Statute mandated the implementation of the CTC (see the detailed discussion in Revenue and Cost-Recovery Mechanisms) that provides utilities the opportunity to recover costs made uneconomic by electric utility restructuring.

Revenue and Cost-Recovery Mechanisms
Revenue is determined by various mechanisms depending on the utility operation. Revenue related to distribution operations is being determined through a performance-based rate-making (PBR) mechanism and the distribution assets have the opportunity to earn a CPUC-authorized 9.49% return. The distribution PBR will extend through December 2001. Key elements of the distribution PBR include: distribution rates indexed for inflation based on the Consumer Price Index less a productivity factor; adjustments for cost changes that are not within SCE's control; a cost-of-capital trigger mechanism based on changes in a bond index; standards for customer satisfaction; service reliability and safety; and a net revenue-sharing mechanism that determines how customers and shareholders will share gains and losses from distribution operations. Transmission revenue is being determined through FERC-authorized rates that are subject to refund.

     SCE's transition costs are being recovered through a non-bypassable CTC. This charge applies to all customers who were using or began using utility services on or after the CPUC's December 1995 restructuring decision date. At the beginning of the transition period, SCE estimated its transition costs to be approximately $10.6 billion (1998 net present value) from 1998 through 2030. This estimate was based on incurred costs, forecasts of future costs and assumed market prices. However, changes in the assumed market prices could materially affect these estimates. Transition costs related to power-purchase contracts are being recovered through the terms of their contracts while most of the remaining transition costs will be recovered through 2001. The potential transition costs are comprised of $6.4 billion from SCE's QF contracts, which are the direct result of prior legislative and regulatory mandates, and $4.2 billion from costs pertaining to certain generating assets (including the 1998 sale of SCE's generating plants) and regulatory commitments consisting of costs incurred (whose recovery has been deferred by the CPUC) to provide service to customers. Such commitments include the recovery of income tax benefits previously flowed through to customers, postretirement benefit transition costs, accelerated recovery of San Onofre Units 2 and 3 and the Palo Verde units, and certain other costs. During 1998, SCE sold all of its gas- and oil-fueled generation plants for $1.2 billion, over $500 million more than the combined book value. Net proceeds of the sales were used to reduce stranded costs, which otherwise were expected to be collected through the CTC mechanism. If events occur during the restructuring process that result in all or a portion of the transition costs being improbable of recovery, SCE could have write-offs associated with these costs if they are not recovered through another regulatory mechanism.

                                                          annual report 1999  37

                     Edison International and Subsidiaries

--------------------------------------------------------------------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

--------------------------------------------------------------------------------

     Revenue from generation-related operations is being determined through the competitive market and the CTC mechanism, which now includes the nuclear rate-making agreements. The portion of revenue related to fossil and hydroelectric generation operations that is made uneconomic by electric industry restructuring is recovered through the CTC mechanism. The portion that is economic is recovered through the market. SCE's costs associated with its hydroelectric plants are being recovered through a performance-based mechanism. The mechanism sets the hydroelectric revenue requirement and establishes a formula for extending it through the duration of the electric industry restructuring transition period, or until market valuation of the hydroelectric facilities, whichever occurs first. The mechanism provides that power sales revenue from hydroelectric facilities in excess of the hydroelectric revenue requirement be credited against the costs to transition to a competitive market. In 1999, fossil and hydroelectric generation assets had the opportunity to earn a 7.22% return. SCE has filed an application with the CPUC regarding the market valuation of its hydroelectric facilities. See further discussion below.

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

     In March 1997, SCE filed its first FERC transmission rate case. In March 1999, a proposed FERC decision was issued which recommended a reduced rate of return on equity of 9.68% (compared to SCE's current CPUC rate for distribution of 11.6%) and a reduced return on transmission assets of 8.41% (compared to the current rate of 9.43% being earned on transmission assets). SCE filed comments opposing the proposed decision in May 1999. In response to a recent FERC ruling, on November 1, 1999, SCE filed additional evidence regarding return on equity. A final FERC decision is expected during first quarter 2000. SCE does not expect the final decision to have a material effect on its results of operations or financial position.

     As a further requirement of the law that restructured California's electric utility industry, in October 1999, SCE filed an application with the CPUC to approve an auction process for its 56% interest in the Mohave Generating Station. A CPUC decision on the auction process is expected in early 2000.

     In order to comply with the restructuring legislation, on December 15, 1999, SCE filed an application with the CPUC establishing a market value for its hydroelectric generation-related assets at approximately $1.0 billion (almost twice the assets' book value) and proposing to retain and operate the hydroelectric assets under a performance-based and revenue-sharing mechanism. The application had broad-based support from labor, ratepayer and environmental groups. If approved by the CPUC, SCE would be allowed to recover an authorized, inflation-index operations and maintenance allowance, as well as a reasonable return on capital investment. A revenue-sharing arrangement would be activated if revenue from the sale of hydroelectricity exceeds or falls short of the authorized revenue requirement. SCE would then refund 90% of the excess revenue to ratepayers or recover 90% of any shortfalls from ratepayers. A final CPUC decision is expected by the end of 2000.

     On January 7, 2000, SCE filed an application with the CPUC proposing rates that would go into effect when the current rate freeze ends on March 31, 2002, or earlier, depending on the pace of CTC recovery. The proposal seeks CPUC approval of a rate redesign that will result in reduced rates for most customers when SCE completes the first phase of recovery of its transition costs. The proposed new rates are expected to reduce SCE's system average rates by about 17% from current frozen rate levels, based on certain assumptions about competitive energy prices. In addition, SCE's filing proposes to redesign and establish separate transmission and distribution rates to better reflect the actual costs to deliver electricity and serve customers. This pricing approach is consistent with CPUC policies requiring California's major utilities to move toward cost-based transmission and distribution rates.

38  EDISON INTERNATIONAL

                     Edison International and Subsidiaries

--------------------------------------------------------------------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

--------------------------------------------------------------------------------

Restructuring Implementation Costs
In May 1998, SCE filed an application with the CPUC to identify the categories of restructuring implementation costs (including costs related to the start-up and development of both the PX and ISO, and related to the implementation of direct access) and to establish the reasonableness of those costs incurred in 1997. In September 1999, the CPUC approved a settlement agreement between SCE, the CPUC's Office of Ratepayer Advocates and several other parties allowing SCE to recover substantially all (approximately $300 million) of its restructuring implementation costs (incurred and estimated) for the period 1997-2001. In addition, the settlement provides that up to $210 million of generation-related costs (transition costs) that are displaced by recovery of the restructuring implementation costs during the rate freeze may be recovered after December 31, 2001, the date SCE would cease to recover these transition costs under restructuring legislation.

Accounting for Utility Generation-Related Assets
If the CPUC's electric industry restructuring plan continues as described above, SCE will be allowed to recover its transition costs through non-bypassable charges to its distribution customers (although its investment in certain generation assets is subject to a lower authorized rate of return). In 1997, SCE discontinued application of accounting principles for rate-regulated enterprises for its generation assets based on new accounting guidance. The new guidance did not require SCE to write off any of its generation-related assets, including related regulatory assets. SCE has retained these assets on its balance sheet because the Statute and restructuring plan referred to above make probable their recovery through a non-bypassable charge to distribution customers. The regulatory assets relate primarily to the recovery of accelerated income tax benefits previously flowed through to customers, purchased power contract termination payments and unamortized losses on reacquired debt. The new accounting guidance also permits the recording of new generation-related regulatory assets during the transition period that are probable of recovery through the CTC mechanism.

     During the second quarter of 1998, additional guidance was developed related to the application of asset impairment standards to these assets. Using this guidance, SCE reduced its remaining nuclear plant investment by $2.6 billion (as of June 30, 1998) and recorded a regulatory asset on its balance sheet for the same amount. For this impairment assessment, the fair value of the investment was calculated by discounting expected future net cash flows. This reclassification had no effect on SCE's results of operations.

     If during the transition period events were to occur that made the recovery of these generation-related regulatory assets no longer probable, SCE would be required to write off the remaining balance of such assets (approximately $2.6 billion, after tax, at December 31, 1999) as a one-time, non-cash charge against earnings. At this time, SCE cannot predict what other revisions will ultimately be made during the restructuring process in subsequent proceedings or the effect, after the transition period, that competition will have on its results of operations or financial position.

ENVIRONMENTAL PROTECTION
Edison International is subject to numerous environmental laws and regulations, which require it to incur substantial costs to operate existing facilities, construct and operate new facilities, and mitigate or remove the effect of past operations on the environment.

     As further discussed in Note 11 to the Consolidated Financial Statements, Edison International records its environmental liabilities when site assessments and/or remedial actions are probable and a range of reasonably likely cleanup costs can be estimated. Edison International's recorded estimated minimum liability to remediate its 45 identified sites is $163 million. One of SCE's sites, a former pole-treating facility, is considered a federal Superfund site and represents 40% of its recorded liability. Edison International believes that, due to uncertainties inherent in the estimation process, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $284 million. In 1998, SCE sold all of its gas- and oil-fueled power plants but has retained some liability associated with the divested properties.

     The CPUC allows SCE to recover environmental-cleanup costs at 42 of its sites, representing $90 million of its recorded liability, through an incentive mechanism, which is discussed in Note 11. SCE has recorded a regulatory asset of $126 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

     Edison International's identified sites include several sites for which there is a lack of currently available information. As a result, no reasonable estimate of cleanup costs can be made for these sites. Edison International expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $5 million to $15 million. Recorded costs for 1999 were $14 million.

                                                          annual report 1999  39

                     Edison International and Subsidiaries

--------------------------------------------------------------------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

--------------------------------------------------------------------------------

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

     The 1990 Federal Clean Air Act requires power producers to have emissions allowances to emit sulfur dioxide. Power companies receive emissions allowances from the federal government and may bank or sell excess allowances. SCE expects to have excess allowances under Phase II of the Clean Air Act (2000 and later). A study was undertaken to determine the specific impact of air contaminant emissions from the Mohave Generating Station on visibility in Grand Canyon National Park. The final report on this study, which was issued in March 1999, found negligible correlation between measured Mohave station tracer concentrations and visibility impairment. The absence of any obvious relationship cannot rule out Mohave station contributions to haze in Grand Canyon National Park, but strongly suggests that other sources were primarily responsible for the haze. In June 1999, the Environmental Protection Agency issued an advanced notice of proposed rulemaking regarding assessment of visibility impairment at the Grand Canyon. SCE filed comments on the proposed rulemaking in November 1999. In 1998, several environmental groups filed suit against the co-owners of the Mohave station regarding alleged violations of emissions limits. In order to accelerate resolution of key environmental issues regarding the plant, the parties filed, in concurrence with SCE and the other station owners, a consent decree, which was approved by the court in December 1999. The Environmental Protection Agency has notified SCE that the visibility concerns can be resolved by revising the Mohave station's Federal Implementation Plan to include the relevant provisions in the consent decree.

     Edison International's projected environmental capital expenditures are $1.5 billion for the 2000-2004 period, mainly for undergrounding certain transmission and distribution lines.

SAN ONOFRE STEAM GENERATOR TUBES
The San Onofre Units 2 and 3 steam generators have performed relatively well through the first 15 years of operation, with low rates of ongoing steam generator tube degradation. The steam generator design allows for the removal of up to 10% of the tubes before the rated capacity of the unit must be reduced. As a result of the increased degradation found during a 1997 inspection, a mid-cycle inspection outage was conducted in early 1998 for Unit 2. Continued degradation was found during this inspection. A favorable or decreasing trend in degradation was observed during inspection in the scheduled refueling outage in January 1999 and as a result, a mid-cycle inspection outage in early 2000 was unnecessary. With the results from the January 1999 outage, 7.5% of the tubes have now been removed from service.

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

40  EDISON INTERNATIONAL

                     Edison International and Subsidiaries

-------------------------------------------------------------------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

-------------------------------------------------------------------------------

YEAR 2000 ISSUE
Edison International implemented a comprehensive program to address potential Year 2000 computer system impacts, consisting of five phases: inventory, impact assessment, remediation, testing and implementation. Edison International met its goal to have 100% of its critical systems Year 2000-ready by July 1, 1999. A critical system was defined as those applications and systems, including embedded processor technology, which if not appropriately remediated, may have had a significant impact on customers, the health and safety of the public and/or personnel, the revenue stream, or regulatory compliance. A system, application or physical asset was deemed to be Year 2000-ready if it was determined by Edison International to be suitable for continued use through 2028 (or through the last year of the anticipated life of the asset, whichever occurred first), even if not fully Year 2000-compliant (able to accurately process date/time data, between the 20th and 21st centuries, 1999 and 2000, and leap-year calculations).

     Included among SCE's critical applications were the financial, customer information and billing, material management, and human resource systems. Work was also completed on critical physical assets in the areas of information technology infrastructure, and embedded processor technology in generation, transmission, distribution and facilities assets.

     The other essential component of the Year 2000 program was to identify and assess vendor products and business partners for Year 2000 readiness, as these external parties may have had the potential to impact Edison International's Year 2000 readiness. Edison International implemented a process to identify and contact vendors and business partners to determine their Year 2000 status. This process included appropriate follow-up and contingency activities.

     Edison International's Year 2000 costs through December 31, 1999, were $68 million, of which 35% was for capital costs. SCE's current rate levels for providing electric service were sufficient to provide funding for utility-related modifications.

     Edison International developed contingency plans, which included provisions for monitoring, validating and managing the continued performance of Edison International's Year 2000-sensitive systems and assets during critical transition periods, development of work-arounds and expedited fix-on-failure strategies.

     SCE's Year 2000 contingency plans, whose initial development was completed in June 1999, were in place for year-end 1999. None of SCE's critical applications or assets have encountered significant problems on or since January 1, 2000, and they continue to operate as expected. SCE expects business as usual in 2000, as it relates to its Year 2000 computer system issues.

     EME's Year 2000 contingency plans were completed and in place for the end of the year rollover event. In addition, an early warning and information database was in place that received input from all EME plants and corporate offices worldwide during the millennium event. There were no Year 2000-related problems or events of any material nature detected.

     Edison Capital's Year 2000 contingency plan was completed and in place as of November 1999. None of Edison Capital's systems have encountered significant problems on or since January 1, 2000, and they continue to operate as expected.

     Edison Enterprises' Year 2000 contingency plans were completed and in place by year-end 1999.Edison Enterprises' rollover period was uneventful. All operating conditions were normal and no significant events were reported.

     Edison International will continue to maintain the readiness of its contingency plans throughout 2000. Ongoing efforts include monitoring of systems over the February 29 leap-day period. Edison International does not expect the Year 2000 issue to have a material adverse effect on its results of operation or financial position.

FORWARD-LOOKING INFORMATION
In the preceding Management's Discussion and Analysis of Results of Operations and Financial Condition and elsewhere in this annual report, the words estimates, expects, anticipates, believes, and other similar expressions are intended to identify forward-looking information that involves risks and uncertainties. Actual results or outcomes could differ materially as a result of such important factors as further actions by state and federal regulatory bodies setting rates and implementing the restructuring of the electric utility industry; the effects of new laws and regulations relating to restructuring and other matters; the effects of increased competition in the electric utility business and other energy-related businesses, including direct customer access to retail energy suppliers and the unbundling of revenue cycle services such as metering and billing; changes in prices of electricity and fuel costs; changes in market interest or currency exchange rates; risks of doing business in foreign countries, such as political changes and currency devaluations; power plant construction and operation risks; new or increased environmental liabilities; the ability to create and expand new businesses, such as telecommunications; and other unforeseen events.

--------------------------------------------------------------------------------

                                                          annual report 1999  41

                     Edison International and Subsidiaries

-------------------------------------------------------------------------------

                    RESPONSIBILITY FOR FINANCIAL REPORTING

-------------------------------------------------------------------------------

The management of Edison International is responsible for the integrity and objectivity of the accompanying financial statements. The statements have been prepared in accordance with generally accepted accounting principles and are based,in part, on management estimates and judgment.

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

     Edison International's independent public accountants, Arthur Andersen LLP, are engaged to audit the financial statements in accordance with auditing standards generally accepted in the United States and to express an informed opinion on the fairness, in all material respects, of Edison International's reported results of operations, cash flows and financial position.

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

/s/ Thomas M. Noonan                 /s/ John E. Bryson
Thomas M. Noonan                     John E. Bryson
Vice President and Controller        Chairman of the Board, President and Chief
                                     Executive Officer

February 2, 2000

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE SHAREHOLDERS AND THE BOARD OF DIRECTORS, EDISON INTERNATIONAL:

We have audited the accompanying consolidated balance sheets of Edison International (a California corporation) and its subsidiaries as of December
31, 1999, and 1998, and the related consolidated statements of income, comprehensive income, cash flows and common shareholders' equity for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of Edison International's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Edison International and its subsidiaries as of December 31, 1999, and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


/s/ Arthur Andersen LLP
Arthur Andersen LLP

Los Angeles, California
February 2, 2000

--------------------------------------------------------------------------------

42  EDISON INTERNATIONAL

                     Edison International and Subsidiaries

------------------------------------------------------------------------------------------------------------------------------------

                       CONSOLIDATED STATEMENTS OF INCOME

------------------------------------------------------------------------------------------------------------------------------------
In millions, except per share amounts                Year ended December 31,     1999                1998                1997
------------------------------------------------------------------------------------------------------------------------------------
Electric utility                                                               $7,522              $7,499              $7,953
Nonutility power generation                                                     1,642                 894                 975
Financial services and other                                                      506                 467                 307
------------------------------------------------------------------------------------------------------------------------------------
Total operating revenue                                                         9,670               8,860               9,235
------------------------------------------------------------------------------------------------------------------------------------
Fuel                                                                              675                 501               1,074
Purchased power - contracts                                                     2,419               2,626               2,854
Purchased power - power exchange - net                                            760                 636                   -
Provisions for regulatory adjustment clauses - net                               (764)               (473)               (411)
Other operation and maintenance                                                 2,921               2,533               2,191
Depreciation, decommissioning and amortization                                  1,794               1,662               1,362
Property and other taxes                                                          124                 133                 134
Net gain on sale of utility plant                                                  (3)               (542)                 (4)
------------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                        7,926               7,076               7,200
------------------------------------------------------------------------------------------------------------------------------------
Operating income                                                                1,744               1,784               2,035
------------------------------------------------------------------------------------------------------------------------------------
Interest and dividend income                                                       96                 108                  85
Other nonoperating income (deductions) - net                                       33                 (19)               (140)
------------------------------------------------------------------------------------------------------------------------------------
Total other income (deductions) - net                                             129                  89                 (55)
------------------------------------------------------------------------------------------------------------------------------------
Income before fixed charges and taxes                                           1,873               1,873               1,980
------------------------------------------------------------------------------------------------------------------------------------
Interest and amortization on long-term debt                                       734                 652                 584
Other interest expense - net                                                      149                  50                 115
Dividends on preferred securities                                                  44                  13                  14
Dividends on utility preferred stock                                               26                  25                  29
------------------------------------------------------------------------------------------------------------------------------------
Total fixed charges                                                               953                 740                 742
------------------------------------------------------------------------------------------------------------------------------------
Minority interest                                                                   3                   3                  39
------------------------------------------------------------------------------------------------------------------------------------
Income before taxes                                                               917               1,130               1,199
------------------------------------------------------------------------------------------------------------------------------------
Income taxes                                                                      294                 462                 499
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                     $  623              $  668              $  700
------------------------------------------------------------------------------------------------------------------------------------
Weighted-average shares of common stock outstanding                               348                 359                 400
Basic earnings per share                                                       $ 1.79              $ 1.86              $ 1.75
Weighted-average shares, including effect of dilutive securities                  349                 364                 405
Diluted earnings per share                                                     $ 1.79              $ 1.84              $ 1.73

Dividends declared per common share                                            $ 1.08              $ 1.04              $ 1.00
------------------------------------------------------------------------------------------------------------------------------------

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

------------------------------------------------------------------------------------------------------------------------------------
In millions                                          Year ended December 31,     1999                1998                1997
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                     $  623              $  668              $  700
Cumulative translation adjustments - net                                          (19)                  -                 (34)
Unrealized gain on securities - net                                                23                  12                  27
Reclassification adjustment for gains included
in net income                                                                     (46)                (18)                  -
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                           $  581              $  662              $  693
------------------------------------------------------------------------------------------------------------------------------------

  The accompanying notes are an integral part of these financial statements.

                                                          annual report 1999  43

                     Edison International and Subsidiaries

------------------------------------------------------------------------------------------------------------------------------------

                          CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------------------------------------------------------
In millions                                                                  December 31,              1999          1998
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and equivalents                                                                                $   508       $   584
Receivables, including unbilled revenue,less allowances of $34 and $24
  for uncollectible accounts at respective dates                                                      1,378         1,316
Fuel inventory                                                                                          241            51
Materials and supplies, at average cost                                                                 199           116
Accumulated deferred income taxes - net                                                                 191           275
Regulatory balancing accounts - net                                                                       -           287
Prepayments and other current assets                                                                    153           138
------------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                                  2,670         2,767
------------------------------------------------------------------------------------------------------------------------------------
Nonutility property - less accumulated provision for depreciation
  of $446 and $297 at respective dates                                                               12,352         3,072
Nuclear decommissioning trusts                                                                        2,509         2,240
Investments in partnerships and unconsolidated subsidiaries                                           2,505         1,980
Investments in leveraged leases                                                                       1,885         1,621
Other investments                                                                                       180           208
------------------------------------------------------------------------------------------------------------------------------------
Total investments and other assets                                                                   19,431         9,121
------------------------------------------------------------------------------------------------------------------------------------
Utility plant, at original cost:
  Transmission and distribution                                                                      12,439        11,772
  Generation                                                                                          1,718         1,690
Accumulated provision for depreciation and decommissioning                                           (7,520)       (6,897)
Construction work in progress                                                                           562           517
Nuclear fuel, at amortized cost                                                                         132           172
------------------------------------------------------------------------------------------------------------------------------------
Total utility plant                                                                                   7,331         7,254
------------------------------------------------------------------------------------------------------------------------------------
Unamortized nuclear investment - net                                                                  1,366         2,162
Income tax-related deferred charges                                                                   1,273         1,463
Regulatory balancing accounts - net                                                                   1,715           362
Unamortized debt issuance and reacquisition expense                                                     340           349
Other deferred charges                                                                                2,103         1,220
------------------------------------------------------------------------------------------------------------------------------------
Total deferred charges                                                                                6,797         5,556
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                        $36,229         $24,698
------------------------------------------------------------------------------------------------------------------------------------

  The accompanying notes are an integral part of these financial statements.

44  EDISON INTERNATIONAL

                     Edison International and Subsidiaries

------------------------------------------------------------------------------------------------------------------------------------

                          CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------------------------------------------------------
In millions, except share amounts                                          December 31,          1999                     1998
------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt                                                                               $ 2,553                  $   565
Current portion of long-term debt                                                                 962                      920
Accounts payable                                                                                  625                      490
Accrued taxes                                                                                     407                      630
Accrued interest                                                                                  189                      147
Dividends payable                                                                                 101                       92
Regulatory balancing accounts - net                                                                76                        -
Deferred unbilled revenue and other current liabilities                                         1,929                    1,442
------------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                       6,842                    4,286
------------------------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                                 13,391                    8,008
------------------------------------------------------------------------------------------------------------------------------------
Accumulated deferred income taxes - net                                                         5,757                    4,591
Accumulated deferred investment tax credits                                                       225                      271
Customer advances and other deferred credits                                                    2,094                    1,425
Power purchase contracts                                                                          563                      130
Other long-term liabilities                                                                       478                      337
------------------------------------------------------------------------------------------------------------------------------------
Total deferred credits and other liabilities                                                    9,117                    6,754
------------------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies (Notes 10 and 11)

Minority interest                                                                                   9                       16
------------------------------------------------------------------------------------------------------------------------------------

Preferred stock of utility:
   Not subject to mandatory redemption                                                            129                      129
   Subject to mandatory redemption                                                                256                      256
Company-obligated mandatorily redeemable securities of subsidiaries
  holding solely parent company debentures                                                        948                      150
Other preferred securities                                                                        326                        -
------------------------------------------------------------------------------------------------------------------------------------
Total preferred securities of subsidiaries                                                      1,659                      535
------------------------------------------------------------------------------------------------------------------------------------
Common stock (347,207,106 and 350,553,197 shares outstanding at respective dates)               2,090                    2,109
Accumulated other comprehensive income:
  Cumulative translation adjustments - net                                                         11                       30
  Unrealized gain in equity securities - net                                                       31                       54
Retained earnings                                                                               3,079                    2,906
------------------------------------------------------------------------------------------------------------------------------------

Total common shareholders' equity                                                               5,211                    5,099
------------------------------------------------------------------------------------------------------------------------------------

Total liabilities and shareholders' equity                                                    $36,229                  $24,698
------------------------------------------------------------------------------------------------------------------------------------

                                                     annual report 1999  45

                     Edison International and Subsidiaries

------------------------------------------------------------------------------------------------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------------------------------------------------

In millions                                         Year ended December 31,        1999              1998             1997
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                     $    623           $   668          $   700
  Adjustments for non-cash items:
  Depreciation,decommissioning and amortization                                   1,794             1,662            1,362
  Other amortization                                                                112                96               88
  Deferred income taxes and investment tax credits                                  525               348              115
  Equity in income from partnerships and unconsolidated
     subsidiaries                                                                     (244)             (190)            (190)
  Income from leveraged leases                                                     (214)             (213)             (86)
  Other long-term liabilities                                                        32               (13)              56
  Regulatory balancing accounts - long-term                                      (1,354)             (361)               -
  Regulatory asset related to the sale of utility generating plants                   -              (220)               -
  Net gain on sale of utility generating plants                                      (1)             (565)               -
  Other - net                                                                        44                38                2
Changes in working capital:
  Receivables                                                                       (75)             (235)              (8)
  Regulatory balancing accounts                                                     363               (94)            (375)
  Fuel inventory,materials and supplies                                              (5)               24               36
  Prepayments and other current assets                                              (75)              (19)              10
  Accrued interest and taxes                                                       (151)               68               47
  Accounts payable and other current liabilities                                    526               283              195
Distributions from partnerships and unconsolidated subsidiaries                     213               185              182
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                         2,113             1,462            2,134
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Long-term debt issued                                                             6,685               981            1,646
Long-term debt repaid                                                            (1,071)           (1,544)          (2,219)
Common stock repurchased                                                            (92)             (714)          (1,173)
Preferred securities issued                                                       1,124                 -                -
Preferred stocks redeemed                                                             -               (74)            (100)
Rate reduction notes issued                                                           -                 -            2,449
Rate reduction notes repaid                                                        (246)             (252)               -
Short-term debt issued - net                                                      1,931               236              (68)
Dividends paid                                                                     (373)             (374)            (408)
Other - net                                                                         (37)               17              (14)
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                                  7,921            (1,724)             113
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and plant                                                  (1,231)             (963)            (783)
Purchase of nonutility generating plants                                         (7,958)                -                -
Proceeds from sale of assets                                                        115             1,215              211
Funding of nuclear decommissioning trusts                                          (116)             (163)            (154)
Investments in partnerships and unconsolidated subsidiaries                        (853)             (659)            (131)
Unrealized gain (loss) on securities - net                                          (23)               (6)              27
Investments in leveraged leases                                                     (99)             (458)            (327)
Other - net                                                                          55               (27)             (80)
------------------------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                           (10,110)           (1,061)          (1,237)
------------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and equivalents                                     (76)           (1,323)           1,010
Cash and equivalents, beginning of year                                             584             1,907              897
------------------------------------------------------------------------------------------------------------------------------------
Cash and equivalents, end of year                                              $    508           $   584          $ 1,907
------------------------------------------------------------------------------------------------------------------------------------

  The accompanying notes are an integral part of these financial statements.

46  EDISON INTERNATIONAL

                     Edison International and Subsidiaries

------------------------------------------------------------------------------------------------------------------------------------

       CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------------------------------
                                                                           Accumulated Other                        Total Common
                                                                           Comprehensive                            Shareholders'
                                                         Common Stock      Income               Retained Earnings   Equity
In millions, except share amounts
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996                                     $2,547                   $ 97               $3,753          $6,397
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                    700             700
Stock repurchase and retirement
  (48,992,365 shares)                                            (294)                                       (879)         (1,173)
Long-term incentive compensation plan
  (232,616 shares)                                                  5                                                           5
Dividends declared on common stock                                                                           (395)           (395)
Unrealized gain on securities                                                             45                                   45
     Tax effect                                                                          (18)                                 (18)
Cumulative translation adjustment                                                        (38)                                 (38)
     Tax effect                                                                            4                                    4
Capital stock expense                                               3                                                           3
Stock option appreciation                                                                                      (3)             (3)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997                                      2,261                     90                3,176           5,527
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                    668             668
Stock repurchase and retirement
  (25,211,232 shares)                                            (152)                                       (562)           (714)
Dividends declared on common stock                                                                           (371)           (371)
Unrealized gain on securities                                                             18                                   18
     Tax effect                                                                           (6)                                  (6)
Reclassified adjustment for gain included
  in net income                                                                          (30)                                 (30)
     Tax effect                                                                           12                                   12
Stock option appreciation                                                                                      (5)             (5)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998                                      2,109                     84                2,906           5,099
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                    623             623
Stock repurchase and retirement
  (3,350,500 shares)                                              (20)                                        (72)            (92)
Dividends declared on common stock                                                                           (375)           (375)
Unrealized gain on securities                                                             39                                   39
     Tax effect                                                                          (16)                                 (16)
Reclassified adjustment for gain included
  in net income                                                                          (77)                                 (77)
     Tax effect                                                                           31                                   31
Cumulative translation adjustment                                                        (21)                                 (21)
     Tax effect                                                                            2                                    2
Capital stock expense                                               1                                                           1
Stock option appreciation                                                                                      (3)             (3)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999                                     $2,090                  $  42               $3,079          $5,211
------------------------------------------------------------------------------------------------------------------------------------

Authorized common stock is 800 million shares with no par value.

--------------------------------------------------------------------------------

  The accompanying notes are an integral part of these financial statements.

                                                          annual report 1999  47

                    Edison International and Subsidiaries

--------------------------------------------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE I

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
Edison International's wholly owned subsidiaries include: Southern California Edison Company (SCE), a rate regulated electric utility which supplies electric energy for its 4.3 million customers in central, coastal and Southern California; Edison Mission Energy (EME), a producer of electricity engaged in the development, ownership and operation of electric power generation facilities worldwide; Edison Capital, a provider of capital and financial services; and Edison Enterprises, the retail business arm of Edison International. EME and Edison Capital have domestic and foreign projects, primarily in Europe, Asia and Africa.

   EME's plants are located in different geographic areas, which mitigates the effects of regional markets, economic downturns or unusual weather conditions. EME's domestic projects, other than Homer City and Midwest Generation, generally sell power to a limited number of electric utilities under long-term (15 years to 30 years) contracts. Projects in both the United Kingdom and Australia sell their energy and capacity through a centralized electricity pool. A project in New Zealand sells its power through a voluntary pool system. Other electric power generated overseas is sold primarily through long-term contracts to electric utilities in the country where the power is generated.

   SCE also produces electricity. The regulatory environment in which SCE operates is changing as a result of a 1995 California Public Utilities Commission (CPUC) decision on electric utility industry restructuring and state legislation enacted in 1996.

Basis of Presentation
The consolidated financial statements include Edison International and its wholly owned subsidiaries. Edison International's subsidiaries use the equity method to account for significant investments in partnerships and subsidiaries in which they own 50% or less. Intercompany transactions have been eliminated, except EME's profits from energy sales to SCE, which are allowed in utility rates.

   SCE's accounting policies conform with generally accepted accounting principles, including the accounting principles for rate-regulated enterprises which reflect the rate-making policies of the CPUC and the Federal Energy Regulatory Commission (FERC). As a result of industry restructuring state legislation and related changes in the rate-recovery of generation-related assets, SCE accounts for its investment in generation facilities in accordance with accounting principles applicable to enterprises in general. Application of such accounting principles to SCE's generation assets began in 1997 and did not result in any adjustment of their carrying value; however, in the second quarter of 1998, the carrying value of SCE's nuclear investments (excluding decommissioning) was reduced by $2.6 billion and a regulatory asset was established for the same amount.

   Certain prior-year amounts were reclassified to conform to the December 31, 1999, financial statement presentation.

Earnings Per Share (EPS)
Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding. In determining net income, dividends on preferred securities and preferred stock have been deducted. For the diluted EPS calculation, dilutive securities (employee stock options) are added to the weighted average shares.

Estimates
Financial statements prepared in compliance with generally accepted accounting principles require management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosure of contingencies. Actual results could differ from those estimates. Certain significant estimates related to regulatory matters, decommissioning and contingencies are further discussed in Notes 10 and 11 to the Consolidated Financial Statements.

Cash Equivalents
Cash equivalents include tax-exempt investments and time deposits and other investments with original maturities of three months or less.

Fuel Inventory
Fuel inventory is valued under the last-in, first-out method for fuel oil and natural gas, and under the first-in, first-out method for coal.

Revenue
Electric utility revenue includes amounts for services rendered but unbilled at the end of each year. Some nonutility power generation revenue from power sales contracts is deferred and amortized to income over the life of the contracts.

Investments
Net unrealized gains (losses) on equity securities are recorded as a separate component of shareholders' equity under the caption: Accumulated other comprehensive income. Unrealized gains and losses on decommissioning trust funds are recorded in the accumulated provision for decommissioning.

   All investments are classified as available-for-sale.

48  EDISON INTERNATIONAL

                     Edison International and Subsidiaries

--------------------------------------------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Regulation of Utility Business
SCE, which is subject to rate-regulation by the CPUC and the FERC, operates in a highly regulated environment in which it has an obligation to deliver electric service to customers in return for an exclusive franchise within its service territory.

   Effective January 1, 1998, SCE's rates were unbundled into separate charges for energy, transmission, distribution, the non-bypassable competition transition charge(CTC), public benefit programs and nuclear decommissioning. The transmission component is being collected through FERC-approved rates, subject to refund. SCE's costs associated with its hydroelectric plants are being recovered through a performance-based mechanism. This mechanism sets the hydroelectric revenue requirement and establishes a formula for extending it through the duration of the electric industry restructuring transition period (March 31, 2002), or until market valuation of the hydroelectric facilities, whichever occurs first (hydroelectric Market Value Filing discussion in Note
11). Revenue from hydroelectric facilities in excess of the hydroelectric revenue requirement is credited against the costs to transition to a competitive market. Decommissioning costs are being recovered through a CPUC-authorized non-bypassable charge.

   The CTC provides SCE the opportunity to recover its costs to transition to a competitive market (approximately $10.6 billion 1998 net present value). Transition costs related to power-purchase contracts are being recovered through the terms of the contracts while most of the remaining transition costs will be recovered through 2001. A portion of the stranded costs that residential and small commercial customers would have paid between 1998 and 2001 has been financed by the issuance of rate reduction notes, allowing SCE to reduce rates by at least 10% to these customers, effective January 1, 1998. The notes allow for the rate reduction by lowering the carrying cost on a portion of the transition costs and by deferring recovery of a portion of these transition costs until after the transition period. Additionally, the state legislation contained provisions for the recovery (through 2006) of reasonable employee-related transition costs, incurred and projected, for retraining, severance, early retirement, outplacement and related expenses.

   The CPUC regulates SCE's capital structure, limiting the dividends it may pay Edison International. At December 31, 1999, SCE had the capacity to pay $433 million in additional dividends and continue to maintain its authorized capital structure.

   Since April 1, 1998, when the new market structure began, SCE has been selling all of its generation through the California Power Exchange (PX), as mandated by the CPUC's 1995 restructuring decision. Through the PX, SCE satisfies the electric energy needs of customers who did not choose an alternative energy provider. These transactions with the PX are reported as Purchased power - power exchange - net.

   Transactions through the PX were:

-----------------------------------------------------------------
                                       Year ended December 31,
                                   ------------------------------
In millions                               1999           1998
-----------------------------------------------------------------
Purchases                               $2,479         $1,984
Generation sales                         1,719          1,348
-----------------------------------------------------------------
Purchased power - PX - net              $  760         $  636
-----------------------------------------------------------------

Regulatory Assets and Liabilities
In accordance with accounting principles for rate-regulated enterprises, SCE records regulatory assets, which represent probable future revenue associated with certain costs that will be recovered from customers through the rate-making process, and regulatory liabilities, which represent probable future reductions in revenue associated with amounts that are to be credited to customers through the rate-making process. SCE's discontinuance of accounting principles for rate-regulated enterprises to its generation assets did not result in a write-off of its generation-related regulatory assets since the CPUC has approved recovery of these assets through the CTC.

   Regulatory assets and liabilities included in the consolidated balance sheets are:

-----------------------------------------------------------------
                                              December 31,
                                   ------------------------------
In millions                               1999           1998
-----------------------------------------------------------------
Generation-related:
Unamortized nuclear
 investment - net                       $1,366         $2,162
Flow-through taxes                         306            614
Rate reduction notes -
 transition cost deferral                  707            315
Unamortized loss on sale
 of plant                                  122            183
Purchased-power settlements                531            130
Environmental remediation                   16             16
Regulatory balancing accounts
 and other                               1,075            354
-----------------------------------------------------------------
     Subtotal                            4,123          3,774
=================================================================
Other:
Flow-through taxes                         967            849
Unamortized loss on
 reacquired debt                           295            308
Environmental remediation                  111            125
Regulatory balancing accounts
 and other                                 (36)           110
-----------------------------------------------------------------
     Subtotal                            1,337          1,392
-----------------------------------------------------------------
Total                                   $5,460         $5,166
=================================================================

                                                          annual report 1999  49

                    Edison International and Subsidiaries

--------------------------------------------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

   Generation-related regulatory assets and liabilities are being recovered through the CTC through March 31, 2002, except for the rate reduction notes regulatory asset, which will be recovered over the terms of the rate reduction notes. The other regulatory assets and liabilities are being recovered through other components of the unbundled rates.

   The unamortized nuclear investment regulatory asset was created during the second quarter of 1998. SCE reduced its remaining nuclear plant investment by $2.6 billion (as of June 30, 1998) and recorded a regulatory asset on its balance sheet for the same amount in accordance with asset impairment accounting standards. For this impairment assessment, the fair value of the investment was calculated by discounting expected future net cash flows. This reclassification had no effect on SCE's results of operations.

   If during the transition period events were to occur that made the recovery of these generation-related regulatory assets no longer probable, SCE would be required to write off the remaining balance of such assets (approximately $2.6 billion, after tax, at December 31, 1999) as a one-time, non-cash charge against earnings.

Regulatory Balancing Accounts
Beginning January 1, 1998, the difference between generation-related revenue and generation-related costs is being accumulated in the transition cost balancing account, effectively eliminating all other balancing accounts except those used to assist in the administration of public purpose funds. Additionally, gains resulting from the sale of SCE's generating plants during 1998 were credited to the transition cost balancing account; the losses are being amortized over the remaining transition period and accumulated in the transition cost balancing account. These transition costs are being recovered from utility customers (with interest) through the CTC mechanism.

   Prior to January 1, 1998, the differences between CPUC-authorized and actual base-rate revenue from kilowatt-hour sales and CPUC-authorized and actual energy costs were accumulated in balancing accounts until they were refunded to, or recovered from, utility customers through authorized rate adjustments (with interest). On January 1, 1998, the balances in these balancing accounts were transferred to the transition cost balancing account.

   Income tax effects on all balancing account changes are deferred.

Nuclear
SCE is recovering its investment in San Onofre Nuclear Generating Station Units 2 and 3 and Palo Verde Nuclear Generating Station on an accelerated basis, as authorized by the CPUC. The accelerated recovery will continue through December 2001, earning a 7.35% fixed rate of return. San Onofre's operating costs, including nuclear fuel and nuclear fuel financing costs, and incremental capital expenditures, are recovered through an incentive pricing plan which allows SCE to receive about 4(cent) per kilowatt-hour through 2003. Any differences between these costs and the incentive price will flow through to shareholders. Palo Verde's accelerated plant recovery, as well as operating costs, including nuclear fuel and nuclear fuel financing costs, and incremental capital expenditures, are subject to balancing account treatment through 2001.

   Beginning January 1, 1998, San Onofre's incentive pricing plan and accelerated plant recovery and the Palo Verde balancing account became part of the transition cost balancing account. SCE will be required to share equally with ratepayers the net benefits received from operation of Palo Verde, beginning in 2002, and from the operation of the San Onofre units in 2004. Palo Verde's existing nuclear unit incentive procedure will continue only for purposes of calculating a reward for performance of any unit above an 80% capacity factor for a fuel cycle.

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

   Replaced or retired property and removal costs less salvage are charged to the accumulated provision for depreciation. Depreciation expense stated as a percent of average original cost of depreciable utility plant was 3.6% for 1999, 4.2% for 1998 and 5.2% for 1997.

   SCE's net investment in generation-related utility plant was $1.0 billion at December 31, 1999, and $1.1 billion at December 31, 1998.

   Nonutility property is capitalized at cost, including interest incurred on borrowed funds that finance construction. Depreciation of nonutility properties is primarily computed on a straight-line basis over their estimated useful lives. Depreciation expense stated as a percent of average original cost of depreciable nonutility property was, on a composite basis, 2.2% for 1999, 3.6% for 1998 and 3.2% for 1997.

50  EDISON INTERNATIONAL

                    Edison International and Subsidiaries

--------------------------------------------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Supplemental Cash Flows Information
Edison International's supplemental cash flows information was:

-----------------------------------------------------------------
                                      Year ended December 31,
                                 --------------------------------
In millions                       1999         1998         1997
-----------------------------------------------------------------
Cash payments for interest
 and taxes:

Interest - net of amounts
 capitalized                      $689         $474         $579

Taxes                               27           87          298
-----------------------------------------------------------------
Non-cash investing and
 financing activities:
Obligation to fund investments
 in partnerships and
 unconsolidated subsidiaries      $278         $  7         $159

Liabilities assumed
 (of companies acquired)           539            -          603
-----------------------------------------------------------------

NOTE 2

ACQUISITIONS

In March 1999, EME completed its acquisition of Homer City Electric Generating Station for approximately $1.8 billion. The purchase was partially financed by $1.5 billion of new loans, combined with corporate revolver borrowings and existing cash.

   In May 1999, EME completed a transaction with the New Zealand government to acquire 40% of the shares of Contact Energy Ltd. The remaining 60% of Contact Energy's shares were sold in a public offering resulting in widespread ownership among the citizens of New Zealand and offshore investors. Contact Energy owns and operates hydroelectric, geothermal and natural gas-fired generating plants primarily in New Zealand. EME paid a cash payment of approximately $635 million (1.2 billion New Zealand dollars), which was financed by a $120 million preferred stock issuance by an indirect, wholly owned affiliate of EME, a $214 million (400 million New Zealand dollars) EME credit facility, a $300 million equity contribution from Edison International and existing cash.

   In July 1999, EME completed its acquisition of Ferrybridge and Fiddler's Ferry coal-fired electric generating plants located in the United Kingdom. Each plant has generating capacity of approximately 2,000 MW. EME paid approximately $2.0 billion (pound 1.3 billion) for the two plants. The acquisition was funded primarily with a combination of net proceeds from an EME bond issuance, cash and an equity contribution from Edison International. The bonds were issued to a special purpose entity, which sold the variable rate coupons portion of the bonds to a special purpose entity that borrowed $1.3 billion under a Term Loan Facility to finance the purchase.

   In October 1999, EME completed the acquisition of the remaining 20% of the 220-MW natural gas-fired Roosecote project located in England. EME paid approximately $16 million (pound 9.6 million).

   In December 1999, EME through its wholly owned subsidiary, Midwest Generation LLC, completed the acquisition of Commonwealth Edison's (ComEd) fossil-fueled generating plants in Chicago. The $4.9 billion transaction was funded primarily with a combination of debt secured by a pledge of the stock of certain subsidiaries, EME corporate debt, equity contributions from Edison International and amounts paid by a third party lessor in connection with a lease transaction.

   These acquisitions were accounted for utilizing the purchase method. Edison International's 1999 consolidated income statements reflect the operations of Homer City, Contact Energy, Ferrybridge and Fiddler's Ferry, Roosecote and Midwest Generation as of the date of their respective acquisitions.

NOTE 3

FINANCIAL INSTRUMENTS

Derivative Financial Instruments
Edison International's risk management policy allows the use of derivative financial instruments to manage financial exposure on its investments and fluctuations in interest rates, but prohibits the use of these instruments for speculative or trading purposes.

   Edison International uses the hedge accounting method to record its derivative financial instruments, except for gas call option, block forward purchases and power call options. Hedge accounting requires an assessment that the transaction reduces risk, the derivative be designated as a hedge at the inception of the derivative contract, and the changes in the market value of a hedge move in an inverse direction to the item being hedged. Under hedge accounting, the derivative itself is not recorded on Edison International's balance sheet. Mark-to-market accounting would be used if the hedge accounting criteria were not met. Interest rate differentials and amortization of premiums for interest rate caps are recorded as adjustments to interest expense. If the derivatives were terminated before the maturity of the corresponding debt issuance, the realized gain or loss on the transaction would be amortized over the remaining term of the debt.

                                                          annual report 1999  51

                    Edison International and Subsidiaries

--------------------------------------------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

   SCE has gas call options that mitigate its exposure to increases in natural gas prices. Increases in natural gas prices tend to increase the price of electricity purchased from the PX. The options cover various periods from 1998 through 2001. Additionally, SCE participates in the PX block forward market. The PX block forward market allows SCE to purchase monthly blocks of energy for six days a week (excluding Sundays and holidays) for 16 hours a day. These purchases can be made up to 12 months in advance of the delivery date. The CPUC has currently limited SCE's use of the PX block forward market to a maximum of approximately 2,000 MW in any month.

   SCE uses the mark-to-market accounting method for its gas call option and block forward purchases. Gains and losses from monthly changes in market prices are recorded as income or expense. However, costs of the options and the market price changes are included in the transition cost balancing account. As a result, the mark-to-market gains or losses have no effect on earnings.

   EME enters into electricity rate swap agreements to manage its exposure to the United Kingdom and Australia market (pool) price volatilities. The related price differentials to be paid or received are currently recorded as adjustments to electric revenue or fuel expense. Projects in the United Kingdom sell their electrical energy and capacity through a centralized electricity pool, which establishes a half-hourly clearing price, or pool price, for electrical energy. The pool price is extremely volatile, and can vary by a factor of 10 or more over the course of a few hours due to large differentials in demand according to the time of day. First Hydro and Ferrybridge and Fiddler's Ferry mitigate a portion of the market risk of the pool by entering into electricity rate swap agreements, related to either the selling or purchasing price of power. These contracts are sold in various structures and act as a means of stabilizing production revenue or purchasing costs by removing an element of their net exposure to pool price volatility.

   Electric power at Homer City is sold under bilateral arrangements with domestic utilities and power marketers under short-term contracts (two years or less) or to the Pennsylvania-New Jersey-Maryland Power Pool (PJM) or the New York Independent System Operator (NYISO). The PJM pool has a market which establishes an hourly clearing price. Homer City is located in the PJM pool area and is physically connected to high-voltage transmission lines serving both the PJM and the NYISO markets. Power can also be transmitted to the mid-western United States. EME has developed risk management policies and procedures which, among other matters, address credit risk. It is EME's policy to sell to investment grade counterparties or counterparties that have an investment grade guarantor. EME hedges a portion of the electric output of the plant in order to lock in desirable outcomes. EME also manages the margin between electric prices and fuel prices when deemed appropriate. EME uses forward contracts, swaps, futures or option contracts to achieve these objectives.

   Midwest Generation and ComEd entered into purchase power agreements in which ComEd will purchase capacity and have the right to purchase energy generated by the Midwest Generation units. The agreements, which began on December 15, 1999, and have a term of up to five years, provide for capacity and energy payments. ComEd will be obligated to make a capacity payment for the units under contract and an energy payment for the electricity produced by these units. The capacity payment will provide Midwest Generation revenue for fixed charges,and the energy payment will compensate Midwest Generation for variable costs of production. If ComEd does not fully dispatch the units under contract, Midwest Generation may sell, subject to certain conditions, the excess energy at market prices to neighboring utilities, municipalities, third party electric retailers, large consumers and power marketers on a spot basis.

   Loy Yang B sells its electrical energy through a centralized electricity pool, which provides for a system of generator bidding, central dispatch and a settlements system based on a clearing market for each half-hour of every day. To mitigate the exposure to price volatility of the electricity traded in the pool, Loy Yang B has entered into a number of financial hedges. Between May 1997 and December 2000, 53% to 64% of the plant output sold is hedged under a long-term contractual agreement based upon a fixed price commencing in May 1997 and terminating in October 2016. Vesting contracts set base strike prices at which the electricity will be traded, and the parties to the agreement make payments, calculated based on the difference between the price in the contract and the half-hourly pool clearing price for the element of power under the contract. These contracts are sold in various structures. These contracts are accounted for as electricity rate swap agreements.

   Interest rate swaps are used to reduce the potential impact of interest rate fluctuations on floating-rate long-term debt. At the balance sheet dates of December 31, 1999, and December 31, 1998, SCE had an interest rate swap agreement which fixed

52  EDISON INTERNATIONAL

                    Edison International and Subsidiaries

--------------------------------------------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

the interest rate at 5.585% for $196 million of debt due 2008; it expires February 28, 2008. The interest rate swap agreement requires the parties to pledge collateral according to bond rating and market interest rate changes. At December 31, 1999, SCE had pledged $11 million as collateral due to a decline in market interest rates. SCE is exposed to credit loss in the event of nonperformance by the counterparty to the agreement, but does not expect the counterparty to fail to meet its obligation.

   Edison Capital has foreign currency contracts in effect to reduce the potential impact of changes in foreign exchange rates and future foreign currency denominated cash flows. At December 31, 1999, Edison Capital also had interest rate swap agreements converting $70 million of floating rate debt to fixed rates of approximately 6.3%. The swaps expire in 2000.

   Edison International is subject to concentrations of credit risk as the result of elements involved in EME's financial instruments and power-sales contracts. Credit risk relates to the risk of loss that EME would incur as a result of nonperformance by counterparties (major financial institutions and domestic foreign utilities) under their contractual obligations. EME attempts to mitigate this risk by contracting with counterparties that have a strong capacity to meet their contractual obligations and by monitoring their credit quality. In addition, EME seeks to secure long-term power-sales contracts for its projects that are expected to result in adequate cash flow under a wide range of economic and operating circumstances. To accomplish this, EME attempts to structure its long-term contracts so that fluctuations in fuel costs will produce similar fluctuations in electric and/or steam revenue by entering into long-term fuel supply and transportation agreements. Accordingly, EME does not anticipate a material effect on its results of operations or financial condition as a result of counterparty nonperformance.

   Edison International had the following interest rate and foreign currency hedges:

---------------------------------------------------------------------------------------------------------------------------
                                                                                         December 31,
                                                               ------------------------------------------------------------
In millions                                                                   1999                        1998
                                                               ------------------------------------------------------------
                                                                    Notional       Contract      Notional       Contract
                                                                      Amount        Expires        Amount        Expires
                                                               ------------------------------------------------------------
Swaps:
  Fixed to variable                                                 $   200              2000    $   245       1999 - 2002
  Variable to fixed                                                   2,148       2000 - 2008      1,163       1999 - 2008
Collar                                                                    -                 -         82              1999
Foreign Currency Contract                                                 9              2001          9              2001
---------------------------------------------------------------------------------------------------------------------------

Fair Value of Financial Instruments
Fair values of financial instruments were:

---------------------------------------------------------------------------------------------------------------------------
                                                                                         December 31,
                                                               ------------------------------------------------------------
In millions                                                                  1999                         1998
                                                               ------------------------------------------------------------
                                                                      Cost           Fair           Cost           Fair
                                                                     Basis          Value          Basis          Value
                                                               ------------------------------------------------------------
Financial assets:
Decommissioning trusts                                             $ 1,650        $ 2,509         $1,534         $2,240
Electricity rate swaps                                                   -            (37)             -             19
Equity investments                                                       -             33              7             72
Gas call options                                                        28             20             39             31
Power call options                                                       4              -              -              -
PX block forward power contracts                                       118            120              -              -

Financial liabilities:
DOE decommissioning and decontamination fees                       $    40        $    35         $   45         $   40
Interest rate hedges                                                     -             20              -            111
Long-term debt                                                      13,391         13,281          8,008          8,187
Utility preferred stock subject to mandatory redemption                256            259            256            274
Other preferred securities subject to mandatory redemption             359            360            150            158

                                                          annual report 1999  53

                    Edison International and Subsidiaries

--------------------------------------------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

   Financial assets are carried at their fair value based on quoted market prices for decommissioning trusts, equity investments and power contracts and on financial models for gas call options, power call options and electricity rate swaps. Financial liabilities are recorded at cost. Financial liabilities' fair values are based on: termination costs for the interest rate hedges; brokers' quotes for long-term debt and preferred securities; and discounted future cash flows for U.S. Department of Energy (DOE) decommissioning and decontamination fees. Due to their short maturities, amounts reported for cash equivalents and short-term debt approximate fair value.

   Gross unrealized holding gains on debt and equity investments were:

--------------------------------------------------------------------------
                                                     December 31,
                                        ----------------------------------
In millions                                    1999                 1998
                                        ----------------------------------
Decommissioning trusts:
  Municipal bonds                              $239                 $196
  Stocks                                        454                  365
  U.S. government issues                        119                  115
  Short-term and other                           47                   30
--------------------------------------------------------------------------
                                                859                  706
Equity investments                               33                   65
--------------------------------------------------------------------------
Total                                          $892                 $771
==========================================================================

   There were no unrealized holding losses for the years presented.

   In 1998, a new accounting standard for derivative instruments and hedging activities was issued. The new standard, which as amended will be effective January 1, 2001, requires all derivatives to be recognized on the balance sheet at fair value. Gains or losses from changes in fair value would be recognized in earnings in the period of change unless the derivative is designated as a hedging instrument. Gains or losses from hedges of a forecasted transaction or foreign currency exposure would be reflected in other comprehensive income. Gains or losses from hedges of a recognized asset or liability or a firm commitment would be reflected in earnings for the ineffective portion of the hedge. SCE anticipates that most of its derivatives under the new standard would qualify for hedge accounting. SCE expects to recover in rates any market price changes from its derivatives that could potentially affect earnings. Edison International is studying the impact of the new standard on its nonutility subsidiaries, and is unable to predict at this time the impact on its financial statements.

NOTE 4

LONG-TERM DEBT

California law prohibits SCE from incurring or guaranteeing debt for its nonutility affiliates.

   Almost all SCE properties are subject to a trust indenture lien. SCE has pledged first and refunding mortgage bonds as security for borrowed funds obtained from pollution-control bonds issued by government agencies. SCE uses these proceeds to finance construction of pollution-control facilities. Bond-holders have limited discretion in redeeming certain pollution-control bonds, and SCE has arranged with securities dealers to remarket or purchase them if necessary.

   Debt premium, discount and issuance expenses are amortized over the life of each issue. Under CPUC rate-making procedures, utility debt reacquisition expenses are amortized over the remaining life of the reacquired debt or, if refinanced, the life of the new debt.

   Commercial paper intended to be refinanced for a period exceeding one year and used to finance nuclear fuel scheduled to be used more than one year after the balance sheet date is classified as long-term debt.

   Long-term debt maturities and sinking-fund requirements for the next five years are: 2000 - $940 million; 2001 - $1.4 billion; 2002 - $1.6 billion; 2003 -
$616 million; and 2004 - $2.3 billion.

   In December 1997, $2.5 billion of rate reduction notes were issued on behalf of SCE by SCE Funding LLC, a special purpose entity. These notes were issued to finance the 10% rate reduction mandated by state law. The proceeds of the rate reduction notes were used by SCE Funding LLC to purchase from SCE an enforceable right known as transition property. Transition property is a current property right created by the restructuring legislation and a financing order of the CPUC and consists generally of the right to be paid a specified amount from non-bypassable rates charged to residential and small commercial customers. The rate reduction notes are being repaid over 10 years through these non-bypassable residential and small commercial customer rates which constitute the transition property purchased by SCE Funding LLC. The notes are secured by the transition property and are not secured by, or payable from, assets of SCE or Edison International. SCE used the proceeds from the sale of the transition property to retire debt and equity securities.

54  EDISON INTERNATIONAL

                     Edison International and Subsidiaries

--------------------------------------------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

     Although, as required by generally accepted accounting principles, SCE Funding LLC is consolidated with SCE and the rate reduction notes are shown as long-term debt in the consolidated financial statements, SCE Funding LLC is legally separate from SCE. The assets of SCE Funding LLC are not available to creditors of SCE or Edison International and the transition property is legally not an asset of SCE or Edison International.

   Long-term debt consisted of:


                                             December 31,
------------------------------------------------------------------
In millions                              1999              1998
------------------------------------------------------------------
First and refunding mortgage
bonds: 2000 - 2026
(5.625% to 7.25%)                      $ 1,400             $1,550

Rate reduction notes:
2000 - 2007 (6.14% to 6.42%)             1,970              2,217

Pollution-control bonds:
2008 - 2031 (5.125% to 7.2%
and variable)                            1,196              1,201

Funds held by trustees                      (2)                (2)

Debentures and notes:
2000 - 2029 (5.875% to 9.408%)           9,633              3,732

Subordinated debentures:
2044 (8.375%)                              100                100

Commercial paper for nuclear fuel           71                108

Capital lease obligation                    23                 48

Current portion of
capital lease obligation                   (22)               (22)

Long-term debt due
within one year                           (940)              (898)

Unamortized debt discount - net            (38)               (26)

------------------------------------------------------------------
Total                                  $13,391             $8,008
------------------------------------------------------------------

   On January 24, 2000, SCE issued $250 million of 7 5/8% notes, due 2010.

NOTE 5

SHORT-TERM DEBT

Short-term debt consisted of:

                                             December 31,
--------------------------------------------------------------------
In millions                             1999                 1998
--------------------------------------------------------------------
Commercial paper                       $2,413                $670
Other short-term debt                     225                   6
Amount reclassified as long-term          (71)               (108)
Unamortized discount                      (14)                 (3)
--------------------------------------------------------------------
Total                                  $2,553                $565
--------------------------------------------------------------------
Weighted-average interest rate            6.5%                5.3%
--------------------------------------------------------------------

     Commercial paper intended to finance nuclear fuel scheduled to be used more than one year after the balance sheet date is classified as long-term debt in connection with refinancing terms under five-year term lines of credit with commercial banks.

     At December 31, 1999, Edison International and its subsidiaries had $572 million of borrowing capacity available under lines of credit totaling $3.8 billion. SCE has lines of credit totaling $1.25 billion (can be used at negotiated or bank index rates) with $39 million available for short-term debt and $515 million available for the long-term refinancing of certain variable-rate pollution-control debt. The nonutility subsidiaries had lines of credit of $425 million available to finance general cash requirements. The parent company had available lines of credit totaling $108 million. Edison International's unsecured revolving lines of credit are at negotiated or bank index rates with various expiration dates (the majority have five-year terms).

NOTE 6

PREFERRED SECURITIES

Preferred Stock of Utility
SCE's authorized shares of preferred and preference stock are: $25 cumulative preferred - 24 million; $100 cumulative preferred - 12 million; and preference - 50 million. All cumulative preferred stock is redeemable.

     Mandatorily redeemable preferred stock is subject to sinking-fund provisions. When preferred shares are redeemed, the premiums paid are charged to common equity.

     Preferred stock redemption requirements for the next five years are: 2000 and 2001 - zero; 2002 - $105 million; 2003 - $9 million; and 2004 - $9 million.

--------------------------------------------------------------------------------

                                                          annual report 1999  55

                     Edison International and Subsidiaries

--------------------------------------------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

SCE's cumulative preferred stock consisted of:

--------------------------------------------------------------------------------------------------------------------------------
                                                                       December 31, 1999
                                                         -----------------------------------------------------------------------
                                                                                                             December 31,
                                                                                                     ---------------------------
                                                                       Shares       Redemption
Dollars in millions, except per share amounts                     Outstanding            Price          1999             1998
--------------------------------------------------------------------------------------------------------------------------------
Not subject to mandatory redemption:
$25 par value:
4.08% Series                                                       1,000,000          $ 25.50           $ 25             $ 25
4.24                                                               1,200,000            25.80             30               30
4.32                                                               1,653,429            28.75             41               41
4.78                                                               1,296,769            25.80             33               33
--------------------------------------------------------------------------------------------------------------------------------
Total                                                                                                   $129             $129
--------------------------------------------------------------------------------------------------------------------------------
Subject to mandatory redemption:
$100 par value:
6.05% Series                                                         750,000          $100.00           $ 75             $ 75
6.45                                                               1,000,000           100.00            100              100
7.23                                                                 807,000           100.00             81               81
--------------------------------------------------------------------------------------------------------------------------------
Total                                                                                                   $256             $256
--------------------------------------------------------------------------------------------------------------------------------

     In 1998, 193,000 shares of Series 7.23% and 2.2 million shares of Series 5.8% preferred stock were redeemed. There were no preferred stock issuances for the years presented.

Company-Obligated Mandatorily Redeemable Securities of Subsidiary

EME issued, through a limited partnership, 3.5 million shares of 9.875% cumulative monthly income preferred securities in 1994, at a price of $25 per security. These securities are redeemable at the option of the partnership in whole or in part, beginning November 1999 with mandatory redemption in 2024 at a redemption price of $25 per security plus accrued and unpaid distributions.

     EME also issued, through the limited partnership, 2.5 million shares of 8.5% cumulative monthly income preferred securities, at a price of $25 per security during 1995. These securities are redeemable at the option of the partnership, in whole or in part, beginning August 2000 with mandatory redemption in 2025 at a redemption price of $25 per security plus accrued and unpaid distributions.

     During 1999, Edison International issued, through an affiliate, $500 million of 7.875% cumulative quarterly income preferred securities, at a price of $25 per security. These securities have a stated maturity of July 2029, but are redeemable at the option of Edison International, in whole or in part, beginning July 2004.

     During 1999, Edison International also issued, through an affiliate, $325 million of 8.6% cumulative quarterly income preferred securities, at a price of $25 per security. These securities, which are guaranteed by Edison International, have a stated maturity of October 2029, but are redeemable at the option of Edison International, in whole or in part, beginning October 2004.

Other Preferred Securities

During 1999, EME issued, through an indirect, wholly owned affiliate, $120 million of flexible money market cumulative preferred stock. The stock issuance consisted of 600 Series A shares and 600 Series B shares, with a dividend rate of 5.74% until May 2004. These securities are redeemable, in whole or in part, at the option of EME's affiliate, beginning May 2004, at $100,000 per share, plus accrued and unpaid dividends.

     During 1999, EME issued through an indirect, wholly owned affiliate, $84 million of Class A redeemable preferred shares (16,000 shares priced at 10,000 New Zealand dollars per share with dividend rates between 6.19% and 6.86%). The shares are redeemable at their issuance price in June 2003.

     During 1999, EME also issued, through an indirect, wholly owned affiliate, $125 million of retail redeemable preference shares (240 million shares priced at one New Zealand dollar per share with dividend rates between 5.0% and 6.37%). The shares are redeemable at their issuance price, according to the following schedule: June 2001 (64 million shares); June 2002 (43 million shares); and June 2003 (133 million shares).

--------------------------------------------------------------------------------

56 EDISON INTERNATIONAL

                     Edison International and Subsidiaries

--------------------------------------------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 7

INCOME TAXES

Edison International's subsidiaries are included in Edison International's consolidated federal income tax and combined state franchise tax returns. Under income tax allocation agreements, each subsidiary calculates its own tax liability.

     Income tax expense includes the current tax liability from operations and the change in deferred income taxes during the year. Investment tax credits are amortized over the lives of the related properties.

     The components of the net accumulated deferred income tax liability were:

--------------------------------------------------------------------
                                              December 31,
                                 -----------------------------------
In millions                            1999                 1998
--------------------------------------------------------------------
Deferred tax assets:
Property-related                       $  184              $  197
Unrealized gains or losses                453                 386
Investment tax credits                    113                 152
Regulatory balancing accounts              68                  96
Decommissioning-related                   127                 126
Unbilled revenue                          122                 117
Deferred income                           185                 188
Operating reserves                        214                 136
Loss carryforwards                         69                  42
Accrued charges                           247                 188
Other                                     137                 219
--------------------------------------------------------------------
Total                                  $1,919              $1,847
--------------------------------------------------------------------
Deferred tax liabilities:
Property-related                       $4,562              $3,982
Leveraged leases                        1,280                 964
Capitalized software costs                225                 196
Regulatory balancing accounts             448                 162
Decommissioning                            23                  17
Unrealized gains or losses                357                 309
Investment tax credit                      19                  23
Other                                     571                 526
--------------------------------------------------------------------
Total                                  $7,485              $6,179
--------------------------------------------------------------------
Accumulated deferred income
   taxes - net                         $5,566              $4,332
--------------------------------------------------------------------
Classification of accumulated
deferred income taxes:
Included in deferred credits           $5,757              $4,607
Included in current assets                191                 275
--------------------------------------------------------------------

     The current and deferred components of income tax expense were:

---------------------------------------------------------------------
                                      Year ended December 31,
                               --------------------------------------
In millions                        1999        1998          1997
---------------------------------------------------------------------
Current:
Federal                            $(111)      $121          $244
State                                  3         18            55
Foreign                              (34)        15           103
---------------------------------------------------------------------
                                    (142)       154           402
---------------------------------------------------------------------
Deferred - federal and state:
Accrued charges                     (147)       (43)          (33)
Depreciation and basis
   differences                       (57)       (14)           (8)
Investment and energy
   tax credits - net                    (46)       (80)          (22)
Leveraged leases                     315        346            87
Loss carryforwards                     -        (33)          121
Regulatory balancing
   accounts                          371        177           141
State tax-privilege year               4         (1)            2
Other                                 (4)       (44)         (191)
---------------------------------------------------------------------
                                     436        308            97
---------------------------------------------------------------------
Total income tax expense           $ 294       $462          $499
---------------------------------------------------------------------

     The composite federal and state statutory income tax rate was 40.551% for all years presented.

     The federal statutory income tax rate is reconciled to the effective tax rate below:

----------------------------------------------------------------------
                                       Year ended December 31,
                                --------------------------------------
In millions                         1999        1998         1997
----------------------------------------------------------------------
Federal statutory rate              35.0%       35.0%        35.0%
Foreign earnings reinvestment       (4.4)          -            -
Capital loss utilization            (4.7)          -            -
Capitalized software                (2.5)       (0.6)        (0.8)
Housing credits                     (6.9)       (5.7)        (4.3)
Property-related and other           9.7        10.0          5.9
Investment and energy
tax credits                         (4.7)       (5.7)        (1.6)
State tax - net of federal
   deduction                        10.4         7.5          6.3
----------------------------------------------------------------------
Effective tax rate                  31.9%       40.5%        40.5%
----------------------------------------------------------------------

--------------------------------------------------------------------------------

                                                           annual report 1999 57

                     Edison International and Subsidiaries

--------------------------------------------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 8

EMPLOYEE COMPENSATION AND BENEFIT PLANS

Employee Savings Plan

Edison International has a 401(k)defined contribution savings plan designed as a source of employees' retirement income. The plan received employer contributions of $31 million in 1999, $18 million in 1998 and $16 million in 1997.

Pension Plan and Postretirement Benefits Other Than Pensions

Edison International has a noncontributory, defined-benefit pension plan that covers most employees meeting minimum service requirements. Edison International's utility operations recognize pension expense as calculated by the actuarial method used for ratemaking. In April 1999, Edison International adopted a cash balance feature for its pension plan.

     Most employees retiring at or after age 55 with at least 10 years of service are eligible for postretirement health and dental care, life insurance and other benefits.

     In 1998, Edison International adopted a new accounting standard that revises the disclosure requirements for pension and postretirement benefit plans. Prior years have been restated.

     In 1999, EME acquired the Homer City generating plant and the fossil-fueled generating plants formerly owned by ComEd (see Note 2). The obligations and expenses for employees at these plants are reflected below.

     Information on plan assets and benefit obligations is shown below:

-------------------------------------------------------------------------------------------------------------------------------
                                                                                    Year ended December 31,
                                                          ---------------------------------------------------------------------
                                                                                                                      Other
                                                                          Pension Benefits          Postretirement Benefits
                                                          ---------------------------------------------------------------------
In millions                                                         1999              1998             1999            1998
-------------------------------------------------------------------------------------------------------------------------------
Change in benefit obligation
Benefit obligation at beginning of year                         $ 2,281           $ 2,116          $ 1,563         $ 1,546
Service cost                                                         70                63               49              43
Interest cost                                                       149               143              111             100
Plan amendment                                                      (26)                -               (5)              -
Acquisition                                                          10                 -               81               -
Actuarial loss (gain)                                              (221)               92             (198)            (72)
Benefits paid                                                      (142)             (133)             (54)            (54)
-------------------------------------------------------------------------------------------------------------------------------
Benefit obligation at end of year                               $ 2,121           $ 2,281          $ 1,547         $ 1,563
-------------------------------------------------------------------------------------------------------------------------------
Change in plan assets
Fair value of plan assets at beginning of year                  $ 2,576           $ 2,316          $ 1,029         $   815
Actual return on plan assets                                        627               338              186             147
Employer contributions                                               51                55              122             121
Benefits paid                                                      (142)             (133)             (54)            (54)
-------------------------------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year                        $ 3,112           $ 2,576          $ 1,283         $ 1,029
-------------------------------------------------------------------------------------------------------------------------------
Funded status                                                   $   991           $   295          $  (264) $      $  (534)
Unrecognized net loss (gain)                                     (1,019)             (372)            (218)             87
Unrecognized transition obligation                                   29                34              350             378
Unrecognized prior service cost                                     128               169               (3)              -
-------------------------------------------------------------------------------------------------------------------------------
Recorded asset (liability)                                      $   129           $   126          $  (135) $      $   (69)
-------------------------------------------------------------------------------------------------------------------------------
Discount rate                                                      7.75%             6.75%             8.0%           6.75%
Rate of compensation increase                                       5.0%              5.0%               -               -
Expected return on plan assets                                      7.5%              7.5%             7.5%            7.5%
-------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------

58 EDISON INTERNATIONAL

                     Edison International and Subsidiaries

--------------------------------------------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Expense components were:

------------------------------------------------------------------------------------------------------------------------------
                                                                          Year ended December 31,
                                                 -----------------------------------------------------------------------------
                                                            Pension Benefits                 Other Postretirement Benefits
                                                 -----------------------------------------------------------------------------
In millions                                           1999        1998        1997         1999          1998          1997
------------------------------------------------------------------------------------------------------------------------------
Service cost                                        $   70     $    63     $    46       $   49        $   43        $   31
Interest cost                                          149         143         140          111           100           100
Expected return on plan assets                        (190)       (172)       (161)         (80)          (62)          (50)
Net amortization and deferral                           12          14          13           27            28            32
------------------------------------------------------------------------------------------------------------------------------
Expense under accounting standards                      41          48          38          107           109           113
Regulatory adjustment - deferred                        14          11          17            -             -             -
------------------------------------------------------------------------------------------------------------------------------
Total expense recognized                            $   55     $    59     $    55        $ 107        $  109        $  113
------------------------------------------------------------------------------------------------------------------------------

     The assumed rate of future increases in the per-capita cost of health care benefits is 11.75% for 2000, gradually decreasing to 5.0% for 2008 and beyond. Increasing the health care cost trend rate by one percentage point would increase the accumulated obligation as of December 31, 1999, by $248 million and annual aggregate service and interest costs by $29 million. Decreasing the health care cost trend rate by one percentage point would decrease the accumulated obligation as of December 31, 1999, by $199 million and annual aggregate service costs by $23 million.

Phantom Stock Options

Phantom stock option performance awards were developed for two affiliate companies, EME and Edison Capital, as part of the Edison International long-term incentive compensation program for senior management. Each phantom stock option may be exercised to realize any appreciation in the deemed value of one hypothetical share of EME or Edison Capital stock over exercise prices. Exercise prices for EME and Edison Capital phantom stock are escalated on an annually compounded basis over the grant price by 9% and 7.75%, respectively. The deemed values of the phantom stock are recalculated annually as determined by a formula linked to the value of its portfolio of investments, less general and administrative costs.The options have a 10-year term with one-third of the total award vesting in each of the first three years of the award term. For options awarded in 1998 and 1999, one-fourth of the total award vests in each of the first four years of the award term.

     Compensation expense recorded with respect to the phantom stock options was $157 million in 1999, including the one-time charge discussed below, $53 million in 1998 and $79 million in 1997.

     Edison International has elected to not issue additional phantom options after 1999. In January 2000, the board of directors preliminarily approved an exchange offer to the holders of outstanding phantom options. Edison International has taken a one-time charge of $75 million, after tax, in anticipation of this offer. The charge reflects the substantial values created by EME and Edison Capital over the last six years since the phantom option programs began.

Stock Option Plans

In 1998, Edison International shareholders approved the Edison International Equity Compensation Plan. The plan replaces the Long-Term Incentive Compensation Program, consisting of officer, director, and management plans, which was adopted by Edison International shareholders in 1992. No new awards will be made under the prior program; however, it will remain in effect as long as any awards remain outstanding under the prior program.

     The prior program participated in the use of 8.2 million shares of common stock reserved for potential issuance under various stock compensation programs to directors, officers and senior managers of Edison International and its affiliates. Under these programs, options on 3.5 million shares of Edison International common stock are currently outstanding to officers and senior managers.

     The new plan authorizes the annual issuance of shares equal to 1% of the issued and outstanding shares of Edison International common stock as of December 31 of the prior year. This authorization is cumulative so that to the extent shares are not needed to meet new plan requirements in any year, the excess authorized shares will carry over to subsequent years until plan termination. One percent of the issued and outstanding Edison International common stock on December 31, 1998, and 1997, was 3.5 million and 3.8 million shares, respectively. Under the new plan, options on 4.7 million shares of Edison International common stock are currently outstanding to officers and senior managers.

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

--------------------------------------------------------------------------------

                                                           annual report 1999 59

                     Edison International and Subsidiaries

--------------------------------------------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

For Edison International stock options issued after 1993, dividend equivalents are subject to reduction unless certain shareholder return performance criteria are met. Beginning with the 1999 Edison International stock option awards, only some stock options include a dividend equivalent feature. Future stock option awards under the plan are not expected to include the dividend equivalent feature. Additionally, awards of performance shares, comprising a combination of Edison International common stock and cash, are anticipated under the plan.

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

     Edison International measures compensation expense related to stock-based compensation by the intrinsic value method. Compensation expense recorded under the stock-compensation program was $5 million, $9 million and $6 million for 1999, 1998 and 1997, respectively.

     Stock-based compensation expense under the fair-value method of accounting would have resulted in pro forma earnings of $621 million, $668 million and $696 million for 1999, 1998 and 1997, respectively, and in pro forma basic earnings per share of $1.79, $1.86 and $1.74 for 1999, 1998 and 1997, respectively.

     The fair value for each option granted, reflecting the basis for the above pro forma disclosures, was determined on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used in determining fair value through the model:

---------------------------------------------------------------------
                                              December 31,
                              ---------------------------------------
                                    1999                    1998
---------------------------------------------------------------------
Expected life                    7 years                 7 years
Risk-free interest rate         5.0%-5.5%               4.7%-5.6%
Expected volatility                   18%                     17%
---------------------------------------------------------------------

     The application of fair-value accounting to calculate the pro forma disclosures above is not an indication of future income statement effects. The pro forma disclosures do not reflect the effect of fair-value accounting on stock-based compensation awards granted prior to 1995.

   A summary of the status of Edison International's stock options is as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                        Weighted-Average
                                   -------------------------------------------------------------------------------------------------
                                         Share                Exercise                Exercise      Fair Value        Remaining
                                         Options              Price                   Price         at Grant          Life
------------------------------------------------------------------------------------------------------------------------------------
Outstanding,December 31,1996             3,554,756            $14.56 - $24.44         $18.68                          7 years
Granted                                  1,350,809            $19.75 - $25.94         $20.19        $7.62
Expired                                          -                          -              -
Forfeited                                  (33,599)           $14.56 - $19.75         $17.76
Exercised                                 (460,300)           $14.56 - $23.28         $19.06

Outstanding,December 31,1997             4,411,666            $14.56 - $25.19         $18.76                          7 years
Granted                                  1,639,300            $26.78 - $29.34         $27.25        $6.42
Expired                                          -                   -                     -
Forfeited                                  (46,171)           $17.63 - $29.88         $26.07
Exercised                                 (573,527)           $14.56 - $29.88         $17.33

Outstanding,December 31,1998             5,431,268            $14.56 - $29.34         $21.52                          7 years
Granted                                  3,045,949            $24.81 - $28.13         $28.10        $6.45
Expired                                          -                   -                     -
Forfeited                                   (6,805)           $28.13 - $28.80         $28.65
Exercised                                 (368,264)           $14.56 - $25.75         $18.72

Outstanding, December 31, 1999           8,102,148            $14.56 - $29.34         $24.04                          7 years
------------------------------------------------------------------------------------------------------------------------------------

60 EDISON INTERNATIONAL

                     Edison International and Subsidiaries

--------------------------------------------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

     The number of options exercisable and their weighted-average exercise prices at December 31, 1999, 1998 and 1997 were 5,018,556 at $21.63,3,805,755 at
$19.72 and 3,218,189 at $18.48, respectively.

NOTE 9

JOINTLY OWNED UTILITY PROJECTS

SCE owns interests in several generating stations and transmission systems for which each participant provides its own financing. SCE's share of expenses for each project is included in the consolidated statements of income.

     The investment in each project, as included in the consolidated balance sheet as of December 31, 1999, was:

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                     Accumulated
                                                         Original Cost          Depreciation and            Under    Ownership
In millions                                                of Facility              Amortization     Construction     Interest
-----------------------------------------------------------------------------------------------------------------------------------
Transmission systems:
Eldorado                                                   $    39             $      6                  $ 3              60%
Pacific Intertie                                               241                   78                    6              50

Generating stations:
Four Corners Units 4 and 5 (coal)                              459                  325                    3              48
Mohave (coal)                                                  323                  217                    2              56
Palo Verde (nuclear)(1)                                      1,609                1,153                   19              16
San Onofre (nuclear)(1)                                      4,275                3,269                   16              75
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                      $ 6,946             $  5,048                  $49
-----------------------------------------------------------------------------------------------------------------------------------


(1) Reported as "Unamortized nuclear investment - net."

NOTE 10

COMMITMENTS

Leases

Leveraged Leases
Edison Capital is the lessor in several leveraged-lease agreements with terms of 13 years to 38 years. All operating, maintenance, insurance and decommissioning costs are the responsibility of the lessees. The total cost of these facilities was $5.5 billion and $4.8 billion at December 31, 1999, and 1998, respectively.

     The equity investment in these facilities is 21.3% of the purchase price. The remainder is nonrecourse debt secured by first liens on the leased property. The lenders have accepted their security interests as their only remedy if the lessee defaults.

     The net investment in leveraged leases consisted of:

----------------------------------------------------------------------
                                               December 31,
                                   -----------------------------------
In millions                               1999                1998
----------------------------------------------------------------------
Rentals receivable (net of
principal and interest on
nonrecourse debt)                      $ 2,990             $ 2,635
Unearned income                         (1,145)             (1,062)
----------------------------------------------------------------------
Investment in leveraged leases           1,845               1,573
Estimated residual value                    58                  58
Deferred income taxes                   (1,280)               (964)
----------------------------------------------------------------------
Net investment in leveraged leases     $   623             $   667
----------------------------------------------------------------------

--------------------------------------------------------------------------------

                                                           annual report 1999 61

                     Edison International and Subsidiaries

--------------------------------------------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Operating and Capital Leases

Edison International has operating leases, primarily for property and equipment (with varying terms, provisions and expiration dates) and a capital lease ($22 million) for a nonutility power-production facility.

     Estimated remaining commitments for noncancelable leases at December 31, 1999, were:

------------------------------------------------------------------
                                    Operating          Capital
In millions                            Leases            Lease
------------------------------------------------------------------
Year ended December 31,
2000                                $     87              $24
2001                                      81                -
2002                                      75                -
2003                                      71                -
2004                                      69                -
Thereafter                             1,506                1
------------------------------------------------------------------
Total future commitments            $  1,889               25

Amount representing
interest (10.56%)                                          (2)

Net commitments                                           $23
------------------------------------------------------------------

Nuclear Decommissioning

Decommissioning is estimated to cost $2.0 billion in current-year dollars, based on site-specific studies performed in 1998 for San Onofre and Palo Verde. Changes in the estimated costs, timing of decommissioning, or the assumptions underlying these estimates could cause material revisions to the estimated total cost to decommission in the near term. SCE estimates that it will spend approximately $8.6 billion through 2060 to decommission its nuclear facilities. This estimate is based on SCE's current dollar decommissioning costs, escalated at rates ranging from 0.3% to 10.0% (depending on the cost element) annually. These costs are expected to be funded from independent decommissioning trusts, which effective June 1999, receive contributions of approximately $25 million per year. SCE estimates annual after-tax earnings on the decommissioning funds of 3.9% to 4.9%.

     SCE plans to decommission its nuclear generating facilities by a prompt removal method authorized by the Nuclear Regulatory Commission. Decommissioning is expected to begin after the plants' operating licenses expire. The operating licenses expire in 2013 for San Onofre Units 2 and 3, and 2025-2027 for Palo Verde. Decommissioning costs, which are accrued and recovered through non-bypassable customer rates over the term of each nuclear facility's operating license, are recorded as a component of depreciation expense.

     In June 1999, the CPUC authorized SCE to access its nuclear decommissioning trust funds to start decommissioning San Onofre Unit 1 (shut down in 1992 per a CPUC agreement) effective immediately.

     Decommissioning expense was $124 million in 1999, $164 million in 1998 and $154 million in 1997. The accumulated provision for decommissioning, excluding San Onofre Unit 1, was $1.3 billion at December 31, 1999, and $1.2 billion at December 31, 1998. The estimated costs to decommission San Onofre Unit 1 (approximately $360 million)are recorded as a liability.

     Decommissioning funds collected in rates are placed in independent trusts, which, together with accumulated earnings, will be utilized solely for decommissioning.

   Trust investments (cost basis) include:

---------------------------------------------------------------------
                                                  December 31,
                             Maturity
                                            -------------------------
In millions                  Dates             1999           1998
---------------------------------------------------------------------
Municipal bonds              2000 - 2033     $  684         $  547
Stocks                                 -        482            550
U.S.government issues        2000 - 2030        351            355
Short-term and other         2000 - 2040        133             82
---------------------------------------------------------------------
Total                                        $1,650         $1,534
---------------------------------------------------------------------

   Trust fund earnings (based on specific identification) increase the trust fund balance and the accumulated provision for decommissioning. Net earnings were $58 million in 1999, $63 million in 1998 and $54 million in 1997. Proceeds from sales of securities (which are reinvested) were $2.6 billion in 1999, $1.2 billion in 1998 and $595 million in 1997. Approximately 90% of the trust fund contributions were tax-deductible.

--------------------------------------------------------------------------------

62 EDISON INTERNATIONAL

                    Edison International and Subsidiaries

------------------------------------------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

Other Commitments
SCE and EME have fuel supply contracts which require payment only if the fuel is made available for purchase. SCE's gas and coal fuel contracts require payment of certain fixed charges whether or not gas or coal is delivered.

   SCE has power-purchase contracts with certain qualifying facilities (cogenerators and small power producers) and other utilities. These contracts provide for capacity payments if a facility meets certain performance obligations and energy payments based on actual power supplied to SCE. There are no requirements to make debt-service payments. As a result of the utility industry restructuring, SCE has entered into settlements to end its contract obligations with certain qualifying facilities. The settlements are reported as long-term liabilities. Settlement payments are being recovered through the CTC.

   SCE has unconditional purchase obligations for part of a power plant's generating output, as well as firm transmission service from another utility. Minimum payments are based, in part, on the debt-service requirements of the provider, whether or not the plant or transmission line is operable. SCE's minimum commitment under both contracts is approximately $166 million through 2017. The purchased-power contract (approximately $30 million) is expected to provide approximately 5.5% of current or estimated future operating capacity, and is reported as a long-term liability. The transmission service contract requires a minimum payment of approximately $6 million a year.

   Certain commitments for the years 2000 through 2004 are estimated below:

--------------------------------------------------------------------------------
In millions            2000        2001      2002      2003      2004
--------------------------------------------------------------------------------
Projected
 construction
 expenditures        $ 1,365     $ 1,271   $ 1,115   $ 1,027     $ 945

Fuel supply
 contracts               918         697       520       384       296

Purchased-
 power capacity
 payments                793         783       683       668       678
--------------------------------------------------------------------------------

   EME has firm commitments to make equity and other contributions to its projects of $186 million for the ISAB project in Italy, the EcoElectrica project in Puerto Rico and the Tri Energy project in Thailand. EME also has contingent obligations to make additional contributions of $159 million, primarily for equity support guarantees related to the Paiton project in Indonesia.

   Edison Capital has commitments of $364 million to fund affordable housing and energy/infrastructure investments.

NOTE II

CONTINGENCIES

In addition to the matters disclosed in these notes, Edison International is involved in other legal, tax and regulatory proceedings before various courts and governmental agencies regarding matters arising in the ordinary course of business. SCE believes the outcome of these other proceedings will not materially affect its results of operations or liquidity.

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

   Edison International's recorded estimated minimum liability to remediate its 45 identified sites is $163 million. The ultimate costs to clean up Edison International's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. Edison International believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $284 million.

                                                         annual report 1999   63

                     Edison International and Subsidiaries

------------------------------------------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

The upper limit of this range of costs was estimated using assumptions least favorable to Edison International among a range of reasonably possible outcomes. In 1998, SCE sold all of its gas- and oil-fueled generation plants and has retained some liability associated with the divested properties.

   The CPUC allows SCE to recover environmental-cleanup costs at 42 of its sites, representing $90 million of its recorded liability, through an incentive mechanism (SCE may request to include additional sites). Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs from insurance carriers and other third parties. SCE has successfully settled insurance claims with all responsible carriers. Costs incurred at SCE's remaining sites are expected to be recovered through customer rates. SCE has recorded a regulatory asset of $126 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

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

   Edison International expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $5 million to $15 million. Recorded costs for 1999 were $14 million.

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

FERC Transmission Rate Case
SCE filed its first FERC transmission rate case in March 1997. The filing proposed a transmission revenue requirement of $211 million. In March 1999, a proposed FERC decision was issued recommending a return on equity of 9.68% (compared to SCE's current CPUC rate for distribution of 11.6%) and a lower revenue requirement. SCE filed comments opposing the proposed decision in May 1999. In response to a recent FERC ruling, on November 1, 1999, SCE filed additional evidence regarding return on equity. A final FERC decision is expected in the first quarter of 2000. SCE does not expect the final decision to have a material effect on its results of operations or financial position.

Hydroelectric Market Value Filing
In order to comply with the restructuring legislation passed in 1996, on December 15, 1999, SCE filed an application with the CPUC establishing a market value for its hydroelectric generation-related assets at approximately $1.0 billion (almost twice the assets' book value) and proposing to retain and operate the hydroelectric assets under a performance-based and revenue-sharing mechanism. The application had broad-based support from labor, ratepayer and environmental groups. If approved by the CPUC, SCE would be allowed to recover an authorized, inflation-index operations and maintenance allowance, as well as a reasonable return on capital investment. A revenue-sharing arrangement would be activated if revenue from the sale of hydroelectricity exceeds or falls short of the authorized revenue requirement. SCE would then refund 90% of the excess revenue to ratepayers or recover 90% of any shortfalls from ratepayers. A final CPUC decision is expected by the end of 2000.

Nuclear Insurance
Federal law limits public liability claims from a nuclear incident to $9.5 billion. SCE and other owners of San Onofre and Palo Verde have purchased the maximum private primary insurance available ($200 million). The balance is covered by the industry's retrospective rating plan that uses deferred premium charges to every reactor licensee if a nuclear incident at any licensed reactor in the U.S. results in claims and/or costs which exceed the primary insurance at that plant site. Federal regulations require this secondary level of financial protection. The Nuclear Regulatory Commission exempted San Onofre Unit 1 from this secondary level, effective June 1994. The maximum deferred premium for each nuclear incident is $88 million per reactor, but not more than $10 million per reactor may be

64  EDISON INTERNATIONAL

                     Edison International and Subsidiaries

------------------------------------------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

charged in any one year for each incident. Based on its ownership interests, SCE could be required to pay a maximum of $175 million per nuclear incident. However, it would have to pay no more than $20 million per incident in any one year. Such amounts include a 5% surcharge if additional funds are needed to satisfy public liability claims and are subject to adjustment for inflation. If the public liability limit above is insufficient, federal regulations may impose further revenue-raising measures to pay claims, including a possible additional assessment on all licensed reactor operators.

   Property damage insurance covers losses up to $500 million, including decontamination costs, at San Onofre and Palo Verde. Decontamination liability and property damage coverage exceeding the primary $500 million also has been purchased in amounts greater than federal requirements. Additional insurance covers part of replacement power expenses during an accident-related nuclear unit outage. These policies are issued by a mutual insurance company owned by utilities with nuclear facilities. If losses at any nuclear facility covered by the arrangement were to exceed the accumulated funds for these insurance programs, SCE could be assessed retrospective premium adjustments of up to $19 million per year. Insurance premiums are charged to operating expense.

Paiton Project
A wholly owned subsidiary of EME owns a 40% interest in the Paiton project, a 1,230-MW coal-fired power plant in Indonesia. The tariff is higher in the early years and steps down over time. The tariff for the Paiton project includes infrastructure to be used in common by other units at the Paiton complex. The plant's output is fully contracted with the state-owned electricity company for payment in Indonesian Rupiah, with the portion of such payments intended to cover non-Rupiah project costs (including returns to investors) indexed to the Indonesian Rupiah/U.S. dollar exchange rate established at the time of the power purchase agreement in February 1994. The state-owned electricity company's payment obligations are supported by the Indonesian government. The project received substantial finance and insurance support from the Export-Import Bank of the United States, The Export-Import Bank of Japan, the U.S. Overseas Private Investment Corporation and the Ministry of International Trade and Industry of Japan. The projected rate of growth of the Indonesian economy and the exchange rate of Indonesian Rupiah into U.S. dollars have deteriorated significantly since the Paiton project was contracted, approved and financed. The Paiton project's senior debt ratings have been reduced from investment grade to speculative grade based on the rating agencies' perceived increased risk that the state-owned electricity company might not be able to honor the electricity sales contract with Paiton. The Indonesian government has arranged to reschedule sovereign debt owed to foreign governments and has entered into discussions about rescheduling sovereign debt owed to private lenders. Certain events have occurred (including those discussed in the paragraph below) which, with the passage of time or upon notice, may mature into defaults of the project's debt agreement. On October 15, 1999, the project entered into an interim agreement with its lenders, in which the lenders waived such defaults until July 31, 2000. However, such waiver may expire on an earlier date if additional defaults (other than those specifically waived) or certain other specified events occur.

   One of the Paiton units began commercial operation in May 1999 and the other unit in July 1999. Because of the economic downturn, the state-owned electricity company is experiencing low electricity demand and has therefore ordered no power from the Paiton plant; however, under the terms of the power purchase agreement, the state-owned electricity company is required to continue to pay for capacity and fixed operating costs once each unit and the plant achieve commercial operation. An invoice for these charges for May 1999 has been submitted and a partial payment, based on an arbitrary exchange rate that does not comply with the terms of the power purchase agreement, was received. Additional invoices for capacity charges and fixed operating costs have seen submitted; no payment has been received. In addition, the state-owned electricity company and the project have begun discussions to renegotiate the power supply contract. However, it is not yet known what form the renegotiation may take. Any material modifications of the contract could also require a renegotiation of the Paiton project's debt agreement. The impact of any such renegotiations with the state-owned electricity company, the Indonesian government or the project's creditors on EME's expected return on its investment in Paiton is uncertain at this time; however, EME believes that it will ultimately recover its investment in the project.

Spent Nuclear Fuel
Under federal law, the DOE is responsible for the selection and development of a facility for disposal of spent nuclear fuel and high-level radioactive waste. Such a facility was to be in operation by January 1998. However, the DOE did not meet its obligation. It is not certain when the DOE will begin accepting spent nuclear fuel from San Onofre or from other nuclear power plants.

                                                          annual report 1999  65

                     Edison International and Subsidiaries

------------------------------------------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

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

   Palo Verde on-site spent fuel storage capacity will accommodate needs until 2003 for Unit 2, and until 2004 for Units 1 and 3. Arizona Public Service Company, operating agent for Palo Verde, is constructing an interim fuel storage facility that is expected to be completed in 2002.

   SCE and other owners of nuclear power plants may be able to recover interim storage costs arising from DOE delays in the acceptance of utility spent nuclear fuel by pursuing relief under the terms of the contracts, as directed by the courts, or through other court actions.

NOTE 12

INVESTMENTS IN PARTNERSHIPS AND
UNCONSOLIDATED SUBSIDIARIES

Edison International's nonutility subsidiaries have equity interests in energy projects and real estate investment partnerships.

   Summarized financial information of these investments was:

--------------------------------------------------------------------------------
                                                Year ended December 31,
                                     -------------------------------------------
In millions                            1999         1998          1997
--------------------------------------------------------------------------------
Revenue                            $  2,338      $ 1,848      $  1,946
Expenses                              1,872        1,525         1,578
--------------------------------------------------------------------------------
Net income                         $    466      $   323      $    368
--------------------------------------------------------------------------------
                                         December 31,
                                   --------------------------
In millions                            1999         1998
-------------------------------------------------------------
Current assets                     $    854      $   655
Other assets                          9,487        6,811
-------------------------------------------------------------
Total assets                       $ 10,341      $ 7,466
-------------------------------------------------------------
Current liabilities                $  1,644      $ 1,190
Other liabilities                     6,029        4,493
Equity                                2,668        1,783
-------------------------------------------------------------
Total liabilities and equity       $ 10,341      $ 7,466
--------------------------------------------------------------------------------

NOTE 13

BUSINESS SEGMENTS

Edison International's reportable business segments include its electric utility operation segment (SCE), a nonutility power generation segment (EME) and a capital and financial services provider segment (Edison Capital). Its segments are based on Edison International's internal organization. They are separate business units and are managed separately. Edison International evaluates the segments' performance based on net income.

   SCE is a rate-regulated electric utility which produces and supplies electric energy in central, coastal and Southern California. SCE's regulatory environment is changing, as discussed in Note 1 to the Consoldiated Financial Statements. EME is a producer of electricity engaged in the development, ownership and operation of electric power generation facilities worldwide. Edison Capital is a provider of capital and financial services with investments worldwide.

   The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

66  EDISON INTERNATIONAL

                     Edison International and Subsidiaries


--------------------------------------------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Edison International's business segment information was:

------------------------------------------------------------------------------------------------------------------------------------
                                                  Electric         Nonutility           Capital &   Corporate &         Consolidated
In millions                                       Utility    Power Generation  Financial Services   Other(1)    Edison International
------------------------------------------------------------------------------------------------------------------------------------
1999
Operating revenue                                $ 7,522      $   1,642/(2)/          $   282        $  224           $   9,670
Depreciation, decommissioning and amortization     1,546            190                    22            36               1,794
Interest and dividend income                          69             42                     4           (19)                 96
Interest expense - net                               472            353                    41            17                 883
Income tax expense                                   438            (40)                  (25)          (79)                294
Net income                                           509            130                   129          (145)                623
Total assets                                      17,657         15,534                 2,712           326              36,229
Additions to property and plant                      984          8,310                     -          (105)/(3)/         9,189

1998
Operating revenue                                $ 7,500      $     894/(2)/          $   235        $  231           $   8,860
Depreciation, decommissioning and amortization     1,546             87                    20             9               1,662
Interest and dividend income                          67             50                     4           (13)                108
Interest expense-net                                 477            183                    50            (8)                702
Income tax expense                                   442             70                   (15)          (35)                462
Net income                                           515            132                   105           (84)                668
Total assets                                      16,947          5,158                 2,276           317              24,698
Additions to property and plant                      861             73                     -            29                 963

1997
Operating revenue                                $ 7,953      $     975/(2)/          $   138        $  169           $   9,235
Depreciation, decommissioning and amortization     1,240            103                    17             2               1,362
Interest and dividend income                          45             27                    10             3                  85
Interest expense-net                                 435            210                    29            25                 699
Income tax expense                                   520             57                   (44)          (34)                499
Net income                                           606            115                    61           (82)                700
Total assets                                      18,059          4,985                 1,783           274              25,101
Additions to property and plant                      685             88                     -            10                 783
------------------------------------------------------------------------------------------------------------------------------------

(1) Includes amounts from nonutility subsidiaries not significant as a reportable segment.
(2) Includes equity in income from investments of $244 million in 1999 and $189 million in both 1998 and 1997.
(3) Includes liabilities assumed and deferred credits of projects acquired in 1999.

Geographic Information
Electric power and steam generated domestically by EME is sold principally under long-term contracts to electric utilities, through a centralized power pool, or under a power-purchase agreement with a term of up to 5 years. Projects in the United Kingdom and a project in Australia sell their energy through a centralized power pool (in the respective countries). Other electric power generated overseas is sold primarily under long-term contracts to electric utilities located in the country where the power is generated. All electric power generated by SCE is sold through the PX.

   Edison International's foreign and domestic revenue and assets information was:

--------------------------------------------------------------------------------
                                            Year ended December 31,
                             ---------------------------------------------------
In millions                      1999           1998         1997
--------------------------------------------------------------------------------
Revenue
United States                $  8,631       $  8,154       $  8,452
Foreign countries:
  United Kingdom                  748            449            428
  Australia                       209            199            296
  Other                            82             58             59
--------------------------------------------------------------------------------
                             $  9,670       $  8,860       $  9,235
================================================================================
                                    December 31,
                           ------------------------------
In millions                  1999              1998
---------------------------------------------------------
Assets
United States                $ 28,122       $ 20,739
Foreign countries:
  United Kingdom                4,163          1,787
  Australia                     1,398          1,326
  Other                         2,546            846
--------------------------------------------------------------------------------
                             $ 36,229       $ 24,698
================================================================================

                                                               annual report  67

                     Edison International and Subsidiaries

    ----------------------------------------------------------------------------

                         QUARTERLY FINANCIAL DATA (UNAUDITED)

    ----------------------------------------------------------------------------

    ------------------------------------------------------------------------------------------------------------------------------
                                                                                    1999
                                              ------------------------------------------------------------------------------------
      In millions, except per share amounts            Total            Fourth           Third          Second          First
    ------------------------------------------------------------------------------------------------------------------------------
      Operating revenue                              $ 9,670           $ 2,509         $ 2,957         $ 2,116        $ 2,088
      Operating income                                 1,744               324             642             378            399
      Net income                                         623                96             255             128            143
      Per share:
         Basic earnings                              $  1.79           $   .28         $   .74         $   .37        $   .41
         Diluted earnings                               1.79               .28             .73             .37            .41
         Dividends declared                             1.08               .27             .27             .27            .27
      Common stock prices:
         High                                        $    29 1/4       $    29 1/16    $    27 3/8     $    29 1/4    $    28 15/16
         Low                                              21 5/8            23 13/16        22 7/8          22 3/8         21 5/8
         Close                                            26 3/16           26 3/16         24 5/16         26 3/4         22 1/4
    ------------------------------------------------------------------------------------------------------------------------------
                                                                                    1998
                                               -----------------------------------------------------------------------------------
      In millions, except per share amounts            Total            Fourth           Third          Second          First
    ------------------------------------------------------------------------------------------------------------------------------
      Operating revenue                              $ 8,860           $ 2,258         $ 2,754         $ 1,939        $ 1,910
      Operating income                                 1,784               389             535             398            462
      Net income                                         668               163             216             145            144
      Per share:
         Basic earnings                              $  1.86           $   .46         $   .61         $   .40        $   .39
         Diluted earnings                               1.84               .46             .60             .40            .39
         Dividends declared                             1.04               .26             .26             .26            .26
      Common stock prices:
         High                                        $    31           $    28 9/16    $    29 11/16   $    31        $    30 11/16
         Low                                              25 1/8            25 1/8          25  3/8         27 15/16       25  3/16
         Close                                            27 7/8            27 7/8          25 11/16        29  9/16       29  3/8
    ------------------------------------------------------------------------------------------------------------------------------





    ------------------------------------------------------------------------------------------------------------------------------

68 EDISON INTERNATIONAL

                     Edison International and Subsidiaries

   -----------------------------------------------------------------------------

                              BOARD OF DIRECTORS*

   -----------------------------------------------------------------------------

   John E. Bryson/1/**
   Chairman of the Board,President
   and Chief Executive Officer,
   Edison International
   A director since 1990

   Winston H. Chen/2/, /5/, /6/
   Chairman of the Paramitas Foundation
   and Chairman of Paramitas
   Investment Corporation,
   Santa Clara, California
   A director since 1995

   Warren Christopher/1/, /4/
   Senior Partner,
   O'Melveny & Myers,
   Los Angeles, California
   A director since 1971+

   Stephen E. Frank/1/***
   Chairman of the Board, President
   and Chief Executive Officer,
   Southern California Edison
   A director since 1995

   Joan C. Hanley/2/, /4/
   The Former General Partner and Manager,
   Miramonte Vineyards,
   Rancho Palos Verdes, California
   A director since 1980


   *    Service includes combined Edison International and
        Southern California Edison Board memberships
   **   Edison International Board and Executive
        Committee only
   ***  Southern California Edison
        Executive Committee only
    +   8/19/71 to 1/20/77
        6/18/81 to 1/19/93
        5/15/97 to present

   Carl F. Huntsinger/1/, /5/
   General Partner,
   DAE Limited Partnership, Ltd.,
   Ojai, California
   A director since 1983

   Charles D. Miller /3/, /5/
   Chairman of the Board,
   Avery Dennison Corporation,
   Pasadena, California
   A director since 1987

   Luis G. Nogales/2/, /3/
   President,
   Nogales Partners,
   Los Angeles, California
   A director since 1993

   Ronald L. Olson/2/, /4/
   Senior Partner,
   Munger, Tolles and Olson,
   Los Angeles, California
   A director since 1995

   James M. Rosser/1/, /4/
   President,
   California State University, Los Angeles
   Los Angeles, California
   A director since 1985

   1 Executive Committee
   2 Finance Committee
   3 Compensation and Executive Personnel Committee
   4 Nominating Committee
   5 Audit Committee
   6 Retiring on April 20, 2000

   Robert H. Smith/2/, /3/, /4/
   Managing Director,
   Smith and Crowley Incorporated,
   Pasadena, California
   A director since 1987

   Thomas C. Sutton/3/, /5/
   Chairman of the Board and
   Chief Executive Officer,
   Pacific Life Insurance Company,
   Newport Beach, California
   A director since 1995

   Daniel M. Tellep/3/, /5/
   Retired Chairman of the Board,
   Lockheed Martin Corporation,
   Bethesda, Maryland
   A director since 1992

   Edward Zapanta, M.D./1/, /5/
   Physician and Neurosurgeon,
   Torrance, California
   A director since 1984
   -----------------------------------------------------------------------------

                                                       annual report 1999  69

                     Edison International and Subsidiaries

   -----------------------------------------------------------------------------

                                MANAGEMENT TEAM

   -----------------------------------------------------------------------------

   EDISON INTERNATIONAL


   John E. Bryson
   Chairman of the Board, President and
   Chief Executive Officer

   Bryant C. Danner
   Executive Vice President and
   General Counsel

   Theodore F. Craver, Jr.
   Senior Vice President,
   Chief Financial Officer and Treasurer

   Robert G. Foster
   Senior Vice President,
   Public Affairs

   Lillian R. Gorman/1/
   Senior Vice President,
   Human Resources

   Mahvash Yazdi
   Senior Vice President and
   Chief Information Officer

   Thomas J. Higgins
   Vice President,
   Corporate Relations

   Stephen M. McMenamin
   Vice President,
   eCommerce

   Thomas M. Noonan
   Vice President and Controller

   Joseph P. Ruiz
   Vice President and
   General Auditor

   Anthony L. Smith
   Vice President,
   Tax

   Diane O. Wittenberg
   Vice President,
   Corporate Communications

   Beverly P. Ryder
   Secretary


   1 Resigned February 29, 2000

   SOUTHERN CALIFORNIA EDISON


   Stephen E. Frank
   Chairman of the Board, President and
   Chief Executive Officer

   Harold B. Ray
   Executive Vice President,
   Generation Business Unit

   Pamela A. Bass
   Senior Vice President,
   Customer Service Business Unit

   John R. Fielder
   Senior Vice President,
   Regulatory Policy and Affairs

   Robert G. Foster
   Senior Vice President,
   Public Affairs

   Lillian R.Gorman /1/
   Senior Vice President,
   Human Resources

   Richard M. Rosenblum
   Senior Vice President,
   Transmission and Distribution
   Business Unit

   Mahvash Yazdi
   Senior Vice President and
   Chief Information Officer

   Emiko Banfield
   Vice President,
   Shared Services

   Bruce C. Foster
   Vice President,
   San Francisco Regulatory Operations

   A. L. Grant
   Vice President,
   Transmission

   Lawrence D. Hamlin
   Vice President,
   Power Production and
   Operations and Maintenance Services

   Holly Kolinski
   Vice President,
   Mass Customers

   R.W. Krieger
   Vice President,
   Nuclear Generation

   J. Michael Mendez
   Vice President,
   Labor Relations

   Thomas M. Noonan
   Vice President and Controller

   Dwight E. Nunn
   Vice President,
   Nuclear Engineering and
   Technical Services

   Stephen E. Pickett
   Vice President and
   General Counsel

   Frank J. Quevedo
   Vice President,
   Equal Opportunity

   Joseph P. Ruiz
   Vice President and
   General Auditor

   W. James Scilacci
   Vice President and
   Chief Financial Officer

   Dale E. Shull, Jr.
   Vice President,
   Distribution

   Anthony L. Smith
   Vice President,
   Tax

   David Ned Smith
   Vice President,
   Major Customers

   Joseph J. Wambold
   Vice President,
   Nuclear Business and
   Support Services

   Robert C. Boada
   Treasurer

   Beverly P.Ryder
   Secretary

   -----------------------------------------------------------------------------

70 EDISON INTERNATIONAL

                     Edison International and Subsidiaries

--------------------------------------------------------------------------------

                         M A N A G E M E N T   T E A M

--------------------------------------------------------------------------------

EDISON MISSION ENERGY

John E. Bryson
Chairman of the Board

Alan J. Fohrer
President and Chief Executive Officer

Robert M. Edgell
Executive Vice President

William J. Heller
Senior Vice President

James V. Iaco, Jr.
Senior Vice President

Ronald L. Litzinger
Senior Vice President

Georgia R. Nelson
Senior Vice President

Kevin M. Smith
Senior Vice President and
Chief Financial Officer

Raymond W. Vickers
Senior Vice President and
General Counsel



EDISON CAPITAL

John E. Bryson
Chairman of the Board

Thomas R. McDaniel
President and Chief Executive Officer

Ashraf T. Dajani
Senior Vice President

Richard E. Lucey
Senior Vice President and
Chief Financial Officer

Larry C. Mount
Senior Vice President,
General Counsel and
Secretary



EDISON ENTERPRISES

Theodore F. Craver, Jr.
Chairman of the Board and
Chief Executive Officer

Thomas J. Higgins
President


                                                       annual report 1999  71

                       Edison International Subsidiaries

--------------------------------------------------------------------------------

               SELECTED FINANCIAL AND OPERATING DATA: 1995-1999

---------------------------------------------------------------------------------------------------------------------------------
Dollars in millions, except per share amounts           1999              1998            1997            1996             1995
---------------------------------------------------------------------------------------------------------------------------------
EDISON INTERNATIONAL
AND SUBSIDIARIES
Operating revenue                                    $    9,670         $    8,860      $   9,235        $  8,545       $  8,405
Operating expenses                                   $    7,926         $    7,076      $   7,200        $  6,503       $  6,500
Net income                                           $      623         $      668      $     700        $    717       $    739
Weighted-average shares of common stock
  outstanding (in millions)                                 348                359            400             437            446
Per share data:
    Basic earnings                                   $     1.79         $     1.86      $    1.75        $   1.64       $   1.66
    Diluted earnings                                 $     1.79         $     1.84      $    1.73        $   1.63       $   1.65
    Dividends paid                                   $     1.07         $     1.03      $    1.00        $   1.00       $   1.00
    Dividends declared                               $     1.08         $     1.04      $    1.00        $   1.00       $   1.00
    Book value at year-end                           $    15.01         $    14.55      $   14.71        $  15.07       $  14.41
Market value at year-end                             $       26 3/16    $       27 7/8  $      27 3/16   $     19 7/8   $     17 5/8
Dividend payout ratio (paid)                               59.8%              55.4%          57.1%           61.0%          60.2%
Rate of return on common equity                            12.2%              12.8%          11.7%           11.1%          11.8%
Price/earnings ratio                                       14.6               15.0           15.5            12.1           10.6
Ratio of earnings to fixed charges                         1.85               2.33           2.41            2.42           2.58
Assets                                               $   36,229         $   24,698      $  25,101        $ 24,559       $ 23,946
Long-term debt                                       $   13,391         $    8,008      $   8,871        $  7,475       $  7,195
Common shareholders' equity                          $    5,211         $    5,099      $   5,527        $  6,397       $  6,393
Preferred stock subject to mandatory
  redemption                                         $      256         $      256      $     275        $    275       $    275
Company-obligated mandatorily redeemable
  securities of subsidiaries holding solely
  parent company debentures                          $      948         $      150      $     150        $    150       $    150
Retained earnings                                    $    3,079         $    2,906      $   3,176        $  3,753       $  3,700

SOUTHERN CALIFORNIA
EDISON COMPANY
Operating revenue                                    $    7,522         $    7,500      $   7,953        $  7,583       $  7,873
Earnings                                             $      484         $      490      $     576        $    621       $    643
Basic earnings per Edison International
  common share                                       $     1.39         $     1.37      $    1.44        $   1.42       $   1.44
Rate of return on common equity                            15.2%              13.3%          11.6%           12.1%          12.6%
Peak demand in megawatts (MW)                            19,122             19,935         19,118          18,207         17,548
Generation capacity at peak (MW)                         10,474             10,546         21,511          21,602         21,603
Kilowatt-hour sales (in millions)                        78,602             76,595         77,234          75,572         74,296
Customers (in millions)                                    4.36               4.27           4.25            4.22           4.18
Full-time employees                                      13,040             13,177         12,642          12,057         14,886

EDISON MISSION ENERGY
Revenue                                              $    1,642         $      894      $     975        $    844       $    467
Net income                                           $      130         $      132      $     115        $     92       $     64
Assets                                               $   15,534         $    5,158      $   4,985        $  5,153       $  4,374
Rate of return on common equity                             8.1%              14.8%          12.2%            8.8%           9.5%
Ownership in operating projects (MW)                     22,037              5,153          5,180           4,706          4,212
Full-time employees                                       3,245              1,180          1,140             940            902

EDISON CAPITAL
Revenue                                              $      282         $      235      $     138        $     49       $     49
Net income                                           $      129         $      105      $      61        $     41       $     39
Assets                                               $    2,712         $    2,276      $   1,783        $  1,423       $  1,063
Rate of return on common equity                            27.0%              30.2%          23.2%           17.7%          18.5%
Full-time employees                                         115                 85             85              70             42
----------------------------------------------------------------------------------------------------------------------------------

72  EDISON INTERNATIONAL

                S H A R E H O L D E R    I N F O R M A T I O N


ANNUAL MEETING
The annual meeting of shareholders will be held on Thursday, April 20, 2000, at 9 a.m., at the Chicago Public Library, Harold Washington Library Center, 400 South State Street, Chicago, Illinois.

STOCK LISTING AND TRADING INFORMATION

Edison International Common Stock
The New York and Pacific stock exchanges use the ticker symbol EIX; daily newspapers list the stock as EdisonInt.

Preferred Stock
Edison International's preferred securities are listed on the New York Stock Exchange under the ticker symbols EIX prA for the 7.875% QUIPS Series A and EIX prB for the 8.60% Series B. Previous day's closing prices, when traded, are listed in the daily newspapers in the New York Stock Exchange composite table under the symbols EIX QUIPS A and EIX QUIPS B. Southern California Edison's preferred stocks are listed on the American and Pacific stock exchanges under the ticker symbol SCE. Previous day's closing prices, when traded, are listed in the daily newspapers in the American Stock Exchange composite table under the symbol SoCalEd. The 6.05%, 6.45% and 7.23% series are not listed. The preferred securities of Mission Capital, an affiliate of Edison Mission Energy, are listed on the New York Stock Exchange under the ticker symbol MEPrA for the 9.875% series and MEPrB for the 8.50% series.

TRANSFER AGENT AND REGISTRAR
Norwest Bank Minnesota, N.A., maintains shareholder records and is transfer agent and registrar for Edison International common stock and Southern California Edison preferred stocks. Shareholders may call Norwest Shareowner Services, 800.347.8625, between 7 a.m. and 7 p.m. (Central Time) every business day regarding:

- stock transfer and name-change requirements;
- address changes, including dividend addresses;
- electronic deposit of dividends;
- taxpayer identification number submission or changes;
- duplicate 1099 and W-9 forms;
- notices of, and replacement of, lost or destroyed stock certificates and dividend checks;
- direct debit of optional cash for dividend reinvestment;
- requests to eliminate multiple annual report mailings;
- Edison International's Dividend Reinvestment Plan, including enrollments, withdrawals, terminations, transfers, sales, duplicate statements; and
- requests for access to online account information, which can be obtained by calling Norwest Shareowner Services at 800.347.8625.

Inquiries should be directed to:
  Mail
  Norwest Bank Minnesota, N.A.
  Shareowner Services Department
  P.O. Box 64854
  St. Paul, MN 55164-0854

  Fax
  651.450.4033

  E-mail
  stocktransfer@norwest.com

DIVIDEND REINVESTMENT AND
ELECTRONIC FUNDS TRANSFER
Shareholders can purchase additional common shares by reinvesting their quarterly dividends. A prospectus on Edison International's Dividend Reinvestment Plan is available from Norwest Shareowner Services.

   Dividend checks can be electronically deposited directly to your financial institution. Enrollment forms are available upon request.







                         EDISON INTERNATIONAL TIER LIST

[Numbers on left are Dun & Bradstreet tier level indicators]


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

                              UTILITY SUBSIDIARIES

01 SOUTHERN CALIFORNIA EDISON COMPANY ("SCE") is a California corporation having its principal place of business at 2244 Walnut Grove Avenue (P.O. Box 800), Rosemead, California 91770. SCE is a public utility primarily engaged in the business of supplying electric energy to portions of central and southern California, excluding the City of Los Angeles and certain other cities. Unless otherwise indicated, its subsidiaries have the same principal place of business as Southern California Edison
       Company:

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

02 EDISON MATERIAL SUPPLY LLC is a Delaware limited liability company that provides procurement, inventory and warehousing services.

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

02 SCE UK SERVICES LTD is a United Kingdom private limited company having its registered office at Lansdowne House, Berkeley Square, London, England W1X 5DH, which provides auditing services for affiliated companies.

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

01 EDISON INSURANCE SERVICES, INC., is a Hawaii corporation having its principal executive office at 1099 Alakea Street, 22nd Floor, Honolulu, Hawaii 96813, which provides domestic and foreign property damage and business interruption insurance to Edison International and its subsidiaries.

01 EDISON VENTURES is a California corporation having its principal place of business at 2244 Walnut Grove Avenue, Rosemead, California 91770, which owns the stock and coordinates the activities of its nonutility subsidiaries. The subsidiaries of Edison Ventures are as follows:

02 EDISON TRANSENERGY is a California corporation having its principal place of business at 2244 Walnut Grove Avenue, Rosemead, California 91770, which is engaged in pipeline development activities to transport crude oil.

01     EDISON ENERGY (Inactive)

01     EDISON INTERNATIONAL POWER (Inactive)

01 EIX TRUST I is a Delaware business trust that acts as a financing vehicle.

01 EIX TRUST II is a Delaware business trust that acts as a financing vehicle.

01 EIX TRUST III is a Delaware business trust that acts as a financing vehicle.

01 THE MISSION GROUP is a California corporation having its principal place of business at 18101 Von Karman Avenue, Suite 1700, Irvine, California 92612-1046, which owns the stock and coordinates the activities of nonutility companies. The subsidiaries of The Mission Group are as follows:

02 EDISON O&M SERVICES is a California corporation that was organized to provide generation operation and maintenance services.

02 EDISON TECHNOLOGY SOLUTIONS ("ETS") is a California corporation having its principal place of business at 2244 Walnut Grove Avenue, Rosemead, California 91770, which was organized to engage in technology development and commercialization. The subsidiaries of Edison Technology Solutions are as follows:

03 EDISON EV is a California corporation having its principal place of business at 2244 Walnut Grove Avenue, Rosemead, California 91770, which was engaged in the business of providing electric vehicle charging infrastructure.

03 FACILICHEM, INC., is a California corporation having its principal place of business at 333 Ravenswood Avenue, Menlo Park, California 94025, which was organized to engage in the research, development and commercialization of liquid membrane technologies for application in specific industrial and chemical processes. ETS has a 10% ownership interest with an option to increase that interest to 16.66%

02 EDISON ENVIRONMENTAL SERVICES is a California corporation having its principal place of business at 18101 Von Karman Avenue, Suite 1700, Irvine, California 92612-1046, which was organized to provide nuclear decommissioning services.

02 EDISON ENTERPRISES is a California corporation having its principal place of business at 955 Overland Court, San Dimas, California 91773, which owns the stock and coordinates the activities of its nonutility subsidiaries. The subsidiaries of Edison Enterprises are as follows:

03 EDISON SOURCE is a California corporation having its principal place of business at 800 East Orangethorpe Avenue, Anaheim, California 92801. It is engaged in the business of integrated energy services.

04 G.H.V. REFRIGERATION, INC. is a California corporation having its principal place of business at 800 East Orangethorpe Avenue, Anaheim, California 92801. It is engaged in the business of providing refrigeration/HVAC operations, maintenance and installations throughout Southern California and Arizona.

03 EDISON SELECT is a California corporation having its principal place of business at 955 Overland Court, San Dimas, Califonia 91773. It is engaged in the business of providing consumer products and services.

04               EDISON HOME PROTECTION COMPANY (Inactive)

04 SELECT HOME WARRANTY COMPANY is a California corporation having its principal place of business at 955 Overland Court, San Dimas, California 91773. It is engaged in the home protection company business.

04 EDISON SECURITY CORP. [formerly WESTEC RESIDENTIAL SECURITY, INC.] is a Delaware corporation having its principal place of business at 955 Overland Court, San Dimas, California 91773. It is engaged in the business of providing home security services.

04 VALLEY BURGLAR & FIRE ALARM CO., INC. is a California corporation having its principal place of business at 955 Overland Court, San Dimas, California 91773.
                 It is engaged in the business of providing home security services.

03 EDISON UTILITY SERVICES is a California corporation having its principal place of business at 955 Overland Court, San Dimas, California 91773. It is engaged in the business of providing services including billing and transmission and distribution outsourcing.

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

03     BURLINGTON APARTMENTS, INC.
03     EDISON CAPITAL EUROPE LIMITED (UK corporation)
       Address:  Lansdowne House, Berkeley Square, London, England W1X 5DH
03     EDISON CAPITAL VENTURES
03     EDISON FUNDING COMPANY
       [directly owns 0.08% of Edison Funding Omicron Incorporated; see listing under Edison Housing Consolidation Company)
04        EDISON CAPITAL HOUSING INVESTMENTS
          [directly owns 0.35% of Edison Housing Consolidation Co.;
          see listing under MHICAL 95 Company.]
          [directly owns 35.52% of Edison Funding Omicron Incorporated; see listing under Edison Housing Consolidation Co.]
05            1st Time Homebuyer Opportunities LP (Chester County
              Homes) 99%
05            1732 Champa LP (Buerger Brothers Lofts) 99%
05            18303 Kittridge Associates LP 99%
05            210 Washington Avenue Associates (Renaissance Plaza)
              (Connecticut partnership) 99%
05            2400 Locust Associates LP (Locust on the Park) 99%
05            Abajo Del Sol LP 99.9%
05            Anglo Edison Pinecrest L.L.C. 99%
05            Apollo Development Associates LP (Apollo Hotel) 99.9%
05            Argyle Redevelopment Partnership, Ltd. (Colorado
              partnership) 99%
05            Auburn Manor L.L.C. 50%
05            B.A.I. Anglo Edison Pinecrest, LLC (Pinecrest) 99%
05            Baldwin Village LP 99.9%
05            Bartlett Hill Associates LP 99%
05            Benton Green LP 99.9%
05            Bouquet Canyon Seniors LP 99%
05            Carson Terrace LP 99.9%
05            CCS/Bellingham LP (Washington Grocery Building) 99%
05            CCS/Mount Vernon Housing LP (La Venture) 99%
05            Cincinatti Ravenwood Apartments LP 99%
05            Conejo Valley Community Housing Associates (Community
              House Apartments) 99%
05            Diamond Creek Apartments LP 99.9%
05            Don Avante Association I LP (Don de Dios) 99.9%
05            Don Avante Association II LP (Village Avante) 99.9%
05            EAST COAST CAPITAL, INC. (Massachusetts corporation)
              Address:  240 Commercial Street, Boston, MA 02109-1336
05            EC ASSET SERVICES, INC. (Massachusetts corporation)
              Address:  240 Commercial Street, Boston, MA 02109-1336
05            EC PROPERTIES, INC. (Massachusetts corporation)
              Address:  240 Commercial Street, Boston, MA 02109-1336
06               Corporations for Affordable Housing LP 1%GP
07                  Arbor Lane Associates Phase II LP (Timberwood) 99%
07                  Arroyo Vista Associates LP 99%
07                  Artloft Associates LP 35.6%
07                  Caleb Affordable Housing Associates LP
                    (Ledges/Pinebrook) 99%
07                  The Carlin LP 99%
07                  Diamond Phase III Venture LP 99%
07                  Fairmont Hotel Urban Renewal Associates LP 99%
07                  Mackenzie Park Associates LP 99%
07                  Parkside Associates LP (Parkside Garden) 99%
07                  Pines Housing LP 99%
07                  Pines Housing II, LP 99%
07                  Smyrna Gardens Associates LP 99%
07                  Tioga Gardens LP 99%
07                  Walden Pond, LP (Hamlet) 99%
06               Corporations for Affordable Housing LP II 1%GP

07                  2601 North Broad Street Associates LP (Station
                    House) 99%
07                  Artloft Associates LP 53.39%
07                  Brookline Housing Associates LLC (Bridgewater) 99%
07                  EDA LP (Eagle's Nest) 99%
07                  Edgewood Manor Associates II LP 99%
07                  Gateway Housing LP (Gateway Townhomes) 99%
07                  Homestead Village Associates LP 99%
07                  Junction City Apartments LP (Green Park) 99%
07                  Liberty House Associates LP 99%
07                  Maple Ridge Development Associates LP 99%
07                  Parsonage Cottage Senior Residence LP 99%
07                  Rittenhouse School LP 99%
07                  Silver City Housing LP 99%
07                  South 55th Street, LP 99%
07                  W. M. Housing Associates LP (Williamsport Manor) 99%
07                  Winnsboro Apartments LP (Deer Wood) 99%
05            EC PROPERTIES III, INC. (Massachusetts corporation)
              Address:  240 Commercial Street, Boston, MA 02109-1336
06               Corporations for Affordable Housing LP III 1%GP
07                  Piedmont Housing Associates 99%
07                  Pines Housing III 99%
07                  Salem Lafayette Urban Renewal Associates, LP 99%
07                  Spring Valley Commons LP 99%
07                  Stevenson Housing Associates (Park Vista) 99%
05            EC-SLP, INC. (Massachusetts corporation)
              Address:  240 Commercial Street, Boston, MA 02109-1336
05            ECHI-A COMPANY
05            ECHI-B COMPANY
05            ECHI Wyvernwood, Inc. [dead project]
05            ECH/HFC GP Partnership No. 1 34.9%GP
06               Edison Capital Housing Partners VII LP 19.4%GP
07                  C-Court LP (Cawelti Court) 99%
07                  Cottonwood Affordable Housing LP 99%
07                  Fifth & Wilshire Apartments LP 99%
07                  Flagstaff Affordable Housing II, LP (Forest View
                    Apts.) 99%
07                  Huff Avenue Associates LP 99%
07                  Mountain View Townhomes Associates LP 99%
07                  Oak Forest Associates LP 99%
07                  Paradise Road Partners LP (Gateway Village) 99%
07                  Woodland Arms Apartments, Ltd. 99%
05            ECH/HFC GP Partnership No. 2 56.7%GP
06               Edison Capital Housing Partners VIII LP 18.54%GP
07                  Catalonia Associates LP 99%
07                  Ohlone Housing Associates LP 99%
05            EDISON CAPITAL AFFORDABLE HOUSING 97 V
05            EDISON CAPITAL AFFORDABLE HOUSING 97 VI
05            EDISON CAPITAL AFFORDABLE HOUSING 97 VII
05            EDISON CAPITAL AFFORDABLE HOUSING 97 VIII
05            EDISON CAPITAL AFFORDABLE HOUSING 99A COMPANY
05            Edison Capital Affordable Housing 99A G.P. 27.69%GP
06               Edison Capital Housing Partners IX LP 13.5533%GP
07                  1010 SVN Associates LP 99%
07                  2814 Fifth Street Associates LP (Land Park
                    Woods) 99%
07                  Alma Place Associates LP 99%
07                  Knolls Community Associates LP 99%
07                  Monterra Village Associates LP 99%
07                  Pacific Terrace Associates LP 99%
07                  PVA LP (Park Victoria) 99%
07                  Sherman Glen, L.L.C. 99%
07                  Strobridge Housing Associates LP 99%
07                  Trolley Terrace Townhomes LP 99%
07                  Walnut Avenue Partnership LP 99%
05            EDISON CAPITAL AFFORDABLE HOUSING 99B COMPANY 99.99%

05            Edison Capital Affordable Housing 99B G.P. 99.99%GP
06               Edison Capital Housing Partners X LP 19.3952%GP
07                  Beacon Manor Associates LP 99%
07                  Boulder Creek Apartments LP 99%
07                  Burlington Senior Housing LLC 99.9%
07                  CCS/Renton Housing LP (Renton) 99%
07                  Coolidge Station Apartments L.L.C. 99%
07                  Lark Ellen LP 99%
07                  Mercy Housing California IX LP (Sycamore) 99%
07                  Morgan Hill Ranch Housing LP 99%
07                  Pacifica Community Associates LP (Villa
                    Pacifica) 99%
07                  Persimmon Associates LP 99%
07                  Providence-Brown Street Housing LP (Brown
                    Street) 99%
07                  San Juan Commons 1996 LP 99%
07                  Timber Sound, Ltd. 99%
07                  Timber Sound II, Ltd. 99%
07                  Trinity Park Apartments LP 99%
07                  Venbury Trail LP 99%
06               Edison Capital Housing Partners XI LP 18.62486%GP
07                  1475 167th Avenue Associates LP (Bermuda Gardens)
                    99.9%
07                  Auburn Manor Apartments LP 99%
07                  Barnsdall Court LP (Villa Mariposa) 99%
07                  Borregas Court LP 99%
07                  Bryson Family Apartments LP 99.9%
07                  Carson Housing LP 99%
07                  Casa Rampart LP (Rampart Apartments) 98.9%
07                  Davis MHA Twin Pines Community Associates LP
                    (Northstar Apartments) 99%
07                  Eastwood Homes LP 98.99%
07                  Electra Arms Senior Associates LP 99%
07                  Grace Housing LP 99%
07                  Stony Point Apartment Investors LP (Panas Place)
                    99.9%
07                  Wall Street Palmer House LP 99%
07                  Wilmington Housing Associates LP (New Harbor
                    Vista) 99.9%
06               Edison Capital Housing Partners XII LP 13.73759%GP
07                  Cedarshores Limited Dividend Housing Association
                    LP 98.99%
07                  Heritage Partners LP 99%
07                  Osage Terrace LP 99.89%
07                  West Oaks Apartments LP 99.9%
07                  Yale Street LP 99.9%
06               Edison Capital Housing Partners XIII LP 17.03513%GP
07                  Alhambra Apartments LP 99.9%
07                  Chamber Apartments LP 99%
07                  Park Land Senior Apartments Investors LP (Banducci)
                    99.9%
07                  President John Adams Manor Apartments LP 99%
07                  Riverwalk Apartments, Ltd. (Colorado) 99%
07                  Rosecreek Senior Living LP 99.9%
07                  Twin Ponds Apartments LP 99%
07                  Woodleaf Village LP 98.99%
07                  Women's Westlake LP (Dorothy Day) 99%
05            Edison Capital Contributions VI Partners 91.77%GP
06               ECH Investor Partners VI-A LP 15.39%GP
07                  Edison Capital Housing Partners VI LP 61.82%GP
08                      Admiralty Heights Associates II 1995 LP (Kent
                        Manor) 99%
08                      Affordable/Citrus Glenn Phase II, Ltd. (Citrus
                        Glenn Apts. Phase II) 99%
08                      Altamont Hotel Associates LP 99%
08                      Bradley Manor Senior Apartments LP 99%
08                      Double X Associates 1995 LP (Terrace Manor) 99%

08                      Hamilton Place Apartments LP (Larkin Place) 99%
08                      Hamilton Place Senior Living LP 99%
08                      Hearthstone Group 3 LP (Evergreen Court) 99%
08                      KDF Malabar LP 99%
08                      LINC-Bristol Associates I, LP (City Gardens) 99%
08                      MAS-WT, LP (Washington Terrace) 99%
08                      Northwood Manor Associates LP 99%
08                      Silver Lake Properties LP 99%
08                      University Park Properties LP 99%
08                      Upland Senior Housing LP (Coy D. Estes) 99%
08                      Vista Properties LLC (Vista View) 99%
08                      Vista Verde Townhomes II LLC 99%
06               ECH Investor Partners VI-B LP 15.39%GP
07                  Edison Capital Housing Partners VI LP 37.18%GP
08                      Admiralty Heights Associates II 1995 LP (Kent
                        Manor) 99%
08                      Affordable/Citrus Glenn Phase II, Ltd. (Citrus
                        Glenn Apts. Phase II) 99%
08                      Altamont Hotel Associates LP 99%
08                      Bradley Manor Senior Apartments LP 99%
08                      Double X Associates 1995 LP (Terrace Manor) 99%
08                      Hamilton Place Apartments LP (Larkin Place) 99%
08                      Hamilton Place Senior Living LP 99%
08                      Hearthstone Group 3 LP (Evergreen Court) 99%
08                      KDF Malabar LP 99%
08                      LINC-Bristol Associates I, LP (City Gardens) 99%
08                      MAS-WT, LP (Washington Terrace) 99%
08                      Northwood Manor Associates LP 99%
08                      Silver Lake Properties LP 99%
08                      University Park Properties LP 99%
08                      Upland Senior Housing LP (Coy D. Estes) 99%
08                      Vista Properties LLC (Vista View) 99%
08                      Vista Verde Townhomes II LLC 99%
05            EDISON CAPITAL HOUSING DELAWARE, INC.
06               B.A.I. Edison Ravenwood LP (Ravenwood) 90%GP
07                  Cincinatti Ravenwood Apartments LP 0.95%GP
05            Edison Capital Housing Partners V LP 16.38%GP
06               AMCAL Santa Barbara Fund XXXVI LP (Positano) 99%
06               Bodega Hills Investors LP 99%
06               Mercy Housing California IV LP (Vista Grande) 99%
06               Park Place Terrace LP 99%
06               River Walk Apartments Homes LP 99%
06               San Diego Golden Villa Partners LP (Golden Villa) 99%
06               Santa Alicia Gardens Townhomes LP (The Gardens) 99%
06               St. Hedwig's Gardens LP 99%
06               Sunshine Terrace LP 99%
06               Union Meadows Associates LLC 99%
05            EDISON CAPITAL HOUSING FLORIDA
05            EDISON CAPITAL HOUSING MANAGEMENT
06               JOHN STEWART COMPANY
                 Address:  1388 Sutter Street, 11th Floor, San
                 Francisco, CA 94109
07                  2814 Fifth Street Associates LP (Land Park
                    Woods) 0.5%GP
07                  381 Turk Street LP 1%GP
07                  Community Investment LP (Oak Village Apartments)
                    1%GP
07                  Crescent Manor Associates LP 2.85%GP
07                  Del Norte Place LP 18%GP
07                  Jackie Robinson Apartments LP 1.67%GP
07                  Larkspur Isle LP 0.5%GP
07                  Las Casitas LP 0.5%GP
07                  Mason Street Enterprises LP 1%GP
07                  Mountain View Apartments LP 0.26%GP
07                  Piper Court G.P. 50%GP
07                  Shiloh Arms LP 1%GP/9.8%LP
07                  St. John's LP 1%GP/19.6%LP

07                  The IBEX Group 10%GP
07                  Village East Apartments LP 3%GP
07                  Woodhaven Senior Residences LP 1%GP
05            EDISON CAPITAL HOUSING NEW JERSEY
              [owns 6.16% of Edison Housing Consolidation Co.; see
              listing under MHICAL 95 Company.]
05            EDISON CAPITAL HOUSING NEW YORK
06               WPA/Edison LLC (Pier A) 99%
05            EDISON CAPITAL HOUSING PENNSYLVANIA
              [owns 5.26% of Edison Housing Consolidation Co.; see
              listing under MHICAL 95 Company.]
05            EDISON HOUSING NORTH CAROLINA
06               Edison Capital Contributions VI Partners 4.03%
07                  ECH Investor Partners VI-A LP 15.39%GP
08                      Edison Capital Housing Partners VI LP 61.82%GP
09                         Admiralty Heights Associates II 1995 LP (Kent
                           Manor) 99%
09                         Affordable/Citrus Glenn Phase II, Ltd. (Citrus
                           Glenn Apts. Phase II) 99%
09                         Altamont Hotel Associates LP 99%
09                         Bradley Manor Senior Apartments LP 99%
09                         Double X Associates 1995 LP (Terrace Manor) 99%
09                         Hamilton Place Apartments LP (Larkin Place) 99%
09                         Hamilton Place Senior Living LP 99%
09                         Hearthstone Group 3 LP (Evergreen Court) 99%
09                         KDF Malabar LP 99%
09                         LINC-Bristol Associates I, LP (City Gardens) 99%
09                         MAS-WT, LP (Washington Terrace) 99%
09                         Northwood Manor Associates LP 99%
09                         Silver Lake Properties LP 99%
09                         University Park Properties LP 99%
09                         Upland Senior Housing LP (Coy D. Estes) 99%
09                         Vista Properties LLC (Vista View) 99%
09                         Vista Verde Townhomes II LLC 99%
07                  ECH Investor Partners VI-B LP 15.39%GP
08                      Edison Capital Housing Partners VI LP 37.18%GP
09                         Admiralty Heights Associates II 1995 LP (Kent
                           Manor) 99%
09                         Affordable/Citrus Glenn Phase II, Ltd. (Citrus
                           Glenn Apts. Phase II) 99%
09                         Altamont Hotel Associates LP 99%
09                         Bradley Manor Senior Apartments LP 99%
09                         Double X Associates 1995 LP (Terrace Manor) 99%
09                         Hamilton Place Apartments LP (Larkin Place) 99%
09                         Hamilton Place Senior Living LP 99%
09                         Hearthstone Group 3 LP (Evergreen Court) 99%
09                         KDF Malabar LP 99%
09                         LINC-Bristol Associates I, LP (City Gardens) 99%
09                         MAS-WT, LP (Washington Terrace) 99%
09                         Northwood Manor Associates LP 99%
09                         Silver Lake Properties LP 99%
09                         University Park Properties LP 99%
09                         Upland Senior Housing LP (Coy D. Estes) 99%
09                         Vista Properties LLC (Vista View) 99%
09                         Vista Verde Townhomes II LLC 99%
05            EDISON HOUSING OREGON, INC.
05            EDISON HOUSING SOUTH CAROLINA
06               Edison Capital Contributions VI Partners 4.20%
07                  ECH Investor Partners VI-A LP 15.39%GP
08                      Edison Capital Housing Partners VI LP 61.82%GP
09                         Admiralty Heights Associates II 1995 LP (Kent
                           Manor) 99%
09                         Affordable/Citrus Glenn Phase II, Ltd. (Citrus
                           Glenn Apts. Phase II) 99%
09                         Altamont Hotel Associates LP 99%
09                         Bradley Manor Senior Apartments LP 99%
09                         Double X Associates 1995 LP (Terrace Manor) 99%

09                         Hamilton Place Apartments LP (Larkin Place) 99%
09                         Hamilton Place Senior Living LP 99%
09                         Hearthstone Group 3 LP (Evergreen Court) 99%
09                         KDF Malabar LP 99%
09                         LINC-Bristol Associates I, LP (City Gardens) 99%
09                         MAS-WT, LP (Washington Terrace) 99%
09                         Northwood Manor Associates LP 99%
09                         Silver Lake Properties LP 99%
09                         University Park Properties LP 99%
09                         Upland Senior Housing LP (Coy D. Estes) 99%
09                         Vista Properties LLC (Vista View) 99%
09                         Vista Verde Townhomes II LLC 99%
07                  ECH Investor Partners VI-B LP 15.39%GP
08                      Edison Capital Housing Partners VI LP 37.18%GP
09                         Admiralty Heights Associates II 1995 LP (Kent
                           Manor) 99%
09                         Affordable/Citrus Glenn Phase II, Ltd. (Citrus
                           Glenn Apts. Phase II) 99%
09                         Altamont Hotel Associates LP 99%
09                         Bradley Manor Senior Apartments LP 99%
09                         Double X Associates 1995 LP (Terrace Manor) 99%
09                         Hamilton Place Apartments LP (Larkin Place) 99%
09                         Hamilton Place Senior Living LP 99%
09                         Hearthstone Group 3 LP (Evergreen Court) 99%
09                         KDF Malabar LP 99%
09                         LINC-Bristol Associates I, LP (City Gardens) 99%
09                         MAS-WT, LP (Washington Terrace) 99%
09                         Northwood Manor Associates LP 99%
09                         Silver Lake Properties LP 99%
09                         University Park Properties LP 99%
09                         Upland Senior Housing LP (Coy D. Estes) 99%
09                         Vista Properties LLC (Vista View) 99%
09                         Vista Verde Townhomes II LLC 99%
05            EHI DEVELOPMENT COMPANY
05            EHI DEVELOPMENT FUND
05            Emmanuel Grant Company LLC (Capitol Heights) 99.9%
05            Florence Apartments LLC 99%
05            Grandy Lake 1996 LP (Grandy Lake Residences) 99%
05            Harry Clark Jr. Residential Center LLC 99%
05            Hercules Senior Housing Associates 99.9%
05            Highland Village Partners LP 99.9%
05            Hilltop Farms LP 99.9%
05            Hotel Elkhart L.L.C. (The Cornerstone) 99%
05            Josephinum Associates LP, The (Washington ptnrshp) 99%
05            Karen Partners LP 99.9%
05            KDF Park Glenn LP (Park Glenn) 99%
05            KDF Park Glenn Seniors LP (Park Glenn II) 99.9%
05            KDF Santa Paula LP (Santa Paula) 99%
05            Kennedy Lofts Associates LP (Massachusetts ptnrshp) 99%
05            King Road Associates LP 99.9%
05            LL Housing LP (Maryland partnership) (Laurel Lakes) 99%
05            LL Housing L.L.C. 24.5%
05            Madison/Mollison LP (Park Mollison) 99%
05            Marlton Residences Associates LP 99%
05            MH I LP 1%GP
06               California Park Apartments LP 99%
05            MH II LP 1%GP
06               5363 Dent Avenue Associates LP 99%
05            MH III LP 1%GP
06               DeRose Housing Associates LP 99%
05            MH IV LP 1%GP
06               MPT Apartments LP (MacArthur Park) 99%
05            MH V LP 1%GP
06               Centennial Place LP 99%
05            MHICAL 94 COMPANY
              [owns 19.32% of Edison Housing Consolidation Co.; see listing under MHICAL 95 Company.]

05            MHICAL 94 LP (Delaware partnership) 1%GP
06               Mayacamas Village Associates LP 99%
06               Rincon De Los Esteros Associates LP 99%
06               West Capital Courtyard LP 99%
06               Winfield Hill Associates LP 99%
05            MHICAL 95 LP (Delaware partnership) 1%GP
06               Abby Associates LP (Windmere) 99%
06               Antelope Associates LP 99%
06               Baker Park Associates LP 99%
06               Bracher Associates LP 99%
06               Colina Vista LP 99%
06               Florin Woods Associates LP 99%
06               Mercy Housing California VI LP (205 Jones) 99%
06               Pinmore Associates LP 99%
06               Sunset Creek Partners LP 99%
05            MHICAL 96 LP (Delaware partnership) 1%GP
06               Greenway Village Associates LP 99%
06               Kennedy Court Partners LP 99%
06               Klamath Associates LP 99%
06               Sky Parkway Housing Associates LP 99%
06               Westgate Townhomes Associates LP 99%
05            MHICAL 95 COMPANY
06               ECH/HFC GP Partnership No. 2 43.3%
07                  Edison Capital Housing Partners VIII LP 18.54%GP
08                      Catalonia Associates LP 99%
08                      Ohlone Housing Associates LP 99%
06               EDISON HOUSING CONSOLIDATION CO. (formerly Edison
                 Housing Georgia) 29.90%
07                  EDISON FUNDING OMICRON INCORPORATED (Delaware corporation)
                    (formerly Edison Funding Omicron GP) 44.40% [also owned
                    0.08% by Edison Funding Company, 35.52% by Edison Capital
                    Housing Investments and 20.00% by The Connell Company, an
                    outside entity]
08                      16th & Church Street Associates LP 99%
08                      1856 Wells Court Partners, LP (Wells Court) 99%
08                      AE Associates LP (Avenida Espana) 99%
08                      Agape Housing LP 99%
08                      Anglo Edison LLC No. 1 (Las Brisas) 99%
08                      Anglo Edison Ravenwood L.L.C. 99%
08                      Brantwood II Associates LP 99%
08                      Brooks School Associates LP 99%
08                      Bryn Mawr - Belle Shore LP (The) 99%
08                      Bush Hotel LP 99%
08                      Centertown Associates LP (Ravenwood) 99%
08                      Centro Partners LP (El Centro) 99%
08                      Cochrane Village Apartments LP 99%
08                      Coyote Springs Apartments Associates LP 99%
08                      Cypress Cove Associates 99%
08                      Del Carlo Court Associates LP 99%
08                      Delta Plaza Apartments LP 99%
08                      EAH Larkspur Creekside Associates LP 99%
08                      East Cotati Avenue Partners LP 99%
08                      EDISON FUNDING OLIVE COURT 100%
09                         Olive Court Housing Associates LP 0.6%
08                      Edmundson Associates LP (Willows) 99%
08                      El Barrio Academy Urban Renewal Associates, LP
                              (Academy Street) 99%
08                      Elizabeth West & East LP 99%
08                      Farm (The) Associates LP 99%
08                      Fremont Building LP (Crescent Arms) 99%
08                      Gilroy Redwood Associates LP (Redwoods) 99%
08                      Ginzton Associates LP 99%
08                      Grossman Apartments Investors LP 99%
08                      Heartland-Wisconsin Rapids Timber Trails LLC
                               (Timber Trails) 99%
08                      Heather Glen Associates LP 99%
08                      HMB-Atlanta I LP (Spring Branch) 99%

08                      Holy Family Associates LP 99%
08                      Lackawana Housing Associates LLC (Goodwill
                        Neighborhood Residences) 99%
08                      Maplewood School Apartments LP 99%
08                      Mar Associates LP (Frank Mar) 99%
08                      McFarland Press Associates LP 99%
08                      Mercantile Housing LLC (Mercantile Square) 99%
08                      Merrill Road Associates LP 99%
08                      MH I LP 99%
09                         California Park Apartments LP 99%
08                      MHICAL 94 LP (Delaware partnership) 99%LP
09                         Mayacamas Village Associates LP 99%
09                         Rincon De Los Esteros Associates LP 99%
09                         West Capital Courtyard LP 99%
09                         Winfield Hill Associates LP 99%
08                      MHICAL 95 LP (Delaware partnership) 99%LP
09                         Abby Associates LP (Windmere) 99%
09                         Antelope Associates LP 99%
09                         Baker Park Associates LP 99%
09                         Bracher Associates LP 99%
09                         Colina Vista LP 99%
09                         Florin Woods Associates LP 99%
09                         Mercy Housing California VI LP (205 Jones) 99%
09                         Pinmore Associates LP 99%
09                         Sunset Creek Partners LP 99%
08                      MHICAL 96 LP (Delaware partnership) 99%LP
09                         Greenway Village Associates LP 99%
09                         Kennedy Court Partners LP 99%
09                         Klamath Associates LP 99%
09                         Sky Parkway Housing Associates LP 99%
09                         Westgate Townhomes Associates LP 99%
08                      Mid-Peninsula Century Village Associates LP
                              (Century Village) 99%
08                      Mission Capp LP 99%
08                      Mission Housing Partnership 1996 LP (Delaware
                               partnership) 99%LP
09                         La Terraza Associates LP (Carlsbad Villas at
                           Camino Real) 99%
08                      Neary Lagoon Partners LP 99%
08                      North Park Village LLC 99%
08                      Oceanside Gardens LP 99%
08                      Omaha Amber Ridge LP (Amber Ridge) 99%
08                      Open Door Associates LP (West Valley) 99%
08                      Palmer House LP 99%
08                      Pellettieri Homes Urban Renewal Associates, LP 99%
08                      Richmond City Center Associates LP 99%
08                      Riverside/Liebrandt Partners LP (La Playa) 99%
08                      Roebling Village Inn Urban Renewal LP 99%
08                      Rosebloom Associates LP (Oakshade) 99%
08                      San Pablo Senior Housing Associates LP 99%
08                      San Pedro Gardens Associates LP 99%
08                      Santa Paulan Senior Apartments Associates LP
                                (The Paulan) 99%
08                      South Beach Housing Associates LP (Steamboat)
                        99%
08                      South Winery Associates LP (The Winery
                        Apartments) 99%
08                      Stoney Creek Associates LP 99%
08                      Studebaker Building LP 99%
08                      Sultana Acres Associates LP 99%
08                      Thomson Rental Housing, LP (Washington Place) 99%
08                      Tuscany Associates LP (Tuscany Villa) 99%
08                      Villa Maria Housing LP 99%
08                      Washington Creek Associates LP 99%
08                      Westport Village Homes Associates LP 99%
08                      Wheeler Manor Associates LP 99%
08                      YWCA Villa Nueva Partners LP 99%

05            MHICAL 96 COMPANY
              [owns 8.96% of Edison Housing Consolidation Co.; see
              listing under MHICAL 95 Company.]
06               ECH/HFC GP Partnership No. 1 50.4%
07                  Edison Capital Housing Partners VII LP 19.4%GP
08                      C-Court LP (Cawelti Court) 99%
08                      Cottonwood Affordable Housing LP 99%
08                      Fifth & Wilshire Apartments LP 99%
08                      Flagstaff Affordable Housing II, LP (Forest
                        View Apts.) 99%
08                      Huff Avenue Associates LP 99%
08                      Mountain View Townhomes Associates LP 99%
08                      Oak Forest Associates LP 99%
08                      Paradise Road Partners LP (Gateway Village) 99%
08                      Woodland Arms Apartments, Ltd. 99%
06               Edison Capital Affordable Housing 99A G.P. 36.47%
07                  Edison Capital Housing Partners IX LP 13.5533%GP
08                      1010 SVN Associates LP 99%
08                      2814 Fifth Street Associates LP (Land Park
                        Woods) 99%
08                      Alma Place Associates LP 99%
08                      Knolls Community Associates LP 99%
08                      Monterra Village Associates LP 99%
08                      Pacific Terrace Associates LP 99%
08                      PVA LP (Park Victoria) 99%
08                      Sherman Glen, L.L.C. 99%
08                      Strobridge Housing Associates LP 99%
08                      Trolley Terrace Townhomes LP 99%
08                      Walnut Avenue Partnership LP 99%
05            MHICAL 97 COMPANY
06               ECH/HFC GP Partnership No. 1 14.7%
07                  Edison Capital Housing Partners VII LP 19.4%GP
08                      C-Court LP (Cawelti Court) 99%
08                      Cottonwood Affordable Housing LP 99%
08                      Fifth & Wilshire Apartments LP 99%
08                      Flagstaff Affordable Housing II, LP (Forest
                        View Apts.) 99%
08                      Huff Avenue Associates LP 99%
08                      Mountain View Townhomes Associates LP 99%
08                      Oak Forest Associates LP 99%
08                      Paradise Road Partners LP (Gateway Village) 99%
08                      Woodland Arms Apartments, Ltd. 99%
06               Edison Capital Affordable Housing 99A G.P. 33.05%
07                  Edison Capital Housing Partners IX LP 13.5533%GP
08                      1010 SVN Associates LP 99%
08                      2814 Fifth Street Associates LP (Land Park
                        Woods) 99%
08                      Alma Place Associates LP 99%
08                      Knolls Community Associates LP 99%
08                      Monterra Village Associates LP 99%
08                      Pacific Terrace Associates LP 99%
08                      PVA LP (Park Victoria) 99%
08                      Sherman Glen, L.L.C. 99%
08                      Strobridge Housing Associates LP 99%
08                      Trolley Terrace Townhomes LP 99%
08                      Walnut Avenue Partnership LP 99%
06               MHICAL 97 LP 99%LP
07                  Garnet Housing Associates LP 99%
05            MHICAL 97 LP 1%GP
06               Garnet Housing Associates LP 99%
05            MHIFED 94 COMPANY
05            MHIFED 94 LP (Delaware partnership) 1%GP; 99%LP to
              Bell Atlantic
06               Berry Avenue Associates LP 99%
06               Carlton Way Apartments LP 99%
06               CDR Senior Housing Associates (Casa del Rio) 99%
06               Corona Ely/Ranch Associates LP 99%

06               Fairview Village Associates LP 99%
06               Fell Street Housing Associates LP 99%
06               Hope West Apartments LP 99%
06               Morrone Gardens Associates LP 99%
06               Pajaro Court Associates LP 99%
06               Tierra Linda Associates LP 99%
06               Tlaquepaque Housing Associates LP 99%
05            MHIFED 95 COMPANY
05            MHIFED 95 LP (Delaware partnership) 1%GP; 99%LP to
              Bell Atlantic
06               1101 Howard Street Associates LP 99%
06               Avalon Courtyard LP (Carson Senior Housing) 99%
06               Hollywood El Centro LP 99%
06               La Brea/Franklin LP 99%
06               Larkin Pine LP 99%
06               Mercy Housing California III LP (3rd & Reed) 99%
06               Pinole Grove Associates LP 99%
06               Second Street Center LP (Santa Monica) 99%
06               Solinas Village Partners LP 99%
06               Three Oaks Housing LP 99%
05            MHIFED 96 COMPANY
05            MHIFED 96 LP (Delaware partnership) 5%GP; 95%LP to
              Cargill
06               Lavell Village Associates LP 99%
06               North Town Housing Partners LP (Villa del Norte
                 Village) 99%
06               Poco Way Associates LP 99%
06               Seasons Affordable Senior Housing LP 99%
05            MHIFED 96A COMPANY
05            MHIFED 96A LP (Delaware partnership) 1%GP; 99%LP to
              Bell Atlantic
06               Good Samaritan Associates LP 99%
06               Metro Senior Associates LP 99%
06               Oxnard Housing Associates LP 99%
06               Reseda Village LP 99%
06               Round Walk Village Apartments LP 99%
06               Santa Alicia Family Housing Associates 99%
06               Vine Street Court LP 99%
06               Vine Street Court LP II 99%
05            MHIFED 97 COMPANY
06               MHIFED 97 LP 99%LP
05            MHIFED 97 LP 1%GP
05            Mid-Peninsula Sharmon Palms Associates LP (Sharmon
              Palms) 99%
05            MISSION HOUSING ALPHA
06               Lee Park Investors LP (Pennsylvania partnership) 99%
05            MISSION HOUSING BETA
              [owns 2.58% of Edison Housing Consolidation Co.; see
              listing under MHICAL 95 Company.]
05            MISSION HOUSING DELTA
              [owns 1.07% of Edison Housing Consolidation Co.; see
              listing under MHICAL 95 Company.]
06               MH II LP 99%
07                  5363 Dent Avenue Associates LP 99%
06               MH III LP 99%
07                  DeRose Housing Associates LP 99%
06               MH IV LP 99%
07                  MPT Apartments LP (MacArthur Park) 99%
06               MH V LP 99%
07                  Centennial Place LP 99%
05            MISSION HOUSING DENVER
              [owns 5.67% of Edison Housing Consolidation Co.; see listing under MHICAL 95 Company.]
05            MISSION HOUSING EPSILON
              [owns 0.54% of Edison Housing Consolidation Co.; see listing under MHICAL 95 Company.]

06               Edison Capital Affordable Housing 99A G.P. 2.78%
07                  Edison Capital Housing Partners IX LP 13.5533%GP
08                      1010 SVN Associates LP 99%
08                      2814 Fifth Street Associates LP (Land Park
                        Woods) 99%
08                      Alma Place Associates LP 99%
08                      Knolls Community Associates LP 99%
08                      Monterra Village Associates LP 99%
08                      Pacific Terrace Associates LP 99%
08                      PVA LP (Park Victoria) 99%
08                      Sherman Glen, L.L.C. 99%
08                      Strobridge Housing Associates LP 99%
08                      Trolley Terrace Townhomes LP 99%
08                      Walnut Avenue Partnership LP 99%
05            MISSION HOUSING GAMMA
              [owns 1.73% of Edison Housing Consolidation Co.; see
              listing under MHICAL 95 Company.]
05            MISSION HOUSING HOLDINGS
              [owns 13.10% of Edison Housing Consolidation Co.; see
              listing under MHICAL 95 Company.]
05            Mission Housing Partnership 1996 LP (Delaware
              partnership) 1%GP
06               La Terraza Associates LP (Carlsbad Villas at Camino
                 Real) 99%
05            MISSION HOUSING THETA
06               MISSION FUNDING THETA
                 [owns 0.01% of Edison Housing Consolidation Co.; see
                 listing under MHICAL 95 Company.]
07                  Cedarshores Limited Dividend Housing Association
                    LP 0.01%
07                  Eastwood Homes LP 0.01%
07                  Edison Capital Affordable Housing 99A G.P. 0.01%
08                      Edison Capital Housing Partners IX LP 13.5533%GP
09                         1010 SVN Associates LP 99%
09                         2814 Fifth Street Associates LP (Land Park
                           Woods) 99%
09                         Alma Place Associates LP 99%
09                         Knolls Community Associates LP 99%
09                         Monterra Village Associates LP 99%
09                         Pacific Terrace Associates LP 99%
09                         PVA LP (Park Victoria) 99%
09                         Sherman Glen, L.L.C. 99%
09                         Strobridge Housing Associates LP 99%
09                         Trolley Terrace Townhomes LP 99%
09                         Walnut Avenue Partnership LP 99%
07                  Edison Capital Affordable Housing 99B G.P. 0.01%
08                      Edison Capital Housing Partners X LP 19.3952%GP
09                         Beacon Manor Associates LP 99%
09                         Boulder Creek Apartments LP 99%
09                         Burlington Senior Housing LLC 99%
09                         CCS/Renton Housing LP (Renton) 99%
09                         Coolidge Station Apartments L.L.C. 99%
09                         Lark Ellen LP 99%
09                         Mercy Housing California IX LP (Sycamore) 99%
09                         Morgan Hill Ranch Housing LP 99%
09                         Pacifica Community Associates LP (Villa
                           Pacifica) 99%
09                         Persimmon Associates LP 99%
09                         Providence-Brown Street Housing LP (Brown
                           Street) 99%
09                         San Juan Commons 1996 LP 99%
09                         Timber Sound, Ltd. 99%
09                         Timber Sound II, Ltd. 99%
09                         Trinity Park Apartments LP 99%
09                         Venbury Trail LP 99%
07                  Oakdale Terrace Leased Housing Associates LP 0.01%
07                  Westfield Condominium Investment LP 0.01%

07                  Woodleaf Village LP 0.01%
06               Mission Housing Investors Partnership 5%GP; 95%LP
                 to GECC
07                  1028 Howard Street Associates LP 99%
07                  Forest Winds Associates LP 99%
07                  Glen Eden Associates LP (A Street) 99%
07                  Gray's Meadows Investors LP 99%
07                  Prince Bozzuto LP (Fairground Commons) (Maryland
                    partnership) 99%
07                  Rancho Park Associates LP 99%
07                  Rustic Gardens Associates LP 99%
07                  Sea Ranch Apartments LP 99%
07                  Springdale Kresson Associates LP (Jewish Federation)
                          (New Jersey partnership) 99%
05            MISSION HOUSING ZETA
              [owns 5.35% of Edison Housing Consolidation Co.; see
              listing under MHICAL 95 Company.]
05            MISSION SA COMPANY
05            National Boston Lofts Associates LLLP (Boston Lofts) 99%
05            Oakdale Terrace Leased Housing Associates LP 98.99%
05            OL Hope LP (Olympic Hope) 99.9%
05            Olive Court Apartments LP 98.9%
05            Ontario Senior Housing LP (Ontario Plaza) 99%
05            Park Place 1998, LLC 99.9%
05            Park Williams Partners LP 99.9%
05            Parkview Apartments Associates LP (Parkview/Sunburst)
              99.9%
05            Pecan Court Associates LP 99%
05            Pilot Grove LP (Massachusetts partnership) 99%
05            Pinewood on Wisconsin Apartments 99%
05            Post Office Plaza LP (Ohio partnership) 99%
05            Preservation Properties I 99.9%
05            Preservation Properties II 99.9%
05            Preservation Properties III 99.9%
05            Preservation Properties IV 99.9%
05            Preservation Properties V 99.9%
05            Project Home I LLC 99.99%
05            Red Lake LP #1 99%
05            San Martin de Porres LP 99.9%
05            Saratoga Vacaville LP (Saratoga Senior) 99.9%
05            Schoolhouse Court Housing Associates LP 99%
05            Serena Sunbow LP (Villa Serena) 99.9%
05            Southern Hotel LP 99.9%
05            Springdale Preservation LP (Springdale West) 99.9%
05            Tabor Grand LP (Colorado partnership) 99%
05            Terra Cotta Housing Associates LP 99.9%
05            Vista Sonoma Senior Living LP 99.9%
05            WGA INVESTORS COMPANY [dead project]
05            West Valley Hart LP (Hart & Alabama) 99.9%
05            Westfair LLC (Cedar Ridge)
05            Westfield Condominium Investment LP 98.99%
05            White Mountain Apache LP 99%
05            Wingate LLC (Regency Park) 99.9%
04        EDISON INTEGRATED ENERGY SERVICES
04        MISSION FIRST ASSET INVESTMENT
04        MISSION FUNDING BETA
04        MISSION FUNDING EPSILON
05            EDISON CAPITAL (BERMUDA) INVESTMENTS, LTD. (Bermuda
              corporation)
              Address:  Clarendon House, 2 Church Street, Hamilton
              HM CX, Bermuda
06               Edison Capital LAI (Bermuda) Ltd. (Bermuda corporation)
                 Address: Clarendon House, 2 Church Street, P.O. Box HM666, Hamilton HM CX, Bermuda
07                  Trinidad and Tobago Methanol Company Limited
                    (equity) 1.0%

06               Edison Capital Latin American Investments (Bermuda)
                        Ltd. (Bermuda corporation) 33.3%
                 Address:  Clarendon House, 2 Church Street, P.O. Box
                 HM666, Hamilton HM CX, Bermuda
07                  AIG Asian Infrastructure Fund II LP 5.8%
07                  AIG-GE Capital Latin American Infrastructure
                    Fund LP 8%
07                  AIG Emerging Europe Infrastructure Fund LP 18.05%
07                  AIG Emerging Europe Infrastructure Management LP
                    23.6%GP
05            EDISON CAPITAL INTERNATIONAL (BERMUDA) LTD.
              Address:  Clarendon House, 2 Church Street, P.O. Box
              HM666, Hamilton HM CX, Bermuda
06               Edison Capital Latin American Investments (Bermuda)
                 Ltd. (Bermuda corporation) 33.3%
07                  AIG Asian Infrastructure Fund II LP 5.8%
07                  AIG-GE Capital Latin American Infrastructure Fund
                    LP 8%
07                  AIG Emerging Europe Infrastructure Fund LP 18.05%
07                  AIG Emerging Europe Infrastructure Management LP
                    23.6%GP
06               Electricidad de La Paz S.A. (Electropaz) (equity) 10%
06               Lyonnaise Latin America Water Corporation Ltd. (equity)
                 25.8%
06               Olmeca Cable Investments Ltd. (Mandeville Mexico, S.A.)
                 21.7%
05            Edison Capital Latin American Investments Holding Company
              (Delaware corporation)
06               Edison Capital Latin American Investments (Bermuda) Ltd.
                 (Bermuda corporation) 33.3%
07                  AIG Asian Infrastructure Fund II LP 5.8%
07                  AIG-GE Capital Latin American Infrastructure Fund
                    LP 8%
07                  AIG Emerging Europe Infrastructure Fund LP 18.05%
07                  AIG Emerging Europe Infrastructure Management LP
                    23.6%GP
05            EDISON CAPITAL (NETHERLANDS) HOLDINGS B.V.
              Address:  Aert van Nesstraat 45, 3012 CA Rotterdm, The
              Netherlands
06               EDISON CAPITAL (NETHERLANDS) INVESTMENTS B.V.
                 Address:  Aert van Nesstraat 45, 3012 CA Rotterdm, The
                 Netherlands
07                  HpC King's College Hospital (Holdings) Limited 20%
07                  Summit Holdings (Law) Limited (Law Hospital) 20%
05            GEM Energy Company (New York partnership) 50%GP
05            MISSION FUNDING ALPHA
06               MISSION FUNDING MU
07                  EPZ Mission Funding Mu Trust (equity interest in
                    foreign utility company) [see 4.01]
05            MISSION FUNDING DELTA
06               MISSION FUNDING NU
07                  EPZ Mission Funding Nu Trust (equity interest in
                    foreign utility company) [see 4.02]
05            MISSION INVESTMENTS, INC. (U.S. Virgin Islands corp.)
              Address:  ABN Trustcompany, Guardian Building, Havensight,
              2nd Floor, St. Thomas, U.S. Virgin Islands
05            MISSION (BERMUDA) INVESTMENTS, LTD. (Bermuda corporation)
              Address:  Clarendon House, 2 Church Street,
              Hamilton HM CX, Bermuda
04        MISSION FUNDING GAMMA
04        MISSION FUNDING KAPPA
05            ABB Funding Partners, LP 14.27%
04        MISSION FUNDING ZETA
05            Huntington LP (New York partnership) 50%
05            Lakota Ridge LLC 75%
05            Shaokatan Hills LLC 75%

05            Woodstock Hills LLC 75%
04        MISSION IOWA WIND COMPANY
05            Storm Lake Power Partners I LLC (99%)
03     EDISON MORTGAGE COMPANY
03     MISSION BARTLETT HILL COMPANY
03     MISSION INTERNATIONAL CAPITAL, INC.
03     RENEWABLE ENERGY CAPITAL COMPANY

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

03     ASSOCIATED SOUTHERN INVESTMENT COMPANY
03     CALABASAS PALATINO, INC. (Inactive)
03     Carol Stream Developers G.P. (Illinois partnership) 60%GP
03     Centrelake Partners, LP (limited partnership) 98%GP
03     IRWINDALE LAND COMPANY (Inactive)
03     MISSION AIRPORT PARK DEVELOPMENT CO.
04        Carol Stream Developers G.P. (Illinois partnership) 40%GP
04        Centrelake Partners, LP (limited partnership) 2%LP
04        Mission Vacaville LP (limited partnership) 1%GP
03     MISSION INDUSTRIAL CONSTRUCTORS, INC. (Inactive)
03     Mission-Oceangate 75%GP
03     MISSION/ONTARIO, INC. (Inactive)
03     MISSION SOUTH BAY COMPANY (Inactive)
04        Mission-Oceangate 25%GP
03     MISSION TEXAS PROPERTY HOLDINGS, INC. (Inactive)
03     Mission Vacaville LP (limited partnership) 99%LP

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

03     ASSOCIATED SOUTHERN ENGINEERING COMPANY (Inactive)

02 EDISON MISSION ENERGY is a California corporation having its principal place of business at 18101 Von Karman Avenue, Suite 1700, Irvine, California 92612-1046. Edison Mission Energy owns the stock of a group of corporations which, primarily through partnerships with non-affiliated entities, are engaged in the business of developing, owning, leasing and/or operating cogeneration, geothermal and other energy or energy-related projects pursuant to the Public Utility Regulatory Policies Act of 1978. Edison Mission Energy, through wholly owned subsidiaries, also has ownership interests in a number of independent power projects in operation or under development that either have been reviewed by the Commission's staff for compliance with the Act or are or will be exempt wholesale generators or foreign utility companies under the Energy Policy Act of 1992. In addition, some Edison Mission Energy subsidiaries have made fuel-related investments and a limited number of non-energy related investments. The subsidiaries and partnerships of Edison Mission Energy are listed below. Unless otherwise indicated, all entities are corporations, are organized under the laws of the State of California and have the same principal place of business as Edison Mission Energy.

EDISON MISSION ENERGY DOMESTIC COMPANIES:
03     AGUILA ENERGY COMPANY (LP)
04 American Bituminous Power Partners, LP (Delaware limited partnership) 49.5%; 50% with Pleasant Valley
05            American Kiln Partners, LP (Delaware limited partnership)
              49.5% of 53%
03     ANACAPA ENERGY COMPANY (GP)
04        Salinas River Cogeneration Company 50%
03     ARROWHEAD ENERGY COMPANY (Inactive)
03     BALBOA ENERGY COMPANY (GP)
04        Smithtown Cogeneration, LP (Delaware partnership) 50%; 100%
          w/Kingspark
03     BERGEN POINT ENERGY COMPANY (GP)
04        TEVCO/Mission Bayonne Partnership (Delaware G.P.) 50%
05            Cogen Technologies NJ Ventures (Delaware G.P.) 0.75%
04        Cogen Technologies NJ Ventures (Delaware G.P.) 0.375%
03     BLUE RIDGE ENERGY COMPANY (GP)
04 Bretton Woods Cogeneration, LP (Delaware limited partnership) 50%; 100% w/Bretton Woods
03     BRETTON WOODS ENERGY COMPANY (GP & LP)
04        Bretton Woods Cogeneration, LP (Delaware LP) 50%; 100%
          w/Blue Ridge
03     CAMINO ENERGY COMPANY (GP)
04        Watson Cogeneration Company (general partnership) 49%
03     CAPISTRANO COGENERATION COMPANY (GP)
04        James River Cogeneration Company (North Carolina
          partnership) 50%
03     CENTERPORT ENERGY COMPANY (GP & LP)
04        Riverhead Cogeneration I, LP (Delaware partnership) 50%;
          100% w/ Ridgecrest
03     CHESAPEAKE BAY ENERGY COMPANY (GP)
04        Delaware Clean Energy Project (Delaware general
          partnership) 50%
03     CHESTER ENERGY COMPANY (no partners; option Chesapeake,VA)
03     CLAYVILLE ENERGY COMPANY
04        Oconee Energy, LP (Delaware LP) 50%; 100% w/Coronado
03     COLONIAL ENERGY COMPANY (Inactive)
03     CORONADO ENERGY COMPANY
04        Oconee Energy, LP (Delaware LP) 50%; 100% w/Clayville
03     DEL MAR ENERGY COMPANY (GP)
04        Mid-Set Cogeneration Company 50%
03     DELAWARE ENERGY CONSERVERS, INC. (Delaware corporation)
       (Inactive)

03     DESERT SUNRISE ENERGY COMPANY (Nevada corporation) (Inactive)
03     DEVEREAUX ENERGY COMPANY (LP)
04        Auburndale Power Partners, LP (Delaware LP) 49%LP; 50%
          w/ El Dorado [see 4.03]
03     EASTERN SIERRA ENERGY COMPANY (GP & LP)
04        Saguaro Power Company, LP 50%
03     EAST MAINE ENERGY COMPANY (Inactive) [dissolving]
03     EDISON ALABAMA GENERATING COMPANY
03     EDISON MISSION ENERGY FUEL
04        EDISON MISSION ENERGY OIL AND GAS
05            Four Star Oil & Gas Company 50.1% (owns Lost Hills
              Cogeneration Facility)
04        EDISON MISSION ENERGY PETROLEUM
04        POCONO FUELS COMPANY (Inactive)
04        SOUTHERN SIERRA GAS COMPANY
05            TM Star Fuel Company (general partnership) 50%
03     EDISON MISSION ENERGY FUEL SERVICES, INC. [PowerGen project]
03     EDISON MISSION ENERGY FUNDING CORP. (Delaware corporation) 1%
03     EDISON MISSION ENERGY GLOBAL MANAGEMENT, INC. (Delaware
       corporation)
04        MAJESTIC ENERGY LIMITED (UK private limited company)
          Address:  Lansdowne House, Berkeley Square, London
          W1X 5DH England
05            EME ROYALE (New Zealand private limited company)
              Address:  Lansdowne House, Berkeley Square, London
              W1X 5DH England
06               EDISON MISSION ENERGY TAUPO LIMITED (New Zealand
                 company) 100%
                 Address: Southgate Complex, Level 20, HWT Tower, 40 City Road, South Melbourne, 3205 Victoria, Australia
07                  CONTACT ENERGY LIMITED (New Zealand company)
                    (equity) 40% [see 4.11]
                    Address: Level 1, Harbor City Tower, 29 Brandon Street, Wellington, New Zealand
03     Edison Mission Energy Interface Ltd. (British Columbia Co.)
       Address:  2 Sheppard Ave. E. #200, North York, Ontario, Canada
04        The Mission Interface Partnership (Province of Ontario
          G.P.) 50%
03     EDISON MISSION FUEL TRANSPORTATION, INC.
03     EDISON MISSION FUEL RESOURCES, INC.
03     EDISON MISSION FINANCIAL MARKETING & TRADING CO.
04        EDISON MISSION MARKETING & TRADING, INC.
03     EDISON MISSION HOLDINGS CO. (formerly EME Homer City
       Holdings Co.)
04        CHESTNUT RIDGE ENERGY COMPANY 100%
05            EME Homer City Generation LP (Pennsylvania) 99%LP
              [see 4.08]
04        EDISON MISSION FINANCE CO. 100%
04        HOMER CITY PROPERTY HOLDINGS, INC. 100%
04        MISSION ENERGY WESTSIDE, INC. 100%
05            EME Homer City Generation LP (Pennsylvania) 1%GP
              [see 4.08]
03     EDISON MISSION OPERATION & MAINTENANCE, INC.
04        Mission Operations de Mexico, S.A. de C.V. 99%
03     EDISON MISSION PROJECT CO. (formerly EME UK
       International, Inc.) (Delaware corp) 100%
03     EL DORADO ENERGY COMPANY (GP)
04        Auburndale Power Partners, LP (Delaware LP) 1%GP; 50% w/
          Devereaux [see 4.03]
03     EMP, INC. (Oregon corporation) (GP & LP) (Inactive)
03     FOUR COUNTIES GAS COMPANY (Inactive)
03     GLOBAL POWER INVESTORS, INC.
03     HANOVER ENERGY COMPANY
04        Chickahominy River Energy Corp. (Virginia corporation)
          (GP & LP)

05            Commonwealth Atlantic LP (Delaware partnership)
              50% [see 4.05]
03     HOLTSVILLE ENERGY COMPANY (GP & LP)
04        Brookhaven Cogeneration, LP (Delaware partnership) 50%;
          100% w/ Madera
03     INDIAN BAY ENERGY COMPANY (GP & LP)
04        Riverhead Cogeneration III, LP (Delaware partnership) 50%;
          100% w/ Santa Ana
03     JEFFERSON ENERGY COMPANY (GP & LP) (Inactive)
03     KINGS CANYON ENERGY COMPANY (Inactive)
03     KINGSPARK ENERGY COMPANY (GP & LP)
04        Smithtown Cogeneration, LP (Delaware partnership) 50%;
          100% w/ Balboa
03     LAGUNA ENERGY COMPANY (Inactive) (former interest in Ambit)
03     LA JOLLA ENERGY COMPANY (Inactive) (used for Belridge)
03     LAKEVIEW ENERGY COMPANY
04        Georgia Peaker, LP (Delaware LP) 50%; 100% w/Silver Springs
03     LEHIGH RIVER ENERGY COMPANY (Inactive)
03     LONGVIEW COGENERATION COMPANY (held for Weyerhauser)
03     MADERA ENERGY COMPANY (GP)
04        Brookhaven Cogeneration, LP (Delaware partnership) 50%;
          100% w/ Holtsville
03     MADISON ENERGY COMPANY (LP)
04        Gordonsville Energy, LP (Delaware partnership) 49%;
          50% w/ Rapidan [see 4.06]
03     MIDWEST GENERATION EME, LLC (Delaware LLC) 100%
       Address:  One Financial Place, 400 South LaSalle Street,
       Suite 3410, Chicago, Illinois 60605
04        COLLINS HOLDINGS EME, LLC
          Address:  One Financial Place, 400 South LaSalle Street,
          Suite 3410, Chicago, Illinois 60605
04        EDISON MISSION MIDWEST HOLDINGS CO. 100%
          Address:  One Financial Place, 400 South LaSalle Street,
          Suite 3410, Chicago, Illinois 60605
05            EDISON MISSION OVERSEAS CO. (Com Ed project) 100%
              Address: One Financial Place, 400 South LaSalle Street, Suite 3410, Chicago, Illinois 60605
06               EDISON MISSION OVERSEAS LTD. (Com Ed project) 100%
                 Address: One Financial Place, 400 South LaSalle Street, Suite 3410, Chicago, Illinois 60605
05            MIDWEST GENERATION, LLC (Com Ed project) 100% [see 4.09]
              Address: One Financial Place, 400 South LaSalle Street, Suite 3410, Chicago, Illinois 60605
03     Mission Capital, LP (Delaware LP) 3%; MIPS partnership
03     MISSION/EAGLE ENERGY COMPANY (Inactive)
03 MISSION ENERGY CONSTRUCTION SERVICES, INC. (Provides services for construction Paiton Project)
03     MISSION ENERGY GENERATION, INC. (Inactive)
03     MISSION ENERGY HOLDINGS, INC.
04        Mission Capital, LP (Delaware LP) 97%; MIPS partnership
03 MISSION ENERGY HOLDINGS INTERNATIONAL, INC. [holds 100% of the issued and outstanding Class A stock of MEC International B.V. (99.99%)--see INTERNATIONAL section]
04 EME UK INTERNATIONAL LLC (Delaware LLC) 100% [holds 100% of the issued and outstanding Class B stock of MEC International B.V. (0.01%)--see INTERNATIONAL section]
03     MISSION ENERGY INDONESIA (Inactive)
03 MISSION ENERGY MEXICO (Inactive) formerly the branch office in Mexico (no partnership)
03     MISSION ENERGY NEW YORK, INC. (GP & LP)
04 Brooklyn Navy Yard Cogeneration Partners, LP (Delaware partnership) 50% [see 4.04]
          Address: Flushing Avenue, Cumberland Street, Building 41, Brooklyn, New York 11205

03     MISSION ENERGY WALES COMPANY
04        Mission Hydro Limited Partnership 30%
          Address:  Lansdowne House, Berkeley Square, London W1X 5DH
          England
05            EME Generation Holdings Limited (UK company) 100%
              Address:  Lansdowne House, Berkeley Square, London W1X 5DH
              England
06               Loyvic Pty Ltd. (Australia company) 100%
                 Address:  Southgate Complex, Level 20, HWT Tower, 40
                 City Road, South Melbourne, 3205 Victoria, Australia
07                  Energy Capital Partnership (Australia partnership) 1%
                    Address:  Southgate Complex, Level 20, HWT Tower, 40
                    City Road, South Melbourne, 3205 Victoria, Australia
08                      Enerloy Pty Ltd. (Australia company) 100%
                        Address:  Southgate Complex, Level 20, HWT Tower, 40
                        City Road, South Melbourne, 3205 Victoria, Australia
06               EME Victoria Generation Limited (UK company) 100%
                 Address:  Lansdowne House, Berkeley Square, London
                 W1X 5DH England
07                  Energy Capital Partnership (Australia partnership 98%
08                      Enerloy Pty Ltd. (Australia company) 100%
07                  Mission Energy Development Australia Pty Ltd. 100%
                    Address:  Southgate Complex, Level 20, HWT Tower, 40
                    City Road, South Melbourne, 3205 Victoria, Australia
08                      Gippsland Power Pty Ltd 100%
                        Address:  Southgate Complex, Level 20, HWT Tower, 40
                        City Road, South Melbourne, 3205 Victoria, Australia
09                         Loy Yang B Joint Venture 49% [see 4.13]
                           Address:  Bartons Lane, Loy Yang, Victoria,
                                    Australia
06               Energy Capital Partnership (Australia partnership) 1%LP
07                  Enerloy Pty Ltd. (Australia company) 100%
06               First Hydro Holdings Company (Australia partnership) 99%
                 Address:  Lansdowne House, Berkeley Square, London
                 W1X 5DH England
07                  First Hydro Company 99% [see 4.16]
                    Address:  Bala House, St. David's Park, Ewloe,
                    Dlwyd, Wales CH5 3XJ
07                  First Hydro Finance plc 100%
                    Address:  Lansdowne House, Berkeley Square,
                    London W1X 5DH England
08                      First Hydro Company 1% [see 4.16]
                        Address:  Bala House, St. David's Park
                        Ewloe, Dlwyd, Wales CH5 3XJ
03     Mission Operations de Mexico, S.A. de C.V. 1%
03     MISSION TRIPLE CYCLE SYSTEMS COMPANY (GP)
04        Triple Cycle Partnership (Texas G.P.) 50%
03     NORTH JACKSON ENERGY COMPANY (Inactive)
03     NORTHERN SIERRA ENERGY COMPANY (GP)
04        Sobel Cogeneration Company (general partnership) 50%
03     ORTEGA ENERGY COMPANY
03     PANTHER TIMBER COMPANY (GP)
04        American Kiln Partners, LP (Delaware limited partnership) 2%
03     PARADISE ENERGY COMPANY (Inactive)
03     PLEASANT VALLEY ENERGY COMPANY (GP)
04 American Bituminous Power Partners, LP (Delaware limited partnership) 0.5%; 50% w/Aguila
05            American Kiln Partners, LP (Delaware Limited
              Partnership) 0.5% of 53%
03     PRINCE GEORGE ENERGY COMPANY (LP)
04        Hopewell Cogeneration Limited Partnership (Delaware
          limited partnership) 24.75%
04        Hopewell Cogeneration Inc. (Delaware corporation) 25%
05 Hopewell Cogeneration Limited Partnership (Delaware limited partnership) 1%

03     QUARTZ PEAK ENERGY COMPANY (LP)
04        Nevada Sun-Peak LP (Nevada partnership) 50% [see 4.10]
03     RAPIDAN ENERGY COMPANY (GP)
04        Gordonsville Energy, LP (Delaware partnership) 1%;
          50% w/ Madison [see 4.06]
03     REEVES BAY ENERGY COMPANY (GP & LP)
04        North Shore Energy LP (Delaware partnership) 50%; 100%
          w/ Santa Clara
05            Northville Energy Corporation (New York corp.) 100%
03     RIDGECREST ENERGY COMPANY (GP)
04        Riverhead Cogeneration I, LP (Delaware partnership) 50%;
          100% w/ Centerport
03     RIO ESCONDIDO ENERGY COMPANY
03     RIVERPORT ENERGY COMPANY (GP & LP)
04        Riverhead Cogeneration II, LP (Delaware partnership) 50%;
          100% w/ San Pedro
03     SAN GABRIEL ENERGY COMPANY (Inactive)
03     SAN JOAQUIN ENERGY COMPANY (GP)
04        Midway-Sunset Cogeneration Company, LP 50%
03     SAN JUAN ENERGY COMPANY (GP)
04        March Point Cogeneration Company 50%
03     SAN PEDRO ENERGY COMPANY (GP)
04        Riverhead Cogeneration II, LP (Delaware partnership) 50%;
          100% w/ Riverport
03     SANTA ANA ENERGY COMPANY (GP)
04        Riverhead Cogeneration III, LP (Delaware partnership) 50%;
          100% w/ Indian Bay
03     SANTA CLARA ENERGY COMPANY (GP)
04        North Shore Energy, LP (Delaware partnership) 50%; 100%
          w/ Reeves Bay
05            Northville Energy Corporation (New York corp.) 100%
03     SILVERADO ENERGY COMPANY (GP)
04        Coalinga Cogeneration Company 50%
03     SILVER SPRINGS ENERGY COMPANY
04        Georgia Peaker, LP (Delaware limited partnership) 50%;
          100% w/ Lakeview
03     SONOMA GEOTHERMAL COMPANY (GP & LP)
04        Geothermal Energy Partners Ltd. (Aidlin) 5%LP
03     SOUTH COAST ENERGY COMPANY (GP)
04        Harbor Cogeneration Company 30% [see 4.07]
03     SOUTHERN SIERRA ENERGY COMPANY (GP)
04        Kern River Cogeneration Company (general partnership) 50%
03     THOROFARE ENERGY COMPANY (Inactive)
03     VIEJO ENERGY COMPANY (GP)
04        Sargent Canyon Cogeneration Company 50%
03     VISTA ENERGY COMPANY (New Jersey corporation) (Inactive)
03     WESTERN SIERRA ENERGY COMPANY (GP)
04        Sycamore Cogeneration Company (general partnership) 50%

EDISON MISSION ENERGY INTERNATIONAL COMPANIES:
04 MEC International B.V. (Netherlands corporation) (Holding Company 99.99% owned by Mission Energy Holdings International, Inc., a California corp. (owns 100% of
          Class A Shares) and 0.01% by EME UK International LLC, a Delaware LLC (owns 100% of Class B shares)
          Address: Apollolaan 15, 1077 AB Amsterdam, The Netherlands
05            Adelaide Ventures Ltd. (Cayman Island company) 100%
              Address: Walker House, Mary Street, P.O. Box 265GT, George Town, Grand Cayman, Cayman Islands
05            Beheer-en Beleggingsmaatschappij Botara B.V. (LYB
              Peakers Project) 100%
              Address: Croeselaan 18, 3500 GT Utrecht, The Netherlands
06 Valley Power Pty Ltd. (proprietary limited Australia company; LYB Peakers Project)
                 Address: Southgate Complex, Level 20, HWT Tower, 40 City Road, South Melbourne, 3205 Victoria, Australia

05 Edison Mission Energy Asia Pte Ltd. (Singapore private company limited by shares) 100% (EME's Regional Asia
              Pacific Headquarters)
              Address:  391-B Orchard Road, Ngee Ann City, Tower B,
              14th Floor, #14-08/10, Singapore 238874
06 Edison Mission Energy Asia Pacific Pte Ltd. (Singapore corporation) 100%
                 Address: 391-B Orchard Road, Ngee Ann City, Tower B, 14th Floor, #14-08/10, Singapore 238874
06 Edison Mission Energy Fuel Company Pte Ltd. (Singapore corporation) 100%
                 Address: 391-B Orchard Road, Ngee Ann City, Tower B, 14th Floor, #14-08/10, Singapore 238874
06               Edison Mission Operation & Maintenance Services Pte
                 Ltd 100%
                 Address: 391-B Orchard Road, Ngee Ann City, Tower B, 14th Floor, #14-08/10, Singapore 238874
06               P.T. Edison Mission Operation and Maintenance
                 Indonesia (Indonesian company) 99%
                 Address:  Jl. Gen. A Yani No. 54
                 Probolinggo, East Java, Indonesia
05 Edison Mission Energy International B.V. (Netherlands company) 99%
              Address:  Croeselaan 18, 3500 GT Utrecht, The Netherlands
05            Edison Mission Energy Services B.V. (Netherlands co.) 100%
              Address:  Croeselaan 18, 3500 GT Utrecht, The Netherlands
05            Edison Mission Operation & Maintenance Services B.V.
              (Netherlands company) 100%
              Address:  Croeselaan 18, 3500 GT Utrecht, The Netherlands
06               Edison Mission Operation & Maintenance (Thailand)
                 Company Limited 100%
                 Address:  7th Fl. Bubhajit Bldg., 20 North Sathorn
                 Road, Kwaeng Silom, Khet Bangrak, Bangkok
06               EME Philippines O&M Corporation (Philippines co.) 100%
                 Address:  Unit 1105, Tower One, Ayala Triangle, Ayala
                        Avenue, Makati City, Philippines
05            EME Caliraya B.V. (formerly Beheer-en Beleggingsmaatschappij
              Trepo B.V. 100%
              Address:  Apollolaan 15, 1077 AB Amsterdam, The Netherlands
05            EME Kayalaan B.V. (formerly Beheer-en Beleggingsmaatschappij
              Hagra B.V. 100%
              Address:  Apollolaan 15, 1077 AB Amsterdam, The Netherlands
05            EME Tri Gen B.V. 100%
              Address:  Croeselaan 18, 3500 GT Utrecht, The Netherlands
06 Tri Energy Company Limited (Thai limited liability company) (Tri Energy Project) (equity) 25% [see 4.22]
                 Address: 16th Floor, Grant Amarin Tower, New Petchburi Road, Ratchathewi, Bangkok 10320 Thailand
05            EME Victoria B.V. 100% (Inactive)
              Address:  Croeselaan 18, 3500 GT Utrecht, The Netherlands
05            Global Generation B.V. 100%
              Address: Apollolaan 15, 1077 AB Amsterdam, The Netherlands
06               Caresale Services Limited
                 Address:  Lansdowne House, Berkeley Square, London
                 W1X 5DH England
06               Edison First Power Holdings I 100% [PowerGen project]
                 Address:  Lansdowne House, Berkeley Square, London
                 W1X 5DH England
07 Edison Mission Marketing and Services Limited (UK company) 100%
                    Address:  Lansdowne House, Berkeley Square, London
                    W1X 5DH England
07                  EME Finance UK Limited 100%
                    Address:  Lansdowne House, Berkeley Square, London
                    W1X 5DH England

07                  Energy Generation Finance PLC 100%
                    Address:  Lansdowne House, Berkeley Square, London
                    W1X 5DH England
07                  Maplekey Holdings Limited 100%
                    Address:  Lansdowne House, Berkeley Square, London
                    W1X 5DH England
08                      Maplekey UK Finance Limited (UK company) 100%
                        Address:  Lansdowne House, Berkeley Square, London
                                 W1X 5DH England
09                         Maplekey UK Limited (UK company) 100%
                           Address:  Lansdowne House, Berkeley Square,
                           London W1X 5DH England
10                            Edison First Power Limited (Guernsey company)
                              100% [see 4.17]
                              Address:  Lansdowne House, Berkeley Square,
                              London W1X 5DH England
07                  South Australia Holdings Ltd. 100%
                    Address: Southgate Complex, Level 20, HWT Tower, 40 City Road, South Melbourne, 3205 Victoria, Australia
08                      Edison Mission Ausone Pty Ltd. (Australian co.) 100%
                        Address: Southgate Complex, Level 20, HWT Tower, 40 City Road, South Melbourne, 3205 Victoria, Australia
08                      EME Adelaide Energy Ltd. (UK company) 100%
                        Address:  Lansdowne House, Berkeley Square, London
                                 W1X 5DH England
08                      EME Monet Ltd. (UK company) 100%
                        Address:  Lansdowne House, Berkeley Square, London
                                 W1X 5DH England
09                         Edison Mission De Laide Pty Ltd. (Australian
                           company) 100%
                           Address: Southgate Complex, Level 20, HWT Tower, 40 City Road, South Melbourne, 3205 Victoria,
                                    Australia
09                         Edison Mission Vendesi Pty Ltd. (Australian
                           company) 100%
                           Address: Southgate Complex, Level 20, HWT Tower, 40 City Road, South Melbourne, 3205 Victoria,
                                    Australia
09                         Edison Mission Utilities Pty. Ltd. (Australian
                           company) 100%
                           Address: Southgate Complex, Level 20, HWT Tower, 40 City Road, South Melbourne, 3205 Victoria,
                                    Australia
06               Redbill Contracts Limited 100%
                 Address:  Lansdowne House, Berkeley Square, London
                 W1X 5DH England
05            Hydro Energy B.V. (Netherlands LLC) 10%
              Address:  Croeselaan 18, 3500 GT Utrecht, The Netherlands
06               Iberica de Energias, S.L. (Spain corp) 96.65%
                 [see 4.18]
                 Address:  Paseo de Gracia 18, Planta 4, 08007,
                 Barcelona, Spain
07                  Electrometalurgica del Ebro, S.L. ("EMESA")
                    (Spain corporation) 91.32% [see 4.19]
                    Address:  Paseo de Gracia 18, Planta 4, 08007,
                    Barcelona, Spain
08                      Monasterio de Rueda, S.L. (Spain) 100%
                        Address:  Paseo de Gracia 18, Planta 4, 08007,
                                Barcelona, Spain
05            Iberian Hy-Power Amsterdam B.V. (Netherlands LLC) 100%
              Address:  Strawinskylaan 1725, Amsterdam, NOORD-HOLL
              1077 XX
06               EME Desarrello Espana S.L. 100%
                 Address:  Paseo de Gracia 18, 4o. Piso, 08007
                 Barcelona, Spain
06               Hydro Energy B.V. (Netherlands company) 90%

07                  Iberica de Energias, S.L. (Spain corporation)
                    96.65% [see 4.18]
08                      Electrometalurgica del Ebro, S.L. ("EMESA")
                        (Spain corporation) 91.32% [see 4.19]
09                         Monasterio de Rueda, S.L. (Spain) 100%
06               Iberica de Energias, S.L. (Spain corporation) 3.35%
                 [see 4.18]
07                  Electrometalurgica del Ebro, S.L. ("EMESA")
                    (Spain corporation) 91.32% [see 4.19]
08                      Monasterio de Rueda, S.L. (Spain) 100%
06               Saltos del Porma S.A.
                 Address:  Paseo de Gracia 18, 4o. Piso, 08007
                 Barcelona, Spain
05            Latrobe Power Pty. Ltd. (Australian corporation) 99%
              Address:  Southgate Complex, Level 20, HWT Tower, 40
              City Road, South Melbourne, 3205 Victoria, Australia
06               Mission Victoria Partnership (Australian partnership)
                 52.31% (100% w/ Traralgon PPL 46.69% and MEVALP 1%)
07                  Latrobe Power Partnership (Australian partnership) 99%
08                      Loy Yang B Joint Venture 51% [see 4.13]
                        Address:  Bartons Lane, Loy Yang, Victoria,
                        Australia
05            Loy Yang Holdings Pty Ltd (Australia corporation) 100%
              Address:  Southgate Complex, Level 20, HWT Tower, 40
              City Road, South Melbourne, 3205 Victoria, Australia
06               Edison Mission Energy Holdings Pty Ltd (Australian
                 corporation) 100%
                 Address:  Southgate Complex, Level 20, HWT Tower, 40
                 City Road, South Melbourne, 3205 Victoria, Australia
07                  Edison Mission Energy Australia Ltd. (Australian
                    public company) 100%
                    Address:  Southgate Complex, Level 20, HWT Tower, 40
                    City Road, South Melbourne, 3205 Victoria, Australia
08                      Latrobe Power Partnership (Australian ptnrshp) 1%
                        Address:  Southgate Complex, Level 20, HWT Tower,
                        40 City Road, South Melbourne, 3205 Victoria,
                        Australia
09                         Loy Yang B Joint Venture 51% [see 4.13]
07                  Edison Mission Energy Australia Pilbara Power
                    Pty Ltd. (Australia company) 100%
                    Address:  Southgate Complex, Level 20, HWT Tower, 40
                    City Road, South Melbourne, 3205 Victoria, Australia
07                  Edison Mission Operation & Maintenance Kwinana Pty
                    Ltd. (Australia) 100% (Operator of Kwinana Project)
                    Address:  Southgate Complex, Level 20, HWT Tower, 40
                    City Road, South Melbourne, 3205 Victoria, Australia
07                  Edison Mission Operation & Maintenance Loy Yang Pty
                    Ltd. (Australian corporation) 100%
                    Address:  P.O. Box 1792, Traralgon, Victoria 3844,
                    Australia
07                  Mission Energy Holdings Superannuation Fund Pty
                    Ltd. (retirement fund required by Australia law) 100%
07                  Mission Energy (Kwinana) Pty Ltd. (Australia) 100%
                    Address:  Southgate Complex, Level 20, HWT Tower, 40
                    City Road, South Melbourne, 3205 Victoria, Australia
08                      Kwinana Power Partnership (Australian G.P.)
                        (equity) 1% [see 4.12]
                        Address:  Level 23, St. Martins Tower
                        44 St George's Terrace, Perth WA 6000
06               Latrobe Power Pty. Ltd. (Australian corporation) 1%
07                  Mission Victoria Partnership (Australian
                    partnership) 52.31%
08                      Latrobe Power Partnership (Australian ptnrshp) 99%
09                         Loy Yang B Joint Venture 51% [see 4.13]
06               Mission Energy Ventures Australia Pty. Ltd. (Australian
                 company) 100%

                    Address:  Southgate Complex, Level 20, HWT Tower, 40
                    City Road, South Melbourne, 3205 Victoria, Australia
07                  Mission Victoria Partnership (Australian ptnrshp) 1%
08                      Latrobe Power Partnership (Australian ptnrshp) 99%
09                         Loy Yang B Joint Venture 51% [see 4.13]
06               Traralgon Power Pty. Ltd. (Australian corporation) 1%
                 Address:  Southgate Complex, Level 20, HWT Tower,
                 40 City Road, South Melbourne, 3205 Victoria, Australia
07                  Mission Victoria Partnership (Australian partnership)
                    46.69%
08                      Latrobe Power Partnership (Australian ptnrshp) 99%
09                         Loy Yang B Joint Venture 51% [see 4.13]
05            MEC Esenyurt B.V. (Netherlands company) (Doga Project) 99%
              Address:  Croeselaan 18, 3500 GT Utrecht, The Netherlands
06               Doga Enerji Uretim Sanayi ve Ticaret L.S. (Turkish
                 corporation) (Project company) 80%
                 Address:  Merkez Man, Mahallesi Caddesi 11/8,
                 Esenyurt, Istanbul, Turkey
06               Doga Isi Satis Hizmetleri ve Ticaret L.S. (Turkish
                 corporation) (Heat company) 80%
                 Address:  Merkez Man, Mahallesi Caddesi 11/8,
                 Esenyurt, Istanbul, Turkey
06               Doga Isletme ve Bakim Ticaret L.S. (Turkish corporation)
                 (O&M   company) 80%
                 Address:  Merkez Man, Mahallesi Caddesi 11/8,
                 Esenyurt, Istanbul, Turkey
05            MEC IES B.V. (Netherlands company) (ISAB Project) 99%
              Address:  Croeselaan 18, 3500 GT Utrecht, The Netherlands
06               ISAB Energy Services s.r.l. 49% (services co ISAB
                 Project)
                 Address:  Ex S.S. 114km 146, 96100 Priolo G (SR),
                 Sicily, Italy
05            MEC India B.V. (Netherlands company) (Jojobera Project) 99%
              Address:  Croeselaan 18, 3500 GT Utrecht, The Netherlands
06               Edison Mission Energy Power (Mauritius corporation)
                 (Branch office in India)
                 Address:  Louis Leconte Street, Curepipe, Mauritius
05            MEC Indo Coal B.V. (Netherlands co.) (Adaro Project) 99%
              Address:  Croeselaan 18, 3500 GT Utrecht, The Netherlands
06               P. T. Adaro Indonesia (equity) 10%
                 Address:  Suite 704, World Trade Centre, Jl. Jend.
                 Sudirman Kav. 31, Jakarta 12920 Indonesia
05            MEC Indonesia B.V. (Netherlands company) 99%
              Address:  Croeselaan 18, 3500 GT Utrecht, The Netherlands
06               P. T. Paiton Energy (Indonesia company) (equity)
                 (Paiton Project) 40% [see 4.14]
                 Address:  Menara Batavia, 8th Floor, Jl. K. H.
                 Mas Mansyur Kav. 126, Jakarta 10220 Indonesia
05            MEC International Holdings B.V. (Netherlands corp) 100%
              Address:  Croeselaan 18, 3500 GT Utrecht, The Netherlands
06               Edison Mission Energy International B.V. (Netherlands
                 company) 1%
06               MEC Esenyurt B.V. (Netherlands co.) (Doga Project) 1%
07                  Doga Enerji Uretim Sanayi ve Ticaret L.S. (Turkish
                    corporation) (Project company) 80%
07                  Doga Isi Satis Hizmetleri ve Ticaret L.S. (Turkish
                    corporation) (Heat company) 80%
07                  Doga Isletme Bakim Ticaret L.S. (Turkish corporation)
                    (O&M company) 80%
06               MEC IES B.V. (Netherlands company) (ISAB Project) 1%
07                  ISAB Energy Services s.r.l. 49%
06               MEC India B.V. (Netherlands company) 1%
07                      Edison Mission Energy Power (Mauritius corporation)
06               MEC Indo Coal B.V. (Netherlands co.) (Adaro Project) 1%

07                  P. T. Adaro Indonesia (equity) 10%
06               MEC Indonesia B.V. (Netherlands company) 1%
07                  P. T. Paiton Energy (Indonesia company) (equity)
                    (Paiton Project) 40% [see 4.14]
06               MEC Laguna Power B.V. (Netherlands company) (Thailand
                 Project) 1%
07                  Gulf Power Generation Co. Ltd. (Bangkok corp.) 40%
06               MEC Perth B.V. (Netherlands company) (Kwinana Project) 1%
07                  Kwinana Power Partnership (Australian G.P.) (equity)
                    [see 4.12]
06               MEC Priolo B.V. (Netherlands company) (ISAB Project) 1%
07                  ISAB Energy, s.r.l. (Italian J.V. company) (equity)
                    1% of 49% (quota, not shares) [see 4.23]
06               MEC San Pascual B.V. (Netherlands company) 1%
07                  San Pascual Cogeneration Company International B.V. 50%
08                      San Pascual Cogeneration Company (Philippines)
                        Ltd. (San Pascual Project) (equity) 1%GP and 74%LP
07                  Morningstar Holdings B.V. (formerly Beheer-en
                    Beleggingsmaatschappij Vestra B.V.) 50%
06               MEC Sidi Krir B.V. (Netherlands company) 1%
06               MEC Sumatra B.V. (Netherlands company) 1%
06               MEC Wales B.V. (Netherlands Company) 1%
07                  Mission Hydro Limited Partnership (UK LP)
08                      EME Generation Holdings Limited (UK Co.) 100%
09                         Loyvic Pty Ltd. (Australia company) 100%
10                            Energy Capital Partnership (Australia
                              partnership) 1%
11                               Enerloy Pty Ltd. (Australia co.) 100%
09                         EME Victoria Generation Limited (UK co.) 100%
10                            Energy Capital Partnership (Australia
                              partnership 98%
11                               Enerloy Pty Ltd. (Australia company) 100%
10                            Mission Energy Development Australia Pty Ltd.
11                               Gippsland Power Pty Ltd 100%
12                                   Loy Yang B Joint Venture 49% [see 4.13]
09                         Energy Capital Partnership (Australia
                                partnership) 1%LP
10                            Enerloy Pty Ltd. (Australia company) 100%
09                         First Hydro Holdings Company (Australia
                           partnership) 99%
10                            First Hydro Company 99% [see 4.16]
10                            First Hydro Finance plc
11                               First Hydro Company 1% [see 4.16]
06               Mission Energy Italia s.r.l. 10% (Office in Italy)
                 Address:  via Mar della Cina, 304, 00144 Rome, Italy
06               P.T. Edison Mission Operation and Maintenance
                 Indonesia (Indonesian company) 1%
                 Address:  Jl. Raya Surabaya Situbondo Km 141, P.O. Box
                 78, Paiton 67291, Probolinggo, East Java, Indonesia
05            MEC Laguna Power B.V. (Netherlands co) (Malaya Proj) 99%
              Address:  Croeselaan 18, 3500 GT Utrecht, The Netherlands
06               Gulf Power Generation Co. Ltd. (Bangkok corporation) 40%
                 Address:  888/101 Mahatun Plaza Tower, 10th Floor,
                 Ploenchit, Lumphini, Patumwan, Bangkok 10330
05            MEC Perth B.V. (Netherlands co.) (Kwinana Project) 99%
06               Kwinana Power Partnership (Australian G.P.)
                 (equity) [See 4.12]
                 Address:  Level 23, St. Martins Tower
                 44 St George's Terrace, Perth WA 6000
05            MEC Priolo B.V. (Netherlands co.) (ISAB Project) 99%
              Address: Croeselaan 18, 3500 GT Utrecht, The Netherlands
06               ISAB Energy, s.r.l. (Italian J.V. company) (equity)
                 99% of 49% (quota, not shares) [see 4.23]
                 Address:  Corso Gelone No. 103, Siracusa, Sicily, Italy

05            MEC San Pascual B.V. (Netherlands company) 99%
              Address: Croeselaan 18, 3521 CB Utrecht, The Netherlands
06               San Pascual Cogeneration Company International B.V. 50%
                 Address: Croeselaan 18, 3521 CB Utrecht, The Netherlands
07                  San Pascual Cogeneration Company (Philippines) Ltd
                    (San Pascual Project) (equity) 1%GP and 74%LP
                    Address: Unit 1610/1611, Tower One, Ayala Triangle, Ayala Ave, 1200 Makati City, Metro Manila, Philippines
06 Morningstar Holdings B.V. (formerly Beheer-en Beleggingsmaatschappij Vestra B.V.) 50%
                 Address: Croeselaan 18, 3521 CB Utrecht, The Netherlands
05            MEC Sidi Krir B.V. (Netherlands company) 99%
              Address: Croeselaan 18, 3500 GT Utrecht, The Netherlands
05            MEC Sumatra B.V. (Netherlands company) 99%
              Address:  Croeselaan 18, 3500 GT Utrecht, The Netherlands
05            MEC Wales B.V. (Netherlands company) 99%
              Address:  Croeselaan 18, 3500 GT Utrecht, The Netherlands
06               Mission Hydro Limited Partnership 69%
                 Address:  Lansdowne House, Berkeley Square,
                 London, England W1X 5DH
07                  EME Generation Holdings Limited (UK company) 100%
                    Address:  Lansdowne House, Berkeley Square, London
                    W1X 5DH England
08                      Loyvic Pty Ltd. (Australia company) 100%
                        Address:  Southgate Complex, Level 20, HWT Tower, 40
                        City Road, South Melbourne, 3205 Victoria, Australia
09                         Energy Capital Partnership (Australia ptnrshp) 1%
                           Address:  Southgate Complex, Level 20, HWT Tower,
                           40 City Road, South Melbourne, 3205 Victoria,
                                    Australia
10                            Enerloy Pty Ltd. (Australia company) 100%
                              Address:  Southgate Complex, Level 20, HWT
                              Tower, 40 City Road, South Melbourne, 3205
                              Victoria, Australia
08                      EME Victoria Generation Limited (UK company) 100%
                        Address:  Lansdowne House, Berkeley Square, London
                                 W1X 5DH England
09                         Energy Capital Partnership (Australia ptnrshp 98%
10                            Enerloy Pty Ltd. (Australia company) 100%
09                         Mission Energy Development Australia Pty Ltd. 100%
                           Address:  Southgate Complex, Level 20, HWT Tower,
                           40 City Road, South Melbourne, 3205 Victoria,
                                    Australia
10                            Gippsland Power Pty Ltd 100%
                              Address:  Southgate Complex, Level 20, HWT
                              Tower, 40 City Road, South Melbourne, 3205
                              Victoria, Australia
11                               Loy Yang B Joint Venture 49% [see 4.13]
                                 Address: Bartons Lane, Loy Yang, Victoria,
                                 Australia
08                      Energy Capital Partnership (Australia ptnrshp) 1%LP
09                         Enerloy Pty Ltd. (Australia company) 100%
08                      First Hydro Holdings Company (Australia ptnrshp) 99%
                        Address:  Lansdowne House, Berkeley Square,
                             London W1X 5DH England
09                         First Hydro Company 99% [see 4.16]
                           Address:  Bala House, St. David's Park
                           Ewloe, Dlwyd, Wales CH5 3XJ
09                         First Hydro Finance plc 100%
                           Address:  Lansdowne House, Berkeley Square,
                           London W1X 5DH England
10                            First Hydro Company 1% [see 4.16]
                              Address:  Bala House, St. David's Park
                              Ewloe, Dlwyd, Wales CH5 3XJ
05 Mission Energy Company (UK) Limited (United Kingdom private limited company) 100%
              Address:  Lansdowne House, Berkeley Square,
              London W1X 5DH England

06 Derwent Cogeneration Limited (United Kingdom private limited liability company) (equity) 33% [see 4.15]
                 Address:  Lansdowne House, Berkeley Square,
                 London W1X 5DH England
06               Edison Mission Energy Limited (UK private limited
                 company) 100%
                 Address:  Lansdowne House, Berkeley Square,
                 London W1X 5DH England
06 Edison Mission Operation & Maintenance Limited (a United Kingdom corporation) 100%
                 Address:  Lansdowne House, Berkeley Square,
                 London W1X 5DH England
06               Edison Mission Services Limited (UK private limited
                 company) 100%
                 Address:  Lansdowne House, Berkeley Square,
                 London W1X 5DH England
06               Mission Hydro (UK) Limited 100%
                 Address:  Lansdowne House, Berkeley Square,
                 London W1X 5DH England
07                  First Hydro Holdings Company 1%
08                      First Hydro Company 99% [see 4.16]
08                      First Hydro Finance plc 100%
09                         First Hydro Company 1% [see 4.16]
07                  Mission Hydro Limited Partnership 1%GP
08                      EME Generation Holdings Limited (UK co.) 100%
09                         Loyvic Pty Ltd. (Australia company) 100%
10                            Energy Capital Partnership (Australia
                              partnership) 1%
11                               Enerloy Pty Ltd. (Australia co.) 100%
09                         EME Victoria Generation Limited (UK co.) 100%
10                            Energy Capital Partnership (Australia
                              partnership 98%
11                               Enerloy Pty Ltd. (Australia co.) 100%
10                            Mission Energy Development Australia
                                    Pty Ltd.
11                               Gippsland Power Pty Ltd 100%
12                                   Loy Yang B Joint Venture 49%
                                     [see 4.13]
09                         Energy Capital Partnership (Australia
                                partnership) 1%LP
10                            Enerloy Pty Ltd. (Australia company) 100%
09                         First Hydro Holdings Company (Australia
                           partnership) 99%
10                            First Hydro Company 99% [see 4.16]
10                            First Hydro Finance plc 99%
11                               First Hydro Company 1% [see 4.16]
06 Mission (No. 2) Limited (UK private limited company) 100%
                 Address:  Lansdowne House, Berkeley Square,
                 London W1X 5DH England
06               Pride Hold Limited (United Kingdom corp.) 99%
                 Address:  Lansdowne House, Berkeley Square,
                 London W1X 5DH England
07                  Lakeland Power Ltd. (United Kingdom private
                    limited liability company) 100% [see 4.20]
                    Address:  Roosecote Power Station, Barrow-In-
                    Furness, Cumbria, England LA13 OPX
07                  Lakeland Power Development Company (UK corp.) 100%
                    Address:  Lansdowne House, Berkeley Square,
                             London W1X 5DH England
06               Rapid Energy Limited
                 Address:  Lansdowne House, Berkeley Square, London
                 W1X 5DH England

05            Mission Energy Italia s.r.l. 90% Rep Office in Italy
              Address: Villa Brasini, Via Flaminia 497, 00191 Rome Italy
05            Pride Hold Limited (United Kingdom corporation) 1%
              Address:  Lansdowne House, Berkeley Square,
              London W1X 5DH England
06 Lakeland Power Ltd. (United Kingdom private limited liability company) 100% [see 4.20]
                 Address: Roosecote Power Station, Barrow-In-Furness, Cumbria, England LA13 OPX
06               Lakeland Power Development Company (UK corp.) 100%
                 Address:  Lansdowne House, Berkeley Square,
                 London W1X 5DH England
05            Rillington Holdings Limited (Gibraltar) (Inactive)
              Address:  57/63 Line Wall Road, Gibraltar
05            EcoElectrica S.a.r.l. (Luxemburg)
              Address:  10, rue Antoine Jans, L-1820 Luxembourg
06               EME del Caribe Holding GmbH (Austria)
                 Address:  4020 Linz, Landstrasse 12, Austria
07                  EME del Caribe (Cayman Islands)
                    Address:  First Floor, Caledonian House, Mary St,
                        George Town, Grand Cayman, Cayman Islands
08                      EcoElectrica Holdings, Ltd. (Cayman Islands) 50%
                        Address:  1350 GT, The Huntlaw Building, Fort
                        Street, Grand Cayman, Cayman Islands
09                         EcoElectrica Ltd. (Cayman Islands) 100%
                           Address: 1350 GT, The Huntlaw Building, Fort Street, Grand Cayman, Cayman Islands
10                            EcoElectrica LP (Bermuda partnership)
                                   (equity) 1%
                              Address:  Plaza Scotiabank, 273 Ponce de Leon
                              Avenue, Suite 902, Hato Rey, Puerto Rico 00918
09                         EcoElectrica LP (Bermuda ptnrshp) (equity) 99%
                           Address: Plaza Scotiabank, 273 Ponce de Leon Avenue, Suite 902, Hato Rey, Puerto Rico 00918
05            Southwestern Generation B.V. 100%
              Address:  Croeselaan 18, 3521 CB Utrecht, The Netherlands
05            Traralgon Power Pty. Ltd. (Australian corporation) 99%
              Address:  Southgate Complex, Level 20, HWT Tower,
              40 City Road, South Melbourne, 3205 Victoria, Australia
06 Mission Victoria Partnership (Australian partnership) 46.69% (100% w/ Latrobe PPL 52.31% and MEVALP 1%)
07                  Latrobe Power Partnership (Australian ptnrshp) 99%
08                      Loy Yang B Joint Venture 51% [see 4.13]