Form 10-Q
period 2000-03-31
EDISON INTERNATIONAL
filed 2000-05-12
CIK 827052

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2000

                                       OR

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                   to
                               -----------------   -----------------------

                          Commission File Number 1-9936

                              EDISON INTERNATIONAL
             (Exact name of registrant as specified in its charter)

                       CALIFORNIA                           95-4137452
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

Yes X     No ___

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Class                               Outstanding at May 9, 2000
-------------------------------------------------------------------------------
    Common Stock, no par value                    332,296,306

EDISON INTERNATIONAL

                                      INDEX

                                                                       Page
                                                                        No.
                                                                       ----

Part I.  Financial Information:

   Item 1. Consolidated Financial Statements:

      Consolidated Statements of Income -- Three Months
           Ended March 31, 2000, and 1999                                1

      Consolidated Statements of Comprehensive Income--
           Three Months Ended March 31, 2000, and 1999                   1

      Consolidated Balance Sheets-- March 31, 2000,
           and December 31, 1999                                         2

      Consolidated Statements of Cash Flows -- Three Months
           Ended March 31, 2000, and 1999                                4

      Notes to Consolidated Financial Statements                         5

   Item 2. Management's Discussion and Analysis of Results
              of Operations and Financial Condition                     10


Part II.  Other Information:

   Item 1.  Legal Proceedings                                           23

   Item 4.  Submission of Matters to a Vote of Security Holders         24

   Item 6.  Exhibits and Reports on Form 8-K                            25

EDISON INTERNATIONAL

PART I -- FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
In thousands, except per-share amounts

                                                                         3 Months Ended
                                                                           March 31,
--------------------------------------------------------- ---------------------------------------------
                                                               2000                        1999
-------------------------------------------------------------------------------------------------------
                                                                         (Unaudited)
Electric utility                                          $ 1,829,691                  $ 1,684,837
Nonutility power generation                                   750,753                      269,810
Financial services and other                                  142,876                      141,253
-------------------------------------------------------------------------------------------------------
Total operating revenue                                     2,723,320                    2,095,900
-------------------------------------------------------------------------------------------------------
Fuel                                                          331,590                      114,438
Purchased power-- contracts                                   428,174                      609,906
Purchased power-- PX/ISO-- net                                 75,961                      116,956
Provisions for regulatory adjustment clauses-- net            102,954                     (279,636)
Other operation and maintenance                               727,559                      668,079
Depreciation, decommissioning and amortization                494,265                      423,981
Property and other taxes                                       40,076                       39,155
Net gain on sale of utility plant                              (6,224)                      (2,200)
-------------------------------------------------------------------------------------------------------
Total operating expenses                                    2,194,355                    1,690,679
-------------------------------------------------------------------------------------------------------
Operating income                                              528,965                      405,221
-------------------------------------------------------------------------------------------------------
Interest and dividend income                                   25,239                       20,371
Other nonoperating deductions-- net                               (28)                      (4,172)
-------------------------------------------------------------------------------------------------------
Total other income-- net                                       25,211                       16,199
-------------------------------------------------------------------------------------------------------
Income before fixed charges and taxes                         554,176                      421,420
-------------------------------------------------------------------------------------------------------
Interest and amortization on long-term debt                   255,707                      151,821
Other interest expense-- net                                   67,978                       22,934
Dividends on preferred securities                              25,241                        3,233
Dividends on utility preferred stock                            5,648                        6,199
-------------------------------------------------------------------------------------------------------
Total fixed charges                                           354,574                      184,187
-------------------------------------------------------------------------------------------------------
Minority interest                                                 897                          962
-------------------------------------------------------------------------------------------------------
Income before taxes                                           198,705                      236,271
Income taxes                                                   89,164                       93,060
-------------------------------------------------------------------------------------------------------
Net income                                                $   109,541                  $   143,211
-------------------------------------------------------------------------------------------------------
Weighted-average shares of common stock outstanding           344,922                      348,327
Basic earnings per share                                      $ 0.32                        $ 0.41
Diluted earnings per share                                    $ 0.32                        $ 0.41
Dividends declared per common share                           $ 0.28                        $ 0.27


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
In thousands

                                                                                       3 Months Ended
                                                                                         March 31,
-----------------------------------------------------------------------------------------------------------------
                                                                          2000                        1999
-----------------------------------------------------------------------------------------------------------------
                                                                                        (Unaudited)
Net income                                                             $   109,541                  $   143,211
Cumulative translation adjustments-- net                                   (47,082)                     (12,638)
Unrealized gain (loss) on securities-- net                                  (6,827)                      (9,146)
Reclassification adjustment for gains included in net income                    --                      (17,371)
-----------------------------------------------------------------------------------------------------------------
Comprehensive income                                                  $     55,632                  $   104,056
-----------------------------------------------------------------------------------------------------------------


   The accompanying notes are an integral part of these financial statements.

EDISON INTERNATIONAL

CONSOLIDATED BALANCE SHEETS
In thousands

                                                                              March 31,             December 31,
                                                                                2000                    1999
--------------------------------------------------------------------------------------------------------------------
                                                                           (Unaudited)
ASSETS
Cash and equivalents                                                       $   917,474             $   507,581
Receivables, including unbilled revenue, less allowances of
  $34,794 and $34,164 for uncollectible accounts at respective dates         1,336,599               1,378,422
Fuel inventory                                                                 297,540                 241,216
Materials and supplies, at average cost                                        196,957                 199,302
Accumulated deferred income taxes-- net                                        127,811                 190,508
Prepayments and other current assets                                            95,126                 152,635
--------------------------------------------------------------------------------------------------------------------
Total current assets                                                         2,971,507               2,669,664
--------------------------------------------------------------------------------------------------------------------

Nonutility property-- less accumulated provision for
  depreciation of $526,971 and $445,945 at respective dates                 12,107,088              12,352,095
Nuclear decommissioning trusts                                               2,580,656               2,508,904
Investments in partnerships and unconsolidated subsidiaries                  2,598,723               2,504,691
Investments in leveraged leases                                              1,934,489               1,884,603
Other investments                                                              162,217                 180,594
--------------------------------------------------------------------------------------------------------------------
Total investments and other assets                                          19,383,173              19,430,887
--------------------------------------------------------------------------------------------------------------------

Utility plant at original cost:
  Transmission and distribution                                             12,558,206              12,439,059
  Generation                                                                 1,736,204               1,717,676
Accumulated provision for depreciation and decommissioning                  (7,705,363)             (7,520,036)
Construction work in progress                                                  664,606                 562,651
Nuclear fuel, at amortized cost                                                117,571                 132,197
--------------------------------------------------------------------------------------------------------------------
Total utility plant                                                          7,371,224               7,331,547
--------------------------------------------------------------------------------------------------------------------

Unamortized nuclear investment-- net                                         1,167,340               1,365,848
Income tax-related deferred charges                                          1,305,704               1,272,947
Regulatory balancing accounts-- net                                          1,806,882               1,714,973
Unamortized debt issuance and reacquisition expense                            333,740                 339,806
Other deferred charges                                                       2,122,071               2,103,716
--------------------------------------------------------------------------------------------------------------------
Total deferred charges                                                       6,735,737               6,797,290
--------------------------------------------------------------------------------------------------------------------
Total assets                                                              $ 36,461,641            $ 36,229,388
--------------------------------------------------------------------------------------------------------------------


    The accompanying notes are an integral part of these financial statements.

EDISON INTERNATIONAL

CONSOLIDATED BALANCE SHEETS
In thousands, except share amounts

                                                                      March 31,            December 31,
                                                                         2000                  1999
-----------------------------------------------------------------------------------------------------------
                                                                     (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt                                                    $  2,921,735          $  2,553,376
Current portion of long-term debt                                       832,310               962,041
Accounts payable                                                        506,082               625,347
Accrued taxes                                                           478,256               406,770
Accrued interest                                                        180,321               188,773
Dividends payable                                                       108,663               100,598
Regulatory balancing accounts-- net                                     196,201                75,693
Deferred unbilled revenue and other current liabilities               2,104,937             1,929,589
----------------------------------------------------------------------------------------------------------
Total current liabilities                                             7,328,505             6,842,187
----------------------------------------------------------------------------------------------------------
Long-term debt                                                       13,570,390            13,391,636
----------------------------------------------------------------------------------------------------------
Accumulated deferred income taxes-- net                               5,732,831             5,756,824
Accumulated deferred investment tax credits                             214,380               224,636
Customer advances and other deferred credits                          1,780,918             2,094,225
Power purchase contracts                                                538,588               563,459
Other long-term liabilities                                             611,953               477,313
----------------------------------------------------------------------------------------------------------
Total deferred credits and other liabilities                          8,878,670             9,116,457
----------------------------------------------------------------------------------------------------------
Commitments and contingencies (Notes 1 and 2)


Minority interest                                                        10,354                 8,778
----------------------------------------------------------------------------------------------------------
Preferred stock of utility:
   Not subject to mandatory redemption                                  128,755               128,755
   Subject to mandatory redemption                                      255,700               255,700
Company-obligated mandatorily redeemable securities
   of subsidiaries holding solely parent company debentures             948,490               948,238
Other preferred securities                                              316,414               326,894
----------------------------------------------------------------------------------------------------------
Total preferred securities of subsidiaries                            1,649,359             1,659,587
----------------------------------------------------------------------------------------------------------
Common stock (338,059,806 and 347,207,106 shares
   outstanding at respective dates)                                   2,035,271             2,090,212
Accumulated other comprehensive income:
   Cumulative translation adjustments-- net                             (36,634)               10,448
   Unrealized gain in equity securities-- net                            24,365                31,192
Retained earnings                                                     3,001,361             3,078,891
----------------------------------------------------------------------------------------------------------
Total common shareholders' equity                                     5,024,363             5,210,743
----------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                        $  36,461,641         $  36,229,388
----------------------------------------------------------------------------------------------------------


   The accompanying notes are an integral part of these financial statements.

EDISON INTERNATIONAL

CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands

                                                                                3 Months Ended
                                                                                    March 31,
------------------------------------------------------------------------------------------------------------
                                                                         2000                      1999
------------------------------------------------------------------------------------------------------------
                                                                                   (Unaudited)
Cash flows from operating activities:
Net income                                                         $    109,541              $    143,211
Adjustments for non-cash items:
    Depreciation, decommissioning and amortization                      494,265                   423,981
    Other amortization                                                   43,038                    20,689
    Deferred income taxes and investment tax credits                      3,756                   144,279
    Equity in income from partnerships and
       unconsolidated subsidiaries                                      (37,153)                  (64,441)
    Income from leveraged leases                                        (49,952)                  (57,564)
    Other long-term liabilities                                          13,098                    52,523
    Regulatory balancing account-- long-term                            (91,909)                 (329,097)
    Net loss (gain) on sale of utility generating plants                     19                    (1,124)
    Other-- net                                                         (90,615)                  (13,492)
Changes in working capital:
    Receivables                                                          (1,266)                   53,194
    Regulatory balancing accounts                                       120,508                     3,688
    Fuel inventory, materials and supplies                                7,964                    (4,252)
    Prepayments and other current assets                                 (4,629)                   47,642
    Accrued interest and taxes                                           67,532                   (34,770)
    Accounts payable and other current liabilities                      (15,445)                   57,173
Distributions from partnerships and unconsolidated subsidiaries          39,031                    29,099
------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                               607,783                   470,739
------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Long-term debt issued                                                 2,308,153                   234,878
Long-term debt repaid                                                (2,092,890)                  (43,705)
Common stock issued                                                         134                        --
Common stock repurchased                                               (146,582)                  (92,023)
Rate reduction notes repaid                                             (60,952)                  (70,531)
Short-term debt issued-- net                                            351,622                 1,704,841
Dividends paid                                                          (93,746)                  (91,513)
Other-- net                                                             (14,362)                   (8,836)
------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                               251,377                 1,633,111
------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Additions to property and plant                                        (331,032)                 (263,649)
Purchase of nonutility generating plants                                     --                (1,800,355)
Proceeds from sale of assets                                                 --                    13,819
Funding of nuclear decommissioning trusts                               (23,182)                  (37,126)
Investments in partnerships and unconsolidated subsidiaries            (106,635)                   (6,241)
Unrealized loss on securities-- net                                      (6,827)                  (26,517)
Investment in leveraged leases                                           12,763                       466
Other-- net                                                               5,646                    42,832
------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                  (449,267)               (2,076,771)
------------------------------------------------------------------------------------------------------------
Net increase in cash and equivalents                                    409,893                    27,079
Cash and equivalents, beginning of period                               507,581                   583,556
------------------------------------------------------------------------------------------------------------
Cash and equivalents, end of period                                $    917,474              $    610,635
------------------------------------------------------------------------------------------------------------


   The accompanying notes are an integral part of these financial statements.

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management's Statement

In the opinion of management, all adjustments have been made that are necessary to present a fair statement of the financial position and results of operations for the periods covered by this report.

Edison International's significant accounting policies were described in Note 1 of "Notes to Consolidated Financial Statements" included in its 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Edison International follows the same accounting policies for interim reporting purposes. This quarterly report should be read in conjunction with Edison International's 1999 Annual Report and Form 10-K filed with the Securities and Exchange Commission (SEC).

Certain prior-period amounts were reclassified to conform to the March 31, 2000, financial statement presentation.

Note 1. Regulatory Matters

FERC Transmission Rate Case

Southern California Edison Company (SCE) filed its first Federal Energy Regulatory Commission (FERC) transmission rate case in March 1997. The filing proposed a transmission revenue requirement of $211 million. In March 1999, a proposed FERC decision was issued recommending a return on equity of 9.68% [compared to SCE's current California Public Utilities Commission (CPUC) rate for distribution of 11.6%] and a lower revenue requirement. SCE filed comments opposing the proposed decision in May 1999. In response to a FERC ruling, on November 1, 1999, SCE filed additional evidence regarding return on equity. A final FERC decision is expected by mid-2000. SCE does not expect the final decision to have a material effect on its results of operations or financial position.

Generating Plant Divestiture

In October 1999, SCE filed an application with the CPUC to approve an auction process to sell its 56% interest in the Mohave Generating Station. On April 6, 2000, the CPUC approved the auction process. On May 10, 2000, SCE agreed to sell its interest in Mohave to The AES Corporation for over $533 million. The transaction is subject to approval by the CPUC and the FERC. The sale is expected to close by November 2000.

On April 27, 2000, SCE agreed to sell its 16% interest in Palo Verde Nuclear Generating Station and its 48% interest in Four Corners Generating Station to Pinnacle West Energy for a total price of $550 million. The sale of assets at Palo Verde will be accompanied by an assignment of SCE's interest in the related decommissioning fund. Palo Verde is located in Arizona and Four Corners is located in New Mexico. The transaction, which is subject to the approval of the CPUC, the Nuclear Regulatory Commission and other state and federal entities, is expected to close by mid-2001. For a certain period of time, competing offers may be solicited and any superior offers received are subject to matching rights by Pinnacle West Energy.

Hydroelectric Market Value Filing

In December 1999, SCE filed an application with the CPUC establishing a market value for its hydroelectric generation-related assets at approximately $1.0 billion (almost twice the assets' book value) and proposing to retain and operate the hydroelectric assets under a performance-based and revenue-sharing mechanism. The application had broad-based support from labor, ratepayer and environmental groups. If approved by the CPUC, SCE would be allowed to recover an authorized, inflation-index operations and maintenance allowance, as well as a reasonable return on capital investment. A revenue-sharing arrangement would be activated if revenue from the sale of hydroelectricity exceeds or falls short of the authorized revenue requirement. SCE would then refund 90% of the excess revenue to ratepayers or recover 90% of any shortfalls from ratepayers. A final CPUC decision is expected by the end of 2000.

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

Edison International's recorded estimated minimum liability to remediate its 46 identified sites is $159 million. The ultimate costs to clean up Edison International's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. Edison International believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $281 million. The upper limit of this range of costs was estimated using assumptions least favorable to Edison International among a range of reasonably possible outcomes. In 1998, SCE sold all of its gas- and oil-fueled generation plants and has retained some liability associated with the divested properties.

The CPUC allows SCE to recover environmental-cleanup costs at 42 of its sites, representing $88 million of its recorded liability, through an incentive mechanism (SCE may request to include additional sites). Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; and shareholders fund the remaining 10%, with the opportunity to recover these costs from insurance carriers and other third parties. SCE has successfully settled insurance claims with all responsible carriers. Costs incurred at SCE's remaining sites are expected to be recovered through customer rates. SCE has recorded a regulatory asset of $122 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

Edison International's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that Edison International may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can now be made for these sites.

Edison International expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $5 million to $15 million. Recorded costs for the twelve-month period ended March 31, 2000 were $8 million.

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Spent Nuclear Fuel

Under federal law, the Department of Energy (DOE) is responsible for the selection and development of a facility for disposal of spent nuclear fuel and high-level radioactive waste. Such a facility was to be in operation by January 1998. However, the DOE did not meet its obligation. It is not certain when the DOE will begin accepting spent nuclear fuel from San Onofre or from other nuclear power plants.

SCE has primary responsibility for the interim storage of its spent nuclear fuel at San Onofre. Current capability to store spent fuel is estimated to be adequate through 2005. Meeting spent-fuel storage requirements beyond that period would require additional on-site storage capability, the costs for which have not been determined. Extended delays by the DOE could lead to consideration of costly alternatives involving siting and environmental issues. SCE has paid the DOE the required one-time fee applicable to nuclear generation at San Onofre through April 6, 1983, (approximately $24 million, plus interest). SCE is also paying the required quarterly fee equal to one mill per kilowatt-hour of nuclear-generated electricity sold after April 6, 1983.

Palo Verde on-site spent fuel storage capacity will accommodate needs until 2003 for Unit 2, and until 2004 for Units 1 and 3. Arizona Public Service Company, operating agent for Palo Verde, is constructing an interim fuel storage facility that is expected to be completed in 2002.

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


SCE and other owners of nuclear power plants may be able to recover interim storage costs arising from DOE delays in the acceptance of utility spent nuclear fuel by pursuing relief under the terms of the contracts, as directed by the courts, or through other court actions.

Note 3.  Business Segments

Edison International's reportable business segments include its electric utility operation segment (SCE), an unregulated power generation segment (Edison Mission Energy), and a capital and financial services provider segment (Edison
Capital).

Segment information for the three months ended March 31, 2000, and 1999, was:

                                                 3 Months Ended
                                                    March 31,
-------------------------------------------------------------------------
     In millions                               2000            1999
-------------------------------------------------------------------------
     Operating Revenue:
     Electric utility                      $  1,830        $  1,685
     Unregulated power generation               751             270
     Capital & financial services                66              83
     Corporate and other*                        76              58
-------------------------------------------------------------------------
     Consolidated Edison International     $  2,723        $  2,096
-------------------------------------------------------------------------
     Net Income:
     Electric utility                      $    113        $     76
     Unregulated power generation               (12)             44
     Capital & financial services                28              25
     Corporate and other*                       (19)             (2)
-------------------------------------------------------------------------
     Consolidated Edison International     $    110        $    143
-------------------------------------------------------------------------

     * Includes amounts from nonutility subsidiaries not significant as a reportable segment.


Total segment assets as March 31, 2000, were: electric utility, $17.7 billion; unregulated power generation, $16 billion; capital and financial services, $3 billion.

Note 4.  Acquisitions

On March 15, 2000, EME completed its acquisition of Edison Mission Wind Power Italy B.V., formerly known as Italian Vento Power Corp. Energy 5 B.V. Edison Mission Wind owns a 50% interest in a series of wind-generated power projects in operation or under development in Italy. Assuming all of the projects under development are completed, currently scheduled for 2002, the total capacity of these projects will be 283 MW. The purchase price of the acquisition was $45 million with equity contribution obligations of up to $17 million, depending on the number of projects that are ultimately developed.

Note 5.  Accounting Changes

Effective January 1, 2000, EME changed its accounting method for major maintenance to record such expenses as incurred. Previously, EME recorded major maintenance costs on an accrue in advance method. EME voluntarily made the change in accounting due to recent guidance provided by the Securities and Exchange Commission. The cumulative effect of the change in accounting method was an $18 million after-tax benefit.

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


On January 1, 1999, Edison International implemented a new accounting rule that requires costs related to start-up activities to be expensed as incurred. Although this new accounting rule did not materially affect Edison International's results of operations or financial position, EME wrote off $14 million on previously capitalized start-up costs in first quarter 1999.

Note 6.  Employee Compensation and Benefit Plans

As disclosed in Edison International's 1999 Annual Report on Form 10-K, Edison International's Board of Directors and its Compensation and Executive Personnel Committee have been considering an exchange offer for outstanding affiliate options issued by EME and Edison Capital. Such an exchange offer was reviewed and approved by the Board of Directors at its meetings in January and February 2000, subject to final approval by the Compensation and Executive Personnel Committee of the offer terms and documentation. The Compensation and Executive Personnel Committee and the Board of Directors have subsequently concluded that, in view of unexpected events adversely impacting the earnings from merchant plants in the United Kingdom and the price of Edison International stock, it is not advisable to make an exchange offer to the holders of EME's affiliate stock options at this time. Accordingly, the Compensation and Executive Personnel Committee, the Board of Directors and management are now concentrating on developing methods to be used in valuing EME's 1999 merchant plant acquisitions for purposes of affiliate option exercise windows and on other matters relating to future exercise windows (including other steps necessary to value the EME project portfolio at December 31, 1999). The Compensation and Executive Personnel Committee is still considering whether to proceed with the exchange offer for outstanding Edison Capital affiliate options. Upon resolution of the matters noted above, any adjustments which may be required to the accrued incentive liability will be recorded at that time.

EDISON INTERNATIONAL

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

First Quarter 2000 vs. First Quarter 1999

Earnings

Edison International's basic earnings per share were 32(cent) for first quarter 2000, compared to 41(cent) for first quarter 1999. Southern California Edison's
(SCE) first quarter 2000 earnings were 33(cent) per share, compared with 22(cent) for the same period last year. The quarterly increase for SCE was primarily due to a planned refueling outage in 1999 at the San Onofre Nuclear Generating Station and higher kilowatt-hour sales in 2000. Edison Mission Energy
(EME) lost 3(cent) for the quarter, compared to earnings of 13(cent) for the prior-year period. The decrease was primarily attributable to losses from the generating assets acquired from Commonwealth Edison (Illinois plants) in December 1999, higher interest expense and a higher effective tax rate. The decrease was partially offset by earnings from new acquisitions, the Ferrybridge and Fiddler's Ferry plants in the United Kingdom (U.K.), and the Homer City plant, which did not have comparable first quarter 1999 earnings. The earnings from the winter peaking plants in the U.K. were insufficient to offset the expected seasonal net loss from the summer peaking plants in Illinois. The Ferrybridge and Fiddler's Ferry plants' earnings were adversely impacted by lower energy prices during the first quarter of 2000 due to unseasonably warm weather and regulatory uncertainty regarding planned changes in the electricity trading arrangements. Edison Capital's earnings were 11(cent), unchanged from the same period last year. Edison Enterprises and the parent company were responsible for a 9(cent) loss in first quarter 2000, compared to a 5(cent) loss in first quarter 1999. The decrease in earnings was primarily due to higher interest expense at the parent company, partially offset by improved operating performance and lower general and administrative expenses at Edison Enterprises.

Operating Revenue

As a result of industry restructuring, customers have an option to buy power from SCE or directly from the California Power Exchange (PX), thus becoming direct access customers. Most direct access customers continue to be billed by SCE, but are also given a credit for the generation portion of their bills. Electric utility revenue increased during the first quarter of 2000, compared with the same period in 1999, as retail sales volume increased 8%. Over 92% of electric utility revenue was from retail sales. Retail rates are regulated by the California Public Utilities Commission (CPUC) and wholesale rates are regulated by the Federal Energy Regulatory Commission (FERC).

Due to warmer weather during the summer months, electric operating revenue during the third quarter of each year is significantly higher than other quarters.

Nonutility power generation revenue increased in 2000, primarily due to increases at EME related to the Ferrybridge and Fiddler's Ferry generating facilities, the Illinois plants and the Homer City plant.

Due to warmer weather during the summer months, nonutility power generation revenue from Homer City and the Illinois plants is usually higher during the third quarter of each year. In addition, EME's third quarter revenue from energy projects is materially higher than other quarters of the year due to a significant number of EME's domestic energy projects located on the western coast of the United States, which generally have power sales contracts that provide for higher payments during summer months. First Hydro and Ferrybridge and Fiddler's Ferry provide for higher nonutility power generation revenue during the winter months.

Operating Expenses

Fuel expense increased in 2000, primarily due to increased expenses at EME related to the Ferrybridge and Fiddler's Ferry generating facilities, the Illinois plants and the Homer City plant.

Purchased-power expense -- contracts decreased for the three months ended March 31, 2000, compared to the year-earlier period, primarily due to SCE entering into settlements to end its contractual obligations with certain nonutility generators (known as qualifying facilities, or QFs) and the terms in some of the QF contracts reverting to lower prices. Prior to April 1998, SCE was required under federal law and CPUC orders to enter into contracts to purchase power from QFs at CPUC-mandated prices even though energy and capacity prices under many of these contracts are generally higher than other sources. For the twelve months ended March 31, 2000, SCE paid about $1.3 billion (including energy and capacity payments) more for these power purchases than the cost of power available from other sources. SCE is continuing to purchase power under existing contracts from certain QFs and from other utilities. Power purchases from QFs and other utilities are sold through the PX.

Since April 1, 1998, SCE has been required to sell all of its generated power through the PX, schedule delivery of the power through the California Independent System Operator (ISO) and acquire all of its power from the PX to distribute to its retail customers. These transactions with the PX and ISO are reported net. For the quarter ended March 31, 2000, PX/ISO purchased-power expense decreased 35%, mainly due to the realization of hydroelectric-related ISO revenue which had been previously deferred awaiting regulatory approval.

Provisions for regulatory adjustment clauses increased for the three months ended March 31, 2000, compared to the year-earlier period. The quarterly increase reflects overcollections related to the difference between generation-related revenue and generation-related costs, as well as overcollections related to the administration of public-purpose funds.

Other operation and maintenance expenses increased in 2000, primarily reflecting increased plant operating expenses at EME due to the Illinois plants, the Ferrybridge and Fiddler's Ferry generating facilities, and the Homer City plant. This increase was partially offset by a decrease in mandated transmission service (known as must-run reliability services) expense at SCE which was caused by SCE being contractually obligated for fewer must-run units in 2000, compared to 1999.

Depreciation, decommissioning and amortization expense increased in 2000, mainly due to EME's 1999 acquisitions of the Illinois plants (in December) and the Ferrybridge and Fiddler's Ferry generating facilities (in July).

Other Income

Interest and dividend income increased in 2000, primarily due to increases in interest earned on higher balancing account undercollections at SCE.

Other nonoperating deductions decreased in 2000, primarily due to the gain on sale of an equity investment at Edison International's insurance subsidiary in first quarter 2000, as well as the absence of EME's write-off of start-up costs in first quarter 1999. These deduction decreases were almost completely offset by a nonoperating income decrease at SCE due to gains on sales of equity investments in first quarter 1999.

Fixed Charges and Taxes

Interest and amortization on long-term debt increased in 2000, reflecting additional long-term debt at EME to finance its acquisition of the Homer City plant, the Ferrybridge and Fiddler's Ferry generating facilities, and the Illinois plants. Increased long-term debt at Edison International (parent company) also contributed to the increased interest expense.

Other interest expense increased in 2000, mostly due to additional debt financing for EME's 1999 acquisitions of the Illinois plants, the Ferrybridge and Fiddler's Ferry generating facilities and the Homer City plant. Higher overall short-term debt balances at both SCE and Edison International, the parent company, also contributed to the increase in first quarter 2000.

Dividends on preferred securities increased in 2000, reflecting the additional issuance of preferred securities at EME during 1999, and the issuance of quarterly income securities at Edison International, the parent company, in July and October 1999. Proceeds from the issuances were used primarily to finance EME's 1999 acquisitions of a 40% interest in Contact Energy Ltd., the Fiddler's Ferry and Ferrybridge generating facilities, and the Illinois plants.

Income taxes decreased slightly in 2000, as decreases at EME and Edison International (parent) were almost completely offset by an increase at SCE. EME's decrease reflects lower first quarter 2000 earnings (see additional discussion in Market Risk Exposures - EME Issues) while the decrease at Edison International (parent) was the result of significantly lower pre-tax income. The increase at SCE was mainly due to higher pre-tax income.

Financial Condition

Edison International's liquidity is primarily affected by debt maturities, dividend payments, capital expenditures, and investments in partnerships and unconsolidated subsidiaries. Capital resources include cash from operations and external financings.

Edison International's Board of Directors has authorized the repurchase of up to $2.8 billion of its outstanding shares of common stock. In the first quarter of 2000, Edison International repurchased more than 9 million shares (approximately $150 million) of its common stock. These repurchases were the first to occur since first quarter 1999. Edison International has now repurchased approximately 110 million shares ($2.6 billion) between January 1, 1995, and March 31, 2000, funded by dividends from its subsidiaries. On March 16, 2000, Edison International increased its annual common stock dividend from $1.08 to $1.12, a 3.7% increase. Edison International's dividend payout ratio for the twelve-month period ended March 31, 2000, was 64%.

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $608 million in the first quarter of 2000, compared to $471 million in the first quarter of 1999. For the first quarter of 2000, Edison International's cash flow coverage of dividends was 6.5 times, compared to 5.1 times for the year-earlier period.

Cash Flows from Financing Activities

At March 31, 2000, Edison International and its subsidiaries had $898 million of borrowing capacity available under lines of credit totaling $2.6 billion. SCE had total lines of credit of $1.25 billion, with $1 million available for short-term debt and $515 million available for the long-term refinancing of its variable-rate pollution-control bonds. The parent company had total lines of credit of $590 million, with $8 million available. The nonutility subsidiaries had total lines of credit of $800 million, with $374 million available to finance general cash requirements. These unsecured lines of credit are at negotiated or bank index rates with various expiration dates.

Both EME's short-term and long-term debt are used for general corporate purposes as well as acquisitions. SCE's short-term debt is used to finance fuel inventories and general cash requirements. SCE's long-term debt is used mainly to finance capital expenditures. SCE's external financings are influenced by market conditions and other factors, including limitations imposed by its articles of incorporation and trust indenture. As of March 31, 2000, SCE could issue approximately $11.6 billion of additional first and refunding mortgage bonds and $2.8 billion of preferred stock at current interest and dividend rates.

EME has firm commitments of $220 million to make equity and other contributions for the ISAB project in Italy, the EcoElectrica project in Puerto Rico, the Tri Energy project in Thailand and the Italian wind projects. EME also has contingent obligations to make additional contributions of $123 million, primarily for equity support guarantees related to the Paiton project in Indonesia.

EME may incur additional obligations to make equity and other contributions to projects in the future. EME believes it will have sufficient liquidity to meet these equity requirements from cash provided by operating activities, proceeds from the repayment of loans to energy projects and funds available from EME's revolving line of credit.

Edison Capital has firm commitments of $331 million to fund affordable housing, and energy and infrastructure investments.

California law prohibits SCE from incurring or guaranteeing debt for its nonutility affiliates. Additionally, the CPUC regulates SCE's capital structure, limiting the dividends it may pay Edison International. At March 31, 2000, SCE had the capacity to pay $81 million in additional dividends and continue to maintain its authorized capital structure. These restrictions are not expected to affect Edison International's ability to meet its cash obligations.

In December 1997, $2.5 billion of rate reduction notes were issued on behalf of SCE by SCE Funding LLC, a special purpose entity. These notes were issued to finance the 10% rate reduction mandated by state law. The proceeds of the rate reduction notes were used by SCE Funding LLC to purchase from SCE an enforceable right known as transition property. Transition property is a current property right created by the restructuring legislation and a financing order of the CPUC and consists generally of the right to be paid a specified amount from non-bypassable rates charged to residential and small commercial customers. The rate reduction notes are being repaid over 10 years through these non-bypassable residential and small commercial customer rates which constitute the transition property purchased by SCE Funding LLC. The remaining series of outstanding rate reduction notes have scheduled maturities beginning in 2001 and ending in 2007, with interest rates ranging from 6.17% to 6.42%. The notes are secured by the transition property and are not secured by, or payable from, assets of SCE or Edison International. SCE used the proceeds from the sale of the transition property to retire debt and equity securities.

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

Cash Flows from Investing Activities

Cash flows from investing activities are affected by additions to property and plant, purchases and sales of assets, the nonutility companies' investments in partnerships and unconsolidated subsidiaries, and funding of nuclear decommissioning trusts. Decommissioning costs are recovered in rates. SCE estimates that it will spend approximately $8.6 billion through 2060 to decommission its nuclear facilities. This estimate is based on SCE's current-dollar decommissioning costs ($2.1 billion), escalated at rates ranging from 0.3% to 10.0% (depending on the cost element) annually. These costs are expected to be funded from independent decommissioning trusts which receive SCE contributions of approximately $25 million per year.

Cash used for the nonutility subsidiaries' investing activities was $172 million for the three-month period ended March 31, 2000, compared to $1.8 billion for the same period in 1999. The decrease in 2000 reflects EME's acquisition of the Homer City plant in first quarter 1999.

Projected Capital Requirements

Edison International's projected construction expenditures for the next five years are: 2000 - $1.4 billion; 2001 - $1.2 billion; 2002 - $1.1 billion; 2003 -
$1.0 billion; and 2004 - $908 million.

Long-term debt maturities and sinking fund requirements for the five twelve-month periods following March 31, 2000, are: 2001 - $809 million; 2002 - $1.2 billion; 2003 - $777 million; 2004 - $670 million; and 2005 - $719 million.

Preferred stock redemption requirements for the five twelve-month periods following March 31, 2000, are: 2001 and 2002 - zero; 2003 - $109 million; 2004 -
$9 million; and 2005 - $9 million.

Market Risk Exposures

Edison International's primary market risk exposures arise from fluctuations in energy prices, interest rates and foreign exchange rates. Edison International's risk management policy allows the use of derivative financial instruments to manage its financial exposures, but prohibits the use of these instruments for speculative or trading purposes.

SCE Issues

As a result of the rate freeze established in the restructuring legislation, SCE's transition costs are recovered as the residual component of rates once the costs for distribution, transmission, public purpose programs, nuclear decommissioning and the cost of supplying power to its customers through the PX and ISO have already been recovered. Accordingly, more revenue will be available to cover transition costs when market prices in the PX and ISO are low than when PX and ISO prices are high. The PX and ISO market prices to date have generally been consistent, although some irregular price spikes have occurred. The ISO has responded to price spikes in the market for reliability services (referred to as ancillary services) by imposing a price cap on the market for such services until certain actions have been completed to improve the functioning of those markets. Similarly, the ISO currently maintains a cap on its market for imbalance energy until adequate measures to improve the efficient operation of the market have been implemented. The caps in these markets mitigate the risk of costly price spikes that would reduce the revenue available to SCE to pay transition costs. The price cap instituted by the ISO in the summer of 1998 was $250/MWh. In October 1999, that cap was raised to $750/MWh and will remain at that level through November 15, 2000. SCE has entered into gas call options to mitigate high natural gas prices, since increases in natural gas prices tend to raise the price of electricity.

In July 1999, SCE began participating in forward purchases through a PX block forward market. In the PX block forward market, SCE can purchase monthly blocks of energy or ancillary services for six days a week (excluding Sundays and holidays) for 8 to 16 hours a day. These purchases can be made up to 12 months in advance of the delivery date. The CPUC originally limited SCE's use of the PX block forward market to a maximum of approximately 2,000 MW in any month. The PX requested and was granted authority from the FERC to sell other forward products including a peak product, six days a week, for eight hours a day. SCE requested rate-making treatment from the CPUC for its use of these additional products, and requested an expansion of the limits from all forward PX products up to 5,200 MW in summer months. These requests were granted in March 2000. SCE requested permission from the CPUC to begin a demand responsiveness program that would allow customers to be paid to curtail their load during times of very high prices. The CPUC approved SCE's request for this program in April 2000.

EME Issues

Changes in interest rates, electricity pool pricing and fluctuations in foreign currency exchange rates can have a significant impact on EME's results of operations. EME has mitigated a portion of the risk of interest rate fluctuations by arranging for fixed rate or variable rate financing with interest rate swaps or other hedging mechanisms for a number of its project financings. Interest expense includes $5 million for the three month period ended March 31, 2000, and $6 million for the same period in 1999, as a result of

EME Issues


interest rate swap and collar agreements. Several of EME's interest rate swap and collar agreements mature prior to their underlying debt.

EME hedges a portion of the electric output of its plants in order to lock in desirable outcomes. EME also manages the margin between electric prices and fuel prices when deemed appropriate. EME uses forward contracts, swaps, futures or option contracts to achieve these objectives.

Projects in the U.K. sell their electric energy and capacity through a centralized electricity pool, which establishes a half-hourly clearing price, or pool price, for electric energy. The pool price is extremely volatile, and can vary by a factor of 10 or more over the course of a few hours due to large differentials in demand according to the time of day. First Hydro and Ferrybridge and Fiddler's Ferry mitigate a portion of the market risk of the pool by entering into contracts for differences (electricity rate swap agreements), related to either the selling or purchasing price of power, where a contract specifies a price at which the electricity will be traded, and the parties to the agreements make payments, calculated on the difference between the price in the contract and the pool price for the element of power under contract. These contracts are sold in various structures. These contracts act as a means of stabilizing production revenue or purchasing costs by removing an element of their net exposure to pool price volatility. A proposal to replace the current structure of the pool and the forward-contracts market to require firm physical delivery has been made by the Director General of Electricity supply, at the request of the Minister for Science, Energy and Industry in the U.K. The Minister has recommended that the proposal be implemented by October 2000. This proposal has placed a significant downward pressure on forward contract prices. Legislation in the form of a Utilities Bill, published on January 20, 2000, is being introduced to allow for the implementation of new trading arrangements and the necessary amendments to generators' licenses. A warmer than average winter, the entry of new operations into the generation market, the introduction of the new electricity trading arrangements coupled with uncertainties surrounding the new Utilities Bill and a proposed "good behavior" clause, discussed below, have depressed anticipated prices for winter 2000/2001. As a result of these events, EME expects lower than anticipated revenue from its Ferrybridge and Fiddler's Ferry plants.

The Utilities Bill, which includes several consumer and environmental protection measures, is scheduled to become law by July 2000. While the U.K. government recognizes the need to strike a balance between consumer and shareholder interests, the proposals have far-reaching implications for the utilities sector.

In December 1999, the U.K. Director General of Electricity Supply gave notice of an intention to introduce a new condition into the licenses of a number of generators to curb the perceived exercise of market power in the determination of wholesale electricity prices. The majority of the major generators have accepted the new clauses, including EME, which has sought and received specific assurances from the Regulator on the definition of market abuse and the way the clauses will be interpreted in the future.

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

Commonwealth Edison (ComEd) entered into purchase power agreements in which ComEd will purchase capacity and have the right to purchase energy generated by the Illinois plants. The agreements, which began in December 1999, and have a term of up to five years, provide for capacity and energy payments. ComEd will be obligated to make a capacity payment for the units under contract and an energy payment for the electricity produced by these units. The capacity payment will provide the Illinois plants revenue for fixed charges, and the energy payment will compensate the Illinois plants for variable costs of production. If ComEd does not fully dispatch the units under contract, the Illinois plants may sell, subject to certain conditions, the excess energy at market prices to neighboring utilities, municipalities, third party electric retailers, large consumers and power marketers on a spot basis.

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

EME's electric revenue increased by $37 million for the three months ended March 31, 2000, compared to an increase of $22 million for the same period in 1999, as a result of electricity rate swap agreements and other hedging activities.

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

Paiton Project

A wholly owned subsidiary of EME owns a 40% interest in the Paiton project, a 1,230-MW coal-fired power plant in Indonesia. The tariff is higher in the early years and steps down over time. The tariff for the Paiton project includes infrastructure to be used in common by other units at the Paiton complex. The plant's output is fully contracted with the state-owned electricity company for payment in Indonesian Rupiah, with the portion of such payments intended to cover non-Rupiah project costs (including returns to investors) indexed to the Indonesian Rupiah/U.S. dollar exchange rate established at the time of the power purchase agreement in February 1994. The state-owned electricity company's payment obligations are supported by the Indonesian government. The project received substantial finance and insurance support from the Export-Import Bank of the United States, The Export-Import Bank of Japan, the U.S. Overseas Private Investment Corporation and the Ministry of International Trade and Industry of Japan. The projected rate of growth of the Indonesian economy and the exchange rate of Indonesian Rupiah into U.S. dollars have deteriorated significantly since the Paiton project was contracted, approved and financed. The Paiton project's senior debt ratings have been reduced from investment grade to speculative grade based on the rating agencies' perceived increased risk that the state-owned electricity company might not be able to honor the electricity sales contract with Paiton. The Indonesian government has arranged to reschedule sovereign debt owed to foreign governments and has entered into discussions about rescheduling sovereign debt owed to private lenders. Certain events have occurred (including those discussed in the subsequent paragraph) which, with the passage of time or upon notice, may mature into defaults of the project's debt agreement. In October 1999, the project entered into an interim agreement with its lenders, in which the lenders waived such defaults until July 31, 2000. However, such waiver may expire on an earlier date if additional defaults (other than those specifically waived) or certain other specified events occur.

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

On February 21, 2000, Paiton and the state-owned electricity company executed an Interim Agreement in which the power purchase agreement will be administered pending a long-term restructure of the power purchase agreement. Among other things, the Interim Agreement provides for dispatch of the project, fixed monthly capacity payments to Paiton by the state-owned electricity company, and the standstill of any further legal proceedings by either party during the term of the Interim Agreement. The first two capacity payments totaling $15 million have been received. The Agreement runs through December 31, 2000, and may be extended by mutual agreement. The state-owned electricity company and Paiton have agreed that negotiations on a long-term restructuring of the tariff will begin in May 2000. Any material modifications of the contract could also require a renegotiation of the Paiton project's debt agreement. The impact of any such renegotiations with the state-owned electricity company, the Indonesian government or the project's creditors on EME's expected return on its investment in Paiton is uncertain at this time; however, EME believes that it will ultimately recover its investment in the project.

EME's Acquisitions

On March 15, 2000, EME completed its acquisition of Edison Mission Wind Power Italy B.V., formerly known as Italian Vento Power Corp. Energy 5 B.V. Edison Mission Wind owns a 50% interest in a series of wind-generated power projects in operation or under development in Italy. Assuming all of the projects under development are completed, currently scheduled for 2002, the total capacity of these projects will be 283 MW. The purchase price of the acquisition was $45 million, with equity contribution obligations of up to $17 million, depending on the number of projects that are ultimately developed.

SCE's Regulatory Environment

SCE currently operates in a highly regulated environment in which it has an obligation to deliver electric service to customers in return for an exclusive franchise within its service territory. This regulatory environment continues to change as California moves toward a more competitive climate. SCE continues to recover its stranded costs associated with generation-related assets through the CTC. The 1996 restructuring legislation (Statute) included provisions to finance a portion of the stranded costs that residential and small commercial customers would have paid between 1998 and 2001, which allowed SCE to reduce rates by at least 10% to these customers, effective January 1, 1998. The Statute mandated other rates to remain frozen at June 1996 levels (system average of 10.1(cent) per kilowatt-hour), including those for large commercial and industrial customers, and included provisions for continued funding for energy conservation, low-income programs and renewable resources. Despite the rate freeze, SCE expects to be able to recover its revenue requirement during the transition period.

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

SCE's transition costs are being recovered through a non-bypassable CTC. This charge applies to all customers who were using or began using utility services on or after the CPUC's December 1995 restructuring decision date. SCE's transition costs arise from QF contracts, which are the direct result of prior legislative and regulatory mandates, costs pertaining to certain generating assets (including the 1998 sale of SCE's generating plants) and regulatory commitments consisting of costs incurred (whose recovery has been deferred by the CPUC) to provide service to customers. Such commitments include the recovery of income tax benefits previously flowed through to customers, postretirement benefit transition costs, accelerated recovery of San Onofre Units 2 and 3 and the Palo Verde units, and certain other costs. Transition costs related to power-purchase contracts are being recovered through the terms of the contracts while most of the remaining transition costs will be recovered through 2001. During 1998, SCE sold all of its gas- and oil-fueled generation plants for $1.2 billion, over $500 million more than the combined book value. Net proceeds of the sales were used to reduce stranded costs, which otherwise were expected to be collected through the CTC mechanism. If events occur during the restructuring process that result in all or a portion of the transition costs being improbable of recovery, SCE could have write-offs associated with these costs if they are not recovered through another regulatory mechanism.

Revenue from generation-related operations is being determined through the market and the CTC mechanism, which now includes the nuclear rate-making agreements. The portion of revenue related to fossil and hydroelectric generation operations that is made uneconomic by electric industry restructuring is recovered through the CTC mechanism. The portion that is economic is recovered through the market. SCE's costs associated with its hydroelectric plants are being recovered through a performance-based mechanism. The mechanism sets the hydroelectric revenue requirement and establishes a formula for extending it through the duration of the electric industry restructuring transition period, or until market valuation of the hydroelectric facilities, whichever occurs first. The mechanism provides that power sales revenue from hydroelectric facilities in excess of the hydroelectric revenue requirement be credited against the costs to transition to a competitive market. In 2000, fossil and hydroelectric generation assets have the opportunity to earn a 7.22% return. SCE has filed an application with the CPUC regarding the market valuation of its hydroelectric facilities. See additional discussions below regarding hydroelectric valuation, Mohave Generating Station auction and pending Four Corners Generating Station sale.

SCE is recovering its investment in its nuclear facilities on an accelerated basis in exchange for a lower authorized rate of return. SCE's nuclear assets are earning an annual rate of return of 7.35%. In addition, the San Onofre plan authorizes a fixed rate of approximately 4(cent) per kilowatt-hour generated for operating costs including incremental capital costs, and nuclear fuel and nuclear fuel financing costs. The San Onofre plan commenced in April 1996, and ends in December 2001 for the accelerated recovery portion and in December 2003 for the incentive-pricing portion. Palo Verde's operating costs, including incremental capital costs, and nuclear fuel and nuclear fuel financing costs, are subject to balancing account treatment. The Palo Verde plan commenced in January 1997 and ends in December 2001. Beginning January 1, 1998, both the San Onofre and Palo Verde rate-making plans became part of the CTC mechanism. SCE has entered into an agreement to sell its investment in Palo Verde (see discussion below).

In March 1997, SCE filed its first FERC transmission rate case. In March 1999, a proposed FERC decision was issued which recommended a reduced rate of return on equity of 9.68% (compared to SCE's current CPUC rate for distribution of 11.6%) and a reduced return on transmission assets of 8.41% (compared to the current rate of 9.43% being earned on transmission assets). SCE filed comments opposing the proposed decision in May 1999. In response to a FERC ruling, in November 1999, SCE filed additional evidence regarding return on equity. A final FERC decision is expected by mid-2000. SCE does not expect the final decision to have a material effect on its results of operations or financial position.

In October 1999, SCE filed an application with the CPUC to approve an auction process to sell its 56% interest in the Mohave Generating Station. On April 6, 2000, the CPUC approved the auction process. On May 10, 2000, SCE agreed to sell its interest in Mohave to The AES Corporation for over $533 million. The transaction is subject to approval by the CPUC and the FERC. The sale is expected to close by November 2000.

In December 1999, SCE filed an application with the CPUC establishing a market value for its hydroelectric generation-related assets at approximately $1.0 billion (almost twice the assets' book value) and proposing to retain and operate the hydroelectric assets under a performance-based and revenue-sharing mechanism. The application had broad-based support from labor, ratepayer and environmental groups. If approved by the CPUC, SCE would be allowed to recover an authorized, inflation-index operations and maintenance allowance, as well as a reasonable return on capital investment. A revenue-sharing arrangement would be activated if revenue from the sale of hydroelectricity exceeds or falls short of the authorized revenue requirement. SCE would then refund 90% of the excess revenue to ratepayers or recover 90% of any shortfalls from ratepayers. A final CPUC decision is expected by the end of 2000.

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

On April 27, 2000, SCE agreed to sell its 16% interest in Palo Verde and its 48% interest in Four Corners Generating Station to Pinnacle West Energy for a total price of $550 million. The sale of assets at Palo Verde will be accompanied by an assignment of SCE's interest in the related decommissioning fund. The transaction, which is subject to the approval of the CPUC, Nuclear Regulatory Commission and other state and federal entities, is expected to close by mid-2001. For a certain period of time, competing offers may be solicited and any superior offers received are subject to matching rights by Pinnacle West Energy.

Accounting for Utility Generation-Related Assets

As the CPUC's electric industry restructuring plan continues as described above, SCE is allowed to recover its transition costs through non-bypassable charges to its distribution customers (although its investment in certain generation assets is subject to a lower authorized rate of return). In 1997, SCE discontinued application of accounting principles for rate-regulated enterprises for its generation assets based on new accounting guidance. The new guidance did not require SCE to write off any of its generation-related assets, including related regulatory assets because the restructuring plan referred to above makes probable their recovery through a non-bypassable charge to distribution customers. The regulatory assets are comprised of accelerated income tax benefits previously flowed through to customers, purchased power contract termination payments and unamortized losses on reacquired debt. The new accounting guidance also permits the recording of new generation-related regulatory assets during the transition period that are probable of recovery through the CTC mechanism.

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

If during the transition period events were to occur that made the recovery of these generation-related regulatory assets no longer probable, SCE would be required to write off the remaining balance of such assets (approximately $2.5 billion, after tax, at March 31, 2000) as a one-time, non-cash charge against earnings. At this time, SCE cannot predict what other revisions will ultimately be made during the restructuring process in subsequent proceedings or the effect, after the transition period, that competition will have on its results of operations or financial position.

Environmental Protection

Edison International is subject to numerous environmental laws and regulations, which require it to incur substantial costs to operate existing facilities, construct and operate new facilities, and mitigate or remove the effect of past operations on the environment.

As further discussed in Note 2 to the Consolidated Financial Statements, Edison International records its environmental liabilities when site assessments and/or remedial actions are probable and a range of reasonably likely cleanup costs can be estimated. Edison International's recorded estimated minimum liability to remediate its 46 identified sites is $159 million. One of SCE's sites, a former pole-treating facility, is considered a federal Superfund site and represents 40% of its recorded liability. Edison International believes that, due to uncertainties inherent in the estimation process, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $281 million. In 1998, SCE sold all of its gas- and oil-fueled power plants but has retained some liability associated with the divested properties.

The CPUC allows SCE to recover environmental-cleanup costs at 42 of its sites, representing $88 million of its recorded liability, through an incentive mechanism, which is discussed in Note 2. SCE has recorded a regulatory asset of $122 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

Edison International's identified sites include several sites for which there is a lack of currently available information. As a result, no reasonable estimate of cleanup costs can be made for these sites. Edison International expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $5 million to $15 million. Recorded costs for the twelve months ended March 31, 2000, were $8 million.

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

The 1990 Federal Clean Air Act requires power producers to have emissions allowances to emit sulfur dioxide. Power companies receive emissions allowances from the federal government and may bank or sell excess allowances. SCE expects to have excess allowances under Phase II of the Clean Air Act (2000 and later). A study was undertaken to determine the specific impact of air contaminant emissions from the Mohave Generating Station on visibility in Grand Canyon National Park. The final report on this study, which was issued in March 1999, found negligible correlation between measured Mohave station tracer concentrations and visibility impairment. The absence of any obvious relationship cannot rule out Mohave station contributions to haze in Grand Canyon National Park, but strongly suggests that other sources were primarily responsible for the haze. In June 1999, the Environmental Protection Agency (EPA) issued an advanced notice of proposed rulemaking regarding assessment of visibility impairment at the Grand Canyon. SCE filed comments on the proposed rulemaking in November 1999. In 1998, several environmental groups filed suit against the co-owners of the Mohave station regarding alleged violations of emissions limits. In order to accelerate resolution of key environmental issues regarding the plant, the parties filed, in concurrence with SCE and the other station owners, a consent decree, which was approved by the court in December 1999. In a letter to SCE, the EPA has expressed its belief that the controls provided in the consent decree will likely resolve the potential Clean Air Act visibility concerns. The EPA is considering incorporating the decree into the visibility provisions of its Federal Implementation Plan for Nevada.

Edison International's projected environmental capital expenditures are $1.5 billion for the 2000-2004 period, mainly for undergrounding certain transmission and distribution lines at SCE and upgrading environmental controls at EME.

San Onofre Steam Generator Tubes

The San Onofre Units 2 and 3 steam generators have performed relatively well through the first 16 years of operation. The steam generator design allows for the removal of up to 10% of the tubes before the rated capacity of the unit must be reduced. Increased tube degradation was found during routine inspections in 1997. To date, 7.5% of Unit 2's tubes and 5.4% of Unit 3's tubes have been removed from service. A decreasing (favorable) trend in degradation has been observed in more recent inspections.

Accounting Changes

Effective January 1, 2000, EME changed its accounting method for major maintenance to record such expenses as incurred. Previously, EME recorded major maintenance costs on an accrue in advance method. EME voluntarily made the change in accounting due to recent guidance provided by the Securities and Exchange Commission. The cumulative effect of the change in accounting method was an $18 million after-tax benefit.

On January 1, 1999, Edison International implemented a new accounting rule that requires costs related to start-up activities to be expensed as incurred. Although this new accounting rule did not materially affect Edison International's results of operations or financial position, EME wrote off $14 million in previously capitalized start-up costs in first quarter 1999.

In June 1998, a new accounting standard for derivative instruments and hedging activities was issued. The new standard, which Edison International will be required to implement on January 1, 2001, requires all derivatives to be recognized on the balance sheet at fair value. Gains or losses from changes in fair value would be recognized in earnings in the period of change unless the derivative is designated as a hedging instrument. Gains or losses from hedges of a forecasted transaction or foreign currency exposure would be reflected in other comprehensive income. Gains or losses from hedges of a recognized asset or liability or a firm commitment would be reflected in earnings for the ineffective portion of the hedge. SCE anticipates that most of its derivatives under the new standard would qualify for hedge accounting. SCE expects to recover in rates any market price changes from its derivatives that could potentially affect earnings. Edison International is studying the impact of the new standard on its nonutility subsidiaries, and is unable to predict at this time the impact on its financial statements.

Forward-looking Information

In the preceding Management's Discussion and Analysis of Results of Operations and Financial Condition and elsewhere in this quarterly report, the words estimates, expects, anticipates, believes, and other similar expressions are intended to identify forward-looking information that involves risks and uncertainties. Actual results or outcomes could differ materially as a result of such important factors as further actions by state and federal regulatory bodies setting rates and implementing the restructuring of the electric utility industry; the effects, unfavorable interpretations and applications of new or existing laws and regulations relating to restructuring, taxes and other matters; the effects of increased competition in the electric utility business and other energy-related businesses, including direct customer access to retail energy suppliers and the unbundling of revenue cycle services such as metering and billing; changes in prices of electricity and fuel costs; changes in financial market conditions; risks of doing business in foreign countries, such as political changes and currency devaluations; power plant construction and operation risks; the ability to sell or retain electric generation assets; new or increased environmental liabilities; the ability to create and expand new businesses, such as telecommunications; and other unforeseen events.

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

Effective February 8, 2000, the parties entered into confidential agreements resolving all claims in the consolidated action and calling for dismissals with prejudice and releases. The settlement is subject to the approval of the CPUC. On February 10, 2000, the Court approved a stipulation staying all proceedings during the period required to obtain CPUC approval. On April 26, 2000, SCE filed an application to obtain such approval. The settlement is not expected to have a material financial effect on SCE.

Item 4.  Submission of Matters to a Vote of Security Holders

Election of Directors

At Edison International's Annual Meeting of Shareholders on April 20, 2000, shareholders elected thirteen nominees to the Board of Directors. The number of broker non-votes for each nominee was zero. The number of votes cast for and withheld from each Director-nominee were as follows:

                                                Number of Votes
--------------------------------------------------------------------------
                Name                       For                Withheld
--------------------------------------------------------------------------

         John E. Bryson                287,405,875           7,931,036
         Warren Christopher            285,708,853           9,628,058
         Stephen E. Frank              287,961,165           7,375,746
         Joan C. Hanley                287,879,576           7,457,335
         Carl F. Huntsinger            287,834,637           7,502,274
         Charles D. Miller             287,629,657           7,707,254
         Luis G. Nogales               287,881,852           7,455,059
         Ronald L. Olson               286,492,801           8,884,110
         James M. Rosser               287,976,247           7,360,664
         Robert H. Smith               288,043,802           7,293,109
         Thomas C. Sutton              288,107,808           7,229,103
         Daniel M. Tellep              287,990,022           7,346,889
         Edward Zapanta                287,889,918           7,446,993

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     3.1 Restated Articles of Incorporation of Edison International dated May 7, 1998 (File No. 1-9936, Form 10-K for the year ended December 31,
          1998)*

     3.2  Certificate  of  Determination   of  Series  A  Junior   participating
          Cumulative Preferred Stock of Edison International dated November 21, 1996 (Form 8-A dated November 21, 1996)*

     3.3 Amended Bylaws of Edison International as adopted by the Board of Directors on February 17, 2000 (File No. 1-9936, filed as Exhibit 3.3 to Form 10-K for the year ended December 31, 1999)*

     10.1 Form  of  Agreement  for  2000   Employee   Awards  under  the  Equity
          Compensation Plan

     10.2 Resolution regarding the computation of disability and survivor benefits prior to age 55 for Alan J. Fohrer

     10.3 Agreement  among Edward R.  Muller,  Edison  International  and Edison
          Mission Energy concerning the terms of Mr. Muller's employment separation

     11   Computation of Primary and Fully Diluted Earnings per Share

     27   Financial Data Schedule


(b)  Reports on Form 8-K:

     None


---------------------
* Incorporated by reference pursuant to Rule 12b-32.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            EDISON INTERNATIONAL
                                                 (Registrant)

                                            By   THOMAS M. NOONAN
                                                 ------------------------------
                                                 THOMAS M. NOONAN
                                                 Vice President and Controller

                                            By   KENNETH S. STEWART
                                                 ------------------------------
                                                 KENNETH S. STEWART
                                                 Assistant General Counsel and
                                                 Assistant Secretary

May 12, 2000