Form 10-Q
period 2000-06-30
EDISON INTERNATIONAL
filed 2000-08-11
CIK 827052

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                   June 30, 2000
                               -------------------------------------------------
                                       OR

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                         to
                               ------------------------   ----------------------

                          Commission File Number 1-9936

                              EDISON INTERNATIONAL
             (Exact name of registrant as specified in its charter)

             CALIFORNIA                                     95-4137452
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

Yes   X          No ___

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                Class                          Outstanding at August 9, 2000
----------------------------------------   ------------------------------------
      Common Stock, no par value                     325,811,206

EDISON INTERNATIONAL

                                      INDEX
                                      -----
                                                                         Page
                                                                          No.
                                                                         ----
Part I.Financial Information:

  Item 1. Consolidated Financial Statements:

          Consolidated Statements of Income - Three and Six Months
               Ended June 30, 2000, and 1999                           1

          Consolidated Statements of Comprehensive Income -
               Three and Six Months Ended June 30, 2000, and 1999      1

          Consolidated Balance Sheets - June 30, 2000,
               and December 31, 1999                                   2

          Consolidated Statements of Cash Flows - Six Months
               Ended June 30, 2000, and 1999                           4

          Notes to Consolidated Financial Statements                   5

  Item 2. Management's Discussion and Analysis of Results
                        of Operations and Financial Condition         11

Part II.  Other Information:

  Item 1. Legal Proceedings                                           26

  Item 6. Exhibits and Reports on Form 8-K                            28

EDISON INTERNATIONAL

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
In thousands, except per-share amounts

                                                           3 Months Ended                     6 Months Ended
                                                              June 30,                           June 30,
-------------------------------------------------------------------------------------------------------------------
                                                          2000           1999                2000           1999
-------------------------------------------------------------------------------------------------------------------
                                                                                (Unaudited)
Electric utility                                     $ 1,853,024       $ 1,725,705      $ 3,682,716     $ 3,410,539
Nonutility power generation                              755,322           269,426        1,506,075         539,236
Financial services and other                             140,818           125,768          283,693         267,021
-------------------------------------------------------------------------------------------------------------------
Total operating revenue                                2,749,164         2,120,899        5,472,484       4,216,796
-------------------------------------------------------------------------------------------------------------------

Fuel                                                     258,508           116,670          594,012         222,765
Purchased power - contracts                              435,429           422,754          863,603       1,032,660
Purchased power - PX/ISO - net                           251,641            99,246          323,686         224,546
Provisions for regulatory adjustment clauses - net       (97,291)          (80,632)           5,662        (360,268)
Other operation and maintenance                          828,265           725,966        1,555,823       1,394,043
Depreciation, decommissioning and amortization           485,846           429,518          980,111         853,497
Property and other taxes                                  30,035            29,678           70,110          68,833
Net gain on sale of utility plant                           (308)             (724)          (6,531)         (2,925)
-------------------------------------------------------------------------------------------------------------------
Total operating expenses                               2,192,125         1,742,476        4,386,476       3,433,151
-------------------------------------------------------------------------------------------------------------------
Operating income                                         557,039           378,423        1,086,008         783,645
-------------------------------------------------------------------------------------------------------------------
Interest and dividend income                              37,657            22,753           62,898          43,124
Other nonoperating income - net                              596            17,801              567          13,625
-------------------------------------------------------------------------------------------------------------------
Total other income - net                                  38,253            40,554           63,465          56,749
-------------------------------------------------------------------------------------------------------------------
Income before interest and other expenses                595,292           418,977        1,149,473         840,394
-------------------------------------------------------------------------------------------------------------------
Interest and amortization on long-term debt              276,623           169,534          532,330         321,353
Other interest expense - net                              58,729            35,569          126,707          58,503
Dividends on preferred securities                         25,308             4,145           50,552           7,378
Dividends on utility preferred stock                       4,571             5,609           10,219          11,808
-------------------------------------------------------------------------------------------------------------------
Total fixed charges                                      365,231           214,857          719,808         399,042
-------------------------------------------------------------------------------------------------------------------
Minority interest                                            561             1,046            1,459           2,008
-------------------------------------------------------------------------------------------------------------------
Income before taxes                                      229,500           203,074          428,206         439,344
Income taxes                                              92,333            74,652          181,497         167,711
-------------------------------------------------------------------------------------------------------------------
Net income                                             $ 137,167         $ 128,422        $ 246,709       $ 271,633
-------------------------------------------------------------------------------------------------------------------

Weighted-average shares of common stock
   outstanding                                           331,695           347,204          338,344         347,846
Basic earnings per share                                    $.41              $.37             $.73            $.78
Diluted earnings per share                                  $.41              $.37             $.73            $.78
Dividends declared per common share                         $.28              $.27             $.56            $.54

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
In thousands
                                                           3 Months Ended                     6 Months Ended
                                                              June 30,                           June 30,
-------------------------------------------------------------------------------------------------------------------
                                                          2000             1999              2000           1999
-------------------------------------------------------------------------------------------------------------------
                                                                               (Unaudited)
Net income                                             $ 137,167         $ 128,422        $ 246,709       $ 271,633
Cumulative translation adjustments - net                 (99,737)          (29,076)        (146,819)        (41,714)
Unrealized gain (loss) on securities - net                 1,974            (1,876)          (4,853)        (11,022)
Reclassification adjustment for gains included
   in net income                                         (24,487)          (14,874)         (24,487)        (32,245)
-------------------------------------------------------------------------------------------------------------------
Comprehensive income                                   $  14,917         $  82,596        $  70,550       $ 186,652
-------------------------------------------------------------------------------------------------------------------


   The accompanying notes are an integral part of these financial statements.

EDISON INTERNATIONAL

CONSOLIDATED BALANCE SHEETS
In thousands


                                                                                 June 30,             December 31,
                                                                                   2000                   1999
-------------------------------------------------------------------------------------------------------------------
ASSETS                                                                       (Unaudited)

Cash and equivalents                                                        $    864,163           $    507,581
Receivables, including unbilled revenue, less allowances of
  $36,007 and $34,164 for uncollectible accounts at respective dates           1,561,366              1,378,422
Fuel inventory                                                                   288,568                241,216
Materials and supplies, at average cost                                          207,263                199,302
Accumulated deferred income taxes - net                                          527,275                190,508
Prepayments and other current assets                                              95,767                152,635
-------------------------------------------------------------------------------------------------------------------
Total current assets                                                           3,544,402              2,669,664
-------------------------------------------------------------------------------------------------------------------
Nonutility property - less accumulated provision for
  depreciation of $610,812 and $445,945 at respective dates                   11,857,476             12,352,095
Nuclear decommissioning trusts                                                 2,546,090              2,508,904
Investments in partnerships and unconsolidated subsidiaries                    2,642,306              2,504,691
Investments in leveraged leases                                                1,980,689              1,884,603
Other investments                                                                190,156                180,594
-------------------------------------------------------------------------------------------------------------------
Total investments and other assets                                            19,216,717             19,430,887
-------------------------------------------------------------------------------------------------------------------
Utility plant, at original cost:
  Transmission and distribution                                               12,696,730             12,439,059
  Generation                                                                   1,743,415              1,717,676
Accumulated provision for depreciation and decommissioning                    (7,701,822)            (7,520,036)
Construction work in progress                                                    684,221                562,651
Nuclear fuel, at amortized cost                                                  110,378                132,197
-------------------------------------------------------------------------------------------------------------------
Total utility plant                                                            7,532,922              7,331,547
-------------------------------------------------------------------------------------------------------------------
Unamortized nuclear investment - net                                             978,262              1,365,848
Income tax-related deferred charges                                            1,234,694              1,272,947
Regulatory balancing accounts - net                                            2,258,452              1,714,973
Unamortized debt issuance and reacquisition expense                              327,419                339,806
Other deferred charges                                                         1,835,669              2,103,716
-------------------------------------------------------------------------------------------------------------------
Total deferred charges                                                         6,634,496              6,797,290
-------------------------------------------------------------------------------------------------------------------







Total assets                                                                $ 36,928,537           $ 36,229,388
-------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

EDISON INTERNATIONAL

CONSOLIDATED BALANCE SHEETS
In thousands, except share amounts


                                                                                June 30,            December 31,
                                                                                  2000                  1999
-------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY                                         (Unaudited)

Short-term debt                                                             $  3,121,518           $  2,553,376
Current portion of long-term debt                                              1,499,152                962,041
Accounts payable                                                                 657,996                625,347
Accrued taxes                                                                    515,968                406,770
Accrued interest                                                                 218,121                188,773
Dividends payable                                                                 98,124                100,598
Regulatory balancing accounts - net                                              472,032                 75,693
Deferred unbilled revenue and other current liabilities                        2,017,020              1,929,589
-------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                      8,599,931              6,842,187
-------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                12,888,661             13,391,636
-------------------------------------------------------------------------------------------------------------------
Accumulated deferred income taxes - net                                        6,016,956              5,756,824
Accumulated deferred investment tax credits                                      203,596                224,636
Customer advances and other deferred credits                                   1,717,364              2,094,225
Power purchase contracts                                                         505,604                563,459
Other long-term liabilities                                                      639,596                477,313
-------------------------------------------------------------------------------------------------------------------
Total deferred credits and other liabilities                                   9,083,116              9,116,457
-------------------------------------------------------------------------------------------------------------------
Commitments and contingencies (Notes 1 and 2)

Minority interest                                                                 11,594                  8,778
-------------------------------------------------------------------------------------------------------------------
Preferred stock of utility:
   Not subject to mandatory redemption                                           128,755                128,755
   Subject to mandatory redemption                                               255,700                255,700
Company-obligated mandatorily redeemable securities
   of subsidiaries holding solely parent company debentures                      948,542                948,238
Other preferred securities                                                       305,534                326,894
-------------------------------------------------------------------------------------------------------------------
Total preferred securities of subsidiaries                                     1,638,531              1,659,587
-------------------------------------------------------------------------------------------------------------------
Common stock (325,811,206 and 347,207,106
   shares outstanding at respective dates)                                     1,960,521              2,090,212
Accumulated other comprehensive income:
   Cumulative translation adjustments - net                                     (136,371)                10,448
   Unrealized gain in equity securities - net                                      1,852                 31,192
Retained earnings                                                              2,880,702              3,078,891
-------------------------------------------------------------------------------------------------------------------
Total common shareholders' equity                                              4,706,704              5,210,743
-------------------------------------------------------------------------------------------------------------------

Total liabilities and shareholders' equity                                  $ 36,928,537           $ 36,229,388
-------------------------------------------------------------------------------------------------------------------


   The accompanying notes are an integral part of these financial statements.

EDISON INTERNATIONAL
CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands

                                                                                        6 Months Ended
                                                                                           June 30,
-------------------------------------------------------------------------------------------------------------------

                                                                                2000                      1999
-------------------------------------------------------------------------------------------------------------------

                                                                                          (Unaudited)
Cash flows from operating activities:
Net income                                                                 $   246,709               $   271,633
Adjustments for non-cash items:
   Depreciation, decommissioning and amortization                              980,111                   853,497
   Other amortization                                                           90,551                    43,195
   Deferred income taxes and investment tax credits                              7,839                   231,562
   Equity in income from partnerships and unconsolidated
      subsidiaries                                                             (95,068)                 (105,867)
   Income from leveraged leases                                                (97,082)                 (112,618)
   Other long-term liabilities                                                  40,311                    81,311
   Regulatory balancing account - long-term                                   (543,479)                 (464,267)
   Net gain on sale of utility generating plants                                   (26)                   (1,110)
   Other - net                                                                (140,416)                  (17,046)
Changes in Working Capital:
   Receivables                                                                (223,551)                   26,321
   Regulatory balancing accounts                                               396,339                     9,283
   Fuel inventory, materials and supplies                                        6,894                    (1,596)
   Prepayments and other current assets                                         (1,445)                   70,791
   Accrued interest and taxes                                                  150,136                   (92,223)
   Accounts payable and other current liabilities                              259,043                    94,058
Distributions and dividends from unconsolidated entities                        66,742                    57,276
-------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                    1,143,608                   944,200
-------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Long-term debt issued                                                        2,557,500                 2,167,054
Long-term debt repaid                                                       (2,183,519)                 (406,693)
Common stock issued                                                                158                        --
Common stock repurchased                                                      (385,799)                  (92,023)
Preferred securities issued                                                         --                   202,212
Rate reduction notes repaid                                                   (113,179)                 (119,760)
Short-term debt issued - net                                                   531,673                 1,017,893
Dividends paid                                                                (188,403)                 (185,258)
Other - net                                                                    (21,923)                   (8,929)
-------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                      196,508                 2,574,496
-------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Additions to property and plant                                               (721,102)                 (570,460)
Purchase of nonutility generating plants                                            --                (1,800,355)
Proceeds from sale of assets                                                    24,960                    20,975
Funding of nuclear decommissioning trusts                                      (59,401)                  (66,424)
Investments in partnerships and unconsolidated subsidiaries                   (167,507)                 (716,243)
Unrealized loss on securities - net                                            (29,340)                  (43,267)
Investments in leveraged leases                                                 12,763                       466
Other - net                                                                    (43,907)                   10,985
-------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                         (983,534)               (3,164,323)
-------------------------------------------------------------------------------------------------------------------
Net increase in cash and equivalents                                           356,582                   354,373
Cash and equivalents, beginning of period                                      507,581                   583,556
-------------------------------------------------------------------------------------------------------------------
Cash and equivalents, end of period                                        $   864,163               $   937,929
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

Edison International's significant accounting policies were described in Note 1 of "Notes to Consolidated Financial Statements" included in its 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Edison International follows the same accounting policies for interim reporting purposes. This quarterly report should be read in conjunction with Edison International's 1999 Annual Report and Form 10-K filed with the Securities and Exchange Commission.

Certain prior-period amounts were reclassified to conform to the June 30, 2000, financial statement presentation.

Note 1. Regulatory Matters

Federal Energy Regulatory Commission (FERC) Transmission Rate Case

Southern California Edison Company (SCE) filed its first FERC transmission rate case in March 1997. The filing proposed a transmission revenue requirement of $211 million. In March 1999, a proposed FERC decision was issued recommending a return on equity of 9.68% (compared to SCE's current California Public Utilities Commission (CPUC) rate for distribution of 11.6%) and a lower revenue requirement. On July 26, 2000, the FERC issued its final decision adopting SCE's requested return on equity (11.6%). The FERC decision rejected SCE's proposed approach for the recovery of a portion of administrative and general and plant costs related to transmission and instead suggested that SCE seek recovery of such costs through distribution rates.

Generating Plant Divestiture

In October 1999, SCE filed an application with the CPUC to approve an auction process to sell its 56% interest in Mohave Generating Station. On April 6, 2000, the CPUC approved the auction process. On May 10, 2000, SCE agreed to sell its interest in Mohave to AES Corporation for approximately $533 million. The transaction is subject to approval by the CPUC and various federal regulatory agencies. On June 28, 2000, SCE submitted a compliance filing with the CPUC seeking approval of the auction results and the sale to AES. The sale is expected to close within the next 12 months.

On April 27, 2000, SCE agreed to sell its 16% interest in Palo Verde Nuclear Generating Station and its 48% interest in Four Corners Generating Station to Pinnacle West Energy for a total price of $550 million, subject to certain adjustments. The sale of assets at Palo Verde will be accompanied by an assignment of SCE's interest in the related decommissioning fund. Palo Verde is located in Arizona and Four Corners is located in New Mexico. The transaction is subject to the approval of the CPUC, the Nuclear Regulatory Commission, the FERC and other state and federal entities, and to the receipt of a favorable ruling from the Internal Revenue Service. The Utility Reform Network has filed a protest with the CPUC recommending that the CPUC reject the sale and require SCE to retain these generating assets. There can be no assurance that other protests will not be filed with the CPUC. The transaction is expected to close by mid-2001. Until the end of November, competing offers may be solicited by SCE, subject to certain conditions, and any superior offers obtained are subject to matching rights by Pinnacle West Energy.

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hydroelectric Market Value Filing

In December 1999, SCE filed an application with the CPUC establishing a market value for its hydroelectric generation-related assets at approximately $1.0 billion (almost twice the assets' book value) and proposing to retain and operate the hydroelectric assets under a performance-based, revenue-sharing mechanism. The application had broad-based support from labor, ratepayer and environmental groups. If approved by the CPUC, SCE would be allowed to recover an authorized, inflation-indexed operations and maintenance allowance, as well as a reasonable return on capital investment. A revenue-sharing arrangement would be activated if revenue from the sale of hydroelectricity exceeds or falls short of the authorized revenue requirement. SCE would then refund 90% of the excess revenue to ratepayers or recover 90% of any shortfalls from ratepayers. A final CPUC decision is expected in 2001.

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

Edison International's recorded estimated minimum liability to remediate its 45 identified sites is $104 million. The ultimate costs to clean up Edison International's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. Edison International believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $281 million. The upper limit of this range of costs was estimated using assumptions least favorable to Edison International among a range of reasonably possible outcomes. In 1998, SCE sold all of its gas- and oil-fueled generation plants and has retained some liability associated with the divested properties.

The CPUC allows SCE to recover environmental-cleanup costs at 44 of its sites, representing $34 million of its recorded liability, through an incentive mechanism (SCE may request to include additional sites).

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; and shareholders fund the remaining 10%, with the opportunity to recover these costs from insurance carriers and other third parties. SCE has successfully settled insurance claims with all responsible carriers. Costs incurredat SCE's remaining sites are expected to be recovered through customer rates. SCE has recorded a regulatory asset of $71 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

Edison International's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that Edison International may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can now be made for these sites.

Edison International expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $5 million to $15 million. Recorded costs for the twelve-month period ended June 30, 2000, were $13 million.

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

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

SCE has primary responsibility for the interim storage of its spent nuclear fuel at San Onofre. Current capability to store spent fuel is estimated to be adequate through 2005. Meeting spent-fuel storage requirements beyond that period would require additional on-site storage capability, the costs for which have not been determined. Extended delays by the DOE could lead to consideration of costly alternatives involving siting and environmental issues. SCE has paid the DOE the required one-time fee applicable to nuclear generation at San Onofre through April 6, 1983 (approximately $24 million, plus interest). SCE is also paying the required quarterly fee equal to one mill per kilowatt-hour of nuclear-generated electricity sold after April 6, 1983.

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

Note 3.  Business Segments

Edison International's reportable business segments include its electric utility operation segment (SCE), a nonutility power generation segment (EME), and a capital and financial services provider segment (Edison Capital).

Segment information for the three and six months ended June 30, 2000, and 1999, was:

                                                     3 Months Ended                   6 Months Ended
                                                        June 30,                         June 30,
----------------------------------------------------------------------------------------------------------

     In millions                                  2000             1999            2000             1999
----------------------------------------------------------------------------------------------------------

     Operating Revenue:
     Electric utility                          $ 1,853          $ 1,726         $ 3,683          $ 3,411
     Unregulated power generation                  755              269           1,506              539
     Capital and financial services                 68               80             134              163
     Corporate and other(1)                         73               46             149              104
----------------------------------------------------------------------------------------------------------
     Consolidated Edison International         $ 2,749          $ 2,121         $ 5,472          $ 4,217
----------------------------------------------------------------------------------------------------------
     Net Income:
     Electric utility(2)                      $    156         $    106        $    270         $    183
     Unregulated power generation                  (19)               5             (31)              50
     Capital and financial services                 39               34              77               74
     Corporate and other(1)                        (39)             (17)            (69)             (35)
----------------------------------------------------------------------------------------------------------
     Consolidated Edison International        $    137         $    128        $    247         $    272
----------------------------------------------------------------------------------------------------------

(1)  Includes  amounts  from  nonutility   subsidiaries  not  significant  as  a
     reportable segment.

(2)  Net income available for common stock.

Total segment assets as of June 30, 2000, were: electric utility, $18.2 billion; unregulated power generation, $15.5 billion; capital and financial services, $3.2 billion.

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.  Acquisitions

On March 15, 2000, EME completed its acquisition of Edison Mission Wind Power Italy B.V., formerly known as Italian Vento Power Corp. Energy 5 B.V. Edison Mission Wind owns a 50% interest in a series of wind-generated power projects in operation or under development in Italy. Assuming all of the projects under development are completed, currently scheduled for 2002, the total capacity of these projects will be 283 MW. The purchase price of the acquisition was $45 million with equity contribution obligations of up to $16 million, depending on the number of projects that are ultimately developed.

In May 2000, EME entered into a purchase and sale agreement with P&L Coal Holdings Corporation and Gold Fields Mining Corporation to acquire the trading operations of Citizens Power LLC and a minority interest in certain structured transactions. The purchase price is based on the fair market value of the trading portfolio and investments, plus $25 million. The acquisition, which is subject to a number of conditions, including consent of third parties, is expected to be completed during the third quarter of 2000.

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

On January 1, 1999, Edison International implemented a new accounting rule that requires costs related to start-up activities to be expensed as incurred. Although this new accounting rule did not materially affect Edison International's results of operations or financial position, EME wrote off $14 million (after tax) of previously capitalized start-up costs in first quarter 1999.

Note 6.  Employee Compensation and Benefit Plans

As disclosed in Edison International's 1999 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for first quarter 2000, Edison International's Board of Directors and its Compensation and Executive Personnel Committee considered an exchange offer of cash and stock equivalent units for outstanding affiliate options issued by EME and Edison Capital. Such an exchange offer was reviewed and approved by the Board of Directors at its meetings in January and February 2000, subject to final approval by the Compensation and Executive Personnel Committee of the offer terms and documentation. The Compensation and Executive Personnel Committee and the Board of Directors subsequently concluded that it was not advisable to make an exchange offer to the holders of EME's affiliate stock options at that time. During June 2000, the Compensation and Executive Personnel Committee and the Board of Directors considered the advisability of a revised exchange offer, and on July 3, 2000, a revised offer was made to holders of EME and Edison Capital affiliate options. Holders of 100% of the outstanding affiliate options accepted the exchange offer, and on August 8, 2000, all conditions for completion of the exchange offer were satisfied and the exchange offer was completed. The exchange is principally for cash with a portion exchanged for stock equivalent units relating to Edison International common stock. The vested cash payment will occur on March 13, 2001, and will accrue interest from August 8, 2000. The number of stock equivalent units was determined on the basis of a price of $20.50 per share, and the stock equivalent units will receive dividend equivalents. Participants may elect to convert their stock equivalent units to a cash value on either the first- or third-year anniversary of August 8, 2000, for an amount equal to the daily average of the trading prices of Edison International common stock on the New York Stock Exchange for the 20 trading days preceding the elected payment date. Some of the affiliate option holders have elected to defer payments of the cash and stock equivalent units, and the payment schedules for them will be

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

different from that described above. Since all of the outstanding affiliate options have been terminated through the exchange offer, there will be no future exercises of the affiliate options. Due to the lower valuation of the revised exchange offer compared to the values previously considered, Edison International will reduce the liability for accrued incentive compensation by $55 million to $60 million in third quarter 2000.

Note 7.  Subsequent Events

On July 18, 2000, Edison International issued $250 million of floating rate notes due in July 2001.

On July 19, 2000, SCE issued $144 million of pollution control bonds at an interest rate that is reset daily, due in June 2035. The proceeds of the bonds are held in trust until October 2000, at which time the funds will be used for the early retirement of $144 million of pollution control bonds.

EDISON INTERNATIONAL

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Earnings

Edison International's basic earnings per share were 41(cent) and 73(cent), respectively, for the three and six months ended June 30, 2000, compared to 37(cent) and 78(cent) for the same periods in 1999. Southern California Edison's
(SCE) earnings for the three and six months ended June 30, 1999, were 47(cent) and 80(cent), respectively, up 16(cent) and 27(cent), respectively, over the year-earlier periods. The increases at SCE were primarily due to the planned refueling outages at the San Onofre Nuclear Generating Station in the first half of 1999 (no refueling outages during 2000), combined with superior operating performance at San Onofre and higher kilowatt-hour sales. Edison Mission Energy
(EME) lost 6(cent) and 9(cent), respectively, compared to earnings of 1(cent) and 14(cent) for same periods in 1999. The decreases were primarily attributable to higher interest expense related to EME's 1999 acquisitions. The year-to-date loss was also due to insufficient earnings from the winter-peaking Fiddler's Ferry and Ferrybridge plants that were expected to offset the anticipated seasonal net loss from the summer peaking Illinois plants (acquired from Commonwealth Edison in December 1999). Edison Capital's earnings were 12(cent) and 23(cent), respectively, for the three and six months ended June 30, 2000, up 2(cent) over each of the year-earlier periods. The increases at Edison Capital were due to income from new power and infrastructure investments closed within the past year. Edison Enterprises and the parent company incurred losses of 12(cent) and 21(cent), respectively, for the quarter and year-to-date period ended June 30, 2000, compared to losses of 5(cent) and 10(cent) for the comparable periods in 1999. The decreases in earnings were primarily due to higher interest expense at the parent company, partially offset by improved operating performance and lower general and administrative expenses at Edison Enterprises.

Operating Revenue

As a result of industry restructuring, customers have an option to buy power from SCE or directly from the California Power Exchange (PX), thus becoming direct access customers. Most direct access customers continue to be billed by SCE, but are given a credit for the generation portion of their bills. Electric utility revenue increased for the three and six months ended June 30, 2000, compared to the year-earlier periods, almost completely due to warmer weather in the second quarter of 2000 as compared to the same period in 1999. Over 92% of electric utility revenue was from retail sales. Retail rates are regulated by the California Public Utilities Commission (CPUC) and wholesale rates are regulated by the Federal Energy Regulatory Commission (FERC).

Due to warmer weather during the summer months, electric utility revenue during the third quarter of each year is significantly higher than other quarters.

Nonutility power generation revenue increased for both the three and six months ended June 30, 2000, compared with the year-earlier periods, primarily due to increases at EME related to its acquisition of the Ferrybridge and Fiddler's Ferry plants (July 1999), the Illinois plants (December 1999) and the Homer City plant (March 1999), and the start of commercial operation of the Doga project in Turkey.

Due to warmer weather during the summer months, nonutility power generation revenue from Homer City is usually higher during the third quarter of each year. In addition, EME's third quarter revenue from unconsolidated energy projects is usually materially higher than other quarters of the year. EME's higher third quarter revenue is due to a significant number of its domestic energy projects located on the western coast of the United States and the Illinois plants, which generally have power sales contracts that provide for higher payments during summer months when the weather is warmer. First Hydro and Ferrybridge and Fiddler's Ferry contribute more to nonutility power generation revenue during the winter months.

Financial services and other revenue increased for the quarter and year-to-date period ended June 30, 2000, compared to the same periods last year, mainly due to increases reflecting customer growth at two of Edison International's nonutility subsidiaries (providers of energy management and home security services), partially offset by a decrease at Edison Capital related to the syndication of affordable housing investments in 1999.

Operating Expenses

Fuel expense increased for the three and six months ended June 30, 2000, compared to the same periods in 1999. The increases were primarily due to increased expenses at EME's plants acquired during 1999 and at EME's Doga project. These increases were partially offset by a net decrease at SCE related to a refund for a fuel-related settlement with another utility, partially offset by an increase in San Onofre's fuel expense. During the first half of 1999, both of the San Onofre units had a planned refueling outage. There have been no refueling outages at San Onofre in 2000.

Purchased-power expense - contracts decreased for the six months ended June 30, 2000, compared to the year-earlier period, primarily due to SCE entering into settlements to end its contractual obligations with certain nonutility generators (known as qualifying facilities, or QFs) and the terms in some of the QF contracts reverting to lower prices. Prior to April 1998, SCE was required under federal law and CPUC orders to enter into contracts to purchase power from QFs at CPUC-mandated prices even though energy and capacity prices under many of these contracts are generally higher than other sources. For the twelve months ended June 30, 2000, SCE paid about $1.0 billion (including energy and capacity payments) more for these power purchases than the cost of power available from other sources. SCE is continuing to purchase power under existing contracts from certain QFs and from other utilities. Power purchases from QFs and other utilities are sold through the PX.

Since April 1, 1998, SCE has been required to sell all of its generated power through the PX, schedule delivery of the power through the California Independent System Operator (ISO) and acquire all of its power from the PX to distribute to its retail customers. These transactions with the PX and ISO are reported net. PX/ISO purchased-power expense increased for the three and six months ended June 30, 2000, compared to the same periods in 1999. During second quarter 2000, an increased volume of higher priced PX purchases was partially offset by increases in PX sales revenue and ISO net revenue, as well as an increase in the market value of gas call options. Increases in the options' market value decrease purchased-power expense. These gas call options mitigate SCE's exposure to increases in energy prices. The year-to-date increase was partially offset by the realization of hydroelectric-related ISO revenue in first quarter 2000 that had been previously deferred awaiting regulatory approval. For a further discussion of the recent significant increases in PX prices, see Market Risk Exposures.

Provisions for regulatory adjustment clauses decreased for the three months ended June 30, 2000, compared to the year-earlier period, primarily due to undercollections related to the generation-related balancing accounts. Provisions for regulatory adjustment clauses increased for the six months ended June 30, 2000, compared to the same period in 1999, mainly due to overcollections related to the generation-related balancing accounts and to the administration of public purpose funds.

Other operation and maintenance expenses increased 14% and 12%, respectively, for the three and six months ended June 30, 2000, primarily reflecting increased plant operating expenses at EME's plants acquired in 1999, and increases at two of Edison International's other nonutility subsidiaries (providers of energy management and home security services). The increases were partially offset by decreases at SCE related to its lower mandated transmission service (known as must-run reliability services) expense, which was caused by SCE being contractually obligated for fewer must-run units in 2000, compared to 1999, and lower maintenance expense due to the absence of planned refueling outages at San Onofre in 2000, as well as a decrease at Edison Capital associated with the syndication of affordable housing investments in 2000.

Depreciation, decommissioning and amortization expense increased for both the three and six months ended June 30, 2000, mainly due to EME's 1999 acquisitions of the Illinois plants (in December) and the Ferrybridge and Fiddler's Ferry plants (in July).

As further discussed in Note 6 to the Consolidated Financial Statements, in July 2000 a revised exchange offer was made to holders of EME and Edison Capital affiliate options. The offer was accepted by all participants. The terms of the revised exchange offer will result in an approximately $55 million to $60 million reduction in Edison International's accrued incentive compensation liability during third quarter 2000.

Other Income

Interest and dividend income increased for both the three and six months ended June 30, 2000, primarily due to increases in interest earned on higher balancing account undercollections at SCE, partially offset by lower interest income resulting from SCE's investment balances during the period and a decrease at Edison Capital due to higher cash balances in 1999.

Other nonoperating income decreased for the three and six months ended June 30, 2000, compared to the year-earlier periods. The quarterly decrease was mainly due to a mark-to-market loss at EME related to a natural gas swap instrument, partially offset by the gain on sale of EME's 50% interest in a cogeneration project in Florida. The year-to date decrease reflects the gains on sales of equity investments at SCE in the first quarter of 1999, as well as the second quarter natural gas swap mark-to-market loss at EME, partially offset by a first quarter 2000 gain on sale of an equity investment at Edison International's insurance subsidiary, EME's second quarter 2000 gain on sale of the cogeneration project in Florida and EME's write-off of start-up costs in first quarter 1999.

Fixed Charges and Taxes

Interest and amortization on long-term debt increased for both the quarter and year-to-date period ended June 30, 2000, compared to the same periods in 1999, reflecting additional long-term debt at EME to finance its 1999 plant acquisitions. Increased long-term debt at Edison International (parent company) also contributed to the increased expense.

Other interest expense increased for the three and six months ended June 30, 2000, mostly due to higher overall short-term debt balances at Edison International (parent company) and SCE which were necessary to meet general cash requirements during the periods and higher interest expense related to balancing account overcollections at SCE. The year-to-date increase also reflects additional debt financing for EME's 1999 plant acquisitions.

Dividends on preferred securities increased for both the second quarter and year-to-date period ended June 30, 2000, reflecting the additional issuance of preferred securities at EME during 1999, and the issuance of quarterly income securities at Edison International, the parent company, in July and October 1999. Proceeds from the issuances were used primarily to finance EME's 1999 acquisitions of a 40% interest in Contact Energy Ltd., the Fiddler's Ferry and Ferrybridge plants, and the Illinois plants.

Income taxes increased for the three and six months ended June 30, 2000, as increases at SCE were partially offset by decreases at EME and Edison International (parent). SCE's increases were primarily due to higher pre-tax income. EME's decreases reflect lower earnings in 2000 and Edison
International's decreases were the result of significantly lower pre-tax income.

Financial Condition

Edison International's liquidity is primarily affected by debt maturities, dividend payments, capital expenditures, and investments in partnerships and unconsolidated subsidiaries. Capital resources include cash from operations and external financings.

Edison International's Board of Directors authorized the repurchase of up to $2.8 billion of its outstanding shares of common stock. Edison International repurchased more than 21 million shares (approximately $400 million) of its common stock through the first six months of 2000. These were the first repurchases since first quarter 1999. Edison International has now repurchased approximately 122 million shares ($2.8 billion) between January 1, 1995, and June 30, 2000, funded by dividends from its subsidiaries. Edison International's dividend payout ratio for the twelve-month period ended June 30, 2000, was 62%.

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $1.1 billion for the six months ended June 30, 2000, compared to $944 million for the same period in 1999. For the first half of 2000, Edison International's cash flow coverage of dividends was 6.1 times, compared to 5.1 times for the year-earlier period.

Cash Flows from Financing Activities

At June 30, 2000, Edison International and its subsidiaries had $566 million of borrowing capacity available under lines of credit totaling $3.0 billion. SCE had total lines of credit of $1.25 billion, with $1 million available for short-term debt and $515 million available for the refinancing of its variable-rate pollution-control bonds. The parent company had total lines of credit of $618 million, with $0.5 million available. The nonutility subsidiaries had total lines of credit of $1.1 billion, with $565 million available to finance general cash requirements. These unsecured lines of credit are at negotiated or bank index rates with various expiration dates.

EME's short-term and long-term debt are used for general corporate purposes as well as acquisitions. SCE's short-term debt is used to finance fuel inventories, balancing account undercollections and general cash requirements. SCE's long-term debt is used mainly to finance capital expenditures. SCE's external financings are influenced by market conditions and other factors, including limitations imposed by its articles of incorporation and first mortgage trust indenture. As of June 30, 2000, SCE could issue approximately $11.8 billion of additional first and refunding mortgage bonds and $2.9 billion of preferred stock at current interest and dividend rates.

EME has firm commitments of $149 million to make equity and other contributions for the ISAB project in Italy, the Tri Energy project in Thailand and the Italian wind projects. EME also has contingent obligations to make additional contributions of $112 million, primarily for equity support guarantees related to the Paiton project in Indonesia and the Tri Energy project in Thailand.

EME may incur additional obligations to make equity and other contributions to projects in the future. EME believes it will have sufficient liquidity to meet these equity requirements from cash provided by operating activities, proceeds from the repayment of loans to energy projects and funds available from EME's revolving line of credit.

Edison Capital has firm commitments of $83 million to fund affordable housing, and energy and infrastructure investments.

California law prohibits SCE from incurring or guaranteeing debt for its nonutility affiliates. Additionally, the CPUC regulates SCE's capital structure, limiting the dividends it may pay Edison International. At June 30, 2000, SCE had the capacity to pay $89 million in additional dividends and continue to maintain its authorized capital structure. These restrictions are not expected to affect Edison International's ability to meet its cash obligations.

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

On July 18, 2000, Edison International issued $250 million of floating rate notes due in July 2001.

On July 19, 2000, SCE issued $144 million of pollution-control bonds at an interest rate that is reset daily, due in July 2035. The proceeds of these bonds are held in trust until October 2000, at which time the funds will be used for the early retirement of $144 million of pollution-control bonds.

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

Cash used for the nonutility subsidiaries' investing activities was $417 million for the six-month period ended June 30, 2000, compared to $2.7 billion for the same period in 1999. The decrease in 2000 reflects EME's plant acquisitions in the first half of 1999.

Projected Capital Requirements

Edison International's projected construction expenditures for the next five years are: 2000 - $1.5 billion; 2001 - $1.4 billion; 2002 - $1.2 billion; 2003 -
$1.0 billion; and 2004 - $980 million.

Long-term debt maturities and sinking fund requirements for the five twelve-month periods following June 30, 2000, are: 2001 - $1.5 billion; 2002 - $841 million; 2003 - $797 million; 2004 - $578 million; and 2005 - $724 million.

Preferred stock redemption requirements for the five twelve-month periods following June 30, 2000, are: 2001- zero; 2002 - $105 million; 2003 - $9 million; 2004 - $9 million; and 2005 - $9 million.

Market Risk Exposures

Edison International's primary market risk exposures arise from fluctuations in energy prices, interest rates and foreign exchange rates. Edison International's risk management policy allows the use of derivative financial instruments to manage its financial exposures, but prohibits the use of these instruments for speculative or trading purposes.

SCE Issues

As a result of the rate freeze established in the 1996 restructuring legislation, SCE's transition costs are recovered as the residual component of rates once the costs for distribution, transmission, public benefit programs, nuclear decommissioning and the cost of supplying power to its customers through the PX and ISO have already been recovered. Accordingly, more revenue generally will be available to cover transition costs when market prices in the PX and ISO are low than when PX and ISO prices are high. The effects of higher prices on transition cost revenue are mitigated to some extent by increased revenue on energy sold to the PX from SCE-controlled generation sources. The PX and ISO market prices to date have generally been consistent, although some irregular price spikes have occurred, and during second quarter 2000, there were sustained periods during which market prices diverged from the level of prices that should have come from properly functioning competitive markets. The ISO has responded to price spikes in the market for reliability services (referred to as ancillary services) by imposing a price cap on the market for such services until certain actions have been completed to improve the functioning of those markets. Similarly, the ISO currently maintains a cap on its market for imbalance energy until adequate measures to improve the efficient operation of the market have been implemented. The caps in these markets mitigate the risk of costly price spikes that would reduce the revenue available to SCE to pay transition costs. The price cap instituted by the ISO in the summer of 1998 was $250/MWh. In October 1999, that cap was raised to $750/MWh. The ISO decided to reduce the cap on imbalance energy and ancillary services to $500/MWh effective July 1, 2000, and to $250/MWh effective August 7, 2000. The ISO further reduced the cap on replacement reserves to $100/MWh, also effective July 1, 2000. These price cap reductions were a response to sustained significantly higher prices in the energy and ancillary services markets, beginning in May 2000. Reacting to the recent price increases, which have continued throughout the summer of 2000, government and regulatory bodies including the FERC, the CPUC, the California Electricity Oversight Board, the California Legislature and the California Attorney General, have launched or announced investigations or other actions relating to aspects of the electricity markets. SCE cannot predict what actions any of these bodies may take or the potential effects of their actions.

In 1997, SCE bought gas call options to mitigate its exposure to increases in energy costs. In July 1999, SCE began participating in forward purchases through a PX block forward market. In the PX block forward market, SCE can purchase monthly blocks of energy or ancillary services for six days a week (excluding Sundays and holidays) for 8 to 16 hours a day. These purchases can be made up to 12 months in advance of the delivery date. The CPUC originally limited SCE's use of the PX block forward market to a maximum of approximately 2,000 MW in any month. The PX requested and was granted authority from the FERC to sell other forward products including a peak product, six days a week, for eight hours a day. In March 2000, the CPUC approved SCE's request for rate-making treatment for its use of these additional products and for an expansion of the limits from all forward PX products up to 5,200 MW in summer months. In April 2000, the CPUC approved SCE's request to begin a demand responsiveness program that would allow customers to be paid to curtail their load during times of very high PX energy prices. On August 3, 2000, the CPUC approved SCE's request to enter into bilateral contracts for delivery of electricity.

EME Issues

Changes in interest rates, electricity pool pricing and fluctuations in foreign currency exchange rates can have a significant impact on EME's results of operations. EME has mitigated a portion of the risk of interest rate fluctuations by arranging for fixed rate or variable rate financing with interest rate swaps or other hedging mechanisms for a number of its project financings. Interest expense includes $10 million and $13 million, respectively, for the six months ended June 30, 2000, and June 30, 1999, as a result of interest rate swap and collar agreements. Several of EME's interest rate swap and collar agreements mature prior to their underlying debt.

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

The Utilities Bill, which includes several consumer and environmental protection measures became law in July 2000. While the U.K. government recognizes the need to strike a balance between consumer and shareholder interests, the proposals have far-reaching implications for the utilities sector.

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

Loy Yang B sells its electrical energy through a centralized electricity pool, which provides for a system of generator bidding, central dispatch and a settle-ments system based on a clearing market for each half-hour of every day. The National Electricity Market Management Company, operator and administrator of the pool, determines a system marginal price each half-hour. To mitigate the exposure to price volatility of the electricity traded in the pool, Loy Yang B has entered into a number of financial hedges. From May 8, 1997, to December 31, 2000, 53% to 64% of the plant output sold is hedged under vesting contracts, with the remainder of the plant capacity hedged under the State Government of Victoria, Australia (State) hedge described below. Vesting contracts were put into place by the State, between each generator and each distributor, prior to the privatization of electric power distributors in order to provide more predictable pricing for those electricity customers that were unable to choose their electricity retailer. Vesting contracts set base strike prices at which the electricity will be traded, and the parties to the agreement make payments, calculated based on the difference between the price in the contract and the half-hourly pool clearing price for the element of power under contract. These contracts are sold in various structures. These contracts are accounted for as electricity rate swap agreements. The State hedge is a long-term contractual arrangement based upon a fixed price commencing May 8, 1997, and terminating October 31, 2016. The State guarantees the State Electricity Commission of Victoria's obligations under the State hedge.

EME's electric revenue increased by $39 million for the six months ended June 30, 2000, compared to an increase of $20 million for the same period in 1999, as a result of electricity rate swap agreements and other hedging activities.

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

Paiton Project

A wholly owned subsidiary of EME owns a 40% interest in the Paiton project, a 1,230-MW coal-fired power plant in Indonesia. The tariff is higher in the early years and steps down over time. The tariff for the Paiton project includes infrastructure to be used in common by other units at the Paiton complex. The plant's output is fully contracted with the state-owned electricity company for payment in Indonesian Rupiah, with the portion of such payments intended to cover non-Rupiah project costs (including returns to investors) indexed to the Indonesian Rupiah/U.S. dollar exchange rate established at the time of the power purchase agreement in February 1994. The state-owned electricity company's payment obligations are supported by the Indonesian government. The project received substantial finance and insurance support from the Export-Import Bank of the United States, the Japan Bank of International Cooperation (formerly known as The Export-Import Bank of Japan), the U.S. Overseas Private Investment Corporation and the Ministry of International Trade and Industry of Japan. The projected rate of growth of the Indonesian economy and the exchange rate of Indonesian Rupiah into U.S. dollars have deteriorated significantly since the Paiton project was contracted, approved and financed. The Paiton project's senior debt ratings have been reduced from investment grade to speculative grade based on the rating agencies' perceived increased risk that the state-owned electricity company might not be able to honor the electricity sales contract with Paiton. The Indonesian government has arranged to reschedule sovereign debt owed to foreign governments and has entered into discussions about rescheduling sovereign debt owed to private lenders. Certain events have occurred (including those discussed in the subsequent paragraph) which, with the passage of time or upon notice, may mature into defaults of the project's debt agreement. In October 1999, the project entered into an interim agreement with its lenders, in which the lenders waived such defaults until July 31, 2000. The term of the interim agreement has been extended to December 31, 2000. However, such waiver may expire on an earlier date if additional defaults (other than those specifically waived) or certain other specified events occur.

One of the Paiton units began commercial operation in May 1999 and the other unit in July 1999. Because of the economic downturn, the state-owned electricity company is experiencing low electricity demand and has therefore ordered no power from the Paiton plant through February 2000; however, under the terms of the power purchase agreement, the state-owned electricity company is required to continue to pay for capacity and fixed operating costs once each unit and the plant achieve commercial operation. The state-owned electricity company has not paid invoices amounting to $561 million for capacity charges and fixed operating costs under the power purchase agreement.

On February 21, 2000, Paiton and the state-owned electricity company executed an Interim Agreement in which the power purchase agreement will be administered pending a long-term restructure of the power purchase agreement. Among other things, the Interim Agreement provides for dispatch of the project, fixed monthly capacity payments to Paiton by the state-owned electricity company, and the standstill of any further legal proceedings by either party during the term of the Interim Agreement which runs through December 31, 2000, and may be extended by mutual agreement. To date, the state-owned electricity company has made timely payments of the fixed capacity totaling $45 million. Invoicing under the power purchase agreement will continue to accrue (minus the fixed monthly capacity payments under the Interim Agreement) and will be dealt with under the overall tariff restructuring negotiations. The state-owned electricity company and Paiton have entered into negotiations on a long-term restructuring of the tariff but no final agreement has been reached to date. Any material modifications of the contract could also require a renegotiation of the Paiton project's debt agreement. The impact of any such renegotiations with the state-owned electricity company, the Indonesian government or the project's creditors on EME's expected return on its investment in Paiton is uncertain at this time; however, EME believes that it will ultimately recover its investment in the project.

EME Acquisition

In May 2000, EME entered into a purchase and sale agreement with P&L Coal Holdings Corporation and Gold Fields Mining Corporation to acquire the trading operations of Citizens Power LLC and a minority interest in certain structured transactions. The purchase price is based on the fair market value of the trading portfolio and investments, plus $25 million. The acquisition, which is subject to a number of conditions, including consent of third parties, is expected to be completed during the third quarter of 2000.

SCE's Regulatory Environment

SCE currently operates in a highly regulated environment in which it has an obligation to deliver electric service to customers in return for an exclusive franchise within its service territory. This regulatory environment continues to change as California moves toward a more competitive climate. SCE continues to recover its stranded costs associated with generation-related assets through an authorized competition transition charge (CTC). California's electric industry restructuring statute included provisions to finance a portion of the stranded costs that residential and small commercial customers would have paid between 1998 and 2001, which allowed SCE to reduce rates by at least 10% to these customers, effective January 1, 1998. The statute mandated other rates to remain frozen at June 1996 levels (system average of 10.1(cent) per kilowatt-hour), including those for large commercial and industrial customers, and included provisions for continued funding for energy conservation, low-income programs and renewable resources.

Revenue is determined by various mechanisms depending on the utility operation.

Generation

Revenue from generation-related operations is being determined through the market and the CTC mechanism, which now includes the nuclear rate-making agreements. The portion of revenue related to fossil generation operations that is made uneconomic by electric industry restructuring is recovered through the CTC mechanism. The portion that is economic is recovered through the market. SCE's costs associated with its hydroelectric plants are being recovered through a performance-based mechanism.

The mechanism sets the hydroelectric revenue requirement and establishes a formula for extending it through the duration of the electric industry restructuring transition period, or until market valuation of the hydroelectric facilities, whichever occurs first. The mechanism provides that power sales revenue from hydroelectric facilities in excess of the hydroelectric revenue requirement be credited against the costs to transition to a competitive market. In 2000, fossil and hydroelectric generation assets have the opportunity to earn a 7.22% return. SCE has filed applications with the CPUC regarding the market valuation of all of its non-nuclear generating facilities. See additional discussions below regarding hydroelectric valuation, Mohave Generating Station auction and pending sale, and pending Four Corners Generating Station sale.

SCE is recovering its investment in its nuclear facilities on an accelerated basis in exchange for a lower authorized rate of return. SCE's nuclear assets are earning an annual rate of return of 7.35%. In addition, the San Onofre plan authorizes a fixed rate of approximately 4(cent) per kilowatt-hour generated for operating costs including incremental capital costs, nuclear fuel and nuclear fuel financing costs. The San Onofre plan commenced in April 1996, and ends in December 2001 for the accelerated recovery portion, and in December 2003 for the incentive-pricing portion. Palo Verde's operating costs, including incremental capital costs, and nuclear fuel and nuclear fuel financing costs, are subject to balancing account treatment. The Palo Verde plan commenced in January 1997 and ends in December 2001. Beginning January 1, 1998, both the San Onofre and Palo Verde rate-making plans became part of the CTC mechanism. SCE has entered into an agreement to sell its investment in Palo Verde (see further discussion below).

In October 1999, SCE filed an application with the CPUC to approve an auction process to sell its 56% interest in Mohave Generating Station. On April 6, 2000, the CPUC approved the auction process. On May 10, 2000, SCE agreed to sell its interest in Mohave to AES Corporation for approximately $533 million. The transaction is subject to approval by the CPUC and various federal regulatory agencies. On June 28, 2000, SCE submitted a compliance filing with the CPUC seeking approval of the auction results and the sale to AES. The sale is expected to close within the next 12 months.

In December 1999, SCE filed an application with the CPUC establishing a market value for its hydroelectric generation-related assets at approximately $1.0 billion (almost twice the assets' book value) and proposing to retain and operate the hydroelectric assets under a performance-based, revenue-sharing mechanism. The application has broad-based support from labor, ratepayer and environmental groups. If approved by the CPUC, SCE would be allowed to recover an authorized, inflation-indexed operations and maintenance allowance, as well as a reasonable return on capital investment. A revenue-sharing arrangement would be activated if revenue from the sale of hydroelectricity exceeds or falls short of the authorized revenue requirement. SCE would then refund 90% of the excess revenue to ratepayers or recover 90% of any shortfalls from ratepayers. A final CPUC decision is expected in 2001.

On April 27, 2000, SCE agreed to sell its 16% interest in Palo Verde and its 48% interest in Four Corners Generating Station to Pinnacle West Energy for a total price of $550 million, subject to certain adjustments. The sale of assets at Palo Verde will be accompanied by an assignment of SCE's interest in the related decommissioning fund. Palo Verde is located in Arizona and Four Corners is located in New Mexico. The transaction is subject to the approval of the CPUC, the Nuclear Regulatory Commission, the FERC and other state and federal entities, and to the receipt of a favorable ruling from the Internal Revenue Service. The Utility Reform Network has filed a protest with the CPUC recommending that the CPUC reject the sale and require SCE to retain these generating assets. There can be no assurance that other protests will not be filed with the CPUC. The transaction is expected to close by mid-2001. Until the end of November, competing offers may be solicited by SCE, subject to certain conditions, and any superior offers received are subject to matching rights by Pinnacle West Energy.

Accounting for Generation-Related Assets

As the CPUC's electric industry restructuring plan continues as described above, SCE is allowed to recover its transition costs through non-bypassable charges to its distribution customers (although its investment in certain generation assets is subject to a lower authorized rate of return). In 1997, SCE discontinued application of accounting principles for rate-regulated enterprises for its generation assets based on new accounting guidance. The new guidance did not require SCE to write off any of its generation-related assets, including related regulatory assets because the restructuring plan referred to above made probable their recovery through a non-bypassable charge to distribution customers. The regulatory assets are comprised of accelerated income tax benefits previously flowed through to customers, purchased power contract termination payments and unamortized losses on reacquired debt. The new accounting guidance also permits the recording of new generation-related regulatory assets during the transition period that are probable of recovery through the CTC mechanism.

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

Status of Stranded-Asset Recovery

SCE's transition costs arise from QF contracts (which are the direct result of prior legislative and regulatory mandates) costs pertaining to certain generating assets and regulatory commitments consisting of recovery of costs incurred to provide service to customers. Such commitments include the recovery of income tax benefits previously flowed through to customers, postretirement benefit transition costs, accelerated recovery of investments in San Onofre Units 2 and 3 and the Palo Verde units, and certain other costs. Transition costs related to power-purchase contracts are being recovered through the terms of each contract. Most of the remaining transition costs may be recovered through the end of the transition period, March 31, 2002.

SCE's transition costs are being recovered principally through a non-bypassable CTC. This charge applies to customers who were using or began using utility services on or after the CPUC's 1995 restructuring decision date. Revenue from the sale or valuation of generation assets in excess of book value is also applied to recovery of transition costs. During 1998, SCE sold all of its gas- and oil-fueled generation plants for $1.2 billion, over $500 million more than the combined book value. Net proceeds of the sales were used to reduced stranded costs, which otherwise were expected to be collected through the CTC mechanism. Sales or valuations of other generating assets are discussed above. In addition, net market revenue from sales of power and capacity from SCE-controlled generation sources is applied to transition cost recovery.

CTC revenue is determined residually (i.e., CTC revenue is the residual amount remaining from monthly gross customer revenue under the rate freeze after subtracting the revenue requirements for transmission, distribution, nuclear decommissioning and public benefit programs, and ISO payments and power purchases from the PX). Increases in market prices for electricity affect SCE in two fundamental ways. First, CTC revenue decreases because there is less or no residual revenue from frozen rates due to higher cost PX power purchases. Second, transition costs decrease because there is increased net market revenue due to sales from SCE-controlled generation sources to the PX at higher prices. Although the second effect mitigates the first to some extent, the overall impact on transition cost recovery is negative because SCE purchases more power than it sells to the PX. In addition, higher market prices for electricity may adversely affect SCE's ability to recover non-transition costs during the rate freeze period. For example, if market prices for electricity are extremely high in a given month, residual CTC revenue may be negative, which means there was insufficient revenue from customers under the frozen rates to cover all costs of providing service during that month. Under existing CPUC decisions, this undercollection in the transition revenue account is carried forward and recovered from future positive CTC revenue.

Since the beginning of the rate freeze (January 1, 1998), SCE has had positive CTC revenue of $4.1 billion to recover its transition costs. As the result of sustained higher market prices which began in May 2000 (further discussed in Market Risk Exposures), SCE experienced the first month in which there was negative CTC revenue. SCE continued to have negative CTC revenue in June and July 2000. To date, the CPUC has denied SCE requests to allow recovery of the transition revenue account undercollections after the end of the rate freeze. SCE is currently reassessing the significance of the current undercollections and may renew requests to the CPUC to modify certain rate-making practices.

As of June 30, 2000, the book value of stranded assets to be recovered by the end of the rate freeze, less estimated credits from the market valuation or pending sale of remaining generation assets, is as follows:

         In millions
-------------------------------------------------------------------------

  Unamortized nuclear investment - net                        $   978
  Unamortized loss on sale of plant                                91
  Transition-related balancing accounts                           424
  Transition revenue account                                      644
  Flow-through taxes                                              170
  Other regulatory assets                                          40
-------------------------------------------------------------------------

  Total regulatory assets                                       2,347
  Book value of remaining generation plant                        392
-------------------------------------------------------------------------

  Total stranded assets                                         2,739
  Less estimated credits:
       Excess of market value over book for hydro assets         (500)
       Proceeds from pending sale of generating plants         (1,083)
-------------------------------------------------------------------------

  Net amount of stranded assets                               $ 1,156
-------------------------------------------------------------------------

As of July 31, 2000, SCE's transition revenue account undercollection was $1.1 billion and its transition-related balancing accounts undercollections were $261 million.

Despite the rate freeze, SCE expects to recover its revenue requirement during the transition period. The following factors may affect the amount of revenue available to recover both transition and non-transition costs: the market prices of gas and electricity; the ultimate selling price for the Palo Verde and Four Corners generating assets; the outcome of SCE's hydroelectric filing; ISO rate caps; economic conditions; weather conditions; and actions of governmental and regulatory bodies. If during the transition period events were to occur that make the recovery of any of SCE's costs no longer probable, SCE would be required to write off the unrecoverable portion as a one-time charge against earnings.

Distribution

Revenue related to distribution operations is determined through a performance-based rate-making (PBR) mechanism and the distribution assets have the opportunity to earn a CPUC-authorized 9.49% return. The distribution PBR will extend through December 2001. Key elements of the distribution PBR include: distribution rates indexed for inflation based on the Consumer Price Index less a productivity factor; adjustments for cost changes that are not within SCE's control; a cost-of-capital trigger mechanism based on changes in a bond index; standards for customer satisfaction; service reliability and safety; and a net revenue-sharing mechanism that determines how customers and shareholders will share gains and losses from distribution operations.

In January 2000, SCE filed an application with the CPUC proposing rates that would go into effect when the current rate freeze ends on March 31, 2002, or earlier, depending on the pace of CTC recovery. On July 7, 2000, SCE updated this filing with more recent information. The proposal seeks CPUC approval of a rate redesign that will result in reduced rates for most customers when SCE completes the first phase of recovery of its transition costs. The proposed new rates are expected to reduce SCE's system average rates by about 12% from current frozen rate levels, based on certain assumptions about competitive energy prices and unbundled revenue requirements for 2002. In addition, SCE's filing proposes to redesign and establish separate transmission and distribution rates to better reflect the actual costs to deliver electricity and serve customers by recovering the fixed costs of delivering electricity in fixed charges. This pricing approach is consistent with CPUC policies requiring California's major utilities to move toward cost-based transmission and distribution rates.

Transmission

Transmission revenue is determined through FERC-authorized rates and is subject to refund. In March 1997, SCE filed its first FERC transmission rate case. In response to a FERC ruling, in November 1999, SCE filed additional evidence regarding return on equity. On July 26, 2000, the FERC issued its final decision adopting SCE's requested return on equity of 11.6% and a 9.29% return on transmission assets. The FERC decision rejected SCE's proposed approach for the recovery of a portion of administrative and general costs and plant costs related to transmission, and instead suggested that SCE seek recovery of such costs through distribution rates.

Environmental Protection

Edison International is subject to numerous environmental laws and regulations, which require it to incur substantial costs to operate existing facilities, construct and operate new facilities, and mitigate or remove the effect of past operations on the environment.

As further discussed in Note 2 to the Consolidated Financial Statements, Edison International records its environmental liabilities when site assessments and/or remedial actions are probable and a range of reasonably likely cleanup costs can be estimated. Edison International's recorded estimated minimum liability to remediate its 45 identified sites is $104 million. Edison International believes that, due to uncertainties inherent in the estimation process, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $281 million. In 1998, SCE sold all of its gas- and oil-fueled power plants but has retained some liability associated with the divested properties.

The CPUC allows SCE to recover environmental-cleanup costs at 44 of its sites, representing $34 million of its recorded liability, through an incentive mechanism, which is discussed in Note 2. SCE has recorded a regulatory asset of $71 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

Edison International's identified sites include several sites for which there is a lack of currently available information. As a result, no reasonable estimate of cleanup costs can be made for these sites. Edison International expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $5 million to $15 million. Recorded costs for the twelve months ended June 30, 2000, were $13 million.

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

Edison International's projected environmental capital expenditures are $1.6 billion for the 2000-2004 period, mainly for undergrounding certain transmission and distribution lines at SCE and upgrading environmental controls at EME.

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

On January 1, 1999, Edison International implemented a new accounting rule that requires costs related to start-up activities to be expensed as incurred. Although this new accounting rule did not materially affect Edison International's results of operations or financial position, EME wrote off $14 million (after tax) of previously capitalized start-up costs in first quarter 1999.

In June 1998, a new accounting standard for derivative instruments and hedging activities was issued. The new standard, which as amended Edison International will be required to implement on January 1, 2001, requires all derivatives to be recognized on the balance sheet at fair value. Gains or losses from changes in fair value would be recognized in earnings in the period of change unless the derivative is designated as a hedging instrument. Gains or losses from hedges of a forecasted transaction or foreign currency exposure would be reflected in other comprehensive income. Gains or losses from hedges of a recognized asset or liability or a firm commitment would be reflected in earnings for the ineffective portion of the hedge. SCE anticipates that most of its derivatives under the new standard would qualify for hedge accounting. SCE expects to recover in rates any market price changes from its derivatives that could potentially affect earnings. Edison International is studying the impact of the new standard on its nonutility subsidiaries, and is unable to predict at this time the impact on its financial statements.

Forward-looking Information

In the preceding Management's Discussion and Analysis of Results of Operations and Financial Condition and elsewhere in this quarterly report, the words estimates, expects, anticipates, believes, and other similar expressions are intended to identify forward-looking information that involves risks and uncertainties. Actual results or outcomes could differ materially as a result of such important factors as further actions by state and federal regulatory bodies setting rates and implementing the restructuring of the electric utility industry including the sale or retention and ongoing operation of remaining generation assets; the effects, unfavorable interpretations and applications of new or existing laws and regulations relating to restructuring, taxes and other matters; the effects of increased competition in the electric utility business and other energy-related businesses, including direct customer access to retail energy suppliers and the unbundling of revenue cycle services such as metering and billing; changes in prices of electricity and fuel costs; changes in financial market conditions; risks of doing business in foreign countries, such as political changes and currency devaluations; power plant construction and operation risks; the ability to sell or retain electric generation assets; the ultimate selling price of those plants that are sold; new or increased environmental liabilities; the amount of revenue available to recover both transition and non-transition costs; the ability to create and expand new businesses, such as telecommunications; weather conditions; and other unforeseen events.

PART II - OTHER INFORMATION

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

Effective February 8, 2000, the parties entered into confidential agreements resolving all claims in the consolidated action and calling for dismissals with prejudice and releases. The settlement is subject to the approval of the CPUC. On February 10, 2000, the Court approved a stipulation staying all proceedings during the period required to obtain CPUC approval. On April 26, 2000, SCE filed an application to obtain such approval. The period for protesting the application has passed and no person has filed a protest. SCE expects a decision on the application later this year. The settlement is not expected to have a material financial effect on SCE.

                      San Onofre Personal Injury Litigation

As previously reported in Part I, Item 3, of the Registrant's Annual Report on Form 10-K for the year ending December 31, 1999, SCE is actively involved in three lawsuits claiming personal injuries allegedly resulting from exposure to radiation at San Onofre.

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

On November 17, 1995, an SCE employee and his wife sued SCE in the U.S. District Court for the Southern District of California. Plaintiffs also named Combustion Engineering. The trial in this case resulted in a jury verdict for both defendants. The plaintiffs' motion for a new trial was denied. Plaintiffs filed an appeal of the trial court's judgment to the Ninth Circuit Court of Appeals. On July 20, 2000, the Ninth Circuit issued an opinion reversing the trial court's judgment and ordering a retrial as to both defendants. The Court of Appeals concluded that the jury instructions were flawed and unfairly prejudiced plaintiffs and that the trial court erroneously dismissed the products liability claims against Combustion Engineering. The Ninth Circuit did not decide the merits of plaintiffs' claims. This decision, if not vacated or altered on rehearing or other further proceedings, would constitute a "favorable determination" for plaintiffs in both of the other cases at the U.S. District Court level (respectively mentioned in the immediately preceding and immediately following paragraphs), for purposes of the stay agreement described below. SCE and Combustion Engineering intend to seek rehearing before the Ninth Circuit.

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

In March of 1999, SCE reached an agreement with the plaintiffs in both of the cases at the U.S. District Court level to stay all proceedings including trial, pending the results of the case currently before the Ninth Circuit Court of Appeal. The parties agreed that if the plaintiffs in that case do not receive a favorable determination on appeal, then the two cases at the District Court level will be dismissed. If, however, those plaintiffs receive a favorable determination on their appeal, then the two District Court cases will be set for trial. On March 23, 1999, the District Court approved the parties' stay agreement in both cases. The stay will remain in effect until the conclusion of the appellate process, including filing and disposition of any petitions for rehearing in the Ninth Circuit or petitions for certiorari in the United States Supreme Court.

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

     3.3 Amended Bylaws of Edison International as adopted by the Board of Directors on February 17, 2000 (File No. 1-9936, filed as Exhibit 3.3 to Form 10-K for the year ended December 31, 1999)*

     10.1 Edison International 2000 Equity Plan

     10.2 Form of Agreement for 2000 Employee Awards under the 2000 Equity Plan

     10.3 Form  of  Agreement  for  2000   Director   Awards  under  the  Equity
          Compensation Plan

     10.4 Amendment No. 1 to the Edison International Equity Compensation Plan (as restated January 1, 1998)

     11   Computation of Basic and Fully Diluted Earnings per Share

     27   Financial Data Schedule

(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed during the quarter ended June 30, 2000.

---------------------
* Incorporated by reference pursuant to Rule 12b-32.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    EDISON INTERNATIONAL
                                             (Registrant)



                                    By:   THOMAS M. NOONAN
                                          ----------------------------------
                                          THOMAS M. NOONAN
                                          Vice President and Controller



                                    By:   KENNETH S. STEWART
                                          ----------------------------------
                                          KENNETH S. STEWART
                                          Assistant General Counsel and
                                          Assistant Secretary

August 11, 2000