Form 10-Q
period 2000-09-30
EDISON INTERNATIONAL
filed 2000-11-14
CIK 827052

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended               September 30,
                               ---------------------------------------------
2000
                                       OR

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
       Act of 1934

For the transition period from                       to
                               ----------------------   ----------------------

                          Commission File Number 1-9936

                              EDISON INTERNATIONAL
             (Exact name of registrant as specified in its charter)

             CALIFORNIA                                           95-4137452
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

Yes   X          No ___

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


            Class                            Outstanding at November 10, 2000
-------------------------------------      ------------------------------------
  Common Stock, no par value                           325,811,206

EDISON INTERNATIONAL

                                      INDEX
                                                                         Page
                                                                           No.
                                                                         -----
Part I.Financial Information:

  Item 1.  Consolidated Financial Statements:

       Consolidated Statements of Income - Three and Nine Months
            Ended September 30, 2000, and 1999                             1

       Consolidated Statements of Comprehensive Income -
            Three and Nine Months Ended September 30, 2000, and 1999       1

       Consolidated Balance Sheets - September 30, 2000,
            and December 31, 1999                                          2

       Consolidated Statements of Cash Flows - Nine Months
            Ended September 30, 2000, and 1999                             4

       Notes to Consolidated Financial Statements                          5

  Item 2.   Management's Discussion and Analysis of Results
                of Operations and Financial Condition                     12

Part II.  Other Information:

  Item 1.   Legal Proceedings                                             30

  Item 6.   Exhibits and Reports on Form 8-K                              32

EDISON INTERNATIONAL

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
In thousands, except per-share amounts

                                                           3 Months Ended                     9 Months Ended
                                                            September 30,                      September 30,
-------------------------------------------------------------------------------------------------------------------
                                                          2000             1999              2000           1999
-------------------------------------------------------------------------------------------------------------------
                                                                                 (Unaudited)
Electric utility                                     $ 2,431,836       $ 2,309,711      $ 6,114,551     $ 5,720,253
Nonutility power generation                            1,061,168           537,162        2,567,243       1,076,398
Financial services and other                             160,199           115,924          443,893         382,946
-------------------------------------------------------------------------------------------------------------------

Total operating revenue                                3,653,203         2,962,797        9,125,687       7,179,597
-------------------------------------------------------------------------------------------------------------------
Fuel                                                     335,705           176,800          929,718         399,565
Purchased power - contracts                              855,711           823,470        1,719,315       1,856,130
Purchased power - PX/ISO - net                         1,059,786           314,953        1,383,473         539,498
Provisions for regulatory adjustment clauses - net      (861,442)         (200,678)        (855,781)       (560,947)
Other operation and maintenance expenses                 736,437           688,386        2,292,260       2,082,429
Depreciation, decommissioning and amortization           535,009           486,190        1,515,120       1,339,687
Property and other taxes                                  30,338            29,978          100,448          98,811
Loss (gain) on sale of utility plant                         (86)              767           (6,618)         (2,158)
-------------------------------------------------------------------------------------------------------------------
Total operating expenses                               2,691,458         2,319,866        7,077,935       5,753,015
-------------------------------------------------------------------------------------------------------------------
Operating income                                         961,745           642,931        2,047,752       1,426,582
-------------------------------------------------------------------------------------------------------------------
Interest and dividend income                              62,837            27,152          125,738          70,276
Other nonoperating income (deductions) - net             (17,289)           (5,095)         (16,724)          8,521
-------------------------------------------------------------------------------------------------------------------
Total other income - net                                  45,548            22,057          109,014          78,797
-------------------------------------------------------------------------------------------------------------------
Income before fixed charges and taxes                  1,007,293           664,988        2,156,766       1,505,379
-------------------------------------------------------------------------------------------------------------------
Interest and amortization on long-term debt              270,607           205,506          802,936         526,853
Other interest expense                                    75,651            39,302          210,477         115,614
Capitalized interest                                      (3,472)           (4,994)         (11,592)        (22,804)
Dividends on preferred securities                         25,136            14,220           75,690          21,598
Dividends on utility preferred stock                       5,612             8,445           15,831          20,253
-------------------------------------------------------------------------------------------------------------------
Total fixed charges                                      373,534           262,479        1,093,342         661,514
-------------------------------------------------------------------------------------------------------------------
Minority interest                                            988               980            2,449           2,988
-------------------------------------------------------------------------------------------------------------------
Income before taxes                                      632,771           401,529        1,060,975         840,877
Income taxes                                             272,620           146,192          454,115         313,907
-------------------------------------------------------------------------------------------------------------------
Net income                                           $   360,151       $   255,337      $   606,860     $   526,970
-------------------------------------------------------------------------------------------------------------------

Weighted-average shares of common stock
   outstanding                                           325,811           347,207          334,584         347,654
Basic earnings per share                                   $1.11            $0.74             $1.81          $1.52
Diluted earnings per share                                 $1.10            $0.73             $1.81          $1.51
Dividends declared per common share                        $0.28            $0.27             $0.84          $0.81

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
In thousands
                                                           3 Months Ended                     9 Months Ended
                                                            September 30,                      September 30,
-------------------------------------------------------------------------------------------------------------------

                                                          2000             1999              2000           1999
-------------------------------------------------------------------------------------------------------------------
                                                                                 (Unaudited)
Net income                                             $ 360,151         $ 255,337        $ 606,860       $ 526,970
Cumulative translation adjustments - net                 (93,990)           47,304         (240,809)          5,590
Unrealized gain (loss) on securities - net                (1,852)           29,616           (6,705)         18,594
Reclassification adjustment
   for gains included in net income                           --           (13,654)         (24,487)        (45,899)
-------------------------------------------------------------------------------------------------------------------

Comprehensive income                                   $ 264,309         $ 318,603        $ 334,859       $ 505,255
-------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

EDISON INTERNATIONAL

CONSOLIDATED BALANCE SHEETS
In thousands

                                                                             September 30,           December 31,
                                                                                 2000                    1999
-------------------------------------------------------------------------------------------------------------------

ASSETS                                                                        (Unaudited)

Cash and equivalents                                                         $ 1,076,098           $    507,581
Receivables, including unbilled revenue, less allowances of
   $40,828 and $34,164 for uncollectible accounts at respective dates          1,804,768              1,378,422
Fuel inventory                                                                   245,774                241,216
Materials and supplies, at average cost                                          207,055                199,302
Accumulated deferred income taxes - net                                          548,056                190,508
Trading and price risk management assets                                         303,028                     --
Prepayments and other current assets                                             222,572                152,635
-------------------------------------------------------------------------------------------------------------------

Total current assets                                                           4,407,351              2,669,664
-------------------------------------------------------------------------------------------------------------------

Nonutility property - less accumulated provision for
   depreciation of $676,593 and $445,945 at respective dates                   9,940,293             12,352,095
Nuclear decommissioning trusts                                                 2,541,921              2,508,904
Investments in partnerships and unconsolidated subsidiaries                    2,679,963              2,504,691
Investments in leveraged leases                                                2,293,305              1,884,603
Other investments                                                                337,949                180,594
-------------------------------------------------------------------------------------------------------------------

Total investments and other assets                                            17,793,431             19,430,887
-------------------------------------------------------------------------------------------------------------------

Utility plant, at original cost:
   Transmission and distribution                                              12,912,093             12,439,059
   Generation                                                                  1,723,248              1,717,676
Accumulated provision for depreciation
  and decommissioning                                                         (7,759,094)            (7,520,036)
Construction work in progress                                                    674,910                562,651
Nuclear fuel, at amortized cost                                                  126,705                132,197
-------------------------------------------------------------------------------------------------------------------

Total utility plant                                                            7,677,862              7,331,547
-------------------------------------------------------------------------------------------------------------------

Unamortized nuclear investment - net                                             782,582              1,365,848
Income tax-related deferred charges                                            1,181,196              1,272,947
Transition revenue account                                                     2,358,080                     --
Regulatory balancing accounts - net                                            1,350,938              1,714,973
Unamortized debt issuance and reacquisition expense                              321,854                339,806
Other deferred charges                                                         2,045,334              2,103,716
-------------------------------------------------------------------------------------------------------------------

Total deferred charges                                                         8,039,984              6,797,290
-------------------------------------------------------------------------------------------------------------------






Total assets                                                                $ 37,918,628           $ 36,229,388
-------------------------------------------------------------------------------------------------------------------





   The accompanying notes are an integral part of these financial statements.

EDISON INTERNATIONAL

CONSOLIDATED BALANCE SHEETS
In thousands, except share amounts

                                                                             September 30,           December 31,
                                                                                 2000                    1999
-------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY                                          (Unaudited)

Short-term debt                                                             $  3,339,564           $  2,553,376
Current portion of long-term debt                                                997,222                962,041
Accounts payable                                                                 957,663                625,347
Accrued taxes                                                                    437,765                406,770
Accrued interest                                                                 172,830                188,773
Dividends payable                                                                103,859                100,598
Regulatory balancing accounts - net                                              982,310                 75,693
Trading and price risk management liabilities                                    336,980                     --
Deferred unbilled revenue                                                        412,265                300,339
Other current liabilities                                                      1,894,359              1,629,250
-------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                      9,634,817              6,842,187
-------------------------------------------------------------------------------------------------------------------

Long-term debt                                                                12,487,838             13,391,636
-------------------------------------------------------------------------------------------------------------------

Accumulated deferred income taxes - net                                        6,426,802              5,756,824
Accumulated deferred investment tax credits                                      194,044                224,636
Customer advances and other deferred credits                                   1,643,780              2,094,225
Power purchase contracts                                                         489,547                563,459
Accumulated provision for pension and benefits                                   430,189                373,843
Other long-term liabilities                                                      100,676                103,470
-------------------------------------------------------------------------------------------------------------------

Total deferred credits and other liabilities                                   9,285,038              9,116,457
-------------------------------------------------------------------------------------------------------------------

Commitments and contingencies (Notes 1 and 7)

Minority interest                                                                 18,462                  8,778
-------------------------------------------------------------------------------------------------------------------

Preferred stock of utility:
   Not subject to mandatory redemption                                           128,755                128,755
   Subject to mandatory redemption                                               255,700                255,700
Company-obligated mandatorily redeemable securities
   of subsidiaries holding solely parent company debentures                      948,769                948,238
Other preferred securities                                                       279,734                326,894
-------------------------------------------------------------------------------------------------------------------

Total preferred securities of subsidiaries                                     1,612,958              1,659,587
-------------------------------------------------------------------------------------------------------------------

Common stock (325,811,206 and 347,207,106
   shares outstanding at respective dates)                                     1,960,521              2,090,212
Accumulated other comprehensive income:
   Cumulative translation adjustments - net                                     (230,361)                10,448
   Unrealized gain in equity securities - net                                         --                 31,192
Retained earnings                                                              3,149,355              3,078,891
-------------------------------------------------------------------------------------------------------------------

Total common shareholders' equity                                              4,879,515              5,210,743
-------------------------------------------------------------------------------------------------------------------


Total liabilities and shareholders' equity                                  $ 37,918,628           $ 36,229,388
-------------------------------------------------------------------------------------------------------------------



   The accompanying notes are an integral part of these financial statements.

EDISON INTERNATIONAL
CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands

                                                                                        9 Months Ended
                                                                                         September 30,
-------------------------------------------------------------------------------------------------------------------

                                                                                2000                      1999
-------------------------------------------------------------------------------------------------------------------

                                                                                          (Unaudited)
Cash flows from operating activities:
Net income                                                                 $   606,860               $   526,970
Adjustments for non-cash items:
   Depreciation, decommissioning and amortization                            1,515,120                 1,339,687
   Other amortization                                                          132,826                    70,279
   Deferred income taxes and investment tax credits                            453,627                   256,460
   Equity in income from partnerships and unconsolidated
      subsidiaries                                                            (197,013)                 (198,079)
   Income from leveraged leases                                               (141,216)                 (163,952)
   Other long-term liabilities                                                   5,455                   103,822
   Regulatory balancing account - long-term                                 (1,994,045)                 (888,681)
   Unrealized gain on gas call options                                        (240,281)                     (269)
   Other - net                                                                 (58,785)                   17,763
Changes in working capital:
   Receivables                                                                (411,903)                 (262,372)
   Regulatory balancing accounts                                               906,617                   159,861
   Fuel inventory, materials and supplies                                       20,924                    (3,656)
   Prepayments and other current assets                                        (53,245)                  (76,062)
   Accrued interest and taxes                                                   (9,874)                  184,815
   Accounts payable and other current liabilities                              778,235                   671,696
Distributions and dividends from unconsolidated entities                       135,361                   117,001
-------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                    1,448,663                 1,855,283
-------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Long-term debt issued                                                        3,015,718                 4,338,640
Long-term debt repaid                                                       (3,332,397)                 (805,998)
Funds held in trust                                                           (219,400)                       --
Common stock repurchased                                                      (385,799)                  (92,023)
Preferred securities issued                                                         --                   761,024
Rate reduction notes repaid                                                   (174,989)                 (178,280)
Short-term debt issued - net                                                   905,154                   882,270
Dividends paid                                                                (279,628)                 (279,003)
Other - net                                                                     (5,979)                  (22,757)
-------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                              (477,320)                4,603,873
-------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Additions to property and plant                                             (1,067,176)                 (956,491)
Purchase of nonutility generating plants                                       (16,895)               (3,959,011)
Proceeds from sale of assets                                                    39,164                    23,174
Proceeds from sale and leaseback - Illinois plants                           1,667,000                        --
Funding of nuclear decommissioning trusts                                     (123,507)                  (95,473)
Investments in partnerships and unconsolidated subsidiaries                   (321,700)                 (846,026)
Investments in leveraged leases                                               (257,660)                      466
Other - net                                                                   (322,052)                    9,286
-------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                         (402,826)               (5,824,075)
-------------------------------------------------------------------------------------------------------------------

Net increase in cash and equivalents                                           568,517                   635,081
Cash and equivalents, beginning of period                                      507,581                   583,556
-------------------------------------------------------------------------------------------------------------------

Cash and equivalents, end of period                                        $ 1,076,098               $ 1,218,637
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

Certain prior-period amounts were reclassified to conform to the September 30, 2000, financial statement presentation.

Note 1. Regulatory Matters

Generating Plant Divestiture

In October 1999, Southern California Edison Company (SCE) filed an application with the California Public Utilities Commission (CPUC) to approve an auction process to sell its 56% interest in Mohave Generating Station. In April 2000, the CPUC approved the auction process and in May 2000, SCE agreed to sell its interest in Mohave to AES Corporation for approximately $533 million. The transaction is subject to approval by the CPUC and various federal regulatory agencies. In June 2000, SCE submitted a compliance filing with the CPUC, seeking approval of the auction results and the sale to AES. In response to the Utility Workers Union of America's (UWUA) opposition to the sale and its motion to intervene, a CPUC administrative law judge (ALJ) has indicated that he will recommend to the CPUC that consideration of the sale be deferred until the CPUC's ongoing investigation of current problems in the California electricity markets is completed. SCE expects the sale to close in 2001, if approved by the CPUC on a timely basis.

In April 2000, SCE agreed to sell its 15.8% interest in Palo Verde and its 48% interest in Four Corners Generating Station to Pinnacle West Energy for $550 million, subject to certain adjustments. The sale of assets at Palo Verde will be accompanied by an assignment of SCE's interest in the related decommissioning fund. The transaction is subject to the approval of the CPUC, the Nuclear Regulatory Commission, the FERC and other state and federal entities, and to the receipt of a favorable ruling from the Internal Revenue Service. The Utility Reform Network (TURN) and the UWUA have filed a motion with the CPUC recommending that the CPUC reject the sale and require SCE to retain these generating assets. The CPUC's Office of Ratepayer Advocates has supported this motion. The CPUC has not ruled on the motion. Evidentiary hearings are scheduled for February 2001. Until the end of November 2000, competing offers may be solicited by SCE, subject to certain conditions, and any superior offers obtained are subject to matching rights by Pinnacle West Energy. The transaction is expected to close by the end of 2001, if approved by the CPUC on a timely basis.

Proceeds from the sale of these assets will be applied toward transition cost recovery. SCE has asked the CPUC for approval to credit the transition cost balancing account (TCBA) and debit the generation asset balancing account (GABA) with the aggregate net gain in the pending sales as soon as possible.

Hydroelectric Market Value Filing

In December 1999, SCE filed an application with the CPUC establishing a market value for its hydroelectric generation-related assets at approximately $1.0 billion (almost twice the assets' book value) and proposing to retain and operate the hydroelectric assets under a performance-based, revenue-sharing

\EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Transition Revenue Account (TRA)

Due to higher than expected wholesale market prices for electricity, SCE began accruing large undercollections in the TRA beginning in May 2000. On October 4, 2000, SCE filed an emergency petition with the CPUC for expedited modification of the CPUC's earlier decisions that would prohibit SCE from recovering TRA balances after the transition period. In its petition, SCE requested that the CPUC modify its prior decisions and allow SCE to recover TRA undercollections incurred during the statutory rate freeze period, over a reasonable period of time after the end of the rate freeze. On October 17, 2000, the assigned CPUC commissioner and a CPUC ALJ issued a ruling stating that the CPUC will reconsider the TRA and TCBA rate-making mechanisms and adopt a schedule that permits a decision by year-end.

On October 25, 2000, SCE filed a prehearing conference statement required by the October 17 ruling. The statement proposed that the CPUC take four key actions: support market reform, including providing more opportunities for utilities to contract for longer term supplies of power, completing review of bilateral contract proposals, and urging other agencies to help rectify the market structure problems that have become apparent; confirm that utility companies will be permitted to recover their reasonable procurement costs incurred on behalf of customers; implement a post-freeze rate stabilization plan, including a modest near-term energy rate increase in the interest of avoiding a much larger rate increase in 2002 and thereafter; and promptly decide whether the CPUC is going to permit the sale of the utilities' remaining generation assets. SCE also proposed a schedule leading to adoption of a new rate plan effective January 1, 2001.

At the October 27, 2000, CPUC prehearing conference, the ALJ extended the date for responses to SCE's emergency motions to November 9, 2000, and set the same date for responses to a petition filed by TURN that argued for undercollected electricity costs to be treated as if such costs were unrecovered transition costs. The parties were also given until the same date to file specific proposals relating to the TRA undercollections. The ALJ stated that the scope of this phase of the proceeding is limited to changes in the applicable CPUC-authorized accounting and rate-making mechanisms, and is not intended to address before the end of this year the question of whether prior CPUC decisions should be modified to permit carryover of TRA undercollections past the end of the rate freeze.

On November 1, 2000, the assigned CPUC commissioner issued a ruling confirming that the proceeding will explore interim accounting and rate-making measures that the CPUC can adopt by year-end. The ruling also stated that the assigned commissioner will prepare an order instituting investigation for consideration at the CPUC's December 21, 2000, meeting, which will allow the CPUC to consider alternative ways of handling the residual cash flow problems from large TRA undercollections that have not been resolved through CPUC accounting and rate-making mechanisms.

On November 9, 2000, SCE filed with the CPUC its comments in response to the assigned commissioner's ruling. SCE stated that there are no accounting and rate-making mechanisms that will correct the problem of wholesale power procurement costs exceeding revenue from frozen retail rates, and the only real solution is to increase rates. However, as a mitigation measure, SCE proposed that overcollections in the TCBA at the time new rates would go into effect, that otherwise would be refunded, should be used to reduce TRA undercollections. In the filing, SCE also opposed TURN's petition as being unlawful. On the same date, SCE filed with the CPUC a request for approval to credit the TCBA and debit the GABA as soon as possible with the aggregate net gain on the pending sales of the Mohave, Four

Corners and Palo Verde generating plants, which would have the effect of substantially accelerating the end of SCE's statutory rate freeze. Based on the valuations for those plants filed by SCE with the CPUC, SCE's utility-owned transition costs were fully recovered no later than August 31, 2000.

Edison International cannot predict what actions the CPUC will finally take in proceedings described above or their financial impact on Edison International. However, any actions that make the TRA undercollections not probable of recovery would require SCE to charge the TRA undercollections or a portion thereof to earnings under generally accepted accounting principles and could have a material adverse effect on Edison International's financial condition and results of operations.

Wholesale Electricity Markets

On October 16, 2000, SCE filed a joint petition urging the Federal Energy Regulatory Commission (FERC) to immediately find the California wholesale electricity market to be not workably competitive, immediately impose a cap on the price for energy, and institute further expedited proceedings regarding the market failure, mitigation of market power, structural solutions and responsibility for refunds.

On November 1, 2000, the FERC issued a report and proposed order proposing remedies for California wholesale electric markets. The FERC found that the California market structure and rules, with the imbalance of supply and demand, provide the opportunity for sellers to exercise market power and have caused, and have the potential to continue to cause, unjust and unreasonable rates. However, the FERC also found that the record before them does not support refunds from power sellers for periods prior to October 2, 2000, but that subsequent rates would be subject to refund through December 31, 2002. The FERC proposed several immediate remedies and certain longer term structural reforms. The FERC is taking comments on the proposed order and said it will issue a final order by the end of 2000.


Note 2.  Business Segments

Edison International's reportable business segments include its electric utility operation segment (SCE), a nonutility power generation segment (EME), and a capital and financial services provider segment (Edison Capital).

Segment information for the three and nine months ended September 30, 2000, and 1999, was:

                                                        3 Months Ended                     9 Months Ended
                                                         September 30,                      September 30,
----------------------------------------------------------------------------------------------------------------

     In millions                                       2000          1999                 2000          1999
----------------------------------------------------------------------------------------------------------------
     Operating Revenue:
     Electric utility                               $ 2,432       $ 2,310              $ 6,115       $ 5,720
     Nonutility power generation                      1,061           537                2,567         1,076
     Capital and financial services                      72            59                  205           222
     Corporate and other(1)                              88            57                  239           161
----------------------------------------------------------------------------------------------------------------

     Consolidated Edison International              $ 3,653       $ 2,963              $ 9,126       $ 7,179
----------------------------------------------------------------------------------------------------------------

     Net Income:
     Electric utility(2)                           $    172      $    160             $    441      $    343
     Unregulated power generation                       191            86                  161           136
     Capital and financial services                      36            35                  113           109
     Corporate and other(1)                             (39)          (26)                (108)          (61)
----------------------------------------------------------------------------------------------------------------

     Consolidated Edison International             $    360      $    255             $    607      $    527
----------------------------------------------------------------------------------------------------------------

(1) Includes amounts from nonutility subsidiaries not significant as a reportable segment.

(2)  Net income available for common stock.

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total segment assets as of September 30, 2000, were: electric utility, $19.8 billion; unregulated power generation, $14.0 billion; capital and financial services, $4.1 billion.

Note 3.  Acquisitions and Sale-Leaseback Transactions

In March 2000, EME completed its acquisition of Edison Mission Wind Power Italy B.V., formerly known as Italian Vento Power Corp. Energy 5 B.V. Edison Mission Wind owns a 50% interest in a series of wind-generated power projects in operation or under development in Italy. When all of the projects under development are completed, currently scheduled for 2002, the total capacity of these projects will be 283 MW. The purchase price of the acquisition was $43 million with equity contribution obligations of up to $16 million, depending on the number of projects that are ultimately developed.

On September 1, 2000, EME completed a transaction with P&L Coal Holdings Corporation and Gold Fields Mining Corporation to acquire the trading operations of Citizens Power LLC and a minority interest in certain structured transaction investments. The purchase price of $45 million is based on the sum of: (a) fair market value of the trading portfolio and the structured transaction investments, and (b) $25 million. The acquisition was funded from cash. By the end of the third quarter of 2000, the Citizens' trading operations were merged into EME's trading operations, and trading is currently being conducted out of Boston, Massachusetts.

On July 10, 2000, EME entered into a sale-leaseback of certain equipment, primarily Illinois peaker power units, to a third party lessor for $300 million. In connection with the sale-leaseback, EME purchased $255 million of notes issued by the lessor which accrue interest at a variable rate depending on the investment rating. The notes are due and payable in five years.

On August 24, 2000, EME entered into a sale-leaseback transaction for the Powerton and Joliet power facilities, located in Illinois, to third party lessors for an aggregate purchase price of $1.367 billion. Under the terms of the leases (33.75 years for Powerton and 30 years for Joliet), EME will make semi-annual lease payments on each on January 2 and July 2, beginning January 2, 2001. Minimum lease payments during the next five years for the Powerton and Joliet facilities are $31.2 million in 2000; $83.3 million for 2001; $97.3 million for 2002; $97.3 million for 2003; $97.3 million for 2004 and a total of $1,989.3 million for the remaining term of the leases. The lease costs will be levelized over the terms of the respective leases. No gain or loss was recorded on the sale of the power plants or equipment.

Note 4.  Accounting Changes

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

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.  Employee Compensation and Benefit Plans

As disclosed in Edison International's 1999 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the first and second quarters of 2000, Edison International's Board of Directors and its Compensation and Executive Personnel Committee considered an exchange offer of cash and stock equivalent units for outstanding affiliate options issued by EME and Edison Capital. During June 2000, the Compensation and Executive Personnel Committee and the Board of Directors considered the advisability of a revised exchange offer, and on July 3, 2000, a revised offer was made to holders of EME and Edison Capital affiliate options. Holders of 100% of the outstanding affiliate options accepted the exchange offer, and on August 8, 2000, all conditions for completion of the exchange offer were satisfied and the exchange offer was completed. The value of the revised exchange offer was less than amounts previously accrued due in part to lower valuations of certain of EME's merchant plants. As a result, Edison International reduced the liability for accrued incentive compensation by $60 million in third quarter 2000.


Note 6.  Financial Instruments

Edison International's risk management policy allows the use of derivative financial instruments to manage financial exposure on its investments and fluctuations in interest rates, but prohibits the use of these instruments for speculative or trading purposes, except at the new trading operations unit acquired by EME (see discussion in Note 3). Edison International uses the fair value method for its trading and price risk management activities. Under this method, forwards, futures, options, swaps and other financial instruments with third parties are reflected at market value and are included in the balance sheet as assets or liabilities from trading and price risk management activities. In the absence of quoted values, financial instruments are valued at fair value, considering time value, volatility of the underlying commodity, and other factors as determined by Edison International. The resulting gains and losses are recognized in the profit and loss account in the period of change. Assets from trading and price risk management activities include the fair value of open financial positions related to trading activities and the present value of net amounts receivable from structured transactions. Liabilities from trading and price risk management activities include the fair value of open financial positions related to trading activities and the present value of net amounts payable from structured transactions.

Edison International uses the hedge accounting method (see the 1999 Annual Report on Form 10-K) to record its derivative financial instruments outside of its trading operations.

Note 7.  Contingencies

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

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Edison International's recorded estimated minimum liability to remediate its 44 identified sites is $105 million. The ultimate costs to clean up Edison International's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. Edison International believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $269 million. The upper limit of this range of costs was estimated using assumptions least favorable to Edison International among a range of reasonably possible outcomes. In 1998, SCE sold all of its gas- and oil-fueled generation plants and has retained some liability associated with the divested properties.

The CPUC allows SCE to recover environmental-cleanup costs at certain sites, representing $36 million of its recorded liability, through an incentive mechanism (SCE may request to include additional sites). Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; and shareholders fund the remaining 10%, with the opportunity to recover these costs from insurance carriers and other third parties. SCE has successfully settled insurance claims with all responsible carriers. Costs incurred at SCE's remaining sites are expected to be recovered through customer rates. SCE has recorded a regulatory asset of $70 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

Edison International's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that Edison International may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can now be made for these sites.

Edison International expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $5 million to $15 million. Recorded costs for the twelve-month period ended September 30, 2000, were $12 million.

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

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

SCE, as operating agent, has primary responsibility for the interim storage of its spent nuclear fuel at San Onofre. Current capability to store spent fuel is estimated to be adequate through 2005. Meeting spent-fuel storage requirements beyond that period would require additional on-site storage capability, the costs for which have not been determined. Extended delays by the DOE could lead to consideration of costly alternatives involving siting and environmental issues. SCE has paid the DOE the required one-time fee applicable to nuclear generation at San Onofre through April 6, 1983 (approximately $24 million, plus interest). SCE is also paying the required quarterly fee equal to one mill per kilowatt-hour of nuclear-generated electricity sold after April 6, 1983.

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

Note 8.  Subsequent Events

On November 8, 2000, Edison International issued $350 million of short-term floating rate notes due in November 2001. The interest rate on these notes is reset quarterly. These floating rate notes may not be redeemed prior to maturity.

On November 8, SCE issued $1.0 billion of 7.20% variable rate notes. These notes have a stated maturity of November 2003, but are redeemable at the option of SCE, in whole or in part, at any time at a make-whole price.

Also, on November 8, 2000, SCE issued $300 million of floating rate notes due in May 2002. The interest rate on these notes is reset quarterly. These floating rate notes may not be redeemed prior to maturity.

EDISON INTERNATIONAL

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Earnings

Edison International's basic earnings per share were $1.11 and $1.81, respectively, for the three and nine months ended September 30, 2000, compared to 74(cent) and $1.52 for the same periods in 1999. Southern California Edison's
(SCE) earnings for the three and nine months ended September 30, 1999, were 53(cent) and $1.32, respectively, up 7(cent) and 33(cent), respectively, over the year-earlier periods. The increases at SCE were primarily due to the planned refueling outages at the San Onofre Nuclear Generating Station in the first half of 1999 (there have been no refueling outages in 2000 through September 30), combined with superior operating performance at San Onofre and higher kilowatt-hour sales. Edison Mission Energy's (EME) earnings were 59(cent) and 48(cent), respectively, up 34(cent) and 9(cent), respectively, over the same periods in 1999. The increases at EME were primarily attributable to earnings from its Illinois and Homer City plants, power plants in the United Kingdom and a $37 million (after-tax) adjustment to its accrued compensation expense related to the termination of the affiliate option plan. The year-to-date increase was partially offset by anticipated higher operating costs and interest expense at EME. Edison Capital's earnings were 11(cent) and 34(cent), respectively, for the three and nine months ended September 30, 2000, up 1(cent) and 3(cent), respectively, over the year-earlier periods. The increases at Edison Capital were due to higher earnings from infrastructure investments and the sale of interests in affordable housing investments. Edison Enterprises and the parent company incurred losses of 12(cent) and 33(cent), respectively, for the quarter and year-to-date period ended September 30, 2000, compared to losses of 7(cent) and 17(cent) for the comparable periods in 1999. The decreases in earnings were primarily due to higher interest expense at the parent company.

The reduced number of outstanding shares (due to a repurchase program discussed in Financial Condition) benefited Edison International's earnings per share by 7(cent) for the quarter ended September 30, 2000, and by 6(cent) for the nine months ended September 30, 2000.

Operating Revenue

As a result of electric utility industry restructuring, customers can choose to have SCE purchase power on their behalf, or they can buy power directly from an energy service provider, thus becoming direct access customers. Most direct access customers continue to be billed by SCE, but are given a credit for the generation portion of their bills.

Electric utility revenue increased for the three and nine months ended September 30, 2000, compared to the year-earlier periods, primarily due to warmer weather in the second and third quarters of 2000 as compared to the same periods in 1999. The volume increases in electric utility revenue were partially offset by the credit given to customers who chose direct access. Over 92% of operating revenue was from retail sales. Retail rates are regulated by the California Public Utilities Commission (CPUC) and wholesale rates are regulated by the Federal Energy Regulatory Commission (FERC).

Due to warmer weather during the summer months, electric utility revenue during the third quarter of each year is significantly higher than other quarters.

Nonutility power generation revenue increased for both the three and nine months ended September 30, 2000, compared with the year-earlier periods, primarily due to EME's acquisition of the Illinois plants (December 1999) and the Ferrybridge and Fiddler's Ferry plants (July 1999), and the start of commercial operation of the Doga project in Turkey.

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

Financial services and other revenue increased for the quarter and year-to-date period ended September 30, 2000, compared to the same periods last year, mainly due to customer growth at two of Edison International's subsidiaries (providers of energy management and home security services). The year-to-date increase was partially offset by a decrease in Edison Capital's revenue from infrastructure investments and sale of interests in affordable housing investments.

Operating Expenses

Fuel expense increased for the three and nine months ended September 30, 2000, compared to the same periods in 1999. The increases were primarily due to increased expenses from EME's plants acquired during 1999 and at EME's Doga project.

Prior to April 1998, SCE was required under federal law and CPUC orders to enter into contracts to purchase power from qualifying facilities (QFs) at CPUC-mandated prices even though energy and capacity prices under many of these contracts are generally higher than other sources. Purchased-power expense-contracts increased for the quarter and decreased for the nine months ended September 30, 2000, compared to the year-earlier periods. The quarterly increase is the result of significantly higher priced purchases from certain QFs more than offsetting the lower volume of QF purchases. The purchased-power expense-contracts decrease for the nine months ended is mainly due to SCE's settlement agreements to terminate its contracts with certain QFs and the terms in some of the remaining QF contracts reverting to lower prices. For the twelve months ended September 30, 2000, SCE paid about $600 million (including energy and capacity payments) more for these power purchases than the cost of power available from other sources. SCE is continuing to purchase power under existing contracts from certain QFs and from other utilities. SCE sells this power through the California Power Exchange (PX) and the California Independent System Operator (ISO).

Since April 1, 1998, SCE has been required to sell all of its generated and purchased power through the PX and ISO, schedule delivery of the power through the ISO and acquire all of its power from the PX and ISO to distribute to its retail customers. SCE nets these PX and ISO transactions for reporting purposes. PX/ISO purchased-power expense significantly increased for the three and nine months ended September 30, 2000, compared to the same periods in 1999. During second and third quarter 2000, an increased volume of higher priced PX purchases was partially offset by increases in PX sales revenue and ISO net revenue, as well as an increase in the market value of gas call options. Increases in the options' market value decreased purchased-power expense. These gas call options mitigated SCE's transition cost recovery exposure to increases in energy prices. In addition, the year-to-date increase in 2000 was partially offset by the realization of hydroelectric-related ISO revenue (in first quarter 2000) that had been previously deferred awaiting regulatory approval. For a further discussion of SCE's hedging instruments and the recent significant increases in PX prices, see Market Risk Exposures.

Provisions for regulatory adjustment clauses decreased for the three and nine months ended September 30, 2000, compared to the year-earlier periods, primarily due to undercollections related to the transition revenue account (TRA) (see further discussion of the TRA in Status of Stranded-Asset Recovery), partially offset by overcollections related to the transition cost balancing account
(TCBA). The quarterly provision decrease also reflects undercollections related to the administration of public-purpose funds and the rate-making treatment of the rate reduction notes. This rate-making treatment has allowed for the deferral of the recovery of a portion of the transition-related costs, from a four-year to a 10-year period. The year-to-date provision decrease also reflects undercollections related to the administration of public-purpose funds.

Other operation and maintenance expenses increased for both the three and nine months ended September 30, 2000, primarily reflecting increased plant operating expenses at EME's plants acquired in 1999, and increases at two of Edison International's other nonutility subsidiaries (providers of energy management and home security services). The increases were partially offset by a decrease in EME's accrued compensation expense reflecting the termination of the affiliate option plan, and decreases at SCE related to its lower mandated transmission service (known as must-run reliability services) expense, which was caused by SCE being contractually obligated for fewer must-run units in 2000, compared to 1999, and lower maintenance expense due to no planned refueling outages in 2000 at San Onofre through September 30. The year-to-date increase was partially offset by a decrease at Edison Capital associated with the syndication of affordable housing investments in 2000.

Depreciation, decommissioning and amortization expense increased for both the three and nine months ended September 30, 2000, mainly due to EME's 1999 acquisitions of the Illinois plants (in December) and the Ferrybridge and Fiddler's Ferry plants (in July).

Other Income

Interest and dividend income increased for both the three and nine months ended September 30, 2000, primarily due to increases in interest earned on higher balancing account undercollections at SCE and increase at EME due to higher investment balances.

Other nonoperating deductions increased for the three and nine months ended September 30, 2000, compared to the year-earlier periods. The quarterly increase was mainly due to the gain on sale of an equity investment during third quarter 1999 at SCE, partially offset by an increase in other nonoperating income at EME related to its sale of a 30% interest in the Kwinana project in Australia during third quarter 2000. The year-to-date increase also reflects the gains on sales of equity investments in the first quarter of 1999 at SCE, partially offset by the gain on sale of an equity investment at Edison International's insurance subsidiary in first quarter 2000, as well as the absence of EME's write-off of start-up costs in first quarter 1999.

Fixed Charges and Taxes

Interest and amortization on long-term debt increased for both the quarter and year-to-date period ended September 30, 2000, compared to the same periods in 1999, reflecting additional long-term subsidiary debt at EME to finance its acquisition of the Homer City plant, the Ferrybridge and Fiddler's Ferry generation facilities, and the Illinois plants. Increased long-term debt at Edison International (parent company) also contributed to the increased interest expense.

Other interest expense increased for the three and nine months ended September 30, 2000, mostly due to increased expense resulting from SCE's balancing account overcollections, higher overall short-term debt balances at both SCE and Edison International, the parent company, and short-term debt utilized to fund a portion of EME's 1999 acquisitions of the Illinois plants, the Ferrybridge and Fiddler's Ferry generating facilities and the Homer City plant.

Capitalized interest decreased for the nine months ended September 30, 2000, compared to the same period in 1999, mainly due to the commercial operation of EME's EcoElectrica project in March 2000 and ISAB project in April 2000.

Dividends on preferred securities increased for both the third quarter and year-to-date period ended September 30, 2000, reflecting the issuance of quarterly income securities at Edison International, the parent company, in July and October 1999. Proceeds from the issuances were used primarily to finance EME's 1999 plant acquisitions.

Income taxes increased for both the three and nine months ended September 30, 2000, primarily due to higher pre-tax income.

Financial Condition

Edison International's liquidity is primarily affected by SCE's power purchases, debt maturities, dividend payments, capital expenditures, and investments in partnerships and unconsolidated subsidiaries. Capital resources include cash from operations and external financings. Currently, SCE's liquidity is being materially and adversely affected by the significant extent to which costs have exceeded revenue under frozen rates and are continuing to exceed current revenue, as well as by uncertainties about SCE's ability to recover these past and future undercollections. Because of the TRA undercollections and their effect on liquidity, SCE is taking various actions to control costs and limit expenditures, including, among other things, freezing new hires, postponing certain capital expenditures and ceasing new charitable contributions. Additional actions may be necessary if the CPUC does not take action in the near future, as requested by SCE. See further discussion in Status of Stranded-Asset Recovery.

Edison International's Board of Directors authorized the repurchase of up to $2.8 billion of its outstanding shares of common stock. Edison International repurchased more than 21 million shares (approximately $400 million) of its common stock through the first six months of 2000. These were the first repurchases since first quarter 1999. Edison International repurchased $2.8 billion (approximately 122 million shares) of its outstanding shares of common stock between January 1, 1995, and June 30, 2000, funded by dividends from its subsidiaries (primarily from SCE). Edison International's dividend payout ratio for the twelve-month period ended September 30, 2000, was 53%.

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $1.4 billion for the nine months ended September 30, 2000, compared to $1.9 billion for the same period in 1999. The decrease in cash flows provided by operating activities is primarily due to the unusually high prices SCE is paying for energy and ancillary services procured through the PX and ISO. For the nine months ended September 30, 2000, Edison International's cash flow coverage of dividends was 5.2 times, compared to 6.6 times for the year-earlier period.

Cash Flows from Financing Activities

At September 30, 2000, Edison International and its subsidiaries had $1.7 billion of borrowing capacity available under lines of credit totaling $3.4 billion. SCE had total lines of credit of $1.65 billion, with $336 million available for commercial paper borrowings and $550 million available for the refinancing of its variable-rate pollution-control bonds. The parent company had total lines of credit of $618 million, with $1 million available. The nonutility subsidiaries had total lines of credit of $1.1 billion, with $843 million available to finance general cash requirements. These unsecured lines of credit have various expiration dates and can be drawn down at negotiated or bank index rates.

SCE is arranging additional bank credit facilities to finance current and expected balancing account undercollections and other operating requirements. SCE recently obtained a commitment from lenders to provide a 364-day credit facility up to $1 billion, which would replace existing facilities totaling $600 million. The commitment is subject to documentation and other conditions.

EME's short-term and long-term debt are used for general corporate purposes as well as acquisitions. SCE's short-term debt is used to finance balancing account undercollections, fuel inventories and general cash requirements, including PX and ISO payments. SCE's long-term debt is used mainly to finance capital expenditures. SCE's external financings are influenced by market conditions and other factors. Although SCE's articles of incorporation and first mortgage trust indenture would allow SCE to issue up to $11.0 billion of additional first and refunding mortgage bonds and $2.3 billion of preferred stock based on current interest and dividend rates and its financial condition as of September 30, 2000, SCE must maintain its capital structure within CPUC-authorized guidelines. SCE would require CPUC approval to exceed the proportion of long-term debt presently authorized in its capital structure.

On October 10, 2000, the CPUC authorized SCE to increase its level of balancing account financing from $700 million to $2.0 billion for the purpose of purchasing electric power for delivery to its retail customers.

On November 8, 2000, Edison International issued $350 million of short-term floating rate notes due in November 2001. The interest rate on these notes is reset quarterly. These floating rate notes may not be redeemed prior to maturity.

On November 8, 2000, SCE issued $1.0 billion of 7.20% variable rate notes. These notes have a stated maturity of November 2003, but are redeemable at the option of SCE, in whole or in part, at any time at a make-whole price.

Also, on November 8, 2000, SCE issued $300 million of floating rate notes due in May 2002. The interest rate on these notes is reset quarterly. These floating rate notes may not be redeemed prior to maturity. SCE issued the variable and floating rate notes for, among other things, the purpose of financing its TRA undercollections.

SCE's ability to meet its obligations as they come due will depend in significant part upon the willingness of regulatory bodies to allow SCE to recover in rates the high purchase power costs it has experienced beginning in May 2000. If SCE's TRA underollections were at any time not deemed probable of recovery, the resulting charge to earnings could materially and adversely affect SCE's ability to issue first and refunding mortgage bonds or preferred stock, regardless of whether the CPUC approves such issuances. See further discussion in Status of Stranded-Asset Recovery.

EME has firm commitments of $3 million to make equity and other contributions related to the Italian wind projects. EME also has contingent obligations to make additional contributions of $86 million, primarily for equity support guarantees related to the Paiton project in Indonesia and the ISAB project in Italy.

EME may incur additional obligations to make equity and other contributions to projects in the future. EME believes it will have sufficient liquidity to meet these equity requirements from cash provided by operating activities, proceeds from the repayment of loans to energy projects and funds available from EME's revolving line of credit.

Edison Capital has firm commitments of $300 million to fund affordable housing, and energy and infrastructure investments.

During September 2000, Edison Capital invested $274 million in 10 lease-to-service contract transactions with Swisscom involving 100% of the telecommunications ducting network in various regions of Switzerland. Each transaction is structured as a 27-year lease followed by a 24-year service contract.

California law prohibits SCE from incurring or guaranteeing debt for its nonutility affiliates. Additionally, the CPUC regulates SCE's capital structure, limiting the dividends it may pay Edison International. At September 30, 2000, SCE had the capacity to pay $411 million in additional dividends and continue to maintain its authorized capital structure. These restrictions are not expected to affect Edison International's ability to meet its cash obligations. However, if events occur requiring SCE to charge its TRA undercollections to earnings, SCE would no longer be able to pay any dividends to Edison International.

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

Cash Flows from Investing Activities

Cash flows from investing activities are affected by additions to property and plant, purchases and sales of assets including leasebacks, the nonutility companies' investments in partnerships and unconsolidated subsidiaries, and funding of nuclear decommissioning trusts. Cash flows provided by investing activities include proceeds from EME's sale-leaseback transactions with third parties. Decommissioning costs are recovered in rates. SCE estimates that it will spend approximately $8.6 billion through 2060 to decommission its nuclear facilities. This estimate is based on SCE's current-dollar decommissioning costs ($2.1 billion), escalated at rates ranging from 0.3% to 10.0% (depending on the cost element) annually. These costs are expected to be funded from independent decommissioning trusts which receive SCE contributions of approximately $25 million per year.

Cash used for the nonutility subsidiaries' investing activities was $1.3 billion for the nine-month period ended September 30, 2000, compared to $5.0 billion for the same period in 1999. The decrease in 2000 reflects EME's plant acquisitions in 1999.

Projected Capital Requirements

Edison International's projected construction expenditures for the next five years are: 2000 - $1.3 billion; 2001 - $1.3 billion; 2002 - $1.3 billion; 2003 -
$1.1 billion; and 2004 - $1.0 billion.

Long-term debt maturities and sinking fund requirements for the five twelve-month periods following September 30, 2000, are: 2001 - $996 million; 2002 - $517 million; 2003 - $790 million; 2004 - $1.6 billion; and 2005 - $574 million.

Preferred stock redemption requirements for the five twelve-month periods following September 30, 2000, are: 2001- zero; 2002 - $105 million; 2003 - $9 million; 2004 - $9 million; and 2005 - $9 million.

Market Risk Exposures

Edison International's primary market risk exposures arise from fluctuations in energy prices, interest rates and foreign exchange rates. Edison International's risk management policy allows the use of derivative financial instruments to manage its financial exposures, but prohibits the use of these instruments for speculative or trading purposes, except at the new trading operation unit acquired by EME (see EME Acquisitions).

SCE Issues

As a result of the rate freeze established in the 1996 restructuring legislation, SCE's transition costs are recovered as the residual component of rates once the costs for distribution, transmission, public benefit programs, nuclear decommissioning and the cost of supplying power to its customers through the PX and ISO have already been recovered, as discussed below in Status of Stranded-Asset Recovery. Accordingly, more revenue generally will be available to cover transition costs when market prices in the PX and ISO are low than when PX and ISO prices are high. The effects of higher prices on transition cost revenue are mitigated to some extent by increased revenue on energy sold to the PX from SCE-controlled generation sources. Prior to the summer of 2000, the PX and ISO market prices had generally been consistent, although some irregular price spikes had occurred, but during the summer of 2000, there were sustained periods during which market prices diverged from the level of prices that should have come from properly functioning competitive markets. The ISO has responded to price spikes in the market for reliability services (referred to as ancillary services) by imposing a price cap on the market for such services until certain actions have been completed to improve the functioning of those markets. Similarly, the ISO currently maintains a cap on its market for imbalance energy until adequate measures to improve the efficient operation of the market have been implemented. The caps in these markets mitigate the risk of costly price spikes that would reduce the revenue available to SCE to pay transition costs. The ISO reduced the cap on imbalance energy and ancillary services from $500/MWh to $250/MWh effective August 7, 2000. The ISO further reduced the cap on replacement reserves to $100/MWh, effective July 1, 2000. These price cap reductions were a response to sustained significantly higher prices in the energy and ancillary services markets, beginning in May 2000. Reacting to the recent price increases, which have continued throughout the summer of 2000, government and regulatory bodies including the FERC, the CPUC, the California Electricity Oversight Board, the California Legislature and the California Attorney General, have initiated investigations or other actions relating to aspects of the electricity markets. SCE cannot predict what actions any of these entities may take or the potential effects of their actions. On October 16, 2000, SCE filed a joint petition with the FERC urging them to impose a $100/MWh cap on the markets run by the PX and ISO. In a November 1, 2000, report and proposed order (see discussion in Wholesale Electricity Markets), the FERC proposed modifying the auction procedures for the PX and ISO so that bids above $150/MWh cannot set the market clearing price.

In 1997, SCE bought gas call options to mitigate its transition cost recovery exposure to increases in energy costs. In October 2000, SCE sold its remaining options; the gains were credited to the TCBA. In July 1999, SCE began participating in forward purchases through a PX block forward market. In the PX block forward market, SCE can purchase monthly blocks of energy or ancillary services for six days a week (excluding Sundays and holidays) for 8 to 16 hours a day. These purchases can be made up to 12 months in advance of the delivery date. The CPUC originally limited SCE's use of the PX block forward market to a maximum of approximately 2,000 MW in any month. The PX requested and was granted authority from the FERC to sell other forward products including a peak product, six days a week, for eight hours a day. In March 2000, the CPUC approved SCE's request for rate-making treatment for its use of these additional products and for an expansion of the limits from all forward PX products up to 5,200 MW in summer months. In April 2000, the CPUC approved SCE's request to begin a demand responsiveness program that would allow customers to be paid to curtail their load during times of very high PX energy prices. On August 3, 2000, the CPUC approved SCE's request to enter into bilateral contracts for delivery of electricity. These contracts are limited in amount and must expire prior to December 31, 2005. Despite the usage of hedging instruments, SCE experienced significantly higher PX purchased-power expense during the summer of 2000.

EME Issues

Changes in interest rates, electricity pool pricing and fluctuations in foreign currency exchange rates can have a significant impact on EME's results of operations. EME has mitigated a portion of the risk of interest rate fluctuations by arranging for fixed rate or variable rate financing with interest rate swaps or other hedging mechanisms for a number of its project financings. Interest expense includes $13 million and $19 million, respectively, for the nine months ended September 30, 2000, and September 30, 1999, as a result of interest rate swap and collar agreements. Several of EME's interest rate swap and collar agreements mature prior to their underlying debt.

EME hedges a portion of the electric output of its plants in order to lock in desirable outcomes. EME also manages the margin between electric prices and fuel prices when deemed appropriate. EME uses forward contracts, swaps, futures or option contracts to achieve these objectives.

On September 1, 2000, EME acquired the trading operations of Citizens Power LLC. As a result of this acquisition, EME has expanded its trading operations beyond the traditional marketing of electric power generated. EME's trading and price risk management activities give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular commitment. Market risks are actively monitored to ensure compliance with the risk management policies of EME, which limit its total net exposure. EME performs a "value at risk" analysis daily to monitor its overall market risk exposure. Value at risk measures the worst expected loss over a given time interval, under normal market conditions, at a given confidence level. Given the inherent limitations of value at risk and relying on a single risk measurement tool, EME supplements this approach with other techniques, including the use of stress testing and worst-case scenario analysis, as well as stop limits and counterparty credit exposure limits.

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

Commonwealth Edison (ComEd) entered into purchase power agreements in which ComEd will purchase capacity and have the right to purchase energy generated by the Illinois plants. The agreements, which began in December 1999, and have a term of up to five years, provide for capacity and energy payments. ComEd will be obligated to make a capacity payment for the units under contract and an energy payment for the electricity produced by these units. The capacity payment will provide the Illinois plants revenue for fixed charges, and the energy payment will compensate the Illinois plants for variable costs of production. If ComEd does not order all the power from the units under contract, the Illinois plants may sell, subject to certain conditions, the excess energy at market prices to neighboring utilities, municipalities, third party electric retailers, large consumers and power marketers on a spot basis.

Projects in the U.K. sell their electric energy and capacity through a centralized electricity pool, which establishes a half-hourly clearing price, or pool price, for electric energy. The pool price is extremely volatile, and can vary by a factor of 10 or more over the course of a few hours due to large differentials in demand according to the time of day. First Hydro and Ferrybridge and Fiddler's Ferry mitigate a portion of the market risk of the pool by entering into contracts for differences (electricity rate swap agreements), related to either the selling or purchasing price of power, where a contract specifies a price at which the electricity will be traded, and the parties to the agreements make payments, calculated on the difference between the price in the contract and the pool price for the element of power under contract. These contracts are sold in various structures. These contracts act as a means of stabilizing production revenue or purchasing costs by removing an element of their net exposure to pool price volatility. A proposal to replace the current structure of the pool and the forward-contracts market to require firm physical delivery has been made by the Director General of Electricity supply, at the request of the Minister for Science, Energy and Industry in the U.K. Due to difficulties encountered during testing, implementation of the new trading arrangements has been delayed until March 2001. This proposal has placed a significant downward pressure on forward contract prices. Legislation in the form of a Utilities Bill, published on January 20, 2000, was introduced to allow for the implementation of new trading arrangements and the necessary amendments to generators' licenses. A warmer than average winter, the entry of new operations into the generation market, the introduction of the new electricity trading arrangements coupled with uncertainties surrounding the new Utilities Bill and a proposed "good behavior" clause, discussed below, have depressed anticipated prices for winter 2000/2001. As a result of these events, EME expects lower than previously anticipated revenue from its Ferrybridge and Fiddler's Ferry plants.

The Utilities Bill, which includes several consumer and environmental protection measures, became law in July 2000. While the U.K. government recognizes the need to strike a balance between consumer and shareholder interests, the proposals have far-reaching implications for the utilities sector.

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

EME's electric revenue increased by $31 million for the nine months ended September 30, 2000, compared to a decrease of $6 million for the same period in 1999, as a result of electricity rate swap agreements and other hedging activities.

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

One of the Paiton units began commercial operation in May 1999 and the other unit in July 1999. Because of the economic downturn, the state-owned electricity company is experiencing low electricity demand and has therefore ordered no power from the Paiton plant through February 2000; however, under the terms of the power purchase agreement, the state-owned electricity company is required to continue to pay for capacity and fixed operating costs once each unit and the plant achieve commercial operation. The state-owned electricity company has not paid invoices amounting to $659 million for capacity charges and fixed operating costs under the power purchase agreement.

In February 2000, Paiton and the state-owned electricity company executed an Interim Agreement in which the power purchase agreement will be administered pending a long-term restructure of the power purchase agreement. Among other things, the Interim Agreement provides for dispatch of the project, fixed monthly capacity payments to Paiton by the state-owned electricity company, and the standstill of any further legal proceedings by either party during the term of the Interim Agreement which runs through December 31, 2000, and may be extended by mutual agreement. To date, the state-owned electricity company has made timely payments of the fixed capacity totaling $84 million. Invoicing under the power purchase agreement will continue to accrue (minus the fixed monthly capacity payments under the Interim Agreement) and will be addressed under the overall tariff restructuring negotiations. The state-owned electricity company and Paiton have entered into negotiations on a long-term restructuring of the tariff but no final agreement has been reached to date. Any material modifications of the contract could also require a renegotiation of the Paiton project's debt agreement. The impact of any such renegotiations with the state-owned electricity company, the Indonesian government or the project's creditors on EME's expected return on its investment in Paiton is uncertain at this time; however, EME believes that it will ultimately recover its investment in the project.

EME Acquisitions

In March 2000, EME completed its acquisition of Edison Mission Wind Power Italy B.V., formerly known as Italian Vento Power Corp. Energy 5 B.V. Edison Mission Wind owns a 50% interest in a series of wind-generated power projects in operation or under development in Italy. When all of the projects under development are completed, currently scheduled for 2002, the total capacity of these projects will be 283 MW. The purchase price of the acquisition was $43 million with equity contribution obligations of up to $16 million, depending on the number of projects that are ultimately developed.

On September 1, 2000, EME completed a transaction with P&L Coal Holdings Corporation and Gold Fields Mining Corporation to acquire the trading operations of Citizens Power LLC and a minority interest in certain structured transaction investments. The purchase price of $45 million is based on the sum of: (a) fair market value of the trading portfolio and the structured transaction investments, and (b) $25 million. The acquisition was funded from cash. By the end of the third quarter of 2000, the Citizens' trading operations were merged into EME's trading operations, and trading is currently being conducted out of Boston, Massachusetts.

EME Sale-Leaseback Transactions

On July 10, 2000, EME entered into a sale-leaseback of certain equipment, primarily Illinois peaker power units, to a third party lessor for $300 million. In connection with the sale-leaseback, EME purchased $255 million of notes issued by the lessor which accrue interest at a variable rate depending on the investment rating. The notes are due and payable in five years.

On August 24, 2000, EME entered into a sale-leaseback transaction for the Powerton and Joliet power facilities, located in Illinois, to third party lessors for an aggregate purchase price of $1.367 billion. Under the terms of the leases (33.75 years for Powerton and 30 years for Joliet), EME will make semi-annual lease payments on each January 2 and July 2, beginning January 2, 2001. Minimum lease payments during the next five years for the Powerton and Joliet facilities are: $31.2 million in 2000; $83.3 million for 2001; $97.3 million for 2002; $97.3 million for 2003; $97.3 million for 2004 and a total of $1.989 billion for the remaining term of the leases. The lease costs will be levelized over the terms of the respective leases. No gain or loss was recorded on the sale of the power plants or equipment.

SCE's Regulatory Environment

SCE currently operates in a highly regulated environment in which it has an obligation to deliver electric service to customers in return for an exclusive franchise within its service territory. This regulatory environment continues to change as California moves toward a more competitive climate. SCE continues to recover its stranded costs associated with generation-related assets through transition cost recovery mechanisms, as described in Status of Stranded-Asset Recovery. California's electric industry restructuring statute included provisions to finance a portion of the stranded costs that residential and small commercial customers would have paid between 1998 and 2001, which allowed SCE to reduce rates by at least 10% to these customers, effective January 1, 1998. The statute mandated other rates to remain frozen at June 1996 levels (system average of 10.1(cent) per kilowatt-hour), including those for large commercial and industrial customers, and included provisions for continued funding for energy conservation, low-income programs and renewable resources. These frozen rates were to remain in effect until the earlier of March 31, 2002, or the date when the CPUC-authorized costs for utility-owned generation assets and obligations were recovered.

In January 2000, SCE filed an application with the CPUC proposing rates that would go into effect when the current rate freeze ends on March 31, 2002, or earlier, depending on the pace of transition cost recovery. On July 7, 2000, SCE updated this filing with more recent information. The proposal seeks CPUC approval of a rate redesign that will result in reduced rates for most customers when SCE completes the first phase of recovery of its transition costs. At the time of the filing, the proposed new rates were expected to reduce SCE's system average rates by about 12% from current frozen rate levels, based on certain assumptions about competitive energy prices and unbundled revenue requirements for 2002. In addition, SCE's filing proposes to redesign and establish separate transmission and distribution rates to better reflect the actual costs to deliver electricity and serve customers by recovering the fixed costs of delivering electricity in fixed charges. This pricing approach is consistent with CPUC policies requiring California's major utilities to move toward cost-based transmission and distribution rates. In light of SCE's recent four-point market reform and rate stabilization plan filed on October 25, 2000, (see Status of Stranded-Asset Recovery below), SCE is currently developing a rate stabilization plan that may require altering some of the proposals in its January 2000 post-rate freeze application.

Revenue is determined by various mechanisms depending on the utility operation.

Generation

Revenue from generation-related operations is being determined through the market and the CTC mechanism, which includes the nuclear rate-making agreements. The portion of revenue related to coal generation plant costs (Mohave Generating Station and Four Corners Generating Station) that is made uneconomic by electric industry restructuring is recovered through the CTC mechanism. After April 1, 1998, coal generation operating costs are recovered through the market. The excess of power sales revenue from the coal generating plants over the plants' operating costs is accumulated in a coal generation balancing account. SCE's costs associated with its hydroelectric plants are being recovered through a performance-based mechanism. The mechanism sets the hydroelectric revenue requirement and establishes a formula for extending it through the duration of the electric industry restructuring transition period, or until market valuation of the hydroelectric facilities, whichever occurs first. The mechanism provides that power sales revenue from hydroelectric facilities in excess of the hydroelectric revenue requirement be accumulated in a hydroelectric balancing account and credited to the TCBA. In 2000, fossil and hydroelectric generation assets have the opportunity to earn a 7.22% return on investment. SCE has filed an application with the CPUC regarding the market valuation of all of its non-nuclear generating facilities. See additional discussions below regarding hydroelectric valuation, Mohave Generating Station auction and pending sale, and pending Four Corners Generating Station sale.

SCE is recovering its investment in its nuclear facilities on an accelerated basis in exchange for a lower authorized rate of return. SCE's nuclear assets are earning an annual rate of return on investment of 7.35%. In addition, the San Onofre plan authorizes a fixed rate of approximately 4(cent) per kilowatt-hour generated for operating costs including incremental capital costs, nuclear fuel and nuclear fuel financing costs. The San Onofre plan commenced in April 1996, and ends in December 2001 or the date when the statutory rate freeze ends for the accelerated recovery portion, and in December 2003 for the incentive-pricing portion. Palo Verde's operating costs, including incremental capital costs, and nuclear fuel and nuclear fuel financing costs, are subject to balancing account treatment. The Palo Verde plan commenced in January 1997 and ends in December 2001. Beginning January 1, 1998, both the San Onofre and Palo Verde rate-making plans became part of the TCBA mechanism. SCE has entered into an agreement to sell its investment in Palo Verde (see further discussion below).

In October 1999, SCE filed an application with the CPUC to approve an auction process to sell its 56% interest in Mohave Generating Station. In April 2000, the CPUC approved the auction process. In May 2000, SCE agreed to sell its interest in Mohave to AES Corporation for approximately $533 million. The transaction is subject to approval by the CPUC and various federal regulatory agencies. In June 2000, SCE submitted a compliance filing with the CPUC seeking approval of the auction results and the sale to AES. In response to the Utility Workers Union of America's opposition to the sale and its motion to intervene, a CPUC administrative law judge (ALJ) has indicated that he will recommend that CPUC consideration of the sale be deferred, until the CPUC's ongoing investigation of the current problems in the California electricity markets is completed; however, SCE expects the sale to close sometime in 2001, if approved by the CPUC on a timely basis.

In December 1999, SCE filed an application with the CPUC establishing a market value for its hydroelectric generation-related assets at approximately $1.0 billion (almost twice the assets' book value) and proposing to retain and operate the hydroelectric assets under a performance-based, revenue-sharing mechanism. The application has broad-based support from labor, ratepayer and environmental groups. If approved by the CPUC, SCE would be allowed to recover an authorized, inflation-indexed operations and maintenance allowance, as well as a reasonable return on capital investment. A revenue-sharing arrangement would be activated if revenue from the sale of hydroelectricity exceeds or falls short of the authorized revenue requirement. SCE would then refund 90% of the excess revenue to ratepayers or recover 90% of any shortfalls from ratepayers. A final CPUC decision is expected in 2001. In June 2000, SCE credited the TCBA with the estimated excess of market value over book value of its hydroelectric generation assets and simultaneously recorded the same amount in the generation asset balancing account (GABA), pursuant to a CPUC decision. This balance will accrue interest and remain in GABA until final market valuation of the hydroelectric assets. If there is a difference in the final market value, it will be credited to or recovered from customers through the TCBA.

In April 2000, SCE agreed to sell its 15.8% interest in Palo Verde and its 48% interest in Four Corners Generating Station to Pinnacle West Energy for $550 million, subject to certain adjustments. The sale of assets at Palo Verde will be accompanied by an assignment of SCE's interest in the related decommissioning fund. The transaction is subject to the approval of the CPUC, the Nuclear Regulatory Commission, the FERC and other state and federal entities, and to the receipt of a favorable ruling from the Internal Revenue Service. The Utility Reform Network (TURN) and the Utility Workers Union of America have filed a motion to dismiss with the CPUC recommending that the CPUC reject the sale and require SCE to retain these generating assets. The CPUC's Office of Ratepayer Advocates has supported the motion. The CPUC has not ruled on the motion; evidentiary hearings are scheduled for February 2001. Until the end of November 2000, competing offers may be solicited by SCE, subject to certain conditions, and any superior offers received are subject to matching rights by Pinnacle West Energy. The transaction is expected to close by the end of 2001, if approved by the CPUC on a timely basis.

On November 9, 2000, SCE filed with the CPUC a request for approval to credit the TCBA (and debit the GABA) as soon as possible with the aggregate net gain on the pending sales of the Mohave, Four Corners and Palo Verde generation plants, which would have the effect of substantially accelerating the end of SCE's statutory rate freeze.

Accounting for Generation-Related Assets

In 1997, SCE discontinued application of accounting principles for rate-regulated enterprises for its generation assets. SCE did not write off any of its generation-related assets, including related regulatory assets because the electric utility industry restructuring plan made probable their recovery through a non-bypassable charge to distribution customers. The regulatory assets are comprised of accelerated income tax benefits previously flowed through to customers, purchased power contract termination payments and unamortized losses on reacquired debt.

During the second quarter of 1998, in accordance with asset impairment accounting standards, SCE reduced its remaining nuclear plant investment by $2.6 billion (as of June 30, 1998) and recorded a regulatory asset on its balance sheet for the same amount. For this impairment assessment, the fair value of the investment was calculated by discounting expected future net cash flows. This reclassification had no effect on SCE's results of operations.

Status of Stranded-Asset Recovery

SCE's transition costs arise from QF contracts (which are the direct result of prior legislative and regulatory mandates), costs pertaining to certain generating assets and regulatory commitments consisting of recovery of costs incurred to provide service to customers. Such commitments include the recovery of income tax benefits previously flowed through to customers, postretirement benefit transition costs, accelerated recovery of investment in San Onofre Units 2 and 3 and the Palo Verde units, and certain other costs. Transition costs related to power-purchase contracts are being recovered through the terms of each contract. Most of the remaining transition costs may be recovered through the end of the transition period (not later than March 31, 2002).

There are three sources of revenue available to SCE for transition cost recovery: competition transition charge (CTC) revenue, revenue from the sale or valuation of generation assets in excess of book values, and net market revenue from the sale of SCE-controlled generation into the ISO and PX markets. CTC revenue is determined residually (i.e., CTC revenue is the residual amount remaining from monthly gross revenue under the rate freeze after subtracting the revenue requirements for transmission, distribution, nuclear decommissioning and public purpose programs, and ISO payments and power purchases from the PX and ISO. The CTC charge applies to all customers who were using or began using utility services on or after the CPUC's 1995 restructuring decision date.

Revenue from the sale or valuation of generation assets in excess of book value is also applied to recovery of transition costs. During 1998, SCE sold all of its gas- and oil-fueled generation plants for $1.2 billion, over $500 million more than the combined book value. Net proceeds of the sales were used to reduce stranded costs, which otherwise were expected to be collected through the CTC mechanism. Pending sales or valuations of other generating assets are discussed above.

As discussed above, net market revenue from sales of power and capacity from SCE-controlled generation sources is also applied to transition cost recovery. Increases in market prices for electricity affect SCE in two fundamental ways. First, CTC revenue decreases because there is less or no residual revenue from frozen rates due to higher cost PX power purchases. Second, transition costs decrease because there is increased net market revenue due to sales from SCE-controlled generation sources to the PX at higher prices (accumulated as an overcollection in the coal and hydroelectric balancing accounts). Although the second effect mitigates the first to some extent, the overall impact on transition cost recovery is negative because SCE purchases more power than it sells to the PX. In addition, higher market prices for electricity may adversely affect SCE's ability to recover non-transition costs during the rate freeze period. For example, if market prices for electricity are extremely high in a given month and there is insufficient revenue from customers under the frozen rates to cover all costs of providing service during that month, there will be no residual CTC revenue. Under existing CPUC decisions, this undercollection is accumulated in the TRA and is carried forward and recovered from future CTC revenue during the rate freeze. The existing decisions do not permit recovery of TRA undercollections after the end of the statutory rate freeze. California's restructuring legislation provides that the rate freeze will end on the earlier of March 31, 2002, or the date on which the CPUC-authorized costs for utility generation-related assets have been fully recovered. The CPUC has ruled that the rate freeze will end when the balance in the TCBA is at zero or is overcollected and the CPUC has completed its review of applications for valuation of generation assets. The CPUC contemplated that its final approval could take some time after the TCBA reaches zero or is overcollected, in which case the CPUC could make retroactive adjustments as though the rate freeze had ended at an earlier date.

Since the beginning of the rate freeze (January 1, 1998), SCE has received CTC revenue of $4.1 billion to recover its transition costs. As the result of sustained higher market prices which began in May 2000 (further discussed in Market Risk Exposures), SCE experienced the first month in which costs exceeded revenue. SCE's costs to provide power have continued to exceed revenue from frozen rates. The amount of undercollections recorded in SCE's TRA was $2.4 billion as of September 30, 2000, and $2.6 billion as of October 31, 2000. Current published prices for future deliveries of wholesale electricity suggest that wholesale prices and other costs of providing service to customers will continue to exceed SCE's authorized rates for the foreseeable future, resulting in continued increases in the undercollected TRA balance. Therefore, SCE anticipates that it will be unable to recover its TRA undercollections before the end of the statutory rate freeze. If the CPUC does not modify its past decisions and SCE is unable to obtain other regulatory or judicial relief, SCE likely will not be able to recover its TRA undercollections. That would result in a charge against earnings, as discussed below.

On October 4, 2000, SCE filed an emergency petition with the CPUC for expedited modification of the CPUC's earlier decisions that prohibited SCE's recovery of its TRA undercollection after the end of the rate freeze or offsetting the undercollection with overcollections of stranded costs in the TCBA. SCE's emergency petition requested that the CPUC modify its prior decisions and allow SCE to carry over its TRA undercollections incurred during the rate freeze period, to the post-rate freeze period, and to recover those undercollections over a reasonable period of time. On October 17, 2000, the assigned CPUC commissioner and a CPUC ALJ issued a joint ruling that among other things, directed SCE and other parties to file statements by October 25, 2000, that propose initial steps in modifying the TCBA and TRA rate-making mechanisms to provide interim relief, and a schedule that permits a decision on this matter by the end of the year. The joint ruling also scheduled a prehearing conference for October 27, 2000.

On October 17, 2000, TURN petitioned the CPUC to require all TRA undercollections and overcollections to be transferred to the TCBA, thus treating the TRA undercollections as unrecovered transition costs. SCE believes such a requirement would preclude SCE from recovering a substantial portion of its transition costs and ongoing power procurement costs.

On October 25, 2000, SCE filed a prehearing conference statement requesting the CPUC to take four immediate steps to establish a framework for ensuring stable, affordable customer rates and electric service reliability. SCE's statement asked the CPUC to: support market reform; confirm SCE will be permitted to recover reasonable procurement costs incurred on behalf of customers; implement a post-rate freeze rate stabilization plan which would include an immediate 10% rate increase as of January 1, 2001; and determine whether remaining generation assets will be divested or retained.

At the October 27, 2000, prehearing conference, the ALJ extended the date for responses to SCE's emergency motion to November 9, 2000, and set the same date for responses to the TURN petition discussed above. The parties were also given until the same date to file specific accounting and rate-making proposals related to the TRA undercollections. The ALJ stated that the scope of this phase of the proceeding is limited to changes in the applicable CPUC-authorized rate-making and accounting mechanisms, and is not intended to address before the end of this year the question of whether prior CPUC decisions should be modified to permit carryover of TRA undercollections past the end of the rate freeze. On November 1, 2000, the assigned commissioner issued a ruling confirming that this phase of the proceeding will explore specific proposals related to the TRA and TCBA that the CPUC can adopt by year-end 2000. The ruling also stated that the assigned commissioner will prepare an order instituting investigation for consideration at the CPUC's December 21, 2000, meeting, which will allow the CPUC to consider alternative ways of handling residual cash flow problems from large TRA undercollections that have not been resolved through accounting and rate-making mechanisms.

By November 9, 2000, a number of ratepayer groups and energy marketers filed responses opposing SCE's emergency motion described above. None of the filings, except for the filing by Pacific Gas and Electric Company (PG&E) supported SCE's motion.

On November 9, 2000, SCE filed its comments with the CPUC in response to the assigned commissioner's ruling. SCE stated that there are no accounting and rate-making mechanisms that will correct the problem of wholesale power procurement costs exceeding revenue from frozen retail rates, and the only real solution is to increase rates. However, as a mitigation measure, SCE proposed that the overcollections in the TCBA at the time new rates would go into effect that otherwise would be refunded to ratepayers, should be used to reduce TRA undercollections. In the filing, SCE also opposed TURN's petition as being unlawful. On the same date, SCE filed with the CPUC a request for approval to credit the TCBA (and debit the GABA) as soon as possible with the aggregate net gain on the pending sales of the Mohave, Four Corners and Palo Verde generating plants, which would have the effect of substantially accelerating the end of SCE's statutory rate freeze. Based on the valuations for those plants filed by SCE with the CPUC, SCE's utility-owned transition costs were fully recovered no later than August 31, 2000.

On November 13, 2000, SCE filed a lawsuit against the CPUC in federal court in California, seeking a ruling that SCE is entitled to full recovery of its costs for wholesale purchases of electricity in accordance with the tariffs filed with the FERC. The effect of such a ruling would be to overturn the prior decisions of the CPUC restricting recovery of TRA undercollections. PG&E has filed a similar action. (PG&E has also challenged the CPUC's prior decisions in California state court and is currently pursuing an appeal before the California Supreme Court of a lower court ruling against PG&E.)

SCE cannot predict what actions the CPUC will finally take in proceedings described above or their financial impact on SCE. However, any actions that make all or part of the TRA undercollections not probable of recovery would require SCE to charge the TRA undercollections or a portion thereof to earnings under generally accepted accounting principles and could have a material adverse effect on SCE's financial condition and results of operations.

As of September 30, 2000, the book value of the stranded assets to be recovered by the end of the rate freeze, less estimated credits from the market valuation or pending sale of remaining generation assets, and the balance of the TRA are as follows:

 In millions
--------------------------------------------------------------------------------

 Unamortized nuclear investment - net                                $   783
 Unamortized loss on sale of plant                                        76
 Transition-related balancing accounts:
    TCBA                                                                (159)
    GABA                                                                 510
    Coal and hydro balancing accounts                                   (807)
 Flow-through taxes                                                      221
 Other regulatory assets                                                  40
--------------------------------------------------------------------------------

 Total regulatory assets                                                 664
 Book value of remaining generation plant                                398
--------------------------------------------------------------------------------

 Total stranded assets                                                 1,062
 Less estimated credits:
    Excess of market value over book for hydro assets                   (500)
    Proceeds from pending sale of generating plants                   (1,083)
--------------------------------------------------------------------------------

 Net amount of stranded assets                                       $  (521)
--------------------------------------------------------------------------------

 TRA undercollection                                                 $ 2,358
--------------------------------------------------------------------------------

During the month of October 2000, SCE's TRA undercollection increased by $283 million, for a total undercollection of $2.641 billion as of October 31, 2000.

There are many factors that affect SCE's ability to recover its stranded costs and its TRA undercollections. Based on the valuations of generating assets that have been filed with the CPUC, SCE believes it is probable that it will be able to recover its stranded costs that are recorded in the TCBA. SCE also believes it is probable that it will be able to recover its costs that are recorded as undercollections in the TRA. Recovery of SCE's TRA undercollections, however, depends on favorable regulatory actions as described above, as well as other factors such as weather conditions, market prices of gas and electricity, levels of sales, and economic conditions. At any time that all or a portion of the existing TRA undercollections are not deemed to be probable of recovery, the undercollections or a portion thereof must be charged against earnings. Thereafter, any further undercollections not probable of recovery also would be charged to earnings. Substantial earnings charges at SCE could adversely affect Edison

International's financial condition and results of operations, as well as its ability to declare and pay dividends.

On October 30, 2000, a class action securities lawsuit was filed in federal district court in Los Angeles against SCE and Edison International alleging fraud in over-reporting revenue and income and improperly accounting for TRA undercollections. SCE believes that its current accounting for the TRA undercollections and related items, as described above, is appropriate and in accordance with generally accepted accounting principles.

Distribution

Revenue related to distribution operations is determined through a performance-based rate-making (PBR) mechanism and the distribution assets have the opportunity to earn a CPUC-authorized 9.49% return on investment. The distribution PBR will extend through December 2001. Key elements of the distribution PBR include: distribution rates indexed for inflation based on the Consumer Price Index less a productivity factor; adjustments for cost changes that are not within SCE's control; a cost-of-capital trigger mechanism based on changes in a bond index; standards for customer satisfaction; service reliability and safety; and a net revenue-sharing mechanism that determines how customers and shareholders will share gains and losses from distribution operations.

Transmission

Transmission revenue is determined through FERC-authorized rates and is subject to refund.

Wholesale Electricity Markets

On October 16, 2000, SCE filed a joint petition urging the FERC to immediately find the California wholesale electricity market to be not workably competitive; immediately impose a cap on the price for energy and ancillary services; and institute further expedited proceedings regarding the market failure, mitigation of market power, structural solutions and responsibility for refunds. On November 1, 2000, the FERC issued a report and proposed order proposing remedies for California wholesale electric markets. The FERC found that the California market structure and rules, with the imbalance of supply and demand, provide the opportunity for sellers to exercise market power and have caused, and have the potential to continue to cause, unjust and unreasonable rates. However, the FERC also found that the record before them does not support refunds from power sellers prior to October 2, 2000, but that subsequent rates would be subject to refund through December 31, 2002. The FERC proposed several immediate remedies and certain longer term structural reforms. The immediate remedies include: the elimination of the requirement to buy and sell power only through the ISO and PX; new incentives to ensure that transactions occur outside the ISO's imbalance energy market; the establishment of an independent, non-stakeholder governing board for the ISO and PX; and the establishment of generation interconnection procedures. The FERC also proposed modifying the auction procedures for the PX and ISO so that bids above $150/MWh cannot set the market clearing price. If implemented, the FERC auction procedures would supersede the market price caps that have been adopted by the ISO. The FERC said it will take comments on the proposed order and is expected to issue a final order by the end of 2000.

Environmental Protection

Edison International is subject to numerous environmental laws and regulations, which require it to incur substantial costs to operate existing facilities, construct and operate new facilities, and mitigate or remove the effect of past operations on the environment.

As further discussed in Note 2 to the Consolidated Financial Statements, Edison International records its environmental liabilities when site assessments and/or remedial actions are probable and a range of reasonably likely cleanup costs can be estimated. Edison International's recorded estimated minimum liability to remediate its 44 identified sites is $105 million. Edison International believes that, due to uncertainties inherent in the estimation process, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $269 million. In 1998, SCE sold all of its gas- and oil-fueled power plants but has retained some liability associated with the divested properties.

The CPUC allows SCE to recover environmental-cleanup costs at certain sites, representing $36 million of its recorded liability, through an incentive mechanism, which is discussed in Note 2. SCE has recorded a regulatory asset of $70 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

Edison International's identified sites include several sites for which there is a lack of currently available information. As a result, no reasonable estimate of cleanup costs can be made for these sites. Edison International expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $5 million to $15 million. Recorded costs for the twelve months ended September 30, 2000, were $12 million.

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

San Onofre Steam Generator Tubes

The San Onofre Units 2 and 3 steam generators have performed relatively well through the first 16 years of operation. The steam generator design allows for the removal of up to 10% of the tubes before the rated capacity of the unit must be reduced. Increased tube degradation was found during routine inspections in 1997. To date, 8% of Unit 2's tubes and 5.4% of Unit 3's tubes have been removed from service. A decreasing (favorable) trend in degradation has been observed in more recent inspections.

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

Forward-looking Information

In the preceding Management's Discussion and Analysis of Results of Operations and Financial Condition and elsewhere in this quarterly report, the words estimates, expects, anticipates, believes, and other similar expressions are intended to identify forward-looking information that involves risks and uncertainties. Actual results or outcomes could differ materially as a result of such important factors as further actions by state and federal regulatory bodies setting rates, adopting or modifying cost recovery, accounting or rate-setting mechanisms and implementing the restructuring of the electric utility industry including the sale or retention and ongoing operation of remaining generation assets; the effects, unfavorable interpretations and applications of new or existing laws and regulations relating to restructuring, taxes and other matters; the effects of increased competition in the electric utility business and other energy-related businesses, including direct customer access to retail energy suppliers and the unbundling of revenue cycle services such as metering and billing; changes in prices of electricity and fuel costs; changes in financial market conditions; risks of doing business in foreign countries, such as political changes and currency devaluations; power plant construction and operation risks; the ability to sell or retain electric generation assets; the ultimate selling price of those plants that are sold; new or increased environmental liabilities; the amount of revenue available to recover both transition and non-transition costs; the ability to create and expand new businesses, such as telecommunications; weather conditions; and other unforeseen events.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Edison International

                        Geothermal Generators' Litigation

Edison International, The Mission Group, and Mission Power Engineering Company, have been named as defendants in a lawsuit more fully described under "Southern California Edison Company - Geothermal Generators' Litigation below."

Southern California Edison Company

                        Geothermal Generators' Litigation

As previously reported in Part 1, Item 3, of the Registrant's Annual Report on Form 10-K for the year ending December 31, 1999, on June 9, 1997, SCE filed a complaint in Los Angeles County Superior Court against an independent power producer of geothermal generation and six of its affiliated entities (Coso parties). The Coso parties' motion to transfer venue to Inyo County Superior Court was granted on August 31, 1997.

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

Effective February 8, 2000, the parties entered into confidential agreements resolving all claims in the consolidated action and calling for dismissals with prejudice and releases. The settlement is subject to the approval of the California Public Utilities Commission ("CPUC" or the "Commission"). On February 10, 2000, the Court approved a stipulation staying all proceedings during the period required to obtain CPUC approval. On April 26, 2000, SCE filed an application to obtain such approval. The Commission has issued a draft decision approving the settlement and is expected to act on this draft decision at its November 16, 2000 meeting. If the Commission approves the draft decision (approving the settlement), the decision will become final, i.e., no longer subject to appeal, after the passage of thirty days from the approval date. Assuming the decision becomes final, all claims in the consolidated action will be dismissed with prejudice.

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

On November 17, 1995, an SCE employee and his wife sued SCE in the U.S. District Court for the Southern District of California. Plaintiffs also named Combustion Engineering. The trial in this case resulted in a jury verdict for both defendants. The plaintiffs' motion for a new trial was denied. Plaintiffs filed an appeal of the trial court's judgment to the Ninth Circuit Court of Appeals. On July 20, 2000, the Ninth Circuit issued an opinion reversing the trial court's judgment and ordering a retrial as to both defendants. The Court of Appeals concluded that the jury instructions were flawed and unfairly prejudiced plaintiffs and that the trial court erroneously dismissed the products liability claims against Combustion Engineering. The Ninth Circuit did not decide the merits of plaintiffs' claims. This decision, if not vacated or altered on rehearing or other further proceedings, would constitute a "favorable determination" for plaintiffs in both of the other cases at the U.S. District Court level (respectively mentioned in the immediately preceding and immediately following paragraphs), for purposes of the stay agreement described below. SCE and Combustion Engineering filed a petition for rehearing or, alternatively, for a rehearing en banc, with the Ninth Circuit on August 10, 2000. Several parties, including the United States Government, filed amicus briefs supporting the SCE/Combustion rehearing petition. On August 18, 2000, the Ninth Circuit invited plaintiffs to respond to the SCE/Combustion petition for rehearing. On September 7, 2000, plaintiffs filed a response to the rehearing petition and on September 22, 2000, SCE and Combustion filed a reply to plaintiffs' response. On October 13, 2000, the Ninth Circuit requested further briefing from the parties in response to the amicus brief filed by the United States.

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

                             Shareholder Litigation

On October 30, 2000, a purported class action lawsuit was filed in federal district court in Los Angeles against SCE and Edison International. The complaint alleges that the companies are engaging in securities fraud, common law fraud and unfair business practices by over-reporting revenues and income and improperly accounting for the transition revenue account ("TRA") undercollections. The complaint purports to be filed on behalf of a class of persons who purchased or sold Edison International common stock beginning as early as February 1, 2000, and continuing until such time as TRA-related undercollections are recorded as losses on SCE's income and balance statements.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     3.1 Restated Articles of Incorporation of Edison International dated May 7, 1998 (File No. 1-9936, Form 10-K for the year ended December 31,
          1998)*

     3.2 Certificate of Determination of Series A Junior participating Cumulative Preferred Stock of Edison International dated November 21, 1996 (Form 8-A dated November 21, 1996)*

     3.3 Amended Bylaws of Edison International as adopted by the Board of Directors on February 17, 2000 (File No. 1-9936, filed as Exhibit 3.3 to Form 10-K for the year ended December 31, 1999)*

     10.1 Edison International and Edison Capital Affiliate Option Exchange Offer Circular

     10.2 Edison International and Edison Capital Affiliate Option Exchange Offer Summary of Deferred Compensation Alternatives

     11   Computation of Basic and Fully Diluted Earnings per Share

     27   Financial Data Schedule

(b)  Reports on Form 8-K:

     July 13, 2000         Item 5 - Other Events - $250,000,000 EIX Floating
                           Rate Notes

     September 25, 2000    Item 5 - Other Events - Transition Revenue Account
                           Undercollections

---------------------
* Incorporated by reference pursuant to Rule 12b-32.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              EDISON INTERNATIONAL
                                                       (Registrant)



                                          By  THOMAS M. NOONAN
                                              ---------------------------------
                                              THOMAS M. NOONAN
                                              Vice President and Controller



                                          By  KENNETH S. STEWART
                                              ---------------------------------
                                              KENNETH S. STEWART
                                              Assistant General Counsel and
                                              Assistant Secretary

November 13, 2000




This document constitutes part of a prospectus covering securities that have been registered under the Securities Act of 1933, as amended.


                              EDISON INTERNATIONAL
                                 EDISON CAPITAL
                                Offer to Exchange
                         Cash and Stock Equivalent Units
                            For Affiliate Options of
                                 Edison Capital
                             EXCHANGE OFFER CIRCULAR

     Edison International ("EIX") and Edison Capital ("EC") are offering (the "Exchange Offer"), upon the terms and conditions set forth in this Exchange Offer Circular (this "Circular"), to exchange (the "Exchange") cash and stock equivalent units ("SEUs") related to shares of EIX common stock for options held by current and former employees with respect to "phantom" units of EC ("Affiliate Options").

     The consideration being offered in the Exchange is calculated based on the difference between $311 per each unit underlying your Affiliate Options and the Exercise Price (as defined under "Summary" below) applicable to that unit. (If the Swisscom investment, as approved by the EC and EIX Boards of Directors, is not closed on or before December 31, 2000 or if it does not generate a net present value of $145 million or more, the consideration being offered in the Exchange will be reduced, but not below $282 per each unit underlying your Affiliate Options and the Exercise Price applicable to that unit, as described in the response to Question 9 in this Circular.) $12.30 of the consideration per unit generally will be granted in the form of SEUs. The value of the SEUs generally will be paid in cash on the first or third anniversary of the date of the Exchange, whichever you elect. The balance of the consideration generally will be paid in cash on March 13, 2001. However, the consideration being offered in the Exchange will remain subject to the vesting schedule applicable to the underlying Affiliate Options and will not be paid earlier than the date that the underlying Affiliate Options would have vested.

     EC is giving you an individualized statement setting forth the consideration being offered to you and showing the calculation of this consideration (your "Individualized Statement"). Your Individualized Statement is included with this Circular.

     Completion of the Exchange is subject to: (1) acceptance of the Exchange Offer by Affiliate Option holders entitled to receive at least 80% of the aggregate Exchange Price (as defined under "Summary -- Payment Terms" below) for all outstanding EC Affiliate Options, and (2) receipt by the Board of Directors of EIX of an opinion from its financial advisor supporting the conclusion that the Exchange Offer is fair to EIX and its shareholders. You release all of your rights (other than your right to receive the consideration contemplated by the Exchange Offer) with respect to your Affiliate Options if you accept the Exchange Offer and if the Exchange is completed.

     For details of the Exchange Offer, see "Questions and Answers about the Exchange Offer" in this Circular. The Exchange Offer will expire at 5:00 p.m., Pacific Time, on August 7, 2000, unless extended by EIX and EC in their sole discretion. Capitalized terms used in this Circular have the meanings given to them herein. An index of defined terms is attached as Attachment A to this Circular.

                   The Date of this Circular is July 3, 2000.

                                TABLE OF CONTENTS

                                                                        Page


Summary  .................................................................1

Risk Factors..............................................................5

Questions and Answers About the Exchange Offer............................8

   General  8

   The Exchange Price....................................................12

   EIX Stock Equivalent Units............................................19

   Other Provisions; Administration......................................24

   Federal Income Tax and Social Security Consequences...................26

   Section 16 Consequences...............................................30

   Effect on Retirement Plan Benefits....................................31

Additional Information; Incorporation of Documents by Reference..........32


Attachments:

   A. Index of Defined Terms                                             A-1

   B. Prospectus for EIX Equity Compensation Plan                        B-1

   C. Form of SEU Award Certificate/Statement of Terms and Conditions    C-1

The following other documents are enclosed with this Circular:

   A. Your Individualized Statement.

   B. An Election Form and Release Agreement.

   C. If you may be eligible to elect a deferral, a package of deferred compensation plan materials. See the response to Question 13 in this Circular.

                                     Summary

     The Exchange Offer. If you accept the Exchange Offer, your outstanding Affiliate Options will terminate and EC will pay you cash and EIX will grant you SEUs. You will be paid all in cash, however, if you are not an employee of the Company on the Exchange Date. (The term "Company" is used in this Circular to mean EIX, EC, and/or any other corporation or entity the majority of the voting stock or voting power of which is owned, directly or indirectly, by EIX, as the context requires.) Certain other special rules, described in the response to Question 14 below, and generally not discussed in this section, also apply if you are not an employee of the Company on the Exchange Date. You should read that response if you hold Affiliate Options but are no longer an employee of the Company. Even if you are currently employed by the Company, you should read that response so that you are aware of the effects that a termination of your employment before the Exchange Date would have on the amount and time of payment of your Exchange consideration.

     The Exchange Date will be August 8, 2000; provided that the EIX Board of Directors or its delegate determines that the conditions to the completion of the Exchange, described below, have been satisfied on or before that date. If the EIX Board of Directors or its delegate has not determined, on or before August 8, 2000, that the conditions to the completion of the Exchange have been satisfied, the Exchange Date will be the date that the EIX Board of Directors or its delegate determines that the conditions to the completion of the Exchange have been satisfied.

     The consideration being offered to you in the Exchange for each of your outstanding Affiliate Options (the "Exchange Price") is calculated based on the difference between $311 per unit underlying that Affiliate Option and the Exercise Price applicable to that unit. (As described in the response to Question 9 below, if the Swisscom investment is not closed on or before December 31, 2000 or if it does not generate a net present value of $145 million or more, the consideration being offered in the Exchange will be reduced, but not below the difference between $282 per each unit underlying your Affiliate Options and the Exercise Price applicable to that unit.) For purposes of this Circular, the "Exercise Price" of a unit is the year 2000 exercise price of that Affiliate Option, as reflected in the chart in the response to Question 11 below. For details of the Exchange Offer, see the "Questions and Answers about the Exchange Offer" section of this Circular generally.

     Reasons for the Exchange Offer. The EC Board of Directors, together with the EIX Board of Directors, believes it is important that all managers and employees of EIX and its affiliates share a common interest with the EIX shareholders in the integrated operations of the enterprise as reflected in EIX's common stock price. Because the operations of EC now contribute a significant percentage of EIX's earnings and are increasingly reflected in the trading price of EIX common stock, maintenance of a separate long-term incentive award structure at EC is no longer considered by the EC and EIX Boards of Directors to be necessary or desirable to motivate managers and employees of EC. The decision to accept or reject the Exchange Offer is entirely voluntary on your part. The EC and EIX Boards of Directors, and the Company, make no recommendation as to whether you should accept or reject the Exchange Offer. In making your decision, be sure to bear in mind the factors described under "Risk Factors" below.

     Payment Terms. As noted above, if you accept the Exchange Offer, the Exchange Price to be paid to you in exchange for your Affiliate Options will consist of a cash component and, with certain exceptions noted below, SEUs. All payments will be subject to applicable tax withholding requirements.

          SEUs. $12.30 of the Exchange Price per unit will be granted to you in the form of SEUs if you are employed by the Company on the Exchange Date. The balance of the Exchange Price will be paid to you in cash as described below. If you are not employed by the Company on the Exchange Date, the value otherwise to be granted to you in SEUs also will be paid in cash.

          SEUs will be bookkeeping entries, the payment of which will be determined with respect to the market value of an equivalent number of shares of EIX common stock. Dividends on the corresponding shares of EIX common stock will be treated as paid and reinvested in additional SEUs based on the then-market price of EIX common stock.

          The value of your SEUs will become payable to you on the first or third anniversary of the Exchange Date, whichever you elect (unless you are eligible and make a deferral election, as described below). To the extent that your SEUs relate to unvested Affiliate Options, however, payment with respect to those SEUs will not be made earlier than the date that the underlying Affiliate Options would have vested had you not accepted the Exchange Offer.

          The SEUs are described below under "EIX Stock Equivalent Units" and in the Prospectus attached to this Circular as Attachment B. You should read each of those descriptions in its entirety.

          Cash Component. The cash component of the Exchange Price generally will be paid to you, with interest, on March 13, 2001 (unless you are eligible and make a deferral election, as described below). To the extent the cash component of the Exchange Price relates to unvested Affiliate Options, however, payment of that portion of the Exchange Price and related interest will not be made earlier than the date that the underlying Affiliate Options would have vested had you not accepted the Exchange Offer.

          The cash component of the Exchange Price (to the extent not deferred, if you are eligible and elect a deferral) will earn interest as follows:
     (1) the portion that relates to vested Affiliate Options and Affiliate Options that are scheduled to vest in January 2001 will earn interest at an annual rate of 6.3% from the Exchange Date through the date of payment, and
     (2) the portion that relates to Affiliate Options that are scheduled to vest in January 2002 or January 2003 will earn interest at an annual rate equal to the 120% 10-Year Rate, described below, from the Exchange Date through the date of payment.

          The 6.3% annual rate of interest is based on an average of short-term rates of interest for primary issuances of certificates of deposit by major New York banks. The "120% 10-Year Rate" is an annual rate of interest equal to 120% of the 120-month average annual rate of 10-year U.S. Treasury Notes determined as of October 15 of the preceding year. The 120% 10-Year Rate is 8% for the year 2000. The 120% 10-Year

     Rate is a long-term-based rate that applies to payments that are expected to occur on or after March 13, 2001.

          Deferred Compensation Alternatives. You may be eligible to elect that your payments (including the value of your SEUs) be deferred under a new deferred compensation plan. Eligibility for the deferred compensation plan is described generally in the response to Question 13 below. This Circular describes how the Exchange Price will be paid, if you accept the Exchange Offer and the Exchange is completed, assuming that you do not make any deferral election. If you are eligible and want to elect that all or a portion of your payments be deferred, you should read this Circular and the Summary of Deferred Compensation Alternatives document that was, if you are potentially eligible to elect a deferral, included with this Circular. Your Individualized Statement will indicate if you are not eligible to elect a deferral.

     Value of Your Affiliate Options. The Exchange Price will be calculated to give a current value to all your Affiliate Options, whether vested or unvested, based on the difference between $311 per underlying unit and the Exercise Price applicable to that unit, provided that the Swisscom investment is closed on or before December 31, 2000 and that it generates a net present value of $145 million or more. If the Swisscom investment is not closed on or before December 31, 2000 or if it does not generate a net present value of at least $145 million, the Exchange Price will be reduced, but not below the difference between $282 per underlying unit and the Exercise Price applicable to that unit. These values have been assumed solely for purposes of the Exchange Offer. For an explanation of the calculation of the Exchange Price, see the response to Question 9 below. Your Individualized Statement is included with this Circular and sets forth the consideration being offered to you and how the amount of that consideration was calculated. Be sure to read and confirm the information in your Individualized Statement.

     Treatment of Unvested Options. Any component of the Exchange Price payable to you with respect to the unvested portion of your 1998 and 1999 Affiliate Options (which are currently 50% and 25% vested, respectively) will remain subject to a vesting schedule. The vesting schedule will reflect the vesting schedule applicable to the exchanged Affiliate Options. The effect of the vesting requirement is that the amount otherwise payable to you on March 13, 2001 (or, with respect to the SEUs, on the first or third anniversary of the Exchange Date) with respect to the unvested portion of your 1998 and 1999 Affiliate Options will be paid only if and when that portion of your 1998 and 1999 Affiliate Options would have vested had you not accepted the Exchange Offer. As noted above, if the payment of the cash portion of the Exchange Price is delayed past March 13, 2001 because it relates to unvested Affiliate Options, the unpaid amount will earn interest at the 120% 10-Year Rate (as opposed to an annual rate of 6.3%) from the Exchange Date through the date of payment. If the payment of SEUs is delayed past the first anniversary of the Exchange Date, the value represented by the unpaid SEUs will continue to be subject to changes in the market value of EIX common stock. If your employment by the Company terminates, you will forfeit the unpaid cash (and interest thereon) and unpaid SEUs that relate to your unvested Affiliate Options to the same extent that you would have forfeited the Affiliate Options had you not accepted the Exchange Offer. (See the response to Question 12 below.)

     Exchange of all Affiliate Options; Release. To accept the Exchange Offer, you must: (1) agree to exchange all of your outstanding Affiliate Options for the Exchange Price; and

(2) release all of your rights and remedies with respect to all of your Affiliate Options except the right to receive the Exchange Price as described in this Circular. Your release will be void if the Exchange is not completed.

     Expiration Time. The Exchange Offer will expire at 5:00 p.m., Pacific Time, on August 7, 2000 (the "Expiration Time"), unless the Expiration Time is extended by EIX and EC in their sole discretion. If you want to accept the Exchange Offer for your outstanding Affiliate Options, your election to that effect must be received by EC prior to the Expiration Time; otherwise, you will be deemed to have rejected the Exchange Offer. Your election to accept or reject the Exchange Offer must be made on the Election Form and Release Agreement included with this Circular and will be irrevocable once it is made.

     Conditions to the Completion of the Exchange. The completion of the Exchange is subject to (1) acceptance of the Exchange Offer by Affiliate Option holders entitled to receive at least 80% of the aggregate Exchange Price for all outstanding EC Affiliate Options, and (2) receipt by the Board of Directors of EIX of an opinion from its financial advisor supporting the conclusion that the Exchange Offer is fair to EIX and its shareholders. The EIX and EC Boards of Directors retain the right in their sole discretion to waive any or all of the foregoing conditions. The Company may not withdraw the Exchange Offer, unless one of the conditions described above is not satisfied. Similarly, if the Exchange is completed, the Company may not later revoke or rescind the Exchange.

     Consequences of Not Accepting the Exchange Offer. You may decline to accept the Exchange Offer. If you do so, or if you do not timely return an election to accept the Exchange Offer, your Affiliate Options will remain outstanding on their terms and you will be subject to uncertainties and risks going forward relating to the future valuation of Affiliate Options and the EIX Board of Director's right to terminate your Affiliate Options for cash in an amount that it determines to be "substantially equivalent in value" to the Affiliate Options. For a description of these risks, see "Risk Factors" below and the response to Question 8 below. You should read that section and that response in their entirety. The EC and EIX Boards of Directors, and the Company, make no recommendation as to whether you should accept or reject the Exchange Offer.

     Additional Information. After reading this Circular, if you have any questions with respect to the Exchange Offer or your eligibility to defer all or a portion of the Exchange Price if you accept the Exchange Offer, or if you disagree with the data reflected in your Individualized Statement, please contact EIX Executive Compensation. EIX Executive Compensation has established a special Exchange Offer telephone line (626/302-5675) and e-mail address (exchange@Edison.com) for you to use. .

                                  RISK FACTORS

     The value of your Affiliate Options (in the 1999 or any future Affiliate Option exercise window or should your Affiliate Options be cashed-out as described below) may be greater or lesser than the Exchange Price.

     Valuation Risks. The Exchange Price was determined in the manner and based on the assumptions described in the response to Question 9 below. The actual value of the EC portfolio could be less than, more than, or equal to the net present value that has been assumed for purposes of calculating the Exchange Price. The Company believes that the Exchange Price is appropriate as a means of accomplishing the objectives described above and giving the optionees a choice so they could elect to obtain value certainty and a potential upside for those who receive SEUs.

     Furthermore, the net present value used for determining the Exchange Price should be viewed in the context of the alternative methods by which optionees could receive payments on account of their options (future exercise windows and/or a "cash out"). If you do not timely accept the Exchange Offer, your risks will also be affected by whether the Affiliate Options are subject to one or more window valuations, or whether the Board of Directors of EIX instead decides to terminate your Affiliate Options and substitute cash in an amount that it determines to be "substantially equivalent in value" for your Affiliate Options. The risks associated with each alternative are discussed below.

     Exercise Windows. If you do not timely accept the Exchange Offer, your Affiliate Options will remain outstanding as described in the response to Question 8 below. Depending upon the future activity of EC, the performance of the projects owned by EC, changes in tax and other applicable law, and the timing of any election you make to exercise your Affiliate Options, the value realized by you if you retain your Affiliate Options and do not participate in the Exchange Offer could equal, be more than, or be less than the Exchange Price.

     The Compensation and Executive Personnel Committee of EIX (the "Committee") has the authority to administer the Affiliate Options by the terms of the executive compensation plans under which the Affiliate Options have been granted. The Committee has asked the EC Net Present Value Committee to recommend an appropriate exercise window valuation methodology for phasing in the valuations of EC's investment in the Fiddler's Ferry and Ferrybridge ("FFF") plants and EC's investments in infrastructure funds, consistent with the general phase-in principles being applied to merchant plants investments made by Edison Mission Energy. The EC NPV Committee will be submitting these recommendations for application to the 2000 and future exercise windows. A phase-in for valuation of EC's FFF and infrastructure funds could result in the inclusion of a valuation number for these investments in the 2000 exercise window that is less than the valuation number assumed for purposes of determining the Exchange Price. This does not necessarily mean, however, that the value that might ultimately be included on account of these investments for exercise window purposes over the duration of the phase-in period would be less than the value assumed for these investments for purposes of determining the Exchange Price.

     Increasing Exercise Price. The Exercise Price of outstanding Affiliate Options will continue to escalate each year in accordance with the terms of the Affiliate Options. Thus, if the net present value of the EC portfolio as calculated for purposes of the exercise windows does not increase at a rate that offsets the amount of the annual percentage increase in the Exercise Price, the amount that you could realize by exercising your Affiliate Options will decrease each year. Thus, you must balance the probability that the net present value of EC portfolio (as determined each year for exercise window purposes) could increase from year to year, and the magnitude of any such increases, against the annual Exercise Price increases.

     Cash-Out of Affiliate Options. The Board of Directors of EIX has the right, in its absolute discretion, to terminate your Affiliate Options and substitute cash in an amount that it determines to be "substantially equivalent in value" for your Affiliate Options in accordance with the award agreements for the 1994 Affiliate Options and the "Statement of Terms and Conditions" applicable to the 1995-1999 Affiliate Options. The Board of Directors has not made any decision, as of the date of this Circular, to terminate Affiliate Options that remain outstanding after the Exchange and substitute cash that it determines to be "substantially equivalent in value" for the Affiliate Options. However, the Board could decide to take such action and terminate your Affiliate Options before their scheduled termination date. A cash-out could occur before or after the 2000 exercise window. The Exchange Price for each unit used in the Exchange Offer is not necessarily "substantially equivalent in value" for this purpose. If the EIX Board of Directors decides to substitute cash that it determines to be "substantially equivalent in value" for an outstanding Affiliate Option: (1) the value of the equivalent could be more than, less than, or equal to the Exchange Price; and (2) there may be no deferral opportunity (such as the deferral opportunity described in the response to Question 13 below) available in such circumstances.

     No Assurances or Adjustments. There can be no assurance that, upon a subsequent exercise of your Affiliate Options or any cash-out thereof, you will realize value for your Affiliate Options equal to or greater than the Exchange Price. If you accept the Exchange Offer you release all of your rights with respect to, and you will not be entitled to receive, any additional payment, adjustment or other benefit should the value of EC increase in the future (including if a greater value is used for purposes of any Affiliate Option exercise window or for purposes of any other termination or settlement of Affiliate Options).

     Termination of Employment. In accordance with the terms of your Affiliate Options, if your employment by the Company terminates due to any reason other than your death, Retirement, or following your Total Disability (as such terms are defined in the response to Question 12 below), your Affiliate Options will remain outstanding no longer than through the end of the first 60-day exercise window that follows your termination. For example, if your employment terminated (other than for the reasons noted above) before the 2000 exercise window, you would have to exercise your Affiliate Options in the 2000 exercise window or they would terminate unexercised. As noted above, the value of the EC portfolio in the 2000 exercise window may be less than the value that has been assumed for purposes of the Exchange Offer. Thus, you must balance (1) any possible value of the Affiliate Options in any future exercise window, with (2) the Exchange Price and the chance that your employment could terminate and you would have to exercise your Affiliate Options sooner than you anticipate (possibly during an exercise window during which the value of your Affiliate Options is less than the Exchange Price). If your employment by the Company terminates due to your death, Retirement, or following your Total Disability, your Affiliate Options generally provide that the vested Affiliate Options will remain exercisable for the balance of their terms.

     Solvency of EC and EIX. Your rights to the Exchange Price (including any portion of the Exchange Price that you may elect to defer) are only those of a general unsecured creditor of EC and EIX (EIX has guaranteed EC's payment obligations). The payment of the Exchange Price (including any portion of the Exchange Price that you may elect to defer) is subject to those entities' continued solvency.

     The Release. If you accept the Exchange Offer and the Exchange is completed, your Affiliate Options terminate and, as described in more detail in the response to Question 3 below, you release all of your rights with respect to your Affiliate Options except the right to receive the Exchange Price.

     Earnings-Related Risk. The cash portion of the Exchange Price will earn interest for a period of time at an annual interest rate of 6.3%, or the 120% 10-Year Rate, as described above. The 6.3% rate is fixed. The 120% 10-Year Rate is determined on an annual basis and fixed for that year. Interest rates on the open market are subject to frequent increases or decreases. You must therefore weigh the opportunity costs and benefits, in your own specific case, between the following two alternatives: (1) accepting the Exchange Offer and having interest credited on the cash portion of the Exchange Price at a fixed rate of 6.3% or the annually-fixed 120% 10-Year Rate, as applicable, and receiving a grant of SEUs (unless you are not employed by the Company on the Exchange Date, in which case you will be paid the Exchange Price all in cash); or (2) exercising your Affiliate Options (or holding them if and until they are cashed-out) and investing the net after-tax proceeds in alternative investments, which could produce a rate of return that is greater than or less than the interest rate(s) applicable to the cash portion of the Exchange Price and any return on your SEUs.

     Stock-Related Risks. The economic effect of SEUs is similar to an investment in EIX common stock. However, unlike a shareholder, you cannot sell or pledge your SEUs and your SEUs do not carry any voting or other shareholder rights.

     SEUs are non-transferable and illiquid and thus their "value" is at full market risk until they are (1) paid out or (2) converted as described in the Summary of Deferred Compensation Alternatives (if you are eligible to elect a deferral). You may lose value to the extent of any decline in the fair market value of the EIX common stock or its failure to increase at a rate commensurate with lost opportunities. Neither appreciation nor return on your SEUs can be assured.

     Swisscom Investment. As described in the response to Question 9 below, the calculation of the Exchange Price based on a unit value of $311 assumes that the Swisscom investment will close on or before December 31, 2000 and that it will generate a net present value of $145 million or more. If the Swisscom investment, as approved by the EC and EIX Boards of Directors, is not closed on or before December 31, 2000 or if it does not generate a net present value of at least $145 million, the consideration being offered in the Exchange will be reduced as described in the response to Question 9 below. If the Swisscom investment is not closed on or before December 31, 2000, or if it generates a net present value of less than $145 million, and the Exchange Price is calculated based on a unit value that is less than $311, there will be no adjustment, or additional payment or benefit, if the Swisscom investment subsequently closes or if a subsequent valuation results in a greater net present value.

                              QUESTIONS AND ANSWERS

                            ABOUT THE EXCHANGE OFFER

Generally, the topics discussed in this section assume that (1) you will be employed by the Company on the Exchange Date, and (2) you do not elect a deferral. Certain special rules, described in the response to Question 14 below and generally not discussed in this section, apply if you are not an employee of the Company on the Exchange Date. You should read that response if you hold Affiliate Options but are no longer an employee of the Company. Even if you are currently an employee of the Company, you should read that response so that you are aware of the effects that a termination of your employment before the Exchange Date would have on the amount and time of payment of the Exchange Price. Your ability to elect a deferral under the deferred compensation plan, and the consequences of such a deferral, are described in the response to Question 13 below and in the Summary of Deferred Compensation Alternatives document referenced in that response.

General

1.   Why are EC and EIX making the Exchange Offer?

     The Boards of Directors of EC and EIX have determined that the Affiliate Options, while appropriate during the establishment and initial expansion of EC's business have since become inconsistent with the best interests of EIX and its shareholders. For this reason, the Boards of Directors have concluded that a current exchange of the outstanding Affiliate Options is in the best interests of EC and EIX and have authorized the implementation of the Exchange Offer.

2.   How can I accept the Exchange Offer?

     You may accept, under the terms and subject to the conditions set forth herein, the Exchange Offer at any time prior to the Expiration Time. If you accept the Exchange Offer, you accept it with respect to all of your outstanding Affiliate Options. You may not accept the Exchange Offer with respect to only a portion of your Affiliate Options.

     To accept the Exchange Offer, you must: (1) sign and date the Election Form and Release Agreement included with this Circular (also referred to as the "Election Form"); (2) indicate on the Election Form that you accept the Exchange Offer and agree to the terms of the release set forth in the Election Form; and (3) mail, telecopy, or hand deliver the Election Form to EC at the following address for receipt prior to the Expiration Time:

                           Attn:  Deborah Ranier, Vice President
                           Edison Capital
                           18101 Von Karman Avenue, Suite 1700
                           Irvine, California 92612-1046
                           Facsimile: (949) 757-1027

     If the Election Form is signed by trustees, executors, administrators, guardians, attorneys-in-fact or others acting in a fiduciary or representative capacity, such persons should so indicate when signing, and unless waived by EC, submit evidence satisfactory to EC of their authority to act in this capacity.

     Your election to accept or reject the Exchange Offer is irrevocable by you once your Election Form is filed.

3.   What is the release that is set forth in the Election Form?

     By signing your Election Form and indicating that you accept the Exchange Offer, you agree to the provisions of a release set forth in Section D of the Election Form. The release will operate as an unconditional release by you and your trustees, executors, administrators, guardians, attorneys-in-fact or others acting in a fiduciary or representative capacity of all rights and remedies relating to all of your Affiliate Options. That is, by agreeing to the release you agree that your Affiliate Options, and all of your rights with respect to your Affiliate Options, automatically terminate on the Exchange Date. (Of course, your right to receive payment of the Exchange Price is not being waived.) For example and without limiting the generality of the release, if you accept the Exchange Offer you release all of your rights with respect to, and you will not be entitled to receive, any additional payment, adjustment or other benefit should the value of EC increase in the future (including if a greater value is used for purposes of any Affiliate Option exercise window or for purposes of any other termination or settlement of Affiliate Options).

     By signing your Election Form, you also agree that any dispute or controversy related to or arising out of the Exchange will be submitted to arbitration in accordance with the terms set forth in Section E of the Election Form.

4.   What happens if I accept the Exchange Offer and the Exchange is completed?

     If you decide to accept the Exchange Offer and timely return a valid Election Form to that effect, and the other conditions to the completion of the Exchange described herein have been satisfied, the Exchange Price will be credited to you on the Exchange Date as described in the next paragraph. You will have no further rights with respect to your Affiliate Options. The Company will sign and return a copy of your Election Form to you after the Exchange Date to evidence the completion of the Exchange.

     $12.30 of the Exchange Price per unit will be granted to you in the form of SEUs, as described in the response to Question 10 below. All SEUs will be issued under the EIX Equity Compensation Plan (the "ECP"). For more information on the SEUs, see the "EIX Stock Equivalent Units" section below and the Prospectus attached to this Circular as Attachment B. The remainder of the Exchange Price for your Affiliate Options will be paid to you in cash on March 13, 2001 (except as described in the next paragraph or if you are eligible and make a deferral election).

     As described above under "Summary - Treatment of Unvested Options," any component of the Exchange Price payable to you with respect to the unvested portion of your 1998 and 1999 Affiliate Options will remain subject to the vesting schedule applicable to the unvested portion of your exchanged Affiliate Options and will not be paid earlier than the applicable vesting date.

5.   Can the Exchange Offer be revoked?

     No. If you accept the Exchange Offer, the completion of the Exchange and the payment of the Exchange price will be a binding obligation of EIX and EC, subject only to the conditions set forth above under "Summary - Conditions to the Completion of the Exchange." You will be notified if and when the EIX Board of Directors or its delegate determines that the conditions to the Exchange have been satisfied. The Company may not revoke or withdraw the Exchange Offer, unless one of the described conditions to the Exchange is not satisfied. Similarly, if the conditions to the Exchange have been satisfied, the Company may not later revoke or rescind the Exchange. If the conditions to the Exchange are not satisfied by August 31, 2000, you will be given an opportunity to withdraw your election to accept the Exchange Offer, if you have made such an election.

     If you accept the Exchange Offer and the Exchange is completed, the amount or payment of the Exchange Price will not be subject to future EIX or EC performance, EC asset performance, or changes in macroeconomic conditions; except: (1) the Company's payment obligations are subject to the solvency of EIX and EC as described under "Risk Factors" above, (2) the value represented by outstanding SEUs will fluctuate with changes in the market price of EIX common stock and any changes in EIX's dividend policy, and (3) changes in market interest rates will affect the annual determination of the 120% 10-Year Rate.

6.   Do the terms of my Affiliate Options apply to the Exchange?

     No. The Exchange Offer is made outside the scope of any Company incentive compensation plan. The terms of any such plan and your Affiliate Options therefore do not apply to the Exchange Offer or to the payment of the Exchange Price. The SEUs will, however, be granted under and subject to the terms of the ECP.

7. What happens if I accept the Exchange Offer but the Exchange is not completed?

     If you accept the Exchange Offer but the Exchange is not completed, the release that you gave in accepting the Exchange Offer will be void and your Affiliate Options will remain outstanding in accordance with their terms.

     If you do not accept the Exchange Offer, or if the Exchange is not completed, EIX reserves the right in its sole discretion to purchase or make exchange offers for Affiliate Options outstanding subsequent to the Expiration Time, or otherwise terminate such Affiliate Options in accordance with their terms. At this time, no decision has been made whether to do so. The terms of any such purchases, offers or terminations could differ from the terms of the Exchange Offer. Also see the response to Question 8 below.

8.   What will happen to my Affiliate Options if I do not accept the Exchange
     Offer?

     Voluntary Nature of Participation. Participation in the Exchange Offer is entirely voluntary. You should consult with your legal, financial and tax advisors in making your decision on what action to take, and neither the Boards of Directors of EC and EIX, nor the Company, takes a position with respect to the advisability in your particular case of the Exchange Offer. If you do not accept the Exchange Offer, your Affiliate Options will remain outstanding until such time as (1) you exercise your Affiliate Options in accordance with their terms; (2) the Board of Directors of EIX, in its absolute discretion, decides to terminate your Affiliate Options and substitute cash in an amount that it determines to be "substantially equivalent in value" for your Affiliate Options in accordance with the "Statement of Terms and Conditions" applicable to your Affiliate Options; or (3) your Affiliate Options terminate in accordance with their terms or your agreement. The Board of Directors has not made any decision, as of the date of this Circular, to terminate Affiliate Options that remain outstanding after the Exchange and substitute cash that it determines to be "substantially equivalent in value" for the Affiliate Options. The Exchange Price for each unit used in the Exchange Offer is not necessarily "substantially equivalent in value" for this purpose. If the EIX Board of Directors decides to substitute cash that it determines to be "substantially equivalent in value" for an outstanding Affiliate Option, the value of the equivalent could be more or less than the Exchange Price.

     Future Exercise Payments. Affiliate Options that remain outstanding after the Exchange can still be exercised, to the extent then vested, in any future window period. However, the Board of Directors of EIX retains the right, in its absolute discretion, to terminate your Affiliate Options and substitute cash in an amount that it determines to be "substantially equivalent in value" for your Affiliate Options. There can be no assurance that, upon a subsequent exercise of your Affiliate Options or any cash-out thereof by the Board of Directors, you will realize value for your Affiliate Options equal to or greater than the Exchange Price. The Exercise Price of outstanding Affiliate Options will continue to escalate each year in accordance with the terms of the Affiliate Options.

     The Committee has the authority to administer the Affiliate Options by the terms of the executive compensation plans under which the Affiliate Options have been granted. The Committee has asked the EC Net Present Value Committee to recommend an appropriate exercise window valuation methodology for phasing in the valuations of EC's investment in the Fiddler's Ferry and Ferrybridge ("FFF") plants and EC's investments in infrastructure funds, consistent with the general phase-in principles being applied to merchant plants investments made by Edison Mission Energy. The EC NPV Committee will be submitting these recommendations for application to the 2000 and future exercise windows. A phase-in for valuation of EC's FFF and infrastructure funds could result in the inclusion of a valuation number for these investments in the 2000 exercise window that is less than the valuation number assumed for purposes of determining the Exchange Price. This does not necessarily mean, however, that the value that might ultimately be included on account of these investments for exercise window purposes over the duration of the phase-in period would be less than the value assumed for these investments for purposes of determining the Exchange Price.

The Exchange Price

9. How has the aggregate Exchange Price applicable to my Affiliate Options been calculated?

     If you timely accept the Exchange Offer, and the other conditions to the completion of the Exchange described herein have been satisfied, you will be entitled to receive the Exchange Price, as set forth herein. The Exchange Price was determined as follows:

     The starting point was the January 1, 1999 valuation of the EC portfolio used for the 1999 exercise window ($1,036,123,000). A 7.75% rate of appreciation was applied to the January 1, 1999 valuation through December 31, 1999, producing a total of $1,116,422,500. Next, this appreciated value was subject to the following adjustments for purposes of determining the Exchange Price:

     o an increase of $42,500,000 (50% of $85 million) with respect to the FFF investments;

     o an increase of $19 million (50% of $38 million) with respect to the various infrastructure investments;

     o an increase of $233 million with respect to certain other project investments made after January 1, 1999; and

     o a conditional increase (see below) of $145 million with respect to the Swisscom investment.

     Thus, solely for purposes of determining the Exchange Price, the appreciated net present value of the EC portfolio is assumed to be $1,555,922,500.

     The Affiliate Option program for EC assumes that EC has 5,000,000 hypothetical or "phantom" ownership units outstanding. Thus, the $1,555,922,500 valuation creates a per unit value, rounded to the nearest whole dollar, of $311 ($1,555,922,500 divided by 5,000,000). The per
     Affiliate Option consideration being offered in the Exchange Offer is therefore based on the difference between the per unit value of $311 and the Exercise Price applicable to that unit.

     The above calculation assumes that the Swisscom investment will close on or before December 31, 2000 and that it will generate a net present value, as determined by the Committee, of $145 million or more. If the Swisscom investment, as approved by the EC and EIX Boards of Directors, is not closed on or before December 31, 2000, the assumed value attributable to the Swisscom investment will be excluded from the calculation and the per Affiliate Option consideration in the Exchange will be based on the difference between $282 per unit and the Exercise Price applicable to that unit. $282 is equal to the adjusted appreciated value of $1,555,922,500 less the conditional $145 million Swisscom increase, divided by the assumed 5,000,000 units outstanding and rounded to the nearest whole dollar. If the Swisscom investment, as approved by the EC and EIX Boards of Directors, closes on or before December 31, 2000 but does not generate a net present value, as determined by the Committee, of at least $145 million, the $311 per unit assumed for purposes of determining the Exchange Price will be reduced accordingly (but not below $282).

10. If the Exchange is completed, how will the components of the Exchange Price payable to me be determined?

     SEUs. If you are employed by the Company on the Exchange Date, $12.30 of the Exchange Price per unit will be granted to you in the form of SEUs. The $12.30 per unit amount relates to the value of the FFF investments and the various infrastructure investments assumed for purposes of the Exchange Offer as follows: $42.5 million plus $19 million, divided by the 5,000,000 units assumed to be outstanding, equals $12.30 per unit.

     The number of SEUs granted to you will equal $50.00 per unit divided by $20.50. $20.50 was the closing price of a share of EIX common stock on June 30, 2000 on the New York Stock Exchange.

     The percentage of the Exchange Price granted to you in SEUs will vary depending on the number and grant date of the Affiliate Options you hold, and the value of these SEUs will rise and fall with fluctuations in the price of the underlying shares of EIX common stock and any changes in EIX's dividend policy.

     The value of your SEUs will be paid to you, as described in more detail in the responses to Questions 21 and 22 below, on the first or third anniversary of the Exchange Date, whichever you elect (except as noted in the response to Question 4 above with respect to the SEUs that relate to unvested Affiliate Options, or if you are eligible and make a deferral election).

     Cash Payments. The balance of the Exchange Price (the total Exchange Price less the $12.30 per unit to be granted in the form of SEUs) will be paid to you in a lump-sum on March 13, 2001 (except as noted in the response to Question 4 above with respect to the portion that relates to unvested Affiliate Options, or if you are eligible and make a deferral election).

     The cash component of the Exchange Price will earn interest as follows: (1) the portion that relates to vested Affiliate Options and Affiliate Options that are scheduled to vest in January 2001 (which portion will be paid in March 2001) will earn interest at an annual rate of 6.3% from the Exchange Date through the date of payment, and (2) the portion that relates to Affiliate Options that are scheduled to vest and be paid in January 2002 or January 2003 will earn interest at an annual rate equal to the 120% 10-Year Rate from the Exchange Date through the date of payment.

11.  How would the Exchange Offer work for a hypothetical Affiliate Optionee?

     Set forth below is an illustration of how the Exchange Offer would operate for a hypothetical Affiliate Optionee employed by the Company on the Exchange Date. See your Individualized Statement for the calculation of the consideration being offered you. Note that the illustration assumes that the Swisscom investment will close on or before December 31, 2000.

------------------- -------------- ------------- ------------- ------------- -------------- --------------
Year of Award           1995           1996          1997          1998          1999           Total
------------------- -------------- ------------- ------------- ------------- -------------- --------------
Total Award         2,000 units    2,000 units   750 units     750 units     500 units      6,000 units
-------------------------------------------------------------------------------------------------------
Exercised           0              0             0             0             0              0
-------------------------------------------------------------------------------------------------------
Cancelled           0              0             0             0             0              0
-------------------------------------------------------------------------------------------------------
Now Vested          2,000 units    2,000 units   750 units     375 units     125 units      5,250 units
-------------------------------------------------------------------------------------------------------
Now Unvested        0              0             0             375 units     375 units      750 units
-------------------------------------------------------------------------------------------------------
Year 2000           $122.4879      $127.9922     $132.3511     $171.8400     $223.2845      N/A
Exercise Price
-------------------------------------------------------------------------------------------------------
Per Unit Value      $311.00        $311.00       $311.00       $311.00       $311.00        N/A
Assumed for
Exchange Offer
-------------------------------------------------------------------------------------------------------
Exchange            $188.5121      $183.0078     $178.6489     $139.1600     $87.7155       N/A
Price/Unit

-------------------------------------------------------------------------------------------------------
Aggregate           $377,024.20    $366,015.60   $133,986.68   $104,370.00   $43,851.75     $1,025,254.23
Exchange Price(1)
-------------------------------------------------------------------------------------------------------
Vested Portion to   $24,600.00     $24,600.00    $9,225.00     $4,612.50     $1,537.50      $64,575.00
be Granted
in SEUs ($12.30
per Unit) (2)
-------------------------------------------------------------------------------------------------------
Vested Portion      $352,424.20    $341,415.60   $124,761.68   $47,572.50    $9,426.94      $875,600.92
Payable in Cash
-------------------------------------------------------------------------------------------------------
Total Vested        $377,024.20    $366,015.60   $133,986.68   $52,185.00    $10,964.44     $940,175.92
Portion of
Exchange Price
-------------------------------------------------------------------------------------------------------
                                   Unvested Portion to be      $4,612.50(3)    $4,612.50(4)     $9,225.00
                                   Granted in SEUs ($12.30
                                   per Unit)
                                   --------------------------- ------------- -------------- --------------
                                   Unvested Portion Payable    $47,572.50(5)   $28,280.81(6)   $75,853.31
                                   in Cash
                                   --------------------------- ------------- -------------- --------------
                                   Total Unvested Portion of   $52,185.00      $32,893.31      $85,078.31
                                   Exchange Price
                                   --------------------------- ------------- -------------- --------------

1    The aggregate Exchange Price ($1,025,254.23) would be payable as follows:

     o $12.30 of the Exchange Price per unit will be granted in the form of SEUs. With 6,000 units, the Affiliate Optionee would receive $73,800.00 of the Exchange Price in the form of SEUs ($64,575.00 attributable to vested units plus $9,225.00 attributable to unvested units). The actual number of SEUs to be issued to the Affiliate Optionee would equal 3,600, which is $73,800.00 divided by $20.50 (as described in the response to Question 10 above).

     o The remainder of the Exchange Price, $951,454.23 ($875,600.92 attributable to vested units plus $75,853.31 attributable to unvested units), would be paid in cash on March 13, 2001 (except as described below with respect to the portion that relates to unvested Affiliate Options, or if the Affiliate Optionee was eligible and elected a deferral).

2 As indicated in Note 1, above, the Affiliate Optionee would be granted a total of 3,600 SEUs. The vested portion of the Exchange Price to be granted in the form of SEUs is $64,575.00. Thus, 3,150 ($64,575.00 divided by $20.50) of the Affiliate Optionee's SEUs relate to vested Affiliate Options and would be vested on the Exchange Date.

3 The portion of the Exchange Price attributable to the unvested 1998 Affiliate Options and to be granted in the form of SEUs is $4,612.50. Thus, 225 ($4,612.50 divided by $20.50) of the Affiliate Optionee's SEUs relate to the unvested portion of the 1998 Affiliate Options. Those SEUs are scheduled to vest in two equal installments on January 2, 2001 and January 2, 2002. The vesting dates correspond to the remaining scheduled vesting dates of the 1998 Affiliate Options.

4 The portion of the Exchange Price attributable to the unvested 1999 Affiliate Options and to be granted in the form of SEUs is $4,612.50. Thus, 225 ($4,612.50 divided by $20.50) of the Affiliate Optionee's SEUs relate to the unvested portion of the 1999 Affiliate Options. Those SEUs are scheduled to vest in three equal installments on January 2, 2001, January 2, 2002 and January 2, 2003. The vesting dates correspond to the remaining scheduled vesting dates of the 1999 Affiliate Options.

5 The cash portion of the Exchange Price attributable to the unvested 1998 Affiliate Options is $47,572.50. Of this amount, $23,786.25 (50%) is scheduled to vest on January 2, 2001 and be paid on March 13, 2001, and $23,786.25 (50%) is scheduled to vest and be paid on January 2, 2002. The vesting dates correspond to the remaining scheduled vesting dates of the 1998 Affiliate Options.

6 The cash portion of the Exchange Price attributable to the unvested 1999 Affiliate Options is $28,280.81. Of this amount, $9,426.94 (1/3) is schedule to vest on January 2, 2001 and be paid on March 13, 2001, $9,426.94 (1/3) is scheduled to vest and be paid on January 2, 2002, and $9,426.93 (1/3) is scheduled to vest and be paid on January 2, 2003. The vesting dates correspond to the remaining scheduled vesting dates of the 1999 Affiliate Options.

     The following example illustrates how the Company will pay the Exchange Price to the hypothetical Affiliate Optionee referenced in the above chart.

          For Example: This example assumes that the Affiliate Optionee was not eligible or did not elect to make a deferral election. If you are eligible and want to elect a deferral, examples that include the effects of a deferral election are contained in the Summary of Deferred Compensation Alternatives. For ease of illustration, this example ignores the effects of tax withholding. (See the responses to Question 36 below for information on the effects of tax withholding.) Note that "scheduled" payments would not be made if the Affiliate Optionee's employment terminated and such amounts were not vested or did not vest in connection with the termination.

          o The Affiliate Optionee will be paid $875,600.92 (plus interest at 6.3% from the Exchange Date through the date of payment) on March 13, 2001. This amount represents the cash portion of the Exchange Price that is vested on the Exchange Date.

          o $33,213.19 (plus interest at 6.3% from the Exchange Date through the date of payment) is scheduled to vest in January 2001 and also be paid on March 13, 2001 (in addition to the $875,600.92 described above). This amount represents the cash portion of the Exchange Price attributable to the January 2001 vesting installments of the Affiliate Optionee's 1998 and 1999 Affiliate Options ($23,786.25 + $9,426.94 = $33,213.19).

          o $33,213.19 (plus interest at the 120% 10-Year Rate from the Exchange Date through the date of payment) is scheduled to vest and be paid on January 2, 2002. This amount represents the cash portion of the Exchange Price attributable to the January 2002 vesting installments of the Affiliate Optionee's 1998 and 1999 Affiliate Options ($23,786.25 + $9,426.94 = $33,213.19).

          o $9,426.93 (plus interest at the 120% 10-Year Rate from the Exchange Date through the date of payment) is scheduled to vest and be paid on January 2, 2003. This amount represents the cash portion of the Exchange Price attributable to the January 2003 vesting installment of the Affiliate Optionee's 1999 Affiliate Options.

          o EIX will grant 3,600 SEUs to the Affiliate Optionee on the Exchange Date. This number is determined by dividing $73,800.00 (the total portion of the Exchange Price to be granted in the form of SEUs, or $64,575.00 + $9,225.00) by $20.50. As indicated
               in Notes 2, 3, and 4 above, the SEUs will remain subject to the same vesting schedule as the related Affiliate Options. As described in more detail below under "EIX Stock Equivalent

               Units," vested SEUs generally will become payable on the first or third anniversary of the Exchange Date, whichever the Affiliate Optionee elected.

12. What happens if I accept the Exchange Offer and my employment terminates after the Exchange Date?

     The following rules apply if you accept the Exchange Offer and your employment by the Company terminates after the Exchange Date:

     (1) If your employment terminates due to your Retirement, Total Disability, or death you will become vested in a pro rata portion of the cash payable and SEUs that are attributable to your unvested Affiliate Options (the Affiliate Options provide for pro rata vesting in connection with Retirement, Total Disability, or death), and you will forfeit the remaining unvested amounts and unvested SEUs;

     (2) If your employment by the Company terminates for any other reason, you will forfeit the cash payable that was attributable to your unvested Affiliate Options and the unvested SEUs attributable to your unvested Affiliate Options (for this purpose, your unvested Affiliate Options are those Affiliate Options that, had they remained outstanding after the Exchange, would not have vested prior to the termination of your employment);

     (3) Any portion of the cash component of the Exchange Price that vests in connection with the termination of your employment will be paid following the later of March 13, 2001 or a date no later than 60 days after your employment terminates; and

     (4) The value of your vested SEUs will be paid as described in the response to Question 21 below.

     For purposes of the Exchange, "Retirement" or "Retire" generally means that you terminate employment with the Company at age 55 or later with at least five years of service to the Company. For purposes of the Exchange, EIX's Benefits Committee will determine whether you are "Totally Disabled" in its discretion.

     If you are entitled to pro rata vesting, you will become vested in an additional cash portion of the Exchange Price so that the aggregate cash portion of the Exchange Price that you are vested in, and the total number of SEUs that you are vested in, with respect to Affiliate Options granted for a particular year equals X%, where X is obtained by dividing (1) the completed months that have elapsed between the date those Affiliate Options were granted and the date that your employment by the Company terminates, by (2) 48.

     The Affiliate Options also provide for automatic vesting in connection with certain mergers, consolidations or other corporate events if a "Distribution Date" occurs under the Rights Agreement approved by the EIX Board of Directors on November 20, 1996, as amended. The Exchange Price also will become fully vested in such events if a "Distribution Date" occurs under such Rights Agreement.

13.  Can I elect a deferral?

     Certain persons may be eligible to elect that all or a portion of the cash component of the Exchange Price be deferred under a deferred compensation plan, and/or that the payment of their SEUs be deferred under a deferred compensation plan. If EIX and EC determined that you may be eligible to elect a deferral, you were given a copy of the Summary of Deferred Compensation Alternatives document with your copy of this Circular. If you are eligible, you should read the Summary of Deferred Compensation Alternatives before you elect a deferral. That summary describes the deferred compensation plan and the effect that a deferral election will have on the payment of the Exchange Price.

     EIX and EC had to limit eligibility for the deferred compensation plan because of applicable requirements under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). Your Individualized Statement will indicate if you are not eligible to participate in the deferred compensation plan.

     There is a second test, required under applicable securities laws, that you also must satisfy if you want to elect a deferral. This test requires that, to be eligible to make a deferral election, you must (1) have individual income in excess of $200,000 in each of the two most recent years or joint income with your spouse in excess of $300,000 in each of the two most recent years and reasonably expect to reach the same level this year, or
     (2) have an individual net worth or a joint net worth with your spouse in excess of $1,000,000. These requirements are described in more detail in the Summary of Deferred Compensation Alternatives.

     EIX's and EC's determination of whether you are eligible to elect a deferral was based solely on the ERISA test. Even if EIX and EC determined that you are eligible under the ERISA test and gave you a copy of the Summary of Deferred Compensation Alternatives, the Company has made no determination of whether you satisfy the securities law requirement for eligibility described above. Thus, even if it was determined that you are eligible, you must attest when you elect a deferral to the fact that you satisfy one of the above income or net worth requirements under the securities test; otherwise, your deferral election will not be effective.

14. What special rules apply if I am not employed by the Company on the Exchange Date?

     The following special rules apply if you accept the Exchange Offer and you are not employed by the Company on the Exchange Date:

     o Your outstanding Affiliate Options will terminate and you will only be paid for your Affiliate Options that vested prior to the termination of your employment and, if your employment by the Company terminated due to your Retirement, Total Disability, or death, for any Affiliate Options that vested in connection with the termination of your employment..

     o    You will be paid the Exchange Price all in cash.

     o $12.30 of the Exchange Price per vested unit (plus interest at an annual rate of 6.3% from the Exchange Date through the date of payment) will be paid on the first anniversary of the Exchange Date (expected to be August 8, 2001). $12.30 is the portion of the Exchange Price per unit that otherwise would have been granted in the form of SEUs. The first anniversary of the Exchange Date is the earliest date that your SEUs would have been paid had you been granted SEUs.

     o The balance of the Exchange Price for your vested units (plus interest at an annual rate of 6.3% from the Exchange Date through the date of payment) will be paid on March 13, 2001.

     o You may make a deferral election, if you are otherwise eligible as described in the response to Question 13, only if your employment by the Company terminated due to your Retirement or Total Disability. If you are eligible and elect a deferral, the portion of the Exchange Price that you elect to defer will be credited under, and will begin to earn interest at the rate described in the Summary of Deferred Compensation Alternatives, as of the Exchange Date.

EIX Stock Equivalent Units

EIX maintains the ECP to provide participants with a financial incentive that reinforces and recognizes long-term corporate, organizational and individual performance and accomplishments. Persons who accept the Exchange Offer and who are employed by the Company on the Exchange Date will receive a portion of their consideration in the form of a grant of SEUs under the ECP. Generally, an SEU is a non-voting unit of measurement that is deemed for bookkeeping purposes to be equivalent to one outstanding share of EIX common stock. When an SEU becomes payable, the holder will be paid a cash amount determined with reference to the then fair market value of a share of EIX common stock, as described in the response to Question 22 below.

This section provides important information regarding the SEUs to be granted as part of the Exchange Offer. The information presented in this section is qualified in its entirety by the more detailed information set forth in the form of SEU Award Certificate and SEU Statement of Terms and Conditions that will evidence each grant of SEUs (collectively, the "Award Certificate") and by the more detailed information set forth in the ECP. A copy of the ECP is included in the Prospectus attached as Attachment B to this Circular. A copy of the Award Certificate is attached as Attachment C to this Circular.

The ECP or the Award Certificate controls if any discrepancy exists between the information presented in this Circular with respect to the SEUs and the terms of the ECP or the Award Certificate.

15. Can I opt out of the SEUs or elect that a greater portion of my Exchange Offer consideration be granted in the form of SEUs?

     No. If you accept the Exchange Offer, the number of SEUs that you will be granted per unit is fixed and will be calculated as described in the response to Question 10 above. You may not elect to receive cash or other benefits in lieu of the SEUs. Similarly, you may not elect to increase the portion of your Exchange Offer consideration that will be granted in the form of SEUs.

16.  What is an SEU?

     An SEU is a bookkeeping entry and evidences a right to receive a cash payment determined with reference to the fair market value of a share of EIX common stock, as described in the response to Question 22 below. This right, however, is subject to certain terms and conditions contained in the applicable Award Certificate and generally described in this Circular. The time of payment of your SEUs is described in the response to Question 21 below.

     In accordance with the ECP, the Committee, to the extent it deems equitable and appropriate, may adjust the number of SEUs referenced in an award in the event of certain reorganizations, mergers, combinations, consolidations, recapitalizations, stock splits, stock dividends, reverse stock splits, stock consolidations and other similar events that change the number or kind of shares of EIX common stock outstanding.

17.  How are SEUs credited?

     EIX will maintain a SEU bookkeeping account for each participant who accepts the Exchange Offer. Your SEUs will be credited to the bookkeeping account maintained in your name.

18.  Will dividend equivalents be credited on the SEUs credited to my account?

     Yes. SEUs accrue dividend equivalents as EIX declares dividends on its common stock. Dividend equivalents are credited on the ex-dividend date, based on the average of the high and low prices of a share of EIX common stock on the New York Stock Exchange on that date, in the form of additional SEUs to your account.

          For Example: Assume that you have 1,000 SEUs. Assume that EIX declares a $0.25 cash dividend per share of its common stock and that the ex-dividend date average of the high and low prices of a share of EIX common stock on the New York Stock Exchange is $25. Your account will be credited, on the ex-dividend date, with an additional 10 SEUs (1,000 SEUs multiplied by $0.25 equals $250; $250 divided by the share value of $25 equals 10).

     SEUs credited as dividend equivalents are subject to the same vesting schedule as your other SEUs.

19.  When will the SEUs vest?

     To the extent that your SEUs relate to vested Affiliate Options, your SEUs will be vested on the Exchange Date. To the extent that your SEUs relate to unvested Affiliate Options, your SEUs will be subject to the same vesting schedule as the underlying Affiliate Option. If your employment terminates due to your Retirement, death, or following your Total Disability, you will be entitled to pro rata vesting as described in the response to Question 12 above. You will forfeit the SEUs to the extent that they are not vested (or do not become vested) in such circumstances. If your employment terminates for any other reason, you will forfeit your SEUs to the extent that they are not vested.

          For Example: If you Retire on July 15, 2001, you would be only 62.5% vested in your 1999 Affiliate Options. If you accept the Exchange Offer and Retire on July 15, 2001, a total of 62.5% of the SEUs that relate to your 1999 Affiliate Options will be vested. You will forfeit the remainder. (This rule also would apply to your SEUs that relate to 1998 Affiliate Options, except that you would be 87.5% vested in your 1998 Affiliate Options if you Retired on July 15, 2001. Your Affiliate Options from 1997 or earlier are fully vested. Therefore, your SEUs related to those Affiliate Options will be fully vested on the Exchange Date.)

20.  Do I have to make an SEU payment election?

     Yes. The value of your vested SEUs generally will become payable the first or third anniversary of the Exchange Date, whichever you elect (unless you are eligible and make an SEU deferral election). You must indicate your SEU payment election on your Election Form at the time you accept the Exchange Offer. If you do not make an election on your Election Form, you will be deemed to have elected payment on (or as soon as administratively practical after) the third anniversary of the Exchange Date. For tax reasons, you may not change your election after your Election Form is filed.

     The effect of electing a third anniversary payment is that the value of your SEUs will continue to be subject to changes in the market value of EIX common stock for a longer period of time, and you will defer taxation for a longer period of time, than if you had elected a first anniversary payment.

21.  When will the value of my SEUs be paid?

     Subject to the exceptions described below, the value of your vested SEUs will be paid as soon as administratively practical after the first or third anniversary of the Exchange Date, whichever you elect. In addition, the payment rules described in this response are subject to any SEU deferral election that you may make (if you are eligible to defer payment of your SEUs).

     To the extent that your SEUs relate to unvested Affiliate Options, the value of your SEUs will not be paid until the date that the underlying Affiliate Options would have vested had you not accepted the Exchange Offer.

     The termination of your employment could trigger payment of your SEUs earlier than the payment date that you elected. If your employment terminates before the first anniversary of the Exchange Date, the value of your vested SEUs will become payable on the first anniversary of the Exchange Date. If your employment terminates on or after the first anniversary of the Exchange Date, the value of your vested outstanding SEUs will become payable on the date your employment terminates.

     The following examples illustrate these payment rules.

          Example (1): Assume that you are granted 1,200 SEUs. 900 are attributable to vested Affiliate Options and are vested on the Exchange Date. 300 are attributable to unvested Affiliate Options and are scheduled to vest as follows: 200 are scheduled to vest on January 2, 2001, 50 are scheduled to vest on January 2, 2002, and 50 are scheduled to vest on January 2, 2003. Assuming that you remain employed by the Company through the applicable vesting dates and that you elect a first anniversary payout, your 1,100 vested SEUs (the 900 vested on the Exchange Date plus the 200 that are scheduled to vest on January 2, 2001) would become payable on the first anniversary of the Exchange Date, the 50 SEUs that are scheduled to vest on January 2, 2002 would become payable on that date, and the 50 SEUs that are scheduled to vest on January 2, 2003 would become payable on that date.

          Example (2): Assume the same facts as in Example (1) except that you elect a third anniversary payout. In this case, all 1,200 SEUs would become payable on the third anniversary of the Exchange Date.

          Example (3): Assume the same facts as in Example (1) except that you elect a first anniversary payout and your employment terminates prior to the first anniversary of the Exchange Date. In this case, your vested SEUs (900 plus an additional 200 if you are employed through January 2, 2001) would become payable on the first anniversary of the Exchange Date.

          Example (4): Assume the same facts as in Example (1) except that that you elect a third anniversary payout but that your employment terminates February 1, 2002. Your 1,150 vested SEUs (900, plus the 200 that are scheduled to vest on January 2, 2001, plus the 50 that are scheduled to vest on January 2, 2002) would become payable following the date your employment terminated.

22.  How is an SEU payment calculated?

     An SEU represents the right to receive a payment determined with respect to the fair market value of a share of EIX common stock (less required tax withholding). The amount that you will be paid for each of your SEUs that vests will equal the "Per SEU Payment Amount" determined at the time the SEU becomes payable.

     You have no further right with respect to an SEU once you receive payment with respect to that SEU.

     Fixed Vesting Date. If payment of your SEUs is triggered by a fixed payment or vesting date (the first or third anniversary of the Exchange Date or the scheduled vesting date of the underlying Affiliate Option), the Per SEU Payment Amount equals: (1) the sum of the daily average of the high and low trading prices of a share of EIX common stock on the New York Stock Exchange for each of the 20 trading days preceding the payment trigger date; (2) divided by 20. Payment will actually be made on or as soon as administratively practicable after the payment trigger date.

          For Example: Assume that you elect a first anniversary payment, that 1,000 of your SEUs are vested on the first anniversary of the Exchange Date, and that the Per SEU Payment Amount is $25 on that date. The Company will make a lump-sum cash payment of $25,000 (1,000 multiplied by $25), less required tax withholding, to you on or as soon as administratively practicable after that date.

     Termination of Employment. If vesting and payment of your SEUs is triggered by the termination of your employment with the Company after the first anniversary of the Exchange Date, the Per SEU Payment Amount will equal the average of the high and low prices of a share of EIX common stock on the New York Stock Exchange on the date your employment terminates (or, if that day is not a trading day, determined as of the immediately preceding trading day). Payment will actually be made as soon as administratively practicable after the date your employment terminates.

23.  Do my SEUs carry any shareholder rights?

     No. Your SEU rights are only those contractual rights evidenced by your SEU Award Certificate. You have no rights as a shareholder of the Company with respect to your SEUs (including, without limitation, dividend and voting rights, except to the extent that dividend equivalent rights have been provided as discussed in this section of the Circular). You have no rights as a holder of an SEU to participate in or affect (without limitation): (1) the management or control of the Company, (2) fundamental changes in the business or existence of the Company, or (3) the issuance of additional securities by the Company.

     The Company does not, with respect to the ECP and SEUs, have or assume any trust or fiduciary relationship of any kind with any SEU holder.

24.  Is the ECP a "qualified" plan?

     No. The ECP is not subject to ERISA and is not qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended.

25.  Can the ECP be amended or terminated?

     EIX generally may amend the ECP at any time. Generally, you must consent to any amendment (other than an adjustment described in the next sentence) that is materially adverse to your rights or benefits under your SEUs. EIX may, without your consent, adjust your SEUs after they have been granted in certain circumstances (for example, in connection with stock splits, exchanges of stock, mergers and other reorganizations or extraordinary corporate transactions).

26.  How will the SEUs be administered?

     The Committee administers the ECP. The EIX Board of Directors appoints the members of the Committee and has the right to change the membership of the Committee at any time. The Committee has the authority to make and enforce all rules and regulations for the administration of the ECP and to decide or resolve any and all questions, including interpretations of the ECP, as may arise in connection with the ECP.

     Decisions of the Committee with respect to the ECP and/or amounts payable under the ECP are final, conclusive and binding on all parties.

Other Provisions; Administration

27.  Can I name a beneficiary?

     Yes. You may name a beneficiary to receive any portion of the Exchange Price that is payable to you in the event of your death. You can name any individual or entity you wish as your beneficiary, subject to your spouse's consent if you are married and do not name your spouse as your sole primary beneficiary. Your beneficiary designation must be on a form approved by the Committee. If you do not name a beneficiary, your beneficiary will be your surviving spouse, if your spouse survives you; otherwise, your beneficiary will be your estate.

     You may change your beneficiary designation by filing a new beneficiary designation form with the Committee, subject to the spousal consent requirement described above. The Committee will rely on the last valid beneficiary designation that you file and it receives before the date of your death.

     A beneficiary designation form is included with this Circular. Additional beneficiary designation forms are available from EIX Executive Compensation at the telephone number or e-mail address given on page 4, or at (626) 302-1025 or (626) 302-7568.

     Your beneficiary designation will automatically be revoked if you marry or divorce after the date of the designation (unless, in the case of marriage, your new spouse was already named as your sole primary beneficiary or, in the case of divorce, your prior spouse was not named as a beneficiary). Therefore, you should file a new beneficiary designation following either of such events.

28. What happens if I die before EC pays me the cash component of the Exchange Price and/or before my SEUs are paid?

     If you accept the Exchange Offer and you die before payment of the cash portion of the Exchange Price and/or before the value of your SEUs are paid, EC will pay your beneficiary the vested amount that you would otherwise be paid.

29.  Can I transfer my right to payment or my SEUs?

     You generally cannot transfer your rights to payment or your SEUs. Payment of the cash portion of the Exchange Price and any payment with respect to your SEUs will be made only to you or (1) in the event of your divorce, to your spouse pursuant to a domestic relations order that requires payment be made to your spouse, or (2) if you die, to your estate.

30. Does the Company have any right to further delay the payment of the Exchange Price or the payment with respect to my SEUs?

     The Company may delay the date of your payment if you are an officer described in the next paragraph and the Company's ability to deduct its payment to you would otherwise be lost.

     The Company's ability to deduct compensation in excess of $1 million per year to certain of its officers is limited by Section 162(m) of the Internal Revenue Code. Section 162(m) is, however, very limited in its application. It generally only applies to an officer in a year in which the officer constitutes one of the five EIX executive officers whose compensation is listed in the Proxy Statement prepared for the following year. These five persons may be officers of an EIX affiliate in some circumstances.

     If the Committee determines that the Company's ability to deduct amounts otherwise payable to one of these five officers in a year is or reasonably could be limited by Section 162(m) because the officer is or reasonably could be a Section 162(m) officer (as described above) in that year, the Company may delay the payment to that officer until a year in which the Committee determines that the Company's tax deduction for that amount is not or is not reasonably expected to be limited by Section 162(m). If the payment is deferred, the deferred amount will earn interest at an annual rate equal to the 120% 10-Year Rate.

31. Does the Exchange Offer give me any rights to continued employment by the Company?

     No. The Exchange Offer does not have any effect on your employment status or give you any rights to continued employment with the Company or its affiliates.

32.  How do I make a claim for payment?

     If you accept the Exchange Offer, you generally will not have to take any other actions to receive the consideration payable to you. If, however, you believe that you are being denied a benefit to which you are entitled to, you should file a written request with the Committee. The request should set forth the reasons for your claim. Any communication to the Committee should be sent to the Committee, care of EIX's Secretary to the following address:

                           Corporate Secretary, Edison International
                           2244 Walnut Grove Avenue, P.O. Box 800
                           Rosemead, California 91170

     Claims also may be submitted to arbitration as provided in the Election Form and in the SEU Award Certificate.

33.  Who pays the costs of administering the Exchange?

     The Company pays the expenses of administering the Exchange and the SEUs.

Federal Income Tax and Social Security Consequences

Questions 34 through 38 below discuss the material United States federal income tax and Social Security considerations that relate to the Exchange. Question 39 comments on state, local and foreign tax matters. This section does not address the effects of a deferral election, if you are eligible and make a deferral election. If you are eligible to make a deferral election, see the Summary of Deferred Compensation Alternatives for the tax consequences of a deferral.

The information in this section has been prepared based on the advice of the Company's tax advisors. The Company cannot and does not guarantee any particular tax consequences. You should consult your own tax advisors.

The Company may withhold any amounts required by law (including U.S. federal, state or local, or foreign, income, employment or other taxes) to be withheld from amounts credited in respect of the SEUs or payments of the Exchange Price. In the event that the Company does not elect for any reason to withhold amounts necessary to satisfy any applicable tax withholding obligations that arise, the Company may withhold such amounts from compensation otherwise payable to you or you must pay or provide for the payment of such amounts to the Company. The amount of tax withheld by the Company may not be sufficient to pay the actual tax liability due, and you will be responsible for any shortfall.

34. If I accept the Exchange Offer, what will be the tax consequences of the cash component of the Exchange Price?

     The cash portion of the Exchange Price, including interest paid by EC on the cash portion, will be taxable as ordinary income in the year that it is paid to you. You will pay federal income tax based on the tax rates in effect for the year in which you receive a payment, rather than based on the tax rates in effect for the year 2000.

35.  What is the income tax effect of the SEU grants?

     The portion of the Exchange Price granted to you in the form of SEUs will not be taxed for income tax purposes until the year in which payment is actually made with respect to your SEUs. In addition, additional SEUs credited as dividend equivalents will not be taxed in the year that they are credited.

     You will recognize taxable income when the value of your SEUs (including SEUs credited as dividend equivalents) is paid in cash. The amount of income that you recognize will equal the amount of cash that you receive and it will constitute ordinary income, not capital gain.

     You will pay federal income tax based on the tax rates in effect for the year in which you receive a payment, rather than based on the tax rates in effect for the year 2000.

36.  What are the tax withholding requirements with respect to the payments?

     General Tax Withholding Rules. The Federal Insurance Contributions Act ("FICA") imposes two types of taxes - Social Security tax (at 6.2%) and Medicare tax (at 1.45%) - on both employers and employees for wages paid to employees. The Social Security tax is a percentage of wages up to the Social Security wage base limitation, which is $76,200 for the year 2000. The Social Security wage base is adjusted annually. Once you have paid Social Security tax for a given year on an amount of wages from a particular employer equal to the wage base limitation, no further Social Security tax is payable on that year's wages from that employer. Currently, there is no wage base limitation for Medicare tax purposes. Thus, all wages paid to you are subject to Medicare tax.

     Income tax withholding is also required on wages paid to employees. The Company will withhold federal income taxes from payments of the Exercise Price at the supplemental wage withholding rate (currently 28%). State and local income tax withholding also may be required, depending on your state of employment. For purposes of the following illustration, the state tax withholding rate is assumed to be 6%. (The California supplemental wage withholding rate is 6%.)

     The Exchange Price (including interest paid by EC on the cash portion and any amounts attributable to appreciation in the value of your SEUs) will be treated as wages received for FICA and income tax purposes. Income taxes will be withheld at the time(s) of payment. FICA taxes also will be withheld at the time(s) of payment, except as noted below under "Special FICA Withholding Rule."

          For Example: Assume that $1,000,000 of the Exchange Price (including interest) becomes payable to you on March 13, 2001. The actual amount paid to you will be approximately $640,775.60. This amount represents the $1,000,000, less Social Security tax at 6.2% up to the wage base limitation ($4,724.40, assuming the wage base limitation is the same as in

          2000 and had not been offset by other compensation paid to you in
          2001), Medicare tax at 1.45% ($14,500), federal income taxes at 28% ($280,000), and state income taxes at an assumed rate of 6% ($60,000). This example assumes no other state or local tax withholding is required. The actual amount of your payment would be less if other withholding was required.

          The cash portion of your 2002 and 2003 vesting installments of the Exchange Price, and (except as noted below) any payment with respect to SEUs, also generally will be subject to tax withholding, at the time of payment, in the manner described above.

     Special FICA Withholding Rule. A special FICA tax withholding rule applies with respect to: (1) SEUs that are vested on the Exchange Date; (2) any other SEUs that become vested in 2000 (for example, in connection with your termination of employment due to your death, Retirement, or following your Total Disability); and (3) if you elect a third anniversary payment date for your SEUs (see the response to Question 20 above), any of your SEUs that become vested in 2001 or 2002. SEUs that are vested on the Exchange Date or that become vested in 2000 will be subject to FICA tax withholding in 2000 (but will not be subject to income tax withholding until the value of the SEUs becomes payable). If you elect a third anniversary payment date for your SEUs, any of your SEUs that become vested in 2001 or 2002 will be subject to FICA tax withholding in 2001 or 2002, respectively (but will not be subject to income tax withholding until the value of the SEUs becomes payable). Any of your SEUs that become vested in 2003, and any of your SEUs that become vested in 2001 or 2002 if you elect a first anniversary payment date for your SEUs, are subject to the general income and FICA tax withholding rules described under "General Tax Withholding Rules" above.

          For Example: You are vested in 1,000 SEUs on the Exchange Date. You are subject to FICA tax on the value of 1,000 SEUs in the year 2000. If the average of the high and low prices of a share of EIX common stock on the last day preceding the date that tax withholding occurs is $25, you will recognize $25,000 of taxable income in 2000 for FICA purposes. Any payment with respect to those SEUs will be subject to income tax withholding as described in the general tax withholding rules described above, but will not be subject to additional FICA tax withholding.

     A tax rule allows the Company to elect to defer the date that FICA taxes are triggered with respect to your vested SEUs from the vesting date to December 31 of the year of vesting. The Company expects that it will satisfy its FICA tax withholding obligation with respect to your SEUs that are vested on the Exchange Date or that vest in 2000 by reducing the number of your outstanding vested SEUs by a number equal in value to the amount of the withholding obligation. The reduction to the number of your vested SEUs will, however, be treated as a taxable distribution to you that, as illustrated below, will also be subject to income tax withholding.

          For Example: Using the facts of the last example, you are subject to FICA tax on the value of 1,000 SEUs on December 31, 2000. If the average of the high and low prices of a share of EIX common stock on December 31, 2000 is $25, you will recognize $25,000 of taxable income at that time for FICA purposes. The required FICA withholding will equal $362.50 (this amount is calculated at a rate of 1.45% and assumes that you had reached the Social Security wage base limitation for 2000). The Company will satisfy its withholding obligation by reducing the number of your outstanding vested SEUs by the required withholding amount. As noted above, the reduction to the number of your vested SEUs will be treated as a taxable distribution to you that will also be subject to income tax withholding. Therefore, the actual amount required to be withheld will be greater than $362.50 and will equal (1) the original $362.50, plus (2) the income tax withholding due with respect to the reduction of your SEUs. The actual withholding amount will be approximately $549.24 (assuming a federal withholding rate of 28% and a state withholding rate of 6%) and will be ordinary taxable income to you. If the average of the high and low prices of a share of EIX common stock on December 31, 2000 is $25, the Company will reduce your outstanding vested SEUs by 21.9696 units ($549.24 divided by $25) and you will continue to hold 978.0304 vested SEUs. (Note that if you had not reached the Social Security wage base limitation, the Company would also withhold Social Security tax (at 6.2%) until the limitation had been reached, which would increase the amount required to be withheld.) Any payment with respect to the
          978.0304 SEUs will be subject to income tax withholding, but will not be subject to additional FICA tax withholding, at the time of payment.

     To the extent that the Company is required to withhold FICA taxes with respect to any of your SEUs that become vested in 2001 or 2002, the Company will settle the withholding amount, to the extent possible, by reducing any portion of the Exchange Price that is then payable to you in cash. To the extent that the Company cannot satisfy the withholding obligation in that manner, it will reduce the number of your outstanding SEUs, as described above, to the extent necessary to satisfy the withholding obligation.

     The Company fully expects to satisfy its tax withholding obligations in the manner described above. Thus, the Company's tax withholding obligations (1) should not affect other compensation payable by the Company to you, and (2) should not require you to make a payment to the Company.

37.  Are amounts paid to my beneficiary taxable to my beneficiary?

     Any amounts payable to your beneficiary upon or following your death are taxable to your beneficiary as income and, under certain circumstances, may be subject to estate taxes as part of your estate. Your tax advisor can provide you with more information on this topic.

38.  Could a change in tax law affect my benefits?

     Yes. The foregoing discussion is based on current law. Congress may change the relevant tax and Social Security law at any time, and such changes may be retroactive to before the date of enactment. Such changes may have a material effect on the benefit you expect to receive.

          For example, Congress may change the rates of federal income tax in the future. If federal income tax rates increase, you may pay more income tax when amounts are paid than you would have if those amounts had been taxed currently.

39. What are (1) the local income tax and (2) the foreign income tax consequences of my payments and the SEUs?

     EIX and EC are unaware of any state and local income tax consequences in the United States of the payment of the Exchange Price (including the grant and payment of SEUs) that differ from the United States federal income tax consequences described above.

     EIX and EC are unaware of any foreign jurisdiction in which you may now be employed by EC in which the income tax consequences to you in that country would be different than those United States federal income tax consequences described above.

Section 16 Consequences

40. What are the Section 16 reporting and matching liability consequences of the SEUs?

     Under Section 16 of the Securities Exchange Act of 1934, as amended, an insider is required to report the acquisition of SEUs (on Form 4 or 5), the granting of additional SEUs as dividend equivalents (on Form 4 or Form 5), any forfeiture of SEUs (on Form 4 or 5), and the payment of SEUs (on Form
     4). Executive officers of EIX and members of the EIX Board of Directors are considered "insiders." An executive officer of an EIX affiliate may be deemed an EIX executive officer, and therefore considered an insider, for this purpose.

     The grant, forfeiture and/or payment of SEUs (including dividend equivalent
     SEUs) should be exempt from Section 16 matching liability. SEU payment elections contemplated by the Exchange Offer should also be exempt from
     Section 16 matching liability. If you are an insider, and you are eligible and elect a deferral of your SEUs, you should also read the Section 16 discussion in the Summary of Deferred Compensation Alternatives.

     EIX has implemented a compliance program to assist insiders with their reporting obligations and avoidance of Section 16 liability. You may contact the EIX Corporate Secretary if you are uncertain whether EIX considers you to be an insider. However, compliance with Section 16 is the sole responsibility of the individual insider, and you should contact your personal attorney as appropriate.

Effect on Retirement Plan Benefits

41. If I accept the Exchange Offer, how will the payment of the Exchange Price affect my benefits under Company-sponsored retirement plans?

     It will not. Income that you would have recognized if you had exercised your Affiliate Options in the ordinary course would have been excluded from your compensation for purposes of determining your benefits under other Company-sponsored retirement plans. Similarly, income recognized in connection with the Exchange will be excluded from your compensation for purposes of determining your benefits under Company-sponsored retirement plans.

                             ADDITIONAL INFORMATION;

                     INCORPORATION OF DOCUMENTS BY REFERENCE

         If you have any questions with respect to the Exchange Offer, the SEUs, or any other matters discussed in this Circular, please contact EIX Executive Compensation, at (626) 302-5675 (or e-mail EIX Executive Compensation at exchange@Edison.com), or at the following address:

                  Executive Compensation
                  Edison International
                  2244 Walnut Grove Avenue, P.O. Box 800
                  Rosemead, California 91770

         After the Exchange Date, you may also contact EIX Executive Compensation at (626) 302-1025 or (626) 302-7568.

         EIX is a reporting company under the Securities Exchange Act of 1934, as amended, and is required to file periodic and other reports with the Securities and Exchange Commission (the "SEC"). These reports include financial material and other information about EIX.

         The following documents filed by EIX with the SEC are incorporated by reference into this Circular:

     o    EIX's Annual Report on Form 10-K for the year ended December 31, 1999;
          and

     o    EIX's Quarterly Report on Form 10-Q for the quarter ended March 31,
          2000.

     Copies of the foregoing reports can be inspected and copied at:

     o the Public Reference Room of the SEC at 450 Fifth Street, N.W., Washington, D.C. 20549;

     o the SEC's Regional Office at 7 World Trade Center, 13th Floor, New York, New York 10048; and

     o the SEC Midwest Regional Office, CitiCorp Center, 500 West Madison, Suite 1400, Chicago, Illinois 60061.

         Copies of such materials can also be obtained by mail at prescribed rates from the Public Reference Section of the SEC at 450 Fifth Street, N.W., Washington, D.C. 20549.

         Reports, proxy statements and other information concerning EIX can also be inspected at the offices of the New York Stock Exchange, Inc., 20 Broad Street, 18th Floor, New York, New York 1005, and at the offices of the Pacific Stock Exchange, Inc., 301 Pine Street, San Francisco, California 94104.

         You also may view incorporated documents at the SEC's internet web site at: http://www.sec.gov.

         You may also obtain without charge, upon oral or written request, a copy of any document that has been incorporated by reference (except the exhibits to any such document) into this Circular or any other report or document required to be given to you under SEC Rule 428(b).

         Please mail your written request for EIX documents to:

                  Law Department, Attn: Corporate Governance
                  Edison International
                  2244 Walnut Grove Avenue, P.O. Box 800
                  Rosemead, California 91770

         Telephone requests may be directed to EIX Corporate Governance at (626) 302-6816.

                                  ATTACHMENT A

                             INDEX OF DEFINED TERMS

                                                                       Page

Affiliate Options...................................................Cover page
Award Certificate...........................................................19
Circular............................................................Cover page
Committee....................................................................5
Company......................................................................1
EC..................................................................Cover page
ECP..........................................................................9
EIX.................................................................Cover page
Election Form................................................................8
ERISA.......................................................................18
Exchange............................................................Cover page
Exchange Date................................................................1
Exchange Offer......................................................Cover page
Exchange Price...............................................................1
Exercise Price...............................................................1
Expiration Time..............................................................4
FICA........................................................................27
Individualized Statement............................................Cover Page
Per SEU Payment Amount......................................................22
Retirement/Retire...........................................................17
SEC.........................................................................32
SEU.................................................................Cover page
Totally Disabled............................................................17
120% 10-Year Rate............................................................2

                                  ATTACHMENT B

                   PROSPECTUS FOR EIX EQUITY COMPENSATION PLAN

                           [EDISON INTERNATIONAL LOGO]





                              EDISON INTERNATIONAL

                            EQUITY COMPENSATION PLAN



                               -------------------



                                   PROSPECTUS


                               -------------------




                       THIS DOCUMENT CONSTITUTES PART OF A
                       PROSPECTUS COVERING SECURITIES THAT
                         HAVE BEEN REGISTERED UNDER THE
                             SECURITIES ACT OF 1933.



                               -------------------


                              Dated: April 17, 1998

                                TABLE OF CONTENTS

                                              Page
                                              ----

Description of the Plan........................2
    General....................................2
    Securities Offered Through the Plan........3
    Eligibility and Award Determination........4
Description of Awards..........................4
    Statutory Stock Options....................4
        Tax Considerations.....................5
    Nonqualified Stock Options.................5
        Tax Considerations.....................6
    Dividend Equivalents.......................6
        Tax Considerations.....................7
    Stock Appreciation Rights..................7

                                             Page
                                             ----

        Tax Considerations.....................8
    Performance Awards.........................8
        Tax Considerations.....................8
    Stock Payment..............................9
    Section 83 Tax Considerations..............9
Award Gain Deferrals...........................9
Administration of the Plan....................10
Termination of Employment.....................10
Amendment and Termination of the Plan.........11
Restrictions on Resale........................11
Other Terms and Conditions....................12
Additional Matters............................12


                                ----------------

                             DESCRIPTION OF THE PLAN

General

     The Edison International Board of Directors ("Board") has adopted, subject to Edison International shareholder approval, the Edison International Equity
Compensation Plan (the "Plan"). The purpose of the Plan is to promote the interests of Edison International and its shareholders by improving the long-term financial and operational performance of Edison International and its affiliated companies (collectively, the "Companies," and each individually, a "Company") by providing eligible participants a financial incentive which reinforces and recognizes long-term corporate, organizational and individual performance and accomplishments. The Plan will help to attract, retain and motivate qualified Directors and employees for the Companies by providing them with competitive equity-based financial incentives that link their interests with the interests of Edison International shareholders.

     If approved by the shareholders of Edison International, the Plan will replace the Long-Term Incentive Compensation Program (the "Prior Program") which was adopted by the shareholders in 1992 and consists of (1) the Officer Long-Term Incentive Compensation Plan, (2) the Management Long-Term Incentive Compensation Plan, and (3) the Director Incentive Compensation Plan. No new awards will be made under the Prior Program after approval of the Plan by shareholders; however, it will remain in effect as long as any awards remain outstanding under the Prior Program.

     To accomplish its purposes, the Plan authorizes the granting of awards ("Awards") to Executive Officers and Key Management Employees of the Companies in the following forms: (i) options to purchase shares of Edison International Common Stock, which may be in the form of statutory or nonqualified stock options, (ii) stock appreciation rights, (iii) performance awards, (iv) dividend equivalents, and (v) stock payments. The Plan also authorizes awards to Directors of stock grants or nonqualified stock options. The optional forms of Awards and the tax effects associated with each of them are described below under "Description of Awards."

     The Plan is subject to the reporting and disclosure requirements of the Employee Retirement Income Security Act of 1974 and it is not qualified under
Section 401(a) of the Internal Revenue Code of 1986, as amended (the "Code").

     Capitalized terms used and not otherwise defined in this Prospectus will have the meanings given them in the Plan. All of the descriptions of the terms and conditions of the Plan contained in this Prospectus are qualified in their entirety by the complete text of the Plan as modified or amended from time to time in accordance with its terms.

     The Plan Administrator is the Compensation and Executive Personnel Committee of the Board (excluding any member who would not be considered (i) an "outside director" for purposes of Section 162(m) of the Code and the regulations thereunder or (ii) a "non-employee director" within the meaning of Rule 16b-3(b)(3) of the Securities Exchange Act of 1934 ("Exchange Act")). Notwithstanding the foregoing, the Board is the Administrator with respect to any Awards made to Directors. Company Management will select recipients of Awards made to its participants other than those considered to be Edison International Executive Officers under Section 16 of the Securities and Exchange Act of 1934, as amended.

     The current members of the Compensation and Executive Personnel Committee serving as the Plan Administrator are Charles D. Miller (Chair), Luis G. Nogales, James M. Rosser, Robert H. Smith, Thomas C. Sutton and Daniel M. Tellep. For additional information about the Plan and its administrators, participants may write to Edison International Equity Compensation Plan, 2244 Walnut Grove Avenue, P.O. Box 800, Rosemead, California 91770; or an oral inquiry may be made to the Director of Compensation and Benefits at (626) 302-5023.

Securities Offered Through the Plan

     Shares of Edison International Common Stock, no par value ("Common Stock"), may be issued or transferred pursuant to Awards. To meet the requirements of the Plan, the Board has authorized the annual issuance of shares equal to one percent of the number of issued and outstanding shares of Common Stock as of December 31 of the prior year. This authorization is cumulative so that to the extent shares are not needed to meet Plan requirements in any year, the excess authorized shares will carry over to subsequent years until Plan termination. One percent of the issued and outstanding Common Stock on December 31, 1997, was 3,757,644 shares. If any Award expires, is forfeited, is canceled, or otherwise terminates for any reason (other than upon exercise or payment), the shares of Common Stock (provided the participant receives no benefit of ownership) or equivalent value that could have been delivered will not be charged against the foregoing limitations and may again be made subject to Awards.

     Except for the adjustments described below, or as otherwise provided in "Amendment and Termination of the Plan" below, Awards of stock options to an individual employee during any calendar year may not exceed 500,000 shares of Common Stock. Stock grants to a Director during any calendar year may not exceed 2,500 shares of Common Stock, and awards of nonqualified stock options to a Director during any calendar year may not exceed 12,500 shares.

     The number and kind of shares issuable pursuant to the Plan or subject to outstanding Awards, and the price thereof, may be adjusted under certain circumstances including an increase, decrease or exchange of the outstanding shares of Common Stock, or if additional shares or new or different shares or other securities are distributed with respect to such shares of Common Stock or other securities, through a merger, consolidation, sale of assets, reorganization, recapitalization, reclassification, stock dividend, stock split, reverse stock split or other distribution with respect to such shares of Common Stock or other securities. Outstanding Awards may also fully vest and become immediately exercisable under certain circumstances, including a dissolution, liquidation, reorganization, merger, consolidation or sale of assets, unless provisions are made in connection with such transaction for the continuance of the Plan and the assumption of or the substitution for such Awards of new awards covering the stock of a successor employer corporation, or a parent or subsidiary thereof, with appropriate adjustments as to the number and kind of shares and prices. Any of the above-described adjustments will be made by the Compensation and Executive Personnel Committee, whose determination as to what adjustments will be made and the extent thereof will be final, binding and conclusive. (See "Administration of the Plan" below.) Notwithstanding the foregoing, upon a change of control of Edison International following the occurrence of a Distribution Date, as that term is defined in the Rights Agreement approved by the Board on November 20, 1996, the Awards will vest and will remain exercisable for at least two years following the Distribution Date, or through the first exercise period occurring at least two years after such date.

During that period, (i) the Plan may not be terminated, (ii) Awards may not be cashed out, terminated, or modified without the participant's consent, and (iii) valuation procedures and exercise periods will occur on a basis consistent with past practice.

     The shares of Common Stock to be issued under the Plan will be made available, at the discretion of Edison International, either from authorized but unissued shares of Common Stock or from previously issued shares of Common Stock reacquired by or on behalf of Edison International, including shares purchased on the open market. The Board has authorized the Edison International Chief Executive Officer or Chief Financial Officer (or such other person or persons as they may designate) to make this determination.

Eligibility and Award Determination

     Executive Officers, Key Management Employees and non-employee Directors are eligible to receive Awards under the Plan. The Administrator may grant any Award except Stock Grants to eligible Executive Officers and Key Management Employees. The Administrator may grant only Nonqualified Stock Options or Stock Grants to Directors. Each Award will be evidenced by a written instrument specifying the date of grant and may include or incorporate by reference any additional terms and conditions consistent with the Plan as determined in the discretion of the Administrator. The Administrator may grant any Award permitted under the Plan which is otherwise payable in Common Stock in the form of a cash equivalent award.

     The Administrator has sole discretion under the Plan to determine the type of Awards to be granted, the number of shares of Common Stock or the amount of cash subject to Awards, and the prices of Awards. The Administrator will allocate a portion of the total number of Awards authorized to be made to Key Management Employees to each Company. The management of each Company will then have the sole discretion to determine and designate from time-to-time the Key Management Employees to whom Awards will be granted, the times at which the Awards will be granted and the amount of the individual Awards. The Administrator will determine those Executive Officers who are to be granted Awards, the amount of any Award, and the times at which Awards will be granted. Director Awards are determined in the discretion of the Board.

     Each participant in the Plan will receive an annual statement showing the outstanding Awards made to the participant and other pertinent information.

                              DESCRIPTION OF AWARDS

     The Plan provide for various kinds of Awards to be made to eligible participants in the discretion of the Administrator. These Awards and the tax considerations relevant to each of them are discussed below.

Statutory Stock Options

     The Plan authorizes the Administrator to grant Statutory Stock Options. A Statutory Stock Option (also known as an incentive stock option) is a stock option that satisfies the requirements of Section 422 of the Code.

     Statutory Stock Options under the Plan will be for a term of not more than 10 years after the date the Option is granted. Options become exercisable as they vest in accordance with the terms determined by the Administrator. The term of an Option is subject to the exceptions discussed under "Termination of Employment" below.

     An Statutory Stock Option may be exercised in whole or in part by giving written notice to Edison International. Payment of the exercise price of a Statutory Stock Option must be made in full at the time of exercise in case and/or its equivalent, such as Common Stock, acceptable to Edison International. If payment is made, in whole or part, in shares of Common Stock, the Common Stock will be valued at its fair market value on the exercise date.

     The Plan provides that the option price per share of Common Stock will be at least equal to the fair market value of a share of Common Stock on the date of the grant. The option price is established by the Administrator. There are currently no Statutory Stock Options outstanding under the Plan.

         Tax Considerations

     To the extent that the aggregate fair market value of all shares of Common Stock with respect to which Statutory Stock Options are exercisable for the first time by an individual in any calendar year exceeds $100,000, such Options will not be treated as Statutory Stock Options. This limit does not apply to, or affect the amount of shares subject to, Nonqualified Stock Options that may be granted to an individual.

     A participant will not be treated as receiving taxable income upon the grant of a Statutory Stock Option or upon the exercise of a Statutory Stock Option pursuant to the terms of the Plan. However, any appreciation in Common Stock value since the date of grant will be an item of tax preference at the time of exercise in determining liability for the alternative minimum tax. Provided that Common Stock acquired pursuant to a Statutory Stock Option is not sold or otherwise disposed of within two years from the date of grant of the Statutory Stock Option and is held for at least one year after the date of exercise of the Statutory Stock Option, any gain or loss resulting from such sale or disposition will be treated as long-term capital gain or loss. If Common Stock acquired upon exercise of a Statutory Stock Option is disposed of prior to the expiration of such holding periods, the optionee will realize ordinary income in the year of such disposition in an amount equal to the excess of the fair market value of the Common Stock on the date of exercise over the exercise price. Any gain in excess of such ordinary income amount generally will be taxed at capital gains rates. However, under a special rule, the ordinary income realized upon a disqualifying disposition will not exceed the amount of the optionee's gain upon such disposition.

     Common Stock acquired upon exercise of a Statutory Stock Option following the optionee's death will, under certain circumstances, receive the favorable tax treatment described herein without regard to the one-year or two-year holding period requirements.

     In the event an optionee exercises a Statutory Stock Option using Common Stock acquired by a previous exercise of a Statutory Stock Option, such exchange will be deemed a premature disposition of the Common Stock exchanged unless the Common Stock exchange occurs after the required holding periods.

     Edison International will not be entitled to any tax deduction as a result of the grant or exercise of a Statutory Stock Option, or on a later disposition of the Common Stock received, except that in the event of a disqualifying disposition, Edison International will be entitled to a tax deduction equal to the amount of ordinary income realized by the optionee.

Nonqualified Stock Options

     The Plan authorizes the Administrator to grant Nonqualified Stock Options. A Nonqualified Stock Option is a stock option that does not qualify as a Statutory Stock Option under Section 422 of the Code.

     Nonqualified Stock Options under the Plan will be for a term of not more than 10 years after the date the Option is granted and become exercisable as they vest in accordance with the terms determined by the Administrator. The term of the Option is subject to the exceptions discussed under "Termination of Employment" below.

     A Nonqualified Stock Option may be exercised in whole or in part by giving written notice to Edison International. Payment of the exercise price of an Nonqualified Stock Option must be made in full at the time of exercise in cash and/or its equivalent, such as Common Stock, acceptable to Edison International. If payment is made, in whole or part, in shares of Common Stock, the Common Stock will be valued at its fair market value on the exercise date. To the extent permitted by the terms and conditions of the Award, eligible participants may alternatively exercise a Nonqualified Stock Option and have the gain that would otherwise be realized upon exercise deferred in the form of stock units under the Edison International Option Gain Deferral Program, subject to the terms and conditions of that program. See the discussion below entitled "Award Gain Deferrals".

     The Plan provides that the option price per share of Common Stock will be at least equal to the fair market value of a share of Common Stock on the date of the grant. The option price is established by the Administrator.

         Tax Considerations

     No taxable income will be realized by a participant upon the grant of a Nonqualified Stock Option. Upon exercise of a Nonqualified Stock Option, the optionee will realize ordinary income in an amount equal to the excess of the fair market value of the Common Stock on the date of exercise over the option price, and Edison International then will be entitled to a corresponding tax deduction, provided Edison International deducts and withholds taxes from amounts paid to the optionee. Eligible participants may alternatively exercise a Nonqualified Stock Option and have the gain that would otherwise be realized and taxable upon exercise deferred in the form of stock units under the Edison International Option Gain Deferral Program, subject to the terms and conditions of that program. See the discussion below entitled "Award Gain Deferrals".

     In the case of a participant subject to Section 16(b) of the Exchange Act (see "Restrictions on Resale" below) who exercises a Nonqualified Stock Option within six months of the date of grant, the Common Stock received is generally treated as "restricted property" for purposes of Section 83 of the Code. See "Section 83 Tax Considerations" for further information concerning the tax treatment of restricted property and the rules to be followed in making an election under Section 83(b) of the Code.

     Upon a subsequent disposition of Common Stock acquired through exercise of a Nonqualified Stock Option, the participant will realize short-term or long-term capital gain or loss to the extent of any intervening appreciation or depreciation. However, Edison International will not be entitled to any further tax deduction at that time.

Dividend Equivalents

     The Administrator is authorized to grant Dividend Equivalents under the Plan, at no additional cost to the participant, based on the dividends declared on the Common Stock on ex-dividend dates during the period between the date an Award is granted and the date such award is exercised or paid. Dividend Equivalents will be converted to cash or additional shares of Common Stock by such formula and at such times as may be determined by the Administrator. However, if the written instrument evidencing any Dividend Equivalent award states that the Award will be paid in cash, the Award will be paid only in cash. To the extent permitted by the terms and conditions of the Award, eligible participants may alternatively exercise a Dividend Equivalent and have the gain that would otherwise be realized upon exercise deferred under the Edison International Executive Deferred Compensation Plan, subject to the terms and conditions of that plan. See the discussion below entitled "Award Gain Deferrals".

     Dividend Equivalents will be computed with respect to the number of shares under the Award not issued during the period prior to the ex-dividend date.

         Tax Considerations

     A recipient of a Dividend Equivalent will not realize taxable income at the time of grant, and Edison International will not be entitled to a tax deduction at that time. Instead, the participant will realize ordinary income when the Dividend Equivalent is received.

     If a Dividend Equivalent is payable in Common Stock pursuant to its terms, the provisions of Section 16(b) of the Exchange Act may apply to any Common Stock received (see "Restrictions on Resale" below). All or a portion of the Common Stock received pursuant to a Dividend Equivalent award by a participant subject to Section 16(b) is generally treated as "restricted property" for purposes of Section 83 of the Code. See "Section 83 Tax Considerations" for further information concerning the tax treatment of restricted property and the rules to be followed in making an election under Section 83(b).

     To the extent permitted by the Award terms and conditions, eligible participants may alternatively exercise a dividend equivalent and have the gain that would otherwise be received in cash upon exercise deferred under the Edison International Executive Deferred Compensation Plan, subject to the terms and conditions of that plan. See the discussion below entitled "Award Gain Deferrals".

     Edison International will be entitled to a tax deduction in the same amount as and at the time that the participant recognizes the ordinary income. However, to receive that deduction, Edison International must deduct and withhold taxes from amounts paid to the participant.

     The amount included as ordinary income in the participant's taxable income becomes the participant's tax basis for determining gains or losses on the subsequent disposition of the Common Stock.

Stock Appreciation Rights

     The Administrator may award a Stock Appreciation Right ("SAR") under the Plan in conjunction with any Option granted pursuant to the Plan. SARs may also be granted separate from an Option. An SAR allows the participant to receive a number of shares of Common Stock, or at the election of the Administrator, cash or a combination of cash and shares of Common Stock, based on the increase in the fair market value of the Option shares subject to the SAR or based on the increase in the fair market value of the shares used to measure the SAR. If an SAR is issued in connection with an Option, the exercise of either the Option or the SAR will reduce the shares of Common Stock subject to the remaining SAR or Option.

     An SAR granted in connection with an Option entitles the participant to surrender the Option unexercised, or any portion thereof, in exchange for the number of shares of Common Stock having an aggregate value equal to the excess of the fair market value of one share on the date the SAR is exercised, over the purchase price per share specified in the Option, times the number of shares called for in the Option, or portion thereof, so surrendered. Upon exercise of an SAR issued independently of an Option, the participant will receive payment in the same manner as described for an SAR issued pursuant to an Option, unless Fair Market Value is used or if the Administrator specified another measure to be used.

     SARs may be subject to any conditions as the Administrator may impose not inconsistent with the Plan, including the limitation that an SAR granted pursuant to an Option will be exercisable only to the extent the underlying Option is exercisable.

Tax Considerations

     At the time an SAR is received, the participant will not recognize any taxable income. Likewise, Edison International will not be entitled to a tax deduction for the SAR. Upon the exercise of an SAR, the participant must recognize ordinary income in an amount equal to the cash and the fair market value of the shares received.

     All or a portion of any Common Stock received by participants who are subject to Section 16(b) of the Exchange Act (see "Restrictions on Resale" below) upon exercise of an SAR is generally treated as "restricted property" for purposes of Section 83 of the Code. See "Section 83 Tax Considerations" below for further information concerning the tax treatment of restricted property and the rules to be followed in making an election under Section 83(b).

     Edison International will be entitled to a tax deduction in the same amount as and at the time that the participant recognizes the ordinary income. However, to receive that tax deduction Edison International must deduct and withhold taxes from amounts paid to the participant.

     The amount included as ordinary income in the participant's taxable income becomes the participant's tax basis for determining gains or losses on the subsequent disposition of such Common Stock.

Performance Awards

     The Administrator may approve Performance Awards to eligible participants under the Plan. The Awards may be based on Common Stock performance over a period determined in advance by the Administrator, on hypothetical stock of a Company or any other measures as determined appropriate by the Administrator. At the end of the award period, payment will be made in cash unless replaced by payment in full or in part by Common Stock as determined by the Administrator. To the extent permitted by the Award terms and conditions, eligible participants may alternatively exercise a Performance Award and have the gain that would otherwise be realized upon exercise deferred under the Edison International Executive Deferred Compensation Plan, subject to the terms and conditions of that plan. See the discussion below entitled "Award Gain Deferrals".

     Tax Considerations

     A participant who has been granted a Performance Award will not realize taxable income at the time of grant, and Edison International will not be entitled to a tax deduction at that time. The participant must recognize ordinary income in an amount equal to the cash and the fair market value of the shares at the time of receipt. Regardless of whether a Performance Award is paid in cash or Common Stock, the participant will have ordinary income. The measure of such income will be the amount of cash and the fair market value of the Common Stock at the time the Performance Awards are paid out. To the extent permitted by the Award terms and conditions, eligible participants may alternatively exercise a Performance Award and have the gain that would otherwise be taxed upon exercise deferred under the Edison International
Executive Deferred Compensation Plan, subject to the terms and conditions of that plan. See the discussion below entitled "Award Gain Deferrals".

     In the event all or part of the Performance Award is paid in Common Stock, the provisions of Section 16(b) of the Exchange Act may apply (see "Restrictions on Resale" below). All or a portion of the Common Stock received by a participant who is subject to Section 16(b) is generally treated as "restricted property" for purposes of Section 83 of the Code. See "Section 83 Tax Considerations" for further information concerning the tax treatment of restricted property and the rules to be followed in making an election under
Section 83(b).

     Edison International will be entitled to a tax deduction in the same amount as and at the time that the participant recognizes ordinary income. However, with regard to receipt of Common Stock, to receive that tax deduction, Edison International must deduct and withhold taxes from amounts paid to the participant.

     The amount included as ordinary income in the participant's taxable income with respect to Performance Awards paid in Common Stock becomes the participant's tax basis for determining gains and losses on the subsequent disposition of such Common Stock.

Stock Payment

     The Administrator is authorized under the Plan to structure any award so that it is paid solely in cash, solely in Common Stock, or in a combination of Common Stock and cash. However, if the written instrument evidencing any Award states that the Award will be paid in cash, the Award will be paid only in cash.

Section 83 Tax Considerations

     A recipient of restricted property will recognize ordinary income equal to the fair market value of the Common Stock received pursuant to the Award at the time the restrictions lapse unless the recipient elects to report the fair market value of the Common Stock as ordinary income at the time awarded pursuant to Section 83(b) of the Code. Edison International may deduct the amount of income recognized by the recipient at such time as the recipient recognizes the income, provided Edison International withholds tax on the recipient's recognized income. Common Stock issued to individuals subject to the provisions of Section 16(b) of the Exchange Act will be considered restricted for these purposes and the restrictions of Section 16 will lapse in accordance with such Section.

     Section 83(b) of the Code allows the recipient of restricted property, including a recipient of Common Stock subject solely to the restrictions of
Section 16(b) of the Exchange Act (see "Restrictions on Resale" below), to report the fair market value of the Common Stock as ordinary income at the time of receipt. Such an election is made by filing a written notice with the Internal Revenue Service office with which the recipient files his Federal income tax return. A copy of the election must also be filed with Edison International. The notice must be filed within 30 days of receipt of the Common Stock and must meet certain Internal Revenue Service technical requirements.

     The tax treatment of the disposition of restricted property will depend upon whether the recipient has made an election to include the value of the Common Stock in income when received. If the recipient makes such an election, any disposition thereafter will result in a long-term or short-term capital gain depending upon the period the restricted property is held. If no election is made, the disposition prior to the lapse of the restrictions will result in ordinary income to the recipient equal to the amount received on disposition. Edison International may deduct such amount if it withholds the necessary tax.

                              AWARD GAIN DEFERRALS

     Award gains of some participants may be deferred under the Edison International Award Gain Deferral Program (the "Program"). The Program consists of the Option Gain Deferral Plan (the "OGDP") for deferral of Edison International stock option gains and the Award deferral provisions of the Edison International Executive Deferred Compensation Plan (the "EDCP") for deferral of Award gains payable in cash. The individuals eligible to defer Award gains are those employees who hold qualifying Awards and who are otherwise currently eligible to defer salary or bonus under the EDCP. Retired or terminated employees are not eligible to defer Award gains under the Program.

     A Supplemental Prospectus provides a detailed summary of the Award gain deferral provisions under the Program. Each eligible person is advised to read the Supplemental Prospectus, the OGDP and

EDCP plan documents, the applicable provisions of the Equity Compensation Plan, and the applicable OGDP and EDCP agreements.

     An election to defer Award gains significantly limits the Award exercise flexibility. Elections are irrevocable. Participants electing to defer Award gains incur certain tax and other risks, otherwise not normally associated with the Awards. Eligible Persons are advised to seek such tax and financial counsel as he or she deems appropriate before electing to defer Award gains.

                           ADMINISTRATION OF THE PLAN

     The Administrator has the sole authority for the Plan to determine the type of Awards to be granted, the number of shares of Common Stock to be awarded, the objectives, goals and performance criteria utilized to measure the value of Awards, the form of payment (cash or Common Stock or a combination thereof) payable upon the event or events giving rise to payment of an Award, the vesting schedule of any Award, the term of any Award, and such other terms and conditions as the Administrator may determine. The Administrator will allocate a portion of the total number of Awards authorized to each Company for Key Management Employee Awards. The management of each Company will then have the sole discretion to determine and designate from time-to-time the management employees to whom Awards will be granted, the times at which the Awards will be granted and the amount of the individual Awards. The Administrator will determine the Edison International Executive Officers who are to be granted Awards, the amount of any Award, and the times at which Awards will be granted. The Board will determine the terms and conditions of Director awards. The Administrator will interpret the Plan, determine the terms and provisions of Award agreements and make all determinations necessary or advisable for the administration of the Plan. Actions of the Administrator with respect to the administration of the Plan are taken pursuant to a majority vote or by the unanimous written consent of its members; and all interpretations, determinations and actions by the Administrator are final, conclusive and binding upon all parties. The Administrator may delegate to one or more agents nondiscretionary duties.

                            TERMINATION OF EMPLOYMENT

     The Administrator will provide in the Award terms and conditions the extent to which termination of employment or termination of service as a Director will shorten the period for exercising an Award.

     In the event a holder of an Award ceases to be an employee, the individual must have been a participant for the entire period to which the Award applies in order to be eligible for the full amount of any such Award. Pro-rata awards may be distributed to participants who are discharged or who terminate their employment for reasons other than incompetence, misconduct or fraud, or who retired or became disabled during the incentive period, or who were participants for less than the full incentive period. A pro-rata award may be made to a participant's designated beneficiary in the event of death of a participant during an incentive period prior to an award being made.

     The Administrator may in its sole discretion determine with respect to an Award that any holder who is on a leave of absence for any reason will be considered as still an employee, provided that rights to such Award during an unpaid leave of absence will be limited to the extent to which such right was earned or vested at the commencement of such leave of absence.

     The Administrator may vary the Plan provisions with respect to the impact of employment termination on Awards at the time of grant, or on a case-by-case basis thereafter, as it deems appropriate and in the best interests of Edison International. Among other things, the Administrator may accelerate vesting or extend the exercise periods to as long as the maximum term provided in the original Award agreement.

     Nothing in the Plan or in any instrument executed pursuant to the Plan will confer upon any employee any right to continue in the employ of the Companies or affect any right of the Companies to terminate the employment of any employee at any time with or without cause.

                      AMENDMENT AND TERMINATION OF THE PLAN

     The Board will have the power, in its discretion, to amend, suspend or terminate the Plan at any time it determines it is in the best interests of Edison International to do so, subject to the provisions described above in the third paragraph under "Description of the Plan--Securities Offered Through the Plan." Subject to those provisions, no amendment may be adopted without the approval of the shareholders of Edison International to the extent required by law or the rules of any exchange on which the Common Stock is listed, that would materially increase the number of securities which may be issued under the Plan, the maximum individual award or the duration of the Plan. Unless previously terminated by the Board, no Awards will be issued after December 31, 2007.

     No amendment, suspension or termination of the Plan will, without the consent of the Holder, alter, terminate, impair or adversely affect any right or obligation under any Award previously granted under the Plan. The Administrator may, with the consent of the Holder, make such modifications in the terms and conditions of any Award as it deems advisable or cancel the Award (with or without consideration).

                             RESTRICTIONS ON RESALE

     Participants in the Plan who are deemed to be "affiliates" of Edison International, as that term is defined in the rules and regulations under the Securities Act of 1933 (the "Securities Act"), may not offer or sell the shares of Common Stock they acquire under the Plan unless the offers and sales are made pursuant to an effective registration statement and prospectus under the Securities Act or pursuant to an appropriate exemption from the registration requirements of the Securities Act, such as that provided by Rule 144 thereunder. Participants in the Plan who are subject to Section 16 of the Exchange Act will be required to report to the Securities and Exchange
Commission (the "Commission") on prescribed forms any acquisitions or dispositions of Common Stock and "derivative securities" (as that term is defined in the rules and regulations under the Exchange Act), which may include any Award, and may also be held liable to give up any profits made on any purchases and sales of Common Stock or derivative securities occurring within any six-month period, unless an exemption is determined to be available. Participants are urged to consult with legal counsel regarding the applicability of the Securities Act and the Exchange Act to their particular circumstances, as well as for further information regarding the tax considerations relevant to the Awards.

     No Award and no right under the Plan, contingent or otherwise, will be assignable or subject to any encumbrance, pledge, or charge of any nature or otherwise transferable (meaning, among other things, that such Award or right is exercisable during the Holder's lifetime only by him or her or by his or her guardian or legal representative) except that, under such rules and regulations as may be established pursuant to the terms of the Plan, a beneficiary may be designated with respect to an Award in the event of death of a Holder of the Award, and Awards may be transferred pursuant to a domestic relations order. In addition, the Administrator may, to the extent permitted by applicable law, permit a Holder to assign the rights to exercise Awards to immediate family members or to a trust, limited liability corporation, family limited partnership or other equivalent vehicle for their exclusive benefit, subject to applicable provisions of the Code as specified in the Plan and any other conditions the Administrator may impose.

     No shares of Common Stock will be issued or transferred pursuant to an Award unless and until all then-applicable requirements imposed by federal and state securities and other laws, rules and regulations, by any regulatory agencies having jurisdiction and by any stock exchanges upon which the Common Stock may be listed, have been fully met. As a condition precedent to the issue of shares pursuant to the grant or exercise of an Award, a Holder may be required to take any reasonable action to meet such requirements.

                           OTHER TERMS AND CONDITIONS

     The Plan permits granting Awards that are transferable by the participant during his or her lifetime to the participant's spouse, children or grandchildren, or to a trust or other vehicle established for their benefit. Statutory stock options may be transferred only if permitted at that time under the Code. In addition, notwithstanding the term of an Award, the Compensation and Executive Personnel Committee may approve delayed payment or delivery of cash or shares otherwise payable to a participant under the Plan. No fractional shares will be issued under the Plan. Cash will be paid for any fractional share payable.

                               ADDITIONAL MATTERS

     Edison International has filed with the Commission a registration statement incorporating by reference certain documents, including Edison International's latest annual report and all other reports since the end of the fiscal year covered by such annual report, which have been filed by Edison International pursuant to Sections 13(a) or 15(d) of the Exchange Act. Such annual and other reports are also incorporated by reference in this Prospectus. Such documents, and any other documents required to be delivered by Edison International pursuant to Rule 428(b) under the Securities Act, are available without charge upon written or oral request to Manager of Investor Relations, 2244 Walnut Grove Avenue, P.O. Box 800, Rosemead, California 91770; telephone number (626) 302-2515.

     The summaries herein of the Plan do not purport to be complete, and reference is made to the Plan for a full and complete statement of the terms and provisions thereof.

                                  ATTACHMENT C

                         FORM OF SEU AWARD CERTIFICATE /
                        STATEMENT OF TERMS AND CONDITIONS

                  EDISON INTERNATIONAL EQUITY COMPENSATION PLAN
                     STOCK EQUIVALENT UNIT AWARD CERTIFICATE




     This award is made by Edison International to ________________________________ as of _______________ ___, 2000, pursuant to the Affiliate Option Exchange Offer. Edison International hereby grants to ________________________________, as a matter of separate agreement and not in lieu of salary or any other compensation for services, the right to _____________ Edison International Stock Equivalent Units.

     This award is made subject to the conditions contained in the Edison International Equity Compensation Plan and the Edison International Equity Compensation Plan Stock Equivalent Unit Award Agreement, the terms of which are incorporated herein by reference.



                                           EDISON INTERNATIONAL



                                           ---------------------------------
                                           John H. Kelly, Senior Vice President

                  EDISON INTERNATIONAL EQUITY COMPENSATION PLAN

        Statement of Terms and Conditions of Stock Equivalent Unit Awards
                Granted under the Affiliate Option Exchange Offer

1.       Summary.

         Under the terms of the Exchange Offer Circulars, holders of Affiliate Options of Edison Mission Energy and Edison Capital may elect to exchange their Affiliate Options for cash and Stock Equivalent Units, granted under the Edison International Equity Compensation Plan. Each Stock Equivalent Unit is a non-voting unit of measurement that is deemed for bookkeeping purposes to be equivalent to one outstanding share of Edison International common stock. When a Stock Equivalent Unit becomes payable, the holder of such Stock Equivalent Unit will be paid a cash amount determined with reference to the then fair market value of a share of Edison International common stock. Stock Equivalent Units granted under the Affiliate Option Exchange Offer are subject to the following terms and conditions.

2.       Definitions.

         Whenever the following words or phrases are used in this Statement of Terms and Conditions with the first letter capitalized, they shall have the meanings specified below:

         Account means the account established for each Holder for bookkeeping purposes to which SEUs are credited in accordance with Section 4.

         Administrator means the Administrator of the ECP as determined under
Article 3 of the ECP.

         Affiliate means EIX or any corporation or entity which, along with EIX, is a component member of a "controlled group of corporations" within the meaning of Section 414(b) of the Code.

         Affiliate Option means an Edison Mission Energy or Edison Capital affiliate option performance award granted to an individual pursuant to the terms of the EIX Officer Long-Term Incentive Compensation Plan, the EIX Management Long-Term Incentive Compensation Plan or the ECP.

         Affiliate Option Exchange Offer or Exchange Offer means the offers by EIX, Edison Mission Energy and Edison Capital which expire on August 7, 2000, to exchange all outstanding Affiliate Options for cash and SEUs under the terms and conditions of the Exchange Offer Circulars.

         Beneficiary means the person or persons, or entity, entitled in accordance with Section 10 to receive all or a portion of a Holder's SEU benefits upon the Holder's death.

         Change in Control means any event that triggers a "Distribution Date" as set forth under the Rights Agreement approved by the EIX Board of Directors on November 20, 1996, as amended on September 16, 1999.

         Code means the Internal Revenue Code of 1986, as amended from time to time.

         DCP means the EIX Affiliate Option Deferred Compensation Plan, as amended from time to time.

         DCP Conversion Election means a Holder's written election, filed on a form and in a manner prescribed by the Administrator of the DCP for this purpose, to convert all of the Holder's vested SEUs into a dollar credit to the Holder's DCP Deferral Account in accordance with the terms and conditions of the DCP.

         DCP Deferral Account means the notional account for each participant in the DCP established for recordkeeping purposes to which amounts deferred under the DCP, denominated in cash, and interest thereon, are allocated.

         ECP means the EIX Equity Compensation Plan, as amended from time to time.

         EIX means Edison International or any successor corporation.

         Exchange Date means the date the Affiliate Option Exchange Offer becomes effective and Affiliate Options are exchanged for cash and SEUs.

         Exchange Offer Circular means either the document describing the offer to exchange Edison Mission Energy Affiliate Options, dated July 3, 2000, or the document describing the offer to exchange Edison Capital Affiliate Options, dated July 3, 2000.

         Holder means any individual who has accepted the Affiliate Option Exchange Offer and received a grant of SEUs in accordance with the terms of the Exchange Offer.

         120% 10-Year Rate means an annual interest rate effective for a calendar year equivalent to 120% of the 120-month average annual rate of 10-year U.S. Treasury Notes determined as of October 15 of the preceding year.

         Payment Election means a Holder's written election, on a form prescribed by the Administrator for this purpose, specifying when the Holder wishes to receive payment with respect to the vested SEUs in such Holder's Account.

         Retirement means a Holder's termination of employment with the Affiliate after attainment of age 55 and after completion of at least five years of service with the Affiliate, as determined by the Administrator.

         Scheduled Withdrawal means a distribution of all or a portion of a Holder's vested DCP Account as elected by the Holder in accordance with Section
9.1 of the DCP.

         SEU means a Stock Equivalent Unit granted to an individual as a result of the individual's acceptance of the Affiliate Option Exchange Offer.

         Stock Equivalent Unit means a non-voting unit of measurement that is deemed for bookkeeping purposes to be equivalent to one outstanding share of EIX common stock.

         Total Disability means the permanent and total disability of a Holder as determined by the Benefits Committee of EIX, in its discretion.

3.       Grant.

         The number of SEUs granted to each Holder shall be determined under the terms of the Exchange Offer.

4.       Accounts.

         EIX will maintain an SEU bookkeeping account for each Holder. SEUs granted to a Holder in exchange for Affiliate Options under the terms of the Exchange Offer will be credited to the Holder's Account as of the Exchange Date. Additional SEUs will be credited to a Holder's Account as dividend equivalents in accordance with Section 6. The Administrator may subdivide a Holder's Account into separate sub-accounts to keep track of the portions of the Holder's Account balance that are subject to different vesting schedules.

5.       Vesting and Termination of SEUs.

         (a) General. SEUs granted with respect to Affiliate Options that have become fully vested prior to the Exchange Date shall be vested on the Exchange Date. SEUs granted with respect to any Affiliate Option that has not become fully vested on the Exchange Date shall be vested on the Exchange Date in the same proportion as the underlying Affiliate Option and the remainder of such SEUs shall be subject to the same vesting schedule as the underlying Affiliate Option.

         (b) Certain Terminations of Employment Prior to Full Vesting. If a Holder's employment by the Affiliate terminates on account of the Holder's Retirement, death, or following his or her Total Disability but prior to vesting of all of the Holder's SEUs, the Holder will become vested in an additional portion of the SEUs granted with respect to each Affiliate Option so that the aggregate percentage of such SEUs in which the Holder is vested shall equal X%, where X is obtained by dividing (i) the completed months that have elapsed between the date the underlying Affiliate Option was granted and the date of the termination of the Holder's employment with the Affiliate, by (ii) 48. Unvested SEUs will terminate (without payment and to the extent that they do not become vested in accordance with the preceding provisions of this Section 5(b)) on the date that the Holder's employment by the Affiliate terminates.

         (c) Change in Control. Holders shall be 100% vested in the SEUs credited to their Accounts upon a Change in Control.

         (d) Termination of SEUs Upon Payment or Conversion. An SEU will terminate upon the payment of that SEU, or the conversion of that SEU to a dollar credit to the Holder's account under the DCP, in accordance with the terms hereof, and the Holder shall have no further rights with respect to such SEU.

6.       Dividend Equivalents.

         SEUs shall accrue dividend equivalents as EIX declares dividends on its common stock. The Administrator shall credit dividend equivalents to a Holder's Account in the form of additional SEUs on the ex-dividend date in accordance with the following formula: the number of SEUs granted to a Holder as dividend equivalents will equal (a) the amount of the dividend declared by EIX on a share of its common stock multiplied by the number of SEUs credited to the Holder's Account on the ex-dividend date (before the crediting of additional SEUs as dividend equivalents), divided by (b) the average of the high and low prices of a share of EIX common stock on the New York Stock Exchange on the ex-dividend date. SEUs credited to each Holder as dividend equivalents are subject to the same vesting schedule as the related SEUs credited to the Holder's Account.

7.       Other Adjustments.

         If the outstanding shares of EIX common stock are increased, decreased, or exchanged for a different number or kind of shares or other securities, or if additional shares or new or different shares or other securities are distributed with respect to such shares of EIX common stock or other securities, through merger, consolidation, sale of all or substantially all of the property of EIX, reorganization, recapitalization, reclassification, stock dividend, stock split, reverse stock split or other distribution with respect to such shares of EIX common stock or other securities, the number of SEUs credited to each Holder's Account may be adjusted in accordance with the terms of the ECP.

8.       Payment and Conversion Elections.

         (a) General. Unless a Holder makes a deferral election under the DCP, an SEU Payment Election must be filed with the Administrator, in the manner prescribed by the Administrator, no later than August 7, 2000. A Holder's SEU Payment Election is irrevocable once it is filed. Except as otherwise provided in Sections 10 and 11, if a Holder does not make a valid SEU Payment Election and does not make a deferral election under the DCP, the Holder will receive a payment with respect to his or her vested SEUs as soon as administratively practicable after the third anniversary of the Exchange Date. Payment of the value of each vested SEU shall be made in an amount determined in accordance with Section 9(a).

         (b) Holders Who Are Not DCP Participants. Except as otherwise provided in Section 10 and 11, each Holder who is ineligible to participate in the DCP, or who elects not to defer payment of his or her SEUs under the DCP, may elect to receive payment of the value of his or her SEUs as soon as administratively practicable after: (i) the third anniversary of the Exchange Date, or (ii) the first anniversary of the Exchange Date with respect to the SEUs that are vested as of such date and the scheduled vesting date with respect to the remaining SEUs. Payment of the value of each vested SEU shall be made in an amount determined in accordance with Section 9(a).

        (c) Holders Who Are DCP Participants and Who Elect to Defer Payment of Their SEUs.


                  (i) General. A Holder who elects to defer payment of his or her SEUs under the DCP will receive payment of his or her DCP Deferral Accounts (including the amounts credited thereto in respect of his or her SEUs) in the manner specified in his or her DCP Participation Election and/or under the terms of the DCP.

                  (ii) Conversion Elections. A Holder who elects to defer the payment of his or her SEUs may file a DCP Conversion Election, to convert all of the vested SEUs then credited to his or her Account into their monetary equivalent as a credit to the Holder's DCP Deferral Account. Such an election may be made at any time (A) after the first anniversary of the Exchange Date, and (B) before the earlier of the third anniversary of the Exchange Date or the date the Holder terminates employment with the Affiliate. In such event, the dollar amount to be credited to the Holder's DCP Deferral Account in respect of each converted SEU shall be determined in accordance with Section 9(c). A Holder may make additional elections under this Section 8(c)(ii) as additional SEUs become vested.

                  (iii) Automatic Conversions Upon Termination of Employment Prior to Third Anniversary. In the event that a Holder's employment with the Affiliate terminates prior to the third anniversary of the Exchange Date, all of the vested SEUs remaining credited to such Holder's Account shall automatically convert into their monetary equivalent as a credit to the Holder's DCP Deferral Account as of the later of the first anniversary of the Exchange Date or the date the Holder's employment with the Affiliate terminates. The dollar amount to be credited to the Holder's DCP Deferral Account in respect of each converted SEU shall be determined in accordance with Section 9(d).

                  (iv) Automatic Conversions Upon Third Anniversary. Any vested SEUs remaining credited to a Holder's Account as of the third anniversary of the Exchange Date shall automatically convert into their monetary equivalent as a credit to such Holder's DCP Deferral Account as of that date. The dollar amount to be credited to the Holder's DCP Deferral Account in respect of each converted SEU shall be determined in accordance with Section 9(e).

                  (v) DCP Scheduled Withdrawal Conversions. If a Holder elects both a Scheduled Withdrawal under the DCP and the deferral of his or her SEU payments, and at the time such DCP Scheduled Withdrawal payment is to be made, the Holder's vested balance in his or her DCP Deferral Account is not sufficient to satisfy the entire amount of the Scheduled Withdrawal that the Holder elected, then any vested SEUs then credited to the Holder's Account shall automatically be converted into their monetary equivalent as a credit to the Holder's DCP Deferral Account to the extent necessary to allow the Affiliate to pay the amount that the Holder elected to receive as a Scheduled Withdrawal. In such event, the dollar amount to be credited to the Holder's DCP Deferral Account in respect of each converted SEU shall be determined in accordance with
         Section 9(f).

9.       Valuation.

         Each SEU represents the right to receive a payment determined with respect to the fair market value of a share of EIX common stock on or about the date of payment. A Holder's benefit with respect to each SEU credited to his or her Account shall be calculated in accordance with clause (a), (b), (c), (d),
(e) or (f) below, as applicable.

         (a) Fixed or Vesting Date Payment. If the SEU payment is triggered by a fixed payment date or a vesting date (that is, the first or third anniversary of the Exchange Date or the scheduled vesting date of the underlying Affiliate Option), the payment amount with respect to such SEU will equal (i) the sum of the daily average of the high and low trading prices of a share of EIX common stock on the New York Stock Exchange for each of the 20 trading days preceding the payment trigger date, divided by (ii) 20.

         (b) Termination of Employment Payment. If the SEU payment is triggered by the termination of the Holder's employment pursuant to Section 10 after the first anniversary of the Exchange Date, the payment amount with respect to such SEU will equal the average of the high and low prices of a share of EIX common stock on the New York Stock Exchange on the date of such termination, or if that day is not a trading day, the immediately preceding trading day. If the SEU payment is triggered by the termination of the Holder's employment pursuant to
Section 10 prior to the first anniversary of the Exchange Date, the payment amount shall be determined as of the first anniversary of the Exchange Date as described in Section 9(a).

         (c) DCP Deferral - Elective Conversion. If the SEU conversion is triggered by the Holder's DCP Conversion Election pursuant to Section 8(c)(ii), then the conversion amount with respect to that SEU will equal the closing price of a share of EIX common stock on the New York Stock Exchange on the date that the Affiliate receives the Holder's DCP Conversion Election or, if that day is not a trading day, the immediately preceding trading day.

         (d) DCP Deferral - Automatic Conversion Upon Termination of Employment. If the SEU conversion is triggered by the termination of the Holder's employment on or after the first anniversary of the Exchange Date but before the third anniversary of the Exchange Date, then the conversion amount with respect to that SEU will equal the closing price of a share of EIX common stock on the New York Stock Exchange on the date the Holder's employment terminates. If the SEU conversion is triggered by the termination of Holder's employment pursuant to Section 10 prior to the first anniversary of the Exchange Date, the conversion amount with respect to that SEU will equal (i) the sum of the daily average of the high and low trading prices of a share of EIX common stock on the New York Stock Exchange for each of the 20 trading days preceding the first anniversary of the Exchange Date, divided by (ii) 20.

         (e) DCP Deferral - Automatic Conversion on the Third Anniversary of the Exchange Date. If the SEU conversion is triggered by the third anniversary of the Exchange Date, the conversion amount with respect to that SEU will equal the
(i) the sum of the daily average of the high and low trading prices of a share of EIX common stock on the New York Stock Exchange for each of the 20 trading days preceding the conversion trigger date, divided by (ii) 20.

         (f) DCP Deferral - Automatic Conversion Pursuant to a Scheduled Withdrawal. If the SEU conversion is triggered by the Holder's DCP Scheduled Withdrawal election pursuant to Section 8(c)(iv), then the conversion amount with respect to that SEU will equal the closing price of a share of EIX common stock on the New York Stock Exchange on the last trading day before the Scheduled Withdrawal date.

10.      Payment upon Termination; Beneficiaries.

         (a) Payment. Upon the termination of employment for any reason, including death or following a Total Disability, of a Holder who was ineligible to participate in the DCP or who elected not to defer payment of his or her SEUs under the DCP, the vested SEUs credited to the Holder's Account will become payable to the Holder or, in the case of death, the Holder's Beneficiary. Payment of each vested SEU will be made in a single lump sum as soon as administratively practicable after the later of the first anniversary of the Exchange Date or the Holder's termination of employment in an amount determined under Section 9(a) or (b), as applicable.

         (b) Beneficiaries. Each Holder will have the right, at any time, to designate any person or persons as Beneficiaries (both primary and contingent) to whom payment with respect to the SEUs credited to such Holder's Account will be made in the event of the Holder's death. The Beneficiary designation will be effective when it is received in writing by the Administrator during the Holder's lifetime on a form prescribed by the Administrator.

         The receipt of a new valid Beneficiary designation by the Administrator will cancel all prior Beneficiary designations. Any finalized divorce or marriage of a Holder subsequent to the date of a Beneficiary designation will revoke such designation, unless in the case of divorce the previous spouse was not designated as Beneficiary, and unless in the case of marriage the Holder's new spouse previously was designated as Beneficiary. The spouse of a married Holder must consent in writing to any designation of a Beneficiary other than the spouse.

         If a Holder fails to validly designate a Beneficiary as provided above, or if the Beneficiary designation is revoked by marriage, divorce, or otherwise without execution of a new designation, or if every person designated as Beneficiary predeceases the Holder or dies prior to the complete distribution of the Holder's SEU benefits, then the Administrator will direct the payment of the Holder's remaining benefits to the Holder's surviving spouse, or if there is no surviving spouse, to the Holder's estate. If a Beneficiary dies after commencement of payment of the Holder's benefits to such Beneficiary, a lump sum of any remaining payments will be paid to such Beneficiary's beneficiary, if one has been designated, or to such Beneficiary's estate.

11.      Deferral of Payment.

         If the ECP Administrator determines that EIX's ability to take a tax deduction for payments made with respect to one or more SEUs is, or reasonably could be, limited by Code Section 162(m), EIX may elect to defer such payment(s) until a year in which the ECP Administrator determines that EIX's tax deduction for such payment(s) is not, or is reasonably not expected to be, limited by Code
Section 162(m). During any such period of deferral, unpaid SEUs will continue to earn dividend equivalents and be subject to changes in the fair market value of EIX common stock until they are paid; provided, however, that as of the third anniversary of the Exchange Date, any such deferred SEUs shall be converted into their monetary equivalent using the valuation method described in Section 9(a) and such monetary amount shall earn interest at an annual rate equal to the 120% 10-Year Rate, as in effect from time to time, until paid.

12.      Transfer.

         SEU awards may not be alienated, assigned, transferred, pledged or hypothecated by the Holder to any person or entity at any time in any manner whatsoever. During the lifetime of the Holder, SEU awards may only be exercised by the Holder. Notwithstanding the foregoing, upon the divorce of a Holder, SEU awards may be transferred to the Holder's former spouse pursuant to a domestic relations order issued by a court of competent jurisdiction.

13.      Shareholder Rights.

         Holders have no rights as shareholders of EIX with respect to the SEUs credited to their Accounts or this Statement of Terms and Conditions, including, but not limited to: (a) voting rights, (b) dividend rights (other than dividend equivalent rights set forth in Section 6), (c) the right to participate in or affect the management, control or fundamental changes in the business or existence of EIX, and (d) the right to participate in or affect the issuance of additional securities by EIX.

14.      Claims Procedure.

         (a) Initial Claim. If a Holder believes that he or she is being denied an SEU benefit to which he or she is entitled, such Holder should file a written request with the Administrator setting forth the basis of his or her claim. The Administrator will notify the Holder in writing of its decision with respect to such Holder's claim, within 90 days after the claim is received by the

Administrator. If the claim is denied, the Administrator's notice will set forth: (i) the specific reasons for the denial, (ii) a specific reference to the provisions of the ECP or this Statement of Terms and Conditions on which the denial is based, (iii) a description of any additional information or material necessary for the Holder to perfect his or her claim and a description of why it is needed, and (iv) an explanation of the claims review procedures set forth in this Statement of Terms and Conditions and other appropriate information as to the steps to be taken if the Holder wishes to have the claim denial reviewed. If the Administrator determines that there are special circumstances requiring additional time to make a decision, the Administrator will notify the Holder of the special circumstances and the date by which a decision is expected to be made, and may extend the time for up to an additional 90-day period.

         (b) Review of Claim Denial. If a Holder's claim for SEU benefits is denied or if the Holder believes that he or she is entitled to greater or different SEU benefits, the Holder will have the opportunity to have the claim denial reviewed by the Administrator by filing a petition for review with the Administrator within 60 days after receipt of the claim denial notice issued by the Administrator. Said petition will state the specific reasons which the Holder believes entitle him or her to SEU benefits or to greater or different SEU benefits. Within 60 days after receipt by the Administrator of the petition, the Administrator will afford the Holder (and counsel, if any) an opportunity to present his or her position to the Administrator orally or in writing, and the Holder (or counsel) will have the right to review any pertinent documents. The Administrator will notify the Holder of its decision in writing within the 60-day period, stating specifically the basis for its decision, written in a manner calculated to be understood by the Holder and the specific provisions of the ECP or this Statement of Terms and Conditions on which the decision is based. If, because of special circumstances, the 60-day period is insufficient, the decision may be deferred for up to another 60-day period at the election of the Administrator and notice of this deferral will be given to the Holder. In the event of the death of the Holder, the same procedures will apply to the Holder's Beneficiaries.

15.      Dispute Arbitration.

         If a Holder or Beneficiary is dissatisfied with the Administrator's decision on review, the matter shall be resolved through final and binding arbitration in Los Angeles, California, pursuant to California Civil Procedure Code Sections 1282-1284.2 (excluding Sections 1283 and 1283.05). The arbitration shall be before a single neutral arbitrator mutually agreed upon by the parties. In the event that the parties are unable to agree upon an arbitrator, the arbitrator shall be selected pursuant to California Civil Procedure Code Section 1281.6. If a Holder or Beneficiary does not submit a request for arbitration within 30 days of receipt of the Administrator's written decision on review, the Holder or Beneficiary will be bound by the Administrator's determination on review and may not thereafter be entitled to a review of the Administrator's determination by an arbitrator or a court.

16.      Employment Rights.

         Nothing in the award certificate or this Statement of Terms and Conditions, nor the existence of SEUs credited to a Holder's Account, shall confer upon any Holder any right to continue in the employ of the Affiliate, constitute any contract or agreement of employment or affect any Holder's status as an employee at will, nor shall interfere in any way with the right of the Affiliate to change any Holder's compensation or other benefits, or to terminate any Holder's employment with or without cause. Nothing in this Section 16, however, is intended to adversely affect any express independent right of such person under a separate employment contract.

         Amounts payable in respect of the SEUs will be payable from the general assets of EIX and no special or separate reserve, fund or deposit will be made to assure payment of such amounts. No Holder, Beneficiary or other person will have any right, title or interest in any fund or in any specific asset of EIX by reason of any SEU or this Statement of Terms and Conditions. Neither the provisions of this Statement of Terms and Conditions (or of any related documents), nor the creation or adoption of the ECP, nor any action taken pursuant to the provisions of the ECP or this Statement of Terms and Conditions will create, or be construed to create, a trust of any kind or a fiduciary relationship between the Affiliate and any Holder, Beneficiary or other person. To the extent that a Holder, Beneficiary or other person acquires a right to receive payment pursuant to any SEU, such right will be no greater than the right of any unsecured general creditor of EIX.

17.      Tax Withholding.

         The Administrator may reduce the amount of any payments under this Statement of Terms and Conditions by the amount of any federal, state or local income tax withholding requirements and Social Security, Medicare or other employee tax requirements applicable to the payment. To the extent the Administrator can not or does not satisfy such withholding obligations in that manner, Holders and Beneficiaries will make appropriate arrangements, as a condition to receipt of the payment, with the Administrator for satisfaction of any such withholding obligation.

18.      Continued Service.

         The vesting schedule applicable to unvested SEUs requires continued service through each applicable vesting date as a condition to the vesting of the applicable installment of the SEUs and the rights and benefits under this Statement of Terms and Conditions. Partial service, even if substantial, during any vesting period will not entitle a Holder to any proportionate vesting or avoid or mitigate a termination of rights and benefits upon or following a termination of employment as provided in Section 5, except as otherwise expressly provided in Section 5(b) or 5(c).

19.      Captions.

         The captions of the sections of this Statement of Terms and Conditions are for convenience only and will not control or affect the meaning or construction of any of its provisions.

20.      Validity.

         If any provision of this Statement of Terms and Conditions is held invalid, void or unenforceable, the same will not affect, in any respect whatsoever, the validity of any other provisions of this Statement of Terms and Conditions.

21.      Applicable Law.

         The terms and conditions of the SEUs will be governed and construed in accordance with the laws of California.

22.      Expenses.

         Expenses and fees incurred in connection with administering SEU awards shall be paid by EIX. The Administrator is authorized to employ such legal counsel and consultants as it may deem advisable to assist in the performance of its administrative duties.

23.      Notice.

         Any notice or filing required or permitted to be given to EIX will be sufficient if made in writing and hand-delivered, or sent by first class mail to the following address:

         Corporate Secretary, Edison International
         2244 Walnut Grove Avenue, P.O. Box 800
         Rosemead, CA 91170

         The notice will be deemed given as of the date of delivery, or, if delivery is made by mail, as of the date shown on the postmark.

24.      Coordination with the ECP.

         All SEUs are granted under, and are subject to the terms of, the ECP. Accordingly, at the discretion of the ECP Administrator, any issues related to SEUs that are not addressed in this Statement of Terms and Conditions, shall be resolved by reference to the documents and/or rules governing the ECP, including, but not limited to, the amendment, termination and administrative provisions of the ECP which are incorporated by reference herein. The ECP shall control in the event of any conflict between the ECP and this Statement of Terms and Conditions.

25.      Amendment.

         This Statement of Terms and Conditions may be amended in accordance with the terms of the ECP. Any such amendment must be in writing and signed by EIX. The terms and conditions of SEUs may not be restricted or limited by any amendment of this Statement of Terms and Conditions or the ECP without the Holder's consent. EIX may, however, unilaterally waive any provision hereof in writing to the extent such waiver does not adversely affect the interests of any Holder hereunder, but no such waiver shall operate as or be construed to be a subsequent waiver of the same provision or a waiver of any other provision hereof.


John H. Kelly
---------------------------------
John H. Kelly, Senior Vice President





                              EDISON INTERNATIONAL
                                 EDISON CAPITAL
                                Offer to Exchange
                         Cash and Stock Equivalent Units
                            For Affiliate Options of
                                 EDISON CAPITAL

                  SUMMARY OF DEFERRED COMPENSATION ALTERNATIVES


         Edison International ("EIX") and Edison Capital ("EC") are offering (the "Exchange Offer") to exchange (the "Exchange") cash and stock equivalent units related to shares of EIX common stock for options held by current and former employees with respect to "phantom" units of EC. The terms of the Exchange are set forth in the accompanying Exchange Offer Circular (the "Circular").

         Certain persons who accept the Exchange Offer may elect to defer, under the Edison International Affiliate Option Deferred Compensation Plan (the "DCP"), payment of all or a portion of the consideration that they are otherwise entitled to receive in the Exchange. This Summary of Deferred Compensation Alternatives ("DCP Summary") describes the DCP and the terms under which payment of the Exchange consideration may be deferred under the DCP.

         For details of the Exchange Offer, see the Circular. This DCP Summary should be read in conjunction with the Circular. Capitalized terms used in this DCP Summary have the meanings given to them herein or, if not defined herein, in the Circular.

                  The Date of this DCP Summary is July 3, 2000.

                                TABLE OF CONTENTS



                                                                        Page
                                                                        ----
Introduction                                                               1

Risk Factors                                                               3

Questions and Answers about the DCP                                        5

    Participation - General Provisions                                     5

    Converting Your SEUs                                                  14

    Distributions                                                         17

    Payment Security - Rights of Participants                             23

    Plan Administration                                                   24

    Federal Income Tax and Social Security Considerations                 26

    Effect on Retirement Plan Benefits                                    32

    Section 16 Consequences                                               32

Additional Information                                                    34

Attachments:

    A.  Deferred Compensation Plan Document                              A-1

Other Enclosures:

    A. A Deferral Election Form is included with this DCP Summary.

                                  INTRODUCTION

     The DCP is a new deferred compensation plan that was adopted by EIX, EC, and Edison Mission Energy ("EME") to give certain eligible persons flexibility to elect a deferred payment of the consideration otherwise payable in the Exchange. Participation in the DCP is entirely voluntary.

     The information presented in this DCP Summary is qualified in its entirety by the terms of the DCP. A copy of the DCP document is attached as Attachment A to this DCP Summary. The DCP document controls if any discrepancy exists between the information presented in this DCP Summary and the terms of the DCP document.

     Deferrals. If you accept the Exchange Offer and you are eligible to participate in the DCP, you may elect (1) to defer all or a portion of the cash component of the Exchange Price otherwise payable to you, and/or (2) to defer the payment date of your SEUs (if you are granted SEUs in accordance with the terms of the Exchange). Eligibility for the DCP is described in the response to Question 1 below. If you are eligible and want to elect a deferral, your deferral election must be made on the Deferral Election Form included with this DCP Summary and returned to EC with your Election Form (the form that you must use to accept the Exchange Offer).

     Cash Portion of the Exchange Price. If you elect to defer all or a portion of the cash component of the Exchange Price, the deferred amount will be credited under the DCP and paid as described in this DCP Summary (rather than being paid as described in the Circular).

     SEUs. As described in the Circular, the value of your SEUs generally will become payable on the first or third anniversary of the Exchange Date, whichever you elect. However, if you elect to defer the payment date of your SEUs, your SEUs will remain outstanding until they are "converted" under the DCP. (See the responses to Questions 17 and 18 below.) Once your SEUs are converted, the value of the SEUs will no longer be subject to changes in the value of EIX common stock but will be credited as a fixed dollar amount and earn interest under the DCP. If you elect to defer the payment date of your SEUs:

     (1) you generally may elect to convert your vested SEUs (unvested SEUs may not be converted until they vest) to a fixed dollar credit under the DCP at any time between the first and third anniversaries of the Exchange Date; and

     (2) any of your outstanding vested SEUs will automatically be converted to a fixed dollar credit under the DCP on the earlier of (a) the third anniversary of the Exchange Date, or (b) the later of the first anniversary of the Exchange Date or the day after the termination of your employment with the Company.

Thus, your SEUs may not be converted until they are vested and they may not be converted before the first anniversary of the Exchange Date. In no case, however, will your SEUs remain outstanding (not converted) after the third anniversary of the Exchange Date. The value of your converted SEUs, represented by a dollar credit under the DCP, will be paid in accordance with your DCP payment election(s). You may not elect a conversion of your SEUs if you do not elect to defer the payment of your SEUs.

     Interest. Deferred cash amounts generally will earn interest at the 120% 10-Year Rate described in the Circular. The value underlying deferred SEUs will be subject to changes in the value of EIX common stock until the SEUs are converted to a dollar amount under the DCP (at which time they will begin to earn interest at the 120% 10-Year Rate).

     Vesting. The unvested portion of your Exchange Price, if deferred, will be subject to the same vesting schedule applicable to the Exchange Price, as described in the Circular, and will not be paid before the applicable vesting date.

     Payment. Deferred amounts generally will be paid as soon as administratively practicable following the termination of your employment with the Company. Payment will be made in a lump-sum or, if you elect on your Deferral Election Form, installments. You also may elect an in-service distribution on your Deferral Election Form (see the response to Question 23 below). Later, you will be able to request an Unscheduled Withdrawal (see the response to Question 26 below) or a distribution on account of a Severe Financial Hardship (see the response to Question 27 below). Note, however, that your distribution will not be made before January 2, 2002, even if your employment with the Company terminates prior to that date.

     Risk Factors. In deciding whether you want to make a deferral election, be sure to bear in mind the deferral risk factors described below under "Risk Factors," in addition to the risk factors described in the Circular.

                                  RISK FACTORS

     A deferral of compensation in accordance with the DCP involves a number of risks that you should carefully consider. Also read the "Risk Factors" section of the Circular.

     Solvency of EC and EIX. Your rights to any portion of the Exchange Price that you may elect to defer under the DCP are only those of a general unsecured creditor of EC and EIX (EIX has guaranteed EC's obligations under the DCP). The payment of any portion of the Exchange Price that you may elect to defer under the DCP is subject to those entities' continued solvency.

     Opportunity Cost. In electing to defer receipt of all or a portion of the Exchange Price, you should consider the "opportunity cost" of the deferral afforded by the DCP. That is, you should consider whether the anticipated benefits of the deferral will be greater than the benefits that you could achieve by accepting the Exchange Offer but not electing any deferred payments, paying income taxes as payments are made to you, and investing the consideration you receive in the Exchange in alternative investments.

     For example, there is a significant differential between ordinary and capital gain tax rates. If you accept the Exchange Offer and are eligible to make a DCP deferral election, you must weigh the opportunity costs and benefits, in your own specific case, between the following two alternatives: (1) making a deferral election and deferring payment of all or a portion of your Exchange Price (and deferring payment of taxes) beyond the date(s) such amounts otherwise would have been paid; or (2) electing no deferrals, paying income tax when payment of the Exchange Price is made, foregoing interest on deferrals under the DCP, and investing after-tax amounts not deferred in capital investments (any gain on which may be eligible for capital gain tax rates when the assets are eventually sold or otherwise disposed of). Intervening legislation could reduce or remove the capital gain tax rate advantage.

     Earnings-Related Risk. Your deferrals that are credited in cash to your account under the DCP (your "Deferral Account") will earn interest as described in this DCP Summary. The interest rates for each year under the DCP are fixed as of October 15 of the preceding year. You must therefore weigh the opportunity costs and benefits, in your own specific case, between the following two alternatives: (1) deferring income (and deferring payment of taxes) under the DCP and having earnings credited on your Deferral Account at an annually fixed rate; or (2) accepting the Exchange Offer but not electing any deferrals and investing the net after-tax proceeds in alternative investments, which could produce a rate of return that is greater than or lesser than the interest rate applicable to your Deferral Account.

     The interest rates under the DCP are calculated based on a 10-year average rate. Thus, market interest rates will fluctuate to a greater degree than the interest rates under the DCP.

     Stock-Related Risks. The economic effect of SEUs is similar to an investment in EIX common stock. However, unlike a shareholder, you cannot sell or pledge your SEUs and your SEUs do not carry any voting or other shareholder rights. SEUs are non-transferable and illiquid and thus their "value" is at full market risk until they are converted to a dollar credit to your Deferral Account. You may lose value to the extent of any decline in the fair market value of the EIX common stock or its failure to increase at a rate commensurate with lost opportunities. Neither appreciation nor return on your SEUs can be assured.

     Tax Risk. Based on the advice of its tax counsel, EC believes that your deferrals will have the income tax consequences described in the responses to Questions 39 through 44 below. If you are subject to U.S. tax law and the Internal Revenue Service (the "IRS") successfully challenged your deferrals, your vested deferrals would likely be taxed to you in 2001 (the year that they would have otherwise been paid without a deferral), and your unvested deferrals (and earnings thereon) would likely be taxed to you in the year that they become vested, at ordinary income tax rates. You would have to pay interest on the unpaid taxes. However, management is not aware of any successful challenges by the IRS in circumstances similar to the Exchange Offer.

     You should also read the responses to Questions 45 and 46 below for information with respect to foreign and local tax matters and risks related to changes in applicable law. The Company cannot assure you of any particular domestic or foreign tax consequences, and does not make any such assurances.

                              QUESTIONS AND ANSWERS
                                  ABOUT THE DCP

Participation - General Provisions

1.   Who is eligible for the DCP?

     You are eligible to participate in the DCP if you accept the Exchange Offer and if you satisfy each of the other eligibility requirements described in this section.

     ERISA Test. The Company must limit participation in the DCP because of applicable requirements under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). Your Individualized Statement will indicate if EC and EIX have determined that you are not eligible to participate in the DCP because of the ERISA limitation.

     If your Individualized Statement does not indicate that your DCP participation is limited, and if you were given a copy of this DCP Summary with your copy of the Circular, EC and EIX have determined that your participation in the DCP will not be precluded because of ERISA. However, you also must satisfy certain securities law and employment requirements, described below, if you want to participate in the DCP.

     Securities Law Test. If you want to make a deferral election, you must:

     (1) have individual income in excess of $200,000 in each of the two most recent years, or joint income with your spouse in excess of $300,000 in each of the two most recent years, and reasonably expect to reach the same level this year, or

     (2) have an individual net worth or a joint net worth with your spouse in excess of $1,000,000.

     This eligibility requirement is imposed because of applicable securities laws. EC's and EIX's determination of whether you are eligible to participate in the DCP is based solely on the ERISA test described above. Even if EC and EIX determine that you are eligible under the ERISA test and give you a copy of this DCP Summary, the Company has not made any determination of whether you satisfy the securities law requirement for eligibility described above. Thus, even if EC and EIX determine that you are eligible, you must attest when you elect a deferral to the fact that you satisfy one of the above income or net worth requirements; otherwise, your deferral election will not be effective.

     The term "income" for this purpose means the sum of: (1) your (or, with respect to the joint income test, your and your spouse's) total gross wages and bonuses actually paid by the Company or another employer, (2) interest (whether taxable or non-taxable) and dividends that you receive, (3) gains or other income realized from your investments (unrealized appreciation in the value of your assets does not count as income for this purpose), and (4) similar amounts of income actually paid to you or realized by you. "Income" is determined before taking into account taxes, deductions that may reduce your income for tax purposes, and other expenses. Your contributions to a 401(k) retirement plan or compensation deferrals to a nonqualified deferred compensation do not reduce your gross "income" for this purpose. The term "net worth" for this purpose means the total current value of your assets (such as your house, cars, and investments) less the amount of your debt (such as your mortgage and other loans). For purposes of determining your "net worth" in this case, you may include the value of your Affiliate Options.

     Employment Requirement. Any deferral election that you may make will not be effective if you are not employed by the Company on the Exchange Date (unless the termination is due to your Retirement or following your Total Disability). If you are not employed by the Company on the Exchange Date, but the termination of your employment was or is due to your Retirement or following your Total Disability, you may elect a deferral.

     For purposes of the DCP, "Retirement" generally means that you terminate employment with the Company at age 55 or later with at least five years of service to the Company. For purposes of the DCP, EIX's Benefits Committee will determine whether you are "Totally Disabled" in its discretion. These definitions are the same as those set forth in the Circular.

2.   Must I participate in the DCP?

     No. You are not required to elect a deferral and participation is completely voluntary. The EC, EIX and EME Boards of Directors, and the Company, do not make any recommendation as to whether you should elect a deferral.

3.   What is the benefit of a deferral?

     The benefits of a deferral are that (1) you are guaranteed that your Deferral Account balance will earn interest at the 120% 10-Year Rate, and
     (2) your deferred amounts (including interest credited thereon) will not be subject to income tax until they are paid to you. (The tax consequences of the Exchange and of electing a deferral are described in more detail in the "Federal Income Tax and Social Security Considerations" section of the Circular and below in this DCP Summary.)

     The potential benefit of deferring your taxes is illustrated by the following chart, which shows that an assumed 8% pre-tax annual return under the DCP for a 10-year deferral period is better than a 10% annual return taxed at the end of the same 10-year period at capital gain tax rates. Specifically, the chart compares your after-tax benefits of (1) deferring $100,000 under the DCP, which will earn interest, compounded annually, at the 120% 10-Year Rate (currently 8%), and (2) receiving a payment of that amount, plus interest, on March 13, 2001 and investing the net after-tax amount in a capital investment the annual rate of appreciation of which is assumed to be 10% compounded annually. The following tax assumptions are also made: (1) the combined federal and state ordinary income tax rate is 48%, (2) the combined federal and state capital gain tax rate is 29%, (3) the Social Security wage base has been reached each year (see the response to Question 40 below), and (4) the Medicare tax rate is 1.45%.

------------------------------------------- ---------------------------- ----------------------
                                                  With a Deferral        Without a Deferral
------------------------------------------- ---------------------------- ----------------------

Original Amount                             $100,000                     $100,000
=========================================== ============================ ======================
Original Amount Plus Approximate Interest
Through March 13, 2001 (120% 10-Year Rate
for Deferred Amounts, 6.3% for Amounts
Not Deferred)                               $104,829                     $103,794
------------------------------------------- ---------------------------- ----------------------
Less: Employment Taxes on December 31,
2000 (including the gross-up distribution
described in the response to Question 40
below)                                      $2,267                       $0
------------------------------------------- ---------------------------- ----------------------
Less: Employment Taxes on March 13, 2001    $0                           $1,505
------------------------------------------- ---------------------------- ----------------------
Less: Income Taxes                          $0                           $49,821
=========================================== ============================ ======================
Net Amount on March 13, 2001                $102,562                     $52,468
------------------------------------------- ---------------------------- ----------------------
Interest/Appreciation For Ten Years
(Interest at 8% Per Year, Appreciation at
10% Per Year)                               $118,862                     $83,620
=========================================== ============================ ======================
Amount After Ten Years                      $221,424                     $136,088
------------------------------------------- ---------------------------- ----------------------
Less: Employment Taxes                      $0                           $0
------------------------------------------- ---------------------------- ----------------------
Less: Income Taxes                          $106,284                     $0
------------------------------------------- ---------------------------- ----------------------
Less: Capital Gain Taxes                    $0                           $24,250
=========================================== ============================ ======================
Net Amount After Ten Years                  $115,140                     $111,838
=========================================== ============================ ======================

     In determining whether you want to elect a deferral, you also must take into consideration the tax rates that will apply in your situation, whether tax and interest rates will change in the future, the actual rate of return that you expect to achieve by not electing a deferral and investing in a capital investment (relative to your desired level of risk), whether you would hold a capital investment for the entire ten-year period (you would trigger tax earlier if you did not hold the asset for the entire ten-year period), whether the capital investment would pay dividends or other taxable annual returns, how long you expect your period of deferral to be, and the other factors described above under "Risk Factors."

4.   How and when do I elect a deferral?

     If you are eligible (see the response to Question 1 above) and want to elect a deferral, you must: (1) sign and date the Deferral Election Form included with this DCP Summary; (2) indicate your deferral elections on your Deferral Election Form; and (3) return your Deferral Election Form to EC with and at the same time that you return your Election Form to accept the Exchange Offer.

     If the Deferral Election Form is signed by trustees, executors, administrators, guardians, attorneys-in-fact or others acting in a fiduciary or representative capacity, such persons should so indicate when signing, and unless waived by EC, submit evidence satisfactory to EC of their authority to act in this capacity. Your elections on your Deferral Election Form are irrevocable by you once your Deferral Election Form is filed.

     You cannot elect a deferral under the DCP if you do not accept the Exchange Offer. If you elect a deferral but the Exchange is not completed, your Deferral Election Form will be void.

5.   What deferral elections can I make?

     If you are eligible, you may make two deferral elections; one for the cash component of the Exchange Price otherwise payable to you, and one for the portion of the Exchange Price payable to you in the form of SEUs.

     Cash Portion of the Exchange Price. With respect to the cash portion of the Exchange Price, you may elect:

     (1) no deferrals (in which case the cash portion of the Exchange Price will be paid to you as described in the Circular),

     (2) that the entire cash portion of the Exchange Price be credited under and paid in accordance with the DCP (a 100% deferral), or

     (3) that the cash portion of the Exchange Price that exceeds a specified dollar amount be credited under and paid in accordance with the DCP.

     If you elect alternative (3) above, the dollar amount that you specify (and interest thereon) will be paid to you on March 13, 2001. However, if the cash portion of the Exchange Price otherwise payable to you on March 13, 2001 does not equal or exceed the dollar amount that you specify, you will receive only the amount available at that time. The balance will be paid to you from any cash portion of the Exchange Price that becomes payable in January of 2002 or 2003 to the extent necessary to equal the dollar amount that you specify. Amounts in excess of what you specify will be credited under and paid in accordance with the DCP. If you are granted SEUs, any portion of your SEUs that vest, are converted, or are paid will be disregarded for this purpose. That is, the dollar amount that you specify will be paid only from the cash portion of the Exchange Price.

     If you will be paid the Exchange Price all in cash (that is, you will not receive any SEUs) because you are not employed by the Company on the Exchange Date, any deferral election that you make with respect to the cash portion of the Exchange Price will apply to the cash that is payable to you in lieu of the SEU portion of the Exchange Price. See the response to Question 16 below.

     SEUs. With respect to the portion of the Exchange Price payable to you in SEUs, you may elect:

     (1) no deferrals (in which case your SEUs generally will be paid on the first or third anniversary of the Exchange Date, whichever you elect and as described in the Circular),

     (2) that payment of all of your SEUs be deferred under the DCP, in which case your SEUs will be paid as described in this DCP Summary.

     You may not elect to defer the payment of some, but not all, of your SEUs. If you elect alternative (2) above, your SEUs will remain outstanding (and their underlying value will continue to be subject to changes in the value of EIX common stock, and they will continue to accrue dividend equivalent SEUs as EIX declares dividends on its common stock) until they are converted to a dollar credit to your Deferral Account (see the response to Question 7 below).

     6. Can you give me some examples of my deferral alternatives with respect to the cash portion of the Exchange Price?

     Yes. The following examples illustrate the differences between your deferral alternatives and how they affect the payment of the cash portion of the Exchange Price. These examples relate to the deferral options available on your Deferral Election Form. However, these examples are based on the facts that are assumed for the hypothetical Affiliate Optionee in the response to Question 11 in the Circular. You should refer to the chart when reading the following examples. For ease of illustration, these examples ignore the effects of tax withholding. (See the response to Question 40 below for information on the effects of tax withholding.) Note that "scheduled" payments would not be made if the Affiliate Optionee's employment terminated and such amounts were not vested or did not vest in connection with the termination.

     Cash Deferral Alternative (1) - No Deferral. Cash deferral alternative (1) is no deferral. If the Affiliate Optionee elected cash deferral alternative
     (1), the Affiliate Optionee would be paid the Exchange Price in the same manner described in the example in the response to Question 11 in the Circular.

     Cash Deferral Alternative (2) - 100% Deferral. Cash deferral alternative
     (2) is a 100% deferral (i.e., the entire cash portion of the Exchange Price is deferred under the DCP).

     o The Affiliate Optionee's Deferral Account will be credited with $951,454.23 as of the Exchange Date. This amount represents the entire cash portion of the Exchange Price ($875,600.92 + $75,853.31 = $952,561.23). Of this amount, $875,600.92 will be vested as of the Exchange Date, $33,213.19 (plus interest thereon) is scheduled to vest on January 2, 2001, $33,213.19 (plus interest thereon) is scheduled to vest on January 2, 2002, and $9,426.93 (plus interest thereon) is scheduled to vest on January 2, 2003. Interest will be credited and these amounts will be paid in accordance with the terms of the DCP.

     Cash Deferral Alternative (3) - Deferral in Excess of a Specified Dollar Amount.

     Example One. Cash deferral alternative (3) is a deferral in excess of a stated dollar amount. This example assumes that the Affiliate Optionee elected cash deferral alternative (3) and stated a dollar amount of $500,000.

     o The Affiliate Optionee's Deferral Account will be credited with $451,454.23 as of the Exchange Date. This amount represents the cash portion of the Exchange Price that the Affiliate Optionee elected to defer (the total cash portion of the Exchange Price, $951,454.23, less the stated dollar amount of $500,000). Of this amount, $375,600.92 will be vested as of the Exchange Date, $33,213.19 (plus interest thereon) is scheduled to vest on January 2, 2001, $33,213.19 (plus interest thereon) is scheduled to vest on January 2, 2002, and $9,426.93 (plus interest thereon) is scheduled to vest on January 2, 2003. Interest will be credited and these amounts will be paid in accordance with the terms of the DCP.

     o The Affiliate Optionee will be paid $500,000 (plus interest at 6.3% from the Exchange Date through the date of payment) on March 13, 2001. This is the stated dollar amount that the Affiliate Optionee elected in his or her DCP deferral election, plus interest.

     Example Two. As indicated above, cash deferral alternative (3) is a deferral in excess of a stated dollar amount. In this example, the Affiliate Optionee is assumed to elect a stated dollar amount of $920,000. This example illustrates the effects of electing cash deferral alternative
     (3) and a stated dollar amount greater than the cash portion of the Exchange Price that is vested or vests on March 13, 2001.

     o The Affiliate Optionee's Deferral Account will be credited with $31,454.23 as of the Exchange Date. This amount represents the cash portion of the Exchange Price that the Affiliate Optionee elected to defer (the total cash portion of the Exchange Price, $951,454.23, less the stated dollar amount of $920,000). Of this amount, no portion will be vested as of the Exchange Date, $22,027.30 (plus interest thereon) is scheduled to vest on January 2, 2002, and $9,426.93 (plus interest thereon) is scheduled to vest on January 2, 2003. Interest will be credited and these amounts will be paid in accordance with the terms of the DCP.

     o The Affiliate Optionee will be paid $875,600.92 (plus interest at 6.3% from the Exchange Date through the date of payment) on March 13, 2001. The entire vested cash portion of the Exchange Price will be paid because it does not exceed the stated dollar amount elected by the Affiliate Optionee. The Affiliate Optionee will receive current payments from the unvested cash portion of the Exchange Price, as vesting occurs, until the stated dollar amount is reached.

     o $33,213.19 (plus interest at 6.3% from the Exchange Date through the date of payment) is scheduled to vest on January 2, 2001 and also be paid on March 13, 2001. This amount represents the cash portion of the Exchange Price attributable to the January 2001 vesting installments of the Affiliate Optionee's 1998 and 1999 Affiliate Options.

     o $11,185.89 (plus interest at the 120% 10-Year Rate from the Exchange Date through the date of payment) is scheduled to vest and be paid on January 2, 2002. This amount represents the cash portion of the Exchange Price attributable to the January 2002 vesting installments of the Affiliate Optionee's 1998 and 1999 Affiliate Options. Note, however, that this amount is only the portion of those installments that is necessary to pay the Affiliate Optionee the stated amount that he or she elected ($875,600.92 + $33,213.19 + $11,185.89 = $920,000).
          The excess was credited under the DCP as of the Exchange Date. Further note that interest on the amounts not deferred (equal to the stated amount of $920,000) is also paid to the Affiliate Optionee. Therefore, the actual amount paid without deferral will equal $920,000, plus interest as indicated above in this example.

7.   Can you further explain my SEU deferral alternatives?

     With respect to the portion of the Exchange Price that is granted to you in the form of SEUs, you may elect no deferrals (in which case your SEUs generally will be paid on the first or third anniversary of the Exchange Date, whichever you elect and as described in the Circular), or 100% deferrals. Your cash and SEU deferral elections are independent of each other. That is, you may defer all or a portion of the cash portion of the Exchange Price, and elect no SEU payment deferrals. Similarly, you may elect no deferral of the cash portion of the Exchange Price, but elect that payment of your SEUs be deferred.

     If you elect to defer payment of your SEUs, the value of your SEUs will not be paid as described in the Circular. Instead, your SEUs will remain outstanding until you elect to convert them to a dollar credit to your Deferral Account (see the response to Question 17 below). If you do not elect to convert your SEUs, they will automatically convert to a dollar credit to your Deferral Account upon the earlier of (1) the third anniversary of the Exchange Date, or (2) the later of the first anniversary of the Exchange Date or the day after the termination of your employment with the Company (see the response to Question 18 below).

     To the extent that your SEUs remain outstanding, the value underlying the SEUs is subject to changes in the value of EIX common stock, and the SEUs will accrue dividend equivalent SEUs as EIX declares dividends on its common stock (see the response to Question 18 in the Circular).

     The amount that is credited to your Deferral Account in respect of your SEUs will be paid in accordance with your Deferral Account payment elections (see "Distributions" below). Note, however, that the conversion and payment of your SEUs may occur earlier than the termination of your employment with the Company if you elect an in-service distribution on your Deferral Election Form (see the response to Question 23 below).

8.   Do I have to make any other elections?

     If you elect a deferral of the cash portion of the Exchange Price, or if you elect a deferred payment of your SEUs, you must also complete the "Deferral Account Payment Elections" section of the Deferral Election Form so that you can make your payment elections (see the response to Question 19 below).

9.   Can I change my deferral election?

     No. Your deferral and, with one exception noted below, payment election(s) must be irrevocable pursuant to IRS rules and regulations. Therefore, you may not cancel or change your deferral election(s) or payment election(s) (except that you may subsequently change your Retirement payment election as described in more detail in the response to Question 25 below). However, you may request an Unscheduled Withdrawal or a Severe Financial Hardship withdrawal as described in the responses to Questions 26 and 27 below.

10.  Can I transfer my rights to payment?

     Generally, no. The amount credited to your Deferral Account and the value underlying your SEUs will be paid only to you. The only exceptions are (1) in the event of your divorce, your account balance (or SEUs) may become payable to your former spouse pursuant to a domestic relations order, and
     (2) if you die, your account balance (including any amount credited in respect of your SEUs) will be payable to your beneficiary.

11.  Can I name a beneficiary?

     Yes. You may name a beneficiary to receive amounts payable to you under the DCP in the event of your death. You can name any individual or entity you wish as your beneficiary, subject to your spouse's consent if you are married and do not name your spouse as your sole primary beneficiary. Your beneficiary designation must be on a form approved by the Committee (as defined in the response to Question 34 below). If you do not name a beneficiary, your beneficiary will be your surviving spouse, if your spouse survives you; otherwise, your beneficiary will be your estate.

     You may change your beneficiary designation by filing a new beneficiary designation form with the Committee, subject to the spousal consent requirement described above. The Committee will rely on the last valid beneficiary designation that you file and it receives before the date of your death.

     A beneficiary designation form is included with the Circular. The beneficiary that you designate will be your beneficiary for purposes of the DCP and for purposes of paying any portion of the Exchange Price that you do not defer. Additional beneficiary designation forms are available from EIX Executive Compensation at (626) 302-1025 or (626) 302-7568.

     Your beneficiary designation will automatically be revoked if you marry or divorce after the date of the designation (unless, in the case of marriage, your new spouse was already named as your sole primary beneficiary or, in the case of divorce, your prior spouse was not named as a beneficiary). Therefore, you should file a new beneficiary designation following either of such events.

12.  Am I vested in my deferrals?

     You are vested in the cash portion of the Exchange Price that you defer that is attributable to vested Affiliate Options. The portion of the Exchange Price that is attributable to unvested Affiliate Options will be subject to the vesting schedule described in the responses to Questions 4 and 12 in the Circular. Any portion of the Exchange Price that you defer will be subject to the same vesting and forfeiture provisions as it would have been if not deferred. That is, the deferred portion of the Exchange Price (and interest credited thereon under the DCP) that is attributable to the unvested portion of your 1998 or 1999 Affiliate Options will not vest until January 2, 2001, 2002, or 2003, as applicable. If your employment by the Company terminates prior to your becoming 100% vested, you will forfeit the unvested portion (and interest credited thereon).

     You will become vested in a pro rata portion of the unvested Exchange Price (whether or not deferred) if your employment by the Company terminates due to your Retirement, death, or following your Total Disability. (See the response to Question 12 in the Circular.) You will become fully vested in your Deferral Account balance if a merger, consolidation or other corporate event occurs that triggers a "Distribution Date" under the Rights Agreements approved by the EIX Board of Directors on November 20, 1996, as amended from time to time.

     If you elect a deferred payment of your SEUs, your SEUs will remain subject to the vesting schedule described in the response to Question 19 in the Circular. However, any amount credited under the DCP in respect of your SEUs will be fully vested since your SEUs can be converted to a dollar credit to your Deferral Account only after your SEUs vest.

13.  How are my deferrals credited?

     EC will credit the cash portion of the Exchange Price that you elect to defer to your Deferral Account as of the Exchange Date. EC will credit your Deferral Account with interest as described in the response to Question 14 below, and with the dollar amount of the conversion of your SEUs as described in the responses to Questions 17 and 18 below.

     Your Deferral Account will be reduced by the amount of (1) your distributions or withdrawals from that account, (2) any forfeitures of your unvested deferrals and/or interest on your unvested deferrals (see the response to Question 15 below), and (3) by the amount that is used to satisfy any applicable tax withholding requirements (see the responses to Questions 40, 41 and 43 below).

     EC may establish subaccounts under your Deferral Account if advisable for administrative purposes, such as to separately track your unvested deferrals or deferrals related to your SEUs.

14.  How will my Deferral Account be credited with earnings?

     EC will credit your Deferral Account with interest. The annual interest rate for your Deferral Account will be the 120% 10-Year Rate described in the Circular. Interest will be credited daily and compounded annually.

15.  What happens to my unvested deferrals if my employment terminates?

     You will forfeit your deferrals (and the interest credited on those deferrals) and your SEUs to the extent that they are not vested on the date your employment terminates.

16. What special rules apply if I am not employed by the Company on the Exchange Date?

     As indicated in the response to Question 14 in the Circular, if you accept the Exchange Offer and you are not employed by the Company on the Exchange Date, you will be paid the Exchange Price all in cash. You will be eligible to elect a deferral only if the termination of your employment was due to your Retirement or following your Total Disability. If you are eligible and elect a deferral, any cash deferral election that you make will apply to the entire Exchange Price, including the portion that would have otherwise been granted in the form of SEUs.

Converting Your SEUs

17.  When can I elect to convert my SEUs?

     If you elect to defer payment of your SEUs, you have a right to convert all (but not less than all) of your vested outstanding SEUs to a dollar credit to your Deferral Account. Your vested SEUs will convert automatically in certain circumstances, including the termination of your employment with the Company, as described in the response to Question 18 below. Any vested outstanding SEUs will be converted to your Deferral Account in connection with the termination of your employment with the Company and therefore will be subject to the payment elections that you make for your Deferral Account (see the response to Question 19 below).

     The amount credited to your Deferral Account in respect of an SEU conversion will earn interest beginning on the date that it is credited. Thus, the effect of your election to convert an SEU is that, after the conversion, the value related to your SEUs (now credited under the DCP) will earn interest at a stated rate and will no longer be subject to fluctuations in the market value of EIX common stock.

     You may elect a conversion of your vested SEUs at any time (1) after the first anniversary of the Exchange Date, and (2) before the earlier of the third anniversary of the Exchange Date or the date your employment by the Company terminates. If additional SEUs vest after your conversion election, you may make another conversion election at any time before the earlier of the third anniversary of the Exchange Date or the date your employment by the Company terminates. Your election must be on a form and in the manner required by the Committee.

     Contact EIX Executive Compensation, at (626) 302-1025 or (626) 302-7568, for information on how to convert your vested SEUs into deferred compensation credits and to request a copy of a SEU conversion election form. Conversion election forms will be available beginning in July 2001 but, as noted above, you cannot convert your SEUs before the first anniversary of the Exchange Date.

     If you elect a conversion of your vested outstanding SEUs, your Deferral Account will be credited as of the day following the date that EC receives your election with a dollar amount equal to: (1) the closing price of a share of EIX common stock on the New York Stock Exchange on the date that EC receives your election (or, if that day is not a trading day, the closing price of a share of EIX common stock on the New York Stock Exchange on the last trading day before the date that EC receives your election), multiplied by (2) the number of your vested outstanding SEUs on the date that EC receives your election.

          For Example: Assume that you elect to defer payment of your SEUs and that, at some time after a portion of the SEUs vest and after the first anniversary of the Exchange Date, you have 1,050 SEUs (1,000 of which are then vested). You could elect, as long as the election was made during the period described above, to convert your 1,000 vested SEUs to a dollar credit to your Deferral Account. Assume that you make that election. If the closing price of a share of EIX common stock on the New York Stock Exchange is $24.50 on the day that EC receives your election, your Deferral Account will be credited with $24,500 (1,000 multiplied by $24.50) as of the next day. Your 50 unvested SEUs will remain outstanding. If those 50 SEUs vest, you may elect a conversion of those 50 SEUs after their vesting date but before the earlier of the third anniversary of the Exchange Date or the termination of your employment with the Company.

     If you are paid the Exchange Price all in cash, you will not be granted, and you will not need to elect a conversion of, SEUs. You will not be able to elect a conversion of your SEUs if you do not elect to defer payment of your SEUs, even if you elect to defer payment of all or a portion of the cash component of the Exchange Price.

18.  Will my SEUs automatically convert to deferred compensation credits?

     If you elect to defer payment of your SEUs and your employment by the Company terminates before the third anniversary of the Exchange Date, any of your vested SEUs that have not been paid or converted will automatically be converted to a dollar credit to your Deferral Account on the later of
     (1) the first anniversary of the Exchange Date or (2) the day after your employment by the Company terminates. Any of your SEUs that have not been paid or converted prior to the third anniversary of the Exchange Date will automatically be converted to a dollar credit to your Deferral Account immediately following that date (whether or not you remain employed by the Company).

     If your outstanding SEUs are automatically converted as described above, your Deferral Account will be credited as of the day of the conversion with a dollar amount equal to: (1) the "Per SEU Conversion Amount" determined as described below, multiplied by (2) the number of your outstanding SEUs to be converted.

     First or Third Anniversary of the Exchange Date. If the conversion of your SEUs is triggered by the first anniversary of the Exchange Date (because your employment terminated before that date) or by the third anniversary of the Exchange Date, the Per SEU Conversion Amount equals: (1) the sum of the daily average of the high and low trading prices of a share of EIX common stock on the New York Stock Exchange for each of the 20 trading days preceding the first or third, as applicable, anniversary of the Exchange Date; (2) divided by 20.

          For Example: Assume that you have 1,000 outstanding vested SEUs on the third anniversary of the Exchange Date, and that the Per SEU Conversion Amount is $40 on that date. EC will credit your Deferral Account as of the close of business on that day with $40,000 (1,000 multiplied by $40).

     Termination of Employment on or After the First Anniversary of the Exchange Date. If conversion of your SEUs is triggered by the termination of your employment with the Company on or after the first anniversary of the Exchange Date, the Per SEU Conversion Amount will equal the closing price of a share of EIX common stock on the New York Stock Exchange on the date your employment terminates (or, if that day is not a trading day, determined as of the immediately preceding trading day).

     Crediting. The amount credited to your Deferral Account will earn interest beginning on the date that it is credited (the day after the conversion).

     Other Automatic Conversions. Your outstanding vested SEUs also may automatically be converted if you elect an in-service distribution that is greater than the vested amount of cash then credited to your Deferral Account. (See the response to Question 23 below.)

Distributions

19.  What distribution alternatives are available to me?

     Generally, the distribution alternatives available for the amount credited to your Deferral Account (including the amount that is credited upon the conversion of your SEUs) are the same alternatives that are available under the Edison International Executive Deferred Compensation Plan.

     At the time you make your deferral election, you must also indicate on your Election Form:

     o how the amount credited to your Deferral Account will be paid upon the termination of your employment; and

     o whether you want any in-service distributions from your vested Deferral Account balance.

     Your alternatives are described in more detail in the responses to Questions 20 through 25 below. Note, however, that your distribution will not be made before January 2, 2002. In addition, there is a minimum two-year deferral period for in-service distributions. That is, no in-service distribution will be made earlier than the second anniversary of the Exchange Date.

     You also may request an Unscheduled Withdrawal (see the response to Question 26 below) or a distribution on account of a Severe Financial Hardship (see the response to Question 27 below) from your Deferral Account balance. You may request an Unscheduled Withdrawal or hardship distribution even though you have made a distribution election as described above. The minimum two-year deferral period does not apply to a distribution on account of Severe Financial Hardship. That is, you may elect a Severe Financial Hardship distribution before the second anniversary of the Exchange Date. The minimum two-year deferral period does apply to Unscheduled Withdrawals.

     You may not elect more than one in-service distribution. However, you may make more than one Unscheduled Withdrawal and/or Severe Financial Hardship withdrawal, regardless of whether you elect an in-service distribution.

     20.  How will my Deferral Account be distributed if I Retire?

     You may elect on your Election Form at the time of making your deferral election to have your Deferral Account paid to you following your Retirement in one of the following forms:

          o    A lump-sum, or

          o    Monthly installment payments over 60, 120, or 180 months, or

          o An initial lump-sum of a specified percentage or dollar amount of your Deferral Account with the remainder paid in monthly installment payments over 60, 120, or 180 months.

     EC will pay you in installments over 180 months if you do not make an election. In addition, the Company may pay you in a single lump-sum if your Deferral Account is less than $3,500 after your Retirement. If you elect installments, EC may shorten your payout period if necessary to produce a monthly amount of at least $300. If you elect installments, the balance remaining credited to your Deferral Account will continue to be credited with interest at an annual rate equal to the 120% 10-Year Rate until your entire balance is paid.

     EC generally will pay you (or installments will commence) on a date no later than 60 days following your Retirement date, except that payment will not be made (or installments will not commence) earlier than January 2, 2002. The amount of your Deferral Account payable to you will be reduced by the amount of any taxes that the Company is required to withhold.

21. How will my Deferral Account be distributed if my employment terminates before I Retire?

     Voluntary Terminations. EC will pay to you an amount equal to your vested Deferral Account balance (less required tax withholding) in a lump-sum or in three annual installments if your employment terminates before becoming eligible to Retire (other than a termination by the Company for Cause, described in more detail below, or a termination due to your death or following your Total Disability, described in more detail in the responses to Questions 22 and 24 below). You should elect a lump-sum or three annual installments on your Election Form at the time of making your deferral election. You will be paid in a lump-sum if you do not make an election. EC will pay you (or installments will commence) on a date no later than 60 days following the termination of your employment, except that payment will not be made (or installments will not commence) earlier than January 2, 2002.

     Your post-termination Deferral Account balance will be credited with interest at an annual rate of 100% of the 120-month average annual rate of 10-year Treasury Notes (the "100% 10-Year Rate") as of October 15th of the previous year (rather than the 120% 10-Year Rate) if you elect to be paid in three annual installments.

     Termination by the Company With Cause. EC will pay you the amount of your vested Deferral Account balance (less required tax withholding) in a single lump-sum if the Company terminates your employment with Cause. EC will pay you on a date no later than 60 days following the termination, except that payment will not be made earlier than January 2, 2002. However, EC has the right to pay you earlier if it decides to do so.

     Your post-termination Deferral Account balance will continue to be credited with interest at an annual rate equal to the 120% 10-Year Rate.

     For purposes of the DCP, termination for "Cause" generally means that the Company terminates your employment because of your willful failure to substantially perform your duties, or you willfully engage in conduct that is injurious to the Company (monetarily or otherwise).

     Adjustments. EC may pay you in a single lump-sum if your Deferral Account is less than $3,500 after your employment terminates. EC may shorten the payout period if you elect installments and your account produces a monthly installment payment of less than $300.

22.  How will my Deferral Account be distributed if I become Totally Disabled?

     If you are declared to be Totally Disabled for purposes of the DCP, EC will pay you the amount of your Deferral Account balance (less required tax withholding) in the form that you elect (lump-sum or installments) for Retirement. EC generally will pay you (or installments will commence) on a date no later than 60 days following the termination of your employment, except that payment will not be made (or installments will not commence) earlier than January 2, 2002.

     Your post-termination Deferral Account balance will continue to be credited with interest at an annual rate equal to the 120% 10-Year Rate.

23.  Can I elect an in-service distribution from my Deferral Account?

     Yes. You may elect on your Election Form at the time of your initial deferral election to receive an in-service distribution from your Deferral Account. Your election must specify the dollar amount of your vested Deferral Account to be distributed and the year in which distribution is to be made. The earliest year that you may elect for payment of an in-service distribution is 2002. If you elect an in-service distribution for 2002, that distribution will be made in a lump-sum payment (less required tax withholding) as soon as administratively practicable after the second anniversary of the Exchange Date. If you elect an in-service distribution for any year after 2002, that distribution will be made in a lump-sum payment (less required tax withholding) on or about January 2nd of the year you specify.

     Your in-service distribution election (as well as the dollar amount and year of payment) is irrevocable once made. Your in-service distribution will be made only from the vested portion of your Deferral Account.

          For example: If you elect a $50,000 in-service distribution, payable in 2005, you will be paid $50,000 from your vested Deferral Account balance (if your vested Deferral Account balance then equals or exceeds that amount) on or about January 2, 2005.

     You may elect only one in-service distribution. Thus, the amount of your Deferral Account that you specify for an in-service distribution will be distributed on one date. Your in-service distribution election will be void if your employment by the Company terminates before the date that you elect for your in-service distribution.

     If the dollar amount that you specify for an in-service distribution is greater than the vested amount credited to your Deferral Account as of the distribution date, any of your vested SEUs that are then outstanding will be converted, based on the closing price of a share of EIX common stock on the New York Stock Exchange on the last trading day preceding the date of the conversion, to a dollar credit to your Deferral Account to the extent necessary to raise your vested Deferral Account balance to the amount that you specify for the in-service distribution. If you have no vested SEUs outstanding, or if the conversion of your vested SEUs is not sufficient to pay the full amount that you specified for your in-service distribution, your in-service distribution will equal only the vested amount credited to your Deferral Account on the distribution date (after conversion of your then-outstanding vested SEUs). You will not receive additional distributions if or when additional amounts vest.

24.  What happens if I die before receiving my entire Deferral Account balance?

     If you die before receiving your entire Deferral Account balance, your remaining vested account balance will be paid to your beneficiary.

     If you are still employed by the Company when you die, EC will pay your vested account balance to your beneficiary in accordance with your Retirement payment election. Your beneficiary will be paid (or installments will commence) following your death, except that payment will not be made (or installments will not commence) earlier than January 2, 2002.

     If you die after your Retirement or after your employment by the Company terminated following your Total Disability, EC will pay your remaining account balance to your beneficiary at the time or times that it would have otherwise been paid to you.

     If you die after your employment by the Company terminates (other than due to Retirement or a termination following your Total Disability), your beneficiary will receive a lump-sum payment of any amount remaining credited to your account. Payment will be made following your death, except that payment will not be made earlier than January 2, 2002.

     Your post-termination Deferral Account balance will continue to be credited with interest at an annual rate equal to the 100% 10-Year Rate or 120% 10-Year Rate, whichever was in effect with respect to your Deferral Account immediately prior to your death.

     In all cases, EC may pay your beneficiary in a single lump-sum if your remaining account balance is less than $3,500. Also, EC may shorten the payout period if your account produces a monthly installment payment of less than $300.

     Your beneficiary may petition the Committee once after your death for a change in the form of payment. The Committee may, in its sole and absolute discretion, choose to grant or deny your beneficiary's petition.

25.  Can I change my distribution elections?

     You may change the form of payout that you elect for Retirement by filing a new election form with the Committee. However, your new election will only be valid if the Committee receives it at least 13 months before your Retirement. If you Retire and fewer than 13 months have elapsed since the Committee received your new election, your distribution will be based on the last valid election that you made. Election forms are available from EIX Executive Compensation at (626) 302-1025 or (626) 302-7568.

     You may not change any other distribution elections.

26.  Can I elect an Unscheduled Withdrawal from my Deferral Account?

     Yes. You may withdraw up to 100% of your vested Deferral Account balance at any time after the second anniversary of the Exchange Date (an "Unscheduled Withdrawal"). However, if you elect an Unscheduled Withdrawal, you must pay a penalty. The penalty is generally 10% of the amount that you elect to withdraw. However, the penalty percentage is reduced to 5% for the two years following a change of control (as that term is defined in the DCP document). The amount that you elect to withdraw, less the penalty amount and applicable tax withholding, will be paid to you. Your Deferral Account will be reduced by the total amount that you elect to withdraw.

          For example: If you elect an Unscheduled Withdrawal of $15,000 from your vested Deferral Account balance, EC will pay you $13,500 (less applicable tax withholding) and you will forfeit $1,500 (10% of $15,000). If you elect an Unscheduled Withdrawal of that amount in the two-year period following a change of control, EC will pay you $14,250 (less applicable tax withholding) and you will forfeit $750 (5% of $15,000). Your vested Deferral Account balance will be reduced by $15,000 in either case.

     The minimum Unscheduled Withdrawal is 25% of your vested Deferral Account balance. An election to withdraw more than 75% of your vested Deferral Account balance will be treated as an election to withdraw your entire vested Deferral Account balance. In addition, if you request an Unscheduled Withdrawal and the vested amount remaining in your Deferral Account is $3,500 or less, your election will be treated as an election to withdraw your entire vested Deferral Account balance.

     You can elect an Unscheduled Withdrawal on forms that are available from EIX Executive Compensation at (626) 302-1025 or (626) 302-7568. Payment will be made within 30 days after the date your request for a withdrawal is received. If you want to make an Unscheduled Withdrawal of an amount greater than the vested amount then credited to your Deferral Account, you should consider converting any of your then vested outstanding SEUs before you request your Unscheduled Withdrawal.

27. Can I make a withdrawal from my Deferral Account in the event of a Severe Financial Hardship?

     Yes. You can request a distribution from your vested Deferral Account balance for a Severe Financial Hardship at any time, and without penalty. The amount that you request as a distribution cannot exceed the amount that you need to satisfy the hardship plus the amount of taxes that will be withheld in connection with the hardship distribution.

     Your request must be filed with the Committee. You will receive a Severe Financial Hardship distribution only if the Committee approves your request.

     A "Severe Financial Hardship" generally includes a financial hardship to you that results from:

     o a sudden and unexpected illness or accident that you (or one of your dependents) incur,

     o    loss to your property due to casualty, or

     o similar extraordinary and unforeseeable circumstances that arise as a result of events beyond your control.

     The Committee's determination of whether a Severe Financial Hardship exists will depend on the facts of each case. Examples of what will not be considered a Severe Financial Hardship include the need to send a child to college or the desire to purchase a home.

     Contact EIX Executive Compensation, at (626) 302-1025 or (626) 302-7568, for information on how you may request a Severe Financial Hardship distribution. If you want to request a Severe Financial Hardship distribution of an amount greater than the vested amount then credited to your Deferral Account, you should consider converting any of your then vested outstanding SEUs, if you are then able to elect a conversion, before you request your distribution.

28. Can I take a loan from my Deferral Account, or assign or pledge my Deferral Account as collateral for a loan?

     No, loans from your Deferral Account are not available. Your account balance, and your SEUs, may not be assigned or pledged as collateral for a loan.

29.  What valuation date is used for calculating payment/withdrawal amounts?

     The valuation date for determining the amount of your distribution from your Deferral Account will generally be the last day of the month in which your

     Retirement, termination of employment, or death occurs. For scheduled in-service distributions and unscheduled or hardship withdrawals, it will be the day prior to the date the distribution or withdrawal occurs.

30.  May the Company further defer the time of payment?

     Notwithstanding anything else in this DCP Summary to the contrary, the Company may delay the date of your payment if you are an officer described in the next paragraph and the Company's ability to deduct its payment to you would otherwise be lost.

     The Company's ability to deduct compensation in excess of $1 million per year to certain of its officers is limited by Section 162(m) of the Internal Revenue Code. Section 162(m) is, however, very limited in its application. It generally only applies to an officer in a year in which the officer constitutes one of the five EIX executive officers whose compensation is listed in the Proxy Statement prepared for the following year. These five persons may be officers of an EIX affiliate in some circumstances.

     If the Committee determines that the Company's ability to deduct the amount otherwise payable to one of these five officers in a year is or reasonably could be limited by Section 162(m) because the officer is or reasonably could be a Section 162(m) officer (as described above) in that year, the Company may delay the payment to that officer until a year in which the Committee determines that the Company's tax deduction for the payment is not or is not reasonably expected to be limited by Section 162(m). If the payment is deferred, the deferred portion will continue to be credited to the officer's Deferral Account and will continue to earn interest at the rate applicable to that account.

Payment Security - Rights of Participants

31. Is the payment of the amount credited to my Deferral Account guaranteed under all circumstances?

     No. You have a right to receive the vested portion of your Deferral Account in accordance with the terms of the DCP. Your vested Deferral Account balance will be paid by the Company entity that employed you at the time your Affiliate Options were granted. However, that entity's obligation under the DCP is an unsecured promise to pay money in the future in an amount equal to the vested balance credited to your Deferral Account.

     EIX has guaranteed the payment of the vested amount credited to your Deferral Account should EC become insolvent. EIX's guarantee of amounts otherwise payable by EC is also an unsecured promise to pay money in the future.

     No Company entity has set aside any money in a "rabbi trust" or otherwise, or created any special reserve, with respect to the DCP. Amounts payable to you or your beneficiary will be paid from the general assets of EC (or, in the event that EC becomes insolvent, from the general assets of EIX) exclusively. You will have no special rights against any specific property or assets of EIX or EC, nor will you be the beneficiary of, or have any rights, claims or interests in, any annuity contract or other investment, or the proceeds therefrom, owned or which may be acquired by EIX or EC, in the event of that entity's receivership, bankruptcy or insolvency.

     Your rights against the assets of the Company in each case will be no greater than the rights of other unsecured general creditors. You will be entitled to receive amounts payable under the DCP, if any, only if EC (or EIX should EC become insolvent) has enough funds available to pay DCP obligations after paying all of its secured or other priority creditors.

32.  What about the DCP's investments?

     There are none. The DCP is an unfunded plan, has no assets, and makes no investments.

33.  Does the DCP give me any employment rights?

     No. Neither the DCP nor your participation in the DCP has any effect on your employment status or gives you any rights to continued employment with the Company or any of its affiliates.

Plan Administration

34.  How will the DCP be administered?

     The Compensation and Executive Personnel Committee of the Board of Directors of EIX (the "Committee") will administer the DCP. The EIX Board of Directors appoints the members of the Committee and has the right to change the membership of the Committee at any time. The Committee has the authority to make and enforce all rules and regulations for the administration of the DCP and to decide or resolve any and all questions, including interpretations of the DCP, as may arise in connection with the DCP.

     Decisions of the Committee with respect to the DCP and/or amounts payable under the DCP are final, conclusive and binding on all parties.

     You will receive a statement of your DCP account balances following the end of each calendar quarter. If you have any questions regarding your statement, contact EIX Executive Compensation at (626) 302-1025 or (626) 302-7568. Discrepancies in your statement should promptly be reported to EIX Executive Compensation.

35.  How do I make a claim for amounts payable under the DCP?

     You should file a written request with the Committee if you believe that you are being denied a benefit to which you are entitled under the DCP. The request should set forth the reasons for your claim. Any communication to the Committee should be sent to the Committee, care of EIX's Secretary to the following address:

                           Corporate Secretary, Edison International
                           2244 Walnut Grove Avenue, P.O. Box 800
                           Rosemead, California 91170

     The Committee will reply to the claim within 90 days (or 180 days under special circumstances). If the claim is denied in whole or in part, you may submit the claim, within 60 days after such denial, to the Committee for review. The Committee will review the prior claim decision and any additional information that you may submit, and will inform you in writing of its final decision, not more than 60 days after its receipt of your request for review (or 120 days under special circumstances).

     The DCP's specific claims procedures are set forth in Section 14.1 of the DCP document. Claims also may be submitted to arbitration as described in
     Section 14.2 of the DCP document.

36.  Is the DCP a "qualified" plan?

     No. As an unfunded plan maintained by the Company for the purpose of providing deferred compensation for a select group of management or highly compensated employees, the DCP is not subject to the participation, vesting, funding, fiduciary responsibility or plan termination insurance provisions of ERISA. The DCP is not qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended.

37.  Who pays the costs of administering the DCP?

     The Company pays the expenses of administering the DCP.

38.  Can the DCP be amended or terminated?

     EIX generally may amend the DCP at any time. Your consent will be required as to any amendment that is materially adverse to your rights or benefits under the DCP.

Federal Income Tax and Social Security Consequences

Questions 39 - 45 below discuss the United States federal income tax and Social Security considerations of a material nature that relate to amounts credited and paid under the DCP, and that relate to SEUs if you elect a deferral of your SEU payment. Question 46 comments on state, local and foreign tax matters. The information in this section has been prepared based on the advice of the Company's tax advisors. However, the Company cannot and does not guarantee any particular tax consequences. You should consult your own tax advisors.

The Company will withhold any amounts required by law (including U.S. federal, state or local, or foreign, income, employment or other taxes) to be withheld from amounts credited or payments due under the DCP, and from amounts credited or due in respect of the SEUs. The amount of tax withheld by the Company may not be sufficient to pay the actual tax liability due, and you will be responsible for any shortfall.

39.  What is the income tax effect of electing to defer compensation?

     Based on the advice of their tax counsel, EIX and EC believe that amounts credited to your Deferral Account will only be taxed for income tax purposes in the year when they are actually paid to you. In addition, interest credited in accordance with the DCP will not be taxed in the year it is credited to your account but will only be taxed in the year it is actually paid to you.

     Similarly, if you elect to defer the payment of your SEUs, your SEUs will not be taxed when they vest or are converted to a dollar credit to your Deferral Account, and you will not be taxed if and when you are granted additional SEUs as dividend equivalents. You will only be taxed for income tax purposes in the year that the amount credited to your Deferral Account in respect of your SEUs is actually paid to you.

     You will recognize taxable income upon the receipt of payments from the DCP. The amount of income that you recognize will equal the amount of cash that you receive from the DCP and will constitute ordinary income, not capital gain.

     You will pay federal income tax based on the tax rates in effect for the year in which you receive a payment from the DCP, rather than based on the tax rates in effect for the year in which the compensation is deferred.

     Under current law, you will not be entitled to postpone income tax on payments from the DCP by rolling those payments over into an individual retirement account, nor will you be entitled to the benefits of income averaging that may be available for distributions from tax-qualified plans.

40. If my DCP credits are considered pretax deferrals, why is FICA currently withheld?

     The Federal Insurance Contributions Act ("FICA") imposes two types of taxes
     - Social Security tax (at 6.2%) and Medicare tax (at 1.45%) - on both employers and employees for wages paid to employees. The Social Security tax is a percentage of wages up to the Social Security wage base limitation, which is $76,200 for the year 2000. The Social Security wage base is adjusted annually. Once you have paid Social Security tax for a given year on an amount of wages from a particular employer equal to the wage base limitation, no further Social Security tax is payable on that year's wages from that employer. Currently, there is no wage base limitation for Medicare tax purposes. Thus, all wages paid to you are subject to Medicare tax.

     Amounts credited to your Deferral Account are treated as wages received for FICA tax purposes in the year such amounts are vested, rather than in the year that they are actually paid. Thus, although the DCP defers the recognition of income for regular federal income tax purposes, it does not do so for FICA tax purposes.

          For Example: Your Deferral Account is credited with $50,000 on the Exchange Date, $45,000 of which is vested. The vested $45,000 that is credited to your Deferral Account, as well as interest credited with respect thereto in the year 2000, will be subject to FICA tax in 2000. Any interest credited after 2000 in respect of that vested amount will not be subject to FICA tax. The unvested $5,000 credited to your Deferral Account will be subject to FICA tax in the year that it becomes vested. Any interest that is credited in respect of the unvested $5,000, through the year of vesting, also will be subject to FICA tax in the year that the $5,000 vests, but interest credited after the year of vesting will not be subject to FICA tax.

     Amounts credited to your Deferral Account (including interest) will not be subject to FICA tax at the time they are paid to you. A limited exception to this rule is that your vested Deferral Account balance (to the extent that it becomes vested in the year of payment) will be subject to FICA tax at the time of payment rather that on December 31 of that year.

     As permitted by law, the Company will elect to defer the date that FICA taxes are triggered from the actual vesting date of deferred amounts to the last day of the calendar year in which the amounts vest. The Company will elect to defer the FICA tax date to the last day of the calendar year in which deferred amounts vest to facilitate the withholding of your portion of the FICA taxes due. The Company expects that it will satisfy its FICA tax withholding obligation with respect to your deferrals by deducting the amount it is required to withhold from your Deferral Account.

          For Example: Your Deferral Account is credited with $50,000 on the Exchange Date, $45,000 of which is vested. The vested $45,000 that is credited to your Deferral Account earns $1,500 in interest through December 31, 2000. The vested portion of your Deferral Account on December 31, 2000 equals $46,500 (the amount deferred plus interest credited with respect thereto). The $46,500 will be subject to FICA tax on December 31, 2000. The required FICA withholding will equal $674.25 (this amount is calculated at a rate of 1.45% and assumes that you had reached the $76,200 Social Security wage base limitation for
          2000). The Company will satisfy its withholding obligation by deducting the $674.25 from your Deferral Account balance.

          The deduction to your Deferral Account will, however, be treated as a taxable distribution to you that will also be subject to income tax withholding. The Company will withhold federal income taxes at the supplemental wage withholding rate (currently 28%) and any state and local income taxes. (For this example, state income tax withholding is assumed to be at a 6% rate - the current supplemental withholding rate for California employees. No local income tax withholding is assumed. The actual state and, if applicable, local withholding rate(s) will depend on the state in which you are employed.)

          Thus, the actual amount required to be withheld will be greater than $674.25 and will equal (1) the original $674.25, plus (2) the amount of income tax withholding due with respect to the total reduction of your Deferral Account. The actual withholding amount will be approximately $1,021.59 and will be ordinary taxable income to you. The actual withholding amount is calculated as follows: (1) federal income tax withholding on the deemed distribution equals $286.04 (28% of $1,021.59), (2) state income tax withholding on the deemed distribution equals $61.30 (6% of $1,021.59), and (3) the original FICA tax due equals $674.25; these amounts total $1,021.59.

          Your vested Deferral Account balance will be $45,478.41 ($46,500 minus $1,021.59). (Note that if you had not reached the Social Security wage base limitation, the Company would also withhold Social Security tax (at 6.2%) until the limitation had been reached, which would increase the amount deducted from your Deferral Account.) As noted above, the $1,021.59 will be taxable ordinary income to you in the year that your Deferral Account is reduced. The income taxes that are withheld may not be sufficient to pay the actual tax liability due, and you will be responsible for any shortfall.

          The unvested $5,000 credited to your Deferral Account will be subject to FICA tax in the year(s) that it vests. Assume that $2,500 vests in January 2001 and that interest credited on the $2,500 through December 31, 2001 is $283. The $2,783 will be subject to FICA tax on December 31, 2001. Your Deferral Account will be reduced by the required withholding amount, which will constitute a taxable distribution to you and also will be subject to income tax withholding, as described above. Similar treatment will apply to the portions of your Deferral Account that vest in 2002 and 2003.

     The Company fully expects to satisfy its tax withholding obligations in the manner described above. Thus, the Company's tax withholding obligations (1) should not affect other compensation payable by the Company to you, and (2) should not require you to make a payment to the Company.

41. If my SEUs are not subject to income tax until they are paid, why is FICA withheld when the SEUs vest?

     If you elect to defer payment of your SEUs, your SEUs are treated as wages received for FICA tax purposes in the year that they become vested, rather than in the year that they are converted to a dollar credit to your Deferral Account. Thus, although the SEUs defer the recognition of income for regular federal income tax purposes, they do not do so for FICA tax purposes.

          For Example: You elect to defer payment of your SEUs and you are vested in 1,000 SEUs on the Exchange Date. You are subject to FICA tax on the value of 1,000 SEUs in the year 2000. If the Per SEU Payment Amount is $25, you will recognize $25,000 of taxable income in 2000 for FICA purposes.

     For purposes of FICA withholding, the Per SEU Payment Amount will equal the average of the high and low prices of a share of EIX common stock on the last trading day preceding the date that withholding occurs.

     Your SEUs will not be subject to FICA tax at the time that they are converted to a dollar credit to your Deferral Account. A limited exception to this rule is that if your SEUs vest, and are converted and paid in the same year, FICA withholding will occur at the time of payment rather than December 31 of that year. In this case, your payment will be reduced by the amount of required FICA withholding. If your SEUs vest and are converted (but not paid) in the same year, your Deferral Account will be reduced on December 31 of that year by the amount of required FICA withholding. In this case, any interest that was credited to your Deferral Account with respect to the conversion and before December 31 of that year also will be subject to FICA withholding on December 31.

     Interest credited to your Deferral Account in respect of your converted SEUs, if any, will not be subject to FICA tax (with the limited exception noted in the last paragraph).

     As noted in the response to Question 40, a tax rule allows the Company to elect to defer the date that FICA taxes are triggered from the actual vesting date to the last day of the calendar year in which the amounts vest. The Company intends to defer the FICA tax date to the last day of the calendar year in which SEUs vest to facilitate the withholding of your portion of the FICA taxes due. The Company expects that it will satisfy its FICA tax withholding obligation with respect to your SEUs by reducing the number of your outstanding vested SEUs by a number equal in value to the amount of the withholding obligation.

          For Example: Using the facts of the last example, you are subject to FICA tax on the value of 1,000 SEUs on December 31, 2000. If the Per SEU Payment Amount is $25 on December 31, 2000, you will recognize $25,000 of taxable income at that time for FICA purposes. The required FICA withholding will equal $362.50 (this amount is calculated at a rate of 1.45% and assumes that you had reached the Social Security wage base limitation for 2000). The Company will satisfy its withholding obligation by reducing the number of your outstanding vested SEUs by the required withholding amount. The reduction to the number of your vested SEUs will, however, be treated as a taxable distribution to you that will also be subject to income tax withholding. Therefore, the actual amount required to be withheld will be greater than $362.50 and will equal (1) the original $362.50, plus
          (2) the income tax withholding due with respect to the reduction of your SEUs. The actual withholding amount will be approximately $549.24 (assuming a federal withholding rate of 28% and a state withholding rate of 6%) and will be ordinary taxable income to you. If the Per Unit Payment Amount is $25, the Company will reduce your outstanding vested SEUs by 21.9696 units ($549.24 divided by $25) and you will continue to hold 978.0304 vested SEUs. (Note that if you had not reached the Social Security wage base limitation, the Company would also withhold Social Security tax (at 6.2%) until the limitation had been reached, which would increase the amount required to be withheld.)

          Similar treatment will apply to your SEUs that vest in 2001, 2002 and 2003.

     The Company fully expects to satisfy its tax withholding obligations in the manner described above. Thus, the Company's tax withholding obligations (1) should not affect other compensation payable by the Company to you, and (2) should not require you to make a payment to the Company.

42.  Will DCP distributions affect my Social Security benefits after I Retire?

     Yes and no. DCP distributions will not affect the amount of your Social Security benefits. For purposes of Social Security, these amounts are considered "earned" when they are vested; therefore, they do not constitute earned income when they are distributed to you and will not cause any loss of Social Security benefits. However, because the distributions will be considered gross income for federal income tax purposes, they may have the effect of subjecting a portion of your Social Security benefits to federal income taxation. You should discuss these issues in greater detail with your tax advisor.

43. What are the income tax withholding consequences of electing to defer compensation under the DCP?

     Under current law, no income tax withholding is required when you defer compensation, but the Company is required to withhold income tax from DCP distributions. The Company will withhold federal income taxes from distributions at the supplemental wage withholding rate (currently 28%). State and local income tax withholding also may be required, depending on your state of employment. (For example, the California supplemental wage withholding rate is 6%.)

          For example: Using the facts in the second example in the response to Question 40, assume that your vested Deferral Account balance of $45,478.41 increases to $65,000 because of interest and the conversion of your SEUs, then becomes payable to you. You will be paid approximately $42,900 (assuming a state tax withholding rate of 6% and no local tax withholding). This amount equals your total vested Deferral Account balance of $65,000, minus (1) federal income tax withholding of $18,200 (28% of $65,000) and (2) state tax withholding of $3,900 (6% of $65,000). The income taxes that are withheld may not be sufficient to pay the actual tax liability due, and you will be responsible for any shortfall. FICA had already been withheld on the vested amounts. Thus, your distribution, including the interest that was credited after your vested amounts were subject to FICA tax, would not be subject to FICA withholding.

44.  Are amounts paid to my beneficiary taxable income to my beneficiary?

          Any amounts payable to your beneficiary upon or following your death are taxable to your beneficiary as income and, under certain circumstances, may be subject to estate taxes as part of your estate. Your tax advisor can provide you with more information on this topic.

45.  Could a change in tax law affect my benefits?

     Yes. The foregoing discussion is based on current law. Congress may change the relevant tax and Social Security law at any time, and such changes may be retroactive to before the date of enactment. Such changes may have a material effect on the benefit you expect to achieve by deferring income.

          For example, Congress may change the rates of federal income tax in the future. If federal income tax rates increase, you may pay more income tax when amounts credited under the DCP are paid than you would have paid if those amounts had been taxed currently. You should therefore carefully evaluate the after-tax benefits and risks of electing a deferral.

46. What are (1) the local income tax and (2) the foreign income tax consequences of deferrals?

     EIX and EC are unaware of any state and local income tax consequences in the United States of participation in the DCP that differ from the United States federal income tax consequences described above.

     EIX and EC are unaware of any foreign jurisdiction in which you may now be employed by EC in which the income tax consequences to you in that country would be different than those United States federal income tax consequences described above.

Effect on Other Retirement Plan Benefits

47. How will amounts credited or paid under the DCP affect my benefits under other Company-sponsored retirement plans?

     They will not. Income that you would have recognized if you had exercised your Affiliate Options in the ordinary course would have been excluded from your compensation for purposes of determining your benefits under other Company-sponsored retirement plans. Similarly, income recognized in connection with the DCP will be excluded from your compensation for purposes of determining your benefits under other Company-sponsored retirement plans.

Section 16 Consequences

48. What are the Section 16 reporting and matching liability consequences of the SEUs?

     Under Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), an insider is required to report the acquisition of SEUs (on Form 4 or 5), the granting of additional SEUs as dividend equivalents (on Form 4 or Form 5), any forfeiture of SEUs (on Form 4 or 5), and the payment or conversion of SEUs (on Form 4). Executive officers of EIX and members of the EIX Board of Directors are considered "insiders." An executive officer of an EIX affiliate may be deemed an EIX executive officer, and therefore considered an insider, for this purpose.

     Under Section 16(b) of the Exchange Act, an insider may have to pay to EIX the amount of any profit realized from a sale and purchase, or purchase and sale, of EIX equity securities (including derivative securities) that occurs within a six-month period and is not otherwise exempt from Section 16(b). The grant, forfeiture and/or payment (including any automatic conversion to your Deferral Account) of SEUs (including dividend equivalent
     SEUs) should be exempt from Section 16(b) "matching" liability. SEU deferral and payment elections contemplated by the Exchange Offer should also be exempt from Section 16(b) matching liability. If you are an insider and make an election to convert your SEUs to your Deferral Account, your election and the attendant conversion could be deemed to be a matchable "discretionary transaction" under Section 16(b) in certain circumstances and subject you to Section 16(b) matching liability. These rules are complex - your election to convert your SEUs will subject you to Section 16(b) matching liability only if (1) it is made within six months after you elect an opposite-way discretionary transaction (such as a transfer of your 401(k) plan account into the EIX stock fund), and (2) it occurs within six months of a prior non-exempt acquisition of EIX equity securities by you (such as a purchase of EIX common stock on the open market).

     EIX has implemented a compliance program to assist insiders with their reporting obligations and avoidance of Section 16 liability. If you are an insider, you should contact the EIX Corporate Secretary before engaging in any transaction involving your SEUs (including any election to convert your SEUs). You also may contact the EIX Corporate Secretary if you are uncertain whether EIX considers you to be an insider. However, compliance with Section 16 is the sole responsibility of the individual insider, and you should contact your personal attorney as appropriate.

                             ADDITIONAL INFORMATION

     If you have any questions with respect to the Exchange Offer, the DCP, the SEUs, or any other matters discussed in this DCP Summary, please contact EIX Executive Compensation, at the special Exchange Offer telephone line (626/302-5675) or e-mail address (exchange@Edison.com), or at the following address:

                  Executive Compensation
                  Edison International
                  2244 Walnut Grove Avenue, P.O. Box 800
                  Rosemead, California 91770

     After the Exchange Date, you may also contact EIX Executive Compensation at
(626) 302-1025 or (626) 302-7568.

     The Circular, and the documents filed with the Securities and Exchange Commission that are incorporated by reference in the Circular, are incorporated by reference into this DCP Summary. If you need another copy of the Circular, contact EIX Executive Compensation at the above address or telephone number. For information with respect to the documents filed with the Securities and Exchange Commission that are incorporated by reference, see "Additional Information; Incorporation of Documents by Reference" in the Circular.

                                  ATTACHMENT A

                       DEFERRED COMPENSATION PLAN DOCUMENT

                              EDISON INTERNATIONAL

                                AFFILIATE OPTION

                           DEFERRED COMPENSATION PLAN



                         Effective as of August 7, 2000.

                                TABLE OF CONTENTS
                                                                           Page
                                                                           ----
                                    ARTICLE 1
                                   DEFINITIONS


                                    ARTICLE 2
                                  PARTICIPATION

2.1  Commencement.............................................................4
2.2  Continuation of Participation............................................5

                                ARTICLE 3
                           EMPLOYEE DEFERRALS

3.1  Participation Election...................................................5
3.2  Vesting..................................................................5

                                ARTICLE 4
                     DEFERRAL ACCOUNTS AND INTEREST

4.1  Deferral Accounts........................................................6
4.2  Crediting Deferral Accounts..............................................6
4.3  Debiting Deferral Accounts...............................................7
4.4  Statement of Deferral Accounts...........................................7
4.5  Interest.................................................................7

                                ARTICLE 5
                           RETIREMENT BENEFITS

5.1  Amount of Benefits.......................................................7
5.2  Form of Benefits.........................................................8
5.3  Commencement of Benefits.................................................8
5.4  Small Benefit Exception..................................................8

                                ARTICLE 6
                   TERMINATION OF EMPLOYMENT BENEFITS

6.1  Termination of Employment................................................8
6.2  Termination of Employment With Cause.....................................9

                                ARTICLE 7
                             DEATH BENEFITS

7.1  Pre-Retirement Death Benefits............................................9
7.2  Post-Retirement or Total Disability Death Benefits......................10
7.3  Post-Termination Death Benefits.........................................10

7.4  Change in the Form of Benefits..........................................10
7.5  Small Benefit Exception.................................................10

                                 ARTICLE 8
                         TOTAL DISABILITY BENEFITS

8.1  Amount of Benefits......................................................10
8.2  Form of Benefits and Small Benefit Exception............................11
8.3  Commencement of Benefits................................................11

                                 ARTICLE 9
                          IN-SERVICE WITHDRAWALS

9.1  Scheduled Withdrawals...................................................11
9.2  Unscheduled Withdrawals.................................................12
9.3  Severe Financial Hardship Withdrawals...................................12

                                ARTICLE 10
                      CONDITIONS RELATED TO BENEFITS

10.1 Nonassignability........................................................12
10.2 No Right to Assets......................................................13
10.3 Protective Provisions...................................................13
10.4 Taxes, Tax Withholding..................................................13
10.5 Employer's Right to Defer Payment.......................................13
10.6 Termination of Employment...............................................14
10.7 Payments on Behalf of Persons Under Incapacity..........................14

                                ARTICLE 11
                            PLAN ADMINISTRATION

11.1  General................................................................14
11.2  Administrator Action...................................................14
11.3  Powers and Duties of the Administrator.................................14
11.4  Construction and Interpretation........................................15
11.5  Information............................................................15
11.6  Compensation, Expenses and Indemnity...................................15

                                ARTICLE 12
                          BENEFICIARY DESIGNATION

12.1  Beneficiary Designations - General.....................................16
12.2  Payments to Minors.....................................................16

                                ARTICLE 13
                     AMENDMENT OR TERMINATION OF PLAN

13.1  Amendment of Plan......................................................17
13.2  Termination of Plan....................................................17
13.3  Amendment or Termination After Change in Control.......................17
13.4  Exercise of Power to Amend or Terminate................................17
13.5  Constructive Receipt Termination.......................................17

                                ARTICLE 14
                     CLAIMS AND ARBITRATION PROCEDURES

14.1  Claims and Review Procedures...........................................18
14.2  Dispute Arbitration....................................................18

                                ARTICLE 15
                               MISCELLANEOUS

15.1  Successors.............................................................19
15.2  ERISA Plan.............................................................19
15.3  Trust..................................................................19
15.4  Employment Not Guaranteed..............................................19
15.5  Continued Service......................................................19
15.6  Gender, Singular and Plural............................................19
15.7  Captions...............................................................20
15.8  Validity...............................................................20
15.9  Waiver of Breach.......................................................20
15.10 Expenses...............................................................20
15.11 Applicable Law.........................................................20
15.12 Notice.................................................................20

                              EDISON INTERNATIONAL

                   AFFILIATE OPTION DEFERRED COMPENSATION PLAN

                         Effective as of August 7, 2000

                                    PREAMBLE

     WHEREAS, the outstanding Edison Mission Energy and Edison Capital Affiliate Options granted under the Edison International Equity Compensation Plan, the Edison International Officer Long-Term Incentive Compensation Plan and the Edison International Management Long-Term Incentive Compensation Plan may be exchanged pursuant to the Affiliate Option Exchange Offer; and

     WHEREAS, it has been proposed to establish a deferred compensation plan that would permit the deferral of any amounts realized by Participants who elect to accept the Affiliate Option Exchange Offer for their outstanding Affiliate Options.

     NOW THEREFORE, the Edison International Affiliate Option Deferred Compensation Plan is established subject to the terms and conditions set forth herein.

                                    ARTICLE 1
                                   DEFINITIONS

     Whenever the following words or phrases are used in the Plan with the first letter capitalized, they shall have the meanings specified below.

     Administrator means the Compensation and Executive Personnel Committee of the Board of Directors of EIX.

     Affiliate means EIX or any corporation or entity which, along with EIX, is a component member of a "controlled group of corporations" within the meaning of
Section 414(b) of the Code.

     Affiliate Option means an Edison Mission Energy or Edison Capital affiliate option performance award awarded to an Eligible Person pursuant to the terms of the EIX Officer Long-Term Incentive Compensation Plan, the EIX Management Long-Term Incentive Compensation Plan, or the EIX Equity Compensation Plan.

     Affiliate Option Exchange Offer or Exchange Offer means the offers by the Participating Affiliates which expire on August 7, 2000 to exchange all outstanding Affiliate Options for Cash Exchange Amounts and SEUs under the terms and conditions set forth in the Exchange Offer Circulars.

     Beneficiary means the person or persons, or entity, entitled in accordance with Article 12 to receive all or a portion of a Participant's Plan benefits upon the Participant's death.

     Cash Exchange Amounts means the amounts, determined in accordance with the Exchange Offer Circular, that would become payable to a Participant in cash in 2001, 2002 and 2003 as a result of the Participant's acceptance of the Affiliate Option Exchange Offer, including any cash that would become payable in lieu of SEUs to an Eligible Person who is no longer employed by the Affiliates on the Exchange Date.

     Cause means the willful failure by a Participant to substantially perform his or her duties for an Affiliate or the willful engaging by a Participant in conduct which is injurious to an Affiliate, monetarily or otherwise.

     Change in Control means any event that triggers a "Distribution Date" under the Rights Agreement approved by the EIX Board of Directors on November 20, 1996, as amended on September 16, 1999.

     Code means the United States Internal Revenue Code of 1986, as amended from time to time.

     Conversion Election means a Participant's written election, filed on a form and in a manner prescribed by the Administrator for this purpose, to convert all of the Participant's vested SEUs into a dollar credit to the Participant's Deferral Account in accordance with such Participant's Participation Election and Section 3.1.

     Deferral Account means the notional account for each Participant established for recordkeeping purposes to which amounts deferred under the Plan, denominated in cash, and interest thereon, is allocated under Article 4 of the Plan.

         EIX means Edison International or any successor corporation.

     Eligible Person means an individual who (a) is designated by a Participating Affiliate as eligible to participate in the Plan, and (b) is employed by an Affiliate on the Exchange Date (unless such individual's employment with an Affiliate terminated due to his or her Retirement or following his or her Total Disability), and (c) satisfies one of the requirements set forth in the following paragraph:

                  An individual must satisfy at least one of the following three criteria to qualify as an Eligible Person: (a) he or she had individual Income (as defined below) in excess of $200,000 in each of 1998 and 1999 and reasonably expects to reach the same level in 2000, (b) he or she had joint Income with his or her spouse in excess of $300,000 in each of 1998 and 1999 and reasonably expects to reach the same level in 2000, or (c) he or she has an individual Net Worth (as defined below) or a joint Net Worth with his or her spouse in excess of $1,000,000. When making a Participation Election, an otherwise Eligible Person must attest, in writing in the Participation Election, to the fact that he or she satisfies one of these three criteria or the Participation Election shall be ineffective. The Administrator may rely on such representation in determining whether the individual is an Eligible Person. For purposes of this paragraph, the following definitions shall apply:

                           "Income" means the sum of the individual's (or, with
                  respect to the joint Income test, the individual's and his or her spouse's): (i) total gross wages and bonuses actually paid by an Affiliate or another employer, (ii) interest (whether taxable or non-taxable) and dividends received, (iii) gains or other income realized from investments (unrealized appreciation in the value of assets does not count as income for this purpose), and (iv) similar amounts of income actually paid or realized. "Income" is determined before taking into account taxes, deductions that may reduce income for tax purposes, deductions on account of contributions to a 401(k) retirement plan or nonqualified deferred compensation plan, and other expenses.

                           "Net Worth" means the total current value of the
                  individual's (or, with respect to the joint Net Worth test, the individual's and his or her spouse's) assets (including houses, other real estate, automobiles, investments and the value of vested Affiliate Options) minus his or her debts (including mortgages and other loans).

     Employer means the Participating Affiliate that employed the Participant at the time the Participant's Affiliate Option was awarded.

     ERISA means the United States Employee Retirement Income Security Act of 1974, as amended from time to time.

     Exchange Date means the date, determined in accordance with the Exchange Offer Circular, that the Affiliate Option Exchange Offer becomes effective and Affiliate Options are exchanged for Cash Exchange Amounts and SEUs.

     Exchange Offer Circular means either the document describing the offer to exchange Edison Mission Energy Affiliate Options, dated July 3, 2000, or the document describing the offer to exchange Edison Capital Affiliate Options, dated July 3, 2000.

     100% 10-Year Rate means an annual interest rate effective for a calendar year that is equivalent to 100% of the 120-month average annual rate of 10-year U.S. Treasury Notes determined as of October 15 of the preceding year.

     120% 10-Year Rate means an annual interest rate effective for a calendar year that is equivalent to 120% of the 120-month average annual rate of 10-year U.S. Treasury Notes determined as of October 15 of the preceding year.

     Participant means an Eligible Person who has filed a valid and effective Participation Election in accordance with Section 3.1.

     Participating Affiliate means EIX, Edison Mission Energy, or Edison
Capital.

     Participation Election means a Participant's written election, on a form and filed in a manner prescribed by the Administrator for this purpose, to defer Cash Exchange Amounts and/or SEU Exchange Amounts under the Plan in accordance with Section 3.1.

     Plan means this Edison International Affiliate Option Deferred Compensation Plan, as amended from time to time.

     Retirement means a Participant's termination of employment with the Affiliates after attainment of age 55 and after completion of at least five years of service with an Affiliate, as determined by the Administrator.

     Scheduled Withdrawal means a distribution of all or a portion of a Participant's vested Deferral Account as elected by the Participant in accordance with Section 9.1 of the Plan.

     Severe Financial Hardship means a financial hardship to a Participant that results from: (a) a sudden and unexpected illness or accident suffered by a Participant or his or her dependent(s), (b) loss of the Participant's property due to casualty, or (c) other similar extraordinary and unforeseeable circumstances that arise as a result of events beyond a Participant's control. Examples of what will not be considered a Severe Financial Hardship include the Participant's need to pay college expenses for a dependent or the Participant's desire to purchase a home.

         Severe Financial Hardship Withdrawal means a distribution of all or a portion of a Participant's vested Deferral Account in accordance with Section
9.3 of the Plan.

     SEU means a stock equivalent unit granted to a Participant as a result of the Participant's acceptance of the Affiliate Option Exchange Offer.

     SEU Exchange Amounts means the amounts that would otherwise be paid to a Participant in cash in respect of the Participant's SEUs, had the Participant not elected to defer such payment in accordance with the Plan.

     Total Disability means the permanent and total disability of a Participant as determined by the Benefits Committee of EIX, in its discretion.

     Unscheduled Withdrawal means a distribution of all or a portion of a Participant's vested Deferral Account in accordance with Section 9.2 of the Plan.

     Valuation Date means the last day of the month in which a Participant's termination of employment occurs, or for the purposes of calculating Scheduled, Unscheduled and Severe Financial Hardship Withdrawals under Article 9, the day before such a withdrawal is made.

                                    ARTICLE 2
                                  PARTICIPATION

2.1       Commencement.

     An Eligible Person will become a Participant in the Plan as of the Exchange Date if he or she files a valid and effective Participation Election.

2.2       Continuation of Participation.

     Once a Deferral Account balance has been established, a Participant or Beneficiary will continue as a Participant or Beneficiary under the Plan as long as a balance remains in his or her Deferral Account.

                                   ARTICLE 3
                               EMPLOYEE DEFERRALS

3.1       Participation Election.

     (a) Cash Exchange Amounts Deferral. An Eligible Person may make a one-time election to defer his or her Cash Exchange Amounts under the Plan by completing and submitting a Participation Election, which sets forth the Eligible Person's Cash Exchange Amounts deferral election, to the Administrator by August 7, 2000. All of the Eligible Person's Cash Exchange Amounts, or the Eligible Person's Cash Exchange Amounts in excess of a specified dollar amount, may be deferred under the Plan.

     (b) SEU Exchange Amounts Deferral. An Eligible Person may make a one-time election to defer 100%, but not less than 100%, of his or her SEU Exchange Amounts under the Plan by completing and submitting a Participation Election, which sets forth the Eligible Person's SEU Exchange Amounts deferral election, to the Administrator by August 7, 2000.

     (c) Irrevocable Election. A Participant's Participation Election is irrevocable once filed.

3.2       Vesting.

     (a) Vesting in Deferral Accounts Upon Termination of Employment. A Participant's right to receive Cash Exchange Amounts deferred under Section 3.1(a) and any interest thereon will be subject to the vesting terms and conditions of the original Affiliate Option awards. To that end, the portion of a Participant's Cash Exchange Amounts attributable to vested Affiliate Options (and interest thereon) shall be vested as of the Exchange Date. The portion of the Participant's Cash Exchange Amounts attributable to unvested Affiliate Options (and interest thereon) will vest on January 2, 2001, 2002, or 2003, as applicable. Cash Exchange Amounts deferred under Section 3.1(a) (and interest thereon) that are not vested on the Exchange Date will be conditionally credited to a Participant's Deferral Account and will be forfeited to the extent such amounts are not vested upon the termination of the Participant's employment with the Affiliates. Amounts credited to a Participant's Deferral Account that relate to SEU Exchange Amounts shall be fully vested since only a Participant's vested SEUs can be converted to a dollar credit to his or her Deferral Account.

     (b) Vesting in Deferral Accounts Upon Retirement, Total Disability or Death. A Participant whose employment with the Affiliates terminates on account of the Participant's Retirement, death, or following his or her Total Disability, will become vested in a pro rata portion of any Cash Exchange Amounts credited to his or her Deferral Account that are attributable to Affiliate Options granted in 1998 and/or 1999. In such event, X% of the aggregate amount credited to the Participant's Deferral Account attributable to 1998 Affiliate

Options shall be vested, and X% of the aggregate amount credited to the Participant's Deferral Account attributable to 1999 Affiliate Options shall be vested. For this purpose, X shall be determined by dividing (i) the completed months that have elapsed between the date the Participant's 1998 Affiliate Options or 1999 Affiliate Options, as the case may be, were granted and the date of the Participant's termination of employment with the Affiliates, by (ii) 48.

     (c) Vesting Upon a Change in Control. A Participant shall automatically be 100% vested in the balance credited to his or her Deferral Account upon a Change in Control.

                                   ARTICLE 4
                         DEFERRAL ACCOUNTS AND INTEREST

4.1       Deferral Accounts.

     Solely for record keeping purposes, the Administrator will maintain a Deferral Account for each Participant to which Cash Exchange Amounts and/or SEU Exchange Amounts deferred under Section 3.1 and the interest thereon shall be credited. The Administrator may subdivide a Participant's Deferral Account into separate sub-accounts to keep track of the portions of the Participant's Deferral Account balance that are subject to different vesting schedules.

4.2       Crediting Deferral Accounts.

     (a) Cash Exchange Amounts. The portion of each Participant's Cash Exchange Amount that the Participant elects to defer in accordance with his or her Participation Election shall be credited to his or her Deferral Account as of the Exchange Date.

     (b) SEU Exchange Amounts. If an Eligible Person elects to defer his or her SEU Exchange Amounts in accordance with Section 3.1(b), all of the Eligible Person's vested SEUs shall be converted to a dollar credit to his or her Deferral Account as of the day after his or her Conversion Election is received by the Administrator. A Participant may file a Conversion Election with respect to his or her vested SEUs at any time (i) after the first anniversary of the Exchange Date and (ii) before the earlier of the third anniversary of the Exchange Date or the date the Participant's employment with the Affiliates terminates. A Participant's Conversion Election is irrevocable once filed. To the extent a Participant's employment with the Affiliates terminates before the third anniversary of the Exchange Date and the Participant elected a deferral of his or her SEU Exchange Amounts, all vested SEUs that have not previously been converted pursuant to a Conversion Election shall automatically be converted to a dollar credit to his or her Deferral Account as of the later of the first anniversary of the Exchange Date or the day following the termination of the Participant's employment with the Affiliates. If an Eligible Person elects a deferral of his or her SEU Exchange Amounts, all of the Participant's outstanding vested SEUs that have not been converted to a dollar credit to his or her Deferral Account prior to the third anniversary of the Exchange Date shall automatically be converted to a dollar credit to the Participant's Deferral Account as of the third anniversary of the Exchange Date. The dollar amount to be credited to a Participant's Deferral Account upon conversion of his or her SEUs shall be calculated in accordance with Section 9(c), 9(d), or 9(e), as applicable, of the Statement of Terms and Conditions applicable to the Participant's SEU Award Certificate.

4.3       Debiting Deferral Accounts.

     Each Participant's Deferral Account shall be reduced by the amount of his or her distributions, withdrawals, amounts used to satisfy applicable tax withholding obligations, and any forfeited unvested Cash Exchange Amounts and the interest thereon. A Participant shall have no further rights with respect to an SEU if such SEU is converted to a dollar credit to his or her Deferral Account in accordance with Section 4.2(b).

4.4       Statement of Deferral Accounts.

     In accordance with procedures established by the Administrator, each Participant shall receive a statement indicating the balance credited to his or her Deferral Account at the end of each calendar quarter, or more or less frequently as determined by the Administrator.

4.5       Interest.

     All interest shall be compounded annually and credited to Participants' Deferral Accounts on a daily basis at the following rates:

     (a) 120% 10-Year Rate. Each Participant's Deferral Account balance shall earn interest at the 120% 10-Year Rate, as in effect from time to time, from the date a balance is first credited to that Deferral Account until the date that such Deferral Account balance is zero.

     (b) 100% 10-Year Rate. Notwithstanding Section 4.5(a), any Participant who terminates employment with the Affiliates (other than by reason of the Participant's Retirement, death, of following the Participant's Total Disability), and whose Deferral Account balance is to be distributed in installments rather than a single lump sum payment, shall earn interest on his or her Deferral Account balance beginning on the date his or her employment with the Affiliates terminates until the date that such account balance is zero at the 100% 10-Year Rate, as in effect from time to time (rather than the 120% 10-Year Rate applicable until the date the Participant's employment terminates).

                                    ARTICLE 5
                               RETIREMENT BENEFITS

5.1       Amount of Benefits.

     Following a Participant's Retirement, the Participant's Employer will pay the Participant a retirement benefit in the form elected by the Participant in accordance with Section 5.2, based on the vested balance of the Participant's Deferral Account as of the Valuation Date. If paid as a lump sum, the retirement benefit will be equal to the vested balance of the Participant's Deferral Account. If paid in installments, the installments will be paid in amounts that will amortize the Participant's vested Deferral Account balance with interest credited at the 120% 10-Year Rate, as in effect from time to time, over the period of time benefits are to be paid. For purposes of calculating installments, the Participant's Deferral Account will be valued as of December 31 each year, and subsequent installments will be adjusted for the next calendar year according to procedures established by the Administrator.

5.2       Form of Benefits.

     A Participant may elect on his or her Participation Election to have his or her Retirement benefits paid in cash:

     (a)  in a lump sum,

     (b) in monthly installments paid over the Participant's choice of 60, 120, or 180 months, or

     (c) in an initial lump sum of a specified percentage or dollar amount of the Participant's Deferral Account, with the remainder paid in monthly installments over the Participant's choice of 60, 120, or 180 months.

     If no valid election is made, the Participant will be deemed to have elected monthly installments over 180 months. A Participant may change the form of benefits elected by filing a new written election, on a form and in a manner prescribed by the Administrator, with the Administrator; provided, however, that if such new written election is received by the Administrator less than 13 months prior to the date of the Participant's Retirement, such new written election shall be ineffective and the Participant's benefits will be distributed in accordance with the payout election (or deemed election) in effect 13 months prior to the date of the Participant's Retirement.

5.3       Commencement of Benefits.

     Retirement benefits will be paid or installments will commence within 60 days after the date of the Participant's Retirement, but in no event earlier than January 2, 2002 or as soon as administratively practicable thereafter.

5.4       Small Benefit Exception.

     Notwithstanding the provisions of Section 5.2, the Administrator may, in its sole discretion:

     (a) pay benefits in a single lump sum if the sum of all benefits payable to the Participant is less than or equal to $3,500, or

     (b) reduce the number of monthly installments elected by the Participant if necessary to produce a monthly benefit of at least $300.

                                   ARTICLE 6
                       TERMINATION OF EMPLOYMENT BENEFITS

6.1       Termination of Employment.

     (a) Amount of Benefits. Upon termination of a Participant's employment with the Affiliates (other than due to the Participant's Retirement, death, or following the Participant's Total Disability), the Participant's Employer will pay the Participant a benefit in the form elected by the Participant in accordance with Section 6.1(b), based on the vested balance of the Participant's Deferral Account as of the Valuation Date. If paid as a lump sum, the benefit will be equal to the vested balance of the Participant's Deferral Account. If paid in installments, the installments will be paid in amounts that will amortize the Participant's vested Deferral Account balance with interest credited at the 100% 10-Year Rate, as in effect from time to time, over the period of time benefits are to be paid. For purposes of calculating installments, the Participant's Deferral Account will be valued as of December 31 each year, and subsequent installments will be adjusted for the next calendar year according to procedures established by the Administrator.

     (b) Form of Benefits and Small Benefit Exception. A Participant may elect on his or her Participation Election to have his or her benefit paid in cash:

     (i)  in a lump sum, or

     (ii) in three annual installments.

     If no valid election is made on the Participation Election, the Participant will be deemed to have elected a lump sum. The small benefit provisions of
Section 5.4 shall apply to benefits payable in accordance with this Section 6.1. The election of the form of benefit under this Section 6.1(b) is irrevocable once the Participant files his or her Participation Election.

     (c) Commencement of Benefits. Benefits will be paid or installments will commence within 60 days after the date of the Participant's termination of employment, but in no event earlier than January 2, 2002 or as soon as administratively practicable thereafter.

6.2       Termination of Employment With Cause.

     Notwithstanding anything in Section 6.1 to the contrary, upon an Affiliate's termination of a Participant's employment with Cause, the Participant's Employer will pay the vested balance of the Participant's Deferral Account as of the Valuation Date. Such payment shall be made in a single lump sum within 60 days after the Participant's employment is terminated with Cause, but in no event earlier than January 2, 2002 or as soon as administratively practicable thereafter. The Employer may pay such benefits to the Participant earlier if the Employer so elects.

                                   ARTICLE 7
                                 DEATH BENEFITS

7.1       Pre-Retirement Death Benefits.

     If a Participant dies while actively employed by an Affiliate, the Participant's Employer will pay such Participant's Beneficiary the vested balance of the Participant's Deferral Account as of the Valuation Date. Such death benefits shall be paid to the Beneficiary in the form elected by the Participant in accordance with Section 5.2. If paid as a lump sum, the benefit will be equal to the vested balance of the Participant's Deferral Account. If paid in installments, the installments will be paid in amounts that will amortize the Participant's vested Deferral Account balance with interest credited at the 120% 10-Year Rate, as in effect from time to time, over the period of time benefits are to be paid. For purposes of calculating installments, the Participant's

Deferral Account will be valued as of December 31 each year, and subsequent installments will be adjusted for the next calendar year according to procedures established by the Administrator. Benefits will be paid or installments will commence as soon as administratively practicable following the Participant's death, but in no event earlier than January 2, 2002 or as soon as administratively practicable thereafter.

7.2 Post-Retirement or Total Disability Death Benefits.

     If a Participant dies (a) after Retirement or (b) after the Participant's employment by an Affiliate terminates following the Participant's Total Disability, the Participant's Employer will pay the remaining balance of the Participant's Deferral Account to the Participant's Beneficiary at the same time and in the same form as such benefits would have otherwise been paid to the Participant.

7.3       Post-Termination Death Benefits.

     If a Participant dies following termination of employment with an Affiliate for reasons other than (a) Retirement or (b) following the Participant's Total Disability, but prior to the payment of all benefits under the Plan, the Participant's Employer will pay the remaining vested balance of the Participant's Deferral Account to the Beneficiary in a lump sum as soon as administratively practicable following the Participant's death, but in no event earlier than January 2, 2002 or as soon as administratively practicable thereafter.

7.4       Change in the Form of Benefits.

     Beneficiaries may petition the Administrator once, and only after the death of the Participant, for a change in the form of death benefits. The Administrator may, in its sole and absolute discretion, choose to grant or deny such a petition.

7.5       Small Benefit Exception.

         Notwithstanding the foregoing provisions of Section 7.1 and 7.2 set forth above, the Administrator may, in its sole discretion:

     (a) pay death benefits in a single lump sum if the sum of all benefits payable to the Beneficiary is less than or equal to $3,500, or

     (b) reduce the number of monthly installments elected by the Participant if necessary to produce a monthly death benefit of at least $300.

                                   ARTICLE 8
                            TOTAL DISABILITY BENEFITS

8.1       Amount of Benefits.

     Upon termination of a Participant's employment by an Affiliate following his or her Total Disability, the Participant's Employer will pay the Participant a benefit in the form elected by the Participant in accordance with Section 5.2, based on the vested balance of the

Participant's Deferral Account as of the Valuation Date. If paid as a lump sum, the benefit will be equal to the vested balance of the Participant's Deferral Account. If paid in installments, the installments will be paid in amounts that will amortize the Participant's vested Deferral Account balance with interest credited at the 120% 10-Year Rate, as in effect from time to time, over the period of time benefits are to be paid. For purposes of calculating installments, the Participant's Deferral Account will be valued as of December 31 each year, and subsequent installments will be adjusted for the next calendar year according to procedures established by the Administrator.

8.2       Form of Benefits and Small Benefit Exception.

     Benefits shall be paid in the form elected by the Participant in accordance with Section 5.2 and all the provisions of Section 5.2 (Form of Benefits) and
Section 5.4 (Small Benefit Exception) shall apply to all benefit payments made upon the Participant's termination of employment following his or her Total Disability.

8.3       Commencement of Benefits.

     Benefits will be paid or installments will commence within 60 days following termination of the Participant's employment, but in no event earlier than January 2, 2002 or as soon as administratively practicable thereafter.

                                   ARTICLE 9
                             IN-SERVICE WITHDRAWALS

9.1       Scheduled Withdrawals.

     (a) Election. A Participant may elect on his or her Participation Election to receive distribution of a specified dollar amount of his or her vested Deferral Account at a specified year in the future. Such election, if made, must be on the Participant's Participation Election at the time it is initially submitted to the Administrator and shall be irrevocable once filed. A Participant may elect only one Scheduled Withdrawal and only one distribution year. Any Scheduled Withdrawal election will be ineffective if the Participant ceases to be employed by an Affiliate prior to the date the Scheduled Withdrawal is to be distributed.

     (b) Timing and Form. The year specified for the Scheduled Withdrawal may not be earlier than 2002. Scheduled Withdrawals for 2002 shall be paid in a lump sum as soon as administratively practicable following the second anniversary of the Exchange Date. Scheduled Withdrawals for years after 2002 shall be paid in a lump sum on or as soon as administratively practicable following January 1st of the year specified in the Participation Election.

     (c) Inadequate Deferral Account Balance. If a Participant has elected a Scheduled Withdrawal in an amount greater than the Participant's vested Deferral Account balance on the Scheduled Withdrawal payment date and the Participant elected to defer his or her SEU Exchange Amounts, a portion of such Participant's vested SEUs shall be converted to a dollar credit to the Participant's Deferral Account in accordance with Section 9(f) of the Statement of Terms and Conditions applicable to the Participant's SEU Award Certificate. Such conversion shall be in an amount sufficient to satisfy the Participant's Scheduled Withdrawal payment election. If the conversion of vested SEUs described in the preceding sentences is insufficient to fulfill such Participant's Scheduled Withdrawal payment election, then such Participant shall receive only a Scheduled Withdrawal of his or her entire vested Deferral Account balance (after conversion of any vested SEUs) and will not receive any additional Scheduled Withdrawal distributions if and when any additional Deferral Account balances vest or SEUs are converted.

     (d) Remaining Deferral Account. The remainder, if any, of the Participant's Deferral Account following payment of a Scheduled Withdrawal (and any amount credited upon a subsequent conversion of SEUs) will remain credited to that Deferral Account and will be distributed according to the other terms of the Plan and the Participant's Participation Election.

9.2       Unscheduled Withdrawals.

     A Participant may elect, on a form provided and in a manner prescribed by the Administrator, to withdraw between 25% and 100% (in whole percentages) of his or her vested Deferral Account balance at any time following the second anniversary of the Exchange Date. A Participant who makes an Unscheduled Withdrawal shall pay a penalty of 10% of the amount elected to be withdrawn which shall be deducted from the amount of the Unscheduled Withdrawal otherwise payable and forfeited to the Employer. The 10% penalty percentage shall be reduced to 5% of the amount elected to be withdrawn in the case of Unscheduled Withdrawals received within two years following a Change in Control. The following Unscheduled Withdrawal elections shall be treated as an election to make an Unscheduled Withdrawal of 100% of the Participant's vested Deferral Account balance: (a) an Unscheduled Withdrawal of over 75% of the Participant's vested Deferral Account balance, or (b) an Unscheduled Withdrawal which leaves a vested Deferral Account balance of $3,500 or less. The Unscheduled Withdrawal shall be paid within 30 days after the date the Administrator receives an Unscheduled Withdrawal election from the Participant.

9.3       Severe Financial Hardship Withdrawals.

     A Participant may elect, on a form and in a manner prescribed by the Administrator, to withdraw all or a portion of his or her vested Deferral Account balance at any time without penalty on account of his or her Severe Financial Hardship, provided that the Administrator approves the Participant's Severe Financial Hardship Withdrawal. However, a Severe Financial Hardship Withdrawal shall not exceed the amount needed by the Participant to alleviate the Severe Financial Hardship, plus the amount of taxes that will be withheld from such withdrawal. The Administrator is the final arbiter of whether a particular set of factual circumstances constitutes a Severe Financial Hardship to a Participant and the Administrator's decision shall be final and binding. The amount of a Severe Financial Hardship Withdrawal that is approved by the Administrator shall be paid in a lump sum as soon as administratively practicable following the Administrator's approval.

                                   ARTICLE 10
                         CONDITIONS RELATED TO BENEFITS

10.1       Nonassignability.

     The benefits provided under the Plan may not be alienated, assigned, transferred, pledged or hypothecated by or to any person or entity, at any time or in any manner whatsoever. These benefits will be exempt from the claims of creditors of any Participant or other claimants and from all orders, decrees, levies, garnishments or executions against any Participant to the fullest extent allowed by law. Notwithstanding the foregoing, the benefit payable to a Participant may be assigned in full or in part, pursuant to a domestic relations order of a court of competent jurisdiction or, following the Participant's death, may be paid to the Participant's Beneficiary.

10.2       No Right to Assets.

     The benefits paid under the Plan will be paid from the general assets of the respective Employer (or, in the event that Employer becomes insolvent, from the general assets of EIX), and Participants and Beneficiaries will be no more than unsecured general creditors of the Employer or EIX with no special or prior rights, claims or interests in any assets of the Employer and/or EIX for payment of any obligations hereunder. To that end, EIX guarantees the Plan obligations of each other Employer should that Employer become insolvent. The Participant will have no claim to benefits from any other Affiliate.

10.3       Protective Provisions.

     Participants and Beneficiaries will cooperate with the Administrator by furnishing any and all information requested by the Administrator to facilitate the payment of benefits hereunder, taking such physical examinations as the Administrator may deem necessary, and taking such other actions as may be requested by the Administrator. If any Participant or Beneficiary refuses to cooperate, the Administrator and the Employer will have no further obligation to such Participant or Beneficiary under the Plan.

10.4       Taxes, Tax Withholding.

     Each Participant, former Participant and Beneficiary shall be solely responsible for all income and employment taxes arising in connection with participation in the Plan or becoming entitled to benefits under the Plan. The Administrator may reduce the amount of any benefit otherwise payable under the Plan by the amount of any federal, state or local income tax withholding requirements and Social Security, Medicare or other employee tax requirements applicable to the payment of benefits under the Plan. To the extent the Administrator can not or does not satisfy such withholding obligations in that manner, Participants and Beneficiaries will make appropriate arrangements, as a condition to the payment of any benefit, with the Administrator for satisfaction of any such withholding obligation.

10.5       Employer's Right to Defer Payment.

     If the Administrator determines that an Employer's ability to take a tax deduction for one or more payments to be made under the Plan is, or reasonably could be, limited by Code Section 162(m), the Employer may elect to defer such payment(s) until a year in which the Administrator determines that the Employer's tax deduction for such payment(s) is not, or is reasonably not expected to be, limited by Code Section 162(m). Any payments deferred under this
Section 10.5 shall remain in the Deferral Account of an affected Participant and shall continue to earn interest at the rate applicable to that Deferral Account.

10.6       Termination of Employment.

     For all purposes of the Plan, a termination of a Participant's employment shall not be deemed to occur if the Participant's employment by one Affiliate terminates and, within 30 days of that termination, the Participant is reemployed by the same or another Affiliate.

10.7       Payments on Behalf of Persons Under Incapacity.

     In the event that any amount becomes payable under the Plan to a person who, in the sole judgement of the Administrator, is considered by reason of physical or mental condition to be unable to give a valid receipt therefor, the Administrator may direct that such payment be made to any person found by the Administrator, in its sole judgement, to have assumed the care of such person. Any payment made pursuant to such determination shall constitute a full release and discharge of the Administrator, the Employer and all other Affiliates.

                                   ARTICLE 11
                               PLAN ADMINISTRATION

11.1       General.

     The Administrator will administer the Plan and interpret, construe and apply its provisions in accordance with its terms and will provide direction and oversight as necessary to EIX management to whom day-to-day Plan operations are delegated.

11.2       Administrator Action.

     The Administrator shall act at meetings by affirmative vote of a majority of the members of the Administrator. Any action permitted to be taken at a meeting may be taken without a meeting if, prior to such action, a written consent to the action is signed by all members of the Administrator and such written consent is filed with the minutes of the proceedings of the Administrator. A member of the Administrator shall not vote or act upon any matter which relates solely to himself or herself as a Participant. The Chairman or any other member or members of the Administrator designated by the Chairman may execute any certificate or other written direction on behalf of the Administrator.

11.3       Powers and Duties of the Administrator.

     The Administrator shall have all powers necessary to accomplish its purposes under Section 11.1, including, but not by way of limitation, the power:

     (a)  To construe and interpret the terms and provisions of the Plan;

     (b) To compute and certify the amount and kind of benefits payable to Participants and their Beneficiaries, to determine the time and manner in which such benefits are paid, and to determine the amount of withholding taxes to be deducted pursuant to Section 10.4;

     (c) To maintain all records that may be necessary for the administration of the Plan;

     (d) To provide for the disclosure of all information and the filing or provision of all reports and statements to Participants, Beneficiaries or governmental agencies as shall be required by law;

     (e) To make and publish such rules for the regulation of the Plan and procedures for the administration of the Plan as are not inconsistent with the terms hereof; and

     (f) To appoint a plan administrator or any other agent, and to delegate to them such powers and duties in connection with the administration of the Plan as the Administrator may from time to time prescribe.

11.4       Construction and Interpretation.

     The Administrator shall have full discretion to construe and interpret the terms and provisions of the Plan, which interpretation or construction shall be final and binding on all parties, including but not limited to each Participating Affiliate and any Participant or Beneficiary. The Administrator shall administer such terms and provisions in a uniform and nondiscriminatory manner and in full accordance with any and all laws applicable to the Plan.

11.5       Information.

     To enable the Administrator to perform its functions, each Participating Affiliate shall supply full and timely information to the Administrator on all matters relating to the compensation of all Participants, their Cash Exchange Amounts and SEU Exchange Amounts, their death or other cause of termination, and such other pertinent facts as the Administrator may require.

11.6       Compensation, Expenses and Indemnity.

     The members of the Administrator shall serve without compensation for their services hereunder. The Administrator is authorized at the expense of the Participating Affiliates to employ such legal counsel as it may deem advisable to assist in the performance of its duties hereunder. Expenses and fees in connection with the administration of this Plan shall be paid by the Participating Affiliates. To the extent permitted by applicable state law, the Participating Affiliates shall indemnify and save harmless the Administrator and each member thereof, and delegates of the Administrator who are employees of a Participating Affiliate, against any and all expenses, liabilities and claims, including legal fees to defend against such liabilities and claims arising out of their discharge in good faith of responsibilities under or incident to the Plan, other than expenses and liabilities arising out of willful misconduct. This indemnity shall not preclude such further indemnities as may be available under insurance purchased by the Participating Affiliates or provided by the Participating Affiliates under any bylaw, agreement or otherwise, as such indemnities are permitted under state law.

                                   ARTICLE 12
                             BENEFICIARY DESIGNATION

12.1       Beneficiary Designations - General.

     Each Participant will have the right, at any time, to designate any person or persons as Beneficiaries (both primary and contingent) to whom payment under the Plan will be made in the event of the Participant's death. The Beneficiary designation will be effective when it is received in writing by the Administrator during the Participant's lifetime on a form prescribed by the Administrator.

     The receipt of a new valid Beneficiary designation by the Administrator will cancel all prior Beneficiary designations. Any finalized divorce or marriage of a Participant subsequent to the date of a Beneficiary designation will revoke such designation, unless in the case of divorce the previous spouse was not designated as Beneficiary, and unless in the case of marriage the Participant's new spouse previously was designated as Beneficiary. The spouse of a married Participant must consent in writing to any designation of a Beneficiary other than the spouse.

     If a Participant fails to validly designate a Beneficiary as provided above, or if the Beneficiary designation is revoked by marriage, divorce, or otherwise without execution of a new designation, or if every person designated as Beneficiary predeceases the Participant or dies prior to the complete distribution of the Participant's benefits, then the Administrator will direct the payment of the Participant's remaining benefits to the Participant's surviving spouse, or if there is no surviving spouse, to the Participant's estate. If a Beneficiary dies after commencement of payment of the Participant's benefits to such Beneficiary, a lump sum of any remaining payments will be paid to such Beneficiary's beneficiary, if one has been designated, or to such Beneficiary's estate.

12.2       Payments to Minors.

     Notwithstanding anything else herein to the contrary, in the event any amount is payable under the Plan to a minor, payment shall not be made to the minor, but instead be paid: (a) to that person's living parent(s) to act as custodian; (b) if that person's parents are then divorced, and one parent is the sole custodial parent, to such custodial parent; or (c) if no parent of that person is then living, to a custodian selected by the Administrator to hold the funds for the minor under the Uniform Transfers or Gifts to Minors Act in effect in the jurisdiction in which the minor resides. If no parent is living and the Administrator decides not to select another custodian to hold the funds for the minor, then payment shall be made to the duly appointed and currently acting guardian of the estate for the minor or, if no guardian of the estate for the minor is duly appointed and currently acting within 60 days after the date the amount becomes payable, payment shall be deposited with the court having jurisdiction over the estate of the minor.

                                   ARTICLE 13
                        AMENDMENT OR TERMINATION OF PLAN

13.1       Amendment of Plan.

     Subject to the terms of Section 13.3, EIX may amend the Plan at any time in whole or in part, provided, however, that the amendment: (a) will not decrease the balance of any Participant's Deferral Account at the time of the amendment, and (b) will not result in a change to the interest formula that effectively decreases the interest rates under the Plan. EIX may, however, amend the interest crediting dates of the Plan prospectively, in which case the Administrator will notify Participants of the amendment in writing within 30 days after the amendment.

13.2       Termination of Plan.

     Subject to the terms of Section 13.3, EIX may terminate the Plan at any time. If EIX terminates the Plan, all Plan benefits will become fully vested, and the benefits Participants are entitled to receive under the Plan will be paid to Participants in a lump sum within 60 days of the Plan's termination.

13.3       Amendment or Termination After Change in Control.

     Notwithstanding the foregoing, EIX will not amend or terminate the Plan without the prior written consent of affected Participants for a period of two calendar years following a Change in Control, and will not thereafter amend or terminate the Plan in any manner which affects any Participant or Beneficiary who commences receiving benefits under the Plan prior to the end of the two year period following the Change in Control.

13.4       Exercise of Power to Amend or Terminate.

     Except as provided in Section 13.3, EIX's power to amend or terminate the Plan will be exercisable by the Administrator.

13.5       Constructive Receipt Termination.

     Notwithstanding anything to the contrary in the Plan, in the event the Administrator determines that amounts deferred under the Plan have been constructively received by a Participant and must be recognized as income for income tax purposes under applicable law, the Administrator may, in its sole discretion, commence distribution of that Participant's Deferral Account on such terms as it may prescribe. The determination of the Administrator will be binding and conclusive.

                                   ARTICLE 14
                        CLAIMS AND ARBITRATION PROCEDURES

14.1       Claims and Review Procedures.

     (a) Initial Claim. The Administrator will notify a Participant in writing, within 90 days after his or her written application for benefits, of his or her eligibility or ineligibility for benefits under the Plan. If the Administrator determines that a Participant is ineligible for benefits or full benefits, the notice will set forth: (i) the specific reasons for the denial, (ii) a specific reference to the provisions of the Plan on which the denial is based, (iii) a description of any additional information or material necessary for the claimant to perfect his or her claim and a description of why it is needed, and (iv) an explanation of the Plan's claims review procedures and other appropriate information as to the steps to be taken if the Participant wishes to have the claim denial reviewed. If the Administrator determines that there are special circumstances requiring additional time to make a decision, the Administrator will notify the Participant of the special circumstances and the date by which a decision is expected to be made, and may extend the time for up to an additional 90-day period.

     (b) Review of Claim Denial. If a Participant is determined by the Administrator to be ineligible for benefits, or if the Participant believes that he or she is entitled to greater or different benefits, the Participant will have the opportunity to have the claim denial reviewed by the Administrator by filing a petition for review with the Administrator within 60 days after receipt of the claim denial notice issued by the Administrator. Said petition will state the specific reasons which the Participant believes entitle him or her to benefits or to greater or different benefits. Within 60 days after receipt by the Administrator of the petition, the Administrator will afford the Participant (and counsel, if any) an opportunity to present his or her position to the Administrator orally or in writing, and the Participant (or counsel) will have the right to review any pertinent documents. The Administrator will notify the Participant of its decision in writing within the 60-day period, stating specifically the basis for its decision, written in a manner calculated to be understood by the Participant and the specific provisions of the Plan on which the decision is based. If, because of special circumstances, the 60-day period is insufficient, the decision may be deferred for up to another 60-day period at the election of the Administrator and notice of this deferral will be given to the Participant. In the event of the death of the Participant, the same procedures will apply to the Participant's Beneficiaries.

14.2       Dispute Arbitration.

     If a Participant or Beneficiary is dissatisfied with the Administrator's decision on review, the matter shall be resolved through final and binding arbitration in Los Angeles, California, pursuant to California Civil Procedure Code Sections 1282-1284.2 (excluding Sections 1283 and 1283.05). The arbitration shall be before a single neutral arbitrator mutually agreed upon by the parties. In the event that the parties are unable to agree upon an arbitrator, the arbitrator shall be selected pursuant to California Civil Procedure Code Section 1281.6. If a Participant or Beneficiary does not submit a request for arbitration within 30 days of receipt of the Administrator's written decision on review, the Participant or Beneficiary will be bound by the Administrator's determination on review and may not thereafter be entitled to a review of the Administrator's determination by an arbitrator or a court.

                                   ARTICLE 15
                                  MISCELLANEOUS

15.1       Successors.

     The rights and obligations of each Employer under the Plan will inure to the benefit of, and will be binding upon, the successors and assigns of the Employer.

15.2       ERISA Plan.

     The Plan is intended to be an unfunded plan maintained primarily to provide deferred compensation benefits for a "select group of management or highly compensated employees" within the meaning of Sections 201, 301 and 401 of ERISA, and therefore, the Plan is intended to be exempt from Parts 2, 3 and 4 of Title I of ERISA. EIX is the named fiduciary.

15.3       Trust.

     The Employers will be responsible for the payment of all benefits under the Plan. At their discretion, Employers may establish one or more grantor trusts for the purpose of providing for payment of benefits under the Plan. The trust or trusts may be irrevocable, but an Employer's share of the assets thereof will be subject to the claims of the Employer's creditors. Benefits paid to the Participant from any such trust will be considered paid by the Employer for purposes of meeting the obligations of the Employer under the Plan.


 15.4      Employment Not Guaranteed.

     Nothing in the Plan, nor any amounts credited to a Participant's Deferral Account, shall confer upon any Participant any right to continue in the employ of any Affiliate, constitute any contract or agreement of employment or affect any Participant's status as an employee at will, nor shall interfere in any way with the right of any Affiliate to change any Participant's compensation or other benefits, or to terminate any Participant's employment with or without Cause. Nothing in this Section 15.4, however, is intended to adversely affect any express independent right of such person under a separate employment contract.

15.5       Continued Service.

         The vesting schedule applicable to benefits under the Plan requires continued service through each applicable vesting date as a condition to the vesting of the applicable installment of Plan benefits and the rights and benefits under the Plan. Partial service, even if substantial, during any vesting period will not entitle a Participant to any proportionate vesting or avoid or mitigate a termination of rights and benefits upon or following a termination of employment as provided in Section 3.2(a), except as otherwise expressly provided in Section 3.2(b) or 3.2(c).

15.6       Gender, Singular and Plural.

         All pronouns and variations thereof will be deemed to refer to the masculine, feminine, or neuter, as the identity of the person or persons may require. As the context may require, the singular may be read as the plural and the plural as the singular.

15.7       Captions.

         The captions of the articles and sections of the Plan are for convenience only and will not control or affect the meaning or construction of any of its provisions.

15.8       Validity.

         If any provision of the Plan is held invalid, void or unenforceable, the same will not affect, in any respect whatsoever, the validity of any other provisions of the Plan.

15.9       Waiver of Breach.

         The waiver by the Employer or an Affiliate of any breach of any provision of the Plan by the Participant will not operate or be construed as a waiver of any subsequent breach by the Participant.

15.10      Expenses.

         Expenses and fees incurred in connection with the administration of the Plan shall be paid by EIX. The Administrator is authorized to employ such legal counsel and consultants as it may deem advisable to assist in the performance of its administrative duties.

15.11      Applicable Law.

         The Plan will be governed and construed in accordance with the laws of California except where the laws of California are preempted by ERISA.

15.12      Notice.

         Any notice or filing required or permitted to be given to an Employer or an Affiliate under the Plan will be sufficient if made in writing and hand-delivered, or sent by first class mail to the principal office of EIX, directed to the attention of the Administrator. The notice will be deemed given as of the date of delivery, or, if delivery is made by mail, as of the date shown on the postmark.



         IN WITNESS WHEREOF, the Plan is adopted effective August 7, 2000.

                                        EDISON INTERNATIONAL



                                        By:  John H. Kelly
                                             ----------------------------
                                             John H. Kelly

                                             Its:Senior Vice President