Form 10-Q
period 2001-06-30
EDISON INTERNATIONAL
filed 2001-08-14
CIK 827052

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

       For the quarterly period ended                                  June 30, 2001
                                      ------------------------------------------------------------------------

                                                        OR

/  /   Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from _________________________________ to ___________________________________

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

                        Class                                             Outstanding at August 9, 2001
-------------------------------------------------------      --------------------------------------------------------
              Common Stock, no par value                                           325,811,206

===================================================================================================================

EDISON INTERNATIONAL

                                                       INDEX
                                                                                                 Page
                                                                                                   No.
                                                                                                 ------

Part I.Financial Information:

  Item 1.          Consolidated Financial Statements:

                   Consolidated Statements of Income (Loss) - Three and Six Months
                        Ended June 30, 2001, and 2000                                               1

                   Consolidated Statements of Comprehensive Income (Loss) -
                        Three and Six Months Ended June 30, 2001, and 2000                          1

                   Consolidated Balance Sheets - June 30, 2001,
                        and December 31, 2000                                                       2

                   Consolidated Statements of Cash Flows - Six Months
                        Ended June 30, 2001, and 2000                                               4

                   Notes to Consolidated Financial Statements                                       5

  Item 2.          Management's Discussion and Analysis of Results
                        of Operations and Financial Condition                                      23

Part II.  Other Information:

  Item 1.          Legal Proceedings                                                               53

  Item 4.          Submission of Matters to Vote of Security Holders                               56

  Item 6.          Exhibits and Reports on Form 8-K                                                56

EDISON INTERNATIONAL

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
In millions, except per-share amounts

                                                                3 Months Ended                    6 Months Ended
                                                                   June 30,                          June 30,
-------------------------------------------------------------------------------------------------------------------
                                                            2001              2000             2001           2000
-------------------------------------------------------------------------------------------------------------------
                                                                                (Unaudited)
Electric utility                                         $ 1,590           $ 1,853          $ 3,101         $ 3,683
Nonutility power generation                                  815               755            1,596           1,506
Financial services and other                                 222               141              392             283
-------------------------------------------------------------------------------------------------------------------

Total operating revenue                                    2,627             2,749            5,089           5,472
-------------------------------------------------------------------------------------------------------------------

Fuel                                                         329               259              657             594
Purchased power                                              807               687            2,531           1,187
Provisions for regulatory adjustment clauses - net           (90)              (97)            (119)              6
Other operation and maintenance                              886               827            1,715           1,556
Depreciation, decommissioning and amortization               267               486              527             980
Writedown of nonutility assets                               184                --              184              --
Property and other taxes                                      29                30               59              70
Net gain on sale of utility plant                             (6)               --               (7)             (7)
-------------------------------------------------------------------------------------------------------------------

Total operating expenses                                   2,406             2,192            5,547           4,386
-------------------------------------------------------------------------------------------------------------------

Operating income (loss)                                      221               557             (458)          1,086
Interest and dividend income                                  47                38               96              63
Other nonoperating income                                     19                75               31             112
Interest expense - net of amounts capitalized               (370)             (338)            (779)           (665)
Other nonoperating deductions                                (52)              (73)             (53)           (107)
Dividends on preferred securities                            (23)              (25)             (46)            (51)
Dividends on utility preferred stock                          (6)               (5)             (11)            (10)
-------------------------------------------------------------------------------------------------------------------

Income (loss) before taxes                                  (164)              229           (1,220)            428
Income taxes                                                 (62)               92             (501)            181
-------------------------------------------------------------------------------------------------------------------

Net income (loss)                                       $   (102)          $   137          $  (719)        $   247
-------------------------------------------------------------------------------------------------------------------

Weighted-average shares of common stock
   outstanding                                               326               332              326             338
Basic earnings (loss) per share                         $   (.31)         $    .41          $ (2.21)       $    .73
Weighted-average shares, including effect
    of dilutive securities                                   326               332              326             339
Diluted earnings (loss) per share                       $   (.31)         $    .41          $ (2.21)       $    .73
Dividends declared per common share                     $     --          $    .28          $    --        $    .56

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
In millions
                                                                3 Months Ended                    6 Months Ended
                                                                   June 30,                          June 30,
-------------------------------------------------------------------------------------------------------------------

                                                            2001              2000             2001           2000
-------------------------------------------------------------------------------------------------------------------
                                                                               (Unaudited)
Net income (loss)                                         $ (102)           $  137          $  (719)         $  247
Other comprehensive income, net of tax:
   Cumulative translation adjustments - net                   (6)             (100)            (109)           (147)
   Unrealized gain (loss) on securities - net                 --                 2               --              (5)
   Cumulative effect of change in accounting for derivatives  --                --              167              --
   Unrealized loss on cash flow hedges                       121                --             (283)             --
   Reclassification adjustment for losses on derivatives
      included in net income (loss)                            2               (24)             (26)            (24)
-------------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)                               $  (15)          $    15          $  (970)        $    71
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
                    The accompanying notes are an integral part of these financial statements.

EDISON INTERNATIONAL

CONSOLIDATED BALANCE SHEETS
In millions

                                                                              June 30,              December 31,
                                                                                2001                    2000
-------------------------------------------------------------------------------------------------------------------

                                                                             (Unaudited)
ASSETS
Cash and equivalents                                                         $  3,229               $  1,973
Receivables, less allowances of $50 and $40 for uncollectible
  accounts at respective dates                                                  1,426                  1,099
Accrued unbilled revenue                                                          477                    377
Fuel inventory                                                                    265                    220
Materials and supplies, at average cost                                           217                    210
Accumulated deferred income taxes - net                                         1,385                  1,350
Trading and price risk management assets                                          166                    252
Prepayments and other current assets                                              190                    185
-------------------------------------------------------------------------------------------------------------------

Total current assets                                                            7,355                  5,666
-------------------------------------------------------------------------------------------------------------------

Nonutility property - less accumulated provision for
  depreciation of $865 and $774 at respective dates                            10,441                 10,084
Nuclear decommissioning trusts                                                  2,406                  2,505
Investments in partnerships and unconsolidated subsidiaries                     2,368                  2,700
Investments in leveraged leases                                                 2,321                  2,345
Other investments                                                                 107                     92
-------------------------------------------------------------------------------------------------------------------

Total investments and other assets                                             17,643                 17,726
-------------------------------------------------------------------------------------------------------------------

Utility plant, at original cost
   Transmission and distribution                                               13,332                 13,129
   Generation                                                                   1,722                  1,745
Accumulated provision for depreciation and decommissioning                     (7,914)                (7,834)
Construction work in progress                                                     623                    636
Nuclear fuel, at amortized cost                                                   141                    143
-------------------------------------------------------------------------------------------------------------------

Total utility plant                                                             7,904                  7,819
-------------------------------------------------------------------------------------------------------------------

Regulatory assets - net                                                         2,741                  2,390
Other deferred charges                                                          1,755                  1,499
-------------------------------------------------------------------------------------------------------------------

Total deferred charges                                                          4,496                  3,889
-------------------------------------------------------------------------------------------------------------------

Total assets                                                                 $ 37,398               $ 35,100
-------------------------------------------------------------------------------------------------------------------

                    The accompanying notes are an integral part of these financial statements.

EDISON INTERNATIONAL

CONSOLIDATED BALANCE SHEETS
In millions, except share amounts

                                                                              June 30,             December 31,
                                                                                2001                   2000
-------------------------------------------------------------------------------------------------------------------

                                                                             (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt                                                              $  4,153              $  3,920
Long-term debt classified as due within one year                                4,544                 2,260
Preferred stock to be redeemed within one year                                    105                    --
Accounts payable                                                                3,460                 1,228
Accrued taxes                                                                      60                   593
Regulatory liabilities - net                                                      197                   195
Trading and risk management liabilities                                           125                   282
Other current liabilities                                                       2,381                 2,322
-------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                      15,025                10,800
-------------------------------------------------------------------------------------------------------------------

Long-term debt                                                                 10,717                12,150
-------------------------------------------------------------------------------------------------------------------

Accumulated deferred income taxes - net                                         5,444                 5,328
Accumulated deferred investment tax credits                                       177                   183
Customer advances and other deferred credits                                    1,807                 1,692
Power-purchase contracts                                                          411                   467
Accumulated provision for pensions and benefits                                   520                   438
Other long-term liabilities                                                        98                    94
-------------------------------------------------------------------------------------------------------------------

Total deferred credits and other liabilities                                    8,457                 8,202
-------------------------------------------------------------------------------------------------------------------

Commitments and contingencies (Notes 1, 2 and 4)
Minority interest                                                                 344                    18
-------------------------------------------------------------------------------------------------------------------

Preferred stock of utility:
   Not subject to mandatory redemption                                            129                   129
   Subject to mandatory redemption                                                151                   256
Company-obligated mandatorily redeemable securities of subsidiaries
      holding solely parent company debentures                                    949                   949
Other preferred securities                                                        176                   176
-------------------------------------------------------------------------------------------------------------------

Total preferred securities of subsidiaries                                      1,405                 1,510
-------------------------------------------------------------------------------------------------------------------

Common stock (325,811,206 shares outstanding at each date)                      1,960                 1,960
Accumulated other comprehensive income (loss)                                    (390)                 (139)
Retained earnings (deficit)                                                      (120)                  599
-------------------------------------------------------------------------------------------------------------------

Total common shareholders' equity                                               1,450                 2,420
-------------------------------------------------------------------------------------------------------------------

Total liabilities and shareholders' equity                                   $ 37,398              $ 35,100
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------

                    The accompanying notes are an integral part of these financial statements.

EDISON INTERNATIONAL
CONSOLIDATED STATEMENTS OF CASH FLOWS
In millions

                                                                                        6 Months Ended
                                                                                           June 30,
-------------------------------------------------------------------------------------------------------------------

                                                                                  2001                      2000
-------------------------------------------------------------------------------------------------------------------

                                                                                          (Unaudited)
Cash flows from operating activities:
Net income (loss)                                                            $    (719)                  $   247
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
   Depreciation, decommissioning and amortization                                  527                       980
   Other amortization                                                               40                        90
   Deferred income taxes and investment tax credits                                (68)                        8
   Equity in income from partnerships and unconsolidated subsidiaries             (200)                      (95)
   Income from leveraged leases                                                    (62)                      (97)
   Regulatory assets - long-term - net                                            (236)                     (543)
   Writedown of nonutility assets                                                  184                        --
   Net gain on sale of marketable securities                                        --                       (57)
   Other assets                                                                    (81)                      (75)
   Other liabilities                                                                (9)                      (43)
   Changes in working capital:
     Receivables and accrued unbilled revenue                                       86                      (224)
     Regulatory liabilities - short-term - net                                       7                       396
     Fuel inventory, materials and supplies                                         (5)                        7
     Prepayments and other current assets                                          243                        (1)
     Accrued interest and taxes                                                   (450)                      150
     Accounts payable and other current liabilities                              1,621                       259
Distributions and dividends from unconsolidated entities                            59                        67
-------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                          937                     1,069
-------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Long-term debt issued                                                            1,742                     2,558
Long-term debt repaid                                                           (1,289)                   (2,184)
Bonds repurchased and funds held in trust                                         (130)                       --
Issuance of preferred securities                                                    14                        --
Common stock repurchased                                                            --                      (386)
Rate reduction notes repaid                                                       (112)                     (113)
Short-term debt financing - net                                                    497                       532
Dividends paid                                                                      --                      (188)
Nuclear fuel financing - net                                                       (10)                      (22)
-------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                          712                       197
-------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Additions to property and plant                                                   (472)                     (721)
Proceeds from sale of nonutility property                                          172                        25
Funding of nuclear decommissioning trusts                                           20                       (59)
Investments in partnerships and unconsolidated subsidiaries                       (127)                     (168)
Proceeds from sales of marketable securities                                        --                        58
Investments in leveraged leases                                                     69                        13
Sales of investments in other assets                                                15                       (16)
-------------------------------------------------------------------------------------------------------------------

Net cash used by investing activities                                             (323)                     (868)
-------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                            (70)                      (41)
Net increase in cash and equivalents                                             1,256                       357
Cash and equivalents, beginning of period                                        1,973                       507
-------------------------------------------------------------------------------------------------------------------

Cash and equivalents, end of period                                          $   3,229                   $   864
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

Edison International's significant accounting policies were described in Note 1 of "Notes to Consolidated
Financial Statements" included in its 2000 Annual Report on Form 10-K filed with the Securities and Exchange
Commission.  Edison International follows the same accounting policies for interim reporting purposes, with the exception of the changes in accounting for derivatives and Southern California Edison Company's (SCE) purchased power.  This quarterly report should be read in conjunction with Edison International's 2000 Annual Report on
Form 10-K filed with the Securities and Exchange Commission.

Certain prior-period amounts were reclassified to conform to the June 30, 2001, financial statement presentation.

Note 1.  Liquidity Crisis

Edison International's liquidity is primarily affected by debt maturities, dividend payments, capital expenditures and SCE's power purchases.  Capital resources include cash from operations and external financings.

The increasing undercollections in the transition revenue account (TRA) and transition cost balancing account
(TCBA) mechanisms, coupled with SCE's anticipated near-term capital requirements and the adverse reaction of the credit markets to continued regulatory uncertainty regarding SCE's ability to recover its current and future power procurement costs, have materially and adversely affected SCE's liquidity.  As a result of its liquidity crisis, SCE has taken and is taking steps to conserve cash so that it can continue to provide service to its customers.  As a part of this process, beginning in January 2001, SCE temporarily suspended payments of certain obligations for principal and interest on outstanding debt and for purchased power.  As of July 31, 2001, SCE had
$3.3 billion in obligations that were unpaid and overdue including: (1) $878 million to the California Power
Exchange (PX) or the Independent System Operator (ISO); (2) $1.2 billion to power producers that are qualifying facilities (QFs); (3) $230 million in PX energy credits for energy service providers; (4) $531 million of matured commercial paper; and (5) $400 million of principal on its 5-7/8% and 6-1/2% senior unsecured notes.  As applicable, unpaid obligations will continue to accrue interest.  At July 31, 2001, SCE had estimated cash reserves of approximately $1.7 billion (after deducting $419 million of designated funds), which is approximately
$1.6 billion less than its outstanding unpaid obligations and preferred stock dividends in arrears (see below).
If SCE is found responsible for purchases of power by the California Department of Water Resources (CDWR) or the
ISO for sale to SCE's customers on or after January 18, 2001, SCE's unpaid obligations as of July 31, 2001, could increase by as much as $1.9 billion.  This amount could increase or decrease depending on California Public
Utilities Commission (CPUC) or Federal Energy Regulatory Commission (FERC) decisions regarding payments and refunds.  See additional discussion in Note 2.  These stated amounts representing past or future obligations for purchased power, PX energy credits and certain other items include amounts that are in dispute, and the publishing of these amounts is not an admission by SCE of liability for any disputed amounts.

SCE's failure to pay when due the principal amount of the 5-7/8% and 6-1/2% senior unsecured notes constituted a default on the series, entitling those noteholders to exercise their remedies.  Such failure and the failure to pay commercial paper when due could also constitute an event of default on all the other series of senior unsecured notes if the trustee or holders of 25% in principal amount of the notes give a notice demanding that the default be cured, and SCE does not cure the default within 30 days.  Such failures are also an event of default under SCE's credit facilities and bilateral credit agreements, entitling those lenders to exercise their remedies including potential acceleration of the outstanding borrowings of $1.65 billion.  If a notice of default is received, SCE could cure the default only by paying $531 million in overdue principal to holders of commercial paper and $400 million to the holders of the 5-7/8% and 6-1/2% senior unsecured notes.  Making such payment would further impact SCE's liquidity.  If a notice of

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

default were received and not cured, and the trustee or noteholders were to declare an acceleration of the outstanding principal amount of the senior unsecured notes, SCE would not have the cash to pay the obligation and could be forced to declare bankruptcy.  As a result of the default of the two series of senior unsecured notes, SCE's other senior unsecured notes and subordinated debentures have been classified as due within one year in the accompanying financial statements.

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

On March 27, 2001, the CPUC issued decisions ordering SCE and other investor-owned utilities to pay QFs for power deliveries on a going forward basis, commencing with April 2001 deliveries, and on the California Procurement
Adjustment (CPA) calculation including the approval of a 3(cent)per kWh rate increase.  One of the CPUC decisions also modified the formula used in calculating payments to QFs by substituting natural gas index prices based on deliveries at the Oregon border rather than index prices at the Arizona border.  The changes apply to all QFs, where appropriate, regardless of whether they use natural gas or other resources such as solar or wind.

Based on these decisions, the uncertainty about the amount of revenue the CDWR will require to pay its bond and energy procurement costs, and how much of the revenue requirement will be allocated to SCE (as further discussed in Note 2), SCE estimates that future cash may not be sufficient to cover retained generation, purchased-power and transition costs.  In comments filed with the CPUC in March and April  2001, SCE provided a forecast showing that the net effects of the rate increase, the payment ordered to be made to the CDWR, and the QF decision could result in a shortfall to the CPA calculation during 2001.  To implement the MOU, it will be necessary for the
CPUC to modify or rescind these decisions.

In light of SCE's liquidity crisis, its Board of Directors did not declare quarterly common stock dividends to
SCE's parent, Edison International, in December 2000, March 2001 or June 2001; and Edison International's Board of
Directors did not declare a common stock dividend to Edison International's shareholders.  Also, SCE's Board has not declared the regular quarterly dividends for any of SCE's cumulative preferred stock in 2001.  The total
SCE's preferred stock dividends in arrears were $11 million as of July 31, 2001.  As a result of SCE's
$2.5 billion charge to earnings as of December 31, 2000, SCE's retained earnings are now in a deficit position and therefore under California law, SCE will be unable to pay dividends as long as a deficit remains, unless SCE meets certain conditions under which dividends can be paid from sources other than retained earnings.  SCE does not meet these conditions.  As long as accumulated dividends on SCE's preferred stock remain unpaid, SCE cannot pay any dividends on its common stock.

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

SCE's future liquidity depends, in large part, on whether action by the California Legislature and the CPUC is taken in a manner sufficient to resolve the energy crisis and the cash flow deficit created by the current rate structure and the volatility in the price of wholesale electricity and natural gas.  Without a change in

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

circumstances, resolution of SCE's liquidity crisis and its ability to continue to operate outside of bankruptcy is uncertain.

The parent company and the nonutility affiliates believe that their corporate financing plans will be successful in meeting cash requirements for 2001.

Note 2.  Electric Utility Regulatory Matters

Status of Transition and Power-Procurement Cost Recovery

SCE's transition costs include power purchases from QF contracts (which are the direct result of prior legislative and regulatory mandates), recovery of certain generating assets and other costs incurred to provide service to customers.  Other costs include the recovery of income tax benefits previously flowed through to customers, postretirement benefit transition costs and accelerated recovery of investment in SCE's nuclear plants.  Recovery of costs related to power-purchase QF contracts is permitted through the terms of each contract.  Most of the remaining transition costs may be recovered through the end of the transition period (not later than March 31, 2002).  Although the MOU provides for, among other things, SCE to be entitled to sufficient revenue to cover its costs associated with retained generation and existing power contracts since January 2001, the implementation of the MOU requires the CPUC to modify various decisions.  Until the regulatory and legislative actions that make such recovery probable are taken, SCE is unable to conclude that the net regulatory assets related to purchased-power settlements, the unamortized loss on SCE's generating plant sales in 1998, and various other net regulatory assets related to certain generating assets are probable of recovery through the rate-making process.  As a result, these balances were written off as a charge to earnings as of December 31,
2000.

During the rate freeze period, there are three sources of revenue available to SCE for transition cost recovery:
revenue from the sale or valuation of generation assets in excess of book values, net market revenue from the sale of SCE-controlled generation into the ISO and PX markets and competition transition charge (CTC) revenue.
Revenue from the sale or valuation of generation assets in excess of book values (state legislation enacted in
January 2001 prohibits the sale of SCE's remaining generation assets until 2006) and from the sale of
SCE-controlled generation into the ISO and PX markets is no longer available to SCE.  Net proceeds of the 1998 plant sales were used to reduce transition costs, which otherwise were expected to be collected through the TCBA mechanism.

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
The CTC applies to all customers who are using or begin using utility services on or after the CPUC's 1995 restructuring decision date.  Residual CTC revenue is calculated through the TRA mechanism.  Under CPUC decisions in existence prior to March 27, 2001, positive residual CTC revenue (TRA overcollections) was transferred to the
TCBA monthly; TRA undercollections were to remain in the TRA until they were offset by overcollections, or the rate freeze ended, whichever came first.  Between May 2000 and June 2001, market prices for electricity were extremely high and there was insufficient revenue from customers under the frozen rates to cover all costs of

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

providing service during that period, and therefore there was no positive residual CTC revenue transferred into the TCBA.  In accordance with the March 27, 2001, rate stabilization decision, both positive and negative residual CTC revenue is transferred to the TCBA on a monthly basis, retroactive to January 1, 1998.

Recalculating the TCBA balance based on the March 2001 decision resulted in positive residual CTC revenue (TRA overcollections) of $4.7 billion to recover SCE's transition costs from the beginning of the rate freeze (January
1, 1998) through April 2000.  Between May 2000 and January 18, 2001 (when the CDWR began making power purchases for SCE's customers), SCE's costs to provide power exceeded revenue from frozen rates.  Even though SCE is no longer supplying its customers with all their electricity needs, SCE's total transition cost have continued to exceed revenue from frozen rates through June 30, 2001.  As a result, the cumulative positive residual CTC revenue flowing into the TCBA mechanism has been reduced from $4.7 billion to $2.7 billion as of June 30, 2001.
The cumulative TCBA undercollection (as recalculated) was $2.9 billion as of December 31, 2000, and $4.2 billion as of June 30, 2001.  A summary of the components of this cumulative undercollection as of June 30, 2001, is as follows:

         In millions
-----------------------------------------------------------------------------------------------------
         Transition costs recorded in the TCBA:
           QF and interutility costs                                                   $    5,590
           Amortization of nuclear-related regulatory assets                                3,561
           Depreciation of plant assets                                                       656
           Other transition costs                                                             760
-----------------------------------------------------------------------------------------------------

              Total costs                                                                  10,567
         Revenue available to recover transition costs                                     (6,331)
-----------------------------------------------------------------------------------------------------

              TCBA undercollections                                                    $    4,236
-----------------------------------------------------------------------------------------------------

Unless the regulatory and legislative actions that make recovery probable are taken, SCE is unable to conclude that the recalculated TCBA net undercollection is probable of recovery through the rate-making process.  As a result, the $2.9 billion TCBA net undercollection was written off as a charge to earnings as of December 31,
2000, and an additional $1.4 billion in TCBA undercollections was charged to earnings for the six months ended
June 30, 2001.  In its interim rate stabilization decision of March 27, 2001, the CPUC denied SCE's motion to end the rate freeze, and stated that it will not end until recovery of all specified transition costs (including TCBA undercollections as recalculated) or March 31, 2002.

Rate Stabilization Proceedings

In January 2000, SCE filed an application with the CPUC proposing rates that would go into effect when the current rate freeze ends on March 31, 2002, or earlier, depending on the pace of transition cost recovery.  In
December 2000, SCE filed an amended rate stabilization plan application, stating that the statutory rate freeze had ended in accordance with California law, and requesting the CPUC to approve an immediate 30% increase to be effective, subject to refund, January 4, 2001.  SCE's plan included a trigger mechanism allowing for rate increases of 5% every six months if SCE's TRA undercollection balance exceeds $1 billion.

In January 2001, independent auditors hired by the CPUC issued a report on the financial condition and solvency of SCE and its affiliates.  The report confirmed what SCE had previously disclosed to the CPUC in public filings about SCE's financial condition.  The audit report covers, among other things, cash needs, credit relationships, accounting mechanisms to track stranded cost recovery, the flow of funds between SCE and Edison International, and earnings of SCE's California affiliates.  On April 3, 2001, the CPUC adopted an order instituting investigation that reopens the past CPUC decision authorizing the utilities to form holding companies and initiates an investigation into: whether the holding companies violated CPUC requirements to give priority to the capital needs of their respective utility subsidiaries; whether ring-fencing actions by Edison International and
PG&E Corporation and their respective nonutility affiliates also violated the requirements to give priority to the capital needs of their utility subsidiaries; whether the payment of dividends by the utilities violated

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

requirements that the utilities maintain dividend policies as though they were comparable stand-alone utility companies; any additional suspected violations of laws or CPUC rules and decisions; and whether additional rules, conditions, or other changes to the holding company decisions are necessary.  The MOU calls for the CPUC to adopt a decision clarifying that the first priority condition in SCE's holding company decision refers to equity investment, not working capital for operating costs.  The CPUC ordered testimony and briefing on these matters, which SCE filed in May and June 2001.  SCE cannot provide assurance that the CPUC will adopt such a decision, or predict what effects any investigation or any subsequent actions by the CPUC may have on SCE.

On March 27, 2001, the CPUC ordered a rate increase in the form of a 3(cent)per kWh surcharge applied only to going-forward electric power procurement costs, effective immediately, and affirmed that a 1(cent)interim surcharge granted in January 2001 is now permanent.  Although the 3(cent)increase was authorized as of March 27, 2001, the surcharge was not collected in rates until the CPUC established a rate design on June 3, 2001.  The CPUC also ordered that the 3(cent)surcharge be added to the rate paid to the CDWR.

Also, in the March 2001 order, the CPUC granted a petition previously filed by The Utility Reform Network and directed that the balance in SCE's TRA account, whether over- or undercollected, be transferred on a monthly basis to the TCBA, retroactive to January 1, 1998.  Previous rules called only for TRA overcollections (residual
CTC revenue) to be transferred to the TCBA.  The CPUC also ordered SCE to transfer the coal and hydroelectric balancing account overcollections to the TRA on a monthly basis before any transfer of residual CTC revenue to the TCBA, retroactive to January 1, 1998.  Previous rules called for overcollections in these two balancing accounts to be transferred directly to the TCBA on an annual basis.  SCE believes this interim order attempts to retroactively transform power purchase costs in the TRA into transition costs in the TCBA.  However, the CPUC characterized the accounting changes as merely reducing the prior residual CTC revenue recorded in the TCBA, thus only affecting the amount of transition cost recovery achieved to date.  Based upon the transfer of balances into the TCBA, the CPUC denied SCE's December 2000 filing to have the current rate freeze end, and stated that the rate freeze will not end until recovery of all specified transition costs or March 31, 2002; and that balances in the TRA cannot be recovered after the end of the rate freeze.  The CPUC also said that it will monitor the balances remaining in the TCBA and consider how to address remaining balances in the ongoing proceedings.  If the
CPUC does not modify this decision in a manner acceptable to SCE, SCE intends to challenge this decision through all appropriate means.

Although the CPUC has authorized a substantial rate increase in its March 2001, order, it has allocated the revenue from the increase entirely to future purchased-power costs without addressing SCE's past undercollections for the costs of purchased power.  The CPUC's decisions do not assure that SCE will be able to meet its ongoing obligations or repay past due obligations.  By ordering immediate payments to the CDWR and QFs, the CPUC impacted
SCE's future cash flow and liquidity problems.  Additionally, the CPUC stated that Assembly Bill 1 (First
Extraordinary Session, AB 1X) continues the utilities' obligations to serve their customers, and stated that it cannot assume that the CDWR will purchase all the electricity needed above what the utilities either generate or have under contract (the net short position) and cannot order the CDWR to do so.  This could result in additional purchased power costs with no allowed means of recovery.  To take action that will restore SCE's creditworthiness, it will be necessary for the CPUC to modify or rescind these decisions.  SCE cannot provide any assurance that the CPUC will do so.

Wholesale Electricity Markets

In October 2000, SCE filed a joint petition urging the FERC to immediately find the California wholesale electricity market to be not workably competitive, immediately impose a cap on the price for energy and ancillary services, and institute further expedited proceedings regarding the market failure, mitigation of market power, structural solutions and responsibility for refunds.  On December 15, 2000, the FERC released a final order containing remedies and other actions in response to the problems in the California electricity market.  The order, among other things, eliminated the requirement for California utilities to buy and sell power exclusively through the ISO and PX; created a benchmark price for wholesale bilateral power contracts; created penalties for under-scheduling power loads; provided for an independent governing board for the ISO; and established a

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

breakpoint of $150/MWh so that bids below $150 may clear at a single market-clearing price at or below $150/MWh and bids above $150 will be paid as bid.  On December 18, 2000, SCE filed with the FERC an emergency request for rehearing of the December 15 order.  On January 12, 2001, the FERC issued an order granting rehearing for the purpose of further consideration.  The PX did not immediately implement the $150/MWh breakpoint and on February
26, 2001, made a compliance filing with the FERC, which requested the FERC's guidance on an acceptable recalculation methodology.

In December 2000, SCE filed an emergency petition in the federal Court of Appeals challenging the FERC order and requesting the FERC to immediately establish cost-based wholesale rates.  On January 5, 2001, the court denied
SCE's petition.  SCE's petition for rehearing remains pending.  SCE is considering the possibility of judicial appeals and other actions.

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

In December 2000, the FERC established a penalty applicable to scheduling coordinators that do not schedule sufficient resources to supply 95% of their respective loads.  SCE has sought a suspension of the so-called
"underscheduling penalty."  SCE has also sought a rehearing of a FERC order, issued in May 2001, which rejected the ISO's proposal for suspension of the underscheduling penalty.  In the May 2001 order, the FERC also indicated
that it will make a determination regarding the suspension of the underscheduling penalty in a future order on a complaint filed by SCE and PG&E that asked the FERC to eliminate the penalty.  As of July 2001, the statewide accumulated penalties were estimated by the ISO to be approximately $1 billion.  The ISO has not billed SCE for any amounts associated with the underscheduling penalty.  SCE cannot predict the outcome of this matter.

On April 25, 2001, the FERC issued an order providing for energy price controls during ISO Stage 1 or greater power emergencies (7% or less in reserve power).  The order establishes an hourly clearing price based on the costs of the least efficient generating unit during the period.  The new approach replaces the $150/MWh breakpoint discussed above.

Effective June 20, 2001, the FERC expanded the April 25, 2001, order to include non-emergency periods and price mitigation in the 11-state western region.  The latest order is in effect until September 30, 2002.

After unsuccessful settlement negotiations among utilities, power sellers and state representatives, on July 25,
2001, the FERC issued an order that limits potential refunds to the ISO and PX spot markets during the period from October 2, 2000, through June 20, 2001, and adopted a refund methodology based on daily spot market gas prices.  An administrative law judge will conduct evidentiary hearings on this matter.  A prehearing conference is scheduled for August 13, 2001.

Memorandum of Understanding with the CDWR

On April 9, 2001, Edison International and SCE signed an MOU with the CDWR regarding the California energy crisis and its effects on SCE.  The Governor of California and his representatives participated in the negotiation of the MOU, and the Governor endorsed implementation of all the elements of the MOU.  The MOU sets forth a

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

comprehensive plan calling for state legislation and regulatory action and definitive agreements to resolve important aspects of the energy crisis, and which, if implemented, is expected to help restore SCE's creditworthiness and liquidity.  Key elements of the MOU include:

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

o    EME will execute a contract with the CDWR for the provision of power from a designated project to the state at cost-based rates for 10 years.  The Sunrise power project, which meets this obligation, began commercial operation on June 27, 2001.

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

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

o    After the other elements of the MOU are implemented, SCE will enter into a settlement of or dismiss its federal district court lawsuit against the CPUC seeking recovery of past undercollected costs.  The settlement or dismissal will include related claims against the state or any of its agencies, or against the federal government.

The sale of SCE's transmission system and other elements of the MOU must be approved by the FERC.  Edison
International, SCE and the CDWR committed in the MOU to proceed in good faith to sponsor and support the required state legislation and to negotiate in good faith the necessary definitive agreements.  The MOU may be terminated by either SCE or the CDWR if required legislation is not adopted and definitive agreements executed by August 15,
2001, or if certain other adverse changes occur.  Since the required legislation will not be enacted, necessary regulatory actions will not be taken, and definitive agreements will not be executed before the applicable deadlines, the MOU will be terminable unless the parties choose to extend the deadlines.

Since the execution of the MOU, SCE has made several filings with the CPUC addressing elements of the MOU.
Although the CPUC did not adopt the implementing decisions contemplated by the MOU within the projected timeframe set out in the MOU, the CPUC continues to process SCE's filings.  However, SCE cannot assure that the necessary implementing decisions will be passed, nor whether any decisions ultimately adopted will be acceptable to SCE.

Legislation to address the MOU and issues relating to SCE's creditworthiness has been introduced in both the
California State Senate and Assembly as part of the 2001-02 Second Extraordinary Session.

Senate Bill 78XX was introduced in May 2001.  As introduced, the bill would have implemented the MOU in its entirety.  However, Senate Bill 78XX was significantly amended in July.  As amended, Senate Bill 78XX would allow
SCE to securitize a significant portion of the past procurement undercollections, but would not allow SCE to recover from ratepayers unpaid PX and ISO costs aggregating approximately $1 billion, or interest accruing on the past procurement undercollections after January 31, 2001 (estimated to be approximately $400 million by year end
2001).  The bill would provide the State of California with a five-year option to purchase SCE's transmission system at book value, and contains provisions for conservation easements similar to the MOU.  SCE opposed Senate
Bill 78XX on the grounds that SCE did not believe that the bill would provide the elements necessary to return
SCE to investment grade credit status and it believed that other provisions of the bill were also objectionable.
Senate Bill 78XX was approved by the Senate on July 20, 2001, and was referred to the State Assembly.  The leadership of the Assembly has indicated its intent to amend the bill.  If amended by the Assembly, the amended bill would return to the State Senate for a concurrence vote (the Senate must accept the bill as passed by the
Assembly or the bill is rejected).  The bill would reach the Governor's desk only if agreed to by the Senate.  In the alternative, the Senate and Assembly could agree to refer the bill to a Conference Committee.

The Assembly introduced two bills, Assembly Bill 82XX and Assembly Bill 50XX.  Assembly Bill 50XX would have allowed for recovery of all but $300 million of SCE's past procurement-related debt with no sale of SCE's transmission assets or grant of conservation easements.  SCE supported this bill as most likely to return SCE to investment grade credit status.  However, Assembly Bill 50XX was not passed by the Assembly Appropriations
Committee.  Assembly Bill 82XX was approved by both the Assembly Policy and Appropriations Committees, and is
currently on the floor of the Assembly.  That bill would allow SCE to securitize all of its net past procurement undercollection except for $500 million, and would authorize the sale of SCE's transmission assets.  In committee, SCE was supportive of Assembly Bill 82XX, but advocated amendments.

The Legislature is in recess until August 20, 2001.  During the summer interim recess, a working group of certain
Assembly members has been formed to identify additional amendments to Assembly Bill 82XX and/or to propose amendments to Senate Bill 78XX.  SCE continues to work with the authors of all the bills.  However, SCE cannot assure that legislation will be passed, nor whether any such legislation will ultimately be acceptable to SCE or would be signed by the Governor.

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Utility Retained Generation

In order to implement the CPA and Rate Stabilization decisions, SCE filed a comprehensive proposal for new ratemaking for utility retained generation through the end of 2002.  The proposal calls for balancing accounts for SCE-owned generation, QF and interutility contracts, procurement costs and ISO charges based on either actual or CPUC-authorized revenue requirements.  Under the proposal, the four new balancing accounts would be effective
January 1, 2001, for capital-related costs, and February 1, 2001, for non-capital-related costs.  SCE proposed a fifth balancing account to track generation-related undercollections incurred before January 31, 2001.  Hearings were held in July 2001.  A final decision is expected later in 2001.

CDWR Power Purchases

In accordance with an emergency order signed by the Governor, the CDWR began making emergency power purchases for
SCE's customers on January 18, 2001.  On February 1, 2001, AB 1X was enacted into law.  AB 1X authorized the CDWR to enter into contracts to purchase electric power and sell power at cost directly to retail customers being served by SCE, and authorized the CDWR to issue revenue bonds to finance electricity purchases.  On May 10, 2001, the Governor signed a bill authorizing the CDWR to issue up to $13.4 billion in bonds.  The law became effective
August 8, 2001.  AB 1X directed the CPUC to determine the amount of the CPA as a residual amount of SCE's generation-related revenue, after deducting the cost of SCE-owned generation, QF contracts, existing bilateral contracts and ancillary services.  AB 1X also directed the CPUC to determine the amount of the CPA that is allocable to the power sold by the CDWR, which will be payable to the CDWR when received by SCE.  On March 7,
2001, the CPUC issued an interim order in which it held that the CDWR's purchases are not subject to prudency review by the CPUC, and that the CPUC must approve and impose, either as a part of existing rates or as additional rates, rates sufficient to enable the CDWR to recover its revenue requirements.

On March 27, 2001, the CPUC issued an interim order requiring SCE to pay the CDWR a per-kWh price equal to the applicable generation-related retail rate per kWh for electricity (based on rates in effect on January 5, 2001), for each kWh the CDWR sells to SCE's customers.  The CPUC determined that the generation-related retail rate should be equal to the total bundled electric rate (including the 1(cent)per kWh temporary surcharge adopted by the
CPUC on January 4, 2001) less certain nongeneration-related rates or charges.  For the period January 19 through
January 31, 2001, the CPUC ordered SCE to pay the CDWR at a rate of 6.277(cent)per kWh for power delivered to SCE's customers.  The CPUC determined that the applicable rate component is 7.277(cent)per kWh (which increased to 10.277(cent)
per kWh for electricity delivered after March 27, 2001, due to the 3(cent)surcharge discussed in Rate Stabilization
Proceedings), for electricity delivered by the CDWR to SCE's retail customers after February 1, 2001, until more specific rates are calculated.  The CPUC ordered SCE to pay the CDWR within 45 days after the CDWR supplies power to retail customers, subject to penalties for each day the payment is late.

On July 23, 2001, the CDWR submitted a proposed $13.1 billion revenue requirement to the CPUC (revised to $12.6 billion on August 7, 2001) to pay its bonds' costs and energy procurement costs for 2001 and 2002.  In comments filed with the CPUC on August 3, 2001, SCE indicated that based on the CDWR methodology, SCE's share of the $13.1 billion revenue requirement would be approximately $5.8 billion, which would require SCE to increase its current payment to the CDWR from 10.277(cent)per kWh to 15.9(cent)per kWh.  SCE requested that the CPUC refrain from adopting a final revenue requirement until all parties receive information that is essential to understanding how the revenue requirement was calculated and its relationship to the utilities' revenue requirement.  SCE also requested that the CPUC adopt fundamental principles, such as cost of service, to guide its view of the CDWR revenue requirement.  The CPUC will allow parties to file supplemental comments on the CDWR's revised revenue requirement on August 14, 2001.  To take actions that will make SCE creditworthy, the CPUC will need to provide reasonable assurance that SCE will be able to recover its ongoing costs, including the costs associated with
CDWR's revenue requirement.

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SCE believes that the intent of AB 1X was for the CDWR to assume full responsibility for purchasing all power needed to serve the retail customers of electric utilities, in excess of the output of generating plants owned by the electric utilities and power delivered to the utilities under existing contracts.  However, the CDWR has stated that it is only purchasing power that it considers to be reasonably priced, leaving the ISO to purchase in the short-term market the additional power necessary to meet system requirements.  The ISO, in turn, takes the position that it will charge SCE for the costs of power it purchases in this manner.  If SCE is found responsible for purchases of power by the CDWR or ISO for sale to SCE's customers on or after January 18, 2001, SCE's purchased-power costs (and pre-tax loss) for the six months ended June 30, 2001, could increase by as much as
$1.9 billion (which includes bills received for January through May 2001, and an estimate for June 2001).  This amount could increase or decrease depending on CPUC or FERC decisions regarding payments and refunds.  In its
March 27, 2001, interim order, the CPUC stated that it cannot assume that the CDWR will pay for the ISO purchases and that it does not have the authority to order the CDWR to do so.  Litigation among certain power generators, the ISO and the CDWR (to which SCE is not a party), and proceedings before the FERC (to which SCE is a party), may result in rulings clarifying the CDWR's financial responsibility for purchases of power.  On April 6, 2001, the FERC issued an order confirming its February 14, 2001, order that the ISO must have a creditworthy buyer for any transactions.  SCE has not met the ISO's creditworthiness requirements since its credit ratings were downgraded in mid-January 2001.  As a result, SCE has protested and returned the bills it received from the ISO.
In any event, SCE takes the position that it is not responsible for purchases of power by the CDWR or the ISO on or after January 18, 2001, the day after the Governor signed the order authorizing the CDWR to begin purchasing power for utility customers.  SCE cannot predict the outcome of any of these proceedings or issues.  The MOU states that the CDWR will assume the entire responsibility for procuring the electricity needs of retail customers within SCE's service territory through December 31, 2002, to the extent those needs are not met by generation sources owned by or under contract to SCE (SCE's net short position).  Under the MOU, SCE will resume buying power for its net short position after 2002.  The MOU calls for the CPUC to adopt cost-recovery mechanisms to make it financially practicable for SCE to reassume this responsibility.

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

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment information for the three and six months ended June 30, 2001, and 2000, was:

                                                     3 Months Ended                   6 Months Ended
                                                        June 30,                         June 30,
----------------------------------------------------------------------------------------------------------

     In millions                                  2001             2000            2001             2000
----------------------------------------------------------------------------------------------------------

     Operating Revenue:
     Electric utility                          $ 1,590          $ 1,853         $ 3,101          $ 3,683
     Unregulated power generation                  815              755           1,596            1,506
     Capital and financial services                 73               68             116              134
     Corporate and other                           149               73             276              149
----------------------------------------------------------------------------------------------------------

     Consolidated Edison International         $ 2,627          $ 2,749         $ 5,089          $ 5,472
----------------------------------------------------------------------------------------------------------

     Net Income (Loss):
     Electric utility(1)                          $ 28         $    156         $  (570)        $    270
     Unregulated power generation                   --              (19)              9              (31)
     Capital and financial services                 24               39              36               77
     Corporate and other                          (154)             (39)           (194)             (69)
----------------------------------------------------------------------------------------------------------

     Consolidated Edison International         $  (102)        $    137         $  (719)        $    247
----------------------------------------------------------------------------------------------------------

     (1) Net income (loss) available for common stock.

Corporate and other includes amounts from nonutility subsidiaries not significant as a reportable segment.  The net loss reported in 2001 includes a $117 million charge (after tax) related to the sale of assets discussed in
Note 7.

Total segment assets as of June 30, 2001, were: electric utility, $18 billion; unregulated power generation, $15 billion; capital and financial services, $4 billion.

Note 4.  Contingencies

In addition to the matters disclosed in these notes, Edison International is involved in legal, tax and regulatory proceedings before various courts and governmental agencies regarding matters arising in the ordinary course of business.  Edison International believes the outcome of these proceedings will not materially affect its results of operations or liquidity.

Energy Crisis Issues

In October 2000, a federal class action securities lawsuit was filed against SCE and Edison International.  As amended in December 2000 and March 2001, the lawsuit involves securities fraud claims arising from alleged improper accounting for the TRA undercollections.  The second amended complaint is supposedly filed on behalf of a class of persons who purchased Edison International common stock between July 21, 2000, and April 17, 2001.
This lawsuit has been consolidated with another similar lawsuit filed on March 15, 2001.  A consolidated class action complaint was filed on August 3, 2001.  SCE and Edison International have until September 17, 2001, to respond to the consolidated complaint.  SCE believes that the current and past accounting for the TRA undercollections and related items is appropriate and in accordance with accounting principles generally accepted in the United States.

Lawsuits have been filed against SCE by various QFs, including geothermal, wind and cogeneration suppliers.  The lawsuits are seeking payments of at least $833 million for energy and capacity supplied to SCE under QF contracts, and in some cases for additional damages as well.  Many of these QF lawsuits also seek an order allowing the suppliers to stop providing power to SCE so that they may sell the power to other purchasers.  The state court cases have largely been coordinated before a single trial judge. SCE has reached agreements with QFs representing about 95% of the QF renewable and cogeneration energy provided to SCE.  The agreements provide for

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

stays of litigation, payments to the QFs upon occurrence of specified conditions, modifications in some cases to the contract prices going forward, releases and dismissals of the litigation upon payment by SCE.

SCE and Edison International cannot predict the outcome of any of these matters.

Environmental Protection

Edison International is subject to numerous environmental laws and regulations, which require it to incur substantial costs to operate existing facilities, construct and operate new facilities, and mitigate or remove the effect of past operations on the environment.

Edison International records its environmental liabilities when site assessments and/or remedial actions are probable and a range of reasonably likely cleanup costs can be estimated.  Edison International reviews its sites and measures the liability quarterly, by assessing a range of reasonably likely costs for each identified site using currently available information, including existing technology, presently enacted laws and regulations, experience gained at similar sites, and the probable level of involvement and financial condition of other potentially responsible parties.  These estimates include costs for site investigations, remediation, operations and maintenance, monitoring and site closure.  Unless there is a probable amount, Edison International records the lower end of this reasonably likely range of costs (classified as other long-term liabilities) at undiscounted amounts.

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

Edison International expects to clean up its identified sites over a period of up to 30 years.  Remediation expenditures in each of the next several years are expected to range from $10 million to $20 million.  Recorded expenditures for the twelve-month period ended June 30, 2001 were $19 million.

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

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

developments, including additional information about existing sites or the identification of new sites, will not require material revisions to such estimates.

Nuclear Insurance

Federal law limits public liability claims from a nuclear incident to $9.5 billion.  SCE and other owners of the
San Onofre and Palo Verde nuclear plants have purchased the maximum private primary insurance available ($200 million).  The balance is covered by the industry's retrospective rating plan that uses deferred premium charges to every reactor licensee if a nuclear incident at any licensed reactor in the U.S. results in claims and/or costs which exceed the primary insurance at that plant site.  Federal regulations require this secondary level of financial protection.  The Nuclear Regulatory Commission exempted San Onofre Unit 1 from this secondary level, effective June 1994.  The maximum deferred premium for each nuclear incident is $88 million per reactor, but not more than $10 million per reactor may be charged in any one year for each incident.  Based on its ownership interests, SCE could be required to pay a maximum of $176 million per nuclear incident.  However, it would have to pay no more than $20 million per incident in any one year.  Such amounts include a 5% surcharge if additional funds are needed to satisfy public liability claims and are subject to adjustment for inflation.  If the public liability limit above is insufficient, federal regulations may impose further revenue-raising measures to pay claims.

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

SCE, as operating agent, has primary responsibility for the interim storage of its spent nuclear fuel at San
Onofre.  Current capability to store spent fuel is estimated to be adequate through 2005.  SCE is conducting engineering studies and evaluating the cost of constructing an interim storage facility for Units 2 and 3.  The development and construction of an interim fuel storage facility for Unit 1 is in progress as part of the decommissioning project.  Costs for the interim fuel storage facility for Unit 1 are fully funded from the decommissioning trust.

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

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Paiton Project

A wholly owned subsidiary of EME (Paiton Energy) owns a 40% interest and has a $503 million investment (at June
30, 2001) in the Paiton project, a 1,230-MW coal-fired power plant in Indonesia.  As discussed more fully in
Edison International's 2000 Annual Report on Form 10-K, Paiton Energy is in continuing negotiations on a long-term restructuring of the revenue schedule under a long-term power purchase agreement with the state-owned electricity company.  Paiton Energy and the state-owned electricity company agreed on a Phase I Agreement for the period from January 1, 2001, through June 30, 2001.  This agreement provided for fixed monthly payments totaling
$108 million over its six-month duration and for the payment for energy delivered to the state-owned electricity company from the plant during this period.  The state-owned electricity company made all fixed payments due under the Phase I Agreement totaling $108 million as scheduled.  Paiton Energy received lender approval of the Phase I
Agreement and has also entered into a lender interim agreement under which lenders have agreed to interest-only payments and to deferral of principal payments while Paiton Energy and the state-owned electricity company seek a long-term restructuring.  The lenders have agreed to extend that agreement through December 31, 2001.  Paiton
Energy and the state-owned electricity company intended to complete the negotiations of the future phases of a new long-term revenue schedule during the six-month duration of the Phase I Agreement.  Although Paiton Energy and the state-owned electricity company did not complete negotiations on a long-term restructuring of the revenue schedule by June 30, 2001, Paiton Energy and the state-owned electricity company have signed an agreement providing for an extension of the Phase I Agreement from July 1, 2001 to September 30, 2001.  Paiton Energy is continuing to generate electricity to meet the power demand in the region and believes that the state-owned electricity company will continue to agree to make payments for electricity on an interim basis beyond June 30,
2001, while negotiations regarding the long-term restructuring of the tariff continue.  Although completion of negotiations may be delayed, Paiton Energy continues to believe that negotiations on the long-term restructuring of the revenue schedule will be successful.

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

Note 5.  Derivative Instruments and Hedging Activities

Effective January 1, 2001, Edison International adopted a new accounting standard for derivative instruments and hedging activities.  The standard establishes accounting and reporting standards requiring that all derivative instruments be recognized on the balance sheet at their fair value unless they meet an exception.  The standard requires that changes in the derivatives' fair value be recognized currently in earnings unless specific hedge accounting criteria are met.  For derivatives that qualify for hedge accounting, depending on the nature of the hedge, changes in fair value are either offset by changes in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.  The ineffective portion of a derivative's change in fair value is immediately recognized in earnings.  The majority of EME's physical long-term power and fuel contracts, and the similar business activities of EME's affiliates, qualify under this exception.

EME's primary risk exposures arise from changes in electricity and fuel prices, interest rates and fluctuations in foreign currency exchange rates.  These risks are managed, in part, by using derivative financial instruments in accordance with established policies and procedures.  On the implementation date, all derivatives were recorded at fair value unless the derivatives qualify for the normal sales and purchases exception.  This exception applies to physical sales and purchases of power or fuel where it is probable that physical delivery will occur, the pricing provisions are clearly and closely related to the contracted prices and the documentation requirements of the new accounting standard are met.

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The majority of EME's remaining risk management activities, including forward sales contracts from the Homer City plant, qualify for treatment under the new accounting standard as cash flow hedges with appropriate adjustments made to other comprehensive income.  The hedge agreement EME has with the State Electricity Commission of
Victoria for electricity prices from the Loy Yang B project in Australia qualifies as a cash flow hedge.  This contract could not qualify under the normal sales and purchases exception because financial settlement of the contract occurs without physical delivery.  Some of EME's derivatives did not qualify for either the normal sales and purchases exception or as cash flow hedges.  These derivatives are recorded at fair value with subsequent changes in fair value recorded through the income statement.  The majority of EME's risk management activities related to the Ferrybridge and Fiddler's Ferry power plants in the United Kingdom and fuel contracts related to the Collins Station in Illinois do not qualify for either the normal purchases and sales exception or as cash flow hedges.  In both these situations, EME could not conclude, based on information available at June 30, 2001, that the timing of generation from these power plants met the probable requirement for a specific forecasted transaction under the new accounting standard.  Accordingly, the majority of these contracts are recorded at fair value, with subsequent changes in fair value reflected in nonutility power generation revenue in the consolidated income statement.

As a result of the adoption of the new standard, Edison International expects its quarterly earnings from its EME subsidiary to be more volatile than earnings reported under the prior accounting policy.  In the three and six months ended June 30, 2001, EME has recorded net losses of $0.3 million and $7.4 million, respectively (after tax), as the changes in the fair value of derivatives required under the new accounting standard that previously qualified for hedge accounting.  EME recorded a $6 million (after tax) increase to net income as a cumulative change in the accounting for derivatives during the six months ended June 30, 2001.  In addition, EME recorded a
$230 million (after tax) unrealized holding loss upon adoption of a change in accounting principle reflected in accumulated other comprehensive income in the consolidated balance sheet.  During the quarter ended June 30,
2001, EME recorded a $120 million (after tax), unrealized holding gain reflected in accumulated other comprehensive income in the consolidated balance sheet.  EME has recorded net gains of $1.5 million and $1.6 million in the three and six months ended June 30, 2001, respectively, representing the amount of cash flow hedges' ineffectiveness reflected in nonutility power generation revenue in the consolidated income statement.

The new accounting standard provides guidance on the normal sales and purchases exception that affects classification of commodity contracts.  EME did not use the normal sales and purchases exception for forward sales contracts from the Homer City plant (as defined in the accounting standard) due to net settlement procedures with counterparties for the period between January 1, 2001, through June 30, 2001.  Effective July 1,
2001, recently issued accounting guidance extended the normal sales and purchases exception to include forward sales contracts subject to net settlement procedures with counterparties.  Accordingly, EME intends to use the normal sales and purchases exception for its Homer City forward sales contracts commencing July 1, 2001, and plans to record a cumulative change in the accounting for derivatives during the quarter ended September 30,
2001.  EME is currently evaluating the impact of the implementation guidance on its remaining commodity contracts which would be accounted for on a prospective basis.

The unrealized gains (losses) on cash flow hedges at June 30, 2001, included forward sales contracts from EME's
Homer City plant that did not meet the normal sales and purchases exception under the new accounting standard due to EME's net settlement procedures with counterparties.  In addition, the hedge agreement EME has with the State
Electricity Commission of Victoria for electricity prices from the Loy Yang B project in Australia qualifies as a cash flow hedge.  This contract also could not quality under the normal sales and purchases exception because financial settlement of the contract occurs without physical delivery.  Approximately 93% of EME's accumulated other comprehensive loss at June 30, 2001, related to unrealized losses on cash flow hedges resulting from the
Homer City and Loy Yang B contracts.  These net losses arise from current forecasts of future electricity prices in these markets greater than EME's contract prices.  Although the contract prices are below the current market prices, EME believes that prices included in its contracts mitigate price risk associated with future changes in market prices and are at prices that meet EME's profit objectives.  Assuming the long-term contracts with the

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

State Electricity Commission of Victoria continue to qualify as a cash flow hedge, future changes in the forecast of market prices for contract volumes included in this agreement will increase or decrease EME's other comprehensive income without significantly affecting EME's net income.

SCE also recorded its interest rate swap agreement (terminated January 5, 2001) and its block forward power-purchase contracts at fair value on its balance sheet effective January 1, 2001.  Due to downgrades in
SCE's credit ratings and SCE's failure to pay its obligations to the PX, the PX suspended SCE's market trading privileges and sought to liquidate SCE's remaining block forward contracts.  Before the PX could do so, on
February 2, 2001, the state seized the contracts, which at that time had an unrealized gain of approximately $500 million.  If the MOU is implemented, SCE will relinquish all claims against the state for seizing these contracts.  If the MOU is not implemented, SCE believes that it should be compensated for the reasonable value of these contracts under law, and would pursue the matter.  Edison International's June 30, 2001, balance sheet does not include these contracts.  As of June 30, 2001, SCE did not have any derivatives as defined by the new accounting standard that were not considered normal purchases or sales.

Note 6.  Purchased Power

SCE purchased power through the PX from April 1998 through mid-January 2001.  Since January 18, 2001, power purchased by the CDWR or through the ISO is not considered a cost to SCE, since SCE is acting as an agent for these transactions.  Further, amounts billed to and collected from its customers for these power purchases are being remitted to the CDWR and are not considered revenue to SCE.  See further discussion in Note 2.  SCE also has bilateral forward contracts with other entities and contracts with other utilities and QFs.  Purchases and generation sales amounts for the quarter ended June 30, 2001, reflect billing adjustments.  Purchased power detail is provided below:

                                                                 3 Months Ended          6 Months Ended
                                                                    June 30,                June 30,
---------------------------------------------------------------------------------------------------------

         In millions                                           2001        2000         2001       2000
---------------------------------------------------------------------------------------------------------

         PX/ISO:
         Purchases                                           $ (446)     $ 1,529      $   635    $ 2,041
         Generation sales                                      (382)       1,277          323      1,717
---------------------------------------------------------------------------------------------------------

         Purchased power - PX/ISO - net                         (64)         252          312        324
         Purchased power - bilateral contracts                   37           --           89         --
         Purchased power - interutility/QF contracts            834          435        2,130        863
---------------------------------------------------------------------------------------------------------

         Total                                               $  807      $   687      $ 2,531    $ 1,187
---------------------------------------------------------------------------------------------------------

Note 7.  Acquisitions and Dispositions

Edison Mission Energy

During the second quarter of 2001, EME completed the purchase of additional shares of Contact Energy for
NZ$152 million, increasing its ownership interest from 42.6% to 51.2%.  Accordingly, EME began accounting for
Contact Energy on a consolidated basis effective June 1, 2001, upon acquisition of a controlling interest.  Prior to June 1, 2001, EME used the equity method of accounting for Contact Energy.  To finance this purchase, EME obtained a NZ$135 million, 364-day bridge loan from an investment bank under a credit facility which is to be syndicated by the bank.  In addition to other security arrangements, a security interest over all Contact Energy shares held has been provided as collateral.  In June and July 2001, EME issued through one of its subsidiaries new preferred securities to repay the bridge loan.

On June 25, 2001, EME sold a 50% interest in its Sunrise project to Texaco for $84 million (50% of the project costs, prior to commercial operations).  Commercial operation commenced on June 27, 2001.

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 29, 2001, EME completed the sale of its 25% interest in the Hopewell project to the existing partner.
Proceeds from the sale were $27 million.  EME recorded a gain on the sale of $5 million ($3 million after tax).

Edison Enterprises

During second quarter 2001, Edison Enterprises, a wholly owned subsidiary of Edison International, decided to sell some of its assets.  On August 2, 2001, it sold a subsidiary (principally engaged in the business of providing residential security services and residential electrical warranty repair services) to ADT Security
Services, Inc., a subsidiary of Tyco International Ltd.

On June 7, 2001, another Edison Enterprises subsidiary (engaged in the business of integrated energy outsourcing)
entered into a letter of intent to sell substantially all of its assets to its current management.  The sale is anticipated to be completed in late 2001.

The carrying amount of the Edison Enterprises operations' net assets held for sale was $380 million at June 30,
2001.  Edison International recorded a charge of $117 million (after-tax) in the second quarter 2001 to reduce the carrying value of the assets of the businesses held for sale based on estimated proceeds from the sales.  The businesses held for sale had net losses of $9 million and $18 million for the six-month periods ended June 30,
2001 and 2000, respectively.

Note 8.  New Accounting Standards

In July and August 2001, the Financial Accounting Standards Board issued three new accounting standards:
"Business Combinations," "Goodwill and Other Intangibles"; and "Accounting for Asset Retirement Obligations."

The new Business Combinations standard eliminates the pooling-of-interests method, effective June 30, 2001.
After that, all business combinations will be recorded under the purchase method (record goodwill for excess of costs over the net assets acquired).

The new Goodwill and Other Intangibles standards requires that companies cease amortizing goodwill, effective
January 1, 2002.  Goodwill initially recognized after June 30, 2001, will not be amortized.  Goodwill on the balance sheet at June 30, 2001, will be amortized until January 1, 2002.  Under the new standard, goodwill will be tested for impairment using a fair-value approach when events or circumstances occur indicating that impairment might exist.  Also, a benchmark assessment for goodwill is required within six months of the date of adoption of the standard.

The Accounting for Asset Retirement Obligations standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is increased to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged.

Edison International is studying the impact of the new Asset Retirement Obligations and Goodwill and Other
Intangibles standards, and is unable to predict at this time the impact on its financial statements.  Edison
International does not anticipate any material impact on its results of operations or financial position from the
Business Combinations standard.

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.  Subsequent Events

On August 10, 2001, EME issued $400 million of 10% senior notes, due in 2008.  EME used the proceeds to repay indebtedness under its corporate credit facilities, reducing the outstanding commitments under these facilities to $823 million.

On July 2, 2001, Mission Energy Holding Company, a wholly owned indirect subsidiary of the parent company, issued
$800 million of 13.50% senior secured notes due 2008 and entered into an agreement for a $385 million senior secured term loan due 2006.  Both of these issuances are non-recourse to the parent company.  The common stock of
EME was pledged to secure the new debt.  Both the senior secured notes and the term loan have security interests in interest reserve accounts covering the interest payable on those obligations for the first two years.
Proceeds of the notes and term loan were used by the parent company to repay the entire outstanding principal amount of $618 million of its existing bank credit facility, plus interest of approximately $6 million, as well as a portion of the $250 million of senior unsecured notes maturing July 18, 2001.  The credit facility was originally due on May 14, 2001, but the bank lenders had agreed to extend the maturity date to June 30, 2001, and to forbear exercising remedies under the credit facility due to cross-defaults by SCE.  The bank credit facility has not been renewed.

On July 2, 2001, EME redeemed NZ$400 million of retail redeemable preference shares at their issuance price.
Funding for the redemption of the existing preferred securities was provided by a NZ$400 million credit facility scheduled to mature in July 2005.  The financing documents governing the credit facility provide that the credit facility may be funded under either, or a combination of, a letter of credit facility or a revolving credit facility.  The NZ$400 million was originally funded as a revolving credit facility.

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
Under the legislation and CPUC decisions, prices for wholesale purchases of electricity from power suppliers are set by markets while the retail prices paid by utility customers for electricity delivered to them remain frozen at June 1996 levels except for the 1(cent)-per-kWh and 3(cent)-per-kWh surcharges effective first quarter 2001.  See further discussion of the CPUC rate increases in Rate Stabilization Proceedings.  Beginning in May 2000, SCE's
costs to obtain power (at wholesale electricity prices) for resale to its customers substantially exceeded revenue from frozen rates.  The shortfall was accumulated in the transition revenue account (TRA), a
CPUC-authorized regulatory asset, prior to the retroactive transfer of the TRA balance to the transition cost balancing account (TCBA), as discussed below.  SCE has borrowed significant amounts of money to finance its electricity purchases, creating a severe financial drain on SCE.

On April 9, 2001, Edison International, SCE and the California Department of Water Resources (CDWR) executed a memorandum of understanding (MOU) which sets forth a comprehensive plan calling for legislation, regulatory action and definitive agreements to resolve important aspects of the energy crisis, and which is expected to help restore SCE's creditworthiness and liquidity.  The Governor of California and his representatives participated in the negotiation of the MOU, and the Governor endorsed implementation of all the elements of the MOU.  SCE and the
CDWR committed in the MOU to proceed in good faith to sponsor and support the required legislation and to negotiate in good faith the necessary definitive agreements.  The legislation required to implement the MOU is in doubt and a number of alternative measures have been proposed in the legislature.  See further discussion in
Memorandum of Understanding with the CDWR.

Accounting principles generally accepted in the United States permit SCE to defer costs and record regulatory assets if those costs are determined to be probable of recovery in future rates.  When SCE determined that regulatory assets, such as the TRA and the TCBA, were no longer probable of recovery through future rates, they were written off.  The TCBA is a regulatory balancing account that tracks the recovery of generation-related transition costs, including stranded investments.  SCE assessed the probability of recovery of the undercollected costs that were previously recorded in the TCBA in light of the CPUC's March 27, 2001, and April 3, 2001, decisions, including the retroactive transfer of balances from SCE's TRA to its TCBA and related changes that are discussed in more detail in Rate Stabilization Proceedings.  These decisions and other regulatory and legislative actions did not meet SCE's prior expectation that the CPUC would provide adequate cost recovery mechanisms.
Until legislative and regulatory actions are taken, SCE is unable to conclude that its undercollected costs that are recovered through the TCBA mechanism are probable of recovery in future rates.  As a result, Edison
International's financial results for the year ended December 31, 2000, included an after-tax charge at SCE of approximately $2.5 billion ($4.2 billion on a pre-tax basis), reflecting a write-off of the TCBA and net regulatory assets to be recovered through the TCBA mechanism, as of December 31, 2000.  In addition, SCE currently does not have regulatory authority to recover any purchased-power costs it incurs during 2001 in excess of revenue from retail rates.  Transition costs in excess of transition revenue are charged against earnings in
2001 absent a regulatory or legislative solution, such as implementation of the actions called for in the MOU that make recovery of such costs probable.  Unrecovered transition costs charged to earnings were $724 million
(after tax) for the six months ended June 30, 2001.  This has resulted in further material declines in reported common shareholders' equity, particularly in light of the CPUC's failure to provide SCE with sufficient rate increases to cover its ongoing costs and obligations.  The December 31, 2000, write-off also caused SCE to be unable to meet an earnings test that must be met before SCE can issue additional first mortgage bonds.  If a rate mechanism provided by legislation or regulatory authority is established that makes recovery from regulated rates probable as to all or a portion of the amounts that were previously charged against earnings, accounting standards provide that a regulatory asset would be reinstated with a corresponding increase in earnings.

The following pages include a discussion of the history of the TRA and TCBA and related circumstances, the devastating effect on the financial condition of SCE of undercollections recorded in the TRA and TCBA, the current status of the undercollections, the impact of the CPUC's March 27, 2001, decisions and related matters, and possible resolution of the current crisis through implementation of the MOU or other corrective action.

Results of Operations

Earnings

Edison International recorded losses of 31(cent)per share and $2.21 per share, respectively, for the three and six months ended June 30, 2001.  The quarterly loss reflects $63 million (after tax), or 19(cent)per share, of SCE's transition costs in excess of transition revenue during the second quarter of 2001. The year-to-date loss reflects $724 million (after tax), or $2.22 per share, of SCE's transition costs in excess of transition revenue during the first six months of 2001.  For financial reporting purposes, these undercollected costs are no longer accumulated in the TCBA and instead are expensed as incurred.  A one-time charge of 36(cent)per share at Edison
Enterprises to reflect the decision to sell two wholly owned subsidiaries is also included in Edison
International's quarterly and year-to-date losses.  Excluding SCE's undercollected transition costs (19(cent)and $2.22 per share, respectively), and the charge at Edison Enterprises, Edison International earned 24(cent)and 37(cent)per share for the three and six months ended June 30, 2001, respectively, compared to 41(cent)and 73(cent)per share for the year-earlier periods.  Excluding the undercollected transition costs, SCE's earnings were 28(cent)and 47(cent)per share, respectively, compared with 47(cent)and 80(cent)per share for the same periods last year.  The quarterly and year-to-date decreases for SCE were primarily due to lower earnings resulting from the February 2001 fire and resulting outage at the San Onofre Nuclear Generating Station (see further discussion of the San Onofre fire in the San Onofre
Nuclear Generating Station section) and higher interest expense resulting from SCE's deteriorated financial condition, as well as lower kWh sales.  Edison Mission Energy (EME) earned less than 1(cent)and 3(cent)per share in the three- and six-month periods ended June 30, 2001, respectively, compared to losses of 6(cent)and 9(cent)per share for the prior-year periods.  The increased earnings reflect higher energy prices for EME's domestic projects and increased earnings from oil and gas activities, partially offset by lower pool prices in the United Kingdom.
Edison Capital's earnings were 8(cent)and 11(cent)per share, compared with 12(cent)and 23(cent)per share for the year-earlier periods.  The decreases were primarily due to lower earnings from leveraged lease transactions and affordable housing portfolios, partially offset by a net gain on asset sale.  Edison Enterprises and Edison International
(parent company) incurred losses of 48(cent)and 60(cent)per share, respectively, compared to losses of 12(cent)and 21(cent)per share for the comparable periods in 2000.  The increased losses in 2001 were primarily due to Edison Enterprises'
one-time, after-tax adjustment against earnings of $117 million, or 36(cent)per share, to reflect the decision to sell two wholly owned subsidiaries of Edison Enterprises.  See discussion in Acquisitions and Dispositions.
Excluding the 36(cent)one-time adjustment, Edison Enterprises and the parent company's second quarter earnings were unchanged from the prior year due to improved operating performance at Edison Enterprises, partially offset by higher interest expense at the parent company.  Excluding the one-time adjustment, the decrease at Edison
Enterprises and the parent company for year-to-date June 30, 2001, was mainly the result of higher interest expense in 2001 and a first quarter 2000 gain on the sale of marketable securities at Edison International's insurance subsidiary, partially offset by improved operating performance at Edison Enterprises in 2001.

If and when regulatory and legislative actions are taken that make recovery probable, the regulatory assets written off as of December 31, 2000, and the undercollected costs incurred in 2001, would be restored to the balance sheet, with a corresponding increase to earnings of approximately $3.2 billion (after tax).

Unless a rate-making mechanism is implemented in accordance with the MOU described above or other necessary rate-making action is taken, future net undercollections of transition costs will be charged to earnings as the losses are incurred.  SCE anticipates that the losses resulting from these undercollections will continue unless a rate-making mechanism is established.

Operating Revenue

SCE's customers are able to choose to purchase power directly from an energy service provider, thus becoming direct access customers, or continue to have SCE purchase power on their behalf.  Most direct access customers are billed by SCE, but given a credit for the generation portion of their bills.  Under Assembly Bill 1 (First
Extraordinary Session, AB 1X), enacted on February 1, 2001, the CPUC was directed (on a schedule it determines)
to suspend the ability of retail customers to select alternative providers of electricity until the CDWR stops buying power for retail customers.  The CPUC has not yet acted on this directive.

During 2000, as a result of the power shortage in California, SCE's customers on interruptible rate programs
(which provide for a lower generation rate with a provision that service can be interrupted if needed, with penalties for noncompliance) were asked to curtail their electricity usage at various times.  As a result of noncompliance with SCE's requests, those customers were assessed significant penalties.  On January 26, 2001, the
CPUC waived the penalties assessed to noncompliant customers after October 1, 2000, until a reevaluation of the operation of the interruptible programs can be completed.

Electric utility revenue decreased for the three and six months ended June 30, 2001, compared to the same periods in 2000, primarily because SCE no longer supplies its customers with all of their electricity needs (since mid-January 2001).  Electric utility revenue was reduced by $461 million and $718 million, respectively, for the three and six months ended June 30, 2001.  Amounts SCE bills to and collects from its customers for electric power purchased and sold by the CDWR or through the Independent System Operator (ISO) on behalf of SCE's customers beginning January 18, 2001, are being remitted to the CDWR and are not considered revenue to SCE.  See
CDWR Power Purchases discussion.  The decreases were also the result of a 6% decrease in retail sales volume, primarily the result of conservation efforts.  The effects of the 1(cent)-per-kWh and 3(cent)-per-kWh surcharges, as well as the credit given to customers who chose direct access during second quarter 2000 partially offset the quarterly decreases discussed above.  The direct access credits decreased during the second quarter of 2001 due to a fewer number of direct access customers in 2001, as well as a lower basis used in calculating the amount of the credit.  The lower basis in 2001 relates to SCE's frozen rates, as opposed to the California Power Exchange
(PX) market price, which was the basis in 2000.  The year-to-date decrease was also due to a decrease in revenue related to operation and maintenance services.  SCE is no longer providing these services to the independent power companies who now own the generating stations SCE sold in 1998.

More than 93% of electric utility revenue was from retail sales.  Retail rates are regulated by the CPUC and wholesale rates are regulated by the Federal Energy Regulatory Commission (FERC).

Due to warmer weather during the summer months, electric utility revenue during the third quarter of each year is significantly higher than other quarters.

Nonutility power generation revenue increased for both the quarter and year-to-date period ended June 30, 2001, primarily due to increases at EME related to its cogeneration projects, its oil and gas activities, its trading activities and its increased ownership in Contact Energy (see discussion in Ownership Changes section), partially offset by decreases at its Ferrybridge, Fiddler's Ferry and First Hydro plants.  The quarterly increase was also partially offset by lower revenue from its Illinois plants.  The year-to-date increase also reflects an increase in revenue from EME's Illinois plants in the first quarter of 2001.

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

Financial services and other revenue increased for both the three and six months ended June 30, 2001, mostly due to increases at two other Edison International's nonutility subsidiaries.  Beginning in January 2001, an Edison
International nonutility subsidiary began providing operation and maintenance services to the independent power companies who now own the generation stations SCE sold in 1998.  From 1998 through December 2000, SCE was providing these services.  The increases resulted from the selling of real estate and providing these operating and maintenance services.  The year-to-date increase was partially offset by a decrease at Edison Capital related to lower revenue from leverage lease transactions.

Operating Expenses

Fuel expense increased for both the three and six months ended June 30, 2001, compared to the prior-year periods, primarily due to increases at EME resulting from its Doga plant and its increased ownership in Contact Energy.  A fuel-related refund resulting from a settlement with another utility that SCE recorded in the second quarter of
2000 caused lower fuel expense in 2000.

Purchased-power expense increased significantly for the three and six months ended June 30, 2001, compared to the same periods in 2000.  The increases were the result of increased purchased-power expense related to qualifying facilities (QFs), bilateral contracts and interutility contracts.  The quarterly increase was partially offset by the absence of purchases from the PX and ISO in 2001.  In December 2000, the FERC eliminated the requirement that
SCE buy and sell its purchased and generated power through the PX and ISO.  Due to SCE's noncompliance with the
PX's tariff requirement for posting collateral for all transactions in the day-ahead and day-of markets as a result of the downgrade in its credit rating, the PX suspended SCE's market trading privileges effective mid-January 2001.  See further discussion of SCE's liquidity crisis in Financial Condition.  The year-to-date increase was also the result of increased PX/ISO purchased-power expense.  See Purchased Power table in Note 6 to the Consolidated Financial Statements.  See further discussion in CDWR Power Purchases.

Prior to April 1998, SCE was required under federal law and CPUC orders to enter into contracts to purchase power from QFs at CPUC-mandated prices even though energy and capacity prices under many of these contracts are generally higher than other sources.  Purchased-power expense related to QFs increased for the three and six months ended June 30, 2001, compared to the year-earlier periods.  The increases were primarily due to the short-run avoided cost factor (which is based on the price of natural gas) of the QF contracts causing a significant increase in the payments to QFs.  The increases related to bilateral contracts were the result of SCE not having these contracts in 2000.  The increases related to interutility contracts were volume-driven.

PX/ISO purchased-power expense increased significantly between May 2000 and mid-January 2001, due to increased demand for electricity in California, dramatic price increases for natural gas (a key input of electricity production), and structural problems within the PX and ISO.  Since May 2000, SCE's use of risk management instruments tools minimally offset the increased volume of higher-priced PX purchases.

Provisions for regulatory adjustment clauses decreased for the six months ended June 30, 2001, compared to the year-earlier period.  The decrease primarily resulted from SCE no longer accumulating undercollected transition costs in the TCBA for financial reporting purposes, as well as undercollections related to the administration of energy conservation programs and other public benefit programs in 2001.  For the six months ended June 30, 2000,
SCE recorded overcollections related to the generation-related balancing accounts.

Other operation and maintenance expense increased for the three and six months ended June 30, 2001, compared to the same periods in 2000, primarily due to increased plant operating expenses at EME's Illinois plants and increased expenses at a nonutility subsidiary related to the sale of real estate.

Depreciation, decommissioning and amortization expense decreased significantly for the three and six months ended
June 30, 2001, primarily due to a decrease in SCE's amortization expense.  Since SCE's December 31, 2000, write-off included the unamortized nuclear investment regulatory asset, SCE has not recorded any amortization expense related to this asset during the first six months of 2001.

The writedown of nonutility assets was recorded by Edison Enterprises to reflect the decision to sell two wholly owned subsidiaries.  See further discussion in Acquisitions and Dispositions.

Other Income and Deductions

Interest and dividend income increased for the six months ended June 30, 2001, primarily due to increases at
Edison International and Edison Capital, resulting from higher cash balances as they conserve cash due to their liquidity issues, and an increase at EME related to foreign exchange gains on intercompany loans.

Other nonoperating income decreased for both the three and six months ended June 30, 2001, compared to the year-earlier periods.  The decreases were primarily due to SCE's second quarter 2000 gains on sales of equity investments and the gain on sale of EME's 50% interest in a cogeneration project in Florida in second quarter
2000.  The year-to-date decrease was also due to lower CPUC-approved shareholder incentives at SCE resulting from fewer QF contract restructurings and the gain on sale of an equity investment at Edison International's insurance subsidiary in first quarter 2000.

Interest expense - net of amounts capitalized increased for both the three and six months ended June 30, 2001, compared to the year-earlier periods, reflecting additional long-term debt at SCE and Edison Capital, and higher short-term debt balances at both SCE and the parent company.  Decreases in interest expense at EME reflecting payments on long-term debt and favorable changes in foreign exchange rates partially offset the increases in interest expense.

Other nonoperating deductions decreased for both the quarter and year-to-date period ended June 30, 2001, due to lower accruals at SCE for regulatory matters in 2001.

Income Taxes

Income taxes decreased for the three and six months ended June 30, 2001, compared to the year-earlier periods.
The decreases were the result of income tax benefits at SCE ($51 million for the second quarter 2001 and $548 million for the six months ended June 30, 2001) arising from the transition costs in excess of transition revenue, as well as income tax benefits arising from the one-time charge at Edison Enterprises in second quarter
2001 to reflect the decision to sell two wholly owned subsidiaries.

Financial Condition

Edison International's liquidity is primarily affected by debt maturities, access to capital markets, dividend payments, capital expenditures, investments in partnerships and unconsolidated subsidiaries, and SCE's power purchases. Capital resources include cash from operations, asset sales and external financings.  As a result of
SCE's deteriorating financial condition (further discussed in Liquidity Issues), at June 30, 2001, the fair market value of approximately $1.1 billion of Edison International's short-term debt was approximately 81% of its carrying value and the fair market value of its long-term debt was approximately 94% of its carrying value.

Liquidity Issues

SCE
---

Sustained higher wholesale energy prices that began in May 2000 persisted through June 2001.  This resulted in increasing undercollections in the TRA and TCBA.  The increasing undercollections, coupled with SCE's anticipated near-term capital requirements (detailed in the Cash Flows from Investing Activities section of Financial
Condition) and the adverse reaction of the credit markets to continued regulatory uncertainty regarding SCE's ability to recover its current and future power procurement costs, have materially and adversely affected SCE's liquidity.  As a result of its liquidity crisis, SCE has taken and is taking steps to conserve cash so that it can continue to provide service to its customers.  As a part of this process, beginning in January 2001 SCE temporarily suspended payments of certain obligations for principal and interest on outstanding debt and for purchased power.  As of July 31, 2001, SCE had $3.3 billion in obligations that were unpaid and overdue including: (1) $878 million to the PX or ISO; (2) $1.2 billion to QFs; (3) $230 million in PX energy credits for energy service providers; (4) $531 million of matured commercial paper; and (5) $400 million of principal on its
5-7/8% and 6-1/2% senior unsecured notes.  As applicable, unpaid obligations will continue to accrue interest.

SCE's failure to pay when due the principal amount of the 5-7/8% and 6-1/2% senior unsecured notes constituted a default on the series, entitling those noteholders to exercise their remedies.  Such failure and the failure to pay commercial paper when due could also constitute an event of default on all the other series of senior unsecured notes (totaling $2.2 billion of outstanding principal) if the trustee or holders of 25% in principal amount of the notes give a notice demanding that the default be cured, and SCE does not cure the default within
30 days.  Such failures are also an event of default under SCE's credit facilities and bilateral credit agreements, entitling those lenders to exercise their remedies including potential acceleration of the outstanding borrowings of $1.65 billion.  If a notice of default is received, SCE could cure the default only by paying $931 million in overdue principal to holders of commercial paper and the 5-7/8% and 6-1/2% senior unsecured notes.  Making such payment would further impact SCE's liquidity.  If a notice of default were received and not cured, and the trustee or noteholders were to declare an acceleration of the outstanding principal amount of the senior unsecured notes, SCE would not have the cash to pay the obligation and could be forced to declare bankruptcy.  As a result of the default on the two series of senior unsecured notes, SCE's other senior unsecured notes and subordinated debentures ($1.85 billion) have been classified as due within one year in the accompanying financial statements.  If SCE is found responsible for purchases of power by the CDWR or the ISO for sale to
SCE's customers on or after January 18, 2001, SCE's unpaid obligations as of July 31, 2001, could increase by as much as $1.9 billion.  This amount could increase or decrease depending on CPUC or FERC decisions regarding payments and refunds.  See additional discussion in CDWR Power Purchases.  These stated amounts representing past or future obligations for purchased power, PX energy credits and certain other items include amounts that are in dispute, and the publishing of these amounts is not an admission by SCE of liability for any disputed amounts.

Subject to certain conditions, the bank lenders under SCE's credit facilities agreed to forbear from exercising remedies, including acceleration of borrowed amounts, against SCE with respect to the event of default arising from the failure to pay the 5-7/8% and 6-1/2% senior unsecured notes, and commercial paper when due.  SCE's $200 million short-term bank credit facility's maturity date has been extended to September 15, 2001, under a forbearance agreement that has been extended three times and currently expires on the same day.  SCE has $400 million in bilateral credit agreements that expire in late September 2001.  SCE has not entered into forbearance agreements with the lenders under the bilateral credit agreements.  At July 31, 2001, SCE had estimated cash reserves of approximately $1.7 billion (after deducting $419 million of designated funds), which was approximately $1.6 billion less than its outstanding unpaid obligations (discussed above) and overdue amounts of preferred stock dividends (see below).  As of March 31, 2001, SCE resumed payment of interest on its debt obligations.  If the MOU is implemented, it is expected to allow SCE to recover its undercollected costs and to help restore SCE's creditworthiness, which would allow SCE to pay all of its past due obligations.

On March 27, 2001, the CPUC issued decisions ordering SCE and other investor-owned utilities to pay QFs for power deliveries on a going forward basis, commencing with April 2001 deliveries, and on the California Procurement
Adjustment (CPA) calculation and the approval of a 3(cent)-per-kWh rate increase.  One of the CPUC decisions also modified the formula used in calculating payments to QFs by substituting natural gas index prices based on deliveries at the Oregon border rather than the index prices at the Arizona border.  The changes apply to all
QFs, where appropriate, regardless of whether they use natural gas or other resources such as solar or wind.

Based on these decisions, the uncertainty about the amount of revenue the CDWR will require to pay its bond and energy procurement costs, and how much of this revenue requirement will be allocated to SCE (see CDWR Power
Purchases), SCE estimates that future cash may not be sufficient to cover retained generation, purchased-power and transition costs.  In comments filed with the CPUC in March and April 2001, SCE provided a forecast showing that the net effects of the rate increase, the payment ordered to be made to the CDWR, and the QF decision could result in a shortfall to the CPA calculation during 2001.  To implement the MOU, it will be necessary for the
CPUC to modify or rescind these decisions.

In light of SCE's liquidity crisis, its Board of Directors did not declare quarterly common stock dividends to
SCE's parent, Edison International, in December 2000, March 2001 or June 2001 and Edison International's Board of

Page28

Directors did not declare a common stock dividend to Edison International's shareholders.  Also, SCE's Board has not declared the regular quarterly dividends for any of SCE's cumulative preferred stock in 2001.  As of July 31,
2001, SCE's preferred stock dividends in arrears were $11 million.  As a result of SCE's $2.5 billion charge to earnings as of December 31, 2000, SCE's retained earnings are now in a deficit position and therefore under
California law, SCE will be unable to pay dividends as long as a deficit remains, unless SCE meets certain conditions under which dividends can be paid from sources other than retained earnings.  SCE does not meet these conditions.  As long as accumulated dividends on SCE's preferred stock remain unpaid, SCE cannot pay any dividends on its common stock.

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

SCE's future liquidity depends, in large part, on whether action by the California Legislature and the CPUC is taken in a manner sufficient to resolve the energy crisis and the cash flow deficit created by the current rate structure and the volatility in the price of wholesale electricity and natural gas.  Without a change in circumstances, resolution of SCE's liquidity crisis and its ability to continue to operate outside of bankruptcy is uncertain.

EME
---

EME has three corporate credit facilities (totaling $1.2 billion) that are scheduled to expire on October 10,
2001.  As of July 31, 2001, EME had borrowed or issued letters of credit aggregating $1.2 billion under these credit facilities and had an unused capacity of approximately $17 million.  Under these lines of credit, EME must reduce the outstanding commitments to $1 billion by August 15, 2001.  On August 10, 2001, EME completed a $400 million private placement of senior notes, the net proceeds of which were sufficient to meet this commitment.
EME plans to replace the corporate credit facilities with a new credit facility with a short-term (1 year)
component and an intermediate term (3 years) component.  EME's corporate cash requirements in 2001 are expected to exceed cash distributions from its subsidiaries.  EME's corporate cash requirements for the remainder of 2001 include:  debt service under its senior notes and intercompany notes resulting from sale-leaseback transactions which total $123 million; equity and capital requirements for projects in development and under construction of
$67 million; dividends payable to Mission Energy Holding Company of $65 million; a tax-sharing payment to the parent company of $51 million; and general and administrative expenses.

In addition, to provide additional liquidity, EME may sell its interest in individual projects in its project portfolio.  Under one of EME's credit facilities, EME is required to use 50% of the net proceeds from the sale of assets and 100% of the net proceeds from the issuance of capital markets debt to repay senior bank indebtedness until the aggregate commitment amount under the corporate facilities is reduced to $850 million.  EME has entered into agreements for the sale of some of its non-core partnership interests in the United States and Puerto Rico, and is offering for sale certain other interests.  EME expects the proceeds of the sales of its interests in such projects, if completed, to exceed their aggregate book value.  EME is also considering sale-leaseback transactions of certain projects, the proceeds of which would be used to repay short-term indebtedness or to meet other capital requirements.

To isolate EME from the severe credit downgrades suffered by SCE, Edison Capital and the parent company, and to help preserve the value of EME, EME has adopted certain amendments to its articles of incorporation and bylaws
(see additional discussion in Cash Flows from Financing Activities).

The financial performance of the Ferrybridge and Fiddler's Ferry plants has not met EME's expectations, largely due to lower power prices resulting from increased competition, climatic effects and uncertainties surrounding the new electricity trading arrangements discussed in the EME Issues section of Market Risk Exposures.  As a result, EME's UK subsidiary has defaulted on its financing documents related to the acquisition of the plants.
As a result of the reduced financial performance, EME's UK subsidiary deferred some environmental capital expenditure milestone requirements in the original capital expenditure program set forth in the financing documents.  The original capital expenditure program has been revised, and this revision has been agreed to by the financing parties.  In addition, in July 2001, the financing parties waived technical defaults under the financing documents and a default under the financing documents resulting from the fact that, due to this reduced financial performance, EME's UK subsidiary's debt service coverage ratio during 2000 declined below the threshold set forth in the financing documents.  EME cannot provide assurance that its UK subsidiary's creditors will continue to waive its non-compliance with the requirements under the financing documents or that EME's UK subsidiary will satisfy its financial ratios in the future.

The financing documents state that a breach of the financial ratio covenant constitutes an immediate event of default and, if the event of default is not waived, the financing parties are entitled to enforce their security over the affiliate's assets, including the power plants.  Despite the breaches under the financing documents, the subsidiary's debt service coverage ratio for 2000 exceeded 1:1.  Due to the timing of its cash flows and debt service payments, EME's UK subsidiary utilized its debt service reserve to meet its debt service requirements in
2000.  In March 2001, EME's UK subsidiary met its semi-annual debt service requirements.

As a result of the change in the prices of power in the UK, EME is offering the Ferrybridge and Fiddler's Ferry power plants for sale through a competitive bidding process.  A decision has not been made regarding whether or not the sale of these plants will ultimately occur and, accordingly, these assets are not classified as held for sale.  However, if a decision to sell the Ferrybridge and Fiddler's Ferry plants were made, it is likely that EME will not recover any of its investment in the subsidiary that owns these assets.  At June 30, 2001, EME's net investment in the Ferrybridge and Fiddler's Ferry power plants was $974 million.  EME plans to use the proceeds from the sale, if it occurs, to repay a portion or all of the indebtedness of the project. EME cannot provide assurance that acceptable bids will be obtained or, if such bids are acceptable, that completion of the sale will occur. In this regard, EME also cannot provide assurance that it will be able to negotiate acceptable terms and conditions with a potential buyer or that if an agreement was reached, that EME will be able to satisfy the conditions needed for closing, which will include, among other things, a regulatory review in the UK.

Edison Capital
--------------

As of June 30, 2001, Edison Capital was fully drawn on its $300 million bank facility, which originally matured on June 30, 2001, but was extended until July 31, 2001.  In July 2001, Edison Capital's bank facility of $150 million was extended until June 30, 2002.  The remaining $150 million bank facility was paid off and not renewed.  Edison Capital historically received cash from Edison International for the federal and state tax benefits and incentives flowing from Edison Capital's investments that are actually utilized on the Edison
International consolidated tax return.  However, these tax benefits and incentives are not currently being utilized by Edison International and Edison Capital is not currently receiving cash for them.  Without such cash,
Edison Capital must meet its current obligations out of existing cash resources and/or by liquidating some of its investments.  Any failure by Edison Capital to meet its obligations as they become due, could be expected to have a material adverse effect on Edison Capital's financial position and ability to conduct future operations.  Under the current circumstances, Edison Capital is not pursuing any new investment opportunities.

Edison International
--------------------

In order to reduce current cash requirements, in May 2001, the parent company deferred the interest payments in accordance with the terms of its outstanding quarterly income debt securities issued to an affiliate.  This caused a corresponding deferral of distributions on quarterly income preferred securities issued by that affiliate.  Interest payments may be deferred for up to 20 consecutive quarters.  During the deferral period, the principal of the debt securities and each unpaid interest installment will continue to accrue interest at the applicable coupon rate.  All interest in arrears must be paid in full at the end of the deferral period.  The parent company cannot pay dividends on or purchase its common stock while interest is being deferred.  The parent company expects to continue to pay all other obligations, as they are due.

On July 2, 2001, Mission Energy Holding Company, a wholly owned indirect subsidiary of the parent company issued
$800 million of 13.50% senior secured notes due 2008 and entered into an agreement for a $385 million senior secured term loan due 2006.  Both of these issuances are non-recourse to the parent company.  The common stock of
EME was pledged to secure the new debt.  Both the senior secured notes and the term loan have security interests in interest reserve accounts covering the interest payable on those obligations for the first two years.
Proceeds of the notes and term loan were used by the parent company to repay the entire outstanding principal amount of $618 million of its existing bank credit facility, plus interest of approximately $6 million, as well as a portion of the $250 million of senior unsecured notes maturing July 18, 2001.  The credit facility was originally due on May 14, 2001, but the bank lenders had agreed to extend the maturity date to June 30, 2001, and to forbear exercising remedies under the credit facility due to cross-defaults by SCE.  The bank credit facility has not been renewed.

As a result of SCE's $2.5 billion charge to earnings as of December 31, 2000, and its $570 million loss in the first six months of 2001 (discussed in Earnings section), Edison International's retained earnings are now in a deficit position and therefore under California law, Edison International will be unable to pay dividends as long as a deficit remains, unless Edison International meets certain conditions under which dividends can be paid from sources other than retained earnings.  Edison International does not meet such conditions.

Cash Flows from Operating Activities

Despite the $719 million loss Edison International incurred for the six months ended June 30, 2001, net cash provided by operating activities was $937 million, primarily due to SCE temporarily suspending payments for interest on outstanding debt and for purchased power beginning in January 2001.

Beginning first quarter 2001, the cash flow coverage of dividends quarterly calculation is no longer meaningful due to Edison International not paying dividends to its common stock shareholders (discussed above in Liquidity
Issues).

SCE's estimates of cash available for operations in 2001 assume, among other things, satisfactory reimbursement of costs incurred during California's energy crisis, the receipt of adequate and timely rate relief, and the realization of its assumptions regarding cost increases, including the cost of capital.

Estimated noncancelable lease payments for the next five years are:  2001 - $189 million; 2002 - $213 million;
2003 - $212 million; 2004 - $233 million; and 2005 - $271 million.

Cash Flows from Financing Activities

At June 30, 2001, Edison International and its subsidiaries had $16 million of borrowing capacity available under lines of credit totaling $3.8 billion.  The parent company, SCE and Edison Capital have drawn on their entire lines of credit.  EME had total lines of credit of $1.2 billion, with $16 million available to finance general cash requirements.  These unsecured lines of credit have various expiration dates and, when available, can be drawn down at negotiated or bank index rates.  Both the parent company and SCE had successfully negotiated with bank lenders to extend their 364-day credit facilities (until June 30, 2001, for the parent company's $618 million facility and until September 15, 2001, for SCE's $200 million facility).  SCE also has $400 million bilateral credit agreements that expire in late September 2001.  SCE's remaining $1.05 billion in credit facilities is due to expire in May 2002.  On July 2, 2001, Mission Energy Holding issued $800 million of 13.50%
senior secured notes due 2008 and entered into an agreement for a $385 million senior secured term loan.
Proceeds of the notes and term loan were used by the parent company to repay the entire outstanding principal amount of $618 million of its existing bank credit facility, plus interest of approximately $6 million and a portion of $250 million of senior unsecured notes maturing July 18, 2001; the bank credit facility has not been renewed.

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
Similarly, Mission Energy Holding's certificate of incorporation includes provisions that require the unanimous approval of Mission Energy Holding's board of directors, including at least one independent director, before

Mission Energy Holding can take certain actions.  Such actions include:  consolidate or merge with or into any other entity; transfer all or substantially all of its assets and properties to any other entity; institute or consent to bankruptcy, insolvency or similar proceedings or actions; declare or pay dividends or distributions other than dividends permitted under the terms of the indenture for its senior secured notes; or liquidate or otherwise wind up.

EME has entered into a support agreement that commits it to contribute up to $300 million in equity to its trading operation unit.  EME has firm commitments related to the Italian wind projects to make equity contributions of $1 million and $8 million for asset purchases, as well as $123 million related to the Sunrise project and $59 million related to its CBK acquisition (see Acquisitions and Dispositions discussion).  EME also has contingent obligations to make additional contributions of $42 million, primarily for equity support guarantees related to the Paiton project in Indonesia and the ISAB project in Italy.  EME has capital commitments of $986 million related to the turbine lease agreement and $250 million related to the Illinois plants.

EME may incur additional obligations to make equity and other contributions to projects in the future.  EME has interests in eight partnerships that own power plants (or QFs) in California and have power purchase agreements with Pacific Gas and Electric Company (PG&E) and/or SCE.  As previously discussed, due to its current liquidity crisis, SCE has deferred payments to QFs, among others, for power delivered between November 1, 2000, and March
26, 2001; however, in response to a March 27, 2001, CPUC order, SCE has been paying the QFs for power delivered after March 27, 2001.  At June 30, 2001, EME's share of accounts receivable due from SCE was $301 million.

Some of the QFs owed by SCE, in which EME has interests, have sought to minimize their exposure by reducing deliveries under power purchase agreements during the period in which SCE failed to make payments.  Although four of these partnerships had filed lawsuits against SCE, they have now entered into settlement agreements with SCE
(see further discussion in the Litigation section of SCE's Regulatory Environment).  On April 6, 2001, PG&E filed for Chapter 11 bankruptcy protection.  As of that date, EME's share of accounts receivable due from PG&E was $23 million.  It is unclear at this time what additional actions, if any, the partnerships will take in regard to the utilities' suspension of payments.  As a result of the deferral of payments to these QFs, the partnerships in which EME has interests have called on the partners to provide additional capital to fund operating costs of the power plants.  Between January 1, 2001, and July 31, 2001, EME subsidiaries have made equity contributions of approximately $134 million to meet capital calls by the partnerships.  EME's subsidiaries and the other partners may be required to make additional capital contributions to the partnerships.

On July 2, 2001, EME redeemed NZ$400 million of retail redeemable preference shares at their issuance price.
Funding for the redemption of the shares was provided by a NZ$400 million credit facility scheduled to mature in
July 2005.

Edison Capital has firm commitments of $149 million to fund affordable housing, and energy and infrastructure investments.  At June 30,  2001, as a result of Edison Capital's financial condition, it has deposited approximately $11 million as collateral for its commitments.

Long-term debt maturities and sinking fund requirements for the five twelve month periods following June 30,
2001, are: 2002 - $2.7 billion; 2003 - $815 million; 2004 - $1.7 billion; 2005 - $3.1 billion; and 2006 - $941 million.  These projections assume no acceleration of payments arising from default.  See further discussion in
Liquidity Issues.

Preferred stock redemption requirements for the five twelve month periods following June 30, 2001, are: 2002 -
$105 million; 2003 - $9 million; 2004 - $9 million; 2005 - $9 million; and 2006 - $9 million.

Cash Flows from Investing Activities

Cash flows from investing activities are affected by additions to property and plant, sales of assets, and funding of nuclear decommissioning trusts.  Decommissioning costs are recovered in utility rates.  These costs are expected to be funded from independent decommissioning trusts that receive SCE contributions of approximately
$25 million per year.  In 1995, the CPUC determined the restrictions related to the investments of these trusts.
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
Contributions to the decommissioning trusts are reviewed every three years by the CPUC.  The contributions are determined from an analysis of estimated decommissioning costs, the current value of trust assets and long-term forecasts of cost escalation and after-tax return on trust investments.  Favorable or unfavorable investment performance in a period will not change the amount of contributions for that period.  However, trust performance for the three years leading up to a CPUC review proceeding will provide input into future contributions.  SCE's costs to decommission San Onofre Unit 1 are paid from the nuclear decommissioning trust funds.  These withdrawals from the decommissioning trusts are netted with the contributions to the trust funds in the Statements of Cash
Flows.

Cash used for the nonutility subsidiaries' investing activities was $71 million for the six-month period ended
June 30, 2001, compared to $417 million for the same period in 2000.  The decrease was primarily the result of
Edison Capital's termination of its investment in a UK power project in January 2001, partially offset by an increase at EME related to equity contributions made during the first six months of 2001 to meet capital calls by partnerships who own QFs (see further discussion in Cash Flows from Financing Activities).

Edison International's projected construction expenditures for 2001 are $818 million.  This projection reflects
SCE's cost-cutting measures discussed above in the Liquidity Issues section.

Market Risk Exposures

Edison International's primary market risk exposures arise from fluctuations in energy prices, oil and gas prices, interest rates and foreign currency exchange rates.  Edison International's risk management policy allows the use of derivative financial instruments to manage its financial exposures, but prohibits the use of these instruments for speculative or trading purposes, except at EME's trading operations unit.

SCE Issues

Changes in interest rates and in energy prices can have a significant impact on SCE's results of operations.
Additionally, natural gas is a key input for the prices that all QFs (including non-gas QFs) may charge to SCE.
SCE is exposed to changes in the spot market price for natural gas.

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

Since April 1998, the price SCE paid to acquire power on behalf of customers was allowed to float, in accordance with the 1996 electric utility restructuring law.  Until May 2000, retail rates were sufficient to cover the cost of power and other SCE costs.  However, between May 2000 and June 2001, market power prices have escalated, creating a substantial gap between costs and retail rates.  In response to the dramatically higher prices, the
ISO and the FERC have placed certain caps on the price of power, but these caps are set at high levels and are not entirely effective (see further discussion in Wholesale Electricity Markets).

SCE attempted to hedge a portion of its exposure to increases in power prices.  However, the CPUC has approved a very limited amount of hedging.  In November 2000, SCE began purchases of energy through bilateral forward contracts.  At June 30, 2001, the nominal value of SCE's bilateral forward contracts was $419 million.

In accordance with a new accounting standard for derivatives, on January 1, 2001, SCE recorded its block forward contracts at fair value on the balance sheet.  Because SCE has temporarily suspended payments for purchased power since January 16, 2001, the PX sought to liquidate SCE's remaining block forward contracts.  Before the PX could do so, on February 2, 2001, the state seized the contracts, which at that time had an unrealized gain of approximately $500 million.  If the MOU is implemented, SCE will relinquish all claims against the state for seizing these contracts.  If the MOU is not implemented, SCE believes that it should be compensated for the reasonable value of these contracts under law, and would pursue the matter.  Edison International's June 30,
2001, balance sheet no longer includes these contracts.

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

EME hedges a portion of the electric output of its merchant plants in order to lock in desirable outcomes.  EME also manages the margin between electricity prices and fuel prices when deemed appropriate.  EME uses forward contracts, swaps, futures or option contracts to achieve these objectives.

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

Electric power generated at the Illinois plants is sold under three power purchase agreements with Exelon
Generation Company (ExGen).  The agreements, which began in December 1999, and have a term of up to five years, provide for capacity and energy payments.  ExGen will be obligated to make a capacity payment for the units under contract and an energy payment for the electricity produced by these units and taken by ExGen.  The capacity payments provide the Illinois plants revenue for fixed charges, and the energy payments compensate the Illinois plants for variable costs of production.  ExGen has the option to terminate two of the three agreements in their entirety or with respect to any generating unit or units in each of 2002, 2003 and 2004.  ExGen provided EME notice to continue the agreement related to the coal plants for 2002.  If ExGen does not order all the power from the units under contract, the Illinois plants may sell, subject to specified conditions, the excess energy at market prices to neighboring utilities, municipalities, third-party electric retailers, large consumers and power marketers on a spot basis.

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

The new electricity trading arrangements provide for, among other things, the establishment of a spot market or voluntary short-term power exchanges operating from a year or more in advance to 3-1/2 hours before a trading period of 1/2 hour; a balancing mechanism to enable the system operator to balance generation and demand and resolve any transmission constraints; a mandatory settlement process for recovering imbalances between contracted and metered volumes with strong incentives for being in balance; and a Balancing and Settlement Code Panel to oversee governance of the balancing mechanism.  Contracting over time periods longer than the day-ahead market is not directly affected by the proposals. Physical bilateral contracts have replaced the prior financial contracts for differences, but function in a similar manner.  However, it remains difficult to evaluate the future impact of the new electricity trading arrangements.  A key feature of the new arrangements is to require firm physical delivery, which means that a generator must deliver, and a consumer must take delivery, against their contracted positions or face assessment of energy imbalance penalty charges by the system operator.  A consequence of this should be to increase greatly the motivation of parties to contract in advance and develop forwards and futures markets of greater liquidity than at present.  Recent experience has been that the new electricity trading arrangements have placed a significant downward pressure on forward contract prices.  In addition, another consequence may be that counterparties may require additional credit support, including parent company guarantees or letters of credit. Legislation in the form of the Utilities Act, which was approved July 28, 2000, provided for the implementation of the new electricity trading arrangements and the necessary amendments to generators'
licenses.

The Utilities Act sets a principal objective for the Gas and Electric Market Authority to "protect the interests of consumers...where appropriate by promoting competition..."  This objective represents a shift in emphasis toward consumer interest, but is qualified by the recognition that license holders should be able to finance their activities.  The Act also contains new powers for the Secretary of State to issue guidance to the Gas and
Electric Market Authority on social and environmental matters, changes to the procedures for modifying licenses, and a new power for the Gas and Electric Market Authority to impose financial penalties on companies for breach of license conditions.  EME will be monitoring the operation of these new provisions.

The Loy Yang B project in Australia sells its electric energy through a centralized electricity pool, which provides for a system of generator bidding, central dispatch and a settlements system based on a clearing market for each half-hour of every day.  The National Electricity Market Management Company, operator and administrator of the pool, determines a system marginal price each half-hour.  To mitigate the exposure to price volatility of the electricity traded in the pool, Loy Yang B has entered into a number of financial hedges.  The State hedge with the State Electricity Commission of Victoria is a long-term contractual arrangement based upon a fixed price commencing May 1997 and terminating in October 2016.  The State government guarantees the State Electricity
Commission of Victoria's obligations under the State hedge.  From January 2001 to July 2014, approximately 77% of the plant output sold is hedged under the State hedge.  From August 2014 to October 2016, approximately 56% of the plant output sold is hedged under the State hedge.  Additionally, Loy Yang B entered into a number of fixed forward electricity contracts commencing either in 2001 or 2002, which expire on various dates through December
2002, and which will further mitigate the price volatility of the electricity pool.

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

Foreign currencies in the UK, Australia and New Zealand decreased in value compared to the US dollar by 6%, 8%
and 9%, respectively (determined by the change in the exchange rates from December 31, 2000, to June 30, 2001).
The decrease in value of these currencies was the primary reason for EME's foreign currency translation loss of
$101 million during the first six months of 2001.

In December 2000, EME entered into foreign currency forward exchange contracts, in the ordinary course of business, to protect itself from adverse currency rate fluctuations on anticipated foreign currency commitments.
The periods of the foreign currency forward exchange contracts correspond to the periods of the hedged transactions.  At June 30, 2001, the outstanding notional amount of the contracts was $73 million, consisting of contracts to exchange US dollars to pound sterling with varying maturities ranging from July 2001 to July 2002.
During the second quarter of 2001, EME recognized a foreign exchange gain (less than $100,000) related to the fuel purchases underlying the contracts that matured in April, May and June 2001.  EME will continue to monitor its foreign exchange exposure and analyze the effectiveness and efficiency of hedging strategies in the future.

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

Edison Capital has entered into foreign currency contracts to reduce the potential impact of changes in foreign exchange rates and future foreign currency denominated cash flows.  At June 30, 2001, the outstanding notional amount of the remaining contract was approximately $4 million, consisting of one contract to exchange US dollars to pounds sterling.  This contract was settled in July 2001.

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

Paiton Project

A wholly owned subsidiary of EME (Paiton Energy) owns a 40% interest and has a $503 million investment (at June
30, 2001) in the Paiton project, a 1,230-MW coal-fired power plant in Indonesia.  As discussed more fully in
Edison International's 2000 Annual Report on Form 10-K, Paiton Energy is in continuing negotiations on a long-term restructuring of the revenue schedule under a long-term power purchase agreement with the state-owned electricity company.  Paiton Energy and the state-owned electricity company have agreed on a Phase I Agreement for the period from January 1, 2001, through June 30, 2001.  This agreement provided for fixed monthly payments totaling $108 million over its six-month duration and for the payment for energy delivered to the state-owned electricity company from the plant during this period.  The state-owned electricity company made all fixed payments due under the Phase I Agreement totaling $108 million as scheduled.  Paiton Energy received lender approval of the Phase I Agreement and has also entered into a lender interim agreement under which lenders have agreed to interest-only payments and to deferral of principal payments while Paiton Energy and the state-owned electricity company seek a long-term restructuring.  The lenders have agreed to extend that agreement through
December 31, 2001.

Paiton Energy and the state-owned electricity company intended to complete the negotiations of the future phases of a new long-term revenue schedule during the six-month duration of the Phase I Agreement.  Although Paiton
Energy and the state-owned electricity company did not complete negotiations on a long-term restructuring of the revenue schedule by June 30, 2001, Paiton Energy and the state-owned electricity company have signed an agreement providing for an extension of the Phase I Agreement from July 1, 2001, to September 30, 2001.  Paiton Energy is continuing to generate electricity to meet the power demand in the region and believes that the state-owned electricity company will continue to agree to make payments for electricity on an interim basis beyond June 30,
2001, while negotiations regarding the long-term restructuring of the tariff continue.  Although completion of negotiations may be delayed, Paiton Energy continues to believe that negotiations on the long-term restructuring of the revenue schedule will be successful.

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

Acquisitions and Dispositions

EME

On June 29, 2001, EME completed the sale of its 25% interest in the Hopewell project. Proceeds from the sale were approximately $27 million.  EME recorded a gain on the sale of $5 million ($3 million after tax).

On June 25, 2001, EME completed the sale of a 50% interest in the Sunrise project.  Proceeds from the sale were
$84 million.  Commercial operation commenced on June 27, 2001.

During the second quarter of 2001, EME completed the purchase of an additional shares of Contact Energy Ltd. for approximately NZ$152 million.  EME now has a controlling 51.2% ownership interest in Contact Energy.

During first quarter 2001, EME completed the acquisition of a 50% interest in CBK Power Co. Ltd. in exchange for
$20 million.  CBK Power has entered into a 25-year build-rehabilitate-transfer-and-operate agreement with
National Power Corporation related to the 728 MW Caliraya-Botocan-Kalayaan (CBK) hydroelectric project located in the Philippines.  Financing for this $460 million project comprises equity commitments of $117 million (EME's share is $59 million) required to be made upon completion of the rehabilitation and expansion, currently scheduled in 2003 and debt financing which is in place for the remainder of the cost for this project.

Edison Enterprises

During second quarter 2001, Edison Enterprises, a wholly owned subsidiary of Edison International, decided to sell some of its assets.  On August 1, 2001, it sold a subsidiary (principally engaged in the business of providing residential security services and residential electrical warranty repair services) to ADT Security
Services, Inc.

On June 7, 2001, another Edison Enterprises subsidiary (engaged in the business of integrated energy outsourcing)
entered into a letter of intent to sell substantially all of its assets to its current management.  The sale is anticipated to be completed in late 2001.

Edison International recorded a charge of $117 million (after-tax) in second quarter 2001 to reduce the carrying value of its investments in the businesses held for sale based on estimated proceeds from the sales.

SCE's Regulatory Environment

SCE operates in a highly regulated environment and has an exclusive franchise within its service territory.  SCE has an obligation to deliver electric service to its customers and regulatory authorities have an obligation to provide just and reasonable rates.  In 1996, state lawmakers and the CPUC initiated the electric industry restructuring process.  SCE was directed by the CPUC to divest the bulk of its generation portfolio.  Today, independent power companies own the divested generating plants.  The electric industry restructuring plan also instituted a multi-year freeze on the rates that SCE could charge its customers and transition cost recovery mechanisms (as described in Status of Transition and Power-Procurement Cost Recovery) designed to allow SCE to recover its stranded costs associated with generation-related assets.  California's electric industry restructuring statute included provisions to finance a portion of the stranded costs that residential and small commercial customers would have paid between 1998 and 2001, which allowed SCE to reduce rates by at least 10% to these customers, effective January 1, 1998.  These frozen rates (except for the surcharges effective first quarter 2001) are to remain in effect until the earlier of March 31, 2002, or the date when the CPUC-authorized costs for utility-owned generation assets and obligations are recovered.  However, between May 2000 and June
2001, the prices charged by sellers of power have escalated far beyond what SCE can currently charge its customers.  See further discussion in Wholesale Electricity Markets.

Generation and Power Procurement

During the rate freeze, revenue from generation-related operations has been determined through the market and transition cost recovery mechanisms, which included the nuclear rate-making agreements.  The portion of revenue related to coal generation plant costs (Mohave Generating Station and Four Corners Generating Station) that was made uneconomic by electric industry restructuring was eligible for recovery through the transition cost recovery mechanisms.  After April 1, 1998, coal generation operating costs have been recovered through the market.  The excess of power sales revenue from the coal generating plants over the plants' operating costs has been accumulated in a coal generation balancing account.  SCE's costs associated with its hydroelectric plants have been recovered through a performance-based mechanism.  The mechanism set the hydroelectric revenue requirement and established a formula for extending it through the duration of the electric industry restructuring transition period, or until market valuation of the hydroelectric facilities, whichever occurred first.  The mechanism provided that power sales revenue from hydroelectric facilities in excess of the hydroelectric revenue requirement is accumulated in a hydroelectric balancing account.  In accordance with a CPUC decision issued in
1997, the credit balances in the coal and hydroelectric balancing accounts were transferred to the TCBA at the end of 1998 and 1999.  However, due to the CPUC's March 27, 2001, rate stabilization decision, the credit balances in these balancing accounts were transferred to the TRA on a monthly basis, retroactive to January 1,
1998.  In addition, the TRA balance, whether over- or undercollected, was transferred to the TCBA on a monthly basis, retroactive to January 1, 1998.  Due to a December 2000 FERC order, SCE is no longer required to buy and sell power exclusively through the ISO and PX.  In mid-January 2001, the PX suspended SCE's trading privileges for failure to post collateral due to SCE's rating agency downgrades.  As a result, power from SCE's coal and hydroelectric plants is no longer being sold through the market and these two balancing accounts have become inactive.  As a key element of the MOU, SCE would continue to own its generation assets, which would be subject to cost-based ratemaking, through 2010.  The MOU calls for the CPUC to adopt cost recovery mechanisms consistent with SCE obtaining and maintaining an investment grade credit rating.

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
The Palo Verde plan commenced in January 1997 and ends in December 2001.  On May 4, 2001, SCE requested the CPUC to extend the Palo Verde plan through December 2002.  The CPUC has not yet ruled on this request.  The benefits of operation of the San Onofre units and the Palo Verde units are required to be shared equally with ratepayers beginning in 2004 and 2002, respectively.  On May 4, 2001, SCE requested that the post-2003 and post-2001 benefit sharing provisions of the current San Onofre and Palo Verde rate-making mechanisms be eliminated contingent upon implementation of the MOU.  In a June 2001 decision, the CPUC granted SCE's request to eliminate the San Onofre post-2003 benefit sharing mechanism based on compliance with a recently enacted state law and not contingent upon implementation of the MOU.  The CPUC has not yet ruled on SCE's similar request regarding Palo Verde.  Beginning
January 1, 1998, both the San Onofre and Palo Verde rate-making plans became part of the TCBA mechanism.  These rate-making plans and the TCBA mechanism will continue for rate-making purposes at least through the end of the rate freeze period.  However, due to the various unresolved regulatory and legislative issues (as discussed in
Status of Transition and Power-Procurement Cost Recovery), SCE is no longer able to conclude that the unamortized nuclear investment regulatory assets (as discussed in Accounting for Generation-Related Assets and Power
Procurement Costs) are probable of recovery through the rate-making process.  As a result, these balances were written off as a charge to earnings as of December 31, 2000 (see further discussion in Earnings).

In 1999, SCE filed an application with the CPUC establishing a market value for its hydroelectric generation-related assets at approximately $1.0 billion (almost twice the assets' book value) and proposing to retain and operate the hydroelectric assets under a performance-based, revenue-sharing mechanism.  If approved by the CPUC, SCE would be allowed to recover an authorized, inflation-indexed operations and maintenance allowance, as well as a reasonable return on capital investment.  A revenue-sharing arrangement would be activated if revenue from the sale of hydroelectricity exceeds or falls short of the authorized revenue requirement.  SCE would then refund 90% of the excess revenue to ratepayers or recover 90% of any shortfalls from ratepayers.  If the MOU is implemented, SCE's hydroelectric assets will be retained through 2010 under cost-based rates, or they may be sold to the state if a sale of SCE's transmission assets is not completed under certain circumstances.  In
June 2000, SCE credited the TCBA with the estimated excess of market value over book value of its hydroelectric generation assets and simultaneously recorded the same amount in the generation asset balancing account (GABA), in accordance with a CPUC decision.  This balance was to remain in GABA until final market valuation of the hydroelectric assets.  If there were a difference in the final market value, it would have been credited to or recovered from customers through the TCBA.  Due to the various unresolved regulatory and legislative issues (as discussed in Status of Transition and Power-Procurement Cost Recovery), the GABA transaction was reclassified back to the TCBA, and as discussed in the Earnings section, the TCBA balance (as recalculated based on a March
27, 2001, CPUC interim decision discussed in Rate Stabilization Proceedings) was written off as of December 31,
2000.

During 2000, SCE entered into agreements to sell its interest in the Mohave, Palo Verde and Four Corners generation stations.  The sales were pending various regulatory approvals.  Due to the shortage of electricity in
California and the increasing wholesale costs, state legislation was enacted in January 2001 barring the sale of utility generation stations until 2006.  Under the MOU, SCE would continue to retain its generation assets through 2010.

CDWR Power Purchases
--------------------

In accordance with an emergency order signed by the Governor, the CDWR began making emergency power purchases for
SCE's customers on January 18, 2001.  Amounts SCE bills to and collects from its customers for electric power purchased and sold by the CDWR and through the ISO are remitted directly to the CDWR and are not considered revenue to SCE.  On February 1, 2001, AB 1X was enacted into law.  AB 1X authorized the CDWR to enter into contracts to purchase electric power and sell power at cost directly to retail customers being served by SCE, and authorized the CDWR to issue revenue bonds to finance electricity purchases.  On May 10, 2001, the Governor signed a bill authorizing the CDWR to issue up to $13.4 billion in bonds.  The law became effective August 8,
2001.  AB 1X directed the CPUC to determine the amount of the CPA as a residual amount of SCE's generation-related revenue, after deducting the cost of SCE-owned generation, QF contracts, existing bilateral contracts and ancillary services.  AB 1X also directed the CPUC to determine the amount of the CPA that is allocable to the power sold by the CDWR, which will be payable to the CDWR when received by SCE.  On March 7,
2001, the CPUC issued an interim order in which it held that the CDWR's purchases are not subject to prudency review by the CPUC, and that the CPUC must approve and impose, either as a part of existing rates or as additional rates, rates sufficient to enable the CDWR to recover its revenue requirements.

On March 27, 2001, the CPUC issued an interim order requiring SCE to pay the CDWR a per-kWh price equal to the applicable generation-related retail rate per kWh for electricity (based on rates in effect on January 5, 2001), for each kWh the CDWR sells to SCE's customers.  The CPUC determined that the generation-related retail rate should be equal to the total bundled electric rate (including the 1(cent)-per-kWh temporary surcharge adopted by the
CPUC on January 4, 2001) less certain nongeneration-related rates or charges.  For the period January 19 through
January 31, 2001, the CPUC ordered SCE to pay the CDWR at a rate of 6.277(cent)per kWh for power delivered to SCE's customers.  The CPUC determined that the applicable rate component is 7.277(cent)per kWh (which increased to 10.277(cent)
per kWh for electricity delivered after March 27, 2001, due to the 3(cent)-surcharge discussed in Rate Stabilization
Proceedings), for electricity delivered by the CDWR to SCE's retail customers after February 1, 2001, until more specific rates are calculated.  The CPUC ordered SCE to pay the CDWR within 45 days after the CDWR supplies power to retail customers, subject to penalties for each day the payment is late.

On July 23, 2001, the CDWR submitted a proposed $13.1 billion revenue requirement to the CPUC (revised to $12.6 billion on August 7, 2001) to pay its bonds' costs and energy procurement costs for 2001 and 2002.  In comments filed with the CPUC on August 3, 2001, SCE indicated that based on the CDWR methodology, SCE's share of the $13.1 billion revenue requirement would be approximately $5.8 billion, which would require SCE to increase its current payment to the CDWR from 10.277(cent)per kWh to 15.9(cent)per kWh.  SCE requested that the CPUC refrain from adopting a final revenue requirement until all parties receive information that is essential to understanding how the revenue requirement was calculated and its relationship to the utilities' revenue requirement.  SCE also requested that the CPUC adopt fundamental principles, such as cost of service, to guide its view of the CDWR revenue requirement.  The CPUC will allow parties to file supplemental comments on the CDWR's revised revenue requirement on August 14, 2001.  To take actions that will make SCE creditworthy, the CPUC will need to provide reasonable assurance that SCE will be able to recover its ongoing costs, including the costs associated with the
CDWR's revenue requirement.

SCE believes that the intent of AB 1X was for the CDWR to assume full responsibility for purchasing all power needed to serve the retail customers of electric utilities, in excess of the output of generating plants owned by the electric utilities and power delivered to the utilities under existing contracts.  However, the CDWR has stated that it is only purchasing power that it considers to be reasonably priced, leaving the ISO to purchase in the short-term market the additional power necessary to meet system requirements.  The ISO, in turn, takes the position that it will charge SCE for the costs of power it purchases in this manner.  If SCE is found responsible for purchases of power by the CDWR or ISO for sale to SCE's customers on or after January 18, 2001, SCE's purchased-power costs (and pre-tax loss) for the six months ended June 30, 2001, could increase by as much as
$1.9 billion (which includes bills received for January through May 2001, and an estimate for June 2001).  This amount could increase or decrease depending on CPUC or FERC decisions regarding payments and refunds.  In its
March 27, 2001, interim order, the CPUC stated that it cannot assume that the CDWR will pay for the ISO purchases and that it does not have the authority to order the CDWR to do so.  Litigation among certain power generators, the ISO and the CDWR (to which SCE is not a party), and proceedings before the FERC (to which SCE is a party), may result in rulings clarifying the CDWR's financial responsibility for purchases of power.  On April 6, 2001, the FERC issued an order confirming its February 14, 2001, order that the ISO must have a creditworthy buyer for any transactions.  SCE has not met the ISO's creditworthiness requirements since its credit ratings were downgraded in mid-January 2001.  As a result, SCE has protested and returned the bills it received from the ISO.
In any event, SCE takes the position that it is not responsible for purchases of power by the CDWR or the ISO on or after January 18, 2001, the day after the Governor signed the order authorizing the CDWR to begin purchasing power for utility customers.  SCE cannot predict the outcome of any of these proceedings or issues.  The MOU states that the CDWR will assume the entire responsibility for procuring the electricity needs of retail customers within SCE's service territory through December 31, 2002, to the extent those needs are not met by generation sources owned by or under contract to SCE (SCE's net short position).  Under the MOU, SCE will resume buying power for its net short position after 2002.  The MOU calls for the CPUC to adopt cost-recovery mechanisms to make it financially practicable for SCE to reassume this responsibility.

Status of Transition and Power-Procurement Cost Recovery
--------------------------------------------------------

SCE's transition costs include power purchases from QF contracts (which are the direct result of prior legislative and regulatory mandates), recovery of certain generating assets and other costs incurred to provide service to customers.  Other costs include the recovery of income tax benefits previously flowed through to customers, postretirement benefit transition costs and accelerated recovery of investment in nuclear generating units.  Recovery of costs related to power-purchase QF contracts is permitted through the terms of each contract.  Most of the remaining transition costs may be recovered through the end of the transition period (not later than March 31, 2002).  Although the MOU provides for, among other things, SCE to be entitled to sufficient revenue to cover its costs associated with retained generation and existing power contracts since January 2001, the implementation of the MOU requires the CPUC to modify various decisions (discussed in Rate Stabilization
Proceedings).  Until regulatory and legislative actions that make such recovery probable are taken, SCE is unable to conclude that the net regulatory assets related to purchased-power settlements, the unamortized loss on SCE's generating plant sales in 1998, and various other net regulatory assets related to certain generating assets are probable of recovery through the rate-making process.  As a result, these balances were written off as a charge to earnings as of December 31, 2000 (see further discussion in Earnings).

During the rate freeze period, there are three sources of revenue available to SCE for transition cost recovery:
revenue from the sale or valuation of generation assets in excess of book values, net market revenue from the sale of SCE-controlled generation into the ISO and PX markets, and competition transition charge (CTC) revenue.
Revenue from the sale or valuation of generation assets in excess of book values (state legislation enacted in
January 2001 prohibits the sale of SCE's remaining generation assets until 2006) and from the sale of
SCE-controlled generation into the ISO and PX markets (see discussion in Generation and Power Procurement) is no longer available to SCE.  Net proceeds of the 1998 plant sales were used to reduce transition costs, which otherwise were expected to be collected through the TCBA mechanism.

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

As discussed in the Status of Transition and Power-Procurement Cost Recovery section in Note 2 to the
Consolidated Financial Statements, CTC revenue is determined residually, the CTC applies to all customers who are using or begin using utility services on or after the CPUC's 1995 restructuring decision date, and residual CTC revenue is calculated through the TRA mechanism.  Under CPUC decisions in existence prior to March 27, 2001, positive residual CTC revenue (TRA overcollections) was transferred to the TCBA monthly; TRA undercollections were to remain in the TRA until they were offset by overcollections, or the rate freeze ended, whichever came first.  Between May 2000 and June 2001, market prices for electricity have been extremely high and there was insufficient revenue from customers under the frozen rates to cover all costs of providing service during that period, and therefore there was no positive residual CTC revenue transferred into the TCBA.  In accordance with the March 27, 2001, rate stabilization decision, both positive and negative residual CTC revenue is transferred to the TCBA on a monthly basis, retroactive to January 1, 1998 (see further discussion in Rate Stabilization
Proceedings).

Recalculating the TCBA balance based on the March 2001 decision resulted in positive residual CTC revenue (TRA overcollections) of $4.7 billion to recover SCE's transition costs from the beginning of the rate freeze (January
1, 1998) through April 2000.  Between May 2000 and January 18, 2001 (when the CDWR began making power purchases for SCE's customers), SCE's costs to provide power exceeded revenue from frozen rates.  Even though SCE is no longer supplying its customers with all of their electricity needs, SCE's total transition costs have continued
to exceed revenue from frozen rates.  As a result, the cumulative positive residual CTC revenue flowing into the
TCBA mechanism has been reduced from $4.7 billion to $2.7 billion as of June 30, 2001.  The cumulative TCBA undercollection (as recalculated) was $2.9 billion as of December 31, 2000, and $4.2 billion as of June 30,
2001.  A summary of the components of this cumulative undercollection as of June 30, 2001, is as follows:

     In millions
-----------------------------------------------------------------------------------------------------

     Transition costs recorded in the TCBA:
         QF and interutility costs                                                     $  5,590
         Amortization of nuclear-related regulatory assets                                3,561
         Depreciation of plant assets                                                       656
         Other transition costs                                                             760
-----------------------------------------------------------------------------------------------------

         Total costs                                                                     10,567
     Revenue available to recover transition costs                                       (6,331)
-----------------------------------------------------------------------------------------------------

         TCBA undercollections                                                         $  4,236
-----------------------------------------------------------------------------------------------------

Unless the regulatory and legislative actions that make such recovery probable are taken, SCE is unable to conclude that the recalculated TCBA net undercollection is probable of recovery through the rate-making process.

As a result, the $2.9 billion TCBA net undercollection was written off as a charge to earnings as of December 31,
2000 (see further discussion in Earnings), and an additional $1.4 billion in TCBA undercollections was charged to earnings for the six months ended June 30, 2001.  In its interim rate stabilization decision of March 27, 2001, the CPUC denied SCE's motion to end the rate freeze, and stated that it will not end until recovery of all specified transition costs (including TCBA undercollections as recalculated) or March 31, 2002.  For more details on the matters discussed above, see Rate Stabilization Proceedings.

Litigation
----------

In November 2000, SCE filed a lawsuit against the CPUC in federal court in California, seeking a ruling that SCE is entitled to full recovery of its past electricity procurement costs in accordance with the tariffs filed with the FERC.  The effect of such a ruling would be to overturn the prior decisions of the CPUC restricting recovery of TRA undercollections.  In January 2001, the court denied the CPUC's motion to dismiss the action and also denied SCE's motion for summary judgment without prejudice.  In February 2001, the court denied SCE's motion for a preliminary injunction ordering the CPUC to institute rates sufficient to enable SCE to recover its past procurement costs, subject to refund.  The court granted, in part, SCE's additional motion to specify certain material facts without substantial controversy, but denied the remainder of the motion and declined to declare at that time that SCE is entitled to recover the amount of its undercollected procurement costs.  In March 2001, the court directed the parties to be prepared for trial on July 31, 2001.  Per mutual agreement of the parties, a stay has been issued while SCE is attempting to further the MOU implementation process with the CPUC.  As discussed in the Memorandum of Understanding with the CDWR, if the other elements of the MOU are implemented, SCE will enter into a settlement of or dismiss its lawsuit against the CPUC seeking recovery of past undercollected costs.  The settlement or dismissal will include related claims against California or any of its agencies, or against the federal government.  SCE cannot predict whether or when a favorable final judgment or other resolution would be obtained in this legal action if it were to proceed to trial.

In October 2000, a federal class action securities lawsuit was filed against SCE and Edison International.  As amended in December 2000 and March 2001, the lawsuit involves securities fraud claims arising from alleged improper accounting for the TRA undercollections.  The second amended complaint is supposedly filed on behalf of a class of persons who purchased Edison International common stock between July 21, 2000, and April 17, 2001.
This lawsuit has been consolidated with another similar lawsuit filed on March 15, 2001 (discussed below).  A consolidated class action complaint was filed on August 3, 2001.  SCE and Edison International have until
September 17, 2001, to respond to the consolidated complaint.  SCE believes that its current and past accounting for the TRA undercollections and related items, as described above, is appropriate and in accordance with accounting principles generally accepted in the United States.

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

In addition to the lawsuits filed against SCE and discussed above, SCE is involved in a number of state and federal lawsuits filed by QFs.  The lawsuits have been filed by various parties, including geothermal, wind and cogeneration suppliers.  The lawsuits are seeking payments of more than $833 million for energy and capacity supplied to SCE under QF contracts, and in some cases additional damages as well.  Many of these QF lawsuits also seek an order allowing the suppliers to stop providing power to SCE so that they may sell the power to other purchasers.  The state court cases have largely been coordinated before a single trial judge.  SCE has reached agreements with QFs representing about 95% of the QF renewable and cogeneration energy provided to SCE.  The agreements provide for stays of litigation, payments to the QFs upon occurrence of specified conditions,

modifications in some cases to the contract prices going forward, releases and dismissals of the litigation upon payment by SCE.

Edison International and SCE cannot predict the outcome of any of these matters.

Rate Stabilization Proceedings
------------------------------

In January 2000, SCE filed an application with the CPUC proposing rates that would go into effect when the current rate freeze ends on March 31, 2002, or earlier, depending on the pace of transition cost recovery.  In
December 2000, SCE filed an amended rate stabilization plan application, stating that the statutory rate freeze had ended in accordance with California law, and requesting the CPUC to approve an immediate 30% increase to be effective, subject to refund, January 4, 2001.  SCE's plan included a trigger mechanism allowing for rate increases of 5% every six months if SCE's TRA undercollection balance exceeds $1 billion.

In January 2001, independent auditors hired by the CPUC issued a report on the financial condition and solvency of SCE and its affiliates.  The report confirmed what SCE had previously disclosed to the CPUC in public filings about SCE's financial condition.  The audit report covers, among other things, cash needs, credit relationships, accounting mechanisms to track stranded cost recovery, the flow of funds between SCE and Edison International, and earnings of SCE's California affiliates.  On April 3, 2001, the CPUC adopted an order instituting investigation that reopens the past CPUC decision authorizing the utilities to form holding companies and initiates an investigation into: whether the holding companies violated requirements to give priority to the capital needs of their respective utility subsidiaries; whether ring-fencing actions by Edison International and
PG&E Corporation and their respective nonutility affiliates also violated the requirements to give priority to the capital needs of their utility subsidiaries; whether the payment of dividends by the utilities violated requirements that the utilities maintain dividend policies as though they were comparable stand-alone utility companies; any additional suspected violations of laws or CPUC rules and decisions; and whether additional rules, conditions, or other changes to the holding company decisions are necessary.  The MOU calls for the CPUC to adopt a decision clarifying that the first priority condition in SCE's holding company decision refers to equity investment, not working capital for operating costs.  The CPUC ordered testimony and briefing on these matters, which SCE filed in May and June 2001.  SCE cannot provide assurance that the CPUC will adopt such a decision, or predict what effects any investigation or any subsequent actions by the CPUC may have on SCE.

On March 27, 2001, the CPUC ordered a rate increase in the form of a 3(cent)-per-kWh surcharge applied only to going-forward electric power procurement costs, effective immediately, and affirmed that a 1(cent)interim surcharge granted in January 2001, is now permanent.  Although the 3(cent)-increase was authorized as of March 27, 2001, the surcharge was not collected in rates until the CPUC established a rate design on June 3, 2001.  The CPUC also ordered that the 3(cent)-surcharge be added to the rate paid to the CDWR (see CDWR Power Purchases).

Also, in the March 2001 order, the CPUC granted a petition previously filed by The Utility Reform Network and directed that the balance in SCE's TRA, whether over or undercollected, be transferred on a monthly basis to the
TCBA, retroactive to January 1, 1998.  Previous rules called only for TRA overcollections (residual CTC revenue)
to be transferred to the TCBA.  The CPUC also ordered SCE to transfer the coal and hydroelectric balancing account overcollections to the TRA on a monthly basis before any transfer of residual CTC revenue to the TCBA, retroactive to January 1, 1998.  Previous rules called for overcollections in these two balancing accounts to be transferred directly to the TCBA on an annual basis (see further discussion of the recalculation of the TCBA in
Status of Transition and Power-Procurement Cost Recovery).  SCE believes this interim order attempts to retroactively transform power purchase costs in the TRA into transition costs in the TCBA.  However, the CPUC characterized the accounting changes as merely reducing the prior residual CTC revenue recorded in the TCBA, thus only affecting the amount of transition cost recovery achieved to date.  Based upon the transfer of balances into the TCBA, the CPUC denied SCE's December 2000 filing to have the current rate freeze end, and stated that the rate freeze will not end until recovery of all specified transition costs or March 31, 2002; and that balances in the TRA cannot be recovered after the end of the rate freeze.  The CPUC also said that it would monitor the balances remaining in the TCBA and consider how to address remaining balances in the ongoing proceedings.  If the
CPUC does not modify this decision in a manner acceptable to SCE, SCE intends to challenge this decision through all appropriate means.

Although the CPUC has authorized a substantial rate increase in its March 2001 order, it has allocated the revenue from the increase entirely to future purchased-power costs without addressing SCE's past undercollections for the costs of purchased power.  The CPUC's decisions do not assure that SCE will be able to meet its ongoing obligations or repay past due obligations.  By ordering immediate payments to the CDWR and QFs, the CPUC impacted
SCE's future cash flow and liquidity problems.  Additionally, the CPUC stated that AB 1X continues the utilities'
obligations to serve their customers, and stated that it cannot assume that the CDWR will purchase all the electricity needed above what the utilities either generate or have under contract (the net short position) and cannot order the CDWR to do so.  This could result in additional purchased power costs with no allowed means of recovery (see CDWR Power Purchases).  To take action that will restore SCE's creditworthiness, it will be necessary for the CPUC to modify or rescind these decisions.  SCE cannot provide any assurance that the CPUC will do so.

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

Unless regulatory and legislative actions that make such recovery probable are taken, which would include modifying or reversing recent CPUC decisions that impair recovery of SCE's power procurement and transition costs, SCE cannot conclude that its $2.9 billion TCBA undercollection (as redefined in the March 27 decisions)
and $1.3 billion (book value) of its net generation-related regulatory assets to be amortized into the TCBA, are probable of recovery through the rate-making process.  As a result, accounting principles generally accepted in the United States required that the balances in the accounts be written off as a charge to earnings as of
December 31, 2000 (see Earnings).

As discussed below, an MOU has been negotiated with representatives of the Governor as a step to resolving the energy crisis.  If regulatory and legislative actions result in a rate-making mechanism that would make recovery of these regulatory assets probable, the regulatory assets would be restored to the balance sheet, with a corresponding increase to earnings.

Memorandum of Understanding with the CDWR
-----------------------------------------

On April 9, 2001, Edison International and SCE signed an MOU with the CDWR regarding the California energy crisis and its effects on SCE.  The Governor of California and his representatives participated in the negotiation of the MOU, and the Governor endorsed implementation of all the elements of the MOU.  The MOU sets forth a comprehensive plan calling for state legislation and regulatory action and definitive agreements to resolve important aspects of the energy crisis, and which, if implemented, is expected to help restore SCE's creditworthiness and liquidity.  Key elements of the MOU include:

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

o    EME will execute a contract with the CDWR for the provision of power from a designated project to the state at cost-based rates for 10 years.  The Sunrise power project, which meets this obligation, began commercial operation on June 27, 2001.

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

The sale of SCE's transmission system and other elements of the MOU must be approved by the FERC.  Edison
International, SCE and the CDWR committed in the MOU to proceed in good faith to sponsor and support the required state legislation and to negotiate in good faith the necessary definitive agreements.  The MOU may be terminated by either SCE or the CDWR if required legislation is not adopted and definitive agreements executed by August 15,
2001, or if certain other adverse changes occur.  Since the required legislation will not be enacted, necessary regulatory actions will not be taken, and definitive agreements will not be executed before the applicable deadlines, the MOU will be terminable unless the parties choose to extend the deadlines.

Since the execution of the MOU, SCE has made several filings with the CPUC addressing elements of the MOU.
Although the CPUC did not adopt the implementing decisions contemplated by the MOU within the projected timeframe set out in the MOU, the CPUC continues to process SCE's filings.  However, SCE cannot assure that the necessary implementing decisions will be passed, nor whether any decisions ultimately adopted will be acceptable to SCE.

Legislation to address the MOU and issues relating to SCE's creditworthiness has been introduced in both the
California State Senate and Assembly as part of the 2001-02 Second Extraordinary Session.

Senate Bill 78XX was introduced in May 2001.  As introduced, the bill would have implemented the MOU in its entirety.  However, Senate Bill 78XX was significantly amended in July.  As amended, Senate Bill 78XX would allow
SCE to securitize a significant portion of the past procurement undercollections, but would not allow SCE to recover from ratepayers unpaid PX and ISO costs aggregating approximately $1 billion, or interest accruing on the past procurement undercollections after January 31, 2001 (estimated to be approximately $400 million by year end
2001).  The bill would provide the State of California with a five-year option to purchase SCE's transmission system at book value, and contains provisions for conservation easements similar to the MOU.  SCE opposed Senate
Bill 78XX on the grounds that SCE did not believe that the bill would provide the elements necessary to return
SCE to investment grade credit status and it believed that other provisions of the bill were also objectionable.
Senate Bill 78XX was approved by the Senate on July 20, 2001, and was referred to the State Assembly.  The leadership of the Assembly has indicated its intent to amend the bill.  If amended by the Assembly, the amended bill would return to the State Senate for a concurrence vote (the Senate must accept the bill as passed by the
Assembly or the bill is rejected).  The bill would reach the Governor's desk only if agreed to by the Senate.  In the alternative, the Senate and Assembly could agree to refer the bill to a Conference Committee.

The Assembly introduced two bills, Assembly Bill 82XX and Assembly Bill 50XX.  Assembly Bill 50XX would have allowed for recovery of all but $300 million of SCE's past procurement-related debt with no sale of SCE's transmission assets or grant of conservation easements.  SCE supported this bill as most likely to return SCE to investment grade credit status.  However, Assembly Bill 50XX was not passed by the Assembly Appropriations
Committee.  Assembly Bill 82XX was approved by both the Assembly Policy and Appropriations Committees, and is
currently on the floor of the Assembly.  That bill would allow SCE to securitize all of its net past procurement undercollection except for $500 million, and would authorize the sale of SCE's transmission assets.  In committee, SCE was supportive of Assembly Bill 82XX, but advocated amendments.

The Legislature is in recess until August 20, 2001.  During the summer interim recess, a working group of certain
Assembly members has been formed to identify additional amendments to Assembly Bill 82XX and/or to propose amendments to Senate Bill 78XX.  SCE continues to work with the authors of all the bills.  However, SCE cannot assure that legislation will be passed, nor whether any such legislation will ultimately be acceptable to SCE or would be signed by the Governor.

Utility Retained Generation
---------------------------

In order to implement the CPA and Rate Stabilization decisions, SCE filed a comprehensive proposal for new ratemaking for utility retained generation through the end of 2002.  The proposal calls for balancing accounts for SCE-owned generation, QF and interutility contracts, procurement costs and ISO charges based on either actual or CPUC-authorized revenue requirements.  Under the proposal, the four new balancing accounts would be effective
January 1, 2001, for capital-related costs, and February 1, 2001, for non-capital-related costs.  SCE proposed a fifth balancing account to track generation-related undercollections incurred before January 31, 2001.  Hearings were held in July 2001.  A final decision is expected later in 2001.

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

Wholesale Electricity Markets

In October 2000, SCE filed a joint petition urging the FERC to immediately find the California wholesale electricity market to be not workably competitive, immediately impose a cap on the price for energy and ancillary services, and institute further expedited proceedings regarding the market failure, mitigation of market power, structural solutions and responsibility for refunds.  On December 15, 2000, the FERC released a final order containing remedies and other actions in response to the problems in the California electricity market.  The order, among other things, eliminated the requirement for California utilities to buy and sell power exclusively through the ISO and PX; created a benchmark price for wholesale bilateral power contracts; created penalties for under-scheduling power loads; provided for an independent governing board for the ISO; and established a breakpoint of $150/MWh so that bids below $150 may clear at a single market-clearing price at or below $150/MWh and bids above $150 will be paid as bid.  On December 18, 2000, SCE filed with the FERC an emergency request for rehearing of the December 15 order.  On January 12, 2001, the FERC issued an order granting rehearing for the purpose of further consideration.  The PX did not immediately implement the $150/MWh breakpoint and on February
26, 2001, made a compliance filing with the FERC, which requested the FERC's guidance on an acceptable recalculation methodology.

In December 2000, SCE filed an emergency petition in the federal Court of Appeals challenging the FERC order and requesting the FERC to immediately establish cost-based wholesale rates.  On January 5, 2001, the court denied
SCE's petition.  SCE's petition for rehearing remains pending.  SCE is considering the possibility of judicial appeals and other actions.

In December 2000, the ISO announced that generators of electricity were refusing to sell into the California market due to concerns about the financial stability of SCE and PG&E.  In response to this announcement, the
United States Secretary of Energy issued an order requiring power companies to make arrangements to generate and deliver electricity as requested by the ISO after the ISO certifies that it has been unable to acquire adequate supplies of electricity in the market.  After being renewed multiple times, the order expired on February 6,
2001.  However, on February 7, 2001, a federal court judge issued a temporary restraining order requiring power suppliers to sell to the California grid.  On March 21, 2001, a federal court judge ordered one of the power suppliers to continue to sell power to the California grid.  Three other power suppliers have signed an agreement with the judge voluntarily agreeing to continue to sell power to the grid while awaiting a review of the issue by the FERC.  On April 6, 2001, the United States Court of Appeals issued a stay order, suspending the lower court's
March 21 order until a final appeals ruling can be issued.

In December 2000, the FERC established a penalty applicable to scheduling coordinators that do not schedule sufficient resources to supply 95% of their respective loads.  SCE has sought a suspension of the so-called
"underscheduling penalty."  SCE has also sought a rehearing of a FERC order, issued in May 2001, which rejected the ISO's proposal for suspension of the underscheduling penalty.  In the May 2001 order, the FERC also indicated
that it will make a determination regarding the suspension of the underscheduling penalty in a future order on a complaint filed by SCE and PG&E that asked the FERC to eliminate the penalty.  As of July 2001, the statewide accumulated penalties were estimated by the ISO to be approximately $1 billion.  The ISO has not billed SCE for any amounts associated with the underscheduling penalty.  SCE cannot predict the outcome of this matter.

On April 25, 2001, the FERC issued an order providing for energy price controls during ISO Stage 1 or greater power emergencies (7% or less in reserve power).  The order establishes an hourly clearing price based on the costs of the least efficient generating unit during the period.  The new approach replaces the $150/MWh breakpoint discussed above.

Effective June 20, 2001, the FERC expanded the April 25, 2001, order to include non-emergency periods and price mitigation in the 11-state western region.  The latest order is in effect until September 30, 2002.

After unsuccessful settlement negotiations among utilities, power sellers and state representatives, on July 25,
2001, the FERC issued an order that limits potential refunds to the ISO and PX spot markets during the period from October 2, 2000, through June 20, 2001, and adopted a refund methodology based on daily spot market gas prices.  An administrative law judge will conduct evidentiary hearings on this matter.  A prehearing conference is scheduled for August 13, 2001.

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

Edison International's identified sites include several sites for which there is a lack of currently available information.  As a result, no reasonable estimate of cleanup costs can be made for these sites.  Edison
International expects to clean up its identified sites over a period of up to 30 years.  Remediation costs in each of the next several years are expected to range from $10 million to $20 million.  Recorded costs for the twelve months ended June 30, 2001, were $19 million.

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

San Onofre Nuclear Generating Station

In February 2001, SCE's San Onofre Unit 3 experienced a fire due to an electrical fault in the non-nuclear portion of the plant.  The turbine rotors, bearings and other components of the turbine generator system were damaged extensively.  On June 1, 2001, Unit 3 returned to service.  Under the currently effective San Onofre recovery plan (discussed in the Generation and Power Procurement section of SCE's Regulatory Environment), SCE's lost revenue was approximately $98 million as a result of the fire and resulting outage.

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

Accounting Changes

In July and August 2001, three new accounting standards were issued:  Business Combinations, Goodwill and Other
Intangibles, and Accounting for Asset Retirement Obligations.

The new Business Combinations standard eliminates the pooling-of-interests method, effective June 30, 2001.
After that, all business combinations will be recorded under the purchase method (record goodwill for excess of costs over the net assets acquired).

The new Goodwill and Other Intangibles standard requires that companies cease amortizing goodwill, effective
January 1, 2002.  Goodwill initially recognized after June 30, 2001, will not be amortized.  Goodwill on the balance sheet at June 30, 2001, will be amortized until January 1, 2002.  Under the new standard, goodwill will be tested for impairment using a fair-value approach when events or circumstances occur indicating that impairment might exist.  Also, a benchmark assessment for goodwill is required within six months of the date of adoption of the standard.

The Accounting for Asset Retirement Obligations standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is increased to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation or its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged.

Edison International is studying the impact of the new Asset Retirement Obligations and Goodwill and Other
Intangibles standards, and is unable to predict at this time the impact on its financial statements.  Edison
International does not anticipate any material impact on its results of operations or financial position from the
Business Combinations standard.

On January 1, 2001, Edison International adopted a new accounting standard for derivative instruments and hedging activities.  The new standard requires all derivatives to be recognized on the balance sheet at fair value.
Prior to adoption, hedges were not recorded on the balance sheet.  Gains or losses from changes in the fair value of a recognized asset or liability or a firm commitment are reflected in earnings for the ineffective portion of the hedge.  For a hedge of the cash flows of a forecasted transaction or a foreign currency exposure, the effective portion of the gain or loss is initially recorded as a separate component of shareholders' equity under the caption "accumulated other comprehensive income," and subsequently reclassified into earnings when the forecasted transaction affects earnings.  The ineffective portion of the gain or loss is reflected in earnings immediately.  Under the new standard, SCE's derivatives qualify for hedge accounting or for the normal purchase and sales exemption from derivatives accounting rules.  As of June 30, 2001, SCE did not have any derivatives as defined by the new accounting standard.  SCE does not anticipate any earnings impact from any future derivatives, since it expects that any market price changes will be recovered in rates.  As a result of the adoption of the new standard, Edison International expects that earnings from its EME subsidiary will be more volatile than earnings reported under the prior accounting policy.  For Edison International's first quarter 2001 earnings, the cumulative effect on prior years from the adoption of the new standard is an increase of approximately $6 million
(after tax).

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
changes in prices of electricity and fuel costs; the actions of securities rating agencies; the availability of credit, including Edison International's and SCE's ability to regain an investment grade rating and re-enter the credit markets; the ability of Edison International to obtain financing without regaining an investment grade rating; changes in financial market conditions; risks of doing business in foreign countries, such as political changes and currency devaluations; power plant construction and operation risks; new or increased environmental liabilities; the amount of revenue available to recover both transition and non-transition costs; the financial viability of new businesses, such as telecommunications; weather conditions; and other unforeseen events.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Edison International

                                         Geothermal Generators' Litigation

As previously reported in Part I, Item 3 of Edison International's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (2000 Form 10-K), Edison International and two of its non-utility subsidiaries have been involved in litigation with an independent power producer and six of its affiliated entities.  On June 13, 2001, all claims in this matter were dismissed with prejudice, based upon a settlement and CPUC approval of the settlement.  This matter is described more fully under Southern California Edison Company - Geothermal
Generators' Litigation.

                                              Shareholder Litigation

As previously reported in Part I, Item 3 of Edison International's 2000 Form 10-K, and in Part II, Item 1 of
Edison International's Form 10-Q for the quarterly period ending June 30, 2001 (First Quarter 10-Q), Edison
International has been named as a defendant along with SCE in two lawsuits.  These lawsuits are described more fully under Southern California Edison Company - Shareholder Litigation.

                                         Qualifying Facilities Litigation

As previously reported in Part I, Item 3 of Edison International's 2000 Form 10-K, and in Part II, item 1 of
Edison International's First Quarter 10-Q, Edison International along with SCE has been named as a defendant in one of the lawsuits generally described under Southern California Edison Company - Qualifying Facilities
Litigation.

Southern California Edison Company

                                         Geothermal Generators' Litigation

As previously reported in Part I, Item 3 of Edison International's 2000 Form 10-K, SCE has been involved in litigation with an independent power producer and six of its affiliated entities.

Effective February 8, 2000, the parties entered into confidential agreements resolving all claims in the consolidated action and calling for dismissals with prejudice and releases subject to the approval of the CPUC.
On February 10, 2000, the Court approved a stipulation staying all proceedings during the period required to obtain CPUC approval.  On April 26, 2000, SCE filed an application to obtain such approval.  The Commission approved the settlement at its November 21, 2000 meeting, and issued its decision on November 22, 2000.  That decision became final (no longer subject to appeal) on December 22, 2000.  On June 13, 2001, the Court dismissed all claims in the case, with prejudice, based upon the settlement and the CPUC approval of the settlement.

                                       San Onofre Personal Injury Litigation

As previously reported in Part I, Item 3 of Edison International's 2000 Form 10-K, and in Part II, Item 1 of
Edison International's First Quarter 10-Q, SCE is actively involved in four lawsuits claiming personal injuries allegedly resulting from exposure to radiation at San Onofre.

On May 9, 2001, SCE was served with a complaint filed on March 1, 2001, by a former contract worker at San Onofre and his wife in the U.S. District Court for the Southern District of California.  In addition to SCE, plaintiffs also named as defendants Combustion Engineering and Bechtel Construction Company, the employer of the former San

Onofre worker.  The Court approved a stipulation of the parties giving defendants until August 28, 2001, to respond to the complaint.  The parties currently are negotiating an agreement to further stay prosecution of this case pending the results of the November 17, 1995, case currently before the Ninth Circuit Court of Appeal.

                                              Shareholder Litigation

As previously reported in Part I, Item 3 of Edison International's 2000 Form 10-K, and in Part II, Item 1 of
Edison International's First Quarter 10-Q, two purported class actions (referred to as the Stubblefield Action and King Action) were filed in October 2000, and March 2001, and involve securities fraud claims arising from alleged improper accounting by Edison International and SCE for undercollections in SCE's TRA.

On August 3, 2001, the plaintiffs in the Stubblefield Action and King Action filed a consolidated complaint on behalf of alleged shareholders of Edison International, naming as defendants SCE, Edison International, and certain officers of Edison International.  The consolidated complaint alleges that defendants engaged in securities fraud by misrepresenting and/or failing to disclose material facts concerning the financial condition of Edison International and SCE, including that defendants allegedly over-reported income and improperly accounted for the TRA undercollections.  The complaint purports to be filed on behalf of a class of persons who purchased Edison International stock between July 21, 2000, and April 17, 2001.  Plaintiffs seek damages in an unstated amount in connection with their purchase of securities during the class period.  The Court has ordered defendants to respond to the consolidated complaint by September 17, 2001.

                                         Qualifying Facilities Litigation

As previously reported in Part I, Item 3 of Edison International's 2000 Form 10-K, and in Part II, Item 1 of
Edison International's First Quarter 10-Q, SCE is involved in a number of legal actions brought by various QFs, alleging SCE failed to timely pay for power deliveries made from November 2, 2000, through March 26, 2001.  The plaintiffs include gas-fired QFs, geothermal and wind energy QFs, and owners of cogeneration projects.  The lawsuits, in aggregate, seek payments of more than $833,000,000 for energy and capacity supplied to SCE under QF contracts, and in some cases additional damages.  Many of these QF lawsuits also seek an order allowing the suppliers to stop providing power to SCE so that they may sell to other purchasers.  The California court cases have largely been coordinated before a single trial judge.  On July 19, 2001, the judge set briefing and oral argument for August 2001 on the issue of whether the trial court or the CPUC has jurisdiction over the claims and defenses asserted in the various actions, and continued the current stay of the actions before him.  The judge further ordered that for any matters over which the trial court has jurisdiction, motions for summary judgment or adjudication shall be briefed and heard in October 2001.

During June, July and August 2001, SCE reached agreements with generators representing about 95% of the QF renewable energy and approximately 95% of the QF cogeneration energy provided to SCE.  The agreements provide for stays of litigation, payments to the QFs upon the occurrence of specified conditions, modifications in some cases to the contract prices going forward, releases and dismissals of the litigation upon payment by SCE.

Rights to attach assets in connection with claims have been granted in four cases (Beowawe Power, L.L.C., Heber
Geothermal Company, City of Long Beach, and IMC Chemicals, Inc.) in the approximate amounts of $20,000,000,
$28,000,000, $9,000,000, and $7,500,000, respectively, contingent on the posting of bonds.  Long Beach has posted a bond and attached one of SCE's bank accounts.  SCE filed a petition for review of the right to attach order issued in the Long Beach case, and the California Court of Appeal has issued a temporary stay order in that case and set oral argument on SCE's petition for September 25, 2001.  Long Beach has sought reconsideration of the stay order, but the Court of Appeal has not yet responded to this request.

In addition to the cases previously referenced in Edison International's 2000 Form 10-K, and in Part II, Item 1
of Edison International's First Quarter 10-Q, the following legal proceedings, identified by principal party, filing date, and court jurisdiction, have been filed against SCE:

Principal Party                             Date Filed                       Court Jurisdiction
---------------                             ----------                       ------------------

Rio Bravo Jasmin                            May 16, 2001             Los Angeles County Superior Court,
                                                                     Central District

Calwind Resources, Inc.                     May 18, 2001             Los Angeles County Superior Court,
                                                                     Central District

Wheelabrator Norwalk                        May 18, 2001             Los Angeles County Superior Court,
Energy Co., Inc.                                                     South East District

Smurfit Stone Container                     May 25, 2001             United States District Court,
                                                                     Central District, Los Angeles Division

Ripon Cogeneration, Inc.                    June 6, 2001             Los Angeles County Superior Court,
                                                                     Central District

Midway-Sunset Cogeneration                  June 7, 2001             Kern County Superior Court
Company

San Gorgonio Westwinds II, LLC              June 8, 2001             Riverside County Superior Court

Colmac Energy, Inc.                         June 12, 2001            Los Angeles County Superior Court,
                                                                     Central District

Dutch Energy Corporation                    July 23, 2001            Los Angeles County Superior Court,
                                                                     Central District (On August 6, 2001,
                                                                     plaintiff voluntarily dismissed this
                                                                     complaint without prejudice.)

                                          PX Performance Bond Litigation

As previously reported in Part I, Item 3 of Edison International's 2000 Form 10-K, SCE was notified that due to failure to comply with its payment obligations to the PX, the PX issued a demand to American Home Assurance
Company (American Home).  As required under the indemnity agreement between SCE and American Home, in February
2001, SCE deposited $20,200,000 in an account in trust to be available to satisfy any judgment, should there be one, against American Home.

Item 4.  Submission of Matters to a Vote of Security Holders

At Edison International's Annual Meeting of Shareholders on May 14, 2001, shareholders elected thirteen nominees to the Board of Directors.  The number of broker non-votes for each nominee was zero.  The number of votes cast for and withheld from each Director-nominee were as follows:

                                                                                Number of Votes
                                                                                ---------------

Name                                                                       For                  Withheld
----                                                                       ---                  --------
John E. Bryson                                                         262,035,541               9,719,171
Warren Christopher                                                     260,334,472              11,420,240
Stephen E. Frank                                                       262,882,194               8,872,518
Joan C. Hanley                                                         263,106,598               8,648,114
Carl F. Huntsinger                                                     263,139,245               8,615,467
Charles D. Miller                                                      263,061,370               8,693,342
Luis G. Nogales                                                        263,100,541               8,654,171
Ronald L. Olson                                                        258,975,850              12,778,862
James M. Rosser                                                        263,182,018               8,572,694
Robert H. Smith                                                        263,202,476               8,552,236
Thomas C. Sutton                                                       263,245,175               8,509,537
Daniel M. Tellep                                                       263,199,164               8,555,548
Edward Zapanta                                                         263,150,572               8,604,140

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         3.1      Restated Articles of Incorporation of Edison International dated May 7, 1998
                  (File No. 1-9936, Form 10-K for the year ended December 31, 1998)*

         3.2      Certificate of Determination of Series A Junior participating Cumulative Preferred Stock of
                  Edison International dated November 21, 1996 (Form 8-A dated November 21, 1996)*

         3.3      Amended Bylaws of Edison International as adopted by the Board of Directors on February 15,
                  2001 (File No. 1-9936, filed as Exhibit 3.3 to Form 10-K for the year ended December 31, 2000)*

         10       Stock Purchase Agreement By and Between Edison Enterprises and ADT Security Services, Inc.,
                  dated as of June 27, 2001

         11       Computation of Primary and Fully Diluted Earnings per Share

(b)      Reports on Form 8-K:

         Date of Report                           Date Filed                    Item(s) Reported
         --------------                           ----------                    ----------------

         March 27, 2001                        April 10, 2001                         5
         June 11, 2001                         June 11, 2001                          5

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

August 14, 2001