Form 10-Q
period 2002-03-31
EDISON INTERNATIONAL
filed 2002-05-10
CIK 827052

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

       For the quarterly period ended                                March 31, 2002
                                      ----------------------------------------------------------------------------

                                                        OR

/  /   Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from                                        to
                                      --------------------------------------    ----------------------------------

                                           Commission File Number 1-9936

                                               EDISON INTERNATIONAL
                              (Exact name of registrant as specified in its charter)

                       CALIFORNIA                                             95-4137452
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

                        Class                                              Outstanding at May 7, 2002
-------------------------------------------------------      --------------------------------------------------------
              Common Stock, no par value                                           325,811,206

===================================================================================================================

EDISON INTERNATIONAL

INDEX
                                                                                                   Page
                                                                                                    No.
                                                                                                  ------

Part I.Financial Information:

  Item 1.          Consolidated Financial Statements:

                   Consolidated Statements of Income (Loss) - Three Months
                        Ended March 31, 2002, and 2001                                              1

                   Consolidated Statements of Comprehensive Income (Loss) -
                        Three Months Ended March 31, 2002, and 2001                                 1

                   Consolidated Balance Sheets - March 31, 2002,
                        and December 31, 2001                                                       2

                   Consolidated Statements of Cash Flows - Three Months
                        Ended March 31, 2002, and 2001                                              4

                   Notes to Consolidated Financial Statements                                       5

  Item 2.          Management's Discussion and Analysis of Results
                        of Operations and Financial Condition                                      13

Part II.  Other Information:

  Item 1.          Legal Proceedings                                                               29

  Item 6.          Exhibits and Reports on Form 8-K                                                32

EDISON INTERNATIONAL

PART I            FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                                                                      3 Months Ended
                                                                                         March 31,
-------------------------------------------------------------------------------------------------------------------

In millions, except per-share amounts                                        2002                          2001
-------------------------------------------------------------------------------------------------------------------

                                                                                        (Unaudited)
Electric utility                                                           $ 1,932                      $ 1,511
Nonutility power generation                                                    610                          588
Financial services and other                                                    45                           96
-------------------------------------------------------------------------------------------------------------------

Total operating revenue                                                      2,587                        2,195
-------------------------------------------------------------------------------------------------------------------

Fuel                                                                           265                          242
Purchased power                                                                255                        1,724
Provisions for regulatory adjustment clauses - net                             697                          (29)
Other operation and maintenance                                                719                          716
Depreciation, decommissioning and amortization                                 245                          223
Property and other taxes                                                        39                           30
-------------------------------------------------------------------------------------------------------------------

Total operating expenses                                                     2,220                        2,906
-------------------------------------------------------------------------------------------------------------------

Operating income (loss)                                                        367                         (711)
Interest and dividend income                                                   116                           46
Other nonoperating income                                                       17                           11
Interest expense - net of amounts capitalized                                 (360)                        (381)
Other nonoperating deductions                                                  (11)                          (1)
Dividends on preferred securities                                              (23)                         (23)
Dividends on utility preferred stock                                            (6)                          (6)
-------------------------------------------------------------------------------------------------------------------

Income (loss) from continuing operations before taxes                          100                       (1,065)
Income tax (benefit)                                                            16                         (436)
-------------------------------------------------------------------------------------------------------------------

Income (loss) from continuing operations                                        84                         (629)
Income from discontinued operations - net                                       --                           12
-------------------------------------------------------------------------------------------------------------------

Net income (loss)                                                          $    84                      $  (617)
-------------------------------------------------------------------------------------------------------------------

Weighted-average shares of common stock outstanding                            326                          326
Basic earnings (loss) per share:
Continuing operations                                                      $   .26                          $ (1.93)
Discontinued operations                                                         --                          .04
-------------------------------------------------------------------------------------------------------------------

Total                                                                      $   .26                          $ (1.89)
-------------------------------------------------------------------------------------------------------------------

Weighted average shares, including effect of dilutive securities               329                          326
Diluted earnings (loss) per share:
Continuing operations                                                      $   .26                          $ (1.93)
Discontinued operations                                                         --                          .04
-------------------------------------------------------------------------------------------------------------------

Total                                                                      $   .26                          $ (1.89)
-------------------------------------------------------------------------------------------------------------------

Dividends declared per common share                                             --                           --

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                                                                      3 Months Ended
                                                                                         March 31,
-------------------------------------------------------------------------------------------------------------------

In millions                                                                  2002                          2001
-------------------------------------------------------------------------------------------------------------------

                                                                                        (Unaudited)
Net income (loss)                                                          $    84                       $ (617)
Other comprehensive income, net of tax:
   Cumulative translation adjustments                                           16                         (102)
   Cumulative effect of change in accounting for derivatives                    --                          167
   Unrealized gain (loss) on cash flow hedges                                   41                         (405)
   Reclassification adjustment for gain (loss) included in net income (loss)     1                          (28)
-------------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)                                                 $  142                       $ (985)
-------------------------------------------------------------------------------------------------------------------

                    The accompanying notes are an integral part of these financial statements.

EDISON INTERNATIONAL

CONSOLIDATED BALANCE SHEETS

                                                                              March 31,             December 31,
In millions                                                                     2002                    2001
-------------------------------------------------------------------------------------------------------------------

                                                                             (Unaudited)
ASSETS
Cash and equivalents                                                         $  1,823               $  3,991
Receivables, less allowances of $46 and $41 for uncollectible
  accounts at respective dates                                                  1,141                  1,259
Accrued unbilled revenue                                                          411                    451
Fuel inventory                                                                    130                    124
Materials and supplies, at average cost                                           212                    203
Accumulated deferred income taxes - net                                         1,006                  1,092
Trading and price risk management assets                                          177                     65
Regulatory assets - net                                                            --                     83
Prepayments and other current assets                                              201                    232
-------------------------------------------------------------------------------------------------------------------

Total current assets                                                            5,101                  7,500
-------------------------------------------------------------------------------------------------------------------

Nonutility property - less accumulated provision for
  depreciation of $782 and $706 at respective dates                             6,549                  6,414
Nuclear decommissioning trusts                                                  2,358                  2,275
Investments in partnerships and unconsolidated subsidiaries                     2,044                  2,253
Investments in leveraged leases                                                 2,414                  2,386
Other investments                                                                 253                    226
-------------------------------------------------------------------------------------------------------------------

Total investments and other assets                                             13,618                 13,554
-------------------------------------------------------------------------------------------------------------------

Utility plant, at original cost
   Transmission and distribution                                               13,673                 13,568
   Generation                                                                   1,740                  1,729
Accumulated provision for depreciation and decommissioning                     (8,167)                (7,969)
Construction work in progress                                                     584                    556
Nuclear fuel at amortized cost                                                    139                    129
-------------------------------------------------------------------------------------------------------------------

Total utility plant                                                             7,969                  8,013
-------------------------------------------------------------------------------------------------------------------

Goodwill                                                                          649                    633
Regulatory assets - net                                                         5,025                  5,528
Other deferred charges                                                          1,224                  1,341
-------------------------------------------------------------------------------------------------------------------

Total deferred charges                                                          6,898                  7,502
-------------------------------------------------------------------------------------------------------------------

Assets of discontinued operations                                                 131                    205
-------------------------------------------------------------------------------------------------------------------

Total assets                                                                 $ 33,717               $ 36,774
-------------------------------------------------------------------------------------------------------------------

                    The accompanying notes are an integral part of these financial statements.

EDISON INTERNATIONAL

CONSOLIDATED BALANCE SHEETS

                                                                               March 31,           December 31,
In millions, except share amounts                                                2002                  2001
-------------------------------------------------------------------------------------------------------------------

                                                                              (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt                                                             $     199             $   2,445
Long-term debt due within one year                                              1,667                 1,499
Preferred stock to be redeemed within one year                                    105                   105
Accounts payable                                                                  958                 3,414
Accrued taxes                                                                     623                   183
Trading and price risk management liabilities                                      43                    24
Other current liabilities                                                       2,067                 2,187
-------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                       5,662                 9,857
-------------------------------------------------------------------------------------------------------------------

Long-term debt                                                                 13,752                12,674
-------------------------------------------------------------------------------------------------------------------

Accumulated deferred income taxes - net                                         6,212                 6,367
Accumulated deferred investment tax credits                                       171                   172
Customer advances and other deferred credits                                    1,730                 1,675
Power-purchase contracts                                                          337                   356
Accumulated provision for pension and benefits                                    531                   505
Other long-term liabilities                                                       152                   147
-------------------------------------------------------------------------------------------------------------------

Total deferred credits and other liabilities                                    9,133                 9,222
-------------------------------------------------------------------------------------------------------------------

Liabilities of discontinued operations                                             51                    71
-------------------------------------------------------------------------------------------------------------------

Commitments and contingencies (Notes 1 and 3)
Minority interest                                                                 361                   345
-------------------------------------------------------------------------------------------------------------------

Preferred stock of utility:
   Not subject to mandatory redemption                                            129                   129
   Subject to mandatory redemption                                                151                   151
Company-obligated mandatorily redeemable securities of subsidiaries
      holding solely parent company debentures                                    950                   949
Other preferred securities                                                        110                   104
-------------------------------------------------------------------------------------------------------------------

Total preferred securities of subsidiaries                                      1,340                 1,333
-------------------------------------------------------------------------------------------------------------------

Common stock (325,811,206 shares outstanding at each date)                      1,970                 1,966
Accumulated other comprehensive income (loss)                                    (270)                 (328)
Retained earnings                                                               1,718                 1,634
-------------------------------------------------------------------------------------------------------------------

Total common shareholders' equity                                               3,418                 3,272
-------------------------------------------------------------------------------------------------------------------

Total liabilities and shareholders' equity                                   $ 33,717              $ 36,774
-------------------------------------------------------------------------------------------------------------------

                    The accompanying notes are an integral part of these financial statements.

EDISON INTERNATIONAL

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        3 Months Ended
                                                                                           March 31,
-------------------------------------------------------------------------------------------------------------------

In millions                                                                     2002                      2001
-------------------------------------------------------------------------------------------------------------------

                                                                                         (Unaudited)
Cash flows from operating activities:
Net income (loss) from continuing operations                                $     84                   $  (629)
Adjustments to reconcile net income (loss) to net cash provided
   (used) by operating activities:
    Depreciation, decommissioning and amortization                               245                       223
    Other amortization                                                            26                        20
    Deferred income taxes and investment tax credits                            (140)                     (223)
    Equity in income from partnerships and unconsolidated
       subsidiaries                                                              (53)                      (85)
    Income from leveraged leases                                                 (28)                      (32)
    Regulatory assets - long-term - net                                          537                      (141)
    Gas call options                                                             (23)                       --
    Other assets                                                                  20                       (56)
    Other liabilities                                                             73                        16
    Changes in working capital:
       Receivables and accrued unbilled revenue                                  158                         1
       Regulatory liabilities - short-term - net                                  83                        56
       Fuel inventory, materials and supplies                                     (2)                       (6)
       Prepayments and other current assets                                      (19)                      123
       Accrued interest and taxes                                                421                      (118)
       Accounts payable and other current liabilities                         (2,485)                    1,682
Distributions and dividends from unconsolidated entities                         140                        34
Operating cash flows from discontinued operations                                 (8)                       29
-------------------------------------------------------------------------------------------------------------------

Net cash provided (used) by operating activities                                (971)                      894
-------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Long-term debt issued                                                          1,689                     1,010
Long-term debt repaid                                                           (446)                     (930)
Bonds repurchased and funds held in trust                                        192                      (156)
Rate reduction notes repaid                                                      (62)                      (63)
Nuclear fuel financing - net                                                     (59)                       (9)
Short-term debt financing - net                                               (2,288)                      741
Financing cash flows from discontinued operations                                 --                      (301)
-------------------------------------------------------------------------------------------------------------------

Net cash provided (used) by financing activities                                (974)                      292
-------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Additions to property and plant                                                 (351)                     (254)
Purchase of power sales agreement                                                (80)                       --
Proceeds from sale of nonutility property                                         49                        23
Funding of nuclear decommissioning trusts                                         (6)                       --
Investments in partnerships and unconsolidated subsidiaries                       86                        61
Investments in other assets                                                       68                        13
Investing cash flows from discontinued operations                                 --                       (11)
-------------------------------------------------------------------------------------------------------------------

Net cash used by investing activities                                           (234)                     (168)
-------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                           (2)                      (57)
-------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and equivalents                               (2,181)                      961
Cash and equivalents, beginning of period                                      4,054                     1,973
-------------------------------------------------------------------------------------------------------------------

Cash and equivalents, end of period                                            1,873                     2,934
Cash and equivalents - discontinued operations                                   (50)                     (113)
-------------------------------------------------------------------------------------------------------------------

Cash and equivalents, continuing operations                                 $  1,823                   $ 2,821
-------------------------------------------------------------------------------------------------------------------

                     The accompanying notes are an integral part of these financial statements

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management's Statement

In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to present a fair statement of the financial position and results of operations for the periods covered by this report.  The results of operations for the period ended March 31, 2002, are not necessarily indicative of the operating results for the full year.

Edison International's significant accounting policies were described in Note 1 of "Notes to Consolidated
Financial Statements" included in its 2001 Annual Report on Form 10-K filed with the Securities and Exchange
Commission.  Edison International follows the same accounting policies for interim reporting purposes.

Certain prior-period amounts were reclassified to conform to the March 31, 2002, financial statement presentation.

The quarterly report should be read in conjunction with Edison International's 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Note 1.  Regulatory Matters

California Public Utilities Commission Litigation Settlement Agreement

Southern California Edison (SCE) and the California Public Utilities Commission (CPUC) entered into a settlement of SCE's lawsuit against the CPUC which sought a ruling that SCE is entitled to full recovery of its past electricity procurement costs.  A consumer advocacy group and other parties are pursuing an appeal to the federal court of appeals seeking to overturn the stipulated judgment of the district court that approved the settlement agreement.  On March 4, 2002, the court of appeals heard argument on the appeal and the matter is now under submission.  A decision could be issued at any time.  SCE cannot predict the outcome of the appeal or the impact that any outcome would have upon the stipulated judgment.  Possible outcomes could include affirmance, a return to the district court, a referral of a controlling state law question to the California Supreme Court, or reversal of the stipulated judgment.  SCE cannot predict whether or how a ruling on the stipulated judgment could also affect the settlement agreement.

Under the settlement agreement, SCE cannot pay dividends or other distributions on its common stock (all of which is held by its parent, Edison International) prior to the earlier of the date on which SCE has recovered all of its procurement-related obligations or January 1, 2005.  However, if SCE has not recovered all of its procurement-related obligations by December 31, 2003, SCE may apply to the CPUC for consent to resume common stock dividends, and the CPUC will not unreasonably withhold its consent.

Holding Company Issue

In January 2001, independent auditors hired by the CPUC issued a report on the financial condition and solvency of SCE and its affiliates.  The report confirmed what SCE had previously disclosed to the CPUC in public filings about SCE's financial condition.  In April 2001, the CPUC issued an order instituting investigation that reopens the past CPUC decision authorizing the utilities to form holding companies and initiates an investigation into, among other things: whether the holding companies violated CPUC requirements to give first priority to the capital needs of their respective utility subsidiaries; any additional suspected violations of laws or CPUC rules and decisions; and whether additional rules, conditions, or other changes to the holding company decisions are necessary.  On January 9, 2002, the CPUC issued an interim decision on the first priority condition.  The decision stated that, at least under certain circumstances, the condition includes the requirement that holding companies infuse all types of capital into their respective utility subsidiaries when necessary to fulfill the utility's obligation to serve.  The decision did not determine if any of the utility holding companies had violated this condition, reserving such a determination for a later phase of the proceedings.  On February 11,
2002, SCE and Edison International filed an application for rehearing of the decision, stating that the decision is an unlawful and

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

erroneous attempt to rewrite the first priority condition rather than interpret it and that the decision could result in higher rates for SCE's customers.  A decision on rehearing is expected in May 2002.  Neither Edison
International nor SCE can predict what effects this investigation or any subsequent actions by the CPUC may have on either one of them.

Utility-Retained Generation Proceeding

On April 4, 2002, the CPUC issued a decision to return utility-retained generation (URG) assets to cost-of-service ratemaking through the end of 2002.  After that time, SCE's URG-related revenue requirement will be determined through the 2003 general rate case proceeding.  Key elements of the URG decision are: retention of the San Onofre incentive pricing mechanism through 2003; recovery of incurred costs for all URG components other than San Onofre; establishment of a depreciation schedule for SCE's nuclear plants based on their remaining useful lives; and establishment of balancing accounts for utility generation, purchased power, and Independent
System Operator (ISO) ancillary services.

Based on this decision, during second quarter 2002, SCE will resume applying accounting principles for rate-regulated enterprises for its generation assets (such accounting was discontinued in 1997).  As a result,
SCE expects to reestablish for financial reporting purposes its unamortized nuclear plant and regulatory assets related to purchased-power settlements and flow-through taxes, adjust the procurement-related obligations account
(PROACT) balance, and record a corresponding credit to earnings of approximately $500 million after tax.
Implementation of the URG decision, together with the PROACT mechanism, will allow SCE to reestablish substantially all of the regulatory assets previously written off to earnings.

Wholesale Electricity Markets

On April 25, 2001, after months of extremely high power prices, the Federal Energy Regulatory Commission (FERC)
issued an order providing for energy price controls during ISO Stage 1 or greater power emergencies (7% or less in reserve power).  The order establishes an hourly clearing price based on the costs of the least efficient generating unit during the period.  Effective June 20, 2001, the FERC expanded the April 25, 2001, order to include non-emergency periods and price mitigation in the 11-state western region.  The latest order is in effect until September 30, 2002.

After unsuccessful settlement negotiations among utilities, power sellers and state representatives, on July 25,
2001, the FERC issued an order that limits potential refunds from alleged overcharges by energy suppliers to the
ISO and California Power Exchange (PX) spot markets during the period from October 2, 2000, through June 20,
2001, and adopted a refund methodology based on daily spot market gas prices.  An administrative law judge conducted evidentiary hearings on this matter in March 2002 and further hearings are scheduled in August 2002.
SCE cannot predict the amount of any potential refunds.  Under the settlement of litigation with the CPUC, refunds will be applied to the balance in the PROACT.

Note 2.  Purchased Power

SCE purchased power through the PX from April 1998 through mid-January 2001.  SCE has bilateral forward contracts with other entities and power-purchase contracts with other utilities and independent power producers classified as qualifying facilities (QFs).  Purchased power detail is provided below:

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                               3 Months Ended
                                                                                  March 31,
--------------------------------------------------------------------------------------------------------------

     In millions                                                         2002                    2001
--------------------------------------------------------------------------------------------------------------

                                                                                 (Unaudited)
     PX/ISO:
     Purchases                                                          $ (19)                $ 1,081
     Generation sales                                                      --                    (705)
--------------------------------------------------------------------------------------------------------------

     Purchased power - PX/ISO - net                                       (19)                    376
     Purchased power - bilateral contracts                                 15                      52
     Purchased power - interutility/QF contracts                          259                   1,296
--------------------------------------------------------------------------------------------------------------

     Total                                                              $ 255                 $ 1,724
--------------------------------------------------------------------------------------------------------------

PX/ISO amounts for the three months ended March 31, 2002, reflect billing adjustments.  Since January 17, 2001, all other power is purchased by a state agency for delivery to SCE's customers and is not considered a cost to
SCE.

Note 3.  Contingencies

In addition to the matters disclosed in these notes, Edison International is involved in other legal, tax and regulatory proceedings before various courts and governmental agencies regarding matters arising in the ordinary course of business.  Edison International believes the outcome of these other proceedings will not materially affect its results of operations or liquidity.

Energy Crisis Issue

In October 2000, a federal class action securities lawsuit was filed against SCE and Edison International.  As amended in December 2000 and March 2001, the lawsuit involves securities fraud claims arising from alleged improper accounting for the energy-cost undercollections.  The second amended complaint is supposedly filed on behalf of a class of persons who purchased Edison International common stock between July 21, 2000, and April 17,
2001.  This lawsuit has been consolidated with another similar lawsuit filed on March 15, 2001.  On September 17,
2001, SCE and Edison International filed a motion to dismiss for failure to state a claim.  On March 8, 2002, the district court issued an order dismissing the complaint with prejudice.  The plaintiffs have stipulated to dismiss their appeal.

Environmental Protection

Edison International is subject to numerous environmental laws and regulations, which require it to incur substantial costs to operate existing facilities, construct and operate new facilities, and mitigate or remove the effect of past operations on the environment.

Edison International believes that it is in substantial compliance with environmental regulatory requirements;
however, possible future developments, such as the enactment of more stringent environmental laws and regulations, could affect the costs and the manner in which business is conducted and could cause substantial additional capital expenditures, primarily at Edison Mission Energy (EME).  There is no assurance that EME would be able to recover increased costs from its customers or that its financial position and results of operations would not be materially affected.

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

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

amount, Edison International records the lower end of this reasonably likely range of costs (classified as other long-term liabilities) at undiscounted amounts.

Edison International's recorded estimated minimum liability to remediate its 40 identified sites is
$110 million.  The ultimate costs to clean up Edison International's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and
the time periods over which site remediation is expected to occur.  Edison International believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to
$287 million.  The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes.  SCE has sold all of its gas-fueled generation plants and has retained some liability associated with the divested properties.

The CPUC allows SCE to recover environmental-cleanup costs at certain sites, representing $49 million of its recorded liability, through an incentive mechanism (SCE may request to include additional sites).  Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs from insurance carriers and other third parties.  SCE has successfully settled insurance claims with all responsible carriers.  Costs incurred at SCE's remaining sites are expected to be recovered through customer rates.  SCE has recorded a regulatory asset of $75 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

Edison International's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that Edison
International may be held responsible for contributing to any costs incurred for remediating these sites.  Thus, no reasonable estimate of cleanup costs can be made for these sites.

Edison International expects to clean up its identified sites over a period of up to 30 years.  Remediation costs in each of the next several years are expected to range from $10 million to $25 million.  Recorded costs for the twelve months ended March 31, 2002, were $17 million.

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

Nuclear Insurance

Federal law limits public liability claims from a nuclear incident to $9.5 billion.  SCE and other owners of the
San Onofre and Palo Verde nuclear generating stations have purchased the maximum private primary insurance available ($200 million).  The balance is covered by the industry's retrospective rating plan that uses deferred premium charges to every reactor licensee if a nuclear incident at any licensed reactor in the U.S. results in claims and/or costs which exceed the primary insurance at that plant site.  Federal regulations require this secondary level of financial protection.  The Nuclear Regulatory Commission exempted San Onofre Unit 1 from this secondary level, effective June 1994.  The maximum deferred premium for each nuclear incident is $88 million per reactor, but not more than $10 million per reactor may be charged in any one year for each incident.  Based on its ownership interests, SCE could be required to pay a maximum of $175 million per nuclear incident.  However, it would have to pay no more than $20 million per incident in any one year.  Such amounts include a 5% surcharge if additional funds are needed to satisfy public liability claims and are subject to adjustment for inflation.
If the public liability limit above is insufficient, federal regulations may impose further revenue-raising measures to pay claims, including a possible additional assessment on all licensed reactor operators.

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property damage insurance covers losses up to $500 million, including decontamination costs, at San Onofre and
Palo Verde.  Decontamination liability and property damage coverage exceeding the primary $500 million also has been purchased in amounts greater than federal requirements.  Additional insurance covers part of replacement power expenses during an accident-related nuclear unit outage.  A mutual insurance company owned by utilities with nuclear facilities issues these policies.  If losses at any nuclear facility covered by the arrangement were to exceed the accumulated funds for these insurance programs, SCE could be assessed retrospective premium adjustments of up to $35 million per year.  Insurance premiums are charged to operating expense.

Paiton Project

A wholly owned subsidiary of EME owns a 40% interest in Paiton Energy, which owns the Paiton project, a 1,230-MW coal-fired power plant in Indonesia.  Under the terms of a long-term power purchase agreement between Paiton
Energy and the state-owned electric utility company, the state-owned electric utility company is required to pay for capacity and fixed operating costs once each unit and the plant achieve commercial operation.

The state-owned electric utility company and Paiton Energy signed a binding term sheet on December 14, 2001, setting the commercial terms under which Paiton Energy is to be paid for capacity and energy charges, as well as a monthly restructuring settlement payment covering amounts owed by the state-owned electric utility company as well as settlement of other claims.  In addition, the binding term sheet extends the terms of the power purchase agreement from 2029 to 2040.  Paiton Energy and the state-owned electric utility company are continuing negotiations on an amendment to the power purchase agreement that will include the agreed commercial terms in the binding term sheet, with the aim of concluding those negotiations by June 30, 2002.  The binding term sheet serves as the basis under which the state-owned electric utility company will pay Paiton Energy beginning
January 1, 2002.  The binding term sheet will expire on June 30, 2002, unless extended by mutual agreement.  The state-owned electric utility company and Paiton Energy entered into agreements for 2001.  The state-owned electric utility company has made all payments to Paiton Energy as required under the agreements for 2001, and has paid the January and February invoices under the binding term sheet.  Paiton Energy is continuing to generate electricity to meet the power demand in the region and believes that the state-owned electric utility company will continue to agree to make payments for electricity under the binding term sheet while negotiations on the amendment to the power purchase agreement continue.  Although completion of negotiations may be delayed beyond
June 30, 2002, Paiton Energy continues to believe that negotiations on the long-term restructuring of the revenue schedule will be successful.

EME's investment in the Paiton project increased to $511 million at March 31, 2002, from $492 million at December
31, 2001.  The increase in the investment resulted from EME's subsidiary recording its proportionate share of net income from Paiton Energy, as well as its proportionate share of other comprehensive income.  EME's investment in the Paiton project will increase or decrease from earnings or losses from Paiton Energy and decrease by cash distributions.  Assuming the Paiton project remains profitable, EME expects the investment account will increase during the next several years as earnings are expected to exceed cash distributions.

Under the binding term sheet, past due accounts receivable due under the original power purchase agreement will be compensated through a monthly restructuring settlement payment of $4 million for 30 years.  If the power purchase agreement amendment is not completed within reasonable time frames acceptable to Paiton Energy, the parties would be entitled to revert to the terms and conditions of the original power purchase agreement in order to pursue arbitration in the international courts.

Paiton Energy and the state-owned electric utility company are currently negotiating an amendment to the power purchase agreement, which will incorporate the terms and conditions of the binding term sheet.  The project lenders have approved entering into this agreement.  Paiton Energy and its lenders have initiated negotiations on a restructuring of the senior debt, which takes into account the revised payment

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

terms contained in the binding term sheet.  The outcome of these negotiations is uncertain at the present time.
However, EME believes that it will ultimately recover its investment in the project.

Spent Nuclear Fuel

Under federal law, the U.S. Department of Energy (DOE) is responsible for the selection and development of a facility for disposal of spent nuclear fuel and high-level radioactive waste.  Such a facility was to be in operation by January 1998.  However, the DOE did not meet its obligation.  It is not certain when the DOE will begin accepting spent nuclear fuel from San Onofre or from other nuclear power plants.  Extended delays by the
DOE could lead to consideration of costly alternatives involving siting and environmental issues.  SCE has paid the DOE the required one-time fee applicable to nuclear generation at San Onofre through April 6, 1983
(approximately $24 million, plus interest).  SCE is also paying the required quarterly fee equal to one mill per kilowatt-hour of nuclear-generated electricity sold after April 6, 1983.

SCE, as operating agent, has primary responsibility for the interim storage of its spent nuclear fuel at
San Onofre.  Current capability to store spent fuel is estimated to be adequate through 2005.  Palo Verde on-site spent fuel storage capacity will accommodate needs until 2003 for Unit 2, and until 2004 for Units 1 and 3.
Arizona Public Service Company, operating agent for Palo Verde, expects to complete in 2002 an interim fuel storage facility that is currently under construction.

Storm Lake

As of March 31, 2002, Edison Capital has an investment of approximately $85 million in Storm Lake Power, a project developed by Enron Wind, a subsidiary of Enron Corporation.  Storm Lake has outstanding loans of approximately $76 million.  Enron and its subsidiary provided certain guarantees related to the amount of power that would be generated from Storm Lake.  The lenders have sent a notice to Storm Lake claiming that Enron's bankruptcy is an event of default under the loan agreement.  The lenders have not indicated what actions, if any they may take in response to Enron Wind's recent bankruptcy.  In the event of default, the lenders may exercise certain remedies, including acceleration of the loan balance, repossession and foreclosure of the project, which could result in the loss of some or all of Edison Capital's investment in Storm Lake.  Edison Capital expects
Storm Lake to demonstrate that Enron's bankruptcy does not impair its ability to meet its loan obligations.
Edison Capital also expects that Storm Lake will vigorously oppose any attempt by the lenders to exercise remedies that could result in Edison Capital's loss of its investment.

Note 4.  Business Segments

Edison International's reportable business segments include its electric utility operation segment (SCE), an unregulated power generation segment (EME), and a capital and financial services provider segment (Edison
Capital).

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment information for the three months ended March 31, 2002, and 2001, was:

                                                                          3 Months Ended
                                                                             March 31,
---------------------------------------------------------------------------------------------------

         In millions                                                 2002                  2001
---------------------------------------------------------------------------------------------------
                                                                            (Unaudited)
         Operating Revenue:
         Electric utility                                         $ 1,932              $  1,511
         Unregulated power generation                                 610                   588
         Capital & financial services                              31                    41
         Corporate and other                                           14                    55
---------------------------------------------------------------------------------------------------

         Consolidated Edison International                        $ 2,587              $  2,195
---------------------------------------------------------------------------------------------------

         Net Income (Loss):
         Electric utility(1)                                      $   146              $   (598)
         Unregulated power generation(2)                              (36)                    8
         Capital & financial services                              19                    12
         Corporate and other(3)                                       (45)                  (39)
---------------------------------------------------------------------------------------------------

         Consolidated Edison International                        $    84              $   (617)
---------------------------------------------------------------------------------------------------

         (1)  Net income (loss) available for common stock.
         (2)  Includes earnings from discontinued operations of $19 million in 2001.
         (3)  Includes a loss from discontinued operations of $7 million in 2001.

Corporate and other includes amounts from nonutility subsidiaries not significant as a reportable segment.  The net loss of $45 million reported for 2002 also includes Mission Energy Holding Company's net loss of $22 million.

Total segment assets as of March 31, 2002, were:  electric utility, $19 billion; unregulated power generation,
$11 billion; and, capital and financial services, $4 billion.

Note 5.  Discontinued Operations

The results of EME's coal stations and Edison Enterprises' subsidiaries sold during 2001 have been reflected as discontinued operations in the consolidated financial statements, in accordance with the early adoption of an accounting standard related to the impairment and disposal of long-lived assets.  The consolidated financial statements have been reclassified to conform to the discontinued operations presentation for all periods presented.  For the three months ended March 31, 2001, revenue from discontinued operations was $266 million and pre-tax income was $9 million.

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying value of assets and liabilities of discontinued operations were:

                                                                     March 31,           December 31,
         In millions                                                   2002                  2001
----------------------------------------------------------------------------------------------------------
                                                                   (Unaudited)
         Assets
         Cash and equivalents                                         $  50                 $  63
         Receivables - net                                               30                     1
         Other                                                            1                    90
----------------------------------------------------------------------------------------------------------

         Total current assets                                            81                   154
----------------------------------------------------------------------------------------------------------

         Other noncurrent assets                                         50                    51
----------------------------------------------------------------------------------------------------------

         Total assets                                                 $ 131                 $ 205
----------------------------------------------------------------------------------------------------------

         Liabilities                                                  $  44                 $  59
         Accounts payable and accrued liabilities
         Short-term debt and other                                       --                     5
----------------------------------------------------------------------------------------------------------

         Total current liabilities                                       44                    64
         Noncurrent liabilities                                           7                     7
----------------------------------------------------------------------------------------------------------

         Total liabilities                                            $  51                 $  71
----------------------------------------------------------------------------------------------------------

Item 2.    Management's Discussion and Analysis of Results of Operations and
           Financial Condition

The Management's Discussion and Analysis of Results of Operations and Financial Condition (MD&A) for the first quarter of 2002 discusses material changes in the results of operations, financial condition and other developments of Edison International since December 31, 2001, and as compared to the first quarter of 2001.  This discussion presumes that the reader has read or has access to Edison International's MD&A for the calendar year
2001 (the year-end 2001 MD&A), which was included in Edison International's 2001 annual report to shareholders and incorporated by reference into Edison International's Annual Report on Form 10-K for the year ended
December 31, 2001.

This MD&A contains forward-looking statements.  These statements are based on Edison International's knowledge of present facts, current expectations about future events and assumptions about future developments.
Forward-looking statements are not guarantees of performance; they are subject to risks, uncertainties and assumptions that could cause actual future activities and results of operations to be materially different from those set forth in this discussion.  Important factors that could cause actual results to differ include risks discussed below in the Market Risk Exposures and Forward-Looking Information sections. The following discussion provides updated information about material developments since the issuance of the year-end 2001 MD&A and should be read in conjunction with the financial statements contained in this quarterly report and Edison
International's Annual Report on Form 10-K for the year ended December 31, 2001.

This MD&A includes information about Edison International and its principal subsidiaries, Southern California
Edison Company (SCE), Edison Mission Energy (EME), Edison Capital and Mission Energy Holding Company.  Edison
International is a holding company.  SCE is a regulated public utility company providing electricity to retail customers in central, coastal, and southern California.  EME is engaged in developing, acquiring, owning, or leasing, and operating electric power generation facilities worldwide, and energy trading and price risk management activities.  Edison Capital is a global provider of capital and financial services in energy, affordable housing, and infrastructure projects focusing primarily on investments related to the production and delivery of electricity.  Mission Energy Holding Company was formed in June 2001 as a holding company for EME.

RESULTS OF OPERATIONS

First Quarter 2002 vs. First Quarter 2001

Edison International's basic earnings per share were 26(cent)for first quarter 2002 compared with a loss of $1.89 for
first quarter 2001.   The table below contains the components of first quarter earnings.

                                                                         Three Months Ended
                                                                              March 31,
------------------------------------------------------------------------------------------------------------

     Earnings (Loss)                                         2002        2001           2002        2001
------------------------------------------------------------------------------------------------------------

                                                                     EPS                   Millions
------------------------------------------------------------------------------------------------------------

     Earnings (Loss) from Continuing Operations:
     Core Earnings:
         SCE                                               $ 0.45     $  0.19          $ 146     $   63
         EME                                                (0.11)      (0.03)           (36)       (11)
         Edison Capital                                      0.06        0.04             19         12
         Mission Energy Holding (parent only)               (0.07)        --             (22)        --
         Edison International (parent only)                 (0.07)      (0.10)           (23)       (32)
------------------------------------------------------------------------------------------------------------

     Edison International Core Earnings                      0.26        0.10             84         32
     SCE procurement-related adjustment                       --        (2.03)            --       (661)
------------------------------------------------------------------------------------------------------------

     Edison International Consolidated Earnings
         (Loss) from Continuing Operations                   0.26       (1.93)            84       (629)
------------------------------------------------------------------------------------------------------------

     Edison International Consolidated
         Earnings from Discontinued Operations                --         0.04             --         12
------------------------------------------------------------------------------------------------------------

     Total Edison International Consolidated
         Earnings (Loss)                                   $ 0.26     $ (1.89)        $   84     $ (617)
------------------------------------------------------------------------------------------------------------

Earnings (Loss) from Continuing Operations

Edison International's first quarter 2002 earnings from continuing operations were $84 million, compared with a loss of $629 million for first quarter 2001.

SCE's first quarter 2002 earnings were $146 million compared to a first quarter 2001 loss of $598 million.  The first quarter 2001 loss included a $661 million procurement-related adjustment for undercollected power procurement costs.  Excluding the $661 million adjustment, SCE's first quarter 2001 earnings were $63 million.
The increase in SCE's first quarter 2002 earnings was the result of the accrual of interest income on the balance in the newly established procurement-related obligations account (PROACT) and lower interest expense.  SCE's increase in 2002 also reflects lower earnings in 2001 resulting from a February 2001 fire and resulting outage at the San Onofre Nuclear Generating Station.  Relevant regulatory proceedings are discussed below in PROACT
Regulatory Asset.

In first quarter 2001, SCE's $661 million of undercollected power procurement costs were expensed as incurred, rather than accumulated in a balancing account.  Accounting principles generally accepted in the United States require SCE at each financial statement date to assess the probability of recovering its regulatory assets through the rate-making process.  As of December 31, 2000, SCE was unable to conclude that, under applicable accounting principles, its $4.2 billion generation and procurement-related regulatory assets were probable of recovery through the rate-making process, and wrote them off as a charge to earnings in 2000.

Based on the California Public Utilities Commission's (CPUC) January 23, 2002, PROACT resolution, SCE was able to conclude that $3.6 billion in regulatory assets previously written off were probable of recovery through the rate-making process as of December 31, 2001.  As a result, SCE's year-ended December 31, 2001, consolidated income statement included a $2.1 billion credit to earnings.  In first quarter 2002, any difference between energy procurement costs and related revenue is accumulated in the PROACT balancing account.

EME incurred losses from continuing operations of $36 million for first quarter 2002 and $11 million for first quarter 2001.  The increased loss of $25 million in 2002 was primarily due to lower U.S. energy prices in the first quarter of 2002 compared to the first quarter of 2001, an unplanned outage at the Homer City plant and gains during the first quarter of 2001 related to gas swaps for EME's oil and gas activities.  These decreases in earnings were partially offset by income from the Paiton project in Indonesia and improved operating results from EME's Illinois plants.  EME's earnings are seasonal with higher earnings expected during the summer months and operating losses expected during the fall and winter months.

Edison Capital's first quarter 2002 earnings of $19 million increased $7 million from first quarter 2001.  The increase in 2002 was mainly the result of lower expenses and a gain on foreign currency translation adjustments, partially offset by the contractual run-off of the lease portfolio and the impact of assets sales, which occurred in 2001.

Mission Energy Holding Company (parent only), which was formed in mid-2001 as a wholly owned subsidiary of Edison
International to hold the stock of EME, showed a loss of $22 million in first quarter 2002, due to interest expense on debt issued in mid-2001, the proceeds of which were used to repay Edison International's debt.

Edison International (parent company) incurred a loss of $23 million in first quarter 2002, compared to a
$32 million loss in first quarter 2001.  The $9 million improvement in 2002 was mostly due to lower interest expense.

Operating Revenue

Electric utility revenue increased in 2002, primarily due to a 4(cent)-per-kWh (1(cent)in January and 3(cent)in June)
surcharge effective in 2001.  The increase was partially offset by:  a decrease in retail sales volume primarily attributable to conservation efforts; a decrease in revenue arising from the credits given to direct access customers in 2002; a decrease in revenue related to penalties customers incurred for not complying with their interruptible contracts; and a decrease in revenue related to electric power provided to SCE's customers by the
California Department of Water Resources (CDWR).  Amounts SCE bills to and collects from its customers for electric power purchased and sold by the CDWR to SCE's customers (beginning January 17, 2001) are being remitted to the CDWR and are not recognized as revenue by SCE.  These amounts were $341 million and $257 million, respectively, for the three months ended March 31, 2002, and 2001.

With respect to the decrease in revenue in 2002 arising from the credits given to direct access customers, from
1998 through mid-September 2001, SCE's customers were able to choose to purchase power directly from an energy service provider other than SCE (thus becoming direct access customers) or continue to have SCE purchase power on their behalf.  Most direct access customers continued to be billed by SCE, but were given a credit for the generation costs SCE saved by not serving them.  Electric utility revenue is reported net of this credit.
Following previous CPUC action that restricted direct access, on March 21, 2002, the CPUC issued a final decision affirming that new direct access arrangements entered into by SCE's customers after September 20, 2001, are invalid.

More than 94% of electric utility revenue was from retail sales.  Retail rates are regulated by the CPUC and wholesale rates are regulated by the Federal Energy Regulatory Commission (FERC).

Nonutility power generation revenue increased in 2002.  The 2002 increase was primarily due to increases at EME related to consolidation of Contact Energy effective June 1, 2001, as a result of increasing ownership to majority control (51%).  This increase was partially offset by decreases at EME due to lower energy prices and an unplanned outage at its Homer City plant, lower income from its investment in cogeneration projects and lower income from its oil and gas activities.  EME's First Hydro plant and Iberian Hy-Power plant are expected to provide for higher nonutility power generation revenue during the winter months.

Electric power at EME's Illinois plants is sold under agreements with Exelon Generation Company (ExGen).  EME's revenue related to these agreements was $161 million and $165 million, respectively, for the three months ended
March 31, 2002, and 2001, representing 26% and 28%, respectively, of nonutility power generation revenue.  See further discussion of the ExGen power purchase agreements in Market Risk Exposures.

Financial services and other revenue decreased in 2002, primarily from Edison Capital's contractual run-off of its existing lease portfolio in 2002 and asset sales in 2001, termination of a major contract at a nonutility subsidiary providing operation and maintenance services and another subsidiary's sale of nonutility real estate.

Operating Expenses

Fuel expense increased in 2002.  The increase in 2002 was a result of EME's consolidation of Contact Energy due to increasing ownership to majority control and higher fuel costs at the First Hydro project, partially offset by a decrease from the outage at EME's Homer City plant and lower fuel costs at its Illinois plants.  Also, there was an increase at SCE due to the 2001 outage at San Onofre Unit 3 that resulted from a February 2001 fire.  The unit returned to service in June 2001.

Purchased-power expense decreased significantly in 2002.  The decrease resulted primarily from lower expenses related to qualifying facilities (QFs), bilateral contracts and interutility contracts, as well as the absence of
California Power Exchange (PX)/Independent System Operator (ISO) purchased-power expense after mid-January 2001.
See Purchased Power table in Note 2 to the Consolidated Financial Statements in this quarterly report.

Prior to April 1998, federal law and CPUC orders required SCE to enter into contracts to purchase power from QFs at CPUC-mandated prices.  These contracts expire on various dates through 2025.  In 2002, purchased-power expenses declined significantly, primarily due to lower payments to QFs.  Generally, contract energy payments for
QFs have been tied to spot natural gas prices.  During the first quarter of 2002, spot natural gas prices were dramatically lower than the same period in 2001.  The decrease in purchased-power expense related to bilateral contracts and interutility contracts was also due to the decrease in natural gas prices.

SCE has contracts with certain QFs in which EME has 49% - 50% ownership interests.  The terms and pricing of these contracts are approved by the CPUC.  SCE's power purchases from these facilities were $82 million for the three months ended March 31, 2002, and $160 million for the same period in 2001.

PX/ISO purchased-power expense increased significantly between May 2000 and mid-January 2001, due to a number of factors, including increased demand for electricity in California, dramatic price increases for natural gas (a key input of electricity production), and problems in the structure and conduct of the PX and ISO markets.  In
December 2000, the FERC eliminated the requirement that SCE buy and sell all power through the PX and ISO.  Due to SCE's noncompliance with the PX's tariff requirement for posting collateral for all transactions as a result of the downgrades in its credit rating, the PX suspended SCE's market trading privileges effective mid-January
2001.

Provisions for regulatory adjustment clauses increased in 2002 compared to 2001.  The 2002 increase was mainly due to overcollections related to the difference between SCE's revenue from retail electric rates (including surcharges) and the costs that SCE is authorized by the CPUC to recover in retail electric rates.  These overcollections were used to reduce the balance in the PROACT balancing account.  The 2002 increase also reflects an overcollection resulting from the CDWR revenue requirement decision in first quarter 2002 and an overcollection resulting from an increase in the market valuation of SCE's gas call options.

Depreciation, decommissioning and amortization expense increased in 2002, mainly due to an increase in depreciation expense associated with distribution assets, as well as an increase related to decommissioning expense.  A 1994 CPUC decision allowed SCE to accelerate the recovery of its nuclear-related assets while deferring the recovery of its distribution-related assets for the same amount.  Beginning in January 2002, SCE reactivated the deferred distribution asset recovery according to this same CPUC decision.  Decommissioning expense was higher in 2002, primarily as a result of higher earnings on trust funds.  Under CPUC ratemaking, decommissioning trust fund earnings are offset by decommissioning expense.

Other Income and Deductions

Interest and dividend income increased in 2002.  The increase in 2002 was mainly due to the interest earned on
SCE's PROACT balance, as well as a higher average cash balance at SCE during first quarter 2002.  These increases were partially offset by a lower cash balance at Edison Capital.

Interest expense - net of amounts capitalized decreased in 2002, mainly due to higher short-term debt balances in first quarter 2001, as well as higher balancing account overcollections in first quarter 2001.

Other nonoperating deductions increased in 2002, primarily due to lower accruals at SCE for regulatory matters in first quarter 2001.  The increase in 2002 was also the result of EME's minority interest expense arising from the consolidation of Contact Energy effective June 1, 2001, as a result of increasing ownership to majority control.

Income Taxes

Income tax expense increased in 2002, primarily due to the income tax benefit SCE recorded in first quarter 2001 related to its power procurement cost undercollection.

Earnings (Loss) from Discontinued Operations

Edison International recorded earnings from discontinued operations of $12 million for first quarter 2001.  EME recorded earnings from discontinued operations of $19 million at the Ferrybridge and Fiddler's Ferry coal stations located in the U.K., which were sold later in 2001.  Edison Enterprises (a nonutility subsidiary of
Edison International that formerly provided retail services) recorded a loss from discontinued operations of
$7 million; a majority of its assets were sold in 2001.

FINANCIAL CONDITION

The liquidity of Edison International is affected primarily by debt maturities, access to capital markets, dividend payments, capital expenditures, asset purchases and sales, investments in partnerships and unconsolidated subsidiaries, credit ratings, utility regulation affecting SCE's ability to recover power purchase and other costs in retail rates, and energy market conditions.  Capital resources primarily consist of cash from operations, asset sales and external financings.

In March 2002, SCE closed a $1.6 billion financing which included a $300 million secured credit line, as well as
$1.3 billion in secured term loans.

At March 31, 2002, Edison International's subsidiaries had $694 million of borrowing capacity available under lines of credit totaling $1.1 billion. SCE has drawn on its entire $300 million line of credit.  EME had total lines of credit of $750 million, with $694 million available to finance general cash requirements.  These lines of credit have various expiration dates and, when available, could be drawn down at bank index rates.  Edison
Capital was fully drawn on its $90 million bank facility; and in April 2002, Edison Capital terminated its bank facility after paying it off in full.

The parent company's short-term and long-term debt has been used for general corporate purposes, including investments in its subsidiaries' business activities.  EME's short-term and long-term debt was used to finance acquisitions and development, and is currently used for general corporate purposes.  Edison Capital's short-term and long-term debt is used for general corporate purposes, as well as investments.  SCE's short-term debt is used to finance balancing account undercollections, fuel inventories and general cash requirements, including purchased-power payments.  Long-term debt is used mainly to finance capital expenditures.  External financings are influenced by market conditions and other factors.

California law prohibits SCE from incurring or guaranteeing debt for its nonutility affiliates.  Additionally, the CPUC regulates SCE's capital structure, which limits the dividends it may pay Edison International by precluding any dividends that would reduce SCE's equity component of its capital structure below authorized levels.  SCE's settlement agreement with the CPUC also places restrictions on SCE's ability to declare or pay dividends on its common stock until the earlier of the date SCE's PROACT balance is fully recovered or
January 1, 2005.  During 2004, SCE may seek CPUC consent, which may not be unreasonably withheld, to resume dividend payments if the PROACT balance has not been fully recovered by year-end 2003.  See additional discussion below in CPUC Litigation Settlement Agreement.

A summary of current liquidity issues is included below.  A detailed discussion of liquidity issues is included in the Financial Condition (pages 11 through 15) disclosure in the year-end 2001 MD&A.

SCE's Liquidity Issues

Sustained high wholesale energy prices from May 2000 through June 2001 and a freeze on retail rates resulted in significant undercollections of wholesale power costs.  These undercollections, coupled with SCE's anticipated near-term capital requirements and the adverse reaction of the credit markets to continued regulatory uncertainty regarding SCE's ability to recover its current and future power procurement costs, materially and adversely affected SCE's liquidity throughout 2001.  As a result of its liquidity concerns, beginning in January 2001, SCE took steps to conserve cash. SCE suspended payments for purchased power, deferred payments on outstanding debt, and did not declare or pay dividends on any of its cumulative preferred stock or common stock.

In January 2002, the CPUC adopted a resolution implementing a settlement agreement with SCE. Based on the rights to power procurement cost recovery and revenue established by the agreement and the PROACT resolution, SCE repaid its undisputed past-due obligations and near-term debt maturities in March 2002, using cash on hand resulting from rate increases approved by the CPUC in 2001, and the proceeds of $1.6 billion in senior secured credit facilities and the remarketing of $196 million in pollution-control bonds.

SCE expects to meet its continuing obligations in 2002 from remaining cash on hand and future operating cash flows.  Material factors affecting the timing of recovery of the PROACT balance are discussed below in PROACT
Regulatory Asset.  SCE's liquidity after 2002 may be affected by the outcome of the Generation Procurement
Proceeding (discussed below).

EME's Liquidity Issues

At March 31, 2002, EME had corporate cash and cash equivalents of $45 million and had borrowing capacity of $694 million under its $750 million corporate credit facility.  EME plans to utilize its corporate credit facility to fund corporate expenses (including interest) during 2002, as necessary, depending on the timing and amount of distributions from its subsidiaries. EME's first quarter 2002 cash flow includes approximately $206 million in distributions from its investments in partnerships that received payment of past-due accounts receivable from SCE in March 2002.  In 2002, EME expects to receive tax-allocation payments equal to its outstanding receivable from
Edison International ($224 million).  In addition, EME expects to extend the one-year component under its corporate facility or enter into a similar facility with other financial institutions by September 2002.

EME's corporate facilities include financial covenants relating to two primary leverage ratios:  a recourse debt to recourse capital ratio and an interest coverage ratio.  At March 31, 2002, EME met these financial covenants.
Compliance with these covenants is subject to future financial performance of EME, including items that are beyond EME's control.  See EME Issues section (pages 20 through 23) of the Market Risk Exposures disclosure in the year-end 2001 MD&A.

EME's certificate of incorporation and bylaws include provisions, which among other items, require consent of an independent EME director to declare or pay dividends unless EME has an investment- grade credit rating and receives rating agency confirmation that the dividend will not result in a downgrade, or such dividends do not exceed $32.5 million in any quarter and EME meets an interest coverage ratio of 2.2 to 1.0 for the immediately preceding four quarters.  EME's interest coverage ratio was 1.74 to 1.0 for the twelve months ended March 31,
2002.  EME did not pay or declare a dividend during the first quarter of 2002.

Certain rating agencies have indicated they are reviewing the criteria for assessing credit risk for merchant energy companies.  Although EME cannot predict whether this criteria will have an adverse impact on its credit ratings, a downgrade of EME's credit ratings below investment grade could require EME to, among other things, provide additional collateral in the form of letters of credit or cash for the benefit of the counterparties to
EME's trading activities, and to support its $45 million equity contribution obligation in the CBK project in the
Philippines and could limit the ability of the Illinois plants to use excess cash flow to make distributions.  In addition, a below-investment-grade credit rating could:  increase EME's cost of capital; increase its credit support obligations; affect the ability to raise additional capital; adversely affect its trading operations;
have an adverse impact on its subsidiaries; and affect its ability to pay dividends to Mission Energy Holding, which would adversely affect Mission Energy Holding's ability to pay dividends and, if extended beyond July 15,
2003, would adversely affect Mission Energy Holding's ability to meet its debt obligations.

The ability of EME's subsidiary to make interest payments on the bond financing of the First Hydro plant is dependent on revenue generated by First Hydro, which depends on market conditions for the sale of energy and ancillary services.  These market conditions are beyond EME's control.  The financial covenants included in the
First Hydro bonds require EME's subsidiary to maintain a minimum interest coverage ratio for each trailing twelve-month period as of June 30 and December 31 of each year.  EME's subsidiary was in compliance with this ratio for the twelve months ended December 31, 2001, but could be below the threshold set forth in its bond financing documents for the period ended June 30, 2002, although it is anticipated that current project revenue will enable the July 31, 2002, interest payment to be made.  EME believes that should market and trading conditions experienced thus far in 2002 be sustained for the balance of the year, First Hydro's interest coverage ratio will be above the required threshold when measured for the twelve-month period ended December 31, 2002.
There is no assurance that these requirements will be met and, if not met, will be waived by the holders of First
Hydro's bonds. The bond financing documents stipulate that a breach of a financial covenant constitutes an event of default and, if not waived or cured, the holders of the First Hydro bonds are entitled to enforce their security over First Hydro's assets, including its power plants.  See additional discussion in Market Risk
Exposures.

Edison Capital's Liquidity Issues

As of March 31, 2002, Edison Capital was fully drawn on its $90 million bank facility.  On April 16, 2002, Edison
Capital paid the remaining balance and terminated the agreement.  At this time, Edison Capital has not determined when a new facility will be established.

Edison Capital receives cash payments from Edison International for federal and state benefits and incentives flowing from Edison Capital's investments that are utilized on the Edison International consolidated tax return.
Historically, a significant portion of Edison Capital's liquidity is derived from the receipt of these tax-allocation payments.  In 2001, none of the benefits and incentives generated by Edison Capital was utilized on the Edison International consolidated tax return and therefore Edison Capital did not receive any payments during the year.  This year, Edison Capital received $105 million in tax-allocation payments through April.

As of March 31, 2002, Edison Capital had cash on hand of $40 million and current liabilities of approximately
$180 million.  Edison Capital expects to meet its operating cash needs through tax- allocation payments from the parent company during the remainder of 2002 and expected cash flow from operating activities.

Edison International's Liquidity Issues

The parent company's liquidity and its ability to pay dividends are dependent upon dividends from subsidiaries and various cash flows related to income taxes.  SCE's ability to pay dividends on its common stock is restricted as described above in Financial Condition.  Currently, Mission Energy Holding is permitted to pay dividends under the terms of its outstanding debt (a) in amounts sufficient to permit Edison International to make required interest payments on its outstanding 6-7/8% notes due 2004, (b) to pay parent company corporate overhead in amounts consistent with historically expended amounts

and (c) for other Edison International working capital and general corporate purposes in an amount not to exceed
$50 million.  After July 15, 2003, Mission Energy Holding may not pay dividends unless it has an interest coverage ratio of 2.0 to 1.0.  Mission Energy Holding did not pay dividends in the first quarter of 2002.
Mission Energy Holding's ability to pay dividends is dependent on EME's ability to pay dividends to Mission
Energy Holding.  EME has certain dividend restrictions as discussed above.  EME did not pay or declare a dividend during the first quarter of 2002.

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

In March 2002, the parent company received income tax related cash inflows, primarily due to an Internal Revenue
Service refund resulting from a March 2002 change in federal tax law and, as a result, paid in full a $250 million note due to SCE.  At March 31, 2002, the parent company had $60 million of cash on hand.

Edison International does not expect to pay dividends to common shareholders at least until SCE recovers the
PROACT balance.  Material factors affecting the timing of recovery of the PROACT balance are discussed below in
PROACT Regulatory Asset.

Cash Flows from Operating Activities

Net cash provided (used) by operating activities:

                                                                         Three Months Ended
                                                                              March 31,
----------------------------------------------------------------------------------------------------------

         In millions                                                 2002                    2001
----------------------------------------------------------------------------------------------------------

         Continuing operations                                   $   (963)               $    865
         Discontinued operations                                       (8)                     29
----------------------------------------------------------------------------------------------------------

                                                                 $   (971)               $    894
----------------------------------------------------------------------------------------------------------

Cash used by operating activities from continuing operations in first quarter 2002 was primarily due to SCE's
March 2002 repayment of past-due obligations, partially offset by the reduction in the PROACT balancing account during the first three months of 2002.  Cash provided by operating activities from continuing operations in first quarter 2001 was primarily affected by SCE suspending payments for purchased power and other obligations beginning in January 2001, partially offset by lower operating cash flow from EME from timing of cash receipts and payables related to working capital items.  Cash provided (used) by operating activities also reflects the
CPUC-approved surcharges (1(cent)per kWh in January and 3(cent) per kWh in June) that were billed in 2001.

Cash Flows from Financing Activities

Net cash provided (used) by financing activities:

                                                                         Three Months Ended
                                                                              March 31,
----------------------------------------------------------------------------------------------------------

         In millions                                                 2002                    2001
----------------------------------------------------------------------------------------------------------

         Continuing operations                                   $   (974)               $    593
         Discontinued operations                                       --                    (301)
----------------------------------------------------------------------------------------------------------

                                                                 $   (974)               $    292
----------------------------------------------------------------------------------------------------------

Cash used by financing activities in first quarter 2002 was primarily due to SCE's March 2002 repayment of $1.65 billion of credit facilities and $531 million of matured commercial paper.  Cash provided by financing activities in first quarter 2001 was primarily due to SCE borrowing additional amounts to finance general cash requirements and additional issuances under EME's corporate credit facilities, partially offset by SCE's January 2001 repurchase of $420 million of pollution-control bonds.

Cash used by financing activities from discontinued operations in 2001 was primarily related to the early repayment of the term loan facility related to the Ferrybridge and Fiddler's Ferry power plants.

Cash Flows from Investing Activities

Net cash provided (used) by investing activities:

                                                                         Three Months Ended
                                                                              March 31,
----------------------------------------------------------------------------------------------------------

         In millions                                                 2002                    2001
----------------------------------------------------------------------------------------------------------

         Continuing operations                                   $   (234)               $    157
         Discontinued operations                                       --                     (11)
----------------------------------------------------------------------------------------------------------

                                                                 $   (234)               $    168
----------------------------------------------------------------------------------------------------------

Cash flows from investing activities are affected by additions to property and plant, sales of assets, and funding of nuclear decommissioning trusts.

COMMITMENTS

Edison International's long-term debt maturities and sinking fund requirements for the five twelve month periods following March 31, 2002, are:  2003 - $1.7 billion; 2004 - $2.6 billion; 2005 - $2.3 billion; 2006 - $690 million; and 2007 - $713 million.  These amounts have been updated to reflect the $1.6 billion in debt SCE issued on March 1, 2002.

There have been no other material changes to the Projected Commitments (page 19) disclosure in the year-end 2001
MD&A.

MARKET RISK EXPOSURES

Edison International's primary market risk exposures include commodity price risk, interest rate risk and foreign currency exchange risk that could adversely affect results of operations or financial position.  Commodity price risk arises from fluctuations in the market price of an energy commodity, such as electricity, natural gas, oil or coal.  Interest rate risk arises from fluctuations in interest rates and foreign currency exchange risk arises from fluctuations in exchange rates.  Edison International's risk management policy allows the use of derivative financial instruments to manage its financial exposures, but prohibits the use of these instruments for speculative or trading purposes, except at EME's trading operations unit.

Electric power generated at EME's Illinois plants is sold under three power purchase agreements with ExGen.  The agreements, which began in December 1999, and have a term of up to five years, provide for capacity and energy payments.  ExGen will be obligated to make a capacity payment for the units under contract and an energy payment for the electricity produced by these units and taken by ExGen.  The capacity payments provide the Illinois plants revenue for fixed charges, and the energy payments compensate the Illinois plants for variable costs of production.  Virtually all of the energy and capacity sales in the first quarter of 2002 from the Illinois plants were made to ExGen under the power purchase agreements, and is expected to continue to be sold to ExGen during the remainder of 2002.  In each of 2003 and 2004, ExGen is committed to purchase 1,696 MW of capacity from specific coal units, but has the option to terminate all or any remaining coal units and all of the natural gas and oil-fired units with prior notice as specified under each agreement.  The energy and capacity from any units that do not remain

subject to one of the power purchase agreements with ExGen will be sold under terms, including price and quantity, to be negotiated with customers or into the so-called spot market.  Thus, to the extent that ExGen does not purchase EME's power for 2003 or 2004, EME will be subject to market risks related to the price of energy and capacity.  Due to the volatility of market prices for energy and capacity during the past several years, EME cannot predict whether or not ExGen will elect to terminate any of the units currently subject to the power purchase agreements for which termination is permitted and, if they do, whether sales of energy and capacity to other customers and the market will be at prices sufficient to generate cash flow necessary to meet the obligations of EME's subsidiary.  As of March 31, 2002, EME had not entered into forward energy sales contracts for the Illinois plants other than those with ExGen.

Since 1989, EME's projects in the U.K. sold their electric energy and capacity through a centralized electricity pool, which establishes a half-hourly clearing price, or pool price, for electric energy.  On March 27, 2001, this system was replaced with a bilateral physical trading system, referred to as the new electricity trading arrangements.  In connection with the new electricity trading arrangements, the First Hydro plant entered into forward contracts with varying terms that expire on various dates through October 2003.  In addition, two long-term contracts with a three-year termination provision entered into in March 1999 by the First Hydro plant to buy and sell electricity were amended as forward contracts.

The new electricity trading arrangements provide for, among other things, the establishment of a range of voluntary short-term power exchanges and brokered markets operating from a year or more in advance to 3-1/2 hours before a trading period of 1/2 hour; a balancing mechanism to enable the system operator to balance generation and demand and resolve any transmission constraints; a mandatory settlement process for recovering imbalances between contracted and metered volumes with strong incentives for being in balance; and a balancing and settlement code panel to oversee governance of the balancing mechanism.  Physical bilateral contracts have replaced the prior financial contracts for differences, but have a similar commercial function.  A key feature of the new arrangements is to require firm physical delivery; violators pay for any energy imbalance at highly volatile imbalance prices calculated by the market operator.  A consequence of this has been to increase greatly the motivation of parties to contract in advance and develop forwards and futures markets of greater liquidity than at present.  In addition, another consequence of the market change is that counterparties may start requiring additional credit support, including parent company guarantees or letters of credit.

The legislation introducing the new trading arrangements sets a principal objective for the Gas and Electric
Market Authority to "protect the interests of consumers...where appropriate by promoting competition...."  This objective represents a shift in emphasis toward consumer interest.  However, this is qualified by the recognition that license holders should be able to finance their activities.  The Utilities Act of 2000 also contains new powers for the Secretary of State to issue guidance to the Gas and Electric Market Authority on social and environmental matters, changes to the procedures for modifying licenses, and a new power for the Gas and Electric
Market Authority to impose financial penalties on companies for breach of license conditions.  EME is monitoring the operation of these new provisions.

During 2001, EME's operating income from the First Hydro plant decreased $106 million from the prior year primarily due to lower energy and capacity prices resulting from the new electricity trading arrangements.  In addition, First Hydro's operating results have been adversely affected by lower volatility of energy prices during daytime periods when First Hydro is particularly well positioned to provide power.

Additional information about Edison International's market risk exposures is included in the Market Risk
Exposures (pages 19 through 24) disclosure of the year-end 2001 MD&A.

ACQUISITIONS AND DISPOSITIONS

During the first quarter of 2002, EME completed the sales of its 50% interests in the Commonwealth Atlantic and
James River projects and its 30% interest in the Harbor project. Proceeds received from the sales were
$44 million.  During the second half of 2001, EME recorded asset impairment charges of approximately $33 million related to these projects based on the expected sales proceeds. No gain or loss on the sales was recorded during the first quarter of 2002.

EME is currently offering for sale its interests in the Brooklyn Navy Yard, EcoElectrica and Gordonsville
projects.  A number of independent power producers have announced their intent to sell assets that, together with general market conditions affecting independent power producers during the past year, have adversely affected the market value of power plants.  EME has not made a decision to sell these projects.

There have been no other material changes in the Acquisitions and Dispositions (pages 29 and 30) disclosure in the year-end 2001 MD&A.

SCE'S REGULATORY MATTERS

Generation and Power Procurement

CPUC Litigation Settlement Agreement
------------------------------------

In October 2001, SCE and the CPUC entered into a settlement of SCE's lawsuit against the CPUC which sought a ruling that SCE is entitled to full recovery of its past electricity procurement costs.  A consumer advocacy group and other parties are pursuing an appeal to the federal court of appeals seeking to overturn the stipulated judgment of the district court that approved the settlement agreement.  On March 4, 2002, the court of appeals heard argument on the appeal and the matter is now under submission.  A decision could be issued at any time.
SCE cannot predict the outcome of the appeal or the impact that any outcome would have upon the stipulated judgment.  Possible outcomes could include affirmance, a return to the district court, a referral of a controlling state law question to the California Supreme Court, or reversal of the stipulated judgment.  SCE cannot predict whether or how a ruling on the stipulated judgment could also affect the settlement agreement.

Under the settlement agreement, SCE cannot pay dividends or other distributions on its common stock (all of which is held by its parent) prior to the earlier of the date on which SCE has recovered all of its procurement-related obligations or January 1, 2005.  However, if SCE has not recovered all of its procurement-related obligations by
December 31, 2003, SCE may apply to the CPUC for consent to resume common stock dividends, and the CPUC will not unreasonably withhold its consent.  Other provisions of the settlement agreement are described in the CPUC
Litigation Settlement Agreement (pages 31 and 32) disclosure in the year-end 2001 MD&A.

PROACT Regulatory Asset
-----------------------

In accordance with the settlement agreement and an implementing resolution adopted by the CPUC, SCE established a regulatory balancing account called the PROACT with an initial balance of $3.6 billion reflecting the net amount of past procurement-related liabilities to be recovered by SCE.  Each month, SCE applies to the PROACT the difference between SCE's revenue from retail electric rates (including surcharges) and the costs that SCE is authorized by the CPUC to recover in retail electric rates.  The balance in the PROACT was $2.6 billion at
December 31, 2001, and $2.1 billion at March 31, 2002.  After giving effect to the URG decision described below,
SCE estimates that the remaining PROACT balance as of April 30, 2002, was approximately $2.0 billion.  SCE currently projects that it will recover the remaining balance of the procurement-related obligations in the
PROACT by late 2003.  Material factors that would change SCE's estimate of the timing of PROACT recovery are:

o        level of output of SCE's generating plants and amount of contract power deliveries;

o        authorized revenue changes for distribution, transmission, generation and power procurement-related costs;

o        level of retail sales;

o        level of direct access;

o        direct access customers' contribution to recovery of SCE's PROACT-related costs and to the CDWR's costs; and

o        potential energy supplier refunds.

The following is an update on various regulatory proceedings impacting the timing of PROACT recovery:

Direct Access - Historical Procurement Charge.  From 1998 through mid-September 2001, SCE's customers were able to choose to purchase power directly from an energy service provider other than SCE (thus becoming direct access customers) or continue to purchase power from SCE.  Direct access customers receive a credit for the generation costs SCE saves by not serving them.  Electric utility revenue is reported net of this credit.  Because of this credit, direct access power purchases resulted in additional undercollected power procurement costs to SCE during
2000 and 2001.  Following previous CPUC action that restricted direct access, on March 21, 2002, the CPUC issued a final decision affirming that new direct access arrangements entered into by SCE's customers after September
20, 2001, are invalid.  On January 8, 2002, SCE filed a proposal with the CPUC to establish a historical procurement charge to direct access customers to pay a fair share of the past power procurement costs.  Hearings were held in late January 2002, and SCE is awaiting a CPUC decision on the proposal.  If the CPUC does not impose the historical procurement charge or a similar charge on direct access customers, it would reduce SCE's total revenue by approximately $275 million per year and could extend the currently projected time required for SCE to recover the PROACT balance.

Direct Access - Exit Fees.  The CPUC allocated the costs of power purchases by the CDWR among customers of SCE and the other California utilities on behalf of whose customers the CDWR is purchasing power.  The CPUC deferred a decision on the responsibility of direct access customers to pay a portion of the CDWR's costs.  On May 20,
2002, parties will submit proposals to the CPUC regarding the appropriate charges to these customers and methods of assessing the charges.  If assessed, these charges could increase SCE's total revenue by as much as $235 million in 2003 (based on analysis done by the CDWR) and could shorten the currently projected time required to recover the PROACT balance.  SCE anticipates a decision from the CPUC on this matter during the fourth quarter of
2002.

CDWR Power Purchases
--------------------

As reported in the year-end 2001 MD&A, the CPUC issued a decision on February 21, 2002, implementing a revenue requirement to enable the CDWR to recover its costs of purchasing power on behalf of utility customers for the period January 17, 2001, through December 31, 2002.  This CPUC decision is incorporated into SCE's current projection of the timing of PROACT recovery.  On February 28, 2002, SCE and the CDWR executed an agreement that provided for SCE to pay the CDWR for previously delivered imbalance energy (plus interest) in three installments
($100 million on April 1, 2002; $150 million on June 3, 2002; and the balance on July 1, 2002).  In a decision dated March 21, 2002, the CPUC accepted the February 28 agreement between SCE and the CDWR as fully resolving the charges in dispute.

On June 1, 2002, the CDWR is expected to file with the CPUC an updated revenue requirement for calendar year
2003.  SCE is unable to predict what effect, if any, the update will have on PROACT recovery.

Utility-Retained Generation (URG) Decision
------------------------------------------

On April 4, 2002, the CPUC issued a decision to return generation assets retained by SCE (utility-retained generation) to cost-of-service ratemaking through the end of 2002.  Ratemaking for SCE's utility-retained generation after 2002 will be determined through the 2003 general rate case (GRC) proceeding described below.
The URG decision:

o        Allows recovery of incurred costs for all URG components other than San Onofre Units 2 and 3, subject to reasonableness review by the CPUC;

o        Retains the incremental cost incentive pricing mechanism (ICIP) for San Onofre Units 2 and 3 through
         2003;

o        Establishes a depreciation schedule for SCE's nuclear plants that reflects their remaining useful lives
         (which SCE projects to be 2012 for San Onofre Units 2 and 3 and 2025 for Palo Verde Nuclear Generating
         Station), using unamortized balances as of January 1, 2001, as a starting point;

o        Establishes balancing accounts for the costs of utility generation, purchased power, and ancillary services from the ISO; and

o        Continues the use of SCE's last CPUC-authorized return on common equity of 11.6% for SCE's URG rate base other than San Onofre Units 2 and 3, and keeps in place the 7.37% return on rate base for San Onofre
         Units 2 and 3 under the ICIP.

Based on this decision, during the second quarter of 2002, SCE will resume applying accounting principles for rate-regulated enterprises for its generation assets.  As a result, SCE expects to reestablish for financial reporting purposes its unamortized nuclear plant and regulatory assets related to purchased-power settlements and flow-through taxes, adjust the PROACT regulatory asset balance, and record a corresponding credit to earnings of approximately $500 million after tax.  Implementation of the URG decision, together with the PROACT mechanism, will allow SCE to reestablish substantially all of the regulatory assets previously written off to earnings.

Generation Procurement Proceeding
---------------------------------

In October 2001, the CPUC issued an order instituting rulemaking to establish policies and cost recovery mechanisms for procurement of power.  The order directed SCE and the other major California electric utilities to provide recommendations for establishing these policies and mechanisms to enable the utilities to resume power procurement by January 1, 2003.  In comments filed with the CPUC on November 26, 2001, SCE proposed that a final decision be issued in October 2002 adopting utility-specific procurement plans.  An assigned commissioner's ruling on April 2, 2002, stated that the proceeding initially will focus on developing an interim rather than permanent cost recovery mechanism, suggested that SCE might be directed to resume procuring all needed power itself in advance of January 1, 2003, and did not provide for SCE to regain an investment-grade credit rating before resuming power procurement.  As directed by the ruling, SCE filed a legal brief on April 12, 2002, describing actions that must be undertaken by the CPUC for SCE to resume procuring all power needed to serve its customers.  On May 1, 2002, SCE filed testimony with the CPUC that included comprehensive procurement plans for
2003. SCE stated that, to ensure the success of a procurement framework, the CPUC must:  (a) determine that SCE may procure power for more than one year, (b) allow SCE to return to an investment-grade credit rating before it begins procurement, and do nothing to impair that credit rating, (c) decide that no procurement plan will begin until SCE is fully ready and an appropriate framework is in place, (d) resolve the issue of direct access, including return to and departure from the utility and exit fees, so that SCE can reliably predict its net short amount of additional power needed, and (e) take additional actions to adopt appropriate methodologies and procedures for power procurement. If SCE were required to resume power procurement before it has an investment-grade credit rating, the cash requirements could impair SCE's liquidity.  SCE is unable to predict what effect, if any, this rulemaking will have on the currently projected timing of PROACT recovery.

Transmission and Distribution

Performance-Based Ratemaking (PBR)
----------------------------------

SCE's revenue related to distribution operations is determined through a PBR mechanism.  The distribution PBR mechanism was to have ended in December 2001, but in June 2001 the CPUC extended the mechanism until SCE's next GRC, which is expected to be effective in 2003.  On April 22, 2002, the CPUC issued a decision that modifies the PBR mechanism in the following significant respects:

o        SCE's current PBR distribution rate mechanism is converted to a revenue requirement mechanism to prevent material revenue under or overcollections resulting from changes in retail rates.  A balancing account will be established to record any under or overcollections.  This is retroactively effective as of
         June 14, 2001.

o        A methodology is adopted for setting SCE's distribution revenue requirement for June 14 to December 31,
         2001, calendar year 2002, and calendar year 2003 until replaced by the GRC.  The methodology
         (a) establishes 2000 as the base year, (b) annually adjusts SCE's distribution revenue requirement by the change in the Consumer Price Index minus a productivity factor of 1.6%, and (c) annually increases SCE's distribution requirement to account for additional costs of expanding the distribution network to connect new customers (an allowance of about $650 per customer).

o        The performance benchmarks for worker safety, customer satisfaction, and outage frequency are updated beginning in 2002 to reflect improvements in SCE's performance.  These changes will reduce rewards SCE would earn compared to the previous standards.

As a result of this decision, SCE expects its earnings for 2002 to increase by approximately $100 million.
During the second quarter of 2002, SCE expects to record credits to earnings of approximately $26 million for revenue undercollections during the period June 14, 2001, through December 31, 2001, and $23 million for revenue undercollections during the first quarter of 2002.  SCE projects additional credits to earnings for revenue undercollections of approximately $51 million during the remaining nine months of 2002.  All of these amounts are on an after-tax basis.  This decision is incorporated into SCE's current projection of the timing of PROACT recovery.

CPUC GRC Proceeding
-------------------

In December 2001, SCE submitted a notice of intent to file its 2003 GRC with the CPUC, requesting an increase of approximately $500 million in revenue (compared to 2000 recorded revenue) for its distribution and generation operations.  On May 3, 2002, SCE filed its formal application for the 2003 GRC.  After taking into account the effects of the CPUC's April 22 PBR decision, SCE reduced the revenue increase requested in the application to
$286 million.  Hearings are expected to begin in July 2002, with a final decision expected in second quarter 2003.

Wholesale Electricity Markets

On July 25, 2001, the FERC issued an order that limits potential refunds from alleged overcharges by energy suppliers to the ISO and PX spot markets during the period from October 2, 2000, through June 20, 2001, and adopted a refund methodology based on daily spot market gas prices.  An administrative law judge conducted evidentiary hearings on this matter in March 2002 and further hearings are scheduled in August 2002.  SCE cannot predict the amount of any potential refunds.  Under the litigation settlement agreement with the CPUC, any refunds will be applied to reduce the balance in the PROACT.  SCE has not incorporated any potential refunds into its current projection of the timing of PROACT recovery.

OTHER MATTERS

Paiton Project

A wholly owned subsidiary of EME owns a 40% interest in Paiton Energy, which owns the Paiton project, a 1,230-MW coal-fired power plant in Indonesia.  Under the terms of a long-term power purchase agreement between Paiton
Energy and the state-owned electric utility company, the state-owned electric utility company is required to pay for capacity and fixed operating costs once each unit and the plant achieve commercial operation.

The state-owned electric utility company and Paiton Energy signed a binding term sheet on December 14, 2001, setting the commercial terms under which Paiton Energy is to be paid for capacity and energy charges, as well as a monthly restructuring settlement payment covering amounts owed by the state-owned electric utility company as well as settlement of other claims.  In addition, the binding term sheet extends the terms of the power purchase agreement from 2029 to 2040.  Paiton Energy and the state-owned electric utility company are continuing negotiations on an amendment to the power purchase agreement that will include the agreed commercial terms in the binding term sheet, with the aim of concluding those negotiations by June 30, 2002.  The binding term sheet serves as the basis under which the state-owned electric utility company will pay Paiton Energy beginning
January 1, 2002.  The binding term sheet will expire on June 30, 2002, unless extended by mutual agreement.  The state-owned electric utility company and Paiton Energy entered into agreements for 2001.  The state-owned electric utility company has made all payments to Paiton Energy as required under the agreements for 2001, and has paid the January and February invoices under the binding term sheet.  Paiton Energy is continuing to generate electricity to meet the power demand in the region and believes that the state-owned electric utility company will continue to agree to make payments for electricity under the binding term sheet while negotiations on the amendment to the power purchase agreement continue.  Although completion of negotiations may be delayed beyond
June 30, 2002, Paiton Energy continues to believe that negotiations on the long-term restructuring of the revenue schedule will be successful.

EME's investment in the Paiton project increased to $511 million at March 31, 2002, from $492 million at
December 31, 2001.  The increase in the investment resulted from EME's subsidiary recording its proportionate share of net income from Paiton Energy, as well as its proportionate share of other comprehensive income.  EME's investment in the Paiton project will increase or decrease from earnings or losses from Paiton Energy and decrease by cash distributions.  Assuming the Paiton project remains profitable, EME expects the investment account will increase during the next several years as earnings are expected to exceed cash distributions.

Under the binding term sheet, past due accounts receivable due under the original power purchase agreement will be compensated through a monthly restructuring settlement payment of $4 million for 30 years.  If the power purchase agreement amendment is not completed within reasonable time frames acceptable to Paiton Energy, the parties would be entitled to revert to the terms and conditions of the original power purchase agreement in order to pursue arbitration in the international courts.

Paiton Energy and the state-owned electric utility company are currently negotiating an amendment to the power purchase agreement, which will incorporate the terms and conditions of the binding term sheet.  The project lenders have approved entering into this agreement. Paiton Energy and its lenders have initiated negotiations on a restructuring of the senior debt, which takes into account the revised payment terms contained in the binding term sheet.  The outcome of these negotiations is uncertain at the present time.  However, EME believes that it will ultimately recover its investment in the project.

Environmental Protection

Edison International's projected environmental capital expenditures are $2.3 billion for the 2002-2006 period, mainly for undergrounding certain transmission and distribution lines at SCE and upgrading environmental controls at EME.  This amount has been increased from the amount projected at December 31, 2001, to reflect the results from SCE's annual environmental cost study for 2001 completed in April 2002.

There have been no other material changes to the Environmental Protection (pages 38 and 39) disclosure in the year-end 2001 MD&A.

NEW ACCOUNTING STANDARDS

Edison International is studying the impact of the new Asset Retirement Obligations standard to be implemented in
2003, and is unable to predict at this time the impact on its financial statements.

Edison International implemented the new Goodwill and Other Intangibles standard on January 1, 2002.  Edison
International expects to complete a benchmark assessment for goodwill by the required date of June 30, 2002.

For a more detailed description of these new standards, see the Accounting Changes (pages 41 and 42) disclosure in the year-end 2001 MD&A.

FORWARD-LOOKING INFORMATION

In the preceding MD&A and elsewhere in this quarterly report, the words estimates, expects, anticipates, believes, and other similar expressions are intended to identify forward-looking information that involves risks and uncertainties.  Actual results or outcomes could differ materially as a result of important factors that may be outside Edison International's control, including among other things:

o        the outcome of the pending appeals of the stipulated judgment approving SCE's settlement agreement with the CPUC, and the effects of other legal actions or ballot initiatives, if any, attempting to undermine the provisions of the settlement agreement or otherwise adversely affecting SCE;

o        changes in prices of wholesale electricity and natural gas or in operating costs, which could cause
         SCE's cost recovery to be less than anticipated and/or EME's revenue and earnings to be adversely affected;

o        the actions of securities rating agencies, including the determination of whether or when to make changes in SCE's credit ratings, the ability of Edison International, SCE and Edison Capital to regain, and EME to retain, investment-grade ratings, and the impact of current or lowered ratings and other financial market conditions on the ability of the respective companies to obtain needed financing on reasonable terms;

o        further actions by state and federal regulatory bodies setting rates, adopting or modifying cost recovery, accounting or rate-setting mechanisms and implementing the restructuring of the electric utility industry, as well as legislative or judicial actions affecting the same matters;

o        the effects of increased competition in energy-related businesses, including the market entrants and the effects of new technologies that may be developed in the future;

o        political and business risks of doing business in foreign countries, including uncertainties associated with currency exchange rates, currency repatriation, expropriation, political instability, privatization and other issues;

o        power plant construction and operation risks, including construction delays, equipment failures, and labor issues;

o        the operation of some of EME's power plants without long-term power purchase agreements, and other plants with agreements with a single customer, which may adversely affect EME's ability to sell the plants' output at profitable terms;

o        new or increased environmental liabilities; and

o        weather conditions, natural disasters, and other unforeseen events.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Edison International

                                              Shareholder Litigation

As previously reported in Part I, Item 3 of Edison International's 2001 Form 10-K, Edison International has been named as a defendant along with SCE in two lawsuits.  These lawsuits are described more fully under Southern
California Edison Company - Shareholder Litigation.

Edison Mission Energy

                                          Sunrise Regulatory Proceedings

Sunrise Power Company, in which Edison Mission Energy own a 50% interest, sells all of its output to the
California Department of Water Resources under a power purchase agreement entered into on June 25, 2001.  On
February 25, 2002, the California Public Utilities Commission and the California Electricity Oversight Board
filed complaints with the Federal Energy Regulatory Commission against all sellers of long-term contracts to the
California Department of Water Resources, including Sunrise Power Company.  The California Public Utilities
Commission complaint alleges that the contracts are "unjust and unreasonable" on price and other terms, and requests that the contracts be abrogated.  The California Electricity Oversight Board complaint makes a similar allegation and requests that the contracts be deemed voidable at the request of the California Department of
Water.  Sunrise filed a motion to dismiss with the Federal Energy Regulatory Commission requesting, among other things, a dismissal of both complaints and expedited treatment of its motion, and both the California Public
Utilities Commission and the California Electricity Oversight Board have filed responses to the motions of
Sunrise and other defendants.  On April 25, 2002, the Federal Energy Regulatory Commission denied Sunrise's motion to dismiss the complaints and set hearings on the contracts executed prior to June 19, 2001, but was silent as to what, if any, actions it intended to take with respect to contracts, including the Sunrise contract, executed after that date.  Sunrise intends to seek clarification from the Federal Energy Regulatory Commission regarding whether this matter remains at issue as to its contract.

On May 2, 2002, the United States Justice Foundation announced that it had filed a complaint in the Los Angeles
Superior Court against the California Department of Water Resources, all sellers of power under long-term energy contracts entered into in 2001, including Sunrise Power Company, and Vikram Budhraja, one of the consultants involved in the negotiation of energy contracts on behalf of the California Department of Water Resources.  The lawsuit asks the Superior Court to void all of the contracts entered into in 2001, as well as all of the contracts renegotiated in 2002, as a result of a purported conflict of interest by Mr. Budhraja.  Sunrise Power
Company has not yet been served with a copy of the complaint.

Southern California Edison Company

                                       San Onofre Personal Injury Litigation

As previously reported in Part I, Item 3 of Edison International's 2001 Form 10-K, SCE is actively involved in four lawsuits claiming personal injuries allegedly resulting from exposure to radiation at San Onofre.

On or about March 25, 2002, plaintiffs filed a petition for a writ of certiorari in the United States Supreme
Court in the matter brought against SCE on November 17, 1995, in which they seek review of the Ninth Circuit's
September 27, 2001, ruling affirming the District Court's judgment in favor of SCE and the other defendants in the action.  SCE has elected not to file an opposition to the petition, unless invited to do so by the Court.

                                              Shareholder Litigation

As previously reported in Part I, Item 3 of Edison International's 2001 Form 10-K, two purported class actions
(referred to as the Stubblefield Action and King Action) were filed in October 2000 and March 2001, and involved securities fraud claims arising from alleged improper accounting by Edison International and SCE for undercollections in SCE's Transition Revenue Account.

On March 8, 2002, the federal district court in Los Angeles, California issued an order dismissing the complaint with prejudice as to all defendants.  The plaintiffs initially filed a notice of appeal to the Ninth Circuit
Court of Appeals, but, on April 19, 2002, jointly filed with defendants a stipulation requesting the dismissal of the appeal with prejudice.  On April 26, 2002, the Ninth Circuit approved the parties' stipulation and ordered the appeal dismissed with prejudice.

                                         Qualifying Facilities Litigation

As previously reported in Part I, Item 3 of Edison International's 2001 Form 10-K, SCE has been involved in a number of legal actions brought by various QFs, alleging SCE's failure to timely pay for power deliveries made from November 1, 2000, through March 26, 2001 (the "Payment Suspension Period").  The QF plaintiffs have included gas-fired cogenerators and owners of solar, wind, geothermal and biomass projects, with the lawsuits, in aggregate, seeking payments of more than $833,000,000 for energy and capacity supplied to SCE under QF contracts, and in some cases additional damages.  Many of these QF lawsuits also have sought an order allowing the suppliers to stop providing power to SCE so that they may sell to other purchasers.  Plaintiffs in most of these cases have entered into settlement agreements providing for stays of litigation, payments to the QFs upon the occurrence of specified conditions, modifications in some cases to the contract prices going forward, releases and dismissals of the litigation upon payment by SCE.  On March 1, 2002, and with several exceptions related to unique disputes or other unique circumstances, including the status of regulatory approval, SCE paid the amounts due under the settlement agreements with these QFs, which triggered the releases and other provisions effectuating the settlements.

As a result of SCE's above-mentioned payments, and with certain exceptions described below, the lawsuits have either been dismissed or are in the process of being dismissed.

o        Inland Paperboard and Packaging, Inc.:  Inland Paperboard and Packaging, Inc. ("Inland"), which filed
         -------------------------------------
         suit in federal district court in Los Angeles in April 2001, has not entered into a settlement agreement with SCE.  In March 2002, notwithstanding that no settlement agreement had been executed, SCE paid
         Inland amounts (including interest) allegedly owed for Payment Suspension Period electricity deliveries by Inland to SCE.  Inland, however, has continued to maintain its lawsuit and seeks relief from the court permitting it to terminate its power purchase contract with SCE based upon SCE's late payment, plus damages allegedly arising from SCE's alleged interference with Inland's alleged efforts to sell power to third parties during the period when payment was suspended.  SCE disputes Inland's claims.  The parties have agreed to a voluntary mediation.  Trial is set for August 6, 2002.

o        Cabazon Power Partners:  Plaintiffs in the Cabazon Power Partners lawsuit, are owned in part by an
         ----------------------
         affiliate of Enron Corporation.  SCE has entered into settlement agreements with these projects, but has withheld payment of the settlement amounts due to its view that certain regulatory compliance issues applicable to Enron wind projects provides SCE a defense to making payment.  The Cabazon lawsuit has been stayed due to the parties' entry into the settlement agreements referenced above.  However, in view of SCE's withholding of the settlement amounts provided for under those agreements, plaintiffs in
         Cabazon have threatened to resume legal proceedings.

o        Watson Cogeneration Co., Midway-Sunset Cogeneration Company, U.S. Borax, Inc., NP Cogen, Inc., and Black
         ---------------------------------------------------------------------------------------------------------
         Hills Ontario, LLC:  Each of these QFs has been paid all, or substantially all, of the amounts owing
         ------------------
         under settlement agreements with SCE.  However, an application filed by SCE seeking CPUC approval of various aspects of the Watson Cogeneration Co., Midway-Sunset Cogeneration Company, U. S. Borax, Inc.,
         and Black Hills Ontario, LLC settlements remains pending.  Upon CPUC approval, SCE expects that these cases will all be dismissed as provided for in the settlement agreements.  The CPUC has approved NP
         Cogen, Inc.'s settlement with SCE.  The time for filing an application for rehearing of the CPUC's decision expired on May 4, 2002.  SCE has received no application for rehearing, but it has not yet been able to obtain firm confirmation from the CPUC that no timely rehearing application was filed.  Assuming that no rehearing application was filed, dismissal of the NP Cogen, Inc. lawsuit is expected.

o        Salton Sea Power Generation, LP, IMC Chemicals, Inc. and Luz Solar Partners, Ltd. III:  These QFs have
         -------------------------------------------------------------------------------------
         been paid amounts owing under their settlement agreements with SCE.  Nevertheless, the QFs have to date failed to dismiss their lawsuits.  In the Salton Sea and Luz matters, the QFs allege that SCE has wrongfully refused to dismiss cross-complaints or other claims by SCE against the QFs.  SCE contends that it is not required to dismiss these claims in their entireties and that the QFs are obligated to dismiss their claims against SCE in full.

                                  Power Exchange (PX) Performance Bond Litigation

As previously reported in Part I, Item 3 of Edison International's 2001 Form 10-K, on January 19, 2001, American
Home Assurance Company ("American Home") notified SCE that due to SCE's failure to comply with its payment obligations to the PX, the PX issued a demand to American Home on a $20,000,000 pool performance bond.  American
Home demanded payment from SCE by January 29, 2001, of $20,000,000 under an indemnity agreement between SCE and
American Home.  As required by the indemnity agreement, in February 2001, SCE deposited $20,200,000 in an account in trust to be available to satisfy any judgment, should there be one, against American Home as a result of SCE's alleged default.  On March 19, 2002, American Home initiated suit against SCE for breach of contract and declaratory relief, principally alleging that SCE's failure to obtain an exoneration of the bond from the PX in connection with SCE's payment of its indebtedness was a material breach of a collateral agreement executed by SCE and American Home.

On April 30, 2002, SCE filed its answer to American Home's lawsuit denying the material allegations of the complaint, and filed a cross-complaint against American Home, alleging causes of action for breach of contract, bad faith, reformation of contract, breach of fiduciary duty, and declaratory relief.  SCE seeks the return of its previously deposited $20,200,000.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         3.1      Restated Articles of Incorporation of Edison International dated May 7, 1998
                  (File No. 1-9936, Form 10-K for the year ended December 31, 1998)*

         3.2      Certificate of Determination of Series A Junior participating Cumulative Preferred Stock of
                  Edison International dated November 21, 1996 (Form 8-A dated November 21, 1996)*

         3.3      Amended Bylaws of Edison International as adopted by the Board of Directors on January 1, 2002
                  (File No. 1-9936, Form 10-K for year ended December 31, 2001)*

         10.1     Terms of 2002 stock option and performance share awards under the Equity Compensation Plan or the 2000 Equity Plan

         11       Computation of Primary and Fully Diluted Earnings per Share

(b)      Reports on Form 8-K:

         Date of Report                         Date Filed                      Item(s) Reported
         --------------                         ----------                      ----------------

         March 1, 2002                         March 1, 2002                          5

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

May 10, 2002

