Form 10-Q
period 2002-06-30
EDISON INTERNATIONAL
filed 2002-08-14
CIK 827052

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

       For the quarterly period ended                                June 30, 2002
                                      ----------------------------------------------------------------------------

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

                        Class                                             Outstanding at August 9, 2002
-------------------------------------------------------      --------------------------------------------------------
              Common Stock, no par value                                           325,811,206

===================================================================================================================

EDISON INTERNATIONAL

INDEX
                                                                                                   Page
                                                                                                    No.
                                                                                                  ------

Part I.Financial Information:

  Item 1.          Consolidated Financial Statements:

                   Consolidated Statements of Income (Loss) - Three and Six Months
                        Ended June 30, 2002, and 2001                                               1

                   Consolidated Statements of Comprehensive Income (Loss) -
                        Three and Six Months Ended June 30, 2002, and 2001                          1

                   Consolidated Balance Sheets - June 30, 2002,
                        and December 31, 2001                                                       2

                   Consolidated Statements of Cash Flows - Six Months
                        Ended June 30, 2002, and 2001                                               4

                   Notes to Consolidated Financial Statements                                       5

  Item 2.          Management's Discussion and Analysis of Results
                        of Operations and Financial Condition                                      14

  Item 3.          Quantitative and Qualitative Disclosures About Market Risk                      60

Part II.  Other Information:

  Item 1.          Legal Proceedings                                                               61

  Item 4.          Submission of Matters to a Vote of Security Holders                             65

  Item 6.          Exhibits and Reports on Form 8-K                                                65

EDISON INTERNATIONAL

PART I            FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                                                 3 Months Ended                 6 Months Ended
                                                                    June 30,                       June 30,
-------------------------------------------------------------------------------------------------------------------
In millions, except per-share amounts                        2002            2001            2002          2001
-------------------------------------------------------------------------------------------------------------------
                                                                                (Unaudited)
Electric utility                                          $ 2,161          $ 1,590        $ 4,093       $ 3,101
Nonutility power generation                                   747              723          1,357         1,312
Financial services and other                                   18              133             63           229
-------------------------------------------------------------------------------------------------------------------
Total operating revenue                                     2,926            2,446          5,513         4,642
-------------------------------------------------------------------------------------------------------------------
Fuel                                                          285              269            550           511
Purchased power                                               581              807            835         2,531
Provisions for regulatory adjustment clauses - net           (331)             (90)           366          (119)
Other operation and maintenance                               826              754          1,546         1,472
Depreciation, decommissioning and amortization                263              230            508           453
Property and other taxes                                       36               29             75            59
Net gain on sale of utility plant                              --               (6)            --            (7)
-------------------------------------------------------------------------------------------------------------------
Total operating expenses                                    1,660            1,993          3,880         4,900
-------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                     1,266              453          1,633          (258)
Interest and dividend income                                   62               45            178            91
Other nonoperating income                                       7               19             23            31
Interest expense - net of amounts capitalized                (317)            (347)          (677)         (729)
Other nonoperating deductions                                 (37)             (51)           (48)          (54)
Dividends on preferred securities                             (24)             (23)           (47)          (46)
Dividends on utility preferred stock                           (6)              (6)           (11)          (11)
-------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before taxes         951               90          1,051          (976)
Income tax (benefit)                                          289               31            305          (405)
-------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                      662               59            746          (571)
Income (loss) from discontinued operations - net of tax         3             (161)             3          (148)
-------------------------------------------------------------------------------------------------------------------
Net income (loss)                                         $   665          $  (102)       $   749       $  (719)
-------------------------------------------------------------------------------------------------------------------
Weighted-average shares of common stock outstanding           326              326            326           326
Basic earnings (loss) per share:
Continuing operations                                     $  2.03          $  0.18        $  2.29       $ (1.75)
Discontinued operations                                      0.01            (0.49)          0.01         (0.46)
-------------------------------------------------------------------------------------------------------------------
Total                                                     $  2.04          $ (0.31)       $  2.30       $ (2.21)
-------------------------------------------------------------------------------------------------------------------
Weighted-average shares, including effect
   of dilutive securities                                     329              326            329           326
Diluted earnings (loss) per share:
Continuing operations                                     $  2.01          $  0.18        $  2.27       $ (1.75)
Discontinued operations                                      0.01            (0.49)          0.01         (0.46)
-------------------------------------------------------------------------------------------------------------------
Total                                                     $  2.02         $  (0.31)       $  2.28       $ (2.21)
-------------------------------------------------------------------------------------------------------------------
Dividends declared per common share                           --                --            --             --

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                                 3 Months Ended                 6 Months Ended
                                                                    June 30,                       June 30,
-------------------------------------------------------------------------------------------------------------------
In millions                                                  2002            2001           2002           2001
-------------------------------------------------------------------------------------------------------------------
                                                                                (Unaudited)
Net income (loss)                                          $  665           $ (102)       $  749         $ (719)
Other comprehensive income, net of tax:
   Foreign currency translation adjustments                    63               (6)           79           (109)
   Unrealized loss on investments - net                        (7)              --            (7)            --
   Cumulative effect of change in accounting for derivatives    6               --             6            167
   Unrealized gain (loss) on cash flow hedges                 (13)             121            28           (340)
   Reclassification adjustment for gain (loss)
      included in net income (loss)                             2                2             3             31
-------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                                $  716          $    15        $  858         $ (970)
-------------------------------------------------------------------------------------------------------------------

                    The accompanying notes are an integral part of these financial statements.

EDISON INTERNATIONAL

CONSOLIDATED BALANCE SHEETS

                                                                              June 30,              December 31,
In millions                                                                     2002                    2001
-------------------------------------------------------------------------------------------------------------------
                                                                             (Unaudited)
ASSETS
Cash and equivalents                                                         $  1,593               $  3,991
Receivables, less allowances of $47 and $41 for uncollectible
  accounts at respective dates                                                  1,263                  1,259
Accrued unbilled revenue                                                          553                    451
Fuel inventory                                                                    138                    124
Materials and supplies, at average cost                                           211                    203
Accumulated deferred income taxes - net                                           694                  1,092
Trading and price risk management assets                                           70                     65
Regulatory assets - net                                                            58                     83
Prepayments and other current assets                                              175                    232
-------------------------------------------------------------------------------------------------------------------
Total current assets                                                            4,755                  7,500
-------------------------------------------------------------------------------------------------------------------
Nonutility property - less accumulated provision for
  depreciation of $875 and $706 at respective dates                             6,790                  6,414
Nuclear decommissioning trusts                                                  2,248                  2,275
Investments in partnerships and unconsolidated subsidiaries                     2,033                  2,253
Investments in leveraged leases                                                 2,433                  2,386
Other investments                                                                 235                    226
-------------------------------------------------------------------------------------------------------------------
Total investments and other assets                                             13,739                 13,554
-------------------------------------------------------------------------------------------------------------------
Utility plant, at original cost:
   Transmission and distribution                                               13,766                 13,568
   Generation                                                                   1,747                  1,729
Accumulated provision for depreciation and decommissioning                     (8,319)                (7,969)
Construction work in progress                                                     650                    556
Nuclear fuel at amortized cost                                                    138                    129
-------------------------------------------------------------------------------------------------------------------
Total utility plant                                                             7,982                  8,013
-------------------------------------------------------------------------------------------------------------------
Goodwill                                                                          684                    633
Regulatory assets - net                                                         5,728                  5,528
Other deferred charges                                                          1,346                  1,341
-------------------------------------------------------------------------------------------------------------------
Total deferred charges                                                          7,758                  7,502
-------------------------------------------------------------------------------------------------------------------
Assets of discontinued operations                                                  64                    205
-------------------------------------------------------------------------------------------------------------------
Total assets                                                                 $ 34,298               $ 36,774
-------------------------------------------------------------------------------------------------------------------

                    The accompanying notes are an integral part of these financial statements.

EDISON INTERNATIONAL

CONSOLIDATED BALANCE SHEETS

                                                                               June 30,            December 31,
In millions, except share amounts                                                2002                  2001
-------------------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt                                                             $      72              $  2,445
Long-term debt due within one year                                              1,491                 1,499
Preferred stock to be redeemed within one year                                      9                   105
Accounts payable                                                                1,066                 3,414
Accrued taxes                                                                     746                   183
Trading and price risk management liabilities                                      34                    24
Other current liabilities                                                       2,040                 2,187
-------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                       5,458                 9,857
-------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                 13,643                12,674
-------------------------------------------------------------------------------------------------------------------
Accumulated deferred income taxes - net                                         6,322                 6,367
Accumulated deferred investment tax credits                                       170                   172
Customer advances and other deferred credits                                    1,748                 1,675
Power-purchase contracts                                                          319                   356
Accumulated provision for pension and benefits                                    571                   505
Other long-term liabilities                                                       159                   147
-------------------------------------------------------------------------------------------------------------------
Total deferred credits and other liabilities                                    9,289                 9,222
-------------------------------------------------------------------------------------------------------------------
Liabilities of discontinued operations                                             17                    71
-------------------------------------------------------------------------------------------------------------------
Commitments and contingencies (Notes 2 and 4)
Minority interest                                                                 407                   345
-------------------------------------------------------------------------------------------------------------------
Preferred stock of utility:
   Not subject to mandatory redemption                                            129                   129
   Subject to mandatory redemption                                                147                   151
Company-obligated mandatorily redeemable securities of subsidiaries
      holding solely parent company debentures                                    950                   949
Other preferred securities                                                        122                   104
-------------------------------------------------------------------------------------------------------------------
Total preferred securities of subsidiaries                                      1,348                 1,333
-------------------------------------------------------------------------------------------------------------------
Common stock (325,811,206 shares outstanding at each date)                      1,972                 1,966
Accumulated other comprehensive income (loss)                                    (219)                 (328)
Retained earnings                                                               2,383                 1,634
-------------------------------------------------------------------------------------------------------------------
Total common shareholders' equity                                               4,136                 3,272
-------------------------------------------------------------------------------------------------------------------

Total liabilities and shareholders' equity                                   $ 34,298              $ 36,774
-------------------------------------------------------------------------------------------------------------------

                    The accompanying notes are an integral part of these financial statements.

EDISON INTERNATIONAL

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        6 Months Ended
                                                                                           June 30,
-------------------------------------------------------------------------------------------------------------------
In millions                                                                     2002                      2001
-------------------------------------------------------------------------------------------------------------------
                                                                                         (Unaudited)
Cash flows from operating activities:
Net income (loss) from continuing operations                                $    746                   $  (571)
Adjustments to reconcile net income (loss) to net cash provided
   (used) by operating activities:
    Depreciation, decommissioning and amortization                               508                       453
    Other amortization                                                            53                        40
    Deferred income taxes and investment tax credits                             (72)                       12
    Equity in income from partnerships and unconsolidated
       subsidiaries                                                             (109)                     (200)
    Income from leveraged leases                                                 (57)                      (62)
    Regulatory assets - long-term - net                                          220                      (253)
    Write-down of non-utility assets                                              --                       184
    Other assets                                                                   6                       (75)
    Other liabilities                                                            120                         8
    Changes in working capital:
       Receivables and accrued unbilled revenue                                  (96)                       81
       Regulatory liabilities - short-term - net                                  25                         2
       Fuel inventory, materials and supplies                                     (2)                       (5)
       Prepayments and other current assets                                      (40)                      247
       Accrued interest and taxes                                                597                      (434)
       Accounts payable and other current liabilities                         (2,457)                    1,466
Distributions and dividends from unconsolidated entities                         177                        59
Operating cash flows from discontinued operations                                 33                       (15)
-------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by operating activities                                (348)                      937
-------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Long-term debt issued                                                          1,797                     1,742
Long-term debt repaid                                                         (1,030)                   (1,008)
Bonds remarketed (repurchased) and funds held in trust                           192                      (130)
Issuance of preferred securities                                                  --                        14
Redemption of preferred securities                                              (100)                       --
Rate reduction notes repaid                                                     (115)                     (112)
Nuclear fuel financing - net                                                     (59)                      (10)
Short-term debt financing - net                                               (2,322)                      520
Financing cash flows from discontinued operations                                 --                      (304)
-------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                              (1,637)                      712
-------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Additions to property and plant                                                 (629)                     (462)
Purchase of power sales agreement                                                (80)                       --
Proceeds from sale of nonutility property                                         49                       172
Net funding of nuclear decommissioning trusts                                      7                        20
Distributions from (investments in) partnerships and
   unconsolidated subsidiaries                                                    90                      (127)
Net investments in leveraged leases                                               --                        69
Sales of investments in other assets                                              74                        28
Investing cash flows from discontinued operations                                 --                       (23)
-------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                           (489)                     (323)
-------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                           20                       (70)
-------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and equivalents                               (2,454)                    1,256
Cash and equivalents, beginning of period                                      4,054                     1,973
-------------------------------------------------------------------------------------------------------------------
Cash and equivalents, end of period                                            1,600                     3,229
Cash and equivalents - discontinued operations                                    (7)                      (63)
-------------------------------------------------------------------------------------------------------------------
Cash and equivalents, continuing operations                                 $  1,593                   $ 3,166
-------------------------------------------------------------------------------------------------------------------

                     The accompanying notes are an integral part of these financial statements

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management's Statement

In the opinion of management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States for the periods covered by this report have been included.
The results of operations for the period ended June 30, 2002, are not necessarily indicative of the operating results for the full year.

Edison International's significant accounting policies were described in Note 1 of "Notes to Consolidated
Financial Statements" included in its 2001 Annual Report on Form 10-K filed with the Securities and Exchange
Commission.  Edison International follows the same accounting policies for interim reporting purposes.

Certain reclassifications have been made to prior-period amounts to conform to the June 30, 2002, financial statement presentation.

The quarterly report should be read in conjunction with Edison International's 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Note 1.  New Accounting Standards

On January 1, 2001, Edison International adopted a new accounting standard for derivative instruments and hedging activities.  An authoritative accounting interpretation issued in October 2001 precludes fuel contracts that have variable amounts from qualifying under the normal purchases and sales exception effective April 1, 2002.  The adoption of this interpretation did not have a significant impact on Edison International's financial statements.  Under a revised authoritative accounting interpretation issued in December 2001, EME's forward electricity contracts no longer qualify for the normal sales exception since EME has net settlement provisions with its counterparties.  However, these contracts qualify as cash flow hedges.  Edison International implemented the December 2001 interpretation, effective April 1, 2002.  As a result, Edison International recorded a
$6 million increase to other comprehensive income as the cumulative effect of adoption of this interpretation.

On January 1, 2002, Edison International adopted a new accounting standard for Goodwill and Other Intangibles.
The new accounting standard required a benchmark assessment for goodwill by June 30, 2002.  Edison International has completed its benchmark assessment, and has determined that no goodwill impairment exists, except for goodwill related to EME's September 2000 acquisition of Citizens Power.  Total goodwill related to Citizens Power was $25 million as of December 31, 2001.  Under accounting rules, an additional test must now be performed to determine the amount of the impairment loss.  The impairment test will be completed by December 31, 2002.

A new accounting standard, Accounting for Asset Retirement Obligations, requires entities to record the fair value of a liability for a legal asset retirement obligation in the period in which it is incurred.  When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset.  Over time, the liability is increased to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset.  Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.  The standard is effective for Edison International on January 1, 2003.  Edison International is studying the impact of the new standard and is unable to predict at this time the impact on its financial statements.

Note 2.  Regulatory Matters

California Public Utilities Commission Litigation Settlement Agreement

Southern California Edison (SCE) and the California Public Utilities Commission (CPUC) entered into a settlement of SCE's lawsuit against the CPUC which sought a ruling that SCE is entitled to full recovery of its past electricity procurement costs.  A key element of the settlement agreement was the establishment

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of a $3.6 billion procurement-related obligations account (PROACT) as of August 31, 2001.  The Utility Reform
Network (TURN), a consumer advocacy group, and other parties are pursuing an appeal to the federal court of appeals seeking to overturn the stipulated judgment of the district court that approved the settlement agreement.  On March 4, 2002, the court of appeals heard argument on the appeal and the matter is now under submission.  A decision could be issued at any time.  SCE cannot predict the outcome of the appeal or the impact that any outcome would have upon the stipulated judgment.  Possible outcomes could include affirmance, a return to the district court, a referral of a controlling state law question to the California Supreme Court, or reversal of the stipulated judgment.  SCE cannot predict whether or how a ruling on the stipulated judgment could also affect the settlement agreement.

Under the settlement agreement, SCE cannot pay dividends or other distributions on its common stock (all of which is held by its parent, Edison International) prior to the earlier of the date on which SCE has recovered all of its procurement-related obligations or January 1, 2005, except that if SCE has not recovered all of its procurement-related obligations by December 31, 2003, SCE may apply to the CPUC for consent to resume common stock dividends prior to January 1, 2005, and the CPUC will not unreasonably withhold its consent.

In April 2002, the Foundation for Taxpayer and Consumer Rights (FTCR), an advocacy group, filed a petition for writ of mandamus in the California Supreme Court against the CPUC.  The FTCR's petition asserts that the CPUC exceeded its authority and violated state law in approving the settlement agreement and stipulated judgment with
SCE, and that the CPUC further intends to exceed its authority and violate state law in proposing and consenting to a bankruptcy reorganization plan for Pacific Gas and Electric Company (PG&E).  The petition seeks a declaration that the CPUC cannot agree not to enforce any state law unless an appellate court has determined that the state law is invalid, unconstitutional, or unenforceable.  The petition also seeks an injunction against the
CPUC's expenditure of taxpayer funds in proposing or consenting to a PG&E bankruptcy reorganization plan that violates state law.  The FTCR's petition expressly states that it does not seek any order from the California
Supreme Court with respect to the stipulated judgment implementing the settlement agreement between the CPUC and
SCE; and the petition does not request any judicial actions regarding the settlement agreement.  The FTCR is not a party to TURN's federal court appeal concerning the stipulated the judgment.

The CPUC filed its response to the petition on July 12, 2002, and the FTCR submitted its reply brief on July 19,
2002.  The matter is currently pending before the California Supreme Court.  SCE cannot predict the outcome of this matter or whether the FTCR will attempt in this or other proceedings to prevent the CPUC from continuing to perform its obligations under the settlement agreement.

Holding Company Proceeding

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
The decision did not determine if any of the utility holding companies had violated this condition, reserving such a determination for a later phase of the proceedings.  On February 11, 2002, SCE and Edison International
filed an application for rehearing of the decision.  On July 17, 2002, the CPUC affirmed its earlier decision on the first priority condition and also denied Edison International's request for a rehearing of the CPUC's determination that it had jurisdiction over Edison International in this proceeding.  SCE and Edison
International intend to challenge the CPUC decision on the first priority condition (and Edison International intends to challenge the CPUC decision on the jurisdictional matter) and are evaluating the timing and manner of doing so.  Edison International cannot predict what effects this investigation or any subsequent actions by the
CPUC may have on Edison International or any of its subsidiaries.

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Utility-Retained Generation (URG) Proceeding

On April 4, 2002, the CPUC issued a decision to return URG assets to cost-of-service ratemaking through the end of 2002.  After that time, SCE's URG-related revenue requirement will be determined through the 2003 general rate case proceeding.  Key elements of the URG decision are: retention of the San Onofre incentive pricing mechanism through 2003; recovery of incurred costs for all URG components other than San Onofre; establishment of an amortization schedule for SCE's nuclear plants based on their remaining useful lives; and establishment of balancing accounts for utility generation, purchased power, and Independent System Operator (ISO) ancillary services.

Based on this decision, during second quarter 2002, SCE reestablished for financial reporting purposes regulatory assets related to its unamortized nuclear plant, purchased-power settlements and flow-through taxes, reduced the
PROACT balance, and recorded a corresponding credit to earnings of $480 million after tax.  The impact of the URG decision is reflected in the financial statements as a credit (decrease) to the provisions for regulatory clauses of $644 million, partially offset by an increase in deferred income tax expense of $164 million.  The reduction in the PROACT balance reflects a change in the amortization schedule of SCE's unamortized nuclear facilities from the schedule required to be used to calculate the PROACT during the last four month of 2001.  Implementation of the URG decision, together with the PROACT mechanism, allowed SCE to reestablish substantially all of the regulatory assets previously written off to earnings.

Wholesale Electricity Markets

On April 25, 2001, after months of extremely high power prices, the Federal Energy Regulatory Commission (FERC)
issued an order providing for energy price controls during ISO Stage 1 or greater power emergencies (7% or less in reserve power).  The order establishes an hourly clearing price based on the costs of the least efficient generating unit during the period.  Effective June 20, 2001, the FERC expanded the April 25, 2001, order to include non-emergency periods and price mitigation in the 11-state western region through September 30, 2002.  On
July 17, 2002, the FERC issued an order reviewing the ISO's proposals to redesign the market and implementing a market power mitigation program for the 11-state western region.  The FERC declined to extend beyond
September 30, 2002, all of the market mitigation measures it had previously adopted.  However, effective
October 1, 2002, the FERC extended a requirement, first ordered in its June 19, 2001, decision, that all western energy sellers offer for sale all operationally and contractually available energy.  It also ordered a cap on bids for real-time energy and ancillary services of $250/MWh to be effective beginning October 1, 2002, and ordered various other market power mitigation measures.  The FERC did not set a specific expiration date for its new market mitigation plan.  SCE cannot predict whether the new market mitigation plan adopted by the FERC will be sufficient to mitigate market price volatility in the wholesale electricity markets in which SCE will be purchasing its residual net short electricity requirements.

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
SCE cannot predict the amount of any potential refunds.  Under the settlement agreement with the CPUC, refunds will be applied to reduce the PROACT balance.

Note 3.  Purchased Power

SCE purchased power through the PX from April 1998 through mid-January 2001.  SCE has bilateral forward contracts with other entities and power-purchase contracts with other utilities and independent power producers classified as qualifying facilities (QFs).  Purchased power detail is provided below:

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               3 Months Ended              6 Months Ended
                                                                  June 30,                    June 30,
--------------------------------------------------------------------------------------------------------------
     In millions                                            2002            2001         2002           2001
--------------------------------------------------------------------------------------------------------------
                                                                               (Unaudited)
     PX/ISO:
     Purchases                                            $   82         $  (446)     $    64       $    635
     Generation sales                                         --            (382)          --            323
--------------------------------------------------------------------------------------------------------------
     Purchased power - PX/ISO - net                           82             (64)          64            312
     Purchased power - bilateral contracts                    15              37           30             89
     Purchased power - interutility/QF contracts             484             834          741          2,130
--------------------------------------------------------------------------------------------------------------
     Total                                                $  581         $   807      $   835       $  2,531
--------------------------------------------------------------------------------------------------------------

PX/ISO amounts for the six months ended June 30, 2002, and the three months ended June 30, 2001, reflect billing adjustments.  These billing adjustments are recovered through the PROACT and have no impact on earnings.  Since
January 17, 2001, all other power is purchased by a state agency for delivery to SCE's customers and is not considered a cost to SCE.

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

Energy Crisis Issue

In October 2000, a federal class action securities lawsuit was filed against SCE and Edison International.  As amended in December 2000 and March 2001, the lawsuit involved securities fraud claims arising from alleged improper accounting for the energy-cost undercollections.  The second amended complaint was supposedly filed on behalf of a class of persons who purchased Edison International common stock between July 21, 2000, and April 17,
2001.  This lawsuit was consolidated with another similar lawsuit filed on March 15, 2001.  On September 17,
2001, SCE and Edison International filed a motion to dismiss for failure to state a claim.  On March 8, 2002, the district court issued an order dismissing the complaint with prejudice.  The plaintiffs have stipulated to dismiss their appeal.  On April 26, 2002, the federal court of appeals approved the parties' stipulation and ordered the appeal dismissed with prejudice.

Environmental Remediation

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

Edison International records its environmental remediation liabilities when site assessments and/or remedial actions are probable and a range of reasonably likely cleanup costs can be estimated.  Edison International reviews its sites and measures the liability quarterly, by assessing a range of reasonably likely costs for each identified site using currently available information, including existing technology, presently enacted laws and regulations, experience gained at similar sites, and the probable level of involvement and financial condition of other potentially responsible parties.  These estimates include costs

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

for site investigations, remediation, operations and maintenance, monitoring and site closure.  Unless there is a probable amount, Edison International records the lower end of this reasonably likely range of costs (classified as other long-term liabilities) at undiscounted amounts.

Edison International's recorded estimated minimum liability to remediate its 40 identified sites at SCE is
$104 million.  Edison International's other subsidiaries have no identified remediation sites.  The ultimate costs to clean up Edison International's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur.  Edison International believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $288 million.  The upper limit of this range of costs was estimated using assumptions least favorable to Edison International among a range of reasonably possible outcomes.  SCE has sold all of its gas-fueled generation plants and has retained some liability associated with the divested properties.

The CPUC allows SCE to recover environmental remediation costs at certain sites, representing $49 million of its recorded liability, through an incentive mechanism (SCE may request to include additional sites).  Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs from insurance carriers and other third parties.  SCE has successfully settled insurance claims with all responsible carriers.  Costs incurred at SCE's remaining sites are expected to be recovered through customer rates.  SCE has recorded a regulatory asset of $71 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

Edison International's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that Edison
International may be held responsible for contributing to any costs incurred for remediating these sites.  Thus, no reasonable estimate of cleanup costs can be made for these sites.

Edison International expects to clean up its identified sites over a period of up to 30 years.  Remediation costs in each of the next several years are expected to range from $10 million to $25 million.  Recorded costs for the twelve months ended June 30, 2002, were $19 million.

Based on currently available information, Edison International believes it is unlikely that it will incur amounts in excess of the upper limit of the estimated range for its identified sites and, based upon the CPUC's regulatory treatment of environmental remediation costs incurred at SCE, Edison International believes that costs ultimately recorded will not materially affect its results of operations or financial position.  There can be no assurance, however, that future developments, including additional information about existing sites or the identification of new sites, will not require material revisions to such estimates.

Federal Income Taxes

On August 7, 2002, Edison International received a notice from the Internal Revenue Service (IRS) asserting deficiencies in federal corporate income taxes for Edison International's 1994 to 1996 tax years.  The vast majority of the tax deficiencies are timing differences and, therefore, amounts ultimately paid, if any, would benefit Edison International as future tax deductions.  Edison International will challenge the deficiencies asserted by the IRS.  Edison International believes that it has meritorious legal defenses to those deficiencies and believes that the ultimate outcome of this matter will not result in a material impact on Edison
International's consolidated results of operations or financial position.

Nuclear Insurance

Federal law limits public liability claims from a nuclear incident to $9.5 billion.  SCE and other owners of the
San Onofre and Palo Verde nuclear generating stations have purchased the maximum private primary insurance available ($200 million).  The balance is covered by the industry's retrospective rating plan that

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

uses deferred premium charges to every reactor licensee if a nuclear incident at any licensed reactor in the U.S.
results in claims and/or costs which exceed the primary insurance at that plant site.  Federal regulations require this secondary level of financial protection.  The Nuclear Regulatory Commission exempted San Onofre Unit
1 from this secondary level, effective June 1994.  The maximum deferred premium for each nuclear incident is
$88 million per reactor, but not more than $10 million per reactor may be charged in any one year for each incident.  Based on its ownership interests, SCE could be required to pay a maximum of $175 million per nuclear incident.  However, it would have to pay no more than $20 million per incident in any one year.  Such amounts include a 5% surcharge if additional funds are needed to satisfy public liability claims and are subject to adjustment for inflation.  If the public liability limit above is insufficient, federal regulations may impose further revenue-raising measures to pay claims, including a possible additional assessment on all licensed reactor operators.  The United States Congress is considering amendments to the applicable federal law that could increase the liability of SCE in case of a nuclear incident.

Property damage insurance covers losses up to $500 million, including decontamination costs, at San Onofre and
Palo Verde.  Decontamination liability and property damage coverage exceeding the primary $500 million also has been purchased in amounts greater than federal requirements.  Additional insurance covers part of replacement power expenses during an accident-related nuclear unit outage.  A mutual insurance company owned by utilities with nuclear facilities issues these policies.  If losses at any nuclear facility covered by the arrangement were to exceed the accumulated funds for these insurance programs, SCE could be assessed retrospective premium adjustments of up to $40 million per year.  Insurance premiums are charged to operating expense.

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

The state-owned electric utility company and Paiton Energy signed a binding term sheet on December 14, 2001, setting the commercial terms under which Paiton Energy is to be paid for capacity and energy charges, as well as a monthly restructuring settlement payment covering amounts owed by the state-owned electric utility company and the settlement of other claims.  In addition, the binding term sheet extends the term of the power purchase agreement from 2029 to 2040.  On June 28, 2002, Paiton Energy and the state-owned electric utility company concluded negotiations on an amendment to the power purchase agreement that includes the agreed commercial terms in the binding term sheet.  The binding term sheet serves as the basis under which the state-owned electric utility company is paying Paiton Energy during 2002, while the parties complete certain actions, including approval by Paiton Energy's lenders of the amendment to the power purchase agreement.  Such actions are required to be completed by December 31, 2002.  Previously, the state-owned electric utility company and Paiton Energy entered into agreements covering 2001.  The state-owned electric utility company has made all payments to Paiton
Energy as required under these agreements for 2001, which are superseded by the binding term sheet.  Paiton
Energy is continuing to generate electricity to meet the power demand in the region.  The state-owned electric utility company has paid invoices for the months of January through May 2002, as well as the restructure settlement payments due for those months, as required under the binding term sheet and the power purchase agreement.  Paiton Energy believes that the state-owned electric utility company will continue to make payments for electricity under the binding term sheet while the parties work to complete the conditions precedent to the effectiveness of the amendment to the power purchase agreement.  Under the binding term sheet, past due accounts receivable due under the original power purchase agreement are to be compensated through a monthly restructuring settlement payment of $4 million for 30 years.  If the power purchase agreement amendment does not become effective within 180 days of its signing, the parties would be entitled to revert to the terms and conditions of the original power purchase agreement in order to pursue arbitration in an international forum.

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EME's investment in the Paiton project increased to $514 million at June 30, 2002, from $492 million at
December 31, 2001.  The increase in the investment resulted from EME's subsidiary recording its proportionate share of net income from Paiton Energy, as well as its proportionate share of other comprehensive income.  EME's investment in the Paiton project will increase or decrease from earnings or losses from Paiton Energy and decrease by cash distributions.  Assuming the Paiton project remains profitable, EME expects the investment account to increase substantially during the next several years as earnings are expected to exceed cash distributions.

As mentioned above, Paiton Energy and the state-owned electric utility company have completed negotiations on an amendment to the power purchase agreement.  While the binding term sheet has been approved by the project lenders, Paiton Energy has not yet obtained the approval of the amendment to the power purchase agreement by the project lenders.  Paiton Energy and its lenders have initiated negotiations on a restructuring of the senior debt, which takes into account the revised payment terms contained in the amendment to the power purchase agreement.  The outcome of these negotiations is uncertain at the present time.  However, EME believes that it will ultimately recover its investment in the project.

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

SCE, as operating agent, has primary responsibility for the interim storage of its spent nuclear fuel at
San Onofre.  The San Onofre Units 2 and 3 spent fuel pools currently contain San Onofre Unit 1 spent fuel in addition to spent fuel from Units 2 and 3.  Current capability to store spent fuel in the Units 2 and 3 spent fuel pools is adequate through 2005.  SCE plans to move the Unit 1 spent fuel to an interim spent fuel storage facility by the first quarter of 2005.  The spent fuel pool storage capacity for Units 2 and 3 will then accommodate needs until 2007 for Unit 2 and 2008 for Unit 3.  SCE expects to begin using an interim spent fuel storage facility for Units 2 and 3 spent fuel by early 2006.  Palo Verde on-site spent fuel storage capacity will accommodate needs until 2003 for Unit 2, and until 2004 for Units 1 and 3.  Arizona Public Service Company,
operating agent for Palo Verde, expects to begin using an interim spent fuel storage facility by the end of 2002.

Storm Lake

As of June 30, 2002, Edison Capital had an investment of approximately $85 million in Storm Lake Power, a project developed by Enron Wind, a subsidiary of Enron Corporation.  As of June 30, 2002, Storm Lake had outstanding loans of approximately $73 million.  Enron and its subsidiary provided certain guarantees related to the amount of power that would be generated from Storm Lake.  The lenders have sent a notice to Storm Lake claiming that
Enron's bankruptcy, among other things, is an event of default under the loan agreement.  In the event of default, the lenders may exercise certain remedies, including acceleration of the loan balance, repossession and foreclosure of the project, which could result in the loss of some or all of Edison Capital's investment in Storm
Lake.  While expressly reserving their rights, the lenders have not taken any steps to exercise their remedies beyond issuing the notices of default.  On behalf of Storm Lake, Edison Capital is also engaged in regular, ongoing discussions with the lenders in which Edison Capital expects to demonstrate to the lenders that Storm
Lake's ability to meet its loan obligations is not impaired, and that the noticed events of default can be worked out with the lenders.  Edison Capital believes that Storm Lake will vigorously oppose any attempt by the lenders to exercise remedies that could result in a loss of Edison Capital's investment.

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.  Business Segments

Edison International's reportable business segments include its electric utility operation segment (SCE), an unregulated power generation segment (EME), and a capital and financial services provider segment (Edison
Capital).

Segment information for the three and six months ended June 30, 2002, and 2001, was:

                                                                3 Months Ended              6 Months Ended
                                                                   June 30,                    June 30,
--------------------------------------------------------------------------------------------------------------
     In millions                                              2002           2001          2002         2001
--------------------------------------------------------------------------------------------------------------
                                                                                (Unaudited)
     Operating Revenue:
     Electric utility                                      $ 2,161       $  1,590      $  4,093     $  3,101
     Unregulated power generation                              747            723         1,357        1,312
     Capital & financial services                               14             73            45          116
     Corporate and other                                         4             60            18          113
--------------------------------------------------------------------------------------------------------------
     Consolidated Edison International                     $ 2,926       $  2,446      $  5,513     $  4,642
--------------------------------------------------------------------------------------------------------------
     Net Income (Loss):
     Electric utility(1)                                   $   695       $     28      $    841     $   (570)
     Unregulated power generation(2)                             3             --           (33)           9
     Capital & financial services                               12             24            31           36
     Corporate and other(3)                                    (45)          (154)          (90)        (194)
-------------------------------------------------------------------------------------------------------------
     Consolidated Edison International                     $   665       $   (102)     $    749     $   (719)
--------------------------------------------------------------------------------------------------------------

     (1) Net income (loss) available for common stock.

     (2) Includes earnings from discontinued operations of $3 million in 2002 and losses from discontinued
         operations of $41 million and $22 million, respectively, for the three and six months ended June 30,
         2001.

     (3) Includes losses from discontinued operations of $120 million and $126 million, respectively, for the three and six months ended June 30, 2001.

Corporate and other includes amounts from nonutility subsidiaries not significant as a reportable segment.  The net loss of $45 million and $90 million, respectively, reported for the three and six months ended June 30, 2002, also includes Mission Energy Holding Company's net loss of $24 million and $46 million, respectively, for the same periods.

Total segment assets as of June 30, 2002, were:  electric utility, $19 billion; unregulated power generation,
$11 billion; and, capital and financial services, $4 billion.

Note 6.  Discontinued Operations

The results of EME's Fiddler's Ferry and Ferrybridge coal stations in the U.K. and Edison Enterprises'
subsidiaries sold during 2001 have been reflected as discontinued operations in the consolidated financial statements, in accordance with the early adoption of an accounting standard related to the impairment and disposal of long-lived assets.  The consolidated financial statements have been reclassified to conform to the discontinued operations presentation for all periods presented.  In 2002, revenue from discontinued operations was $3 million and pre-tax income was $3 million.  For the three and six months ended June 30, 2001, revenue from discontinued operations was $181 million and $439 million, respectively, and pre-tax loss was $253 million and
$244 million, respectively.

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying value of assets and liabilities of discontinued operations were:

                                                          June 30,            December 31,
         In millions                                        2002                  2001
-----------------------------------------------------------------------------------------------
                                                         (Unaudited)
         Assets
         Cash and equivalents                             $    6               $    63
         Receivables - net                                     7                     1
         Other                                                 1                    90
-----------------------------------------------------------------------------------------------
         Total current assets                                 14                   154
-----------------------------------------------------------------------------------------------
         Other noncurrent assets                              50                    51
-----------------------------------------------------------------------------------------------
         Total assets                                     $   64               $   205
-----------------------------------------------------------------------------------------------
         Liabilities
         Accounts payable and accrued liabilities         $   10               $    59
         Short-term debt and other                            --                     5
-----------------------------------------------------------------------------------------------
         Total current liabilities                            10                    64
         Noncurrent liabilities                                7                     7
-----------------------------------------------------------------------------------------------
         Total liabilities                                $   17               $    71
-----------------------------------------------------------------------------------------------

Item 2.    Management's Discussion and Analysis of Results of Operations and
           Financial Condition

The Management's Discussion and Analysis of Results of Operations and Financial Condition (MD&A) for the three-
and six-month periods ended June 30, 2002, discusses material changes in the results of operations, financial condition and other developments of Edison International since December 31, 2001, and as compared to the three-
and six-month periods ended June 30, 2001.  This discussion presumes that the reader has read or has access to
Edison International's MD&A for the calendar year 2001 (the year-end 2001 MD&A), which was included in Edison
International's 2001 annual report to shareholders and incorporated by reference into Edison International's
Annual Report on Form 10-K for the year ended December 31, 2001.

This MD&A contains forward-looking statements.  These statements are based on Edison International's knowledge of present facts, current expectations about future events and assumptions about future developments.
Forward-looking statements are not guarantees of performance; they are subject to risks, uncertainties and assumptions that could cause actual future activities and results of operations to be materially different from those set forth in this discussion.  Important factors that could cause actual results to differ include, but are not limited to, risks discussed below in the Market Risk Exposures and Forward-Looking Information and Risk
Factors sections. The following discussion provides information about material developments since the issuance of the year-end 2001 MD&A and should be read in conjunction with the financial statements contained in this quarterly report and Edison International's Annual Report on Form 10-K for the year ended December 31, 2001.

This MD&A includes information about Edison International and its principal subsidiaries, Southern California
Edison Company (SCE), Edison Mission Energy (EME), Edison Capital and Mission Energy Holding Company (MEHC).
Edison International is a holding company.  SCE is a regulated public utility company providing electricity to retail customers in central, coastal, and southern California.  EME is engaged in owning or leasing, and operating electric power generation facilities worldwide, and energy trading and price risk management activities.  Edison Capital is a global provider of capital and financial services in energy, affordable housing, and infrastructure projects focusing primarily on investments related to the production and delivery of electricity.  MEHC was formed in June 2001, as a holding company for EME.  In this MD&A, except when stated to the contrary, references to each of Edison International, SCE, MEHC, EME, or Edison Capital mean each such company with its subsidiaries on a consolidated basis.  References to Edison International (parent company) or parent company mean Edison International on a stand-alone basis, not consolidated with its subsidiaries.
References to SCE, MEHC, EME, or Edison Capital followed by stand alone mean each such company alone, not consolidated with its subsidiaries.

INDUSTRY DEVELOPMENTS RELATED TO EME

Edison International's unregulated (nonutility) power generation segment (EME) is now experiencing numerous changes in its industry and business.  This section provides an introductory overview of those changes and their effects on EME.

A number of recent significant developments have adversely affected not only those companies primarily focused on the trading of electricity but also those independent power producers who sell a sizable portion of their generation, not pursuant to long-term contract, but rather into the wholesale energy market.  Often referred to as merchant generators, the financial performance of these companies has been affected by one or more of the following:

o   A decline in the wholesale prices of energy caused, in part, by a substantial addition of new generating capacity, as well as weak growth in near term demand for electricity, creating oversupply in many regions of the United States.

o   The bankruptcy of Enron and the subsequent disclosure of its having engaged in questionable trading strategies.

o    The disclosure by a number of major energy companies of having engaged in wash trading (generally referring to two countervailing trades between the same counterparties at the same time for the same quantity and price), and the subsequent investigation of these activities by the United States Congress and various federal agencies.

o    The deterioration of the credit ratings and stock valuations of a number of the major merchant generators and energy trading companies.

o    The decline of liquidity in the energy markets as a result of tightening credit and increasing concern about the ability of counterparties to perform against longer term obligations.

As a result, many merchant generators and power trading firms have announced plans to improve their financial position through asset sales, the cancellation or deferral of substantial new development, decreases in capital expenditures, reductions in operating costs and the issuance of equity.

EME's Situation

Because of the 2000-2001 California power crisis, and its indirect effect on EME, EME began in early 2001 to shift its emphasis from the development and acquisition of projects to focus instead on enhancing the performance of its existing projects and on maintaining its credit quality. As a result, during 2001 and early 2002, EME completed the sale of several non-strategic project investments, and, during the first quarter of 2002, further reduced its business development activities and undertook a related effort to reduce both corporate overhead and other expenditures across the organization and reduce debt.

Notwithstanding these efforts, EME has this year been affected by lower wholesale prices of energy, particularly at its Homer City facilities in Pennsylvania, and the diminished ability to enter into forward contracts for the sale of power primarily from these facilities because of the credit constraints affecting it and many of its counterparties.

EME's Illinois plants have been largely unaffected by these developments this year, because Exelon Generation
(ExGen) is under contract with EME to buy substantially all of the capacity of these units for the balance of
2002. However, as permitted by the contracts governing EME's coal-fired units in Illinois, ExGen has advised EME that they will not exercise their right to purchase 2,684 megawatts (MW) of the capacity of these units for 2003 and 2004. As a result, beginning in 2003, the portion of EME's generation to be sold into the wholesale markets will significantly increase, thereby increasing its merchant risk.  See further discussion in the EME Illinois
Plants section of Market Risk Exposures.

In addition, the credit ratings of EME and some of its subsidiaries are under review for possible downgrade below investment grade by Moody's and Standard & Poor's due to industry developments, lower wholesale energy prices and the increase in EME's merchant risk beginning in 2003, as described above.  See EME's Credit Rating.

Against this background, EME has:

o   reduced its already modest proprietary trading activities and further emphasized its focus on sales of power from, and risk management around, its Homer City facilities and Illinois plants;

o   suspended new business development activities;

o   initiated a review of its capital expenditure program to determine whether individual projects appropriately can be delayed or cancelled;

o   in connection with the foregoing, undertaken a review of the future plans for the three turbines in fabrication which it has on order;

o   announced that beginning in January 2003 operations will be suspended at Units 1 and 2 of its Will
    County plant in Illinois; and

o   initiated a company-wide review of its organization and related costs.

In addition, EME continues to review the possibility of further sales of assets, but believes for the reasons discussed in more detail below that current market conditions may inhibit its ability to obtain prices commensurate with its valuation of those investments, which EME might wish to offer for sale. For a discussion of
EME's current financial condition, see EME's Liquidity Issues in the Financial Condition section.

RESULTS OF OPERATIONS

Edison International's earnings per share were $2.04 and $2.30, respectively, for the three and six months ended
June 30, 2002, compared with losses of 31(cent)and $2.21, respectively, for the three and six months ended June 30,
2001.  The table below presents Edison International's net income and earnings per share for the three and six months ended June 30, 2002, and June 30, 2001, and the relative contributions by its subsidiaries.

     In millions, except per share amounts                       EPS                    Net Income
------------------------------------------------------------------------------------------------------------
       Three Months Ended June 30,                        2002         2001         2002         2001
------------------------------------------------------------------------------------------------------------
     Earnings (Loss) from Continuing Operations:
     Core Earnings:
         SCE                                             $ 0.66      $  0.28       $ 215       $   91
         EME                                                --          0.12          --           41
         Edison Capital                                    0.04         0.08          12           24
         Mission Energy Holding  (stand alone)            (0.07)         --          (24)          --
         Edison International (parent) and other          (0.07)       (0.11)        (21)         (34)
------------------------------------------------------------------------------------------------------------
     Edison International Core Earnings                    0.56         0.37         182          122
     SCE procurement-related adjustment                     --         (0.19)         --          (63)
     SCE implementation of URG decision                    1.47          --          480           --
------------------------------------------------------------------------------------------------------------
     Edison International Consolidated Earnings
         from Continuing Operations                        2.03         0.18         662           59
------------------------------------------------------------------------------------------------------------
     Earnings (Loss) from Discontinued Operations          0.01        (0.49)          3         (161)
------------------------------------------------------------------------------------------------------------
     Edison International Consolidated                   $ 2.04      $ (0.31)       $665       $ (102)
------------------------------------------------------------------------------------------------------------

       Six Months Ended June 30,                          2002         2001         2002         2001
------------------------------------------------------------------------------------------------------------
     Earnings (Loss) from Continuing Operations:
     Core Earnings:
         SCE                                             $ 1.11      $  0.47       $ 361        $ 154
         EME                                              (0.11)        0.10         (36)          30
         Edison Capital                                    0.09         0.11          31           36
         Mission Energy Holding  (stand alone)            (0.14)         --          (46)          --
         Edison International (parent) and other          (0.13)       (0.21)        (44)         (67)
------------------------------------------------------------------------------------------------------------
     Edison International Core Earnings                    0.82         0.47         266          153
     SCE procurement-related adjustment                     --         (2.22)         --         (724)
     SCE implementation of URG decision                    1.47          --          480           --
------------------------------------------------------------------------------------------------------------
     Edison International Consolidated Earnings
         (Loss) from Continuing Operations                 2.29        (1.75)        746         (571)
------------------------------------------------------------------------------------------------------------
     Earnings (Loss)  from Discontinued Operations         0.01        (0.46)          3         (148)
------------------------------------------------------------------------------------------------------------
     Edison International Consolidated                   $ 2.30      $ (2.21)      $ 749       $ (719)
------------------------------------------------------------------------------------------------------------

Earnings (Loss) from Continuing Operations

Edison International's second quarter 2002 earnings from continuing operations were $662 million, compared with
$59 million for second quarter 2001; year-to-date 2002 earnings from continuing operations were $746 million, compared with a loss of $571 million in 2001.

In 2002, SCE's second quarter and year-to-date earnings were $695 million and $841 million, respectively, compared to earnings of $28 million and a loss of $570 million, respectively, for the three and six months ended
June 30, 2001.  The 2002 earnings include a $480 million one-time gain in the second quarter to reflect the implementation of a California Public Utilities Commission (CPUC) decision in SCE's utility-retained generation (URG) proceeding. In 2001, SCE's second quarter earnings and year-to-date loss included $63 million and $724 million, respectively, in procurement-related adjustments for undercollected power procurement costs.
Excluding these adjustments, SCE's second quarter and year-to-date earnings for the periods ended June 30, 2002, were $215 million and $361 million, respectively, compared to earnings of $91 million and $154 million, respectively, for the three and six months ended June 30, 2001.  The $124 million increase in SCE's second quarter 2002 earnings and the $207 million increase in year-to-date 2002 earnings primarily reflects increased revenue from the implementation of the CPUC's April 2002 decision in SCE's performance-based ratemaking (PBR)
proceeding, the accrual of interest income on the procurement-related obligations account (PROACT) balance and lower interest expense.  SCE's increases in 2002 also reflect lower earnings in 2001 resulting from an extended outage at the San Onofre Nuclear Generating Station.  Relevant regulatory proceedings are discussed below in the
PROACT Regulatory Asset, URG Decision and PBR Decision sections.

Accounting principles generally accepted in the United States require SCE, at each financial statement date, to assess the probability of recovering its regulatory assets through the rate-making process.  As of December 31,
2000, SCE was unable to conclude that, under applicable accounting principles, its $4.2 billion generation and procurement-related regulatory assets were probable of recovery through the rate-making process, and wrote them off as a charge to earnings in 2000.  In the first six months of 2001, SCE had $724 million of power procurement costs in excess of revenue, which were expensed as incurred.

Based on the CPUC's January 23, 2002, resolution regarding the regulatory accounting for PROACT, SCE was able to conclude that $3.6 billion in regulatory assets previously written off were probable of recovery through the rate-making process as of December 31, 2001.  As a result, SCE's year-ended December 31, 2001, consolidated income statement included a $2.1 billion credit to earnings.  In 2002, any difference between energy procurement costs and related revenue is accumulated in the PROACT balance.  See additional discussion below in the CPUC
Litigation Settlement Agreement section.

EME had less than $1 million in earnings from continuing operations and incurred a loss from continuing operations of $36 million, respectively, for the quarter and year-to-date period ended June 30, 2002, compared to earnings of $41 million and $30 million, respectively, for the same periods in 2001.  The decreases were primarily due to lower U.S. energy prices in 2002 compared to 2001, unplanned outages at the Homer City plant and gains during 2001 related to gas swaps for EME's oil and gas activities.  These decreases in earnings were partially offset by income from the Paiton project in Indonesia and improved operating results from EME's
Illinois plants.  EME's earnings are seasonal with higher earnings generally expected during the summer months and operating losses expected during the fall and winter months.

Edison Capital's second quarter and year-to-date 2002 earnings were $12 million and $31 million, respectively, compared to $24 million and $36 million, respectively, for the three and six months ended June 30, 2001. The decreases are the result of a decrease in earning assets, the impact of a change from the cost method to the equity method of accounting for its fund investments in conformance with the funds' accounting policy and no significant asset sales in 2002, partially offset by a re-evaluation of Edison Capital's reserves and lower expenses.

Mission Energy Holding Company (stand alone), which was formed in mid-2001 as a wholly owned indirect subsidiary of Edison International to hold the stock of EME, reported losses of $24 million and $46 million, respectively, for the three- and six-month periods ending June 30, 2002, due to interest expense on debt issued in mid-2001, the proceeds of which were used to repay Edison International's debt.

Edison International (parent company) and other incurred losses of $21 million and $44 million, respectively, in the three and six months ended June 30, 2002, compared to losses of $34 and $67 for the same periods in 2001.
The improvement in 2002 was mostly due to lower interest expense.

Operating Revenue

More than 95% of electric utility revenue was from retail sales.  Retail rates are regulated by the CPUC and wholesale rates are regulated by the Federal Energy Regulatory Commission (FERC).

Electric utility revenue increased for the three and six months ended June 30, 2002, compared to the same periods in 2001.  The increases were primarily due to a 3(cent)-per-kWh surcharge authorized by the CPUC as of March 27,
2001.  Although the surcharge was authorized as of March 27, 2001, it was not collected in rates until the CPUC determined how the rate increase would be allocated among SCE's customer classes.  To compensate for a two-month delay in collecting the 3(cent)surcharge, the CPUC authorized an additional 1/2(cent) surcharge for a 12-month period beginning in June 2001, which contributed to the increase in revenue.  In May 2002, the CPUC allowed the continuation of the 1/2(cent) surcharge that was scheduled to terminate in June 2002 and required SCE to track the associated future revenue in a balancing account, until the CPUC determines the use of such surcharge.  The continuation of the surcharge will be reported as an increase to revenue and cash by as much as $200 million for the remainder of 2002, but will have no impact on earnings (see Temporary Surcharge).  The increase in revenue from the surcharge was partially offset by a decrease in revenue arising from an increase in credits given to direct access customers in 2002, as compared to 2001, as a result of a significant increase in the number of direct access customers in 2002.  Amounts SCE bills to and collects from its customers for electric power purchased and sold by the California Department of Water Resources (CDWR) to SCE's customers (beginning
January 17, 2001) are being remitted to the CDWR and are not recognized as revenue by SCE.  These amounts were
$255 million and $596 million for the three- and six-month periods ended June 30, 2002, compared to $461 million and $718 million for the three- and six-month periods ended June 30, 2001.

With respect to the decrease in revenue in 2002 arising from the credits given to direct access customers, from
1998 through mid-September 2001, SCE's customers were able to choose to purchase power directly from an energy service provider other than SCE (thus becoming direct access customers) or continue to have SCE purchase power on their behalf.  On March 21, 2002, the CPUC issued a decision affirming that new direct access arrangements entered into by SCE's customers after September 20, 2001, are invalid.  Direct access arrangements entered into prior to September 20, 2001 remain valid.  Most direct access customers continue to be billed by SCE, but are given a credit for the generation costs SCE saved by not serving them.  Electric utility revenue is reported net of this credit.  See additional discussion on the Direct Access - Historical Procurement Charge in the PROACT
Regulatory Asset section below.

Nonutility power generation revenue increased for the three- and six-month periods ended June 30, 2002, compared to the same periods in 2001, primarily due to increases at EME related to consolidation of Contact Energy effective June 1, 2001, as a result of increasing ownership to majority control (51%) and higher electric revenue from the First Hydro plant.  These increases were partially offset by decreases at EME due to lower U.S. energy prices in 2002 compared to 2001, unplanned outages at the Homer City plant, lower income from its investment in cogeneration projects and lower income from its oil and gas activities.

Electric power at EME's Illinois plants is sold under agreements with Exelon Generation Company (ExGen).  EME's revenue related to these agreements was $274 million and $436 million, for the three and six months ended June
30, 2002, representing 37% and 32% of nonutility power generation revenue for the respective periods, and $261 million and $425 million for the three and six months ended June 30, 2001, representing 36% and 32% of nonutility power generation revenue for the respective periods.  See further discussion of the ExGen power purchase agreements in Market Risk Exposures.

Financial services and other revenue decreased for both the quarter and year-to-date period ended June 30, 2002, primarily from Edison Capital's decrease in earning assets and no significant asset sales in 2002, and the termination of a major contract at a nonutility subsidiary providing operation and maintenance services and another subsidiary's sale of nonutility real estate in 2001.

Operating Expenses

Purchased-power expense decreased significantly for the three- and six-month periods ended June 30, 2002, as compared to the respective periods in 2001.  The decreases resulted primarily from lower expenses related to qualifying facilities (QFs), bilateral contracts and interutility contracts.  In addition, the six-month period decrease reflects the absence of California Power Exchange (PX)/Independent System Operator (ISO) purchased-power expense after mid-January 2001.  See Purchased Power table in Note 3 to the Consolidated Financial Statements in this quarterly report.

Federal law and CPUC orders required SCE to enter into contracts to purchase power from QFs at CPUC-mandated prices.  These contracts expire on various dates through 2025.  In 2002, purchased-power expense declined significantly, primarily due to lower payments to QFs.  Generally, energy payments for gas-fired QFs are tied to spot natural gas prices.  Effective May 2002, energy payments for renewable QFs are based on a fixed price.
During the first and second quarters of 2002, spot natural gas prices were significantly lower than the same periods in 2001.  The decrease in purchased-power expense related to bilateral contracts and interutility contracts was also due to the decrease in natural gas prices.

SCE has contracts with certain QFs in which EME has 49% - 50% ownership interests.  The terms and pricing of these contracts are approved by the CPUC.  SCE's power purchases from these facilities were $138 million and $221 million for the three and six months ended June 30, 2002, compared to $185 million and $350 million for the respective periods in 2001.  The decrease was attributable to the effect of lower gas prices in the QF pricing formula adopted by the CPUC.

PX/ISO purchased-power expense increased significantly between May 2000 and mid-January 2001, due to a number of factors, including increased demand for electricity in California, dramatic price increases for natural gas (a key input of electricity production), and problems in the structure and conduct of the PX and ISO markets.  In
December 2000, the FERC eliminated the requirement that SCE buy and sell all power through the PX and ISO.  Due to SCE's noncompliance with the PX's tariff requirement for posting collateral for all transactions, as a result of the downgrades in its credit rating, the PX suspended SCE's market trading privileges effective mid-January
2001. Although SCE has not purchased power from the PX since mid-January 2001, SCE continues to receive adjusting invoices for power purchased through the PX/ISO prior to mid-January 2001.  The increase for the three months ended June 30, 2002, in PX/ISO purchased power was partially due to these invoicing adjustments.

Provisions for regulatory adjustment clauses decreased for the second quarter of 2002, compared to the same period in 2001.  The second quarter decrease in the provisions was primarily due to the impact of SCE's implementation of CPUC decisions related to URG and the PBR mechanism, as well as the impact of other regulatory issues, all partially offset by overcollections used to reduce the PROACT balance.

As a result of the URG decision, SCE reestablished regulatory assets previously written off (approximately $1.1 billion) related to its nuclear plant investment, purchased-power settlements and flow through taxes, and decreased the PROACT balance by $256 million, all retroactive to January 1, 2002.  The impact of the URG decision is reflected in the financial statements as a credit (decrease) to the provisions for regulatory adjustment clauses of $644 million, partially offset by an increase in deferred income tax expense of $164 million, for a net credit to earnings of $480 million  (see URG Decision discussion).  As a result of the CPUC decision that modified the PBR mechanism, SCE recorded a $136 million credit (increase) to the provisions for regulatory adjustment clauses in the second quarter of 2002, to reflect undercollections in CPUC-authorized revenue resulting from changes in retail rates (see PBR Decision discussion).  The decreases discussed above were partially offset by overcollections related to the difference between SCE's revenue from retail electric rates
(including surcharges) and the costs that SCE is authorized by the CPUC to recover in retail electric rates.
These overcollections were used to reduce the PROACT balance.

Provisions for regulatory adjustment clauses increased for the six months ended June 30, 2002, compared to the respective period in 2001, as a result of overcollections used to reduce the PROACT balance, partially offset by the impact of the URG and PBR decisions discussed above.

Other operating and maintenance expense increased for the three- and six-month periods ended June 30, 2002, compared to the same periods in 2001.  The increases were primarily due to increases at SCE and EME, partially offset by decreases at Edison Capital and other non-utility subsidiaries.

Other operating and maintenance expense at SCE increased for the three- and six-month periods ended June 30,
2002, compared to the same periods in 2001, primarily due to increases resulting from ISO-related grid management expenses and expenses related to the San Onofre Unit 2 refueling outage that occurred during second quarter 2002.

EME's operating and maintenance expenses increased for both periods in 2002, primarily due to the consolidation of Contact Energy and higher lease costs related to the sale-leaseback commitments for Homer City.

Employees at EME's Illinois plants in union-represented positions are covered by collective bargaining agreements that expire December 31, 2005. EME is currently discussing with the union-represented employees their employee benefits agreement that expired on June 15, 2002. EME has accounted for postretirement benefits obligations on the basis of a substantive plan under an accounting standard for postretirement benefits other than pensions, which means that EME is assuming, for accounting purposes, that postretirement benefits will be provided to these employees following conclusion of negotiations, although there is no legal obligation to do so. If no postretirement benefits were provided, EME would treat this as a plan termination and record a gain. Negotiations are in process and are expected to be finalized by the end of 2002.

The decrease in operating and maintenance expense at Edison Capital and other non-utility subsidiaries was mainly due to the re-evaluation of the various reserve requirements during second quarter of 2002, and lower administrative and general expenses during the first six months of 2002 at Edison Capital, as well as lower operational costs due to the termination of a major contract at a nonutility subsidiary providing operation and maintenance services and another subsidiary's sale of nonutility real estate in 2001.

Depreciation, decommissioning and amortization expense increased for both the three- and six-month periods ended
June 30, 2002, as compared to the respective periods in 2001, mainly due to an increase in depreciation expense associated with SCE's distribution assets, as well as an increase related to SCE's nuclear decommissioning expense.  A 1994 CPUC decision allowed SCE to accelerate the recovery of its nuclear-related assets while deferring the recovery of its distribution-related assets for the same amount.  Beginning in January 2002, the
CPUC approved the commencement of recovery of SCE's deferred distribution asset.  In addition, the increases reflect amortization expense on the nuclear regulatory asset reestablished during second quarter 2002 based on the URG decision (discussed below).

Property and other taxes increased for the six-month period ended June 30, 2002, compared to the respective period in 2001, due to a reclassification at EME of foreign and domestic property taxes from plant operation expense.

Other Income and Deductions

Interest and dividend income increased for the three- and six-month periods ended June 30, 2002, compared to the respective periods in 2001.  The increases were mainly due to the interest income earned on the PROACT balance at
SCE.  The increases were partially offset by lower interest income due to lower average cash balances and lower interest rates at SCE, EME and Edison Capital during the second quarter of 2002, as compared to second quarter
2001.

Other nonoperating income decreased for both the three and six months ended June 30, 2002, compared to the year-earlier periods.  The decreases were primarily due to lower earnings from corporate-owned life insurance at
SCE, as well as a decrease at EME primarily related to foreign exchange losses on intercompany loans during 2002.

Interest expense - net of amounts capitalized decreased for the three and six months ended June 30, 2002, mainly due to lower short-term debt balances during 2002, partially offset by an increase in interest expense related to higher long-term debt balances at both SCE and MEHC in second quarter 2002.

Other nonoperating deductions decreased for the three and six months ended June 30, 2002, primarily due to lower accruals at SCE for regulatory matters in 2002, offset by an increase resulting from EME's minority interest expense arising from the consolidation of Contact Energy effective June 1, 2001, as a result of increasing ownership to majority control.

Income Taxes

Income tax expense increased for the three- and six-month periods in 2002, primarily due to the income tax benefit SCE recorded in 2001 related to its power procurement cost undercollection and the deferred income tax expense associated with the reestablishment of generation-related regulatory assets upon implementation of the
URG decision.  The effective income tax rate for both periods decreased as a result of this benefit.

Earnings (Loss) from Discontinued Operations

Edison International recorded earnings from discontinued operations of $3 million for both the three- and six-month periods ended June 30, 2002, due to an insurance recovery at EME for claims filed prior to the sale of the Ferrybridge and Fiddler's Ferry coal stations.  Edison International recorded losses from discontinued
operations of $161 million and $148 million, respectively for the three- and six-month periods ended June 30,
2001.  EME recorded losses from discontinued operations of $41 million and $22 million, respectively, at the
Ferrybridge and Fiddler's Ferry coal stations located in the U.K., which were sold later in 2001.  Edison
Enterprises (a nonutility subsidiary of Edison International that formerly provided retail services) recorded losses from discontinued operations of $120 million and $126 million, respectively, for the three- and six-month periods ended June 30, 2001, reflecting operating losses and a $117 million impairment charge in the second quarter of 2001 from the sale of the majority of its assets.

FINANCIAL CONDITION

The liquidity of Edison International is affected primarily by debt maturities, access to capital markets, dividend payments, capital expenditures, lease obligations, asset purchases and sales, investments in partnerships and unconsolidated subsidiaries, credit ratings, utility regulation and energy market conditions.
Capital resources primarily consist of cash from operations, asset sales and external financings.  California law prohibits SCE from incurring or guaranteeing debt for its nonutility affiliates.

At June 30, 2002, Edison International's principal subsidiaries had $681 million of borrowing capacity available under lines of credit totaling $1.1 billion. SCE has drawn on its entire $300 million line of credit, which expires March 2004.  EME had borrowing capacity of $681 million available to finance general cash requirements, under its total lines of credit of $750 million, which includes a one-year $538 million component that expires
September 2002, and a three-year $212 million component that expires September 2004.  The lines of credit, when available could be drawn down at bank index rates.  In April 2002, Edison Capital terminated its bank facility after paying it off in full.

The parent company's short-term and long-term debt has been used for general corporate purposes, including investments in its subsidiaries' business activities.  The parent company currently has no short-term debt outstanding.  EME's short-term and long-term debt was used to finance acquisitions and development, and is currently used for general corporate purposes.  MEHC's long-term debt was used to retire some of Edison
International's debt.  Edison Capital's short-term and long-term debt has been used for general corporate purposes, as well as investments.  SCE's short-term debt is currently used to finance procurement-related obligations.  Long-term debt is used mainly to finance capital expenditures.  External financings are influenced by market conditions and other factors.

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

In January 2002, the CPUC adopted a resolution implementing a settlement agreement with SCE. Based on the rights to power procurement cost recovery and revenue established by the agreement and the PROACT resolution, SCE repaid its undisputed past-due obligations and near-term debt maturities in March 2002, using cash on hand resulting from rate increases approved by the CPUC in 2001, and the proceeds of $1.6 billion in senior secured credit facilities and the remarketing of $196 million in pollution-control bonds.  The $1.6 billion financing included a
$600 million, one-year term loan; due on March 3, 2003.  SCE has notified the administrative agent that it will repay $300 million of this loan on August 14, 2002.

SCE expects to meet its continuing obligations in 2002 from remaining cash on hand and future operating cash flows.  Material factors affecting the timing of recovery of the PROACT balance are discussed below in PROACT
Regulatory Asset.  SCE's liquidity after 2002, may, among other things, be affected by matters described in the
CPUC Litigation Settlement Agreement and the Generation Procurement Proceeding sections.

EME's Liquidity Issues

Historical Distributions Received By EME
----------------------------------------

The following table is presented as an aid in understanding the cash flow of EME and its various subsidiary holding companies which depend on distributions from subsidiaries and affiliates to fund general and administrative costs and interest costs of recourse debt.  Distributions for the first six months of each year are not necessarily indicative of annual distributions due to the seasonal fluctuations in EME's business.

                                                                                    Six Months Ended
                                                                                        June 30,
        -------------------------------------------------------------------- --------------- --------------
        In millions                                                               2002           2001
        -------------------------------------------------------------------- --------------- --------------
        Distributions from Consolidated Operating Projects:
           Edison Mission Midwest Holdings (Illinois Plants)                  $     --        $     --
           EME Homer City Generation L.P. (Homer City facilities)                   --            43.7
           First Hydro Holdings                                                     --            51.6
           Holding companies of other consolidated operating
              projects                                                              4.3            0.3

        Distributions from Non-Consolidated Operating Projects:
           Distributions from Big 4 projects(1)                                    82.0             --
           Distributions from Four Star Oil and Gas Company                        21.0           40.7
           Distributions from other non-consolidated operating
              projects                                                             29.4           14.3
        -------------------------------------------------------------------- --------------- --------------
        Total Distributions                                                   $   136.7       $  150.6
        -------------------------------------------------------------------- --------------- --------------

         (1) The Big 4 projects are comprised of investments in the Kern River project, Midway-Sunset project, Sycamore project and Watson project.  Distributions do not include either capital contributions made during the California energy crisis or the return of the capital subsequently.  Distributions reflect the amount received by EME after debt service payments by
             EME Funding Corp.

Changes in distributions between the six-month periods were due to:

o   Lower market prices for energy and capacity and major unplanned outages at the Homer City facilities during the first half of 2002.

o   Lower profitability of the First Hydro project.

o   Current payment during the first half of 2002 of accounts receivable by the Big 4 Projects from SCE , compared to delayed payment during the first half of 2001 as a result of the California energy crisis.

o   Lower profitability in 2002 of Four Star Oil and Gas Company due to lower natural gas prices.

o   Higher distributions from EME's partnership interests in other California partnerships.

Restricted Assets of EME's Subsidiaries
---------------------------------------

Each of EME's direct or indirect subsidiaries is organized as a legal entity separate and apart from EME and its other subsidiaries.  Assets of EME's subsidiaries are not available to satisfy its obligations or the obligations of any of its other subsidiaries.  However, unrestricted cash or other assets that are available for distribution may, subject to applicable law and the terms of financing arrangements of the parties, be advanced, loaned, paid as dividends or otherwise distributed or contributed to EME or to an EME affiliate.  Set forth below is a description of covenants binding EME's principal subsidiaries, that may restrict the ability of those entities to make distributions to EME directly or indirectly through the other holding companies owned by EME:

Edison Mission Midwest Holdings (Illinois Plants)
-------------------------------------------------

Edison Mission Midwest Holdings is the borrower under a $1.9 billion credit facility with a group of commercial banks.  The funds borrowed under this facility were used to fund the acquisition of the Illinois plants and provide working capital to such operations.  Midwest Generation LLC, a wholly owned subsidiary of Edison Mission
Midwest Holdings, owns, leases or operates the Illinois plants.  Midwest Generation entered into sale-leaseback transactions for the Collins Station as part of the original acquisition and for the Powerton Station and the Joliet Station in August 2000.  In order to make a distribution from Edison Mission Midwest Holdings to EME, Edison Mission Midwest Holdings and Midwest Generation must be in compliance with the covenants specified in these agreements, including the following financial performance requirements measured on the date of distribution:

     1.  At the end of each quarter, the debt service coverage ratio for the prior twelve-month period (taken as a whole) must be greater than 1.75 to 1.  The debt service coverage ratio is defined as cash receipts from sales less cash disbursements for operating expenses and required capital expenditures divided by the aggregate of the amounts due under the credit facility and the Collins lease.

     2.  The debt service coverage ratio projected for each of the next two twelve-month periods must be greater than 1.75 to 1.

     3.  The debt-to-capital ratio must be no greater than 0.60 to 1.

     4.  Credit ratings of long-term debt of Edison Mission Midwest Holdings must be investment grade.  See EME's
         Credit Ratings section for further discussion regarding the impact of a downgrade on the ability of
         Edison Mission Midwest Holdings to make distributions to EME.

Edison Mission Midwest Holdings must also maintain a debt service coverage ratio for the prior twelve-month period of at least 1.50 to 1 as long as the power purchase agreements with ExGen represent 50% or more of Edison
Mission Midwest Holdings' and its subsidiaries' revenue.  If the power purchase agreements with ExGen represent less than 50% of Edison Mission Midwest Holdings' and its subsidiaries' revenue, it must maintain a debt service coverage ratio of at least 1.75 to 1.  Failure to meet such historical debt service coverage ratio is an event of default under the credit agreement and Collins lease agreements, which, upon a vote by a majority of the lenders to accelerate the due date of the obligations of Edison Mission Midwest Holdings or associated with the Collins lease, may result in an event of default under the Powerton and Joliet leases.

There are no restrictions on the ability of Midwest Generation to make payments on the outstanding intercompany loans from its affiliate Edison Mission Overseas (which is also a subsidiary of Edison Mission Midwest Holdings)
or to make distributions directly to Edison Mission Midwest Holdings.

At June 30, 2002, Edison Mission Midwest Holdings met the historical financial performance measures.  However, as a result of lower wholesale energy prices and the possible downgrade of Edison Mission Midwest Holdings' credit rating, EME cannot predict at this time whether Edison Mission Midwest Holdings expects to meet the forward looking tests or ratings requirements on distribution dates in the future.  If Edison Mission Midwest Holdings is unable to meet the forward looking tests or rating requirements, EME would be unable to receive distributions of cash from Edison Mission Midwest Holdings on the next distribution date (October 1, 2002), notwithstanding the projected availability of $138 million of cash for distribution on that date.

EME Homer City Generation L.P.
------------------------------

EME Homer City Generation L.P. completed a sale-leaseback of the Homer City facilities in December 2001.  In order to make a distribution, EME Homer City must be in compliance with the covenants specified in the lease agreements, including the following financial performance requirements measured on the date of distribution:

     1.  At the end of each quarter, the senior rent service coverage ratio for the prior twelve-month period
         (taken as a whole) must be greater than 1.7 to 1.  The senior rent service coverage ratio is defined as all income and receipts of EME Homer City less amounts paid for operating expenses, required capital expenditures, taxes and financing fees divided by the aggregate amount of the debt portion of the rent, plus fees, expenses and indemnities due and payable with respect to the lessor's debt service reserve letter of credit.

     2.  At the end of each quarter, the equity and debt portions of rent then due and payable must have been paid.

     3.  The senior rent service coverage ratio (discussed in item 1 above) projected for each of the following two twelve-month periods must be greater than 1.7 to 1.

     4.  No more than two rent default events may have occurred, whether or not cured.  A rent default event is defined as the failure to pay the equity portion of the rent within five business days of when it is due.

At June 30, 2002, EME Homer City met the above financial performance measures.  However, as a result of lower wholesale prices of electricity and the adverse impact of the plant outages during the first half of 2002, EME does not expect EME Homer City to have funds available for distributions to EME in 2002.

First Hydro Holdings
--------------------

A subsidiary of First Hydro Holdings, First Hydro Finance plc, is the borrower of(pound)400 million of Guaranteed
Secured Bonds due in 2021. In order to make a distribution, First Hydro Finance must be in compliance with the covenants specified in its bond indenture, including the following financial performance requirement:

o   As determined on June 30 and December 31 of each year, the ratio of net revenue (which is generally the consolidated profit of First Hydro Holdings and its subsidiaries before tax) to interest payable on the
    Guaranteed Secured Bonds for the prior twelve-month period (taken as a whole) must be greater than 1.2 to 1.

First Hydro's interest coverage ratio must exceed a minimum default threshold included in the Guaranteed Secured
Bonds. When measured for the twelve-month period ended June 30, 2002, First Hydro's interest coverage ratio was above the default threshold but was below the threshold required to permit distributions.  EME believes that should market and trading conditions experienced thus far in 2002 be sustained for the balance of the year, First
Hydro's interest coverage ratio will also be above the distribution threshold when measured for the twelve-month period ended December 31, 2002.  Compliance by First Hydro with these and other requirements of its bond financing documents is subject, however, to market conditions for the sale of energy and ancillary services.

Edison Mission Energy Funding Corp. (Big 4 Projects)
----------------------------------------------------

EME's subsidiaries, which EME refers to as the Guarantors, that hold its interests in the Big 4 Projects completed a $450 million secured financing in December 1996.  Edison Mission Energy Funding Corp., a special purpose Delaware corporation, issued notes ($260 million) and bonds ($190 million), the net proceeds of which were lent to the Guarantors in exchange for a note.  The Guarantors have pledged their ownership interests in the
Big 4 Projects to Edison Mission Energy Funding as collateral for the note.  All distributions receivable by the
Guarantors from the Big 4 Projects are deposited into a trust account from which debt service payments are made on the obligations of Edison Mission Energy Funding and from which distributions may be made to EME if Edison
Mission Energy Funding is in compliance with the terms of the covenants in its financing documents, including the following requirements measured on the date of distribution:

     1.  The debt service coverage ratio for the preceding four fiscal quarters is at least 1.25 to 1.

     2.  The debt service coverage ratio projected for the succeeding four fiscal quarters is at least
         1.25 to 1.

The debt service coverage ratio is determined by the amount of distributions received by the Guarantors from the
Big 4 Projects during the relevant quarter divided by the debt service (principal and interest) on Edison Mission
Energy Funding's notes and bonds paid or due in the relevant quarter.  At June 30, 2002,

there were no restrictions under these covenants on EME's ability to receive distributions. Although the credit ratings of Edison Mission Energy Funding's notes and bonds were recently subject to a downgrade to below investment grade, this will have no effect on the ability of the Guarantors to make distributions to EME.

Other Matters Related to Distributions from EME's Subsidiaries or Affiliates
----------------------------------------------------------------------------

Paiton Project - Paiton Energy and the state-owned electric utility company have completed negotiations on an amendment to the power purchase agreement which incorporates the terms and conditions of the binding term sheet into the power purchase agreement.  While the project lenders have approved the binding term sheet, Paiton Energy has yet to obtain approval of the amendment to the power purchase agreement by the project lenders.  Paiton
Energy and its lenders have initiated negotiations on a restructuring of the senior debt which takes into account the revised payment terms as agreed in the amendment to the power purchase agreement.  Distributions from the project will not occur until restructuring of the senior debt has been completed, and in any case, are not likely to commence until at least 2005.

Loy Yang B Project - During 2001, EME began construction of a 300 MW gas-fired peaker plant located adjacent to the Loy Yang B coal-fired power plant site, which EME refers to as the Valley Power Peaker project.  The peaker units will service peaking demand within the National Energy Market of Eastern Australia and, specifically, within the State of Victoria by selling the output of the peakers directly into the pool and by entering into financial contracts related to pool prices with other power generators and distribution businesses.  EME completed the construction of the peaker plant during the first half of 2002.  EME financed construction of the project in part through an interim financing which it is in the process of replacing with long-term financing.
Until the long-term financing is completed, EME is not permitted to make cash distributions, which it would otherwise have been able to make, from the Loy Yang B project. EME expects that the long-term financing of the project will be completed prior to September 30, 2002.

Doga Project - A distribution of approximately $20 million from the Doga project has been approved by project lenders.  EME is in discussions with its minority partner on the most efficient means of making a distribution from this project and expects that this will be completed by the end of 2002.

Lakeland Project - With the introduction of the new electricity trading arrangements and the U.K. government's so-called transfer scheme, the Lakeland power sales agreement and related documents required amendment to be consistent with the procedures under the new trading arrangements and to implement the separation of the supply and distribution businesses of the counterparty to the power sales agreement mandated by the transfer scheme.
These amendments require lender approval without which no distributions are permitted from the project.  EME is currently seeking approval of agreed amendments and anticipate that the approval process will be completed no later than October 2002 and that distributions will then be made.  As of June 30, 2002, approximately $18 million was otherwise available for distribution.

ISAB Project - EME owns a 49% interest in the ISAB project in Italy.  The project has recently renewed its insurance coverage which, because of the events of September 11, 2001, and the resulting constraints in the insurance industry, is not compliant with the insurance requirements set out in the facility loan documentation.
While EME believes the coverage obtained is the maximum available at the current time at reasonable commercial rates, deviations from the specified coverages nevertheless require approval of the lending group.  Additionally,
EME's partner in the project wishes to transfer its ownership of certain of the project-related assets to an affiliate company and is seeking lender approval for this.  Finally, the project is required to provide the lending group periodically with a long-term forecast which is used to determine the loan life coverage ratio based on, among other things, a set of technical assumptions for the project which must be approved by the technical adviser to the lenders. In part because of the overall group-wide cost analysis being undertaken by
EME, preparation of the technical assumptions has been delayed beyond its due date, thereby delaying preparation of the forecast and the calculation of the loan life coverage ratio.  EME does not expect to receive distributions from the project until these issues have

been resolved with the project's lending group. It is anticipated that these matters will be resolved by
December 31, 2002.

Ability of EME to Pay Dividends

EME's articles of incorporation and bylaws contain restrictions on its ability to declare or pay dividends or distributions. These restrictions require the unanimous approval of its board of directors, including at least one independent director, before it can declare or pay dividends or distributions, unless either of the following are true:

o   EME then has investment grade ratings with respect to its senior unsecured long-term debt and receives rating agency confirmation that the dividend or distribution will not result in a downgrade; or

o   such dividends and distributions do not exceed $32.5 million in any fiscal quarter and EME then meets an interest coverage ratio of not less than 2.2 to 1 for the immediately preceding four fiscal quarters.

EME's interest coverage ratio for the four quarters ended June 30, 2002 was 1.93 to 1.  See further details of
EME's financial ratios below.  Accordingly, until EME's interest coverage ratio exceeds 2.2 to 1 for the immediately preceding four quarters, it can only pay dividends to MEHC if it has an investment grade rating and has received rating agency confirmation that a dividend will not result in a downgrade or has received unanimous approval of its board of directors, including its independent director.  EME has not paid or declared a dividend to MEHC during the first half of 2002 and, based on the current expectations, does not expect to make any distributions during the remainder of 2002 and 2003.

EME's Financial Ratios

EME and its principal bank lenders use two primary financial ratios: a recourse debt to recourse capital ratio and an interest coverage ratio.  These ratios are determined in accordance with financial covenants that have been included in EME's corporate credit facilities and are not determined in accordance with generally accepted accounting principles as reflected in its Consolidated Statements of Cash Flows.  While the ratios included in
EME's corporate credit facilities are designed to measure the leverage and ability of EME to meet its debt service obligations, they do not measure the liquidity or ability of EME's subsidiaries to meet their debt service obligations.  Furthermore, these ratios are not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculations.

EME's corporate credit facilities include covenants tied to these financial ratios(1):

                                            Actual at
Financial Ratio           Covenant        June 30, 2002                      Description
----------------------------------------------------------------------------------------------------------
Recourse Debt to        Less than or          62.4%         Ratio of (a) senior recourse debt to (b) sum
Recourse Capital        equal to 67.5%                      of (i) shareholder's equity per EME's
Ratio                                                       balance sheet adjusted by comprehensive
                                                            income after December 31, 1999, plus (ii)
                                                            senior recourse debt

Interest Coverage       Greater than       1.93 to 1.00     For prior 12-month period, ratio of (a)
Ratio                    or equal to                        funds flow from operations to (b) interest
                        1.50 to 1.00                        expense on senior recourse debt
----------------------------------------------------------------------------------------------------------

      (1) EME's corporate credit facilities and corporate debt securities include a Tangible Net Worth Covenant, which is determined based on EME's shareholder's equity adjusted for changes in other comprehensive income after December 31, 1999.  At June 30, 2002, EME's tangible net worth as determined in accordance with the covenant was $968 million, which exceeds the covenant requirement of $615 million.

At June 30, 2002, EME met the above financial covenants.  The actual interest coverage ratio during 2001 and the twelve months ended June 30, 2002, was adversely affected by the operating results of the Ferrybridge and
Fiddler's Ferry projects in the U.K.  The interest coverage ratio, excluding the activities of the Ferrybridge and
Fiddler's Ferry projects, was 2.06 to 1 for the twelve months ended June 30, 2002.  Compliance with these covenants is subject to future financial performance, including items that are beyond EME's control.

Discussion of Recourse Debt to Recourse Capital Ratio
-----------------------------------------------------

The recourse debt to recourse capital ratio of EME at June 30, 2002, and December 31, 2001, was calculated as follows:

                                                            June 30,            December 31,
In millions                                                   2002                 2001
----------------------------------------------------- --------------------- ----------------------
Recourse Debt(1)
    Corporate Credit Facilities                            $    76.7            $   203.6
    Senior Notes                                             1,600.0              1,700.0
    Guarantee of termination value of
       Powerton/Joliet operating leases                      1,442.5              1,431.9
    Coal and Capex Facility                                    172.0                251.6
    Other                                                       45.5                 46.3
----------------------------------------------------- --------------------- ----------------------
    Total Recourse Debt to EME                               3,336.7              3,633.4
Adjusted Shareholder's Equity(2)                             2,008.5              2,039.0
Recourse Capital(3)                                        $ 5,345.2            $ 5,672.4
----------------------------------------------------- --------------------- ----------------------
Recourse Debt to Recourse Capital Ratio                        62.4%                64.1%
----------------------------------------------------- --------------------- ----------------------

         (1)  Recourse debt means senior direct obligations of EME or obligations related to indebtedness or rental expenses of one of its subsidiaries for which EME has provided a guarantee.

         (2)  Adjusted Shareholder's Equity is defined as the sum of total shareholder's equity and equity preferred securities, less changes in accumulated other comprehensive gain or loss after December 31, 1999.

         (3)  Recourse Capital is defined as the sum of adjusted shareholder's equity and recourse debt.

During the six months ended June 30, 2002, the recourse debt to recourse capital ratio improved due to:

o   reduction in the utilization of EME's corporate credit facility. EME paid off the $80 million that was outstanding at December 31, 2001 and reduced the letters of credit issued under the credit facility by
    $60 million;

o   final repayment of the $100 million senior notes in June 2002; and

o   payments on a Coal and Capex facility with proceeds from Ferrybridge and Fiddler's Ferry working capital settlements that occurred after the divestiture.

During 2001, the recourse debt to recourse capital ratio was adversely affected by a decrease in EME's shareholder's equity from $1.1 billion of after-tax losses, attributable to the loss on sale of EME's

Ferrybridge and Fiddler's Ferry coal-fired power plants located in the U.K.  EME sold the Ferrybridge and
Fiddler's Ferry power plants in December 2001 due, in part, to the adverse impact of the negative cash flow pertaining to these plants.

Discussion of Interest Coverage Ratio
-------------------------------------

The following table sets forth the major components of EME's interest coverage ratio for the twelve months ended
June 30, 2002, and the year ended December 31, 2001:

                                                                              June 30,         December 31,
In millions                                                                     2002               2001
-------------------------------------------------------------------------- ---------------- -------------------
Funds Flow from Operations:
     Operating Cash Flow(1) from Consolidated Operating
         Projects(2):
         Illinois Plants                                                     $   284.7         $    201.3
         Homer City                                                              101.8              175.2
         Ferrybridge and Fiddler's Ferry                                         (57.8)            (104.5)
         First Hydro                                                              50.6               45.9
     Other consolidated operating projects                                        64.7               64.1
     Trading and price risk management                                             8.8               28.2
     Distributions from non-consolidated Big 4 projects(3)                       210.9              128.8
     Distributions from other non-consolidated operating projects                 88.8               93.5
     Interest income                                                               6.4                9.0
     Operating expenses                                                         (154.3)            (143.1)
-------------------------------------------------------------------------- ---------------- -------------------
         Total funds flow from operations                                    $   604.6         $    498.4
-------------------------------------------------------------------------- ---------------- -------------------
Interest Expense:
     From obligations to unrelated third parties                             $   198.2         $    188.7
     From notes payable to Midwest Generation                                    115.1              116.1
-------------------------------------------------------------------------- ---------------- -------------------
         Total interest expense                                              $   313.3         $    304.8
-------------------------------------------------------------------------- ---------------- -------------------
Interest Coverage Ratio                                                           1.93               1.64
-------------------------------------------------------------------------- ---------------- -------------------

     (1) Operating cash flow is defined as revenue less operating expenses, foreign taxes paid and project debt service.  Operating cash flow does not include capital expenditures or the difference between cash payments under EME's long-term leases and lease expenses recorded in its income statement.  EME expects its cash payments under its long-term power plant leases to be higher than its lease expense through
         2014.

     (2) Consolidated operating projects are entities of which EME owns more than a 50% interest and, thus, include the operating results and cash flows in EME's consolidated financial statements.
         Non-consolidated operating projects are entities of which EME owns 50% or less and which EME accounts for on the equity method.

     (3) The Big 4 projects are comprised of investments in the Kern River project, Midway-Sunset project,
         Sycamore project and Watson project.

The major factors affecting funds flow from operations during the twelve months ended June 30, 2002, compared to the year ended December 31, 2001, were:

o   Lower market prices for energy and capacity and major unplanned outages at the Homer City facilities.

o   Decline in fuel costs, lower operating expenses, and higher capacity revenue for the Illinois plants.

o   As a result of the sale of the Ferrybridge and Fiddler's Ferry plants in December 2001, EME did not incur negative cash flow from this project in the quarter ended June 30, 2002.  However,

    since the interest coverage ratio test measures the prior four quarters, this project will still affect the ratio until the quarter ended December 31, 2002.

o   Distributions from EME's investments in partnerships subsequent to their receipt of payments of past due accounts receivable from SCE.

Interest expense increased $9 million during the twelve months ended June 30, 2002, from the year ended
December 31, 2001, as a result of:

o   an increase in borrowing costs from refinancing short-term debt with 2001 issuances of $1 billion long-term fixed rate debt as well as higher interest margins on EME's corporate credit facilities; and

o   including Coal and Capex Facility interest expense as corporate interest expense after the divestiture of Ferrybridge and Fiddler's Ferry in December 2001-prior to the sale, this interest expense was classified as part of Operating Cash Flow of this project.

EME's Credit Ratings

To isolate itself from the impact of the California power crisis on Edison International and SCE, and to facilitate its ability and the ability of its subsidiaries to maintain its respective investment grade credit ratings, on January 17, 2001, EME amended its articles of incorporation and its bylaws to include so-called ring-fencing provisions.  These ring-fencing provisions are intended to preserve EME as a stand-alone investment grade rated entity.  These provisions require the unanimous approval of its board of directors, including at least one independent director, before EME can do any of the following:

o    declare or pay dividends or distributions unless either of the following are true: EME then has an investment grade credit rating and receives rating agency confirmation that the dividend or distribution will not result in a downgrade; or the dividends do not exceed $32.5 million in any fiscal quarter and EME meets an interest coverage ratio (calculated as described under Discussion of Interest
     Coverage Ratio) of not less than 2.2 to 1 for the immediately preceding four fiscal quarters.

o    institute or consent to bankruptcy, insolvency or similar proceedings or actions; or consolidate or merge with any entity or transfer substantially all EME's assets to any entity, except to an entity that is subject to similar restrictions.

In January 2001, Moody's and Standard & Poor's downgraded EME's senior unsecured credit ratings to Baa3 from Baa1 and to BBB- from A-, respectively.  On July 3, 2002, Moody's placed under review for possible downgrade MEHC's rating (senior secured at Ba3), and the ratings of EME (senior unsecured at Baa3), and EME's wholly owned indirect subsidiaries, Edison Mission Midwest Holdings Co. (bank facility at Baa2) and Midwest Generation, LLC
(lessor bonds at Baa2).  On July 25, 2002, Standard & Poor's changed its outlook to negative from stable on its
BBB- corporate credit ratings of EME, Edison Mission Midwest Holdings Co., and Edison Mission Marketing and
Trading.  In addition, Standard & Poor's changed its outlook to negative from stable on its BBB- ratings on the lessor bonds of the Homer City lease and the lessor bonds of the Powerton and Joliet leases.  On August 7, 2002,
Standard & Poor's lowered its senior unsecured credit rating on Edison Mission Energy Funding Corp. to BB from
BBB-.  There is no assurance that Moody's and Standard & Poor's will not downgrade these credit ratings below investment grade.

If the credit rating of EME is downgraded below investment grade, EME could be required to, among other things:

o    provide additional collateral in the form of letters of credit or cash for the benefit of counterparties in its domestic trading and price risk management activities related to accounts receivable and unrealized losses ($7 million at June 30, 2002); and

o    post a letter of credit or cash collateral to support its $49 million equity contribution obligation in connection with its acquisition in February 2001 of a 50% interest in the CBK Power Co. Ltd.

     project in the Philippines, which equity contribution would otherwise be payable commencing after full drawdown of the debt facility currently scheduled for late 2002.

More generally, a downgrade of EME's credit ratings below investment grade could increase its cost of capital, increase its credit support obligations, affect its ability to meet debt service coverage and other financial ratios specified in various financing agreements binding on it and its subsidiaries, make efforts to raise capital more difficult and have an adverse impact on EME and its subsidiaries.  In addition, in order to continue to market the power from its Illinois plants, Homer City facilities and First Hydro plants in the U.K. as well as purchase natural gas or fuel oil at its Illinois Plants, EME may be required to provide substantial additional credit support in the form of letters of credit or cash.  Finally, changes in forward market prices and margining requirements could further increase the need for credit support for EME's trading and risk management activities.

Possible Downgrade of Edison Mission Midwest Holdings
-----------------------------------------------------

In the event of a downgrade of Edison Mission Midwest Holdings below investment grade, provisions in the agreements binding on Edison Mission Midwest Holdings and Midwest Generation would limit the ability of Edison
Mission Midwest Holdings to use excess cash flow to make distributions to EME.  The following table summarizes the provisions restricting cash distributions (sometimes referred to as cash traps) and the related changes in the cost of borrowing by Edison Mission Midwest Holdings under the applicable financing agreements:

                                             Cost of Borrowing
       S&P Rating      Moody's Rating            Margin                        Cash Trap
   -------------------- ------------------- ------------------- ----------------------------------------------
                                             (based on LIBOR)

     BBB- or higher       Baa3 or higher           150          No cash trap
           BB+                 Ba1                 225          50% free cash trapped until six month
                                                                debt service reserve is funded
           BB                  Ba2                 275          100% of free cash trapped
           BB-                 Ba3                 325          100% of free cash trapped
           B+                   B1                 325          100% cash sweep by lenders to repay debt
                                                                (excess free cash required to be used to
                                                                repay debt)
   -------------------- ------------------- ------------------- ----------------------------------------------

As part of the sale-leaseback of the Powerton and Joliet power stations, Midwest Generation loaned the proceeds
($1,367 million) to EME in exchange for promissory notes in the same aggregate amount.  Debt service payments by
EME on the promissory notes are used by Midwest Generation to meet its payment obligations under these leases.
Furthermore, EME has guaranteed the lease obligations of Midwest Generation under these leases.  EME's obligations under the promissory notes payable to Midwest Generation are general obligations of EME and are not contingent upon receiving distributions from Edison Mission Midwest Holdings.  See Edison Mission Midwest
Holdings (Illinois Plants) section for a discussion of implications for the Powerton and Joliet leases.

Possible Downgrade of Edison Mission Marketing & Trading
--------------------------------------------------------

Pursuant to the Homer City sale-leaseback documents, a downgrade of Edison Mission Marketing & Trading to below investment grade would restrict the ability of EME Homer City Generation to sell forward the output of the Homer
City facilities.  Under the sale-leaseback documents, EME Homer City Generation may only engage in permitted trading activities as defined in the documents.  These documents include a requirement that the counterparty to such transactions, and EME Homer City Generation, if acting as seller to an unaffiliated third party, be investment grade.  EME currently sells all of the output from the Homer City facilities through Edison Mission
Marketing & Trading, and EME Homer City Generation is not rated.  Therefore, in order for EME to continue to sell forward the output of the Homer City facilities in the event of a downgrade in Edison Mission Marketing &
Trading's credit, either:  (1) EME must obtain a

waiver from the sale-leaseback owner participant to permit EME Homer City Generation to sell directly into the market or through Edison Mission Marketing & Trading; or (2) Edison Mission Marketing & Trading must provide assurances of performance consistent with the investment grade requirements of the sale-leaseback documents.  EME is permitted to sell the output of the Homer City facilities into the Pennsylvania-New Jersey-Maryland Power Pool
(PJM) at any time.  See Homer City Facilities discussion in Market Risk Exposures.

EME Financing Plans

EME Corporate Financing Plans
-----------------------------

EME has a $750 million corporate credit facility which includes a one-year $538 million component, Tranche A, that expires on September 17, 2002, and a three-year $212 million component, Tranche B, that expires on September
17, 2004.  At June 30, 2002, EME had borrowing capacity under this facility of $681 million and corporate cash and cash equivalents of $31 million.  EME plans to utilize the corporate credit facilities to fund corporate expenses, including interest, during 2002, as necessary depending on the timing and amount of distributions from its subsidiaries.  During the first quarter of 2002, cash flow included distributions from its investments in partnerships made subsequent to their receipt of payments of past due accounts receivable from SCE on March 1,
2002.  Total amounts paid to these partnerships by SCE was $415 million, of which EME's share was $206 million.
In addition, EME received $211 million in tax-allocation payments from the parent company, which included
$73 million related to the amount due at December 31, 2001, and $138 million as an estimated tax-allocation payment for 2002.  EME expects to receive approximately $146 million in tax-allocation payments during the remainder of 2002.  Furthermore, EME expects to receive tax-allocation payments during 2003 of approximately
$200 million.  These payments and cash distributions from its subsidiaries represent major sources of cash of EME to meet its cash requirements.  The timing and amount of distributions from EME's subsidiaries may be affected by many factors beyond its control, some of which are described under the Restricted Assets of EME's Subsidiaries section.  In addition, the timing and amount of tax-allocation payments are dependent on the consolidated taxable income of Edison International and its subsidiaries.

In addition, EME plans to seek a new $300 million to $400 million corporate facility with financial institutions by September 17, 2002, as a replacement of Tranche A of its existing corporate facility.  EME is aware that a number of merchant energy companies have recently been in discussions with their lenders regarding new credit facilities or extensions to their existing lines of credit. EME understands that, as a result of market conditions surrounding these companies, they have been either unable to renew, extend or otherwise enter into similar credit facilities or have entered into new or amended credit facilities with a reduced size, increased cost of borrowing and more restrictive terms.  Accordingly, there is no assurance that EME will be able to enter into a new line of credit or, if EME is able to enter into a new or extended line of credit, that the amount and the terms would not be substantially different from those under its current credit facility. Tranche B of EME's corporate facility ($212 million) does not expire until September 17, 2004.

EME Subsidiary Financing Plans
------------------------------

The estimated capital and construction expenditures of EME's subsidiaries for the remaining two quarters of 2002 are $98 million.  These expenditures are planned to be financed by existing subsidiary credit agreements and cash generated from their operations, except with respect to the Homer City project.  Under the Homer City sale-leaseback agreements, EME has committed to provide funds for capital expenditures needed by the power plant.  EME expects to contribute $23 million in 2002 to fund the estimated capital expenditures of this project, of which $13 million was contributed during the first half of 2002.

EME has anticipated that upgrades to environmental controls at the Illinois Plants to reduce nitrogen oxide emissions would result in expenditures of approximately $318 million for the period 2003-2005.  As a result of changes in the merchant energy marketplace, EME is evaluating its capital expenditure program, including environmental improvements.  At June 30, 2002, EME had capitalized $34 million as construction in progress related to environmental improvements.  EME is currently updating its capital expenditure program and evaluating whether to proceed, delay or cancel individual projects.  EME expects to complete the update of its capital expenditure program by the end of 2002.

Pursuant to the acquisition documents for the purchase of generating assets from Commonwealth Edison, EME's subsidiary committed to install one or more gas-fired electric generating units having an additional gross dependable capacity of 500 MW at or adjacent to an existing power plant site in Chicago.  The acquisition documents require that commercial operation of this project commence by December 15, 2003.  Due to additional capacity for new gas-fired generation in the Mid-America Interconnected Network (generally referred to as MAIN)
region and the improved reliability of power generation in the Chicago area, EME has undertaken preliminary discussion with Commonwealth Edison, ExGen, and the City of Chicago regarding alternatives to construction of 500
MW of capacity which EME does not believe is needed at this time.  If EME were to install this additional capacity, it estimates that the cost could be as much as $320 million.

On August 9, 2002, EME exercised its option to purchase the Illinois peaker power units that were subject to a lease with a third-party lessor.  This operating lease was structured to maintain a minimum amount of equity (3%
of the acquisition price) for the duration of the lease term in accordance with existing guidance for leases involving special purpose entities (sometimes referred to as synthetic leases).  This transaction represents the only synthetic lease that EME had outstanding at June 30, 2002. The exercise of the purchase option resulted in the payment of $300 million to the owner-lessor, of which EME received $255 million as repayment of the note receivable held by EME.  Accordingly, the net cash outlay required to exercise the purchase option was
$45 million.  The purchase of these peaker units will be recorded as an asset and depreciated over their estimated useful lives.

EME has commitments to purchase three turbines for a new gas-fired project. These turbines are planned to be used to meet EME's additional gas-fired generation obligations at the Illinois plants, or for a new development project.
The amount capitalized at June 30, 2002, related to these three turbines was $75 million.  Due to continued changes in the wholesale energy markets and discussions regarding the additional gas-fired generation obligation at the Illinois plants (as discussed above), EME is evaluating whether to consummate the purchase of these turbines and maintain them in storage until market conditions improve or cancel the equipment purchase contracts.  If EME cancels the contracts, under the terms of the purchase contracts, EME would be entitled to recover amounts paid in excess of
50% of the turbine purchase price, but it would also result in a pre-tax loss of $61 million.  EME expects to make a decision regarding the plan for these turbines by September 30, 2002.

Valley Power Peaker Project
---------------------------

During 2001, EME began construction of the Valley Peaker project, a 300 MW gas-fired peaker plant located adjacent to the Loy Yang B coal-fired power plant site in Australia.  EME owns a 60% interest in the Valley Power
Peaker project, with the remaining interest held by its 51.2% affiliate, Contact Energy. The peaker units will service peaking demand within the National Energy Market of Eastern Australia and, specifically, within the State of Victoria by selling the output of the peakers directly into the pool and by entering into financial contracts related to pool prices with other power generators and distribution businesses.  EME completed the construction of the peaker plant during the first half of 2002.  EME financed construction of this project in part through an interim financing which it is in the process of replacing with long-term financing.  Until the long-term financing is completed, EME is not permitted to make cash distributions, which it would otherwise be able to make, from the Loy Yang B project.  EME expects that the long-term financing of the project will be completed prior to September 30, 2002.

Sunrise Project Financing
-------------------------

EME owns a 50% interest in Sunrise Power Company, which owns the Sunrise project, a natural gas-fired facility currently under construction in Kern County, California.  The Sunrise project consists of two phases. Phase I, a simple-cycle gas-fired facility (320 MW) was completed on June 27, 2001.  Phase II, conversion to a combined-cycle gas-fired facility (560 MW), is currently scheduled to be completed in July 2003.  Sunrise Power entered into a long-term power purchase agreement with the CDWR on

June 25, 2001.  The construction of the Sunrise project has been funded with equity contributions by its partners, including EME.  Sunrise Power has engaged a financial advisor to assist with obtaining project financing.  In order to obtain project financing, a number of uncertainties need to be resolved related to the power purchase agreement, the credit of the CDWR and certain environmental permits.  If these uncertainties are resolved, EME believes that project financing can be obtained in 2003 which would result in a return of a portion of its equity contribution.

MEHC's Liquidity Issues

MEHC's ability to honor its obligations under its senior secured notes and term loan after the two year interest reserve period (which expires July 15, 2003) and to pay overhead is substantially dependent upon the receipt of dividends from EME and receipt of tax-allocation payments from Edison International.  The common stock of EME has been pledged to secure all obligations with respect to the senior secured notes and the term loan.  Part of the proceeds from the senior secured notes and the term loan were used to fund escrow accounts to secure the first four interest payments due under the senior secured notes and the interest payments for the first two years under the term loan.  Other than the dividends received from EME, funds received pursuant to MEHC's tax-allocation arrangements and the interest reserve account, MEHC will not have any other source of funds to meet its obligations under the senior secured notes and the term loan.  Dividends from EME may be limited based on its earnings and cash flow, terms of restrictions contained in EME's contractual obligations (including its corporate credit facility), charter documents, business and tax considerations, and restrictions imposed by applicable law.  See Ability of EME to Pay Dividends discussion.  MEHC has not received any distributions from EME during the first half of 2002 and, based on the current expectations, no distributions are expected during the remainder of 2002 and 2003.

At June 30, 2002, MEHC had $30 million of cash and cash equivalents and $220 million in restricted cash. MEHC plans to use its cash resources to meet its interest obligations under the secured notes and the term loan. Based on current interest rates, MEHC expects to have sufficient cash resources, including tax-allocation payments, expected to be approximately $60 million during the remainder of 2002, to pay interest on its debt obligations until July 2005 if the $100 million put option (described below) under the term loan is not exercised.  If the
$100 million put option is exercised, MEHC expects to have sufficient cash resources, including tax-allocation payments, to pay interest on its debt obligations until July 2004.

If MEHC is unable to make any payment on the senior secured notes or under the term loan as that payment becomes due, it would result in a default under the senior secured notes and the term loan and could lead to foreclosure on MEHC's ownership interest in the capital stock of EME.

Description of Term Loan Put-Option
-----------------------------------

The term loan bears interest at a floating rate equal to the three-month London interbank offered rate (LIBOR)
plus 7.50% and matures on July 2, 2006.  On the third anniversary of the term loan, the lenders under the term loan may require that MEHC repay up to $100 million of the principal amount at par.

MEHC's Interest Coverage Ratio
------------------------------

Currently, MEHC is permitted to pay dividends under the terms of its outstanding debt (a) in amounts sufficient to permit Edison International to make required interest payments on its outstanding $750 million 6-7/8% notes due 2004, (b) to pay Edison International corporate overhead in amounts consistent with historically expended amounts, and (c) for other Edison International working capital and general corporate purposes in an amount not to exceed $50 million.  The interest coverage ratio limits MEHC's ability, and the ability of EME and its subsidiaries, to incur indebtedness, except as specified in the indenture and the financing documents, unless
MEHC's interest coverage ratio exceeds 1.75x for the period prior to June 30, 2003, and 2.0x for the periods thereafter.  MEHC's interest coverage ratio is comprised of interest income and expense related to its holding company activities and the consolidated financial information of EME.  For a complete discussion of EME's interest coverage ratio and the components included therein, see EME's Financial Ratios above.  The following table sets forth an actual

and pro forma calculation of MEHC's interest coverage ratio for the twelve months ended June 30, 2002, and the year ended December 31, 2001:

                                                                              December 31, 2001
                                                                                  Pro Forma
                                                    June 30,                       Adjust-
In millions                                           2002           Actual       ments(1)       Pro Forma
------------------------------------------------- ------------- -- ----------- ---------------- ------------
Funds Flow From Operations:
   EME                                              $   604.6       $  498.4                     $   498.4
   Less: Operating cash flow from
     unrestricted subsidiaries                          (15.9)          --                            --
   Add: Outflows of funds from
     operations of projects sold                         56.8          103.3                         103.3
   MEHC (stand alone)                                     9.2            4.9        $   4.9            9.8
-------------------------------------------------- ------------ -- ------------ --------------- ------------
                                                    $   654.7       $  606.6        $   4.9      $   611.5
-------------------------------------------------- ------------ -- ------------ --------------- ------------
Interest Expense:
   EME                                              $   313.3       $  304.7                     $   304.7
   EME - affiliate debt                                   2.2            3.4                           3.4
   MEHC interest expense                                161.5           82.2        $  79.7          161.9
   Less: Interest savings on projects sold               (1.8)          (4.5)                         (4.5)
-------------------------------------------------- ------------ -- ------------ --------------- ------------
                                                    $   475.2       $  385.8        $  79.7      $   465.5
-------------------------------------------------- ------------ -- ------------ --------------- ------------
Interest Coverage Ratio                                  1.38            1.57                          1.31
-------------------------------------------------- ------------ -- ------------ --------------- ------------

      (1)The pro forma adjustments assume the issuance of the 13.5% senior secured bonds and the term loan occurred on January 1, 2001, with the proceeds invested during the six-month period at approximately 3%.

The above interest coverage ratio was determined in accordance with the definitions set forth in the bond indenture governing the senior secured notes and the financing documents governing the term loan agreement.
Since the issuance of the senior secured notes and term loan occurred mid-year, the pro forma calculation is provided as an indication of the interest coverage ratio on a full-year basis.

Edison Capital's Liquidity Issues

As of June 30, 2002, Edison Capital had cash on hand of $224 million and current liabilities of approximately
$203 million.  Edison Capital has no short-term borrowing capacity.  Edison Capital expects to meet its operating cash needs through cash on hand, tax-allocation payments from the parent company during the remainder of 2002, and expected cash flow from operating activities.

Edison Capital has unfunded commitments of $167 million for both current and long-term liabilities for both affordable housing projects and energy infrastructure funds to be funded through 2004, to the extent that investments are identified and the funding conditions are satisfied.

Edison Capital receives cash payments from Edison International for federal and state tax benefits and incentives available from Edison Capital's investments that are utilized on the Edison International consolidated tax return.  Historically, a significant portion of Edison Capital's cash flow comes from the receipt of these tax-allocation payments.  In 2001, none of the benefits and incentives generated by Edison Capital was utilized on the Edison International consolidated tax return and therefore Edison Capital did not receive any payments during the year.  In 2002, Edison Capital received $283 million in tax-allocation payments through June 2002, and expects to receive an additional $280 million by year-end.

On April 16, 2002, Edison Capital paid off $90 million on its bank facility and terminated the agreement.
At this time, Edison Capital has not determined when a short-term credit facility will be established.

Edison International's Liquidity Issues

The parent company's liquidity and its ability to pay interest, debt payments, operating expenses and dividends are dependent upon dividends from subsidiaries and various cash flows related to income taxes.  SCE's ability to pay dividends on its common stock is restricted as a result of CPUC regulation.  The CPUC regulates SCE's capital structure, which limits the dividends it may pay Edison International by precluding any dividends that would reduce SCE's equity component of its capital structure below authorized levels.  In addition, under the settlement agreement with the CPUC, SCE cannot pay dividends or other distributions on its common stock (all of which is held by its parent, Edison International) prior to the earlier of the date on which SCE has recovered all of its procurement-related obligations or January 1, 2005, except that if SCE has not recovered all of its procurement-related obligations by December 31, 2003, SCE may apply to the CPUC for consent to resume common stock dividends prior to January 1, 2005, and the CPUC will not unreasonably withhold its consent.  See additional discussion below in CPUC Litigation Settlement Agreement.  Currently, MEHC is permitted to pay dividends under the terms of its outstanding debt (a) in amounts sufficient to permit Edison International to make required interest payments on its outstanding $750 million 6-7/8% notes due 2004, (b) to pay Edison
International corporate overhead in amounts consistent with historically expended amounts and (c) for other
Edison International working capital and general corporate purposes in an amount not to exceed $50 million.
After July 15, 2003, MEHC may not pay dividends unless it has an interest coverage ratio of 2.0x.  MEHC did not pay dividends in the first and second quarters of 2002.  MEHC's ability to pay dividends is dependent on EME's ability to pay dividends to MEHC.  EME and its subsidiaries have certain dividend restrictions as discussed above.  EME did not pay or declare a dividend during the first six months of 2002.  As of June 30, 2002, Edison
International's investment in MEHC, through a wholly owned subsidiary, was $1 billion.

In May 2001, Edison International deferred the interest payments in accordance with the terms of its outstanding
$825 million quarterly income debt securities, due 2029, issued to an affiliate.  This caused a corresponding deferral of distributions on quarterly income preferred securities issued by that affiliate. Interest payments may be deferred for up to 20 consecutive quarters, at a time.  Edison International cannot pay cash dividends on or purchase its common stock while interest is being deferred.  Edison International expects to continue to pay all other obligations, as they are due.

In March 2002, Edison International received income tax related cash inflows, primarily due to an Internal
Revenue Service (IRS) refund resulting from a March 2002 change in federal tax law and, as a result, paid in full a $250 million note due to SCE.  At June 30, 2002, the parent company had $135 million of cash on hand, accumulated primarily from payments received under the tax-allocation agreement.  In 2002, Edison International received $46 million in tax-allocation payments through June 2002, and expects to receive an additional $25 million by year end.

Edison International does not expect to pay dividends to common shareholders at least until SCE recovers the
PROACT balance.  Material factors affecting the timing of recovery of the PROACT balance are discussed below in
PROACT Regulatory Asset.

Cash Flows from Operating Activities

Net cash provided (used) by operating activities:

                                                                          Six Months Ended
                                                                              June 30,
----------------------------------------------------------------------------------------------------------
         In millions                                                 2002                    2001
----------------------------------------------------------------------------------------------------------
         Continuing operations                                   $   (381)               $    952
         Discontinued operations                                       33                     (15)
----------------------------------------------------------------------------------------------------------
                                                                 $   (348)               $    937
----------------------------------------------------------------------------------------------------------

Cash used by operating activities from continuing operations for the six months ended June 30, 2002, was primarily due to SCE's March 2002 repayment of past-due obligations, mainly related to purchased power, partially offset by overcollections used to reduce the PROACT balance during the first six months of 2002.

Cash provided by operating activities from continuing operations for the six months ended June 30, 2001, was primarily due to SCE temporarily suspending payments for interest on outstanding debt and for purchased power beginning in January 2001.

Cash provided by operating activities also reflects the CPUC-approved surcharges (1(cent)per kWh in January 2001, 3(cent)
per kWh in June 2001, and a temporary 1/2(cent) per kWh in June 2001) that were billed.

Cash Flows from Financing Activities

Net cash provided (used) by financing activities:

                                                                          Six Months Ended
                                                                              June 30,
----------------------------------------------------------------------------------------------------------
         In millions                                                 2002                    2001
----------------------------------------------------------------------------------------------------------
         Continuing operations                                   $ (1,637)               $  1,016
         Discontinued operations                                       --                    (304)
----------------------------------------------------------------------------------------------------------
                                                                 $ (1,637)               $    712
----------------------------------------------------------------------------------------------------------

Cash used by financing activities in the six months ended June 30, 2002, was primarily due to SCE's March 2002 payments of $1.65 billion of credit facilities and $531 million of matured commercial paper, and long-term debt repayments in second quarter 2002.  These payments were partially offset by the closing of a $1.6 billion financing and the remarketing of $196 million in pollution-control bonds that took place in first quarter 2002.
Also contributing to the usage of cash were EME's net payments on its corporate credit facility and short-term borrowings in connection with the restructuring of a power sales agreement with an unaffiliated electric utility.

Cash provided by financing activities in the six months ended June 30, 2001, was primarily due to SCE's draw on its credit line, partially offset by the repurchase of pollution control bond in early 2001 that could not be remarketed in accordance with their terms, and EME's issuances of debt, net of payments.

Cash used by financing activities from discontinued operations in 2001 was primarily related to the early repayment of the term-loan facility related to the Ferrybridge and Fiddler's Ferry power plants.

The $1.6 billion financing that took place in the first quarter of 2002 included a $600 million, one-year term loan, due on March 3, 2003.  SCE has notified the administrative agent that it will prepay $300 million of this loan on August 14, 2002.

Cash Flows from Investing Activities

Net cash provided (used) by investing activities:

                                                                          Six Months Ended
                                                                              June 30,
----------------------------------------------------------------------------------------------------------
         In millions                                                 2002                    2001
----------------------------------------------------------------------------------------------------------
         Continuing operations                                   $   (489)               $   (300)
         Discontinued operations                                       --                     (23)
----------------------------------------------------------------------------------------------------------
                                                                 $   (489)               $   (323)
----------------------------------------------------------------------------------------------------------

Cash flows from investing activities are affected by additions to property and plant, EME's sales of assets and
SCE's funding of nuclear decommissioning trusts.

COMMITMENTS

Edison International's long-term debt maturities and sinking fund requirements for the five twelve-month periods following June 30, 2002 are:  2003 - $1.5 billion; 2004 - $2.8 billion; 2005 - $3.4 billion; 2006 - $605 million;
and 2007 - $908 million.  These amounts have been updated to reflect the $1.6 billion in debt SCE issued on
March 1, 2002.

Preferred securities redemption requirements for the five twelve-month periods following June 30, 2002, are:
2003 - $9 million; 2004 - $9 million; 2005 - $9 million; 2006 - $9 million; and 2007 - $113 million.  These amounts have been updated to reflect SCE's redemption of 100,000 shares of Series 6.45% preferred stock due in second quarter 2002.

MARKET RISK EXPOSURES

Edison International's primary market-risk exposures include commodity-price risk, interest-rate risk and foreign currency exchange risk that could adversely affect results of operations or financial position.  Commodity-price risk arises from fluctuations in the market price of electricity, natural gas, oil, coal, emission and transmission rights.  Interest-rate risk arises from fluctuations in interest rates and foreign currency exchange risk arises from fluctuations in exchange rates.  Edison International's risk-management policy allows the use of derivative financial instruments to manage its financial exposures, but prohibits the use of these instruments for speculative or trading purposes, except at EME's trading operations unit.

SCE

Under the CPUC settlement agreement, SCE is permitted full recovery of its procurement costs during the PROACT recovery period.  After the PROACT recovery period, SCE expects to recover its procurement costs through ongoing ratemaking proceedings.

Depending upon regulatory or legislative actions, SCE may resume procurement of its residual net short (i.e., the amount of energy SCE must procure for its customers from sources other than its own generating plants, power purchase contracts and energy allocated by the CPUC from the CDWR contracts) beginning January 1, 2003.  If SCE is required to resume procurement responsibility, SCE's liquidity will be subject to market risk to the extent there is not a regulatory or legislative framework in place to provide assurance of timely recovery of SCE's costs of procuring power in retail rates.  See the discussion under Generation Procurement Proceeding below.
Currently, SCE is seeking CPUC authority to enter into contracts for capacity and related natural gas and gas transmission arrangements, for up to five years in length, to hedge its residual net short exposure.  To the extent SCE is not allowed to enter into these contracts or the CPUC does not allow SCE to purchase sufficient quantities to adequately hedge its risk, SCE could be subject to greater impacts from fluctuations in the market price of energy.  SCE's ability to enter into capacity contracts also will be affected by the current financial condition of potential counterparties.  Many potential counterparties with capacity products available were recently downgraded below investment grade by the rating agencies.  Even if the CPUC permits SCE to enter into contracts, and if SCE is successful in finding counterparties, SCE would still be subject to commodity price risk.

SCE's residual net short exposure is significant during the first quarter of 2003, because of a planned refueling outage of San Onofre Unit 3.  In the second half of 2003, this exposure declines significantly as more power deliveries are scheduled to commence under existing CDWR contracts.  See additional discussion in CPUC Litigation
Settlement Agreement and Generation Procurement Proceeding.

On July 17, 2002, the FERC issued an order implementing a market power mitigation program for the 11-state western region.  SCE cannot predict whether the new market mitigation plan adopted by the FERC will be sufficient to mitigate market price volatility in the wholesale electricity markets in which SCE will be purchasing its residual net short electricity requirements.

See additional discussion on these matters in CPUC Litigation Settlement Agreement, Generation Procurement
Proceeding and Wholesale Electricity Markets.

EME

EME's primary market risk exposures are associated with the sale of electricity from its uncontracted generating plants and the procurement of fuel for them and, therefore, risks arise from fluctuations in electricity and fuel prices, emission and transmission rights, interest rates and foreign currency exchange rates.  EME manages these risks in part by using derivative financial instruments in accordance with established policies and procedures.
See Industry Developments Related to EME and EME's Credit Ratings for a discussion of the market developments and their impact on EME's credit and credit of its counterparties.

Commodity Price Risk
--------------------

EME's energy trading activities and merchant power plants expose it to commodity price risks.  Commodity price risks are actively monitored to ensure compliance with EME's risk management policies.  Policies are in place which limit the amount of total net exposure EME may enter into at any point in time.  Procedures exist which allow for monitoring of all commitments and positions with daily reporting to senior management.  EME performs a value at risk analysis in its daily business to measure, monitor and control its overall market risk exposure.
The use of value at risk allows management to aggregate overall risk, compare risk on a consistent basis and identify the drivers of the risk. Value at risk measures the worst expected loss over a given time interval, under normal market conditions, at a given confidence level. Given the inherent limitations of value at risk and relying on a single risk measurement tool, EME supplements this approach with the use of stress testing and worst-case scenario analysis, as well as stop loss limits and counterparty credit exposure limits.

Electric power generated at EME's merchant plants is generally sold under bilateral arrangements with utilities and power marketers under short-term contracts with terms of two years or less, or, in the case of the Homer City facilities, to the Pennsylvania-New Jersey-Maryland Power Pool (PJM) or the New York Independent System Operator
(NYISO).  As discussed further below, beginning in 2003, EME will also be selling a significant portion of its
Illinois Plants into wholesale energy markets.  In order to provide more predictable earnings and cash flow, EME may hedge a portion of the electric output of its merchant plants, the output of which is not committed to be sold under long-term contracts.  When appropriate, EME manages the spread between electric prices and fuel prices, and uses forward contracts, swaps, futures, or options contracts to achieve those objectives.

EME's revenue and results of operations during the estimated useful lives of its merchant power plants will depend upon prevailing market prices for capacity, energy, ancillary services, fuel oil, coal and natural gas and associated transportation costs and emission credits in the market areas where EME's merchant plants are located.
Among the factors that influence the price of power in these markets are:

o   prevailing market prices for fuel oil, coal and natural gas and associated transportation costs;

o   the extent of additional supplies of capacity, energy and ancillary services from current competitors or new market entrants, including the development of new generation facilities;

o   transmission congestion in and to each market area;

o   the market structure rules to be established for each market area;

o   the cost of emission credits or allowances;

o   the availability, reliability and operation of nuclear generating plants, where applicable, and the extended operation of nuclear generating plants beyond their presently expected dates of decommissioning;

o   weather conditions prevailing in surrounding areas from time to time; and

o   the rate of growth in electricity usage as a result of factors such as regional economic conditions and the implementation of conservation programs.

A discussion of EME's market area is set forth below.

Illinois Plants

Electric power generated at the Illinois Plants is currently sold under three power purchase agreements with
ExGen, under which ExGen purchases capacity and has the right to purchase energy generated by the Illinois plants.  The agreements, which began on December 15, 1999, and have a term of up to five years, provide for capacity and energy payments.  ExGen is obligated to make a capacity payment for the plants under contract and an energy payment for the electricity produced by these plants and taken by ExGen.  The capacity payments provide the revenue for fixed charges, and the energy payments compensate the Illinois plants for variable costs of production.

Virtually all of the energy and capacity sales from the Illinois plants in the first six months of 2002 were to
ExGen under the power purchase agreements, and EME expects this to continue during the remainder of 2002.  Under each of the power purchase agreements, ExGen, upon notice by a given date, has the option in effect to terminate each agreement with respect to all or a portion of the units subject to it.

Under the power purchase agreement related to EME's coal-fired generation units, ExGen had the option, exercisable not later than 180 days prior to January 1, 2003, to retain under the terms of the agreement for 2003 the capacity of certain option coal units having a capacity of 3,949 MW, with any such capacity not retained being released after January 1, 2003, from the terms of the agreement.  ExGen continues to have a similar option, exercisable not later than 180 days prior to January 1, 2004, to retain or release for 2004 all or a portion of the option coal units retained for 2003.  It remains committed to purchase the capacity of certain committed units having 1,696 MW of capacity for both 2003 and 2004.

In July 2002, ExGen notified Midwest Generation of its exercise of its option to purchase 1,265 MW of capacity and energy during 2003 (of a possible total of 3,949 MW subject to option) from the option coal units.  As a result, 2,684 MW of capacity of the Will County 1 and 2, Joliet 6 and 7, and Powerton 5 and 6 units will no longer be subject to the power purchase agreement after January 1, 2003.  The notification received from ExGen has no effect on its commitments to purchase capacity from these units for the balance of 2002.

The following table lists the committed coal units, the units for which ExGen has exercised its call option for
2003, and the units which, as of January 1, 2003, will be released from the terms of the power purchase agreement, along with related pricing information set forth in the power purchase agreement.

                                                 Coal-Fired Units

                                                     Summer(1)                Non-Summer(1)
                                                    Capacity Charge          Capacity Charge          Energy Prices
                                    Unit Size       ($ per MW Month         ($ per MW Month)             ($/MWh)
Unit Name                             (MW)        2003         2002         2003         2002        2003       2002
-------------------------------- ------------ ------------ ------------ ------------ ------------ ---------- ----------
Committed Units
         Waukegan Unit 7              328        11,000       12,000       1,375        1,500       17.0       16.0
         Crawford Unit 8              326        11,000       12,000       1,375        1,500       17.0       16.0
         Will County Unit 4           520        11,000       12,000       1,375        1,500       17.0       16.0
         Joliet Unit 8                522        11,000       12,000       1,375        1,500       17.0       16.0
                                  ----------
                                    1,696
Option Units(2)
         Waukegan Unit 6              100        21,300       15,520       2,663        1,940       20.0       19.0
         Waukegan Unit 8              361        21,300       15,520       2,663        1,940       20.0       16.0
         Fisk Unit 19                 326        21,300       15,520       2,663        1,940       20.0       19.0
         Crawford Unit 7              216        21,300       15,520       2,663        1,940       20.0       19.0
         Will County Unit 3           262        21,300       15,520       2,663        1,940       20.0       16.0
                                 ----------
                                    1,265
Released Units(3)
         Will County Unit 1           156           (3)       15,520          (3)       1,940         (3)      16.0
         Will County Unit 2           154           (3)       15,520          (3)       1,940         (3)      19.0
         Joliet Unit 6                314           (3)       15,520          (3)       1,940         (3)      19.0
         Joliet Unit 7                522           (3)       15,520          (3)       1,940         (3)      19.0
         Powerton Unit 5              769           (3)       15,520          (3)       1,940         (3)      16.0
         Powerton Unit 6              769           (3)       15,520          (3)       1,940         (3)      16.0
                                  ----------
                                    2,684
                                  ----------
                                    5,645
-------------------------------- ------------ ------------ ------------ ------------ ------------ ---------- ----------

     (1) Summer months are June, July, August and September, and Non-Summer months are the remaining months in the year.

     (2) Option units refer to those option units for which ExGen has exercised its right to purchase capacity and energy during 2003 under the terms of the power purchase agreement.

     (3) Released units refer to those option units for which ExGen has not exercised its right to purchase capacity and energy during 2003, and which are thus released from the terms of the power purchase agreement.  After January 1, 2003, the price for energy and capacity from these units will be based upon either the terms of new bilateral contracts or prices received from forward and spot market sales.

ExGen also has the option, which it may exercise on or before October 2, 2002, to terminate the power purchase agreements related to the Collins Station and the peaker plants effective as of January 1, 2003. EME is unable to predict whether ExGen will exercise this option as to any of the Collins or peaker units. The exercise of these options will have no effect on ExGen's commitments to purchase capacity from these units for the remainder of
2002.

In July 2002, Midwest Generation and ExGen amended the power purchase agreement related to EME's peaker plants to reinstate, as of July 1, 2002, within the terms of that agreement four of the oil peaker units at its Fisk
Station with a capacity of 160 MW.  These units had been released from the terms of that agreement by ExGen previous exercise of its options.

The energy and capacity from any units which do not remain subject to one of the power purchase agreements with
ExGen will be sold under terms, including price and quantity, to be negotiated with customers through a combination of bilateral agreements, forward energy sales and spot market sales.  Thus, the Illinois plants will be subject to the market risks related to the price of energy and capacity described above.  EME intends to manage this risk, in part, by accessing both the direct customer and over-the-counter markets described below as well as using derivative financial instruments in accordance with established policies and procedures.

During 2003, the primary markets available to EME for electricity sales from the Illinois plants are expected to be direct customer and over-the-counter.  Direct customer transactions are bilateral sales to regional buyers that principally include investor-owned utilities, municipal utilities, rural electric cooperatives and retail energy suppliers.  Transactions in the direct customer market include real-time, daily and longer term structured sales that meet the specific requirements of wholesale electricity consumers.  Over-the-counter markets are generally accessed through third-party brokers and electronic exchanges, and include forward sales of electricity.  The most liquid over-the-counter markets in the Midwest region are Into Cinergy, and, to a lesser extent, Into ComEd.

Into Cinergy and Into ComEd are bilateral markets for the sale or purchase of electrical energy for future delivery.  The emergence of Into Cinergy, and Into ComEd as commercial hubs for the trading of physical power has not only facilitated transparency of wholesale power prices in the Midwest, but also aided in the development of risk management strategies that are utilized to mitigate commodity price volatility.  Energy is traded in the form of physical delivery of megawatt-hours. Delivery is either made (1) into the receiving control area's transmission system (i.e., Cinergy's or ComEd's transmission system) by the seller's daily election of control area interface, or (2) by procuring energy generated from a source within the receiving control area.  Almost all of the Illinois plants have busbar delivery that meets the Into ComEd delivery criteria.  Performance of transactions in these markets is secured by liquidated damages and, in the case of less creditworthy counterparties, credit support provisions such as letters of credit and cash margining arrangements.

The following table sets forth the forward month-end market prices for energy per megawatt hour for the calendar
2003 and calendar 2004 strips (defined as energy purchases for the entire calendar year) as publicly quoted for sales Into ComEd and Into Cinergy during the first six months of 2002.  As indicated above, these forward prices will continue to fluctuate as a result of a number of factors, including gas prices, electricity demand, which is also affected by economic growth, and the amount of existing and planned power plant capacity.  The actual spot prices for electricity delivered into these markets may vary materially from the forward market prices.

                                              Into ComEd*
                                  2003                           2004
-----------------------------------------------------------------------------------
Date                  On-Peak   Off-Peak    24-Hr     On-Peak   Off-Peak  24-Hr
-----------------------------------------------------------------------------------
January 31, 2002      $27.26     $18.34   $22.56      $28.72    $19.09   $23.65
February 28, 2002      28.96      18.50    23.48       31.30     19.25    24.99
March 31, 2002         32.50      19.85    25.56       34.31     21.35    27.20
April 30, 2002         32.55      19.05    25.65       33.55     20.05    26.65
May 31, 2002           30.85      17.31    23.71       32.30     19.18    25.38
June 30, 2002          29.54      16.88    22.50       30.98     19.38    24.53
-----------------------------------------------------------------------------------

                                            Into Cinergy**
                                  2003                           2004
-----------------------------------------------------------------------------------
Date                 On-Peak    Off-Peak  24-Hr     On-Peak   Off-Peak   24-Hr
-----------------------------------------------------------------------------------
January 31, 2002     $28.38     $18.77   $23.32      $29.85    $19.52   $24.41
February 28, 2002     30.30      18.75    24.25       32.64     19.50    25.75
March 31, 2002        33.82      20.15    26.33       35.63     21.65    27.97
April 30, 2002        34.03      19.75    26.73       35.03     20.75    27.73
May 31, 2002          31.74      18.88    24.96       33.97     20.75    27.00
June 30, 2002         31.08      18.25    23.95       32.50     20.75    25.97
-----------------------------------------------------------------------------------

     (1) On-peak refers to the hours of the day between 7:00 a.m. and 11:00 p.m. Monday through Friday.  All other hours of the week are referred to as off-peak.

     *   Source:  Prices were obtained by gathering publicly available broker quotes adjusted for historical basis differences between ComEd and Cinergy.

     **  Source:  Prices were obtained by gathering publicly available broker quotes.

EME intends to hedge a portion of its merchant portfolio risk.  To the extent it does not do so, the unhedged portion will be subject to the risks and benefits of spot-market price movements.  The extent to which EME will hedge its market price risk through forward over-the-counter sales depends on several factors.  First, EME will evaluate over-the-counter market prices to determine whether sales at forward market prices are sufficiently attractive compared to assuming the risk associated with spot market sales.  Second, EME's ability to enter into hedging transactions will depend upon EME's liquidity and upon the over-the-counter forward sales markets' having sufficient liquidity to enable EME to identify counterparties who are able and willing to enter into hedging transactions with EME.  Due to factors beyond EME's control, market liquidity has decreased significantly since the beginning of 2002, and a number of formerly significant trading parties have completely withdrawn from the market or substantially reduced their trading activities.  This decrease in market liquidity may require EME to rely more heavily on sales to end user counterparties in the direct customer markets.  EME is unable to predict the credit quality that such end user counterparties may have. In the event a counterparty were to default on its trade obligation, EME would be exposed to the risk of possible loss associated with reselling the contracted product at a lower price if the non-performing counterparty were unable to pay the resulting liquidated damages owed to EME.  Further, EME would be exposed to the risk of non-payment of accounts receivable accrued for products delivered prior to the time such counterparty defaulted.

In addition to the prevailing market prices, the ability of EME to derive profits from the sale of electricity from the released units will be affected by the cost of production, including costs incurred to comply with environmental regulations. The costs of production of the released units vary and, accordingly, depending on market conditions, the amount of generation that will be sold from the released units is expected to vary from unit to unit. In this regard, EME has announced a plan to suspend operations of Units 1 and 2 at its
Will County plant at the end of 2002 until market conditions improve.  If market conditions were to be depressed for an extended period of time, EME would need to consider decommissioning these units, which would result in a charge against income.

EME's ability to transmit energy to counterparty delivery points to consummate spot sales and hedging transactions may be affected by transmission constraints.  Although the FERC and the relevant industry participants are working to minimize such issues, EME cannot predict how quickly or how effectively such issues will be resolved.

A group of transmission-owning utilities have asked the FERC to permit them to join PJM, and the FERC granted those requests, with conditions, in an order issued on July 31, 2002.  These companies include Commonwealth
Edison and American Electric Power.  As recently filed by Commonwealth Edison with FERC, Commonwealth Edison will join PJM either as an individual transmission owner, or as a member of an Independent Transmission Company (ITC).
Furthermore, as filed by Commonwealth Edison and approved by FERC, the Commonwealth Edison transmission system, to which the Illinois Plants are directly interconnected, will be fully integrated into the PJM market structure by the last quarter of 2003. EME believes that the integration into the PJM market will allow EME to sell electricity into a well developed, stable, transparent, and liquid cash market without additional transmission charges.  The expanded PJM market will be interconnected by numerous extra-high voltage transmission ties and will include (in addition to the existing market encompassed by PJM) the service territories of Commonwealth
Edison, American Electric Power, Illinois Power, Virginia Power, and Dayton Power and Light.  Furthermore, as a
condition of approval of the requests to join PJM, the FERC is requiring PJM and its counterpart transmission entity in the Midwest to form a common, seamless energy market by October 2004; which would further expand the areas into which EME may sell power without incurring multiple transmission charges.

Homer City Facilities

Electric power generated at the Homer City facilities is sold under bilateral arrangements with domestic utilities and power marketers under short-term contracts with terms of two years or less, or to the PJM or the
NYISO.  These pools have short-term markets, which establish an hourly clearing price.  The Homer City facilities are situated in the PJM control area and are physically connected to high-voltage transmission lines serving both the PJM and NYISO markets.  The Homer City facilities can also transmit power to the Midwestern United States.

The following table depicts the average historical market prices per megawatt hour in PJM during the first six months of 2002 and 2001:

                                                 24-Hour PJM
                                             Historical Prices*
                                            2002              2001
          --------------------------------------------------------------
               January                   $  20.52           $ 36.66
               February                     20.62             29.53
               March                        24.27             35.05
               April                        25.68             34.58
               May                          21.98             28.64
               June                         24.98             26.61
          --------------------------------------------------------------
               Six-month Average         $  23.01           $ 31.85
          --------------------------------------------------------------

          * Prices were calculated using historical hourly prices
            provided on the PJM-ISO web-site.

As shown on the above table, the average historical market prices during the first six months of 2002 are below the average market prices during the first six months of 2001.  These forward prices will continue to fluctuate as a result of a number of factors, including gas prices, electricity demand which is also affected by economic growth, and the amount of existing and planned power plant capacity.  The actual spot prices for electricity delivered into these markets may vary materially from the forward market prices.  At the end of July
2002, EME's forecasted yearly average 24-hour PJM price for 2002 was $25.31, compared to the actual yearly average 24-hour PJM price of $29.07 in 2001.  EME's forecasted yearly average 24-hour PJM prices are based on year-to-date actual data and a forecast for the remainder of the year based on current market information.

The following table sets forth the forward month-end market prices for energy per megawatt hour for the calendar
2003 and calendar 2004 strips (defined as energy purchases for the entire calendar year) for sales in PJM during the first six months of 2002.

                                                  24-Hour PJM
                                                Forward Prices*
                                             2003              2004
       -----------------------------------------------------------------
            January 31, 2002              $  25.48          $  26.31
            February 28, 2002                27.11             27.59
            March 31, 2002                   29.69             29.66
            April 30, 2002                   29.19             28.81
            May 31, 2002                     28.40             28.24
            June 30, 2002                    27.96             28.09
       -----------------------------------------------------------------

       * Prices were obtained by gathering publicly available broker quotes.

The ability of EME's subsidiary, EME Homer City, to make payments under the long-term lease entered into as part of the sale-leaseback transaction discussed in Off-Balance Sheet Transactions included in the 2001 MD&A, depends on revenue generated by the Homer City facilities, which depend in part on the market conditions for the sale of capacity and energy.  These market conditions are beyond EME's control.

United Kingdom

Since 1989, EME's plants in the U.K. have sold their electrical energy and capacity through a centralized electricity pool, which established a half-hourly clearing price, also referred to as the pool price, for electrical energy.  On March 27, 2001, this system was replaced by the U.K. government with a bilateral physical trading system referred to as the new electricity trading arrangements.  In connection with the new electricity trading arrangements, the First Hydro plant entered into forward contracts with varying terms that expire on various dates through October 2003.  In addition, two long-term contracts with a three-year termination provision entered into in March 1999 from the First Hydro plant to buy and sell electricity were amended as forward contracts.

The new electricity trading arrangements provide for, among other things, the establishment of a range of voluntary short-term power exchanges and brokered markets operating from a year or more in advance to 3.5 hours
(effective July 2, 2002, this time period became 1 hour) before a trading period of one-half hour; a balancing mechanism to enable the system operator to balance generation and demand and resolve any transmission constraints; a mandatory settlement process for recovering imbalances between contracted and metered volumes with strong incentives for being in balance; and a Balancing and Settlement Code Panel to oversee governance of the balancing mechanism.  The grid operator retains the right under the new market mechanisms to purchase system reserve and response services to maintain the quality of the electrical supply directly from generators
(generally referred to as "ancillary services"). Ancillary services contracts typically run for a year and can consist of both fixed amounts and variable amounts represented by prices for services that are only paid for when actually called upon by the grid operator.  Physical bilateral contracts have replaced the prior financial contracts for differences, but have a similar commercial function.  A key feature of the new arrangements is to require firm physical delivery,

which means that a generator must deliver, and a consumer must take delivery of, its net contracted positions or pay for any energy imbalance at highly volatile imbalance prices calculated by the market operator.  A consequence of this new system has been to increase greatly the motivation of parties to contract in advance and to further develop forwards and futures markets of greater liquidity than at present.  Furthermore, another consequence of the market change is that counterparties may require additional credit support, including affiliated company guarantees or letters of credit.

The legislation introducing the new trading arrangements set a principal objective for the Gas and Electric
Market Authority to "protect the interests of consumers...where appropriate by promoting competition...." This represents a shift in emphasis toward the consumer interest. However, this is qualified by a recognition that license holders should be able to finance their activities.  The Utilities Act of 2000 also contains new powers for the Secretary of State to issue guidance to the Gas and Electric Market Authority on social and environmental matters, changes to the procedures for modifying licenses and a new power for the Gas and Electric Market
Authority to impose financial penalties on companies for breach of license conditions.  EME is monitoring the operation of these new provisions.

During 2001, EME's operating income from the First Hydro plant decreased $105.9 million from the prior year primarily due to the removal of a formal capacity mechanism in the new trading arrangements and the oversupply of generation in the market resulting in a sharp fall in the market value for capacity.  In addition, First Hydro's operating results were adversely affected in the second half of 2001 by a fall in the differential of the peak daytime energy price compared to the cost of purchasing power at nighttime to pump water back to the top reservoir.  Generation capacity on the U.K. system was in excess of demand due to generators holding plant on the system at part load to protect themselves against the adverse affects of being out of balance in the new market and the mild weather experienced during 2001.

Despite the foregoing, First Hydro's interest coverage ratio, when measured for the twelve-month period ended
June 30, 2002, was above the default threshold in its bond financing documents, and it was able to make the
July 31, 2002, interest payment without recourse to the project's debt service reserve.  EME believes that should market and trading conditions experienced thus far in 2002 be sustained for the balance of the year, First
Hydro's interest coverage ratio will also be above the default and distribution thresholds when measured for the twelve-month period ended December 31, 2002.  Compliance by First Hydro with these and other requirements of its bond financing documents are subject, however, to market conditions for the sale of energy and ancillary services.  These market conditions are beyond EME's control.

Credit Risks
------------

In conducting its trading and price risk management activities, EME contracts with a number of utilities, energy companies and financial institutions.  To manage credit risk, EME looks at the risk of a potential default by its counterparties.  Credit risk is measured by the loss EME would record if its counterparties failed to perform pursuant to the terms of their contractual obligations. EME has established controls to determine and monitor the creditworthiness of counterparties and use master netting agreements whenever possible to mitigate its exposure to counterparty risk.  EME may require counterparties to pledge collateral when deemed necessary.  EME tries to manage the credit in its portfolio based on credit ratings.  EME uses published ratings of counterparties to guide it in the process of setting credit levels, risk limits and contractual arrangements including master netting agreements.  Where external ratings are not available, EME conducts internal assessments of credit risks of counterparties.  The credit quality of EME's counterparties is reviewed regularly by its risk management committee.  EME also monitors the concentration of credit risk from various positions, including contractual commitments.  Credit concentration is determined on both an individual and group counterparty basis.  In addition to continuously monitoring its credit exposure to its counterparties, EME also takes appropriate steps to limit exposures, initiates actions to lower credit exposure and takes credit reserves if appropriate.

ExGen accounted for 36% and 42% of EME's consolidated operating revenue in 2001 and 2000, respectively.  EME expects ExGen to represent a similar amount of EME's consolidated revenue in 2002. Any failure of ExGen to make payments under the power purchase agreements could adversely affect EME's results of operations and financial condition.

Foreign Exchange Rate Risk
--------------------------

As discussed in the 2001 MD&A, fluctuations in foreign currency exchange rates can affect, on a U.S. dollar equivalent basis, the amount of EME's equity contributions to, and distributions from, its international projects.  At times, EME has hedged a portion of its current exposure to fluctuations in foreign exchange rates through financial derivatives, offsetting obligations denominated in foreign currencies, and indexing underlying project agreements to U.S. dollars or other indices reasonably expected to correlate with foreign exchange movements.  In addition, EME has used statistical forecasting techniques to help assess foreign exchange risk and the probabilities of various outcomes.  There are no assurances, however, that fluctuations in exchange rates will be fully offset by hedges or that currency movements and the relationship between certain macro economic variables will behave in a manner that is consistent with historical or forecasted relationships.

The First Hydro plant in the U.K. and the Loy Yang B plant in Australia have been financed in their local currencies, pounds sterling and Australian dollars, respectively, thus hedging the majority of their acquisition costs against foreign exchange fluctuations.  Furthermore, EME has evaluated the return on the remaining equity portion of these investments with regard to the likelihood of various foreign exchange scenarios.  These analyses use market-derived volatilities, statistical correlations between specified variables, and long-term forecasts to predict ranges of expected returns.

During the first six months of 2002, foreign currencies in the U.K., Australia and New Zealand increased in value compared to the U.S. dollar by 4.8%, 10.1% and 17.4%, respectively (determined by the change in the exchange rates from December 31, 2001, to June 30, 2002).  The increase in value of these currencies was the primary reason for the foreign currency translation gain of $79 million during the first six months of 2002.

EME will continue to monitor its foreign exchange exposure and analyze the effectiveness and efficiency of hedging strategies in the future.

Non-Trading Derivative Financial Instruments
--------------------------------------------

The following table summarizes the fair values for outstanding derivative financial instruments used for purposes other than trading by risk category and instrument type:

                                                       June 30,         December 31,
 In millions                                             2002               2001
---------------------------------------------------------------------------------------
 Derivatives:
    Interest rate:
      Interest rate swap/cap agreements              $  (24.6)          $ (35.8)
      Interest rate options                              (0.2)             (1.0)
    Commodity price:
      Forwards                                           50.5              63.8
      Futures                                            (0.5)             (8.4)
      Options                                             0.2               0.4
      Swaps                                            (127.8)           (137.6)
    Foreign currency forward exchange agreements         (0.6)             (0.6)
    Cross currency interest rate swaps                    3.9              27.6
---------------------------------------------------------------------------------------

In assessing the fair value of its non-trading derivative financial instruments, EME uses a variety of methods and assumptions based on the market conditions and associated risks existing at each balance sheet date.  The fair value of commodity price contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors.  The following table summarizes the maturities, the valuation method and the related fair value of EME's risk management assets and liabilities (as of June 30, 2002):

                                                     Total      Maturity     Maturity    Maturity    Maturity
                                                      Fair     Less than      1 to 3     4 to 5    greater than
In millions                                          Value      1 year        years       years      5 years
------------------------------------------------- ----------- ----------- ----------- ----------- -----------
Assets:
Prices actively quoted                             $   26.0    $  23.7     $   2.3     $   --      $    --
Prices based on models and other valuation
   methods                                             40.3       14.9        22.4         3.0          --
------------------------------------------------- ----------- ----------- ----------- ----------- -----------
Total Assets                                       $   66.3    $  38.6     $  24.7     $   3.0     $    --
------------------------------------------------- ----------- ----------- ----------- ----------- -----------
Liabilities:
Prices actively quoted                             $   10.0    $   7.9     $   2.1     $   --      $    --
Prices based on models and other valuation
   methods                                            133.9       10.2        18.3        11.4         94.0
------------------------------------------------- ----------- ----------- ----------- ----------- -----------
Total Liabilities                                  $  143.9    $  18.1     $  20.4     $  11.4     $   94.0
------------------------------------------------- ----------- ----------- ----------- ----------- -----------
Grand Total                                        $  (77.6)   $  20.5     $   4.3     $  (8.4)    $  (94.0)
------------------------------------------------- ----------- ----------- ----------- ----------- -----------

The fair value of the electricity rate swap agreements (included under commodity price-swaps) entered into by the
Loy Yang B plant has been estimated by discounting the future net cash flows resulting from the difference between the average aggregate contract price per MW and a forecasted market price per MW multiplied by the number of MW remaining to be sold under the contract.

Energy Trading Derivative Financial Instruments
-----------------------------------------------

On September 1, 2000, EME acquired the trading operations of Citizens Power LLC and, subsequently, combined them with its trading and risk management operations, now conducted by its subsidiary, Edison Mission Marketing &
Trading, Inc.  As a result of a number of industry and credit related factors, EME has minimized its trading activities and its price risk management activities with third parties not related to its power plants or investments in energy projects.  See Industry Developments Related to EME.  To the extent EME engages in trading activities, it seeks to manage price risk and creates stability of future income by selling electricity in the forward markets and, to a lesser degree, to generate profit from price volatility of electricity and fuels by buying and selling these commodities in wholesale markets.  EME generally balances forward sales and purchases contracts and manages its exposure through a value at risk analysis as described further below.

The fair value of the financial instruments, including forwards, futures, options and swaps, related to energy trading activities as of June 30, 2002, and December 31, 2001, which include energy commodities, are set forth below:

                                   June 30, 2002               December 31, 2001
        In millions             Assets    Liabilities        Assets    Liabilities
      -------------------------------------------------------------------------------
        Forward contracts     $  115.5   $  25.8            $  4.6        $  2.9
        Futures contracts           --       0.1               0.1           0.1
        Option contracts           0.8       0.2                --            --
        Swap agreements           10.5       4.8               0.2            --
      -------------------------------------------------------------------------------
        Total                 $  126.8   $  30.9            $  4.9        $  3.0
      -------------------------------------------------------------------------------

Quoted market prices are used to determine the fair value of the financial instruments related to energy trading activities, except for the power sales agreement with an unaffiliated electric utility that EME purchased and restructured and a long-term power supply agreement with another unaffiliated party.  EME recorded these agreements at fair value based upon a discounting of future electricity prices derived from a proprietary model using a discount rate equal to the cost of borrowing the non-recourse debt incurred to finance the purchase of the power supply agreement.  The following table summarizes the maturities, the valuation method and the related fair value of EME's energy trading assets and liabilities (as of June 30, 2002):

                                                   Total      Maturity    Maturity    Maturity      Maturity
                                                    Fair     Less than    1 to 3       4 to 5    Greater than
In millions                                        Value      1 year       years        years       5 years
----------------------------------------------- ------------ ----------- ----------- ------------ -----------
Assets:
Prices actively quoted                           $   13.9     $   13.9    $   --       $   --      $    --
Prices based on models and other
   valuation methods                                115.4          4.3       7.7          10.2         93.2
----------------------------------------------- ------------ ----------- ----------- ------------ -----------
Total Assets                                     $  129.3     $   18.2    $  7.7       $  10.2     $   93.2
----------------------------------------------- ------------ ----------- ----------- ------------ -----------
Liabilities:
Prices actively quoted                           $   11.3     $   11.3    $   --       $  --       $    --
Prices based on models and other
   valuation methods                                 22.1          6.9       4.3           3.7          7.2
----------------------------------------------- ------------ ----------- ----------- ------------ -----------
Total Liabilities                                $   33.4     $   18.2    $  4.3       $   3.7     $    7.2
----------------------------------------------- ------------ ----------- ----------- ------------ -----------
Grand Total                                      $   95.9     $    --     $  3.4       $   6.5     $   86.0
----------------------------------------------- ------------ ----------- ----------- ------------ -----------

The net realized and unrealized gains or losses arising from energy trading activities for the three and six month periods ended June 30, 2002, and 2001 are as follows (in millions):

                               Three Months Ended            Six Months Ended
                                    June 30,                     June 30,
-----------------------------------------------------------------------------------
 In millions                    2002         2001            2002         2001
-----------------------------------------------------------------------------------
 Operating Revenue
 Forward contracts             $  2.6       $ 7.2           $ 20.2       $ 1.6
 Futures contracts               (0.4)       (0.4)            (0.6)       (1.9)
 Option contracts                (0.1)       (0.3)            (0.5)        2.9
 Swap agreements                  4.4          --              3.9        (0.2)
-----------------------------------------------------------------------------------
 Total                         $  6.5       $ 6.5           $ 23.0       $ 2.4
-----------------------------------------------------------------------------------

The unrealized gain (loss) from energy trading activities included in the above amount were $(100,000) and
$11 million for the three- and six-month periods ended June 30, 2002, and $(100,000) and $(17) million for the three- and six-month periods ended June 30, 2001.

Edison Capital

Edison Capital has investments with a number of counterparties and in a number of geographic regions, which may periodically experience financial or economic difficulties and increase the risk to Edison Capital's investments.  This includes aircraft leased to major, domestic airlines, power plants selling to domestic utilities and investments in global emerging markets which are all currently experiencing economic difficulties.
Edison Capital cannot predict any adverse impact that may result from difficulties in these sectors or regions, but Edison Capital is closely monitoring its investments and will take actions necessary or appropriate to protect its interests.

OFF-BALANCE SHEET TRANSACTIONS

Sale-Leaseback Transactions

On August 9, 2002, EME exercised its option to purchase the Illinois peaker power units that were subject to a lease with a third-party lessor.  This operating lease was structured to maintain a minimum amount of equity (3%
of the acquisition price) for the duration of the lease term in accordance with existing guidance for leases involving special purpose entities (sometimes referred to as synthetic leases).  This transaction represents the only synthetic lease that EME had outstanding at June 30, 2002. The exercise of the purchase option resulted in the payment of $300 million to the owner-lessor, of which EME received $255 million as repayment of the note receivable held by EME.  Accordingly, the net cash outlay required to exercise the purchase option was
$45 million.  The purchase of these peaker units will be recorded as an asset and depreciated over their estimated useful life.

ACQUISITIONS AND DISPOSITIONS

During the first quarter of 2002, EME completed the sales of its 50% interests in the Commonwealth Atlantic and
James River projects and its 30% interest in the Harbor project.  Proceeds received from the sales were
$44 million.  During the second half of 2001, EME recorded asset impairment charges of $32.5 million related to these projects based on the expected sales proceeds.  No gain or loss was recorded from the sale of EME's interests in these projects during the first six months of 2002.

During the second quarter of 2002, EME completed its evaluation of bids submitted by third parties to purchase its interests in the EcoElectrica and Brooklyn Navy Yard projects.  A number of independent power producers have announced plans to sell assets which, together with general market conditions affecting independent power producers during the past year, have adversely affected the market value of power plants.  Based on EME's assessment that the net present value of future cash flows from these projects were higher than purchase prices offered, EME has decided to maintain its ownership interests and not sell these projects at this time.  EME continues to discuss the possible sale of its interest in the Gordonsville project, although there is no assurance that EME will be able to do so.

SCE'S REGULATORY MATTERS

Generation and Power Procurement

CPUC Litigation Settlement Agreement
------------------------------------

In October 2001, SCE and the CPUC entered into a settlement of SCE's lawsuit against the CPUC which sought a ruling that SCE is entitled to full recovery of its past electricity procurement costs.  The Utility Reform
Network (TURN), a consumer advocacy group, and other parties are pursuing an appeal to the federal court of appeals seeking to overturn the stipulated judgment of the district court that approved the settlement agreement.  On March 4, 2002, the court of appeals heard argument on the appeal and the matter is now under submission.  A decision could be issued at any time.  SCE cannot predict the outcome of the appeal or the impact that any outcome would have upon the stipulated judgment.  Possible outcomes could include affirmance, a return to the district court, a referral of a controlling state law question to the California Supreme Court, or reversal of the stipulated judgment.  SCE cannot predict whether or how a ruling on the stipulated judgment could also affect the settlement agreement.

In addition, under the settlement agreement with the CPUC, SCE cannot pay dividends or other distributions on its common stock (all of which is held by its parent, Edison International) prior to the earlier of the date on which
SCE has recovered all of its procurement-related obligations or January 1, 2005, except that if SCE has not recovered all of its procurement-related obligations by December 31, 2003, SCE may apply to the CPUC for consent to resume common stock dividends prior to January 1, 2005, and the CPUC will not unreasonably withhold its consent.  Other provisions of the settlement agreement are described in the CPUC Litigation Settlement Agreement
(pages 31 and 32) disclosure in the year-end 2001 MD&A.

In April 2002, the Foundation for Taxpayer and Consumer Rights (FTCR), an advocacy group, filed a petition for writ of mandamus in the California Supreme Court against the CPUC.  The FTCR's petition asserts that the CPUC exceeded its authority and violated state law in approving the settlement agreement and stipulated judgment with
SCE, and that the CPUC further intends to exceed its authority and violate state law in proposing and consenting to a bankruptcy reorganization plan for Pacific Gas and Electric Company (PG&E).  The petition seeks a declaration that the CPUC cannot agree not to enforce any state law unless an appellate court has determined that the state law is invalid, unconstitutional, or unenforceable.  The petition also seeks an injunction against the
CPUC's expenditure of taxpayer funds in proposing or consenting to a PG&E bankruptcy reorganization plan that violates state law.  The FTCR's petition expressly states that it does not seek any order from the California
Supreme Court with respect to the stipulated judgment implementing the settlement agreement between the CPUC and
SCE; and the petition does not request any judicial actions regarding the settlement agreement.  The FTCR is not a party to TURN's federal court appeal concerning the stipulated judgment.

The CPUC filed its response to the petition on July 12, 2002, and the FTCR submitted its reply brief on July 19,
2002.  The matter is currently pending before the California Supreme Court.  SCE cannot predict the outcome of this matter or whether the FTCR will attempt in this or other proceedings to prevent the CPUC from continuing to perform its obligations under the settlement agreement.

PROACT Regulatory Asset
-----------------------

In accordance with the settlement agreement and an implementing resolution adopted by the CPUC, SCE established a regulatory balancing account called the PROACT with an initial balance of $3.6 billion reflecting the net amount of past procurement-related liabilities to be recovered by SCE.  Each month, SCE applies to the PROACT the positive or negative difference between SCE's revenue from retail electric rates (including surcharges) and the costs that SCE is authorized by the CPUC to recover in retail electric rates.  The balance in the PROACT was $2.6 billion at December 31, 2001, and $1.6 billion at June 30, 2002.  The June 30, 2002, balance includes a second quarter 2002 decrease of $256 million to reflect the implementation of the URG decision described below.
Currently, SCE projects that it will recover the remaining balance of the procurement-related obligations in the
PROACT by late 2003.  Material factors that would change SCE's estimate of the timing of PROACT recovery are:

o    level of output of SCE's generating plants and contract power delivers (for example, higher than forecasted output accelerates PROACT recovery);

o    authorized revenue changes for distribution, transmission, and SCE retained-generation costs (see discussion in URG Decision, Generation Procurement Proceeding, PBR Decision and CPUC GRC Proceeding);

o    SCE's share of the CDWR revenue requirement (see discussion in CDWR Revenue Requirement Proceeding);

o    disposition of 1/2(cent) temporary surcharge (see discussion in Temporary Surcharge);

o    level of retail sales (for example, higher than forecasted sales would accelerate PROACT recovery);

o    level of direct access (see Direct Access discussions regarding the historical procurement charge and exit fees below);

o    direct access customers' contribution to recovery of SCE's PROACT-related costs and to the CDWR's costs
     (see Direct Access discussions regarding the historical procurement charge and exit fees below); and

o    potential energy supplier refunds (see discussion in Wholesale Electricity Markets).

The following is an update on various regulatory proceedings impacting the timing of PROACT recovery:

Direct Access - Historical Procurement Charge.  From 1998 through mid-September 2001, SCE's customers were able to choose to purchase power directly from an energy service provider other than SCE (thus becoming direct access customers) or continue to purchase power from SCE.  On March 21, 2002, the CPUC issued a final decision affirming that new direct access arrangements entered into by SCE's customers after September 20, 2001, are invalid.  This decision did not affect direct access arrangements in place before that.  Direct access customers receive a credit for the generation costs SCE saves by not serving them.  Electric utility revenue is reported net of this credit.  Because of this credit, direct access power purchases resulted in additional undercollected power procurement costs to SCE during 2000 and 2001.  On July 17, 2002, the CPUC issued an interim decision to establish a nonbypassable historical procurement charge requiring direct access customers to pay $391 million of
SCE's past power procurement costs, and directed SCE to reduce the PROACT balance by $391 million and create a new regulatory asset for the same amount.  The amount is to be collected from direct access customers by reducing the existing generation credit given by 2.7(cent)per kWh.  This credit reduction will be utilized to reduce the new regulatory asset balance until the CPUC issues an order to determine a surcharge for direct access customers share of the CDWR's costs, as discussed in the paragraph below.  Once that surcharge is implemented, the contribution by direct access customers to the new regulatory asset balance will be reduced from 2.7(cent)per kWh to
1(cent)per kWh until the $391 million is collected, with the remainder of the 2.7(cent)per kWh utilized for other costs associated with direct access customers.  SCE had requested that direct access customers be responsible for $540 million of its past power procurement costs and will request the CPUC to modify its interim decision accordingly.  Once the interim decision becomes permanent, SCE expects to reduce the PROACT balance and create a new regulatory asset.  The net effect of this action will accelerate the timing of PROACT recovery.

Direct Access - Exit Fees.  The CPUC allocated the CDWR's costs of power purchases among the California utilities and each utility's customers.  However, the CPUC deferred a decision on the responsibility of direct access customers to pay a portion of the CDWR's costs.  On June 6, 2002, parties submitted proposals to the CPUC regarding the appropriate charges to these customers and methods for assessing those charges.  Rebuttal testimony has been filed and evidentiary hearings have been held.  One of the issues in this case is the level of cap placed on total direct access surcharges (including the Historical Procurement Charge).  If the CPUC maintains that cap at the same 2.7(cent)per kWh, discussed above, total annual revenue is expected to increase by about $320 million.  About $120 million of this amount will be contributed to the recovery of the new regulatory asset
(credited to the PROACT) and the remaining approximately $200 million will go toward paying direct access customers' responsibility for the CDWR's costs.  Amounts contributed by direct access customers to recover the
CDWR's costs will result in a reduction of the CDWR's revenue requirement to be paid by SCE's bundled service customers, increasing the amount of revenue applied to the PROACT balance, thus expediting the recovery of the
PROACT balance.

CDWR Revenue Requirement Proceeding
-----------------------------------

In accordance with an agreement SCE and the CDWR executed on February 28, 2002, SCE paid the CDWR for previously delivered imbalance energy (plus interest) in three installments ($100 million on April 1, 2002; $150 million on
June 3, 2002; and the balance of $120 million on July 1, 2002).  In a decision dated March 21, 2002, the CPUC approved the February 28 agreement between SCE and the CDWR.

On June 14, 2002, the CDWR issued an updated revenue requirement of $5.5 billion for calendar year 2003, for its bond costs and power procurement costs.  Comments on the updated revenue requirement were submitted to the CDWR on July 16, 2002.  Based on some or all of those comments, the CDWR is expected to revise its updated revenue requirement and file it with the CPUC in the third quarter of 2002.  The CPUC will then determine how the updated revenue requirement will be allocated among the customers of the California electric utilities.  Based on the
2003 CDWR revenue requirement filing, SCE's

share of the CDWR's revenue requirement for 2003 could increase by as much as $400 million, assuming the same allocation percentage used by the CPUC in 2001 and 2002.  On August 9, 2002, the CDWR issued a Notice of
Significant Additional Material Relied Upon in Proposed Determination of a Revenue Requirement.  It appears from the information referenced in this notice that the CDWR could adopt a revenue requirement as high as $5.8 billion for calendar year 2003, in which case SCE's share would likely be higher then the $400 million discussed above.
The CDWR revenue requirement is likely to be adjusted for undercollections or overcollections in 2001-2002.  At this time, SCE is unable to predict what effect, if any, the 2003 CDWR revenue requirement will have on the timing of PROACT recovery.

Temporary Surcharge
-------------------

As discussed in Operating Revenue, the CPUC allowed the continuation of the 1/2(cent) surcharge that was scheduled to terminate in June 2002 and required SCE to track the associated revenue in a balancing account, until the CPUC determines the use of the surcharge.  The continuation of the surcharge will be reported as an increase to revenue and cash by as much as $200 million for the remainder of 2002 and $350 million in 2003, but will have no impact on earnings.  SCE assumes this increased revenue will be used to offset the CDWR's higher revenue requirement, and has incorporated that assumption in its current projection of the timing of PROACT recovery.

URG Decision
------------

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

o    Establishes an amortization schedule for SCE's nuclear facilities that reflects their current remaining
     Nuclear Regulatory Commission license durations, using unamortized balances as of January 1, 2001, as a starting point;

o    Establishes balancing accounts for the costs of utility generation, purchased power, and ancillary services from the ISO; and

o    Continues the use of SCE's last CPUC-authorized return on common equity of 11.6% for SCE's URG rate base other than San Onofre Units 2 and 3, and keeps in place the 7.37% return on rate base for San Onofre
     Units 2 and 3 under the ICIP.

Based on this decision, during the second quarter of 2002, SCE reestablished for financial reporting purposes regulatory assets related to its unamortized nuclear facilities, purchased-power settlements and flow-through taxes, reduced the PROACT regulatory asset balance (by $256 million), and recorded a corresponding credit to earnings of $480 million after tax.  The reduction in the PROACT balance reflects a change in SCE's unamortized nuclear facilities amortization schedule to reflect a ten-year amortization period rather than a four-year amortization period, which was used to calculate the PROACT, for ratemaking purposes, during the last four months of 2001.  Implementation of the URG decision, together with the PROACT mechanism, allowed SCE to reestablish substantially all of the regulatory assets previously written off to earnings.

Generation Procurement Proceeding
---------------------------------

In October 2001, the CPUC directed SCE and the other major California electric utilities to provide recommendations for establishing policies and mechanisms to enable the utilities to resume power procurement by
January 1, 2003.  In its responses to the order, SCE stated, among other things, that any CPUC-approved procurement framework must include processes to assure full, certain, and timely recovery of reasonable procurement costs, and clear guidelines and pre-approvals, when appropriate, instead of after-the-fact reasonableness reviews.  SCE also emphasized the necessity of regaining an investment-grade credit rating before it resumes purchasing power for customers.  Without an investment-grade credit rating, SCE would experience difficulty in obtaining financing and entering into long-term power contracts to mitigate commodity price risks.

SCE also asked the CPUC to approve an interim procedure for SCE to enter into contracts jointly with the CDWR primarily for early procurement of capacity.  By joining with the CDWR (which counterparties are willing to enter into long-term contracts with), SCE could obtain long-term contracts before the CDWR's power contracting authority expires on December 31, 2002, and in advance of SCE regaining an investment-grade credit rating.

CPUC also is addressing the issue of allocating among the three major California utilities the energy that will be provided under contracts already entered into by the CDWR.  This allocation will affect SCE's residual net short (i.e., the amount of energy SCE must procure for its customers from sources other than its own generating plants and power purchase contracts, as well as, energy allocated to SCE's customers from the CDWR contracts).
The allocation may impact the timing of the PROACT balance recovery or require a rate increase to ensure SCE is fully recovering its procurement costs.

On July 3, 2002, the California Legislature unanimously passed as an urgency measure Assembly Bill (AB) 57, which states an intent for SCE and the other California utilities to resume procuring power for their customers by
January 1, 2003.  The bill, which has not yet been delivered to the Governor for his signature, provides that a procurement plan approved for a utility by the CPUC shall, among other things: (a) enable the utility to fulfill its obligation to serve its customers at just and reasonable rates; (b) eliminate the need for after-the-fact reasonableness reviews of the utility's actions in compliance with the plan; (c) ensure timely recovery of costs incurred under the plan; and (d) moderate the price risk to the utility of serving its retail customers.  The bill states that the CPUC shall not approve a feature or mechanism in a utility's procurement plan if the CPUC finds that it would impair the restoration of, or lead to a deterioration of, the utility's creditworthiness.
The bill calls for the CPUC to make an allocation of electricity provided under the CDWR contracts among the utilities, and for the utilities to submit a procurement plan within 60 days thereafter.  After the CPUC approves a procurement plan, the bill requires the CPUC to allow at least 90 days before the utilities resume procurement.  The bill permits bilateral contracting and other hedging activities.  SCE believes that the bill, if signed into law, would provide a framework under which SCE's credit rating can be restored and would set forth the criteria for a fully functional procurement and ratemaking plan.

If SCE were required to resume power procurement before it has an investment-grade credit rating, the cash requirements could have an adverse effect on SCE's liquidity.  SCE is unable to predict what effect the generation procurement proceeding or AB 57, if signed by the Governor and enacted into law, will have on the currently projected timing of PROACT recovery.

Mohave Generating Station Application
-------------------------------------

On May 17, 2002, SCE filed with the CPUC an application to address the future disposition of SCE's share of the
Mohave Generating Station (Mohave).  Mohave obtains all of its coal supply from a mine in northeast Arizona on lands of the Navajo Nation and Hopi Tribe (the Tribes).  This coal is delivered from the mine to Mohave by means of a coal slurry pipeline, which requires water that is obtained from groundwater wells located on lands of the
Tribes in the mine vicinity.

Due to the lack of progress in negotiations with the Tribes and other parties to resolve several coal and water supply issues, SCE's application states that it appears that it probably will not be possible for SCE to extend Mohave's operation beyond 2005.  Since the passage of a legislative bill, which prevented completion of a pending sale of SCE's share of Mohave, uncertainty over a post-2005 coal supply has also prevented SCE and the other Mohave co-owners from starting to install extensive pollution control equipment that must be put in place if Mohave's operations are extended past 2005.

SCE intends to continue to negotiate to resolve the coal supply and slurry-water issues.  If those issues are satisfactorily resolved by the end of 2002, SCE's application states that it will seek CPUC authorization for making the necessary pollution control expenditures and certain other investments upon determination that such expenditures are economic and in SCE's customer's interest.  Because SCE expects that CPUC action on this request could take a year or more, SCE's May 17, 2002, application requests either:  a) pre-approval for SCE to immediately begin spending up to $58 million on Mohave pollution controls if the outstanding coal and slurry-water issues are sufficiently resolved by year-end 2002; or b) authority for SCE to establish certain balancing accounts and otherwise begin preparing to not extend Mohave's coal-fired operations at the end of 2005.

Several parties filed protests or responses to SCE's application on July 1, 2002.  Some of these support, at least in part, authorization for the interim funding to extend Mohave's operation, but none of them provide, in
SCE's view, solutions to the coal and slurry-water issues that must be resolved for Mohave to be reasonably assured of a post-2005 coal supply.

The outcome of SCE's application is not expected to impact Mohave's operation through 2005.  Consequently, SCE does not expect this matter to have a material impact on the PROACT balance or the timing its recovery.

Transmission and Distribution

PBR Decision
------------

SCE's revenue related to distribution operations is determined through a PBR mechanism.  The distribution PBR mechanism was to have ended in December 2001, but in June 2001 the CPUC extended the mechanism until SCE's next
GRC, which is expected to be effective in 2003.  On April 22, 2002, the CPUC issued a decision that modifies the
PBR mechanism in the following significant respects:

o  SCE's current PBR distribution sales mechanism is converted to a revenue requirement mechanism to prevent material revenue under or overcollections resulting from changes in retail rates.  A balancing account will be established to record any under or overcollections.  This is retroactively effective as of June 14, 2001.

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

As a result of this decision, SCE expects its earnings for 2002 to increase by approximately $145 million.
During the second quarter of 2002, SCE recorded credits to earnings of approximately $26 million for revenue undercollections during the period June 14, 2001, through December 31, 2001, and $23 million and $32 million for revenue undercollections for the first and second quarters of 2002, respectively.  SCE projects additional credits to earnings for revenue undercollections of approximately $64 million during the remaining six months of 2002.  All of these amounts are on an after-tax basis.  This decision is incorporated into SCE's current projection of the timing of PROACT recovery.

CPUC GRC Proceeding
-------------------

In December 2001, SCE submitted a notice of intent to file its 2003 GRC with the CPUC, requesting an increase of approximately $500 million in revenue (compared to 2000 recorded revenue) for its distribution and generation operations.  On May 3, 2002, SCE filed its formal application for the 2003 GRC.  After taking into account the effects of the CPUC's April 22 PBR decision, SCE reduced the revenue increase requested in the application to
$286 million.  The requested revenue increase is primarily related to capital additions and projected increases in pension and benefit expenses.  Hearings are now scheduled to begin in the fourth quarter of 2002.  A final decision is expected in mid-2003.

Wholesale Electricity Markets

On July 25, 2001, the FERC issued an order that limits potential refunds from alleged overcharges by energy suppliers to the ISO and PX spot markets during the period from October 2, 2000 through June 20, 2001, and adopted a refund methodology based on daily spot market gas prices.  An administrative law judge conducted evidentiary hearings on this matter in March 2002 and further hearings are scheduled in August 2002.  SCE cannot predict the amount of any potential refunds.  Under the settlement agreement with the CPUC, any refunds will be applied to reduce the PROACT balance until the PROACT is fully recovered.  After PROACT recovery is complete, 90%
of any refunds will be refunded to ratepayers.  SCE has not incorporated any potential refunds into its current projection of the timing of PROACT recovery.

On July 17, 2002, the FERC issued an order reviewing the ISO's proposals to redesign the market and implementing a market power mitigation program for the 11-state western region.  The FERC declined to extend beyond September
30, 2002, all of the market mitigation measures it had previously adopted.  However, effective October 1, 2002, the FERC extended a requirement, first ordered in its June 19, 2001, decision, that all western energy sellers offer for sale all operationally and contractually available energy.  It also ordered a cap on bids for real-time energy and ancillary services of $250/MWh to be effective beginning October 1, 2002, and ordered various other market power mitigation measures.  The FERC did not set a specific expiration date for its new market mitigation plan.  SCE cannot predict whether the new market mitigation plan adopted by the FERC will be sufficient to mitigate market price volatility in the wholesale electricity markets in which SCE will be purchasing its residual net short electricity requirements.

Holding Company Proceeding

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
The decision did not determine if any of the utility holding companies had violated this condition, reserving such a determination for a later phase of the proceedings.  On February 11, 2002, SCE and Edison International
filed an application for rehearing of the decision.  On July 17, 2002, the CPUC affirmed its earlier decision on the first priority condition and also denied Edison International's request for a rehearing of the CPUC's determination that it had jurisdiction over Edison International in this proceeding.  SCE and Edison
International intend to challenge the CPUC decision on the first priority condition (and Edison International intends to challenge the CPUC decision on the jurisdictional matter) and are evaluating the timing and manner of doing so.  Edison International cannot predict what effects this investigation or any subsequent actions by the
CPUC may have on Edison International or any of its subsidiaries.

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

The state-owned electric utility company and Paiton Energy signed a binding term sheet on December 14, 2001, setting the commercial terms under which Paiton Energy is to be paid for capacity and energy charges, as well as a monthly restructuring settlement payment covering amounts owed by the state-owned electric utility company and the settlement of other claims.  In addition, the binding term sheet extends the term of the power purchase agreement from 2029 to 2040.  On June 28, 2002, Paiton Energy and the state-owned electric utility company concluded negotiations on an amendment to the power purchase agreement that includes the agreed commercial terms in the binding term sheet.  The binding term sheet serves as the basis under which the state-owned electric utility company is paying Paiton Energy during 2002, while the parties complete certain actions, including approval by Paiton Energy's lenders of the amendment to the power purchase agreement.  Such actions are required to be completed by December 31, 2002.  Previously, the state-owned electric utility company and Paiton Energy entered into agreements covering 2001.  The state-owned electric utility company has made all payments to Paiton
Energy  as required under these agreements for 2001, which are superseded by the binding term sheet.  Paiton
Energy is continuing to generate electricity to meet the power demand in the region.  The state-owned electric utility company has paid invoices for the months of January through May 2002, as well as the restructure settlement payments due for those months, as required under the binding term sheet and the power purchase agreement.  Paiton Energy believes that the state-owned electric utility company will continue to make payments for electricity under the binding term sheet while the parties work to complete the conditions precedent to the effectiveness of the amendment to the power purchase agreement.  Under the binding term sheet, past due accounts receivable due under the original power purchase agreement  are to be compensated through a monthly restructuring settlement payment of $4 million for 30 years.  If the power purchase agreement amendment does not become effective within 180 days of its signing, the parties would be entitled to revert to the terms and conditions of the original power purchase agreement in order to pursue arbitration in an international forum.

EME's investment in the Paiton project increased to $514 million at June 30, 2002, from $492 million at
December 31, 2001.  The increase in the investment resulted from EME's subsidiary recording its proportionate share of net income from Paiton Energy, as well as its proportionate share of other comprehensive income.  EME's investment in the Paiton project will increase or decrease from earnings or losses from Paiton Energy and decrease by cash distributions.  Assuming the Paiton project remains profitable, EME expects the investment account to increase substantially during the next several years as earnings are expected to exceed cash distributions.

As mentioned above, Paiton Energy and the state-owned electric utility company have completed negotiations on an amendment to the power purchase agreement.  While the binding term sheet has been approved by the project lenders, Paiton Energy has not yet obtained  the approval of the amendment to the power purchase agreement by the project lenders.  Paiton Energy and its lenders have initiated negotiations on a restructuring of the senior debt, which takes into account the revised payment terms contained in the amendment to the power purchase agreement.  The outcome of these negotiations is uncertain at the present time.  However, EME believes that it will ultimately recover its investment in the project.

Environmental Remediation

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

December 31, 2001, to reflect the results from SCE's annual environmental cost study for 2001 completed in April
2002.

Changes in EME's projected environmental capital expenditures for its Illinois plants are further discussed in the EME Subsidiary Financing Plans discussion in the Financial Condition section of this MD&A.

Long-Term Incentive Plans

For a detailed description of Edison International's long-term incentive plans, see the Long-Term Incentive Plans disclosure in Note 9-Employee Compensation and Benefit Plans of Edison International's 2001 annual report to shareholders.  As indicated in Note 9, Edison International measures compensation expense related to stock-based compensation by the intrinsic value method.  If Edison International were to adopt the fair-value method of accounting and charge the cost of the stock options to expense, effective with stock options granted in 2002, earnings for the six months ended June 30, 2002, would have been reduced by approximately $300,000 and earnings for fiscal year 2002 would be reduced by approximately $2 million, based on a Black-Scholes option-pricing model.

San Onofre Inspection

SCE's San Onofre Unit 2 returned to service on July 2, 2002, after a 43-day outage for scheduled refueling and maintenance.  During this outage, a detailed inspection of the reactor vessel head nozzle penetrations was conducted.  The reactor vessel head nozzle penetrations have received industry attention recently due to the leakage from such nozzles at the Davis Besse nuclear plant in Ohio.  The inspection conducted at San Onofre Unit
2 found no indications of leakage or degradation in the reactor vessel head nozzle penetrations.  San Onofre Unit
3's nozzle penetrations will be inspected as part of its scheduled refueling and maintenance outage in the first quarter of 2003.

Federal Income Taxes

On August 7, 2002, Edison International received a notice from the Internal Revenue Service (IRS) asserting deficiencies in federal corporate income taxes for Edison International's 1994 to 1996 tax years.  The vast majority of the tax deficiencies are timing differences and therefore, amounts ultimately paid, if any, would benefit Edison International as future tax deductions.  Edison International will challenge the deficiencies asserted by the IRS.  Edison International believes that it has meritorious legal defenses to those deficiencies and believes that the ultimate outcome of this matter will not result in a material impact on Edison
International's consolidated results of operations or financial position.

NEW ACCOUNTING STANDARDS

Edison International is studying the impact of the new Asset Retirement Obligations standard to be implemented in
2003, and is unable to predict at this time the impact on its financial statements.

Edison International implemented the new Goodwill and Other Intangibles standard on January 1, 2002.  Pursuant to this standard, no goodwill amortization expense was recorded during 2002.  Goodwill amortization expense, net of tax, for the three and six months ended June 30, 2001, was $2 million and $4 million, respectively.  The standard requires that goodwill should be tested for impairment using a two-step approach.  The first step used to identify a potential impairment compares the fair value of a reporting unit to its carrying amount, including goodwill.  If the fair value of the reporting unit is less than its carrying amount, the second step of the impairment test is performed to measure the amount of the impairment loss.  The second step of the impairment test is a comparison of the implied fair value of goodwill to its carrying amount.  The impairment loss is equal to the excess carrying amount of the goodwill over the implied fair value.  The majority of Edison
International's goodwill is recorded at EME.  EME's recorded goodwill at December 31, 2001 was $632 million, comprised of $360 million related to its Contact Energy acquisitions, $247 million related to its First Hydro acquisition and $25 million related to its Citizens Power LLC acquisition.  EME completed the first step described above for each of the components of its goodwill. The fair value of the reporting units for the Contact
Energy and First Hydro operations were in excess of related book value at January 1, 2002.  Accordingly, no impairment of the goodwill related to

these reporting units will be recorded upon adoption of this standard.  EME concluded that fair value of the reporting unit related to the Citizens Power acquisition was less than its book value and, accordingly, the goodwill related to this reporting unit is impaired at January 1, 2002.  EME is in the process of completing the second step of the impairment test described above, which will be completed by December 31, 2002.

FORWARD-LOOKING INFORMATION AND RISK FACTORS

In the preceding MD&A and elsewhere in this quarterly report, the words estimates, expects, anticipates, believes, and other similar expressions are intended to identify forward-looking information that involves risks and uncertainties.  Actual results or outcomes could differ materially from those anticipated.  Risks, uncertainties and other important factors that could cause results to differ, or that otherwise could impact
Edison International and its subsidiaries, include among other things:

o   the outcome of the pending appeals of the stipulated judgment approving SCE's settlement agreement with the CPUC, and the effects of other legal actions or ballot initiatives, if any, attempting to undermine the provisions of the settlement agreement or otherwise adversely affecting SCE;

o   changes in prices and availability of wholesale electricity and natural gas cause in operating costs, which could affect the timing of SCE's cost recovery and/or cause EME's revenue and earnings to be adversely affected;

o   the operation of some of EME's power plants without long-term power purchase agreements, and other plants with agreements with a single customer, which may adversely affect EME's ability to sell the plants' output at profitable terms;

o   changing conditions in wholesale power markets, such as general credit constraints and thin trading volumes, that could make it difficult for EME or SCE to sell power or enter into hedging agreements;

o   the actions of securities rating agencies, including the determination of whether or when to make changes in SCE's credit ratings, the ability of Edison International, SCE and Edison Capital to regain, and EME and its subsidiaries to retain, investment-grade ratings, and the impact of current or lowered ratings and other financial market conditions on the ability of the respective companies to obtain needed financing on reasonable terms;

o   the possibility that existing tax allocation agreements may not operate as contemplated, for example, if the consolidated group does not have sufficient taxable income to use the tax benefits of each group member, or if any member ceases to be a part of the consolidated group;

o   actions by state and federal regulatory bodies setting rates, adopting or modifying cost recovery, holding company rules, accounting and rate-setting mechanisms, as well as legislative or judicial actions affecting the same matters;

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Information responding to Item 3 is included in Item 2, Management's Discussion and Analysis of Results of
Operations and Financial Condition, on pages 38 through 49 incorporated herein by reference to General
Instruction D (1).

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Edison International

Edison Mission Energy

                                                Sunrise Proceedings

As previously reported in Part II, Item 1 of Edison International's Quarterly Report on Form 10-Q for the
quarterly period ending March 31, 2002 (First Quarter 10-Q), the CPUC and the California Electricity Oversight
Board (CEOB) filed complaints with the FERC against all sellers of long-term contracts to the CDWR, including
Sunrise Power Company (Sunrise).  Sunrise, in which EME owns a 50% interest, sells all of its output to the CDWR under a power purchase agreement entered into on June 25, 2001.  The CPUC complaint alleges that the contracts are "unjust and unreasonable" on price and other terms, and requests that the contracts be abrogated.  The CEOB complaint makes a similar allegation and requests that the contracts be deemed voidable at the request of the
CDWR.

After hearings and intermediate rulings, on July 23, 2002, the FERC dismissed with prejudice the CPUC and CEOB complaints against Sunrise.  The CPUC and CEOB have a right of appeal to the federal courts of appeal within
60 days of the date of the order.  The CPUC and CEOB have not yet indicated whether they intend to appeal the dismissal.

On May 15, 2002, Sunrise was served with a complaint filed in the Superior Court of the State of California, City and County of San Francisco, by James M. Millar, "individually, and on behalf of the general public and as a representative taxpayer suit" against sellers of long-term power to the CDWR, including Sunrise.  The lawsuit alleges that the defendants, including Sunrise, engaged in unfair and fraudulent business practices by knowingly taking advantage of a manipulated power market to obtain unfair contract terms.  The lawsuit seeks to enjoin enforcement of the "unfair and oppressive terms and conditions" in the contracts, as well as restitution by the defendants of excessive monies obtained by the defendants.  Plaintiffs in several other lawsuits are seeking to have the Millar lawsuit consolidated with other class action suits pending in the San Francisco area.  The defendants in the Millar lawsuit and other class action suits removed all the lawsuits to the U.S. District
Court, Northern District of California, and filed a motion to stay all proceedings pending final resolution of the jurisdictional issue.  Various plaintiffs have filed pleadings opposing the removal and requesting that the matters be remanded to state court.  The motions are still pending.

                                                  PMNC Litigation

As previously reported in Part I, Item 3 of Edison International's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (2001 Form 10-K), in February 1997, a civil action was commenced in the Superior Court of the State of California, Orange County, entitled The Parsons Corporation and PMNC v. Brooklyn Navy Yard
Cogeneration Partners, L.P., Mission Energy New York, Inc. and B-41 Associates, L.P., in which Plaintiffs asserted general monetary claims under the construction turnkey agreement for the project in the amount of $136.8 million.  Brooklyn Navy Yard has also filed an action entitled Brooklyn Navy Yard Cogeneration Partners, L.P., v.
PMNC, Parsons Main of New York, Inc., Nab Construction Corporation, L.K. Comstock & Co., Inc. and The Parsons
Corporation, in the Supreme Court of the State of New York, Kings County, asserting general monetary claims in excess of $13 million under the construction turnkey agreement.

On February 14, 2002, PMNC moved to amend the complaint in the New York action to add EME as a defendant and to seek a $43 million attachment against EME.  This motion was heard on May 10, 2002, and the court issued an order denying the motion on June 21, 2002.  On August 2, 2002, the court ordered that discovery be completed by mid-August 2002 and that the parties file dispositive motions on or before September 20, 2002.  After ruling on the dispositive motions, the court plans to set a trial date.

EME agreed to indemnify Brooklyn Navy Yard and EME's partner in the venture from all claims and costs arising from or in connection with this litigation.

                                                 Paiton Labor Suit

EME owns a 40% interest in Paiton Energy, which constructed the Paiton project in East Java, Indonesia.  The
Paiton project has achieved commercial operation.  In 1994, Paiton Energy entered into a power purchase agreement with Indonesia's state-owned electricity company, P.T. Perusahaan Listrik Negara ("PT PLN"), pursuant to which PT
PLN is obligated to purchase the capacity and energy of the Paiton project.  In April 2001, Paiton Energy was sued in the Central Jakarta District Court by the PLN Labor Union.  PT PLN, the Indonesian Minister of Mines and
Energy and the former President Director of PT PLN are also named as defendants in the suit.  The union sought to set aside the power purchase agreement between Paiton Energy and PT PLN and the interim agreement then in effect between Paiton Energy and its lenders, as well as damages and other relief.  On April 16, 2002, the Central
Jakarta District Court dismissed the lawsuit against Paiton Energy and the other defendants on the basis that the
PLN Labor Union was not authorized under the law to bring such an action.  On April 23, 2002, the PLN Labor Union filed to appeal this decision.  Paiton Energy intends to contest the appeal.

                                       BHP Fuel Supply Agreement Arbitration

PT Batu Hitam Perkasa (BHP), one of EME's partners in Paiton Energy, has informed Paiton Energy that it intends to reactivate a pending arbitration to resolve disputes under the fuel supply agreement between BHP and Paiton
Energy.  The arbitration has been stayed since 1999 to allow the parties to engage in settlement discussions to restructure the coal supply chain for the Paiton project.  These discussions did not result in a settlement of all potential claims with respect to the restructuring of the coal supply chain, and BHP recently requested that the arbitration tribunal permit BHP to amend or supplement its statement of claims to assert additional claims against Paiton Energy for breach, and termination, of the fuel supply agreement.  BHP has not specified the amount of damages, or other relief, it seeks to recover.  Paiton Energy intends to contest the arbitration.

Southern California Edison Company

                                       San Onofre Personal Injury Litigation

As previously reported in Part I, Item 3 of Edison International's 2001 Form 10-K, and in Part II, Item 1 of
Edison International's First Quarter 10-Q, SCE was actively involved in four lawsuits claiming personal injuries allegedly resulting from exposure to radiation at San Onofre.  In addition, SCE was previously involved, along with other defendants, in two earlier cases raising similar allegations.  Plaintiffs in five of the cases had reached an agreement with SCE to stay all proceedings in those matters, including trial, pending the results of the November 17, 1995, case that was then before the Ninth Circuit Court of Appeals.  The parties agreed that if the plaintiffs in the November 17, 1995, lawsuit did not receive a favorable determination on their appeal, then the five other lawsuits would be dismissed.  If, however, the plaintiffs in the November 17, 1995, lawsuit received a favorable determination on appeal, the other matters would proceed.

On May 20, 2002, the United States Supreme Court denied plaintiffs' petition for a writ of certiorari in the
November 17, 1995, lawsuit.  Plaintiffs' time to seek rehearing of that denial expired on June 14, 2002.  Because the plaintiffs in the November 1995 lawsuit did not receive a favorable determination, the remaining five cases have been dismissed with prejudice.

                                             Navajo Nation Litigation

As previously reported in Part I, Item 3 of Edison International's 2001 Form 10-K, on June 18, 1999, SCE was
served with a complaint filed by the Navajo Nation in the United States District Court for the District of
Columbia (D.C. District Court) against Peabody Holding Company and certain of its affiliates (Peabody), Salt
River Project Agricultural Improvement and Power District, and SCE.  The complaint asserts claims against the defendants for, among other things, violations of the federal RICO statute, interference with fiduciary duties and contractual relations, fraudulent misrepresentation by nondisclosure, and various contract-related claims.

On February 21, 2002, Peabody filed a demand to arbitrate in United States District Court in Arizona (Arizona
District Court) pursuant to a provision of their agreement with the Navajo Nation.  At the same time, Peabody and
SCE filed cross claims against the Navajo Nation in the D.C. District Court action, alleging that the Navajo
Nation had breached a prior settlement agreement and award between Peabody and the Navajo Nation by filing their lawsuit.  Additionally, Peabody and SCE filed a motion to transfer the action to the Arizona District Court or to stay the D.C. District Court action pending the outcome of arbitration-related proceedings.  This motion was made in conjunction with Peabody's seeking the order in the Arizona District Court for arbitration.  The D.C. District
Court denied Peabody's and SCE's motion to transfer the action to Arizona, or to stay the action pending the outcome of the Arizona District Court arbitration-related proceedings.  Peabody and SCE have appealed this ruling.

Peabody has filed a motion for summary judgment in the Arizona District Court proceeding, seeking an order that some of the claims asserted by the Navajo Nation in the D.C. District Court action over royalty rates on coal leases were resolved in a prior settlement and award between Peabody and the Navajo Nation.  Alternatively,
Peabody seeks an order requiring the Navajo Nation to arbitrate the claims that are the subject of the D.C.
District Court action in Arizona.  The Navajo Nation has moved to dismiss the Arizona District Court action or, alternatively, to have the matter transferred and consolidated with the D.C. District Court action.

                                         Qualifying Facilities Litigation

As previously reported in Part I, Item 3 of Edison International's 2001 Form 10-K, and in Part II, Item 1 of
Edison International's First Quarter 10-Q, SCE has been involved in a number of legal actions brought by various
QFs, alleging SCE's failure to timely pay for power deliveries made from November 1, 2000, through March 26, 2001
(Payment Suspension Period).  The QF plaintiffs have included gas-fired cogenerators and owners of solar, wind, geothermal and biomass projects, with the lawsuits, in aggregate, seeking payments of more than $833,000,000 for energy and capacity supplied to SCE under QF contracts, and in some cases additional damages.  Many of these QF lawsuits also have sought an order allowing the suppliers to stop providing power to SCE so that they may sell to other purchasers.  Plaintiffs in most of these cases have entered into settlement agreements providing for stays of litigation, payments to the QFs upon the occurrence of specified conditions, modifications in some cases to the contract prices going forward, releases and dismissals of the litigation upon payment by SCE.  On March 1,
2002, and with several exceptions related to unique disputes or other unique circumstances, including the status of regulatory approval, SCE paid the amounts due under the settlement agreements with these QFs, which triggered the releases and other provisions effectuating the settlements.

As a result of SCE's above-mentioned payments, and with certain exceptions described below, the lawsuits have either been dismissed or are in the process of being dismissed.

o    Inland Paperboard and Packaging, Inc. (Inland):  SCE opposes Inland's claims.  SCE has filed a motion for summary judgment addressing several of Inland's claims.  A hearing on this motion took place on August
     6, 2002.  The motion was not resolved at that time and a further hearing has been set for August 20, 2002.
     Trial had been set for August 6, 2002, although the trial date has been vacated due to the filing of the foregoing summary judgment motion.

o    Cabazon Power Partners:  Although previously stayed, the matter has been reactivated.  Trial was originally set to occur on October 2, 2002, but that trial date has been vacated and a new date is expected to be set by the court.

o    Watson Cogeneration Co., Midway-Sunset Cogeneration Company, U.S. Borax, Inc. (Borax), NP Cogen, Inc.
     (NP Cogen), and Black Hills Ontario, LLC:  The CPUC approved the application for approval of the settlement agreement in the N.P. Cogen action and the lawsuit has been dismissed.  In the
     Borax case, in exchange for payments received, plaintiff has agreed to release its nonpayment-related claims against SCE after receiving a March 1 payment from SCE.  The Borax lawsuit has also been dismissed.  SCE has sought Commission approval of various aspects of the Watson, Midway-Sunset and Black Hills agreements.  The
     Commission has not yet ruled on SCE's application.

o    Salton Sea Power Generation, LP, IMC Chemicals, Inc. and Luz Solar Partners, Ltd. III:  These QFs have been paid amounts owing under their settlement agreements with SCE.  The remaining outstanding issues have now been resolved and these parties have filed requests for dismissal of their lawsuits.

Item 4.  Submission of Matters to a Vote of Security Holders

At Edison International's Annual Meeting of Shareholders on May 14, 2002, shareholders elected eleven nominees to the Board of Directors.  The number of broker non-votes for each nominee was zero.  The number of votes cast for and withheld from each Director-nominee were as follows:

                                                        Number of Votes
                                              -----------------------------------
        Name                                          For           Withheld
                                              -----------------------------------
        John E. Bryson                            272,793,544      7,317,051
        Bradford M. Freeman                       273,675,885      6,434,710
        Joan C. Hanley                            273,498,212      6,612,383
        Bruce Karatz                              273,591,712      6,518,883
        Luis G. Nogales                           273,547,668      6,562,927
        Ronald L. Olson                           270,696,260      9,414,335
        James M. Rosser                           273,546,815      6,563,780
        Richard T. Schlosberg, III                273,585,825      6,524,770
        Robert H. Smith                           272,205,561      7,905,034
        Thomas C. Sutton                          272,335,829      7,774,766
        Daniel M. Tellep                          273,455,646      6,654,949

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

         10.1     Director Nonqualified Stock Option Terms and Conditions under the Equity Compensation Plan

         10.2     Director Deferred Compensation Plan as amended May 14, 2002

         10.3     Executive Grantor Trust Agreement Amendment 2002-1

         10.4     Director Grantor Trust Agreement Amendment 2002-1

         11       Computation of Primary and Fully Diluted Earnings per Share

         99.1     Edison Mission Energy Distribution Summary for the years ended December 31, 2001 and 2000 (File
                  No. 1-13434, filed as Exhibit 99.1 to the Edison Mission Energy Form 10-Q for the quarter ended
                  June 30, 2002)*

         99.2     Homer City Facilities Funds Flow From Operations for the twelve months ended June 30, 2002
                  (File No. 1-13434, filed as Exhibit 99.2 to the Edison Mission Energy Form 10-Q for the quarter ended June 30, 2002)*

         99.3     Homer City Facilities Funds Flow From Operations for the twelve months ended December 31, 2001
                  (File No. 1-13434, filed as Exhibit 99.3 to the Edison Mission Energy Form 10-Q for the quarter ended June 30, 2002)*

         99.4     Illinois Plants Funds Flow From Operations for the twelve months ended June 30, 2002 (File No.
                  1-13434, filed as Exhibit 99.4 to the Edison Mission Energy Form 10-Q for the quarter ended
                  June 30, 2002)*

         99.5     Illinois Plants Funds Flow From Operations for the twelve months ended December 31, 2001 (File
                  No. 1-13434, filed as Exhibit 99.5 to the Edison Mission Energy Form 10-Q for the quarter ended
                  June 30, 2002)*

         99.6     Statement Pursuant to 18 U.S.C. Section 1350

(b)      Reports on Form 8-K:

         Date of Report       Date Filed      Item(s) Reported
         --------------       ----------      ----------------
         May 8, 2002          May 10, 2002        4 and 7

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

                                                     EDISON INTERNATIONAL
                                                              (Registrant)

                                                     By       /S/ THOMAS M. NOONAN
                                                              ---------------------------------
                                                              THOMAS M. NOONAN
                                                              Vice President and Controller

                                                     By       /S/ KENNETH S. STEWART
                                                              ---------------------------------
                                                              KENNETH S. STEWART
                                                              Assistant General Counsel and
                                                              Assistant Secretary

August 14, 2002

