Form 10-K
period 2002-12-31
EDISON INTERNATIONAL
filed 2003-03-31
CIK 827052

                                                             UNITED STATES
                                                  SECURITIES AND EXCHANGE COMMISSION
                                                        Washington, D.C. 20549

                                                               FORM 10-K

(Mark One)

/X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                       December 31, 2002

/  /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from ---------------------  to --------------------------------------

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
            incorporation or organization)                                              Identification No.)

               2244 Walnut Grove Avenue
                 Rosemead, California
                 (Address of principal                                                         91770
                  executive offices)                                                        (Zip Code)

                                  Registrant's telephone number, including area code: (626) 302-2222

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes [X]    No [  ]

The aggregate market value of registrant's  voting stock held by non-affiliates  was approximately  $5,538,790,502 on or about June 28,
2002, based upon prices reported on the New York Stock Exchange.  As of March 26, 2003,  there were 325,811,206  shares of Common Stock outstanding.

                                                  DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents listed below have been incorporated by reference into the parts of this report so indicated.

(1)  Designated portions of the registrant's Annual Report to Shareholders for the year ended December 31, 2002....................................................  Parts I and II
(2)  Designated portions of the Joint Proxy Statement relating to registrant's 2003 Annual Meeting of Shareholders.....................................  Part III

                                                           TABLE OF CONTENTS

Item                                                                                                         Page
-----------------------------------------------------------------------------------------------------------------

Forward-Looking Statements...................................................................................  1

                                                                Part I

                                                           TABLE OF CONTENTS

Item                                                                                                         Page
-----------------------------------------------------------------------------------------------------------------

                                                                Part II

                                                               Part III

10.  Directors and Executive Officers of the Registrant...................................................... 39
11.  Executive Compensation.................................................................................. 39
12.  Security Ownership of Certain Beneficial Owners and Management and

                                                      FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that reflect Edison International's current expectations and projections about future events based on Edison International's knowledge of present facts and circumstances and assumptions about future events.  Other information distributed by Edison International that is incorporated in this report, or that refers to or incorporates this report, may also contain forward-looking statements.  In this report and elsewhere, the words "expects,"
"believes," "anticipates," "estimates," "intends," "plans," "probable," and variations of such words and similar expressions are intended to identify forward-looking statements.  Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated.  Some of the risks, uncertainties and other important factors that could cause results to differ, or that otherwise could impact Edison International or its subsidiaries, are listed under the heading
"Forward-Looking Information AND RISK FACTORS" in the Management's Discussion and Analysis of Results of Operations and Financial
Condition (MD&A) that appears in Edison International's 2002 Annual Report to Shareholders and is incorporated by reference into
Part II, Item 7 of this report.

Additional information about risks and uncertainties is contained throughout this report, in the MD&A, and in the Notes to
Consolidated Financial Statements (Notes to Financial Statements) that appear in Edison International's 2002 Annual Report to
Shareholders and are incorporated by reference into Part II, Item 8 of this report.  Readers are urged to read this entire report, including the information incorporated by reference, and carefully consider the risks, uncertainties and other factors that affect
Edison International's business.  The information contained in this report is subject to change without notice, and Edison
International is not obligated to publicly update or revise forward-looking statements.  Readers should review future reports filed by Edison International with the Securities and Exchange Commission (SEC).

Except when otherwise stated, references to each of Edison International, Southern California Edison Company (SCE), Mission Energy
Holding Company (MEHC), Edison Mission Energy (EME) or Edison Capital mean each such company with its subsidiaries on a consolidated basis.  References to "Edison International (parent)" or "parent company" mean Edison International on a stand-alone basis, not consolidated with its subsidiaries.  References to SCE, MEHC, EME, or Edison Capital followed by "stand-alone" mean each such company alone, not consolidated with its subsidiaries.

                                                                PART I

Item 1.  Business

                                                   Business of Edison International

Edison International was incorporated on April 20, 1987, under the laws of the State of California for the purpose of becoming the parent holding company of SCE, a California public utility corporation, and of other subsidiaries engaged in nonutility businesses
(Nonutility Companies).  SCE comprises the largest portion of the assets and revenue of Edison International.  The principal
Nonutility Companies are:  EME, which is engaged in owning or leasing and operating electric power generation facilities worldwide and in energy trading and price risk management activities; MEHC, which holds the common stock of EME; and Edison Capital, which has investments in energy and infrastructure projects worldwide and in affordable housing projects located throughout the United States.

Edison International is engaged in the business of holding, for investment, the common stock of its subsidiaries.  At December 31,
2002, Edison International and its subsidiaries had an aggregate of 15,038 full-time employees, of which 35 were employed directly by
Edison International.

The principal executive offices of Edison International are located at 2244 Walnut Grove Avenue, Rosemead, California 91770, and its
telephone number is (626) 302-2222.

Edison International's Internet address is www.edison.com.  Edison International makes available, free of charge on its Internet website, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after
Edison International electronically files such material with, or furnishes it to, the SEC.

Edison International has three business segments for financial reporting purposes:  an electric utility segment (SCE), a nonutility power generation segment (EME), and a financial services provider segment (Edison Capital).  Financial information about these segments and about geographic areas, for fiscal years 2002, 2001, and 2000, is contained in Note 12 of the Notes to Financial
Statements and incorporated herein by this reference.  Additional information about each of these business segments is contained below in "Business of Southern California Edison Company," "Business of Edison Mission Energy," and "Business of Edison Capital."

Regulation of Edison International

Edison International and its subsidiaries are exempt from all provisions, except Section 9(a)(2), of the Public Utility Holding
Company Act of 1935 on the basis that Edison International and SCE are incorporated in the same state and their utility business is predominately intrastate in character and carried on substantially in the state of incorporation.  Section 9(a)(2) provides, in substance, that Edison International may not directly or indirectly acquire five percent or more of the voting securities of a public utility company other than SCE, unless the acquisition has been approved by the SEC.  The subsidiaries of Edison International, other than SCE, conduct their businesses so as to avoid becoming public utility companies as defined in the Public Utility Holding Company
Act.  (See "Business of EDISON MISSION ENERGY - Regulation of EME" below for more information on the regulation of EME, including the effects on EME of the Public Utility Holding Company Act.)  It is necessary for Edison International to file an annual exemption statement with the SEC, and the exemption may be revoked by the SEC upon a finding that the exemption may be detrimental to the public interest or the interest of investors or consumers.  Edison International has no present intention of becoming a registered holding company under the Public Utility Holding Company Act.

Edison International is not a public utility under the laws of the State of California and is not subject to regulation as such by the California Public Utilities Commission (CPUC).  (See "Business of SOUTHERN CALIFORNIA EDISON company - Regulation of SCE" below for a description of the regulation of SCE by the CPUC.)  The CPUC decision authorizing SCE to reorganize into a holding company structure, however, contains certain conditions, which, among other things, (1) ensure the CPUC access to books and records of Edison
International and its affiliates which relate to transactions with SCE; (2) require Edison International and its subsidiaries to employ accounting and other procedures and controls to ensure full review by the CPUC and to protect against subsidization of nonutility activities by SCE's customers; (3) require that all transfers of market, technological, or similar data from SCE to Edison
International or its affiliates be made at market value; (4) preclude SCE from guaranteeing any obligations of Edison International without prior written consent from the CPUC; (5) provide for royalty payments to be paid by Edison International or its subsidiaries in connection with

the transfer of product rights, patents, copyrights, or similar legal rights from SCE; and (6) prevent Edison International and its subsidiaries from providing certain facilities and equipment to SCE except through competitive bidding.  In addition, the decision provides that SCE shall maintain a balanced capital structure in accordance with prior CPUC decisions, that SCE's dividend policy shall continue to be established by SCE's board of directors as though SCE were a stand-alone utility company, and that the capital requirements of SCE, as determined to be necessary to meet SCE's service obligations, shall be given first priority by the boards of directors of Edison International and SCE.

In 1997, the CPUC issued a decision which established additional rules governing the relationship between California's natural gas local distribution companies, electric utilities, and certain of their affiliates.  While SCE and its affiliates have been subject to affiliate transaction rules since the establishment of its holding company structure in 1988, these additional rules are more detailed and restrictive.  As required by the 1997 rules and an interim CPUC resolution, SCE has filed compliance plans which set forth SCE's implementation of the additional affiliate transaction rules.  The CPUC has not ruled on the sufficiency of SCE's compliance plans.  In January 2001, the CPUC issued an order instituting rulemaking to commence the review of the 1997 affiliate transaction rules that the original decision requires.  The CPUC proposed that some rules be considered for streamlining or other revision, while inviting interested parties to submit proposals of their own.  No decision has yet been issued, and the CPUC suspended the proceeding in light of having opened the holding company proceeding, discussed next below.

In April 2001, the CPUC adopted an order instituting investigation that reopened the past CPUC decisions authorizing the utilities to form holding companies and initiated an investigation into whether Edison International and PG&E Corporation violated CPUC requirements to give first priority to the capital needs of their respective utility subsidiaries; whether actions by Edison
International and PG&E Corporation and their respective nonutility affiliates to shield, or "ring-fence," nonutility assets also violated the requirements that the holding companies give first priority to the capital needs of their utility subsidiaries; whether the payment of dividends by the utilities violated requirements that the utilities maintain dividend policies as though they were comparable stand-alone utility companies; whether there are any additional suspected violations of laws or CPUC rules and decisions;
and whether additional rules, conditions, or other changes to the holding company decisions are necessary.  For more information on this matter, see "SCE's Regulatory Matters - Holding Company Proceeding" in the MD&A.

Neither Edison International nor SCE can predict with certainty what effects the CPUC's investigation or any other actions by the
CPUC may have on either of them.

Environmental Matters Affecting Edison International

Because Edison International does not own or operate any assets, except the stock of its subsidiaries, it does not have any direct environmental obligations or liabilities.  However, legislative and regulatory activities by federal, state, and local authorities in the United States and regulatory authorities with jurisdiction over projects located outside the United States continue to result in the imposition of numerous restrictions on the operation of existing facilities by Edison International's subsidiaries, on the timing, cost, location, design, construction, and operation of new facilities by Edison International's subsidiaries, and on the cost of mitigating the effect of past operations on the environment.  These laws and regulations, relating to air and water pollution, waste management, hazardous chemical use, noise abatement, land use, aesthetics, and nuclear control, substantially affect future planning and will continue to require modifications of existing facilities and operating procedures by Edison International's subsidiaries.  Edison International is unable to predict with certainty the extent to which additional regulations may affect its operations and capital expenditure requirements.

Edison International's material estimated capital expenditures for environmental control facilities, on a consolidated basis, are
$344 million for 2003, $450 million for 2004, $475 million for 2005, $387 million for 2006, and $389 million for 2007.  Additional information about environmental matters affecting Edison International appears in the MD&A under "Other Developments - Environmental
Protection" and in Note 10 of the Notes to Financial Statements under "Environmental Remediation," and that information is incorporated herein by reference.  For details about the environmental liabilities and other business risks from environmental regulation of SCE and EME, see "Business of SOUTHERN CALIFORNIA EDISON COMPANY - Environmental Matters Affecting SCE" and "Business
of EDISON MISSION ENERGY - Environmental Matters Affecting EME," below.

                                            BUSINESS OF SOUTHERN CALIFORNIA EDISON COMPANY

SCE was incorporated in 1909 under the laws of the State of California.  SCE is a public utility primarily engaged in the business of supplying electric energy to a 50,000 square-mile area of central, coastal and southern California, excluding the City of Los Angeles and certain other cities.  This SCE service territory includes approximately 800 cities and communities and a population of more than
12 million people.  In 2002, SCE's total operating revenue was derived as follows:  33% residential customers, 45% commercial customers, 10% industrial customers, 7% public authorities, 2% agricultural and other customers, and 3% other electric revenue.  At
December 31, 2002, SCE had consolidated assets of $18.2 billion and total shareholder's equity of $4.4 billion.  SCE had 12,113 full-time employees at year-end 2002.

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

Additional information about the regulation of SCE by the CPUC and the FERC, and about SCE's competitive environment, appears in the
MD&A under "SCE's Regulatory Matters," and that information is incorporated herein by reference.

SCE is subject to the jurisdiction of the United States Nuclear Regulatory Commission (NRC) with respect to its nuclear power plants.  NRC regulations govern the granting of licenses for the construction and operation of nuclear power plants and subject those power plants to continuing review and regulation.

The construction, planning, and siting of SCE's power plants within California are subject to the jurisdiction of the California
Energy Commission and the CPUC.  SCE is subject to the rules and regulations of the California Air Resources Board, State of Nevada,
and local air pollution control districts with respect to the emission of pollutants into the atmosphere; the regulatory requirements of the California State Water Resources Control Board and regional boards with respect to the discharge of pollutants into waters of the state; and the requirements of the California Department of Toxic Substances Control with respect to handling and disposal of hazardous materials and wastes.  SCE is also

subject to regulation by the United States Environmental Protection Agency (EPA), which administers federal statutes relating to environmental matters.  Other federal, state, and local laws and regulations relating to environmental protection, land use, and water rights also affect SCE.

The California Coastal Commission issued a coastal permit for the construction of San Onofre Nuclear Generating Station (San Onofre)
Units 2 and 3 in 1974.  This permit, as amended, requires mitigation for impacts to fish and the San Onofre kelp bed.  California
Coastal Commission jurisdiction will continue for several years due to ongoing implementation and oversight of these permit mitigation conditions, consisting of restoration of wetlands and construction of an artificial reef for kelp.  These mitigation measures were required to offset San Onofre's cooling water intake impacts to fish and kelp.  SCE has a coastal permit to construct a temporary dry cask spent fuel storage installation for San Onofre Units 2 and 3.  The California Coastal Commission also has continuing jurisdiction over coastal permits issued for the decommissioning of San Onofre Unit 1, including for the construction of a temporary dry cask spent fuel storage installation for spent fuel from that unit.

The United States Department of Energy has regulatory authority over certain aspects of SCE's operations and business relating to energy conservation, power plant fuel use and disposal, electric sales for export, public utility regulatory policy, and natural gas pricing.

In 1997, the CPUC adopted a decision which established new rules governing the relationship between California's electric utilities and certain of their affiliates.  See "Business of Edison International - Regulation of Edison International" above for further discussion of these rules and the CPUC order regarding compliance with past CPUC decisions authorizing utility holding company formation and initiating an investigation into various affiliate and holding company related issues.

Properties of SCE

SCE supplies electricity to its customers through extensive transmission and distribution networks.  Its transmission facilities, which deliver power from generating sources to the distribution network, consist of approximately 8,144 circuit miles of 33 kilovolt
(kV), 55 kV, 66 kV, 115 kV, and 161 kV lines and 3,579 circuit miles of 220 kV lines (all located in California), 1,236 circuit miles of 500 kV lines (998 miles in California, 126 miles in Nevada, and 112 miles in Arizona), and 814 substations (all in California).
SCE's distribution system, which takes power from substations to the customer, includes approximately 60,662 circuit miles of overhead lines, 34,606 circuit miles of underground lines, 1.5 million poles, 563 distribution substations, 672,597 transformers, and
723,000 area and street lights, all of which are located in California.

SCE owns and operates the following generating facilities:  (a) an undivided 75.05% interest (1,614 megawatts (MW)) in San Onofre
Units 2 and 3, which are large pressurized water nuclear units located on the California coastline between Los Angeles and San Diego;
(b) 36 hydroelectric plants (1,175 MW) located in California's Sierra Nevada, San Bernardino and San Gabriel mountain ranges, (c) a diesel-fueled generating plant (9 MW) located on Santa Catalina island off the Southern California coast, and (d) an undivided 56%
interest (885 MW net) in Mohave Generating Station, which consists of two coal-fueled generating units located in Clark County,
Nevada near the California border.

SCE also owns an undivided 15.8% interest (590 MW) in Palo Verde Nuclear Generating Station, which is located near Phoenix, Arizona, and an undivided 48% interest (754 MW) in Units 4 and 5 at Four Corners Generating Station, which is a coal-fueled generating plant located in the Four Corners area of New Mexico.  The Palo Verde and Four Corners plants are operated by other utilities.

At year-end 2002, the SCE-owned generating capacity (summer effective rating) was divided approximately as follows: 44% nuclear, 32%
coal, 23% hydroelectric, and less than 1% diesel.  The capacity factors in 2002 for SCE's nuclear and coal-fired generating units were:  96% for San Onofre; 73% for Mohave; 72% for Four Corners; and 94% for Palo Verde.  For SCE's hydroelectric plants, generating capacity is dependent on the amount of available water.  Therefore, while SCE's hydroelectric plants operated at a 35% capacity factor in 2002 due to a below normal water year, these plants were operationally available for 93.4% of the year.

The San Onofre units, Four Corners station, certain of SCE's substations, and portions of its transmission, distribution and communication systems are located on lands of the United States or others under (with minor exceptions) licenses, permits, easements or leases, or on public streets or highways pursuant to franchises.  Certain of such documents obligate SCE, under specified circumstances and at its expense, to relocate transmission, distribution, and communication facilities located on lands owned or controlled by federal, state, or local governments.

Thirty-one of SCE's 36 hydroelectric plants (some with related reservoirs) are located in whole or in part on United States lands pursuant to 30 to 50 year FERC licenses that expire at various times between 2003 and 2029 (the remaining five plants are located entirely on private property and are not subject to FERC jurisdiction).  Such licenses impose numerous restrictions and obligations on SCE, including the right of the United States to acquire projects upon payment of specified compensation.  When existing licenses expire, FERC has the authority to issue new licenses to third parties that have filed competing license applications, but only if their license application is superior to SCE's and then only upon payment of specified compensation to SCE.  New licenses issued to
SCE are expected to contain more restrictions and obligations than the expired licenses because laws enacted since the existing licenses were issued require FERC to give environmental purposes greater consideration in the licensing process.  SCE's applications for the relicensing of certain hydroelectric projects with an aggregate dependable operating capacity of 134.82 MW are pending.
Annual licenses have been issued to SCE hydroelectric projects that are undergoing relicensing and whose long-term licenses have expired.  Federal Power Act Section 15 requires that the annual licenses be renewed until the long-term licenses are issued or denied.

On March 22, 2002, SCE, jointly with Pacific Terminals LLC, filed an application with the CPUC requesting authorization for the sale of certain oil storage and pipeline facilities by SCE to Pacific Terminals.  The facilities were formerly used by SCE to provide fuel oil to its generating stations and, more recently, to conduct an oil storage and transport business for third parties.  The agreed-upon sales price is approximately $158 million, of which approximately $47 million represents the net gain on sale.  The March
2002 joint application seeks final CPUC approval of the sale.  In the application, SCE proposed that all of the net gain on sale should be allocated to SCE shareholders.  A coalition of utility employees has opposed the sale, claiming that it could negatively impact the environment, health and safety, competition, and jobs, and that the sale is barred by a California law prohibiting the
CPUC from approving any sale of utility generating facilities until 2006.  The CPUC's Office of Ratepayer Advocates has opposed SCE's proposed allocation of the net gain on sale, claiming that as much as 86% of the gain should be allocated to ratepayers.  Submittal of written testimony, hearings and briefings took place in the summer and fall of 2002.  The CPUC has not yet ruled on the application.

Substantially all of SCE's properties are subject to the lien of a trust indenture securing First and Refunding Mortgage Bonds, of which approximately $3.7 billion in principal amount was outstanding on March 1, 2003.  Such lien and SCE's title to its properties are subject to the terms of franchises, licenses, easements, leases, permits, contracts, and other instruments under which properties are held or operated, certain statutes and governmental regulations, liens for taxes and assessments, and liens of the trustees under the trust indenture.  In addition, such lien and SCE's title to its properties are subject to certain other liens, prior rights and other encumbrances, none of which, with minor or insubstantial exceptions, affect SCE's right to use such properties in its business, unless the matters with respect to SCE's interest in the Four Corners plant and the related easement and lease referred to below may be so considered.

SCE's rights in the Four Corners station, which is located on land of the Navajo Nation of Indians under an easement from the United
States and a lease from the Navajo Nation, may be subject to possible defects.  These defects include possible conflicting grants or encumbrances not ascertainable because of the absence of, or inadequacies in, the applicable recording law and the record systems of the Bureau of Indian Affairs and the Navajo Nation, the possible inability of SCE to resort to legal process to enforce its rights against the Navajo Nation without Congressional consent, the possible impairment or termination under certain circumstances of the easement and lease by the Navajo Nation, Congress, or the Secretary of the Interior, and the possible invalidity of the trust indenture lien against SCE's interest in the easement, lease, and improvements on the Four Corners station.

SCE Construction Program

Cash spent by SCE for its construction expenditures totaled $1.0 billion in 2002, $688 million in 2001, and $1.1 billion in 2000.
Construction expenditures for 2003 are forecasted at $1.0 billion.

Nuclear Power Matters of SCE

Nuclear Plant Reactor Vessel Heads and Steam Generators  Inspections

Recent nuclear industry concern has been expressed on the subject of leakage from nuclear reactor vessel head nozzle penetrations due to leakage at the Davis-Besse nuclear plant in Ohio.  Inspections of the reactor head penetrations provide early detection of the conditions that cause the Davis-Besse type leakage.  During scheduled refueling and maintenance outages at San Onofre Units 2 and 3, conducted in 2002 and 2003, vessel head nozzle penetrations in both units were inspected and no indications of leakage or degradation were detected.  Inspections of Palo Verde Units 1 and 2 were also performed during scheduled refueling and maintenance outages in
2002 and no indications of leakage or degradation were detected.  The vessel head of Palo Verde Unit 3 will be inspected in the spring of 2003.

The San Onofre Units 2 and 3 steam generators experience tube degradation as in other nuclear power plants.  This degradation eventually leads to reduced plant output and the need for steam generator replacement.  To date, 9% of Unit 2's tubes and 7% of
Unit 3's tubes have been removed from service.

Palo Verde Plant Steam Generator Replacements

During the fall of 2003, the steam generators are scheduled to be replaced at Palo Verde Unit 2.  A decision has also been made to prepare for replacement of steam generators for Units 1 and 3.  Although a final determination of when Units 1 and 3 steam generators will be replaced has not yet been made, SCE and the other participants have approved the procurement of replacement steam generators and initiation of engineering work.  This action will provide Palo Verde participants an option to replace the steam generators in the 2005 to 2007 time period should they ultimately decide to do so.  SCE estimates that its portion of the fabrication and installation costs and associated power upgrade modifications will be approximately $70 million over the next seven years.

Nuclear Facility Decommissioning

On June 3, 1999, the CPUC adopted a settlement agreement providing for SCE to decommission San Onofre Unit 1 using decommissioning trust funds.  On February 15, 2000, the California Coastal Commission approved SCE's application for a coastal permit to demolish and remove San Onofre Unit 1 buildings and other structures and to construct a temporary dry cask spent fuel storage facility as part of the decommissioning project.  On February 7, 2003, the Coastal Commission granted SCE an amendment revising this approval to allow
SCE to transport the Unit 1 reactor pressure vessel by a vehicle transporter through a state park and the federal military's Camp
Pendleton to a boat dock (the original permit authorized transport by rail).  Several parties have indicated their intent to challenge this amendment.  SCE is unable to predict with certainty the outcome of any future litigation and the potential cost of this matter.  Decommissioning of Unit 1 is underway and will be completed in three phases:  (1) decontamination and dismantling of all structures and some foundations, (2) spent fuel storage monitoring, and (3) fuel storage facility dismantling, removal of remaining foundations, and site restoration.  Phase one is anticipated to continue through 2008.  Phase two is expected to continue until 2026.  Phase three will be conducted concurrently with the San Onofre Units 2 and 3 decommissioning projects.  SCE expects that its reasonable San Onofre Unit 1 decommissioning costs will be paid from its nuclear decommissioning trust funds.  SCE maintains a customer-funded trust with a sufficient balance to pay for its share of the estimated cost for the remaining San Onofre Unit 1 decommissioning work.  SCE plans to decommission its other nuclear generating facilities following expiration of the operating licenses as expeditiously as possible once authorized by the NRC.  The operating licenses expire in 2022 for San Onofre Units 2 and 3, and in 2024, 2026 and 2027 for the Palo Verde units.  SCE customers are continuing to contribute to the decommissioning trusts for San Onofre Units 2 and 3, and for the Palo Verde units.  Decommissioning costs are recorded as a component of depreciation expense.

Decommissioning (including Unit 1) is estimated to cost $2.5 billion (in year 2002 dollars) based on site-specific studies performed in 1998 for the San Onofre and Palo Verde units.  This estimate considers the total cost of decommissioning and dismantling the plant, including labor, material, burial, and other costs.  The site-specific studies are updated approximately every three years.
Changes in the estimated costs, timing of decommissioning, or the assumptions underlying these estimates could cause material revisions to the estimated total cost to decommission.

Decommissioning expenses were $73 million in 2002, $96 million in 2001, and $106 million in 2000.  The accumulated provision for decommissioning, excluding San Onofre Unit 1 and unrealized holding gains, was $1.6 billion at December 31, 2002, and $1.5 billion at
December 31, 2001.  The remaining cost to decommission San Onofre Unit 1 was approximately $298 million at December 31, 2002, and was recorded as a liability.  Total expenditures for decommissioning of San Onofre Unit 1 through December 31, 2002, were $196 million.

Decommissioning funds collected in rates are placed in independent trusts which, together with accumulated earnings, will be utilized solely for decommissioning.

Nuclear Insurance

Federal law limits public liability claims from a nuclear incident to $9.5 billion.  SCE and other owners of the San Onofre and Palo
Verde units have purchased the maximum private primary insurance available ($200 million at December 31, 2002, and $300 million beginning January 1, 2003).  The balance is covered by the industry's retrospective rating plan that uses deferred premium charges to every reactor licensee if a nuclear incident at any licensed reactor in the United States results in claims and/or costs which exceed the primary insurance at that plant site.  Federal regulations require this secondary level of financial protection.  The NRC exempted San Onofre Unit 1 from this secondary level, effective June 1994.  The maximum deferred premium for each nuclear incident is $88 million per reactor, but not more than $10 million per reactor may be charged in any one year for each incident.  Based on its ownership interests, SCE could be required to pay a maximum of $175 million per nuclear incident.  It would have to pay, however, no more than $20 million per incident in any one year.  Such amounts include a 5% surcharge if additional funds are needed to satisfy public liability claims and are subject to adjustment for inflation.  If the public liability limit above is insufficient, federal regulations may impose further revenue-raising measures to pay claims, including a possible additional assessment on all licensed reactor operators.  The Federal law requiring the nuclear insurance described above for all new NRC licensed reactors was due to expire in August 2002.  The United States Congress has extended the expiration date of the applicable law until December 31, 2003, and is considering amendments that, among other things, are expected to extend the law beyond 2003.

Property damage insurance covers losses up to $500 million, including decontamination costs, at the San Onofre and Palo Verde units.
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

SCE Fuel Supply and Purchased Power

SCE obtains the power needed to serve its customers from its generating facilities and from purchases from other utilities, independent power producers, qualifying facilities and the California Independent System Operator (ISO).  In addition, power is provided to SCE's customers through purchases by the California Department of Water Resources ("CDWR") under contracts with third parties.  See the discussion in the MD&A under "SCE'S REGULATORY MATTERS" for more information about power procurement activities.
Sources of power to serve SCE's customers during 2002 were as follows:  33.4% purchased power; 21.4% CDWR; and 45.3% SCE-owned generation consisting of 25.7% nuclear, 14.4% coal, and 5.2% hydro.

Natural Gas Supply

SCE's only gas requirement in 2002 was for start-up use at Mohave coal-fired generation facility where firm transportation rights of
18,000 million British thermal units (mmBtu) per day were maintained on Southwest Gas Corp.'s pipeline.  SCE also maintains firm access rights onto the Southern California Gas Company system at Wheelers Ridge for 198,863 mmBtu per day as a result of a 13-year contract entered into in August 1993.  In 2002, the CPUC instructed the investor-owned utilities to bid on El Paso Natural Gas (EPNG)
pipeline capacity in anticipation of a gas requirement in 2003.  SCE participated in the auction and was awarded 9,218 mmBtu per day for delivery commencing in November 2002.  Since there was no gas requirement on the EPNG pipeline in 2002, all capacity was released by SCE back to the market at tariff rates.  The CPUC is currently investigating whether the acquisition of the EPNG capacity was consistent with Commission directions.

The acquired electrical capacity secured by SCE for 2003 included contracts requiring gas to be supplied as part of the contractual obligation (tolling arrangements).  In preparation, SCE entered into a number of North American Energy Standards Board agreements
(master gas agreements) that define the terms and conditions of all transactions with a particular supplier prior to any financial commitment.

Nuclear Fuel Supply

SCE has contractual arrangements covering 100% of the projected nuclear fuel requirements for San Onofre Units 2 and 3 through the years indicated below:

      Uranium concentrates....................................  2008
           Conversion.........................................  2008
           Enrichment.........................................  2008
           Fabrication........................................  2005

Assuming normal operation and full utilization of existing on-site fuel-storage capacity, San Onofre Units 2 and 3 will maintain full-core offload reserve through 2005.  The Nuclear Waste Policy Act of 1982 requires that the United States Department of Energy provide for the disposal of utility spent nuclear fuel beginning January 31, 1998.  The Department of Energy has defaulted on its obligation to begin acceptance of spent nuclear fuel from the commercial nuclear industry by that date.  Additional spent fuel storage either on-site or at another location will be required to permit continued operations beyond 2005.  Additional on-site spent fuel storage capacity is being developed as necessary to allow for continued operation of San Onofre Units 2 and 3.

Participants in the Palo Verde units have contractual agreements to meet a majority of the 2003-2004 nuclear fuel requirements.
Negotiations are being completed with various suppliers to provide the remaining portion of the 2003-2004 requirements not currently under contract.  With the execution of these contracts, all nuclear fuel requirements will be covered through 2008.  Fabrication requirements are covered through 2015.

The Palo Verde plant has existing fuel storage pools and is in the process of completing construction of a new facility for on-site dry storage of spent fuel.  With the existing storage pools and the addition of the new facility, spent fuel storage or disposal methods will be available for use by the Palo Verde plant to allow its continued operation through the term of the plant license.

Coal Supply

SCE purchases coal pursuant to long term contracts to provide stable and reliable fuel supplies to its two coal-fired generating stations, the Mohave and Four Corners plants.  SCE entered into a coal contract, dated September 1, 1966, with BHP Navajo Coal
Company, the predecessor to the current owner of the Navajo mine, to supply coal to Four Corners Units 4 and 5.  The initial term of this coal supply contract for the Four Corners plant is through 2004 and includes extension options for up to 15 additional years.
For discussion of the litigation affecting the coal supply contract for the Mohave plant, see "Southern California Edison Company -
Navajo Nation Litigation" in Part 1, Item 3 of this report.  SCE does not have reasonable assurance of an adequate coal supply for operating the Mohave plant after 2005.  If reasonable assurance of an adequate coal supply is not obtained, it will become necessary to shut down the Mohave plant after December 31, 2005.  For additional information, see "SCE'S REGULATORY MATTERS - Mohave Generating
Station Proceeding" in the MD&A.

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

Air Quality

The Mohave plant located in Laughlin, Nevada, and the Four Corners plant located in the Four Corners area of New Mexico are subject to various air quality regulations, including the federal Clean Air Act and similar state and local statutes.

Mohave Consent Decree.  In 1998, several environmental groups filed suit against the co-owners of the Mohave plant regarding alleged violations of emissions limits.  In order to resolve the lawsuit and accelerate resolution of key environmental issues regarding the plant, the parties entered into a consent decree, which was approved by the court in December 1999.  The decree also addressed concerns raised by EPA programs regarding regional haze and visibility.  As to regional haze, the EPA issued final rulemaking on
July 1, 1999, that did not impose any additional emissions control requirements on the Mohave plant beyond meeting the provisions of the consent decree.  As to visibility, the EPA issued its final rule regarding visibility impairment at the Grand Canyon on
February 8, 2002.  This final rule incorporated the terms of the consent decree into the Visibility Federal Implementation Plan for the state of Nevada, making the terms of the consent decree federally enforceable.

SCE's share of the costs of complying with the consent decree and taking other actions to continue operation of the Mohave plant beyond 2005 is estimated to be approximately $605 million over the next four years; however, SCE has suspended its efforts seeking
CPUC approval for the installation of such Mohave plant controls.  See "Environmental Protection" in the MD&A for more information on these issues.

Mercury Maximum Achievable Control Technology (MACT) Determination.  In December 2000, the EPA announced its intent to regulate mercury emissions and other hazardous air pollutants from coal-fired electric power plants under Section 112 of the Clean Air Act and indicated that it would propose a rule to regulate these emissions by no later than December 15, 2003.  The regulations are required to become final in 2004 with controls in place by 2007.  This section of the Clean Air Act provides only for technology based standards, and does not permit market trading options.  Until the EPA's standards relating to emissions of mercury and other hazardous air pollutants are actually promulgated, the potential cost of these control technologies cannot be estimated, and SCE cannot determine the potential impact on the operations of its facilities.

National Ambient Air Quality Standard.  A new ambient air quality standard was adopted by the EPA in July 1997 to address emissions of fine particulate matter.  It is widely understood that attainment of the fine particulate matter standard may require reductions in emissions of nitrogen oxides and sulfur dioxides.  This standard was challenged in the courts, and on March 26, 2002, the United
States Court of Appeals for the District of Columbia Circuit upheld the EPA's revised ozone and fine particulate matter ambient air quality standards.

Because of the delays resulting from the litigation over the standard, the EPA's new schedule for implementing the 8-hour ozone and fine particulate matter standards calls for designation of attainment and nonattainment areas under the two standards in 2004.  Once these designations are published, states will be required to revise their implementation plans to achieve attainment of the revised standards, and

determine which plans are likely to require additional emission reductions from facilities that are significant emitters of ozone precursors and particulates.  Any requirement imposed on SCE's coal-fired generating facilities to further reduce their emissions of sulfur dioxide, nitrogen oxides and fine particulates as a result of the ozone and fine particulate matter standard will not be known until the states revise their implementation plans.

New Source Review Requirements.  On November 3, 1999, the United States Department of Justice filed suit against a number of electric utilities, not including SCE, for alleged violations of the Clean Air Act's "new source review" (NSR) requirements related to modifications of air emissions sources at electric generating stations.  Around that same time, the EPA issued requests for information pursuant to the Clean Air Act to numerous other electric utilities seeking to determine whether these utilities also engaged in activities in violation of the NSR requirements.  On June 27, 2000, the EPA issued a request for information to the Four
Corners plant.  On September 1, 2000, Arizona Public Service Company, the operator of the plant, replied to the request.  To date, no further action has been taken by the EPA with respect to the Four Corners plant.

Several utilities have reached formal agreements or agreements-in-principle with the United States to resolve alleged NSR violations.  These settlements involved installation of additional pollution controls, supplemental environment projects, and the payment of civil penalties.  The agreements provided for a phased approach to achieving required emission reductions over the next 10 to 15 years, and some called for the retirement or repowering of coal-fired generating units.  The total cost of some of these settlements exceeded $1 billion; the civil penalties agreed to by these utilities range between $1 million and $10 million.  Because of the uncertainty created by the Bush administration's review of the NSR regulations and NSR enforcement proceedings, some of these settlements have not been finalized.  However, the Department of Justice review released in January 2002 concluded "EPA has a reasonable basis for arguing that the enforcement actions are consistent with both the Clean Air Act and the Administrative Procedure
Act."  No change in the Department of Justice's position regarding pending NSR legal actions has been announced as a result of EPA's proposed NSR reforms (discussed immediately below).

On December 31, 2002, the EPA finalized a rule to improve the NSR program.  This rule is intended to provide additional flexibility with respect to NSR by, among other things, modifying the method by which a facility calculates the emissions' increase from a plant modification; exempting, for a period of ten years, units that have complied with NSR requirements or otherwise installed pollution control technology that is equivalent to what would have been required by NSR; and allowing a facility to make modifications without being required to comply with NSR if the facility maintained emissions below plant-wide applicability limits.  Although states, industry groups and environmental organizations have filed litigation challenging various aspects of the rule, it became effective
March 3, 2003.  It is unknown whether any litigation may lead to changes to the requirements of the new rule.

In addition to this final rule, the EPA has proposed a rule to clarify the "routine maintenance and repair" exclusion contained in the EPA's regulations.  The public comment period for this rule has been extended to May 2, 2003.  A clearer definition of "routine maintenance, repair and replacement," would provide SCE greater guidance in determining what investments can be made at its existing plants to improve the safety, efficiency and reliability of its operations without triggering NSR permitting requirements.

SCE is presently unable to determine the impact of these developments relating to NSR on SCE's coal-fired generating facilities.

Greenhouse Gas Emissions Reductions.  On February 14, 2002, President Bush announced objectives to slow the growth of greenhouse gas emissions by reducing the amount of greenhouse gas emissions per unit of economic output by 18% by 2012 and to provide funding for climate-change related programs.  The President's proposed program does not include mandatory reductions of greenhouse gas emissions.  However, various bills have been, or are expected to be, introduced in Congress to require greenhouse gas emissions reductions and to address other issues related to climate change.  In addition, in February 2003, seven states gave notice of their intent to sue EPA alleging that EPA has failed to regulate carbon dioxide and other greenhouse gas emissions from power plants as required by the Clean Air Act.

SCE is presently unable to determine the impact of these developments relating to greenhouse gas emissions on SCE's coal-fired generating facilities.

Federal Legislative Initiatives.  There have been a number of bills introduced in the last session of Congress and the current session of Congress that would amend the Clean Air Act to specifically target emissions of certain pollutants from electric utility generating stations.  These bills would mandate reductions in emissions of nitrogen oxides, sulfur dioxide and mercury; some bills would also impose limitations on carbon dioxide emissions.  The various proposals differ in many details, including the timing of any required reductions, the extent of required reductions; and the relationship of any new obligations that would be imposed by these bills with existing legal requirements.  There is significant uncertainty as to whether any of the proposed legislative initiatives will pass in their current form or whether any compromise can be reached that would facilitate passage of legislation.  Accordingly,
SCE is not able to evaluate the potential impact of these proposals at this time.

Hazardous Waste Compliance and Remediation

Under various federal, state and local environmental laws and regulations, a current or previous owner or operator of any facility, including an electric generating facility, may be required to investigate and remediate releases or threatened releases of hazardous or toxic substances or petroleum products located at that facility, and may be held liable to a governmental entity or to third parties for property damage, personal injury and investigation and remediation costs incurred by these parties in connection with these releases or threatened releases.  Many of these laws, including the Comprehensive Environmental Response, Compensation and
Liability Act of 1980, commonly referred to as CERCLA, as amended by the Superfund Amendments and Reauthorization Act of 1986, impose liability without regard to whether the owner knew of or caused the presence of the hazardous substances, and courts have interpreted liability under these laws to be strict and joint and several.  The cost of investigation, remediation or removal of these substances may be substantial.  In addition, persons who arrange for the disposal or treatment of hazardous or toxic substances at a disposal or treatment facility may be liable for the costs of removal or remediation of a release or threatened release of hazardous or toxic substances at that disposal or treatment facility, whether or not that facility is owned or operated by that person.  Some environmental laws and regulations create a lien on a contaminated site in favor of the government for damages and costs it incurs in connection with the contamination.  The owner of a contaminated site and persons who arrange for the disposal of hazardous substances at that site also may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from that site.

Toxic Substances Control Act.  The federal Toxic Substances Control Act and accompanying regulations govern the manufacturing, processing, distribution in commerce, use, and disposal of listed compounds, such as polychlorinated biphenyls, a toxic substance used in certain electrical equipment.  Current costs for remediation and disposal of this substance are immaterial.

The CPUC allows SCE to recover in retail rates paid by its customers partial environmental remediation costs at certain sites through an incentive mechanism.  See Note 10 of the Notes to Financial Statements and the "Environmental Protection" section in the MD&A for more information.

Water Quality

Clean Water Act.  Regulations under the federal Clean Water Act require permits for the discharge of certain pollutants into United
States waters and permits for the discharge of stormwater flows from certain facilities.  Under this act, the EPA issues effluent limitation guidelines, pretreatment standards, and new source performance standards for the control of certain pollutants.  The Clean
Water Act also regulates the thermal component (heat) of effluent discharges and the location, design, and construction of cooling water intake structures at facilities such as San Onofre.  Individual states may impose more stringent effluent limitations than
EPA.  California has an EPA program to issue individual or group (general) permits for Clean Water Act discharges.

SCE incurs additional expenses and capital expenditures in order to comply with guidelines and standards applicable to certain of its power plants.  SCE presently has discharge permits for all applicable facilities.

The U.S. EPA is scheduled to adopt new regulations governing cooling water intake structures in February 2004.  The San Onofre facility would be subject to these rules.  If the final rules resemble those proposed by EPA, SCE believes the new rules will not significantly impact San Onofre and that the facility will be compliant without any physical or operational modifications.

Safe Drinking Water and Toxic Enforcement Act.  California's Safe Drinking Water and Toxic Enforcement Act prohibits the exposure of individuals to chemicals known to the State of California to cause cancer or reproductive harm and the discharge of such chemicals into potential sources of drinking water.  As SCE's operations call for use of different products, and as additional chemicals are placed on the State's list, SCE is required to incur additional costs to review and possibly revise its operations to ensure compliance with the requirements of this law.

                                                   BUSINESS OF EDISON MISSION ENERGY

EME is an independent power producer engaged in the business of owning or leasing and operating electric power generation facilities worldwide.  EME also conducts price risk management and energy trading activities in power markets open to competition.

EME was formed as a California corporation in 1986 with two domestic operating power plants.  In 2001, EME was reincorporated in
Delaware.  As of December 31, 2002, EME owned or leased interests in 28 domestic and 53 international operating power plants with an aggregate generating capacity of 23,561 MW, of which EME's share was 18,688 MW.  At that date, one domestic and two international power plants, totaling 615 MW of generating capacity, of which EME's anticipated share will be approximately 308 MW, were in construction.  At December 31, 2002, EME had consolidated assets of $11.1 billion and total shareholder's equity of $1.7 billion.  At
December 31, 2002, EME and its subsidiaries employed 2,662 people.

Important information about EME's liquidity and related issues, including going concern issues, debt maturities, credit ratings, financial covenants, leverage ratios, interest coverage ratios, and cash traps, appears in the MD&A under "Financial Condition -
EME's Liquidity Issues" and is incorporated herein by this reference.

Market Conditions and Competition of EME

Until the enactment of the Public Utility Regulatory Policies Act of 1978, utilities and government-owned power agencies were the only producers of bulk electric power intended for sale to third parties in the United States.  The Public Utility Regulatory
Policies Act encouraged the development of independent power by removing regulatory constraints relating to the production and sale of electric energy by certain non-utilities and requiring electric utilities to buy electricity from certain types of non-utility power producers, known as qualifying facilities, under certain conditions.  The passage of the Energy Policy Act of 1992 further encouraged the development of independent power by significantly expanding the options available to independent power producers with respect to their regulatory status and by liberalizing transmission access.  As a result, a significant market for electric power produced by independent power producers, such as EME, developed in the United States.  Beginning in the mid-1990s, industry restructuring and opening of retail markets to competition in several states led some utilities to divest generating assets, which created new opportunities for growth of independent power in the United States.  In those jurisdictions that have deregulated retail markets, industry trends and regulatory initiatives resulted in a new set of market relationships in which independent generators and marketers compete with incumbent distribution utilities for sales to end-users on the basis of price, reliability and other factors.
As a result of the 2000-2001 California energy crisis and related volatility in wholesale markets, some states have either discontinued or delayed implementation of initiatives involving deregulation and some utilities have delayed or cancelled plans to divest their generating assets.  These developments have generally not affected the progress of industry restructuring in Illinois and Pennsylvania, where many of EME's power plants are located.  However, competition, regulatory uncertainty, and lower wholesale energy prices have adversely affected independent power producers, including EME and some of its subsidiaries.  For additional information, see "CURRENT DEVELOPMENTS - MEHC and EME Developments" in the MD&A.

The movement toward privatization of existing power generation capacity in many foreign countries and the growing need for new capacity has also led to the development of significant new markets for independent power producers outside the United States.  EME has developed or acquired power plants in the Asia Pacific region and in the Europe region as a result of these developments.
However, the recent volatility in global energy markets has introduced considerable uncertainty as to the future rates of growth in the global independent power producers sector.

EME and its subsidiaries are subject to intense competition in the United States and overseas from energy marketers, utilities, industrial companies and other independent power producers.  Over the past several years, the restructuring of energy markets has led to the sale of utility-owned assets to EME and its competitors.  More recently, in response to market conditions, EME has changed its focus from acquisition and growth to operating, maintaining, and maximizing the value of its current asset base.  Accordingly, EME has engaged in asset sales, has canceled or deferred new development, and has taken a number of actions to decrease capital expenditures, including cancellations of orders for new turbines, reductions in operating costs, and suspension of operations at several power plants.  This trend reflects lower prices for energy supply, which is commonly referred to as capacity, in wholesale energy markets both in the United States and United Kingdom, significant declines in the credit ratings of most major market participants, and the decline of liquidity in the energy markets as a result of credit concerns.

When EME sells power from plants where the output is not committed to be sold under long-term contracts, commonly referred to as merchant plants, EME is subject to the market fluctuations in prices based on a number of factors including the amount of capacity available to meet demand, the price of fuel, particularly gas, and the presence of transmission constraints.  EME's customers include large

electric utilities or regional distribution companies.  In some cases, the electric utilities and distribution companies have their own generation capacity, including nuclear generation, that affects the amount of generation available to meet demand and may affect the price of electricity in a particular market.

Amendments to the Public Utility Holding Company Act of 1935 made by the Energy Policy Act have increased the number of competitors in the domestic independent power industry by reducing restrictions applicable to projects that are not qualifying facilities under the Public Utility Regulatory Policies Act.  The introduction of a new standard market design structure mandated by the FERC in those regions not currently organized into centralized power markets and the continued expansion by utilities of unbundled retail distribution services could also lead to increased competition in the independent power market.

Power Plants and Regions of EME

EME operates predominantly in one line of business, electric power generation, which it has organized by geographic region: Americas,
Asia Pacific and Europe.  EME's plants are located in different geographic areas, which mitigates somewhat the effects of regional markets, regional economic downturns, or unusual weather conditions.  These regions take advantage of the increasing globalization of the independent power market.

As of December 31, 2002, EME's Americas region comprised ownership or leasehold interests in the following domestic operating power plants:

                                                Primary                                        Electric   Net Electric
                                                Electric          Type of         Ownership    Capacity     Capacity
          Power Plants             Location   Purchaser(2)      Facility(3)        Interest     (in MW)      (in MW)
          ------------             --------   ------------      -----------        --------     -------      -------
American Bituminous(1)........  West Virginia   MPC            Waste Coal             50%          80          40
Brooklyn Navy Yard............  New York        CE             Cogeneration/EWG       50%         286         143
Coalinga(1)...................  California      PG&E           Cogeneration           50%          38          19
EcoElectrica(1)...............  Puerto Rico     PREPA          Cogeneration           50%         540         270
Gordonsville(1)...............  Virginia        VEPCO          Cogeneration/EWG       50%         240         120
Homer City(1).................  Pennsylvania    Pool           EWG                    100%      1,884       1,884
Illinois Plants (12 plants)(1)  Illinois        EG             EWG                    100%      9,287       9,287
Kern River(1).................  California      SCE            Cogeneration           50%         300         150
March Point I.................  Washington      PSE            Cogeneration           50%          80          40
March Point II................  Washington      PSE            Cogeneration           50%          60          30
Mid-Set(1)....................  California      PG&E           Cogeneration           50%          38          19
Midway-Sunset(1)..............  California      SCE            Cogeneration           50%         225         112
Salinas River(1)..............  California      PG&E           Cogeneration           50%          38          19
Sargent Canyon(1).............  California      PG&E           Cogeneration           50%          38          19
Sunrise - Phase 1(1)..........  California      CDWR           EWG                    50%         320         160
Sycamore(1)...................  California      SCE            Cogeneration           50%         300         150
Watson........................  California      SCE            Cogeneration           49%         385         189
                                                                                              ---------   ---------
     Total Americas...........                                                                 14,139      12,651
                                                                                              =========   =========

----------------------
(1)  Plant is operated under contract by an EME operations and maintenance subsidiary (partially owned plants), or plant is operated directly by an EME subsidiary (wholly owned plants).

(2)  Electric purchaser abbreviations are as follows:

     CDWR    California Department of Water Resources           Pool    Regional electricity trading market
     CE      Consolidated Edison Company of New York, Inc.      PREPA   Puerto Rico Electric Power Authority
     EG      Exelon Generation Company                          PSE     Puget Sound Energy, Inc.
     MPC     Monongahela Power Company                          SCE     Southern California Edison Company
     PG&E    Pacific Gas & Electric Company                     VEPCO   Virginia Electric & Power Company

(3)  All the cogeneration plants are gas-fired facilities. All the exempt wholesale generator (EWG) plants are gas-fired facilities, except for the Homer City facilities and six of the Illinois Plants, which use coal.

Information about sale-leaseback transactions related to EME's Collins, Powerton, and Joliet plants in Illinois and the Homer City facilities in Pennsylvania appears in the MD&A under "Off-Balance Sheet Transactions - EME's Off-Balance Sheet Transactions -
Sale-Leaseback Transactions" and is incorporated herein by this reference.

Information about power purchase agreements and commodity price risks related to EME's Illinois plants and Homer City facilities appears in the MD&A under "Market Risk Exposures - EME's Market Risks - Commodity Price Risk - Illinois Plants" and "- "Homer City
Facilities" and is incorporated herein by this reference.

As of December 31, 2002, EME's Europe and Asia Pacific regions comprised ownership or leasehold interests in the following international operating power plants:

                                                           Primary                      Electric     Net Electric
                                                           Electric      Ownership      Capacity       Capacity
              Power Plants               Location        Purchaser(2)     Interest       (in MW)       (in MW)
              ------------               --------        ------------     --------       -------       -------

Europe:
Derwent(1)............................   England        SSE                  33%           214             71
Doga(1)...............................   Turkey         TEAS                 80%           180            144
First Hydro (2 plants)(1).............   Wales          Various             100%         2,088          2,088
Iberian Hy-Power I (5 plants)(1)......   Spain          FECSA               100% (4)        43 (6)         39
Iberian Hy-Power II (13 plants)(1)....   Spain          FECSA               100%            43 (6)         43
ISAB..................................   Italy          GRTN                 49%           518            254
Italian Wind (13 plants)..............   Italy          GRTN                 50%           303            152
                                                                                        ------         ------
     Total Europe.....................                                                   3,389          2,791
                                                                                         -----          -----

Asia Pacific:
Contact Energy (10 plants)............   New Zealand    Pool                 51% (5)     2,302          1,064
Caliraya(1)...........................   Philippines    NPC                  50%            22             11
Kalayaan I(1).........................   Philippines    NPC                  50%           363            182
Kwinana(1)............................   Australia      WP                   70%           116             81
Loy Yang B(1).........................   Australia      Pool(3)             100%         1,000          1,000
Paiton(1).............................   Indonesia      PLN                  40%         1,230            492
Tri Energy............................   Thailand       EGAT                 25%           700            175
Valley Power Peaker(1)................   Australia      Pool                 80%           300            241
                                                                                      --------       --------
     Total Asia Pacific...............                                                   6,033          3,246
                                                                                       -------        -------
     Total International..............                                                   9,422          6,037
                                                                                       =======        =======

-------------------------
(1)  Plant is operated under contract by an EME operations and maintenance subsidiary (partially owned plants), or plant is operated directly by an EME subsidiary (wholly owned plants).

(2)  Electric purchaser abbreviations are as follows:

     EGAT       Electricity Generating Authority of Thailand    Pool     Electricity trading market for Australia
     FECSA      Fuerzas Electricas de Catalunma, S.A.                    and New Zealand
     GRTN       Gestore Rete Transmissione Nazionale            SSE      Scottish and Southern Electric plc.
     NPC        National Power Corp.                            TEAS     Turkiye Elektrik Urehm A.S.
     PLN        P.T. Perusahaan Listrik Negara                  WP       Western Power

(3)  Sells to the pool with a long-term contract with the State Electricity Commission of Victoria.
(4)  Minority interest in three power plants.
(5)  Minority interest in one power plant.
(6)  Total nameplate rating of all generators shown. Actual maximum operating capacity may be reduced by streamflows.

Information about power sales and commodity price risks related to EME's Loy Yang B plant and Valley Peaker project in Australia appears in the MD&A under "Market Risk Exposures - EME's Market Risks - Commodity Price Risk - Australia" and is incorporated herein by this reference.

Information about power sales and commodity price risks related to Contact Energy's generation facilities in New Zealand appears in the MD&A under "Market Risk Exposures - EME's Market Risks - Commodity Price Risk - New Zealand" and is incorporated herein by this reference.

Information about EME's Paiton project in Indonesia appears in the MD&A under "other developments - Paiton Project" and is incorporated herein by this reference.

Information about trading arrangements and commodity price risks related to EME's First Hydro facilities in the United Kingdom appears in the MD&A under "Market Risk Exposures - EME's Market Risks - Commodity Price Risk - United Kingdom" and is incorporated herein by this reference.

Discontinued Operations of EME

Information about EME's discontinued operations, including the Lakeland project and the Fiddler's Ferry and Ferrybridge plants in the
United Kingdom, appears in Note 14 of the Notes to Financial Statements and is incorporated herein by this reference.

Price Risk Management and Trading Activities of EME

EME's domestic power marketing and trading organization, Edison Mission Marketing & Trading, Inc., markets the energy and capacity of
EME's merchant generating fleet and, in connection with this activity, trades electric power and energy and related commodity and financial products, including forwards, futures, options, and swaps.  Edison Mission Marketing & Trading also provides services and price risk management capabilities to the electric power industry.  Little, if any, of this trading activity is not related either to realizing value from the sale of energy and capacity from its merchant plants or to risk management activities related to preserving the value of this marketing activity.  Additional information about risk management at EME is included in the MD&A under "Market Risk
Exposures - EME's Market Risks" under the subheadings "Commodity Price Risk," "Credit Risks," "Interest Rate Risk," "Foreign Exchange
Rate Risk," "Non-Trading Derivative Financial Instruments," and "Energy Trading Derivative Financial Instruments."

Seasonality of EME

EME's third quarter income from continuing operations from its domestic energy projects are materially higher than income from continuing operations related to other quarters of the year because warmer weather during the summer months results in higher electric revenues being generated from the Homer City facilities and the Illinois Plants, and because a number of EME's domestic energy projects, located on the west coast, have power sales contracts that provide for higher payments during the summer months.  By contrast, the First Hydro plants, the Iberian Hy-Power plants and Contact Energy have higher electric revenues during their winter months.

Regulation of EME

General

EME's operations are subject to extensive regulation by governmental agencies in each of the countries in which EME conducts operations.  EME's domestic operating projects are subject to energy, environmental, and other governmental laws and regulations at the federal, state, and local levels in connection with the ownership and operation of its projects, and the use of electric energy, capacity and related products, including ancillary services from its projects.  Federal laws and regulations govern, among other things, transactions by and with purchasers of power, including utility companies, the operation of a project, and the ownership of a project.  Under limited circumstances where exclusive federal jurisdiction is not applicable or specific exemptions or waivers from state or federal laws or

regulations are otherwise unavailable, federal and/or state utility regulatory commissions may have broad jurisdiction over non-utility owned electric power plants.  Energy producing projects are also subject to federal, state and local laws and regulations that govern the geographical location, zoning, land use, and operation of a project.  Federal, state and local environmental requirements generally require that a wide variety of permits and other approvals be obtained before the commencement of construction or operation of an energy producing facility and that the facility then operate in compliance with these permits and approvals.
Furthermore, each of EME's international projects is subject to the energy and environmental laws and regulations of the foreign country in which the project is located.  The degree of regulation varies by country and may be materially different from the regulatory regime in the United States.

EME is subject to a varied and complex body of laws and regulations that are in a state of flux and which both public officials and private parties may seek to enforce.  Intricate and changing environmental and other regulatory requirements may necessitate substantial expenditures and may create a significant risk of expensive delays or significant loss of value in a project if it is unable to function as planned due to changing requirements or local opposition.

U.S. Federal Energy Regulation

Federal Power Act.  The Federal Power Act grants the FERC exclusive jurisdiction over the rates, terms, and conditions of wholesale sales of electricity and transmission services in interstate commerce, including ongoing, as well as initial, rate jurisdiction.
This jurisdiction allows the FERC to revoke or modify previously approved rates after notice and opportunity for hearing.  These rates may be based on a cost-of-service approach or, in geographic and product markets determined by the FERC to be workably competitive, may be market-based.  Most qualifying facilities are exempt from the ratemaking and several other provisions of the
Federal Power Act.  Exempt wholesale generators and other non-qualifying facility independent power projects are subject to the
Federal Power Act and to the ratemaking jurisdiction of the FERC thereunder, but the FERC typically grants exempt wholesale generators the authority to charge market-based rates to purchasers that are not affiliated electric utility companies as long as the absence of market power is shown.  In addition, the Federal Power Act grants the FERC jurisdiction over the sale or transfer of jurisdictional facilities, including wholesale power sales contracts.

Currently, in addition to the facilities owned or operated by EME, a number of its operating projects, including the Homer City facilities, the Illinois Plants, and Brooklyn Navy Yard facilities, are subject to the FERC's ratemaking regulation under the Federal
Power Act.  EME's future domestic non-qualifying facility independent power projects will also be subject to the FERC's jurisdiction on rates.

Public Utility Holding Company Act.  Unless exempt or found not to be a holding company by the SEC, a company that owns 10 percent or more of an electric utility, and thereby falls within the definition of a holding company, must register with the SEC and become subject to SEC regulation as a registered holding company under the Public Utility Holding Company Act.  Exempt wholesale generators and foreign utility companies and qualifying facilities are not deemed to be electric utility companies, and ownership and operation of qualifying facilities does not cause a company to become an electric utility company.  SEC precedent also indicates that it does not consider "paper facilities," such as contracts and tariffs used to make power sales, to be facilities used for the generation, transmission or distribution of electric energy for sale, and power marketing activities will not, therefore, result in an entity being deemed to be an electric utility company.

EME is not a subsidiary of a registered holding company, so long as Edison International continues to be exempt from registration pursuant to Section 3(a)(1) or another of the exemptions enumerated in

Section 3(a) of the Public Utility Holding Company Act.  EME is not a holding company under the Public Utility Holding Company Act, because its interests in power generation facilities are exclusively in qualifying facilities, facilities owned by exempt wholesale generators, and facilities owned by foreign utility companies.  All international projects and specified U.S. projects that EME might develop or acquire will be non-qualifying facility independent power projects.  EME intends for each project to qualify as an exempt wholesale generator or as a foreign utility company.  Loss of exempt wholesale generator, qualifying facility, or foreign utility company status for one or more projects could result in EME's becoming a holding company subject to registration and regulation under the Public Utility Holding Company Act and could trigger defaults under the covenants in EME's project agreements.  Becoming a holding company could, on a retroactive basis, lead to, among other things, fines and penalties and could cause certain of EME's project agreements and other contracts to be voidable.

Public Utility Regulatory Policies Act of 1978.  The Public Utility Regulatory Policies Act provides two primary benefits to qualifying facilities.  First, ownership of qualifying facilities will not cause a company to be deemed an electric utility company for purposes of the Public Utility Holding Company Act.  In addition, all cogeneration facilities that are qualifying facilities are exempt from most provisions of the Federal Power Act and regulations of the FERC thereunder.  Second, the FERC regulations promulgated under the Public Utility Regulatory Policies Act require that electric utilities purchase electricity generated by qualifying facilities at a price based on the purchasing utility's avoided cost, and that the utilities sell back up power to the qualifying facility on a nondiscriminatory basis.  While it has been common for utilities to enter into long-term contracts with qualifying facilities in order, among other things, to facilitate project financing of independent power facilities and to reflect the deferral by the utility of capital costs for new plant additions, increasing competition and the development of new power markets have resulted in a trend toward shorter term power contracts that would place greater risk on the project owner.

If one of the projects in which EME has an interest were to lose its status as a qualifying facility, the project would no longer be entitled to the qualifying facility-related exemptions from regulation under the Public Utility Holding Company Act and the Federal
Power Act.  As a result, the project could become subject to rate regulation by the FERC under the Federal Power Act, and EME could inadvertently become a holding company under the Public Utility Holding Company Act.  Under Section 26(b) of the Public Utility
Holding Company Act, any project contracts that are entered into in violation of the Public Utility Holding Company Act, including contracts entered into during any period of non-compliance with the registration requirement, could be determined by the courts or the SEC to be void.  If a project were to lose its qualifying facility status, EME could attempt to avoid holding company status on a prospective basis by qualifying the project owner as an exempt wholesale generator.  However, assuming this changed status would be permissible under the terms of the applicable power sales agreement, rate approval from the FERC would be required. In addition, the project would be required to cease selling electricity to any retail customers, in order to qualify for exempt wholesale generator status, and could become subject to additional state regulation.  Loss of qualifying facility status by one project could also potentially cause other projects with the same partners to lose their qualifying facility status to the extent those partners became electric utilities, electric utility holding companies, or affiliates of such companies for purposes of the ownership criteria applicable to qualifying facilities.  Loss of qualifying facility status could also trigger defaults under covenants to maintain qualifying facility status in the project's power sales agreements, steam sales agreements, and financing agreements and result in termination, penalties, or acceleration of indebtedness under such agreements.  If a power purchaser were to cease taking and paying for electricity or were to seek to obtain refunds of past amounts paid because of the loss of qualifying facility status, EME cannot provide assurance that the costs incurred in connection with the project could be recovered through sales to other purchasers.
Moreover, EME's business and financial condition could be adversely affected if regulations or legislation were modified or enacted that changed the standards for maintaining qualifying facility status or that eliminated or reduced the benefits, such as the mandatory purchase provisions of the Public Utility Regulatory Policies Act and exemptions currently enjoyed by qualifying facilities.  Loss of qualifying facility status on a retroactive basis could lead to, among other things, fines and penalties being levied against EME, or claims by a utility customer for the refund of payments previously made.

EME endeavors to develop its qualifying facility projects, monitor regulatory compliance by these projects and choose its customers in a manner that minimizes the risks of losing these projects' qualifying facility status.  However, some factors necessary to maintain qualifying facility status are subject to risks of events outside EME's control.  For example, loss of a thermal energy customer or failure of a thermal energy customer to take required amounts of thermal energy from a cogeneration facility that is a qualifying facility could cause a facility to fail to meet the requirements regarding the minimum level of useful thermal energy output.  Upon the occurrence of this type of event, EME would seek to replace the thermal energy customer or find another use for the thermal energy that meets the requirements of the Public Utility Regulatory Policies Act.

Recent Foreign Regulatory Matters

Information about recent foreign regulatory matters appears in the MD&A under "Market Risk Exposures - EME's Market Risks - Commodity
Price Risk - United Kingdom," "- Australia," and
"- New Zealand" and is incorporated herein by this reference.

Transmission of Wholesale Power

On July 31, 2002, the FERC issued a notice of proposed rulemaking having the stated purpose of remedying opportunities for undue discrimination in transmission and establishing a standardized transmission service and wholesale market design that would provide a
"level playing field" for all entities that seek to participate in wholesale electric markets.  Comments on certain features of the proposal were filed by interested parties in October 2002 and during the first quarter of 2003.  The proposal has also engendered considerable comment, and in some cases opposition, in Congress, and the anticipated timetable for issuance of a final rule is now unclear.  Whether adopted in its current or a modified form, it may take several years before the proposed model becomes fully operational in all regions of the country.

Environmental Matters Affecting EME

EME is subject to environmental regulation by federal, state and local authorities in the United States and foreign regulatory authorities with jurisdiction over projects located outside the United States.  EME believes that it is in substantial compliance with environmental regulatory requirements and that maintaining compliance with current requirements will not materially affect its financial position or results of operation.  However, possible future developments, such as the promulgation of more stringent environmental laws and regulations, and future proceedings that may be initiated by environmental authorities, could affect the costs and the manner in which EME conducts its business and could cause it to make substantial additional capital expenditures.  There is no assurance that EME would be able to recover these increased costs from its customers or that EME's financial position and results of operations would not be materially adversely affected.

Typically, environmental laws require a lengthy and complex process for obtaining licenses, permits and approvals prior to construction and operation of a project.  Meeting all the necessary requirements can delay or sometimes prevent the completion of a proposed project as well as require extensive

modifications to existing projects, which may involve significant capital expenditures.  If EME fails to comply with applicable environmental laws, it may be subject to penalties and fines imposed against EME by regulatory authorities.

Federal - United States of America

Clean Air Act

EME expects that compliance with the Clean Air Act and the regulations and revised State Implementation Plans developed as a consequence of the Act will result in increased capital expenditures and operating expenses.  EME's approach to meeting these obligations will consist of a blending of capital expenditure and emission reduction credit purchases that will be based on an ongoing assessment of the dynamics of its market conditions.  EME anticipates that upgrades to its environmental controls to reduce nitrogen oxide emissions will result in capital expenditures of $28 million in 2003 and $2 million in 2004-2007.

Enforcement Issue.  EME owns an indirect 50% interest in EcoElectrica, L.P., a limited partnership which owns and operates a liquefied natural gas import terminal and cogeneration project at Penuelas, Puerto Rico.  In 2000, the U.S. EPA issued to
EcoElectrica a notice of violation and a compliance order alleging violations of the Federal Clean Air Act primarily related to start-up activities.  Representatives of EcoElectrica met with the EPA at that time to discuss the notice of violations and compliance order.  On August 15, 2002, the U.S. Department of Justice notified EcoElectrica that it was preparing to bring a federal court action for violations of the Clean Air Act and regulations promulgated thereunder, and requested a meeting with EcoElectrica to discuss and possibly settle the matter.  The initial meeting with the Department of Justice took place on January 15, 2003.  EME expects settlement discussions will continue during the first half of 2003.

Mercury Maximum Achievable Control Technology (MACT) Determination.  (See "BUSINESS OF SOUTHERN CALIFORNIA EDISON COMPANY -
Environmental Matters Affecting SCE - Air Quality - Mercury MACT Determination").  Until the EPA's standards relating to emissions of mercury and other hazardous air pollutants are actually promulgated, the potential cost of these control technologies cannot be estimated, and EME cannot evaluate the potential impact on the operations of its facilities.

National Ambient Air Quality Standards.  (See "BUSINESS OF SOUTHERN CALIFORNIA EDISON COMPANY - Environmental Matters Affecting SCE -
Air Quality - National Ambient Air Quality Standards").  Any obligations on EME's facilities to further reduce their emissions of sulfur dioxide, nitrogen oxides and fine particulates as a result of the ozone and fine particulate matter standards will not be known until the states have revised their implementation plans following the EPA's issuance of revised standards in 2004.

New Source Review Requirements.  (See "BUSINESS OF SOUTHERN CALIFORNIA EDISON COMPANY - Environmental Matters Affecting SCE - Air
Quality - New Source Review Requirements").

Prior to EME's purchase of the Homer City facilities, the EPA requested information from the prior owners of the plant concerning physical changes at the plant.  On February 21, 2003, EME's subsidiary Midwest Generation received a request from EPA for information regarding physical changes at the Illinois coal plants.  Other than these requests for information, no proceedings have been initiated with respect to any of EME's United States facilities.

As to current EPA regulatory developments, for EME, as for SCE, a clearer definition of "routine maintenance, repair and replacement," would provide EME greater guidance in determining what investments can be made at its existing plants to improve the safety, efficiency and reliability of its operations without triggering NSR permitting requirements.

Depending on the outcome of EPA review and regulatory developments, EME could be required to invest in additional pollution control requirements, over and above the upgrades it is planning to install, and could be subject to fines and penalties.  EME cannot estimate the outcome of these discussions or the potential costs of investing in additional pollution control requirements, fines or penalties at this time.

Federal Legislative Initiatives.  (See "BUSINESS OF SOUTHERN CALIFORNIA EDISON COMPANY - Environmental Matters Affecting SCE -Air
Quality - Federal Legislative Initiatives.")  EME is not able to evaluate the potential impact of these proposals at this time.

Hazardous Waste Compliance and Remediation

(See "BUSINESS OF SOUTHERN CALIFORNIA EDISON COMPANY - Environmental Matters Affecting SCE - Hazardous Waste Compliance and
Remediation.")  With respect to EME's liabilities arising under CERCLA or similar laws for the investigation and remediation of contaminated property, EME accrues a liability to the extent the costs are probable and can be reasonably estimated.  Generally, EME does not believe the costs for environmental remediation can be reasonably estimated before a remedial investigation has been completed for a particular site.  In connection with due diligence conducted for the acquisition of EME's Illinois Plants, EME engaged a third-party consultant to conduct an assessment of the potential costs for environmental remediation of the plants.  This assessment, which was based on information provided to EME by the former owner of these plants, was less rigorous than a remedial investigation conducted in the course of a voluntary or required site cleanup.

Midwest Generation has accrued $2 million for estimated environmental investigation and remediation costs for the Illinois Plants.
This estimate is based upon the number of sites, the scope of work and the estimated costs for environmental activity where such expenditures can be reasonably estimated.  Where such costs could not be reasonably estimated, a range was developed and the midpoint of the range used.  Future estimated costs may vary based on changes in regulations or requirements of federal, state, or local governmental agencies, changes in technology, and actual costs of disposal.  EME's management believes that future costs in excess of the amounts disclosed on all known and quantifiable environmental contingencies will not be material to EME's financial position.

Clean Water Act

In addition to the above federal regulatory requirement, EME's facilities are subject to the Clean Water Act (see "Environmental
Matters Affecting SCE - Clean Water Act").  The issue of thermal discharge, however, is primarily a matter of state concern for EME's operations (see discussion immediately below).

State - Illinois and Pennsylvania

Air Quality and Water Quality.  EME's operations in Illinois and Pennsylvania are subject to a variety of air quality controls and regulations addressing the emissions from its fossil fuel-fired generating stations as well as water quality limits concerning the temperature and other water quality-based standards applicable to the discharges from its plants.

International

United Nations Framework Convention on Climate Change.  Since the adoption of the United Nations Framework Convention on Climate
Change in 1992, there has been worldwide attention with respect to greenhouse gas emissions.  In December 1997, the Clinton administration participated in the Kyoto, Japan, negotiations where the basis of a climate change treaty was formulated.  Under the treaty, known as the Kyoto Protocol, the United States would be required, by 2008-2012, to reduce its greenhouse gas emissions by 7%
from 1990 levels.

The Kyoto Protocol has yet to be submitted to the U.S. Senate for ratification.  In March 2001, the Bush Administration announced that the United States would not ratify the Kyoto Protocol, but would instead offer an alternative.  On February 14, 2002, President
Bush announced objectives to slow the growth of greenhouse gas emissions by reducing the amount of greenhouse gas emissions per unit of economic output by 18% by 2012 and to provide funding for climate-change related programs (see "BUSINESS OF SOUTHERN CALIFORNIA
EDISON COMPANY - Environmental Matters Affecting SCE - Greenhouse Gas Emissions Reductions").  Apart from the Kyoto Protocol, EME may be impacted by future federal or state legislation relating to controlling greenhouse gas emissions.

Notwithstanding the Bush Administration's position, environment ministers from around the world have reached a compromise agreement on the mechanics and rules of the Kyoto Protocol.  The compromise agreement is believed to clear the way for countries to begin the treaty ratification process.

EME either has an equity interest in or owns and operates generating plants in the following countries:

     o Australia                           o Spain
     o Indonesia                           o Thailand
     o Italy                               o Turkey
     o New Zealand                         o United Kingdom
     o Philippines                         o United States

All of the countries, with the exception of Indonesia, the Philippines, and Thailand are classified as Annex 1 or "developed"
countries and are subject to national greenhouse gas emission reduction targets during the period of 2008-2012 (e.g., Phase 1).  Each nation is actively developing policies and measures meant to assist it with meeting the individual national emission targets as set out within the Kyoto Protocol.

With the exception of Turkey, all of the countries identified have ratified the UN Framework Convention on Climate Change, as well as signed the Kyoto Protocol.  Italy, New Zealand, Spain, Thailand, and the United Kingdom have also ratified the Kyoto Protocol, and, with the exception of Australia and the United States, all of the other remaining countries are expected to do so by the end of 2003.

For the treaty to come into effect, approximately 55 countries that also represent at least 55% of the greenhouse gas emissions of the developed world must ratify it.  With Canada becoming the 100th country to ratify the agreement in December 2002, the Kyoto
Protocol can account for 43.7% of carbon dioxide emissions.  Russia also indicated at the Johannesburg Summit on September 2002 its desire to ratify the treaty.  Representing 17.4% of the developed world's greenhouse gas emissions, Russian ratification is now essential to bring the treaty into effect.

If EME does become subject to limitations on emissions of carbon dioxide from its fossil fuel-fired electric generating plants, these requirements could have a significant economic impact on its operations.

United Nations Proposed Framework Convention on Mercury.  The United Nations Environment Programme (UNEP) has convened a Global
Mercury Assessment Working Group which met in Geneva in September 2002 and finalized a global mercury assessment report for submittal to the UNEP Governing Council at the Global Ministerial Environment Forum in Nairobi, Kenya, February 2003.  Based upon the report's key findings, the working group concluded that "there is sufficient evidence of significant global adverse impacts to warrant international action to reduce the risks to human health and the environment arising from the release of mercury into the environment."

The United States has indicated that it will support a decision to take international action on mercury at the Global Ministerial
Environment Forum.  However, the United States has further stated that it does not support negotiation of a legally-binding convention at this time.  In general, the United States approach:  1) agrees that there is sufficient evidence of adverse impacts of mercury to warrant international action; 2) urges countries to take actions within the context of their national circumstances to identify exposed populations and to reduce anthropogenic emissions of mercury; 3) recommends the establishment of a "Mercury Program"
within UNEP; 4) recommends coordination between UNEP and other international organizations that work on mercury issues such as the
World Health Organization; and 5) asks countries to make voluntary contributions to support efforts of the Mercury Program under UNEP.

If EME does become subject to limitations on emissions of mercury from its coal-fired electric generating plants, these requirements could have a significant economic impact on its operations.

                                    Business of Edison Capital

Edison Capital was incorporated in California in 1987.  Edison Capital has investments worldwide in energy and infrastructure projects, including power generation, electric transmission and distribution, transportation, and telecommunications.  Edison Capital also has investments in affordable housing projects located throughout the United States.  As of December 31, 2002, and for the 12
months then ending, Edison Capital had total consolidated assets of $3.5 billion, consolidated revenue of $7 million, and net income of $33 million.  These amounts are substantially lower than 2001 and reflect, among other things, a lower earnings base after the sale in 2001 of $271 million in assets to maintain liquidity and a $34 million write-off in 2002 of aircraft leased to United
Airlines.  At December 31, 2002, Edison Capital and its subsidiaries employed 61 people.

Energy and Infrastructure Investments of Edison Capital

Edison Capital's energy and infrastructure investments are in the form of domestic and cross-border leveraged leases, partnership interests in international infrastructure funds and operating companies in the United States.

Leveraged Leases.  As of December 31, 2002, Edison Capital is the lessor with an investment balance of $2.4 billion in the following leveraged leases:

                                                                                Basic Lease       Investment
  Lessee                                Asset                 Location           Term Ends         Balance
                                                                                                (in millions)
  ---------------------------- ------------------------- -------------------- ----------------- ---------------
  Domestic Leases
  ---------------------------- ------------------------- -------------------- ----------------- ---------------
  MCV o Midland Cogeneration   1,370 MW gas-fired        Midland,                   2015             $   51
  Ventures, selling power to   cogeneration plant        Michigan
  Consumers Energy Company
  ---------------------------- ------------------------- -------------------- ----------------- ---------------
  Vidalia o selling power to   192 MW hydro power plant  Vidalia,                   2020             $   94
  Entergy Louisiana,                                     Louisiana
  City of Vidalia
  ---------------------------- ------------------------- -------------------- ----------------- ---------------
  Beaver Valley o selling      836 MW nuclear power      Shippingsport,             2017             $  151
  power to Ohio Edison         plant                     Ohio
  Company, Centerior Energy
  Corporation
  ---------------------------- ------------------------- -------------------- ----------------- ---------------
  American Airlines            3 Boeing 767 aircraft     domestic and               2016             $   65
                                                         international
                                                         routes
  -------------------------------------------------------------------------------------------------------------

  Cross-border Leases
  ---------------------------- ------------------------- -------------------- ----------------- ---------------
  EPON o power generation      1,675 MW combined         Gronhingen,                2016             $  437
  company                      cycle, gas-fired power    Netherlands
                               plant
  ---------------------------- ------------------------- -------------------- ----------------- ---------------
  EPZ o consortium of          580 MW coal/gas-fired     Rotterdam,                 2016             $   84
  government electric          power plant               Netherlands
  distribution companies
  ---------------------------- ------------------------- -------------------- ----------------- ---------------
  ESKOM o government           4,110 MW coal-fired       Majuba,                    2018             $  646
  integrated utility           power plant               South Africa
  ---------------------------- ------------------------- -------------------- ----------------- ---------------
  ETSA o government            5,900 kilometer           South Australia            2022             $  301
  integrated utility           electric transmission
                               system
  ---------------------------- ------------------------- -------------------- ----------------- ---------------
  NV Spoorwegen o national     40 electric locomotives   Netherlands                2011             $   36
  rail authority
  ---------------------------- ------------------------- -------------------- ----------------- ---------------
  Swisscom o government        Telecom conduit           Switzerland                2028             $  483
  telecom utility
  ---------------------------- ------------------------- -------------------- ----------------- ---------------

The rent paid by the lessee is expected to cover debt payments and provide a profit to Edison Capital.  As lessor, Edison Capital also claims depreciation of the asset or amortization of lease payments and interest deductions.  All regulatory, operating, maintenance, insurance and decommissioning costs are the responsibility of the lessees.  The lessees' performance is secured not only by the project assets, but also by other collateral that was valued as of December 31, 2002, in the aggregate at approximately
$2 billion against $2.3 billion invested in leveraged leases.  The lenders have a priority lien against the assets and collateral but the loans are otherwise non-recourse to Edison Capital.  Edison Capital's leveraged lease investments depend upon the performance of the asset, the lessee's performance of its contract obligations, the sufficiency of the collateral in the event of default, and the enforcement of remedies.

Information about issues with Edison Capital's investments in leased aircraft is contained in the MD&A under the headings "CURRENT
DEVELOPMENTS - Edison Capital Developments" and "MARKET RISK EXPOSURES - Edison Capital's Market Risks."

Infrastructure Funds.  Edison Capital holds a minority interest as a limited partner in three separate funds that invest in infrastructure assets in Latin America, Asia and countries in Europe with emerging economies.  Edison Capital is also a member of the investment committee of each fund.  At year-end 2002, Edison Capital had an investment balance of $40 million in 19 assets in the
Latin America fund, $41 million in 13 assets in the Asia fund, and $40 million in 7 assets in the emerging Europe fund.  Edison
Capital also made additional direct investments alongside the Latin America fund in the amount of $31 million.  On December 31, 2002, the remaining balance of the investment commitment was $15 million for the Latin America fund, $34 million for the Asia fund, and $77 million for the emerging Europe fund.  These funds may be drawn during the remaining investment period for each fund if investments are identified by the fund manager and recommended by the fund's investment committee.  The fund investments do not currently generate any significant operating cash flow for the limited partners, but the fund managers will look to exit the investments on favorable terms which provide a return to the limited partners from appreciation in the value of the investment.  The ability to exit investments on favorable terms depends upon many factors, including the economic conditions in each region, the performance of the asset, and whether there is a public or private market for these interests.  For some fund investments there may also be foreign currency exchange rate risk.  As of year-end 2002, Edison Capital received net cash of $9 million from the Latin America fund,
$39 million from the Asia fund, and $40 million from the emerging Europe fund.

Operating Companies.  At year-end 2002, Edison Capital had an investment balance of $95 million in four wind power projects located in Iowa and Minnesota capable of generating 146 MW of electricity.  The wind projects sell power to the local utilities under long-term power purchase agreements with rates currently ranging from 4.8(cent)to 6(cent)per kWh but declining over time according to contract schedules.  Edison Capital also claims production tax credits, depreciation, and interest deductions from these projects for tax purposes.

Storm Lake, Edison Capital's largest wind power project with an investment balance of $82 million at December 31, 2002, was developed and operated by Enron Wind, a subsidiary of Enron Corp.  Enron Corp filed bankruptcy in December 2001, and Enron Wind filed bankruptcy in April 2002.  Enron Wind terminated its agreement to operate the project in May 2002, and Edison Capital's affiliate immediately took over operations.  Both Enron Corp and Enron Wind provided certain performance warranties and indemnities to the project and to Edison Capital.  The project's lenders have given notice that Enron Corp's and Enron Wind's bankruptcies are events of default under the loan agreements.  In the event of default, the lenders may exercise certain remedies that could lead to the loss of some or all of Edison Capital's investment in the project.  However, Edison Capital believes the project has demonstrated that Enron entities' bankruptcies do not impair the ability of the project to meet its loan obligations, and Edison Capital is working with the lenders to resolve these defaults.  Edison Capital and the project are also seeking to recover damages in bankruptcy against Enron
Wind, but the timing and amount of such recovery is uncertain.

Edison Capital also has an investment balance of $17 million as a limited partner in a waste-to-energy plant that provides waste services and electricity under long-term agreements.  The plant operator is a subsidiary of Covanta which filed bankruptcy in 2002.
In the bankruptcy, Covanta included the partnership that owns the plant as a debtor and obtained interim orders locking up partnership distributions and imposing liens against partnership assets.  However, in a stipulation that was approved by the bankruptcy judge, Edison Capital (and the other limited partners) agreed to stay an appeal of the interim orders in exchange for a release of current and future partnership distributions and reimbursement of certain legal expenses.  Covanta's bankruptcy is also an event of default under the long-term agreements, but no defaults have been noticed and remedies are stayed while the partnership is in bankruptcy.  The partnership is currently receiving amounts due under the long-term agreements, and Edison Capital is currently receiving its share of distributions from the partnership.

Affordable Housing Investments of Edison Capital

Over the past 13 years, Edison Capital has invested or participated in more than $1 billion in 350 affordable housing projects with more than 28,000 units rented to qualifying low-income tenants in 37 states.  These investments are usually in the form of majority interests in limited partnerships or limited liability companies.  With a few exceptions, the projects are managed by third parties.
At year-end 2002, Edison Capital had an investment balance of $98 million in affordable housing projects after syndicating substantial interests in 210 projects to other investors in previous years.  Edison Capital retained a minority in, and continues to manage, the syndicated investments.  Edison Capital also had outstanding commitments entered into before 2002 to fund $21 million in affordable housing projects provided certain contract conditions are satisfied.  Edison Capital claims low-income housing tax credits, depreciation and interest deductions, and a small percentage of cash generated from the projects.  Edison Capital's tax credits from these projects could be recaptured by the Internal Revenue Service if, among other things, the project fails to comply with the requirements of the tax credit program, costs are excluded from the eligible basis used to compute the amount of tax credits, or the project changes ownership through foreclosure.  In most cases, Edison Capital is indemnified by the project manager or parties related to it against such losses, but there is no assurance of collecting against such indemnities.  As of year-end 2002,
Edison Capital had not experienced any significant recapture of tax credits or other losses from its affordable housing projects.

Business Environment of Edison Capital

Edison Capital's investments may be affected by the financial condition of other parties, the performance of assets, economic conditions and other business and legal factors.  Edison Capital generally does not control operations or management of the projects in which it invests and must rely on the skill, experience and performance of third party project operators or managers.  The ability of Edison Capital to realize its expected returns from its investments is highly dependant on these third parties and other counterparties to these investments performing their contractual obligations.  To the extent the creditworthiness of any significant counterparties deteriorates, Edison Capital could suffer an impairment or write-off of its investment.  Concerns regarding other parties' creditworthiness increased with many power companies and airlines experiencing financial difficulties in 2002.  Edison
Capital's investments also generally depend upon the operating results of a project with a single asset.  These results may be affected by general market conditions, equipment or process failures, volatility in important fuel supplies or prices, or another party's failure to perform material contract obligations.  Edison Capital has taken steps to mitigate these risks in the structure of each project through contract requirements, warranties, insurance, step-in rights, collateral rights and default remedies, but such measures may not be adequate to assure full performance.  In the event of default, lenders with a security interest in the asset may exercise remedies that could lead to a loss of some or all of Edison Capital's investment in the project.

Under tax allocation arrangements among Edison International and its subsidiaries, Edison Capital receives cash for federal and state tax benefits from its investments that are utilized on Edison International's tax return.  Information about Edison Capital's tax allocation payments is contained in the MD&A under the heading "FINANCIAL CONDITION - Edison Capital's Liquidity Issues - Edison
Capital's Intercompany Tax-Allocation Payments."

                              Other Nonutility Companies

Mission Energy Holding Company

MEHC was organized on June 8, 2001, as a wholly-owned, indirect subsidiary of Edison International.  MEHC was formed to hold the common stock of EME; incur indebtedness under $800 million of senior secured notes due in 2008 and a $385 million term loan due in
2006; and use a portion of the proceeds from the senior secured notes and the term loan to provide funds to Edison International to retire a portion of its debt obligations.

MEHC's only liabilities are its obligations under the senior secured notes, the term loan and corporate overhead, including fees of its legal counsel, auditors and other advisors.  MEHC does not have any operations other than through EME and its subsidiaries and other investments.  At December 31, 2002, MEHC had consolidated assets of $11.4 billion and total shareholder's equity of $729 million.  MEHC has no employees of its own, and has 2,662 employees on a consolidated basis.

MEHC is incorporated under the laws of the State of Delaware.  MEHC's headquarters and principal executive offices are located at
2600 Michelson Drive, Suite 1700, Irvine, California 92612.

Information about significant credit and liquidity issues at MEHC appears in the MD&A under the headings "CURRENT DEVELOPMENTS - MEHC and EME Developments - Significant Debt Maturity  Due December 2003," and "FINANCIAL CONDITION - MEHC's Liquidity Issues," and is
incorporated by this reference.

Edison O&M Services

In January 2001, Edison O&M Services began providing operation and maintenance services to third parties, including certain of the independent power companies who now own the generation stations SCE sold in 1998.  Edison O&M Services is not material to the operations and results of Edison International.  During 2002, Edison International decided to wind down the business of Edison O&M
Services.

Item 2.  Properties

As a holding company, Edison International does not directly own any significant properties other than the stock of its subsidiaries.  The principal properties of SCE are described above under "BUSINESS OF SOUTHERN CALIFORNIA EDISON COMPANY -
Properties."  Properties of EME and Edison Capital are discussed above under "Business of Edison Mission Energy" and "Business of
Edison Capital," respectively.

Item 3.  Legal Proceedings

                                         Edison International

None

                                        Edison Mission Energy

Regulatory Developments Affecting Sunrise Power Company

Sunrise Power Company, LLC (Sunrise), in which EME owns a 50% interest, sells all its output to the CDWR under a power purchase agreement entered into on June 25, 2001.  On February 25, 2002, the CPUC and the California Electricity Oversight Board (CEOB) filed complaints with the FERC against all sellers of long-term contracts to the CDWR, including Sunrise.  The CPUC complaint alleges that the contracts are "unjust and unreasonable" on price and other terms, and requests that the contracts be abrogated.  The CEOB complaint makes a similar allegation and requests that the contracts be deemed voidable at the request of the CDWR.  In January 2003, the CPUC and CEOB dismissed their complaints against Sunrise pursuant to a global settlement that also included a restructuring of
Sunrise's long-term contract with the CDWR.  On December 31, 2002, Sunrise Power Company restructured its contract with the CDWR.
The restructured agreement reduced by 5% the capacity payments to be made to Sunrise Power Company as compensation for having power available when needed.  In addition, Sunrise Power Company's option to extend the agreement for one year beyond December 31, 2011, was terminated; however, the term of the restructured agreement was extended until June 30, 2012.

On May 2, 2002, the United States Justice Foundation announced that it had filed a complaint in the Superior Court of the State of
California, Los Angeles County, against the CDWR, all sellers of power under long-term energy contracts entered into in 2001, including Sunrise, and Vikram Budhraja, one of the consultants involved in the negotiation of energy contracts on behalf of the
CDWR.  The lawsuit asks the Superior Court to void all the contracts entered into in 2001, as well as all the contracts renegotiated in 2002, as a result of a purported conflict of interest by Mr. Budhraja.  Sunrise has not yet been served with the complaint.

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

Brooklyn Navy Yard Project

Brooklyn Navy Yard is a 286 MW gas-fired cogeneration power plant in Brooklyn, New York.  A wholly-owned subsidiary of EME owns 50%
of the project.  In February 1997, the construction

contractor asserted general monetary claims under the turnkey agreement against Brooklyn Navy Yard Cogeneration Partners, L.P. for damages in the amount of $137 million.  Brooklyn Navy Yard has also filed an action entitled Brooklyn Navy Yard Cogeneration
Partners, L.P. v. PMNC, Parsons Main of New York, Inc., Nab Construction Corporation, L.K. Comstock & Co., Inc. and The Parsons
Corporation, in the Supreme Court of the State of New York, Kings County, Index No. 5966/97 asserting general monetary claims in excess of $13 million under the construction turnkey agreement.  Trial was scheduled for October 21, 2002, and rescheduled for
January 2003.  In December 2002, the parties held mediation sessions and settled the litigation.  A settlement agreement was executed on January 17, 2003, which was followed by the dismissal of both the New York and the California litigation and release of the writs of attachment.

Paiton Labor Suit

EME owns a 40% interest in Paiton Energy, which constructed the Paiton project in East Java, Indonesia.  The Paiton project has achieved commercial operation.  In 1994, Paiton Energy entered into a power purchase agreement with Indonesia's state-owned electricity company, P.T. Perusahaan Listrik Negara (PT PLN), pursuant to which PT PLN is obligated to purchase the capacity and energy of the Paiton project.  In April 2001, Paiton Energy was sued in the Central Jakarta District Court by the PLN Labor Union.
PT PLN, the Indonesian Minister of Mines and Energy and the former President Director of PT PLN are also named as defendants in the suit.  The union sought to set aside the power purchase agreement between Paiton Energy and PT PLN and the interim agreement then in effect between Paiton Energy and its lenders, as well as damages and other relief.  On April 16, 2002, the Central Jakarta District
Court dismissed the lawsuit against Paiton Energy and the other defendants on the basis that the PLN Labor Union was not authorized under the law to bring such an action.  The PLN Labor Union filed an appeal on April 23, 2002.  In order for the Appeals Court to hear any appeal on the matter, the District Court must have certified its judgment and forwarded it to the Appeals Court.  While
Paiton Energy has not, to date, received notice of any change in jurisdiction, it now appears that jurisdiction has passed to the appellate court.  The appellate court has not indicated when, or if, it will move on the PLN Labor Union's appeal.  Paiton Energy continues to believe that the District Court's decision was grounded on the applicable legal bases and should withstand any appellate scrutiny.

EcoElectrica Potential Environmental Proceeding

EME owns an indirect 50% interest in EcoElectrica, L.P., a limited partnership which owns and operates a liquefied natural gas import terminal and cogeneration project at Penuelas, Puerto Rico.  In 2000, the EPA issued to EcoElectrica a notice of violation and a compliance order alleging violations of the Federal Clean Air Act primarily related to start-up activities.  Representatives of
EcoElectrica have met with the EPA to discuss the notice of violations and compliance order.  On August 15, 2002, the U.S. Department of Justice notified EcoElectrica that it was preparing to bring a federal court action for violations of the Clean Air Act and regulations promulgated thereunder, and requested a meeting with EcoElectrica to discuss and possibly settle the matter.  The initial meeting with the Department of Justice took place on January 15, 2003.  Settlement discussions have continued in 2003.

                                  Southern California Edison Company

Navajo Nation Litigation

On June 18, 1999, SCE was served with a complaint filed by the Navajo Nation in the United States District Court for the District of
Columbia (D.C. District Court) against Peabody Holding Company and certain of its affiliates (Peabody), Salt River Project
Agricultural Improvement and Power District, and

SCE. The complaint asserts claims against the defendants for, among other things, violations of the federal RICO statute, interference with fiduciary duties and contractual relations, fraudulent misrepresentation by nondisclosure, and various contract-related claims.  Peabody supplies coal from mines on Navajo Nation lands to the Mohave Station.  The complaint claims that the defendants' actions prevented the Navajo Nation from obtaining the full value in royalty rates for the coal.  The complaint seeks damages of not less than $600 million, trebling of that amount, and punitive damages of not less than $1 billion, as well as a declaration that Peabody's lease and contract rights to mine coal on Navajo Nation lands should be terminated.  SCE joined Peabody's motion to strike the Navajo Nation's complaint.  In addition, SCE and the other defendants filed motions to dismiss.

On March 15, 2001, the District Court granted the Hopi Tribe's motion to intervene in the litigation.  The District Court also on that date granted Salt River's motion to dismiss the Navajo Nation's complaint against it on jurisdictional grounds.

On February 21, 2002, Peabody filed a demand to arbitrate in the United States District Court in Arizona (Arizona District Court)
pursuant to a provision of their agreement with the Navajo Nation.  At the same time, Peabody and SCE filed cross claims against the
Navajo Nation in the D.C. District Court action, alleging that the Navajo breached a settlement agreement between Peabody and the
Navajo Nation by filing their lawsuit.  Additionally, Peabody filed a motion to transfer the action to the Arizona District Court or to stay the D.C. District Court action pending the outcome of arbitration-related proceedings.  The D.C. District Court granted SCE's and Peabody's motion for leave to file the counterclaims, but denied Peabody's motion to transfer or stay the D.C. District Court action.  Peabody and SCE appealed that part of the order denying the requested stay.  On January 16, 2003, the Arizona District Court ruled that it did not have jurisdiction and dismissed the Arizona District Court action.

Some of the issues included in this case were recently addressed by the United States Supreme Court.  The Navajo Nation had
previously filed suit in the Court of Claims against the United States Department of Interior, alleging that the Government had breached its fiduciary duty concerning the above-referenced contract negotiations.  On February 4, 2000, the Court of Claims issued a decision in the Government's favor, finding that while there had been a breach, there was no available redress from the Government.
In its decision, the Court indicated that it was making no statements regarding, or findings in, the above federal civil court action.  The Navajo Nation filed an appeal and the Court of Appeals ruled that the Court of Claims did have jurisdiction to award damages and remanded the case for that purpose.  The United States filed for a Writ of Certiorari to the United States Supreme Court
which was granted.  On March 4, 2003, the Supreme Court issued its majority decision reversing the decision of the Court of
Appeals.   The Supreme Court concluded that there was no breach of a fiduciary duty and that the Navajo Nation did not have a right to relief against the Government.

Power Exchange Performance Bond Litigation

On January 19, 2001, American Home Assurance Company (American Home) notified SCE that due to SCE's failure to comply with its payment obligations to the California Power Exchange (PX), the PX issued a demand to American Home on a $20,000,000 pool performance bond.  American Home demanded payment from SCE by January 29, 2001, of $20,000,000 under an indemnity agreement between SCE and
American Home.

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

On March 1, 2002, SCE made payment directly to the PX on the full amount of its outstanding obligations.  The PX was unwilling to provide American Home with an exoneration of the pool performance bond, and has continued to pursue the arbitration, asserting, among other things, that it is entitled to the face amount of the bond on account of PG&E's default.

On March 19, 2002, American Home initiated suit against SCE, alleging that SCE's failure to obtain an exoneration of the bond in connection with SCE's payment of its indebtedness was a material breach of the indemnity agreement.  On April 30, 2002, SCE filed its answer to American Home's lawsuit denying the material allegations of the complaint and filed a cross complaint against American
Home, alleging causes of action for breach of contract and bad faith, reformation of conduct, breach of fiduciary duty, and declaratory relief.  Among other relief, SCE seeks the return of its previously deposited $20,200,000.

CPUC Litigation and Settlement

See the discussion, which is incorporated herein by this reference, under "SCE'S REGULATORY MATTERS - CPUC Litigation Settlement
Agreement" in the MD&A for a description of SCE's lawsuit against the CPUC, its settlement, and the appeal of the stipulated judgment approving the settlement.

CPUC Investigation Regarding SCE's Electric Line Maintenance Practices

On August 25, 2001, the CPUC issued an order instituting investigation (OII) regarding SCE's overhead and underground electric line maintenance practices.  The OII was based on a report issued by the CPUC's Protection and Safety Consumer Services Division (CPSD),
which alleged a pattern of noncompliance with the CPUC's general orders for the maintenance of electric lines over the period
1998-2000.  The OII also alleged that noncompliant conditions were involved in 37 accidents resulting in death, serious injury, or property damage.  The CPSD identified 4,817 alleged violations of the general orders during the three-year period; and the OII put
SCE on notice that it is potentially subject to a penalty of between $500 and $20,000 for each violation or accident.

Prepared testimony was filed in this matter in April 2002, and hearings were conducted in September 2002.  In its opening brief on
October 21, 2002, CPSD recommended SCE be assessed a penalty of $97 million.  SCE addressed in its reply brief the legal, factual, and equitable reasons why CPSD's penalty recommendation should be rejected.  On December 20, 2002, SCE filed a petition seeking to set aside the CPSD's submission.  On February 21, 2003, the administrative law judge (ALJ) issued a ruling setting aside submission, directed further briefing on the application of the appropriate standard to govern SCE's electric line maintenance obligation, and scheduled closing argument for April 22, 2003.  On March 14, 2003, SCE and the CPSD filed additional briefs in response to the ALJ's direction.  A decision is expected in the second or third quarter of 2003.  See the discussion under "SCE'S REGULATORY MATTERS -
Electric Line Maintenance Practices Proceeding" in the MD&A for additional information.

Item 4.  Submission of Matters to a Vote of Security Holders

Inapplicable.

Pursuant to Form 10-K's General Instruction (General Instruction) G(3), the following information is included as an additional item in Part I:

Executive Officers(1) of the Registrant

                                               Edison International
-------------------------------------------------------------------------------------------------------------------
                                          Age at
Executive Officer                    December 31, 2002                         Company Position
-------------------------------- -------------------------- -------------------------------------------------------
John E. Bryson                              59              Chairman of the Board, President and Chief Executive
                                                            Officer
-------------------------------- -------------------------- -------------------------------------------------------
Theodore F. Craver, Jr.                     51              Executive Vice President, Chief Financial Officer and
                                                            Treasurer
-------------------------------- -------------------------- -------------------------------------------------------
Bryant C. Danner                            65              Executive Vice President and General Counsel
-------------------------------- -------------------------- -------------------------------------------------------
Mahvash Yazdi                               51              Senior Vice President and Chief Information Officer
-------------------------------- -------------------------- -------------------------------------------------------
Thomas M. Noonan                            51              Vice President and Controller
-------------------------------- -------------------------- -------------------------------------------------------

--------------------
(1)  The term "Executive Officers" is defined by Rule 3b-7 of the General Rules and Regulations under the Securities Exchange Act of
     1934, as amended.  Pursuant to this rule, the Executive Officers of Edison International include certain elected officers of
     Edison International and its subsidiaries SCE, EME, and Edison Capital, all of whom may be deemed significant policy makers of
     Edison International.  None of Edison International's Executive Officers is related to any other by blood or marriage.

As set forth in Article IV of Edison International's Bylaws, the elected officers of Edison International are chosen annually by and serve at the pleasure of Edison International's Board of Directors and hold their respective offices until their resignation, removal, other disqualification from service, or until their respective successors are elected.  All of the officers of Edison
International have been actively engaged in the business of Edison International, SCE, and/or the Nonutility Companies for more than five years.  Those officers who have not held their present position with Edison International for the past five years had the following business experience during that period:

                                           Edison International
---------------------------- ------------------------------------------------------- ------------------------------------
Executive Officers                           Company Position                               Effective Dates
---------------------------- ------------------------------------------------------- ------------------------------------
John E. Bryson               Chairman of the Board, President and Chief Executive    January 2000 to present
                             Officer, Edison International
                             Chairman of the Board, SCE                              January 2003 to present
                             Chairman of the Board, Edison Capital                   January 2000 to present
                             Chairman of the Board, Edison Mission Energy            January 2000 to December 2002
                             Chairman of the Board and Chief Executive Officer,      October 1990 to December 1999
                             Edison International and SCE
---------------------------- ------------------------------------------------------- ------------------------------------
Theodore F. Craver, Jr.      Executive Vice President, Chief Financial Officer and   January 2002 to present
                             Treasurer, Edison International
                             Senior Vice President, Chief Financial Officer and      January 2000 to December 2001
                             Treasurer, Edison International
                             Chairman of the Board and Chief Executive Officer,      September 1999 to August 2001
                             Edison Enterprises
                             Senior Vice President and Treasurer, Edison             February 1998 to January 2000
                             International
                             Senior Vice President and Treasurer, SCE                February 1998 to September 1999
                             Vice President and Treasurer, Edison International      September 1996 to February 1998
                             and SCE
---------------------------- ------------------------------------------------------- ------------------------------------
Bryant C. Danner             Executive Vice President and General Counsel, Edison    January 2000 to present
                             International
                             Executive Vice President and General Counsel, Edison    June 1995 to December 1999
                             International and SCE
---------------------------- ------------------------------------------------------- ------------------------------------
Mahvash Yazdi                Senior Vice President and Chief Information Officer,    January 2000 to present
                             Edison International and SCE
                             Vice President and Chief Information Officer, Edison    May 1997 to December 1999
                             International and SCE
---------------------------- ------------------------------------------------------- ------------------------------------
Thomas M. Noonan             Vice President and Controller, Edison International     March 1999 to present
                             and SCE
                             Assistant Controller, Edison International and SCE      September 1993 to March 1999
---------------------------- ------------------------------------------------------- ------------------------------------

                                         Southern California Edison Company
---------------------------------------------------------------------------------------------------------------------
                                      Age at
Executive Officer                December 31, 2002                           Company Position
----------------------------- ------------------------ --------------------------------------------------------------
John E. Bryson(1)                       59             Chairman of the Board
----------------------------- ------------------------ --------------------------------------------------------------
Alan J. Fohrer                          52             Chief Executive Officer and Director
----------------------------- ------------------------ --------------------------------------------------------------
Robert G. Foster                        55             President
----------------------------- ------------------------ --------------------------------------------------------------
Harold B. Ray                           62             Executive Vice President, Generation
----------------------------- ------------------------ --------------------------------------------------------------
Mahvash Yazdi(1)                        51             Senior Vice President and Chief Information Officer
----------------------------- ------------------------ --------------------------------------------------------------
Thomas M. Noonan(1)                     51             Vice President and Controller
----------------------------- ------------------------ --------------------------------------------------------------

---------------
(1)  Messrs. Bryson and Noonan and Ms. Yazdi are also deemed Executive Officers due to their positions at Edison International.
     Information concerning their Company positions and business experience is set forth under Edison International.  Edison
     International is the parent holding company of SCE.

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

                                        Southern California Edison Company
-------------------------------------------------------------------------------------------------------------------
Executive Officer                        Company Position                             Effective Dates
------------------------- ----------------------------------------------- -----------------------------------------
Alan J. Fohrer            Chief Executive Officer and Director, SCE       January 2003 to present
                          Chairman of the Board and Chief Executive       January 2002 to December 2002
                          Officer, SCE
                          President and Chief Executive Officer,          January 2000 to December 2001
                          Edison Mission Energy
                          Executive Vice President and Chief Financial    September 1996 to January 2000
                          Officer, Edison International
                          Chairman of the Board, Edison                   January 1998 to September 1999
                          Enterprises
                          Executive Vice President and Chief Financial    September 1996 to December 1999
                          Officer, SCE
                          Vice Chairman of the Board, Edison Mission      May 1993 to January 1999
                          Energy
------------------------- ----------------------------------------------- -----------------------------------------
Robert G. Foster          President, SCE                                  January 2002 to present
                          Senior Vice President, External Affairs,        April 2001 to December 2001
                          Edison International and SCE
                          Senior Vice President, Public Affairs, Edison   November 1996 to April 2001
                          International and SCE
------------------------- ----------------------------------------------- -----------------------------------------

                                             The Nonutility Companies
------------------------------ ------------------------ ------------------------------------------------------------
                                       Age at
Executive Officer                 December 31, 2002                          Company Position
------------------------------ ------------------------ ------------------------------------------------------------
Thomas R. McDaniel                       53             Chairman of the Board, President and Chief Executive
                                                        Officer, Edison Mission Energy
                                                        Chief Executive Officer and Director, Edison Capital
------------------------------ ------------------------ ------------------------------------------------------------
John E. Bryson(1)                        59             Chairman of the Board, Edison Capital
------------------------------ ------------------------ ------------------------------------------------------------
Ashraf T. Dajani                         55             President and Chief Operating Officer, Edison Capital
------------------------------ ------------------------ ------------------------------------------------------------

--------------------
(1)  Mr. Bryson is also deemed an Executive Officer due to his position at Edison International.  Information concerning his Company position and business experience is set forth under Edison International.  Edison International is the parent holding company of the Nonutility Companies.

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

                                       The Nonutility Companies
----------------------------- --------------------------------------------- ----------------------------------------
Executive Officer                           Company Position                            Effective Dates
----------------------------- --------------------------------------------- ----------------------------------------
Thomas R. McDaniel            Chairman of the Board, President and Chief    January 2003 to present
                              Executive Officer, Edison Mission Energy
                              President and Chief Executive Officer,        August 2002 to December 2002
                              Edison Mission Energy
                              Chief Executive Officer, Edison Capital       August 2002 to present
                              President and Chief Executive Officer,        September 1987 to July 2002
                              Edison Capital
----------------------------- --------------------------------------------- ----------------------------------------
Ashraf T. Dajani              President and Chief Operating Officer,        August 2002 to present
                              Edison Capital
                              Senior Vice President, Edison Capital         September 1995 to July 2002
----------------------------- --------------------------------------------- ----------------------------------------

                                                                PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Market information responding to Item 5 is included in Edison International's Annual Report to Shareholders for the year ended
December 31, 2002, (Annual Report) under "Quarterly Financial Data (Unaudited)" on page 140 and under "Stock Listing and Trading
Information" on the inside back cover, and is incorporated by reference pursuant to General Instruction G(2).  There are restrictions on the ability of Edison International's subsidiaries to transfer funds to Edison International that currently materially limit the ability of Edison International to pay cash dividends.  Such restrictions are discussed in the Annual Report under MD&A "FINANCIAL
CONDITION - Edison International's (parent only)

Liquidity Issues" on pages 17 through 18 and is incorporated herein by reference pursuant to General Instruction G(2).  The number of common stock shareholders of record was 68,807 on March 26, 2003.  Additional information concerning the market for Edison
International's common stock is set forth on the cover page hereof.

Information required by Item 201(d) of Regulation S-K, "Securities Authorized For Issuance Under Equity Compensation Plans," is set
forth in Item 12 below which is incorporated herein by reference.

Item 6.  Selected Financial Data

Information responding to Item 6 is included in the Annual Report under "Selected Financial and Operating Data: 1998-2002" on page
141, and is incorporated herein by reference pursuant to General Instruction G(2).

Item 7.  Management's Discussion and Analysis of Results of Operations and Financial Condition

Information responding to Item 7 is included in the Annual Report under MD&A on pages 4 through 80 and is incorporated herein by reference pursuant to General Instruction G(2).

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Information responding to Item 7A is included in the Annual Report under MD&A "MARKET RISK EXPOSURES" on pages 35 through 50, and is incorporated herein by reference pursuant to General Instruction G(2).

Item 8.  Financial Statements and Supplementary Data

Certain information responding to Item 8 is set forth after Item 15 in Part III.  Other information responding to Item 8 is included in the Annual Report on pages 85 through 139 and is incorporated herein by reference pursuant to General Instruction G(2).

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                                               PART III

Item 10.  Directors and Executive Officers of the Registrant

Information concerning executive officers of Edison International is set forth in Part I in accordance with General Instruction G(3), pursuant to Instruction 3 to Item 401(b) of Regulation S-K.  Other information responding to Item 10 will appear in Edison
International's definitive Joint Proxy Statement (Proxy Statement) to be filed with the SEC in connection with Edison International's
Annual Shareholders' Meeting to be held on May 15, 2003, under the heading "Election of Directors, Nominees for Election" and is
incorporated herein by reference pursuant to General Instruction G(3).

Item 11.  Executive Compensation

Information responding to Item 11 will appear in the Proxy Statement under the headings "Director Compensation," "Executive
Compensation - Summary Compensation Table," "Option/SAR Grants in 2002," "Aggregated Option/SAR Exercises in 2002 and FY-End
Option/SAR Values," "Long-Term

Incentive Plan Awards in Last Fiscal Year," "Pension Plan Table," "Other Retirement Benefits," "Employment Contracts and Termination
of Employment Arrangements," and "Compensation and Executive Personnel Committees' Interlocks and Insider Participation," and is
incorporated herein by reference pursuant to General Instruction G(3).

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responding to Item 12 will appear in the Proxy Statement under the headings "Stock Ownership of Directors and Executive
Officers" and "Stock Ownership of Certain Shareholders" and is incorporated herein by reference pursuant to General Instruction G(3).

Equity Compensation Plans

The following table provides information as of December 31, 2002, for compensation plans under which equity securities may be issued:

                                                                                       Number of securities
                                Number of securities to      Weighted-average          remaining for future
                                be issued upon exercise      exercise price of         issuance under equity
                                of outstanding options,      outstanding options,      compensation plans
                                warrants and rights          warrants and rights       (excluding securities
       Plan Category                                                                   reflected in column (a))
                                          (a)                         (b)                          (c)
----------------------------    -------------------------    ----------------------    ----------------------------

Equity Compensation Plans              7,967,626                    $23.55                  11,068,114(1)(2)
approved by security
holders

Equity Compensation Plans              3,871,286                    $17.17                      6,093,728
not approved by security
holders(3)

Total                                  11,838,912                   $21.46                     17,161,842

----------------
(1)  This amount is the aggregate number of shares available to be issued under the Equity Compensation Plan as of December 31, 2002.
     Each year, the number of shares available to be issued is increased by an amount equal to one percent of the total issued and outstanding shares of Edison International common stock as of December 31 of the prior year.  To the extent shares are not needed in any year, the excess authorized shares will carry over to subsequent years until the plan termination date, December 31, 2007.

(2)  The amount shown includes 392,472 shares available for issuance with respect to performance share awards in 2001 and 2002, and
     2,870,766 shares available for issuance with respect to deferred stock units awarded from 1998 through 2002.

(3)  The 2000 Equity Plan is a broad-based stock option plan that did not require shareholder approval.  It was adopted in May 2000 by
     Edison International with an original authorization of 10 million shares.  The Compensation and Executive Personnel Committee of
     the Board of Directors of Edison International is the plan administrator.  Edison International nonqualified stock options may be granted to employees of various Edison International companies.  The exercise price may not be less than the fair market value of a share of Edison International Common Stock on the date of grant and the stock options may not be exercised more than 10 years after the date of grant.  No stock options may be granted under the plan after December 31, 2007.

     The administrator establishes the terms and conditions of the option awards including vesting, option term, transferability, payment deferral, employment termination provisions and adjustment provisions relative to stock splits, reorganizations and other corporate transactions.  The terms of the stock options granted in 2002 will be set forth in Edison International's definitive
     Proxy Statement under the heading "OPTION/SAR GRANTS IN 2002" and are incorporated herein by reference pursuant to General
     Instruction G(3).  See Note 7 of the Notes to Financial Statements for additional information concerning the 2000 Equity Plan.

Item 13.  Certain Relationships and Related Transactions

Information responding to Item 13 will appear in the Proxy Statement under the headings "Certain Relationships and Transactions" and
"Other Management Transactions," and is incorporated herein by reference pursuant to General Instruction G(3).

Item 14.  Controls and Procedures

Under the Sarbanes-Oxley Act of 2002 and implementing rules and regulations adopted by the Securities and Exchange Commission (SEC),
Edison International must maintain disclosure controls and procedures.  The term "disclosure controls and procedures" is defined in the SEC's regulations to mean, as applied to Edison International, controls and other procedures that are designed to ensure that information required to be disclosed by Edison International in reports filed with the SEC is recorded, processed, summarized, and reported within the time frames specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Edison International in its SEC reports is accumulated and communicated to Edison International's management, including its Chief Executive Officer and its Chief
Financial Officer, as appropriate to allow timely decisions regarding disclosure.  The SEC's regulations also require Edison
International to carry out evaluations, under the supervision and with the participation of Edison International's management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of Edison
International's disclosure controls and procedures.  These evaluations must be carried out within the 90-day period prior to the filing date of certain reports, including this Annual Report on Form 10-K.

The Chief Executive Officer and the Chief Financial Officer of Edison International have evaluated the effectiveness of the design and operation of Edison International's disclosure controls and procedures as of March 24, 2003.  They have concluded that those disclosure controls and procedures, as of the evaluation date, were effective in ensuring that information required to be disclosed by Edison International in its reports filed with the SEC was (1) accumulated and communicated to Edison International's management, as appropriate to allow timely decisions regarding disclosure, and (2) recorded, processed, summarized, and reported within the time frames specified in the SEC's rules and forms.

The Chief Executive Officer and the Chief Financial Officer of Edison International also have concluded that there were no significant changes in Edison International's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)   Financial Statements

The following items contained in the Annual Report are found on pages 4 through 139, and are incorporated by reference in this report.

         Management's Discussion and Analysis of Results of Operations and Financial Condition
         Responsibility for Financial Reporting
         Report of Independent Accountants
         Report of Predecessor Independent Public Accountants
         Consolidated Statements of Income (Loss) - Years Ended December 31, 2002, 2001 and 2000
         Consolidated Balance Sheets - December 31, 2002, and 2001
         Consolidated Statements of Cash Flows - Years Ended December 31, 2002, 2001 and 2000
         Consolidated Statements of Changes in Common Shareholders' Equity - Years Ended December 31, 2002, 2001 and 2000
         Notes to Consolidated Financial Statements

(a)(2)   Report of Independent Accountants and Schedules Supplementing Financial Statements

The following documents may be found in this report at the indicated page numbers:
                                                                                               Page
                                                                                               ----
         Report of Independent Accountants on Financial Statement Schedules                     43
         Report of Predecessor Independent Public Accountants on Supplemental Schedules         44
         Schedule I - Condensed Financial Information of Parent                                 45
         Schedule II - Valuation and Qualifying Accounts for the
              Years Ended December 31, 2002, 2001 and 2000                                      48

Schedules III through V, inclusive, are omitted as not required or not applicable.

(a)(3)   Exhibits

         See Exhibit Index beginning on page 54 of this report.

         The Company will furnish a copy of any exhibit listed in the accompanying Exhibit Index upon written request and upon payment to the Company of its reasonable expenses of furnishing such exhibit, which shall be limited to photocopying charges and, if mailed to the requesting party, the cost of first-class postage.

(b)      Reports on Form 8-K

         October 1, 2002
              Item 5:  Other Events         Moody's downgrade of MEHC; Exelon notification of option to terminate power purchase agreements

         November 19, 2002
              Item 5:  Other Events         Standard and Poor's downgrade of MEHC; Lakeland Project and TXU Europe; CPUC Litigation
                                            Settlement Agreement

                               Report of Independent Accountants on
                                     Financial Statement Schedules

To the Board of Directors and
Shareholders of Edison International:

Our audit of the consolidated financial statements referred to in our report dated March 26, 2003, appearing in the 2002 Annual
Report to Shareholders of Edison International (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the 2002 financial statement schedules listed in Item 15(a)(2) of this
Form 10-K. In our opinion, the 2002 financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. The 2001 and 2000 financial statement schedule information of Edison International was audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on that financial statement schedule information in their report dated March 25, 2002.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
March 26, 2003

 THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.

                                         REPORT OF PREDECESSOR INDEPENDENT PUBLIC ACCOUNTANTS
                                                       ON SUPPLEMENTAL SCHEDULES

To Edison International:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in the 2002 Annual Report to Shareholders of Edison International incorporated by reference in this Form 10-K, and have issued our report thereon dated March 25, 2002.  Our audits were made for the purpose of forming an opinion on those consolidated financial statements taken as a whole.  The supplemental schedules listed in Part III of this Form 10-K are the responsibility of
Edison International's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and regulations, and are not part of the consolidated financial statements.  These supplemental schedules have been subjected to the auditing procedures applied in the audits of the consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the consolidated financial statements taken as a whole.

                                                              /s/ Arthur Andersen LLP

                                                              ARTHUR ANDERSEN LLP

Los Angeles, California
March 25, 2002

                                                         Edison International
                                        SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT
                                                       CONDENSED BALANCE SHEETS

                                                                                         December 31,
--------------------------------------------------------------------------------------------------------------------------
                                                                                      2002                2001
--------------------------------------------------------------------------------------------------------------------------
                                                                                        (In thousands)
Assets:
    Cash and equivalents                                                      $      251,940      $      31,434
    Other current assets                                                           1,253,556            106,485
--------------------------------------------------------------------------------------------------------------------------
      Total current assets                                                         1,505,496            137,919

    Investments in subsidiaries                                                    7,025,535          5,989,341
    Other deferred debits                                                              4,385              5,183
--------------------------------------------------------------------------------------------------------------------------
      Total assets                                                            $    8,535,416      $   6,132,443
--------------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity:
    Accounts payable                                                          $        4,080      $       1,608
    Other current liabilities                                                      1,376,038             80,013
--------------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                    1,380,118             81,621

    Long-term debt                                                                   747,988            746,848
    Other long-term liabilities                                                    1,666,664          1,670,643
    Other deferred credits                                                            61,788             32,303
    Common shareholders' equity                                                    4,678,858          3,601,028
--------------------------------------------------------------------------------------------------------------------------
      Total liabilities and shareholders' equity                              $    8,535,416      $   6,132,443
--------------------------------------------------------------------------------------------------------------------------

                                                        Edison International
                                        SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT

                                                    CONDENSED STATEMENTS OF INCOME
                                         For the Years Ended December 31, 2002, 2001, and 2000

                                                                      2002                2001               2000
---------------------------------------------------------------------------------------------------------------------------
                                                                      (In thousands, except per-share amounts)

Operating revenue and other income                            $      78,147       $     105,747     $       107,573
Operating expenses and interest expense                             171,050             247,436             243,872
---------------------------------------------------------------------------------------------------------------------------
Loss before equity in earnings of subsidiaries                      (92,903)           (141,689)           (136,299)

Equity in earnings of subsidiaries                                1,170,285           1,176,634          (1,806,498)
---------------------------------------------------------------------------------------------------------------------------
Net income (Loss)                                             $   1,077,382       $   1,034,945     $    (1,942,797)
---------------------------------------------------------------------------------------------------------------------------

Weighted-average shares of common stock outstanding                 325,811             325,811             332,560
Basic earnings per share                                      $        3.31       $        3.18     $         (5.84)
Diluted earnings per share                                    $        3.28       $        3.17     $         (5.84)

                                                         Edison International
                                        SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT

                                                  CONDENSED STATEMENTS OF CASH FLOWS
                                         For the Years Ended December 31, 2002, 2001, and 2000

                                                                     2002               2001              2000
----------------------------------------------------------------------------------------------------------------------------
                                                                                   (In thousands)

Cash Flows From Operating Activities                            $   336,917       $   (320,606)     $   (217,134)
----------------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities                               (116,094)            97,144           468,246
----------------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities                                   (317)              (427)           (1,351)
----------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and equivalents                     220,506           (223,889)          249,761
Cash and equivalents at beginning of year                            31,434            255,323             5,562
----------------------------------------------------------------------------------------------------------------------------

Cash and equivalents at the end of year                         $   251,940       $     31,434      $    255,323
----------------------------------------------------------------------------------------------------------------------------

Cash dividends received from Southern California
   Edison Company                                               $         0       $          0      $    372,268

                                                         Edison International
                                            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                 For the Year Ended December 31, 2002

                                                                   Additions
                                                       -------------------------------
                                     Balance at          Charged to        Charged to                      Balance
                                    Beginning of          Costs and           Other                        at End
             Description               Period             Expenses          Accounts      Deductions      of Period
-----------------------------------------------------------------------------------------------------------------------------
                                                                   (In thousands)
Uncollectible accounts
    Customers                        $    42,955       $    22,657     $      338     $    22,687       $    43,263
    All other                              3,656             7,652             --           3,092             8,216
-----------------------------------------------------------------------------------------------------------------------------

Total                                $    46,611       $    30,309     $      338     $    25,779(a)    $    51,479
-----------------------------------------------------------------------------------------------------------------------------

--------------
(a)  Accounts written off, net.

                                                         Edison International
                                            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                 For the Year Ended December 31, 2001

                                                                   Additions
                                                       -------------------------------
                                     Balance at          Charged to    Charged to                        Balance
                                    Beginning of          Costs and       Other                          at End
             Description               Period             Expenses      Accounts        Deductions      of Period
---------------------------------------------------------------------------------------------------------------------------------------
                                                                (In thousands)
Group A:
Uncollectible accounts
     Customers                      $    36,513     $    43,529      $      32        $    37,119       $    42,955
     All other                            3,433           1,836             --              1,613             3,656
---------------------------------------------------------------------------------------------------------------------------------------
Total                               $    39,946     $    45,365      $      32        $    38,732(a)    $    46,611
---------------------------------------------------------------------------------------------------------------------------------------

Group B:
DOE Decontamination
     and Decommissioning            $    29,920     $        --      $      --        $     5,520(b)    $    24,400
Purchased-power settlements             466,232              --             --            110,353(c)        355,879
Pension and benefits                    307,729         197,985            973(d)          78,167(e)        435,409
Maintenance accrual                          --              --             --                 --                --
Insurance, casualty and other            71,368          54,836             --             51,059(f)         75,145
---------------------------------------------------------------------------------------------------------------------------------------
Total                               $   875,249     $   252,821      $     973        $   245,099       $   883,944
---------------------------------------------------------------------------------------------------------------------------------------

----------------
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
                                                       ------------------------------
                                     Balance at          Charged to        Charged to                      Balance
                                    Beginning of          Costs and           Other                        at End
             Description               Period             Expenses          Accounts      Deductions      of Period
------------------------------------------------------------------------------------------------------------------------------
                                                                (In thousands)
Group A:
Uncollectible accounts
     Customers                       $    31,083       $    41,168      $       --     $    35,732      $    36,519
     All other                             3,009             1,201              --             783            3,427
------------------------------------------------------------------------------------------------------------------------------
Total                                $    34,092       $    42,369      $       --     $    36,515(a)   $    39,946
------------------------------------------------------------------------------------------------------------------------------

Group B:
DOE Decontamination
     and Decommissioning             $    34,590       $        --      $     (219)(b) $     4,451(c)   $    29,920
Purchased-power settlements              563,459            17,188              --         114,415(d)       466,232
Pension and benefits                     242,235            46,361          24,101(e)        4,968(f)       307,729
Maintenance accrual                       31,540                --              --          31,540(g)            --
Insurance, casualty and other             76,124            42,815              --          47,571(h)        71,368
------------------------------------------------------------------------------------------------------------------------------
Total                                $   947,948       $   106,364      $   23,882     $   202,945      $   947,948
------------------------------------------------------------------------------------------------------------------------------

-----------------------
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

                                                              EDISON INTERNATIONAL

                                                              By:

                                                              /s/ Kenneth S. Stewart
                                                              --------------------------------
                                                              Kenneth S. Stewart
                                                              Assistant General Counsel

                                                              Date:  March 27, 2003

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

       Signature                                             Title                                    Date
       ---------                                             -----                                    ----

Principal Executive Officer:
     John E. Bryson*                             Chairman of the Board, President,              March 27, 2003
                                                     Chief Executive Officer and Director

Principal Financial Officer:
     Theodore F. Craver, Jr.*                    Executive Vice President, Chief                March 27, 2003
                                                     Financial Officer and Treasurer

Controller or Principal Accounting Officer:
     Thomas M. Noonan*                           Vice President and Controller                  March 27, 2003

Board of Directors:

     Bradford M. Freeman*                        Director                                       March 27, 2003
     Joan C. Hanley*                             Director                                       March 27, 2003
     Bruce Karatz*                               Director                                       March 27, 2003
     Luis G. Nogales*                            Director                                       March 27, 2003
     Ronald L. Olson*                            Director                                       March 27, 2003
     James M. Rosser*                            Director                                       March 27, 2003
     Richard T. Schlosberg, III*                 Director                                       March 27, 2003
     Robert H. Smith*                            Director                                       March 27, 2003
     Thomas C. Sutton*                           Director                                       March 27, 2003
     Daniel M. Tellep*                           Director                                       March 27, 2003

     *By:

     /s/ Kenneth S. Stewart
     ---------------------------------------
     Kenneth S. Stewart
     Assistant General Counsel

                                                             CERTIFICATION

I, JOHN E. BRYSON, certify that:

1.   I have reviewed this annual report on Form 10-K of Edison International;

2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)   presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.   The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 27, 2003

                                                 /s/ John E. Bryson
                                       ------------------------------------
                                                JOHN E. BRYSON
                                     Chairman of the Board, President and
                                            Chief Executive Officer

                                                             CERTIFICATION

I, THEODORE F. CRAVER, JR., certify that:

1.   I have reviewed this annual report on Form 10-K of Edison International;

2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)   presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.   The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 27, 2003

                                           /s/ Theodore F. Craver, Jr.
                                 -------------------------------------------------
                                            THEODORE F. CRAVER, JR.
                               Executive Vice President, Chief Financial Officer
                                                 and Treasurer

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
              10-K for the year ended December 31, 2001)*

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
4.6           Supplemental Indenture No. 2 dated as of October 29, 1999 (File No. 1-9936, filed as Exhibit 4.1 to Form 8-K dated
              October 29, 1999)*
4.7           Amended and Restated Trust Agreement dated as of October 29, 1999 (File No. 1-9936, filed as Exhibit 4.2 to Form 8-K dated October 29, 1999)*
4.8           Rights Agreement (Form 8-A dated November 21, 1998)*
4.9           Amendment to the Rights Agreement, dated September 16, 1999 (File No. 1-9936, Form 10-Q for the quarter ended September
              30, 1999)*
4.10          Agreement and Appointment of Successor Agent, dated August 1, 2002

Southern California Edison Company
4.11          SCE First Mortgage Bond Trust Indenture, dated as of October 1, 1923 (Registration No. 2-1369)*
4.12          Supplemental Indenture, dated as of March 1,1927 (Registration No. 2-1369)*
4.13          Third Supplemental Indenture, dated as of June 24, 1935 (Registration No. 2-1602)*
4.14          Fourth Supplemental Indenture, dated as of September 1, 1935 (Registration No. 2-4522)*
4.15          Fifth Supplemental Indenture, dated as of August 15, 1939 (Registration No. 2-4522)*
4.16          Sixth Supplemental Indenture, dated as of September 1, 1940 (Registration No. 2-4522)*
4.17          Eighth Supplemental Indenture, dated as of August 15, 1948 (Registration No. 2-7610)*
4.18          Twenty-Fourth Supplemental Indenture, dated as of February 15, 1964 (Registration No. 2-22056)*
4.19          Eighty-Eighth Supplemental Indenture, dated as of July 15, 1992 (File No. 1-2313 Form 8-K dated July 22, 1992)*
4.20          Indenture dated as of January 15, 1993 (File No. 1-2313, Form 8-K dated January 28, 1993)*
4.21          Indenture dated as of May 1, 1995 (File No. 1-2313, Form 8-K dated May 24, 1995)*
4.22          Ninety-Seventh Supplemental Indenture, dated as of February 21, 2002 (File No. 1-9936, filed as Exhibit 4.19 to Form
              10-K for the year ended December 31, 2001)*

4.23          Ninety-Eighth Supplemental Indenture, dated February 15, 2003 (File No. 1-2313, filed as Exhibit 4.13 to SCE Form 10-K for the year ended December 31, 2002)*

Mission Energy Holding Company
4.24          Indenture, dated as of July 2, 2001, by and between Mission Energy Holding Company and Wilmington Trust Company with respect to $900 million aggregate principal amount of 13.50% Senior Secured Notes due 2008 (File No. 333-68632, filed as
              Exhibit 4.1 to Mission Energy Holding Company's Registration Statement on Form S-4 to the Securities and Exchange
              Commission on August 29, 2001)*
4.25          Registration Rights Agreement, dated as of July 2, 2001, by and between Mission Energy Holding Company and Goldman,
              Sachs & Co. (File No. 333-68632, filed as Exhibit 4.2 to Mission Energy Holding Company's Registration Statement on Form
              S-4 to the Securities and Exchange Commission on August 29, 2001)*
4.26          Indenture Escrow and Security Agreement, dated as of July 2, 2001, by and among Mission Energy Holding Company,
              Wilmington Trust Company, as Trustee, and Wilmington Trust Company, as Indenture Escrow Agent (File No. 333-68632, filed as Exhibit 4.3 to Mission Energy Holding Company's Registration Statement on Form S-4 to the Securities and Exchange
              Commission on August 29, 2001)*
4.27          Amended and Restated Credit Agreement, dated as of July 3, 2001, by and among Mission Energy Holding Company, the lenders party thereto from time to time, Goldman Sachs Credit Partners L.P., as sole Lead Arranger, as Administrative
              Agent and as Term Loan Collateral Agent, and Lehman Commercial Paper Inc., as Syndication Agent (File No. 333-68632,
              filed as Exhibit 4.4 to Mission Energy Holding Company's Registration Statement on Form S-4 to the Securities and
              Exchange Commission on August 29, 2001)*
4.28          Loan Escrow and Security Agreement, dated as of July 2, 2001, by and among Mission Energy Holding Company, Goldman,
              Sachs & Co., as Collateral Agent, Goldman Sachs Credit Partners L.P., as Administrative Agent, and Wilmington Trust
              Company, as Loan Escrow Agent (File No. 333-68632, filed as Exhibit 4.5 to Mission Energy Holding Company's Registration
              Statement on Form S-4 to the Securities and Exchange Commission on August 29, 2001)*
4.29          Pledge and Security Agreement, dated as of July 2, 2001, by and among Mission Energy Holding Company, Goldman Sachs
              Credit Partners L.P., as Administrative Agent, and Wilmington Trust Company, as Trustee and Joint Collateral Agent (File
              No. 333-68632, filed as Exhibit 4.6 to Mission Energy Holding Company's Registration Statement on Form S-4 to the
              Securities and Exchange Commission on August 29, 2001)*

Edison Mission Energy (EME)
4.30          Indenture, dated as of August 10, 2001, among Edison Mission Energy and The Bank of New York as Trustee (File No.
              333-68630, filed as Exhibit 4.1 to Edison Mission Energy's Registration Statement on Form S-4 to the Securities and
              Exchange Commission on August 29, 2001)*
4.31          Form of 10% Senior Note due 2008 (File No. 333-68630, filed as part of Exhibit 4.1 to Edison Mission Energy's
              Registration Statement on Form S-4 to the Securities and Exchange Commission on August 29, 2001)*
4.32          Registration Rights Agreement, dated as of August 7, 2001, among Edison Mission Energy, Credit Suisse First Boston
              Corporation, BMO Nesbitt Burns Corp., Salomon Smith Barney Inc., SG Cowen Securities Corporation, TD Securities (USA)
              Inc. and Westdeutsche Landesbank Girozentrale (Dusseldorf) (File No. 333-68630, filed as Exhibit 4.2 to Edison Mission
              Energy's Registration Statement on Form S-4 to the Securities and Exchange Commission on August 29, 2001)*

4.33          Indenture, dated as of April 5, 2001, among Edison Mission Energy and United States Trust Company of New York as Trustee
              (File No. 333-59348-01, filed as Exhibit 4.20 to Edison Mission Energy's and Midwest Generation LLC's Registration
              Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001)*
4.34          Form of 9.875% Senior Note due 2011 (File No. 333-59468, filed as part of Exhibit 4.1 to Edison Mission Energy's
              Registration Statement on Form S-4 to the Securities and Exchange Commission on April 24, 2001)*
4.35          Registration Rights Agreement, dated as of April 2, 2001, among Edison Mission Energy and Credit Suisse First Boston
              Corporation and Westdeutsche Landesbank Girozentrale (Dusseldorf) as representatives of the Initial Purchasers (File No.
              333-59468, filed as Exhibit 4.2 to Edison Mission Energy's Registration Statement on Form S-4 to the Securities and
              Exchange Commission on April 24, 2001)*
4.36          Guarantee, dated as of August 17, 2000, made by Edison Mission Energy, as Guarantor in favor of Powerton Trust I, as
              Owner Lessor (File No. 333-59348-01, filed as Exhibit 4.9 to Edison Mission Energy's and Midwest Generation LLC's
              Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001)*
4.37          Schedule identifying substantially identical agreement to Guarantee constituting Exhibit 4.36 hereto (File No.
              333-59348-01, filed as Exhibit 4.9.1 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on
              Form S-4 to the Securities and Exchange Commission on April 20, 2001)*
4.38          Guarantee, dated as of August 17, 2000, made by Edison Mission Energy, as Guarantor in favor of Joliet Trust I, as Owner
              Lessor (File No. 333-59348-01, filed as Exhibit 4.10 to Edison Mission Energy's and Midwest Generation LLC's
              Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001)*
4.39          Schedule identifying substantially identical agreement to Guarantee constituting Exhibit 4.38 hereto (File No.
              333-59348-01, filed as Exhibit 4.10.1 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on
              Form S-4 to the Securities and Exchange Commission on April 20, 2001)*
4.40          Registration Rights Agreement, dated as of August 17, 2000, among Edison Mission Energy, Midwest Generation, LLC and
              Credit Suisse First Boston Corporation and Lehman Brothers Inc., as representatives of the Initial Purchasers (File No.
              333-59348-01, filed as Exhibit 4.11 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on
              Form S-4 to the Securities and Exchange Commission on April 20, 2001)*
4.41          Participation Agreement (T1), dated as of August 17, 2000, by and among, Midwest Generation, LLC, Powerton Trust I, as the Owner Lessor, Wilmington Trust Company, as the Owner Trustee, Powerton Generation I, LLC, as the Owner Participant,
              Edison Mission Energy, United States Trust Company of New York, as the Lease Indenture Trustee, and United States Trust
              Company of New York, as the Pass Through Trustees (File No. 333-59348-01, filed as Edison Mission Energy's and Midwest
              Generation LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001)*
4.42          Schedule identifying substantially identical agreement to Participation Agreement constituting Exhibit 4.41 hereto (File
              No. 333-59348-01, filed as Exhibit 4.12.1 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement
              on Form S-4 to the Securities and Exchange Commission on April 20, 2001)*
4.43          Participation Agreement (T1), dated as of August 17, 2000, by and among, Midwest Generation, LLC, Joliet Trust I, as the
              Owner Lessor, Wilmington Trust Company, as the Owner Trustee, Joliet Generation I, LLC, as the Owner Participant, Edison
              Mission Energy, United States Trust Company of New York, as the Lease Indenture Trustee and United States Trust Company
              of New York, as the Pass Through Trustees (File No. 333-59348-01, filed as

              Exhibit 4.13 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the
              Securities and Exchange Commission on April 20, 2001)*
4.44          Schedule identifying substantially identical agreement to Participation Agreement constituting Exhibit 4.43 hereto (File
              No. 333-59348-01, filed as Exhibit 4.13.1 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement
              on Form S-4 to the Securities and Exchange Commission on April 20, 2001)*
4.45          Copy of the Global Debenture representing Edison Mission Energy's 9-7/8% Junior Subordinated Deferrable Interest
              Debentures, Series A, Due 2024 (File No. 1-13434, filed as Exhibit 4.1 to Edison Mission Energy's Form 10-K for the year ended December 31, 1994)*
4.46          Conformed copy of the Indenture, dated as of November 30, 1994, between Edison Mission Energy and The First National
              Bank of Chicago, as Trustee (File No. 1-13434, filed as Exhibit 4.2 to Edison Mission Energy's Form 10-K for the year ended December 31, 1994)*
4.47          First Supplemental Indenture, dated as of November 30, 1994, to Indenture dated as of November 30, 1994 between Edison
              Mission Energy and The First National Bank of Chicago, as Trustee (File No. 1-13434, filed as Exhibit 4.2.1 to Edison
              Mission Energy's Form 10-K for the year ended December 31, 1994)*
4.48          Second Supplemental Indenture, dated as of August 8, 1995, to Indenture dated as of November 30, 1994 between Edison
              Mission Energy and The First National Bank of Chicago, as Trustee (File No. 333-68630, filed as Exhibit 4.11.2 to Edison
              Mission Energy's Registration Statement on Form S-4 to the Securities and Exchange Commission on August 29, 2001)*
4.49          Indenture, dated as of June 28, 1999, between Edison Mission Energy and The Bank of New York, as Trustee (File No.
              333-30748, filed as Exhibit 4.1 to Edison Mission Energy's Registration Statement on Form S-4 to the Securities and
              Exchange Commission on February 18, 2000)*
4.50          First Supplemental Indenture, dated as of June 28, 1999, to Indenture dated as of June 28, 1999, between Edison Mission
              Energy and The Bank of New York, as Trustee (File No. 333-30748, filed as Exhibit 4.2 to Edison Mission Energy's
              Registration Statement on Form S-4 to the Securities and Exchange Commission on February 18, 2000)*
4.51          Promissory Note ($499,450,800), dated as of August 24, 2000, by Edison Mission Energy in favor of Midwest Generation,
              LLC (File No. 000-24890, filed as Exhibit 4.5 to Edison Mission Energy's Form 10-K for the year ended December 31, 2000)*
4.52          Schedule identifying substantially identical agreements to Promissory Note constituting Exhibit 4.51 hereto (File No.
              000-24890, filed as Exhibit 4.5.1 to Edison Mission Energy's Form 10-K for the year ended December 31, 2000)*
4.53          Participation Agreement, dated as of December 7, 2001, among EME Homer City Generation L.P., Homer City OL1 LLC, as
              Facility Lessor and Ground Lessee, Wells Fargo Bank Northwest National Association, General Electric Capital
              Corporation, The Bank of New York as the Security Agent, The Bank of New York as Lease Indenture Trustee, Homer City
              Funding LLC and The Bank of New York as Bondholder Trustee (File No. 333-92047-03, filed as to Exhibit 4.4 to the EME
              Homer City Generation L.P. Form 10-K for the year ended December 31, 2001)*
4.54          Schedule identifying substantially identical agreements to Participation Agreement constituting Exhibit 4.53 hereto
              (File No. 333-92047-03, filed as Exhibit 4.4.1 to the EME Homer City Generation L.P. Form 10-K for the year ended
              December 31, 2001)*
4.55          Open-End Mortgage, Security Agreement and Assignment of Rents, dated as of December 7, 2001, among Homer City OLI LLC, as the Owner Lessor to The Bank of New York, as Security Agent and Mortgagee (File No. 333-92047-03, filed as Exhibit
              4.9 to the EME Homer City Generation L.P. Form 10-K for the year ended December 31, 2001)*

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
10.3          1985 Deferred Compensation Agreement for Directors (File No. 1-2313, filed as Exhibit 10.4 to the SCE Form 10-K for the year ended December 31, 1985)*
10.4          Director Deferred Compensation Plan (File No. 1-9936, filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30,
              2002)*
10.4.1        Director Deferred Compensation Plan Amendment No. 1
10.5          Director Grantor Trust Agreement (File No. 1-9936, filed as Exhibit 10.10 to Form 10-K for the year ended December 31,
              1995)*
10.5.1        Director Grantor Trust Agreement Amendment 2002-1 (File No. 1-9936, filed as Exhibit 10.4 to Form 10-Q for the quarter ended June 30, 2002)*
10.6          Executive Deferred Compensation Plan (File No. 1-9936, filed as Exhibit 10.2 to Form 10-Q for the quarter ended March
              31, 1998)*
10.6.1        Executive Deferred Compensation Plan Amendment No. 1
10.7          Executive Grantor Trust Agreement (File No. 1-9936, filed as Exhibit 10.12 to Form 10-K for the year ended December 31,
              1995)*
10.7.1        Executive Grantor Trust Agreement Amendment 2002-1 (File No. 1-9936, filed as Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2002)*
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
              March 31, 2001)*
10.10.2       Executive Retirement Plan Amendment 2002-1
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
              March 31, 1998)*
10.15         Equity Compensation Plan (File No. 1-9936, filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 1998)*
10.15.1       Equity Compensation Plan Amendment No. 1 (File No. 1-9936, filed as Exhibit 10.3 to Form 10-Q for the quarter ended June
              30, 2000)*
10.16         2000 Equity Plan (File No. 1-9936, filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2000)*
10.17         Forms of Agreement for long-term compensation awards under the Officer Long-Term Incentive Compensation Plan, the Equity
              Compensation Plan or the 2000 Equity Plan (File No. 1-9936, for 1992-1995 stock option awards filed as Exhibit 10.21.1 to Form 10-K for the year ended December 31, 1995, for 1996 stock option awards filed as Exhibit 10.16.2 to

              Form 10-K for the year ended December 31, 1996, for 1997 stock option awards filed as Exhibit 10.16.3 to Form 10-K for the year ended December 31, 1997, for 1998 stock option awards filed as Exhibit 10.4 to Form 10-Q for the quarter ended
              June 30, 1998, for 1999 stock option awards filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 1999, for
              January 2000 stock option and performance share awards as restated filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2001, for May 2000 special stock option awards filed as Exhibit 10.2 to Form 10-Q for the quarter ended
              June 30, 2000, for 2001 basic stock option and performance share awards filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2001, for 2001 special stock option awards filed as Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2001, for 2001 retention incentives filed as Exhibit 10.5 to Form 10-Q for the quarter ended March 31,
              2001, for 2001 exchange offer deferred stock units filed as Attachment C of Exhibit (a)(1) to Schedule TO-I dated
              October 26, 2001, and for 2002 stock option and performance share awards filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2002)*
10.18         Special Grant Certificate and Award Agreement with Bryant C. Danner related to a May 2000 stock option award under the
              Equity Compensation Plan (File No. 1-9936, filed as Exhibit 10.19 to Form 10-K for the year ended December 31, 2000)*
10.19         Director Nonqualified Stock Option Terms and Conditions under the Equity Compensation Plan (File No. 1-9936, filed as
              Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2002)*
10.20         Edison International and Edison Capital Affiliate Option Exchange Offer Circular (File No. 1-9936, filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2000)*
10.21         Edison International and Edison Capital Affiliate Option Exchange Offer Summary of Deferred Compensation Alternatives
              (File No. 1-9936, filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2000)*
10.22         Edison International and Edison Mission Energy Affiliate Option Exchange Offer Circular (File No. 1-13434, filed as
              Exhibit 10.93 to the Edison Mission Energy Form 10-K for the year ended December 31, 2001)*
10.23         Edison International and Edison Mission Energy Affiliate Option Exchange Offer Summary of Deferred Compensation
              Alternatives (File No. 1-13434, filed as Exhibit 10.94 to the Edison Mission Energy Form 10-K for the year ended
              December 31, 2001)*
10.24         Estate and Financial Planning Program (File No. 1-9936, filed as Exhibit 10.2 to Form 10-Q for the quarter ended June
              30, 1999)*
10.25         Option Gain Deferral Plan as restated September 15, 2000 (File No. 1-9936, filed as Exhibit 10.25 to Form 10-K for the year ended December 31, 2000)*
10.26         Employment Letter Agreement with Bryant C. Danner (File No. 1-9936, filed as Exhibit 10.27 to Form 10-K for the year ended December 31, 1992)*
10.27         Election Terms for Warren Christopher (File No. 1-9936, filed as Exhibit 10.22 to Form 10-K for the year ended December
              31, 1997)*
10.28         Resolution regarding the computation of disability and survivor benefits prior to age 55 for Alan J. Fohrer (File No.
              1-9936, filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2000)*
10.29         Executive Severance Plan as adopted effective January 1, 2001 (File No. 1-9936, filed as Exhibit 10.34 to Form 10-K for the year ended December 30, 2001)*
10.30         Separation Agreement with William J. Heller (File No. 1-13434, filed as Exhibit 10.1 to the Edison Mission Energy Form
              10-Q for the quarter ended September 30, 2002)*
10.31         Consulting Agreement with William J. Heller (File No. 1-9936, filed as Exhibit 10.2 to Form 10-Q for the quarter ended
              September 30, 2002)*
10.32         Performance and Retention Incentive Agreement between Edison Capital and Thomas R. McDaniel

10.33         Performance and Retention Incentive Agreement between Edison Mission Energy and Thomas R. McDaniel (File No. 1-13434,
              filed as Exhibit 10.108 to the Edison Mission Energy Form 10-K for the year ended December 31, 2002)*
10.34         Employment Letter Agreement with Mahvash Yazdi
12.           Computation of Ratios of Earnings to Fixed Charges
13.           Selected portions of the Annual Report to Shareholders for year ended December 31, 2002
21.           Subsidiaries of the Registrant
23.           Consent of Independent Accountants - PricewaterhouseCoopers LLP
24.1          Power of Attorney
24.2          Certified copy of Resolution of Board of Directors Authorizing Signature
99            Statement Pursuant to 18 U.S.C. Section 1350

--------------------
*  Incorporated by reference pursuant to Rule 12b-32.