Form 10-Q
period 2003-03-31
EDISON INTERNATIONAL
filed 2003-05-14
CIK 827052

                                                             UNITED STATES
                                                  SECURITIES AND EXCHANGE COMMISSION
                                                        Washington, D.C. 20549

                                                               FORM 10-Q

(Mark One)

/X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2003
                               ---------------

/  /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                               ------------------------    -----------------------------

                              Commission File Number 1-9936

                                  EDISON INTERNATIONAL
                 (Exact name of registrant as specified in its charter)

                        California                                 95-4137452
              (State or other jurisdiction of                   (I.R.S. Employer
              incorporation or organization)                   Identification No.)

                 2244 Walnut Grove Avenue
                   Rosemead, California                               91770
         (Address of principal executive offices)                  (Zip Code)

                 Registrant's telephone number, including area code: (626) 302-2222

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such
reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]    No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes [X]    No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                   Class                             Outstanding at May 12, 2003
---------------------------------------       ----------------------------------------
        Common Stock, no par value                           325,811,206

=======================================================================================================================================

EDISON INTERNATIONAL

INDEX
                                                                                                   Page
                                                                                                    No.
                                                                                                  ------

Part I.Financial Information:

  Item 1.          Consolidated Financial Statements:

                   Consolidated Statements of Income - Three Months
                        Ended March 31, 2003 and 2002                                               1

                   Consolidated Balance Sheets - March 31, 2003
                        and December 31, 2002                                                       2

                   Consolidated Statements of Comprehensive Income -
                        Three Months Ended March 31, 2003 and 2002                                  4

                   Consolidated Statements of Cash Flows - Three Months
                        Ended March 31, 2003 and 2002                                               5

                   Notes to Consolidated Financial Statements                                       6

  Item 2.          Management's Discussion and Analysis of Results
                        of Operations and Financial Condition                                      17

  Item 3.          Quantitative and Qualitative Disclosures About Market Risk                      61

  Item 4.          Controls and Procedures                                                         61

Part II.  Other Information:

  Item 1.          Legal Proceedings                                                               62

  Item 6.          Exhibits and Reports on Form 8-K                                                63

Signatures

Certifications

EDISON INTERNATIONAL

PART I        FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME

                                                                                      Three Months Ended
                                                                                           March 31,
---------------------------------------------------------------------------------------------------------------------------------------
In millions, except per-share amounts                                       2003                          2002
---------------------------------------------------------------------------------------------------------------------------------------
                                                                                          (Unaudited)
Electric utility                                                         $   1,823                     $  1,906
Nonutility power generation                                                    684                          537
Financial services and other                                                    25                           45
---------------------------------------------------------------------------------------------------------------------------------------
Total operating revenue                                                      2,532                        2,488
---------------------------------------------------------------------------------------------------------------------------------------
Fuel                                                                           334                          256
Purchased power                                                                452                          255
Provisions for regulatory adjustment clauses - net                             305                          671
Other operation and maintenance                                                785                          716
Depreciation, decommissioning and amortization                                 289                          242
Property and other taxes                                                        51                           39
---------------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                     2,216                        2,179
---------------------------------------------------------------------------------------------------------------------------------------
Operating income                                                               316                          309
Interest and dividend income                                                    46                          116
Equity in income from partnerships and
   unconsolidated subsidiaries - net                                            60                           51
Other nonoperating income                                                       34                           17
Interest expense - net of amounts capitalized                                 (299)                        (359)
Other nonoperating deductions                                                  (30)                         (10)
Dividends on preferred securities                                              (25)                         (23)
Dividends on utility preferred stock                                            (4)                          (6)
---------------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before tax                                    98                           95
Income tax                                                                      32                           16
---------------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                               66                           79
Income from discontinued operations - net of tax                                --                            5
---------------------------------------------------------------------------------------------------------------------------------------
Income before accounting change                                                 66                           84
Cumulative effect of accounting change - net of tax                             (9)                          --
---------------------------------------------------------------------------------------------------------------------------------------
Net income                                                               $      57                     $     84
---------------------------------------------------------------------------------------------------------------------------------------
Weighted-average shares of common stock outstanding                            326                          326
Basic earnings (loss) per share:
Continuing operations                                                    $    0.20                     $   0.24
Discontinued operations                                                         --                         0.02
Cumulative effect of accounting change                                       (0.03)                          --
---------------------------------------------------------------------------------------------------------------------------------------
Total                                                                    $    0.17                     $   0.26
---------------------------------------------------------------------------------------------------------------------------------------
Weighted-average shares, including effect of dilutive securities               328                          329
Diluted earnings (loss) per share:
Continuing operations                                                    $    0.20                     $   0.24
Discontinued operations                                                         --                         0.02
Cumulative effect of accounting change                                       (0.03)                          --
---------------------------------------------------------------------------------------------------------------------------------------
Total                                                                    $    0.17                     $   0.26
---------------------------------------------------------------------------------------------------------------------------------------
Dividends declared per common share                                             --                           --

                              The accompanying notes are an integral part of these financial statements.

EDISON INTERNATIONAL

CONSOLIDATED BALANCE SHEETS

                                                                              March 31,             December 31,
In millions                                                                     2003                    2002
---------------------------------------------------------------------------------------------------------------------------------------
                                                                             (Unaudited)
ASSETS
Cash and equivalents                                                       $    2,333             $    2,468
Restricted cash                                                                    50                     53
Receivables, less allowances of $37 and $49 for uncollectible
  accounts at respective dates                                                  1,114                  1,111
Accrued unbilled revenue                                                          414                    437
Fuel inventory                                                                    104                    124
Materials and supplies, at average cost                                           226                    225
Accumulated deferred income taxes - net                                           151                    270
Trading and price risk management assets                                           48                     34
Regulatory assets - net                                                           350                    509
Prepayments and other current assets                                              316                    227
---------------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                            5,106                  5,458
---------------------------------------------------------------------------------------------------------------------------------------
Nonutility property - less accumulated provision for
  depreciation of $1,018 and $924 at respective dates                           7,263                  6,923
Nuclear decommissioning trusts                                                  2,147                  2,210
Investments in partnerships and unconsolidated subsidiaries                     2,058                  2,011
Investments in leveraged leases                                                 2,332                  2,313
Other investments                                                                 340                    235
---------------------------------------------------------------------------------------------------------------------------------------
Total investments and other assets                                             14,140                 13,692
---------------------------------------------------------------------------------------------------------------------------------------
Utility plant, at original cost:
   Transmission and distribution                                               14,334                 14,202
   Generation                                                                   1,460                  1,457
Accumulated provision for depreciation and decommissioning                     (6,237)                (8,094)
Construction work in progress                                                     589                    529
Nuclear fuel, at amortized cost                                                   144                    153
---------------------------------------------------------------------------------------------------------------------------------------
Total utility plant                                                            10,290                  8,247
---------------------------------------------------------------------------------------------------------------------------------------
Goodwill                                                                          736                    661
Restricted cash                                                                   341                    406
Regulatory assets - net                                                         3,609                  3,838
Other deferred charges                                                            946                    921
---------------------------------------------------------------------------------------------------------------------------------------
Total deferred charges                                                          5,632                  5,826
---------------------------------------------------------------------------------------------------------------------------------------
Assets of discontinued operations                                                  16                     61
---------------------------------------------------------------------------------------------------------------------------------------
Total assets                                                               $   35,184             $   33,284
---------------------------------------------------------------------------------------------------------------------------------------

                              The accompanying notes are an integral part of these financial statements.

EDISON INTERNATIONAL

CONSOLIDATED BALANCE SHEETS

                                                                               March 31,           December 31,
In millions, except share amounts                                                2003                  2002
---------------------------------------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt                                                            $      127            $       78
Long-term debt due within one year                                              1,910                 2,761
Preferred stock to be redeemed within one year                                      9                     9
Accounts payable                                                                  969                   866
Accrued taxes                                                                     890                   855
Trading and price risk management liabilities                                     134                    45
Other current liabilities                                                       2,097                 2,040
---------------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                       6,136                 6,654
---------------------------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                 12,273                11,557
---------------------------------------------------------------------------------------------------------------------------------------
Accumulated deferred income taxes - net                                         5,837                 5,842
Accumulated deferred investment tax credits                                       165                   167
Customer advances and other deferred credits                                    1,494                 1,841
Power-purchase contracts                                                          259                   309
Accumulated provision for pension and benefits                                    507                   461
Asset retirement obligations                                                    2,024                    --
Other long-term liabilities                                                       164                   161
---------------------------------------------------------------------------------------------------------------------------------------
Total deferred credits and other liabilities                                   10,450                 8,781
---------------------------------------------------------------------------------------------------------------------------------------
Liabilities of discontinued operations                                             14                    72
---------------------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies (Notes 2 and 3)
Minority interest                                                                 439                   425
---------------------------------------------------------------------------------------------------------------------------------------
Preferred stock of utility:
   Not subject to mandatory redemption                                            129                   129
   Subject to mandatory redemption                                                141                   147
Company-obligated mandatorily redeemable securities of subsidiaries
      holding solely parent company debentures                                    951                   951
Other preferred securities                                                        139                   131
---------------------------------------------------------------------------------------------------------------------------------------
Total preferred securities of subsidiaries                                      1,360                 1,358
---------------------------------------------------------------------------------------------------------------------------------------
Common stock (325,811,206 shares outstanding at each date)                      1,974                 1,973
Accumulated other comprehensive loss                                             (230)                 (247)
Retained earnings                                                               2,768                 2,711
---------------------------------------------------------------------------------------------------------------------------------------
Total common shareholders' equity                                               4,512                 4,437
---------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                 $   35,184            $   33,284
---------------------------------------------------------------------------------------------------------------------------------------

                              The accompanying notes are an integral part of these financial statements.

EDISON INTERNATIONAL

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                                      Three Months Ended
                                                                                           March 31,
---------------------------------------------------------------------------------------------------------------------------------------
In millions                                                                  2003                          2002
---------------------------------------------------------------------------------------------------------------------------------------
                                                                                          (Unaudited)
Net income                                                                  $   57                        $  84
Other comprehensive income, net of tax:
   Foreign currency translation adjustments - net                               21                           16
   Unrealized gain (loss) on cash flow hedges - net                             (3)                          41
   Reclassification adjustment for gain
      included in net income                                                    (1)                           1
---------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                        $   74                        $ 142
---------------------------------------------------------------------------------------------------------------------------------------

                              The accompanying notes are an integral part of these financial statements.

EDISON INTERNATIONAL

CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                      Three Months Ended
                                                                                           March 31,
---------------------------------------------------------------------------------------------------------------------------------------
In millions                                                                     2003                      2002
---------------------------------------------------------------------------------------------------------------------------------------
                                                                                         (Unaudited)
Cash flows from operating activities:
Income from continuing operations, after accounting change, net of tax      $     57                   $    79
Adjustments to reconcile to net cash provided
   (used) by operating activities:
    Depreciation, decommissioning and amortization                               289                       242
    Other amortization                                                            27                        26
    Deferred income taxes and investment tax credits                              28                      (139)
    Equity in income from partnerships and unconsolidated
       subsidiaries                                                              (60)                      (51)
    Income from leveraged leases                                                 (21)                      (28)
    Regulatory assets - long-term - net                                           69                       537
    Power contracts collateral                                                   (39)                       --
    Gas call options                                                             (15)                      (23)
    Other assets                                                                 (48)                       19
    Other liabilities                                                            (22)                      104
    Changes in working capital:
       Receivables and accrued unbilled revenue                                   41                       154
       Regulatory assets - short-term - net                                      159                        83
       Fuel inventory, materials and supplies                                     --                        (2)
       Prepayments and other current assets                                     (106)                      (10)
       Accrued interest and taxes                                                 56                       422
       Accounts payable and other current liabilities                            252                    (2,482)
Distributions and dividends from unconsolidated entities                          30                       140
Operating cash flows from discontinued operations                                (17)                       (1)
---------------------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by operating activities                                 680                      (930)
---------------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Long-term debt issued                                                            215                        57
Long-term debt repaid                                                           (472)                     (442)
Bonds remarketed and funds held in trust                                          --                       192
Redemption of preferred securities                                                (5)                       --
Rate reduction notes repaid                                                      (62)                      (62)
Nuclear fuel financing - net                                                      --                       (59)
Short-term debt financing - net                                                  133                      (688)
Financing cash flows from discontinued operations                                 --                        (4)
---------------------------------------------------------------------------------------------------------------------------------------
Net cash used by financing activities                                           (191)                   (1,006)
---------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Additions to property and plant                                                 (323)                     (350)
Purchase of power sales agreement                                                 --                       (80)
Purchase of common stock of acquired companies                                  (275)                       --
Proceeds from sale of nonutility property                                         --                        49
Net funding of nuclear decommissioning trusts                                    (21)                       (6)
Distributions from (investments in) partnerships and
   unconsolidated subsidiaries                                                   (29)                       86
Sales of investments in other assets                                              13                        67
Investing cash flows from discontinued operations                                  4                         1
---------------------------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                           (631)                     (233)
---------------------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                            7                        (2)
---------------------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and equivalents                                            (135)                   (2,171)
Cash and equivalents, beginning of period                                      2,468                     4,038
---------------------------------------------------------------------------------------------------------------------------------------
Cash and equivalents, end of period                                            2,333                     1,867
Cash and equivalents - discontinued operations                                    --                       (72)
---------------------------------------------------------------------------------------------------------------------------------------
Cash and equivalents, continuing operations                                 $  2,333                   $ 1,795
---------------------------------------------------------------------------------------------------------------------------------------

                              The accompanying notes are an integral part of these financial statements.

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management's Statement

In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary for a fair presentation of the financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States for the periods covered by this report.  The results of operations for the period ended March 31, 2003 are not necessarily indicative of the operating results for the full year.

The quarterly report should be read in conjunction with Edison International's 2002 Annual Report on Form 10-K filed with the
Securities and Exchange Commission.

Note 1.  Summary of Significant Accounting Policies

Basis of Presentation

Edison International's significant accounting policies were described in Note 1 of "Notes to Consolidated Financial Statements"
included in its 2002 Annual Report.  Edison International follows the same accounting policies for interim reporting purposes.

Certain prior-period amounts were reclassified to conform to the March 31, 2003 financial statement presentation.

New Accounting Standards

Effective January 1, 2003, Edison International adopted a new accounting standard, Accounting for Asset Retirement Obligations, which requires entities to record the fair value of a liability for a legal asset retirement obligation in the period in which it is incurred.  When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset.  Over time, the liability is increased to its present value, and the capitalized cost is depreciated over the useful life of the related asset.  Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.  However, rate-regulated entities may recognize regulatory assets or liabilities as a result of timing differences between the recognition of costs in accordance with this standard and the recovery of costs through the rate-making process. Regulatory assets and liabilities may also be recorded if it is probable that the asset retirement obligation
(ARO) will be recovered through the rate-making process.

Edison International's impact of adopting this standard was:

o    Southern California Edison (SCE) adjusted its nuclear decommissioning obligation to reflect the fair value of decommissioning its nuclear power facilities. SCE also recognized AROs associated with the decommissioning of coal-fired generation assets.

o    At December 31, 2002, SCE had accrued $2.3 billion to decommission its nuclear facilities and $12 million to decommission its share of a coal-fired generating plant, under accounting principles in effect at that time.  Of these amounts, $298 million to decommission its inactive nuclear facility was recorded in other long-term liabilities, and the remaining $2.0 billion was recorded as a component of the accumulated provision for depreciation and decommissioning on the consolidated balance sheets in the 2002 Annual Report.

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

o    As of January 1, 2003, SCE reversed the $2.3 billion it had previously recorded for decommissioning, recorded the fair value of its
     AROs of approximately $2.0 billion in the deferred credits and other liabilities section of the balance sheet, and increased its unamortized nuclear investment by $303 million.  The cumulative effect of a change in accounting principle from unrecognized accretion expense and adjustments to depreciation, decommissioning and amortization expense recorded to date was a $354 million after-tax gain, which under accounting standards for rate-regulated enterprises was deferred as a regulatory liability, partially offset by a $235 million deferred tax asset, as of January 1, 2003.  Accretion and depreciation expense resulting from the application of the new standard is expected to be approximately $143 million in 2003.  This cost will reduce the regulatory liability, with no impact on earnings.  As of March 31, 2003, SCE's ARO for its nuclear facilities totaled approximately
     $2.0 billion and its nuclear decommissioning trust assets had a fair value of $2.1 billion.  If the new standard had been in place on January 1, 2002, SCE's ARO as of that date would have been $1.98 billion.  Approximately $1.9 billion collected through rates for cost of removal of plant assets not considered to be legal obligations remain in accumulated depreciation and decommissioning.

o    As of January 1, 2003, Edison Mission Energy's (EME) ARO was $17 million and EME recorded a cumulative effect adjustment that decreased net income by approximately $9 million, net of tax.  If the new standard had been applied retroactively in the three months ended March 31, 2002, it would not have had a material effect on EME's results of operations.

In January 2003, an accounting interpretation was issued to address consolidation of variable-interest entities (VIEs).  The primary objective of the interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as VIEs.  This interpretation applies to VIEs created after January 31, 2003 and beginning July 1, 2003 applies to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003.

If an enterprise absorbs the majority of the VIE's expected losses or receives a majority of the VIE's expected residual returns, or both, it must consolidate the VIE.  An enterprise that is required to consolidate the VIE is called the primary beneficiary.
Additional disclosure requirements are also applicable when an enterprise holds a significant variable interest in a VIE, but is not the primary beneficiary.  In addition, financial statements issued after January 31, 2003 must include certain disclosures if it is reasonably possible that an enterprise will consolidate or disclose information about a VIE when this interpretation is effective.

Edison International has concluded that it is the primary beneficiary in several projects, including EME's Brooklyn Navy Yard project and Edison Capital's Storm Lake project, since it is at risk with respect to the majority of its losses and is entitled to receive the majority of its residual returns.  Accordingly, effective July 1, 2003, Edison International will consolidate these projects, which will increase total assets by approximately $447 million and total liabilities by approximately $528 million.  Edison
International expects to record a loss of approximately $77 million (of which $71 million is related to Brooklyn Navy Yard) as a cumulative accounting change as a result of consolidating these VIEs.

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Edison International believes it is reasonably possible that certain partnership interests in energy projects are VIEs under this interpretation, as discussed below:

Edison International owns certain partnership interests in seven energy partnerships, which own a combined 3,098 MW of power plants.
The maximum exposure to loss from EME's interest in these energy partnerships is $1.1 billion at March 31, 2003.  Of this amount,
$542 million represents EME's investment in the 1,230 MW Paiton project and $305 million represents EME's investment in the 540 MW
EcoElectrica project.

EME owns a 50% interest in TM Star, which was formed for the limited purpose of selling natural gas to another affiliated project under a fuel supply agreement.  TM Star has entered into fuel purchase contracts with unrelated third parties to meet a portion of the obligations under the fuel supply agreement.  EME has guaranteed 50% of the obligation under the fuel supply agreement to this affiliated project.  The maximum loss is subject to changes in natural gas prices.  Accordingly, the maximum exposure to loss cannot be determined.

Edison International is in the process of reviewing the entities discussed above that have a reasonable possibility of being VIEs to determine if it is the primary beneficiary.

Stock-Based Employee Compensation

Edison International has three stock-based employee compensation plans, which are described more fully in Note 7 of Edison
International's 2002 Annual Report.  Edison International accounts for these plans using the intrinsic value method.  Upon grant, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if Edison International had used the fair-value accounting method.

                                                                                      Three Months Ended
                                                                                           March 31,
---------------------------------------------------------------------------------------------------------------------------------------
     In millions                                                                  2003                     2002
---------------------------------------------------------------------------------------------------------------------------------------
                                                                                          (Unaudited)
     Net income, as reported                                                  $     57                  $    84
     Add:  stock-based compensation expense using
       the intrinsic value accounting method - net of tax                            2                        2
     Less:  stock-based compensation expense using
       the fair-value accounting method - net of tax                                 2                        1
---------------------------------------------------------------------------------------------------------------------------------------
     Pro forma net income                                                     $     57                  $    85
---------------------------------------------------------------------------------------------------------------------------------------
     Basic earnings per share:
       As reported                                                            $   0.17                  $  0.26
       Pro forma                                                              $   0.17                  $  0.26

     Diluted earnings per share:
       As reported                                                            $   0.17                  $  0.26
       Pro forma                                                              $   0.17                  $  0.26
---------------------------------------------------------------------------------------------------------------------------------------

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Cash Flows Information

                                                                                        Three Months Ended
                                                                                             March 31,
---------------------------------------------------------------------------------------------------------------------------------------
     In millions                                                                  2003                     2002
---------------------------------------------------------------------------------------------------------------------------------------
                                                                                            (Unaudited)
     Non-cash investing and financing activities:

     Details of assets acquired:
       Fair value of assets acquired                                         $    (333)               $    --
       Liabilities assumed                                                          58                     --
---------------------------------------------------------------------------------------------------------------------------------------
     Cash paid for acquisitions                                              $    (275)               $    --
---------------------------------------------------------------------------------------------------------------------------------------
     Details of senior secured credit facility transaction:
       Retirement of credit facility                                         $      --                $(1,650)
       Senior secured credit facility replacement                                   --                  1,600
---------------------------------------------------------------------------------------------------------------------------------------
     Cash paid on retirement of credit facility                              $      --                $   (50)
---------------------------------------------------------------------------------------------------------------------------------------

     Details of long-term debt exchange offer:
       Variable rate notes redeemed                                          $    (966)               $    --
       First and refunding notes issued                                            966                     --
---------------------------------------------------------------------------------------------------------------------------------------

Note 2.  Regulatory Matters

Further information on regulatory matters, including proceedings for California Department of Water Resources power purchases and revenue requirements, electric line maintenance practices, generation procurement, Mohave Generating Station, utility-retained generation, and wholesale electricity markets, is described in Note 2 of "Notes to Consolidated Financial Statements" included in
Edison International's 2002 Annual Report.

California Public Utilities Commission (CPUC) Litigation Settlement Agreement

In 2001, SCE and the CPUC entered into a settlement of SCE's lawsuit against the CPUC, which sought a ruling that SCE is entitled to full recovery of its past electricity procurement costs.  A key element of the settlement agreement was the establishment of a $3.6 billion rate-recovery mechanism called the procurement-related obligations account (PROACT) as of August 31, 2001.  The Utility
Reform Network (TURN), a consumer advocacy group, and other parties appealed to the federal court of appeals seeking to overturn the stipulated judgment of the district court that approved the settlement agreement.  On March 4, 2002, the court of appeals heard argument on the appeal, and on September 23, 2002 the court issued its opinion.  In the opinion, the court affirmed the district court on all claims, with the exception of the challenges founded upon California state law, which the appeals court referred to the
California Supreme Court.  In sum, the appeals court concluded that none of the substantive arguments based on federal statutory or constitutional law compelled reversal of the district court's approval of the stipulated judgment.

However, the appeals court stated in its opinion that there is a serious question whether the settlement agreement violated state law, both in substance and in the procedure by which the CPUC agreed to it.  The appeals court added that if the settlement agreement violated state law, the CPUC lacked capacity to

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

consent to the stipulated judgment, and the stipulated judgment would need to be vacated.  The appeals court indicated that, on a substantive level, the stipulated judgment appears to violate California's electric industry restructuring statute providing for a rate freeze.  The appeals court also indicated that, on a procedural level, the stipulated judgment appears to violate California laws requiring open meetings and public hearings.  Because federal courts are bound by the pronouncements of the state's highest court on applicable state law, and because the federal appeals court found no controlling precedents from California courts on the issues of state law in this case, the appeals court issued a separate order certifying those issues in question form to the
California Supreme Court and requested that the California Supreme Court accept certification.

The California Supreme Court accepted the certification, reformulated one of the certified questions as SCE had requested, and set a briefing schedule that will be followed by oral argument.  SCE and the CPUC filed their respective opening briefs on the certified questions on December 20, 2002.  TURN filed its answering brief on January 24, 2003 and SCE and the CPUC filed reply briefs on
February 13, 2003.  Various third parties, including the Governor, submitted friend-of-the-court briefs concerning the certified questions.  In addition, the California Supreme Court requested that the parties provide supplemental briefing with respect to an issue related to California's open meeting laws.  The parties have complied with such request.  The California Supreme Court has set oral arguments for May 27, 2003.  Once the California Supreme Court rules, the matter will return to the Ninth Circuit, which in turn should be guided by the California Supreme Court's answers and interpretations of state law.  In the meantime, the case is stayed in the federal appellate court.  SCE continues to operate under the settlement agreement, and also continues to believe it is probable that SCE ultimately will recover its past procurement costs through regulatory mechanisms, including the PROACT.  However, SCE cannot predict with certainty the outcome of the pending legal proceedings.

Holding Company Proceeding

In April 2001, the CPUC issued an order instituting investigation that reopens the past CPUC decisions authorizing utilities to form holding companies and initiates an investigation into, among other things:  whether the holding companies violated CPUC requirements to give first priority to the capital needs of their respective utility subsidiaries; any additional suspected violations of laws or
CPUC rules and decisions; and whether additional rules, conditions, or other changes to the holding company decisions are necessary.
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
On February 11, 2002, SCE and Edison International filed an application before the CPUC for rehearing of the decision.  On July 17,
2002, the CPUC affirmed its earlier decision on the first priority condition and also denied Edison International's request for a rehearing of the CPUC's determination that it had jurisdiction over Edison International in this proceeding.  On August 21, 2002,
Edison International and SCE jointly filed a petition requesting a review of the CPUC's decisions with regard to first priority considerations, and Edison International filed a petition for a review of the CPUC decision asserting jurisdiction over holding companies, both in state court as required.  Pacific Gas and Electric and San Diego Gas & Electric and their respective holding companies filed similar challenges, and all cases have been transferred to the First District Court of Appeals in San Francisco.  The
CPUC filed briefs in opposition to the writ petitions. Edison International, SCE and the other petitioners filed reply briefs on
March 6, 2003.  No hearings have been scheduled.  The court may rule without holding

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

hearings.  Edison International cannot predict with certainty what effects this investigation or any subsequent actions by the CPUC may have on Edison International or any of its subsidiaries.

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

Aircraft Leases

Edison Capital has leased three aircraft to American Airlines.  American Airlines is reporting significant operating losses, and there is concern that American Airlines may file bankruptcy.  If American Airlines files bankruptcy, or otherwise defaults in making its lease payments, the lenders with a security interest in the aircraft or leases may exercise remedies that could lead to a loss of some or all of Edison Capital's investment in the aircraft plus any accrued interest.  The total maximum loss exposure to Edison
Capital is $48 million.  A voluntary restructure of the leases could also result in a loss of some or all of the investment.  At
March 31, 2003, American Airlines was current in its lease payments and was publicly expressing a desire to avoid bankruptcy.

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

Edison International's recorded estimated minimum liability to remediate its 43 identified sites at SCE (40 sites) and EME (3 sites)
is $102 million, $100 million of which is related to SCE.  The sites include SCE's divested gas-fueled generation plants, for which
SCE retained some liability after their sale.  Edison International's other subsidiaries have no identified remediation sites.  The ultimate costs to clean up Edison International's identified sites may vary from its recorded liability due to numerous

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur.  Edison
International believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $290 million, $288 million of which is related to SCE.  The upper limit of this range of costs was estimated using assumptions least favorable to Edison International among a range of reasonably possible outcomes.

The CPUC allows SCE to recover environmental remediation costs at certain sites, representing $39 million of its recorded liability, through an incentive mechanism (SCE may request to include additional sites).  Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs from insurance carriers and other third parties.  SCE has successfully settled insurance claims with all responsible carriers.  SCE expects to recover costs incurred at its remaining sites through customer rates.  SCE has recorded a regulatory asset of $71 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

Edison International's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that Edison International may be held responsible for contributing to any costs incurred for remediating these sites.  Thus, no reasonable estimate of cleanup costs can be made for these sites.

Edison International expects to clean up its identified sites over a period of up to 30 years.  Remediation costs in each of the next several years are expected to range from $15 million to $30 million.  Recorded costs for the twelve months ended March 31, 2003 were
$22 million.

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

Federal Income Taxes

In August 2002, Edison International received a notice from the Internal Revenue Service (IRS) asserting deficiencies in federal corporate income taxes for its 1994 to 1996 tax years.  The vast majority of the tax deficiencies are timing differences and, therefore, amounts ultimately paid, if any, would benefit Edison International as future tax deductions.  Edison International believes that it has meritorious legal defenses to those deficiencies and believes that the ultimate outcome of this matter will not result in a material impact on Edison International's consolidated results of operations or financial position.

Among the issues raised by the IRS in the 1994 to 1996 audit was Edison Capital's treatment of the EPZ and Dutch electric locomotive leases.  Written protests were filed against these deficiency notices, as well as other alleged deficiencies, asserting that the
IRS's position misstates material facts, misapplies

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the law and is incorrect.  Edison Capital will contest the assessment through administrative appeals and litigation, if necessary.
Edison Capital believes it will ultimately prevail.

The IRS is also currently examining the tax returns for Edison International, which includes Edison Capital, for years 1997 through
1999.  Edison Capital expects the IRS to also challenge several of its other leveraged leases based on a recent Revenue Ruling addressing a specific type of leveraged lease (termed a lease in/lease out or LILO transaction).  Edison Capital believes that the position described in the Revenue Ruling is incorrectly applied to Edison Capital's transactions and that its leveraged leases are factually and legally distinguishable in material respects from that position.  Edison Capital intends to defend, and litigate if necessary, against any challenges based on that position.

Navajo Nation Litigation

Peabody Holding Company (Peabody) supplies coal from mines on Navajo Nation lands to Mohave.  In June 1999, the Navajo Nation filed a complaint in the United States District Court for the District of Columbia (D.C. District Court) against Peabody and certain of its affiliates, Salt River Project Agricultural Improvement and Power District, and SCE.  The complaint asserts claims against the defendants for, among other things, violations of the federal RICO statute, interference with fiduciary duties and contractual relations, fraudulent misrepresentation by nondisclosure, and various contract-related claims.  The complaint claims that the defendants' actions prevented the Navajo Nation from obtaining the full value in royalty rates for the coal.  The complaint seeks damages of not less than $600 million, trebling of that amount, and punitive damages of not less than $1 billion, as well as a declaration that Peabody's lease and contract rights to mine coal on Navajo Nation lands should be terminated.

In February 2002, Peabody and SCE filed cross claims against the Navajo Nation, alleging that the Navajo Nation had breached a settlement agreement and final award between Peabody and the Navajo Nation by filing their lawsuit.

The Navajo Nation had previously filed suit in the Court of Claims against the United States Department of Interior, alleging that the Government had breached its fiduciary duty concerning contract negotiations including the Navajo Nation and the defendants.  In
February 2000, the Court of Claims issued a decision in the Government's favor, finding that while there had been a breach, there was no available redress from the Government.  Following appeal of that decision by the Navajo Nation, an appellate court ruled that the
Court of Claims did have jurisdiction to award damages and remanded the case to the Court of Claims for that purpose.  On June 3,
2002, the Government's request for review of the case by the United States Supreme Court was granted.  On March 4, 2003, the Supreme
Court reversed the appellate court and held that the Government is not liable to the Navajo Nation as there was no breach of a fiduciary duty and that the Navajo Nation did not have a right to relief against the Government.  Based on the Supreme Court's analysis, on April 28, 2003, SCE filed a motion to dismiss or, in the alternative, for summary judgment in the D.C. District Court action.  The motion remains pending.

SCE cannot predict with certainty the outcome of the 1999 Navajo Nation's complaint against SCE, nor the impact on this complaint or the Supreme Court's decision on the outcome of the Navajo Nation's suit against the government, or the impact of the complaint on the operation of Mohave beyond 2005.

Nuclear Insurance

Federal law limits public liability claims from a nuclear incident to $9.5 billion.  SCE and other owners of the San Onofre and Palo
Verde Nuclear Generating Stations have purchased the maximum private

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

primary insurance available ($300 million beginning January 1, 2003).  The balance is covered by the industry's retrospective rating plan that uses deferred premium charges to every reactor licensee if a nuclear incident at any licensed reactor in the U.S. results in claims and/or costs which exceed the primary insurance at that plant site.  Federal regulations require this secondary level of financial protection.  The Nuclear Regulatory Commission exempted San Onofre Unit 1 from this secondary level, effective June 1994.
The maximum deferred premium for each nuclear incident is $88 million per reactor, but not more than $10 million per reactor may be charged in any one year for each incident.  Based on its ownership interests, SCE could be required to pay a maximum of $175 million per nuclear incident.  However, it would have to pay no more than $20 million per incident in any one year.  Such amounts include a
5% surcharge if additional funds are needed to satisfy public liability claims and are subject to adjustment for inflation.  If the public liability limit above is insufficient, federal regulations may impose further revenue-raising measures to pay claims, including a possible additional assessment on all licensed reactor operators.  The U.S. Congress has extended the expiration date of the applicable law until December 31, 2003 and is considering amendments that, among other things, are expected to extend the law beyond 2003.

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

Spent Nuclear Fuel

Under federal law, the U.S. Department of Energy (DOE) is responsible for the selection and development of a facility for disposal of spent nuclear fuel and high-level radioactive waste.  Such a facility was to be in operation by January 1998.  However, the DOE did not meet its obligation.  It is not certain when the DOE will begin accepting spent nuclear fuel from San Onofre or from other nuclear power plants.  Extended delays by the DOE could lead to consideration of costly alternatives involving siting and environmental issues.  SCE has paid the DOE the required one-time fee applicable to nuclear generation at San Onofre through
April 6, 1983 (approximately $24 million, plus interest).  SCE is also paying the required quarterly fee equal to 0.1(cent)per kWh of nuclear-generated electricity sold after April 6, 1983.

SCE, as operating agent, has primary responsibility for the interim storage of its spent nuclear fuel at San Onofre.  The San Onofre
Units 2 and 3 spent fuel pools currently contain San Onofre Unit 1 spent fuel in addition to spent fuel from Units 2 and 3.  Current capability to store spent fuel in the Units 2 and 3 spent fuel pools is adequate through 2005.  SCE plans to move the Unit 1 spent fuel to an interim spent fuel storage facility by the third quarter of 2003.  The spent fuel pool storage capacity for Units 2 and 3 will then accommodate needs until 2007 for Unit 2 and 2008 for Unit 3.  SCE expects to begin using an interim spent fuel storage facility for Units 2 and 3 spent fuel by early 2006.  Palo Verde on-site spent fuel storage capacity will accommodate needs until
2003 for Unit 2 and until 2004 for Units 1 and 3.  Arizona Public Service Company, operating agent for Palo Verde, expects to begin using an interim spent fuel storage facility in the first half of 2003.

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Storm Lake

As of March 31, 2003, Edison Capital had an investment of approximately $80 million in Storm Lake Power, a project developed by Enron
Wind, a subsidiary of Enron Corporation.  As of March 31, 2003, Storm Lake had outstanding loans of approximately $65 million.  Enron and its subsidiary provided certain guarantees related to the amount of power that would be generated from Storm Lake.  The lenders have sent a notice to Storm Lake claiming that Enron's bankruptcy, among other things, is an event of default under the loan agreement.  In the event of default, the lenders may exercise certain remedies, including acceleration of the loan balance, repossession and foreclosure of the project, which could result in the loss of some or all of Edison Capital's investment in Storm
Lake.  While expressly reserving their rights, the lenders have not taken any steps to exercise their remedies beyond issuing the notices of default.  On behalf of Storm Lake, Edison Capital is also engaged in regular, ongoing discussions with the lenders in which Edison Capital expects to demonstrate to the lenders that Storm Lake's ability to meet its loan obligations is not impaired and that the noticed events of default can be worked out with the lenders.  Edison Capital believes that Storm Lake will oppose any attempt by the lenders to exercise remedies that could result in a loss of Edison Capital's investment.

Note 4.  Business Segments

Edison International's reportable business segments include its electric utility operation segment (SCE), an unregulated power generation segment (EME), and a capital and financial services provider segment (Edison Capital).

Segment information for the three months ended March 31, 2003 and 2002 was:

                                                                                   Three Months Ended
                                                                                        March 31,
-----------------------------------------------------------------------------------------------------------------------------------
     In millions                                                             2003                       2002
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                       (Unaudited)
     Operating Revenue:
     Electric utility                                                    $  1,823                   $  1,906
     Unregulated power generation                                             684                        537
     Capital & financial services                                              21                         31
     Corporate and other                                                        4                         14
-----------------------------------------------------------------------------------------------------------------------------------
     Consolidated Edison International                                   $  2,532                   $  2,488
-----------------------------------------------------------------------------------------------------------------------------------
     Net Income (Loss):
     Electric utility(1)                                                 $    102                   $    146
     Unregulated power generation(2)                                          (17)                       (36)
     Capital & financial services                                              15                         19
     Corporate and other                                                      (43)                       (45)
-----------------------------------------------------------------------------------------------------------------------------------
     Consolidated Edison International                                   $     57                   $     84
-----------------------------------------------------------------------------------------------------------------------------------

     (1) Net income available for common stock.
     (2) Includes a loss of $9 million from the cumulative effect of an accounting change for the three months ended March 31, 2003.
         Also, includes earnings from discontinued operations of $5 million for the three months ended March 31, 2002.

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Corporate and other includes amounts from nonutility subsidiaries not significant as a reportable segment.  The net loss of
$43 million and $45 million, respectively, reported for the three months ended March 31, 2003 and 2002, also includes Mission Energy
Holding Company's net loss of $24 million and $22 million, respectively, for the same periods.

Total segment assets as of March 31, 2003 were:  electric utility, $20 billion; unregulated power generation, $12 billion; and, capital and financial services, $4 billion.

Note 5.  Acquisitions and Dispositions

On March 3, 2003, Contact Energy, EME's 51% owned subsidiary, completed a transaction with NGC Holdings Ltd. to acquire the Taranaki combined cycle power station and related interests.  Consideration for the Taranaki station consisted of a cash payment of approximately $275 million, which was financed with bridge loan facilities.  The bridge loan facilities were subsequently repaid with proceeds from the issuance of long-term U.S. dollar denominated notes.  The Taranaki station is a 357 MW combined cycle, natural gas-fired plant located near Statford, New Zealand.

During the first quarter of 2002, EME completed the sales of its 50% interests in the Commonwealth Atlantic and James River projects and its 30% interest in the Harbor project.  Proceeds received from the sales were $44 million.  During 2001, EME recorded asset impairment charges of $32 million related to these projects based on the expected sales proceeds.  No gain or loss was recorded from the sale of EME's interests in these projects during the first quarter of 2002.

Note 6.  Discontinued Operations

The results of the Lakeland project, the Fiddler's Ferry and Ferrybridge coal stations and Edison Enterprises subsidiaries sold during 2001 have been reflected as discontinued operations in the consolidated financial statements in accordance with an accounting standard related to the impairment and disposal of long-lived assets.  The consolidated financial statements have been restated to conform to the discontinued operations presentation for both periods presented.  For the three months ended March 31, 2002, revenue from discontinued operations was $21 million and pre-tax income was $5 million.

Note 7.  Subsequent Event

On April 16, 2003, SCE fully repaid a $300 million senior secured credit facility.  This revolver was secured by first and refunding mortgage bonds.  SCE may draw upon the $300 million available credit until the agreement expires on March 1, 2004.

Item 2.    Management's Discussion and Analysis of Results of Operations and
           Financial Condition

This Management's Discussion and Analysis of Results of Operations and Financial Condition (MD&A) for the first quarter of 2003 discusses material changes in the results of operations, financial condition and other developments of Edison International since
December 31, 2002 and as compared to the first quarter of 2002.  This discussion presumes that the reader has read or has access to
Edison International's MD&A for the calendar year 2002 (the year-ended 2002 MD&A), which was included in Edison International's 2002 annual report to shareholders and incorporated by reference into Edison International's Annual Report on Form 10-K for the year ended
December 31, 2002.

This MD&A contains forward-looking statements.  These statements are based on Edison International's knowledge of present facts, current expectations about future events and assumptions about future developments.  Forward-looking statements are not guarantees of performance; they are subject to risks, uncertainties and assumptions that could cause actual future activities and results of operations to be materially different from those set forth in this MD&A.  Important factors that could cause actual results to differ include, but are not limited to, risks discussed below under "Financial Condition," "Market Risk Exposures" and "Forward-Looking
Information and Risk Factors."  The following discussion provides updated information about material developments since the issuance of the year-ended 2002 MD&A and should be read in conjunction with the financial statements contained in this quarterly report and
Edison International's Annual Report on Form 10-K for the year ended December 31, 2002.

This MD&A includes information about Edison International and its principal subsidiaries, Southern California Edison Company (SCE),
Edison Mission Energy (EME), Edison Capital and Mission Energy Holding Company (MEHC).  Edison International is a holding company.
SCE is a regulated public utility company providing electricity to retail customers in central, coastal, and southern California.
EME is an independent power producer engaged in owning or leasing and operating electric power generation facilities worldwide and in energy trading and price risk management activities.  Edison Capital is a global provider of capital and financial services in energy, affordable housing, and infrastructure projects focusing primarily on investments related to the production and delivery of electricity.  MEHC was formed in June 2001, as a holding company for EME.  In this MD&A, except when stated to the contrary, references to each of Edison International, SCE, MEHC, EME or Edison Capital mean each such company with its subsidiaries on a consolidated basis.  References to Edison International (parent) or parent company mean Edison International on a stand-alone basis, not consolidated with its subsidiaries.  References to SCE, MEHC, EME or Edison Capital followed by (stand alone) mean each such company alone, not consolidated with its subsidiaries.

CURRENT DEVELOPMENTS

SCE Developments

As discussed in detail in "SCE's Regulatory Matters--CPUC Litigation Settlement Agreement," SCE entered into a settlement agreement with the California Public Utilities Commission (CPUC) that allowed SCE to recover $3.6 billion in past procurement-related costs.
The Utility Reform Network (TURN), a consumer advocacy group, and other parties appealed to the federal court seeking to overturn the district court judgment that approved the settlement agreement.  In September 2002, an appeals court opinion affirmed the district court on all claims, with the exception of challenges founded upon California state law, which the appeals court referred to the
California Supreme Court.  On November 20, 2002, the California Supreme Court issued an order indicating that it would hear the case and has scheduled oral arguments for May 27, 2003.

MEHC and EME Developments

A number of significant developments during late 2001 and 2002 adversely affected independent power producers and subsidiaries of major integrated energy companies that sell a sizable portion of their generation into the wholesale energy market (sometimes referred to as merchant generators), including several of EME's subsidiaries.  These developments included lower market prices in wholesale energy markets both in the United States and United Kingdom, significant declines in the credit ratings of most major market participants, decreased availability of debt financing or refinancing, and a resulting decline of liquidity in the energy markets due to growing concern about the ability of counterparties to perform their obligations.  Since the beginning of 2003, several merchant generators reached agreements to extend existing bank credit facilities.

EME's largest subsidiary, Edison Mission Midwest Holdings has $911 million of debt maturing in December 2003, which will need to be repaid, extended or refinanced.  Edison Mission Midwest Holdings is not expected to have sufficient cash to repay the $911 million debt due in December 2003, and there is no assurance that Edison Mission Midwest Holdings will be able to extend or refinance its debt obligation on similar terms and rates as the existing debt, on commercially reasonable terms, on the terms permitted under the financing documents entered into by MEHC in July 2001, or at all.  The independent accountants' audit opinions on the year-end 2002 financial statements of MEHC, EME and Midwest Generation contain an explanatory paragraph that indicates the consolidated financial statements have been prepared on the basis that these companies will continue as going concerns and that the uncertainty about Edison
Mission Midwest Holdings' ability to repay, extend, or refinance this obligation raises substantial doubt about their ability to continue as going concerns.  Accordingly, the consolidated financial statements do not include any adjustments that might result from the resolution of this uncertainty.

RESULTS OF OPERATIONS

First Quarter 2003 vs. First Quarter 2002

Edison International recorded earnings of $57 million or 17(cent)per share for the first quarter 2003, compared to $84 million or 26(cent)per share for the first quarter 2002.  The table below presents Edison International's earnings per share and net income for the first quarters of 2003 and 2002, and the relative contributions by its subsidiaries.

In millions, except per share amounts                               EPS                       Earnings (Loss)
---------------------------------------------------------------------------------------------------------------------------------------
  Three Months Ended March 31,                            2003             2002            2003             2002
---------------------------------------------------------------------------------------------------------------------------------------
Earnings (Loss) from Continuing Operations:
     SCE                                                 $ 0.31           $ 0.45          $ 102            $ 146
     EME                                                  (0.02)           (0.13)            (8)             (41)
     Edison Capital                                        0.04             0.06             15               19
     Mission Energy Holding Company (stand alone)         (0.07)           (0.07)           (24)             (22)
     Edison International (parent) and other              (0.06)           (0.07)           (19)             (23)
---------------------------------------------------------------------------------------------------------------------------------------
Earnings from Continuing Operations                        0.20             0.24             66               79
Earnings from Discontinued Operations                       --              0.02             --                5
---------------------------------------------------------------------------------------------------------------------------------------
Edison International Consolidated Earnings before
   Cumulative Effect of Accounting Change                  0.20             0.26             66               84
---------------------------------------------------------------------------------------------------------------------------------------
Cumulative Effect of Accounting Change                    (0.03)              --             (9)              --
---------------------------------------------------------------------------------------------------------------------------------------
Edison International Consolidated Earnings               $ 0.17           $ 0.26          $  57           $   84
---------------------------------------------------------------------------------------------------------------------------------------

Earnings (Loss) from Continuing Operations

Edison International's first quarter 2003 earnings from continuing operations were $66 million or 20(cent)per share, compared with earnings of $79 million or 24(cent)per share for first quarter 2002.

SCE earned $102 million in the first quarter of 2003, compared with $146 million in the same period last year.  The $44 million decrease primarily reflects a planned refueling outage at San Onofre Nuclear Generating Station (San Onofre) during the first quarter of 2003.  The decrease also includes higher operating and maintenance expenses from higher health-care costs and storm-damage expenses, partially offset by higher performance-based ratemaking (PBR) revenue due to an April 22, 2002 CPUC decision that modified the PBR mechanism (see "SCE's Regulatory Matters--PBR Decision" in the year-ended 2002 MD&A for further discussion).

In January 2002, the CPUC approved the creation of the procurement-related obligations account (PROACT) to record the recovery of
$3.6 billion of SCE's procurement-related obligations pursuant to the settlement agreement between SCE and the CPUC.  In February
2003, the CPUC allowed SCE to transfer $209 million into its PROACT for natural gas hedging costs.  The remaining PROACT balance was
$640 million as of March 31, 2003 and $512 million as of April 30, 2003.

EME's first quarter 2003 loss from continuing operations was $8 million compared to a loss of $41 million in the same period last year.  The reduced loss of $33 million was primarily due to higher U.S. energy prices in the first quarter of 2003 compared to 2002.
EME's earnings are seasonal with higher earnings expected during the summer months.

Edison Capital's earnings for the first quarter of 2003 were $15 million, down $4 million from the same period last year.  This decrease was primarily due to a maturing investment portfolio, which produces lower income, partially offset by lower net interest expense and higher tax benefits.

Edison International (parent company) and other incurred a loss of $19 million reflecting an improvement of $4 million over the prior year's period.  The improvement was primarily due to the absence of 2002 losses from a nonutility subsidiary providing operation and maintenance services to independent power companies, resulting from Edison International's decision to wind down the business in 2003.

Operating Revenue

Approximately 93% of electric utility revenue was from retail sales.  Retail rates are regulated by the CPUC and wholesale rates are regulated by the Federal Energy Regulatory Commission (FERC).

Due to warmer weather and higher electricity usage during the summer months, electric utility revenue during the third quarter of each year is significantly higher than other quarters.

Electric utility revenue decreased in 2003 primarily due to an allocation adjustment for the California Department of Water Resources
(CDWR) energy purchases and remittance of CDWR bond related charges, partially offset by an increase in revenue from lower credits given to direct access customers (1.7(cent)per kWh decrease as discussed below).

Amounts SCE bills and collects from its customers for electric power purchased and sold by the CDWR to SCE's customers (beginning
January 17, 2001), CDWR bond-related costs (beginning November 15, 2002) and direct access exit fees (beginning January 1, 2003) are remitted to the CDWR and are not recognized as revenue by SCE.  These amounts were $424 million and $341 million for the three months ended March 31, 2003 and 2002, respectively.

From 1998 through mid-September 2001, SCE's customers were able to choose to purchase power directly from an energy service provider other than SCE (thus becoming direct access customers) or continue to have SCE purchase power on their behalf.  On March 21, 2002, the CPUC issued a decision affirming that

new direct access arrangements entered into by SCE's customers after September 20, 2001 were invalid.  Direct access arrangements entered into prior to September 20, 2001 remain valid.  Direct access customers continue to be given a credit, currently 7.5(cent)per
kWh, for the generation costs SCE saves by not serving them.  Effective July 27, 2002, the CPUC reduced the direct access credit by
2.7(cent)per kWh to collect a nonbypassable historical procurement charge.  Beginning on January 1, 2003, the contribution by direct access customers to SCE was reduced to 1(cent)per kWh, with the remaining 1.7(cent)per kWh allocated to the CDWR for its costs associated with direct access customers.  Electric utility revenue is reported net of this credit.  See "SCE's Regulatory Matters--Direct Access
Proceedings" discussion below.

Nonutility power generation revenue increased in 2003 primarily due to increased electric revenue from EME's Homer City facilities,
Contact Energy and Illinois plants.  The increase at EME's Homer City facilities and Contact Energy were primarily due to increased generation and higher energy and wholesale electricity prices.  In addition, Homer City experienced an unplanned outage in the first quarter of 2002.  The increase at EME's Illinois plants was primarily due to increased generation at its coal plants and Collins
Station and higher average realized energy prices.

In accordance with power purchase agreements, Exelon Generation released 4,548 MW of generating capacity during 2002 from the power purchase agreements at EME's Illinois plants.  Of the generating capacity released by Exelon Generation, EME's subsidiary suspended operations for 1,370 MW and decommissioned 45 MW.  As a result, beginning in 2003, EME's Illinois plants have 3,133 MW available for sale as merchant energy.  Exelon Generation is obligated, under the power purchase agreements, to make capacity payments for the
Illinois plants under contract (4,739 MW during 2003) and an energy payment for electricity produced by these plants.  As a result of the decline in contracted generating capacity under the power purchase agreements, EME's revenue from Exelon Generation was $131 million and $161 million for the first quarters of 2003 and 2002, respectively.  This represents 19% and 30% of nonutility power generation revenue for the first quarters of 2003 and 2002, respectively.  See "Illinois Plants" discussion in "Market Risk
Exposures--EME's Market Risks--Commodity Price Risk."

Nonutility power generation revenue during the third quarter is materially higher than other quarters of the year because warmer weather during the summer months results in higher revenue being generated from EME's Homer City facilities and Illinois plants.  By contrast, EME's First Hydro plants have higher revenue during the winter months.

Financial services and other revenue decreased in 2003, primarily due to a decrease in income associated with a maturing lease portfolio, which produces lower revenue at Edison Capital and no nonutility real estate sales in 2003 as compared to 2002 for another subsidiary.

Operating Expenses

Fuel expense increased in 2003 primarily due to increased generation from EME's Illinois plants and the Homer City facilities.

Purchased-power expense increased significantly in 2003 primarily due to higher expenses related to power purchased by SCE from qualifying facilities (QFs), as discussed below.

Federal law and CPUC orders required SCE to enter into contracts to purchase power from QFs at CPUC-mandated prices.  Energy payments for gas-fired QFs are generally tied to spot natural gas prices.  Effective May 2002, energy payments for most renewable QFs were based on a fixed price of 5.37(cent)per kWh, compared with an average of 2.87(cent)per kWh during the first quarter of 2002.  During 2003, spot natural gas prices were higher compared to the same period in 2002.  The increase in 2003 purchased-

power expense related to bilateral contracts and interutility contracts was also due to the increase in natural gas prices, as well as an increase in the number of bilateral contracts entered into during 2003.

Provisions for regulatory adjustment clauses - net decreased in 2003 primarily due to a decrease in overcollections used to recover the PROACT balance resulting from higher QF costs and an allocation adjustment for CDWR energy purchases.

Other operation and maintenance expense increased in 2003 primarily at SCE due to the San Onofre Unit 3 planned refueling outage, higher health-care costs, higher storm-damage expenses, higher spending on certain CPUC-authorized programs, and a nuclear insurance refund in 2002 with no comparable refund received yet in 2003.

Depreciation, decommissioning and amortization expense increased in 2003, mainly due to an increase in depreciation expense associated with SCE's additions to transmission and distribution assets and an increase in SCE's nuclear decommissioning expense.  In addition, EME's depreciation and amortization expense increased due to higher amortization expense at Contact Energy as well as EME's
August 2002 exercise of its option to purchase the Illinois peaker power units that were subject to a lease with a third party.

Other Income and Deductions

Interest and dividend income decreased in 2003 mainly due to lower interest income from a lower PROACT balance and lower average cash balances and lower interest rates at SCE.

Equity in income from partnerships and unconsolidated subsidiaries - net increased in 2003 primarily due to an increase in EME's share of income from the Kern River, Midway-Sunset, Sycamore and Watson (Big 4) projects and Four Star Oil & Gas.  EME's third quarter equity income from its domestic energy projects is materially higher than equity income related to other quarters of the year due to warmer weather during the summer months and because a number of EME's domestic energy projects, located on the west coast, have power sales contracts that provide for higher payments during the summer months.

Other nonoperating income increased in 2003 mainly due to SCE's accrual of 2002 PBR revenue under the PBR sharing mechanism filed with the CPUC during first quarter 2003.

Interest expense - net of amounts capitalized decreased in 2003, mainly due to lower interest expense at SCE related to the suspension of payments for purchased power during 2001 and early 2002.  These obligations were paid in March 2002.  In addition, interest expense - net of amounts capitalized decreased due to lower interest expense resulting from lower short-term and long-term debt balances and lower interest rates on long-term debt at SCE.

Other nonoperating deductions increased in 2003 mainly due to accruals for regulatory matters at SCE.

Income Taxes

Income taxes increased in 2003 primarily due to a favorable resolution of tax audits in the first quarter of 2002.

Edison International's composite federal and state statutory rate was approximately 40.5% for both periods presented.  The lower effective tax rate of 33% realized in the first quarter of 2003 was primarily due to benefits received from low-income housing and production credits at Edison Capital and the effect of lower foreign tax rates at EME, partially offset by property related flow-through taxes at SCE.

Loss from Discontinued Operations

Edison International's 2002 discontinued operations reflect earnings of $5 million from EME's Lakeland project in the United
Kingdom.  On April 22, 2003, a third party announced that it had entered an agreement with Lakeland's administrative receiver to purchase the power plant for(pound)24 million ($38 million translated at March 31, 2003 spot rate), which subject to closing conditions, could be completed in the second quarter of 2003.

Cumulative Effect of Accounting Change-- Net

Edison International's results include a $9 million charge at EME for the cumulative effect of an accounting change related to the new accounting standard for recording asset retirement obligations adopted by Edison International in January 2003.  As SCE follows accounting principles for rate-regulated enterprises, implementation of this new standard did not affect its earnings.

FINANCIAL CONDITION

The liquidity of Edison International is affected primarily by debt maturities, access to capital markets, dividend payments, capital expenditures, lease obligations, asset purchases and sales, investments in partnerships and unconsolidated subsidiaries, utility regulation and energy market conditions.  Capital resources primarily consist of cash from operations, asset sales and external financings.  California law prohibits SCE from incurring or guaranteeing debt for its nonutility affiliates.

A summary of current liquidity issues is provided below.  A detailed discussion of liquidity issues is included in the "Financial
Condition" section in the year-ended 2002 MD&A.

Cash Flows from Operating Activities

Net cash provided (used) by operating activities:

         In millions         Three Months Ended March 31,                         2003           2002
------------------------------------------------------------------------------------------------------------------------------
         Continuing operations                                                   $ 697         $ (929)
         Discontinued operations                                                   (17)            (1)
------------------------------------------------------------------------------------------------------------------------------
                                                                                 $ 680         $ (930)
------------------------------------------------------------------------------------------------------------------------------

The change in cash provided by operating activities from continuing operations was mainly due to SCE's March 2002 repayment of past-due obligations, partially offset by higher overcollections used to recover regulatory assets and lower distributions from EME's unconsolidated energy projects.  Distributions from EME's unconsolidated affiliates during the first quarter of 2002 were higher than the first quarter of 2003 primarily due to the collection of past due accounts receivable from California utilities, arising from the
California energy crisis, by EME's investments in California QFs, which amounts were then distributed to their partners.  The change was also due to timing of cash receipts and disbursements related to working capital items at both SCE and EME.

Cash Flows from Financing Activities

Net cash used by financing activities:

         In millions         Three Months Ended March 31,                         2003           2002
------------------------------------------------------------------------------------------------------------------------------
         Continuing operations                                                  $ (191)      $ (1,002)
         Discontinued operations                                                    --             (4)
------------------------------------------------------------------------------------------------------------------------------
                                                                                $ (191)      $ (1,006)
------------------------------------------------------------------------------------------------------------------------------

Cash used by financing activities from continuing operations in 2002 mainly consisted of long-term and short-term debt payments at
SCE and EME.

During the first quarter of 2003, Edison International (parent only) repurchased approximately $132 million of the outstanding $750 million of its 6-7/8% notes due September 2004.  SCE repaid $300 million of a one-year term loan due March 3, 2003, which was part of the $1.6 billion financing that took place in the first quarter of 2002.  EME's financing activity in the first quarter of 2003 consisted of net borrowings of $80 million on EME's $487 million corporate credit facility, $320 million in borrowings by Contact
Energy, EME's 51% owned subsidiary, of which $275 million was used to finance Contact Energy's acquisition of the Taranaki Combined
Cycle power station (see "Acquisitions and Dispositions" for further discussion of the acquisition), and debt service payments of $23 million.

During the first quarter of 2002, SCE repaid $531 million of commercial paper, $400 million of its maturing principal on its senior unsecured notes, and remarketed $196 million of the $550 million of pollution-control bonds repurchased during December 2000 and early 2001.  Also during the first quarter of 2002, SCE replaced the $1.65 billion credit facility with a $1.6 billion financing and made a payment of $50 million to retire the remainder of the credit facility.  The $1.6 billion financing included a $600 million, one-year term loan due March 3, 2003 (see additional discussion in "SCE's Liquidity Issues").  EME's financing activity in the first quarter of 2002 consisted of net payments of $80 million on EME's corporate credit facility, debt service payments of $22 million and
$84 million in borrowings under a note purchase agreement entered into in January 2002.  Edison Capital financing activity in the first quarter of 2002 included a $94 million pay off of debt.

Cash Flows from Investing Activities

Net cash provided used by investing activities:

         In millions         Three Months Ended March 31,                         2003           2002
------------------------------------------------------------------------------------------------------------------------------
         Continuing operations                                                  $ (635)        $ (234)
         Discontinued operations                                                     4              1
------------------------------------------------------------------------------------------------------------------------------
                                                                                $ (631)        $ (233)
------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities are affected by additions to property and plant, EME's sales of assets and SCE's funding of nuclear decommissioning trusts.

First quarter 2003 additions to SCE's property and plant were approximately $267 million, primarily for transmission and distribution assets.  EME's capital additions in the first quarter of 2003 were $56 million primarily for new plant and equipment related to EME's
Illinois plants and the Homer City facilities.  EME's first quarter 2003 investing activity also included $275 million paid by
Contact Energy for the acquisition of Taranaki Combined Cycle power station (see "Acquisitions and Dispositions" for further discussion of the acquisition), and $23 million in equity contribution to EME's Sunrise and CBK projects.

First quarter 2002 additions to SCE's property and plant were approximately $229, primarily for transmission and distribution assets.  EME's capital additions in the first quarter of 2002 were $72 million primarily for new plant and equipment related to EME's
Valley Power Peaker project in Australia, Illinois plants, and the Homer City facilities.  EME's first quarter 2002 investing activity also included an $80 million payment for the purchase of a power sales agreement, $147 million in payments for three turbines and termination of its Master Turbine Lease, $44 million in proceeds from EME's sale of its ownership interests in three energy projects, and $79 million in distributions from EME's projects.

Edison International's (parent only) Liquidity Issues

The parent company's liquidity and its ability to pay interest, debt principal, operating expenses and dividends to common shareholders are affected by dividends from subsidiaries, tax-allocation payments under its tax allocation agreement with its subsidiaries, and capital raising activities.

The CPUC regulates SCE's capital structure by requiring that SCE maintain a prescribed percentage of common equity, preferred stock and long-term debt in the utility's capital structure.  SCE may not make any distributions to Edison International that would reduce the common equity component of SCE's capital structure below the prescribed level.  SCE's settlement agreement with the CPUC also precludes SCE from declaring or paying dividends or other distributions on its common stock (all of which is held by its parent,
Edison International) prior to the earlier of the date on which SCE has recovered all of its procurement-related obligations or
January 1, 2005, except that if SCE has not recovered all of its procurement-related obligations by December 31, 2003, SCE may apply to the CPUC for consent to resume common stock dividends prior to January 1, 2005 and the CPUC will not unreasonably withhold its consent.  Material factors affecting the timing of recovery of the PROACT balance are discussed in the "SCE's Regulatory Matters"
section in the year-ended 2002 MD&A.  In addition, see "--SCE's Liquidity Issues" for further discussion of factors affecting the ability of SCE to make dividend payments.

Edison Capital's ability to make dividend payments is restricted by debt covenants, which require Edison Capital to maintain a specified minimum net worth.  Edison Capital currently exceeds the threshold amount.

Currently, MEHC is permitted to pay dividends under the terms of its outstanding debt (a) in amounts sufficient to permit Edison
International to make required interest payments on its outstanding 6-7/8% notes due 2004, (b) to pay Edison International corporate overhead in amounts consistent with historically expended amounts, and (c) for other Edison International working capital and general corporate purposes in an amount not to exceed $50 million.  After July 15, 2003, MEHC may not pay dividends unless it has an interest coverage ratio of 2.0x.  At March 31, 2003, its interest coverage ratio was 1.49x.  See "--MEHC's Liquidity Issues--MEHC's Interest
Coverage Ratio."  MEHC did not declare or pay a dividend in the first quarter of 2003.  MEHC's ability to pay dividends is dependent on EME's ability to pay dividends to MEHC.

EME and its subsidiaries have certain dividend restrictions as discussed in "--EME's Liquidity Issues" section below.  EME did not pay or declare a dividend during first quarter 2003.

During the first quarter of 2003, Edison International repurchased approximately $132 million of the outstanding $750 million of its
6-7/8% notes due September 2004.  The ability of Edison International to pay its 6-7/8% notes due September 2004 may be substantially dependent, among other things, on subsidiary dividends.

Edison Mission Midwest Holdings, a subsidiary of EME has $911 million of debt maturing in December 2003, which will need to be repaid, extended or refinanced.  There is no assurance that EME will be able to repay, extend or refinance the Edison Mission Midwest
Holdings debt obligation on similar terms and rates as the existing debt, on commercially reasonable terms, on the terms permitted under the MEHC financing documents or at all.  The independent accountants' audit opinions on the year-end 2002 financial statements of MEHC, EME and Midwest Generation contain an explanatory paragraph that indicates the consolidated financial statements have been prepared on the basis that these companies will continue as going concerns and that the uncertainty about Edison Mission Midwest
Holdings' ability to repay, extend, or refinance this obligation raises substantial doubt about their ability to continue as going concerns.  Edison International's investment in MEHC, through a wholly owned subsidiary, as of

March 31, 2003, was $929 million.  MEHC's investment in EME, as of March 31, 2003, was $1.9 billion.

Since May 2001, Edison International has deferred the interest payments in accordance with the terms of its outstanding $825 million quarterly income debt securities, due 2029, issued to an affiliate.  This caused a corresponding deferral of distributions on quarterly income preferred securities issued by that affiliate.  Interest payments may be deferred for up to 20 consecutive quarters.  Edison International cannot pay cash dividends on or purchase its common stock as long as interest is being deferred.

At March 31, 2003, the parent company had approximately $91 million of cash and equivalents on hand.

SCE's Liquidity Issues

SCE expects to meet its continuing obligations in 2003 from cash and equivalents on hand and operating cash flows.  SCE had $1.1 billion in cash and equivalents as of March 31, 2003.

In January 2002, the CPUC adopted a resolution implementing a settlement agreement with SCE.  Based on the rights to recover its past procurement-related costs, SCE repaid its undisputed past-due obligations and near-term debt maturities in March 2002, using cash on hand resulting and the proceeds of $1.6 billion credit facilities and the remarketing of $196 million in pollution-control bonds.
The $1.6 billion credit facilities included a $600 million, one-year term loan due on March 3, 2003.  SCE prepaid $300 million of this loan on August 14, 2002 and the remaining $300 million on February 11, 2003.  The $1.6 billion credit facilities also included a
$300 million revolving line of credit, which, at March 31, 2003 was fully drawn and expired March 2004, and a $700 million term loan with a March 2005 final maturity.  On April 16, 2003, SCE paid off the full amount of its revolving line of credit.  Under the term loan, net cash proceeds for the issuance of capital stock or new indebtedness must be used to reduce the term loan subject to certain exceptions.

On February 24, 2003, SCE completed an exchange offer for its 8.95% variable rate notes due November 2003.  A total of $966 million of these notes were exchanged for $966 million of a new series of first and refunding mortgage bonds due February 2007.  As a result of the exchange offer, SCE's remaining significant debt maturities in 2003 are approximately $159 million, comprising $34 million of the 8.95% variable rate notes due November 2003 that were not exchanged and $125 million in first and refunding mortgage bonds due
June 2003.  In addition, approximately $246 million of rate reduction notes are due throughout 2003.  These notes have a separate cost recovery mechanism approved by state legislation and CPUC decisions.

Currently, SCE expects to recover the PROACT balance during the summer of 2003.  Material factors affecting the timing of recovery of the PROACT balance are discussed in the "SCE's Regulatory Matters" section in the year-ended 2002 MD&A.

As of March 31, 2003, SCE's common equity to total capitalization ratio, for rate-making purposes, was approximately 62%.  This is substantially greater than the CPUC-authorized level of 48%.  SCE's settlement agreement with the CPUC provides that the CPUC will not impose any penalty on SCE for noncompliance with the authorized capital structure during the PROACT recovery period.  SCE expects to rebalance its capital structure to CPUC-authorized levels in the future by paying dividends to its parent, Edison International, and issuing debt as necessary.  Factors that affect the amount and timing of such actions include, but are not limited to, the outcome of the pending appeal of the stipulated judgment approving SCE's settlement agreement with the CPUC (See "SCE's Regulatory
Matters--CPUC Litigation Settlement Agreement"), SCE's access to the capital markets, and actions by the CPUC.

SCE resumed procurement of its residual net short (the amount of energy needed to serve SCE's customers from sources other than its own generating plants, power purchase contracts and CDWR contracts) on January 1, 2003 and as of April 30, 2003, posted $98 million in collateral to secure its obligations under power purchase contracts and to transact through the Independent System Operator (ISO)
for imbalance power.

SCE's liquidity may be affected by, among other things, matters described in "SCE's Regulatory Matters--CPUC Litigation Settlement
Agreement,--CDWR Revenue Requirement Proceeding, and--Generation Procurement Proceedings" sections.

MEHC's Liquidity Issues

At March 31, 2003, MEHC and its subsidiaries had cash and cash equivalents of $739 million and EME had available a total of $274 million of borrowing capacity under its $487 million corporate credit facility.  MEHC's consolidated debt at March 31, 2003, was $7.6 billion, including $911 million of debt maturing in December 2003, which is owed by EME's largest subsidiary, Edison Mission Midwest
Holdings.  In addition, EME's subsidiaries have $7 billion of long-term lease obligations that are due over a period ranging up to 32 years.

The $911 million of debt of Edison Mission Midwest Holdings maturing in December 2003 will need to be repaid, extended or refinanced.
Edison Mission Midwest Holdings is not expected to have sufficient cash to repay the $911 million debt due in December 2003, and there is no assurance that it will be able to extend or refinance its debt obligation on similar terms and rates as the existing debt, on commercially reasonable terms, on the terms permitted under the financing documents entered into by MEHC in July 2001, or at all.  MEHC's independent accountants' audit opinion for the year ended December 31, 2002 contains an explanatory paragraph that indicates the consolidated financial statements have been prepared on the basis that MEHC will continue as a going concern and that the uncertainty about Edison Mission Midwest Holdings' ability to repay, extend or refinance this obligation raises substantial doubt about MEHC's ability to continue as a going concern.  Accordingly, the consolidated financial statements do not include any adjustments that might result from the resolution of this uncertainty.

The remainder of this section discusses MEHC's liquidity issues on a stand alone basis.  See "--EME's Liquidity Issues" for further discussion of EME related items that may impact MEHC on a consolidated basis.

MEHC's ability to honor its obligations under the senior secured notes and the term loan after the two year interest reserve period
(which expires July 2, 2003 for the term loan and July 15, 2003 for the senior secured notes) and to pay overhead is substantially dependent upon the receipt of dividends from EME and receipt of tax-allocation payments from MEHC's parent, a wholly owned subsidiary of Edison International and ultimately Edison International.  Part of the proceeds from the senior secured notes and the term loan were used to fund escrow accounts to secure the first four interest payments due under the senior secured notes and the interest payments for the first two years under the term loan.  Other than the dividends received from EME, funds received pursuant to MEHC's tax-allocation arrangements (see--"MEHC's Intercompany Tax-Allocation Payments") with MEHC's affiliates and the interest reserve account, MEHC will not have any other source of funds to meet its obligations under the senior secured notes and the term loan.
Dividends from EME may be limited based on its earnings and cash flow, terms of restrictions contained in EME's contractual obligations (including its corporate credit facility), EME's charter documents, business and tax considerations, and restrictions imposed by applicable law.  MEHC did not receive any distributions from EME during the first quarter of 2003.

At March 31, 2003, MEHC had cash and cash equivalents of $85 million and restricted cash of $88 million (excluding amounts held by
EME and its subsidiaries).  Restricted cash represents monies deposited into the interest escrow accounts described above.  The funds collected in the accounts will be used to make the interest payments due under the senior secured notes and the term loan through July 15, 2003.  The timing and amount of distributions from EME and its subsidiaries may be affected by many factors beyond MEHC's control.

If MEHC is unable to make any payment on the senior secured notes or under the term loan as that payment becomes due, it would result in a default under the senior secured notes and the term loan and could lead to foreclosure on MEHC's ownership interest in the capital stock of EME.

Description of Term Loan Put-Option

The term loan bears interest at a floating rate equal to the three-month London interbank offered rate (LIBOR) plus 7.50% and matures on July 2, 2006.  In July 2004, on the third anniversary of the term loan, the lenders under the term loan may require that MEHC repay up to $100 million of the principal amount at par.

MEHC's Interest Coverage Ratio

The following details of MEHC's interest coverage ratio are provided as an aid to understanding the components of the computations that are set forth in the indenture governing MEHC's senior secured notes.  This information is not intended to measure the financial performance of MEHC and, accordingly, should not be used in lieu of the financial information set forth in MEHC's consolidated financial statements.  The terms Funds Flow from Operations, Operating Cash Flow and Interest Expense are as defined in the indenture and are not the same as would be determined in accordance with generally accepted accounting principles.

MEHC's interest coverage ratio is comprised of interest income and expense related to its holding company activities and the consolidated financial information of EME.  For a complete discussion of EME's interest coverage ratio and the components included therein, see "--EME's Liquidity Issues--EME's Interest Coverage Ratio" below.  The following table sets forth MEHC's interest coverage ratio for the twelve months ended March 31, 2003 and the year ended December 31, 2002:

                                                                   March 31,           December 31,
         In millions                                                 2003                  2002
------------------------------------------------------------------------------------------------------------------------------
         Funds Flow From Operations:
           EME                                                    $   652               $   692
           Less:  Operating cash flow from
             unrestricted subsidiaries                                 --                   (17)
           Add:  Outflows of funds from
             operations of projects sold                                1                     2
           MEHC                                                         5                     7
------------------------------------------------------------------------------------------------------------------------------
                                                                  $   658               $   684
------------------------------------------------------------------------------------------------------------------------------
         Interest Expense:
           EME                                                    $   281               $   293
           EME - affiliate debt                                         2                     2
           MEHC interest expense                                      160                   159
------------------------------------------------------------------------------------------------------------------------------
                Total interest expense                            $   443               $   454
------------------------------------------------------------------------------------------------------------------------------
         Interest Coverage Ratio                                     1.49                  1.51
------------------------------------------------------------------------------------------------------------------------------

The above interest coverage ratio was determined in accordance with the definitions set forth in the bond indenture governing MEHC's senior secured notes and the credit agreement governing the term loan.

The interest coverage ratio prohibits MEHC, EME and its subsidiaries from incurring additional indebtedness, except as specified in the indenture and the financing documents, unless MEHC's interest coverage ratio exceeds 1.75 to 1 for the immediately preceding four fiscal quarters prior to June 30, 2003 and 2.0 to 1 for periods thereafter.

MEHC's Intercompany Tax-Allocation Payments

MEHC is included in the consolidated federal and combined state income tax returns of Edison International and is eligible to participate in tax-allocation payments with other subsidiaries of Edison International.  These arrangements depend on Edison
International continuing to own, directly or indirectly, at least 80% of the voting power of the stock of MEHC and at least 80% of the value of such stock.  The arrangements are subject to the terms of tax allocation and payment agreements among Edison International,
MEHC, EME and other Edison International subsidiaries.  The agreements to which MEHC is a party may be terminated by the immediate parent company of MEHC at any time, by notice given before the first day of the year with respect to which the termination is to be effective.  However, termination does not relieve any party of any obligations with respect to any tax year beginning prior to the notice.  MEHC became a party to the tax-allocation agreement with a wholly owned subsidiary of Edison International on July 2, 2001, when it became part of the Edison International consolidated filing group.  MEHC has historically received tax-allocation payments related to domestic net operating losses incurred by MEHC.  The right of MEHC to receive and the amount and timing of tax-allocation payments are dependent on the inclusion of MEHC in the consolidated income tax returns of Edison International and its subsidiaries, the amount of net operating losses and other tax items of MEHC, its subsidiaries, and other subsidiaries of Edison International and specific procedures regarding allocation of state taxes.  MEHC receives tax-allocation payments for tax losses when and to the extent that the consolidated Edison International group generates sufficient taxable income in order to be able to utilize MEHC's tax losses in the consolidated income tax returns for Edison International and its subsidiaries.  During the first quarter of 2003, MEHC paid
$286,000 in tax-allocation payments to Edison International.  In the future, based on the application of the factors cited above,
MEHC may be obligated during periods they generate taxable income to make payments under the tax-allocation agreements.

EME's Liquidity Issues

The discussions below include the following matters that affect EME's liquidity:  EME's credit ratings, EME's corporate liquidity, historical distributions received by EME, the ability of EME to pay dividends, EME's interest coverage and recourse debt to recourse capital ratios, EME subsidiary financing plans, and EME's intercompany tax-allocation payments.

EME's Credit Ratings

Credit ratings for EME and its subsidiaries, Edison Mission Midwest Holdings and Edison Mission Marketing & Trading, are as follows:

                                                                                 Moody's
                                                                                 Rating       S&P Rating
------------------------------------------------------------------------------------------------------------------------------
              EME (senior unsecured)                                               Ba3            BB-
              Edison Mission Midwest Holdings (bank facility)                      Ba2            BB-
              Edison Mission Marketing & Trading (senior unsecured)             Not Rated         BB-
------------------------------------------------------------------------------------------------------------------------------

Standard & Poor's has assigned a negative rating outlook for each of these entities.  Moody's has EME's and Edison Mission Midwest
Holdings' ratings under review for further downgrade.

The credit ratings of EME are below investment grade and, accordingly, EME has agreed to provide collateral in the form of cash and letters of credit for the benefit of counterparties for its price risk management and domestic trading activities related to accounts payable and unrealized losses ($65 million as of May 9, 2003).  EME has also provided collateral for a portion of its United Kingdom trading activities.  To this end, EME's subsidiary, Edison Mission Operation and Maintenance Limited, has obtained a cash collateralized credit facility, under which letters of credit totaling $27 million have been issued as of April 30, 2003.

EME anticipates that sales of power from its Illinois plants, Homer City facilities and First Hydro plants in the United Kingdom may require additional credit support, depending upon market conditions and the strategies adopted for the sale of this power.  Changes in forward market prices and margining requirements could further increase the need for credit support for the price risk management and trading activities related to these projects.  EME currently projects the potential working capital to support its price risk management and trading activity to be between $100 million and $200 million from time to time during 2003.

EME cannot provide assurance that its current credit ratings or the credit ratings of its subsidiaries will remain in effect for any given period of time or that one or more of these ratings will not be lowered again.  EME notes that these credit ratings are not recommendations to buy, sell or hold its securities and may be revised or withdrawn at any time by a rating agency.

Credit Rating of Edison Mission Midwest Holdings

As a result of the downgrade of Edison Mission Midwest Holdings below investment grade in October 2002, provisions in the agreements binding on Edison Mission Midwest Holdings and Midwest Generation restrict the ability of Edison Mission Midwest Holdings to make distributions to its parent company, thereby eliminating distributions to EME.

The following table summarizes the provisions restricting cash distributions (sometimes referred to as cash traps) and the related changes in the cost of borrowing by Edison Mission Midwest Holdings under the applicable financing agreements.  The currently applicable provisions are those set forth in the same row as the Standard & Poor's rating "BB-."

                                               Cost of Borrowing
         S&P Rating       Moody's Rating     Margin (basis points)                Cash Trap
-----------------------------------------------------------------------------------------------------------------------------------
                                               (based on LIBOR)
       BBB- or higher     Baa3 or higher              150              No cash trap
             BB+                Ba1                   225              50% of excess cash flow trapped until six month debt
                                                                       service reserve is funded
             BB                 Ba2                   275              100% of excess cash flow trapped
             BB-                Ba3                   325              100% of excess cash flow trapped
             B+                 B1                    325              100% of excess cash flow trapped and used to repay debt
-----------------------------------------------------------------------------------------------------------------------------------

Based on its current credit rating, provisions in the agreements binding on Edison Mission Midwest Holdings require it to deposit, on a quarterly basis, 100% of its excess cash flow as defined in the agreements into a cash flow recapture account held and maintained by the collateral agent.  In accordance with these provisions, Edison Mission Midwest Holdings deposited $50 million into the cash flow recapture account on October 31, 2002 and another $28 million on January 27, 2003.  The funds in the cash flow recapture account may be used only to meet debt service obligations of Edison Mission Midwest Holdings if funds are not otherwise available from working capital.  There is no assurance that Edison Mission Midwest Holdings' current credit rating will not be lowered again, in which case Edison

Mission Midwest Holdings would be required to use its defined excess cash flow, as well as cash in the cash flow recapture account, to repay indebtedness.

As part of the sale-leaseback of the Powerton and Joliet power stations, Midwest Generation loaned the proceeds ($1.4 billion) to EME in exchange for promissory notes in the same aggregate amount. Debt service payments by EME on the promissory notes may be used by
Midwest Generation to meet its payment obligations under these leases in whole or part.  Furthermore, EME has guaranteed the lease obligations of Midwest Generation under these leases.  EME's obligations under the promissory notes payable to Midwest Generation are general corporate obligations of EME and are not contingent upon receiving distributions from Edison Mission Midwest Holdings.  See
"--Historical Distributions Received by EME--Restricted Assets of EME's Subsidiaries--Edison Mission Midwest Holdings (Illinois Plants)"
for a discussion of implications for the Powerton and Joliet leases.

Credit Rating of Edison Mission Marketing & Trading

Pursuant to the Homer City sale-leaseback documents, a below investment grade credit rating of Edison Mission Marketing & Trading restricts the ability of EME Homer City Generation L.P. (EME Homer City) to enter into permitted trading activities, as defined in the documents, with Edison Mission Marketing & Trading to sell forward the output of the Homer City facilities.  These documents include a requirement that the counterparty to such transactions, and EME Homer City, if acting as seller to an unaffiliated third party, be investment grade. EME currently sells all of the output from the Homer City facilities through Edison Mission Marketing &
Trading, which has a below investment grade credit rating, and EME Homer City is not rated.  Therefore, in order for EME to continue to sell forward the output of the Homer City facilities, either:  (1) EME must obtain consent from the sale-leaseback owner participant to permit EME Homer City to sell directly into the market or through Edison Mission Marketing & Trading; or (2) Edison
Mission Marketing & Trading must provide assurances of performance consistent with the requirements of the sale-leaseback documents.
EME has obtained a consent from the sale-leaseback owner participant that will allow EME Homer City to enter into such sales, under specified conditions, through December 31, 2004.  EME is permitted to sell the output of the Homer City facilities into the
Pennsylvania-New Jersey--Maryland Power Pool (PJM) at any time on a spot-market basis.  See "--Market Risk Exposures--EME's Market
Risks--Commodity Price Risk--Homer City Facilities."

EME Corporate Liquidity

EME has a $487 million corporate credit facility, which includes a $275 million component, Tranche A, that expires on September 16,
2003 and a $212 million component, Tranche B, that expires on September 17, 2004.  At March 31, 2003, EME had borrowing capacity under this facility of $274 million and corporate cash and cash equivalents of $31 million.

Cash distributions from EME's subsidiaries and partnership investments, tax-allocation payments from Edison International and unused capacity under its corporate credit facilities represent EME's major sources of liquidity to meet its cash requirements.  In addition, EME expects to complete the Sunrise project financing during the summer of 2003, which, upon completion, will result in the receipt by EME of approximately $140 million to $150 million of capital previously invested in this project.  See "--EME Subsidiary
Financing Plans."  EME expects its 2003 cash requirements to be primarily composed of:

o    interest payments on its indebtedness, including interest payments to Midwest Generation related to intercompany loans,

o    collateral requirements in the form of letters of credit or cash margining in support of forward contracts for the sale of power from its merchant energy operations,

o    general administrative expenses, and

o    equity contribution obligations.

The timing and amount of distributions from EME's subsidiaries may be affected by many factors beyond its control.  See "--Historical
Distributions Received by EME--Restricted Assets of EME's Subsidiaries."  In addition, the right of EME to receive tax-allocation payments, and the timing and amount of tax-allocation payments received by EME are subject to factors beyond EME's control.  See
"--EME's Intercompany Tax-Allocation Payments."  If Tranche A of the corporate facility is not extended and the Sunrise project financing is not completed as scheduled, EME's ability to provide credit support for bilateral contracts for power and fuel of its merchant energy operations will be severely limited.  If EME is unable to provide such credit support, this will reduce the number of counterparties willing to enter into bilateral contracts with EME's subsidiaries, thus requiring EME's subsidiaries to rely on short-term markets instead of bilateral contracts.  Furthermore, if this situation occurs, EME may not be able to meet margining requirements if forward prices for power increase significantly.  Failure to meet a margining requirement would permit the counterparty to terminate the related bilateral contract early and demand immediate payment for the replacement value of the contract.

EME's corporate credit facility provides credit available in the form of cash advances or letters of credit.  At March 31, 2003,
Tranche A consisted of borrowings of $80 million, and $132 million of letters of credit were outstanding under Tranche B.  In addition to the interest payments, EME pays a facility fee determined by its long-term credit ratings (0.875% and 1.00% at March 31,
2003 for Tranche A and Tranche B, respectively) on the entire credit facility independent of the level of borrowings.

Under the credit agreement governing its credit facility, EME has agreed to maintain an interest coverage ratio that is based on cash received by EME, including tax-allocation payments, cash disbursements and interest paid.  At March 31, 2003, EME met this interest coverage ratio.  The interest coverage ratio in the ring-fencing provisions of EME's certificate of incorporation and bylaws remains relevant for determining EME's ability to make distributions.  See "--EME's Interest Coverage Ratio."

Historical Distributions Received by EME

The following table is presented as an aid in understanding the cash flow of EME and its various subsidiary holding companies, which depend on distributions from subsidiaries and affiliates to fund general and administrative costs and interest costs of recourse debt.  Distributions for the first three months of each year are not necessarily indicative of annual distributions due to the seasonal fluctuations in EME's business.

     In millions                      Quarter ended March 31,                         2003            2002
-----------------------------------------------------------------------------------------------------------------------------------
     Distributions from Consolidated Operating Projects:
         EME Homer City Generation L.P. (Homer City facilities)                     $   21         $    --
         Holding companies of other consolidated operating projects                     36               4
     Distributions from Non-Consolidated Operating Projects:
         Edison Mission Energy Funding Corp. (Big 4 projects)(1)                        20              82
         Four Star Oil & Gas Company                                                    --               4
         Holding companies of other non-consolidated operating projects                 23              24
-----------------------------------------------------------------------------------------------------------------------------------
     Total Distributions                                                            $  100         $   114
-----------------------------------------------------------------------------------------------------------------------------------

     (1) Distributions do not include either capital contributions made during the California energy crisis or the subsequent return of such capital.  Distributions reflect the amount received by EME after debt service payments by Edison Mission
         Energy Funding Corp.

Total distributions to EME decreased due to:

o    lower distributions from the Big 4 projects (in March 2002, SCE paid the Big 4 projects their past due accounts receivable that accrued during the California energy crisis);

Partially offset by:

o    distribution from Homer City (the project did not make a distribution in the first quarter of 2002 because it distributed its excess cash in December 2001 upon closing the Homer City sale-leaseback transaction);

o    increased shareholder dividends from Contact Energy; and

o    distribution from the Loy Yang B project following completion of the refinancing of the Valley Power Peaker project construction loan.

Restricted Assets of EME's Subsidiaries

Each of EME's direct or indirect subsidiaries is organized as a legal entity separate and apart from EME and its other subsidiaries.
Assets of EME's subsidiaries are not available to satisfy EME's obligations or the obligations of any of its other subsidiaries.
However, unrestricted cash or other assets that are available for distribution may, subject to applicable law and the terms of financing arrangements of the parties, be advanced, loaned, paid as dividends or otherwise distributed or contributed to EME or to its subsidiary holding companies.  Set forth below is a description of covenants binding EME's principal subsidiaries that may restrict the ability of those entities to make distributions to EME directly or indirectly through the other holding companies owned by EME.

Edison Mission Midwest Holdings Co. (Illinois Plants)

Edison Mission Midwest Holdings Co. is the borrower under a $1.9 billion credit facility with a group of commercial banks.  The funds borrowed under this facility were used to fund the acquisition of the Illinois plants and provide working capital to such operations.  Midwest Generation, a wholly owned subsidiary of Edison Mission Midwest Holdings, owns or leases and operates the
Illinois plants.  Midwest Generation entered into sale-leaseback transactions for the Collins Station as part of the original acquisition and for the Powerton Station and the Joliet Station in August 2000.  In order for Edison Mission Midwest Holdings to make a distribution, Edison Mission Midwest Holdings and Midwest Generation must be in compliance with the covenants specified in these agreements, including maintaining a minimum credit rating.  Because Edison Mission Midwest Holdings' credit rating is below investment grade, no distributions can currently be made by Edison Mission Midwest Holdings to its parent company and ultimately, to EME at this time.  See "--EME's Credit Ratings--Credit Rating of Edison Mission Midwest Holdings."

Edison Mission Midwest Holdings must also maintain a debt service coverage ratio for the prior twelve-month period of at least 1.50 to 1 as long as the power purchase agreements with Exelon Generation represent 50% or more of Edison Mission Midwest Holdings' and its subsidiaries' revenue.  If the power purchase agreements with Exelon Generation represent less than 50% of Edison Mission Midwest
Holdings' and its subsidiaries' revenue, it must maintain a debt service coverage ratio of at least 1.75 to 1.  EME expects that revenue for 2003 from Exelon Generation will represent 50% or more of Edison Mission Midwest Holdings' and its subsidiaries'
revenue.  In addition, Edison Mission Midwest Holdings must maintain a debt-to-capital ratio no greater than 0.60 to 1.  Failure to meet the historical debt service coverage ratio and the debt-to-capital ratio are events of default under the credit agreement and
Collins lease agreements, which, upon a vote by a majority of the lenders, could cause an acceleration of the due date of the obligations of Edison Mission Midwest Holdings and those associated with the Collins lease. Such an acceleration would result in an event of default under the Powerton and

Joliet leases.  During the 12 months ended March 31, 2003, the historical debt service coverage ratio was 3.77 to 1 and the debt-to-capital ratio was 0.52 to 1.

There are no restrictions on the ability of Midwest Generation to make payments on the outstanding intercompany loans from its affiliate Edison Mission Overseas Co. (which is also a subsidiary of Edison Mission Midwest Holdings) or to make distributions directly to Edison Mission Midwest Holdings.

EME Homer City Generation L.P. (Homer City facilities)

EME Homer City Generation L.P. completed a sale-leaseback of the Homer City facilities in December 2001.  In order to make a distribution, EME Homer City must be in compliance with the covenants specified in the lease agreements, including the following financial performance requirement measured on the date of distribution:

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

At the end of each quarter, the equity and debt portions of rent then due and payable must have been paid.  The senior rent service coverage ratio (discussed in the bullet point above) projected for each of the prospective two twelve-month periods must be greater than 1.7 to 1.  No more than two rent default events may have occurred, whether or not cured.  A rent default event is defined as the failure to pay the equity portion of the rent within five business days of when it is due.

During the 12 months ended March 31, 2003, the senior rent service coverage ratio was 4.2 to 1.

First Hydro Holdings

A subsidiary of First Hydro Holdings, First Hydro Finance plc, is the borrower of(pound)400 million ($632 million translated at March 31,
2003 spot rate) of Guaranteed Secured Bonds due in 2021.  In order to make a distribution, First Hydro Finance must be in compliance with the covenants specified in its bond indenture, including an interest coverage ratio.  When measured for the twelve-month period ended December 31, 2002, First Hydro Holdings met the interest coverage ratio and made a distribution of $18 million on May 7, 2003.

On March 14, 2003, First Hydro Finance plc received a letter from the trustee for the First Hydro bonds, requesting that First Hydro
Finance engage in a process to determine whether an early redemption option in favor of the bondholders has been triggered under the terms of the First Hydro bonds.  This letter states that, given requests made of the trustee by a group of First Hydro bondholders, the trustee needs to satisfy itself whether the termination of the pool system in the United Kingdom (replaced with the new electricity trading arrangements, referred to as NETA), was materially prejudicial to the interests of the bondholders.  If this were the case, it could provide the First Hydro bondholders with an early redemption option.  In this regard, on August 29, 2000, First
Hydro Finance notified the trustee that the enactment of the Utilities Act of 2000, which laid the foundation for NETA, would result, after its implementation, in a so called restructuring event under the terms of the First Hydro bonds.  However, First Hydro Finance did not believe then, nor does it believe now, that this event was materially prejudicial to the First Hydro bondholders.  Since NETA implementation, First Hydro Finance has continued to meet all of its debt service obligations and financial covenants under the bond documentation, including the required interest coverage ratio.  Until its receipt of the trustee's March 14, 2003 letter, First Hydro
Finance had not received a response from the trustee to its August 29, 2000 notice.  First Hydro Finance will dispute any attempt to have the early redemption option deemed applicable due to NETA implementation.

Neither the August 2000 notice provided to the trustee, nor the March 14, 2003 letter from the trustee constitutes an event of default under the terms of the First Hydro bonds; and there is no recourse to EME for the obligations of First Hydro Finance in respect of the First Hydro bonds.  However, if the bondholders were entitled to an early redemption option, First Hydro Finance would be obligated to purchase all First Hydro bonds put to it by bondholders at par plus an early redemption premium.  If all bondholders opted for the early redemption option, it is unlikely that First Hydro Finance would have sufficient financial resources to so purchase the bonds.  There is no assurance that First Hydro Finance would be able to obtain additional financing to fund the purchase of the First Hydro bonds.  Therefore, an exercise of the early redemption option by the bondholders could lead to administration proceedings as to First Hydro Finance in the United Kingdom, which is similar to Chapter 11 bankruptcy proceedings in the United
States.  If these events were to occur, it would have a material adverse effect upon First Hydro Finance and could have a material adverse effect upon EME.

Edison Mission Energy Funding Corp. (Big 4 Projects)

EME's subsidiaries, which EME refers to, in this context, as the guarantors, that hold EME's interests in the Big 4 projects completed a $450 million secured financing in December 1996.  Edison Mission Energy Funding Corp., a special purpose Delaware corporation, issued notes ($260 million) and bonds ($190 million), the net proceeds of which were lent to the guarantors in exchange for a note.  The guarantors have pledged their cash proceeds from the Big 4 projects to Edison Mission Energy Funding as collateral for the note.  All distributions receivable by the guarantors from the Big 4 projects are deposited into a trust account from which debt service payments are made on the obligations of Edison Mission Energy Funding and from which distributions may be made to EME if
Edison Mission Energy Funding is in compliance with the terms of the covenants in its financing documents, including the following requirements measured on the date of distribution:

o    The debt service coverage ratio for the preceding four fiscal quarters is at least 1.25 to 1.

o    The debt service coverage ratio projected for the succeeding four fiscal quarters is at least 1.25 to 1.

The debt service coverage ratio is determined by the amount of distributions received by the guarantors from the Big 4 projects during the relevant quarter divided by the debt service (principal and interest) on Edison Mission Energy Funding's notes and bonds paid or due in the relevant quarter.  During the 12 months ended March 31, 2003, the debt service coverage ratio was 2.16 to 1.
Although the credit ratings of Edison Mission Energy Funding's notes and bonds are below investment grade, this has no effect on the ability of the guarantors to make distributions to EME.

CBK Project

EME holds a 50% interest in CBK Power Co Ltd.  CBK Power operates under a 25-year build-rehabilitate-operate-transfer agreement with
National Power Corporation for the 755 MW Caliraya-Botocan-Kalayaan hydro electric complex located in the Republic of the
Philippines, which EME refers to as the CBK project.  On April 23, 2003, the President of the Republic of the Philippines signed into law the 2003 General Appropriations Bill, which includes a provision that prohibits payments by agencies of the Philippine government to CBK Power with respect to two of its units until National Power Corporation submits a report based upon a review of "overpayments"
to the CBK project, if any, and until the project documentation has been amended to provide for recovery by National Power
Corporation of any "overpayments."  The assertion regarding "overpayment" stems from a supplemental agreement entered into during
1999, which modified the original build-rehabilitate-operate-transfer agreement by adjusting the schedule for completion of two units of the CBK complex.

Under the supplemental agreement, rehabilitation of existing Kalayaan Units 1 and 2 was brought forward because of National Power
Corporation's concern about the possibility of transformer failure and other risks affecting the reliability of these units.  Under the original schedule, Kalayaan Units 1 and 2 were to be operated by CBK Power for operation and maintenance fees only during the lengthy construction of new Kalayaan Units 3 and 4, and upon completion of these units, Kalayaan Units 1 and 2 were to be taken out of service for rehabilitation.  Under the build-rehabilitate-operate-transfer agreement, National Power Corporation is obligated to pay capacity recovery fees to CBK Power upon completion of the construction or rehabilitation of each unit.  EME understands the term
"overpayment" as used in the Special Provision of the General Appropriations Act to refer to the payments of capital recovery fees for the Kalayaan Units 1 and 2 arising from the earlier than initially scheduled rehabilitation of these units.  At the time EME made its investment in CBK Power, the decision to accelerate the work on Kalayaan Units 1 and 2 had been made and incorporated in the supplemental agreement, and all appropriate Philippine government approvals of the supplemental and other project agreements with
National Power Corporation had been obtained.  Subsequently, some parties in the Philippines have contended that payments made to CBK
Power as a result of the earlier than initially scheduled rehabilitation of Kalayaan Units 1 and 2 were unreasonable in comparison to the amount of additional work required to rehabilitate the units.

CBK Power is currently considering legal options available to it to respond to the enactment of the Special Provision.  Failure by
National Power Corporation to pay and/or a failure by the Philippine government to honor its commitments under the Government
Undertaking signed in connection with the project to cause National Power Corporation to pay will constitute defaults under the build-rehabilitate-operate-transfer agreement and the Government Undertaking, respectively.  On April 28, 2003, CBK sent a notice of claim to the President of the Republic of the Philippines, pursuant to the terms of the Government Undertaking.  A default under the
Government Undertaking will permit CBK Power to require the Philippine government to purchase the power plants subject to the build-rehabilitate-operate-transfer agreement for a price, which will at least recover EME's investment in the project.  Prior to asserting these rights, however, CBK Power is required to engage in good faith negotiations with National Power Corporation in an attempt to resolve the situation.  These discussions have commenced but thus far have not resulted in a mutually acceptable resolution.

CBK Power has advised its lenders of these developments and is discussing with them the ramifications under its credit agreements.
Further, CBK Power has advised its lenders that National Power Corporation is presently overdue in the payment of invoices totaling
$11 million, a substantial portion of which is related to Kalayaan Units 1 and 2.  Some of these events, if not cured, are or may with the passage of time become events of default under CBK Power's credit agreements, which would permit the lenders to demand payment in full of the project loans and to foreclose upon the assets of CBK Power. CBK Power intends to seek a waiver from the lenders of any existing defaults and any related defaults as may occur while it considers its response to these developments and enters into negotiations with National Power Corporation.  There is no assurance, however, that such a waiver will be obtained or that, if not obtained, the lenders will not exercise their rights under the credit agreement.

As of March 31, 2003, EME has invested $49 million in the CBK project and as of such date is committed to invest up to an additional
$30 million.  EME believes that either on a negotiated basis or through the exercise of legal remedies it shall recover its entire investment.  The indebtedness incurred by CBK Power is non-recourse to EME and, except for EME's commitment to contribute up to an additional $30 million as equity, EME has no obligation with respect to CBK Power's indebtedness.  Further, these events do not constitute a default under any indebtedness incurred by EME or to which EME or any of its affiliates is subject.

Ability of EME to Pay Dividends

EME's organizational documents contain restrictions on its ability to declare or pay dividends or distributions.  These restrictions require the unanimous approval of its board of directors, including at least one independent director, before it can declare or pay dividends or distributions, unless either of the following is true:

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

EME's interest coverage ratio for the twelve months ended March 31, 2003 was 2.32 to 1.  See further details of EME's interest coverage ratio below.  Accordingly, EME is currently permitted to pay dividends of up to $32.5 million in the second quarter of 2003 under the "ring-fencing" provisions of EME's certificate of incorporation and bylaws.  EME did not pay or declare any dividends to
MEHC during the first quarter of 2003.

EME's Interest Coverage Ratio

The following details of EME's interest coverage ratio are provided as an aid to understanding the components of the computations that are set forth in EME's organizational documents.  This information is not intended to measure the financial performance of EME and, accordingly, should not be used in lieu of the financial information set forth in MEHC's consolidated financial statements.  The terms Funds Flow from Operations, Operating Cash Flow and Interest Expense are as defined in EME's organizational documents and are not the same as would be determined in accordance with generally accepted accounting principles.

The following table sets forth the major components of the interest coverage ratio for the twelve months ended March 31, 2003 and the year ended December 31, 2002:

                                                                                    March 31,     December 31,
     In millions                                                                      2003            2002
-----------------------------------------------------------------------------------------------------------------------------------
     Funds Flow from Operations:
         Operating Cash Flow(1) from Consolidated Operating Projects(2):
              Illinois Plants(3)                                                    $  304         $   294
              Homer City                                                                95              51
              First Hydro                                                               35              45
         Other consolidated operating projects                                         146             160
         Price risk management and trading                                              10              16
         Distributions from non-consolidated Big 4 projects                             75             137
         Distributions from other non-consolidated operating projects                  115             120
         Interest income                                                                 6               8
         Operating expenses                                                           (134)           (139)
-----------------------------------------------------------------------------------------------------------------------------------
              Total funds flow from operations                                      $  652         $   692
-----------------------------------------------------------------------------------------------------------------------------------
     Interest Expense:
         From obligations to unrelated third parties                                $  167         $   178
         From notes payable to Midwest Generation                                      114             115
-----------------------------------------------------------------------------------------------------------------------------------
              Total interest expense                                                $  281         $   293
-----------------------------------------------------------------------------------------------------------------------------------
         Interest Coverage Ratio                                                      2.32            2.36
-----------------------------------------------------------------------------------------------------------------------------------

     (1) Operating cash flow is defined as revenue less operating expenses, foreign taxes paid and project debt service. Operating cash flow does not include capital expenditures or the difference between cash payments under EME's long-term leases and lease expenses recorded in EME's income statement.  EME expects its cash payments under its long-term power plant leases to be higher than its lease expense through 2014.

     (2) Consolidated operating projects are entities of which EME owns more than a 50% interest and, thus, include the operating results and cash flows in its consolidated financial statements.  Non-consolidated operating projects are entities of which
         EME owns 50% or less and which EME accounts for on the equity method.

     (3) Distribution to EME of funds flow from operations of the Illinois plants is currently restricted.  See "--EME's Credit
         Ratings--Credit Rating of Edison Mission Midwest Holdings."

The major factors affecting funds flow from operations during the twelve months ended March 31, 2003, compared to the year ended
December 31, 2002, were:

o    lower distributions from the Big 4 projects (in March 2002, SCE paid the Big 4 projects their past due accounts receivable that accrued during the California energy crisis); and

o    higher revenue at Homer City due to increased generation and higher energy prices.

Interest expense decreased by $12 million for the twelve months ended March 31, 2003, compared to the year ended December 31, 2002, due to a lower average debt balance.

The above interest coverage ratio is not determined in accordance with generally accepted accounting principles as reflected in
Edison International's Consolidated Statements of Cash Flows.  Accordingly, this ratio should not be considered in isolation or as a substitute for cash flows from operating activities or cash flow statement data set forth in Edison International's Consolidated
Statement of Cash Flows.  This ratio does not measure the liquidity or ability of EME's subsidiaries to meet their debt service obligations.  Furthermore, this ratio is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculations.

EME's Recourse Debt to Recourse Capital Ratio

Under the credit agreement governing its credit facility, EME has agreed to maintain a recourse debt to recourse capital ratio as shown in the table below.

                                                 Actual at
     Financial Ratio         Covenant         March 31, 2003                   Description
-------------------------------------------------------------------------------------------------------------------------------------
     Recourse Debt to      Less than or            62.8%             Ratio of (a) senior recourse debt to (b) sum
     Recourse Capital        equal to                                of (i) shareholder's equity per EME's
     Ratio                     67.5%                                 balance sheet adjusted by comprehensive income after
                                                                     December 31, 1999, plus (ii) senior recourse debt
-------------------------------------------------------------------------------------------------------------------------------------

Discussion of Recourse Debt to Recourse Capital Ratio

The recourse debt to recourse capital ratio of EME at March 31, 2003 and December 31, 2002 was calculated as follows:

                                                                       March 31,           December 31,
         In millions                                                     2003                  2002
------------------------------------------------------------------------------------------------------------------------------
         Recourse Debt(1)
              Corporate Credit Facilities                            $    220                $    140
              Senior Notes                                              1,600                   1,600
              Guarantee of termination value of Powerton/Joliet
                 operating leases                                       1,433                   1,452
              Coal and Capex Facility                                     178                     182
              Other                                                        31                      30
------------------------------------------------------------------------------------------------------------------------------
              Total Recourse Debt to EME                             $  3,462                $  3,404
------------------------------------------------------------------------------------------------------------------------------
         Adjusted Shareholder's Equity(2)                            $  2,049                $  2,066
------------------------------------------------------------------------------------------------------------------------------
         Recourse Capital(3)                                         $  5,511                $  5,470
------------------------------------------------------------------------------------------------------------------------------
         Recourse Debt to Recourse Capital Ratio                        62.8%                   62.2%
------------------------------------------------------------------------------------------------------------------------------

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

During the three months ended March 31, 2003, the recourse debt to recourse capital ratio was slightly higher due to:

o    $80 million drawdown on corporate line of credit to cover seasonal working capital needs as well as cash collateral for hedging; and

o    reduction in adjusted shareholder's equity as a result of EME's $17 million net loss for the three months ended March 31,
     2003.

EME Subsidiary Financing Plans

The estimated capital and construction expenditures of EME's subsidiaries for the final three quarters of 2003 total $56 million.
These expenditures are planned to be financed by existing subsidiary credit agreements and cash generated from their operations, except with respect to the Homer City project.  Under the Homer City sale-leaseback agreements, EME has committed to provide funds for capital expenditures needed to complete the Homer City environmental improvement project.  EME expects to contribute $17 million in 2003 to fund the completion of this project, of which
$7 million was contributed during the first quarter of 2003.

Edison Mission Midwest Holdings

EME's wholly owned subsidiary, Edison Mission Midwest Holdings, had long-term debt with the following maturities at March 31, 2003:

                                         Amount
                                      (In millions)           Due Date
----------------------------------------------------------------------------------------------------
                                        $     911         December 2003
                                              808         December 2004
----------------------------------------------------------------------------------------------------
                                        $   1,719
----------------------------------------------------------------------------------------------------

In addition, Edison Mission Midwest Holdings has a $150 million working capital facility (unused at March 31, 2003), which is scheduled to expire in December 2004.  At March 31, 2003, Edison Mission Midwest Holdings had cash and cash equivalents of $260 million, as well as $78 million deposited into a restricted cash account.  Edison Mission Midwest Holdings is not expected to have sufficient cash to repay the $911 million debt due in December 2003.  Edison Mission Midwest Holdings plans to extend or refinance the $911 million debt obligation prior to its expiration in December 2003.  Completion of this extension or refinancing is subject to a number of uncertainties, including the ability of the Illinois plants to generate funds during the remainder of 2003 and the availability of new credit from financial institutions on acceptable terms in light of industry conditions.  Accordingly, there is no assurance that Edison Mission Midwest Holdings will be able to extend or refinance this debt when it becomes due or that the terms will not be substantially different from those under the current credit facility.

Sunrise Project Financing

EME owns a 50% interest in Sunrise Power Company, which owns a natural gas-fired facility currently under construction in Kern
County, California, which EME refers to as the Sunrise project.  The Sunrise project consists of two phases.  Phase 1, a simple-cycle gas-fired facility (320 MW), was completed on June 27, 2001.  Phase 2, conversion to a combined-cycle gas-fired facility (bringing the capacity to a total of 560 MW), is currently scheduled to be completed in July 2003. Sunrise Power Company entered into a long-term power purchase agreement with the California Department of Water Resources on June 25, 2001.  The agreement was amended on
December 31, 2002 as part of the settlement of several matters between Sunrise Power Company and the State of California.  The
construction of the Sunrise project has been funded with equity contributions by its partners, including EME.  Sunrise Power Company has engaged a financial advisor to assist with obtaining project financing.  Completion of project financing is subject to a number of uncertainties, including market uncertainties and obtaining final environmental permits.  EME believes that project financing will be obtained in 2003, although no assurance can be provided in this regard. If project financing is completed by mid-2003, EME estimates a distribution of approximately $140 million to $150 million from the proceeds of such financing.

EME's Intercompany Tax-Allocation Payments

EME is included in the consolidated federal and combined state income tax returns of Edison International and is eligible to participate in tax-allocation payments with other subsidiaries of Edison International.  These arrangements depend on Edison
International continuing to own, directly or indirectly, at least 80% of the voting power of the stock of EME and at least 80% of the value of such

stock.  The arrangements are subject to the terms of tax allocation and payment agreements among Edison International, MEHC, EME and other Edison International subsidiaries.  The agreements to which EME is a party may be terminated by the immediate parent company of
MEHC at any time, by notice given before the first day of the first year with respect to which the termination is to be effective.
However, termination does not relieve any party of any obligations with respect to any tax year beginning prior to the notice.  EME has historically received tax-allocation payments related to domestic net operating losses incurred by EME.  The right of EME to receive tax-allocation payments and the amount and timing of tax-allocation payments are dependent on the inclusion of EME in the consolidated income tax returns of Edison International and its subsidiaries, the amount of net operating losses and other tax items of EME, its subsidiaries, and other subsidiaries of Edison International and specific procedures regarding allocation of state taxes.  EME receives tax-allocation payments for tax losses when and to the extent that the consolidated Edison International group generates sufficient taxable income in order to be able to utilize EME's tax losses in the consolidated income tax returns for Edison
International and its subsidiaries.  During the first quarter of 2003, EME received $13 million in tax-allocation payments from
Edison International.  In the future, based on the application of the factors cited above, EME may be obligated during periods they generate taxable income to make payments under the tax-allocation agreements.

Edison Capital's Liquidity Issues

Edison Capital expects to meet its operating cash needs through cash on hand, tax-allocation payments from the parent company and expected cash flow from operating activities.  As of March 31, 2003, Edison Capital had cash and cash equivalents of $419 million and current liabilities of approximately $45 million.  To the extent that specific funding conditions are satisfied, Edison Capital has unfunded current and long-term commitments of $111 million for both affordable housing projects, and energy and infrastructure investments.  Under the tax-allocation agreement, Edison Capital paid approximately $32 million during the first quarter of 2003, as
Edison International amended its 2001 federal income tax return, which deferred realization of certain tax credits to future periods.  See "Financial Condition--Edison Capital's Intercompany Tax-Allocation Payments" section in the year-ended 2002 MD&A for further discussion of the tax-allocation agreement.  At March 31, 2003, Edison Capital's long-term debt had credit ratings of B2 and
B- from Moody's and Standard & Poor's, respectively.

COMMITMENTS

Edison International's long-term debt maturities and sinking fund requirements for the five twelve-month periods following March 31,
2003 are:  2004-- $1.9 billion; 2005-- $3.1 billion; 2006-- $733 million; 2007-- $1.7 billion; and 2008-- $458 million.  These amounts have been updated to reflect SCE's $966 million exchange offer that took place on February 24, 2003.

SCE has entered into six transition capacity contracts, which contain capacity payment provisions.  SCE's commitments under these contracts for the five twelve-month periods following March 31, 2003 are:  2004-- $66 million; 2005-- $69 million; 2006-- $69 million; 2007-- $69 million; and 2008-- $54 million.

MARKET RISK EXPOSURES

Edison International's primary market risk exposures include commodity price risk, interest rate risk and foreign currency exchange risk that could adversely affect results of operations or financial position.  Commodity price risk arises from fluctuations in the market price of electricity, natural gas, oil, coal, and emission and transmission rights.  Interest rate risk arises from fluctuations in interest rates and foreign currency exchange risk arises from fluctuations in exchange rates.  Edison International's risk management policy allows the use of derivative financial instruments to manage its financial exposures,

but prohibits the use of these instruments for speculative or trading purposes, except at EME's trading operations unit.

SCE's Market Risks

SCE's primary market risks include interest rate, generating fuel commodity price and credit risks.

Interest Rate Risk

SCE is exposed to changes in interest rates primarily as a result of its borrowing and investing activities used for liquidity purposes and to fund business operations, as well as to finance capital expenditures.  The nature and amount of SCE's long-term and short-term debt can be expected to vary as a result of future business requirements, market conditions and other factors.  In addition, SCE's return on common equity is set annually based on forecasts of interest rates and other factors.

Commodity Price Risk

Under the CPUC settlement agreement, SCE is permitted full recovery of its past procurement-related costs.  Thereafter, SCE expects to recover its reasonable power procurement costs in customer rates through regulatory mechanisms established in rate-making proceedings.  Assembly Bill (AB) 57, which the Governor of California signed in September 2002, provides that the CPUC shall adjust rates, or order refunds, to amortize undercollections or overcollections of power procurement costs.  Until January 1, 2006, the CPUC must adjust rates if the undercollection or overcollection exceeds 5% of SCE's prior year's procurement costs, excluding revenue collected for the CDWR.  As a result of these regulatory mechanisms, changes in energy prices may impact SCE's cash flows but are not expected to have an impact on earnings.

On January 1, 2003, SCE resumed procurement of its residual net short.  SCE forecasts that its average 2003 residual net short, on an energy basis, will be approximately 3% of the total energy needed to serve SCE's customers, with most of the short position occurring during off-peak hours.  SCE's residual net short exposure was larger during the first quarter of 2003, because of a planned refueling outage at San Onofre Unit 3.  In the second half of 2003, this exposure declines significantly as more power deliveries are scheduled to commence under existing CDWR contracts that are allocated to SCE's customers.  Factors that could cause SCE's residual net short to be larger than expected include:  direct access customers returning to utility service from their energy service provider; lower utility generation; lower deliveries from QFs, CDWR or interutility contracts; and higher load requirements.

To reduce SCE's residual net short exposure, SCE entered into six transition capacity contracts with terms of up to 5 years.  Through fuel tolling arrangements, SCE is responsible for providing natural gas when the underlying contract facilities are called upon to provide energy.  SCE has not hedged its expected natural gas use for these capacity contracts.  SCE anticipates it will need additional capacity and/or ancillary services to hedge its peak requirement.

Pursuant to CPUC decisions, SCE arranges for natural gas and related services for the CDWR contracts allocated by the CPUC to SCE.
Financial and legal responsibility for the allocated contracts remains with the CDWR.  Neither the CDWR, nor SCE, on behalf of the
CDWR, has hedged the expected natural gas requirements for the allocated contracts.  To the extent the price of natural gas were to increase above the levels assumed for cost recovery purposes, state law permits the CDWR to recover its actual costs through rates established by the CPUC.

EME's Market Risks

This subsection discusses commodity price risk at each of EME's market areas, as well as its risks associated with credit, interest rates, foreign exchange rates and derivative financial instruments.

EME's primary market risk exposures are associated with the sale of electricity from and the procurement of fuel for its uncontracted generating plants.  These risks arise from fluctuations in electricity and fuel prices, emission and transmission rights, interest rates and foreign currency exchange rates.  EME manages these risks in part by using derivative financial instruments in accordance with established policies and procedures.  See "Current Developments" and "Financial Condition--EME's Liquidity Issues--EME's Credit
Ratings" for a discussion of market developments and their impact on EME's credit and the credit of its counterparties.

Commodity Price Risk

EME's merchant power plants and energy trading activities expose EME to commodity price risks. Commodity price risks are actively monitored to ensure compliance with EME's risk management policies.  Policies are in place, which define risk tolerances for each EME regional business unit. Procedures exist, which allow for monitoring of all commitments and positions with regular reviews by a risk management committee.  EME performs a "value at risk" analysis in its daily business to measure, monitor and control its overall market risk exposure.  The use of value at risk allows management to aggregate overall commodity risk, compare risk on a consistent basis and identify the drivers of the risk. Value at risk measures the possible loss over a given time interval, under normal market conditions, at a given confidence level.  Given the inherent limitations of value at risk and relying on a single risk measurement tool, EME supplements this approach with the use of stress testing and worst-case scenario analysis, as well as stop loss limits and counterparty credit exposure limits.  Despite this, there can be no assurance that all risks have been accurately identified, measured and/or mitigated.

Electric power generated at EME's domestic merchant plants is generally sold under bilateral arrangements with utilities and power marketers under short-term transactions with terms of two years or less or, in the case of the Homer City facilities, to the PJM and/or the New York Independent System Operator (NYISO) as well as utilities and power marketers. As discussed further below, beginning in 2003, EME is selling a significant portion of the power generated from its Illinois plants into wholesale energy markets. In order to provide more predictable earnings and cash flow, EME may hedge a portion of the electric output of its merchant plants, the output of which is not committed to be sold under long-term contracts. When appropriate, EME manages the spread between electric prices and fuel prices, and uses forward contracts, swaps, futures, or options contracts to achieve those objectives. There is no assurance that contracts to hedge changes in market prices will be effective.

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

o    weather conditions prevailing in surrounding areas from time to time; and

o    the rate of electricity usage as a result of factors such as regional economic conditions and the implementation of conservation programs.

A discussion of each market area is set forth below.

Illinois Plants

Electric power generated at the Illinois plants is sold under three power purchase agreements between EME's wholly owned subsidiary,
Midwest Generation, and Exelon Generation Company, under which Exelon Generation purchases capacity and has the right to purchase energy generated by the Illinois plants.  The agreements, which began on December 15, 1999 and expire in December 2004, provide for capacity and energy payments.  Exelon Generation is obligated to make a capacity payment for the plants under contract and an energy payment for the electricity produced by these plants and taken by Exelon Generation.  The capacity payments provide the revenue for fixed charges, and the energy payments compensate the Illinois plants for variable costs of production.

Under each of the power purchase agreements, Exelon Generation, upon notice by a specified date, has the option to terminate each agreement with respect to all or a portion of the units subject to it, as described below. As a result of notices given in 2002,
Exelon Generation released 4,548 MW of Midwest Generation's generating capacity from the power purchase agreements, thus increasing
Midwest Generation's reliance on sales into the wholesale markets.  As a result, 4,739 MW remain subject to power purchase agreements with Exelon Generation in 2003.

Under the power purchase agreement related to Midwest Generation's coal-fired generation units, Exelon Generation continues to have a similar option, exercisable not later than 180 days prior to January 1, 2004, to retain or release for 2004 all or a portion of the
1,265 MW of option coal units retained for 2003.  Exelon Generation remains committed to purchase the capacity of committed units having 1,696 MW of capacity for both 2003 and 2004.

Under the power purchase agreements related to Midwest Generation's Collins Station and peaking units, Exelon Generation continues to have a similar option to terminate, exercisable not later than 90 days prior to January 1, 2004, the power purchase agreements for
2004 with respect to all or a portion of the 1,084 MW from the Collins Station, and 694 MW from the peaking units, that were retained for 2003.

The energy and capacity from any units, which are not subject to one of the power purchase agreements with Exelon Generation will be sold under terms, including price and quantity, to be negotiated with customers through a combination of bilateral agreements, forward energy sales and spot market sales. These arrangements generally have a term of two years or less.  Thus, EME will be subject to market risks related to the price of energy and capacity described above.  EME expects that capacity prices for merchant energy sales will, in the near term, be negligible in comparison to those Midwest Generation currently receives under its existing agreements with Exelon Generation (with the possibility of minimal revenue due to the current oversupply conditions in this marketplace).  EME further expects that the lower revenue resulting from this difference will be offset in part by energy prices, which EME believes will, in the near term, be higher for merchant energy sales than those Midwest Generation currently receives under its existing agreements, as indicated below in the table of forward-looking prices.  EME intends to manage this price risk, in part, by accessing both the wholesale customer and over-the-counter markets described below as well as using derivative financial instruments in accordance with established policies and procedures.

During 2003, the primary markets available to Midwest Generation for wholesale sales of electricity from the Illinois plants are expected to be "wholesale customer" and "over-the-counter."  The most liquid over-the-counter markets in the Midwest region are sales into the control area of Cinergy, referred to as "Into Cinergy," and, to a lesser extent, sales into the control area of Commonwealth
Edison, referred to as "Into ComEd" (due to geographic proximity, "Into ComEd" has been the primary market for Midwest Generation).
"Into Cinergy" and "Into ComEd" are bilateral markets for the sale or purchase of electrical energy for future delivery.  Performance of transactions in these markets is subject to contracts that generally provide for liquidated damages supported by a variety of credit requirements, which may include independent credit assessment, parental guarantees, letters of credit and cash margining arrangements.

The following table depicts the historical average market prices for energy per megawatt-hour "Into ComEd" and "Into Cinergy" for the first three months of 2003:

                                               Into ComEd*                           Into Cinergy*
   Historical Energy Prices         On-Peak(1)     Off-Peak(1)   24-Hr     On-Peak(1)   Off-Peak(1)      24-Hr
-----------------------------------------------------------------------------------------------------------------
   January                          $ 37.06        $ 19.36      $ 30.97    $ 38.59      $ 29.91        $ 32.18
   February                           51.71          27.53        43.33      55.18        38.59          45.96
   March                              47.96          24.57        39.68      51.68        42.48          42.64
-----------------------------------------------------------------------------------------------------------------
   Quarterly Average                $ 45.58        $ 23.82      $ 37.99    $ 48.48      $ 36.99        $ 40.26
-----------------------------------------------------------------------------------------------------------------

         (1)  On-peak refers to the hours of the day between 7:00 a.m. and 11:00 p.m. Monday through Friday, excluding North
              American Electric Reliability Council (NERC) holidays.  All other hours of the week are referred to as off-peak.

         *    Source:  Energy prices were determined by obtaining broker quotes and other public price sources, for both "Into
              ComEd" and "Into Cinergy" delivery points.

The following table sets forth forward market prices for energy per megawatt-hour as quoted for sales "Into ComEd" and "Into Cinergy"
at March 31, 2003.  These forward prices will continue to fluctuate as a result of a number of factors, including gas prices, electricity demand, which is also affected by economic growth, and the amount of existing and planned power plant capacity.  The actual spot prices for electricity delivered into these markets may vary materially from the forward market prices.

                                               Into ComEd*                         Into Cinergy*
   Forward Energy Prices            On-Peak(1)     Off-Peak(1)   24-Hr     On-Peak(1)   Off-Peak(1)      24-Hr
----------------------------------------------------------------------------------------------------------------
   2003
   April                            $ 36.00        $ 18.00      $ 30.00    $ 40.25      $ 20.00        $ 33.50
   May                                33.81          18.75        25.55      38.21        21.25          28.91
   June                               35.50          19.25        26.83      40.38        21.50          30.31
   July                               45.18          20.25        32.04      50.50        23.25          36.14
   August                             44.18          20.25        31.06      49.50        23.25          35.10
   September                          31.43          17.00        23.73      35.75        19.25          26.95
   October                            28.50          16.25        22.31      34.00        18.25          26.04
   November                           29.50          17.25        22.42      35.00        19.25          25.90
   December                           30.50          18.25        24.05      36.00        20.25          27.70
   2004 Calendar "strip"(2)           34.43          18.71        26.06      36.99        20.50          28.21
----------------------------------------------------------------------------------------------------------------

         (1)  On-peak refers to the hours of the day between 7:00 a.m. and 11:00 p.m. Monday through Friday, excluding NERC holidays.  All other hours of the week are referred to as off-peak.

         (2)  Market price for energy purchases for the entire calendar year, as quoted for sales "Into ComEd" and
              "Into Cinergy."

         *    Source:  Energy prices were determined by obtaining broker quotes and other public price sources, for both "Into
              ComEd" and "Into Cinergy" delivery points.

Midwest Generation intends to hedge a portion of its merchant portfolio risk through its marketing affiliate.  To the extent it does not do so, the unhedged portion will be subject to the risks and benefits of spot market price movements.  The extent to which
Midwest Generation will hedge its market price risk through forward over-the-counter sales depends on several factors.  First,
Midwest Generation will evaluate over-the-counter market prices to determine whether sales at forward market prices are sufficiently attractive compared to assuming the risk associated with spot market sales.  Second, Midwest Generation's ability to enter into hedging transactions will depend upon its and its marketing affiliate's credit capacity and upon the over-the-counter forward sales markets' having sufficient liquidity to enable Midwest Generation to identify counterparties who are able and willing to enter into hedging transactions with it. Due to factors beyond Midwest Generation's control, market liquidity decreased significantly during
2002, and a number of formerly significant trading parties have completely withdrawn from the market or substantially reduced their trading activities.  See "--Credit Risks," below.

In addition to the prevailing market prices, Midwest Generation's ability to derive profits from the sale of electricity from the released units will be affected by the cost of production, including costs incurred to comply with environmental regulations.  The costs of production of the released units vary and, accordingly, depending on market conditions, the amount of generation that will be sold from the released units is expected to vary from unit to unit.  In this regard, Midwest Generation suspended operations of
Will County Units 1 and 2 and Collins Station Units 4 and 5 at the end of 2002 pending improvement in market conditions. If market conditions were to be depressed for an extended period of time, Midwest Generation would need to consider decommissioning these units, which would result in a charge against income.

In addition to the price risks described previously, there are risks with respect to the availability and cost of transmission required to market the power produced by the units not under contract with Exelon Generation.  Currently, transmission must be obtained from Commonwealth Edison under its open-access tariff filed with the FERC.  In 2002, Commonwealth Edison applied to the FERC for approval to join PJM in conjunction with American Electric Power, thereby creating an enlarged, contiguous regional transmission organization encompassing a broad regional market.  Approval of this application was granted by the FERC on April 1, 2003.
Concurrently, the ability of American Electric Power to join PJM has been brought into question by the enactment of legislation in
Virginia requiring the approval of Virginia state authorities for any transfer of control from American Electric Power to PJM of
American Electric Power transmission assets located in Virginia.  On April 16, 2003, Commonwealth Edison and PJM issued a joint press release stating that the integration of Commonwealth Edison into PJM would proceed separately from that of American Electric Power, notwithstanding the absence of a direct transmission link owned by Commonwealth Edison between its service territory and the existing
PJM.  In response to this announcement, EME and other affected parties have filed with the FERC for clarification or rehearing of its
April 1, 2003 order, and essentially contesting the appropriateness of Commonwealth Edison joining PJM on an "islanded" basis.  Given the stated intentions of Commonwealth Edison and PJM to proceed with integration beginning June 1, 2003, EME has requested expedited treatment of its request for clarification or rehearing.

Midwest Generation's ability to transmit energy to counterparty delivery points to consummate spot sales and hedging transactions may be affected by transmission service limitations and constraints and new standard market design proposals proposed by and currently pending before the FERC.  Although the FERC and the relevant industry participants are working to minimize such issues, Midwest
Generation cannot determine how quickly or how effectively such issues will be resolved.

Homer City Facilities

Electric power generated at the Homer City facilities is sold under bilateral arrangements with domestic utilities and power marketers pursuant to transactions with terms of two years or less, or to the PJM or the NYISO.  These pools have short-term markets, which establish an hourly clearing price.  The Homer City facilities are situated in the PJM control area and are physically connected to high-voltage transmission lines serving both the PJM and NYISO markets.  The Homer City facilities can also transmit power to the Midwestern United States.

The following table depicts the average market prices per megawatt-hour in PJM during the first quarters of 2003 and 2002:

                                                                    24-Hour PJM
                                                             Historical Energy Prices*
---------------------------------------------------------------------------------------------------------------
                                                              2003              2002
---------------------------------------------------------------------------------------------------------------
                           January                          $ 36.56           $ 20.52
                           February                           46.13             20.62
                           March                              46.85             24.27
---------------------------------------------------------------------------------------------------------------
                           Quarterly Average                $ 43.18           $ 21.80
---------------------------------------------------------------------------------------------------------------

                           *  Energy prices were calculated at the Homer City busbar (delivery point) using historical hourly prices provided on the PJM-ISO web-site.

As shown on the above table, the average historical market prices at the Homer City busbar (delivery point) during the first three months of 2003 were significantly higher than the average historical market prices during the first three months of 2002.  Forward market prices in PJM fluctuate as a result of a number of factors, including natural gas prices, transmission congestion, changes in market rules, electricity demand, which is affected by weather and economic growth, and the amount of existing and planned power plant capacity.  The actual spot prices for electricity delivered into these markets may vary materially from the forward market prices.

Sales made in the real-time or day-ahead market receive the actual spot prices at the Homer City busbar.  In order to mitigate price risk from changes in spot prices at the Homer City busbar, EME may enter into forward contracts with counterparties for forecasted generation in future periods.  Currently, there is not a liquid market for entering into forward contracts at the Homer City busbar.
A liquid market does exist for delivery to a collection of delivery points known as PJM West Hub, which EME's price risk management activities use to enter into forward contracts.  EME's revenue with respect to such forward contracts include:

o    sales of actual generation in the amounts covered by such forward contracts with reference to PJM spot prices at the Homer
     City busbar, plus or minus,

o    sales to third parties under such forward contracts at designated delivery points (generally the PJM West Hub) less the cost of purchasing power at spot prices at the same designated delivery points to fulfill obligations under such forward contracts.

Under the PJM market design, locational marginal pricing (sometimes referred to as LMP) has the effect of reducing prices at those delivery points affected by transmission congestion and raising prices at points which are free of the congestion.  During the past
12 months, an increase in transmission congestion between the Homer City facilities and delivery points east has resulted in prices at the Homer City facilities being lower than those at PJM West Hub, which is east of the Homer City facilities.  Thus, while forward prices at PJM West Hub have historically been higher than the prices at the Homer City busbar by less than 5%, increased congestion during the last 12 months between the Homer City facilities and points east has resulted in prices at PJM West Hub being on average 11% higher than those at the Homer City busbar.

By entering into forward contracts using the PJM West Hub as the delivery point, EME is exposed to "basis risk," which occurs when forward contracts are executed on a different basis (in this case, PJM West Hub) than the actual point of delivery (Homer City busbar).  In order to mitigate basis risk resulting from forward contracts using PJM West Hub as the delivery point, EME has participated in purchasing firm transmission rights in PJM, and may continue to do so in the future.  A firm transmission right provides the holder with a financial instrument to receive actual spot prices at one point of delivery and pay spot prices at another point of delivery.  Accordingly, EME's price risk management activities include using firm transmission rights alone or in combination with forward contracts to manage changes in prices within the PJM market.

The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the PJM West Hub at
March 31, 2003:

                                                                 24-Hour PJM West
                                                              Forward Energy Prices*
---------------------------------------------------------------------------------------------------------------
                           2003
---------------------------------------------------------------------------------------------------------------
                           April                                     $ 42.67
                           May                                         41.43
                           June                                        44.10
                           July                                        53.24
                           August                                      49.55
                           September                                   39.43
                           October                                     36.28
                           November                                    34.86
                           December                                    36.60
---------------------------------------------------------------------------------------------------------------
                           2004 Calendar "strip"(1)                    34.97
---------------------------------------------------------------------------------------------------------------

                           (1) Market price for energy purchases for the entire calendar year, as quoted for sales into the PJM West Hub.

                           *   Energy prices were determined by obtaining broker quotes and other public sources for the PJM West Hub delivery point.  Forward prices at PJM West are generally higher than the prices at the Homer City busbar.

The ability of EME's subsidiary, EME Homer City, to make payments under the long-term lease entered into as part of the sale-leaseback transaction discussed under "Off-Balance Sheet Transactions--EME's Off-Balance Sheet Transactions--Sale-Leaseback
Transactions," in the year-ended 2002 MD&A, depends on revenue generated by the Homer City facilities, which depend in part on the market conditions for the sale of capacity and energy.  These market conditions are beyond EME's control.

New Zealand

Contact Energy generates about a quarter of New Zealand's electricity and is the largest retailer of natural gas and electricity in
New Zealand.  A substantial portion of Contact Energy's generation output is matched with the demand of its retail electricity customers or sold through forward contracts with other wholesale electricity counterparties.  The forward contracts and/or option contracts have varying terms that expire on various dates through June 30, 2010, although the majority of the forward contracts are short term (less than two years).

The New Zealand Government released a Government Policy Statement in December 2001, which called for the industry to rationalize the three existing industry codes, form a single governance structure and address transmission investment and pricing issues.

During 2001, an amendment to the Electricity Act of 1992 was passed that laid out the form that regulation would take if the industry does not heed the government's call.  A draft single governance code was presented to the New Zealand Commerce Commission for approval early in 2002.  In October 2002, the Commerce Commission approved the new arrangements in the form of a rulebook for the self-governance of the electricity sector, with some conditions attached.  The market participants are currently voting to determine whether the rulebook will be adopted.  It is currently anticipated that the vote will not succeed and that a government-imposed body will be formed.  The New Zealand Government is therefore currently progressing with plans for a Crown Electricity Governance Board, which is likely to be substantially based on the single rule book created following the earlier Government Policy Statement.  Under this model, the Governance Board will be responsible for acting on government policy and will implement measures approved by regulation.

While these arrangements have been progressing, several events in the months leading to the winter of 2003 in New Zealand have raised concerns about the security of supply in the country.  Wholesale electricity prices have risen in response to:  dry hydro conditions, higher-than-expected demand, and anticipated restrictions on the availability of thermal fuel.  Further, there are concerns that new investment in generation has not been forthcoming with the risk that similar shortages may arise in subsequent years.  In March 2003, the Government responded to these conditions by suggesting that significant changes may be required to the electricity market to avoid the risk of insufficient supply in the future.  In early May 2003, the Government issued a statement suggesting that the market would be retained, but that a mechanism would be introduced to operate alongside the market to ensure that there is sufficient standby generation to meet potential shortages in the future.  Fuller details of this mechanism are expected to be announced towards the end of May 2003 or in June 2003.

Credit Risks

In conducting EME's price risk management and trading activities, EME contracts with a number of utilities, energy companies and financial institutions.  Due to factors beyond EME's control, market liquidity has decreased significantly since the beginning of
2002, and a number of formerly significant trading parties have completely withdrawn from the market or substantially reduced their trading activities.  The reduction in the credit quality of traditional trading parties increases EME's credit risk. In addition, the decrease in market liquidity may require EME to rely more heavily on wholesale electricity sales to wholesale customer markets, which may also increase EME's credit risk.  While various industry groups and regulatory agencies have taken steps to address market liquidity, transparency and credit issues, there is no assurance as to when, or how effectively, such efforts will restore market confidence. In the event a counterparty were to default on its trade obligation, EME would be exposed to the risk of possible loss associated with reselling the contracted product at a lower price if the non-performing counterparty were unable to pay the resulting liquidated damages owed to EME.  Further, EME would be exposed to the risk of non-payment of accounts receivable accrued for products delivered prior to the time such counterparty defaulted.

To manage credit risk, EME looks at the risk of a potential default by its counterparties.  Credit risk is measured by the loss EME would record if its counterparties failed to perform pursuant to the terms of their contractual obligations.  EME has established controls to determine and monitor the creditworthiness of counterparties and uses master netting agreements whenever possible to mitigate its exposure to counterparty risk.  EME may require counterparties to pledge collateral when deemed necessary.  EME tries to manage the credit in its portfolio based on credit ratings using published ratings of counterparties and other publicly disclosed information, such as financial statements, regulatory

filings, and press releases, to guide it in the process of setting credit levels, risk limits and contractual arrangements including master netting agreements.  The credit quality of EME's counterparties is reviewed regularly by EME's risk management committee.  In addition to continuously monitoring its credit exposure to its counterparties, EME also takes appropriate steps to limit or lower credit exposure.  Despite this, there can be no assurance that EME's actions to mitigate risk will be wholly successful or that collateral pledged will be adequate.

EME measures credit risk exposure from counterparties of its merchant energy activities by the sum of: (i) 60 days of accounts receivable, (ii) current fair value of open positions, and (iii) a credit value at risk. EME's subsidiaries enter into master agreements and other arrangements in conducting price risk management and trading activities, which typically provide for a right of setoff in the event of bankruptcy or default by the counterparty.  Accordingly, EME's credit risk exposure from counterparties is based on net exposure under these agreements. The credit ratings of EME's counterparties were as follows:

              In millions                                           March 31, 2003
-------------------------------------------------------------------------------------------------------------
              S&P Credit Rating:
              A or higher                                              $   31
              A-                                                           10
              BBB+                                                         67
              BBB                                                          56
              BBB-                                                          1
-------------------------------------------------------------------------------------------------------------
              Total                                                    $  165
-------------------------------------------------------------------------------------------------------------

Exelon Generation accounted for 19% and 30% of nonutility power generation revenue for the first quarters of 2003 and 2002, respectively.  The percentage is less in 2003 because a smaller number of plants are subject to contracts with Exelon Generation.
See "--Commodity Price Risk--Illinois Plants."  Any failure of Exelon Generation to make payments to Midwest Generation under the power purchase agreements could result in a shortfall of cash available for Midwest Generation to meet its obligations.  A default by
Midwest Generation in meeting its obligations could in turn have a material adverse effect on EME.

EME's contracted power plants and the plants owned by unconsolidated affiliates in which EME owns an interest sell power under long-term power purchase agreements.  Generally, each plant sells its output to one counterparty.  Accordingly, a default by a counterparty under a long-term power purchase agreement, including a default as a result of a bankruptcy, would likely have a material adverse affect on the operations of such power plant.

Edison Capital's Market Risks

Edison Capital is exposed to interest rate risk, foreign currency exchange rate risk and credit and performance risk that could adversely affect its results of operations or financial position.

Credit and Performance Risk

Edison Capital has leased three aircraft to American Airlines.  American Airlines is reporting significant operating losses, and there is concern that American Airlines may file bankruptcy.  If American files bankruptcy, or otherwise defaults in making its lease payments, the lenders with a security interest in the aircraft or leases may exercise remedies that could lead to a loss of some or all of Edison Capital's investment in the aircraft plus any accrued interest.  The total maximum loss exposure to Edison Capital in
2003 is $48 million.  A voluntary restructure of the lease could also result in a loss of some or all of the investment.  At March
31, 2003, American Airlines was current in its lease payments and was publicly expressing a desire to avoid bankruptcy.

SCE'S REGULATORY MATTERS

This section of MD&A presents updates to SCE's regulatory matters using three main subsections:  generation and power procurement, transmission and distribution, and other regulatory matters.

Generation and Power Procurement

CPUC Litigation Settlement Agreement

In 2001, SCE and the CPUC entered into a settlement of SCE's lawsuit against the CPUC, which sought a ruling that SCE is entitled to full recovery of its past procurement-related costs.  A key element of the settlement agreement was the establishment of a $3.6 billion rate-recovery mechanism called the PROACT as of August 31, 2001.  Other provisions of the settlement agreement are described in the "CPUC Litigation Settlement Agreement" disclosure in the year-ended 2002 MD&A.  TURN, a consumer advocacy group, and other parties appealed to the federal court of appeals seeking to overturn the stipulated judgment of the district court that approved the settlement agreement.  On March 4, 2002, the United States Court of Appeals for the Ninth Circuit heard argument on the appeal, and on September 23, 2002 the court issued its opinion.

In its opinion, the federal court of appeals affirmed the district court on all claims, with the exception of the challenges founded upon California state law, which the appeals court referred to the California Supreme Court.  In sum, the appeals court concluded that none of the substantive arguments based on federal statutory or constitutional law compelled reversal of the district court's approval of the stipulated judgment.

However, the appeals court stated in its opinion that there is a serious question whether the settlement agreement violated state law, both in substance and in the procedure by which the CPUC agreed to it.  The appeals court added that if the settlement agreement violated state law, the CPUC lacked capacity to consent to the stipulated judgment, and the stipulated judgment would need to be vacated.  The appeals court indicated that, on a substantive level, the stipulated judgment appears to violate California's electric industry restructuring statute providing for a rate freeze.  The appeals court also indicated that, on a procedural level, the stipulated judgment appears to violate California laws requiring open meetings and public hearings.  Because federal courts are bound by the pronouncements of the state's highest court on applicable state law, and because the federal appeals court found no controlling precedents from California courts on the issues of state law in this case, the appeals court issued a separate order certifying those issues in question form to the California Supreme Court and requested that the California Supreme Court accept certification.

The California Supreme Court accepted the certification, reformulated one of the certified questions as SCE had requested, and set a briefing schedule that will be followed by oral argument.  SCE and the CPUC filed their respective opening briefs concerning the merits of the certified questions on December 20, 2002.  TURN filed its answering brief on January 24, 2003 and SCE and the CPUC filed reply briefs on February 13, 2003.  In addition, the California Supreme Court requested that the parties provide supplemental briefing with respect to an issue related to California's open meeting laws.  The parties have complied with this directive from the court.  Various third parties, including the Governor of California, submitted friend-of-the-court briefs concerning the certified questions, and SCE and TURN filed answering briefs, which responded to various points raised in the friend-of-the-court briefs.  The
California Supreme Court has scheduled oral arguments for May 27, 2003.  Once the California Supreme Court issues its decision on the certified questions, the matter will return to the Ninth Circuit, which in turn should be guided by the California Supreme Court's answers and interpretations of state law.  In the meantime, the case is stayed in the federal appellate court.  SCE continues to operate under the settlement agreement.  SCE continues to believe it is probable that SCE ultimately will recover its past procurement costs through regulatory mechanisms, including the PROACT.  However, SCE cannot predict with certainty the outcome of the pending legal proceedings.

PROACT Regulatory Asset

In accordance with the settlement agreement and an implementing resolution adopted by the CPUC, in the fourth quarter of 2001, SCE established the PROACT regulatory balancing account, with an initial balance of $3.6 billion reflecting the net amount of past procurement-related liabilities to be recovered by SCE.  Each month, SCE applies to the PROACT the positive or negative difference between SCE's revenue from retail electric rates (including surcharges) and the costs that SCE is authorized by the CPUC to recover in retail electric rates.  The balance in the PROACT regulatory balancing account was $574 million at December 31, 2002, $640 million at March 31, 2003 and $512 million at April 30, 2003.  The balance in the PROACT reflects the transfer of $209 million of risk management hedging costs allowed by the CPUC in February 2003, an allocation adjustment for CDWR energy purchases and reduced surplus revenue used to recover PROACT due to the San Onofre outage.  SCE believes it will recover the PROACT balance during the summer of
2003.  Potential factors that could change SCE's estimate of the timing of PROACT recovery are described in the "PROACT Regulatory
Asset" disclosure in the year-ended 2002 MD&A.

The following is an update on various regulatory proceedings impacting the timing of PROACT recovery:

Direct Access Proceedings

Direct Access - Historical Procurement Charge

From 1998 through mid-September 2001, SCE's customers were able to choose to purchase power directly from an energy service provider other than SCE (thus becoming direct access customers) or continue to purchase power from SCE.  (Customers who continue to purchase power from SCE are referred to as bundled service customers.)  On March 21, 2002, the CPUC issued a final decision affirming that new direct access arrangements entered into by SCE's customers after September 20, 2001 are invalid.  This decision did not affect direct access arrangements in place before that date.  Direct access customers receive a credit for the generation costs SCE saves by not serving them.  Electric utility revenue is reported net of this credit.  Because of this credit, direct access power purchases resulted in additional undercollected power procurement costs to SCE during 2000 and 2001.  On July 17, 2002, the CPUC issued an interim decision to establish a nonbypassable historical procurement charge requiring direct access customers to pay $391 million of
SCE's past power procurement costs and directed SCE to reduce the PROACT balance by $391 million and create a new regulatory asset for the same amount.  Several parties filed applications for rehearing of the interim decision with the CPUC, which were later denied.  Several parties also filed petitions for review of the interim decision with the California Supreme Court.  The petitions filed with the California Supreme Court were held pending the CPUC's ruling on the applications for rehearing.  In March 2003, two petitions for review were filed with the California Supreme Court.  SCE cannot predict with certainty the outcome of the petitions before the California Supreme Court.

The historical procurement charge is to be collected from direct access customers by reducing their existing generation credit by
2.7(cent)per kWh (effective July 27, 2002) until the CPUC issued and implemented an order to determine a surcharge for direct access customers' share of the CDWR's costs, as discussed in the paragraph below.  Once that surcharge was implemented on January 1, 2003, the contribution by direct access customers to the historical procurement charge was reduced from 2.7(cent)per kWh to 1(cent)per kWh for the collection of the $391 million, with the remainder of the 2.7(cent)per kWh utilized for CDWR's costs associated with direct access customers.  On October 16, 2002, SCE filed a petition with the CPUC to modify the historical procurement charge interim decision to provide that

direct access customers be responsible for $497 million of SCE's past procurement costs.  In subsequent testimony, SCE reduced its request to $493 million.  Evidentiary hearings on SCE's petition to modify were held on March 4, 2003, and a decision is expected in mid-2003.  Once the interim decision becomes permanent, SCE will evaluate whether a new regulatory asset could be created.  If such a regulatory asset were created, the net effect of this action would be to accelerate PROACT recovery.

Direct Access - Exit Fees

On November 7, 2002, the CPUC issued a decision assigning responsibility for a portion of four other cost categories to the direct access customers.  The first category consists of the CDWR's power procurement costs incurred between January 17, 2001 and
September 30, 2001.  The CDWR sold approximately $11 billion in bonds in fourth quarter 2002 to finance a portion of the costs incurred during the California energy crisis.  The CPUC decision stated that the direct access customers were responsible for paying a portion of the CDWR bond charge to recover the principal and financing costs associated with these bonds.  The second category relates to the CDWR's power procurement costs for the last quarter of 2001 and the year 2002.  The CPUC stated that direct access customers must pay a share of these costs to make bundled service customers indifferent to suspension by the CPUC of the direct access program on September 20, 2001.  The third category includes the CDWR long-term contract costs for 2003 and beyond.  The CPUC decision stated that a portion of these costs must be paid by direct access customers to keep bundled service customers indifferent to the later suspension of direct access on the premise that the CDWR signed some of its long-term contracts with the expectation of serving the load that switched to direct access after July 1, 2001.  Finally, the last category relates to the above-market costs of
SCE's utility retained generation (e.g., QFs' contract costs) that pursuant to AB 1890 are to be recovered from all customers on an ongoing basis.  The CPUC decision stated that:  (1) the bond charge is applicable to all direct access customers except those who were continuously on direct access and never used any CDWR power (less than 1% of SCE's load); (2) the next two categories of costs are applicable to direct access customers who took bundled service at any time after February 1, 2001; and (3) the last category is applicable to all direct access customers, including continuous direct access customers.

Evidentiary hearings to reassess the 2.7(cent)per kWh cap on the amount of exit fees to be paid by direct customers were conducted in
April 2003, and a decision is expected in May or June 2003.  If revised, the new cap is expected to take effect on July 1, 2003.  The exact amount of exit fees to be paid by direct access customers will be determined on an annual basis after the CDWR's submits its requested revenue requirement to the CPUC.  In a separate decision, the CPUC adopted similar exit fees for customers who install their own generation facilities or arrange to purchase power from another entity that installs generation facilities on or adjacent to their property.  In addition, the CPUC issued two proposed decisions to impose similar exit fees on customers whose load would be served by a municipal entity.

Direct Access - Switching Exemptions

Under the switching exemptions, direct access customers with a pre-September 20, 2001 contract with an energy service provider are allowed to switch back and forth between bundled service and direct access.  In a May 8, 2003 decision, the CPUC allowed the continuation of switching, but adopted rules to regulate and restrict it.  Among these rules are:

o    Direct access customers are only allowed to return to bundled service on a transitional basis for a period of 60 days, while switching from one energy service provider to another, or for similar reasons where a temporary "safe harbor" is needed.  After this 60-day transition period, they must remain on bundled service for three years.  While in the safe harbor these customers must pay all incremental short term powers costs incurred on their behalf and the applicable direct access exit fees.

o    Direct access customers who switch back to bundled service other than for transition purposes must stay on bundled service for a minimum three-year period.

o    Direct access customers intending to return to bundled service for other than transition purposes must provide a six-month advance notice.  Similarly, if a customer intends to return to direct access after satisfying its three year minimum stay on bundled service, it must provide six-months advance notice.

o    Direct access customers returning to bundled service will be responsible for any exit fee undercollection, due to the 2.7(cent)
     per kWh cap, incurred will they received direct access service.

The impact of the CPUC's decisions on direct access cost responsibilities are incorporated into SCE's current projection of the timing of PROACT recovery.

Hedging Cost Recovery Decision

Pursuant to its authority mentioned in "--CPUC Litigation Settlement Agreement," SCE purchased $209 million in hedging instruments
(gas call options) in late 2001 to hedge a majority of its natural gas price exposure associated with QF contracts for 2002 and
2003.  A February 13, 2003 CPUC decision allowed SCE to transfer the entire $209 million into the PROACT regulatory asset during first quarter 2003.  SCE has incorporated this decision into its current projection of the timing of PROACT recovery.

CDWR Power Purchases and Revenue Requirement Proceedings

In accordance with an emergency order signed by the governor, the CDWR began making emergency power purchases for SCE's customers on
January 17, 2001.  Amounts SCE bills and collects from its customers for electric power purchased and sold by the CDWR are remitted directly to the CDWR and are not recognized as revenue by SCE.  In February 2001, AB 1X (First Extraordinary Session, AB 1X) was
enacted into law.  AB 1X authorized the CDWR to enter into contracts to purchase electric power and sell power at cost directly to
SCE's retail customers, and authorized the CDWR to issue bonds to finance electricity purchases.  In addition, the CPUC is responsible for allocating the CDWR's revenue requirement among the customers of SCE, Pacific Gas and Electric (PG&E), and San Diego Gas &
Electric (SDG&E).

As discussed in the "CDWR Power Purchases and Revenue Requirement Proceedings" disclosure in the year-ended 2002 MD&A, the CPUC has allocated to SCE's customers:  $3.5 billion of total power procurement revenue requirement of $9 billion for the period 2001 and
2002; $331 million of the 2003 bond charge revenue requirement of $745 million; and approximately $1.9 billion of the total 2003 power procurement revenue requirement of $4.5 billion.  The CPUC has not yet ruled on issues relating to the true-up of the CDWR's
2001-2002 revenue requirement and the allocation to each utility.  A true-up of the CDWR's revenue requirement, as well as the additional allocation of contracts, is not incorporated into SCE's current projection of the timing of PROACT recovery.

Generation Procurement Proceedings

The CPUC's Order Instituting Rulemaking, issued in October 2001, establishes the policies and mechanisms necessary for SCE and the other major California electric utilities to resume power procurement as of January 1, 2003.  In 2002, the CPUC issued four decisions:  (1) on August 22, 2002, regarding transitional procurement contracts; (2) on September 19, 2002, regarding the allocation of contracts previously entered into by the CDWR among the three major California utilities; (3) on October 24, 2002, for the resumption of power procurement activities by these utilities on January 1, 2003, and adoption of a regulatory framework for such activities; and (4) on December 19, 2002, concerning SCE's short-term procurement plan for 2003.  See the "SCE's Regulatory Matters--

Generation Procurement Proceedings" in the year-ended 2002 MD&A for detailed discussion of these matters.  SCE has filed numerous applications for rehearing and petitions for modifications of those decisions and, on March 4, 2003, filed a motion for consolidated consideration urging the CPUC to conduct a comprehensive review of its procurement decisions.

On December 24, 2002 and January 14, 2003, SCE filed advice letters seeking CPUC approval of six renewable contracts provisionally entered into by SCE pursuant to the August 22, 2002 decision on transitional procurement contracts.  On January 30, 2003, the CPUC issued a resolution approving four of the six contracts.  An additional renewable contract was approved by the CPUC resolution issued
May 8, 2003.  The CPUC is expected to rule on the remaining contract in the second quarter of 2003.

On February 3, 2003, SCE filed a petition for modification regarding the CPUC's December 19, 2002 decision.  Among other things, the petition requested clarification of the cap on SCE's maximum disallowance risk exposure and extension of the cap's scope to all procurement activities.  The CPUC has issued two proposed decisions.  While both proposed decisions clarify the level of cap, only one of them would expand the cap to cover all procurement-related activities.  The proposed decisions, which are scheduled for decision on May 22, 2003, largely adopt the other modifications requested.  SCE also filed a second petition for modification, on
March 14, 2003, regarding hedging restrictions and the definition of least cost dispatch.  No action has been taken on the second petition.

In accordance with the CPUC's October 24, 2002 decision, SCE filed its long-term resource plan on April 15, 2003.  SCE's long-term resource plan included two plans, a preferred plan and an interim plan.  The preferred plan contains long-term commitments that will encourage investment in new generation and transmission infrastructure, increase long-term reliability and decrease price volatility.  These commitments include:

o    a significant increase in cost-effective energy efficiency and demand response investments;

o    renewable contracts that will meet or exceed the requirements of the Renewable Portfolio Standard (see below);

o    a substantial increment of new utility or third-party owned generation resources; and

o    at least two new major transmission projects that will provide the state of California access to a diverse set of generating resources and help facilitate a more competitive wholesale market.

The interim plan, by contrast, relies exclusively on new short- and medium-term contracts with no long-term resource commitments
(except for new renewable contracts).  In its filing, SCE maintained that implementation of its preferred plan requires resolution of various issues including (1) stabilizing SCE's customer base; (2) restoring SCE's investment-grade creditworthiness;
(3) restructuring regulations regarding energy efficiency and demand response programs; (4) removing barriers to transmission development; (5) modifying prior decisions, which impede long-term procurement; and (6) adopting a commercially realistic cost-recovery framework that will enable utilities to obtain financing or enable contracting for new generation.

SCE expects to file its 2004 short-term procurement plan on May 15, 2003.  Hearings on the short-term plan and certain key issues in the long-term plan are expected to take place in July and August 2003.

As described in the year-ended 2002 MD&A, Senate Bill (SB) 1078 was signed into law in September 2002 and provides for SCE and other
California utilities to increase their procurement of renewable resources.  Pursuant to a ruling of the CPUC's assigned administrative law judge, issues related to implementation of Renewable Portfolio Standard issues in SB 1078 are being determined on a separate,

expedited schedule.  Testimony on the implementation of SB 1078 was filed and hearings were held in April 2003.  A preliminary decision on Renewables Portfolio Standard issues is expected in June 2003, followed by a report by the CPUC to the Legislature on
June 30, 2003.

CDWR Contracts

On December 19, 2002, the CPUC adopted an operating order under which SCE, PG&E, and SDG&E perform the operational, dispatch, and administrative functions for the CDWR's long-term power purchase contracts, beginning January 1, 2003.  The operating order sets forth the terms and conditions under which the three utility companies administer the CDWR contracts and requires the utility companies to dispatch all the generating assets within their portfolios on a least-cost basis for the benefit of their ratepayers.
PG&E and SDG&E filed an emergency motion in which they sought to substitute their negotiated operating agreements with the CDWR for the CPUC's operating order.  In March 2003, the CPUC approved the negotiated operating agreements with the CDWR submitted by PG&E and
SDG&E, subject to certain modifications.  Those modifications included eliminating provisions which would permit termination of the agreements by the utilities, a provision which would permit additional guidance from the CDWR as to the performance of the utilities'
obligations, a provision which would permit the direct collection from the CDWR of fees for administering the CDWR contacts and certain other provisions that permit the CDWR to direct the actions of the utilities under the contracts.  The decision also required
PG&E, SDG&E and SCE to file gas supply plans for the purchase of natural gas for the CDWR contracts allocated to the utilities.
SCE's gas supply plan was filed on April 18, 2003.  The CPUC also approved amendments to the servicing agreements between the utilities and the CDWR relating to transmission, distribution, billing, and collection services for the CDWR's purchased power.  The servicing order issued by the CPUC identifies the formulas and mechanisms to be used by SCE to remit to the CDWR the revenue collected from SCE's customers for their use of energy from the CDWR contracts that have been allocated to SCE.

Transmission and Distribution

2003 General Rate Case Proceeding

On May 3, 2002, SCE filed its formal application for the 2003 GRC, requesting a revenue requirement increase of $287 million over
2000 recorded revenue.  The requested revenue increase is primarily related to capital additions, updated depreciation costs and projected increases in pension and benefit expenses.  In October 2002, the CPUC's Office of Ratepayer Advocates issued its testimony and recommended a $172 million decrease in SCE's base rates.  Several other intervenors have also proposed further reductions to
SCE's request or have made other substantive proposals regarding SCE's operations.  Evidentiary hearings were concluded in March
2003.  On April 18, 2003, SCE filed its post-hearing opening brief, reducing its requested increase from $286 million to $248 million.  On April 30, 2003, the CPUC ordered SCE to shorten and refile its opening brief by May 14, 2003 and file a reply brief by
May 28, 2003.

During the proceeding, the CPUC's Office of Ratepayer Advocates was granted a three-month extension to submit its testimony, which moved other procedural milestones by three months, including the expected date for a final decision.  In response to the extension of the proceeding schedule, SCE filed a motion requesting authorization to establish an account tracking SCE's requested revenue requirement during the period between May 22, 2003, the date a final decision was originally expected, and the date a final decision is adopted.  This would effectively allow the final decision in the general rate case to apply to the account, with the amounts tracked becoming subject to recovery or refund depending on the outcome of the proceeding.  A proposed decision was issued approving
SCE's request to track the revenue requirement and is on the agenda for the CPUC's May 22, 2003 conference.  A final decision on the general rate case proceeding is expected in the third quarter of 2003.

Cost of Capital Filing

SCE's annual cost of capital applications with the CPUC are required to be filed by May 8 of each year, with decisions rendered in such proceedings becoming effective for the following year.  On April 1, 2003, SCE filed a petition with the CPUC seeking to eliminate the 2004 proceeding.  This would result in SCE's 2003 cost of capital decision, issued on November 7, 2002, remaining in effect throughout 2004.  The CPUC has granted a temporary extension of SCE's filing deadline to July 8, 2003 while it considers SCE's request.  On April 24, 2003, the CPUC's Office of Ratepayer Advocates filed a response to SCE's petition supporting SCE's request for eliminating the 2004 proceeding.

Transmission Overhead Proceeding

Since the initiation of the ISO in April 1998, transmission cost recovery has been under the FERC authority.  In July 2000, the FERC issued a final decision in SCE's 1998 FERC transmission rate case in which it ordered a reduction of approximately $38 million to
SCE's proposed annual base transmission revenue requirement of $213 million.  Of the total reduction of $38 million, about $24 million was associated with the FERC's rejection of SCE's proposed method for allocating overhead costs to transmission operations.  SCE filed for rehearing of the FERC decision in August 2000, asking that the FERC reconsider the decision assuming that the CPUC does not allow SCE to recover the $24 million in CPUC jurisdictional rates.  SCE continued to collect the $24 million annually in FERC rates subject to refund until new transmission rates became effective on September 1, 2002.  In February 2001, SCE filed with the CPUC a request to recover in CPUC rates the overhead costs not permitted in FERC rates (amounting to $108 million as of March 31, 2003).  On
May 6, 2003, the assigned CPUC administrative law judge issued a proposed decision rejecting the request.  SCE intends to challenge this proposed decision on the grounds that the costs at issue were already found to be reasonable by the CPUC in SCE's 1995 general rate case, and SCE is being denied the recovery of these costs solely due to different methodologies employed by the CPUC and the
FERC for allocation of overhead costs which are not directly assignable to the transmission and distribution functions. A final CPUC decision on this matter is expected in June 2003.

Wholesale Electricity and Gas Markets

In response to a consolidated proceeding related to the justness and reasonableness of rates charged by sellers in the PX and ISO markets as described in the "SCE's Regulatory Matters--Wholesale Electricity Markets" disclosure in the year-ended 2002 MD&A, the FERC issued orders that initiated procedures for determining additional refunds arising from market manipulation by energy suppliers.  A new FERC staff report issued on March 26, 2003 found that there was pervasive gaming and market manipulation of the electric and gas markets in California and in the west coast and also described many of the techniques and effects of electric and gas market manipulation.  The FERC will be modifying the administrative law judge's initial decision of December 12, 2002 to reflect the fact that the gas indices used in the market manipulation formula overstated the cost of gas used to generate electricity.  Further enforcement actions by the FERC are expected. SCE cannot, at this time, determine the timing or amount of any potential refunds.
Under the settlement agreement with the CPUC, any refunds will be applied to reduce the PROACT balance until the PROACT is fully recovered.  After PROACT recovery is complete, 90% of any refunds will be refunded to ratepayers.

Other Regulatory Matters

Customer Rate-Reduction Plan

On January 17, 2003, SCE filed with the CPUC a detailed plan outlining how customer rates could be reduced later in 2003 when SCE expects to have completed recovery of uncollected procurement costs incurred on behalf of its customers during the California energy crisis and reflected in the PROACT.  In

its January 17, 2003 filing, SCE proposed that the CPUC apply rate reductions of about $1.3 billion in the same manner it applied a series of rate surcharges during the height of the energy crisis in 2001, primarily to rates paid by business and higher-use residential customers.  As originally proposed by SCE, after PROACT recovery is completed, bills for larger-use residential customers would have declined 8%, and average rates reduced 19% for small and medium business customers and 26% for larger-use business customers.  Under a settlement reached with the active parties to the proceeding, somewhat different rate reductions for customer groups have been proposed:  8% for residential, 18% for small business, 13% for medium business, and 19% for large business.  The settlement also calls for a modified procedure implementing those settlement rates, now with rates reduced sooner based on a forecast of PROACT recovery rather than later based on verification.  On April 23, 2003, SCE submitted the settlement to the CPUC for approval.  SCE cannot predict whether or not the CPUC will approve the settlement, or when.

ACQUISITIONS AND DISPOSITIONS

On March 3, 2003, Contact Energy, EME's 51% owned subsidiary, completed a transaction with NGC Holdings Ltd. to acquire the Taranaki
Combined Cycle power station and related interests.  The Taranaki station is a 357 MW combined cycle, natural gas-fired plant located near Stratford, New Zealand. Consideration for the Taranaki station consisted of a cash payment of approximately $275 million, which was financed with bridge loan facilities.  The bridge loan facilities were subsequently repaid with proceeds from the issuance of long-term U.S. dollar denominated notes.

During the first quarter of 2002, EME completed the sales of its 50% interests in the Commonwealth Atlantic and James River projects and its 30% interest in the Harbor project.  Proceeds received from the sales were $44 million.

NEW ACCOUNTING STANDARDS

Effective January 1, 2003, Edison International adopted a new accounting standard, Accounting for Asset Retirement Obligations, which requires entities to record the fair value of a liability for a legal asset retirement obligation in the period in which it is incurred.  When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset.  Over time, the liability is increased to its present value, and the capitalized cost is depreciated over the useful life of the related asset.  Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.  However, rate-regulated entities may recognize regulatory assets or liabilities as a result of timing differences between the recognition of costs in accordance with this standard and the recovery of costs through the rate-making process. Regulatory assets and liabilities may also be recorded if it is probable that the asset retirement obligation
(ARO) will be recovered through the rate-making process.

Edison International's impact of adopting this standard was:

o    SCE adjusted its nuclear decommissioning obligation to reflect the fair value of decommissioning its nuclear power facilities. SCE also recognized AROs associated with the decommissioning of coal-fired generation assets.

o    At December 31, 2002, SCE had accrued $2.3 billion to decommission its nuclear facilities and $12 million to decommission its share of a coal-fired generating plant, under accounting principles in effect at that time.  Of these amounts, $298 million to decommission its inactive nuclear facility was recorded in other long-term liabilities, and the remaining $2.0 billion was recorded as a component of the accumulated provision for depreciation and decommissioning on the consolidated balance sheets in the 2002 Annual Report.

o    As of January 1, 2003, SCE reversed the $2.3 billion it had previously recorded for decommissioning, recorded the fair value of its
     AROs of approximately $2.0 billion in the deferred credits and other liabilities section of the balance sheet, and increased its unamortized nuclear investment by $303 million.  The cumulative effect of a change in accounting principle from unrecognized accretion expense and adjustments to depreciation, decommissioning and amortization expense recorded to date was a $354 million after-tax gain, which under accounting standards for rate-regulated enterprises was deferred as a regulatory liability, partially offset by a $235 million deferred tax asset, as of January 1, 2003.  Accretion and depreciation expense resulting from the application of the new standard is expected to be approximately $143 million in 2003.  This cost will reduce the regulatory liability, with no impact on earnings.  As of March 31, 2003, SCE's ARO for its nuclear facilities totaled approximately
     $2.0 billion and its nuclear decommissioning trust assets had a fair value of $2.1 billion.  If the new standard had been in place on January 1, 2002, SCE's ARO as of that date would have been $1.98 billion.  Approximately $1.9 billion collected through rates for cost of removal of plant assets not considered to be legal obligations remain in accumulated depreciation and decommissioning.

o    As of January 1, 2003, EME's ARO was $17 million and EME recorded a cumulative effect adjustment that decreased net income by approximately $9 million, net of tax.  If the new standard had been applied retroactively in the three months ended March 31,
     2002, it would not have had a material effect on EME's results of operations.

In January 2003, an accounting interpretation was issued to address consolidation of variable-interest entities (VIEs).  The primary objective of the interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as VIEs.  This interpretation applies to VIEs created after January 31, 2003 and beginning July 1, 2003 applies to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003.

If an enterprise absorbs the majority of the VIE's expected losses or receives a majority of the VIE's expected residual returns, or both, it must consolidate the VIE.  An enterprise that is required to consolidate the VIE is called the primary beneficiary.
Additional disclosure requirements are also applicable when an enterprise holds a significant variable interest in a VIE, but is not the primary beneficiary.  In addition, financial statements issued after January 31, 2003 must include certain disclosures if it is reasonably possible that an enterprise will consolidate or disclose information about a VIE when this interpretation is effective.

Edison International has concluded that it is the primary beneficiary in several projects, including EME's Brooklyn Navy Yard project and Edison Capital's Storm Lake project, since it is at risk with respect to the majority of its losses and is entitled to receive the majority of its residual returns.  Accordingly, effective July 1, 2003, Edison International will consolidate these projects, which will increase total assets by approximately $447 million and total liabilities by approximately $528 million.  Edison
International expects to record a loss of approximately $77 million (of which $71 million is related to Brooklyn Navy Yard) as a cumulative accounting change as a result of consolidating these VIEs.

Edison International believes it is reasonably possible that certain partnership interests in energy projects are VIEs under this interpretation, as discussed below:

Edison International owns certain partnership interests in seven energy partnerships, which own a combined 3,098 MW of power plants.
The maximum exposure to loss from EME's interest in these energy partnerships is $1.1 billion at March 31, 2003.  Of this amount,
$542 million represents EME's investment in the 1,230 MW Paiton project and $305 million represents EME's investment in the 540 MW
EcoElectrica project.

EME owns a 50% interest in TM Star, which was formed for the limited purpose of selling natural gas to another affiliated project under a fuel supply agreement.  TM Star has entered into fuel purchase contracts with unrelated third parties to meet a portion of the obligations under the fuel supply agreement.  EME has guaranteed 50% of the obligation under the fuel supply agreement to this affiliated project.  The maximum loss is subject to changes in natural gas prices.  Accordingly, the maximum exposure to loss cannot be determined.

Edison  International is in the process of reviewing the entities  discussed above that have a reasonable  possibility of being VIEs to determine if it is the primary beneficiary.

FORWARD-LOOKING INFORMATION AND RISK FACTORS

In the preceding MD&A and elsewhere in this quarterly report, the words estimates, expects, anticipates, believes, predict, and other similar expressions are intended to identify forward-looking information that involves risks and uncertainties.  Actual results or outcomes could differ materially from those anticipated.  Risks, uncertainties and other important factors that could cause results to differ or that otherwise could impact Edison International and its subsidiaries, include, among other things:

o    the outcome of the pending appeal of the stipulated judgment approving SCE's settlement agreement with the CPUC, and the effects of other legal actions, if any, attempting to undermine the provisions of the settlement agreement or otherwise adversely affecting SCE;

o    the substantial amount of debt and lease obligations of MEHC, EME and their subsidiaries, including $911 million of debt maturing in December 2003 and $275 million of a credit facility expiring in September 2003, which presents the risk that MEHC,
     EME, and their subsidiaries might not be able to repay or refinance their obligations, raise additional financing for their future cash requirements, or provide credit support for ongoing operations;

o    the actions of securities rating agencies, including the determination of whether or when to make changes in ratings assigned to Edison International and its subsidiaries that are rated, the ability of Edison International, SCE, EME and Edison
     Capital to regain investment-grade ratings, and the impact of current or lowered ratings and other financial market conditions on the ability of the respective companies to obtain needed financing on reasonable terms and provide credit support;

o    changes in prices and availability of wholesale electricity, natural gas, other fuels, and transmission services, and other changes in operating costs, which could affect the timing of SCE's energy procurement cost recovery, or otherwise impact SCE's and EME's operations and financial results;

o    the operation of some of EME's power plants without long-term power purchase agreements, which may adversely affect EME's ability to sell the plant's output at profitable terms;

o    the substantial amount of EME's revenue derived under power purchase agreements with a single customer, which could adversely affect EME's results of operations and liquidity;

o    changing conditions in wholesale power markets, such as general credit constraints and thin trading volumes, that could make it difficult for EME or SCE to buy or sell power or enter into hedging agreements;

o    provisions in MEHC's, EME's and their subsidiaries' organizational and financing documents that limit their ability to, among other things, incur and repay debt, pay dividends, sell assets, and enter into specified transactions that they otherwise might enter into, which may impair their ability to compete effectively or to operate successfully under adverse economic conditions;

o    the possibility that existing tax allocation agreements may be terminated or may not operate as contemplated, for example, if the consolidated group does not have sufficient taxable income to use the tax benefits of each group member, or if any member ceases to be a part of the consolidated group;

o    actions by state and federal regulatory and administrative bodies setting rates, adopting or modifying cost recovery, holding company rules, accounting and rate-setting mechanisms, or otherwise changing the regulatory and business environments within which Edison International and its subsidiaries do business, as well as legislative or judicial actions affecting the same matters;

o    the effects of increased competition in energy-related businesses, including new market entrants and the effects of new technologies that may be developed in the future;

o    threatened attempts by municipalities within SCE's service territory to form public power entities and/or acquire SCE's facilities for customers;

o    the credit worthiness and financial strength of Edison Capital's counterparties worldwide in energy and infrastructure projects, including power generation, electric transmission and distribution, transportation, and telecommunications;

o    the effects of declining interest rates and investment returns on employee benefit plans and nuclear decommissioning trusts;

o    general political, economic and business conditions in the countries in which Edison International and its subsidiaries do business;

o    political and business risks of doing business in foreign countries, including uncertainties associated with currency exchange rates, currency repatriation, expropriation, political instability, privatization and other issues;

o    power plant operation risks, including equipment failures, availability, output and labor issues;

o    new or increased environmental requirements that could require capital expenditures or otherwise affect the operations and cost of Edison International and its subsidiaries, and possible increased liabilities under new or existing requirements; and

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

The Chief Executive Officer and the Chief Financial Officer of Edison International have evaluated the effectiveness of the design and operation of Edison International's disclosure controls and procedures as of May 12, 2003.  They have concluded that those disclosure controls and procedures, as of the evaluation date, were effective in ensuring that information required to be disclosed by Edison International in its reports filed with the SEC was (1) accumulated and communicated to Edison International's management, as appropriate to allow timely decisions regarding disclosure, and (2) recorded, processed, summarized, and reported within the time frames specified in the SEC's rules and forms.

The Chief Executive Officer and the Chief Financial Officer of Edison International also have concluded that there were no significant changes in Edison International's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

                         Southern California Edison Company

Navajo Nation Litigation

As previously reported in Part I, Item 3 of Edison International's Annual Report on Form 10-K for the fiscal year ended December 31,
2002 (2002 Form 10-K), on June 18, 1999, SCE was served with a complaint filed by the Navajo Nation in the United States District
Court for the District of Columbia (D.C. District Court) against Peabody Holding Company and certain of its affiliates (Peabody),
Salt River Project Agricultural Improvement and Power District, and SCE.  The complaint asserts claims against the defendants for, among other things, violations of the federal RICO statute, interference with fiduciary duties and contractual relations, fraudulent misrepresentation by nondisclosure, and various contract-related claims.

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
In its decision, the Court indicated that it was making no statements regarding, or findings in, the above federal civil court action.  The Navajo Nation filed an appeal and the Court of Appeals ruled that the Court of Claims did have jurisdiction to award damages and remanded the case for that purpose.  The United States filed for a Writ of Certiorari to the United States Supreme Court
which was granted.  On March 4, 2003, the Supreme Court issued its majority decision reversing the decision of the Court of
Appeals.   The Supreme Court concluded that there was no breach of a fiduciary duty and that the Navajo Nation did not have a right to relief against the Government.  Based on the Supreme Court's analysis, SCE filed on April 28, 2003, a motion to dismiss or, in the alternative, for summary judgment in the D.C. District Court action.  The motion remains pending.

CPUC Litigation and Settlement

As previously reported in Part I, Item 3 of Edison International's 2002 Form 10-K, in November 2000, SCE filed a lawsuit against the
CPUC in federal district court seeking a ruling that SCE is entitled to full recovery of its electricity procurement costs incurred during the energy crisis in accordance with the tariffs filed with the FERC.  See the discussion, which is incorporated herein by this reference, in Part 1, Item 2, Management's Discussion and Analysis of Results of Operation and Financial Condition under "SCE'S
REGULATORY MATTERS - CPUC Litigation Settlement Agreement" for a description of SCE's lawsuit against the CPUC, its settlement, and the appeal of the stipulated judgment approving the settlement.

DTSC Enforcement Action

SCE has received a Draft Enforcement Order and related documents from the California Department of Toxic Substances Control (DTSC),
seeking penalties totaling $383,400.  The DTSC alleges that SCE failed, during a 13 month period ending in March 2002, to properly maintain prescribed levels of financial assurance in connection with its on-site management of hazardous waste at the San Onofre
Nuclear Generating Station.  SCE has the right to request a meeting with the DTSC, as well as to a hearing before an administrative law judge, to resolve these allegations.

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

           3.3      Amended Bylaws of Edison International as adopted by the Board of Directors on January 1, 2002 (File No. 1-9936,
                    Form 10-K for year ended December 31, 2001)*

           10.1     Terms of 2003 stock option and performance share awards under the Equity Compensation Plan or the 2000 Equity Plan

           10.2     Retention Incentive Award for Harold B. Ray (File No. 1-2313, filed as Exhibit 10.2 to the SCE Form 10-Q for the quarter ended March 31, 2003)*

           99       Statement Pursuant to 18 U.S.C. 1350

----------------
* Incorporated by reference pursuant to Rule 12b-32.

(b)        Reports on Form 8-K:

              Date of Report             Date Filed            Item(s) Reported
              December 20, 2002          January 9, 2003              5
              January 17, 2003           January 17, 2003             5

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

May 13, 2003

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

Date:  May 13, 2003

                                                               /s/ JOHN E. BRYSON
                                                               ------------------
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

Date:  May 13, 2003

                                                      /s/ THEODORE F. CRAVER, JR.
                                                      ---------------------------
                                                        THEODORE F. CRAVER, JR.
                                           Executive Vice President, Chief Financial Officer
                                                             and Treasurer