Form 10-K
period 2003-12-31
EDISON INTERNATIONAL
filed 2004-03-15
CIK 827052

===================================================================================================================

                                                       UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                     FORM 10-K

(Mark One)

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                         December 31, 2003
                         ------------------------------------------------------------------------------------------

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to
                               -------------------------    -------------------------------------------------------

                                           Commission File Number 1-9936

                                               EDISON INTERNATIONAL
                              (Exact name of registrant as specified in its charter)

                      California                                                            95-4137452
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
Yes |X|    No |_|

The   aggregate   market  value  of   registrant's   voting  stock  held  by   non-affiliates   was   approximately
$5,353,078,114.58  on or about June 30,  2003,  based upon prices  reported on the New York Stock  Exchange.  As of
March 10, 2004, there were 325,811,206 shares of Common Stock outstanding.

                                        DOCUMENTS INCORPORATED BY REFERENCE

Portions of the  following documents listed below have been incorporated by reference into the parts of this report so indicated.

(1)  Designated portions of the registrant's Annual Report to Shareholders for the year ended December 31, 2003....................................................  Parts I and II
(2)  Designated portions of the Joint Proxy Statement relating to registrant's 2004 Annual Meeting of Shareholders.....................................  Part III

===================================================================================================================

                                                 TABLE OF CONTENTS

Item                                                                                                       Page
---------------------------------------------------------------------------------------------------------------

Forward-Looking Statements...................................................................................  1

                                                      Part I

                                                 TABLE OF CONTENTS

Item                                                                                                         Page
----                                                                                                         ----

                                                      Part II

                                                     Part III

                                            FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that reflect Edison International's current expectations and projections about future events based on Edison International's knowledge of present facts and circumstances and assumptions about future events.  Other information distributed by Edison International that is incorporated in this report, or that refers to or incorporates this report, may also contain forward-looking statements.  In this report and elsewhere, the words "expects," "believes," "anticipates," "estimates,"
"intends," "plans," "probable," and variations of such words and similar expressions are intended to identify forward-looking statements.  Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated.  Some of the risks, uncertainties and other important factors that could cause results to differ, or that otherwise could impact Edison International or its subsidiaries, are referred to in the first paragraph of the Introduction in the Management's Discussion and
Analysis of Financial Condition and Results of Operations (MD&A) that appears in Edison International's 2003
Annual Report to Shareholders (Annual Report) and is incorporated by reference into Part II, Item 7 of this report.

Additional information about risks and uncertainties is contained throughout this report, in the MD&A, and in
Notes to Consolidated Financial Statements (Notes to Financial Statements) that appear in Edison International's
Annual Report and are incorporated by reference into Part II, Item 8 of this report.  Readers are urged to read this entire report, including the information incorporated by reference, and carefully consider the risks, uncertainties and other factors that affect Edison International's business.  The information contained in this report is subject to change without notice, and Edison International is not obligated to publicly update or revise forward-looking statements.  Readers should review future reports filed by Edison International with the
Securities and Exchange Commission (SEC).

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

Edison International is engaged in the business of holding, for investment, the common stock of its subsidiaries.  At December 31, 2003, Edison International and its subsidiaries had an aggregate of
15,407 full-time employees, of which 30 were employed directly by Edison International.

The principal executive offices of Edison International are located at 2244 Walnut Grove Avenue, Rosemead, P.O.
Box 999, California 91770, and the telephone number is (626) 302-2222.

Edison International's internet website address is http://www.edison.com.  Edison International makes available, free of charge on its internet website, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current
Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the
Securities Exchange Act of 1934, as soon as reasonably practicable after Edison International electronically files such material with, or furnishes it to, the SEC.  Such reports are also available on the SEC's internet website at http://www.sec.gov.

Edison International has three business segments for financial reporting purposes:  an electric utility segment
(SCE), a nonutility power generation segment (EME), and a financial services provider segment (Edison Capital).
Financial information about these segments and about geographic areas, for fiscal years 2003, 2002, and 2001, is contained in Note 12 of Notes to Financial Statements and incorporated herein by this reference.  Additional information about each of these business segments is contained below in "Business of Southern California Edison
Company," "Business of Edison Mission Energy," and "Business of Edison Capital."

Regulation of Edison International

Edison International and its subsidiaries are exempt from all provisions, except Section 9(a)(2), of the Public
Utility Holding Company Act of 1935 on the basis that Edison International and SCE are incorporated in the same state and their utility businesses are predominantly intrastate in character and carried on substantially in their state of incorporation.  Section 9(a)(2) provides, in substance, that Edison International may not directly or indirectly acquire 5% or more of the voting securities of a public utility company other than SCE, unless the acquisition has been approved by the SEC.  The subsidiaries of Edison International, other than SCE, conduct their businesses so as to avoid becoming public utility companies as defined in the Public Utility Holding
Company Act.  See "Business of Edison Mission Energy--Regulation of EME" below for more information on the regulation of EME, including the effects on EME of the Public Utility Holding Company Act.  It is necessary for
Edison International to file an annual exemption statement with the SEC, and the exemption may be revoked by the
SEC upon a finding that the exemption may be detrimental to the public interest or the interest of investors or consumers.  Edison International has no present intention of becoming a registered holding company under the
Public Utility Holding Company Act.

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

In addition, the CPUC has issued affiliate transaction rules governing the relationships between SCE and its affiliates, including Edison International and the Nonutility Companies.  SCE has filed compliance plans which set forth SCE's implementation of the CPUC's affiliate transaction rules.  The rules and compliance plans are intended to maintain separateness between utility and nonutility activities and ensure that utility assets are not used to subsidize the activities of nonutility affiliates.

In April 2001, the CPUC adopted an order instituting investigation that reopened the past CPUC decisions authorizing the utilities to form holding companies and initiated an investigation into whether Edison
International and PG&E Corporation violated CPUC requirements to give first priority to the capital needs of their respective utility subsidiaries; whether actions by Edison International and PG&E Corporation and their respective nonutility affiliates to shield, or "ring-fence," nonutility assets also violated the requirements that the holding companies give first priority to the capital needs of their utility subsidiaries; whether the payment of dividends by the utilities violated requirements that the utilities maintain dividend policies as though they were comparable stand-alone utility companies; whether there are any additional suspected violations of laws or CPUC rules and decisions; and whether additional rules, conditions, or other changes to the holding company decisions are necessary.  Additional information about this matter appears in the MD&A under the heading
"SCE:  Regulatory Matters--Other Regulatory Matters--Holding Company Proceeding."

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

Edison International's material estimated capital expenditures for environmental control facilities, on a consolidated basis, are $421 million for 2004, $535 million for 2005, $444 million for 2006, $432 million for
2007 and $432 million for 2008.  Additional information about environmental matters affecting Edison
International appears in the MD&A under "Other Developments--Environmental Matters" and in Note 10 of Notes to
Financial Statements under "Environmental Remediation," and that information is incorporated herein by this reference.  For details about the environmental liabilities and other business risks from environmental regulation of SCE and EME, see "Business of Southern California Edison Company--Environmental Matters Affecting
SCE" and "Business of Edison Mission Energy--Environmental Matters Affecting EME," below.

                                  BUSINESS OF SOUTHERN CALIFORNIA EDISON COMPANY

SCE was incorporated in 1909 under the laws of the State of California.  SCE is a public utility primarily engaged in the business of supplying electric energy to a 50,000-square-mile area of central, coastal and southern California, excluding the City of Los Angeles and certain other cities.  This SCE service territory includes approximately 430 cities and communities and a population of more than 12 million people.  In 2003,
SCE's total operating revenue was derived as follows:  33% residential customers, 42% commercial customers, 8%
industrial customers, 6% public authorities, 6% agricultural and other customers, and 5% other electric revenue.
At December 31, 2003, SCE had consolidated assets of $18.5 billion and total shareholder's equity of
$4.5 billion.  SCE had 12,698 full-time employees at year-end 2003.

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

Additional information about the regulation of SCE by the CPUC and the FERC, and about SCE's competitive environment, appears in the MD&A under the headings "SCE:  Management Overview" and "SCE:  Regulatory Matters,"
and that information is incorporated herein by this reference.  Also see "Competition of SCE" below.

SCE is subject to the jurisdiction of the United States Nuclear Regulatory Commission with respect to its nuclear power plants.  Nuclear Regulatory Commission regulations govern the granting of licenses for the construction and operation of nuclear power plants and subject those power plants to continuing review and regulation.

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

The California Coastal Commission issued a coastal permit for the construction of the San Onofre Nuclear
Generating Station (San Onofre) Units 2 and 3 in 1974.  This permit, as amended, requires mitigation for impacts to fish and the San Onofre kelp bed.  California Coastal Commission jurisdiction will continue for several years due to ongoing implementation and oversight of these permit mitigation conditions, consisting of restoration of wetlands and construction of an artificial reef for kelp.  These mitigation measures were required to offset San
Onofre's cooling water intake impacts to fish and kelp.  SCE has a coastal permit to construct a temporary dry cask spent fuel storage installation for San Onofre Units 2 and 3.  The California Coastal Commission also has continuing jurisdiction over coastal permits

issued for the decommissioning of San Onofre Unit 1, including for the construction of a temporary dry cask spent fuel storage installation for spent fuel from that unit.

The United States Department of Energy has regulatory authority over certain aspects of SCE's operations and business relating to energy conservation, power plant fuel use and disposal, electric sales for export, public utility regulatory policy, and natural gas pricing.

SCE is subject to CPUC affiliate transaction rules and compliance plans governing the relationship between SCE and its affiliates.  See "Business of Edison International--Regulation of Edison International" above for further discussion of these rules and a CPUC order regarding compliance with past CPUC decisions authorizing the formation of utility holding companies and initiating an investigation into various affiliate and holding company related issues.

Competition of SCE

Because SCE is an electric utility company operating within a defined service territory pursuant to authority from the CPUC, SCE faces competition only to the extent that federal and California laws permit other entities to provide electricity and related services to customers within SCE's service territory.  California law currently provides only limited opportunities for customers to choose to purchase power directly from an energy service provider other than SCE.  SCE also faces some competition from cities that create municipal utilities or community choice aggregators.  In addition, customers may install their own on-site power generation facilities.
Competition with SCE is conducted mainly on the basis of price as customers seek the lowest cost power available.  The effect of competition on SCE generally is to reduce the size of SCE's customer base, thereby creating upward pressure on SCE's rate structure to cover fixed costs, which in turn may cause more customers to seek lower rates.  Additional information about competition of SCE appears in the MD&A under the headings "SCE:
Management Overview" and "SCE:  Regulatory Matters--Generation and Power Procurement--Direct Access Proceedings."

Properties of SCE

SCE supplies electricity to its customers through extensive transmission and distribution networks.  Its transmission facilities, which deliver power from generating sources to the distribution network, consist of approximately 7,130 circuit miles of 33 kilovolt (kV), 55 kV, 66 kV, 115 kV, and 161 kV lines and 3,580 circuit miles of 220 kV lines (all located in California), 1,238 circuit miles of 500 kV lines (1,040 miles in
California, 86 miles in Nevada, and 112 miles in Arizona), and 860 substations (all in California).  SCE's distribution system, which takes power from substations to the customer, includes approximately 60,600 circuit miles of overhead lines, 35,400 circuit miles of underground lines, 1.5 million poles, 570 distribution substations, 678,760 transformers, and 734,800 area and street lights, all of which are located in California.

SCE owns and operates the following generating facilities:  (1) an undivided 75.05% interest (1,614 megawatts
(MW)) in San Onofre Units 2 and 3, which are large pressurized water nuclear units located on the California coastline between Los Angeles and San Diego; (2) 36 hydroelectric plants (1,175 MW) located in California's
Sierra Nevada, San Bernardino and San Gabriel mountain ranges, three of which (2.7 MW) are no longer operational,
(3) a diesel-fueled generating plant (9 MW) and one hydroelectric plant (0.11 MW) located on Santa Catalina island off the Southern California coast, and (4) an undivided 56% interest (885 MW net) in the Mohave Generating
Station, which consists of two coal-fueled generating units located in Clark County, Nevada near the California border.

SCE also owns an undivided 15.8% interest (590 MW) in Palo Verde Nuclear Generating Station, which is located near Phoenix, Arizona, and an undivided 48% interest (740 MW) in Units 4 and 5 at Four Corners Generating
Station, which is a coal-fueled generating plant located in the Four Corners area of New Mexico.  The Palo Verde and Four Corners plants are operated by Arizona Public Service Company.

At year-end 2003, the SCE-owned generating capacity (summer effective rating) was divided approximately as follows:  44% nuclear, 32% coal, 23% hydroelectric, and less than 1% diesel.  The capacity factors in 2003 for
SCE's nuclear and coal-fired generating units were:  97% for San Onofre; 69% for Mohave; 87% for Four Corners; and
87% for Palo Verde.  For SCE's hydroelectric plants, generating capacity is dependent on the amount of available water.  Therefore, while SCE's hydroelectric plants operated at a 39% capacity factor in 2003 due to a below normal water year, these plants were operationally available for 92.1% of the year.

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

Thirty-one of SCE's 36 hydroelectric plants (some with related reservoirs) are located in whole or in part on
United States lands pursuant to 30- to 50-year FERC licenses that expire at various times between 2004 and 2029
(the remaining five plants are located entirely on private property and are not subject to FERC jurisdiction).
Such licenses impose numerous restrictions and obligations on SCE, including the right of the United States to acquire projects upon payment of specified compensation.  When existing licenses expire, the FERC has the authority to issue new licenses to third parties that have filed competing license applications, but only if their license application is superior to SCE's and then only upon payment of specified compensation to SCE.  New licenses issued to SCE are expected to contain more restrictions and obligations than the expired licenses because laws enacted since the existing licenses were issued require the FERC to give environmental purposes greater consideration in the licensing process.  SCE's applications for the relicensing of certain hydroelectric projects with an aggregate dependable operating capacity of approximately 24 MW are pending.  Annual licenses have been issued to SCE hydroelectric projects that are undergoing relicensing and whose long-term licenses have expired.  Federal Power Act Section 15 requires that the annual licenses be renewed until the long-term licenses are issued or denied.

Substantially all of SCE's properties are subject to the lien of a trust indenture securing First and Refunding
Mortgage Bonds, of which approximately $3.1 billion in principal amount was outstanding on March 10, 2004.  Such lien and SCE's title to its properties are subject to the terms of franchises, licenses, easements, leases, permits, contracts, and other instruments under which properties are held or operated, certain statutes and governmental regulations, liens for taxes and assessments, and liens of the trustees under the trust indenture.
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

Information about the acquisition of Mountainview Power Company LLC, by SCE and the construction of a new power plant appears in the MD&A under the heading "Acquisitions and Dispositions" and is incorporated herein by this reference.

SCE Construction Program

Cash spent by SCE for its construction expenditures totaled approximately $1.2 billion in 2003, $1.0 billion in
2002 and $688 million in 2001.  Construction expenditures for 2004 are forecasted at $1.9 billion.

Nuclear Power Matters of SCE

Nuclear Plant Reactor Vessel Heads Inspections

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
Inspections of Palo Verde Units 1, 2 and 3 were also performed during scheduled refueling and maintenance outages in 2002 and 2003 and no indications of leakage or degradation were detected.

San Onofre Steam Generator Replacements

Information about San Onofre steam generator replacements appears in the MD&A under the heading "SCE:  Other
Developments--San Onofre Steam Generators" and is incorporated herein by this reference.

Palo Verde Plant Steam Generator Replacements

Information about Palo Verde steam generator replacements appears in the MD&A under the heading "SCE:  Other
Developments--Palo Verde Steam Generators" and is incorporated herein by this reference.

Nuclear Facility Decommissioning

Decommissioning of San Onofre Unit 1 is underway and will be completed in three phases:  (1) decontamination and dismantling of all structures and some foundations; (2) spent fuel storage monitoring; and (3) fuel storage facility dismantling, removal of remaining foundations, and site restoration.  Phase one is anticipated to continue through 2008.  Phase two is expected to continue until 2026.  Phase three will be conducted concurrently with the San Onofre Units 2 and 3 decommissioning

projects.  On February 3, 2004, SCE announced that it has discontinued plans to ship the San Onofre Unit 1 reactor pressure vessel to a disposal site until such time as appropriate arrangements are made for its permanent disposal.  It will continue to be stored at its current location at San Onofre Unit 1, where it remains completely safe and poses no risk to the public or the environment.  This action results in placing the disposal of the reactor pressure vessel in Phase three of the San Onofre Unit 1 decommissioning project.

SCE expects that its reasonable San Onofre Unit 1 decommissioning costs will be paid from its nuclear decommissioning trust funds, subject to CPUC review.  SCE maintains a customer-funded trust with a sufficient balance to pay for its share of the estimated cost for the remaining San Onofre Unit 1 decommissioning work.  SCE plans to decommission its other nuclear generating facilities following expiration of the operating licenses as expeditiously as possible once authorized by the Nuclear Regulatory Commission.  The cost estimates for decommissioning SCE's nuclear generating facilities other than San Onofre Unit 1 were based on the assumption that decommissioning will commence following the expiration of the current operating licenses.  The operating licenses expire in 2022 for San Onofre Units 2 and 3, and in 2024, 2026 and 2027 for the Palo Verde units.  SCE customers are continuing to contribute to the decommissioning trusts for San Onofre Units 2 and 3, and for the
Palo Verde units.  Decommissioning costs are recorded as a component of depreciation expense.

Nuclear Insurance

Information about Nuclear Insurance can be found in Note 10 of Notes to Financial Statements and is incorporated herein by this reference.

SCE Purchased Power and Fuel Supply

SCE obtains the power needed to serve its customers from its generating facilities and from purchases from other utilities, independent power producers, qualifying facilities and the California Independent System Operator.  In
addition, power is provided to SCE's customers through purchases by the California Department of Water Resources
(CDWR) under contracts with third parties.  Sources of power to serve SCE's customers during 2003 were as follows:  40.5% purchased power; 22.9% CDWR; and 36.6% SCE-owned generation consisting of 19.8% nuclear, 12.2%
coal, and 4.6% hydro.  Additional information about SCE's power procurement activities appears in the MD&A under the heading "SCE:  Regulatory Matters--Generation and Power Procurement."

Natural Gas Supply

SCE's gas requirements in 2003 were for start-up use at the Mohave coal-fired generation facility and to meet contractual obligations for power tolling agreements for SCE's residual-net sort position.  All of the gas purchased by SCE in 2003 was purchased under North American Energy Standards Board agreements (master gas agreements) that define the terms and conditions of transactions with a particular supplier prior to any financial commitment.

SCE maintains firm access rights onto the Southern California Gas Company system at Wheelers Ridge for 198,863 million British thermal units (mmBtu) per day as a result of a 13-year contract entered into in August 1993.  SCE also maintains firm transportation rights of 18,000 mmBtu per day on Southwest Gas Corp's pipeline to serve
Mohave generation facility.  In 2002, the CPUC instructed the investor-owned utilities to bid on El Paso Natural
Gas pipeline capacity in anticipation of a gas requirement in 2003.  SCE participated in the auction and was awarded 9,218 mmBtu per day for delivery commencing in November 2002.  Since there was no gas requirement on the
El Paso Natural Gas pipeline in 2003, all

capacity was released by SCE back to the market at tariff rates.  The CPUC has determined that SCE's acquisition of the El Paso Natural Gas capacity was consistent with CPUC directions.

In 2003 SCE secured one-year natural gas storage capacity rights for 431,000 mmBtu with Southern California Gas
Company.  Storage capacity was secured to provide operation flexibility and to mitigate potential costs associated with the dispatch of SCE's tolling agreements.

Nuclear Fuel Supply

SCE has contractual arrangements covering 100% of the projected nuclear fuel requirements for San Onofre Units 2 and 3 through the years indicated below:

      Uranium concentrates...................................................................  2008
           Conversion........................................................................  2008
           Enrichment........................................................................  2008
           Fabrication.......................................................................  2015

Spent Nuclear Fuel

Information about Spent Nuclear Fuel appears in Note 10 of Notes to Financial Statements and is incorporated herein by this reference.

Coal Supply

SCE purchases coal pursuant to long term contracts to provide stable and reliable fuel supplies to its two coal-fired generating stations, the Mohave and Four Corners plants.  SCE entered into a coal contract, dated
September 1, 1966, with BHP Navajo Coal Company, the predecessor to the current owner of the Navajo mine, to supply coal to Four Corners Units 4 and 5.  The initial term of this coal supply contract for the Four Corners plant is through 2004 and includes extension options for up to 15 additional years.  For discussion of the litigation affecting the coal supply contract for the Mohave plant, see "SCE:  Other Developments--Navajo Nation
Litigation" in the MD&A.  SCE does not have reasonable assurance of an adequate coal supply for operating the
Mohave plant after 2005.  If reasonable assurance of an adequate coal supply is not obtained, it will become necessary to shut down the Mohave plant after December 31, 2005.  For additional information, see "SCE:
Regulatory Matters--Generation and Power Procurement--Mohave Generating Station and Related Proceedings" in the
MD&A.

Environmental Matters Affecting SCE

SCE is subject to environmental regulation by federal, state and local authorities in the jurisdictions in which it operates in the United States.  This regulation, including the areas of air and water pollution, waste management, hazardous chemical use, noise abatement, land use, aesthetics, and nuclear control, continues to result in the imposition of numerous restrictions on SCE's operation of existing facilities, on the timing, cost, location, design, construction, and operation by SCE of new facilities, and on the cost of mitigating the effect of past operations on the environment.

SCE believes that it is in substantial compliance with environmental regulatory requirements and that maintaining compliance with current requirements will not materially affect its financial position or results of operation.
However, possible future developments, such as the promulgation of more stringent environmental laws and regulations, future proceedings that may be initiated by environmental authorities, and settlements agreed to by other companies could affect the costs and the manner in which

SCE conducts its business and could cause it to make substantial additional capital or operational expenditures.
There is no assurance that SCE would be able to recover these increased costs from its customers or that SCE's financial position and results of operations would not be materially adversely affected.  SCE is unable to predict the extent to which additional regulations may affect its operations and capital expenditure requirements.

Typically, environmental laws and regulations require a lengthy and complex process for obtaining licenses, permits and approvals prior to construction, operation or modification of a project.  Meeting all the necessary requirements can delay or sometimes prevent the completion of a proposed project as well as require extensive modifications to existing project, which may involve significant capital or operational expenditures.
Furthermore, if SCE fails to comply with applicable environmental laws, it may be subject to injunctive relief, penalties and fines imposed by regulatory authorities.

Air Quality

SCE's facilities, including in particular the Mohave plant located in Laughlin, Nevada, and the Four Corners plant located in the Four Corners area of New Mexico are subject to various air quality regulations, including the Federal Clean Air Act and similar state and local statutes.

Mohave Consent Decree.  In 1998, several environmental groups filed suit against the co-owners of the Mohave plant regarding alleged violations of emissions limits.  In order to resolve the lawsuit and accelerate resolution of key environmental issues regarding the plant, the parties entered into a consent decree, which was approved by the Nevada federal district court in December 1999.  The decree also addressed concerns raised by EPA programs regarding regional haze and visibility.  As to regional haze, EPA issued final rulemaking on July 1,
1999, that did not impose any additional emissions control requirements on the Mohave plant beyond meeting the provisions of the consent decree.  As to visibility, EPA issued its final rule regarding visibility impairment at the Grand Canyon on February 8, 2002.  This final rule incorporated the terms of the consent decree into the
Visibility Federal Implementation Plan for the State of Nevada, making the terms of the consent decree federally enforceable.

SCE's share of the costs of complying with the consent decree and taking other actions to continue operation of the Mohave plant beyond 2005 is estimated to be approximately $605 million over the next four years; however, SCE has suspended its efforts seeking CPUC approval for the installation of such Mohave plant controls.  Additional information about these issues appears in the MD&A under the heading "SCE:  Regulatory Matters--Other
Developments--Clean Air Act."

Mercury Maximum Achievable Control Technology Determination.  In December 2000, EPA announced its intent to regulate mercury emissions and other hazardous air pollutants from coal-fired electric power plants under Section
112 of the Clean Air Act, and indicated that it would propose a rule to regulate these emissions by no later than
December 15, 2003.  On December 15, 2003, EPA issued proposed rules for regulating mercury emissions from coal fired power plants.  EPA proposed two rule options for public comment:  (1) regulate mercury as a hazardous air pollutant under Section 112(d) of the Clean Air Act; or (2) rescind EPA's December 2000 finding regarding a need to control coal power plant mercury emissions as a hazardous air pollutant, and instead, promulgate a new "cap and trade" emissions regulatory program to reduce mercury emissions in two phases by years 2010 and 2018.  On
February 24, 2004, EPA announced a Supplemental Notice of Proposed Rulemaking that provides more details on their emissions cap and trade proposal for mercury.  At this time, EPA anticipates finalizing the regulations in
December 2004, with controls required to be in place by some time between the end of 2007 (if the technology-based standard is chosen) and 2010 (when Phase I of the cap and trade approach would be implemented if this approach is chosen).

Until the mercury regulations are finalized, SCE cannot fully evaluate the potential impact of these regulations on the operations of all of its facilities.  Additional capital costs related to those regulations could be required in the future and they could be material, depending upon the final standards adopted by EPA.

National Ambient Air Quality Standards.  New ambient air quality standards for ozone, coarse particulate matter and fine particulate matter were adopted by EPA in July 1997.  It is widely understood that attainment of the fine particulate matter standard may require reductions in emissions of nitrogen oxides and sulfur dioxides.
These standards were challenged in the courts, and on March 26, 2002, the United States Court of Appeals for the
District of Columbia Circuit upheld EPA's revised ozone and fine particulate matter ambient air quality standards.

Because of the delays resulting from the litigation over the new standards, EPA's new schedule for implementing the ozone and fine particulate matter standards calls for designation of attainment and nonattainment areas under the two standards in 2004.  Once these designations are published, states will be required to revise their implementation plans to achieve attainment of the revised standards.  The revised state implementation plans are likely to require additional emission reductions from facilities that are significant emitters of ozone precursors and particulates.  Any requirement imposed on SCE's coal-fired generating facilities to further reduce their emissions of sulfur dioxide, nitrogen oxides and fine particulates as a result of the ozone and fine particulate matter standard will not be known until the states revise their implementation plans.

At this time, SCE cannot predict the emission reduction targets that EPA will ultimately adopt or the specific timing for compliance with those targets.  In addition, any additional obligations on SCE's facilities to further reduce their emissions of sulfur dioxide, nitrogen oxides and fine particulates to address local non-attainment with the 8-hour ozone and fine particulate matter standards will not be known until the states revise their implementation plans.  Depending upon the final standards that are adopted, SCE may incur substantial costs or financial impacts resulting from required capital improvements or operational changes.

New Source Review Requirements.  On November 3, 1999, the United States Department of Justice filed suit against a number of electric utilities, not including SCE, for alleged violations of the Clean Air Act's "new source review" (NSR) requirements related to modifications of air emissions sources at electric generating stations.
Around that same time, EPA issued requests for information pursuant to the Clean Air Act to numerous other electric utilities seeking to determine whether these utilities also engaged in activities in violation of the
NSR requirements.

On June 27, 2000, EPA issued a request for information to the Four Corners plant.  On September 1, 2000, Arizona
Public Service Company, the operator of the plant, replied to the request.  To date, no further action has been taken by EPA with respect to the Four Corners plant.

Several utilities have reached formal agreements or agreements-in-principle with the United States to resolve alleged NSR violations.  These settlements involved installation of additional pollution controls, supplemental environment projects, and the payment of civil penalties.  The agreements provided for a phased approach to achieving required emission reductions over the next 10 to 15 years, and some called for the retirement or repowering of coal-fired generating units.  The total cost of some of these settlements exceeded $1 billion; the civil penalties agreed to by these utilities generally range between $1 million and $10 million.  Because of the uncertainty created by the Bush administration's review of the NSR regulations and NSR enforcement proceedings, some of these settlements have not been

finalized.  However, the Department of Justice review released in January 2002 concluded "EPA has a reasonable basis for arguing that the enforcement actions are consistent with both the Clean Air Act and the Administrative
Procedure Act."  No change in the Department of Justice's position regarding pending NSR legal actions has been announced as a result of EPA's proposed NSR reforms (discussed immediately below).  In January 2004, EPA announced new enforcement actions against several power generating facilities.

On December 31, 2002, EPA finalized a rule to improve the NSR program.  This rule is intended to provide additional flexibility with respect to NSR by, among other things, modifying the method by which a facility calculates the emissions' increase from a plant modification; exempting, for a period of ten years, units that have complied with NSR requirements or otherwise installed pollution control technology that is equivalent to what would have been required by NSR; and allowing a facility to make modifications without being required to comply with NSR if the facility maintained emissions below plant-wide applicability limits.  Although states, industry groups and environmental organizations have filed litigation challenging various aspects of the rule, it became effective March 3, 2003.  To date, the rule remains in effect, although the pending litigation could still result in changes to the final rule.

A federal district court, ruling on a lawsuit filed by EPA, found on August 7, 2003 that the Ohio Edison Company violated requirements of the NSR within the Clean Air Act by upgrading certain coal-fired power plants without first obtaining the necessary preconstruction permits.  On August 26, 2003, another federal district court ruling in an NSR enforcement action against Duke Energy Corporation, adopted a different interpretation of the NSR provisions that could limit liability for similar upgrade projects.

On October 27, 2003, EPA issued a final rule revising its regulations to define more clearly a category of activities that are not subject to NSR requirements under the "routine maintenance, repair and replacement"
exclusion.  This clearer definition of "routine maintenance, repair and replacement," would provide SCE greater guidance in determining what investments can be made at its existing plants to improve the safety, efficiency and reliability of its operations without triggering NSR permitting requirements and might mitigate the potential impact of the Ohio Edison decision.  However, on December 24, 2003, the Unites States Court of Appeals for the
D.C. Circuit blocked implementation of the "routine maintenance, repair and replacement" rule, pending further judicial review.

As a result of these recent developments, there is currently uncertainty as to EPA's enforcement policy on alleged NSR violations.  These developments will continue to be monitored by SCE, to assess what implications, if any, they will have on the operation of domestic power plants owned or operated by SCE, or on SCE's results of operations or financial position.

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

In March 2001, the Bush administration announced that the Unites States would not ratify the Kyoto Protocol, but would instead offer an alternative.  On February 14, 2002, President Bush announced objectives to slow the growth of greenhouse gas emissions by reducing the amount of greenhouse gas emissions per unit of economic output by 18%
by 2012 and to provide funding for climate-change related programs.  The President's proposed program does not include mandatory reductions of greenhouse gas emissions.  However, various bills have been, or are expected to be, introduced in Congress to require greenhouse gas emission reductions and to address other issues related to climate change.  Apart from the

Kyoto Protocol, SCE may be impacted by future federal or state legislation relating to controlling greenhouse gas emissions.  To date, none have passed through Congress.  In addition, there have been several petitions from states and other parties to compel EPA to regulate greenhouse gases under the Clean Air Act.  EPA denied on
September 3, 2003, a petition by Massachusetts, Maine and Connecticut to compel EPA under the Clean Air Act to require EPA to establish a national ambient air quality standard for carbon dioxide.  Since that time, 11 states and other entities have filed suits against EPA in the United States Court of Appeals for the D.C. Circuit and
the D.C. Circuit has granted intervention requests from 10 states that support EPA's ruling.  The D.C. Circuit has not yet ruled on this matter.

SCE continues to monitor these developments relating to greenhouse gas emissions so as to determine the impacts, if any, on SCE's operations.

Federal Legislative Initiatives.  There have been a number of bills introduced in the last session of Congress and the current session of Congress that would amend the Clean Air Act to specifically target emissions of certain pollutants from electric utility generating stations.  These bills would mandate reductions in emissions of nitrogen oxides, sulfur dioxide and mercury.  Some bills would also impose limitations on carbon dioxide emissions.  The various proposals differ in many details, including the timing of any required reductions; the extent of required reductions; and the relationship of any new obligations that would be imposed by these bills with existing legal requirements.  There is significant uncertainty as to whether any of the proposed legislative initiatives will pass in their current form or whether any compromise can be reached that would facilitate passage of legislation.  Accordingly, SCE is not able to evaluate the potential impact of these proposals at this time.

Compliance with Hazardous Substances and Hazardous Waste Laws

Under various federal, state and local environmental laws and regulations, a current or previous owner or operator of any facility, including an electric generating facility, may be required to investigate and remediate releases or threatened releases of hazardous or toxic substances or petroleum products located at that facility, and may be held liable to a governmental entity or to third parties for property damage, personal injury, natural resource damages, and investigation and remediation costs incurred by these parties in connection with these releases or threatened releases.  Many of these laws, including the Comprehensive Environmental Response,
Compensation and Liability Act of 1980, commonly referred to as CERCLA, as amended by the Superfund Amendments and Reauthorization Act of 1986, impose liability without regard to whether the owner knew of or caused the presence of the hazardous substances, and courts have interpreted liability under these laws to be strict and joint and several.

The cost of investigation, remediation or removal of these substances may be substantial.  In addition, persons who arrange for the disposal or treatment of hazardous or toxic substances at a disposal or treatment facility may be liable for the costs of removal or remediation of a release or threatened release of hazardous or toxic substances at that disposal or treatment facility, whether or not that facility is owned or operated by that person.  Some environmental laws and regulations create a lien on a contaminated site in favor of the government for damages and costs it incurs in connection with the remediation of contamination.  The owner of a contaminated site and persons who arrange for the disposal of hazardous substances at that site also may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from that site.

Toxic Substances Control Act.  The federal Toxic Substances Control Act and accompanying regulations govern the manufacturing, processing, distribution in commerce, use, and disposal of listed compounds, such as polychlorinated biphenyls, a toxic substance used in certain electrical equipment.  For SCE, current costs associated with remediation and disposal of this substance are immaterial.

Asbestos.  Federal, state and local laws, regulations and ordinances also govern the removal, encapsulation or disturbance of asbestos-containing materials when these materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building.  Those laws and regulations may impose liability for release of asbestos-containing materials and may provide for the ability of third parties to seek recovery from owners or operators of these properties for persona injury associated with asbestos-containing materials.

In connection with the ownership and operation of its facilities, SCE may be liable for costs associated with hazardous waste compliance and remediation required by the laws and regulations identified herein.  The CPUC allows SCE to recover in retail rates paid by its customers, partial environmental remediation costs at certain sites through an incentive mechanism.  Additional information about these laws and regulations appears in Note 10 of Notes to Financial Statements and in the MD&A under the heading "SCE:  Other Developments--Environmental
Matters."

Water Quality

Clean Water Act.  Regulations under the federal Clean Water Act require permits for the discharge of pollutants into United States waters and permits for the discharge of stormwater flows from certain facilities.  Under this act, EPA issues effluent limitation guidelines, pretreatment standards, and new source performance standards for the control of certain pollutants.  The Clean Water Act also regulates the thermal component (heat) of effluent discharges and the location, design, and construction of cooling water intake structures at generating facilities.  Individual states may impose more stringent effluent limitations than EPA.  California has an EPA approved program to issue individual or group (general) permits for the regulation of Clean Water Act discharges.  EPA does not issue permits for pollution discharges in California.

SCE incurs additional expenses and capital expenditures in order to comply with guidelines and standards applicable to certain of its facilities.  SCE presently has discharge permits for all applicable facilities.

Cooling Water-Intake Structures.  EPA adopted new regulations governing cooling water intake structures at existing electrical generating stations in February 2004.  On February 16, 2004, the Administrator of EPA signed the final Phase II rule implementing Section 316(b) of the Clean Water Act establishing standards for cooling water intake structures at existing electrical generating stations that withdraw more than 50 million gallons of water per day and use more than 25% of that water for cooling purposes.  The purpose of the regulation is to substantially reduce the number of aquatic organisms that are pinned against cooling water intake structures or drawn into cooling water systems.  The San Onofre station will be subject to these rules.  SCE believes the new rules will not significantly impact San Onofre and that the facility will be compliant without any physical or operational modifications.  However, San Onofre will likely be required to conduct a comprehensive compliance demonstration study that could cost approximately $3 million over the next five years.

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

                                    BUSINESS OF MISSION ENERGY HOLDING COMPANY

MEHC was formed as a wholly owned subsidiary of Edison Mission Group Inc. (formerly The Mission Group), which is a wholly owned subsidiary of Edison International.  MEHC was formed to:

o        hold the common stock of EME;

o        incur indebtedness under $800 million of senior secured notes due in 2008 and a $385 million term loan due in 2006; and

o        use a portion of the proceeds from the senior secured notes and the term loan to pay a dividend to a wholly owned subsidiary of Edison International, which in turn loaned the funds to Edison International to retire a portion of its debt obligations.

On July 2, 2001, Edison Mission Group Inc. contributed to MEHC all the outstanding common stock of EME.  The contribution of EME's common stock to MEHC has been accounted for as a transfer of ownership of companies under common control, which is similar to a pooling of interest.  This means that MEHC's historical financial results of operations and financial position will include the historical financial results and results of operations of
EME and its subsidiaries as though MEHC had such ownership throughout the periods presented.  MEHC's only substantive liabilities are its obligations under the senior secured notes, the term loan and corporate overhead, including fees of its legal counsel, auditors and other advisors.  MEHC does not have any substantive operations other than through EME and its subsidiaries and other investments.

MEHC is incorporated under the laws of the State of Delaware.  MEHC's headquarters and principal executive offices are located at 2600 Michelson Drive, Suite 1700, Irvine, California 92612, and its telephone number is
(949) 852-3576.

Information about significant credit and liquidity issues at MEHC appears in the MD&A under the headings "MEHC and EME:  Management Overview" and "MEHC and EME:  Liquidity" and is incorporated herein by this reference.

                                         BUSINESS OF EDISON MISSION ENERGY

EME is an independent power producer engaged in the business of owning or leasing and operating electric power generation facilities worldwide.  EME also conducts price risk management and energy trading activities in power markets open to competition.  EME is a wholly owned subsidiary of MEHC.  Edison International is EME's ultimate parent company.

EME was formed in 1986 with two domestic operating power plants.  As of December 31, 2003, EME owned or leased interests in 80 operating power plants with an aggregate net physical capacity of 23,771 MW, of which EME's capacity pro rata share was 18,733 MW.  At that date, one international power plant, totaling 369 MW of net physical capacity, of which EME's anticipated capacity pro rata share will be approximately 185 MW, was under construction.

EME is incorporated under the laws of the State of Delaware.  EME's headquarters and principal executive offices are located at 18101 Von Karman Avenue, Suite 1700, Irvine, California 92612, and EME's telephone number is
(949) 752-5588.  Unless indicated otherwise or the context otherwise requires, references to EME in this Annual
Report on Form 10-K are with respect to EME and its

consolidated subsidiaries and the partnerships or limited liability entities through which EME and its partners own and manage their project investments.

Important information about EME's liquidity and related issues, including going concern issues, debt maturities, credit ratings, financial covenants, leverage ratios, interest coverage ratios, and dividend restrictions appears in the MD&A under the heading "MEHC and EME:  Liquidity" and is incorporated herein by this reference.

Competition and Market Conditions of EME

Until the enactment of the Public Utility Regulatory Policies Act of 1978, utilities and government-owned power agencies were the only producers of bulk electric power intended for sale to third parties in the United States.
The Public Utility Regulatory Policies Act encouraged the development of independent power by removing regulatory constraints relating to the production and sale of electric energy by certain non-utilities and requiring electric utilities to buy electricity from specified types of non-utility power producers, known as qualifying facilities, under specified conditions.  The passage of the Energy Policy Act of 1992 further encouraged the development of independent power by significantly expanding the options available to independent power producers with respect to their regulatory status and by liberalizing transmission access.  As a result, a significant market for electric power produced by independent power producers, such as EME, developed in the United States.

Beginning in the mid-1990s, industry restructuring and opening of retail markets to competition in several states led some utilities to divest generating assets, which created new opportunities for growth of independent power in the United States.  In those jurisdictions that have deregulated retail markets, industry trends and regulatory initiatives resulted in a new set of market relationships in which independent generators and marketers compete with incumbent distribution utilities for sales to end-users on the basis of price, reliability and other factors.  As a result of the 2000-2001 California power crisis and related volatility in wholesale markets, some states have either discontinued or delayed implementation of initiatives involving deregulation and some utilities have delayed or canceled plans to divest their generating assets.  These developments have generally not affected the progress of industry restructuring in Illinois and Pennsylvania, where many of EME's power plants are located.  However, as discussed further below, competition, regulatory uncertainty and lower wholesale energy prices have adversely affected independent power producers, including several of EME's subsidiaries.  Additional information about competition and market conditions at EME appears in the MD&A under the heading, "MEHC and EME:  Management Overview."

The movement toward privatization of existing power generation capacity in many foreign countries and the growing need for new capacity has also led to the development of significant new markets for independent power producers outside the United States.  EME has developed or acquired power plants in the Asia Pacific region and in the
Europe region as a result of these developments.  However, as discussed below, volatility in global energy markets has introduced considerable uncertainty as to the future rates of growth in the global independent power producers sector.

EME and its subsidiaries are subject to intense competition in the United States and overseas from energy marketers, utilities, industrial companies and other independent power producers.  Over the past several years, the restructuring of energy markets has led to the sale of utility-owned assets to EME and its competitors.  More recently, in response to market conditions, EME has changed its focus from acquisition and growth to reducing debt and operating, maintaining, and maximizing the value of its current asset base.  Accordingly, EME has engaged in asset sales, has canceled, deferred or sold new development projects, and has taken a number of actions to decrease capital expenditures, including

reductions in operating costs, and suspension of operations at several power plants.  This trend reflects significant declines in the credit ratings of most major market participants, and the decline of liquidity in the energy markets as a result of credit concerns.

Where EME sells power from plants from which the output is not committed to be sold under long-term contracts, commonly referred to as merchant plants, EME is subject to market fluctuations in prices based on a number of factors, including the amount of capacity available to meet demand, the price of fuel, particularly gas, and the presence of transmission constraints.  EME's customers include large electric utilities or regional distribution companies.  In some cases, the electric utilities and distribution companies have their own generation capacity, including nuclear generation, that affects the amount of generation available to meet demand and may affect the price of electricity in a particular market.

The proposed introduction of a new standard market design structure by the FERC, in those regions not currently organized into centralized power markets and the continued expansion by utilities of unbundled retail distribution services could lead to increased competition in the United States independent power market.

Power Plants and Regions of EME

EME operates predominantly in one line of business, electric power generation, which it organizes by geographic region:  Americas, Asia Pacific and Europe.  EME's plants are located in different geographic areas, which mitigate somewhat the effects of regional markets, regional economic downturns or unusual weather conditions.
Through its presence in these regions, EME has taken advantage of the increasing globalization of the independent power market.

As of December 31, 2003, EME had ownership or leasehold interests in the following domestic operating power plants in the Americas region:

                                                                                                               EME's
                                                                                                             Capacity
                                                 Primary                                      Net Physical   Pro Rata
                                                Electric           Type of        Ownership     Capacity       Share
        Power Plants             Location     Purchaser(3)       Facility(4)       Interest     (in MW)       (in MW)
                                                                                                -
-------------------------------------------------------------------------------------------------------------------------

American Bituminous(1)        West Virginia  MPC             Waste Coal              50%             80           40
Brooklyn Navy Yard(2)         New York       CE              Cogeneration/EWG        50%            286          143
Coalinga(1)                   California     PG&E            Cogeneration            50%             38           19
EcoElectrica                  Puerto Rico    PREPA           Cogeneration            50%            524          262
Homer City(1)                 Pennsylvania   PJM/NYISO       EWG                     100%         1,884        1,884
Illinois Plants (11
plants)(1)                    Illinois       EG              EWG                     100%         9,218        9,218
Kern River(1)                 California     SCE             Cogeneration            50%            300          150
March Point                   Washington     PSE             Cogeneration            50%            140           70
Mid-Set(1)                    California     PG&E            Cogeneration            50%             38           19
Midway-Sunset(1)              California     SCE             Cogeneration            50%            225          113
Salinas River(1)              California     PG&E            Cogeneration            50%             38           19
Sargent Canyon(1)             California     PG&E            Cogeneration            50%             38           19
Sunrise (1)                   California     CDWR            EWG                     50%            572          286
Sycamore(1)                   California     SCE             Cogeneration            50%            300          150
Watson                        California     SCE             Cogeneration            49%            385          189
-------------------------------------------------------------------------------------------------------------------------

     Total Americas                                                                              14,066       12,581
-------------------------------------------------------------------------------------------------------------------------

-------------------
(1)  Plant is operated under contract by an EME operations and maintenance subsidiary (partially owned plants) or plant is operated directly by an EME subsidiary (wholly owned plants).

(2)  Currently being sold.  See "Note 15 of Notes to Financial Statements."

(3)  Electric purchaser abbreviations are as follows:

    CDWR       California Department of Water Resources         PREPA            Puerto Rico Electric Power Authority
    CE         Consolidated Edison Company of New York, Inc.    PSE              Puget Sound Energy, Inc.
    EG         Exelon Generation Company                        SCE              Southern California Edison Company
    MPC        Monongahela Power Company                        PJM/NYISO        Pennsylvania-New Jersey-Maryland/New York
    PG&E       Pacific Gas & Electric Company                                    Independent System Operator

(4)  All the cogeneration plants are gas-fired facilities. All the exempt wholesale generator (EWG) plants are gas-fired facilities, except for the Homer City facilities and six of the Illinois Plants, which use coal.

As of December 31, 2003, EME had ownership or leasehold interests in the following operating power plants in the
Europe and Asia-Pacific regions:

                                                                                                             EME's
                                                                                                           Capacity
                                                                Primary                    Net Physical    Pro Rata
                                                                Electric      Ownership      Capacity        Share
               Power Plants                Location           Purchaser(3)     Interest       (in MW)       (in MW)
-----------------------------------------------------------------------------------------------------------------------

 Europe:
Derwent(1)                                 England           SSE                  33%           214             71
Doga(1)                                    Turkey            TEDAS                80%           180            144
First Hydro (2 plants)(1)                  Wales             Various             100%         2,088          2,088
Iberian Hy-Power I & II (18 plants)(1)     Spain             FECSA               100% (5)        84 (7)         81
ISAB                                       Italy             GRTN                 49%           528            259
Italian Wind (13 plants)                   Italy             GRTN                 50%           303            152
-----------------------------------------------------------------------------------------------------------------------
     Total Europe                                                                              3397          2,795

 Asia Pacific:
Contact Energy (11 plants)                 New Zealand/      Pool                 51% (6)     2,597          1,215
                                           Australia
CBK(3 plants)(2)                           Philippines       NPC                  50%           423 (8)        211
Kwinana(1)                                 Australia         WP/BP                70%           118             83
Loy Yang B(1)                              Australia         Pool(4)             100%           940            940
Paiton(1)                                  Indonesia         PLN                  40%         1,230            492
Tri Energy                                 Thailand          EGAT                 25%           700            175
Valley Power Peaker(1)                     Australia         Pool                 80%           300            241
-----------------------------------------------------------------------------------------------------------------------
     Total Asia Pacific                                                                       6,308          3,357
-----------------------------------------------------------------------------------------------------------------------

     Total Europe and Asia Pacific                                                            9,705          6,152
-----------------------------------------------------------------------------------------------------------------------

--------------------
(1)  Plant is operated under contract by an EME operations and maintenance subsidiary (partially owned plants) or plant is operated directly by an EME subsidiary (wholly owned plants).

(2)  Operational MW shown.  Unit under construction (369 MW/185 MW) at December 31, 2003 not included.

(3)  Electric purchaser abbreviations are as follows:

      BP         British Petroleum Kwinana Refinery            PLN      PT PLN
      EGAT       Electricity Generating Authority of Thailand  Pool     Electricity trading market for Australia
                                                                        and New Zealand
      FECSA      Fuerzas Electricas de Cataluna, S.A.          SSE      SSE Energy Supply Ltd.
      GRTN       Gestore Rete Transmissione Nazionale          TEDAS    Turkiye Elektrik Dagitim Anonim Sirketi
      NPC        National Power Corp.                          WP       Western Power

(4)  Sells to the pool with a long-term contract with the State Electricity Commission of Victoria.

(5)  Minority interests are owned by third parties in three of the power plants.

(6)  Minority interest in one power plant in Australia.

(7)  Total nameplate rating of all generators shown.  Actual maximum operating capacity may be reduced by streamflows.

(8)  The renegotiated power purchase agreement limits purchase to 728 MW of capacity until December 2005.

Discontinued Operations of EME

Information about EME's discontinued operations appears in Note 15 of Notes to Financial Statements and is incorporated herein by this reference.

Price Risk Management and Trading Activities of EME

EME's domestic power marketing and trading organization, Edison Mission Marketing & Trading, Inc., markets the energy and capacity of EME's merchant generating fleet and, in connection with this activity, trades electric power and energy and related commodity and financial products, including forwards, futures, options and swaps.
Edison Mission Marketing & Trading also provides services and price risk management capabilities to the electric power industry.  Almost all of this trading activity is related either to realizing value from the sale of energy and capacity from EME's merchant plants or to risk management activities related to preserving the value of this marketing activity.  Additional information about risk management at EME is included in the MD&A under the heading "MEHC and EME:  Market Risk Exposures--Commodity Price Risk," "--Credit Risk," "--Interest Rate Risk,"
"--Fair Value of Financial Instruments--Non-Trading Derivative Financial Instruments," and "--Energy Trading
Derivative Financial Instruments."

Seasonality of EME

EME's third quarter equity in income from its domestic energy projects is materially higher than equity in income related to other quarters of the year due to warmer weather during the summer months and because a number of
EME's domestic energy projects, located on the West Coast, have power sales contracts that provide for higher payments during the summer months.

EME's third quarter electric revenues are materially higher than revenues related to other quarters of the year because warmer weather in the summer months results in higher electric revenues being generated from the Homer
City facilities and the Illinois Plants.  By contrast, the First Hydro plants have higher electric revenues during the winter months.

Regulation of EME

General

EME's operations are subject to extensive regulation by governmental agencies in each of the countries in which
EME conducts operations.  EME's domestic operating projects are subject to energy, environmental and other governmental laws and regulations at the federal, state and local levels in connection with the ownership and operation of its projects, and the use of electric energy, capacity and related products, including ancillary services from its projects.  Federal laws and regulations govern, among other things, transactions by and with purchasers of power, including utility companies, the operation of a power plant and the ownership of a power plant.  Under limited circumstances where exclusive federal jurisdiction is not applicable or specific exemptions or waivers from state or federal laws or regulations are otherwise unavailable, federal and/or state utility regulatory commissions may have broad jurisdiction over non-utility owned electric power plants.  Energy producing projects are also subject to federal, state and local laws and regulations that govern the geographical location, zoning, land use and operation of a project.  Federal, state and local environmental requirements generally require that a wide variety of permits and other approvals be obtained before the commencement of construction or operation of an energy producing facility and that the facility then operate in compliance with these permits and approvals.  Furthermore, each of EME's international projects is subject to the energy and environmental laws and regulations of the foreign country in which the project is located.  The degree of regulation varies by country and may be materially different from the regulatory regime in the United States.

United States Federal Energy Regulation

The FERC has ratemaking jurisdiction and other authority with respect to interstate wholesale sales and transmission of electric energy under the Federal Power Act and with respect to certain interstate sales, transportation and storage of natural gas under the Natural Gas Act of 1938.  The SEC has regulatory powers with respect to upstream owners of electric and natural gas utilities under the Public Utility Holding Company Act of
1935.  The enactment of the Public Utility Regulatory Policies Act of 1978 and the adoption of regulations under that Act by the FERC provided incentives for the development of cogeneration facilities and small power production facilities using alternative or renewable fuels by establishing certain exemptions from the Federal
Power Act and the Public Utility Holding Company Act for the owners of qualifying facilities.  The passage of the
Energy Policy Act in 1992 further encouraged independent power production by providing additional exemptions from the Public Utility Holding Company Act for exempt wholesale generators and foreign utility companies.

Federal Power Act - The Federal Power Act grants the FERC exclusive jurisdiction over the rates, terms and conditions of wholesale sales of electricity and transmission services in interstate commerce, including ongoing, as well as initial, rate jurisdiction.  This jurisdiction allows the FERC to revoke or modify previously approved rates after notice and opportunity for hearing.  These rates may be based on a cost-of-service approach or, in geographic and product markets determined by the FERC to be workably competitive, may be market-based.  As noted, most qualifying facilities are exempt from the ratemaking and several other provisions of the Federal Power Act.
Exempt wholesale generators and other non-qualifying facility independent power projects are subject to the
Federal Power Act and to the ratemaking jurisdiction of the FERC thereunder, but the FERC typically grants exempt wholesale generators the authority to charge market-based rates to purchasers which are not affiliated electric utility companies as long as the absence of market power is shown.  In addition, the Federal Power Act grants the
FERC jurisdiction over the sale or transfer of jurisdictional facilities, including wholesale power sales contracts, and in some cases, jurisdiction over the issuance of securities or the assumption of specified liabilities and some interlocking directorates.  In granting authority to make sales at market-based rates, the
FERC typically also grants blanket approval for the issuance of securities and partial waiver of the restrictions on interlocking directorates.  The FERC has indicated its intention to review some of the waivers of financial reporting rules currently granted to some entities with market rate authority.

Currently, in addition to the facilities owned or operated by EME, a number of its operating projects, including the Homer City facilities, the Illinois Plants, and Brooklyn Navy Yard facilities, are subject to the FERC ratemaking regulation under the Federal Power Act.  EME's future domestic non-qualifying facility independent power projects will also be subject to the FERC jurisdiction on rates.

The Public Utility Holding Company Act - Unless exempt or found not to be a holding company by the SEC, a company that falls within the definition of a holding company must register with the SEC and become subject to SEC regulation as a registered holding company under the Public Utility Holding Company Act.  "Holding company" is defined in Section 2(a)(7) of the Public Utility Holding Company Act to include, among other things, any company that owns 10% or more of the voting securities of an electric utility company.  "Electric utility company" is defined in Section 2(a)(3) of the Public Utility Holding Company Act to include any company that owns or operates facilities used for generation, transmission or distribution of electric energy for sale.  Exempt wholesale generators and foreign utility

companies are not deemed to be electric utility companies, and ownership or operation of qualifying facilities does not cause a company to become an electric utility company.  SEC precedent also indicates that it does not consider "paper facilities," such as contracts and tariffs used to make power sales, to be facilities used for the generation, transmission or distribution of electric energy for sale, and power marketing activities will not, therefore, result in an entity being deemed to be an electric utility company.

Edison International, EME's ultimate parent company, is a holding company because it owns Southern California
Edison, an electric utility company.  However, Edison International is exempt from registration pursuant to
Section 3(a)(1) of the Public Utility Holding Company Act, because the public utility operations of the holding company system are predominantly intrastate in character.  Consequently, EME is not a subsidiary of a registered holding company so long as Edison International continues to be exempt from registration pursuant to Section
3(a)(1) or another of the exemptions enumerated in Section 3(a).  EME is not a holding company under the Public
Utility Holding Company Act, because its interests in power generation facilities are exclusively in qualifying facilities, facilities owned by exempt wholesale generators and facilities owned by foreign utility companies.
All international projects and specified United States projects that EME might develop or acquire will be non-qualifying facility independent power projects.  EME intends for each project to qualify as an exempt wholesale generator or as a foreign utility company.  Loss of exempt wholesale generator, qualifying facility or foreign utility company status for one or more projects could result in EME's becoming a holding company subject to registration and regulation under the Public Utility Holding Company Act and could trigger defaults under the covenants in EME's project agreements.  Becoming a holding company could, on a retroactive basis, lead to, among other things, fines and penalties and could cause certain of EME's project agreements and other contracts to be voidable.

Public Utility Regulatory Policies Act of 1978 - The Public Utility Regulatory Policies Act provides two primary benefits to qualifying facilities.  First, as discussed above, ownership of qualifying facilities will not cause a company to be deemed an electric utility company for purposes of the Public Utility Holding Company Act.  In addition, all cogeneration facilities that are qualifying facilities are exempt from most provisions of the
Federal Power Act and regulations of the FERC thereunder.  Second, the FERC regulations promulgated under the
Public Utility Regulatory Policies Act require that electric utilities purchase electricity generated by qualifying facilities at a price based on the purchasing utility's avoided cost, and that the utilities sell back up power to the qualifying facility on a nondiscriminatory basis.  The FERC's regulations define "avoided cost"
as the incremental cost to an electric utility of electric energy or capacity, or both, which, but for the purchase from the qualifying facility or qualifying facilities, the utility would generate itself or purchase from another source.  The FERC's regulations also permit qualifying facilities and utilities to negotiate agreements for utility purchases of power at prices different from the utility's avoided costs.  While it has been common for utilities to enter into long-term contracts with qualifying facilities in order, among other things, to facilitate project financing of independent power facilities and to reflect the deferral by the utility of capital costs for new plant additions, increasing competition and the development of new power markets have resulted in a trend toward shorter term power contracts that would place greater risk on the project owner.

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

If a project were to lose its qualifying facility status, EME could attempt to avoid holding company status on a prospective basis by qualifying the project owner as an exempt wholesale generator.  However, assuming this changed status would be permissible under the terms of the applicable power sales agreement, rate approval from the FERC would be required.  In addition, the project would be required to cease selling electricity to any retail customers, in order to qualify for exempt wholesale generator status, and could become subject to additional state regulation.  Loss of qualifying facility status by one project could also potentially cause other projects with the same partners to lose their qualifying facility status to the extent those partners became electric utilities, electric utility holding companies or affiliates of such companies for purposes of the ownership criteria applicable to qualifying facilities.  Loss of qualifying facility status could also trigger defaults under covenants to maintain qualifying facility status in the project's power sales agreements, steam sales agreements and financing agreements and result in termination, penalties or acceleration of indebtedness under such agreements.  If a power purchaser were to cease taking and paying for electricity or were to seek to obtain refunds of past amounts paid because of the loss of qualifying facility status, EME cannot provide assurance that the costs incurred in connection with the project could be recovered through sales to other purchasers.  Moreover, EME's business and financial condition could be adversely affected if regulations or legislation were modified or enacted that changed the standards for maintaining qualifying facility status or that eliminated or reduced the benefits, such as the mandatory purchase provisions of the Public Utility
Regulatory Policies Act and exemptions currently enjoyed by qualifying facilities.  Loss of qualifying facility status on a retroactive basis could lead to, among other things, fines and penalties being levied against EME, or claims by a utility customer for the refund of payments previously made.

Natural Gas Act - Many of the domestic operating facilities that EME owns, operates or has investments in use natural gas as their primary fuel.  Under the Natural Gas Act, the FERC has jurisdiction over certain sales of natural gas and over transportation and storage of natural gas in interstate commerce.  The FERC has granted blanket authority to all persons to make sales of natural gas without restriction but continues to exercise significant oversight with respect to transportation and storage of natural gas services in interstate commerce.

Recent Foreign Regulatory Matters

Information about recent foreign regulatory matters at EME is included in the MD&A under the heading "MEHC and
EME:  Market Risk Exposures."

Environmental Matters Affecting EME

EME is subject to environmental regulation by federal, state and local authorities in the United States and foreign regulatory authorities with jurisdiction over projects located outside the United States.  EME believes that it is in substantial compliance with environmental regulatory requirements and that maintaining compliance with current requirements will not materially affect its financial position or results of operation.  However, possible future developments, such as the promulgation of more stringent environmental laws and regulations, future proceedings that may be initiated by environmental authorities, and settlements agreed to by other companies could affect the costs and the manner in which EME conducts its business and could cause it to make substantial additional capital expenditures.  There is no assurance that EME would be able to recover these increased costs from its customers or that EME's financial position and results of operations would not be materially adversely affected.

Typically, environmental laws and regulations require a lengthy and complex process for obtaining licenses, permits and approvals prior to construction, operation or modification of a project or generating facility.
Meeting all the necessary requirements can delay or sometimes prevent the completion of a proposed project as well as require extensive modifications to existing projects, which may involve significant capital expenditures.  If EME fails to comply with applicable environmental laws, it may be subject to injunctive relief, penalties and fines imposed by regulatory authorities.

State - Illinois

Air Quality.  In June 2001, Illinois passed legislation mandating the Illinois Environmental Protection Agency, or Illinois EPA, to evaluate and issue a report to the Illinois legislature addressing the need for further emissions controls on fossil fuel-fired electric generating stations, including the potential need for additional controls on nitrogen oxides, sulfur dioxide and mercury.  The study, which is to be submitted between
September 30, 2003 and September 30, 2004, also requires an evaluation of incentives to promote renewable energy and the establishment of a banking system for certifying credits from voluntary reductions of greenhouse gases.
The law allows the Illinois EPA to propose regulations based on its findings no sooner than 90 days after the issuance of its findings, and requires the Illinois Pollution Control Board to act within one year on such proposed regulations.  Until the Illinois EPA issues its findings and proposes regulations in accordance with the findings, if such regulations are proposed, EME cannot evaluate the potential impact of this legislation on the operations of its facilities.

Beginning with the 2003 ozone season (May 1 through September 30), EME has been required to comply with an average NOx emission rate of 0.25 lb NOx/mmBtu of heat input.  This limitation is commonly referred to as the
East St. Louis State Implementation Plan.  This regulation is a State of Illinois requirement.  Compliance with this standard will be met by averaging the emissions of all EME's Illinois power plants.  Beginning with the 2004 ozone season, Midwest Generation's facilities will become subject to the federally-mandated "NOx SIP Call"
regulation that will cap ozone-season NOx emissions within a 19-state region east of the Mississippi.  This program provides for NOx allowance trading similar to the current SO2 (acid rain) trading program already in effect. EME has already qualified for early reduction allowances by reducing NOx emissions at various plants ahead of the imposed deadline.  Additionally, the installation of emission control technology at certain plants has demonstrated over-compliance at those individual plants with the pending NOx emission limitations.  Finally,
NOx emission trading will be utilized as needed to comply with any shortfalls at plants where installation of emission control technology has demonstrated reductions at levels short of the pending NOx limitations.

Water Quality.  The Illinois EPA is reviewing the water quality standards for the Des Plaines River adjacent to the Joliet Station and immediately downstream of the Will County Station to determine if the use classification should be upgraded.  An upgraded use classification could result in more stringent limits being applied to wastewater discharges to the river from these plants.  One of the limitations for discharges to the river that could be made more stringent if the existing use classification is changed would be the temperature of the discharges from Joliet and Will County.  The Illinois EPA has also begun a review of the water quality standards for the Chicago River and Chicago Sanitary and Ship Canal which are adjacent to the Fisk and Crawford Stations.
At this time no new standards have been proposed, so EME cannot estimate the financial impact of this review.
However, the cost of additional cooling water treatment, if required, could be substantial.

State - Pennsylvania

Water Quality.  The discharge from the treatment plant receiving the wastewater stream from EME's Unit 3 flue gas desulfurization system at the Homer City facilities has exceeded the stringent, water-quality based limits for selenium in the station's NPDES permit.  As a result, EME has been notified by the Pennsylvania Department of
Environmental Protection that it has been included in the Quarterly Noncompliance Report submitted to the United
States EPA.  EME has met with the contractor

responsible for the Unit 3 flue gas desulfurization system to discuss approaches to resolving the water quality issues and is investigating technical alternatives for maximizing the level of selenium removal in the discharge.
EME has also discussed these approaches for resolving the water quality issues with PADEP.  Pilot studies are underway, but until they are completed and the results are evaluated, EME cannot estimate the costs to comply with these selenium limits.  After the results of the pilot studies are evaluated, EME will meet with PADEP to discuss the drafting of a consent agreement to address the selenium issue and will instruct the contractor to make the necessary improvements.  The consent agreement may include the payment of civil penalties, but the amount cannot be estimated at this time.

Federal - United States of America

Clean Air Act.  EME expects that compliance with the Clean Air Act and the regulations and revised State
Implementation Plans developed as a consequence of the Act will result in increased capital expenditures and operating expenses.  EME's approach to meeting these obligations will consist of a blending of capital expenditure and emissions allowance purchases that will be based on an ongoing assessment of the dynamics of its market conditions.

Mercury Regulation.  See "Business of Southern California Edison Company--Environmental Matters Affecting
SCE--Mercury Maximum Achievable Technology Determination" for a general description of EPA's proposal and project timetable for finalizing regulations.  EME's preliminary estimate is that the mercury regulations may require EME to spend up to $300 million for capital improvements at its Homer City facilities in the 2006-2010 time frame, although the timing will depend on which proposal is adopted.  Until the mercury regulations are finalized, EME cannot fully evaluate the potential impact of these regulations on the operations of all its facilities.
Additional capital costs related to these regulations could be required in the future and they could be material, depending upon the final standards adopted by EPA.

National Ambient Air Quality Standards.  See "Business of Southern California Edison Company--Environmental
Matters Affecting SCE--National Ambient Air Quality Standards" for a general description of ambient air quality standards.  Matters affecting EME not otherwise described therein are discussed below.

In December 2003, EPA proposed rules that would require states to revise their state implementation plans to address alleged contributions to downwind areas that are not in attainment with the revised standards for ozone and fine particulate matter.  This proposed "Interstate Air Quality" rule is designed to be completed before states must revise their state implementation plans to address local reductions needed to meet the new ozone and fine particulate matter standards.  The proposed rule would establish a two-phase, regional cap and trade program for sulfur dioxide and nitrogen oxide.  The proposed rule would affect 27 states, including Illinois and
Pennsylvania.  The proposed rule would require sulfur dioxide emissions and nitrogen oxide emissions to be reduced in two phases (by 2010 and 2015), with emissions reductions for each pollutant of 65% by 2015.  EPA is expected to issue final rules in December 2004.

At this time, EME cannot predict the emission reduction targets that EPA will ultimately adopt or the specific timing for compliance with those targets.  In addition, any additional obligations on EME's facilities to further reduce their emissions of sulfur dioxide, nitrogen oxides and fine particulates to address local non-attainment with the 8-hour ozone and fine particulate matter standards will not be known until the states revise their implementation plans.  Depending upon the final standards that are adopted, EME may incur substantial costs or financial impacts resulting from required capital improvements or operational changes.

New Source Review Requirements.  See "Business of Southern California Edison Company--Environmental Matters
Affecting SCE--New Source Review Requirements" for a general description of new source review requirements.
Matters affecting EME not otherwise described therein are discussed below.

Prior to EME's purchase of the Homer City facilities, EPA requested information under Section 114 of the Clean
Air Act from the prior owners of the plant concerning physical changes at the plant.  This request was part of
EPA's industry-wide investigation of compliance by coal-fired plants with the Clean Air Act NSR requirements.  On
February 21, 2003, Midwest Generation received a request for information under Section 114 regarding past operations, maintenance and physical changes at the Illinois coal plants from EPA.  On July 28, 2003,
Commonwealth Edison received a substantially similar request for information from EPA related to these same plants.  Other than these request for information, no NSR enforcement-related proceedings have been initiated by
EPA with respect to any of EME's United States facilities.

The EPA's enforcement policy on alleged NSR violations is currently uncertain.  These developments will continue to be monitored by EME to assess that implications, if any, they will have on the operation of domestic power plants owned or operated by EME or its subsidiaries, or on EME's results of operations or financial position.

Federal Legislative Initiatives.  See "Business of Southern California Edison Company--Environmental Matters
Affecting SCE--Federal Legislative Initiatives" for a general discussion of federal legislative initiatives.
There is significant uncertainty as to whether any of the proposed legislative initiatives will pass in their current form or whether any compromise can be reached that would facilitate passage of legislation.  Accordingly,
EME is not able to evaluate the potential impact of these proposals at this time.

Clean Water Act-Cooling Water Intake Structure.  See "Business of Southern California Edison--Environmental
Matters Affecting SCE--Federal Legislative Initiatives" for a general discussion of Section 316(b) of the Clean
Water Act.  EME is in the process of evaluating this regulation, which could have a material impact on some of
EME's United States facilities.

Environmental Remediation and Asbestos.  See "Business of Southern California Edison Company--Environmental
Matters Affecting SCE--Compliance with Hazardous Substances and Hazardous Waste Laws" for a general discussion of
CERCLA and related regulations.  Matters affecting EME not otherwise described therein are discussed below.

With respect to EME's liabilities arising under CERCLA or similar laws for the investigation and remediation of contaminated property, EME accrues a liability to the extent the costs are probable and can be reasonably estimated.  Midwest Generation has accrued approximately $2 million for estimated environmental investigation and remediation costs for the Illinois Plants.  This estimate is based upon the number of sites, the scope of work and the estimated costs for environmental activity where such expenditures could be reasonably estimated.  Future estimated costs may vary based on changes in regulations or requirements of federal, state, or local governmental agencies, changes in technology, and actual costs of disposal.  In addition, future remediation costs will be affected by the nature and extent of contamination discovered at our sites that requires remediation.  Given the prior history of the operations at its facilities, EME cannot be certain that the existence or extent of all contamination at its sites has been fully identified.  However, based on available information, EME's management believes that future costs in excess of the amounts disclosed on all known and quantifiable environmental contingencies will not be material to EME's financial position.

For a general discussion of asbestos laws and regulations, see "Business of Southern California Edison
Company--Environmental Matters Affecting SCE--Compliance with Hazardous Substances and Hazardous Waste Laws" above.
EME has agreed to indemnify the sellers of the Illinois Plants and the Homer City facilities with respect to specified environmental liabilities.  Information about these indemnities appears in the MD&A under the heading
"EME's Guarantees and Indemnities."

International

Climate Change.  For a discussion of international laws and regulations relating to climate change, see "Business of Southern California Edison Company--Environmental Matters Affecting SCE--Climate Change."  Matters affecting EME not otherwise described therein are discussed below.  Apart from the Kyoto Protocol, EME may be affected by future federal or state legislation relating to controlling greenhouse gas emissions.

Notwithstanding the Bush administration position, environment ministers from around the world have reached a compromise agreement on the mechanics and rules of the Kyoto Protocol.  The compromise agreement is believed to clear the way for countries to begin the treaty ratification process.

EME either has an equity interest in or owns and operates generating plants in Australia, Spain, Indonesia,
Thailand, Italy, Turkey, New Zealand, The United Kingdom, Philippines, and the United States.

All of these countries, with the exception of Indonesia, the Philippines and Thailand, are classified as Annex 1 or "developed" countries and are subject to national greenhouse gas emission reduction targets during the period of 2008-2012 (e.g., Phase one).  Each nation is actively developing policies and measures meant to assist it with meeting the individual national emission targets as set out within the Kyoto Protocol.

With the exception of Turkey, all of the countries identified have ratified the United Nations Framework
Convention on Climate Change, as well as signed the Kyoto Protocol.  Italy, New Zealand, Spain, Thailand, and the
United Kingdom have also ratified the Kyoto Protocol, and, with the exception of Australia and the United States, all of the other remaining countries are expected to do so by mid-2004.

For the treaty to come into effect, approximately 55 countries that also represent at least 55% of the greenhouse gas emissions of the developed world must ratify it.  Currently, the countries ratifying the Kyoto Protocol account for 44.2% of carbon dioxide emissions.  Although Russia also indicated at the Johannesburg Summit on
September 2002 its desire to ratify the treaty, it stepped back from that position in late 2003 and has yet to set a date for ratification.  Representing 17.4% of the developed world's greenhouse gas emissions, Russian ratification is essential to bring the treaty into effect.

If EME does become subject to limitations on emissions of carbon dioxide from its fossil fuel-fired electric generating plants, these requirements could have a significant economic impact on their operations.

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

The United States has indicated that it will support a decision to take international action on mercury at the
Global Ministerial Environment Forum.  However, the United States has further stated that it does not support negotiation of a legally-binding convention at this time. In general, the United States' approach:  (1) agrees that there is sufficient evidence of adverse impacts of mercury to warrant international action, (2) urges countries to take actions within the context of their national circumstances to identify exposed populations and to reduce anthropogenic emissions of mercury, (3) recommends the establishment of a "Mercury Program" within
UNEP, (4) recommends coordination between UNEP and other international organizations that work on mercury issues such as the World Health Organization, and (5) asks countries to make voluntary contributions to support efforts of the Mercury Program under UNEP.

If EME does become subject to limitations on emissions of mercury from its coal-fired electric generating plants, these requirements could have a significant economic impact on their operations.

Employees

MEHC has no full-time employees.  At December 31, 2003, EME and its subsidiaries employed 2,610 people, all of whom were full-time employees, and 141, 159 and 1,001 of whom were covered by collective bargaining agreements in the United Kingdom, Australia and the United States, respectively.

                                            Business of Edison Capital

Edison Capital was incorporated in California in 1987.  Edison Capital has investments worldwide in energy and infrastructure projects, including power generation, electric transmission and distribution, transportation, and telecommunications.  Edison Capital also has investments in affordable housing projects located throughout the
United States.  As of December 31, 2003, and for the 12 months then ended, Edison Capital had total consolidated assets of $3.4 billion, consolidated revenue of $88 million, and net income of $57 million.  At December 31,
2003, Edison Capital and its subsidiaries employed 62 people.

Energy and Infrastructure Investments of Edison Capital

Edison Capital's energy and infrastructure investments are in the form of domestic and cross-border leveraged leases, partnership interests in international infrastructure funds and operating companies in the United States.

Leveraged Leases.  As of December 31, 2003, Edison Capital is the lessor with an investment balance of $2.4 billion in the following leveraged leases:

  ---------------------------- ------------------------- -------------------- ----------------- ---------------
                                                                                Basic Lease       Investment
  Lessee                                Asset                 Location           Term Ends         Balance
                                                                                                (in millions)
  -------------------------------------------------------------------------------------------------------------

  Domestic Leases
  ---------------------------- ------------------------- -------------------- ----------------- ---------------
  MCV o Midland Cogeneration   1,500 MW gas-fired        Midland,                   2015             $   42
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
  City of Vidalia
  ---------------------------- ------------------------- -------------------- ----------------- ---------------
  Beaver Valley o selling      836 MW nuclear power      Shippingport,              2017             $  145
  power to Ohio Edison         plant                     Pennsylvania
  Company, Centerior Energy
  Corporation
  ---------------------------- ------------------------- -------------------- ----------------- ---------------
  American Airlines            3 Boeing 767 ER aircraft  domestic and               2016             $   63
                                                         international
                                                         routes
  -------------------------------------------------------------------------------------------------------------

  Cross-border Leases
  ---------------------------- ------------------------- -------------------- ----------------- ---------------
  EPON o power generation      1,675 MW combined         Gronhingen,                2016             $  437
  company                      cycle, gas-fired power    Netherlands
                               plant (3 of 5 units)
  ---------------------------- ------------------------- -------------------- ----------------- ---------------
  EPZ o consortium of          580 MW coal/gas-fired     Rotterdam,                 2016             $   87
  government electric          power plant               Netherlands
  distribution companies
  ---------------------------- ------------------------- -------------------- ----------------- ---------------
  ESKOM o government           4,110 MW coal-fired       Majuba,                    2018             $  642
  integrated utility           power plant (3 of 6       South Africa
                               units)
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
  ---------------------------- ------------------------- -------------------- ----------------- ---------------
  NV Nederlandse Spoorwegen    40 electric locomotives   Netherlands                2011             $   37
  o national rail authority
  ---------------------------- ------------------------- -------------------- ----------------- ---------------
  Swisscom o government        Telecom conduit           Switzerland                2028             $  545
  telecom utility
  ---------------------------- ------------------------- -------------------- ----------------- ---------------

The rent paid by the lessee is expected to cover debt payments and provide a profit to Edison Capital.  As lessor, Edison Capital also claims depreciation of the asset or amortization of lease payments and interest deductions.  All regulatory, operating, maintenance, insurance and decommissioning costs are the responsibility of the lessees.  The lessees' performance is secured not only by the project assets, but also by other collateral that was valued as of December 31, 2003, in the aggregate at approximately $2.1 billion against $2.4 billion invested in leveraged leases.  The lenders have a priority lien against the assets and collateral but the loans are otherwise non-recourse to Edison Capital.  Edison Capital's leveraged lease investments depend upon the performance of the asset, the lessee's performance of its

contract obligations, enforcement of remedies and sufficiency of the collateral in the event of default, and realization of tax benefits.

Information about issues with Edison Capital's investment in a power plant leased to Midland Cogeneration
Ventures, which sells electricity to Consumers Energy, and investments in aircraft leased to American Airlines is contained in the MD&A under the heading "Edison Capital:  Market Risk Exposures--Credit and Performance Risk."

Infrastructure Funds.  Edison Capital holds a minority interest as a limited partner in three separate funds that invest in infrastructure assets in Latin America, Asia and countries in Europe with emerging economies.  Edison
Capital is also a member of the investment committee of each fund.  At year-end 2003, Edison Capital had an investment balance of $40 million in 17 assets in the Latin America fund, $36 million in 10 assets in the Asia fund, and $73 million in 11 assets in the emerging Europe fund.  Edison Capital also made additional direct investments alongside the Latin America fund in the amount of $29 million.  On December 31, 2003, the remaining balance of the investment commitment was $12 million for the Latin America fund, $12 million for the Asia fund, and $43 million for the emerging Europe fund.  These funds may be drawn during the remaining investment period for each fund for certain fees and if investments are identified by the fund manager and recommended by the fund's investment committee.  The fund investments currently generate modest operating cash flow for the limited partners and the fund managers will look to exit the investments on favorable terms which provide a return to the limited partners from appreciation in the value of the investment.  The ability to exit investments on favorable terms depends upon many factors, including the economic conditions in each region, the performance of the asset, and whether there is a public or private market for these interests.  For some fund investments there may also be foreign currency exchange rate risk.  As of year-end 2003, Edison Capital received net cash of $16 million from the Latin America fund, $55 million from the Asia fund, and $9 million from the emerging Europe fund.

Operating Companies.  At year-end 2003, Edison Capital had an investment balance of $84 million in four wind power projects located in Iowa and Minnesota capable of generating 146 MW of electricity.  The wind projects sell power to the local utilities under long-term power purchase agreements with rates currently ranging from 4.8(cent)to
6(cent)per kWh but declining over time according to contract schedules.  Edison Capital also claims production tax credits, depreciation, and interest deductions from these projects for tax purposes.

Storm Lake, Edison Capital's largest wind power project with an investment balance of $73 million at December 31,
2003, was developed and operated by Enron Wind, a subsidiary of Enron Corp.  Enron Corp filed bankruptcy in
December 2001, and Enron Wind filed bankruptcy in April 2002.  Edison Capital's affiliate operates the project.
The project's lenders claim that Enron Corp's and Enron Wind's bankruptcies are events of default under the loan agreements.  Edison Capital believes that Enron entities' bankruptcies do not impair the ability of the project to meet its loan obligations, and Edison Capital is working with the lenders to resolve these defaults.

Edison Capital and Storm Lake are also seeking to recover damages in bankruptcy against Enron Wind.  Enron Wind recently stipulated to allow damages in the aggregate amount of $61 million, against various Enron Wind debtors, but the timing and amount of an actual recovery payment is still uncertain and depends upon resolution of other creditors' claims, allocation of values among the various Enron Wind debtors and bankruptcy court approval.

At December 31, 2003 Edison Capital also has an investment balance of $16 million as a limited partner in a waste-to-energy plant that provides waste services and electricity under long-term agreements.  The plant operator is a subsidiary of Covanta which filed bankruptcy in 2002.  In the plan of reorganization recently approved by the bankruptcy court, the project equity is reinstated and the project assets are unimpaired by any bankruptcy liens.  The partnership is currently receiving amounts due under the long-term agreements, and Edison
Capital is currently receiving its share of distributions from the partnership.

Affordable Housing Investments of Edison Capital

Over the past 14 years, Edison Capital has invested or participated in more than $1 billion in over
350 affordable housing projects with more than 26,500 units rented to qualifying low-income tenants in 36 states.
These investments are usually in the form of majority interests in limited partnerships or limited liability companies.  With a few exceptions, the projects are managed by third parties.  At year-end 2003, Edison Capital had an investment balance of $71 million in affordable housing projects after syndicating substantial interests in 210 projects to other investors in previous years.  Edison Capital retained a minority interest in, and continues to monitor, the syndicated investments.  Edison Capital is entitled to low-income housing tax credits, depreciation and interest deductions, and a small percentage of cash generated from the projects.  Edison
Capital's tax credits from these projects could be recaptured by the Internal Revenue Service if, among other things, the project fails to comply with the requirements of the tax credit program, costs are excluded from the eligible basis used to compute the amount of tax credits, or the project changes ownership through foreclosure.
In most cases, Edison Capital is indemnified by the project manager (or parties related to it) against such losses, but there is no assurance of collecting against such indemnities.  As of year-end 2003, Edison Capital had not experienced any significant recapture of tax credits from its affordable housing projects.

Business Environment of Edison Capital

Edison Capital's investments may be affected by the financial condition of other parties, the performance of assets, regulatory, economic conditions and other business and legal factors.  Edison Capital generally does not control operations or management of the projects in which it invests and must rely on the skill, experience and performance of third party project operators or managers.  These third parties may experience financial difficulties or otherwise become unable or unwilling to perform their obligations.  Edison Capital's investments also generally depend upon the operating results of a project with a single asset.  These results may be affected by general market conditions, equipment or process failures, volatility in important fuel supplies or prices, or another party's failure to perform material contract obligations, and regulatory actions affecting utilities purchasing power from the leased assets.  Edison Capital has taken steps to mitigate these risks in the structure of each project through contract requirements, warranties, insurance, step-in rights, collateral rights and default remedies, but such measures may not be adequate to assure full performance.  In the event of default, lenders with a security interest in the asset may exercise remedies that could lead to a loss of some or all of
Edison Capital's investment in the project.

Under tax allocation arrangements among Edison International and its subsidiaries, Edison Capital receives cash for federal and state tax benefits from its investments that are utilized on Edison International's tax return.
Information about Edison Capital's tax allocation payments is contained in the MD&A under the heading "Edison
Capital:  Liquidity--Edison Capital's Intercompany Tax-Allocation Payments."

Item 2.  Properties

As a holding company, Edison International does not directly own any significant properties other than the stock of its subsidiaries.  The principal properties of SCE are described above under "Business of Southern California
Edison Company--Properties of SCE."  Properties of EME and Edison Capital are discussed above under "Business of
Edison Mission Energy" and "Business of Edison Capital," respectively.

Item 3.  Legal Proceedings

The following is a description of litigation of subsidiaries of Edison International which may be material to
Edison International.

                                        SOUTHERN CALIFORNIA EDISON COMPANY

Navajo Nation Litigation

Information about the Navajo Nation Litigation appears in the MD&A under the heading "SCE:  Other
Developments--Navajo Nation Litigation" and is incorporated herein by this reference.

CPUC Litigation and Settlement

Information about SCE's lawsuit against the CPUC, its settlement, and the appeal of the stipulated judgment approving the settlement appears in the MD&A under the heading "SCE:  Regulatory Matters--Generation and Power
Procurement--CPUC Litigation Settlement Agreement" and is incorporated herein by this reference.

CPUC Investigation Regarding SCE's Electric Line Maintenance Practices

Information about the CPUC's order instituting investigation regarding SCE's electric line maintenance practices appears in the MD&A under the heading "SCE:  Regulatory Matters--Transmission and Distribution--Electric Line
Maintenance Practices Proceeding" and is incorporated herein by this reference.

Department of Toxic Substances Control Enforcement Action

SCE has received a draft enforcement order, consent order and related documents from the California Department of
Toxic Substances Control, seeking penalties totaling $383,400.  The Department of Toxic Substances Control
alleges that SCE failed, during a 13-month period ending in March 2002, to properly maintain prescribed levels of financial assurance in connection with its on-site management of hazardous waste at San Onofre.  SCE is in settlement discussions with the Department of Toxic Substances Control to resolve this matter through the use of an administrative consent order.

County of San Bernardino Investigation

County of San Bernardino Office of District Attorney notified SCE, in a letter dated September 23, 2003, of its intent to file a misdemeanor criminal complaint and a civil complaint seeking injunctive relief for the alleged failure to report a spill of oil from a transformer in an isolated area of San Bernardino County.  The penalties according to the County could range from $5,604 to $555,604.  The parties have entered into a tolling agreement and are continuing settlement discussions.

Irvine Underground Storage Tank Matter

In a letter dated October 20, 2003, the office of the District Attorney of Orange County, California alleged that reports generated by the Orange County Health Care Agency revealed that SCE violated the California Code of
Regulations by failing to upgrade an underground storage tank in Irvine, California, between December 23, 1998 and November 4, 2001.  While the tank had been removed at the date of the letter, the previous violations were alleged to exist.  The October 20, 2003 letter advised that it was the intention of the District Attorney's office to bring an action against SCE in Orange County Superior Court, seeking civil penalties ranging from $500 up to $5,000 per tank per day of violation, and costs of investigation.  As a result of a prefiling settlement conference held on November 21, 2003, SCE settled the matter with the office of the District Attorney of Orange County for an immaterial amount.

                                               EDISON MISSION ENERGY

EcoElectrica Environmental Proceeding

EME owns an indirect 50% interest in EcoElectrica, L.P., a limited partnership which owns and operates a liquefied natural gas import terminal and cogeneration project at Penuelas, Puerto Rico.  In 2000, EPA issued to
EcoElectrica a notice of violation and a compliance order alleging violations of the Federal Clean Air Act primarily related to start-up activities.  EcoElectrica and the Department of Justice agreed to settle the matter for $195,000.  The parties signed a stipulation, settlement agreement and order reflecting their agreement.  The
Department of Justice then filed its complaint, which was subsequently dismissed by the court in recognition of the stipulation, settlement agreement and order, and EcoElectrica paid the $195,000 fine, and the settlement became final.

Sunrise Power Company Lawsuits

Sunrise Power Company, in which a wholly owned subsidiary of EME owns a 50% interest, sells all its output to the
CDWR under a power purchase agreement entered into on June 25, 2001.  On February 25, 2002, the CPUC and the
California Electricity Oversight Board filed complaints with the FERC against all sellers of power under long-term contracts to the CDWR, including Sunrise Power Company.  The CPUC complaint alleged that the contracts were "unjust and unreasonable" on price and other terms, and requested that the contracts be abrogated.  The
California Electricity Oversight Board complaint made a similar allegation and requested that the contracts be deemed voidable at the request of the CDWR or, in the alternative, abrogated as of a future date, to allow for the possibility of renegotiation.  In January 2003, the CPUC and the California Electricity Oversight Board
dismissed their complaints against Sunrise Power Company pursuant to a global settlement that also involved a restructuring of Sunrise Power Company's long-term contract with the CDWR.  On December 31, 2002, Sunrise Power
Company restructured its contract with the CDWR.  The restructured agreement reduced by 5% the capacity payments to be made to Sunrise Power Company as compensation for having power available when needed.  In addition, Sunrise
Power Company's option to extend the agreement for one year beyond December 31, 2011 was terminated; however, the term of the restructured agreement was extended until June 30, 2012.

On May 2, 2002, the United States Justice Foundation announced that it had filed a complaint in the Superior
Court of the State of California, Los Angeles County, against the CDWR, all sellers of power under long-term energy contracts entered into in 2001, including Sunrise Power Company, and Vikram Budhraja, one of the
consultants involved in the negotiation of energy contracts on behalf of the CDWR.  The lawsuit asks the Superior
Court to void all the contracts entered into in 2001, as well as all the contracts renegotiated in 2002, as a result of a purported conflict of interest by Mr. Budhraja.  Sunrise Power Company was not served with the complaint.  On November 25, 2003, the plaintiffs filed a voluntary dismissal with prejudice of this lawsuit.  The dismissal was entered by the court on December 2, 2003.

On May 15, 2002, Sunrise Power Company was served with a complaint filed in the Superior Court of the State of
California, City and County of San Francisco, by James M. Millar, "individually, and on behalf of the general public and as a representative taxpayer suit" against sellers of long-term power to the
CDWR, including Sunrise Power Company.  The lawsuit alleges that the defendants, including Sunrise Power Company, engaged in unfair and fraudulent business practices by knowingly taking advantage of a manipulated power market to obtain unfair contract terms.  The lawsuit seeks to enjoin enforcement of the "unfair and oppressive terms and conditions" in the contracts, as well as restitution by the defendants of excessive monies obtained by the defendants.  Plaintiffs in several other class action lawsuits pending in Northern California have filed petitions seeking to have the Millar lawsuit consolidated with those lawsuits.  The defendants in the Millar lawsuit and other class action suits removed all the lawsuits to the United States District Court, Northern
District of California, and filed a motion to stay all proceedings pending final resolution of the jurisdictional issue.  On July 9, 2003, Judge Whaley of the United States District Court concluded the federal court lacked jurisdiction and remanded the case to the originating San Francisco Superior Court.  Defendants, including
Sunrise Power Company, stipulated to respond to the complaint thirty days after it is assigned to a specific court of the San Francisco Superior Court.  In December 2003, James Millar filed a First Amended Class Action and
Representative Action Complaint which contains allegations similar to those in the earlier complaint but also alleges a class action.  One of the newly added parties has again removed the lawsuit to federal court, where it is currently pending (subject to remand).  EME believes that the outcome of this litigation will not have a material adverse effect on its consolidated financial position or results of operations.

Paiton Labor Suit

In April 2001, Paiton Energy was sued in the Central Jakarta District Court by the PLN Labor Union.  PT PLN, the
state-owned electrical utility company, was also named as a defendant in the suit, along with the Indonesian
Minister of Mines and Energy and the former President Director of PT PLN.  The union seeks to set aside the power purchase agreement between Paiton Energy and PT PLN and the interim agreement then in effect between Paiton
Energy and its lenders, as well as damages and other relief.  On April 16, 2002 the Central Jakarta District
Court dismissed the lawsuit against Paiton Energy and the other defendants on the basis that the PLN Labor Union was not authorized under the law to bring such an action.  The PLN Labor Union filed an appeal on April 23, 2002.
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

Executive Officers(1) of the Registrant

-------------------------------------------------------------------------------------------------------------------
                                               Edison International
-------------------------------- -------------------------- -------------------------------------------------------
                                          Age at
Executive Officer                    December 31, 2003                         Company Position
-------------------------------- -------------------------- -------------------------------------------------------

John E. Bryson                              60              Chairman of the Board, President and Chief Executive
                                                            Officer
-------------------------------- -------------------------- -------------------------------------------------------

Theodore F. Craver, Jr.                     52              Executive Vice President, Chief Financial Officer and
                                                            Treasurer
-------------------------------- -------------------------- -------------------------------------------------------

Bryant C. Danner                            66              Executive Vice President and General Counsel
-------------------------------- -------------------------- -------------------------------------------------------

Thomas M. Noonan                            52              Vice President and Controller
-------------------------------- -------------------------- -------------------------------------------------------

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

-------------------------------------------------------------------------------------------------------------------------
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
                             Chairman of the Board, EME                              January 2000 to December 2002
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
                             Edison Enterprises(1)
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
                             Assistant Controller, Edison International and SCE      September 1993 to March 1999
---------------------------- ------------------------------------------------------- ------------------------------------

-----------------
(1)  Edison Enterprises is an inactive nonutility subsidiary of Edison International, originally organized to own the stock and coordinate the activities of Edison International's former retail products and services business.

---------------------------------------------------------------------------------------------------------------------
                                         Southern California Edison Company
----------------------------- ------------------------ --------------------------------------------------------------
                                      Age at
Executive Officer                December 31, 2003                           Company Position
----------------------------- ------------------------ --------------------------------------------------------------
John E. Bryson(1)                       60             Chairman of the Board
----------------------------- ------------------------ --------------------------------------------------------------
Alan J. Fohrer                          53             Chief Executive Officer and Director
----------------------------- ------------------------ --------------------------------------------------------------
Robert G. Foster                        56             President
----------------------------- ------------------------ --------------------------------------------------------------
Thomas M. Noonan(1)                     52             Vice President and Controller
----------------------------- ------------------------ --------------------------------------------------------------

------------------
(1)  Messrs. Bryson and Noonan are also deemed Executive Officers due to their positions at Edison
     International.  Information concerning their Company positions and business experience is set forth under
     Edison International.  Edison International is the parent holding company of SCE.

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

-------------------------------------------------------------------------------------------------------------------
                                        Southern California Edison Company
------------------------- ----------------------------------------------- -----------------------------------------
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
                          EME
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
                          Officer, Edison International
                          Chairman of the Board, Edison                   January 1998 to September 1999
                          Enterprises
                          Executive Vice President and Chief Financial    September 1996 to December 1999
                          Officer, SCE
                          Chairman of the Board, EME                      January 1998 to December 1999
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
                          Edison International and SCE
                          Senior Vice President, Public Affairs, Edison   November 1996 to April 2001
                          International and SCE
------------------------- ----------------------------------------------- -----------------------------------------

--------------------------------------------------------------------------------------------------------------------
                                             The Nonutility Companies
------------------------------ ------------------------ ------------------------------------------------------------
                                       Age at
Executive Officer                 December 31, 2003                          Company Position
------------------------------ ------------------------ ------------------------------------------------------------
Thomas R. McDaniel                       54             Chairman of the Board, President and Chief Executive
                                                        Officer, EME
                                                        Chief Executive Officer and Director, Edison Capital
------------------------------ ------------------------ ------------------------------------------------------------
John E. Bryson(1)                        60             Chairman of the Board, Edison Capital
------------------------------ ------------------------ ------------------------------------------------------------
Ashraf T. Dajani                         56             President and Chief Operating Officer, Edison Capital
------------------------------ ------------------------ ------------------------------------------------------------

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

--------------------------------------------------------------------------------------------------------------------
                                             The Nonutility Companies
----------------------------- --------------------------------------------- ----------------------------------------
Executive Officer                           Company Position                            Effective Dates
----------------------------- --------------------------------------------- ----------------------------------------

Thomas R. McDaniel            Chairman of the Board, President and Chief    January 2003 to present
                              Executive Officer, EME
                              President and Chief Executive Officer, EME    August 2002 to December 2002
                              Chief Executive Officer, Edison Capital       August 2002 to present
                               President and Chief Executive Officer,
                              Edison Capital                                September 1987 to July 2002
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
                              Senior Vice President, Edison Capital         September 1995 to July 2002
----------------------------- --------------------------------------------- ----------------------------------------

                                                      PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Edison International Common Stock is traded on the New York Stock Exchange and the Pacific Exchange under the symbol "EIX."

Market information responding to Item 5 is included in Edison International's Annual Report under the heading
"Quarterly Financial Data (Unaudited)" on page 166 and is incorporated herein by this reference.  There are restrictions on the ability of Edison
International's subsidiaries to transfer funds to Edison International that currently materially limit the ability of Edison International to pay cash dividends.  Such restrictions are discussed in the MD&A under the heading "Edison International (Parent):  Liquidity Issues" on pages 59 through 60 and Note 5 of Notes to Financial Statements, which discussions are incorporated herein by this reference.  The number of common stock shareholders of record of Edison International was 68,203 on December 31, 2003.  Additional
information concerning the market for Edison International's Common Stock is set forth on the cover page hereof.

Item 6.  Selected Financial Data

Information responding to Item 6 is included in the Annual Report under "Selected Financial and Operating Data:
1999-2003" on page 167, and is incorporated herein by this reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operation

Information responding to Item 7 is included in the Annual Report on pages 1 through 95 and is incorporated herein by this reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Information responding to Item 7A is included in the MD&A under the headings "SCE:  Market Risk Exposures" on pages 8 through 9; "MEHC AND EME:  MARKET RISK EXPOSURES" ON PAGES 42 THROUGH 55; "EDISON CAPITAL:  MARKET RISK
EXPOSURES" ON PAGES 57 THROUGH 58; AND "EDISON INTERNATIONAL (PARENT):  MARKET RISK EXPOSURES" ON PAGE 60 and is
incorporated herein by this reference.

Item 8.  Financial Statements and Supplementary Data

Certain information responding to Item 8 is set forth after Item 15 in Part III.  Other information responding to
Item 8 is included in the Annual Report on pages 100 through 165 and is incorporated herein by this reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

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

Internal Control over Financial Reporting

There have not been any changes in Edison International's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, SCE's internal control over financial reporting.

                                                     PART III

Item 10.  Directors and Executive Officers of the Registrant

Information concerning executive officers of Edison International is set forth in Part I in accordance with
General Instruction G(3), pursuant to Instruction 3 to Item 401(b) of Regulation S-K.  Other information responding to Item 10 will appear in Edison International's definitive Joint Proxy Statement (Proxy Statement) to be filed with the SEC in connection with Edison International's Annual Shareholders' Meeting to be held on
May 20, 2004, under the headings "Election of Directors, Nominees for Election," "Board Committees and
Subcommittees," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Code of Business Conduct and
Ethics," and is incorporated herein by this reference.

In addition, the following information is furnished with respect to Mr. Daniel M. Tellep, a Director of Edison
International, who is expected to retire from the Board of Directors on May 20, 2004:

Daniel M. Tellep, age 72, has been a Director of Edison International since 1992.  He also is a Director of SCE.
Mr. Tellep retired as Chairman of the Board of Lockheed Martin Corporation (aerospace industry) in 1996.

Item 11.  Executive Compensation

Information responding to Item 11 will appear in the Proxy Statement under the headings "Director Compensation,"
"Executive Compensation--Summary Compensation Table," "Option/SAR Grants in 2003," "Aggregated Option/SAR Exercises
in 2003 and FY-End Option/SAR Values," "Long-Term Incentive Plan Awards in Last Fiscal Year," "Pension Plan
Table," "Other Retirement Benefits," "Employment Contracts and Termination of Employment Arrangements," and
"Compensation and Executive Personnel Committees' Interlocks and Insider Participation," and is incorporated herein by this reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information responding to Item 12 will appear in the Proxy Statement under the headings "Stock Ownership of
Directors and Executive Officers" and "Stock Ownership of Certain Shareholders," and is incorporated herein by this reference.

Equity Compensation Plans

The following table provides information as of December 31, 2003, for compensation plans under which equity securities may be issued:

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
                                warrants and rights          warrants and rights       (excluding securities
       Plan Category                                                                   reflected in column (a))
                                          (a)                         (b)                          (c)
----------------------------    -------------------------    ----------------------    ----------------------------

Equity Compensation Plans              11,053,413                   $19.82                   9,765,402(1)(2)
approved by security
holders

Equity Compensation Plans              3,749,840                    $17.25                      6,156,773
not approved by security
holders(3)

Total                                  14,803,253                   $19.17                     15,922,175

----------------
(1)  This amount is the aggregate number of shares available to be issued under the Equity Compensation Plan as of December 31, 2003.  Each year, the number of shares available to be issued is increased by an amount equal to 1% of the total issued and outstanding shares of Edison International common stock as of
     December 31 of the prior year.  To the extent shares are not needed in any year, the excess authorized shares will carry over to subsequent years until the plan termination date, December 31, 2007.

(2)  The amount shown includes 493,147 shares available for issuance with respect to performance share awards in
     2002 and 2003, and 1,608,308 shares available for issuance with respect to deferred stock units awarded from
     1998 through 2003.

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
     Few shares have been issued under this plan since 2002, as company policy now is that only hiring grants to new employees are to be issued under this plan, and regular on-going grants are to be made from the shareholder-approved plan.

     The administrator establishes the terms and conditions of the option awards including vesting, option term, transferability, payment deferral, employment termination provisions and adjustment provisions relative to stock splits, reorganizations and other corporate transactions.  The terms of the stock options granted in
     2003 will appear in the Proxy Statement under the heading "Executive

     Compensation:  Option/SAR Grants in 2003" and are incorporated herein by reference.  See Note 7 of Notes to
     Financial Statements for additional information concerning the 2000 Equity Plan.

Item 13.  Certain Relationships and Related Transactions

Information responding to Item 13 will appear in the Proxy Statement under the headings "Certain Relationships and Transactions" and "Other Management Transactions," and is incorporated herein by this reference.

Item 14.  Principal Accounting Fees and Services

Information responding to Item 14 will appear in the Proxy Statement under the heading "Independent Accountant
Fees," and is incorporated herein by this reference.

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)   Financial Statements
The following items contained in the Annual Report are found on pages 1 through 165, and are incorporated herein by this reference.

         Management's Discussion and Analysis of Financial Condition and Results of Operations
         Responsibility for Financial Reporting
         Report of Independent Auditors
         Report of Predecessor Independent Public Accountants
         Consolidated Statements of Income - Years Ended December 31, 2003, 2002 and 2001
         Consolidated Balance Sheets - December 31, 2003 and 2002
         Consolidated Statements of Cash Flows - Years Ended December 31, 2003, 2002 and 2001
         Consolidated Statements of Changes in Common Shareholders' Equity - Years Ended December 31, 2003, 2002
              and 2001
         Notes to Consolidated Financial Statements

(a)(2)   Report of Independent Auditors and Schedules Supplementing Financial Statements

The following documents may be found in this report at the indicated page numbers:
                                                                                                         Page
                                                                                                         ----
         Report of Independent Auditors on Financial Statement Schedules                                  45
         Report of Predecessor Independent Public Accountants on Supplemental Schedules                   46
         Schedule I - Condensed Financial Information of Parent                                           47
         Schedule II - Valuation and Qualifying Accounts for the
              Years Ended DECEMBER 31, 2003, 2002 AND 2001                                                50

Schedules III through V, inclusive, are omitted as not required or not applicable.

(a)(3)   Exhibits

See Exhibit Index beginning on page 54 of this report.

Edison International will furnish a copy of any exhibit listed in the accompanying Exhibit Index upon written request and upon payment to Edison International of its reasonable expenses of furnishing such exhibit, which shall be limited to photocopying charges and, if mailed to the requesting party, the cost of first-class postage.

(b)      Reports on Form 8-K

         Date of Report                    Date Filed                      Item(s) Reported
         --------------                    ----------                      ----------------

         December 11, 2003                 December 12, 2003                      5
         November 5, 2003*                 November 5, 2003*                     12*
         October 28, 2003                  October 29, 2003                       5
         October 22, 2003                  October 23, 2003                       5
         October 16, 2003                  October 16, 2003                       5
         October 1, 2003                   October 3, 2003                        5

         --------------------
         * The November 5, 2003 Form 8-K was furnished under Item 12 and shall not be deemed to be "filed" for purposes of the Securities Exchange Act of 1934, nor shall it be deemed to be incorporated by reference in any filing under the Securities Act of 1933.

                                         Report of Independent Auditors on
                                             Financial Statement Schedules

To the Board of Directors and Shareholders
of Edison International

Our audits of the consolidated financial statements referred to in our report dated March 10, 2004, appearing in the 2003 Annual Report to Shareholders of Edison International (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules for the years ended December 31, 2003 and 2002 listed in Item 15(a)(2) of this Form
10-K.  In our opinion, the 2003 and 2002 financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.
The financial statement schedule information for the year ended December 31, 2001 of Edison International was audited by other independent accountants who have ceased operations.  Those independent accountants expressed an unqualified opinion on that financial statement schedule information in their report dated March 25, 2002.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
March 10, 2004

 THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED BY
                                               ARTHUR ANDERSEN LLP.

                               REPORT OF PREDECESSOR INDEPENDENT PUBLIC ACCOUNTANTS
                                             ON SUPPLEMENTAL SCHEDULES

To Edison International:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in the 2002 Annual Report to Shareholders of Edison International incorporated by reference in this Form 10-K, and have issued our report thereon dated March 25, 2002.  Our audits were made for the purpose of forming an opinion on those consolidated financial statements taken as a whole.  The supplemental schedules listed in Part III of this Form 10-K are the responsibility of Edison International's management and are presented for purposes of complying with the SEC's rules and regulations, and are not part of the consolidated financial statements.  These supplemental schedules have been subjected to the auditing procedures applied in the audits of the consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the consolidated financial statements taken as a whole.

                                                              ARTHUR ANDERSEN LLP

Los Angeles, California
MARCH 25, 2002

                                               Edison International

                              SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT

                                             CONDENSED BALANCE SHEETS

                                                                                         December 31,
-------------------------------------------------------------------------------------------------------------------

                                                                                    2003                 2002
-------------------------------------------------------------------------------------------------------------------

                                                                                        (In thousands)
Assets:
    Cash and equivalents                                                      $    1,087,321      $     251,940
    Other current assets                                                           1,409,622          1,253,556
-------------------------------------------------------------------------------------------------------------------

      Total current assets                                                         2,496,943          1,505,496

    Investments in subsidiaries                                                    6,740,610          7,025,535
    Other                                                                              2,917              4,385
-------------------------------------------------------------------------------------------------------------------

      Total assets                                                            $    9,240,470      $   8,535,416
-------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity:
    Accounts payable                                                          $        4,587      $       4,080
    Other current liabilities                                                      2,082,923          1,376,038
-------------------------------------------------------------------------------------------------------------------

      Total current liabilities                                                    2,087,510          1,380,118

    Long-term debt                                                                        --            747,988
    Other long-term liabilities                                                    1,664,778          1,666,664
    Other deferred credits                                                            55,204             61,788
    Common shareholders' equity                                                    5,432,978          4,678,858
-------------------------------------------------------------------------------------------------------------------

      Total liabilities and shareholders' equity                              $    9,240,470      $   8,535,416
-------------------------------------------------------------------------------------------------------------------

                                               Edison International

                              SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT

                                          CONDENSED STATEMENTS OF INCOME
                               For the Years Ended December 31, 2003, 2002 and 2001

                                                                      2003                2002               2001
-------------------------------------------------------------------------------------------------------------------

                                                                      (In thousands, except per-share amounts)

Operating revenue and other income                            $      63,626       $      78,147     $       105,747
Operating expenses and interest expense                             156,027             171,050             247,436
-------------------------------------------------------------------------------------------------------------------

Loss before equity in earnings of subsidiaries                      (92,401)            (92,903)           (141,689)

Equity in earnings of subsidiaries                                  913,124           1,170,285           1,176,634
-------------------------------------------------------------------------------------------------------------------

Net income                                                    $     820,723       $   1,077,382     $     1,034,945
-------------------------------------------------------------------------------------------------------------------

Weighted-average shares of common stock outstanding                 325,811             325,811             325,811
Basic earnings per share                                      $        2.52       $        3.31     $            3.18
Diluted earnings per share                                    $        2.50       $        3.28     $            3.17

                                               Edison International

                              SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT

                                        CONDENSED STATEMENTS OF CASH FLOWS
                               For the Years Ended December 31, 2003, 2002 and 2001

                                                                     2003               2002              2001
-------------------------------------------------------------------------------------------------------------------
                                                                                   (In thousands)

Cash Flows From Operating Activities                           $   (229,048)      $    336,917      $   (320,606)
-------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities                              1,058,707           (116,094)           97,144
-------------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities                                  5,722               (317)             (427)
-------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and equivalents                     835,381            220,506          (223,889)
Cash and equivalents at beginning of year                           251,940             31,434           255,323
-------------------------------------------------------------------------------------------------------------------

Cash and equivalents at the end of year                        $  1,087,321       $    251,940      $     31,434
-------------------------------------------------------------------------------------------------------------------

Cash dividends received from Southern California
   Edison Company                                              $    945,000       $         --      $         --

                                               Edison International

                                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                       For the Year Ended December 31, 2003

                                                                   Additions
                                                       -------------------------------
                                     Balance at          Charged to        Charged to                      Balance
                                    Beginning of          Costs and           Other                        at End
             Description               Period             Expenses          Accounts      Deductions      of Period
-------------------------------------------------------------------------------------------------------------------

                                                                   (In thousands)
Uncollectible accounts
    Customers                        $    43,263       $    20,542     $    1,175     $    34,663       $    30,317
    All other                              8,216             5,771             --           4,134             9,853
-------------------------------------------------------------------------------------------------------------------

Total                                $    51,479       $    26,313     $    1,175     $    38,797(a)    $    40,170
-------------------------------------------------------------------------------------------------------------------

--------------------
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
-------------------------------------------------------------------------------------------------------------------

Total                                $    46,611       $    30,309     $      338     $    25,779(a)    $    51,479
-------------------------------------------------------------------------------------------------------------------

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

                                                              EDISON INTERNATIONAL

                                                              By:

                                                              /s/ Kenneth S. Stewart
                                                              -----------------------------------------------
                                                              Kenneth S. Stewart
                                                              Assistant General Counsel

                                                              Date:  MARCH 15, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

       Signature                                             Title
       ---------                                             -----

Principal Executive Officer:
     John E. Bryson*                             Chairman of the Board, President,
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
     Theodore F. Craver, Jr.*                    Executive Vice President, Chief
                                                     Financial Officer and Treasurer

Controller or Principal Accounting Officer:
     Thomas M. Noonan*                           Vice President and Controller

Board of Directors:

     Bradford M. Freeman*                        Director
     Bruce Karatz*                               Director
     Luis Nogales*                               Director
     Ronald L. Olson*                            Director
     James M. Rosser*                            Director
     Richard T. Schlosberg, III*                 Director
     Robert H. Smith*                            Director
     Thomas C. Sutton*                           Director
     Daniel M. Tellep*                           Director

     *By:

     /s/ Kenneth S. Stewart
     -----------------------------------------
     Kenneth S. Stewart
     Assistant General Counsel

Date:  MARCH 15, 2004

                                                   EXHIBIT INDEX

Exhibit
Number                                               Description
------                                               -----------

3.1           Restated Articles of Incorporation of Edison International effective May 9, 1996 (File No. 1-9936, filed as Exhibit 3.1 to Edison International Form 10-K for the year ended December 31, 1998)*
3.2           Certificate of Determination of Series A Junior Participating Cumulative Preferred Stock of Edison
              International dated November 21, 1996 (File No. 1-9936, Edison International Form 8-A dated
              November 21, 1996)*
3.3           Amended Bylaws of Edison International as adopted by the Board of Directors effective January 1,
              2002 (File No. 1-9936, Edison International Form 10-K for the year ended December 31, 2001)*

Edison International
4.1           Subordinated Indenture, dated as of July 26, 1999 (File No. 1-9936, filed as Exhibit 4.1 to Form
              8-K dated July 26, 1999)*
4.2           Supplemental Indenture No. 1, dated as of July 26, 1999 (File No. 1-9936, filed as Exhibit 4.2 to
              Form 8-K dated July 26, 1999)*
4.3           Amended and Restated Trust Agreement, dated as of July 26, 1999 (File No. 1-9936, filed as Exhibit
              4.3 to Form 8-K dated July 26, 1999)*
4.4           Senior Indenture, dated September 28, 1999 (File No. 1-9936, filed as Exhibit 4.1 to Form 10-Q for the quarter ended September 30, 1999)*
4.5           Supplemental Indenture No. 1, dated September 28, 1999 (File No. 1-9936, filed as Exhibit 4.2 to
              Edison International Form 10-Q for the quarter ended September 30, 1999)*
4.6           Supplemental Indenture No. 2, dated as of October 29, 1999 (File No. 1-9936, filed as Exhibit 4.1 to Edison International Form 8-K dated October 29, 1999)*
4.7           Amended and Restated Trust Agreement, dated as of October 29, 1999 (File No. 1-9936, filed as
              Exhibit 4.2 to Edison International Form 8-K dated October 29, 1999)*
4.8           Shareholder Rights Agreement, dated November 21, 1996 (Form 8-A dated November 21, 1996)*
4.9           Amendment to Shareholder Rights Agreement, dated September 16, 1999 (File No. 1-9936, Form 10-Q for the quarter ended September 30, 1999)*
4.10          Agreement and Appointment of Successor Rights Agent, dated August 1, 2002 (File No. 1-9936, Form
              10-K for the year ended December 31, 2003)*
4.10.1        Amendment to Shareholder Rights Agreement, dated February 26, 2003 (File No. 1-9936, Form 8-K dated
              February 26, 2004)*

Southern California Edison Company
4.11          SCE First Mortgage Bond Trust Indenture, dated as of October 1, 1923 (Registration No. 2-1369)*
4.12          Supplemental Indenture, dated as of March 1, 1927 (Registration No. 2-1369)*
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
4.15          Fifth Supplemental Indenture, dated as of August 15, 1939 (Registration No. 2-4522)*
4.16          Sixth Supplemental Indenture, dated as of September 1, 1940 (Registration No. 2-4522)*
4.17          Eighth Supplemental Indenture, dated as of August 15, 1948 (Registration No. 2-7610)*
4.18          Twenty-Fourth Supplemental Indenture, dated as of February 15, 1964 (Registration No. 2-22056)*

4.19          Eighty-Eighth Supplemental Indenture, dated as of July 15, 1992 (File No. 1-2313, Form 8-K dated July 22, 1992)*
4.20          Indenture, dated as of January 15, 1993 (File No. 1-2313, Form 8-K dated January 28, 1993)*

Mission Energy Holding Company
4.24          Indenture, dated as of July 2, 2001, by and between Mission Energy Holding Company and Wilmington
              Trust Company with respect to $900 million aggregate principal amount of 13.50% Senior Secured
              Notes due 2008 (File No. 333-68632, filed as Exhibit 4.1 to Mission Energy Holding Company's
              Registration Statement on Form S-4 to the SEC on August 29, 2001)*
4.25          Registration Rights Agreement, dated as of July 2, 2001, by and between Mission Energy Holding
              Company and Goldman, Sachs & Co. (File No. 333-68632, filed as Exhibit 4.2 to Mission Energy
              Holding Company's Registration Statement on Form S-4 to the SEC on August 29, 2001)*
4.26          Indenture Escrow and Security Agreement, dated as of July 2, 2001, by and among Mission Energy
              Holding Company, Wilmington Trust Company, as Trustee, and Wilmington Trust Company, as Indenture
              Escrow Agent (File No. 333-68632, filed as Exhibit 4.3 to Mission Energy Holding Company's
              Registration Statement on Form S-4 to the SEC on August 29, 2001)*
4.27          Amended and Restated Credit Agreement, dated as of July 3, 2001, by and among Mission Energy
              Holding Company, the lenders party thereto from time to time, Goldman Sachs Credit Partners L.P., as sole Lead Arranger, as Administrative Agent and as Term Loan Collateral Agent, and Lehman
              Commercial Paper Inc., as Syndication Agent (File No. 333-68632, filed as Exhibit 4.4 to Mission
              Energy Holding Company's Registration Statement on Form S-4 to the SEC on August 29, 2001)*
4.28          Loan Escrow and Security Agreement, dated as of July 2, 2001, by and among Mission Energy Holding
              Company, Goldman, Sachs & Co., as Collateral Agent, Goldman Sachs Credit Partners L.P., as
              Administrative Agent, and Wilmington Trust Company, as Loan Escrow Agent (File No. 333-68632, filed as Exhibit 4.5 to Mission Energy Holding Company's Registration Statement on Form S-4 to the SEC on
              August 29, 2001)*
4.29          Pledge and Security Agreement, dated as of July 2, 2001, by and among Mission Energy Holding
              Company, Goldman Sachs Credit Partners L.P., as Administrative Agent, and Wilmington Trust Company,
              as Trustee and Joint Collateral Agent (File No. 333-68632, filed as Exhibit 4.6 to Mission Energy
              Holding Company's Registration Statement on Form S-4 to the SEC on August 29, 2001)*

Edison Mission Energy (EME)
4.30          Indenture, dated as of August 10, 2001, among Edison Mission Energy and The Bank of New York as
              Trustee (File No. 333-68630, filed as Exhibit 4.1 to Edison Mission Energy's Registration Statement
              on Form S-4 to the SEC on August 29, 2001)*
4.31          Form of 10% Senior Note due 2008 (File No. 333-68630, filed as part of Exhibit 4.1 to Edison
              Mission Energy's Registration Statement on Form S-4 to the SEC on August 29, 2001)*
4.32          Registration Rights Agreement, dated as of August 7, 2001, among Edison Mission Energy, Credit
              Suisse First Boston Corporation, BMO Nesbitt Burns Corp., Salomon Smith Barney Inc., SG Cowen
              Securities Corporation, TD Securities (USA) Inc. and Westdeutsche Landesbank Girozentrale
              (Dusseldorf) (File No. 333-68630, filed as Exhibit 4.2 to Edison Mission Energy's Registration
              Statement on Form S-4 to the SEC on August 29, 2001)*

4.33          Indenture, dated as of April 5, 2001, among Edison Mission Energy and United States Trust Company of New York as Trustee (File No. 333-59348-01, filed as Exhibit 4.20 to Edison Mission Energy's and
              Midwest Generation LLC's Registration Statement on Form S-4 to the SEC on April 20, 2001)*
4.34          Form of 9.875% Senior Note due 2011 (File No. 333-59468, filed as part of Exhibit 4.1 to Edison
              Mission Energy's Registration Statement on Form S-4 to the SEC on April 24, 2001)*
4.35          Registration Rights Agreement, dated as of April 2, 2001, among Edison Mission Energy and Credit
              Suisse First Boston Corporation and Westdeutsche Landesbank Girozentrale (Dusseldorf) as
              representatives of the Initial Purchasers (File No. 333-59468, filed as Exhibit 4.2 to Edison
              Mission Energy's Registration Statement on Form S-4 to the SEC on April 24, 2001)*
4.36          Guarantee, dated as of August 17, 2000, made by Edison Mission Energy, as Guarantor in favor of
              Powerton Trust I, as Owner Lessor (File No. 333-59348-01, filed as Exhibit 4.9 to Edison Mission
              Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the SEC on April 20,
              2001)*
4.37          Schedule identifying substantially identical agreement to Guarantee constituting Exhibit 4.36 hereto (File No. 333-59348-01, filed as Exhibit 4.9.1 to Edison Mission Energy's and Midwest
              Generation LLC's Registration Statement on Form S-4 to the SEC on April 20, 2001)*
4.38          Guarantee, dated as of August 17, 2000, made by Edison Mission Energy, as Guarantor in favor of
              Joliet Trust I, as Owner Lessor (File No. 333-59348-01, filed as Exhibit 4.10 to Edison Mission
              Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the SEC on April 20,
              2001)*
4.39          Schedule identifying substantially identical agreement to Guarantee constituting Exhibit 4.38 hereto (File No. 333-59348-01, filed as Exhibit 4.10.1 to Edison Mission Energy's and Midwest
              Generation LLC's Registration Statement on Form S-4 to the SEC on April 20, 2001)*
4.40          Registration Rights Agreement, dated as of August 17, 2000, among Edison Mission Energy, Midwest
              Generation, LLC and Credit Suisse First Boston Corporation and Lehman Brothers Inc., as
              representatives of the Initial Purchasers (File No. 333-59348-01, filed as Exhibit 4.11 to Edison
              Mission Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the SEC on
              April 20, 2001)*
4.41          Participation Agreement (T1), dated as of August 17, 2000, by and among, Midwest Generation, LLC,
              Powerton Trust I, as the Owner Lessor, Wilmington Trust Company, as the Owner Trustee, Powerton
              Generation I, LLC, as the Owner Participant, Edison Mission Energy, United States Trust Company of
              New York, as the Lease Indenture Trustee, and United States Trust Company of New York, as the Pass
              Through Trustees (File No. 333-59348-01, filed as Edison Mission Energy's and Midwest Generation
              LLC's Registration Statement on Form S-4 to the SEC on April 20, 2001)*
4.42          Schedule identifying substantially identical agreement to Participation Agreement constituting
              Exhibit 4.41 hereto (File No. 333-59348-01, filed as Exhibit 4.12.1 to Edison Mission Energy's and
              Midwest Generation LLC's Registration Statement on Form S-4 to the SEC on April 20, 2001)*
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

              Exhibit 4.13 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on
              Form S-4 to the SEC on April 20, 2001)*
4.44          Schedule identifying substantially identical agreement to Participation Agreement constituting
              Exhibit 4.43 hereto (File No. 333-59348-01, filed as Exhibit 4.13.1 to Edison Mission Energy's and
              Midwest Generation LLC's Registration Statement on Form S-4 to the SEC on April 20, 2001)*
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
              333-68630, filed as Exhibit 4.11.2 to Edison Mission Energy's Registration Statement on Form S-4 to
              the SEC on August 29, 2001)*
4.49          Indenture, dated as of June 28, 1999, between Edison Mission Energy and The Bank of New York, as
              Trustee (File No. 333-30748, filed as Exhibit 4.1 to Edison Mission Energy's Registration Statement
              on Form S-4 to the SEC on February 18, 2000)*
4.50          First Supplemental Indenture, dated as of June 28, 1999, to Indenture dated as of June 28, 1999, between Edison Mission Energy and The Bank of New York, as Trustee (File No. 333-30748, filed as
              Exhibit 4.2 to Edison Mission Energy's Registration Statement on Form S-4 to the SEC on
              February 18, 2000)*
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
              the year ended December 31, 2001)*
4.55.1        Schedule identifying substantially identical agreements to Open-End Mortgage, Security Agreement and Assignment of Rents constituting Exhibit 4.55 hereto, incorporate by reference to Exhibit 4.9.1 to the EME Homer City Generation L.P. Form 10-K for the year ended
              December 31, 2003.

Edison International
10.1**        Form of 1981 Deferred Compensation Agreement (File No. 1-2313, filed as Exhibit 10.2 to SCE Form
              10-K for the year ended December 31, 1981)*
10.2**        Form of 1985 Deferred Compensation Agreement for Executives (File No. 1-2313, filed as Exhibit 10.3 to SCE Form 10-K for the year ended December 31, 1985)*
10.3**        Form of 1985 Deferred Compensation Agreement for Directors (File No. 1-2313, filed as Exhibit 10.4 to SCE Form 10-K for the year ended December 31, 1985)*
10.4**        Director Deferred Compensation Plan as restated May 14, 2002 (File No. 1-9936, filed as Exhibit
              10.1 to Edison International Form 10-Q for the quarter ended June 30, 2002)*
10.4.1**      Director Deferred Compensation Plan Amendment No. 1, effective January 1, 2003 (File No. 1-9936, filed as Exhibit 10.4.1 to Edison International Form 10-K for the year ended December 31, 2002)*
10.5**        Director Grantor Trust Agreement, dated August 1995 (File No. 1-9936, filed as Exhibit 10.10 to
              Edison International Form 10-K for the year ended December 31, 1995)*
10.5.1**      Director Grantor Trust Agreement Amendment 2002-1, effective May 14, 2002 (File No. 1-9936, filed as Exhibit 10.4 to Edison International Form 10-Q for the quarter ended June 30, 2002)*
10.6**        Executive Deferred Compensation Plan as amended and restated January 1, 1998 (File No. 1-9936, filed as Exhibit 10.2 to Edison International Form 10-Q for the quarter ended March 31, 1998)*
10.6.1**      Executive Deferred Compensation Plan Amendment No. 1, effective January 1, 2003 (File No. 1-9936, filed as Exhibit 10.6.1 to Edison International Form 10-K for the year ended December 31, 2002)*
10.7**        Executive Grantor Trust Agreement, dated August 1995 (File No. 1-9936, filed as Exhibit 10.12 to
              Edison International Form 10-K for the year ended December 31, 1995)*
10.7.1**      Executive Grantor Trust Agreement Amendment 2002-1, effective May 14, 2002 (File No. 1-9936, filed as Exhibit 10.3 to Edison International Form 10-Q for the quarter ended June 30, 2002)*
10.8**        Executive Supplemental Benefit Program as amended January 30, 1990 (File No. 1-9936, filed as
              Exhibit 10.2 to Edison International Form 10-Q for the quarter ended September 30, 1999)*
10.9**        Dispute resolution amendment, adopted November 30, 1989 of 1981 Executive Deferred Compensation
              Plan and 1985 Executive and Director Deferred Compensation Plans (File No. 1-9936, filed as Exhibit
              10.21 to Edison International Form 10-K for the year ended December 31, 1998)*
10.10**       Executive Retirement Plan as restated effective April 1, 1999 (File No. 1-9936, filed as Exhibit
              10.1 to Edison International Form 10-Q for the quarter ended September 30, 1999)*
10.10.1**     Executive Retirement Plan Amendment 2001-1, effective March 12, 2001 (File No. 1-9936, filed as
              Exhibit 10.1 to Edison International Form 10-Q for the quarter ended March 31, 2001)*
10.10.2**     Executive Retirement Plan Amendment 2002-1, effective January 1, 2003 (File No. 1-9936, filed as
              Exhibit 10.10.2 to Edison International Form 10-K for the year ended December 31, 2002)*
10.11**       Executive Incentive Compensation Plan, effective January 1, 1997 (File No. 1-9936, filed as Exhibit
              10.12 to Edison International Form 10-K for the year ended December 31, 1997)*

10.12**       Executive Disability and Survivor Benefit Program, effective January 1, 1994 (File No. 1-9936, filed as Exhibit 10.22 to Edison International Form 10-K for the year ended December 31, 1994)*
10.13**       Retirement Plan for Directors as amended February 19, 1998 (File No. 1-9936, filed as Exhibit 10.2 to Edison International Form 10-Q for the quarter ended June 30, 1998)*
10.14**       Officer Long-Term Incentive Compensation Plan as amended January 1, 1998 (File No. 1-9936, filed as
              Exhibit 10.3 to Edison International Form 10-Q for the quarter ended March 31, 1998)*
10.15**       Equity Compensation Plan as restated effective January 1, 1998 (File No. 1-9936, filed as Exhibit
              10.1 to Edison International Form 10-Q for the quarter ended June 30, 1998)*
10.15.1**     Equity Compensation Plan Amendment No. 1, effective May 18, 2000 (File No. 1-9936, filed as Exhibit
              10.3 to Edison International Form 10-Q for the quarter ended June 30, 2000)*
10.16**       2000 Equity Plan, effective May 18, 2000 (File No. 1-9936, filed as Exhibit 10.1 to Edison
              International Form 10-Q for the quarter ended June 30, 2000)*
10.17**       Terms and conditions for 1993-1995 long-term compensation awards under the Officer Long-Term
              Incentive Compensation Plan (File No. 1-9936, filed as Exhibit 10.21.1 to Edison International Form
              10-K for the year ended December 31, 1995)*
10.18**       Terms and conditions for 1996 long-term compensation awards under the Officer Long-Term Incentive
              Compensation Plan (File No. 1-9936, filed as Exhibit 10.16.2 to Edison International Form 10-K for
              the year ended December 31, 1996)*
10.19**       Terms and conditions for 1997 long-term compensation awards under the Officer Long-Term Incentive
              Compensation Plan (File No. 1-9936, filed as Exhibit 10.16.3 to Edison International Form 10-K for
              the year ended December 31, 1997)*
10.20**       Terms and conditions for 1998 long-term compensation awards under the Equity Compensation Plan
              (File No. 1-9936, filed as Exhibit 10.4 to Edison International Form 10-Q for the quarter ended
              June 30, 1998)*
10.21**       Terms and conditions for 1999 long-term compensation awards under the Equity Compensation Plan
              (File No. 1-9936, filed as Exhibit 10.1 to Edison International Form 10-Q for the quarter ended
              March 31, 1999)*
10.22**       Terms and conditions for 2000 basic long-term incentive compensation awards under the Equity
              Compensation Plan, , as restated (File No. 1-9936, filed as Exhibit 10.2 to Edison International
              Form 10-Q for the quarter ended March 31, 2000)*
10.23**       Terms and conditions for 2000 special stock option awards under the Equity Compensation Plan and
              2000 Equity Plan (File No. 1-9936, filed as Exhibit 10.2 to Edison International Form 10-Q for the
              quarter ended June 30, 2000)*
10.24**       Terms and conditions for 2001 retention incentives under the Equity Compensation Plan (File No.
              1-9936, filed as Exhibit 10.5 to Edison International Form 10-Q for the quarter ended March 31,
              2001)*
10.25**       Terms and conditions for 2001 exchange offer deferred stock units under the Equity Compensation
              Plan (File No. 1-9936, filed as Attachment C of Exhibit (a)(1) to Edison International Schedule
              TO-I dated October 26, 2001)*
10.26**       Terms and conditions for 2002 long-term compensation awards under the Equity Compensation Plan and
              2000 Equity Plan (File No. 1-9936, filed as Exhibit 10.1 to Edison International Form 10-Q for the
              quarter ended March 31, 2002)*
10.27**       Terms and conditions for 2003 long-term compensation awards under the Equity Compensation Plan and
              2000 Equity Plan (File No. 1-9936, filed as Exhibit 10.1 to Edison International Form 10-Q for the
              quarter ended March 31, 2003)*
10.28**       Special Grant Certificate and Award Agreement with Bryant C. Danner related to a May 2000 stock option award under the Equity Compensation Plan (File No. 1-9936, filed as Exhibit 10.19 to Edison
              International Form 10-K for the year ended December 31, 2000)*

10.29**       Director Nonqualified Stock Option Terms and Conditions under the Equity Compensation Plan (File
              No. 1-9936, filed as Exhibit 10.1 to Edison International Form 10-Q for the quarter ended June 30,
              2002)*
10.30**       Edison International and Edison Capital Affiliate Option Exchange Offer Circular dated July 3, 2000
              (File No. 1-9936, filed as Exhibit 10.1 to Edison International Form 10-Q for the quarter ended
              September 30, 2000)*
10.31**       Edison International and Edison Capital Affiliate Option Exchange Offer Summary of Deferred
              Compensation Alternatives, dated July 3, 2000 (File No. 1-9936, filed as Exhibit 10.2 to Edison
              International Form 10-Q for the quarter ended September 30, 2000)*
10.32**       Edison International and Edison Mission Energy Affiliate Option Exchange Offer Circular, dated July
              3, 2000 (File No. 1-13434, filed as Exhibit 10.93 to the Edison Mission Energy Form 10-K for the
              year ended December 31, 2001)*
10.33**       Edison International and Edison Mission Energy Affiliate Option Exchange Offer Summary of Deferred
              Compensation Alternatives, dated July 3, 2000 (File No. 1-13434, filed as Exhibit 10.94 to the
              Edison Mission Energy Form 10-K for the year ended December 31, 2001)*
10.34**       Estate and Financial Planning Program as amended April 23, 1999 (File No. 1-9936, filed as Exhibit
              10.2 to Edison International Form 10-Q for the quarter ended June 30, 1999)*
10.35**       Option Gain Deferral Plan as restated September 15, 2000 (File No. 1-9936, filed as Exhibit 10.25 to Edison International Form 10-K for the year ended December 31, 2000)*
10.36**       Employment Letter Agreement with Bryant C. Danner, dated May 21, 1992 (File No. 1-9936, filed as
              Exhibit 10.27 to Edison International Form 10-K for the year ended December 31, 1992)*
10.37**       Resolution regarding the computation of disability and survivor benefits prior to age 55 for Alan
              J. Fohrer dated February 17, 2000 (File No. 1-9936, filed as Exhibit 10.2 to Edison International
              Form 10-Q for the quarter ended March 31, 2000)*
10.38**       Executive Severance Plan as adopted effective January 1, 2001 (File No. 1-9936, filed as Exhibit
              10.34 to Edison International Form 10-K for the year ended December 31, 2001)*
10.39**       Performance and Retention Incentive Agreement between Edison Capital and Thomas R. McDaniel, effective as of August 1, 2002 (File No. 1-9936, filed as Exhibit 10.32 to Edison International
              Form 10-K for the year ended December 31, 2001)*
10.40**       Performance and Retention Incentive Agreement between Edison Mission Energy and Thomas R. McDaniel, effective as of August 1, 2002 (File No. 1-13434, filed as Exhibit 10.108 to the Edison Mission
              Energy Form 10-K for the year ended December 31, 2002)*
10.41**       Employment Letter Agreement with Mahvash Yazdi, dated March 26, 1997 (File No. 1-9936, filed as
              Exhibit 10.34 to Edison International Form 10-K for the year ended December 31, 2001)*
10.42**       Amendment to 1985 Deferred Compensation Plan Agreement for Executives and Deferred Compensation
              Plan Deferred Compensation Agreement with John E. Bryson, dated December 31, 2003 (File No. 1-2313, filed as Exhibit 10.34 to SCE Form 10-K for the year ended December 31, 2003)*
10.43**       Agreement between Edison International and SCE, dated December 31, 2003, addressing responsibility for the prospective costs of participation of John E. Bryson under the 1985 Deferred Compensation
              Plan Agreement for Executives, dated September 27, 1985, as amended, and the Deferred Compensation
              Plan Deferred Compensation Agreement, dated November 28, 1984, as amended (File No. 1-2313, filed as Exhibit 10.35 to SCE Form 10-K for the year ended December 31, 2003)*
10.44**       Amendment to 1985 Deferred Compensation Plan Agreement for Directors with James M. Rosser, dated
              December 31, 2003 (File No. 1-2313, filed as Exhibit 10.36 to SCE Form 10-K for the year ended
              December 31, 2003)*

10.45         Amended and Restated Agreement for the Allocation of Income Tax Liabilities and Benefits among
              Edison International, Southern California Edison Company and The Mission Group dated September 10,
              1996 (File No. 1-9936, filed as Exhibit 10.3 to Edison International Form 10-Q for the quarter ended September 30, 2002)*
10.45.1       Amended and Restated Tax Allocation Agreement among The Mission Group and its first-tier subsidiaries dated September 10, 1996 (File No. 1-9936, filed as Exhibit 10.3.1 to Edison
              International Form 10-Q for the quarter ended September 30, 2002)*
10.45.2       Amended and Restated Tax Allocation Agreement between Edison Capital and Edison Funding Company
              (formerly Mission First Financial and Mission Funding Company) dated May 1, 1995 (File No. 1-9936, filed as Exhibit 10.3.2 to Edison International Form 10-Q for the quarter ended September 30, 2002)*
10.45.3       Tax Allocation Agreement between Mission Energy Holding Company and Edison Mission Energy dated
              July 2, 2001 (File No. 1-9936, filed as Exhibit 10.3.3 to Edison International Form 10-Q for the
              quarter ended September 30, 2002)*
10.45.4       Administrative Agreement re Tax Allocation Payments among Edison International, Southern California
              Edison Company, The Mission Group, Edison Capital, Mission Energy Holding Company, Edison Mission
              Energy, Edison O&M Services, Edison Enterprises, and Mission Land Company dated July 2, 2001 (File
              No. 1-9936, filed as Exhibit 10.3.4 to Edison International Form 10-Q for the quarter ended
              September 30, 2002)*
12            Computation of Ratios of Earnings to Fixed Charges
13            Selected portions of the Annual Report to Shareholders for year ended December 31, 2003
21            Subsidiaries of the Registrant
23            Consent of Independent Accountants - PricewaterhouseCoopers LLP
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
**     Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a)3.