Form 10-Q
period 2004-06-30
EDISON INTERNATIONAL
filed 2004-08-06
CIK 827052

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
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   June 30, 2004
                               -----------------------------------------------------------------------------------

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

                         Class                                            Outstanding at August 4, 2004
-----------------------------------------------------       -------------------------------------------------------
              Common Stock, no par value                                           325,811,206

===================================================================================================================

Page

EDISON INTERNATIONAL

INDEX
                                                                                                   Page
                                                                                                    No.
                                                                                                  ------

Part I.Financial Information:

  Item 1.          Financial Statements:

                   Consolidated Statements of Income - Three and Six Months
                     Ended June 30, 2004 and 2003                                                   1

                   Consolidated Statements of Comprehensive Income -
                     Three and Six Months Ended June 30, 2004 and 2003                              2

                   Consolidated Balance Sheets - June 30, 2004
                     and December 31, 2003                                                          3

                   Consolidated Statements of Cash Flows - Six Months
                     Ended June 30, 2004 and 2003                                                   5

                   Notes to Consolidated Financial Statements                                       6

  Item 2.          Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                                     29

  Item 3.          Quantitative and Qualitative Disclosures About Market Risk                      83

  Item 4.          Controls and Procedures                                                         83

Part II.  Other Information:

  Item 1.          Legal Proceedings                                                               84

  Item 2.          Changes in Securities, Use of Proceeds and
                     Issuer Purchases of Equity Securities                                         85

  Item 4.          Submission of Matters to a Vote of Security Holders                             86

  Item 6.          Exhibits and Reports on Form 8-K                                                87

Signatures

Page

EDISON INTERNATIONAL

PART I        FINANCIAL INFORMATION

Item 1.       Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                                               Three Months Ended            Six Months Ended
                                                                    June 30,                     June 30,
-------------------------------------------------------------------------------------------------------------------
In millions, except per-share amounts                        2004           2003             2004         2003
-------------------------------------------------------------------------------------------------------------------
                                                                                  (Unaudited)
Electric utility                                          $ 2,176         $  2,386       $  3,872       $ 4,200
Nonutility power generation                                   713              716          1,496         1,399
Financial services and other                                   30               23             61            48
-------------------------------------------------------------------------------------------------------------------
Total operating revenue                                     2,919            3,125          5,429         5,647
-------------------------------------------------------------------------------------------------------------------
Fuel                                                          465              293            806           627
Purchased power                                               527              722          1,107         1,174
Provisions for regulatory adjustment clauses - net            (33)             505            (51)          809
Other operation and maintenance                               927              827          1,832         1,610
Asset impairment and loss on lease termination                954              251            954           251
Depreciation, decommissioning and amortization                302              252            598           539
Property and other taxes                                       57               51            107           102
-------------------------------------------------------------------------------------------------------------------
Total operating expenses                                    3,199            2,901          5,353         5,112
-------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                      (280)             224             76           535
Interest and dividend income                                   14               47             27            93
Equity in income from partnerships and
   unconsolidated subsidiaries - net                           51               60            115           120
Other nonoperating income                                      13               21             93            36
Interest expense - net of amounts capitalized                (324)            (290)          (640)         (589)
Other nonoperating deductions                                 (21)             (12)           (37)          (20)
Minority interest                                             (63)             (10)           (76)          (14)
Dividends on preferred securities
   subject to mandatory redemption                             --              (28)            --           (56)
Dividends on utility preferred stock
   not subject to mandatory redemption                         (1)              (1)            (3)           (3)
-------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before tax          (611)              11           (445)          102
Income tax (benefit)                                         (237)             (13)          (170)           17
-------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                     (374)              24           (275)           85
Income from discontinued operations - net of tax               --               --             --             4
-------------------------------------------------------------------------------------------------------------------
Income (loss) before accounting change                       (374)              24           (275)           89
Cumulative effect of accounting change - net of tax            --               --             (1)           (9)
-------------------------------------------------------------------------------------------------------------------
Net income (loss)                                         $  (374)        $     24       $   (276)      $    80
-------------------------------------------------------------------------------------------------------------------
Weighted-average shares of common stock outstanding           326              326            326           326
Basic earnings (loss) per share:
Continuing operations                                     $ (1.15)        $   0.07       $  (0.85)      $   0.27
Discontinued operations                                        --              --              --           0.01
Cumulative effect of accounting change                         --              --              --          (0.03)
-------------------------------------------------------------------------------------------------------------------
Total                                                     $ (1.15)        $   0.07       $  (0.85)      $   0.25
-------------------------------------------------------------------------------------------------------------------
Weighted-average shares, including
   effect of dilutive securities                              326              329            326           329
Diluted earnings (loss) per share:
Continuing operations                                     $ (1.15)        $   0.07       $  (0.85)      $   0.26
Discontinued operations                                        --              --              --           0.01
Cumulative effect of accounting change                         --              --              --          (0.03)
-------------------------------------------------------------------------------------------------------------------
Total                                                     $ (1.15)        $   0.07       $  (0.85)      $   0.24
-------------------------------------------------------------------------------------------------------------------

Dividends declared per common share                       $  0.20         $    --        $   0.40       $    --

                    The accompanying notes are an integral part of these financial statements.

EDISON INTERNATIONAL

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                              Three Months Ended             Six Months Ended
                                                                   June 30,                      June 30,
-------------------------------------------------------------------------------------------------------------------
In millions                                                  2004              2003           2004          2003
-------------------------------------------------------------------------------------------------------------------
                                                                                 (Unaudited)
Net income (loss)                                          $ (374)           $    24       $ (276)        $    80
-------------------------------------------------------------------------------------------------------------------
Other comprehensive income (expense), net of tax:
   Foreign currency translation adjustments                   (29)                42           (7)             63
   Unrealized gain (loss) on investments - net                 18                 (2)          18              (2)
   Unrealized gains (losses) on cash flow hedges:
     Other unrealized gain (loss) on cash flow hedges - net    (3)                25          (48)             22
     Reclassification adjustment for gain (loss)
       included in net income (loss)                           22                 (5)          43              (6)
-------------------------------------------------------------------------------------------------------------------
Other comprehensive income                                      8                 60            6              77
-------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                                $ (366)           $    84      $  (270)        $   157
-------------------------------------------------------------------------------------------------------------------

                    The accompanying notes are an integral part of these financial statements.

EDISON INTERNATIONAL

CONSOLIDATED BALANCE SHEETS

                                                                               June 30,             December 31,
In millions                                                                      2004                   2003
-------------------------------------------------------------------------------------------------------------------
                                                                             (Unaudited)
ASSETS
Cash and equivalents                                                       $    2,605             $    2,198
Restricted cash                                                                    67                     79
Receivables, less allowances of $40 and $37 for uncollectible
  accounts at respective dates                                                  1,221                  1,200
Accrued unbilled revenue                                                          555                    408
Fuel inventory                                                                     91                     92
Materials and supplies, at average cost                                           272                    252
Accumulated deferred income taxes - net                                           725                    563
Trading and price risk management assets                                           31                     48
Prepayments                                                                       100                     88
Other current assets                                                              155                    176
-------------------------------------------------------------------------------------------------------------------
Total current assets                                                            5,822                  5,104
-------------------------------------------------------------------------------------------------------------------
Nonutility property - less accumulated provision for
  depreciation of $1,896 and $1,318 at respective dates                         8,060                  7,701
Nuclear decommissioning trusts                                                  2,581                  2,530
Investments in partnerships and unconsolidated subsidiaries                     1,808                  1,908
Investments in leveraged leases                                                 2,395                  2,361
Other investments                                                                 169                    176
-------------------------------------------------------------------------------------------------------------------
Total investments and other assets                                             15,013                 14,676
-------------------------------------------------------------------------------------------------------------------
Utility plant, at original cost:
   Transmission and distribution                                               15,183                 14,861
   Generation                                                                   1,360                  1,371
Accumulated provision for depreciation                                         (4,507)                (4,386)
Construction work in progress                                                     734                    600
Nuclear fuel, at amortized cost                                                   143                    141
-------------------------------------------------------------------------------------------------------------------
Total utility plant                                                            12,913                 12,587
-------------------------------------------------------------------------------------------------------------------
Goodwill                                                                          854                    868
Restricted cash                                                                   286                    339
Regulatory assets - net                                                           369                    510
Other deferred charges                                                            965                    916
-------------------------------------------------------------------------------------------------------------------
Total deferred charges                                                          2,474                  2,633
-------------------------------------------------------------------------------------------------------------------
Assets of discontinued operations                                                  11                     16
-------------------------------------------------------------------------------------------------------------------

Total assets                                                               $   36,233             $   35,016
-------------------------------------------------------------------------------------------------------------------

                    The accompanying notes are an integral part of these financial statements.

EDISON INTERNATIONAL

CONSOLIDATED BALANCE SHEETS

                                                                               June 30,            December 31,
In millions, except share amounts                                                2004                  2003
-------------------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt                                                            $       31            $      252
Long-term debt due within one year                                              1,296                 2,003
Preferred stock to be redeemed within one year                                      9                     9
Accounts payable                                                                1,230                 1,086
Accrued taxes                                                                     432                   515
Trading and price risk management liabilities                                     221                   168
Regulatory liabilities - net                                                      256                   361
Other current liabilities                                                       1,590                 1,827
-------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                       5,065                 6,221
-------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                 14,230                11,787
-------------------------------------------------------------------------------------------------------------------
Accumulated deferred income taxes - net                                         5,979                 5,967
Accumulated deferred investment tax credits                                       144                   149
Customer advances and other deferred credits                                    1,453                 1,554
Power-purchase contracts                                                          186                   213
Preferred securities subject to mandatory redemption                              298                   305
Accumulated provision for pensions and benefits                                   486                   425
Asset retirement obligations                                                    2,150                 2,106
Other long-term liabilities                                                       259                   247
-------------------------------------------------------------------------------------------------------------------
Total deferred credits and other liabilities                                   10,955                10,966
-------------------------------------------------------------------------------------------------------------------
Liabilities of discontinued operations                                             11                    13
-------------------------------------------------------------------------------------------------------------------
Total liabilities                                                              30,261                28,987
-------------------------------------------------------------------------------------------------------------------
Commitments and contingencies (Notes 2 and 4)
Minority interest                                                                 856                   517
-------------------------------------------------------------------------------------------------------------------
Preferred stock not subject to mandatory redemption                               129                   129
-------------------------------------------------------------------------------------------------------------------
Common stock (325,811,206 shares outstanding at each date)                      1,980                 1,970
Accumulated other comprehensive loss                                              (47)                  (53)
Retained earnings                                                               3,054                 3,466
-------------------------------------------------------------------------------------------------------------------
Total common shareholders' equity                                               4,987                 5,383
-------------------------------------------------------------------------------------------------------------------

Total liabilities and shareholders' equity                                 $   36,233            $   35,016
-------------------------------------------------------------------------------------------------------------------

                    The accompanying notes are an integral part of these financial statements.

EDISON INTERNATIONAL
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                       Six Months Ended
                                                                                           June 30,
-------------------------------------------------------------------------------------------------------------------
In millions                                                                     2004                      2003
-------------------------------------------------------------------------------------------------------------------
                                                                                          (Unaudited)
Cash flows from operating activities:
Income (loss) from continuing operations, after accounting change,
  net of tax                                                                $   (276)                   $   76
Adjustments to reconcile to net cash provided by operating activities:
    Cumulative effect of accounting change, net of tax                             1                         9
    Depreciation, decommissioning and amortization                               598                       539
    Other amortization                                                            49                        54
    Minority interest                                                             76                        14
    Deferred income taxes and investment tax credits                            (156)                      (85)
    Equity in income from partnerships and unconsolidated subsidiaries          (115)                     (120)
    Income from leveraged leases                                                 (44)                      (42)
    Regulatory assets - long-term - net                                          152                       147
    Asset impairment                                                              --                       251
    Gain on sale of assets                                                       (43)                       --
    Levelized rent expense                                                       (54)                      (92)
    Other assets                                                                 (11)                       38
    Other liabilities                                                             34                      (169)
    Changes in working capital net of effects from consolidation and deconsolidation of variable interest entities:
       Receivables and accrued unbilled revenue                                 (160)                     (225)
       Regulatory liabilities - short-term - net                                (105)                      579
       Prepayments and other current assets                                      (16)                        1
       Accrued interest and taxes                                                (34)                      118
       Accounts payable and other current liabilities                           (172)                      193
Distributions and dividends from unconsolidated entities                          54                        65
Operating cash flows from discontinued operations                                 (1)                       (9)
-------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by operating activities                                (223)                    1,342
-------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Long-term debt issued                                                          3,327                       214
Long-term debt repaid                                                         (1,698)                     (907)
Bonds remarketed - net                                                           350                        --
Redemption of preferred securities                                                (2)                       (5)
Rate reduction notes repaid                                                     (115)                     (115)
Short-term debt financing - net                                                 (229)                      303
Dividends to minority shareholders                                               (37)                       (9)
Dividends paid                                                                  (130)                       --
-------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                               1,466                      (519)
-------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Additions to property and plant                                                 (768)                     (619)
Acquisition costs related to nonutility generation plant                        (285)                       --
Purchase of common stock of acquired companies                                    --                      (275)
Proceeds from sale of interests in projects                                      118                        --
Contributions to nuclear decommissioning trusts - net                            (42)                       (1)
Distributions from (investments in) partnerships and
   unconsolidated subsidiaries                                                    24                       (58)
Investments in other assets                                                       63                        19
Investing cash flows from discontinued operations                                  1                         5
-------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                           (889)                     (929)
-------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                            8                        19
-------------------------------------------------------------------------------------------------------------------
Effect of consolidation of variable interest entities on cash                     79                        --
-------------------------------------------------------------------------------------------------------------------
Effect of deconsolidation of variable interest entities on cash                  (34)                       --
-------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and equivalents                                  407                       (87)
Cash and equivalents, beginning of period                                      2,198                     2,468
-------------------------------------------------------------------------------------------------------------------
Cash and equivalents, end of period, continuing operations                  $  2,605                   $ 2,381
-------------------------------------------------------------------------------------------------------------------

                    The accompanying notes are an integral part of these financial statements.

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management's Statement

In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary for a fair presentation of the financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States for the periods covered by this report.  The results of operations for the period ended June 30, 2004 are not necessarily indicative of the operating results for the full year.

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

Effective second quarter 2004, EME amended its certificate of incorporation and bylaws to eliminate the so-called ring fencing provisions that were implemented in early 2001 during the California energy crisis.  The ring fencing provisions were implemented to protect EME's credit rating from the negative events then affecting Edison
International and SCE.  Despite the ring-fencing provisions, EME's Standard & Poor's credit rating fell to "B"
and therefore, EME's management believed that these provisions, which included dividend restrictions and a requirement to maintain an independent director, were no longer necessary.  Due to the removal of these ring fencing provisions, Edison International will include Mission Energy Holding Company (MEHC) - parent only, which holds debt of $1.2 billion and has no business activities other than through its ownership interest in EME, in its nonutility power generation business segment.  As a result, the nonutility power generation business segment will be comprised of MEHC (parent only) and EME.

Certain prior-period amounts were reclassified to conform to the June 30, 2004 financial statement presentation.

Dividend Restriction

The California Public Utilities Commission (CPUC) regulates SCE's capital structure, limiting the dividends it may pay Edison International.  In its most recent cost of capital proceeding, the CPUC set an authorized capital structure for SCE which included a common equity component of 48%.  SCE determines compliance with this capital structure based on a 13-month weighted-average calculation.  At June 30, 2004, SCE's 13-month weighted-average common equity component of total capitalization was 53%.  At June 30, 2004, SCE had the capacity to pay
$462 million in additional dividends and continue

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to maintain its CPUC-authorized capital structure based on the 13-month weighted-average method.  Based on recorded June 30, 2004 balances, SCE's common equity to total capitalization ratio, for rate-making purposes, was
48%.  SCE had the capacity to pay $28 million of additional dividends based on June 30, 2004 recorded balances.

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

                                                                   Three Months Ended        Six Months Ended
                                                                        June 30,                 June 30,
-------------------------------------------------------------------------------------------------------------------
     In millions                                                   2004           2003          2004        2003
-------------------------------------------------------------------------------------------------------------------
                                                                                     (Unaudited)
     Basic weighted-average shares
        of common stock outstanding                                 326           326             326        326
     Stock-based compensation awards exercisable                     --             3              --          3
-------------------------------------------------------------------------------------------------------------------
     Dilutive weighted-average shares
        of common stock outstanding                                 326           329             326        329
-------------------------------------------------------------------------------------------------------------------

Goodwill

Goodwill represents the excess of cost incurred over the fair value of net assets acquired in a purchase transaction.  EME evaluates goodwill whenever indicators of impairment exist, but at least annually on October 1 of each year.  EME's goodwill ($853 million at June 30, 2004 and $867 million at December 31, 2003) is primarily related to the acquisitions of Contact Energy and First Hydro.

New Accounting Principles

In December 2003, the Financial Accounting Standards Board issued a revision to an accounting Interpretation
(originally issued in January 2003), Consolidation of Variable Interest Entities.  The primary objective of the
Interpretation is to provide guidance on the identification of, and financial reporting for, VIEs, where control may be achieved through means other than voting rights.  Under the Interpretation, the enterprise that is expected to absorb or receive the majority of a VIE's expected losses or residual returns, or both, must consolidate the VIE, unless specific exceptions apply.  This Interpretation is effective for special purpose entities, as defined by accounting principles generally accepted in the United States, as of December 31, 2003, and all other entities as of March 31, 2004.  See Edison International's 2003 Annual Report for information on special purpose entities deconsolidated as of December 31, 2003.

SCE has 273 long-term power-purchase contracts with independent power producers that own qualifying facilities
(QFs).  SCE was required under federal law to sign such contracts, which typically require SCE

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to purchase 100% of the power produced by these facilities under terms and pricing controlled by the CPUC.  SCE conducted a review of its QF contracts and determined that SCE has variable interests in 22 contracts with gas-fired cogeneration plants that contain variable pricing provisions based on the prices of natural gas.  SCE requested from the entities that hold these contracts the financial information necessary to determine whether
SCE must consolidate these projects.  All 22 entities declined to provide SCE with the necessary financial information.  However, four of the 22 contracts are with entities 49%-50% owned by a related party, EME.  EME is an indirect wholly owned subsidiary of Edison International.  Although the four related-party entities have declined to provide their financial information to SCE, Edison International has access to such information and has provided combined financial statements to SCE.  SCE has determined that it must consolidate the four power projects partially owned by EME based on a qualitative analysis of the facts and circumstances of the entities, including the related-party nature of the transaction.  SCE will continue to attempt to obtain information for the other 18 projects in order to determine whether they should be consolidated by SCE.

The remaining 251 contracts will not be consolidated by SCE under the new accounting standard since SCE lacks a variable interest in these contracts or the contracts are with governmental agencies, which are generally excluded from the standard.

Edison International analyzes its potential variable interests by calculating operating cash flows.  A fixed-price contract to purchase electricity from a power plant does not transfer sufficient risk to the purchaser to be considered a variable interest.  A contract with a non-natural-gas-fired plant that is based on the price of natural gas is also not a variable interest.  Additionally, SCE has six five-year power contracts with non-QF generators.  These contracts are not considered to be significant variable interests due to their short duration.

On March 31, 2004, SCE consolidated four power projects partially owned by EME, EME deconsolidated two power projects, and Edison Capital consolidated two affordable housing partnerships and three wind projects.  Edison
International recorded a cumulative effect adjustment that decreased net income by approximately $1 million, net of tax, due to negative equity at one of Edison Capital's newly consolidated entities.

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

Nuclear

Effective January 1, 2004, San Onofre Nuclear Generation Station Units 2 and 3 returned to traditional cost-of-service ratemaking.  The July 8, 2004 CPUC decision on SCE's 2003 general rate case returned Palo Verde
Nuclear Generating Station to traditional cost-of-service ratemaking retroactive to May 22, 2003 (the date a final CPUC decision was originally scheduled to be issued).

SCE's nuclear plant investments are recorded as a regulatory asset on its balance sheets.  This classification does not affect the rate-making treatment for these assets.  SCE had been recovering its

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

investments in San Onofre Units 2 and 3 and Palo Verde on an accelerated basis, as authorized by the CPUC.  The accelerated recovery was to continue through December 2001, earning a 7.35% fixed rate of return on investment.
San Onofre's operating costs, including nuclear fuel and nuclear fuel financing costs, and incremental capital expenditures, were recovered through an incentive pricing plan that allowed SCE to receive about 4(cent)per kilowatt-hour (kWh) through 2003.  Any differences between these costs and the incentive price flowed through to shareholders.  Palo Verde's accelerated plant recovery, as well as operating costs, including nuclear fuel and nuclear fuel financing costs, and incremental capital expenditures, were subject to balancing account treatment through the effective date of the 2003 general rate case.

The nuclear rate-making plans were to continue for rate-making purposes at least through the 2003 general rate case effective date for Palo Verde operating costs and through 2003 for the San Onofre incentive pricing plan.
However, due to the various unresolved regulatory and legislative issues as of December 31, 2000, SCE was no longer able to conclude that the unamortized nuclear investment was probable of recovery through the rate-making process.  As a result, this balance was written off as a charge to earnings at that time.  As a result of the
CPUC's April 4, 2002 decision that returned SCE's utility-retained generation (URG) assets to cost-based ratemaking, SCE reestablished for financial reporting purposes its unamortized nuclear investment and related flow-through taxes, retroactive to August 31, 2001, based on a 10-year recovery period, effective January 1,
2001, with a corresponding credit to earnings.  SCE adjusted the procurement-related obligations account regulatory asset balance to reflect recovery of the nuclear investment in accordance with the final URG decision.

In a September 2001 decision, the CPUC granted SCE's request to continue the rate-making treatment for Palo
Verde, including the continuation of the nuclear unit incentive procedure with a 5(cent)per kWh cap on replacement power costs, until resolution of SCE's 2003 general rate case or further CPUC action.  Palo Verde's nuclear unit incentive procedure calculated a reward for performance of any unit above an 80% capacity factor for a fuel cycle.  The San Onofre Units 2 and 3 incentive rate-making plan continued until December 31, 2003.

Stock-Based Employee Compensation

Edison International has three stock-based employee compensation plans, which are described more fully in Note 7 of "Notes to Consolidated Financial Statements" included in its 2003 Annual Report.  Edison International accounts for these plans using the intrinsic value method.  Upon grant, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income (loss) and earnings (loss) per share if Edison International had used the fair-value accounting method.

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                   Three Months Ended           Six Months Ended
                                                                        June 30,                    June 30,
-------------------------------------------------------------------------------------------------------------------
     In millions, except per-share amounts                         2004           2003          2004        2003
-------------------------------------------------------------------------------------------------------------------
                                                                                     (Unaudited)
     Net income (loss), as reported                            $   (374)        $   24       $  (276)    $    80
     Add:  stock-based compensation expense using
       the intrinsic value accounting method - net of tax             3              2             7           4
     Less:  stock-based compensation expense using
       the fair-value accounting method - net of tax                  3              2             6           5
-------------------------------------------------------------------------------------------------------------------
     Pro forma net income (loss)                               $   (374)        $   24       $  (275)    $    79
-------------------------------------------------------------------------------------------------------------------
     Basic earnings (loss) per share:
       As reported                                             $  (1.15)        $ 0.07       $ (0.85)    $  0.25
       Pro forma                                               $  (1.15)        $ 0.07       $ (0.84)    $  0.24
     Diluted earnings (loss) per share:
       As reported                                             $  (1.15)        $ 0.07       $ (0.85)    $  0.24
       Pro forma                                               $  (1.15)        $ 0.07       $ (0.84)    $  0.24
-------------------------------------------------------------------------------------------------------------------

Supplemental Cash Flows Information

                                                                                     Six Months Ended
                                                                                         June 30,
-------------------------------------------------------------------------------------------------------------------
     In millions                                                                2004                    2003
-------------------------------------------------------------------------------------------------------------------
                                                                                        (Unaudited)
     Noncash investing and financing activities:

     Details of assets acquired:
       Fair value of assets acquired                                       $      --               $     333
       Cash paid for acquisitions                                                 --                    (275)
-------------------------------------------------------------------------------------------------------------------
     Liabilities assumed                                                          --               $      58
-------------------------------------------------------------------------------------------------------------------

     Details of consolidation of variable interest entities:
       Assets                                                              $     625                      --
       Liabilities                                                              (704)                     --

     Details of deconsolidation of variable interest entities:
       Assets                                                              $    (220)                     --
       Liabilities                                                               254                      --

     Reoffering of pollution-control bonds                                 $     196                      --

     Details of pollution-control bond redemption:
       Release of funds held in trust                                      $      20                      --
       Pollution-control bonds redeemed                                          (20)                     --

     Details of long-term debt exchange offer:
       Variable rate notes redeemed                                               --               $    (966)
       First and refunding bonds issued                                           --                     966
-------------------------------------------------------------------------------------------------------------------

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Variable Interest Entities

Entities Consolidated Upon Implementation of New Accounting Standard

SCE has variable interests in contracts with certain QFs that contain variable contract pricing provisions based on the price of natural gas.  Further, four of these contracts are with entities that are partnerships owned in part by a related party, EME.  These four contracts have 20-year terms.  The QFs sell electricity to SCE and steam to nonrelated parties.  Under a new accounting standard, SCE consolidated these four projects effective
March 31, 2004.  Prior periods have not been restated.  The book value of the projects' plant assets at June 30,
2004 is $393 million ($896 million at original cost less $503 million in accumulated depreciation) and is recorded in nonutility property.

     Project                    Capacity              Termination Date                   EME Ownership
-------------------------------------------------------------------------------------------------------------------

     Kern River                  290 MW                  August 2005                          50%
     Midway-Sunset               200 MW                   May 2009                            50%
     Sycamore                    300 MW                 December 2007                         50%
     Watson                      340 MW                 December 2007                         49%

SCE has no investment in, nor obligation to provide support to, these entities other than its requirement to make contract payments.  Any liabilities of these projects are nonrecourse to SCE.

The variable interest entities' operating costs, instead of purchased power expense, are shown in Edison
International's income statements effective April 1, 2004.  Further, Edison International's electric utility revenue now includes revenue from the sale of steam by these four projects.

Edison Capital has investments in affordable housing and wind projects that are variable interests.  Effective
March 31, 2004, Edison Capital consolidated two affordable housing partnerships and three wind projects.  These projects are funded with nonrecourse debt totaling $33 million at June 30, 2004.  Properties serving as collateral for these loans had a carrying value of $50 million and are classified as nonutility property on the
June 30, 2004 balance sheet.  The creditors to these projects do not have recourse to the general credit of
Edison Capital.

Entities Deconsolidated Upon Implementation of New Accounting Standard

EME deconsolidated the following two projects effective March 31, 2004.  Prior periods have not been restated.
EME recorded its interests in the Doga and Kwinana projects on the equity method beginning April 1, 2004.

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

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant Variable Interests in Entities Not Consolidated

                                                                         EME's
     Variable                                     EME's                Ownership
     Interest                                 Investment at           Interest at
     Entity               Location            June 30, 2004          June 30, 2004           Description
-------------------------------------------------------------------------------------------------------------------
                                               (In millions)
     Paiton              Indonesia                $600                   45%            Coal-fired facility
     EcoElectrica        Puerto Rico               295                   50%            Liquefied natural gas
                                                                                          cogeneration facility
     Sunrise             California                 84                   50%            Gas-fired facility
     ISAB                Italy                      96                   49%            Gasification facility
     CBK                 Philippines                82                   50%            Pumped-storage
                                                                                          hydroelectric facility
     IVPC4 Srl           Italy                      42                   50%            Wind facilities
     Doga                Turkey                     14                   80%            Gas-fired facility
     Tri Energy          Thailand                   22                   25%            Gas-fired facility
-------------------------------------------------------------------------------------------------------------------

EME's maximum exposure to loss is generally limited to its investment in these entities.  EME's interest in the
Kwinana project is not a significant variable interest and, therefore, is not included in the table above.

Edison Capital's maximum exposure to loss from affordable housing investments in this category is generally limited to its investment balance of $192 million and recapture of tax credits.

Entities with Unavailable Financial Information

SCE has 18 nonrelated-party contracts with certain QFs that contain variable pricing provisions based on the price of natural gas.  SCE might be considered to be the consolidating entity under the new accounting standard.
However, these entities are not legally obligated to provide the financial information to SCE that is necessary to determine whether SCE must consolidate these entities.  These 18 entities have declined to provide SCE with the necessary financial information.  SCE will continue to attempt to obtain information for these projects in order to determine whether they should be consolidated by SCE.  The aggregate capacity dedicated to SCE for these projects is 471 MW.  SCE paid $69 million and $118 million, respectively, for the three and six months ended June
30, 2004 and $61 million and $115 million, respectively, for the three and six months ended June 30, 2003 to these projects.  These amounts are recoverable in utility customer rates.  SCE has no exposure to loss as a result of its involvement with these projects.

Note 2.  Regulatory Matters

Further information on regulatory matters, including proceedings for California Department of Water Resources
(CDWR) power purchases and revenue requirements, and generation procurement, is described in Note 2 of "Notes to
Consolidated Financial Statements" included in Edison International's 2003 Annual Report.

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CPUC Litigation Settlement Agreement

As discussed in the "CPUC Litigation Settlement Agreement" disclosure in Note 2 of "Notes to Consolidated
Financial Statements" included in Edison International's 2003 Annual Report, in October 2001, SCE and the CPUC
entered into a settlement of SCE's lawsuit against the CPUC that allowed SCE to recover $3.6 billion in past procurement-related obligations.  The Utility Reform Network, a consumer advocacy group, and other parties appealed to the United States Court of Appeals for the Ninth Circuit (Ninth Circuit) seeking to overturn the stipulated judgment of the federal district court that approved the 2001 CPUC settlement agreement.  In
September 2002, the Ninth Circuit issued its opinion affirming the federal district court on all claims, with the exception of the challenges founded upon California state law, which the Ninth Circuit referred to the California
Supreme Court.

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

In an April 22, 2004, CPUC decision, the CPUC imposed minor penalties ($656,000) related to SCE's overhead and underground electric line maintenance practices for failing to make repairs within a reasonable amount of time.
The decision provides SCE with more flexibility in scheduling inspections, but requires SCE to meet and confer with the CPUC staff on several issues, including revisions to its maintenance priority system and possible alternatives to the existing high voltage signage requirements.

General Rate Case (GRC)

On May 3, 2002, SCE filed an application for its 2003 GRC, requesting an increase of $286 million in SCE's base rate revenue requirement, which was subsequently revised to an increase of $251 million.  The application also proposed an estimated base rate revenue decrease of $78 million in 2004, and a subsequent increase of
$116 million in 2005.  The forecast reduction in 2004 was largely attributable to the expiration of the San Onofre incremental cost incentive pricing rate-making mechanism at year-end 2003 and a forecast of increased sales.

The CPUC issued a final decision on July 8, 2004, authorizing an annual increase of approximately $73 million in base rates, retroactive to May 22, 2003 (the date a final CPUC decision was originally scheduled to be issued).
The decision also authorized a base rate revenue decrease of $49 million in 2004, and a subsequent increase of
$84 million in 2005.  As a result of the implementation of the 2003 GRC decision, SCE recorded pre-tax net regulatory adjustments of $180 million as a credit to provision for regulatory adjustment clauses during the second quarter of 2004.

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Because processing of the GRC took longer than initially scheduled, in May 2003, the CPUC approved SCE's request to establish a memorandum account to track the revenue requirement increase during the period between May 22,
2003 and the date a final decision was adopted.  In July 2004, SCE submitted an advice filing to record the amount in this memorandum account.  This will result in an approximate $55 million pre-tax gain in the third quarter of 2004.  In addition, SCE expects to record approximately $48 million in pre-tax gains related to the rate recovery of the 1997-1998 generation-related capital additions and the related revenue requirement in the third quarter of 2004, as a further result of the implementation of the 2003 GRC decision.

The amount recorded in the GRC memorandum account will be recovered in rates together with the 2004 revenue requirement authorized by the CPUC in the GRC decision.  SCE has proposed that the GRC rate increase be combined with other rate changes from pending rate proceedings and be effective August 5, 2004.

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

In January 2002, the CPUC issued an interim decision interpreting the CPUC requirement that the holding companies give first priority to the capital needs of their respective utility subsidiaries.  The decision stated that, at least under certain circumstances, holding companies are required to infuse all types of capital into their respective utility subsidiaries when necessary to fulfill the utility's obligation to serve its customers.  The decision did not determine whether any of the utility holding companies had violated this requirement, reserving such a determination for a later phase of the proceedings.  In February 2002, SCE and Edison International filed an application before the CPUC for rehearing of the decision.  In July 2002, the CPUC affirmed its earlier decision on the first priority requirement and also denied Edison International's request for a rehearing of the
CPUC's determination that it had jurisdiction over Edison International in this proceeding.  In August 2002,
Edison International and SCE jointly filed a petition in California state court requesting a review of the CPUC's decisions with regard to first priority requirements, and Edison International filed a petition for a review of the CPUC decision asserting jurisdiction over holding companies.  Pacific Gas and Electric (PG&E) and San Diego
Gas & Electric Co. (SDG&E) and their respective holding companies filed similar challenges, and all cases were transferred to the First District Court of Appeal in San Francisco.

On May 21, 2004, the Court of Appeal issued its decision in the two consolidated cases, and denied the utilities'
and their holding companies' challenges to both CPUC decisions.  The Court of Appeal held that the CPUC has limited jurisdiction to enforce in a CPUC proceeding the conditions agreed to by holding companies incident to their being granted authority to assume ownership of a CPUC-regulated utility.  The Court of Appeal held that the
CPUC's decision interpreting the first priority requirement was not reviewable because the CPUC had not made any ruling that any holding company had violated the first priority requirement.  However, the Court of Appeal suggested that if the CPUC or any other authority were to rule that a utility or holding company violated the first priority requirement, the utility or holding company would be permitted to challenge both the finding of violation and the underlying

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

interpretation of the first priority requirement itself.  On June 30, 2004, Edison International and the other utility holding companies filed with the California Supreme Court a petition for review of the Court of Appeal decision as to jurisdiction over holding companies, but did not file a challenge to the decision as to the first priority issue, so the first priority requirement is now final.  The California Supreme Court has 60 days
(extendable to 90 days) within which to accept or reject the petition for review as to the jurisdiction issue.

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

Negotiations are continuing among the relevant parties in an effort to resolve the coal and water supply issues, but no resolution has been reached.  SCE and other parties submitted further testimony and made various other filings in 2003 in SCE's application proceeding.  Pursuant to the assigned administrative law judge's March 9,
2004 ruling, on April 16, 2004 SCE updated its position and testimony on cost data and, where data are unavailable, cost estimates for Mohave on the following options:  (1) the cost of permanent shutdown; (2) the cost of installation of required pollution controls and related capital improvements to allow the facility to continue as a coal-fired plant beyond 2005; (3) if option 2 is undertaken, the cost of temporary shutdown for complete installation of pollution controls; and any costs related to restarting the facility; and (4) other alternatives and their costs.  SCE's testimony presented a summary of work performed to date and provided an update on the status of the coal and water supply issues.  The testimony also stated that SCE does not now have detailed cost projections for any of the cost categories identified in the March 9, 2004 ruling due to the uncertainties remaining on these issues.  The testimony reiterated SCE's belief that, even if the coal and water supply issues can be satisfactorily resolved in the near future, thereby avoiding a permanent shutdown, a temporary shutdown of at least approximately three years is likely.  Evidentiary hearings took place in June and
July 2004, and a decision on this matter is not expected before November 2004.  The outcome of the coal and water negotiations and SCE's application are not expected to impact Mohave's operation through 2005, but the presence or absence of Mohave as an available resource beyond 2005 could have a major impact on SCE's long-term resource plan.  The outcome of this matter is not expected to have an impact on earnings.

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

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

El Paso Natural Gas Company (El Paso) entered into a settlement agreement with parties to a class action lawsuit
(including SCE, PG&E and the State of California) settling claims stated in proceedings at the FERC and in San
Diego County Superior Court that El Paso had manipulated interstate capacity and engaged in other anticompetitive behavior in the natural gas markets in order to unlawfully raise gas prices at the California border in
2000-2001.  The United States District Court has issued an order approving the stipulated judgment and the settlement agreement has become effective.  Pursuant to a CPUC decision, SCE will refund to customers any amounts received under the terms of the El Paso settlement (net of legal and consulting costs) through its energy resource recovery account mechanism.  In June 2004, SCE received its first settlement payment of $76 million.
Approximately $66 million of this amount was credited to purchased-power expense and will be refunded to SCE's ratepayers through the energy resource recovery account over the next 12 months.  Additional settlement payments totaling approximately $134 million are due from El Paso over a 20-year period.  In addition, amounts El Paso refunds to the CDWR will result in reductions in the CDWR's revenue requirement allocated to SCE in proportion to
SCE's share of the CDWR's power charge revenue requirement.

On July 2, 2004, the FERC approved a settlement agreement between SCE, SDG&E and PG&E and The Williams Cos. and
Williams Power Company, providing for approximately $140 million in refunds and other payments to the settling purchasers and others against some of Williams' power charges in 2000 -2001.  On August 2, 2004, SCE received approximately $37 million in refunds and other payments under the Williams settlement.  On April 26, 2004, SCE,
PG&E, SDG&E and several California state governmental entities agreed to settlement terms with West Coast Power,
LLC and its owners, Dynegy Inc. and NRG Energy, Inc. (collectively, Dynegy).  The April 26, 2004 settlement terms provide for refunds and other payments totaling $285 million, with a proposed allocation to SCE of approximately
$40 million.  The Dynegy settlement terms were submitted to the FERC for its approval on June 28, 2004.  The FERC is expected to act on the Dynegy settlement before year-end 2004.

On July 12, 2004, SCE, PG&E, SDG&E and several governmental entities agreed to settlement terms with Duke Energy
Corporation and a number of its affiliates.  The settlement terms agreed to with the Duke parties provide for refunds and other payments totaling in excess of $200 million, with a proposed allocation to SCE that is expected to exceed $40 million.  The Duke settlement remains subject to the approval of the FERC and the CPUC.
Additionally, the exact manner in which net settlement proceeds under the Duke, Williams and Dynegy settlements will be refunded to customers is expected to be the subject of a future CPUC determination.

Note 3.  Pension Plan and Postretirement Benefits Other Than Pensions

Pension Plan

Edison International previously disclosed in Note 7 of "Notes to Consolidated Financial Statements" included in
Edison International's 2003 Annual Report that it expects to contribute approximately $47 million to its United
States pension plans in 2004.  As of June 30, 2004, $9 million in contributions have been made.  Edison
International expects to contribute approximately $4 million to its foreign

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

pension plans in 2004.  As of June 30, 2004, approximately $2 million in contributions have been made.  Edison
International anticipates that its original expectations will be met by year-end 2004.

Expense components for United States plans are:

                                                                  Three Months Ended             Six Months Ended
                                                                       June 30,                     June 30,
-------------------------------------------------------------------------------------------------------------------
     In millions                                                   2004           2003          2004         2003
-------------------------------------------------------------------------------------------------------------------
                                                                                     (Unaudited)
     Service cost                                              $     27         $   23       $    53     $     47
     Interest cost                                                   44             42            87           85
     Expected return on plan assets                                 (60)           (47)         (118)         (95)
     Net amortization and deferral                                    6              9            12           18
-------------------------------------------------------------------------------------------------------------------
     Expense under accounting standards                              17             27            34           55
     Regulatory adjustment - deferred                                --            (11)           --          (22)
-------------------------------------------------------------------------------------------------------------------

     Total expense recognized                                  $     17         $   16       $    34     $     33
-------------------------------------------------------------------------------------------------------------------

Expense components for foreign plans are:
                                                                  Three Months Ended            Six Months Ended
                                                                       June 30,                     June 30,
-------------------------------------------------------------------------------------------------------------------
     In millions                                                   2004           2003          2004         2003
-------------------------------------------------------------------------------------------------------------------
                                                                                     (Unaudited)
     Service cost                                              $      1         $    1       $     2     $      1
     Interest cost                                                    1              1             2            2
     Expected return on plan assets                                  (1)            (1)           (2)          (2)
     Curtailment/settlement                                          --             --            --            2
-------------------------------------------------------------------------------------------------------------------
     Total expense recognized                                  $      1         $    1       $     2     $      3
-------------------------------------------------------------------------------------------------------------------

Postretirement Benefits Other Than Pensions

Edison International previously disclosed in Note 7 of "Notes to Consolidated Financial Statements" included in
Edison International's 2003 Annual Report that it expects to contribute approximately $100 million to its postretirement benefits other than pensions plan in 2004.  As of June 30, 2004, $12 million in contributions have been made.  Edison International anticipates that its original expectation will be met by year-end 2004.

In May 2004, the Financial Accounting Standards Board issued accounting guidance related to the Medicare
Prescription Drug, Improvement and Modernization Act of 2003.  Edison International will adopt this guidance in third quarter 2004.  If Edison International's retiree health care plans provide prescription drug benefits that are deemed to be actuarially equivalent to Medicare benefits, Edison International will recognize the subsidy in the measurement of its accumulated obligation and record an actuarial gain.  Proposed federal regulations defining actuarial equivalency are expected in third quarter 2004, with final regulations expected to be released by year-end 2004.  Until the proposed regulations are issued, Edison International is unable to predict the effect of the new law on its postretirement health care costs and obligations.

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Expense components are:
                                                                  Three Months Ended            Six Months Ended
                                                                       June 30,                     June 30,
-------------------------------------------------------------------------------------------------------------------
     In millions                                                   2004           2003          2004         2003
-------------------------------------------------------------------------------------------------------------------
                                                                                       (Unaudited)
     Service cost                                              $     11         $   11       $    23     $     22
     Interest cost                                                   33             31            67           62
     Expected return on plan assets                                 (27)           (22)          (55)         (44)
     Net amortization and deferral                                    8             10            15           20
-------------------------------------------------------------------------------------------------------------------
     Total expense                                             $     25         $   30       $    50     $     60
-------------------------------------------------------------------------------------------------------------------

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

Aircraft Leases

Edison Capital has invested in three aircraft leased to American Airlines.  The independent auditors' opinion on the year-end 2003 financial statements of AMR Corporation, parent company of American Airlines, removed the comment on AMR Corporation's ability to continue as a going concern from year-end 2002.  However, while AMR
Corporation reports some improvement, uncertainty remains and if American Airlines defaults in making its lease payments, the lenders with a security interest in the aircraft or leases may exercise remedies that could lead to a loss of some or all of Edison Capital's investment in the aircraft plus any accrued interest.  The total maximum loss exposure to Edison Capital in 2004 is $46 million.  A restructure of the lease could also result in a loss of some or all of the investment.  At June 30, 2004, American Airlines was current in its lease payments to Edison Capital.

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

Edison International's recorded estimated minimum liability to remediate its 33 identified sites at SCE
(26 sites) and EME (7 sites) is $90 million, $88 million of which is related to SCE.  Edison International's other subsidiaries have no identified remediation sites.  The ultimate costs to clean up Edison International's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur.  Edison
International believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $131 million, all of which is related to SCE.  The upper limit of this range of costs was estimated using assumptions least favorable to Edison International among a range of reasonably possible outcomes.

The CPUC allows SCE to recover environmental remediation costs at certain sites, representing $30 million of its recorded liability, through an incentive mechanism (SCE may request to include additional sites).  Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs from insurance carriers and other third parties.  SCE has successfully settled insurance claims with all responsible carriers.  SCE expects to recover costs incurred at its remaining sites through customer rates.  SCE has recorded a regulatory asset of $63 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

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

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Edison International expects to clean up its identified sites over a period of up to 30 years.  Remediation costs in each of the next several years are expected to range from $13 million to $25 million.  Recorded costs for the twelve months ended June 30, 2004 were $16 million.

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

Among the issues raised by the IRS in the 1994 to 1996 audit was Edison Capital's deferral of income taxes associated with the EPZ and Dutch electric locomotive leases.  The IRS has also given notice that it will assert the same arguments for the 1997 to 1999 audit of the EPZ and Dutch electric locomotive leases.  Written protests were filed against these deficiency notices, as well as other alleged deficiencies, asserting that the IRS's position misstates material facts, misapplies the law and is incorrect.  This matter is now being considered by the Administrative Appeals branch of the IRS.  Edison Capital will contest the assessment through administrative appeals and litigation, if necessary, and believes it should prevail in an outcome that will not have a material adverse financial impact.

The IRS is examining the tax returns for Edison International, which include Edison Capital, for years 1997 through 1999.  In conjunction with this examination, Edison Capital expects the IRS to propose an adjustment to
Edison International's tax liability which if upheld would accelerate the payment of taxes that were deferred as a result of several of its other leveraged leases entered into in 1997 and 1998.  The proposed adjustment is expected to be based on Revenue Rulings issued by the IRS in 1999 and 2002 in connection with the IRS'
industry-wide challenge mounted against a specific type of leveraged lease (termed a lease in/lease out or LILO transaction).  The estimated federal and state income taxes deferred from these leases was $558 million in the
1997-1999 audit period and $565 million in subsequent years through 2003.  The IRS may also propose interest and penalties.

Edison International believes that the positions described in the Revenue Rulings are incorrectly applied to
Edison Capital's transactions and that its leveraged leases are factually and legally distinguishable in material respects from that position.  Edison International intends to defend, and litigate if necessary, against any challenges based on that position.

In April 2004, Edison International filed California Franchise Tax amended returns for tax years 1997 through
2002 to abate the possible imposition of new California penalty provisions on transactions that may be considered as listed or substantially similar to listed transactions described in an IRS notice that

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

was published in 2001.  These transactions include certain Edison Capital leveraged lease transactions discussed above and a transaction entered into by an SCE subsidiary, which may be considered substantially similar to a listed transaction described by the IRS as a contingent liability company.  Edison International filed these amended returns under protest retaining its appeal rights and believes that it will prevail in an outcome that will not have a material financial impact.

Investigations Regarding Performance Incentive Rewards

SCE is eligible under its CPUC-approved performance-based rate-making (PBR) mechanism to earn rewards or penalties based on its performance in comparison to CPUC-approved standards of service reliability, customer satisfaction, and employee safety.  SCE received two letters over the last year from one or more anonymous employees alleging that personnel in the service planning group of SCE's transmission and distribution business unit altered or omitted data in attempts to influence the outcome of customer satisfaction surveys conducted by an independent survey organization.  The results of these surveys are used, along with other factors, to determine the amounts of any incentive rewards or penalties to SCE under the PBR provisions for customer satisfaction.  SCE recorded aggregate customer satisfaction rewards of $28 million for the years 1998, 1999 and
2000.  Potential customer satisfaction rewards aggregating $10 million for 2001 and 2002 are pending before the
CPUC and have not been recognized in income by SCE.  SCE also had anticipated that it could be eligible for customer satisfaction rewards of about $10 million for 2003.

SCE has been conducting an internal investigation and keeping the CPUC informed of its progress.  On June 25,
2004, SCE submitted to the CPUC a PBR customer satisfaction investigation report, which concluded that employees in the design organization of the transmission and distribution business unit deliberately altered customer contact information in order to affect the results of customer satisfaction surveys.  At least 36 design organization personnel engaged in deliberate misconduct including alteration of customer information before the data were transmitted to the independent survey company.  Because of the widespread misconduct, SCE proposed to refund to ratepayers all of the $12 million in PBR rewards that may be attributed to the design organization's portion of the customer satisfaction rewards for the entire PBR period (1997-2003).  In addition, during its investigation, SCE determined that it could not confirm the integrity of the method used for obtaining customer satisfaction survey data for meter reading.  Thus, SCE also proposed to refund about $2 million of customer satisfaction rewards associated with meter reading.  SCE expects that it would refund approximately half of the total of $14 million from customer satisfaction rewards previously received.  SCE believes it is likely that it could deal with the approximate remaining half by adjustments to the pending and to-be requested rewards noted above.

SCE has taken remedial action with respect to the customer satisfaction survey misconduct by severing the employment of several supervisory personnel, updating system processes and related documentation for survey reporting, and implementing additional supervisory controls over data collection and processing.

As mentioned above, SCE is also eligible under its CPUC-approved PBR mechanism to earn rewards or penalties based on its performance in comparison to CPUC-approved standards of service reliability and employee safety.  In light of the problems uncovered with the customer satisfaction surveys, SCE commenced investigations into the accuracy and completeness of SCE's service reliability and employee safety reporting.  While the safety and service reliability investigations are not yet complete, SCE has preliminarily concluded that some of its data collection procedures for recording employee injuries may have been inadequate and some misreporting may have occurred.  SCE has not reached any conclusions

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

as to the effect of those problems on the validity of safety incentive performance payments.  SCE has advised the
CPUC staff of the existence of the safety and reliability investigations, promised to provide copies of the investigative reports, and committed to return to ratepayers or forgo any PBR rewards that were earned based on data shown to be inaccurate.  Both the safety and the service reliability investigations are being pursued aggressively and will be completed as soon as possible.  Since the inception of PBR payments in 1997, SCE has received $20 million in employee safety incentive performance payments and, based on SCE's records, may be entitled to an additional $15 million.  As for service reliability, since the inception of PBR payments in 1997,
SCE has received $8 million in rewards based on frequency of outage data and has applied for an additional
$5 million award based on frequency of outage data for 2001.

The CPUC could institute its own proceedings to determine whether and in what amounts to order refunds or disallowances of past and potential PBR rewards for customer satisfaction, service reliability and/or employee safety.  The CPUC also may consider whether to impose additional penalties on SCE.  SCE cannot predict with certainty the outcome of these matters or estimate the potential amount of refunds, disallowances and penalties that may be required.

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

Some of the issues included in this case were addressed by the United States Supreme Court in a separate legal proceeding filed by the Navajo Nation in the Court of Federal Claims against the United States Department of
Interior.  In that action, the Navajo Nation claimed that the Government breached its fiduciary duty concerning negotiations relating to the coal lease involved in the Navajo Nation's lawsuit against SCE and Peabody.  On
March 4, 2003, the Supreme Court concluded, by majority decision, that there was no breach of a fiduciary duty and that the Navajo Nation did not have a right to relief against the Government.  Based on the Supreme Court's analysis, on April 28, 2003, SCE and Peabody filed motions to dismiss or, in the alternative, for summary judgment in the D.C. District Court action.  On April 13, 2004, the D.C. District Court denied SCE's and
Peabody's April 2003 motions to dismiss, or in the alternative, for summary judgment.  The District Court subsequently issued a scheduling order that imposes a December 31, 2004 discovery cut-off and sets a status conference for January 21, 2005.  No trial date was established in the scheduling order.  The parties to the D.C.
District Court action are currently engaged in scheduling and completing the remaining discovery in the case.

The Federal Circuit Court of Appeals, acting on a suggestion on remand filed by the Navajo Nation, held in a
October 24, 2003 decision that the Supreme Court's March 4, 2003 decision was focused on three

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

specific statutes or regulations and therefore did not address the question of whether a network of other statutes, treaties and regulations imposed judicially enforceable fiduciary duties on the United States during the time period in question.  The Government and the Navajo Nation both filed petitions for rehearing of the
October 24, 2003 Court of Appeals decision.  Both petitions were denied on March 9, 2004.  On March 16, 2004, the
Court of Appeals issued an order remanding the case against the Government to the Federal Court of Claims, which conducted a status conference on May 18, 2004.  As a result of the status conference discussion, the Court of
Federal Claims has ordered the Navajo Nation and the Government to brief the remaining issues following remand.
Peabody's motion to intervene in the remanded Court of Federal Claims case as a party was denied.

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

Property damage insurance covers losses up to $500 million, including decontamination costs, at San Onofre and
Palo Verde.  Decontamination liability and property damage coverage exceeding the primary $500 million also has been purchased in amounts greater than federal requirements.  Additional insurance covers part of replacement power expenses during an accident-related nuclear unit outage.  A mutual insurance company owned by utilities with nuclear facilities issues these policies.  If losses at any nuclear facility covered by the arrangement were to exceed the accumulated funds for these insurance programs, SCE could be assessed retrospective premium adjustments of up to $43 million per year.  Insurance premiums are charged to operating expense.

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

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

SCE has primary responsibility for the interim storage of spent nuclear fuel generated at San Onofre.  Spent nuclear fuel is stored in the San Onofre Units 1, 2 and 3 spent fuel pools and the San Onofre independent spent fuel storage installation.  Movement of Unit 1 spent fuel from the Unit 3 spent fuel pool to the independent spent fuel storage installation was completed in late 2003.  Movement of Unit 1 spent fuel from the Unit 1 spent fuel pool to the independent spent fuel storage installation is scheduled to be completed by late 2004 and from the Unit 2 spent fuel pool to the independent spent fuel storage installation by spring 2005.  With these moves, there will be sufficient space in the Unit 2 and 3 spent fuel pools to meet plant requirements through mid-2007 and mid-2008, respectively.  In order to maintain a full core off-load capability, SCE is planning to begin moving Unit 2 and 3 spent fuel into the independent spent fuel storage installation by early 2006.

In order to increase on-site storage capacity and maintain core off-load capability, Palo Verde has constructed a dry cask storage facility.  Arizona Public Service, as operating agent, plans to continually load casks on a schedule to maintain full core off-load capability for all three units.

Storm Lake

As of June 30, 2004, Edison Capital had an investment of approximately $71 million in Storm Lake Power, a project developed by Enron Wind, a subsidiary of Enron Corporation.  As of June 30, 2004, Storm Lake had outstanding loans of approximately $55 million.  The lenders claim that Enron's bankruptcy, among other things, is an event of default under the loan agreement and as a result, the debt has been reclassified to long-term debt due within one year.  However, the lenders are currently discussing resolution of the defaults with Storm Lake and are not actively pursuing remedies.

Storm Lake and Edison Capital have filed claims for damages in Enron's bankruptcy of approximately $60 million.
On July 15, 2004, Enron's plan of reorganization was confirmed, which indicated that distributions would be made as soon as practical.

Note 5.  Business Segments

Edison International's reportable business segments include its electric utility operation segment (SCE), a nonutility power generation segment (MEHC - parent only and EME), and a financial services provider segment
(Edison Capital).  In accordance with an accounting standard related to operating segments, prior periods have been restated to conform to Edison International's new business segment definition.  See further discussion in
"Basis of Presentation" in Note 1.

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment information for the three and six months ended June 30, 2004 and 2003 was:

                                                                   Three Months Ended           Six Months Ended
                                                                       June 30,                     June 30,
-------------------------------------------------------------------------------------------------------------------
     In millions                                                   2004           2003          2004         2003
-------------------------------------------------------------------------------------------------------------------
                                                                                      (Unaudited)
     Operating Revenue:
     Electric utility                                          $  2,176       $  2,386       $ 3,872     $  4,200
     Nonutility power generation                                    713            716         1,496        1,399
     Financial services                                              27             22            56           44
     Corporate and other                                              3              1             5            4
-------------------------------------------------------------------------------------------------------------------
     Consolidated Edison International                         $  2,919       $  3,125       $ 5,429     $  5,647
-------------------------------------------------------------------------------------------------------------------
     Net Income (Loss):
     Electric utility(1)                                       $    242       $    225       $   341     $    327
     Nonutility power generation(2)                                (610)          (191)         (603)        (232)
     Financial services(3)                                           11             12            21           27
     Corporate and other                                            (17)           (22)          (35)         (42)
-------------------------------------------------------------------------------------------------------------------
     Consolidated Edison International                         $   (374)      $     24       $  (276)    $     80
-------------------------------------------------------------------------------------------------------------------

     (1) Net income available for common stock.  Includes earnings from discontinued operations of $3 million and
         $6 million, respectively, for the three and six months ended June 30, 2003.

     (2) Includes a loss of $9 million from the cumulative effect of an accounting change for the six months ended June 30, 2003.  Also, included losses from discontinued operations of $2 million for both the three and six months ended June 30, 2003.

     (3) Includes a loss of $1 million from the cumulative effect of an accounting change for the six months ended June 30, 2004.

Corporate and other includes amounts from nonutility subsidiaries not significant as a reportable segment.

Total segment assets as of June 30, 2004 were:  electric utility, $19 billion; nonutility power generation,
$14 billion; and, financial services, $4 billion.

Note 6.  Acquisition and Dispositions

Acquisition

On March 12, 2004, SCE acquired Mountainview Power Company LLC, which owns a power plant under construction in
Redlands, California.  SCE has recommenced full construction of the approximately $600 million project, which is expected to be completed in 2006.  The construction work in progress for this project is recorded in nonutility property on Edison International's June 30, 2004 balance sheet.

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dispositions

On July 29, 2004, EME entered into an agreement to sell its remaining international power generation portfolio, owned by a wholly owned Dutch subsidiary, MEC International BV, to a consortium comprised of International Power plc (70%) and Mitsui & Co., Ltd. (30%).  The purchase price is $2.3 billion, subject to certain purchase price adjustments prior to closing that are expected to result in a net purchase price of approximately $2.2 billion.
Closing of the BV transaction is subject to approval by International Power's shareholders and to a number of regulatory approvals and project level consents. The sale is expected to close in the fourth quarter of 2004.

On July 20, 2004, EME entered into an agreement to sell its 51% interest in Contact Energy to Origin Energy
Limited for total consideration of NZ$1.7 billion (approximately $1.1 billion), which includes the assumption of
NZ$535 million of debt.  Completion of the sale, currently expected in the fourth quarter of 2004, is subject to closing conditions, including action by the New Zealand Takeovers Panel.  EME has entered into a foreign currency hedge in order to protect against a depreciation in the value of the New Zealand dollar (in which the sales price is denominated) versus United States dollar.

Together, these two transactions represent the sale of all of EME's interests in its international projects.  Net proceeds from these two transactions are expected to be approximately $2.5 billion to EME after taxes and transaction expenses and purchase price adjustments.  EME's initial estimate of the after-tax gain on sale of its international projects is approximately $550 million.  Net proceeds from the sale will be used to repay the
$800 million secured loan at Mission Energy Holdings International, Inc. and other indebtedness.  EME will retain its ownership of the Lakeland project and some inactive subsidiaries.

The following table presents the condensed financial position of MEC International BV on a stand-alone basis and does not include intercompany eliminations.

                                                                          June 30,
     In millions                                                            2004
-------------------------------------------------------------------------------------------------
                                                                         (Unaudited)
     Cash and equivalents                                                $     198
     Nonutility property                                                     4,128
     Other assets                                                            2,392
-------------------------------------------------------------------------------------------------
     Total assets                                                        $   6,718
-------------------------------------------------------------------------------------------------

     Accounts payable                                                    $     158
     Debt                                                                    2,840
     Accumulated deferred taxes - net                                          596
     Other liabilities                                                         914
     Minority interest                                                         733
     Shareholder's equity                                                    1,477
-------------------------------------------------------------------------------------------------
     Total liabilities and shareholder's equity                          $   6,718
-------------------------------------------------------------------------------------------------

Beginning in the third quarter of 2004, EME will report its international operations as discontinued operations.

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On January 7, 2004, EME completed the sale of 100% of its stock of Edison Mission Energy Oil & Gas, which in turn held minority interests in Four Star Oil & Gas.  Proceeds from the sale were approximately $100 million.  EME recorded a pre-tax gain on the sale of approximately $47 million during the first quarter of 2004.

Note 7.  Asset Impairment and Loss on Lease Termination

On April 27, 2004, EME's subsidiary, Midwest Generation, terminated the Collins Station lease through a negotiated transaction with the lease equity investor.  Midwest Generation made a lease termination payment of approximately $960 million.  This amount represented the $774 million of lease debt outstanding, plus accrued interest, and the amount owed to the lease equity investor for early termination of the lease.  Midwest
Generation received title to the Collins Station as part of the transaction and plans to continue fulfilling its obligation under the power-purchase agreement with Exelon Generation, which is scheduled to expire at the end of
2004 and, thereafter, cease operations at this location.  EME recorded a pre-tax loss of approximately
$954 million (approximately $586 million after tax) during the second quarter ended June 30, 2004, due to termination of the lease and the planned decommissioning of the asset.

Following the termination of the Collins Station lease, Midwest Generation announced plans to permanently cease operations at the Collins Station by December 31, 2004 and decommission the plant.  On July 30, 2004, PJM
Interconnection, LLC (PJM) accepted Midwest Generation's request to cease operations at the Collins Station.  PJM found that the decommissioning of the plant would not affect the operation or reliability of the PJM markets.  As a result of the change in useful life, EME changed the estimated useful life of the remaining plant assets to the end of 2004.  Accordingly, EME plans to depreciate $20 million of plant assets over the period May through
December 2004.  At June 30, 2004, EME had not accrued for exit costs related to the expected reduction in personnel as such amounts were not determinable at that time.

EME anticipates that the termination payment and decommissioning will result in a substantial income tax deduction, thereby providing additional tax-allocation payments through the income tax-allocation agreement when such loss can be used by Edison International in its consolidated and combined income tax returns.  In connection with the termination of the Collins Station lease, Midwest Generation will continue to have obligations under the tax indemnity agreement with the former lease equity investor.  See further discussion of this tax indemnity agreement in "EME's Guarantees and Indemnities" of Note 9 of "Notes to Consolidated Financial Statements"
included in Edison International's 2003 Annual Report.

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

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EME recorded an asset impairment charge associated with the planned disposition of its investment in the
Gordonsville project.  The Gordonsville project sale was completed in November 2003.  These amounts are included in the asset impairment line item of the June 30, 2003 consolidated statements of income.

Note 8.  Discontinued Operations

On July 10, 2003, the CPUC approved SCE's sale of certain oil storage and pipeline facilities to Pacific
Terminals LLC for $158 million.  In third quarter 2003, SCE recorded a $44 million after-tax gain to shareholders.  In accordance with an accounting standard related to the impairment and disposal of long-lived assets, this oil storage and pipeline facilities unit's results have been accounted for as a discontinued
operation in the financial statements for the three and six months ended June 30, 2003.

In addition, the results of the Lakeland project, the Fiddler's Ferry and Ferrybridge coal stations and Edison
Enterprises subsidiaries sold during 2001 have been reflected as discontinued operations in the consolidated financial statements for all periods presented in accordance with an accounting standard related to the impairment and disposal of long-lived assets.

For the three months ended June 30, 2004 and 2003, revenue from discontinued operations was zero and $8 million, respectively, and pre-tax income was zero and $3 million, respectively.  For the six months ended June 30, 2004 and 2003, revenue from discontinued operations was zero and $18 million, respectively, and pre-tax income was zero and $9 million, respectively.

The discontinued operations balance sheet at June 30, 2004 and December 31, 2003 is comprised of current assets of $1 million and $5 million, respectively, other noncurrent assets of $10 million and $11 million, respectively, current liabilities of $1 million and $3 million, respectively, and noncurrent liabilities of $10 million and
$10 million, respectively.

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations

                                                   INTRODUCTION

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) for the three-
and six-month periods ended June 30, 2004 discusses material changes in the financial condition, results of operations and other developments of Edison International since December 31, 2003, and as compared to the three-
and six-month periods ended June 30, 2003.  This discussion presumes that the reader has read or has access to
Edison International's MD&A for the calendar year 2003 (the year-ended 2003 MD&A), which was included in Edison
International's 2003 annual report to shareholders and incorporated by reference into Edison International's
Annual Report on Form 10-K for the year-ended December 31, 2003.

This MD&A contains forward-looking statements.  These statements are based on Edison International's knowledge of present facts, current expectations about future events and assumptions about future developments.
Forward-looking statements are not guarantees of performance; they are subject to risks and uncertainties that could cause actual future outcomes and results of operations to be materially different from those set forth in this discussion.  Important factors that could cause actual results to differ are discussed throughout this
MD&A.  The following discussion provides updated information about material developments since the issuance of the year-ended 2003 MD&A and should be read in conjunction with the financial statements contained in this quarterly report and Edison International's Annual Report on Form 10-K for the year-ended December 31, 2003.

Edison International is engaged in the business of holding, for investment, the common stock of its subsidiaries.
Edison International's principal operating subsidiaries are Southern California Edison Company (SCE), Edison
Mission Energy (EME) and Edison Capital.  Mission Energy Holding Company (parent) has a 100% ownership interest in EME.  Beginning in the second quarter of 2004, Mission Energy Holding Company (parent) and EME will be presented as one business segment on a consolidated basis, and references to MEHC will represent the consolidated entity.  This change is due primarily to the elimination of EME's so-called ring fencing provisions in EME's
Certificate of Incorporation and credit agreement discussed below under "Current Developments--MEHC:  Current
Developments."  SCE comprises the largest portion of the assets and revenue of Edison International.  In this
MD&A, except when stated to the contrary, references to each of Edison International, SCE, MEHC, EME or Edison
Capital mean each such company with its subsidiaries on a consolidated basis.  References to Edison International
(parent) or parent company and MEHC (parent) mean Edison International and MEHC on a stand-alone basis, not consolidated with its subsidiaries.  References to SCE, EME or Edison Capital followed by (stand alone) mean each such company alone, not consolidated with its subsidiaries.

This MD&A is presented in 11 major sections.  The MD&A begins with a discussion of current developments.
Following is a company-by-company discussion of Edison International's principal operating segments (SCE, MEHC, and Edison Capital) and Edison International (parent).  Each principal operating segment's discussion includes discussions of liquidity, market risk exposures, and other matters (as relevant to each principal operating segment).  The remaining sections discuss Edison International on a consolidated basis, including results of operations and historical cash flow analysis,

acquisition and dispositions, critical accounting policies, new accounting principles, commitments and guarantees, and other developments.  These sections should be read in conjunction with each segment's section.

                                                                                Page
                                                                                ----
         Current Developments                                                     31
         SCE                                                                      33
         MEHC                                                                     45
         Edison Capital                                                           67
         Edison International (Parent)                                            68
         Results of Operations and Historical Cash Flow Analysis                  70
         Acquisition and Dispositions                                             77
         Critical Accounting Policies                                             78
         New Accounting Principles                                                79
         Commitments and Guarantees                                               80
         Other Developments                                                       80

                                               CURRENT DEVELOPMENTS

SCE:  CURRENT DEVELOPMENT

2003 General Rate Case Proceeding

On July 8, 2004, the California Public Utilities Commission (CPUC) issued a final decision on SCE's 2003 General
Rate Case (GRC) application, authorizing an annual increase of approximately $73 million in base rates.  As a result of the implementation of the 2003 GRC decision, SCE recorded pre-tax net regulatory adjustments of
$180 million during the second quarter of 2004.  Because processing of the 2003 GRC took longer than initially scheduled, in May 2003 the CPUC approved SCE's request to establish a memorandum account to track the revenue requirement increase during the period between May 22, 2003 (the date a final CPUC decision was originally scheduled to be issued) and the date a final decision was adopted.  In July 2004, SCE submitted an advice filing to record the amount in this memorandum account.  This will result in an approximate $55 million pre-tax gain in the third quarter of 2004.  In addition, SCE expects to record approximately $48 million in pre-tax gains related to the rate recovery of 1997-1998 generation-related capital additions and the related revenue requirement in the third quarter of 2004, as a further result of the implementation of the 2003 GRC decision.  See "SCE:  Regulatory
Matters--Transmission and Distribution--2003 General Rate Case Proceeding" for further details.

MEHC:  CURRENT DEVELOPMENTS

Exercise of Term Loan Put-Option at MEHC (parent)

On April 5, 2004, the lenders under MEHC (parent)'s $385 million term loan due in 2006 exercised their right to require MEHC (parent) to repurchase $100 million of principal amount at par on July 2, 2004 (referred to as the
"Term Loan Put-Option").  The $100 million principal, plus interest, was paid on July 2, 2004.

In July 2004, EME made dividend payments totaling $69 million to MEHC (parent).  These payments were used together with cash on hand to meet the Term Loan Put-Option payment discussed above.

EME amended its certificate of incorporation and bylaws in May 2004 to eliminate the so-called ring-fencing provisions that were implemented in early 2001 during the California energy crisis.  The ring-fencing provisions were implemented to protect EME's credit rating from the negative events then affecting Edison International and
SCE.  Despite the ring-fencing provisions, EME's Standard & Poor's credit rating fell to "B" and therefore, EME's management believed that these provisions, which included dividend restrictions and a requirement to maintain an independent director, were no longer necessary.

Disposition of EME's International Operations

As indicated in the year-ended 2003 MD&A, EME engaged investment bankers to market for sale its international project portfolio.  Subsequent to June 30, 2004, EME announced the following:

o    On July 20, 2004, EME entered into an agreement to sell its 51% interest in Contact Energy to Origin
     Energy Limited for total consideration of approximately NZ$1.7 billion (approximately $1.1 billion), which includes the assumption of NZ$535 million of debt.  Completion of the sale, currently expected in the fourth quarter of 2004, is subject to closing conditions and action by the New Zealand Takeovers Panel.

o    On July 29, 2004, EME entered into an agreement to sell its remaining international power generation portfolio, owned by a wholly owned Dutch subsidiary, MEC International BV, to a consortium comprised of
     International Power plc (70%) and Mitsui & Co., Ltd. (30%).  The purchase price is $2.3 billion, subject to certain purchase price adjustments prior to closing that are expected to result in a net purchase price of approximately $2.2 billion.  Closing of the BV transaction is subject to approval by International Power's shareholders and to a number of regulatory approvals and project level consents.  The sale is expected to close in the fourth quarter of 2004.

Together, these two transactions represent the sale of all of EME's interests in its international projects.  Net proceeds from these two transactions are expected to be approximately $2.5 billion to EME after taxes, transaction expenses and purchase price adjustments.  EME's initial estimate of the after-tax gain on sale of its international projects is approximately $550 million.  Net proceeds from the sale will be used to repay the
$800 million secured loan at Mission Energy Holdings International, Inc. and other indebtedness.  EME will retain its ownership of the Lakeland project (see "Results of Operations and Historical Cash Flow Analysis--Results of
Operations--Earnings (Loss) from Discontinued Operations") and some inactive international subsidiaries.

Completion of Midwest Generation Refinancing

On April 27, 2004, Midwest Generation completed the issuance of $1 billion aggregate principal amount of its
8.75% second priority senior secured notes and entered into a new credit agreement, which includes a
$700 million, first priority senior secured term loan facility and a $200 million, first priority senior secured working capital facility.  Proceeds from these transactions were used to refinance $693 million of indebtedness
(plus accrued interest and fees) and to make termination payments under the Collins Station lease in the amount of approximately $960 million.  The new working capital facility replaced an existing working capital facility.
Completion of these financings was a major goal for 2004.  See "MEHC:  Liquidity--Key Financing
Developments--Midwest Generation Financing Developments" for further details related to these financings.  The 2004 results include a $954 million (pre-tax) loss on lease termination related to the Collins Station lease.
Management does not believe the Collins Station is economically competitive in the current marketplace given the current generation overcapacity in the MAIN region.  In light of this, management terminated the Collins lease and plans to cease operations of the Collins Station by December 31, 2004.  Also, see "MEHC:
Liquidity--Termination of the Collins Station Lease" for details related to termination of the Collins Station lease.

EME Financing Developments

On April 27, 2004, EME replaced its $145 million corporate credit facility with a new three-year $98 million secured corporate credit facility.  In addition, EME repaid the remaining $28 million due under the Coal and
Capex facility (guaranteed by EME) in April 2004.  Accordingly, this credit agreement has been terminated and EME no longer has a contingent liability related to this credit agreement.

Expansion of PJM in Illinois

The Illinois plants are located within the service territory of Exelon Generation's affiliate, Commonwealth
Edison, which on April 27, 2004 was granted approval by the Federal Energy Regulatory Commission (FERC) to join
PJM Interconnection, LLC (PJM) effective May 1, 2004.  For further discussion see "MEHC:  Other Development--PJM
Regulatory Matters."

                                        SOUTHERN CALIFORNIA EDISON COMPANY

SCE:  Liquidity Issues

SCE's liquidity is primarily affected by under- or over-collections of procurement-related costs and access to capital markets or external financings.  At June 30, 2004, SCE's credit and long-term issuer ratings from
Standard & Poor's and Moody's Investors Service were BBB and Baa3, respectively.  On March 22, 2004, Moody's
Investors Service placed SCE's credit rating under review for possible upgrade.

At June 30, 2004, SCE had cash and equivalents of $401 million and long-term debt, including current maturities, of $5.6 billion.  SCE has a $700 million credit facility that expires in December 2006.  As of June 30, 2004, the credit facility was not utilized, except for $2 million supporting letters of credit.  SCE's 2004 estimated cash outflows consist of:

o    $125 million of 5.875% bonds due in September 2004;

o    Approximately $246 million of rate reduction notes that are due at various times in 2004, but which have a separate cost recovery mechanism approved by state legislation and CPUC decisions;

o    Projected capital expenditures of $1.9 billion, including the investment in the Mountainview project and related capital expenditures (see "Acquisition and Dispositions");

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

On March 30, 2004, SCE transferred, through a dividend to Edison International, $300 million of common equity.
The purpose of this dividend was to continue to rebalance SCE's capital structure in accordance with CPUC requirements.  On May 21, 2004, SCE paid a $145 million dividend to Edison International.

The CPUC regulates SCE's capital structure, limiting the dividends it may pay Edison International.  In its most recent cost of capital proceeding, the CPUC set an authorized capital structure for SCE which included a common equity component of 48%.  SCE determines compliance with this capital structure based on a 13-month weighted-average calculation.  At June 30, 2004, SCE's 13-month weighted-average common equity component of total capitalization was 53%.  At June 30, 2004, SCE had the capacity to pay $462 million in additional dividends and continue to maintain its CPUC-authorized capital structure based on the 13-month weighted-average method.  Based on recorded June 30, 2004 balances, SCE's common equity to total capitalization ratio, for rate-making purposes, was 48%.  SCE had the capacity to pay $28 million of additional dividends based on June 30, 2004 recorded balances.

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

As of June 30, 2004, SCE posted approximately $24 million ($22 million in cash and $2 million in letters of credit) as collateral to secure its obligations under power-purchase contracts and to transact through the
California Independent System Operator (ISO) for imbalance energy.  SCE's collateral requirements can vary depending upon the level of unsecured credit extended by counterparties, the ISO's credit requirements, changes in market prices relative to contractual commitments, and other factors.

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

SCE:  REGULATORY MATTERS

This section of the MD&A describes SCE's regulatory matters in three main subsections:

o     generation and power procurement;

o     transmission and distribution; and

o     other regulatory matters.

Generation and Power Procurement

Proposed Legislation

The California legislature is currently considering a bill that is intended to create a durable regulatory framework to stimulate investment in generation resources.  The latest publicly available version of Assembly
Bill 2006, which is entitled the "Reliable Electric Service Act," proposes to affirm the obligation of utilities to plan and provide adequate, efficient, and cost-effective supply and demand resources and requires utilities to prepare a long-term resource plan to achieve a diversified portfolio of cost-effective supply and demand resources.  The proposed bill also states that the CPUC must establish and maintain rates that ensure the full recovery of reasonable investments made by utilities, and the full cost of contracting for nonutility generation.  Because the bill continues to be debated and amended in the California legislature, SCE cannot predict with certainty what effects the bill will have on SCE if it is enacted into law.

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

SCE submitted an ERRA forecast application on October 3, 2003, in which it forecast a procurement-related revenue requirement for the 2004 calendar year of $2.3 billion.  The CPUC issued a decision on April 22, 2004, approving
SCE's 2004 forecast revenue requirement and rates for both generation and distribution services.

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
The ORA testimony, filed on March 19, 2004, included an audit of these accounting calculations, in which ORA recommended disallowances that totaled approximately $14 million of costs recovered through the PROACT mechanism during the period from September 1, 2001 through June 30, 2003.  In April 2004, SCE reached an agreement with the
ORA (subject to CPUC approval) to reduce the PROACT disallowances to approximately $3.6 million.  The total amount recovered through PROACT was $3.6 billion.  This amount, which is mainly comprised of ISO grid management charges and employee-related retraining costs, would be refunded to ratepayers through a credit to the ERRA.

In addition to its disallowance recommendations, ORA recommended that in reviewing SCE's administration of its procurement contracts and the daily dispatch of its generation resources, the CPUC should perform a traditional
"reasonableness review," that is, SCE should have the burden of proving that its decisions during the record period complied with what a "reasonable manager" would have done under similar circumstances.  In its opening and reply briefs, SCE urged the CPUC to reject this recommendation, stating that under recent California law, SCE's burden is to demonstrate that its

decisions complied with the dispatch standard that a 2002 CPUC decision had placed in SCE's approved procurement plan; this is, that SCE used the most cost-effective mix of the total generation resources available to it, thereby minimizing the cost of delivering electric services to its customers.  SCE believes the latter standard is required by law, and is more objective than the standard ORA advocates.  A decision on ERRA operations through
June 30, 2003 is expected in the third quarter of 2004.

On April 1, 2004, SCE submitted its second ERRA reasonableness review application requesting that the CPUC find that its procurement-related operations during the period from July 1, 2003 through December 31, 2003, to be reasonable.  In addition, SCE requested recovery of a $10 million reward for efficient operation of Unit 3 of the
Palo Verde Nuclear Generating Station (Palo Verde), and $5 million in electric energy transaction administration costs.  A decision on this application is expected by the end of 2004.

SCE submitted an ERRA forecast application on August 2, 2004, in which it forecasted a procurement-related revenue requirement for the 2005 calendar year of $3.0 billion, an increase of $733 million over 2004.  The forecast increase is primarily due to a reduction in expected power purchases by the CDWR.  SCE proposed that the
CPUC issue a final decision on this matter in December 2004.

Generation Procurement Proceedings

SCE resumed power procurement responsibilities for its residual-net short (the amount of energy needed to serve
SCE's customers from sources other than its own generating plants, power-purchase contracts and California
Department of Water Resources (CDWR) contracts) position on January 1, 2003, pursuant to CPUC orders and
California statutes passed in 2002.  The current regulatory and statutory framework requires SCE to assume limited responsibilities for CDWR contracts allocated by the CPUC, and provide full power procurement responsibilities on the basis of annual short-term procurement plans, long-term resource plans and increased procurement of renewable resources.  See "Generation Procurement Proceedings" disclosure in the year-ended 2003
MD&A for further discussion of the matters discussed below.

Short-Term Procurement Plan

In December 2003, the CPUC adopted a 2004 short-term procurement plan for SCE.  SCE is currently operating under this approved short-term procurement plan.  On July 9, 2004, SCE submitted minor revisions to this short-term procurement plan, as part of its long-term resource plan filing, which is discussed below.  The CPUC is expected to consider those modifications this fall and issue a decision by the end of the year.

Long-Term Resource Plan

On April 15, 2003, SCE filed its long-term resource plan with the CPUC that included both a preferred plan and an interim plan.  In January 2004, the CPUC issued a decision that did not adopt any long-term resource plan, but adopted a framework for resource planning.  Until the CPUC approves a long-term resource plan for SCE, SCE will operate under its interim resource plan.

On April 1, 2004, the CPUC instituted a resource planning proceeding that will coordinate consideration of long-term resource plans.  On July 9, 2004, SCE filed testimony on its long-term resource plan, which includes a substantial commitment to cost-effective energy efficiency and an advanced load-control program.  The long-term resource plan presented four procurement plan scenarios:  a medium-load plan scenario, a high-load plan scenario, a low-load plan scenario, and a CDWR-variant scenario.  Hearings on the long-term procurement plans of SCE's,
Pacific Gas and Electric's (PG&E) and San Diego Gas & Electric Co.'s (SDG&E) are set to begin August 30, 2004.  A decision is expected by year-end 2004.

Resource adequacy issues are being addressed in this proceeding on a parallel track, including a proposal to accelerate the phase-in of the resource adequacy requirement from January 2008 to June 2006.  SCE expects a CPUC decision on resource adequacy issues in September 2004.

Procurement of Renewable Resources

As part of SCE's resumption of power procurement, and in accordance with a California statute passed in 2002, SCE is required to increase its procurement of renewable resources by at least 1% of its annual electricity sales per year so that 20% of its annual electricity sales are procured from renewable resources by no later than
December 31, 2017.  In June 2003, the CPUC issued a decision adopting preliminary rules and guidance on renewable procurement-related issues, including penalties for noncompliance with renewable procurement targets.  In June
2004, the CPUC issued two decisions adopting additional rules on renewable procurement:  a decision adopting standard contract terms and conditions and a decision adopting a market price methodology.  In July 2004, the
CPUC issued a decision adopting criteria for the selection of least-cost and best-fit renewable resources.

SCE received bids for renewable resource contracts in response to a solicitation it made in August 2003 and is conducting negotiations with a short list of bidders regarding potential procurement contracts.

CDWR Power Purchases and Revenue Requirement Proceedings

In accordance with an emergency order by the Governor of California, the CDWR began making emergency power purchases for SCE's customers on January 17, 2001.  In February 2001, a California law was enacted which authorized the CDWR to:  (1) enter into contracts to purchase electric power and sell power at cost directly to
SCE's retail bundled customers; and (2) issue bonds to finance those electricity purchases.  The CDWR's total statewide Power Charge and Bond Charge Revenue Requirements are allocated by the CPUC among the customers of SCE,
PG&E and SDG&E.  Amounts billed to and collected from SCE's customers for electric power purchased and sold by the CDWR are remitted directly to the CDWR and are not recognized as revenue by SCE.

The CPUC is currently considering the appropriate methodology for allocating CDWR's power charge revenue requirement for 2004 through 2013.  PG&E, TURN, and SCE submitted a settlement agreement advocating that the costs of CDWR's long-term contracts be allocated on a cost-follow-contracts basis, with an annual adjustment to ensure that each investor-owned utility's customers bear an equitable portion of the above-market costs burden of those contracts.  The methodology proposed in the settlement agreement also facilitates the appropriate incentives for operating and administering the contracts.  On July 20, 2004, the CPUC issued two draft decisions that would reject the proposed settlement agreement.  Instead, the draft decisions would retain the cost-follow-contracts allocation of the avoidable costs of CDWR contracts, but would allocate 43.75% of the unavoidable costs to the customers of PG&E, 43.75% to those of SCE, and 12.5% of the unavoidable costs to the customers of SDG&E.  While such an allocation would lower the portion of the total power charge revenue requirement that SCE's customers would bear for the ten-year period, it would institute a methodology that does not provide the appropriate contract administration incentives to investor-owned utilities.  A final decision on this matter is expected in the third quarter of 2004.

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

Negotiations are continuing among the relevant parties in an effort to resolve the coal and water supply issues, but no resolution has been reached.  SCE and other parties submitted further testimony and made various other filings in 2003 in SCE's application proceeding.  Pursuant to the assigned administrative law judge's March 9,
2004 ruling, on April 16, 2004 SCE updated its position and testimony on cost data and, where data are unavailable, cost estimates for Mohave on the following options:  (1) the cost of permanent shutdown; (2) cost of installation of required pollution controls and related capital improvements to allow the facility to continue as a coal-fired plant beyond 2005; (3) if option 2 is undertaken, cost of temporary shutdown for complete installation of pollution controls, and any costs related to restarting the facility; and (4) other alternatives and their costs.  SCE's testimony presented a summary of work performed to date and provided an update on the status of the coal and water supply issues.  The testimony also stated that SCE does not now have detailed cost projections for any of the cost categories identified in the March 9, 2004 ruling due to the uncertainties remaining on these issues.  The testimony reiterated SCE's belief that, even if the coal and water supply issues can be satisfactorily resolved in the near future, thereby avoiding a permanent shutdown, a temporary shutdown of at least approximately three years is likely.  Evidentiary hearings took place in June and July of 2004, and a decision on this matter is not expected before November 2004.  The outcome of the coal and water negotiations and
SCE's application are not expected to impact Mohave's operation through 2005, but the presence or absence of
Mohave as an available resource beyond 2005 could have a major impact on SCE's long-term resource plan.  The outcome of this matter is not expected to have an impact on earnings.

San Onofre Steam Generators

As discussed in the "San Onofre Steam Generators" disclosure in the year-ended 2003 MD&A, on February 27, 2004,
SCE filed an application with the CPUC in which it asked the CPUC to issue a decision by July 2005 finding that it is reasonable for SCE to replace the San Onofre Unit 2 and 3 steam generators and establishing appropriate ratemaking for the replacement costs.  In this filing, SCE also asked the CPUC for approval to establish a memorandum account for recovery of up to $50 million in costs to be incurred in connection with entering into contracts for steam generator fabrication prior to the final CPUC decision.  In June 2004, the CPUC established a schedule providing for a final CPUC decision in September 2005.  In July 2004, the CPUC denied SCE's request to establish the memorandum account.  SCE has not determined whether it will enter into contracts for steam generator fabrication in the absence of CPUC approval of this memorandum account.  If not, completion of steam generator replacement would likely be delayed beyond the previously planned 2009 completion date.  SCE is evaluating the impact of a delay.

Under the San Onofre operating agreement among the co-owners, a co-owner may elect to reduce its ownership share in lieu of paying its share of the cost of repairing an "operating impairment," as such term is defined in the
San Onofre operating agreement.  SCE has declared an "operating impairment" in connection with the need for steam generator replacement and, in July 2004, amended its application to the CPUC to reflect the fact that co-owner approval is not required to proceed with steam generator replacement.  SDG&E has elected to reduce its 20%
ownership share rather than participate in the steam generator replacement project.  The other two co-owners, the cities of Riverside and Anaheim (who collectively own approximately 5% of the units), have not yet made an election.  The period during which such election can be made expires in October 2004.  If steam generator replacement proceeds, upon completion, SDG&E's ownership share of San Onofre Units 2 and 3, and the ownership shares of the cities if they elect to opt out, would be reduced in accordance with the formula set forth in the operating agreement.  If the parties do not agree on the application of the formula, it will be subject to arbitration.  The transfer of all or any portion of SDG&E's ownership share to SCE as a result of SDG&E's election not to participate in steam generator replacement would require CPUC approval.

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

The CPUC issued a final decision on July 8, 2004, authorizing an annual increase of approximately $73 million in base rates, retroactive to May 22, 2003 (the date a final CPUC decision was originally scheduled to be issued).
The decision also authorized a base rate revenue decrease of $49 million in 2004, and a subsequent increase of
$84 million in 2005.  As a result of the implementation of the 2003 GRC decision, SCE recorded pre-tax net regulatory adjustments of $180 million as a credit to provision for regulatory adjustment clauses during the second quarter of 2004.  See "Results of Operations and Historical Cash Flow Analysis--Results of Operations" for
further discussion.

Because processing of the GRC took longer than initially scheduled, in May 2003, the CPUC approved SCE's request to establish a memorandum account to track the revenue requirement increase during the period between May 22,
2003 and the date a final decision was adopted.  In July 2004, SCE submitted an advice filing to record the amount in this memorandum account.  This will result in an approximate $55 million pre-tax gain in the third quarter of 2004.  In addition, SCE expects to record approximately $48 million in pre-tax gains related to the rate recovery of 1997-1998 generation-related capital additions and the related revenue requirement in the third quarter of 2004, as a further result of the implementation of the 2003 GRC decision.

The amount recorded in the GRC memorandum account will be recovered in rates together with the 2004 revenue requirement authorized by the CPUC in the GRC decision.  SCE has proposed that the GRC rate increase be combined with other rate changes from pending rate proceedings and be effective August 5, 2004.

2005 Cost of Capital

SCE's annual cost of capital applications with the CPUC are required to be filed in May of each year, with decisions rendered in such proceedings becoming effective January 1 of the following year.  On May 10, 2004, SCE filed an application requesting the CPUC to maintain for 2005 the currently authorized 11.60% return on common equity for SCE's CPUC jurisdictional assets.  SCE requested a change in the authorized capital structure to reflect the debt equivalence of power-purchase agreements, and revised returns on long-term debt and preferred stock.  The request would result in a decrease in revenue requirement of approximately $28 million.  A decision on this matter is expected in the fourth quarter of 2004.

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

In an April 22, 2004 CPUC decision, the CPUC imposed minor penalties ($656,000) related to SCE's overhead and underground electric line maintenance practices for failing to make repairs within a reasonable amount of time.
The decision provides SCE with more flexibility in scheduling inspections, but requires SCE to meet and confer with the CPUC staff on several issues, including revisions to its maintenance priority system and possible alternatives to the existing high voltage signage requirements.

Transmission Proceeding

In August and November 2002, the FERC issued opinions affirming a September 1999 administrative law judge decision to disallow, among other things, recovery by SCE and the other California public utilities of costs reflected in network transmission rates associated with ancillary services and losses incurred by the utilities in administering existing wholesale transmission contracts after implementation of the restructured California electric industry.  SCE has incurred approximately $85 million of these unrecovered costs since 1998.  After the three California utilities appealed the decisions to the United States Court of Appeals for the D.C. Circuit, the
FERC filed a motion with the D.C. Circuit Court seeking voluntary remand to permit issuance of a further order.
On February 12, 2004, the D.C. Circuit Court granted the FERC's motion and remanded the record back to the FERC for further consideration.  On May 6, 2004, the FERC issued its order reaffirming its earlier decisions.  SCE and the other two California utilities are currently pursuing the appeal before the D.C. Circuit Court.

Wholesale Electricity and Natural Gas Markets

In 2000, the FERC initiated an investigation into the justness and reasonableness of rates charged by sellers of electricity in the California Power Exchange (PX)/ISO markets.  On March 26, 2003, the FERC staff issued a report concluding that there had been pervasive gaming and market manipulation of both the electric and natural gas markets in California and on the west coast during 2000-2001 and describing many of the techniques and effects of that market manipulation.  SCE is participating in several related proceedings seeking recovery of refunds from sellers of electricity and natural gas who manipulated the electric and natural gas markets.  Under the 2001 CPUC settlement agreement, mentioned in "--Generation and Power Procurement--CPUC Litigation Settlement Agreement," 90%
of any refunds actually realized by SCE will be refunded to customers, except for the El Paso Natural Gas Company settlement agreement discussed below.

El Paso Natural Gas Company (El Paso) entered into a settlement agreement with parties to a class action lawsuit
(including SCE, PG&E and the State of California) settling claims stated in proceedings at the FERC and in San
Diego County Superior Court that El Paso had manipulated interstate capacity and engaged in other anticompetitive behavior in the natural gas markets in order to unlawfully raise gas prices at the California border in
2000-2001.  The United States District Court has issued an order approving the stipulated judgment and the settlement agreement has become effective.  Pursuant to a CPUC decision, SCE will refund to customers any amounts received under the terms of the El Paso settlement (net of legal and consulting costs) through its ERRA mechanism.  In June 2004, SCE received its first settlement payment of $76 million.  Approximately $66 million of this amount was credited to purchased power expense, and will be refunded to SCE's ratepayers through the ERRA over the next 12 months.  Additional settlement payments totaling approximately $134 million are due from El Paso over a 20-year period.  In addition, amounts El Paso refunds to the CDWR will result in reductions in the CDWR's revenue requirement allocated to SCE in proportion to SCE's share of the CDWR's power charge revenue requirement.

On July 2, 2004, the FERC approved a settlement agreement between SCE, SDG&E and PG&E and The Williams Cos. and
Williams Power Company, providing for approximately $140 million in refunds and other payments to the settling purchasers and others against some of Williams' power charges in 2000-2001.  On August 2, 2004, SCE received approximately $37 million in refunds and other payments

under the Williams settlement.  On April 26, 2004, SCE, PG&E, SDG&E and several California state governmental entities agreed to settlement terms with West Coast Power, LLC and its owners, Dynegy Inc. and NRG Energy, Inc.
(collectively, Dynegy).  The April 26, 2004 settlement terms provide for refunds and other payments totaling $285 million, with a proposed allocation to SCE of approximately $40 million.  The Dynegy settlement terms were submitted to the FERC for its approval on June 28, 2004.  The FERC is expected to act on the Dynegy settlement before year-end 2004.

On July 12, 2004, SCE, PG&E, SDG&E and several governmental entities agreed to settlement terms with Duke Energy
Corporation and a number of its affiliates.  The settlement terms agreed to with the Duke parties provide for refunds and other payments totaling in excess of $200 million, with a proposed allocation to SCE that is expected to exceed $40 million.  The Duke settlement remains subject to the approval of the FERC and the CPUC.
Additionally, the exact manner in which net settlement proceeds under the Duke, Williams and Dynegy settlements will be refunded to customers is expected to be the subject of a future CPUC determination.

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
As of June 30, 2004, the bark beetle CEMA had a balance of $91 million and the fire-related CEMA had a balance of
$10 million.  SCE submitted an advice filing with the CPUC in June 2004 to recover approximately $18 million in bark beetle-related costs incurred in 2003.  SCE estimates that it will spend up to $135 million on this project in 2004, and will submit an advice filing to recover these costs in 2005.  SCE expects to submit an application with the CPUC in the third quarter of 2004 to seek recovery of the fire-related costs.

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
The decision did not determine whether any of the utility holding companies had violated this requirement, reserving such a determination for a later phase of the proceedings.  On February 11, 2002, SCE and Edison
International filed an application before the CPUC for rehearing of the decision.  On July 17, 2002, the CPUC affirmed its earlier decision on the first priority requirement and also denied Edison International's request for a rehearing of the CPUC's determination that it had jurisdiction over Edison International in this proceeding.  On August 21, 2002, Edison International and SCE jointly filed a petition in California state court requesting a review of the CPUC's decisions with regard to first priority requirements, and Edison International filed a petition for a review of the CPUC decision asserting jurisdiction over holding companies.  PG&E and SDG&E and their respective holding

companies filed similar challenges, and all cases were transferred to the First District Court of Appeal in San
Francisco.

On May 21, 2004, the Court of Appeal issued its decision in the two consolidated cases, and denied the utilities'
and their holding companies' challenges to both CPUC decisions.  The Court of Appeal held that the CPUC has limited jurisdiction to enforce in a CPUC proceeding the conditions agreed to by holding companies incident to their being granted authority to assume ownership of a CPUC-regulated utility.  The Court of Appeal held that the
CPUC's decision interpreting the first priority requirement was not reviewable because the CPUC had not made any ruling that any holding company had violated the first priority requirement.  However, the Court of Appeal suggested that if the CPUC or any other authority were to rule that a utility or holding company violated the first priority requirement, the utility or holding company would be permitted to challenge both the finding of violation and the underlying interpretation of the first priority requirement itself.  On June 30, 2004, Edison
International and the other utility holding companies filed with the California Supreme Court a petition for review of the Court of Appeal decision as to jurisdiction over holding companies, but did not file a challenge to the decision as to the first priority issue, so the first priority requirement is now final.  The California
Supreme Court has 60 days (extendable to 90 days) within which to accept or reject the petition for review as to the jurisdiction issue.

Investigations Regarding Performance Incentive Rewards

SCE is eligible under its CPUC-approved performance-based ratemaking (PBR) mechanism to earn rewards or penalties based on its performance in comparison to CPUC-approved standards of service reliability, customer satisfaction, and employee safety.  SCE received two letters over the last year from one or more anonymous employees alleging that personnel in the service planning group of SCE's transmission and distribution business unit altered or omitted data in attempts to influence the outcome of customer satisfaction surveys conducted by an independent survey organization.  The results of these surveys are used, along with other factors, to determine the amounts of any incentive rewards or penalties to SCE under the PBR provisions for customer satisfaction.  SCE recorded aggregate customer satisfaction rewards of $28 million for the years 1998, 1999 and 2000.  Potential customer satisfaction rewards aggregating $10 million for 2001 and 2002 are pending before the CPUC and have not been recognized in income by SCE.  SCE also had anticipated that it could be eligible for customer satisfaction rewards of about $10 million for 2003.

SCE has been conducting an internal investigation and keeping the CPUC informed of its progress.  On June 25,
2004, SCE submitted to the CPUC a PBR customer satisfaction investigation report, which concluded that employees in the design organization of the transmission and distribution business unit deliberately altered customer contact information in order to affect the results of customer satisfaction surveys.  At least 36 design organization personnel engaged in deliberate misconduct including alteration of customer information before the data were transmitted to the independent survey company.  Because of the widespread misconduct, SCE proposed to refund to ratepayers all of the $12 million in PBR rewards that may be attributed to the design organization's portion of the customer satisfaction rewards for the entire PBR period (1997-2003).  In addition, during its investigation, SCE determined that it could not confirm the integrity of the method used for obtaining customer satisfaction survey data for meter reading.  Thus, SCE also proposed to refund about $2 million of customer satisfaction rewards associated with meter reading.  SCE expects that it would refund approximately half of the total of $14 million from customer satisfaction rewards previously received.  SCE believes it is likely that it could deal with the approximate remaining half by adjustments to the pending and to-be-requested rewards noted
above.

SCE has taken remedial action with respect to the customer satisfaction survey misconduct by severing the employment of several supervisory personnel, updating system processes and related documentation for survey reporting, and implementing additional supervisory controls over data collection and processing.

As mentioned above, SCE is also eligible under its CPUC-approved PBR mechanism to earn rewards or penalties based on its performance in comparison to CPUC-approved standards of service reliability and employee safety.  In light of the problems uncovered with the customer satisfaction surveys, SCE commenced investigations into the accuracy and completeness of SCE's service reliability and employee safety reporting.  While the safety and service reliability investigations are not yet complete, SCE has preliminarily concluded that some of its data collection procedures for recording employee injuries may have been inadequate and some misreporting may have occurred.  SCE has not reached any conclusions as to the effect of those problems on the validity of safety incentive performance payments.  SCE has advised the CPUC staff of the existence of the safety and reliability investigations, promised to provide copies of the investigative reports, and committed to return to ratepayers or forgo any PBR rewards that were earned based on data shown to be inaccurate.  Both the safety and the service reliability investigations are being pursued aggressively and will be completed as soon as possible.  Since the inception of PBR payments in 1997, SCE has received $20 million in employee safety incentive performance payments and, based on SCE's records, may be entitled to an additional $15 million.  As for service reliability, since the inception of PBR payments in 1997, SCE has received $8 million in rewards based on frequency of outage data and has applied for an additional $5 million award based on frequency of outage data for 2001.

The CPUC could institute its own proceedings to determine whether and in what amounts to order refunds or disallowances of past and potential PBR rewards for customer satisfaction, service reliability and/or employee safety.  The CPUC also may consider whether to impose additional penalties on SCE.  SCE cannot predict with certainty the outcome of these matters or estimate the potential amount of refunds, disallowances and penalties that may be required.

SCE:  OTHER DEVELOPMENT

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

Some of the issues included in this case were addressed by the United States Supreme Court in a separate legal proceeding filed by the Navajo Nation in the Court of Federal Claims against the United States Department of
Interior.  In that action, the Navajo Nation claimed that the Government breached its fiduciary duty concerning negotiations relating to the coal lease involved in the Navajo Nation's lawsuit against SCE and Peabody.  On
March 4, 2003, the Supreme Court concluded, by majority decision, that there was no breach of a fiduciary duty and that the Navajo Nation did not have a right to relief against the Government.  Based on the Supreme Court's analysis, on April 28, 2003, SCE and Peabody filed motions to dismiss or, in the alternative, for summary judgment in the D.C. District Court action.  On April 13, 2004,

the D.C. District Court denied SCE's and Peabody's April 2003 motions to dismiss or, in the alternative, for summary judgment.  The District Court subsequently issued a scheduling order that imposes a December 31, 2004 discovery cut-off and sets a status conference for January 21, 2005.  No trial date was established in the scheduling order.  The parties to the D.C. District Court action are currently engaged in scheduling and completing the remaining discovery in the case.

The Federal Circuit Court of Appeals, acting on a suggestion on remand filed by the Navajo Nation, held in a
October 24, 2003 decision that the Supreme Court's March 4, 2003 decision was focused on three specific statutes or regulations and therefore did not address the question of whether a network of other statutes, treaties and regulations imposed judicially enforceable fiduciary duties on the United States during the time period in question.  The Government and the Navajo Nation both filed petitions for rehearing of the October 24, 2003 Court of Appeals decision.  Both petitions were denied on March 9, 2004.  On March 16, 2004, the Court of Appeals
issued an order remanding the case against the Government to the Federal Court of Claims, which conducted a status conference on May 18, 2004.  As a result of the status conference discussion, the Court of Federal Claims has ordered the Navajo Nation and the Government to brief the remaining issues following remand.  Peabody's motion to intervene in the remanded Court of Federal Claims case as a party was denied.

SCE cannot predict with certainty the outcome of the 1999 Navajo Nation's complaint against SCE, the impact of the Supreme Court's decision in the Navajo Nation's suit against the Government on this complaint, or the impact of the complaint on the operation of Mohave beyond 2005.

                                          MISSION ENERGY HOLDING COMPANY

MEHC:  LIQUIDITY

Introduction

MEHC's liquidity discussion is organized in the following sections:

o        MEHC (parent)'s Liquidity
o        EME's Liquidity
o        Key Financing Developments
o        Termination of the Collins Station Lease
o        2004 Capital Expenditures
o        EME's Credit Ratings
o        EME's Liquidity as a Holding Company
o        Dividend Restrictions in Major Financings
o        MEHC's Interest Coverage Ratio

MEHC (parent)'s Liquidity

MEHC (parent)'s ability to honor its obligations under the senior secured notes and the term loan, and to pay overhead is entirely dependent upon the receipt of dividends from EME and receipt of tax-allocation payments from its parent, Edison Mission Group, and Edison International.  See "--EME's Liquidity as a Holding
Company--Intercompany Tax-Allocation Agreement."  Dividends from EME are limited based on its earnings and cash flow, business and tax considerations and restrictions imposed by applicable law.

At June 30, 2004, MEHC (parent) had cash and cash equivalents of $98 million (excluding amounts held by EME and its subsidiaries).  On April 5, 2004, the lenders under MEHC (parent)'s $385 million term loan due in 2006 exercised their right to require MEHC (parent) to repurchase $100 million of principal amount at par on July 2,
2004 (referred to as the "Term Loan Put-Option").  The $100 million principal, plus interest, was paid on July 2,
2004.

Dividends to MEHC (parent)

In July 2004, EME made dividend payments totaling $69 million to MEHC (parent).  These payments were used together with cash on hand to meet the Term Loan Put-Option payment as discussed above.

EME amended its certificate of incorporation and bylaws in May 2004 to eliminate the so-called "ring-fencing"
provisions that were implemented in early 2001 during the California energy crisis.  The ring-fencing provisions were implemented to protect EME's credit rating from the negative events then affecting Edison International and its subsidiary, SCE.  Despite the ring-fencing provisions, EME's Standard & Poor's credit rating fell to "B" and therefore, EME's management believed that the provisions, which included dividend restrictions and a requirement to maintain an independent director, were no longer necessary.

EME's Liquidity

At June 30, 2004, EME and its subsidiaries had cash and cash equivalents of $468 million and EME had available the full amount of borrowing capacity under a $98 million corporate credit facility.  EME's consolidated debt at
June 30, 2004 was $6.9 billion.  In addition, EME's subsidiaries had $5.3 billion of long-term lease obligations that are due over periods ranging up to 31 years.

Key Financing Developments

EME Financing Developments

On April 27, 2004, EME replaced its $145 million corporate credit facility with a new $98 million secured corporate credit facility.  This credit facility matures on April 27, 2007.  Loans made under this credit facility bear interest at LIBOR plus 3.50% per annum.  As security for its obligations under this credit facility, EME pledged its ownership interests in the holding companies through which it owns its interests in the
Illinois plants, the Homer City facilities, the Westside projects and the Sunrise project.  EME also granted a security interest in an account into which all distributions received by it from the Big 4 projects will be deposited.  EME will be free to use these distributions unless and until an event of default occurs under its corporate credit facility.

In addition, EME completed the repayment of the remaining $28 million due under the Coal and Capex facility
(guaranteed by EME) in April 2004.  Accordingly, this credit agreement has been terminated and EME no longer has a contingent liability related to this credit agreement.

Midwest Generation Financing Developments

On April 27, 2004, Midwest Generation completed a private offering of $1 billion aggregate principal amount of its 8.75% second priority senior secured notes due 2034.  Holders of the notes may require Midwest Generation to repurchase, or Midwest Generation may elect to repay, the notes on May 1, 2014 and on each one-year anniversary thereafter at 100% of their principal amount, plus accrued and unpaid interest.  Concurrent with the issuance of the notes, Midwest Generation borrowed $700 million under a new first priority senior secured term loan facility.
The term loan has a final maturity of April 27, 2011 and bears interest at LIBOR plus 3.25% per annum.  Midwest
Generation has agreed to repay $1,750,000 of the term loan on each quarterly payment date.  Midwest Generation also entered into a new five-year $200 million working capital facility that replaced a prior facility.  The new working capital facility also provides for the issuance of letters of credit.  As of June 30, 2004, Midwest
Generation had borrowed $40 million under the working capital facility and had reimbursement obligation under a letter of credit for approximately $3 million that expires in 2005.  Midwest Generation used the proceeds of the notes issuance and the term loan to refinance $693 million of indebtedness (plus accrued interest and fees) owed by its direct parent, Edison Mission Midwest Holdings Co., which was guaranteed by Midwest Generation and had been due in December 2004, and to make the termination payment under the Collins Station lease in the amount of approximately $960 million.

Midwest Generation is permitted to use the new working capital facility and cash on hand to provide credit support (either through loans or letters of credit) for forward contracts with third-party counterparties entered into by Edison Mission Marketing & Trading on its behalf for capacity and energy generated from the Illinois plants.  Utilization of this credit facility in support of such forward contracts provides additional liquidity support for implementation of EME's contracting strategy for the Illinois plants.

The term loan and working capital facility share a first priority lien and the senior secured notes have a second priority lien in a collateral package which consists of, among other things, substantially all the coal-fired generating plants owned by Midwest Generation and the assets relating to those plants, as well as the equity interests of Midwest Generation and its parent company and the intercompany notes entered into by EME and Midwest
Generation in connection with the Powerton-Joliet sale-leaseback transaction.

Termination of the Collins Station Lease

On April 27, 2004, Midwest Generation terminated the Collins Station lease through a negotiated transaction with the lease equity investor.  Midwest Generation made a lease termination payment of approximately $960 million.  This amount represented the $774 million of lease debt outstanding, plus accrued interest, and the amount owed to the lease equity investor for early termination of the lease.  Midwest
Generation received title to the Collins Station as part of the transaction and plans to continue fulfilling its obligation under the power-purchase agreement with Exelon Generation, which is scheduled to expire at the end of
2004.  EME recorded a pre-tax loss of approximately $954 million (approximately $586 million after tax) during the second quarter ended June 30, 2004, due to termination of the lease and the planned decommissioning of the asset.  Included in the pre-tax loss is a $3 million inventory reserve for excess spare parts at the Collins
Station.

Following the termination of the Collins Station lease, Midwest Generation announced plans to permanently cease operations at the Collins Station by December 31, 2004 and decommission the plant.  On July 30, 2004, PJM accepted Midwest Generation's request to cease operations at the Collins Station.  PJM found that the decommissioning of the plant would not affect the operation or reliability of the PJM markets.  As a result of the change in useful life, EME changed the estimated useful life of the remaining plant assets to the end of
2004.  Accordingly, EME plans to depreciate $20 million of plant assets over the period May through December
2004.  At June 30, 2004, EME had not accrued for exit costs related to the expected reduction in personnel as such amounts were not determinable at that time.

EME anticipates that the termination payment and decommissioning will result in a substantial income tax deduction, thereby providing additional tax-allocation payments through the income tax-allocation agreement when such loss can be used by Edison International in its consolidated and combined income tax returns.  EME's receivable to be realized under the tax-allocation agreement was $494 million at June 30, 2004, approximately
$370 million of which is attributable to the Collins Station lease termination and decommissioning.  In connection with the termination of the Collins Station lease, Midwest Generation will continue to have obligations under the tax indemnity agreement with the former lease equity investor.  See "Commitments and Guarantees--EME's Guarantees and Indemnities" in the year-ended 2003 MD&A further discussion of this tax indemnity agreement.

2004 Capital Expenditures

The estimated capital and construction expenditures of EME's subsidiaries for the final two quarters of 2004 are
$35 million.  These expenditures are planned to be financed by existing subsidiary credit agreements and cash generated from their operations.

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
----------------------------------------------------------------- -------------------- ----------------

EME cannot provide assurance that its current credit ratings or the credit ratings of its subsidiaries will remain in effect for any given period of time or that one or more of these ratings will not be lowered. On
August 2, 2004, following EME's announcements related to the sale of its international project portfolio,

Standard & Poor's placed the credit ratings on CreditWatch with positive implications.  EME notes that these credit ratings are not recommendations to buy, sell or hold its securities and may be revised at any time by a rating agency.

EME does not have any "rating triggers" contained in subsidiary financings that would result in EME being required to make equity contributions or provide additional financial support to its subsidiaries.

Edison Mission Marketing & Trading has provided credit for the benefit of counterparties in the form of cash and letters of credit ($94 million as of June 30, 2004) for EME's price risk management and domestic trading activities (including Midwest Generation and Homer City) related to accounts payable and unrealized losses.
Midwest Generation is permitted to use its working capital facility and cash on hand to provide credit support for forward contracts entered into by Edison Mission Marketing & Trading on its behalf.  In that regard, as of
June 30, 2004, Midwest Generation has provided Edison Mission Marketing & Trading $44 million, which Edison
Mission Marketing & Trading has used to provide a portion of the credit for counterparties noted above.  A subsidiary of EME has also supported a portion of First Hydro's United Kingdom hedging activities through a cash collateralized credit facility, under which letters of credit totaling(pound)18 million have been issued as of
June 30, 2004.

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

Credit Rating of Edison Mission Marketing & Trading

Pursuant to the Homer City sale-leaseback documents, a below investment grade credit rating of Edison Mission
Marketing & Trading restricts the ability of EME Homer City Generation L.P. to enter into permitted trading activities, as defined in the documents, with Edison Mission Marketing & Trading to sell forward the output of the Homer City facilities.  These documents include a requirement that the counterparty to such transactions, and
EME Homer City, if acting as seller to an unaffiliated third party, be investment grade.  EME currently sells all of the output from the Homer City facilities through Edison Mission Marketing & Trading, which has a below investment grade credit rating, and EME Homer City is not rated.  Therefore, in order for EME to continue to sell forward the output of the Homer City facilities, either:  (1) EME must obtain consent from the sale-leaseback owner participant to permit EME Homer City to sell directly into the market or through Edison Mission Marketing &
Trading; or (2) Edison Mission Marketing & Trading must provide assurances of performance consistent with the requirements of the sale-leaseback documents.  EME has obtained a consent from the sale-leaseback owner participant that will allow EME Homer City to enter into such sales, under specified conditions, through
December 31, 2004.  EME Homer City continues to be in compliance with the terms of the consent; however, the consent is revocable.  The owner participant has not indicated that it intends to revoke the consent; however, there can be no assurance that it will not do so in the future.  Revocation of the consent would not affect trades between Edison Mission Marketing & Trading and EME Homer City that had been entered into while the consent was still in effect.  EME is permitted to sell the output of the Homer City facilities into the spot market at any time.  See "MEHC:  Market Risk Exposures--Commodity Price Risk--Homer City Facilities."

Pagr 48

EME's Liquidity as a Holding Company

Overview

At June 30, 2004, EME had corporate cash and cash equivalents of $114 million to meet liquidity needs. EME had no borrowings outstanding or letters of credit outstanding on the $98 million secured line of credit at June 30,
2004.  Cash distributions from EME's subsidiaries and partnership investments, tax-allocation payments from
Edison International and unused capacity under its corporate credit facility represent EME's major sources of liquidity to meet its cash requirements.  The timing and amount of distributions from EME's subsidiaries may be affected by many factors beyond its control.  See "--Dividend Restrictions in Major Financings."  In addition, the right of EME to receive tax-allocation payments, and the timing and amount of tax-allocation payments received by
EME are subject to factors beyond EME's control.  See "--EME's Liquidity as a Holding Company--Intercompany
Tax-Allocation Agreement."

EME's secured corporate credit facility provides credit available in the form of cash advances or letters of credit.  In addition to the interest payments, EME pays a commitment fee of 0.50% on the unutilized portion of the facility.  EME has agreed to maintain a minimum interest coverage ratio and a minimum recourse debt to recourse capital ratio (as such ratios are defined in the credit agreement).  At June 30, 2004, EME met both these ratio tests.

As security for its obligations under its new corporate credit facility, EME pledged its ownership interests in the holding companies through which it owns its interests in the Illinois plants, the Homer City facilities, the
Westside projects and the Sunrise project.  EME also granted a security interest in an account into which all distributions received by it from the Big 4 projects will be deposited.  EME will be free to use these distributions unless and until an event of default occurs under its corporate credit facility.

Historical Distributions Received By EME

The following table is presented as an aid in understanding the cash flow of EME and its various subsidiary holding companies which depend on distributions from subsidiaries and affiliates to fund general and administrative costs and debt service costs of recourse debt.

             In millions                Six Months Ended June 30,                               2004            2003
             ------------------------------------------------------------------------------ -------------- ---------------
             Domestic Projects
             Distributions from Consolidated Operating Projects:
                EME Homer City Generation L.P. (Homer City facilities)                         $   49         $   127
                Holding companies of other consolidated operating projects                         --               1
             Distributions from Unconsolidated Operating Projects:
                Edison Mission Energy Funding Corp. (Big 4 Projects)                               21              20
                Sunrise Power Company                                                               5              --
                Holding companies for Westside projects                                             7              13
                Holding companies of other unconsolidated operating projects                        1               4
             ------------------------------------------------------------------------------ -------------- ---------------
             Total Distributions from Domestic Projects                                        $   83         $   165

             In millions               Six Months Ended June 30,                                2004            2003
             ------------------------------------------------------------------------------ ------------- ----------------
             International Projects (Mission Energy Holdings International)
             Distributions from Consolidated Operating Projects:
                First Hydro Holdings (First Hydro project)                                     $   29         $   18
                Loy Yang B                                                                          3             12
                Contact Energy                                                                     27             16
                Valley Power                                                                       --              5
                Kwinana(1)                                                                          4              2
                Holding companies of other consolidated operating projects                          8             --
             ------------------------------------------------------------------------------ -------------- ---------------
             Distributions from Unconsolidated Operating Projects:
                ISAB Energy                                                                        --              1
                IVPC4 (Italian Wind project)                                                        1              3
                Derwent                                                                             1             --
                Doga                                                                               15             --
                Paiton                                                                             --              9
                Tri Energy                                                                          2             --
                Holding companies of other unconsolidated operating projects                        7             --
             ------------------------------------------------------------------------------ -------------- ---------------
             Total Distributions from International Projects                                   $   97         $   66
             ------------------------------------------------------------------------------ -------------- ---------------
             Total Distributions                                                               $  180         $  231
             ------------------------------------------------------------------------------ -------------- ---------------

     --------------

     (1) Distributions for the six months ended June 30, 2004 reflect distributions made during the first quarter of 2004.  Effective March 31, 2004, the Kwinana project was deconsolidated due to the adoption of a new accounting interpretation for variable interest entities.

Intercompany Tax-Allocation Agreement

MEHC (parent) and EME are included in the consolidated federal and combined state income tax returns of Edison
International and are eligible to participate in tax-allocation payments with other subsidiaries of Edison
International.  MEHC (parent) became a party to the tax-allocation agreement with Edison Mission Group on July 2,
2001, when it became part of the Edison International consolidated filing group.  EME and MEHC (parent) have historically received tax-allocation payments related to domestic net operating losses incurred by EME and MEHC
(parent).  The right of MEHC (parent) and EME to receive and the amount and timing of tax-allocation payments are dependent on the inclusion of MEHC (parent) and EME, respectively, in the consolidated income tax returns of
Edison International and its subsidiaries and other factors, including the consolidated taxable income of Edison
International and its subsidiaries, the amount of net operating losses and other tax items of MEHC (parent), EME, its subsidiaries, and other subsidiaries of Edison International and specific procedures regarding allocation of state taxes.  MEHC (parent) and EME receive tax-allocation payments for tax losses when and to the extent that the consolidated Edison International group generates sufficient taxable income in order to be able to utilize
MEHC's (parent) tax losses or the tax losses of EME in the consolidated income tax returns for Edison
International and its subsidiaries.  Based on the application of the factors cited above, MEHC (parent) and EME may be obligated during periods they generate taxable income to make payments under the tax-allocation agreements.

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

Key Ratios of EME's Principal Subsidiaries Affecting Dividends

Set forth below are key ratios of EME's principal subsidiaries for the twelve months ended June 30, 2004:

               Subsidiary                    Financial Ratio                Covenant                Actual
    ---------------------------------- ---------------------------- -------------------------- -----------------
    Midwest Generation, LLC               Interest Coverage Ratio    Greater than or               2.76 to
    (Illinois plants)                                                equal to 1.25 to 1            1(1)

    Midwest Generation, LLC               Secured Leverage Ratio     Less than or                  5.31 to 1
    (Illinois plants)                                                equal to 8.75 to 1

    EME Homer City Generation L.P.        Senior Rent Service        Greater than 1.7 to 1         2.78 to 1
    (Homer City facilities)                  Coverage Ratio

    Edison Mission Energy Funding         Debt Service Coverage      Greater than or               2.53 to 1
    Corp.                                    Ratio                   equal to 1.25 to 1
    (Big 4 Projects)

    Mission Energy Holdings               Interest Coverage Ratio    Greater than or               3.38 to
    International                                                    equal to 1.3 to 1             1(2)
    ---------------------------------- ---------------------------- -------------------------- -----------------

    --------------

     (1) Interest coverage ratio was computed on a pro forma basis assuming the credit facility had been in existence for a twelve-month period.

     (2) For more information about this interest coverage ratio, see "--Dividend Restrictions in Major
         Financings--Mission Energy Holdings International Interest Coverage Ratio" below.

For a more detailed description of the covenants binding EME's principal subsidiaries that may restrict the ability of those entities to make distributions to EME directly or indirectly through the other holding companies owned by EME, refer to "Dividend Restrictions in Major Financings" in the year-ended 2003 MD&A.

Midwest Generation Financing Restrictions on Distributions

Midwest Generation is bound by the covenants in its new credit facility and indenture as well as certain covenants under the Powerton-Joliet lease documents with respect to Midwest Generation making payments under the leases.  These covenants include restrictions on the ability to, among other things, incur debt, create liens on its property, merge or consolidate, sell assets, make investments, engage in transactions with affiliates, make distributions, make capital expenditures, enter into agreements restricting its ability to make distributions, engage in other lines of business or engage in transactions for any speculative purpose.  In addition, the credit facility contains financial covenants binding on Midwest Generation.

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

In addition, Midwest Generation's distributions are limited in amount.  The aggregate amount of distributions made by Midwest Generation since April 27, 2004 may not exceed the sum of (1) 75% of excess cash flow (as defined in the credit facility) generated since that date, plus (2) up to 100% of the amount of equity contributions or subordinated loans made by EME or a subsidiary of EME to Midwest Generation after April 27, 2004, but in this latter case only to the extent excess cash flow not used for a dividend under (1) is available for such payments.
If Midwest Generation is rated investment grade, the aggregate amount of distributions made by Midwest
Generation may equal but not exceed 100% of excess cash flow generated since becoming investment grade plus 75%
of excess cash flow generated during the period between April 27, 2004 and the date immediately prior to becoming investment grade.

Covenants in Indenture

Midwest Generation's new indenture contains restrictions on its ability to make a distribution substantially similar to those in the credit facility.  However, the indenture does not provide the ability to distribute 100%
of excess cash flow upon the occurrence of certain events.  Under the indenture, however, failure to achieve the conditions required for distributions will not result in a default, nor does the indenture contain any other financial performance requirements.

Mission Energy Holdings International Interest Coverage Ratio

Under the credit agreement governing its term loan, Mission Energy Holdings International has agreed to maintain a minimum interest coverage ratio of 1.30 to 1 beginning March 2004 for the trailing twelve-month period.

The following table sets forth the major components of the interest coverage ratio for the twelve months ended
June 30, 2004 and the year-ended December 31, 2003 on a pro forma basis assuming the term loan had been in existence at the beginning of 2003:

                                                          June 30, 2004                      December 31, 2003
                                                -----------------------------------  -----------------------------------
    In millions                                                Pro Forma      Pro                 Pro Forma      Pro
                                                  Actual       Adjustment    Forma      Actual    Adjustment    Forma
   ---------------------------------------------------------------------------------------------------------------------

    Funds Flow from Operations
        Historical distributions from
            international projects(1)             $  201     $     --      $  201      $  158     $     --     $  158
        Other fees and cash payments
            considered distributions under the
            term loan                                 16           --          16          20           --         20
        Administrative and general expenses           (1)          --          (1)         (2)          --         (2)
   ---------------------------------------------------------------------------------------------------------------------
    Total Funds Flow from Operations              $  216     $     --      $  216      $  176     $     --     $  176
   ---------------------------------------------------------------------------------------------------------------------
    Term Loan Interest Expense                    $   33     $     31      $   64      $    4     $     60     $   64
   ---------------------------------------------------------------------------------------------------------------------
    Interest Coverage Ratio                                                  3.38                                2.75
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

MEHC's Interest Coverage Ratio

The following details of MEHC's interest coverage ratio are provided as an aid to understanding the computations set forth in the indenture governing MEHC's (parent) senior secured notes.  This information is not intended to measure the financial performance of MEHC and, accordingly, should not be used in lieu of the financial information set forth in Edison International's consolidated financial statements.  The terms Funds Flow from
Operations, Operating Cash Flow and Interest Expense are as defined in the indenture and are not the same as would be determined in accordance with generally accepted accounting principles.

MEHC's interest coverage ratio is comprised of interest income and expense related to its holding company activities and the consolidated financial information of EME.  The following table sets forth MEHC's interest coverage ratio for the twelve months ended June 30, 2004 and the year-ended December 31, 2003:
                                                                                 June 30,           December 31,
     In millions                                                                   2004               2003
     --------------------------------------------------------------------- --------------------- --------------------
     Funds Flow from Operations:
          Operating Cash Flow(1) from Consolidated Operating Projects(2):
               Illinois plants(3)                                                $     281          $     242
               Homer City                                                              138                153
               First Hydro                                                              16                 (8)
          Other consolidated operating projects                                        218                165
          Price risk management and energy trading                                     (12)                11
          Distributions from unconsolidated Big 4 projects                              99                 98
          Distributions from other unconsolidated operating
              projects                                                                 182                178
          Interest income                                                                5                  4
          Interest expense at Mission Energy Holdings International                    (36)                --
          Operating expenses                                                          (160)              (144)
     --------------------------------------------------------------------- --------------------- --------------------
               Total EME funds flow from operations                              $     731          $     699
          Operating cash flow from unrestricted subsidiaries                            (1)                (2)
          Funds flow from operations of projects sold                                  (22)                (1)
          MEHC (parent)                                                                  1                  1
     --------------------------------------------------------------------- --------------------- --------------------
               Total funds flow from operations                                  $     709          $     697

     Interest Expense:
          EME                                                                    $     277          $     286
          EME - affiliate debt                                                           1                  1
          MEHC (parent) interest expense                                               161                160
          Interest savings on projects sold                                             (5)                --
     --------------------------------------------------------------------- --------------------- --------------------
               Total interest expense                                            $     434          $     447
     --------------------------------------------------------------------- --------------------- --------------------
     Interest Coverage Ratio                                                          1.63               1.56
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

     (2) Consolidated operating projects are entities of which EME owns more than a 50% interest and, thus, include the operating results and cash flows in its consolidated financial statements.  Unconsolidated operating projects are entities of which EME owns 50% or less and which EME accounts for on the equity method, or EME is not the primary beneficiary under a new accounting interpretation for variable interest entities.

     (3) Distribution to EME of funds flow from operations of the Illinois plants is currently restricted.  See
         "--Dividend Restrictions in Major Financings--Midwest Generation Financing Restrictions on Distributions,"
         for a description of restrictions applicable to future periods.

The above interest coverage ratio was determined in accordance with the definitions set forth in the bond indenture governing MEHC's (parent) senior secured notes and the credit agreement governing the term loan.  The interest coverage ratio prohibits MEHC (parent), EME and its subsidiaries from incurring additional indebtedness, except as specified in the indenture and the financing documents, unless MEHC's interest coverage ratio exceeds 2.0 to 1 for the immediately preceding four fiscal quarters.

Summarized combined financial information (unaudited) of Mission Energy Holdings International, Inc. and it
subsidiaries and Edison Mission Project Co. is set forth below:

                                                              Three Months Ended           Six Months Ended
                                                                   June 30,                    June 30,
--------------------------------------------------------------------------------------------------------------
     In millions                                              2004           2003          2004         2003
--------------------------------------------------------------------------------------------------------------
     Revenue                                                $  353        $   362       $   775      $   674
     Expenses                                                  315            361           689          655
--------------------------------------------------------------------------------------------------------------
     Net income                                             $   38        $     1       $    86      $    19
--------------------------------------------------------------------------------------------------------------

                                                                   June 30,                  December 31,
     In millions                                                     2004                        2003
--------------------------------------------------------------------------------------------------------------
     Current assets                                              $     501                   $    628
     Noncurrent assets                                               6,319                      6,723
--------------------------------------------------------------------------------------------------------------
         Total assets                                            $   6,820                   $  7,351
--------------------------------------------------------------------------------------------------------------

     Current liabilities                                         $     425                   $    587
     Noncurrent liabilities                                          4,529                      4,994
     Minority interest                                                 733                        746
     Equity                                                          1,133                      1,024
--------------------------------------------------------------------------------------------------------------
     Total liabilities and equity                                $   6,820                   $  7,351
--------------------------------------------------------------------------------------------------------------

The majority of noncurrent liabilities are comprised of project financing arrangements that are nonrecourse to
EME.

MEHC:  MARKET RISK EXPOSURES

Introduction

MEHC's primary market risk exposures are associated with the sale of electricity from and the procurement of fuel for its uncontracted generating plants.  These market risks arise from fluctuations in electricity and fuel prices, emission allowances, transmission rights, interest rates and foreign currency exchange rates.  EME manages these risks in part by using derivative financial instruments in accordance with established policies and procedures.  See "MEHC:  Liquidity--EME's Credit Ratings" for a discussion of market developments and their impact on EME's credit and the credit of its counterparties.

This section discusses these market risk exposures under the following headings:

o    Commodity Price Risk
o    Credit Risk
o    Interest Rate Risk
o    Foreign Exchange Rate Risk

For a complete discussion of these issues, read this quarterly report in conjunction with the year-ended 2003
MD&A.

Commodity Price Risk

General Overview

EME's merchant power plants and energy trading activities expose EME to commodity price risks. Commodity price risks are actively monitored by a risk management committee to ensure compliance with EME's risk management policies.  Policies are in place which define risk tolerances for each EME regional business unit.  Procedures exist which allow for monitoring of all commitments and positions with regular reviews by the risk management committee.  In order to provide more predictable earnings and cash flow, EME may hedge a portion of its plant fuel requirements and/or the electric output of its merchant plants, the output of which is not committed to be sold under long-term contracts.  When appropriate, EME manages the spread between electric prices and fuel prices, and uses forward contracts, swaps, futures, or options contracts to achieve those objectives.  There is no assurance that contracts to hedge changes in market prices will be effective.

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
As discussed further below, beginning in 2003, EME has been selling a significant portion of the power generated from its Illinois plants into wholesale power markets, including PJM on May 1, 2004.

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

Illinois Plants

Energy generated at the Illinois plants has historically been sold under three power-purchase agreements between
EME's wholly owned subsidiary, Midwest Generation, and Exelon Generation Company, under which Exelon Generation is obligated to make capacity payments for the plants under contract and energy payments for the energy produced by these plants and taken by Exelon Generation.  The power-purchase agreements began on December 15, 1999 and expire in December 2004.  The capacity payments provide the units under contract with revenue for fixed charges, and the energy payments compensate those units for all, or a portion of, variable costs of production.

Approximately 49% and 64% of the energy and capacity sales from the Illinois plants in the first six months of
2004 and 2003, respectively, were to Exelon Generation under the power-purchase agreements.  As a result of
Exelon Generation's election to release units from contract for 2004, Midwest Generation's reliance on sales into the wholesale market increased in 2004 from 2003.  As discussed in detail below, 3,859 MW of Midwest Generation's generating capacity (2,383 MW related to its coal-fired generation units, 1,084 MW related to its Collins
Station, and 392 MW related to its peaking units) remains subject to power-purchase agreements with Exelon
Generation in 2004.  2004 is the final contract year under these power-purchase agreements.

The energy and capacity from units not subject to a power-purchase agreement with Exelon Generation are sold under terms, including price and quantity, negotiated by Edison Mission Marketing & Trading with customers through a combination of bilateral agreements, forward energy sales and spot market sales.  These arrangements generally have a term of two years or less.  Thus, EME is subject to market risks related to the price of energy and capacity from those units.  EME expects that capacity prices for merchant energy sales will, in the near term, be substantially less than those Midwest Generation currently receives under its existing agreements with
Exelon Generation.  EME further expects that the lower revenue resulting from this difference will be offset in part by energy prices, which EME believes will, in the near term, be higher for merchant energy sales than those
Midwest Generation currently receives under its existing agreements.  EME intends to manage this price risk, in part, by accessing both the wholesale customer and over-the-counter markets described below as well as using derivative financial instruments in accordance with established policies and procedures.

Prior to May 1, 2004, the primary markets available to Midwest Generation for wholesale sales of electricity from the Illinois plants were direct "wholesale customers" and broker-arranged "over-the-counter customers."  The most liquid over-the-counter markets in the Midwest region have historically been for sales into the control area of
Cinergy and, to a lesser extent, for sales into the control areas of Commonwealth Edison and American Electric
Power (AEP), referred to as "Into ComEd" and "Into AEP," respectively.  "Into ComEd" and "Into AEP" are bilateral markets for the sale or purchase of electrical energy for future delivery.  Due to geographic proximity, "Into
ComEd" was the primary market for Midwest Generation.

The following table depicts the historical average market prices for energy per megawatt-hour "Into ComEd" for the first four months of 2004.

                                                                 Into ComEd*
                                           ---------------------------------------------------------
           Historical Energy Prices            On-Peak(1)         Off-Peak(1)          24-Hr
           -----------------------------------------------------------------------------------------
           January                             $    43.30          $   15.18         $    27.88
           February                                 43.05              18.85              29.98
           March                                    40.38              21.15              30.66
           April                                    39.50              16.76              27.88
           -----------------------------------------------------------------------------------------
           Four-Month Average                  $    41.56          $   17.99         $    29.10
           -----------------------------------------------------------------------------------------

           --------------
            (1) On-peak refers to the hours of the day between 6:00 a.m. and 10:00 p.m. Monday through
                Friday, excluding North American Electric Reliability Council (NERC) holidays.  All other hours of the week are referred to as off-peak.

            *   Source: Energy prices were determined by obtaining broker quotes and other public price sources, for "Into ComEd" delivery points.

Following Commonwealth Edison's joining PJM on May 1, 2004, sales of electricity from the Illinois plants now include bilateral and spot sales into PJM, with spot sales being based on locational marginal pricing.  These sales, into the expanded PJM, the primary market currently available to Midwest Generation, replaced sales previously made as bilateral sales and spot sales "Into ComEd."  See "--MEHC:  Other Development--PJM Regulatory
Matters" for a more detailed discussion of recent developments regarding Commonwealth Edison's joining PJM and
"--Commodity Price Risk--Homer City Facilities" below for a discussion of locational marginal pricing.  Performance of transactions in these markets is subject to contracts that generally provide for liquidated damages supported by a variety of credit requirements, which may include independent credit assessment, parent company guarantees, letters of credit, and cash margining arrangements.

The average market prices at the Northern Illinois Hub delivery point during the months of May and June of 2004 were $34.05 per MWh and $28.58 per MWh, respectively.  Energy prices were calculated at the Northern Illinois Hub delivery point using hourly real-time prices as published by PJM.  There is no comparison for the same months in
2003.  Forward market prices in the Northern Illinois Hub fluctuate as a result of a number of factors, including natural gas prices, transmission congestion, changes in market rules, electricity demand which is affected by weather and economic growth, plant outages in the region, and the amount of existing and planned power plant capacity.  The actual spot prices for electricity delivered into these markets may vary materially from the forward market prices set forth in the table below.

The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the Northern Illinois Hub at June 30, 2004:

                                                              24-Hour Northern
                                                                 Illinois Hub
          2004                                              Forward Energy Prices*
          ------------------------------------------------------------------------------
              July                                              $    37.25
              August                                                 40.26
              September                                              30.16
              October                                                27.66
              November                                               27.94
              December                                               31.72
          2005 Calendar "strip"(1)                              $    33.09
          ------------------------------------------------------------------------------

         --------------
         (1)  Market price for energy purchases for the entire calendar year, as quoted for sales into the Northern Illinois Hub.

         *    Energy prices were determined by obtaining broker quotes and other public sources for the Northern Illinois Hub delivery point.

Midwest Generation intends to hedge a portion of its merchant portfolio risk through Edison Mission Marketing &
Trading.  To the extent it does not do so, the unhedged portion will be subject to the risks and benefits of spot market price movements.  The extent to which Midwest Generation will hedge its market price risk through forward over-the-counter sales depends on several factors.  First, Midwest Generation will evaluate over-the-counter market prices to determine whether sales at forward market prices are sufficiently attractive compared to assuming the risk associated with spot market sales. Second, Midwest Generation's ability to enter into hedging transactions will depend upon its and Edison Mission Marketing & Trading's credit capacity and upon the over-the-counter forward sales markets having sufficient liquidity to enable Midwest Generation to identify counterparties who are able and willing to enter into hedging transactions with it.  Midwest Generation is permitted to use its new working capital facility and cash on hand to provide credit support for forward contracts entered into by Edison Mission Marketing & Trading for capacity and energy generation by Midwest
Generation under an intercompany energy services agreement between Midwest Generation and Edison Mission
Marketing & Trading.  Utilization of this credit facility in support of such forward contracts is expected to provide additional liquidity support for implementation of Midwest Generation's contracting strategy for the
Illinois plants.  See "--Credit Risk," below.

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

Under PJM's proposed revisions to the PJM tariff, the integration of Commonwealth Edison into PJM, which was implemented on May 1, 2004, could result in market power mitigation measures being imposed on future power sales by Midwest Generation in the Northern Illinois Control Area (NICA) energy and capacity markets.  In addition, power produced by Midwest Generation not under contract with Exelon Generation has been sold in the past using transmission obtained from Commonwealth Edison under its open-access tariff filed with the FERC, and the application of the PJM tariff to Commonwealth Edison's transmission system could also affect the rates, terms and conditions of transmission service received by Midwest Generation.  EME and Midwest Generation continue to oppose the imposition of market power mitigation measures proposed by PJM for the NICA energy and capacity markets.  EME is unable to predict the outcome of these efforts, the effect of integration of Commonwealth Edison into PJM on an "islanded" basis, the timing or effect of integration of AEP into PJM, or any final integration configuration for PJM on the markets into which Midwest Generation sells its power.  See "--MEHC:  Other
Development--PJM Regulatory Matters."

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

EME is continuing to monitor the activities at the FERC related to the expansion of PJM in Illinois and to advocate regulatory positions that promote efficient and fair markets in which the Illinois plants compete.

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

The following table depicts the average market prices per megawatt-hour in PJM during the first six months of
2004 and 2003:
                                                                     24-Hour PJM
                                                              Historical Energy Prices*
                                                             -----------------------------
                                                                  2004          2003
     ------------------------------------------------------------------------------------------
     January                                                   $  51.12      $  36.56
     February                                                     47.19         46.13
     March                                                        39.54         46.85
     April                                                        43.01         35.35
     May                                                          44.68         32.29
     June                                                         36.72         27.26
     ------------------------------------------------------------------------------------------
     Six-Month Average                                         $  43.71      $  37.41
     ------------------------------------------------------------------------------------------

              --------------
              *   Energy prices were calculated at the Homer City busbar (delivery point) using historical hourly real-time prices provided on the PJM-ISO web-site.

As shown on the above table, the average historical market prices at the Homer City busbar (delivery point)
during the first six months of 2004 were higher than the average historical market prices during the first six months of 2003.  Forward market prices in PJM fluctuate as a result of a number of factors, including natural gas prices, transmission congestion, changes in market rules, electricity demand which is affected by weather and economic growth, plant outages in the region, and the amount of existing and planned power plant capacity.  The actual spot prices for electricity delivered into these markets may vary materially from the forward market prices set forth in the table below.

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

Under the PJM market design, locational marginal pricing (sometimes referred to as LMP), which establishes hourly prices at specific locations throughout PJM by considering factors including generator bids, load requirements, transmission congestion and losses, has the effect of raising prices at those delivery points affected by transmission congestion.  During the past 12 months, an increase in transmission congestion at delivery points east of the Homer City facilities has resulted in prices at the PJM West Hub (which includes delivery points east of the Homer City facilities) being higher than those at the Homer City busbar on an average of two percent.

By entering into forward contracts using the PJM West Hub as the delivery point, EME is exposed to "basis risk,"
which occurs when forward contracts are executed on a different basis (in this case PJM West Hub) than the actual point of delivery (Homer City busbar).  In order to mitigate basis risk resulting from forward contracts using
PJM West Hub as the delivery point, EME has participated in purchasing financial transmission rights in PJM, and may continue to do so in the future.  A financial transmission right is a financial instrument that entitles the holder thereof to receive actual spot prices at one point of delivery and pay prices at another point of delivery that are pegged to prices at the first point of delivery, plus or minus a fixed amount.  Accordingly, EME's price risk management activities include using financial transmission rights alone or in combination with forward contracts to manage the risks associated with changes in prices within the PJM market.

The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the PJM West Hub at June 30, 2004:

                                                                    24-Hour PJM West
         2004                                                    Forward Energy Prices*
         -------------------------------------------------------------------------------
             July                                                   $   50.29
             August                                                     52.62
             September                                                  42.04
             October                                                    41.26
             November                                                   40.97
             December                                                   42.28
         2005 Calendar "strip"(1)                                   $   44.40
         -------------------------------------------------------------------------------

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

The electricity trading arrangements introduced in March 2001 provide, among other things, for the establishment of a range of voluntary short-term power exchanges and brokered markets operating from a year or more in advance to one hour prior to the delivery or receipt of power.  In the final hour after the notification of all contracts, the system operator can accept bids and offers in the Balancing Mechanism to balance generation and demand and resolve any transmission constraints.  There is a mandatory settlement process for recovering imbalances between contracted and metered volumes with strong incentives for being in balance, and a Balancing and Settlement Code Panel to oversee governance of the Balancing Mechanism.  The system operator can also purchase system reserve and response services to maintain the quality of the electrical supply directly from generators (generally referred to as "ancillary services").  Ancillary services contracts typically run for up to a year and can consist of both fixed amounts and variable amounts represented by prices for services that are only paid for when actually called upon by the grid operator.  A key feature of the trading arrangements is the requirement for firm physical delivery, which means that a generator must deliver, and a consumer must take delivery of, its net contracted positions or pay for any energy imbalance at the imbalance prices calculated by the system operator based on the prices of bids and offers accepted in the Balancing Mechanism.  This provides an incentive for parties to contract in advance and for the development of forwards and futures markets.  Under these arrangements, there has been an increased emphasis on credit quality, including the need for parent company guarantees or letters of credit for companies below investment grade.

The wholesale price of electricity has decreased significantly in recent years.  The reduction has been driven principally by surplus generating capacity and increased competition.  During 2003, prices were more volatile.
There was further downward pressure on wholesale prices in the first part of the year followed by some recovery during the summer in prices and in the peak/off peak differentials for the 2003-2004 winter period.  That recovery tailed off towards the end of the year with a considerable narrowing in the peak/off peak differentials which has continued during the first half of 2004. Compliance with First Hydro's bond financing documents is subject to market conditions for electric energy and ancillary services, which are beyond First Hydro's control.

New Zealand

Contact Energy generates about 30% of New Zealand's electricity and is one of the largest retailer of natural gas and electricity in New Zealand.  A substantial portion of Contact Energy's generation output is matched with the demand of its retail electricity customers or sold through forward contracts with other wholesale electricity counterparties.  The forward contracts and/or option contracts have varying terms that expire on various dates through March 31, 2007, although the majority of the forward contracts are short term (less than two years).

The New Zealand government has recently established a new governance body to be known as the Electricity
Commission along with a set of rules to govern the market.  The Electricity Governance Regulations and Rules were finalized in 2003.  The Regulations came into force on January 16, 2004, and the Rules came into force during
February and March of 2004.  Among other things, the Electricity Commission has been given:

o    responsibility for managing dry year reserve, which it is undertaking through the procurement of reserve capacity; and

o    additional reserve powers ranging from information disclosure to imposing hedge obligations on major users and generators.

The New Zealand government announced in July 2003 that it would purchase a new 155 MW power plant before winter
2004 to increase electricity security.  The plant is situated at Whirinaki, Hawkes Bay.  The Electricity
Commission will include this plant in its portfolio of reserve energy.  The Whirinaki plant is located on a site leased to the government from Contact Energy and is operated under contract by Contact Energy.  The plant was officially opened on June 1, 2004 and is now operational.

Contact Energy has begun retailing electricity in Victoria, Australia under the Red Energy brand. Contact has entered into arrangements with an Australian-based generation company to mitigate exposure to wholesale power prices.

Credit Risk

In conducting EME's price risk management and trading activities, EME contracts with a number of utilities, energy companies and financial institutions, collectively referred to as counterparties. In the event a counterparty were to default on its trade obligation, EME would be exposed to the risk of possible loss associated with reselling the contracted product at a lower price if the nonperforming counterparty were unable to pay the resulting liquidated damages owed to EME.  Further, EME would be exposed to the risk of nonpayment of accounts receivable accrued for products delivered prior to the time such counterparty defaulted.

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

EME measures credit risk exposure from counterparties of its merchant energy activities by the sum of:
(1) 60 days of accounts receivable, (2) current fair value of open positions, and (3) a credit value at risk.
EME's subsidiaries enter into master agreements and other arrangements in conducting price risk management and trading activities which typically provide for a right of setoff in the event of bankruptcy or default by the counterparty.  Accordingly, EME's credit risk exposure from counterparties is based on net exposure under these agreements. At June 30, 2004, the credit ratings of EME's counterparties were as follows:

 In millions                                                                   June 30, 2004
------------------------------------------------------------------------------------------------
 S&P Credit Rating
   A or higher                                                                  $     27
   A-                                                                                  6
   BBB+                                                                               55
   BBB                                                                                13
   BBB-                                                                               --
   Below investment grade                                                              6
------------------------------------------------------------------------------------------------
   Total                                                                        $    107
------------------------------------------------------------------------------------------------

Exelon Generation accounted for 16% and 21% of nonutility power generation revenue for the first half of 2004 and 2003, respectively.  The percentage is less in the first half of 2004 because a smaller number of plants are subject to contracts with Exelon Generation.  See "--Commodity Price Risk-- Illinois Plants."  Any failure of
Exelon Generation to make payments under the power-purchase agreements could adversely affect EME's results of operations and financial condition.

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

Interest Rate Risk

MEHC (parent) mitigated the risk of interest rate fluctuations associated with the $385 million term loan
($100 million due July 2, 2004 and $285 million due 2006) by arranging for variable rate financing with interest rate swaps.  MEHC (parent)entered into swaps that covered interest accrued from January 2, 2003 to July 2, 2004 and April 2, 2003 to July 2, 2004.  MEHC (parent) has not entered into any new interest rate swaps associated with the $285 million portion of the term loan for periods beyond July 2, 2004.

Interest rate changes affect the cost of capital needed to operate EME's projects.  EME has mitigated the risk of interest rate fluctuations by arranging for fixed rate financing or variable rate financing with interest rate swaps, interest rate options or other hedging mechanisms for a number of its project financings.  Interest expense included $17 million and $23 million of additional interest expense for the six months ended June 30,
2004 and 2003, respectively, as a result of interest rate hedging mechanisms.  EME has entered into several interest rate swap agreements under which the maturity date of the swaps occurs prior to the final maturity of the underlying debt.

EME had short-term obligations of $31 million at June 30, 2004, consisting of promissory notes related to Contact
Energy.  The fair values of these obligations approximated their carrying values at June 30, 2004, and would not have been materially affected by changes in market interest rates.  The fair market values of long-term fixed interest rate obligations are subject to interest rate risk.  The fair market value and carrying value of MEHC's total long-term obligations (including current portion) was $8.1 billion at

June 30, 2004.  The fair market value and carrying value of MEHC's parent only total long-term obligations was
$1.2 billion at June 30, 2004.

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

The First Hydro plant in the United Kingdom and the plants in Australia have been financed in their local currencies, pounds sterling and Australian dollars, respectively, thus hedging the majority of their acquisition costs against foreign exchange fluctuations. As discussed in "Current Developments--MEHC:  Current Developments,"
EME entered into sales agreements for its international operations.  The sales price for Contact Energy is denominated in New Zealand dollars.  EME has entered into a foreign currency hedge to protect against a depreciation in the value of the New Zealand dollar versus the United States dollar for this sales agreement.
The remaining sales agreement is denominated in United States dollars.

During the first six months of 2004, foreign currencies in Australia and New Zealand decreased in value compared to the United States dollar by 8% and 4%, respectively (determined by the change in the exchange rates from
December 31, 2003 to June 30, 2004).  The decrease in value of these currencies was the primary reason for the foreign currency translation loss of $7 million during the first six months of 2004.  Included in the foreign currency translation loss was a foreign currency translation gain of approximately $8 million related to the translation of an intercompany loan with a foreign affiliate denominated in Euro.  During the first six months of
2004, the Euro increased in value by 4% (determined by the change in the exchange rate from December 31, 2003 to
June 30, 2004).

Contact Energy enters into foreign currency forward exchange contracts to hedge identifiable foreign currency commitments associated with transactions in the ordinary course of business.  The contracts are primarily in
Australian, New Zealand and United States dollars with varying maturities through February 2006.  At June 30,
2004, the outstanding notional amount of the contracts totaled $36 million and the fair value of the contracts totaled $(1) million.

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

MEHC:  OTHER DEVELOPMENT

PJM Regulatory Matters

Commonwealth Edison's application to join PJM was approved by the FERC on April 27, 2004, with an effective date of May 1, 2004.

On March 19, 2004, in a separate but related matter, the FERC issued an order having the effect of postponing to
December 1, 2004 the effective date for elimination of regional through and out rates in the region encompassed by PJM (as expanded by the addition of Commonwealth Edison and as to be further expanded by the addition of AEP)
and the Midwest Independent System Operator (MISO).  The effect of this order is that the so-called rate pancaking was not eliminated prior to Commonwealth Edison's integration into PJM, nor will it be eliminated prior to AEP's scheduled date for integration into PJM.  Rate pancaking occurs when energy must move through multiple, separately priced transmission systems to travel from its point of production to its point of delivery, and each transmission owner along the line charges separately for the use of its system.  The FERC included in its order a strong statement that the existing through and out rates must be eliminated no later than December 1, 2004.  The transmission owners and other stakeholder interests in the region have met on several occasions, attempting to create an acceptable long-term rate structure for the combined PJM/MISO footprint.  Those discussions are taking place pursuant to settlement procedures and a schedule administered by a FERC administrative law judge and are expected to continue through September 2004.  It is not possible at this time to predict the outcome of such discussions.  Until through and out rates are eliminated, EME will continue to have to pay transmission charges for power sold for delivery outside of Commonwealth Edison's former control area, now known under PJM as NICA.

On March 24, 2004, the FERC, in another order, rejected a proposal by PJM for certain market mitigation procedures to be applied to the new NICA.  On April 23, 2004, PJM filed a request for rehearing of one aspect of the March 24 order and an "Explanation" relating to another aspect of such order, and supplemented its filing on
April 26, 2004.  EME and Midwest Generation filed a motion for a procedural schedule allowing 30 days for EME and
Midwest Generation to prepare and submit analyses responding to PJM's filings, which was granted by the FERC.
Following such submissions, PJM filed additional material purporting to support its requested mitigation mechanisms, and EME and Midwest Generation responded to each of those submissions.  The issues remain pending for decision by the FERC.  It is not possible at this time to predict the outcome of this matter or the impact of the market monitor's proposed mitigation measures should they or some form of them be adopted.

On July 27, 2004, AEP reached a settlement with staff of the Virginia State Corporation Commission (VSCC) that would allow AEP to transfer control of its transmission lines in the state to PJM.  The settlement eliminates the need for the FERC to act to ensure that AEP is able to enter PJM on October 1, 2004, the target date set by both
AEP and PJM.  The settlement, if approved by the VSCC, will end the battle between FERC and Virginia over state and federal rights governing regional transmission organization (RTO) membership and will help facilitate AEP's entry into PJM by October 1, 2004.  The parties to the settlement requested VSCC to act on it within 15 days.

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

                                                  EDISON CAPITAL

EDISON CAPITAL:  LIQUIDITY

Since 2001, as a result of the California energy crisis, Edison Capital reduced debt and accumulated cash, which resulted in a significant de-leveraging of Edison Capital.  In light of Edison Capital's improved liquidity,
Edison Capital made a $225 million dividend payment to Edison International in 2003 while maintaining a cash and cash equivalent balance of $328 million at June 30, 2004.  The improvement in liquidity is primarily from Edison
International's utilization of tax benefits that had been delayed in previous years because of the California energy crisis.  Edison Capital expects to meet its operating cash needs through cash on hand, tax-allocation payments from the parent company and expected cash flow from operating activities.  To the extent that certain funding conditions are satisfied, Edison Capital has unfunded current and long-term commitments of $100 million for energy and infrastructure investments as of June 30, 2004.  During the second quarter, Edison Capital repurchased the limited partnership interests of three previously syndicated affordable housing projects for approximately $20 million of funded and unfunded commitments and is anticipating repurchasing the limited partnership interests of up to four additional properties for up to $8 million.  Edison Capital is evaluating its capital structure, the potential for additional borrowings and potentially making dividend payments to Edison
International.

At June 30, 2004, Edison Capital's long-term debt had credit ratings of Ba1 and BB+ from Moody's and Standard &
Poor's, respectively.

Edison Capital's Intercompany Tax-Allocation Agreement

Edison Capital is included in the consolidated federal and combined state income tax returns of Edison
International and is eligible to participate in tax-allocation payments with Edison International and other subsidiaries of Edison International.  See "MEHC:  Liquidity--EME's Liquidity as a Holding Company--Intercompany
Tax-Allocation Agreement" for additional information regarding these arrangements.  Edison Capital paid $4 million in tax-allocation payments to Edison International during the first six months of 2004.  The amount paid is net of payments received from Edison International.  (See "Other Developments--Federal Income Taxes" for
further discussion of tax-related issues regarding Edison Capital's leveraged leases).

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

                                           EDISON INTERNATIONAL (PARENT)

EDISON INTERNATIONAL (PARENT):  LIQUIDITY ISSUES

The parent company's liquidity and its ability to pay interest, dividends to common shareholders, debt principal and operating expenses are affected by dividends from subsidiaries, tax-allocation payments under its tax-allocation agreements with its subsidiaries, and access to capital markets or external financings.  Edison
International is focused on reducing its parent company debt in 2004, which may further impact Edison
International's liquidity.

Edison International (parent)'s 2004 estimated cash outflows primarily consist of:

o    $618 million of 6-7/8% notes due September 15, 2004.  During January through April 2004, Edison
     International repurchased approximately $47 million of these notes, leaving a remaining balance of $571 million of notes due in September 2004;

o    Dividends to common shareholders.  The Board of Directors of Edison International declared a
     20(cent)-per-share common stock dividend in both the first and second quarters of 2004.  The $65 million in dividend payments were made on April 30, 2004 and August 2, 2004, respectively.

o    Interest payments on its long-term notes payable related to the quarterly income debt securities of approximately $67 million (approximately $17 million a quarter); and

o    General operating expenses.

Edison International (parent) expects to meet its continuing obligations through cash and cash equivalents on hand and dividends from its subsidiaries.  At June 30, 2004, Edison International (parent) had approximately $1.3 billion of cash and cash equivalents on hand.  The ability of subsidiaries to make dividend payments to Edison
International is dependent on various factors as described below.

The CPUC regulates SCE's capital structure by requiring that SCE maintain prescribed percentages of common equity, preferred stock and long-term debt in the utility's capital structure.  SCE may not make any distributions to Edison International that would reduce the common equity component of SCE's capital structure below the prescribed level.  The CPUC also requires that SCE establish its dividend policy as though it were a comparable stand-alone utility company and give first priority to the capital requirements of the utility as necessary to meet its obligation to serve its customers.  Other factors at SCE that affect the amount and timing of dividend payments by SCE to Edison International include, among other things, SCE's cash requirements, SCE's access to capital markets, and actions by the CPUC.  SCE paid cash dividends of $300 million and $145 million to
Edison International on March 30, 2004 and May 21, 2004, respectively.

MEHC may not pay dividends unless it has an interest coverage ratio of at least 2.0 to 1.  At June 30, 2004, its interest coverage ratio was 1.63 to 1.  See "MEHC:  Liquidity--MEHC's Interest Coverage Ratio."  MEHC has not
declared or paid a dividend in 2004 to Edison International.  MEHC's ability to pay dividends is dependent on
EME's ability to pay dividends to MEHC (parent).  EME and its subsidiaries have certain dividend restrictions as discussed in the "MEHC:  Liquidity" section.  In July 2004, EME paid a dividend to MEHC (parent) of $69 million.

Edison International's investment in MEHC, through a wholly owned subsidiary, as of June 30, 2004, was $272 million.  MEHC's (parent) investment in EME, as of June 30, 2004, was approximately $1.4 billion.  MEHC's and
EME's independent accountants' audit opinions for the year-ended December 31, 2003, contain an explanatory paragraph that indicates the December 31, 2003 consolidated

financial statements have been prepared on the basis that EME will continue as a going concern and that the uncertainty about Edison Mission Midwest Holdings' ability to repay or refinance Edison Mission Midwest Holdings'
$693 million of debt due in December 2004 raises substantial doubt about EME's ability to continue as a going concern. In April 2004, all of the outstanding debt of Edison Mission Midwest holdings was repaid in full through new financings obtained by Midwest Generation.  In April 2004, all of the outstanding debt of Edison Mission
Midwest Holdings was repaid in full through new financings obtained by Midwest Generation.  See "MEHC:
Liquidity--Key Financing Developments--Midwest Generation Financing Developments" and "Current Development--MEHC:
Current Developments--Disposition of EME's International Operations" for further details.

Edison Capital's ability to make dividend payments is currently restricted by debt covenants, which require
Edison Capital, through a wholly owned subsidiary, to maintain a specified minimum net worth of $300 million.
Edison Capital did not declare or pay a dividend to Edison International in 2004.

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

                                        EDISON INTERNATIONAL (CONSOLIDATED)

The following sections of the MD&A are on a consolidated basis.  The section begins with a discussion of Edison
International's consolidated results of operations and historical cash flow analysis.  This is followed by discussions of acquisition and dispositions, critical accounting policies, new accounting principles, commitments and guarantees and other developments.

RESULTS OF OPERATIONS AND HISTORICAL CASH FLOW ANALYSIS

The following subsections of "Results of Operations and Historical Cash Flow Analysis" provide a discussion on the changes in various line items presented on the Consolidated Statements of Income, as well as a discussion of the changes on the Consolidated Statements of Cash Flows.

Results of Operations

Edison International recorded a consolidated loss of $374 million or $1.15 per share for the three-month period ended June 30, 2004, compared to consolidated earnings of $24 million or 7(cent)per share for the three-month period ended June 30, 2003.  The decrease was primarily due to a 2004 lease termination, partially offset by a 2003 asset impairment and the net effect of regulatory adjustments that occurred in 2003 and 2004.  Excluding these items, earnings decreased 5(cent)per share primarily due to the expiration of the San Onofre Nuclear Generating
Station incentive mechanism at SCE, partially offset by improved operating results at several of MEHC's projects.

Edison International recorded a consolidated loss of $276 million or 85(cent)per share for the six-month period ended
June 30, 2004, compared to consolidated earnings of $80 million or 25(cent)per share for the six-month period ended
June 30, 2003.  The 2004 results include a charge at MEHC related to the termination of the Collins Station lease and earnings at SCE from regulatory adjustments related to the implementation of SCE's 2003 GRC decision.  The
2003 results include a charge at MEHC related to the impairment of eight small peaking plants in Illinois and earnings at SCE from various positive regulatory adjustments.  Excluding these items, earnings increased 5(cent)per share, primarily from favorable operating results at several of MEHC's operating plants, offset by lower earnings at SCE primarily from the expiration of the San Onofre Nuclear Generating Station incentive mechanism.

The table below presents Edison International's earnings (loss) and earnings (loss) per share for the three- and six-month periods ended June 30, 2004 and 2003, and the relative contributions by its subsidiaries.

In millions, except per share amounts                         Earnings (Loss)            Earnings (Loss) per Share
-------------------------------------------------------------------------------------------------------------------

Three-Month Period Ended June 30,                         2004           2003              2004           2003
-------------------------------------------------------------------------------------------------------------------
Earnings (Loss) from Continuing Operations:
     SCE                                               $   242         $  223           $   0.74        $  0.68
     MEHC                                                 (610)          (189)             (1.88)         (0.58)
     Edison Capital                                         11             12               0.04           0.04
     Edison International (parent) and other               (17)           (22)             (0.05)         (0.07)
-------------------------------------------------------------------------------------------------------------------

Edison International Consolidated Earnings (Loss)
   from Continuing Operations                             (374)            24              (1.15)          0.07
-------------------------------------------------------------------------------------------------------------------
Earnings from Discontinued Operations - SCE                 --              2                --            0.01
Loss from Discontinued Operations - MEHC                    --             (2)               --           (0.01)
-------------------------------------------------------------------------------------------------------------------
Edison International Consolidated                      $  (374)        $   24           $  (1.15)       $  0.07
-------------------------------------------------------------------------------------------------------------------

In millions, except per share amounts                         Earnings (Loss)            Earnings (Loss) per Share
-------------------------------------------------------------------------------------------------------------------

Six-Month Period Ended June 30,                           2004           2003              2004           2003
-------------------------------------------------------------------------------------------------------------------
Earnings (Loss) from Continuing Operations:
     SCE                                               $   341         $  321           $   1.05        $  0.98
     MEHC                                                 (603)          (222)             (1.85)         (0.67)
     Edison Capital                                         22             27               0.07           0.08
     Edison International (parent) and other               (35)           (41)             (0.12)         (0.12)
-------------------------------------------------------------------------------------------------------------------
Edison International Consolidated Earnings (Loss)
   from Continuing Operations                             (275)            85              (0.85)          0.27
-------------------------------------------------------------------------------------------------------------------
Earnings from Discontinued Operations                       --              4                --            0.01
-------------------------------------------------------------------------------------------------------------------
Cumulative Effect of Accounting Change                      (1)            (9)               --           (0.03)
-------------------------------------------------------------------------------------------------------------------
Edison International Consolidated                      $  (276)        $   80           $  (0.85)       $  0.25
-------------------------------------------------------------------------------------------------------------------

Earnings (Loss) from Continuing Operations

SCE earnings from continuing operations were $242 million and $341 million in the three- and six-month periods ended June 30, 2004, respectively, compared to $223 million and $321 million in the same periods in 2003.  The expiration of the ICIP mechanism at San Onofre Nuclear Generating Station resulted in a decrease in earnings of
$47 million.  This decrease was more than offset by a quarter-over-quarter benefit in regulatory adjustments of
$55 million and improved operating results.  The earnings impacts of these positive regulatory items in the second quarter of 2004 ($107 million) from the implementation of the 2003 GRC decision were partially offset by positive regulatory items that occurred in the second quarter of 2003 ($52 million) which included the tax impacts of a FERC rate case and prior-period Palo Verde incentive awards.  The reasons for the six-month period increase are the same as the three-month period reasons discussed above.

MEHC had a loss from continuing operations of $610 million and $603 million in the three- and six-month periods ended June 30, 2004, respectively, compared to a loss of $189 million and $222 million in the same periods in
2003.  The three-month period increased loss was primarily due to the charge related to the termination of the lease of the 2,698-MW gas-fired Collins Station held by Midwest Generation, the absence of earnings from the Four
Star Oil & Gas project as compared to 2003 due to the sale of EME's interest in that project in the first quarter of 2004, and higher interest expense from $800 million in new debt at Mission Energy Holdings International.  The decreases were partially offset by the 2003 charge related to the impairment of Midwest Generation's small peaking plants and improved operating results at ISAB, Contact Energy, First Hydro and Homer City.  The six-month period increased loss  was also due to outages in 2004 at the Homer City project, partially offset by higher revenue at MEHC's Illinois plants due to higher energy prices and increased generation, and the gain on the sale of EME's interest in the Four Star Oil & Gas project.  On an annual basis, MEHC's earnings are seasonal with higher earnings expected during the summer months.

Earnings in the second quarter of 2004 for Edison Capital were substantially unchanged from the results in the same period last year.  Earnings for the six-month period ended June 30, 2004 decreased primarily due to a maturing lease portfolio which produces lower income.

The loss for Edison International (parent) and other during both the three- and six-month periods was primarily due to lower net interest expense.

Operating Revenue

SCE's retail sales represented approximately 83% and 85% of electric utility revenue for the three- and six-month periods ended June 30, 2004, respectively, and approximately 91% and 92% for the three- and six-month periods ended June 30, 2003, respectively.  Due to warmer weather during the summer months, electric utility revenue during the third quarter of each year is significantly higher than other quarters.

Electric utility revenue decreased for both the three- and six-month periods ended June 30, 2004, compared to the same periods in 2003.  The decreases were mainly due to the implementation of a CPUC-approved customer rate reduction plan effective August 1, 2003, a decrease in sales volume resulting from the CDWR providing a greater amount of energy to SCE's customers in 2004, as compared to 2003 (see discussion below) and the recognition of revenue in 2003 from a CPUC-authorized surcharge collected in 2002 and used to recover costs incurred in 2003.
There was no surcharge revenue recognized in 2004.  The three- and six-month period decreases were partially offset by the recognition of three months of revenue resulting from the consolidation of SCE's variable interest entities on March 31, 2004 (see "Critical Accounting Policies" and "New Accounting Principles") and higher resale sales revenue due to a greater amount of excess energy in 2004, as compared to 2003.  As a result of the CDWR contracts allocated to SCE, excess energy from SCE sources may exist at certain times, which then is resold in the energy markets.  The six-month period decrease was partially offset by an allocation adjustment for the CDWR energy purchases recorded in 2003.

Amounts SCE bills and collects from its customers for electric power purchased and sold by the CDWR to SCE's customers (beginning January 17, 2001), CDWR bond-related costs (beginning November 15, 2002) and direct access exit fees (beginning January 1, 2003) are remitted to the CDWR and are not recognized as revenue by SCE.  These amounts were $546 million and $1.2 billion for the three- and six month periods ended June 30, 2004, compared to
$421 million and $845 million for the same periods in 2003.

Nonutility power generation revenue decreased in the three-month period ended June 30, 2004, and increased in the six-month period ended June 30, 2004.  The three-month period decrease was mainly due to lower net gains from price risk management and energy trading activities in 2004, as compared to 2003, and the deconsolidation of two of EME's variable interest entities (see "Critical Accounting Policies" and "New Accounting Principles").  The
decrease was partially offset by increased electric revenue from EME's Contact Energy mostly due to increased retail revenue and an increase in the value of the New Zealand dollar compared to the United States dollar.  In addition, nonutility power generation revenue increased due to higher electric revenue from EME's Homer City due to increased generation attributable to higher planned outages in 2003 and higher energy prices.  The six-month period increase was primarily due to strengthening of foreign currencies in New Zealand, Australia and United
Kingdom, increased electric revenue from EME's Contact Energy as described above and EME's Loy Yang B due to higher generation.  In addition, electric revenue increased due to higher revenue from EME's Illinois plants due to higher generation and energy prices and higher revenue from the First Hydro plant.  Partially offsetting these increases were no second quarter 2004 revenue from the deconsolidated variable interest entities on March 31,
2004.

Nonutility power generation revenue during the third quarter is materially higher than revenue related to other quarters of the year because warmer weather during the summer months results in higher revenue from EME's Homer
City facilities and Illinois plants.  By contrast, EME's First Hydro plants have higher revenue during their winter months.

Financial services and other revenue increased in both the three- and six-month periods ended June 30, 2004, as compared to the same periods in 2003, mainly due to the recognition of revenue resulting from the consolidation of Edison Capital's variable interest entities (see "Critical Accounting Policies" and "New Accounting
Principles").

Operating Expenses

Fuel expense increased in both the three- and six-month periods ended June 30, 2004, as compared to the same periods in 2003, primarily due to the consolidation of SCE's variable interest entities, increased coal expense at SCE's Mohave coal facility due increased generation in 2004, as compared to 2003, resulting from a planned outage and maintenance repairs in the second quarter of 2003, and increased fuel costs from EME's Homer City facilities primarily due to higher sulfur-dioxide emission prices.  The increases were partially offset by a decrease in fuel costs at EME due to the deconsolidation of EME's variable interest entities and decreased fuel costs from EME's Contact Energy primarily due to lower wholesale electricity and gas sales.  The six-month increase was also due to purchased-power costs from EME's First Hydro plant, partially offset by lower coal expense at SCE resulting from a first quarter 2004 scheduled major overhaul at SCE's Four Corners coal facility.

Purchased-power expense decreased in both the three- and six-month periods ended June 30, 2004, as compared to the same periods in 2003.  The decreases were mainly due to the consolidation of SCE's variable interest entities and the receipt of a settlement agreement payment between SCE and El Paso Natural Gas Company (see "SCE:
Regulatory Matters--Transmission and Distribution--Wholesale Electricity and Natural Gas Markets").  The decreases were partially offset by an increase in ISO-related costs, higher expenses resulting from an increase in the number of gas bilateral contracts in 2004, as compared to 2003, and higher costs associated with gas hedging activities resulting from higher realized and unrealized gains in 2003, as compared to 2004 mainly due to the expiration of significant gas hedging instruments in 2003.  The quarterly decrease was also partially offset by higher expenses related to power purchased by SCE from qualifying facilities (QFs), as discussed below.

Federal law and CPUC orders required SCE to enter into contracts to purchase power from QFs at CPUC-mandated prices.  Energy payments to gas-fired QFs are generally tied to spot natural gas prices.  Effective May 2002, energy payments for most renewable QFs were converted to a fixed price of 5.37(cent)-per-kWh.  During the second quarter of 2004, spot natural gas prices were higher compared to the same period in 2003.

Provisions for regulatory adjustment clauses - net decreased in both the three- and six-month periods ended
June 30, 2004, mainly due to the collection of the PROACT balance and the implementation of the CPUC-authorized rate-reduction plan in the summer of 2003.  This resulted in decreases of approximately $240 million for both the three- and six-month periods.  The decreases also reflect a net effect of approximately $180 million of regulatory adjustments related to the implementation of SCE's 2003 GRC decision (see "SCE:  Regulatory
Matters--Transmission and Distribution--2003 General Rate Case Proceeding") and the deferral of costs for future recovery in the amount of approximately $50 million and $70 million associated with the bark beetle infestation for the three- and six-month periods ended June 30, 2004, respectively (see "SCE:  Regulatory Matters--Other
Regulatory Matters--Catastrophic Event Memorandum Account").  SCE's 2003 GRC regulatory adjustments primarily relate to recognition of revenue from the rate recovery of pension contributions during the time period that the pension plan was fully funded, the resolution over the allocation of costs between transmission and distribution for 1998 through 2000, partially offset by the deferral of revenue previously collected during the ICIP mechanism for dry cask storage.  The three- and six-month period decreases were partially offset by the El Paso settlement payment received, of which $66 million was refunded to customers through the ERRA account.  The six-month period decrease was also due to the recovery of approximately $115 million of gas hedging costs through regulatory mechanisms in 2003, as well as an allocation adjustment of approximately $110 million for CDWR energy purchases recorded in 2003.

Other operation and maintenance expense increased in both the three- and six-month periods ended June 30, 2004, compared to the same periods in 2003, mainly due to increases at SCE.  SCE's other operating and maintenance expense increase in both the three- and six-month periods ended June 30, 2004, as compared to the same periods in
2003 was mainly due to costs incurred in 2004 related to the removal of trees and vegetation associated with the bark beetle infestation (see "SCE:  Regulatory Matters--Other Regulatory
Matters--Catastrophic Event Memorandum Account"), higher operation and maintenance costs related to the San Onofre
Unit 2 refueling outage in 2004, and operating and maintenance expense related to the consolidation of SCE's variable interest entities.  These increases were partially offset by a decrease in general expenses, primarily due to lower worker's compensation claims in 2004.  The six-month increase was also due to higher operation and maintenance costs related to a scheduled major overhaul at SCE's Four Corners coal facility and additional costs for 2003 incentive compensation due to upward revisions in the computation in 2004.

Asset impairment and loss on lease termination in 2004 primarily consisted of a $951 million loss related to the termination of EME's Collins Station lease (see "MEHC:  Liquidity--Termination of the Collins Station Lease" for
further discussion).  Asset impairment and loss on lease termination in 2003 primarily consisted of a $245 million charge related to the impairment of eight small peaking plants owned by Midwest Generation resulting from a revised long-term outlook for capacity revenue from the peaking plants.  The lower capacity revenue outlook is the result of a number of factors, including higher long-term natural gas prices and the current generation overcapacity in the MAIN (Mid-America Interconnected Network) region market.

Depreciation, decommissioning and amortization expense increased in both the three- and six-month periods ended
June 30, 2004, as compared to the same periods in 2003, due to an increase in SCE's nuclear decommissioning expense and an increase in SCE's depreciation expense associated with additions to transmission and distribution assets.

Other Income and Deductions

Interest and dividend income decreased in both the three- and six-month periods ended June 30, 2004, as compared to the same periods in 2003, due to the absence of interest income on the PROACT balance at SCE in 2004, as compared to 2003.  At July 31, 2003 the PROACT balance was overcollected, and was transferred to the ERRA on
August 1, 2003.

Other nonoperating income decreased for the three-month period ended June 30, 2004 and increased in the six-month period ended June 30, 2004.  The three-month period decrease was mainly due to the timing of recording Palo Verde nuclear incentives.  During the second quarter of 2003, SCE recorded 1999, 2000 and 2001 Palo Verde nuclear incentives approved by the CPUC.  During the first quarter of 2004, SCE recorded 2001 and 2002 Palo Verde nuclear incentives approved by the CPUC.  The six-month period increase reflects higher Palo Verde nuclear incentives at
SCE in 2004, as compared to 2003, and a gain related to the sale of EME's interest in Edison Mission Energy Oil &
Gas (see "Acquisition and Dispositions" for further details).

Interest expense - net of amounts capitalized increased in the three- and six-month periods ended June 30, 2004.
The increases were due to the issuance of the $800 million secured loan received by EME's indirect subsidiary,
Mission Energy Holdings International in December 2003 and a change in classification of dividend payments on preferred securities to interest expense from dividends on preferred securities subject to mandatory redemption effective July 1, 2003.  The increases were partially offset by lower interest expense at SCE due to lower long-term debt balances outstanding in 2004, as compared to 2003.  The three-month period increase was also due to the issuance of $1.7 billion in new debt at EME's Midwest Generation in April 2004, which was mostly offset by lower interest expense at Midwest Generation due to a reduction of approximately $1.7 billion in debt partially from the proceed of such transactions.

Minority interest represents SCE's variable interest entities consolidated upon adoption of a new accounting pronouncement in second quarter 2004 (see "Critical Accounting Policies" and "New Accounting Principles") and the
49% ownership of Contact Energy by the public of New Zealand.

Income Taxes

Income tax benefit increased for both the three- and six-month periods ended June 30, 2004, compared to the same periods in 2003, primarily due to a decrease in pre-tax income, primarily from the write-off of the Collins
Station lease, changes in property-related flow-through taxes at SCE and changes in foreign taxes at EME.  The decreases were partially offset by a reduction in SCE's tax expense in 2003 related to the favorable resolution of a FERC rate case.

Edison International's composite federal and state statutory rate was approximately 40% for both periods presented.  The lower effective tax rate of 39% and 38% realized in the three- and six-month periods ended June
30, 2004, respectively, was due to low-income housing and production tax credits at Edison Capital and dividend payment to the employee stock ownership plan and property-related flow-through taxes at SCE.  The rate decrease was partially offset by cumulative adjustments to deferred tax balances at EME and Edison Capital.

Earnings (Loss) from Discontinued Operations

Discontinued operations in 2003 reflect earnings from SCE's fuel oil pipeline and storage business, which was sold in the third quarter of 2003, and a loss of $2 million resulting from adjustments related to EME's sale of the Fiddler's Ferry and Ferrybridge and Lakeland projects.

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

Cash Flows from Operating Activities

Net cash (used) provided by operating activities:

         In millions                          Six Months Ended June 30,           2004           2003
----------------------------------------------------------------------------------------------------------
         Continuing operations                                                  $ (222)       $ 1,351
         Discontinued operations                                                    (1)            (9)
----------------------------------------------------------------------------------------------------------
                                                                                $ (223)       $ 1,342
----------------------------------------------------------------------------------------------------------

The change in cash (used) provided by operating activities was mainly due to a $960 million lease termination payment in 2004 related to EME's Collins Station lease and overcollections in 2003 used to recover PROACT.

Cash Flows from Financing Activities

Net cash provided (used) by financing activities:

         In millions                          Six Months Ended June 30,           2004           2003
----------------------------------------------------------------------------------------------------------
         Continuing operations                                               $   1,466       $   (519)
----------------------------------------------------------------------------------------------------------
                                                                             $   1,466       $   (519)
----------------------------------------------------------------------------------------------------------

Cash used by financing activities from continuing operations in 2004 mainly consisted of long-term and short-term debt payments at SCE and EME.

During the first quarter of 2004, SCE issued $300 million of 5% bonds due in 2014, $525 million of 6% bonds due in 2034 and $150 million of floating rate bonds due in 2006.  The proceeds from these issuances were used to redeem $300 million of 7.25% first and refunding mortgage bonds due March 2026, $225 million of 7.125% first and refunding mortgage bonds due July 2025, $200 million of 6.9% first and refunding mortgage bonds due October 2018, and $100 million of junior subordinated deferrable interest debentures due June 2044.  In the first quarter of
2004, SCE paid the $200 million outstanding balance of its credit facility, as well as remarketed approximately
$550 million of pollution-control bonds with varying maturity dates ranging from 2008 to 2040, of which approximately $196 million of these pollution-control bonds were reoffered.  In March 2004, SCE issued $300 million of 4.65% first and refunding mortgage bonds due in 2015 and $350 million of 5.75% first and refunding mortgage bonds due in 2035.  A portion of the proceeds from the March 2004 first and refunding mortgage bond issuances were used to fund the acquisition and construction of the Mountainview project.  EME's financing activities included the $1 billion secured notes and $700 million term loan facility received by Midwest
Generation in April 2004, the repayment of $695 million related to Edison Mission Midwest Holdings' credit facility and $28 million related to the EME's Coal and Capex facility in April 2004.  Financing activities in
2004 also included dividend payments of $130 million paid by Edison International to its shareholders.

During the first quarter of 2003, Edison International (parent only) repurchased approximately $132 million of the outstanding $750 million of its 6-7/8% notes due September 2004.  No repurchases were made during the second quarter of 2003.  During the six-month period ended June 30, 2003, SCE repaid $300 million of a one-year term loan due March 3, 2003, and $300 million on its revolving line of credit, both of which were part of the $1.6 billion financing that took place in the first quarter of 2002.  In addition, SCE repaid $125 million of its
6.25% first and refunding mortgage bonds.  EME's financing activity in the six-month period ended June 30, 2003 consisted of net borrowings of $275 million on EME's $487 million corporate credit facility, $275 million in borrowings by Contact Energy, EME's 51% owned subsidiary, used to finance Contact Energy's acquisition of the
Taranaki Combined Cycle power station, and a debt service payment of $23 million made in March 2003 related to one of EME's subsidiaries.

Cash Flows from Investing Activities

Net cash used by investing activities:

         In millions                          Six Months Ended June 30,           2004           2003
----------------------------------------------------------------------------------------------------------
         Continuing operations                                                  $ (890)        $ (934)
         Discontinued operations                                                     1              5
----------------------------------------------------------------------------------------------------------
                                                                                $ (889)        $ (929)
----------------------------------------------------------------------------------------------------------

Cash flows from investing activities are affected by additions to property and plant, EME's sales of assets and
SCE's funding of nuclear decommissioning trusts.

Investing activities in 2004 reflect $721 million in additions to SCE's property and plant, primarily for transmission and distribution assets and $47 million in capital additions at EME.  In addition, investing activities include $285 million of acquisition costs related to the Mountainview project at SCE, and $118 million in proceeds received in 2004 at EME from the sale of 100% of EME's stock of Edison Mission Energy Oil & Gas and the sale of EME's 50% partnership interest in the Brooklyn Navy Yard project.

Additions to SCE's property and plant for the six-month period ended June 30, 2003, were approximately $540 million, primarily for transmission and distribution assets.  EME's capital additions for the six-month period ended June 30, 2003 were $79 million primarily for new plant and equipment related to EME's Illinois plants, its
Homer City facilities, and Contact Energy.  EME's year-to-date 2003 investing activity also included $275 million paid by Contact Energy for the acquisition of Taranaki Combined Cycle power station, and $39 million in equity contribution to EME's Sunrise and CBK projects.

ACQUISITION AND DISPOSITIONS

On July 30, 2004, EME entered into an agreement to sell its remaining international power generation portfolio, owned by a wholly owned Dutch subsidiary, MEC International BV, to a consortium comprised of International Power plc (70%) and Mitsui & Co., Ltd. (30%).  The purchase price is $2.3 billion, subject to certain purchase price adjustments prior to closing resulting in an expected net purchase price of approximately $2.2 billion.  Closing of the BV transaction is subject to approval by International Power's shareholders, and to a number of regulatory approvals and project level consents. The sale is expected to close in the fourth quarter of 2004.

On July 20, 2004, EME entered into an agreement to sell its 51% interest in Contact Energy to Origin Energy
Limited for total consideration of NZ$1.7 billion (approximately $1.1 billion), which includes the assumption of
NZ$535 million of debt.  Completion of the sale, currently expected in the fourth quarter of 2004, is subject to closing conditions, including action by the New Zealand Takeovers Panel.  EME has entered into a foreign currency hedge in order to protect against fluctuations in the exchange rate between United States and New Zealand dollars, in which the sales price is denominated.

Together, these two transactions mentioned above represent the sale of all of EME's interests in its international projects.  Net proceeds from these two transactions are expected to be approximately $2.5 billion to EME after taxes and transaction expenses and purchase price adjustments.  EME's initial estimate of the after-tax gain on sale of its international projects is approximately $550 million.  Net proceeds from the sale will be used to repay the $800 million secured loan at Mission Energy Holdings International, Inc. and other indebtedness.  EME will retain its ownership of the Lakeland project and some inactive subsidiaries.

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

On March 12, 2004, SCE acquired Mountainview Power Company LLC, which owns a power plant under construction in
Redlands, California.  SCE has recommenced full construction of the approximately $600 million project, which is expected to be completed in 2006.  The construction work in progress for this project is recorded in nonutility property on Edison International's June 30, 2004 balance sheet.  SCE expects to finance the capital costs of the project with debt and equity consistent with its authorized capital structure.

On January 7, 2004, EME completed the sale of 100% of its stock of Edison Mission Energy Oil & Gas, which in turn held minority interests in Four Star Oil & Gas.  Proceeds from the sale were approximately $100 million.  EME recorded a pre-tax gain on the sale of approximately $47 million during the first quarter of 2004.

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

Edison International analyzes its potential variable interests by calculating operating cash flows.  A fixed-price contract to purchase electricity from a power plant does not transfer sufficient risk to the purchaser to be considered a variable interest.  A contract with a non-natural-gas-fired plant that is based on the price of natural gas is also not a variable interest.  A contract of short duration with respect to the economic life of the project is not considered to be a significant variable interest.

SCE has 273 long-term power-purchase contracts with independent power producers that own QFs.  SCE was required under federal law to sign such contracts, which typically require SCE to purchase 100% of the power produced by these facilities under terms and pricing controlled by the CPUC.  SCE conducted a review of its QF contracts and determined that SCE has variable interests in 22 contracts with gas-fired cogeneration plants that contain variable pricing provisions based on the prices of natural gas.  SCE requested from the entities that hold these contracts the financial information necessary to determine whether SCE must consolidate these projects.  All 22 entities declined to provide SCE with the necessary financial information.  However, four of the 22 contracts are with entities 49%-50% owned by EME.  Although the four related-party entities have declined to provide their financial information to SCE, Edison International has access to such information and has provided combined financial statements to SCE.  SCE has determined that it must consolidate the four power projects partially owned by EME based on a qualitative analysis of the facts and circumstances of the entities, including the related-party nature of the transaction.  SCE will continue to attempt to obtain information for the other 18 projects in order to determine whether they should be consolidated by SCE.  The remaining 251 contracts will not be consolidated by SCE under the new accounting standard since SCE lacks a variable interest in these contracts or the contracts are with governmental agencies, which are generally excluded from the standard.

EME reviewed all of its power projects to determine whether they are variable interest entities and, if so, whether EME is the consolidating entity.  EME has four equity-method partnerships that sell power to SCE.  EME will continue to use the equity method for these projects, which have been consolidated by SCE effective
March 31, 2004.  Doga, a 180-MW gas-fired power plant in Turkey (of which EME owns 80%), has a power sales contract that is considered a variable interest due to the energy price provisions that absorb the risk of changes in fuel costs and the transfer of ownership of the cogeneration plant to the energy purchaser at the end of the power sales contract.  Kwinana, a 116 MW gas-fired power plant in Australia (of which EME owns 70%), has power sales contracts that are considered variable interests due to the energy price provisions that absorb the risk of changes in fuel costs.  EME deconsolidated the Doga and Kwinana projects effective March 31, 2004 and recorded its interests in these projects on the equity method beginning April 1, 2004.  The remaining projects either meet the definition of a business under the new accounting standard and thus fall outside the scope of the new accounting standard or absorb insufficient variability for EME to be considered the consolidating entity.

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

See the year-ended 2003 MD&A for a complete discussion of Edison International's other critical accounting policies.

NEW ACCOUNTING PRINCIPLES

In May 2004, the Financial Accounting Standards Board issued accounting guidance related to the Medicare
Prescription Drug, Improvement and Modernization Act of 2003.  Edison International will adopt this guidance in third quarter 2004.  If Edison International's retiree health care plans provide prescription drug benefits that are deemed to be actuarially equivalent to Medicare benefits, Edison International will recognize the subsidy in the measurement of its accumulated obligation and record an actuarial gain.  Proposed federal regulations defining actuarial equivalency are expected in third quarter 2004, with final regulations expected to be released by year-end 2004.  Until the proposed regulations are issued, Edison International is unable to predict the effect of the new law on its postretirement health care costs and obligations.

In December 2003, the Financial Accounting Standards Board issued a revision to an accounting Interpretation
(originally issued in January 2003), Consolidation of Variable Interest Entities.  The primary objective of the
Interpretation is to provide guidance on the identification of, and financial reporting for, VIEs, where control may be achieved through means other than voting rights.  Under the Interpretation, the enterprise that is expected to absorb or receive the majority of a VIE's expected losses or residual returns, or both, must consolidate the VIE, unless specific exceptions apply.  This Interpretation is effective for special purpose entities, as defined by accounting principles generally accepted in the United States, as of December 31, 2003, and all other entities as of March 31, 2004.  See the year-ended 2003 MD&A for information on special purpose entities deconsolidated as of December 31, 2003.

On March 31, 2004, SCE consolidated four power projects partially owned by EME, EME deconsolidated two power projects, and Edison Capital consolidated two affordable housing partnerships and three wind projects.  See
"Critical Accounting Policies--Variable Interest Entities" for further discussion.  Edison International recorded a cumulative effect adjustment that decreased net income by

approximately $1 million, net of tax, due to negative equity at one of Edison Capital's newly consolidated entities.

COMMITMENTS AND GUARANTEES

The following is an update to Edison International's commitments and guarantees.  See the "Commitments and
Guarantees" section of the year-ended 2003 MD&A for a detailed discussion of commitments and guarantees.

Edison International's long-term debt maturities and sinking-fund requirements for the five twelve-month periods following June 30, 2004 are:  2005 - $1.3 billion; 2006 - $1.2 billion; 2007 - $2.5 billion; 2008 - $385 million;
2009 - $2.1 billion; and thereafter - $8.1 billion.  These amounts have been updated to reflect financing activities during the six months ended June 30, 2004.

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

Edison International's recorded estimated minimum liability to remediate its 33 identified sites at SCE
(26 sites) and EME (7 sites) is $90 million, $88 million of which is related to SCE.  Edison International's other subsidiaries have no identified remediation sites.  The ultimate costs to clean up Edison International's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur.  Edison
International believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $131 million, all of which is related to SCE.  The upper limit of this range of costs was estimated using assumptions least favorable to Edison International among a range of reasonably possible outcomes.

The CPUC allows SCE to recover environmental remediation costs at certain sites, representing $30 million of its recorded liability, through an incentive mechanism (SCE may request to include additional sites).  Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs from insurance carriers and other third parties.  SCE has successfully settled insurance claims with all responsible carriers.  SCE expects to recover costs incurred at its remaining sites through customer rates.  SCE has recorded a regulatory asset of $63 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

Edison International's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that Edison
International may be held responsible for contributing to any costs incurred for remediating these sites.  Thus, no reasonable estimate of cleanup costs can be made for these sites.

Edison International expects to clean up its identified sites over a period of up to 30 years.  Remediation costs in each of the next several years are expected to range from $13 million to $25 million.  Recorded costs for the twelve months ended June 30, 2004 were $16 million.

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

Among the issues raised by the IRS in the 1994 to 1996 audit was Edison Capital's deferral of income taxes associated with the EPZ and Dutch electric locomotive leases.  The IRS has also given notice that it will assert the same arguments for the 1997 to 1999 audit of the EPZ and Dutch electric locomotive leases.  Written protests were filed against these deficiency notices, as well as other alleged deficiencies, asserting that the IRS's position misstates material facts, misapplies the law and is incorrect.  This matter is now being considered by the Administrative Appeals branch of the IRS.  Edison Capital will contest the assessment through administrative appeals and litigation, if necessary, and believes it should prevail in an outcome that will not have a material adverse financial impact.

The IRS is examining the tax returns for Edison International, which include Edison Capital, for years 1997 through 1999.  In conjunction with this examination, Edison Capital expects the IRS to propose an adjustment to
Edison International's tax liability which if upheld would accelerate the payment of taxes that were deferred as a result of several of its other leveraged leases entered into in 1997 and 1998.  The proposed adjustment is expected to be based on Revenue Rulings issued by the IRS in 1999 and 2002 in connection with the IRS'
industry-wide challenge mounted against a specific type of leveraged lease

(termed a lease in/lease out or LILO transaction).  The estimated federal and state income taxes deferred from these leases was $558 million in the 1997-1999 audit period and $565 million in subsequent years through 2003.
The IRS may also propose interest and penalties.

Edison International believes that the positions described in the Revenue Rulings are incorrectly applied to
Edison Capital's transactions and that its leveraged leases are factually and legally distinguishable in material respects from that position.  Edison International intends to defend, and litigate if necessary, against any challenges based on that position.

In April 2004, Edison International filed California Franchise Tax amended returns for tax years 1997 through
2002 to abate the possible imposition of new California penalty provisions on transactions that may be considered as listed or substantially similar to listed transactions described in an IRS notice that was published in 2001.
These transactions include certain Edison Capital leveraged lease transactions discussed above and a transaction entered into by an SCE subsidiary, which may be considered substantially similar to a listed transaction described by the IRS as a contingent liability company.  Edison International filed these amended returns under protest retaining its appeal rights and believes that it will prevail in an outcome that will not have a material financial impact.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Information responding to Part I, Item 3 is included in Part I, Item 2, "Management's Discussion and Analysis of
Financial Condition and Results of Operations," under the headings "SCE:  Market Risk Exposures," "MEHC:  Market
Risk Exposures," "Edison Capital:  Market Risk Exposures," and "Edison International (Parent):  Market Risk
Exposures" and is incorporated herein by this reference.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

Edison International's management, with the participation of the company's Chief Executive Officer and Chief
Financial Officer, has evaluated the effectiveness of Edison International's disclosure controls and procedures
(as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended
(the "Exchange Act")) as of the end of the period covered by this report.  Based on that evaluation, the Chief
Executive Officer and Chief Financial Officer have concluded that, as of the end of the period, Edison
International's disclosure controls and procedures are effective.

Internal Control over Financial Reporting

There were no changes in Edison International's internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, Edison International's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

The following is a description of litigation of subsidiaries of Edison International that may be material to
Edison International.

                                        Southern California Edison Company

Navajo Nation Litigation

Information about the Navajo Nation Litigation appears in Part I, Item 2, "Management's Discussion and Analysis
of Financial Condition and Results of Operations" under the heading "SCE:  Other Developments--Navajo Nation
Litigation" and is incorporated herein by this reference.  Information about the Navajo Nation Litigation was previously reported in Part I, Item 3 of Edison International's Annual Report on Form 10-K for the year ended
December 31, 2003 (2003 Form 10-K), and in Part II, Item 1 of Edison International's Quarterly Report on Form
10-Q for the period ending March 31, 2004 (First Quarter 10-Q).

CPUC Investigation Regarding SCE's Electric Line Maintenance Practices

Information about the CPUC's order instituting investigation regarding SCE's electric line maintenance practices appears in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of
Operations" under the heading "SCE:  Regulatory Matters--Transmission and Distribution--Electric Line Maintenance
Practices Proceeding" and is incorporated herein by this reference.  Information about the CPUC's order instituting investigation regarding SCE's electric line maintenance practices was previously reported in Part I,
Item 3 of the 2003 Form 10-K and in Part II, Item 1 of the First Quarter 10-Q.

County of San Bernardino Investigation

As previously reported in Part I, Item 3 of the 2003 Form 10-K and in Part II, Item 1 of the First Quarter 10-Q,
the County of San Bernardino Office of District Attorney notified SCE, in a letter dated September 23, 2003, of its intent to file a misdemeanor criminal complaint and a civil complaint seeking injunctive relief for the alleged failure to report a spill of oil from a transformer in an isolated area of San Bernardino County.  SCE entered into a stipulated judgment with the County of San Bernardino on May 18, 2004 concerning the alleged failure to report the spill.  Without admitting liability, the judgment provided that SCE pay the sum of
$125,604.  The original penalty assessment according to the County of San Bernardino ranged from $5,604 to
$555,604.

Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e)        Issuer purchases of equity securities

The following table contains information about all purchases made by or on behalf of Edison International or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) of shares or other units of any class of Edison International's equity securities that is registered pursuant to Section 12 of the Exchange Act.

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
                               (a) Total                                   Publicly          (or Units) that May
                           Number of Shares         (b) Average            Announced           Yet Be Purchased
                              (or Units)          Price Paid per           Plans or           Under the Plans or
        Period                Purchased1         Share (or Unit)1          Programs                Programs
------------------------ ---------------------- -------------------- ---------------------- -----------------------
April 1, 2004 to                 1,694,032            $23.31                 --                      --
April 30, 2004

May 1, 2004 to                   1,545,274            $22.94                 --                      --
May 31, 2004

June 1, 2004 to                  1,995,595            $23.92                 --                      --
June 30, 2004
------------------------ ---------------------- -------------------- ---------------------- -----------------------
Total                            5,234,901            $23.44                 --                      --
------------------------ ---------------------- -------------------- ---------------------- -----------------------

-------------------
1    The shares were purchased by agents acting on Edison International's behalf for delivery to plan participants to fulfill requirements in connection with Edison International's (i) 401(k) Savings Plan,
     (ii) Dividend Reinvestment and Stock Purchase Plan, and (iii) long-term incentive compensation plans.  The shares were purchased in open-market transactions pursuant to plan terms or participant elections.  Edison
     International did not control the quantity of shares purchased, the timing of the purchases or the price of the shares purchased in these transactions.  The shares were never registered in Edison International's name and none of the shares purchased were retired as a result of the transactions.

Item 4.    Submission of Matters to a Vote of Security Holders

At Edison International's Annual Meeting of Shareholders on May 20, 2004, two matters were put to a vote of the shareholders:  the election of ten directors, and a shareholder proposal on Edison International's Shareholder
Rights Agreement.

Shareholders elected ten nominees to the Board of Directors.  The number of broker non-votes for each nominee was zero.  The numbers of votes cast for and withheld from each Director-nominee were as follows:

                                                                     Numbers of Votes
----------------------------------------------------------------------------------------------------------
     Name                                                      For                    Withheld
----------------------------------------------------------------------------------------------------------
     John E. Bryson                                         258,780,670                17,415,484
     France A. Cordova                                      267,535,889                 8,660,265
     Bradford M. Freeman                                    258,214,546                17,981,608
     Bruce Karatz                                           263,487,289                12,708,865
     Luis G. Nogales                                        259,285,241                16,910,913
     Ronald L. Olson                                        236,269,470                39,926,684
     James M. Rosser                                        259,306,482                16,889,672
     Richard T. Schlosberg, III                             258,211,482                17,984,672
     Robert H. Smith                                        258,106,741                18,089,413
     Thomas C. Sutton                                       258,198,044                17,998,110
----------------------------------------------------------------------------------------------------------

The shareholder proposal on Edison International's Shareholder Rights Agreement, which failed to receive the affirmative vote of a majority of the votes cast, was not adopted.  The proposal received the following numbers of votes:

               FOR                 AGAINST               ABSTENTIONS              BROKER NON-VOTES
--------------------------------------------------------------------------------------------------
           71,079,597            157,735,989              4,700,843                  42,679,725

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

           3.2      Certificate of Determination of Series A Junior Participating Cumulative Preferred Stock of
                    Edison International dated November 21, 1996 (File No. 1-9936, Edison International Form 8-A
                    dated November 21, 1996)*

           3.3      Amended Bylaws of Edison International as adopted by the Board of Directors effective May 20,
                    2004 (File No. 1-9936, Edison International Form 8-K, dated May 21, 2004)*

           10.1     Director 2004 Nonqualified Stock Option Terms and Conditions under the Equity Compensation
                    Plan

           31.1     Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

           31.2     Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

           32       Statement Pursuant to 18 U.S.C. Section 1350

----------------
*   Incorporated by reference pursuant to Rule 12b-32.

(b)        Reports on Form 8-K:

           Date of Report                      Date Filed                     Item(s) Reported
           --------------                      ----------                     ----------------
           May 7, 2004                         May 11, 2004                         12
           May 20, 2004                        May 21, 2004                         5 and 7

----------------
**  The May 11, 2004 Form 8-K reporting events under Item 12 was furnished under Item 12 and shall not be deemed to be "filed" for purposes of the Securities and Exchange Act of 1934, nor shall it be deemed to be incorporated by reference in any filing under the Securities Act of 1933.

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

Dated:  August 5, 2004