Form 10-K
period 2004-12-31
EDISON INTERNATIONAL
filed 2005-03-16
CIK 827052

                                                             UNITED STATES
                                                  SECURITIES AND EXCHANGE COMMISSION
                                                        Washington, D.C. 20549

                                                               FORM 10-K

(Mark One)

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                         December 31, 2004
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
              Common Stock, no par value                                                     New York

     Rights to Purchase Series A Junior Participating                                        New York
         Cumulative Preferred Stock, no par value

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

Indicate by check mark if disclosure of delinquent  filers  pursuant to Item 405 of Regulation  S-K is not contained  herein,  and will not be contained,  to the best of registrant's  knowledge,  in definitive proxy or information statements  incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K.    |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes |X|    No |_|

The aggregate market value of registrant's  voting stock held by  non-affiliates  was  approximately  $25.57 on or about June 30, 2004, based upon prices  reported on the New York Stock  Exchange.  As of  March 10,  2005,  there were  325,811,206  shares of Common  Stock outstanding.

                                                  DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents listed below have been incorporated by reference into the parts of this report so indicated.

(1)  Designated portions of the registrant's Annual Report to Shareholders for the year ended December 31, 2004........................................................  Parts I and II
(2)  Designated portions of the Joint Proxy Statement relating to registrant's 2005 Annual Meeting of Shareholders.........................................  Part III

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

                                                                Part I

                                                           TABLE OF CONTENTS

Item                                                                                                        Page
----------------------------------------------------------------------------------------------------------------

                                                                Part II

5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases

                                                               Part III

         Report of Independent Registered Public Accounting Firm

                                                      FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that reflect Edison International's current expectations and projections about future events based on Edison International's knowledge of present facts and circumstances and assumptions about future events.  Other information distributed by Edison International that is incorporated in this report, or that refers to or incorporates this report, may also contain forward-looking statements.  In this report and elsewhere, the words "expects,"
"believes," "anticipates," "estimates," "intends," "plans," "probable," and variations of such words and similar expressions are intended to identify forward-looking statements.  Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated.  Some of the risks, uncertainties and other important factors that could cause results to differ, or that otherwise could impact Edison International or its subsidiaries, are referred to in the first paragraph of the Introduction in the Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) that appears in
Edison International's 2004 Annual Report to Shareholders (Annual Report), the relevant portions of which are filed as Exhibit 13 to this Form 10-K, and is incorporated by reference into Part II, Item 7 of this report.

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

Except when otherwise stated, references to each of Edison International, Southern California Edison Company (SCE), Mission Energy
Holding Company (MEHC), Edison Mission Energy (EME) or Edison Capital mean each such company with its subsidiaries on a consolidated basis.  References to "Edison International (parent)" or "parent company" or "MEHC (parent)" mean Edison International or MEHC on a stand-alone basis, not consolidated with its subsidiaries.  References to SCE, MEHC, EME, or Edison Capital followed by
"(stand-alone)" mean each such company alone, not consolidated with its subsidiaries.  Since the second quarter of 2004, MEHC (parent)
and EME are presented as one business segment on a consolidated basis due primarily to the elimination of EME's so-called "ring fencing" provisions in EME's certificate of incorporation and bylaws discussed in the MD&A under the heading "MEHC:
Liquidity--MEHC (parent)'s Liquidity."

                                                                PART I

Item 1.  Business

                                                   BUSINESS OF EDISON INTERNATIONAL

Edison International was incorporated on April 20, 1987, under the laws of the State of California for the purpose of becoming the parent holding company of SCE, a California public utility corporation, and of other subsidiaries engaged in nonutility businesses
(Nonutility Companies).  SCE comprises the largest portion of the assets and revenue of Edison International.  The principal
Nonutility Companies are:  EME, which is an independent power producer engaged in the business of owning or leasing, operating and selling energy and capacity from electric power generation facilities and also conducts price risk management and energy trading activities in power markets open to competition; MEHC, which holds the common stock of EME; and Edison Capital, which has investments in energy and infrastructure projects worldwide and in affordable housing projects located throughout the United States.

Edison International is engaged in the business of holding, for investment, the common stock of its subsidiaries.  At December 31,
2004, Edison International and its subsidiaries had an aggregate of 15,293 full-time employees, of which 30 were employed directly by
Edison International.

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

Edison International has three business segments for financial reporting purposes:  an electric utility operation segment (SCE), a nonutility power generation segment (MEHC - parent only and EME), and a financial services provider segment (Edison Capital).
Financial information about these segments and about geographic areas, for fiscal years 2004, 2003, and 2002, is contained in Note 12 of Notes to Financial Statements and incorporated herein by this reference.  Additional information about each of these business segments is contained below in "Business of Southern California Edison Company," "Business of Mission Energy Holding Company," and
"Business of Edison Capital."

Regulation of Edison International

Edison International and its subsidiaries are exempt from all provisions, except Section 9(a)(2), of the Public Utility Holding
Company Act of 1935 (PUHCA) on the basis that Edison International and SCE are incorporated in the same state and their utility businesses are predominantly intrastate in character and carried on substantially in their state of incorporation.  Section 9(a)(2)
provides, in substance, that Edison International may not directly or indirectly acquire 5% or more of the voting securities of a public utility company other than SCE, unless the acquisition has been approved by the SEC.  The subsidiaries of Edison
International, other than SCE, conduct their businesses so as to avoid becoming public utility companies as defined in PUHCA.  See
"Business of Edison Mission Energy--Regulation of EME" below for more information on the regulation of EME, including the effects on
EME of PUHCA.  It is necessary for Edison International to file an annual exemption statement with the SEC, and the exemption may be revoked by the SEC upon a finding that the exemption may be detrimental to the public interest or the interest of investors or consumers.  Edison International has no present intention of becoming a registered holding company under PUHCA.

Over the past few years, the US Congress has considered various legislative proposals to restructure the electric industry that would require, among other things, retail customer choice, repeal of PUHCA and reform of the Public Utility Regulatory Policies Act of 1978
(PURPA).  A number of other proposals have been introduced in Congress that relate to restructuring electricity markets.  Different versions of such legislation passed both houses of Congress late in the 108th Congress (2003-2004) but no comprehensive energy legislation was enacted.  Similar comprehensive legislation has been introduced in the 109th Congress (2005-2006), but the chances for passage of such legislation remain unclear at this time.  Efforts were made in the 108th Congress to enact portions of the bill on an individual basis, but, with the exception of certain tax provisions, they were unsuccessful because the Congressional leadership and administration opposed such efforts.  Similar efforts are possible in the 109th Congress, but their chances for success remain unclear at this time.

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

Edison International's projected environmental capital expenditures and additional information about environmental matters affecting
Edison International appear in the MD&A under the heading "Other Developments--Environmental Matters" and in Note 10 of Notes to
Financial Statements under "Environmental Remediation," and is incorporated herein by this reference.  For details about the environmental liabilities and other business risks from environmental regulation of SCE and EME, see

"Business of Southern California Edison Company--Environmental Matters Affecting SCE" and "Business of Edison Mission
Energy--Environmental Matters Affecting EME," below.

Financial Information About Geographic Areas

Financial Information for Geographic Areas for Edison International can be found in Notes 12 and Note 15 of Notes to Financial
Statements and is incorporated herein by this reference.  Edison International's consolidated financial statements for all years presented reflect the reclassification of the results of MEHC's international power generation portfolio that was sold or held for sale as discontinued operations in accordance with an accounting standard related to the impairment and disposal of long-lived assets.

                                            BUSINESS OF SOUTHERN CALIFORNIA EDISON COMPANY

SCE was incorporated in 1909 under the laws of the State of California.  SCE is a public utility primarily engaged in the business of supplying electric energy to a 50,000-square-mile area of central, coastal and southern California, excluding the City of Los Angeles and certain other cities.  This SCE service territory includes approximately 430 cities and communities and a population of more than
13 million people.  In 2004, SCE's total operating revenue was derived as follows:  39% commercial customers, 32% residential customers, 8% other electric revenue, 7% industrial customers, 7% resale sales, 6% public authorities, and 1% agricultural and other customers.  At December 31, 2004, SCE had consolidated assets of $23.3 billion and total shareholder's equity of $4.6 billion.  SCE had 13,463 full-time employees at year-end 2004.

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

Additional information about the regulation of SCE by the CPUC and the FERC, and about SCE's competitive environment, appears in the
MD&A under the headings "SCE:  Management Overview" and "SCE:  Regulatory Matters," and is incorporated herein by this reference.
Also see "Competition of SCE" below.

SCE is subject to the jurisdiction of the United States Nuclear Regulatory Commission with respect to its nuclear power plants.
United States Nuclear Regulatory Commission regulations govern the granting of licenses for the construction and operation of nuclear power plants and subject those power plants to continuing review and regulation.

The construction, planning, and siting of SCE's power plants within California are subject to the jurisdiction of the California
Energy Commission and the CPUC.  SCE is subject to the rules and regulations of the California Air Resources Board, State of Nevada,
and local air pollution control districts with respect to the emission of pollutants into the atmosphere; the regulatory requirements of the California State Water Resources Control Board and regional boards with respect to the discharge of pollutants into waters of the state; and the requirements of the California Department of Toxic Substances Control with respect to handling and disposal of hazardous materials and wastes.  SCE is also subject to regulation by the United States Environmental Protection Agency (US EPA),
which

administers federal statutes relating to environmental matters.  Other federal, state, and local laws and regulations relating to environmental protection, land use, and water rights also affect SCE.

The California Coastal Commission issued a coastal permit for the construction of the San Onofre Nuclear Generating Station (San
Onofre) Units 2 and 3 in 1974.  This permit, as amended, requires mitigation for impacts to fish and the San Onofre kelp bed.
California Coastal Commission jurisdiction will continue for several years due to ongoing implementation and oversight of these permit mitigation conditions, consisting of restoration of wetlands and construction of an artificial reef for kelp.  SCE has a coastal permit from the California Coastal Commission to construct a temporary dry cask spent fuel storage installation for San
Onofre Units 2 and 3.  The California Coastal Commission also has continuing jurisdiction over coastal permits issued for the decommissioning of San Onofre Unit 1, including for the construction of a temporary dry cask spent fuel storage installation for spent fuel from that unit.

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
See "Business of Edison International--Regulation of Edison International" above for further discussion of these rules.

Competition of SCE

Because SCE is an electric utility company operating within a defined service territory pursuant to authority from the CPUC, SCE faces competition only to the extent that federal and California laws permit other entities to provide electricity and related services to customers within SCE's service territory.  California law currently provides only limited opportunities for customers to choose to purchase power directly from an energy service provider other than SCE.  SCE also faces some competition from cities that create municipal utilities or community choice aggregators.  In addition, customers may install their own on-site power generation facilities.  Competition with SCE is conducted mainly on the basis of price as customers seek the lowest cost power available.  The effect of competition on SCE generally is to reduce the size of SCE's customer base, thereby creating upward pressure on SCE's rate structure to cover fixed costs, which in turn may cause more customers to leave SCE in order to obtain lower rates.  Additional information about competition of SCE appears in the MD&A under the heading "SCE:  Regulatory Matters--Generation and Power
Procurement--Direct Access and Community Choice Aggregation," and is incorporated herein by this reference.

Properties of SCE

SCE supplies electricity to its customers through extensive transmission and distribution networks.  Its transmission facilities, which deliver power from generating sources to the distribution network, consist of approximately 7,200 circuit miles of 33 kilovolt
(kV), 55 kV, 66 kV, 115 kV, and 161 kV lines and 3,522 circuit miles of 220 kV lines (all located in California), 1,238 circuit miles of 500 kV lines (1,040 miles in California, 86 miles in Nevada, and 112 miles in Arizona), and 857 substations (all in California).
SCE's distribution system, which takes power from substations to the customer, includes approximately 60,398 circuit miles of overhead lines, 36,841 circuit miles of underground lines, 1.5 million poles, 566 distribution substations, 691,000 transformers, and
765,000 area and street lights, all of which are located in California.

SCE owns and operates the following generating facilities:  (1) an undivided 75.05% interest (1,614 megawatts (MW)) in San Onofre
Units 2 and 3, which are large pressurized water nuclear units located on the California coastline between Los Angeles and San Diego;
(2) 36 hydroelectric plants (1,175 MW) located in California's Sierra Nevada, San Bernardino and San Gabriel mountain ranges, three of which (2.7 MW) are no longer operational; (3) a diesel-fueled generating plant (9 MW) and one hydroelectric plant (0.11 MW)
located on Santa Catalina island off the southern California coast; and (4) an undivided 56% interest (885 MW net) in the Mohave
Generating Station, which consists of two coal-fueled generating units located in Clark County, Nevada near the California border.

SCE also owns an undivided 15.8% interest (601 MW) in Palo Verde Nuclear Generating Station, which is located near Phoenix, Arizona, and an undivided 48% interest (710 MW) in Units 4 and 5 at Four Corners Generating Station, which is a coal-fueled generating plant located near the City of Farmington, New Mexico.  The Palo Verde and Four Corners plants are operated by Arizona Public Service
Company.

On March 12, 2004, SCE acquired Mountainview Power Company LLC, which owns a power plant under construction in Redlands, California.
SCE recommenced full construction of the approximately $600 million project, which is expected to be completed in early 2006.  When completed, the Mountainview project will have a generating capacity of 1,054 MW.

At year-end 2004, the SCE-owned generating capacity (summer effective rating) was divided approximately as follows:  45% nuclear, 32%
coal, 23% hydroelectric, and less than 1% diesel.  The capacity factors in 2004 for SCE's nuclear and coal-fired generating units were:  80% for San Onofre; 73% for Mohave; 83% for Four Corners; and 84% for Palo Verde.  For SCE's hydroelectric plants, generating capacity is dependent on the amount of available water.  Therefore, while SCE's hydroelectric plants operated at a 35% capacity factor in 2004 due to a below normal water year, these plants were operationally available for 92.1% of the year.

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

Thirty-one of SCE's 36 hydroelectric plants (some with related reservoirs) are located in whole or in part on United States lands pursuant to 30- to 50-year FERC licenses that expire at various times between 2005 and 2039 (the remaining five plants are located entirely on private property and are not subject to FERC jurisdiction).  Such licenses impose numerous restrictions and obligations on SCE, including the right of the United States to acquire projects upon payment of specified compensation.  When existing licenses expire, the FERC has the authority to issue new licenses to third parties that have filed competing license applications, but only if their license application is superior to SCE's and then only upon payment of specified compensation to SCE.  New licenses issued to
SCE are expected to contain more restrictions and obligations than the expired licenses because laws enacted since the existing licenses were issued require the FERC to give environmental purposes greater consideration in the licensing process.  SCE's applications for the relicensing of certain hydroelectric projects with an aggregate dependable operating capacity of approximately
22 MW are pending.  Annual licenses have been issued to SCE hydroelectric projects that are undergoing relicensing and whose long-term licenses have expired.  Federal Power Act Section 15 requires that the annual licenses be renewed until the long-term licenses are issued or denied.

Substantially all of SCE's properties are subject to the lien of a trust indenture securing First and Refunding Mortgage Bonds, of which approximately $4.92 billion in principal amount was outstanding on March 10, 2005 (including the First Mortgage Bonds issued to secure a $1.25 billion revolving credit facility).  Such lien and SCE's title to its properties are subject to the terms of franchises, licenses, easements, leases, permits, contracts, and other instruments under which properties are held or operated, certain statutes and governmental regulations, liens for taxes and assessments, and liens of the trustees under the trust indenture.
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

Nuclear Power Matters of SCE

San Onofre Nuclear Generating Station

Information about operating issues related to San Onofre appears in the MD&A under the heading "SCE:  Regulatory Matters--Generation and Power Procurement--San Onofre Nuclear Generating Station," and is incorporated herein by this reference.

Palo Verde Plant Steam Generators

Information about Palo Verde steam generator replacements appears in the MD&A under the heading "SCE:  Regulatory Matters--Generation and Power Procurement--Palo Verde Steam Generators," and is incorporated herein by this reference.

Nuclear Decommissioning

Information about nuclear decommissioning can be found in Note 9 of Notes to Financial Statements and is incorporated herein by this reference.

Nuclear Insurance

Information about nuclear insurance can be found in Note 10 of Notes to Financial Statements and is incorporated herein by this reference.

SCE Purchased Power and Fuel Supply

SCE obtains the power needed to serve its customers from its generating facilities and from purchases from qualifying facilities, independent power producers, the California Independent System Operator, and other utilities.  In addition, power is provided to SCE's customers through purchases by the California Department of Water Resources
(CDWR) under contracts with third parties.  Sources of power to serve SCE's customers during 2004 were as follows:  31.5% purchased power; 30.3% CDWR; and 38.2% SCE-owned generation consisting of 13.7% nuclear, 20.0% coal, and 4.5% hydro.  Additional information about SCE's power procurement activities appears in the MD&A under the heading "SCE:  Regulatory Matters--Generation and Power
Procurement," and is incorporated herein by this reference.

Natural Gas Supply

SCE's natural gas requirements in 2004 were for start-up use at the Mohave coal-fired generation facility and to meet contractual obligations for power tolling agreements'.  All of the physical gas purchased by SCE in 2004 was purchased under North American
Energy Standards Board agreements (master gas agreements) that define the terms and conditions of transactions with a particular supplier prior to any financial commitment.

SCE contracted for firm access rights onto the Southern California Gas Company system at Wheeler Ridge for 198,863 million British thermal units (MMBtu) per day in a 13-year contract entered into in August 1993, effective November 1, 1993.  SCE also has firm transportation rights of 18,000 MMBtu per day on Southwest Gas Corp's pipeline to serve Mohave generation facility.

In 2004, SCE secured a one-year natural gas storage capacity contract with Southern California Gas Company for the 2004/2005 storage season.  In 2005, SCE secured a one-year natural gas storage capacity contract with Southern California Gas Company for the 2005/2006 storage season.  Storage capacity was secured to provide operation flexibility and to mitigate potential costs associated with the dispatch of SCE's tolling agreements.

Nuclear Fuel Supply

For San Onofre Units 2 and 3, contractual arrangements are in place covering 100% of the projected nuclear fuel requirements through the years indicated below:

      Uranium concentrates..............................................................    2008
           Conversion...................................................................    2008
           Enrichment...................................................................    2008
           Fabrication..................................................................    2015

For Palo Verde, contractual arrangements are in place covering 100% of the projected nuclear fuel requirements through the years indicated below:

      Uranium concentrates..............................................................    2008
           Conversion...................................................................    2008
           Enrichment...................................................................    2008
           Fabrication..................................................................    2015

Spent Nuclear Fuel

Information about Spent Nuclear Fuel appears in Note 10 of Notes to Financial Statements and is incorporated herein by this reference.

Coal Supply

SCE purchases coal pursuant to long term contracts to provide stable and reliable fuel supplies to its two coal-fired generating stations, the Mohave and Four Corners plants.  SCE entered into a coal contract, dated September 1, 1966, with BHP Navajo Coal
Company, the predecessor to the current owner of the Navajo mine, to supply coal to Four Corners Units 4 and 5.  The initial term of this coal supply contract for the Four Corners plant was through 2004 and included extension options for up to 15 additional years.
On January 1, 2005 SCE and the other Four Corners participants entered into a Restated and Amended Four Corners Fuel Agreement under which coal will be supplied until July 6, 2016.  The Restated and Amended Agreement contains an option to extend for not less than five additional years or more than 15 years.  Additional information about the litigation affecting the coal supply contract for the
Mohave plant appears in the MD&A under the heading "SCE:  Other Developments--Navajo Nation Litigation," and is incorporated herein by this reference.  SCE does not have reasonable assurance of an adequate coal supply for operating the Mohave plant after 2005.  If reasonable assurance of an adequate coal supply is not obtained, it will become necessary to shut down the Mohave plant after
December 31, 2005.

Discontinued Operations of SCE

Information about SCE's discontinued operations appears in Note 15 of Notes to Financial Statements and is incorporated herein by this reference.

Seasonality of SCE

Due to warmer weather during the summer months, electric utility revenue during the third quarter of each year is generally significantly higher than other quarters.

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

Typically, environmental laws and regulations require a lengthy and complex process for obtaining licenses, permits and approvals prior to construction, operation or modification of a project.  Meeting all the necessary requirements can delay or sometimes prevent the completion of a proposed project as well

as require extensive modifications to existing projects, which may involve significant capital or operational expenditures.
Furthermore, if SCE fails to comply with applicable environmental laws, it may be subject to injunctive relief, penalties and fines imposed by regulatory authorities.

Air Quality

SCE's facilities, including in particular the Mohave plant located in Laughlin, Nevada, and the Four Corners plant located in the
Four Corners area of New Mexico, are subject to various air quality regulations, including the Federal Clean Air Act and similar state and local statutes.

Mohave Consent Decree.  In 1998, several environmental groups filed suit against the co-owners of the Mohave plant regarding alleged violations of emissions limits.  In order to resolve the lawsuit and accelerate resolution of key environmental issues regarding the plant, the parties entered into a consent decree, which was approved by the Nevada federal district court in December 1999.  The decree also addressed concerns raised by the US EPA programs regarding regional haze and visibility.  As to regional haze, the US EPA issued final rulemaking on July 1, 1999, that did not impose any additional emissions control requirements on the Mohave plant beyond meeting the provisions of the consent decree.  As to visibility, the US EPA issued its final rule regarding visibility impairment at the Grand Canyon on February 8, 2002.  This final rule incorporated the terms of the consent decree into the Visibility Federal
Implementation Plan for the State of Nevada, making the terms of the consent decree federally enforceable.

SCE's share of the costs of complying with the consent decree and taking other actions to continue operation of the Mohave plant beyond 2005 is estimated to be approximately $605 million over approximately the next four years.  On December 3, 2004, the CPUC approved a decision authorizing certain expenditures related to securing agreements with the Navajo Nation and the Hopi Tribe regarding an alternate water supply for use in a slurry pipeline for transporting coal fuel from the Black Mesa Mine to the Mohave plant, among other limited expenditures.  The CPUC left for a later decision (if agreement can be reached between the Mohave co-owners and the Tribes on post 2005 water and coal supply needs), the approval of capital funds for retrofit of air pollution controls and related equipment needed for compliance with the consent decree, and for continued operation of Mohave past 2005.  It is not currently known whether such an agreement on water and coal supplies for Mohave will be reached with the Tribes.

Additional information about these issues appears in the MD&A under the headings "Other Developments--Environmental Matters" and
"SCE:  Regulatory Matters--Generation and Power Procurement--Mohave Generating Station and Related Proceedings," and is incorporated herein by this reference.

Mercury.  In December 2000, the US EPA announced its intent to regulate mercury emissions and other hazardous air pollutants from coal-fired electric power plants under Section 112 of the Clean Air Act, and indicated that it would propose a rule to regulate these emissions.  On January 30, 2004, the US EPA published proposed rules for regulating mercury emissions from coal fired power plants.
The US EPA proposed two rule options for public comment:  (1) regulate mercury as a hazardous air pollutant under Section 112(d) of the Clean Air Act; or (2) rescind the US EPA's December 2000 finding regarding a need to control coal power plant mercury emissions as a hazardous air pollutant, and instead, promulgate a new "cap and trade" emissions regulatory program to reduce mercury emissions in two phases by years 2010 and 2018.  On March 16, 2004, the US EPA published a Supplemental Notice of Proposed Rulemaking that provides more details on its emissions cap and trade proposal for mercury, and on November 30, 2004, the US EPA issued a Notice of
Data Availability (NODA) requesting comments on

additional modeling and other data the US EPA was considering in development of its final rule.  The NODA public comment period closed on January 2, 2005.  At this time, the US EPA anticipates finalizing the regulations on March 15, 2005, with controls required to be in place on existing units by March 15, 2008 (if the technology-based standard is chosen) and 2010 (when Phase I of the cap and trade approach would be implemented if this approach is chosen).

For SCE, these regulations will primarily impact its operation of the Mohave Generating Station.  Additional information regarding the future operation or shutdown of the Mohave Generating Station appears in the MD&A under the heading "SCE:  Regulatory
Matters--Generation and Power Procurement--Mohave Generating Station and Related Proceedings," and is incorporated herein by this reference.  At this point, based on the January 30, 2004, notice proposing technology based standards, SCE believes that its Mohave
Generating Station would likely meet those proposed standards (if the other issues related to Mohave are resolved and the station is in operation).  Also, based on the preliminary information provided in the US EPA's January 30, 2004, and March 16, 2004, notices regarding a proposed mercury cap and trade program, SCE believes that Mohave would likely have adequate allocations of mercury credits for Phase I (2010); however, beginning at Phase II (2018), it appears that Mohave would need to either purchase mercury allocation credits or install mercury controls.

Until the mercury regulations are finalized and a final resolution is reached as to whether or not the Mohave Generating Station will operate beyond 2005, however, SCE cannot fully evaluate the potential impact of these regulations on the operations of all of its facilities.  Additional capital costs related to those regulations could be required in the future and they could be material, depending upon the final standards adopted by the US EPA.

National Ambient Air Quality Standards.  Ambient air quality standards for ozone and fine particulate matter were adopted by the US
EPA in July 1997.  These standards were challenged in the courts, and on March 26, 2002, the United States Court of Appeals for the
District of Columbia Circuit upheld the US EPA's revised ozone and fine particulate matter ambient air quality standards.

The US EPA designated non-attainment areas for the 8-hour ozone standard on April 30, 2004, and for the fine particulate standard on
January 5, 2005.  States are required to revise their implementation plans for the ozone and particulate matter standards within three years of the effective date of the respective non-attainment designations.  The revised state implementation plans are likely to require additional emission reductions from facilities that are significant emitters of ozone precursors and particulates.  Any requirement imposed on SCE's coal-fired generating facilities to further reduce their emissions of sulfur dioxide, nitrogen oxides and fine particulates as a result of the ozone and fine particulate matter standard will not be known until the states revise their implementation plans.

In December 2003, the US EPA proposed rules that would require states to revise their implementation plans to address alleged contributions to downwind areas that are not in attainment with the revised standards for ozone and fine particulate matter.  The proposed "Clean Air Interstate Rule" is designed to be completed before states must revise their implementation plans to address local reductions needed to meet the new ozone and fine particulate matter standards.  The proposed rule would establish a two-phase, regional cap and trade program for sulfur dioxide and nitrogen oxide.  The proposed rule would affect 27 states in the eastern United
States.  The proposed rule would require sulfur dioxide emissions and nitrogen oxide emissions to be reduced in two phases (by 2010 and 2015), with emissions reductions for each pollutant of 65% by 2015.

On March 10, 2005, the US EPA issued the final Clean Air Act Interstate Rule.  According to information provided by the US EPA, Phase
I nitrogen oxides reductions would come into effect in 2009 rather than 2010.  In addition, the emissions budgets for sulfur dioxides and nitrogen oxides in the final rule appear to have been slightly modified from the proposed regulation.  At this time, SCE cannot predict what action the US EPA will take with regard to the western United States where SCE has facilities, and what impact those actions will have on its facilities.  Any additional obligations on SCE's facilities to further reduce their emissions of sulfur dioxide, nitrogen oxides and fine particulates to address local non-attainment with the 8-hour ozone and fine particulate matter standards will not be known until the states revise their implementation plans.  Depending upon the final standards that are adopted,
SCE may incur substantial costs or financial impacts resulting from required capital improvements or operational changes.

New Source Review Requirements.  On November 3, 1999, the United States Department of Justice filed the first of a number of suits against electric utilities and power generating facilities, for alleged violations of the Clean Air Act's "new source review" (NSR)
requirements related to modifications of air emissions sources at electric generating stations.  In addition to the suits filed, the
US EPA has issued a number of administrative Notices of Violation to electric utilities alleging NSR violations.  SCE has not been named as a defendant in these lawsuits and has not received any administrative Notices of Violation alleging NSR violations at any of its facilities.

Several of the named utilities have reached formal agreements or agreements-in-principle with the United States to resolve alleged
NSR violations.  These settlements involved installation of additional pollution controls, supplemental environment projects, and the payment of civil penalties.  The agreements provided for a phased approach to achieving required emission reductions over the next 10 to 15 years, and some called for the retirement or repowering of coal-fired generating units.  The total cost of some of these settlements exceeded $1 billion; the civil penalties agreed to by these utilities generally range between $1 million and
$10 million.  Because of the uncertainty created by the Bush administration's review of the NSR regulations and NSR enforcement proceedings, some of these settlements have not been finalized.  However, the Department of Justice review released in January 2002 concluded "EPA has a reasonable basis for arguing that the enforcement actions are consistent with both the Clean Air Act and the
Administrative Procedure Act."  No change in the Department of Justice's position regarding pending NSR legal actions has been announced as a result of the US EPA's proposed NSR reforms (discussed immediately below).

On December 31, 2002, the US EPA finalized a rule to improve the NSR program.  This rule is intended to provide additional flexibility with respect to NSR by, among other things, modifying the method by which a facility calculates the emissions' increase from a plant modification; exempting, for a period of ten years, units that have complied with NSR requirements or otherwise installed pollution control technology that is equivalent to what would have been required by NSR; and allowing a facility to make modifications without being required to comply with NSR if the facility maintained emissions below plant-wide applicability limits.
Although states, industry groups and environmental organizations have filed litigation challenging various aspects of the rule, it became effective March 3, 2003.  To date, the rule remains in effect, although the pending litigation could still result in changes to the final rule.

A federal district court, ruling on a lawsuit filed by the US EPA, found on August 7, 2003 that the Ohio Edison Company violated requirements of the NSR within the Clean Air Act by upgrading certain coal-fired power plants without first obtaining the necessary preconstruction permits.  On August 26, 2003, another federal district court ruling in an NSR enforcement action against Duke Energy
Corporation, adopted a different interpretation of the NSR provisions that could limit liability for similar upgrade projects.  This decision is currently on appeal before the United States Court of Appeals for the Fourth Circuit.

On October 27, 2003, the US EPA issued a final rule revising its regulations to define more clearly a category of activities that are not subject to NSR requirements under the "routine maintenance, repair and replacement" exclusion.  This clearer definition of
"routine maintenance, repair and replacement," would provide SCE greater guidance in determining what investments can be made at its existing plants to improve the safety, efficiency and reliability of its operations without triggering NSR permitting requirements and might mitigate the potential impact of the Ohio Edison decision.  However, on December 24, 2003, the United States Court of
Appeals for the D.C. Circuit blocked implementation of the "routine maintenance, repair and replacement" rule, pending further judicial review.

There is currently uncertainty as to the US EPA's enforcement policy on alleged NSR violations.  Developments will continue to be monitored by SCE, to assess what implications, if any, they will have on the operation of domestic power plants owned or operated by
SCE, or on SCE's results of operations or financial position.

Climate Change.  Since the adoption of the United Nations Framework Convention on Climate Change in 1992, there has been worldwide attention with respect to greenhouse gas emissions.  In December 1997, the Clinton administration participated in the Kyoto, Japan negotiations, where the basis of a Climate Change treaty was formulated.  Under the treaty, known as the Kyoto Protocol, the United
States would be required, by 2008-2012, to reduce its greenhouse gas emissions by 7% from 1990 levels.  As a result of Russia's ratification of the Kyoto Protocol in December 2004, the Protocol officially came into effect on February 16, 2005.

In March 2001, the Bush administration announced that the United States would not ratify the Kyoto Protocol, but would instead offer an alternative.  On February 14, 2002, President Bush announced objectives to slow the growth of greenhouse gas emissions by reducing the amount of greenhouse gas emissions per unit of economic output by 18% by 2012 and to provide funding for climate change-related programs.  The President's proposed program does not include mandatory reductions of greenhouse gas emissions.  However, various bills have been, or are expected to be, introduced in Congress to require greenhouse gas emission reductions and to address other issues related to climate change.  Thus, SCE may be affected by future federal or state legislation relating to controlling greenhouse gas emissions reductions.

In addition, there have been several petitions from states and other parties to compel the US EPA to regulate greenhouse gases under the Clean Air Act.  The US EPA denied on September 3, 2003, a petition by Massachusetts, Maine and Connecticut to compel the US EPA under the Clean Air Act to establish a national ambient air quality standard for carbon dioxide.  Since that time, 11 states and other entities have filed suits against the US EPA in the United States Court of Appeals for the D.C. Circuit (D.C. Circuit).  The
D.C. Circuit has granted intervention requests from 10 states that support the US EPA's ruling.  The D.C. Circuit has not yet ruled on this matter.

On July 21, 2004, Connecticut, New York, California, Iowa, New Jersey, Rhode Island, Vermont, Wisconsin, the City of New York and
certain environmental organizations brought lawsuits in federal court in New York, alleging that several electric utility corporations are jointly and severally liable under a theory of public nuisance for damages caused by their alleged contribution to global warming resulting from carbon dioxide emissions from coal-fired power plants owned and operated by these companies or their subsidiaries.  The lawsuits seek injunctive relief in the form of a mandatory cap on carbon dioxide emissions to be phased in over several years.  The defendants in these suits have filed motions to dismiss,

which have not yet been ruled upon by the court.  SCE has not been named as a defendant in these lawsuits.

Within California, the CPUC is addressing climate change related issues in various regulatory proceedings.  In a decision pertaining to SCE's 2004 long-term procurement plan the CPUC is requiring a "carbon adder" of $8-$25/ton of carbon dioxide to be used in the evaluation of fossil fuel generation bids for contracts of five years or longer.  Additional information about SCE's long-term procurement plan appears in the MD&A under the heading "SCE:  Regulatory Matters--Generation and Power Procurement--Generation
Procurement Proceedings," and is incorporated herein by this reference.  The CPUC is also addressing greenhouse gas emissions in other related proceedings.  In addition, the CPUC held a Climate Change Policy En Banc meeting on February 23, 2005, at which the
CPUC sought information on best practices to reduce greenhouse gas emissions for CPUC regulated companies.

SCE will continue to monitor these developments relating to greenhouse gas emissions so as to determine the impacts, if any, on SCE's operations.  If and to the extent that SCE does become subject to limitations on carbon dioxide from fossil fuel-fired electric generating plants, these requirements could have a significant financial impact on SCE's operations.

Federal Legislative Initiatives.  There have been a number of bills introduced in Congress that would amend the Clean Air Act to specifically target emissions of certain pollutants from electric utility generating stations.  These bills would mandate reductions in emissions of nitrogen oxides, sulfur dioxide and mercury.  Some bills would also impose limitations on carbon dioxide emissions.
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

Compliance with Hazardous Substances and Hazardous Waste Laws

Under various federal, state and local environmental laws and regulations, a current or previous owner or operator of any facility, including an electric generating facility, may be required to investigate and remediate releases or threatened releases of hazardous or toxic substances or petroleum products located at that facility, and may be held liable to a governmental entity or to third parties for property damage, personal injury, natural resource damages, and investigation and remediation costs incurred by these parties in connection with these releases or threatened releases.  Many of these laws, including the Comprehensive Environmental
Response, Compensation and Liability Act of 1980, commonly referred to as CERCLA, as amended by the Superfund Amendments and
Reauthorization Act of 1986 (SARA), impose liability without regard to whether the owner knew of or caused the presence of the hazardous substances, and courts have interpreted liability under these laws to be strict and joint and several.

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

Asbestos.  Federal, state and local laws, regulations and ordinances also govern the removal, encapsulation or disturbance of asbestos-containing materials when these materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building.  Those laws and regulations may impose liability for release of asbestos-containing materials and may provide for the ability of third parties to seek recovery from owners or operators of these properties for personal injury associated with asbestos-containing materials.

In connection with the ownership and operation of its facilities, SCE may be liable for costs associated with hazardous waste compliance and remediation required by the laws and regulations identified herein.  The CPUC allows SCE to recover in retail rates paid by its customers, partial environmental remediation costs at certain sites through an incentive mechanism.  Additional information about these laws and regulations appears in Note 10 of Notes to Financial Statements and in the MD&A under the heading
"Other Developments--Environmental Matters," and is incorporated herein by this reference.

Water Quality

Clean Water Act.  Regulations under the federal Clean Water Act require permits for the discharge of pollutants into United States waters and permits for the discharge of stormwater flows from certain facilities.  Under this act, the US EPA issues effluent limitation guidelines, pretreatment standards, and new source performance standards for the control of certain pollutants.  The Clean
Water Act also regulates the thermal component (heat) of effluent discharges and the location, design, and construction of cooling water intake structures at generating facilities.  Individual states may impose more stringent effluent limitations than the US EPA.
California has a US EPA approved program to issue individual or group (general) permits for the regulation of Clean Water Act discharges.  US EPA does not issue permits for pollution discharges in California.

SCE incurs additional expenses and capital expenditures in order to comply with guidelines and standards applicable to certain of its facilities.  SCE presently has discharge permits for all applicable facilities.

Cooling Water-Intake Structures.  On July 9, 2004, the US EPA published the final Phase II regulations implementing Section 316(b) of the Clean Water Act.  The rulemaking establishes standards for cooling water intake structures at existing electrical generating stations that withdraw more than 50 million gallons of water per day and use more than 25% of that water for cooling purposes.  The purpose of the regulations is to substantially reduce the number of aquatic organisms that are impinged against cooling water intake structures or drawn into cooling water systems.  Pursuant to the regulation, a demonstration study must be conducted when applying for a new or renewed National Pollutant Discharge Elimination System permit. If one can demonstrate that the costs of meeting the presumptive standards set forth in the regulation are significantly greater than the costs that the US EPA assumed in its rule making or are significantly disproportionate to the expected environmental benefits, a site-specific analysis may be performed to establish alternative standards. Depending on the findings of the demonstration studies, mechanical or technical measures, such as cooling towers and/or operational means of reducing

impingement/entrainment may be required.  Additionally, the regulations allow generating stations to consider restoration measures that offset the impingement/entrainment impacts.

The San Onofre station is the only SCE facility that is subject to these rules at this time.  SCE believes that the new rules will not significantly impact San Onofre.  SCE expects that San Onofre will be able to comply with the new rules without any physical or operational modifications for two reasons.  First, San Onofre has physical and operational attributes that reduce impingement/entrainment compared to the base case established by the US EPA regulations.  These existing attributes include velocity caps on the intake structures and a fish return system designed to reduce impingement.  Second, the coastal development permit for
San Onofre requires SCE to restore or create 150 acres of wetlands as mitigation for impingement/entrainment impacts.  Nonetheless,
San Onofre must still conduct a comprehensive compliance demonstration study to show compliance.  The study could cost approximately
$3 million over the next five years.

After the final promulgation of the Phase II cooling water intake structure regulation, legal challenges were filed by environmental groups, Attorneys General for six states, a utility trade association, and several individual electric power generating companies.
These cases have been consolidated and transferred to the United States Court of Appeals for the Second Circuit.  A briefing schedule has been established for the case and a decision is not expected until sometime in 2006.  The final requirements of the Phase II rule will not be fully known until these appeals are resolved and, if necessary, the regulation is revised by the US EPA.  While SCE believes that this rule, as drafted, would not have a material impact on SCE's operations at San Onofre, certain aspects of the rule that are being contested, such as the right to offset impacts through restoration, are important to SCE's expectation that compliance with the new rules will not require any physical or operational modifications at San Onofre.  Until the challenges to the rulemaking have concluded, SCE cannot determine the full financial impact of this rule.

Safe Drinking Water and Toxic Enforcement Act.  California's Safe Drinking Water and Toxic Enforcement Act prohibits the exposure of individuals to chemicals known to the State of California to cause cancer or reproductive harm and the discharge of such chemicals into potential sources of drinking water.  As SCE's operations call for use of different products, and as additional chemicals are placed on the State of California's list, SCE is required to incur additional costs to review and possibly revise its operations to ensure compliance with the requirements of this law.

                                              BUSINESS OF MISSION ENERGY HOLDING COMPANY

MEHC was formed in June 2001 as a wholly owned subsidiary of Edison Mission Group Inc., which is a wholly owned subsidiary of Edison
International.  MEHC was formed to hold the common stock of EME.

On July 2, 2001, Edison Mission Group Inc. contributed to MEHC all the outstanding common stock of EME.  The contribution of EME's common stock to MEHC has been accounted for as a transfer of ownership of companies under common control, which is similar to a pooling of interest.  This means that MEHC's historical financial results of operations and financial position will include the historical financial results and results of operations of EME and its subsidiaries as though MEHC had such ownership throughout the periods presented.  MEHC's only substantive liabilities are its obligations under its senior secured notes and corporate overhead, including fees of its legal counsel, auditors and other advisors.  MEHC does not have any substantive operations other than through
EME and its subsidiaries and other investments.

During 2004 and early 2005, EME completed the sale of substantially all its international assets totaling 6,452 MW as part of the restructuring plan announced during the fourth quarter of 2003 designed to reduce debt and improve liquidity. Highlights of these activities are described below.

o    On September 30, 2004, EME completed the sale of its 51.2% interest in Contact Energy Limited to Origin Energy New Zealand
     Limited.

o    On December 16, 2004, EME completed the sale of the stock and related assets of MEC International B.V. to a consortium comprised of International Power plc (70%) and Mitsui & Co., Ltd. (30%), which is referred to as IPM in this annual report. The sale of MEC
     International B.V. included the sale of EME's ownership interests in ten electric power generating projects or companies located in Europe, Asia, Australia, and Puerto Rico.

o    On January 10, 2005, EME completed the sale of its 50% equity interest in the Caliraya-Botocan-Kalayaan (CBK) hydroelectric power project located in the Philippines pursuant to CBK Projects B.V.

o    On February 3, 2005, EME completed the sale of its 25% equity interest in the Tri Energy project.

MEHC is incorporated under the laws of the State of Delaware.  MEHC's headquarters and principal executive offices are located at
2600 Michelson Drive, Suite 1700, Irvine, California 92612, and its telephone number is (949) 852-3576.  MEHC has no full-time employees.

Important information about MEHC's liquidity and related issues appears in the MD&A under the heading's "MEHC:  Management Overview"
and "MEHC:  Liquidity," and is incorporated herein by this reference.

Further information on EME's asset sales appears in the MD&A under the headings "Discontinued Operations" and "Acquisitions and
Dispositions," and is incorporated herein by this reference.

Business of Edison Mission Energy

As mentioned above, since the second quarter of 2004, MEHC (parent) and EME are presented as one business segment on a consolidated basis.

EME is an independent power producer engaged in the business of owning or leasing, operating and selling energy and capacity from electric power generation facilities.  EME also conducts price risk management and energy trading activities in power markets open to competition.  EME is a wholly owned subsidiary of MEHC.  Edison International is EME's ultimate parent company.

EME was formed in 1986 with two domestic operating power plants.  As of December 31, 2004, EME's continuing operations consisted of owned or leased interests in 18 operating power plants with an aggregate net physical capacity of 9,914 MW, of which EME's capacity pro rata share was 8,834 MW.

As discussed above, during 2004 and early 2005, EME completed the sale of substantially all its international assets.

EME is incorporated under the laws of the State of Delaware.  EME's headquarters and principal executive offices are located at 18101
Von Karman Avenue, Suite 1700, Irvine, California 92612, and EME's telephone number is (949) 752-5588.

Competition and Market Conditions of EME

The United States electric industry, including companies engaged in providing generation, transmission, distribution and ancillary services, has undergone significant change leading to significant deregulation, which has led to increased competition.  Until the enactment of the Public Utility Regulatory Policies Act of 1978, or PURPA, utilities and government-owned power agencies were the only producers of bulk electric power intended for sale to third parties in the United States.  PURPA encouraged the development of independent power by removing regulatory constraints relating to the production and sale of electric energy by certain non-utilities and requiring electric utilities to buy electricity from specified types of non-utility power producers, known as qualifying facilities, under specified conditions.  The passage of the Energy Policy Act of 1992 further encouraged the development of independent power by significantly expanding the options available to independent power producers with respect to their regulatory status and by liberalizing transmission access.  As a result, a significant market for electric power produced by independent power producers, such as EME, developed in the United States.

As part of the regulatory developments discussed above, the FERC encouraged the formation of independent systems operators (ISOs) and regional transmission organizations (RTOs). In those areas where ISOs and RTOs have been formed, market participants have expanded access to transmission service. ISOs and RTOs may also operate real-time and day ahead energy and ancillary service markets, which are governed by FERC-approved tariffs and market rules. The development of markets into which independent power producers are able to sell has reduced their dependence on bilateral contracts with electric utilities. See further discussion of regulations under
"Business of Mission Energy Holding Company--Regulation of EME--United States Federal Energy Regulation."

EME's largest power plants are located in Illinois and Pennsylvania and sell power into PJM Interconnection, LLC, commonly referred to as PJM. PJM is the largest centrally dispatched electric control area in North America.  As reported on the PJM website
(www.pjm.com) on March 1, 2005, PJM consists of about 1,000 generating units with a total installed capacity of approximately
137,490 MW serves approximately 45.3 million people, and covers portions of Pennsylvania, New Jersey, Maryland, Delaware, the District
of Columbia, Illinois, Indiana, Kentucky, Michigan, Ohio, Tennessee, West Virginia and Virginia. PJM operates the wholesale spot energy market and determines the market-clearing price for each hour based on bids submitted by participating generators which indicate the minimum prices a bidder is willing to accept to be dispatched at various incremental generation levels. PJM conducts both day-ahead and real-time energy markets. PJM's energy markets are based on locational marginal pricing, which establishes hourly prices at specific locations throughout PJM. Locational marginal pricing is determined by considering a number of factors including generator bids, load requirements, transmission congestion and transmission losses. PJM requires all load serving entities to maintain prescribed levels of capacity, including a reserve margin, to ensure system reliability. PJM also determines the amount of capacity available from each specific generator and operates capacity markets. PJM's capacity markets have a single market-clearing price. Load serving entities and generators, such as EME's subsidiaries Midwest Generation LLC (Midwest Generation) and EME Homer
City Generation L.P. (EME Homer City), may participate in PJM's capacity markets or transact capacity on a bilateral basis.

EME is subject to intense competition from energy marketers, utilities, industrial companies and other independent power producers.
In prior years, the restructuring of energy markets led to the sale of utility-owned assets to EME and its competitors.  More recently, in response to market conditions, EME has changed its focus from acquisition and growth to reducing debt and operating, maintaining, and maximizing the value of its current asset base.  Accordingly, EME has engaged in asset sales, has canceled, deferred or sold new development projects, and has taken a number of actions to decrease capital expenditures, including reductions in operating costs and decommissioning of operations at several power plants.

Where EME sells power from plants from which the output is not committed to be sold under long-term contracts, commonly referred to as merchant plants, EME is subject to market fluctuations in prices based on a number of factors, including the amount of capacity available to meet demand, the price and availability of fuel and the presence of transmission constraints.  EME's customers include large electric utilities or regional distribution companies.  In some cases, the electric utilities and distribution companies have their own generation capacity, including nuclear generation, that affects the amount of generation available to meet demand and may affect the price of electricity in a particular market.

The proposed introduction of a new standard market design structure by the FERC, in those regions not currently organized into centralized power markets and the continued expansion by utilities of unbundled retail distribution services could lead to increased competition in the United States independent power market.  See "MEHC:  Other Developments in the MD&A."

Power Plants of EME

EME continues to operate in one line of business, electric power generation, with all of its continuing operations located in the
United States, except the Doga project in Turkey. Operating revenues are primarily related to the sale of power generated from the
Illinois Plants and Homer City facilities. EME is headquartered in Irvine, California with additional offices located in Chicago,
Illinois and Boston, Massachusetts. As a result of the sale of EME's interest in Contact Energy Limited and most of the remainder of its portfolio of international assets (which made up the reportable segments in Asia Pacific and Europe), EME does not meet the criteria for segment reporting.

As of December 31, 2004, EME's continuing operations consisted of ownership or leasehold interests in the following domestic operating power plants:

                                               Primary                                       Net Physical   EME's Capacity
                                               Electric                          Ownership     Capacity     Pro Rata Share
     Power Plants                Location     Purchaser(2)      Fuel Type        Interest      (in MW)         (in MW)
     ------------                --------     ---------         ---------        --------       -----           -----
    Merchant Power Plants
      Illinois Plants (6 plants)(1)..Illinois   PJM             Coal/Oil/ Gas      100%         5,876          5,876
      Homer City(1)............. Pennsylvania   PJM/NYISO       Coal               100%         1,884          1,884

    Contracted Power Plants
      Big 4 Projects
         Kern River(1).......... California     SCE             Natural Gas        50%            300            150
         Midway-Sunset(1)....... California     SCE             Natural Gas        50%            225            113
         Sycamore(1)............ California     SCE             Natural Gas        50%            300            150
         Watson................. California     SCE             Natural Gas        49%            385            189
      Westside Projects
         Coalinga(1)............ California     PG&E            Natural Gas        50%             38             19
         Mid-Set(1)............. California     PG&E            Natural Gas        50%             38             19
         Salinas River(1)....... California     PG&E            Natural Gas        50%             38             19
         Sargent Canyon(1)...... California     PG&E            Natural Gas        50%             38             19

    American Bituminous(1)...... West Virginia  MPC             Waste Coal         50%             80             40
    March Point................. Washington     PSE             Natural Gas        50%            140             70
    Sunrise(1).................. California     CDWR            Natural Gas        50%            572            286
                                                                                            ---------      ---------
         Total..................                                                                9,914          8,834
                                                                                            =========      =========
--------------

(1)  Plant is operated under contract by an EME operations and maintenance subsidiary (partially owned plants) or plant is operated directly by an EME subsidiary (wholly owned plants).

(2)  Electric purchaser abbreviations are as follows:

     CDWR           California Department of Water Resources
     PJM            PJM Interconnection, LLC
     MPC            Monongahela Power Company
     PG&E           Pacific Gas & Electric Company
     PJM/NYISO      PJM Interconnection, LLC/New York Independent System Operator
     PSE            Puget Sound Energy, Inc.
     SCE            Southern California Edison Company

Discontinued Operations of EME

Information about EME's discontinued operations appears in Note 15 of Notes to Financial Statements and is incorporated herein by this reference.

Price Risk Management and Trading Activities of EME

EME's power marketing and trading organization, Edison Mission Marketing & Trading, Inc., markets the energy and capacity of EME's merchant generating fleet and, in connection with this activity, trades electric power and energy and related commodity and financial products, including forwards, futures, options and swaps. Almost all of this trading activity is related either to realizing value from the sale of energy and capacity from EME's merchant plants or to risk management activities related to preserving the value of this marketing activity. EME segregates its marketing and trading activities into two categories:

o    Marketing and Fuel Management - Edison Mission Marketing & Trading engages in the sale of electricity and purchase of fuels through intercompany contracts with EME's subsidiaries that own or lease the Illinois Plants and the Homer City facilities. The objective of these activities is to sell the output of the power plants on a forward basis, thereby increasing the predictability of earnings and cash flows. Edison Mission Marketing & Trading also conducts risk management activities to manage the price risk associated with the purchase of fuels, including natural gas and fuel oil. Transactions entered into related to marketing and fuel management activities are designated separately from Edison Mission Marketing & Trading's trading activities and are recorded in what Edison Mission Marketing & Trading calls its hedge book.

o    Trading - As part of its trading activities, EME seeks to generate profit from the volatility of the price of electricity, fuels and transmission by buying and selling contracts for their sale or provision, as the case may be, in wholesale markets under limitations approved by EME's Risk Management Committee. These trading activities generally occur in markets that are related to the price risk management activities described above. Edison Mission Marketing & Trading generally balances forward sales and purchase contracts. Edison Mission Marketing & Trading's activities have included restructuring of power sales and power supply agreements for third parties, although these activities are not currently being pursued. Collectively, Edison
     Mission Marketing & Trading refers to these as its trading activities and records these transactions in what it calls its proprietary book.

Edison Mission Marketing & Trading is divided into front-, middle-, and back-office segments, with specified duties segregated for control purposes. Edison Mission Marketing & Trading also has a wholesale power scheduling group that operates on a 24-hour basis.

In conducting EME's price risk management and trading activities, EME contracts with a number of utilities, energy companies and financial institutions. Due to factors beyond EME's control, market liquidity has decreased significantly since the beginning of 2002 and continues to be limited. A number of formerly significant trading parties have completely withdrawn from the market or substantially reduced their trading activities. As noted, a reduction in price reporting has also limited price transparency in certain markets, which also may increase trading risks. While various industry groups and regulatory agencies have taken steps to address market liquidity, transparency and credit issues, there is no assurance as to when, or how effectively, such efforts will restore market confidence. In the event a counterparty were to default on its trade obligation, EME would be exposed to the risk of possible loss associated with reselling the contracted product at a lower price if the non-performing counterparty were unable to pay the resulting liquidated damages owed to EME. Further, EME would be exposed to the risk of non-payment of accounts receivable accrued for products delivered prior to the time such counterparty defaulted.

To manage credit risk, EME looks at the risk of a potential default by its counterparties. Credit risk is measured by the loss EME would record if its counterparties failed to perform pursuant to the terms of their contractual obligations. EME has established controls to determine and monitor the creditworthiness of counterparties and uses master netting agreements whenever possible to mitigate its exposure to counterparty risk. EME requires counterparties to pledge collateral when deemed necessary. EME uses published credit ratings of counterparties and other publicly disclosed information, such as financial statements, regulatory filings and press releases, to guide it in the process of setting credit levels, risk limits and contractual arrangements including master netting agreements. The credit quality of EME's counterparties is reviewed regularly by EME's risk management committee. In addition to continuously monitoring its credit exposure to its counterparties, EME also takes appropriate steps to limit or lower credit exposure. Despite this, there can be no assurance that EME's actions to mitigate risk will be wholly successful or that collateral pledged will be adequate.

EME's merchant power plants and energy trading activities expose EME to commodity price risks. Commodity price risks are actively monitored to ensure compliance with EME's risk management policies. Policies are in place which define risk tolerances, and procedures exist which allow for monitoring of all commitments and positions with regular reviews by a risk management committee. EME performs a "value at risk" analysis in its daily business to identify, measure, monitor and control its overall market risk exposure in respect of its Illinois Plants, its Homer City facilities and its proprietary positions. The use of value at risk allows management to aggregate overall commodity risk, compare risk on a consistent basis and identify the risk factors. Value at risk measures the possible loss over a given time interval, under normal market conditions, at a given confidence level. Given the inherent limitations of value at risk and relying on a single risk measurement tool, EME supplements this approach with the use of stress testing and worst-case scenario analysis for key risk factors, as well as stop loss limits and counterparty credit exposure limits. Despite this, there can be no assurance that all risks have been accurately identified, measured and/or mitigated.

In executing agreements with counterparties to conduct price risk management or trading activities, EME generally provides credit support when necessary through margining arrangements (agreements to provide or receive collateral based on changes in the market price of the underlying contract under specific terms) or letters of credit or guarantees. To manage its liquidity, EME assesses the potential impact of future price changes in determining the amount of collateral requirements under existing or anticipated forward contracts. There is no assurance that EME's liquidity will be adequate to meet margin calls from counterparties in the case of extreme market changes or that the failure to meet such cash requirements would not have a material adverse effect on its liquidity.
Additional information on EME's liquidity issues appears in the MD&A under the headings "MEHC:  Management Overview" and "MEHC:
Liquidity" and such information is incorporated herein by this reference.  "

Significant Customer

In the past three fiscal years, EME derived a significant source of its revenues from the sale of energy and capacity generated at the Illinois Plants to Exelon Generation Company LLC (Exelon Generation) primarily under three power purchase agreements, which began on December 15, 1999. The Collins Station power purchase agreement was terminated on September 30, 2004 and the other power purchase agreements expired on December 31, 2004. Exelon Generation accounted for approximately 36%, 40% and 66% of EME's consolidated operating revenues for the years ended December 31, 2004, 2003 and 2002, respectively.

For the year ended December 31, 2004, approximately 15% of EME's consolidated operating revenues generated at the Homer City facilities and Illinois Plants was from sales to BP Energy Company, a third-party customer. An investment grade affiliate of BP
Energy has guaranteed payment of amounts due under the related contracts.

Insurance

EME maintains insurance policies consistent with that normally carried by those companies engaged in similar business and owning similar properties. EME's insurance program includes all-risk property insurance, including business interruption, covering real and personal property, including losses from boilers, machinery breakdowns, and the perils of earthquake and flood, subject to specific sublimits. EME also carries general liability insurance covering liabilities to third parties for bodily injury or property damage resulting from operations, automobile liability insurance and excess liability insurance. Limits and deductibles in respect of these insurance policies are comparable to those carried by other electric generating facilities of similar size. However, no assurance can be given that EME's insurance will be adequate to cover all losses.

Seasonality of EME

EME's third quarter electric revenues are materially higher than revenues related to other quarters of the year.  Due to higher electric demand resulting from warmer weather during the summer months, electric revenues generated from the Homer City facilities and the Illinois Plants are generally higher during the third quarter of each year.

EME's third quarter equity in income from its energy projects is materially higher than equity in income related to other quarters of the year due to warmer weather during the summer months and because a number of EME's energy projects located on the West Coast have power sales contracts that provide for higher payments during the summer months.

Regulation of EME

General

EME's operations are subject to extensive regulation by governmental agencies.  EME's operating projects are subject to energy, environmental and other governmental laws and regulations at the federal, state and local levels in connection with the ownership and operation of its projects, and the use of electric energy, capacity and related products, including ancillary services from its projects.  Federal laws and regulations govern, among other things, transactions by and with purchasers of power, including utility companies, the operation of a power plant and the ownership of a power plant.  Under limited circumstances where exclusive federal jurisdiction is not applicable or specific exemptions or waivers from state or federal laws or regulations are otherwise unavailable, federal and/or state utility regulatory commissions may have broad jurisdiction over non-utility owned electric power plants.
Energy-producing projects are also subject to federal, state and local laws and regulations that govern the geographical location, zoning, land use and operation of a project.  Federal, state and local environmental requirements generally require that a wide variety of permits and other approvals be obtained before the commencement of construction or operation of an energy-producing facility and that the facility then operate in compliance with these permits and approvals.

EME is subject to a varied and complex body of laws and regulations that are in a state of flux. Intricate and changing environmental and other regulatory requirements could necessitate substantial expenditures and could create a significant risk of expensive delays or significant loss of value in a project if it were to become unable to function as planned due to changing requirements or local opposition.

United States Federal Energy Regulation

The FERC has ratemaking jurisdiction and other authority with respect to interstate wholesale sales and transmission of electric energy under the Federal Power Act and with respect to certain interstate sales, transportation and storage of natural gas under the
Natural Gas Act of 1938.  The SEC has regulatory powers with respect to upstream owners of electric and natural gas utilities under
PUHCA.  The enactment of PURPA and the adoption of regulations under that Act by the FERC provided incentives for the development of cogeneration facilities and small power production facilities using alternative or renewable fuels by establishing certain exemptions from the Federal Power Act and PUHCA for the

owners of qualifying facilities.  The passage of the Energy Policy Act in 1992 further encouraged independent power production by providing additional exemptions from PUHCA for exempt wholesale generators and foreign utility companies.

Federal Power Act - The Federal Power Act grants the FERC exclusive jurisdiction over the rates, terms and conditions of wholesale sales of electricity and transmission services in interstate commerce, including ongoing, as well as initial, rate jurisdiction.
This jurisdiction allows the FERC to revoke or modify previously approved rates after notice and opportunity for hearing.  These rates may be based on a cost-of-service approach or, in geographic and product markets determined by the FERC to be workably competitive, may be market-based.  As noted, most qualifying facilities are exempt from the ratemaking and several other provisions of the Federal Power Act.  Exempt wholesale generators and other non-qualifying facility independent power projects are subject to the Federal Power Act and to the to the FERC's ratemaking jurisdiction thereunder, but the FERC typically grants exempt wholesale generators the authority to charge market-based rates to purchasers which are not affiliated electric utility companies as long as the absence of market power is shown.  In addition, the Federal Power Act grants the FERC jurisdiction over the sale or transfer of jurisdictional facilities, including wholesale power sales contracts, and in some cases, jurisdiction over the issuance of securities or the assumption of specified liabilities and some interlocking directorates.  In granting authority to make sales at market-based rates, the FERC typically also grants blanket approval for the issuance of securities and partial waiver of the restrictions on interlocking directorates.

As of December 31, 2004, a number of EME's operating projects, including the Homer City facilities and the Illinois Plants, were subject to the FERC ratemaking regulation under the Federal Power Act.  EME's future domestic non-qualifying facility independent power projects will also be subject to the FERC jurisdiction on rates.

Public Utility Holding Company Act of 1935 - Edison International, EME's ultimate parent company, is a holding company because it owns Southern California Edison Company, an electric utility company.  However, Edison International and its subsidiaries are exempt from all provisions, except Section 9(a)(2), of the Public Utility Holding Company Act of 1935 (PUHCA) on the basis that Edison
International and SCE are incorporated in the same state and their utility businesses are predominantly intrastate in character and carried on substantially in their state of incorporation.  Section 9(a)(2) provides, in substance, that Edison International may not directly or indirectly acquire 5% or more of the voting securities of a public utility company other than SCE, unless the acquisition has been approved by the SEC.  Consequently, EME is not a subsidiary of a registered holding company so long as Edison International continues to be exempt from registration pursuant to Section 3(a)(1) or another of the exemptions enumerated in Section 3(a).  EME is not a holding company under PUHCA, because its interests in power generation facilities are exclusively in qualifying cogeneration facilities, facilities owned by exempt wholesale generators and facilities owned by foreign utility companies.  All projects that EME might develop or acquire will be non-qualifying facility independent power projects.  Loss of exempt wholesale generator, qualifying cogeneration facility or foreign utility company status for one or more projects could result in EME's becoming a holding company subject to registration and regulation under PUHCA and could trigger defaults under the covenants in EME's project agreements.
Becoming a holding company could, on a retroactive basis, lead to, among other things, fines and penalties and could cause certain of
EME's project agreements and other contracts to be voidable.

Public Utility Regulatory Policies Act of 1978 - PURPA provides two primary benefits to qualifying cogeneration facilities.  First, ownership of qualifying cogeneration facilities will not cause a company to be deemed an electric utility company for purposes of
PUHCA.  In addition, all cogeneration facilities that are qualifying facilities are exempt from most provisions of the Federal Power
Act and regulations of

the FERC thereunder.  Second, the FERC regulations promulgated under PURPA require that electric utilities purchase electricity generated by qualifying facilities at a price based on the purchasing utility's avoided cost, and that the utilities sell back up power to the qualifying facility on a nondiscriminatory basis.  The FERC's regulations define "avoided cost" as the incremental cost to an electric utility of electric energy or capacity, or both, which, but for the purchase from the qualifying facility or qualifying facilities, the utility would generate itself or purchase from another source.  The FERC's regulations also permit qualifying facilities and utilities to negotiate agreements for utility purchases of power at prices different from the utility's avoided costs.  While it had been common for utilities to enter into long-term contracts with qualifying facilities in order, among other things, to facilitate project financing of independent power facilities and to reflect the deferral by the utility of capital costs for new plant additions, increasing competition and the development of new power markets have resulted in a trend toward shorter term power contracts that would place greater risk on the project owner.

If one of the projects in which EME has an interest were to lose its status as a qualifying cogeneration facility, the project would no longer be entitled to the qualifying facility-related exemptions from regulation under PUHCA and the Federal Power Act.  As a result, the project could become subject to rate regulation by the FERC under the Federal Power Act, and EME could inadvertently become a holding company under PUHCA.  Under Section 26(b) of PUHCA, any project contracts that are entered into in violation of
PUHCA, including contracts entered into during any period of non-compliance with the registration requirement, could be determined by the courts or the SEC to be void.  If a project were to lose its qualifying cogeneration facility status, EME could attempt to avoid holding company status on a prospective basis by qualifying the project owner as an exempt wholesale generator.  However, assuming this changed status would be permissible under the terms of the applicable power sales agreement, rate approval from the FERC would be required.  In addition, the project would be required to cease selling electricity to any retail customers, in order to qualify for exempt wholesale generator status, and could become subject to additional state regulation.  Loss of qualifying cogeneration facility status by one project could also potentially cause other projects with the same partners to lose their qualifying facility status to the extent those partners became electric utilities, electric utility holding companies or affiliates of such companies for purposes of the ownership criteria applicable to qualifying facilities.  Loss of qualifying facility status could also trigger defaults under covenants to maintain qualifying facility status in the project's power sales agreements, steam sales agreements and financing agreements and result in termination, penalties or acceleration of indebtedness under such agreements.  If a power purchaser were to cease taking and paying for electricity or were to seek to obtain refunds of past amounts paid because of the loss of qualifying facility status, EME cannot provide assurance that the costs incurred in connection with the project could be recovered through sales to other purchasers.  Moreover, EME's business and financial condition could be adversely affected if regulations or legislation were modified or enacted that changed the standards for maintaining qualifying facility status or that eliminated or reduced the benefits, such as the mandatory purchase provisions of PURPA and exemptions currently enjoyed by qualifying facilities.
Loss of qualifying cogeneration facility status on a retroactive basis could lead to, among other things, fines and penalties, or claims by a utility customer for the refund of payments previously made.

EME endeavors to monitor regulatory compliance by its qualifying facility projects in a manner that minimizes the risks of losing these projects' qualifying facility status. However, some factors necessary to maintain qualifying facility status are subject to risks of events outside EME's control. For example, loss of a thermal energy customer or failure of a thermal energy customer to take required amounts of thermal energy from a cogeneration facility that is a qualifying facility could cause a facility to fail to meet the requirements regarding the minimum level of useful thermal energy output. Upon the occurrence of this type of event, EME would seek to replace the thermal energy customer or find another use for the thermal energy that meets the requirements of PURPA.

Natural Gas Act - Many of the operating facilities that EME owns, operates or has investments in use natural gas as their primary fuel.  Under the Natural Gas Act, the FERC has jurisdiction over certain sales of natural gas and over transportation and storage of natural gas in interstate commerce.  The FERC has granted blanket authority to all persons to make sales of natural gas without restriction but continues to exercise significant oversight with respect to transportation and storage of natural gas services in interstate commerce.

Environmental Matters Affecting EME

EME is subject to environmental regulation by federal, state and local authorities in the United States and foreign regulatory authorities with jurisdiction over any projects located outside the United States.  EME believes that it is in substantial compliance with environmental regulatory requirements and that maintaining compliance with current requirements will not materially affect its financial position or results of operations.  However, possible future developments, such as the promulgation of more stringent environmental laws and regulations, future proceedings that may be initiated by environmental authorities, and settlements agreed to by other companies could affect the costs and the manner in which EME conducts its business and could cause it to make substantial additional capital expenditures.  There is no assurance that EME would be able to recover these increased costs from its customers or that EME's financial position and results of operations would not be materially adversely affected.

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
The report was issued on September 30, 2004.  The report concluded, "It is clear that power plant emissions are a considerable source of air pollution and that reducing emissions will benefit public health.  However, moving forward with a state-specific regulatory or legislation strategy without fully understanding all the critical impacts on jobs and Illinois' economy overall as well as consumer utility rates and reliability of the power grid would be irresponsible."  Consequently, the Illinois EPA recommended "that the
Governor continue demanding that the federal government act nationally to reduce power plant emissions.  Further, the Illinois EPA recommends that the Governor insist that the competing issues of health, jobs, electric service reliability and affordable consumer rates be fully and completely reconciled in light of the many unanswered questions presented in this report.  While this work is already underway - and will continue - it can ultimately only be completed once the national emission reduction strategy solidifies and the timing and features of a national program are known."  While the law allows the Illinois EPA to propose regulations based on its findings no sooner than 90 days after the issuance of its findings, and requires the Illinois Pollution Control Board to act within one year on such proposed regulations, the report's recommendations indicate that the state will focus its efforts on impacting the federal regulatory process rather than recommending state-specific regulations.  At this time, EME cannot evaluate the potential impact of state action on its facilities since it will depend on the content of federal regulations.

Beginning with the 2003 ozone season (May 1 through September 30), EME has been required to comply with an average NOx emission rate of 0.25 lb NOx/mmBtu of heat input.  This limitation is commonly referred to as the East St. Louis State Implementation Plan.  This
regulation is a State of Illinois requirement.  Compliance with this standard was met by each of the Illinois Plants in 2004.
Beginning with the 2004 ozone season, the Illinois Plants became subject to the federally-mandated "NOx SIP Call" regulation that provided ozone-season NOx emission allowances to a 19-state region east of the Mississippi.  This program provides for NOx allowance trading similar to the current SO2 (acid rain) trading program already in effect. EME has already qualified for early reduction allowances by reducing NOx emissions at various plants ahead of the imposed deadline.  Additionally, the installation of emission control technology at certain plants has demonstrated over-compliance at those individual plants with the pending NOx emission limitations.  Finally, NOx emission trading will be utilized, as needed, to comply with any shortfalls at plants where installation of emission control technology has demonstrated reductions at levels short of the NOx limitations.

During 2004, the Illinois Plants stayed within their NOx allocations by augmenting their allocation with early reduction credits generated within the fleet.  In 2005, the Illinois Plants will use banked allowances, along with some purchased allowances, to stay within their NOx allocations. After 2005, EME plans to continue to purchase allowances while evaluating various technologies to determine whether any additional pollution controls should be installed at its Illinois Plants.

Water Quality.  The Illinois EPA is reviewing the water quality standards for the Des Plaines River adjacent to the Joliet Station and immediately downstream of the Will County Station to determine if the use classification should be upgraded.  An upgraded use classification could result in more stringent limits being applied to wastewater discharges to the river from these plants.  One of the limitations for discharges to the river that could be made more stringent if the existing use classification is changed would be the temperature of the discharges from the Joliet and Will County plants.  The Illinois EPA has also begun a review of the water quality standards for the Chicago River and Chicago Sanitary and Ship Canal which are adjacent to the Fisk and Crawford Stations.
Proposed changes to the existing standards are still being developed.  At this time no new standards have been proposed, so EME cannot estimate the financial impact of this review.  However, the cost of additional cooling water treatment, if required, could be substantial.

State - Pennsylvania

Water Quality.  The discharge from the treatment plant receiving the wastewater stream from EME's Unit 3 flue gas desulfurization system at the Homer City facilities has exceeded the stringent, water-quality based limits for selenium in the station's NPDES permit.  As a result, EME was notified in April 2002 by the Pennsylvania Department of Environmental Protection that it has been included in the Quarterly Noncompliance Report submitted to the US EPA.  EME has met with the contractor responsible for the Unit 3 flue gas desulfurization system to discuss approaches to resolving the water quality issues and is investigating technical alternatives for maximizing the level of selenium removal in the discharge.  EME has also discussed these approaches for resolving the water quality issues with PADEP.  While pilot studies have been completed which have improved the performance of the treatment system, the discharge has not been able to consistently meet its effluent limitation.  Chemicals are being added to the system to continue to improve its performance which has come very close to meeting the very tight water quality based limitation.  Plans are being made to conduct an additional pilot test should the new chemical addition procedure fail to achieve consistent compliance.
After the station achieves consistent compliance, EME will meet with PADEP to discuss the drafting of a consent agreement to address the selenium issue and will instruct the contractor to make the necessary improvements.  The consent agreement may include the payment of civil penalties, but the amount cannot be estimated at this time.

Federal - United States of America

Clean Air Act.  EME expects that compliance with the Clean Air Act and the regulations and revised State Implementation Plans developed as a consequence of the Act will result in increased capital expenditures and operating expenses.  EME's approach to meeting these obligations will consist of a blending of capital expenditure and emission allowance purchases that will be based on an ongoing assessment of the dynamics of its market conditions.

Mercury Regulation.  See "Business of Southern California Edison Company--Environmental Matters Affecting SCE--Mercury Maximum
Achievable Technology Determination" for a general description of US EPA's proposal and project timetable for finalizing regulations.
EME's preliminary estimate is that the anticipated mercury regulations, along with the other Clean Air Act developments described below, may require EME to spend approximately $300 million for capital improvements at its Homer City facilities in the 2006-2010 time frame, although the timing will depend on which mercury proposal is adopted.  Until the mercury regulations are finalized, EME cannot determine the potential impact of these regulations on the operations of its other facilities.  Additional capital costs, particularly on the Illinois coal units, related to these regulations could be required in the future and they could be material, depending upon the final standards adopted by US EPA.

National Ambient Air Quality Standards.  See "Business of Southern California Edison Company--Environmental Matters Affecting
SCE--National Ambient Air Quality Standards" for a general description of ambient air quality standards.  Matters affecting EME not otherwise described therein are discussed below.

Almost all of EME's facilities are located in counties that have been identified as non-attainment with both of the US EPA's revised ozone and fine particulate matter ambient air quality standards.

At this time, EME cannot predict the emission reduction targets that the US EPA will ultimately adopt or the specific timing for compliance with those targets.  In addition, any additional obligations on EME's facilities to further reduce their emissions of sulfur dioxide, nitrogen oxides and fine particulates to address local non-attainment with the 8-hour ozone and fine particulate matter standards will not be known until the states revise their implementation plans.  Depending upon the final standards that are adopted, EME may incur substantial costs or financial impacts resulting from required capital improvements or operational changes.

Regional Haze

The goal of the 1999 regional haze regulations is to restore visibility in mandatory federal Class I areas, such as national parks and wilderness areas, to natural background conditions in 60 years. Sources such as power plants that are reasonably anticipated to contribute to visibility impairment in Class I areas may be required to install Best Available Retrofit Technology (BART) or implement other control strategies to meet regional haze control requirements. States are required to revise their state implementation plans to demonstrate reasonable further progress towards meeting regional haze goals. Emission reductions that are achieved through other ongoing control programs may be sufficient to demonstrate reasonable progress toward the long-term goal, particularly for the first 10 to 15 year phase of the program. However, until the state implementation plans are revised, EME cannot predict whether it will be

required to install BART or implement other control strategies, and cannot identify the financial impacts of any additional control requirements.

New Source Review Requirements.  See "Business of Southern California Edison Company--Environmental Matters Affecting SCE--New Source
Review Requirements" for a general description of new source review requirements.  Matters affecting EME not otherwise described therein are discussed below.

EME and its subsidiaries have not been named as defendants in the lawsuits filed by the United States Department of Justice and have not received any administrative Notices of Violation alleging NSR violations at any of their facilities (information about the lawsuits and administrative notices are described above in "Business of Southern California Edison Company--Environmental Matters
Affecting SCE--New Source Review Requirements").

Prior to EME's purchase of the Homer City facilities, the US EPA requested information under Section 114 of the Clean Air Act from the prior owners of the plant concerning physical changes at the plant.  This request was part of US EPA's industry-wide investigation of compliance by coal-fired plants with the Clean Air Act NSR requirements.  On February 21, 2003, Midwest Generation received a request for information under Section 114 regarding past operations, maintenance and physical changes at the Illinois coal plants from the US EPA.  On July 28, 2003, Commonwealth Edison received a substantially similar request for information from the US
EPA related to these same plants.  Midwest Generation has provided responses to several portions of this request and, in cooperation with Commonwealth Edison, is obtaining the data necessary for the final response. Under date of February 1, 2005, US EPA submitted a request for some additional information to Midwest Generation. Midwest Generation is currently collecting available information responsive to this request.  Other than these request for information, no NSR enforcement-related proceedings have been initiated by the US EPA with respect to any of EME's facilities.

Developments with respect to changes to the NSR program and NSR enforcement will continue to be monitored by EME to assess that implications, if any, they will have on the operation of domestic power plants owned or operated by EME's subsidiaries, or on EME's results of operations or financial position.

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

Clean Water Act-Cooling Water Intake Structure.  See "Business of Southern California Edison--Environmental Matters Affecting
SCE--Federal Legislative Initiatives" for a general discussion of Section 316(b) of the Clean Water Act.  EME has begun to collect impingement and entrainment data at its potentially affected Illinois Plants to begin the process of determining what corrective actions may need to be taken.  Although the Phase II rule could have a material impact on EME's operations, EME cannot reasonably determine the financial impact on it at this time because it is in the beginning stages of collecting the data required by the regulation and due to the aforementioned legal challenges which may affect the obligations imposed by the rule.

Environmental Remediation.  See "Business of Southern California Edison Company--Environmental Matters Affecting SCE--Compliance with
Hazardous Substances and Hazardous Waste Laws" for a

general discussion of CERCLA and related regulations.  Matters affecting EME not otherwise described therein are discussed below.

With respect to EME's potential liabilities arising under CERCLA or similar laws for the investigation and remediation of contaminated property, EME accrues a liability to the extent the costs are probable and can be reasonably estimated.  Midwest
Generation has accrued approximately $2 million for estimated environmental investigation and remediation costs for the Illinois
Plants.  This estimate is based upon the number of sites, the scope of work and the estimated costs for environmental activity where such expenditures could be reasonably estimated.  Future estimated costs may vary based on changes in regulations or requirements of federal, state, or local governmental agencies, changes in technology, and actual costs of disposal.  In addition, future remediation costs will be affected by the nature and extent of contamination discovered at the sites that requires remediation.  Given the prior history of the operations at its facilities, EME cannot be certain that the existence or extent of all contamination at its sites has been fully identified.  However, based on available information, EME's management believes that future costs in excess of the amounts disclosed on all known and quantifiable environmental contingencies will not be material to EME's financial position.

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

EME has an equity interest in and operates the Doga generating plant in Turkey.  Turkey is classified as an Annex 1 or "developed"
country and is subject to national green house gas emission reduction targets during the period of 2008-2012 (i.e., Phase 1).  To date, Turkey has not yet ratified the Kyoto Protocol.  Because Turkey is anxious to be admitted as a member of the European Union and the European Union is such a proponent of the Protocol, it is expected that the European Union will exert pressure on Turkey to ratify the Protocol.

Neither EME nor its subsidiaries have been named as defendants in the lawsuits filed on July 21, 2004 (information about these lawsuits is described above in "Business of Southern California Edison Company--Environmental Matters Affecting SCE--Climate Change").

The ultimate outcome of the climate change debate could have a significant economic effect on EME. Any legal obligation that would require EME to substantially reduce its emissions of carbon dioxide would likely require extensive mitigation efforts and would raise considerable uncertainty about the future viability of fossil fuels, particularly coal, as an energy source for new and existing electric generating facilities.

Employees

At December 31, 2004, EME and its subsidiaries employed 1,768 people, including:

o    approximately 727 employees at the Illinois Plants covered by a collective bargaining agreement governing wages, certain benefits and working conditions.  This collective bargaining agreement is due to expire on December 31, 2005. Midwest Generation also has a separate collective bargaining agreement governing retirement, health care, disability and insurance benefits that expires on June 15, 2006. Most of Midwest Generation's employees were employees of Commonwealth Edison prior to Midwest
     Generation's acquisition of its power generation assets from Commonwealth Edison; and

o    approximately 195 employees at the Homer City facilities covered by a collective bargaining agreement governing wages, benefits and working conditions. This collective bargaining agreement expires on December 31, 2006. The majority of the technical staff at EME Homer City's facilities was retained after completing the acquisition.

                                                      BUSINESS OF EDISON CAPITAL

Edison Capital was incorporated in California in 1987.  Edison Capital has investments worldwide in energy and infrastructure projects, including power generation, electric transmission and distribution, transportation, and telecommunications.  Edison Capital also has investments in affordable housing projects located throughout the United States.  As of December 31, 2004, and for the 12
months then ended, Edison Capital had total consolidated assets of $3.5 billion, consolidated revenue of $102 million, and net income of $60 million.  At December 31, 2004, Edison Capital and its subsidiaries employed 51 people.

Energy and Infrastructure Investments of Edison Capital

Edison Capital's energy and infrastructure investments are in the form of domestic and cross-border leveraged leases, partnership interests in international infrastructure funds and operating companies in the United States.

Leveraged Leases.  As of December 31, 2004, Edison Capital is the lessor with an investment balance of $2.4 billion in the following leveraged leases:

  ----------------------------------- -------------------------- ------------------- --------------- ----------------
                                                                                                       Investment
                                                                                      Basic Lease        Balance
  Transaction                                   Asset              Location            Term Ends      (in millions)
  -------------------------------------------------------------------------------------------------------------------

  Domestic Leases
  ----------------------------------- -------------------------- ------------------- --------------- ----------------
  MCV o Midland Cogeneration          1,370 MW gas-fired         Midland,                 2015            $   43
  Ventures, selling power to          cogeneration plant         Michigan
  Consumers Energy Company
  ----------------------------------- -------------------------- ------------------- --------------- ----------------
  Vidalia o selling power to          192 MW hydro power plant   Vidalia,                 2020            $   93
  Entergy Louisiana,                                             Louisiana
  City of Vidalia
  ----------------------------------- -------------------------- ------------------- --------------- ----------------
  Beaver Valley o selling power to    836 MW nuclear power       Shippingport,            2017            $  137
  Ohio Edison Company, Centerior      plant                      Pennsylvania
  Energy Corporation
  ----------------------------------- -------------------------- ------------------- --------------- ----------------
  American Airlines                   3 Boeing 767 ER aircraft   domestic and             2016            $   61
                                                                 international
                                                                 routes
  -------------------------------------------------------------------------------------------------------------------

  Cross-border Leases
  ---------------------------------- -------------------------- ------------------- --------------- ----------------
  EPON o power generation company     1,675 MW combined cycle,   Netherlands              2016            $  438
                                      gas-fired power plant
                                      (3 of 5 units)
  ----------------------------------- -------------------------- ------------------- --------------- ----------------
  EPZ o consortium of government      580 MW coal/gas-fired      Netherlands              2016            $   91
  electric distribution companies     power plant
  ----------------------------------- -------------------------- ------------------- --------------- ----------------
  ESKOM o government integrated       4,110 MW coal-fired        South Africa             2018            $  639
  utility                             power plant (3 of 6
                                      units)
  ----------------------------------- -------------------------- ------------------- --------------- ----------------
  ETSA o government integrated        3,665 miles electric       South Australia          2022            $  302
  utility                             transmission system
  ----------------------------------- -------------------------- ------------------- --------------- ----------------
  NV Nederlandse Spoorwegen o         40 electric locomotives    Netherlands              2011            $   38
  national rail authority
  ----------------------------------- -------------------------- ------------------- --------------- ----------------
  Swisscom o government telecom       Telecom conduit            Switzerland              2028            $  601
  utility
  ----------------------------------- -------------------------- ------------------- --------------- ----------------

The rent paid by the lessee is expected to cover debt payments and provide a profit to Edison Capital.  As lessor, Edison Capital also claims the tax benefits, such as depreciation of the asset or amortization of lease payments and interest deductions.  All regulatory, operating, maintenance, insurance and decommissioning costs are the responsibility of the lessees.  The lessees'
performance is secured not only by the project assets, but also by other collateral that was valued as of December 31, 2004, in the aggregate at approximately $2.2 billion against $2.4 billion invested in leveraged leases.  The lenders have a priority lien against the assets but the loans are otherwise non-recourse to Edison Capital.  Edison Capital's leveraged lease investments depend upon the performance of the asset, the lessee's performance of its contract obligations, enforcement of remedies and sufficiency of the collateral in the event of default, and realization of tax benefits.

Information about issues with Edison Capital's investment in aircraft leased to American Airlines is contained in the MD&A under the heading "Edison Capital:  Market Risk Exposures--Credit and Performance Risk."

Infrastructure Funds.  Edison Capital holds a minority interest as a limited partner in three separate funds that invest in infrastructure assets in Latin America, Asia and countries in Europe with emerging economies.  Edison Capital is also a member of the investment committee of each fund.  At year-end 2004, Edison Capital had an investment balance of $39 million in the Latin America fund, $36 million in the Asia fund, and $87 million in the emerging Europe fund.  Edison Capital also made additional direct investments alongside the Latin America fund in the amount of $29 million.  On December 31, 2004, the remaining balance of the investment commitment was $9 million for the Latin America fund, $10 million for the Asia fund, and $58 million for the emerging
Europe fund.  These funds may be drawn during the remaining investment period for each fund for certain fees and if investments are identified by the fund manager and recommended by the fund's investment committee.  The fund managers look to exit the investments on favorable terms which provide a return to the limited partners from appreciation in the value of the investment.  The ability to exit investments on favorable terms depends upon many factors, including the economic conditions in each region, the performance of the asset, and whether there is a public or private market for these interests.  For some fund investments there may also be foreign currency exchange rate risk.  As of December 31, 2004, Edison Capital had received cash, net of management fees of $7 million from the Latin America fund, $36 million from the Asia fund, and $33 million from the emerging Europe fund.

Operating Companies.  At year-end 2004, Edison Capital had a net investment of $106 million in a number of wind power projects located in Iowa and Minnesota capable of generating 171 MW of electricity.  The wind projects sell power to the local utilities under long-term power purchase agreements with rates currently ranging from 4.8(cent)to 6(cent)per kWh but declining over time according to contract schedules.  Edison Capital also claims production tax credits, depreciation, and interest deductions from these projects for tax purposes.

Storm Lake, Edison Capital's largest wind power project with a net investment of $59 million at December 31, 2004, was developed and operated by Enron Wind, a subsidiary of Enron Corp.  Enron Corp filed bankruptcy in December 2001, and Enron Wind filed bankruptcy in
April 2002.  Edison Capital's affiliate operates the project.  The project's lenders had claimed that Enron Corp's and Enron Wind's bankruptcies are events of default under the loan agreements.  During 2004, Edison Capital reached agreement with the lenders to resolve alleged events of default by reducing the project loan balances subject to recovering damages in Enron's bankruptcy court case.

Affordable Housing Investments of Edison Capital

Over the past 14 years, Edison Capital has invested or participated in more than $1 billion in over 350 affordable housing projects with more than 26,500 units rented to qualifying low-income tenants in 36 states.  These investments are usually in the form of majority interests in limited partnerships or limited liability companies.  With a few exceptions, the projects are managed by third parties.  At year-end 2004, Edison Capital had a net investment of $70 million in affordable housing projects after syndicating substantial interests in 210 projects to other investors in previous years.  For 106 projects, Edison Capital has guaranteed a minimum return to the syndicated investor.  Edison Capital continues to consolidate the investment funds subject to the guaranteed minimum return.  Edison Capital retained a minority interest in, and continues to monitor all of the syndicated investments.  Edison
Capital is entitled to low-income housing tax credits, depreciation and interest deductions, and a small percentage of cash generated from the projects.  Edison Capital's tax credits from these projects could be recaptured by the Internal Revenue Service if, among other things, the project fails to comply with the requirements of the tax credit program, costs are excluded from the eligible basis used to compute the amount of tax credits, or the project changes ownership through foreclosure.  In most cases, Edison Capital is indemnified by the project manager (or parties related to it) against some losses, but there is no assurance of collecting against such indemnities.  As of year-end 2004, Edison Capital had not experienced any significant recapture of tax credits from its affordable housing projects.

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

Under tax allocation arrangements among Edison International and its subsidiaries, Edison Capital receives cash for federal and state tax benefits from its investments that are utilized on Edison International's tax return.  Information about Edison Capital's tax allocation payments and tax exposures is contained in the MD&A under the heading "Edison Capital:  Liquidity--Edison Capital's
Intercompany Tax-Allocation Payments" and "Other Developments--Federal Income Taxes."

Item 2.  Properties

As a holding company, Edison International does not directly own any significant properties other than the stock of its subsidiaries.  The principal properties of SCE are described above under "Business of Southern California Edison Company--Properties
of SCE."  Properties of EME and Edison Capital are discussed above under "Business of Mission Energy Holding Company--Business of
Edison Mission Energy" and "Business of Edison Capital," respectively.

Item 3.  Legal Proceedings

The following is a description of litigation of subsidiaries of Edison International which may be material to Edison International.

                                                  SOUTHERN CALIFORNIA EDISON COMPANY

Navajo Nation Litigation

Information about the Navajo Nation Litigation appears in the MD&A under the heading "SCE:  Other Developments--Navajo Nation
Litigation," and is incorporated herein by this reference.

                                                         EDISON MISSION ENERGY

Sunrise Power Company Lawsuits

Sunrise Power Company, in which a wholly owned subsidiary of EME owns a 50% interest, sells all its output to the California
Department of Water Resources under a power purchase agreement entered into on June 25, 2001. On February 25, 2002, the CPUC and the
California Electricity Oversight Board filed complaints with the FERC against all sellers of power under long-term contracts to the
California Department of Water Resources, including Sunrise Power Company. The CPUC complaint alleged that the contracts were "unjust and unreasonable" on price and other terms, and requested that the contracts be abrogated. The California Electricity Oversight Board complaint made a similar allegation and requested that the contracts be deemed voidable at the request of the California Department of Water Resources or, in the alternative, abrogated as of a future date, to allow for the possibility of renegotiation. In January
2003, the CPUC and the California Electricity Oversight Board dismissed their complaints against Sunrise Power Company pursuant to a global settlement that also involved a restructuring of Sunrise Power Company's long-term contract with the California Department of
Water Resources. On December 31, 2002, Sunrise Power Company restructured its contract with the California Department of Water
Resources. The restructured agreement reduced by 5% the capacity payments to be made to Sunrise Power Company as compensation for having power available when needed. In addition, Sunrise Power Company's option to extend the agreement for one year beyond
December 31, 2011 was terminated; however, the term of the restructured agreement was extended until June 30, 2012.

On May 15, 2002, Sunrise Power Company was served with a complaint filed in the Superior Court of the State of California, City and
County of San Francisco, by James M. Millar, "individually, and on behalf of the general public and as a representative taxpayer suit" against sellers of long-term power to the California Department of Water Resources, including Sunrise Power Company. The lawsuit alleges that the defendants, including Sunrise Power Company, engaged in unfair and fraudulent business practices by knowingly taking advantage of a manipulated power market to obtain unfair contract terms. The lawsuit seeks to enjoin enforcement of the "unfair and oppressive terms and conditions" in the contracts, as well as restitution by the defendants of excessive monies obtained by the defendants. Plaintiffs in several other class action lawsuits pending in Northern California have filed petitions seeking to have the
Millar lawsuit consolidated with those lawsuits. The defendants in the Millar lawsuit and other class action suits removed all the lawsuits to the US District Court, Northern District of California, and filed a motion to stay all proceedings pending final resolution of the jurisdictional issue. On July 9, 2003, Judge Whaley of the US District Court concluded the federal court lacked jurisdiction and remanded the case to the originating San Francisco Superior Court. In December 2003, James Millar filed a First
Amended Class Action and Representative Action Complaint which contains allegations similar to those in the earlier complaint but also alleges a class action. One of the newly added parties removed the lawsuit to federal court, and the court ordered remand to the San Francisco Superior Court. Defendants expect to file a responding pleading by April 2005.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders of Edison International during the fourth quarter of fiscal 2004.

Pursuant to Form 10-K's General Instruction (General Instruction) G(3), the following information is included as an additional item in Part I:

Executive Officers(1) of the Registrant

                                               Edison International
-------------------------------- -------------------------- -------------------------------------------------------
                                          Age at
Executive Officer                    December 31, 2004                         Company Position
-------------------------------- -------------------------- -------------------------------------------------------
John E. Bryson                              61              Chairman of the Board, President and Chief Executive
                                                            Officer
-------------------------------- -------------------------- -------------------------------------------------------
Thomas R. McDaniel                          55              Executive Vice President, Chief Financial Officer and
                                                            Treasurer
-------------------------------- -------------------------- -------------------------------------------------------
Bryant C. Danner(2)                         67              Executive Vice President and General Counsel
-------------------------------- -------------------------- -------------------------------------------------------
Thomas M. Noonan                            53              Vice President and Controller
-------------------------------- -------------------------- -------------------------------------------------------

---------------------------
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

(2)  Mr. Danner has announced his retirement as Executive Vice President and General Counsel of Edison International, effective
     June 30, 2005.

As set forth in Article IV of Edison International's Bylaws, the elected officers of Edison International are chosen annually by and serve at the pleasure of Edison International's Board of Directors and hold their respective offices until their resignation, removal, other disqualification from service, or until their respective successors are elected.  All of the officers of Edison
International have been actively engaged in the business of Edison International, SCE, and/or the Nonutility Companies for more than five years.  Those officers who have not held their present position with Edison International for the past five years or who have had other or additional principal positions in the past five years had the following business experience during that period:

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
                             Chairman of the Board, EME                              January 2000 to December 2002
---------------------------- ------------------------------------------------------- ------------------------------------
Thomas R. McDaniel           Executive Vice President, Chief Financial Officer and   January 2005 to present
                             Treasurer, Edison International
                             Chairman of the Board, President and Chief Executive    January 2003 to December 2004
                             Officer, EME
                             President and Chief Executive Officer, EME              August 2002 to December 2002
                             Chief Executive Officer, Edison Capital                 August 2002 to December 2004
                             President and Chief Executive Officer, Edison Capital   September 1987 to July 2002
---------------------------- ------------------------------------------------------- ------------------------------------
Thomas M. Noonan             Vice President and Controller, Edison International     March 1999 to present
                             and SCE
---------------------------- ------------------------------------------------------- ------------------------------------

                                         Southern California Edison Company
----------------------------- ------------------------ ------------------------------------------
                                      Age at
Executive Officer                December 31, 2004                Company Position
----------------------------- ------------------------ ------------------------------------------
John E. Bryson(1)                       61             Chairman of the Board
----------------------------- ------------------------ ------------------------------------------
Alan J. Fohrer                          54             Chief Executive Officer and Director
----------------------------- ------------------------ ------------------------------------------
Robert G. Foster                        57             President
----------------------------- ------------------------ ------------------------------------------

------------------
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
                          International and SCE
------------------------- ----------------------------------------------- -----------------------------------------

                                             The Nonutility Companies
------------------------------ ------------------------ ------------------------------------------------------------
                                       Age at
Executive Officer                 December 31, 2004                          Company Position
------------------------------ ------------------------ ------------------------------------------------------------
John E. Bryson(1)                        61             Chairman of the Board, Edison Capital
------------------------------ ------------------------ ------------------------------------------------------------
Theodore F. Craver, Jr.                  53             Chairman of the Board, President and Chief Executive
                                                        Officer, EME
                                                        Chief Executive Officer and Director, Edison Capital
------------------------------ ------------------------ ------------------------------------------------------------
Ashraf T. Dajani(2)                      57             President and Chief Operating Officer, Edison Capital
------------------------------ ------------------------ ------------------------------------------------------------

--------------------
(1)  Mr. Bryson is also deemed an Executive Officer due to his position at Edison International.  Information concerning his
     Company position and business experience is set forth under Edison International.  Edison International is the ultimate parent holding company of the Nonutility Companies.

(2)  Mr. Dajani has announced his retirement as President and Chief Operating Officer of Edison Capital, effective June 2, 2005.

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

                                       The Nonutility Companies
----------------------------- --------------------------------------------- ----------------------------------------
Executive Officer                           Company Position                            Effective Dates
----------------------------- --------------------------------------------- ----------------------------------------
Theodore F. Craver, Jr.       Chairman of the Board, President and Chief    January 2005 to present
                              Executive Officer, EME
                              Chief Executive Officer and Director,         January 2005 to present
                              Edison Capital
                              Executive Vice President, Chief Financial     January 2002 to December 2004
                              Officer and Treasurer, Edison International
                              Senior Vice President, Chief Financial        January 2000 to December 2001
                              Officer and Treasurer, Edison International
                              Chairman of the Board and Chief Executive     September 1999 to August 2001
                              Officer, Edison Enterprises(1)
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

                                                                PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Edison International Common Stock is traded on the New York Stock Exchange under the symbol "EIX."

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
Liquidity Issues" on page 61 and Note 5 of Notes to Financial Statements, which discussions are incorporated herein by this reference.  The number of common stock shareholders of record of Edison International was 61,066 on December 31, 2004.  Additional
information concerning the market for Edison International's Common Stock is set forth on the cover page hereof.

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
                                   (a) Total                                   Publicly          (or Units) that May
                               Number of Shares         (b) Average            Announced           Yet Be Purchased
                                  (or Units)          Price Paid per           Plans or           Under the Plans or
          Period                 Purchased(1)       Share (or Unit)(1)         Programs                Programs
---------------------------- ---------------------- -------------------- ---------------------- -----------------------

October 1, 2004 to                   1,532,307           $ 28.84                 --                      --
October 31, 2004

November 1, 2004 to                  3,238,277           $ 31.40                 --                      --
November 31, 2004

December 1, 2004 to                  2,679,194           $ 31.71                 --                      --
December 31, 2004
---------------------------- ---------------------- -------------------- ---------------------- -----------------------
Total                                7,449,778           $ 30.99                 --                      --
---------------------------- ---------------------- -------------------- ---------------------- -----------------------

-------------------
(1)  The shares were purchased by agents acting on Edison International's behalf for delivery to plan participants to fulfill requirements in connection with Edison International's:  (i) 401(k) Savings Plan; (ii) Dividend Reinvestment and Stock Purchase
     Plan; and (iii) long-term incentive compensation plans.  The shares were purchased in open-market transactions pursuant to plan terms or participant elections.  Edison International did not control the quantity of shares purchased, the timing of the purchases or the price of the shares purchased in these transactions.  None of the shares purchased were retired as a result of the transactions.

Item 6.  Selected Financial Data

Information responding to Item 6 is included in the Annual Report under "Selected Financial and Operating Data:  2000-2004" on page
6, and is incorporated herein by this reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Information responding to Item 7 is included in the Annual Report on pages 1 through 95 and is incorporated herein by this reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Information responding to Item 7A is included in the MD&A under the headings "SCE:  Market Risk Exposures" on pages 10 through 13;
"MEHC:  Market Risk Exposures" on pages 43 through 55; "Edison Capital:  Market Risk Exposures" on pages 59 through 60; and "Edison
International (Parent):  Market Risk Exposures" on page 62 and is incorporated herein by this reference.

Item 8.  Financial Statements and Supplementary Data

Certain information responding to Item 8 is set forth after Item 15 in Part III.  Other information responding to Item 8 is included in the Annual Report on pages 100 through 166 and is incorporated herein by this reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Edison International's management, under the supervision and with the participation of the company's Chief Executive Officer and
Chief Financial Officer, has evaluated the effectiveness of Edison International's disclosure controls and procedures (as that term is defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period, Edison International's disclosure controls and procedures are effective.

Management's Report on Internal Control Over Financial Reporting

Edison International's management is responsible for establishing and maintaining adequate internal control over financial reporting
(as that term is defined in Rule 13a-15(f) under the Exchange Act) for Edison International.  Under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, Edison International's management conducted an evaluation of the effectiveness of Edison International's internal control over financial reporting based on the framework set forth in Internal
Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on its
evaluation under the COSO framework, Edison International's management concluded that Edison International's internal control over financial reporting was effective as of December 31, 2004.  Management's assessment of the effectiveness of

Edison International's internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers
LLP, an independent registered public accounting firm, as stated in their report that accompanies Edison International's financial statements in the 2004 Annual Report to shareholders, and which is incorporated herein by this reference.

Changes in Internal Controls

There were no changes in Edison International's internal control over financial reporting (as such term is defined in Rules 13a-15(f)
or 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, Edison International's internal control over financial reporting.

Item 9B.  Other Information

None.

                                                               PART III

Item 10.  Directors and Executive Officers of the Registrant

Information concerning executive officers of Edison International is set forth in Part I in accordance with General Instruction G(3), pursuant to Instruction 3 to Item 401(b) of Regulation S-K.  Other information responding to Item 10 will appear in Edison
International's definitive Joint Proxy Statement (Proxy Statement) to be filed with the SEC in connection with Edison International's
Annual Shareholders' Meeting to be held on May 19, 2005, under the headings "Election of Directors, Nominees for Election," "Board
Committees and Subcommittees," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Code of Business Conduct and Ethics,"
and is incorporated herein by this reference.

Item 11.  Executive Compensation

Information responding to Item 11 will appear in the Proxy Statement under the headings "Director Compensation," "Executive
Compensation:--Summary Compensation Table, Option/SAR Grants in 2004, Aggregated Option/SAR Exercises in 2004 and FY-End Option/SAR
Values, Long-Term Incentive Plan Awards in Last Fiscal Year, Pension Plan Table, Other Retirement Benefits, and Employment Contracts
and Termination of Employment Arrangements," and "Compensation and Executive Personnel Committees' Interlocks and Insider
Participation," and is incorporated herein by this reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information responding to Item 12 will appear in the Proxy Statement under the headings "Stock Ownership of Directors and Executive
Officers" and "Stock Ownership of Certain Shareholders," and is incorporated herein by this reference.

Equity Compensation Plans

The following table provides information as of December 31, 2004, for compensation plans under which equity securities may be issued:

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
                                warrants and rights          warrants and rights       (excluding securities
       Plan Category                                                                   reflected in column (a))
                                          (a)                         (b)                          (c)
----------------------------    -------------------------    ----------------------    ----------------------------
Equity Compensation Plans              13,681,656                   $20.78                  7,649,952 (1)(2)
approved by security
holders

Equity Compensation Plans              2,680,264                    $17.82                      6,145,222
not approved by security
holders(3)
---------------------------- -- ------------------------- -- ---------------------- -- ----------------------------
Total                                  16,361,920                   $20.30                     13,795,174
---------------------------- -- ------------------------- -- ---------------------- -- ----------------------------

----------------
(1)  This amount is the aggregate number of shares available to be issued under the Equity Compensation Plan as of December 31, 2004.
     Each year, the number of shares available to be issued is increased by an amount equal to 1% of the total issued and outstanding shares of Edison International Common Stock as of December 31 of the prior year.  To the extent shares are not needed in any year, the excess authorized shares will carry over to subsequent years until the plan termination date, December 31, 2007.

(2)  The amount shown includes 447,553 shares available for issuance with respect to performance share awards in 2003 and 2004, and
     781,749 shares available for issuance with respect to deferred stock units awarded from 1998 through 2004.

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

     The administrator establishes the terms and conditions of the option awards including vesting, option term, transferability, payment deferral, employment termination provisions and adjustment provisions relative to stock splits, reorganizations and other corporate transactions.  The terms of the stock options granted in 2004 will appear in the Proxy Statement under the heading
     "Executive Compensation:  Option/SAR Grants in 2004," and are incorporated herein by this reference.  See Note 7 of Notes to
     Financial Statements for additional information concerning the 2000 Equity Plan.

Item 13.  Certain Relationships and Related Transactions

Information responding to Item 13 will appear in the Proxy Statement under the headings "Certain Relationships and Transactions," and is incorporated herein by this reference.

Item 14.  Principal Accounting Fees and Services

Information responding to Item 14 will appear in the Proxy Statement under the heading "Independent Registered Public Accounting Firm
Fees," and is incorporated herein by this reference.

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)   Financial Statements
The following items contained in the Annual Report are found on pages 1 through 165, and are incorporated herein by this reference.

         Management's Discussion and Analysis of Financial Condition and Results of Operations
         Management's Responsibility for Financial Reporting
         Management's Report on Internal Control Over Financial Reporting
         Report of Independent Registered Public Accounting Firm
         Consolidated Statements of Income - Years Ended December 31, 2004, 2003 and 2002
         Consolidated Statements of Comprehensive Income - Years Ended December 31, 2004,
              2003, and 2002
         Consolidated Balance Sheets - December 31, 2004 and 2003
         Consolidated Statements of Cash Flows - Years Ended December 31, 2004, 2003 and 2002
         Consolidated Statements of Changes in Common Shareholders' Equity - Years Ended December 31, 2004, 2003 and 2002
         Notes to Consolidated Financial Statements

(a)(2)   Report of Independent Registered Public Accounting Firm and Schedules Supplementing Financial Statements

The following documents may be found in this report at the indicated page numbers:
                                                                                           Page
                                                                                           ----
         Report of Independent Registered Public Accounting Firm
              on Financial Statement Schedules                                              45
         Schedule I - Condensed Financial Information of Parent                             46
         Schedule II - Valuation and Qualifying Accounts for the
              Years Ended December 31, 2004, 2003 and 2002                                  49

Schedules III through V, inclusive, are omitted as not required or not applicable.

(a)(3)   Exhibits

See Exhibit Index beginning on page 53 of this report.

Edison International will furnish a copy of any exhibit listed in the accompanying Exhibit Index upon written request and upon payment to Edison International of its reasonable expenses of furnishing such exhibit, which shall be limited to photocopying charges and, if mailed to the requesting party, the cost of first-class postage.

                                      Report of Independent Registered Public Accounting Firm on
                                                       Financial Statement Schedules

To the Board of Directors and
Shareholders of Edison International

Our audits of the consolidated financial statements referred to in our report dated March 15, 2004, appearing in the 2004 Annual
Report to Shareholders of Edison International (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form
10-K.  In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

Los Angeles, California
March 15, 2005

                                                         Edison International

                                        SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT

                                                       CONDENSED BALANCE SHEETS

                                                                                         December 31,
------------------------------------------------------------------------------------------------------------------
In millions                                                                         2004                 2003
------------------------------------------------------------------------------------------------------------------
Assets:
    Cash and equivalents                                                        $    106             $   1,087
    Other current assets                                                           1,300                 1,410
------------------------------------------------------------------------------------------------------------------
      Total current assets                                                         1,406                 2,497

    Investments in subsidiaries                                                    6,893                 6,741
    Other                                                                              2                     2
------------------------------------------------------------------------------------------------------------------
      Total assets                                                              $  8,301             $   9,240
------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity:
    Accounts payable                                                            $      7             $       5
    Other current liabilities                                                      1,367                 2,083
------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                    1,374                 2,088

    Long-term debt                                                                                          --
    Other long-term liabilities                                                      812                 1,664
    Other deferred credits                                                            67                    55
    Common shareholders' equity                                                    6,048                 5,433
------------------------------------------------------------------------------------------------------------------
      Total liabilities and shareholders' equity                                $  8,301             $   9,240
------------------------------------------------------------------------------------------------------------------

                                                         Edison International

                                        SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT

                                                    CONDENSED STATEMENTS OF INCOME
                                         For the Years Ended December 31, 2004, 2003 and 2002

In millions, except per-share amounts                                  2004                2003                2002
----------------------------------------------------------------------------------------------------------------------

Operating revenue and other income                                   $   60             $    64           $      78
Operating expenses and interest expense                                 125                 156                 171
----------------------------------------------------------------------------------------------------------------------
Loss before equity in earnings of subsidiaries                          (65)                (92)                (93)

Equity in earnings of subsidiaries                                      981                 913               1,170
----------------------------------------------------------------------------------------------------------------------
Net income                                                           $  916             $   821           $   1,077
----------------------------------------------------------------------------------------------------------------------

Weighted-average shares of common stock outstanding                 325,811             325,811             325,811
Basic earnings per share                                          $    2.81           $    2.52           $    3.31
Diluted earnings per share                                        $    2.77           $    2.50           $    3.28

                                                         Edison International

                                        SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT

                                                  CONDENSED STATEMENTS OF CASH FLOWS
                                         For the Years Ended December 31, 2004, 2003 and 2002

In millions                                                          2004                2003              2002
------------------------------------------------------------------------------------------------------------------

Cash Flows From Operating Activities                             $    (57)          $    (229)          $  337
------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities                                 (925)              1,058             (116)
------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities                                    1                   6               --
------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and equivalents                      (981)                835              221
Cash and equivalents at beginning of year                           1,087                 252               31
------------------------------------------------------------------------------------------------------------------

Cash and equivalents at the end of year                          $    106           $   1,087           $  252
------------------------------------------------------------------------------------------------------------------

Cash dividends received from Consolidated Subsidiaries           $    825           $   1,192           $   15

                                                         Edison International

                                            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                 For the Year Ended December 31, 2004

                                                                   Additions
                                                       -------------------------------
                                     Balance at          Charged to        Charged to                    Balance at
                                    Beginning of          Costs and           Other                        End of
             Description               Period             Expenses          Accounts      Deductions       Period
----------------------------------------------------------------------------------------------------------------------

In millions

Uncollectible accounts
    Customers                          $  23.8             $  16.7          $  --           $  16.4        $  24.1
    All other                              9.9                 3.5             --               4.0            9.4
----------------------------------------------------------------------------------------------------------------------
Total                                  $  33.7             $  20.2          $  --           $  20.4(a)     $  33.5
----------------------------------------------------------------------------------------------------------------------

--------------------
(a)  Accounts written off, net.

                                                         Edison International

                                            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                 For the Year Ended December 31, 2003

                                                                   Additions
                                                       -------------------------------
                                     Balance at          Charged to        Charged to                    Balance at
                                    Beginning of          Costs and           Other                        End of
             Description              Period(1)           Expenses          Accounts      Deductions       Period
---------------------------------------------------------------------------------------------------------------------
In millions

Uncollectible accounts
    Customers                         $   39.0            $   19.4         $    --        $    34.6       $   23.8
    All other                              8.2                 5.8              --              4.1            9.9
---------------------------------------------------------------------------------------------------------------------
Total                                 $   47.2            $   25.2         $    --        $    38.7(a)    $   33.7
---------------------------------------------------------------------------------------------------------------------

(1)  Excludes allowance for doubtful account of discontinued operations of $6.5 million.

--------------
(a)  Accounts written off, net.

                                                         Edison International

                                            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                 For the Year Ended December 31, 2002

                                                                   Additions
                                                       -------------------------------
                                     Balance at          Charged to        Charged to                    Balance at
                                    Beginning of          Costs and           Other                        End of
             Description              Period(1)           Expenses          Accounts      Deductions       Period
---------------------------------------------------------------------------------------------------------------------
In millions

Uncollectible accounts
    Customers                         $   37.7            $   21.1         $    --        $    19.8       $   39.0
    All other                              3.7                 7.6              --              3.1            8.2
---------------------------------------------------------------------------------------------------------------------
Total                                 $   41.4            $   28.7         $    --        $    22.9(a)    $   47.2
---------------------------------------------------------------------------------------------------------------------

--------------
Excludes allowance for doubtful account of discontinued operations of $4.2 million.

(a)  Accounts written off, net.

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

                                                              EDISON INTERNATIONAL

                                                              By:

                                                              /s/ Thomas M. Noonan
                                                              ----------------------------------
                                                              Thomas M. Noonan
                                                              Vice President and Controller

                                                              Date:  March 16, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

       Signature                                                Title
       ---------                                                -----

Principal Executive Officer:                         Chairman of the Board, President,
     John E. Bryson*                                      Chief Executive Officer and Director

Principal Financial Officer:                         Executive Vice President, Chief
     Thomas R. McDaniel*                                  Financial Officer and Treasurer

Controller or Principal Accounting Officer:          Vice President and Controller
     Thomas M. Noonan

Board of Directors:

     France A. Cordova*                              Director
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
     James M. Rosser*                                Director
     Richard T. Schlosberg, III*                     Director
     Robert H. Smith*                                Director
     Thomas C. Sutton*                               Director

*By:

/s/ Thomas M. Noonan
------------------------------------
Thomas M. Noonan
Vice President and Controller

Date:  March 16, 2005

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
              Edison International Form 8-K dated May 21, 2004)*

Edison International
4.1           Subordinated Indenture, dated as of July 26, 1999 (File No. 1-9936, filed as Exhibit 4.1 to Form 8-K dated July 26,
              1999)*
4.2           Senior Indenture, dated September 28, 1999 (File No. 1-9936, filed as Exhibit 4.1 to Form 10-Q for the quarter ended
              September 30, 1999)*
4.3           Supplemental Indenture No. 1, dated September 28, 1999 (File No. 1-9936, filed as Exhibit 4.2 to Edison International
              Form 10-Q for the quarter ended September 30, 1999)*
4.4           Rights Agreement, dated November 21, 1996 (Form 8-A dated November 21, 1996)*
4.5           Amendment to Rights Agreement, dated September 16, 1999 (File No. 1-9936, Form 10-Q for the quarter ended September 30,
              1999)*
4.6           Agreement and Appointment of Successor Rights Agent, dated August 1, 2002 (File No. 1-9936, Form 10-K for the year ended
              December 31, 2003)*
4.6.1         Amendment to Rights Agreement, dated February 26, 2003 (File No. 1-9936, Form 8-K dated March 1, 2003)*

Southern California Edison Company
4.7           SCE First Mortgage Bond Trust Indenture, dated as of October 1, 1923 (Registration No. 2-1369)*
4.8           Supplemental Indenture, dated as of March 1, 1927 (Registration No. 2-1369)*
4.9           Third Supplemental Indenture, dated as of June 24, 1935 (Registration No. 2-1602)*
4.10          Fourth Supplemental Indenture, dated as of September 1, 1935 (Registration No. 2-4522)*
4.11          Fifth Supplemental Indenture, dated as of August 15, 1939 (Registration No. 2-4522)*
4.12          Sixth Supplemental Indenture, dated as of September 1, 1940 (Registration No. 2-4522)*
4.13          Eighth Supplemental Indenture, dated as of August 15, 1948 (Registration No. 2-7610)*
4.14          Twenty-Fourth Supplemental Indenture, dated as of February 15, 1964 (Registration No. 2-22056)*
4.15          Eighty-Eighth Supplemental Indenture, dated as of July 15, 1992 (File No. 1-2313, Form 8-K dated July 22, 1992)*
4.16          Indenture, dated as of January 15, 1993 (File No. 1-2313, Form 8-K dated January 28, 1993)*

Mission Energy Holding Company
4.17          Indenture, dated as of July 2, 2001, by and between Mission Energy Holding Company and Wilmington Trust Company with respect to $900 million aggregate principal amount of 13.50% Senior Secured Notes due 2008 (File No. 333-68632, filed as
              Exhibit 4.1 to Mission Energy Holding Company's Registration Statement on Form S-4 to the SEC on August 29, 2001)*
4.18          Registration Rights Agreement, dated as of July 2, 2001, by and between Mission Energy Holding Company and Goldman,
              Sachs & Co. (File No. 333-68632, filed as Exhibit 4.2 to Mission Energy Holding Company's Registration Statement on Form
              S-4 to the SEC on August 29, 2001)*
4.19          Indenture Escrow and Security Agreement, dated as of July 2, 2001, by and among Mission Energy Holding Company,
              Wilmington Trust Company, as Trustee, and Wilmington Trust Company, as Indenture Escrow Agent (File No. 333-68632, filed as Exhibit 4.3 to Mission Energy Holding Company's Registration Statement on Form S-4 to the SEC on August 29, 2001)*
4.20          Amended and Restated Credit Agreement, dated as of July 3, 2001, by and among Mission Energy Holding Company, the lenders party thereto from time to time, Goldman Sachs Credit Partners L.P., as sole Lead Arranger, as Administrative
              Agent and as Term Loan Collateral Agent, and Lehman Commercial Paper Inc., as Syndication Agent (File No. 333-68632,
              filed as Exhibit 4.4 to Mission Energy Holding Company's Registration Statement on Form S-4 to the SEC on August 29,
              2001)*
4.21          Loan Escrow and Security Agreement, dated as of July 2, 2001, by and among Mission Energy Holding Company, Goldman,
              Sachs & Co., as Collateral Agent, Goldman Sachs Credit Partners L.P., as Administrative Agent, and Wilmington Trust
              Company, as Loan Escrow Agent (File No. 333-68632, filed as Exhibit 4.5 to Mission Energy Holding Company's Registration
              Statement on Form S-4 to the SEC on August 29, 2001)*
4.22          Pledge and Security Agreement, dated as of July 2, 2001, by and among Mission Energy Holding Company, Goldman Sachs
              Credit Partners L.P., as Administrative Agent, and Wilmington Trust Company, as Trustee and Joint Collateral Agent (File
              No. 333-68632, filed as Exhibit 4.6 to Mission Energy Holding Company's Registration Statement on Form S-4 to the SEC on
              August 29, 2001)*

Edison Mission Energy (EME)
4.23          Indenture, dated as of August 10, 2001, among Edison Mission Energy and The Bank of New York as Trustee (File No.
              333-68630, filed as Exhibit 4.1 to Edison Mission Energy's Registration Statement on Form S-4 to the SEC on August 29,
              2001)*
4.24          Form of 10% Senior Note due 2008 (File No. 333-68630, filed as part of Exhibit 4.1 to Edison Mission Energy's
              Registration Statement on Form S-4 to the SEC on August 29, 2001)*
4.25          Registration Rights Agreement, dated as of August 7, 2001, among Edison Mission Energy, Credit Suisse First Boston
              Corporation, BMO Nesbitt Burns Corp., Salomon Smith Barney Inc., SG Cowen Securities Corporation, TD Securities (USA)
              Inc. and Westdeutsche Landesbank Girozentrale (Dusseldorf) (File No. 333-68630, filed as Exhibit 4.2 to Edison Mission
              Energy's Registration Statement on Form S-4 to the SEC on August 29, 2001)*
4.26          Indenture, dated as of April 5, 2001, among Edison Mission Energy and United States Trust Company of New York as Trustee
              (File No. 333-59348-01, filed as Exhibit 4.20 to Edison Mission Energy's and Midwest Generation LLC's Registration
              Statement on Form S-4 to the SEC on April 20, 2001)*

4.27          Form of 9.875% Senior Note due 2011 (File No. 333-59468, filed as part of Exhibit 4.1 to Edison Mission Energy's
              Registration Statement on Form S-4 to the SEC on April 24, 2001)*
4.28          Registration Rights Agreement, dated as of April 2, 2001, among Edison Mission Energy and Credit Suisse First Boston
              Corporation and Westdeutsche Landesbank Girozentrale (Dusseldorf) as representatives of the Initial Purchasers (File No.
              333-59468, filed as Exhibit 4.2 to Edison Mission Energy's Registration Statement on Form S-4 to the SEC on April 24,
              2001)*
4.29          Guarantee, dated as of August 17, 2000, made by Edison Mission Energy, as Guarantor in favor of Powerton Trust I, as
              Owner Lessor (File No. 333-59348-01, filed as Exhibit 4.9 to Edison Mission Energy's and Midwest Generation LLC's
              Registration Statement on Form S-4 to the SEC on April 20, 2001)*
4.30          Schedule identifying substantially identical agreement to Guarantee constituting Exhibit 4.36 hereto (File No.
              333-59348-01, filed as Exhibit 4.9.1 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on
              Form S-4 to the SEC on April 20, 2001)*
4.31          Guarantee, dated as of August 17, 2000, made by Edison Mission Energy, as Guarantor in favor of Joliet Trust I, as Owner
              Lessor (File No. 333-59348-01, filed as Exhibit 4.10 to Edison Mission Energy's and Midwest Generation LLC's
              Registration Statement on Form S-4 to the SEC on April 20, 2001)*
4.32          Schedule identifying substantially identical agreement to Guarantee constituting Exhibit 4.38 hereto (File No.
              333-59348-01, filed as Exhibit 4.10.1 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on
              Form S-4 to the SEC on April 20, 2001)*
4.33          Registration Rights Agreement, dated as of August 17, 2000, among Edison Mission Energy, Midwest Generation, LLC and
              Credit Suisse First Boston Corporation and Lehman Brothers Inc., as representatives of the Initial Purchasers (File No.
              333-59348-01, filed as Exhibit 4.11 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on
              Form S-4 to the SEC on April 20, 2001)*
4.34          Participation Agreement (T1), dated as of August 17, 2000, by and among, Midwest Generation, LLC, Powerton Trust I, as the Owner Lessor, Wilmington Trust Company, as the Owner Trustee, Powerton Generation I, LLC, as the Owner Participant,
              Edison Mission Energy, United States Trust Company of New York, as the Lease Indenture Trustee, and United States Trust
              Company of New York, as the Pass Through Trustees (File No. 333-59348-01, filed as Edison Mission Energy's and Midwest
              Generation LLC's Registration Statement on Form S-4 to the SEC on April 20, 2001)*
4.35          Schedule identifying substantially identical agreement to Participation Agreement constituting Exhibit 4.41 hereto (File
              No. 333-59348-01, filed as Exhibit 4.12.1 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement
              on Form S-4 to the SEC on April 20, 2001)*
4.36          Participation Agreement (T1), dated as of August 17, 2000, by and among, Midwest Generation, LLC, Joliet Trust I, as the
              Owner Lessor, Wilmington Trust Company, as the Owner Trustee, Joliet Generation I, LLC, as the Owner Participant, Edison
              Mission Energy, United States Trust Company of New York, as the Lease Indenture Trustee and United States Trust Company
              of New York, as the Pass Through Trustees (File No. 333-59348-01, filed as Exhibit 4.13 to Edison Mission Energy's and
              Midwest Generation LLC's Registration Statement on Form S-4 to the SEC on April 20, 2001)*
4.37          Schedule identifying substantially identical agreement to Participation Agreement constituting Exhibit 4.43 hereto (File
              No. 333-59348-01, filed as Exhibit 4.13.1 to Edison

              Mission Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the SEC on April 20, 2001)*
4.38          Copy of the Global Debenture representing Edison Mission Energy's 9-7/8% Junior Subordinated Deferrable Interest
              Debentures, Series A, Due 2024 (File No. 1-13434, filed as Exhibit 4.1 to Edison Mission Energy's Form 10-K for the year ended December 31, 1994)*
4.39          Conformed copy of the Indenture, dated as of November 30, 1994, between Edison Mission Energy and The First National
              Bank of Chicago, as Trustee (File No. 1-13434, filed as Exhibit 4.2 to Edison Mission Energy's Form 10-K for the year ended December 31, 1994)*
4.40          First Supplemental Indenture, dated as of November 30, 1994, to Indenture dated as of November 30, 1994 between Edison
              Mission Energy and The First National Bank of Chicago, as Trustee (File No. 1-13434, filed as Exhibit 4.2.1 to Edison
              Mission Energy's Form 10-K for the year ended December 31, 1994)*
4.41          Second Supplemental Indenture, dated as of August 8, 1995, to Indenture dated as of November 30, 1994 between Edison
              Mission Energy and The First National Bank of Chicago, as Trustee (File No. 333-68630, filed as Exhibit 4.11.2 to Edison
              Mission Energy's Registration Statement on Form S-4 to the SEC on August 29, 2001)*
4.42          Indenture, dated as of June 28, 1999, between Edison Mission Energy and The Bank of New York, as Trustee (File No.
              333-30748, filed as Exhibit 4.1 to Edison Mission Energy's Registration Statement on Form S-4 to the SEC on February 18,
              2000)*
4.43          First Supplemental Indenture, dated as of June 28, 1999, to Indenture dated as of June 28, 1999, between Edison Mission
              Energy and The Bank of New York, as Trustee (File No. 333-30748, filed as Exhibit 4.2 to Edison Mission Energy's
              Registration Statement on Form S-4 to the SEC on February 18, 2000)*
4.44          Promissory Note ($499,450,800), dated as of August 24, 2000, by Edison Mission Energy in favor of Midwest Generation,
              LLC (File No. 000-24890, filed as Exhibit 4.5 to Edison Mission Energy's Form 10-K for the year ended December 31, 2000)*
4.45          Schedule identifying substantially identical agreements to Promissory Note constituting Exhibit 4.51 hereto (File No.
              000-24890, filed as Exhibit 4.5.1 to Edison Mission Energy's Form 10-K for the year ended December 31, 2000)*
4.46          Participation Agreement, dated as of December 7, 2001, among EME Homer City Generation L.P., Homer City OL1 LLC, as
              Facility Lessor and Ground Lessee, Wells Fargo Bank Northwest National Association, General Electric Capital
              Corporation, The Bank of New York as the Security Agent, The Bank of New York as Lease Indenture Trustee, Homer City
              Funding LLC and The Bank of New York as Bondholder Trustee (File No. 333-92047-03, filed as to Exhibit 4.4 to the EME
              Homer City Generation L.P. Form 10-K for the year ended December 31, 2001)*
4.47          Schedule identifying substantially identical agreements to Participation Agreement constituting Exhibit 4.53 hereto
              (File No. 333-92047-03, filed as Exhibit 4.4.1 to the EME Homer City Generation L.P. Form 10-K for the year ended
              December 31, 2001)*
4.48          Open-End Mortgage, Security Agreement and Assignment of Rents, dated as of December 7, 2001, among Homer City OLI LLC, as the Owner Lessor to The Bank of New York, as Security Agent and Mortgagee (File No. 333-92047-03, filed as Exhibit
              4.9 to the EME Homer City Generation L.P. Form 10-K for the year ended December 31, 2001)*
4.48.1        Schedule identifying substantially identical agreements to Open-End Mortgage, Security Agreement and Assignment of Rents
              constituting Exhibit 4.55 hereto, incorporate by reference to Exhibit 4.9.1 to the EME Homer City Generation L.P. Form
              10-K for the year ended December 31, 2003.

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
              International Form 10-Q for the quarter ended June 30, 1998)*
10.15.1**     Equity Compensation Plan Amendment No. 1, effective May 18, 2000 (File No. 1-9936, filed as Exhibit 10.4 to Edison
              International Form 10-Q for the quarter ended June 30, 2000)*
10.16**       2000 Equity Plan, effective May 18, 2000 (File No. 1-9936, filed as Exhibit 10.1 to Edison International Form 10-Q for the quarter ended June 30, 2000)*
10.17**       Terms and conditions for 1993-1995 long-term compensation awards under the Officer Long-Term Incentive Compensation Plan
              (File No. 1-9936, filed as Exhibit 10.21.1 to Edison International Form 10-K for the year ended December 31, 1995)*
10.18**       Terms and conditions for 1996 long-term compensation awards under the Officer Long-Term Incentive Compensation Plan
              (File No. 1-9936, filed as Exhibit 10.16.2 to Edison International Form 10-K for the year ended December 31, 1996)*
10.19**       Terms and conditions for 1997 long-term compensation awards under the Officer Long-Term Incentive Compensation Plan
              (File No. 1-9936, filed as Exhibit 10.16.3 to Edison International Form 10-K for the year ended December 31, 1997)*
10.20**       Terms and conditions for 1998 long-term compensation awards under the Equity Compensation Plan (File No. 1-9936, filed as Exhibit 10.4 to Edison International Form 10-Q for the quarter ended June 30, 1998)*
10.21**       Terms and conditions for 1999 long-term compensation awards under the Equity Compensation Plan (File No. 1-9936, filed as Exhibit 10.1 to Edison International Form 10-Q for the quarter ended March 31, 1999)*
10.22**       Terms and conditions for 2000 basic long-term incentive compensation awards under the Equity Compensation Plan, , as restated (File No. 1-9936, filed as Exhibit 10.2 to Edison International Form 10-Q for the quarter ended March 31, 2000)*
10.23**       Terms and conditions for 2000 special stock option awards under the Equity Compensation Plan and 2000 Equity Plan (File
              No. 1-9936, filed as Exhibit 10.2 to Edison International Form 10-Q for the quarter ended June 30, 2000)*
10.24**       Terms and conditions for 2001 retention incentives under the Equity Compensation Plan (File No. 1-9936, filed as Exhibit
              10.5 to Edison International Form 10-Q for the quarter ended March 31, 2001)*
10.25**       Terms and conditions for 2001 exchange offer deferred stock units under the Equity Compensation Plan (File No. 1-9936, filed as Attachment C of Exhibit (a)(1) to Edison International Schedule TO-I dated October 26, 2001)*
10.26**       Terms and conditions for 2002 long-term compensation awards under the Equity Compensation Plan and 2000 Equity Plan
              (File No. 1-9936, filed as Exhibit 10.1 to Edison International Form 10-Q for the quarter ended March 31, 2002)*
10.27**       Terms and conditions for 2003 long-term compensation awards under the Equity Compensation Plan and 2000 Equity Plan
              (File No. 1-9936, filed as Exhibit 10.1 to Edison International Form 10-Q for the quarter ended March 31, 2003)*
10.28**       Terms and conditions for 2004 long-term compensation awards under the Equity Compensation Plan and 2000 Equity Plan
              (File No. 1-9936, filed as Exhibit 10.1 to Edison International Form 10-Q for the quarter ended March 31, 2004)*
10.29**       Special Grant Certificate and Award Agreement with Bryant C. Danner related to a May 2000 stock option award under the
              Equity Compensation Plan (File No. 1-9936, filed as Exhibit 10.19 to Edison International Form 10-K for the year ended
              December 31, 2000)*

10.30**       Director Nonqualified Stock Option Terms and Conditions under the Equity Compensation Plan (File No. 1-9936, filed as
              Exhibit 10.1 to Edison International Form 10-Q for the quarter ended June 30, 2002)*
10.31**       Director 2004 Nonqualified Stock Option Terms and Conditions under the Equity Compensation Plan (File No. 1-9936, filed as Exhibit 10.1 to Edison International Form 10-Q for the quarter ended June 30, 2004.)*
10.32**       Edison International and Edison Capital Affiliate Option Exchange Offer Circular dated July 3, 2000 (File No. 1-9936, filed as Exhibit 10.1 to Edison International Form 10-Q for the quarter ended September 30, 2000)*
10.33**       Edison International and Edison Capital Affiliate Option Exchange Offer Summary of Deferred Compensation Alternatives,
              dated July 3, 2000 (File No. 1-9936, filed as Exhibit 10.2 to Edison International Form 10-Q for the quarter ended
              September 30, 2000)*
10.34**       Edison International and Edison Mission Energy Affiliate Option Exchange Offer Circular, dated July 3, 2000 (File
              No. 1-13434, filed as Exhibit 10.93 to the Edison Mission Energy Form 10-K for the year ended December 31, 2001)*
10.35**       Edison International and Edison Mission Energy Affiliate Option Exchange Offer Summary of Deferred Compensation
              Alternatives, dated July 3, 2000 (File No. 1-13434, filed as Exhibit 10.94 to the Edison Mission Energy Form 10-K for
              the year ended December 31, 2001)*
10.36**       Estate and Financial Planning Program as amended April 23, 1999 (File No. 1-9936, filed as Exhibit 10.2 to Edison
              International Form 10-Q for the quarter ended June 30, 1999)*
10.37**       Option Gain Deferral Plan as restated September 15, 2000 (File No. 1-9936, filed as Exhibit 10.25 to Edison
              International Form 10-K for the year ended December 31, 2000)*
10.38**       Employment Letter Agreement with Bryant C. Danner, dated May 21, 1992 (File No. 1-9936, filed as Exhibit 10.27 to Edison
              International Form 10-K for the year ended December 31, 1992)*
10.39**       Resolution regarding the computation of disability and survivor benefits prior to age 55 for Alan J. Fohrer dated
              February 17, 2000 (File No. 1-9936, filed as Exhibit 10.2 to Edison International Form 10-Q for the quarter ended
              March 31, 2000)*
10.40**       Executive Severance Plan as adopted effective January 1, 2001 (File No. 1-9936, filed as Exhibit 10.34 to Edison
              International Form 10-K for the year ended December 31, 2001)*
10.41**       Performance and Retention Incentive Agreement between Edison Capital and Thomas R. McDaniel, effective as of August 1,
              2002 (File No. 1-9936, filed as Exhibit 10.32 to Edison International Form 10-K for the year ended December 31, 2001)*
10.42**       Performance and Retention Incentive Agreement between Edison Mission Energy and Thomas R. McDaniel, effective as of
              August 1, 2002 (File No. 1-13434, filed as Exhibit 10.108 to the Edison Mission Energy Form 10-K for the year ended
              December 31, 2002)*
10.43**       Employment Letter Agreement with Mahvash Yazdi, dated March 26, 1997 (File No. 1-9936, filed as Exhibit 10.34 to Edison
              International Form 10-K for the year ended December 31, 2002)*
10.44**       Amendment to 1985 Deferred Compensation Plan Agreement for Executives and Deferred Compensation Plan Deferred
              Compensation Agreement with John E. Bryson, dated December 31, 2003 (File No. 1-2313, filed as Exhibit 10.34 to SCE Form
              10-K for the year ended December 31, 2003)*
10.45**       Agreement between Edison International and SCE, dated December 31, 2003, addressing responsibility for the prospective costs of participation of John E. Bryson under the 1985 Deferred Compensation Plan Agreement for Executives, dated
              September 27, 1985, as amended, and the Deferred Compensation Plan Deferred Compensation Agreement, dated November 28,
              1984, as amended (File No. 1-2313, filed as Exhibit 10.35 to SCE Form 10-K for the year ended December 31, 2003)*

10.46**       Amendment to 1985 Deferred Compensation Plan Agreement for Directors with James M. Rosser, dated December 31, 2003 (File
              No. 1-2313, filed as Exhibit 10.36 to SCE Form 10-K for the year ended December 31, 2003)*
10.48         Amended and Restated Agreement for the Allocation of Income Tax Liabilities and Benefits among Edison International,
              Southern California Edison Company and The Mission Group dated September 10, 1996 (File No. 1-9936, filed as Exhibit
              10.3 to Edison International Form 10-Q for the quarter ended September 30, 2002)*
10.48.1       Amended and Restated Tax Allocation Agreement among The Mission Group and its first-tier subsidiaries dated September
              10, 1996 (File No. 1-9936, filed as Exhibit 10.3.1 to Edison International Form 10-Q for the quarter ended September 30,
              2002)*
10.48.2       Amended and Restated Tax Allocation Agreement between Edison Capital and Edison Funding Company (formerly Mission First
              Financial and Mission Funding Company) dated May 1, 1995 (File No. 1-9936, filed as Exhibit 10.3.2 to Edison
              International Form 10-Q for the quarter ended September 30, 2002)*
10.48.3       Tax Allocation Agreement between Mission Energy Holding Company and Edison Mission Energy dated July 2, 2001 (File No.
              1-9936, filed as Exhibit 10.3.3 to Edison International Form 10-Q for the quarter ended September 30, 2002)*
10.48.4       Administrative Agreement re Tax Allocation Payments among Edison International, Southern California Edison Company, The
              Mission Group, Edison Capital, Mission Energy Holding Company, Edison Mission Energy, Edison O&M Services, Edison
              Enterprises, and Mission Land Company dated July 2, 2001 (File No. 1-9936, filed as Exhibit 10.3.4 to Edison
              International Form 10-Q for the quarter ended September 30, 2002)*
10.49         Credit Agreement, dated as of February 1, 2005, among Edison International, Citicorp North America, Inc., as syndication agent, Credit Suisse First Boston, Lehman Commercial Paper Inc. and Union Bank Of California, N.A., as documentation agents, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto from time to time (File
              No. 001-9936, filed as Exhibit 10.1 to Edison International's Form 8-K, dated February 1, 2005)*
12            Computation of Ratios of Earnings to Fixed Charges
13            Selected portions of the Annual Report to Shareholders for year ended December 31, 2004
21            Subsidiaries of the Registrant
23            Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP
24.1          Power of Attorney
24.2          Certified copy of Resolution of Board of Directors Authorizing Signature
31.1          Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2          Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32            Statement Pursuant to 18 U.S.C. Section 1350

--------------------------
 *     Incorporated by reference pursuant to Rule 12b-32.
**     Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a)3.