Form 10-Q
period 2005-06-30
EDISON INTERNATIONAL
filed 2005-08-09
CIK 827052

                                                  SECURITIES AND EXCHANGE COMMISSION
                                                        Washington, D.C. 20549

                                                               FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   June 30, 2005
                               -----------------------------------------------------------------------------------

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

                         Class                                            Outstanding at August 5, 2005
-----------------------------------------------------       -------------------------------------------------------
              Common Stock, no par value                                           325,811,206

=======================================================================================================================================

EDISON INTERNATIONAL

INDEX
                                                                                                   Page
                                                                                                    No.
                                                                                                  ------

Part I.  Financial Information:

  Item 1.          Financial Statements:

                   Consolidated Statements of Income - Three and Six Months
                     Ended June 30, 2005 and 2004                                                   1

                   Consolidated Statements of Comprehensive Income -
                     Three and Six Months Ended June 30, 2005 and 2004                              2

                   Consolidated Balance Sheets - June 30, 2005
                     and December 31, 2004                                                          3

                   Consolidated Statements of Cash Flows - Six Months
                     Ended June 30, 2005 and 2004                                                   5

                   Notes to Consolidated Financial Statements                                       6

  Item 2.          Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                                     33

  Item 3.          Quantitative and Qualitative Disclosures About Market Risk                      85

  Item 4.          Controls and Procedures                                                         85

Part II.  Other Information:

  Item 1.          Legal Proceedings                                                               86

  Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds                     87

  Item 4.          Submission of Matters to a Vote of Security Holders                             88

  Item 6.          Exhibits                                                                        89

Signature

EDISON INTERNATIONAL
PART I        FINANCIAL INFORMATION
Item 1.       Financial Statements
CONSOLIDATED STATEMENTS OF INCOME

                                                               Three Months Ended             Six Months Ended
                                                                    June 30,                       June 30,
-----------------------------------------------------------------------------------------------------------------
In millions, except per-share amounts                        2005           2004             2005         2004
-----------------------------------------------------------------------------------------------------------------
                                                                                  (Unaudited)
Electric utility                                          $ 2,203         $  2,176       $  4,109       $ 3,872
Nonutility power generation                                   417              359            928           748
Financial services and other                                   29               30             56            61
-----------------------------------------------------------------------------------------------------------------
Total operating revenue                                     2,649            2,565          5,093         4,681
-----------------------------------------------------------------------------------------------------------------
Fuel                                                          399              384            818           611
Purchased power                                               743              527          1,131         1,107
Provisions for regulatory adjustment clauses - net            (41)             (33)            24           (51)
Other operation and maintenance                               815              796          1,624         1,581
Asset impairment and loss on lease termination                  7              954             11           954
Depreciation, decommissioning and amortization                267              266            527           522
Property and other taxes                                       50               53            102            98
-----------------------------------------------------------------------------------------------------------------
Total operating expenses                                    2,240            2,947          4,237         4,822
-----------------------------------------------------------------------------------------------------------------
Operating income (loss)                                       409             (382)           856          (141)
Interest and dividend income                                   25               11             47            22
Equity in income from partnerships and
   unconsolidated subsidiaries - net                           24               10            108            29
Other nonoperating income                                      20                9             37            87
Interest expense - net of amounts capitalized                (204)            (252)          (417)         (489)
Loss on early extinguishment of debt                           --               --            (24)           --
Other nonoperating deductions                                 (13)             (16)           (22)          (29)
-----------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before tax
   and minority interest                                      261             (620)           585          (521)
Income tax (benefit)                                           34             (264)           138          (221)
Dividends on utility preferred and preference stock
   not subject to mandatory redemption                          5                1              7             3
Minority interest                                              42               43             65            44
-----------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                      180             (400)           375          (347)
Income from discontinued operations - net of tax               21               26             28            72
-----------------------------------------------------------------------------------------------------------------
Income (loss) before accounting change                        201             (374)           403          (275)
Cumulative effect of accounting change - net of tax            --               --             --            (1)
-----------------------------------------------------------------------------------------------------------------
Net income (loss)                                         $   201         $   (374)      $    403       $  (276)
-----------------------------------------------------------------------------------------------------------------

Weighted-average shares of common stock outstanding           326              326            326           326
Basic earnings (loss) per common share:
Continuing operations                                     $  0.55         $  (1.23)      $   1.15       $ (1.07)
Discontinued operations                                      0.06             0.08           0.08          0.22
-----------------------------------------------------------------------------------------------------------------
Total                                                     $  0.61         $  (1.15)      $   1.23       $ (0.85)
-----------------------------------------------------------------------------------------------------------------

Weighted-average shares, including
   effect of dilutive securities                              331              326            331           326
Diluted earnings (loss) per common share:
Continuing operations                                     $  0.55         $  (1.23)      $   1.14       $ (1.07)
Discontinued operations                                      0.06             0.08           0.08          0.22
-----------------------------------------------------------------------------------------------------------------
Total                                                     $  0.61         $  (1.15)      $   1.22       $ (0.85)
-----------------------------------------------------------------------------------------------------------------

Dividends declared per common share                       $  0.25         $   0.20       $   0.50       $  0.40

                              The accompanying notes are an integral part of these financial statements.

EDISON INTERNATIONAL

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                              Three Months Ended               Six Months Ended
                                                                   June 30,                         June 30,
------------------------------------------------------------------------------------------------------------------
In millions                                                  2005           2004             2005           2004
------------------------------------------------------------------------------------------------------------------
                                                                                  (Unaudited)
Net income (loss)                                          $  201          $  (374)       $   403         $ (276)
Other comprehensive income (loss), net of tax:
   Foreign currency translation adjustments                    (2)             (29)            (2)            (7)
   Unrealized gain on investments - net                        --               18             --             18
   Unrealized gains (losses) on cash flow hedges:
     Other unrealized (gain) loss on and
       amortization of cash flow hedges - net                  16               (3)           (54)           (48)
     Reclassification adjustment for gain (loss)
       included in net income                                  (3)              22             (8)            43
------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss)                              11                8            (64)             6
------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                                $  212          $  (366)       $   339         $ (270)
------------------------------------------------------------------------------------------------------------------

                              The accompanying notes are an integral part of these financial statements.

EDISON INTERNATIONAL

CONSOLIDATED BALANCE SHEETS

                                                                               June 30,             December 31,
In millions                                                                      2005                   2004
-----------------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)
ASSETS
Cash and equivalents                                                       $    2,119             $    2,688
Restricted cash                                                                   170                     73
Receivables, less allowances of $30 and $31 for uncollectible
  accounts at respective dates                                                    931                    846
Accrued unbilled revenue                                                          519                    320
Fuel inventory                                                                     95                     73
Materials and supplies                                                            240                    231
Accumulated deferred income taxes - net                                           445                    288
Trading and price risk management assets                                           35                     41
Regulatory assets                                                                 752                    553
Other current assets                                                              242                    336
----------------------------------------------------------------------------------------------------------------
Total current assets                                                            5,548                  5,449
----------------------------------------------------------------------------------------------------------------
Nonutility property - less accumulated provision for
  depreciation of $1,369 and $1,311 at respective dates                         3,949                  3,922
Nuclear decommissioning trusts                                                  2,793                  2,757
Investments in partnerships and unconsolidated subsidiaries                       587                    608
Investments in leveraged leases                                                 2,451                  2,424
Other investments                                                                 176                    197
----------------------------------------------------------------------------------------------------------------
Total investments and other assets                                              9,956                  9,908
----------------------------------------------------------------------------------------------------------------
Utility plant, at original cost:
   Transmission and distribution                                               16,042                 15,685
   Generation                                                                   1,372                  1,356
Accumulated provision for depreciation                                         (4,629)                (4,506)
Construction work in progress                                                     871                    789
Nuclear fuel, at amortized cost                                                   141                    151
----------------------------------------------------------------------------------------------------------------
Total utility plant                                                            13,797                 13,475
----------------------------------------------------------------------------------------------------------------
Restricted cash                                                                   128                    155
Regulatory assets                                                               3,169                  3,285
Other deferred charges                                                            927                    875
----------------------------------------------------------------------------------------------------------------
Total deferred charges                                                          4,224                  4,315
----------------------------------------------------------------------------------------------------------------
Assets of discontinued operations                                                  12                    122
----------------------------------------------------------------------------------------------------------------

Total assets                                                               $   33,537             $   33,269
----------------------------------------------------------------------------------------------------------------

                              The accompanying notes are an integral part of these financial statements.

EDISON INTERNATIONAL

CONSOLIDATED BALANCE SHEETS

                                                                               June 30,            December 31,
In millions, except share amounts                                                2005                  2004
-----------------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt                                                            $      148            $       88
Long-term debt due within one year                                                736                   809
Preferred stock to be redeemed within one year                                     --                     9
Accounts payable                                                                  717                   749
Accrued taxes                                                                     507                   226
Accrued interest                                                                  220                   233
Customer deposits                                                                 177                   168
Book overdrafts                                                                   262                   232
Trading and price risk management liabilities                                     148                    31
Regulatory liabilities                                                            766                   490
Other current liabilities                                                         939                 1,002
----------------------------------------------------------------------------------------------------------------
Total current liabilities                                                       4,620                 4,037
----------------------------------------------------------------------------------------------------------------
Long-term debt                                                                  8,872                 9,678
----------------------------------------------------------------------------------------------------------------
Accumulated deferred income taxes - net                                         5,230                 5,233
Accumulated deferred investment tax credits                                       135                   138
Customer advances and other deferred credits                                    1,237                 1,109
Power-purchase contracts                                                           88                   130
Preferred stock subject to mandatory redemption                                    --                   139
Accumulated provision for pensions and benefits                                   569                   523
Asset retirement obligations                                                    2,247                 2,188
Regulatory liabilities                                                          3,217                 3,356
Other long-term liabilities                                                       249                   232
---------------------------------------------------------------------------------------------------------------
Total deferred credits and other liabilities                                   12,972                13,048
---------------------------------------------------------------------------------------------------------------
Liabilities of discontinued operations                                             15                    15
---------------------------------------------------------------------------------------------------------------
Total liabilities                                                              26,479                26,778
---------------------------------------------------------------------------------------------------------------
Commitments and contingencies (Notes 2, 4 and 7)
Minority interest                                                                 308                   313
---------------------------------------------------------------------------------------------------------------
Preferred and preference stock of utility
   not subject to mandatory redemption                                            529                   129
---------------------------------------------------------------------------------------------------------------
Common stock (325,811,206 shares outstanding at each date)                      1,993                 1,975
Accumulated other comprehensive loss                                              (68)                   (4)
Retained earnings                                                               4,296                 4,078
---------------------------------------------------------------------------------------------------------------
Total common shareholders' equity                                               6,221                 6,049
---------------------------------------------------------------------------------------------------------------

Total liabilities and shareholders' equity                                 $   33,537            $   33,269
---------------------------------------------------------------------------------------------------------------

                              The accompanying notes are an integral part of these financial statements.

EDISON INTERNATIONAL
CONSOLIDATED STATEMENTS OF CASH FLOWS                                                  Six Months Ended
                                                                                           June 30,
-----------------------------------------------------------------------------------------------------------------
In millions                                                                     2005                      2004
-----------------------------------------------------------------------------------------------------------------
                                                                                         (Unaudited)
Cash flows from operating activities:
Income from continuing operations, after accounting change, net of tax      $    375                   $  (347)
Adjustments to reconcile to net cash provided by operating activities:
   Cumulative effect of accounting change, net of tax                             --                         1
   Depreciation, decommissioning and amortization                                527                       522
   Other amortization                                                             47                        49
   Minority interest                                                              65                        44
   Deferred income taxes and investment tax credits                             (155)                     (160)
   Equity in income from partnerships and unconsolidated subsidiaries           (108)                      (29)
   Income from leveraged leases                                                  (36)                      (44)
   Regulatory  assets - long-term                                                214                       199
   Regulatory liabilities - long-term                                           (127)                      (50)
   Loss on early extinguishment of debt                                           24                        --
   Other assets                                                                  (20)                      (55)
   Other liabilities                                                             166                        33
   Receivables and accrued unbilled revenue                                     (268)                     (198)
   Inventory, prepayments and other current assets                              (193)                      (72)
   Regulatory assets - short-term                                               (199)                     (404)
   Regulatory liabilities - short-term                                           276                       299
   Accrued interest and taxes                                                    282                       (32)
   Accounts payable and other current liabilities                                (97)                     (137)
   Distributions and dividends from unconsolidated entities                       39                        50
----------------------------------------------------------------------------------------------------------------
Net cash provided (used) by operating activities                                 812                      (331)
----------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Long-term debt issued and issuance costs                                         980                     3,322
Long-term debt repaid                                                         (1,848)                   (1,648)
Bonds remarketed - net                                                            --                       350
Issuance of preference stock                                                     395                        --
Redemption of preferred securities                                              (148)                       (2)
Rate reduction notes repaid                                                     (116)                     (115)
Change in book overdrafts                                                         30                        36
Short-term debt financing - net                                                   60                      (209)
Shares purchased for stock-based compensation                                    (90)                      (21)
Proceeds from stock option exercises                                              51                        15
Dividends to minority shareholders                                               (58)                      (25)
Dividends paid                                                                  (163)                     (130)
----------------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                                (907)                    1,573
----------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Capital expenditures                                                            (809)                     (749)
Acquisition costs related to nonutility generation plant                          --                      (285)
Proceeds from sale of property and interests in projects                          --                       118
Proceeds from sale of discontinued operations                                    124                        --
Contributions to and earnings from nuclear decommissioning trusts - net          (51)                      (42)
Distributions from (investments in) partnerships and unconsolidated subsidiaries  68                        13
Sales of short-term investments - net                                            140                        10
Sales of investments in other assets                                              26                        23
-----------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                           (502)                     (912)
-----------------------------------------------------------------------------------------------------------------
Effect of consolidation of variable interest entities on cash                      3                        79
-----------------------------------------------------------------------------------------------------------------
Effect of deconsolidation of variable interest entities on cash                   --                       (32)
-----------------------------------------------------------------------------------------------------------------
Net changes in cash of discontinued operations                                    27                        41
-----------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                           (1)                       --
-----------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and equivalents                                 (568)                      418
Cash and equivalents, beginning of period                                      2,689                     2,178
-----------------------------------------------------------------------------------------------------------------
Cash and equivalents, end of period                                            2,121                     2,596
Cash and equivalents, discontinued operations                                     (2)                     (199)
-----------------------------------------------------------------------------------------------------------------
Cash and equivalents, continuing operations                                 $  2,119                   $ 2,397
-----------------------------------------------------------------------------------------------------------------
                              The accompanying notes are an integral part of these financial statements.

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management's Statement

In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary for a fair presentation of the financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States for the periods covered by this report.  The results of operations for the period ended June 30, 2005 are not necessarily indicative of the operating results for the full year.

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

Certain prior-period amounts were reclassified to conform to the June 30, 2005 financial statement presentation.  These reclassifications include the reclassification of income from continuing operations to discontinued operations for Edison Mission
Energy's (EME) international operations, except the Doga project.  See further discussion in Note 6.  Except as indicated, amounts presented in the Notes to the Consolidated Financial Statements relate to continuing operations.

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
Net income (loss) available for common stock was $200 million and $(374) million for the three months ended June 30, 2005, and 2004, respectively, and was $400 million and $(276) million for the six months ended June 30, 2005, and 2004, respectively.  In arriving at net income, dividends on preferred securities and preferred stock have been deducted.

For the diluted EPS calculation, dilutive securities (stock-based compensation awards exercisable) are added to the weighted-average shares.  However, in periods of net loss, dilutive securities are not added to the weighted-average shares due to their antidilutive effect.

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

Edison International's income tax expense increased $298 million and $359 million for the three- and six-month periods ended June 30,
2005, respectively, as compared to the same periods in 2004, primarily due to increases in pre-tax income.  The increases were partially offset by reductions in accrued tax liabilities at Southern California Edison (SCE) and Mission Energy Holding Company
(MEHC) in 2005 to reflect progress in settlement negotiations related to prior-year tax liabilities, property-related flow-through items at SCE, and adjustments made to tax balances at SCE and MEHC.

Edison International's composite federal and state statutory rate was approximately 40% for the three-and six-month periods ended
June 30, 2005.  The lower effective tax rate of 16% and 27% realized in the three- and six-month periods ended June 30, 2005, respectively, was primarily due to reductions in tax liabilities at SCE and MEHC, property-related flow-through items at SCE, the benefits received from low-income housing and production tax credits at Edison Capital, and adjustments to tax balances at SCE and
MEHC.

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

The American Jobs Creation Act of 2004 included a tax deduction on qualified production activities income (including income from the sale of electricity).  In December 2004, the FASB issued guidance that this deduction should be accounted for as a special deduction, rather than a tax rate reduction.  Accordingly, the special deduction is recorded in the year it is earned.  The tax deduction is not expected to materially affect Edison International's 2005 financial statements.  Edison International is evaluating the effect that the manufacturer's deduction will have in subsequent years.

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

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Regulatory Assets and Liabilities

Regulatory assets included in the consolidated balance sheets are:

                                                                                June 30,       December 31,
     In millions                                                                  2005              2004
-------------------------------------------------------------------------------------------------------------
                                                                               (Unaudited)
     Current
     Regulatory balancing accounts                                           $     523         $     371
     Direct access procurement charges                                             111               109
     Purchased-power settlements                                                    60                62
     Other                                                                          58                11
-------------------------------------------------------------------------------------------------------------
                                                                                   752               553
-------------------------------------------------------------------------------------------------------------
     Long-term
     Flow-through taxes - net                                                    1,048             1,018
     Rate reduction notes - transition cost deferral                               593               739
     Unamortized nuclear investment - net                                          523               526
     Nuclear-related ARO investment - net                                          265               272
     Unamortized coal plant investment - net                                        81                78
     Unamortized loss on reacquired debt                                           326               250
     Direct access procurement charges                                              90               141
     Environmental remediation                                                      58                55
     Purchased-power settlements                                                    62                91
     Other                                                                         123               115
----------------------------------------------------------------------------------------------------------
                                                                                 3,169             3,285
----------------------------------------------------------------------------------------------------------
     Total regulatory assets                                                 $   3,921         $   3,838
----------------------------------------------------------------------------------------------------------

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Regulatory liabilities included in the consolidated balance sheets are:

                                                                                June 30,       December 31,
     In millions                                                                  2005              2004
------------------------------------------------------------------------------------------------------------
                                                                               (Unaudited)
     Current
     Regulatory balancing accounts                                           $     609         $     357
     Direct access procurement charges                                             111               109
     Other                                                                          46                24
------------------------------------------------------------------------------------------------------------
                                                                                   766               490
------------------------------------------------------------------------------------------------------------
     Long-term
     ARO                                                                           765               819
     Costs of removal                                                            2,137             2,112
     Direct access procurement charges                                              90               141
     Employee benefits plans                                                       223               200
     Other                                                                           2                84
----------------------------------------------------------------------------------------------------------
                                                                                 3,217             3,356
----------------------------------------------------------------------------------------------------------
     Total regulatory liabilities                                            $   3,983         $   3,846
----------------------------------------------------------------------------------------------------------

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

                                                                   Three Months Ended          Six Months Ended
                                                                        June 30,                   June 30,
-------------------------------------------------------------------------------------------------------------------
     In millions, except per-share amounts                         2005           2004        2005          2004
-------------------------------------------------------------------------------------------------------------------
                                                                                       (Unaudited)
     Net income (loss), as reported                            $    201         $ (374)     $    403     $  (276)
     Add:  stock-based compensation expense using
       the intrinsic value accounting method - net of tax            15              3            25           7
     Less:  stock-based compensation expense using
       the fair-value accounting method - net of tax                 17              3            30           6
-------------------------------------------------------------------------------------------------------------------
     Pro forma net income (loss)                               $    199         $ (374)     $    398     $  (275)
-------------------------------------------------------------------------------------------------------------------
     Basic earnings (loss) per common share:
       As reported                                             $  0.61          $(1.15)     $   1.23     $ (0.85)
       Pro forma                                               $  0.61          $(1.15)     $   1.22     $ (0.84)

     Diluted earnings (loss) per common share:
       As reported                                             $  0.61          $(1.15)     $   1.22     $ (0.85)
       Pro forma                                               $  0.60          $(1.15)     $   1.20     $ (0.84)
-------------------------------------------------------------------------------------------------------------------

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Accumulated Other Comprehensive Loss Information

Supplemental information regarding Edison International's accumulated other comprehensive loss, including discontinued operations, is:

                                                                                June 30,          December 31,
     In millions                                                                  2005                2004
---------------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)
     Foreign currency translation adjustments                                   $   (2)             $   --
     Minimum pension liability - net                                               (16)                (15)
     Unrealized gains (losses) on cash flow hedges - net                           (50)                 11
---------------------------------------------------------------------------------------------------------------
     Accumulated other comprehensive loss                                       $  (68)             $   (4)
---------------------------------------------------------------------------------------------------------------

The minimum pension liability is discussed in Note 7, Compensation and Benefit Plans of "Notes to Consolidated Financial Statements"
included In Edison International's 2004 Annual Report.

Included in Edison International's accumulated other comprehensive loss at June 30, 2005, was a $44 million loss related to EME's net unrealized losses on cash flow hedges and a $5 million loss related to SCE's interest rate swap (see discussion below).

Unrealized losses on cash flow hedges at June 30, 2005, include unrealized losses on commodity hedges primarily related to EME's
Midwest Generation and Homer City forward electricity contracts that qualify for hedge accounting.  These losses arise because current forecasts of future electricity prices in these markets are greater than contract prices.  Partially offsetting these unrealized losses were unrealized gains on commodity hedges related to EME's share of fuel contracts at its March Point cogeneration facility.

Unrealized losses on cash flow hedges also included those related to SCE's interest rate swap (the swap terminated on January 5,
2001, but the related debt matures in 2008).  The unamortized loss of $5 million (as of June 30, 2005, net of tax) on the interest rate swap will be amortized over a period ending in 2008.  Approximately $2 million, after tax, of the unamortized loss on this swap will be reclassified into earnings during the next 12 months.  Amortized losses are recoverable through SCE's annual cost of capital proceeding.

As EME's hedged positions for continuing operations are realized, approximately $55 million (after tax) of the net unrealized losses on cash flow hedges at June 30, 2005 are expected to be reclassified into earnings during the next 12 months.  EME expects that reclassification of net unrealized losses will offset energy revenue recognized at market prices.  Actual amounts ultimately reclassified into earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions.  The maximum period over which an EME cash flow hedge is designated is through December 31, 2006.

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Cash Flows Information

                                                                                       Six Months Ended
                                                                                           June 30,
-----------------------------------------------------------------------------------------------------------------
    In millions                                                                    2005                  2004
-----------------------------------------------------------------------------------------------------------------
                                                                                          (Unaudited)
     Cash payments (receipts) for interest and taxes:

     Interest - net of amounts capitalized                                      $    377             $     429
     Tax payments (receipts)                                                         (47)                    7

     Non-cash investing and financing activities:

     Details of debt exchanges:
       Pollution-control bonds redeemed                                         $   (204)                   --
       Pollution-control bonds issued                                                204                    --

     Dividends declared but not paid                                            $     81             $      65

     Details of consolidation of variable interest entities:
       Assets                                                                         --             $     625
       Liabilities                                                                    --                  (704)

     Details of deconsolidation of variable interest entities:
       Assets                                                                         --             $    (133)
       Liabilities                                                                    --                   165

     Reoffering of pollution-control bonds                                            --             $     196

     Details of pollution-control bond redemption:
       Release of funds held in trust                                                 --             $      20
       Pollution-control bonds redeemed                                               --                   (20)
-----------------------------------------------------------------------------------------------------------------

Note 2.  Regulatory Matters

Further information on these regulatory matters is described in Note 2 of "Notes to Consolidated Financial Statements" included in
Edison International's 2004 Annual Report.

California Department of Water Resources (CDWR) Power Purchases and Revenue Requirement Proceedings

As discussed in the "CDWR Power Purchases and Revenue Requirement Proceedings" disclosure in Note 2 of "Notes to Consolidated
Financial Statements" included in Edison International's 2004 Annual Report, in December 2004, the California Public Utilities
Commission (CPUC) issued its decision on how the CDWR's power charge revenue requirement for 2004 through 2013 will be allocated among the investor-owned utilities.  On June 30, 2005, the CPUC granted, in part, San Diego Gas & Electric's (SDG&E) petition for modification of the December 2004 decision.  The June 30, 2005 decision adopted a methodology that retains the cost-follows-contract allocation of the avoidable costs, and allocates the unavoidable costs associated with the contracts:  42.2% to Pacific Gas and
Electric's (PG&E) customers, 47.5% to SCE's customers and 10.3% to SDG&E's customers.  This newly adopted allocation methodology decreases the total costs allocated to SDG&E's customers and increases the total costs allocated to SCE's and PG&E's customers, relative to the December 2004 decision.  Amounts billed to SCE's customers for electric power purchased and sold by the CDWR are remitted directly to the CDWR and are not recognized as revenue by SCE and therefore have no impact on SCE's earnings.

Demand-Side Management and Energy Efficiency Performance Incentive Mechanisms

Under a variety of incentive mechanisms adopted by the CPUC in the past, SCE was entitled to certain shareholder incentives for its performance achievements in delivering demand-side management and energy efficiency programs.  On June 10, 2005, SCE and the Office of Ratepayer Advocates (ORA) executed a settlement agreement for SCE's outstanding issues concerning SCE shareholder incentives and performance achievements resulting from the demand-side management, energy efficiency, and low-income energy efficiency programs from program years 1994-2004.  In addition, the settlement addresses shareholder incentives and performance achievements for program years
1994-1998, anticipated but not yet claimed.  The settlement agreement recommends, among other things, that SCE be entitled to immediately recover 92% of the total of SCE's current claims and future claims related to SCE's pre-1998 energy efficiency programs.
SCE's total claim for program years 1994-2004 made in 2000 through 2008, including interest, franchise fees and uncollectibles, is approximately $46 million.  The settling parties agreed that it is reasonable for SCE to recover approximately $42 million of these claims in the near future as full recovery of all of SCE's outstanding claims as well as future claims related to SCE's pre-1998 energy efficiency programs.  The settlement agreement requires CPUC approval.  On June 13, 2005, SCE and the ORA filed a joint motion requesting CPUC adoption of the settlement agreement.  A decision is expected in the fourth quarter of 2005, which if approved, would result in the recognition of a $42 million increase in earnings.  SCE has collected and deferred most of the expected claims in rates, and expects to recover the remaining portion of the claims over a 12-month period beginning on January 1, 2006.

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

ERRA Trigger Mechanism Filing

On March 25, 2005, SCE submitted a CPUC rate application under the ERRA trigger mechanism, as the recorded undercollection in its
ERRA balancing account as of February 28, 2005 had reached 9.7% of recorded 2004 generation revenue, well above the 5% threshold for an emergency rate adjustment established by the CPUC.  SCE's undercollection had been less than 4% of recorded 2004 generation revenue at the end of January 2005.  A combination of higher procurement costs, a delay in approval of

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the 2005 ERRA rate change and other factors contributed to the large increase in the undercollection amount in February 2005.  SCE's trigger application stated that if the CPUC retained recently authorized ERRA rate levels rather than increasing rates, the undercollection would be recovered by mid-September 2005.  On May 26, 2005, the CPUC issued a decision granting SCE's application to maintain its previously authorized ERRA rate levels.

ERRA Reasonableness Review for the Period January 1, 2004 through December 31, 2004

On April 1, 2005, SCE submitted an ERRA review application requesting that the CPUC find its procurement-related costs for calendar year 2004 to be reasonable, and that its contract administration and economic dispatch operations during 2004 complied with its
CPUC-adopted procurement plan.  In addition, SCE requested recovery of approximately $13 million associated with Nuclear Unit
Incentive Procedure rewards for efficient operation of the Palo Verde Nuclear Generating Station (Palo Verde) and approximately
$7 million in administrative and general costs incurred to carry out the CPUC's directive to begin procuring energy supplies on
January 1, 2003 following the California energy crisis.  The ORA is scheduled to issue its report on SCE's 2004 costs and operations in mid-August 2005.  Evidentiary hearings are scheduled to begin in September 2005 and a decision is expected in late December 2005 or early January 2006.

Generation Procurement Proceedings

Procurement of Renewable Resources

SCE's 2005 renewable procurement plan was filed on March 7, 2005.  On July 21, 2005, the CPUC issued a decision approving SCE's 2005 renewable procurement plan and deferred a ruling on SCE's renewable procurement plan for 2006 through 2014.  This decision also approved the methodology advocated by SCE for determining the amount by which reported renewable procurement should be adjusted to reflect line losses.

In addition, the decision states that SCE cannot count procurement from certain geothermal facilities towards its 1% annual renewable procurement requirement, unless such procurement is from production certified as "incremental" by the California Energy Commission
(CEC).  A 2003 CPUC decision had held that SCE could count procurement from these geothermal facilities toward its 1% annual renewable procurement requirement.

The geothermal facilities have applied to the CEC for certification of a portion of the facilities' production as "incremental."  A decision from the CEC is expected in late August or early September 2005.  It is not clear whether any of the facilities' production will be certified as "incremental" or how much, if any, of the "incremental" production from the facilities will be allocated to
SCE's procurement under its contract with the facilities if the CEC certification is granted.

Depending upon the amount, if any, of CEC certified "incremental" production allocated to SCE's procurement under its contract and the manner in which the CPUC implements its flexible rules for compliance with renewable procurement obligations, SCE may not be in compliance with its statutory renewable procurement obligations for 2003 through 2006 and could be subject to penalties for those years.  The maximum penalty is $25 million per year.  To comply with renewable procurement mandates and avoid penalties for years beyond 2006, SCE will either need to sign new contracts and/or extend existing renewable qualifying facility contracts.

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SCE received bids for renewable resource contracts in response to a solicitation it made in August 2003 and conducted negotiations with bidders regarding potential procurement contracts.  On June 30, 2005, the CPUC issued a resolution approving six renewable contracts resulting from the solicitation.  The CPUC's July 21, 2005 decision referenced above also approved SCE's proposed new request for offers for additional renewable contracts, which SCE contemplates initiating in the third quarter of 2005.

Request for Offers for New Generation Resources

According to California state agencies, beginning in 2006, there is a need for new generation capacity in southern California.  SCE has issued a Request for Offers (RFO) for new generation resources.  SCE has solicited offers for power-purchase agreements lasting up to 10 years from new generation facilities with delivery under the agreement beginning between June 1, 2006 and August 1, 2008.
SCE has filed an application with the CPUC seeking approval of the RFO and the power-purchase agreements executed under the RFO.  SCE is seeking recovery of the costs of the contracts, through the Federal Energy Regulatory Commission (FERC)-jurisdictional rates, from all affected customers.  In addition, SCE seeks CPUC assurance of full cost recovery in CPUC-approved rates, if the FERC denies any recovery.  Any power-purchase agreement that SCE executes as a result of the RFO will be contingent on CPUC approval of the contract and assurance of full cost recovery.

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

California Independent System Operator (ISO) Disputed Charges

On April 20, 2004, the FERC issued an order concerning a dispute between the ISO and the Cities of Anaheim, Azusa, Banning and
Riverside, California over the proper allocation and characterization of certain charges.  The order reversed an arbitrator's award that had affirmed the ISO's characterization in May 2000 of the charges as Intra-Zonal Congestion costs and allocation of those charges to Scheduling Coordinators (SCs) in the affected zone within the ISO transmission grid.  The April 20, 2004 order directed the ISO to shift the costs from SCs in the affected zone to the responsible Participating Transmission Owner, SCE, and to do so
within 60 days of the April 20, 2004 order.  Under the April 20, 2004 order, SCE will be charged a certain amount as the
Participating Transmission Owner but also will be credited through the California Power Exchange, SCE's SC at the time.  SCE obtained a stay of the April 20, 2004 order pending resolution of its request for rehearing.  On March 30, 2005, the FERC issued an Order
Denying Rehearing.  SCE obtained an extension of the stay pending resolution of the appeal SCE has filed with the United States Court of Appeals for the D.C. Circuit (D.C. Circuit Court).

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The potential net impact on SCE is estimated to be approximately $20 million to $25 million, including interest.  SCE filed a request for clarification with the FERC asking the FERC to clarify that SCE can reflect and recover the disputed costs in SCE's reliability services rates.  On June 8, 2005, the FERC denied the clarification, noting that during the appeal, the FERC's order is stayed, therefore SCE is not required to pay at this time.  SCE may seek recovery in its reliability service rates of the costs should SCE be required to pay these costs.

Mohave Generating Station and Related Proceedings

As discussed in the "Mohave Generating Station and Related Proceedings" disclosure in Note 2 of "Notes to Consolidated Financial
Statements" included in Edison International's 2004 Annual Report, the CPUC issued a final decision in December 2004 on SCE's application regarding the post-2005 operation of Mohave, which is partly owned by SCE.

In parallel with and since the conclusion of the CPUC proceeding, negotiations have continued among the relevant parties in an effort to resolve Mohave's post-2005 coal and water supply issues, but no resolution has been reached to date.  Because resolution has not been reached and because of the lead times required for installation of certain pollution-control equipment and other upgrades necessary for post-2005 operation, it is probable that Mohave will shut down for at least several years, and perhaps permanently, at the end of 2005.  The outcome of the coal and water negotiations are not expected to impact Mohave's operation through 2005, but the presence or absence of Mohave as an available resource beyond 2005 will impact SCE's long-term resource plan.  SCE's 2006 ERRA forecast application assumes Mohave is an unavailable resource for power for 2006.  Because SCE expects to recover Mohave shut-down costs in future rates, the outcome of this matter is not expected to have a material impact on earnings.

For additional matters related to Mohave, see "Navajo Nation Litigation" in Note 4.

Transmission Proceeding

In August and November 2002, the FERC issued opinions affirming a September 1999 administrative law judge decision to disallow, among other things, recovery by SCE and the other California public utilities of costs reflected in network transmission rates associated with ancillary services and losses incurred by the utilities in administering existing wholesale transmission contracts after implementation of the restructured California electric industry.  SCE has incurred approximately $80 million of these unrecovered costs since 1998.  In addition, SCE has accrued interest on these unrecovered costs.  The three California utilities appealed the decisions to the D.C. Circuit Court.  On July 12, 2005, the D.C. Circuit Court vacated the FERC's August and November 2002 orders, and remanded the case to the FERC for further proceedings.  SCE believes that the D.C. Circuit Court's decision increases the likelihood that it will recover these costs.

Wholesale Electricity and Natural Gas Markets

As discussed in the "Wholesale Electricity and Natural Gas Markets" disclosure in Note 2 of "Notes to Consolidated Financial
Statements" included in Edison International's 2004 Annual Report, SCE is participating in several related proceedings seeking recovery of refunds from sellers of electricity and natural gas who allegedly manipulated the electric and natural gas markets.

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

El Paso Natural Gas Company (El Paso) entered into a settlement agreement with a number of parties (including SCE, PG&E, the State of
California and various consumer class action representatives) settling various claims stated in proceedings at the FERC and in San
Diego County Superior Court that El Paso had manipulated interstate capacity and engaged in other anticompetitive behavior in the natural gas markets in order to unlawfully raise gas prices at the California border in 2000-2001.  The United States District Court has issued an order approving the stipulated judgment and the settlement agreement has become effective.  Pursuant to a CPUC decision, SCE was required to refund to customers amounts received under the terms of the El Paso settlement (net of legal and consulting costs) through its ERRA mechanism.  In June 2004, SCE received its first settlement payment of $76 million.  Approximately
$66 million of this amount was credited to purchased-power expense, and was refunded to SCE's ratepayers through the ERRA over the following twelve months, and the remaining $10 million was used to offset SCE's incurred legal costs.  El Paso has elected to prepay the additional settlement payments due over a 20-year period and, as a result, SCE received $66 million in May 2005.  Amounts El Paso refunds to the CDWR will result in reductions in the CDWR's revenue requirement allocated to SCE in proportion to SCE's share of the
CDWR's power charge revenue requirement.

On January 14, 2005, SCE, PG&E, SDG&E and several governmental entities agreed to settlement terms with Mirant Corporation and a number of its affiliates (collectively Mirant), all of whom are debtors in Chapter 11 bankruptcy proceedings pending in Texas.  Among other things, the settlement terms provide for cash and equivalent refunds totaling $320 million, of which SCE's allocated share is approximately $68 million.  The settlement also provides for an allowed, unsecured claim totaling $175 million in the bankruptcy of one of the Mirant parties, with SCE being allocated approximately $33 million of the unsecured claim.  The actual value of the unsecured claim will be determined as part of the resolution of the Mirant parties' bankruptcies.  The Mirant settlement was approved by the FERC on April 13, 2005 and by the bankruptcy court on April 15, 2005.  In April and May 2005, SCE received its allocated
$68 million in cash settlement proceeds.  SCE continues to hold its $33 million share of the allowed, unsecured bankruptcy claim.  The
Mirant settlement will be refunded to ratepayers as described below.

On July 15, 2005, SCE, PG&E, SDG&E and several governmental entities agreed to settlement terms with Enron Corporation and a number of its affiliates (collectively Enron), most of which are debtors in Chapter 11 bankruptcy proceedings pending in New York.  Among other things, the settlement terms provide for cash and equivalent payments from Enron totaling approximately $47 million and an allowed, unsecured claim in the bankruptcy against one of the Enron entities in the amount of $875 million.  SCE's allocable share of both the cash and allowed claim portions of the settlement consideration has not yet been finally determined, and the value of an allocable share of the allowed claim will be determined as part of the resolution of the Enron parties' bankruptcies.  The settlement remains subject to the approvals of the FERC, the CPUC and the Enron bankruptcy court.  The Enron settlement proceeds will be refunded to ratepayers as described below.

On November 19, 2004, the CPUC issued a resolution authorizing SCE to establish an Energy Settlement Memorandum Account (ESMA) for the purpose of recording the foregoing settlement proceeds (excluding the El Paso settlement) from energy providers and allocating them in accordance with the terms of the October 2001 settlement agreement entered into by SCE and the CPUC which settled SCE's lawsuit against the CPUC.  This lawsuit sought full recovery of SCE's electricity procurement costs incurred during the energy crisis.  The resolution provides a mechanism whereby portions of the settlement proceeds recorded in the ESMA will be allocated to recovery of SCE's litigation costs and expenses in the FERC refund proceedings described above and a 10% shareholder incentive pursuant to the CPUC litigation settlement agreement.  Remaining amounts for each settlement are to be refunded to ratepayers through the ERRA mechanism.  In the second quarter of 2005, SCE recorded a $7 million

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

increase to other nonoperating income as a shareholder incentive related to the Mirant refund received during the second quarter of
2005.

Note 3.  Pension Plans and Postretirement Benefits Other Than Pensions

Pension Plans

Edison International previously disclosed in Note 7 of "Notes to Consolidated Financial Statements" included in Edison
International's 2004 Annual Report that it expects to contribute approximately $53 million to its pension plans in 2005.  As of
June 30, 2005, $6 million in contributions have been made.  Edison International anticipates that its original expectation will be met by year-end 2005.

Expense components are:
                                                                 Three Months Ended             Six Months Ended
                                                                      June 30,                      June 30,
--------------------------------------------------------------------------------------------------------------------
     In millions                                                 2005           2004           2005          2004
--------------------------------------------------------------------------------------------------------------------
                                                                                    (Unaudited)
     Service cost                                              $   29        $   27           $   58       $   53
     Interest cost                                                 43            44               86           87
     Expected return on plan assets                               (56)          (60)            (112)        (118)
     Net amortization and deferral                                  7             6               14           12
--------------------------------------------------------------------------------------------------------------------
     Expense under accounting standards                            23            17               46           34
     Regulatory adjustment - deferred                              (2)           --               (4)          --
--------------------------------------------------------------------------------------------------------------------
     Total expense recognized                                  $   21        $   17           $   42       $   34
--------------------------------------------------------------------------------------------------------------------

Postretirement Benefits Other Than Pensions

Edison International previously disclosed in Note 7 of "Notes to Consolidated Financial Statements" included in Edison
International's 2004 Annual Report that it expects to contribute approximately $77 million to its postretirement benefits other than pensions plans in 2005.  As of June 30, 2005, $13 million in contributions have been made.  Edison International anticipates that its original expectation will be met by year-end 2005.

Expense components are:
                                                                 Three Months Ended             Six Months Ended
                                                                      June 30,                      June 30,
-------------------------------------------------------------------------------------------------------------------
     In millions                                                 2005           2004           2005          2004
-------------------------------------------------------------------------------------------------------------------
                                                                                    (Unaudited)
     Service cost                                              $   12        $   11           $   24       $   23
     Interest cost                                                 31            33               62           67
     Expected return on plan assets                               (25)          (27)             (51)         (55)
     Amortization of unrecognized prior service costs              (8)           (8)             (15)         (16)
     Amortization of unrecognized loss                             12            16               24           31
-------------------------------------------------------------------------------------------------------------------
     Total expense                                             $   22        $   25           $   44       $   50
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

Aircraft Leases

Edison Capital has invested in three aircraft leased to American Airlines.  American has reported very large operating and net losses due to reduced pricing power, increases in capacity in excess of demand, deeply discounted fare sales and significant increases in fuel prices.  In the event American Airlines defaults in making its lease payments, the lenders with a security interest in the aircraft or leases may exercise remedies that could lead to a loss of some or all of Edison Capital's investment in the aircraft plus any accrued interest.  The total maximum loss exposure to Edison Capital in 2005 is $45 million.  A restructuring of the lease could also result in a loss of some or all of the investment.  At June 30, 2005, American Airlines was current in its lease payments to
Edison Capital.

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

Edison International's recorded estimated minimum liability to remediate its 28 identified sites at SCE (22 sites) and EME (6 sites related to Midwest Generation) is $86 million, $84 million of which is related to SCE.  Edison International's other subsidiaries have no identified remediation sites.  The ultimate costs to clean up Edison International's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination;
the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur.  Edison International

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to
$113 million, all of which is related to SCE.  The upper limit of this range of costs was estimated using assumptions least favorable to Edison International among a range of reasonably possible outcomes.  In addition to its identified sites (sites in which the upper end of the range of costs is at least $1 million), SCE also has 33 immaterial sites whose total liability ranges from $4 million (the recorded minimum liability) to $10 million.

The CPUC allows SCE to recover environmental remediation costs at certain sites, representing $31 million of its recorded liability, through an incentive mechanism (SCE may request to include additional sites).  Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs from insurance carriers and other third parties.  SCE has successfully settled insurance claims with all responsible carriers.  SCE expects to recover costs incurred at its remaining sites through customer rates.  SCE has recorded a regulatory asset of $57 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

Edison International's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that Edison International may be held responsible for contributing to any costs incurred for remediating these sites.  Thus, no reasonable estimate of cleanup costs can be made for these sites.

Edison International expects to clean up its identified sites over a period of up to 30 years.  Remediation costs in each of the next several years are expected to range from $12 million to $25 million.  Recorded costs for the twelve months ended June 30, 2005 were
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

Federal Income Taxes

Edison International has reached a settlement with the Internal Revenue Service (IRS) on tax issues and pending affirmative claims relating to its 1991-1993 tax years.  This settlement, which was signed by Edison International in March 2005 and approved by the
United States Congress Joint Committee on Taxation on July 27, 2005, will result in a third quarter 2005 net earnings benefit for
Edison International of approximately $56 million, most of which relates to SCE.

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

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

SCE has been keeping the CPUC informed of the progress of SCE's internal investigation.  On June 25, 2004, SCE submitted to the CPUC a PBR customer satisfaction investigation report, which concluded that employees in the design organization of the transmission and distribution business unit deliberately altered customer contact information in order to affect the results of customer satisfaction surveys.  At least 36 design organization personnel engaged in deliberate misconduct including alteration of customer information before the data were transmitted to the independent survey company.  Because of the apparent scope of the misconduct, SCE proposed to refund to ratepayers $7 million of the PBR rewards previously received and forego an additional $5 million of the PBR rewards pending that are both attributable to the design organization's portion of the customer satisfaction rewards for the entire PBR period
(1997-2003).  In addition, during its investigation, SCE determined that it could not confirm the integrity of the method used for obtaining customer satisfaction survey data for meter reading.  Thus, SCE also proposed to refund all of the approximately $2 million of customer satisfaction rewards associated with meter reading.  As a result of these findings, SCE accrued a $9 million charge in
2004 for the potential refunds of rewards that have been received.

SCE has taken remedial action as to the customer satisfaction survey misconduct by severing the employment of several supervisory personnel, updating system process and related documentation for survey reporting, and implementing additional supervisory controls over data collection and processing.

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The PBR performance incentive mechanism for customer satisfaction expired after calendar year 2003 pursuant to the CPUC's decision in
SCE's 2003 GRC.

The CPUC has not yet opened a formal investigative proceeding into this matter.  However, the Consumer Protection and Safety Division
(CPSD) of the CPUC has submitted several data requests to SCE and has requested an opportunity to interview a number of current and former SCE employees in the design organization.  SCE has responded to these requests and the CPSD has conducted interviews of approximately 20 employees who were disciplined for misconduct.

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

SCE is taking other remedial action to address the issues identified, including revising its organizational structure and overall program for environmental, health and safety compliance.  SCE also took disciplinary action against twenty-four individuals in several SCE business areas in early June 2005.  SCE submitted a report on the results of its investigation to the CPUC on December 3,
2004.

As with the customer satisfaction matter, the CPUC has not yet opened a formal investigative proceeding into this matter.  However, the CPSD did submit several data requests to SCE to which SCE has responded.

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

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 9, 2004.  On March 16, 2004, the D.C. Circuit Court issued an order remanding the case against the Government to the Court of
Federal Claims, which conducted a status conference on May 18, 2004.  As a result of the status conference discussion, the Navajo
Nation and the Government are in the process of briefing the remaining issues following remand.  As a result of the status conference discussion, the Court of Federal Claims has ordered the Navajo Nation and the Government to brief the remaining issues following remand.  The Navajo Nation's initial brief was filed in the remanded Court of Federal Claims matter on August 26, 2004, and the
Government filed its responsive brief on December 10, 2004.  The Navajo Nation subsequently obtained an extension of the due date for its reply brief while the Court of Federal Claims is considering a motion to strike filed by the Government.  Peabody's motion to intervene in the remanded Court of Federal Claims case as a party was denied.  On February 24, 2005, the Court of Federal Claims denied the motion to strike filed by the Government, but authorized the Government to file a supplemental brief and appendix, which was filed by the Government on March 23, 2005.  On April 25, 2005, the Navajo Nation filed its reply brief and also filed a motion to strike the Government's supplemental brief and all of the exhibits attached to that brief.  Oral argument on the motion to strike is scheduled for September 28, 2005.

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

SCE has primary responsibility for the interim storage of spent nuclear fuel generated at San Onofre.  Spent nuclear fuel is stored in the San Onofre Units 2 and 3 spent fuel pools and the San Onofre independent spent fuel storage installation.  Movement of Unit 1 spent fuel from the Unit 2 spent fuel pool to the independent spent fuel storage installation is complete.  There is now sufficient space in the Unit 2 and 3 spent fuel pools to meet plant requirements through mid-2007 and mid-2008, respectively.  In order to maintain a full core off-load capability, SCE is planning to begin moving Unit 2 and 3 spent fuel into the independent spent fuel storage installation by late 2006.

In order to increase on-site storage capacity and maintain core off-load capability, Palo Verde has constructed a dry cask storage facility.  Arizona Public Service, as operating agent, plans to continually load casks on a schedule to maintain full core off-load capability for all three units.

Note 5.  Business Segments

Edison International's reportable business segments include an electric utility operation segment (SCE), a nonutility power generation segment (MEHC - parent only and EME), and a financial services provider segment (Edison Capital).  Also, in accordance with an accounting standard related to the impairment and disposal of long-lived assets, prior periods have been restated to reflect
EME's international operations being reported as discontinued operations.

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment information for the three and six months ended June 30, 2005 and 2004 was:

                                                                 Three Months Ended             Six Months Ended
                                                                      June 30,                      June 30,
--------------------------------------------------------------------------------------------------------------------
     In millions                                                 2005           2004           2005          2004
--------------------------------------------------------------------------------------------------------------------
                                                                                    (Unaudited)
     Operating Revenue:
     Electric utility                                        $   2,203       $  2,176        $ 4,109      $  3,872
     Nonutility power generation                                   417            359            928           748
     Financial services                                             24             27             51            56
     Corporate and other                                             5              3              5             5
--------------------------------------------------------------------------------------------------------------------
     Consolidated Edison International                       $   2,649       $  2,565        $ 5,093      $  4,681
--------------------------------------------------------------------------------------------------------------------
     Net Income (Loss):
     Electric utility(1)                                     $     161       $    242        $   292      $    341
     Nonutility power generation(2)                                 21           (610)            53          (603)
     Financial services(3)                                          25             11             77            21
     Corporate and other                                            (6)           (17)           (19)          (35)
---------------------------------------------------------------------------------------------------------------------
     Consolidated Edison International                       $     201       $   (374)       $   403      $   (276)
---------------------------------------------------------------------------------------------------------------------

     (1) Net income available for common stock.

     (2) Includes earnings from discontinued operations of $21 million and $28 million, respectively, for the three and six months ended June 30, 2005 and $26 million and $72 million, respectively, for the three and six months ended June 30, 2004.

     (3) Includes a loss of $1 million from the cumulative effect of an accounting change for the six months ended June 30, 2004.

Corporate and other includes amounts from nonutility subsidiaries not significant as a reportable segment.

Total segment assets as of June 30, 2005 were:  electric utility, $24 billion; nonutility power generation, $6 billion; and, financial services, $4 billion.

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

On January 10, 2005, EME sold its 50% equity interest in the Caliraya-Botocan-Kalayaan project to Corporacion IMPSA S.A., pursuant to a purchase agreement dated November 5, 2004.  Proceeds from the sale were approximately $104 million.  EME recorded a pre-tax gain on the sale of approximately $9 million during the first quarter of 2005.

On December 16, 2004, EME sold the stock and related assets of MEC International B.V. (MECIBV) to IPM, pursuant to a purchase agreement dated July 29, 2004.  The purchase agreement was entered into following a competitive bidding process.  The sale of MECIBV included the sale of EME's interests in ten electric power generating projects or companies located in Europe, Asia, Australia, and
Puerto Rico.  Consideration from the sale of MECIBV and related assets was $2.0 billion.

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As previously disclosed, the administrative receiver of Lakeland Power Ltd. filed a claim against Norweb Energi Ltd. for termination of the power sales agreement.  On November 19, 2002, TXU UK and TXU Europe, together with a related entity, TXU Europe Energy Trading
Limited, entered into formal administration proceedings of their own in the United Kingdom (similar to bankruptcy proceedings in the
United States).  On March 31, 2005, Lakeland Power Ltd. received(pound)112 million (approximately $210 million) from the TXU administrators, representing an interim payment of 97% of its accepted claim of(pound)116 million (approximately $217 million).

From the amount received, Lakeland Power Ltd., now controlled by a liquidator in the United Kingdom, has made a payment of
(pound)20 million (approximately $37 million) to EME on April 7, 2005 comprised of(pound)7 million (approximately $13 million) for a secured loan which EME purchased from Lakeland Power Ltd.'s secured creditors in 2004 and certain unsecured receivables from Lakeland Power Ltd., and (pound)13 million (approximately $24 million) as a distribution to the EME subsidiary that owns the equity interest in Lakeland Power
Ltd.  This distribution was recognized in income during the quarter ended June 30, 2005.  Additionally, Lakeland Power Ltd. will pay to EME's subsidiary that owns the equity interest in Lakeland Power Ltd. the amount remaining after resolution of any remaining secured and unsecured creditor claims and payment of or provision for tax liabilities and the fees and expenses associated with
Lakeland Power Ltd.'s liquidation.

EME estimates that the remaining net proceeds after tax (including taxes due in the United States) and net income resulting from the above payments will be approximately $64 million.  These remaining proceeds are expected to be received in late 2005 or in 2006, as
Lakeland Power Ltd.'s liquidation progresses.  Because the amounts required to settle outstanding claims and UK taxes have not been finalized and cannot be estimated precisely in the context of the liquidation, the actual amount of net proceeds and increase in net income may vary materially from the above estimate.

For all periods presented, the results of EME's international projects discussed above have been accounted for as discontinued
operations in the consolidated financial statements in accordance with an accounting standard related to the impairment and disposal of long-lived assets.

For the three months ended June 30, 2005 and 2004, revenue from discontinued operations was zero and $354 million, respectively, and pre-tax income was $22 million and $53 million, respectively.  For the

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

six months ended June 30, 2005 and 2004, revenue from discontinued operations was zero and $748 million, respectively, and pre-tax income was $22 million and $123 million, respectively.

The carrying value of assets and liabilities recorded as discontinued operations is:

                                                                               June 30,          December 31,
     In millions                                                                2005                 2004
--------------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)
     Assets
     Cash and equivalents                                                    $     3               $     2
     Other current assets                                                         --                     2
--------------------------------------------------------------------------------------------------------------
     Total current assets                                                          3                     4
--------------------------------------------------------------------------------------------------------------
     Investments in partnerships and
       unconsolidated subsidiaries                                                --                   107
     Other deferred charges                                                        9                    11
--------------------------------------------------------------------------------------------------------------
     Total assets of discontinued operations                                 $    12               $   122
--------------------------------------------------------------------------------------------------------------
     Liabilities
     Accounts payable and accrued liabilities                                $    --               $     2
--------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                    --                     2
--------------------------------------------------------------------------------------------------------------
     Customer advances and other deferred credits                                  5                     4
     Other long-term liabilities                                                  10                     9
--------------------------------------------------------------------------------------------------------------
     Total liabilities of discontinued operations                            $    15               $    15
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

Other Commitments

Midwest Generation, LLC (Midwest Generation) and EME Homer City Generation L.P. (EME Homer City) have entered into additional fuel purchase commitments with various third-party suppliers during the first six months of 2005.  These additional commitments are currently estimated to be $25 million for 2005, $61 million for 2006, $108 million for 2007, $34 million for 2008, and $53 million for 2009.

Midwest Generation has entered into additional coal transportation commitments during the first six months of 2005.  Based on the committed coal volumes in the fuel supply contracts mentioned above,

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

these additional commitments are currently estimated to be $32 million for 2005, $50 million for 2006, $109 million for 2007,
$37 million for 2008, and $74 million for 2009.

During the first quarter of 2005, SCE entered into additional power call option contracts.  SCE's revised purchased-power capacity payment commitments under these contracts are currently estimated to be $32 million for 2005, $95 million for 2006, $101 million for
2007 and $84 million for 2008.

Guarantees and Indemnities

Edison International's subsidiaries have various financial and performance guarantees and indemnifications which are issued in the normal course of business.  As discussed below, these contracts included performance guarantees, guarantees of debt and indemnifications.

EME's Tax Indemnity Agreements

In connection with the sale-leaseback transactions that EME has entered into related to the Powerton and Joliet Stations in Illinois, and previously the Collins Station in Illinois, and the Homer City facilities in Pennsylvania, EME and several of its subsidiaries entered into tax indemnity agreements.  Under these tax indemnity agreements, these entities agreed to indemnify the lessors in the sale-leaseback transactions for specified adverse tax consequences that could result in certain situations set forth in each tax indemnity agreement, including specified defaults under the respective leases.  The potential indemnity obligations under these tax indemnity agreements could be significant.  Due to the nature of these potential obligations, EME cannot determine a maximum potential liability which would be triggered by a valid claim from the lessors.  EME has not recorded a liability related to these indemnities.  In connection with the termination of the Collins Station lease in April 2004, Midwest Generation will continue to have obligations under the tax indemnity agreement with the former lease equity investor.

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

Midwest Generation entered into a supplemental agreement with Commonwealth Edison and Exelon Generation Company on February 20, 2003
to resolve a dispute regarding interpretation of its reimbursement obligation for asbestos claims under the environmental indemnities set forth in the asset sale agreement.  Under this supplemental agreement, Midwest Generation agreed to reimburse Commonwealth Edison and Exelon Generation for 50% of specific existing asbestos claims and expenses less recovery of insurance costs, and agreed to a sharing arrangement for liabilities and expenses associated with future asbestos-related claims as specified in the agreement.  As a general matter, Commonwealth Edison and Midwest Generation apportion responsibility for future asbestos-related claims based upon the number of exposure sites that are Commonwealth Edison locations or Midwest Generation locations.  The obligations under this agreement are not subject to a maximum liability.  The supplemental agreement has a five-year term with an automatic renewal provision (subject to the right of

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

either party to terminate).  Payments are made under this indemnity upon tender by Commonwealth Edison of appropriate proof of liability for an asbestos-related settlement, judgment, verdict, or expense.  There were between 130 and 170 cases for which Midwest
Generation was potentially liable and that had not been settled and dismissed at June 30, 2005.  Midwest Generation had recorded a
$68 million liability at June 30, 2005 related to this matter.

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

Indemnity Provided as Part of EME's Acquisition of the Homer City Facilities

In connection with the acquisition of the Homer City facilities, EME Homer City agreed to indemnify the sellers with respect to specific environmental liabilities before and after the date of sale as specified in the Asset Purchase Agreement dated August 1,
1998.  EME guaranteed the obligations of EME Homer City.  Due to the nature of the obligation under this indemnity provision, it is not subject to a maximum potential liability and does not have an expiration date.  Payments would be triggered under this indemnity by a claim from the sellers.  EME has not recorded a liability related to this indemnity.

Indemnities Provided under EME's Asset Sale Agreements

The asset sale agreements for the sale of EME's international assets contain indemnities from EME to the purchasers, including indemnification for taxes imposed with respect to operations of the assets prior to the sale and for pre-closing environmental liabilities.  EME also provided an indemnity to IPM for matters arising out of the exercise by one of its project partners of a purported right of first refusal.  Not all indemnities under the asset sale agreements have specific expiration dates.  Payments would be triggered under these indemnities by valid claims from the sellers or purchasers, as the case may be.  At June 30, 2005, EME had recorded an $85 million liability related to these matters.

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

Guarantee of Brooklyn Navy Yard Contractor Settlement Payments

On March 31, 2004, EME completed the sale of 100% of the stock of Mission Energy New York, Inc., which holds a 50% partnership interest in Brooklyn Navy Yard Cogeneration Partners, L.P. (referred to as Brooklyn Navy Yard), to BNY Power Partners LLC. Brooklyn
Navy Yard owns a 286-MW gas-fired cogeneration power plant in Brooklyn, New York.  In February 1997, the construction contractor asserted general monetary claims under the turnkey agreement against Brooklyn Navy Yard.  A settlement agreement was executed on
January 17, 2003, and all litigation has been dismissed.  EME agreed to indemnify Brooklyn Navy Yard and, in connection with the sale of EME's interest in Brooklyn Navy

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Yard, BNY Power Partners for any payments due under this settlement agreement, which are scheduled through 2006.  At June 30, 2005,
EME had recorded a $7 million liability related to this indemnity.

EME's Capacity Indemnification Agreements

EME has guaranteed, jointly and severally with Texaco Inc., the obligations of March Point Cogeneration Company under its project power sales agreements to repay capacity payments to the project's power purchaser in the event that the power sales agreements terminate, March Point Cogeneration Company abandons the project, or the project fails to return to normal operations within a reasonable time after a complete or partial shutdown, during the term of the power contracts.  In addition, subsidiaries of EME have guaranteed the obligations of Kern River Cogeneration Company and Sycamore Cogeneration Company under their project power sales agreements to repay capacity payments to the projects' power purchaser in the event that the projects unilaterally terminate their performance or reduce their electric power producing capability during the term of the power contracts.  The obligations under the indemnification agreements as of June 30, 2005, if payment were required, would be $140 million.  EME has no reason to believe that any of these projects will either cease operations or reduce its electric power producing capability during the term of its power contract.  EME has not recorded a liability related to this indemnity.

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

Note 8.  Asset Impairment and Loss on Lease Termination

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

Note 9.  Preferred Stock Subject to Mandatory Redemption

SCE redeemed 807,000 shares of 7.23% $100 cumulative preferred stock at par value on April 30, 2005 and 637,500 shares of 6.05% $100 cumulative preferred stock at par value on May 20, 2005.

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10.  Preferred and Preference Stock of Utility Not Subject to Mandatory Redemption

SCE's authorized shares are:  $25 cumulative preferred - 24 million and preference - 50 million.  SCE issued 4 million shares of
5.349% Series A $100 stated value non-cumulative preference stock on April 20, 2005.  The preference stock ranks junior to all of the preferred stock and senior to all common stock.  The preference shares may not be redeemed prior to April 30, 2010.  After that date,
SCE may, at its option, redeem the shares in whole or in part and the dividend rate may be adjusted.  The preference stock is not convertible into shares of any other class or series of SCE's capital stock or any other security.  Shares of SCE's preferred stock have liquidation and dividend preferences over shares of SCE's preference stock and common stock.

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations

                                        INTRODUCTION

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) for the three- and six-month periods ended June 30, 2005 discusses material changes in the financial condition, results of operations and other developments of
Edison International since December 31, 2004, and as compared to the three- and six-month periods ended June 30, 2004.  This discussion presumes that the reader has read or has access to Edison International's MD&A for the calendar year 2004 (the year-ended
2004 MD&A), which was included in Edison International's 2004 annual report to shareholders and incorporated by reference into Edison
International's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission.

This MD&A contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.
Forward-looking statements reflect Edison International's current expectations and projections about future events based on Edison
International's knowledge of present facts and circumstances and assumptions about future events and include any statement that does not directly relate to a historical or current fact.  Other information distributed by Edison International that is incorporated in this report, or that refers to or incorporates this report, may also contain forward-looking statements.  In this report and elsewhere, the words "expects," "believes," "anticipates," "estimates," "projects," "intends," "plans," "probable," "may," "will,"
"could," "would," "should," and variations of such words and similar expressions, or discussions of strategy or of plans, are intended to identify forward-looking statements.  Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated.  Some of the risks, uncertainties and other important factors that could cause results to differ, or that otherwise could impact Edison International or its subsidiaries, include, but are not limited to:

o    the ability of Edison International to meet its financial obligations and to pay dividends on its common stock if its subsidiaries are unable to pay dividends;
o    the ability of Edison International to effectively execute its strategic plan;
o    the ability of Southern California Edison Company (SCE) to recover its costs in a timely manner from its customers through regulated rates;
o    decisions and other actions by the California Public Utilities Commission (CPUC) and other regulatory authorities and delays in regulatory actions;
o    market risks affecting SCE's energy procurement activities;
o    access to capital markets and the cost of capital;
o    changes in interest rates and rates of inflation;
o    governmental, statutory, regulatory or administrative changes or initiatives affecting the electricity industry, including environmental regulations that could require additional expenditures or otherwise affect the cost and manner of doing business;
o    risks associated with operating nuclear and other power generating facilities, including operating risks, equipment failure, availability, heat rate and output;
o    the ability to obtain sufficient insurance;
o    effects of legal proceedings, changes in tax laws, rates or policies, and changes in accounting standards;
o    supply and demand for electric capacity and energy, and the resulting prices and dispatch volumes, in the wholesale markets to which Edison Mission Energy's (EME) generating units have access;
o    EME's and its subsidiaries' ability to provide sufficient collateral in support of their forward sales of electricity and purchases of fuel;
o    competition from other power plants, including new plants and technologies that may be developed in the future;

o    the cost of and availability of fuel, fuel transportation services, electric transmission services, and required emission credits or allowances;
o    weather conditions, natural disasters and other unforeseen events; and
o    changes in the fair value of investments accounted for using fair value accounting.

Additional information about risks and uncertainties, including more detail about the factors described above, is contained throughout this MD&A.  Readers are urged to read this entire report, including the information incorporated by reference, and carefully consider the risks, uncertainties and other factors that affect Edison International's business.  The information contained in this report is subject to change without notice. Forward-looking statements speak only as of the date they are made and Edison
International is not obligated to publicly update or revise forward-looking statements.  Readers should review future reports filed by Edison International with the Securities and Exchange Commission.  The following discussion provides updated information about material developments since the issuance of the year-ended 2004 MD&A and should be read in conjunction with the financial statements contained in this quarterly report and Edison International's Annual Report on Form 10-K for the year ended December 31, 2004.

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

This MD&A is presented in 10 major sections.  The MD&A begins with a discussion of current developments.  Following is a company-by-company discussion of Edison International's principal business segments (SCE, MEHC, and Edison Capital) and Edison
International (parent).  Each principal business segment's discussion includes discussions of liquidity, market risk exposures, and other matters (as relevant to each principal business segment).  The remaining sections discuss Edison International on a consolidated basis, including results of operations and historical cash flow analysis, discontinued operations, new and proposed accounting principles, commitments, guarantees and indemnities and other developments.  These sections should be read in conjunction with the continuing operations discussion of each principal business segment's section.

                                                                       Page
                                                                       ----
         Current Developments                                           35
         Southern California Edison Company                             38
         Mission Energy Holding Company                                 48
         Edison Capital                                                 66
         Edison International (Parent)                                  67
         Results of Operations and Historical Cash Flow Analysis        69
         Discontinued Operations                                        78
         New and Proposed Accounting Principles                         79
         Commitments, Guarantees and Indemnities                        81
         Other Developments                                             82

                               CURRENT DEVELOPMENTS

The following section provides a summary of current developments related to Edison International's principal business segments.  This section is intended to be a summary of those current developments that management believes are of most importance since year-end
December 31, 2004.  This section is not intended to be an all-inclusive list of all current developments related to each principal business segment.  Further details of each current development discussed below can be found in the specific principal business segment's section of this MD&A, along with discussions of liquidity, market risk exposures, and other matters as relevant to each principal business segment.

Passage of Comprehensive Energy Legislation by Congress

A comprehensive energy bill was passed by the House and Senate in the last week of July 2005 and is expected to be signed by the
President on August 8, 2005.  This comprehensive legislation includes provisions for the repeal of the Public Utility Holding Company
Act, for amendments of the Public Utility Regulatory Policies Act of 1978, for the introduction of new regulations regarding
"Transmission Operation Improvements," for Transmission Rate Reform, for incentives for various generation technologies and for the extension through December 31 2007 of production tax credits for wind and other specified types of generation.  A number of these provisions will require implementing regulations by the Federal Energy Regulatory Commission (FERC).  Edison International is
currently assessing the potential impact of this legislation and the likely regulations.

SCE:  CURRENT DEVELOPMENTS

2006 General Rate Case Proceeding

In December 2004, SCE filed an application with the CPUC for its 2006 General Rate Case (GRC).  During the course of the GRC proceeding, SCE agreed to certain revisions to its original request, updated the revenue requirement for the 2005 cost of capital, and incorporated a second refueling O&M expense forecast for San Onofre Nuclear Generating Station (San Onofre) in 2006, which reduced SCE's test year request by $29 million.  In a joint comparison exhibit filed by all parties on August 2, 2005, SCE requested an increase of $341 million in 2006 base rate revenue, followed by a requested increase of $106 million in 2007 and $111 million in
2008.  In this exhibit, the ORA revised its previously requested decrease in 2006 revenue to $47 million, a difference of $388 million from SCE's request.  The revised ORA request, when combined with proposed reductions from several other intervenors, would result in a reduction of $273 million in revenue, a difference of $614 million from SCE's request.  A decision in this matter is expected in January 2006.  On August 2, 2005 SCE filed a motion requesting the establishment of a GRC Memo Account which would make the GRC decision retroactive to January 9, 2006, or the first CPUC meeting in January 2006, whichever is earlier.  See "SCE:
Regulatory Matters--Transmission and Distribution--2006 General Rate Case Proceeding" for further discussion.

In SCE's 2006 Energy Resource Recovery Account (ERRA) forecast proceeding, SCE is proposing to consolidate the rate changes arising from the 2006 GRC proceeding with other changes in rates beginning on January 1, 2006 (see "SCE:  Regulatory Matters--Generation and
Power Procurement--Generation Procurement Proceedings--Energy Resource Recovery Account Proceedings--2006 ERRA Forecast").

MEHC:  CURRENT DEVELOPMENTS

EME Restructuring Activities

During 2004, EME sold most of its international operations.  EME's international operations, except for the Doga project, are accounted for as discontinued operations in accordance with an accounting standard for the impairment or disposal of long-lived assets and, accordingly, all prior periods have been restated to reclassify the results of operations and assets and liabilities as discontinued operations. In the first quarter of 2005, EME completed the sale of two international projects:

o    EME sold its 50% equity interest in the Caliraya-Botocan-Kalayaan (CBK) project to CBK Projects B.V., the purchasing entity designated by its partner, for $104 million.

o    EME sold its 25% equity interest in the Tri Energy project to IPM for approximately $20 million.

While EME will continue to seek to sell its ownership interest in the Doga project, there is no assurance that such efforts will result in a sale.

In connection with the sale of its international operations in 2004, together with cash on hand, in January 2005, EME:

o    made distributions to MEHC totaling $360 million, which were subsequently used primarily to repay the remaining $285 million portion of the term loan; and

o    repaid its junior subordinated debentures and, consequently, repaid the monthly income preferred securities (MIPS) totaling
     $150 million.

In April 2005, EME made an equity contribution of $300 million to Midwest Generation, which used the proceeds to repay indebtedness.
See "MEHC:  Liquidity--Midwest Generation Financing" for a discussion of the Midwest Generation financing.

EME has also completed a review of its domestic organization to better align its resources with its domestic business requirements.
Management and organizational changes have been implemented to streamline EME's reporting relationships and eliminate its regional management structure.  As part of the restructuring, EME expects to reduce annualized costs by $7 million (pre-tax) although this decrease is expected to be offset by higher development costs in the future.  As a result of these changes, EME recorded charges of approximately $3 million and $10 million (pre-tax) in the quarter and six months ended June 30, 2005, respectively, for severance and related costs.

Expiration of the Exelon Power Purchase Agreements

The five-year power purchase agreements between Midwest Generation and Exelon Generation Company expired on December 31, 2004 and, accordingly, beginning January 1, 2005, all the output from the Illinois plants is considered merchant generation.  In 2004, approximately 53% of the energy and capacity sales from the Illinois plants were to Exelon Generation under the power purchase agreements.

The Exelon Generation power purchase agreement for coal-fired units was structured to provide significant capacity payments and lower energy payments which were primarily designed to reimburse the cost of production.  The agreement also provided for substantial capacity payments during the summer months.  The Illinois plants continue to derive revenue from sales of capacity and energy to domestic utilities and power marketers.  In the current wholesale energy market, energy prices are substantially higher than the energy prices previously set forth in the agreement, but capacity payments are, and are expected to remain, substantially lower.  As a result, the composition of EME's revenue is significantly different in the first half of 2005 compared to 2004.  EME's merchant generation is subject to significant volatility as described further in "MEHC:  Market Risk
Exposures--Commodity Price Risk."

Wholesale Energy Prices in Illinois

Wholesale energy prices at the Northern Illinois Hub (related to the Illinois plants) have increased substantially in 2005 from the comparable market prices in 2004 driven largely by increases in the market price of natural gas and oil.  The average market price during the six months ended June 30, 2005 at the Northern Illinois Hub (related to the Illinois plants) increased to $39.01 per MWh, compared to the average market price at "Into ComEd" and the Northern Illinois Hub of $29.84 per MWh during the six months ended
June 30, 2004.

                               SOUTHERN CALIFORNIA EDISON COMPANY

SCE:  LIQUIDITY

SCE's liquidity is primarily affected by under- or over-collections of energy procurement-related costs, collateral requirements associated with power-purchase contracts, and access to capital markets or external financings.  At June 30, 2005, SCE's credit and long-term senior secured issuer ratings from Standard & Poor's and Moody's Investors Service were BBB+ and A3, respectively.  At
June 30, 2005, SCE's short-term (commercial paper) credit ratings from Standard & Poor's and Moody's Investors Service were A2 and P2, respectively.  As of June 30, 2005, SCE had $148 million in commercial paper outstanding.

As of June 30, 2005, SCE had cash and equivalents of $176 million ($88 million of which was held by SCE's consolidated Variable
Interest Entities (VIEs)).  As of June 30, 2005, long-term debt, including current maturities of long-term debt, was $5.4 billion.
As of June 30, 2005, SCE posted approximately $44 million (comprised of $37 million in cash and $7 million in letters of credit) as collateral to secure its obligations under power-purchase contracts and to enter into transactions for imbalance energy through the
California Independent System Operator (ISO).  SCE's collateral requirements can vary depending upon the level of unsecured credit extended by counterparties, the ISO's credit requirements, changes in market prices relative to contractual commitments, and other factors.  In February 2005, SCE replaced its $700 million credit facility with a $1.25 billion senior secured 5-year revolving credit facility.  The security pledged (first and refunding mortgage bonds) for the new facility can be removed at SCE's discretion.  If SCE chooses to remove the security, the credit facility's rating and pricing will change to an unsecured basis per the term of the credit
facility agreement.   As of June 30, 2005, SCE's credit facility supported $148 million of commercial paper outstanding and $7 million in letters of credit, leaving $1.1 billion available under the credit facility.

SCE's estimated cash outflows, during the twelve-month period following June 30, 2005, consist of:

o    Debt maturities of approximately $597 million, including approximately $246 million of rate reduction notes that are due at various times in 2005 and 2006, but which have a separate cost recovery mechanism approved by state legislation and CPUC decisions;

o    Projected capital expenditures primarily to replace and expand distribution and transmission infrastructure and construct and replace generation assets, as discussed below;

o    Dividend payments to SCE's parent company.  SCE made a $71 million dividend payment to Edison International on both April
     28, 2005 and July 28, 2005;

o    Fuel and procurement-related costs; and

o    General operating expenses.

SCE expects to meet its continuing obligations, including cash outflows for power-procurement undercollections (as incurred), through cash and equivalents on hand, operating cash flows and short-term borrowings, when necessary.  Projected capital expenditures are expected to be financed through operating cash flows and the issuance of long-term debt and preferred equity.

SCE is experiencing significant growth in actual and planned capital expenditures to replace and expand its distribution and transmission infrastructure, and to construct and replace generation assets.  In April 2005, the Finance Committee of SCE's Board of
Directors approved a $10.1 billion capital budget

and forecast for the period 2005-2009, an increase of approximately $700 million over the $9.4 billion amount adopted in October
2004.  The increase is mainly due to acceleration of spending in 2005-2009 on several transmission projects, as well as additional expenditures associated with the replacement of the steam generator and pressurizer at San Onofre.  All amounts exceeding the October
2004 forecast are included in either the 2006 GRC or separate regulatory filings for major generation and transmission projects.
Pursuant to the approved capital budget and forecast, SCE expects its capital expenditures to be $1.8 billion, $1.9 billion, and $2.1 billion in 2005, 2006 and 2007, respectively.

On July 18, 2005, SCE gave notice of its election to prepay $29 million of its 6.90% Pollution Control Revenue Bonds (1991 Series),
$30 million of its 6% Pollution Control Revenue Bonds (1992A Series) and $190 million of its 6.4% Pollution Control Revenue Bonds
(1992B Series) on September 8, 2005.  The notice is revocable and SCE may, at its option, choose not to prepay such bonds.

SCE has debt covenants that require certain interest coverage, interest and preferred dividend coverage, and debt to total capitalization ratios to be met.  At June 30, 2005, SCE was in compliance with these debt covenants.

SCE's liquidity may be affected by, among other things, matters described in "SCE:  Regulatory Matters."

SCE:  MARKET RISK EXPOSURES

SCE's primary market risks include fluctuations in interest rates, commodity prices and volume, and counterparty credit.
Fluctuations in interest rates can affect earnings and cash flows.  However, fluctuations in commodity prices and volumes, and counterparty credit losses temporarily affect cash flows, but generally should not affect earnings due to recovery through regulatory mechanisms.  SCE uses derivative financial instruments to manage its market risks, but does not use these instruments for speculative purposes.  See "SCE:  Market Risk Exposures" in the year-ended 2004 MD&A for a complete discussion of SCE's market risk exposures.

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

ERRA Trigger Mechanism Filing

On March 25, 2005, SCE submitted a CPUC rate application under the ERRA trigger mechanism, as the recorded undercollection in its
ERRA balancing account as of February 28, 2005 had reached 9.7% of recorded 2004 generation revenue, well above the 5% threshold for an emergency rate adjustment established by the CPUC.  SCE's undercollection had been less than 4% of recorded 2004 generation revenue at the end of January 2005.  A combination of higher procurement costs, a delay in approval of the 2005 ERRA rate change and other factors contributed to the large increase in the undercollection amount in February 2005.  SCE's trigger application stated
that if the CPUC retained recently authorized ERRA rate levels rather than increasing rates, the undercollection would be recovered by mid-September 2005.  On May 26, 2005, the CPUC issued a decision granting SCE's application to maintain its previously authorized
ERRA rate levels.

ERRA Reasonableness Review for the Period January 1, 2004 through December 31, 2004

On April 1, 2005, SCE submitted an ERRA review application requesting that the CPUC find its procurement-related costs for calendar year 2004 to be reasonable, and that its contract administration and economic dispatch operations during 2004 complied with its
CPUC-adopted procurement plan.  In addition, SCE requested recovery of approximately $13 million associated with Nuclear Unit
Incentive Procedure rewards for efficient operation of the Palo Verde Nuclear Generating Station (Palo Verde) and approximately
$7 million in administrative and general costs incurred to carry out the CPUC's directive to begin procuring energy supplies on
January 1, 2003 following the California energy crisis.  The ORA is scheduled to issue its report on SCE's 2004 costs and operations in mid-August 2005.  Evidentiary hearings are scheduled to begin in September 2005 and a decision is expected in late December 2005 or early January 2006.

2005 ERRA Forecast

On March 17, 2005, the CPUC issued a final decision adopting SCE's requested ERRA revenue requirement of $3.3 billion for the 2005 calendar year, an increase of $1 billion over the 2004 revenue requirement.  The increase was primarily attributable to increasing procurement costs, in part because SCE must procure additional energy and capacity in 2005 to replace energy and capacity that had been provided by a major California Department of Water Resources (CDWR) contract that terminated in December 2004.  In addition, the increase was attributable to additional capacity and associated energy costs resulting from increasing SCE's reserve margin to fulfill the CPUC's requirement of a 15% to 17% planning reserve and a substantially higher forecasted ERRA undercollected balance as of December 31, 2004 than the balance included in 2004 rate levels.

2006 ERRA Forecast

SCE submitted an ERRA forecast application on August 1, 2005, in which it forecasts a procurement-related revenue requirement for the
2006 calendar year of $3.8 billion.  The 2006 ERRA proceeding revenue requirement is an increase of $509 million over SCE's adopted
2005 ERRA proceeding revenue requirement.  The increase is mainly attributable to load growth and resource adequacy requirements
(see the discussion under "--Generation Procurement Proceedings--Resource Adequacy Requirements" included in the year-ended 2004 MD&A), and the unavailability of SCE's Mohave coal-fired generating station (Mohave) after December 31, 2005, and its replacement with higher-cost natural gas generation (see "--Mohave Generating
Station and Related Proceedings").

In addition, the 2006 ERRA forecast application requests the CPUC to consolidate all CPUC-authorized revenue requirements, including the revenue requirements from the 2006 ERRA forecast application, the 2006 GRC (see "--Transmission and Distribution--2006 General Rate
Case Proceeding") and CDWR-related proceedings (see "--CDWR-Related Matters--CDWR Power Purchases and Revenue Requirement
Proceeding"), for recovery through rates beginning January 1, 2006.  SCE's current system average rate for bundled service customers is 12.6(cent)-per-kilowatt-hour (kWh).  SCE expects the 2006 system average rate for bundled service customers to range between
13.9(cent)-per-kWh to 14.4(cent)-per-kWh.

CDWR-Related Matters

CDWR Power Purchases and Revenue Requirement Proceedings

As discussed in the "CDWR Power Purchases and Revenue Requirement Proceedings" disclosure in the year-ended 2004 MD&A, in December
2004, the CPUC issued its decision on how the CDWR's power charge revenue requirement for 2004 through 2013 will be allocated among the investor-owned utilities.  On June 30, 2005, the CPUC granted, in part, San Diego Gas & Electric's (SDG&E) petition for modification of the December 2004 decision.  The June 30, 2005 decision adopted a methodology that retains the cost-follows-contract allocation of the avoidable costs, and allocates the unavoidable costs associated with the contracts:  42.2% to Pacific Gas and
Electric's (PG&E) customers, 47.5% to SCE's customers and 10.3% to SDG&E's customers.  This newly adopted allocation methodology decreases the total costs allocated to SDG&E's customers and increases the total costs allocated to SCE's and PG&E's customers, relative to the December 2004 decision.

Amounts billed to SCE's customers for electric power purchased and sold by the CDWR are remitted directly to the CDWR and are not recognized as revenue by SCE and therefore have no impact on SCE's earnings.  In SCE's 2006 ERRA forecast proceeding, SCE is proposing to consolidate the impact of the June 30, 2005 decision, as well as other CDWR revenue requirement changes, with other changes in rates beginning on January 1, 2006 (see "--Energy Resource Recovery Account Proceedings--2006 ERRA Forecast").

Generation Procurement Proceedings

Procurement of Renewable Resources

SCE's 2005 renewable procurement plan was filed on March 7, 2005.  On July 21, 2005, the CPUC issued a decision approving SCE's 2005 renewable procurement plan and deferred a ruling on SCE's renewable procurement plan for 2006 through 2014.  This decision also approved the methodology advocated by SCE for determining the amount by which reported renewable procurement should be adjusted to reflect line losses.

In addition, the decision states that SCE cannot count procurement from certain geothermal facilities towards its 1% annual renewable procurement requirement, unless such procurement is from production certified as "incremental" by the California Energy Commission.
A 2003 CPUC decision had held that SCE could count procurement from these geothermal facilities toward its 1% annual renewable procurement requirement.

The geothermal facilities have applied to the California Energy Commission for certification of a portion of the facilities'
production as "incremental."  A decision from the California Energy Commission is expected in late August or early September 2005.
It is not clear whether any of the facilities' production

will be certified as "incremental" or how much, if any, of the "incremental" production from the facilities will be allocated to
SCE's procurement under its contract with the facilities if the California Energy Commission certification is granted.

Depending upon the amount, if any, of California Energy Commission certified "incremental" production allocated to SCE's procurement under its contract and the manner in which the CPUC implements its flexible rules for compliance with renewable procurement obligations, SCE may not be in compliance with its statutory renewable procurement obligations for 2003 through 2006 and could be subject to penalties for those years.  The maximum penalty is $25 million per year.  To comply with renewable procurement mandates and avoid penalties for years beyond 2006, SCE will either need to sign new contracts and/or extend existing renewable qualifying facility (QF) contracts.

SCE received bids for renewable resource contracts in response to a solicitation it made in August 2003 and conducted negotiations with bidders regarding potential procurement contracts.  On June 30, 2005, the CPUC issued a resolution approving six renewable contracts resulting from the solicitation.  The CPUC's July 21, 2005 decision referenced above also approved SCE's proposed new request for offers for additional renewable contracts, which SCE contemplates initiating in the third quarter of 2005.

Request for Offers for New Generation Resources

According to California state agencies, beginning in 2006, there is a need for new generation capacity in southern California.  SCE has issued a Request for Offers (RFO) for new generation resources.  SCE has solicited offers for power-purchase agreements lasting up to 10 years from new generation facilities with delivery under the agreement beginning between June 1, 2006 and August 1, 2008.
SCE has filed an application with the CPUC seeking approval of the RFO and the power-purchase agreements executed under the RFO.  SCE is seeking recovery of the costs of the contracts, through the FERC-jurisdictional rates, from all affected customers.  In addition,
SCE seeks CPUC assurance of full cost recovery in CPUC-approved rates, if the FERC denies any recovery.  Any power-purchase agreement that SCE executes as a result of the RFO will be contingent on CPUC approval of the contract and assurance of full cost recovery.

Mohave Generating Station and Related Proceedings

As discussed in the "Mohave Generating Station and Related Proceedings" disclosure in the year-ended 2004 MD&A, the CPUC issued a final decision in December 2004 on SCE's application regarding the post-2005 operation of Mohave, which is partly owned by SCE.

In parallel with and since the conclusion of the CPUC proceeding, negotiations have continued among the relevant parties in an effort to resolve Mohave's post-2005 coal and water supply issues, but no resolution has been reached to date.  Because resolution has not been reached and because of the lead times required for installation of certain pollution-control equipment and other upgrades necessary for post-2005 operation, it is probable that Mohave will shut down for at least several years, and perhaps permanently, at the end of 2005.  The outcome of the coal and water negotiations are not expected to impact Mohave's operation through 2005, but the presence or absence of Mohave as an available resource beyond 2005 will impact SCE's long-term resource plan.  SCE's 2006 ERRA forecast application assumes Mohave is an unavailable resource for power for 2006 (see "--Energy Resource Recovery Account
Proceedings--2006 ERRA Forecast" for further discussion).  Because SCE expects to recover Mohave shut-down costs in future rates, the outcome of this matter is not expected to have a material impact on earnings.

San Onofre Nuclear Generating Station

As discussed in the "San Onofre Nuclear Generating Station" disclosure in the year-ended 2004 MD&A, there are several issues related to the operation and maintenance of San Onofre Units 2 and 3.  The following are new developments with respect to San Onofre.

San Onofre Steam Generators

A decision on the reasonableness of the proposed replacement of the San Onofre Units 2 and 3 steam generators and the establishment of appropriate ratemaking for recovery in rates of the reasonable cost of the replacement project is expected in the fourth quarter of 2005.  By the time of the expected decision, SCE anticipates that it will have incurred approximately $80 million in steam generator fabrication and associated project costs.  SCE will seek recovery of these costs in the event that the CPUC does not authorize SCE to go forward with steam generator replacement.  If the CPUC authorizes SCE to go forward with steam generator replacement, SCE will recover costs that are reasonably incurred as part of the steam generator replacement capital costs.

2005 Outage Schedule, O&M and Capital Budget Disputes

On April 20, 2005, the San Onofre Units 2 and 3 Board of Review (BOR) held a special meeting to consider the 5-year outage schedule, revisions to the 2005 operation and maintenance (O&M) budget, and the 2005 capital budget.  These matters require unanimous approval of the BOR.  The representatives of SDG&E did not agree with the information presented for approval.  Consequently, a vote was not taken.  SCE and SDG&E agreed to consolidate the disputes over the 2005 O&M and 2005 capital budgets and to treat the dispute over the
5-year outage schedule as a separate dispute.  The BOR subsequently approved a modified 5-year outage schedule.  The parties are proceeding with the dispute resolution procedures in the Second Amended San Onofre Operating Agreement for the consolidated 2005 O&M and capital budget disputes, which provide for binding arbitration if the disputes cannot be resolved through informal methods.

Transmission and Distribution

2006 General Rate Case Proceeding

On December 21, 2004, SCE filed its application for a 2006 GRC, requesting an increase of $370 million in SCE's 2006 base rate revenue, primarily for capital-related expenditures to accommodate infrastructure replacement, customer and load growth.  This increase is also necessary to fund substantially higher O&M expenses, particularly in SCE's transmission and distribution business unit.  SCE also requested that the CPUC authorize continuation of SCE's existing post-test year rate-making mechanism, which would result in base rate revenue increases of $159 million and $122 million in 2007 and 2008, respectively.  If the CPUC approves these requested increases and allocates them to ratepayer groups on a system average percentage change basis, the total increase over current base rates is estimated to be 10%.

On April 15, 2005, the ORA submitted testimony recommending that SCE's 2006 base rate revenue be decreased by $93 million, a difference of $463 million from SCE's request.  In addition, the ORA recommended that an additional year, 2009, be added to SCE's GRC cycle and that the CPUC use a Consumer Price Indexed (CPI) method, applied to the test year revenue requirement, to determine base rate revenue adjustments in the attrition years (2007 and 2008).  SCE had used a budget-based approach to projected capital additions in the attrition years in its filing.  This approach was previously authorized in the 2003 GRC decision.  The ORA's CPI methodology would raise SCE's 2007 base rate revenue by $2 million (as opposed to SCE's requested increase of $159 million) and would decrease
SCE's 2008

base rate revenue by $10 million (as opposed to SCE's requested increase of $122 million).  Portions of the ORA's proposed adjustments reflect an updated rate of return, authorized by the CPUC subsequent to the filing of SCE's GRC application.  On May 6,
2005, several intervenors filed testimony proposing reductions to SCE's 2006 GRC request, which, when combined with the ORA's recommendation, would result in a reduction of $326 million in revenue, a difference of $696 million from SCE's request.

During the course of the GRC proceeding, SCE agreed to certain revisions to its request, updated the revenue requirement for the 2005 cost of capital, and incorporated a second refueling O&M expense forecast for San Onofre in 2006, which reduced SCE's test year request by $29 million.  In a joint comparison exhibit filed by all parties on August 2, 2005, SCE requested an increase of $341 million in 2006 base rate revenue, followed by a requested increase of $106 million in 2007 and $111 million in 2008.  In this exhibit, the ORA revised its requested decrease in 2006 revenue to $47 million, a difference of $388 million from SCE's request.  The revised ORA request, when combined with proposed reductions from several other intervenors, would result in a reduction of $273 million in revenue, a difference of $614 million from SCE's request.  A decision in this matter is expected in January 2006.

On August 2, 2005 SCE filed a motion requesting the establishment of a GRC Memo Account which would make the GRC decision retroactive to January 9, 2006, or the first CPUC meeting in January 2006, whichever is earlier.

In SCE's 2006 ERRA forecast proceeding, SCE is proposing to consolidate the rate changes arising from the 2006 GRC proceeding with other changes in rates beginning on January 1, 2006 (see "--Generation and Power Procurement--Generation Procurement Proceedings
--Energy Resource Recovery Account Proceedings--2006 ERRA Forecast").

2006 Cost of Capital

On May 9, 2005, SCE filed an application requesting that the CPUC authorize a return on SCE's common equity and an overall rate of return for SCE's CPUC-jurisdictional assets for 2006.  In its application, SCE requests that the CPUC maintain its 2005 authorized rate-making capital structure of 43% long-term debt, 9% preferred equity, and 48% common equity for 2006.  SCE's application also requests that the CPUC authorize SCE's 2006 cost of long-term debt of 6.53%, cost of preferred equity of 6.43% and a return on common equity of 11.80%.  A proposed decision is scheduled for November 15, 2005, and a final CPUC decision is anticipated on or before
December 15, 2005.  CPUC adoption of SCE's application request would result in a projected $10 million increase in its annual revenue requirements.

ISO Disputed Charges

On April 20, 2004, the FERC issued an order concerning a dispute between the ISO and the Cities of Anaheim, Azusa, Banning and
Riverside, California over the proper allocation and characterization of certain charges.  The order reversed an arbitrator's award that had affirmed the ISO's characterization in May 2000 of the charges as Intra-Zonal Congestion costs and allocation of those charges to Scheduling Coordinators (SCs) in the affected zone within the ISO transmission grid.  The April 20, 2004 order directed the ISO to shift the costs from SCs in the affected zone to the responsible Participating Transmission Owner, SCE, and to do so
within 60 days of the April 20, 2004 order.  Under the April 20, 2004 order, SCE will be charged a certain amount as the
Participating Transmission Owner but also will be credited through the California Power Exchange, SCE's SC at the time.  SCE obtained a stay of the April 20, 2004 order pending resolution of its request for rehearing.  On March 30, 2005, the FERC issued an Order
Denying Rehearing.  SCE obtained an extension of the stay pending resolution of the appeal SCE has filed with the United States Court of Appeals for the D.C. Circuit (D.C. Circuit Court).

The potential net impact on SCE is estimated to be approximately $20 million to $25 million, including interest.  SCE filed a request for clarification with the FERC asking the FERC to clarify that SCE can reflect and recover the disputed costs in SCE's reliability services rates.  On June 8, 2005, the FERC denied the clarification, noting that during the appeal, the FERC's order is stayed, therefore SCE is not required to pay at this time.  SCE may seek recovery in its reliability service rates of the costs should SCE be required to pay these costs.

Transmission Proceeding

In August and November 2002, the FERC issued opinions affirming a September 1999 administrative law judge decision to disallow, among other things, recovery by SCE and the other California public utilities of costs reflected in network transmission rates associated with ancillary services and losses incurred by the utilities in administering existing wholesale transmission contracts after implementation of the restructured California electric industry.  SCE has incurred approximately $80 million of these unrecovered costs since 1998.  In addition, SCE has accrued interest on these unrecovered costs.  The three California utilities appealed the decisions to the D.C. Circuit Court.  On July 12, 2005, the D.C. Circuit Court vacated the FERC's August and November 2002 orders, and remanded the case to FERC for further proceedings.  SCE believes that the D.C. Circuit Court's decision increases the likelihood that it will recover these costs.

Wholesale Electricity and Natural Gas Markets

As discussed in the "Wholesale Electricity and Natural Gas Markets" disclosure in the year-ended 2004 MD&A, SCE is participating in several related proceedings seeking recovery of refunds from sellers of electricity and natural gas who allegedly manipulated the electric and natural gas markets.

El Paso Natural Gas Company (El Paso) entered into a settlement agreement with a number of parties (including SCE, PG&E, the State of
California and various consumer class action representatives) settling various claims stated in proceedings at the FERC and in San
Diego County Superior Court that El Paso had manipulated interstate capacity and engaged in other anticompetitive behavior in the natural gas markets in order to unlawfully raise gas prices at the California border in 2000-2001.  The United States District Court has issued an order approving the stipulated judgment and the settlement agreement has become effective.  Pursuant to a CPUC decision, SCE was required to refund to customers amounts received under the terms of the El Paso settlement (net of legal and consulting costs) through its ERRA mechanism.  In June 2004, SCE received its first settlement payment of $76 million.  Approximately
$66 million of this amount was credited to purchased-power expense, and was refunded to SCE's ratepayers through the ERRA over the following twelve months, and the remaining $10 million was used to offset SCE's incurred legal costs.  El Paso has elected to prepay the additional settlement payments due over a 20-year period and, as a result, SCE received $66 million in May 2005.  Amounts El Paso refunds to the CDWR will result in reductions in the CDWR's revenue requirement allocated to SCE in proportion to SCE's share of the
CDWR's power charge revenue requirement.

On January 14, 2005, SCE, PG&E, SDG&E and several governmental entities agreed to settlement terms with Mirant Corporation and a number of its affiliates (collectively Mirant), all of whom are debtors in Chapter 11 bankruptcy proceedings pending in Texas.  Among other things, the settlement terms provide for cash and equivalent refunds totaling $320 million, of which SCE's allocated share is approximately $68 million.  The settlement also provides for an allowed, unsecured claim totaling $175 million in the bankruptcy of one of the Mirant parties, with SCE being allocated approximately $33 million of the unsecured claim.  The actual value of the unsecured claim will be determined as part of the resolution of the Mirant parties' bankruptcies.  The Mirant settlement was approved by the FERC on April 13, 2005 and by the bankruptcy court on April 15, 2005.  In April and May 2005, SCE received its allocated

$68 million in cash settlement proceeds.  SCE continues to hold its $33 million share of the allowed, unsecured bankruptcy claim.
The Mirant settlement will be refunded to ratepayers as described below.

On July 15, 2005, SCE, PG&E, SDG&E and several governmental entities agreed to settlement terms with Enron Corporation and a number of its affiliates (collectively Enron), most of which are debtors in Chapter 11 bankruptcy proceedings pending in New York.  Among other things, the settlement terms provide for cash and equivalent payments from Enron totaling approximately $47 million and an allowed, unsecured claim in the bankruptcy against one of the Enron entities in the amount of $875 million.  SCE's allocable share of both the cash and allowed claim portions of the settlement consideration has not yet been finally determined, and the value of an allocable share of the allowed claim will be determined as part of the resolution of the Enron parties' bankruptcies.  The settlement remains subject to the approvals of the FERC, the CPUC and the Enron bankruptcy court.  The Enron settlement proceeds will be refunded to ratepayers as described below.

On November 19, 2004, the CPUC issued a resolution authorizing SCE to establish an Energy Settlement Memorandum Account (ESMA) for the purpose of recording the foregoing settlement proceeds (excluding the El Paso settlement) from energy providers and allocating them in accordance with the terms of the October 2001 settlement agreement entered into by SCE and the CPUC which settled SCE's lawsuit against the CPUC.  This lawsuit sought full recovery of SCE's electricity procurement costs incurred during the energy crisis.  The resolution provides a mechanism whereby portions of the settlement proceeds recorded in the ESMA will be allocated to recovery of SCE's litigation costs and expenses in the FERC refund proceedings described above and a 10% shareholder incentive pursuant to the CPUC litigation settlement agreement.  Remaining amounts for each settlement are to be refunded to ratepayers through the ERRA mechanism.  In the second quarter of 2005, SCE recorded a $7 million increase to other nonoperating income as a shareholder incentive related to the Mirant refund received during the second quarter of 2005.

Other Regulatory Matters

Catastrophic Event Memorandum Account

Fire-Related CEMA

In October and November of 2003, wildfires damaged SCE's electrical infrastructure, primarily in the San Bernardino Mountains of southern California where an estimated 2,085 power poles, 2,059 services, 371 transformers, 557,033 of overhead conductors and 25,822 feet of underground cable were replaced or repaired.  SCE notified the CPUC that it initiated a CEMA on October 21, 2003 to track the incremental costs to restore and repair damage to its facilities.  SCE filed an application with the CPUC on December 2, 2004 to seek recovery of its fire-related costs over a one-year period commencing January 1, 2006.  On June 23, 2005, SCE and the ORA filed a settlement agreement with the CPUC which (i) allows the authorized CEMA Firestorm revenue requirement calculation to be based on approximately $8 million of incremental operations and maintenance expenses and $20 of incremental capital plant additions and
(ii) allows SCE to continue to record in its Firestorm CEMA the revenue requirement associated with these costs, plus accrued interest, until the effective date of the final decision in SCE's 2006 GRC.  The revenue requirement recorded in SCE's Firestorm CEMA through April 2005 is approximately $12 million.  SCE has forecast the recorded revenue requirement in this account to total approximately $14 million in December 2005.  SCE expects to recover the costs recorded in the Firestorm CEMA account through a mechanism approved in SCE's 2006 GRC.

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

Demand-Side Management and Energy Efficiency Performance Incentive Mechanisms

Under a variety of incentive mechanisms adopted by the CPUC in the past, SCE was entitled to certain shareholder incentives for its performance achievements in delivering demand-side management and energy efficiency programs.  On June 10, 2005, SCE and the ORA executed a settlement agreement for SCE's outstanding issues concerning SCE shareholder incentives and performance achievements resulting from the demand-side management, energy efficiency, and low-income energy efficiency programs from program years
1994-2004.  In addition, the settlement addresses shareholder incentives and performance achievements for program years 1994-1998, anticipated but not yet claimed.  The settlement agreement recommends, among other things, that SCE be entitled to immediately recover 92% of the total of SCE's current claims and future claims related to SCE's pre-1998 energy efficiency programs.  SCE's total claim for program years 1994-2004 made in 2000 through 2008, including interest, franchise fees and uncollectibles, is approximately
$46 million.  The settling parties agreed that it is reasonable for SCE to recover approximately $42 million of these claims in the near future as full recovery of all of SCE's outstanding claims as well as future claims related to SCE's pre-1998 energy efficiency programs.  The settlement agreement requires CPUC approval.  On June 13, 2005, SCE and the ORA filed a joint motion requesting CPUC adoption of the settlement agreement.  A decision is expected in the fourth quarter of 2005, which if approved, would result in the recognition of a $42 million increase in earnings.  SCE has collected and deferred most the of the expected claims in rates, and expects to recover the remaining portion of the claims over a 12-month period beginning on January 1, 2006 through the 2006 ERRA
Forecast application (see "--Generation and Power Procurement--Energy Resource Recovery Account Proceedings--2006 ERRA Forecast").

                             MISSION ENERGY HOLDING COMPANY

MEHC:  LIQUIDITY

Introduction

MEHC's liquidity discussion is organized in the following sections:

o    MEHC (parent)'s Liquidity
o    EME's Liquidity
o    Midwest Generation Financing
o    Capital Expenditures
o    MEHC and EME's Credit Ratings
o    EME's Liquidity as a Holding Company
o    Dividend Restrictions in Major Financings
o    MEHC's Interest Coverage Ratio

MEHC (parent)'s Liquidity

At June 30, 2005, MEHC had cash and cash equivalents of $62 million (excluding amounts held by EME and its subsidiaries). MEHC's ability to honor its obligations under the senior secured notes and to pay overhead is substantially dependent upon the receipt of dividends from EME and receipt of tax-allocation payments from MEHC's parent, Edison Mission Group, and ultimately Edison
International. See "EME's Liquidity as a Holding Company--Intercompany Tax-Allocation Agreement." Dividends from EME are limited based on its earnings and cash flow, terms of restrictions contained in EME's corporate credit facility, business and tax considerations and restrictions imposed by applicable law.

Dividends to MEHC (parent)

In January 2005, EME made total dividend payments of $360 million to MEHC (parent). A portion of these payments was used to repay the remaining $285 million of MEHC's term loan plus interest on January 3, 2005.

EME's Liquidity

At June 30, 2005, EME and its subsidiaries had cash and cash equivalents of $1.6 billion and EME had available the full amount of borrowing capacity under a $98 million corporate credit facility. EME's consolidated debt at June 30, 2005 was $3.2 billion. In addition, EME's subsidiaries had $5.0 billion of long-term lease obligations that are due over periods ranging up to 30 years.

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

On the day after the closing of the refinancing transaction, EME contributed $300 million in equity to Midwest Generation, and
Midwest Generation used the proceeds of this equity contribution to repay the loans outstanding under the new working capital facility. Thus, after completion of the actions outlined herein, Midwest Generation had $343 million outstanding under its term loan and $500 million of working capital facilities available for working capital requirements, including credit support for hedging activities. As of June 30, 2005, approximately $5 million was outstanding under these working capital facilities.

Under the terms of Midwest Generation's credit agreement, Midwest Generation is permitted to distribute 75% of excess cash flow (as defined in the credit agreement). In addition, if equity is contributed to Midwest Generation, Midwest Generation is permitted to distribute 100% of excess cash flow until the aggregate portion of distributions that Midwest Generation attributes to the equity contribution equals the amount thereof. Accordingly, Midwest Generation is permitted to distribute 100% of excess cash flow until the aggregate portion of such distributions attributed to the equity contribution made by EME in Midwest Generation on April 19, 2005 equals $300 million.  However, Midwest Generation is required to make concurrently with each distribution an offer to repay debt in an amount equal to the excess, if any, of one-third of such distribution over the portion thereof attributed to the equity contribution. Thus, Midwest Generation will not be required to offer to repay debt concurrently with a distribution so long as the portion of each distribution attributed to the April 19, 2005 equity contribution is at least one-third of such distribution.

Capital Expenditures

The estimated capital and construction expenditures of EME's subsidiaries are $22 million for the final two quarters of 2005 and
$32 million and $13 million for 2006 and 2007, respectively. Non-environmental expenditures relate to upgrades to dust collection/mitigation systems and the coal handling system, ash removal improvements and various other projects. These expenditures are planned to be financed by existing subsidiary credit agreements, cash on hand or cash generated from operations. Included in the estimated expenditures are environmental expenditures of $7 million for the second half of 2005 and $1 million for 2006. The 2005 environmental expenditures relate to selective catalytic reduction system improvements at the Homer City facilities.

MEHC and EME's Credit Ratings

Overview

Credit ratings for MEHC and its subsidiaries, EME, Midwest Generation, LLC and Edison Mission Marketing & Trading, are as follows:

                                                Moody's Rating     S&P Rating
-------------------------------------------------------------------------------
MEHC                                                 B2               CCC+
EME                                                  B1               B+
Midwest Generation, LLC:
   First priority senior secured rating              Ba3              BB-
   Second priority senior secured rating             B1               B
Edison Mission Marketing & Trading                 Not Rated          B+
-------------------------------------------------------------------------------

MEHC cannot provide assurance that its current credit ratings or the credit ratings of its subsidiaries will remain in effect for any given period of time or that one or more of these ratings will not be lowered. MEHC notes that these credit ratings are not recommendations to buy, sell or hold its securities and may be revised at any time by a rating agency.

MEHC does not have any "rating triggers" contained in subsidiary financings that would result in it or EME being required to make equity contributions or provide additional financial support to its subsidiaries.

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

EME and its subsidiaries have provided credit for the benefit of counterparties in the form of cash and letters of credit
($202 million as of June 30, 2005) for price risk management activities of EME (including Midwest Generation and EME Homer City) and domestic trading activities primarily related to the fair value of open positions.

EME expects to have higher merchant generation in 2005 than in previous years as a result of the expiration in 2004 of the power purchase agreements between Midwest Generation and Exelon Generation. The increased merchant generation will increase the potential for margin and collateral requirements. Changes in forward market prices and the strategies adopted for merchant generation could further increase the need for credit support for price risk management activities related to EME's projects. Using advanced industry analytics, EME estimates that total margin and collateral requirements to support price risk management could increase to approximately $400 million in 2005 if 56% of the remaining 2005 output and 33% of the 2006 output from the Illinois plants and Homer
City facilities is sold forward for one year and power prices subsequently increased. Midwest Generation is expected to have cash on hand and $500 million of working capital facilities that can be used to provide credit support for forward contracts entered into on behalf of the Illinois plants. As of June 30, 2005, approximately $5 million was outstanding under these facilities. In addition, EME is expected to have cash on hand and a $98 million working capital facility that can be used to provide credit support for its subsidiaries. See "--EME's Liquidity" for further discussion.

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
These documents include a requirement that the counterparty to such transactions, and EME Homer City, if acting as seller to an unaffiliated third party, be investment grade. EME currently sells all the output from the Homer City facilities through Edison
Mission Marketing & Trading, which has a below investment grade credit rating, and EME Homer City is not rated. Therefore, in order for EME to continue to sell forward the output of the Homer City facilities, either:  (1) EME must obtain consent from the sale-leaseback owner participant to permit EME Homer City to sell directly into the market or through Edison Mission Marketing &
Trading; or (2) Edison Mission Marketing & Trading must provide assurances of performance consistent with the requirements of the sale-leaseback documents. EME has obtained a consent from the sale-leaseback owner participant that will allow EME Homer City to enter into such sales, under specified conditions, through December 31, 2006. EME Homer City continues to be in compliance with the terms of the consent; however, the consent is revocable by the sale-leaseback owner participant at any time. The sale-leaseback owner participant has not indicated that it intends to revoke the consent; however, there can be no assurance that it will not do so in the future. Revocation of the consent would not affect trades between Edison Mission Marketing & Trading and EME Homer City that had been entered into while the consent was still in effect. EME is permitted to sell the output of the Homer City facilities into the spot market at any time. See "MEHC:  Market Risk Exposures--Commodity Price Risk--Energy Price Risk Affecting Sales from the Homer City
Facilities."

EME's Liquidity as a Holding Company

Overview

At June 30, 2005, EME had corporate cash and cash equivalents of $1.5 billion to meet liquidity needs. See "--EME's Liquidity." EME had no borrowings outstanding or letters of credit outstanding on the $98 million secured line of credit at June 30, 2005. Cash distributions from EME's subsidiaries and partnership investments, and unused capacity under its corporate credit facility represent
EME's major sources of liquidity to meet its cash requirements. The timing and amount of distributions from EME's subsidiaries may be affected by many factors beyond its control. See "--Dividend Restrictions in Major Financings."

EME's secured corporate credit facility provides credit available in the form of cash advances or letters of credit. In addition to the interest payments, EME pays a commitment fee of 0.50% on the unutilized portion of the facility. EME has agreed to maintain a minimum interest coverage ratio and a minimum recourse debt to recourse capital ratio (as such ratios are defined in the credit agreement). At June 30, 2005, EME met both these ratio tests.

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

At June 30, 2005, EME also had available $86 million under Midwest Generation EME, LLC's $100 million letter of credit facility with
Citibank, N.A., as Issuing Bank, that expires in December 2006. Under the terms of this letter of credit facility, Midwest Generation
EME is required to deposit cash in a bank account in order to cash collateralize any letters of credit that may be outstanding under the facility.

The bank account is pledged to the Issuing Bank. Midwest Generation EME owns 100% of Edison Mission Midwest Holdings, which in turn owns 100% of Midwest Generation, LLC.

Historical Distributions Received By EME

The following table is presented as an aid in understanding the cash flow of EME's continuing operations and its various subsidiary holding companies which depend on distributions from subsidiaries and affiliates to fund general and administrative costs and debt service costs of recourse debt.

     In millions               Six Months Ended June 30,                        2005              2004
     ---------------------------------------------------------------------------------------------------
     Distributions from Consolidated Operating Projects:
         Edison Mission Midwest Holdings (Illinois plants)                    $  171           $    --
         EME Homer City Generation L.P. (Homer City facilities)(1)                41                49
     Distributions from Unconsolidated Operating Projects:
         Edison Mission Energy Funding Corp. (Big 4 Projects)(2)                  29                21
         Sunrise Power Company                                                     5                 5
         Holding company for Doga project                                         17                15
         Holding companies for Westside projects                                   6                 7
         Holding companies of other unconsolidated operating projects              4                 1
     ---------------------------------------------------------------------------------------------------
     Total Distributions                                                      $  273           $    98
     ---------------------------------------------------------------------------------------------------

     --------------
     (1) On July 1, 2005, EME received a $21 million distribution from Homer City.

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

Key Ratios of EME's Principal Subsidiaries Affecting Dividends

Set forth below are key ratios of EME's principal subsidiaries for the twelve months ended June 30, 2005:

             Subsidiary                     Financial Ratio              Covenant                 Actual
-------------------------------------------------------------------------------------------------------------

     Midwest Generation, LLC            Interest Coverage            Greater than or             2.78 to 1
     (Illinois plants)                  Ratio                        equal to 1.25 to 1

     Midwest Generation, LLC            Secured Leverage             Less than or                3.18 to 1
     (Illinois plants)                  Ratio                        equal to 8.75 to 1

     EME Homer City                     Senior Rent Service          Greater than 1.7 to 1       2.68 to 1
     Generation L.P.                    Coverage Ratio
     (Homer City facilities)

     Edison Mission Energy              Debt Service                 Greater than or             2.97 to 1
     Funding Corp.                      Coverage Ratio               equal to 1.25 to 1
     (Big 4 Projects)
-------------------------------------------------------------------------------------------------------------

For a more detailed description of the covenants binding EME's principal subsidiaries that may restrict the ability of those entities to make distributions to EME directly or indirectly through the other holding companies owned by EME, refer to "MEHC:
Liquidity--Dividend Restrictions in Major Financings" in the year-ended 2004 MD&A.

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

MEHC's interest coverage ratio equals Funds Flow from Operations divided by Interest Expense and is comprised of interest income and expense related to its holding company activities and the consolidated financial information of EME. The following table sets forth
MEHC's interest coverage ratio for the twelve months ended June 30, 2005:

                                                                                           June 30,
     In millions                                                                             2005
     -------------------------------------------------------------------------------------------------
     Funds Flow from Operations:
          Operating Cash Flow(1) from Consolidated Operating Projects(2):
              Illinois plants                                                          $     313
              Homer City                                                                     113
              First Hydro                                                                     30
          Other consolidated operating projects                                               18
          Price risk management and energy trading                                            39
          Distributions from unconsolidated Big 4 projects                                   116
          Distributions from other unconsolidated operating projects                         107
          Interest income                                                                     28
          Operating expenses                                                                (133)
     -------------------------------------------------------------------------------------------------
              Total EME funds flow from operations                                     $     631
          Operating cash flow from unrestricted subsidiaries                                   1
          Funds flow from operations of projects sold                                        (84)
          MEHC (parent)                                                                       (2)
     -------------------------------------------------------------------------------------------------
              Total funds flow from operations                                         $     546

     Interest Expense:
          EME                                                                          $     262
          EME - affiliate debt                                                                 2
          MEHC (parent) interest expense                                                     134
          Interest savings on projects sold                                                  (65)
     -------------------------------------------------------------------------------------------------
              Total interest expense                                                   $     333
     -------------------------------------------------------------------------------------------------
     Interest Coverage Ratio                                                                1.64
     -------------------------------------------------------------------------------------------------

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

The above interest coverage ratio was determined in accordance with the definitions set forth in the indenture governing MEHC's senior secured notes. The provisions of the indenture prohibits MEHC, EME and its subsidiaries from incurring additional indebtedness, except as specified in the indenture, unless MEHC's interest coverage ratio exceeds 2.0 to 1 for the immediately preceding four fiscal quarters.

MEHC:  MARKET RISK EXPOSURES

Introduction

EME's primary market risk exposures are associated with the sale of electricity and capacity from and the procurement of fuel for its uncontracted generating plants. These market risks arise from fluctuations in electricity, capacity and fuel prices, emission allowances, transmission rights, interest rates and foreign currency exchange rates. EME manages these risks in part by using derivative financial instruments in accordance with established policies and procedures. See "MEHC:  Liquidity--EME's Credit Ratings"
for a discussion of market developments and their impact on EME's credit and the credit of its counterparties.

This section discusses these market risk exposures under the following headings:

o    Commodity Price Risk
o    Credit Risk
o    Interest Rate Risk
o    Fair Value of Financial Instruments

Commodity Price Risk

General Overview

EME's revenue and results of operations of its merchant power plants will depend upon prevailing market prices for capacity, energy, ancillary services, emission allowances or credits, coal, natural gas and fuel oil, and associated transportation costs in the market areas where EME's merchant plants are located. Among the factors that influence the price of energy, capacity and ancillary services in these markets are:

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

Energy Price Risk - Introduction

Electric power generated at EME's merchant plants is generally sold under bilateral arrangements with domestic utilities and power marketers with terms of two years or less or into the PJM Interconnection, LLC (PJM) and/or the New York Independent System Operator
(NYISO) markets. As discussed further below, beginning in 2003, EME has been selling a significant portion of the power generated from its Illinois plants into wholesale power markets, including PJM since May 1, 2004.

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

EME uses a "value at risk" analysis in its daily business to identify, measure, monitor and control its overall market risk exposure in respect of its Illinois plants, its Homer City facilities, and its trading positions. The use of value at risk allows management to aggregate overall commodity risk, compare risk on a consistent basis and identify the risk factors. Value at risk measures the possible loss over a given time interval, under normal market conditions, at a given confidence level. Given the inherent limitations of value at risk and relying on a single risk measurement tool, EME supplements this approach with the use of stress testing and worst-case scenario analysis for key risk factors, as well as stop loss limits and counterparty credit exposure limits.

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

Primary counterparties for hedging transactions are utilities and power marketing companies.  In addition, the Intercontinental
Exchange and the New York Mercantile Exchange now permit trading in cash settled futures contracts.  This allows hedge transactions to be executed with financial entities such as hedge funds and investment banks.  The number of such transactions being cleared has been steadily increasing recently.

In the case of forward sales of generation and capacity from the Illinois plants, Midwest Generation is permitted to use its working capital facility and cash on hand to provide credit support for forward contracts entered into by Edison Mission Marketing & Trading for capacity and energy generation of the Illinois plants under an energy services agreement between Midwest Generation and Edison
Mission Marketing & Trading. Utilization of this credit facility in support of such forward contracts is expected to provide additional liquidity support for implementation of EME's contracting strategy for the Illinois plants. In the case of forward sales of generation and capacity from the Homer City facilities, credit support is provided by EME pursuant to intercompany arrangements between it and Edison Mission Marketing & Trading. See "--Credit Risk," below.

Energy Price Risk Affecting Sales from the Illinois Plants

Pre-2005 Merchant Sales

Energy generated at the Illinois plants was historically sold under three power purchase agreements between Midwest Generation and
Exelon Generation Company, under which Exelon Generation was obligated to make capacity payments for the plants under contract and energy payments for the energy produced by these plants and taken by Exelon Generation. The power purchase agreements began on
December 15, 1999. The capacity payments provided the units under contract with revenue for fixed charges, and the energy payments compensated those units for all, or a portion of, variable costs of production. The three power purchase agreements with Exelon
Generation had all been terminated by December 31, 2004.

To the extent that energy and capacity from the Illinois plants was not sold under the power purchase agreements with Exelon
Generation, it was sold on a wholesale basis through a combination of bilateral agreements, forward energy sales and spot market sales. Approximately 51% of the energy and capacity sales from the Illinois plants in the first six months of 2004 were made on a wholesale basis outside of the power purchase agreements.

Prior to May 1, 2004, the primary markets available to Midwest Generation for wholesale sales of electricity from the Illinois plants were direct "wholesale customers" and broker arranged "over-the-counter customers." Since the expansion of PJM and the commencement of the Midwest Independent Transmission System Operator (MISO) locational marginal pricing markets, EME believes that the most liquid delivery locations for wholesale trading in the Midwest are the Northern Illinois Hub in PJM, the AEP/Dayton Hub in PJM, and the
Cinergy Hub in MISO. Because of proximity, the Midwest Generation assets are primarily hedged with transactions at the Northern
Illinois Hub, but from time to time may be hedged in limited amounts at the AEP/Dayton Hub and the Cinergy Hub.

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

Following the expansion of the PJM system described above, sales of electricity from the Illinois plants have been made on the basis of bilateral and spot sales into PJM, with spot sales being based on locational marginal pricing. These sales into the expanded PJM, the primary market currently available to the Illinois plants, replaced sales previously made as bilateral sales and spot sales "Into
ComEd" and "Into AEP." See "MEHC:  Other Development--Regulatory Matters" in the year-ended 2004 MD&A for a more detailed discussion of developments regarding Commonwealth Edison's joining PJM, and "--Basis Risk" below for a discussion of locational marginal pricing.

2005 Merchant Sales

Beginning on January 1, 2005, electric power generated at the Illinois plants is generally sold under bilateral arrangements with terms of two years or less, or into the PJM market. The PJM pool has a short-term market, which establishes an hourly clearing price.
The Illinois plants are situated in the new expanded western PJM control area and are physically connected to high-voltage transmission lines serving this market.

The following table depicts the average historical market prices for energy per megawatt-hour during the first six months of 2005 and
2004.

                                                    2005(1)           2004
             -------------------------------------------------------------------
             January                            $    38.36        $   27.88(2)
             February                                34.92            29.98(2)
             March                                   45.75            30.66(2)
             April                                   38.98            27.88(2)
             May                                     33.60            34.05(1)
             June                                    42.45            28.58(1)
             -------------------------------------------------------------------
             Six-Month Average                  $    39.01        $   29.84
             -------------------------------------------------------------------

             --------------
             (1) Represents average historical market prices for energy as quoted for sales into the Northern Illinois
                 Hub.  Energy prices were calculated at the Northern Illinois Hub delivery point using hourly real-time prices as published by PJM.

             (2) Represents average historical market prices for energy for "Into ComEd." Energy prices were determined by obtaining broker quotes and other public price sources for "Into ComEd" delivery points.  See discussion under "--Pre-2005 Merchant Sales" above for further discussion regarding the replacement of sales "Into ComEd" with sales into the expanded PJM.

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

The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the Northern Illinois
Hub at June 30, 2005:

                                                      24-Hour Northern
                                                        Illinois Hub
     2005                                          Forward Energy Prices*
     -----------------------------------------------------------------------
         July                                         $    46.64
         August                                            48.68
         September                                         37.55
         October                                           33.44
         November                                          35.26
         December                                          41.22
     2006 Calendar "strip"(1)                         $    42.73
     -----------------------------------------------------------------------

     --------------
     (1)  Market price for energy purchases for the entire calendar year, as quoted for sales into the
          Northern Illinois Hub.
     *    Energy prices were determined by obtaining broker quotes and information from other public sources relating to the Northern Illinois Hub delivery point.

The following table summarizes Midwest Generation's hedge position (primarily based on prices at the Northern Illinois Hub) at
June 30, 2005:

                                                             2005              2006
                  -------------------------------------------------------------------
                  Megawatt hours                          9,386,086         9,707,014
                  Average price/MWh(1)                  $     38.15       $     41.84
                  -------------------------------------------------------------------

                  --------------
                  (1) The above hedge positions include forward contracts for the sale of power during different periods of the year and the day.  Market prices tend to be higher during on-peak periods during the day and during summer months, although there is significant variability of power prices during different periods of time.  Accordingly, the above hedge position at June 30, 2005 is not directly comparable to the 24-hour Northern Illinois Hub prices set forth above.

Energy Price Risk Affecting Sales from the Homer City Facilities

Electric power generated at the Homer City facilities is generally sold under bilateral arrangements with terms of two years or less, or into the PJM market. These pools have short-term markets, which establish an hourly clearing price. The Homer City facilities are situated in the PJM control area and are physically connected to high-voltage transmission lines serving both the PJM and NYISO markets.

The following table depicts the average historical market prices for energy per megawatt-hour in PJM during the first six months of
2005 and 2004:

                                                       24-Hour PJM
                                                Historical Energy Prices*
                                               -----------------------------
                                                    2005          2004
----------------------------------------------------------------------------
January                                           $  45.82      $  51.12
February                                             39.40         47.19
March                                                47.42         39.54
April                                                44.27         43.01
May                                                  43.67         44.68
June                                                 46.63         36.72
----------------------------------------------------------------------------
Six-Month Average                                 $  44.54      $  43.71
----------------------------------------------------------------------------

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

The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the PJM West Hub at
June 30, 2005:

                                       24-Hour PJM West Hub
2005                                  Forward Energy Prices*
------------------------------------------------------------
    July                                    $    56.50
    August                                       58.55
    September                                    46.95
    October                                      43.52
    November                                     44.72
    December                                     51.25
2006 Calendar "strip"(1)                    $    53.66
------------------------------------------------------------

--------------
(1)  Market price for energy purchases for the entire calendar year, as quoted for sales into the PJM
     West Hub.
*    Energy prices were determined by obtaining broker quotes and other information from public sources relating to the PJM West Hub delivery point. Forward prices at PJM West Hub are generally higher than the prices at the Homer City busbar.

The following table summarizes Homer City's hedge position at June 30, 2005:

                                                         2005             2006
                  ----------------------------------------------------------------
                  Megawatt hours                       4,641,100         5,256,000
                  Average price/MWh(1)               $     44.94       $     51.50
                  ----------------------------------------------------------------

                  --------------
                  (1) The above hedge positions include forward contracts for the sale of power during different periods of the year and the day.  Market prices tend to be higher during on-peak periods during the day and during summer months, although there is significant variability of power prices during different periods of time.  Accordingly, the above hedge position at June 30, 2005 is not directly comparable to the 24-hour PJM West Hub prices set forth above.

The average price/MWh for Homer City's hedge position is based on PJM West Hub. Energy prices at the Homer City busbar have averaged
6% lower than energy prices at the PJM West Hub during the past twelve months with the monthly average difference during this period ranging from zero to 13%, which occurred in June 2005. See "--Basis Risk" below for a discussion of the difference.

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

o    sales of actual generation in the amounts covered by such forward contracts with reference to PJM spot prices at the busbar of the plant involved, plus,

o    sales to third parties under such forward contracts at designated delivery points (generally the PJM West Hub for Homer City and the
     Northern Illinois Hub for the Illinois plants) less the cost of purchasing power at spot prices at the same designated delivery points to fulfill obligations under such forward contracts.

Under the PJM market design, locational marginal pricing (sometimes referred to as LMP), which establishes hourly prices at specific locations throughout PJM by considering factors including generator bids, load requirements, transmission congestion and losses, can cause the price of a specific delivery point to be raised or lowered relative to other locations depending on how the point is affected by transmission constraints. During the past 12 months, transmission congestion in PJM has resulted in prices at the Homer
City busbar being lower than those at the PJM West Hub (the primary trading hub in PJM for the Homer City facilities) by an average of 6%. By contrast, during the past 12 months, transmission congestion in PJM has not resulted in prices at the Northern Illinois Hub being significantly different from those at the individual busbars of the Illinois plants.

By entering into forward contracts using the PJM West Hub and the Northern Illinois Hub as the delivery points, EME is exposed to
"basis risk," which occurs when forward contracts are executed on a different basis (PJM West Hub for Homer City and the Northern
Illinois Hub for the Illinois plants) than the actual point of delivery (the individual plant busbars). In order to mitigate basis risk resulting from forward contracts using the PJM West Hub as the delivery point, EME has participated in purchasing financial transmission rights in PJM, and may continue to do so in the future. A financial transmission right is a financial instrument that entitles the holder thereof to receive actual spot prices at one point of delivery and pay prices at another point of delivery that are pegged to prices at the first point of delivery, plus or minus a fixed amount. Accordingly, EME's price risk management activities include using financial transmission rights alone or in combination with forward contracts to manage basis risks.

Coal Price and Transportation Risk

The Illinois plants use approximately 18 million to 20.5 million tons of coal annually, primarily obtained from the Southern Powder
River Basin of Wyoming. In addition, the Homer City facilities use approximately 5 million tons of coal annually, obtained from mines located near the facilities in Pennsylvania. Coal purchases are made under a variety of supply agreements typically ranging from one year to six years in length. The following table summarizes the percent of expected coal requirements for the next five years that are under contract at June 30, 2005.

                                                        Percent of Coal Requirements
                                                              Under Contract
                                                 ---------------------------------------
                                                 2005(1)    2006    2007   2008    2009
        --------------------------------------------------------------------------------
        Illinois plants                            110%      98%    96%     29%    29%
        Homer City facilities(2)                   105%      53%    49%     14%    10%
        --------------------------------------------------------------------------------

        --------------
        (1)  The percentage in 2005 is calculated based on coal supply and expected generation requirements for a full year.

        (2)  Adjusted for expected deliveries under an agreement in principle to settle outstanding contract disputes.
             See "Commitments, Guarantees and Indemnities--Fuel Supply Contracts" for more information regarding fuel supply interruptions and the dispute with two suppliers.

EME is subject to price risk for purchases of coal that are not under contract. Prices of Northern Appalachia coal, which is purchased for the Homer City facilities, increased considerably since 2004. In January 2004, prices of Northern Appalachia coal (with
13,000 British Thermal units (Btu) content and ‹3.0 SO2 MMBtu content) were below $40 per ton and increased to more than $60 per ton during 2004. At July 22, 2005, the Energy Information Administration reported the price of Northern Appalachia coal at $52.50 per ton. The overall increase in the Northern Appalachia coal price has been largely attributed to greater demand from domestic power producers and increased international shipments of coal to Asia. Prices of Powder River Basin
(PRB) coal (with 8,800 Btu content and 0.8 SO2 MMBtu content), which is purchased for the Illinois plants, have recently increased due to curtailment of coal shipments for the remainder of 2005 due to increased PRB coal demand from the other regions (east), rail constraints (discussed below) and higher prices for SO2 allowances. At July 22, 2005, the Energy Information Administration reported the price of $9.66 per ton, which compares to 2004 prices generally below $7 per ton.

During the first half of 2005, the rail lines that bring coal from the Powder River Basin to the East, including to EME's Illinois plants, were damaged from derailments caused by heavy rains. The railroads are in the process of making repairs to these rail lines and have advised their customers, including EME, that shipments will be curtailed by 15% to 20% during the second half of 2005. EME is working with its transportation provider to minimize any disruption of planned shipments. Based on communication with the transportation provider, EME expects to continue receiving a sufficient amount of coal to generate power at historical levels while these repairs are being completed.

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

The price of emission allowances, particularly SO2 allowances issued through the US EPA Acid Rain Program increased substantially during 2004 and the first half of 2005. The average price of purchased SO2 allowances increased to $707 per ton during the six months ended June 30, 2005 from $281 per ton during the six months ended June 30, 2004. The increase in the price of SO2 allowances has been attributed to reduced numbers of both allowance sellers and prior vintage allowances.

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

EME measures credit risk exposure from counterparties of its merchant energy activities as either:  (i) the sum of 60 days of accounts receivable, current fair value of open positions, and a credit value at risk, or (ii) the sum of delivered and unpaid accounts receivable and the current fair value of open positions. EME's subsidiaries enter into master agreements and other arrangements in conducting price risk management and trading activities which typically provide for a right of setoff in the event of bankruptcy or default by the counterparty. Accordingly, EME's credit risk exposure from counterparties is based on net exposure under these agreements. At June 30, 2005, the amount of exposure, broken down by the credit ratings of EME's counterparties was as follows:

                                                     June 30,
 In millions                                          2005
 -------------------------------------------------------------
 S&P Credit Rating
   A or higher                                     $     2
   A-                                                   15
   BBB+                                                 82
   BBB                                                  17
   BBB-                                                  1
   Below investment grade                               --
 -------------------------------------------------------------
 Total                                              $   117
 -------------------------------------------------------------

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

In addition, coal for the Illinois plants and the Homer City facilities is purchased from suppliers under contracts which may be for multiple years.  A number of the coal suppliers to the Illinois plants and the Homer City facilities do not currently have an investment grade credit rating and, accordingly, EME may have limited recourse to collect damages from a supplier in the event of default.  EME seeks to mitigate this risk through diversification of its coal suppliers and through guarantees and other collateral arrangements when available. Despite this, there can be no assurance that these efforts will be successful in mitigating credit risk from coal suppliers.

For the six months ended June 30, 2005, one customer accounted for 11% of EME's consolidated operating revenue. For the six months ended June 30, 2004, one customer accounted for 15% and a second customer, Exelon Generation, accounted for 33% of EME's consolidated operating revenue. For more information on Exelon Generation see "--Commodity Price Risk--Energy Price Risk Affecting Sales from the
Illinois Plants--Pre-2005 Merchant Sales."

Interest Rate Risk

Interest rate changes affect the cost of capital needed to operate EME's projects. EME mitigates the risk of interest rate fluctuations by arranging for fixed rate financing or variable rate financing with interest rate swaps, interest rate options or other hedging mechanisms for a number of its project financings. The fair market values of long-term fixed interest rate obligations are subject to interest rate risk. The fair market value of MEHC's total long-term obligations (including current portion) was
$4.6 billion at June 30, 2005, compared to the carrying value of $4.0 billion. The fair market value of MEHC's parent only total long-term obligations was $1.0 billion at June 30, 2005, compared to the carrying value of $790 million.

Fair Value of Financial Instruments

Non-Trading Derivative Financial Instruments

The following table summarizes the fair values for outstanding derivative financial instruments used in EME's continuing operations for purposes other than trading by risk category:

                                           June 30,        December 31,
 In millions                                 2005              2004
 -----------------------------------------------------------------------
    Commodity price:
      Electricity                         $  (122)           $   10
 -----------------------------------------------------------------------

In assessing the fair value of EME's non-trading derivative financial instruments, EME uses a variety of methods and assumptions based on the market conditions and associated risks existing at each balance sheet date. The fair value of commodity price contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors. The following table summarizes the maturities, the valuation method and the related fair value of EME's commodity price risk management assets and liabilities as of June 30, 2005:

                                       Total     Maturity       Maturity    Maturity       Maturity
                                        Fair     Less than       1 to 3      4 to 5      Greater than
     In millions                       Value      1 year         years       years         5 years
     ---------------------------------------------------------------------------------------------------
     Prices actively quoted          $  (122)   $   (115)      $  (7)       $  --           $  --
     ---------------------------------------------------------------------------------------------------

Energy Trading Derivative Financial Instruments

EME's risk management and trading operations are conducted by its subsidiary, Edison Mission Marketing & Trading. Edison Mission
Marketing & Trading seeks to generate profit from the volatility of the price of electricity, fuels and transmission by buying and selling contracts for their sale or provision, as the case may be, which are referred to as energy trading activities. Energy trading activities are primarily focused on understanding the relative values between different locations in the eastern power grid;
particularly those locations in PJM, MISO, and NYISO. See "--Commodity Price Risk--Basis Risk" above for a discussion of locational marginal pricing. Edison Mission Marketing & Trading, utilizes over-the-counter products as well as financial transmission rights, transmission congestion contracts, and virtual incremental and decremental generation bids to capture the difference in prices between various locations.

The fair value of the commodity financial instruments related to energy trading activities as of June 30, 2005 and December 31, 2004, are set forth below:

                                     June 30, 2005                   December 31, 2004
                             ------------------------------   -----------------------------
    In millions                  Assets       Liabilities         Assets       Liabilities
    ---------------------------------------------------------------------------------------
    Electricity                 $   114          $  18           $   125         $   36
    ---------------------------------------------------------------------------------------

The change in the fair value of trading contracts for the six months ended June 30, 2005, was as follows:

    In millions
    ------------------------------------------------------------------
    Fair value of trading contracts at January 1, 2005         $   89
    Net gains from energy trading activities                       45
    Amount realized from energy trading activities                (38)
    ------------------------------------------------------------------
    Fair value of trading contracts at June 30, 2005           $   96
    ------------------------------------------------------------------

Quoted market prices are used to determine the fair value of the financial instruments related to energy trading activities, except for the power sales agreement with an unaffiliated electric utility that EME's subsidiary purchased and restructured and a long-term power supply agreement with another unaffiliated party. EME's subsidiary recorded these agreements at fair value based upon a discounting of future electricity prices derived from a proprietary model using a discount rate equal to the cost of borrowing the non-recourse debt incurred to finance the purchase of the power supply agreement. The following table summarizes the maturities, the valuation method and the related fair value of energy trading assets and liabilities (as of June 30, 2005):

                                                                                                Maturity
                                                Total      Maturity      Maturity   Maturity    Greater
                                                 Fair      Less than     1 to 3     4 to 5        than
      In millions                               Value        1 year       years      years      5 years
      ---------------------------------------------------------------------------------------------------
      Prices actively quoted                  $     6        $  6        $  --      $  --       $  --
      Prices based on models and other
         valuation methods                         90          (2)           9          7          76
      ---------------------------------------------------------------------------------------------------
      Total                                   $    96        $  4        $   9      $   7       $  76
      ---------------------------------------------------------------------------------------------------

MEHC:  OTHER DEVELOPMENT

Regulatory Matters

There have been no significant developments with respect to regulatory matters specifically affecting EME since the filing of MEHC's annual report, except as follows:

The MISO's day-ahead and real-time locational marginal pricing markets commenced operation on April 1, 2005. Since that time, the wholesale electricity trading community has opted to trade a product delivered at the Cinergy Hub as defined by MISO rather than at the "Into Cinergy" location that was used previously. EME anticipates that the opening of the MISO market will lead to increased liquidity in the Midwest electricity markets because locational marginal pricing provides a liquid and credible cash index against which the trading community can settle contracts.  See "MEHC:  Other Development--Regulatory Matters" in the year-ended 2004 MD&A for further discussion.

                               EDISON CAPITAL

EDISON CAPITAL:  CURRENT DEVELOPMENTS

Edison Capital has investments in three regionally focused global infrastructure funds: Europe, Asia and Latin America.  All three funds follow fair value accounting, in which changes in the fair value of investments are recorded directly in earnings.  Edison
Capital records its share of the funds' earnings as equity in income from partnerships and unconsolidated affiliates.  Edison
Capital's share of earnings from these funds totaled $13 million and $59 million, after tax, for the three- and six-month periods ended June 30, 2005, respectively.  These earnings mainly resulted from gains on investments in several telecommunications companies in Eastern Europe.  Edison Capital also received $38 million and $69 million of cash distributions from its fund investments during the three- and six-month periods ended June 30, 2005, respectively, and ended the current quarter with a $187 million investment balance in the global infrastructure funds.

EDISON CAPITAL:  LIQUIDITY

Edison Capital's main sources of liquidity are tax-allocation payments from Edison International, lease rents and distributions from its global infrastructure fund investments.

Edison Capital's cash requirements during the twelve-month period following June 30, 2005, primarily consist of:

o    Funding new investments in renewable energy;
o    Scheduled debt principal and interest payments; and
o    General and administrative expenses.

As of June 30, 2005, Edison Capital had unrestricted cash and cash equivalents of $240 million and long-term debt, including current maturities, of $312 million.  Additionally, as of June 30, 2005, Edison Capital had unfunded commitments of $25 million.  Edison
Capital's pursuit of new renewable energy investments depends upon economic and regulatory conditions and continuation of government policies supporting renewable energy.

Edison Capital expects to meet its operating cash needs through cash on hand, tax-allocation payments from Edison International
(parent) and expected cash flow from operating activities.

At June 30, 2005, Edison Capital's long-term debt had credit ratings of Ba1 and BB+ from Moody's Investors Service and Standard &
Poor's, respectively.

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

                          EDISON INTERNATIONAL (PARENT)

EDISON INTERNATIONAL (PARENT):  LIQUIDITY

The parent company's liquidity and its ability to pay interest, debt principal, operating expenses and dividends to common shareholders are affected by dividends from subsidiaries, tax-allocation payments under its tax-allocation agreements with its subsidiaries, and access to capital markets or external financings.  Edison International was focused on reducing its parent company debt in 2004, and as of June 30, 2005, had no debt outstanding.

Edison International (parent)'s 2005 cash requirements primarily consist of:

o    Dividends to common shareholders.  On February 17, 2005 and May 19, 2005, the Board of Directors of Edison International
     declared a $0.25 per share quarterly common stock dividend.  The two separate dividend payments of $81 million each were paid on
     May 3, 2005 and August 1, 2005; and

o    General and administrative expenses.

Edison International (parent) expects to meet its continuing obligations through cash and cash equivalents on hand, short-term borrowings, when necessary, and dividends from its subsidiaries.  At June 30, 2005, Edison International (parent) had approximately
$46 million of cash and cash equivalents on hand.  In February 2005, Edison International (parent) entered into a $750 million senior unsecured 5-year revolving credit facility and as of June 30, 2005, the entire $750 million was available under its credit facility.
The ability of subsidiaries to make dividend payments to Edison International is dependent on various factors as described below.

The CPUC regulates SCE's capital structure by requiring that SCE maintain prescribed percentages of common equity, preferred equity and long-term debt in the utility's capital structure.  SCE may not make any distributions to Edison International that would reduce the common equity component of SCE's capital structure below the prescribed level on a 13-month weighted average basis.  The CPUC also requires that SCE establish its dividend policy as though it were a comparable stand-alone utility company and give first priority to the capital requirements of the utility as necessary to meet its obligation to serve its customers.  Other factors at SCE that affect the amount and timing of dividend payments by SCE to Edison International include, among other things, SCE's cash requirements, SCE's access to capital markets, dividends on SCE's preferred and preference stock, and actions by the CPUC.  SCE made a $71 million dividend payment to Edison International on both April 28, 2005 and July 28, 2005.

MEHC may not pay dividends unless it has an interest coverage ratio of at least 2.0 to 1.  At June 30, 2005, its interest coverage ratio was 1.64 to 1.  See "MEHC:  Liquidity--MEHC's Interest Coverage Ratio."  In addition, MEHC's certificate of incorporation and senior secured note indenture contain restrictions on MEHC's ability to declare or pay dividends or distributions (other than dividends payable solely in MEHC's common stock).  These restrictions require the unanimous approval of MEHC's Board of Directors, including its independent director, before it can declare or pay dividends or distributions, as long as any indebtedness is outstanding under the indenture.  MEHC did not declare or pay a dividend in 2004 to Edison International.  MEHC's ability to pay dividends is dependent on EME's ability to pay dividends to MEHC (parent).  MEHC has not declared or made dividend payments to Edison
International in 2005.  EME and its subsidiaries have certain dividend restrictions as discussed in the "MEHC:  Liquidity--Dividend
Restrictions in Major Financings" section.

Edison Capital's ability to make dividend payments is currently restricted by covenants in its financial instruments, which require
Edison Capital, through a wholly owned subsidiary, to maintain a specified minimum net worth of $200 million.  Edison Capital satisfied this minimum net worth requirement as of June 30, 2005.  Edison Capital has not declared or made dividend payments to
Edison International in 2005.

EDISON INTERNATIONAL (PARENT):  MARKET RISK EXPOSURES

Although Edison International (parent) had no debt outstanding as of June 30, 2005, the parent company may be exposed to changes in interest rates which may result from future borrowing and investing activities.  The proceeds of such borrowings and investing activities may be used for general corporate purposes, including investments in nonutility businesses.  The nature and amount of the parent company's long-term and short-term debt can be expected to vary as a result of future business requirements, market conditions and other factors.

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

                          EDISON INTERNATIONAL (CONSOLIDATED)

The following sections of the MD&A are on a consolidated basis.  The section begins with a discussion of Edison International's consolidated results of operations and historical cash flow analysis.  This is followed by discussions of discontinued operations, new and proposed accounting principles, commitments, guarantees and indemnities and other developments.

RESULTS OF OPERATIONS AND HISTORICAL CASH FLOW ANALYSIS

The following subsections of "Results of Operations and Historical Cash Flow Analysis" provide a discussion on the changes in various line items presented on the Consolidated Statements of Income as well as a discussion of the changes on the Consolidated Statements of Cash Flows.

Results of Operations

Edison International recorded consolidated earnings of $201 million, or 61(cent)per common share for the three-month period ended June
30, 2005, compared to a loss of $374 million, or $1.15 per common share for the three-month period ended June 30, 2004.  The increased earnings primarily reflect lower net interest expense, improved results at MEHC (including higher wholesale energy prices), and higher revenue at SCE.  Included in earnings is a lease termination charge of $586 million or $1.80 per common share at MEHC in
2004, net positive regulatory adjustments of $117 million or 36(cent)per common share at SCE in 2004, as well as earnings from discontinued operations at MEHC in both 2005 and 2004.

Edison International recorded consolidated earnings of $403 million, or $1.23 per common share for the six-month period ended June
30, 2005, compared to a loss of $276 million, or 85(cent)per common share for the six-month period ended June 30, 2004.  The increased earnings primarily result from higher wholesale energy prices at MEHC's Illinois plants, higher earnings at SCE associated with the
2003 GRC received in July 2004, lower net interest expense, earnings from Edison Capital's interest in the Emerging Europe
Infrastructure Fund, and increased trading income at MEHC.  The 2005 earnings include a charge at MEHC of $15 million or 5(cent)per common share related to the early extinguishment of debt.  The 2004 results include a charge of $586 million or $1.80 per common share related to EME's termination of the Collins Station lease, a net gain of $27 million or 8(cent)per common share at MEHC from the sale of its interest in Four Star Oil & Gas and the Brooklyn Navy Yard project, and earnings of $117 million or 36(cent)per common share at SCE from regulatory items related to its 2003 GRC decision.  Both years include earnings from discontinued operations related to
MEHC's international projects.

The tables below presents Edison International's earnings and earnings per common share for the three- and six-month periods ended
June 30, 2005 and 2004, and the relative contributions by its subsidiaries.

In millions, except per common share amounts               Earnings (Loss)           Earnings (Loss) per Common Share
-----------------------------------------------------------------------------------------------------------------------
  Three-Month Period Ended June 30,                     2005           2004                  2005           2004
-----------------------------------------------------------------------------------------------------------------------
Earnings (Loss) from Continuing Operations:
     SCE                                             $   161         $  242               $   0.49        $  0.74
     MEHC                                                 --           (636)                   --           (1.96)
     Edison Capital                                       25             11                   0.08           0.04
     Edison International (parent) and other              (6)           (17)                 (0.02)         (0.05)
-----------------------------------------------------------------------------------------------------------------------
Edison International Consolidated Earnings (Loss)
   from Continuing Operations                            180           (400)                  0.55          (1.23)
-----------------------------------------------------------------------------------------------------------------------
Earnings from Discontinued Operations                     21             26                   0.06           0.08
-----------------------------------------------------------------------------------------------------------------------
Edison International Consolidated                    $   201         $ (374)              $   0.61        $ (1.15)
-----------------------------------------------------------------------------------------------------------------------

In millions, except per common share amounts               Earnings (Loss)           Earnings (Loss) per Common Share
---------------------------------------------------------------------------------------------------------------------
  Six-Month Period Ended June 30,                       2005           2004                 2005           2004
---------------------------------------------------------------------------------------------------------------------
Earnings (Loss) from Continuing Operations:
     SCE                                             $   292         $  341             $   0.89        $  1.05
     MEHC                                                 25           (675)                0.08          (2.07)
     Edison Capital                                       77             22                 0.24           0.07
     Edison International (parent) and other             (19)           (35)               (0.06)         (0.12)
---------------------------------------------------------------------------------------------------------------------
Edison International Consolidated Earnings (Loss)
   from Continuing Operations                            375           (347)                1.15          (1.07)
---------------------------------------------------------------------------------------------------------------------
Earnings from Discontinued Operations                     28             72                 0.08           0.22
---------------------------------------------------------------------------------------------------------------------
Cumulative Effect of Accounting Change                    --             (1)                 --             --
---------------------------------------------------------------------------------------------------------------------
Edison International Consolidated                    $   403         $ (276)            $   1.23        $ (0.85)
---------------------------------------------------------------------------------------------------------------------

Earnings from Continuing Operations

SCE's earnings from continuing operations were $161 million and $292 million for the three- and six-month periods ended June 30,
2005, respectively, compared to $242 million and $341 million for the same periods in 2004. SCE's 2004 earnings from continuing operations included net positive regulatory items of $117 million or 36(cent)per common share primarily related to the implementation of
SCE's 2003 GRC decision.  The decrease in earnings for the three- and six-month period ended June 30, 2005, compared to the same periods in 2004, is primarily due to the net positive regulatory items recorded in 2004, partially offset by higher revenue associated with the timing of the 2003 GRC decision.  SCE received the 2003 GRC decision in July 2004, which resulted in a catch-up adjustment in the third quarter of 2004 for the amounts related to the first half of 2004, as well as an increase in earnings for the second half of 2004.  The variances for both periods also reflects higher revenue authorized by the CPUC for 2005, the favorable resolution of certain tax issues and lower net interest costs (quarter only), which were mostly offset by higher operating expenses.

MEHC's earnings from continuing operations were breakeven and $25 million for the three- and six-months ended June 30, 2005, respectively, compared to a loss of $636 million and a loss of $675 million for the same periods in 2004, respectively.  MEHC's second quarter results in 2005 include a $15 million, or 5(cent)per common share, charge related to the early retirement of debt.  MEHC's results for both the three- and six-month periods in 2004 included a charge of $586 million, or $1.80 per common share, related to the termination of the Collins Station lease.  The Collins Station was deemed uneconomic and operations ceased effective September
30, 2004.  The increase for the three- and six-month periods ended June 30, 2005, as compared to the same periods in 2004, is mainly due to the lease termination charge in 2004, improved earnings of $50 million, or 16(cent)per common share, and $156 million, or 48(cent)per common share, over the three- and six-month periods ended June 30, 2004, respectively, primarily due to higher wholesale energy prices at MEHC's Illinois plants, lower net corporate interest expense, the resolution of a prior-year tax issue and higher income from Edison Mission Marketing & Trading.  On an annual basis, MEHC's earnings are seasonal with higher earnings expected during the summer months.  In addition to the items discussed above, the six-month period increase was also partially offset by net gains of $27 million on the sale of MEHC's interests in Four Star Oil & Gas and the Brooklyn Navy Yard project in the six-month period ended June
30, 2004, and a $15 million loss on the early retirement of debt for the six-month period ended June 30, 2005.

Earnings in the second quarter of 2005 for Edison Capital were $25 million and $77 million for the three- and six-month periods ended
June 30, 2005, respectively, compared to $11 million and $22 million for the same periods in 2004, respectively.  The three- and six-month period increases, as compared to the same periods in 2004, is primarily due to Edison Capital's share of income from its investments in the Emerging Europe Infrastructure Fund.  During the second quarter of 2005, the Fund recorded a gain resulting from an announced purchase of a wireless company held by the Fund.  Edison Capital's share of gain was about $13 million.  The Fund has subsequently exited this investment and the related gain has been realized.

The loss for "Edison International parent company and other" decreased by $11 million and $16 million for the three- and six-month periods ended June 30, 2005, respectively, as compared to the same periods in 2004, primarily due to lower net interest expense.  The six-month period decrease was partially offset by higher taxes.

Operating Revenue

SCE's retail sales represented approximately 83% of electric utility revenue for both the three- and six month periods ended June 30,
2005, compared to approximately 82% and 85% of electric utility revenue for the three- and six-month periods ended June 30, 2004, respectively.  Due to warmer weather during the summer months, electric utility revenue during the third quarter of each year is generally significantly higher than other quarters.

The following table sets forth the major changes in electric utility revenue:

                                                        Three-Month Period        Six-Month Period
                                                          Ended June 30,           Ended June 30,
     In millions                                           2005 vs. 2004            2005 vs. 2004
     ---------------------------------------------------------------------------------------------
     Electric utility revenue
         Rate changes (including unbilled)                   $  (93)                  $  (102)
         Sales volume changes (including unbilled)              118                       170
         Sales for resale                                       (14)                       44
         SCE's variable interest entities                         8                       109
         Other (including intercompany transactions)              8                        16
     ---------------------------------------------------------------------------------------------
     Total                                                   $   27                   $   237
     ---------------------------------------------------------------------------------------------

Total electric utility revenue increased by $27 million and $237 million for the three- and six-month periods ended June 30, 2005, respectively (as shown in the table above), as compared to the same periods in 2004.  The variance in electric utility revenue from rate changes reflects the implementation of the 2003 GRC, effective in August 2004.  As a result, generation rates decreased revenue by approximately $30 million and $150 million for the three- and six-month periods ended June 30, 2005, respectively, and distribution rates increased revenue by approximately $100 million and $255 million for the three- and six-month periods ended June
30, 2005, respectively.  Included in the variance in electric utility revenue from rate changes are higher deferrals of revenue of approximately $210 million and $275 million for the three- and six-month periods ended June 30, 2005, respectively, related to balancing account overcollections in 2005, as compared to 2004.  The increase in electric utility revenue resulting from sales volume changes was mainly due to an increase in kWh sold and SCE providing a greater amount of energy to its customers from its own sources in 2005, compared to 2004, in which the CDWR provided a greater amount of energy to SCE's customers.  Electric utility revenue from sales for resale represents the sale of excess energy.  As a result of the CDWR contracts allocated to SCE, excess energy from SCE sources may exist at certain times, which then is resold in the energy markets.  SCE's variable interest entities revenue represents the recognition of revenue resulting from the consolidation of SCE's variable interest entities on March 31, 2004.

Amounts SCE bills and collects from its customers for electric power purchased and sold by the CDWR to SCE's customers (beginning
January 17, 2001), CDWR bond-related costs (beginning November 15, 2002) and direct access exit fees (beginning January 1, 2003) are remitted to the CDWR and are not recognized as revenue by SCE.  These amounts were $409 million and $919 million for the three- and six-month periods ended June 30, 2005, respectively, compared to $546 million and $1.2 billion for the same periods in 2004.

Nonutility power generation revenue increased $58 million and $180 million for the three- and six-month periods ended June 30, 2005, respectively, as compared to the same periods in 2004.  The three-month period increase was mainly due to higher energy revenue of approximately $100 million and $10 million at EME's Illinois plants and Homer City facilities, respectively, resulting from increased average realized energy prices, and an increase of $16 million related to MEHC's trading activities at EME's wholly owned subsidiary,
Edison Mission Marketing & Trading.  The three-month period increase was partially offset by lower capacity revenue of approximately
$60 million at EME's Illinois plants from the expiration of the power-purchase agreements with Exelon Generation.  The six-month period increase was mainly due to higher energy revenue of approximately $215 million and $55 million at EME's Illinois plants and
Homer City facilities, respectively, resulting from higher average realized energy prices and increased generation, as well as an increase of $39 million related to trading activities at Edison Mission Marketing & Trading.  During the first quarter of 2004, an unplanned outage at EME's Homer City facilities contributed to lower generation.  The year-to-date increase was partially offset by lower capacity revenue of approximately $80 million at EME's Illinois plants, as well as a decrease of $29 million (representing revenue for the first quarter of 2005) due to the deconsolidation of EME's Doga project at March 31, 2004, in accordance with accounting standards.

Nonutility power generation revenue is generally higher in the third quarter than revenue related to other quarters of the year. Due to a higher demand for electricity resulting from warmer weather during the summer months, nonutility power generation revenue generated from EME's Homer City facilities and the Illinois plants are generally higher during the third quarter of each year.

Operating Expenses

Fuel Expense

Fuel expense for the six-month period ended June 30, 2005 increased $207 million, as compared to the same period in 2004, mainly due to the consolidation of SCE's variable interest entities in March 31, 2004.  Fuel expense related to SCE's variable interest entities for the six-month period ended June 30, 2005 was $398 million, compared to $187 million for the comparable period in 2004.

Purchased-Power Expense

Purchased-power expense increased $216 million and $24 million for the three- and six-month periods ended June 30, 2005, respectively, as compared to the same periods in 2004.  The quarter increase was mainly due to higher unrealized losses of approximately $205 million related to economic hedging transactions resulting from increased hedging activities in 2005, as compared to 2004, higher expenses of approximately $100 million (an approximate increase of $175 million for the year-to-date period)
resulting from an increase in the number of bilateral contracts in 2005, as compared to 2004, and higher expenses of approximately $30 million related to QFs purchases.  These increases were partially offset by approximately $130 million of energy settlement refunds received in 2005 (see "SCE:  Regulatory Matters--Transmission and Distribution--Wholesale Electricity and Natural Gas Markets").  In
addition to the items discussed above, the year-to-date increase also resulted from an increase in exchanged energy of approximately
$50 million due to higher volumes and a true-up of exchanged energy.  The year-to-date variance was partially offset by higher unrealized gains of approximately $150 million in the first quarter of 2005, as well as a decrease of $186 million reduction in purchased-power resulting from the consolidation of SCE's variable interest entities on March 31, 2004.

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

Provisions for Regulatory Adjustment Clauses - Net

Provisions for regulatory adjustment clauses - net increased $8 million and $75 million for the three- and six-month periods ended
June 30, 2005, respectively, as compared to the same periods in 2004.  The quarter and year-to-date increases reflect a net effect of approximately $180 million of regulatory adjustments related to the implementation of SCE's 2003 GRC decision recorded in the second quarter of 2004 and lower costs incurred and deferred (approximately $50 million and $60 million for the three- and six-month periods ended June 30, 2005, respectively, as compared to the same periods in 2004) associated with the bark beetle infestation.  The 2003
GRC regulatory adjustments primarily related to recognition of revenue from the rate recovery of pension contributions during the time period that the pension plan was fully funded, the resolution over the allocation of costs between transmission and distribution for 1998 through 2000, partially offset by the deferral of revenue previously collected during the incremental cost incentive pricing mechanism for dry cask storage.  These items which resulted in increases in the provision for regulatory adjustment clauses were partially offset by net unrealized losses of $205 million and $55 million for the three- and six-month period ended June 30, 2005, respectively, related to economic hedging transactions (mentioned above in purchased-power expense) that, if realized, would be refunded to ratepayers and net undercollections of purchased-power, fuel, and O&M costs of approximately $70 million and $135 million for the three- and six-months ended June 30, 2005, respectively, which were deferred in balancing accounts for future recovery.

Other Operation and Maintenance Expense

                                                          Three Months                  Six Months
                                                         Ended June 30,               Ended June 30,
         ---------------------------------------------------------------------------------------------
         In millions                                    2005         2004           2005         2004
         ---------------------------------------------------------------------------------------------
         SCE                                         $   569      $   577        $ 1,167      $ 1,154
         MEHC                                            225          200            414          390
         Other                                            21           19             43           37
         ---------------------------------------------------------------------------------------------
         Edison International Consolidated           $   815      $   796        $ 1,624      $ 1,581
         ---------------------------------------------------------------------------------------------

SCE's other operation and maintenance expense decreased slightly for the three-month period ended June 30, 2005, and increased slightly for the six-month period ended June 30, 2005, as compared to the same periods in 2004.  The decrease was due to lower costs of approximately $50 million incurred in 2005 compared to 2004 related to the removal of trees and vegetation associated with the bark beetle infestation, almost entirely offset by higher benefit-related costs of approximately $10 million in 2005 compared to
2004, higher worker's compensation accruals of approximately $10 million in 2005 compared to 2004, and an increase of approximately
$10 million in demand side management and energy efficiency costs in 2005 as compared to 2004 (which are recovered through regulatory mechanisms approved by the CPUC).  In addition to the above mentioned variance explanations, the year-to-date variance was also due to the recognition of approximately $30 million in O&M expenses as a result of the consolidation of SCE's variable interest entities, an increase in reliability costs of approximately $45 million due to an increase in must run units to improve the reliability of the
California ISO systems operations (which are recovered through regulatory mechanisms approved by the FERC), and a decrease of approximately $55 million in generation-related expenses primarily related to lower outage and refueling costs in 2005, as compared to 2004.  In 2004, there was a scheduled major overhaul at SCE's Four Corners coal facility, as well as a refueling outage at SCE's
San Onofre Unit 2.

MEHC's other operation and maintenance expense increased for the three- and six-month periods ended June 30, 2005, as compared to the same periods in 2004, mainly due to higher plant operation costs of approximately $10 million and $25 million for the three and six months ended June 30, 2005, respectively, at MEHC's Illinois plants due to higher planned maintenance, and higher maintenance costs of approximately $10 million for the three months ended June 30, 2005 at MEHC's Homer City facilities.  The year-to-date variance also reflects a decrease of approximately $10 million in plant operating lease costs due to the termination of EME's Collins Station lease in April 2004.

Asset Impairment and Loss on Lease Termination

Asset impairment and loss on lease termination in 2004 includes a $951 million loss on the termination of EME's Collins Station lease.  MEHC concluded that the Collins Station was not economically competitive in the marketplace given generation overcapacity and ceased operations effective September 30, 2004.

Other Income and Deductions

Interest and Dividend Income

                                                          Three Months                  Six Months
                                                         Ended June 30,               Ended June 30,
         ---------------------------------------------------------------------------------------------
         In millions                                    2005         2004           2005         2004
         ---------------------------------------------------------------------------------------------
         SCE                                         $     9      $     3         $   17       $    6
         MEHC                                             14            1             26            3
         Other                                             2            7              4           13
         ---------------------------------------------------------------------------------------------
         Edison International Consolidated           $    25      $    11         $   47       $   22
         ---------------------------------------------------------------------------------------------

SCE's interest and dividend income increased for the six-month period ended June 30, 2005, as compared to the same period in 2004, mainly due to higher interest income on balancing account undercollections in 2005 compared to 2004.

MEHC's interest and dividend income increased for both the three- and six-month periods ended June 30, 2005, as compared to the same periods in 2004, primarily due to higher interest income resulting from higher average cash balances during the first six months of
2005, compared to the corresponding period of 2004.

Equity in Income from Partnerships and Unconsolidated Subsidiaries - Net

Equity in income from partnerships and unconsolidated subsidiaries - net increased $14 million and $79 million for the three- and six-month periods ended June 30, 2005, respectively, as compared to the same periods in 2004.  The increases are mainly due to increased earnings of approximately $20 million and $93 million for the three- and six-month periods ended June 30, 2005, respectively, from Edison Capital's global infrastructure funds (see "Edison Capital:  Current Developments"), partially offset by the effects of accounting for variable interest entities consolidated upon adoption of a new accounting pronouncement in second quarter 2004, resulting in a decrease of approximately $42 million and $66 million for the three- and six-month periods ended June
30, 2005, respectively, compared to $42 million for both the three- and six-month periods ended June 30, 2004.  As a result, SCE now consolidates projects previously treated under the equity method by EME.

Third quarter equity in income from partnerships and unconsolidated subsidiaries - net from EME's energy projects is materially higher than equity in income from partnerships and unconsolidated subsidiaries - net related to other quarters of the year due to warmer weather during the summer months and because a number of EME's energy projects located on the west coast have power sales contracts that provide for higher payments during the summer months.

Other Nonoperating Income

                                                          Three Months                  Six Months
                                                         Ended June 30,               Ended June 30,
         ----------------------------------------------------------------------------------------------
         In millions                                    2005         2004           2005         2004
         ----------------------------------------------------------------------------------------------
         SCE                                         $    18      $     9         $   35       $   40
         MEHC                                              2           --              2           47
         ----------------------------------------------------------------------------------------------
         Edison International Consolidated           $    20      $     9         $   37       $   87
         ----------------------------------------------------------------------------------------------

SCE's other nonoperating income for the three-month period ended June 30, 2005 includes a $7 million shareholder incentive related to the Mirant settlement received in the second quarter of 2005 (see "SCE:  Regulatory Matters--Transmission and Distribution--Wholesale
Electricity and Natural Gas Markets").  The year-to-date 2005 amount also includes a $10 million reward for the efficient operation of Palo Verde during 2003, which was approved by the CPUC in 2005.  SCE's other nonoperating income for the six-month period ended
June 30, 2004 includes $19 million in rewards for the efficient operation of Palo Verde during 2001 and 2002, which were approved by the CPUC in 2004.

MEHC's other nonoperating income in 2004 primarily related to a pre-tax gain of $47 million on the sale of EME's interest in Four
Star Oil & Gas on January 7, 2004.

Interest Expense - Net of Amounts Capitalized

                                                          Three Months                  Six Months
                                                         Ended June 30,               Ended June 30,
         -----------------------------------------------------------------------------------------------
         In millions                                     2005         2004           2005          2004
         -----------------------------------------------------------------------------------------------
         SCE                                         $     96     $    101        $   198      $    204
         MEHC                                             101          115            204           214
         Other                                              7           36             15            71
         -----------------------------------------------------------------------------------------------
         Edison International Consolidated           $    204     $    252        $   417      $    489
         -----------------------------------------------------------------------------------------------

MEHC's interest expense - net of amounts capitalized decreased for the three- and six-month periods ended June 30, 2005, as compared to the same periods in 2004, mainly due to the repayment of MEHC (parent)'s $385 million term loan ($100 million of the term loan was repaid in July 2004 and the remaining $285 million of the term loan was repaid in January 2005).  The year-to-date decrease was partially offset by higher interest expense at EME's Illinois plants, primarily attributable to higher interest rates on fixed rate debt issued in April 2004.

The decrease in interest expense - net of amounts capitalized related to Other for the three- and six-month periods ended June 30,
2005, as compared to the same periods in 2004, was mainly due to the elimination of Edison International (parent)'s debt.  Edison
International (parent) has had no debt outstanding since the fourth quarter of 2004.

Loss on Early Extinguishment of Debt

The loss on early extinguishment of debt in the six-month period ended June 30, 2005, consisted of a $20 million loss related to the early repayment of MEHC (parent)'s $385 million term loan and a

$4 million loss related to the early repayment of EME's junior subordinated debentures during the first quarter of 2005.

Income Taxes

                                                          Three Months                  Six Months
                                                         Ended June 30,               Ended June 30,
         -----------------------------------------------------------------------------------------------
         In millions                                    2005          2004           2005          2004
         -----------------------------------------------------------------------------------------------
         SCE                                         $    59      $    155        $   124      $    223
         MEHC                                            (22)         (400)            (6)         (410)
         Other                                            (3)          (19)            20           (34)
         -----------------------------------------------------------------------------------------------
         Edison International Consolidated           $    34      $   (264)       $   138      $   (221)
         -----------------------------------------------------------------------------------------------

Edison International's income tax expense increased $298 million and $359 million for the three- and six-month periods ended June 30,
2005, respectively, as compared to the same periods in 2004, primarily due to increases in pre-tax income.  The increases were partially offset by reductions in accrued tax liabilities at SCE and MEHC in 2005 to reflect progress in settlement negotiations related to prior-year tax liabilities, property-related flow-through items at SCE, and adjustments made to tax balances at SCE and
MEHC.

Edison International's composite federal and state statutory rate was approximately 40% for the three-and six-month periods ended
June 30, 2005.  The lower effective tax rate of 16% and 27% realized in the three- and six-month periods ended June 30, 2005, respectively, was primarily due to reductions in tax liabilities at SCE and MEHC, property-related flow-through items at SCE, the benefits received from low-income housing and production tax credits at Edison Capital, and adjustments to tax balances at SCE and
MEHC.

Minority Interest

Minority interest represents the effects of the adoption of a new accounting pronouncement in second quarter 2004 related to SCE's variable interest entities.

Income from Discontinued Operations

Edison International's earnings from discontinued operations were $21 million in the second quarter of 2005, compared to $26 million in the same period last year.  The 2005 earnings result primarily from dividends received from EME's Lakeland Power project.  The
2004 results include earnings from MEHC's international assets that have been sold.  Earnings from discontinued operations were
$28 million for the six-month period ended June 30, 2005, compared to $72 million for the same period last year.  The 2005 earnings result primarily from dividends from EME's Lakeland Power project and gains on the sale of MEHC's CBK and Tri-Energy international projects.  The 2004 results include earnings from MEHC's international assets held for sale.

Cumulative Effect of Accounting Change - Net of Tax

Edison International's results for the six-month period ended June 30, 2004, include a charge for the cumulative effect of a change in accounting principle reflecting the impact of Edison Capital's implementation of an accounting standard that requires the consolidation of certain variable interest entities.

Historical Cash Flow Analysis

The "Historical Cash Flow Analysis" section of this MD&A discusses consolidated cash flows from operating, financing and investing activities.

Cash Flows from Operating Activities

Net cash provided (used) by operating activities:

         In millions           Six-Month Period Ended June 30,                    2005           2004
         ---------------------------------------------------------------------------------------------
         Continuing operations                                                  $  812         $ (331)
         ---------------------------------------------------------------------------------------------

The 2005 change in cash provided by operating activities from continuing operations was mainly due to a $960 million lease termination payment in 2004 related to EME's Collins Station lease.  In addition, the change in cash provided by operating activities results from the timing of cash receipts and disbursements related to working capital items.

Cash Flows from Financing Activities

Net cash provided (used) by financing activities:

         In millions         Six-Month Period Ended June 30,                      2005           2004
         ---------------------------------------------------------------------------------------------
         Continuing operations                                                $   (907)       $ 1,573
         ---------------------------------------------------------------------------------------------

Cash (used) provided by financing activities from continuing operations mainly consisted of long-term and short-term debt payments at
SCE and EME.

Financing activities in the six-month period ended June 30, 2005, were mainly due to activities at SCE.  SCE's first quarter 2005 financing activity included the issuance of $650 million of first and refunding mortgage bonds.  The issuance included $400 million of 5% bonds due in 2016 and $250 million of 5.55% bonds due in 2036.  The proceeds were used to redeem the remaining $50,000 of its
8% first and refunding mortgage bonds due February 2007 (Series 2003A) and $650 million of the $966 million 8% first and refunding mortgage bonds due February 2007 (Series 2003B).  SCE's second quarter financing activity included the issuance of $350 million of its 5.35% first and refunding mortgage bond due in 2035 (Series 2005E).  A portion of the proceeds was used to redeem $316 million of its 8% first and refunding mortgage bonds due in 2007 (Series 2003B).  In addition, in April 2005, SCE issued 4,000,000 shares of
Series A preference stock (non-cumulative, $100 liquidation value) and received net proceeds of approximately $394 million.
Approximately $81 million of the proceeds was used to redeem all the outstanding shares of its $100 cumulative preferred stock, 7.23%
Series, and approximately $64 million of the proceeds was used to redeem all the outstanding shares of its $100 cumulative preferred stock, 6.05% Series.  MEHC's first quarter financing activity included the repayment of the remaining $285 million of the term loan and the repayment of the junior subordinated debentures of $150 million.  MEHC's second quarter activity included a $302 million repayment in April 2005 related to Midwest Generation's existing term loan.  Financing activities in 2005 also include dividend payments of $163 million paid by Edison International to its shareholders.

Financing activities in the six-month period ended June 30, 2004, were mainly due to activities at SCE.  SCE's first quarter 2004 financing activity included the issuance of $300 million of 5% bonds due in 2014, $525 million of 6% bonds due in 2034 and $150 million of floating rate bonds due in 2006.  The proceeds from these issuances were used to redeem $300 million of its 7.25% first and refunding mortgage bonds due March 2026, $225 million of its 7.125% first and refunding mortgage bonds due July 2025, $200 million of its 6.9% first and refunding mortgage bonds due October 2018, and $100 million of its junior subordinated deferrable interest debentures due June 2044.  In the first quarter of 2004, SCE paid the $200 million outstanding balance of its credit facility, as well as remarketed approximately $550 million of pollution-control bonds with varying maturity dates ranging from 2008 to 2040, of which approximately $196 million of these pollution-control bonds were reoffered.  In March 2004,
SCE issued $300 million of 4.65% first and refunding mortgage bonds due in 2015 and $350 million of 5.75% first and refunding mortgage bonds due in 2035.  A portion of the proceeds from the March 2004 first and refunding mortgage bond issuances were used to fund the acquisition and construction of the Mountainview project.  EME's financing activities included the $1 billion secured notes and $700 million term loan facility received by Midwest Generation in April 2004, the repayment of $695 million related to Edison
Mission Midwest Holdings' credit facility and $28 million related to the EME's Coal and Capex facility in April 2004.  Financing activities in 2004 also included dividend payments of $130 million paid by Edison International to its shareholders.

Cash Flows from Investing Activities

Net cash used by investing activities:

         In millions         Six-Month Period Ended June 30,                      2005           2004
         ----------------------------------------------------------------------------------------------
         Continuing operations                                                $   (502)       $  (912)
         ----------------------------------------------------------------------------------------------

Cash flows from investing activities are affected by capital expenditures, EME's sales of assets and SCE's funding of nuclear decommissioning trusts.

Investing activities for the six-month period ended June 30, 2005, reflect $774 million in capital expenditures at SCE, primarily for transmission and distribution assets, including approximately $21 million for nuclear fuel acquisitions, and $35 million in capital expenditures at EME.  In addition, investing activities include $140 million in net sales of auction rate securities at EME and
$124 million in proceeds received in 2005 from the sale of EME's 25% investment in the Tri Energy project and EME's 50% investment in the CBK project.

Investing activities for the six-month period ended June 30, 2004 reflect, $718 million in capital expenditures at SCE, primarily for transmission and distribution assets, including approximately $31 million for nuclear fuel acquisitions, and $31 million in capital expenditures at EME.  In addition, investing activities include $285 million of acquisition costs related to the Mountainview project as SCE, and $118 million in proceeds received from the sale of 100% of EME's stock of Edison Mission Energy Oil & Gas and the sale of
EME's interest in the Brooklyn Navy Yard project.

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

From the amount received, Lakeland Power Ltd., now controlled by a liquidator in the United Kingdom, has made a payment of
(pound)20 million (approximately $37 million) to EME on April 7, 2005 comprised of(pound)7 million (approximately $13 million) for a secured loan which EME purchased from Lakeland Power Ltd.'s secured creditors in 2004 and certain unsecured receivables from Lakeland Power Ltd., and (pound)13 million (approximately $24 million) as a distribution to the EME subsidiary that owns the equity interest in Lakeland Power
Ltd.  This distribution was recognized in income during the quarter ended June 30, 2005.  Additionally, Lakeland Power Ltd. will pay to EME's subsidiary that owns the equity interest in Lakeland Power Ltd. the amount remaining after resolution of any remaining secured and unsecured creditor claims and payment of or provision for tax liabilities and the fees and expenses associated with
Lakeland Power Ltd.'s liquidation.

EME estimates that the remaining net proceeds after tax (including taxes due in the United States) and net income resulting from the above payments will be approximately $64 million.  These remaining proceeds are expected to be received in late 2005 or in 2006, as
Lakeland Power Ltd.'s liquidation progresses.  Because the amounts required to settle outstanding claims and UK taxes have not been finalized and cannot be estimated precisely in the context of the liquidation, the actual amount of net proceeds and increase in net income may vary materially from the above estimate.

For all periods presented, the results of EME's international projects discussed above have been accounted for as discontinued
operations in the consolidated financial statements in accordance with an accounting standard related to the impairment and disposal of long-lived assets.

For the three months ended June 30, 2005 and 2004, revenue from discontinued operations was zero and $354 million, respectively, and pre-tax income was $22 million and $53 million, respectively.  For the six months ended June 30, 2005 and 2004, revenue from discontinued operations was zero and $748 million, respectively, and pre-tax income was $22 million and $123 million, respectively.

NEW AND PROPOSED ACCOUNTING PRINCIPLES

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
Edison International will implement the new standard effective January 1, 2006 by applying the modified prospective transition method.  The difference in expense between the two accounting methods is an increase of $2 million and $5 million in expense for the three- and six-month periods ended June 30, 2005.

The American Jobs Creation Act of 2004 included a tax deduction on qualified production activities income (including income from the sale of electricity).  In December 2004, the FASB issued guidance that this deduction should be accounted for as a special deduction, rather than a tax rate reduction.  Accordingly, the special deduction is recorded in the year it is earned.  The tax deduction is not expected to materially affect Edison International's 2005 financial statements.  Edison International is evaluating the effect that the manufacturer's deduction will have in subsequent years.

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
Net income (loss) available for common stock was $200 million and $(374) million for the three months ended June 30, 2005, and 2004, respectively, and was $400 million and $(276) million for the six months ended June 30, 2005, and 2004, respectively.  In arriving at net income, dividends on preferred securities and preferred stock have been deducted.

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

On July 14, 2005, the FASB issued an exposure draft on accounting for uncertain tax positions.  An enterprise would recognize, in its financial statements, the benefit of a tax position only if that position is probable of being sustained on audit based solely on the technical merits of the position.  The comment period for the exposure draft ends on September 12, 2005; the earliest the guidance would be implemented would be December 31, 2005.  Edison International is evaluating the potential impact of the proposal on its financial statements.

On July 14, 2005, the FASB issued an exposure draft on accounting for a change or projected change in the timing of cash flows relating to income taxes generated by a leveraged lease transaction.  The proposed accounting guidance would require a lessor to perform a recalculation of a leveraged lease

when there is a change in the timing of the realization of tax benefits generated by that lease.  It would also require a lessor to reevaluate the lease's classification as a leveraged lease when a recalculation of the lease is performed.  The comment period for the exposure draft ends on September 12, 2005; the earliest the guidance would be implemented would be December 31, 2005.  Edison
International is evaluating the potential impact of the proposal on its financial statements.

COMMITMENTS, GUARANTEES AND INDEMNITIES

The following is an update to Edison International's commitments, guarantees and indemnities.  See the "Commitments, Guarantees and
Indemnities" section of the year-ended 2004 MD&A for a detailed discussion.

Fuel Supply Contracts

Midwest Generation and EME Homer City have entered into additional fuel purchase commitments with various third-party suppliers during the first six months of 2005. These additional commitments are currently estimated to be $25 million for 2005, $61 million for
2006, $108 million for 2007, $34 million for 2008, and $53 million for 2009.

Beginning in 2004, EME Homer City experienced interruptions of supply under two agreements with Unionvale Coal Company and Genesis,
Inc. Unionvale and Genesis claimed that alleged geologic conditions at the Genesis No. 17 Mine in Pennsylvania, which is one source of coal under these multi-source coal contracts, constituted force majeure and excused contract performance. These two agreements together provide for the delivery to EME Homer City of approximately 20% of EME Homer City's clean coal requirements in 2005 and
2006, and approximately 10% in 2007.

On December 21, 2004, Unionvale and Genesis gave notice of termination of one of the agreements, which was scheduled to run through
December 2007, under a provision that they claim allows either party to the agreement to terminate if an event of force majeure lasts
30 days or more. Unionvale and Genesis allege that the geologic problems encountered at the Genesis No. 17 Mine have continued beyond a 30-day period and excuse their obligation to deliver coal under the agreement. The parties' second agreement with a term through
December 2006 does not contain the same termination provision, and the suppliers have sought contract modifications to the term, quantity, quality and price provisions of this agreement. On April 26, 2005, Unionvale and Genesis informed EME Homer City that the
Genesis No. 17 Mine had been shut down and that no delivery of coal from that mine would be made under either agreement.

EME Homer City disputes the force majeure claim and the suppliers' reliance upon this claim to excuse their performance under the multi-source coal agreements. EME Homer City has filed suit against Unionvale and Genesis in Pennsylvania state court seeking, among other things, equitable relief by way of an order requiring the defendants to fulfill their contractual obligations and other monetary relief. The parties have reached an agreement in principle to settle the dispute and are continuing settlement negotiations.
Contracts have been awarded to alternate suppliers, and inventory strategies adjusted, to reflect and offset the delivery shortfall for 2005.

During the second quarter of 2005, SCE amended one of its coal fuel contracts which reduced the term of the contract.  As a result of this modification, the fuel supply contract payments for the thereafter period decreased by $152 million.

Gas and Coal Transportation

Midwest Generation has entered into additional coal transportation commitments during the first six months of 2005.  Based on the committed coal volumes in the fuel supply contracts mentioned above,

these additional commitments are currently estimated to be $32 million for 2005, $50 million for 2006, $109 million for 2007,
$37 million for 2008, and $74 million for 2009.

Power-Purchase Contracts

During the first quarter of 2005, SCE entered into additional power call option contracts.  SCE's revised purchased-power capacity payment commitments under these contracts are currently estimated to be $32 million for 2005, $95 million for 2006, $101 million for
2007 and $84 million for 2008.

Leases

During the first quarter of 2005, SCE entered into new power contracts in which SCE takes virtually all of the power.  In accordance with an accounting standard, these power contracts are classified as operating leases.  SCE's commitments under these operating leases are currently estimated to be $39 million for 2005, $55 million for 2006, $50 million for 2007 and $43 million for 2008.

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

Edison International's recorded estimated minimum liability to remediate its 28 identified sites at SCE (22 sites) and EME (6 sites related to Midwest Generation) is $86 million, $84 million of which is related to SCE.  Edison International's other subsidiaries have no identified remediation sites.  The ultimate costs to clean up Edison International's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination;
the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur.  Edison International believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $113 million, all of which is related to SCE.  The upper limit of this range of costs was estimated using assumptions least favorable to Edison International among a range of reasonably possible outcomes.  In addition to its identified sites (sites in which the upper end of the range of costs is at least $1 million), SCE also has
33 immaterial sites whose total liability ranges from $4 million (the recorded minimum liability) to $10 million.

The CPUC allows SCE to recover environmental remediation costs at certain sites, representing $31 million of its recorded liability, through an incentive mechanism (SCE may request to include additional sites).  Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs from insurance carriers and other third parties.  SCE has successfully settled insurance claims with all responsible carriers.  SCE expects to recover costs incurred at its remaining sites through customer rates.  SCE has recorded a regulatory asset of $57 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

Edison International's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that Edison International may be held responsible for contributing to any costs incurred for remediating these sites.  Thus, no reasonable estimate of cleanup costs can be made for these sites.

Edison International expects to clean up its identified sites over a period of up to 30 years.  Remediation costs in each of the next several years are expected to range from $12 million to $25 million.  Recorded costs for the twelve months ended June 30, 2005 were
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

Federal Income Taxes

Edison International has reached a settlement with the IRS on tax issues and pending affirmative claims relating to its 1991-1993 tax years.  This settlement, which was signed by Edison International in March 2005 and approved by the United States Congress Joint
Committee on Taxation on July 27, 2005, will result in a third quarter 2005 net earnings benefit for Edison International of approximately $56 million, most of which relates to SCE.

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

EDISON INTERNATIONAL

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

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

There were no significant developments with respect to litigation of Edison International or its subsidiaries that may be material to
Edison International during the quarterly period ended June 30, 2005.  See Note 4, "Contingencies - Navajo Nation Litigation" of
Notes to Consolidated Financial Statements for minor updates on litigation involving SCE and the Navajo Nation which was previously reported in Part I, Item 3 of Edison International's Annual Report on Form 10-K for the year ended December 31, 2004, and in Part II,
Item 1 of Edison International's Quarterly Report on Form 10-Q for the period ending March 31, 2005.

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
                               (a) Total                                 Publicly         (or Units) that May
                           Number of Shares       (b) Average            Announced         Yet Be Purchased
                              (or Units)          Price Paid per          Plans or         Under the Plans or
          Period             Purchased(1)       Share (or Unit)(1)       Programs              Programs
--------------------------------------------------------------------------------------------------------------
April 1, 2005 to                1,365,212           $35.69                  --                    --
April 30, 2005

May 1 to                        2,487,648           $36.66                  --                    --
May 31, 2005

June 1, 2005 to                 2,028,639           $38.93                  --                    --
June 30, 2005
--------------------------------------------------------------------------------------------------------------
Total                           5,881,499           $37.22                  --                    --
--------------------------------------------------------------------------------------------------------------

-------------------
(1)  The shares were purchased by agents acting on Edison International's behalf for delivery to plan participants to fulfill requirements in connection with Edison International's (i) 401(k) Savings Plan, (ii) Dividend Reinvestment and Direct Stock
     Purchase Plan, and (iii) long-term incentive compensation plans.  The shares were purchased in open-market transactions pursuant to plan terms or participant elections.  Edison International did not control the quantity of shares purchased, the timing of the purchases or the price of the shares purchased in these transactions.  The shares were never registered in Edison International's name and none of the shares purchased were retired as a result of the transactions.

Item 4.    Submission of Matters to a Vote of Security Holders

At Edison International's Annual Meeting of Shareholders on May 19, 2005, two matters were put to a vote of the shareholders:  the election of ten directors, and a shareholder proposal on "Future Golden Parachutes."

Shareholders elected ten nominees to the Board of Directors.  The number of broker non-votes for each nominee was zero.  The numbers of votes cast for and withheld from each Director-nominee were as follows:

                                                          Numbers of Votes
     ----------------------------------------------------------------------------------
     Name                                           For                       Withheld
     ----------------------------------------------------------------------------------
     John E. Bryson                              275,203,301                 9,749,519
     France A. Cordova                           281,025,664                 3,927,156
     Bradford M. Freeman                         273,336,533                11,616,287
     Bruce Karatz                                276,415,431                 8,537,389
     Luis G. Nogales                             279,308,159                 5,644,661
     Ronald L. Olson                             267,758,773                17,194,047
     James M. Rosser                             274,212,351                10,740,469
     Richard T. Schlosberg, III                  274,942,487                10,010,333
     Robert H. Smith                             274,824,271                10,128,549
     Thomas C. Sutton                            268,929,361                16,023,459
     ----------------------------------------------------------------------------------

The shareholder proposal on "Future Golden Parachutes," which received the affirmative vote of a majority of the votes cast, was adopted.  The proposal received the following numbers of votes:

            For              Against         Abstentions      Broker Non-Votes
     -------------------------------------------------------------------------
        139,589,433        99,030,265         4,264,144          42,068,978
     -------------------------------------------------------------------------

Item 6.    Exhibits

           Edison International

           10.1     2005 Performance Goals for the Edison International Executive Incentive Compensation Plan, as adopted May 19,
                    2005 (File No. 1-9936, attached as Exhibit 99.1 to Edison International Form 8-K dated May 25, 2005)*

           10.2     Edison International Director Compensation Schedule, as adopted May 19, 2005 (File No. 1-9936, attached as
                    Exhibit 99.2 to Edison International Form 8-K dated May 25, 2005)*

           10.3     Edison International Director Nonqualified Stock Options 2005 Terms and Conditions (File No. 1-9936, attached as
                    Exhibit 99.3 to Edison International Form 8-K dated May 25, 2005)*

           10.4     First Amendment, dated as of May 20, 2005, to Credit Agreement, dated as of February 1, 2005, among Edison
                    International and JPMorgan Chase Bank, N.A., as Administrative Agent, Citicorp North America, Inc., as
                    Syndication Agent, and Credit Suisse First Boston, Lehman Commercial Paper Inc., and Union Bank of California,
                    N.A., as Documentation Agents (File No. 1-9936, attached as Exhibit 10.1 to Edison International Form 8-K dated
                    June 8, 2005)*

           10.5     Form of Indemnity Agreement between Edison International and its Directors and any officer, employee or other agent designated by the Board of Directors

           31.1     Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

           31.2     Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

           32       Statement Pursuant to 18 U.S.C. Section 1350

-----------------
*Incorporated herein by reference pursuant to Rule 12b-32.

                                     SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        EDISON INTERNATIONAL
                                                 (Registrant)

                                        By       /s/ LINDA G. SULLIVAN
                                                 -----------------------------
                                                 LINDA G. SULLIVAN
                                                 Vice President and Controller
                                                 (Duly Authorized Officer and
                                                 Principal Accounting Officer)

Dated:  August 8, 2005