Form 10-K
period 2005-12-31
EDISON INTERNATIONAL
filed 2006-03-07
CIK 827052

==============================================================================================

                                                 UNITED STATES
                                      SECURITIES AND EXCHANGE COMMISSION
                                            Washington, D.C. 20549

                                                   FORM 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________to ______________________________

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
               (P.O. Box 976)
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

Page

Indicate  by check  mark if the  registrant  is a  well-known  seasoned  issuer,  as defined in Rule 405 of the
Securities Act.  Yes |X|    No |_|

Indicate by check mark if the  registrant  is not  required to file  reports  pursuant to Section 13 or Section
15(d) of the Exchange Act.  Yes |_|    No |X|

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

Indicate  by check mark  whether  the  registrant  is a large  accelerated  filer,  an  accelerated  filer or a non-accelerated  filer. See definition of "accelerated  filer" and "large  accelerated filer" in Rule 12b-12 of the Exchange Act. (Check One):

                Large Accelerated Filer |X|    Accelerated Filer  |_|     Non-accelerated filer   |_|

Indicate by check mark  whether the  registrant  is a shell  company (as defined in Rule 12b-2 of the  Exchange
Act).  Yes |_|    No |X|

The  aggregate  market  value  of  registrant's   voting  stock  held  by   non-affiliates   was  approximately
$13,211,644,403  on or about June 30, 2005,  based upon prices reported on the New York Stock  Exchange.  As of
March 3, 2006, there were 325,811,206 shares of Common Stock outstanding.

                                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following  documents  listed below have been  incorporated  by reference into the parts of this report so indicated.

(1) Designated portions of the registrant's Annual Report to Shareholders for the year ended December 31, 2005........................................ Parts I and II
(2) Designated portions of the Proxy Statement relating
    to registrant's 2006 Annual Meeting of Shareholders......................... Part III

===============================================================================================================

Page

                                               TABLE OF CONTENTS
Item                                                                                    Page

Forward-Looking Statements................................................................ 1

                                                    Part I

           Department of the Army, Los Angeles District, Corps of Engineers/Notice of

Page

                                               TABLE OF CONTENTS

Item                                                                                    Page

                                                    Part II

5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases
    of Equity Securities..................................................................50
6.  Selected Financial Data...............................................................51
7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.51
7A. Quantitative and Qualitative Disclosures About Market Risk............................51
8.  Financial Statements and Supplementary Data...........................................51
9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure..51
9A. Controls and Procedures...............................................................51
9B. Other Information.....................................................................52

                                                   Part III

        Report of Independent Registered Public Accounting Firm

Page

                                          FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private
Securities Litigation Reform Act of 1995. Forward-looking statements reflect Edison International's current expectations and projections about future events based on Edison International's knowledge of present facts and circumstances and assumptions about future events and include any statement that does not directly relate to a historical or current fact. Other information distributed by Edison International that is incorporated in this report, or that refers to or incorporates this report, may also contain forward-looking statements.
In this report and elsewhere, the words "expects," "believes," "anticipates," "estimates," "projects,"
"intends," "plans," "probable," "may," "will," "could," "would," "should," and variations of such words and similar expressions, or discussions of strategy or of plans, are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. See "Risk Factors" in Part I, Item 1A of this report and
"Introduction" in the Management's Discussion and Analysis of Financial Condition and Results of Operations
(MD&A) for cautionary statements that accompany those forward-looking statements and identify important factors that could cause results to differ. Readers should carefully review those cautionary statements as they identify important factors that could cause results to differ, or that otherwise could impact Edison
International or its subsidiaries.

Additional information about risks and uncertainties, including more detail about the factors described in this report, is contained throughout this report, in the MD&A that appears in Edison International's 2005
Annual Report to Shareholders (Annual Report), the relevant portions of which are filed as Exhibit 13 to this report, and which is incorporated by reference into Part II, Item 7 of this report, and in Notes to
Consolidated Financial Statements (Notes to Financial Statements). Readers are urged to read this entire report, including the information incorporated by reference, and carefully consider the risks, uncertainties and other factors that affect Edison International's business. Forward-looking statements speak only as of the date they are made and Edison International is not obligated to publicly update or revise forward-looking statements. Readers should review future reports filed by Edison International with the Securities and
Exchange Commission (SEC).

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

Edison International is engaged in the business of holding, for investment, the common stock of its subsidiaries. At December 31, 2005, Edison International and its subsidiaries had an aggregate of
15,838 full-time employees, of which 29 were employed directly by Edison International.

The principal executive offices of Edison International are located at 2244 Walnut Grove Avenue, P.O. Box
976, Rosemead, California 91770, and the telephone number is (626) 302-2222.

Edison International's internet website address is http://www.edison.com. Edison International makes available, free of charge on its internet website, its Annual Report on Form 10-K, Quarterly Reports on
Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (Exchange Act), as soon as reasonably practicable after Edison International electronically files such material with, or furnishes it to, the SEC.
Such reports are also available on the SEC's internet website at http://www.sec.gov. The information contained in our website, or connected to that site, is not incorporated by reference into this report.

Edison International has three business segments for financial reporting purposes:  an electric utility operation segment (SCE), a nonutility power generation segment (MEHC (parent) and EME), and a financial services provider segment (Edison Capital). Financial information about these segments and about geographic areas, for fiscal years 2005, 2004, and 2003, is contained in Note 10 of Notes to Financial Statements and incorporated herein by this reference. Additional information about each of these business segments is contained below in "Business of Southern California Edison Company," "Business of Mission Energy Holding
Company," and "Business of Edison Capital."

Regulation of Edison International

A comprehensive energy bill was passed by the United States House of Representatives and Senate in July 2005
and was signed by the President on August 8, 2005. Known as "EPAct 2005," this comprehensive legislation includes provisions for the repeal of the Public Utility Holding Company Act of 1935 (PUHCA 1935) and
amendments to the Public Utility Regulatory Policies Act of 1978 (PURPA). The Federal Energy Regulatory
Commission (FERC) has finalized rules to implement the Congressionally mandated repeal of PUHCA 1935, effective February 8, 2006, and enactment of the Public Utility Holding Company Act of 2005 (PUHCA 2005).
PUHCA 2005 is primarily a "books and records access" statute and does not give the FERC any new substantive authority under the Federal Power Act or Natural Gas Act. The FERC has also issued final rules to implement the electric company merger and acquisition provisions of EPAct 2005.

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

On October 27, 2005, the CPUC issued an order instituting rulemaking (OIR) to allow the CPUC to re-examine the relationships of the major California energy utilities with their parent holding companies and non-regulated affiliates. The OIR was issued in part in response to the repeal of PUHCA 1935. Additional information about the OIR appears in the MD&A under the heading "SCE:  Regulatory Matters--Current Regulatory
Developments--Holding Company Order Instituting Rulemaking."

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

Edison International's projected environmental capital expenditures and additional information about environmental matters affecting Edison International appear in the MD&A under the heading "Other
Developments--Environmental Matters" and in Note 9 of Notes to Financial Statements under "Environmental
Remediation." For details about the environmental liabilities and other business risks from environmental regulation of SCE and EME, see "Business of Southern California Edison Company--Environmental Matters
Affecting SCE" and "Business of Mission Energy Holding Company--Environmental Matters Affecting EME."

Financial Information About Geographic Areas

Financial information for geographic areas for Edison International can be found in Notes 10 and 11 of Notes to Financial Statements. Edison International's consolidated financial statements for all years presented reflect the reclassification of the results of MEHC's international power generation portfolio that was sold or held for sale as discontinued operations in accordance with an accounting standard related to the impairment and disposal of long-lived assets.

                                BUSINESS OF SOUTHERN CALIFORNIA EDISON COMPANY

SCE was incorporated in 1909 under the laws of the State of California. SCE is a public utility primarily engaged in the business of supplying electric energy to a 50,000-square-mile area of central, coastal and southern California, excluding the City of Los Angeles and certain other cities. This SCE service territory includes approximately 428 cities and communities and a population of more than 13 million people. In 2005,
SCE's total operating revenue was derived as follows:  39% commercial customers, 33% residential customers,
9% resale sales, 7% industrial customers, 5% other electric revenue, 5% public authorities, and 2%
agricultural and other customers. At December 31, 2005, SCE had consolidated assets of $24.7 billion and total shareholder's equity of $5.7 billion. SCE had 14,041 full-time employees at year-end 2005.

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

Additional information about the regulation of SCE by the CPUC and the FERC, and about SCE's competitive environment, appears in the MD&A under the heading "SCE:  Regulatory Matters." Also see "--Competition of SCE."

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

Properties of SCE

SCE supplies electricity to its customers through extensive transmission and distribution networks. Its transmission facilities, which deliver power from generating sources to the distribution network, consist of approximately 7,200 circuit miles of 33 kilovolt (kV), 55 kV, 66 kV, 115 kV, and 161 kV lines and 3,500 circuit miles of 220 kV lines (all located in California), 1,238 circuit miles of 500 kV lines (1040 miles in
California, 86 miles in Nevada, and 112 miles in Arizona), and 851 substations. SCE's distribution system, which takes power from substations to the customer, includes approximately 60,300 circuit miles of overhead lines, 37,900 circuit miles of underground lines, 1.5 million poles, 569 distribution substations, 695,000 transformers, and 777,000 area and streetlights, all of which are located in California.

SCE owns and operates the following generating facilities:  (1) an undivided 75.05% interest (1,614 megawatts
(MW)) in San Onofre Units 2 and 3, which are large pressurized water nuclear units located on the California coastline between Los Angeles and San Diego; (2) 36 hydroelectric plants (1,153 MW) located in California's
Sierra Nevada, San Bernardino and San Gabriel mountain ranges, three of which (2.7 MW) are no longer operational and will be decommissioned; and (3) a diesel-fueled generating plant (9 MW) located on Santa
Catalina island off the southern California coast.

SCE also owns and operates an undivided 56% interest (885 MW net) in the Mohave Generating Station (Mohave),
which consists of two coal-fueled generating units located in Clark County, Nevada near the California border. The plant ceased operating on December 31, 2005. At this time, there is no definite return to service date. Additional information regarding Mohave appears in the MD&A under the heading "SCE:  Regulatory
Matters--Mohave Generating Station and Related Proceedings."

In addition, SCE acquired in 2004 Mountainview Power Company LLC, which consisted of a natural gas-fueled two unit power plant in the early stages of construction in Redlands, California. The first unit commenced commercial operations in December 2005, and the second unit commenced commercial operations in January 2006.
The Mountainview plant has a generating capacity of 1,054 MW.

SCE also owns an undivided 15.8% interest (601 MW) in Palo Verde Nuclear Generating Station (Palo Verde),
which is located near Phoenix, Arizona, and an undivided 48% interest (710 MW) in Units 4 and 5 at Four
Corners Generating Station (Four Corners), which is a coal-fueled generating plant located near the City of
Farmington, New Mexico. The Palo Verde and Four Corners plants are operated by Arizona Public Service Company.

At year-end 2005, the SCE-owned generating capacity (summer effective rating) was divided approximately as follows:  43% nuclear, 23% hydroelectric, 20% natural gas, 14% coal, and less than 1% diesel. The capacity factors in 2005 for SCE's nuclear and coal-fired generating units were:  98% for San Onofre; 76% for Mohave;
85% for Four Corners; and 77% for Palo Verde. For SCE's hydroelectric plants, generating capacity is dependent on the amount of available water. SCE's hydroelectric plants operated at a 49% capacity factor in
2005. These plants were operationally available for 91% of the year.

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

Thirty-one of SCE's 36 hydroelectric plants (some with related reservoirs) are located in whole or in part on
United States lands pursuant to 30- to 50-year FERC licenses that expire at various times between 2006 and
2039 (the remaining five plants are located entirely on private property and are not subject to FERC jurisdiction). Such licenses impose numerous restrictions and obligations on SCE, including the right of the
United States to acquire projects upon payment of specified compensation. When existing licenses expire, the
FERC has the authority to issue new licenses to third parties that have filed competing license applications, but only if their license application is superior to SCE's and then only upon payment of specified compensation to SCE. New licenses issued to SCE are expected to contain more restrictions and obligations than the expired licenses because laws enacted since the existing licenses were issued require the FERC to give environmental purposes greater consideration in the licensing process. SCE's applications for the relicensing of certain hydroelectric projects with an aggregate dependable operating capacity of approximately 209 MW are pending. Annual licenses have been issued to SCE hydroelectric projects that are undergoing relicensing and whose long-term licenses have expired. Federal Power Act Section 15 requires that the annual licenses be renewed until the long-term licenses are issued or denied.

Substantially all of SCE's properties are subject to the lien of a trust indenture securing first and refunding mortgage bonds, of which approximately $5.4 billion in principal amount was outstanding on December
31, 2005 (including the first mortgage bonds issued to secure a $1.7 billion revolving credit facility). Such lien and SCE's title to its properties are subject to the terms of franchises, licenses, easements, leases, permits, contracts, and other instruments under which properties are held or operated, certain statutes and governmental regulations, liens for taxes and assessments, and liens of the trustees under the trust indenture. In addition, such lien and SCE's title to its properties are subject to certain other liens, prior rights and other encumbrances, none of which, with minor or insubstantial exceptions, affect SCE's right to use such properties in its business, unless the matters with respect to SCE's interest in the Four Corners plant and the related easement and lease referred to below may be so considered.

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

Nuclear Power Matters of SCE

Information about operating issues related to San Onofre appears in the MD&A under the heading "SCE:
Regulatory Matters--Current Regulatory Developments--San Onofre Nuclear Generating Station Steam Generators."
Information about Palo Verde steam generator replacements appears in the MD&A under the heading "SCE:
Regulatory Matters--Current Regulatory Developments--Palo Verde Generating Station Steam Generators."
Information about nuclear decommissioning can be found in Note 8 of Notes to Financial Statements.
Information about nuclear insurance can be found in Note 9 of Notes to Financial Statements.

SCE Purchased Power and Fuel Supply

SCE obtains the power needed to serve its customers from its generating facilities and from purchases from qualifying facilities, independent power producers, the California Independent System Operator, and other utilities. In addition, power is provided to SCE's customers through purchases by the California Department of Water Resources (CDWR) under contracts with third parties. Sources of power to serve SCE's customers during 2005 were as follows:  33% purchased power; 23.5% CDWR; and 43.5% SCE-owned generation consisting of
14.3% nuclear, 22.7% coal, and 6.5% hydro. Additional information about SCE's power procurement activities appears in the MD&A under the heading "SCE:  Regulatory Matters."

Natural Gas Supply

SCE's natural gas requirements in 2005 were for start-up use at Mohave, to meet contractual obligations for power tolling agreements (power contracts in which SCE has agreed to provide the natural gas needed for generation under those power contracts) and to serve demand for gas at SCE's new Mountainview gas-fired generation facility, which commenced operations in December 2005. All of the physical gas purchased by SCE in
2005 was purchased under North American Energy Standards Board agreements (master gas agreements) that define the terms and conditions of transactions with a particular supplier prior to any financial commitment.

SCE contracted for firm access rights onto the Southern California Gas Company system at Wheeler Ridge for
198,863 million British thermal units (MMBtu) per day in a 13-year contract entered into in

August 1993, effective November 1, 1993. SCE has the unilateral right to renew this contract for an equivalent term upon the expiration of its initial term. SCE has not yet made a determination as to whether this contract will be extended. SCE also has firm transportation rights of 18,000 MMBtu per day on Southwest
Gas Corp's pipeline to serve Mohave.

In 2005, SCE secured a one-year natural gas storage capacity contract with Southern California Gas Company for the 2005/2006 storage season. Storage capacity was secured to provide operation flexibility and to mitigate potential costs associated with the dispatch of SCE's tolling agreements. SCE has been in negotiations with Southern California Gas Company for additional storage but has not yet entered into a similar arrangement.

Nuclear Fuel Supply

For San Onofre Units 2 and 3, contractual arrangements are in place covering 100% of the projected nuclear fuel requirements through the years indicated below:

     Uranium concentrates...............................................   2008
         Conversion.....................................................   2008
         Enrichment.....................................................   2008
         Fabrication....................................................   2015

For Palo Verde, contractual arrangements are in place covering 100% of the projected nuclear fuel requirements through the years indicated below:

     Uranium concentrates...............................................   2008
         Conversion.....................................................   2008
         Enrichment.....................................................   2010
         Fabrication....................................................   2015

Spent Nuclear Fuel

Information about Spent Nuclear Fuel appears in Note 9 of Notes to Financial Statements.

Coal Supply

SCE has purchased coal pursuant to long-term contracts to provide stable and reliable fuel supplies to its two coal-fired generating stations, the Four Corners and Mohave plants. SCE entered into a coal contract, dated September 1, 1966, with the Utah Construction & Mining Company, the predecessor to the current owner of the Navajo mine, the BHP Navajo Coal Company, to supply coal to Four Corners Units 4 and 5. The initial term of this coal supply contract for the Four Corners plant was through 2004 and included extension options for up to 15 additional years. On January 1, 2005 SCE and the other Four Corners participants entered into a
Restated and Amended Four Corners Fuel Agreement under which coal will be supplied until July 6, 2016. The
Restated and Amended Agreement contains an option to extend for not less than five additional years or more than 15 years. The coal supply contract for the Mohave plant expired on December 31, 2005, and the plant has ceased operating while coal and water issues are resolved. There is no definite return to service date.
Additional information about the litigation affecting the coal supply contract for the Mohave plant appears in the MD&A under the heading "SCE:  Other Developments--Navajo Nation Litigation."

Discontinued Operations of SCE

Information about SCE's discontinued operations appears in Note 11 of Notes to Financial Statements.

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

The laws and regulations discussed below primarily impact SCE's coal-fired, gas-fired and nuclear generation facilities. The air quality and climate change discussions primarily impact the coal-fired Mohave and Four
Corners plants. Developments in the air quality and climate change areas may also have an impact on SCE's gas-fired Mountainview plant. However, the Mountainview plant was constructed with current pollution control technology so the impact of new regulations would likely have less of an impact on Mountainview than Mohave and Four Corners. The Mountainview plant is SCE's only gas-fired generation facility. The water quality discussion primarily impacts San Onofre.

Air Quality

SCE's facilities are subject to various air quality regulations, including the Federal Clean Air Act and similar state and local statutes.

Mohave Shutdown

In 1998, several environmental groups filed suit against the co-owners of the Mohave plant regarding alleged violations of emissions limits. In order to resolve the lawsuit and accelerate resolution of key environmental issues regarding the plant, the parties entered into a consent decree, which was approved by the Nevada federal district court in December 1999. The consent decree required the installation of certain air pollution control equipment prior to December 31, 2005 if the plant was to operate beyond that date. In addition, operation beyond 2005 required that agreements be reached with the Navajo Nation and the Hopi Tribe
(Tribes) regarding post-2005 water and coal supply needs.

SCE's share of the costs of complying with the consent decree and taking other actions to allow operation of the Mohave plant beyond 2005 is estimated to be approximately $605 million. Agreement with the Tribes on water and coal supplies for Mohave was not reached by December 31, 2005, and it is not currently known whether such an agreement will be reached. No agreement was reached to amend the terms of the federal court consent decree. As a result, Mohave ceased operation on December 31, 2005. For the Mohave plant to restart operation, it will be necessary for agreements to be reached with the Tribes on the water and coal supply issues, and for the terms of the consent decree to be met or modified.

Until there is a final resolution as to whether the Mohave plant will begin operating again, and what regulations will be in effect at that time, SCE cannot evaluate the potential impact of the air quality regulations discussed below on the operations of its facilities. Additional capital costs related to those regulations could be required in the future and they could be material, depending upon the final standards adopted.

Regional Haze

In the event that the Mohave plant does restart operations, its operations may be subject to the US EPA's final rulemaking on regional haze, issued on June 15, 2005. Under the rule, by December 17, 2007, each state must file with the US EPA as part of its State Implementation Plan (SIP) plans for regional haze improvement.
It is not known whether Nevada's regional haze SIP for Mohave will impose any additional emissions control requirements on the Mohave plant beyond meeting the provisions of the 1999 consent decree.

Mercury

In the event of a Mohave restart, its operations may be subject to the US EPA's Clean Air Mercury Rule
(CAMR), which was issued on March 15, 2005. CAMR creates a market-based cap-and-trade program to reduce mercury emissions from existing coal-fired power plants down to a national cap of 38 tons by 2010 and to 15 tons by 2018. States may join the trading program by adopting the CAMR model trading rules in state regulations, or they may adopt regulations that mirror the necessary components of the model trading rule.
States are not required to adopt a cap-and-trade program and may promulgate alternative regulations, such as command and control regulations, that are equivalent to or more stringent than the CAMR's suggested cap-and-trade program. The CAMR allocates mercury emission credits to each plant, including Mohave, based on a model rule that states, including Nevada, may adopt.

Contemporaneous with the adoption of the CAMR, the US EPA rescinded its previous finding that mercury emissions from coal-fired power plants had to be regulated as a hazardous air pollutant pursuant to Section
112 of the federal Clean Air Act, which would have imposed technology-based standards. Litigation has been filed challenging the rescission action, alleging that the US EPA erred in adopting a market-based program rather than technology-based emissions limitations. Litigation has also been filed to challenge the CAMR. Depending on the results of these challenges, the CAMR rules and timetables may change.

If Nevada adopts the US EPA's model allocations rule, SCE expects that Mohave would have sufficient mercury credits to meet operational needs until 2018, at which time estimated mercury credit allocations are approximately 50% lower than required for operations. States are required to adopt a mercury reduction method and submit their mercury SIP to the US EPA by November 2006. While Nevada has begun its scoping meetings for this rulemaking, it is not yet known what approach Nevada will take on its mercury regulation.

For SCE, these regulations will primarily impact its possible future operation of the Mohave plant.
Additional information regarding the shutdown of Mohave appears in the MD&A under the heading "SCE:
Regulatory Matters--Current Regulatory Developments--Mohave Generating Station and Related Proceedings."

National Ambient Air Quality Standards

The ambient air quality standards for ozone and fine particulate matter adopted by the US EPA in July 1997 are another regulatory standard to which Mohave may be subject if it resumes operations. The US EPA designated non-attainment areas for the 8-hour ozone standard on April 30, 2004, and for the fine particulate standard on January 5, 2005. States are required to revise their implementation plans for the ozone and particulate matter standards within three years of the effective date of the respective non-attainment designations - by June 2007 for the 8-hour ozone SIP, and by April 2008 for the fine particulate SIP.

Clark County, Nevada, where the Mohave plant is located, has been designated a nonattainment area for the new
8-hour ozone national ambient air quality standard. Clark County is currently in the process of developing its SIP to demonstrate attainment of the 8-hour ozone standard. Depending on the control measures adopted for
Clark County's 8-hour ozone SIP, Mohave may be required to reduce nitrogen oxide (NOx) emissions (NOx emissions are a precursor to ambient levels of ozone) below the levels resulting from the low NOx burner control technology required under the 1999 Mohave consent decree. Until information is available regarding
Clark County's SIP, SCE cannot fully evaluate the potential impact on Mohave if it resumes operations.
Additional capital costs related to those regulations could be required in the future and they could be material, depending upon the final standards adopted.

Clean Air Act Interstate Rule

At this time, the US EPA's Clean Air Act Interstate Rule (CAIR), does not have an impact on SCE's facilities.
CAIR, issued by the US EPA on March 10, 2005, applies to 28 eastern states and the District of Columbia, and is intended to address ozone attainment issues by reducing regional sulfur dioxide and NOx emissions. The
CAIR has been challenged in court by state, environmental, and industry groups, which may result in changes to the substance of the rule and to the timetables for implementation. While the US EPA has not adopted a rule comparable to CAIR for the western United States, where SCE has facilities, SCE cannot predict what action the US EPA will take in the future with regard to the western United States, and what impact those actions would have on its facilities.

New Source Review Requirements

Since 1999, the US EPA has pursued a coordinated compliance and enforcement strategy to address Clean Air Act
New Source Review (NSR) compliance issues at the nation's coal-fired power plants. The

NSR regulations impose certain requirements on facilities, such as electric generating stations, in the event that modifications are made to air emissions sources at the facility. The US EPA's strategy included both the filing of a number of suits against power plant owners, and issuance of a number of administrative notices of violation to power plant owners alleging NSR violations. SCE and its subsidiaries have not been named as a defendant in these lawsuits and have not received any administrative notices of violation alleging NSR violations at any facilities.

In October 2005, the US EPA announced a revised NSR strategy to take account of recent US EPA rulemakings, such as the CAIR and regional haze rules, affecting coal-fired power plants. Under the revised strategy, while the US EPA will continue to pursue filed cases and cases in active negotiation, it intends to shift its future enforcement focus from coal-fired power plants to other sectors where compliance assurance activities have the potential to produce significant environmental benefits.

Developments will continue to be monitored by SCE, to assess what implications, if any, they will have on the operation of power plants owned or operated by SCE, or on SCE's results of operations or financial position.

Climate Change

The Kyoto Protocol on climate change officially came into effect on February 16, 2005. Under the Kyoto
Protocol, the United States would have been required, by 2008-2012, to reduce its greenhouse gas emissions, such as carbon dioxide, by 7% from 1990 levels. Under the Bush administration, however, the United States has chosen not to pursue ratification of the Kyoto Protocol. Instead, the Bush administration has proposed several alternatives to mandatory reductions of greenhouse gases.

There have been several petitions from states and other parties to compel the US EPA to regulate greenhouse gases under the Clean Air Act. Also, in 2004 several states and environmental organizations brought a complaint in federal court in New York, alleging that several electric utility corporations are jointly and severally liable under a theory of public nuisance for damages caused by their alleged contribution to global warming resulting from carbon dioxide emissions from coal-fired power plants owned and operated by these companies or their subsidiaries. SCE was not named as a defendant in the complaint. The case was dismissed and is currently on appeal with the United States Court of Appeals for the Second Circuit.

In California, Governor Schwarzenegger issued an executive order on June 1, 2005 setting forth targets for greenhouse gas reductions. The targets call for a reduction of greenhouse gas emissions to 2000 levels by
2010; a reduction of greenhouse gas emissions to 1990 levels by 2020; and a reduction of greenhouse gas emissions to 80% below 1990 levels by 2050.

The CPUC is addressing climate change related issues in various regulatory proceedings. In a decision pertaining to SCE's 2004 long-term procurement plan the CPUC is requiring a "carbon adder" of $8-$25/ton of carbon dioxide to be used in the evaluation of fossil fuel generation bids for contracts of five years or longer. On October 6, 2005, the CPUC adopted a resolution directing the CPUC staff and general counsel to investigate adoption by the CPUC of a greenhouse gas emissions performance standard for investor-owned utilities procurement. On February 16, 2006, the CPUC issued a decision in the Procurement Incentive
Framework proceeding, in which the CPUC states its intent to develop a load-based greenhouse gas emissions cap for SCE, and other load serving entities the CPUC asserts to be within its jurisdiction.

SCE will continue to monitor the federal and state developments relating to greenhouse gas emissions to determine their impacts on SCE's operations. Any legal obligation that would require SCE to reduce substantially its emissions of carbon dioxide could require extensive mitigation efforts at its Mohave plant if it resumes operations, and could raise considerable uncertainty about the future viability of fossil fuels, particularly coal, as an energy source for new and existing electric generating facilities. New regulations could also increase the cost of purchased power, which is generally borne by SCE's customers.
Additional information regarding purchased power costs appears in the MD&A under the heading "SCE: Regulatory
Matters."

Hazardous Substances and Hazardous Waste Laws

Under various federal, state and local environmental laws and regulations, a current or previous owner or operator of any facility, including an electric generating facility, may be required to investigate and remediate releases or threatened releases of hazardous or toxic substances or petroleum products located at that facility, and may be held liable to a governmental entity or to third parties for property damage, personal injury, natural resource damages, and investigation and remediation costs incurred by these parties in connection with these releases or threatened releases. Many of these laws, including the Comprehensive
Environmental Response, Compensation and Liability Act of 1980 (CERCLA), and the Resource Conservation and
Recovery Act (RCRA), impose liability without regard to whether the owner knew of or caused the presence of the hazardous substances, and courts have interpreted liability under these laws to be strict and joint and several.

In addition, the federal Toxic Substances Control Act (TSCA) and accompanying regulations govern the manufacturing, processing, distribution in commerce, use, and disposal of listed compounds, including polychlorinated biphenyls (PCBs), a toxic substance. Federal, state, and local laws, regulations and ordinances also govern the removal, encapsulation or disturbance of asbestos-containing materials when these materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building and other structures containing asbestos.

In connection with the ownership and operation of its facilities, SCE may be liable for costs associated with hazardous waste compliance and remediation required by the laws and regulations identified herein. The CPUC allows SCE to recover in retail rates paid by its customers partial environmental remediation costs at certain sites through an incentive mechanism. Additional information about these laws and regulations appears in Note 9 of Notes to Financial Statements and in the MD&A under the heading "Other
Developments--Environmental Matters."

Water Quality

Regulations under the federal Clean Water Act require permits for the discharge of pollutants into United
States waters and permits for the discharge of storm water flows from certain facilities. The Clean Water Act also regulates the thermal component (heat) of effluent discharges and the location, design, and construction of cooling water intake structures at generating facilities. California has a US EPA approved program to issue individual or group (general) permits for the regulation of Clean Water Act discharges. California also regulates certain discharges not regulated by the US EPA. SCE incurs additional expenses and capital expenditures in order to comply with guidelines and standards applicable to certain of its facilities.

Cooling Water Intake Structures

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

While SCE believes that this rule, as drafted, would not have a material impact on SCE's operations at San
Onofre, certain aspects of the rule that are being contested in the courts, such as the right to offset impacts through restoration, are important to SCE's expectation that compliance with the new rules will not require any physical or operational modifications at San Onofre. Until the challenges to the rulemaking have concluded, SCE cannot determine the full financial impact of this rule.

Electric and Magnetic Fields

Electric and magnetic fields naturally result from the generation, transmission, distribution and use of electricity. Since the 1970s, concerns have been raised about the potential health effects of electric and magnetic fields (EMF). After 30 years of research, a health hazard has not been established to exist.
Potentially important public health questions remain about whether there is a link between EMF exposures in homes or work and some diseases, and because of these questions, some health authorities have identified EMF exposures as a possible human carcinogen.

In October 2002, the California Department of Health Services released to the CPUC and the public its report evaluating the possible risks from EMF. The conclusions in the report of the California Department of Health
Services contrast with other recent reports by authoritative health agencies in that the California
Department of Health Services has assigned a substantially higher probability to the possibility that there is a causal connection between EMF exposures and a number of diseases and conditions, including childhood leukemia, adult leukemia, amyotrophic lateral sclerosis, and miscarriages.

On August 19, 2004, the CPUC issued an order instituting rulemaking to update the CPUC's policies and procedures related to EMF emanating from regulated utility facilities. Following submission of comments and information by all interested parties to the CPUC in 2004 and 2005, the administrative law judge issued a draft decision in December 2005, and the CPUC issued its final decision on January 26, 2006. The decision concluded that a direct link between exposure to EMF and human health effects has yet to be proven, and affirms the CPUC's existing "low-cost/no-cost" EMF policies to mitigate EMF exposure for new utility transmission and substation projects.

                                  BUSINESS OF MISSION ENERGY HOLDING COMPANY

MEHC was formed as a wholly owned subsidiary of Edison Mission Group Inc., which is a wholly owned subsidiary of Edison International. MEHC was formed to hold the common stock of EME. On July 2, 2001, Edison Mission
Group contributed to MEHC all the outstanding common stock of EME. The contribution of EME's common stock to
MEHC has been accounted for as a transfer of ownership of companies under common control. MEHC's only substantive liabilities are its obligations under the senior secured notes and corporate overhead, including fees of its legal counsel, auditors and other advisors. MEHC does not have any substantive operations other than through EME and its subsidiaries and other investments.

Business of Edison Mission Energy

Since the second quarter of 2004, MEHC (parent) and EME are presented as one business segment on a consolidated basis.

EME is an independent power producer engaged in the business of developing, acquiring, owning or leasing, operating and selling energy and capacity from independent power production facilities. EME also conducts price risk management and energy trading activities in power markets open to competition. EME is a wholly owned subsidiary of MEHC. Edison International is EME's ultimate parent company.

EME was formed in 1986 with two domestic operating power plants. As of December 31, 2005, EME's continuing operations consisted of owned or leased interests in 19 domestic operating power plants with an aggregate net physical capacity of 10,034 MW, of which EME's capacity pro rata share was 8,954 MW.

EME Restructuring Activities

During 2004 and early 2005, EME sold assets totaling 6,452 MW, which constituted most of its international assets. These international assets, except for the Doga project, which has not been sold, are accounted for as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144,
"Accounting for the Impairment or Disposal of Long-Lived Assets," and, accordingly, all prior periods have been restated to reclassify the results of operations and assets and liabilities as discontinued operations.
The sale of the international operations included:

o   On September 30, 2004, EME sold its 51.2% interest in Contact Energy Limited to Origin Energy New
    Zealand Limited.

o   On December 16, 2004, EME sold the stock and related assets of MEC International B.V. to a consortium comprised of International Power plc (70%) and Mitsui & Co., Ltd. (30%), which is referred to as IPM in this report. The sale of MEC International included the sale of EME's ownership interests in ten electric power generating projects or companies located in Europe, Asia, Australia, and Puerto Rico.

o   On January 10, 2005, EME sold its 50% equity interest in the Caliraya-Botocan-Kalayaan (CBK)
    hydroelectric power project located in the Philippines to CBK Projects B.V.

o   On February 3, 2005, EME sold its 25% equity interest in the Tri Energy project to IPM.

Further information on EME's assets sales appears in the MD&A under the headings "Discontinued Operations"
and "Acquisitions and Dispositions."

Important information about MEHC's liquidity and related issues appears in the MD&A under the heading "MEHC:
Liquidity."

EME implemented management and organizational changes in 2005 to streamline its reporting relationships and eliminate its regional management structure. In addition, EME and its affiliate, Edison Capital, have combined their management teams located in Irvine, California and combined their wind development efforts. In this regard, EME and Edison Capital have entered into a services agreement effective December 26, 2005. Under this services agreement, all existing employees of Edison Capital on the effective date of the agreement were transferred to EME, and thereafter EME provides accounting,

legal, tax, management and administrative services to Edison Capital and its subsidiaries continue to operate as independent legal entities separate and apart from EME, and EME has not assumed any obligation for the performance of any of Edison Capital's obligations to any party, whether with respect to its investment portfolio or with respect to any of the creditors of Edison Capital or its subsidiaries.

Competition and Market Conditions of EME

The United States electric industry, including companies engaged in providing generation, transmission, distribution and ancillary services, has undergone significant deregulation, which has led to increased competition. Until the enactment of PURPA, utilities and government-owned power agencies were the only producers of bulk electric power intended for sale to third parties in the United States. PURPA encouraged the development of independent power by removing regulatory constraints relating to the production and sale of electric energy by certain non-utilities and requiring electric utilities to buy electricity from specified types of non-utility power producers, known as qualifying facilities, under specified conditions.
The passage of the Energy Policy Act of 1992 further encouraged the development of independent power by significantly expanding the options available to independent power producers with respect to their regulatory status and by liberalizing transmission access. In addition, in EPAct 2005, Congress made several changes to
PURPA and other statutory provisions recognizing that a significant market for electric power produced by independent power producers, such as EME, has developed in the United States, and indicating that competitive wholesale electricity markets have become accepted as a fundamental aspect of the electricity industry.

As part of the regulatory developments discussed above, the FERC encouraged the formation of independent system operators (ISOs) and regional transmission organizations (RTOs). In those areas where ISOs and RTOs have been formed, market participants have expanded access to transmission service. ISOs and RTOs may also operate real-time and day-ahead energy and ancillary service markets, which are governed by FERC-approved tariffs and market rules. The development of such organized markets into which independent power producers are able to sell has reduced their dependence on bilateral contracts with electric utilities. See further discussion of regulations under "--Regulation of EME--United States Federal Energy Regulation."

EME's largest power plants are its fossil fuel power plants located in Illinois, which are collectively referred to as the Illinois Plants in this report, and the Homer City electric generating station located in
Pennsylvania, which is referred to as the Homer City facilities in this report.  The Illinois Plants and the
Homer City facilities sell power into PJM Interconnection, LLC, commonly referred to as PJM. PJM operates a wholesale spot energy market and determines the market-clearing price for each hour based on bids submitted by participating generators which indicate the minimum prices a bidder is willing to accept to be dispatched at various incremental generation levels. PJM conducts both day-ahead and real-time energy markets. PJM's energy markets are based on locational marginal pricing, which establishes hourly prices at specific locations throughout PJM. Locational marginal pricing is determined by considering a number of factors, including generator bids, load requirements, transmission congestion and transmission losses. PJM requires all load serving entities to maintain prescribed levels of capacity, including a reserve margin, to ensure system reliability. PJM also determines the amount of capacity available from each specific generator and operates capacity markets. PJM's capacity markets have a single market-clearing price. Load serving entities and generators, such as EME's subsidiaries Midwest Generation, LLC (Midwest Generation), with respect to the
Homer City facilities, and EME Homer City Generation L.P. (EME Homer City), with respect to the Illinois
Plants, may participate in PJM's capacity markets or transact capacity sales on a bilateral basis.

The Homer City facilities have direct, high voltage interconnections to both PJM and the New York Independent
System Operator, which controls the transmission grid and energy and capacity markets for New York State and is commonly referred to as the NYISO. As in PJM, the market-clearing price for NYISO's day-ahead and real-time energy markets is set by supplier generation bids and customer demand bids.

The Illinois Plants also sell power into PJM. On April 1, 2005, the Midwest Independent Transmission System
Operator (MISO) commenced operation, linking portions of Illinois, Wisconsin, Indiana, Michigan, and Ohio, as
well as other states in the region, in the MISO, where there is a bilateral market and day-ahead and real-time markets based on locational marginal pricing similar to that of PJM. While EME does not own generating facilities within MISO, its opening has further facilitated transparency of prices and provided additional market liquidity to support risk management and trading strategies.

For a discussion of the risks related to the sale of electricity from these generating facilities, see
"MEHC:  Market Risk Exposures" in the MD&A.

EME is subject to intense competition from energy marketers, utilities, industrial companies and other independent power producers. For a number of years until the recent upturn in its price, natural gas has been the fuel of choice for new power generation facilities for economic, operational and environmental reasons.
While natural gas-fired facilities will continue to be an important part of the nation's generation portfolio, some regulated utilities are now constructing clean coal units and units powered by renewable resources, often with subsidies or under legislative mandate. These utilities generally have a lower cost of capital than most independent power producers and often are able to recover fixed costs through rate base mechanisms, allowing them to build, buy and upgrade generation without relying exclusively on market clearing prices to recover their investments.

Where EME sells power from plants from which the output is not committed to be sold under long-term contracts, commonly referred to as merchant plants, EME is subject to market fluctuations in prices based on a number of factors, including the amount of capacity available to meet demand, the price and availability of fuel and the presence of transmission constraints. Some of EME's competitors, such as electric utilities and distribution companies have their own generation capacity, including nuclear generation. These companies, generally larger than EME, have a lower cost of capital and may have competitive advantages as a result of their scale and location of their generation facilities.

Power Plants of EME

EME's power plants are located within the United States, except for the Doga project in Turkey. As of
December 31, 2005, EME's operations consisted of ownership or leasehold interests in the following operating power plants:

                                                                                 Net     EME's Capacity
                                           Primary                            Physical      Pro Rata
                                          Electric                Ownership   Capacity       Share
    Power Plants            Location     Purchaser(3) Fuel Type    Interest    (in MW)      (in MW)
    ------------            --------     -----------  ---------   ---------   --------   --------------
   Merchant Power Plants
     Illinois Plants (6
   plants)(1)............. Illinois       PJM          Coal/Oil/Gas   100%       5,876       5,876
     Homer City(1)........ Pennsylvania   PJM          Coal           100%       1,884       1,884

   Contracted Power Plants
     Big 4 Projects
       Kern River(1)...... California     SCE          Natural Gas    50%          300         150
       Midway-Sunset(1)... California     SCE          Natural Gas    50%          225         113
       Sycamore(1)........ California     SCE          Natural Gas    50%          300         150
       Watson............. California     SCE          Natural Gas    49%          385         189
     Westside Projects
       Coalinga(1)........ California     PG&E         Natural Gas    50%           38          19
       Mid-Set(1)......... California     PG&E         Natural Gas    50%           38          19
       Salinas River(1)... California     PG&E         Natural Gas    50%           38          19
       Sargent Canyon(1).. California     PG&E         Natural Gas    50%           38          19

     American Bituminous(1)West Virginia  MPC          Waste Coal     50%           80          40
     March Point.......... Washington     PSE          Natural Gas    50%          140          70
     Sunrise(1)........... California     CDWR         Natural Gas    50%          572         286
     San Juan Mesa(1)..... New Mexico     SPS          Wind         100%(2)        120         120
                                                                                 -----       -----
   International
     Doga(1).............. Turkey       TEDAS        Natural Gas    80%            180         144
                                                                                 -----       -----
       Total..............                                                      10,214       9,098
___________

(1) Plant is operated under contract by an EME operations and maintenance subsidiary (partially owned plants)
    or plant is operated directly by an EME subsidiary (wholly owned plants).

(2) EME expects to sell 25% of its ownership interest in the San Juan Mesa project to a third party in March
    2006.

(3) Electric purchaser abbreviations are as follows:

   PJM          PJM Interconnection, LLC
   SCE          Southern California Edison Company
   PG&E         Pacific Gas & Electric Company
   MPC          Monongahela Power Company
   PSE          Puget Sound Energy, Inc.
   CDWR         California Department of Water Resources
   SPS          Southwestern Public Service
   TEDAS        Turkiye Elektrik Daoitim Anonim Sirketi

In addition to the facilities and power plants that EME owns, EME uses the term "its" in regard to facilities and power plants that EME or an EME subsidiary operates under sale-leaseback arrangements.

Business Development of EME

Wind Business Development

EME expects to make significant investments in wind projects during the next several years. Historically, wind projects have received federal subsidies in the form of production tax credits. In August 2005, production tax credits were made available for new wind projects placed in service by December 31, 2007 under
EPAct 2005. EME has undertaken a number of key activities with respect to wind projects, including the following:

o    During 2005, EME entered into agreements to purchase 105 turbines for an aggregate amount of
     $236 million and options to acquire an additional 100 turbines.

o    In December 2005, EME completed the acquisition of the San Juan Mesa wind project. EME expects to sell
     25% of its ownership interest in the San Juan Mesa wind project to a third party in March 2006.

o    In January 2006, EME completed the purchase of development rights for a 161 MW wind project in Texas, which EME refers to as the Wildorado project. This project has substantially completed site selection, permitting, and negotiations of power purchase and turbine supply agreements and has started construction contracting. Project completion is scheduled for April 2007, with total construction costs estimated to be $270 million.

o    EME expects to receive, as a capital contribution from its parent, a 196 MW portfolio of wind projects located in Iowa and Minnesota during the first half of 2006. These projects are owned by EME's affiliate, Edison Capital.

Thermal Business Development

EME also expects to make investments in thermal projects during the next several years. As part of this development effort, EME has begun the process of obtaining permits for two sites in southern California for peaker plants and has responded to several requests for proposals to build or acquire generation. It is expected that the thermal projects in which EME invests will sell electricity under long-term power purchase contracts. EME is also working in partnership with a subsidiary of British Petroleum (BP) to assess the feasibility of constructing and operating an integrated gasification combined cycle facility which would burn hydrogen gas derived from petroleum coke at BP's refinery in Carson, California.

Discontinued Operations of EME

Information regarding EME's discontinued operations appears in Note 11 of Notes to Financial Statements.

Price Risk Management and Trading Activities of EME

EME's power marketing and trading subsidiary, Edison Mission Marketing & Trading (EMMT), markets the energy and capacity of EME's merchant generating fleet and, in addition, trades electric power and energy and related commodity and financial products, including forwards, futures, options and swaps. EMMT segregates its marketing and trading activities into two categories:

o   Marketing and Fuel Management -- EMMT engages in the sale of electricity and purchase of fuels (other than coal) through intercompany contracts with EME's subsidiaries that own or lease the Illinois Plants and the Homer City facilities. The objective of these activities is to sell the output of the power plants on a forward basis, thereby increasing the predictability of earnings and cash flows. EMMT also conducts risk management activities to manage the price risk associated with the purchase of fuels, including natural gas and fuel oil. Transactions entered into related to marketing and fuel management activities are designated separately from EMMT's trading activities and are recorded in what EMMT calls its hedge book.

o   Trading -- As part of its trading activities, EMMT seeks to generate profit from the volatility of the price of electricity, fuels and transmission by buying and selling contracts for their sale or provision, as the case may be, in wholesale markets under limitations approved by EME's risk management committee.
    EMMT records these transactions in what it calls its proprietary book.

In conducting EME's price risk management and trading activities, EMMT contracts with a number of utilities, energy companies and financial institutions. In the event a counterparty were to default on its trade obligation, EME would be exposed to the risk of possible loss associated with reselling the contracted product at a lower price if the non-performing counterparty were unable to pay the resulting liquidated damages owed to EME. Further, EME would be exposed to the risk of non-payment of accounts receivable accrued for products delivered prior to the time such counterparty defaulted.

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

EME's merchant power plants and energy trading activities expose EME to commodity price risks. Commodity price risks are actively monitored by EME's risk management committee to ensure compliance with EME's risk management policies. Policies are in place which define risk tolerances, and procedures exist which allow for monitoring of all commitments and positions with regular reviews by the risk management committee. EME uses
"value at risk" to identify, measure, monitor and control its overall market risk exposure in respect of its
Illinois Plants, its Homer City facilities and its proprietary positions. The use of value at risk allows management to aggregate overall commodity risk, compare risk on a consistent basis and identify risk factors.
Value at risk measures the possible loss over a given time interval, under normal market conditions, at a given confidence level. Given the inherent limitations of value at risk and reliance on a single risk measurement tool, EME supplements this approach with the use of stress testing and worst-case scenario analysis for key risk factors, as well as stop loss limits and counterparty credit exposure limits. Despite this, there can be no assurance that all risks have been accurately identified, measured and/or mitigated.

In executing agreements with counterparties to conduct price risk management or trading activities, EME generally provides credit support when necessary through margining arrangements (agreements to provide or receive collateral, letters of credit or guarantees based on changes in the market price of the underlying contract under specific terms). To manage its liquidity, EME assesses the potential impact of future price changes in determining the amount of collateral requirements under existing or anticipated forward contracts. There is no assurance that EME's liquidity will be adequate to meet margin calls from counterparties in the case of extreme market changes or that the failure to meet such cash requirements would not have a material adverse effect on its liquidity. See "Item 1A. Risk Factors--Risks Relating to MEHC."

Significant Customer of EME

EME derived a significant source of its operating revenues from electric power sold into the PJM market from the Homer City facilities in the past three fiscal years and from the Illinois Plants in 2005 and 2004. Sales into the PJM pool accounted for approximately 70%, 23% and 18% of EME's consolidated operating revenues for the years ended December 31, 2005, 2004 and 2003, respectively. In 2004 and 2003, EME also derived a significant source of its revenues from the sale of energy and capacity generated at the Illinois Plants to
Exelon Generation primarily under three power purchase agreements. These power purchase agreements had all expired by the end of 2004. Exelon Generation accounted for approximately 36% and 40% of EME's consolidated operating revenues for the years ended December 31, 2004 and 2003, respectively.

For the year ended December 31, 2004, approximately 15% of EME's consolidated operating revenues generated at the Homer City facilities and Illinois Plants was from sales to BP Energy Company, a third-party customer.

Insurance of EME

EME maintains insurance policies consistent with those normally carried by companies engaged in similar business and owning similar properties. EME's insurance program includes all-risk property insurance, including business interruption, covering real and personal property, including losses from boilers, machinery breakdowns, and the perils of earthquake and flood, subject to specific sublimits. EME also carries general liability insurance covering liabilities to third parties for bodily injury or property damage resulting from operations, automobile liability insurance and excess liability insurance. Limits and deductibles in respect of these insurance policies are comparable to those carried by other electric generating facilities of similar size. However, no assurance can be given that EME's insurance will be adequate to cover all losses.

The Homer City property insurance program currently covers losses up to $1 billion. Under the terms of the participation agreements entered into on December 7, 2001 as part of the sale-leaseback transaction of the
Homer City facilities, EME Homer City is required to maintain specified minimum insurance coverages if and to the extent that such insurance is available on a commercially reasonable basis. Although the insurance covering the Homer City facilities is comparable to insurance coverages normally carried by companies engaged in similar businesses, and owning similar properties, the insurance coverages that are in place do not meet the minimum insurance coverages required under the participation agreements. Due to the current market environment, the minimum insurance coverage is not commercially available at reasonable prices. EME Homer
City has obtained a waiver under the participation agreements which permits it to maintain its current insurance coverage through June 1, 2006.

Seasonality of EME

Due to higher electric demand resulting from warmer weather during the summer months, electric revenues generated from the Illinois Plants and the Homer City facilities are generally higher during the third quarter of each year. However, as a result of recent increases in market prices for power, driven in part by higher natural gas and oil prices, this historical trend may not be applicable to quarterly revenue in the future.

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

United States Federal Energy Regulation

The FERC has ratemaking jurisdiction and other authority with respect to interstate wholesale sales and transmission of electric energy (other than transmission that is "bundled" with retail sales) under the
Federal Power Act and with respect to certain interstate sales, transportation and storage of natural gas under the Natural Gas Act of 1938. Prior to February 8, 2006, the SEC had regulatory powers with respect to upstream owners of electric and natural gas utilities under PUHCA 1935, which was repealed as of that date by
EPAct 2005. The enactment of PURPA and the adoption of regulations under that Act by the FERC provided incentives for the development of cogeneration facilities and small power production facilities using alternative or renewable fuels by establishing certain exemptions from the Federal Power Act and PUHCA 1935 for the owners of qualifying facilities. The passage of the Energy Policy Act in 1992 further encouraged independent power production by providing additional exemptions from PUHCA 1935 for exempt wholesale generators and foreign utility companies. See "Business of Edison International--Regulation of Edison
International" above.

Federal Power Act

The Federal Power Act grants the FERC exclusive jurisdiction over the rates, terms and conditions of wholesale sales of electricity and transmission services in interstate commerce (other than transmission that is "bundled" with retail sales), including ongoing, as well as initial, rate jurisdiction. This jurisdiction allows the FERC to revoke or modify previously approved rates after notice and opportunity for hearing. These rates may be based on a cost-of-service approach or, in geographic and product markets determined by the FERC to be workably competitive, may be market based. Most qualifying facilities, as that term is defined in
PURPA, are exempt from the ratemaking and several other provisions of the Federal Power Act. Exempt wholesale generators certified in accordance with the FERC's rules under PUHCA 2005 and other non-qualifying facility independent power projects are subject to the Federal Power Act and to the FERC's ratemaking jurisdiction thereunder, but the FERC typically grants exempt wholesale generators the authority to charge market-based rates to purchasers which are not affiliated electric utility companies as long as the absence of market power is shown. In addition, the Federal Power Act grants the FERC jurisdiction over the sale or transfer of jurisdictional facilities, including wholesale power sales contracts and, after EPAct 2005, generation facilities, and in some cases, jurisdiction over the issuance of securities or the assumption of specified liabilities and some interlocking directorates. In granting authority to make sales at market-based rates, the FERC typically also grants blanket approval for the issuance of securities and partial waiver of the restrictions on interlocking directorates.

As of December 31, 2005, a number of EME's operating projects, including the Homer City facilities and the
Illinois Plants, were subject to the FERC ratemaking regulation under the Federal Power Act. EME's future domestic non-qualifying facility independent power projects will also be subject to the FERC jurisdiction on rates.

Public Utility Regulatory Policies Act of 1978

PURPA provides two primary benefits to qualifying facilities. First, all cogeneration facilities that are qualifying facilities are exempt from certain provisions of the Federal Power Act and regulations of the FERC thereunder. Second, the FERC regulations promulgated under PURPA require that electric utilities purchase electricity generated by qualifying facilities at a price based on the purchasing utility's avoided cost,
(unless, pursuant to EPAct 2005, the FERC determines that the relevant market meets certain conditions for competitive, nondiscriminatory access), and that the utilities sell back up power to the qualifying facility on a nondiscriminatory basis. The FERC's regulations also permit qualifying facilities and utilities to negotiate agreements for utility purchases of power at prices different from the utility's avoided costs.
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

If one of the projects in which EME has an interest were to lose its status as a qualifying cogeneration facility, the project would no longer be entitled to the qualifying facility-related exemptions from regulation. As a result, the project could become subject to rate regulation by the FERC under the Federal
Power Act and additional state regulation. Loss of qualifying facility status could also trigger defaults under covenants to maintain qualifying facility status in the project's power sales agreements, steam sales agreements and financing agreements and result in termination, penalties or acceleration of indebtedness under such agreements. If a power purchaser were to cease taking and paying for electricity or were to seek to obtain refunds of past amounts paid because of the loss of qualifying facility status,

EME cannot provide assurance that the costs incurred in connection with the project could be recovered through sales to other purchasers. Moreover, EME's business and financial condition could be adversely affected if regulations or legislation were modified or enacted that changed the standards applicable to
EME's facilities for maintaining qualifying facility status or that eliminated or reduced the benefits and exemptions currently enjoyed by EME's qualifying facilities. Loss of qualifying facility status on a retroactive basis could lead to, among other things, fines and penalties, or claims by a utility customer for the refund of payments previously made.

EPAct 2005 made several important amendments to PURPA, including the elimination of qualifying facility ownership restrictions, elimination of the requirement that electric utilities enter into new contracts to purchase electricity from qualifying facilities that have access to wholesale power markets that meet specified criteria or sell energy to existing qualifying facilities in states where there is retail electricity competition and no obligation under state law to make power sales, the granting of new authority to the FERC to ensure recovery by electric utilities of all prudently incurred costs associated with purchases of energy and capacity from qualifying facilities, and certain obligations upon electric utilities for interconnection and metering for qualifying facilities. The FERC has initiated several proceedings to promulgate rules and regulations to implement the mandates of EPAct 2005 with respect to PURPA, and EME is continuing to evaluate the effect of the legislation and proposed regulations on its business activities.

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

Transmission of Wholesale Power

Generally, projects that sell power to wholesale purchasers other than the local utility to which the project is interconnected require the transmission of electricity over power lines owned by others. This transmission service over the lines of intervening transmission owners is also known as wheeling. The prices and other terms and conditions of transmission contracts are regulated by the FERC when the entity providing the transmission service is a jurisdictional public utility under the Federal Power Act.

The Energy Policy Act of 1992 laid the groundwork for a competitive wholesale market for electricity by, among other things, expanding the FERC's authority to order electric utilities to transmit third-party electricity over their transmission lines, thus allowing qualifying facilities under PURPA, power marketers and those qualifying as exempt wholesale generators under PUHCA 1935 to more effectively compete in the wholesale market.

In 1996, the FERC issued Order No. 888, also known as the Open Access Rules, which require utilities to offer eligible wholesale transmission customers open access on utility transmission lines on a comparable basis to the utilities' own use of the lines and directed jurisdictional public utilities that control a substantial portion of the nation's electric transmission networks to file uniform, non-discriminatory open access tariffs containing the terms and conditions under which they would provide such open access transmission service. The FERC subsequently issued Order Nos. 888-A, 888-B and 888-C to clarify the terms that jurisdictional transmitting utilities are required to include in their open access transmission tariffs and
Order No. 889, which required those transmitting utilities to abide by specified standards of conduct when using their own transmission systems to make wholesale sales of power, and to post specified transmission information, including information about transmission requests and availability, on a publicly available computer bulletin board.

On September 16, 2005, the FERC issued a Notice of Inquiry, inviting comments on (1) whether reforms are needed to the Order No. 888 pro forma open access transmission tariff and the open access transmission tariffs of public utilities to ensure that services thereunder are just, reasonable and not unduly discriminatory or preferential; (2) the implementation of the newly established section 211A of the Federal
Power Act concerning the provision of open access transmission service by unregulated transmitting utilities;
and (3) section 1233 of EPAct 2005, which defines the native load service obligation.

Environmental Matters Affecting EME

EME and its subsidiaries are subject to environmental regulation by federal, state and local authorities. EME believes that it is in substantial compliance with environmental regulatory requirements and that maintaining compliance with current requirements will not materially affect its financial position or results of operation. However, possible future developments, such as the promulgation of more stringent environmental laws and regulations, future proceedings that may be initiated by environmental authorities, and settlements agreed to by other companies could affect the costs and the manner in which EME conducts its business, and may also cause it to make substantial additional capital expenditures. There is no assurance that EME would be able to recover these increased costs from its customers or that EME's financial position and results of operations would not be materially adversely affected as a result.

Typically, environmental laws and regulations require a lengthy and complex process for obtaining licenses, permits and approvals prior to construction, operation or modification of a project or generating facility.
Meeting all the necessary requirements can delay or sometimes prevent the completion of a proposed project, as well as require extensive modifications to existing projects, which may involve significant capital expenditures. If EME fails to comply with applicable environmental laws, it may be subject to injunctive relief or penalties and fines imposed by regulatory authorities.

Federal--United States of America

Clean Air Act

Clean Air Interstate Rule

 See "Business of Southern California Edison Company--Environmental Matters Affecting SCE--Air Quality--Clean
Air Interstate Rule" for a general description of the CAIR. EME expects that compliance with the CAIR and the regulations and revised state implementation plans developed as a consequence of the CAIR will result in increased capital expenditures and operating expenses. Given the uncertainty of the requirements that will need to be implemented and the options available to meet the NOx and SO2 reductions fleetwide, EME at this time cannot accurately estimate the cost to meet these obligations. EME's approach to meeting these obligations will consist of a blending of capital expenditure and emission allowance purchases that will be based on an ongoing assessment of the dynamics of its market conditions.

Mercury Regulation

See "Business of Southern California Edison Company--Environmental Matters Affecting SCE--Air Quality--Mercury"
for a general description of the US EPA's proposal and project timetable for finalizing regulations.

If Illinois and Pennsylvania implement the CAMR by adopting a cap-and-trade program for achieving reductions in mercury emissions, EME may have the option to purchase mercury emission allowances, to install pollution control equipment, to otherwise alter its operations to reduce mercury emissions, or to implement some combination thereof. If EME were to implement environmental control technology at its Homer City facilities instead of purchasing allowances to comply with the CAMR and other Clean Air Act developments described herein, it currently estimates capital expenditures for such improvements to be approximately $350 million to
$400 million in the 2006-2010 timeframe. However, because the mercury state implementation plans are not due until the fourth quarter of 2006 and such plans may not adopt the CAMR's cap-and-trade program, and because
EME cannot predict the outcome of the legal challenge to the CAMR and the US EPA's decision not to regulate mercury emissions pursuant to Section 112 of the federal Clean Air Act, the full impact of this regulation currently cannot be assessed. Additional capital costs, particularly for the Illinois coal units, related to these regulations could be required in the future and they could be material. EME's approach to meeting these obligations will continue to be based upon an ongoing assessment of applicable legal requirements and market conditions.

National Ambient Air Quality Standards

See "Business of Southern California Edison Company--Environmental Matters Affecting SCE--Air Quality--National
Ambient Air Quality Standards" for a general description of ambient air quality standards. Almost all of
EME's facilities are located in counties that have been identified as being in non-attainment with both standards. Any additional obligations on EME's facilities to further reduce their emissions of SO2, NOx and fine particulates to address local non-attainment with the 8-hour ozone and fine particulate matter standards will not be known until the states revise their implementation plans. Depending upon the final standards that are adopted, EME may incur substantial costs or experience financial impacts resulting from required capital improvements or operational changes.

On January 17, 2006, the US EPA proposed revisions to its fine particulate standard. Under the proposal, the annual standard would remain the same but the 24-hour fine particulate standard would be significantly lowered. The US EPA is under court order to issue a final rule in December 2006. If the US EPA retains its proposed new 24-hour standard or lowers the annual standard, states may be required to impose further emission reductions beyond what would be necessary to meet the existing standards. Although EME may incur substantial costs or experience financial impacts as a result of any new standards, the uncertainties associated with this ongoing rulemaking at this time render EME unable to accurately estimate the costs to meet any such obligation. EME anticipates, however, that any such further emission reduction obligations would not be imposed until 2010 at the earliest.

Regional Haze

The goal of the 1999 regional haze regulations is to restore visibility in mandatory federal Class I areas, such as national parks and wilderness areas, to natural background conditions in 60 years. Sources such as power plants that are reasonably anticipated to contribute to visibility impairment in Class I areas may be required to install Best Available Retrofit Technology (BART) or implement other control strategies to meet regional haze control requirements. States are required to revise their state implementation plans to demonstrate reasonable further progress towards meeting regional haze goals. Emission reductions that are achieved through other ongoing control programs may be sufficient to demonstrate reasonable progress toward the long-term goal, particularly for the first 10 to 15 year phase of the program. States must develop implementation plans by December 2007. It is possible that sources that are subject to the CAIR will be able to satisfy their obligations under the regional haze regulations through compliance with the more stringent
CAIR. However, until the state implementation plans are revised, EME cannot predict whether it will be required to install BART or implement other control strategies, and cannot identify the financial impacts of any additional control requirements.

New Source Review Requirements

Since 1999, the US EPA has pursued a coordinated compliance and enforcement strategy to address Clean Air Act
NSR compliance issues at the nation's coal-fired power plants. The NSR regulations impose certain requirements on facilities, such as electric generating stations, in the event that modifications are made to air emissions sources at a facility. The US EPA's strategy included both the filing of a number of suits against power plant owners, and the issuance of a number of administrative notices of violation to power plant owners alleging NSR violations. EME and its subsidiaries have not been named as a defendant in these lawsuits and have not received any administrative Notices of Violation alleging NSR violations at any of their facilities.

In response to conflicting court decisions concerning the applicable emissions test used to determine whether an operational or physical change at an electric generating station would require the plant to install additional pollution controls, the US EPA on October 13, 2005 proposed a change to the NSR program. The proposal put forth several options for a new emissions test based on the impact of a facility modification on a facility's maximum hourly emissions or its emissions per unit of energy produced. The existing NSR emissions test is based on the impact of a modification on a generating station's net annual emissions.

On October 13, 2005, the US EPA proposed changes to the NSR program to provide nationwide consistency in how states implement the program for electric generating units. The proposed changes would standardize the emissions tests used in NSR to determine if a physical or operational change at a power plant would cause emission increases that would require the plant to install additional pollution controls.

In October 2005, the US EPA announced a revised NSR strategy to take account of recent US EPA rulemakings, such as the CAIR and regional haze rules, affecting coal-fired power plants. Under the revised strategy, while the US EPA will continue to pursue filed cases and cases in active negotiation, it intends to shift its future enforcement focus from coal-fired power plants to other sectors where compliance assurance activities have the potential to produce significant environmental benefits.

Prior to EME's purchase of the Homer City facilities, the US EPA requested information under Section 114 of the Clean Air Act from the prior owners of the plant concerning physical changes at the plant. This request was part of the US EPA's industry-wide investigation of compliance by coal-fired plants with the Clean Air
Act NSR requirements. On February 21, 2003, Midwest Generation received a request for information under
Section 114 regarding past operations, maintenance and physical changes at the Illinois coal plants from the
US EPA. On July 28, 2003, Commonwealth Edison received a substantially similar request for information from the US EPA related to these same plants. Under date of February 1, 2005, the US EPA submitted a request for additional information to Midwest Generation. Midwest Generation has provided responses to these requests.
Other than these requests for information, no NSR enforcement-related proceedings have been initiated by the
US EPA with respect to any of EME's facilities. See also "--State--Illinois--Air Quality."

Developments with respect to changes to the NSR program and NSR enforcement will continue to be monitored by
EME to assess what implications, if any, they will have on the operation of power plants owned or operated by
EME or its subsidiaries, or on EME's results of operations or financial position.

Clean Water Act--Cooling Water Intake Structures

See "Business of Southern California Edison Company--Environmental Matters Affecting SCE--Water Quality--Cooling
Water Intake Structures" for a general description of Section 316(b) of the Clean Water Act. EME has begun to collect impingement and entrainment data at its potentially affected Midwest Generation facilities in
Illinois to begin the process of determining what corrective actions may need to be taken. Although the
Phase II rule could have a material impact on EME's operations, EME cannot reasonably determine the financial impact on it at this time because it is in the beginning stages of collecting the data required by the regulation and due to the legal challenges to the rules which may affect the obligations imposed by the rule.

Hazardous Substances and Hazardous Waste Laws

See "Business of Southern California Edison Company--Environmental Matters Affecting SCE--Hazardous Substances
and Hazardous Waste Laws" for a general discussion of CERCLA and related laws.

With respect to EME's potential liabilities arising under CERCLA or similar laws for the investigation and remediation of contaminated property, EME accrues a liability to the extent the costs are probable and can be reasonably estimated. Midwest Generation has accrued approximately $2 million at December 31, 2005 for estimated environmental investigation and remediation costs for the Illinois Plants. This estimate is based upon the number of sites, the scope of work and the estimated costs for environmental activity where such expenditures could be reasonably estimated. Future estimated costs may vary based on changes in regulations or requirements of federal, state, or local governmental agencies, changes in technology, and actual costs of disposal. In addition, future remediation costs will be affected by the nature and extent of contamination discovered at the sites that requires remediation. Given the prior history of the operations at its facilities, EME cannot be certain that the existence or

extent of all contamination at its sites has been fully identified. However, based on available information, management believes that future costs in excess of the amounts disclosed on all known and quantifiable environmental contingencies will not be material to EME's financial position.

In connection with the ownership and operation of its facilities, EME may be liable for these costs. EME has agreed to indemnify the sellers of the Illinois Plants and the Homer City facilities with respect to specified environmental liabilities. See "Commitments, Guarantees and Indemnities--Indemnities Provided as
Part of the Acquisition of the Illinois Plant" and "--Indemnities Provided as Part of the Acquisition of the
Homer City Facilities" in the MD&A for a discussion of these indemnities.

State--Illinois

Air Quality

Beginning with the 2003 ozone season (May 1 through September 30), EME has been required to comply with an average NOx emission rate of 0.25 lb NOx/mmBtu of heat input. This limitation is commonly referred to as the
East St. Louis State Implementation Plan. This regulation is a State of Illinois requirement. Each of the
Illinois Plants complied with this standard in 2004. Beginning with the 2004 ozone season, the Illinois
Plants became subject to the federally mandated "NOx SIP Call" regulation that provided ozone-season NOx emission allowances to a 19-state region east of the Mississippi. This program provides for NOx allowance trading similar to the SO2 (acid rain) trading program already in effect. EME has qualified for early reduction allowances by reducing NOx emissions at various plants ahead of the imposed deadline. Additionally, the installation of emission control technology at certain plants has demonstrated over-compliance at those individual plants with the pending NOx emission limitations. Finally, NOx emission trading will be utilized, as needed, to comply with any shortfall at plants where installation of emission control technology has demonstrated reductions at levels short of the NOx limitations.

During 2004, the Illinois Plants stayed within their NOx allocations by augmenting their allocation with early reduction credits generated within the fleet. In 2005, the Illinois Plants used banked allowances, along with some purchased allowances, to stay within their NOx allocations. After 2005, EME plans to continue to purchase allowances while evaluating the costs and benefits of various technologies to determine whether any additional pollution controls should be installed at the Illinois facilities.

On January 5, 2006, Illinois Governor Rod Blagojevich announced that he was directing the Illinois
Environmental Protection Agency to draft rules that would impose state limits on mercury emissions from coal-fired power plants which would be more stringent than the US EPA's CAMR issued in May 2005. Illinois is required to submit a SIP for CAMR to the US EPA by November 17, 2006. The Governor or his spokespersons have said that rules to be submitted to the Illinois Pollution Control Board will require a 90% reduction in mercury emissions averaged across company-owned Illinois generators and a minimum reduction of 75% for individual generating units by June 30, 2009. A 90% reduction at each generating unit would be required by
2013. Buying or selling of emission allowances under the CAMR federal cap and trade program would be prohibited. The Pollution Control Board must act on proposed rules submitted by the Illinois EPA after evidentiary hearings, including the presentation and cross-examination of expert testimony. After the
Pollution Control Board adopts rules, they must be submitted to the General Assembly's Joint Committee on
Administrative Rules for notice, hearing, and adoption, rejection or modification. Rules adopted through such state proceedings are also subject to court appeal. EME is not able at this time to predict the final form of these rules or provide an estimate of their financial impact.

During 2006, the Illinois EPA is expected to begin the process of developing a SIP to implement the federal
CAIR which requires reductions in NOx and SO2. This SIP is to be submitted to the US EPA by September 11,
2006. The Illinois EPA has also begun to develop SIPs to meet National Ambient Air Quality Standards for
8-hour ozone and fine particulates. These SIPs will be developed with the intent of bringing non-attainment areas, such as Chicago, into attainment. They are expected to deal with all emission sources, not just power generators, and to address emissions of NOx, SO2, and Volatile Organic Carbon. These SIPs are to be submitted to the US EPA by June 15, 2007 for 8-hour ozone, and by April 5, 2008 for fine particulates. EME is not able at this time to predict the final form of the SIPs or to estimate their financial impact.

Water Quality

The Illinois EPA is reviewing the water quality standards for the Des Plaines River adjacent to the Joliet
Station and immediately downstream of the Will County Station to determine if the use classification should be upgraded. An upgraded use classification could result in more stringent limits being applied to wastewater discharges to the river from these plants. If the existing use classification is changed, the limits on the temperature of the discharges from the Joliet and Will County plants may be made more stringent. The Illinois
EPA has also begun a review of the water quality standards for the Chicago River and Chicago Sanitary and
Ship Canal which are adjacent to the Fisk and Crawford Stations. Proposed changes to the existing standards are still being developed. Accordingly, EME is not able to estimate the financial impact of potential changes to the water quality standards. However, the cost of additional cooling water treatment, if required, could be substantial.

State--Pennsylvania

Air Quality

During 2006, the Pennsylvania Department of Environmental Protection (PADEP) is expected to begin the process of developing a SIP to implement the federal CAIR which requires reductions in NOx and SO2. This SIP is to be submitted to the US EPA by September 11, 2006. The Ozone Transport Commission, of which Pennsylvania is a member, is developing a model rule that would continue to allow SO2 and NOx emissions trading, but would impose more stringent limits on SO2 and NOx emissions and would phase in these reductions more quickly than is required by CAIR. EME does not know whether the northeast states will ultimately agree to this model rule or whether Pennsylvania will implement such a rule. Pennsylvania is also required to develop a SIP to implement the federal CAMR, which SIP is to be submitted to the US EPA by November 17, 2006. With respect to mercury, the PADEP has recently announced that it plans to issue a proposed rule that would require coal-fired power plants to reduce mercury emissions by 80% by 2010 and 90% by 2015. The proposed rule would not allow the use of emissions trading to achieve compliance.  However, the proposal would apparently allow facilities to comply with the mercury regulation by installing specific pollution control technology for sulfur dioxide and nitrogen oxides and by burning 100% bituminous coal. EME is not able at this time to predict the final form of the SIPs or to estimate their financial impact.

Water Quality

The discharge from the treatment plant receiving the wastewater stream from EME's Unit 3 flue gas desulphurization system at the Homer City facilities has exceeded the stringent, water-quality based limits for selenium in the station's NPDES permit. As a result, EME was notified in April 2002 by PADEP that it was included in the Quarterly Noncompliance Report submitted to the US EPA. EME investigated a number of technical alternatives for maximizing the level of selenium removal in the discharge and performed various pilot studies. While some of the pilot studies improved the performance of the treatment system, the discharge still was not able to consistently meet the selenium effluent limits. EME identified additional options for achieving the selenium limits, and, with PADEP's approval, has undertaken a pilot program utilizing biological treatment. EME prepared a draft of a consent order and agreement addressing the selenium issue and presented it to PADEP for consideration in connection with the renewal of the station's NPDES permit. PADEP has included civil penalties in consent agreements related to other facilities with selenium treatment issues, but the amount of civil penalties that may be assessed against EME cannot be estimated at this time.

Climate Change

For a discussion of the laws and regulations relating to climate change, see "Business of Southern California
Edison Company--Environmental Matters Affecting SCE--Climate Change."

On December 20, 2005, seven northeastern states entered into a Memorandum of Understanding to create a regional initiative to establish a cap and trade greenhouse gas program for electric generators, referred to as the Regional Greenhouse Gas Initiative, or RGGI. The model RGGI rule is scheduled to be announced within the next few months. The current proposal is to commence the program in 2009 by setting a cap (for the 2009 to 2015 period) on allowances based on carbon dioxide emissions from 2000 to 2004 and reducing emissions by
10% between 2015 and 2020. The Memorandum of Understanding provides that at least 25% of the state allowance allocations be set aside for public purposes, suggesting that from the commencement of the program, generators subject to the RGGI may receive allowances that are materially less than their carbon dioxide emissions. Illinois and Pennsylvania are not signatories to the RGGI, although Pennsylvania has participated as an observer of the process. If Pennsylvania were to join the RGGI, this could have a material impact on
EME's Homer City facility.

The ultimate outcome of the climate change debate could have a significant economic effect on EME. Any legal obligation that would require EME to reduce substantially its emissions of carbon dioxide would likely require extensive mitigation efforts and would raise considerable uncertainty about the future viability of fossil fuels, particularly coal, as an energy source for new and existing electric generating facilities.

Employees of EME

MEHC has no full-time employees. At December 31, 2005, EME and its subsidiaries employed 1,745 people, including:

o   approximately 752 employees at the Illinois Plants covered by a collective bargaining agreement governing wages, certain benefits and working conditions. This collective bargaining agreement expired on
    December 31, 2005. A new agreement was reached with the union representing the Illinois employees, with an expiration date of December 31, 2009. Midwest Generation also has a separate collective bargaining agreement governing retirement, health care, disability and insurance benefits that expires on June 15,
    2006; and

o   approximately 190 employees at the Homer City facilities covered by a collective bargaining agreement governing wages, benefits and working conditions. This collective bargaining agreement expires on
    December 31, 2006.

                                          BUSINESS OF EDISON CAPITAL

Edison Capital has investments worldwide in energy and infrastructure projects, including power generation, electric transmission and distribution, transportation, and telecommunications. Edison Capital also has investments in affordable housing projects located throughout the United States.

At the end of 2005, the employees of Edison Capital were transferred to EME and a services agreement was executed effective December 26, 2005 to provide for intercompany charges for services provided by EME to
Edison Capital. During December 2005, Edison Capital dividended a portion of its wind projects to its parent company, Edison Mission Group. The projects were then contributed to EME. During the first half of 2006,
Edison Capital is expected to dividend its remaining wind projects to Edison Mission Group, and the projects will subsequently be contributed to EME.

At the present time, no new investments are expected to be made by Edison Capital and the focus will be on managing the existing investment portfolio.

Energy and Infrastructure Investments of Edison Capital

Edison Capital's energy and infrastructure investments are in the form of domestic and cross-border leveraged leases, partnership interests in international infrastructure funds and operating companies in the United
States.

Leveraged Leases.  As of December 31, 2005, Edison Capital is the lessor with an investment balance of $2.5 billion in the following leveraged leases:

                                                                                     Investment
                                                                      Basic lease      Balance
 Transaction                      Asset               Location         Term Ends    (in millions)
 -----------                      -----               --------        -----------    ------------

 Domestic Leases
 MCV o Midland Cogeneration    1,370 MW gas-fired     Midland,           2015          $43
 Ventures, selling power to    cogeneration plant     Michigan
 Consumers Energy Company
 Vidalia o selling power to    192 MW hydro power     Vidalia,           2020          $91
 Entergy Louisiana,            plant                  Louisiana
 City of Vidalia
 Beaver Valley o selling       836 MW nuclear power   Shippingport,      2017          $127
 power to Ohio Edison          plant                  Pennsylvania
 Company, Centerior Energy
 Corporation
 American Airlines             3 Boeing 767 ER        Domestic and       2016          $58
                               aircraft               international
                                                      routes

 Cross-border Leases
 EPON o power generation       1,675 MW combined      Netherlands        2016          $440
 company                       cycle, gas-fired
                               power plant (3 of 5
                               units)
 EPZ o consortium of           580 MW                 Netherlands        2016          $94
 government electric           coal/gas-fired power
 distribution companies        plant
 ESKOM o government            4,110 MW coal-fired    South Africa       2018          $640
 integrated utility            power plant (3 of 6
                               units)
 ETSA o government             3,665 miles electric   South              2022          $302
 integrated utility            transmission system    Australia
 NV Nederlandse Spoorwegen o   40 electric            Netherlands        2011          $39
 national rail authority       locomotives
 Swisscom o government         Telecom conduit        Switzerland        2028          $657
 telecom utility

The rent paid by the lessee is expected to cover debt payments and provide a profit to Edison Capital. As lessor, Edison Capital also claims the tax benefits, such as depreciation of the asset or amortization of lease payments and interest deductions. All regulatory, operating, maintenance, insurance and decommissioning costs are the responsibility of the lessees. The lessees' performance is secured not only by the project assets, but also by other collateral that was valued as of December 31, 2005, in the aggregate at approximately $2.3 billion against $2.5 billion invested in leveraged leases. The lenders have a priority lien against the assets but the loans are otherwise non-recourse to Edison Capital. Edison Capital's leveraged lease investments depend upon the performance of the asset, the lessee's performance of its contract obligations, enforcement of remedies and sufficiency of the collateral in the event of default, and realization of tax benefits.

Infrastructure Funds.  Edison Capital holds a minority interest as a limited partner in three separate funds that invest in infrastructure assets in Latin America, Asia and countries in Europe with emerging economies.
Edison Capital is also a member of the investment committee of each fund. At year-end 2005, Edison Capital had an investment balance of $37 million in the Latin America fund, $23 million in the

Asia fund, and $43 million in the emerging Europe fund. Edison Capital also made additional direct investments alongside the Latin America fund in the amount of $25 million. As of December 31, 2005, Edison
Capital did not have any additional investment commitments to these funds. The fund managers look to exit the investments on favorable terms which provide a return to the limited partners from appreciation in the value of the investment. The ability to exit investments on favorable terms depends upon many factors, including the economic conditions in each region, the performance of the asset, and whether there is a public or private market for these interests. For some fund investments there may also be foreign currency exchange rate risk.

Wind Projects.  At year-end 2005, Edison Capital had a net investment of $101 million in a number of wind power projects located in Iowa and Minnesota capable of generating 196 MW of electricity. The wind projects sell power to the local utilities under long-term power purchase agreements with rates currently ranging from
4.8(cent)to 6(cent)per kWh but declining over time according to contract schedules. Edison Capital claimed production tax credits, depreciation, and interest deductions from these projects for tax purposes.

Affordable Housing Investments of Edison Capital

At December 31, 2005, Edison Capital had a net investment of $40 million in approximately 350 affordable housing projects with approximately 26,500 units rented to qualifying low-income tenants in 36 states. These investments are usually in the form of majority interests in limited partnerships or limited liability companies. With a few exceptions, the projects are managed by third parties. For 106 projects, Edison Capital has guaranteed a minimum return to the syndicated investor. Edison Capital continues to consolidate the investment funds subject to the guaranteed minimum return. Edison Capital retained a minority interest in, and continues to monitor all of the syndicated investments. Edison Capital is entitled to low-income housing tax credits, depreciation and interest deductions, and a small percentage of cash generated from the projects. Edison Capital's tax credits from these projects could be recaptured by the Internal Revenue
Service if, among other things, the project fails to comply with the requirements of the tax credit program, costs are excluded from the eligible basis used to compute the amount of tax credits, or the project changes ownership through foreclosure. In most cases, Edison Capital is indemnified by the project manager (or parties related to it) against some losses, but there is no assurance of collecting against such indemnities.
As of year-end 2005, Edison Capital had not experienced any significant recapture of tax credits from its affordable housing projects.

Business Environment of Edison Capital

Edison Capital's investments may be affected by the financial condition of other parties, the performance of assets, regulatory, economic conditions and other business and legal factors. Information regarding the business environment of Edison Capital appears in the MD&A under the heading "Edison Capital: Market Risk
Exposures--Credit and Performance Risk."

Under tax allocation arrangements among Edison International and its subsidiaries, Edison Capital receives cash for federal and state tax benefits from its investments that are utilized on Edison International's tax return. Information about Edison Capital's tax allocation payments and tax exposures is contained in the MD&A under the heading "Edison Capital:  Liquidity--Intercompany Tax-Allocation Payments" and "Other
Developments--Federal Income Taxes."

ITEM 1A.  RISK FACTORS

Risks Relating to Edison International

Edison International may be unable to meet its ongoing and future financial obligations and to pay dividends on its common stock if its subsidiaries are unable to pay upstream dividends or repay funds to Edison
International.

Edison International is a holding company and, as such, Edison International has no operations of its own.
Edison International's ability to meet its financial obligations and to pay dividends on its common stock at the current rate is primarily dependent on the earnings and cash flows of its subsidiaries and their ability to pay upstream dividends or to repay funds to Edison International. Prior to funding Edison International,
Edison International's subsidiaries have financial and regulatory obligations that must be satisfied, including among others, debt service and preferred stock dividends.

Edison International's cash flows and earnings could be adversely affected by tax developments relating to
Edison Capital's lease transactions.

Edison Capital entered into certain types of lease transactions which have been challenged by the Internal
Revenue Service.  If Edison International is not successful in its defense of the tax treatment of those transactions, the payment of taxes could have a significant impact on cash flows.  Also, the adoption of changes in accounting policies relating to the accounting for leases could cause a material effect on reported earnings by requiring Edison International to reverse earnings previously recognized as a current period adjustment and to report these earnings over the remaining life of the leases.  More information regarding the lease transactions is contained in the MD&A under the heading "Other Developments--Federal Income Taxes."

Edison International and its subsidiaries are subject to costs and other effects of legal proceedings as well as changes in or additions to applicable tax laws, rates or policies, rates of inflation, and accounting standards.

Edison International and its subsidiaries are subject to costs and other effects of legal and administrative proceedings, settlements, investigations and claims, as well as the effect of new, or changes in, tax laws, rates or policies, rates of inflation and accounting standards.

Risks Relating to SCE

SCE's financial viability depends upon its ability to recover its costs in a timely manner from its customers through regulated rates.

SCE is a regulated entity subject to CPUC jurisdiction in almost all aspects of its business, including the rates, terms and conditions of its services, procurement of electricity for its customers, issuance of securities, dispositions of utility assets and facilities and aspects of the siting and operations of its electricity distribution systems. SCE's ongoing financial viability depends on its ability to recover from its customers in a timely manner its costs, including the costs of electricity purchased for its customers, in its CPUC-approved rates and its ability to pass through to its customers in rates its FERC-authorized revenue requirements. SCE's financial viability also depends on its ability to recover in rates an adequate return on capital, including long-term debt and equity. If SCE is unable to recover any material amount of its costs in rates in a timely manner or recover an adequate return on capital, its financial condition and results of operations could be materially adversely affected.

SCE's revenues and earnings are substantially affected by regulatory proceedings known as general rate cases and cost of capital proceedings. General rate cases are expected to occur every three years. During those cases, the CPUC determines SCE's rate base (the value of assets on which SCE earns a rate of return for investors), depreciation rates, operation and maintenance costs, and administrative and general costs that
SCE may recover from its customers through its rates. Cost of capital proceedings are conducted annually.
During those cases, the CPUC authorizes SCE's capital structure and the return on common equity applicable to the rate base determined in the general rate case proceedings. More information about these proceedings is set forth in the MD&A under the heading "SCE: Regulatory Matters."

SCE's energy procurement activities are subject to regulatory and market risks that could adversely affect its financial condition, liquidity, and earnings.

SCE obtains energy, capacity, and ancillary services needed to serve its customers from its own generating plants and contracts with energy producers and sellers. California law and CPUC decisions allow SCE to recover in customer rates reasonable procurement costs incurred in compliance with an approved procurement plan. Nonetheless, SCE's cash flows remain subject to volatility resulting from its procurement activities.
In addition, SCE is subject to the risks of unfavorable or untimely CPUC decisions about the compliance of procurement activities with its procurement plan and the reasonableness of certain procurement-related costs.

Many of SCE's power purchase contracts are tied to market prices for natural gas. Some of its contracts also are subject to volatility in market prices for electricity. SCE seeks to hedge its market price exposure to the extent authorized by the CPUC. SCE may not be able to hedge its risk for commodities on favorable terms or fully recover the costs of hedges in rates, which could adversely affect SCE's liquidity and results of operation.

In its power purchase contracts and other procurement arrangements, SCE is exposed to risks from changes in the credit quality of its counterparties. If a counterparty were to default on its obligations, SCE could be exposed to potentially volatile spot markets for buying replacement power or selling excess power.

SCE relies on access to the capital markets. If SCE were unable to access capital markets or the cost of capital were to substantially increase, its liquidity and operations could be adversely affected.

SCE's ability to make scheduled payments of principal and interest, refinance debt, and fund its operations and planned capital expenditure projects depends on its cash flow and access to the capital markets. SCE's ability to arrange financing and the costs of such capital are dependent on numerous factors, including its levels of indebtedness, maintenance of acceptable credit ratings, its financial performance, liquidity and cash flow, and other market conditions. Market conditions which could adversely affect SCE's financing costs and availability include:

o       an economic downturn;
o       capital market conditions generally;
o       market prices for electricity or gas;
o       changes in interest rates and rates of inflation;
o       terrorist attacks or the threat of terrorist attacks on SCE's facilities or unrelated energy companies; and

o       the overall health of the utility industry.

SCE may not be successful in obtaining additional capital for these or other reasons. The failure to obtain additional capital from time to time may have a material adverse effect on SCE's liquidity and operations.

SCE is subject to numerous environmental laws and regulations with respect to operation of its facilities.
New laws and regulations could adversely affect SCE.

The operation of SCE's power generation, transmission, and distribution facilities is subject to numerous environmental laws and regulations. Those laws and regulations require SCE to expend substantial sums to mitigate or remove the effect of its operations on the environment and can impede the development of new facilities. Violations of environmental laws and regulations can result in fines, penalties and liability to third parties. In addition, new environmental laws, regulations and standards may be adopted that would impose substantial costs on SCE or impair its future operations. Environmental advocacy groups and regulatory agencies have been focusing considerable attention on carbon dioxide emissions and the effect of those emissions on global warming. The adoption of new laws and regulations to control carbon dioxide or other emissions could adversely affect the operation of SCE's generating plants and other facilities and result in additional costs that could adversely affect SCE's results of operations.

SCE is subject to extensive regulation and the risk of adverse regulatory decisions and changes in applicable regulations or legislation.

SCE operates in a highly regulated environment. SCE's business is subject to extensive federal, state and local energy, environmental and other laws and regulations. The CPUC regulates SCE's retail operations, and the FERC regulates SCE's wholesale operations. The United States Nuclear Regulatory Commission regulates
SCE's nuclear power plants. The construction, planning, and siting of SCE's power plants in California are also subject to the jurisdiction of the California Energy Commission and the CPUC. Additional regulatory authorities with jurisdiction over some of SCE's operations include the California Air Resources Board, the
California State Water Resources Control Board, the California Department of Toxic Substances Control, the
California Coastal Commission, the United States Environmental Protection Agency, the United States
Department of Energy, the Nuclear Regulatory Commission, and various local regulatory districts.

SCE must periodically apply for licenses and permits from these various regulatory authorities and abide by their respective orders. Should SCE be unsuccessful in obtaining necessary licenses or permits or should these regulatory authorities initiate any investigations or enforcement actions or impose penalties or disallowances on SCE, SCE's business could be adversely affected. Existing regulations may be revised or reinterpreted and new laws and regulations may be adopted or become applicable to SCE or SCE's facilities in a manner that may have a detrimental effect on SCE's business or result in significant additional costs because of SCE's need to comply with those requirements.

There are inherent risks associated with operating nuclear power generating facilities.

Spent fuel storage capacity could be insufficient to permit long-term operation of SCE's nuclear plants.

SCE operates and is majority owner of the San Onofre Nuclear Generating Station and is part owner of the Palo
Verde Nuclear Generating Station. The United States Department of Energy has defaulted on its obligation to begin accepting spent nuclear fuel from commercial nuclear industry participants by

January 31, 1998. If SCE or the operator of the Palo Verde plant were unable to arrange and maintain sufficient capacity for interim spent-fuel storage now or in the future, it could hinder operation of the plants and impair the value of SCE's ownership interests until storage could be obtained, each of which may have a material adverse effect on SCE.

Existing insurance and ratemaking arrangements may not protect SCE fully against losses from a nuclear incident.

Federal law limits public liability from a nuclear incident to $10.8 billion. SCE and other owners of the San
Onofre and Palo Verde nuclear generating stations have purchased the maximum private primary insurance available of $300 million per site. If the public liability limit is insufficient, federal regulations may impose further revenue-raising measures to pay claims, including a possible additional assessment on all licensed reactor operators. In the event of such an under-insured nuclear incident, a tension could exist between the federal government's attempt to impose revenue-raising measures upon SCE and the CPUC's willingness to allow SCE to pass this liability along to its customers, resulting in undercollection of SCE's costs.

SCE's financial condition and results of operations could be materially adversely affected if it is unable to successfully manage the risks inherent in operating its facilities.

SCE owns and operates extensive electricity facilities that are interconnected to the United States western electricity grid. The operation of SCE's facilities and the facilities of third parties on which it relies involves numerous risks, including:

o   operating limitations that may be imposed by environmental or other regulatory requirements;

o   imposition of operational performance standards by agencies with regulatory oversight of SCE's facilities;

o   environmental and personal injury liabilities caused by the operation of SCE's facilities;

o   interruptions in fuel supply;

o   blackouts;

o   employee work force factors, including strikes, work stoppages or labor disputes;

o   weather, storms, earthquakes, fires, floods or other natural disasters;

o   acts of terrorism; and

o   explosions, accidents, mechanical breakdowns and other events that affect demand, result in power outages, reduce generating output or cause damage to SCE's assets or operations or those of third parties on which it relies.

The occurrence of any of these events could result in lower revenues or increased expenses, or both, which may not be fully recovered through insurance, rates or other means in a timely manner or at all.

SCE's insurance coverage may not be sufficient under all circumstances and SCE may not be able to obtain sufficient insurance.

SCE's insurance may not be sufficient or effective under all circumstances and against all hazards or liabilities to which it may be subject. A loss for which SCE is not fully insured could materially and adversely affect SCE's financial condition and results of operations. Further, due to rising insurance costs and changes in the insurance markets, insurance coverage may not continue to be available at all or at rates or on terms similar to those presently available to SCE.

Risks Relating to MEHC

MEHC depends upon cash flows from EME to service its debt.

MEHC's principal asset is the common stock of EME. In July 2001, MEHC issued $800 million of 13.50% senior secured notes due 2008. The senior secured notes are secured by a first priority security interest in EME's common stock. Any foreclosure on the pledge of EME's common stock by the holders of the senior secured notes would result in a change in control of EME, which could have a material adverse effect on MEHC. Dividends from EME are limited based on its earnings and cash flow, the terms of restrictions contained in EME's corporate credit facility, business and tax considerations and restrictions imposed by applicable law. See
"MEHC:  Liquidity--Dividend Restrictions in Major Financings" in the MD&A.

EME has substantial interests in merchant energy power plants which are subject to market risks related to wholesale energy prices.

EME's merchant energy power plants do not have long-term power purchase agreements. Because the output of these power plants is not committed to be sold under long-term contracts, these projects are subject to market forces which determine the amount and price of energy, capacity and ancillary services sold from the power plants.

The factors that influence the market prices for energy, capacity and ancillary services include:

o   prevailing market prices for coal, natural gas and fuel oil, emission allowances and associated transportation costs;

o   the extent of additional supplies of capacity, energy and ancillary services from current competitors or new market entrants, including the development of new generation facilities or technologies that may be able to produce electricity at a lower cost than EME's generating facilities and/or increased access by competitors to EME's markets as a result of transmission upgrades;

o   transmission congestion in and to each market area and the resulting differences in prices between delivery points;

o   the market structure rules established for each market area and regulatory developments affecting the market areas, including any price limitations and other mechanisms adopted to address volatility or illiquidity in these markets or the physical stability of the system;

o   the cost and availability of emission credits or allowances;

o   the availability, reliability and operation of competing power generation facilities, including nuclear generating plants where applicable, and the extended operation of such facilities beyond their presently expected dates of decommissioning;

o   weather conditions prevailing in surrounding areas from time to time; and

o   changes in the demand for electricity or in patterns of electricity usage as a result of factors such as regional economic conditions and the implementation of conservation programs.

In addition, unlike most other commodities, electric power can only be stored on a very limited basis and generally must be produced concurrently with its use. As a result, the wholesale power markets are subject to significant and unpredictable price fluctuations over relatively short periods of time.

There is no assurance that EME's merchant energy power plants will be successful in selling power into their markets or that the prices received for their power will generate positive cash flows. If EME's merchant energy power plants do not meet these objectives, they may not be able to generate enough cash to service their own debt and lease obligations, which could have a material adverse effect on EME.

EME's financial results can be affected by changes in fuel prices, fuel transportation cost increases, and interruptions in fuel supply.

EME's business is subject to changes in fuel costs, which may negatively affect its financial results and financial position by increasing the cost of producing power. The fuel markets can be volatile, and actual fuel prices can differ from EME's expectations.

Although EME attempts to purchase fuel based on its known fuel requirements, it is still subject to the risks of supply interruptions, transportation cost increases, and fuel price volatility. In addition, fuel deliveries may not exactly match energy sales, due in part to the need to purchase fuel inventories in advance for reliability and dispatch requirements. The price at which EME can sell its energy may not rise or fall at the same rate as a corresponding rise or fall in fuel costs.

EME may not be able to hedge market risks effectively.

EME is exposed to market risks through its ownership and operation of merchant energy power plants and through its power marketing business. These market risks include, among others, volatility arising from the timing differences associated with buying fuel, converting fuel into energy and delivering energy to a buyer.
EME uses forward contracts and derivative financial instruments, such as futures contracts and options, to manage market risks and exposure to fluctuating electricity and fuel prices. These activities, although intended to mitigate EME's exposure, expose EME to other risks.

The effectiveness of EME's hedging activities may depend on the amount of working capital available to post as collateral in support of these transactions, either in support of performance guarantees or as a cash margin. The amount of credit support that must be provided typically is based on the difference between the price of the commodity in a given contract and the market price of the commodity. Significant movements in market prices can result in a requirement to provide cash collateral and letters of credit in very large amounts. Without adequate liquidity to meet margin and collateral requirements, EME could be exposed to the following:

o   a reduction in the number of counterparties willing to enter into bilateral contracts, which would result in increased reliance on short-term and spot markets instead of bilateral contracts, increasing
    EME's exposure to market volatility; and

o   a failure to meet a margining requirement, which could permit the counterparty to terminate the related bilateral contract early and demand immediate payment for the replacement value of the contract.

As a result of these and other factors, EME cannot predict with precision the effect that risk management decisions may have on its businesses, operating results or financial position.

EME is exposed to credit and performance risk from third parties under supply and transportation contracts.

EME relies on contracts for the supply and transportation of fuel and other services required for the operation of its generation facilities. EME's operations are exposed to the risk that counterparties will not perform their obligations. If a counterparty failed to perform under a contract, EME would need to obtain alternate suppliers for theist requirements of fuel or other services, which could result in higher costs or disruptions in its operations. Furthermore, EME is exposed to credit risk because damages related to a breach of contract may not be recoverable. Accordingly, the failure of a supplier to fulfill its contractual obligations could have a material adverse effect on EME's financial results.

EME is subject to extensive energy industry regulation.

EME's operations are subject to extensive regulation by governmental agencies. EME's projects are subject to federal laws and regulations that govern, among other things, transactions by and with purchasers of power, including utility companies, the development and construction of generation facilities, the ownership and operations of generation facilities, and access to transmission. Under limited circumstances where exclusive federal jurisdiction is not applicable or specific exemptions or waivers from state or federal laws or regulations are otherwise unavailable, federal and/or state utility regulatory commissions may have broad jurisdiction over non-utility owned electric power plants. Generation facilities are also subject to federal, state and local laws and regulations that govern, among other things, the geographical location, zoning, land use and operation of a project.

There is no assurance that the introduction of new laws or other future regulatory developments will not have a material adverse effect on EME's business, results of operations or financial condition, nor is there any assurance that EME or its subsidiaries will be able to obtain and comply with all necessary licenses, permits and approvals for its projects. If projects cannot comply with all applicable regulations, EME's business, results of operations and financial condition could be adversely affected.

EME is subject to extensive environmental regulation and permitting requirements that may involve significant and increasing costs.

EME's operations are subject to extensive environmental regulation. EME is required to obtain and comply with conditions established by licenses, permits and other approvals in order to construct, operate or modify its facilities. Failure to comply with these requirements could subject EME to civil or criminal liability, the imposition of liens or fines, or actions by regulatory agencies seeking to curtail EME's operations. EME may also be exposed to risks arising from past, current or future contamination at its former or existing facilities or with respect to off-site waste disposal sites that have been used in its operations.

EME devotes significant resources to environmental monitoring, pollution control equipment and emission allowances to comply with environmental regulatory requirements. EME believes that it is in substantial compliance with environmental regulatory requirements and that maintaining compliance with current requirements will not materially affect its financial position or results of operations. However, the current trend is toward more stringent standards, stricter regulation, and more expansive application of environmental regulations. Future environmental laws and regulations, and future enforcement proceedings that may be taken by environmental authorities, could affect the costs and the manner in which EME conducts its business and could cause it to make substantial additional capital expenditures. There is no assurance that
EME would be able to recover these increased costs from its customers or that its business, financial position and results of operations would not be materially adversely affected.

Environmental advocacy groups and regulatory agencies in the United States have been focusing considerable attention on carbon dioxide emissions from coal-fired power plants and their potential role in climate change. The adoption of laws and regulations to implement carbon dioxide controls could adversely affect
EME's coal-fired plants. Also, coal plant emissions of nitrogen oxides and sulfur dioxides, mercury and particulates are subject to increased controls and mitigation expenses. Additionally, certain of the states in which EME operates are contemplating air pollution control regulations that are more stringent than existing and proposed federal regulations. Changing environmental regulations could require
EME to purchase additional emission allowances or install additional pollution control technology, and could make some units uneconomical to maintain or operate. If EME cannot comply with all applicable regulations, it could be required to retire or suspend operations at its facilities, or restrict or modify operations of its facilities, and its business, results of operations and financial condition could be adversely affected.

Typically, environmental laws require a lengthy and complex process for obtaining licenses, permits and approvals prior to construction, operation or modification of a project or generating facility. Meeting all the necessary requirements can delay or sometimes prevent the completion of a proposed project as well as require extensive modifications to existing projects, which may involve significant capital expenditures. EME cannot provide assurance that it will be able to obtain and comply with all necessary licenses, permits and approvals for its plants.

The ability of EME's largest subsidiary, Midwest Generation, LLC, to make distributions is restricted.

Midwest Generation, which owns or leases the Illinois Plants, has entered into financing documents that contain restrictions on its ability to pay dividends. See "MEHC:  Liquidity--Liquidity and Capital Resources"
in the MD&A.

EME is the guarantor of the Powerton and Joliet leases and is obligated under intercompany notes to make debt service payments to Midwest Generation. Each intercompany note is a general corporate obligation of EME and payments on it are made from distributions from subsidiaries and other sources of cash received by EME.
Accordingly, EME must continue to make payments under the intercompany notes regardless of whether or not
Midwest Generation makes distributions to EME. If EME were not able to satisfy its obligations under the intercompany notes, it would result in a default under the financing documents of EME and Midwest Generation.
This could have a material adverse effect on the results of operations and cash flow of EME.

EME and its subsidiaries have a substantial amount of indebtedness, including long-term lease obligations.

As of December 31, 2005, consolidated debt of EME was $3.4 billion. In addition, EME's subsidiaries have
$4.6 billion of long-term power plant lease obligations that are due over a period ranging up to 29 years. The substantial amount of consolidated debt and financial obligations presents the risk that EME and its subsidiaries might not have sufficient cash to service their indebtedness or long-term lease obligations and that the existing corporate debt, project debt and lease obligations could limit the ability of EME and its subsidiaries to grow their business, to compete effectively or to operate successfully under adverse economic conditions. If EME's or a subsidiary's cash flows and capital resources were insufficient to allow it to make scheduled payments on its debt, EME or its subsidiaries might have to reduce or delay capital expenditures, sell assets, seek additional capital, or restructure or refinance the debt. The terms of EME's or its subsidiaries' debt may not allow these alternative measures, the debt or equity may not be available on acceptable terms, and these alternative measures may not satisfy all scheduled debt service obligations.

Competition could adversely affect EME's business.

The independent power industry is characterized by numerous capable competitors, some of whom may have more extensive operating experience in the acquisition and development of power projects, larger staffs, and greater financial resources than EME does. Further, in recent years some power markets have been characterized by strong and increasing competition as a result of regulatory changes and other factors which can contribute to a reduction in market prices for power from time to time. These regulatory and other changes may increase competitive pressures in the markets in which EME operates.

Newer plants owned by EME's competitors are often more efficient than EME's facilities. This may put some of
EME's facilities at a competitive disadvantage to the extent that its competitors are able to produce more power from each increment of fuel than EME's facilities are capable of producing.

Several participants in the wholesale markets, including many regulated utilities, have a lower cost of capital than most merchant generators and often are able to recover fixed costs through rate base mechanisms, allowing them to build, buy and upgrade generation assets without relying exclusively on market clearing prices to recover their investments. This could affect EME's ability to compete effectively in the markets in which those entities operate.

Restrictions in EME's certificate of incorporation, its credit facilities and the MEHC financing documents limit the ability of EME and its subsidiaries to enter into specified transactions that they otherwise may enter into and may significantly impede their ability to refinance their debt.

The financing documents entered into by MEHC contain financial and investment covenants restricting EME and its subsidiaries. EME's certificate of incorporation binds it to the provisions in MEHC's financing documents by restricting EME's ability to enter into specified transactions and engage in specified business activities without shareholder approval. The instruments governing EME's indebtedness also contain financial and investment covenants. Restrictions contained in these documents could affect, and in some cases significantly limit or prohibit, EME and its subsidiaries' ability to, among other things, incur, refinance, and prepay debt, make capital expenditures, pay dividends and make other distributions, make investments, create liens, sell assets, enter into sale and leaseback transactions, issue equity interests, enter into transactions with affiliates, create restrictions on the ability to pay dividends or make other distributions and engage in mergers and consolidations. These restrictions may significantly impede the ability of EME and its subsidiaries to take advantage of business opportunities as they arise, to grow their business and compete effectively, or to develop and implement any refinancing plans in respect of their indebtedness. See "--EME and its subsidiaries have a substantial amount of indebtedness, including long-term lease obligations," for further discussion.

In addition, in connection with the entry into new financings or amendments to existing financing arrangements, EME's and its subsidiaries' financial and operational flexibility may be further reduced as a result of more restrictive covenants, requirements for security and other terms that are often imposed on sub-investment grade entities.

EME's projects may be affected by general operating risks and hazards customary in the power generation industry. EME may not have adequate insurance to cover all these hazards.

The operation of power generation facilities involves many operating risks, including:

o   performance below expected levels of output or efficiency;

o   interruptions in fuel supply;

o   disruptions in the transmission of electricity;

o   curtailment of operations due to transmission constraints;

o   breakdown or failure of equipment or processes;

o   imposition of new regulatory, permitting, or environmental requirements, or violations of existing requirements;

o   employee work force factors, including strikes, work stoppages or labor disputes;

o   operator error; and

o   catastrophic events such as terrorist activities, fires, tornadoes, earthquakes, explosions, floods or other similar occurrences affecting power generation facilities or the transmission and distribution infrastructure over which power is transported.

These and other hazards can cause significant personal injury or loss of life, severe damage to and destruction of property, plant and equipment, contamination of or damage to the environment, and suspension of operations. The occurrence of one or more of the events listed above could decrease or eliminate revenues generated by EME's projects or significantly increase the costs of operating them, and could also result in
EME's being named as a defendant in lawsuits asserting claims for substantial damages, potentially including environmental cleanup costs, personal injury, property damage, fines and penalties. Equipment and plant warranties and insurance may not be sufficient or effective under all circumstances to cover lost revenues or increased expenses. A decrease or elimination in revenues generated by the facilities or an increase in the costs of operating them could decrease or eliminate funds available to meet EME's obligations as they become due and could have a material adverse effect on EME. A default under a financing obligation of a project entity could result in a loss of EME's interest in the project.

EME's future acquisitions and development projects may not be successful.

EME's long-term strategy includes the development and acquisition of electric power generation facilities.
The development of a power project may require EME to expend significant amounts for preliminary engineering, permitting, legal and other expenses before EME can determine whether it will win a competitive bid, or whether a project is feasible, economically attractive or financeable. EME may not be successful in obtaining financing for its projects and may not be able to obtain sufficient equity capital, project cash flow, or additional borrowings to enable it to fund equity commitments for future projects.

In addition to the competition already existing in the markets in which EME presently operates or may consider operating in the future, EME is likely to encounter significant competition for acquisition opportunities that may become available as a result of the consolidation of the power industry, in general, as well as the passage of the EPAct 2005. EME may be unable to identify attractive acquisition or development opportunities and/or to complete and integrate them on a successful and timely basis.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

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

ITEM 3.  LEGAL PROCEEDINGS

Navajo Nation Litigation

Information about the SCE Navajo Nation litigation appears in the MD&A under the heading "SCE:  Other
Developments--Navajo Nation Litigation."

Department of the Army, Los Angeles District, Corps of Engineers/Notice of Violation of Clean Water Act

In December 2004, the United States Army Corps of Engineers (Corps) sent SCE a Notice of Violation (Notice), alleging that SCE or its contractors had discharged fill material into wetlands adjacent to the Santa Ana
River (River), in the City of Huntington Beach, CA (City). Under Sections 301 and 404 of the Clean Water Act,
the discharge of fill material into waters of the United States is unlawful unless first permitted by the
Corps pursuant to Section 404 of the Clean Water Act.

The Notice provided a general description of the area in question but did not specify the location of the violation. Following discussions and correspondence with the Corps, it was determined that the Corps was concerned about the actions of a licensee of SCE on an SCE-owned transmission right-of-way corridor located adjacent to the River. SCE's licensee, or its predecessor-in-interest, had obtained from the City a
Conditional Use Permit (CUP) to locate landscape nursery operations within the right-of-way corridor. The CUP required the licensee to perform certain drainage and grading improvements to the property before locating nursery operations on site. During the course of the grading work, the licensee brought additional soil onto
SCE's property for use as fill material.

Potential penalties for violation of Section 404 of the Clean Water Act include a maximum criminal fine of
$50,000 per day and imprisonment for up to three years, and a maximum civil penalty of $25,000 per day of violation. To date, however, the Corps has not proposed to impose any specific fine or penalty on SCE with respect to the subject matter of the Notice.

In the process of investigating the matter, the Corps requested that SCE perform a wetlands delineation study of the property to determine whether the property in question qualifies as a wetland area subject to Corps jurisdiction. SCE has hired a consulting group to perform the wetlands delineation study, which indicates that there are no federally regulated wetlands or waters of the United States associated with the study area.
SCE delivered the study to the Corps in January 2006. The Corps is in the process of evaluating the wetlands delineation study.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders of Edison International during the fourth quarter of 2005.

                                                ---------------------

Pursuant to Form 10-K's General Instruction G(3), the following information is included as an additional item in Part I:

Executive Officers of the Registrant

----------------------------------------------------------------------------------------------
                                    Edison International
----------------------------------------------------------------------------------------------
                                  Age at
Executive Officer(1)         December 31, 2005                 Company Position
--------------------------- -------------------- ---------------------------------------------

John E. Bryson                      62           Chairman of the Board, President and Chief
                                                 Executive Officer
--------------------------- -------------------- ---------------------------------------------

Thomas R. McDaniel                  56           Executive Vice President, Chief Financial
                                                 Officer and Treasurer
--------------------------- -------------------- ---------------------------------------------

J. A. Bouknight, Jr.                61           Executive Vice President and General Counsel
--------------------------- -------------------- ---------------------------------------------

Linda G. Sullivan                   42           Vice President and Controller
--------------------------- -------------------- ---------------------------------------------

__________________
(1) The term "Executive Officers" is defined by Rule 3b-7 of the General Rules and Regulations under the
    Exchange Act. Pursuant to this rule, the Executive Officers of Edison International include certain elected officers of Edison International and its subsidiaries, all of whom may be deemed significant policy makers of Edison International. None of Edison International's Executive Officers is related to any other by blood or marriage.

As set forth in Article IV of Edison International's Bylaws, the elected officers of Edison International are chosen annually by and serve at the pleasure of Edison International's Board of Directors and hold their respective offices until their resignation, removal, other disqualification from service, or until their respective successors are elected. All of the officers of Edison International have been actively engaged in the business of Edison International, SCE, and/or the Nonutility Companies for more than five years, except for Mr. Bouknight. Those officers who have not held their present position with Edison International for the past five years or who have had other or additional principal positions in the past five years had the following business experience during that period:

----------------------------------------------------------------------------------------------------
                                  Edison International
----------------------- --------------------------------------------- ------------------------------
Executive Officers                    Company Position                       Effective Dates
----------------------- --------------------------------------------- ------------------------------
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
                        Chairman of the Board, EME                    January 2000 to December 2002
----------------------- --------------------------------------------- ------------------------------
Thomas R. McDaniel      Executive Vice President, Chief Financial     January 2005 to present
                        Officer and Treasurer, Edison International
                        Chairman of the Board, President and Chief    January 2003 to December 2004
                        Executive Officer, EME
                        President and Chief Executive Officer, EME    August 2002 to December 2002
                        Chief Executive Officer, Edison Capital       August 2002 to December 2004
                        President and Chief Executive Officer,        September 1987 to July 2002
                        Edison Capital
----------------------- --------------------------------------------- ------------------------------
J. A. Bouknight, Jr.    Executive Vice President and General Counsel  July 2005 to present
                        Partner, Steptoe & Johnson LLP((1))           December 1994 to July 2005
----------------------- --------------------------------------------- ------------------------------
Linda G. Sullivan       Vice President and Controller, Edison         June 2005 to present
                        International and SCE
                        Assistant Controller, Edison International    May 2002 to May 2005
                        Assistant Controller, SCE                     March 2005 to May 2005
                        Manager, Controllers Department, Edison       September 1999 to April 2002
                        International
                        Controller, Edison Select((2))
                                                                      September 1999 to August 2001
----------------------- --------------------------------------------- ------------------------------

__________________
(1) Steptoe & Johnson LLP is an international law firm and is not a parent, subsidiary or affiliate of
    Edison International. Mr. Bouknight served as a Partner and former Chair of the firm and headed the firm's electric power practice.

(2) Edison Select was a nonutility subsidiary of Edison International that was engaged in the business of offering retail products and services. Edison Select was sold in August 2001.

------------------------------------------------------------------------------------------------
                              Southern California Edison Company
------------------------------------------------------------------------------------------------
                               Age at
Executive Officer         December 31, 2005                   Company Position
------------------------ -------------------- --------------------------------------------------
John E. Bryson(1)                62           Chairman of the Board
------------------------ -------------------- --------------------------------------------------
Alan J. Fohrer                   55           Chief Executive Officer and Director
------------------------ -------------------- --------------------------------------------------
John R. Fielder                  60           President
------------------------ -------------------- --------------------------------------------------

__________________
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

----------------------------------------------------------------------------------------------
                             Southern California Edison Company
----------------------------------------------------------------------------------------------
Executive Officer               Company Position                     Effective Dates
-------------------- --------------------------------------- ---------------------------------

Alan J. Fohrer       Chief Executive Officer and Director,   January 2003 to present
                     SCE
                     Chairman of the Board and Chief         January 2002 to December 2002
                     Executive Officer, SCE
                     President and Chief Executive Officer,  January 2000 to December 2001
                     EME
-------------------- --------------------------------------- ---------------------------------
John R. Fielder      President, SCE                          October 2005 to present
                     Senior Vice President, Regulatory       February 1998 to October 2005
                     Policy and Affairs, SCE
-------------------- --------------------------------------- ---------------------------------

-----------------------------------------------------------------------------------------------
                                   The Nonutility Companies
------------------------- -------------------- ------------------------------------------------
                                Age at
Executive Officer          December 31, 2005                  Company Position
------------------------- -------------------- ------------------------------------------------
John E. Bryson((1))               62           Chairman of the Board, Edison Capital
------------------------- -------------------- ------------------------------------------------
Theodore F. Craver, Jr.           54           Chairman of the Board, President and Chief
                                               Executive Officer, EME
                                               President, Chief Executive Officer and
                                               Director, Edison Capital
------------------------- -------------------- ------------------------------------------------

__________________
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

-----------------------------------------------------------------------------------------------
                                   The Nonutility Companies
------------------------ ------------------------------------- --------------------------------
Executive Officer                  Company Position                    Effective Dates
------------------------ ------------------------------------- --------------------------------
Theodore F. Craver, Jr.  Chairman of the Board, President      January 2005 to present
                         and Chief Executive Officer, EME

                         President, Chief Executive Officer    June 2005 to present
                         and Director, Edison Capital

                         Chief Executive Officer and           January 2005 to June 2005
                         Director, Edison Capital

                         Executive Vice President, Chief       January 2002 to December 2004
                         Financial Officer and Treasurer,
                         Edison International

                         Senior Vice President, Chief          January 2000 to December 2001
                         Financial Officer and Treasurer,
                         Edison International

                         Chairman of the Board and Chief       September 1999 to August 2001
                         Executive Officer, Edison
                         Enterprises(1)
------------------------ ------------------------------------- --------------------------------

_________________
(1) Edison Enterprises is a nonutility subsidiary of Edison International, originally organized to own the stock and coordinate the activities of Edison International's former retail products and services business.

                                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
         SECURITIES

Edison International Common Stock is traded on the New York Stock Exchange under the symbol "EIX."

Market information responding to Item 5 is included in Edison International's Annual Report under the heading
"Quarterly Financial Data (Unaudited)" on page 148 and is incorporated herein by this reference. There are restrictions on the ability of Edison International's subsidiaries to transfer funds to Edison International that currently materially limit the ability of Edison International to pay cash dividends. Such restrictions are discussed in the MD&A under the heading "Edison International (Parent):  Liquidity" and Note 3 of Notes
to Financial Statements. The number of common stock shareholders of record of Edison International was 57,620 on December 31, 2005. Additional information concerning the market for Edison International's Common Stock is set forth on the cover page hereof.

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

                                                                (c) Total         (d) Maximum
                                                            Number of Shares       Number (or
                                                               (or Units)         Approximate
                                                                Purchased        Dollar Value)
                                                               as Part of          of Shares
                            (a) Total                           Publicly        (or Units) that
                        Number of Shares     (b) Average        Announced             May
                           (or Units)      Price Paid per       Plans or        Yet Be Purchased
        Period            Purchased(1)        Share (or         Programs        Under the Plans
                                              Unit)(1)                            or Programs
----------------------- ------------------ ---------------- ------------------ -------------------

October 1, 2005 to             845,934       $ 43.99              --                  --
October 31, 2005

November 1, 2005 to            471,367       $ 43.50              --                  --
November 30, 2005

December 1, 2005 to          1,760,933       $ 44.75              --                  --
December 31, 2005
----------------------- ------------------ ---------------- ------------------ -------------------

Total                        3,078,234       $ 44.35              --                  --
----------------------- ------------------ ---------------- ------------------ -------------------

___________________
((1))   The shares were purchased by agents acting on Edison International's behalf for delivery to plan participants to fulfill requirements in connection with Edison International's: (i) 401(k) Savings Plan;
    (ii) Dividend Reinvestment and Direct Stock Purchase Plan; and (iii) long-term incentive compensation plans. The shares were purchased in open-market transactions pursuant to plan terms or participant elections. Edison International did not control the quantity of shares purchased, the timing of the purchases or the price of the shares purchased in these transactions. None of the shares purchased were retired as a result of the transactions.

ITEM 6.  SELECTED FINANCIAL DATA

Information responding to Item 6 is included in the Annual Report under "Selected Financial and Operating
Data:  2001-2005" on page 149, and is incorporated herein by this reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information responding to Item 7 is included in the Annual Report on pages 1 through 82 and is incorporated herein by this reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information responding to Item 7A is included in the MD&A under the headings "SCE:  Market Risk Exposures" on pages 19 through 21; "MEHC:  Market Risk Exposures" on pages 30 through 42; and "Edison Capital:
Market Risk Exposures" on pages 43 through 44.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Certain information responding to Item 8 is set forth after Item 15 in Part III. Other information responding to Item 8 is included in the Annual Report on pages 86 through 148 and is incorporated herein by this reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Edison International's management, under the supervision and with the participation of the company's Chief
Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Edison International's disclosure controls and procedures (as that term is defined in Rule 13a-15(e) or 15d-15(e) under the Exchange
Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive
Officer and Chief Financial Officer have concluded that, as of the end of the period, Edison International's disclosure controls and procedures are effective.

Management's Report on Internal Control Over Financial Reporting

Edison International's management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Rule 13a-15(f) under the Exchange Act) for Edison
International. Under the supervision and with the participation of its Chief Executive Officer and Chief
Financial Officer, Edison International's management conducted an evaluation of the effectiveness of Edison
International's internal control over financial reporting based on the framework set forth in Internal
Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO). Based on its evaluation under the COSO framework, Edison International's management concluded that
Edison International's internal control over financial reporting was effective as of December 31, 2005.
Management's assessment of the effectiveness of

Edison International's internal control over financial reporting as of December 31, 2005 has been audited by
PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report on the financial statements in Edison International's 2005 Annual Report to Shareholders, which is incorporated herein by this reference.

Changes in Internal Controls

There were no changes in Edison International's internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31,
2005 that have materially affected, or are reasonably likely to materially affect, Edison International's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

                                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning executive officers of Edison International is set forth in Part I in accordance with
General Instruction G(3), pursuant to Instruction 3 to Item 401(b) of Regulation S-K. Other information responding to Item 10 will appear in Edison International's definitive Proxy Statement (Proxy Statement) to be filed with the SEC in connection with Edison International's Annual Shareholders' Meeting to be held on
April 27, 2006, under the headings "Election of Directors, Nominees for Election," "Board Committees and
Subcommittees," and "Ethics and Compliance Code," and is incorporated herein by this reference.

ITEM 11.  EXECUTIVE COMPENSATION

Information responding to Item 11 will appear in the Proxy Statement under the headings "Director
Compensation," "Executive Compensation--Summary Compensation Table, Option/SAR Grants in 2005, Aggregated
Option/SAR Exercises in 2005 and FY-End Option/SAR Values, Long-Term Incentive Plan Awards in Last Fiscal
Year, Pension Plan Table, Other Retirement Benefits, and Employment Contracts and Termination of Employment
Arrangements," and "Compensation and Executive Personnel Committees' Interlocks and Insider Participation,"
and is incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information responding to Item 12 will appear in the Proxy Statement under the headings "Stock Ownership of
Directors, Director Nominee, and Executive Officers" and "Stock Ownership of Certain Shareholders," and is
incorporated herein by this reference.

Equity Compensation Plans

The following table provides information as of December 31, 2005, for compensation plans under which equity securities may be issued:

                                                                        Number of securities
                           Number of              Weighted-average      remaining for future
                           securities to be       exercise price        issuance under
                           issued upon            of outstanding        equity compensation
                           exercise of            options,              plans (excluding
    Plan Category          outstanding            warrants and          securities reflected
                           options, warrants      rights                in column (a))
                           and rights
                                   (a)                   (b)                     (c)
-----------------------    --------------------   ------------------    ----------------------

Equity Compensation            13,657,036              $23.50             6,671,816 (1)(2)
Plans approved by
security holders

Equity Compensation             1,677,075              $18.86                 6,134,875
Plans not approved by
security holders(3)
----------------------------------------------------------------------------------------------

Total                          15,334,111              $22.99                12,806,691
----------------------------------------------------------------------------------------------

________________
(1) This amount is the aggregate number of shares available to be issued under the Equity Compensation Plan as of December 31, 2005. Each year, the number of shares available to be issued is increased by an amount equal to 1% of the total issued and outstanding shares of Edison International Common Stock as of
    December 31 of the prior year. To the extent shares are not needed in any year, the excess authorized shares will carry over to subsequent years until the plan termination date, December 31, 2007.

(2) The amount shown includes 279,979 shares available for issuance with respect to performance share awards in 2004 and 2005 and 60,535 shares available for issuance with respect to deferred stock units awarded from 1998 through 2005.

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

    The administrator establishes the terms and conditions of the option awards including vesting, option term, transferability, payment deferral, employment termination provisions and adjustment provisions relative to stock splits, reorganizations and other corporate transactions. The terms of the stock options granted in 2005 will appear in the Proxy Statement under the heading "Executive Compensation:
    Option/SAR Grants in 2005," and are incorporated herein by this reference. See Note 6 of Notes to
    Financial Statements for additional information concerning the 2000 Equity Plan.

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

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)  Financial Statements
The following items contained in the Annual Report are found on pages 1 through 147, and are incorporated herein by this reference.

        Management's Discussion and Analysis of Financial Condition and Results of Operations
        Management's Responsibility for Financial Reporting
        Management's Report on Internal Control Over Financial Reporting
        Report of Independent Registered Public Accounting Firm
        Consolidated Statements of Income - Years Ended December 31, 2005, 2004 and 2003
        Consolidated Statements of Comprehensive Income - Years Ended December 31, 2005,
           2004 and 2003
        Consolidated Balance Sheets - December 31, 2005 and 2004
        Consolidated Statements of Cash Flows - Years Ended December 31, 2005, 2004 and 2003
        Consolidated Statements of Changes in Common Shareholders' Equity - Years Ended December 31, 2005,
           2004 and 2003
        Notes to Consolidated Financial Statements

(a)(2)  Report of Independent Registered Public Accounting Firm and Schedules Supplementing Financial
        Statements

The following documents may be found in this report at the indicated page numbers:
                                                                                      Page
        Report of Independent Registered Public Accounting Firm
           on Financial Statement Schedules                                            55
        Schedule I - Condensed Financial Information of Parent                         56
        Schedule II - Valuation and Qualifying Accounts for the
           Year Ended December 31, 2005                                                59
           Year Ended December 31, 2004                                                60
           Year Ended December 31, 2003                                                61

Schedules III through V, inclusive, are omitted as not required or not applicable.

(a)(3)  Exhibits

See "Exhibit Index" beginning on page 63 of this report.

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

To the Board of Directors and
Shareholders of Edison International

Our audits of the consolidated financial statements referred to in our report dated March 6, 2006, appearing in the 2005 Annual Report to Shareholders of Edison International (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLC
Los Angeles, California
March 6, 2006

                            SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT

                                           CONDENSED BALANCE SHEETS

                                                                        December 31,
------------------------------------------------------------------------------------------------------

In millions                                                          2005             2004
------------------------------------------------------------------------------------------------------

Assets:
   Cash and equivalents                                          $    53                $    106
   Other current assets                                            1,725                   1,300
------------------------------------------------------------------------------------------------------
     Total current assets                                          1,778                   1,406

   Investments in subsidiaries                                     7,732                   6,893
   Other                                                              16                       2
------------------------------------------------------------------------------------------------------
     Total assets                                                 $9,526                $  8,301
======================================================================================================

Liabilities and Shareholders' Equity:
   Accounts payable                                              $     6                $      7
   Other current liabilities                                       1,743                   1,367
------------------------------------------------------------------------------------------------------
     Total current liabilities                                     1,749                   1,374

   Long-term debt                                                    885                     812
   Other deferred credits                                             61                      67
   Common shareholders' equity                                     6,831                   6,048
------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity                  $ 9,526                $  8,301
======================================================================================================

                                             Edison International

                            SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT

                                        CONDENSED STATEMENTS OF INCOME
                             For the Years Ended December 31, 2005, 2004 and 2003

In millions, except per-share amounts                    2005            2004            2003
---------------------------------------------------------------------------------------------------------------

Operating revenue and other income                      $    57         $    60         $    64
Operating expenses and interest expense                      89             125             156
---------------------------------------------------------------------------------------------------------------

Loss before equity in earnings of subsidiaries              (32)            (65)            (92)

Equity in earnings of subsidiaries                        1,169             981             913
---------------------------------------------------------------------------------------------------------------

Net income                                             $  1,137         $   916         $   821
---------------------------------------------------------------------------------------------------------------

Weighted-average shares of common stock outstanding     325,811         325,811           325,811
Basic earnings per share                               $   3.47         $  2.81         $    2.52
Diluted earnings per share                             $   3.43         $  2.77         $    2.50

                                             Edison International

                            SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT

                                      CONDENSED STATEMENTS OF CASH FLOWS
                             For the Years Ended December 31, 2005, 2004 and 2003

In millions                                             2005            2004           2003
---------------------------------------------------------------------------------------------------

Cash Flows From Operating Activities                  $  (10)        $   (57)        $(229)
---------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities                     (43)           (925)        1,058
---------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities                      --               1             6
---------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and equivalents          (53)           (981)          835
Cash and equivalents at beginning of year                106           1,087           252
---------------------------------------------------------------------------------------------------

Cash and equivalents at the end of year               $   53         $   106         $1,087
---------------------------------------------------------------------------------------------------

Cash dividends received from
   Consolidated Subsidiaries                          $  214         $   825         $1,192

                                             Edison International

                                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                     For the Year Ended December 31, 2005

                                                      Additions
                              Balance at      Charged to    Charged to               Balance at
                             Beginning of      Costs and       Other                   End of
          Description           Period         Expenses      Accounts    Deductions    Period
----------------------------------------------------------------------------------------------------
In millions

Uncollectible accounts
   Customers                    $ 24.1          $  8.5          $--        $10.5        $22.1
   All other                       9.4             8.6           --          4.7         13.3
----------------------------------------------------------------------------------------------------

Total                           $ 33.5          $ 17.1          $--        $15.2(a)     $35.4
====================================================================================================
____________________
(a) Accounts written off, net.

                                             Edison International

                                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                     For the Year Ended December 31, 2004

                                                      Additions
                                              ------------------------
                              Balance at      Charged to    Charged to               Balance at
                             Beginning of      Costs and       Other                   End of
          Description          Period(1)       Expenses      Accounts    Deductions    Period
----------------------------------------------------------------------------------------------------

In millions

Uncollectible accounts
   Customers                   $  23.8         $   16.7       $  --       $   16.4     $  24.1
   All other                       9.9              3.5          --            4.0         9.4
----------------------------------------------------------------------------------------------------

Total                          $  33.7         $   20.2       $  --       $   20.4(a)  $  33.5
====================================================================================================
(1) Excludes allowance for doubtful account of discontinued operations of $6.5 million.

______________
(a) Accounts written off, net.

                                             Edison International

                                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                     For the Year Ended December 31, 2003

                                                      Additions
                                              ------------------------
                              Balance at      Charged to    Charged to               Balance at
                             Beginning of      Costs and       Other                   End of
          Description          Period(1)       Expenses      Accounts    Deductions    Period
--------------------------------------------------------------------------------------------------
In millions

Uncollectible accounts
   Customers                   $  39.0         $   19.4       $  --       $   34.6     $  23.8
   All other                       8.2              5.8          --            4.1         9.9
--------------------------------------------------------------------------------------------------

Total                          $  47.2         $   25.2       $  --       $   38.7(a)  $  33.7
==================================================================================================
______________
(1)Excludes allowance for doubtful account of discontinued operations of $4.2 million.

(a) Accounts written off, net.

                                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   EDISON INTERNATIONAL

                                                   By:

                                                   /s/ Linda G. Sullivan
                                                   -----------------------------------------
                                                   Linda G. Sullivan
                                                   Vice President and Controller

                                                   Date:  March 7, 2006

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
    John E. Bryson*                            Chief Executive Officer and Director

Principal Financial Officer:                Executive Vice President, Chief
    Thomas R. McDaniel*                        Financial Officer and Treasurer

Controller or Principal Accounting Officer: Vice President and Controller
    Linda G. Sullivan

Board of Directors:

    France A. Cordova*                      Director
    Bradford M. Freeman*                    Director
    Bruce Karatz*                           Director
    Luis Nogales*                           Director
    Ronald L. Olson*                        Director
    James M. Rosser*                        Director
    Richard T. Schlosberg, III*             Director
    Robert H. Smith*                        Director
    Thomas C. Sutton*                       Director

    *By:

    /s/ Linda G. Sullivan
    -------------------------------------------------
    Linda G. Sullivan
    Vice President and Controller

Date:  March 7, 2006

                                                 EXHIBIT INDEX

Exhibit
Number                                    Description

Edison International
3.1        Restated Articles of Incorporation of Edison International, effective May 9, 1996 (File
           No. 1-9936, filed as Exhibit 3.1 to Edison International's Form 10-K for the year ended December
           31, 1998)*
3.2        Certificate of Determination of Series A Junior Participating Cumulative Preferred Stock of Edison
           International dated November 21, 1996 (File No. 1-9936, filed as Edison International's Form 8-A dated November 21, 1996)*
3.3        Amended Bylaws of Edison International, as Adopted by the Board of Directors effective October 20,
           2005 (File No. 1-9936, filed as Exhibit 3.1 to Edison International's Form 8-K dated October 20,
           2005 and filed October 26, 2005)*

Edison International
4.1        Senior Indenture, dated September 28, 1999 (File No. 1-9936, filed as Exhibit 4.1 to Edison
           International's Form 10-Q for the quarter ended September 30, 1999)*
4.2        Rights Agreement, dated November 21, 1996 (Form 8-A dated November 21, 1996)*
4.3        Amendment to Rights Agreement, dated September 16, 1999 (File No. 1-9936, Edison International's
           Form 10-Q for the quarter ended September 30, 1999)*
4.4        Agreement and Appointment of Successor Rights Agent, dated August 1, 2002 (File No. 1-9936, Edison
           International's Form 10-K for the year ended December 31, 2003)*
4.5        Amendment to Rights Agreement, dated February 26, 2003 (File No. 1-9936, Edison International's
           Form 8-K dated March 1, 2003)*

Southern California Edison Company
4.6        Southern California Edison Company First Mortgage Bond Trust Indenture, dated as of October 1,
           1923 (Registration No. 2-1369)*
4.7        Supplemental Indenture, dated as of March 1, 1927 (Registration No. 2-1369)*
4.8        Third Supplemental Indenture, dated as of June 24, 1935 (Registration No. 2-1602)*
4.9        Fourth Supplemental Indenture, dated as of September 1, 1935 (Registration No. 2-4522)*
4.10       Fifth Supplemental Indenture, dated as of August 15, 1939 (Registration No. 2-4522)*
4.11       Sixth Supplemental Indenture, dated as of September 1, 1940 (Registration No. 2-4522)*
4.12       Eighth Supplemental Indenture, dated as of August 15, 1948 (Registration No. 2-7610)*
4.13       Twenty-Fourth Supplemental Indenture, dated as of February 15, 1964 (Registration No. 2-22056)*
4.14       Eighty-Eighth Supplemental Indenture, dated as of July 15, 1992 (File No. 1-2313, Form 8-K dated
           July 22, 1992)*
4.15       Indenture, dated as of January 15, 1993 (File No. 1-2313, Form 8-K dated January 28, 1993)*

Mission Energy Holding Company
4.16       Indenture, dated as of July 2, 2001, by and between Mission Energy Holding Company and Wilmington
           Trust Company with respect to $900 million aggregate principal amount of 13.50% Senior Secured
           Notes due 2008 (File No. 333-68632, filed as Exhibit 4.1 to Mission Energy Holding Company's
           Registration Statement on Form S-4 to the SEC on August 29, 2001)*
4.17       Registration Rights Agreement, dated as of July 2, 2001, by and between Mission Energy Holding
           Company and Goldman, Sachs & Co. (File No. 333-68632, filed as Exhibit 4.2 to Mission Energy
           Holding Company's Registration Statement on Form S-4 to the SEC on August 29, 2001)*
4.18       Indenture Escrow and Security Agreement, dated as of July 2, 2001, by and among Mission Energy
           Holding Company, Wilmington Trust Company, as Trustee, and Wilmington Trust Company, as Indenture
           Escrow Agent (File No. 333-68632, filed as Exhibit 4.3 to Mission Energy Holding Company's
           Registration Statement on Form S-4 to the SEC on August 29, 2001)*
4.19       Loan Escrow and Security Agreement, dated as of July 2, 2001, by and among Mission Energy Holding
           Company, Goldman, Sachs & Co., as Collateral Agent, Goldman Sachs Credit Partners L.P., as
           Administrative Agent, and Wilmington Trust Company, as Loan Escrow Agent (File No. 333-68632,
           filed as Exhibit 4.5 to Mission Energy Holding Company's Registration Statement on Form S-4 to the
           SEC on August 29, 2001)*
4.20       Pledge and Security Agreement, dated as of July 2, 2001, by and among Mission Energy Holding
           Company, Goldman Sachs Credit Partners L.P., as Administrative Agent, and Wilmington Trust
           Company, as Trustee and Joint Collateral Agent (File No. 333-68632, filed as Exhibit 4.6 to
           Mission Energy Holding Company's Registration Statement on Form S-4 to the SEC on August 29, 2001)*

Edison Mission Energy (EME)
4.21       Indenture, dated as of August 10, 2001, among Edison Mission Energy and The Bank of New York as
           Trustee (File No. 333-68630, filed as Exhibit 4.1 to Edison Mission Energy's Registration
           Statement on Form S-4 to the SEC on August 29, 2001)*
4.22       Form of 10% Senior Note due 2008 (File No. 333-68630, filed as part of Exhibit 4.1 to Edison
           Mission Energy's Registration Statement on Form S-4 to the SEC on August 29, 2001)*
4.23       Registration Rights Agreement, dated as of August 7, 2001, among Edison Mission Energy, Credit
           Suisse First Boston Corporation, BMO Nesbitt Burns Corp., Salomon Smith Barney Inc., SG Cowen
           Securities Corporation, TD Securities (USA) Inc. and Westdeutsche Landesbank Girozentrale
           (Dusseldorf) (File No. 333-68630, filed as Exhibit 4.2 to Edison Mission Energy's Registration
           Statement on Form S-4 to the SEC on August 29, 2001)*
4.24       Indenture, dated as of April 5, 2001, among Edison Mission Energy and United States Trust Company of New York as Trustee (File No. 333-59348-01, filed as Exhibit 4.20 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the SEC on April 20, 2001)*
4.25       Form of 9.875% Senior Note due 2011 (File No. 333-59468, filed as part of Exhibit 4.1 to Edison
           Mission Energy's Registration Statement on Form S-4 to the SEC on April 24, 2001)*
4.26       Registration Rights Agreement, dated as of April 2, 2001, among Edison Mission Energy and Credit
           Suisse First Boston Corporation and Westdeutsche Landesbank Girozentrale (Dusseldorf) as
           representatives of the Initial Purchasers (File No. 333-59468, filed as Exhibit 4.2 to Edison
           Mission Energy's Registration Statement on Form S-4 to the SEC on April 24, 2001)*

4.27       Guarantee, dated as of August 17, 2000, made by Edison Mission Energy, as Guarantor in favor of
           Powerton Trust I, as Owner Lessor (File No. 333-59348-01, filed as Exhibit 4.9 to Edison Mission
           Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the SEC on April 20,
           2001)*
4.28       Schedule identifying substantially identical agreement to Guarantee constituting Exhibit 4.27 hereto (File No. 333-59348-01, filed as Exhibit 4.9.1 to Edison Mission Energy's and Midwest
           Generation LLC's Registration Statement on Form S-4 to the SEC on April 20, 2001)*
4.29       Guarantee, dated as of August 17, 2000, made by Edison Mission Energy, as Guarantor in favor of
           Joliet Trust I, as Owner Lessor (File No. 333-59348-01, filed as Exhibit 4.30 to Edison Mission
           Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the SEC on April 20,
           2001)*
4.30       Schedule identifying substantially identical agreement to Guarantee constituting Exhibit 4.29 hereto (File No. 333-59348-01, filed as Exhibit 4.10.1 to Edison Mission Energy's and Midwest
           Generation LLC's Registration Statement on Form S-4 to the SEC on April 20, 2001)*
4.31       Registration Rights Agreement, dated as of August 17, 2000, among Edison Mission Energy, Midwest
           Generation, LLC and Credit Suisse First Boston Corporation and Lehman Brothers Inc., as
           representatives of the Initial Purchasers (File No. 333-59348-01, filed as Exhibit 4.11 to Edison
           Mission Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the SEC on
           April 20, 2001)*
4.32       Participation Agreement (T1), dated as of August 17, 2000, by and among, Midwest Generation, LLC,
           Powerton Trust I, as the Owner Lessor, Wilmington Trust Company, as the Owner Trustee, Powerton
           Generation I, LLC, as the Owner Participant, Edison Mission Energy, United States Trust Company of
           New York, as the Lease Indenture Trustee, and United States Trust Company of New York, as the Pass
           Through Trustees (File No. 333-59348-01, filed as Edison Mission Energy's and Midwest Generation
           LLC's Registration Statement on Form S-4 to the SEC on April 20, 2001)*
4.33       Schedule identifying substantially identical agreement to Participation Agreement constituting
           Exhibit 4.32 hereto (File No. 333-59348-01, filed as Exhibit 4.12.1 to Edison Mission Energy's and
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
           Midwest Generation LLC's Registration Statement on Form S-4 to the SEC on April 20, 2001)*
4.35       Schedule identifying substantially identical agreement to Participation Agreement constituting
           Exhibit 4.34 hereto (File No. 333-59348-01, filed as Exhibit 4.13.1 to Edison Mission Energy's and
           Midwest Generation LLC's Registration Statement on Form S-4 to the SEC on April 20, 2001)*
4.36       Indenture, dated as of June 28, 1999, between Edison Mission Energy and The Bank of New York, as
           Trustee (File No. 333-30748, filed as Exhibit 4.1 to Edison Mission Energy's Registration
           Statement on Form S-4 to the SEC on February 18, 2000)*
4.37       First Supplemental Indenture, dated as of June 28, 1999, to Indenture dated as of June 28, 1999, between Edison Mission Energy and The Bank of New York, as Trustee (File No. 333-30748, filed as
           Exhibit 4.2 to Edison Mission Energy's Registration Statement on Form S-4 to the SEC on
           February 18, 2000)*

4.38       Registration Rights Agreement, dated as of June 23, 1999, to Indenture dated as of June 28, 1999, between Mission Energy and the Initial Purchasers specified therein, incorporated by reference to
           Exhibit 10.1 to Edison Energy's Registration Statement on Form S-4 to the Securities and Exchange
           Commission on February 18, 2000*
4.39       Promissory Note ($499,450,800), dated as of August 24, 2000, by Edison Mission Energy in favor of
           Midwest Generation, LLC (File No. 000-24890, filed as Exhibit 4.5 to Edison Mission Energy's Form
           10-K for the year ended December 31, 2000)*
4.40       Schedule identifying substantially identical agreements to Promissory Note constituting Exhibit
           4.39 hereto (File No. 000-24890, filed as Exhibit 4.5.1 to Edison Mission Energy's Form 10-K for
           the year ended December 31, 2000)*
4.41       Participation Agreement, dated as of December 7, 2001, among EME Homer City Generation L.P., Homer
           City OL1 LLC, as Facility Lessor and Ground Lessee, Wells Fargo Bank Northwest National
           Association, General Electric Capital Corporation, The Bank of New York as the Security Agent, The
           Bank of New York as Lease Indenture Trustee, Homer City Funding LLC and The Bank of New York as
           Bondholder Trustee (File No. 333-92047-03, filed as to Exhibit 4.4 to the EME Homer City
           Generation L.P. Form 10-K for the year ended December 31, 2001)*
4.42       Schedule identifying substantially identical agreements to Participation Agreement constituting
           Exhibit 4.41 hereto (File No. 333-92047-03, filed as Exhibit 4.4.1 to the EME Homer City
           Generation L.P. Form 10-K for the year ended December 31, 2001)*
4.43       Appendix A (Definitions) to the Participation Agreement constituting Exhibit 4.19 hereto, incorporated by reference to Exhibit 4.4.2 to the EME Homer City Generation L.P. Form 10-K for the
           year ended December 31, 2004*
4.44       Open-End Mortgage, Security Agreement and Assignment of Rents, dated as of December 7, 2001, among
           Homer City OLI LLC, as the Owner Lessor to The Bank of New York, as Security Agent and Mortgagee
           (File No. 333-92047-03, filed as Exhibit 4.9 to the EME Homer City Generation L.P. Form 10-K for
           the year ended December 31, 2001)*
4.45       Schedule identifying substantially identical agreements to Open-End Mortgage, Security Agreement and Assignment of Rents constituting Exhibit 4.44 hereto (File No. 333-92047-03, filed as Exhibit
           4.9.1 to the EME Homer City Generation L.P. Form 10-K for the year ended December 31, 2003)*

Edison International
10.1**     Form of 1981 Deferred Compensation Agreement (File No. 1-2313, filed as Exhibit 10.2 to Southern
           California Edison Company's Form 10-K for the year ended December 31, 1981)*
10.2**     Form of 1985 Deferred Compensation Agreement for Executives (File No. 1-2313, filed as Exhibit
           10.3 to Southern California Edison Company's Form 10-K for the year ended December 31, 1985)*
10.3**     Form of 1985 Deferred Compensation Agreement for Directors (File No. 1-2313, filed as Exhibit 10.4 to Southern California Edison Company's Form 10-K for the year ended December 31, 1985)*
10.4**     Director Deferred Compensation Plan as restated May 14, 2002 (File No. 1-9936, filed as Exhibit
           10.1 to Edison International's Form 10-Q for the quarter ended June 30, 2002)*
10.4.1**   Director Deferred Compensation Plan Amendment No. 1, effective January 1, 2003 (File No. 1-9936, filed as Exhibit 10.4.1 to Edison International's Form 10-K for the year ended December 31, 2002)*
10.5**     Director Grantor Trust Agreement, dated August 1995 (File No. 1-9936, filed as Exhibit 10.10 to
           Edison International's Form 10-K for the year ended December 31, 1995)*

10.5.1**   Director Grantor Trust Agreement Amendment 2002-1, effective May 14, 2002 (File No. 1-9936, filed as Exhibit 10.4 to Edison International's Form 10-Q for the quarter ended June 30, 2002)*
10.6**     Executive Deferred Compensation Plan, as amended and restated January 1, 1998 (File No. 1-9936, filed as Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended March 31, 1998)*
10.6.1**   Executive Deferred Compensation Plan Amendment No. 1, effective January 1, 2003 (File No. 1-9936, filed as Exhibit 10.6.1 to Edison International's Form 10-K for the year ended December 31, 2002)*
10.7**     Executive Grantor Trust Agreement, dated August 1995 (File No. 1-9936, filed as Exhibit 10.12 to
           Edison International's Form 10-K for the year ended December 31, 1995)*
10.7.1**   Executive Grantor Trust Agreement Amendment 2002-1, effective May 14, 2002 (File No. 1-9936, filed as Exhibit 10.3 to Edison International's Form 10-Q for the quarter ended June 30, 2002)*
10.8**     Executive Supplemental Benefit Program, as amended January 30, 1990 (File No. 1-9936, filed as
           Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended September 30, 1999)*
10.9**     Dispute resolution amendment, adopted November 30, 1989 of 1981 Executive Deferred Compensation
           Plan and 1985 Executive and Director Deferred Compensation Plans (File No. 1-9936, filed as
           Exhibit 10.21 to Edison International's Form 10-K for the year ended December 31, 1998)*
10.10**    Executive Retirement Plan as restated effective April 1, 1999 (File No. 1-9936, filed as Exhibit
           10.1 to Edison International's Form 10-Q for the quarter ended September 30, 1999)*
10.10.1**  Executive Retirement Plan Amendment 2001-1, effective March 12, 2001 (File No. 1-9936, filed as
           Exhibit 10.1 to Edison International's Form 10-Q for the quarter ended March 31, 2001)*
10.10.2**  Executive Retirement Plan Amendment 2002-1, effective January 1, 2003 (File No. 1-9936, filed as
           Exhibit 10.10.2 to Edison International's Form 10-K for the year ended December 31, 2002)*
10.11**    Executive Incentive Compensation Plan, effective January 1, 1997 (File No. 1-9936, filed as
           Exhibit 10.12 to Edison International's Form 10-K for the year ended December 31, 1997)*
10.12**    Executive Disability and Survivor Benefit Program, effective January 1, 1994 (File No. 1-9936, filed as Exhibit 10.22 to Edison International's Form 10-K for the year ended December 31, 1994)*
10.13**    Retirement Plan for Directors, as amended February 19, 1998 (File No. 1-9936, filed as Exhibit
           10.2 to Edison International's Form 10-Q for the quarter ended June 30, 1998)*
10.14**    Officer Long-Term Incentive Compensation Plan as amended January 1, 1998 (File No. 1-9936, filed as Exhibit 10.3 to Edison International's Form 10-Q for the quarter ended March 31, 1998)*
10.15**    Equity Compensation Plan as restated effective January 1, 1998 (File No. 1-9936, filed as Exhibit
           10.1 to Edison International's Form 10-Q for the quarter ended June 30, 1998)*
10.15.1**  Equity Compensation Plan Amendment No. 1, effective May 18, 2000 (File No. 1-9936, filed as
           Exhibit 10.4 to Edison International's Form 10-Q for the quarter ended June 30, 2000)*
10.16**    2000 Equity Plan, effective May 18, 2000 (File No. 1-9936, filed as Exhibit 10.1 to Edison
           International's Form 10-Q for the quarter ended June 30, 2000)*
10.17**    Terms and conditions for 1996 long-term compensation awards under the Officer Long-Term Incentive
           Compensation Plan (File No. 1-9936, filed as Exhibit 10.16.2 to Edison International's Form 10-K for the year ended December 31, 1996)*

10.18**    Terms and conditions for 1997 long-term compensation awards under the Officer Long-Term Incentive
           Compensation Plan (File No. 1-9936, filed as Exhibit 10.16.3 to Edison International's Form 10-K for the year ended December 31, 1997)*
10.19**    Terms and conditions for 1998 long-term compensation awards under the Equity Compensation Plan
           (File No. 1-9936, filed as Exhibit 10.4 to Edison International's Form 10-Q for the quarter ended
           June 30, 1998)*
10.20**    Terms and conditions for 1999 long-term compensation awards under the Equity Compensation Plan
           (File No. 1-9936, filed as Exhibit 10.1 to Edison International's Form 10-Q for the quarter ended
           March 31, 1999)*
10.21**    Terms and conditions for 2000 basic long-term incentive compensation awards under the Equity
           Compensation Plan, as restated (File No. 1-9936, filed as Exhibit 10.2 to Edison International's
           Form 10-Q for the quarter ended March 31, 2000)*
10.22**    Terms and conditions for 2000 special stock option awards under the Equity Compensation Plan and
           2000 Equity Plan (File No. 1-9936, filed as Exhibit 10.2 to Edison International's Form 10-Q for
           the quarter ended June 30, 2000)*
10.23**    Terms and conditions for 2001 retention incentives under the Equity Compensation Plan (File No.
           1-9936, filed as Exhibit 10.5 to Edison International's Form 10-Q for the quarter ended March 31,
           2001)*
10.24**    Terms and conditions for 2001 exchange offer deferred stock units under the Equity Compensation
           Plan (File No. 1-9936, filed as Attachment C of Exhibit (a)(1) to Edison International's Schedule
           TO-I dated October 26, 2001)*
10.25**    Terms and conditions for 2002 long-term compensation awards under the Equity Compensation Plan and
           2000 Equity Plan (File No. 1-9936, filed as Exhibit 10.1 to Edison International's Form 10-Q for
           the quarter ended March 31, 2002)*
10.26**    Terms and conditions for 2003 long-term compensation awards under the Equity Compensation Plan and
           2000 Equity Plan (File No. 1-9936, filed as Exhibit 10.1 to Edison International's Form 10-Q for
           the quarter ended March 31, 2003)*
10.27**    Terms and conditions for 2004 long-term compensation awards under the Equity Compensation Plan and
           2000 Equity Plan (File No. 1-9936, filed as Exhibit 10.1 to Edison International's Form 10-Q for
           the quarter ended March 31, 2004)*
10.28**    Terms and conditions for 2005 long-term compensation award under the Equity Compensation Plan and
           2000 Equity Plan (File No. 1-9936, filed as Exhibit 99.2 to Edison International's Form 8-K dated
           December 16, 2004 and filed on December 22, 2004)*
10.29**    Terms and conditions for 2006 long-term compensation awards under the Equity Compensation Plan and
           2000 Equity Plan
10.30**    Special Grant Certificate and Award Agreement with Bryant C. Danner related to a May 2000 stock option award under the Equity Compensation Plan (File No. 1-9936, filed as Exhibit 10.19 to Edison
           International's Form 10-K for the year ended December 31, 2000)*
10.31**    Director Nonqualified Stock Option Terms and Conditions under the Equity Compensation Plan (File
           No. 1-9936, filed as Exhibit 10.1 to Edison International's Form 10-Q for the quarter ended June
           30, 2002)*
10.32**    Director 2004 Nonqualified Stock Option Terms and Conditions under the Equity Compensation Plan
           (File No. 1-9936, filed as Exhibit 10.1 to Edison International's Form 10-Q for the quarter ended
           June 30, 2004.)*
10.33**    Edison International and Edison Capital Affiliate Option Exchange Offer Circular, dated July 3,
           2000 (File No. 1-9936, filed as Exhibit 10.1 to Edison International's Form 10-Q for the quarter ended September 30, 2000)*
10.34**    Edison International and Edison Capital Affiliate Option Exchange Offer Summary of Deferred
           Compensation Alternatives, dated July 3, 2000 (File No. 1-9936, filed as Exhibit 10.2 to Edison
           International's Form 10-Q for the quarter ended September 30, 2000)*

10.35**    Edison International and Edison Mission Energy Affiliate Option Exchange Offer Circular, dated
           July 3, 2000 (File No. 1-13434, filed as Exhibit 10.93 to the Edison Mission Energy's Form 10-K
           for the year ended December 31, 2001)*
10.36**    Edison International and Edison Mission Energy Affiliate Option Exchange Offer Summary of Deferred
           Compensation Alternatives, dated July 3, 2000 (File No. 1-13434, filed as Exhibit 10.94 to the
           Edison Mission Energy's Form 10-K for the year ended December 31, 2001)*
10.37**    Estate and Financial Planning Program as amended April 23, 1999 (File No. 1-9936, filed as Exhibit
           10.2 to Edison International's Form 10-Q for the quarter ended June 30, 1999)*
10.38**    Option Gain Deferral Plan as restated September 15, 2000 (File No. 1-9936, filed as Exhibit 10.25 to Edison International's Form 10-K for the year ended December 31, 2000)*
10.39**    Resolution regarding the computation of disability and survivor benefits prior to age 55 for Alan
           J. Fohrer dated February 17, 2000 (File No. 1-9936, filed as Exhibit 10.2 to Edison
           International's Form 10-Q for the quarter ended March 31, 2000)*
10.40**    Executive Severance Plan as adopted effective January 1, 2001 (File No. 1-9936, filed as Exhibit
           10.34 to Edison International's Form 10-K for the year ended December 31, 2001)*
10.41**    Director Deferred Compensation Plan Authorization of Edison International (File No. 1-9936, to
           Edison International's Form 8-K dated December 30, 2004, and filed on January 5, 2005)*
10.42**    Amendment to 1985 Deferred Compensation Plan Agreement for Executives and Deferred Compensation
           Plan Deferred Compensation Agreement with John E. Bryson, dated December 31, 2003 (File No.
           1-2313, filed as Exhibit 10.34 to Southern California Edison Company's Form 10-K for the year ended December 31, 2003)*
10.43**    Agreement between Edison International and Southern California Edison Company, dated December 31,
           2003, addressing responsibility for the prospective costs of participation of John E. Bryson under the 1985 Deferred Compensation Plan Agreement for Executives, dated September 27, 1985, as amended, and the Deferred Compensation Plan Deferred Compensation Agreement, dated November 28,
           1984, as amended (File No. 1-2313, filed as Exhibit 10.35 to Southern California Edison Company's
           Form 10-K for the year ended December 31, 2003)*
10.44**    Amendment to 1985 Deferred Compensation Plan Agreement for Directors with James M. Rosser, dated
           December 31, 2003 (File No. 1-2313, filed as Exhibit 10.36 to Southern California Edison Company's
           Form 10-K for the year ended December 31, 2003)*
10.45      Amended and Restated Agreement for the Allocation of Income Tax Liabilities and Benefits among
           Edison International, Southern California Edison Company and The Mission Group dated September 10,
           1996 (File No. 1-9936, filed as Exhibit 10.3 to Edison International's Form 10-Q for the quarter ended September 30, 2002)*
10.46      Amended and Restated Tax Allocation Agreement among The Mission Group and its first-tier subsidiaries dated September 10, 1996 (File No. 1-9936, filed as Exhibit 10.3.1 to Edison
           International's Form 10-Q for the quarter ended September 30, 2002)*
10.46.1    Amended and Restated Tax Allocation Agreement between Edison Capital and Edison Funding Company
           (formerly Mission First Financial and Mission Funding Company) dated May 1, 1995 (File No. 1-9936, filed as Exhibit 10.3.2 to Edison International's Form 10-Q for the quarter ended September 30,
           2002)*
10.46.2    Tax Allocation Agreement between Mission Energy Holding Company and Edison Mission Energy dated
           July 2, 2001 (File No. 1-9936, filed as Exhibit 10.3.3 to Edison International's Form 10-Q for the
           quarter ended September 30, 2002)*

10.46.3    Administrative Agreement re Tax Allocation Payments among Edison International, Southern
           California Edison Company, The Mission Group, Edison Capital, Mission Energy Holding Company,
           Edison Mission Energy, Edison O&M Services, Edison Enterprises, and Mission Land Company dated
           July 2, 2001 (File No. 1-9936, filed as Exhibit 10.3.4 to Edison International's Form 10-Q for the
           quarter ended September 30, 2002)*
10.47      Amended and Restated Credit Agreement, dated as of December 15, 2005, among Edison International and JPMorgan Chase Bank, N.A., as Administrative Agent, Citicorp North America, Inc., as
           Syndication Agent, and Credit Suisse First Boston, Lehman Commercial Paper Inc., and Wells Fargo
           Bank, N.A., as Documentation Agents, dated as of December 15, 2005 (File No. 1-9936, filed as
           Exhibit 10.1 to Edison International's Form 8-K dated December 15, 2005 and filed on December 21,
           2005)*
10.48**    Edison International Director Compensation Schedule, as adopted May 19, 2005, as amended
10.49**    Edison International Director Nonqualified Stock Options 2005 Terms and Conditions (File No.
           1-9936, filed as Exhibit 99.3 to Edison International's Form 8-K dated May 19, 2005, and filed on
           May 25, 2005)*
10.50**    Retirement Agreement, dated as of August 25, 2005, between Southern California Edison Company and
           Robert G. Foster (File No. 1-2313, filed as Exhibit 10.1 to Southern California Edison Company's
           Form 8-K dated August 25, 2005 and filed on August 26, 2005)*
10.51**    Consulting Agreement, dated as of August 25, 2005, between Southern California Edison Company and
           Robert G. Foster (File No. 1-2313, filed as Exhibit 10.2 to Southern California Edison Company's
           Form 8-K dated August 25, 2005, and filed on August 26, 2005)*
10.52**    Legal Fees Reimbursement, dated September 2005 between Southern California Edison Company and
           Robert G. Foster (File No. 1-2313, filed as Exhibit 10.3 to Southern California Edison Company's
           Form 10-Q for the quarter ended September 30, 2005)*
10.53**    Engagement Letter for Legal Services between Edison International and Bryant C. Danner, effective as of September 28, 2005 (File No. 1-9936, filed as Exhibit 99.1 to Edison International's Form
           8-K dated September 28, 2005, and filed on October 4, 2005)*
10.54**    Form of Indemnity Agreement between Edison International and its Directors and any officer, employee or other agent designated by the Board of Directors (File No. 1-9936, filed as Exhibit
           10.5 to Edison International's Form 10-Q for the period ended June 30, 2005, and filed on August
           9, 2005)*
10.55**    Deferred Compensation Program Amendments
10.56**    Edison International Executive Perquisites
10.57**    Edison International Named Executive Officer Base Salaries for 2006
12         Computation of Ratios of Earnings to Fixed Charges
13         Selected portions of the Annual Report to Shareholders for year ended December 31, 2005
21         Subsidiaries of the Registrant
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

________________
  *   Incorporated by reference pursuant to Rule 12b-32.
 **   Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a)3.