Form 10-K
period 2008-12-31
EDISON INTERNATIONAL
filed 2009-03-02
CIK 827052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of registrant’s voting stock held by non-affiliates was approximately $16.7 billion on or about June 30, 2008, based upon prices reported on the New York Stock Exchange. As of February 25, 2009, there were 325,811,206 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents listed below have been incorporated by reference into the parts of this report so indicated.
Parts I and II

(1) Designated portions of the registrant’s Annual Report to Shareholders for the year ended December 31, 2008

Part III

(2) Designated portions of the Proxy Statement relating to registrant’s 2009 Annual Meeting of Shareholders

i

Page
Item	No.

Midwest Generation Potential Environmental Proceeding	46
Navajo Nation Litigation	46
4. Submission of Matters to a Vote of Security Holders	46
Executive Officers of the Registrant	46

PART II
5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	50
6. Selected Financial Data	50
7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	50
7A. Quantitative and Qualitative Disclosures About Market Risk	51
8. Financial Statements and Supplementary Data	51
9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
9A. Controls and Procedures	51
9B. Other Information	51

PART III
10. Directors, Executive Officers and Corporate Governance	52
11. Executive Compensation	52
12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	52
13. Certain Relationships and Related Transactions, and Director Independence	52
14. Principal Accountant Fees and Services	52
15. Exhibits and Financial Statement Schedules	53
Financial Statements	53
Report of Independent Registered Public Accounting Firm and Schedules Supplementing Financial Statements	53
Exhibits	53
Signatures	61
EX-3.2
EX-10.4
EX-10.5
EX-10.6.2
EX-10.7
EX-10.8
EX-10.10
EX-10.12
EX-10.13
EX-10.15
EX-10.16
EX-10.17
EX-10.24
EX-10.26
EX-10.28
EX-10.30
EX-10.36
EX-10.37
EX-10.37.1
Exhibit 10.38
EX-10.41
EX-12
EX-13
EX-21
EX-23
EX-24.1
EX-24.2
EX-31.1
EX-31.2
EX-32

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

Except when otherwise stated, references to each of Edison International, SCE, EMG, EME or Edison Capital mean each such company with its subsidiaries on a consolidated basis. References to “Edison International (parent)” or “parent company” mean Edison International on a stand-alone basis, not consolidated with its subsidiaries.

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

AB	Assembly Bill
ACC	Arizona Corporation Commission
Ameren	Ameren Corporation
AFUDC	allowance for funds used during construction
APS	Arizona Public Service Company
ARO(s)	asset retirement obligation(s)
Brooklyn Navy Yard	Brooklyn Navy Yard Cogeneration Partners, L.P.
Btu	British Thermal units
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CARB	California Air Resources Board
Commonwealth Edison	Commonwealth Edison Company
CDWR	California Department of Water Resources
CEC	California Energy Commission
CONE	Cost of new entry
CPS	Combined Pollutant Standard
CPSD	Consumer Protection and Safety Division
CPUC	California Public Utilities Commission
CRRs	congestion revenue rights
D.C. District Court	U.S. District Court for the District of Columbia
DOE	United States Department of Energy
DOJ	Department of Justice
DPV2	Devers-Palo Verde II
DRA	Division of Ratepayer Advocates
DWP	Los Angeles Department of Water & Power
EITF	Emerging Issues Task Force
EITF No. 01-8	EITF Issue No. 01-8, Determining Whether an Arrangement Contains a Lease
EIA	Energy Information Administration
EME	Edison Mission Energy
EME Homer City	EME Homer City Generation L.P.
EMG	Edison Mission Group Inc.
EMMT	Edison Mission Marketing & Trading, Inc.
EPAct 2005	Energy Policy Act of 2005
EPS	earnings per share
ERRA	energy resource recovery account
Exelon Generation	Exelon Generation Company LLC
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FGD	flue gas desulfurization
FGIC	Financial Guarantee Insurance Company

FIN 39-1	Financial Accounting Standards Board Interpretation No. 39-1, Amendment of FASB Interpretation No. 39
FIN 46(R)	Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities
FIN 46(R)-6	Financial Accounting Standards Board Interpretation No. 46(R)-6, Determining Variability to be Considered in Applying FIN 46(R)
FIN 47	Financial Accounting Standards Board Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations
FIN 48	Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FAS 109
Fitch	Fitch Ratings
FPA	Federal Power Act
FSP	FASB Staff Position
FSP FAS 13-2	FASB Staff Position FAS 13-2, Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction
FSP SFAS 142-3	FASB Staff Position No. SFAS 142-3, Determination of the Useful Life of Intangible Assets
FTRs	firm transmission rights
GAAP	general accepted accounting principles
GHG	greenhouse gas
Global Settlement	A settlement that has been negotiated between Edison International and the IRS, which, if consummated, would resolve asserted deficiencies related to Edison International’s deferral of income taxes associated with certain of its cross-border, leveraged leases and all other outstanding tax disputes for open tax years 1986 through 2002, including certain affirmative claims for unrecognized tax benefits. There can be no assurance about the timing of such settlement or that a final settlement will be ultimately consummated.
GRC	General Rate Case
GWh	gigawatt-hours
Illinois EPA	Illinois Environmental Protection Agency
Illinois Plants	EME’s largest power plants (fossil fuel) located in Illinois
Investor-Owned Utilities	SCE, SDG&E and PG&E
IPM	a consortium comprised of International Power plc (70%) and Mitsui & Co., Ltd. (30)%
IRS	Internal Revenue Service
ISO	California Independent System Operator
kWh(s)	kilowatt-hour(s)
LIBOR	London Interbank Offered Rate
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MECIBV	MEC International B.V.
MEHC	Mission Energy Holding Company
Midland Cogen	Midland Cogeneration Venture
Midwest Generation	Midwest Generation, LLC
MMBTU	million British units
MISO	Midwest Independent Transmission System Operator
Mohave	Mohave Generating Station
Moody’s	Moody’s Investors Service

MRTU	Market Redesign Technology Upgrade
MW	megawatts
MWh	megawatt-hours
NAPP	Northern Appalachian
Ninth Circuit	United States Court of Appeals for the Ninth Circuit
NOV	notice of violation
NOx	nitrogen oxide
NRC	Nuclear Regulatory Commission
NSR	New Source Review
NYISO	New York Independent System Operator
PADEP	Pennsylvania Department of Environmental Protection
Palo Verde	Palo Verde Nuclear Generating Station
PBOP(s)	postretirement benefits other than pension(s)
PBR	performance-based ratemaking
PG&E	Pacific Gas & Electric Company
PJM	PJM Interconnection, LLC
POD	Presiding Officer’s Decision
PRB	Powder River Basin
PURPA	Public Utility Regulatory Policies Act of 1978
PX	California Power Exchange
QF(s)	qualifying facility(ies)
RGGI	Regional Greenhouse Gas Initiative
RICO	Racketeer Influenced and Corrupt Organization
ROE	return on equity
RPM	reliability pricing model
S&P	Standard & Poor’s
SAB	Staff Accounting Bulletin
San Onofre	San Onofre Nuclear Generating Station
SCAQMD	South Coast Air Quality Management District
SCE	Southern California Edison Company
SCR	selective catalytic reduction
SDG&E	San Diego Gas & Electric
SFAS	Statement of Financial Accounting Standards issued by the FASB
SFAS No. 71	Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation
SFAS No. 98	Statement of Financial Accounting Standards No. 98, Sale-Leaseback Transactions Involving Real Estate
SFAS No. 115	Statement of Financial Accounting Standards No. 115, Accounting for certain Investments in Debt and Equity Securities
SFAS No. 123(R)	Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (revised 2004)
SFAS No. 133	Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities
SFAS No. 141(R)	Statement of Financial Accounting Standards No. 141(R), Business Combinations
SFAS No. 142	Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets

SFAS No. 143	Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations
SFAS No. 144	Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets
SFAS No. 157	Statement of Financial Accounting Standards No. 157, Fair Value Measurements
SFAS No. 158	Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans
SFAS No. 159	Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities
SFAS No. 160	Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements
SFAS No. 161	Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133
SIP(s)	State Implementation Plan(s)
SNCR	selective non-catalytic reduction
SO2	sulfur dioxide
SRP	Salt River Project Agricultural Improvement and Power District
the Tribes	Navajo Nation and Hopi Tribe
TURN	The Utility Reform Network
US EPA	United States Environmental Protection Agency
VIE(s)	variable interest entity(ies)

PART I

Item 1.	Business

BUSINESS OF EDISON INTERNATIONAL

Edison International was incorporated on April 20, 1987, under the laws of the State of California for the purpose of becoming the parent holding company of SCE, a California public utility corporation, and of nonutility companies. SCE comprises the largest portion of the assets and revenue of Edison International. The principal nonutility companies are: EME, which is an independent power producer engaged in the business of developing, acquiring, owning or leasing, and selling energy and capacity from independent power production facilities and also conducts hedging and energy trading activities in power markets open to competition; and Edison Capital, which has investments in energy and infrastructure projects worldwide and in affordable housing projects located throughout the United States. Beginning in 2006, EME and Edison Capital have been presented on a consolidated basis as EMG in order to reflect the integration of management and personnel at EME and Edison Capital.

At December 31, 2008, Edison International and its subsidiaries had an aggregate of 18,291 full-time employees, of which 52 were employed directly by Edison International.

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

Edison International has three business segments for financial reporting purposes: an electric utility operation segment (SCE), a nonutility power generation segment (EME), and a financial services provider segment (Edison Capital). Financial information about these segments and about geographic areas, for fiscal years 2008, 2007, and 2006, is contained in Note 16 of Notes to Consolidated Financial Statements and incorporated herein by this reference. Additional information about each of these business segments appears below under the headings “Business of Southern California Edison Company” and “Business of Edison Mission Group Inc.”

Regulation of Edison International

A comprehensive energy bill was enacted in August 2005. Known as “EPAct 2005,” this comprehensive legislation included provisions for the repeal of the Public Utility Holding Company Act (PUHCA) 1935, amendments to PURPA, merger review reform, the introduction of new regulations regarding transmission operation improvements, FERC authority to impose civil penalties for violation of its regulations, transmission rate reform, incentives for various generation technologies, transmission projects and the extension (originally through December 31, 2007, and subsequently extended by the American Recovery and Reinvestment Act of 2009 for projects placed in service by December 31, 2012) of production tax credits for wind and other specified types of generation. The FERC finalized rules to implement the Congressionally mandated repeal of PUHCA 1935 that became effective February 8, 2006, and the enactment of PUHCA 2005. PUHCA 2005 is primarily a “books and records access” statute and does not give the FERC any new substantive authority under the Federal Power Act or Natural Gas Act. The FERC also issued final rules to implement the electric company merger and acquisition provisions of EPAct 2005.

On July 20, 2006, the FERC certified the North American Electric Reliability Corporation (NERC) as its Electric Reliability Organization to establish and enforce reliability standards for the bulk power system. On March 16, 2007, the FERC issued a final rule approving reliability standards proposed by the NERC. The final rule became effective, and compliance with these standards became mandatory, on June 18, 2007. Both SCE and EME believe that they have taken all steps to be compliant with current NERC reliability standards that apply to their operations. Edison International anticipates that the FERC will adopt more stringent reliability standards in the future. The financial impact of complying with future standards cannot be determined at this time.

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

Climate Change

Federal Legislative Initiatives

To date, the U.S. has pursued a voluntary GHG emissions reduction program to meet its obligations as a signatory to the UN Framework Convention on Climate Change. As a result of increased attention to climate change in the U.S., however, numerous bills have been introduced in the U.S. Congress that would reduce (and/or tax) GHG emissions in the U.S. Enactment of climate change legislation within the next several years now seems likely. See “Other Developments — Environmental Matters — Climate Change — Federal Legislative Initiatives” in the MD&A for further discussion.

Regional Initiatives

A number of regional initiatives have been undertaken or are in process related to GHG emissions. Implementing regulations for such regional initiatives are likely to vary from state to state and may be more stringent and costly than federal legislative proposals currently being debated in Congress. It cannot yet be determined whether or to what extent any federal legislative system would seek to preempt regional or state initiatives, although such preemption would greatly simplify compliance and eliminate regulatory duplication. See “Other Developments — Environmental Matters — Climate Change — Regional Initiatives” in the MD&A for further discussion.

State-Specific Legislation

In September 2006, California enacted two laws regarding GHG emissions. The first, known as AB 32 or the California Global Warming Solutions Act of 2006, establishes a comprehensive program to achieve reductions of GHG emissions. AB 32 requires the CARB to develop regulations which may include market-based compliance mechanisms targeted to reduce California’s GHG emissions to 1990 levels by 2020. The CARB’s mandatory program will take effect commencing in 2012 and will implement incremental reductions so that GHG emissions will be reduced to 1990 levels by 2020. See “Other Developments — Environmental Matters — State-Specific Legislation” in the MD&A for further discussion.

California law also currently requires SCE to increase its procurement of renewable resources by at least 1% of its annual retail electricity sales per year so that 20% of its annual electricity sales are procured from renewable resources by no later than December 31, 2010. For additional discussion of renewable procurement standards, see “Southern California Edison Company — SCE: Regulatory Matters — Procurement of Renewable Resources” in the MD&A. Additionally, the AB 32 scoping plan suggests a 33% by 2025 renewables portfolio standard be adopted. See “Other Developments — Environmental Matters — Climate Change — State Specific Legislation” in the MD&A for further discussion.

In addition, the CPUC is addressing climate change-related issues in other regulatory proceedings. In 2007, the CPUC expanded the scope of its GHG rulemaking to include GHG emissions associated with the transmission, storage, and distribution of natural gas in California. This proceeding could affect SCE as a natural gas customer.

Litigation Developments

Climate change regulation may also be affected by litigation in federal and state courts, as well as actions by licensing authorities.

Information regarding these developments appears in the MD&A under the heading “Other Developments — Environmental Matters — Climate Change — Litigation Developments.”

Emissions Data Reporting

SCE is a member of the California Climate Action Registry (CCAR), a non-profit, voluntary membership organization established by state law to allow members to report and certify their greenhouse gas emissions. SCE has been reporting annually to the CCAR since 2002. SCE’s 2007, independently certified GHG emissions, as reported to the CCAR were approximately 6.8 million metric tons from SCE-owned generation. EME’s 2007, not independently verified, GHG emissions were approximately 47.4 million metric tons.

Edison International became a founding reporter to The Climate Registry, formed in May 2008. The Climate Registry is a multi-national organization, which allows organizations to voluntarily inventory, verify, and publicly report their GHG emissions. Both SCE and EME will be filing verified emissions information for 2008 in June 2009 with The Climate Registry. Both SCE’s and EME’s reported emissions are pro-rated to their ownership interests in the emitting facilities.

Responses to Energy Demands and Future GHG Emission Constraints

Irrespective of the outcome of federal legislative deliberations, Edison International believes that substantial limitations on GHG emissions are inevitable, through increased costs, mandatory emission limits or other mechanisms, and that demand for energy from renewable sources will also continue to increase. As a result, SCE and EME are utilizing their experience in developing and managing a variety of energy generation systems to create a generation profile, using sources such as wind, solar, geothermal, biomass and small hydro plants, that will be adaptable to a variety of regulatory and energy use environments. SCE leads the nation in renewable power delivery. Its renewables portfolio of owned and procured sources currently consists of: 1,136 MW from wind, 906 MW from geothermal, 356 MW from solar, 178 MW from biomass, and 200 MW from small hydro.

SCE has developed and promoted several energy efficiency and demand response initiatives in the residential market, including an ongoing meter replacement program to help reduce peak energy demand; a rebate program to encourage customers to invest in more efficient appliances; subsidies for purchases of energy efficient lighting products; appliance recycling programs; widely publicized tips to our customers for saving energy; and a voluntary demand response program which offers customers financial incentives to reduce their electricity use. SCE is also replacing its electro-mechanical grid control systems with computerized devices that allow more effective grid management.

In April 2008, the CPUC authorized SCE to spend approximately $47 million on studying and evaluating the feasibility of an integrated gasification combined cycle plant with carbon capture and sequestration, referred to as Clean Hydrogen Power Generation (CHPG). SCE may be able to recover the amounts spent in rates subject to a requirement to make reasonable efforts to obtain co-funding from other entities. The CPUC has not authorized SCE to build or operate a CHPG plant, as technical feasibility and commercial reasonableness have not yet been proven. During 2008, EME participated in the early development of new clean coal generation projects. Due to the projected increase in the capital costs of these projects and the lack of a regulatory framework addressing CO2 sequestration, EME is not actively developing specific new clean coal generation or gasification projects at this time, but intends to continue to evaluate the feasibility of these projects in the future.

Corporate Governance Processes

Edison International’s Board of Directors regularly receives reports regarding environmental issues that affect Edison International and its subsidiaries, including climate change issues. In addition, Edison International has had an Environmental Policy Council, which has primary responsibility regarding environmental issues. The membership of the Council includes senior executives of SCE and EME and it is chaired by Edison International’s Executive Vice President of Public Affairs. The council reports directly to Edison International’s Chief Executive Officer. Additionally, Edison International’s Chief Executive Officer is a Director of the Energy Power Research Institute (EPRI), an independent, nonprofit organization that provides research and analyses to address challenges in electricity, including environmental challenges such as climate change.

Information regarding further current developments on climate change and GHG regulation appears in the MD&A under the heading “Other Developments — Environmental Matters — Climate Change.”

Air Quality Regulation

The Federal CAA, state clean air acts and federal and state regulations implementing such statutes apply to plants owned by Edison International’s subsidiaries as well as to plants from which these subsidiaries may purchase power, and have their largest impact on the operation of coal-fired plants. These federal regulations require states to adopt implementation plans, known as SIPs, that are equal to or more stringent than the federal requirements, detailing how they will attain the standards that are mandated by the relevant law or regulation. See “Other Developments — Environmental Matters — Air Quality Regulation” in the MD&A for further discussion.

Hazardous Substances and Hazardous Waste Laws

Under various federal, state and local environmental laws and regulations, a current or previous owner or operator of any facility, including an electric generating facility, may be required to investigate and remediate releases or threatened releases of hazardous or toxic substances or petroleum products located at that facility, and may be held liable to a governmental entity or to third parties for property damage, personal injury, natural resource damages, and investigation and remediation costs incurred by these parties in connection with these releases or threatened releases. Many of these laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980, commonly referred to as CERCLA, as amended by the Superfund Amendments and Reauthorization Act of 1986 and the Resource Conservation and Recovery Act, impose liability without regard to whether the owner knew of or caused the presence of the hazardous substances, and courts have interpreted liability under these laws to be strict and joint and several.

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

Clean Water Act — Cooling Water Standards and Regulations

On July 9, 2004, the US EPA published the final Phase II rule implementing Section 316(b) of the Clean Water Act establishing standards for cooling water intake structures at existing large power plants. The purpose of the regulation was to reduce substantially the number of aquatic organisms that are pinned against cooling water intake structures (impingement) or drawn into cooling water systems (entrainment). Depending on the findings of demonstration studies contemplated by the rule to demonstrate the costs and benefits of compliance, cooling towers and/or other mechanical means of reducing impingement and entrainment of aquatic organisms could have been required.

On January 27, 2007, the Second Circuit rejected the US EPA rule and remanded it to the US EPA. Among the key provisions remanded by the court were the use of cost benefit and restoration to achieve compliance with the rule. On July 9, 2007, the US EPA suspended the requirements for cooling water intake structures, pending further rulemaking. On December 2, 2008, the U.S. Supreme Court heard oral arguments on this case. A decision is expected in the first half of 2009. The US EPA has delayed rulemaking pending the decision of the Supreme Court.

The California State Water Resources Control Board is developing a draft state policy on ocean-based, once-through cooling. Further information regarding the cooling water intake structure standards appears in the MD&A under the heading “Other Developments — Environmental Matters — Water Quality Regulation — Clean Water Act — Prohibition on the Use of Ocean-Based Once-Through Cooling.”

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

BUSINESS OF SOUTHERN CALIFORNIA EDISON COMPANY

SCE was incorporated in 1909 under the laws of the State of California. SCE is a public utility primarily engaged in the business of supplying electric energy to a 50,000-square-mile area of central, coastal and southern California, excluding the City of Los Angeles and certain other cities. This SCE service territory includes approximately 432 cities and communities and a population of more than 13 million people. In 2008, SCE’s total operating revenue was derived as follows: 42% commercial customers, 38% residential customers, 6% resale sales, 7% industrial customers, 6% public authorities, and 1% agricultural and other customers. During 2008, the sources of electric power that serviced SCE’s customers were approximately 28% owned by SCE and approximately 72% procured from third parties. At December 31, 2008, SCE had consolidated assets of $31.0 billion and total shareholder’s equity of $7.4 billion. SCE had 16,344 full-time employees at year-end 2008.

Regulation of SCE

SCE’s retail operations are subject to regulation by the CPUC. The CPUC has the authority to regulate, among other things, retail rates, issuance of securities, and accounting practices. SCE’s wholesale operations are subject to regulation by the FERC. The FERC has the authority to regulate wholesale rates as well as other matters, including unbundled transmission service pricing, accounting practices, and licensing of hydroelectric projects.

Additional information about the regulation of SCE by the CPUC and the FERC, and about SCE’s competitive environment, appears in the MD&A under the heading “SCE: Regulatory Matters” and in this section under the sub heading “— Competition of SCE.”

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

The construction, planning, and siting of SCE’s power plants within California are subject to the jurisdiction of the California Energy Commission (for plants 50 MW or greater) and the CPUC. SCE is subject to the rules and regulations of the CARB, and local air pollution control districts with respect to the emission of pollutants into the atmosphere; the regulatory requirements of the California State Water Resources Control Board and regional boards with respect to the discharge of pollutants into waters of the state; and the requirements of the California Department of Toxic Substances Control with respect to handling and disposal of hazardous materials and wastes. SCE is also subject to regulation by the US EPA, which administers certain federal statutes relating to environmental matters. Other federal, state, and local laws and regulations relating to environmental protection, land use, and water rights also affect SCE.

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

Competition of SCE

Because SCE is an electric utility company operating within a defined service territory pursuant to authority from the CPUC, SCE faces competition only to the extent that federal and California laws permit other entities to provide electricity and related services to customers within SCE’s service territory. California law currently provides only limited opportunities for customers to choose to purchase power directly from an energy service provider other than SCE. SCE also faces some competition from cities and municipal districts that create municipal utilities or community choice aggregators. In addition, customers may install their own on-site power generation facilities. Competition with SCE is conducted mainly on the basis of price, as customers seek the lowest cost power available. The effect of competition on SCE generally is to reduce the size of SCE’s customer base, thereby creating upward pressure on SCE’s rate structure to cover fixed costs, which in turn may cause more customers to leave SCE in order to obtain lower rates.

Properties of SCE

SCE supplies electricity to its customers through extensive transmission and distribution networks. Its transmission facilities (which exist primarily in California but also in Nevada and Arizona), deliver power from generating sources to the distribution network, consist of approximately 7,200 circuit miles of 33 kilovolt (kV), 55 kV, 66 kV, 115 kV, and 161 kV lines and 3,520 circuit miles of 220 kV lines, 1,240 circuit miles of 500 kV lines, and 889 substations. SCE’s distribution system, which takes power from substations to the customer, includes approximately 71,500 circuit miles of overhead lines, 40,000 circuit miles of underground lines, 1.5 million poles, 719 distribution substations, 715,527 transformers, and 810,519 area and streetlights, all of which are located in California.

SCE owns and operates the following generating facilities: (1) an undivided 78.21% interest (1,760 MW) in San Onofre Units 2 and 3, which are large pressurized water nuclear generating units located on the California coastline between Los Angeles and San Diego; (2) 36 hydroelectric plants (1,178.9 MW) located in California’s Sierra Nevada, San Bernardino and San Gabriel mountain ranges, three of which (2.7 MW) are no longer operational and will be decommissioned; (3) a diesel-fueled generating plant (9 MW) located on Santa Catalina island off the southern California coast, (4) a natural gas-fueled two unit power plant (1,050 MW) located in Redlands, California, and (5) four gas-fueled, combustion turbine peaker plants located in the cities of Norwalk, Ontario, Rancho Cucamonga and Stanton, California (combined generating capacity of 186 MW).

SCE owns an undivided 56% interest (884.8 MW net) in Mohave, which consists of two coal-fueled generating units that no longer operate located in Clark County, Nevada near the California border. See “SCE: Regulatory Matters — Mohave Generating Station and Related Proceedings” in the MD&A for more information.

SCE owns an undivided 15.8% interest (601 MW) in Palo Verde Units 1, 2 and 3, which are large pressurized water nuclear generating units located near Phoenix, Arizona, and an undivided 48% interest (720 MW) in Units 4 and 5 at Four Corners, which is a coal-fueled generating plant located near the City of Farmington, New Mexico. Palo Verde and Four Corners are operated by Arizona Public Service Company, as operating agent for SCE and other co-owners of these generating units.

At year-end 2008, the SCE-owned generating capacity (summer effective rating) was divided approximately as follows: 43% nuclear, 22% hydroelectric, 22% natural gas, 13% coal, and less than 1% diesel. The capacity factors in 2008 for SCE’s nuclear and coal-fired generating units were: 82% for San Onofre; 78% for Four Corners; and 86% for Palo Verde. For SCE’s hydroelectric plants, generating capacity is dependent on the amount of available water. SCE’s hydroelectric plants operated at a 24% capacity factor in 2008. These plants were operationally available for 73% of the year.

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

Thirty-one of SCE’s 36 hydroelectric plants (some with related reservoirs) are located in whole or in part on United States lands pursuant to 30- to 50-year FERC licenses that expire at various times between 2009 and 2039 (the remaining five plants are located entirely on private property and are not subject to FERC jurisdiction). Such licenses impose numerous restrictions and obligations on SCE, including the right of the United States to acquire projects upon payment of specified compensation. When existing licenses expire, the FERC has the authority to issue new licenses to third parties that have filed competing license applications, but only if their license application is superior to SCE’s and then only upon payment of specified compensation to SCE. New licenses issued to SCE are expected to contain more restrictions and obligations than the expired licenses because laws enacted since the existing licenses were issued require the FERC to give environmental purposes greater consideration in the licensing process. SCE has filed applications for the relicensing of certain hydroelectric projects with an aggregate capacity of approximately 915 MW. Annual licenses have been issued to SCE hydroelectric projects that are undergoing relicensing and whose long-term licenses have expired. Federal Power Act Section 15 requires that the annual licenses be renewed until the long-term licenses are issued or denied.

Substantially all of SCE’s properties are subject to the lien of a trust indenture securing first and refunding mortgage bonds, of which approximately $5.80 billion in principal amount was outstanding on February 27, 2009. Such lien and SCE’s title to its properties generally are also subject to the terms of franchises, licenses, easements, leases, permits, contracts, and other instruments under which properties are held or operated, certain statutes and governmental regulations, liens for taxes and assessments, and certain other liens, prior rights and encumbrances which do not materially affect SCE’s right to use such properties in its business.

SCE’s rights in Four Corners, which is located on land of the Navajo Nation under an easement from the United States and a lease from the Navajo Nation, may be subject to possible defects. These defects include possible conflicting grants or encumbrances not ascertainable because of the absence of, or inadequacies in, the applicable recording law and the record systems of the Bureau of Indian Affairs and the Navajo Nation, the possible inability of SCE to resort to legal process to enforce its rights against the Navajo Nation without Congressional consent, the possible impairment or termination under certain circumstances of the easement and lease by the Navajo Nation, Congress, or the Secretary of the Interior, and the possible invalidity of the trust indenture lien against SCE’s interest in the easement, lease, and improvements on Four Corners.

Nuclear Power Matters of SCE

Information about operating issues related to Palo Verde appears in the MD&A under the heading “SCE: Other Developments — Palo Verde Nuclear Generating Station Outage and Inspection”. Information about nuclear decommissioning can be found under the heading “SCE: Other Developments” in the MD&A and in Notes 1 and 6 of Notes to Consolidated Financial Statements. Information about nuclear insurance can be found in Note 6 of Notes to Consolidated Financial Statements.

California law prohibits the CEC from siting or permitting a nuclear power plant in California until the CEC finds that there exists a federally approved and demonstrated technology or means for the disposal of high-level nuclear waste.

SCE Purchased Power and Fuel Supply

SCE obtains the power needed to serve its customers from its generating facilities and from purchases from qualifying facilities, independent power producers, renewable power producers, the California ISO, and other utilities. In addition, power is provided to SCE’s customers through purchases by the CDWR under contracts with third parties. Sources of power to serve SCE’s customers during 2008 were as follows: 44.0% purchased power; 23.5% CDWR; and 32.5% SCE-owned generation consisting of 17.6% nuclear, 7.1% gas, 5.2% coal, and 2.6% hydro.

Natural Gas Supply

SCE requires natural gas to meet contractual obligations for power tolling agreements (power contracts in which SCE has agreed to provide the natural gas needed for generation under those power contracts) and to serve demand for gas at Mountainview and SCE’s four peaker plants. All of the physical gas purchased by SCE in 2008 was purchased, after competitive bidding, under North American Energy Standards Board agreements (master gas agreements) that define the terms and conditions of transactions with a particular supplier prior to any financial commitment.

In 2007, SCE secured a one-year natural gas storage capacity contract with Southern California Gas Company for the 2007/2008 storage season. Storage capacity was secured to provide operational flexibility and to mitigate potential costs associated with the dispatch of facilities that had tolling agreements with SCE.

Nuclear Fuel Supply

For San Onofre Units 2 and 3, contractual arrangements are in place covering 100% of the projected nuclear fuel requirements through the years indicated below:

Uranium concentrates	2020
Conversion	2020
Enrichment	2020
Fabrication	2015

For Palo Verde, contractual arrangements are in place covering 100% of the projected nuclear fuel requirements through the years indicated below:

Uranium concentrates	2010
Conversion	2011
Enrichment	2013
Fabrication	2016

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

Insurance of SCE

SCE has property and casualty insurance policies, which include excess liability insurance covering liabilities to third parties for bodily injury or property damage resulting from operations. SCE believes that its insurance policies are appropriate in light of its past claims experience. However, no assurance can be given that SCE’s insurance will be adequate to cover all losses. See “SCE: Other Developments — Wildfire Insurance Issues” in the MD&A for further discussion.

Seasonality of SCE Revenue

Due to warmer weather during the summer months, electric utility revenue during the third quarter of each year is generally significantly higher than other quarters.

Environmental Matters Affecting SCE

SCE is subject to environmental regulation by federal, state and local authorities in the jurisdictions in which it operates. This regulation, including in the areas of air and water pollution, waste management, hazardous chemical use, noise abatement, land use, aesthetics, nuclear control and climate change, continues to result in the imposition of numerous restrictions on SCE’s operation of existing facilities, on the timing, cost, location, design, construction, and operation by SCE of new facilities, and on the cost of mitigating the effect of past operations on the environment. For general information regarding the environmental laws and regulations that impact SCE, see “Business of Edison International — Environmental Matters Affecting Edison International.”

Climate Change

SCE will continue to monitor federal, regional, and state developments relating to climate change to determine their impact on its operations. Programs to reduce GHG emissions could significantly increase the cost of generating electricity from fossil fuels, especially coal, as well as the cost of purchased power. Any such cost increases should generally be borne by customers.

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

Air Quality Regulation

Ambient Air Quality Standards

US EPA’s 2006 fine particulate standard significantly expanded the number of regions within SCE’s service territory (i.e., the Mohave Desert region, San Bernardino and Riverside County areas) that now have non-attainment status and will require local air quality agencies to identify particulate emissions reductions from existing sources, as well as requiring fine particulate emission offsets when new or modified sources undergo New Source Review permitting.

SCE believes its Mountainview plant and four peaker plants, which are located in the SCAQMD, are in full compliance with the Best Available Control Technology, also referred to as BACT, and no further emissions reductions are being contemplated from these sources. Additionally, Four Corners is located in an area that meets or exceeds all of the National Ambient Air Quality Standards and has a Federal Implementation Plan in place that is intended to ensure that such standards continue to be met.

Regional Haze

Four Corners is awaiting a final determination on its BART analysis from the US EPA’s regional office. Until such determination is received, SCE is unable to estimate the required expenditures or potential regulatory recovery of those expenditures. See “Other Developments — Environmental Matters — Air Quality Regulation — Regional Haze — New Mexico” in the MD&A for further discussion.

Hazardous Substances and Hazardous Waste Laws

In connection with the ownership and operation of its facilities, SCE may be liable for costs associated with hazardous waste compliance and remediation required by laws and regulations. Through an incentive mechanism, the CPUC allows SCE to recover in retail rates paid by its customers some of the environmental remediation costs at certain sites. Additional information about these laws and regulations appears in Note 6 of Notes to Consolidated Financial Statements.

Water Quality Regulation

Prohibition on the Use of Ocean-Based Once-Through Cooling

The California State Water Resources Control Board is developing a draft state policy on ocean-based, once-through cooling. Further information regarding the cooling water intake structure standards appears in the MD&A under the heading “Other Developments — Environmental Matters — Water Quality Regulation — Clean Water Act — Prohibition on the Use of Ocean-Based Once-Through Cooling”

Electric and Magnetic Fields

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

Business of Edison Mission Energy

EME is a holding company which operates primarily through its subsidiaries and affiliates which are engaged in the business of developing, acquiring, owning or leasing, operating, and selling energy and capacity from independent power production facilities. EME also conducts hedging and energy trading activities in power markets open to competition through EMMT, its subsidiary. EME is an indirect subsidiary of Edison International.

EME was formed in 1986 with two domestic operating power plants. EME’s subsidiaries or affiliates have typically been formed to own full or partial interests in one or more power plants and ancillary facilities, with each plant or group of related plants being individually referred to by EME as a project. EME’s operating projects primarily consist of coal-fired generating facilities, natural gas-fired generating facilities and wind farms. As of December 31, 2008, EME’s subsidiaries and affiliates owned or leased interests in 37 operating projects with an aggregate net physical capacity of 11,019 MW of which EME’s capacity pro rata share was 9,849 MW. At December 31, 2008, 3 wind projects with an EME capacity pro rata share totaling 223 MW of net generating capacity were under construction.

EME is in a capital intensive business and depends on access to the financial markets to fund capital expenditures, meet contractual obligations and support margin and collateral requirements. EME has expanded its business development activities to grow and diversify its existing portfolio of power projects, including building new power plants. In addition, EME has environmental compliance requirements and ongoing capital expenditures for its existing generation fleet. All of these activities require liquidity and access to capital markets at reasonable rates in the future.

Competition and Market Conditions of EME

Historically, investor-owned utilities and government-owned power agencies were the only producers of bulk electric power intended for sale to third parties in the United States. However, the United States electric industry, including companies engaged in providing generation, transmission, distribution and retail sales and service of electric power, has undergone significant deregulation over the last three decades, which has led to increased competition, especially in the generation sector. Most recently, through EPAct 2005, the U.S. Congress recognized that a significant market for electric power generated by independent power producers, such as EME, has developed in the United States and indicated that competitive wholesale electricity markets have become accepted as a fundamental aspect of the electricity industry.

As part of the developments discussed above, the FERC has encouraged the formation of ISOs and RTOs. In those areas where ISOs and RTOs have been formed, market participants have open access to transmission service typically at a system-wide rate. ISOs and RTOs may also operate real-time and day-ahead energy and ancillary service markets, which are governed by FERC-approved tariffs and market rules. The development of such organized markets into which independent power producers are able to sell has reduced their dependence on bilateral contracts with electric utilities. See further discussion of regulations under ‘” Regulation of EME — United States Federal Energy Regulation.”

In various regional markets, electricity market administrators have acknowledged that the markets for generating capacity do not provide sufficient revenues to enable existing merchant generators to recover all of their costs or to encourage new generating capacity to be constructed. Capacity auctions have been implemented in some markets, including PJM, to address this issue. This approach is currently expected to provide significant additional capacity revenues for independent power producers.

EME’s largest power plants are its fossil fuel power plants located in Illinois, which are collectively referred to as the Illinois Plants in this annual report, and the Homer City electric generating station located in Pennsylvania, which is referred to as the Homer City facilities in this annual report. The Illinois Plants and the

Homer City facilities sell power into PJM, an RTO which includes all or parts of Delaware, Illinois, Indiana, Kentucky, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and the District of Columbia.

PJM operates a wholesale spot energy market and determines the market-clearing price for each hour based on bids submitted by participating generators which indicate the minimum prices a bidder is willing to accept to be dispatched at various incremental generation levels. PJM conducts both day-ahead and real-time energy markets. PJM’s energy markets are based on locational marginal pricing, which establishes hourly prices at specific locations throughout PJM. Locational marginal pricing is determined by considering a number of factors, including generator bids, load requirements, transmission congestion and transmission losses. It can also be affected by, among other things, market mitigation measures and energy market price caps.

PJM requires all load-serving entities to maintain prescribed levels of capacity, including a reserve margin, to ensure system reliability. PJM also determines the amount of capacity available from each specific generator and operates capacity markets. PJM’s capacity markets have a single market-clearing price. Load-serving entities and generators, such as EME’s subsidiaries, Midwest Generation, with respect to the Illinois Plants, and EME Homer City, with respect to the Homer City facilities, may participate in PJM’s capacity markets or transact capacity sales on a bilateral basis. For a discussion of legal challenges to the prices resulting from PJM’s capacity auctions, see “Regulatory Matters — PJM Matters — RPM Buyers’ Complaint.”

The Homer City facilities have direct, high voltage interconnections to PJM and also to the NYISO, which controls the transmission grid and energy and capacity markets for New York State. As in PJM, the market-clearing price for NYISO’s day-ahead and real-time energy markets is set by supplier generation bids and customer demand bids.

Sales may also be made from PJM into the MISO RTO, where there is a single rate for transmission access. The MISO, which commenced operation on April 1, 2005, includes all or parts of Illinois, Wisconsin, Indiana, Michigan, Ohio, and other states in the region. The MISO conducts a bilateral market and day-ahead and real-time markets based on locational marginal pricing similar to that of PJM.

For a discussion of the market risks related to the sale of electricity from these generating facilities, see “EMG — Market Risk Exposures” in the MD&A.

EME is subject to intense competition from energy marketers, investor-owned utilities and government-owned power agencies utilities, industrial companies, financial institutions, and other independent power producers. Some of EME’s competitors have a lower cost of capital than most independent power producers and, in the case of utilities, are often able to recover fixed costs through rate base mechanisms, allowing them to build, buy and upgrade generation without relying exclusively on market clearing prices to recover their investments. These companies may also have competitive advantages as a result of their scale and the location of their generation facilities.

Environmental regulations, particularly those that impose stringent state specific emission limits, could put EME’s coal-fired plants at a disadvantage compared with competing power plants operating in nearby states and subject only to federal emission limits. Potential future climate change regulations could also put EME’s coal-fired power plants at a disadvantage compared to both power plants utilizing other fuels and utilities that may be able to recover climate change compliance costs through rate mechanisms. In addition, EME’s ability to compete may be affected by governmental and regulatory activities designed to support the construction and operation of power generation facilities fueled by renewable energy sources.

Power Plants of EME

EME’s operating projects are located within the United States, except for the Doga project in Turkey. As of December 31, 2008, EME’s operations consisted of ownership or leasehold interests in the following operating projects:

							EME’s Capacity
		Primary				Net Physical	Pro Rata
		Electric		Ownership		Capacity	Share
Projects	Location	Purchaser(2)	Fuel Type	Interest		(in MW)	(in MW)

Merchant Power Plants(1)
Illinois Plants	Illinois	PJM	Coal	100%		5,471	5,471
Illinois Plants	Illinois	PJM	Oil/Gas	100%		305	305
Homer City facilities	Pennsylvania	PJM	Coal	100%		1,884	1,884
Goat Wind (Phase I)	Texas	ERCOT	Wind	99.9	%(3)	80	80
Lookout	Pennsylvania	PJM	Wind	100%		38	38
Contracted Power Plants — Domestic
Natural Gas
Big 4 Projects
Kern River	California	SCE	Natural Gas	50%		300	150
Midway-Sunset	California	SCE	Natural Gas	50%		225	113
Sycamore	California	SCE	Natural Gas	50%		300	150
Watson	California	SCE	Natural Gas	49%		385	189
Westside Projects
Coalinga	California	PG&E	Natural Gas	50%		38	19
Mid-Set	California	PG&E	Natural Gas	50%		38	19
Salinas River	California	PG&E	Natural Gas	50%		38	19
Sargent Canyon	California	PG&E	Natural Gas	50%		38	19
March Point	Washington	PSE	Natural Gas	50%		140	70
Sunrise	California	CDWR	Natural Gas	50%		572	286
Wind
Buffalo Bear	Oklahoma	WFEC	Wind	100%		19	19
Crosswinds	Iowa	CBPC	Wind	99	%(3)	21	21
Forward	Pennsylvania	CECG	Wind	100%		29	29
Hardin	Iowa	IPLC	Wind	99	%(3)	15	15
Jeffers	Minnesota	NSPC	Wind	99.9	%(3)	50	50
Minnesota Wind projects(4)	Minnesota	NSPC/IPLC	Wind	75-99	%(3)	83	75
Mountain Wind I	Wyoming	PC	Wind	100%		61	61
Mountain Wind II	Wyoming	PC	Wind	100%		80	80
Odin	Minnesota	MRES	Wind	99.9	%(3)	20	20
San Juan Mesa	New Mexico	SPS	Wind	75%		120	90
Sleeping Bear	Oklahoma	PSCO	Wind	100%		95	95
Spanish Fork	Utah	PC	Wind	100%		19	19
Storm Lake	Iowa	MEC	Wind	100%		109	109
Wildorado	Texas	SPS	Wind	99.9	%(3)	161	161
Coal and Other
American Bituminous	West Virginia	MPC	Waste Coal	50%		80	40
Huntington	New York	LIPA	Biomass	38%		25	9
Contracted Power Plants — International
Doga	Turkey	TEDAS	Natural Gas	80%		180	144

Total						11,019	9,849

(1)	Except for the Watson project, March Point project, Minnesota Wind projects, and the Huntington Waste-to-Energy project, each plant is operated under contract by an EME operations and maintenance subsidiary or plant is operated or managed directly by an EME subsidiary (wholly owned plants).

(2)	Electric purchaser abbreviations are as follows:

CBPC	Corn Belt Power Cooperative	PC	PacifiCorp
CDWR	California Department of Water Resources	PG&E	Pacific Gas & Electric Company
CECG	Constellation Energy Commodities Group, Inc.	PJM	PJM Interconnection, LLC
ERCOT	Electric Reliability Council of Texas	PSCO	Public Service Company of Oklahoma
IPLC	Interstate Power and Light Company	PSE	Puget Sound Energy, Inc.
LIPA	Long Island Power Authority	SCE	Southern California Edison Company
MEC	Mid-American Energy Company	SPS	Southwestern Public Service
MPC	Monongahela Power Company	TEDAS	Türkiye Elektrik Da#itim Anonim Sirketi
MRES	Missouri River Energy Services	WFEC	Western Farmers Electric Cooperative
NSPC	Northern States Power Company

(3)	Represents EME’s current ownership interest. If the project achieves a specified rate of return, EME’s interest will decrease.

(4)	Comprised of seven individual wind projects.

In addition to the facilities and power plants that EME owns, EME uses the term “its” in regard to facilities and power plants that EME or an EME subsidiary operates under sale-leaseback arrangements.

Business Development of EME

Renewable Projects

Wind Projects

EME has made significant investments in wind projects and plans to continue to do so over the next several years, subject to market conditions. Historically, wind projects have received federal subsidies in the form of production tax credits. Production tax credits for a ten-year period are available for new projects placed in service by December 31, 2012.

In seeking to find and invest in new wind projects, EME has entered into joint development agreements with third-party development companies that provide for funding by an EME subsidiary of development costs including through loans (referred to as development loans) and joint decision-making on key contractual agreements such as power purchase contracts, site agreements and permits. Joint development agreements and development loans may be for a specific project or a group of identified and future projects and generally grant EME the exclusive right to acquire related projects. In addition to joint development agreements, EME may purchase wind projects from third-party developers in various stages of development, construction or operation.

In general, EME funds development costs under joint development agreements through development loans which are secured by project specific assets. A project’s development loans are repaid upon the completion of the project. If the project is purchased by EME, repayment is to be made from proceeds received from EME in connection with the purchase. In the event EME declines to purchase a project, repayment is made from proceeds received from the sale of the project to third parties or from other sources as available.

As of December 31, 2008, EME had a development pipeline of potential wind projects with a projected installed capacity of approximately 5,000 MW. The development pipeline represents potential projects with respect to which EME either owns the project rights or has exclusive acquisition rights. Completion of development of a wind project may take a number of years due to factors that include local permit requirements, and availability and prices of equipment. Furthermore, successful completion of a wind project is dependent upon obtaining permits and agreements necessary to support an investment.

There is no assurance that each project included in the development pipeline currently or added in the future will be successfully completed.

See “Edison Mission Group — EMG: Liquidity — Capital Expenditures — Expenditures for New Projects” and “Commitments, Guarantees and Indemnities — Turbine Commitments” in the MD&A for further discussion.

Solar Projects

During 2008, EME submitted bids in competitive solicitations to supply power from solar projects under development in the southwestern United States. Initial site and equipment selection have been completed along with preliminary economic feasibility studies. Further project development activities are underway to obtain transmission interconnection, site control, and construction costs estimates, and to negotiate power sales agreements. To support development activities, EME entered into an agreement with First Solar Electric, LLC to provide design, engineering, procurement, and construction services for solar projects for identified customers, subject to the satisfaction of certain contingencies and entering into definitive agreements for such services for each project.

Thermal Projects

During the first quarter of 2008, a subsidiary of EME was awarded by SCE, through a competitive bidding process, a ten-year power sales contract for the output of a 479 MW gas-fired peaking facility located in the City of Industry, California, which is referred to as the Walnut Creek project. Deliveries under the power sales agreement are scheduled to commence in 2013. During the fourth quarter of 2008, EME and its subsidiary terminated a turbine supply agreement for the project to preserve capital and recorded a pre-tax charge of $23 million ($14 million, after tax). EME plans to purchase turbines for the project subject to resolution of uncertainty regarding the availability of required emission credits. For further discussion of the status of this project, see “Other Developments — Environmental Matters — Priority Reserve Legal Challenges” in the MD&A.

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

•	Hedging — EMMT engages in the sale and hedging of electricity and purchase of fuels (other than coal) through intercompany contracts with EME’s subsidiaries that own or lease the Illinois Plants and the Homer City facilities, and in hedging activities associated with EME’s merchant wind energy facilities. The objective of these activities is to sell the output of the power plants on a forward basis or to hedge the risk of future change in the price of electricity, thereby increasing the predictability of earnings and cash flows. Hedging activities are typically weighted toward on-peak periods and may include load service requirements contracts with local utilities. EMMT also conducts hedging associated with the purchase of fuels, including natural gas and fuel oil. Transactions entered into related to hedging activities are designated separately from EMMT’s trading activities and are recorded in what EMMT calls its hedge book. Not all of the contracts entered into by EMMT for hedging activities qualify for hedge accounting under SFAS No. 133. See “EMG: Market Risk Exposures — Accounting for Energy Contracts” in the MD&A for a discussion of accounting for derivative contracts.

•	Trading — As an extension of its marketing and hedging activities, EMMT seeks to generate trading profits from the volatility of the price of electricity, fuels and transmission by buying and selling contracts for their sale or provision, as the case may be, in wholesale markets under limitations approved by EME’s risk management committee. These activities include load service requirements contracts awarded through auctions by local utilities where EMMT subsequently hedges a significant portion of the forward price risk. EMMT records these transactions in what it calls its proprietary book.

In conducting EME’s hedging and trading activities, EME contracts with a number of utilities, energy companies, financial institutions, and other companies, collectively referred to as counterparties. In the event a counterparty were to default on its trade obligation, EME would be exposed to the risk of possible loss associated with re-contracting the product at a price different from the original contracted price if the non-performing counterparty were unable to pay the resulting damages owed to EME. Further, EME would be exposed to the risk of non-payment of accounts receivable accrued for products delivered prior to the time a counterparty defaulted.

To manage credit risk, EME looks at the risk of a potential default by counterparties. Credit risk is measured by the loss that EME would expect to incur if a counterparty failed to perform pursuant to the terms of its contractual obligations. EME measures, monitors and mitigates credit risk to the extent possible. To mitigate credit risk from counterparties, master netting agreements are used whenever possible and counterparties may be required to pledge collateral when deemed necessary. EME also takes other appropriate steps to limit or lower credit exposure.

EME has established processes to determine and monitor the creditworthiness of counterparties. EME manages the credit risk of its counterparties based on credit ratings using published ratings of counterparties and other publicly disclosed information, such as financial statements, regulatory filings, and press releases, to guide it in the process of setting credit levels, risk limits and contractual arrangements, including master netting agreements. A risk management committee regularly reviews the credit quality of EME’s counterparties. Despite this, there can be no assurance that these efforts will be wholly successful in mitigating credit risk or that collateral pledged will be adequate.

EME’s merchant operations expose it to commodity price risk. Commodity price risks are actively monitored by a risk management committee to ensure compliance with EME’s risk management policies. Policies are in place which define risk management processes, and procedures exist which allow for monitoring of all commitments and positions with regular reviews by EME’s risk management committee. EME uses “gross margin at risk” to identify, measure, monitor and control its overall market risk exposure with respect to hedge positions of the Illinois Plants, the Homer City facilities, and the merchant wind projects, and “value at risk” to identify, measure, monitor and control its overall risk exposure in respect of its trading positions. The use of these measures allows management to aggregate overall commodity risk, compare risk on a consistent basis and identify risk factors. Value at risk measures the possible loss, and gross margin at risk measures the potential change in value, of an asset or position, in each case over a given time interval, under normal market conditions, at a given confidence level. Given the inherent limitations of these measures and reliance on a single type of risk measurement tool, EME supplements these approaches with the use of stress testing and worst-case scenario analysis for key risk factors, as well as stop-loss triggers and counterparty credit exposure limits. Despite this, there can be no assurance that all risks have been accurately identified, measured and/or mitigated.

In executing agreements with counterparties to conduct hedging or trading activities, EME generally provides credit support when necessary through margining arrangements (agreements to provide or receive collateral, letters of credit or guarantees based on changes in the market price of the underlying contract under specific terms). To manage its liquidity, EME assesses the potential impact of future price changes in determining the amount of collateral requirements under existing or anticipated forward contracts. There is no assurance that EME’s liquidity will be adequate to meet margin calls from counterparties in the case of extreme market changes or that the failure to meet such cash requirements would not have a material adverse effect on its liquidity. See “Item 1A. Risk Factors.” See “Item 1A. Risk Factors — Risks Relating to EMG.”

Significant Customers

In the past three fiscal years, EME’s merchant plants sold electric power generally into the PJM market by participating in PJM’s capacity and energy markets or by selling capacity and energy on a bilateral basis. Sales into PJM accounted for approximately 50%, 51% and 58% of EME’s consolidated operating revenues for the years ended December 31, 2008, 2007 and 2006, respectively. Beginning in January 2007, EME also derived a significant source of its revenues from the sale of energy, capacity and ancillary services generated at the Illinois Plants to Commonwealth Edison under load requirements services contracts. Sales under these contracts accounted for 12% and 19% of EME’s consolidated operating revenues for the years ended December 31, 2008 and 2007, respectively. For the year ended December 31, 2008, a third customer, Constellation Energy Commodities Group, Inc. accounted for 10% of EME’s consolidated operating revenues. Sales to Constellation are primarily generated from EME’s merchant plants and largely consist of energy sales under forward contracts.

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

The EME Homer City property insurance program currently covers losses up to $1.325 billion. Under the terms of the participation agreements entered into on December 7, 2001 as part of the sale-leaseback transaction of the Homer City facilities, EME Homer City is required to maintain specified minimum insurance coverages if and to the extent that such insurance is available on a commercially reasonable basis. Although the insurance covering the Homer City facilities is comparable to insurance coverages normally carried by companies engaged in similar businesses, and owning similar properties, the insurance coverages that are in place do not meet the minimum insurance coverages required under the participation agreements. Due to the current market environment, the minimum insurance coverage is not commercially available at reasonable prices. EME Homer City has obtained a waiver under the participation agreements which will permit it to maintain its current insurance coverage through June 1, 2009.

Seasonality of EME

Due to higher electric demand resulting from warmer weather during the summer months and cold weather during the winter months, electric revenues from the Illinois Plants and the Homer City facilities vary substantially on a seasonal basis. In addition, maintenance outages generally are scheduled during periods of lower projected electric demand (spring and fall) further reducing generation and increasing major maintenance costs which are recorded as an expense when incurred. Accordingly, earnings from the Illinois Plants and the Homer City facilities are seasonal and have significant variability from quarter to quarter. Seasonal fluctuations may also be affected by changes in market prices. See “EMG: Market Risk Exposures — Commodity Price Risk — Energy Price Risk Affecting Sales from the Illinois Plants” and “— Energy Price Risk Affecting Sales from the Homer City Facilities” in the MD&A for further discussion regarding market prices.

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

The laws and regulations that affect EME and its operations are in a state of flux. Complex and changing environmental and other regulatory requirements could necessitate substantial expenditures and could create a significant risk of expensive delays or significant loss of value if a project were to become unable to function as planned due to changing requirements or local opposition.

United States Federal Energy Regulation

The FERC has ratemaking jurisdiction and other authority with respect to wholesale sales and interstate transmission of electric energy (other than transmission that is “bundled” with retail sales) under the FPA and with respect to certain interstate sales, transportation and storage of natural gas under the Natural Gas Act of 1938. The enactment of PURPA and the adoption of regulations under PURPA by the FERC provided incentives for the development of cogeneration facilities and small power production facilities using alternative or renewable fuels by establishing certain exemptions from the FPA and PUHCA 1935 for the owners of qualifying facilities. Independent power production has been further encouraged by the passage of the Energy Policy Act in 1992, which provided additional exemptions from PUHCA 1935 for EWGs and foreign utility companies, and the EPAct of 2005, which included provisions for the repeal of PUHCA 1935, amendments to PURPA, merger review reform, the introduction of new regulations regarding transmission operation improvements, FERC authority to impose civil penalties for violation of its regulations, transmission rate reform, incentives for various generation technologies and the extension of production tax credits for wind and other specified types of generation.

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

Most qualifying facilities, as that term is defined in PURPA, are exempt from the ratemaking and several other provisions of the FPA. EWGs certified in accordance with the FERC’s rules under PUHCA 2005 are subject to the FPA and to the FERC’s ratemaking jurisdiction thereunder, but the FERC typically grants EWGs the authority to sell power at market-based rates to purchasers which are not affiliated electric utility companies as long as the absence of market power is shown. As of December 31, 2008, EME’s power marketing subsidiaries, including EMMT, and a number of EME’s operating projects, including the Homer City facilities and the Illinois Plants, were authorized by the FERC to make wholesale market sales of power at market-based rates and were subject to the FERC ratemaking regulation under the FPA. EME’s future domestic non-qualifying facility independent power projects will also be subject to the FERC jurisdiction on rates.

The FPA also grants the FERC jurisdiction over the sale or transfer of specified assets, including wholesale power sales contracts and generation facilities, and in some cases, jurisdiction over the issuance of securities or the assumption of specified liabilities and some interlocking directorates. Dispositions of EME’s jurisdictional assets or certain types of financing arrangements may require FERC approval.

Public Utility Regulatory Policies Act of 1978

PURPA provides two primary benefits to qualifying facilities. First, all cogeneration facilities that are qualifying facilities are exempt from certain provisions of the FPA and regulations of the FERC thereunder. Second, the FERC regulations promulgated under PURPA required that electric utilities purchase electricity generated by qualifying facilities at a price based on the purchasing utility’s avoided cost (unless, pursuant to EPAct 2005, the FERC has determined that the relevant market meets certain conditions for competitive, nondiscriminatory access), and that the utilities sell back up power to the qualifying facility on a nondiscriminatory basis. The FERC’s regulations also permitted qualifying facilities and utilities to negotiate agreements for utility purchases of power at prices different from the utility’s avoided costs.

Several of EME’s projects, including the Big 4 projects, the Westside projects, American Bituminous, and March Point, are qualifying cogeneration facilities. To be a qualifying cogeneration facility, a cogeneration facility must produce electricity and useful thermal energy for an industrial or commercial process or heating or cooling applications in certain proportions to the facility’s total energy output, and must meet certain efficiency standards. If one of the projects in which EME has an interest were to lose its qualifying facility status, the project would no longer be entitled to the qualifying facility-related exemptions from regulation. As a result, the project could become subject to rate regulation by the FERC under the FPA and additional state regulation. Loss of qualifying facility status could also trigger defaults under covenants to maintain qualifying facility status in the project’s power sales agreements, steam sales agreements and financing agreements and result in refund claims from utility customers, termination, penalties or acceleration of indebtedness under such agreements. If a power purchaser were to cease taking and paying for electricity or were to seek to obtain refunds of past amounts paid because of the loss of qualifying facility status, it might not be possible to recover the costs incurred in connection with the project through sales to other purchasers. EME endeavors to monitor regulatory compliance by its qualifying facility projects in a manner that minimizes the risks of losing these projects’ qualifying facility status.

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

Illinois Power Procurement

The Illinois Power Agency Act, signed into law on August 28, 2007, establishes a new process for Commonwealth Edison and the Ameren Illinois utilities to procure power for their bundled-rate customers. On July 1, 2008, the two utilities began procuring power for bundled-rate customers by means of existing full requirements contracts that have not yet expired, certain multi-year swap contracts that they entered into with their affiliates pursuant to the Illinois Power Agency Act, and a competitive request for proposal procurement of standard wholesale power products run by independent procurement administrators with the oversight and approval of the Illinois Commerce Commission. The Illinois Power Agency Act provides further that starting in June 2009, a newly created Illinois Power Agency will be responsible for the administration, planning and procurement of power for Commonwealth Edison and the Ameren Illinois utilities’ bundled-rate customers using a portfolio-managed approach that is to include competitively procured standard wholesale products and renewable energy resources. The Illinois Commerce Commission will continue in its role of oversight and approval of the power planning and procurement for bundled retail customers of the utilities.

On January 7, 2009, the Illinois Commerce Commission approved a procurement plan for 2009 that was proposed by the Illinois Power Agency. The plan, which is based on five-year demand forecasts, proposes a laddered procurement strategy for the period beginning in 2009 and ending in 2014. In 2009, the Illinois Power Agency is expected to acquire through a single request for proposals roughly one third of the forecasted demand for bundled load for Commonwealth Edison and Ameren. Renewable requirements, in the first year, will be purchased by way of one-year renewable energy credits; longer contracts may be included in future procurements if required by law or if approved by the Illinois Commerce Commission. The Illinois Power Agency issued its request for proposals in February 2009 and plans to conduct its procurement between mid-March and mid-April 2009.

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

RPM CONE

On December 12, 2008, PJM submitted revised RPM Tariff sheets pursuant to Section 205 of the FPA, proposing RPM auction modifications (relating to CONE) values, including a proposal to modify how scarcity pricing revenues are incorporated in the Net Energy and Ancillary Services Revenue Offset, new rules for participation of demand side management resources in the RPM auctions, and a proposed holdback of 2.5% of the reliability requirement from the Base Residual Auction. The CONE is used to construct the demand curve for RPM auctions, and its level affects the clearing price for those auctions (which is determined at the intersection of the supply and demand curves).

On February 9, 2009, PJM and several other parties to the proceedings filed a proposed settlement with the FERC with a proposed effective date of March 27, 2009. The CONE values in the proposed settlement represent a 10% decrease from those contained in PJM’s December 12, 2008 filing. The proposed settlement would retain the 2.5% holdback proposed in PJM’s December 12 filing and would increase the length of forward commitment for new capacity resources to seven years, instead of the five years originally proposed by PJM.

There was a high level of opposition to PJM’s proposed modifications from buyers and consumers, and a similarly high level of opposition is expected with respect to the proposed settlement. The effect of the FERC’s actions on future RPM auctions cannot be determined at this time. The CONE as proposed for the May 2009 RPM auction for the 2012/2013 delivery year is higher than what is currently effective in the tariff.

Environmental Matters Affecting EME

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

Utility purchasers of power generated by EME’s power plants in California are subject to the EPS requirements of SB 1368. At this time, EME believes that all of its facilities in California meet the GHG EPS contemplated by SB1368, but will continue to monitor the regulations, as they are developed, for potential impact on existing facilities and projects under development.

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

Clean Air Interstate Rule

EME expects that compliance with the CAIR and the regulations and revised SIPs developed as a consequence of the CAIR will result in increased capital expenditures and operating expenses. EME’s approach to meeting these obligations will consist of a blending of capital expenditure and emission allowance purchases that will be based on an ongoing assessment of the dynamics of its market conditions.

Illinois

On December 11, 2006, Midwest Generation entered into an agreement with the Illinois EPA to reduce mercury, NOx and SO2 emissions at the Illinois Plants. The agreement has been embodied in an Illinois rule called the Combined Pollutant Standard or CPS. All of Midwest Generation’s Illinois coal-fired electric generating units are subject to the CPS. For further discussion of the CPS, see information under the heading “Other Developments — Environmental Matters — Air Quality Regulation — Clean Air Interstate Rule — Illinois” in the MD&A.

Pennsylvania

On December 18, 2007, the Pennsylvania Environmental Quality Board approved the Pennsylvania CAIR. This rule has been submitted to the US EPA for approval as part of the Pennsylvania SIP. The Pennsylvania CAIR is substantively similar to the CAIR. EME Homer City will be subject to the federal CAIR rule during 2009 and expects to be able to comply with the NOx requirement using its existing SCR system. The Pennsylvania CAIR, including both NOx and SO2 limits, is expected to become effective in 2010. EME Homer City expects to comply with Pennsylvania CAIR through the continued operation of its scrubber on Unit 3 to reduce SO2 emissions and the purchase of SO2 allowances.

Clean Air Mercury Rule

EME’s coal-fired electric generating facilities are already subject to significant unit-specific mercury emission reduction requirements under Illinois and Pennsylvania law. As discussed in the MD&A, under the heading “Other Developments — Environmental Matters — Air Quality Regulation — Clean Air Mercury Rule,” in February 2008, the D.C. Circuit Court vacated the CAMR and in February 2009, the U.S. Supreme Court declined to review the D.C. Circuit’s decision. Until CAMR is replaced by a new mercury rule, mercury regulation will come from state regulatory bodies. As described below, EME’s coal-fired electric generating facilities are already subject to significant unit-specific mercury emission reduction requirements under Illinois and Pennsylvania law (although, as noted below, a Pennsylvania court has recently invalidated Pennsylvania’s mercury regulations). Until new federal standards are developed, EME will not be able to determine whether it will be necessary to undertake measures beyond those required by state regulations.

Illinois

The final state rule for the reduction of mercury emissions in Illinois was adopted and became effective on December 21, 2006. The rule requires a 90% reduction of mercury emissions from coal-fired power plants averaged across company-owned Illinois stations and a minimum reduction of 75% for individual generating sources by July 1, 2009. The rule requires each station to achieve a 90% reduction by January 1, 2014 and, because emissions are measured on a rolling 12-month average, stations must install equipment necessary to meet the January 1, 2014, 90% reduction by January 1, 2013.

On December 11, 2006, Midwest Generation entered into an agreement with the Illinois EPA to reduce mercury, NOX and SO2 emissions at the Illinois Plants. The agreement has been embodied in an Illinois rule called the CPS. Midwest Generation’s compliance with the CPS supersedes the mercury rule described above for the Illinois Plants. The principal emission standards and control technology requirements for mercury under the CPS are as described below:

Beginning in calendar year 2015, and continuing thereafter on a rolling 12-month basis, Midwest Generation must either achieve an emission standard of .008 lbs mercury/GWh gross electrical output or a minimum 90% reduction in mercury for each unit (except Unit 3 at the Will County Station, which shall be included in calendar year 2016). In addition to these standards, Midwest Generation must install and operate the following specific control technologies:

•	Activated carbon injection equipment on all operating units at the Crawford, Fisk and Waukegan Stations by July 1, 2008, and on all operating units at the Powerton, Will County and Joliet Stations by July 1, 2009.

•	Cold side electrostatic precipitator or baghouse on Unit 7 at the Waukegan Station by December 31, 2013 and on Unit 3 at the Will County Station by December 31, 2015.

Midwest Generation has installed activated carbon injection technology for the removal of mercury in 2008 for Crawford, Fisk and Waukegan Stations and is in the process of installing this technology in 2009 for Joliet, Powerton and Will County Stations. Capital expenditures relating to these controls were $37 million through 2008 and are expected to be $6 million in 2009.

Pennsylvania

On February 17, 2007, the PADEP published in the Pennsylvania Bulletin regulations that would require coal-fired power plants to reduce mercury emissions by 80% by 2010 and 90% by 2015. The rule does not allow the use of emissions trading to achieve compliance. The rule became final upon publication. The Pennsylvania CAMR SIP, which embodies PADEP’s mercury regulation, was pending approval by the US EPA prior to the February 8, 2008 Court of Appeals decision vacating the federal CAMR. On September 15, 2008, PPL Generation filed a Petition for Review with the Commonwealth Court seeking relief from Pennsylvania’s mercury rule for coal-fired power plants, alleging that the PADEP cannot regulate power plant emission sources under Section 111 of the CAA, but must instead consider emission controls on a case-by-case basis as required by Section 112. On January 30, 2009, the Court issued an opinion declaring Pennsylvania’s mercury rule unlawful, invalid and unenforceable, and enjoining Pennsylvania from continued implementation and enforcement of the rule. The PADEP has appealed this matter to the Pennsylvania Supreme Court. EME cannot predict the outcome of this matter.

If the Homer City facilities are required to meet the 2010 deadline for mercury emissions reductions, EME Homer City would plan to achieve compliance by operating an existing FGD system on one generating unit and utilizing an appropriate combination of sorbent injection and coal washing on the other two units. In order to meet reductions in emissions by the 2015 deadline, it is likely that additional environmental control equipment will need to be installed. If additional environmental equipment is required in the form of FGD equipment, EME would need to make commitments during 2011 or 2012. EME continues to study available environmental control technologies and estimated costs to reduce SO2 and mercury and to monitor developments related to mercury and other environmental regulations.

Ambient Air Quality Standards

The US EPA designated non-attainment areas for its 8-hour ozone standard on April 30, 2004, and for its fine particulate matter standard on January 5, 2005. Almost all of EME’s facilities are located in counties that have been identified as being in non-attainment with both standards. On September 22, 2006, the US EPA issued a final rule that implements the revisions to its fine particulate standard originally proposed on January 17, 2006. Under the new rule, the annual standard remains the same as originally proposed but the 24-hour fine particulate standard is significantly more stringent. On February 24, 2009, the U.S. Court of Appeals for the D.C. Circuit remanded the annual fine particulate matter standard to the US EPA for review. The more stringent 24-hour fine particulate standard (and, depending on the course of the remand, a further revised annual standard) may require states to impose further emission reductions beyond those necessary to meet the existing standards. Edison International anticipates that any such further emission reduction obligations would not be imposed under this standard until 2015 at the earliest, and intends to consider such rules as part of its overall plan for environmental compliance.

On March 12, 2008, the US EPA issued a final rule to make revisions in the primary and secondary national ambient air quality standards for ozone. With regard to the primary and standards for ozone, US EPA reduced the level of the 8-hour standard to 0.075 parts per million (ppm). The US EPA solicited comment on alternative levels down to 0.060 ppm and up to and including retaining the current 8-hour standard of 0.080 ppm (effectively 0.084 ppm using current data rounding conventions). The rule may require states to impose further emission reductions beyond those necessary to meet the existing standards, Edison International anticipates that any such further emission reduction obligations would not be imposed under this standard until 2015 at the earliest, and intends to consider such rules as part of its overall plan for environmental compliance.

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

The Illinois Plants have complied with the NOx regulations by installing advanced burner technology and by purchasing additional allowances. Midwest Generation plans to continue to purchase allowances as it implements the agreement it reached with the Illinois EPA, but expects to purchase fewer allowances as the required technology improvements are implemented.

The Illinois EPA has begun to develop SIPs to meet National Ambient Air Quality Standards for 8-hour ozone and fine particulates with the intent of bringing non-attainment areas, such as Chicago, into attainment. The SIPs are expected to deal with all emission sources, not just power generators, and to address emissions of NOx, SO2, and volatile organic compounds. The SIP for 8-hour ozone was to be submitted to the US EPA by June 15, 2007, but is currently expected to be submitted in early 2009. The SIP for fine particulates was to be submitted to the US EPA by April 5, 2008, but is currently expected to be submitted in 2010.

The CPS requires Midwest Generation to install air pollution controls that will contribute to attainment with the ozone and fine particulate matter per National Ambient Air Quality Standards. Edison International does not know at this time whether the reductions required by the CPS will be sufficient for compliance with future ozone and particulate matter regulations. See “— Clean Air Interstate Rule — Illinois” for further discussion.

Pennsylvania

In June 2007, the PADEP requested a redesignation of Clearfield and Indiana counties to attainment with respect to the 8-hour ozone standard. The PADEP also submitted a maintenance plan indicating that the existing (and upcoming) regulations controlling emissions of volatile organic compounds and NOx will result in continued compliance with the 8-hour ozone standard. Accordingly, Edison International believes that the Homer City facilities will likely not need to install additional pollution control as a result of the 8-hour ozone standard.

With respect to fine particulates, Pennsylvania has not proposed new regulations to achieve compliance with the National Ambient Air Quality Standard for fine particulates. The SIP with respect to this standard was due to the US EPA by April 5, 2008, but has not been submitted. Edison International is unable to predict the timing of the SIP or its potential effect on the Homer City facilities.

Hazardous Substances and Hazardous Waste Laws

With respect to EME’s potential liabilities arising under CERCLA or similar laws for the investigation and remediation of contaminated property, EME accrues a liability to the extent the costs are probable and can be reasonably estimated. Midwest Generation has accrued approximately $4 million at December 31, 2008 for estimated environmental investigation and remediation costs for the Illinois Plants. This estimate is based upon the number of sites, the scope of work and the estimated costs for investigation and/or remediation where such expenditures could be reasonably estimated. Future estimated costs may vary based on changes in regulations or requirements of federal, state, or local governmental agencies, changes in technology, and actual costs of disposal. In addition, future remediation costs will be affected by the nature and extent of contamination discovered at the sites that requires remediation. Given the prior history of the operations at its facilities, EME cannot be certain that the existence or extent of all contamination at its sites has been fully identified. However, based on available information, management believes that future costs in excess of the amounts disclosed on all known and quantifiable environmental contingencies will not be material to EME’s financial position.

Water Quality Regulation

Clean Water Act — Cooling Water Standards and Regulations

EME has collected impingement and entrainment data at its potentially affected Midwest Generation facilities in Illinois to begin the process of determining what corrective actions might need to be taken under the previous rule. Because there are no defined compliance targets absent a new rule, EME is currently in the process of generally reviewing a wide range of possible control technologies. Although the rule to be generated in the new rulemaking process could have a material impact on EME’s operations, until the final compliance criteria have been published, EME cannot reasonably determine the financial impact.

Illinois Effluent Water Quality Standards

The Illinois EPA is considering the adoption of a rule that would impose stringent thermal and effluent water quality standards for the Chicago Area Waterway System and Lower Des Plaines River. Midwest Generation’s Fisk, Crawford, Joliet and Will County stations all use water from the affected waterways for cooling purposes and the rule, if implemented, is expected to affect the manner in with those stations use water for station cooling. See “Other Developments — Environmental Matters — Water Quality Regulation — State Water Quality Standards — Illinois” in the MD&A for more information.

Coal Combustion Wastes

US EPA regulations currently classify coal combustion wastes as solid wastes that are exempt from hazardous waste requirements under what is known as the Bevill Amendment. The exemption applies to fly ash, bottom, slag, and flue gas emission control wastes generated from the combustion of coal or other fossil fuels. The US EPA has studied coal combustion wastes extensively and in 2000 concluded that fossil fuel combustions wastes do not warrant regulation as a hazardous waste under Subtitle C of the Resource Conservation and Recovery Act. However, the US EPA also concluded, in 2000 and again in a 2007 Notice of Data Availability and request for public comment, that coal combustion wastes disposed of in surface impoundments and landfills, or used for minefill, do require regulation under Subtitle D (as solid wastes) under the Resource Conservation and Recovery Act. The current classification of coal combustion wastes as exempt from hazardous waste requirements enables beneficial uses of coal combustion wastes, such as for cement production and fill materials. The Illinois Plants currently sell a significant portion of their coal combustion wastes for beneficial uses.

Legislation has been introduced in the U.S. House of Representatives and the US EPA is reviewing options for regulation of coal ash. The US EPA and many state regulatory agencies, including the Illinois EPA and the PADEP, are reviewing existing ash storage and disposal units and the adequacy of existing regulatory standards. EME is monitoring state legislative and regulatory activity, specifically in Illinois, Pennsylvania and West Virginia, but cannot predict the outcome of this activity.

Additional regulation of the storage, disposal, and beneficial uses of coal combustion wastes would affect the costs and the manner in which EME conducts its business, and would likely require EME to make additional capital expenditures with no assurance that the increased costs could be recovered from customers.

Employees of EME

At December 31, 2008, EME and its subsidiaries employed 1,889 people, including:

•	approximately 746 employees at the Illinois Plants covered by a collective bargaining agreement governing wages, certain benefits and working conditions. This collective bargaining agreement will expire on December 31, 2009. Midwest Generation also has a separate collective bargaining agreement governing retirement, health care, disability and insurance benefits that expires on June 15, 2010; and

•	approximately 193 employees at the Homer City facilities covered by a collective bargaining agreement governing wages, benefits and working conditions. This collective bargaining agreement will expire on December 31, 2012.

Business of Edison Capital

Edison Capital has investments worldwide in energy and infrastructure projects, including power generation, electric transmission and distribution, transportation, and telecommunications. Edison Capital also has investments in affordable housing projects located throughout the United States.

At the end of 2005, the employees of Edison Capital were transferred to EME and a services agreement was executed effective December 26, 2005 to provide for intercompany charges for services provided by EME to Edison Capital. During December 2005, Edison Capital dividended a portion of its wind projects to its parent company, EMG. The projects were then contributed to EME. During the first half of 2006, Edison Capital made a dividend of its remaining wind projects to EMG, and the projects were subsequently contributed to EME.

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

Leveraged Leases

As of December 31, 2008, Edison Capital is the lessor with an investment balance of $2.5 billion in the following leveraged leases:

					Investment
				Basic Lease	Balance
Transaction	Asset		Location	Term Ends	(In millions)

Domestic Leases
MCV • Midland Cogeneration
Ventures, selling power to
Consumers Energy
Company	1,500 MW gas-fired cogeneration plant		Midland, Michigan	2015	$2
Vidalia • selling power to Entergy Louisiana, City of Vidalia	192 MW hydro power plant		Vidalia, Louisiana	2020	$82
Beaver Valley • selling power to Ohio Edison Company,
Centerior Energy
Corporation	836 MW nuclear power plant		Shippingport, Pennsylvania	2017	$66
American Airlines	3 Boeing 767 ER aircraft		Domestic and international routes	2016	$50

Cross-border Leases
EPON • power generation company	1,675 MW combined cycle, gas-fired power plant (3 of 5 units	)	Netherlands	2016	$432
EPZ • consortium of
government electric
distribution companies	580 MW coal/gas-fired power plant		Netherlands	2016	$100
ESKOM • government integrated utility	4,110 MW coal-fired power plant (3 of 6 units	)	South Africa	2018	$632
ETSA • government
integrated utility	3,665 miles electric transmission system		South Australia	2022	$303
NV Nederlandse Spoorwegen • national rail authority	40 electric locomotives		Netherlands	2011	$39
Swisscom • government telecom utility	Telecom conduit		Switzerland	2028	$800

The rent paid by the lessee is expected to cover debt payments and provide a profit to Edison Capital. As lessor, Edison Capital also claims the tax benefits, such as depreciation of the asset or amortization of lease payments and interest deductions. All regulatory, operating, maintenance, insurance and decommissioning costs are the responsibility of the lessees. The lessees’ performance is secured not only by the project assets, but also by other collateral that was valued as of December 31, 2008, in the aggregate at approximately $1.5 billion against $2.5 billion invested in leveraged leases. The lenders have a priority lien against the assets but the loans are non-recourse to Edison Capital. Edison Capital’s leveraged lease investments depend upon the performance of the asset, the lessee’s performance of its contract obligations, enforcement of remedies and sufficiency of the collateral in the event of default, and realization of tax benefits.

Infrastructure Funds

Edison Capital holds a minority interest as a limited partner in three separate funds that invest in infrastructure assets in Latin America, Asia and countries in Europe with emerging economies. Edison Capital is also a member of the investment committee of each fund. At December 31, 2008, Edison Capital had an investment balance of $12 million in the Latin America fund, $2 million in the Asia fund, and $19 million in the emerging Europe fund. As of December 31, 2008, Edison Capital did not have any additional investment commitments to these funds. The fund managers look to exit the investments on favorable terms which provide a return to the limited partners from appreciation in the value of the investment. The ability to exit investments on favorable terms depends upon many factors, including the economic conditions in each region, the performance of the asset, and whether there is a public or private market for these interests. For some fund investments there may also be foreign currency exchange rate risk.

Affordable Housing Investments of Edison Capital

At December 31, 2008, Edison Capital had a net investment of $7 million in approximately 313 affordable housing projects with approximately 25,000 units rented to qualifying low-income tenants in 35 states. These investments are usually in the form of majority interests in limited partnerships or limited liability companies. With a few exceptions, the projects are managed by third parties. For 105 projects, Edison Capital has guaranteed a minimum return to the syndicated investor. Edison Capital retained a minority interest in, and continues to monitor, all of the syndicated investments. Edison Capital is entitled to low-income housing tax credits, depreciation and interest deductions, and a small percentage of cash generated from the projects. Edison Capital’s tax credits from these projects could be recaptured by the Internal Revenue Service if, among other things, the project fails to comply with the requirements of the tax credit program, costs are excluded from the eligible basis used to compute the amount of tax credits, or the project changes ownership through foreclosure. In most cases, Edison Capital is indemnified by the project manager (or parties related to it) against some losses, but there is no assurance of collecting against such indemnities. As of year-end 2008, Edison Capital had not experienced any significant recapture of tax credits from its affordable housing projects.

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

Edison International is a holding company and, as such, Edison International has no operations of its own. Edison International’s ability to meet its financial obligations and to pay dividends on its common stock at the current rate is primarily dependent on the earnings and cash flows of its subsidiaries and their ability to pay upstream dividends or to repay funds to Edison International. Prior to funding Edison International, Edison International’s subsidiaries have financial and regulatory obligations that must be satisfied, including, among others, debt service and preferred stock dividends. Financial market and economic conditions may have an adverse effect on Edison International’s subsidiaries. See “Risks Relating to SCE” and “Risks Relating to EME” below for further discussion.

Edison International’s cash flows and earnings could be adversely affected by tax developments relating to Edison Capital’s lease transactions.

Edison Capital entered into certain types of lease transactions which have been challenged by the Internal Revenue Service. Edison International is currently engaged in attempts to settle such challenges, but if it is unable to do so on acceptable terms and is not successful in its defense of the tax treatment of those transactions, the payment of taxes could have a significant impact on cash flows. Also, the adoption of changes in accounting policies relating to the accounting for leases could cause a material effect on reported earnings by requiring Edison International to reverse earnings previously recognized as a current period adjustment and to report these earnings over the remaining life of the leases. More information regarding the lease transactions is contained in the MD&A under the heading “Other Developments — Federal Income Taxes.”

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

SCE is a regulated entity subject to CPUC jurisdiction in almost all aspects of its business, including the rates, terms and conditions of its services, procurement of electricity for its customers, issuance of securities, dispositions of utility assets and facilities and aspects of the siting and operations of its electricity distribution systems. SCE’s ongoing financial viability depends on its ability to recover from its customers in a timely manner its costs, including the costs of electricity purchased for its customers, in its CPUC-approved rates and its ability to pass through to its customers in rates its FERC-authorized revenue requirements. SCE’s financial viability also depends on its ability to recover in rates an adequate return on capital, including long-term debt and equity. If SCE is unable to recover any material amount of its costs in rates in a timely manner or recover an adequate return on capital, its financial condition and results of operations would be materially adversely affected.

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

In its power purchase contracts and other procurement arrangements, SCE is exposed to risks from changes in the credit quality of its counterparties, many of whom may be adversely affected by the current conditions in the financial markets. If a counterparty were to default on its obligations, SCE could be exposed to potentially volatile spot markets for buying replacement power or selling excess power.

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

SCE’s ability to make scheduled payments of principal and interest, refinance debt, and fund its operations and planned capital expenditure projects depends on its cash flow and access to the capital markets. SCE’s ability to arrange financing and the costs of such capital are dependent on numerous factors, including its levels of indebtedness, maintenance of acceptable credit ratings, its financial performance, liquidity and cash flow, and other market conditions. Market conditions which could adversely affect SCE’s financing costs and availability include:

•	current financial market and economic conditions;

•	market prices for electricity or gas;

•	changes in interest rates and rates of inflation;

•	terrorist attacks or the threat of terrorist attacks on SCE’s facilities or unrelated energy companies; and

•	the overall health of the utility industry.

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

Federal law limits public liability claims from a nuclear incident to the amount of available financial protection which is currently approximately $12.5 billion. SCE and other owners of the San Onofre and Palo Verde nuclear generating stations have purchased the maximum private primary insurance available of $300 million per site. If the public liability limit above is insufficient, federal law contemplates that additional funds may be appropriated by Congress. This could include an additional assessment on all licensed reactor operators as a measure for raising further revenue. If this were to occur, a tension could exist between the federal government’s attempt to impose revenue-raising measures upon SCE and the CPUC’s willingness to allow SCE to pass this liability along to its customers, resulting in undercollection of SCE’s costs. There can be no assurance of SCE’s ability to recover uninsured costs in the event federal appropriations are insufficient.

SCE’s financial condition and results of operations could be materially adversely affected if it is unable to successfully manage the risks inherent in operating and improving its facilities.

SCE owns and operates extensive electricity facilities that are interconnected to the United States western electricity grid. SCE is also undertaking large-scale new infrastructure construction. The construction of infrastructure involves numerous risks, including risks related to permitting, governmental approvals, and construction delays. The operation of SCE’s facilities and the facilities of third parties on which it relies involves numerous risks, including:

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

The occurrence of any of these events could result in lower revenues or increased expenses and liabilities, or both, which may not be fully recovered through insurance, rates or other means in a timely manner or at all.

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

Risks Relating to EME

The global financial crisis may have a material adverse impact on EME’s access to capital necessary to fund contractual obligations and the ability of EME’s counterparties to perform their contractual obligations.

Financial market and economic conditions have had, and may continue to have, an adverse effect on EME’s business and financial condition. The capital markets were not available to EME during the fourth quarter of 2008, and market uncertainty has continued into 2009. EME’s ability to raise capital has been, and could continue to be, adversely affected by volatile and unpredictable global market and economic conditions. Even after the capital markets recover, recent disruptions in the credit markets may have lasting effects on the availability of credit, cost of borrowing, and terms and conditions of new borrowings.

In September 2008, Lehman Commercial Paper Inc., a lender in EME’s credit agreement representing a commitment of $36 million, declined requests for funding under that agreement. Thereafter, in October 2008, it filed for bankruptcy protection. While the Lehman Commercial Paper bankruptcy is not expected to have a material adverse effect on EME, the situation may worsen if other lenders under the credit agreement file for bankruptcy or otherwise fail to perform their obligations.

Liquidity is essential to EME’s business. EME cannot provide assurance that its projected sources of capital will be available when needed or that its actual cash requirements will not be greater than expected. Lack of available capital may affect EME’s ability to complete environmental improvements of the Illinois Plants as prescribed by the CPS, which could lead to the eventual shutdown of a material part of the Illinois Plants. Lack of available capital could also affect EME’s ability to complete the development of sites for renewable projects deploying current turbine commitments, which could lead to postponement or cancellation of the turbine commitments subject to the provisions of the related contracts. In addition to the potential effect on EME’s liquidity, the global financial crisis could have a negative effect on the markets in which EME and its subsidiaries sell power, purchase fuel and perform other trading and marketing activities. In recent years, global financial institutions have been active participants in such markets. As such financial institutions consolidate and operate under more restrictive capital constraints in response to the financial crisis, there could be less liquidity in the energy and commodity markets, which could have a negative effect on EME’s ability to hedge and transact with creditworthy counterparties. In addition, EME is exposed to the risk that its counterparties, including customers, suppliers and business partners, may fail to perform according to the terms of their contractual arrangements. Deterioration in the financial condition of EME’s counterparties as a result of the global financial crisis, and the resulting failure to pay amounts owed or to perform obligations in excess of posted collateral, could have a negative effect on EME’s business and financial condition.

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

EME is exposed to market risks through its ownership and operation of merchant energy power plants and through its power marketing business. These market risks include, among others, volatility arising from the timing differences associated with buying fuel, converting fuel into energy and delivering energy to a buyer. EME uses forward contracts and derivative financial instruments, such as futures contracts and options, to manage market risks and exposure to fluctuating electricity and fuel prices. However, EME cannot provide assurance that these strategies successfully mitigate market risks.

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

As a result of these and other factors, EME cannot predict the effect that risk management decisions may have on its businesses, operating results or financial position.

EME’s development projects or future acquisitions may not be successful.

EME’s future financial condition, results of operation and cash flows will depend in large part upon its ability to successfully implement its long-term strategy, which includes the development and acquisition of electric power generation facilities, with an emphasis on renewable energy (primarily wind and solar) and gas-fired power plants. EME may be unable to identify attractive acquisition or development opportunities and/or to complete and integrate them on a successful and timely basis. Furthermore, implementation of this strategy may be affected by factors beyond EME’s control, such as increased competition, legal and regulatory developments, price volatility in electric or fuel markets, and general economic conditions.

In support of its development activities, EME has entered into commitments to purchase wind turbines for future projects and may make substantial additional commitments in the future. In addition, EME expends significant amounts for preliminary engineering, permitting, legal and other expenses before it can determine whether it will win a competitive bid, or whether a project is feasible or economically attractive.

Historically, wind projects have received federal subsidies in the form of production tax credits. Currently, production tax credits are available for new wind projects placed in service by December 31, 2012. If the deadline for production tax credits is not extended again, EME’s development activities related to wind projects slated for completion after December 31, 2012, could be adversely affected.

EME’s development activities are subject to risks including, without limitation, risks related to project siting, financing, construction, permitting, governmental approvals and the negotiation of project agreements, including power-purchase agreements. Moreover, recent economic conditions may affect the willingness of local utilities to enter into new power-purchase agreements due to uncertainties over future load requirements, among other factors. As a result of these risks, EME may not be successful in developing new projects or the timing of such development may be delayed beyond the date that turbines are ready for installation. Projects under development may be adversely affected by delays in turbine deliveries or start-up problems related to turbine performance. If a project under development is abandoned, EME would expense all capitalized development costs incurred in connection with that project, and could incur additional losses associated with any related contingent liabilities. If EME is not successful in developing new projects, it may be required to cancel turbine orders, or sell turbines that were purchased and such cancellation and/or sales may result in substantial losses.

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

EME has purchased a significant number of wind turbines in support of its renewable energy activities. The turbines of one turbine manufacturer have experienced rotor blade cracks, and the turbines of another turbine manufacturer have also experienced blade problems. EME cannot provide assurance that repairs or replacements of the affected turbines will be timely or effective or that expected performance levels will be achieved. Significant delays in meeting commercial operation deadlines and/or reductions in project output could subject projects to damages under their power purchase agreements and, potentially, the risk of termination under some agreements. Turbine problems have also impacted EME’s ability to secure project financing for these projects. EME cannot predict at this time the amount of damages that will be recovered by EME from the turbine suppliers. Furthermore, limited data is presently available regarding the performance of new wind turbines of a size over 2 MW over an extended period of time. Accordingly, EME cannot provide assurance that it will earn its expected return over the life of the projects.

Competition could adversely affect EME’s business.

The independent power industry is characterized by numerous capable competitors, some of whom may have more extensive experience in the acquisition and development of power projects, larger staffs, and greater financial resources than EME. Several participants in the wholesale markets, including many regulated utilities, have a lower cost of capital than most merchant generators and often are able to recover fixed costs through rate base mechanisms, allowing them to build, buy and upgrade generation assets without relying exclusively on market clearing prices to recover their investments. This could affect EME’s ability to compete effectively in the markets in which those entities operate.

Newer plants owned by EME’s competitors are often more efficient than EME’s facilities. This may put some of EME’s facilities at a competitive disadvantage to the extent that its competitors are able to produce more power from each increment of fuel than EME’s merchant facilities are capable of producing. Over time, some of EME’s facilities may become obsolete in their markets, or be unable to compete, because of the construction of newer, more efficient power plants.

In addition to the competition already existing in the markets in which EME presently operates or may consider operating in the future, EME is likely to encounter significant competition as a result of further consolidation of the power industry by mergers and asset reallocations, which could create larger competitors, as well as new market entrants. In addition, regulatory initiatives may result in changes in the power industry to which EME may not be able to respond in as timely and effective manner as its competitors.

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

EME’s operations are subject to extensive environmental regulations with respect to, among other things, air quality, water quality, waste disposal, and noise. EME is required to obtain, and comply with conditions established by, licenses, permits and other approvals, in order to construct, operate or modify its facilities. Failure to comply with these requirements could subject EME to civil or criminal liability, the imposition of liens or fines, or actions by regulatory agencies seeking to curtail EME’s operations. See “— Risks relating to Edison International — Edison International’s subsidiaries are subject to extensive environmental regulations that may involve significant and increasing costs and adversely affect them” above for additional discussion of environmental regulation risks.

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

As of December 31, 2007, EME’s consolidated debt was $3.8 billion. In addition, EME’s subsidiaries have $3.9 billion of long-term power plant lease obligations that are due over a period ranging up to 27 years. The substantial amount of consolidated debt and financial obligations presents the risk that EME and its subsidiaries might not have sufficient cash to service their indebtedness or long-term lease obligations and that the existing corporate debt, project debt and lease obligations could limit the ability of EME and its subsidiaries to grow their business, to compete effectively or to operate successfully under adverse economic conditions or to plan for and react to business and industry changes. If EME’s or a subsidiary’s cash flows and capital resources were insufficient to allow it to make scheduled payments on its debt, EME or its subsidiaries might have to reduce or delay capital expenditures (including environmental improvements required by the CPS, which could in turn lead to unit shutdowns), sell assets, seek additional capital, or restructure or refinance the debt. The terms of EME’s or its subsidiaries’ debt may not allow these alternative measures, the debt or equity may not be available on acceptable terms, and these alternative measures may not satisfy all scheduled debt service obligations.

In addition, in connection with the entry into new financings or amendments to existing financing arrangements, EME’s financial and operational flexibility may be further reduced as a result of more restrictive covenants, requirements for security and other terms that are often imposed on sub-investment grade entities.

Restrictions in the instruments governing EME’s indebtedness and the indebtedness and lease obligations of its subsidiaries limit EME’s and its subsidiaries’ ability to enter into specified transactions that EME or they otherwise may enter into.

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

The creditworthiness of EME’s customers, suppliers, transporters and other business partners could affect EME’s business and operations.

EME is exposed to risks associated with the creditworthiness of its key customers, suppliers and business partners, many of whom may be adversely affected by the current conditions in the financial markets. Deterioration in the financial condition of EME’s counterparties increases the possibility that EME may incur losses from the failure of counterparties to perform according to the terms of their contractual arrangements.

EME’s operations depend on contracts for the supply and transportation of fuel and other services required for the operation of its generation facilities and are exposed to the risk that counterparties to contracts will not perform their obligations. If a fuel supplier or transporter failed to perform under a contract, EME would need to obtain alternate supplies or transportation, which could result in higher costs or disruptions in its operations. If the defaulting counterparty is in poor financial condition, damages related to a breach of contract may not be recoverable. Accordingly, the failure of counterparties to fulfill their contractual obligations could have a material adverse effect on EME’s financial results.

The accounting for EME’s hedging and proprietary trading activities may increase the volatility of its quarterly and annual financial results.

EME engages in hedging activities in order to mitigate its exposure to market risk with respect to electricity sales from its generation facilities, fuel utilized by those facilities and emission allowances. EME generally attempts to balance its fixed-price physical and financial purchases and sales commitments in terms of contract volumes and the timing of performance and delivery obligations through the use of financial and physical derivative contracts. EME also uses derivative contracts with respect to its limited proprietary trading activities, through which EME attempts to achieve incremental returns by transacting where it has specific market expertise. These derivative contracts are recorded on its balance sheet at fair value pursuant to SFAS No. 133. Some of these derivative contracts do not qualify under SFAS No. 133 for hedge accounting, and changes in their fair value are therefore recognized currently in earnings as unrealized gains or losses. As a result, EME’s financial results will at times be volatile and subject to fluctuations in value primarily due to changes in electricity prices.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As a holding company, Edison International does not directly own any significant properties other than the stock of its subsidiaries. The principal properties of SCE are described above under “Business of Southern California Edison Company — Properties of SCE.” Properties of EME and Edison Capital are discussed above under “Business of Edison Mission Group Inc. — Business of Edison Mission Energy” and “— Business of Edison Capital,” respectively.

Item 3.	Legal Proceedings

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

EME Homer City New Source Review Notice of Violation

Information about the New Source Review Notice of Violation received by EME Homer City appears in the MD&A under the heading “EMG: Other Developments — EME Homer City New Source Review Notice of Violation.”

FERC Investigatory Proceeding Against EMMT

On July 12, 2005, EMMT received a letter from the staff of the FERC Office of Enforcement (FERC Staff) stating that, by the letter, it was commencing a preliminary, non-public investigation of certain bidding practices of EMMT. In October 2006, EMMT was advised that the FERC Staff was prepared to recommend that the FERC initiate a formal investigatory proceeding and seek monetary sanctions against EMMT for alleged violation of the EPAct of 2005 and the FERC’s rules regarding market behavior, all with respect to certain bidding practices previously employed by EMMT.

In a settlement agreement approved by the FERC on May 19, 2008, EMMT, Midwest Generation, and EME acknowledged that during the course of the investigation, although they had no intent to mislead the FERC

Staff, they had at times failed to provide complete and accurate information in response to FERC Staff inquiries, as required by FERC’s regulation (18 CFR § 35.41(b) (2007)). The settlement agreement required the payment of $7 million in civil penalties for violation of 18 CFR § 35.41(b) (2007) and development and implementation of a comprehensive regulatory compliance program at an estimated cost of $2 million. The order and settlement agreement operate to terminate the investigation with no assertion of findings of violation of FERC’s rules with respect to the bidding practices that were the subject of the investigation.

On June 18 and 19, 2008, various parties, including the Attorney General of the State of Illinois and a number of state regulatory agencies filed various motions and protests seeking to intervene in the FERC investigation docket for the purpose of seeking clarification that the order and settlement agreement did not foreclose third party rights to seek redress against EMMT, Midwest Generation and EME for any alleged market manipulation as a result of the bidding behavior or, in the alternative, obtaining an order reopening the investigation docket to allow further investigation into the bidding behavior. On October 7, 2008, the FERC issued an order denying the motions to intervene and dismissing the requests for rehearing and other relief. On December 8, 2008, the FERC denied the intervening parties’ further requests for rehearing.

Also on December 8, 2008, two of the intervening parties, filed an appeal with the United States Court of Appeals for the District of Columbia Circuit, appealing the FERC’s October 7, 2008 order denying intervention. The appellate case is pending and the outcome cannot be determined at this time.

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

No matters were submitted to a vote of shareholders of Edison International during the fourth quarter of 2008.

Pursuant to Form 10-K’s General Instruction G(3), the following information is included as an additional item in Part I:

Executive Officers of the Registrant

Edison International

	Age at
	December 31,
Executive Officer(1)	2008	Company Position

Theodore F. Craver, Jr.	57	Chairman of the Board, President and Chief Executive Officer
Robert Adler	61	Executive Vice President and General Counsel
Polly L. Gault	55	Executive Vice President, Public Affairs
W. James Scilacci	53	Executive Vice President, Chief Financial Officer and Treasurer
Diane L. Featherstone	55	Senior Vice President, Human Resources
Barbara J. Parsky	61	Senior Vice President, Corporate Communications
Linda G. Sullivan	45	Vice President and Controller

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

As set forth in Article IV of Edison International’s Bylaws, the elected officers of Edison International are chosen annually by and serve at the pleasure of Edison International’s Board of Directors and hold their respective offices until their resignation, removal, other disqualification from service, or until their respective successors are elected. All of the officers of Edison International have been actively engaged in the business of Edison International, SCE, and/or the nonutility companies for more than five years, except for Mr. Adler, and have served in their present positions for the periods stated below. Additionally, those officers who have had other or additional principal positions in the past five years had the following business experience during that period:

Edison International

Executive Officers	Company Position	Effective Dates

Theodore F. Craver, Jr.	Chairman of the Board, President and Chief Executive Officer, Edison International	August 2008 to present
	President, Edison International	April 2008 to July 2008
	Chairman of the Board, President and Chief Executive Officer, EMG	November 2005 to March 2008
	Chairman of the Board, President and Chief Executive Officer, EME	January 2005 to March 2008
	Executive Vice President, Chief Financial Officer and Treasurer, Edison International	January 2002 to December 2004
Robert L. Adler	Executive Vice President and General Counsel, Edison International	August 2008 to present
	Executive Vice President, Edison International	July 2008 to August 2008
	Partner, Munger, Tolles & Olson LLP(1)	January 1978 to June 2008
Polly L. Gault	Executive Vice President, Public Affairs, Edison International	March 2007 to present
	Executive Vice President, Public Affairs, SCE	March 2007 to September 2008
	Senior Vice President, Public Affairs, Edison International and SCE	March 2006 to February 2007
	Vice President, Public Affairs, Edison International and SCE	January 2004 to February 2006
W. James Scilacci	Executive Vice President, Chief Financial Officer and Treasurer, Edison International	August 2008 to present
	Senior Vice President and Chief Financial Officer, EME	March 2005 to July 2008
	Senior Vice President and Chief Financial Officer, EMG	November 2005 to July 2008

Executive Officers	Company Position	Effective Dates

	Senior Vice President and Chief Financial Officer, SCE	January 2003 to March 2005
Diane L. Featherstone	Senior Vice President, Human Resources, Edison International	March 2007 to present
	Senior Vice President, Human Resources, SCE	March 2007 to September 2008
	Senior Vice President and General Auditor, Edison International and SCE	March 2007 to April 2007
	Vice President and General Auditor, Edison International and SCE	September 2002 to March 2007
Barbara J. Parsky	Senior Vice President, Corporate Communications, Edison International	March 2007 to present
	Senior Vice President, Corporate Communications, SCE	March 2007 to September 2008
	Vice President, Corporate Communications, Edison International and SCE	June 2002 to February 2007
Linda G. Sullivan	Vice President and Controller, Edison International and SCE	June 2005 to present
	Assistant Controller, Edison International	May 2002 to May 2005
	Assistant Controller, SCE	March 2005 to May 2005

(1)	Munger, Tolles & Olson LLP is a California-based law firm and is not a parent, subsidiary or affiliate of Edison International. Mr. Adler also served as a Co-Managing Partner.

Southern California Edison Company

	Age at
	December 31,
Executive Officer	2008	Company Position

Alan J. Fohrer	58	Chairman of the Board and Chief Executive Officer
John R. Fielder	63	President

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

Southern California Edison Company

Executive Officer	Company Position	Effective Dates

Alan J. Fohrer	Chairman of the Board and Chief Executive Officer, SCE	June 2007 to present
	Chief Executive Officer and Director, SCE	January 2003 to June 2007
John R. Fielder	President, SCE	October 2005 to present
	Senior Vice President, Regulatory Policy and Affairs, SCE	February 1998 to October 2005

The Nonutility Companies

	Age at
	December 31,
Executive Officer	2008	Company Position

Ronald L. Litzinger	49	Chairman of the Board, President and Chief Executive Officer, EMG and EME

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

The Nonutility Companies

Executive Officer	Company Position	Effective Dates

Ronald L. Litzinger	Chairman of the Board, President and Chief Executive Officer, EMG and EME	April 2008 to present
	Senior Vice President, Transmission and Distribution, SCE	May 2005 to March 2008
	Vice President, Strategic Planning, Edison International	May 2004 to April 2005
	Senior Vice President and Chief Technical Officer, EME	January 2002 to April 2004

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Edison International Common Stock is traded on the New York Stock Exchange under the symbol “EIX.”

Market information responding to Item 5 is included in the Annual Report under the heading “Quarterly Financial Data (Unaudited)” on page 196 and is incorporated herein by this reference. There are restrictions on the ability of Edison International’s subsidiaries to transfer funds to Edison International that currently materially limit the ability of Edison International to pay cash dividends. Such restrictions are discussed in the MD&A under the heading “Edison International (Parent): Liquidity” and Note 3 of Notes to Consolidated Financial Statements. The number of common stock shareholders of record of Edison International was 54,187 on February 25, 2009. Additional information concerning the market for Edison International’s Common Stock is set forth on the cover page hereof.

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

				(d)
				Maximum
			(c)	Number (or
			Total Number of	Approximate
		(b)	Shares (or Units)	Dollar Value)
	(a)	Average	Purchased as Part	of Shares (or Units)
	Total Number of	Price Paid	of Publicly	that May Yet Be
	Shares (or Units)	per Share	Announced Plans	Purchased Under the
Period	Purchased(1)	(or Unit)(1)	or Programs	Plans or Programs

October 1, 2008 to October 31, 2008	1,225,333	$32.93	—	—
November 1, 2008 to November 30, 2008	1,523,919	$33.21	—	—
December 1, 2008 to December 31, 2008	1,709,538	$30.76	—	—

Total	4,458,790	$32.19	—	—

(1)	The shares were purchased by agents acting on Edison International’s behalf for delivery to plan participants to fulfill requirements in connection with Edison International’s: (i) 401(k) Savings Plan; (ii) Dividend Reinvestment and Direct Stock Purchase Plan; and (iii) long-term incentive compensation plans. The shares were purchased in open-market transactions pursuant to plan terms or participant elections. The shares were never registered in Edison International’s name and none of the shares purchased were retired as a result of the transactions.

Item 6.	Selected Financial Data

Information responding to Item 6 is included in the Annual Report under “Selected Financial Data: 2004 — 2008” on page 197, and is incorporated herein by this reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information responding to Item 7 is included in the Annual Report and contained in Exhibit 13 hereto and is incorporated herein by this reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Information responding to Item 7A is included in the MD&A under the headings “SCE: Market Risk Exposures” on pages 31 through 36, “EMG: Market Risk Exposures” on pages 45 through 61.

Item 8.	Financial Statements and Supplementary Data

Certain information responding to Item 8 is set forth after Item 15 in Part III. Other information responding to Item 8 is included in the Annual Report on pages 118 through 124 and is incorporated herein by reference.

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

Management’s Report on Internal Control Over Financial Reporting

Edison International’s management is responsible for establishing and maintaining adequate internal controls over financial reporting (as that term is defined in Rule 13a-15(f) under the Exchange Act) for Edison International. Under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, Edison International’s management conducted an evaluation of the effectiveness of Edison International’s internal controls over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under the COSO framework, Edison International’s management concluded that Edison International’s internal controls over financial reporting were effective as of December 31, 2008. Edison International’s internal controls over financial reporting as of December 31, 2008 have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report on the financial statements in Edison International’s Annual Report, which is incorporated herein by this reference.

Changes in Internal Controls

As discussed above, during 2008, Edison International and SCE implemented a series of SAP enterprise resource planning (“ERP”) modules, including financial reporting, general ledger, consolidation, property accounting, treasury, supply chain, payroll, human resources and work management. As of the same date, EME implemented the ERP human resources module. The implementation of these ERP modules and the related workflow capabilities resulted in material changes to EIX’s, SCE’s and EME’s internal controls over financial reporting (as that term is defined in Rules 13(a)-15(f) or 15(d)-15(f) under the Exchange Act). Therefore, EIX, SCE and EME have modified the design and documentation of internal control processes and procedures relating to the new system to replace and supplement existing internal controls over financial reporting, as appropriate. The system changes were undertaken to integrate systems and consolidate information, and were not undertaken in response to any actual or perceived deficiencies in EIX’s, SCE’s or EME’s internal controls over financial reporting.

There were no other changes in Edison International’s internal controls over financial reporting during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, Edison International’s internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information concerning executive officers of Edison International is set forth in Part I in accordance with General Instruction G(3), pursuant to Instruction 3 to Item 401(b) of Regulation S-K. Other information responding to Item 10 will appear in Edison International’s definitive Proxy Statement to be filed with the SEC in connection with Edison International’s Annual Shareholders’ Meeting to be held on April 23, 2009, under the headings “Election of Directors, Nominees for Election,” and “Board Committees and Subcommittees,” and is incorporated herein by this reference.

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

Information responding to Item 11 will appear in the Proxy Statement under the headings “Compensation Discussion and Analysis,” “Compensation Committees’ Report,” “Compensation Committees’ Interlocks and Insider Participation,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Non-qualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control,” and “Director Compensation” and is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responding to Item 12 will appear in the Proxy Statement under the headings “Management Proposal to Approve an Amendment to the EIX 2007 Performance Incentive Plan — Equity Compensation Plan Information,” “Stock Ownership of Directors and Executive Officers,” and “Stock Ownership of Certain Shareholders,” and is incorporated herein by this reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information responding to Item 13 will appear in the Proxy Statement under the headings “Certain Relationships and Related Transactions,” and “Questions and Answers on Corporate Governance — Q: How do the EIX and SCE Boards determine which Directors are considered independent? and — Q: Which Directors have the EIX and SCE Boards determined are independent?” and is incorporated herein by this reference.

Item 14.	Principal Accountant Fees and Services

Information responding to Item 14 will appear in the Proxy Statement under the heading “Independent Registered Public Accounting Firm Fees,” and is incorporated herein by this reference.

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following items contained in the Annual Report are found on pages 8 through 198, and are incorporated herein by this reference to Exhibit 13 to this Annual Report on Form 10-K.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Responsibility for Financial Reporting

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income — Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Comprehensive Income — Years Ended December 31, 2008, 2007 and 2006

Consolidated Balance Sheets — December 31, 2008 and 2007

Consolidated Statements of Cash Flows — Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Changes in Common Shareholders’ Equity — Years Ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

(a)(2)	Report of Independent Registered Public Accounting Firm and Schedules Supplementing Financial Statements

The following documents may be found in this report at the indicated page numbers:

Page

Report of Independent Registered Public Accounting Firm on Financial Statement Schedules	54

Schedule I — Condensed Financial Information of Parent	55

Schedule II — Valuation and Qualifying Accounts for the

Year Ended December 31, 2008	58

Year Ended December 31, 2007	59

Year Ended December 31, 2006	60

Schedules III through V, inclusive, are omitted as not required or not applicable.

(a)(3)	Exhibits

See “Exhibit Index” beginning on page 62 of this report.

Edison International will furnish a copy of any exhibit listed in the accompanying Exhibit Index upon written request and upon payment to Edison International of its reasonable expenses of furnishing such exhibit, which shall be limited to photocopying charges and, if mailed to the requesting party, the cost of first-class postage.

Report of Independent Registered Public Accounting Firm on

Financial Statement Schedules

To the Board of Directors
of Edison International

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated March 2, 2009 appearing in the 2008 Annual Report to Shareholders of Edison International (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California

March 2, 2009

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF PARENT

CONDENSED BALANCE SHEETS

	December 31,

In millions	2008	2007

Assets:
Cash and equivalents	$320	$37
Other current assets	135	38

Total current assets	455	75
Investments in subsidiaries	9,688	8,598
Other	125	126

Total assets	$10,268	$8,799

Liabilities and Shareholders’ Equity:
Accounts payable	$2	$2
Other current liabilities	550	152

Total current liabilities	552	154
Long-term debt	24	19
Other deferred credits	175	182
Shareholders’ equity	9,517	8,444

Total liabilities and shareholders’ equity	$10,268	$8,799

EDISON INTERNATIONAL

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF PARENT

CONDENSED STATEMENTS OF INCOME

For the Years Ended December 31, 2008, 2007 and 2006

In millions, except per-share amounts	2008	2007	2006

Operating revenue	$27	$49	$55
Operating expenses	74	83	92

Operating loss	(47)	(34)	(37)
Equity in earnings of subsidiaries	1,244	1,116	1,208

Income before income taxes	1,197	1,082	1,171
Income tax benefit	18	16	10

Net income	$1,215	$1,098	$1,181

Weighted-average shares of common stock outstanding	325,811	325,811	325,811
Basic earnings per share	$3.69	$3.33	$3.58
Diluted earnings per share	$3.68	$3.31	$3.57

EDISON INTERNATIONAL

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF PARENT

CONDENSED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2008, 2007 and 2006

In millions	2008	2007	2006

Net cash provided by Operating Activities	$319	$353	$319

Cash flows from Financing Activities
Proceeds from issuance of long-term debt	120	55	138
Short-term debt financing-net	250	—	—
Payments on long-term debt	—	(75)	(75)
Dividends paid	(397)	(378)	(352)
Capital transfer and other	(9)	(2)	1

Net cash provided (used) by Financing Activities	(36)	(400)	(288)

Cash (Used) Provided by Investing Activities
Maturities and sales of short-term investments	—	2,386	545
Purchase of short-term investments	—	(2,386)	(545)

Net cash provided by Investing Activities	—	—	—

Net increase (decrease) in cash and equivalents	283	(47)	31
Cash and equivalents, beginning of year	37	84	53

Cash and equivalents, the end of year	$320	$37	$84

Cash dividends received from Consolidated Subsidiaries	$325	$373	$359

Note 1 — Basis of Presentation

The accompanying condensed financial statements of EIX (parent) should be read in conjunction with the consolidated financial statements and notes thereto of Edison International and subsidiaries (“Registrant”) included in Part II, Item 8 of this Form 10-K. EIX’s (parent) significant accounting policies are consistent with those of Registrant and its wholly-owned subsidiaries, SCE and EME.

EIX (parent) previously classified cash dividends received from consolidated subsidiaries as a cash inflow from financing activities. EIX (parent) revised these classifications to instead appropriately disclose cash dividends received from subsidiaries as an operating activity in 2008, with conforming changes in 2007 and 2006.

EDISON INTERNATIONAL

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Year Ended December 31, 2008

		Additions
	Balance at	Charged to	Charged to			Balance at
	Beginning of	Costs and	Other			End of
Description	Period	Expenses	Accounts	Deductions		Period

In millions
Uncollectible accounts
Customers	$20.6	$28.7	$2.5	$21.0		$30.8
All other	17.2	9.0	48.1	13.3		61.0

Total	$37.8	$37.7	$50.6	$34.3	(a)	$91.8

(a)	Accounts written off, net.

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

Date: March 2, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Signature	Title

	Principal Executive Officer: Theodore F. Craver, Jr.*	Chairman of the Board, President, Chief Executive Officer and Director

	Principal Financial Officer: W. James Scilacci*	Executive Vice President, Chief Financial Officer and Treasurer

	Controller or Principal Accounting Officer: Linda G. Sullivan	Vice President and Controller

Board of Directors:

	Vanessa C.L. Chang*	Director
	Theodore F. Craver, Jr.*	Director
	France A. Córdova*	Director
	Charles B. Curtis*	Director
	Bradford M. Freeman*	Director
	Luis G. Nogales*	Director
	Ronald L. Olson*	Director
	James M. Rosser*	Director
	Richard T. Schlosberg, III*	Director
	Thomas C. Sutton*	Director
	Brett White*	Director

*By:	/s/ Linda G. Sullivan Linda G. Sullivan Vice President and Controller

Date: March 2, 2009

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Restated Articles of Incorporation of Edison International, effective December 19, 2006 (File No. 1-9936, filed as Exhibit 3.1 to Edison International’s Form 10-K for the year ended December 31, 2006)*
3.2	Amended Bylaws of Edison International, as Adopted by the Board of Directors effective December 11, 2008

Edison International
4.1	Senior Indenture, dated September 28, 1999 (File No. 1-9936, filed as Exhibit 4.1 to Edison International’s Form 10-Q for the quarter ended September 30, 1999)*

Southern California Edison Company
4.2	Southern California Edison Company First Mortgage Bond Trust Indenture, dated as of October 1, 1923 (Registration No. 2-1369)*
4.3	Supplemental Indenture, dated as of March 1, 1927 (Registration No. 2-1369)*
4.4	Third Supplemental Indenture, dated as of June 24, 1935 (Registration No. 2-1602)*
4.5	Fourth Supplemental Indenture, dated as of September 1, 1935 (Registration No. 2-4522)*
4.6	Fifth Supplemental Indenture, dated as of August 15, 1939 (Registration No. 2-4522)*
4.7	Sixth Supplemental Indenture, dated as of September 1, 1940 (Registration No. 2-4522)*
4.8	Eighth Supplemental Indenture, dated as of August 15, 1948 (Registration No. 2-7610)*
4.9	Twenty-Fourth Supplemental Indenture, dated as of February 15, 1964 (Registration No. 2-22056)*
4.10	Eighty-Eighth Supplemental Indenture, dated as of July 15, 1992 (File No. 1-2313, Form 8-K dated July 22, 1992)*
4.11	Indenture, dated as of January 15, 1993 (File No. 1-2313, Form 8-K dated January 28, 1993)*

Mission Energy Holding Company
4.12	Indenture, dated as of July 2, 2001, by and between Mission Energy Holding Company and Wilmington Trust Company with respect to $900 million aggregate principal amount of 13.50% Senior Secured Notes due 2008 (File No. 333-68632, filed as Exhibit 4.1 to Mission Energy Holding Company’s Registration Statement on Form S-4 to the SEC on August 29, 2001)*
4.13	Registration Rights Agreement, dated as of July 2, 2001, by and between Mission Energy Holding Company and Goldman, Sachs & Co. (File No. 333-68632, filed as Exhibit 4.2 to Mission Energy Holding Company’s Registration Statement on Form S-4 to the SEC on August 29, 2001)*
4.14	Indenture Escrow and Security Agreement, dated as of July 2, 2001, by and among Mission Energy Holding Company, Wilmington Trust Company, as Trustee, and Wilmington Trust Company, as Indenture Escrow Agent (File No. 333-68632, filed as Exhibit 4.3 to Mission Energy Holding Company’s Registration Statement on Form S-4 to the SEC on August 29, 2001)*
4.15	Loan Escrow and Security Agreement, dated as of July 2, 2001, by and among Mission Energy Holding Company, Goldman, Sachs & Co., as Collateral Agent, Goldman Sachs Credit Partners L.P., as Administrative Agent, and Wilmington Trust Company, as Loan Escrow Agent (File No. 333-68632, filed as Exhibit 4.5 to Mission Energy Holding Company’s Registration Statement on Form S-4 to the SEC on August 29, 2001)*
4.16	Pledge and Security Agreement, dated as of July 2, 2001, by and among Mission Energy Holding Company, Goldman Sachs Credit Partners L.P., as Administrative Agent, and Wilmington Trust Company, as Trustee and Joint Collateral Agent (File No. 333-68632, filed as Exhibit 4.6 to Mission Energy Holding Company’s Registration Statement on Form S-4 to the SEC on August 29, 2001)*

Exhibit
Number		Description

Edison Mission Energy
4.17		Indenture, dated as of May 7, 2007, among Edison Mission Energy and Wells Fargo Bank, National Association as Trustee (File No. 333-68630, filed as Exhibit 4.1 to Edison Mission Energy’s Form 8-K dated May 7, 2007 and filed on May 9, 2007)*
4	.17.1	First Supplemental Indenture, dated as of May 7, 2007, among Edison Mission Energy and Wells Fargo Bank, National Association as Trustee (File No. 333-68630, filed as Exhibit 4.1.1 to Edison Mission Energy’s Form 8-K dated May 7, 2007 and filed on May 9, 2007)*
4	.17.2	Second Supplemental Indenture, dated as of May 7, 2007, among Edison Mission Energy and Wells Fargo Bank, National Association as Trustee (File No. 333-68630, filed as Exhibit 4.1.2 to Edison Mission Energy’s Form 8-K dated May 7, 2007 and filed on May 9, 2007)*
4	.17.3	Third Supplemental Indenture, dated as of May 7, 2007, among Edison Mission Energy and Wells Fargo Bank, National Association as Trustee (File No. 333-68630, filed as Exhibit 4.1.3 to Edison Mission Energy’s Form 8-K dated May 7, 2007 and filed on May 9, 2007)*
4	.17.4	Indenture, dated as of June 6, 2006, among Edison Mission Energy and Wells Fargo Bank, National Association as Trustee (File No. 333-68630, filed as Exhibit 4.1 to Edison Mission Energy’s Form 8-K dated June 6, 2006 and filed on June 8, 2006)*
4	.17.5	First Supplemental Indenture, dated as of June 6, 2006, among Edison Mission Energy and Wells Fargo Bank, National Association as Trustee, supplementing the Indenture, dated as of June 6, 2006 (File No. 333-68630, filed as Exhibit 4.1.1 to Edison Mission Energy’s Form 8-K dated June 6, 2006 and filed on June 8, 2006)*
4	.17.6	Second Supplemental Indenture, dated as of June 6, 2006, among Edison Mission Energy and Wells Fargo Bank, National Association as Trustee, supplementing the Indenture, dated as of June 6, 2006 (File No. 333-68630, filed as Exhibit 4.1.2 to Edison Mission Energy’s Form 8-K dated June 6, 2006 and filed on June 8, 2006)*
4.18		Guarantee, dated as of August 17, 2000, made by Edison Mission Energy, as Guarantor in favor of Powerton Trust I, as Owner Lessor (File No. 333-59348-01, filed as Exhibit 4.9 to Edison Mission Energy’s and Midwest Generation, LLC’s Registration Statement on Form S-4 to the SEC on April 20, 2001)*
4	.18.1	Schedule identifying substantially identical agreement to Guarantee constituting Exhibit 4.18 hereto (File No. 333-59348-01, filed as Exhibit 4.9.1 to Edison Mission Energy’s and Midwest Generation, LLC’s Registration Statement on Form S-4 to the SEC on April 20, 2001)*
4.19		Guarantee, dated as of August 17, 2000, made by Edison Mission Energy, as Guarantor in favor of Joliet Trust I, as Owner Lessor (File No. 333-59348-01, filed as Exhibit 4.31 to Edison Mission Energy’s and Midwest Generation, LLC’s Registration Statement on Form S-4 to the SEC on April 20, 2001)*
4	.19.1	Schedule identifying substantially identical agreement to Guarantee constituting Exhibit 4.20 hereto (File No. 333-59348-01, filed as Exhibit 4.9 to Edison Mission Energy’s and Midwest Generation, LLC’s Registration Statement on Form S-4 to the SEC on April 20, 2001)*
4.20		Participation Agreement (T1), dated as of August 17, 2000, by and among, Midwest Generation, LLC, Powerton Trust I, as the Owner Lessor, Wilmington Trust Company, as the Owner Trustee, Powerton Generation I, LLC, as the Owner Participant, Edison Mission Energy, United States Trust Company of New York, as the Lease Indenture Trustee, and United States Trust Company of New York, as the Pass Through Trustees (File No. 333-59348-01, filed as Exhibit 4.12 to Edison Mission Energy’s and Midwest Generation, LLC’s Registration Statement on Form S-4 to the SEC on April 20, 2001)*

Exhibit
Number		Description

4	.20.1	Schedule identifying substantially identical agreement to Participation Agreement constituting Exhibit 4.20 hereto (File No. 333-59348-01, filed as Exhibit 4.12.1 to Edison Mission Energy’s and Midwest Generation, LLC’s Registration Statement on Form S-4 to the SEC on April 20, 2001)*
4.21		Participation Agreement (T1), dated as of August 17, 2000, by and among, Midwest Generation, LLC, Joliet Trust I, as the Owner Lessor, Wilmington Trust Company, as the Owner Trustee, Joliet Generation I, LLC, as the Owner Participant, Edison Mission Energy, United States Trust Company of New York, as the Lease Indenture Trustee and United States Trust Company of New York, as the Pass Through Trustees (File No. 333-59348-01, filed as Exhibit 4.13 to Edison Mission Energy’s and Midwest Generation, LLC’s Registration Statement on Form S-4 to the SEC on April 20, 2001)*
4	.21.1	Schedule identifying substantially identical agreement to Participation Agreement constituting Exhibit 4.21 hereto (File No. 333-59348-01, filed as Exhibit 4.13.1 to Edison Mission Energy’s and Midwest Generation, LLC’s Registration Statement on Form S-4 to the SEC on April 20, 2001)*
4.22		Indenture, dated as of June 28, 1999, between Edison Mission Energy and The Bank of New York, as Trustee (File No. 333-30748, filed as Exhibit 4.1 to Edison Mission Energy’s Registration Statement on Form S-4 to the SEC on February 18, 2000)*
4	.22.1	First Supplemental Indenture, dated as of June 28, 1999, to Indenture dated as of June 28, 1999, between Edison Mission Energy and The Bank of New York, as Trustee (File No. 333-30748, filed as Exhibit 4.2 to Edison Mission Energy’s Registration Statement on Form S-4 to the SEC on February 18, 2000)*
4.23		Promissory Note ($499,450,800), dated as of August 24, 2000, by Edison Mission Energy in favor of Midwest Generation, LLC (File No. 000-24890, filed as Exhibit 4.5 to Edison Mission Energy’s Form 10-K for the year ended December 31, 2000)*
4	.23.1	Schedule identifying substantially identical agreements to Promissory Note constituting Exhibit 4.23 hereto (File No. 000-24890, filed as Exhibit 4.5.1 to Edison Mission Energy’s Form 10-K for the year ended December 31, 2000)*
4.24		Participation Agreement, dated as of December 7, 2001, among EME Homer City Generation L.P., Homer City OLI LLC, as Facility Lessor and Ground Lessee, Wells Fargo Bank Northwest National Association, General Electric Capital Corporation, The Bank of New York as the Security Agent, The Bank of New York as Lease Indenture Trustee, Homer City Funding LLC and The Bank of New York as Bondholder Trustee (File No. 333-92047-03, filed as to Exhibit 4.4 to the EME Homer City Generation L.P. Form 10-K for the year ended December 31, 2001)*
4	.24.1	Schedule identifying substantially identical agreements to Participation Agreement constituting Exhibit 4.24 hereto (File No. 333-92047-03, filed as Exhibit 4.4.1 to the EME Homer City Generation L.P. Form 10-K for the year ended December 31, 2001)*
4	.24.2	Appendix A (Definitions) to the Participation Agreement constituting Exhibit 4.24 thereto (File No. 333-92047-03, filed as Exhibit 4.4.2 to the EME Homer City Generation L.P. Form 10-K for the year ended December 31, 2004)*
4.25		Open-End Mortgage, Security Agreement and Assignment of Rents, dated as of December 7, 2001, among Homer City OLI LLC, as the Owner Lessor to The Bank of New York, as Security Agent and Mortgagee (File No. 333-92047-03, filed as Exhibit 4.9 to the EME Homer City Generation L.P. Form 10-K for the year ended December 31, 2001)*
4	.25.1	Schedule identifying substantially identical agreements to Open-End Mortgage, Security Agreement and Assignment of Rents constituting Exhibit 4.25 hereto (File No. 333-92047-03, filed as Exhibit 4.9.1 to the EME Homer City Generation L.P. Form 10-K for the year ended December 31, 2003)*

Exhibit
Number		Description

Edison International
10	.1**	Form of 1981 Deferred Compensation Agreement (File No. 1-2313, filed as Exhibit 10.2 to Southern California Edison Company’s Form 10-K for the year ended December 31, 1981)*
10	.2**	Form of 1985 Deferred Compensation Agreement for Directors (File No. 1-2313, filed as Exhibit 10.4 to Southern California Edison Company’s Form 10-K for the year ended December 31, 1985)*
10	.2.1**	Amendment to 1985 Deferred Compensation Plan Agreement for Executives and Deferred Compensation Plan Deferred Compensation Agreement with John E. Bryson, dated December 31, 2003 (File No. 1-2313, filed as Exhibit 10.34 to Southern California Edison Company’s Form 10-K for the year ended December 31, 2003)*
10	.2.2**	Agreement between Edison International and Southern California Edison Company, dated December 31, 2003, addressing responsibility for the prospective costs of participation of John E. Bryson under the 1985 Deferred Compensation Plan Agreement for Executives, dated September 27, 1985, as amended, and the Deferred Compensation Plan Deferred Compensation Agreement, dated November 28, 1984, as amended (File No. 1-2313, filed as Exhibit 10.35 to Southern California Edison Company’s Form 10-K for the year ended December 31, 2003)*
10	.3**	Form of 1985 Deferred Compensation Agreement for Directors (File No. 1-2313, filed as Exhibit 10.4 to Southern California Edison Company’s Form 10-K for the year ended December 31, 1985)*
10	.3.1**	Amendment to 1985 Deferred Compensation Plan Agreement for Directors with James M. Rosser, dated December 31, 2003 (File No. 1-2313, filed as Exhibit 10.36 to Southern California Edison Company’s Form 10-K for the year ended December 31, 2003)*
10	.4**	Director Deferred Compensation Plan as amended December 31, 2008
10	.5**	2008 Director Deferred Compensation Plan, effective December 31, 2008
10	.6**	Director Grantor Trust Agreement, dated August 1995 (File No. 1-9936, filed as Exhibit 10.10 to Edison International’s Form 10-K for the year ended December 31, 1995)*
10	.6.1**	Director Grantor Trust Agreement Amendment 2002-1, effective May 14, 2002 (File No. 1-9936, filed as Exhibit 10.4 to Edison International’s Form 10-Q for the quarter ended June 30, 2002)*
10	.6.2.**	Executive and Director Grantor Trust Agreements Amendment 2008-1
10	.7**	Executive Deferred Compensation Plan, as amended and restated December 31, 2008
10	.8**	2008 Executive Deferred Compensation Plan, effective December 31, 2008
10	.9**	Executive Grantor Trust Agreement, dated August 1995 (File No. 1-9936, filed as Exhibit 10.12 to Edison International’s Form 10-K for the year ended December 31, 1995)*
10	.9.1**	Executive Grantor Trust Agreement Amendment 2002-1, effective May 14, 2002 (File No. 1-9936, filed as Exhibit 10.3 to Edison International’s Form 10-Q for the quarter ended June 30, 2002)*
10	.10**	Executive Supplemental Benefit Program, as amended December 31, 2008
10	.11**	Dispute resolution amendment, adopted November 30, 1989 of 1981 Executive Deferred Compensation Plan and 1985 Executive and Director Deferred Compensation Plans (File No. 1-9936, filed as Exhibit 10.21 to Edison International’s Form 10-K for the year ended December 31, 1998)*
10	.12**	Executive Retirement Plan as restated effective December 31, 2008
10	.13**	2008 Executive Retirement Plan effective December 31, 2008
10	.14**	Executive Incentive Compensation Plan, as amended October 24, 2007 (File No. 1-9936, filed as Exhibit 10.9 to Edison International’s Form 10-Q for the quarter ended September 30, 2007)*
10	.15**	2008 Executive Disability Plan, effective December 31, 2008

Exhibit
Number		Description

10	.16**	2008 Executive Survivor Benefit Plan, effective December 31, 2008
10	.17**	Retirement Plan for Directors, as amended and restated effective December 31, 2008
10	.18**	Equity Compensation Plan as restated effective January 1, 1998 (File No. 1-9936, filed as Exhibit 10.1 to Edison International’s Form 10-Q for the quarter ended June 30, 1998)*
10	.18.1**	Equity Compensation Plan Amendment No. 1, effective May 18, 2000 (File No. 1-9936, filed as Exhibit 10.4 to Edison International’s Form 10-Q for the quarter ended June 30, 2000)*
10	.18.2**	Amendment of Equity Compensation Plans, adopted October 25, 2006 (File No. 1-9936, filed as Exhibit 10.52 to Edison International’s Form 10-K for the year ended December 31, 2006)*
10	.19**	2000 Equity Plan, effective May 18, 2000 (File No. 1-9936, filed as Exhibit 10.1 to Edison International’s Form 10-Q for the quarter ended June 30, 2000)*
10	.20**	2007 Performance Incentive Plan (File No. 1-9936, filed as Exhibit A to the Edison International and Southern California Edison Joint Proxy Statement filed on March 16, 2007)*
10	.21**	Terms and conditions for 1999 long-term compensation awards under the Equity Compensation Plan (File No. 1-9936, filed as Exhibit 10.1 to Edison International’s Form 10-Q for the quarter ended March 31, 1999)*
10	.21.1**	Terms and conditions for 2000 basic long-term incentive compensation awards under the Equity Compensation Plan, as restated (File No. 1-9936, filed as Exhibit 10.2 to Edison International’s Form 10-Q for the quarter ended March 31, 2000)*
10	.21.2**	Terms and conditions for 2000 special stock option awards under the Equity Compensation Plan and 2000 Equity Plan (File No. 1-9936, filed as Exhibit 10.2 to Edison International’s Form 10-Q for the quarter ended June 30, 2000)*
10	.21.3**	Terms and conditions for 2002 long-term compensation awards under the Equity Compensation Plan and 2000 Equity Plan (File No. 1-9936, filed as Exhibit 10.1 to Edison International’s Form 10-Q for the quarter ended March 31, 2002)*
10	.21.4**	Terms and conditions for 2003 long-term compensation awards under the Equity Compensation Plan and 2000 Equity Plan (File No. 1-9936, filed as Exhibit 10.1 to Edison International’s Form 10-Q for the quarter ended March 31, 2003)*
10	.21.5**	Terms and conditions for 2004 long-term compensation awards under the Equity Compensation Plan and 2000 Equity Plan (File No. 1-9936, filed as Exhibit 10.1 to Edison International’s Form 10-Q for the quarter ended March 31, 2004)*
10	.21.6**	Terms and conditions for 2005 long-term compensation award under the Equity Compensation Plan and 2000 Equity Plan (File No. 1-9936, filed as Exhibit 99.2 to Edison International’s Form 8-K dated December 16, 2004 and filed on December 22, 2004)*
10	.21.7**	Terms and conditions for 2006 long-term compensation awards under the Equity Compensation Plan and 2000 Equity Plan (File No. 1-9936, filed as Exhibit 10.29 to Edison International’s Form 10-K for the year ended December 31, 2005)*
10	.21.8**	Terms and conditions for 2007 long-term compensation awards under the Equity Compensation Plan and 2000 Equity Plan (File No. 1-9936, filed as Exhibit 99.1 to Edison International’s Form 8-K dated February 22, 2007 and filed on February 26, 2007)*
10	.21.9**	Terms and conditions for 2007 long-term compensation awards under the Equity Compensation Plan and the 2007 Performance Incentive Plan (File No. 1-9936, filed as Exhibit 10.1 to Edison International’s Form 10-Q for the quarter ended March 31, 2007)*
10	.22**	Director Nonqualified Stock Option Terms and Conditions under the Equity Compensation Plan (File No. 1-9936, filed as Exhibit 10.1 to Edison International’s Form 10-Q for the quarter ended June 30, 2002)*

Exhibit
Number		Description

10	.22.1**	Director 2004 Nonqualified Stock Option Terms and Conditions under the Equity Compensation Plan (File No. 1-9936, filed as Exhibit 10.1 to Edison International’s Form 10-Q for the quarter ended June 30, 2004)*
10	.22.2*	Director Nonqualified Stock Option Terms and Conditions under the 2007 Performance Incentive Plan (File 1-9936, filed as Exhibit 10.2 to Edison International’s Form 10-Q for the quarter ended March 31, 2007)*
10	.23**	Edison International and Edison Capital Affiliate Option Exchange Offer Circular, dated July 3, 2000 (File No. 1-9936, filed as Exhibit 10.1 to Edison International’s Form 10-Q for the quarter ended September 30, 2000)*
10	.23.1**	Edison International and Edison Capital Affiliate Option Exchange Offer Summary of Deferred Compensation Alternatives, dated July 3, 2000 (File No. 1-9936, filed as Exhibit 10.2 to Edison International’s Form 10-Q for the quarter ended September 30, 2000)*
10	.23.2**	Edison International and Edison Mission Energy Affiliate Option Exchange Offer Circular, dated July 3, 2000 (File No. 1-13434, filed as Exhibit 10.93 to the Edison Mission Energy’s Form 10-K for the year ended December 31, 2001)*
10	.23.3**	Edison International and Edison Mission Energy Affiliate Option Exchange Offer Summary of Deferred Compensation Alternatives, dated July 3, 2000 (File No. 1-13434, filed as Exhibit 10.94 to the Edison Mission Energy’s Form 10-K for the year ended December 31, 2001)*
10	.24**	Estate and Financial Planning Program as amended December 31, 2008
10	.25**	Resolution regarding the computation of disability and survivor benefits prior to age 55 for Alan J. Fohrer dated February 17, 2000 (File No. 1-9936, filed as Exhibit 10.2 to Edison International’s Form 10-Q for the quarter ended March 31, 2000)*
10	.26**	2008 Executive Severance Plan, as amended and restated effective December 31, 2008
10	.27**	Director Deferred Compensation Plan Authorization of Edison International (File No. 1-9936, filed in Edison International’s Form 8-K dated December 30, 2004, and filed on January 5, 2005)*
10	.28**	2008 Director Deferred Compensation Plan, effective December 31, 2008
10	.29**	Edison International Director Compensation Schedule, as adopted May 19, 2005, as amended (File No. 1-9936, filed as Exhibit 10.47 to Edison International’s Form 10-K for the year ended December 31, 2005)*
10	.30**	Edison International Director Compensation Schedule, as adopted June 27, 2008 and revised effective December 31, 2008
10	.31**	Edison International Director Matching Gifts Program, as adopted June 29, 2007 (File No. 1-9936, filed as Exhibit 10.2 to Edison International’s Form 10-Q for the quarter ended June 30, 2007)*
10	.32**	Edison International Director Nonqualified Stock Options 2005 Terms and Conditions (File No. 1-9936, filed as Exhibit 99.3 to Edison International’s Form 8-K dated May 19, 2005, and filed on May 25, 2005)*
10.33		Amended and Restated Agreement for the Allocation of Income Tax Liabilities and Benefits among Edison International, Southern California Edison Company and The Mission Group dated September 10, 1996 (File No. 1-9936, filed as Exhibit 10.3 to Edison International’s Form 10-Q for the quarter ended September 30, 2002)*
10	.33.1	Amended and Restated Tax Allocation Agreement among The Mission Group and its first-tier subsidiaries dated September 10, 1996 (File No. 1-9936, filed as Exhibit 10.3.1 to Edison International’s Form 10-Q for the quarter ended September 30, 2002)*

Exhibit
Number		Description

10	.33.2	Amended and Restated Tax Allocation Agreement between Edison Capital and Edison Funding Company (formerly Mission First Financial and Mission Funding Company) dated May 1, 1995 (File No. 1-9936, filed as Exhibit 10.3.2 to Edison International’s Form 10-Q for the quarter ended September 30, 2002)*
10	.33.3	Tax Allocation Agreement between Mission Energy Holding Company and Edison Mission Energy dated July 2, 2001 (File No. 1-9936, filed as Exhibit 10.3.3 to Edison International’s Form 10-Q for the quarter ended September 30, 2002)*
10	.33.4	Administrative Agreement re Tax Allocation Payments among Edison International, Southern California Edison Company, The Mission Group, Edison Capital, Mission Energy Holding Company, Edison Mission Energy, Edison O&M Services, Edison Enterprises, and Mission Land Company dated July 2, 2001 (File No. 1-9936, filed as Exhibit 10.3.4 to Edison International’s Form 10-Q for the quarter ended September 30, 2002)*
10	.34**	Form of Indemnity Agreement between Edison International and its Directors and any officer, employee or other agent designated by the Board of Directors (File No. 1-9936, filed as Exhibit 10.5 to Edison International’s Form 10-Q for the period ended June 30, 2005, and filed on August 9, 2005)*
10	.35**	2008 Executive Bonus Program (File No. 1-9936, filed as Exhibit 10.1 to Edison International’s Form 8-K dated February 28, 2008 and filed on March 5, 2008)*
10	.36**	Edison International Executive Perquisites
10	.37**	Section 409A and Other Conforming Amendments to Terms and Conditions
10	.37.1**	Section 409A Amendments to Director Terms and Conditions
10	.38**	Consulting Arrangement with John E. Bryson
10.39		Amended and Restated Credit Agreement, dated as of February 23, 2007, among Edison International and JPMorgan Chase Bank, N.A., as Administrative Agent, Citicorp North America, Inc., as Syndication Agent, Credit Suisse, Lehman Commercial Paper Inc., and Wells Fargo Bank, N.A., as Documentation Agents, and the lenders thereto (File No. 1-9936, filed as Exhibit 10.1 to Edison International’s Form 8-K dated and filed February 27, 2007)*
10.40		First Amendment to Amended and Restated Credit Agreement, dated as of February 14, 2008 (File No. 1-9936, filed as Exhibit 10.1 to Edison International’s Form 8-K dated and filed March 19, 2008)*
10.41		Second Amendment to Amended and Restated Credit Agreement, dated as of December 19, 2008
12		Computation of Ratios of Earnings to Fixed Charges
13		Selected portions of the Annual Report to Shareholders for year ended December 31, 2007
21		Subsidiaries of the Registrant
23		Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP
24.1		Power of Attorney
24.2		Certified copy of Resolution of Board of Directors Authorizing Signature
31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32		Statement Pursuant to 18 U.S.C. Section 1350

*	Incorporated by reference pursuant to Rule 12b-32.

**	Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a)3.