Form 10-Q
period 2009-09-30
EDISON INTERNATIONAL
filed 2009-11-06
CIK 827052

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at November 3, 2009
Common Stock, no par value	325,811,206

EDISON INTERNATIONAL

INDEX

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

AB	Assembly Bill
AFUDC	allowance for funds used during construction
APS	Arizona Public Service Company
ARO(s)	asset retirement obligation(s)
Bcf	billion cubic feet
Big 4	Kern River, Midway-Sunset, Sycamore and Watson natural gas power projects
Btu	British thermal units
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAISO	California Independent System Operator
CAMR	Clean Air Mercury Rule
CARB	California Air Resources Board
Commonwealth Edison	Commonwealth Edison Company
CDWR	California Department of Water Resources
CEC	California Energy Commission
CONE	cost of new entry
CPS	Combined Pollutant Standard
CPUC	California Public Utilities Commission
CRRs	congestion revenue rights
DCR	Devers-Colorado River
DOE	United States Department of Energy
DOJ	United States Department of Justice
DRA	Division of Ratepayer Advocates
DWP	Los Angeles Department of Water & Power
EME	Edison Mission Energy
EME Homer City	EME Homer City Generation L.P.
EMG	Edison Mission Group Inc.
EMMT	Edison Mission Marketing & Trading, Inc.
EPS	earnings per share
ERRA	energy resource recovery account
Exelon Generation	Exelon Generation Company LLC
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FGIC	Financial Guarantee Insurance Company
Fitch	Fitch Ratings
FTRs	firm transmission rights
GAAP	generally accepted accounting principles
GHG	greenhouse gas

GLOSSARY (Continued)

Global Settlement	A settlement between Edison International and the IRS that resolved asserted deficiencies related to Edison International's deferral of income taxes associated with certain of its cross-border, leveraged leases in their entirety and all other outstanding tax disputes for open tax years 1986 through 2002.
GRC	General Rate Case
GWh	gigawatt-hours
Illinois Plants	EME's largest power plants (fossil fuel) located in Illinois
Investor-Owned Utilities	SCE, SDG&E and PG&E
IRS	Internal Revenue Service
ISO	Independent System Operator
kWh(s)	kilowatt-hour(s)
LIBOR	London Interbank Offered Rate
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MEHC	Mission Energy Holding Company
Midwest Generation	Midwest Generation, LLC
MMBtu	million British thermal units
Mohave	Mohave Generating Station
Moody's	Moody's Investors Service
MRTU	Market Redesign and Technology Upgrade
MW	megawatts
MWh	megawatt-hours
NAPP	Northern Appalachian
Ninth Circuit	United States Court of Appeals for the Ninth Circuit
NOV	notice of violation
NOx	nitrogen oxide
NRC	Nuclear Regulatory Commission
PADEP	Pennsylvania Department of Environmental Protection
Palo Verde	Palo Verde Nuclear Generating Station
PBOP(s)	Postretirement benefits other than pension(s)
PBR	performance-based ratemaking
PG&E	Pacific Gas & Electric Company
PJM	PJM Interconnection, LLC
POD	Presiding Officer's Decision
PRB	Powder River Basin
PSD	Prevention of Significant Deterioration
PX	California Power Exchange
QF(s)	qualifying facility(ies)
RICO	Racketeer Influenced and Corrupt Organization
ROE	return on equity
RPM	reliability pricing model
S&P	Standard & Poor's Ratings Services
San Onofre	San Onofre Nuclear Generating Station
SCAQMD	South Coast Air Quality Management District

GLOSSARY (Continued)

SCE	Southern California Edison Company
SDG&E	San Diego Gas & Electric
SIP(s)	State Implementation Plan(s)
SO2	sulfur dioxide
SRP	Salt River Project Agricultural Improvement and Power District
the Tribes	Navajo Nation and Hopi Tribe
TURN	The Utility Reform Network
US EPA	United States Environmental Protection Agency
VIE(s)	variable interest entity(ies)

EDISON INTERNATIONAL

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,

In millions, except per-share amounts	2009	2008	2009	2008

	(Unaudited)
Electric utility	$3,065	$3,467	$7,526	$8,696
Competitive power generation	592	813	1,759	2,143
Financial services and other	7	14	25	45

Total operating revenue	3,664	4,294	9,310	10,884

Fuel	406	635	1,120	1,725
Purchased power	1,032	1,333	2,155	3,053
Other operation and maintenance	1,093	1,035	3,136	3,110
Depreciation, decommissioning and amortization	365	327	1,053	972
Lease terminations and other	—	(1)	888	(75)

Total operating expenses	2,896	3,329	8,352	8,785

Operating income	768	965	958	2,099
Interest and dividend income	2	9	29	44
Equity in income from partnerships and unconsolidated subsidiaries – net	35	31	34	40
Other nonoperating income	74	23	131	78
Interest expense – net of amounts capitalized	(187)	(176)	(556)	(511)
Other nonoperating deductions	(16)	(82)	(41)	(115)

Income from continuing operations before income taxes	676	770	555	1,635
Income tax expense (benefit)	232	277	(169)	521

Income from continuing operations	444	493	724	1,114
Income (loss) from discontinued operations – net of tax	(1)	6	(5)	—

Net income	443	499	719	1,114
Less: Net income attributable to noncontrolling interests	40	60	82	115

Net income attributable to Edison International common shareholders	$403	$439	$637	$999

Amounts attributable to Edison International common shareholders:
Income from continuing operations, net of tax	$404	$433	$642	$999
Income (loss) from discontinued operations, net of tax	(1)	6	(5)	—

Net income attributable to Edison International common shareholders	$403	$439	$637	$999

Weighted-average shares of common stock outstanding	326	326	326	326
Basic earnings per common share attributable to Edison International common shareholders:
Continuing operations	$1.23	$1.31	$1.95	$3.03
Discontinued operations	—	0.02	(0.01)	—

Total	$1.23	$1.33	$1.94	$3.03

Weighted-average shares of common stock outstanding, including effect of dilutive securities	329	328	328	329
Diluted earnings per common share attributable to Edison International common shareholders:
Continuing operations	$1.22	$1.31	$1.95	$3.02
Discontinued operations	—	0.02	(0.01)	—

Total	$1.22	$1.33	$1.94	$3.02

Dividends declared per common share	$0.310	$0.305	$0.930	$0.915

The accompanying notes are an integral part of these consolidated financial statements.

EDISON INTERNATIONAL

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,

In millions	2009	2008	2009	2008

	(Unaudited)
Net income	$443	$499	$719	$1,114

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments – net	—	(1)	4	(4)
Pension and postretirement benefits other than pensions:
Net gain arising during the period-net	—	—	1	—
Amortization of net loss included in net income – net	1	—	4	—
Unrealized gain (loss) on cash flow hedges:
Unrealized gain (loss) arising during the period – net of income tax expense (benefit) of $(4) and $357 for the three months and $44 and $53 for the nine months ended September 30, 2009 and 2008, respectively	(5)	535	56	81
Reclassification adjustments included in net income – net of income tax expense (benefit) of $52 and $44 for the three months and $75 and $(45) for the nine months ended September 30, 2009 and 2008, respectively	(72)	(65)	(104)	69

Other comprehensive income (loss)	(76)	469	(39)	146

Comprehensive income	367	968	680	1,260
Less: Comprehensive income attributable to noncontrolling interests	40	60	82	115

Comprehensive income attributable to Edison International	$327	$908	$598	$1,145

The accompanying notes are an integral part of these consolidated financial statements.

EDISON INTERNATIONAL

CONSOLIDATED BALANCE SHEETS

In millions	September 30, 2009	December 31, 2008

	(Unaudited)
ASSETS
Cash and equivalents	$2,411	$3,916
Short-term investments	5	7
Receivables, less allowances of $47 and $39 for uncollectible accounts at respective dates	1,158	1,006
Accrued unbilled revenue	583	328
Inventory	549	553
Derivative assets	403	327
Restricted cash	148	3
Margin and collateral deposits	222	105
Regulatory assets	57	605
Deferred income taxes – net	28	104
Other current assets	204	399

Total current assets	5,768	7,353

Nonutility property – less accumulated depreciation of $2,157 and $2,019 at respective dates	4,718	5,374
Nuclear decommissioning trusts	3,025	2,524
Investments in partnerships and unconsolidated subsidiaries	238	229
Investments in leveraged leases	164	2,467
Other investments	93	89

Total investments and other assets	8,238	10,683

Utility plant, at original cost:
Transmission and distribution	21,035	20,006
Generation	2,633	1,819
Accumulated depreciation	(5,757)	(5,570)
Construction work in progress	2,688	2,454
Nuclear fuel, at amortized cost	277	260

Total utility plant	20,876	18,969

Derivative assets	344	244
Restricted deposits	43	43
Rent payments in excess of levelized rent expense under plant operating leases	1,039	878
Regulatory assets	5,084	5,414
Other long-term assets	1,380	1,031

Total long-term assets	7,890	7,610

Total assets	$42,772	$44,615

The accompanying notes are an integral part of these consolidated financial statements.

EDISON INTERNATIONAL

CONSOLIDATED BALANCE SHEETS

In millions, except share amounts	September 30, 2009	December 31, 2008

	(Unaudited)
LIABILITIES AND EQUITY
Short-term debt	$85	$2,143
Current portion of long-term debt	842	174
Accounts payable	966	1,031
Accrued taxes	271	590
Accrued interest	207	187
Customer deposits	241	228
Book overdrafts	260	224
Derivative liabilities	108	178
Regulatory liabilities	1,176	1,111
Other current liabilities	803	831

Total current liabilities	4,959	6,697

Long-term debt	10,448	10,950

Deferred income taxes – net	4,414	5,717
Deferred investment tax credits	198	109
Customer advances	123	137
Derivative liabilities	674	776
Pensions and benefits	3,000	2,860
Asset retirement obligations	3,179	3,042
Regulatory liabilities	2,848	2,481
Other deferred credits and other long-term liabilities	1,924	1,137

Total deferred credits and other liabilities	16,360	16,259

Total liabilities	31,767	33,906

Commitments and contingencies (Note 6)

Common stock, no par value (325,811,206 shares outstanding at each date)	2,294	2,272
Accumulated other comprehensive income	128	167
Retained earnings	7,401	7,078

Total Edison International's common shareholders' equity	9,823	9,517
Noncontrolling interests – other	275	285
Preferred and preference stock of utility not subject to mandatory redemption	907	907

Total equity	11,005	10,709

Total liabilities and equity	$42,772	$44,615

Authorized common stock is 800 million shares at each reporting period

The accompanying notes are an integral part of these consolidated financial statements.

EDISON INTERNATIONAL

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,

In millions	2009	2008

	(Unaudited)
Cash flows from operating activities:
Net income	$719	$1,114
Loss from discontinued operations	5	—

Income from continuing operations	724	1,114
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, decommissioning and amortization	1,053	972
Regulatory impacts of net nuclear decommissioning trust earnings (reflected in accumulated depreciation)	133	42
Other amortization	95	80
Lease terminations and other	888	(75)
Stock-based compensation	17	25
Equity in income from partnerships and unconsolidated subsidiaries – net	(34)	(40)
Distributions and dividends from unconsolidated entities	5	9
Deferred income taxes and investment tax credits	(1,322)	69
Rent payments in excess of levelized rent expense	(161)	(162)
Income from leveraged leases	(13)	(39)
Long-term regulatory assets and liabilities – net	338	(28)
Long-term derivative assets and liabilities – net	(176)	29
Other assets	(136)	(71)
Other liabilities	835	(13)
Changes in working capital:
Margin and collateral deposits – net of collateral received	(99)	(70)
Receivables and accrued unbilled revenue	(409)	(378)
Inventory	4	(75)
Restricted cash	(148)	—
Other current assets	190	93
Book overdrafts	41	90
Accrued taxes	(318)	128
Current regulatory assets and liabilities – net	613	(97)
Current derivative assets and liabilities – net	(238)	(3)
Accounts payable and other current liabilities	235	35
Operating cash flows from discontinued operations	(5)	—

Net cash provided by operating activities	2,112	1,635

Cash flows from financing activities:
Long-term debt issued	939	2,132
Long-term debt issuance costs	(25)	(15)
Long-term debt repaid	(566)	(246)
Bonds repurchased	(219)	(212)
Preferred stock redeemed	—	(7)
Short-term debt financing – net	(2,058)	1,308
Cash contributions from noncontrolling interests	2	—
Stock-based compensation – net	4	(22)
Dividends and distributions to noncontrolling interests	(88)	(116)
Dividends paid	(303)	(298)

Net cash provided (used) by financing activities	$(2,314)	$2,524

The accompanying notes are an integral part of these consolidated financial statements.

EDISON INTERNATIONAL

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,

In millions	2009	2008

	(Unaudited)
Cash flows from investing activities:
Capital expenditures	$(2,287)	$(1,959)
Purchase of interest in acquired companies	(7)	(11)
Proceeds from termination of leases	1,420	—
Proceeds from sale of property and interests in projects	1	113
Proceeds from nuclear decommissioning trust sales	1,814	2,279
Purchases of nuclear decommissioning trust investments and other	(1,977)	(2,329)
Proceeds from partnerships and unconsolidated subsidiaries, net of investment	10	35
Maturities and sales of short-term investments	3	80
Purchase of short-term investments	(1)	(22)
Customer advances for construction and other investments	(279)	(322)

Net cash used by investing activities	(1,303)	(2,136)

Net increase (decrease) in cash and equivalents	(1,505)	2,023
Cash and equivalents, beginning of period	3,916	1,441

Cash and equivalents, end of period	$2,411	$3,464

The accompanying notes are an integral part of these consolidated financial statements.

EDISON INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management's Statement

In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to fairly state the consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America for the periods covered by this quarterly report on Form 10-Q. The results of operations for the three- and nine-month periods ended September 30, 2009 are not necessarily indicative of the operating results for the full year.

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

The December 31, 2008 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Certain prior-year reclassifications have been made to conform to the current year financial statement presentation mostly pertaining to the presentation of noncontrolling interests in the consolidated financial statements and the elimination of the previously reported income statement caption "Provision for regulatory adjustment clauses – net" through classifications within relevant captions including "Operating revenue," "Purchased power," "Other operation and maintenance" and "Depreciation, decommissioning and amortization." Except as indicated, amounts presented in the Notes to the Consolidated Financial Statements relate to continuing operations.

Edison International has performed an evaluation of subsequent events through November 6, 2009, the date the financial statements were issued.

Cash and Equivalents

Cash and equivalents as of September 30, 2009 and December 31, 2008 consisted of the following:

In millions	September 30, 2009	December 31, 2008

	(Unaudited)
Cash	$252	$138

Money market funds	$2,159	$3,583
U.S. government agency securities	—	164
Commercial paper	—	30
Time deposits (certificates of deposit)	—	1

Total cash equivalents	$2,159	$3,778

Total cash and equivalents	$2,411	$3,916

Cash equivalents, with the exception of money market funds, were stated at amortized cost plus accrued interest. The carrying value of cash equivalents equals the fair value as all investments have maturities of less than three months. For further discussion of money market funds, see Note 11. Included in cash and equivalents is $94 million and $89 million at September 30, 2009 and December 31, 2008, respectively, for four projects that Edison International is consolidating under an accounting interpretation for VIEs.

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

	Three Months Ended September 30,		Nine Months Ended September 30,

In millions	2009	2008	2009	2008

	(Unaudited)
Basic earnings per share – continuing operations:
Income from continuing operations, net of tax	$404	$433	$642	$999
Gain on redemption of preferred stock	—	—	—	2
Participating securities dividends	(4)	(6)	(5)	(12)

Income from continuing operations available to common shareholders	$400	$427	$637	$989

Weighted average common shares outstanding	326	326	326	326

Basic earnings per share – continuing operations	$1.23	$1.31	$1.95	$3.03

Diluted earnings per share – continuing operations:
Income from continuing operations available to common shareholders	$400	$427	$637	$989
Income impact of assumed conversions	2	3	2	6

Income from continuing operations available to common shareholders and assumed conversions	$402	$430	$639	$995

Weighted average common shares outstanding	326	326	326	326
Incremental shares from assumed conversions	3	2	2	3

Adjusted weighted average shares – diluted	329	328	328	329

Diluted earnings per share – continuing operations	$1.22	$1.31	$1.95	$3.02

Stock-based compensation awards to purchase 6,279,410 and 3,874,740 shares of common stock for the three months ended September 30, 2009 and 2008, respectively, and 8,645,549 and 2,244,291 shares of common stock for the nine months ended September 30, 2009 and 2008, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the awards was greater than the average market price of the common shares; and therefore, the effect would have been antidilutive.

Inventory

Inventory is stated at the lower of cost or market, cost being determined by the weighted-average cost method for fuel, and the average cost method for materials and supplies. Inventory at September 30, 2009 and December 31, 2008 consisted of the following:

In millions	September 30, 2009	December 31, 2008

	(Unaudited)
Coal, gas, fuel oil and raw materials	$183	$163
Spare parts, materials and supplies	366	390

Total	$549	$553

Margin and Collateral Deposits

Margin and collateral deposits include cash deposited with counterparties and brokers and cash received from counterparties and brokers (reflected in "Other current liabilities" on the consolidated balance sheets) as credit support under energy contracts. The amount of margin and collateral deposits generally varies based on changes in the value of the positions. In accordance with the authoritative guidance which allows for netting of counterparty receivables and payables under a master netting arrangement, Edison International presents a portion of its margin and cash collateral deposits net with its derivative positions on its consolidated balance sheets. Amounts recognized for cash collateral provided to others that have been offset against derivative liabilities totaled $66 million and $123 million at September 30, 2009 and December 31, 2008, respectively. Amounts recognized for cash collateral received from others that have been offset against derivative assets totaled $232 million and $225 million at September 30, 2009 and December 31, 2008, respectively. Amounts recognized for cash collateral provided to others that have not been offset against derivative liabilities totaled $222 million and $105 million at September 30, 2009 and December 31, 2008, respectively. Amounts recognized for cash collateral received from others that have not been offset against derivative assets totaled $28 million and $8 million at September 30, 2009 and December 31, 2008 respectively.

New Accounting Requirements

Accounting Requirements Adopted

General Principles

In June 2009, the FASB issued an accounting standard establishing the FASB Accounting Standards Codification (Codification) as the source of authoritative, nongovernmental U.S. GAAP superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. Following this action, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or EITF Abstracts. Instead, the FASB will issue Accounting Standards Updates. Two levels of U.S. GAAP will exist: authoritative and non-authoritative. Codification is not intended to change U.S. GAAP or guidance issued by the SEC. Edison International adopted the Codification effective July 1, 2009.

Subsequent Events

In May 2009, the FASB issued authoritative guidance that sets forth the period subsequent to the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize these events or transactions; and the disclosures that an entity should make. Edison International adopted this guidance effective April 1, 2009. The adoption had no impact on Edison International's consolidated results of operations, financial position or cash flows.

Fair Value Measurements and Disclosures

In April 2009, the FASB issued authoritative guidance affirming the objective of a fair value measurement, which is to identify the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction at the measurement date between market participants ("exit price") under current market conditions. This includes guidance on identifying circumstances that indicate when there is no active market or transactions where the price inputs being used represent distressed or forced sales. If either of these conditions exists, this guidance provides additional direction for estimating fair value and requires disclosure of a change in valuation technique (and the related inputs) resulting from the application of this guidance and to quantify its effects, if practicable. This guidance also requires disclosures on a more disaggregated basis for investments in debt and equity securities measured at fair value. Edison International adopted this guidance effective April 1, 2009. The adoption had no impact on Edison International's consolidated results of operations, financial position or cash flows. See Note 11.

In April 2009, the FASB issued authoritative guidance requiring disclosures about the fair value of all financial instruments, for which it is practicable to estimate that fair value, for interim reporting periods as well as annual statements. Edison International adopted this guidance effective April 1, 2009. Since this guidance impacts disclosure only, the adoption did not have an impact on Edison International's consolidated results of operations, financial position or cash flows. See Note 11.

Effective January 1, 2009, Edison International adopted authoritative guidance for nonrecurring fair value measurements of nonfinancial assets and liabilities. The adoption did not have a material impact on Edison International's consolidated financial statements.

Investments – Debt and Equity Securities

In April 2009, the FASB amended existing authoritative guidance which determines whether impairment is other than temporary for debt securities. Under this amended guidance, an entity writes down to fair value through earnings, impaired debt securities that it currently intends to sell or for which it is more likely than not it will be required to sell before the anticipated recovery. If an entity does not intend and will not be required to sell a debt security but it is probable that the entity will not collect all amounts due, the entity will separate the other-than-temporary impairment into two components: 1) the amount due to credit loss would be recognized in earnings, and 2) the remaining portion would be recognized in other comprehensive income. Edison International adopted this guidance effective April 1, 2009, resulting in increased disclosures. The adoption did not have an impact on Edison International's consolidated results of operations, financial position or cash flows. See Note 11.

Investments – Equity Method and Joint ventures

In November 2008, the FASB clarified the accounting for certain transactions and impairment considerations involving equity method investments. Effective January 1, 2009, Edison International adopted this guidance prospectively. The adoption had no impact on its consolidated financial statements.

Business Combinations

In December 2007, the FASB issued authoritative guidance, establishing principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date fair value. This guidance determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This guidance applies prospectively to business combinations for which the acquisition date is on or after fiscal years beginning on or after January 1, 2009. The initial adoption had no impact on Edison International's consolidated results of operations, financial position or cash flows.

In April 2009, the FASB issued amended authoritative guidance addressing the initial recognition, measurement and subsequent accounting for assets and liabilities arising from contingencies in a business combination, and requires that such assets acquired or liabilities assumed be initially recognized at fair value at the acquisition date if fair value can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the asset acquired or liability assumed arising from a contingency is recognized only if certain criteria are met. This guidance also requires that a systematic and rational basis for subsequently measuring and accounting for the assets or liabilities be developed depending on their nature. This guidance was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after fiscal years beginning January 1, 2009. The initial adoption had no impact on Edison International's consolidated results of operations, financial position or cash flows.

Consolidation

In December 2007, the FASB issued authoritative guidance, requiring an entity to present noncontrolling interests that reflect the ownership interests in subsidiaries held by parties other than the entity, within the equity section but separate from the entity's equity in the consolidated financial statements. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interests to be clearly identified and presented on the face of the consolidated statements of income; changes in ownership interests to be accounted for similarly as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary to be measured at fair value. Edison International adopted this guidance effective January 1, 2009 and retrospectively applied this guidance as of December 31, 2008. In accordance with this guidance, Edison International reclassified "Noncontrolling interests – other" of $285 million and "Preferred and preference stock of utility not subject to mandatory redemption" of $907 million to a component of equity. For additional information, see Note 7.

Derivatives and Hedging

In March 2008, the FASB issued authoritative guidance, requiring additional disclosures related to derivative instruments, including how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Edison International adopted this guidance effective January 1, 2009. Since this guidance impacts disclosures only, the adoption did not have an impact on Edison International's consolidated results of operations, financial position or cash flows. For additional information regarding the adoption, see Note 2.

Intangibles – Goodwill and Other

In April 2008, the FASB issued authoritative guidance amending the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of the guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under business combinations and other GAAP. Edison International adopted this guidance effective January 1, 2009. The adoption had no impact on Edison International's consolidated results of operations, financial position or cash flows.

Accounting Requirements Not Yet Adopted

Compensation – Retirement Benefits

In December 2008, the FASB issued authoritative guidance requiring additional postretirement benefit plan asset disclosures by employers about the major categories of assets, the inputs and valuation techniques used to measure fair value, the level within the fair value hierarchy, the effect of using significant unobservable inputs (Level 3) and significant concentrations of risk. This guidance is effective for years ending after December 15, 2009 and, therefore, Edison International will adopt this guidance at year-end 2009. This guidance will impact disclosures only and will not have an impact on Edison International's consolidated results of operations, financial position or cash flows.

Consolidation – Variable Interest Entities

In June 2009, the FASB issued an amendment on the accounting and disclosure requirements for the consolidation of variable interest entities. This amendment changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. Edison International is currently evaluating the impact that the adoption will have on its consolidated financial statements including the impact on four QF contracts in which SCE has variable interests and currently consolidates. Edison International will adopt this guidance on January 1, 2010.

Fair Value Measurements

In August 2009, the FASB issued an accounting standards update that provides additional guidance on how companies should measure liabilities at fair value. While reaffirming the existing definition of fair value, the update reintroduced the concept of entry value into the determination of fair value. Entry value is the amount an entity would receive to enter into an identical liability. Under the new guidance, the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer. If the quoted price of a liability when traded as an asset includes the effect of a credit enhancement (i.e. a guarantee), this effect should be excluded from the measurement of the liability. Edison International adopted this guidance effective October 1, 2009. This guidance is not expected to have a material impact on its consolidated financial statements.

In September 2009, the FASB issued an accounting standards update that provides additional guidance on how companies should measure the fair value of certain alternative investments such as hedge funds, private equity funds, venture capital funds and funds of funds. This update is designed to address concerns regarding how to appropriately adjust the Net Asset Value (NAV) of these investments to reflect specific attributes, including redemption restrictions and capital commitments. If the investee's underlying investments are measured at fair value at the investor's measurement date, this update allows investors to use NAV to estimate the fair value unless it is probable the investment will be sold at something other than NAV. If not calculated as of the reporting entity's measurement date, the NAV must be adjusted for significant market events. This update provides guidance on fair value hierarchy classification and also requires enhanced disclosures. Edison International is currently evaluating the impact, if any, that the adoption will have on certain investments in the defined benefit pension and PBOP plans and the resulting impact on the funded status of these plans recorded on Edison International's balance sheets. Edison International will adopt this guidance on December 31, 2009.

Restricted Cash and Deposits

Cash balances that are restricted under margining agreements are classified as restricted cash included in current assets, as such amounts change frequently based on forward market prices. Cash balances that are restricted to pay amounts required for lease payments or to provide collateral are classified as restricted deposits.

Note 2. Derivative Instruments and Hedging Activities

Electric Utility

Commodity Price Risk

SCE is exposed to commodity price risk from its purchases of capacity and ancillary services to meet peak energy requirements and from exposure to natural gas prices that affect costs associated with power purchased from QFs, fuel tolling arrangements, and its own gas-fired generation, including SCE's Mountainview and peaker plants. Contract energy prices for most nonrenewable QFs are based in large part on the monthly index price of natural gas delivered at the Southern California border. SCE also has power contracts, referred to as tolling arrangements, in which SCE has agreed to provide the natural gas needed for generation under those power contracts or pay for the natural gas based on published index prices. In addition to SCE's Mountainview and peaker plants, approximately 42% of SCE's purchased power supply is subject to natural gas price volatility. Fair value changes in SCE's derivative instruments are expected to be recovered from or refunded to ratepayers and therefore, fair value changes have no impact on earnings, but may temporarily affect cash flows.

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

Notional Volumes of Derivative Instruments

The following table summarizes the notional volumes of derivatives used for hedging activities at September 30, 2009:

Commodity	Unit of Measure	Economic Hedges

		(Unaudited)
Electricity options, swaps and forward arrangements	MW	24,308
Natural gas options, swaps and forward arrangements	Bcf	272
Congestion revenue rights(1)	MW	516,488
Tolling arrangements(2)	MW	2,556

(1)
In September 2007 and November 2008, the CAISO allocated CRRs for the period April 2009 through December 2017 based on SCE's load requirements. In addition, SCE participated in CAISO auctions for the procurement of additional CRRs. These CRRs meet the definition of a derivative.

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

Fair Value of Derivative Instruments

The following table summarizes the gross and net fair values of commodity derivative instruments at September 30, 2009:

	Derivative Assets			Derivative Liabilities
In millions	Short- Term	Long- Term	Subtotal	Short- Term	Long- Term	Subtotal	Net Liability

	(Unaudited)
Non-trading activities
Economic hedges	$203	$237	$440	$113	$632	$745	$305
Netting and collateral	(8)	—	(8)	(9)	—	(9)	(1)

Total	$195	$237	$432	$104	$632	$736	$304

Income Statement Impact of Derivative Instruments

SCE recognizes realized gains and losses on derivative instruments as purchased-power expense and recovers these costs from ratepayers. Due to expected future recovery from ratepayers, unrealized gains and losses are deferred and are not recognized as purchased-power expense until realized. As a result, realized and unrealized gains and losses do not affect earnings, but may temporarily affect cash flows. The results of derivative activities and related regulatory offsets are recorded in cash flows from operating activities in the consolidated statements of cash flows. Realized losses on economic hedging activities were $113 million and $307 million for the three- and nine-month periods ended September 30, 2009, respectively, compared to realized gains on economic hedging activities of $14 million and $39 million for the comparable periods in 2008, respectively. Unrealized losses on economic hedging activities were $198 million for the three months ended September 30, 2009, and unrealized gains on economic hedging activities were $428 million for the nine months ended September 30, 2009. Unrealized losses on economic hedging activities were $617 million and $131 million for the comparable periods in 2008, respectively.

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

Certain of these power contracts contain a provision that requires SCE to maintain an investment grade credit rating from each of the major credit rating agencies, referred to as a "credit-risk-related contingent feature." If SCE's credit rating were to fall below investment grade, SCE may be required to pay the derivative liability or post additional collateral. The aggregate fair value of all derivative liabilities with these credit-risk-related contingent features as of September 30, 2009, was $74 million, for which SCE has posted no collateral to its counterparties. If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2009, SCE would be required to post an additional $18 million of collateral.

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

The extent to which EME hedges its market price risk depends on several factors. First, EME evaluates over-the-counter market prices to determine if forward market prices are sufficiently attractive compared to the risks associated with the fluctuating spot market. Second, EME evaluates the sufficiency of its credit capacity at EME and Midwest Generation and whether the forward sales markets have sufficient liquidity to enable EME to identify appropriate counterparties for hedge transactions. Hedge transactions entered into by EME follow authoritative guidance on derivatives and hedging.

Authoritative guidance on derivatives and hedging establishes accounting and reporting standards for derivative instruments (including certain derivative instruments embedded in other contracts). A company is required to record derivatives on its balance sheets as either assets or liabilities measured at fair value unless otherwise exempted from derivative treatment as a normal sale and purchase. All changes in the fair value of derivative instruments are recognized currently in earnings, unless specific hedge criteria are met, which requires that EME formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

The accounting requirements for cash flow hedges provide that the effective portion of gains or losses on derivative instruments designated and qualifying as cash flow hedges be reported as a component of other comprehensive income and be reclassified into earnings in the same period during which the hedged forecasted transaction affects earnings. The remaining gains or losses on the derivative instruments, if any, must be recognized currently in earnings.

Many of the derivative instruments entered into for risk management purposes (also referred to as non-trading purposes) meet the requirements for hedge accounting. However, not all derivative instruments entered into for risk management purposes will qualify for hedge accounting treatment. Furthermore, EME utilizes derivative contracts that are designed to adjust financial and/or physical positions that reduce costs or increase gross margin. Accordingly, risk management positions may not be designated as cash flow hedges and are thus marked to market through current period earnings (derivatives that are entered into for risk management, but which are not designated as cash flow hedges, are referred to as economic hedges).

Authoritative guidance on derivatives and hedging affects the timing of income recognition, but has no effect on cash flow. To the extent that income varies from accrual accounting (i.e., revenue recognition based on the settlement of transactions), EME records unrealized gains or losses. EME classifies unrealized gains and losses from commodity contracts in operating revenues or fuel expenses based on the item being hedged. In addition, the results of derivative activities are recorded in cash flows from operating activities in the consolidated statements of cash flows.

Derivative instruments that are utilized for trading purposes are measured at fair value and included in the balance sheet as derivative assets or liabilities. In the absence of quoted market prices, derivative instruments are valued at fair value as determined through the methodology outlined in Note 11 – Fair Value Measurements. Resulting gains and losses are recognized in operating revenues in the accompanying consolidated statements of income in the period of change.

Where EME's derivative instruments are subject to a master netting agreement and the criteria of authoritative guidance are met, EME presents its derivative assets and liabilities on a net basis in its consolidated balance sheet.

Notional Volumes of Derivative Instruments

The following table summarizes the notional volumes of derivatives used for hedging and trading activities at September 30, 2009:

				Hedging Activities
Commodity	Instrument	Classification	Unit of Measure	Cash Flow Hedges		Economic Hedges		Trading Activities

Electricity	Forwards/Futures	Sales	GWh	21,487	(1)	18,871	(3)	22,055
Electricity	Forwards/Futures	Purchases	GWh	—		18,025	(3)	23,445
Electricity	Capacity	Sales	MW-Day (in thousands)	320	(2)	—		733	(2)
Electricity	Capacity	Purchases	MW-Day (in thousands)	18	(2)	—		867	(2)
Electricity	Congestion	Sales	GWh	—		136	(4)	10,277	(4)
Electricity	Congestion	Purchases	GWh	—		2,454	(4)	138,567	(4)
Natural gas	Forwards	Sales	billion cubic feet	—		3.7		36.3
Natural gas	Forwards/Futures	Purchases	billion cubic feet	—		—		35.0
Fuel oil	Forwards/Futures	Sales	Barrels	—		—		150,000
Fuel oil	Forwards/Futures	Purchases	Barrels	—		600,000		150,000
Coal	Forwards/Futures	Purchases	Tons	—		285,000		—

(1)
EME's hedge products include forward and futures contracts that qualify for hedge accounting. This category excludes power contracts for the Illinois Plants which meet the normal sales and purchase exception and are accounted for on the accrual method.

(2)
EME's hedge transactions for capacity result from bilateral trades. Capacity sold in the PJM RPM auction is not accounted for as a derivative.

(3)
EME also entered into transactions that adjust financial and physical positions, or day-ahead and real-time positions to reduce costs or increase gross margin. These positions largely offset each other. The net sales positions of these categories are primarily related to hedge transactions that are not designated as cash flow hedges.

(4)
Congestion contracts are financial transmission rights, transmission congestion contracts or congestion revenue rights. These positions are similar to a swap, where the buyer is entitled to receive a stream of revenues (or charges) based on the hourly day-ahead price differences between two locations.

In addition, Viento Funding II, Inc., an EME subsidiary, in conjunction with the closing of its wind financing, entered into seven-year amortizing interest rate swaps accounted for as cash flow hedges with a total notional amount of approximately $170 million at September 30, 2009. The interest rate swaps entitle Viento Funding II to receive a floating (six-month LIBOR) rate and pay a fixed rate of 3.175%. The interest rate swap agreements expire in June 2016.

Fair Value of Derivative Instruments

The following table summarizes the gross fair value of derivative instruments at September 30, 2009:

	Derivative Assets			Derivative Liabilities
(in millions)	Short- Term	Long- Term	Subtotal	Short- Term	Long- Term	Subtotal	Net Assets

Non-trading activities
Cash flow hedges	$297	$87	$384	$59	$8	$67	$317
Economic hedges	222	44	266	202	39	241	25
Trading activities	341	123	464	287	62	349	115

	$860	$254	$1,114	$548	$109	$657	$457
Netting and collateral received	(652)	(147)	(799)	(543)	(89)	(632)	(167)

Total	$208	$107	$315	$5	$20	$25	$290

Income Statement Impact of Derivative Instruments

The following table provides the activity of accumulated other comprehensive income for the nine months ended September 30, 2009, containing the information about the changes in the fair value of cash flow hedges and reclassification from accumulated other comprehensive income into results of operations:

In millions	Cash Flow Hedge Activity(1)	Income Statement Location

Accumulated other comprehensive income derivative gain at December 31, 2008	$398
Effective portion of changes in fair value	100
Reclassification from accumulated other comprehensive income to net income	(179)	Competitive power generation revenues

Accumulated other comprehensive income derivative gain at September 30, 2009	$319

(1)
Unrealized derivative gains are before income taxes. The after-tax amounts recorded in accumulated other comprehensive income at September 30, 2009 and December 31, 2008 were $192 million and $240 million, respectively.

The portion of a cash flow hedge that does not offset the change in the value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. EME recorded net gains (losses) of $11 million and $23 million during the third quarters of 2009 and 2008, respectively, and $16 million and $(8) million during the nine months ended September 30, 2009 and 2008, respectively, representing the amount of cash flow hedge ineffectiveness and are reflected in operating revenues in the consolidated statements of income.

The effect of realized and unrealized gains (losses) from derivative instruments used for economic hedging and trading purposes on the consolidated statements of income for the periods ended September 30, 2009 is presented below:

In millions

Type	Income Statement Location	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009

		(Unaudited)
Economic hedges	Competitive power generation revenue	$19	$35
	Fuel expense	$(2)	$12
Trading activities	Competitive power generation revenue	$16	$43

Contingent Features/Credit Related Exposure

Certain derivative instruments contain margin and collateral deposit requirements. Since EME's credit ratings are below investment grade, EME has historically provided collateral in the form of cash and letters of credit for the benefit of counterparties related to the net of accounts payable, accounts receivable, unrealized losses and unrealized gains in connection with derivative activities. Certain derivative contracts do not require margin, but contain provisions that require EME or Midwest Generation to comply with the terms and conditions of their respective credit facilities. The credit facilities each contain financial covenants. Some hedge contracts include provisions related to a change in control or material adverse effect resulting from amendments or modifications to the related credit facility. Failure by EME or Midwest Generation to comply with these provisions may result in a termination event under the hedge contracts, enabling the counterparties to terminate and liquidate all outstanding transactions and demand immediate payment of amounts owed to them. EMMT also has hedge contracts that do not require margin, but provide that each party can request additional credit support in the form of adequate assurance of performance in the case of an adverse development affecting the other party. The aggregate fair value of all derivative instruments with credit-risk-related contingent features is in an asset position on September 30, 2009 and, accordingly, the contingent features described above do not currently have a liquidity exposure. Future increases in power prices could expose EME or Midwest Generation to termination payments or additional collateral postings under the contingent features described above.

Financial Services and Other

A subsidiary of Edison Capital has a foreign currency swap to hedge foreign currency and interest rate risks of debt obligations with a notional amount of 56 million British pounds. The fair value of the foreign currency swap at September 30, 2009 is $21 million and is classified as a long-term derivative liability on the consolidated balance sheet. The effective portion of the change in the fair value of this derivative and related debt recorded in accumulated other comprehensive income for the nine months ended September 30, 2009 was less than $1 million and the amount reclassified from accumulated other comprehensive income into income was $4 million.

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

In June 2009, EME completed through its subsidiary, Viento Funding II, Inc., a non-recourse financing of its interests in the Wildorado, San Juan Mesa and Elkhorn Ridge wind projects. The financing included a $189 million seven-year term loan and a $13 million letter of credit facility which replaced project letters of credit previously issued under the EME corporate credit facility.

In July 2009, Viento Funding II amended the credit agreement to add a working capital facility. Availability under the working capital facility is initially $3.8 million and steps up semi-annually to $5.2 million by maturity. The agreement restricts the use of proceeds from the working capital facility to operation and maintenance expenditures at these three wind projects.

In September 2009, Midwest Generation and EME repaid $200 million and $163 million, respectively, of borrowings under their respective credit facilities. The outstanding balances under Midwest Generation's working capital facility of $275 million and EME's corporate credit facility of $188 million were reported as current portion of long-term obligations on EME's consolidated balance sheet and were repaid in October 2009.

Short-Term Debt

At September 30, 2009, Edison International (parent) had $85 million of short-term debt outstanding under its $1.4 billion credit facility at a weighted average interest rate of 0.61%.

Credit Agreements

On March 17, 2009, SCE entered into a new $500 million 364-day revolving credit facility, terminating on March 16, 2010. The additional liquidity provided by the facility will be used to support SCE's ongoing power procurement-related needs.

In June 2009, SCE amended its $2.5 billion five-year credit facility, reducing the commitment to $2.4 billion, and Edison International amended its $1.5 billion revolving credit facility, reducing the commitment to $1.4 billion. Both amendments were made to remove a subsidiary of Lehman Brothers Holdings as a lender.

The following table summarizes the status of the credit facilities at September 30, 2009:

In millions	SCE	EMG	Edison International (parent)

	(Unaudited)
Commitment	$2,894	$1,100	$1,426
Less: Commitment from Lehman Brothers subsidiary	—	(36)	—

	$2,894	$1,064	$1,426
Outstanding borrowings	—	(463)	(85)
Outstanding letters of credit	(82)	(105)	—

Amount available	$2,812	$496	$1,341

 Note 4. Income Taxes

Edison International's composite federal and state statutory income tax rates were approximately 40% (net of the federal benefit for state income taxes) for all periods presented. Edison International's effective tax rates, excluding income attributable to non-controlling interests, were 36% and (36%) for the three- and nine-month periods ended September 30, 2009, respectively, as compared to 39% and 34% for the respective periods in 2008. The principal items affecting comparability of the effective tax rates for the three- and nine-month periods ended September 30, 2009 and 2008 were lower software and property flow-through deductions in 2009, partially offset by higher nondeductible expenses during 2008. The nine-month period also includes a $300 million benefit recorded in 2009 related to the Global Settlement discussed below.

The American Recovery and Reinvestment Act of 2009 (ARRA) included a number of provisions that provide tax incentives to stimulate the economy, including incentives for energy-related investments and activities. ARRA extends the 50% bonus depreciation provision for an additional year to include property placed in service by December 31, 2009, provides for an option to elect a cash grant in lieu of an investment tax credit for certain renewable energy property, including the solar energy investment tax credit, and provides for an option to claim cash grants or an investment tax credit in lieu of certain production tax credits, including the wind production tax credit. To elect the cash grant an application must be filed with the United States Department of Treasury. SCE's PV Solar Rooftop facilities are expected to qualify for the investment tax credit and SCE also expects that it will have the option to elect the cash grant. EME placed Phase II of the Goat Wind and High Lonesome wind projects in service during 2009. For its most recently completed projects, EME is currently planning to claim investment tax credits for Phase II of the Goat Wind and High Lonesome wind projects and to claim production tax credits for its Elkhorn Ridge wind project. Both SCE and EME are reviewing the rules issued by the United States Department of Treasury regarding the grant program in their evaluations as to whether to make the grant election. Edison International accounts for investment tax credits on the deferred method and, accordingly, will recognize tax benefits related to such credits over the estimated useful life of the projects.

Accounting for Uncertainty in Income Taxes

The following table provides a reconciliation of unrecognized tax benefits from January 1 to September 30:

In millions	2009	2008

	(Unaudited)
Balance at January 1	$2,237	$2,114
Tax positions taken during the current year
Increases	134	75
Tax positions taken during a prior year
Increases	135	105
Decreases	(30)	(129)
Decreases for settlements during the period	(1,807)	—

Balance at September 30	$669	$2,165

Unrecognized tax benefits were reduced by $1.8 billion during the second quarter of 2009 as a result of consummating the Global Settlement discussed below.

Edison International believes it is reasonably possible that unrecognized tax benefits could be reduced by up to $104 million within the next twelve months from settlement of state tax matters for periods through 2002.

As of September 30, 2009 and December 31, 2008, respectively, if recognized, $263 million and $210 million of the unrecognized tax benefits would impact the effective tax rate.

Accrued Interest and Penalties

The total amount of accrued interest and penalty related to Edison International's income tax reserve was $359 million and $200 million as of September 30, 2009 and December 31, 2008, respectively. After-tax interest income, recognized in income tax expense, was $92 million for the nine-months ended September 30, 2009. After-tax interest expense, recognized in income tax expense, was $7 million for the three months ended September 30, 2009 and was $5 million and $18 million for the three- and nine-month periods ended September 30, 2008, respectively.

Tax Years Subject to Examination

Edison International's federal income tax returns are currently under active examination by the IRS for tax years 2003 through 2006 and are subject to examination through tax years 2008. Consummation of the Global Settlement, as described below, effectively closed tax years 1986 - 2002 with the IRS and resolved federal tax disputes related to Edison Capital's cross-border, leveraged leases in their entirety.

Edison International's California and other state income tax returns are open for examination by the California Franchise Tax Board and other state tax authorities for tax years 1986 through 2008. The Franchise Tax Board is currently examining tax years through 2002.

Global Settlement

As previously disclosed, Edison International and the IRS finalized the terms of a Global Settlement on May 5, 2009. The Global Settlement resolves federal tax disputes related to Edison Capital's cross-border, leveraged leases through 2009, and all other outstanding federal tax disputes and affirmative claims for tax years 1986 through 2002. Pursuant to the Global Settlement, Edison Capital terminated its interests in the cross-border leases and received net proceeds of $1.385 billion, including $121 million in the first quarter of 2009. See Note 15 for further discussion of the termination of the cross-border leases.

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

•
The Global Settlement and related lease terminations resulted in a loss of $628 million, after tax, for Edison Capital through the second quarter of 2009, reflected in "Lease termination and other" ($920 million pre-tax), and "Income tax expense (benefit)" on the consolidated statements of income. Edison Capital's overall net cash outflow from the Global Settlement will be approximately $300 million over time.

•
The Global Settlement also resolves all of SCE's federal income tax disputes and affirmative claims through tax year 2002. During the second quarter of 2009, SCE recorded after-tax earnings of approximately $300 million, reflected in "Income tax expense (benefit)" on the consolidated statements of income, primarily related to settlement of two affirmative claims associated with: (1) the taxation of balancing account overcollections; and (2) taxation of proceeds received in consideration for transferring control of SCE's transmission system to the CAISO and allowing direct access to SCE's distribution system, which were mandated as part of California's deregulation process. Both claims created tax timing differences that resulted in an interest refund from the IRS for prior period tax overpayments, but did not result in a permanent reduction in Edison International's and SCE's federal income tax liability. SCE expects an overall positive cash impact resulting from the Global Settlement of approximately $640 million over time, including the cash benefit of prior tax deposits of approximately $200 million.

•
On a combined basis, all other federal tax disputes involving the Edison International consolidated group for tax years 1986 - 2002 resulted in after-tax earnings of $54 million and expected positive cash flow over time of approximately $40 million. The earnings are attributable to miscellaneous net income tax benefits arising from the Global Settlement.

As a consequence of the cross-border lease terminations and Global Settlement, Edison Capital may be required to pay outstanding medium-term loans in the amount of $89 million (at September 30, 2009) and purchase certain affordable housing projects for approximately $11 million (at September 30, 2009) under existing guarantees.

Edison International is addressing the impacts of the Global Settlement with state tax authorities and is awaiting final interest calculations from the IRS. Resolution of such matters with such authorities may change the estimated cash and earnings impacts described above.

Note 5. Compensation and Benefits Plans

Pension Plans

For the nine months ended September 30, 2009, Edison International made 2008 plan year contributions of $6 million and 2009 plan year contributions of $56 million and expects to make $51 million of additional 2009 plan year contributions in the last three months of 2009. SCE's total 2009 annual contributions are recovered through CPUC-approved regulatory mechanisms and are expected to be, at a minimum, equal to its total annual expense.

Net pension cost recognized is calculated under the actuarial method used for ratemaking. The difference between pension costs calculated for accounting and ratemaking is deferred.

Expense components are:

	Three Months Ended September 30,		Nine Months Ended September 30,

In millions	2009	2008	2009	2008

	(Unaudited)
Service cost	$32	$32	$96	$95
Interest cost	52	50	155	151
Expected return on plan assets	(42)	(65)	(125)	(197)
Amortization of prior service cost	4	4	12	13
Amortization of net loss	14	—	42	1

Expense under accounting standards	$60	$21	$180	$63
Regulatory adjustment – deferred	(24)	—	(72)	—

Total expense recognized	$36	$21	$108	$63

Postretirement Benefits Other Than Pensions

For the nine months ended September 30, 2009, Edison International made 2009 plan year contributions of $13 million and expects to make $67 million of additional 2009 plan year contributions in the last three months of 2009. SCE's total 2009 annual contributions are recovered through CPUC-approved regulatory mechanisms and are expected to be, at a minimum, equal to its total annual expense.

Expense components are:

	Three Months Ended September 30,		Nine Months Ended September 30,

In millions	2009	2008	2009	2008

	(Unaudited)
Service cost	$8	$12	$24	$36
Interest cost	31	35	93	105
Expected return on plan assets	(20)	(31)	(60)	(93)
Amortization of prior service cost (credit)	(8)	(8)	(24)	(24)
Amortization of net loss	11	4	33	12

Total expense recognized	$22	$12	$66	$36

Stock-Based Compensation

During the first quarter of 2009, Edison International granted its 2009 stock-based compensation awards, which included stock options, performance shares, deferred stock units and restricted stock units. Total stock-based compensation expense (reflected in the caption "Other operation and maintenance" on the consolidated statements of income) was $9 million and $5 million for the three months ended September 30, 2009 and 2008, respectively, and was $25 million and $24 million for the nine months ended September 30, 2009 and 2008, respectively. The income tax benefit recognized in the consolidated statements of income was $4 million and $2 million for the three months ended September 30, 2009 and 2008, respectively, and was $10 million for each of the nine-month periods ended September 30, 2009 and 2008. Total stock-based compensation cost capitalized was less than $1 million and $2 million for the three- and nine-month periods ended September 30, 2008. Consistent with SCE's 2009 GRC, no stock-based compensation was capitalized in 2009.

Stock Options

A summary of the status of Edison International stock options is as follows:

		Weighted-Average
	Stock Options	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value

	(Unaudited)
Outstanding at December 31, 2008	13,441,835	$34.22
Granted	5,043,022	$25.10
Expired	(126,275)	$46.41
Forfeited	(241,565)	$32.45
Exercised	(235,132)	$21.97

Outstanding at September 30, 2009	17,881,885	$31.75	6.59

Vested and expected to vest at September 30, 2009	17,158,352	$31.71	6.50	$74,229,458

Exercisable at September 30, 2009	10,006,960	$30.22	4.96	$51,665,003

The amount of cash used to settle stock options exercised was $2 million and $5 million for the three months ended September 30, 2009 and 2008, respectively, and was $8 million and $46 million for the nine months ended September 30, 2009 and 2008, respectively. Cash received from options exercised was $1 million and $3 million for the three months ended September 30, 2009 and 2008, respectively, and was $5 million and $23 million for the nine months ended September 30, 2009 and 2008, respectively. The estimated tax benefit from options exercised was less than $1 million and $1 million for the three months ended September 30, 2009 and 2008, respectively, and was $1 million and $9 million for the nine months ended September 30, 2009 and 2008, respectively.

The following is a summary of the status of Edison International nonvested performance shares classified as equity awards:

	Performance Shares	Weighted- Average Grant-Date Fair Value

	(Unaudited)
Nonvested at December 31, 2008	175,177	$49.95
Granted	178,268	$21.35
Forfeited	(10,912)	$31.04

Nonvested at September 30, 2009	342,533	$35.41

The following is a summary of the status of Edison International nonvested performance shares classified as liability awards (the current portion is reflected in the caption "Other current liabilities" and the long-term portion is reflected in "Pensions and benefits" on the consolidated balance sheets):

	Performance Shares	Weighted- Average Fair Value

	(Unaudited)
Nonvested at December 31, 2008	175,177
Granted	178,268
Forfeited	(10,912)

Nonvested at September 30, 2009	342,533	$22.01

Note 6. Commitments and Contingencies

The following is an update to Edison International's commitments and contingencies. See Note 6 of "Notes to Consolidated Financial Statements" included in Edison International's 2008 Annual Report on Form 10-K for a detailed discussion.

Lease Commitments

Edison International has operating leases for power contracts and other operating leases for office space, vehicles, property and other equipment (with varying terms, provisions and expiration dates). SCE also has power purchase contracts which meet the requirements for capital leases and are reflected in "Utility plant" on the consolidated balance sheets. The gross amount of assets recorded in "Utility plant" for capital leases was $25 million at both September 30, 2009 and December 31, 2008. The asset carrying amount, net of amortization, was $13 million and $16 million at September 30, 2009 and December 31, 2008, respectively. The related obligations are reflected on the consolidated balance sheets as "Other current liabilities" and "Other deferred credits and other long-term liabilities." In addition, SCE has power purchase contracts which meet the requirements for capital leases, but are not reflected on the consolidated balance sheets since the lease terms begin in 2010. There are no sublease rentals and the contingent rentals for capital leases were less than $1 million for both the nine months ended September 30, 2009 and 2008. For additional discussion of these lease commitments, see Note 1 and 6 of "Notes to Consolidated Financial Statements" included in Edison International's 2008 Annual Report on Form 10-K. The following are the estimated remaining commitments (the majority of "other operating leases" are related to EME's long-term leases for the Illinois power facilities and Homer City facilities) for noncancelable operating leases and all contracts that meet the requirements for capital leases (whether or not recorded on the consolidated balance sheets):

In millions	Operating Leases – Power Contracts	Operating Leases – Other	Capital Leases

	(Unaudited)
Year ending December 31,
2009 (remaining three months)	$84	$64	$1
2010	626	400	96
2011	498	378	93
2012	361	369	120
2013	356	356	120
Thereafter	2,186	2,183	2,388

Total future commitments	$4,111	$3,750	$2,818
Amount representing executory costs	—	—	(696)
Amount representing interest	—	—	(402)

Net commitments	$4,111	$3,750	$1,720

The minimum commitments above do not include EME's contingent rentals with respect to the wind projects which may be paid under certain leases on the basis of a percentage of sales calculation if this is in excess of the stipulated minimum amount.

Operating lease expense was $242 million and $212 million for the three months ended September 30, 2009 and 2008, respectively, and was $478 million and $456 million for the nine months ended September 30, 2009 and 2008, respectively.

Other Commitments

At September 30, 2009, EME's subsidiaries had firm commitments to spend approximately $87 million during the remainder of 2009 and $31 million in 2010 on capital and construction expenditures. The majority of these expenditures relate to non-environmental improvements at both the Illinois Plants and the Homer City facilities and the construction of wind projects. These expenditures are planned to be financed by cash on hand and cash generated from operations.

EME has entered into various turbine supply agreements with vendors to support its wind development efforts. As of September 30, 2009, EME has commitments to purchase 419 wind turbines (785 MW) with obligations of $718 million due in 2010. In October 2009, EME extended and reduced payment obligations through two agreements. EME, through its subsidiary, Big Sky Wind, LLC, (Big Sky) entered into turbine financing arrangements totaling approximately $206 million for the purchase of 114 wind turbines (240 MW) for the Big Sky wind project. In October 2009, EME also entered into an amendment to one of its turbine supply agreements which no longer obligates EME to purchase 22 wind turbines (46 MW). EME has deferred all remaining 2009 payments to 2010. EME continues to actively negotiate with its turbine suppliers to match turbine delivery and payment dates to the deployment of turbines at individual wind projects.

As of September 30, 2009, EME has recorded wind turbine deposits of $395 million included in other long-term assets in its consolidated balance sheet. EME has 67 wind turbines (163 MW) in storage to be used for future wind projects with commitments on these turbines of $6 million remaining in 2009 and $8 million in 2010. EME has recorded $191 million in other long-term assets on its consolidated balance sheet related to wind turbines in storage.

EME can elect under one of its existing turbine supply agreements to terminate the agreement for convenience which, if terminated in its entirety, would further reduce turbine commitments by $181 million during 2010. In the event of such termination by EME, a write-off of approximately $45 million would be recognized.

At September 30, 2009, Midwest Generation and EME Homer City had fuel purchase commitments with various third-party suppliers for the purchase of coal. Based on the contract provisions, which consist of fixed prices subject to adjustment clauses, these minimum commitments are currently estimated to aggregate $1.0 billion, summarized as follows: remainder of 2009 – $101 million, 2010 – $461 million, 2011 – $255 million, and 2012 – $212 million.

At September 30, 2009, Midwest Generation and EME Homer City had contractual agreements for the transport of coal to their respective facilities. The commitments under these contracts are based on either actual coal purchases or minimum quantities. Accordingly, contractual obligations for transportation based on actual coal purchases are derived from committed coal volumes set forth in fuel supply contracts. These minimum commitments are currently estimated to aggregate $507 million, summarized as follows: remainder of 2009 – $67 million, 2010 – $276 million, and 2011 – $164 million.

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

Indemnities Provided as Part of the Acquisition of the Illinois Plants

In connection with the acquisition of the Illinois Plants, EME agreed to indemnify Commonwealth Edison with respect to specified environmental liabilities before and after December 15, 1999, the date of sale. The indemnification claims are reduced by any insurance proceeds and tax benefits related to such claims and are subject to a requirement that Commonwealth Edison takes all reasonable steps to mitigate losses related to any such indemnification claim. Due to the nature of the obligation under this indemnity, a maximum potential liability cannot be determined. This indemnification for environmental liabilities is not limited in term and would be triggered by a valid claim from Commonwealth Edison. Commonwealth Edison has advised EME that Commonwealth Edison believes it is entitled to indemnification for all liabilities, costs, and expenses that it may be required to bear as a result of the litigation discussed below under "—Contingencies—Midwest Generation New Source Review Lawsuit." Except as discussed below, EME has not recorded a liability related to the environmental indemnity specified in the acquisition agreement.

Midwest Generation entered into a supplemental agreement with Commonwealth Edison and Exelon Generation Company, LLC on February 20, 2003 to resolve a dispute regarding interpretation of its reimbursement obligation for asbestos claims under the environmental indemnities set forth in the Asset Sale Agreement. Under this supplemental agreement, Midwest Generation agreed to reimburse Commonwealth Edison and Exelon Generation for 50% of specific asbestos claims pending as of February 2003 and related expenses less recovery of insurance costs, and agreed to a sharing arrangement for liabilities and expenses associated with future asbestos-related claims as specified in the agreement. As a general matter, Commonwealth Edison and Midwest Generation apportion responsibility for future asbestos-related claims based upon the number of exposure sites that are Commonwealth Edison locations or Midwest Generation locations. The obligations under this agreement are not subject to a maximum liability. The supplemental agreement had an initial five-year term with an automatic renewal provision for subsequent one-year terms (subject to the right of either party to terminate); pursuant to the automatic renewal provision, it has been extended until February 2010. There were approximately 203 cases for which Midwest Generation was potentially liable and that had not been settled and dismissed at September 30, 2009. Midwest Generation had recorded a $50 million liability at September 30, 2009 related to this matter.

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

Indemnity Provided as Part of the Acquisition of the Homer City Facilities

In connection with the acquisition of the Homer City facilities, EME Homer City agreed to indemnify the sellers with respect to specified environmental liabilities before and after the date of sale. Payments would be triggered under this indemnity by a valid claim from the sellers. EME guaranteed the obligations of EME Homer City. Due to the nature of the obligation under this indemnity provision, it is not subject to a maximum potential liability and does not have an expiration date. For discussion of the NOV received by EME Homer City and associated indemnity claims, see "—Contingencies—EME Homer City New Source Review Notice of Violation." EME has not recorded a liability related to this indemnity.

Indemnities Provided under Asset Sale Agreements

The asset sale agreements for the sale of EME's international assets contain indemnities from EME to the purchasers, including indemnification for taxes imposed with respect to operations of the assets prior to the sale and for pre-closing environmental liabilities. Not all indemnities under the asset sale agreements have specific expiration dates. Payments would be triggered under these indemnities by valid claims from the sellers or purchasers, as the case may be. At September 30, 2009, EME had recorded a liability of $96 million (of which $49 million is classified as a current liability) related to these matters.

In connection with the sale of various domestic assets, EME has from time to time provided indemnities to the purchasers for taxes imposed with respect to operations of the asset prior to the sale. EME has also provided indemnities to purchasers for items specified in each agreement (for example, specific pre-existing litigation matters and/or environmental conditions). Due to the nature of the obligations under these indemnity agreements, a maximum potential liability cannot be determined. Not all indemnities under the asset sale agreements have specific expiration dates. Payments would be triggered under these indemnities by valid claims from the sellers or purchasers, as the case may be. At September 30, 2009, EME had recorded a liability of $2 million related to these matters.

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

Mountainview Filter Cake Indemnity

SCE's Mountainview plant utilizes water from on-site groundwater wells and City of Redlands (City) recycled water for cooling purposes. Unrelated to the operation of the plant, this water contains perchlorate. The pumping of the water removes perchlorate from the aquifer beneath the plant and concentrates it in the plant's wastewater treatment "filter cake." Use of this impacted groundwater for cooling purposes was mandated by Mountainview's California Energy Commission permit. Mountainview has indemnified the City for cleanup or associated actions related to groundwater contaminated by perchlorate due to the disposal of filter cake at the City's solid waste landfill. The obligations under this agreement are not limited to a specific time period or subject to a maximum liability. SCE has not recorded a liability related to this guarantee.

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

EME Homer City New Source Review Notice of Violation

On June 12, 2008, EME Homer City received an NOV from the US EPA alleging that, beginning in 1988, EME Homer City (or former owners of the Homer City facilities) performed repair or replacement projects at Homer City Units 1 and 2 without first obtaining construction permits as required by the PSD requirements of the CAA. The US EPA also alleges that EME Homer City has failed to file timely and complete Title V permits. The NOV does not specify the penalties or other relief that the US EPA seeks for the alleged violations. On June 30, 2009, the US EPA issued a request for information to EME Homer City under Section 114 of the CAA. EME Homer City is working on a response to the request. EME Homer City has met with the US EPA and has expressed its intent to explore the possibility of a settlement. If no settlement is reached and the DOJ files suit, litigation could take many years to resolve the issues alleged in the NOV. EME Homer City cannot predict the outcome of this matter or estimate the impact on its facilities, its results of operations, financial position or cash flows.

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

Environmental Remediation

Edison International is subject to numerous environmental laws and regulations, which typically require a lengthy and complex process for obtaining licenses, permits and approvals and require it to incur substantial costs to operate existing facilities, construct and operate new facilities, and mitigate or remove the effect of past operations on the environment.

Possible developments, such as the enactment of more stringent environmental laws and regulations, proceedings that may be initiated by environmental and other regulatory authorities, cases in which new theories of liability are recognized, and settlements agreed to by other companies that establish precedent or expectations for the power industry, could affect the costs and the manner in which business is conducted and could cause substantial additional capital expenditures or operational expenditures or the ceasing of operations at certain facilities. There is no assurance that additional costs would be recovered from customers or that Edison International's financial position results of operations and cash flows would not be materially affected.

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

As of September 30, 2009, Edison International's recorded estimated minimum liability to remediate its 31 identified sites at SCE (24 sites) and EME (7 sites primarily related to Midwest Generation) was $44 million, $39 million of which was related to SCE including $5 million related to San Onofre. Edison International's other subsidiaries have no identified remediation sites. The ultimate costs to clean up Edison International's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. Edison International believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $178 million, all of which is related to SCE. The upper limit of this range of costs was estimated using assumptions least favorable to Edison International among a range of reasonably possible outcomes. In addition to its identified sites (sites in which the upper end of the range of costs is at least $1 million), SCE also has 31 immaterial sites whose total liability ranges from $4 million (the recorded minimum liability) to $10 million.

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

SCE expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $11 million to $30 million. Recorded costs were $2 million and $13 million for the three months ended September 30, 2009 and 2008, respectively, and were $7 million and $23 million for the nine months ended September 30, 2009 and 2008, respectively.

Based on currently available information, Edison International believes it is unlikely that it will incur amounts in excess of the upper limit of the estimated range for its identified sites and, based upon the CPUC's regulatory treatment of environmental remediation costs incurred at SCE, Edison International believes that costs ultimately recorded will not materially affect its results of operations, financial position or cash flows. There can be no assurance, however, that future developments, including additional information about existing sites or the identification of new sites, will not require material revisions to such estimates.

Federal and State Income Taxes

Edison International's federal income tax returns are currently under active examination by the IRS for tax years 2003 through 2006 and are subject to examination through tax years 2008. Edison International's California and other state income tax returns remain open for tax years 1986 through 2008. As discussed in the section "Global Settlement" in Note 4, the Global Settlement was finalized on May 5, 2009 and effectively closed the federal income tax examination for tax years 1986 – 2002 and resolved federal tax disputes related to Edison Capital's cross-border, leveraged leases in their entirety.

FERC Construction Work in Progress Mechanism (CWIP)

2008 CWIP

In February 2008, the FERC approved, subject to refund, SCE's request to collect 100% of CWIP in rate base for its Tehachapi, DCR, and Rancho Vista projects, which resulted in base transmission revenue billed of $37 million. In March 2008, the CPUC requested a rehearing with the FERC on the FERC's acceptance of SCE's proposed ROE for CWIP and in another 2008 protest to an SCE compliance filing, requested a hearing to be set to further review SCE's costs. SCE cannot predict the outcome of the matters in this proceeding.

2009 CWIP

In December 2008, the FERC approved SCE's CWIP rate adjustment which resulted in a CWIP revenue requirement of $39 million, effective on January 1, 2009, subject to refund as well as subject to the outcome of the pending 2008 FERC CWIP proceeding.

FERC Transmission Incentives

The Energy Policy Act of 2005 established incentive-based rate treatments for the transmission of electric energy in interstate commerce by public utilities. Pursuant to this act, in November 2007, the FERC issued an order granting incentives on three of SCE's largest proposed transmission projects. These include an incentive above SCE's otherwise-authorized return on equity of 125 basis points for SCE's DCR and Tehachapi transmission projects and 75 basis points for SCE's Rancho Vista Substation Project ("Rancho Vista"), as well as a 50 basis points adder on SCE's cost of capital for its entire transmission rate base for SCE's participation in the CAISO. In addition, the order on incentives permits SCE to include in rate base 100% of prudently-incurred capital expenditures during construction, also known as CWIP, of all three projects mentioned above and 100% recovery of prudently-incurred abandoned plant costs for DCR and Tehachapi, if either or both of these projects are cancelled due to factors beyond SCE's control. The CPUC is appealing the FERC incentives order but the appeal has been deferred until a final FERC order is issued in the 2008 CWIP case.

Four Corners CPUC Emissions Performance Standard Ruling

The emission performance standards adopted by the CPUC and CEC pursuant to SB 1368 prohibit SCE and other California load-serving entities from entering into long-term financial commitments with generators that do not meet the emission performance standards, which would include most coal-fired plants. In January 2008, SCE filed a petition with the CPUC seeking clarification that the emission performance standard would not apply to capital expenditures required by existing agreements among the owners at Four Corners. The CPUC issued a proposed decision finding that the emission performance standard was not intended to apply to capital expenditures at Four Corners requested by SCE in its GRC for the period 2007 – 2011. In October 2008, the Assigned Commissioner and Administrative Law Judge issued a ruling withdrawing the proposed decision and seeking additional comment on whether the finding in the proposed decision should be changed and whether SCE should be allowed to recover such capital expenditures. SCE estimates that its share of capital expenditures approved by the owners at Four Corners since the GHG emission performance standard decision was issued in January 2007 is approximately $50 million, of which approximately $12 million had been expended through September 30, 2009. The ruling also directs SCE to explain why certain information was not included in its petition and why the failure to include such information should not be considered misleading in violation of CPUC rules. SCE cannot predict whether any amounts will be disallowed.

Leveraged Lease Investments

At September 30, 2009, Edison Capital had a net leveraged lease investment, before deferred taxes, of $43 million in three aircraft leased to American Airlines. American Airlines reported net losses in the nine months ended September 30, 2009 and previously reported losses for 2008. A default in the leveraged lease by American Airlines could result in a loss of some or all of Edison Capital's lease investment. At September 30, 2009, American Airlines was current in its lease payments to Edison Capital.

Midwest Generation New Source Review Lawsuit

On August 3, 2007, Midwest Generation received an NOV from the US EPA alleging that, beginning in the early 1990s and into 2003, Midwest Generation or Commonwealth Edison performed repair or replacement projects at six Illinois coal-fired electric generating stations in violation of the PSD requirements and of the New Source Performance Standards of the CAA, including alleged requirements to obtain a construction permit and to install best available control technology at the time of the projects. The US EPA also alleged that Midwest Generation and Commonwealth Edison violated certain operating permit requirements under Title V of the CAA. Finally, the US EPA alleged violations of certain opacity and particulate matter standards at the Illinois Plants. The NOV did not specify the penalties or other relief that the US EPA sought for the alleged violations. At approximately the same time, Commonwealth Edison received an NOV substantially similar to the Midwest Generation NOV. Midwest Generation, Commonwealth Edison, the US EPA, and the DOJ, along with several Chicago-based environmental action groups, had been in confidential talks designed to explore the possibility of a settlement.

On August 27, 2009, the US EPA and the State of Illinois filed a complaint in the Northern District of Illinois against Midwest Generation, but not Commonwealth Edison, based in part on the allegations in the NOV. In addition to seeking penalties ranging from $25,000 to $37,500 per violation, per day, the complaint calls for an injunction ordering Midwest Generation to install best available control technology at all units subject to the complaint; to obtain new PSD or New Source Review permits for those units; to amend its applications under Title V of the CAA; to conduct audits of its operations to determine whether any additional modifications have occurred; and to offset and mitigate the harm to public health and the environment caused by the alleged CAA violations. By motion dated October 9, 2009, the environmental groups that had been involved in previous settlement discussions asked the court to allow them to intervene in the August 27 action. The parties have been instructed to meet and confer on the proposed intervention. Midwest Generation plans to vigorously defend against the allegations in the complaint.

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

Note 7. Consolidated Statement of Changes in Equity

The following table provides the changes in equity for the nine months ended September 30, 2009:

	Equity Attributable to Edison International				Noncontrolling Interests
In millions	Common Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Subtotal	Other	Preferred and Preference Stock	Total Equity

	(Unaudited)
Balance at December 31, 2008	$2,272	$167	$7,078	$9,517	$285	$907	$10,709
Net income	—	—	637	637	44	38	719
Other comprehensive loss	—	(39)	—	(39)	—	—	(39)
Common stock dividends declared ($ 0.93 per share)	—	—	(303)	(303)	—	—	(303)
Dividends, distributions to noncontrolling interests and other	—	—	—	—	(54)	(38)	(92)
Shares purchased for stock-based compensation	—	—	(8)	(8)	—	—	(8)
Proceeds from stock option exercises	—	—	5	5	—	—	5
Noncash stock-based compensation and other	16	—	(8)	8	—	—	8
Excess tax benefits related to stock-based awards	6	—	—	6	—	—	6

Balance at September 30, 2009	$2,294	$128	$7,401	$9,823	$275	$907	$11,005

The following table provides the changes in equity for the nine months ended September 30, 2008:

	Equity Attributable to Edison International				Noncontrolling Interests
In millions	Common Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Subtotal	Other	Preferred and Preference Stock	Total Equity

	(Unaudited)
Balance at December 31, 2007	$2,225	$(92)	$6,311	$8,444	$295	$915	$9,654
Net income	—	—	999	999	77	38	1,114
Other comprehensive income	—	146	—	146	—	—	146
Common stock dividends declared ($ 0.915 per share)	—	—	(298)	(298)	—	—	(298)
Preferred stock redeemed, net of gain	2	—	—	2	—	(8)	(6)
Dividends, distributions to noncontrolling interests and other	—	—	—	—	(53)	(38)	(91)
Shares purchased for stock-based compensation	—	—	(57)	(57)	—	—	(57)
Proceeds from stock option exercises	—	—	23	23	—	—	23
Noncash stock-based compensation and other	24	—	(14)	10	—	—	10
Excess tax benefits related to stock-based awards	12	—	—	12	—	—	12

Balance at September 30, 2008	$2,263	$54	$6,964	$9,281	$319	$907	$10,507

Note 8. Accumulated Other Comprehensive Income

Edison International's accumulated other comprehensive income consists of:

In millions	Unrealized Gains on Cash Flow Hedges	Foreign Currency Translation Adjustment	Pension and PBOP– Net Gain (Loss)	Pension and PBOP– Prior Service Cost	Accumulated Other Comprehensive Income

	(Unaudited)
Balance at December 31, 2008	$240	$(4)	$(70)	$1	$167
Current period change	(48)	4	5	—	(39)

Balance at September 30, 2009	$192	$—	$(65)	$1	$128

The amount of commodity hedges included in unrealized gains on cash flow hedges, net of tax, at September 30, 2009 was a gain of $194 million. The amount of interest rate hedges included in unrealized gains on cash flow hedges, net of tax, at September 30, 2009 was a loss of $2 million. For further discussion regarding interest rate hedges, see Note 2.

Unrealized gains on commodity hedges included those related to Midwest Generation and EME Homer City futures and forward electricity contracts that qualify for hedge accounting. These gains arise because current forecasts of future electricity prices in these markets are lower than the contract prices. As EME's hedged positions for continuing operations are realized, $146 million, after tax, of the net unrealized gains on cash flow hedges at September 30, 2009 are expected to be reclassified into earnings during the next 12 months. Management expects that reclassification of net unrealized gains will increase energy revenue recognized at market prices. Actual amounts ultimately reclassified into earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a cash flow hedge is designated is through December 31, 2011.

Note 9. Property and Plant

On March 12, 2009, the CPUC issued a final decision in SCE's 2009 GRC, authorizing the transfer of the assets and liabilities of Mountainview Power Company, LLC, a 100% owned subsidiary of SCE, to SCE. SCE received FERC and other necessary approvals, and on July 1, 2009, terminated the FERC-approved power-purchase agreement between Mountainview Power Company, LLC and SCE, and transferred assets and liabilities valued at $680 million and $173 million, respectively. The transfer resulted in a $603 million increase in SCE's utility plant (primarily generation plant) with a corresponding decrease in nonutility property (primarily building, plant and equipment). In addition, SCE recognized a one time, non-cash accounting benefit of approximately $46 million primarily resulting from the establishment of regulatory assets to recognize differences in the accounting treatment for non-regulated and rate-regulated entities mainly related to equity AFUDC. There was no economic impact to customers from this change as compared to the FERC-approved power-purchase agreement; as these amounts would have been recognized over the life of that agreement and have no impact on cash flows.

Note 10. Supplemental Cash Flows Information

Edison International's supplemental cash flows information is:

	Nine Months Ended September 30,

In millions	2009	2008

	(Unaudited)
Cash payments for interest and taxes:
Interest – net of amounts capitalized	$485	$390
Tax payments	$393	$273
Noncash investing and financing activities:
Dividends declared but not paid:
Common stock	$101	$99
Preferred and preference stock of utility not subject to mandatory redemption	$8	$13

Note 11. Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an "exit price"). Authoritative guidance on fair value measurements and disclosures clarifies that a fair value measurement for a liability should reflect the entity's non-performance risk. In addition, a fair value hierarchy is established that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted market prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are:

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

Level 3 also includes derivatives that trade infrequently (such as firm transmission rights and CRRs in the California market, financial transmission rights traded in markets outside California and over-the-counter derivatives at illiquid locations), derivatives with counterparties that have significant nonperformance risks as discussed below and long-term power agreements. For illiquid financial transmission rights and CRRs, Edison International reviews objective criteria related to system congestion and other underlying drivers and adjusts fair value when Edison International concludes a change in objective criteria would result in a new valuation that better reflects the fair value.

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

In assessing nonperformance risks, Edison International reviews credit ratings of counterparties (and related default rates based on such credit ratings) and prices of credit default swaps. The market price (or premium) for credit default swaps represents the price that a counterparty would pay to transfer the risk of default, typically bankruptcy, to another party. A credit default swap is not directly comparable to the credit risks of derivative contracts, but provides market information of the related risk of nonperformance. At September 30, 2009, Edison International reduced the fair value of derivative assets and derivative liabilities for nonperformance risks by $6 million and $10 million, respectively.

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

The following table sets forth assets and liabilities that were accounted for at fair value as of September 30, 2009 by level within the fair value hierarchy.

In millions	Level 1	Level 2	Level 3	Netting and collateral(1)	Total

	(Unaudited)
Assets at Fair Value
Money market funds(2)	$2,307	$—	$1	$—	$2,308
Derivative contracts	40	348	654	(295)	747
Long-term disability plan	8	—	—	—	8
Nuclear decommissioning trusts(3)
Municipal bonds	—	608	—	—	608
Stocks	1,681	—	—	—	1,681
United States government issues	262	39	—	—	301
Corporate bonds	—	414	—	—	414
Short-term investments, primarily cash equivalents	—	15	—	—	15

Sub-total of nuclear decommissioning trusts	$1,943	$1,076	$—	$—	$3,019

Total assets(4)	$4,298	$1,424	$655	$(295)	$6,082
Liabilities at Fair Value
Derivative contracts	(22)	(277)	(613)	130	(782)

Net assets (liabilities)	$4,276	$1,147	$42	$(165)	$5,300

The following table sets forth assets and liabilities that were accounted for at fair value as of December 31, 2008 by level within the fair value hierarchy:

In millions	Level 1	Level 2	Level 3	Netting and Collateral(1)	Total

	(Unaudited)
Assets at Fair Value
Money market funds(2)	$3,583	$—	$3	$—	$3,586
Derivative contracts	4	419	448	(300)	571
Long-term disability plan	7	—	—	—	7
Nuclear decommissioning trusts(3)
Municipal bonds	—	629	—	—	629
Stocks	1,308	—	—	—	1,308
United States government issues	172	132	—	—	304
Corporate bonds	—	260	—	—	260
Short-term investments, primarily cash equivalents	4	23	—	—	27

Sub-total of nuclear decommissioning trusts	$1,484	$1,044	$—	$—	$2,528

Total assets(4)	$5,078	$1,463	$451	$(300)	$6,692
Liabilities at Fair Value
Derivative contracts	(2)	(397)	(753)	198	(954)

Net assets (liabilities)	$5,076	$1,066	$(302)	$(102)	$5,738

(1)
Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

(2)
Included in cash and cash equivalents, short-term investments and restricted cash on Edison International's consolidated balance sheet.

(3)
Excludes net assets/(liabilities) of $6 million and $(4) million at September 30, 2009 and December 31, 2008, respectively, of interest and dividend receivables and receivables related to pending securities sales and payables related to pending securities purchases.

(4)
Excludes $32 million at both September 30, 2009 and December 31, 2008, of cash surrender value of life insurance investments for deferred compensation.

The following table sets forth a summary of changes in the fair value of Level 3 financial instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,

In millions	2009	2008	2009	2008

	(Unaudited)
Fair value, net at beginning of period	$357	$386	$(302)	$98
Total realized/unrealized gains (losses):
Included in earnings(1)	30	142	127	234
Included in regulatory assets and liabilities(2)	(322)	(264)	270	(99)
Included in accumulated other comprehensive income	—	9	—	3
Purchases and settlements, net	(49)	(36)	(67)	11
Transfers in or out of Level 3	26	(75)	14	(85)

Fair value, net	$42	$162	$42	$162

Change during the period in unrealized gains (losses) related to financial instruments held at the end of the period(3)	$(281)	$(79)	$377	$(14)

(1)
Reported in "Competitive power generation" revenue on Edison International's consolidated statement of income.

(2)
Due to regulatory mechanisms, SCE's realized and unrealized gains and losses are recorded as regulatory assets and liabilities.

(3)
Amounts reported in "Competitive power generation" revenue on Edison International's consolidated statements of income were $38 million and $101 million for the three months ended September 30, 2009 and 2008, respectively, and were $75 million and $56 million for the nine months ended September 30, 2009 and 2008, respectively. The remainder of the unrealized gains relate to SCE. See (2) above.

Nuclear Decommissioning Trusts

SCE is collecting in rates amounts for the future costs of removal of its nuclear assets, and has placed those amounts in independent trusts. Funds collected, together with accumulated earnings, will be utilized solely for decommissioning. The CPUC has set certain restrictions related to the investments of these trusts.

The following table sets forth amortized cost and fair value of the trust investments:

		Amortized Cost		Fair Value

In millions	Maturity Dates	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008

		(Unaudited)
Municipal bonds	2009 – 2042	$513	$561	$608	$629
Stocks	–	825	839	1,681	1,308
United States government issues	2009 – 2051	280	268	301	304
Corporate bonds	2009 – 2049	325	214	414	260
Short-term investments, primarily cash equivalents	2009	20	24	21	23

Total		$1,963	$1,906	$3,025	$2,524

Note: Maturity dates as of September 30, 2009.

Trust fund earnings (based on specific identification) increase the trust fund balance and the ARO regulatory liability. Realized gains were $35 million and $43 million for the three months ended September 30, 2009 and 2008, respectively and $223 million and $96 million for the nine months ended September 30, 2009 and 2008, respectively. Realized losses were $3 million and $40 million for the three months ended September 30, 2009 and 2008, respectively and $142 million and $46 million for the nine months ended September 30, 2009 and 2008, respectively. Proceeds from sales of securities (which are reinvested) were $503 million and $778 million for the three months ended September 30, 2009 and 2008, respectively and $1.8 billion and $2.3 billion for the nine months ended September 30, 2009 and 2008, respectively. Unrealized holding gains, net of losses, were $1.1 billion and $618 million at September 30, 2009 and December 31, 2008, respectively. Approximately 92% of the cumulative trust fund contributions were tax-deductible.

The following table sets forth a summary of changes in the fair value of the trust for the nine months ended September 30, 2009:

In millions	2009

(Unaudited)
Balance at December 31, 2008	$2,524
Realized gains – net	81
Unrealized gains – net	444
Other-than-temporary impairments	(105)
Interest, dividends, contributions and other	81

Balance at September 30, 2009	$3,025

Due to regulatory mechanisms, changes in the fair value of the trust have no impact on operating revenue. SCE reviews each security for other-than-temporary impairment losses on the last day of the current month and the last day of the previous month. If the fair value on both days is less than the cost for that security, SCE recognizes a loss for the other-than-temporary impairment. If the fair value is greater or less than the cost for that security at the time of sale, SCE recognizes a related realized gain or loss, respectively.

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

Long-term Debt

The carrying amounts and fair values of long-term debt are:

	September 30, 2009		December 31, 2008

In millions	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(Unaudited)
Long-term debt, including current portion	$11,290	$11,319	$11,124	$10,812

Fair values of long-term debt are based on bank evaluations.

Note 12. Regulatory Assets and Liabilities

Regulatory assets included on the consolidated balance sheets are:

In millions	September 30, 2009	December 31, 2008

	(Unaudited)
Current:
Regulatory balancing accounts	$47	$455
Energy derivatives	8	138
Other	2	12

	$57	$605

Long-term:
Regulatory balancing accounts	$42	$29
Flow-through taxes – net	1,529	1,337
ARO	—	224
Unamortized nuclear investment – net	352	375
Nuclear-related ARO investment – net	263	278
Unamortized coal plant investment – net	75	79
Unamortized loss on reacquired debt	293	309
SFAS No. 158 pensions and postretirement benefits	1,907	1,882
Energy derivatives	446	723
Environmental remediation	40	40
Other	137	138

	$5,084	$5,414

Total Regulatory Assets	$5,141	$6,019

Regulatory liabilities included on the consolidated balance sheets are:

In millions	September 30, 2009	December 31, 2008

	(Unaudited)
Current:
Regulatory balancing accounts	$1,146	$1,068
Other	30	43

	$1,176	$1,111

Long-term:
Regulatory balancing accounts	$33	$43
ARO	132	—
Cost of removal	2,501	2,368
Employee benefit plans	182	70

	$2,848	$2,481

Total Regulatory Liabilities	$4,024	$3,592

Note 13. Variable Interest Entities

Projects or Entities that are Consolidated

Consolidation of wind projects and QFs –

EME has purchased a majority interest in a number of wind projects under joint development agreements with third-party developers. At September 30, 2009 and December 31, 2008, EME had majority interests in 15 wind projects with a total generating capacity of 700 MW that had minority interests held by others. The projects are located in Iowa, Minnesota, New Mexico, Nebraska and Texas. Minority interest holders have key rights over matters such as budgets, incurrence of debt, and sale of the project, and in certain cases, receive a higher allocation of income and losses after a minimum return is earned by EME. In determining that EME was the primary beneficiary, a key factor was the conclusion that the power sales agreements did not constitute a variable interest since the agreements have a fixed unit price and do not absorb expected losses. Based on the allocation of income and losses, EME expects to earn a majority of the expected gains or absorb the majority of the expected losses from these entities and, therefore, determined that it is the primary beneficiary.

SCE has variable interests in contracts with certain QFs that contain variable contract pricing provisions based on the price of natural gas. Four of these contracts are with entities that are partnerships owned in part by a related party, EME. The QFs sell electricity to SCE and steam to nonrelated parties. SCE has determined that it is the primary beneficiary of these four variable interest entities and therefore consolidates these projects.

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

(1)
SCE's power purchase agreements with Sycamore and Watson expired on December 31, 2007. In addition, SCE's power purchase agreement with Midway-Sunset expired on May 7, 2009. These three projects are currently selling electricity to SCE under the terms and conditions contained in its prior long-term power purchase agreement, with revised pricing terms as mandated by the CPUC. On September 28, 2009, Midway-Sunset entered into a power purchase agreement with Pacific Gas and Electric Company, subject to California Public Utilities Commission approval.

The following table presents summarized financial information of the SCE QFs and EME wind projects that were consolidated at September 30, 2009 and December 31, 2008:

In millions	September 30, 2009	December 31, 2008

	(Unaudited)
Current assets	$208	$206
Nonutility property	1,223	1,239
Other long-term assets	6	3

Total assets	$1,437	$1,448

Current liabilities	$67	$92
Asset retirement obligation	17	15
Long-term obligations net of current maturities	21	25
Deferred revenues	20	15
Other long-term liabilities	20	18

Total liabilities	$145	$165

Noncontrolling interests(1)	$264	$268

(1)
The noncontrolling interests related to SCE's VIEs take into consideration EME's ownership in the Big 4 projects.

Assets serving as collateral for the debt obligations related to the wind projects had a carrying value of $82 million and $85 million at September 30, 2009 and December 31, 2008, respectively, and primarily consist of property, plant and equipment. The consolidated statements of income and cash flows for the nine months ended September 30, 2009 includes $8 million of pre-tax loss and $35 million of operating cash flows related to variable interest entities that are consolidated by EME.

SCE's VIE projects do not have any third party debt outstanding. SCE has no investment in, nor obligation to provide support to, these entities other than its requirement to make contract payments. Any profit or loss generated by these entities will not affect SCE's income statement. Any liabilities of these projects are nonrecourse to SCE.

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

Entities formed to own these projects are generally structured with a management committee in which EME exercises significant influence but cannot exercise unilateral control over the operating, funding or construction activities of the project entity. Two of these projects have secured long-term debt to finance the assets constructed and/or acquired by them. These financings generally are secured by a pledge of the assets of the project entity, but do not provide for any recourse to EME. Accordingly, a default on a long-term financing of a project could result in foreclosure on the assets of the project entity resulting in a loss of some or all of EME's project investment, but would not require EME to contribute additional capital. At September 30, 2009, entities which EME has accounted for under the equity method had indebtedness of $251 million, of which $113 million is proportionate to EME's ownership interest in these projects. At December 31, 2008, entities which EME has accounted for under the equity method had indebtedness of $294 million, of which $128 million is proportionate to EME's ownership interest in these projects.

As of September 30, 2009 and December 31, 2008, EME has a 50% interest in the March Point project. EME has guaranteed, jointly and severally with Texaco Inc., the obligations of March Point Cogeneration Company under its project power sales agreements to repay capacity payments to the project's power purchaser in the event that the power sales agreements terminate, March Point Cogeneration Company abandons the project, or the project fails to return to normal operations within a reasonable time after a complete or partial shutdown, during the term of the power sales agreements. The obligations under this indemnification agreement as of September 30, 2009 and December 31, 2008, if payment were required, would be $44 million and $56 million, respectively. EME has not recorded a liability related to the indemnity. EME's maximum exposure to loss at September 30, 2009 is $51 million. During the first quarter of 2009, EME commenced recording its share of equity in income from the March Point project. EME recorded $4 million and $7 million during the third quarter and nine months ended September 30, 2009, respectively. To the extent that cash is received from the project in excess of EME's investment, such amount will be recorded as equity in income.

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

Edison Capital's maximum exposure to loss from affordable housing investments in this category is generally limited to its net investment balance of $4 million and recapture of tax credits (estimated at $36 million as of September 30, 2009 and December 31, 2008).

Entities with Unavailable Financial Information

SCE also has seven other contracts with QFs that contain variable pricing provisions based on the price of natural gas and are potential VIEs. SCE might be considered to be the consolidating entity under this standard and continues to attempt to obtain information for these projects in order to determine whether the projects should be consolidated. These entities are not legally obligated to provide financial information to SCE and have declined to do so. Because these potential VIEs were created prior to December 31, 2003, SCE is not required to apply this accounting guidance to these entities as long as SCE continues to be unable to obtain this information. The aggregate capacity dedicated to

SCE for these projects is 270 MW and 263 MW at September 30, 2009 and December 31, 2008, respectively. The amounts that SCE paid to these projects were $43 million and $73 million for the three months ended September 30, 2009 and 2008, respectively, and $104 million and $171 million for the nine months ended September 30, 2009 and 2008, respectively. These amounts are recoverable in utility customer rates. SCE has no exposure to loss as a result of its involvement with these projects.

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

Segment income statement information was:

	Three Months Ended September 30,		Nine Months Ended September 30,

In millions	2009	2008	2009	2008

	(Unaudited)
Operating Revenue (Loss):
Electric utility	$3,069	$3,468	$7,531	$8,698
Competitive power generation	593	814	1,762	2,146
Financial services and other(4)	3	13	20	42
Parent and other(5)	(1)	(1)	(3)	(2)

Consolidated Edison International	$3,664	$4,294	$9,310	$10,884

Net Income (Loss) attributable to Edison International:
Electric utility(1)	$346	$235	$1,053	$542
Competitive power generation(2)	53	209	149	426
Financial services and other(3)(4)	7	5	(599)	53
Parent and other(5)(6)	(3)	(10)	34	(22)

Consolidated Edison International	$403	$439	$637	$999

Segment balance sheet information was:

In millions	September 30, 2009	December 31, 2008

	(Unaudited)
Total Assets:
Electric utility	$33,154	$32,568
Competitive power generation	9,160	9,014
Financial services and other(4)	1,027	3,091
Parent and other(6)	(569)	(58)

Consolidated Edison International	$42,772	$44,615

(1)
Includes earnings of $300 million recorded in the second quarter of 2009 related to the Global Settlement. See Note 4.

(2)
Includes earnings (loss) from discontinued operations of $(1) million and $6 million for the three months ended September 30, 2009 and 2008, respectively, and $(5) million for the nine months ended September 30, 2009.

(3)
Includes losses of $628 million recorded in the first half of 2009 related to termination of Edison Capital's cross-border leases and the federal and state impacts of Global Settlement on Edison Capital. See Notes 4 and Note 15.

(4)
Includes amounts from other EMG subsidiaries that are not significant as a reportable segment.

(5)
Includes earnings of $50 million recorded in the second quarter of 2009 related to the Global Settlement. See Note 4.

(6)
Includes amounts from Edison International (parent), and other Edison International subsidiaries that are not significant as a reportable segment, as well as intercompany eliminations.

 Note 15. Investments in Leveraged Leases, Partnerships and Unconsolidated Subsidiaries

Leveraged Leases

As of September 30, 2009, Edison Capital is a lessor in several power generation and aircraft leveraged leases. Pursuant to an agreement with the Internal Revenue Service, Edison Capital terminated its interests in cross-border leases during the first half of 2009 (see "Global Settlement" in Note 4 for further discussion.) The net proceeds and loss, before income tax, from termination of the cross-border leases were $1.385 billion and $920 million, respectively. The after-tax loss on termination of the cross-border leases, as well as the federal and state income tax impact of the Global Settlement, was $628 million. In addition, Edison Capital sold its interest in another leverage lease transaction, Midland Cogeneration Ventures, during the second quarter of 2009 and recorded a pre-tax gain on sale of $33 million, $20 million after tax.

Each of Edison Capital's leveraged lease transactions was completed and accounted for in accordance with SFAS No. 13, "Accounting for Leases." All operating, maintenance, insurance and decommissioning costs are the responsibility of the lessees. The acquisition costs of these facilities were $609 million and $6.2 billion at September 30, 2009 and December 31, 2008, respectively. The equity investment in these facilities is generally 20% of the cost to acquire the facilities. The balance of the acquisition costs was funded by nonrecourse debt ($250 million as of September 30, 2009) secured by first liens on the leased property. The lenders do not have recourse to Edison Capital in the event of loan default.

The net investment in leveraged leases (including current portion) is:

In millions	September 30, 2009	December 31, 2008

	(Unaudited)
Rental receivables – net	$205	$3,259
Estimated residual value	21	42
Unearned income	(43)	(802)

Investments in leveraged leases	$183	$2,499
Deferred income taxes	(168)	(2,313)

Net investments in leveraged leases	$15	$186

Note 16. Subsequent Events

Big Sky Wind Project

In October 2009, EME, through its subsidiary, Big Sky, entered into turbine financing arrangements totaling approximately $206 million for wind turbine purchase obligations related to the 240 MW Big Sky wind project with the following principal terms:

•
Big Sky's repayment obligations are guaranteed by EME until the commercial operations date of the Big Sky wind project (or shortly thereafter);

•
interest under the loan accrues at six-month LIBOR plus 2.5% prior to the release of the EME guarantee, and at six-month LIBOR plus 3.5% thereafter; and

•
the loan has a five-year final maturity. However, specific events, including project performance, may trigger earlier repayment. The loan is secured by a leasehold mortgage on the project's real property assets, a pledge of all other collateral of the Big Sky wind project, as well as a cash reserve account into which one-third of distributable cash flow, if any, of the Big Sky wind project is to be deposited on a monthly basis.

Notice to proceed on construction of the Big Sky wind project with Suzlon S-88 wind turbines was issued in October 2009.

Acquisition of Cedro Hill Wind Project

In October 2009, EME completed the acquisition of a 150 MW wind development project in Texas which has a 20-year power purchase agreement with the City of San Antonio (referred to as the Cedro Hill wind project). EME plans to install 100 turbines (150 MW) to be purchased under its turbine supply agreement with General Electric Company to construct this project, which is scheduled for completion during the fourth quarter of 2010. In September 2009, EME made additional deposits of $174 million to General Electric Company. EME plans to obtain project financing for this project prior to completion of construction.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

This MD&A contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect Edison International's current expectations and projections about future events based on Edison International's knowledge of present facts and circumstances and assumptions about future events and include any statement that does not directly relate to a historical or current fact. Other information distributed by Edison International that is incorporated in this report, or that refers to or incorporates this report, may also contain forward-looking statements. In this report and elsewhere, the words "expects," "believes," "anticipates," "estimates," "projects," "intends," "plans," "probable," "may," "will," "could," "would," "should," and variations of such words and similar expressions, or discussions of strategy or of plans, are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of the risks, uncertainties and other important factors that could cause results to differ, or that otherwise could impact Edison International or its subsidiaries, include, but are not limited to:

•
the cost of capital and the ability to borrow funds and access to capital markets on reasonable terms;

•
the availability and creditworthiness of counterparties and the resulting effects on liquidity in the power and fuel markets and/or the ability of counterparties to pay amounts owed in excess of collateral provided in support of their obligations;

•
the cost and availability of electricity including the ability to procure sufficient resources to meet expected customer needs in the event of significant counterparty defaults under power-purchase agreements;

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

•
the potential for penalties or disallowances caused by noncompliance with applicable laws and regulations;

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

•
the risk of counterparty default in hedging transactions or power- purchase and fuel contracts;

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

•
the risks inherent in undertaking large, complex generation projects and transmission and distribution infrastructure replacement and expansion projects including those related to siting, financing, construction, permitting, and governmental approvals; and

•
the risk that competing transmission systems will be built by merchant transmission providers in SCE's service territory.

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

This MD&A for the three- and nine-month periods ended September 30, 2009 discusses material changes in the consolidated financial condition, results of operations and other developments of Edison International since December 31, 2008, and as compared to the three- and nine month periods ended September 30, 2008. This discussion presumes that the reader has read or has access to Edison International's MD&A for the calendar year 2008 (the year-ended 2008 MD&A), which was included in Edison International's 2008 Annual Report to shareholders and incorporated by reference into Edison International's Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission.

In this MD&A, except when stated to the contrary, references to each of Edison International, SCE, EMG, EME or Edison Capital mean each such company with its subsidiaries on a consolidated basis. References to Edison International (parent) or parent company mean Edison International on a stand-alone basis, not consolidated with its subsidiaries.

The company-by-company discussion of SCE, EMG, and Edison International (parent) in this MD&A includes discussions of liquidity, market risk exposures, and other matters (as relevant to each principal business segment). The remaining sections discuss Edison International on a consolidated basis. The consolidated sections should be read in conjunction with the discussion of each company's section.

 EDISON INTERNATIONAL: MANAGEMENT OVERVIEW

Areas of Business Focus

2010 FERC Rate Case

On September 30, 2009, FERC issued an order accepting SCE's proposed 2010 base transmission rates, subject to refund and settlement procedures, and made the rates effective March 1, 2010. The proposed base transmission rates will increase SCE's revenue requirement by $107 million, or 24%, over the 2009 base transmission revenue requirement primarily due to an increase in transmission rate base. The proposed rates, if approved, are expected to result in an approximate 1% increase to SCE's overall system average rate.

Cost of Capital Mechanism

The CPUC determines SCE's cost of capital in a multi-year proceeding occurring every three years. This cost of capital mechanism allows for an annual adjustment to SCE's capital costs if certain thresholds are reached. On October 15, 2009, the CPUC approved SCE's request to forgo an expected 2010 cost of capital increase under the annual adjustment provision and extended SCE's existing capital structure and authorized rate of return through December 2012, absent any future potential annual adjustments. The revised mechanism will be subject to CPUC review in 2012 for the cost of capital set for 2013 and beyond.

Business Development and Capital Commitments

SCE

SCE's growth strategy includes infrastructure reliability investments and expanding the capability of its distribution and transmission infrastructure, constructing and replacing generation assets, and deploying advanced metering infrastructure. SCE continues to advance its growth strategy included in its 2009 - 2013 capital investment plan. SCE's significant planned projects are as follows:

Transmission and Distribution Projects

•
Devers-Colorado River Project  –  A transmission project that, as modified, would install a high voltage (500 kV) transmission line from Romoland, California to the Colorado River switchyard east of Blythe, California. The project is currently expected to be placed in service in 2013, subject to final licensing and regulatory approvals. Over the period 2009 – 2013, SCE expects to spend $637 million for the project, excluding the previously proposed Arizona portion of the project. The originally proposed project would have continued the transmission line through a portion of west Arizona, but due to a denial by the Arizona Corporation Commission the project was modified. SCE no longer plans to pursue construction of the Arizona portion at this time but continues to evaluate its transmission needs in western Arizona.

•
Tehachapi Transmission Project  –  An eleven segment project consisting of new and upgraded transmission lines and associated substations built primarily to enable the development of renewable energy generated primarily by wind farms in remote areas of eastern Kern County, California. Tehachapi segments one through three are under construction and are expected to be placed in service at various dates over the next two years. SCE continues to seek the necessary licensing permits for Tehachapi segments four through eleven, which are expected to be placed in service between 2011 and 2015, subject to receipt of licensing and regulatory approvals. SCE expects to spend $2.0 billion over the period 2009 – 2013 on this project.

•
Eldorado-Ivanpah Transmission Project  –  A proposed 220/115 kV substation near Primm, Nevada and an upgrade of a 35-mile portion of an existing transmission line connecting the new substation to the Eldorado Substation, near Boulder City, Nevada. Over the period 2009 – 2013, SCE expects to spend $464 million for the project. On October 1, 2009, SCE filed a request for incentives at FERC for the Eldorado-Ivanpah Transmission Project. SCE requested 100% abandoned plant recovery, 100% CWIP recovery, and a 150 basis point ROE project adder.

•
EdisonSmartConnect™  –  SCE's advanced metering project that will install "smart" meters in approximately 5.3 million households and small businesses throughout its service territory. SCE began full deployment of meters in 2009, and anticipates completion of the deployment in 2012. SCE estimates capital costs of $1.2 billion over the period 2009 – 2012.• Other capital investments consisting of $1.8 billion for transmission development and $10.1 billion for distribution projects to improve reliability and expand capability of its infrastructure over the period 2009 – 2013.

Generation Projects

•
San Onofre Steam Generator Replacement Project  –  Recently, SCE took delivery of the first two of four steam generators which are expected to be placed in service in the fourth quarter of 2009. The project is intended to enable San Onofre to operate until the end of its initial license period in 2022, and beyond if license renewal proves feasible. SCE expects to spend $459 million over the period 2009 – 2011.

•
Solar Photovoltaic Program  –  In June 2009, the CPUC issued a final decision approving a program to develop up to 250 MW of utility-owned Solar Photovoltaic generating facilities (generally ranging in size from 1 to 2 MW each) on commercial and industrial rooftop and other space in SCE's service territory. The final decision also ordered SCE to solicit power purchase agreements from independent power producers for an additional 250 MW of rooftop solar photovoltaic power. SCE expects to spend $817 million over the period 2009 – 2013.

SCE's 2009 – 2013 total capital investment plan includes capital spending in the range of $16.8 billion to $19.8 billion. See "SCE: Liquidity—Capital Expenditures" for further discussion.

EMG

EME is continuing to focus on a selective growth strategy, primarily on development of future renewable projects deploying turbines secured under current turbine supply agreements including turbines in storage. At September 30, 2009, EME has contracts for the purchase of 785 MW of wind turbines. In October 2009, EME completed:

•
turbine financing for approximately $206 million for wind turbine purchase obligations related to the 240 MW Big Sky wind project. This project is scheduled for completion in early 2011. In addition, the turbine deposit for 22 wind turbines (46 MW) was converted into a deposit against future turbine orders; and

•
the acquisition of a 150 MW Cedro Hill wind project. EME plans to install 100 turbines (150 MW) to be purchased under its turbine supply agreement with General Electric Company to construct this project, which is scheduled for completion during the fourth quarter of 2010. EME plans to obtain project financing for this project prior to completion of construction.

EME plans to defer major construction expenditures for other new wind projects until construction and related project financing is available for such projects. Such financings generally require power purchase agreements. EME continues to participate in requests for proposals issued by potential customers and to negotiate contracts where projects have been short-listed. If EME is unable to finance its projects on acceptable terms and conditions, certain turbine orders may be terminated. Such an event would likely result in a material charge. EME may store turbines that are delivered until needed for the construction of new wind projects. At September 30, 2009, EME has 67 wind turbines (163 MW) in storage.

Environmental Developments

Midwest Generation Environmental Compliance Plans and Costs

As discussed in the year-ended 2008 MD&A under the heading "Edison International: Management Overview—Areas of Business Focus—Environmental Developments—Air Quality Regulations in Illinois", Midwest Generation is subject to various commitments with respect to environmental compliance for the Illinois Plants under the CPS. Midwest Generation continues to review all technology and unit shutdown combinations, including interim and alternative compliance solutions. During 2009, Midwest Generation conducted tests of NOx removal technology based on selective non-catalytic reduction and flue gas desulfurization technology based on dry sodium sorbent injection that may be employed to meet CPS requirements. Based on this testing, Midwest Generation has preliminarily concluded that installation of selective non-catalytic reduction technology in lieu of selective catalytic reduction technology should meet the NOx portion of the CPS. Testing of flue gas desulfurization technology based on injection of dry sodium sorbent demonstrated significant reductions in SO2; however, further analysis and evaluation are required to determine the appropriate path forward to comply with the SO2 portion of the CPS. These technologies may be deployed at the Illinois Plants in a manner which could optimize compliance, subject to approval of construction permits by the Illinois Environmental Protection Agency. A decision regarding whether or not to proceed with the alternative compliance program will occur following further analysis and evaluation of results. Under current conditions, Midwest Generation cannot predict what specific method will be used or the total costs that will be incurred to comply with the CPS.

Midwest Generation New Source Review Lawsuit

In August 2009, the US EPA and the State of Illinois filed a lawsuit in Illinois federal court based on claims contained in a previously disclosed 2007 NOV regarding alleged violations of the New Source Performance Standards of the CAA, the CAA's Title V operating permit requirements and applicable opacity and particulate matter standards. The lawsuit seeks, among other things, monetary penalties and an injunction requiring Midwest Generation to install the best available control technology at all units subject to the lawsuit. See "Legal Proceedings—Midwest Generation New Source Review Lawsuit" for further discussion.

Greenhouse Gas Regulation

Legislative, regulatory and legal developments related to potential controls over GHG emissions in the United States are ongoing. Actions to limit or reduce GHG emissions could significantly increase the cost of generating electricity from fossil fuels as well as the cost of purchased power. In the case of utilities, like SCE, these costs are generally borne by customers, whereas the increased costs for competitive generators, like EME, must be recovered through market prices for electricity.

Legislation to regulate GHG emissions continues to be considered by the Congress; however, the timing, content, and potential effects on Edison International and its subsidiaries of any climate change legislation that may be enacted remain uncertain. In June 2009, the American Clean Energy and Security Act was passed by the U.S. House of Representatives. The bill, which was endorsed by Edison International, would establish a 20% mandatory federal combined efficiency and renewable electricity standard for certain retail electricity suppliers (SCE is already subject to a California law that requires California utilities to procure at least 20% of their annual electricity sales from renewable resources by 2010) and establish a cap-and-trade system for carbon emissions commencing in 2012. Under the cap-and-trade system, a cap to reduce aggregate GHG emissions from all covered entities would be established and decline over time. Emitters of GHGs would be required to have allowances for GHG emissions emitted during a relevant measurement period. The bill would provide for stated portions of required allowances to be allocated (including allocation to merchant generators) free of charge in declining amounts over time. Emitters of GHGs would have to purchase the remainder of their required allowances in the open market, although a portion may be provided by so-called offset credits (for alternative GHG conservation efforts).

In April 2009, the US EPA responded to the 2007 U.S. Supreme Court decision in Massachusetts v. EPA by issuing a proposed finding that the current and projected concentrations of the mix of six key GHGs, including carbon dioxide, in the atmosphere threaten the public health and welfare of current and future generations and that such GHGs were air pollutants covered by the CAA. In September 2009, the US EPA issued its Final Mandatory Greenhouse Gas Reporting Rule, which will require all sources within specified categories, including electric generation facilities, to begin emissions monitoring in January 2010, and to submit annual reports to the US EPA by March 31 of each year, with the first report due on March 31, 2011. In September 2009, the US EPA also issued a proposed rule, known as the "tailoring rule," that if adopted would require new facilities with a potential to emit over 25,000 tons of GHGs per year (major GHG sources), or exisiting major GHG sources emitting over 25,000 tons of GHGs per year that are modified and, as a result, increase their potential GHG emissions by over 10,000 tons per year, to obtain pre-construction permits that would demonstrate that they are using best available control technologies to minimize their GHG emissions. If controls are required to be installed at the facilities of Edison International subsidiaries in the future in order to reduce GHG emissions pursuant to regulations issued by the US EPA or others, the potential impact will depend on the nature of the controls applied, which remains uncertain.

Three courts recently addressed the question of whether power plants that emit GHGs constituted public nuisances that could be held liable for damages or other remedies. In one case (in which Edison International is a named defendant), a California federal district court dismissed the plaintiffs' claims. In the other two, federal courts of appeals permitted the suits to go forward. These differing results remain subject to appeal and thus the ultimate impact of these cases remains uncertain. Edison International cannot predict whether these recent appellate decisions will result in the filing of new actions with similar claims or whether Congress, in considering climate legislation, will address directly the availability of courts for these sorts of claims. For further discussion, see "Other Developments—Environmental Matters—Climate Change—Litigation Developments."

In California, the Governor issued an executive order in September directing the CARB to adopt a regulation by July 31, 2010 that would require utilities to procure at least 33% of their annual electricity sales from renewable resources by 2020. The Order provides that the regulation could increase the targeted percentage of annual electricity sales to be obtained from renewable resources, as well as accelerate or expand the timeframe for compliance based on a thorough assessment of relevant factors. The resulting CARB regulations would be in addition to existing California law that requires California utilities to procure at least 20% of their annual electricity sales from renewable resources by 2010.

Commodity Prices

Economic conditions and mild weather during the summer months, among other factors, contributed to declines in electrical demand for Northern Illinois and PJM West Hub locations during the nine months ended September 30, 2009. The electrical load, calculated from published data by PJM, for these locations declined 7% and 4% during the nine months ended September 30, 2009, respectively, compared to the corresponding period of 2008. The decline in price of natural gas, which often serves as the marginal fuel source in the region, together with lower electrical demand resulted in significantly lower energy prices. Furthermore, spot energy prices affecting the Illinois Plants were adversely impacted, particularly during some off-peak periods, by congestion affecting the Northern Illinois control area. The average 24-hour PJM market price for energy at the Northern Illinois Hub and the PJM West Hub declined to $28.62/MWh and $38.65/MWh, respectively, during the nine months ended September 30, 2009 as compared to $52.68/MWh and $73.86/MWh, respectively, during the nine months ended September 30, 2008. As reflected in the net income summary below, these factors had an adverse impact on the results of operations during the third quarter and nine months ended September 30, 2009. Lower electrical load has also generally decreased congestion in the eastern power grid, thereby resulting in lower trading income in the third quarter and nine months ended September 30, 2009.

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

Global Settlement

As previously disclosed, Edison International and the IRS finalized the terms of a Global Settlement on May 5, 2009. The Global Settlement resolved federal tax disputes related to Edison Capital's cross-border, leveraged leases through 2009, and all other outstanding federal tax disputes and affirmative claims for tax years 1986 through 2002. The Global Settlement and termination of the Edison Capital cross-border leases resulted in an Edison International consolidated after-tax earnings charge of $274 million through the second quarter of 2009. See "Other Developments—Federal and State Income Taxes," "Off-Balance Sheet Transactions—Leveraged Leases," and "Edison International (parent)—Liquidity—Intercompany Tax-Allocation Agreement" for further discussion.

Earnings Performance

The table below presents Edison International's earnings for the three-and nine-month periods ended September 30, 2009 and 2008, and the relative contributions by its subsidiaries.

	Three Months Ended September 30,		Nine Months Ended September 30,

In millions	2009	2008	2009	2008

Earnings (Loss) from Continuing Operations:
SCE	$346	$235	$1,053	$542
EMG	61	208	(445)	479
Edison International (parent) and other	(3)	(10)	34	(22)

Edison International Earnings from Continuing Operations	404	433	642	999
Edison International Earnings (Loss) from Discontinued Operations	(1)	6	(5)	—

Edison International Net Income	$403	$439	$637	$999

Earnings (Loss) from Continuing Operations

SCE's earnings from continuing operations were $346 million and $1.1 billion for the three- and nine-month periods ended September 30, 2009, respectively, compared to $235 million and $542 million for the respective periods in 2008. The year-to-date variance reflects the impact of the Global Settlement which resulted in after-tax earnings of $300 million in 2009 (see "—Global Settlement" for further discussion), a non-cash accounting benefit of $46 million, in the third quarter of 2009 related to the transfer of the Mountainview power plant to utility rate base, and a charge of $49 million in the third quarter of 2008 resulting from the CPUC performance-based ratemaking decision. Excluding these items, SCE's quarter and year-to-date earnings reflect higher operating income related to the 2009 GRC decision and lower nonoperating expenses, partially offset by higher income taxes.

EMG's earnings (loss) from continuing operations were $61 million and $(445) million for the three- and nine-month periods ended September 30, 2009, respectively, compared to $208 million and $479 million for the respective periods in 2008. The quarter and year-to-date variances reflect lower income at its coal- and gas-fired projects driven by lower energy prices and lower trading income. The quarter variance also reflects a charge recognized in 2008 related to hedge contracts with Lehman Brothers Commodity Services Inc. The year-to-date variance also reflects the impact of the Global Settlement (see "—Global Settlement" for further discussion), lower earnings at Edison Capital and the favorable buy-out of a coal contract at Midwest Generation in 2008.

Edison International (parent) and other earnings (loss) from continuing operations were $(3) million and $34 million for the three- and nine-month periods ended September 30, 2009, respectively, compared to $(10) and $(22) million for the respective periods in 2008. The after-tax earnings for the nine months ended September 30, 2009 were primarily due to the impact of the Global Settlement resulting from lower combined state deferred income taxes recorded by Edison International and its subsidiaries under their respective tax allocation agreements (see "—Global Settlement" for further discussion).

SOUTHERN CALIFORNIA EDISON COMPANY

SCE: REGULATORY MATTERS

Current Regulatory Developments

This section of the MD&A describes significant regulatory issues that may impact SCE's financial condition or results of operations.

Impact of Regulatory Matters on Customer Rates

On October 1, 2009, SCE's system average rate increased to 14.2¢ per-kWh from 14.1¢ per-kWh due to the implementation of both revenue allocation and rate design changes authorized in Phase 2 of the 2009 GRC and the FERC transmission rate changes authorized in the 2009 FERC rate case.

As discussed in the year-ended 2008 MD&A under the heading "SCE: Regulatory Matters—Current Regulatory Developments—Impact of Regulatory Matters on Customer Rates," a California law ("AB 1X") capped customer rates for almost half of SCE's residential customers. On October 11, 2009, California Governor Schwarzenegger signed a bill into law that will allow SCE and other investor-owned utilities to spread future rate increases more broadly among their residential customers. The bill also provides for a limited, phased-in expansion of direct access for nonresidential customers. These changes are not expected to impact SCE's earnings or cash flows.

2009 General Rate Case Proceeding

On March 12, 2009, the CPUC issued a final decision in SCE's 2009 GRC, authorizing a $4.83 billion base revenue requirement for 2009. The CPUC also authorized a methodology for calculating post-test year revenue requirements that would result in an approximate base revenue requirement of $5.04 billion in 2010 and $5.25 billion in 2011. In addition, the 2009 GRC decision establishes new balancing account regulatory treatment for SCE's medical, dental, and vision expenses, and its share of Palo Verde operation and maintenance expenses, and modifies SCE's existing pension and PBOP balancing accounts to allow annual recovery or refund of the recorded year-end balances. During the first quarter of 2009, SCE implemented the updated revenue requirement retroactive to January 1, 2009 consistent with the CPUC authorization. In addition, SCE revised its capital expenditure forecasts for the period 2009 - 2013. See "SCE: Liquidity—Capital Expenditures" for further discussion.

2009 FERC Rate Case

On September 11, 2009, the FERC approved a settlement between SCE and the parties to the FERC rate case on the 2009 base transmission rates, effective March 1, 2009. The settlement provides for a base transmission revenue requirement of $448 million, which increases SCE's revenue requirement by $136 million over the previously authorized base transmission revenue requirement.

Energy Efficiency Shareholder Risk/Reward Incentive Mechanism

As discussed under the heading "SCE: Regulatory Matters—Current Regulatory Developments—Energy Efficiency Shareholder Risk/Reward Incentive Mechanism," in the year-ended 2008 MD&A, the CPUC has adopted an Energy Efficiency Risk/Reward Incentive Mechanism. Under the adopted mechanism, SCE would expect to receive a CPUC decision and record its 2006 – 2008 program cycle second progress payment, estimated in the range of $14 million to $26 million, in the fourth quarter of 2009 and would collect the payment in rates during 2010. In a related CPUC rulemaking proceeding, SCE proposed finalizing the total earnings for the 2006 – 2008 program cycle and collecting all remaining payments in 2010 and 2011. There is no assurance of earnings in any given year and SCE cannot predict whether the CPUC will change the adopted mechanism in the related rulemaking proceeding.

SCE: OTHER DEVELOPMENTS

Wildfire Insurance Issues

As discussed in the year-ended 2008 MD&A under the heading "Other Developments—Wildfire Insurance Issues," recent damage claims related to wildfires in California and the strict liability doctrine of inverse condemnation may affect SCE's liability insurance levels and cost. On September 1, 2009, SCE renewed its insurance coverage, which included coverage for wildfire liabilities up to a reduced limit of $500 million (with an increased self-insured retention of $10 million per wildfire occurrence). Various coverage limitations within the policies that make up the insurance coverage could result in substantially higher self-insured costs in the event of multiple wildfire occurrences during the policy period (September 1, 2009 to August 31, 2010). SCE may experience further coverage reductions and/or increased insurance costs in future years. SCE and the other California investor-owned utilities have filed a joint application with the CPUC seeking recovery of uninsured losses and increased insurance costs. SCE cannot predict the outcome of this proceeding or when a decision will be issued by the CPUC.

SCE: LIQUIDITY

Overview

As of September 30, 2009, SCE had approximately $3.5 billion of available liquidity comprised of cash and equivalents and short-term investments and $2.8 billion available under credit facilities. The following table summarizes the status of SCE's credit facilities at September 30, 2009:

In millions	Credit Facilities(1)

Commitment	$2,894
Outstanding borrowings	—
Outstanding letters of credit	(82)

Amount available	$2,812

(1)
SCE has two credit facilities with various banks. In June 2009, SCE amended the $2.5 billion five-year credit facility to remove a subsidiary of Lehman Brothers Holdings as a lender which resulted in a reduction of the total commitment under the facility to $2.4 billion. The five-year credit facility matures February 2013, with four extension options which, if all exercised, and agreed to by the lenders, will result in a final termination in February 2017. In March 2009, SCE entered into a new $500 million 364-day revolving credit facility terminating on March 16, 2010. SCE expects to use the additional liquidity provided by the facility to address potential requirements of SCE's ongoing procurement-related needs.

As of September 30, 2009, SCE's long-term debt, including current maturities of long-term debt, was $6.7 billion. In March 2009, SCE issued $500 million of 6.05% first and refunding mortgage bonds due in 2039 and $250 million of 4.15% first and refunding mortgage bonds due in 2014. The bond proceeds were used for general corporate purposes and to finance fuel inventories.

SCE's estimated cash outflows during the 12-month period following September 30, 2009 are expected to consist of:

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

•
In December 2008, June 2009 and September 2009, the Board of Directors of SCE declared $100 million dividends to Edison International which were paid in January 2009, July 2009 and October 2009, respectively. Additional dividends by SCE are dependent upon several factors including the actual level of capital expenditures, operating cash flows and earnings;

•
Principal and interest payments on short- and long-term debt outstanding;

•
General operating expenses; and

•
Pension and PBOP trust contributions.

SCE expects to meet its 2009 continuing obligations, including cash outflows for operating expenses and power-procurement, as well as projected 2009 capital expenditures through cash and equivalents on hand, and operating cash flows. SCE expects that it would also be able to draw on the remaining availability of its credit facilities and access capital markets if additional funding and liquidity is necessary to meet the estimated operating and capital requirements.

SCE's liquidity may be affected by matters described in "SCE: Regulatory Matters" and "Commitments, Guarantees and Indemnities."

American Recovery and Reinvestment Act of 2009

The American Recovery and Reinvestment Act of 2009 extended the 50% bonus depreciation provision for an additional year to include property placed in service by December 31, 2009. SCE expects that certain capital expenditures incurred during 2009 will qualify for this accelerated bonus depreciation, which would provide additional 2009 cash flow benefits estimated to be in the range of approximately $125 million to $175 million.

Repair Deductions

During the third quarter of 2009, the IRS granted companies permission to automatically elect to change their tax accounting method for routine repair and maintenance costs. The change in method would result in the recognition of a cumulative catch-up deduction in 2009 for certain repair costs that were previously capitalized and depreciated over the tax depreciable life of the property. In the fourth quarter of 2009, Edison International expects to file an election to change its tax accounting method for certain repair costs incurred mainly on SCE's transmission and distribution infrastructure assets. Unless there is further IRS guidance which may impact Edison International's ability to make such election, SCE expects to reflect the initial impact in its estimated fourth quarter 2009 federal income tax payment. SCE has not completed its detailed analysis and cannot determine the impact on its results of operations and cash flows at this time.

 Capital Expenditures

SCE's updated capital investment plan projects total capital expenditures for the period 2009 – 2013 to be in the range of $16.8 billion to $19.8 billion. The capital investment plan has been updated primarily to reflect timing changes due to slower than anticipated permitting and licensing of some major transmission projects. The 2009 – 2011 planned capital expenditures for CPUC-jurisdictional projects are consistent with the revenue requirements authorized in SCE's 2009 GRC. Recovery of planned capital expenditures for CPUC-jurisdictional projects beyond 2011 is subject to the outcome of future CPUC general rate cases or other CPUC approvals. Recovery of certain projects included in the 2009 – 2013 capital investment plan have been approved or will be requested through other CPUC-authorized mechanisms on a project-by-project basis. These projects include, among others, SCE's Solar Photovoltaic Program (based on the decision discussed below) and SCE's EdisonSmartConnect™ project. Recovery of 2009 planned capital expenditures for FERC-jurisdictional projects was approved in SCE's 2009 Rate Case (see "SCE: Regulatory Matters—Current Regulatory Developments—2009 FERC Rate Case" above for further information). Recovery of planned capital expenditures for FERC-jurisdictional projects beyond 2009 is subject to future FERC approval.

Execution of SCE's capital investment plan is dependent on access to capital markets, regulatory decisions, and economic conditions in the U.S and SCE's service territory. The completion of the projects, the timing of expenditures, and the associated cost recovery may be affected by permitting requirements and delays, construction schedules, availability of labor, equipment and materials, financing, legal and regulatory approvals and developments, weather and other unforeseen conditions.

SCE capital expenditures (including accruals) related to its 2009 capital plan were $1.9 billion for the first nine months of 2009. SCE's capital expenditures for the first nine months of 2009 were approximately 20% less than forecast, primarily due to timing delays resulting from a later than expected 2009 GRC decision. As discussed above, the revised capital expenditure forecast for 2009 – 2013 was updated to address expected permitting delays of major transmission projects and as a result, SCE assumed 15% variability to the current forecast (compared to 18% in 2008) in its estimated range of capital expenditures over the next five years: 2009 – $2.6 billion to $3.1 billion; 2010 – $3.3 billion to $3.8 billion; 2011 – $3.6 billion to $4.2 billion; 2012 – $3.8 billion to $4.5 billion; and 2013 – $3.5 billion to $4.2 billion. The estimated capital expenditures for the next five years may vary from SCE's current forecast.

Credit Ratings

SCE's credit ratings are as follows:

	Moody's Rating	S&P Rating	Fitch Rating

Long-term senior secured debt	A1	A	A+
Short-term (commercial paper)	P-2	A-2	F-1

On July 2 and July 13, 2009, Fitch and S&P affirmed SCE's credit ratings, respectively. In addition, on July 8, 2009, Moody's issued a credit opinion with no change to its previously issued credit ratings for SCE. Subsequently, on August 3, 2009, Moody's upgraded most senior secured ratings of investment-grade regulated utilities by one notch. As a result, SCE's long-term senior secured debt was upgraded to A1 from A2. SCE cannot provide assurance that its current credit ratings will remain in effect for any given period of time or that one or more of these ratings will not be changed. These credit ratings are not recommendations to buy, sell or hold its securities and may be revised at any time by a rating agency.

 Dividend Restrictions and Debt Covenants

The CPUC regulates SCE's capital structure and limits the dividends it may pay Edison International. In SCE's most recent cost of capital proceeding, the CPUC set an authorized capital structure for SCE which included a common equity component of 48%. SCE may make distributions to Edison International as long as the common equity component of SCE's capital structure remains at or above the 48% authorized level on a 13-month weighted average basis. At September 30, 2009, SCE's 13-month weighted-average common equity component of total capitalization was 49.5% resulting in the capacity to pay $212 million in additional dividends.

SCE has a debt covenant in its credit facilities that limits its debt to total capitalization ratio to less than or equal to 0.65 to 1. At September 30, 2009, SCE's debt to total capitalization ratio was 0.45 to 1.

Margin and Collateral Deposits

Certain derivative instruments and power procurement contracts under SCE's power and natural gas hedging activities contain collateral requirements. SCE has historically provided collateral in the form of cash and/or letters of credit for the benefit of counterparties. Collateral requirements can vary depending upon the level of unsecured credit extended by counterparties, changes in market prices relative to contractual commitments, and other factors. Future collateral requirements may be higher (or lower) than requirements at September 30, 2009, due to the addition of incremental power and energy procurement contracts with collateral requirements, if any, and the impact of changes in wholesale power and natural gas prices on SCE's contractual obligations.

Certain of these power contracts contain a provision that requires SCE to maintain an investment grade credit rating from each of the major credit rating agencies. If SCE's credit rating were to fall below investment grade, SCE may be required to pay the liability or post additional collateral. The table below illustrates the amount of collateral posted by SCE to its counterparties as well as the potential collateral that would be required as of September 30, 2009.

In millions

Collateral posted as of September 30, 2009(1)	$98
Incremental collateral requirements resulting from a potential downgrade of SCE's credit rating to below investment grade	240

Total posted and potential collateral requirements(2)	$338

(1)
Collateral posted consisted of $1 million which was offset against derivative liabilities in accordance with the authoritative accounting guidance which allows for the netting of counterparty receivables and payables under a master netting arrangement, and $97 million provided to counterparties and other brokers (consisting of $16 million in cash reflected in "Margin and collateral deposits" on the consolidated balance sheets and $81 million in letters of credit).

(2)
Total posted and potential collateral requirements may increase by an additional $51 million, based on SCE's forward position as of September 30, 2009, due to adverse market price movements over the remaining life of the existing contracts using a 95% confidence level.

In the table above, there was no collateral posted as of September 30, 2009 related to derivative liabilities, and $18 million of incremental collateral requirements related to derivative liabilities.

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

Commodity Price Risk

Introduction

As discussed in the year-ended 2008 MD&A, SCE is exposed to commodity price risk from its purchases of capacity and ancillary services to meet peak energy requirements and from exposure to natural gas prices that affect costs associated with power purchased from QFs, fuel tolling arrangements, and its own gas-fired generation, including the Mountainview and peaker plants.

Natural Gas and Electricity Price Risk

As discussed in the year-ended 2008 MD&A, SCE has a hedging program in place to minimize ratepayer exposure to variability in market prices; however, to the extent that SCE does not mitigate the entire exposure to commodity price risk, the unhedged portion is subject to the risks and benefits of spot-market price movements, which are passed through to ratepayers.

The following table summarizes the fair values of outstanding derivative financial instruments used at SCE to mitigate its exposure to spot market prices:

	September 30, 2009		December 31, 2008

In millions	Assets	Liabilities	Assets	Liabilities

Electricity options, swaps and forward arrangements	$1	$20	$7	$15
Natural gas options, swaps and forward arrangements	78	161	80	304
Congestion revenue rights and firm transmission rights(1)	314	—	81	—
Tolling arrangements(2)	47	564	63	647
Netting and collateral	(8)	(9)	—	(72)

Total	$432	$736	$231	$894

(1)
In September 2007 and November 2008, the CAISO allocated CRRs for the period April 2009 through December 2017 based on SCE's load requirements. In addition, SCE participated in CAISO auctions for the procurement of additional CRRs. The CRRs meet the definition of a derivative.

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

SCE recognizes realized gains and losses on derivative instruments as purchased power expense and recovers these costs from ratepayers. Due to expected future recovery from ratepayers, unrealized gains and losses are deferred and are not recognized as purchased power expense until realized. As a result, realized and unrealized gains and losses do not affect earnings, but may temporarily affect cash flows. Realized losses on economic hedging activities were $113 million and $307 million for the three- and nine-month periods ended September 30, 2009, respectively, compared to realized gains on economic hedging activities of $14 million and $39 million for the comparable periods in 2008, respectively. Changes in realized gains and losses on economic hedging activities were primarily due to significant decreases in settled natural gas prices. Unrealized losses on economic hedging activities were $198 million for the three months ended September 30, 2009, and unrealized gains on economic hedging activities were $428 million for the nine months ended September 30, 2009. Unrealized losses on economic hedging activities were $617 million and $131 million for the comparable periods in 2008, respectively. Changes in unrealized gains and losses on economic hedging activities were primarily related to the recognition of the long-term portion of CRRs recorded in the first quarter of 2009 as well as contracts related to SCE's new generating resources (discussed above) as compared to the three- and nine-month periods ended September 30, 2008.

Effective January 1, 2008, SCE adopted the authoritative guidance that established a hierarchy for fair value measurements. For further discussion of SCE's adoption, see "Edison International Notes to Consolidated Financial Statements—Note 11. Fair Value Measurements."

Market Redesign and Technology Upgrade

The MRTU market became effective on March 31, 2009 and SCE began participating in the day-ahead and real-time markets for the sale of its generation and purchases of its load requirements. See "SCE: Market Risk Exposures—Commodity Price Risk—Market Redesign and Technology Upgrade" in the year-ended 2008 MD&A for a further description of these markets.

Interest Rate Risk

SCE is exposed to changes in interest rates primarily as a result of its borrowing and investing activities used for liquidity purposes, to fund business operations and to finance capital expenditures. The nature and amount of SCE's long-term and short-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. At September 30, 2009, the fair market value of SCE's long-term debt (including current portion of long-term debt) was $7.4 billion, compared to a carrying value of $6.7 billion.

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

At September 30, 2009, the amount of balance sheet exposure as described above, broken down by the credit ratings of SCE's counterparties, was as follows:

	September 30, 2009

In millions	Exposure(2)	Collateral	Net Exposure

S&P Credit Rating(1)
A or higher	$79	$(4)	$75
A-	313	—	313
BBB+	1	—	1
BBB	—	—	—
BBB-	—	—	—
Below investment grade and not rated	—	—	—

Total	$393	$(4)	$389

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

The credit risk exposure set forth in the above table is comprised of $4 million of net account receivables and $389 million representing the fair value, adjusted for counterparty credit reserves, of derivative contracts.

The CAISO comprises 80% of the total net exposure above and is mainly related to the CRRs' fair value (see "—Commodity Price Risk" for further information).

EDISON MISSION GROUP

EMG: LIQUIDITY

Liquidity

At September 30, 2009, EMG and its subsidiaries had cash and equivalents and short-term investments of $1.2 billion, excluding approximately $387 million at Edison Capital which is expected to be used to meet tax, debt and other obligations of this business segment. EMG's subsidiaries had a total of $496 million of available borrowing capacity under their credit facilities. EMG's consolidated debt at September 30, 2009 was $4.6 billion, of which $592 million was current. In addition, EME's subsidiaries had $3.3 billion of long-term lease obligations related to their sale-leaseback transactions that are due over periods ranging up to 25 years.

The following table summarizes the status of the EME and Midwest Generation credit facilities at September 30, 2009:

In millions	EME	Midwest Generation

Commitment	$600	$500
Less: Commitment from Lehman Brothers subsidiary	(36)	—

	564	500
Outstanding borrowings	(188)	(275)
Outstanding letters of credit	(102)	(3)

Amount available	$274	$222

On September 15, 2008, Lehman Brothers Holdings filed for protection under Chapter 11 of the U.S. Bankruptcy Code. A subsidiary of Lehman Brothers Holdings, Lehman Commercial Paper Inc., a lender in EME's credit agreement representing a commitment of $36 million, in September 2008 declined requests for funding under that agreement and in October 2008, filed for bankruptcy protection.

The interest rate on borrowings outstanding under EME's credit facility is at the applicable margin of 2%. The interest rate on borrowings outstanding under Midwest Generation's credit facility is LIBOR plus 0.875%, except if average utilized commitments during a period exceed $250 million, in which case the margin increases to 1%, which was the case at September 30, 2009. In October 2009, outstanding borrowings of $188 million and $275 million under EME's and Midwest Generation's credit facilities, respectively, were repaid.

Access to the capital markets for non-investment grade credit remains uncertain due to the financial market and economic conditions discussed in "Edison International: Management Overview" and also in "Edison International: Management Overview" in the year-ended 2008 MD&A, though the market for project-based financings has shown signs of improvement. EME intends to focus on a selective growth strategy, primarily on completion of projects under construction and development of future renewable projects deploying current turbine commitments, and using its cash on hand and future cash flow to meet its existing contractual commitments. Long-term disruption in the capital markets could adversely affect EME's business plans and financial position.

 Capital Expenditures

The estimated capital expenditures through 2011 by EME's subsidiaries for existing projects, corporate activities and turbine commitments were as follows:

In millions	October through December 2009	2010		2011

Illinois Plants
Plant capital expenditures	$21	$96		$62
Environmental expenditures	6	(1)		(1)
Homer City Facilities
Plant capital expenditures	10	55		29
Environmental expenditures	—	15		32
Renewable Projects
Projects under construction(2)	119	453		2
Turbine commitments(3)	6	439	(4)	—
Other capital expenditures	8	23		12

Total	$170	$1,081		$137

(1)
See discussion below regarding capital expenditures for environmental improvements at the Illinois Plants.

(2)
Includes projects beginning construction in October 2009 and $206 million in turbine purchases where financing has been arranged. For further discussion, see "Edison International: Management Overview—Areas of Business Focus—Business Development and Capital Commitments—EMG."

(3)
For discussion of potential changes to EME's turbine commitments, see "Edison International: Management Overview—Areas of Business Focus—Business Development and Capital Commitments—EMG."

(4)
Excludes turbine commitments for which EME is no longer obligated due to amendments to turbine purchase agreements executed in October 2009.

Expenditures for Existing Projects

Plant capital expenditures relate to non-environmental projects such as upgrades to boiler and turbine controls, replacement of major boiler components, mill steam inerting projects, generator stator rewinds, 4Kv switchgear and main power transformer replacement.

Environmental expenditures at EME Homer city relate to emission monitoring and control projects. Midwest Generation is subject to various commitments with respect to environmental compliance. Midwest Generation continues to review all technology and unit shutdown combinations, including interim and alternative compliance solutions. For more information on the current status of environmental improvements in Illinois, see "Edison International: Management Overview—Areas of Business Focus—Midwest Generation Environmental Compliance Plans and Costs." For further discussion of environmental regulations, refer to "Other Developments—Environmental Matters" in the year-ended 2008 MD&A.

Expenditures for New Projects

As of September 30, 2009, EME had a development pipeline of potential wind projects with projected installed capacity of approximately 5,000 MW. The development pipeline represents potential projects with respect to which EME either owns the project rights or has exclusive acquisition rights. EME has committed to purchase turbines for wind projects (included in the preceding table) and turbines in storage to be used for future wind projects. The turbine cost generally represents approximately two-thirds of the total capital costs of EME's wind projects. Completion of development of a wind project may take a number of years due to factors that include local permit requirements, willingness of local utilities to purchase renewable power at sufficient prices to earn an appropriate rate of return, and availability and prices of equipment. Furthermore, successful completion of a wind project is dependent upon obtaining permits and agreements necessary to support an investment. There is no assurance that each project included in the development pipeline currently or added in the future will be successfully completed, or that EME will be able to successfully develop projects utilizing all of its turbine commitments. For further discussion, see "Edison International: Management Overview—Areas of Business Focus—Business Development and Capital Commitments—EMG."

Walnut Creek Project

Walnut Creek Energy, a subsidiary of EME, was awarded by SCE, through a competitive bidding process, a 10-year power sales contract starting in 2013 for the output of the Walnut Creek project. In July 2008, the Los Angeles Superior Court found that actions taken by the SCAQMD, in promulgating rules that had made available a "Priority Reserve" of emissions credits for new power generation projects, did not satisfy California environmental laws. As a result of a November 2008 decision by the Los Angeles Superior Court, SCAQMD is enjoined from issuing Priority Reserve emission credits to Walnut Creek, among others. Legal challenges related to the Priority Reserve emission credits are continuing. Legislation which passed the State Assembly and is currently pending action in the Senate would provide access to the credits for Walnut Creek. In the air basins regulated by SCAQMD, the need for particulate matter (PM10) and SO2 emission credits exceeds available supply, and it is difficult to create new qualifying credits. Walnut Creek will be unable to begin construction until access to the Priority Reserve emission credits is restored or another source of credits for the project has been identified. The capital costs to construct this project, excluding interest, are estimated in the range of $500 million to $600 million.

Credit Ratings

Overview

Credit ratings for EMG's direct and indirect subsidiaries are as follows:

	Moody's Rating	S&P Rating	Fitch Rating

EME(1)	B2	B	BB-
Midwest Generation(2)	Ba1	BB-	BBB-
EMMT	Not Rated	B	Not Rated
Edison Capital (Edison Funding)	Ba3	BB+	Not Rated

(1)
Senior unsecured rating.

(2)
First priority senior secured rating.

The S&P and Fitch ratings are on negative outlook, while the Moody's rating outlook is stable. On June 30, 2009, Moody's lowered the credit rating of Edison Capital (Edison Funding) from Ba1 to Ba3. The outlook is now stable. On May 11, 2009, S&P revised Edison Capital's (Edison Funding) rating outlook to stable from negative.

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

Credit Rating of EMMT

The Homer City sale-leaseback documents restrict EME Homer City's ability to enter into trading activities, as defined in the documents, with EMMT to sell forward the output of the Homer City facilities if EMMT does not have an investment grade credit rating from S&P or Moody's or, in the absence of those ratings, if it is not rated as investment grade pursuant to EME's internal credit scoring procedures. These documents also include a requirement that EME Homer City's counterparty to such transactions, whether it is EMMT or another party, and EME Homer City, if acting as seller to an unaffiliated third party, be investment grade. EME currently sells all the output from the Homer City facilities through EMMT, which has a below investment grade credit rating, and EME Homer City is not rated. In order to continue to sell forward the output of the Homer City facilities through EMMT, either: (1) a consent from the sale-leaseback owner participants must be obtained; or (2) EMMT must provide assurances of performance consistent with the requirements of the sale-leaseback documents. EME has obtained a consent from the sale-leaseback owner participants that allows EME Homer City to enter into such sales, under specified conditions, through March 1, 2014. EME Homer City continues to be in compliance with the terms of the consent; however, because EMMT's credit rating has dropped below BB-, the consent is revocable by the sale-leaseback owner participants at any time. The sale-leaseback owner participants have not indicated that they intend to revoke the consent; however, there can be no assurance that they will not do so in the future. An additional consequence of EMMT's lowered credit rating is that outstanding accounts receivable between EMMT and EME Homer City have been reduced to zero, as required under the terms of the consent. Revocation of the consent would not affect trades between EMMT and EME Homer City that had been entered into while the consent was still in effect. EME is permitted to sell the output of the Homer City facilities into the spot market at any time. For further discussion, see "EMG: Market Risk Exposures—Commodity Price Risk—Energy Price Risk Affecting Sales from the Homer City Facilities."

Margin, Collateral Deposits and Other Credit Support for Energy Contracts

To reduce its exposure to market risk, EME hedges a portion of its electricity price exposure through EMMT, an EME subsidiary engaged in the power marketing and trading business. In connection with entering into contracts, EMMT may be required to support its risk of nonperformance through parent guarantees, margining or other credit support. EME has entered into guarantees in support of EMMT's hedging and trading activities; however, because the credit ratings of EMMT and EME are below investment grade, EME has historically also provided collateral in the form of cash and letters of credit for the benefit of counterparties related to the net of accounts payable, accounts receivable, unrealized losses, and unrealized gains in connection with these hedging and trading activities. At September 30, 2009, EMMT had deposited $70 million in cash with clearing brokers in support of futures contracts and had deposited $136 million in cash with counterparties in support of forward energy and congestion contracts. Amounts recognized for cash collateral provided to others that have been offset against net derivative liabilities totaled $65 million at September 30, 2009. In addition, EME had received cash collateral of $232 million at September 30, 2009, to support credit risk of counterparties under margin agreements; $148 million of which is classified as restricted cash. The liability for margin deposits received from counterparties has been offset against net derivative assets.

Future cash collateral requirements may be higher than the margin and collateral requirements at September 30, 2009, if wholesale energy prices or the amount hedged changes. EME estimates that margin and collateral requirements for energy and congestion contracts outstanding as of September 30, 2009 could increase by approximately $123 million over the remaining life of the contracts using a 95% confidence level. Certain EMMT hedge contracts do not require margin, but contain provisions that require EME or Midwest Generation to comply with the terms and conditions of their credit facilities. The credit facilities contain financial covenants which are described further in "—Dividend Restrictions in Major Financings." Furthermore, the hedge contracts include provisions relating to a change in control or material adverse effect resulting from amendments or modifications to the related credit facility. Failure by EME or Midwest Generation to comply with these provisions would result in a termination event under the hedge contracts, enabling the counterparties to terminate and liquidate all outstanding transactions and demand immediate payment of amounts owed to them. EMMT also has hedge contracts that do not require margin, but contain the right of each party to request additional credit support in the form of adequate assurance of performance in the case of an adverse development affecting the other party. The aggregate fair value of all derivative instruments with credit-risk-related contingent features is in an asset position on September 30, 2009 and, accordingly, the contingent features described above do not currently have a liquidity exposure. Future increases in power prices could expose EME or Midwest Generation to termination payments or additional collateral postings under the contingent features described above.

Midwest Generation has cash on hand and a credit facility to support margin requirements specifically related to contracts entered into by EMMT related to the Illinois Plants. In addition, EME has cash on hand and a credit facility to provide credit support to subsidiaries. For discussion on available borrowing capacity under Midwest Generation and EME credit facilities, see "—EMG's Liquidity."

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

The following table sets forth the major components of the interest coverage ratio for the 12 months ended September 30, 2009 and December 31, 2008:

	12 Months Ended

In millions	September 30, 2009	December 31, 2008

Funds Flow Available for Interest
Distributions:
Midwest Generation	$240	$206
EME Homer City(1)	118	110
Big 4 Projects(2)	87	114
Viento Funding II(3)	164	—
Other projects	47	55
Tax payments received from subsidiaries	195	364
Realized trading income	59	175
Tax allocation receipts (payments)	137	(92)
Operating expenses	(150)	(155)
Other items, net	(13)	(14)

	$884	$763

Net Interest Expense:
EME corporate debt	$267	$248
Addback: Capitalized interest	17	32
Powerton-Joliet intercompany notes	112	112
EME interest income	(4)	(6)

	$392	$386

Ratio	2.26	1.98
Covenant threshold (not less than)	1.20	1.20

(1)
Under EME's credit facility, the definition of interest coverage ratio includes the repayment of subordinated loans to EME Homer City. During April 2009, EME, through its subsidiary, Edison Mission Finance, advanced funds in the amount of $25 million to EME Homer City. In July 2009, the amount advanced was repaid by EME Homer City and is included in distributions during the 12 months ended September 30, 2009.

(2)
Prior to the repayment of the Series B bonds of EME Funding Corp. in September 2008, distributions from the Big 4 projects represented funds transferred to EME after meeting debt service and restricted cash provisions set forth in this financing.

(3)
In June 2009, a subsidiary of EME, Viento Funding II, Inc., completed a non-recourse financing of EME's interests in the Wildorado, San Juan Mesa and Elkhorn Ridge wind projects. For further details of this financing, see "—Wind Financing." The proceeds of the financing, net of financing costs, were distributed to EME.

The following table sets forth the major components of the corporate-debt-to-corporate-capital ratio at September 30, 2009 and December 31, 2008:

In millions	September 30, 2009	December 31, 2008

Corporate Debt
Indebtedness for money borrowed	$4,163	$4,564
Powerton-Joliet termination value	1,030	1,163
Letters of credit	97	132

	$5,290	$5,859

Corporate Capital
Common shareholder's equity	$2,788	$2,684
Less:
Non-cash cumulative changes in accounting	1	1
Accumulated other comprehensive income	(154)	(200)
Adjustments:
After-tax losses incurred on termination of Collins lease	587	587
Dividend to MEHC for repayment of 13.5% notes	899	899

	4,121	3,971

Corporate debt	5,290	5,859

	$9,411	$9,830

Corporate-debt-to-corporate-capital ratio	0.56	0.60
Covenant threshold (not more than)	0.75	0.75

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

Key Ratios of EMG's Principal Subsidiaries Affecting Dividends

Set forth below are key ratios of EME's principal subsidiaries required by financing arrangements at September 30, 2009 or for the 12 months ended September 30, 2009:

Subsidiary	Financial Ratio	Covenant	Actual

Midwest Generation (Illinois Plants)	Debt to Capitalization Ratio	Less than or equal to 0.60 to 1	0.22 to 1
EME Homer City (Homer City facilities)	Senior Rent Service Coverage Ratio	Greater than 1.7 to 1	2.07 to 1

For a more detailed description of the covenants binding EME's principal subsidiaries that may restrict the ability of those entities to make distributions to EME directly or indirectly through the other holding companies owned by EME, refer to "Dividend Restrictions in Major Financings" in the year-ended 2008 MD&A.

Edison Capital's principal subsidiary, Edison Funding Company, is required by covenants in its financial instruments to maintain a specified minimum net worth. The minimum net worth covenants range from $130 million to $160 million. Edison Funding did not satisfy these minimum net worth requirements as of September 30, 2009 due to a $628 million loss on termination of its interests in the cross border leases, the settlement of prior years federal income taxes and related tax adjustments. See "Edison International: Management Overview—Global Settlement" for further discussion. As a consequence of not satisfying the minimum net worth covenants, Edison Funding Company may be required to pay outstanding medium-term loans in the amount of $89 million (at September 30, 2009) and purchase certain affordable housing projects for approximately $11 million (at September 30, 2009) under existing guarantees. Edison International does not expect such payments to have a material adverse impact on its results of operations, financial position, or cash flows.

EME's Senior Notes and Guaranty of Powerton-Joliet Leases

EME is restricted from the sale or disposition of assets, which includes the making of a distribution, if the aggregate net book value of all such sales and dispositions during the most recent 12-month period would exceed 10% of consolidated net tangible assets as defined in such agreements computed as of the end of the most recent fiscal quarter preceding such sale or disposition. At September 30, 2009, the maximum sale or disposition of EME assets is determined as follows:

In millions	September 30, 2009

Consolidated Net Tangible Assets
Total consolidated assets	$9,208
Less:
Consolidated current liabilities	(987)
Intangible assets	(119)

$8,102

10% Threshold	$810

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

As a wholly owned indirect subsidiary of Edison International, EME is subject to determinations made by its directors, each of whom is appointed by Edison International, to act in the interests of Edison International and its shareholders, which may result in EME making distributions of cash or assets, subject to the limitations described above and applicable law, at any time or from time to time, which may affect assets held or under development.

Wind Financing

In June 2009, EME completed through its subsidiary, Viento Funding II, Inc., a non-recourse financing of its interests in the Wildorado, San Juan Mesa and Elkhorn Ridge wind projects. The financing included a:

•
$189 million seven-year term loan that is expected to fully amortize within the seven years via scheduled principal payments and cash sweeps from a portion of excess cash flow; and

•
$13 million letter of credit facility which replaced project letters of credit previously issued under the EME corporate credit facility.

In July 2009, Viento Funding II amended the credit agreement to add a working capital facility. Availability under the working capital facility is initially $3.8 million and steps up semi-annually to $5.2 million by maturity. The agreement restricts the use of proceeds from the working capital facility to operation and maintenance expenditures at these three wind projects.

Interest under the term loan accrues at LIBOR plus 3.875% initially, with the rate increasing 0.25% on the third and sixth anniversaries of the closing date. Viento Funding II has entered into interest rate swap agreements to hedge the majority of the variable interest rate under the term loan. The interest rate swap agreements fixed the majority of the LIBOR rate under the term loan to 3.175%, before amortization of the deferred financing costs. At September 30, 2009, the swap adjusted rate was 7.05%. Distributions from Viento Funding II are subject to compliance with the terms and conditions of credit facilities, including a covenant to meet a 12-month historic debt service coverage ratio as specified in the agreement of 1.20 to 1.0. Viento Funding II's payment obligations are secured by pledges of its direct and indirect ownership interests in the three wind projects.

In connection with this financing, EME entered into an agreement with Viento Funding II to make quarterly payments for production tax credits irrespective of whether such credits can be realized on Edison International's consolidated tax returns.

EMG: OTHER DEVELOPMENTS

RPM CONE

On March 26, 2009, the FERC issued an order accepting the CONE values submitted by PJM in its February 9, 2009 filing. The FERC-accepted CONE as proposed for the May 2009 RPM auction for the 2012/2013 delivery year is higher than the previously approved CONE value. In addition, the FERC approved a proposal that would set a higher net region-wide CONE value. The FERC also accepted other RPM provisions, such as the holdback of 2.5% of the reliability requirement from the Base Residual Auction to encourage Demand Side Management which could reduce the clearing price for market capacity. Finally, the FERC RPM order directed PJM to file a proposal in September 2009 that would automate the adjustment of CONE (as compared to the existing tariff that requires a CONE evaluation and FERC filing every three years). On August 14, 2009, the FERC denied most requests for rehearing of the March 26 order but deferred action on one rehearing and granted certain requests for clarification. As directed in the March 26 order, PJM submitted its proposal to automate the adjustment of CONE on September 1, 2009.

 EMG: MARKET RISK EXPOSURES

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

The following table depicts the average historical market prices for energy per megawatt-hour during the first nine months of 2009 and 2008:

	24-Hour Northern Illinois Hub Historical Energy Prices(1)

	2009	2008

January	$42.10	$47.09
February	33.33	54.46
March	26.74	58.58
April	26.93	53.87
May	25.81	44.49
June	25.59	56.06
July	24.87	63.79
August	27.62	52.66
September	24.56	43.08

Nine-Month Average	$28.62	$52.68

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

The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the Northern Illinois Hub at September 30, 2009:

24-Hour Northern Illinois Hub Forward Energy Prices(1)

2009
October	$23.99
November	26.63
December	28.74
2010 Calendar "strip"(2)	$32.58
2011 Calendar "strip"(2)	$34.38

(1)
Energy prices were determined by obtaining broker quotes and information from other public sources relating to the Northern Illinois Hub delivery point.

(2)
Market price for energy purchases for the entire calendar year, as quoted for sales into the Northern Illinois Hub.

EMMT engages in hedging activities for the Illinois Plants to hedge the risk of future change in the price of electricity. Hedging activities are typically weighted toward on-peak periods. The following table summarizes Midwest Generation's hedge position for contracts entered into at both the Northern Illinois Hub and AEP/Dayton Hub as of September 30, 2009:

	2009	2010	2011

GWh	3,574	12,638	816
Average price/MWh(1)	$55.04	$54.30	$70.61

(1)
The above hedge positions include forward contracts for the sale of power and futures contracts during different periods of the year and the day. Market prices tend to be higher during on-peak periods and during summer months, although there is significant variability of power prices during different periods of time. Accordingly, the above hedge positions as of September 30, 2009 are not directly comparable to the 24-hour Northern Illinois Hub prices set forth above.

In addition, as of September 30, 2009, EMMT has entered into 3.7 billion cubic feet of natural gas futures contracts (equivalent to approximately 600 GWh of energy only contracts using a ratio of 6 MMBtu to 1 MWh) for the Illinois Plants to hedge energy price risks during the remainder of 2009 and 2010.

In October 2009, EMMT entered into 7,461 GWh of additional power hedges, primarily off-peak, for the Illinois Plants. The hedges were entered into to mitigate the price risk of negative margins during off-peak periods. Including the additional hedges entered into during October 2009, total hedges for 2010 are 20,099 GWh at an average price of approximately $43.70/MWh.

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

The following table depicts the average historical market prices for energy per megawatt-hour at the Homer City busbar and the PJM West Hub (EME Homer City's primary trading hub) during the first nine months of 2009 and 2008:

	Historical Energy Prices(1) 24-Hour PJM

	Homer City		West Hub

	2009	2008	2009	2008

January	$53.22	$54.32	$59.32	$66.80
February	42.86	61.74	46.31	68.29
March	38.08	65.37	41.63	70.48
April	32.64	61.99	34.48	69.12
May	31.39	49.37	33.40	59.84
June	29.87	78.72	33.25	98.50
July	28.94	72.39	32.42	91.80
August	31.13	60.16	36.70	73.91
September	28.28	52.33	30.38	66.04
Nine-Month Average	$35.16	$61.82	$38.65	$73.86

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

The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the PJM West Hub at September 30, 2009:

24-Hour PJM West Hub Forward Energy Prices(1)

2009
October	$32.48
November	$36.62
December	$43.21
2010 Calendar "strip"(2)	$48.39
2011 Calendar "strip"(2)	$51.52

(1)
Energy prices were determined by obtaining broker quotes and information from other public sources relating to the PJM West Hub delivery point. Forward prices at PJM West Hub are generally higher than the prices at the Homer City busbar.

(2)
Market price for energy purchases for the entire calendar year, as quoted for sales into the PJM West Hub.

EMMT engages in hedging activities for the Homer City facilities to hedge the risk of future change in the price of electricity. Hedging activities are typically weighted toward on-peak periods. The following table summarizes EME Homer City's hedge position as of September 30, 2009:

	2009(1)	2010

GWh(1)	2,140	3,616
Average price/MWh(2)	$59.61	$79.49

(1)
Includes hedging activities entered into by EMMT for the Homer City facilities that are not designated under the intercompany agreements with EME Homer City due to limitations under the sale leaseback transaction documents.

(2)
The above hedge positions include forward contracts for the sale of power during different periods of the year and the day. Market prices tend to be higher during on-peak periods and during summer months, although there is significant variability of power prices during different periods of time. Accordingly, the above hedge position as of September 30, 2009 is not directly comparable to the 24-hour PJM West Hub prices set forth above.

The average price per megawatt-hour for EME Homer City's hedge position is based on the PJM West Hub. Energy prices at the Homer City busbar have been lower than energy prices at the PJM West Hub. For a discussion of the difference, see "—Basis Risk" below.

Capacity Price Risk

On June 1, 2007, PJM implemented the RPM for capacity. The purpose of the RPM is to provide a long-term pricing signal for capacity resources. The RPM provides a mechanism for PJM to satisfy the region's need for generation capacity, the cost of which is allocated to load-serving entities through a locational reliability charge.

The following table summarizes the status of capacity sales for Midwest Generation and EME Homer City at September 30, 2009:

				RPM Capacity Sold in Base Residual Auction		Other Capacity Sales, Net of Purchases(2)

	Installed Capacity MW	Unsold Capacity(1) MW	Capacity Sold MW					Aggregate Average Price per MW-day
				MW	Price per MW-day	MW	Average Price per MW-day

October 1, 2009 to May 31, 2010
Midwest Generation	5,776	(878)	4,898	5,329	$102.04	(431)	$99.23	$102.29
EME Homer City	1,884	(206)	1,678	1,670	191.32	8	191.32	191.32
June 1, 2010 to May 31, 2011
Midwest Generation	5,477	(548)	4,929	4,929	174.29	—	—	174.29
EME Homer City	1,884	(71)	1,813	1,813	174.29	—	—	174.29
June 1, 2011 to May 31, 2012
Midwest Generation	5,477	(495)	4,982	4,582	110.00	400	85.00	107.99
EME Homer City	1,884	(113)	1,771	1,771	110.00	—	—	110.00
June 1, 2012 to May 31, 2013
Midwest Generation	5,477	(773)	4,704	4,704	16.46	—	—	16.46
EME Homer City	1,884	(148)	1,736	1,736	133.37	—	—	133.37

(1)
Capacity not sold arises from: (i) capacity retained to meet forced outages under the RPM auction guidelines, and (ii) capacity that PJM does not purchase at the clearing price resulting from the RPM auction.

(2)
Other capacity sales and purchases, net includes contracts executed in advance of the RPM base residual auction to hedge the price risk related to such auction, participation in RPM incremental auctions and other capacity transactions entered into to manage capacity risks.

The RPM auction capacity prices for the delivery period of June 1, 2012 to May 31, 2013 varied between different areas of PJM. In the western portion of PJM, affecting Midwest Generation, the price of $16.46 per MW-day was substantially lower than previous capacity prices. The decrease in forward capacity prices was attributable to a substantial increase in demand side management resources. The impact of lower capacity prices for this period will have an adverse effect on Midwest Generation's revenues unless such lower capacity prices are offset by unavailability of competing resources and increased energy prices, which is uncertain.

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

Basis Risk

Sales made from the Illinois Plants and the Homer City facilities in the real-time or day-ahead market receive the actual spot prices or day-ahead prices, as the case may be, at the busbars (delivery points) of the individual plants. In order to mitigate price risk from changes in spot prices at the individual plant busbars, EME may enter into cash settled futures contracts as well as forward contracts with counterparties for energy to be delivered in future periods. Currently, a liquid market for entering into these contracts at the individual plant busbars does not exist. A liquid market does exist for a settlement point at the PJM West Hub in the case of the Homer City facilities and for settlement points at the Northern Illinois Hub and the AEP/Dayton Hub in the case of the Illinois Plants. EME's hedging activities use these settlement points (and, to a lesser extent, other similar trading hubs) to enter into hedging contracts. To the extent that, on the settlement date of a hedge contract, spot prices at the relevant busbar are lower than spot prices at the settlement point, the proceeds actually realized from the related hedge contract are effectively reduced by the difference. This is referred to as "basis risk." During the nine months ended September 30, 2009 and 2008, transmission congestion in PJM has resulted in prices at the Homer City busbar being lower than those at the PJM West Hub by an average of 9% and 16%, respectively. The monthly average difference between prices at the Homer City busbar and those at the PJM West Hub during the 12 months ended September 30, 2009 ranged from 5% to 17%. During the nine months ended September 30, 2009, transmission congestion in PJM has resulted in prices at the individual busbars of the Illinois Plants being lower than those at the AEP/Dayton Hub and Northern Illinois Hub by an average of 15% and less than 1%, respectively.

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

Coal purchases are made under a variety of supply agreements. The following table summarizes the amount of coal under contract at September 30, 2009 for the remainder of 2009 and the following three years:

	Amount of Coal Under Contract in Millions of Equivalent Tons(1)

	October through December 2009	2010	2011	2012

Illinois Plants	4.5	17.1	9.8	9.8
Homer City facilities(2)	1.0	4.7	2.2	1.2

(1)
The amount of coal under contract in tons is calculated based on contracted tons and applying an 8,800 Btu equivalent for the Illinois Plants and 13,000 Btu equivalent for the Homer City facilities.

(2)
At September 30, 2009, there are options to purchase additional coal of 0.3 million tons for 2011, 0.5 million tons for 2012, and 0.2 million tons for 2013.

EME is subject to price risk for purchases of coal that are not under contract. Prices of NAPP coal, which are related to the price of coal purchased for the Homer City facilities, decreased during 2009 from 2008 year-end prices. The price of NAPP coal (with 13,000 Btu per pound heat content and <3.0 pounds of SO2 per MMBtu sulfur content) decreased to $50.50 per ton at October 2, 2009 from $76 per ton at January 9, 2009, as reported by the Energy Information Administration. The 2009 decrease in NAPP coal prices was due in part to current global economic conditions that have lessened demand for coal, high levels of inventories and fuel switching. Prices of PRB coal (with 8,800 Btu per pound heat content and 0.8 pounds of SO2 per MMBtu sulfur content) purchased for the Illinois Plants declined during 2009. The price of PRB coal decreased to $9.25 per ton at October 2, 2009 from $13 per ton at January 9, 2009, as reported by the Energy Information Administration. The 2009 decrease in PRB coal prices was due to lower demand and higher levels of inventory.

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

Emission Allowances Price Risk

The federal Acid Rain Program requires electric generating stations to hold SO2 allowances sufficient to cover their annual emissions. Pursuant to Pennsylvania's and Illinois' implementation of the Clean Air Interstate Rule, electric generating stations are required to hold seasonal and annual NOx allowances beginning January 1, 2009. As part of the acquisition of the Illinois Plants and the Homer City facilities, EME obtained the rights to emission allowances that have been or are allocated to these plants. EME purchases (or sells) emission allowances based on the amounts required for actual generation in excess of (or less than) the amounts allocated under these programs. For further discussion of the Clean Air Interstate Rule, refer to "Other Developments—Air Quality Regulation" in the year-ended 2008 MD&A.

EME is subject to price risk for purchases of emission allowances required for actual emissions greater than allowances held. The market price for emission allowances may vary significantly. The average purchase price of SO2 allowances decreased to $64 per ton during the nine months ended September 30, 2009 from $315 per ton during 2008. Based on broker's quotes and information from public sources, the spot price for SO2 allowances and annual NOx allowances was $84 per ton and $515 per ton, respectively, at September 30, 2009.

For a discussion of environmental regulations related to emissions, refer to "Other Developments—Environmental Matters—Air Quality Regulation" in the year-ended 2008 MD&A.

Accounting for Derivative Instruments

EME uses derivative instruments to reduce its exposure to market risks that arise from fluctuations in electricity, capacity and fuel prices, emission allowances and transmission rights. These derivative instruments include forward sales transactions entered into on a bilateral basis with third parties, futures contracts, full requirements services contracts or load requirements services contracts and capacity transactions. The fair value changes of each derivative instrument are recognized in earnings at the end of each accounting period unless the instrument qualifies for hedge accounting. For derivatives that do qualify for cash flow hedge accounting, changes in their fair value are recognized in other comprehensive income until the hedged item settles and is recognized in earnings. However, the ineffective portion of a derivative that qualifies for cash flow hedge accounting is recognized currently in earnings. For further discussion of derivative instruments, see "Edison International Notes to Consolidated Financial Statements—Note 2. Derivative Instruments and Hedging Activities," and also refer to "Critical Accounting Estimates and Policies—Derivative Financial Instruments and Hedging Activities" in the year-ended 2008 MD&A.

EME classifies unrealized gains and losses from derivative instruments as part of operating revenues or fuel expenses. The results of derivative activities are recorded as part of cash flows from operating activities on the consolidated statements of cash flows. The following table summarizes unrealized gains (losses) from non-trading activities for the third quarters of 2009 and 2008 and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,

In millions	2009	2008	2009	2008

Illinois Plants
Non-qualifying hedges	$(4)	$(24)	$30	$(22)
Ineffective portion of cash flow hedges	4	17	4	7
Homer City facilities
Non-qualifying hedges	—	(2)	—	—
Ineffective portion of cash flow hedges	6	16	11	7

Total unrealized gains (losses)	$6	$7	$45	$(8)

At September 30, 2009, unrealized gains of $38 million were recognized from non-qualifying hedge contracts or the ineffective portion of cash flow hedges related to subsequent periods ($5 million for the remainder of 2009, $28 million for 2010, and $5 million for 2011).

 Fair Value of Derivative Instruments

EME adopted authoritative guidance, effective January 1, 2008, which establishes a hierarchy for fair value measurements. For further discussion of fair value measurements guidance, see "Edison International Notes to Consolidated Financial Statements—Note 10. Fair Value Measurements."

Non-Trading Derivative Instruments

The fair value of outstanding non-trading commodity derivative instruments at September 30, 2009 and December 31, 2008 was $346 million and $375 million, respectively. In assessing the fair value of EME's non-trading commodity derivative instruments, EME uses quoted market prices and forward market prices adjusted for credit risk. The fair value of commodity price contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors. The decrease in fair value of commodity contracts at September 30, 2009 as compared to December 31, 2008 is attributable to the settlement of contracts during the first nine months of 2009 that were entered into in 2008 at higher prices than contracts outstanding at September 30, 2009. The following table summarizes the maturities and the related fair value of EME's commodity derivative assets and liabilities before the impact of offsetting collateral and netting as of September 30, 2009:

In millions	Total Fair Value	Maturity <1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity >5 years

Prices actively quoted	$5	$2	$3	$—	$—
Prices provided by external sources	338	255	83	—	—
Prices based on models and other valuation methods	3	1	2	—	—

Total	$346	$258	$88	$—	$—

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

Energy Trading Derivative Instruments

The fair value of outstanding energy trading derivative instruments at September 30, 2009 and December 31, 2008 was $115 million and $112 million, respectively. The change in the fair value of trading contracts for the nine months ended September 30, 2009 was as follows:

In millions

Fair value of trading contracts at January 1, 2009	$112
Net gains from energy trading activities	45
Amount realized from energy trading activities	(45)
Other changes in fair value	3

Fair value of trading contracts at September 30, 2009	$115

The impact of changes to the various inputs used to determine the fair value of Level 3 derivatives is not currently material to EME's results of operations as such changes are offset by similar changes in derivatives classified within Level 3 as well as other categories.

The following table summarizes the maturities, the valuation method and the related fair value of energy trading assets and liabilities before the impact of offsetting collateral and netting (as of September 30, 2009):

In millions	Total Fair Value	Maturity <1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity >5 years

Prices actively quoted	$1	$1	$3	$(3)	$—
Prices provided by external sources	(99)	(77)	(22)	—	—
Prices based on models and other valuation methods	213	130	41	30	12

Total	$115	$54	$22	$27	$12

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

The credit risk exposure from counterparties of merchant energy hedging and trading activities is measured as the sum of net receivables (accounts receivable less accounts payable) and the current fair value of net derivative assets. EME's subsidiaries enter into master agreements and other arrangements in conducting such activities which typically provide for a right of setoff in the event of bankruptcy or default by the counterparty. At September 30, 2009, the balance sheet exposure as described above, broken down by the credit ratings of EME's counterparties, was as follows:

In millions	September 30, 2009

Credit Rating(1)	Exposure(2)	Collateral	Net Exposure

A or higher	$384	$(210)	$174
A–	46	—	46
BBB+	27	—	27
BBB	119	—	119
BBB–	—	—	—
Below investment grade	8	(7)	1

Total	$584	$(217)	$367

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

The credit risk exposure set forth in the above table is comprised of $137 million of net accounts receivable and payables and $447 million representing the fair value of derivative contracts. The exposure is based on master netting agreements with the related counterparties.

Included in the table above are exposures to financial institutions with credit ratings of A or above. Due to developments in the financial markets, the credit ratings may not be reflective of the related credit risks. For further discussion, refer to "Edison International: Management Overview—Financial

Markets and Economic Conditions" in the year-ended 2008 MD&A. In addition to the amounts set forth in the above table, EME's subsidiaries have posted a $206 million cash margin in the aggregate with PJM, NYISO, MISO, clearing brokers and other counterparties to support hedging and trading activities. The margin posted to support these activities also exposes EME to credit risk of the related entities.

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

EME's merchant plants sell electric power generally into the PJM market by participating in PJM's capacity and energy markets or transact in capacity and energy on a bilateral basis. Sales into PJM accounted for approximately 45% of EME's consolidated operating revenues for the nine months ended September 30, 2009. Moody's rates PJM's debt Aa3. PJM, an ISO with over 300 member companies, maintains its own credit risk policies and does not extend unsecured credit to non-investment grade companies. Any losses due to a PJM member default are shared by all other members based upon a predetermined formula. At September 30, 2009, EME's account receivable due from PJM was $40 million.

For the nine months ended September 30, 2009, a second customer, Constellation Energy Commodities Group, Inc., accounted for 17% of EME's consolidated operating revenues. Sales to Constellation are primarily generated from EME's merchant plants and largely consist of energy sales under forward contracts. The contract with Constellation is guaranteed by Constellation Energy Group, Inc., which at September 30, 2009 had a senior unsecured debt rating of BBB by S&P and Baa3 by Moody's. On November 2, 2009, S&P lowered the debt rating of Constellation Energy Group, Inc. to BBB-. At September 30, 2009, EME's account receivable due from Constellation was $22 million.

The terms of EME's wind turbine supply agreements contain significant obligations of the suppliers in the form of manufacturing and delivery of turbines, and payments for delays in delivery and for failure to meet performance obligations and warranty agreements. EME's reliance on these contractual provisions is subject to credit risks. Generally, these are unsecured obligations of the turbine manufacturer. A material adverse development with respect to a turbine supplier may have a material impact on EME's wind projects.

At September 30, 2009, Edison Capital had a net leveraged lease investment, before deferred taxes, of $43 million in three aircraft leased to American Airlines. American Airlines reported net losses in the nine months ended September 30, 2009 and previously reported losses for 2008. A default in the leveraged lease by American Airlines could result in a loss of some or all of Edison Capital's lease investment. At September 30, 2009, American Airlines was current in its lease payments to Edison Capital.

 Interest Rate Risk

Interest rate changes can affect earnings and the cost of capital for capital improvements or new investments in power projects. EMG mitigates the risk of interest rate fluctuations by arranging for fixed rate financing or variable rate financing with interest rate swaps, interest rate options or other hedging mechanisms for a number of its project financings. In June 2009, EME's subsidiary, Viento Funding II, Inc., entered into interest rate swap agreements in connection with the non-recourse financing of its interests in the Wildorado, San Juan Mesa and Elkhorn Ridge wind projects. For details, see "EMG: Liquidity and Capital Resources—Wind Financing." The fair market values of long-term fixed interest rate obligations are subject to interest rate risk. The fair market value of EMG's consolidated long-term obligations (including current portion) was $3.9 billion at September 30, 2009, compared to the carrying value of $4.6 billion.

EDISON INTERNATIONAL (PARENT)

EDISON INTERNATIONAL (PARENT): LIQUIDITY

The parent company's liquidity and its ability to pay interest and principal on debt, if any, operating expenses and dividends to common shareholders are affected by dividends and other distributions from subsidiaries, tax-allocation payments under its tax-allocation agreements with its subsidiaries, and access to bank and capital markets. At September 30, 2009, Edison International (parent) had approximately $37 million of cash and equivalents on hand. The following table summarizes the status of the Edison International (parent) credit facility at September 30, 2009:

In millions	Edison International (parent)

Commitment	$1,426
Outstanding borrowings	(85)
Outstanding letters of credit	—

Amount available	$1,341

In June 2009, Edison International amended the $1.5 billion revolving credit facility to remove a subsidiary of Lehman Brothers Holdings as a lender which resulted in a reduction of the total commitment under the facility.

Edison International (parent)'s cash requirements for the 12-month period following September 30, 2009 are expected to consist of:

•
Dividends to common shareholders. The Board of Directors of Edison International declared $0.31 per share quarterly dividends in December 2008, February 2009, June 2009, and September 2009 which were paid in January 2009, April 2009, July 2009 and November 2009, respectively. These quarterly dividends represent an increase of $0.005 per share over quarterly dividends paid in 2008. The dividend increase is consistent with Edison International's dividend policy of paying out approximately 45% to 55% of the earnings of SCE and balancing dividend increases with the significantly growing capital needs of Edison International's business;

•
Principal and interest payments and fees on debt outstanding under the credit facility;

•
Interest payments on intercompany related debt; and

•
General and administrative expenses.

Edison International (parent) expects to meet its 2009 continuing obligations through cash and equivalents on hand, external borrowings, tax-allocation payments under its tax-allocation agreements with its subsidiaries, and dividends from SCE.

Intercompany Tax-Allocation Agreement

SCE, EME and Edison Capital are included in the consolidated federal and combined state income tax returns of Edison International and participate in tax-allocation payments with other subsidiaries of Edison International in accordance with the terms of intercompany tax allocation agreements among the affiliated companies.

In connection with the Global Settlement, Edison International made federal and state tax payments of approximately $195 million. Under the tax allocation agreement with EMG, Edison International received net payments of approximately $1.06 billion, principally from Edison Capital ($920 million) funded by the proceeds of termination of the cross border leases. Edison International made net tax allocation payments of approximately $875 million to SCE.

Edison International expects that the Global Settlement, together with the termination of the Edison Capital cross border leases, will result in a positive cash impact over time. The following table provides the approximate cash flow expected over time by major subsidiary:

In millions	SCE	Edison Capital	Edison International (parent) and All Other(1)	Edison International Consolidated

Net proceeds from termination of cross-border leases	$—	$1,385	$—	$1,385
Taxes settled through September 30, 2009	875	(1,068)	(150)	(343)
Estimated future net tax (payments) receipts	(235)	(617)	190	(662)

Cash flow expected over time	$640	$(300)	$40	$380

(1)
Includes all other Edison International consolidated subsidiaries.

See "Edison International: Management Overview—Global Settlement" for further discussion on the Global Settlement.

Debt Covenant

Edison International has a debt covenant in its credit facility that requires a consolidated debt to total capitalization ratio of less than or equal to 0.65 to 1 to be met. At September 30, 2009, Edison International's consolidated debt to total capitalization ratio was 0.53 to 1.

 EDISON INTERNATIONAL (CONSOLIDATED) RESULTS OF OPERATIONS

Edison International's reportable segments include its "electric utility operations" (SCE), "competitive power generation" (EME), "financial services and other" (Edison Capital and other EMG subsidiaries).

	Three Months Ended September 30,		Nine Months Ended September 30,

In millions	2009	2008	2009	2008

Electric utility – SCE	$346	$235	$1,053	$542
EMG
Competitive power generation	53	209	149	426
Financial services and other	7	5	(599)	53
Edison International (parent) and other(1)	(3)	(10)	34	(22)

Net Income Attributable to Edison International	$403	$439	$637	$999

(1)
Includes amounts from Edison International (parent), and other Edison International subsidiaries that are not significant as a reportable segment, as well as intercompany eliminations.

Electric Utility Net Income – SCE

	Three Months Ended September 30,		Nine Months Ended September 30,

In millions	2009	2008	2009	2008

Electric utility operating revenue	$3,069	$3,468	$7,531	$8,698

Fuel	177	415	533	1,161
Purchased power	1,032	1,333	2,155	3,053
Other operation and maintenance	862	782	2,409	2,324
Depreciation, decommissioning and amortization	302	276	877	830
Lease terminations and other	—	(1)	(1)	(9)

Total operating expenses	2,373	2,805	5,973	7,359

Operating Income	696	663	1,558	1,339
Interest and dividend income	4	2	9	12
Other nonoperating income	69	20	126	69
Interest expense – net of amounts capitalized	(105)	(104)	(320)	(297)
Other nonoperating deductions	(13)	(81)	(33)	(114)

Income from continuing operations before income taxes	651	500	1,340	1,009
Income tax expense	236	158	159	268

Income from continuing operations	415	342	1,181	741
Less: Net income attributable to noncontrolling interests	69	107	128	199

Electric utility net income attributable to
Edison International	$346	$235	$1,053	$542

SCE has contracts with certain QFs that contain variable contract pricing provisions based on the price of natural gas. Four of these contracts are with entities that are partnerships owned in part by EME. The QFs sell electricity to SCE and steam to nonrelated parties. In accordance with authoritative accounting guidance which requires consolidation of certain variable interest entities, SCE consolidates these Big 4 projects. See "—Competitive Power Generation Operating Income" for a discussion related to the Big 4 projects.

Electric Utility Operating Revenue

The following table sets forth the major components of electric utility revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,

In millions	2009	2008	2009	2008

Electric utility operating revenue
Retail billed and unbilled revenue	$3,301	$3,192	$7,518	$7,334
Balancing account (over)/under collections	(390)	(103)	(516)	265
Sales for resale	30	141	133	466
Big 4 projects (SCE's VIEs)(1)	47	128	153	343
Other (including intercompany transactions)	81	110	243	290

Total	$3,069	$3,468	$7,531	$8,698

(1)
See "—Competitive Power Generation Net Income" for a discussion related to the Big 4 projects.

SCE's retail sales represented approximately 95% and 93% of electric utility operating revenue for the three- and nine-month periods ended September 30, 2009, respectively, compared to approximately 89% and 87% for the comparable periods in 2008, respectively. Due to warmer weather during the summer months and SCE's rate design, electric utility operating revenue during the third quarter of each year is generally higher than other quarters. Of total electric utility operating revenue approximately $1.5 billion and $3.5 billion was subject to balancing account treatment for the three- and nine-month periods ended September 30, 2009, respectively, compared to approximately $2.0 billion and $4.9 billion for the same periods in 2008, respectively.

Total electric utility operating revenue decreased by $399 million and $1.2 billion for the three- and nine-month periods ended September 30, 2009, respectively, compared to the same periods in 2008. The variances for the revenue components are as follows:

•
Retail billed and unbilled revenue increased $109 million and $184 million for the three- and nine-month periods ended September 30, 2009, respectively, compared to the same periods in 2008. The quarter and year-to-date increases reflect a rate increase of $165 million and $467 million, respectively, and a sales volume decrease of $56 million and $283 million, respectively. Effective April 4, 2009, SCE's overall system average rate increased to 14.1¢ per-kWh (including 2.3¢ per-kWh related to CDWR). The sales volume decrease was due to the economic downturn as well as the impact of milder weather experienced in 2009 compared to the same periods in 2008.

•
For the three- and nine-month periods ended September 30, 2009, SCE deferred $390 million and $516 million of revenue collected above the authorized revenue requirement, respectively, compared to a deferral of $103 million for the three months ended September 30, 2008 and $265 million of revenue accrued due to collections below the authorized revenue requirement for the nine months ended September 30, 2008. SCE's revenue requirement provides recovery of pass-through costs under ratemaking mechanisms (balancing accounts) authorized by the CPUC. The revenue requirement for pass-through costs provides recovery of fuel and purchased-power expenses, demand-side management programs, nuclear decommissioning, public purpose programs, certain operation and maintenance expenses and depreciation expense related to certain projects. SCE recognizes revenue equal to actual costs incurred for pass-through costs. During the first quarter of 2009, SCE implemented the 2009 GRC which resulted in an updated revenue requirement retroactive to January 1, 2009 consistent with the CPUC authorization. The change in balancing account (over)/under collections for the periods was due to lower purchased power and fuel costs experienced during 2009 compared to the same periods in 2008 (see "—Purchased-Power Expense" and "—Fuel Expense" for further information).

•
Sales for resale represent the sale of excess energy. SCE determines whether it is economically beneficial to dispatch available generation resources for the sale of excess energy. Sales for resale revenue decreased for the three- and nine-month periods ended September 30, 2009 compared to the same periods in 2008 primarily due to lower natural gas prices and lower kWh sales due to SCE's decision not to dispatch generation resources because to do so would have not been economically beneficial. Revenue from sales for resale is refunded to customers through the ERRA balancing account and does not impact earnings.

Amounts SCE bills and collects from its customers for electric power purchased and sold by the CDWR to SCE's customers, CDWR bond-related costs and a portion of direct access exit fees are remitted to the CDWR and are not recognized as revenue by SCE. The amounts collected and remitted to CDWR were $493 million and $1.39 billion for the three- and nine-month periods ended September 30, 2009, respectively, and $583 million and $1.68 billion for the three- and nine-month periods ended September 30, 2008, respectively.

Fuel Expense

	Three Months Ended September 30,		Nine Months Ended September 30,

In millions	2009	2008	2009	2008

SCE	$97	$173	$276	$480
SCE's VIEs (Big 4 projects)(1)	80	242	257	681

Total fuel expense	$177	$415	$533	$1,161

(1)
See "—Competitive Power Generation Net Income" for a discussion related to the Big 4 projects.

SCE's fuel expense decreased $76 million and $204 million for the three- and nine-month periods ended September 30, 2009, respectively, compared to the same periods in 2008. The quarter and year-to-date decreases were mainly due to decreases at SCE's Mountainview plant of $65 million and $210 million, respectively, resulting primarily from lower natural gas costs in 2009 compared to 2008.

SCE's VIEs fuel expense decreased $162 million and $424 million for the three- and nine-month periods ended September 30, 2009, respectively, compared to the same periods in 2008. The decreases were mainly due to lower natural gas costs in 2009 compared to 2008.

Purchased-Power Expense

	Three Months Ended September 30,		Nine Months Ended September 30,

In millions	2009	2008	2009	2008

Cost of purchased power	$919	$1,347	$1,848	$3,092
Realized losses (gains) on economic hedging activities – net	113	(14)	307	(39)

Total purchased-power expense	$1,032	$1,333	$2,155	$3,053

SCE's total purchased-power expense decreased $301 million and $898 million for the three- and nine-month periods ended September 30, 2009, respectively, compared to the same periods in 2008.

Cost of purchased power decreased $428 million and $1.2 billion for the three- and nine-month periods ended September 30, 2009, respectively, as compared to the same periods in 2008. The quarter and year-to-date decreases were due to: lower bilateral energy and QF purchases of $420 million and $1.1 billion, respectively, resulting from decreased kWh purchases and lower costs per kWh due to lower natural gas prices. The quarter variance also includes higher CAISO-related energy costs of $20 million. The year-to-date variance also includes lower firm transmission rights costs of $65 million (see "SCE: Market Risk Exposures—Commodity Price Risk—Natural Gas and Electricity Price Risk" for further information) and lower CAISO-related energy costs of $75 million.

SCE recognizes realized gains and losses on derivative instruments as purchased-power expense and recovers these costs from ratepayers. As a result, realized gains and losses do not affect earnings, but may temporarily affect cash flows. Realized losses on economic hedging activities were $113 million and $307 million for the three- and nine-month periods ended September 30, 2009, respectively, compared to realized gains on economic hedging activities of $14 million and $39 million for the comparable periods in 2008, respectively. Changes in realized gains and losses on economic hedging activities were primarily due to significant decreases in settled natural gas prices. See "SCE: Market Risk Exposures—Commodity Price Risk" for further discussion.

Other Operation and Maintenance

SCE's other operation and maintenance expense increased $81 million for the three months ended September 30, 2009, compared to the same period in 2008 mainly due to: $40 million of higher generation expenses related to San Onofre, $25 million of higher transmission and distribution maintenance costs and a $15 million increase related to the timing of outside service costs.

Depreciation, Decommissioning and Amortization Expense

SCE's depreciation, decommissioning and amortization expense increased $26 million and $47 million for the three- and nine-month periods ended September 30, 2009, compared to the same periods in 2008. The quarter and year-to date variances reflect an increase in planned capital expenditures (see "SCE: Liquidity—Capital Expenditures" for a further discussion) and an increase in capitalized software amortization costs of $10 million and $25 million respectively. The year-to-date variance was offset by a $17 million cumulative depreciation rate adjustment recorded in the second quarter of 2008.

Other Nonoperating Income

SCE's other nonoperating income increased $49 million and $57 million for the three- and nine-month periods ended September 30, 2009, compared to the same periods in 2008 due to an increase in allowance for funds used during construction – equity. As discussed under the heading, "SCE: Regulatory Matters—Current Regulatory Developments—2009 General Rate Case Proceeding" in the year-ended 2008 MD&A, the final 2009 GRC decision granted the authority to transfer the assets and liabilities of Mountainview Power Company, LLC to SCE, which was subsequently approved by the FERC and transferred in July 2009. As a result of the transfer, SCE recognized a one time, non-cash, accounting benefit of approximately $46 million in July 2009 to recognize differences in the accounting treatment for non-regulated and rate-regulated entities mainly related to equity AFUDC.

Interest Expense – Net of Amounts Capitalized

SCE's interest expense – net of amounts capitalized increased $23 million for the nine months ended September 30, 2009 compared to the same period in 2008. The increase was primarily due to higher interest expense on long-term debt resulting from higher outstanding balances compared to the same period in 2008. This increase was partially offset by lower over-collections of certain balancing accounts and lower interest rates applied to those over-collections during 2009 compared to the same period in 2008 and lower interest expense on short-term debt resulting from lower outstanding balances compared to the same period in 2008.

Other Nonoperating Deductions

SCE's other nonoperating deductions decreased $68 million and $81 million for the three- and nine-month periods ended September 30, 2009, compared to the same periods in 2008 mainly due to approximately $60 million related to the CPUC decision on SCE's PBR mechanism in September 2008. The quarter and year-to-date variances were also due to approximately a $10 million and $30 million decrease in expenditures made related to civic, political and related activities, and donations, respectively.

Income Taxes

SCE's composite federal and state statutory income tax rates were approximately 41% and 40% (net of the federal benefit for state income taxes) for 2009 and 2008 respectively. SCE's effective tax rates, excluding income attributable to non-controlling interests, were 40% and 13% for the three- and nine-month periods ended September 30, 2009, respectively, as compared to 39% and 32% for the respective periods in 2008. The principal items affecting comparability of the effective tax rates for the three- and nine-month periods ended September 30, 2009 and 2008 were lower software and property flow-through deductions in 2009, partially offset by higher nondeductible expenses during 2008. The nine-month period also includes a $300 million benefit recorded in 2009 related to the Global Settlement.

 Competitive Power Generation Net Income – EME

	Three Months Ended September 30,		Nine Months Ended September 30,

In millions	2009	2008	2009	2008

Competitive power generation operating revenue	$593	$814	$1,762	$2,146

Fuel	228	220	587	564
Other operation and maintenance	223	236	701	753
Depreciation, decommissioning and amortization	62	50	174	140
Lease terminations and other	—	—	1	(16)

Total operating expenses	513	506	1,463	1,441

Operating Income	80	308	299	705
Interest and dividend income	1	4	17	29
Equity in income from partnerships and unconsolidated subsidiaries – net	60	74	86	123
Other nonoperating income	—	4	2	9
Interest expense – net of amounts capitalized	(78)	(67)	(225)	(204)

Income from continuing operations before income taxes	63	323	179	662
Income tax expense	10	121	27	237

Income from continuing operations	53	202	152	425
Income (loss) from discontinued operations – net of tax	(1)	6	(5)	—

Net income	52	208	147	425

Less: Loss attributable to noncontrolling interests	(1)	(1)	(2)	(1)

Competitive power generation net income attributable to Edison International	$53	$209	$149	$426

Competitive Power Generation Net Income – Overview

EME operates in one line of business, independent power production. Operating revenues are primarily derived from the sale of energy and capacity from the Illinois Plants and the Homer City facilities. Equity in income from unconsolidated affiliates relates to energy projects accounted for under the equity method. EME recognizes its proportional share of the income or loss of such entities.

In this section the words "earnings" or "losses" describe adjusted operating income (loss).

The following section and table provide a summary of results of EME's operating projects and corporate expenses for the third quarters of 2009 and 2008 and nine months ended September 30, 2009 and 2008, together with discussions of the contributions by specific projects and of other significant factors affecting these results.

The following table shows the adjusted operating income (loss) of EME's projects:

	Three Months Ended September 30,		Nine Months Ended September 30,

In millions	2009	2008	2009	2008

Illinois Plants	$69	$211	$257	$553
Homer City	52	109	135	150
Renewable energy projects	—	5	37	38
Energy trading	13	45	40	137
Big 4 projects	27	47	44	83
Sunrise	29	28	31	33
Doga	—	—	8	8
March Point	4	—	7	—
Westside projects	(1)	1	2	6
Other non-wind projects	3	2	8	8

	196	448	569	1,016

Corporate administrative and general	(40)	(49)	(119)	(131)
Corporate depreciation and amortization	(4)	(3)	(10)	(8)

Adjusted Operating Income(1)	$152	$396	$440	$877

The following table reconciles adjusted operating income to operating income as reflected on EME's consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,

In millions	2009	2008	2009	2008

Adjusted Operating Income	$152	$396	$440	$877
Less:
Equity in earnings of unconsolidated affiliates	60	74	86	123
Dividend income from projects	1	—	11	10
Production tax credits	10	9	40	29
Other income (expense), net	—	4	2	9
Net loss attributable to noncontrolling interest	1	1	2	1

Operating Income	$80	$308	$299	$705

(1)
Adjusted operating income is equal to operating income under GAAP, plus equity in earnings of unconsolidated affiliates, dividend income from projects, production tax credits, other income and expenses, and net (income) loss attributable to noncontrolling interest. Production tax credits are recognized as wind energy is generated based on a per-kilowatt-hour rate prescribed in applicable federal and state statutes. Adjusted operating income is a non-GAAP performance measure and may not be comparable to those of other companies. Management believes that inclusion of earnings of unconsolidated affiliates, dividend income from projects, production tax credits, other income and expenses, and net (income) loss attributable to noncontrolling interest in adjusted operating income is more meaningful for investors as these components are integral to the operating results of EME.

Earnings from Consolidated Operations

Illinois Plants

The following table presents additional data for the Illinois Plants:

	Three Months Ended September 30,		Nine Months Ended September 30,

In millions	2009	2008	2009	2008

Operating Revenues	$372	$501	$1,096	$1,360

Operating Expenses
Fuel(1)	164	142	397	366
Gain on sale of emission allowances(2)	—	—	—	(3)
Plant operations	89	98	291	317
Plant operating leases	18	19	56	56
Depreciation and amortization	27	26	81	78
Gain on buyout of contract and disposal of assets	—	—	—	(16)
Administrative and general	5	5	15	16

Total operating expenses	303	290	840	814

Operating Income	69	211	256	546
Other Income (Expense)	—	—	1	7

Adjusted Operating Income(3)	$69	$211	$257	$553

Statistics(4)
Generation (in GWh):
Energy only contracts	8,272	7,333	20,389	19,404
Load requirements services contracts(5)	—	1,080	1,333	4,212

Total	8,272	8,413	21,722	23,616

Aggregate plant performance:
Equivalent availability(6)	90.1%	87.4%	83.8%	80.9%
Capacity factor(7)	68.6%	69.7%	60.7%	65.8%
Load factor(8)	76.1%	79.8%	72.4%	81.3%
Forced outage rate(9)	5.3%	8.3%	6.0%	9.0%
Average realized price/MWh:
Energy only contracts(10)	$38.74	$54.25	$42.11	$53.44
Load requirements services contracts(11)	$—	$63.40	$62.52	$62.65
Capacity revenue only (in millions)	$49	$41	$130	$70
Average realized fuel costs/MWh(12)	$19.57	$16.90	$18.82	$15.51

(1)
Included in fuel costs were $19 million and $52 million during the third quarter and nine months ended September 30, 2009 related to the net cost of emission allowances. For more information regarding the price of emission allowances, see "EMG: Market Risk Exposures—Commodity Price Risk—Emission Allowances Price Risk."

(2)
The Illinois Plants sold excess SO2 emission allowances to the Homer City facilities at fair market value. Sales to the Homer City facilities were $2 million during the nine months ended September 30, 2008. These sales reduced operating expenses. EME recorded $3 million of intercompany profit during the nine months ended September 30, 2008 consisting of $2 million related to emission allowances sold by the Illinois Plants to the Homer City facilities during the fourth quarter of 2007, but not used by the Homer City facilities until the first quarter of 2008, and $1 million related to emission allowances sold by the Illinois Plants to the Homer City facilities during the first quarter of 2008, but not used by the Homer City facilities until the second quarter of 2008.

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

	Three Months Ended September 30,		Nine Months Ended September 30,

In millions	2009	2008	2009	2008

Operating revenues	$372	$501	$1,096	$1,360
Less:
Load requirements services contracts	—	(68)	(83)	(264)
Unrealized (gains) losses	(2)	7	(22)	15
Capacity and other revenues	(49)	(42)	(132)	(74)

Realized revenues	$321	$398	$859	$1,037

Generation (in GWh)	8,272	7,333	20,389	19,404
Average realized energy price/MWh	$38.74	$54.25	$42.11	$53.44

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

	Three Months Ended September 30,		Nine Months Ended September 30,

In millions	2009	2008	2009	2008

Operating revenues:
Illinois Plants	$372	$501	$1,096	$1,360
Homer City facilities	170	236	496	548
Renewable energy projects	26	20	101	70
Other revenues	25	57	69	168

Consolidated operating revenues as reported	$593	$814	$1,762	$2,146

(11)
The average realized price reflects the contract price for sales to Commonwealth Edison under load requirements services contracts that include energy, capacity and ancillary services. It is determined by dividing (i) operating revenues related to the contracts by (ii) generation.

(12)
The average realized fuel costs reflect the average cost per MWh at which fuel is consumed for generation sold into the market, including the effects of hedges. It is determined by dividing (i) fuel expense adjusted for unrealized gains (losses) by (ii) generation as shown in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,

In millions	2009	2008	2009	2008

Fuel expenses	$164	$142	$397	$366
Add back:
Unrealized gains (losses)	(2)	—	12	—

Realized fuel expenses	$162	$142	$409	$366

Generation (in GWh)	8,272	8,413	21,722	23,616
Average realized fuel costs/MWh	$19.57	$16.90	$18.82	$15.51

The average realized fuel costs are presented as an aid in understanding the operating results of the Illinois Plants. Average realized fuel costs are a non-GAAP performance measure since such statistical measure excludes unrealized gains or losses recorded as fuel expenses. Management believes that average realized fuel costs are more meaningful for investors as it reflects the impact of hedge contracts at the time of actual generation in period-over-period comparisons. A reconciliation of the Illinois Plants fuel expense presented above to consolidated fuel expense is set forth below.

	Three Months Ended September 30,		Nine Months Ended September 30,

In millions	2009	2008	2009	2008

Fuel expense:
Illinois Plants	$164	$142	$397	$366
Homer City facilities	65	78	192	202
Other	(1)	—	(2)	(4)

Consolidated fuel expense as reported	$228	$220	$587	$564

Earnings from the Illinois Plants decreased $142 million and $296 million in the third quarter and nine months ended September 30, 2009, respectively, compared to the corresponding periods of 2008. The 2009 decreases in earnings were primarily attributable to decreases in realized gross margin of $158 million and $344 million in the third quarter and nine months ended September 30, 2009, respectively, partially offset by higher unrealized gains related to hedge contracts (described below) and lower plant operations expense. Realized gross margin was affected by the following factors:

•
lower average realized energy prices and lower generation resulting from lower energy prices and increased congestion affecting the Northern Illinois control area;

•
higher fuel costs primarily due to annual NOX emission allowance costs commencing in January 2009, operation of mercury controls and an increase in the cost of coal; and

•
partially offsetting the above, higher capacity revenue primarily due to higher capacity prices in the RPM auction.

In addition, earnings were lower for the nine months ended September 30, 2009 due to a gain of $15 million recorded in 2008 related to the buyout of a fuel contract and insurance claims of approximately $6 million recorded in 2008 primarily related to the outages at the Powerton Station.

Included in operating revenues were unrealized gains (losses) of $2 million and $(7) million for the third quarters of 2009 and 2008, respectively, and $22 million and $(15) million for the nine months ended September 30, 2009 and 2008, respectively. Unrealized gains in 2009 were primarily due to hedge contracts that are not accounted for as cash flow hedges (referred to as economic hedges). Unrealized losses in 2008 included $24 million from power contracts for 2009 and 2010 with Lehman Brothers Commodity Services, Inc. These contracts qualified as cash flow hedges until EME dedesignated the contracts due to non-performance risk and subsequently terminated the contracts. The change in fair value was recorded as an unrealized loss during the third quarter of 2008. Unrealized losses in 2008 were also attributable to the ineffective portion of hedge contracts at the Illinois Plants attributable to changes in the difference between energy prices at NiHub (the settlement point under forward contracts) and the energy prices at the Illinois Plants busbars (the delivery point where power generated by the Illinois Plants is delivered into the transmission system) resulting from marginal losses. Included in fuel expenses were unrealized gains (losses) of $(2) million and $12 million for the third quarter and nine months ended September 30, 2009, respectively, due to oil futures contracts that were accounted for as economic hedges. The contracts were entered into to hedge a portion of a fuel adjustment provision of a rail transportation contract. For more information regarding forward market prices and unrealized gains (losses), see "EMG: Market Risk Exposures—Commodity Price Risk" and "EMG: Market Risk Exposures—Accounting for Derivative Instruments," respectively.

Homer City

The following table presents additional data for the Homer City facilities:

	Three Months Ended September 30,		Nine Months Ended September 30,

In millions	2009	2008	2009	2008

Operating Revenues	$170	$236	$496	$548

Operating Expenses
Fuel(1)	65	78	192	202
Loss on sale of emission allowances(2)	—	—	1	—
Plant operations	22	22	77	108
Plant operating leases	26	25	76	76
Depreciation and amortization	4	4	12	12
Administrative and general	1	1	3	3

Total operating expenses	118	130	361	401

Operating Income	52	106	135	147
Other Income	—	3	—	3

Adjusted Operating Income(3)	$52	$109	$135	$150

Statistics
Generation (in GWh)	2,994	3,354	8,677	8,796
Equivalent availability(4)	92.7%	93.6%	86.8%	80.9%
Capacity factor(5)	71.8%	80.5%	70.1%	70.9%
Load factor(6)	77.5%	86.0%	80.8%	87.6%
Forced outage rate(7)	3.8%	4.0%	7.6%	8.1%
Average realized energy price/MWh(8)	$44.83	$61.95	$49.06	$57.69
Capacity revenue only (in millions)	$30	$14	$60	$33
Average fuel costs/MWh	$21.46	$23.30	$22.05	$23.02

(1)
Included in fuel costs were $5 million and $9 million during the third quarters of 2009 and 2008, respectively, and $13 million and $16 million during the nine months ended September 30, 2009 and 2008, respectively, related to the net cost of emission allowances. For more information regarding the price of emission allowances, see "EMG: Market Risk Exposures—Commodity Price Risk—Emission Allowances Price Risk."

(2)
The Homer City facilities sold seasonal NOx emission allowances to the Illinois Plants at fair market value. Sales to the Illinois Plants were $1 million during the nine months ended September 30, 2009. These sales reduced operating expenses. EME recorded $1 million of intercompany losses during the second quarter of 2009 related to emission allowances sold by the Homer City facilities to the Illinois Plants during the first quarter of 2009, but not used by the Illinois Plants until the second quarter of 2009.

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

	Three Months Ended September 30,		Nine Months Ended September 30,

In millions	2009	2008	2009	2008

Operating revenues	$170	$236	$496	$548
Less:
Unrealized gains	(6)	(14)	(11)	(7)
Capacity and other revenues	(29)	(15)	(59)	(34)

Realized revenues	$135	$207	$426	$507

Generation (in GWh)	2,994	3,354	8,677	8,796
Average realized energy price/MWh	$44.83	$61.95	$49.06	$57.69

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

	Three Months Ended September 30,		Nine Months Ended September 30,

In millions	2009	2008	2009	2008

Operating revenues:
Illinois Plants	$372	$501	$1,096	$1,360
Homer City facilities	170	236	496	548
Renewable energy projects	26	20	101	70
Other revenues	25	57	69	168

Consolidated operating revenues as reported	$593	$814	$1,762	$2,146

Earnings from Homer City decreased $57 million and $15 million for the third quarter and nine months ended September 30, 2009, respectively, compared to the corresponding periods of 2008. The

2009 decreases in earnings were primarily attributable to lower average realized energy prices and lower generation, partially offset by an increase in capacity revenues. The year-to-date decrease in earnings was also partially offset by lower plant maintenance expenses. In 2008, higher forced outages, lower off-peak dispatch and extended planned overhauls contributed to lower generation and higher maintenance expenses.

Included in operating revenues were unrealized gains from hedging activities of $6 million and $14 million for the third quarters of 2009 and 2008, respectively, and $11 million and $7 million for the nine months ended September 30, 2009 and 2008, respectively. Unrealized gains were primarily attributable to the ineffective portion of forward and futures contracts which are derivatives that qualify as cash flow hedges. The ineffective portion of hedge contracts at Homer City was primarily attributable to changes in the difference between energy prices at PJM West Hub (the settlement point under forward contracts) and the energy prices at the Homer City busbar (the delivery point where power generated by the Homer City facilities is delivered into the transmission system). For more information regarding forward market prices and unrealized gains, see "EMG: Market Risk Exposures—Commodity Price Risk" and "EMG: Market Risk Exposures—Accounting for Derivative Instruments," respectively.

Seasonal Disclosure

Due to fluctuations in electric demand resulting from warmer weather during the summer months and cold weather during the winter months, electric revenues from the Illinois Plants and the Homer City facilities vary substantially on a seasonal basis. In addition, maintenance outages generally are scheduled during periods of lower projected electric demand (spring and fall) further reducing generation and increasing major maintenance costs which are recorded as an expense when incurred. Accordingly, earnings from the Illinois Plants and the Homer City facilities are seasonal and have significant variability from quarter to quarter. Seasonal fluctuations may also be affected by changes in market prices. For further discussion regarding market prices, see "EMG: Market Risk Exposures—Commodity Price Risk—Energy Price Risk Affecting Sales from the Illinois Plants" and "—Energy Price Risk Affecting Sales from the Homer City Facilities."

Renewable Energy Projects

The following table presents additional data for EME's renewable energy projects:

	Three Months Ended September 30,		Nine Months Ended September 30,

In millions	2009	2008	2009	2008

Operating Revenues	$26	$20	$101	$70
Production Tax Credits	10	9	40	29

	36	29	141	99

Operating Expenses
Plant operations	12	9	37	23
Depreciation and amortization	24	17	65	39
Administrative and general	1	1	3	3

Total operating expenses	37	27	105	65

Other Income (Expense)	—	2	(1)	3

Net Loss Attributable to Noncontrolling Interest	1	1	2	1

Adjusted Operating Income (Loss)(1)	$—	$5	$37	$38

Statistics
Generation (in GWh)	635	488	2,173	1,553
Aggregate plant performance:
Equivalent availability	92.8%	83.7%	87.3%	83.3%
Capacity factor	24.3%	25.8%	30.1%	33.5%

(1)
Adjusted operating income (loss) is equal to operating income (loss) plus production tax credits, other income, and net (income) loss attributable to noncontrolling interest. Production tax credits are recognized as wind energy is generated based upon a per-kilowatt-hour rate prescribed in applicable federal and state statutes. Under GAAP, production tax credits generated by wind projects are recorded as a reduction in income taxes. Accordingly, adjusted operating income (loss) represents a non-GAAP performance measure which may not be comparable to those of other companies. Management believes that inclusion of production tax credits in adjusted operating income (loss) for wind projects is more meaningful for investors as federal and state subsidies are an integral part of the economics of these projects. The following table reconciles adjusted operating income (loss) as shown above to operating income (loss) under GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,

In millions	2009	2008	2009	2008

Adjusted Operating Income (Loss)	$—	$5	$37	$38
Less:
Production tax credits	10	9	40	29
Other income (expense)	—	2	(1)	3
Net loss attributable to noncontrolling interest	1	1	2	1

Operating Income (Loss)	$(11)	$(7)	$(4)	$5

Earnings (losses) from renewable energy projects decreased $5 million and $1 million for the third quarter and nine months ended September 30, 2009, respectively, compared to the corresponding periods of 2008. The third quarter decrease in earnings was attributable to operating losses resulting from mild wind conditions for projects placed in service during 2009.

Earnings for the third quarter of 2009 and 2008 included $1 million and $4 million, respectively, of liquidated damages for availability guarantees provided by Suzlon Wind Energy Corporation. Earnings for the nine months ended September 30, 2009 and 2008 included $17 million and $18 million, respectively, of the Suzlon liquidated damages. At September 30, 2009, EME had a receivable from this vendor of $21 million.

Energy Trading

EME seeks to generate profit by utilizing its subsidiary, EMMT, to engage in trading activities in those markets in which it is active as a result of its management of the merchant power plants of Midwest Generation and Homer City. EMMT trades power, fuel, and transmission congestion primarily in the eastern power grid using products available over the counter, through exchanges, and from ISOs. Earnings from energy trading activities decreased $32 million and $97 million for the third quarter and nine months ended September 30, 2009, respectively, compared to the corresponding periods of 2008. The 2009 decreases in earnings from energy trading activities were primarily attributable to lower congestion in the eastern power grid resulting primarily from lower electrical load.

Earnings from Unconsolidated Affiliates

Big 4 Projects

Earnings from the Big 4 projects decreased $20 million and $39 million for the third quarter and nine months ended September 30, 2009, respectively, compared to the corresponding periods of 2008. Lower earnings in 2009 were primarily due to lower natural gas prices affecting electricity and steam revenues. On September 28, 2009, Midway-Sunset entered into a power purchase agreement with Pacific Gas and Electric Company, subject to CPUC approval. For further discussion regarding power sales from the Midway-Sunset, Sycamore and Watson projects, all of which are currently selling power to SCE under the terms and conditions contained in their prior long-term power purchase agreements, with revised pricing terms as mandated by California Public Utilities Commission Decision 07-09-040, dated September 20, 2007, see "Results of Operations and Historical Cash Flow Analysis—Nonutility Power Generation Net Income—Earnings from Unconsolidated Affiliates—Big 4 Projects" in the year-ended 2008 MD&A.

March Point

During the third quarter and nine months ended September 30, 2009, EME recorded its share of equity in income of $4 million and $7 million, respectively, from the March Point project. During the first quarter of 2009, EME commenced recording its share of equity in income from the March Point project. Previously, EME suspended equity accounting since 2005 when its investment in the March Point project was fully impaired. Declining natural gas prices reduced fuel expenses and returned the project to profitability. To the extent that cash is received from the project in excess of EME's investment, such amount will be recorded as equity in income.

Seasonal Disclosure

EME's third quarter equity in income from its unconsolidated energy projects is normally higher than equity in income related to other quarters of the year due to seasonal fluctuations and higher energy contract prices during the summer months.

Corporate Administrative and General Expenses

Administrative and general expenses decreased $9 million and $12 million for the third quarter and nine months ended September 30, 2009, respectively, compared to the corresponding periods of 2008. The 2009 decreases were primarily due to lower consulting costs. The year-to-date decrease was partially offset by restructuring expenses. In April 2009, EME reduced approximately 75 positions in its regional and corporate offices.

Interest Related Income (Expense)

	Three Months Ended September 30,		Nine Months Ended September 30,

In millions	2009	2008	2009	2008

Interest income	$—	$4	$6	$19

Interest expense:
EME debt	(68)	(63)	(204)	(186)
Non-recourse debt:
Midwest Generation	(1)	(2)	(6)	(9)
EME CP Holding Co.	(2)	(1)	(4)	(4)
Other projects	(7)	(1)	(11)	(5)

	$(78)	$(67)	$(225)	$(204)

Interest Income

EME's interest income decreased $4 million and $13 million for the third quarter and nine months ended September 30, 2009, respectively, compared to the corresponding periods of 2008. The decreases were primarily attributable to lower interest rates in 2009 compared to 2008.

Interest Expense

EME's interest expense to third parties, before capitalized interest, increased $4 million and $6 million for the third quarter and nine months ended September 30, 2009, respectively, compared to the corresponding periods of 2008. The increases were primarily due to higher debt balances under EME's and Midwest Generation's credit facilities in 2009, compared to 2008, and EME's wind financing in June 2009. Capitalized interest decreased $7 million and $15 million for the third quarter and nine months ended September 30, 2009, respectively, compared to the corresponding periods of 2008, due to a reduction in projects under construction.

Income Taxes

EME's income tax provision from continuing operations was $27 million and $237 million for the nine months ended September 30, 2009 and 2008, respectively. Income tax benefits are recognized pursuant to a tax-allocation agreement with Edison International. During the nine months ended September 30, 2009 and 2008, EME recognized $40 million and $29 million, respectively, of production tax credits related to wind projects. In addition, EME recognized income tax benefits of $4 million and $5 million during the nine months ended September 30, 2009 and 2008, respectively, related to estimated additional taxes or benefits allocated from Edison International. Effective January 1, 2009, the state of Massachusetts changed its tax regulations from a separate return basis, where each entity files separately, to a combined return basis where Edison International and its subsidiaries file together.

In May 2009, Edison International and the Internal Revenue Service completed a settlement of federal tax disputes and affirmative claims for open tax years 1986 through 2002. The settlement includes the resolution of issues pertaining to EME which were largely timing in nature. During the second quarter of 2009, EME recorded an income tax benefit of $6 million due to the settlement and related estimated impact of interest and state income taxes. The amount recorded is subject to change based on the final determination of interest and state taxes and items affected under the tax-allocation agreement.

Results of Discontinued Operations

Loss from discontinued operations, net of tax, increased $7 million and $5 million for the third quarter and nine months ended September 30, 2009, respectively, compared to the corresponding periods of 2008. Earnings and losses in 2009 and 2008 included foreign exchange gains (losses) and interest expense associated with contract indemnities related to EME's sale of its international projects in December 2004. In addition, EME increased its estimated liability for a tax indemnity by $6 million during the second quarter of 2009.

Financial Services and Other Net Income (Loss) – Edison Capital and other EMG subsidiaries

The following table sets forth the major changes in financial services and other net income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,

In millions	2009	2008	2009	2008

Financial services and other operating revenue	$3	$13	$20	$42

Other operation and maintenance	3	8	9	10
Depreciation, decommissioning and amortization	—	1	2	3
Lease terminations and other	—	—	887	(49)

Total operating expenses	3	9	898	(36)

Operating Income (Loss)	—	4	(878)	78
Interest and dividend income	3	5	9	10
Equity in income (loss) from partnerships and unconsolidated subsidiaries – net	3	4	(8)	1
Other nonoperating income	5	(1)	4	(1)
Interest expense – net of amounts capitalized	(3)	(3)	(7)	(7)
Other nonoperating deductions	(4)	—	(9)	—

Income (loss) from continuing operations before income taxes	4	9	(889)	81
Income tax expense (benefit)	(3)	4	(290)	28

Income (loss) from continuing operations	7	5	(599)	53
Income (loss) from discontinued operations – net of tax	—	—	—	—

Net income (loss)	7	5	(599)	53

Less: Net income attributable to noncontrolling interests	—	—	—	—

Financial services and other net income (loss) attributable to Edison International	$7	$5	$(599)	$53

Lease Termination and Other

Pursuant to an agreement reached with the Internal Revenue Service, Edison Capital terminated its interests in cross-border leases during the first half of 2009 (see "Edison International: Management Overview—Global Settlement" and "Off-Balance Sheet Transactions" for further discussion). The net proceeds and loss, before income tax, from termination of the cross-border leases were $1.385 billion and $920 million, respectively. The after-tax loss on termination of the cross-border leases, including the federal and state income tax impact of the Global Settlement, was $628 million. In addition, Edison Capital sold its interest in another leverage lease transaction, Midland Cogeneration Ventures, during the three months ended June 30, 2009 and recorded a pre-tax gain on sale of $33 million ($20 million after tax).

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

Income Tax Expense

The composite federal and state statutory income tax rate was approximately 40% (net of the federal benefit of state income taxes) for all periods presented. The lower effective tax rate of 33% for the nine months ended September 30, 2009, as compared to the statutory rate, was primarily due to the impacts of the Global Settlement. The lower effective tax rate of 35% for the nine months ended September 30, 2008, as compared to the statutory rate, was primarily due to low income housing tax credits.

EDISON INTERNATIONAL (CONSOLIDATED) HISTORICAL CASH FLOW ANALYSIS

The "Historical Cash Flow Analysis" section of this MD&A discusses consolidated cash flows from operating, financing and investing activities.

Cash Flows from Operating Activities

Net cash provided (used) by operating activities is as follows:

	Nine Months Ended September 30,

In millions	2009	2008

Continuing operations	$2,117	$1,635
Discontinued operations	(5)	—

Total	$2,112	$1,635

Cash provided by operating activities increased $482 million in 2009 compared to 2008. The 2009 change was primarily due to the following:

•
ERRA balancing account collections of approximately $480 million in 2009, compared to ERRA balancing account refunds of approximately $615 million in 2008. The ERRA balancing account was over-collected by $76 million and under-collected by $406 million at September 30, 2009 and December 31, 2008, respectively, compared to an under-collection of $182 million and an over-collection of $433 million at September 30, 2008 and December 31, 2007, respectively.

•
A net $620 million cash outflow variance related to all other regulatory balancing accounts which was primarily due to increased spending in 2009 compared to 2008 for public purpose and solar initiative programs. In addition, a $200 million refund payment was received in 2008 related to public purpose programs.

•
The impacts of the Global Settlement which resulted in remittances of approximately $195 million to the IRS and the Franchise Tax Board and reductions in deferred tax liabilities related to the termination of Edison Capital's interests in cross-border leases partially offset by increases in deferred tax liabilities at SCE related to the settlement of affirmative claims (See "Other Developments—Federal and State Income Taxes" for further discussion).

•
Higher authorized revenue requirements resulting from the implementation of the 2009 GRC decision and lower pre-tax income from continuing operations for EME in 2009.

•
Timing of cash receipts and disbursements related to working capital items.

Cash Flows from Financing Activities

Net cash provided (used) by financing activities is as follows:

	Nine Months Ended September 30,

In millions	2009	2008

Continuing operations	$(2,314)	$2,524

Total	$(2,314)	$2,524

Cash provided (used) by financing activities from continuing operations mainly consisted of net repayments of short-term debt and long-term debt issuances (payments) at SCE and EMG and dividends paid by Edison International to its common shareholders.

Financing activities for the first nine months of 2009 were as follows:

•
In June 2009, EME completed through its subsidiary, Viento Funding II, Inc., a non-recourse portfolio financing of its interest in the Wildorado, San Juan Mesa and Elkhorn Ridge wind projects. The portfolio financing included a $189 million seven-year term loan. For further details of this financing, see "EMG: Liquidity—Wind Financing." The proceeds of the financing, net of financing costs, were distributed to EME.

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

•
During the first nine months of 2009, SCE's net repayments of short-term debt were $1.9 billion.

•
During the first nine months of 2009, EME made payments of $188 million and $200 million under EME's corporate credit facility and Midwest Generation's working capital facility, respectively.

•
During the first nine months of 2009, Edison International's (parent) net repayments of short-term debt were $165 million.

•
Other financing activities in 2009 include dividend payments of $303 million paid by Edison International to its common shareholders.

Financing activities for the first nine months of 2008 were as follows:

•
In January 2008, SCE issued $600 million of first refunding mortgage bonds due in 2038. The proceeds were used to repay SCE's outstanding commercial paper of approximately $426 million and for general corporate purposes.

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

•
In August 2008, SCE issued $400 million of 5.50% first and refunding mortgage bonds due in 2018. The proceeds were used to repay SCE's outstanding commercial paper of approximately $110 million and borrowings under the credit facility of $200 million, as well as for general corporate purposes.

•
During the first nine months of 2008, SCE's net issuances of short-term debt were $1.1 billion.

•
During the third quarter of 2008, EME borrowed $898 million under its credit agreements.

•
During the first nine months of 2008, Edison International's (parent) net issuances of short-term debt was $250 million.

•
Other financing activities in 2008 include dividend payments of $298 million paid by Edison International to its common shareholders and payments of $57 million for the purchase and delivery of outstanding common stock for settlement of stock based awards (facilitated by a third party).

Cash Flows from Investing Activities

Net cash used by investing activities is as follows:

	Nine Months Ended September 30,

In millions	2009	2008

Continuing operations	$(1,303)	$(2,136)

Total	$(1,303)	$(2,136)

Cash flows from investing activities are driven primarily by capital expenditures, Edison Capital's proceeds from termination of leases, SCE's funding of nuclear decommissioning trusts, and proceeds and maturities of investments.

Investing activities in 2009 reflect $1.385 billion of net proceeds from termination of the cross-border leases (see "Other Developments—Federal and State Income Taxes" for further discussion). Investing activities in 2009 also reflect $2.1 billion in capital expenditures at SCE, primarily for transmission and distribution assets, including approximately $80 million for nuclear fuel acquisitions, and $178 million in capital expenditures at EMG. Investing activities also include net purchases of nuclear decommissioning trust investments of $163 million.

Investing activities in 2008 reflect $1.6 billion in capital expenditures at SCE, primarily for transmission and distribution assets, including approximately $70 million for nuclear fuel acquisitions, and $628 million in capital expenditures at EMG. Investing activities also include net maturities and sales of short-term investments $58 million and net purchases of nuclear decommissioning trust investments of $50 million, and proceeds from the sale of 33% of EME's membership in the Elkhorn Ridge wind project during the second quarter of 2008.

NEW ACCOUNTING REQUIREMENTS

New accounting pronouncements are discussed in Note 1—Summary of Significant Accounting Policies—New Accounting Requirements under "Edison International's Notes to Consolidated Financial Statements."

COMMITMENTS, GUARANTEES AND INDEMNITIES

The following is an update to Edison International's commitments, guarantees and indemnities. See the section, "Commitments, Guarantees and Indemnities" in the year-ended 2008 MD&A for a detailed discussion.

Fuel Supply Contracts

At September 30, 2009, Midwest Generation and EME Homer City had fuel purchase commitments with various third-party suppliers for the purchase of coal. Based on the contract provisions, which consist of fixed prices subject to adjustment clauses, these minimum commitments are currently estimated to aggregate $1.0 billion, summarized as follows: remainder of 2009 – $101 million, 2010 – $461 million, 2011 – $255 million, and 2012 – $212 million.

Coal Transportation

At September 30, 2009, Midwest Generation and EME Homer City had contractual agreements for the transport of coal to their respective facilities. The commitments under these contracts are based on either actual coal purchases or minimum quantities. Accordingly, contractual obligations for transportation based on actual coal purchases are derived from committed coal volumes set forth in fuel supply contracts. These minimum commitments are currently estimated to aggregate $507 million, summarized as follows: remainder of 2009 – $67 million, 2010 – $276 million, and 2011 – $164 million.

Turbine Commitments

EME has entered into various turbine supply agreements with vendors to support its wind development efforts. As of September 30, 2009, EME has commitments to purchase 419 wind turbines (785 MW) with obligations of $718 million due in 2010. In October 2009, EME extended and reduced payment obligations through two agreements. EME, through its subsidiary, Big Sky, entered into turbine financing arrangements totaling approximately $206 million for the purchase of 114 wind turbines (240 MW) for the Big Sky wind project. For further information regarding this financing, see "Edison International Notes to Consolidated Financial Statements—Note 16. Subsequent Events." In October 2009, EME also entered into an amendment to one of its turbine supply agreements which no longer obligates EME to purchase 22 wind turbines (46 MW). EME has deferred all remaining 2009 payments to 2010. EME continues to actively negotiate with its turbine suppliers to match turbine delivery and payment dates to the deployment of turbines at individual wind projects.

As of September 30, 2009, EME has recorded wind turbine deposits of $395 million included in other long-term assets in its consolidated balance sheet. EME has 67 wind turbines (163 MW) in storage to be used for future wind projects with commitments on these turbines of $6 million remaining in 2009 and $8 million in 2010. EME has recorded $191 million in other long-term assets on its consolidated balance sheet related to wind turbines in storage.

EME can elect under one of its existing turbine supply agreements to terminate the agreement for convenience which, if terminated in its entirety, would further reduce turbine commitments by $181 million during 2010. In the event of such termination by EME, a write-off of approximately $45 million would be recognized.

Capital Improvements

At September 30, 2009, EME's subsidiaries had firm commitments to spend approximately $87 million during the remainder of 2009 and $31 million in 2010 on capital and construction expenditures. The majority of these expenditures relate to non-environmental improvements at both the Illinois Plants and the Homer City facilities and the construction of wind projects. These expenditures are planned to be financed by cash on hand and cash generated from operations.

Uncertain Tax Position Net Liability

At September 30, 2009, Edison International recorded a liability for uncertain tax positions of $619 million. Edison International currently cannot reliably predict the timing of cash flows associated with the resolution of uncertain tax positions due to timing of resolving tax issues with the IRS. Edison International's federal income tax returns are subject to examination by the IRS for tax years 2003 to present. Consummation of the Global Settlement effectively closed tax years 1986 - 2002 with the IRS and resolved federal tax disputes related to Edison Capital's cross-border, leveraged leases in their entirety (see "Edison International: Management Overview—Global Settlement"). Edison International's California and other state income tax returns are open for tax years 1986 through 2008.

OFF-BALANCE SHEET TRANSACTIONS

The following is an update to Edison International's off-balance sheet transactions. See the section, "Off-Balance Sheet Transactions" in the year-ended 2008 MD&A for a detailed discussion.

Leveraged Leases

During 2009, Edison Capital terminated its interests in the cross-border leases. See "Edison International's Notes to Consolidated Financial Statements—Note 15. Investments in Leveraged Leases, Partnerships and Unconsolidated Subsidiaries" for details of remaining lease investments.

 OTHER DEVELOPMENTS

Environmental Matters

For a discussion of Edison International's environmental matters, refer to "Other Developments—Environmental Matters" in the year-ended 2008 MD&A. There have been no significant developments with respect to environmental matters affecting Edison International since the filing of Edison International's Annual Report on Form 10-K, except as follows:

Climate Change

Litigation Developments

On October 15, 2009, a California federal district court dismissed the complaint that had been filed by the native Alaskan village of Kivalina and the Kivalina Tribe in February 2008 against numerous defendants, including Edison International, principally in the oil and energy industries. Plaintiffs had alleged GHG emissions from the defendants' business activities contributed to global warming impacts that are melting the Arctic sea ice that protects the village from winter storms. The court dismissed the plaintiffs' federal nuisance claims stating that they were inappropriate for judicial resolution because they required policy choices that were reserved to the legislative or executive branches of the government (the "political question doctrine"). The court also held that the plaintiffs did not have standing to bring the case, in part because of the lack of connection between the defendants' conduct and the harm that plaintiffs alleged was occurring. The court also dismissed plaintiffs' state law nuisance claims, but without prejudice to those claims being re-filed in state court.

Recently, however, the federal Second Circuit and Fifth Circuit Courts of Appeals both issued decisions in cases against GHG emitters, which concluded that plaintiffs in those cases did have standing to bring nuisance claims and that those claims were not precluded by the political question doctrine.

In 2004, several states and environmental organizations filed a complaint in a federal district court in New York, alleging that several electric utilities were liable under a theory of public nuisance for damages caused by the alleged contribution to global warming resulting from carbon dioxide emissions from coal-fired power plants owned and operated by these companies or their subsidiaries. Neither SCE, EME or its subsidiaries were named as defendants in the complaint. The power plants that were the subject of the complaint were not located in physical proximity to the plaintiffs. On September 21, 2009, the Second Circuit Court of Appeals reinstated the lawsuit, holding that the plaintiffs had standing and that their claims did not violate the political question doctrine.

On October 16, 2009, the United States Court of Appeals for the Fifth Circuit reinstated a class action lawsuit that had been dismissed by a federal district court in Mississippi. The plaintiffs claimed that emissions of GHGs from fossil fuel-fired electric generation and other operations allegedly contributed to the destructive force of Hurricane Katrina. The Fifth Circuit decision would allow the plaintiffs to continue to pursue their state law claims of public and private nuisance, trespass and negligence. At the time the action was dismissed by the court in Mississippi, the plaintiffs were seeking to amend their complaint to include Edison International and several affiliates of Edison International as defendants.

Edison International cannot predict whether, and to what extent, any of these decisions will be cited as precedent in other similar lawsuits or result in the filing of new actions with similar claims or whether Congress, in considering climate legislation, will address directly the availability of courts as sources of remedies for these sorts of claims.

US EPA Greenhouse Gas Regulation

In April 2009, the US EPA responded to the 2007 U.S. Supreme Court decision in Massachusetts v. EPA by issuing a proposed finding that the current and projected concentrations of the mix of six key GHGs, including carbon dioxide, in the atmosphere threaten the public health and welfare of current and future generations and that such GHGs were air pollutants covered by the CAA. In September 2009, the US EPA issued its Final Mandatory Greenhouse Gas Reporting Rule, which will require all sources within specified categories, including electric generation facilities, to begin emissions monitoring in January 2010, and to submit annual reports to the US EPA by March 31 of each year, with the first report due on March 31, 2011. In September 2009, the US EPA also issued a proposed rule, known as the "tailoring rule," that if adopted would require new facilities with a potential to emit over 25,000 tons of GHGs per year (major GHG sources), or exisiting major GHG sources emitting over 25,000 tons of GHGs per year that are modified and, as a result, increase their potential GHG emissions by over 10,000 tons per year, to obtain pre-construction permits that would demonstrate that they are using best available control technologies to minimize their GHG emissions.

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

Pennsylvania

The PADEP opacity regulations limit stack opacity to 20% on a one-minute average. PADEP's prior policy recognized the occurrence of transient exceedances of the standard, and allowed such exceedances within certain parameters (below 30% opacity and up to 1.5% of a unit's operating time). On April 18, 2009, the PADEP changed its opacity policy, eliminating many exemptions and reducing the allowable exceedance rate to 0.5% of a unit's operating time, effective as of April 1, 2009. EME Homer City has undertaken optimization of unit ramp rates and combustion parameters at the Homer City facilities to reduce the deratings required to meet the opacity standards. Additional capital improvements may also be required. EME Homer City has operated below the 0.5% exceedance rate during the second and third quarters of 2009.

Water Quality Regulation

Clean Water Act – Cooling Water Standards and Regulations

In January 2007, the Second Circuit rejected the US EPA rule on cooling water intake structures and remanded it to the US EPA. Among the key provisions remanded by the court were the use of cost-benefit analysis for determining the best technology available and the use of restoration to achieve compliance with the rule. In July 2007, the US EPA suspended the requirements for cooling water intake structures, pending further rulemaking. In April 2009, the U.S. Supreme Court reversed the Second Circuit and held that the US EPA may consider, but is not required to use, cost-benefit analysis in formulating regulations under Clean Water Act Section 316(b). The US EPA is currently rewriting the rule.

Clean Water Act – Prohibition on the Use of Ocean-Based Once-Through Cooling

In June 2009 the California State Water Resources Control Board released its draft "Statewide Water Quality Control Policy on the Use of Coastal and Estuarine Waters for Power Plant Cooling." The draft policy would establish closed-cycle wet cooling as the best technology available for retrofitting existing once through cooled plants like San Onofre. The Board's stated goal is to vote on a final policy in December 2009. If the draft policy is adopted, it may significantly impact both operations at San Onofre and SCE's ability to procure timely generating capacity from fossil-fuel plants that use ocean water in once-through cooling systems as well as system reliability if other coastal plants are forced to shutdown.

Environmental Remediation

As of September 30, 2009, Edison International's recorded estimated minimum liability to remediate its 31 identified sites at SCE (24 sites) and EME (7 sites primarily related to Midwest Generation) was $44 million, $39 million of which was related to SCE including $5 million related to San Onofre. Edison International's other subsidiaries have no identified remediation sites. The ultimate costs to clean up Edison International's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. Edison International believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $178 million, all of which is related to SCE. The upper limit of this range of costs was estimated using assumptions least favorable to Edison International among a range of reasonably possible outcomes. In addition to its identified sites (sites in which the upper end of the range of costs is at least $1 million), SCE also has 31 immaterial sites whose total liability ranges from $4 million (the recorded minimum liability) to $10 million.

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

SCE expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $11 million to $30 million. Recorded costs were $2 million and $13 million for the three months ended September 30, 2009 and 2008, respectively, and were $7 million and $23 million for the nine months ended September 30, 2009 and 2008, respectively.

Based on currently available information, Edison International believes it is unlikely that it will incur amounts in excess of the upper limit of the estimated range for its identified sites and, based upon the CPUC's regulatory treatment of environmental remediation costs incurred at SCE, Edison International believes that costs ultimately recorded will not materially affect its results of operations, financial position or cash flows. There can be no assurance, however, that future developments, including additional information about existing sites or the identification of new sites, will not require material revisions to such estimates.

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

•
The Global Settlement and related lease terminations resulted in a loss of $628 million, after tax, for Edison Capital through the second quarter of 2009, reflected in "Lease termination and other" ($920 million pre-tax), and "Income tax expense (benefit)" on the consolidated statements of income. Edison Capital's overall net cash outflow from the Global Settlement will be approximately $300 million over time.

•
The Global Settlement also resolves all of SCE's federal income tax disputes and affirmative claims through tax year 2002. During the second quarter of 2009, SCE recorded after-tax earnings of approximately $300 million reflected in "Income tax expense (benefit)" on the consolidated statements of income primarily related to settlement of two affirmative claims associated with: (1) the taxation of balancing account overcollections; (2) and taxation of proceeds received in consideration for transferring control of SCE's transmission system to the CAISO and allowing direct access to SCE's distribution system, which were mandated as part of California's deregulation process. Both claims created tax timing differences that resulted in an interest refund from the IRS for prior period tax overpayments, but did not result in a permanent reduction in Edison International's and SCE's federal income tax liability. SCE expects an overall positive cash impact resulting from the Global Settlement of approximately $640 million over time, including the cash benefit of prior tax deposits of approximately $200 million.

•
On a combined basis, all other federal tax disputes involving the Edison International consolidated group for tax years 1986 - 2002 resulted in after-tax earnings of $54 million and expected positive cash flow over time of approximately $40 million. The earnings are attributable to miscellaneous net income tax benefits arising from the Global Settlement.

As a consequence of the cross-border lease terminations and Global Settlement, Edison Capital may be required to pay outstanding medium-term loans in the amount of $89 million (at September 30, 2009) and purchase certain affordable housing projects for approximately $11 million (at September 30, 2009) under existing guarantees. Edison International does not expect such payments to have a material adverse impact on its results of operations, financial position, or cash flows.

Edison International is addressing the impacts of the Global Settlement with state tax authorities and is awaiting final interest calculations from the IRS. Resolution of such matters with such authorities may change the estimated cash and earnings impacts described above.

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

PART II. – OTHER INFORMATION

Item 1. Legal Proceedings

Midwest Generation New Source Review Lawsuit

On August 3, 2007, Midwest Generation received an NOV from the US EPA alleging that, beginning in the early 1990s and into 2003, Midwest Generation or Commonwealth Edison performed repair or replacement projects at six Illinois coal-fired electric generating stations in violation of the PSD requirements and of the New Source Performance Standards of the CAA, including alleged requirements to obtain a construction permit and to install best available control technology at the time of the projects. The US EPA also alleged that Midwest Generation and Commonwealth Edison violated certain operating permit requirements under Title V of the CAA. Finally, the US EPA alleged violations of certain opacity and particulate matter standards at the Illinois Plants. The NOV did not specify the penalties or other relief that the US EPA sought for the alleged violations. At approximately the same time, Commonwealth Edison received an NOV substantially similar to the Midwest Generation NOV. Midwest Generation, Commonwealth Edison, the US EPA, and the DOJ, along with several Chicago-based environmental action groups, had been in confidential talks designed to explore the possibility of a settlement.

On August 27, 2009, the US EPA and the State of Illinois filed a complaint in the Northern District of Illinois against Midwest Generation, but not Commonwealth Edison, based in part on the allegations in the NOV. In addition to seeking penalties ranging from $25,000 to $37,500 per violation, per day, the complaint calls for an injunction ordering Midwest Generation to install best available control technology at all units subject to the complaint; to obtain new PSD or New Source Review permits for those units; to amend its applications under Title V of the CAA; to conduct audits of its operations to determine whether any additional modifications have occurred; and to offset and mitigate the harm to public health and the environment caused by the alleged CAA violations. By motion dated October 9, 2009, the environmental groups that had been involved in previous settlement discussions asked the court to allow them to intervene in the August 27 action. The parties have been instructed to meet and confer on the proposed intervention. Midwest Generation plans to vigorously defend against the allegations in the complaint.

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

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)(1)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

July 1, 2009 to July 31, 2009	722,342	$31.12	—	—
August 1, 2009 to August 31, 2009	816,932	$32.02	—	—
September 1, 2009 to September 30, 2009	864,685	$33.63	—	—

Total	2,403,959	$32.33	—	—

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
101
Financial statements from the quarterly report on Form 10-Q of Edison International for the quarter ended September 30, 2009, filed on November 6, 2009, formatted in XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements tagged as blocks of text

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDISON INTERNATIONAL (Registrant)
By:	/s/ MARK C. CLARKE MARK C. CLARKE Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)

Date: November 6, 2009