Form 10-Q
period 2010-06-30
EDISON INTERNATIONAL
filed 2010-08-05
CIK 827052

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at August 2, 2010
Common Stock, no par value	325,811,206

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

2009 Form 10-K	Edison International's Annual Report on Form 10-K for the year ended December 31, 2009
AB	Assembly Bill
AFUDC	allowance for funds used during construction
Ambit project	American Bituminous Power Partners, L.P.
AOI	Adjusted Operating Income
APS	Arizona Public Service Company
ARO(s)	asset retirement obligation(s)
BACT	best available control technology
BART	best available retrofit technology
Bcf	billion cubic feet
Big 4	Kern River, Midway-Sunset, Sycamore and Watson natural gas power projects
Btu	British thermal units
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAISO	California Independent System Operator
CAMR	Clean Air Mercury Rule
CARB	California Air Resources Board
Commonwealth Edison	Commonwealth Edison Company
CDWR	California Department of Water Resources
CEC	California Energy Commission
CONE	cost of new entry
CPS	Combined Pollutant Standard
CPUC	California Public Utilities Commission
CRRs	congestion revenue rights
DCR	Devers-Colorado River
DOE	U.S. Department of Energy
DOJ	U.S. Department of Justice
DRA	Division of Ratepayer Advocates
DWP	Los Angeles Department of Water & Power
EME	Edison Mission Energy
EMG	Edison Mission Group Inc.
EMMT	Edison Mission Marketing & Trading, Inc.
EPS	earnings per share
ERRA	energy resource recovery account
EWG	Exempt Wholesale Generator
Exelon Generation	Exelon Generation Company LLC
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FGD	flue gas desulfurization
FGIC	Financial Guarantee Insurance Company
FTRs	firm transmission rights
Four Corners	coal fueled electric generating facility located in Farmington, New Mexico in which Edison International holds a 48% ownership interest
GAAP	generally accepted accounting principles

i

Global Settlement	A settlement between Edison International and the IRS that resolved federal tax disputes related to Edison Capital's cross-border, leveraged leases through 2009, and all other outstanding federal tax disputes and affirmative claims for tax years 1986 through 2002.
GRC	General Rate Case
GWh	Gigawatt-hours
Homer City	EME Homer City Generation L.P.
Illinois EPA	Illinois Environmental Protection Agency
Illinois PCB	Illinois Pollution Control Board
Investor-Owned Utilities	SCE, SDG&E and PG&E
IRS	Internal Revenue Service
ISO	Independent System Operator
kWh(s)	kilowatt-hour(s)
LIBOR	London Interbank Offered Rate
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations in this report
MEHC	Mission Energy Holding Company
Midwest Generation	Midwest Generation, LLC
Midwest Generation Plants	EME's power plants (fossil fuel) located in Illinois
MMBtu	million British thermal units
Mohave	two coal fueled electric generating facilities that no longer operate located in Clark County, Nevada in which SCE holds a 56% ownership interest
Moody's	Moody's Investors Service
MRTU	Market Redesign and Technology Upgrade
MW	Megawatts
MWh	megawatt-hours
NAAQS	national ambient air quality standards
NAPP	Northern Appalachian
NERC	North American Electric Reliability Corporation
Ninth Circuit	U.S. Court of Appeals for the Ninth Circuit
NOV	notice of violation
NOx	nitrogen oxide
NRC	Nuclear Regulatory Commission
NSR	New Source Review
PADEP	Pennsylvania Department of Environmental Protection
Palo Verde	large pressurized water nuclear electric generating facility located near Phoenix, Arizona in which SCE holds a 15.8% ownership interest
PBOP(s)	Postretirement benefits other than pension(s)
PBR	performance-based ratemaking
PG&E	Pacific Gas & Electric Company
PJM	PJM Interconnection, LLC
POD	Presiding Officer's Decision
PRB	Powder River Basin
PSD	Prevention of Significant Deterioration
PUHCA 2005	Public Utility Holding Company Act of 2005
PX	California Power Exchange
QF(s)	qualifying facility(ies)
RGGI	Regional Greenhouse Gas Initiative
RICO	Racketeer Influenced and Corrupt Organization
ROE	return on equity

ii

RPM	reliability pricing model
RTO	Regional Transmission Organization
S&P	Standard & Poor's Ratings Services
San Onofre	large pressurized water nuclear electric generating facility located in South San Clemente, California in which SCE holds a 78.21% ownership interest
SB	Senate Bill
SCAQMD	South Coast Air Quality Management District
SCE	Southern California Edison Company
SCR	selective catalytic reduction
SNCR	selective non-catalytic reduction
SDG&E	San Diego Gas & Electric
SEC	U.S. Securities and Exchange Commission
SIP(s)	State Implementation Plan(s)
SO2	sulfur dioxide
SRP	Salt River Project Agricultural Improvement and Power District
TURN	The Utility Reform Network
US EPA	U.S. Environmental Protection Agency
VIE(s)	variable interest entity(ies)

iii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Income (Loss)	Edison International
	Three Months Ended June 30,		Six Months Ended June 30,

(in millions, except per-share amounts)	2010	2009	2010	2009

	(Unaudited)
Electric utility	$2,246	$2,272	$4,405	$4,460
Competitive power generation	495	562	1,147	1,186

Total operating revenue	2,741	2,834	5,552	5,646

Fuel	254	328	549	715
Purchased power	612	583	1,220	1,124
Operations and maintenance	1,144	1,074	2,181	2,043
Depreciation, decommissioning and amortization	380	347	749	688
Lease terminations and other	—	866	2	888

Total operating expenses	2,390	3,198	4,701	5,458

Operating income (loss)	351	(364)	851	188
Interest and dividend income	4	17	23	27
Equity in income (loss) from partnerships and unconsolidated subsidiaries – net	20	6	39	(2)
Other income	36	30	70	58
Interest expense – net of amounts capitalized	(175)	(182)	(343)	(369)
Other expenses	(16)	(17)	(28)	(25)

Income (loss) from continuing operations before income taxes	220	(510)	612	(123)
Income tax expense (benefit)	(136)	(524)	14	(402)

Income from continuing operations	356	14	598	279
Income (loss) from discontinued operations – net of tax	1	(7)	8	(4)

Net income	357	7	606	275
Less: Net income attributable to noncontrolling interests	13	23	26	41

Net income (loss) attributable to Edison International common shareholders	$344	$(16)	$580	$234

Amounts attributable to Edison International common shareholders:
Income (loss) from continuing operations, net of tax	$343	$(9)	$572	$238
Income (loss) from discontinued operations, net of tax	1	(7)	8	(4)

Net income (loss) attributable to Edison International common shareholders	$344	$(16)	$580	$234

Basic earnings per common share attributable to Edison International common shareholders:
Weighted-average shares of common stock outstanding	326	326	326	326
Continuing operations	$1.05	$(0.03)	$1.75	$0.73
Discontinued operations	—	(0.02)	0.02	(0.01)

Total	$1.05	$(0.05)	$1.77	$0.72

Diluted earnings per common share attributable to Edison International common shareholders:
Weighted-average shares of common stock outstanding, including effect of dilutive securities	327	327	327	327
Continuing operations	$1.05	$(0.03)	$1.75	$0.73
Discontinued operations	—	(0.02)	0.02	(0.01)

Total	$1.05	$(0.05)	$1.77	$0.72

Dividends declared per common share	$0.315	$0.31	$0.63	$0.62

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income (Loss)	Edison International
	Three Months Ended June 30,		Six Months Ended June 30,

(in millions)	2010	2009	2010	2009

	(Unaudited)
Net Income	$357	$7	$606	$275
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments – net	—	4	—	4
Pension and postretirement benefits other than pensions:
Net gain arising during the period	—	1	12	1
Amortization of net (gain) loss included in net income	2	1	(6)	3
Prior service adjustment arising during the period	—	—	2	—
Amortization of prior service adjustment	—	—	(2)	—
Unrealized gain (loss) on derivatives qualified as cash flow hedges:
Unrealized holding gain (loss) arising during the period, net of income tax expense (benefit) of $(50) and $(50) for the three months and $12 and $48 for the six months ended June 30, 2010 and 2009, respectively	(77)	(90)	18	61
Reclassification adjustments included in net income, net of income tax expense (benefit) of $(35) and $9 for the three months and $(49) and $(23) for the six months ended June 30, 2010 and 2009, respectively	(53)	17	(73)	(32)

Other comprehensive income (loss)	(128)	(67)	(49)	37

Comprehensive income (loss)	229	(60)	557	312
Less: Comprehensive income attributable to noncontrolling interests	13	23	26	41

Comprehensive income (loss) attributable to Edison International	$216	$(83)	$531	$271

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International
(in millions)	June 30, 2010	December 31, 2009

	(Unaudited)
ASSETS
Cash and equivalents	$868	$1,673
Short-term investments	7	10
Receivables, less allowances of $53 for uncollectible accounts at both dates	880	1,017
Accrued unbilled revenue	542	347
Inventory	556	533
Derivative assets	224	357
Restricted cash	25	69
Margin and collateral deposits	111	125
Regulatory assets	338	120
Deferred income taxes	—	3
Other current assets	306	176

Total current assets	3,857	4,430

Competitive power generation and other property – less accumulated depreciation of $1,730 and $2,231 at respective dates	5,112	5,147
Nuclear decommissioning trusts	3,083	3,140
Investments in partnerships and unconsolidated subsidiaries	515	216
Investments in leveraged leases	153	160
Other investments	98	91

Total investments and other assets	8,961	8,754

Utility plant, at original cost:
Transmission and distribution	23,355	22,214
Generation	2,715	2,667
Accumulated depreciation	(6,047)	(5,921)
Construction work in progress	2,682	2,701
Nuclear fuel, at amortized cost	339	305

Total utility plant	23,044	21,966

Derivative assets	276	268
Restricted deposits	44	43
Rent payments in excess of levelized rent expense under plant operating leases	1,149	1,038
Regulatory assets	5,058	4,139
Other long-term assets	666	806

Total long-term assets	7,193	6,294

Total assets	$43,055	$41,444

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International
(in millions, except share amounts)	June 30, 2010	December 31, 2009

	(Unaudited)
LIABILITIES AND EQUITY
Short-term debt	$495	$85
Current portion of long-term debt	42	377
Accounts payable	1,027	1,347
Accrued taxes	131	186
Accrued interest	210	196
Customer deposits	229	238
Derivative liabilities	179	107
Regulatory liabilities	457	367
Deferred income taxes	114	—
Other current liabilities	729	884

Total current liabilities	3,613	3,787

Long-term debt	11,113	10,437

Deferred income taxes	4,639	4,334
Deferred investment tax credits	98	102
Customer advances	124	119
Derivative liabilities	1,211	529
Pensions and benefits	2,119	2,061
Asset retirement obligations	3,323	3,241
Regulatory liabilities	3,391	3,328
Other deferred credits and other long-term liabilities	2,329	2,500

Total deferred credits and other liabilities	17,234	16,214

Total liabilities	31,960	30,438

Commitments and contingencies (Note 6)
Common stock, no par value (800,000,000 shares authorized; 325,811,206 shares issued and outstanding at each date)	2,315	2,304
Accumulated other comprehensive income (loss)	(12)	37
Retained earnings	7,879	7,500

Total Edison International's common shareholders' equity	10,182	9,841
Noncontrolling interests	6	258
Preferred and preference stock of utility not subject to mandatory redemption	907	907

Total equity	11,095	11,006

Total liabilities and equity	$43,055	$41,444

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Edison International
	Six Months Ended June 30,
(in millions)	2010	2009

	(Unaudited)
Cash flows from operating activities:
Net income	$606	$275
Less: Income (loss) from discontinued operations	8	(4)

Income from continuing operations	598	279
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, decommissioning and amortization	749	688
Regulatory impacts of net nuclear decommissioning trust earnings (reflected in accumulated depreciation)	74	86
Other amortization	56	58
Lease terminations and other	2	888
Stock-based compensation	14	11
Equity in (income) loss from partnerships and unconsolidated subsidiaries – net	(39)	2
Distributions and dividends from unconsolidated entities	39	5
Deferred income taxes and investment tax credits	247	(1,315)
Income from leveraged leases	(2)	(12)
Changes in operating assets and liabilities:
Receivables	13	65
Inventory	(36)	9
Restricted cash	43	(188)
Margin and collateral deposits – net of collateral received	12	(29)
Other current assets	(346)	35
Rent payments in excess of levelized rent expense	(111)	(113)
Accounts payable	(114)	58
Accrued taxes	(69)	(377)
Other current liabilities	(164)	(94)
Derivative assets and liabilities – net	806	(628)
Regulatory assets and liabilities – net	(720)	761
Proceeds from U.S. Treasury grants	92	—
Other assets	(38)	(106)
Other liabilities	(152)	804
Operating cash flows from discontinued operations	8	(4)

Net cash provided by operating activities	962	883

Cash flows from financing activities:
Long-term debt issued	651	939
Long-term debt issuance costs	(25)	(24)
Long-term debt repaid	(366)	(194)
Bonds repurchased	—	(219)
Short-term debt financing – net	410	(2,066)
Settlements of stock-based compensation – net	(2)	—
Cash contributions from noncontrolling interests	—	1
Dividends and distributions to noncontrolling interests	(25)	(55)
Dividends paid	(205)	(202)

Net cash provided (used) by financing activities	$438	$(1,820)

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Edison International
	Six Months Ended June 30,
(in millions)	2010	2009

	(Unaudited)
Cash flows from investing activities:
Capital expenditures	$(2,070)	$(1,540)
Purchase of interest in acquired companies	(4)	(7)
Proceeds from termination of leases	—	1,420
Proceeds from sale of nuclear decommissioning trust investments	600	1,310
Purchases of nuclear decommissioning trust investments and other	(697)	(1,415)
Proceeds from partnerships and unconsolidated subsidiaries, net of investment	44	12
Maturities and sale of short-term investments	5	3
Purchase of short-term investments	(1)	(1)
Investments in other assets	9	(60)
Effect of consolidation and deconsolidation of variable interest entities	(91)	—

Net cash used by investing activities	(2,205)	(278)

Net decrease in cash and equivalents	(805)	(1,215)
Cash and equivalents, beginning of period	1,673	3,916

Cash and equivalents, end of period	$868	$2,701

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

Basis of Presentation

Edison International's significant accounting policies were described in Note 1 of "Edison International Notes to Consolidated Financial Statements" included in the 2009 Form 10-K. Edison International follows the same accounting policies for interim reporting purposes, with the exception of accounting principles adopted as of January 1, 2010 as discussed below in "—New Accounting Guidance." This quarterly report should be read in conjunction with such financial statements.

In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to fairly state the consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America for the periods covered by this quarterly report on Form 10-Q. The results of operations for the three- and six-month periods ended June 30, 2010 are not necessarily indicative of the operating results for the full year.

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

Cash and Equivalents

Cash equivalents included money market funds totaling $600 million and $1,457 million at June 30, 2010 and December 31, 2009, respectively. The carrying value of cash equivalents equals the fair value, as all investments have maturities of three months or less. For further discussion of money market funds, see Note 10.

Edison International temporarily invests the ending daily cash balance in its primary disbursement accounts until required for check clearing. Edison International reclassified $201 million and $224 million of checks issued against these accounts, but not yet paid by the financial institution, from cash to accounts payable at June 30, 2010 and December 31, 2009, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,

(in millions)	2010	2009	2010	2009

	(Unaudited)
Basic earnings (loss) per share – continuing operations:
Income (loss) from continuing operations attributable to common shareholders, net of tax	$343	$(9)	$572	$238
Participating securities dividends	(2)	—	(2)	—

Income (loss) from continuing operations available to common shareholders	$341	$(9)	$570	$238

Weighted average common shares outstanding	326	326	326	326

Basic earnings (loss) per share – continuing operations	$1.05	$(0.03)	$1.75	$0.73

Diluted earnings (loss) per share – continuing operations:
Income (loss) from continuing operations available to common shareholders	$341	$(9)	$570	$238
Income impact of assumed conversions	1	—	1	—

Income (loss) from continuing operations available to common shareholders and assumed conversions	$342	$(9)	$571	$238

Weighted average common shares outstanding	326	326	326	326
Incremental shares from assumed conversions	1	1	1	1

Adjusted weighted average shares – diluted	327	327	327	327

Diluted earnings (loss) per share – continuing operations	$1.05	$(0.03)	$1.75	$0.73

Stock-based compensation awards to purchase 9,645,334 and 8,641,695 shares of common stock for the three months ended June 30, 2010 and 2009, respectively, and 6,080,199 and 8,641,695 shares of common stock for the six months ended June 30, 2010 and 2009, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the awards was greater than the average market price of the common shares; and therefore, the effect would have been antidilutive.

 Inventory

Inventory is stated at the lower of cost or market, cost being determined by the weighted-average cost method for fuel, and the average cost method for materials and supplies. Inventory at June 30, 2010 and December 31, 2009 consisted of the following:

(in millions)	June 30, 2010	December 31, 2009

	(Unaudited)
Coal, gas, fuel oil and raw materials	$186	$158
Spare parts, materials and supplies	370	375

Total	$556	$533

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

(in millions)	June 30, 2010	December 31, 2009

	(Unaudited)
Collateral provided to counterparties:
Offset against derivative liabilities	$34	$49
Reflected in margin and collateral deposits	111	125
Collateral received from counterparties:
Offset against derivative assets	55	124
Reflected in other current liabilities	57	59

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

Fair Value Measurements and Disclosures

The FASB issued an accounting standards update that provides for new disclosure requirements related to fair value measurements. The requirements, which Edison International adopted effective January 1, 2010, include separate disclosure of significant transfers in and out of Levels 1 and 2 and the reasons for the transfers. The update also clarified existing disclosure requirements for the level of disaggregation, inputs and valuation techniques. In addition, effective January 1, 2011, the Level 3 reconciliation of fair value measurements using significant unobservable inputs should include gross rather than net information about purchases, sales, issuances and settlements. The guidance impacts disclosures only. For further discussion, see Note 10.

Accounting Guidance Not Yet Adopted

In October 2009, the FASB issued amended guidance for identifying separate deliverables in a revenue-generating transaction where multiple deliverables exist, and provides guidance for allocating and recognizing revenue based on those separate deliverables. This update also requires additional disclosure related to the significant assumptions used to determine the revenue recognition of the separate deliverables. This guidance is effective beginning January 1, 2011 and is required to be applied prospectively to new or significantly modified revenue arrangements. Edison International is currently assessing the effects this guidance may have on its consolidated financial statements.

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

 Notional Volumes of Derivative Instruments

The following table summarizes the notional volumes of derivatives used for hedging activities:

		Economic Hedges
Commodity	Unit of Measure	June 30, 2010	December 31, 2009
		(Unaudited)

Electricity options, swaps and forward arrangements	GWh	14,686	14,868
Natural gas options, swaps and forward arrangements	Bcf	278	266
Congestion revenue rights	GWh	165,097	195,367
Tolling arrangements[1]	GWh	116,398	116,398

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

Fair Value of Derivative Instruments

The following table summarizes the gross and net fair values of commodity derivative instruments at June 30, 2010:

	Derivative Assets			Derivative Liabilities

(in millions)	Short- Term	Long- Term	Subtotal	Short- Term	Long- Term	Subtotal	Net Liability

	(Unaudited)
Non-trading activities:
Economic hedges	$78	$197	$275	$187	$1,188	$1,375	$1,100
Netting and collateral	—	—	—	8	—	8	8

Total	$78	$197	$275	$179	$1,188	$1,367	$1,092

The following table summarizes the gross and net fair values of commodity derivative instruments at December 31, 2009:

	Derivative Assets			Derivative Liabilities

(in millions)	Short- Term	Long- Term	Subtotal	Short- Term	Long- Term	Subtotal	Net Liability

	(Unaudited)
Non-trading activities:
Economic hedges	$160	$187	$347	$102	$496	$598	$251

 Income Statement Impact of Derivative Instruments

SCE recognizes realized gains and losses on derivative instruments as purchased-power expense and recovers these costs, subject to reasonableness, from ratepayers. As a result, realized gains and losses are not reflected in earnings, but may temporarily affect cash flows. Due to expected future recovery from ratepayers, unrealized gains and losses are recorded as regulatory assets or liabilities and therefore are not reflected in earnings. The results of derivative activities and related regulatory offsets are recorded in cash flows from operating activities in the consolidated statements of cash flows.

The following table summarizes the components of economic hedging activity:

	Three Months Ended June 30,		Six Months Ended June 30,

(in millions)	2010	2009	2010	2009

	(Unaudited)
Realized gains/(losses)	$(38)	$(96)	$(62)	$(194)
Unrealized gains/(losses)	(276)	293	(857)	626

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

Certain of these power contracts contain a provision that requires SCE to maintain an investment grade credit rating from each of the major credit rating agencies, referred to as a "credit-risk-related contingent feature." If SCE's credit rating were to fall below investment grade, SCE may be required to pay the derivative liability or post additional collateral. The aggregate fair value of all derivative liabilities with these credit-risk-related contingent features was $232 million and $91 million, as of June 30, 2010 and December 31, 2009, respectively, for which SCE has posted no collateral to its counterparties. If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2010, SCE would be required to post $20 million of additional collateral.

Competitive Power Generation

EMG uses derivative instruments to reduce exposure to market risks that arise from fluctuations in prices of electricity, capacity, fuel, emission allowances, and transmission rights. Additionally, EMG's financial results can be affected by fluctuations in interest rates. To the extent that EMG does not use derivative instruments to hedge these market risks, the unhedged portions will be subject to the risks and benefits of spot market price movements.

Risk management positions may be designated as cash flow hedges or economic hedges, which are derivatives that are not designated as cash flow hedges. Economic hedges are accounted for at fair value on EMG's consolidated balance sheets with offsetting changes recorded in the consolidated statements of income (loss). For transactions that qualify for accounting hedge treatment, the fair value is recognized, to the extent effective, on EMG's consolidated balance sheets with offsetting changes in fair value recognized in accumulated other comprehensive income until the related forecasted transaction occurs.

Derivative instruments that are utilized for trading purposes are measured at fair value and included in the balance sheets as derivative assets or liabilities. Changes in fair value are recognized in the consolidated statements of income (loss).

Notional Volumes of Derivative Instruments

The following table summarizes the notional volumes of derivatives used for hedging and trading activities:

June 30, 2010
				Hedging Activities
Commodity	Instrument	Classification	Unit of Measure	Cash Flow Hedges		Economic Hedges		Trading Activities

				(Unaudited)
Electricity	Forwards/Futures	Sales	GWh	29,884	[1]	19,257	[3]	33,785
Electricity	Forwards/Futures	Purchases	GWh	408	[1]	18,698	[3]	36,700
Electricity	Capacity	Sales	MW-Day (in thousands)	183	[2]	—		218	[2]
Electricity	Capacity	Purchases	MW-Day (in thousands)	17	[2]	—		557	[2]
Electricity	Congestion	Sales	GWh	—		136	[4]	8,964	[4]
Electricity	Congestion	Purchases	GWh	—		1,362	[4]	195,038	[4]
Natural gas	Forwards/Futures	Sales	bcf	—		1.5		45.0
Natural gas	Forwards/Futures	Purchases	bcf	—		—		47.9
Fuel oil	Forwards/Futures	Sales	barrels	—		120,000		319,000
Fuel oil	Forwards/Futures	Purchases	barrels	—		495,000		329,000
Coal	Forwards/Futures	Sales	tons	—		—		1,095,000
Coal	Forwards/Futures	Purchases	tons	—		—		465,000

(in millions)
Instrument	Purpose	Type of Hedge	Notional Amount	Expiration Date

			(Unaudited)
Amortizing interest rate swap	Convert floating rate (6-month LIBOR) debt to fixed rate (3.175%) debt	Cash flow	$145	June 2016
Amortizing forward starting interest rate swap	Convert floating rate (3-month LIBOR) debt to fixed rate (4.29%) debt	Cash flow	122	December 2025

December 31, 2009

				Hedging Activities

Commodity	Instrument	Classification	Unit of Measure	Cash Flow Hedges		Economic Hedges		Trading Activities

				(Unaudited)
Electricity	Forwards/Futures	Sales	GWh	24,355	[1]	26,838	[3]	23,306
Electricity	Forwards/Futures	Purchases	GWh	106	[1]	25,971	[3]	23,404
Electricity	Capacity	Sales	MW-Day (in thousands)	254	[2]	1	[2]	597	[2]
Electricity	Capacity	Purchases	MW-Day (in thousands)	11	[2]	2	[2]	736	[2]
Electricity	Congestion	Sales	GWh	—		136	[4]	10,212	[4]
Electricity	Congestion	Purchases	GWh	—		1,576	[4]	181,930	[4]
Natural gas	Forwards/Futures	Sales	bcf	—		3.3		30.8
Natural gas	Forwards/Futures	Purchases	bcf	—		—		30.6
Fuel oil	Forwards/Futures	Sales	barrels	—		250,000		120,000
Fuel oil	Forwards/Futures	Purchases	barrels	—		625,000		120,000

(in millions)
Instrument	Purpose	Type of Hedge	Notional Amount	Expiration Date

			(Unaudited)
Amortizing interest rate swap	Convert floating rate (6-month LIBOR) debt to fixed rate (3.175%) debt	Cash flow	$160	June 2016

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

 Fair Value of Derivative Instruments

The following table summarizes the fair value of derivative instruments reflected on EMG's consolidated balance sheets:

June 30, 2010
	Derivative Assets			Derivative Liabilities

							Net Assets
(in millions)	Short-term	Long-term	Subtotal	Short-term	Long-term	Subtotal

Non-trading activities
Cash flow hedges	$153	$14	$167	$39	$43	$82	$85
Economic hedges	111	3	114	93	2	95	19
Trading activities	237	121	358	182	50	232	126

	501	138	639	314	95	409	230
Netting and collateral received[1]	(355)	(59)	(414)	(314)	(72)	(386)	(28)

Total	$146	$79	$225	$—	$23	$23	$202

December 31, 2009
	Derivative Assets			Derivative Liabilities

							Net Assets
(in millions)	Short-term	Long-term	Subtotal	Short-term	Long-term	Subtotal

	(Unaudited)
Non-trading activities
Cash flow hedges	$240	$17	$257	$69	$6	$75	$182
Economic hedges	202	8	210	180	—	180	30
Trading activities	234	111	345	182	41	223	122

	676	136	812	431	47	478	334
Netting and collateral received[1]	(479)	(55)	(534)	(426)	(32)	(458)	(76)

Total	$197	$81	$278	$5	$15	$20	$258

1
Netting of derivative receivables and derivative payables and the related cash collateral received and paid is permitted when a legally enforceable master netting agreement exists with a derivative counterparty.

 Income Statement Impact of Derivative Instruments

The following table provides the activity of accumulated other comprehensive income, containing the information about the changes in the fair value of cash flow hedges and reclassification from accumulated other comprehensive income into results of operations:

	Cash Flow Hedge Activity[1] Six Months Ended June 30,
			Income Statement Location
(in millions)	2010	2009

	(Unaudited)
Accumulated other comprehensive income derivative gain at January 1	$175	$398
Effective portion of changes in fair value	30	109
Reclassification from accumulated other comprehensive income to net income	(122)	(55)	Competitive power generation revenue

Accumulated other comprehensive income derivative gain at June 30	$83	$452

1
Unrealized derivative gains are before income taxes. The after-tax amounts recorded in accumulated other comprehensive income at June 30, 2010 and 2009 were $50 million and $269 million, respectively.

The portion of a cash flow hedge that does not offset the change in the value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings.

EMG recorded a net gain (loss) of $(7) million and $5 million during the second quarters of 2010 and 2009, respectively, and $1 million and $5 million during the six months ended June 30, 2010 and 2009, respectively, representing the amount of cash flow hedge ineffectiveness and are reflected in operating revenues on the consolidated statements of income (loss).

The effect of realized and unrealized gains (losses) from derivative instruments used for economic hedging and trading purposes on the consolidated statements of income (loss) is presented below:

		Three Months Ended June 30,		Six Months Ended June 30,

	Income Statement Location
(in millions)		2010	2009	2010	2009

		(Unaudited)
Economic hedges	Operating revenue	$(3)	$3	$(7)	$16
	Fuel expense	(2)	14	(1)	14
Trading activities	Operating revenue	33	17	80	27

Contingent Features/Credit Related Exposure

Certain derivative instruments contain margin and collateral deposit requirements. Since EME's credit ratings are below investment grade, EME has provided collateral in the form of cash and letters of credit for the benefit of counterparties related to the net of accounts payable, accounts receivable, unrealized losses and unrealized gains in connection with derivative activities. Certain derivative contracts do not require margin, but contain provisions that require EME or Midwest Generation to comply with the terms and conditions of their respective credit facilities. The credit facilities each contain financial covenants. Some hedge contracts include provisions related to a change in control or material adverse effect resulting from amendments or modifications to the related credit facility. Failure by EME or Midwest Generation to comply with these provisions may result in a termination event under the hedge contracts, enabling the counterparties to terminate and liquidate all outstanding transactions and demand immediate payment of amounts owed to them. EMMT has hedge contracts that do not require margin, but provide that each party can request additional credit support in the form of adequate assurance of performance in the case of an adverse development affecting the other party. The aggregate fair value of all derivative instruments with credit-risk-related contingent features is in an asset position at June 30, 2010 and, accordingly, the contingent features described above do not currently have a liquidity exposure. Future increases in power prices could expose EME, Midwest Generation or EMMT to termination payments or additional collateral postings under the contingent features described above.

Note 3. Liabilities and Lines of Credit

Long-Term Debt

In March 2010, SCE issued $500 million of 5.5% first and refunding mortgage bonds due in 2040. In May 2010, SCE reissued $144 million of 5.0% tax-exempt pollution control bonds due in 2035. The proceeds from these bonds were used to repay commercial paper borrowings and for general corporate purposes.

EMG consolidated the Ambit project on January 1, 2010. At June 30, 2010, this project had $71 million of bonds payable, which are supported by a letter of credit. Principal payments are due annually through October 1, 2017. Interest rates are reset weekly based on current bond yields for similar securities. The average interest rate for the six months ended June 30, 2010 was 0.26%. Annual maturities of this debt at June 30, 2010 for the next five years are summarized as follows: $8 million in 2010, $8 million in 2011, $9 million in 2012, $10 million in 2013, and $10 million in 2014. In January 2010, Edison Capital repaid in full its medium-term loans. The balance of these loans was $89 million at December 31, 2009.

Credit Agreements and Short-Term Debt

In March 2010, SCE replaced its $500 million 364-day revolving credit facility with a new $500 million three-year credit facility that terminates in March 2013.

SCE's short-term debt is generally used to finance fuel inventories, balancing account under-collections and general, temporary cash requirements including power purchase payments. At June 30, 2010, the outstanding short-term debt was $215 million at a weighted-average interest rate of 0.42%. This short-term debt is supported by $2.9 billion of credit lines. At December 31, 2009, the outstanding short-term debt was zero.

In March 2010, EMG completed through its subsidiary, Cedro Hill Wind, LLC, a non-recourse financing of its interests in the Cedro Hill wind project. The financing included a $135 million construction loan that is required to be converted to a 15-year amortizing term loan by May 31, 2011, subject to meeting specified conditions. As of June 30, 2010, there was $65 million outstanding under the construction loan at a weighted average interest rate of 3.35%.

Edison International (parent) short-term debt is generally used to finance operating expenses and dividends. At June 30, 2010, the outstanding short-term debt was $215 million at a weighted-average interest rate of 0.71%. At December 31, 2009, the outstanding short-term debt was $85 million at a weighted-average interest rate of 0.60%.

Letters of Credit

As of June 30, 2010, letters of credit issued under EME and its subsidiaries' credit facilities aggregated $129 million and are scheduled to expire as follows: $36 million in 2010 and $93 million in 2011. Letters of credit issued under SCE's credit facilities aggregated $11 million and are scheduled to expire in 2010.

Note 4. Income Taxes

The table below contains a reconciliation of income tax expense computed at the federal statutory income tax rate to the income tax provision from continuing operations attributable to common shareholders:

	Three Months Ended June 30,		Six Months Ended June 30,

(in millions)	2010	2009	2010	2009

	(Unaudited)
Provision for income tax at federal statutory rate of 35%	$72	$(187)	$205	$(58)
Increase (decrease) in income tax from:
Items presented with related state income tax, net
Global Settlement related	(138)	(298)	(138)	(298)
Change in tax accounting method for asset removal costs	(40)	—	(40)	—
State tax – net of federal benefit	16	(13)	23	(4)
Health care legislation	—	—	39	—
Production and housing credits	(19)	(16)	(34)	(34)
Property-related and other	(27)	(10)	(41)	(8)

Total income tax expense from continuing operations	$(136)	$(524)	$14	$(402)

Pre-tax income from continuing operations	$207	$(533)	$586	$(164)

Effective tax rate	(66% )	98%	2%	245%

The CPUC requires flow-through rate-making treatment for the current tax benefit arising from certain property-related and other temporary differences which reverse over time. The accounting treatment for these temporary differences results in recording regulatory assets and liabilities for amounts that would otherwise be recorded to deferred income tax expense.

Global Settlement

During the second quarter of 2010, Edison International recognized a $138 million earnings benefit resulting from acceptance by the California Franchise Tax Board of the tax positions finalized with the IRS in 2009 as part of the Global Settlement for tax years 1986 through 2002 (described in "Item 8. Edison International Notes to Consolidated Financial Statements—Note 4. Income Taxes" of the 2009 Form 10-K) and revision to interest recorded on the federal Global Settlement. Edison International is awaiting receipt of final interest calculations from the California Franchise Tax Board.

During the six months ended June 30, 2009, Edison International recorded a consolidated after-tax earnings charge of $274 million related to the Global Settlement finalized with the IRS and termination of Edison Capital's cross-border leases ($920 million pre-tax loss).

Change in Tax Accounting Method for Asset Removal Costs

During the second quarter of 2010, the IRS approved Edison International's request to change its tax accounting method for asset removal costs primarily related to SCE's infrastructure replacement program. As a result, Edison International recognized a $40 million earnings benefit ($28 million of which relates to asset removal costs incurred prior to 2010) from deducting asset removal costs earlier in the construction cycle. These deductions are recorded on a flow-through basis.

Health Care Legislation

During the first quarter of 2010, Edison International recognized a $39 million non-cash charge to reverse previously recognized federal tax benefits eliminated by the federal health care legislation enacted in March 2010. The Patient Protection and Affordable Care Act, as modified by the Health Care and Education Reconciliation Act, includes a provision that eliminates the federal tax deduction of retiree health care costs to the extent those costs are eligible for federal Medicare Part D subsidies. Although this change does not take effect until January 1, 2013, Edison International is required to recognize the full accounting impact of the legislation in its financial statements in the period of enactment.

Accounting for Uncertainty in Income Taxes

Unrecognized Tax Benefits

The following table provides a reconciliation of unrecognized tax benefits from January 1 to June 30 for 2010 and 2009:

(in millions)	2010	2009

	(Unaudited)
Balance at January 1	$664	$2,237
Tax positions taken during the current year:
Increases	35	87
Tax positions taken during a prior year:
Increases	127	148
Decreases	(40)	(26)
Decreases for settlements during the period	(82)	(1,807)

Balance at June 30	$704	$639

As of June 30, 2010 and December 31, 2009, respectively, if recognized, $335 million and $374 million of unrecognized tax benefits would impact the effective tax rate.

Accrued Interest and Penalties

The total amount of accrued interest and penalties related to Edison International's income tax liabilities was $278 million and $380 million as of June 30, 2010 and December 31, 2009, respectively.

The after-tax interest income recognized and included in income tax expense was $101 million and $113 million for the three months ended June 30, 2010 and 2009, respectively, and was $88 million and $109 million for the six months ended June 30, 2010 and 2009, respectively.

Note 5. Compensation and Benefit Plans

Pension Plans and Postretirement Benefits Other Than Pensions

Pension Plans

During the six months ended June 30, 2010, Edison International made 2010 plan year contributions of $57 million and expects to make $51 million of additional contributions during the remainder of 2010. SCE recovers contributions made to most of its pension plans through CPUC-approved regulatory mechanisms. Annual contributions to these plans are expected to be, at a minimum, equal to the related annual expense.

Expense components are:

	Three Months Ended June 30,		Six Months Ended June 30,

(in millions)	2010	2009	2010	2009

	(Unaudited)
Service cost	$34	$32	$68	$63
Interest cost	54	52	108	103
Expected return on plan assets	(52)	(42)	(104)	(83)
Amortization of prior service cost	2	4	4	8
Amortization of net loss	7	14	14	28

Expense under accounting standards	$45	$60	$90	$119
Regulatory adjustment – deferred	(14)	(37)	(28)	(73)

Total expense recognized	$31	$23	$62	$46

Postretirement Benefits Other Than Pensions

During the six months ended June 30, 2010, Edison International made 2010 plan year contributions of $18 million and expects to make $33 million of additional 2010 plan year contributions during the remainder of 2010. SCE's annual contributions are recovered through CPUC-approved regulatory mechanisms and are expected to be, at a minimum, equal to its total annual expense.

Expense components are:

	Three Months Ended June 30,		Six Months Ended June 30,

(in millions)	2010	2009	2010	2009

	(Unaudited)
Service cost	$8	$11	$16	$22
Interest cost	31	36	62	72
Expected return on plan assets	(25)	(21)	(50)	(42)
Amortization of prior service cost (credit)	(9)	(8)	(18)	(15)
Amortization of net loss	8	16	16	31

Total expense	$13	$34	$26	$68

Stock-Based Compensation

During the first quarter of 2010, Edison International granted its 2010 stock-based compensation awards, which included stock options, performance shares and restricted stock units. Total stock-based compensation expense (reflected in the caption "Other operation and maintenance" on the consolidated statements of income (loss)) was $9 million and $10 million for the three months ended June 30, 2010 and 2009, respectively, and was $17 million and $16 million for the six months ended June 30, 2010 and 2009, respectively. The income tax benefit recognized in the consolidated statements of income (loss) was $4 million for the three months ended June 30, 2010 and 2009, and was $7 million and $6 million for the six months ended June 30, 2010 and 2009, respectively. Consistent with SCE's 2009 GRC, no stock-based compensation has been capitalized since December 31, 2008. Excess tax benefits included in "Settlements of stock-based compensation – net" in the financing section of the consolidated statements of cash flows were $2 million and $4 million for the six months ended June 30, 2010 and 2009, respectively.

Stock Options

The following is a summary of the status of Edison International stock options:

		Weighted-Average

	Stock options	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value

	(Unaudited)
Outstanding at December 31, 2009	17,368,032	$32.15
Granted	3,714,111	33.26
Expired	(18,661)	45.74
Forfeited	(146,821)	31.09
Exercised	(377,107)	22.59

Outstanding at June 30, 2010	20,539,554	32.52	6.58

Vested and expected to vest at June 30, 2010	20,034,692	32.53	6.52	$77,846,571

Exercisable at June 30, 2010	11,854,616	32.55	5.01	55,789,066

Cash outflows to purchase Edison International shares in the open market to settle stock option exercises were $6 million and $1 million for the three months ended June 30, 2010 and 2009,

respectively, and were $13 million and $6 million for the six months ended June 30, 2010 and 2009, respectively. Cash inflows from participants to exercise stock options were $4 million and $1 million for the three months ended June 30, 2010 and 2009, respectively, and were $9 million and $4 million for the six months ended June 30, 2010 and 2009, respectively. The tax benefit realized from options exercised was $1 million and less than $1 million for the three months ended June 30, 2010 and 2009, respectively, and $2 million and $1 million for the six months ended June 30, 2010 and 2009, respectively.

Performance Shares

The following is a summary of the status of Edison International nonvested performance shares classified as equity awards:

	Performance Shares	Weighted-Average Grant-Date Fair Value

	(Unaudited)
Nonvested at December 31, 2009	343,452	$ 35.41
Granted	140,487	32.36
Forfeited	(68,925)	55.62

Nonvested at June 30, 2010	415,014	31.02

The following is a summary of the status of Edison International nonvested performance shares classified as liability awards (the current portion is reflected in the caption "Other current liabilities" and the long-term portion is reflected in "Accumulated provision for pensions and benefits" on the consolidated balance sheets):

	Performance Shares	Weighted-Average Fair Value

	(Unaudited)
Nonvested at December 31, 2009	343,452
Granted	140,487
Forfeited	(68,925)

Nonvested at June 30, 2010	415,014	$ 18.83

There were no performance shares settled in 2009 or 2010.

Note 6. Commitments and Contingencies

Commitments

SCE entered into a 20-year power purchase contract which is classified as a capital lease and is expected to be recorded on the consolidated balance sheets upon commencement of the contract in 2013. SCE's commitments upon commencement are estimated to be: $23 million in 2013, $44 million in 2014, and $805 million for the remaining period thereafter.

 Other Commitments

At June 30, 2010, SCE had power purchase contracts with additional commitments estimated to be: $67 million for the remainder of 2010, $83 million in 2011, $67 million in 2012, $39 million in 2013, $39 million in 2014, and $613 million for the remaining period thereafter.

At June 30, 2010, EMG's subsidiaries had firm commitments to spend approximately $447 million during the remainder of 2010 on capital and construction expenditures. These expenditures primarily relate to the construction of wind projects. EMG intends to fund these expenditures through project-level and turbine vendor financing, U.S. Treasury grants, cash on hand and cash generated from operations.

EMG has entered into various turbine supply agreements with vendors to support its wind development efforts. As of June 30, 2010, EME had commitments, excluding turbines subject to the legal dispute described below, to purchase 46 wind turbines (69 MW) and had 13 wind turbines (33 MW) in storage to be used for future wind projects. EMG has 59 wind turbines (102 MW) available for future projects, excluding turbines allocated to projects in construction and turbines subject to the legal dispute. EMG has payment commitments related to wind turbines of $85 million due in 2011. During the second quarter, EMG deferred the delivery and $82 million in payments for 69 MW of turbines to January 2011.

Excluded from the turbine agreements referred to above is a turbine supply agreement between Mitsubishi Power Systems Americas, Inc. and EME, which is subject to a legal dispute. EME has made deposits of $68 million for the purchase of 83 wind turbines (199 MW) under this agreement. The remaining payments under this agreement subject to dispute are $289 million, mostly related to undelivered wind turbines. Resolution of this dispute will impact whether, and to what extent, future payments may be due under this agreement.

At June 30, 2010, Midwest Generation and Homer City had fuel purchase commitments with various third-party suppliers for the purchase of coal. Based on the contract provisions, which consist of fixed prices, subject to adjustment clauses, these minimum commitments are estimated to aggregate $936 million, summarized as follows: $251 million for the remainder of 2010, $405 million in 2011, $247 million in 2012, and $33 million in 2013.

At June 30, 2010, Midwest Generation and Homer City each had contractual agreements for the transport of coal to their respective facilities. The commitments under these contracts are based on either actual coal purchases or minimum quantities. Accordingly, contractual obligations for transportation based on actual coal purchases are derived from committed coal volumes set forth in fuel supply contracts. The minimum commitments under these contracts are estimated to aggregate $314 million, summarized as follows: $143 million for the remainder of 2010, and $171 million in 2011.

In addition to the above, in July 2010, Midwest Generation entered into additional contracts for the purchase of coal. These commitments, together with the estimated transportation costs under the existing agreements, are estimated to be $101 million for 2011.

SCE and EME have letters of credit outstanding under their credit facilities. For further discussion, see Note 3.

 Guarantees and Indemnities

Edison International's subsidiaries have various financial and performance guarantees and indemnifications which are issued in the normal course of business. As discussed below, these contracts include performance guarantees, guarantees of debt and indemnifications.

Environmental Indemnities Related to the Midwest Generation Plants

In connection with the acquisition of the Midwest Generation plants, EME agreed to indemnify Commonwealth Edison with respect to specified environmental liabilities before and after December 15, 1999, the date of sale. The indemnification claims are reduced by any insurance proceeds and tax benefits related to such claims and are subject to a requirement that Commonwealth Edison takes all reasonable steps to mitigate losses related to any such indemnification claim. This indemnification for environmental liabilities is not limited in term and would be triggered by a valid claim from Commonwealth Edison. Also, in connection with the sale-leaseback transaction related to the Powerton and Joliet Stations in Illinois, EME agreed to indemnify the lessors for specified environmental liabilities. Due to the nature of the obligations under these indemnities, a maximum potential liability cannot be determined. Commonwealth Edison has advised EME that Commonwealth Edison believes it is entitled to indemnification for all liabilities, costs, and expenses that it may be required to bear as a result of the litigation discussed below under "—Contingencies—Midwest Generation New Source Review Lawsuit." The sale-leaseback participants have requested similar indemnification. Except as discussed below, EME has not recorded a liability related to these environmental indemnities.

Midwest Generation entered into a supplemental agreement with Commonwealth Edison and Exelon Generation Company LLC on February 20, 2003 to resolve a dispute regarding interpretation of its reimbursement obligation for asbestos claims under the environmental indemnities set forth in the Asset Sale Agreement. Under this supplemental agreement, Midwest Generation agreed to reimburse Commonwealth Edison and Exelon Generation for 50% of specific asbestos claims pending as of February 2003 and related expenses less recovery of insurance costs, and agreed to a sharing arrangement for liabilities and expenses associated with future asbestos-related claims as specified in the agreement. As a general matter, Commonwealth Edison and Midwest Generation apportion responsibility for future asbestos-related claims based upon the number of exposure sites that are Commonwealth Edison locations or Midwest Generation locations. The obligations under this agreement are not subject to a maximum liability. The supplemental agreement had an initial five-year term with an automatic renewal provision for subsequent one-year terms (subject to the right of either party to terminate); pursuant to the automatic renewal provision, it has been extended until February 2011. There were approximately 217 cases for which Midwest Generation was potentially liable and that had not been settled and dismissed at June 30, 2010. Midwest Generation had recorded a $49 million liability at June 30, 2010 for previous, pending and future claims.

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

Environmental Indemnity Related to the Homer City Facilities

In connection with the acquisition of the Homer City facilities, Homer City agreed to indemnify the sellers with respect to specified environmental liabilities before and after the date of sale. Payments would be triggered under this indemnity by a valid claim from the sellers. EME guaranteed this obligation of Homer City. Also, in connection with the sale-leaseback transaction related to the Homer City facilities, Homer City agreed to indemnify the lessors for specified environmental liabilities. Due to the nature of the obligation under this indemnity provision, it is not subject to a maximum potential liability and does not have an expiration date. For discussion of the NOV received by Homer City and associated indemnity claims, see "—Contingencies—Homer City New Source Review Notice of Violation." EME has not recorded a liability related to this indemnity.

Indemnities Provided under Asset Sale and Sale-Leaseback Agreements

The asset sale agreements for the sale of EME's international assets contain indemnities from EME to the purchasers, including indemnification for taxes imposed with respect to operations of the assets prior to the sale and for pre-closing environmental liabilities. Not all indemnities under the asset sale agreements have specific expiration dates. Payments would be triggered under these indemnities by valid claims from the sellers or purchasers, as the case may be. At June 30, 2010, EME had recorded a liability of $39 million related to these matters.

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

Mountainview Filter Cake Indemnity

The Mountainview power plant utilizes water from on-site groundwater wells and City of Redlands ("City") recycled water for cooling purposes. Unrelated to the operation of the plant, this water contains perchlorate. The pumping of the water removes perchlorate from the aquifer beneath the plant and concentrates it in the plant's wastewater treatment "filter cake." Use of this impacted groundwater for cooling purposes was mandated by Mountainview's California Energy Commission permit. SCE has indemnified the City for cleanup or associated actions related to groundwater contaminated by perchlorate due to the disposal of filter cake at the City's solid waste landfill. The obligations under this agreement are not limited to a specific time period or subject to a maximum liability. SCE has not recorded a liability related to this indemnity.

Other Edison International Indemnities

SCE provides other indemnifications through contracts entered into in the normal course of business. These are primarily indemnifications against adverse litigation outcomes in connection with underwriting agreements, and specified environmental indemnities and income taxes with respect to assets sold. SCE's obligations under these agreements may be limited in terms of time and/or amount, and in some instances SCE may have recourse against third parties for certain indemnities. The obligated amounts of these indemnifications often are not explicitly stated, and the overall maximum amount of the obligation under these indemnifications cannot be reasonably estimated. SCE has not recorded a liability related to these indemnities.

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

Possible developments, such as the enactment of more stringent environmental laws and regulations, proceedings that may be initiated by environmental and other regulatory authorities, cases in which new theories of liability are recognized, and settlements agreed to by other companies that establish precedent or expectations for the power industry, could affect the costs and the manner in which business is conducted, and could cause substantial additional capital expenditures or operational expenditures or the ceasing of operations at certain facilities. There is no assurance that any additional costs arising from such developments would be recovered from customers or that Edison International's financial position, results of operations and cash flows would not be materially affected by these developments.

Midwest Generation Environmental Compliance Plans and Costs

During the second quarter of 2010, Midwest Generation continued its permitting and planning activities for NOx and SO2 controls to meet the requirements of the CPS. Midwest Generation has now received all necessary permits from the Illinois EPA allowing the installation of SNCR technology on multiple units to meet the NOx portion of the CPS.

In addition, work continued on the possible employment of FGD technology using dry scrubbing with sodium-based sorbents as a method to comply with the SO2 portion of the CPS. Testing of this technology demonstrated significant reductions in SO2 emissions when using the low-sulfur coal employed by Midwest Generation. Use of this technology in combination with low-sulfur coal is expected to require substantially less capital and installation time than the spray dryer absorber technology originally contemplated, but would likely result in higher ongoing operating costs and may consequently result in lower dispatch rates and competitiveness of Midwest Generation's plants. Also, the use of dry scrubbing with sodium-based sorbents to meet environmental regulations will likely require Midwest Generation to incur the costs of upgrading its particulate removal systems.

Based on this work, Midwest Generation estimates the cost of retrofitting all units, using dry scrubbing with sodium-based sorbents to comply with CPS requirements for SO2 emissions, at approximately $1.2 billion in 2010 dollars. If completed, these expenditures would be incurred over multiple years. Midwest Generation expects to seek permits from the Illinois EPA for select initial units later this year.

Decisions regarding whether or not to proceed with the above projects or other approaches to compliance remain subject to a number of factors, such as market conditions, regulatory and legislative developments, and forecasted commodity prices and capital and operating costs applicable at the time decisions are required or made. Midwest Generation could also elect to shut down units, instead of installing controls, to be in compliance with the CPS, and, therefore, decisions about any particular combination of retrofits and shutdowns it may ultimately employ to comply with the CPS also remain subject to conditions applicable at the time decisions are required or made. Due to existing uncertainties about these factors, Midwest Generation may defer final decisions about particular units for the maximum time available. Accordingly, final decisions on whether to install controls, to install particular kinds of controls, and to actually expend capital that is budgeted may not occur until 2012 for some of the units and potentially later for others.

Homer City Environmental Issues and Capital Resource Limitations

Homer City operates SCR equipment on all three units to reduce NOx emissions, operates FGD equipment on Unit 3 to reduce SO2 emissions, and uses coal-cleaning equipment on site to reduce the ash and sulfur content of raw coal to meet both combustion and environmental requirements. Homer City may be required to install additional environmental equipment on Unit 1 and Unit 2 to comply with environmental regulations for future operations. For further information, see "—Transport Rule" and "—Homer City New Source Review Notice of Violation." Restrictions under the agreements entered into as part of Homer City's 2001 sale-leaseback transaction could affect, and in some cases significantly limit or prohibit, Homer City's ability to incur indebtedness or make capital expenditures. Homer City will have limited ability to obtain additional outside capital for such projects without amending its lease and related agreements. EME is under no contractual obligation to provide funding to Homer City.

Greenhouse Gas Regulation

On June 3, 2010, the US EPA finalized the PSD and Title V GHG tailoring rule. The effective date of the final rule is August 2, 2010. The emissions thresholds for CO2 equivalents in the final rule are as follows:

January – June 2011	75,000 tons per year for new and modified sources already subject to PSD for pollutants other than GHGs
July 2011 – June 2013	100,000 tons per year for new sources, and 75,000 tons per year for modified sources

Petitions for judicial review of the GHG tailoring rule are to be submitted by August 2, 2010. Legal challenges to the GHG tailoring rule have been filed.

Transport Rule

On July 6, 2010, the US EPA issued a Notice of Proposed Rulemaking for a proposed rule, known as the Transport Rule, which would require 31 eastern states (including Pennsylvania and Illinois) and the District of Columbia to substantially reduce power plant emissions of NOx and SO2 starting in 2012, with additional reductions in 2014. The Transport Rule would replace the Clean Air Interstate Rule, which had been remanded to the US EPA in 2008 for issuance of a revised rule.

The US EPA has proposed three possible approaches to emissions allowance trading. Under its preferred approach, a pollution limit would be set for each state, intrastate trading would be permitted among power plants, and limited interstate trading would also be permitted consistent with the requirement that each state meet its own pollution control obligations. Under the first alternative, a pollution limit would be set for each state, and only intrastate trading of allowances would be permitted. Under the second alternative, a pollution limit would be set for each state and an emissions limit would be set for each power plant, and limited emissions averaging would be permitted among affected units.

Under the Transport Rule, each covered state would initially be subject to a federal implementation plan designed to reduce pollution that significantly contributed to nonattainment of, or interferes with the maintenance of, NAAQS in other states. States would be able to choose to develop state implementation plans to replace the federal implementation plans.

Comments on the Transport Rule will be due 60 days after its publication in the Federal Register. The Transport Rule is scheduled to be finalized in 2011. The Clean Air Interstate Rule will remain in place until that time. EME believes that the US EPA's preferred approach to emissions allowance trading would provide allowance allocations which are adequate for the Midwest Generation plants based on projected emissions using the Illinois CPS allowable emission rates. The proposed rule, if adopted, may require the installation of additional environmental equipment to reduce SO2 emissions at Units 1 and 2 of the Homer City facilities to continue to operate under the rule.

National Ambient Air Quality Standard for Sulfur Dioxide

On June 2, 2010, the US EPA finalized the primary NAAQS for SO2 by establishing a new one-hour standard at a level of 75 parts per billion. The final standard is in line with EME's expectations and is being taken into account in EME's environmental compliance strategy. Revisions to state implementation plans to achieve compliance with the new standard are due to be submitted to the US EPA by February 2014. The US EPA anticipates that the deadline for attainment with the SO2 NAAQS will be August 2017 (five years after the US EPA intends to finalize initial determinations as to the areas of the country that are and are not in attainment with the primary SO2 NAAQS).

Hazardous Substances and Hazardous Waste Laws

On June 21, 2010, the US EPA published proposed regulations relating to coal combustion wastes. Two different proposed approaches are under consideration. The first approach, under which the US EPA would list these wastes as special wastes subject to regulation under Subtitle C of the Resource Conservation and Recovery Act (the section for hazardous wastes), could require EME to incur additional capital and operating costs. The second approach, under which the US EPA would regulate these wastes under Subtitle D of the Resource Conservation and Recovery Act (the section for nonhazardous wastes), is substantially similar to the requirements of existing regulations.

California Renewable Energy Developments

In June 2010, CARB released a proposed Renewable Electricity Standard regulation, which would require most retail sellers of electricity in California to procure 33% of their electricity from eligible renewable energy resources by 2020. The California legislature is also contemplating legislation to adopt a 33% renewables portfolio standard that may supersede the CARB regulation and impose its own program structure. Due to the possibility of legislation, the CARB has postponed voting on its proposed regulation until September 2010 at the Governor's request. SCE believes that achieving a 33% renewables portfolio standard in this timeframe will be highly ambitious, given the magnitude of the infrastructure build-out required and the slow pace of transmission permitting and approvals.

Once-Through Cooling

In May 2010, the California State Water Resources Board issued a final policy, which establishes closed-cycle wet cooling as required technology for retrofitting existing once-through cooled plants like San Onofre and many of the existing fossil-fueled power plants along the California coast. The final policy requires an independent engineering study to be conducted regarding the feasibility of compliance by California's two coastal nuclear power plants. Depending on the results of the study, the required compliance may result in significant capital expenditures at San Onofre and may affect its operations. It may also significantly impact SCE's ability to procure generating capacity from fossil-fueled plants that use ocean water in once-through cooling systems, system reliability and the cost of electricity to the extent other coastal power plants in California are forced to shut down or limit operations. The policy has the potential to adversely affect California's nineteen once-through cooled power plants, which provide over 21,000 MW of combined, in-state generation capacity, including over 9,100 MW of capacity interconnected within SCE's service territory.

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

As of June 30, 2010, Edison International's recorded estimated minimum liability to remediate its 28 identified sites at SCE (23 sites) and EME (5 sites primarily related to Midwest Generation) was $41 million, of which $38 million was related to SCE. Edison International's other subsidiaries have no identified remediation sites. The ultimate costs to clean up Edison International's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. Edison International believes that, due to these uncertainties, it is reasonably possible that cleanup costs at these identified sites could exceed its recorded liability by up to $223 million, all of which is related to SCE. The upper limit of this range of costs was estimated using assumptions least favorable to Edison International among a range of reasonably possible outcomes. In addition to its identified sites (sites in which the upper end of the range of costs is at least $1 million), SCE also has 34 immaterial sites for which total liability ranges from $5 million (the recorded minimum liability) to $10 million.

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

SCE expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $3 million to $18 million. Recorded costs were $3 million and $2 million for the three months ended June 30, 2010 and 2009, respectively, and were $3 million and $5 million for the six months ended June 30, 2010 and 2009, respectively.

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

 Federal and State Income Taxes

Edison International's federal income tax returns are currently under examination by the IRS for tax years 2003 through 2006 and are subject to examination through tax year 2009. Edison International's California state income tax returns are subject to examination for tax years 1991 through 2009.

2010 FERC Rate Case

In September 2009, the FERC issued an order allowing SCE to implement its proposed 2010 rates effective March 1, 2010, subject to refund. The proposed rates would increase SCE's FERC revenue requirement by $107 million, or 24%, over the 2009 FERC revenue requirement primarily due to an increase in transmission rate base, and would result in an approximate 1% increase to SCE's overall system average rate. SCE has terminated settlement negotiations and begun the litigation process for the proposed 2010 rates. A final decision is expected in the second half of 2011.

FERC Transmission Incentives and CWIP Proceedings

In November 2007, the FERC issued an order granting ROE incentive adders, recovery of the ROE and incentive adders in the CWIP proceedings, and 100% recovery of abandoned plant costs (if any) for three of SCE's transmission projects: 125 basis point adder for both DPV2 and Tehachapi, and a 75 basis point adder for Rancho Vista. The CPUC filed an appeal of this order, which had been stayed pending final resolution by the FERC of the 2008 CWIP proceeding. In April 2010, the FERC issued an order on SCE's 2008 CWIP proceeding. The order sets SCE's 2008 base ROE (before incentives) at 9.54% and establishes a methodology for determining the base ROE for 2009 and 2010 CWIP incentives. In June 2010, SCE filed an application for rehearing with the FERC. The order did not have a material impact on SCE's earnings or cash flows. The outcomes of the 2009 and 2010 CWIP proceedings are still pending. SCE began collecting the 2010 CWIP revenue requirements in rates on June 1, 2010. The collected 2008 through 2010 CWIP revenue requirements are subject to refund, pending a final FERC order on these matters.

Homer City New Source Review Notice of Violation

Recent Developments

In May 2010, Homer City received an NOV from the US EPA. The new NOV alleges claims similar to those in the 2008 NOV, but it adds non-attainment NSR requirements to the alleged PSD violations. It also adds two prior owners of the Homer City facilities as parties.

In July 2010, Homer City received a 60-day Notice of Intent to Sue signed by the State of New York and the PADEP, stating their intent to file a citizen suit based on the same or similar theories advanced by the US EPA in the NOV. The Notice of Intent to Sue also named the sale-leaseback owner participants of the Homer City facilities, Homer City's general partner and limited partner, and two prior owners of the Homer City facilities.

Background

In June 2008, Homer City received an NOV from the US EPA alleging that, beginning in 1988, Homer City (or former owners of the Homer City facilities) performed repair or replacement projects at Homer City Units 1 and 2 without first obtaining construction permits as required by the PSD requirements of the CAA. The US EPA also alleges that Homer City has failed to file timely and complete Title V permits. The NOV does not specify the penalties or other relief that the US EPA seeks for the alleged violations. On June 30, 2009 and January 2, 2010, the US EPA issued requests for information to Homer City under Section 114 of the CAA. Homer City is working on a response to the requests. Homer City has met with the US EPA and has expressed its intent to explore the possibility of a settlement. If no settlement is reached and the DOJ files suit, litigation could take many years to resolve the issues alleged in the NOV. EME cannot predict the outcome of this matter or estimate the impact on its facilities, its results of operations, financial position or cash flows.

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

In April 2010, the US EPA formally issued to EME the same NOV that was issued to Midwest Generation in 2007. The transmittal letter stated that the action was based on a review of the asset purchase agreement for the Midwest Generation plants and that the NOV was being issued to EME as a successor in interest to Commonwealth Edison.

In June 2010, the US EPA, the State of Illinois, and several the environmental groups filed amended complaints in the New Source Review litigation. The amended complaints are similar to the prior complaints, but seek to add Commonwealth Edison and EME as defendants and introduce new legal theories to impose liability on Midwest Generation and EME. An August status hearing has been scheduled, at which time a schedule for responses -to the amended complaints and other procedural matters will be determined.

Background

In August 2007, Midwest Generation received an NOV from the US EPA alleging that, beginning in the early 1990s and into 2003, Midwest Generation or Commonwealth Edison performed repair or replacement projects at six Illinois coal-fired electric generating stations in violation of the PSD requirements and of the New Source Performance Standards of the CAA, including alleged requirements to obtain a construction permit and to install controls sufficient to meet BACT emissions rates. The US EPA also alleged that Midwest Generation and Commonwealth Edison violated certain operating permit requirements under Title V of the CAA. Finally, the US EPA alleged violations of certain opacity and particulate matter standards at the Midwest Generation plants. At approximately the same time, Commonwealth Edison received an NOV substantially similar to the Midwest Generation NOV. Midwest Generation, Commonwealth Edison, the US EPA, and the DOJ, along with several Chicago-based environmental action groups, had discussions designed to explore the possibility of a settlement but no settlement resulted.

In August 2009, the US EPA and the State of Illinois filed a complaint in the Northern District of Illinois against Midwest Generation, but not Commonwealth Edison, alleging claims substantially similar to those in the NOV. In addition to seeking penalties ranging from $25,000 to $37,500 per violation, per day, the complaint calls for an injunction ordering Midwest Generation to install controls sufficient to meet BACT emissions rates at all units subject to the complaint; to obtain new PSD or New Source Review permits for those units; to amend its applications under Title V of the CAA; to conduct audits of its operations to determine whether any additional modifications have occurred; and to offset and mitigate the harm to public health and the environment caused by the alleged CAA violations. The remedies sought by the plaintiffs in the lawsuit could go well beyond those required under the CPS. By order dated January 19, 2010, the Court allowed a group of Chicago-based environmental action groups to intervene in the case.

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

Property damage insurance covers losses up to $500 million, including decontamination costs, at San Onofre and Palo Verde. Decontamination liability and property damage coverage exceeding the primary $500 million also has been purchased in amounts greater than federal requirements. Additional insurance covers part of replacement power expenses during an accident-related nuclear unit outage. A mutual insurance company owned by entities with nuclear facilities issues these policies. If losses at any nuclear facility covered by the arrangement were to exceed the accumulated funds for these insurance programs, SCE could be assessed retrospective premium adjustments of up to approximately $43 million per year. Insurance premiums are charged to operating expense.

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

In January 2004, SCE, as operating agent, filed a complaint against the DOE in the United States Court of Federal Claims seeking damages for the DOE's failure to meet its obligation to begin accepting spent nuclear fuel from San Onofre. In June 2010, the United States Court of Federal Claims issued a decision granting SCE damages of approximately $142 million to recover costs incurred through December 31, 2005. Additional legal action would be necessary to recover damages incurred after that date. The decision is subject to appeal by the DOE. Any damages recovered would be returned to SCE ratepayers or used to offset past or future fuel decommissioning or storage costs for the benefit of the ratepayer.

 Note 7. Consolidated Statements of Changes in Equity

The following table provides the changes in equity for the six months ended June 30, 2010:

	Equity Attributable to Edison International				Noncontrolling Interests

(in millions)	Common Stock	Accumulated Other Comprehensive Income	Retained Earnings	Subtotal	Other	Preferred and Preference Stock	Total Equity

	(Unaudited)
Balance at December 31, 2009	$2,304	$37	$7,500	$9,841	$258	$907	$11,006
Net income	—	—	580	580	—	26	606
Other comprehensive loss	—	(49)	—	(49)	—	—	(49)
Deconsolidation of variable interest entities	—	—	—	—	(249)	—	(249)
Cumulative effect of a change in accounting principle, net of tax	—	—	15	15	—	—	15
Common stock dividends declared ($0.63 per share)	—	—	(205)	(205)	—	—	(205)
Dividends, distributions to noncontrolling interests and other	—	—	—	—	(3)	(26)	(29)
Stock-based compensation – net	2	—	(4)	(2)	—	—	(2)
Noncash stock-based compensation and other	9	—	(7)	2	—	—	2

Balance at June 30, 2010	$2,315	$(12)	$7,879	$10,182	$6	$907	$11,095

The following table provides the changes in equity for the six months ended June 30, 2009:

	Equity Attributable to Edison International				Noncontrolling Interests

(in millions)	Common Stock	Accumulated Other Comprehensive Income	Retained Earnings	Subtotal	Other	Preferred and Preference Stock	Total Equity

	(Unaudited)
Balance at December 31, 2008	$2,272	$167	$7,078	$9,517	$285	$907	$10,709
Net income	—	—	234	234	16	25	275
Other comprehensive income	—	37	—	37	—	—	37
Common stock dividends declared ($0.62 per share)	—	—	(202)	(202)	—	—	(202)
Dividends, distributions to noncontrolling interests and other	—	—	—	—	(26)	(25)	(51)
Stock-based compensation – net	2	—	(2)	—	—	—	—
Noncash stock-based compensation and other	11	—	(7)	4	—	—	4

Balance at June 30, 2009	$2,285	$204	$7,101	$9,590	$275	$907	$10,772

Note 8. Accumulated Other Comprehensive Income

Edison International's accumulated other comprehensive income consists of:

(in millions)	Cash Flow Hedges – Net Unrealized Gain (Loss)	Pension and PBOP – Net Gain (Loss)	Pension and PBOP – Prior Service Cost	Accumulated Other Comprehensive Income (Loss)

	(Unaudited)
Balance at December 31, 2009	$105	$(70)	$2	$37
Current period change	(55)	6	—	(49)

Balance at June 30, 2010	$50	$(64)	$2	$(12)

Included in accumulated other comprehensive income at June 30, 2010 was $60 million, net of tax, in unrealized gains on EMG's commodity-based cash flow hedges; and a $10 million, net of tax, unrealized loss related to interest rate hedges. EMG's unrealized gains on commodity hedges consist of futures and forward electricity contracts that qualify for hedge accounting. These gains arise because current forecasts of future electricity prices in these markets are lower than the contract prices. Approximately $67 million of unrealized gains on cash flow hedges, net of tax, are expected to be reclassified into earnings during the next 12 months. Management expects that reclassification of net unrealized gains will increase energy revenue recognized at market prices. Actual amounts ultimately reclassified into earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a commodity cash flow hedge is designated is through December 31, 2012.

Note 9. Supplemental Cash Flows Information

Edison International's supplemental cash flows information is:

	Six Months Ended June 30,
(in millions)	2010	2009

	(Unaudited)
Cash payments for interest and taxes
Interest – net of amounts capitalized	$305	$314
Tax payments	179	198
Noncash investing and financing activities
Details of debt exchange:
Pollution-control bonds redeemed	$(203)	$—
Pollution-control bonds issued	203	—
Consolidation of variable interest entities:
Assets other than cash	$94	$—
Liabilities and non-controlling interests	99	—
Deconsolidation of variable interest entities:
Assets other than cash	$380	$—
Liabilities and non-controlling interests	476	—
Dividends declared but not paid
Common stock	$103	$101
Preferred and preference stock of utility not subject to mandatory redemption	13	13

 Note 10. Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an "exit price"). Fair value for a liability should reflect the entity's nonperformance risk. Fair value is determined using a hierarchy to prioritize the inputs to valuation models. The hierarchy gives the highest priority to unadjusted quoted market prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are:

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

Edison International's assets and liabilities carried at fair value primarily consist of derivative contracts, SCE nuclear decommissioning trust investments and money market funds. Derivative contracts are primarily commodity contracts for the purchase and sale of power and gas and include contracts for forward physical sales and purchases, options and forward price swaps which settle only on a financial basis (including futures contracts). Derivative contracts can be exchange or over-the-counter traded.

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

EMG's derivative contracts, valued based on forward market prices in active markets (PJM West Hub, Northern Illinois Hub peak and AEP/Dayton) adjusted for nonperformance risks, are classified as Level 2. EMG obtains forward market prices from traded exchanges (Intercontinental Exchange Futures U.S. or New York Mercantile Exchange) and available broker quotes. Then, EMG selects a primary source that best represents traded activity for each market to develop observable forward market prices in determining the fair value of these positions. Broker quotes or prices from exchanges are used to validate and corroborate the primary source. These price quotations reflect mid-market prices (average of bid and ask) and are obtained from sources that EMG believes to provide the most liquid market for the commodity. EMG considers broker quotes to be observable when corroborated with other information which may include a combination of prices from exchanges, other brokers and comparison to executed trades.

SCE's Level 2 derivatives primarily consist of natural gas financial swaps and natural gas physical trades for which SCE obtains the applicable Henry Hub, basis, index, or forward market prices from the New York Mercantile Exchange and Intercontinental Exchange.

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

Level 3 also includes derivatives that trade infrequently (such as firm transmission rights and CRRs in the California market, financial transmission rights traded in markets outside California and over-the-counter derivatives at illiquid locations) and long-term power agreements. For illiquid financial transmission rights and CRRs, objective criteria are reviewed, including system congestion and other underlying drivers, and fair value is adjusted when it is concluded that a change in objective criteria would result in a new valuation that better reflects fair value.

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

In assessing nonperformance risks, Edison International reviews credit ratings of counterparties (and related default rates based on such credit ratings) and prices of credit default swaps. The market price (or premium) for credit default swaps represents the price that a counterparty would pay to transfer the risk of default, typically bankruptcy, to another party. A credit default swap is not directly comparable to the credit risks of derivative contracts, but provides market information of the related risk of nonperformance. The fair value of derivative assets and derivative liabilities nonperformance risk was $4 million and $9 million, respectively, at June 30, 2010 and was $4 million and $7 million, respectively, at December 31, 2009.

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

The following tables set forth assets and liabilities that were accounted for at fair value by level within the fair value hierarchy:

	As of June 30, 2010
(in millions)	Level 1	Level 2	Level 3	Netting and collateral[1]	Total

	(Unaudited)
Assets at Fair Value
Money market funds[2]	$625	$—	$—	$—	$625

Derivative contracts
Electricity	—	142	362	(88)	416
Natural gas	2	1	83	(2)	84
Fuel oil	8	—	—	(8)	—

Subtotal of commodity contracts	10	143	445	(98)	500

Long-term disability plan	9	—	—	—	9

Nuclear decommissioning trusts
Stocks[3]	1,635	—	—	—	1,635
Municipal bonds	—	703	—	—	703
Corporate bonds[4]	—	395	—	—	395
U.S. government and agency securities	262	54	—	—	316
Short-term investments, primarily cash equivalents[5]	—	12	—	—	12

Subtotal of nuclear decommissioning trusts	1,897	1,164	—	—	3,061

Total assets[6]	$2,541	$1,307	$445	$(98)	$4,195

Liabilities at Fair Value
Derivative contracts:
Electricity	$—	$(68)	$(1,100)	$70	$(1,098)
Natural gas	(1)	(234)	(48)	8	(275)

Subtotal of commodity contracts	(1)	(302)	(1,148)	78	(1,373)

Interest rate contracts	—	(17)	—	—	(17)

Net assets (liabilities)	$2,540	$988	$(703)	$(20)	$2,805

	As of December 31, 2009
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total

	(Unaudited)
Assets at Fair Value
Money market funds[2]	$1,526	$—	$—	$—	$1,526

Derivative contracts
Electricity	—	235	440	(136)	539
Natural gas	2	10	76	(2)	86
Fuel oil	15	—	—	(15)	—

Subtotal of commodity contracts	17	245	516	(153)	625

Long-term disability plan	8	—	—	—	8

Nuclear decommissioning trusts
Stocks[3]	1,772	—	—	—	1,772
Municipal bonds	—	634	—	—	634
Corporate bonds[4]	—	393	—	—	393
U.S. government and agency securities	240	68	—	—	308
Short-term investments, primarily cash equivalents[5]	1	14	—	—	15

Subtotal of nuclear decommissioning trusts	2,013	1,109	—	—	3,122

Total assets[6]	$3,564	$1,354	$516	$(153)	$5,281

Liabilities at Fair Value
Derivative contracts:
Electricity	$—	$(85)	$(433)	$73	$(445)
Natural gas	(3)	(150)	(21)	4	(170)

Subtotal of commodity contracts	(3)	(235)	(454)	77	(615)

Foreign currency and interest rate contracts	—	(21)	—	—	(21)

Net assets (liabilities)	$3,561	$1,098	$62	$(76)	$4,645

1
Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

2
At June 30, 2010 and December 31, 2009, included in cash and cash equivalents and restricted cash and at December 31, 2009, also included in prepaid expenses and other on Edison International's consolidated balance sheets.

3
At June 30, 2010 and December 31, 2009, approximately 68% and 67% of the equity investments were located in the United States, respectively.

4
Corporate bonds are diversified. At June 30, 2010 and December 31, 2009, this category included $37 million and $50 million, respectively, for collateralized mortgage obligations and other asset backed securities.

5
Excludes net assets of $22 million and $18 million of interest and dividend receivables and receivables related to pending securities sales and payables related to pending securities purchases at June 30, 2010 and December 31, 2009, respectively.

6
Excludes $32 million of cash surrender value of life insurance investments for deferred compensation at June 30, 2010 and December 31, 2009.

The following table sets forth a summary of changes in the fair value of Level 3 assets and liabilities:

	Three Months Ended June 30,		Six Months Ended June 30,

(in millions)	2010	2009	2010	2009

	(Unaudited)
Fair value, net asset (liability) at beginning of period	$(397)	$143	$62	$(302)
Total realized/unrealized gains (losses):
Included in earnings[1]	(18)	(49)	27	97
Included in regulatory assets and liabilities[2]	(294)	204	(781)	591
Included in accumulated other comprehensive income	(2)	—	4	—
Purchases and settlements, net	2	67	(20)	(17)
Transfers into or out of Level 3	6	(8)	5	(12)

Fair value, net asset (liability) at end of period	$(703)	$357	$(703)	$357

Change during the period in unrealized gains (losses) related to assets and liabilities held at the end of the period[3]	$(287)	$225	$(717)	$675

1
Reported in "Competitive power generation" revenue on Edison International's consolidated statements of income (loss).

2
Due to regulatory mechanisms, SCE's realized and unrealized gains and losses are recorded as regulatory assets and liabilities.

3
Amounts reported in "Competitive power generation" revenue on Edison International's consolidated statements of income were $(2) million and $13 million for the three months ended June 30, 2010 and 2009, respectively, and were $32 million and $71 million for the six months ended June 30, 2010 and 2009, respectively. The remainder of the unrealized gains and losses relate to SCE. See (2) above.

There were no significant transfers between levels during the first six months of 2010. Edison International determines the fair value for transfers in and transfers out of each level as of the end of each reporting period.

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

The following table sets forth amortized cost and fair value of the trust investments:

		Amortized Cost		Fair Value

(in millions)	Maturity Dates[1]	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009

		(Unaudited)
Stocks	–	$843	$822	$1,635	$1,772
Municipal bonds	2010 – 2047	602	545	703	634
Corporate bonds	2010 – 2044	317	309	395	393
U.S. government and agency securities	2010 – 2039	285	287	316	308
Short-term investments and receivables/payables	2010	33	33	34	33

Total		$2,080	$1,996	$3,083	$3,140

1
Maturity dates as of June 30, 2010.

Trust fund earnings (based on specific identification) increase the trust fund balance and the ARO regulatory liability. Proceeds from sales of securities (which are reinvested) were $315 million and $652 million for the three months ended June 30, 2010 and 2009, respectively, and $600 million and $1.3 billion for the six months ended June 30, 2010 and 2009, respectively. Unrealized holding gains, net of losses, were $1.0 billion and $1.1 billion at June 30, 2010 and December 31, 2009, respectively. Approximately 92% of the cumulative trust fund contributions were tax-deductible.

The following table sets forth a summary of changes in the fair value of the trust:

	Three Months Ended June 30,		Six Months Ended June 30,

(in millions)	2010	2009	2010	2009

	(Unaudited)
Balance at beginning of period	$3,248	$2,399	$3,140	$2,524
Realized gains	18	115	38	189
Realized losses	(5)	(77)	(4)	(140)
Unrealized gains (losses) – net	(205)	220	(143)	148
Other-than-temporary impairment	(7)	(9)	(11)	(103)
Interest, dividends, contributions and other	34	25	63	55

Balance at end of period	$3,083	$2,673	$3,083	$2,673

Due to regulatory mechanisms, earnings and realized gains and losses (including other-than-temporary impairments) have no impact on operating revenue or earnings.

Long-term Debt

The carrying amounts and fair values of long-term debt are:

	June 30, 2010		December 31, 2009

(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(Unaudited)
Long-term debt, including current portion	$11,155	$10,793	$10,814	$10,452

Fair values of long-term debt are based on evaluated prices that reflect significant observable market information such as reported trades, actual trade information of similar securities, benchmark yields, broker/dealer quotes of new issue prices and relevant credit information.

The carrying value of trade receivables, payables and short-term debt approximate fair value and therefore are not included in the table above.

Note 11. Regulatory Assets and Liabilities

Regulatory assets included on the consolidated balance sheets are:

(in millions)	June 30, 2010	December 31, 2009

	(Unaudited)
Current:
Regulatory balancing accounts	$194	$94
Energy derivatives	143	25
Other	1	1

	338	120

Long-term:
Regulatory balancing accounts	43	43
Deferred income taxes – net	1,775	1,561
Unamortized nuclear investment – net	310	340
Nuclear-related ARO investment – net	248	258
Unamortized coal plant investment – net	71	73
Unamortized loss on reacquired debt	277	287
Pensions and other postretirement benefits	1,004	1,014
Energy derivatives	1,092	357
Environmental remediation	39	36
Other	199	170

	5,058	4,139

Total regulatory assets	$5,396	$4,259

Regulatory liabilities included on the consolidated balance sheets are:

(in millions)	June 30, 2010	December 31, 2009

	(Unaudited)
Current:
Regulatory balancing accounts	$455	$363
Other	2	4

	457	367

Long-term:
Regulatory balancing accounts	808	642
ARO	12	171
Costs of removal	2,571	2,515

	3,391	3,328

Total regulatory liabilities	$3,848	$3,695

Note 12. Other Income and Expenses

Other income and expenses are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

(in millions)	2010	2009	2010	2009

	(Unaudited)
Other Income:
Equity AFUDC	$25	$18	$54	$35
Increase in cash surrender value of life insurance policies	6	6	12	13
Other	4	5	4	8

Total utility other income	35	29	70	56

Competitive power generation and parent	1	1	—	2

Total other income	$36	$30	$70	$58

Other Expenses:
Civic, political and related activities and donations	$9	$6	$15	$8
Marketing services	2	6	3	6
Other	4	—	8	6

Total utility other expenses	15	12	26	20

Competitive power generation and parent	1	5	2	5

Total other expenses	$16	$17	$28	$25

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

Projects or Entities that are Consolidated

At June 30, 2010 and December 31, 2009, EMG had majority interests in 15 wind projects with a total generating capacity of 701 MW that have minority interests held by others. The projects are located in Iowa, Minnesota, New Mexico, Nebraska and Texas. As of December 31, 2009, all of these projects were consolidated by EMG. Upon the application of the new guidance effective January 1, 2010, EMG deconsolidated two of these projects. See further discussion in "—Variable Interests in VIEs that are not Consolidated—Equity Interests." In determining that EMG was the primary beneficiary of the 13 projects consolidated at June 30, 2010, the key factors considered were EMG's ability to direct commercial and operating activities and EMG's obligation to absorb losses and right to receive benefits that could potentially be significant to the variable interest entities.

The following table presents summarized financial information of the wind projects that had minority interests held by others and were consolidated by Edison International:

(in millions)	June 30, 2010	December 31, 2009

	(Unaudited)
Current assets	$26	$73
Net property, plant and equipment[1]	682	944
Other long-term assets	2	2

Total assets[1]	$710	$1,019

Current liabilities	$16	$17
Long-term obligations net of current maturities	18	20
Deferred revenues	57	58
Other long-term liabilities	19	21

Total liabilities	$110	$116

Noncontrolling interests	$5	$76

1
Amounts included assets of $253 million ($247 million of net property, plant and equipment) that were deconsolidated on January 1, 2010.

Assets serving as collateral for the debt obligations had a carrying value of $79 million and $81 million at June 30, 2010 and December 31, 2009, respectively, and primarily consist of property, plant and equipment.

EMG has a 50% partnership interest in the Ambit project. EMG has the power to direct the commercial and operating activities of the project pursuant to the existing contracts and has the obligation to absorb losses and right to receive benefits from the project. Therefore, under the new guidance, EMG is the primary beneficiary which resulted in the consolidation of the Ambit project by Edison International. Total assets consolidated at January 1, 2010 and June 30, 2010 were $99 million and $100 million, respectively. Substantially all of the assets of the Ambit project are pledged as collateral for the partnership's debt obligations.

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

As of the balance sheet date, the carrying amount of assets and liabilities in SCE's consolidated balance sheet that relate to its involvement with VIEs result from amounts due under the PPAs or the fair value of those derivative contracts, which are accounted for at fair value. See Note 10 for a discussion on nonperformance risk. Further, SCE has no residual interest in the entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees or other commitments associated with these contracts other than the purchase commitments described in Note 6. The aggregate capacity dedicated to SCE for these VIE projects was 1,749 MW at June 30, 2010 and the amounts that SCE paid to these projects were $117 million and $115 million for the three months ended June 30, 2010 and 2009, respectively, and $242 million and $231 million for the six months ended June 30, 2010 and 2009, respectively. These amounts are recoverable in customer rates.

The following table summarizes as of June 30, 2010, SCE's assets and liabilities and exposure to loss associated with SCE's variable interests in the VIEs described above:

	Assets		Liabilities

(in millions)	Short- Term	Long- Term	Short- Term	Long- Term	Maximum Exposure

	(Unaudited)
Derivatives	$—	$—	$42	$964	$—
Accounts payable	—	—	59	—	—

Total	$—	$—	$101	$964	$—

The following table summarizes as of December 31, 2009, SCE's assets and liabilities and exposure to loss associated with SCE's variable interests in the VIEs described above:

	Assets		Liabilities

(in millions)	Short- Term	Long- Term	Short- Term	Long- Term	Maximum Exposure

	(Unaudited)
Derivatives	$—	$43	$17	$385	$43
Accounts payable	—	—	39	—	—

Total	$—	$43	$56	$385	$43

Realized and unrealized losses are recovered or expected to be recovered from ratepayers in rates, subject to reasonableness, and therefore are not reflected in earnings.

Equity Interests

EMG accounts for domestic energy projects where EMG has a 50% or less ownership interest and cannot exercise unilateral control under the equity method. As of June 30, 2010 and December 31, 2009, EMG had significant variable interests in projects that are not consolidated consisting of the Big 4 projects and the Sunrise project. A subsidiary of EMG operates the Big 4 projects and EMG's partner provides the fuel management services. In addition, the executive director of these projects is provided by EMG's partner. Commercial and operating activities are jointly controlled by a management committee of each VIE. Accordingly, EMG continues to account for its variable interests under the equity method.

As noted previously in "Projects or Entities that are Consolidated," EMG deconsolidated two renewable wind energy generating facilities, the Elkhorn Ridge wind project and San Juan Mesa wind project, on January 1, 2010. The commercial and operating activities of these entities are directed by a management committee comprised of representatives of each partner. Thus, EMG is not the primary beneficiary of these projects. Accordingly, effective January 1, 2010, EMG accounts for its interests in these projects under the equity method.

The following table presents the carrying amount of EMG's investments in unconsolidated variable interest entities and the maximum exposure to loss for each investment as of June 30, 2010:

	June 30, 2010
(in millions)	Investment	Maximum Exposure

	(Unaudited)
Natural gas-fired projects	$325	$325
Wind projects	174	174

EMG's maximum exposure to loss in its variable interest entities accounted for under the equity method is generally limited to its investment in these entities. Two of EMG's domestic energy projects have long-term debt that is secured by a pledge of assets of the project entity, but does not provide for any recourse to EME. Accordingly, a default on a long-term financing of a project could result in foreclosure on the assets of the project entity resulting in a loss of some or all of EMG's investment, but would not require EMG to contribute additional capital. At June 30, 2010, entities which EMG has accounted for under the equity method had indebtedness of $143 million, of which $54 million is proportionate to EMG's ownership interest in these projects.

 Big 4 Projects Consolidated Prior to 2010

Edison International has variable interests in the Big 4 Projects through equity interests held by EMG and power contracts between SCE and the Big 4 Projects that contain variable contract pricing provisions based on the price of natural gas. Prior to 2010, Edison International had determined that SCE was the primary beneficiary of these four VIEs and, therefore, consolidated these projects. Edison International deconsolidated the Big 4 Projects at January 1, 2010 since it did not control the commercial and operating activities of these projects through EMG and SCE. Commercial and operating activities are jointly controlled by a management committee of each VIE. Therefore, neither EMG, SCE nor Edison International on a consolidated basis has control of the entities. In addition, EMG's partner provides the executive director and fuel management services and the steam supply is based on the needs of EMG's partner. The deconsolidation did not result in a gain or loss.

The following table presents the carrying amounts of VIEs consolidated by Edison International at December 31, 2009 (these balances were deconsolidated at January 1, 2010):

(in millions)	December 31, 2009

(Unaudited)
Cash	$92
Other current assets	81
Competitive power generation and other property, plant and equipment—net	253
Other long-term assets	4

Total assets	$430

Current liabilities	$64
Asset retirement obligations	17
Noncontrolling interest	349

Total liabilities and equity	$430

Note 14. Business Segments

Edison International's reportable business segments include its electric utility operation segment (SCE) and a competitive power generation segment (EMG). Prior to January 1, 2010, Edison International reported three business segments: electric utility operations segment, competitive power generation segment and financial services segment. As a result of termination of the cross-border leases during 2009 and the continued decline of the remaining portfolio of the financial services segment, the remaining business activity is no longer significant enough to report separately. Accordingly, the financial services segment has been combined into the competitive power generation segment for all periods presented. The combination of these business activities is consistent with the management structure of EMG and evaluation of performance by Edison International. The significant accounting policies of the segments are the same as those described in Note 1.

Segment income statement information was:

	Three Months Ended June 30,		Six Months Ended June 30,

(in millions)	2010	2009	2010	2009

	(Unaudited)
Operating Revenue (Loss):
Electric utility	$2,247	$2,273	$4,406	$4,462
Competitive power generation	495	562	1,147	1,186
Parent and other[2]	(1)	(1)	(1)	(2)

Consolidated Edison International	$2,741	$2,834	$5,552	$5,646

Net Income (Loss) attributable to Edison International:
Electric utility[3]	$301	$499	$465	$707
Competitive power generation[1,4]	27	(558)	104	(510)
Parent and other[2,5]	16	43	11	37

Consolidated Edison International	$344	$(16)	$580	$234

Segment balance sheet information was:

(in millions)	June 30, 2010	December 31, 2009

	(Unaudited)
Total Assets:
Electric utility	$34,213	$32,474
Competitive power generation	9,212	9,543
Parent and other[2]	(370)	(573)

Consolidated Edison International	$43,055	$41,444

1
Includes earnings (losses) from discontinued operations of $1 million and $(7) million for the three months ended June 30, 2010 and 2009, respectively, and $8 million and $(4) million for the six months ended June 30, 2010 and 2009, respectively.

2
Includes amounts from Edison International (parent) and other Edison International subsidiaries that are not significant as a reportable segment, as well as intercompany eliminations.

3
Includes earnings of $53 million and $300 million for both the three- and six-month periods ended June 30, 2010 and 2009, respectively, related to the federal and state impacts of the Global Settlement. See Note 4.

4
Includes earnings of $58 million for both the three- and six-month periods ended June 30, 2010 and losses of $612 million and $624 million for the three- and six-month periods ended June 30, 2009, respectively, related to termination of Edison Capital's cross-border leases and the federal and state impacts of Global Settlement on EMG. See Note 4.

5
Includes earnings of $27 million and $50 million for both the three- and six-month periods ended June 30, 2010 and 2009, respectively, related to the federal and state impacts of the Global Settlement. See Note 4.

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

•
risks associated with operating nuclear and other power generating facilities, including operating risks; nuclear fuel storage issues; failure, availability, efficiency, output, cost of repairs and retrofits of equipment; and availability and cost of spare parts;

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

Additional information about risks and uncertainties, including more detail about the factors described above, are discussed throughout this MD&A and in the "Risk Factors" section included in Part I, Item 1A of the 2009 Form 10-K. Readers are urged to read this entire report, including the information incorporated by reference, and carefully consider the risks, uncertainties and other factors that affect Edison International's business. Forward-looking statements speak only as of the date they are made and Edison International is not obligated to publicly update or revise forward-looking statements. Readers should review future reports filed by Edison International with the Securities and Exchange Commission.

This MD&A for the three- and six-month periods ended June 30, 2010 discusses material changes in the consolidated financial condition, results of operations and other developments of Edison International since December 31, 2009, and as compared to the three-and six-month periods ended June 30, 2009. This discussion presumes that the reader has read or has access to Edison International's MD&A for the calendar year 2009 (the "year-ended 2009 MD&A"), which was included in the 2009 Form 10-K.

Except when otherwise stated, references to each of Edison International, SCE and EMG mean each such company with its subsidiaries on a consolidated basis. References to "Edison International (parent)" or "parent company" mean Edison International on a stand-alone basis, not consolidated with its subsidiaries.

EDISON INTERNATIONAL OVERVIEW

Introduction

This overview is presented in six sections:

•
Highlights of operating results,

•
SCE capital program,

•
SCE 2012 General Rate Case,

•
Environmental developments,

•
EMG's renewables programs, and

•
Parent company liquidity.

The overview is presented as an update to the overview presented in the 2009 Form 10-K. See pages 62 to 69 of the 2009 Form 10-K for additional information on these topics.

Highlights of Operating Results

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Change	2010	2009	Change

Net Income attributable to Edison International
SCE	$301	$499	$(198)	$465	$707	$(242)
EMG	27	(558)	585	104	(510)	614
Edison International Parent and Other	16	43	(27)	11	37	(26)

Edison International Consolidated	344	(16)	360	580	234	346

Non-Core Earnings (Loss)
Global Settlement[1]:
SCE	53	300	(247)	53	300	(247)
EMG[2]	58	(612)	670	58	(624)	682
Edison International Parent and Other	27	50	(23)	27	50	(23)
SCE – tax impact of health care legislation	—	—	—	(39)	—	(39)
EMG discontinued operations	1	(7)	8	8	(4)	12

Edison International Consolidated	139	(269)	408	107	(278)	385

Core Earnings (Loss)
SCE	248	199	49	451	407	44
EMG	(32)	61	(93)	38	118	(80)
Edison International Parent and Other	(11)	(7)	(4)	(16)	(13)	(3)

Edison International Consolidated	$205	$253	$(48)	$473	$512	$(39)

1
Includes the impact of state taxes related to issues resolved as part of the Global Settlement.

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

SCE's 2010 core earnings increased $49 million and $44 million for the quarter and year-to-date, respectively. The quarter increase was due to lower income tax expense and higher authorized revenue to support rate base growth. These quarter increases were partially offset by higher operating expenses, including the impact of curtailed spending last year due to the timing of the 2009 CPUC GRC decision. The year-to-date increase was due to higher authorized revenue to support rate base growth, lower income tax expense and higher capitalized financing costs (AFUDC). These year-to-date increases were partially offset by higher operating expenses, including the impact of curtailed spending last year due to the timing of the 2009 CPUC GRC decision. The lower tax expense for the quarter and year-to-date includes a change in method of tax accounting for asset removal costs primarily related to SCE's infrastructure replacement program.

EMG's 2010 core earnings decreased $93 million and $80 million for the quarter and year-to-date, respectively. The decline in core earnings during the second quarter reflects increased coal fleet maintenance activities for scheduled plant outages, impact of unrealized gains and losses and lower generation. In addition, second quarter of 2009 results included $20 million after tax related to the sale of an interest in the Midlands Cogeneration Ventures leverage lease. In addition to the decrease in earnings attributable to the leverage lease transaction, the decrease in the six month results includes the higher scheduled outages during the second quarter, impact of unrealized gains and losses, and lower average realized energy prices. Partially offsetting these decreases in the six month results were higher trading revenues and distributions from two projects recorded in the first quarter.

Consolidated non-core items for Edison International included:

•
An earnings benefit of $138 million recorded in the second quarter of 2010 resulting from acceptance by the California Franchise Tax Board of the tax positions finalized with the IRS in 2009 as part of the Global Settlement for tax years 1986 through 2002 (described in "Item 8. Edison International Notes to Consolidated Financial Statements—Note 4. Income Taxes" of the 2009 Form 10-K) and revision to interest recorded on the federal Global Settlement. Edison International is awaiting receipt of final interest calculations from the California Franchise Tax Board.

•
A non-cash charge of $39 million in the first quarter of 2010 to reverse previously recognized federal tax benefits eliminated by the federal health care legislation. The Patient Protection and Affordable Care Act, as modified by the Health Care and Education Reconciliation Act, was enacted in March 2010. The new health care legislation includes a provision that eliminates the federal tax deduction of retiree health care costs to the extent those costs are eligible for federal Medicare Part D subsidies. Although this change does not take effect until January 1, 2013, Edison International is required to recognize the full accounting impact of the legislation in its financial statements in the period of enactment.

•
An after-tax earnings charge of $262 million and $274 million for the three- and six-month periods ended June 30, 2009, respectively, related to the Global Settlement with the IRS and termination of Edison Capital's cross-border leases ($920 million pre-tax loss).

SCE Capital Program

SCE's capital program continues to be focused primarily in five areas:

•
Upgrading and constructing new transmission lines to strengthen system reliability and increase access to renewable energy, including the Tehachapi, Devers-Colorado River and Eldorado-Ivanpah projects.

•
Maintaining reliability and expanding capability of SCE's transmission and distribution system.

•
Developing and installing up to 250 MW of utility-owned solar photovoltaic generating facilities (generally ranging in size from 1 to 2 MW each) on commercial and industrial rooftops and other space in SCE's service territory.

•
Replacing steam generators at San Onofre intended to enable operations until at least the end of its initial license period in 2022. During the first quarter of 2010, SCE completed the replacement of the steam generators at San Onofre Unit 2, which was returned to service on April 11, 2010. See "SCE: Results of Operations—Electric Utility Results of Operations—Utility Earning Activities" for discussion of the extended outage at San Onofre Unit 2.

•
Installing "smart" meters in approximately 5.3 million households and small businesses referred to as EdisonSmartConnect™. During the first six months of 2010, SCE installed approximately 860,000 smart meters, with cumulative installations totaling over 1 million.

SCE continues to plan to utilize cash generated from its operations and issuance of additional debt and preferred equity for its capital program. During the six months ended June 30, 2010, SCE issued long-term debt (see "SCE: Liquidity and Capital Resources—Historical Consolidated Cash Flow—Condensed Consolidated Statement of Cash Flows—Cash Flows Provided (Used) by Financing Activities" for further information).

SCE's capital investments (including accruals) during the six months ended June 30, 2010 totaled $1.5 billion. SCE projects that capital investments will be in the range of $3.3 billion to $4.0 billion in 2010 and the 2010 – 2014 total capital investment spending will be in the range of $18 billion to $21.5 billion. The rate of actual capital spending will be affected by permitting, regulatory, market and other factors as discussed further under "SCE: Liquidity and Capital Resources—Capital Investment Plans" in the 2009 Form 10-K.

SCE 2012 General Rate Case

On July 19, 2010, SCE submitted to the CPUC's Division of Ratepayer Advocates its notice of intent (NOI) to file a 2012 GRC. The NOI indicates that SCE's GRC application, expected to be filed by year-end 2010, will request a 2012 base rate revenue requirement of $6.3 billion. After considering the effects of sales growth, SCE's request would be a $903 million increase over projected 2011 base rate revenue. If the CPUC approves the requested rate increase and allocates the increase to ratepayer groups on a system average percentage change basis, the percentage increases over current base rates and total rates are estimated to be 16.9% and 7.9%, respectively. The requested revenue requirement increase is driven by the need to maintain system reliability, accommodate customer load growth, and increase operation and maintenance expenses primarily for capital-related projects, information technology, insurance and pension contributions. The NOI also indicates that SCE's application will propose a post-test year ratemaking mechanism which would result in 2013 and 2014 incremental base revenue requirement increases, net of sales growth, of $305 million and $542 million, respectively, for the same reasons. The current schedule anticipates a final decision on SCE's 2012 GRC by the end of 2011. SCE cannot predict the revenue requirement the CPUC will ultimately authorize or precisely when a final decision will be adopted.

Environmental Developments

Midwest Generation Environmental Compliance Plans and Costs

During the second quarter of 2010, Midwest Generation continued its permitting and planning activities for NOx and SO2 controls to meet the requirements of the CPS. Midwest Generation has now received all necessary permits from the Illinois EPA allowing the installation of SNCR technology on multiple units to meet the NOx portion of the CPS.

In addition, work continued on the possible employment of FGD technology using dry scrubbing with sodium-based sorbents as a method to comply with the SO2 portion of the CPS. Testing of this technology demonstrated significant reductions in SO2 emissions when using the low-sulfur coal employed by Midwest Generation. Use of this technology in combination with low-sulfur coal is expected to require substantially less capital and installation time than the spray dryer absorber technology originally contemplated, but would likely result in higher ongoing operating costs and may consequently result in lower dispatch rates and competitiveness of Midwest Generation's plants. Also, the use of dry scrubbing with sodium-based sorbents to meet environmental regulations will likely require Midwest Generation to incur the costs of upgrading its particulate removal systems.

Based on this work, Midwest Generation estimates the cost of retrofitting all units, using dry scrubbing with sodium-based sorbents to comply with CPS requirements for SO2 emissions, at approximately $1.2 billion in 2010 dollars. If completed, these expenditures would be incurred over multiple years. Midwest Generation expects to seek permits from the Illinois EPA for select units later this year.

Decisions regarding whether or not to proceed with the above projects or other approaches to compliance remain subject to a number of factors, such as market conditions, regulatory and legislative developments, and forecasted commodity prices and capital and operating costs applicable at the time decisions are required or made. Midwest Generation could also elect to shut down units, instead of installing controls, to be in compliance with the CPS, and, therefore, decisions about any particular combination of retrofits and shutdowns it may ultimately employ to comply with the CPS also remain subject to conditions applicable at the time decisions are required or made. Due to existing uncertainties about these factors, Midwest Generation may defer final decisions about particular units for the maximum time available. Accordingly, final decisions on whether to install controls, to install particular kinds of controls, and to actually expend capital that is budgeted may not occur until 2012 for some of the units and potentially later for others.

Environmental Regulation Developments

Greenhouse Gas Regulation Developments

In June 2010, the US EPA published its final greenhouse gas tailoring rule, with less stringent statutory emissions thresholds for greenhouse gases than those originally proposed in late 2009. Since the rule affects only new or modified sources, it is not expected to have any immediate effect on the fossil-fuel generating stations of SCE or EMG.

Transport Rule and Coal Combustion Waste Regulation

In June and July of 2010, two proposed rules were published. The first proposed rule, known as the Transport Rule (a replacement for the CAIR), would substantially reduce power plant emissions of NOx and SO2 starting in 2012, with additional reductions in 2014, and would impose new limitations on emissions allowance trading. The second proposal relates to the handling of coal combustion wastes.

California Renewable Energy Developments

In June 2010, CARB released a proposed Renewable Electricity Standard regulation, which would require most retail sellers of electricity in California to procure 33% of their electricity from eligible renewable energy resources by 2020. The California legislature is also contemplating legislation to adopt a 33% renewables portfolio standard that may supersede the CARB regulation and impose its own program structure. SCE believes that achieving a 33% renewables portfolio standard in this timeframe will be highly ambitious, given the magnitude of the infrastructure build-out required and the slow pace of transmission permitting and approvals.

Once-Through Cooling

On May 4, 2010, the California State Water Resources Board issued a final policy, which establishes closed-cycle wet cooling as required technology for retrofitting existing once-through cooled plants like San Onofre and many of the existing fossil-fueled power plants along the California coast. The final policy requires an independent engineering study to be conducted regarding the feasibility of compliance by California's two coastal nuclear power plants. Depending on the results of the study, the required compliance may result in significant capital expenditures at San Onofre and may affect its operations. It may also significantly impact SCE's ability to procure generating capacity from fossil-fueled plants that use ocean water in once-through cooling systems, system reliability and the cost of electricity to the extent other coastal power plants in California are forced to shut down or limit operations.

For further description discussion, see "Edison International Notes to Consolidated Financial Statements—Note 6. Commitments and Contingencies—Contingencies—Environmental Developments."

EMG Renewable Program

EMG has four projects totaling 600 MW under construction. Included among the projects under construction is the 130 MW Taloga project, which is slated to utilize wind turbines that are subject to a legal dispute. EMG also had a development pipeline of potential wind projects with projected installed capacity of approximately 3,400 MW at June 30, 2010. EMG had a purchase contract for 69 MW of wind turbines, and 33 MW of wind turbines in storage, that are to be used for projects not yet under construction as of June 30, 2010, excluding turbine purchase contracts for 199 MW of wind turbines that are subject to a legal dispute. EMG has deferred delivery and payment for the 69 MW of turbines under the purchase contract to January 2011. If EMG is unable to develop such projects on acceptable terms and conditions, certain turbine orders may be terminated, which would result in a material charge. The pace of additional growth in EMG's renewables program will be subject to the availability of projects that meet EMG's requirements and the capital needed for development, which will be affected by the extent of internally generated cash flow and future decisions about capital expenditures for environmental compliance by its coal fleet. Consequently, pending substantial progress on or financing of the environmental retrofits, growth of the renewables program may depend upon the availability of third-party financing.

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

Parent Company Liquidity

The parent company's liquidity and its ability to pay operating expenses and dividends to common shareholders have historically been dependent on dividends from SCE, tax-allocation payments under its tax-allocation agreements with its subsidiaries, and access to bank and capital markets. Given its subsidiaries' plans to use their cash flows for their respective capital needs, Edison International (parent) expects to incur additional borrowings to fund its dividends to common shareholders and operating expenses.

At June 30, 2010, Edison International (parent) had approximately $27 million of cash and equivalents. The following table summarizes the status of the Edison International (parent) credit facility at June 30, 2010:

(in millions)	Edison International (parent)

Commitment	$1,426
Outstanding borrowings	(215)
Outstanding letters of credit	—

Amount available	$1,211

Edison International has a debt covenant in its credit facility that requires a consolidated debt to total capitalization ratio of less than or equal to 0.65 to 1. At June 30, 2010, Edison International's consolidated debt to total capitalization ratio was 0.53 to 1.

SOUTHERN CALIFORNIA EDISON COMPANY

RESULTS OF OPERATIONS

SCE's results of operations are derived mainly through two sources:

•
Utility earning activities, which mainly represent CPUC- and FERC-authorized base rates, which allow a reasonable return, and CPUC-authorized incentive mechanisms; and

•
Utility cost-recovery activities, which mainly represent CPUC-authorized balancing accounts, which allow recovery of costs (including carrying costs) incurred or provide mechanisms to track and recover or refund differences in forecasted and actual amounts. Balancing accounts (except for certain capital-related projects) do not allow for a return.

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

Utility cost-recovery activities include rates which provide for recovery, subject to reasonableness review, of fuel costs, purchased power costs, certain operation and maintenance expenses (including public purpose related program costs), and depreciation expense related to certain projects. There is no return earned on cost-recovery expenses.

Electric Utility Results of Operations

The following table is a summary of SCE's results of operations for the periods indicated. The presentation below separately identifies utility earning activities and utility cost-recovery activities.

 Three Months Ended June 30, 2010 versus June 30, 2009

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009

(in millions)	Utility Earning Activities	Utility Cost- Recovery Activities[1,2]	Total Consolidated	Utility Earning Activities	Utility Cost- Recovery Activities[1,2]	Total Consolidated

Operating revenue	$1,308	$939	$2,247	$1, 253	$1,020	$2,273

Fuel and purchased power	—	706	706	—	739	739
Operation and maintenance	537	218	755	516	246	762
Depreciation, decommissioning and amortization	306	14	320	275	14	289
Property and other taxes	61	1	62	61	—	61
Gain on sale of assets	—	—	—	—	(1)	(1)

Total operating expenses	904	939	1,843	852	998	1,850

Operating income	404	—	404	401	22	423
Net interest expense and other	(85)	—	(85)	(87)	—	(87)

Income before income taxes	319	—	319	314	22	336
Income tax expense (benefit)	5	—	5	(198)	—	(198)

Net income	314	—	314	512	22	534
Net income attributable to noncontrolling interests	—	—	—	—	22	22
Dividends on preferred and preference stock not subject to mandatory redemption	13	—	13	13	—	13

Net income available for common stock	$301	$—	$301	$499	$—	$499

Core Earnings[3]			$248			$199
Non-Core Earnings:
Global Settlement			53			300
Tax impact of health care legislation			—			—

Total SCE GAAP Earnings			$301			$499

1
Effective January 1, 2010, SCE deconsolidated the Big 4 projects which affects comparability of cost-recovery activities (see "Edison International Notes to Consolidated Financial Statements Note 13. Variable Interest Entities" for further discussion). Included in the three- and six-month periods ended June 30, 2009, respectively, were the following balances related to the Big 4 projects:

(in millions)	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009

Operating revenue	$131	$274

Fuel	76	177
Operation and maintenance	25	46
Depreciation	8	17

Total operating expenses	109	240

Net income	$22	$34

2
Effective July 1, 2009, SCE transferred Mountainview Power Company, LLC, to SCE (see "Note 8. Property and Plant" in the 2009 Form 10-K for further discussion). As a result of the transfer and for comparability purposes, Mountainview's 2009 activities ($27 million for both operating revenue and total expenses for the three months ended June 30, 2009 and $49 million for both operating revenue and total expenses for the six months ended June 30, 2009) were reclassified from cost-recovery activities to utility earnings activities consistent with the 2010 regulatory recovery mechanism.

3
See use of Non-GAAP financial measure in "Edison International Overview—Highlights of Operating Results."

 Utility Earning Activities

Utility earning activities were primarily affected by the following:

•
Higher operating revenue of $55 million primarily due to the following:

•
$40 million increase related to implementation of the 2009 GRC (effective January 1, 2009) which authorized a 4.25% increase in 2010 authorized revenue.

•
$15 million increase related to revenue requirements for capital projects recovered through CPUC-authorized balancing accounts primarily related to the steam generator replacement project and the EdisonSmartConnectTM project.

•
$5 million increase related to the 2009 and 2010 FERC rate cases effective March 1, 2009 and March 1, 2010, respectively (see "SCE: Liquidity and Capital Resources—Regulatory Proceedings—2010 FERC Rate Case" for further discussion).

•
Higher operation and maintenance expense of $21 million including the impact of curtailed spending last year due to the timing of the 2009 GRC decision. The increase in operation and maintenance expense was primarily in the following areas:

•
$15 million of higher transmission and distribution expenses. In addition to the impact of curtailed spending, the 2010 increase reflects higher costs to support system reliability and infrastructure replacement, increases in preventive maintenance work and training costs.

•
$10 million of higher expenses related to higher general liability insurance, a nuclear insurance refund received in 2009, and higher injury and damage claims.

    Partially offset by:

  •
  $10 million of lower generation expenses primarily related to a $15 million hydrogen energy project payment made in the second quarter of 2009, which was subsequently approved for balancing account treatment in December 2009.

•
Higher depreciation expense of $31 million primarily resulting from increased capital investments including capitalized software costs.

See "—Income Taxes" below for discussion of lower income taxes during the three months ended June 30, 2010 compared to the same period in 2009.

Utility Cost-Recovery Activities

Excluding the impact of deconsolidation of the Big 4 projects (see "Edison International Notes to Consolidated Financial Statements Note 13. Variable Interest Entities"), utility cost-recovery activities were primarily affected by:

•
Higher purchased power expense of $29 million primarily due to: higher QF purchased power expense of $120 million primarily due to higher natural gas prices and higher kWh purchases. This was partially offset by lower bilateral energy purchase expense of $30 million primarily due to decreased kWh purchases. Realized losses on economic hedging activities were $38 million in 2010 and $96 million in 2009. Changes in realized losses on economic hedging activities were primarily due to settled natural gas prices being lower than contract prices.

•
Higher fuel expense of $14 million primarily due to higher costs at Mountainview of $15 million resulting from higher natural gas prices.

Six Months Ended June 30, 2010 versus June 30, 2009

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009

(in millions)	Utility Earning Activities	Utility Cost- Recovery Activities[1,2]	Total Consolidated	Utility Earning Activities	Utility Cost- Recovery Activities[1,2]	Total Consolidated

Operating revenue	$2,573	$1,833	$4,406	$2,457	$2,005	$4,462

Fuel and purchased power	—	1,395	1,395	—	1,480	1,480
Operation and maintenance	1,057	411	1,468	958	462	1,420
Depreciation, decommissioning and amortization	605	24	629	548	26	574
Property and other taxes	129	1	130	127	—	127
Gain on sale of assets	—	—	—	—	(1)	(1)

Total operating expenses	1,791	1,831	3,622	1,633	1,967	3,600

Operating income	782	2	784	824	38	862
Net interest expense and other	(157)	(2)	(159)	(169)	(4)	(173)

Income before income taxes	625	—	625	655	34	689
Income tax expense (benefit)	134	—	134	(77)	—	(77)

Net income	491	—	491	732	34	766
Net income attributable to noncontrolling interests	—	—	—	—	34	34
Dividends on preferred and preference stock not subject to mandatory redemption	26	—	26	25	—	25

Net income available for common stock	$465	$—	$465	$707	$—	$707

Core Earnings[3]			$451			$407
Non-Core Earnings:
Global Settlement			53			300
Tax impact of health care legislation			(39)			—

Total SCE GAAP Earnings			$465			$707

1
See footnote 1 under "—Three Months Ended June 30, 2010 versus June 30, 2009" table above.

2
See footnote 2 under "—Three Months Ended June 30, 2010 versus June 30, 2009" table above.

3
See use of Non-GAAP financial measure in "Edison International Overview—Highlights of Operating Results."

Utility Earning Activities

Utility earning activities were primarily affected by the following:

•
Higher operating revenue of $116 million primarily due to the following:

•
$80 million increase related to implementation of the 2009 GRC (effective January 1, 2009) which authorized a 4.25% increase in 2010 authorized revenue.

  •
  $30 million increase related to the 2009 and 2010 FERC rate cases effective March 1, 2009 and March 1, 2010, respectively (see "SCE: Liquidity and Capital Resources—Regulatory Proceedings—2010 FERC Rate Case" for further discussion).

  •
  $15 million increase related to revenue requirements for capital projects recovered through CPUC-authorized balancing accounts primarily related to the steam generator replacement project and the EdisonSmartConnectTM project.

•
Higher operation and maintenance expense of $99 million including the impact of curtailed spending last year due to the timing of the 2009 GRC decision. The increase in operation and maintenance expense was primarily in the following areas:

•
$45 million of higher transmission and distribution expenses. In addition to the impact of curtailed spending, the 2010 increase reflects higher costs to support system reliability and infrastructure replacement, increases in preventive maintenance work, line clearing costs and training costs.

•
$30 million of higher expenses related to higher general liability insurance, a nuclear insurance refund received in 2009, and higher injury and damage claims.

•
$5 million of higher 2010 generation expenses reflecting $10 million primarily due to additional work identified during the San Onofre Unit 2 scheduled outage and $10 million primarily due to overhaul and outage costs at Four Corners. These increases were partially offset by a $15 million hydrogen energy project payment made in the second quarter of 2009, which was subsequently approved for balancing account treatment in December 2009. During the San Onofre Unit 2 scheduled outage, SCE identified and completed additional work unrelated to the steam generator replacement that resulted in increased operation and maintenance expense and extended the outage beyond SCE's initial estimated timeframe. San Onofre Unit 2 was returned to service on April 11, 2010.

The first two of the four replacement steam generators were installed in San Onofre Unit 2 in the first quarter of 2010 and the installation of the final two steam generators at San Onofre Unit 3 is expected to begin in late 2010. The CPUC has previously adopted a mechanism establishing thresholds for recovery of SCE's incurred costs for the steam generator replacements. Costs above an established threshold will require a reasonableness review. No cost recovery will be allowed for costs incurred that exceed an authorized cap. The determination of whether a reasonableness review of costs is necessary will be made after the steam generator replacement project is completed.

As discussed in the 2009 Form 10-K, SCE is subject to the jurisdiction of the NRC with respect to its San Onofre and Palo Verde Nuclear Generating Stations. San Onofre is currently addressing a number of regulatory and performance issues, and the NRC has required SCE to take actions to provide greater assurance of compliance by San Onofre personnel with applicable NRC requirements and procedures. SCE continues to implement plans to address the identified issues. The NRC has continued to affirm that San Onofre has been operated and is being operated safely; however, a number of these issues remain outstanding, and additional issues have been identified. The cumulative impact of these regulatory and performance issues has been an increase in management focus and other resources applied at San Onofre. To the extent that these issues persist, the likelihood of further required action, and associated potential for effects on costs and operations, will increase.

•
Higher depreciation expense of $57 million primarily related to increased capital investments including capitalized software costs.

•
Lower net interest expense and other of $12 million primarily related to higher capitalized cost of equity and debt (AFUDC) resulting from a higher capitalization rate and level of construction in progress. See "Edison International Notes to Consolidated Financial Statements Note 12. Other Income and Expenses" for further detail of other income and expenses.

See "—Income Taxes" below for discussion of lower income taxes during the six months ended June 30, 2010 compared to the same period in 2009.

Utility Cost-Recovery Activities

Excluding the impact of deconsolidation of the Big 4 projects (see "Edison International Notes to Consolidated Financial Statements Note 13. Variable Interest Entities"), utility cost-recovery activities were primarily affected by:

•
Higher purchased power expense of $96 million primarily related to: higher QF purchased power expense of $250 million primarily due to higher natural gas prices and higher kWh purchases; and higher ISO-related energy costs of $75 million, including replacement power costs related to the San Onofre Unit 2 scheduled outage. This was partially offset by lower bilateral energy purchase expense of $90 million primarily due to decreased kWh purchases. Realized losses on economic hedging activities were $62 million in 2010 and $194 million in 2009. Changes in realized losses on economic hedging activities were primarily due to settled natural gas prices being lower than contract prices.

•
Lower fuel expense of $4 million primarily related to lower costs at Four Corners (coal) of $10 million and lower costs at San Onofre Unit 2 of $5 million both resulting from the outages described above. These decreases were offset by higher costs at Mountainview of $15 million resulting from higher natural gas prices.

Supplemental Operating Revenue Information

SCE's total consolidated operating revenue was $2.2 billion and $2.3 billion for the three months ended June 30, 2010 and 2009, respectively, of which $2.4 billion and $2.3 billion was related to retail billed and unbilled revenue (excluding wholesale sales and balancing account (over)/undercollections) for the same respective periods. SCE's total consolidated operating revenue was $4.4 billion and $4.5 billion for the six months ended June 30, 2010 and 2009, respectively, of which $4.4 billion and $4.2 billion was related to retail billed and unbilled revenue (excluding wholesale sales and balancing account (over)/undercollections) for the same respective periods. Retail billed and unbilled revenue increased $57 million and $201 million for the three- and six-month periods ended June 30, 2010, respectively, compared to the same periods in 2009. The quarter and year-to-date increases reflect a rate increase of $126 million and $305 million, respectively, and a sales volume decrease of $69 million and $104 million, respectively. The rate increase was due to higher system average rates for 2010 compared to the same periods in 2009 mainly due to the implementation of the 2009 CPUC GRC decision and approved FERC transmission rate changes. The sales volume decrease was due to slightly milder weather experienced during the second quarter of 2010 compared to the same period in 2009 and economic conditions. As a result of the CPUC-authorized decoupling mechanism, SCE does not bear the volumetric risk related to electricity sales (see "Overview of Ratemaking Mechanisms" in the 2009 Form 10-K).

Due to warmer weather during the summer months and SCE's rate design, operating revenue during the third quarter of each year is generally higher than other quarters.

Amounts SCE bills and collects from its customers for electric power purchased and sold by the CDWR to SCE's customers, CDWR bond-related costs and a portion of direct access exit fees are remitted to the CDWR and are not recognized as revenue by SCE. The amounts collected and remitted to CDWR were $286 million and $582 million for the three- and six-month periods ended June 30, 2010, respectively, and $391 million and $896 million for the three- and six-month periods ended June 30, 2009, respectively. Effective January 1, 2010, the CDWR-related rates were decreased primarily to refund CDWR overcollections to customers.

Income Taxes

SCE's income tax expense from continuing operations increased $203 million and $211 million during the three- and six-month periods ended June 30, 2010, respectively. The 2010 income tax expense reflects: a $39 million non-cash charge recorded in the first quarter related to the federal health care legislation enacted in March 2010; a $40 million earnings benefit due to a change in method of tax accounting for asset removal costs primarily related to SCE's infrastructure replacement program; and a $53 million earnings benefit recorded in the second quarter resulting from acceptance by the California Franchise Tax Board of the tax positions finalized with the IRS in 2009 as part of the Global Settlement for tax years 1986 through 2002. During the second quarter of 2009, SCE recognized a $300 million earnings benefit related to the federal Global Settlement finalized with the IRS. See "Edison International Notes to Consolidated Financial Statements—Note 4. Income Taxes" for further discussion.

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

Available Liquidity

As of June 30, 2010, SCE had approximately $91 million of cash and equivalents and short-term investments. As of June 30, 2010, SCE's long-term debt, including current maturities of long-term debt, was $7.1 billion.

The following table summarizes the status of SCE's credit facilities at June 30, 2010:

(in millions)	Credit Facilities[1]

Commitment	$2,894
Outstanding borrowings	(215)
Outstanding letters of credit	(11)

Amount available	$2,668

1
SCE has two revolving credit facilities with various banks; a $2.4 billion five-year credit facility that terminates in February 2013, with four one-year options to extend by mutual consent, and a $500 million three-year credit facility that terminates in March 2013.

Debt Covenant

SCE has a debt covenant in its credit facilities that limits its debt to total capitalization ratio to less than or equal to 0.65 to 1. At June 30, 2010, SCE's debt to total capitalization ratio was 0.46 to 1.

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

2010 FERC Rate Case

In September 2009, the FERC issued an order allowing SCE to implement its proposed 2010 rates effective March 1, 2010, subject to refund. The proposed rates would increase SCE's FERC revenue requirement by $107 million, or 24%, over the 2009 FERC revenue requirement primarily due to an increase in transmission rate base, and would result in an approximate 1% increase to SCE's overall system average rate. SCE has terminated settlement negotiations and begun the litigation process for the proposed 2010 rates. A final decision is expected in the second half of 2011.

Dividend Restrictions

The CPUC regulates SCE's capital structure and limits the dividends it may pay Edison International. In SCE's most recent cost of capital proceeding, the CPUC set an authorized capital structure for SCE which included a common equity component of 48%. SCE may make distributions to Edison International as long as the common equity component of SCE's capital structure remains at or above the 48% authorized level on a 13-month weighted-average basis. At June 30, 2010, SCE's 13-month weighted-average common equity component of total capitalization was 51% resulting in the capacity to pay $461 million in additional dividends.

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

(in millions)	June 30, 2010

Collateral posted as of June 30, 2010[1]	$22
Incremental collateral requirements resulting from a potential downgrade of SCE's credit rating to below investment grade	180

Total posted and potential collateral requirements[2]	$202

1
Collateral posted consisted of $8 million which was offset against net derivative liabilities and $14 million provided to counterparties and other brokers (consisting of $4 million in cash reflected in "Margin and collateral deposits" on the consolidated balance sheets and $10 million in letters of credit).

2
Total posted and potential collateral requirements may increase by an additional $13 million, based on SCE's forward position as of June 30, 2010, due to adverse market price movements over the remaining life of the existing contracts using a 95% confidence level.

 Historical Consolidated Cash Flow

This section discusses consolidated cash flows from operating, financing and investing activities.

Condensed Consolidated Statement of Cash Flows

	Six Months Ended June 30,
(in millions)	2010	2009

Cash flows provided by operating activities	$1,095	$2,054
Cash flows provided (used) by financing activities	465	(1,694)
Cash flows used by investing activities	(1,937)	(1,517)

Net decrease in cash and equivalents	$(377)	$(1,157)

Cash Flows Provided by Operating Activities

Cash provided by operating activities decreased $959 million in the second quarter of 2010, compared to the second quarter of 2009 primarily due to the impacts of the Global Settlement, which resulted in a net tax allocation payment received in 2009 from Edison International of $875 million and an increase in deferred tax liabilities related to the settlement of affirmative claims. The 2010 change was also due to the timing of cash receipts and disbursements related to working capital items and a decrease in pre-tax income.

Cash Flows Provided (Used) by Financing Activities

Financing activities for the first six months of 2010 were as follows:

•
Reissued $144 million of tax-exempt pollution control bonds due in 2035. The proceeds from these bonds were used to repay commercial paper borrowings and for general corporate purposes.

•
Issued $500 million of first refunding mortgage bonds due in 2040. The bond proceeds were used to repay commercial paper borrowings and for general corporate purposes.

•
Issued $215 million of short-term debt to fund interim working capital requirements.

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

•
Repaid a net $1.9 billion of short-term debt.

•
Repaid $150 million of first and refunding mortgage bonds.

•
Purchased $219 million of two issues of tax-exempt pollution control bonds and converted the issues to a variable rate structure. As discussed above, SCE reissued $144 million of these bonds during the first six months of 2010. SCE continues to hold the remaining $75 million of these bonds which are outstanding and have not been retired or cancelled.

•
Paid $100 million in dividends to Edison International.

Cash Flows Used by Investing Activities

Cash flows from investing activities are driven primarily by capital expenditures and funding of nuclear decommissioning trusts. Cash paid for capital expenditures was $1.8 billion and $1.4 billion for the six months ended June 30, 2010 and 2009, respectively, primarily related to transmission and distribution investments. Net purchases of nuclear decommissioning trust investments and other were $97 million and $105 million for the six months ended June 30, 2010 and 2009, respectively.

Contractual Obligations and Contingencies

Contractual Obligations

For a discussion of issuances of long-term debt, see "Edison International Notes to Consolidated Financial Statements Note 3. Liabilities and Lines of Credit—Long-Term Debt."

For a discussion of purchase obligations and capital lease obligations, see "Edison International Notes to Consolidated Financial Statements Note 6. Commitments and Contingencies—Commitments and —Other Commitments."

Contingencies

Developments related to SCE's FERC Transmission Incentives and CWIP Proceedings, Navajo Nation Litigation and Spent Nuclear Fuel are discussed in "Edison International Notes to Consolidated Financial Statements Note 6. Commitments and Contingencies—Contingencies."

Environmental Remediation

As of June 30, 2010, SCE identified 23 sites for remediation and recorded an estimated minimum liability of $38 million. SCE expects to recover 90% of its remediation costs at certain sites. SCE expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $3 million to $18 million. See "Edison International Notes to Consolidated Financial Statements Note 6. Commitments and Contingencies—Contingencies" for further discussion.

MARKET RISK EXPOSURES

For a detailed discussion of SCE's market risk exposures, including commodity price risk, credit risk and interest rate risk, see "SCE: Market Risk Exposures—Commodity Price Risk" in the year-ended 2009 MD&A.

Interest Rate Risk

At June 30, 2010, the fair market value of SCE's long-term debt (including current portion of long-term debt) was $8.1 billion, compared to a carrying value of $7.1 billion. At June 30, 2010, SCE did not believe that its short-term debt was subject to interest rate risk due to the fair value being approximately equal to the carrying value.

Commodity Price Risk

Natural Gas and Electricity Price Risk

The following table summarizes the fair values of outstanding derivative instruments used at SCE to mitigate its exposure to spot market prices. For further discussion on fair value measurements, see "Edison International Notes to Consolidated Financial Statements Note 10. Fair Value Measurements."

	June 30, 2010		December 31, 2009

(in millions)	Assets	Liabilities	Assets	Liabilities

Electricity options, swaps and forward arrangements	$1	$89	$1	$25
Natural gas options, swaps and forward arrangements	84	280	86	171
Congestion revenue rights	190	—	217	—
Tolling arrangements[1]	—	1,006	43	402
Netting and collateral	—	(8)	—	—

Total	$275	$1,367	$347	$598

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

The change in the fair value of derivative contracts for the six months ended June 30, 2010 was as follows:

(in millions)

Fair value of derivative contracts, net liability at January 1, 2010	$(251)
Total realized/unrealized net losses:
Included in regulatory assets and liabilities[1]	(919)
Purchases and settlements, net	70
Netting and collateral	8

Fair value of derivative contracts, net liability at June 30, 2010	$(1,092)

1
Due to regulatory mechanisms, SCE's realized and unrealized gains and losses are recorded as regulatory assets and liabilities.

SCE recognizes realized gains and losses on derivative instruments as purchased power expense and recovers these costs, subject to reasonableness, from ratepayers. As a result, realized gains and losses are not reflected in earnings, but may temporarily affect cash flows. Due to expected future recovery from ratepayers, unrealized gains and losses are recorded as regulatory assets or liabilities and therefore are not reflected in earnings. Realized losses on economic hedging activities were primarily due to settled natural gas prices being lower than contract prices. Unrealized losses on economic hedging activities were primarily due to lower forward heat rates (spread between electricity prices and natural gas prices) related to SCE's long-term contracts from new natural gas-fired generation facilities.

 Credit Risk

Credit risk exposure from counterparties for power and gas trading activities is measured as the sum of net accounts receivable (accounts receivable less accounts payable) and the current fair value of net derivative assets (derivative assets less derivative liabilities) reflected on the consolidated balance sheets. SCE enters into master agreements which typically provide for a right of setoff. Accordingly, SCE's credit risk exposure from counterparties is based on a net exposure under these arrangements. As of June 30, 2010, the amount of balance sheet exposure as described above broken down by the credit ratings of SCE's counterparties, was as follows:

	June 30, 2010
(in millions)	Exposure[2]	Collateral	Net Exposure

S&P Credit Rating[1]
A or higher	$217	$—	$217
A-	—	—	—
BBB+	1	—	1
BBB	—	—	—
BBB-	—	—	—
Below investment grade and not rated	—	—	—

Total	$218	$—	$218

1
SCE assigns a credit rating based on the lower of a counterparty's S&P or Moody's rating. For ease of reference, the above table uses the S&P classifications to summarize risk, but reflects the lower of the two credit ratings.

2
Exposure excludes amounts related to contracts classified as normal purchase and sales and non-derivative contractual commitments that are not recorded on the consolidated balance sheets, except for any related net accounts receivable.

The credit risk exposure set forth in the above table is comprised of less than $1 million of net account receivables and $218 million representing the fair value, adjusted for counterparty credit reserves, of derivative contracts.

The CAISO comprises 87% of the total net exposure above and is mainly related to the CRRs' fair value (see "—Commodity Price Risk" for further information).

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

Results of Continuing Operations

This section discusses operating results for the three- and six-month periods ended June 30, 2010 and 2009. EMG's continuing operations include the fossil-fueled facilities, renewable energy and gas-fired projects, energy trading, and gas-fired projects under contract, corporate interest expense and general and administrative expenses. EMG's discontinued operations include all international operations, except the Doga project.

The following table is a summary of competitive power generation results of operations for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,

(in millions)	2010	2009	2010	2009

Competitive power generation operating revenue	$495	$562	$1,147	$1,186

Fuel	160	172	374	359
Other operation and maintenance	319	244	570	483
Depreciation, decommissioning and amortization	60	58	120	114
Lease terminations and other	—	867	3	889

Total operating expenses	539	1,341	1,067	1,845
Operating income (loss)	(44)	(779)	80	(659)

Interest and dividend income	4	14	24	21
Equity in income from partnerships and unconsolidated subsidiaries – net	20	17	39	15
Other income	1	1	—	2
Interest expense – net of amounts capitalized	(66)	(75)	(133)	(152)
Other expenses	—	(5)	—	(4)

Income (loss) from continuing operations before income taxes	(85)	(827)	10	(777)

Income tax expense (benefit)	(111)	(275)	(86)	(270)
Income (loss) from continuing operations	26	(552)	96	(507)
Income (loss) from discontinued operations – net of tax	1	(7)	8	(4)

Net income (loss)	27	(559)	104	(511)
Less: Net income (loss) attributable to noncontrolling interests	—	(1)	—	(1)

Net income (loss) available for common stock	$27	$(558)	$104	$(510)

Core Earnings (Loss)[1]	$(32)	$61	$38	$118
Non-Core Earnings (Loss):
Global Settlement[2]	58	(612)	58	(624)
Discontinued Operations	1	(7)	8	(4)

Total EMG GAAP Earnings (Loss)	$27	$(558)	$104	$(510)

1
See use of Non-GAAP financial measure in "Edison International Overview—Highlights of Operating Results."

2
Includes the impact of termination of two of Edison Capital's cross-border leases and impact of state taxes related to issues resolved as part of the Global Settlement.

EMG's second quarter 2010 core earnings were lower than second quarter 2009 core earnings primarily due to the following:

•
$160 million decreased income from Midwest Generation and Homer City due to lower realized energy revenue and higher plant maintenance costs primarily attributed to scheduled plant outages during 2010. Plant maintenance and overhaul related expenses were higher in 2010 due to the deferral of plant outages in 2009. Scheduled plant maintenance for 2010 was substantially completed in the second quarter. Lower availability in 2010 compared to the same period in 2009 was also the result of deratings caused by opacity at the Homer City facilities and transmission line tornado damage impacting the Powerton Station. In addition, EMG's results were impacted by $17 million of unrealized losses during the second quarter of 2010 compared to unrealized gains of $24 million during the same period last year.

•
$33 million gain in the second quarter of 2009 from the sale of an interest in a leverage lease (Midlands Cogeneration Ventures) and lower lease income from termination of cross-border leverage leases in 2009.

These decreases were partially offset by the following:

•
$14 million increased energy trading revenue during the second quarter of 2010 due to congestion and basis trading.

•
$9 million decrease in corporate expenses due primarily to lower renewable energy development expenses.

EMG's core earnings for the six months ended June 30, 2010 were lower than core earnings for the six months ended June 30, 2009 primarily due to the following:

•
$186 million decreased income from Midwest Generation and Homer City due to lower realized energy revenue and higher plant maintenance costs primarily attributed to scheduled plant outages during 2010. Plant maintenance and overhaul related expenses were higher in 2010 due to the deferral of plant outages in 2009. Scheduled plant maintenance for 2010 was substantially completed in the first half of the year. Lower availability in 2010 compared to the same period in 2009 was also the result of deratings caused by opacity at the Homer City facilities and transmission line tornado damage impacting the Powerton Station. In addition, EMG's results were impacted by $17 million of unrealized losses during the six months ended June 30, 2010 compared to unrealized gains of $39 million during the same period last year.

•
$33 million gain in the second quarter of 2009 from the sale of an interest in a leverage lease (Midlands Cogeneration Ventures) and lower lease income from termination of cross-border leverage leases in 2009.

These decreases were partially offset by the following:

•
$51 million increased energy trading revenue due to congestion and basis trading.

•
$9 million decrease in corporate expenses due primarily to lower renewable energy development expenses.

Consolidated non-core items for EMG included:

•
An earnings benefit of approximately $58 million recorded in the second quarter of 2010 resulting from acceptance by the California Franchise Tax Board of the tax positions finalized with the IRS in 2009 as part of the Global Settlement for tax years 1986 through 2002 and revision to interest recorded on the federal Global Settlement.

Adjusted Operating Income ("AOI") – Overview

The following section and table provide a summary of results of EMG's operating projects and corporate expenses for the second quarters of 2010 and 2009 and six months ended June 30, 2010 and 2009, together with discussions of the contributions by specific projects and of other significant factors affecting these results.

The following table shows the adjusted operating income (AOI) of EMG's projects:

	Three Months Ended June 30,		Six Months Ended June 30,

(in millions)	2010	2009	2010	2009

Midwest Generation plants	$(39)	$74	$48	$188
Homer City facilities	—	47	37	83
Renewable energy projects	19	11	29	37
Energy trading	31	17	78	27
Big 4 projects	12	11	16	17
Sunrise	7	6	3	1
Doga	—	8	15	8
March Point	—	1	17	3
Westside projects	—	—	1	3
Leveraged lease income	1	1	2	12
Lease termination and other	—	(867)	(3)	(889)
Other projects	3	3	6	5
Other operating income (expense)	2	(4)	4	(10)

	36	(692)	253	(515)
Corporate administrative and general	(36)	(47)	(74)	(84)
Corporate depreciation and amortization	(4)	(4)	(8)	(7)

AOI[1]	$(4)	$(743)	$171	$(606)

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

The following table reconciles AOI to operating income (loss) as reflected on EMG's consolidated statements of income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,

(in millions)	2010	2009	2010	2009

AOI	$(4)	$(743)	$171	$(606)
Less:
Equity in earnings (losses) of unconsolidated affiliates	20	17	39	15
Dividend income from projects	2	8	18	10
Production tax credits	19	14	33	30
Other income, net	(1)	(3)	1	(2)

Operating Income (Loss)	$(44)	$(779)	$80	$(659)

Adjusted Operating Income from Consolidated Operations

Midwest Generation Plants

The following table presents additional data for the Midwest Generation plants:

	Three Months Ended June 30,		Six Months Ended June 30,

(in millions)	2010	2009	2010	2009

Operating Revenues	$281	$340	$660	$724
Operating Expenses
Fuel[1]	98	110	239	233
Plant operations	169	106	268	202
Plant operating leases	18	19	37	38
Depreciation and amortization	28	27	56	54
Administrative and general	7	5	12	10

Total operating expenses	320	267	612	537

Operating Income (Loss)	(39)	73	48	187

Other Income	—	1	—	1

AOI	$(39)	$74	$48	$188

Statistics
Generation (in GWh):
Energy only contracts	5,430	6,361	13,642	12,117
Load requirements services contract	—	447	—	1,333

Total	5,430	6,808	13,642	13,450

1
Included in fuel costs were $1 million and $14 million during the second quarters of 2010 and 2009, respectively, and $5 million and $33 million during the six months ended June 30, 2010 and 2009, respectively, related to the net cost of emission allowances. Transfers of emission allowances between Midwest Generation and Homer City are made at fair market value. Transfers of NOX emission allowances to Midwest Generation were $0.4 million and $1 million during the six months ended June 30, 2010 and 2009, respectively. Transfers of SO2 emission allowances from Midwest Generation were $5 million during the first six months of 2010. For more information regarding the price of emission allowances, see "EMG: Market Risk Exposures—Commodity Price Risk—Emission Allowances Price Risk."

AOI from the Midwest Generation plants decreased $113 million and $140 million for the second quarter and six months ended June 30, 2010, respectively, compared to the corresponding periods of 2009. The 2010 decreases in AOI were primarily attributable to an increase in plant operations costs related to scheduled plant outages, unrealized losses related to hedge contracts and a decline in realized gross margin. Plant maintenance and overhaul related expenses were higher in 2010 due to the deferral of plant outages in 2009. Scheduled plant maintenance for 2010 was substantially completed in the second quarter. The decline in realized gross margin during the second quarter was driven by lower generation, partially offset by higher capacity revenues. The year-to-date decline in realized gross margin was driven by lower average realized energy prices, partially offset by higher capacity revenues.

Included in operating revenues were unrealized gains (losses) of $(3) million and $5 million for the second quarters of 2010 and 2009, respectively, and $4 million and $20 million for the six months ended June 30, 2010 and 2009, respectively. Unrealized gains (losses) in 2010 were due to both the ineffective portion of forward and futures contracts which are derivatives that qualify as cash flow hedges, and hedge contracts which are not accounted for as cash flow hedges (referred to as economic hedges). Unrealized gains in 2009 were primarily due to economic hedge contracts that are accounted for on a mark-to-market basis.

Included in fuel expenses were unrealized gains (losses) of $(2) million and $14 million for the second quarters of 2010 and 2009, respectively, and $(7) million and $14 million for the six months ended June 30, 2010 and 2009, respectively. Unrealized gains (losses) were due to oil futures contracts, which were accounted for as economic hedges. The contracts hedge a portion of a fuel adjustment mechanism of a rail transportation contract.

For more information regarding forward market prices and unrealized gains (losses), see "EMG: Market Risk Exposures—Commodity Price Risk" and "EMG: Results of Operations—Derivative Instruments," respectively.

Homer City Facilities

The following table presents additional data for the Homer City facilities:

	Three Months Ended June 30,		Six Months Ended June 30,

(in millions)	2010	2009	2010	2009

Operating Revenues	$129	$161	$304	$326
Operating Expenses
Fuel[1]	57	63	127	127
Plant operations	39	22	76	56
Plant operating leases	27	25	52	50
Depreciation and amortization	4	3	9	8
Administrative and general	2	1	3	2

Total operating expenses	129	114	267	243

Operating Income	—	47	37	83

AOI	$—	$47	$37	$83

Statistics
Generation (in GWh)	2,289	3,025	5,243	5,683

1
Included in fuel costs were $1 million during each of the second quarters of 2010 and 2009, and $5 million and $8 million during the six months ended June 30, 2010 and 2009, respectively, related to the net cost of emission allowances. Transfers of emission allowances between Midwest Generation and Homer City are made at fair market value. Transfers of SO2 emission allowances to Homer City were $5 million during the six months ended June 30, 2010. Transfers of NOx emission allowances from Homer City were $0.4 million and $1 million during the six months ended June 30, 2010 and 2009, respectively. For more information regarding the price of emission allowances, see "EMG: Market Risk Exposures—Commodity Price Risk—Emission Allowances Price Risk."

AOI from the Homer City facilities decreased $47 million and $46 million for the second quarter and six months ended June 30, 2010, respectively, compared to the corresponding periods of 2009. The 2010 decreases in AOI were primarily attributable to an increase in plant operations costs related to scheduled plant outages, higher unrealized losses related to hedge contracts and a decline in realized gross margin. Plant maintenance and overhaul related expenses were higher in 2010 due to the deferral of plant outages in 2009. Scheduled plant maintenance for 2010 was substantially completed in the second quarter. The decline in realized gross margin was driven by lower generation and higher coal costs, partially offset by higher capacity revenues.

Included in operating revenues were unrealized gains (losses) from hedge activities of $(12) million and $5 million for the second quarters of 2010 and 2009, respectively, and $(14) million and $5 million for the six months ended June 30, 2010 and 2009, respectively. Unrealized gains (losses) in 2010 and 2009 were primarily attributable to the ineffective portion of forward and futures contracts which are derivatives that qualify as cash flow hedges. The ineffective portion of hedge contracts at Homer City was attributable to changes in the difference between energy prices at the PJM West Hub (the settlement point under forward contracts) and the energy prices at the Homer City busbar (the delivery point where power generated by the Homer City facilities is delivered into the transmission system). For more information regarding forward market prices and unrealized gains (losses), see "EMG: Market Risk Exposures—Commodity Price Risk" and "EMG: Results of Operations—Derivative Instruments."

Non-GAAP Disclosures—Fossil-Fueled Facilities

Adjusted Operating Income

AOI is equal to operating income (loss) plus other income (expense) for the fossil-fueled facilities. AOI is a non-GAAP performance measure and may not be comparable to those of other companies. Management believes that inclusion of other income (expense) is meaningful for investors as the components of other income (expense) are integral to the operating results of the fossil-fueled facilities.

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

 Renewable Energy Projects

The following table presents additional data for EMG's renewable energy projects:

	Three Months Ended June 30,		Six Months Ended June 30,

(in millions)	2010	2009	2010	2009

Operating Revenues	$34	$31	$64	$75
Production Tax Credits	19	14	33	30

	53	45	97	105

Operating Expenses
Plant operations	12	12	24	25
Depreciation and amortization	22	21	43	41
Administrative and general	—	1	1	2

Total operating expenses	34	34	68	68

AOI[1]	$19	$11	$29	$37

Statistics
Generation (in GWh)[2]	992	718	1,835	1,538

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

	Three Months Ended June 30,		Six Months Ended June 30,

(in millions)	2010	2009	2010	2009

AOI	$19	$11	$29	$37
Less:
Production tax credits	19	14	33	30

Operating Income (Loss)	$—	$(3)	$(4)	$7

2
Includes renewable energy projects that are unconsolidated at EMG. Generation excluding unconsolidated projects was 821 GWh and 1,512 GWh for the three months and six months ended June 30, 2010, respectively.

AOI from renewable energy projects increased $8 million and decreased $8 million for the second quarter and six months ended June 30, 2010, respectively, compared to the corresponding periods of 2009. The second quarter increase in AOI was primarily attributable to higher generation resulting from an increase in projects in operations. The year-to-date decrease in AOI results from higher depreciation and operations costs related to additional projects in operations, offset by the impact of the deconsolidation of two renewable projects in 2010. AOI in the second quarter and six months ended June 30, 2009 included $5 million and $16 million, respectively, of liquidated damages from availability guarantees provided by a wind turbine supplier, which compensated EMG for lower generation (none recorded in 2010). The second quarter ended June 30, 2010 did not include liquidated damages for equipment warranty related items given completion of the blade remediation program. During the second quarter of 2010, EMG received $92 million in U.S. Treasury grants, which was recorded as deferred revenue and is recognized as revenue over the life of the project.

Energy Trading

EMG seeks to generate profit by utilizing its subsidiary, EMMT, to engage in trading activities in those markets in which it is active as a result of its management of the merchant power plants of Midwest Generation and Homer City. EMMT trades power, fuel, coal, and transmission congestion primarily in the eastern U.S. power grid using products available over the counter, through exchanges, and from ISOs.

AOI from energy trading activities increased $14 million and $51 million for the second quarter and six months ended June 30, 2010, respectively, compared to the corresponding periods of 2009. The 2010 increases in AOI from energy trading activities were attributable to increased revenue in congestion and basis trading.

Adjusted Operating Income from Leveraged Lease Activities

AOI from leveraged lease income decreased by $10 million for the six months ended June 30, 2010, compared to the corresponding period of 2009 due to the termination of the cross-border leases and the sale of a lease investment during the first half of 2009.

Adjusted Operating Income from Lease Termination and Other

AOI from lease termination and other included losses of $889 million for the six months ended June 30, 2009 due to the termination of the cross-border leases. (See "Edison International Notes to Consolidated Financial Statements—Note 4. Income Taxes" of the 2009 Form 10-K, for further information.

Adjusted Operating Income from Unconsolidated Affiliates

Doga

AOI from the Doga project decreased $8 million and increased $7 million for the second quarter and six months ended June 30, 2010, respectively, compared to the corresponding periods of 2009 due to the timing of distributions. AOI is recognized when cash is distributed from the project since the Doga project is accounted for on the cost method.

March Point

AOI from the March Point project increased $14 million for the six months ended June 30, 2010, compared to the corresponding period of 2009. The 2010 increase was primarily due to an $18 million equity distribution received from the project in February 2010. EMG subsequently sold its ownership interest in the March Point project to its partner at book value.

Seasonal Disclosure

EMG's third quarter equity in income from its unconsolidated energy projects is normally higher than equity in income related to other quarters of the year due to seasonal fluctuations and higher energy contract prices during the summer months.

 Interest Related Income (Expense)

	Three Months Ended June 30,		Six Months Ended June 30,

(in millions)	2010	2009	2010	2009

Interest income	$3	$5	$6	$11

Interest expense:
EME debt	$(58)	$(68)	$(118)	$(136)
Non-recourse debt:
Midwest Generation	—	(2)	(1)	(5)
EME Funding	—	(2)	—	(4)
EME CP Holding Co.	(1)	(1)	(2)	(2)
Viento Funding II, Inc.	(4)	—	(8)	—
Other projects	(3)	(2)	(4)	(5)

	$(66)	$(75)	$(133)	$(152)

The 2010 decrease in interest expense was primarily due to higher capitalized interest and lower debt balances under EME's and Midwest Generation's credit facilities. Capitalized interest for projects under construction increased $8 million and $13 million for the second quarter and six months ended June 30, 2010, respectively, compared to the corresponding periods of 2009. The year-to-date variance was also due to the repayment of debt at EME Funding related to the Big 4 projects.

Income Taxes

EMG's income taxes from continuing operations during the second quarter of 2010 included a $58 million income tax benefit resulting from acceptance by the California Franchise Tax of the tax positions finalized with the IRS as part of the Global Settlement for tax years 1986 through 2002. In addition, the income taxes for the six months ended June 30, 2010 and 2009, included tax benefits of production and housing tax credits of $34 million during each period. During the second quarter of 2009, an income tax benefit was recorded on a pre-tax loss on termination of leverage leases at Edison Capital and impact of the federal Global Settlement finalized with the IRS.

Results of Discontinued Operations

Income from discontinued operations, net of tax, increased $8 million and $12 million for the second quarter and six months ended June 30, 2010, respectively, compared to the corresponding periods of 2009. The 2010 increase was due to lower foreign exchange rates. The year-to-date increase was due to a reduction in EMG's estimated liability due primarily to expiration of a contract indemnity during the first quarter of 2010. EMG increased its estimated liability for a tax indemnity by $6 million in the second quarter and six months ended June 30, 2009.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009

Midwest Generation plants
Non-qualifying hedges	$(4)	$18	$(6)	$34
Ineffective portion of cash flow hedges	(1)	1	3	—
Homer City facilities
Non-qualifying hedges	—	1	—	—
Ineffective portion of cash flow hedges	(12)	4	(14)	5

Total unrealized gains (losses)	$(17)	$24	$(17)	$39

At June 30, 2010, cumulative unrealized gains of $25 million were recognized from non-qualifying hedge contracts or the ineffective portion of cash flow hedges related to subsequent periods ($16 million for the remainder of 2010, $8 million for 2011, and $1 million for 2012).

Fair Value Disclosures

In determining the fair value of EMG's derivative positions, EMG uses third-party market pricing where available. For further explanation of the fair value hierarchy and a discussion of EMG's derivative instruments, see "Edison International Notes to Consolidated Financial Statements—Note 10. Fair Value Measurements" and "—Note 2. Derivative Instruments and Hedging Activities," respectively, and refer to "EMG: Results of Operations—Fair Value of Derivative Instruments" in the year-ended 2009 MD&A.

LIQUIDITY AND CAPITAL RESOURCES

Available Liquidity

At June 30, 2010, EMG and its subsidiaries had consolidated cash and cash equivalents of $746 million and a total of $961 million of capacity under its credit facilities. EMG's consolidated debt at June 30, 2010 was $4.1 billion, of which $107 million was current. In addition, EMG's subsidiaries had $3.0 billion of long-term lease obligations related to their sale-leaseback transactions that are due over periods ranging up to 25 years.

The following table summarizes the status of the EME and Midwest Generation credit facilities at June 30, 2010:

(in millions)	EME	Midwest Generation

Commitment	$600	$500
Less: Commitment from Lehman Brothers subsidiary	(36)	—

	564	500
Outstanding borrowings	—	—
Outstanding letters of credit	(100)	(3)

Amount available	$464	$497

As a result of credit ratings actions in 2010, described under "—Credit Ratings," the margins applicable to Midwest Generation's $500 million working capital facility increased 27.5 basis points. Borrowings made under this credit facility currently bear interest at LIBOR plus 1.15%, unless average utilized commitments during a period exceed $250 million, in which case the margin increases to 1.275%.

For the remainder of 2010, EMG anticipates capital expenditures of $635 million (excluding a $289 million disputed amount under a turbine supply agreement) to be funded with a combination of project-level financing, U.S. Treasury grants, cash on hand, and cash flow from operations. EMG secured a $206 million vendor financing, of which $200 million was available at June 30, 2010, and a $160 million project financing, of which $70 million was available at June 30, 2010. EMG intends to file for U.S. Treasury grants for its renewable energy projects in construction.

EMG may from time to time seek to retire or purchase its outstanding debt through cash purchases and/or exchange offers, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, EMG's liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

 Capital Investment Plan

At June 30, 2010, forecasted capital expenditures through 2012 by EMG's subsidiaries for existing projects, corporate activities and turbine commitments were as follows:

(in millions)	July through December 2010	2011	2012

Midwest Generation Plants
Plant capital expenditures	$26	$79	$10
Environmental expenditures[1]	93	145	78
Homer City Facilities
Plant capital expenditures	8	52	24
Environmental expenditures[2]	1	3	22
Renewable Projects
Capital and construction expenditures[3]	495	—	—
Turbine commitments[4]	—	85	—
Other capital expenditures	12	17	9

Total	$635	$381	$143

1
Environmental expenditures include primarily expenditures related to SNCR equipment and $156 million for expenditures during the remainder of 2010 to 2012 to retrofit initial units using dry scrubbing with sodium-based sorbents to comply with CPS requirements for SO2 emissions. Midwest Generation could elect to shut down units instead of installing controls to be in compliance with the CPS, and, therefore, decisions about any particular combination of retrofits and shutdowns it may ultimately employ to comply remain subject to conditions applicable at the time decisions are required or made. For additional discussion, see "Edison International Overview—Environmental Developments" and refer to "Environmental Regulation of Edison International and Subsidiaries" in the 2009 Form 10-K.

2
Excludes amounts that may become required under environmental regulations for future operations. For further information, see "Edison International Notes to Consolidated Financial Statements—Note 6. Commitments and Contingencies—Contingencies—Environmental Developments—Transport Rule" and "—Contingencies—Homer City New Source Review Notice of Violation.

3
Includes projects under construction where project financing has been secured. The available balance under secured financing arrangements was $270 million as of June 30, 2010. For further discussion, see "Edison International Notes to Consolidated Financial Statements—Note 3. Liabilities and Lines of Credit," and refer to "EMG: Liquidity and Capital Resources Project-Level Financing" in the year-ended 2009 MD&A.

4
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

Estimated Expenditures for Future Projects

EMG has wind turbines in storage and on order for wind projects under construction and to be used for future wind projects (turbine commitments are reflected separately in the preceding capital expenditure table). Amounts exclude balance of project costs for 102 MW available for new projects, which EMG estimates to be an additional $75 million to $120 million based on typical project costs. The pace of additional growth in EMG's renewables program will be subject to the availability of projects that meet EMG's requirements and the capital needed for development, which will be affected by the extent of internally generated cash flow and future decisions about capital expenditures for environmental compliance by its coal fleet. Consequently, pending substantial progress on or financing of the environmental retrofits, growth of the renewables programs may depend upon the availability of outside project-level debt and equity financing. Successful completion of the development of a wind project depends upon obtaining permits and agreements necessary to support an investment and may take a number of years due to factors that include local permit requirements, willingness of local utilities to purchase renewable power at sufficient prices to earn an appropriate rate of return, and availability and prices of equipment.

Historical Consolidated Cash Flow

This section discusses EMG's consolidated cash flows from operating, financing and investing activities.

Condensed Consolidated Statement of Cash Flows

	Six Months Ended June 30,
(in millions)	2010	2009

Operating cash flows used by continuing operations	$(120)	$(1,139)
Operating cash flow from discontinued operations	8	(4)

Net cash used by operating activities	(112)	(1,143)
Net cash provided (used) by financing activities	(52)	147
Net cash provided (used) by investing activities	(274)	1,233

Net increase (decrease) in cash and cash equivalents	$(438)	$237

Cash Flows Used by Operating Activities

Cash used by operating activities from continuing operations decreased $1 billion in the first six months of 2010, compared to the first six months of 2009. The 2009 change was primarily due to the impacts of the Global Settlement which resulted in remittances of net tax allocation payments to Edison International of $1.1 billion by Edison Capital related to the termination of Edison Capital's interests in cross-border leases (see "Item 8. Edison International Notes to Consolidated Financial Statements—Note 4. Income Taxes" of the 2009 Form 10-K for further discussion). In April 2010, Edison Capital funded a $253 million deposit to the IRS related to the Global Settlement. The 2010 change was also due to a decrease in cash collateral deposits for risk management and energy trading compared to 2009, $92 million received related to U.S. Treasury grants, and changes in the timing of cash receipts and disbursements related to working capital items.

Cash Flows Provided (Used) by Financing Activities

Cash provided (used) by financing activities from continuing operations decreased $199 million in the first six months of 2010, compared to the first six months of 2009. The 2010 decrease was primarily attributable to lower levels of renewable energy project financing. For further project financing details, see "Edison International Notes to Consolidated Financial Statements—Note 3. Liabilities and Lines of Credit." In addition, in January 2010, Edison Capital redeemed in full its medium-term loans.

Cash Flows Provided (Used) by Investing Activities

Cash provided (used) by investing activities from continuing operations decreased $1.5 billion in the first six months of 2010, compared to the first six months of 2009. The 2010 decrease was primarily due to $1.385 billion of net proceeds from termination of the cross-border leases at Edison Capital in 2009. The change was also due to higher expenditures for construction of renewable energy projects compared to 2009.

Credit Ratings

Overview

On June 29, 2010, Moody's lowered the credit ratings of EME to B3 from B2 and Midwest Generation to Ba2 from Ba1. EME cannot provide assurance that its current credit ratings or the credit ratings of its subsidiaries will remain in effect for any given period of time or that one or more of these ratings will not be lowered. EME notes that these credit ratings are not recommendations to buy, sell or hold its securities and may be revised at any time by a rating agency.

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

Margin, Collateral Deposits and Other Credit Support for Energy Contracts

Future cash collateral requirements may be higher than the margin and collateral requirements were at June 30, 2010, if wholesale energy prices change or if EMMT enters into additional transactions. EMG estimates that margin and collateral requirements for energy and congestion contracts outstanding as of June 30, 2010 could increase by approximately $184 million over the remaining life of the contracts using a 95% confidence level. This increase may not be offset by similar changes in the cash flows of the underlying hedged items in the same periods. Certain EMMT hedge contracts do not require margin, but contain provisions that require EMG or Midwest Generation to comply with the terms and conditions of their credit facilities. The credit facilities contain financial covenants which are described further in "—Debt Covenants and Dividend Restrictions."

Hedge contracts include provisions relating to a change in control or material adverse effect resulting from amendments or modifications to the related credit facility. EMMT has hedge contracts that do not require margin, but contain the right of each party to request additional credit support in the form of adequate assurance of performance in the case of an adverse development affecting the other party. The aggregate fair value of all derivative instruments with credit-risk-related contingent features is in an asset position at June 30, 2010 and, accordingly, the contingent features described above do not currently have a liquidity exposure. Future increases in power prices could expose EME or Midwest Generation to termination payments or additional collateral postings under the contingent features described above.

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

Credit Facility and Financial Ratios

EME's credit facility contains financial covenants which require EME to maintain a minimum interest coverage ratio and a maximum corporate-debt-to-capital ratio as such terms are defined in the credit facility.

The following table sets forth the interest coverage ratio:

	12 Months Ended
(in millions)	June 30, 2010	December 31, 2009

Ratio	1.72	1.72
Covenant threshold (not less than)	1.20	1.20

The following table sets forth the corporate-debt-to-capital ratio:

(in millions)	June 30, 2010	December 31, 2009

Corporate-debt-to-capital ratio	0.53	0.54
Covenant threshold (not more than)	0.75	0.75

 Dividend Restrictions in Major Financings

Set forth below are key ratios of EME's principal subsidiaries required by financing arrangements at June 30, 2010 or for the 12 months ended June 30, 2010:

Subsidiary	Financial Ratio	Covenant	Actual

Midwest Generation (Midwest Generation plants)	Debt to Capitalization Ratio	Less than or equal to 0.60 to 1	0.16 to 1
Homer City (Homer City facilities)	Senior Rent Service Coverage Ratio	Greater than 1.7 to 1	2.53 to 1

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

EME's Senior Notes and Guaranty of Powerton-Joliet Leases

EME is restricted under applicable agreements from the sale or disposition of assets, which includes distributions, if the aggregate net book value of all such sales and dispositions during the most recent 12-month period would exceed 10% of consolidated net tangible assets as defined in such agreements computed as of the end of the most recent fiscal quarter preceding the sale or disposition in question. At June 30, 2010, the maximum permissible sale or disposition of EME assets was $805 million.

Contractual Obligations and Contingencies

Fuel Supply and Transportation Contracts

For a discussion of fuel supply contracts and coal transportation agreements, see "Edison International Notes to Consolidated Financial Statements—Note 6. Commitments and Contingencies—Other Commitments."

Midwest Generation New Source Review Lawsuit

For a discussion of the Midwest Generation New Source Review Lawsuit, see "Edison International Notes to Consolidated Financial Statements—Note 6. Commitments and Contingencies—Contingencies—Midwest Generation New Source Review Lawsuit."

Homer City New Source Review Notice of Violation

For a discussion of the Homer City New Source Review Notice of Violation, see "Edison International Notes to Consolidated Financial Statements—Note 6. Commitments and Contingencies—Contingencies—Homer City New Source Review Notice of Violation."

Off-Balance Sheet Transactions

For a discussion of Edison International's off-balance sheet transactions, refer to "EMG: Liquidity and Capital Resources—Off-Balance Sheet Transactions" in the year-ended 2009 MD&A. There have been no significant developments with respect to Edison International's off-balance sheet transactions that affect disclosures presented in the 2009 Form 10-K.

Environmental Matters and Regulations

For a discussion of EMG's environmental matters, refer to "Environmental Regulation of Edison International and Subsidiaries" in the 2009 Form 10-K. There have been no significant developments with respect to environmental matters specifically affecting EMG since the filing of the 2009 Form 10-K, except as set forth in "Edison International Notes to Consolidated Financial Statements—Note 6. Commitments and Contingencies—Contingencies—Environmental Developments."

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

The following table depicts the average historical market prices for energy per megawatt-hour at the locations indicated for the first six months of 2010 and 2009:

	24-Hour Average Historical Market Prices[1]
	2010	2009

Midwest Generation plants
Northern Illinois Hub	$33.44	$30.08
Homer City facilities
PJM West Hub	$43.88	$41.40
Homer City Busbar	38.28	38.01

1
Energy prices were calculated at the respective delivery points using historical hourly real-time prices as published by PJM or provided on the PJM web site.

The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the Northern Illinois Hub and PJM West Hub at June 30, 2010:

	24-Hour Forward Energy Prices[1]
	Northern Illinois Hub	PJM West Hub

2010
July	$40.32	$53.39
August	39.34	52.04
September	31.05	42.66
October	26.59	40.15
November	30.05	41.16
December	32.43	44.25
2011 calendar "strip"[2]	$32.75	$45.54

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

EMMT engages in hedging activities for the fossil-fueled facilities to hedge the risk of future change in the price of electricity. The following table summarizes the hedge positions (including load-serving transactions and forward contracts accounted for on the accrual basis) as of June 30, 2010 for electricity expected to be generated during the remainder of 2010 and in 2011 and 2012:

	2010		2011		2012

	MWh (in thousands)	Average price/ MWh[1]	MWh (in thousands)	Average price/ MWh[1]	MWh (in thousands)	Average price/ MWh[1]

Midwest Generation plants
Northern Illinois and AEP/Dayton Hubs	9,835	$42.87	14,152	$37.93	2,040	$41.37
Homer City facilities[2]
PJM West Hub	2,540	71.19	2,428	52.15	1,182	51.78

Total	12,375		16,580		3,222

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

In addition, as of June 30, 2010, EMMT had entered into 1.5 bcf of natural gas futures contracts (equivalent to approximately 255 GWh of energy only contracts using a ratio of 6 MMBtu to 1 MWh) for the Midwest Generation plants to economically hedge energy price risks during 2010 at an equivalent average energy price of approximately $38.40/MWh.

Capacity Price Risk

The following table summarizes the status of capacity sales for Midwest Generation and Homer City at June 30, 2010:

				RPM Capacity Sold in Base Residual Auction		Other Capacity Sales, Net of Purchases[2]

	Installed Capacity MW	Unsold Capacity[1] MW	Capacity Sold MW	MW	Price per MW-day	MW	Average Price per MW-day	Aggregate Average Price per MW-day

July 1, 2010 to May 31, 2011
Midwest Generation	5,477	(548)	4,929	4,929	$174.29	—	$—	$174.29
Homer City	1,884	(211)	1,673	1,813	174.29	(140)	55.36	184.24
June 1, 2011 to May 31, 2012
Midwest Generation	5,477	(495)	4,982	4,582	110.00	400	85.00	107.99
Homer City	1,884	(113)	1,771	1,771	110.00	—	—	110.00
June 1, 2012 to May 31, 2013
Midwest Generation	5,477	(773)	4,704	4,704	16.46	—	—	16.46
Homer City	1,884	(148)	1,736	1,736	133.37	—	—	133.37
June 1, 2013 to May 31, 2014
Midwest Generation	5,477	(827)	4,650	4,650	27.73	—	—	27.73
Homer City	1,884	(104)	1,780	1,780	226.15	—	—	221.03	[3]

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

3
Includes the impact of a 100 MW capacity swap transactions executed prior to the base residual auction at $135 MW-day.

The RPM auction capacity prices for the delivery period of June 1, 2013 to May 31, 2014 varied between different areas of PJM. In the western portion of PJM, affecting Midwest Generation, the price of $27.73 per MW-day was substantially lower than other areas' capacity prices. The impact of lower capacity prices for this period compared to previous years will have an adverse effect on Midwest Generation's revenues unless such lower capacity prices are offset by an unavailability of competing resources and increased energy prices, which is uncertain.

Basis Risk

During the six months ended June 30, 2010, transmission congestion in PJM has resulted in prices at the individual busbars of the Midwest Generation plants being lower than those at the AEP/Dayton Hub and Northern Illinois Hub by an average of 11% and 1%, respectively, compared to 17% and less than 1%, respectively, during the six months ended June 30, 2009. During the six months ended June 30, 2010 and 2009, transmission congestion in PJM has resulted in prices at the Homer City busbar being lower than those at the PJM West Hub by an average of 13% and 8%, respectively.

Coal and Transportation Price Risk

The Midwest Generation plants and Homer City facilities purchase coal primarily from the Southern PRB of Wyoming and from mines located near the facilities in Pennsylvania, respectively. Coal purchases are made under a variety of supply agreements. The following table summarizes the amount of coal under contract at June 30, 2010 for the remainder of 2010 and the following three years:

	Amount of Coal Under Contract in Millions of Equivalent Tons[1]
	July through December 2010	2011	2012	2013

Midwest Generation plants[2]	10.2	11.7	9.8	—
Homer City facilities	2.5	4.2	1.7	0.5

1
The amount of coal under contract in tons is calculated based on contracted tons and applying an 8,800 Btu equivalent for the Midwest Generation plants and 13,000 Btu equivalent for the Homer City facilities.

2
In July 2010, Midwest Generation entered into additional contracts for the purchase of 3.9 million tons of coal for 2011.

EMG is subject to price risk for purchases of coal that are not under contract. Prices of Northern Appalachian (NAPP) coal, which are related to the price of coal purchased for the Homer City facilities, increased during 2010 from 2009 year-end prices. The market price of NAPP coal (with 13,000 Btu per pound heat content and <3.0 pounds of SO2 per MMBtu sulfur content) increased to a price of $62.75 per ton at July 2, 2010, compared to a price of $52.50 per ton at December 31, 2009, as reported by the Energy Information Administration.

Prices of PRB coal (with 8,800 Btu per pound heat content and 0.8 pounds of SO2 per MMBtu sulfur content) purchased for the Midwest Generation plants increased during 2010 from 2009 year-end prices. The market price of PRB coal increased to a price of $13.05 per ton at July 2, 2010, compared to a price of $9.25 per ton at December 31, 2009, as reported by the Energy Information Administration.

EMG has contracts for the transport of coal to its facilities. The primary contract is with Union Pacific Railroad (and various short-haul carriers), which extends through 2011. EMG is exposed to price risk related to transportation rates after the expiration of its existing transportation contracts. Current market transportation rates for PRB coal are higher than the existing rates under contract. Transportation costs are approximately half of the delivered cost of PRB coal to the Midwest Generation plants.

Emission Allowances Price Risk

EMG purchases (or sells) emission allowances for the fossil-fueled facilities based on the amounts required for actual generation in excess of (or less than) the amounts allocated to these facilities under applicable programs. In the event that actual emission allowances required are greater than allowances held, EMG is subject to price risk for purchases of emission allowances. The market price for emission allowances may vary significantly. The average purchase price of SO2 allowances decreased to $50 per ton during the six months ended June 30, 2010 from $65 per ton in 2009. The average purchase price of annual NOx allowances decreased to $974 per ton during the six months ended June 30, 2010 from $1,431 per ton in 2009. Based on broker's quotes and information from public sources, the spot price for SO2 allowances and annual NOx allowances was $15 per ton and $465 per ton, respectively, at June 30, 2010.

For a discussion of environmental regulations related to emissions, refer to "Environmental Regulation of Edison International and Subsidiaries" in the 2009 Form 10-K.

Credit Risk

The credit risk exposure from counterparties of merchant energy hedging and trading activities is measured as the sum of net receivables (accounts receivable less accounts payable) and the current fair value of net derivative assets. EMG's subsidiaries enter into master agreements and other arrangements in conducting such activities which typically provide for a right of setoff in the event of bankruptcy or default by the counterparty. At June 30, 2010, the balance sheet exposure as described above, broken down by the credit ratings of EMG's counterparties, was as follows:

	June 30, 2010
(in millions)	Exposure[2]	Collateral	Net Exposure

Credit Rating[1]
A or higher	$133	$(28)	$105
A-	120	(6)	114
BBB+	27	—	27
BBB	23	—	23
BBB-	23	—	23
Below investment grade	20	(18)	2

Total	$346	$(52)	$294

1
EMG assigns a credit rating based on the lower of a counterparty's S&P or Moody's rating. For ease of reference, the above table uses the S&P classifications to summarize risk, but reflects the lower of the two credit ratings.

2
Exposure excludes amounts related to contracts classified as normal purchase and sales and non-derivative contractual commitments that are not recorded on the consolidated balance sheets, except for any related accounts receivable.

The credit risk exposure set forth in the above table is comprised of $139 million of net accounts receivable and payables and $207 million representing the fair value of derivative contracts. The exposure is based on master netting agreements with the related counterparties. Due to developments in the financial markets, credit ratings may not be reflective of the actual related credit risks. In addition to the amounts set forth in the above table, EMG's subsidiaries have posted a $108 million cash margin in the aggregate with PJM, New York Independent System Operator (NYISO), Midwest Independent Transmission System Operator (MISO), clearing brokers and other counterparties to support hedging and trading activities. The margin posted to support these activities also exposes EMG to credit risk of the related entities.

The fossil-fueled facilities sell electric power generally into the PJM market by participating in PJM's capacity and energy markets or transact in capacity and energy on a bilateral basis. Sales into PJM accounted for approximately 67% of EMG's consolidated operating revenues for the six months ended June 30, 2010. PJM, a regional transmission organization (RTO) with over 300 member companies, maintains its own credit risk policies and does not extend unsecured credit to non-investment grade companies. Losses resulting from a PJM member default are shared by all other members using a predetermined formula. At June 30, 2010, EMG's account receivable due from PJM was $66 million.

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

Interest Rate Risk

Interest rate changes can affect earnings and the cost of capital for capital improvements or new investments in power projects. EMG mitigates the risk of interest rate fluctuations by arranging for fixed rate financing or variable rate financing with interest rate swaps, interest rate options or other hedging mechanisms for a number of its project financings. For details, see "Edison International Notes to Consolidated Financial Statements—Note 3. Liabilities and Lines of Credit." The fair market value of fixed interest rate obligations are subject to interest rate risk. The fair market value of EMG's consolidated short-term debt and long-term obligations (including current portion) was $2.8 billion at June 30, 2010, compared to the carrying value of $4.1 billion.

EDISON INTERNATIONAL PARENT AND OTHER

RESULTS OF OPERATIONS

Results of operations for Edison International parent and other includes amounts from other Edison International subsidiaries that are not significant as a reportable segment, as well as intercompany eliminations.

Edison International parent and other income from continuing operations were $16 million and $43 million for the three months ended June 30, 2010 and 2009, respectively, and $11 million and $37 million for the six months ended June 30, 2010 and 2009, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Historical Cash Flow

This section discusses Edison International (parent) and other cash flows from operating, financing and investing activities.

Condensed Statement of Cash Flows

	Six Months Ended June 30,
(in millions)	2010	2009

Cash flows used by operating activities	$(21)	$(27)
Cash flows provided (used) by financing activities	25	(274)
Cash flows provided by investing activities	7	6

Net increase (decrease) in cash and equivalents	$11	$(295)

Cash Flows Provided (Used) by Financing Activities

Financing activities for the first six months of 2010 were as follows:

•
Paid $205 million of (or $0.315 per share) dividends to Edison International common shareholders. These quarterly dividends represent an increase of $0.005 per share over quarterly dividends paid in 2009. In April 2010, the Board of Directors of Edison International declared a $0.315 per share quarterly dividend which was paid in July 2010.

•
Received $100 million of dividend payments from SCE.

•
Borrowed $130 million under Edison International's line of credit to fund interim working capital requirements.

Financing activities for the first six months of 2009 were as follows:

•
Paid $202 million of (or $0.31 per share) dividends to Edison International common shareholders. These quarterly dividends represent an increase of $0.005 per share over quarterly dividends paid in 2008.

•
Repaid a net $173 million of short-term debt.

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

 PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Homer City New Source Review Notice of Violation

Developments related to the Homer City New Source Review Notice of Violation are discussed in "Edison International Notes to Consolidated Financial Statements Note 6. Commitments and Contingencies—Contingencies—Homer City New Source Review Notice of Violation—Recent Developments."

Midwest Generation New Source Review Lawsuit

Developments related to the Midwest Generation New Source Review Lawsuit are discussed in "Edison International Notes to Consolidated Financial Statements Note 6. Commitments and Contingencies—Contingencies—Midwest Generation New Source Review Lawsuit—Recent Developments."

Mitsubishi Lawsuit

EME and Mitsubishi Power Systems Americas, Inc. are parties to a wind turbine generator supply agreement executed in March 2007 with respect to the purchase of 166 wind turbines and related services and warranties. Mitsubishi has delivered 83 wind turbines under the agreement. The remaining wind turbines, among other items, are under dispute.

EME filed a complaint on March 19, 2010, and an amended complaint on April 1, 2010, in the Superior Court of the State of California against Mitsubishi Power Systems Americas, Inc. and Mitsubishi Heavy Industries, Ltd with respect to a wind turbine generator supply agreement for the purchase of wind turbines and related services and warranties. EME's complaint alleges, among other things: (a) that the Mitsubishi entities fraudulently induced EME to enter into the supply agreement by misrepresenting the facts and circumstances surrounding Mitsubishi's rights to certain technology incorporated into the turbines; (b) that the Mitsubishi entities breached the implied covenant of good faith and fair dealing; (c) that the Mitsubishi entities breached their warranty obligations; (d) that the Mitsubishi entities repudiated the supply agreement when they failed to provide EME with adequate assurances of performance; and (e) that certain price escalation provisions in the supply agreement do not reflect the intent of the contracting parties.

The complaint asks the Court for an order finding the supply agreement void and unenforceable or, in the alternative, for an order reforming its price escalation provisions to conform to the contracting parties' intent. The complaint also requests an order of specific performance requiring the Mitsubishi entities to honor their warranties with respect to equipment already purchased, an award of monetary damages (including exemplary and punitive damages), and an accounting of all amounts due under the supply agreement, including reimbursement to EME of amounts previously paid for units it can no longer use and is excused from accepting, together with prejudgment interest, and such other relief as the Court may deem just and proper. In June 2010, EME filed a motion to amend its complaint to include, among other things, additional support for its claims.

The failure of the Mitsubishi entities to perform certain previously contracted services pertaining to the Taloga project, including delivery and commissioning of turbines still in storage, could delay the development of the Taloga project. If the Taloga project does not achieve commercial operation by March 31, 2011, subject to extension under certain circumstances, Taloga's offtaker could seek to terminate or renegotiate its power purchase agreement.

 Navajo Nation Litigation

Developments related to the Navajo Nation Litigation are discussed in "Edison International Notes to Consolidated Financial Statements Note 6. Commitments and Contingencies—Contingencies—Navajo Nation Litigation."

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total Number of Shares (or Units) Purchased[1]	(b) Average Price Paid per Share (or Unit)[1]	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

April 1, 2010 to April 30, 2010	247,095	$33.78	—	—
May 1, 2010 to May 31, 2010	1,046,903	$32.80	—	—
June 1, 2010 to June 30, 2010	603,223	$32.68	—	—

Total	1,897,221	$32.89	—	—

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

ITEM 6.    EXHIBITS

10.1	Edison International Director Matching Gifts Program, as adopted June 24, 2010
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32	Statement Pursuant to 18 U.S.C. Section 1350
101
Financial statements from the quarterly report on Form 10-Q of Edison International for the quarter ended June 30, 2010, filed on August 5, 2010, formatted in XBRL: (i) the Consolidated Statements of Income (Loss); (ii) the Consolidated Statements of Comprehensive Income (Loss); (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDISON INTERNATIONAL
(Registrant)
By:	/s/ MARK C. CLARKE Mark C. Clarke Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)

Date: August 5, 2010