Form 10-Q
period 2010-09-30
EDISON INTERNATIONAL
filed 2010-10-29
CIK 827052

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at October 26, 2010
Common Stock, no par value	325,811,206

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

2009 Form 10-K	Edison International's Annual Report on Form 10-K for the year ended December 31, 2009
AB	Assembly Bill
AFUDC	allowance for funds used during construction
Ambit project	American Bituminous Power Partners, L.P.
AOI	Adjusted Operating Income (Loss)
APS	Arizona Public Service Company
ARO(s)	asset retirement obligation(s)
BACT	best available control technology
BART	best available retrofit technology
Bcf	billion cubic feet
Big 4	Kern River, Midway-Sunset, Sycamore and Watson natural gas power projects
Btu	British thermal units
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAISO	California Independent System Operator
CAMR	Clean Air Mercury Rule
CARB	California Air Resources Board
Commonwealth Edison	Commonwealth Edison Company
CDWR	California Department of Water Resources
CEC	California Energy Commission
CONE	cost of new entry
CPS	Combined Pollutant Standard
CPUC	California Public Utilities Commission
CRRs	congestion revenue rights
DCR	Devers-Colorado River
DOE	U.S. Department of Energy
DOJ	U.S. Department of Justice
DRA	Division of Ratepayer Advocates
DWP	Los Angeles Department of Water & Power
EME	Edison Mission Energy
EMG	Edison Mission Group Inc.
EMMT	Edison Mission Marketing & Trading, Inc.
EPS	earnings per share
ERRA	energy resource recovery account
EWG	Exempt Wholesale Generator
Exelon Generation	Exelon Generation Company LLC
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FGD	flue gas desulfurization
FGIC	Financial Guarantee Insurance Company
FTRs	firm transmission rights
Four Corners	coal fueled electric generating facility located in Farmington, New Mexico in which Edison International holds a 48% ownership interest
GAAP	generally accepted accounting principles

i

Global Settlement	A settlement between Edison International and the IRS that resolved federal tax disputes related to Edison Capital's cross-border, leveraged leases through 2009, and all other outstanding federal tax disputes and affirmative claims for tax years 1986 through 2002 and related matters with state tax authorities.
GRC	General Rate Case
GWh	Gigawatt-hours
Homer City	EME Homer City Generation L.P.
Illinois EPA	Illinois Environmental Protection Agency
Illinois PCB	Illinois Pollution Control Board
Investor-Owned Utilities	SCE, SDG&E and PG&E
IRS	Internal Revenue Service
ISO	Independent System Operator
kWh(s)	kilowatt-hour(s)
LIBOR	London Interbank Offered Rate
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations in this report
MEHC	Mission Energy Holding Company
Midwest Generation	Midwest Generation, LLC
Midwest Generation Plants	EME's power plants (fossil fuel) located in Illinois
MMBtu	million British thermal units
Mohave	two coal fueled electric generating facilities that no longer operate located in Clark County, Nevada in which SCE holds a 56% ownership interest
Moody's	Moody's Investors Service
MRTU	Market Redesign and Technology Upgrade
MW	megawatts
MWh	megawatt-hours
NAAQS	national ambient air quality standards
NAPP	Northern Appalachian
NERC	North American Electric Reliability Corporation
Ninth Circuit	U.S. Court of Appeals for the Ninth Circuit
NOV	notice of violation
NOx	nitrogen oxide
NRC	Nuclear Regulatory Commission
NSR	New Source Review
PADEP	Pennsylvania Department of Environmental Protection
Palo Verde	large pressurized water nuclear electric generating facility located near Phoenix, Arizona in which SCE holds a 15.8% ownership interest
PBOP(s)	Postretirement benefits other than pension(s)
PBR	performance-based ratemaking
PG&E	Pacific Gas & Electric Company
PJM	PJM Interconnection, LLC
POD	Presiding Officer's Decision
PRB	Powder River Basin
PSD	Prevention of Significant Deterioration
PUHCA 2005	Public Utility Holding Company Act of 2005
PX	California Power Exchange
QF(s)	qualifying facility(ies)
RGGI	Regional Greenhouse Gas Initiative
RICO	Racketeer Influenced and Corrupt Organization

ii

ROE	return on equity
RPM	reliability pricing model
RTO	Regional Transmission Organization
S&P	Standard & Poor's Ratings Services
San Onofre	large pressurized water nuclear electric generating facility located in south San Clemente, California in which SCE holds a 78.21% ownership interest
SB	Senate Bill
SCAQMD	South Coast Air Quality Management District
SCE	Southern California Edison Company
SCR	selective catalytic reduction
SNCR	selective non-catalytic reduction
SDG&E	San Diego Gas & Electric
SEC	U.S. Securities and Exchange Commission
SIP(s)	State Implementation Plan(s)
SO2	sulfur dioxide
SRP	Salt River Project Agricultural Improvement and Power District
TURN	The Utility Reform Network
US EPA	U.S. Environmental Protection Agency
VIE(s)	variable interest entity(ies)

iii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Income	Edison International
	Three Months Ended September 30,		Nine Months Ended September 30,

(in millions, except per-share amounts)	2010	2009	2010	2009

	(Unaudited)
Electric utility	$3,097	$3,068	$7,502	$7,529
Competitive power generation	691	596	1,838	1,781

Total operating revenue	3,788	3,664	9,340	9,310

Fuel	328	406	877	1,120
Purchased power	1,118	1,032	2,337	2,155
Operation and maintenance	1,102	1,093	3,285	3,136
Depreciation, decommissioning and amortization	378	365	1,127	1,053
Lease terminations and other	—	—	2	888

Total operating expenses	2,926	2,896	7,628	8,352

Operating income	862	768	1,712	958
Interest and dividend income	4	2	27	29
Equity in income from partnerships and unconsolidated subsidiaries – net	62	35	101	34
Other income	33	74	103	131
Interest expense – net of amounts capitalized	(175)	(187)	(518)	(556)
Other expenses	(12)	(16)	(39)	(41)

Income from continuing operations before income taxes	774	676	1,386	555
Income tax expense (benefit)	247	232	261	(169)

Income from continuing operations	527	444	1,125	724
Income (loss) from discontinued operations – net of tax	(4)	(1)	4	(5)

Net income	523	443	1,129	719
Less: Net income attributable to noncontrolling interests	13	40	39	82

Net income attributable to Edison International common shareholders	$510	$403	$1,090	$637

Amounts attributable to Edison International common shareholders:
Income from continuing operations, net of tax	$514	$404	$1,086	$642
Income (loss) from discontinued operations, net of tax	(4)	(1)	4	(5)

Net income attributable to Edison International common shareholders	$510	$403	$1,090	$637

Basic earnings per common share attributable to Edison International common shareholders:
Weighted-average shares of common stock outstanding	326	326	326	326
Continuing operations	$1.57	$1.23	$3.32	$1.95
Discontinued operations	(0.01)	—	0.01	(0.01)

Total	$1.56	$1.23	$3.33	$1.94

Diluted earnings per common share attributable to Edison International common shareholders:
Weighted-average shares of common stock outstanding, including effect of dilutive securities	328	329	328	328
Continuing operations	$1.57	$1.22	$3.30	$1.95
Discontinued operations	(0.01)	—	0.01	(0.01)

Total	$1.56	$1.22	$3.31	$1.94

Dividends declared per common share	$0.315	$0.310	$0.945	$0.930

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income	Edison International
	Three Months Ended September 30,		Nine Months Ended September 30,

(in millions)	2010	2009	2010	2009

	(Unaudited)
Net Income	$523	$443	$1,129	$719
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments – net	—	—	—	4
Pension and postretirement benefits other than pensions:
Net gain arising during the period	1	—	13	1
Amortization of net (gain) loss included in net income	1	1	(5)	4
Prior service adjustment arising during the period	—	—	2	—
Amortization of prior service adjustment	—	—	(2)	—
Unrealized gain (loss) on derivatives qualified as cash flow hedges:
Unrealized holding gain (loss) arising during the period, net of income tax expense (benefit) of $29 and $(4) for the three months and $41 and $44 for the nine months ended September 30, 2010 and 2009, respectively	43	(5)	61	56
Reclassification adjustments included in net income, net of income tax benefit of $5 and $52 for the three months and $54 and $75 for the nine months ended September 30, 2010 and 2009, respectively	(7)	(72)	(80)	(104)

Other comprehensive income (loss)	38	(76)	(11)	(39)

Comprehensive income	561	367	1,118	680
Less: Comprehensive income attributable to noncontrolling interests	13	40	39	82

Comprehensive income attributable to Edison International	$548	$327	$1,079	$598

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International
(in millions)	September 30, 2010	December 31, 2009

	(Unaudited)
ASSETS
Cash and equivalents	$2,009	$1,673
Short-term investments	4	10
Receivables, less allowances of $59 and $53 for uncollectible accounts at respective dates	1,075	1,017
Accrued unbilled revenue	612	347
Inventory	547	533
Derivative assets	174	357
Restricted cash	15	69
Margin and collateral deposits	91	125
Regulatory assets	404	120
Other current assets	110	179

Total current assets	5,041	4,430

Competitive power generation and other property – less accumulated depreciation of $1,794 and $2,231 at respective dates	5,265	5,147
Nuclear decommissioning trusts	3,347	3,140
Investments in partnerships and unconsolidated subsidiaries	581	216
Other investments	251	251

Total investments and other assets	9,444	8,754

Utility plant, at original cost:
Transmission and distribution	23,747	22,214
Generation	2,731	2,667
Accumulated depreciation	(6,097)	(5,921)
Construction work in progress	3,020	2,701
Nuclear fuel, at amortized cost	340	305

Total utility plant	23,741	21,966

Derivative assets	266	268
Restricted deposits	44	43
Rent payments in excess of levelized rent expense under plant operating leases	1,186	1,038
Regulatory assets	5,227	4,139
Other long-term assets	617	806

Total long-term assets	7,340	6,294

Total assets	$45,566	$41,444

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International
(in millions, except share amounts)	September 30, 2010	December 31, 2009

	(Unaudited)
LIABILITIES AND EQUITY
Short-term debt	$98	$85
Current portion of long-term debt	43	377
Accounts payable	1,228	1,347
Accrued taxes	163	186
Accrued interest	200	196
Customer deposits	224	238
Derivative liabilities	231	107
Regulatory liabilities	804	367
Other current liabilities	896	884

Total current liabilities	3,887	3,787

Long-term debt	12,117	10,437

Deferred income taxes	4,896	4,334
Deferred investment tax credits	103	102
Customer advances	114	119
Derivative liabilities	1,330	529
Pensions and benefits	2,143	2,061
Asset retirement obligations	3,372	3,241
Regulatory liabilities	3,663	3,328
Other deferred credits and other long-term liabilities	2,395	2,500

Total deferred credits and other liabilities	18,016	16,214

Total liabilities	34,020	30,438

Commitments and contingencies (Note 6)
Common stock, no par value (800,000,000 shares authorized; 325,811,206 shares issued and outstanding at each date)	2,325	2,304
Accumulated other comprehensive income	26	37
Retained earnings	8,283	7,500

Total Edison International's common shareholders' equity	10,634	9,841
Noncontrolling interests	5	258
Preferred and preference stock of utility not subject to mandatory redemption	907	907

Total equity	11,546	11,006

Total liabilities and equity	$45,566	$41,444

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Edison International
	Nine Months Ended September 30,
(in millions)	2010	2009

	(Unaudited)
Cash flows from operating activities:
Net income	$1,129	$719
Less: Income (loss) from discontinued operations	4	(5)

Income from continuing operations	1,125	724
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, decommissioning and amortization	1,127	1,053
Regulatory impacts of net nuclear decommissioning trust earnings (reflected in accumulated depreciation)	106	133
Other amortization	90	95
Lease terminations and other	2	888
Stock-based compensation	20	17
Equity in income from partnerships and unconsolidated subsidiaries – net	(101)	(34)
Distributions and dividends from unconsolidated entities	76	5
Deferred income taxes and investment tax credits	414	(1,322)
Income from leveraged leases	(3)	(13)
Changes in operating assets and liabilities:
Receivables	(184)	(154)
Inventory	(27)	4
Restricted cash	53	(148)
Margin and collateral deposits – net of collateral received	32	(99)
Other current assets	(244)	(65)
Rent payments in excess of levelized rent expense	(148)	(161)
Accounts payable	28	267
Accrued taxes	(23)	(318)
Other current liabilities	(129)	9
Derivative assets and liabilities – net	1,079	(414)
Regulatory assets and liabilities – net	(530)	951
Proceeds from U.S. Treasury grants	92	—
Other assets	(42)	(136)
Other liabilities	(67)	835
Operating cash flows from discontinued operations	4	(5)

Net cash provided by operating activities	2,750	2,112

Cash flows from financing activities:
Long-term debt issued	1,652	939
Long-term debt issuance costs	(35)	(25)
Long-term debt repaid	(371)	(566)
Bonds repurchased	—	(219)
Short-term debt financing – net	13	(2,058)
Settlements of stock-based compensation – net	(7)	4
Cash contributions from noncontrolling interests	—	2
Dividends and distributions to noncontrolling interests	(39)	(88)
Dividends paid	(308)	(303)

Net cash provided (used) by financing activities	$905	$(2,314)

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Edison International
	Nine Months Ended September 30,
(in millions)	2010	2009

	(Unaudited)
Cash flows from investing activities:
Capital expenditures	$(3,129)	$(2,287)
Purchase of interest in acquired companies	(4)	(7)
Proceeds from termination of leases	—	1,420
Proceeds from sale of nuclear decommissioning trust investments	903	1,814
Purchases of nuclear decommissioning trust investments and other	(1,036)	(1,977)
Proceeds from partnerships and unconsolidated subsidiaries, net of investment	35	10
Maturities and sale of short-term investments	7	3
Purchases of short-term investments	(1)	(1)
Investments in other assets	(3)	(278)
Effect of consolidation and deconsolidation of variable interest entities	(91)	—

Net cash used by investing activities	(3,319)	(1,303)

Net increase (decrease) in cash and equivalents	336	(1,505)
Cash and equivalents, beginning of period	1,673	3,916

Cash and equivalents, end of period	$2,009	$2,411

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

In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to fairly state the consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America for the periods covered by this quarterly report on Form 10-Q. The results of operations for the three- and nine-month periods ended September 30, 2010 are not necessarily indicative of the operating results for the full year.

The December 31, 2009 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Except as indicated, amounts presented in the Notes to the Consolidated Financial Statements relate to continuing operations.

Cash and Equivalents

Cash equivalents included money market funds totaling $1.71 billion and $1.46 billion at September 30, 2010 and December 31, 2009, respectively. The carrying value of cash equivalents approximates the fair value, as all investments have maturities of three months or less. For further discussion of money market funds, see Note 10.

Edison International temporarily invests the ending daily cash balance in its primary disbursement accounts until required for check clearing. Edison International reclassified $320 million and $224 million of checks issued against these accounts, but not yet paid by the financial institution, from cash to accounts payable at September 30, 2010 and December 31, 2009, respectively.

Earnings Per Share

Edison International computes EPS using the two-class method, which is an earnings allocation formula that determines EPS for each class of common stock and participating security. Edison International's participating securities are stock-based compensation awards payable in common shares, including stock options, performance shares and restricted stock units, which earn dividend equivalents on an equal basis with common shares. Stock options awarded during the period 2003 through 2006 received dividend equivalents. Stock options awarded prior to 2003 and after 2006 were granted without a dividend equivalent feature. EPS attributable to Edison International common shareholders was computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

(in millions, except per share amounts)	2010	2009	2010	2009

	(Unaudited)
Basic earnings per share – continuing operations:
Income from continuing operations attributable to common shareholders, net of tax	$514	$404	$1,086	$642
Participating securities dividends	(3)	(4)	(5)	(5)

Income from continuing operations available to common shareholders	$511	$400	$1,081	$637

Weighted average common shares outstanding	326	326	326	326

Basic earnings per share – continuing operations	$1.57	$1.23	$3.32	$1.95

Diluted earnings per share – continuing operations:
Income from continuing operations available to common shareholders	$511	$400	$1,081	$637
Income impact of assumed conversions	2	2	3	2

Income from continuing operations and assumed conversions available to common shareholders	$513	$402	$1,084	$639

Weighted average common shares outstanding	326	326	326	326
Incremental shares from assumed conversions	2	3	2	2

Adjusted weighted average shares – diluted	328	329	328	328

Diluted earnings per share – continuing operations	$1.57	$1.22	$3.30	$1.95

Stock-based compensation awards to purchase 9,700,218 and 6,279,410 shares of common stock for the three months ended September 30, 2010 and 2009, respectively, and 6,154,826 and 8,645,549 shares of common stock for the nine months ended September 30, 2010 and 2009, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the awards was greater than the average market price of the common shares; and therefore, the effect would have been antidilutive.

Inventory

Inventory is stated at the lower of cost or market, cost being determined by the weighted-average cost method for fuel, and the average cost method for materials and supplies. Inventory at September 30, 2010 and December 31, 2009 consisted of the following:

(in millions)	September 30, 2010	December 31, 2009

	(Unaudited)
Coal, gas, fuel oil and raw materials	$171	$158
Spare parts, materials and supplies	376	375

Total	$547	$533

Margin and Collateral Deposits

Margin and collateral deposits include cash deposited with counterparties and brokers and cash received from counterparties and brokers as credit support under energy contracts. The amount of margin and collateral deposits generally varies based on changes in the value of the positions. Edison

International nets margin and cash collateral deposits subject to a master netting arrangement with its derivative positions on its consolidated balance sheets. The following table summarizes margin and collateral deposits provided to and received from counterparties:

(in millions)	September 30, 2010	December 31, 2009

	(Unaudited)
Collateral provided to counterparties:
Offset against derivative liabilities	$9	$49
Reflected in margin and collateral deposits	91	125
Collateral received from counterparties:
Offset against derivative assets	118	124
Reflected in other current liabilities	56	59

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

A portion of SCE's purchased power supply is subject to natural gas price volatility. SCE's natural gas price exposure arises from purchasing natural gas for generation at the Mountainview power plant and peaker plants, from bilateral contracts where pricing is based on natural gas prices (this includes contract energy prices for some renewable QFs which are based on the monthly index price of natural gas delivered at the southern California border), and power contracts in which SCE has agreed to provide the natural gas needed for generation, referred to as tolling arrangements.

Notional Volumes of Derivative Instruments

The following table summarizes the notional volumes of derivatives used for hedging activities:

		Economic Hedges
Commodity	Unit of Measure	September 30, 2010	December 31, 2009

		(Unaudited)
Electricity options, swaps and forward arrangements	GWh	12,721	14,868
Natural gas options, swaps and forward arrangements	Bcf	272	266
Congestion revenue rights	GWh	146,538	195,367
Tolling arrangements[1]	GWh	115,681	116,398

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

Fair Value of Derivative Instruments

The following table summarizes the gross and net fair values of commodity derivative instruments at September 30, 2010:

	Derivative Assets			Derivative Liabilities

(in millions)	Short- Term	Long- Term	Subtotal	Short- Term	Long- Term	Subtotal	Net Liability

	(Unaudited)
Non-trading activities:
Economic hedges	$69	$192	$261	$230	$1,298	$1,528	$1,267
Netting and collateral	—	—	—	(5)	—	(5)	(5)

Total	$69	$192	$261	$225	$1,298	$1,523	$1,262

The following table summarizes the gross and net fair values of commodity derivative instruments at December 31, 2009:

	Derivative Assets			Derivative Liabilities

(in millions)	Short- Term	Long- Term	Subtotal	Short- Term	Long- Term	Subtotal	Net Liability

	(Unaudited)
Non-trading activities:
Economic hedges	$160	$187	$347	$102	$496	$598	$251

Income Statement Impact of Derivative Instruments

SCE recognizes realized gains and losses on derivative instruments as purchased-power expense and recovers these costs, subject to reasonableness review, from ratepayers. As a result, realized gains and losses are not reflected in earnings, but may temporarily affect cash flows. Due to expected future recovery from ratepayers, unrealized gains and losses are recorded as regulatory assets or liabilities and therefore are also not reflected in earnings. The results of derivative activities and related regulatory offsets are recorded in cash flows from operating activities in the consolidated statements of cash flows.

The following table summarizes the components of economic hedging activity:

	Three Months Ended September 30,		Nine Months Ended September 30,

(in millions)	2010	2009	2010	2009

	(Unaudited)
Realized loss	$(53)	$(113)	$(116)	$(307)
Unrealized gain (loss)	(165)	(198)	(1,022)	428

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

Certain of these power contracts contain a provision that requires SCE to maintain an investment grade credit rating from each of the major credit rating agencies, referred to as a "credit-risk-related contingent feature." If SCE's credit rating were to fall below investment grade, SCE may be required to pay the derivative liability or post additional collateral. The aggregate fair value of all derivative liabilities with these credit-risk-related contingent features was $240 million and $91 million, as of September 30, 2010 and December 31, 2009, respectively, for which SCE has posted no collateral to its counterparties. If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2010, SCE would be required to post $16 million of additional collateral based on the contractual terms.

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

 Notional Volumes of Derivative Instruments

The following table summarizes the notional volumes of derivatives used for hedging and trading activities:

September 30, 2010
				Hedging Activities
Commodity	Instrument	Classification	Unit of Measure	Cash Flow Hedges		Economic Hedges		Trading Activities

				(Unaudited)
Electricity	Forwards/Futures	Sales	GWh	26,322	[1]	15,995	[3]	33,485
Electricity	Forwards/Futures	Purchases	GWh	408	[1]	16,529	[3]	35,741
Electricity	Capacity	Sales	MW-Day (in thousands)	195	[2]	—		150	[2]
Electricity	Capacity	Purchases	MW-Day (in thousands)	12	[2]	—		461	[2]
Electricity	Congestion	Sales	GWh	—		136	[4]	10,977	[4]
Electricity	Congestion	Purchases	GWh	—		1,016	[4]	210,974	[4]
Natural gas	Forwards/Futures	Sales	bcf	—		0.6		37.3
Natural gas	Forwards/Futures	Purchases	bcf	—		—		36.4
Fuel oil	Forwards/Futures	Sales	barrels	—		150,000		319,000
Fuel oil	Forwards/Futures	Purchases	barrels	—		495,000		329,000
Coal	Forwards/Futures	Sales	tons	—		—		1,794,750
Coal	Forwards/Futures	Purchases	tons	—		—		1,748,250

(in millions)
Instrument	Purpose	Type of Hedge	Notional Amount	Expiration Date

			(Unaudited)
Amortizing interest rate swap	Convert floating rate (6-month LIBOR) debt to fixed rate (3.175%) debt	Cash flow	$145	June 2016
Amortizing forward starting interest rate swap	Convert floating rate (3-month LIBOR) debt to fixed rate (4.29%) debt	Cash flow	122	December 2025
Amortizing forward starting interest rate swap	Convert floating rate (3-month LIBOR) debt to fixed rate (3.46%) debt	Cash flow	68	March 2026

December 31, 2009

				Hedging Activities

Commodity	Instrument	Classification	Unit of Measure	Cash Flow Hedges		Economic Hedges		Trading Activities

				(Unaudited)
Electricity	Forwards/Futures	Sales	GWh	24,355	[1]	26,838	[3]	23,306
Electricity	Forwards/Futures	Purchases	GWh	106	[1]	25,971	[3]	23,404
Electricity	Capacity	Sales	MW-Day (in thousands)	254	[2]	1	[2]	597	[2]
Electricity	Capacity	Purchases	MW-Day (in thousands)	11	[2]	2	[2]	736	[2]
Electricity	Congestion	Sales	GWh	—		136	[4]	10,212	[4]
Electricity	Congestion	Purchases	GWh	—		1,576	[4]	181,930	[4]
Natural gas	Forwards/Futures	Sales	bcf	—		3.3		30.8
Natural gas	Forwards/Futures	Purchases	bcf	—		—		30.6
Fuel oil	Forwards/Futures	Sales	barrels	—		250,000		120,000
Fuel oil	Forwards/Futures	Purchases	barrels	—		625,000		120,000

(in millions)
Instrument	Purpose	Type of Hedge	Notional Amount	Expiration Date

			(Unaudited)
Amortizing interest rate swap	Convert floating rate (6-month LIBOR) debt to fixed rate (3.175%) debt	Cash flow	$160	June 2016

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

Fair Value of Derivative Instruments

The following table summarizes the fair value of derivative instruments reflected on EMG's consolidated balance sheets:

September 30, 2010
	Derivative Assets			Derivative Liabilities

(in millions)	Short-term	Long-term	Subtotal	Short-term	Long-term	Subtotal	Net Assets

	(Unaudited)
Non-trading activities
Cash flow hedges	$151	$33	$184	$4	$36	$40	$144
Economic hedges	108	7	115	101	7	108	7
Trading activities	246	137	383	209	70	279	104

	505	177	682	314	113	427	255
Netting and collateral received[1]	(400)	(103)	(503)	(308)	(81)	(389)	(114)

Total	$105	$74	$179	$6	$32	$38	$141

December 31, 2009
	Derivative Assets			Derivative Liabilities

(in millions)	Short-term	Long-term	Subtotal	Short-term	Long-term	Subtotal	Net Assets

	(Unaudited)
Non-trading activities
Cash flow hedges	$240	$17	$257	$69	$6	$75	$182
Economic hedges	202	8	210	180	—	180	30
Trading activities	234	111	345	182	41	223	122

	676	136	812	431	47	478	334
Netting and collateral received[1]	(479)	(55)	(534)	(426)	(32)	(458)	(76)

Total	$197	$81	$278	$5	$15	$20	$258

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

 Income Statement Impact of Derivative Instruments

The following table provides the activity of accumulated other comprehensive income, containing the information about the changes in the fair value of cash flow hedges and reclassification from accumulated other comprehensive income into results of operations:

	Cash Flow Hedge Activity[1] Nine Months Ended September 30,
(in millions)	2010	2009	Income Statement Location

	(Unaudited)
Accumulated other comprehensive income derivative gain at January 1	$175	$398
Effective portion of changes in fair value	102	100
Reclassification from accumulated other comprehensive income to net income	(134)	(179)	Competitive power generation revenue

Accumulated other comprehensive income derivative gain at September 30	$143	$319

1
Unrealized derivative gains are before income taxes. The after-tax amounts recorded in accumulated other comprehensive income at September 30, 2010 and 2009 were $86 million and $192 million, respectively.

The portion of a cash flow hedge that does not offset the change in the value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings.

EMG recorded a net gain of $4 million and $11 million during the third quarters of 2010 and 2009, respectively, and $5 million and $16 million during the nine months ended September 30, 2010 and 2009, respectively, representing the amount of cash flow hedge ineffectiveness and are reflected in "Competitive power generation" revenue on the consolidated statements of income.

The effect of realized and unrealized gains (losses) from derivative instruments used for economic hedging and trading purposes on the consolidated statements of income is presented below:

		Three Months Ended September 30,		Nine Months Ended September 30,

(in millions)	Income Statement Location	2010	2009	2010	2009

		(Unaudited)
Economic hedges	Competitive power generation revenue	$7	$19	$—	$35
	Fuel costs	2	(2)	—	12
Trading activities	Competitive power generation revenue	28	16	108	43

Contingent Features/Credit Related Exposure

Certain derivative instruments contain margin and collateral deposit requirements. Since EME's credit ratings are below investment grade, EME has provided collateral in the form of cash and letters of credit for the benefit of counterparties related to the net of accounts payable, accounts receivable, unrealized losses and unrealized gains in connection with derivative activities. Certain derivative contracts do not require margin, but contain provisions that require EME or Midwest Generation to comply with the terms and conditions of their respective credit facilities. The credit facilities each contain financial covenants. Some hedge contracts include provisions related to a change in control or material adverse effect resulting from amendments or modifications to the related credit facility. Failure by EME or Midwest Generation to comply with these provisions may result in a termination event under the hedge contracts, enabling the counterparties to terminate and liquidate all outstanding transactions and demand immediate payment of amounts owed to them. EMMT has hedge contracts that do not require margin, but provide that each party can request additional credit support in the form of adequate assurance of performance in the case of an adverse development affecting the other party. The aggregate fair value of all derivative instruments with credit-risk-related contingent features is in an asset position at September 30, 2010 and, accordingly, the contingent features described above do not currently have a liquidity exposure. Future increases in power prices could expose EME, Midwest Generation or EMMT to termination payments or additional collateral postings under the contingent features described above.

Note 3. Liabilities and Lines of Credit

Long-Term Debt

In March 2010, SCE issued $500 million of 5.5% first and refunding mortgage bonds due in 2040. In May 2010, SCE reissued $144 million of 5.0% tax-exempt pollution control bonds due in 2035. In August 2010, SCE issued $500 million of 4.5% first and refunding mortgage bonds due in 2040. These issuances are part of long-term financing plans to fund SCE's capital program.

In July 2010, EMG completed through its subsidiary, Laredo Ridge Wind, LLC, a non-recourse financing of its interests in the Laredo Ridge wind project. The financing included a $53 million bridge loan, secured by the expected U.S. Treasury grant, immediately due to be fully repaid upon receipt of the U.S. Treasury grant and no later than December 31, 2011. As of September 30, 2010, there was $50 million outstanding under the bridge loan at a weighted average interest rate of 2.76% classified as long-term obligations.

EMG consolidated the Ambit project on January 1, 2010. At September 30, 2010, this project had $71 million of bonds payable, which are supported by a letter of credit. Principal payments are due annually through October 1, 2017. Interest rates are reset weekly based on current bond yields for similar securities. The average interest rate for the nine months ended September 30, 2010 was 0.27%. Annual maturities of this debt at September 30, 2010 for the next five years are summarized as follows: $8 million in 2010, $8 million in 2011, $9 million in 2012, $10 million in 2013, and $10 million in 2014. In January 2010, Edison Capital repaid in full its medium-term loans. The balance of these loans was $89 million at December 31, 2009.

In September 2010, Edison International (parent) issued $400 million of 3.75% senior notes due in 2017. The proceeds from these bonds were used to repay short-term borrowings under the revolving credit facility and the remainder for corporate liquidity purposes.

Credit Agreements and Short-Term Debt

In March 2010, SCE replaced its $500 million 364-day revolving credit facility with a new $500 million three-year credit facility that terminates in March 2013.

In March 2010, EMG completed through its subsidiary, Cedro Hill Wind, LLC, a non-recourse financing of its interests in the Cedro Hill wind project. The financing included a $135 million construction loan that is required to be converted to a 15-year amortizing term loan by May 31, 2011, subject to meeting specified conditions. As of September 30, 2010, there was $78 million outstanding under the construction loan at a weighted average interest rate of 3.26%.

In July 2010, EMG completed through its subsidiary, Laredo Ridge Wind, LLC, a non-recourse financing of its interests in the Laredo Ridge wind project. The financing included a $75 million construction loan required to be converted to a 15-year amortizing term loan by August 31, 2011, subject to meeting specified conditions. As of September 30, 2010, there was $20 million outstanding under the construction loan at a weighted average interest rate of 3.01% classified as a construction loan.

Letters of Credit

Letters of credit issued under SCE's credit facilities aggregated $11 million and are scheduled to expire in twelve months or less. As of September 30, 2010, letters of credit issued under EME and its subsidiaries' credit facilities aggregated $133 million and are scheduled to expire as follows: $8 million in 2010 and $125 million in 2011.

Note 4. Income Taxes

Effective Tax Rate

The table below contains a reconciliation of income tax expense computed at the federal statutory income tax rate to the income tax provision from continuing operations attributable to common shareholders:

	Three Months Ended September 30,		Nine Months Ended September 30,

(in millions)	2010	2009	2010	2009

	(Unaudited)
Provision for income tax at federal statutory rate of 35%	$266	$223	$471	$166
Increase (decrease) in income tax from:
Items presented with related state income tax, net
Global Settlement related	(37)	—	(175)	(298)
Change in tax accounting method for asset removal costs	—	—	(40)	—
State tax – net of federal benefit	34	5	57	1
Health care legislation	—	—	39	—
Production and housing credits	(14)	(12)	(48)	(46)
Property-related and other	(2)	16	(43)	8

Total income tax expense from continuing operations	$247	$232	$261	$(169)

Pre-tax income from continuing operations	$761	$636	$1,347	$473

Effective tax rate	32%	36%	19%	(36% )

The CPUC requires flow-through rate-making treatment for the current tax benefit arising from certain property-related and other temporary differences which reverse over time. The accounting treatment for these temporary differences results in recording regulatory assets and liabilities for amounts that would otherwise be recorded to deferred income tax expense.

Global Settlement

During 2010, Edison International recognized a $175 million earnings benefit relating to the Global Settlement, including $138 million in the second quarter resulting from acceptance by the California Franchise Tax Board of the tax positions finalized with the IRS in 2009 and revision to interest recorded on the federal Global Settlement, and $37 million in the third quarter resulting from receipt of the final interest determination from the California Franchise Tax Board.

During the nine months ended September 30, 2009, Edison International recorded a consolidated after-tax earnings charge of $274 million related to the Global Settlement finalized with the IRS and termination of Edison Capital's cross-border leases ($920 million pre-tax loss). (See discussion of Global Settlement in "Item 8. Edison International Notes to Consolidated Financial Statements—Note 4. Income Taxes" of the 2009 Form 10-K.)

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

Accounting for Uncertainty in Income Taxes

Unrecognized Tax Benefits

The following table provides a reconciliation of unrecognized tax benefits from January 1 to September 30 for 2010 and 2009:

(in millions)	2010	2009

	(Unaudited)
Balance at January 1	$664	$2,237
Tax positions taken during the current year:
Increases	60	134
Tax positions taken during a prior year:
Increases	251	135
Decreases	(86)	(30)
Decreases for settlements during the period	(82)	(1,807)

Balance at September 30	$807	$669

As of September 30, 2010 and December 31, 2009, respectively, if recognized, $363 million and $374 million of unrecognized tax benefits would impact the effective tax rate.

 Accrued Interest and Penalties

The total amount of accrued interest and penalties related to Edison International's income tax liabilities was $255 million and $380 million as of September 30, 2010 and December 31, 2009, respectively.

The net after-tax interest and penalties recognized in income tax expense was a benefit of $7 million for the three months ended September 30, 2010, compared to an expense of $7 million for the same period in 2009. Net after-tax interest and penalties recognized in income tax expense was a benefit of $95 million and $92 million for the nine months ended September 30, 2010 and 2009, respectively.

The Internal Revenue Service examination phase of Edison International's federal income tax returns for tax years 2003 through 2006 is anticipated to be completed by the end of 2010. During the third quarter, Edison International received a proposed adjustment increasing the taxable gain on the 2004 sale of EME's international assets, which, if sustained, would result in federal and state tax payments of approximately $152 million, including interest. The Internal Revenue Service examination team is considering whether to assess penalties in addition to this proposed tax adjustment. Edison International does not agree with the proposed adjustment and expects to file an appeal with the Internal Revenue Service after the examination phase is completed. Finally, the Internal Revenue Service examination team, during the third quarter, has informed Edison International that it has completed its review of certain other tax positions and will not be proposing adjustments. The IRS examination team may propose additional adjustments prior to completing the 2003 – 2006 examination.

Note 5. Compensation and Benefit Plans

Pension Plans and Postretirement Benefits Other Than Pensions

Pension Plans

During the nine months ended September 30, 2010, Edison International made 2009 plan year contributions of $13 million, 2010 plan year contributions of $82 million and expects to make $30 million of additional 2010 plan year contributions during the remainder of 2010. Annual contributions made to most of SCE's pension plans are recovered through CPUC-approved regulatory mechanisms. Annual contributions to these plans are expected to be, at a minimum, equal to the related annual expense.

Expense components are:

	Three Months Ended September 30,		Nine Months Ended September 30,

(in millions)	2010	2009	2010	2009

	(Unaudited)
Service cost	$34	$32	$102	$96
Interest cost	54	52	162	155
Expected return on plan assets	(52)	(42)	(156)	(125)
Amortization of prior service cost	2	4	6	12
Amortization of net loss	7	14	21	42

Expense under accounting standards	45	60	135	180
Regulatory adjustment – deferred	(14)	(24)	(42)	(72)

Total expense recognized	$31	$36	$93	$108

Postretirement Benefits Other Than Pensions

During the nine months ended September 30, 2010, Edison International made 2010 plan year contributions of $22 million and expects to make $33 million of additional 2010 plan year contributions during the remainder of 2010. Annual contributions made to SCE plans are recovered through CPUC-approved regulatory mechanisms and are expected to be, at a minimum, equal to the total annual expense for these plans.

Expense components are:

	Three Months Ended September 30,		Nine Months Ended September 30,

(in millions)	2010	2009	2010	2009

	(Unaudited)
Service cost	$8	$8	$24	$24
Interest cost	31	31	93	93
Expected return on plan assets	(25)	(20)	(75)	(60)
Amortization of prior service cost (credit)	(9)	(8)	(27)	(24)
Amortization of net loss	8	11	24	33

Total expense	$13	$22	$39	$66

Stock-Based Compensation

During the first quarter of 2010, Edison International granted its 2010 stock-based compensation awards, which included stock options, performance shares and restricted stock units. Total stock-based compensation expense (reflected in the caption "Operation and maintenance" on the consolidated statements of income) was $9 million for both the three months ended September 30, 2010 and 2009, and $26 million and $25 million for the nine months ended September 30, 2010 and 2009, respectively. The income tax benefit recognized in the consolidated statements of income was $3 million and $4 million for the three months ended September 30, 2010 and 2009, respectively, and $10 million for both the nine months ended September 30, 2010 and 2009. Excess tax benefits included in "Settlements of stock-based compensation – net" in the financing section of the consolidated statements of cash flows were $5 million and $6 million for the nine months ended September 30, 2010 and 2009, respectively.

Stock Options

The following is a summary of the status of Edison International stock options:

		Weighted-Average

	Stock options	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value

	(Unaudited)
Outstanding at December 31, 2009	17,368,032	$32.15
Granted	3,804,916	33.28
Expired	(29,975)	47.06
Forfeited	(184,324)	30.76
Exercised	(928,242)	21.18

Outstanding at September 30, 2010	20,030,407	32.86	6.41

Vested and expected to vest at September 30, 2010	19,524,599	32.88	6.36	$101,533,965

Exercisable at September 30, 2010	11,310,570	33.13	4.83	$67,096,297

Cash outflows to purchase Edison International shares in the open market to settle stock option exercises were $17 million and $2 million for the three months ended September 30, 2010 and 2009, respectively, and were $30 million and $8 million for the nine months ended September 30, 2010 and 2009, respectively. Cash inflows from participants to exercise stock options were $10 million and $1 million for the three months ended September 30, 2010 and 2009, respectively, and were $19 million and $5 million for the nine months ended September 30, 2010 and 2009, respectively. The tax benefit realized from options exercised was $3 million and less than $1 million for the three months ended September 30, 2010 and 2009, respectively, and $5 million and $1 million for the nine months ended September 30, 2010 and 2009, respectively.

Performance Shares

The following is a summary of the status of Edison International nonvested performance shares:

	Equity Awards		Liability Awards

	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Fair Value[1]

	(Unaudited)
Nonvested at December 31, 2009	343,452	$35.41	343,452
Granted	144,518	32.12	144,518
Forfeited	(70,203)	55.18	(70,203)

Nonvested at September 30, 2010	417,767	30.95	417,767	$15.22

1
The current portion of nonvested performance shares classified as liability awards is reflected in the caption "Other current liabilities" and the long-term portion is reflected in "Pensions and benefits" on the consolidated balance sheets.

There were no performance shares paid in 2009 or 2010.

 Note 6. Commitments and Contingencies

Lease Commitments

SCE entered into two 20-year power purchase contracts which are classified as capital leases and are expected to be recorded on the consolidated balance sheets upon commencement of the contracts in 2012 and 2013. SCE's commitments upon commencement are estimated to be: $38 million in 2012, $98 million in 2013, $120 million in 2014, and $2.1 billion for the period remaining thereafter (amounts representing executory costs and interest are $490 million and $911 million, respectively).

Other Commitments

At September 30, 2010, SCE had power purchase contracts with additional commitments estimated to be: $30 million for the remainder of 2010, $94 million in 2011, $77 million in 2012, $53 million in 2013, $49 million in 2014, and $1 billion for the period remaining thereafter.

In October 2010, SCE completed its 2010 annual request for offers and entered into new power purchase contracts with commitments estimated to be: $35 million in 2011, $122 million in 2012, $163 million in 2013, and $69 million in 2014.

At September 30, 2010, EMG's subsidiaries had firm commitments to spend approximately $199 million during the remainder of 2010 and $79 million in 2011 on capital and construction expenditures. These expenditures primarily relate to the construction of wind projects. EMG intends to fund these expenditures through project-level and turbine vendor financing, U.S. Treasury grants, cash on hand and cash generated from operations.

EME has entered into various turbine supply agreements with vendors to support its wind development efforts. As of September 30, 2010, EME had commitments, excluding turbines subject to the legal dispute described below, to purchase 46 wind turbines (69 MW) and had 2 wind turbines (6 MW) in storage to be used for future wind projects. EME has payment commitments related to wind turbines of $82 million due in 2011.

Excluded from the turbine commitments referred to above are commitments under a turbine supply agreement between Mitsubishi Power Systems Americas, Inc. and EME, which was subject to a legal dispute as of September 30, 2010. On October 8, 2010, EME and the Mitsubishi entities entered into a settlement agreement with respect to the dispute. As a result of the settlement agreement, EME's $68 million deposit previously paid under the original contract will be applied to the purchase price for 23 wind turbines (55 MW). Within the next three years, EME may elect to deploy 60 additional wind turbines (144 MW). EME may be obligated to make a payment of up to $30 million following the end of the three-year period if it has not elected to deploy the additional turbines and if certain other criteria apply. EME further agreed to payments of up to $40 million for settlement of remaining disputes on turbines purchased.

At September 30, 2010, Midwest Generation and Homer City had fuel purchase commitments with various third-party suppliers for the purchase of coal. Based on the contract provisions, which consist of fixed prices, subject to adjustment clauses, these minimum commitments are estimated to aggregate $883 million, summarized as follows: $136 million for the remainder of 2010, $461 million in 2011, $253 million in 2012, and $33 million in 2013.

At September 30, 2010, Midwest Generation and Homer City each had contractual agreements for the transport of coal to their respective facilities. The commitments under these contracts are based on either actual coal purchases or minimum quantities. Accordingly, contractual obligations for transportation based on actual coal purchases are derived from committed coal volumes set forth in fuel supply contracts. The minimum commitments under these contracts are estimated to aggregate $300 million, summarized as follows: $75 million for the remainder of 2010, and $225 million in 2011.

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

Midwest Generation entered into a supplemental agreement with Commonwealth Edison and Exelon Generation Company LLC on February 20, 2003 to resolve a dispute regarding interpretation of its reimbursement obligation for asbestos claims under the environmental indemnities set forth in the Asset Sale Agreement. Under this supplemental agreement, Midwest Generation agreed to reimburse Commonwealth Edison and Exelon Generation for 50% of specific asbestos claims pending as of February 2003 and related expenses less recovery of insurance costs, and agreed to a sharing arrangement for liabilities and expenses associated with future asbestos-related claims as specified in the agreement. As a general matter, Commonwealth Edison and Midwest Generation apportion responsibility for future asbestos-related claims based upon the number of exposure sites that are Commonwealth Edison locations or Midwest Generation locations. The obligations under this agreement are not subject to a maximum liability. The supplemental agreement had an initial five-year term with an automatic renewal provision for subsequent one-year terms (subject to the right of either party to terminate); pursuant to the automatic renewal provision, it has been extended until February 2011. There were approximately 220 cases for which Midwest Generation was potentially liable and that had not been settled and dismissed at September 30, 2010. Midwest Generation had recorded a $57 million liability at September 30, 2010 for previous, pending and future claims.

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

Indemnities Provided under Asset Sale and Sale-Leaseback Agreements

The asset sale agreements for the sale of EME's international assets contain indemnities from EME to the purchasers, including indemnification for taxes imposed with respect to operations of the assets prior to the sale and for pre-closing environmental liabilities. Not all indemnities under the asset sale agreements have specific expiration dates. Payments would be triggered under these indemnities by valid claims from the sellers or purchasers, as the case may be. At September 30, 2010, EME had recorded a liability of $42 million related to these matters.

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

 Indemnity Provided as Part of the Acquisition of Mountainview

In connection with the acquisition of the Mountainview power plant, SCE agreed to indemnify the seller with respect to specific environmental claims related to SCE's previously owned San Bernardino Generating Station, divested by SCE in 1998 and reacquired as part of the Mountainview acquisition. SCE retained certain responsibilities with respect to environmental claims as part of the original divestiture of the station. The aggregate liability for either party to the purchase agreement for damages and other amounts is a maximum of $60 million. This indemnification for environmental liabilities expires on or before March 12, 2033. SCE has not recorded a liability related to this indemnity.

Mountainview Filter Cake Indemnity

The Mountainview power plant utilizes water from on-site groundwater wells and City of Redlands ("City") recycled water for cooling purposes. Unrelated to the operation of the plant, the groundwater contains perchlorate. The pumping of the water removes perchlorate from the aquifer beneath the plant and concentrates it in the plant's wastewater treatment "filter cake." Use of this impacted groundwater for cooling purposes was mandated by Mountainview's California Energy Commission permit. SCE has indemnified the City for cleanup or associated actions related to groundwater contaminated by perchlorate due to the disposal of filter cake at the City's solid waste landfill. The obligations under this agreement are not limited to a specific time period or subject to a maximum liability. SCE has not recorded a liability related to this indemnity.

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

Midwest Generation Environmental Compliance Plans and Costs

During the third quarter of 2010, Midwest Generation continued its permitting and planning activities for NOx and SO2 controls to meet the requirements of the CPS. Midwest Generation has received all necessary permits from the Illinois EPA allowing the installation of selective non-catalytic reduction (SNCR) technology on multiple units to meet the NOx portion of the CPS, and is engaged with the Illinois EPA with respect to permitting the installation of equipment to meet required reductions for SO2.

Work continued on the possible use of flue gas desulfurization (FGD) technology using dry scrubbing with sodium-based sorbents as a method to comply with the SO2 portion of the CPS. Testing of this technology demonstrated significant reductions in SO2 emissions when using the type of coal used by Midwest Generation. Use of this technology in combination with the type of coal employed by Midwest Generation is expected to require substantially less capital and installation time than the spray dryer absorber technology originally contemplated, but would likely result in higher ongoing operating costs and may consequently result in lower dispatch rates and competitiveness of Midwest Generation's plants, depending on competitors' costs. Also, the use of dry scrubbing with sodium-based sorbents to meet environmental regulations will likely require Midwest Generation to incur the costs of upgrading its particulate removal systems.

Based on the work to date, Midwest Generation estimates the cost of retrofitting all units, using dry scrubbing with sodium-based sorbents to comply with CPS requirements for SO2 emissions, and associated upgrading of particulate removal systems, would be approximately $1.2 billion in 2010 dollars. If completed, these expenditures would be incurred over multiple years.

Decisions regarding whether or not to proceed with the above projects or other approaches to compliance remain subject to a number of factors, such as market conditions, regulatory and legislative developments, and forecasted commodity prices and capital and operating costs applicable at the time decisions are required or made. Midwest Generation could also elect to shut down units, instead of installing controls, to be in compliance with the CPS. Therefore, decisions about any particular combination of retrofits and shutdowns it may ultimately employ also remain subject to conditions applicable at the time decisions are required or made. Due to existing uncertainties about these factors, Midwest Generation may defer final decisions about particular units for the maximum time available. Accordingly, final decisions on whether to install controls, to install particular kinds of controls, and to actually expend capital that is budgeted may not occur until 2012 for some of the units and potentially later for others.

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

Greenhouse Gas Regulation

In June 2010, the US EPA finalized the Prevention of Significant Deterioration ("PSD") and Title V GHG tailoring rule. The effective date of the final rule is August 2, 2010. The emissions thresholds for CO2 equivalents in the final rule are as follows:

January – June 2011	75,000 tons per year for new and modified sources already subject to PSD for pollutants other than GHGs
July 2011 – June 2013	100,000 tons per year for new sources, and 75,000 tons per year for modified sources

Numerous legal challenges to the greenhouse gas tailoring rule have been filed. As written, the rule applies to all sources meeting the thresholds that are built or modified after January 1, 2011. If controls are required to be installed at the facilities of Edison International subsidiaries in the future in order to reduce greenhouse gas emissions pursuant to regulations issued by the US EPA or others, the potential impact will depend on the nature of the controls applied, which remains uncertain.

Transport Rule

In July 2010, the US EPA issued a Notice of Proposed Rulemaking for a proposed rule, known as the Transport Rule, which would require 31 eastern states (including Pennsylvania and Illinois) and the District of Columbia to reduce power plant emissions of NOx and SO2 substantially, starting in 2012, with additional reductions in 2014. The Transport Rule would replace the Clean Air Interstate Rule, which had been remanded to the US EPA in 2008 for revision.

The US EPA has proposed three possible approaches to emissions allowance trading. Under its preferred approach, a pollution limit would be set for each state, intrastate trading would be permitted among power plants, and limited interstate trading would also be permitted consistent with the requirement that each state meet its own pollution control obligations. Under the first alternative, a pollution limit would be set for each state, and only intrastate trading of allowances would be permitted. Under the second alternative, a pollution limit would be set for each state, an emissions limit would be set for each power plant, and limited emissions averaging would be permitted among affected units.

Under the Transport Rule, each covered state would initially be subject to a federal implementation plan designed to reduce pollution that significantly contributed to nonattainment of, or interferes with the maintenance of, NAAQS in other states. States would be able to choose to develop state implementation plans to replace the federal implementation plans.

The Transport Rule is scheduled to be finalized in 2011. The Clean Air Interstate Rule will remain in place until that time. EME believes that the US EPA's preferred approach to emissions allowance trading would provide allowance allocations which are adequate for the Midwest Generation plants based on projected emissions using the Illinois CPS allowable emission rates. If adopted as proposed, the Transport Rule may require the installation of additional environmental equipment to reduce SO2 emissions at Units 1 and 2 of the Homer City facilities.

National Ambient Air Quality Standard for Sulfur Dioxide

In June 2010, the US EPA finalized the primary NAAQS for SO2 by establishing a new one-hour standard at a level of 75 parts per billion. The final standard is in line with EME's expectations and is being taken into account in EME's environmental compliance strategy. Revisions to state implementation plans to achieve compliance with the new standard are due to be submitted to the US EPA by February 2014. The US EPA anticipates that the deadline for attainment with the SO2 NAAQS will be August 2017 (five years after the US EPA intends to finalize initial determinations as to the areas of the country that are and are not in attainment with the primary SO2 NAAQS).

Hazardous Substances and Hazardous Waste Laws

In June 2010, the US EPA published proposed regulations relating to coal combustion wastes. Two different proposed approaches are under consideration. The first approach, under which the US EPA would list these wastes as special wastes subject to regulation under Subtitle C of the Resource Conservation and Recovery Act (the section for hazardous wastes), could require EME to incur additional capital and operating costs. The second approach, under which the US EPA would regulate these wastes under Subtitle D of the Resource Conservation and Recovery Act (the section for nonhazardous wastes), is substantially similar to the requirements of existing regulations. Comments on the proposed regulations are due November 19, 2010.

California Renewable Energy Developments

In September 2010, CARB voted to adopt a Renewable Electricity Standard regulation, which would require most retail sellers of electricity in California to procure 33% of their electricity from eligible renewable energy resources by 2020. The potential impact of the Standard will depend on provisions, which have not yet been finalized, and therefore remains uncertain. SCE believes that achieving a 33% renewables portfolio standard in this timeframe will be highly ambitious, given the magnitude of the infrastructure build-out required and the slow pace of transmission permitting and approvals.

Once-Through Cooling

In May 2010, the California State Water Resources Board issued a final policy, which establishes closed-cycle wet cooling as required technology for retrofitting existing once-through cooled plants like San Onofre and many of the existing fossil-fueled power plants along the California coast. The final policy requires an independent engineering study to be completed prior to the fourth quarter of 2013 regarding the feasibility of compliance by California's two coastal nuclear power plants. Depending on the results of the study, the required compliance may result in significant capital expenditures at San Onofre and may affect its operations. The policy may also significantly impact SCE's ability to procure generating capacity from fossil-fueled plants that use ocean water in once-through cooling systems, system reliability and the cost of electricity to the extent other coastal power plants in California are forced to shut down or limit operations. The policy has the potential to adversely affect California's nineteen once-through cooled power plants, which provide over 21,000 MW of combined, in-state generation capacity, including over 9,100 MW of capacity interconnected within SCE's service territory.

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

As of September 30, 2010, Edison International's recorded estimated minimum liability to remediate its 29 identified sites at SCE (23 sites) and EME (6 sites primarily related to Midwest Generation) was $42 million, of which $38 million was related to SCE. Edison International's other subsidiaries have no identified remediation sites. The ultimate costs to clean up Edison International's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. Edison International believes that, due to these uncertainties, it is reasonably possible that cleanup costs at these identified sites could exceed its recorded liability by up to $228 million, all of which is related to SCE. The upper limit of this range of costs was estimated using assumptions least favorable to Edison International among a range of reasonably possible outcomes. In addition to its identified sites (sites in which the upper end of the range of costs is at least $1 million), SCE also has 34 immaterial sites for which total liability ranges from $5 million (the recorded minimum liability) to $10 million.

The CPUC allows SCE to recover 90% of its environmental remediation costs at certain sites, representing $34 million of its recorded liability, through an incentive mechanism (SCE may request to include additional sites). Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs from insurance carriers and other third parties. SCE has successfully settled insurance claims with all responsible carriers. SCE expects to recover costs incurred at its remaining sites through customer rates. SCE has recorded a regulatory asset of $39 million for its estimated minimum environmental cleanup costs expected to be recovered through customer rates.

Edison International's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that Edison International may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites.

SCE expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $3 million to $18 million. Recorded costs were $3 million and $2 million for the three months ended September 30, 2010 and 2009, respectively, and were $7 million for both the nine months ended September 30, 2010 and 2009.

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

Federal and State Income Taxes

Edison International's federal income tax returns are currently under examination by the IRS for tax years 2003 through 2006 and are subject to examination through tax year 2009. Edison International's combined California state franchise tax returns are subject to examination for tax years 1991 through 2009. For further discussion, see Note 4.

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

FERC Transmission Incentives and CWIP Proceedings

In November 2007, the FERC issued an order granting ROE incentive adders, recovery of the ROE and incentive adders in the CWIP proceedings, and 100% recovery of abandoned plant costs (if any) for three of SCE's transmission projects. The current ROE incentive adders are: 100 basis point adder for DCR, 125 basis point adder for Tehachapi, and 75 basis point adder for Rancho Vista. The CPUC filed an appeal of the November order, which had been stayed pending final resolution by the FERC of the 2008 CWIP proceeding. In April 2010, the FERC issued an order on SCE's 2008 CWIP proceeding. The order sets SCE's 2008 base ROE (before incentives) at 9.54% and establishes a methodology for determining the base ROE for 2009 and 2010 CWIP incentives. In May 2010, SCE filed an application for rehearing with the FERC. The order did not have a material impact on SCE's earnings or cash flows. The collected 2008 through 2010 CWIP revenue requirements are subject to refund, pending a final FERC order on these matters.

Homer City New Source Review Notice of Violation

Recent Developments

In May 2010, Homer City received an NOV from the US EPA. The new NOV alleges claims similar to those in the 2008 NOV, but it adds nonattainment New Source Review requirements to the alleged PSD violations. It also adds two prior owners of the Homer City facilities as parties.

In July 2010, Homer City received a 60-day Notice of Intent to Sue signed by the State of New York and the Pennsylvania Department of Environmental Protection (PADEP), stating their intent to file a citizen suit based on the same or similar theories advanced by the US EPA in the NOV. The Notice of Intent to Sue also named the sale-leaseback owner participants of the Homer City facilities, Homer City's general partner and limited partner, and two prior owners of the Homer City facilities.

Background

In June 2008, Homer City received an NOV from the US EPA alleging that, beginning in 1988, Homer City (or former owners of the Homer City facilities) performed repair or replacement projects at Homer City Units 1 and 2 without first obtaining construction permits as required by the PSD requirements of the CAA. The US EPA also alleges that Homer City has failed to file timely and complete Title V permits. The NOV does not specify the penalties or other relief that the US EPA seeks for the alleged violations. On June 30, 2009 and January 2, 2010, the US EPA issued requests for information to Homer City under Section 114 of the CAA. Homer City is working on a response to the requests. Homer City has met with the US EPA and has expressed its intent to explore the possibility of a settlement. If no settlement is reached and the U.S. Department of Justice files suit, litigation could take many years to resolve the issues alleged in the NOV. EME cannot predict the outcome of this matter or estimate the impact on its facilities, its results of operations, financial position or cash flows.

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

Midwest Generation New Source Review Lawsuit

Recent Developments

In March 2010, the Federal District Court for the Northern District of Illinois dismissed nine of the ten counts related to PSD requirements in the complaint filed by the US EPA and the State of Illinois against Midwest Generation, holding that, as a subsequent owner, Midwest Generation could not be held liable under the PSD provisions for modifications allegedly made by Commonwealth Edison, the prior owner of the Midwest Generation plants. The Court also dismissed the tenth count to the extent it sought civil penalties under the CAA, as barred by the applicable statute of limitations. The decision did not address (i) other counts in the complaint that allege violations of opacity and particulate matter limitations under the Illinois State Implementation Plan and Title V of the CAA, or (ii) the complaint in intervention filed by a group of Chicago-based environmental action groups, which also alleges opacity and particulate matter violations.

In April 2010, the US EPA formally issued to EME the same NOV that was issued to Midwest Generation in 2007. The transmittal letter stated that the action was based on a review of the asset purchase agreement for the Midwest Generation plants and that the NOV was being issued to EME as a successor in interest to Commonwealth Edison.

In June 2010, the US EPA, the State of Illinois, and several environmental groups filed amended complaints in the New Source Review litigation. The amended complaints are similar to the prior complaints, but seek to add Commonwealth Edison and EME as defendants and introduce new legal theories to impose liability on Midwest Generation and EME. Midwest Generation and EME have filed a motion to dismiss the amended complaints, and a status hearing has been scheduled for February 2011.

Background

In August 2007, Midwest Generation received an NOV from the US EPA alleging that, beginning in the early 1990s and into 2003, Midwest Generation or Commonwealth Edison performed repair or replacement projects at six Illinois coal-fired electric generating stations in violation of the PSD requirements and of the New Source Performance Standards of the CAA, including alleged requirements to obtain a construction permit and to install controls sufficient to meet best available control technology (BACT) emissions rates. The US EPA also alleged that Midwest Generation and Commonwealth Edison violated certain operating permit requirements under Title V of the CAA. Finally, the US EPA alleged violations of certain opacity and particulate matter standards at the Midwest Generation plants. At approximately the same time, Commonwealth Edison received an NOV substantially similar to the Midwest Generation NOV. Midwest Generation, Commonwealth Edison, the US EPA, and the U.S. Department of Justice, along with several Chicago-based environmental action groups, had discussions designed to explore the possibility of a settlement but no settlement resulted.

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

An adverse decision could involve penalties and remedial actions that could have a material adverse impact on the financial condition and results of operations of EME at such time. EME cannot predict the outcome of these matters or estimate the impact on its facilities, its results of operations, financial position or cash flows.

Navajo Nation Litigation

The Navajo Nation filed a complaint in June 1999 against SCE, among other defendants, arising out of the coal supply agreement for Mohave. Subsequently, the Hopi Tribe was added as an additional plaintiff. As amended in April 2010, the Navajo Nation's complaint asserts claims for, among other things, interference with fiduciary duties and contractual relations, fraudulent misrepresentations by nondisclosure, and various contract-related claims. The complaint claims that the defendants' actions prevented the Navajo Nation from obtaining the full value in royalty rates for the coal supplied to Mohave. The complaint seeks damages of not less than $600 million, plus interest thereon, and punitive damages of not less than $1 billion. No trial date has been set for this litigation. In April 2009, in a related case filed in December 1993 against the U.S. Government, the U.S. Supreme Court found that the Navajo Nation did not have a claim for compensation. In September 2010, the Hopi Tribe settled all of its claims and the remaining parties agreed to engage in mediation. SCE cannot predict the outcome of the Navajo Nation's complaint against SCE.

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

In January 2004, SCE, as operating agent of San Onofre, filed a complaint against the DOE in the United States Court of Federal Claims seeking damages for the DOE's failure to meet its obligation to begin accepting spent nuclear fuel from San Onofre. In June 2010, the United States Court of Federal Claims issued a decision granting SCE damages of approximately $142 million to recover costs incurred through December 31, 2005, which has been appealed by the DOE. Additional legal action would be necessary to recover damages incurred after that date. Any damages recovered would be returned to SCE ratepayers or used to offset past or future fuel decommissioning or storage costs for the benefit of the ratepayer.

Note 7. Consolidated Statements of Changes in Equity

The following table provides the changes in equity for the nine months ended September 30, 2010:

	Equity Attributable to Edison International				Noncontrolling Interests

(in millions)	Common Stock	Accumulated Other Comprehensive Income	Retained Earnings	Subtotal	Other	Preferred and Preference Stock	Total Equity

	(Unaudited)
Balance at December 31, 2009	$2,304	$37	$7,500	$9,841	$258	$907	$11,006
Net income	—	—	1,090	1,090	—	39	1,129
Other comprehensive loss	—	(11)	—	(11)	—	—	(11)
Deconsolidation of variable interest entities	—	—	—	—	(249)	—	(249)
Cumulative effect of a change in accounting principle, net of tax	—	—	15	15	—	—	15
Common stock dividends declared ($0.945 per share)	—	—	(308)	(308)	—	—	(308)
Dividends, distributions to noncontrolling interests and other	—	—	—	—	(4)	(39)	(43)
Stock-based compensation – net	5	—	(12)	(7)	—	—	(7)
Noncash stock-based compensation and other	16	—	(2)	14	—	—	14

Balance at September 30, 2010	$2,325	$26	$8,283	$10,634	$5	$907	$11,546

The following table provides the changes in equity for the nine months ended September 30, 2009:

	Equity Attributable to Edison International				Noncontrolling Interests

(in millions)	Common Stock	Accumulated Other Comprehensive Income	Retained Earnings	Subtotal	Other	Preferred and Preference Stock	Total Equity

	(Unaudited)
Balance at December 31, 2008	$2,272	$167	$7,078	$9,517	$285	$907	$10,709
Net income	—	—	637	637	44	38	719
Other comprehensive loss	—	(39)	—	(39)	—	—	(39)
Common stock dividends declared ($0.93 per share)	—	—	(303)	(303)	—	—	(303)
Dividends, distributions to noncontrolling interests and other	—	—	—	—	(54)	(38)	(92)
Stock-based compensation – net	6	—	(3)	3	—	—	3
Noncash stock-based compensation and other	16	—	(8)	8	—	—	8

Balance at September 30, 2009	$2,294	$128	$7,401	$9,823	$275	$907	$11,005

 Note 8. Accumulated Other Comprehensive Income

Edison International's accumulated other comprehensive income consists of:

(in millions)	Cash Flow Hedges – Net Unrealized Gain (Loss)	Pension and PBOP – Net Gain (Loss)	Pension and PBOP – Prior Service Cost	Accumulated Other Comprehensive Income (Loss)

	(Unaudited)
Balance at December 31, 2009	$105	$(70)	$2	$37
Current period change	(19)	8	—	(11)

Balance at September 30, 2010	$86	$(62)	$2	$26

Included in accumulated other comprehensive income at September 30, 2010 was $104 million, net of tax, in unrealized gains on EMG's commodity-based cash flow hedges; and an $18 million, net of tax, unrealized loss related to interest rate hedges. The maximum period over which a cash flow hedge is designated is through March 31, 2026.

EMG's unrealized gains on commodity hedges consist of futures and forward electricity contracts that qualify for hedge accounting. These gains arise because current forecasts of future electricity prices in these markets are lower than the contract prices. Approximately $89 million of unrealized gains on cash flow hedges, net of tax, are expected to be reclassified into earnings during the next 12 months. Management expects that reclassification of net unrealized gains will increase energy revenues recognized at market prices. Actual amounts ultimately reclassified into earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a commodity cash flow hedge is designated is through May 31, 2014.

 Note 9. Supplemental Cash Flows Information

Edison International's supplemental cash flows information is:

	Nine Months Ended September 30,
(in millions)	2010	2009

	(Unaudited)
Cash payments for interest and taxes
Interest – net of amounts capitalized	$486	$485
Tax payments	44	393
Noncash investing and financing activities
Details of debt exchange:
Pollution-control bonds redeemed	$(303)	$—
Pollution-control bonds issued	303	—
Consolidation of variable interest entities:
Assets other than cash	$94	$—
Liabilities and non-controlling interests	99	—
Deconsolidation of variable interest entities:
Assets other than cash	$380	$—
Liabilities and non-controlling interests	476	—
Dividends declared but not paid
Common stock	$103	$101
Preferred and preference stock of utility not subject to mandatory redemption	9	8

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

Level 3 includes the majority of SCE's derivatives, including over-the-counter options, bilateral contracts, capacity contracts, and QF contracts. The fair value of these derivatives is determined using uncorroborated non-binding broker quotes and models which may require SCE to extrapolate short-term observable inputs in order to calculate fair value. Broker quotes are obtained from several brokers and compared against each other for reasonableness.

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

The fair value of the derivative assets and liabilities are adjusted for nonperformance risk. To assess nonperformance risk, SCE considers default risk and the loss incurred if a counterparty defaults. EME reviews credit ratings of counterparties (and related default rates based on such credit ratings) and prices of credit default swaps. The market price (or premium) for credit default swaps represents the price that a counterparty would pay to transfer the risk of default, typically bankruptcy, to another party. A credit default swap is not directly comparable to the credit risks of derivative contracts, but provides market information of the related risk of nonperformance. The fair value of derivative assets and derivative liabilities nonperformance risk was $3 million and $9 million, respectively, at September 30, 2010 and was $4 million and $7 million, respectively, at December 31, 2009.

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

The following tables set forth assets and liabilities that were accounted for at fair value by level within the fair value hierarchy:

	As of September 30, 2010
(in millions)	Level 1	Level 2	Level 3	Netting and collateral[1]	Total

	(Unaudited)
Assets at Fair Value
Money market funds[2]	$1,724	$—	$—	$—	$1,724

Derivative contracts
Electricity	—	195	312	(148)	359
Natural gas	3	65	16	(3)	81
Fuel oil	10	—	—	(10)	—

Subtotal of commodity contracts	13	260	328	(161)	440

Long-term disability plan	9	—	—	—	9

Nuclear decommissioning trusts
Stocks[3]	1,840	—	—	—	1,840
Municipal bonds	—	733	—	—	733
Corporate bonds[4]	—	418	—	—	418
U.S. government and agency securities	260	60	—	—	320
Short-term investments, primarily cash equivalents[5]	3	13	—	—	16

Subtotal of nuclear decommissioning trusts	2,103	1,224	—	—	3,327

Total assets[6]	$3,849	$1,484	$328	$(161)	$5,500

Liabilities at Fair Value
Derivative contracts:
Electricity	$—	$(37)	$(1,203)	$44	$(1,196)
Natural gas	—	(323)	(18)	5	(336)
Coal	—	(3)	—	3	—

Subtotal of commodity contracts	—	(363)	(1,221)	52	(1,532)

Interest rate contracts	—	(29)	—	—	(29)

Net assets (liabilities)	$3,849	$1,092	$(893)	$(109)	$3,939

	As of December 31, 2009
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total

	(Unaudited)
Assets at Fair Value
Money market funds[2]	$1,526	$—	$—	$—	$1,526

Derivative contracts
Electricity	—	235	440	(136)	539
Natural gas	2	10	76	(2)	86
Fuel oil	15	—	—	(15)	—

Subtotal of commodity contracts	17	245	516	(153)	625

Long-term disability plan	8	—	—	—	8

Nuclear decommissioning trusts
Stocks[3]	1,772	—	—	—	1,772
Municipal bonds	—	634	—	—	634
Corporate bonds[4]	—	393	—	—	393
U.S. government and agency securities	240	68	—	—	308
Short-term investments, primarily cash equivalents[5]	1	14	—	—	15

Subtotal of nuclear decommissioning trusts	2,013	1,109	—	—	3,122

Total assets[6]	$3,564	$1,354	$516	$(153)	$5,281

Liabilities at Fair Value
Derivative contracts:
Electricity	$—	$(85)	$(433)	$73	$(445)
Natural gas	(3)	(150)	(21)	4	(170)

Subtotal of commodity contracts	(3)	(235)	(454)	77	(615)

Foreign currency and interest rate contracts	—	(21)	—	—	(21)

Net assets (liabilities)	$3,561	$1,098	$62	$(76)	$4,645

1
Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

2
At September 30, 2010 and December 31, 2009, included in cash and cash equivalents and restricted cash and at December 31, 2009, also included in prepaid expenses and other on Edison International's consolidated balance sheets.

3
At September 30, 2010 and December 31, 2009, approximately 67% of the equity investments were located in the United States.

4
Corporate bonds are diversified. This category included $38 million and $50 million at September 30, 2010 and December 31, 2009, respectively, for collateralized mortgage obligations and other asset backed securities.

5
Excludes net assets of $20 million and $18 million of interest and dividend receivables and receivables related to pending securities sales and payables related to pending securities purchases at September 30, 2010 and December 31, 2009, respectively.

6
Excludes $31 million and $32 million of cash surrender value of life insurance investments for deferred compensation at September 30, 2010 and December 31, 2009, respectively.

The following table sets forth a summary of changes in the fair value of Level 3 assets and liabilities:

	Three Months Ended September 30,		Nine Months Ended September 30,

(in millions)	2010	2009	2010	2009

	(Unaudited)
Fair value, net asset (liability) at beginning of period	$(703)	$357	$62	$(302)
Total realized/unrealized gains (losses):
Included in earnings[1]	24	30	51	127
Included in regulatory assets and liabilities[2]	(142)	(322)	(924)	270
Included in accumulated other comprehensive income	1	—	5	—
Purchases and settlements, net	(61)	(49)	(80)	(67)
Transfers into or out of Level 3	(12)	26	(7)	14

Fair value, net asset (liability) at end of period	$(893)	$42	$(893)	$42

Change during the period in unrealized gains (losses) related to assets and liabilities held at the end of the period[3]	$(163)	$(281)	$(882)	$377

1
Reported in "Competitive power generation" revenue on Edison International's consolidated statements of income.

2
Due to regulatory mechanisms, SCE's realized and unrealized gains and losses are recorded as regulatory assets and liabilities.

3
Amounts reported in "Competitive power generation" revenue on Edison International's consolidated statements of income were $(3) million and $38 million for the three months ended September 30, 2010 and 2009, respectively, and were $1 million and $75 million for the nine months ended September 30, 2010 and 2009, respectively. The remainder of the unrealized gains and losses relate to SCE. See (2) above.

Edison International determines the fair value for transfers in and transfers out of each level at the end of each reporting period. There were no significant transfers between levels during 2010 and 2009.

Nuclear Decommissioning Trusts

SCE is collecting in rates amounts for the future costs of removal of its nuclear assets, and has placed those amounts in independent decommissioning trusts. Contributions are approximately $31 million per year. Funds collected, together with accumulated earnings, will be utilized solely for decommissioning. The CPUC has set certain restrictions related to the investments of these trusts.

The following table sets forth amortized cost and fair value of the trust investments:

		Amortized Cost		Fair Value

(in millions)	Maturity Dates[1]	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009

		(Unaudited)
Stocks	–	$848	$822	$1,840	$1,772
Municipal bonds	2010 – 2049	618	545	733	634
Corporate bonds	2010 – 2044	327	309	418	393
U.S. government and agency securities	2010 – 2040	284	287	320	308
Short-term investments and receivables/payables	2010	34	33	36	33

Total		$2,111	$1,996	$3,347	$3,140

1
Maturity dates as of September 30, 2010.

Trust fund earnings (based on specific identification) increase the trust fund balance and the ARO regulatory liability. Proceeds from sales of securities (which are reinvested) were $302 million and $503 million for the three months ended September 30, 2010 and 2009, respectively, and $902 million and $1.8 billion for the nine months ended September 30, 2010 and 2009, respectively. Unrealized holding gains, net of losses, were $1.2 billion and $1.1 billion at September 30, 2010 and December 31, 2009, respectively. Approximately 92% of the cumulative trust fund contributions were tax-deductible.

The following table sets forth a summary of changes in the fair value of the trust:

	Three Months Ended September 30,		Nine Months Ended September 30,

(in millions)	2010	2009	2010	2009

	(Unaudited)
Balance at beginning of period	$3,083	$2,673	$3,140	$2,524
Realized gains	14	35	52	223
Realized losses	—	(3)	(4)	(142)
Unrealized gains (losses) – net	233	296	90	444
Other-than-temporary impairment	(5)	(2)	(16)	(105)
Interest, dividends, contributions and other	22	26	85	81

Balance at end of period	$3,347	$3,025	$3,347	$3,025

Due to regulatory mechanisms, earnings and realized gains and losses (including other-than-temporary impairments) have no impact on operating revenue or earnings.

 Long-term Debt

The carrying amounts and fair values of long-term debt are:

	September 30, 2010		December 31, 2009

(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(Unaudited)
Long-term debt, including current portion	$12,160	$12,334	$10,814	$10,452

Fair values of long-term debt are based on evaluated prices that reflect significant observable market information such as reported trades, actual trade information of similar securities, benchmark yields, broker/dealer quotes of new issue prices and relevant credit information.

The carrying value of trade receivables, payables and short-term debt approximate fair value and therefore are not included in the table above.

Note 11. Regulatory Assets and Liabilities

Regulatory assets included on the consolidated balance sheets are:

(in millions)	September 30, 2010	December 31, 2009

	(Unaudited)
Current:
Regulatory balancing accounts	$207	$94
Energy derivatives	197	25
Other	—	1

	404	120

Long-term:
Regulatory balancing accounts	52	43
Deferred income taxes – net	1,838	1,561
Unamortized nuclear investment – net	301	340
Nuclear-related ARO investment – net	243	258
Unamortized coal plant investment – net	70	73
Unamortized loss on reacquired debt	273	287
Pensions and other postretirement benefits	999	1,014
Energy derivatives	1,201	357
Environmental remediation	39	36
Other	211	170

	5,227	4,139

Total regulatory assets	$5,631	$4,259

Regulatory liabilities included on the consolidated balance sheets are:

(in millions)	September 30, 2010	December 31, 2009

	(Unaudited)
Current:
Regulatory balancing accounts	$798	$363
Other	6	4

	804	367

Long-term:
Regulatory balancing accounts	846	642
ARO	220	171
Costs of removal	2,597	2,515

	3,663	3,328

Total regulatory liabilities	$4,467	$3,695

Note 12. Other Income and Expenses

Other income and expenses are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

(in millions)	2010	2009	2010	2009

	(Unaudited)
Other Income:
Equity AFUDC	$24	$60	$76	$95
Increase in cash surrender value of life insurance policies	7	4	19	17
Other	2	5	8	14

Total utility other income	33	69	103	126

Competitive power generation and parent	—	5	—	5

Total other income	$33	$74	$103	$131

Other Expenses:
Civic, political and related activities and donations	$7	$11	$21	$19
Marketing services	2	1	5	6
Other	1	1	13	8

Total utility other expenses	10	13	39	33

Competitive power generation and parent	2	3	—	8

Total other expenses	$12	$16	$39	$41

In July 2009, the Mountainview power plant was transferred to utility rate base pursuant to CPUC and FERC approvals which resulted in recognition of $50 million in Equity AFUDC during the three- and nine-month periods ended September 30, 2009.

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

Projects or Entities that are Consolidated

At September 30, 2010 and December 31, 2009, EMG had majority interests in 15 wind projects with a total generating capacity of 700 MW that have minority interests held by others. The projects are located in Iowa, Minnesota, New Mexico, Nebraska and Texas. As of December 31, 2009, all of these projects were consolidated by EMG. Upon the application of the new guidance effective January 1, 2010, EMG deconsolidated two of these projects. See further discussion in "—Variable Interests in VIEs that are not Consolidated—Equity Interests." In determining that EMG was the primary beneficiary of the 13 projects consolidated at September 30, 2010, the key factors considered were EMG's ability to direct commercial and operating activities and EMG's obligation to absorb losses and right to receive benefits that could potentially be significant to the variable interest entities.

The following table presents summarized financial information of the wind projects that had minority interests held by others and were consolidated by Edison International:

(in millions)	September 30, 2010	December 31, 2009

	(Unaudited)
Current assets	$22	$73
Net property, plant and equipment[1]	669	944
Other long-term assets	2	2

Total assets[1]	$693	$1,019

Current liabilities	$15	$17
Long-term obligations net of current maturities	17	20
Deferred revenues	57	58
Other long-term liabilities	19	21

Total liabilities	$108	$116

Noncontrolling interests	$4	$76

1
Amounts included assets of $253 million ($247 million of net property, plant and equipment) that were deconsolidated on January 1, 2010.

Assets serving as collateral for the debt obligations had a carrying value of $75 million and $81 million at September 30, 2010 and December 31, 2009, respectively, and primarily consist of property, plant and equipment.

EMG has a 50% partnership interest in the Ambit project. EMG has the power to direct the commercial and operating activities of the project pursuant to the existing contracts and has the obligation to absorb losses and right to receive benefits from the project. Therefore, under the new guidance, EMG is the primary beneficiary which resulted in the consolidation of the Ambit project by Edison International. Total assets consolidated at September 30, 2010 and January 1, 2010 were $99 million at both dates. Substantially all of the assets of the Ambit project are pledged as collateral for the partnership's debt obligations.

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

As of the balance sheet date, the carrying amount of assets and liabilities in SCE's consolidated balance sheet that relate to its involvement with VIEs result from amounts due under the PPAs or the fair value of those derivative contracts, which are accounted for at fair value. See Note 10 for a discussion on nonperformance risk. Further, SCE has no residual interest in the entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees or other commitments associated with these contracts other than the purchase commitments described in Note 6. The aggregate capacity dedicated to SCE for these VIE projects was 4,045 MW at September 30, 2010 and the amounts that SCE paid to these projects were $205 million and $184 million for the three months ended September 30, 2010 and 2009, respectively, and $447 million and $414 million for the nine months ended September 30, 2010 and 2009, respectively. These amounts are recoverable in customer rates.

The following table summarizes as of September 30, 2010, SCE's assets and liabilities and exposure to loss associated with SCE's variable interests in the VIEs described above:

	Assets		Liabilities

(in millions)	Short- Term	Long- Term	Short- Term	Long- Term	Maximum Exposure

	(Unaudited)
Derivatives	$—	$—	$50	$1,064	$—
Accounts payable	—	—	63	—	—

Total	$—	$—	$113	$1,064	$—

The following table summarizes as of December 31, 2009, SCE's assets and liabilities and exposure to loss associated with SCE's variable interests in the VIEs described above:

	Assets		Liabilities

(in millions)	Short- Term	Long- Term	Short- Term	Long- Term	Maximum Exposure

	(Unaudited)
Derivatives	$—	$43	$17	$385	$43
Accounts payable	—	—	39	—	—

Total	$—	$43	$56	$385	$43

Realized and unrealized losses are recovered or expected to be recovered from ratepayers in rates, subject to reasonableness review, and therefore are not reflected in earnings.

Equity Interests

EMG accounts for domestic energy projects in which it has a 50% or less ownership interest, and cannot exercise unilateral control, under the equity method. As of September 30, 2010 and December 31, 2009, EMG had significant variable interests in projects that are not consolidated consisting of the Big 4 projects and the Sunrise project. A subsidiary of EMG operates the Big 4 projects and EMG's partner provides the fuel management services. In addition, the executive director of these projects is provided by EMG's partner. Commercial and operating activities are jointly controlled by a management committee of each VIE. Accordingly, EMG continues to account for its variable interests under the equity method.

As noted previously in "—Projects or Entities that are Consolidated," EMG deconsolidated two renewable wind energy generating facilities, the Elkhorn Ridge wind project and San Juan Mesa wind project, on January 1, 2010. The commercial and operating activities of these entities are directed by a management committee comprised of representatives of each partner. Thus, EMG is not the primary beneficiary of these projects. Accordingly, effective January 1, 2010, EMG accounts for its interests in these projects under the equity method.

The following table presents the carrying amount of EMG's investments in unconsolidated variable interest entities and the maximum exposure to loss for each investment:

	As of September 30, 2010
(in millions)	Investment	Maximum Exposure

	(Unaudited)
Natural gas-fired projects	$360	$360
Wind projects	218	218

EMG's maximum exposure to loss in its variable interest entities accounted for under the equity method is generally limited to its investment in these entities. Two of EMG's domestic energy projects have long-term debt that is secured by a pledge of assets of the project entity, but does not provide for recourse to EMG. Accordingly, a default on a long-term financing of a project could result in foreclosure on the assets of the project entity resulting in a loss of some or all of EMG's investment, but would not require EMG to contribute additional capital. At September 30, 2010, entities which EMG has accounted for under the equity method had indebtedness of $141 million, of which $53 million is proportionate to EMG's ownership interest in these projects.

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

Segment income statement information was:

	Three Months Ended September 30,		Nine Months Ended September 30,

(in millions)	2010	2009	2010	2009

	(Unaudited)
Operating Revenue (Loss):
Electric utility	$3,098	$3,069	$7,504	$7,531
Competitive power generation	691	596	1,838	1,782
Parent and other[2]	(1)	(1)	(2)	(3)

Consolidated Edison International	$3,788	$3,664	$9,340	$9,310

Net Income (Loss) attributable to Edison International:
Electric utility[3]	$394	$346	$858	$1,053
Competitive power generation[1,4]	110	60	214	(450)
Parent and other[2,5]	6	(3)	18	34

Consolidated Edison International	$510	$403	$1,090	$637

Segment balance sheet information was:

(in millions)	September 30, 2010	December 31, 2009

	(Unaudited)
Total Assets:
Electric utility	$36,227	$32,474
Competitive power generation	9,407	9,543
Parent and other[2]	(68)	(573)

Consolidated Edison International	$45,566	$41,444

1
Includes earnings (losses) from discontinued operations of $(4) million and $(1) million for the three months ended September 30, 2010 and 2009, respectively, and $4 million and $(5) million for the nine months ended September 30, 2010 and 2009, respectively.

2
Includes amounts from Edison International (parent) and other Edison International subsidiaries that are not significant as a reportable segment, as well as intercompany eliminations.

3
Includes earnings of $42 million and $95 million for the three and nine months ended September 30, 2010, and $300 million for the nine months ended September 30, 2009, related to the federal and state impacts of the Global Settlement. See Note 4.

4
Includes earnings (losses) of $(6) million and $52 million for the three and nine months ended September 30, 2010, and $(624) million for the nine months ended September 30, 2009, related to termination of Edison Capital's cross-border leases and the federal and state impacts of the Global Settlement on EMG. See Note 4.

5
Includes earnings of $1 million and $28 million for the three and nine months ended September 30, 2010, and $50 million for the nine months ended September 30, 2009, related to the federal and state impacts of the Global Settlement. See Note 4.

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

•
weather conditions and natural disasters;

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

This MD&A for the three- and nine-month periods ended September 30, 2010 discusses material changes in the consolidated financial condition, results of operations and other developments of Edison International since December 31, 2009, and as compared to the three- and nine-month periods ended September 30, 2009. This discussion presumes that the reader has read or has access to Edison International's MD&A for the calendar year 2009 (the "year-ended 2009 MD&A"), which was included in the 2009 Form 10-K.

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
EMG renewables program, and

•
Parent company liquidity.

The overview is presented as an update to the overview presented in the 2009 Form 10-K. See pages 62 to 69 of the 2009 Form 10-K for additional information on these topics.

Highlights of Operating Results

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change

Net Income (Loss) attributable to Edison International
SCE	$394	$346	$48	$858	$1,053	$(195)
EMG	110	60	50	214	(450)	664
Edison International Parent and Other	6	(3)	9	18	34	(16)

Edison International Consolidated	510	403	107	1,090	637	453

Non-Core Earnings (Loss)
Global Settlement[1]:
SCE	42	—	42	95	300	(205)
EMG[2]	(6)	—	(6)	52	(624)	676
Edison International Parent and Other	1	—	1	28	50	(22)
SCE – tax impact of health care legislation	—	—	—	(39)	—	(39)
SCE – regulatory items	—	46	(46)	—	46	(46)
EMG discontinued operations	(4)	(1)	(3)	4	(5)	9

Edison International Consolidated	33	45	(12)	140	(233)	373

Core Earnings (Loss)
SCE	352	300	52	802	707	95
EMG	120	61	59	158	179	(21)
Edison International Parent and Other	5	(3)	8	(10)	(16)	6

Edison International Consolidated	$477	$358	$119	$950	$870	$80

1
Includes the impact of state taxes related to issues resolved as part of the Global Settlement.

2
Includes termination of Edison Capital's cross-border leases.

Edison International's earnings are prepared in accordance with generally accepted accounting principles used in the United States. Management uses core earnings by principal operating subsidiary internally for financial planning and for analysis of performance. Core earnings by principal operating subsidiary are also used when communicating with analysts and investors regarding Edison International's earnings results to facilitate comparisons of the performance from period to period. Core earnings are a non-GAAP financial measure and may not be comparable to those of other companies. Core earnings are defined as earnings attributable to Edison International shareholders excluding income or loss from discontinued operations and income or loss from significant discrete items that management does not consider representative of ongoing earnings, such as: settlement of prior year tax liabilities and changes in tax law; exit activities, including lease terminations, asset impairments, sale of certain assets, early debt extinguishment costs and other activities that are no longer continuing; and non-recurring regulatory or legal proceedings.

SCE's 2010 core earnings increased $52 million and $95 million for the quarter and year-to-date, respectively. The quarter increase was primarily due to higher authorized revenue to support rate base growth and higher capitalized financing costs (AFUDC). The year-to-date increase was due to higher authorized revenue to support rate base growth, lower income tax expense and higher capitalized financing costs (AFUDC). The year-to-date increase was partially offset by higher operating expenses that continue to reflect the impact of curtailed spending last year due to the timing of the 2009 CPUC GRC decision. The year-to-date lower tax expense includes a change in method of tax accounting for asset removal costs primarily related to SCE's infrastructure replacement program.

EMG's 2010 core earnings increased $59 million and decreased $21 million for the quarter and year-to-date, respectively. EMG's third quarter 2010 core earnings were higher than third quarter 2009 core earnings primarily due to higher operating revenues from Midwest Generation and Homer City mostly from higher average realized energy prices, higher capacity revenues, and a gain from the sale of bankruptcy claims. EMG's core earnings for the nine months ended September 30, 2010 were lower than core earnings for the nine months ended September 30, 2009 primarily as a result of higher plant maintenance costs in 2010 due to scheduled plant outages, partially offset by higher energy trading revenues. Energy and fuel related unrealized losses during the nine months ended September 30, 2010 were $30 million compared to unrealized gains of $45 million during the same period last year.

Edison International Parent and Other 2010 core earnings included consolidated state income tax benefits of $14 million during the third quarter. Taxes are provided by SCE and EMG based on tax allocation agreements. Any remaining difference from the consolidated income tax provision and the separate tax provisions of SCE and EMG are reflected in Edison International Parent and Other.

Consolidated non-core items for Edison International included:

•
An earnings benefit of $175 million recorded in 2010 relating to the California impact of the federal Global Settlement, including $138 million in the second quarter resulting from acceptance by the California Franchise Tax Board of the tax positions finalized with the IRS in 2009 and revision to interest recorded on the federal Global Settlement, and $37 million in the third quarter resulting from receipt of the final interest determination from the California Franchise Tax Board. During the nine months ended September 30, 2009, Edison International recorded a consolidated after-tax earnings charge of $274 million related to the Global Settlement finalized with the IRS and termination of Edison Capital's cross-border leases ($920 million pre-tax loss). For further discussion of Global Settlement, see "Item 8. Edison International Notes to Consolidated Financial Statements—Note 4. Income Taxes" of the 2009 Form 10-K.

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

•
An after-tax benefit of $46 million recorded in the third quarter of 2009 resulting from the transfer of the Mountainview power plant to utility rate base pursuant to CPUC and FERC approvals.

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

•
Replacing steam generators at San Onofre intended to enable operations until at least the end of its initial license period in 2022. During the first quarter of 2010, SCE completed the replacement of the steam generators at San Onofre Unit 2, which was subsequently returned to service on April 11, 2010. In October 2010, SCE began the process of installing the final two steam generators at San Onofre Unit 3 which are expected to be placed in service in early 2011. See "SCE: Results of Operations—Electric Utility Results of Operations—Utility Earning Activities" for discussion of the extended outage at San Onofre Unit 2.

•
Installing "smart" meters in approximately 5.3 million households and small businesses, which is referred to as EdisonSmartConnect™. During the first nine months of 2010, SCE installed approximately 1.4 million smart meters, with cumulative installations totaling over 1.5 million.

SCE plans to utilize cash generated from its operations and issuance of additional debt and preferred equity for its capital program. During the nine months ended September 30, 2010, SCE issued long-term debt of $1.1 billion to fund its capital program (see "SCE: Liquidity and Capital Resources—Historical Consolidated Cash Flows—Condensed Consolidated Statement of Cash Flows—Cash Flows Provided (Used) by Financing Activities" for further information).

SCE's capital investments (including accruals) during the nine months ended September 30, 2010 totaled $2.4 billion. SCE projects that capital investments will be in the range of $3.3 billion to $4.0 billion in 2010 and in the range of $18 billion to $21.5 billion for 2010 – 2014. The rate of actual capital spending will be affected by permitting, regulatory, market and other factors as discussed further under "SCE: Liquidity and Capital Resources—Capital Investment Plan" in the 2009 Form 10-K.

 SCE 2012 General Rate Case

On July 19, 2010, SCE submitted to the CPUC's Division of Ratepayer Advocates its notice of intent ("NOI") to file a 2012 GRC. The NOI indicates that SCE's GRC application, expected to be filed by year-end 2010, will request a 2012 base rate revenue requirement of $6.3 billion. After considering the effects of sales growth, SCE's request would be a $903 million increase over projected 2011 base rate revenue. If the CPUC approves the requested rate increase and allocates the increase to ratepayer groups on a system average percentage change basis, the percentage increases over current base rates and total rates are estimated to be 16.9% and 7.9%, respectively. The requested revenue requirement increase is driven by the need to maintain system reliability, accommodate customer load growth, and increase operation and maintenance expenses primarily for capital-related projects, information technology, insurance and pension contributions. The NOI also indicates that SCE's application will propose a post-test year ratemaking mechanism which would result in 2013 and 2014 incremental base revenue requirement increases, net of sales growth, of $305 million and $542 million, respectively, for the same reasons. The current schedule anticipates a final decision on SCE's 2012 GRC by the end of 2011. SCE cannot predict the revenue requirement the CPUC will ultimately authorize or precisely when a final decision will be adopted.

Environmental Developments

Midwest Generation Environmental Compliance Plans and Costs

During the third quarter of 2010, Midwest Generation continued its permitting and planning activities for NOx and SO2 controls to meet the requirements of the Combined Pollutant Standard ("CPS"). Midwest Generation has received all necessary permits from the Illinois EPA allowing the installation of selective non-catalytic reduction ("SNCR") technology on multiple units to meet the NOx portion of the CPS, and is engaged with the Illinois EPA with respect to permitting the installation of equipment to meet required reductions for SO2.

Work continued on the possible use of flue gas desulfurization ("FGD") technology using dry scrubbing with sodium-based sorbents as a method to comply with the SO2 portion of the CPS. Testing of this technology demonstrated significant reductions in SO2 emissions when using the type of coal used by Midwest Generation. Use of this technology in combination with the type of coal employed by Midwest Generation is expected to require substantially less capital and installation time than the spray dryer absorber technology originally contemplated, but would likely result in higher ongoing operating costs and may consequently result in lower dispatch rates and competitiveness of Midwest Generation's plants, depending on competitors' costs. Also, the use of dry scrubbing with sodium-based sorbents to meet environmental regulations will likely require Midwest Generation to incur the costs of upgrading its particulate removal systems.

Based on the work to date, Midwest Generation estimates the cost of retrofitting all units, using dry scrubbing with sodium-based sorbents to comply with CPS requirements for SO2 emissions, and associated upgrading of particulate removal systems, would be approximately $1.2 billion in 2010 dollars. If completed, these expenditures would be incurred over multiple years.

Decisions regarding whether or not to proceed with the above projects or other approaches to compliance remain subject to a number of factors, such as market conditions, regulatory and legislative developments, and forecasted commodity prices and capital and operating costs applicable at the time decisions are required or made. Midwest Generation could also elect to shut down units, instead of installing controls, to be in compliance with the CPS. Therefore, decisions about any particular combination of retrofits and shutdowns it may ultimately employ also remain subject to conditions applicable at the time decisions are required or made. Due to existing uncertainties about these factors, Midwest Generation may defer final decisions about particular units for the maximum time available. Accordingly, final decisions on whether to install controls, to install particular kinds of controls, and to actually expend capital that is budgeted may not occur until 2012 for some of the units and potentially later for others.

Environmental Regulation Developments

For a discussion of environmental regulation developments regarding Greenhouse Gas Regulation, the Transport Rule, Coal Combustion Waste Regulation, California Renewable Electricity Standard, and California Once-Through Cooling Policy, see "Edison International Notes to Consolidated Financial Statements—Note 6. Commitments and Contingencies—Contingencies—Environmental Developments."

EMG Renewables Program

EMG has five projects totaling 630 MW under construction. In the third quarter, the Community Wind North project, which EME refers to as the CWN project, was moved into construction. The CWN project, a 30 MW wind project in Minnesota, utilizes 28 MW of turbines previously in storage and one turbine on order. In addition to the projects in construction mentioned above, EMG anticipates that construction will begin in 2011 on the Pinnacle project, a 55 MW wind project in West Virginia.

EMG had a development pipeline of potential wind projects with projected installed capacity of approximately 3,700 MW at September 30, 2010. EMG has entered into various turbine supply agreements with vendors to support its wind development efforts. Adjusted for the turbines which EMG may elect to deploy related to the Mitsubishi agreement described below, EMG has commitments to purchase 46 wind turbines (69 MW) to be used for future wind projects. During the second quarter of 2010, EMG deferred the delivery and $82 million in payments for 69 MW of turbines to January 2011. If EMG is unable to develop new projects on acceptable terms and conditions, EMG may terminate the turbine order for these 69 MW, which would result in a material charge related to deposits previously made with the vendor.

The pace of additional growth in EMG's renewables program will be subject to the availability of projects that meet EMG's requirements and the capital needed for development, which will be affected by the extent of internally generated cash flow and future decisions about capital expenditures for environmental compliance by its coal fleet. Consequently, pending substantial progress on or financing of the environmental retrofits, growth of the renewables program may depend upon the availability of third-party capital.

Mitsubishi Lawsuit

On October 8, 2010, an agreement was reached to settle disputes included in the complaint filed by EME against Mitsubishi Power Systems Americas, Inc. and Mitsubishi Heavy Industries, Ltd. with respect to a wind turbine generator supply agreement. As a result of this agreement, EME committed to purchase on amended terms 23 wind turbines (55 MW), agreed to certain price adjustments on the turbines purchased under the original contract, may elect to deploy 60 additional wind turbines (144 MW) that were part of the original contract, and may be obligated to make a payment of up to $30 million following the end of the three-year period if it has not elected to deploy the additional turbines and if certain other criteria apply. For additional information regarding the settlement, see "Legal Proceedings" in Part II of this quarterly report.

 Parent Company Liquidity

The parent company's liquidity and its ability to pay operating expenses and dividends to common shareholders have historically been dependent on dividends from SCE, tax-allocation payments under its tax-allocation agreements with its subsidiaries, and access to bank and capital markets. Given its subsidiaries' plans to use their cash flows for their respective capital needs, Edison International (parent) may incur additional borrowings to fund its dividends to common shareholders and operating expenses. In the third quarter of 2010, Edison International issued $400 million of long-term debt with the proceeds used to repay short-term borrowings under its credit facility, and the remainder for corporate liquidity purposes.

At September 30, 2010, Edison International (parent) had approximately $17 million of cash and equivalents. The following table summarizes the status of the Edison International (parent) credit facility at September 30, 2010:

(in millions)	Edison International (parent)

Commitment	$1,426
Outstanding borrowings	—
Outstanding letters of credit	—

Amount available	$1,426

Edison International has a debt covenant in its credit facility that requires a consolidated debt to total capitalization ratio of less than or equal to 0.65 to 1. At September 30, 2010, Edison International's consolidated debt to total capitalization ratio was 0.53 to 1.

SOUTHERN CALIFORNIA EDISON COMPANY

RESULTS OF OPERATIONS

SCE's results of operations are derived mainly through two sources:

•
Utility earning activities, which mainly represent CPUC- and FERC-authorized base rates, which allow a reasonable return, and CPUC-authorized incentive mechanisms; and

•
Utility cost-recovery activities, which mainly represent CPUC-authorized balancing accounts, which allow recovery of costs incurred (including carrying costs) or provide mechanisms to track and recover or refund differences in forecasted and actual amounts. Balancing accounts (except for certain capital-related projects) do not allow for a return.

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

 Three Months Ended September 30, 2010 versus September 30, 2009

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009

(in millions)	Utility Earning Activities	Utility Cost- Recovery Activities[1,2]	Total Consolidated	Utility Earning Activities	Utility Cost- Recovery Activities[1,2]	Total Consolidated

Operating revenue	$1,601	$1,497	$3,098	$1,494	$1,575	$3,069

Fuel and purchased power	—	1,218	1,218	—	1,209	1,209
Operation and maintenance	541	262	803	506	296	802
Depreciation, decommissioning and amortization	300	16	316	288	14	302
Property and other taxes	64	1	65	60	—	60

Total operating expenses	905	1,497	2,402	854	1,519	2,373

Operating income	696	—	696	640	56	696
Net interest expense and other	(84)	—	(84)	(45)	—	(45)

Income before income taxes	612	—	612	595	56	651
Income tax expense	205	—	205	236	—	236

Net income	407	—	407	359	56	415
Net income attributable to noncontrolling interests	—	—	—	—	56	56
Dividends on preferred and preference stock not subject to mandatory redemption	13	—	13	13	—	13

Net income available for common stock	$394	$—	$394	$346	$—	$346

Core Earnings[3]			$352			$300
Non-Core Earnings:
Global Settlement			42			—
Regulatory items[4]			—			46

Total SCE GAAP Earnings			$394			$346

1
Effective January 1, 2010, SCE deconsolidated the Big 4 projects which affects comparability of cost-recovery activities (see "Edison International Notes to Consolidated Financial Statements Note 13. Variable Interest Entities" for further discussion). Included in the three- and nine-month periods ended September 30, 2009, respectively, were the following amounts (including elimination entries) related to the Big 4 projects:

(in millions)	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009

Operating revenue	$48	$154

Fuel	80	257
Purchased power	(118)	(286)
Operation and maintenance	22	68
Depreciation	8	25

Total operating expenses	(8)	64

Net income	$56	$90

2
Effective July 1, 2009, SCE transferred Mountainview Power Company, LLC to SCE (see "Note 8. Property and Plant" in the 2009 Form 10-K for further discussion). As a result of the transfer and for comparability purposes, Mountainview's 2009 activities (zero for both operating revenue and total expenses for the three months ended September 30, 2009 and $49 million for both operating revenue and total expenses for the nine months ended September 30, 2009) were reclassified from cost-recovery activities to utility earning activities consistent with the 2010 regulatory recovery mechanism.

3
See use of Non-GAAP financial measures in "Edison International Overview—Highlights of Operating Results."

4
The $46 million non-core earnings benefit related to the transfer of the Mountainview power plant to utility rate base in the third quarter of 2009 is reflected in the following captions: operating revenue of $(13) million; operation and maintenance of $(14) million; depreciation expense of $7 million; net interest expense and other of $50 million; and an income tax benefit of $2 million.

 Utility Earning Activities

Utility earning activities were primarily affected by the following:

•
Higher operating revenue of $107 million primarily due to an increase related to implementation of the 2009 GRC (effective January 1, 2009), which authorized a 4.25% increase in 2010 authorized revenue and an increase related to revenue requirements for capital projects recovered through CPUC-authorized balancing accounts primarily related to the steam generator replacement project and the EdisonSmartConnectTM project.

•
Higher operation and maintenance expense of $35 million primarily resulting from higher transmission and distribution expenses primarily related to higher costs to support system reliability and infrastructure replacement and an increase in right of way costs.

•
Higher net interest expense and other of $39 million primarily related to a decrease in AFUDC – equity earnings due to the transfer of the Mountainview power plant to utility rate base in the third quarter of 2009, partially offset by a higher capitalized cost of equity (AFUDC) resulting from a higher capitalization rate and level of construction in progress. See "Edison International Notes to Consolidated Financial Statements Note 12. Other Income and Expenses" for further detail of other income and expenses.

See "—Income Taxes" below for discussion of lower income taxes during the three months ended September 30, 2010 compared to the same period in 2009.

Utility Cost-Recovery Activities

Excluding the impact of deconsolidation of the Big 4 projects (see "Edison International Notes to Consolidated Financial Statements Note 13. Variable Interest Entities"), utility cost-recovery activities were affected by lower purchased power expense of $32 million related to: lower realized losses of $60 million reflecting the impact of higher natural gas prices and changes in SCE's hedge portfolio mix; and lower ISO-related and other energy costs of $45 million. These decreases were partially offset by: higher QF purchased power expense of $35 million primarily due to higher kWh purchases and higher natural gas prices; and higher bilateral energy purchase expense of $25 million, primarily resulting from a new contract.

 Nine Months Ended September 30, 2010 versus September 30, 2009

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009

(in millions)	Utility Earning Activities	Utility Cost- Recovery Activities[1,2]	Total Consolidated	Utility Earning Activities	Utility Cost- Recovery Activities[1,2]	Total Consolidated

Operating revenue	$4,175	$3,329	$7,504	$3,951	$3,580	$7,531

Fuel and purchased power	—	2,612	2,612	—	2,688	2,688
Operation and maintenance	1,598	674	2,272	1,464	758	2,222
Depreciation, decommissioning and amortization	905	40	945	836	41	877
Property and other taxes	193	2	195	187	—	187
Gain on sale of assets	—	(1)	(1)	—	(1)	(1)

Total operating expenses	2,696	3,327	6,023	2,487	3,486	5,973

Operating income	1,479	2	1,481	1,464	94	1,558
Net interest expense and other	(244)	(2)	(246)	(214)	(4)	(218)

Income before income taxes	1,235	—	1,235	1,250	90	1,340
Income tax expense	338	—	338	159	—	159

Net income	897	—	897	1,091	90	1,181
Net income attributable to noncontrolling interests	—	—	—	—	90	90
Dividends on preferred and preference stock not subject to mandatory redemption	39	—	39	38	—	38

Net income available for common stock	$858	$—	$858	$1,053	$—	$1,053

Core Earnings[3]			$802			$707
Non-Core Earnings:
Global Settlement			95			300
Tax impact of health care legislation			(39)			—
Regulatory items[4]			—			46

Total SCE GAAP Earnings			$858			$1,053

1
See footnote 1 under "—Three Months Ended September 30, 2010 versus September 30, 2009" table above.

2
See footnote 2 under "—Three Months Ended September 30, 2010 versus September 30, 2009" table above.

3
See use of Non-GAAP financial measures in "Edison International Overview—Highlights of Operating Results."

4
See footnote 4 under "—Three Months Ended September 30, 2010 versus September 30, 2009" table above.

Utility Earning Activities

Utility earning activities were primarily affected by the following:

•
Higher operating revenue of $224 million primarily due to the following:

•
$140 million increase related to implementation of the 2009 GRC (effective January 1, 2009), which authorized a 4.25% increase in 2010 authorized revenue.

•
$35 million increase related to the 2009 and 2010 FERC rate cases effective March 1, 2009 and March 1, 2010, respectively (see "SCE: Liquidity and Capital Resources—Regulatory Proceedings—2010 FERC Rate Case" for further discussion).

  •
  $30 million increase related to revenue requirements for capital projects recovered through CPUC-authorized balancing accounts primarily related to the steam generator replacement project and the EdisonSmartConnectTM project.

•
Higher operation and maintenance expense of $134 million including the impact of curtailed spending last year due to the timing of the 2009 GRC decision. The increase in operation and maintenance expense was primarily in the following areas:

•
$60 million of higher transmission and distribution expenses. In addition to the impact of curtailed spending, the 2010 increase reflects higher costs to support system reliability and infrastructure replacement, increase in right of way costs, increases in preventive maintenance work costs, and line clearing costs.

•
$40 million of higher expenses related to higher general liability insurance, higher information technology costs, a nuclear insurance refund received in 2009, and higher injury and damage claims.

•
$15 million of higher generation expenses primarily resulting from a $10 million increase at San Onofre mostly due to additional work identified during the Unit 2 scheduled outage and a $10 million increase primarily due to overhaul and outage costs at Four Corners. These increases were partially offset by a $15 million hydrogen energy project payment made in the second quarter of 2009, which was subsequently approved for recovery through customer rates in December 2009. During the San Onofre Unit 2 scheduled outage, SCE identified and completed additional work unrelated to the steam generator replacement that resulted in increased operation and maintenance expense and extended the outage beyond SCE's initial estimated timeframe. San Onofre Unit 2 was subsequently returned to service on April 11, 2010.

The first two of the four replacement steam generators were installed in San Onofre Unit 2 in the first quarter of 2010. In October 2010, SCE began the process of installing the final two steam generators at San Onofre Unit 3 which are expected to be placed in service in early 2011. The CPUC has previously adopted a mechanism establishing thresholds for recovery of SCE's incurred costs for the steam generator replacements. Costs above an established threshold will require a reasonableness review. No cost recovery will be allowed for costs incurred that exceed an authorized cap. The determination of whether a reasonableness review of costs is necessary will be made after the steam generator replacement project is completed.

As discussed in the 2009 Form 10-K, the NRC has continued to affirm that San Onofre is being operated safely. However, SCE has had to address a number of regulatory and performance issues for which further corrective action is required to mitigate exposure to events that could have safety significance. In its 2010 mid-cycle performance review letter on September 1st, the NRC noted that although San Onofre had developed corrective actions to resolve previously noted human performance and problem identification and resolution problems, the corrective actions that had been implemented had not been fully effective. The NRC is conducting additional inspections over its baseline program, including inspections to evaluate progress on these matters, and to assess actions taken to improve the working environment for employees to feel free to raise safety concerns. The NRC is also conducting additional public meetings to discuss these issues. SCE continues to implement plans to address the identified issues; however, a number of these issues remain outstanding, and additional issues continue to be identified. To address these regulatory and performance issues, SCE has applied increased management focus and other resources to San Onofre, with an associated impact on operations and maintenance costs, as described in the 2009 Form 10-K. On September 2, 2010, SCE appointed a new Chief Nuclear Officer on an interim basis, pending the search for a permanent replacement. SCE anticipates that its corrective actions, and related additional management focus and operations and maintenance costs, will continue beyond 2010. If issues identified by the NRC remain uncorrected, these matters could have a material adverse effect on SCE.

•
Higher depreciation expense of $69 million primarily related to increased capital investments, including capitalized software costs.

•
Higher net interest expense and other of $30 million primarily related to a decrease in AFUDC – equity earnings due to the transfer of the Mountainview power plant to utility rate base in the third quarter of 2009, partially offset by a higher capitalized cost of equity (AFUDC) resulting from a higher capitalization rate and level of construction in progress.

See "—Income Taxes" below for discussion of higher income taxes during the nine-months ended September 30, 2010 compared to the same period in 2009.

Utility Cost-Recovery Activities

Excluding the impact of deconsolidation of the Big 4 projects (see "Edison International Notes to Consolidated Financial Statements Note 13. Variable Interest Entities"), utility cost-recovery activities were primarily affected by:

•
Lower purchased power expense of $104 million related to: lower realized losses of $191 million reflecting the impact of higher natural gas prices and changes in SCE's hedge portfolio mix; and lower bilateral energy purchase expense of $70 million primarily due to decreased kWh purchases. These decreases were partially offset by: higher QF purchased power expense of $115 million primarily due to higher kWh purchases and higher natural gas prices; and higher ISO-related and other energy costs of $30 million, including replacement power costs related to the San Onofre Unit 2 scheduled outage.

•
Fuel expense reflects lower costs at Four Corners (coal) of $20 million primarily resulting from the planned outage and higher costs at Mountainview of $25 million resulting from higher natural gas prices.

Supplemental Operating Revenue Information

SCE's retail billed and unbilled revenue (excluding wholesale sales and balancing account (over)/undercollections) was $3.4 billion and $7.8 billion for the three- and nine-month periods ended September 30, 2010, respectively, compared to $3.3 billion and $7.5 billion for the respective periods in 2009. The quarter and year-to-date increases reflect a rate increase of $312 million and $591 million, respectively, and a sales volume decrease of $226 million and $314 million, respectively. The rate increase was due to higher system average rates for 2010 compared to the same periods in 2009 mainly due to the implementation of the CPUC 2009 GRC decision and approved FERC transmission rate changes. The sales volume decrease was due to milder weather experienced during 2010 compared to the same period in 2009 and economic conditions. As a result of the CPUC-authorized decoupling mechanism, SCE does not bear the volumetric risk related to electricity sales (see "Overview of Ratemaking Mechanisms" in the 2009 Form 10-K).

Due to warmer weather during the summer months and SCE's rate design, operating revenue during the third quarter of each year is generally higher than other quarters.

Amounts SCE bills and collects from its customers for electric power purchased and sold by the CDWR to SCE's customers, CDWR bond-related costs and a portion of direct access exit fees are remitted to the CDWR and are not recognized as revenue by SCE. The amounts collected and remitted to CDWR were $315 million and $896 million for the three- and nine-month periods ended September 30, 2010, respectively, and $493 million and $1.4 billion for the three- and nine-month periods ended September 30, 2009, respectively. Effective January 1, 2010, the CDWR-related rates were decreased to reflect lower power procurement expenses and to refund CDWR overcollections to customers.

Income Taxes

SCE's income tax expense from continuing operations decreased $31 million and increased $179 million during the three- and nine-month periods ended September 30, 2010, respectively. The 2010 income tax expense reflects: a $95 million earnings benefit relating to the California impact of the federal Global Settlement, including $53 million in the second quarter resulting from the acceptance by the Franchise Tax Board of the tax positions finalized with the IRS in 2009 and $42 million in the third quarter resulting from receipt of the final interest determination from the Franchise Tax Board; $39 million non-cash charge recorded in the first quarter related to the federal health care legislation enacted in March 2010; and a $40 million earnings benefit due to a change in method of tax accounting for asset removal costs primarily related to SCE's infrastructure replacement program. During the nine months ended September 30, 2009, SCE recognized a $300 million earnings benefit related to the federal Global Settlement finalized with the IRS. See "Edison International Notes to Consolidated Financial Statements Note 4. Income Taxes" for further discussion.

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

Available Liquidity

As of September 30, 2010, SCE had approximately $861 million of cash and equivalents and short-term investments. As of September 30, 2010, SCE's long-term debt, including current maturities of long-term debt, was $7.6 billion.

The following table summarizes the status of SCE's credit facilities at September 30, 2010:

(in millions)	Credit Facilities[1]

Commitment	$2,894
Outstanding borrowings	—
Outstanding letters of credit	(11)

Amount available	$2,883

1
SCE has two revolving credit facilities with various banks; a $2.4 billion five-year credit facility that terminates in February 2013, with four one-year options to extend by mutual consent, and a $500 million three-year credit facility that terminates in March 2013.

Debt Covenant

SCE has a debt covenant in its credit facilities that limits its debt to total capitalization ratio to less than or equal to 0.65 to 1. At September 30, 2010, SCE's debt to total capitalization ratio was 0.46 to 1.

Regulatory Proceedings

Energy Efficiency Risk/Reward Incentive Mechanism

As discussed in the year-ended 2009 MD&A, the CPUC adopted an Energy Efficiency Risk/Reward Incentive Mechanism applicable to the 2006 - 2008 performance period. In September 2010, the CPUC issued a proposed decision and an alternate proposed decision for the final payment. The proposed decision, if adopted, would result in no final payment, whereas, the alternate proposed decision, if adopted, would result in SCE receiving the previously projected $27 million final payment. SCE expects a CPUC decision on the final payment, if any, in late 2010. There is no assurance that SCE will receive a final payment.

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

Dividend Restrictions

The CPUC regulates SCE's capital structure and limits the dividends it may pay Edison International. In SCE's most recent cost of capital proceeding, the CPUC set an authorized capital structure for SCE which included a common equity component of 48%. SCE may make distributions to Edison International as long as the common equity component of SCE's capital structure remains at or above the 48% authorized level on a 13-month weighted-average basis. At September 30, 2010, SCE's 13-month weighted-average common equity component of total capitalization was 51.1% resulting in the capacity to pay $502 million in additional dividends.

SCE paid dividends to its parent, Edison International, of $100 million in both January 2010 and in September 2010. Future dividend amounts and timing of distributions are dependent upon several factors, including the actual level of capital investments, operating cash flows and earnings.

Income Tax Matters

In September 2010, President Obama signed the Small Business Jobs Act of 2010, which extended the 50% bonus depreciation provision for an additional year to include property purchased and placed into service by December 31, 2010. SCE expects that certain capital expenditures incurred during 2010 will qualify for the accelerated bonus depreciation, which would provide additional cash flow benefits in 2010, estimated to be in the range of approximately $250 million to $300 million.

Margin and Collateral Deposits

Certain derivative instruments and power procurement contracts under SCE's power and natural gas hedging activities contain collateral requirements. The table below illustrates the amount of collateral posted by SCE to its counterparties, as well as the potential collateral that would be required if SCE's credit rating fell below investment grade.

(in millions)	September 30, 2010

Collateral posted as of September 30, 2010[1]	$18
Incremental collateral requirements if SCE's credit rating was downgraded below investment grade	201

Total posted and potential collateral requirements[2]	$219

1
Collateral posted consisted of $5 million which was offset against net derivative liabilities and $13 million provided to counterparties and other brokers (consisting of $2 million in cash reflected in "Other current assets" on the consolidated balance sheets and $11 million in letters of credit).

2
Total posted and potential collateral requirements may increase by an additional $11 million, based on SCE's forward position as of September 30, 2010, due to adverse market price movements over the remaining life of the existing contracts using a 95% confidence level.

Historical Consolidated Cash Flows

This section discusses consolidated cash flows from operating, financing and investing activities.

Condensed Consolidated Statement of Cash Flows

	Nine Months Ended September 30,
(in millions)	2010	2009

Cash flows provided by operating activities	$2,656	$3,281
Cash flows provided (used) by financing activities	622	(1,854)
Cash flows used by investing activities	(2,883)	(2,284)

Net increase (decrease) in cash and equivalents	$395	$(857)

Cash Flows Provided by Operating Activities

Cash provided by operating activities decreased $625 million for the nine months ended 2010, compared to the same period in 2009 reflects lower net tax receipts in 2010 primarily resulting from the impacts of the Global Settlement. As a result of the Global Settlement, SCE received net tax allocation payments from Edison International of approximately $295 million and $875 million in 2010 and 2009, respectively. The 2010 change was also due to the timing of cash receipts and disbursements related to working capital items.

Cash Flows Provided (Used) by Financing Activities

Financing activities for the first nine months of 2010 were as follows:

•
Issued $1 billion of first refunding mortgage bonds due in 2040 to fund SCE's capital program.

•
Reissued $144 million of tax-exempt pollution control bonds due in 2035 to fund SCE's capital program.

•
Repaid $250 million of senior unsecured notes.

•
Paid $200 million in dividends to Edison International.

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

•
Purchased $219 million of two issues of tax-exempt pollution control bonds and converted the issues to a variable rate structure. As discussed above, SCE reissued $144 million of these bonds during the first nine months of 2010. SCE continues to hold the remaining $75 million of these bonds which are outstanding and have not been retired or cancelled.

•
Paid $200 million in dividends to Edison International.

Cash Flows Used by Investing Activities

Cash flows from investing activities are driven primarily by capital expenditures and funding of nuclear decommissioning trusts. Cash paid for capital expenditures was $2.7 billion and $2.1 billion for the nine months ended September 30, 2010 and 2009, respectively, primarily related to transmission and distribution investments. Net purchases of nuclear decommissioning trust investments and other were $133 million and $163 million for the nine months ended September 30, 2010 and 2009, respectively.

Contractual Obligations and Contingencies

Contractual Obligations

SCE's long-term principal debt maturities plus interest payments as of September 30, 2010 are estimated to be: $102 million for the remainder of 2010, $408 million in 2011, $408 million in 2012, $408 million in 2013, $1.4 billion in 2014, and $13 billion for the period remaining thereafter. These amounts have been updated to reflect SCE's financing activities completed during 2010. For a discussion of issuances of long-term debt, see "Edison International Notes to Consolidated Financial Statements Note 3. Liabilities and Lines of Credit—Long-Term Debt."

For a discussion of purchase obligations and capital lease obligations, see "Edison International Notes to Consolidated Financial Statements Note 6. Commitments and Contingencies—Lease Commitments and—Other Commitments."

Contingencies

Developments related to SCE's 2010 FERC Rate Case, FERC Transmission Incentives and CWIP Proceedings, Navajo Nation Litigation and Spent Nuclear Fuel are discussed in "Edison International Notes to Consolidated Financial Statements Note 6. Commitments and Contingencies—Contingencies."

Environmental Remediation

As of September 30, 2010, SCE identified 23 sites for remediation and recorded an estimated minimum liability of $38 million. SCE expects to recover 90% of its remediation costs at certain sites. SCE expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $3 million to $18 million. See "Edison International Notes to Consolidated Financial Statements Note 6. Commitments and Contingencies—Contingencies" for further discussion.

MARKET RISK EXPOSURES

For a detailed discussion of SCE's market risk exposures, including commodity price risk, credit risk and interest rate risk, see "SCE: Market Risk Exposures—Commodity Price Risk" in the year-ended 2009 MD&A.

Interest Rate Risk

At September 30, 2010, the fair market value of SCE's long-term debt (including current portion of long-term debt) was $8.7 billion, compared to a carrying value of $7.6 billion. At September 30, 2010, SCE did not believe that its short-term debt was subject to interest rate risk due to the fair value being approximately equal to the carrying value.

Commodity Price Risk

Natural Gas and Electricity Price Risk

The following table summarizes the fair values of outstanding derivative instruments used at SCE to mitigate its exposure to spot market prices. For further discussion on fair value measurements, see "Edison International Notes to Consolidated Financial Statements Note 10. Fair Value Measurements."

	September 30, 2010		December 31, 2009

(in millions)	Assets	Liabilities	Assets	Liabilities

Electricity options, swaps and forward arrangements	$3	$75	$1	$25
Natural gas options, swaps and forward arrangements	81	338	86	171
Congestion revenue rights	177	—	217	—
Tolling arrangements[1]	—	1,115	43	402
Netting and collateral	—	(5)	—	—

Total	$261	$1,523	$347	$598

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

The change in the fair value of derivative contracts for the nine months ended September 30, 2010 was as follows:

(in millions)

Fair value of derivative contracts, net liability at January 1, 2010	$(251)
Total realized/unrealized net losses:
Included in regulatory assets and liabilities[1]	(1,138)
Purchases and settlements, net	122
Netting and collateral	5

Fair value of derivative contracts, net liability at September 30, 2010	$(1,262)

1
Due to regulatory mechanisms, SCE's realized and unrealized gains and losses are recorded as regulatory assets and liabilities.

SCE recognizes realized gains and losses on derivative instruments as purchased power expense and recovers these costs, subject to reasonableness review, from ratepayers. As a result, realized gains and losses are not reflected in earnings, but may temporarily affect cash flows. Due to expected future recovery from ratepayers, unrealized gains and losses are recorded as regulatory assets or liabilities and therefore are not reflected in earnings. Realized losses on economic hedging activities were primarily due to settled natural gas prices being lower than contract prices. Unrealized losses on economic hedging activities were primarily due to the declining gas and power prices related to SCE's new generation contracts and the decreasing forward natural gas prices related to financial natural gas contracts.

Credit Risk

Credit risk exposure from counterparties for power and gas trading activities is measured as the sum of net accounts receivable (accounts receivable less accounts payable) and the current fair value of net derivative assets (derivative assets less derivative liabilities) reflected on the consolidated balance sheets. SCE enters into master agreements which typically provide for a right of setoff. Accordingly, SCE's credit risk exposure from counterparties is based on a net exposure under these arrangements. As of September 30, 2010, the amount of balance sheet exposure as described above broken down by the credit ratings of SCE's counterparties, was as follows:

September 30, 2010
(in millions)	Exposure[2]	Collateral	Net Exposure

S&P Credit Rating[1]
A or higher	$187	$—	$187
A-	—	—	—
BBB+	—	—	—
BBB	—	—	—
BBB-	—	—	—
Below investment grade and not rated	—	—	—

Total	$187	$—	$187

1
SCE assigns a credit rating based on the lower of a counterparty's S&P or Moody's rating. For ease of reference, the above table uses the S&P classifications to summarize risk, but reflects the lower of the two credit ratings.

2
Exposure excludes amounts related to contracts classified as normal purchases and sales and non-derivative contractual commitments that are not recorded on the consolidated balance sheets, except for any related net accounts receivable.

The credit risk exposure set forth in the above table is composed of less than $1 million of net account receivables and $187 million representing the fair value, adjusted for counterparty credit reserves, of derivative contracts.

The CAISO comprises 94% of the total net exposure above and is mainly related to the CRRs' fair value (see "—Commodity Price Risk" for further information).

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

Results of Continuing Operations

This section discusses operating results for the three- and nine-month periods ended September 30, 2010 and 2009. EMG's continuing operations include the fossil-fueled facilities, renewable energy and gas-fired projects, energy trading, and gas-fired projects under contract, corporate interest expense and general and administrative expenses. EMG's discontinued operations include all international operations, except the Doga project.

The following table is a summary of competitive power generation results of operations for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,

(in millions)	2010	2009	2010	2009

Competitive power generation operating revenue	$691	$596	$1,838	$1,782

Fuel	228	228	602	587
Other operation and maintenance	224	227	794	710
Depreciation, decommissioning and amortization	62	62	182	176
Lease terminations and other	—	(1)	3	888

Total operating expenses	514	516	1,581	2,361

Operating income (loss)	177	80	257	(579)
Interest and dividend income	4	5	28	26
Equity in income from partnerships and unconsolidated subsidiaries – net	62	63	101	78
Other income	—	4	—	6
Interest expense – net of amounts capitalized	(65)	(80)	(198)	(232)
Other expenses	—	(5)	—	(9)

Income (loss) from continuing operations before income taxes	178	67	188	(710)
Income tax expense (benefit)	64	7	(22)	(263)

Income (loss) from continuing operations	114	60	210	(447)
Income (loss) from discontinued operations – net of tax	(4)	(1)	4	(5)

Net income (loss)	110	59	214	(452)
Less: Net loss attributable to noncontrolling interests	—	(1)	—	(2)

Net income (loss) available for common stock	$110	$60	$214	$(450)

Core Earnings[1]	$120	$61	$158	$179
Non-Core Earnings (Loss):
Global Settlement[2]	(6)	—	52	(624)
Discontinued Operations	(4)	(1)	4	(5)

Total EMG GAAP Earnings (Loss)	$110	$60	$214	$(450)

1
See use of Non-GAAP financial measures in "Edison International Overview—Highlights of Operating Results."

2
Includes termination of Edison Capital's cross-border leases.

EMG's third quarter 2010 core earnings were higher than third quarter 2009 core earnings primarily due to the following:

•
$77 million increased pre-tax income from Midwest Generation and Homer City mostly from higher average realized energy prices, higher capacity revenues and a gain from the sale of bankruptcy claims against Lehman Brothers Commodity Services, Inc. and Lehman Brothers Holdings Inc., collectively referred to as Lehman. Energy and fuel related unrealized losses during the third quarter of 2010 were $13 million compared to unrealized gains of $6 million during the same period last year.

EMG's core earnings for the nine months ended September 30, 2010 were lower than core earnings for the nine months ended September 30, 2009 primarily due to the following pre-tax items:

•
$109 million decreased income from Midwest Generation and Homer City primarily as a result of higher plant maintenance costs during the first half of 2010. In addition, operating revenues were lower due to lower realized energy prices and unrealized losses in 2010 compared to unrealized gains in 2009, partially offset by higher capacity revenues and the sale of the bankruptcy claims discussed above. Plant maintenance and overhaul related expenses were higher in 2010 due to the deferral of plant outages in 2009. Energy and fuel related unrealized losses during the nine months ended September 30, 2010 were $30 million compared to unrealized gains of $45 million during the same period last year. Results for the nine months ended September 30, 2010 included the benefit of power hedge contracts entered into during earlier periods at higher prices than current energy prices. For additional information about market conditions, see "EMG: Market Risk Exposures."

•
$33 million gain in the second quarter of 2009 from the sale of an interest in a leverage lease (Midlands Cogeneration Ventures) and lower lease income from termination of cross-border leveraged leases in 2009.

The decreases were partially offset by the following pre-tax items:

•
$65 million increased energy trading revenues due to congestion and basis trading.

•
$34 million decreased interest expense primarily due to the increase in the capitalization of interest on projects under construction.

•
$17 million increased income from distributions received from the March Point and Doga projects.

•
$17 million decreased corporate expenses due primarily to lower renewable energy development expenses.

Consolidated non-core items for EMG included:.

•
An earnings benefit of $52 million recorded in the nine months ended September 30, 2010 resulting from acceptance by the California Franchise Tax Board of the tax positions finalized with the IRS in 2009 as part of the Global Settlement for tax years 1986 through 2002 and revision to interest on federal disputed tax items.

Adjusted Operating Income (Loss) ("AOI") – Overview

The following section and table provide a summary of results of EMG's operating projects and corporate expenses for the third quarters of 2010 and 2009 and nine months ended September 30, 2010 and 2009, together with discussions of the contributions by specific projects and of other significant factors affecting these results.

The following table shows the adjusted operating income (loss) of EMG's projects:

	Three Months Ended September 30,		Nine Months Ended September 30,

(in millions)	2010	2009	2010	2009

Midwest Generation plants	$150	$69	$198	$257
Homer City facilities	48	52	85	135
Renewable energy projects	8	—	37	37
Energy trading	27	13	105	40
Big 4 projects	33	27	49	44
Sunrise	27	30	30	31
Doga	—	—	15	8
March Point	—	4	17	7
Westside projects	—	(1)	1	2
Leveraged lease income	2	1	4	13
Lease terminations and other	—	1	(3)	(888)
Other projects	—	(1)	6	3
Other operating income (expense)	(3)	7	1	(3)

	292	202	545	(314)
Corporate administrative and general	(37)	(44)	(111)	(128)
Corporate depreciation and amortization	(5)	(4)	(13)	(10)

AOI[1]	$250	$154	$421	$(452)

1
AOI is equal to operating income (loss) under GAAP, plus equity in earnings (losses) of unconsolidated affiliates, dividend income from projects, production tax credits, other income and expenses, and net (income) loss attributable to noncontrolling interests. Production tax credits are recognized as wind energy is generated based on a per-kilowatt-hour rate prescribed in applicable federal and state statutes. AOI is a non-GAAP performance measure and may not be comparable to those of other companies. Management believes that inclusion of earnings of unconsolidated affiliates, dividend income from projects, production tax credits, other income and expenses, and net (income) loss attributable to noncontrolling interests in AOI is meaningful for investors as these components are integral to the operating results of EMG.

The following table reconciles AOI to operating income as reflected on EMG's consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,

(in millions)	2010	2009	2010	2009

AOI	$250	$154	$421	$(452)
Less:
Equity in earnings of unconsolidated affiliates	61	63	100	78
Dividend income from projects	—	1	18	11
Production tax credits	12	10	45	40
Other income (expense), net	—	(2)	1	(4)
Net loss attributable to noncontrolling interests	—	2	—	2

Operating Income	$177	$80	$257	$(579)

 Adjusted Operating Income from Consolidated Operations

Midwest Generation Plants

The following table presents additional data for the Midwest Generation plants:

	Three Months Ended September 30,		Nine Months Ended September 30,

(in millions)	2010	2009	2010	2009

Operating Revenues	$444	$372	$1,104	$1,096
Operating Expenses
Fuel[1]	151	164	390	397
Plant operations	93	89	361	291
Plant operating leases	19	18	56	56
Depreciation and amortization	28	27	84	81
Administrative and general	3	5	15	15

Total operating expenses	294	303	906	840

Operating Income	150	69	198	256

Other Income	—	—	—	1

AOI	$150	$69	$198	$257

Statistics
Generation (in GWh)
Energy contracts	8,449	8,272	22,091	20,389
Load requirements services contract	—	—	—	1,333

Total	8,449	8,272	22,091	21,722

1
Included in fuel costs were $5 million and $19 million during the third quarters of 2010 and 2009, respectively, and $10 million and $52 million during the nine months ended September 30, 2010 and 2009, respectively, related to the net cost of emission allowances. Transfers of emission allowances between Midwest Generation and Homer City are made at fair market value. Transfers of NOx emission allowances to Midwest Generation were $0.4 million and $1 million during the nine months ended September 30, 2010 and 2009, respectively. Transfers of SO2 emission allowances from Midwest Generation were $5 million during the first nine months of 2010. For more information regarding the price of emission allowances, see "EMG: Market Risk Exposures—Commodity Price Risk—Emission Allowances Price Risk."

AOI from the Midwest Generation plants increased $81 million for the third quarter ended September 30, 2010, compared to the corresponding period of 2009. The third quarter increase in AOI was primarily attributable to an increase in realized energy prices, a gain from the sale of the bankruptcy claims against Lehman, and higher capacity revenues, partially offset by unrealized losses in 2010 compared to unrealized gains in 2009. Average realized fuel costs were lower due to lower emission allowance costs.

During the third quarter of 2010, EMG sold its claims against Lehman and recorded a gain of $24 million. The claims originated from power contracts that were terminated in 2008 due to the bankruptcy of Lehman. During 2008, EMG dedesignated the contracts as cash flow hedges due to nonperformance risks and recorded unrealized losses of $24 million.

AOI from the Midwest Generation plants decreased $59 million for the nine months ended September 30, 2010, compared to the corresponding period of 2009. The 2010 decrease in AOI was primarily attributable to an increase in plant maintenance costs during the first half of 2010, lower realized energy prices and unrealized losses in 2010 compared to unrealized gains in 2009, partially offset by higher capacity revenues, a gain from the sale of the bankruptcy claims discussed above, and lower emission allowance costs. Plant maintenance and overhaul related expenses were higher in 2010 due to the deferral of plant outages in 2009. Average realized fuel costs were lower in the nine months ended September 30, 2010 as compared to the same period in 2009 due to lower emission allowance costs partially offset by higher costs related to activated carbon, which is used to reduce mercury emissions.

Included in operating revenues were unrealized gains (losses) of $(16) million and $2 million for the third quarters of 2010 and 2009, respectively, and $(12) million and $22 million for the nine months ended September 30, 2010 and 2009, respectively. Unrealized gains (losses) in 2010 and 2009 were primarily due to economic hedge contracts that are accounted for on a mark-to-market basis.

Included in fuel costs were unrealized gains (losses) of $2 million and $(2) million for the third quarters of 2010 and 2009, respectively, and $(5) million and $12 million for the nine months ended September 30, 2010 and 2009, respectively. Unrealized gains (losses) were due to oil futures contracts which were accounted for as economic hedges related to a fuel adjustment mechanism of a rail transportation contract.

For more information regarding forward market prices and unrealized gains (losses), see "EMG: Market Risk Exposures—Commodity Price Risk" and "—Derivative Instruments," respectively.

Homer City Facilities

The following table presents additional data for the Homer City facilities:

	Three Months Ended September 30,		Nine Months Ended September 30,

(in millions)	2010	2009	2010	2009

Operating Revenues	$173	$170	$477	$496
Operating Expenses
Fuel[1]	74	65	201	192
Plant operations	20	22	96	78
Plant operating leases	25	26	77	76
Depreciation and amortization	5	4	14	12
Administrative and general	1	1	4	3

Total operating expenses	125	118	392	361

Operating Income	48	52	85	135

AOI	$48	$52	$85	$135

Statistics
Generation (in GWh)	2,984	2,994	8,227	8,677

1
Included in fuel costs were $1 million and $5 million during the third quarters of 2010 and 2009, and $6 million and $13 million during the nine months ended September 30, 2010 and 2009, respectively, related to the net cost of emission allowances. Transfers of emission allowances between Midwest Generation and Homer City are made at fair market value. Transfers of SO2 emission allowances to Homer City were $5 million during the nine months ended September 30, 2010. Transfers of NOx emission allowances from Homer City were $0.4 million and $1 million during the nine months ended September 30, 2010 and 2009, respectively. For more information regarding the price of emission allowances, see "EMG: Market Risk Exposures—Commodity Price Risk—Emission Allowances Price Risk."

AOI from the Homer City facilities decreased $4 million for the third quarter ended September 30, 2010, compared to the corresponding period of 2009. The third quarter decrease in AOI was primarily attributable to lower unrealized gains and higher coal costs, partially offset by higher average realized energy prices. Forced outages were higher in the third quarter of 2010 due to opacity-related deratings and unscheduled outages. Higher average fuel costs compared to 2009 were attributable to higher coal costs, partially offset by lower emission allowance costs.

AOI from the Homer City facilities decreased $50 million for the nine months ended September 30, 2010, compared to the corresponding period of 2009. The 2010 decrease in AOI was primarily attributable to unrealized losses in 2010 compared to unrealized gains in 2009, an increase in plant operations costs related to scheduled plant outages, and lower realized energy revenues, partially offset by higher capacity revenues. The Homer City facilities experienced increased forced outages in 2010 compared to 2009 due to opacity-related deratings and unscheduled outages. Plant maintenance and overhaul related expenses were higher in 2010 due to the deferral of plant outages in 2009. Higher average fuel costs compared to 2009 were attributable to higher coal costs.

Included in operating revenues were unrealized gains (losses) from hedge activities of $1 million and $6 million for the third quarters of 2010 and 2009, respectively, and $(13) million and $11 million for the nine months ended September 30, 2010 and 2009, respectively. Unrealized gains (losses) in 2010 and 2009 were primarily attributable to the ineffective portion of forward and futures contracts which are derivatives that qualify as cash flow hedges. The ineffective portion of hedge contracts at Homer City was attributable to changes in the difference between energy prices at the PJM West Hub (the settlement point under forward contracts) and the energy prices at the Homer City busbar (the delivery point where power generated by the Homer City facilities is delivered into the transmission system). For more information regarding forward market prices and unrealized gains (losses), see "EMG: Market Risk Exposures—Commodity Price Risk" and "—Derivative Instruments."

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

Renewable Energy Projects

The following table presents additional data for EMG's renewable energy projects:

	Three Months Ended September 30,		Nine Months Ended September 30,

(in millions)	2010	2009	2010	2009

Operating Revenues	$29	$26	$93	$101
Production Tax Credits	12	10	45	40

	41	36	138	141

Operating Expenses
Plant operations	11	12	35	38
Depreciation and amortization	21	24	64	65
Administrative and general	1	1	2	3

Total operating expenses	33	37	101	106

Net Loss Attributable to Noncontrolling Interest	—	1	—	2

AOI[1]	$8	$—	$37	$37

Statistics
Generation (in GWh)[2]	764	635	2,599	2,173

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

	Three Months Ended September 30,		Nine Months Ended September 30,

(in millions)	2010	2009	2010	2009

AOI	$8	$—	$37	$37
Less:
Production tax credits	12	10	45	40
Net loss attributable to noncontrolling interest	—	1	—	2

Operating Loss	$(4)	$(11)	$(8)	$(5)

2
Includes renewable energy projects that are unconsolidated at EMG. Generation excluding unconsolidated projects was 643 GWh and 2,156 GWh for the three months and nine months ended September 30, 2010, respectively.

AOI from renewable energy projects increased $8 million for the third quarter ended September 30, 2010, compared to the corresponding periods of 2009. The third quarter increase in AOI was primarily attributable to higher generation resulting from an increase in projects in operation. AOI in the third quarter and nine months ended September 30, 2009 included $1 million and $17 million, respectively, of liquidated damages from availability guarantees provided by a wind turbine supplier, which compensated EMG for lower generation (none recorded in 2010). During the nine months ended September 30, 2010, EMG received $92 million in U.S. Treasury grants, which was recorded as deferred revenue and is recognized as revenue over the life of the project.

 Energy Trading

EMG seeks to generate profit by utilizing its subsidiary, EMMT, to engage in trading activities in those markets in which it is active as a result of its management of the merchant power plants of Midwest Generation and Homer City. EMMT trades power, fuel, coal, and transmission congestion primarily in the eastern U.S. power grid using products available over the counter, through exchanges, and from independent system operators.

AOI from energy trading activities increased $14 million and $65 million for the third quarter and nine months ended September 30, 2010, respectively, compared to the corresponding periods of 2009. The 2010 increases in AOI from energy trading activities were attributable to increased revenues in congestion and basis trading.

Adjusted Operating Income from Leveraged Lease Activities

AOI from leveraged lease income increased $1 million and decreased $9 million for the third quarter and nine months ended September 30, 2010, respectively, compared to the corresponding periods of 2009 due to the termination of the cross-border leases and the sale of a lease investment during the first half of 2009.

Adjusted Operating Income from Lease Terminations and Other

AOI from lease terminations and other included gains of $1 million and losses of $888 million for the third quarter and nine months ended September 30, 2009, respectively, due to the termination of the cross-border leases (see "Edison International Notes to Consolidated Financial Statements Note 4. Income Taxes" of the 2009 Form 10-K for further information).

Adjusted Operating Income from Unconsolidated Affiliates

Doga

AOI from the Doga project increased $7 million for the nine months ended September 30, 2010, compared to the corresponding period of 2009 due to the timing of distributions. AOI is recognized when cash is distributed from the project since the Doga project is accounted for on the cost method.

March Point

AOI from the March Point project decreased $4 million and increased $10 million for the third quarter and nine months ended September 30, 2010, respectively, compared to the corresponding periods of 2009. The 2010 year-to-date increase was primarily due to equity distributions received from the project. EMG subsequently sold its ownership interest in the March Point project to its partner at book value.

Seasonal Disclosure

EMG's third quarter equity in income from its unconsolidated energy projects is normally higher than equity in income related to other quarters of the year due to seasonal fluctuations and higher energy contract prices during the summer months.

 Interest Related Income (Expense)

	Three Months Ended September 30,		Nine Months Ended September 30,

(in millions)	2010	2009	2010	2009

Interest income	$3	$4	$9	$15

Interest expense
EME debt	$(56)	$(68)	$(174)	$(204)
Non-recourse debt	(9)	(12)	(24)	(28)

	$(65)	$(80)	$(198)	$(232)

The 2010 decrease in interest expense was primarily due to higher capitalized interest and lower debt balances under EME's and Midwest Generation's credit facilities, partially offset by higher wind project financing. Capitalized interest for projects under construction increased $14 million and $27 million for the third quarter and nine months ended September 30, 2010, respectively, compared to the corresponding periods of 2009.

Income Taxes

EMG's income taxes from continuing operations for the nine months ended September 30, 2010 included a $52 million income tax benefit resulting from acceptance by the California Franchise Tax Board's of the tax positions finalized with the IRS as part of the Global Settlement for tax years 1986 through 2002. In addition, income taxes for the nine months ended September 30, 2010 and 2009, included tax benefits of production and housing tax credits of $50 million during each period.

For further discussion, see "Edison International Notes to Consolidated Financial Statements Note 4. Income Taxes."

Results of Discontinued Operations

Income from discontinued operations, net of tax, decreased $3 million and increased $9 million for the third quarter and nine months ended September 30, 2010, respectively, compared to the corresponding periods of 2009. The third quarter decrease was due to higher foreign exchange rates. The year-to-date increase was due to lower foreign exchange rates, adjustments to unrecognized tax benefits, and a reduction in EMG's estimated liability due primarily to expiration of a contract indemnity during the first quarter of 2010. EMG increased its estimated liability for a tax indemnity by $6 million in the nine months ended September 30, 2009.

Derivative Instruments

Unrealized Gains and Losses

EMG classifies unrealized gains and losses from derivative instruments (other than the effective portion of derivatives that qualify for hedge accounting) as part of operating revenues or fuel costs. The results of derivative activities are recorded as part of cash flows from operating activities on the consolidated statements of cash flows. The following table summarizes unrealized gains (losses) from non-trading activities:

	Three Months Ended September 30,		Nine Months Ended September 30,

(in millions)	2010	2009	2010	2009

Midwest Generation plants
Non-qualifying hedges	$(12)	$(4)	$(18)	$30
Ineffective portion of cash flow hedges	(2)	4	1	4
Homer City facilities
Non-qualifying hedges	—	—	—	—
Ineffective portion of cash flow hedges	1	6	(13)	11

Total unrealized gains (losses)	$(13)	$6	$(30)	$45

At September 30, 2010, cumulative unrealized gains of $12 million were recognized from non-qualifying hedge contracts or the ineffective portion of cash flow hedges related to subsequent periods ($4 million for the remainder of 2010, $7 million for 2011, and $1 million for 2012).

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

LIQUIDITY AND CAPITAL RESOURCES

Available Liquidity

At September 30, 2010, EMG and its subsidiaries had consolidated cash and equivalents of $1.1 billion and a total of $960 million of capacity under its credit facilities. EMG's consolidated debt (including short-term debt) at September 30, 2010 was $4.2 billion, of which $141 million was current. In addition, EMG's subsidiaries had $3.0 billion of long-term lease obligations related to their sale-leaseback transactions that are due over periods ranging up to 24 years.

The following table summarizes the status of the EME and Midwest Generation credit facilities at September 30, 2010:

(in millions)	EME	Midwest Generation

Commitment	$600	$500
Less: Commitment from Lehman Commercial Paper Inc.	(36)	—

	564	500
Outstanding letters of credit	(101)	(3)

Amount available	$463	$497

As a result of credit ratings actions in 2010, the margins applicable to Midwest Generation's $500 million working capital facility increased 27.5 basis points. Borrowings made under this credit facility currently bear interest at LIBOR plus 1.15%, unless average utilized commitments during a period exceed $250 million, in which case the margin increases to 1.275%.

Expenditures for NOx and SO2 controls through 2012 (estimated at $315 million), are anticipated to be funded through operating cash flow and available credit facilities. EMG has not yet committed to the completion of environmental compliance activities for all the Midwest Generation plants. Depending upon the facilities selected to be retrofit and the timing of funding requirements beyond the near term, EMG may utilize operating cash flow or seek debt financing to fund capital expenditures.

Capital expenditures to complete renewable-related projects through 2011 are projected to be $511 million at September 30, 2010. EMG anticipates that renewable project capital investment will be funded using construction financing, U.S. Treasury grants and existing EMG liquidity. The following table summarizes the projected funding sources:

(in millions)

Secured project financings
Big Sky[1]	$138
Cedro Hill[1]	57
Laredo Ridge[1]	59
Anticipated U.S. Treasury grants[2]	340

$594

1
Remaining available balance at September 30, 2010.

2
Anticipated U.S. Treasury grants are based on estimated costs at completion of construction for renewable projects scheduled to be completed in 2011. The anticipated grants have been reduced by a bridge loan on the Laredo Ridge project that is due when the related grants funds are received. Funding sources in excess of the forecast capital expenditures are planned to be used for general corporate purposes.

EMG may from time to time seek to retire or purchase its outstanding debt through cash purchases and/or exchange offers, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, EMG's liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Small Business Jobs Act of 2010

In September 2010, the Small Business Jobs Act of 2010 extended the 50% bonus depreciation provision for an additional year to include property purchased and placed into service by December 31, 2010. EMG expects that certain capital expenditures incurred during 2010 will qualify for the accelerated bonus depreciation, which would provide additional cash flow benefits, primarily in 2011, estimated to be in the range of approximately $70 million to $100 million.

 Capital Investment Plan

At September 30, 2010, forecasted capital expenditures through 2012 by EMG's subsidiaries for existing projects, corporate activities and turbine commitments were as follows:

(in millions)	October through December 2010	2011	2012

Midwest Generation Plants
Plant capital expenditures	$18	$38	$22
Environmental expenditures[1]	32	151	132
Homer City Facilities
Plant capital expenditures	4	18	25
Environmental expenditures[2]	—	—	—
Renewable Projects
Capital and construction expenditures[3]	217	212	—
Turbine commitments[4]	—	82	—
Other capital expenditures	6	18	19

Total	$277	$519	$198

1
Environmental expenditures include primarily expenditures related to selective non-catalytic reduction (SNCR) equipment and $174 million for expenditures during the remainder of 2010 to 2012 to begin to retrofit initial units using dry scrubbing with sodium-based sorbents to comply with CPS requirements for SO2 emissions. Midwest Generation could elect to shut down units instead of installing controls to be in compliance with the CPS, and, therefore, decisions about any particular combination of retrofits and shutdowns it may ultimately employ to comply remain subject to conditions applicable at the time decisions are required or made. For additional discussion, see "Edison International Overview—Environmental Developments," and refer to "Environmental Regulation of Edison International and Subsidiaries" in the Form 2009 10-K.

2
Excludes amounts that may become required under environmental regulations for future operations. For further information, see "Edison International Notes to Consolidated Financial Statements Note 6. Commitments and Contingencies—Contingencies—Environmental Developments—Transport Rule" and "—Contingencies—Homer City New Source Review Notice of Violation."

3
Amounts include an unconsolidated project in which construction expenditures will be substantially funded by EMG. Amounts also include projects under construction where project financing has been secured. The available balance under secured financing arrangements was $254 million as of September 30, 2010. For further discussion, see "Edison International Notes to Consolidated Financial Statements Note 3. Liabilities and Lines of Credit," and refer to "EMG: Liquidity and Capital Resources Project-Level Financing" in the year-ended 2009 MD&A.

4
Amounts exclude balance of project costs for the 75 MW available for new projects, which EMG estimates to be an additional $50 million to $90 million based on typical project costs. Turbine commitment figures include the impact of the October 8, 2010 Mitsubishi settlement agreement. For additional discussion, see "Legal Proceedings" in Part II of this quarterly report.

Plant capital expenditures relate to non-environmental projects such as upgrades to boiler and turbine controls, replacement of major boiler components, generator stator rewinds, 4Kv switchgear and main power transformer replacement.

Midwest Generation is subject to various commitments with respect to environmental compliance. Expenditures, in addition to those included on the preceding table, are anticipated and could be material; however, the amounts and timing have not been determined. For more information on the current status of environmental improvements in Illinois, see "Edison International

Overview—Environmental Developments." For further discussion of environmental regulations, refer to "Environmental Regulation of Edison International and Subsidiaries" in the Form 2009 10-K.

Historical Consolidated Cash Flows

This section discusses EMG's consolidated cash flows from operating, financing and investing activities.

Condensed Consolidated Statement of Cash Flows

	Nine Months Ended September 30,
(in millions)	2010	2009

Operating cash flow provided (used) by continuing operations	$289	$(1,142)
Operating cash flow provided (used) by discontinued operations	4	(5)

Net cash provided (used) by operating activities	293	(1,147)
Net cash provided (used) by financing activities	83	(193)
Net cash provided (used) by investing activities	(443)	974

Net decrease in cash and cash equivalents	$(67)	$(366)

Consolidated Cash Flows Provided (Used) by Operating Activities

Cash provided by operating activities from continuing operations increased $1.4 billion in the first nine months of 2010, compared to the first nine months of 2009. The 2010 increase was primarily due to the impacts of the Global Settlement and derivative-related activities. In April 2010, Edison Capital funded a $253 million deposit to the IRS related to the Global Settlement. In 2009, Edison Capital made a net tax allocation payment to Edison International of $1.1 billion related to the termination of Edison Capital's interest in cross-border leases (see "Item 8. Edison International Notes to Consolidated Financial Statements Note 4. Income Taxes" of the 2009 Form 10-K for further discussion).

Consolidated Cash Flows Provided (Used) by Financing Activities

Cash provided by financing activities from continuing operations increased $276 million in the first nine months of 2010, compared to the first nine months of 2009. In 2010, financing activities included project-level wind financing. Financing activities in 2009 included wind project financings and the repayment of $188 million and $200 million under EME's corporate credit facility and Midwest Generation's working capital facility, respectively. For further project financing details, see "Edison International Notes to Consolidated Financial Statements Note 3. Liabilities and Lines of Credit." In addition, in January 2010, Edison Capital redeemed in full its $89 million medium-term loans.

Consolidated Cash Flows Provided (Used) by Investing Activities

Cash used in investing activities from continuing operations decreased $1.4 billion in the first nine months of 2010, compared to the first nine months of 2009. The 2010 decrease was primarily due to $1.385 billion of net proceeds from termination of the cross-border leases at Edison Capital in 2009. The change was also due to capital expenditures for the construction of wind projects. In 2009, investments in other assets include wind turbine deposits.

 Credit Ratings

Overview

Credit ratings for EME, Midwest Generation and EMMT as of September 30, 2010 are as follows:

	Moody's Rating	S&P Rating	Fitch Rating

EME[1]	B3	B-	B-
Midwest Generation[2]	Ba2	B+	BB
EMMT	Not Rated	B-	Not Rated

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

Margin, Collateral Deposits and Other Credit Support for Energy Contracts

Future cash collateral requirements may be higher than the margin and collateral requirements were at September 30, 2010, if wholesale energy prices change or if EMMT enters into additional transactions. EMG estimates that margin and collateral requirements for energy and congestion contracts outstanding as of September 30, 2010 could increase by approximately $129 million over the remaining life of the contracts using a 95% confidence level. This increase may not be offset by similar changes in the cash flows of the underlying hedged items in the same periods. Certain EMMT hedge contracts do not require margin, but contain provisions that require EME or Midwest Generation to comply with the terms and conditions of their credit facilities. The credit facilities contain financial covenants which are described further in "—Debt Covenants and Dividend Restrictions."

Hedge contracts include provisions relating to a change in control or material adverse effect resulting from amendments or modifications to the related credit facility. EMMT has hedge contracts that do not require margin, but contain the right of each party to request additional credit support in the form of adequate assurance of performance in the case of an adverse development affecting the other party. The aggregate fair value of all derivative instruments with credit-risk-related contingent features is in an asset position at September 30, 2010 and, accordingly, the contingent features described above do not currently have a liquidity exposure. Future increases in power prices could expose EME or Midwest Generation to termination payments or additional collateral postings under the contingent features described above.

Midwest Generation has cash on hand and a credit facility to support margin requirements specifically related to contracts entered into by EMMT related to the Midwest Generation plants. In addition, EME has cash on hand and a credit facility to provide credit support to subsidiaries. For a discussion on available borrowing capacity under Midwest Generation and EME credit facilities, see "—Available Liquidity."

Debt Covenants and Dividend Restrictions

Credit Facility and Financial Ratios

EME's credit facility contains financial covenants which require EME to maintain a minimum interest coverage ratio and a maximum corporate-debt-to-capital ratio as such terms are defined in the credit facility. The following table sets forth the interest coverage ratio:

	12 Months Ended
(in millions)	September 30, 2010	December 31, 2009

Ratio	1.71	1.72
Covenant threshold (not less than)	1.20	1.20

The following table sets forth the corporate-debt-to-capital ratio:

(in millions)	September 30, 2010	December 31, 2009

Corporate-debt-to-capital ratio	0.52	0.54
Covenant threshold (not more than)	0.75	0.75

Dividend Restrictions in Major Financings

Set forth below are key ratios of EME's principal subsidiaries required by financing arrangements at September 30, 2010 or for the 12 months ended September 30, 2010:

Subsidiary	Financial Ratio	Covenant	Actual

Midwest Generation (Midwest Generation plants)	Debt to Capitalization Ratio	Less than or equal to 0.60 to 1	0.15 to 1
Homer City (Homer City facilities)	Senior Rent Service Coverage Ratio	Greater than 1.7 to 1	2.81 to 1

For a more detailed description of the covenants binding EME's principal subsidiaries that may restrict the ability of those entities to make distributions to EME directly or indirectly through the other holding companies owned by EME, refer to "EMG: Liquidity and Capital Resources—Debt Covenants and Dividend Restrictions in Major Financings" in the year-ended 2009 MD&A.

 EME's Senior Notes and Guaranty of Powerton-Joliet Leases

EME is restricted under applicable agreements from the sale or disposition of assets, which includes distributions, if the aggregate net book value of all such sales and dispositions during the most recent 12-month period would exceed 10% of consolidated net tangible assets as defined in such agreements computed as of the end of the most recent fiscal quarter preceding the sale or disposition in question. At September 30, 2010, the maximum permissible sale or disposition of EME assets was $834 million.

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

Homer City New Source Review Notice of Violation

For a discussion of the Homer City New Source Review Notice of Violation, see "Edison International Notes to Consolidated Financial Statements Note 6. Commitments and Contingencies—Contingencies—Homer City New Source Review Notice of Violation."

Off-Balance Sheet Transactions

For a discussion of EMG's off-balance sheet transactions, refer to "EMG: Liquidity and Capital Resources—Off-Balance Sheet Transactions" in the year-ended 2009 MD&A. There have been no significant developments with respect to EMG's off-balance sheet transactions that affect disclosures presented in Edison International's 2009 Form 10-K.

Environmental Matters and Regulations

For a discussion of EMG's environmental matters, refer to "Environmental Matters and Regulations" in Item 1 in the year-ended 2009 Form 10-K. There have been no significant developments with respect to environmental matters specifically affecting EMG since the filing of the 2009 Form 10-K, except as set forth in "Edison International Notes to Consolidated Financial Statements Note 6. Commitments and Contingencies—Contingencies—Environmental Developments."

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

The following table depicts the average historical market prices for energy per megawatt-hour at the locations indicated for the first nine months of 2010 and 2009:

	24-Hour Average Historical Market Prices[1]
	2010	2009

Midwest Generation plants
Northern Illinois Hub	$35.02	$28.62
Homer City facilities
PJM West Hub	$46.65	$38.65
Homer City Busbar	39.80	35.16

1
Energy prices were calculated at the respective delivery points using historical hourly real-time prices as published by PJM or provided on the PJM web site.

The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the Northern Illinois Hub and PJM West Hub at September 30, 2010:

	24-Hour Forward Energy Prices[1]
	Northern Illinois Hub	PJM West Hub

2010
October	$23.93	$36.81
November	25.76	36.36
December	28.84	39.70
2011 calendar "strip"[2]	$29.86	$41.06
2012 calendar "strip"[2]	$31.89	$43.10

1
Energy prices were determined by obtaining broker quotes and information from other public sources relating to the Northern Illinois Hub and PJM West Hub delivery points.

2
Market price for energy purchases for the entire calendar year.

Forward prices for the 2011 calendar strip indicated on the preceding table have decreased from December 31, 2009 prices of $34.73 and $49.43 for the Northern Illinois Hub and the PJM West Hub, respectively.

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

EMMT engages in hedging activities for the fossil-fueled facilities to hedge the risk of future change in the price of electricity. The following table summarizes the hedge positions (including load requirements services contracts and forward contracts accounted for on the accrual basis) as of September 30, 2010 for electricity expected to be generated during the remainder of 2010 and in 2011 and 2012:

	2010		2011		2012

	MWh (in thousands)	Average price/ MWh[1]	MWh (in thousands)	Average price/ MWh[1]	MWh (in thousands)	Average price/ MWh[1]

Midwest Generation plants
Northern Illinois and AEP/Dayton Hubs	5,341	$41.94	13,318	$37.66	2,746	$37.29
Homer City facilities2,[3]
PJM West Hub	1,536	65.21	3,475	51.05	1,182	51.81

Total	6,877		16,793		3,928

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

3
The average price/MWh includes 25 to 84 MW for periods ranging from October 1, 2010 to May 31, 2012 at Homer City sold in conjunction with load requirements services contracts.

In addition, as of September 30, 2010, EMMT had entered into 0.6 bcf of natural gas futures contracts (equivalent to approximately 102 GWh of energy contracts using a ratio of 6 MMBtu to 1 MWh) for the Midwest Generation plants to economically hedge energy price risks during 2010 at an equivalent average energy price of approximately $38.40/MWh.

The decline in 2010 market prices will impact realized energy and hedge prices in 2011 and 2012 and could have a material impact on 2011 and 2012 results.

Through October 25, 2010, offsetting positions were entered into to reduce the hedge position of EMG's merchant operations. The reduction in the hedge position was:

•
Midwest Generation: 2,448 MWh (in thousands) with an average price of $37.12/MWh, and

•
Homer City: 2,244 MWh (in thousands) with an average price of $47.30/MWh.

 Capacity Price Risk

The following table summarizes the status of capacity sales for Midwest Generation and Homer City at September 30, 2010:

				RPM Capacity Sold in Base Residual Auction		Other Capacity Sales, Net of Purchases[3]

	Installed Capacity MW	Unsold Capacity[1] MW	Capacity Sold[2] MW	MW	Price per MW-day	MW	Average Price per MW-day	Aggregate Average Price per MW-day

October 1, 2010 to May 31, 2011
Midwest Generation	5,477	(548)	4,929	4,929	$174.29	—	—	$174.29
Homer City	1,884	(261)	1,623	1,813	174.29	(190)	$53.95	188.38
June 1, 2011 to May 31, 2012
Midwest Generation	5,477	(495)	4,982	4,582	110.00	400	85.00	107.99
Homer City	1,884	(113)	1,771	1,771	110.00	—	—	110.00
June 1, 2012 to May 31, 2013
Midwest Generation	5,477	(773)	4,704	4,704	16.46	—	—	16.46
Homer City	1,884	(232)	1,652	1,736	133.37	(84)	16.46	139.31
June 1, 2013 to May 31, 2014
Midwest Generation	5,477	(827)	4,650	4,650	27.73	—	—	27.73
Homer City	1,884	(104)	1,780	1,780	226.15	—	—	221.03	[4]

1
Capacity not sold arises from: (i) capacity retained to meet forced outages under the RPM auction guidelines, and (ii) capacity that PJM does not purchase at the clearing price resulting from the RPM auction.

2
Excludes 25 to 84 MW of capacity for periods ranging from October 1, 2010 to May 31, 2012 at Homer City sold in conjunction with load requirements services contracts.

3
Other capacity sales and purchases, net includes contracts executed in advance of the RPM base residual auction to hedge the price risk related to such auction, participation in RPM incremental auctions and other capacity transactions entered into to manage capacity risks.

4
Includes the impact of a 100 MW capacity swap transaction executed prior to the base residual auction at $135 MW-day.

The RPM auction capacity prices for the delivery periods of June 1, 2012 to May 31, 2013 and June 1, 2013 to May 31, 2014 varied between different areas of PJM. In the western portion of PJM, affecting Midwest Generation, the prices of $16.46 and $27.73 per MW-day were substantially lower than other areas' capacity prices. The impact of lower capacity prices for these periods compared to previous years will have an adverse effect on Midwest Generation's revenues unless such lower capacity prices are offset by an unavailability of competing resources and increased energy prices, which is uncertain.

Basis Risk

During the nine months ended September 30, 2010, transmission congestion in PJM has resulted in prices at the individual busbars of the Midwest Generation plants being lower than those at the AEP/Dayton Hub and Northern Illinois Hub by an average of 10% and 1%, respectively, compared to 15% and less than 1%, respectively, during the nine months ended September 30, 2009. During the nine months ended September 30, 2010 and 2009, transmission congestion in PJM has resulted in prices at the Homer City busbar being lower than those at the PJM West Hub by an average of 15% and 9%, respectively.

 Coal and Transportation Price Risk

The Midwest Generation plants and Homer City facilities purchase coal primarily from the Southern PRB of Wyoming and from mines located near the facilities in Pennsylvania, respectively. Coal purchases are made under a variety of supply agreements. The following table summarizes the amount of coal under contract at September 30, 2010 for the remainder of 2010 and the following three years:

	Amount of Coal Under Contract in Millions of Equivalent Tons[1]
	October through December 2010	2011	2012	2013

Midwest Generation plants	5.4	15.6	9.8	—
Homer City facilities	1.4	4.4	1.9	0.5

1
The amount of coal under contract in tons is calculated based on contracted tons and applying an 8,800 Btu equivalent for the Midwest Generation plants and 13,000 Btu equivalent for the Homer City facilities.

EMG is subject to price risk for purchases of coal that are not under contract. Prices of Northern Appalachian (NAPP) coal, which are related to the price of coal purchased for the Homer City facilities, increased during 2010 from 2009 year-end prices. The market price of NAPP coal (with 13,000 Btu per pound heat content and <3.0 pounds of SO2 per MMBtu sulfur content) increased to a price of $69.50 per ton at October 1, 2010, compared to a price of $52.50 per ton at December 31, 2009, as reported by the Energy Information Administration.

Prices of PRB coal (with 8,800 Btu per pound heat content and 0.8 pounds of SO2 per MMBtu sulfur content) purchased for the Midwest Generation plants increased during 2010 from 2009 year-end prices. The market price of PRB coal increased to a price of $14.75 per ton at October 1, 2010, compared to a price of $9.25 per ton at December 31, 2009, as reported by the Energy Information Administration.

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

Emission Allowances Price Risk

EMG purchases (or sells) emission allowances for the fossil-fueled facilities based on the amounts required for actual generation in excess of (or less than) the amounts allocated to these facilities under applicable programs. In the event that actual emission allowances required are greater than allowances held, EMG is subject to price risk for purchases of emission allowances. The market price for emission allowances may vary significantly. The average purchase price of SO2 allowances decreased to $49 per ton during the nine months ended September 30, 2010 from $65 per ton in 2009. The average purchase price of annual NOx allowances decreased to $936 per ton during the nine months ended September 30, 2010 from $1,431 per ton in 2009. Based on broker's quotes and information from public sources, the spot price for SO2 allowances and annual NOx allowances was $10.50 per ton and $335 per ton, respectively, at September 30, 2010.

For a discussion of environmental regulations related to emissions, refer to "Environmental Regulation of Edison International and Subsidiaries" in the 2009 Form 10-K.

Credit Risk

The credit risk exposure from counterparties of merchant energy hedging and trading activities is measured as the sum of net receivables (accounts receivable less accounts payable) and the current fair value of net derivative assets. EMG's subsidiaries enter into master agreements and other arrangements in conducting such activities which typically provide for a right of setoff in the event of bankruptcy or default by the counterparty. At September 30, 2010, the balance sheet exposure as described above, broken down by the credit ratings of EMG's counterparties, was as follows:

	September 30, 2010
(in millions)	Exposure[2]	Collateral	Net Exposure

Credit Rating[1]
A or higher	$176	$(18)	$158
A-	21	—	21
BBB+	5	—	5
BBB	24	—	24
BBB-	27	7	34
Below investment grade	99	(97)	2

Total	$352	$(108)	$244

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

The credit risk exposure set forth in the above table is comprised of $128 million of net accounts receivable and payables and $224 million representing the fair value of derivative contracts. The exposure is based on master netting agreements with the related counterparties. Due to developments in the financial markets, credit ratings may not be reflective of the actual related credit risks. In addition to the amounts set forth in the above table, EMG's subsidiaries have posted an $89 million cash margin in the aggregate with PJM, New York Independent System Operator (NYISO), Midwest Independent Transmission System Operator (MISO), clearing brokers and other counterparties to support hedging and trading activities. The margin posted to support these activities also exposes EMG to credit risk of the related entities.

The fossil-fueled facilities sell electric power generally into the PJM market by participating in PJM's capacity and energy markets or transact in capacity and energy on a bilateral basis. Sales into PJM accounted for approximately 68% of EMG's consolidated operating revenues for the nine months ended September 30, 2010. Moody's rates PJM's debt Aa3. PJM, a regional transmission organization (RTO) with over 300 member companies, maintains its own credit risk policies and does not extend unsecured credit to non-investment grade companies. Losses resulting from a PJM member default are shared by all other members using a predetermined formula. At September 30, 2010, EMG's account receivable due from PJM was $52 million.

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

Interest Rate Risk

Interest rate changes can affect earnings and the cost of capital for capital improvements or new investments in power projects. EMG mitigates the risk of interest rate fluctuations by arranging for fixed rate financing or variable rate financing with interest rate swaps, interest rate options or other hedging mechanisms for a number of its project financings. For details, see "Edison International Notes to Consolidated Financial Statements Note 3. Liabilities and Lines of Credit." The fair market values of fixed interest rate obligations are subject to interest rate risk. The fair market value of EMG's consolidated construction loan and long-term obligations (including current portion) was $3.3 billion at September 30, 2010, compared to the carrying value of $4.2 billion.

EDISON INTERNATIONAL PARENT AND OTHER

RESULTS OF OPERATIONS

Results of operations for Edison International parent and other includes amounts from other Edison International subsidiaries that are not significant as a reportable segment, as well as intercompany eliminations.

Edison International parent and other income (loss) from continuing operations were $6 million and $(3) million for the three months ended September 30, 2010 and 2009, respectively, and $18 million and $34 million for the nine months ended September 30, 2010 and 2009, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Historical Cash Flow

This section discusses Edison International (parent) and other cash flows from operating, financing and investing activities.

Condensed Statement of Cash Flows

	Nine Months Ended September 30,
(in millions)	2010	2009

Cash flows used by operating activities	$(200)	$(23)
Cash flows provided (used) by financing activities	200	(267)
Cash flows provided by investing activities	7	7

Net increase (decrease) in cash and equivalents	$7	$(283)

Cash Flows Used by Operating Activities

Cash flows used by operating activities decreased $177 million primarily due to Global Settlement. During the nine months ended September 30, 2010, Edison International received $134 million in taxes related to Global Settlement and made tax allocation payments to SCE of $295 million. Also during this period, Edison International and Edison Capital agreed to offset tax obligations due by Edison Capital with intercompany loans due from Edison International (such intercompany loans have been settled in full). During the nine months ended September 2009, Edison International made tax payments of $343 million related to Global Settlement. During this period, Edison International received $1.2 billion in tax allocation payments, principally from Edison Capital (funded by the proceeds of termination of the cross-border leases), and made tax allocation payments to SCE of $875 million.

Cash Flows Provided (Used) by Financing Activities

Financing activities for the first nine months of 2010 were as follows:

•
Issued $400 million of senior notes due in 2017. The proceeds from these bonds were used to repay short-term borrowings under the revolving credit facility and the remainder for corporate liquidity purposes.

•
Paid $308 million of (or $0.315 per share quarterly) dividends to Edison International common shareholders. These quarterly dividends represent an increase of $0.005 per share over quarterly dividends paid in 2009.

•
Received $200 million of dividend payments from SCE.

•
Repaid $85 million under Edison International's line of credit.

Financing activities for the first nine months of 2009 were as follows:

•
Paid $303 million of (or $0.31 per share quarterly) dividends to Edison International common shareholders. These quarterly dividends represent an increase of $0.005 per share over quarterly dividends paid in 2008.

•
Repaid a net $165 million of short-term debt.

•
Received $200 million of dividend payments from SCE.

EDISON INTERNATIONAL (CONSOLIDATED)

CONTRACTUAL OBLIGATIONS

Edison International's long-term principal debt maturities plus interest payments as of September 30, 2010 are estimated to be: $197 million for the remainder of 2010, $803 million in 2011, $753 million in 2012, $1.2 billion in 2013, $1.8 billion in 2014, and $17.9 billion for the period remaining thereafter. These amounts have been updated primarily to reflect SCE's and Edison International (parent) financing activities completed during 2010. For a discussion of issuances of long-term debt, see "Edison International Notes to Consolidated Financial Statements Note 3. Liabilities and Lines of Credit—Long-Term Debt."

For a discussion of Edison International (Consolidated) contractual obligations, refer to "Edison International (Consolidated)—Contractual Obligations" in the year-ended 2009 MD&A. There have been no other significant changes with respect to Edison International (Consolidated) contractual obligations since the filing of the 2009 Form 10-K, except as discussed in "EMG: Liquidity and Capital Resources—Contractual Obligations and Contingencies" and "SCE: Liquidity and Capital Resources—Contractual Obligations and Contingencies."

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

For a discussion of Edison International's critical accounting policies, refer to "Edison International (Consolidated)—Critical Accounting Policies and Estimates" in the year-ended 2009 MD&A.

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

Mitsubishi Lawsuit

EME and Mitsubishi Power Systems Americas, Inc. are parties to a wind turbine generator supply agreement executed in March 2007 with respect to the purchase of 166 wind turbines and related services and warranties. Mitsubishi has delivered 83 wind turbines under the agreement. As a result of a dispute between the parties, EME filed a complaint on March 19, 2010, and an amended complaint on April 1, 2010, in the Superior Court of the State of California against Mitsubishi Power Systems Americas, Inc. and Mitsubishi Heavy Industries, Ltd with respect to the agreement. The Mitsubishi entities filed counterclaims, including claims for the unpaid purchase price for the remaining turbines.

On October 8, 2010, EME and the Mitsubishi entities entered into a settlement agreement with respect to the dispute. As a result of the settlement agreement, EME's $68 million deposit previously paid under the original contract will be applied to the purchase price for 23 wind turbines (55 MW). Within the next three years, EME may elect to deploy 60 additional wind turbines (144 MW). EME may be obligated to make a payment of up to $30 million following the end of the three-year period if it has not elected to deploy the additional turbines and if certain other criteria apply. EME further agreed to payments up to $40 million for settlement of remaining disputes on turbines purchased.

Navajo Nation Litigation

Developments related to the Navajo Nation Litigation are discussed in "Edison International Notes to Consolidated Financial Statements Note 6. Commitments and Contingencies—Contingencies—Navajo Nation Litigation."

California Coastal Commission Potential Environmental Proceeding

In May 2010, the California Coastal Commission issued a NOV to SCE, its contractor, and property owners related to activity on a property that was used for equipment storage related to a nearby SCE electricity line undergrounding construction project. The NOV alleged that SCE, through its contractor, violated the California Coastal Act by removing without the appropriate permits approximately one acre of vegetation from the property, which was located in a protected coastal zone within and adjacent to the City of Newport Beach, California. In the NOV, the Coastal Commission indicated an interest in negotiating a settlement of the alleged violations but no specific settlement terms have been proposed nor has a settlement been reached. The Coastal Act provides for penalties of up to $30,000 per violation, which may be increased by up to $15,000 per day per violation for knowing and intentional violations. SCE has sought indemnification from its contractor for liability associated with the NOV.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total Number of Shares (or Units) Purchased[1]	(b) Average Price Paid per Share (or Unit)[1]	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

July 1, 2010 to July 31, 2010	605,155	$32.08	—	—
August 1, 2010 to August 31, 2010	491,935	$33.69	—	—
September 1, 2010 to September 30, 2010	1,111,107	$34.30	—	—

Total	2,208,197	$33.56	—	—

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

ITEM 6.    EXHIBITS

4.1	Senior Indenture, dated September 10, 2010
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32	Statement Pursuant to 18 U.S.C. Section 1350
101
Financial statements from the quarterly report on Form 10-Q of Edison International for the quarter ended September 30, 2010, filed on October 29, 2010, formatted in XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDISON INTERNATIONAL
(Registrant)
By:	/s/ MARK C. CLARKE Mark C. Clarke Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)

Date: October 29, 2010