Form 10-Q
period 2011-03-31
EDISON INTERNATIONAL
filed 2011-05-02
CIK 827052

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at April 28, 2011
Common Stock, no par value	325,811,206

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

2010 Form 10-K	Edison International's Annual Report on Form 10-K for the year-ended December 31, 2010
2010 Tax Relief Act	Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010
AFUDC	allowance for funds used during construction
Ambit project	American Bituminous Power Partners, L.P.
AOI	Adjusted Operating Income (Loss)
APS	Arizona Public Service Company
ARO(s)	asset retirement obligation(s)
BACT	best available control technology
BART	best available retrofit technology
Bcf	billion cubic feet
Big 4	Kern River, Midway-Sunset, Sycamore and Watson natural gas power projects
Btu	British thermal units
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAISO	California Independent System Operator
CAMR	Clean Air Mercury Rule
CARB	California Air Resources Board
Commonwealth Edison	Commonwealth Edison Company
CDWR	California Department of Water Resources
CEC	California Energy Commission
coal plants	Midwest Generation coal plants and Homer City plant
CPS	Combined Pollutant Standard
CPUC	California Public Utilities Commission
CRRs	congestion revenue rights
DOE	U.S. Department of Energy
EME	Edison Mission Energy
EMG	Edison Mission Group Inc.
EMMT	Edison Mission Marketing & Trading, Inc.
EPS	earnings per share
ERRA	energy resource recovery account
EWG	Exempt Wholesale Generator
Exelon Generation	Exelon Generation Company LLC
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FGIC	Financial Guarantee Insurance Company
FIP(s)	federal implementation plan(s)
Four Corners	coal fueled electric generating facility located in Farmington, New Mexico in which SCE holds a 48% ownership interest
GAAP	generally accepted accounting principles
GHG	greenhouse gas
Global Settlement	A settlement between Edison International and the IRS that resolved federal tax disputes related to Edison Capital's cross-border, leveraged leases through 2009, and all other outstanding federal tax disputes and affirmative claims for tax years 1986 through 2002 and related matters with state tax authorities.
GRC	general rate case
GWh	gigawatt-hours
HAPs	Hazardous Air Pollutants
Homer City	EME Homer City Generation L.P., a Pennsylvania limited partnership that leases and operates three coal-fired electric generating units and related facilities located in Indiana County, Pennsylvania

v

Illinois EPA	Illinois Environmental Protection Agency
IRS	Internal Revenue Service
ISO	Independent System Operator
kWh(s)	kilowatt-hour(s)
LIBOR	London Interbank Offered Rate
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations in this report
Midwest Generation	Midwest Generation, LLC
Midwest Generation plants	EME's power plants (fossil fuel) located in Illinois
MMBtu	million British thermal units
Mohave	two coal fueled electric generating facilities that no longer operate located in Clark County, Nevada in which SCE holds a 56% ownership interest
Moody's	Moody's Investors Service
MRTU	Market Redesign and Technology Upgrade
MW	megawatts
MWh	megawatt-hours
NAAQS	national ambient air quality standards
NAPP	Northern Appalachian
NERC	North American Electric Reliability Corporation
Ninth Circuit	U.S. Court of Appeals for the Ninth Circuit
NOV	notice of violation
NOx	nitrogen oxide
NRC	Nuclear Regulatory Commission
NSR	New Source Review
NYISO	New York Independent System Operator
PADEP	Pennsylvania Department of Environmental Protection
Palo Verde	large pressurized water nuclear electric generating facility located near Phoenix, Arizona in which SCE holds a 15.8% ownership interest
PBOP(s)	postretirement benefits other than pension(s)
PBR	performance-based ratemaking
PG&E	Pacific Gas & Electric Company
PJM	PJM Interconnection, LLC
PRB	Powder River Basin
PSD	Prevention of Significant Deterioration
QF(s)	qualifying facility(ies)
ROE	return on equity
RPM	Reliability Pricing Model
RTO(s)	Regional Transmission Organization(s)
S&P	Standard & Poor's Ratings Services
San Onofre	large pressurized water nuclear electric generating facility located in south San Clemente, California in which SCE holds a 78.21% ownership interest
SCE	Southern California Edison Company
SNCR	selective non-catalytic reduction
SDG&E	San Diego Gas & Electric
SEC	U.S. Securities and Exchange Commission
SIP(s)	state implementation plan(s)
SO2	sulfur dioxide
US EPA	U.S. Environmental Protection Agency
VIE(s)	variable interest entity(ies)
year-ended 2010 MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the 2010 Form 10-K

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Income	Edison International
	Three months ended March 31,
(in millions, except per-share amounts, unaudited)	2011	2010

Electric utility	$2,230	$2,159
Competitive power generation	552	652
Other	—	(1)

Total operating revenue	2,782	2,810

Fuel	258	295
Purchased power	508	608
Operations and maintenance	1,149	1,037
Depreciation, decommissioning and amortization	417	369
Lease terminations and other	—	3

Total operating expenses	2,332	2,312

Operating income	450	498
Interest and dividend income	4	19
Equity in income (loss) from unconsolidated affiliates – net	(5)	18
Other income	41	34
Interest expense – net of amounts capitalized	(196)	(168)
Other expenses	(13)	(8)

Income from continuing operations before income taxes	281	393
Income tax expense	65	150

Income from continuing operations	216	243
Income (loss) from discontinued operations – net of tax	(2)	6

Net income	214	249
Dividends on preferred and preference stock of utility	14	13

Net income attributable to Edison International common shareholders	$200	$236

Amounts attributable to Edison International common shareholders:
Income from continuing operations, net of tax	$202	$230
Income (loss) from discontinued operations, net of tax	(2)	6

Net income attributable to Edison International common shareholders	$200	$236

Basic earnings per common share attributable to Edison International common shareholders:
Weighted-average shares of common stock outstanding	326	326
Continuing operations	$0.62	$0.70
Discontinued operations	(0.01)	0.02

Total	$0.61	$0.72

Diluted earnings per common share attributable to Edison International common shareholders:
Weighted-average shares of common stock outstanding, including effect of dilutive securities	328	328
Continuing operations	$0.62	$0.70
Discontinued operations	(0.01)	0.02

Total	$0.61	$0.72
Dividends declared per common share	$0.320	$0.315

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income	Edison International
	Three months ended March 31,
(in millions, unaudited)	2011	2010

Net income	$214	$249
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits other than pensions:
Net gain arising during the period	—	12
Amortization of net (gain) loss included in net income	3	(8)
Prior service credit arising during the period	—	2
Amortization of prior service credit	—	(2)
Unrealized gain (loss) on derivatives qualified as cash flow hedges:
Unrealized holding gain arising during the period, net of income tax expense of $4 and $62 for 2011 and 2010, respectively	6	95
Reclassification adjustments included in net income, net of income tax benefit of $6 and $14 for 2011 and 2010, respectively	(10)	(20)

Other comprehensive income (loss)	(1)	79

Comprehensive income	213	328
Less: Comprehensive income attributable to noncontrolling interests	14	13

Comprehensive income attributable to Edison International	$199	$315

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International
(in millions, unaudited)	March 31, 2011	December 31, 2010

ASSETS
Cash and cash equivalents	$1,298	$1,389
Receivables, less allowances of $87 and $85 for uncollectible accounts at respective dates	782	931
Accrued unbilled revenue	410	442
Inventory	586	568
Prepaid taxes	533	390
Derivative assets	115	133
Restricted cash	10	2
Margin and collateral deposits	50	65
Regulatory assets	407	378
Other current assets	145	124

Total current assets	4,336	4,422

Nuclear decommissioning trusts	3,619	3,480
Investments in unconsolidated affiliates	544	559
Other investments	232	223

Total investments	4,395	4,262

Utility property, plant and equipment, less accumulated depreciation of $6,488 and $6,319 at respective dates	25,276	24,778
Competitive power generation and other property, plant and equipment, less accumulated depreciation of $1,940 and $1,865 at respective dates	5,437	5,406

Total property, plant and equipment	30,713	30,184

Derivative assets	355	437
Restricted deposits	40	47
Rent payments in excess of levelized rent expense under plant operating leases	1,219	1,187
Regulatory assets	4,450	4,347
Other long-term assets	653	644

Total long-term assets	6,717	6,662

Total assets	$46,161	$45,530

The accompanying notes are an integral part of these consolidated financial statements.

Edison International
Consolidated Balance Sheets
(in millions, except share amounts, unaudited)	March 31, 2011	December 31, 2010

LIABILITIES AND EQUITY
Short-term debt	$334	$115
Current portion of long-term debt	53	48
Accounts payable	1,059	1,362
Accrued taxes	54	52
Accrued interest	221	205
Customer deposits	211	217
Derivative liabilities	222	217
Regulatory liabilities	778	738
Other current liabilities	761	998

Total current liabilities	3,693	3,952

Long-term debt	12,522	12,371

Deferred income taxes	5,908	5,625
Deferred investment tax credits	120	122
Customer advances	112	112
Derivative liabilities	476	468
Pensions and benefits	2,282	2,260
Asset retirement obligations	2,576	2,561
Regulatory liabilities	4,733	4,524
Other deferred credits and other long-term liabilities	2,030	2,041

Total deferred credits and other liabilities	18,237	17,713

Total liabilities	34,452	34,036

Commitments and contingencies (Note 9)
Common stock, no par value (800,000,000 shares authorized; 325,811,206 shares issued and outstanding at each date)	2,340	2,331
Accumulated other comprehensive loss	(77)	(76)
Retained earnings	8,413	8,328

Total Edison International's common shareholders' equity	10,676	10,583

Preferred and preference stock of utility	1,030	907
Other noncontrolling interests	3	4

Total noncontrolling interests	1,033	911
Total equity	11,709	11,494

Total liabilities and equity	$46,161	$45,530

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Edison International
	Three months ended March 31,
(in millions, unaudited)	2011	2010

Cash flows from operating activities:
Net income	$214	$249
Less: Income (loss) from discontinued operations	(2)	6

Income from continuing operations	216	243
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, decommissioning and amortization	417	369
Regulatory impacts of net nuclear decommissioning trust earnings (reflected in accumulated depreciation)	41	38
Other amortization	37	24
Lease terminations and other	—	3
Stock-based compensation	7	7
Equity in income (loss) from unconsolidated affiliates – net	5	(18)
Distributions and dividends from unconsolidated entities	5	22
Deferred income taxes and investment tax credits	226	218
Income from leveraged leases	(1)	(1)
Changes in operating assets and liabilities:
Receivables	128	150
Inventory	(18)	(2)
Margin and collateral deposits – net of collateral received	15	(6)
Prepaid taxes	(143)	(104)
Other current assets	(6)	(47)
Rent payments in excess of levelized rent expense	(32)	(45)
Accounts payable	(49)	(138)
Accrued taxes	1	(6)
Other current liabilities	(207)	(182)
Derivative assets and liabilities – net	106	695
Regulatory assets and liabilities – net	(42)	(636)
Other assets	(7)	(11)
Other liabilities	21	20
Operating cash flows from discontinued operations	(2)	6

Net cash provided by operating activities	718	599

Cash flows from financing activities:
Long-term debt issued	82	541
Long-term debt issuance costs	(1)	(14)
Long-term debt repaid	(9)	(343)
Preference stock issued	123	—
Short-term debt financing – net	294	192
Settlements of stock-based compensation – net	(7)	(1)
Dividends and distributions to noncontrolling interests	(13)	(13)
Dividends paid	(104)	(103)

Net cash provided by financing activities	$365	$259

The accompanying notes are an integral part of these consolidated financial statements.

Edison International
Consolidated Statements of Cash Flows
	Three months ended March 31,
(in millions, unaudited)	2011	2010

Cash flows from investing activities:
Capital expenditures	$(1,133)	$(951)
Proceeds from sale of nuclear decommissioning trust investments	622	286
Purchases of nuclear decommissioning trust investments and other	(669)	(335)
Proceeds from partnerships and unconsolidated subsidiaries, net of investment	5	32
Investments in other assets	1	(54)
Effect of consolidation and deconsolidation of variable interest entities	—	(91)

Net cash used by investing activities	(1,174)	(1,113)

Net decrease in cash and cash equivalents	(91)	(255)
Cash and cash equivalents, beginning of period	1,389	1,673

Cash and cash equivalents, end of period	$1,298	$1,418

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Basis of Presentation

Edison International's significant accounting policies were described in Note 1 of "Edison International Notes to Consolidated Financial Statements" included in the 2010 Form 10-K. Edison International follows the same accounting policies for interim reporting purposes, with the exception of accounting principles adopted as of January 1, 2011, discussed below in "—New Accounting Guidance." This quarterly report should be read in conjunction with the financial statements and notes included in the 2010 Form 10-K.

In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to fairly state the consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America for the periods covered by this quarterly report on Form 10-Q. The results of operations for the three month period ended March 31, 2011 are not necessarily indicative of the operating results for the full year.

The December 31, 2010 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Cash Equivalents

Cash equivalents included investments in money market funds totaling $1.0 billion and $1.1 billion at March 31, 2011 and December 31, 2010, respectively. Generally, the carrying value of cash equivalents equals the fair value, as all investments have maturities of three months or less.

Edison International temporarily invests the ending daily cash balance in its primary disbursement accounts until required for check clearing. Edison International reclassified $207 million and $197 million of checks issued against these accounts, but not yet paid by the financial institution, from cash to accounts payable at March 31, 2011 and December 31, 2010, respectively.

Inventory

Inventory is stated at the lower of cost or market, cost being determined by the weighted-average cost method for fuel, and the average cost method for materials and supplies. Inventory consisted of the following:

(in millions)	March 31, 2011	December 31, 2010

Coal, gas, fuel oil and other raw materials	$204	$184
Spare parts, materials and supplies	382	384

Total inventory	$586	$568

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

	Three months ended March 31,
(in millions)	2011	2010

Basic earnings per share – continuing operations:
Income from continuing operations attributable to common shareholders, net of tax	$202	$230
Participating securities dividends	—	(1)

Income from continuing operations available to common shareholders	$202	$229
Weighted average common shares outstanding	326	326

Basic earnings per share – continuing operations	$0.62	$0.70

Diluted earnings per share – continuing operations:
Income from continuing operations available to common shareholders	$202	$229
Income impact of assumed conversions	1	1

Income from continuing operations available to common shareholders and assumed conversions	$203	$230
Weighted average common shares outstanding	326	326
Incremental shares from assumed conversions	2	2

Adjusted weighted average shares – diluted	328	328
Diluted earnings per share – continuing operations	$0.62	$0.70

Stock-based compensation awards to purchase 8,980,322 and 5,998,238 shares of common stock were outstanding for the three months ended March 31, 2011 and 2010, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the awards was greater than the average market price of the common shares and, therefore, the effect would have been antidilutive.

New Accounting Guidance

Accounting Guidance Adopted in 2011

Revenue—Multiple-Deliverables

In October 2009, the Financial Accounting Standards Board (FASB) issued amended guidance for identifying separate deliverables in a revenue-generating transaction where multiple deliverables exist, and provides guidance for allocating and recognizing revenues based on those separate deliverables. This update also requires additional disclosure related to the significant assumptions used to determine the revenue recognition of the separate deliverables. This guidance is required to be applied prospectively to new or significantly modified revenue arrangements. Edison International adopted this guidance effective January 1, 2011. The adoption of this accounting standards update did not have a material impact on Edison International's consolidated results of operations, financial position or cash flows.

Fair Value Measurements and Disclosures

The FASB issued an accounting standards update modifying the disclosure requirements related to fair value measurements. Under these requirements, purchases and settlements for Level 3 fair value measurements are presented on a gross basis, rather than net. Edison International adopted this guidance effective January 1, 2011.

 Note 2. Consolidated Statements of Changes in Equity

The following table provides the changes in equity for the three months ended March 31, 2011.

	Equity Attributable to Edison International				Noncontrolling Interests
(in millions)	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Subtotal	Other	Preferred and Preference Stock	Total Equity

Balance at December 31, 2010	$2,331	$(76)	$8,328	$10,583	$4	$907	$11,494

Net income (loss)	—	—	200	200	—	14	214
Other comprehensive loss	—	(1)	—	(1)	—	—	(1)
Common stock dividends declared ($0.32 per share)	—	—	(104)	(104)	—	—	(104)
Dividends, distributions to noncontrolling interests and other	—	—	—	—	(1)	(14)	(15)
Stock-based compensation and other	2	—	(9)	(7)	—	—	(7)
Noncash stock-based compensation and other	7	—	(2)	5	—	—	5
Issuance of preference stock	—	—	—	—	—	123	123

Balance at March 31, 2011	$2,340	$(77)	$8,413	$10,676	$3	$1,030	$11,709

The following table provides the changes in equity for the three months ended March 31, 2010:

	Equity Attributable to Edison International				Noncontrolling Interests
(in millions)	Common Stock	Accumulated Other Comprehensive Income	Retained Earnings	Subtotal	Other	Preferred and Preference Stock	Total Equity

Balance at December 31, 2009	$2,304	$37	$7,500	$9,841	$258	$907	$11,006

Net income	—	—	236	236	—	13	249
Other comprehensive income	—	79	—	79	—	—	79
Deconsolidation of variable interest entities	—	—	—	—	(249)	—	(249)
Cumulative effect of a change in accounting principle, net of tax	—	—	15	15	—	—	15
Common stock dividends declared ($0.315 per share)	—	—	(103)	(103)	—	—	(103)
Dividends, distributions to noncontrolling interests and other	—	—	—	—	(2)	(13)	(15)
Stock-based compensation and other	2	—	(2)	—	—	—	—
Noncash stock-based compensation and other	5	—	(4)	1	—	—	1

Balance at March 31, 2010	$2,311	$116	$7,642	$10,069	$7	$907	$10,983

Note 3. Variable Interest Entities

A variable interest entity ("VIE") is defined as a legal entity whose equity owners do not have sufficient equity at risk, or, as a group, the holders of the equity investment at risk lack any of the following three characteristics: decision-making rights, the obligation to absorb losses, or the right to receive the expected residual returns of the entity. The primary beneficiary is identified as the variable interest holder that has both the power to direct the activities of the VIE that most significantly impact the entity's economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. The primary beneficiary is required to consolidate the VIE.

Commercial and operating activities are generally the factors that most significantly impact the economic performance of VIEs in which Edison International has a variable interest. Commercial and operating activities include construction, operation and maintenance, fuel procurement, dispatch and compliance with regulatory and contractual requirements.

Categories of Variable Interest Entities

Projects or Entities that are Consolidated

At March 31, 2011 and December 31, 2010, EMG consolidated 13 wind projects with a total generating capacity of 500 MW that have minority interests held by others. EMG also had a 50% partnership interest in the American Bituminous Power Partners, L.P. project, commonly referred to as the Ambit project.

The following table presents summarized financial information of the projects that were consolidated by EMG:

(in millions)	March 31, 2011	December 31, 2010

Current assets	$36	$26
Net property, plant and equipment	726	739
Other long-term assets	5	6

Total assets	$767	$771

Current liabilities	$23	$25
Long-term debt net of current maturities	70	71
Deferred revenues	72	71
Other long-term liabilities	21	21

Total liabilities	$186	$188

Noncontrolling interests	$4	$4

Assets serving as collateral for the debt obligations had a carrying value of $167 million and $163 million at March 31, 2011 and December 31, 2010, respectively, and primarily consist of property, plant and equipment.

Variable Interest in VIEs that are not Consolidated

Power Purchase Contracts

SCE has 16 power purchase agreements ("PPAs") that are considered variable interests in VIEs, including 6 tolling agreements through which SCE provides the natural gas to operate the plants and 10 contracts with QFs that contain variable pricing provisions based on the price of natural gas. SCE has concluded that it is not the primary beneficiary of these VIEs since it does not control the commercial and operating activities of these entities. In general, because payments for capacity are the primary source of income, the most significant economic activity for SCE's VIEs is the operation and maintenance of the power plants.

As of the balance sheet date, the carrying amount of assets and liabilities in SCE's consolidated balance sheet that relate to its involvement with VIEs result from amounts due under the PPAs or the fair value of those derivative contracts. These are accounted for at fair value. Under these contracts, SCE recovers the costs incurred under its approved long-term power procurement plans. SCE has no residual interest in the entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees or other commitments associated with these contracts other than the purchase commitments described in Note 9, so there is no significant potential exposure to loss as a result of SCE's involvement with these VIEs. The aggregate capacity dedicated to SCE for these VIE projects was 3,820 MW at March 31, 2011 and the amounts that SCE paid to these projects were $86 million and $125 million for the three months ended March 31, 2011 and 2010, respectively. These amounts are recovered in customer rates.

Equity Interests

EMG accounts for domestic energy projects in which it has a 50% or less ownership interest, and cannot exercise unilateral control, under the equity method. At March 31, 2011 and December 31, 2010, EMG had five significant variable interests in natural gas projects that are not consolidated, consisting of the Big 4 projects (Kern River, Midway-Sunset, Sycamore and Watson) and the Sunrise project. A subsidiary of EMG operates three of the four Big 4 projects and EMG's partner provides the fuel management services. In addition, the executive director of these projects is provided by EMG's partner. Commercial and operating activities are jointly controlled by a management committee of each VIE. Accordingly, EMG continues to account for its variable interests under the equity method.

At March 31, 2011 and December 31, 2010, EMG accounts for its interests in two renewable wind generating facilities, the Elkhorn Ridge and San Juan Mesa projects, under the equity method. The commercial and operating activities of these entities are directed by a management committee composed of representatives of each partner. Thus, EMG is not the primary beneficiary of these projects. In addition, EMG accounts for its interests in a wind project under construction, Community Wind North, under the equity method.

The following table presents the carrying amount of EMG's investments in unconsolidated VIEs and the maximum exposure to loss for each investment:

	March 31, 2011
(in millions)	Investment	Maximum Exposure

Natural gas-fired projects	$315	$315
Renewable energy projects	227	227

EMG's maximum exposure to loss in its VIEs accounted for under the equity method is generally limited to its investment in these entities. Two of EMG's domestic energy projects have long-term debt that is secured by a pledge of assets of the project entity, but does not provide for recourse to EMG. Accordingly, a default under such project financings could result in foreclosure on the assets of the project entity resulting in a loss of some or all of EMG's investment, but would not require EMG to contribute additional capital. At March 31, 2011, entities which EMG has accounted for under the equity method had indebtedness of $115 million, of which $41 million is proportionate to EMG's ownership interest in these two projects.

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

The following table sets forth assets and liabilities that were accounted for at fair value by level within the fair value hierarchy:

	As of March 31, 2011
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total

Assets at Fair Value
Money market funds[2]	$1,044	$—	$—	$—	$1,044

Derivative contracts:
Electricity	—	68	260	(54)	274
Natural gas	—	66	8	—	74
Fuel oil	7	—	—	(7)	—
Tolling	—	—	122	—	122

Subtotal of commodity contracts	7	134	390	(61)	470

Long-term disability plan	9	—	—	—	9

Nuclear decommissioning trusts:
Stocks[3]	2,068	—	—	—	2,068
Municipal bonds	—	772	—	—	772
Corporate bonds[4]	—	320	—	—	320
U.S. government and agency securities	251	103	—	—	354
Short-term investments, primarily cash equivalents[5]	—	80	—	—	80

Subtotal of nuclear decommissioning trusts	2,319	1,275	—	—	3,594

Total assets[6]	3,379	1,409	390	(61)	5,117

Liabilities at Fair Value
Derivative contracts:
Electricity	—	13	53	(14)	52
Natural gas	—	255	7	(4)	258
Tolling	—	—	374	—	374

Subtotal of commodity contracts	—	268	434	(18)	684
Interest rate contracts	—	14	—	—	14

Total liabilities	—	282	434	(18)	698

Net assets (liabilities)	$3,379	$1,127	$(44)	$(43)	$4,419

	As of December 31, 2010
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total

Assets at Fair Value
Money market funds[2]	$1,100	$—	$—	$—	$1,100

Derivative contracts:
Electricity	—	70	363	(61)	372
Natural gas	1	69	11	(1)	80
Fuel oil	8	—	—	(8)	—
Tolling	—	—	118	—	118

Subtotal of commodity contracts	9	139	492	(70)	570

Long-term disability plan	9	—	—	—	9

Nuclear decommissioning trusts:
Stocks[3]	2,029	—	—	—	2,029
Municipal bonds	—	790	—	—	790
Corporate bonds[4]	—	346	—	—	346
U.S. government and agency securities	215	73	—	—	288
Short-term investments, primarily cash equivalents[5]	1	31	—	—	32

Subtotal of nuclear decommissioning trusts	2,245	1,240	—	—	3,485

Total assets[6]	3,363	1,379	492	(70)	5,164

Liabilities at Fair Value
Derivative contracts:
Electricity	—	13	40	(21)	32
Natural gas	—	286	11	(4)	293
Tolling	—	—	344	—	344
Coal	—	1	—	(1)	—

Subtotal of commodity contracts	—	300	395	(26)	669
Interest rate contracts	—	16	—	—	16

Total liabilities	—	316	395	(26)	685

Net assets (liabilities)	$3,363	$1,063	$97	$(44)	$4,479

1
Represents the netting of assets and liabilities under master netting agreements and cash collateral across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

2
Money market funds are included in cash and cash equivalents and restricted cash on Edison International's consolidated balance sheets.

3
Approximately 68% and 67% of the equity investments were located in the United States at March 31, 2011 and December 31, 2010, respectively.

4
Corporate bonds are diversified, and included $25 million and $27 million at March 31, 2011 and December 31, 2010, respectively, for collateralized mortgage obligations and other asset backed securities.

5
Excludes net receivables of $25 million and net liabilities of $5 million at March 31, 2011 and December 31, 2010, respectively, of interest and dividend receivables and receivables related to pending securities sales and payables related to pending securities purchases.

6
Excludes $31 million at both March 31, 2011 and December 31, 2010, respectively, of cash surrender value of life insurance investments for deferred compensation.

The following table sets forth a summary of changes in the fair value of Level 3 assets and liabilities:

	Three months ended March 31,
(in millions)	2011	2010

Fair value, net asset at beginning of period	$97	$62
Total realized/unrealized gains (losses):
Included in earnings[1]	—	45
Included in regulatory assets and liabilities[2]	(134)	(487)
Included in accumulated other comprehensive income	1	6
Purchases	5	6
Settlements	(11)	(28)
Transfers in or out of Level 3	(2)	(1)

Fair value, net liability at end of period	$(44)	$(397)

Change during the period in unrealized losses related to assets and liabilities held at the end of the period[3]	$(139)	$(422)

1
Reported in "Competitive power generation" revenue on Edison International's consolidated statements of income.

2
Due to regulatory mechanisms, SCE's realized and unrealized gains and losses are recorded as regulatory assets and liabilities.

3
Amounts reported in "Competitive power generation" revenue on Edison International's consolidated statements of income were $(6) million and $46 million for the three months ended March 31, 2011 and 2010, respectively. The remainder of the unrealized losses relate to SCE. See 2 above.

Edison International determines the fair value for transfers in and transfers out of each level at the end of each reporting period. There were no significant transfers between levels during 2011 and 2010.

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

Level 3

Includes financial assets and liabilities where fair value is determined using techniques that require significant unobservable inputs. Over-the-counter options, bilateral contracts, capacity contracts, QF contracts, derivative contracts that trade infrequently (such as congestion revenue rights ("CRRs") in the California market and over-the-counter derivatives at illiquid locations), long-term power agreements, and derivative contracts with counterparties that have significant nonperformance risks are generally valued using pricing models that incorporate unobservable inputs and are classified as Level 3. Assumptions are made in order to value derivative contracts in which observable inputs are not available. In circumstances where Edison International cannot verify fair value with observable market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. As markets continue to develop and more pricing information becomes available, Edison International continues to assess valuation methodologies used to determine fair value.

For derivative contracts that trade infrequently (illiquid financial transmission rights and CRRs), changes in fair value are based on models forecasting the value of those contracts. The models' inputs are reviewed and the fair value is adjusted when it is concluded that a change in inputs would result in a new valuation that better reflects the fair value of those derivative contracts. For illiquid long-term power agreements, fair value is based upon the discounting of future electricity and natural gas prices derived from a proprietary model using the risk free discount rate for a similar duration contract, adjusted for credit risk and market liquidity. Changes in fair value are based on changes to forward market prices, including forecasted prices for illiquid forward periods. The fair value of the majority of SCE's derivatives that are classified as Level 3 is determined using uncorroborated non-binding broker quotes and models which may require SCE to extrapolate short-term observable inputs in order to calculate fair value. Broker quotes are obtained from several brokers and compared against each other for reasonableness.

Nonperformance Risk

The fair value of the derivative assets and liabilities are adjusted for nonperformance risk. To assess nonperformance risks, SCE considers the probability of and the estimated loss incurred if a party to the transaction were to default. SCE also considers collateral, netting agreements, guarantees and other forms of credit support when assessing nonperformance. EMG reviews credit ratings of counterparties (and related default rates based on such credit ratings) and prices of credit default swaps. The market price (or premium) for credit default swaps represents the price that a counterparty would pay to transfer the risk of default, typically bankruptcy, to another party. A credit default swap is not directly comparable to the credit risks of derivative contracts, but provides market information of the related risk of nonperformance. The nonperformance risk adjustment represented an insignificant amount at both March 31, 2011 and December 31, 2010.

Nuclear Decommissioning Trusts

SCE's nuclear decommissioning trust investments include equity securities, U.S. treasury securities and other fixed-income securities. Equity and treasury securities are classified as Level 1 as fair value is determined by observable market prices in active or highly liquid and transparent markets. The remaining fixed-income securities are classified as Level 2. The fair value of these financial instruments is based on evaluated prices that reflect significant observable market information such as reported trades, actual trade information of similar securities, benchmark yields, broker/dealer quotes, issuer spreads, bids, offers and relevant credit information.

Fair Value of Long-Term Debt Recorded at Carrying Value

The carrying amounts and fair values of long-term debt are:

	March 31, 2011		December 31, 2010
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-term debt, including current portion	$12,575	$12,314	$12,419	$12,360

Fair values of long-term debt are based on evaluated prices that reflect significant observable market information such as reported trades, actual trade information of similar securities, benchmark yields, broker/dealer quotes of new issue prices and relevant credit information.

The carrying value of trade receivables, payables and short-term debt approximates fair value.

Note 5. Debt and Credit Agreements

Project Financings

In February 2011, EME completed, through its subsidiary, Viento Funding II, Inc., an amendment of its 2009 non-recourse financing of its interests in the Wildorado, San Juan Mesa and Elkhorn Ridge wind projects. The amendment increased the financing amount to $255 million, which included a $227 million ten-year term loan (expiring in December 2020), a $23 million seven-year letter of credit facility and a $5 million seven-year working capital facility. At March 31, 2011, $227 million was outstanding under this loan. The amount of outstanding letters of credit was $13 million. Interest under the term loan accrues at London Interbank Offered Rate (LIBOR) plus 2.75% initially with the rate increasing 0.25% on every fourth anniversary.

Credit Agreements

At March 31, 2011, SCE's outstanding short-term debt was $200 million at a weighted-average interest rate of 0.35%. This short-term debt was supported by a $2.4 billion credit facility. At December 31, 2010, there was no outstanding short-term debt. At March 31, 2011, letters of credit issued under SCE's credit facilities aggregated $73 million and are scheduled to expire in twelve months or less.

As of March 31, 2011, a subsidiary of EMG had a $10 million letter of credit facility with $2 million outstanding letters of credit.

At March 31, 2011, Edison International (Parent)'s outstanding short-term debt was $81 million at a weighted-average interest rate of 0.61%. At December 31, 2010, the outstanding short-term debt was $19 million at a weighted-average interest rate of 0.63%.

Letters of Credit

At March 31, 2011, standby letters of credit under EME's credit facility aggregated $80 million and were scheduled to expire as follows: $53 million in 2011 and $27 million in 2012. In addition, letters of credit under EME's subsidiaries' credit facilities aggregated $41 million, $3 million of which was under the Midwest Generation, LLC (Midwest Generation) credit facility, and were scheduled to expire as follows: $7 million in 2011, $16 million in 2012, $10 million in 2017, and $8 million in 2018. Certain letters of credit are subject to automatic annual renewal provisions.

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

SCE's electricity price exposure arises from electricity purchased from the California wholesale market as a result of differences between SCE's load requirements and the amount of energy delivered from its generating facilities, power purchase agreements and CDWR contracts allocated to SCE.

SCE's natural gas price exposure arises from natural gas purchased for generation at the Mountainview power plant and peaker plants, QF contracts where pricing is based on a monthly natural gas index and power purchase agreements in which SCE has agreed to provide the natural gas needed for generation, referred to as tolling arrangements.

Notional Volumes of Derivative Instruments

The following table summarizes the notional volumes of derivatives used for hedging activities:

		Economic Hedges
Commodity	Unit of Measure	March 31, 2011	December 31, 2010

Electricity options, swaps and forwards	GWh	32,795	32,138
Natural gas options, swaps and forwards	Bcf	208	250
Congestion revenue rights	GWh	167,668	181,291
Tolling arrangements	GWh	113,541	114,599

Fair Value of Derivative Instruments

The following table summarizes the gross and net fair values of commodity derivative instruments at March 31, 2011:

	Derivative Assets			Derivative Liabilities
(in millions)	Short- Term	Long- Term	Subtotal	Short- Term	Long- Term	Subtotal	Net Liability

Non-trading activities
Economic hedges	$85	$302	$387	$225	$475	$700	$313
Netting and collateral	(8)	(13)	(21)	(10)	(14)	(24)	(3)

Total	$77	$289	$366	$215	$461	$676	$310

The following table summarizes the gross and net fair values of commodity derivative instruments at December 31, 2010:

	Derivative Assets			Derivative Liabilities
(in millions)	Short- Term	Long- Term	Subtotal	Short- Term	Long- Term	Subtotal	Net Liability

Non-trading activities
Economic hedges	$87	$367	$454	$216	$449	$665	$211
Netting and collateral	—	—	—	(4)	—	(4)	(4)

Total	$87	$367	$454	$212	$449	$661	$207

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

The following table summarizes the components of economic hedging activity:

	Three months ended March 31,
(in millions)	2011	2010

Realized losses	$(39)	$(24)
Unrealized losses	(96)	(581)

Contingent Features/Credit Related Exposure

Certain derivative instruments and power procurement contracts under SCE's power and natural gas hedging activities contain collateral requirements. SCE has historically provided collateral in the form of cash and/or letters of credit for the benefit of counterparties. These requirements can vary depending upon the level of unsecured credit extended by counterparties, changes in market prices relative to contractual commitments and other factors.

Certain of these power contracts contain a provision that requires SCE to maintain an investment grade credit rating from each of the major credit rating agencies, referred to as a "credit-risk-related contingent feature." If SCE's credit rating were to fall below investment grade, SCE may be required to pay the derivative liability or post additional collateral. The aggregate fair value of all derivative liabilities with these credit-risk-related contingent features was $82 million and $67 million as of March 31, 2011 and December 31, 2010, respectively, for which SCE has posted no collateral and $4 million of collateral to its counterparties for the respective periods. If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2011, SCE would be required to post $2 million of collateral.

Counterparty Default Risk Exposure

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

Risk management positions may be designated as cash flow hedges or economic hedges, which are derivatives that are not designated as cash flow hedges. Economic hedges are accounted for at fair value on Edison International's consolidated balance sheets with offsetting changes recorded on the consolidated statements of income. For derivative instruments that qualify for hedge accounting treatment, the fair value is recognized, to the extent effective, on Edison International's consolidated balance sheets with offsetting changes in fair value recognized in accumulated other comprehensive income until the related forecasted transaction occurs. The results of derivative activities are recorded in cash flows from operating activities on the consolidated statements of cash flows.

Derivative instruments that are utilized for trading purposes are measured at fair value and included on the consolidated balance sheets as derivative assets or liabilities. Changes in fair value are recognized in operating revenues on the consolidated statements of income.

Where EMG's derivative instruments are subject to a master netting agreement and the criteria of authoritative guidance are met, EMG presents its derivative assets and liabilities on a net basis on the consolidated balance sheets.

Notional Volumes of Derivative Instruments

The following table summarizes the notional volumes of derivatives used for hedging and trading activities:

March 31, 2011
				Hedging Activities
Commodity	Instrument	Classification	Unit of Measure	Cash Flow Hedges		Economic Hedges		Trading Activities

Electricity	Forwards/Futures	Sales	GWh	16,899	[1]	20,400	[3]	33,336
Electricity	Forwards/Futures	Purchases	GWh	306	[1]	21,079	[3]	35,455
Electricity	Capacity	Sales	MW-Day (in thousands)	186	[2]	—		123	[2]
Electricity	Capacity	Purchases	MW-Day (in thousands)	21	[2]	—		379	[2]
Electricity	Congestion	Sales	GWh	—		136	[4]	9,244	[4]
Electricity	Congestion	Purchases	GWh	—		863	[4]	146,786	[4]
Natural gas	Forwards/Futures	Sales	bcf	—		—		27.4
Natural gas	Forwards/Futures	Purchases	bcf	—		—		28.6
Fuel oil	Forwards/Futures	Sales	barrels	—		—		35,000
Fuel oil	Forwards/Futures	Purchases	barrels	—		240,000		35,000
Coal	Forwards/Futures	Sales	tons	—		—		2,731,000
Coal	Forwards/Futures	Purchases	tons	—		—		2,638,000

(in millions)
Instrument	Purpose	Type of Hedge	Notional Amount	Expiration Date

Amortizing interest rate swap	Convert floating rate (6-month LIBOR) debt to fixed rate (3.175%) debt	Cash flow	$92	June 2016
Amortizing interest rate swap	Convert floating rate (6-month LIBOR) debt to fixed rate (3.415%) debt	Cash flow	113	December 2020
Amortizing interest rate swap	Convert floating rate (3-month LIBOR) debt to fixed rate (4.29%) debt	Cash flow	122	December 2025
Amortizing forward starting interest rate swap	Convert floating rate (3-month LIBOR) debt to fixed rate (3.46%) debt	Cash flow	68	March 2026

December 31, 2010
				Hedging Activities
Commodity	Instrument	Classification	Unit of Measure	Cash Flow Hedges		Economic Hedges		Trading Activities

Electricity	Forwards/Futures	Sales	GWh	16,799	[1]	22,456	[3]	34,630
Electricity	Forwards/Futures	Purchases	GWh	408	[1]	22,931	[3]	37,669
Electricity	Capacity	Sales	MW-Day (in thousands)	190	[2]	—		136	[2]
Electricity	Capacity	Purchases	MW-Day (in thousands)	8	[2]	—		419	[2]
Electricity	Congestion	Sales	GWh	—		136	[4]	12,020	[4]
Electricity	Congestion	Purchases	GWh	—		1,143	[4]	187,689	[4]
Natural gas	Forwards/Futures	Sales	bcf	—		—		30.6
Natural gas	Forwards/Futures	Purchases	bcf	—		—		34.3
Fuel oil	Forwards/Futures	Sales	barrels	—		250,000		10,000
Fuel oil	Forwards/Futures	Purchases	barrels	—		490,000		10,000
Coal	Forwards/Futures	Sales	tons	—		—		2,630,500
Coal	Forwards/Futures	Purchases	tons	—		—		2,645,500

(in millions)
Instrument	Purpose	Type of Hedge	Notional Amount	Expiration Date

Amortizing interest rate swap	Convert floating rate (6-month LIBOR) debt to fixed rate (3.175%) debt	Cash flow	$138	June 2016
Amortizing forward starting interest rate swap	Convert floating rate (3-month LIBOR) debt to fixed rate (4.29%) debt	Cash flow	122	December 2025
Amortizing forward starting interest rate swap	Convert floating rate (3-month LIBOR) debt to fixed rate (3.46%) debt	Cash flow	68	March 2026

1
EMG's hedge products include forward and futures contracts that qualify for hedge accounting. This category excludes power contracts for the coal plants which meet the normal purchases and sales exception and are accounted for on the accrual method.

2
EMG's hedge transactions for capacity result from bilateral trades. Capacity sold in the PJM Reliability Pricing Model (RPM) auction is not accounted for as a derivative.

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

Fair Value of Derivative Instruments

The following table summarizes the fair value of derivative instruments reflected on EMG's consolidated balance sheets:

March 31, 2011
	Derivative Assets			Derivative Liabilities
							Net Assets
(in millions)	Short-term	Long-term	Subtotal	Short-term	Long-term	Subtotal

Non-trading activities
Cash flow hedges	$44	$6	$50	$9	$23	$32	$18
Economic hedges	59	6	65	56	1	57	8
Trading activities	139	96	235	106	26	132	103

	242	108	350	171	50	221	129
Netting and collateral received[1]	(204)	(42)	(246)	(164)	(35)	(199)	(47)

Total	$38	$66	$104	$7	$15	$22	$82

December 31, 2010
	Derivative Assets			Derivative Liabilities
							Net Assets
(in millions)	Short-term	Long-term	Subtotal	Short-term	Long-term	Subtotal

Non-trading activities
Cash flow hedges	$54	$2	$56	$10	$25	$35	$21
Economic hedges	77	2	79	71	—	71	8
Trading activities	184	103	287	148	29	177	110

	315	107	422	229	54	283	139
Netting and collateral received[1]	(269)	(37)	(306)	(223)	(35)	(258)	(48)

Total	$46	$70	$116	$6	$19	$25	$91

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

Income Statement Impact of Derivative Instruments

The following table provides the activity of accumulated other comprehensive income, containing information about the changes in the fair value of cash flow hedges, to the extent effective, and reclassification from accumulated other comprehensive income into results of operations:

	Cash Flow Hedge Activity[1] Three Months Ended March 31,
			Income Statement Location
(in millions)	2011	2010

Accumulated other comprehensive income derivative gain at January 1	$27	$175
Effective portion of changes in fair value	10	157
Reclassification from accumulated other comprehensive income to net income	(16)	(34)	Competitive power generation

Accumulated other comprehensive income derivative gain at March 31	$21	$298

1
Unrealized derivative gains are before income taxes. The after-tax amounts recorded in accumulated other comprehensive income at March 31, 2011 and 2010 were $12 million and $180 million, respectively.

For additional information related to accumulated other comprehensive income, see Note 11.

The portion of a cash flow hedge that does not offset the change in the value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. EMG recorded net gains of $2 million and $9 million during the first quarters of 2011 and 2010, respectively, in competitive power generation revenues on the consolidated statements of income representing the amount of cash flow hedge ineffectiveness.

The effect of realized and unrealized gains (losses) from derivative instruments used for economic hedging and trading purposes on the consolidated statements of income is presented below:

		Three Months Ended March 31,
(in millions)	Income Statement Location	2011	2010

Economic hedges	Competitive power generation	$6	$(4)
	Fuel	6	1
Trading activities	Competitive power generation	16	47

Contingent Features

Certain derivative instruments contain margin and collateral deposit requirements. Since EMG's credit ratings are below investment grade, EMG has provided collateral in the form of cash and letters of credit for the benefit of derivative counterparties. The aggregate fair value of all derivative instruments with credit-risk-related contingent features was in an asset position at March 31, 2011 and, accordingly, the contingent features described below do not currently have liquidity exposure. Certain derivative contracts do not require margin, but contain provisions that require EMG or Midwest Generation to comply with the terms and conditions of their respective credit facilities. The credit facilities each contain financial covenants. Some hedge contracts include provisions related to a change in control or material adverse effect resulting from amendments or modifications to the related credit facility. Failure by EMG or Midwest Generation to comply with these provisions may result in a termination event under the hedge contracts, enabling the counterparties to terminate and liquidate all outstanding transactions and demand immediate payment of amounts owed to them. EMMT has hedge contracts that do not require margin, but provide that each party can request additional credit support in the form of adequate assurance of performance in the case of an adverse development affecting the other party. Future increases in power prices could expose EMG, Midwest Generation or EMMT to termination payments or additional collateral postings under the contingent features described above.

Margin and Collateral Deposits

Margin and collateral deposits include cash deposited with counterparties and brokers, and cash received from counterparties and brokers as credit support under energy contracts. The amount of margin and collateral deposits generally varies based on changes in the fair value of the related positions. Edison International nets counterparty receivables and payables where balances exist under master netting agreements. Edison International presents the portion of its margin and collateral deposits netted with its derivative positions on its consolidated balance sheets. The following table summarizes margin and collateral deposits provided to and received from counterparties:

(in millions)	March 31, 2011	December 31, 2010

Collateral provided to counterparties:
Offset against derivative liabilities	$5	$8
Reflected in margin and collateral deposits	50	65
Collateral received from counterparties:
Offset against derivative assets	48	52

Note 7. Income Taxes

Effective Tax Rate

The table below provides a reconciliation of income tax expense computed at the federal statutory income tax rate to the income tax provision from continuing operations.

	Three months ended March 31,
(in millions)	2011	2010

Income from continuing operations before income taxes	$281	$393

Provision for income tax at federal statutory rate of 35%	98	138
Increase (decrease) in income tax from:
State tax – net of federal benefit	9	14
Health care legislation[1]	—	39
Production and housing credits	(18)	(15)
Property-related and other	(24)	(26)

Total income tax expense from continuing operations	$65	$150

Effective tax rate	23%	38%

1
During the first quarter of 2010, Edison International recorded a $39 million non-cash charge to reverse previously recognized federal tax benefits eliminated by the federal health care legislation enacted in March 2010. The health care law eliminated the federal tax deduction for retiree health care costs to the extent those costs are eligible for federal Medicare Part D subsidies.

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

Unrecognized Tax Benefits

The following table provides a reconciliation of unrecognized tax benefits:

(in millions)	2011	2010

Balance at January 1,	$565	$664
Tax positions taken during the current year:
Increases	20	16
Tax positions taken during a prior year:
Increases	—	123
Decreases	(5)	(20)

Balance at March 31,	$580	$783

As of March 31, 2011 and December 31, 2010, respectively, if recognized, $460 million and $455 million of the unrecognized tax benefits would impact the effective tax rate.

Edison International's federal income tax returns and its California combined franchise tax returns are currently open for years subsequent to 2002. In addition, specific California refund claims made by Edison International for years 1991 through 2002 are currently under review by the Franchise Tax Board. The IRS examination phase of tax years 2003 through 2006 was completed in the fourth quarter of 2010, which included proposed adjustments for the following two items:

•
A proposed adjustment increasing the taxable gain on the 2004 sale of EMG's international assets, which if sustained, would result in a federal tax payment of approximately $187 million, including interest and penalties (the IRS has asserted a 40% penalty for understatement of tax liability related to this matter).

•
A proposed adjustment to disallow a component of SCE's repair allowance deduction, which if sustained, would result in a federal tax payment of approximately $90 million, including interest.

Edison International disagrees with the proposed adjustments and filed a protest with the IRS in the first quarter of 2011.

Accrued Interest and Penalties

The total amount of accrued interest and penalties related to Edison International's income tax liabilities was $217 million and $213 million as of March 31, 2011 and December 31, 2010, respectively.

The net after-tax interest and penalties recognized in income tax expense was $3 million and $15 million for the three months ended March 31, 2011 and 2010, respectively.

Note 8. Compensation and Benefit Plans

Pension Plans and Postretirement Benefits Other Than Pensions

Pension Plans

During the three months ended March 31, 2011, Edison International made 2010 plan year contributions of $2 million, 2011 plan year contributions of $28 million and expects to make $4 million of additional 2010 plan year contributions and $96 million of additional 2011 plan year contributions during the remainder of 2011. Annual contributions made to most of SCE's pension plans are recovered through CPUC-approved regulatory mechanisms and are expected to be, at a minimum, equal to the annual expense.

Expense components are:

	Three months ended March 31,
(in millions)	2011	2010

Service cost	$43	$34
Interest cost	52	54
Expected return on plan assets	(60)	(52)
Amortization of prior service cost	2	2
Amortization of net loss	6	7

Expense under accounting standards	43	45
Regulatory adjustment – deferred	(6)	(14)

Total expense recognized	$37	$31

Postretirement Benefits Other Than Pensions

During the three months ended March 31, 2011, Edison International made 2011 plan year contributions of $6 million and expects to make $50 million of additional contributions during the remainder of 2011. Annual contributions made to SCE plans are recovered through CPUC-approved regulatory mechanisms and are expected to be, at a minimum, equal to the annual expense.

Expense components are:

	Three months ended March 31,
(in millions)	2011	2010

Service cost	$11	$8
Interest cost	33	31
Expected return on plan assets	(28)	(25)
Amortization of prior service cost (credit)	(9)	(9)
Amortization of net loss	9	8

Total expense	$16	$13

Stock-Based Compensation

During the first quarter of 2011, Edison International granted its 2011 stock-based compensation awards, which included stock options, performance shares and restricted stock units.

Stock Options

The following is a summary of the status of Edison International stock options:

		Weighted-Average
	Stock options	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)

Outstanding at December 31, 2010	19,142,209	$33.28
Granted	3,228,721	37.92
Expired	(51,629)	48.45
Forfeited	(117,177)	31.18
Exercised	(508,164)	25.09

Outstanding at March 31, 2011	21,693,960	34.14	6.51

Vested and expected to vest at March 31, 2011	21,205,360	34.15	6.46	$115

Exercisable at March 31, 2011	13,075,275	34.35	5.02	83

At March 31, 2011, there was $32 million of total unrecognized compensation cost related to stock options, net of expected forfeitures. That cost is expected to be recognized over a weighted-average period of approximately three years.

Performance Shares

The following is a summary of the status of Edison International nonvested performance shares:

	Equity Awards
			Liability Awards
		Weighted-Average Grant Date Fair Value
	Shares		Shares	Weighted-Average Fair Value

Nonvested at December 31, 2010	415,028	$30.99	415,028	$34.74
Granted	144,624	31.65	144,624
Forfeited	(108,648)	44.09	(108,648)

Nonvested at March 31, 2011	451,004	28.05	451,004	26.02

The current portion of nonvested performance shares classified as liability awards is reflected in "Other current liabilities" and the long-term portion is reflected in "Pensions and benefits" on the consolidated balance sheets.

At March 31, 2011, there was $7 million (based on the March 31, 2011 fair value of performance shares classified as equity awards) of total unrecognized compensation cost related to performance shares. That cost is expected to be recognized over a weighted-average period of approximately two years.

Restricted Stock Units

The following is a summary of the status of Edison International nonvested restricted stock units granted to SCE employees:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value

Nonvested at December 31, 2010	644,796	$32.18
Granted	241,417	37.93
Forfeited	(7,448)	30.95
Paid Out	(93,831)	54.85

Nonvested at March 31, 2011	784,934	$31.89

At March 31, 2011, there was $14 million of total unrecognized compensation cost related to restricted stock units, net of expected forfeitures, which is expected to be recognized as follows: $6 million in 2011, $6 million in 2012 and $2 million in 2013.

Supplemental Data on Stock Based Compensation

	Three months ended March 31,
(in millions, except per award amounts)	2011	2010

Stock based compensation expense[1]	$6	$8
Income tax benefits related to stock compensation expense	2	3
Excess tax benefits[2]	2	1
Stock options
Cash used to purchase shares to settle options	19	7
Cash from participants to exercise stock options	13	5
Value of options exercised	6	2
Restricted stock units
Value of shares settled	5	—
Tax benefits realized from settlement of awards	2	—

1
Reflected in "Operations and maintenance" on the consolidated statements of income.

2
Reflected in "Settlements of stock based compensation—net" in the financing section of the consolidated statements of cash flows.

No performance shares were settled as of March 31, 2011 and 2010, respectively.

Note 9. Commitments and Contingencies

Third-Party Power Purchase Agreements

During the first quarter of 2011, SCE entered into a renewable energy power purchase contract which is classified as an operating lease. SCE's additional commitments under this contract are estimated to be: $29 million each year in 2012 – 2015 and $468 million for the period remaining thereafter.

Other Commitments

Fuel Supply Contracts

At March 31, 2011, Midwest Generation and EMG Homer City Generation L.P. ("Homer City") had commitments to purchase coal from third-party suppliers at fixed prices, subject to adjustment clauses.

These commitments are estimated to aggregate $677 million, summarized as follows: $373 million for the remainder of 2011, $255 million in 2012 and $49 million in 2013.

Turbine Commitments

At March 31, 2011, EMG had commitments to purchase wind turbines of $90 million due in 2011. EMG's failure to schedule turbine delivery by June 2011 would result in a termination obligation equal to its turbine deposit, which would result in a $21 million charge against earnings. EMG has identified a project in which to place these turbines. However, there is no assurance that development will be completed and the turbines will be used for this project.

On October 8, 2010, an agreement was reached to settle disputes included in the complaint filed by EMG against Mitsubishi Power Systems Americas, Inc. and Mitsubishi Heavy Industries, Ltd. with respect to a wind turbine generator supply agreement. As a result of this agreement, EMG may elect to deploy up to 60 additional wind turbines (aggregating 144 MW) that were part of the original contract, or may be obligated to make a payment of up to $30 million following the end of the three-year period if it has not elected to deploy the additional turbines and if certain other criteria apply. In April 2011, the 55 MW Pinnacle wind project in West Virginia, which will deploy the 23 wind turbines purchased from Mitsubishi, commenced construction.

Capital Expenditures

At March 31, 2011, EMG's subsidiaries had firm commitments to spend approximately $153 million during the remainder of 2011 on capital and construction expenditures. These expenditures primarily relate to selective non-catalytic reduction ("SNCR") equipment at the Midwest Generation plants, the construction of wind projects and non-environmental improvements at the coal plants. EMG intends to fund these expenditures through project level and turbine vendor financing, U.S. Treasury grants, cash on hand and cash generated from operations.

Guarantees and Indemnities

Edison International's subsidiaries have various financial and performance guarantees and indemnifications which are issued in the normal course of business. As discussed below, these contracts included performance guarantees and indemnifications.

Environmental Indemnities Related to the Midwest Generation Plants

In connection with the acquisition of the Midwest Generation plants, EME agreed to indemnify Commonwealth Edison Company ("Commonwealth Edison") with respect to specified environmental liabilities before and after December 15, 1999, the date of sale. The indemnification claims are reduced by any insurance proceeds and tax benefits related to such claims and are subject to a requirement that Commonwealth Edison takes all reasonable steps to mitigate losses related to any such indemnification claim. This indemnification for environmental liabilities is not limited in term and would be triggered by a valid claim from Commonwealth Edison. Also, in connection with the sale-leaseback transaction related to the Powerton and Joliet Stations in Illinois, EME agreed to indemnify the lessors for specified environmental liabilities. Due to the nature of the obligations under these indemnities, a maximum potential liability cannot be determined. Commonwealth Edison has advised EME that Commonwealth Edison believes it is entitled to indemnification for all liabilities, costs, and expenses that it may be required to bear as a result of the litigation discussed below under "—Contingencies—Midwest Generation New Source Review Lawsuit." Except as discussed below, EME has not recorded a liability related to these environmental indemnities.

Midwest Generation entered into a supplemental agreement with Commonwealth Edison and Exelon Generation Company LLC on February 20, 2003 to resolve a dispute regarding interpretation of its reimbursement obligation for asbestos claims under the environmental indemnities set forth in the Asset Sale Agreement. Under this supplemental agreement, Midwest Generation agreed to reimburse Commonwealth Edison and Exelon Generation for 50% of specific asbestos claims pending as of February 2003 and related expenses less recovery of insurance costs, and agreed to a sharing arrangement for liabilities and expenses associated with future asbestos-related claims as specified in the agreement. As a general matter, Commonwealth Edison and Midwest Generation apportion responsibility for future asbestos-related claims based upon the number of exposure sites that are Commonwealth Edison locations or Midwest Generation locations. The obligations under this agreement are not subject to a maximum liability. The supplemental agreement had an initial five-year term with an automatic renewal provision for subsequent one-year terms (subject to the right of either party to terminate); pursuant to the automatic renewal provision, it has been extended until February 2012. There were approximately 228 cases for which Midwest Generation was potentially liable and that had not been settled and dismissed at March 31, 2011. Midwest Generation had recorded a liability of $56 million at March 31, 2011 related to this contract indemnity.

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

Indemnities Provided under Asset Sale and Sale-Leaseback Agreements

The asset sale agreements for the sale of EME's international assets contain indemnities from EME to the purchasers, including indemnification for taxes imposed with respect to operations of the assets prior to the sale and for pre-closing environmental liabilities. Not all indemnities under the asset sale agreements have specific expiration dates. Payments would be triggered under these indemnities by valid claims from the sellers or purchasers, as the case may be. At March 31, 2011, EME had recorded a liability of $44 million related to these matters.

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

Midwest Generation New Source Review Lawsuit

In August 2009, the United States Environmental Protection Agency ("US EPA") and the State of Illinois filed a complaint in the Northern District of Illinois against Midwest Generation, but not Commonwealth Edison, alleging that Midwest Generation or Commonwealth Edison performed repair or replacement projects at six Illinois coal-fired electric generating stations in violation of the Prevention of Significant Deterioration ("PSD") requirements and of the New Source Performance Standards of the Clean Air Act ("CAA"), including alleged requirements to obtain a construction permit and to install controls sufficient to meet best available control technology ("BACT") emissions rates. The US EPA also alleged that Midwest Generation and Commonwealth Edison violated certain operating permit requirements under Title V of the CAA. Finally, the US EPA alleged violations of certain opacity and particulate matter standards at the Midwest Generation plants. In addition to seeking penalties ranging from $25,000 to $37,500 per violation, per day, the complaint calls for an injunction ordering Midwest Generation to install controls sufficient to meet BACT emissions rates at all units subject to the complaint; to obtain new PSD or New Source Review permits for those units; to amend its applications under Title V of the CAA; to conduct audits of its operations to determine whether any additional modifications have occurred; and to offset and mitigate the harm to public health and the environment caused by the alleged CAA violations. The remedies sought by the plaintiffs in the lawsuit could go well beyond the requirements of the Combined Pollutant Standard ("CPS"). Several Chicago-based environmental action groups have intervened in the case.

In March 2010, nine of the ten counts related to PSD requirements in the complaint were dismissed, and the tenth count was also dismissed to the extent it sought civil penalties under the CAA, as barred by the applicable statute of limitations. Following those dismissals, the government plaintiffs filed an amended complaint, with claims that attempted to add Commonwealth Edison and EME as defendants and introduce new legal theories to impose liability on Midwest Generation and EME. In March 2011, the court again dismissed the nine PSD claims previously dismissed in 2010, along with claims related to alleged violations of Title V of the CAA to the extent based on the dismissed PSD claims. The court also dismissed all claims asserted against Commonwealth Edison and EME. The court denied a motion to dismiss a claim by the Chicago-based environmental action groups for civil penalties in the remaining PSD claim, but noted that the plaintiffs will be required to convince the court that the statute of limitations should be equitably tolled. The court did not address other counts in the complaint that allege violations of opacity and particulate matter limitations under the Illinois State Implementation Plan and Title V of the CAA. Trial of the liability portion of the case is scheduled to commence June 3, 2013.

An adverse decision could involve penalties and remedial actions that could have a material adverse impact on the financial condition and results of operations of Midwest Generation and EME. EME cannot predict the outcome of these matters or estimate the impact on the Midwest Generation plants, or its and Midwest Generation's results of operations, financial position or cash flows.

Homer City New Source Review Lawsuit

In January 2011, the US EPA filed a complaint in the Western District of Pennsylvania against Homer City, the sale-leaseback owner participants of the Homer City plant, and two prior owners of the Homer City plant. The complaint alleges violations of the PSD and Title V provisions of the CAA and its implementing regulations, including requirements contained in the Pennsylvania State Implementation Plan, as a result of projects in the 1990s performed by prior owners without PSD permits and the subsequent failure to incorporate emissions limitations that meet BACT into the station's Title V operating permit. In addition to seeking penalties ranging from $32,500 to $37,500 per violation, per day, the complaint calls for an injunction ordering Homer City to install controls sufficient to meet BACT emissions rates at all units subject to the complaint; to obtain new PSD or New Source Review permits for those units; to amend its applications under Title V of the CAA; to conduct audits of its operations to determine whether any additional modifications have occurred; and to offset and mitigate the harm to public health and the environment caused by the alleged CAA violations. Pennsylvania Department of Environmental Protection, the State of New York and the State of New Jersey have intervened in the lawsuit.

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

In April 2011, Homer City filed motions to dismiss both complaints. An adverse decision could involve penalties, remedial actions and damages that could have a material adverse impact on the financial condition and results of operations of Homer City and EME. EME cannot predict the outcome of these matters or estimate the impact on the Homer City plant, or its and Homer City's results of operations, financial position or cash flows.

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

As of March 31, 2011, Edison International's recorded estimated minimum liability to remediate its 29 identified material sites (sites in which the upper end of the range of costs is at least $1 million) at SCE (24 sites) and EMG (5 sites primarily related to Midwest Generation) was $59 million, of which $52 million was related to SCE, including $20 million related to San Onofre. In addition to its identified material sites, SCE also has 33 immaterial sites for which the total minimum recorded liability was $3 million. Edison International's other subsidiaries have no identified remediation sites. The ultimate costs to clean up Edison International's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. Edison International believes that, due to these uncertainties, it is reasonably possible that cleanup costs at these identified material sites and immaterial sites could exceed its recorded liability by up to $190 million and $7 million, respectively, all of which is related to SCE. The upper limit of this range of costs was estimated using assumptions least favorable to Edison International among a range of reasonably possible outcomes.

The CPUC allows SCE to recover 90% of its environmental remediation costs at certain sites, representing $28 million of its recorded liability, through an incentive mechanism (SCE may request to include additional sites). Under this mechanism, SCE recovers 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs from insurance carriers and other third parties. SCE has successfully settled insurance claims with all responsible carriers. SCE expects to recover costs incurred at its remaining sites through customer rates. SCE has recorded a regulatory asset of $52 million at March 31, 2011 for its estimated minimum environmental cleanup costs expected to be recovered through customer rates.

Edison International's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that Edison International may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites.

SCE expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $3 million to $18 million. Recorded costs were $4 million and less than $1 million for the three months ended March 31, 2011 and 2010, respectively.

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

Property damage insurance covers losses up to $500 million, including decontamination costs, at San Onofre and Palo Verde. Decontamination liability and property damage coverage exceeding the primary $500 million also has been purchased in amounts greater than federal requirements. Additional insurance covers part of replacement power expenses during an accident-related nuclear unit outage. A mutual insurance company owned by entities with nuclear facilities issues these policies. If losses at any nuclear facility covered by the arrangement were to exceed the accumulated funds for these insurance programs, SCE could be assessed retrospective premium adjustments of up to approximately $48 million per year. Insurance premiums are charged to operating expense.

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

Note 10. Regulatory and Environmental Developments

Environmental Developments

Greenhouse Gas Regulation

In March 2011, a California court issued an order suspending CARB's regulations implementing a California cap-and-trade program. The order would also potentially apply to other measures included in the regulations. The CARB has the right to appeal the ruling.

In April 2011, California enacted a law requiring that California utilities purchase 33% of their electricity requirements from renewable resources. The law requires the CPUC to adopt implementing regulations. The impact of the new 33% law will depend on the content of yet to be adopted implementing regulations, which remains uncertain.

Hazardous Air Pollutant Regulations

In March 2011, the US EPA issued draft "National Emission Standards for Hazardous Air Pollutants," limiting emissions of hazardous air pollutants ("HAPs") from coal- and oil-fired electrical generating units. The regulations are expected to be finalized by November 2011. Based on its continuing review, EMG does not expect these standards, if adopted, would require Midwest Generation to make material changes to the approach to compliance with state and federal environmental regulations that it contemplates for CPS compliance. Midwest Generation expects to continue to develop and implement a compliance program that includes the use of activated carbon injection, upgrades to particulate removal systems and dry sorbent injection, combined with its use of low sulfur Powder River Basin ("PRB") coal, to meet emission limits for criteria pollutants, such as nitrogen oxide ("NOx") and sulfur dioxide ("SO2") as well as for HAPs, such as mercury, acid gas and non-mercury metals. With respect to the Homer City plant, the proposed standards, like the pending Clean Air Transport Rule, will require additional reductions in and controls for SO2 emissions.

Water Quality

Once-Through Cooling Issues

In March 2011, the US EPA proposed draft standards under the federal Clean Water Act which would affect cooling water intake structures at generating facilities. The standards are intended to protect aquatic organisms by reducing capture in screens attached to cooling water intake structures (impingement) and in the water volume brought into the facilities (entrainment). The regulations are expected to be finalized by July 2012. Edison International is still evaluating the proposed standards but believes, from a preliminary review, that compliance with the proposed standards regarding impingement will be achievable without incurring material additional capital expenditures or operating costs for both the Midwest Generation plants and the Homer City plant. The required measures to comply with the proposed standards regarding entrainment are subject to the discretion of the permitting authority, and Edison International is unable at this time to assess potential costs of compliance, which could be significant for the Midwest Generation plants and San Onofre, but are not expected to be material for the Homer City plant, which already has cooling towers.

In addition to the proposed draft US EPA standards, the existing California once-through cooling policy may result in significant capital expenditures at San Onofre and may affect its operations. The California policy may also significantly impact SCE's ability to procure generating capacity from fossil-fueled plants that use ocean water in once-through cooling systems, system reliability and the cost of electricity if other coastal power plants in California are forced to shut down or limit operations.

Note 11. Accumulated Other Comprehensive Loss

Edison International's accumulated other comprehensive loss consists of:

(in millions)	Unrealized Gain (Loss) on Cash Flow Hedges	Pension and PBOP – Net Gain (Loss)	Pension and PBOP – Prior Service Cost	Accumulated Other Comprehensive Loss

Balance at December 31, 2010	$16	$(87)	$(5)	$(76)
Current period change	(4)	3	—	(1)

Balance at March 31, 2011	$12	$(84)	$(5)	$(77)

Included in accumulated other comprehensive loss at March 31, 2011 was $21 million, net of tax, of unrealized gains on commodity-based cash flow hedges; and $9 million, net of tax, of unrealized losses related to interest rate hedges. The maximum period over which a commodity cash flow hedge is designated is May 31, 2014.

Unrealized gains on commodity hedges consist of futures and forward electricity contracts that qualify for hedge accounting. These gains arise because current forecasts of future electricity prices in these markets are lower than the contract prices. Approximately $21 million of unrealized gains on cash flow hedges, net of tax, are expected to be reclassified into earnings during the next 12 months. Management expects that reclassification of net unrealized gains will increase energy revenues recognized at market prices. Actual amounts ultimately reclassified into earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions.

Note 12. Supplemental Cash Flows Information

Edison International's supplemental cash flows information is:

	Three months ended March 31,
(in millions)	2011	2010

Cash payments (receipts) for interest and taxes:
Interest – net of amounts capitalized	$155	$137
Tax payments (refunds) – net	(45)	10

Noncash investing and financing activities:
Accrued capital expenditures	$461	$309
Consolidation of variable interest entities:
Assets other than cash	$—	$(94)
Liabilities and noncontrolling interests	—	99
Deconsolidation of variable interest entities:
Assets other than cash	$—	$380
Liabilities and noncontrolling interests	—	(476)
Dividends declared but not paid:
Common stock	$104	$103
Preferred and preference stock of utility	10	8

Note 13. Preferred and Preference Stock of Utility

In March 2011, SCE issued 1,250,000 shares of 6.5% Series D preference stock (cumulative, $100 liquidation value). The Series D preference stock may not be redeemed prior to March 1, 2016. After March 1, 2016, SCE may, at its option, redeem the shares, in whole or in part. These shares are not subject to mandatory redemption.

Note 14. Regulatory Assets and Liabilities

Regulatory assets included on the consolidated balance sheets are:

(in millions)	March 31, 2011	December 31, 2010

Current:
Regulatory balancing accounts	$227	$213
Energy derivatives	173	162
Other	7	3

	407	378

Long-term:
Deferred income taxes – net	1,878	1,855
Pensions and other postretirement benefits	1,094	1,097
Unamortized generation investment – net	339	355
Unamortized loss on reacquired debt	263	268
Energy derivatives	261	177
Nuclear-related ARO investment – net	167	154
Unamortized distribution investment – net	109	105
Regulatory balancing accounts	52	56
Other	287	280

	4,450	4,347

Total Regulatory Assets	$4,857	$4,725

Regulatory liabilities included on the consolidated balance sheets are:

(in millions)	March 31, 2011	December 31, 2010

Current:
Regulatory balancing accounts	$775	$733
Other	3	5

	778	738

Long-term:
Costs of removal	2,648	2,623
ARO	1,251	1,099
Regulatory balancing accounts	834	802

	4,733	4,524

Total Regulatory Liabilities	$5,511	$5,262

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

The following table sets forth amortized cost and fair value of the trust investments:

		Amortized Cost		Fair Value

(in millions)	Longest Maturity Dates	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010

Stocks	—	$845	$895	$2,068	$2,029
Municipal bonds	2049	683	706	772	790
Corporate bonds	2044	263	288	320	346
U.S. government and agency securities	2040	331	270	354	288
Short-term investments and receivables/payables	One-year	100	26	105	27

Total		$2,222	$2,185	$3,619	$3,480

Trust fund earnings (based on specific identification) increase the trust fund balance and the ARO regulatory liability. Proceeds from sales of securities (which are reinvested) were $622 million and $286 million for the three months ended March 31, 2011 and 2010, respectively. Unrealized holding gains, net of losses, were $1.4 billion and $1.3 billion at March 31, 2011 and December 31, 2010, respectively. Approximately 92% of the cumulative trust fund contributions were tax-deductible.

The following table sets forth a summary of changes in the fair value of the trust:

(in millions)	2011	2010

Balance at January 1,	$3,480	$3,140
Realized gains – net	23	21
Unrealized gains – net	102	62
Other-than-temporary impairments	(9)	(3)
Interest, dividends, contributions and other	23	28

Balance at March 31,	$3,619	$3,248

Due to regulatory mechanisms, earnings and realized gains and losses (including other-than-temporary impairments) have no impact on operating revenue or earnings.

Note 16. Other Income and Expenses

Other income and expenses are as follows:

	Three months ended March 31,
(in millions)	2011	2010

Other income:
Equity AFUDC	$29	$27
Increase in cash surrender value of life insurance policies	7	6
Other	2	1

Total utility other income	38	34
Competitive power generation and other income	3	—

Total other income	$41	$34

Other expenses:
Civic, political and related activities and donations	$7	$5
Other	6	5

Total utility other expenses	13	10
Competitive power generation and other expenses	—	(2)

Total other expenses	$13	$8

Note 17. Business Segments

Edison International has two business segments for financial reporting purposes: an electric utility operation segment (SCE) and a competitive power generation segment (EMG). The significant accounting policies of the segments are the same as those described in Note 1.

Reportable Segments Information

The following is information (including the elimination of intercompany transactions) related to Edison International's reportable segments:

	Three months ended March 31,
(in millions)	2011	2010

Operating Revenue:
Electric utility	$2,232	$2,159
Competitive power generation	552	652
Parent and other[2]	(2)	(1)

Consolidated Edison International	2,782	2,810

Net Income (Loss) attributable to Edison International:
Electric utility	222	164
Competitive power generation[1]	(20)	77
Parent and other[2]	(2)	(5)

Consolidated Edison International	$200	$236

Segment balance sheet information was:

(in millions)	March 31, 2011	December 31, 2010

Total Assets:
Electric utility	$36,344	$35,906
Competitive power generation	9,771	9,597
Parent and other[2]	46	27

Consolidated Edison International	$46,161	$45,530

1
Includes earnings (losses) from discontinued operations of $(2) million and $6 million for the three months ended March 31, 2011 and 2010, respectively.

2
Includes amounts from Edison International (parent) and other Edison International subsidiaries that are not significant as a reportable segment, as well as intercompany eliminations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect Edison International's current expectations and projections about future events based on Edison International's knowledge of present facts and circumstances and assumptions about future events and include any statement that does not directly relate to a historical or current fact. Other information distributed by Edison International that is incorporated in this report, or that refers to or incorporates this report, may also contain forward-looking statements. In this report and elsewhere, the words "expects," "believes," "anticipates," "estimates," "projects," "intends," "plans," "probable," "may," "will," "could," "would," "should," and variations of such words and similar expressions, or discussions of strategy or of plans, are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of the risks, uncertainties and other important factors that could cause results to differ from those currently expected, or that otherwise could impact Edison International, include, but are not limited to:

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

•
risks associated with the operation of transmission and distribution assets and nuclear and other power generating facilities including: nuclear fuel storage issues, failure, availability, efficiency, output, cost of repairs and retrofits of equipment and availability and cost of spare parts;

•
cost and availability of electricity, including the ability to procure sufficient resources to meet expected customer needs in the event of significant counterparty defaults under power purchase agreements;

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

•
risks that competing transmission systems will be built by merchant transmission providers in SCE's territory; and

•
weather conditions and natural disasters.

Additional information about risks and uncertainties, including more detail about the factors described above, is contained throughout this MD&A and in Edison International's 2010 Form 10-K, including the "Risk Factors" section in Part I, Item 1A. Readers are urged to read this entire report, including the information incorporated by reference, as well as the 2010 Form 10-K, and carefully consider the risks, uncertainties and other factors that affect Edison International's business. Forward-looking statements speak only as of the date they are made and Edison International is not obligated to publicly update or revise forward-looking statements. Readers should review future reports filed by Edison International with the U.S. Securities and Exchange Commission.

This MD&A for the three months ended March 31, 2011 discusses material changes in the consolidated financial condition, results of operations and other developments of Edison International since December 31, 2010, and as compared to the three months ended March 31, 2010. This discussion presumes that the reader has read or has access to Edison International's MD&A for the calendar year 2010 (the "year-ended 2010 MD&A"), which was included in the 2010 Form 10-K.

EDISON INTERNATIONAL MANAGEMENT OVERVIEW

Highlights of Operating Results

	Three months ended March 31,

(in millions)	2011	2010	Change

Net Income (Loss) Attributable to Edison International
SCE	$222	$164	$58
EMG	(20)	77	(97)
Edison International Parent and Other	(2)	(5)	3

Edison International Consolidated	200	236	(36)

Non-Core Items
SCE – tax impact of health care legislation	—	(39)	39
EMG discontinued operations	(2)	6	(8)

Total non-core items	(2)	(33)	31

Core Earnings (Losses)
SCE	222	203	19
EMG	(18)	71	(89)
Edison International Parent and Other	(2)	(5)	3

Edison International Consolidated	$202	$269	$(67)

Edison International's earnings are prepared in accordance with generally accepted accounting principles used in the United States. Management uses core earnings by principal operating subsidiary internally for financial planning and for analysis of performance. Core earnings (losses) by principal operating subsidiary are also used when communicating with analysts and investors regarding our earnings results to facilitate comparisons of the Company's performance from period to period. Core earnings are a non-GAAP financial measure and may not be comparable to those of other companies. Core earnings are defined as earnings attributable to Edison International shareholders less income or loss from discontinued operations and income or loss from significant discrete items that management does not consider representative of ongoing earnings, such as: exit activities, including lease terminations, sale of certain assets, early debt extinguishment costs and other activities that are no longer continuing; asset impairments and certain tax, regulatory or legal settlements or proceedings.

SCE's 2011 core earnings increased $19 million primarily due to rate base growth.

EMG's 2011 core earnings decreased $89 million primarily due to unplanned outages at Homer City, lower energy prices, distributions from EMG's Doga and March Point projects during 2010 (none received in 2011) and lower trading revenue.

Consolidated non-core items for Edison International included an after tax earnings charge of $39 million recorded in 2010 to reverse previously recognized federal tax benefits eliminated by federal health care legislation enacted in 2010. The health care law eliminated the federal tax deduction for retiree health care costs to the extent those costs are eligible for federal Medicare Part D subsidies.

Management Overview of SCE

Capital Program

During the first quarter, SCE's capital investment program focused on upgrading, maintaining and expanding SCE's transmission and distribution system; maintaining and replacing generation asset equipment; and installing smart meters. Total capital expenditures (including accruals) were $765 million during the first quarter of 2011 compared to $640 million during the same period in 2010.

SCE continues to project that 2011 capital investments will be in the range of $3.9 billion to $4.4 billion and that 2011 – 2014 total capital investment spending will be in the range of $15.6 billion to $17.5 billion. Actual capital spending will be affected by regulatory approval, permitting, market and other factors as discussed further under "SCE: Liquidity and Capital Resources—Capital Investment Plan" in the year-ended 2010 MD&A.

2012 CPUC General Rate Case

As discussed in the year-ended 2010 MD&A, SCE is required to update its 2012 GRC application to reflect, among other things, the impacts of governmental and legislative actions. In April 2011, the IRS issued guidance for determining bonus depreciation enacted in the 2010 Tax Relief Act. On April 28, 2011, SCE submitted an update of its 2012 GRC application primarily to reflect bonus depreciation deductions under the 2010 Tax Relief Act, reducing its base rate revenue requirement by $38 million, $133 million and $145 million in 2012, 2013 and 2014, respectively. The decrease in base rate revenue requirement is due to a reduction in rate base from inclusion of higher deferred income taxes resulting from bonus depreciation. SCE's revised request, after considering the effects of sales growth, would result in incremental customer rate increases of $828 million, $152 million and $514 million in 2012, 2013 and 2014, respectively.

The current schedule anticipates a final decision on SCE's 2012 GRC by the end of 2011. To the extent a final decision is delayed, the CPUC has authorized the establishment of a GRC memorandum account, which will make the revenue requirement ultimately adopted by the CPUC effective as of January 1, 2012.

Nuclear Industry and Regulatory Response to Events in Japan

As discussed in the 2010 Form 10-K under the heading "Nuclear Power Plant Regulation," SCE is subject to the jurisdiction of the NRC with respect to its ownership interest in San Onofre and Palo Verde. In light of the significant safety events at the Fukushima Daiichi nuclear plant in Japan resulting from the recent earthquake and tsunami, the NRC plans to perform additional operational and safety reviews of nuclear facilities in the United States. The lessons learned from the Japanese events and NRC reviews may impact future operations and capital requirements at United States nuclear facilities, including the operations and capital requirements of SCE's nuclear facilities.

Management Overview of EMG

The profitability of EMG's competitive power generation operations is expected to be significantly lower in 2011 as a result of lower realized energy prices driven by the expiration of hedge contracts, higher fuel costs and unplanned outages at the Homer City plant during the first quarter. In addition, the profitability of EME's Midwest Generation plants is expected to be adversely affected in 2012 by a decline in capacity prices (projected to begin in June 2012) and higher rail transportation costs (due to the expiration at the end of 2011 of a favorable long-term rail contract). As a result, EMG may incur net losses during 2011 and in subsequent years unless energy prices recover or its costs decline.

At March 31, 2011, EMG and its subsidiaries had $1.2 billion in cash and cash equivalents and $981 million of liquidity available from credit facilities that expire in 2012. EMG's principal subsidiary, EME, had $3.7 billion of senior notes outstanding at March 31, 2011, $500 million of which mature in 2013. EMG's business plans are focused on operating effectively through the current commodity price cycle and on environmental compliance and renewable energy plans as described below.

Midwest Generation Environmental Compliance Plans and Costs

During the first quarter of 2011, Midwest Generation continued its permitting and planning activities for NOx and SO2 controls to meet the requirements of the CPS. In February 2011, the Illinois Environmental Protection Agency issued construction permits authorizing Midwest Generation to install a dry sorbent injection system using Trona or other sodium-based sorbents at the Powerton Station's Units 5 and 6.

Decisions regarding whether or not to proceed with retrofitting units to comply with CPS requirements for SO2 emissions remain subject to a number of factors, such as market conditions, regulatory and legislative developments, and forecasted commodity prices and capital and operating costs applicable at the time decisions are required or made. Midwest Generation could also elect to temporarily or permanently shut down units, instead of installing controls, to be in compliance with the CPS.

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

In March 2011, the US EPA issued draft "National Emission Standards for Hazardous Air Pollutants," limiting emissions of HAPs from coal- and oil-fired electrical generating units. The regulations are expected to be finalized by November 2011. Based on its continuing review, EME does not expect these standards, if adopted, would require Midwest Generation to make material changes to the approach to compliance with state and federal environmental regulations that it contemplates for CPS compliance. Midwest Generation expects to continue to develop and implement a compliance program that includes the use of activated carbon injection, upgrades to particulate removal systems and dry sorbent injection, combined with its use of low sulfur PRB coal, to meet emissions limits for criteria pollutants, such as NOx and SO2 as well as for HAPs, such as mercury, acid gas and non-mercury metals.

Homer City Outage

On February 10, 2011, a steam pipe ruptured at Unit 1 of the Homer City plant, taking the unit off line. Homer City took Unit 2 off line, which has the same design and operating conditions, to further evaluate the equipment due to the risk of a similar failure. On April 5, 2011, Unit 1 returned to service after making needed repairs, including replacing all pipes similar to the ruptured pipe. Unit 2 is undergoing similar repairs and is expected to return to service in the second quarter of 2011.

The unplanned outages at Units 1 and 2 and the continuation of low power prices have impacted Homer City's liquidity. As a result, in order to have sufficient working capital available for operating expenses and to pay the equity portion of Homer City's rent payment that was due April 1, 2011 to the owner-lessors, Homer City had to defer certain fuel deliveries, arrange for accelerated payments by EMMT for future energy deliveries under an intercompany agreement in place between EMMT and Homer City, and draw $12 million from the $20 million equity rent reserve established under its sale-leaseback transaction documents. Homer City must restore the equity rent reserve account and continue to make equity rent payments in order to be entitled to make future distributions. The advance payments made and currently anticipated in April are expected to total approximately $30 million. It is currently anticipated that all such amounts will be applied against amounts invoiced by EMMT under an intercompany agreement within the next six months, but the actual rate at which such advance payments will be applied will depend upon prevailing power prices and other factors. To further stabilize Homer City's liquidity, effective April 1, 2011, EMMT assigned to Homer City the benefit of an arrangement that allows EMMT to deliver power into the NYISO from Homer City. Accordingly, effective April 1, 2011, these revenues will now be recorded as part of Homer City's revenues in lieu of their prior classification as EMMT trading revenues. EMMT realized trading revenues of $28 million under this arrangement in 2010.

The actions described above also resulted in Homer City being in compliance with the covenant requirements under the sale-leaseback documents at March 31, 2011. Under these documents, the rent payments are comprised of two components, a senior rent portion and an equity rent portion. The senior rent is used exclusively for debt service to the holders of the senior secured bonds issued in connection with the sale-leaseback transaction, while the equity rent is paid to the owner-lessors. In order to pay the equity portion of the rent, among other requirements, Homer City is required to meet historical and projected senior rent service coverage ratios of 1.7 to 1 (subject to reduction to 1.3 to 1 under certain circumstances).

For additional information, see "EMG: Liquidity and Capital Resources—Debt Covenants and Dividend Restrictions" and "Item 1A. Risk Factors—Risks Relating to EMG—Liquidity Risks" in the 2010 Form 10-K.

Environmental Regulation Developments

For a discussion of environmental regulation developments regarding Greenhouse Gas Regulation, Hazardous Air Pollutant Regulations and Once-Through Cooling Issues, see "Edison International Notes to Consolidated Financial Statements—Note 10. Regulatory and Environmental Developments."

 SOUTHERN CALIFORNIA EDISON COMPANY

RESULTS OF OPERATIONS

SCE's results of operations are derived mainly through two sources:

•
Utility earning activities – representing CPUC and FERC-authorized base rates, including the opportunity to earn the authorized return; and

•
Utility cost-recovery activities – representing CPUC-authorized balancing accounts which allow for recovery of costs incurred or provide for mechanisms to track and recover or refund differences in forecasted and actual amounts.

Utility earning activities include base rates that are designed to recover forecasted operation and maintenance costs, certain capital-related carrying costs, interest, taxes and a return, including the return on capital projects recovered through CPUC-authorized mechanisms outside the GRC process. Differences between authorized amounts and actual results impact earnings. Also, included in utility earning activities are revenues or penalties related to incentive mechanisms, other operating revenue, and regulatory charges or disallowances, if any.

Utility cost-recovery activities include rates that provide for recovery (with no return), subject to reasonableness review, of fuel costs, purchased power costs, public purpose related-program costs (including energy efficiency and demand-side management programs), certain operation and maintenance expenses, and depreciation expense related to certain projects.

Electric Utility Results of Operations

The following table is a summary of SCE's results of operations for the periods indicated. The presentation below separately identifies utility earning activities and utility cost-recovery activities.

	Three months ended March 31, 2011			Three months ended March 31, 2010

(in millions)	Utility Earning Activities	Utility Cost- Recovery Activities	Total Consolidated	Utility Earning Activities	Utility Cost- Recovery Activities	Total Consolidated

Operating revenue	$1,363	$869	$2,232	$1,265	$894	$2,159
Fuel and purchased power	—	584	584	—	689	689
Operations and maintenance	528	256	784	519	194	713
Depreciation, decommissioning and amortization	317	27	344	300	9	309
Property taxes and other	75	2	77	68	—	68

Total operating expenses	920	869	1,789	887	892	1,779

Operating income	443	—	443	378	2	380
Net interest expense and other	(84)	—	(84)	(72)	(2)	(74)

Income before income taxes	359	—	359	306	—	306
Income tax expense	123	—	123	129	—	129

Net income	236	—	236	177	—	177
Dividends on preferred and preference stock	14	—	14	13	—	13

Net income available for common stock	$222	$—	$222	$164	$—	$164

Core Earnings[1]			$222			$203
Non-Core Earnings:
Tax impact of health care legislation			—			(39)

Total SCE GAAP Earnings			$222			$164

1
See use of Non-GAAP financial measures in "Edison International Management Overview—Highlights of Operating Results."

 Utility Earning Activities

2011 vs. 2010

Utility earning activities were primarily affected by the following:

•
Higher operating revenue of $98 million primarily due to the following:

•
$45 million increase primarily due to a 4.35% increase in 2011 authorized revenue compared to the 2010 revenue requirement approved in the CPUC 2009 GRC decision.

•
$40 million increase in FERC-related revenue due to the implementation of the 2010 FERC rate case effective March 1, 2010 and construction work in progress ("CWIP") incentive earnings for the Tehachapi transmission project.

•
$15 million increase related to capital-related revenue requirements recovered through CPUC-authorized mechanisms outside of the GRC process primarily related to the steam generator replacement project and the EdisonSmartConnect™ project.

•
Higher depreciation, decommissioning and amortization expense of $17 million primarily related to increased capital expenditures, including capitalized software costs.

See "—Income Taxes" below for more information on lower income taxes during 2011 compared to the same period in 2010.

Utility Cost-Recovery Activities

2011 vs. 2010

Utility cost-recovery activities were primarily affected by the following:

•
Lower purchased power expense of $100 million related to: lower net ISO-related costs of $55 million primarily due to higher replacement power costs in 2010 related to the San Onofre Unit 2 extended outage and lower market prices in 2011; lower QF and renewable purchased power expense of $30 million primarily related to lower purchases due to expiration of a contract and lower natural gas prices; and lower bilateral energy purchase expense of $25 million primarily due to lower capacity payments as a result of expiring tolling contracts.

•
Higher operation and maintenance expense of $62 million for energy efficiency programs.

•
Higher depreciation, decommissioning and amortization expense of $18 million primarily related to the steam generator replacement project and the EdisonSmartConnect™ project.

Supplemental Operating Revenue Information

SCE's retail billed and unbilled revenue (excluding wholesale sales and balancing account over/undercollections) was $2.1 billion and $2.0 billion for the three months ended March 31, 2011 and 2010, respectively. The increase reflects a rate increase of $90 million and a sales volume increase of $30 million. The rate increase reflects higher system average rates for 2011 compared to the same period in 2010, primarily due to the implementation of rates authorized in the CPUC 2009 GRC decision and the 2010 FERC rate case. As a result of the CPUC-authorized decoupling mechanism, SCE does not bear the volumetric risk related to retail electricity sales (see "Item 1. Business—Southern California Edison Company—Overview of Ratemaking Mechanisms" in the 2010 Form 10-K).

SCE remits to CDWR and does not recognize as revenue the amounts that SCE bills and collects from its customers for electric power purchased and sold by the CDWR to SCE's customers, CDWR bond-related costs and a portion of direct access exit fees. The amounts collected and remitted to CDWR were $275 million and $296 million for the three months ended March 31, 2011 and 2010, respectively. The CDWR-related rates in 2011 continue to reflect an approximately $585 million refund of operating reserves that CDWR can release as their contracts terminate. Total customer rates are expected to increase as

CDWR operating reserves are fully refunded. The power contracts that CDWR allocated to SCE will terminate by the end of 2011. SCE's revenue and related purchased power expense is expected to increase as these CDWR contracts are replaced by power purchase agreements entered into by SCE.

Income Taxes

The table below provides a reconciliation of income tax expense computed at the federal statutory income tax rate to the income tax provision.

	Three months ended March 31,
(in millions)	2011	2010

Income before income taxes	$359	$306

Provision for income tax at federal statutory rate of 35%	125	107
Increase (decrease) in income tax from:
State tax – net of federal benefit	12	9
Health care legislation[1]	—	39
Property-related and other	(14)	(26)

Total income tax expense	$123	$129

Effective tax rate	34%	42%

1
See "Edison International Management Overview—Highlights of Operating Results" for a discussion of the $39 million non-cash charge related to the federal health care legislation enacted in March 2010.

The decreased benefit provided by property-related and other items was primarily due to lower deductions for asset removal costs and internally developed software in the first quarter of 2011 compared to the respective period in 2010.

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

SCE expects to fund its continuing obligations, projected capital expenditures for 2011 and dividends to Edison International through cash and equivalents on hand, operating cash flows, tax benefits and capital market financings of debt and preferred equity, as needed. SCE also has availability under its credit facilities if additional funding and liquidity are necessary to meet operating and capital requirements.

Available Liquidity

As of March 31, 2011, SCE had approximately $53 million of cash and equivalents. SCE had two credit facilities: a $2.4 billion five-year credit facility that matures in February 2013, with four one-year options to extend by mutual consent, and a $500 million three-year credit facility that matures in March 2013.

(in millions)	Credit Facilities

Commitment	$2,894
Outstanding borrowings supported by credit facilities	(200)
Outstanding letters of credit	(73)

Amount available	$2,621

 Debt Covenant

SCE has a debt covenant in its credit facilities that limits its debt to total capitalization ratio to less than or equal to 0.65 to 1. At March 31, 2011, SCE's debt to total capitalization ratio was 0.46 to 1.

Dividend Restrictions

The CPUC regulates SCE's capital structure and limits the dividends it may pay Edison International. In SCE's most recent cost of capital proceeding, the CPUC set an authorized capital structure for SCE which included a common equity component of 48%. SCE may make distributions to Edison International as long as the common equity component of SCE's capital structure remains at or above the 48% authorized level on a 13-month weighted average basis. At March 31, 2011, SCE's 13-month weighted-average common equity component of total capitalization was 50.8% resulting in the capacity to pay $471 million in additional dividends.

During the first quarter of 2011, SCE made a $115 million dividend payment to its parent, Edison International. Future dividend amounts and timing of distributions are dependent upon several factors including the actual level of capital expenditures, operating cash flows and earnings.

Margin and Collateral Deposits

Derivative Instruments and Power Procurement Contracts

Certain derivative instruments and power procurement contracts under SCE's power and natural gas hedging activities contain collateral requirements. The table below provides the amount of collateral posted by SCE to its counterparties as well as the potential collateral that would be required as of March 31, 2011.

(in millions)
Collateral posted as of March 31, 2011[1]	$80
Incremental collateral requirements for power procurement contracts resulting from a potential downgrade of SCE's credit rating to below investment grade	53

Posted and potential collateral requirements for derivative instruments and power procurement contracts[2]	$133

1
Collateral provided to counterparties and other brokers consisted of $4 million which was offset against net derivative liabilities and $76 million (consisting of $4 million in cash reflected in "Other current assets" on the consolidated balance sheets and $72 million in letters of credit).

2
Total posted and potential collateral requirements may increase by an additional $18 million, based on SCE's forward positions as of March 31, 2011, due to adverse market price movements over the remaining life of the existing power procurement contracts using a 95% confidence level.

Workers Compensation Self-Insurance Fund

SCE is self-insured for workers compensation claims. SCE assesses workers compensation claims that have been asserted and those that have been incurred but not reported to determine the probable amount of losses that should be recorded. The Department of Industrial Relations for the State of California requires companies that are self-insured for workers compensation to post collateral (in the form of cash and/or letters of credits) based on the estimated workers' compensation liability if a company's bond rating were to fall below "B." As of March 31, 2011, if SCE's bond rating were to fall below a "B" rating, SCE would be required to post $209 million for its workers compensation self-insurance plan.

Historical Consolidated Cash Flows

The table below sets forth condensed historical cash flow information for SCE.

 Condensed Consolidated Statement of Cash Flows

	Three months ended March 31,
(in millions)	2011	2010

Net cash provided by operating activities	$672	$313
Net cash provided by financing activities	190	305
Net cash used by investing activities	(1,066)	(1,014)

Net decrease in cash and cash equivalents	$(204)	$(396)

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $359 million in the first quarter of 2011 compared to the first quarter of 2010 primarily reflecting higher net tax receipts of $104 million in 2011 compared to 2010 related to accelerated depreciation benefits and net cash inflows related to balancing account over- and under-collections. The 2011 change was also due to the timing of cash receipts and disbursements related to working capital items.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the first quarter of 2011 was $190 million consisting of the following significant events:

•
Issued $200 million of commercial paper supported by SCE's line of credit to fund interim working capital requirements.

•
Issued $125 million of 6.5% Series D preference stock.

•
Paid a $115 million dividend to Edison International.

Net cash provided by financing activities for the first quarter of 2010 was $305 million consisting of the following significant events:

•
Issued $500 million of first refunding mortgage bonds due in 2040. The bond proceeds were used to repay commercial paper borrowings and for general corporate purposes.

•
Issued $180 million of commercial paper supported by SCE's line of credit to fund interim working capital requirements.

•
Repaid $250 million of senior unsecured notes.

•
Paid a $100 million dividend to Edison International.

Net Cash Used by Investing Activities

Cash flows from investing activities are driven primarily by capital expenditures and funding of nuclear decommissioning trusts. Capital expenditures were $1.0 billion and $867 million for the three months ended March 31, 2011 and 2010, respectively, primarily related to transmission and distribution investments. Net purchases of nuclear decommissioning trust investments and other were $47 million and $49 million for the three months ended March 31, 2011 and 2010, respectively.

 Contractual Obligations and Contingencies

Contractual Obligations

For a discussion of power purchase commitments, see "Edison International Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies—Third-Party Power Purchase Agreements."

Contingencies

SCE has contingencies related to the Navajo Nation Litigation, nuclear insurance and spent nuclear fuel, which are discussed in "Edison International Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies."

Environmental Remediation

As of March 31, 2011, SCE had 24 identified material sites for remediation and recorded an estimated minimum liability of $52 million. SCE expects to recover 90% of its remediation costs at certain sites. See "Edison International Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies" for further discussion.

MARKET RISK EXPOSURES

SCE's primary market risks include fluctuations in interest rates, commodity prices and volumes, and counterparty credit. Fluctuations in interest rates can affect earnings and cash flows. Fluctuations in commodity prices and volumes and counterparty credit losses may temporarily affect cash flows, but are not expected to affect earnings due to expected recovery through regulatory mechanisms. SCE uses derivative instruments, as appropriate, to manage its market risks. For a further discussion of SCE's market risk exposures, including commodity price risk, credit risk and interest rate risk, see "Edison International Notes to Consolidated Financial Statements—Note 6. Derivative and Hedging Activities" and "Note 4. Fair Value Measurements" and see "SCE: Market Risk Exposures—Commodity Price Risk" in the year-ended 2010 MD&A.

Commodity Price Risk

The fair value of outstanding derivative instruments used at SCE to mitigate its exposure to commodity price risk was a net liability of $310 million and $207 million at March 31, 2011 and December 31, 2010, respectively. For further discussion of fair value measurements and the fair value hierarchy, see "Edison International Notes to Consolidated Financial Statements—Note 4. Fair Value Measurements."

Credit Risk

Credit risk exposure from counterparties for power and gas trading activities is measured as the sum of net accounts receivable (accounts receivable less accounts payable) and the current fair value of net derivative assets (derivative assets less derivative liabilities) reflected on the consolidated balance sheets. SCE enters into master agreements which typically provide for a right of setoff. Accordingly, SCE's credit risk exposure from counterparties is based on a net exposure under these agreements. SCE manages the credit risk on the portfolio for both rated and non-rated counterparties based on credit ratings using published ratings of counterparties and other publicly disclosed information, such as financial statements, regulatory filings, and press releases, to guide it in the process of setting credit levels, risk limits and contractual agreements, including master netting agreements. As of March 31, 2011, the amount of balance sheet exposure as described above, by the credit ratings of SCE's counterparties, was as follows:

	March 31, 2011
(in millions)	Exposure[2]	Collateral	Net Exposure

S&P Credit Rating[1]
A or higher	$151	$—	$151
A-	14	—	14
Not rated[3]	122	(50)	72

Total	$287	$(50)	$237

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

3
The exposure in this category relates to two long-term power purchase agreements with special purpose entities for which the underlying power plants have yet to be constructed. Prior to the start date of power deliveries, SCE's recourse is limited to the collateral posted for damages associated with a contract termination. SCE's exposure is mitigated by regulatory treatment.

The credit risk exposure set forth in the table above is composed of $7 million of net accounts receivable and $280 million representing the fair value, adjusted for counterparty credit reserves, of derivative contracts.

EDISON MISSION GROUP

RESULTS OF OPERATIONS

Results of Continuing Operations

This section discusses operating results for the three months ended March 31, 2011 and 2010. EMG's continuing operations include the coal plants, renewable energy and gas-fired projects, energy trading, and gas-fired projects under contract, corporate interest expense and general and administrative expenses. EMG's discontinued operations include all international operations, except the Doga project.

The following table is a summary of competitive power generation results of operations for the periods indicated.

	Three months ended March 31,
(in millions)	2011	2010

Competitive power generation operating revenue	$552	$652

Fuel	182	213
Other operation and maintenance	281	250
Depreciation and amortization	73	59
Other	—	4

Total operating expenses	536	526

Operating income	16	126
Interest and dividend income	2	20
Equity in income (loss) from unconsolidated affiliates – net	(5)	18
Other income (expense), net	3	(1)
Interest expense – net of amounts capitalized	(80)	(67)

Income (loss) from continuing operations before income taxes	(64)	96
Income tax expense (benefit)	(46)	25

Income (loss) from continuing operations	(18)	71
Income (loss) from discontinued operations – net of tax	(2)	6

Net income (loss)	(20)	77
Less: Net (income) attributable to noncontrolling interests	—	—

Net income (loss) available for common shareholder	$(20)	$77

Core Earnings[1]	$(18)	$71
Non-Core Earnings (Losses)
Discontinued Operations	(2)	6

Total EMG GAAP Earnings (Loss)	$(20)	$77

1
See use of Non-GAAP financial measures in "Edison International Management Overview—Highlights of Operating Results."

EMG's first quarter 2011 core earnings were lower than first quarter 2010 core earnings primarily due to the following pre-tax items:

•
$32 million decrease in Midwest Generation adjusted operating income due to lower generation, lower average realized energy prices and higher operating expenses partially offset by higher capacity revenue.

•
$53 million decrease in Homer City adjusted operating income due primarily to lower generation resulting from the Unit 1 and 2 unplanned outages. Unit 1 returned to service in early April, and Unit 2 is expected to return to service during the second quarter of 2011.

•
$32 million decrease in energy trading revenues due to lower congestion revenue and power trading revenue.

•
$32 million lower income from distributions received from the March Point and Doga projects during the first quarter of 2010, with no comparable amounts in 2011.

Adjusted Operating Income ("AOI")—Overview

The following section and table provide a summary of results of EMG's operating projects and corporate expenses for the three months ended March 31, 2011 and 2010, together with discussions of the contributions by specific projects and of other significant factors affecting these results.

The following table shows the adjusted operating income (loss) of EMG's projects:

	Three months ended March 31,
(in millions)	2011	2010

Midwest Generation plants	$55	$87
Homer City plant[1]	(16)	37
Renewable energy projects	21	10
Energy trading[1]	15	47
Big 4 projects	2	4
Sunrise	(7)	(4)
Doga	—	15
March Point[2]	—	17
Westside projects	—	1
Other projects	4	—
Leveraged lease income	1	1
Other operating income (expense)	—	2

	75	217
Corporate administrative and general	(36)	(38)
Corporate depreciation and amortization	(6)	(4)

AOI[3]	$33	$175

1
Effective April 1, 2011, EMMT assigned to Homer City the benefit of an arrangement that allows EMMT to deliver power into the NYISO from Homer City. For more information, see "Edison International Management Overview—Management Overview of EMG—Homer City Outage."

2
Sold in 2010.

3
AOI is equal to operating income (loss) under GAAP, plus equity in income (loss) of unconsolidated affiliates, dividend income from projects, production tax credits, other income and expenses, and net (income) loss attributable to noncontrolling interests. Production tax credits are recognized as wind energy is generated based on a per-kilowatt-hour rate prescribed in applicable federal and state statutes. AOI is a non-GAAP performance measure and may not be comparable to those of other companies. Management believes that inclusion of earnings of unconsolidated affiliates, dividend income from projects, production tax credits, other income and expenses, and net (income) loss attributable to noncontrolling interests in AOI is meaningful for investors as these components are integral to the operating results of EMG.

The following table reconciles AOI to operating income as reflected on EMG's consolidated statements of income (loss):

	Three months ended March 31,
(in millions)	2011	2010

AOI	$33	$175
Less:
Equity in income (loss) of unconsolidated affiliates	(5)	18
Dividend income from projects	1	16
Production tax credits	18	14
Other income, net	3	1

Operating Income	$16	$126

Adjusted Operating Income from Consolidated Operations

Midwest Generation Plants

The following table presents additional data for the Midwest Generation plants:

	Three months ended March 31,
(in millions)	2011	2010

Operating Revenue	$351	$379
Operating Expenses
Fuel[1]	126	141
Plant operations	118	99
Plant operating leases	19	19
Depreciation and amortization	29	28
Administrative and general	6	5

Total operating expenses	298	292

Operating Income	53	87

Other Income	2	—

AOI	$55	$87

Statistics
Generation (in GWh)	7,470	8,212

1
Included in fuel costs were $2 million and $4 million during the quarters ended March 31, 2011 and 2010, respectively, related to the net cost of emission allowances. Transfers of emission allowances between Midwest Generation and Homer City are made at fair market value. Transfers of NOx emission allowances to Midwest Generation were $0.4 million during each of the first quarters of 2011 and 2010. Transfers of SO2 emission allowances from Midwest Generation were none and $4 million during the first quarters of 2011 and 2010, respectively. For more information regarding the price of emission allowances, see "EMG: Market Risk Exposures—Commodity Price Risk—Emission Allowances Price Risk."

AOI from the Midwest Generation plants decreased $32 million for the first quarter of 2011, compared to the first quarter of 2010. The 2011 decrease in AOI was attributable to lower energy revenues and higher plant operations costs, partially offset by higher capacity revenues. The decline in energy revenues was due to lower average realized energy prices and lower generation primarily related to the permanent shutdown of Will County Units 1 and 2 at the end of 2010 in accordance with the CPS.

Included in operating revenues were unrealized gains of none and $7 million for the first quarters of 2011 and 2010, respectively. Unrealized gains in 2010 were attributable to both economic hedge contracts that are accounted for at fair value with offsetting changes recorded on the consolidated statements of operations and the ineffective portion of forward and futures contracts which are derivatives that qualify as cash flow hedges. The ineffective portion of hedge contracts at the Midwest Generation plants was attributable to changes in the difference between energy prices at the Northern Illinois Hub (the settlement point under forward contracts) and the energy prices at the Midwest Generation plants' busbars (the delivery point where power generated by the Midwest Generation plants is delivered into the transmission system).

Included in fuel costs were unrealized losses of $1 million and $5 million during the first quarters of 2011 and 2010, respectively, due to oil futures contracts that were accounted for as economic hedges. These contracts were entered into in 2010 and 2009 to hedge variable fuel oil components of rail transportation costs.

Homer City

The following table presents additional data for the Homer City plant:

	Three months ended March 31,
(in millions)	2011	2010

Operating Revenue	$115	$175
Operating Expenses
Fuel[1]	52	70
Plant operations	47	37
Plant operating leases	25	25
Depreciation and amortization	5	5
Administrative and general	2	1

Total operating expenses	131	138

Operating Income (Loss)	(16)	37

AOI	$(16)	$37

Statistics
Generation (in GWh)	1,943	2,954

1
Included in fuel costs was less than $1 million and $4 million during the quarters ended March 31, 2011 and 2010, respectively, related to the net cost of emission allowances. Transfers of emission allowances between Midwest Generation and Homer City are made at fair market value. Transfers of SO2 emission allowances to Homer City were none and $4 million during the first quarters of 2011 and 2010, respectively. Transfers of NOx emission allowances from Homer City was less than $1 million during each of the first quarters of 2011 and 2010. For more information regarding the price of emission allowances, see "EMG: Market Risk Exposures—Commodity Price Risk—Emission Allowances Price Risk."

AOI from the Homer City plant decreased $53 million for the first quarter of 2011, compared to the first quarter of 2010. The 2011 decrease in AOI was attributable to lower energy revenues, driven by lower generation, and higher plant maintenance costs from unplanned outages at Units 1 and 2, partially offset by lower fuel costs. The decline in fuel costs was primarily due to lower generation, partially offset by higher coal costs.

Included in operating revenues were unrealized gains (losses) from hedge activities of $2 million and $(2) million for the first quarters of 2011 and 2010, respectively. Unrealized gains (losses) were attributable to both economic hedge contracts that are accounted for at fair value with offsetting changes recorded on the statements of operations and the ineffective portion of forward and futures contracts which are derivatives that qualify as cash flow hedges. The ineffective portion of hedge contracts at Homer City was attributable to changes in the difference between energy prices at PJM West Hub (the settlement point under forward contracts) and the energy prices at the Homer City busbar (the delivery point where power generated by the Homer City plant is delivered into the transmission system).

Seasonality—Coal Plants

Due to fluctuations in electric demand resulting from warm weather during the summer months and cold weather during the winter months, electric revenues from the coal plants normally vary substantially on a seasonal basis. In addition, maintenance outages generally are scheduled during periods of lower projected electric demand (spring and fall), further reducing generation and increasing major maintenance costs which are recorded as an expense when incurred. Accordingly, income from the coal plants is seasonal and has significant variability from quarter to quarter. Seasonal fluctuations may also be affected by changes in market prices. For further discussion regarding market prices, see "EMG: Market Risk Exposures—Commodity Price Risk—Energy Price Risk Affecting Sales from the Coal Plants."

Renewable Energy Projects

The following table presents additional data for EMG's renewable energy projects:

	Three months ended March 31,
(in millions)	2011	2010

Operating Revenue	$52	$30
Production Tax Credits	18	14

	70	44

Operating Expenses
Plant operations	18	12
Depreciation and amortization	31	21
Administrative and general	1	1

Total operating expenses	50	34
Equity in income (losses) from unconsolidated affiliates	—	(1)
Other Income	1	1

AOI[1]	$21	$10

Statistics
Generation (in GWh)[2]	1,385	843

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

2
Includes renewable energy projects that are unconsolidated at EMG. Generation excluding unconsolidated projects was 183 GWh and 152 GWh in the first quarter of 2011 and 2010, respectively.

AOI from renewable energy projects increased $11 million in the first quarter of 2011, compared to the first quarter of 2010. The 2011 increase was primarily due to projects that achieved commercial operation in late 2010 and 2011 and increased generation at other projects due to higher availability and favorable wind conditions.

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

AOI from energy trading activities decreased $32 million for the first quarter of 2011, compared to the first quarter of 2010. The 2011 decrease was primarily attributable to lower revenues from congestion and power trading, compared to higher revenue in the first quarter of 2010.

 Adjusted Operating Income from Unconsolidated Affiliates

March Point.    During the first quarter of 2010, AOI from the March Point project was $17 million due to equity distributions received from the project. EMG subsequently sold its ownership interest in the March Point project to its partner at book value in February 2010.

Doga.    During the first quarter of 2010, EMG received a distribution from the Doga project. EMG expects to receive a distribution from the Doga project during the second half of 2011. AOI is recognized when cash is distributed from the project as the Doga project is accounted for on the cost method.

Seasonality.    EMG's third quarter equity in income from its unconsolidated energy projects is normally higher than equity in income related to other quarters of the year due to seasonal fluctuations and higher energy contract prices during the summer months.

Interest Expense

	Three months ended March 31,
(in millions)	2011	2010

Interest expense, net of capitalized interest
EME debt	$(62)	$(60)
Non-recourse debt	(18)	(7)

	$(80)	$(67)

EMG's interest expense increased primarily due to higher debt balances for wind project financing, higher interest expense related to a loan amendment and lower capitalized interest. Capitalized interest for renewable energy projects under construction was $10 million for the first quarter of 2011, compared to $11 million for the first quarter of 2010.

Income Taxes

The table below provides a reconciliation of income tax expense computed at the federal statutory income tax rate.

	Three months ended March 31,
(in millions)	2011	2010

Income (loss) from continuing operations before income taxes	$(64)	$96

Provision (benefit) for income tax at federal statutory rate of 35%	(22)	34
Increase (decrease) in income tax from:
State tax – net of federal benefit	(5)	4
Tax credits, net	(18)	(15)
Other	(1)	2

Total income tax expense	$(46)	$25

Results of Discontinued Operations

Income from discontinued operations, net of tax, decreased $8 million for the first quarter of 2011, compared to the first quarter of 2010. The 2011 decrease was primarily due to the expiration of a contract indemnity during the first quarter of 2010 related to EMG's previous sale of international projects.

 LIQUIDITY AND CAPITAL RESOURCES

Available Liquidity

The following table summarizes available liquidity at March 31, 2011:

(in millions)	Cash and Cash Equivalents	Available Under Credit Facilities	Total Available Liquidity

EME as a holding company	$391	$484	$875
EME subsidiaries without contractual dividend restrictions	228	—	228

EME corporate cash and cash equivalents	619	484	1,103
EME subsidiaries with contractual dividend restrictions
Midwest Generation[1]	363	497	860
Homer City	147	—	147
Other EME subsidiaries	54	—	54
Other EMG subsidiaries	25	—	25

Total	$1,208	$981	$2,189

1
Cash and cash equivalents are available to meet Midwest Generation's operating and capital expenditure requirements.

EME, as a holding company, does not directly own any revenue-producing generation facilities. EME relies on cash distributions and tax payments from its projects to meet its obligations, including debt service obligations on long-term debt. The timing and amount of distributions from EME's subsidiaries may be restricted. For further details, see "—Debt Covenants and Dividend Restrictions."

The following table summarizes the status of the EME and Midwest Generation credit facilities at March 31, 2011, which mature in June 2012:

(in millions)	EME	Midwest Generation

Commitments	$564	$500
Outstanding borrowings	—	—
Outstanding letters of credit	(80)	(3)

Amount available	$484	$497

EME and Midwest Generation may seek to extend or replace credit facilities or retire them by other means. The terms and conditions of any refinancing could be substantially different than those in the current credit facilities. Senior notes in the principal amount of $500 million, which bear interest at 7.50% per annum, are due in June 2013. EME may also from time to time seek to retire or purchase its outstanding debt through cash purchases and/or exchange offers, open market purchases, privately negotiated transactions or otherwise, depending on prevailing market conditions, EME's liquidity requirements, contractual restrictions and other factors.

For additional discussion of liquidity and the impact of Homer City's outages, see "Edison International Management Overview—Management Overview of EMG."

 Capital Investment Plan

At March 31, 2011, forecasted capital expenditures through 2013 by EMG's subsidiaries for existing projects, corporate activities and turbine commitments were as follows:

(in millions)	April through December 2011	2012	2013

Midwest Generation Plants
Plant capital expenditures	$23	$21	$28
Environmental expenditures	82	172	317
Homer City Plant
Plant capital expenditures	13	26	16
Environmental expenditures	—	—	—
Renewable Energy Projects
Capital and construction expenditures	126	—	—
Turbine commitments	90	—	—
Other capital expenditures	11	14	14

Total	$345	$233	$375

Environmental Capital Expenditures

Midwest Generation plants' environmental expenditures include $64 million for remaining expenditures in 2011 related to selective non-catalytic reduction (SNCR) equipment and $503 million for expenditures for the remainder of 2011 to 2013 to begin to retrofit initial units using dry scrubbing with sodium-based sorbents to comply with CPS requirements for SO2 emissions. Midwest Generation could elect to shut down units instead of installing controls to be in compliance with the CPS, and, therefore, decisions about any particular combination of retrofits and shutdowns it may ultimately employ to comply remain subject to conditions applicable at the time decisions are required or made. Accordingly, the environmental expenditures for Midwest Generation in the preceding table represent current projects only and are subject to change based upon a number of considerations. Actual expenditures could be higher or lower. Preconstruction engineering and initial construction work for a project may occur in 2011 in advance of a final decision to continue or complete the project. For additional discussion, see "Edison International Management Overview—Management Overview of EMG—Midwest Generation Environmental Compliance Plans and Costs."

The capital investment plan set forth in the previous table does not include environmental capital expenditures for Homer City. However, depending on upcoming and future regulatory developments, Homer City may be required to undertake capital projects to install additional pollution control equipment, which will be dependent on lessor decisions and on obtaining available funding for these expenditures. Homer City projects that if SO2 reduction technology becomes required, it may need to make capital commitments for such equipment several years in advance of the effective date of such requirements. Homer City continues to review technologies available to reduce SO2 and mercury emissions and to monitor developments related to hazardous pollutants and other environmental regulations. The timing, selection of technology and required capital costs remain uncertain. Restrictions under the agreements entered into as part of Homer City's 2001 sale-leaseback transaction could affect, and in some cases significantly limit or prohibit, Homer City's ability to incur indebtedness or make capital expenditures, and Homer City may need third-party capital to fund such activities in order to continue operating, the availability of which cannot be assured. EME has no legal obligation to provide funding. Accordingly, final decisions on whether to install controls, to install particular kinds of controls, and to actually expend capital have not been made. For a discussion of environmental regulations, refer to "Item 1. Environmental Regulation of Edison International and Subsidiaries" and refer to "Item 1A. Risk Factors—Risks Relating to EMG—Regulatory and Environmental Risks" in the 2010 Form 10-K.

Non-Environmental Capital Expenditures

Plant capital expenditures in the preceding table relate to non-environmental projects such as upgrades to boiler and turbine controls, replacement of major boiler components, generator stator rewinds, condenser re-tubing, development of a coal-cleaning plant refuse site and a new ash disposal site, and main power transformer replacement.

Renewable energy projects' capital and construction expenditures include a project of an unconsolidated entity in which construction expenditures will be substantially funded by EMG. In addition, U.S. Treasury grants of $367 million are anticipated based on estimated eligible construction costs for renewable projects completed in 2010 and scheduled to be completed in 2011.

Future Projects

The capital investment plan set forth in the previous table does not include capital expenditures for future projects. At March 31, 2011, EMG had a development pipeline of potential wind projects with projected installed capacity of approximately 3,700 MW. The development pipeline represents potential wind projects with respect to which EMG either owns the project rights or has exclusive acquisition rights. At March 31, 2011, EMG had two wind projects totaling 160 MW under construction. In April 2011, the 55 MW Pinnacle wind project in West Virginia commenced construction. EMG anticipates that these wind projects will achieve commercial operation in 2011. The pace of additional growth in EMG's renewable program will be subject to the availability of third-party equity capital. At March 31, 2011, EMG had capitalized costs and made turbine deposits totaling $45 million related to renewable energy development efforts. To the extent that the renewable energy projects are not successful, EMG would record a charge to write down the carrying amount of these assets.

During the first quarter, EMG entered into a memorandum of understanding with AES Southland Holdings, LLC to purchase certain equipment at AES's Huntington Beach facility and lease back such equipment until decommissioned. The transaction, if consummated, would result in retirement of the equipment in late 2012 in connection with the startup of EMG's proposed Walnut Creek natural gas-fired peaker plant, thereby exempting the proposed Walnut Creek plant from 90% of the regulatory requirement for emission reduction credits needed to start construction. In April 2011, EMG entered into turbine supply and construction agreements with limited contractual obligations until such time as the remaining development activities, including final permitting, are completed. EMG intends to obtain project debt financing for this 479 MW project, which has a long-term power sales agreement with Southern California Edison Company. Completion of development is subject to a number of conditions, none of which are assured.

Historical Segment Cash Flows

The table below sets forth condensed historical cash flow information for EMG.

Condensed Statement of Cash Flows

	Three months ended March 31,
(in millions)	2011	2010

Operating cash flow from continuing operations	$116	$284
Operating cash flow from discontinued operations	(2)	6

Net cash provided by operating activities	114	290
Net cash provided (used) by financing activities	103	(55)
Net cash used by investing activities	(108)	(99)

Net increase in cash and cash equivalents	$109	$136

Net Cash Provided by Operating Activities

Cash provided by operating activities from continuing operations decreased $168 million in the first quarter of 2011 compared to the first quarter of 2010 primarily attributable to lower net income and the settlement of derivative contracts in 2010.

Net Cash Provided by Financing Activities

Cash provided by financing activities from continuing operations increased $158 million in the first quarter of 2011 compared to the first quarter of 2010 primarily due to additional borrowing in Viento Funding II refinance and advances under the Laredo and Big Sky financing agreements. The increase also reflects a repayment of debt at Edison Funding Company in 2010.

Net Cash Provided by Investing Activities

Cash used by investing activities for the first quarters of 2011 and 2010 primarily consisted of capital expenditures. In addition, cash used by investing activities for the first quarter of 2010 included turbine deposits (investment in other assets) related to wind projects.

Credit Ratings

Overview

Credit ratings for EME, Midwest Generation and EMMT as of March 31, 2011 were as follows:

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

Credit Rating of EMMT

For a discussion of the effect of EMMT's credit rating on EMG's ability to sell forward the output of the Homer City plant through EMMT, refer to "EMG: Liquidity and Capital Resources—Credit Ratings—Credit Rating of EMMT" in the year-ended 2010 MD&A.

Margin, Collateral Deposits and Other Credit Support for Energy Contracts

To reduce its exposure to market risk, EMG hedges a portion of its electricity price exposure through EMMT. In connection with entering into contracts, EMMT may be required to support its risk of nonperformance through parent guarantees, margining or other credit support. EMG has entered into guarantees in support of EMMT's hedging and trading activities; however, EMG has historically also provided collateral in the form of cash and letters of credit for the benefit of counterparties related to the net of accounts payable, accounts receivable, unrealized losses, and unrealized gains in connection with these hedging and trading activities. For further details, see "Edison International Notes to Consolidated Financial Statements Note 6. Derivative Instruments and Hedging Activities."

Future cash collateral requirements may be higher than the margin and collateral requirements at March 31, 2011, if wholesale energy prices change or if EMMT enters into additional transactions. Certain

EMMT hedge contracts do not require margin, but contain provisions that require EMG or Midwest Generation to comply with the terms and conditions of their credit facilities. The credit facilities contain financial covenants which are described further in "—Debt Covenants and Dividend Restrictions."

Debt Covenants and Dividend Restrictions

Credit Facility Financial Ratios

EME's credit facility contains financial covenants which require EME to maintain a minimum interest coverage ratio and a maximum corporate-debt-to-capital ratio as such terms are defined in the credit facility. The following table sets forth the interest coverage ratio:

	Twelve months ended
(in millions)	March 31, 2011	December 31, 2010

Ratio	2.13	2.07
Covenant threshold (not less than)	1.20	1.20

The following table sets forth the corporate-debt-to-capital ratio:

(in millions)	March 31, 2011	December 31, 2010

Corporate-debt-to-capital ratio	0.52	0.52
Covenant threshold (not more than)	0.75	0.75

Key Ratios of EMG's Principal Subsidiaries Affecting Dividends

Set forth below are key ratios of EMG's principal subsidiaries required by financing arrangements at March 31, 2011 or for the 12 months ended March 31, 2011:

Subsidiary	Financial Ratio	Covenant	Actual

Midwest Generation (Midwest Generation plants)	Debt to Capitalization Ratio	Less than or equal to 0.60 to 1	0.14 to 1
Homer City (Homer City plant)	Senior Rent Service Coverage Ratio	Greater than 1.7 to 1	1.87 to 1

To pay dividends, Homer City must meet the senior rent service coverage ratio. In addition, Homer City is restricted from paying dividends until the Homer City equity reserve account is replenished. For additional information, see "Edison International Management Overview—Management Overview of EMG—Homer City Outage."

For a more detailed description of the covenants binding EMG's principal subsidiaries that may restrict the ability of those entities to make distributions to EMG directly or indirectly through the other holding companies owned by EMG, refer to "EMG: Liquidity and Capital Resources—Debt Covenants and Dividend Restrictions" in the year ended 2010 MD&A.

EMG's Senior Notes and Guaranty of Powerton-Joliet Leases

EMG is restricted under applicable agreements from selling or disposing of assets, which includes distributions, if the aggregate net book value of all such sales and dispositions during the most recent 12-month period would exceed 10% of consolidated net tangible assets as defined in such agreements computed as of the end of the most recent fiscal quarter preceding the sale or disposition in question. At March 31, 2011, the maximum permissible sale or disposition of EMG assets was $887 million.

 Contractual Obligations and Contingencies

Fuel Supply Contracts

For a discussion of fuel supply contracts , see "Edison International Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies—Other Commitments."

Midwest Generation New Source Review Lawsuit

For a discussion of the Midwest Generation New Source Review Lawsuit, see "Edison International Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies—Contingencies—Midwest Generation New Source Review Lawsuit."

Homer City New Source Review Lawsuit

For a discussion of the Homer City New Source Review Lawsuit, see "Edison International Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies—Other Commitments."

Off-Balance Sheet Transactions

For a discussion of EMG's off-balance sheet transactions, refer to "EMG: Liquidity and Capital Resources—Off-Balance Sheet Transactions" in the year ended 2010 MD&A. There have been no significant developments with respect to EMG's off-balance sheet transactions that affect disclosures presented in the 2010 Form 10-K.

MARKET RISK EXPOSURES

For a detailed discussion of EMG's market risk exposures, including commodity price risk, credit risk and interest rate risk, refer to "EMG: Market Risk Exposures" in the year ended 2010 MD&A.

Derivative Instruments

Unrealized Gains and Losses

EMG classifies unrealized gains and losses from derivative instruments (other than the effective portion of derivatives that qualify for hedge accounting) as part of operating revenues or fuel costs. The following table summarizes unrealized gains (losses) from non-trading activities:

	Three months ended March 31,
(in millions)	2011	2010

Midwest Generation plants
Non-qualifying hedges	$(1)	$(2)
Ineffective portion of cash flow hedges	—	4
Homer City plant
Non-qualifying hedges	1	—
Ineffective portion of cash flow hedges	1	(2)

Total unrealized gains	$1	$—

At March 31, 2011, cumulative unrealized gains of $5 million were recognized from non-qualifying hedge contracts or the ineffective portion of cash flow hedges related to subsequent periods ($(1) million for the remainder of 2011 and $6 million for 2012).

Fair Value Disclosures

In determining the fair value of EMG's derivative positions, EMG uses third-party market pricing where available. For further explanation of the fair value hierarchy and a discussion of EMG's derivative instruments, see "Edison International Notes to Consolidated Financial Statements Note 4. Fair Value Measurements" and "Note 6. Derivative Instruments and Hedging Activities," respectively.

 Commodity Price Risk

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

The following table depicts the average historical market prices for energy per megawatt-hour at the locations indicated for the first quarters of 2011 and 2010:

	24-Hour Average Historical Market Prices[1]
	2011	2010

Midwest Generation plants
Northern Illinois Hub	$34.09	$34.53
Homer City plant
PJM West Hub	$45.77	$44.53
Homer City Busbar	41.47	39.33

1
Energy prices were calculated at the Northern Illinois Hub and Homer City Busbar delivery points and the PJM West Hub using historical hourly real-time prices as published by PJM or provided on the PJM web-site.

The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the Northern Illinois Hub and PJM West Hub at March 31, 2011:

	24-Hour Forward Energy Prices[1]
	Northern Illinois Hub	PJM West Hub

2011
April	$29.53	$40.01
May	28.15	39.74
June	30.92	43.44
July	35.17	48.86
August	37.29	50.28
September	28.63	42.66
October	25.17	40.65
November	28.56	41.65
December	30.14	45.92
2012 calendar "strip"[2]	$31.30	$46.20

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

EMMT engages in hedging activities for the coal plants to hedge the risk of future change in the price of electricity. The following table summarizes the hedge positions (including load requirements services contracts and forward contracts accounted for on the accrual basis) at March 31, 2011 for electricity expected to be generated during the remainder of 2011 and in 2012 and 2013:

	2011		2012		2013
	MWh (in thousands)	Average price/ MWh[1]	MWh (in thousands)	Average price/ MWh[1]	MWh (in thousands)	Average price/ MWh[1]

Midwest Generation plants
Northern Illinois and AEP/Dayton Hubs	7,664	$37.78	5,350	$35.25	1,020	$39.11
Homer City plant[2,3]
PJM West Hub	1,195	58.86	1,370	51.68	204	51.85

Total	8,859		6,720		1,224

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

3
The average price/MWh includes 182 to 191 MW of capacity for periods ranging from April 1, 2011 to May 31, 2012 at Homer City sold in conjunction with load requirements services contracts.

Capacity Price Risk

The following table summarizes the status of capacity sales for Midwest Generation and Homer City at March 31, 2011:

						Other Capacity Sales, Net of Purchases[3]
				RPM Capacity Sold in Base Residual Auction
	Installed Capacity MW	Unsold Capacity[1] MW	Capacity Sold[2] MW				Average Price per MW-day	Aggregate Average Price per MW-day
				MW	Price per MW-day	MW

April 1, 2011 to May 31, 2011
Midwest Generation	5,477	(548)	4,929	4,929	$174.29	—	—	$174.29
Homer City	1,884	(261)	1,623	1,813	174.29	(190)	$53.95	188.38
June 1, 2011 to May 31, 2012
Midwest Generation	5,477	(495)	4,982	4,582	110.00	400	85.00	107.99
Homer City	1,884	(163)	1,721	1,771	110.00	(50)	30.00	112.32
June 1, 2012 to May 31, 2013
Midwest Generation	5,477	(773)	4,704	4,704	16.46	—	—	16.46
Homer City	1,884	(232)	1,652	1,736	133.37	(84)	16.46	139.31
June 1, 2013 to May 31, 2014
Midwest Generation	5,477	(827)	4,650	4,650	27.73	—	—	27.73
Homer City	1,884	(104)	1,780	1,780	226.15	—	—	221.03	[4]

1
Capacity not sold arises from: (i) capacity retained to meet forced outages under the RPM auction guidelines, and (ii) capacity that PJM does not purchase at the clearing price resulting from the RPM auction.

2
Excludes 182 to 191 MW of capacity for periods ranging from April 1, 2011 to May 31, 2012 at Homer City sold in conjunction with load requirements services contracts.

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

Basis Risk

During the three months ended March 31, 2011 and 2010, prices at the Homer City busbar were lower than the PJM West Hub by an average of 9% and 12%, respectively, due to transmission congestion in PJM. During the three months ended March 31, 2011, prices at the individual busbars of the Midwest Generation plants were lower than the AEP/Dayton Hub and Northern Illinois Hub by an average of 10% and 1%, respectively, compared to 11% and 1%, respectively, during the three months ended March 31, 2010, due to transmission congestion in PJM.

Coal and Transportation Price Risk

The Midwest Generation plants and Homer City plant purchase coal primarily from the Southern PRB of Wyoming and from mines located near the facilities in Pennsylvania, respectively. Coal purchases are made under a variety of supply agreements. The following table summarizes the amount of coal under contract at March 31, 2011 for the remainder of 2011 and the following two years:

	Amount of Coal Under Contract in Millions of Equivalent Tons[1]
	April through December 2011	2012	2013

Midwest Generation plants	12.4	9.8	—
Homer City plant	3.5	1.9	0.8

1
The amount of coal under contract in equivalent tons is calculated based on contracted tons and applying an 8,800 Btu equivalent for the Midwest Generation plants and 13,000 Btu equivalent for the Homer City plant.

EMG is subject to price risk for purchases of coal that are not under contract. Prices of Northern Appalachian (NAPP) coal, which are related to the price of coal purchased for the Homer City plant, increased during 2011 from 2010 year-end prices. The market price of NAPP coal (with 13,000 Btu per pound heat content and <3.0 pounds of SO2 per MMBtu sulfur content) increased to a price of $76.15 per ton at April 1, 2011, compared to a price of $70 per ton at December 31, 2010, as reported by the Energy Information Administration.

Prices of PRB coal (with 8,800 Btu per pound heat content and 0.8 pounds of SO2 per MMBtu sulfur content) purchased for the Midwest Generation plants fluctuated between $13.25 per ton and $14.75 per ton during the first quarter of 2011. The market price of PRB coal decreased to a price of $13.25 per ton at April 1, 2011, compared to a price of $13.60 per ton at December 31, 2010, as reported by the Energy Information Administration.

EMG has contracts for the transport of coal to its facilities. The primary contract is with Union Pacific Railroad (and various short-haul carriers), which extends through December 31, 2011. EMG is exposed to price risk related to transportation rates after the expiration of its existing transportation contracts. Current market transportation rates for PRB coal are higher than the existing rates under contract. Transportation costs are approximately half of the delivered cost of PRB coal to the Midwest Generation plants.

Emission Allowances Price Risk

The federal Acid Rain Program requires electric generating stations to hold SO2 allowances sufficient to cover their annual emissions. Pursuant to Pennsylvania's and Illinois' implementation of the Clean Air Interstate Rule ("CAIR"), coal plants are required to hold seasonal and annual NOx allowances.

In the event that actual emissions required are greater than allowances held, EMG is subject to price risk for purchases of emission allowances. The market price for emission allowances may vary significantly. The average purchase price of SO2 allowances decreased to $10 per ton during the first quarter of 2011 from $50 per ton in 2010. The average purchase price of annual NOx allowances decreased to $335 per ton during the first quarter of 2011 from $936 per ton in 2010. Based on broker's quotes and information from public sources, the spot price for SO2 allowances and annual NOx allowances was $5 per ton and $227.50 per ton, respectively, at March 31, 2011.

Credit Risk

The credit risk exposure from counterparties of merchant energy hedging and trading activities is measured as the sum of net receivables (accounts receivable less accounts payable) and the current fair value of net derivative assets. EMG's subsidiaries enter into master agreements and other arrangements in conducting such activities which typically provide for a right of setoff in the event of bankruptcy or default by the counterparty. At March 31, 2011, the balance sheet exposure as described above, the credit ratings of EMG's counterparties, was as follows:

	March 31, 2010
(in millions)	Exposure[2]	Collateral	Net Exposure

Credit Rating[1]
A or higher	$93	$—	$93
A-	2	—	2
BBB+	11	—	11
BBB	5	—	5
BBB-	11	—	11
Below investment grade	48	(47)	1

Total	$170	$(47)	$123

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

The credit risk exposure set forth in the above table is composed of $80 million of net accounts receivable and payables and $90 million representing the fair value of derivative contracts. The exposure is based on master netting agreements with the related counterparties. Due to developments in the financial markets, credit ratings may not be reflective of the actual related credit risks. In addition to the amounts set forth in the above table, EMG's subsidiaries have posted a $46 million cash margin in the aggregate with PJM, NYISO, Midwest Independent Transmission System Operator ("MISO"), clearing brokers and other counterparties to support hedging and trading activities. The margin posted to support these activities also exposes EMG to credit risk of the related entities.

The coal plants sell electric power generally into the PJM market by participating in PJM's capacity and energy markets or transacting in capacity and energy on a bilateral basis. Sales into PJM accounted for approximately 68% of EMG's consolidated operating revenues for the three months ended March 31, 2011. At March 31, 2011, EMG's account receivable due from PJM was $55 million.

EMG's wind turbine supply agreements contain significant suppliers' obligations related to the manufacturing and delivery of turbines, and payments, for delays in delivery and for failure to meet performance obligations and warranty agreements. EMG's reliance on these contractual provisions is subject to credit risks. Generally, these are unsecured obligations of the turbine manufacturer. A material adverse development with respect to EMG's turbine suppliers may have a material impact on EMG's wind projects and development efforts.

 Interest Rate Risk

Interest rate changes can affect earnings and the cost of capital for capital improvements or new investments in power projects. EMG mitigates the risk of interest rate fluctuations by arranging for fixed rate financing or variable rate financing with interest rate swaps, interest rate options or other hedging mechanisms for a number of its project financings. For details, see "Edison International Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."

 EDISON INTERNATIONAL PARENT AND OTHER

RESULTS OF OPERATIONS

Results of operations for Edison International Parent and Other includes amounts from other Edison International subsidiaries that are not significant as a reportable segment, as well as intercompany eliminations.

Edison International Parent and Other loss from continuing operations was $2 million and $5 million for the three months ended March 31, 2011 and 2010, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Edison International Parent liquidity and its ability to pay operating expenses and dividends to common shareholders is dependent on dividends from SCE, tax-allocation payments under its tax-allocation agreements with its subsidiaries, and access to bank and capital markets.

At March 31, 2011, Edison International (parent) had approximately $26 million of cash and equivalents on hand. The following table summarizes the status of the Edison International (parent) credit facility at March 31, 2011:

(in millions)	Edison International (parent)

Commitment	$1,426
Outstanding borrowings	(81)
Outstanding letters of credit	—

Amount available	$1,345

Edison International has a debt covenant in its credit facility that requires a consolidated debt to total capitalization ratio of less than or equal to 0.65 to 1. At March 31, 2011, Edison International's consolidated debt to total capitalization ratio was 0.53 to 1.

Historical Cash Flows

The table below sets forth condensed historical cash flow information for Edison International Parent and Other.

Condensed Statement of Cash Flows

	Three months ended March 31,
(in millions)	2011	2010

Net cash used by operating activities	$(69)	$(4)
Net cash provided by financing activities	72	9
Net cash provided by investing activities	—	—

Net increase in cash and cash equivalents	$3	$5

Net Cash Used by Operating Activities

Net cash used by operating activities primarily relates to interest, operating costs and income taxes of Edison International (parent). In addition to these factors, Edison International funded a portion of the 2011 tax-allocation payments due by Edison Capital in consideration of an intercompany note receivable.

 Net Cash Provided (Used) by Financing Activities

Financing activities for the first quarter 2011 were as follows:

•
Paid $104 million of dividends (or $0.320 per share) to Edison International common shareholders in January of 2011. In February 2011, the Board of Directors of Edison International declared a $0.32 per share quarterly dividend which is payable in April 2011.

•
Received $115 million of dividend payments from SCE.

•
Borrowed $62 million under Edison International's line of credit to fund interim working capital requirements.

Financing activities for the first quarter of 2010 were as follows:

•
Paid $103 million of dividends (or $0.315 per share) to Edison International common shareholders.

•
Received $100 million of dividend payments from SCE.

•
Borrowed $12 million under Edison International's line of credit to fund interim working capital requirements

 EDISON INTERNATIONAL (CONSOLIDATED)

LIQUIDITY AND CAPITAL RESOURCES

Contractual Obligations

Significant changes with respect to Edison International (Consolidated) contractual obligations since the filing of the 2010 Form 10-K are discussed in "EMG: Liquidity and Capital Resources—Contractual Obligations and Contingencies" and "SCE: Liquidity and Capital Resources—Contractual Obligations and Contingencies."

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

For a discussion of Edison International's critical accounting estimates and policies, see "Critical Accounting Estimates and Policies" in the year ended 2010 MD&A.

NEW ACCOUNTING GUIDANCE

New accounting guidance is discussed in "Edison International Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—New Accounting Guidance."

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a discussion of Edison International's legal proceedings, refer to Edison International Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies—Contingencies" in the 2010 Form 10-K. There have been no significant developments with respect to legal proceedings specifically affecting Edison International since the filing of the 2010 Form 10-K, except as follows:

California Coastal Commission Potential Environmental Proceeding

In May 2010, the California Coastal Commission issued an NOV to SCE, its contractor, and property owners related to activity on a property that was used for equipment storage related to a nearby SCE electricity line undergrounding construction project. The NOV alleged that SCE, through its contractor, violated the California Coastal Act by removing, without the appropriate permits, approximately one acre of vegetation from the property, which was located in a protected coastal zone within and adjacent to the City of Newport Beach, California. In late 2010, SCE tendered an indemnification claim to its contractor for liability associated with the NOV, which the contractor accepted. In the NOV, the Coastal Commission indicated an interest in negotiating a settlement of the alleged violations. The parties have reached agreement on the penalties portion of the settlement, and SCE has agreed to contribute $50,000. The parties continue to negotiate on the remaining terms of the settlement.

 Midwest Generation New Source Review Lawsuit

In March 2011, the U.S. District Court for the Northern District of Illinois dismissed nine of the ten PSD claims asserted against Midwest Generation and EME by the State of Illinois and the Department of Justice, along with claims related to alleged violations of Title V of the CAA to the extent based on the dismissed PSD claims. The Court also dismissed all claims asserted against Commonwealth Edison Company and EME. The Court denied a motion to dismiss a claim by intervenor citizens groups for civil penalties in the remaining PSD claim, but noted that the plaintiffs will be required to convince the Court that the statute of limitations should be equitably tolled. The Court did not address other counts in the complaint that allege violations of opacity and particulate matter limitations under the Illinois State Implementation Plan and Title V of the CAA. Trial of the liability portion of the case is scheduled to commence on June 3, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total Number of Shares (or Units) Purchased[1]	(b) Average Price Paid per Share (or Unit)[1]	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

January 1, 2011 to January 31, 2011	420,521	$38.14	—	—
February 1, 2011 to February 28, 2011	154,846	$36.52	—	—
March 1, 2011 to March 31, 2011	687,852	$36.66	—	—

Total	1,263,219	$37.14	—	—

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

ITEM 6.   EXHIBITS

10.1	Edison International 2011 Executive Annual Incentive Program
10.2	Edison International 2011 Long-Term Incentive Terms and Conditions
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32	Statement Pursuant to 18 U.S.C. Section 1350
101*
Financial statements from the quarterly report on Form 10-Q of Edison International for the quarter ended March 31, 2011, filed on May 2, 2011, formatted in XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements
*
Furnished, not filed, pursuant to Rule 406T of SEC Regulation S-T.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDISON INTERNATIONAL (Registrant)
By:	/s/ Mark C. Clarke Mark C. Clarke Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)

Date: May 2, 2011