Form 10-Q
period 2011-06-30
EDISON INTERNATIONAL
filed 2011-08-04
CIK 827052

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at August 1, 2011
Common Stock, no par value	325,811,206

i

GLOSSARY

The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2010 Form 10-K	Edison International's Annual Report on Form 10-K for the year-ended December 31, 2010
2010 Tax Relief Act	Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010
AFUDC	allowance for funds used during construction
Ambit project	American Bituminous Power Partners, L.P.
AOI	Adjusted Operating Income (Loss)
APS	Arizona Public Service Company
ARO(s)	asset retirement obligation(s)
BACT	best available control technology
BART	best available retrofit technology
Bcf	billion cubic feet
Big 4	Kern River, Midway-Sunset, Sycamore and Watson natural gas power projects
Btu	British thermal units
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAISO	California Independent System Operator
CAMR	Clean Air Mercury Rule
CARB	California Air Resources Board
CDWR	California Department of Water Resources
CEC	California Energy Commission
coal plants	Midwest Generation coal plants and Homer City plant
Commonwealth Edison	Commonwealth Edison Company
CPS	Combined Pollutant Standard
CPUC	California Public Utilities Commission
CSAPR	Cross-State Air Pollution Rule
CRRs	congestion revenue rights
DOE	U.S. Department of Energy
EME	Edison Mission Energy
EMG	Edison Mission Group Inc.
EMMT	Edison Mission Marketing & Trading, Inc.
EPS	earnings per share
ERRA	energy resource recovery account
EWG	Exempt Wholesale Generator
Exelon Generation	Exelon Generation Company LLC
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FGIC	Financial Guarantee Insurance Company
FIP(s)	federal implementation plan(s)
Four Corners	coal fueled electric generating facility located in Farmington, New Mexico in which SCE holds a 48% ownership interest
GAAP	generally accepted accounting principles
GHG	greenhouse gas
Global Settlement	A settlement between Edison International and the IRS that resolved federal tax disputes related to Edison Capital's cross-border, leveraged leases through 2009, and all other outstanding federal tax disputes and affirmative claims for tax years 1986 through 2002 and related matters with state tax authorities.
GRC	general rate case
GWh	gigawatt-hours
Homer City	EME Homer City Generation L.P., a Pennsylvania limited partnership that leases and operates three coal-fired electric generating units and related facilities located in Indiana County, Pennsylvania

v

Illinois EPA	Illinois Environmental Protection Agency
IRS	Internal Revenue Service
ISO	Independent System Operator
kWh(s)	kilowatt-hour(s)
LIBOR	London Interbank Offered Rate
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations in this report
Midwest Generation	Midwest Generation, LLC
Midwest Generation plants	EME's power plants (fossil fuel) located in Illinois
MMBtu	million British thermal units
Mohave	two coal fueled electric generating facilities that no longer operate located in Clark County, Nevada in which SCE holds a 56% ownership interest
Moody's	Moody's Investors Service
MRTU	Market Redesign and Technology Upgrade
MW	megawatts
MWh	megawatt-hours
NAAQS	national ambient air quality standards
NAPP	Northern Appalachian
NERC	North American Electric Reliability Corporation
Ninth Circuit	U.S. Court of Appeals for the Ninth Circuit
NOV	notice of violation
NOx	nitrogen oxide
NRC	Nuclear Regulatory Commission
NSR	New Source Review
NYISO	New York Independent System Operator
PADEP	Pennsylvania Department of Environmental Protection
Palo Verde	large pressurized water nuclear electric generating facility located near Phoenix, Arizona in which SCE holds a 15.8% ownership interest
PBOP(s)	postretirement benefits other than pension(s)
PBR	performance-based ratemaking
PG&E	Pacific Gas & Electric Company
PJM	PJM Interconnection, LLC
PRB	Powder River Basin
PSD	Prevention of Significant Deterioration
QF(s)	qualifying facility(ies)
ROE	return on equity
RPM	Reliability Pricing Model
RTO(s)	Regional Transmission Organization(s)
S&P	Standard & Poor's Ratings Services
San Onofre	large pressurized water nuclear electric generating facility located in south San Clemente, California in which SCE holds a 78.21% ownership interest
SCE	Southern California Edison Company
SNCR	selective non-catalytic reduction
SDG&E	San Diego Gas & Electric
SEC	U.S. Securities and Exchange Commission
SIP(s)	state implementation plan(s)
SO2	sulfur dioxide
US EPA	U.S. Environmental Protection Agency
VIE(s)	variable interest entity(ies)
year-ended 2010 MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the 2010 Form 10-K

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Income	Edison International
	Three months ended June 30,		Six months ended June 30,
(in millions, except per-share amounts, unaudited)	2011	2010	2011	2010

Electric utility	$2,445	$2,246	$4,676	$4,405
Competitive power generation	538	495	1,090	1,147

Total operating revenue	2,983	2,741	5,766	5,552

Fuel	256	254	515	549
Purchased power	649	612	1,158	1,220
Operations and maintenance	1,263	1,144	2,412	2,183
Depreciation, decommissioning and amortization	435	380	852	749

Total operating expenses	2,603	2,390	4,937	4,701

Operating income	380	351	829	851
Interest and dividend income	30	4	34	23
Equity in income from unconsolidated affiliates – net	18	20	12	39
Other income	42	36	83	70
Interest expense	(203)	(175)	(398)	(343)
Other expenses	(13)	(16)	(25)	(28)

Income from continuing operations before income taxes	254	220	535	612
Income tax expense (benefit)	62	(136)	127	14

Income from continuing operations	192	356	408	598
Income (loss) from discontinued operations – net of tax	(1)	1	(3)	8

Net income	191	357	405	606
Dividends on preferred and preference stock of utility	15	13	29	26

Net income attributable to Edison International common shareholders	$176	$344	$376	$580

Amounts attributable to Edison International common shareholders:
Income from continuing operations, net of tax	$177	$343	$379	$572
Income (loss) from discontinued operations, net of tax	(1)	1	(3)	8

Net income attributable to Edison International common shareholders	$176	$344	$376	$580

Basic earnings per common share attributable to Edison International common shareholders:
Weighted-average shares of common stock outstanding	326	326	326	326
Continuing operations	$0.54	$1.05	$1.16	$1.75
Discontinued operations	—	—	(0.01)	0.02

Total	$0.54	$1.05	$1.15	$1.77

Diluted earnings per common share attributable to Edison International common shareholders:
Weighted-average shares of common stock outstanding, including effect of dilutive securities	329	327	328	327
Continuing operations	$0.54	$1.05	$1.16	$1.75
Discontinued operations	—	—	(0.01)	0.02

Total	$0.54	$1.05	$1.15	$1.77

Dividends declared per common share	$0.320	$0.315	$0.640	$0.630

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income		Edison International
	Three months ended June 30,		Six months ended June 30,
(in millions, unaudited)	2011	2010	2011	2010

Net income	$191	$357	$405	$606

Other comprehensive loss, net of tax:
Pension and postretirement benefits other than pensions:
Net gain arising during the period, net of income tax expense of $2 for the six months ended June 30, 2010	—	—	—	12
Amortization of net (gain) loss included in net income, net of income tax expense (benefit) of $1 and $1 for the three months and $3 and $(4) for the six months ended June 30, 2011 and 2010, respectively	1	2	4	(6)
Prior service credit arising during the period, net of income tax expense of $1 for the six months ended June 30, 2010	—	—	—	2
Amortization of prior service credit, net of income tax benefit of $1 for the six months ended June 30, 2010	—	—	—	(2)
Unrealized gain (loss) on derivatives qualified as cash flow hedges:
Unrealized holding gain (loss) arising during the period, net of income tax expense (benefit) of $(9) and $(50) for the three months and $(5) and $12 for the six months ended June 30, 2011 and 2010, respectively	(14)	(77)	(8)	18
Reclassification adjustments included in net income, net of income tax benefit of $6 and $35 for the three months and $12 and $49 for the six months ended June 30, 2011 and 2010, respectively	(7)	(53)	(17)	(73)

Other comprehensive loss	(20)	(128)	(21)	(49)

Comprehensive income	171	229	384	557
Less: Comprehensive income attributable to noncontrolling interests	15	13	29	26

Comprehensive income attributable to Edison International	$156	$216	$355	$531

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International
(in millions, unaudited)	June 30, 2011	December 31, 2010

ASSETS
Cash and cash equivalents	$945	$1,389
Receivables, less allowances of $87 and $85 for uncollectible accounts at respective dates	1,018	931
Accrued unbilled revenue	619	442
Inventory	589	568
Prepaid taxes	356	390
Derivative assets	117	133
Restricted cash	11	2
Margin and collateral deposits	65	65
Regulatory assets	469	378
Other current assets	148	124

Total current assets	4,337	4,422

Nuclear decommissioning trusts	3,657	3,480
Investments in unconsolidated affiliates	552	559
Other investments	231	223

Total investments	4,440	4,262

Utility property, plant and equipment, less accumulated depreciation of $6,486 and $6,319 at respective dates	25,847	24,778
Competitive power generation and other property, plant and equipment, less accumulated depreciation of $2,009 and $1,865 at respective dates	5,613	5,406

Total property, plant and equipment	31,460	30,184

Derivative assets	242	437
Restricted deposits	27	47
Rent payments in excess of levelized rent expense under plant operating leases	1,288	1,187
Regulatory assets	4,690	4,347
Other long-term assets	591	644

Total long-term assets	6,838	6,662

Total assets	$47,075	$45,530

The accompanying notes are an integral part of these consolidated financial statements.

Edison International
Consolidated Balance Sheets
(in millions, except share amounts, unaudited)	June 30, 2011	December 31, 2010

LIABILITIES AND EQUITY
Short-term debt	$388	$115
Current portion of long-term debt	53	48
Accounts payable	1,110	1,362
Accrued taxes	33	52
Accrued interest	225	205
Customer deposits	208	217
Derivative liabilities	238	217
Regulatory liabilities	820	738
Other current liabilities	807	998

Total current liabilities	3,882	3,952

Long-term debt	12,956	12,371

Deferred income taxes	5,819	5,625
Deferred investment tax credits	132	122
Customer advances	121	112
Derivative liabilities	580	468
Pensions and benefits	2,306	2,260
Asset retirement obligations	2,616	2,561
Regulatory liabilities	4,759	4,524
Other deferred credits and other long-term liabilities	2,147	2,041

Total deferred credits and other liabilities	18,480	17,713

Total liabilities	35,318	34,036

Commitments and contingencies (Note 9)
Common stock, no par value (800,000,000 shares authorized; 325,811,206 shares issued and outstanding at each date)	2,347	2,331
Accumulated other comprehensive loss	(97)	(76)
Retained earnings	8,476	8,328

Total Edison International's common shareholders' equity	10,726	10,583

Preferred and preference stock of utility	1,029	907
Other noncontrolling interests	2	4

Total noncontrolling interests	1,031	911

Total equity	11,757	11,494

Total liabilities and equity	$47,075	$45,530

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Edison International
	Six months ended June 30,
(in millions, unaudited)	2011	2010

Cash flows from operating activities:
Net income	$405	$606
Less: Income (loss) from discontinued operations	(3)	8

Income from continuing operations	408	598
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, decommissioning and amortization	852	749
Regulatory impacts of net nuclear decommissioning trust earnings (reflected in accumulated depreciation)	75	74
Other amortization	75	56
Stock-based compensation	15	14
Equity in income from unconsolidated affiliates – net	(12)	(39)
Distributions from unconsolidated entities	15	39
Deferred income taxes and investment tax credits	223	247
Proceeds from U.S. treasury grants	—	92
Income from leveraged leases	(3)	(2)
Changes in operating assets and liabilities:
Receivables	64	13
Inventory	(21)	(36)
Margin and collateral deposits – net of collateral received	1	12
Prepaid taxes	34	(167)
Other current assets	(189)	(136)
Rent payments in excess of levelized rent expense	(101)	(111)
Accounts payable	66	(114)
Accrued taxes	(19)	(69)
Other current liabilities	(212)	(164)
Derivative assets and liabilities – net	303	806
Regulatory assets and liabilities – net	(260)	(720)
Other assets	(31)	(36)
Other liabilities	(58)	(152)
Operating cash flows from discontinued operations	(3)	8

Net cash provided by operating activities	1,222	962

Cash flows from financing activities:
Long-term debt issued	592	645
Long-term debt issuance costs	(5)	(19)
Long-term debt repaid	(30)	(366)
Bonds purchased	(56)	—
Preference stock issued – net	123	—
Short-term debt financing – net	292	410
Settlements of stock-based compensation – net	(13)	(2)
Dividends and distributions to noncontrolling interests	(28)	(25)
Dividends paid	(209)	(205)

Net cash provided by financing activities	$666	$438

The accompanying notes are an integral part of these consolidated financial statements.

Edison International
Consolidated Statements of Cash Flows
	Six months ended June 30,
(in millions, unaudited)	2011	2010

Cash flows from investing activities:
Capital expenditures	$(2,256)	$(2,070)
Purchase of interest in acquired companies	—	(4)
Proceeds from sale of nuclear decommissioning trust investments	1,146	600
Purchases of nuclear decommissioning trust investments and other	(1,230)	(697)
Proceeds from partnerships and unconsolidated subsidiaries, net of investment	5	44
Investments in other assets	3	13
Effect of consolidation and deconsolidation of variable interest entities	—	(91)

Net cash used by investing activities	(2,332)	(2,205)

Net decrease in cash and cash equivalents	(444)	(805)
Cash and cash equivalents, beginning of period	1,389	1,673

Cash and cash equivalents, end of period	$945	$868

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Edison International has two business segments for financial reporting purposes: an electric utility operation segment (SCE) and a competitive power generation segment (EMG). SCE is an investor-owned public utility primarily engaged in the business of supplying electricity to an approximately 50,000 square mile area of southern California. EMG is the holding company for its principal wholly owned subsidiary, EME. EME is a holding company with subsidiaries and affiliates engaged in the business of developing, acquiring, owning or leasing, operating and selling energy and capacity from independent power production facilities. EME also engages in hedging and energy trading activities in competitive power markets through its Edison Mission Marketing & Trading, Inc. ("EMMT") subsidiary.

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

In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to fairly state the consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America ("GAAP") for the periods covered by this quarterly report on Form 10-Q. The results of operations for the three- and six-month periods ended June 30, 2011 are not necessarily indicative of the operating results for the full year.

The December 31, 2010 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

Cash Equivalents

Cash equivalents included investments in money market funds totaling $743 million and $1.1 billion at June 30, 2011 and December 31, 2010, respectively. Generally, the carrying value of cash equivalents equals the fair value, as all investments have maturities of three months or less.

Edison International temporarily invests the ending daily cash balance in its primary disbursement accounts until required for check clearing. Edison International reclassified $185 million and $197 million of checks issued against these accounts, but not yet paid by the financial institution, from cash to accounts payable at June 30, 2011 and December 31, 2010, respectively.

Inventory

Inventory is stated at the lower of cost or market, cost being determined by the weighted-average cost method for fuel, and the average cost method for materials and supplies. Inventory consisted of the following:

(in millions)	June 30, 2011	December 31, 2010

Coal, gas, fuel oil and other raw materials	$203	$184
Spare parts, materials and supplies	386	384

Total inventory	$589	$568

Earnings Per Share

Edison International computes earnings per share ("EPS") using the two-class method, which is an earnings allocation formula that determines EPS for each class of common stock and participating security. Edison

International's participating securities are stock-based compensation awards payable in common shares, including stock options, performance shares and restricted stock units, which earn dividend equivalents on an equal basis with common shares. Stock options awarded during the period 2003 through 2006 received dividend equivalents. EPS attributable to Edison International common shareholders was computed as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2011	2010	2011	2010

Basic earnings per share – continuing operations:
Income from continuing operations attributable to common shareholders, net of tax	$177	$343	$379	$572
Participating securities dividends	—	(2)	—	(2)

Income from continuing operations available to common shareholders	$177	$341	$379	$570
Weighted average common shares outstanding	326	326	326	326

Basic earnings per share – continuing operations	$0.54	$1.05	$1.16	$1.75

Diluted earnings per share – continuing operations:
Income from continuing operations available to common shareholders	$177	$341	$379	$570
Income impact of assumed conversions	1	1	1	1

Income from continuing operations available to common shareholders and assumed conversions	$178	$342	$380	$571
Weighted average common shares outstanding	326	326	326	326
Incremental shares from assumed conversions	3	1	2	1

Adjusted weighted average shares – diluted	329	327	328	327
Diluted earnings per share – continuing operations	$0.54	$1.05	$1.16	$1.75

Stock-based compensation awards to purchase 5,896,940 and 9,645,334 shares of common stock for the three months ended June 30, 2011 and 2010, respectively, and 5,896,940 and 6,080,199 shares of common stock for the six months ended June 30, 2011 and 2010 respectively, were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the awards was greater than the average market price of the common shares during the respective periods and, therefore, the effect would have been antidilutive.

New Accounting Guidance

Accounting Guidance Adopted in 2011

Revenue—Multiple-Deliverables

In October 2009, the Financial Accounting Standards Board ("FASB") issued amended guidance for identifying separate deliverables in a revenue-generating transaction where multiple deliverables exist, and provides guidance for allocating and recognizing revenues based on those separate deliverables. This update also requires additional disclosure related to the significant assumptions used to determine the revenue recognition of the separate deliverables. This guidance is required to be applied prospectively to new or significantly modified revenue arrangements. Edison International adopted this guidance effective January 1, 2011. The adoption of this accounting standards update did not have a material impact on Edison International's consolidated results of operations, financial position or cash flows.

Fair Value Measurements and Disclosures

The FASB issued an accounting standards update modifying the disclosure requirements related to fair value measurements. Under these requirements, purchases and settlements for Level 3 fair value measurements are presented on a gross basis, rather than net. Edison International adopted this guidance effective January 1, 2011.

 Accounting Guidance Not Yet Adopted

Fair Value Measurement

In May 2011, the FASB issued an accounting standards update modifying the fair value measurement and disclosure guidance. This guidance prohibits grouping of financial instruments for purposes of fair value measurement and requires the value be based on the individual security. This amendment also results in new disclosures primarily related to Level 3 measurements including quantitative disclosure about unobservable inputs and assumptions, a description of the valuation processes and a narrative description of the sensitivity of the fair value to changes in unobservable inputs. Edison International will adopt this guidance effective January 1, 2012 and does not expect the adoption of this standard will have a material impact on Edison International's consolidated statements of income, financial position or cash flows.

Presentation of Comprehensive Income

In June 2011, the FASB issued an accounting standards update on the presentation of comprehensive income. An entity can elect to present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate but consecutive statements. Edison International will adopt this guidance effective January 1, 2012. Edison International currently presents the statement of comprehensive income immediately following the statement of income and expects to continue to do so. The adoption of this accounting standards update does not change the items that constitute net income and other comprehensive income.

Note 2. Consolidated Statements of Changes in Equity

The following table provides the changes in equity for the six months ended June 30, 2011.

	Equity Attributable to Edison International				Noncontrolling Interests
(in millions)	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Subtotal	Other	Preferred and Preference Stock	Total Equity

Balance at December 31, 2010	$2,331	$(76)	$8,328	$10,583	$4	$907	$11,494

Net income	—	—	376	376	—	29	405
Other comprehensive loss	—	(21)	—	(21)	—	—	(21)
Common stock dividends declared ($0.64 per share)	—	—	(209)	(209)	—	—	(209)
Dividends, distributions to noncontrolling interests and other	—	—	—	—	(2)	(29)	(31)
Stock-based compensation and other	4	—	(17)	(13)	—	—	(13)
Noncash stock-based compensation and other	12	—	(2)	10	—	(1)	9
Issuance of preference stock	—	—	—	—	—	123	123

Balance at June 30, 2011	$2,347	$(97)	$8,476	$10,726	$2	$1,029	$11,757

The following table provides the changes in equity for the six months ended June 30, 2010:

	Equity Attributable to Edison International				Noncontrolling Interests
(in millions)	Common Stock	Accumulated Other Comprehensive Income	Retained Earnings	Subtotal	Other	Preferred and Preference Stock	Total Equity

Balance at December 31, 2009	$2,304	$37	$7,500	$9,841	$258	$907	$11,006

Net income	—	—	580	580	—	26	606
Other comprehensive loss	—	(49)	—	(49)	—	—	(49)
Deconsolidation of variable interest entities	—	—	—	—	(249)	—	(249)
Cumulative effect of a change in accounting principle, net of tax	—	—	15	15	—	—	15
Common stock dividends declared ($0.63 per share)	—	—	(205)	(205)	—	—	(205)
Dividends, distributions to noncontrolling interests and other	—	—	—	—	(3)	(26)	(29)
Stock-based compensation and other	2	—	(4)	(2)	—	—	(2)
Noncash stock-based compensation and other	9	—	(7)	2	—	—	2

Balance at June 30, 2010	$2,315	$(12)	$7,879	$10,182	$6	$907	$11,095

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

Categories of Variable Interest Entities

Projects or Entities that are Consolidated

At June 30, 2011 and December 31, 2010, EMG consolidated 13 and 14 projects, respectively, with a total generating capacity of 570 MW and 580 MW, respectively, that have interests held by others. In April 2011, EMG sold its 75% ownership interest in a Minnesota wind project.

The following table presents summarized financial information of the projects that were consolidated by EMG:

(in millions)	June 30, 2011	December 31, 2010

Current assets	$39	$26
Net property, plant and equipment	712	739
Other long-term assets	5	6

Total assets	$756	$771

Current liabilities	$23	$25
Long-term debt net of current portion	68	71
Deferred revenues	69	71
Other long-term liabilities	21	21

Total liabilities	$181	$188

Noncontrolling interests	$3	$4

At June 30, 2011 and December 31, 2010, assets serving as collateral for the debt obligations had a carrying value of $163 million and primarily consist of property, plant and equipment.

Variable Interest in VIEs that are not Consolidated

Power Purchase Contracts

SCE has 16 power purchase agreements ("PPAs") that have variable interests in VIEs, including 6 tolling agreements through which SCE provides the natural gas to operate the plants and 10 contracts with qualifying facilities ("QFs") that contain variable pricing provisions based on the price of natural gas. SCE has concluded that it is not the primary beneficiary of these VIEs since it does not control the commercial and operating activities of these entities. In general, because payments for capacity are the primary source of income, the most significant economic activity for SCE's VIEs is the operation and maintenance of the power plants.

As of the balance sheet date, the carrying amount of assets and liabilities in SCE's consolidated balance sheet that relate to its involvement with VIEs result from amounts due under the PPAs or the fair value of those derivative contracts. Under these contracts, SCE recovers the costs incurred under its approved long-term power procurement plans. SCE has no residual interest in the entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees or other commitments associated with these contracts other than the purchase commitments described in Note 9. As a result, there is no significant potential exposure to loss as a result of SCE's involvement with these VIEs. The aggregate capacity dedicated to SCE for these VIE projects was 3,820 MW at June 30, 2011 and the amounts that SCE paid to these projects were $83 million and $117 million for the three months ended June 30, 2011 and 2010, respectively, and $169 million and $242 million for the six months ended June 30, 2011 and 2010, respectively. These amounts are recovered in customer rates.

Equity Interests

EMG accounts for domestic gas and wind energy projects in which it has less than a 100% ownership interest, and cannot exercise unilateral control, under the equity method. At June 30, 2011 and December 31, 2010, EMG had five significant variable interests in natural gas projects that are not consolidated, consisting of the Big 4 projects (Kern River, Midway-Sunset, Sycamore and Watson) and the Sunrise project. A subsidiary of EMG operates three of the four Big 4 projects and the Sunrise project and EMG's partner provides the fuel management services for the Big 4 projects. In addition, the executive director of these projects is provided by EMG's partner. Commercial and operating activities are jointly controlled by a management committee of each VIE. Accordingly, EMG accounts for its variable interests under the equity method.

At June 30, 2011 and December 31, 2010, EMG accounts for its interests in two renewable wind generating facilities, the Elkhorn Ridge and San Juan Mesa projects, under the equity method. In addition, EMG accounts for its interests in Community Wind North, which achieved commercial operation on May 28, 2011, under the equity method. The commercial and operating activities of these entities are jointly directed by representatives of each partner. Thus, EMG is not the primary beneficiary of these projects.

The following table presents the carrying amount of EMG's investments in unconsolidated VIEs and the maximum exposure to loss for each investment:

	June 30, 2011
(in millions)	Investment	Maximum Exposure

Natural gas-fired projects	$321	$321
Renewable energy projects	229	229

EMG's maximum exposure to loss in its VIEs accounted for under the equity method is generally limited to its investment in these entities. One of EMG's domestic energy projects has long-term debt that is secured by a pledge of project entity assets, but does not provide for recourse to EMG. Accordingly, a default under the project financing could result in foreclosure on the assets of the project entity resulting in a loss of some or all of EMG's investment, but would not require EMG to contribute additional capital. At June 30, 2011, entities which EMG has accounted for under the equity method had indebtedness of $65 million, of which $16 million is proportionate to EMG's ownership interest in this project.

Note 4. Fair Value Measurements

Recurring Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, referred to as an exit price. Fair value of an asset or liability should consider assumptions that market participants would use in pricing the asset or liability, including assumptions about nonperformance risk.

Edison International categorizes financial assets and liabilities into a fair value hierarchy based on valuation inputs used to derive fair value. The hierarchy gives the highest priority to unadjusted quoted market prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

The following table sets forth assets and liabilities that were accounted for at fair value by level within the fair value hierarchy:

	As of June 30, 2011
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total

Assets at Fair Value
Money market funds[2]	$743	$—	$—	$—	$743

Derivative contracts:
Electricity	—	44	231	(33)	242
Natural gas	—	65	11	—	76
Fuel oil	6	—	—	(6)	—
Tolling	—	—	41	—	41
Coal	—	1	—	(1)	—

Subtotal of commodity contracts	6	110	283	(40)	359

Long-term disability plan	9	—	—	—	9

Nuclear decommissioning trusts:
Stocks[3]	2,062	—	—	—	2,062
Municipal bonds	—	812	—	—	812
U.S. government and agency securities	309	118	—	—	427
Corporate bonds[4]	—	310	—	—	310
Short-term investments, primarily cash equivalents[5]	4	31	—	—	35

Subtotal of nuclear decommissioning trusts	2,375	1,271	—	—	3,646

Total assets[6]	3,133	1,381	283	(40)	4,757

Liabilities at Fair Value
Derivative contracts:
Electricity	—	9	71	(9)	71
Natural gas	—	239	6	(1)	244
Tolling	—	—	481	—	481

Subtotal of commodity contracts	—	248	558	(10)	796
Interest rate contracts	—	22	—	—	22

Total liabilities	—	270	558	(10)	818

Net assets (liabilities)	$3,133	$1,111	$(275)	$(30)	$3,939

	As of December 31, 2010
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total

Assets at Fair Value
Money market funds[2]	$1,100	$—	$—	$—	$1,100

Derivative contracts:
Electricity	—	70	363	(61)	372
Natural gas	1	69	11	(1)	80
Fuel oil	8	—	—	(8)	—
Tolling	—	—	118	—	118

Subtotal of commodity contracts	9	139	492	(70)	570

Long-term disability plan	9	—	—	—	9

Nuclear decommissioning trusts:
Stocks[3]	2,029	—	—	—	2,029
Municipal bonds	—	790	—	—	790
Corporate bonds[4]	—	346	—	—	346
U.S. government and agency securities	215	73	—	—	288
Short-term investments, primarily cash equivalents[5]	1	31	—	—	32

Subtotal of nuclear decommissioning trusts	2,245	1,240	—	—	3,485

Total assets[6]	3,363	1,379	492	(70)	5,164

Liabilities at Fair Value
Derivative contracts:
Electricity	—	13	40	(21)	32
Natural gas	—	286	11	(4)	293
Tolling	—	—	344	—	344
Coal	—	1	—	(1)	—

Subtotal of commodity contracts	—	300	395	(26)	669
Interest rate contracts	—	16	—	—	16

Total liabilities	—	316	395	(26)	685

Net assets (liabilities)	$3,363	$1,063	$97	$(44)	$4,479

1
Represents the netting of assets and liabilities under master netting agreements and cash collateral across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

2
Money market funds are included in cash and cash equivalents and restricted cash on Edison International's consolidated balance sheets.

3
Approximately 68% and 67% of the equity investments were located in the United States at June 30, 2011 and December 31, 2010, respectively.

4
Corporate bonds are diversified, and included $27 million at both June 30, 2011 and December 31, 2010, respectively, for collateralized mortgage obligations and other asset backed securities.

5
Excludes net receivables of $11 million and net liabilities of $5 million at June 30, 2011 and December 31, 2010, respectively, of interest and dividend receivables and receivables related to pending securities sales and payables related to pending securities purchases.

6
Excludes $31 million at both June 30, 2011 and December 31, 2010, respectively, of cash surrender value of life insurance investments for deferred compensation.

The following table sets forth a summary of changes in the fair value of Level 3 assets and liabilities:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2011	2010	2011	2010

Fair value, net asset (liabilities) at beginning of period	$(44)	$(397)	$97	$62
Total realized/unrealized gains (losses):
Included in earnings[1]	18	(18)	18	27
Included in regulatory assets and liabilities[2]	(247)	(294)	(382)	(781)
Included in accumulated other comprehensive income	(4)	(2)	(3)	4
Purchases	22	26	28	32
Settlements	(20)	(24)	(31)	(52)
Transfers in or out of Level 3	—	6	(2)	5

Fair value, net liability at end of period	$(275)	$(703)	$(275)	$(703)

Change during the period in unrealized losses related to assets and liabilities held at the end of the period[3]	$(226)	$(287)	$(368)	$(717)

1
Reported in "Competitive power generation" revenue on Edison International's consolidated statements of income.

2
Due to regulatory mechanisms, SCE's realized and unrealized gains and losses are recorded as regulatory assets and liabilities.

3
Amounts reported in "Competitive power generation" revenue on Edison International's consolidated statements of income were $14 million and $(2) million for the three months ended June 30, 2011 and 2010, respectively, and were $8 million and $32 million for the six months ended June 30, 2011 and 2010, respectively. The remainder of the unrealized losses relate to SCE. See 2 above.

Edison International determines the fair value for transfers in and transfers out of each level at the end of each reporting period. There were no significant transfers between levels during 2011 and 2010.

Valuation Techniques Used to Determine Fair Value

Level 1

Includes financial assets and liabilities where fair value is determined using unadjusted quoted prices in active markets that are available at the measurement date for identical assets and liabilities. Financial assets and liabilities classified as Level 1 include exchange-traded equity securities, exchange traded derivatives, U.S. treasury securities and money market funds.

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

Level 3

Includes financial assets and liabilities where fair value is determined using techniques that require significant unobservable inputs. Over-the-counter options, bilateral contracts, capacity contracts, QF contracts, derivative contracts that trade infrequently (such as congestion revenue rights ("CRRs") in the California market), long-term power agreements, and derivative contracts with counterparties that have significant nonperformance risks are generally valued using pricing models that incorporate unobservable inputs and are classified as Level 3. Assumptions are made in order to value derivative contracts in which observable inputs are not available. In circumstances where Edison International cannot verify fair value with observable market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. As markets continue to develop and more pricing information becomes available, Edison International continues to assess valuation methodologies used to determine fair value.

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

Nonperformance Risk

The fair value of the derivative assets and liabilities are adjusted for nonperformance risk. To assess nonperformance risks, SCE considers the probability of and the estimated loss incurred if a party to the transaction were to default. SCE also considers collateral, netting agreements, guarantees and other forms of credit support when assessing nonperformance. EMG reviews credit ratings of counterparties (and related default rates based on such credit ratings) and prices of credit default swaps. The market price (or premium) for credit default swaps represents the price that a counterparty would pay to transfer the risk of default, typically bankruptcy, to another party. A credit default swap is not directly comparable to the credit risks of derivative contracts, but provides market information of the related risk of nonperformance. The nonperformance risk adjustment represented an insignificant amount at both June 30, 2011 and December 31, 2010.

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

Fair Value of Long-Term Debt Recorded at Carrying Value

The carrying amounts and fair values of long-term debt are:

	June 30, 2011		December 31, 2010
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-term debt, including current portion	$13,009	$13,075	$12,419	$12,360

Fair values of long-term debt are based on evaluated prices that reflect significant observable market information such as reported trades, actual trade information of similar securities, benchmark yields, broker/dealer quotes of new issue prices and relevant credit information.

The carrying value of trade receivables, payables and short-term debt approximates fair value.

Note 5. Debt and Credit Agreements

Long-Term Debt

In May 2011, SCE issued $500 million of 3.875% first and refunding mortgage bonds due in 2021. The proceeds from these bonds were used to repay commercial paper borrowings and to fund SCE's capital program.

In May 2011, SCE purchased $56 million of its tax-exempt bonds that were subject to remarketing and also converted these bonds to a variable rate structure. These bonds are held by SCE and remain outstanding and have not been retired or cancelled.

Project Financings

Walnut Creek

On July 27, 2011, EMG completed, through wholly owned subsidiaries, non-recourse financings to fund construction of the Walnut Creek project, a 479 MW natural gas-fired peaker plant in southern California. The financings included $122 million of letter of credit and working capital facilities, and also included floating rate construction loans totaling $495 million (with initial fundings of $48 million) that will convert to 10-year amortizing term loans by June 30, 2013, subject to meeting specified conditions.

As of July 27, 2011, EME entered into interest rate swap agreements and forward-starting interest rate swap agreements that converted the floating rate London Interbank Offered Rate ("LIBOR") construction loans to fixed rates. Under the interest rate swap agreements, EME will pay fixed rates of an average of 0.81% through May 31, 2013. Under the forward-starting swaps agreements, EME will pay an average fixed rate of 3.59% beginning June 30, 2013 through May 31, 2023. Interest under the project-level construction term loan of $442 million initially accrues at LIBOR plus 2.25% and increases by 0.25% after the third, sixth and ninth anniversaries. Interest on the intermediate holding company construction term loan of $53 million accrues at LIBOR plus 4.00% over the term.

Viento Funding II Wind Financing Amendment

In February 2011, EME completed, through its subsidiary, Viento Funding II, Inc., an amendment of its 2009 non-recourse financing of its interests in the Wildorado, San Juan Mesa and Elkhorn Ridge wind projects. The amendment increased the financing amount to $255 million, which included a $227 million ten-year term loan (expiring in December 2020), a $23 million seven-year letter of credit facility and a $5 million seven-year working capital facility. At June 30, 2011, $216 million was outstanding under this loan. The amount of outstanding letters of credit was $23 million. Interest under the term loan accrues at LIBOR plus 2.75% initially with the rate increasing 0.25% on every fourth anniversary.

Credit Agreements and Short-Term Debt

At June 30, 2011, SCE's outstanding short-term debt was $200 million at a weighted-average interest rate of 0.33%. This short-term debt was supported by a $2.4 billion credit facility. At December 31, 2010, there was no outstanding short-term debt. At June 30, 2011, letters of credit issued under SCE's credit facilities aggregated $71 million and are scheduled to expire in twelve months or less.

At June 30, 2011, Edison International (Parent)'s outstanding short-term debt was $79 million at a weighted-average interest rate of 0.55%. At December 31, 2010, the outstanding short-term debt was $19 million at a weighted-average interest rate of 0.63%.

 Letters of Credit

At June 30, 2011, standby letters of credit under EME's credit facility aggregated $116 million and were scheduled to expire as follows: $39 million in 2011 and $77 million in 2012. The aggregate amount includes $39 million of letters of credit issued for the benefit of SCE, which is the power purchase agreement counterparty for the Walnut Creek project. In addition, letters of credit under EME's subsidiaries' credit facilities aggregated $51 million, $3 million of which was under the Midwest Generation, LLC (Midwest Generation) credit facility, and were scheduled to expire as follows: $7 million in 2011, $16 million in 2012, $10 million in 2017, and $18 million in 2018. Certain letters of credit are subject to automatic annual renewal provisions.

Note 6. Derivative Instruments and Hedging Activities

Electric Utility

Commodity Price Risk

SCE is exposed to commodity price risk which represents the potential impact that can be caused by a change in the market value of a particular commodity. SCE's hedging program reduces ratepayer exposure to variability in market prices related to SCE's power and gas activities. As part of this program, SCE enters into options, swaps, forwards, tolling arrangements and CRRs. These transactions are pre-approved by the California Public Utilities Commission ("CPUC") or executed in compliance with CPUC-approved procurement plans. SCE recovers its related hedging costs through the energy resource recovery account ("ERRA") balancing account, and as a result, exposure to commodity price risk is not expected to impact earnings, but may impact cash flows.

SCE's electricity price exposure arises from electricity purchased from and sold to the California and other wholesale markets as a result of differences between SCE's load requirements and the amount of energy delivered from its generating facilities, power purchase agreements and California Department of Water Resources ("CDWR") contracts allocated to SCE.

SCE's natural gas price exposure arises from natural gas purchased for generation at the Mountainview power plant and peaker plants, QF contracts where pricing is based on a monthly natural gas index and power purchase agreements in which SCE has agreed to provide the natural gas needed for generation, referred to as tolling arrangements.

Notional Volumes of Derivative Instruments

The following table summarizes the notional volumes of derivatives used for hedging activities:

		Economic Hedges
Commodity	Unit of Measure	June 30, 2011	December 31, 2010

Electricity options, swaps and forwards	GWh	34,471	32,138
Natural gas options, swaps and forwards	Bcf	255	250
CRRs	GWh	147,992	181,291
Tolling arrangements	GWh	105,631	114,599

Fair Value of Derivative Instruments

The following table summarizes the gross and net fair values of commodity derivative instruments at June 30, 2011:

	Derivative Assets			Derivative Liabilities
(in millions)	Short- Term	Long- Term	Subtotal	Short- Term	Long- Term	Subtotal	Net Liability

Non-trading activities
Economic hedges	$89	$200	$289	$243	$579	$822	$533
Netting and collateral	(11)	(21)	(32)	(12)	(21)	(33)	(1)

Total	$78	$179	$257	$231	$558	$789	$532

The following table summarizes the gross and net fair values of commodity derivative instruments at December 31, 2010:

	Derivative Assets			Derivative Liabilities
(in millions)	Short- Term	Long- Term	Subtotal	Short- Term	Long- Term	Subtotal	Net Liability

Non-trading activities
Economic hedges	$87	$367	$454	$216	$449	$665	$211
Netting and collateral	—	—	—	(4)	—	(4)	(4)

Total	$87	$367	$454	$212	$449	$661	$207

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

The following table summarizes the components of economic hedging activity:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2011	2010	2011	2010

Realized losses	$(35)	$(38)	$(74)	$(62)
Unrealized losses	(227)	(276)	(323)	(857)

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

Certain of these power contracts contain a provision that requires SCE to maintain an investment grade credit rating from each of the major credit rating agencies, referred to as a credit-risk-related contingent feature. If SCE's credit rating were to fall below investment grade, SCE may be required to pay the derivative liability or post additional collateral. The aggregate fair value of all derivative liabilities with these credit-risk-related contingent features was $164 million and $67 million as of June 30, 2011 and December 31, 2010, respectively, for which SCE has posted no collateral and $4 million of collateral to its counterparties for the respective periods. If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2011, SCE would be required to post $12 million of collateral.

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

Risk management positions may be designated as cash flow hedges or economic hedges, which are derivatives that are not designated as cash flow hedges. Economic hedges are accounted for at fair value on EMG's consolidated balance sheets with offsetting changes recorded on the consolidated statements of operations. For derivative instruments that qualify for hedge accounting treatment, the fair value is recognized, to the extent effective, on EMG's consolidated balance sheets with offsetting changes in fair value recognized in accumulated other comprehensive loss until the related forecasted transaction occurs. The results of derivative activities are recorded in cash flows from operating activities on the consolidated statements of cash flows.

Derivative instruments that are utilized for trading purposes are measured at fair value and included on the consolidated balance sheets as derivative assets or liabilities. Changes in fair value are recognized in operating revenues on the consolidated statements of operations.

Where EMG's derivative instruments are subject to a master netting agreement and the criteria of authoritative guidance are met, EMG presents its derivative assets and liabilities on a net basis on its consolidated balance sheets.

Notional Volumes of Derivative Instruments

The following table summarizes the notional volumes of derivatives used for hedging and trading activities:

June 30, 2011
				Hedging Activities
Commodity	Instrument	Classification	Unit of Measure	Cash Flow Hedges		Economic Hedges		Trading Activities

Electricity	Forwards/Futures	Sales	GWh	18,901	[1]	17,660	[3]	39,629
Electricity	Forwards/Futures	Purchases	GWh	203	[1]	17,750	[3]	42,863
Electricity	Capacity	Sales	MW-Day (in thousands)	171	[2]	—		17	[2]
Electricity	Capacity	Purchases	MW-Day (in thousands)	17	[2]	—		247	[2]
Electricity	Congestion	Sales	GWh	—		124	[4]	14,314	[4]
Electricity	Congestion	Purchases	GWh	—		5,459	[4]	287,221	[4]
Natural gas	Forwards/Futures	Sales	bcf	—		1.5		354.1
Natural gas	Forwards/Futures	Purchases	bcf	—		1.5		351.8
Fuel oil	Forwards/Futures	Sales	barrels	—		—		45,000
Fuel oil	Forwards/Futures	Purchases	barrels	—		240,000		70,000
Coal	Forwards/Futures	Sales	tons	—		—		2,564,250
Coal	Forwards/Futures	Purchases	tons	—		—		2,564,250

(in millions)
Instrument	Purpose	Type of Hedge	Notional Amount	Expiration Date

Amortizing interest rate swap	Convert floating rate (6-month LIBOR) debt to fixed rate (3.175%) debt	Cash flow	$84	June 2016
Amortizing interest rate swap	Convert floating rate (6-month LIBOR) debt to fixed rate (3.415%) debt	Cash flow	110	December 2020
Amortizing interest rate swap	Convert floating rate (3-month LIBOR) debt to fixed rate (4.29%) debt	Cash flow	120	December 2025
Amortizing interest rate swap	Convert floating rate (3-month LIBOR) debt to fixed rate (3.46%) debt	Cash flow	67	March 2026

December 31, 2010
				Hedging Activities
Commodity	Instrument	Classification	Unit of Measure	Cash Flow Hedges		Economic Hedges		Trading Activities

Electricity	Forwards/Futures	Sales	GWh	16,799	[1]	22,456	[3]	34,630
Electricity	Forwards/Futures	Purchases	GWh	408	[1]	22,931	[3]	37,669
Electricity	Capacity	Sales	MW-Day (in thousands)	190	[2]	—		136	[2]
Electricity	Capacity	Purchases	MW-Day (in thousands)	8	[2]	—		419	[2]
Electricity	Congestion	Sales	GWh	—		136	[4]	12,020	[4]
Electricity	Congestion	Purchases	GWh	—		1,143	[4]	187,689	[4]
Natural gas	Forwards/Futures	Sales	bcf	—		—		30.6
Natural gas	Forwards/Futures	Purchases	bcf	—		—		34.3
Fuel oil	Forwards/Futures	Sales	barrels	—		250,000		10,000
Fuel oil	Forwards/Futures	Purchases	barrels	—		490,000		10,000
Coal	Forwards/Futures	Sales	tons	—		—		2,630,500
Coal	Forwards/Futures	Purchases	tons	—		—		2,645,500

(in millions)
Instrument	Purpose	Type of Hedge	Notional Amount	Expiration Date

Amortizing interest rate swap	Convert floating rate (6-month LIBOR) debt to fixed rate (3.175%) debt	Cash flow	$138	June 2016
Amortizing forward starting interest rate swap	Convert floating rate (3-month LIBOR) debt to fixed rate (4.29%) debt	Cash flow	122	December 2025
Amortizing forward starting interest rate swap	Convert floating rate (3-month LIBOR) debt to fixed rate (3.46%) debt	Cash flow	68	March 2026

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

Fair Value of Derivative Instruments

The following table summarizes the fair value of derivative instruments reflected on EMG's consolidated balance sheets:

June 30, 2011
	Derivative Assets			Derivative Liabilities
							Net Assets (Liabilities)
(in millions)	Short-term	Long-term	Subtotal	Short-term	Long-term	Subtotal

Non-trading activities
Cash flow hedges	$27	$2	$29	$14	$34	$48	$(19)
Economic hedges	60	4	64	51	1	52	12
Trading activities	141	88	229	98	20	118	111

	228	94	322	163	55	218	104
Netting and collateral received[1]	(189)	(31)	(220)	(157)	(32)	(189)	(31)

Total	$39	$63	$102	$6	$23	$29	$73

December 31, 2010

Non-trading activities
Cash flow hedges	$54	$2	$56	$10	$25	$35	$21
Economic hedges	77	2	79	71	—	71	8
Trading activities	184	103	287	148	29	177	110

	315	107	422	229	54	283	139
Netting and collateral received[1]	(269)	(37)	(306)	(223)	(35)	(258)	(48)

Total	$46	$70	$116	$6	$19	$25	$91

1
Netting of derivative receivables and derivative payables and the related cash collateral received and paid is permitted when a legally enforceable master netting agreement exists with a derivative counterparty.

Income Statement Impact of Derivative Instruments

The following table provides the cash flow hedge activity as part of accumulated other comprehensive loss:

	Cash Flow Hedge Activity[1] Six Months Ended June 30,
			Income Statement Location
(in millions)	2011	2010

Beginning of period derivative gains	$27	$175
Effective portion of changes in fair value	(13)	30
Reclassification to net income	(29)	(122)	Competitive power generation revenue

End of period derivative gains (losses)	$(15)	$83

1
Unrealized derivative gains (losses) are before income taxes. The after-tax amounts recorded in accumulated other comprehensive income (loss) at June 30, 2011 and 2010 were $(9) million and $50 million, respectively.

For additional information, see Note 11—Accumulated Other Comprehensive Loss.

The portion of a cash flow hedge that does not offset the change in the value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. EMG recorded net gains (losses) of none and $(7) million during the second quarters of 2011 and 2010, respectively, and $2 million and $1 million during the six months ended June 30, 2011 and 2010, respectively, in operating revenues on the consolidated statements of operations representing the amount of cash flow hedge ineffectiveness.

The effect of realized and unrealized gains (losses) from derivative instruments used for economic hedging and trading purposes on the consolidated statements of operations is presented below:

		Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	Income Statement Location	2011	2010	2011	2010

Economic hedges	Competitive power generation revenue	$20	$(3)	$26	$(7)
	Fuel	(2)	(2)	4	(1)
Trading activities	Competitive power generation revenue	41	33	57	80

Contingent Features

Certain derivative instruments contain margin and collateral deposit requirements. Since EMG's subsidiaries' credit ratings are below investment grade, EMG's subsidiaries have provided collateral in the form of cash and letters of credit for the benefit of derivative counterparties. The aggregate fair value of all derivative instruments with credit-risk-related contingent features was in an asset position at June 30, 2011 and, accordingly, the contingent features described below do not currently have liquidity exposure. Some hedge contracts include provisions related to a change in control or material adverse effect resulting from amendments or modifications to the related credit facility. Failure by EMG or Midwest Generation to comply with these provisions may result in a termination event under the hedge contracts, enabling the counterparties to terminate and liquidate all outstanding transactions and demand immediate payment of amounts owed to them. Edison Mission Marketing & Trading, Inc. ("EMMT") has hedge contracts that do not require margin, but provide that each party can request additional credit support in the form of adequate assurance of performance in the case of an adverse development affecting the other party. Future increases in power prices could expose EMG's subsidiaries to termination payments or additional collateral postings.

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

(in millions)	June 30, 2011	December 31, 2010

Collateral provided to counterparties:
Offset against derivative liabilities	$4	$8
Reflected in margin and collateral deposits	64	65
Collateral received from counterparties:
Offset against derivative assets	33	52

 Note 7. Income Taxes

Effective Tax Rate

The table below provides a reconciliation of income tax expense computed at the federal statutory income tax rate to the income tax provision from continuing operations.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2011	2010	2011	2010

Income from continuing operations before income taxes	$254	$220	$535	$612

Provision for income tax at federal statutory rate of 35%	89	77	187	214
Increase (decrease) in income tax from:
Items presented with related state income tax, net:
Global Settlement related[1]	—	(138)	—	(138)
Change in tax accounting method for asset removal costs[2]	—	(40)	—	(40)
State tax – net of federal benefit	4	16	13	23
Health care legislation[3]	—	—	—	39
Production and housing credits	(19)	(19)	(36)	(34)
Property-related and other	(12)	(32)	(37)	(50)

Total income tax expense from continuing operations	$62	$(136)	$127	$14

Effective tax rate	24%	(62% )	24%	2%

1
During the second quarter of 2010, Edison International recognized a $138 million earnings benefit resulting from the acceptance by the California Franchise Tax Board of the tax positions finalized with the Internal Revenue Service ("IRS") in 2009 as part of the Global Settlement.

2
During the second quarter of 2010, the IRS approved Edison International's request to change its tax accounting method for asset removal costs primarily related to SCE's infrastructure replacement program. As a result, Edison International recognized a $40 million earnings benefit (of which $28 million relates to asset removal costs incurred prior to 2010) from deducting asset removal costs earlier in the construction cycle. These deductions were recorded on a flow-through basis.

3
During the first quarter of 2010, Edison International recorded a $39 million non-cash charge to reverse previously recognized federal tax benefits eliminated by the federal health care legislation enacted in March 2010. The health care law eliminated the federal tax deduction for retiree health care costs to the extent those costs are eligible for federal Medicare Part D subsidies.

The decreased benefit provided by property-related and other items was primarily due to lower deductions for internally developed software in 2011 compared to the respective periods in 2010.

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

Accounting for Uncertainty in Income Taxes

Authoritative guidance related to accounting for uncertainty in income taxes requires an enterprise to recognize, in its financial statements, the best estimate of the impact of a tax position by determining if the weight of the available evidence indicates it is more likely than not, based solely on the technical merits, that the position will be sustained upon examination. The guidance requires the disclosure of all unrecognized tax benefits, which includes both the reserves recorded for tax positions on filed tax returns and the unrecognized portion of affirmative claims.

 Unrecognized Tax Benefits

The following table provides a reconciliation of unrecognized tax benefits:

(in millions)	2011	2010

Balance at January 1,	$565	$664
Tax positions taken during the current year:
Increases	26	35
Tax positions taken during a prior year:
Increases	14	127
Decreases	(10)	(40)
Decreases for settlements during the period	—	(82)

Balance at June 30,	$595	$704

As of June 30, 2011 and December 31, 2010, $468 million and $455 million, respectively, of the unrecognized tax benefits, if recognized, would impact the effective tax rate.

Edison International's federal income tax returns and its California combined franchise tax returns are currently open for years subsequent to 2002. In addition, specific California refund claims made by Edison International for years 1991 through 2002 are currently under review by the Franchise Tax Board. The IRS examination phase of tax years 2003 through 2006 was completed in the fourth quarter of 2010, which included proposed adjustments for the following two items:

•
A proposed adjustment increasing the taxable gain on the 2004 sale of EMG's international assets, which if sustained, would result in a federal tax payment of approximately $189 million, including interest and penalties through June 30, 2011 (the IRS has asserted a 40% penalty for understatement of tax liability related to this matter).

•
A proposed adjustment to disallow a component of SCE's repair allowance deduction, which if sustained, would result in a federal tax payment of approximately $91 million, including interest through June 30, 2011.

Edison International disagrees with the proposed adjustments and filed a protest with the IRS in the first quarter of 2011.

Accrued Interest and Penalties

The total amount of accrued interest and penalties related to Edison International's income tax liabilities was $222 million and $213 million as of June 30, 2011 and December 31, 2010, respectively.

The net after-tax interest and penalties recognized in income tax expense was $2 million and $5 million for the three- and six-month periods ended June 30, 2011, respectively, compared to a benefit of $101 million and $88 million for the same periods in 2010.

Note 8. Compensation and Benefit Plans

Pension Plans and Postretirement Benefits Other Than Pensions

Pension Plans

During the six months ended June 30, 2011, Edison International made contributions of $61 million and during the remainder of 2011, expects to make $69 million of additional contributions. Annual contributions made to most of SCE's pension plans are recovered through CPUC-approved regulatory mechanisms and are expected to be, at a minimum, equal to the annual expense.

Expense components are:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2011	2010	2011	2010

Service cost	$43	$34	$86	$68
Interest cost	52	54	104	108
Expected return on plan assets	(60)	(52)	(120)	(104)
Amortization of prior service cost	2	2	4	4
Amortization of net loss	6	7	12	14

Expense under accounting standards	43	45	86	90
Regulatory adjustment – deferred	(6)	(14)	(12)	(28)

Total expense recognized	$37	$31	$74	$62

Postretirement Benefits Other Than Pensions

During the six months ended June 30, 2011, Edison International made contributions of $12 million and during the remainder of 2011, expects to make $44 million of additional contributions. Annual contributions made to SCE's plans are recovered through CPUC-approved regulatory mechanisms and are expected to be, at a minimum, equal to the annual expense.

Expense components are:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2011	2010	2011	2010

Service cost	$11	$8	$22	$16
Interest cost	33	31	66	62
Expected return on plan assets	(28)	(25)	(56)	(50)
Amortization of prior service cost (credit)	(9)	(9)	(18)	(18)
Amortization of net loss	9	8	18	16

Total expense	$16	$13	$32	$26

Stock-Based Compensation

During the six months ended June 30, 2011, Edison International granted its 2011 stock-based compensation awards, which included stock options, performance shares and restricted stock units.

Stock Options

The following is a summary of the status of Edison International stock options:

		Weighted-Average
	Stock options	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)

Outstanding at December 31, 2010	19,142,209	$33.28
Granted	3,314,149	37.95
Expired	(87,641)	47.93
Forfeited	(244,066)	32.52
Exercised	(1,002,771)	24.74

Outstanding at June 30, 2011	21,121,880	34.37	6.26

Vested and expected to vest at June 30, 2011	20,639,870	34.38	6.21	$136

Exercisable at June 30, 2011	12,613,025	34.70	4.74	93

At June 30, 2011, there was $28 million of total unrecognized compensation cost related to stock options, net of expected forfeitures. That cost is expected to be recognized over a weighted-average period of approximately three years.

Performance Shares

The following is a summary of the status of Edison International nonvested performance shares:

	Equity Awards		Liability Awards
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Fair Value

Nonvested at December 31, 2010	415,028	$30.99	415,028	$34.74
Granted	148,697	27.96	148,697
Forfeited	(113,762)	43.42	(113,762)

Nonvested at June 30, 2011	449,963	28.04	449,963	29.43

The current portion of nonvested performance shares classified as liability awards is reflected in "Other current liabilities" and the long-term portion is reflected in "Pensions and benefits" on the consolidated balance sheets.

At June 30, 2011, there was $6 million of total unrecognized compensation cost related to performance shares. That cost is expected to be recognized over a weighted-average period of approximately two years.

Restricted Stock Units

The following is a summary of the status of Edison International nonvested restricted stock units:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value

Nonvested at December 31, 2010	644,796	$32.18
Granted	247,408	37.95
Forfeited	(16,467)	32.13
Paid Out	(104,420)	52.35

Nonvested at June 30, 2011	771,317	$31.98

At June 30, 2011, there was $12 million of total unrecognized compensation cost related to restricted stock units, net of expected forfeitures, which is expected to be recognized as follows: $4 million in 2011, $5 million in 2012 and $3 million in 2013.

 Supplemental Data on Stock Based Compensation

	Three months ended June 30,		Six months ended June 30,
(in millions)	2011	2010	2011	2010

Stock based compensation expense[1]	$11	$9	$17	$17
Income tax benefits related to stock compensation expense	5	4	7	7
Excess tax benefits[2]	2	1	4	2
Stock options
Cash used to purchase shares to settle options	20	6	39	13
Cash from participants to exercise stock options	12	4	25	9
Value of options exercised	8	2	14	4
Restricted stock units
Value of shares settled	—	—	5	—
Tax benefits realized from settlement of awards	—	—	2	—

1
Reflected in "Operations and maintenance" on the consolidated statements of income.

2
Reflected in "Settlements of stock based compensation—net" in the financing section of the consolidated statements of cash flows.

No performance shares were settled for both the six month periods ended June 30, 2011 and 2010.

Note 9. Commitments and Contingencies

Third-Party Power Purchase Agreements

At June 30, 2011, additional renewable energy power purchase contracts became effective and were classified as operating leases. SCE's additional commitments under these contracts are estimated to be: $6 million in 2011, $116 million each year in 2012 – 2015 and $1.9 billion for the period remaining thereafter.

Other Commitments

Fuel Supply Contracts

At June 30, 2011, Midwest Generation and EME Homer City Generation L.P. ("Homer City") had commitments to purchase coal from third-party suppliers at fixed prices, subject to adjustment clauses. These commitments are estimated to aggregate $634 million, summarized as follows: $277 million for the remainder of 2011, $304 million in 2012 and $53 million in 2013. In July 2011, Midwest Generation entered into additional contractual agreements for the purchase of coal. These commitments are estimated to be $6 million for the remainder of 2011, $28 million for 2012, $145 million for 2013 and $150 million for 2014.

Turbine Commitments

At June 30, 2011, EMG had commitments to purchase wind turbines of $45 million due in 2011 and $8 million due in 2012. Based on a June 2011 contract amendment, EMG's failure to schedule turbine delivery by September 2011 would result in a termination obligation equal to its turbine deposit, which would result in a $29 million charge against earnings. EMG has identified a project in which to place these turbines. However, there is no assurance that development will be completed and the turbines will be used for this project.

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

 Capital Expenditures

At June 30, 2011, EMG's subsidiaries had firm commitments to spend approximately $242 million during the remainder of 2011, $205 million in 2012 and $19 million in 2013 on capital and construction expenditures. These expenditures primarily relate to the Walnut Creek project, selective non-catalytic reduction (SNCR) equipment at the Midwest Generation plants, and the construction of wind projects. EMG intends to fund these expenditures through project level financing, U.S. Treasury grants, Midwest Generation and EME lines of credit, if available, cash on hand and cash generated from operations.

Guarantees and Indemnities

Edison International's subsidiaries have various financial and performance guarantees and indemnity agreements which are issued in the normal course of business. The contracts discussed below included performance guarantees.

Environmental Indemnities Related to the Midwest Generation Plants

In connection with the acquisition of the Midwest Generation plants, EME agreed to indemnify Commonwealth Edison Company ("Commonwealth Edison") with respect to specified environmental liabilities before and after December 15, 1999, the date of sale. The indemnification obligations are reduced by any insurance proceeds and tax benefits related to such indemnified claims and are subject to a requirement that Commonwealth Edison takes all reasonable steps to mitigate losses related to any such indemnification claim. Also, in connection with the sale-leaseback transaction related to the Powerton and Joliet Stations in Illinois, EME agreed to indemnify the lessors for specified environmental liabilities. These indemnities are not limited in term or amount. Due to the nature of the obligations under these indemnities, a maximum potential liability cannot be determined. Commonwealth Edison has advised EME that Commonwealth Edison believes it is entitled to indemnification for all liabilities, costs, and expenses that it may be required to bear as a result of the litigation discussed below under "—Contingencies—Midwest Generation New Source Review and Other Litigation." Except as discussed below, EME has not recorded a liability related to these environmental indemnities.

Midwest Generation entered into a supplemental agreement with Commonwealth Edison and Exelon Generation Company LLC on February 20, 2003 to resolve a dispute regarding interpretation of Midwest Generation's reimbursement obligation for asbestos claims under the environmental indemnities set forth in the Asset Sale Agreement. Under this supplemental agreement, Midwest Generation agreed to reimburse Commonwealth Edison and Exelon Generation for 50% of specific asbestos claims pending as of February 2003 and related expenses less recovery of insurance costs, and agreed to a sharing arrangement for liabilities and expenses associated with future asbestos-related claims as specified in the agreement. The obligations under this agreement are not subject to a maximum liability. The supplemental agreement had an initial five-year term with an automatic renewal provision for subsequent one-year terms (subject to the right of either party to terminate); pursuant to the automatic renewal provision, it has been extended until February 2012. There were approximately 222 cases for which Midwest Generation was potentially liable that had not been settled and dismissed at June 30, 2011. Midwest Generation had recorded a liability of $55 million at June 30, 2011 related to this contractual indemnity.

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

Environmental Indemnity Related to the Homer City Plant

In connection with the acquisition of the Homer City plant, Homer City agreed to indemnify the sellers with respect to specified environmental liabilities before and after the date of sale. EME guaranteed this obligation of Homer City. Also, in connection with the sale-leaseback transaction related to the Homer City plant, Homer City agreed to indemnify the lessors for specified environmental liabilities. Due to the nature of the obligations under these indemnity provisions, they are not subject to a maximum potential liability and do not have expiration dates. EME has not recorded a liability related to this indemnity. For discussion of the New Source Review lawsuit filed against Homer City, see "—Contingencies—Homer City New Source Review and Other Litigation."

Indemnities Provided under Asset Sale and Sale-Leaseback Agreements

The asset sale agreements for the sale of EME's international assets contain indemnities from EME to the purchasers, including indemnification for taxes imposed with respect to operations of the assets prior to the sale and for pre-closing environmental liabilities. Not all indemnities under the asset sale agreements have specific expiration dates. At June 30, 2011, EME had recorded a liability of $45 million related to these matters.

In connection with the sale of various domestic assets, EME has from time to time provided indemnities to the purchasers for taxes imposed with respect to operations of the assets prior to the sale. EME has also provided indemnities to purchasers for items specified in each agreement (for example, specific pre-existing litigation matters and/or environmental conditions). Not all indemnities under the asset sale agreements have specific expiration dates. Due to the nature of these potential obligations, a maximum potential liability cannot be determined and has not been recorded as a liability related to these indemnities.

In connection with the sale-leaseback transactions related to the Homer City plant in Pennsylvania, the Powerton and Joliet Stations in Illinois and, previously, the Collins Station in Illinois, EME and several of its subsidiaries entered into tax indemnity agreements. Although the Collins Station lease terminated in April 2004, Midwest Generation's tax indemnity agreement with the former lease equity investor is still in effect. Under these tax indemnity agreements, these entities agreed to indemnify the lessors in the sale-leaseback transactions for specified adverse tax consequences that could result in certain situations set forth in each tax indemnity agreement, including specified defaults under the respective leases. The potential indemnity obligations under these tax indemnity agreements could be significant. Due to the nature of these potential obligations, EME cannot determine a maximum potential liability which would be triggered by a valid claim from the lessors. EME has not recorded a liability for these matters.

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

Other Edison International Indemnities

Edison International provides other indemnifications through contracts entered into in the normal course of business. These are primarily indemnifications against adverse litigation outcomes in connection with underwriting agreements, and indemnities for specified environmental liabilities and income taxes with respect to assets sold. Edison International's obligations under these agreements may or may not be limited in terms of time and/or amount, and in some instances Edison International may have recourse against third parties. Edison International has not recorded a liability related to these indemnities. The overall maximum amount of the obligations under these indemnifications cannot be reasonably estimated.

 Contingencies

In addition to the matters disclosed in these Notes, Edison International is involved in other legal, tax and regulatory proceedings before various courts and governmental agencies regarding matters arising in the ordinary course of business. Edison International believes the outcome of these other proceedings will not materially affect its results of operations or liquidity.

Midwest Generation New Source Review and Other Litigation

In August 2009, the United States Environmental Protection Agency ("US EPA") and the State of Illinois filed a complaint in the Northern District of Illinois alleging that Midwest Generation or Commonwealth Edison performed repair or replacement projects at six Illinois coal-fired electric generating stations in violation of the Prevention of Significant Deterioration ("PSD") requirements and of the New Source Performance Standards of the Clean Air Act ("CAA"), including alleged requirements to obtain a construction permit and to install controls sufficient to meet best available control technology ("BACT") emission rates. The US EPA also alleged that Midwest Generation and Commonwealth Edison violated certain operating permit requirements under Title V of the CAA. Finally, the US EPA alleged violations of certain opacity and particulate matter standards at the Midwest Generation plants. In addition to seeking penalties ranging from $25,000 to $37,500 per violation, per day, the complaint calls for an injunction ordering Midwest Generation to install controls sufficient to meet BACT emission rates at all units subject to the complaint; to obtain new PSD or New Source Review permits for those units; to amend its applications under Title V of the CAA; to conduct audits of its operations to determine whether any additional modifications have occurred; and to offset and mitigate the harm to public health and the environment caused by the alleged CAA violations. The remedies sought by the plaintiffs in the lawsuit could go well beyond the requirements of the Combined Pollutant Standard ("CPS"). Several Chicago-based environmental action groups have intervened in the case.

Nine of ten PSD claims have been dismissed, along with claims related to alleged violations of Title V of the CAA to the extent based on the dismissed PSD claims. The court has also dismissed all claims asserted against Commonwealth Edison and EME. The court denied a motion to dismiss a claim by the Chicago-based environmental action groups for civil penalties in the remaining PSD claim, but noted that the plaintiffs will be required to convince the court that the statute of limitations should be equitably tolled. The court did not address other counts in the complaint that allege violations of opacity and particulate matter limitations under the Illinois State Implementation Plan and Title V of the CAA. Trial of the liability portion of the case is scheduled to commence June 3, 2013.

In May 2011, two complaints were filed against Midwest Generation in the Northern District of Illinois by residents living near the Crawford and Fisk facilities on behalf of themselves and all others similarly situated, each asserting claims of nuisance, negligence, trespass, and strict liability. The plaintiffs seek to have their suits certified as a class action and request injunctive relief, as well as compensatory and punitive damages.

Adverse decisions in these cases could involve penalties and remedial actions that could have a material impact on the financial condition and results of operations of Midwest Generation and EME. EME cannot predict the outcome of these matters or estimate the impact on the Midwest Generation plants, or its and Midwest Generation's results of operations, financial position or cash flows.

Homer City New Source Review and Other Litigation

In January 2011, the US EPA filed a complaint in the Western District of Pennsylvania against Homer City, the sale-leaseback owner participants of the Homer City plant, and two prior owners of the Homer City plant. The complaint alleges violations of the PSD and Title V provisions of the CAA, as a result of projects in the 1990s performed by prior owners without PSD permits and the subsequent failure to incorporate emissions limitations that meet BACT into the station's Title V operating permit. In addition to seeking penalties ranging from $32,500 to $37,500 per violation, per day, the complaint calls for an injunction ordering Homer City to install controls sufficient to meet BACT emission rates at all units subject to the complaint; to obtain new PSD or New Source Review permits for those units; to amend its applications under Title V of the CAA; to conduct audits of its operations to determine whether any additional modifications have occurred; and to offset and mitigate the harm to public health and the environment caused by the alleged CAA violations. The Pennsylvania Department of Environmental Protection, the State of New York and the State of New Jersey have intervened in the lawsuit.

Also in January 2011, two residents filed a complaint in the Western District of Pennsylvania, on behalf of themselves and all others similarly situated, against Homer City, the sale-leaseback owner participants of the Homer City plant, two prior owners of the Homer City plant, EME, and Edison International, claiming that emissions from the Homer City plant had adversely affected their health and property values. The plaintiffs seek to have their suit certified as a class action and request injunctive relief, the funding of a health assessment study and medical monitoring, as well as compensatory and punitive damages.

In April 2011, Homer City filed motions to dismiss both complaints. Adverse decisions in these cases could involve penalties, remedial actions and damages that could have a material impact on the financial condition and results of operations of Homer City and EME. EME cannot predict the outcome of these matters or estimate the impact on the Homer City plant, or its and Homer City's results of operations, financial position or cash flows.

Navajo Nation Litigation

On August 1, 2011, SCE and the other defendants entered into a comprehensive settlement with the Navajo Nation of the litigation filed in June 1999 against SCE and others concerning royalty payments to the Navajo for the coal supplied to the Mohave Generating Station. As amended in April 2010, the Navajo Nation's complaint asserted claims for, among other things, interference with fiduciary duties and contractual relations, fraudulent misrepresentations by nondisclosure, and various contract-related claims. The settlement will result in a payment to the Navajo Nation and other related parties. As a result of the settlement, the Navajo Nation lawsuit will be dismissed. The settlement agreement reached with the Navajo Nation will not impact SCE's results of operations.

Environmental Remediation

Edison International records its environmental remediation liabilities when site assessments and/or remedial actions are probable and a range of reasonably likely cleanup costs can be estimated. Edison International reviews its sites and measures the liability quarterly, by assessing a range of reasonably likely costs for each identified site using currently available information, including existing technology, presently enacted laws and regulations, experience gained at similar sites, and the probable level of involvement and financial condition of other potentially responsible parties. These estimates include costs for site investigations, remediation, operations and maintenance, monitoring and site closure. Unless there is a single probable amount, Edison International records the lower end of this reasonably likely range of costs (reflected in "Other long-term liabilities") at undiscounted amounts as timing of cash flows is uncertain.

As of June 30, 2011, Edison International's recorded estimated minimum liability to remediate its 26 identified material sites (sites in which the upper end of the range of costs is at least $1 million) at SCE (24 sites) and EMG (2 sites primarily related to Midwest Generation) was $60 million, of which $54 million was related to SCE, including $18 million related to San Onofre. In addition to its identified material sites, SCE also has 33 immaterial sites for which the total minimum recorded liability was $3 million. The ultimate costs to clean up Edison International's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. Edison International believes that, due to these uncertainties, it is reasonably possible that cleanup costs at these identified material sites and immaterial sites could exceed its recorded liability by up to $192 million and $7 million, respectively, all of which is related to SCE. The upper limit of this range of costs was estimated using assumptions least favorable to Edison International among a range of reasonably possible outcomes.

The CPUC allows SCE to recover 90% of its environmental remediation costs at certain sites, representing $32 million of its recorded liability, through an incentive mechanism (SCE may request to include additional sites). In addition, SCE expects to recover 100% of environmental remediation costs incurred at the majority of the remaining sites through customer rates, representing $21 million of its recorded liability. SCE has recorded a regulatory asset of $53 million at June 30, 2011 for its estimated minimum environmental cleanup costs expected to be recovered through customer rates.

Edison International's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that Edison International may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites.

SCE expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $5 million to $17 million. Costs incurred for the six months ended June 30, 2011 and 2010, were $7 million and $3 million, respectively.

Based upon the CPUC's regulatory treatment of environmental remediation costs incurred at SCE, Edison International believes that costs ultimately recorded will not materially affect its results of operations, financial position or cash flows. There can be no assurance, however, that future developments, including additional information about existing sites or the identification of new sites, will not require material revisions to estimates.

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

In June 2010, the United States Court of Federal Claims issued a decision granting SCE and its co-owners damages of approximately $142 million to recover costs incurred through December 31, 2005 for the DOE's failure to meet its obligation to begin accepting spent nuclear fuel from San Onofre. The decision has been appealed by the DOE. Additional legal action would be necessary to recover damages incurred after that date. Any damages recovered would be returned to SCE ratepayers or used to offset past or future fuel decommissioning or storage costs for the benefit of ratepayers.

 Note 10. Regulatory and Environmental Developments

Environmental Developments

Cross-State Air Pollution Rule

On July 6, 2011, the US EPA adopted its final Cross-State Air Pollution Rule ("CSAPR") which will replace the Clean Air Interstate Rule ("CAIR") beginning on January 1, 2012. CSAPR is the final form of a previously proposed replacement for the CAIR, called the Clean Air Transport Rule that was released in 2010. CSAPR establishes emissions reductions for annual sulfur dioxide ("SO2") emissions and annual ozone season nitrogen oxide ("NOx") emissions in two phases: a first phase effective January 1, 2012 and, in most states subject to the program (including Illinois and Pennsylvania), a second phase effective January 1, 2014 that requires additional reductions in annual SO2 emissions.

CSAPR, like the CAIR, is an allowance-based regulation that provides for emissions trading. Under CSAPR, the amount of actual SO2 or NOx emissions from operations will need to be matched by a sufficient amount of SO2 or NOx allowances that are either allocated or purchased in the open market. In connection with CSAPR, the US EPA has, for each phase, established SO2 and NOx allowance allocations for each state and each generating unit subject to the regulation, and at the close of the annual compliance period, units must surrender allowances for each ton of SO2 and NOx emitted or face penalties. While trading of allowances is permitted within designated groups of states, the rule provides for enhanced penalties against a unit that surrenders allowances in excess of certain predefined limits for itself and for the state in which it is located.

The installation of SO2 controls will require capital commitments for the Midwest Generation plants well in advance of the 2014 effective date, some of which will be expended in 2011, in order to meet regulatory deadlines. EMG believes that Midwest Generation's current environmental remediation plan, including allocated allowances and capital expenditures, required to meet the CPS will also comply with the requirements of CSAPR. However, the SO2 allowances allocated to Homer City in CSAPR Phase I (25,797 tons in 2012 and 2013) are significantly lower than the amount that would be required based on Homer City's historical emissions (2010 SO2 emissions were 112,951 tons). Therefore, pending installation of additional equipment for Units 1 and 2 (Homer City's Unit 3 is equipped with a wet scrubber flue gas desulfurization system to meet environmental standards), Homer City expects that it will be required to procure additional allowances. It is unclear at this time whether SO2 allowances in sufficient quantity and at prices that Homer City can pass through in power prices will be available in 2012 and 2013. Also, Homer City's SO2 shortfall is expected to exceed limits on the number of allowances it will be permitted to surrender, and, therefore, may subject Homer City to penalties in certain cases. Accordingly, Homer City is evaluating alternative options, including reduced dispatch and fuel switching, for complying with Phase I of CSAPR. Failure by Homer City to develop and implement a Phase I compliance plan based on allowances could result in its modifying operations at one or more units or significantly curtailing power output. The cost of allowances, together with possible operational impacts or reductions of output, which may be required to comply with Phase I of CSAPR, could have a material effect on Homer City.

Homer City has begun work on designing SO2 and particulate emissions control equipment for Units 1 and 2. While the Phase II SO2 emission allowances under CSAPR (11,068 tons) are less than were contemplated under the proposed Clean Air Transport Rule, the additional reductions are not expected to materially change the design for the SO2 controls at Units 1 and 2. The installation of those SO2 controls will require capital commitments for the Homer City plant well in advance of the 2014 effective date, some of which will be expended in 2011, in order to meet regulatory deadlines. Given the relatively short period of time before Phase II of CSAPR takes effect in 2014, there is no assurance that Homer City will be able to complete all the work that will be required before the deadline. Homer City is continuing to review technologies available to reduce SO2 and mercury emissions; however, it has not determined the most effective and efficient technology to meet all requirements that may be imposed on it. Consequently, the timing, selection of technology and ultimate capital costs remain uncertain. Based on preliminary estimates, Homer City currently believes the cost of such equipment may be between $600 million and $700 million.

Homer City does not currently have sufficient capital and does not expect to generate sufficient capital from operations to fund such retrofits and will have to seek financing, which will be subject to decisions by Homer City's lessors, holders of the pass-through certificates and new providers of capital funding. There is no assurance that sufficient financing will be obtained or will not result in significant dilution of Homer City's interest in the Homer City plant.

Proposed Hazardous Air Pollutant Regulations

In March 2011, the US EPA issued proposed National Emission Standards for Hazardous Air Pollutants, limiting emissions of hazardous air pollutants from coal- and oil-fired electrical generating units. This regulation is expected to be finalized by November 2011. Based on its continuing review, EMG does not expect that these standards, if adopted as proposed, would require Midwest Generation to make material changes to the approach to compliance with state and federal environmental regulations that it contemplates for CPS compliance. EMG also does not expect that these standards, if adopted as proposed, would require Homer City to make additional capital requirements beyond those that would be required to comply with CSAPR.

Water Quality

Once-Through Cooling Issues

In March 2011, the US EPA issued proposed standards under the federal Clean Water Act which would affect cooling water intake structures at generating facilities. The standards are intended to protect aquatic organisms by reducing capture in screens attached to cooling water intake structures (impingement) and in the water volume brought into the facilities (entrainment). The regulations are expected to be finalized by July 2012. Edison International is evaluating the proposed standards and believes, from a preliminary review, that compliance with the proposed standards regarding impingement will be achievable for both the Midwest Generation plants and the Homer City plant without incurring material additional capital expenditures or operating costs. The required measures to comply with the proposed standards regarding entrainment are subject to the discretion of the permitting authority, and Edison International is unable at this time to assess potential costs of compliance, which could be significant for the Midwest Generation plants and San Onofre, but are not expected to be material for the Homer City plant, which already has cooling towers.

In addition to the proposed draft US EPA standards, the existing California once-through cooling policy may result in significant capital expenditures at San Onofre and may affect its operations. If other coastal power plants in California that rely on once-through cooling are forced to shut down or limit operations, the California policy may also significantly impact SCE's ability to procure generating capacity from those plants, which could have an adverse effect on system reliability and the cost of electricity.

Greenhouse Gas Regulation

California Air Resources Board's ("CARB") regulations implementing a California cap-and-trade program continue to be the subject of litigation. In June 2011, the CARB announced that initial cap-and-trade program compliance for the electricity sector would be delayed until January 2013.

In April 2011, California enacted a law requiring that California utilities to procure 33% of their electricity requirements from renewable resources, as defined in the statute. The law requires implementation by the CPUC. The impact of the new 33% law will depend on how the CPUC implements the law, which remains uncertain.

Greenhouse Gas Litigation Developments

In June 2011, the U.S. Supreme Court dismissed public nuisance claims against five power companies, ruling that the CAA and the US EPA actions it authorizes displace federal common law nuisance claims that might arise from the emission of greenhouse gases. The court also affirmed the Second Circuit's determination that at least some of the plaintiffs had standing to bring the case. The court did not address whether the CAA also preempts state law claims arising from the same circumstances.

Parties to the Kivalina case, the appeal of which was deferred before the Ninth Circuit Court of Appeals pending the Supreme Court's ruling described above, have requested that the appeal recommence and have asked for permission to file additional briefs on the impact of the Supreme Court's ruling. The Kivalina case was brought by the Alaskan Native Village of Kivalina seeking damages of up to $400 million for the cost of relocating the village because the plaintiffs claim that the Arctic ice that has protected the village is melting as a result of climate change. The federal district court dismissed the case against Edison International and the other defendants in October 2009. Due to the nature of these potential obligations, Edison International is unable to estimate the potential liability, if any.

On May 27, 2011, private citizens filed a purported class action complaint in the United States District Court for the Southern District of Mississippi, naming among a large number of defendants, Edison International and its subsidiaries, including SCE and EME. Plaintiffs allege that the defendants' activities resulted in emissions of substantial quantities of greenhouse gases that have contributed to climate change and sea level rise, which in turn are alleged to have increased the destructive force of Hurricane Katrina. The lawsuit alleges causes of action for negligence, public and private nuisance, and trespass, and seeks unspecified compensatory and punitive damages. The claims in this lawsuit are nearly identical to a subset of the claims that were raised against many of the same defendants in a previous lawsuit that was filed in, and dismissed by, the same federal district court where the current case has been filed.

Note 11. Accumulated Other Comprehensive Loss

Edison International's accumulated other comprehensive loss consists of:

(in millions)	Unrealized Gain (Loss) on Cash Flow Hedges	Pension and PBOP – Net Gain (Loss)	Pension and PBOP – Prior Service Cost	Accumulated Other Comprehensive Loss

Balance at December 31, 2010	$16	$(87)	$(5)	$(76)
Current period change	(25)	4	—	(21)

Balance at June 30, 2011	$(9)	$(83)	$(5)	$(97)

Included in accumulated other comprehensive loss at June 30, 2011 was $4 million, net of tax, of unrealized gains on commodity-based cash flow hedges; and $13 million, net of tax, of unrealized losses related to interest rate hedges. The maximum period over which a commodity cash flow hedge is designated is May 31, 2014.

Unrealized gains on commodity hedges consist of futures and forward electricity contracts that qualify for hedge accounting. These gains arise because current forecasts of future electricity prices in these markets are lower than the contract prices. Approximately $8 million of unrealized gains on cash flow hedges, net of tax, are expected to be reclassified into earnings during the next 12 months. Management expects that reclassification of net unrealized gains will increase energy revenues recognized at market prices. Actual amounts ultimately reclassified into earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions.

 Note 12. Supplemental Cash Flows Information

Edison International's supplemental cash flows information is:

	Six months ended June 30,
(in millions)	2011	2010

Cash payments (receipts) for interest and taxes:
Interest – net of amounts capitalized	$321	$305
Tax payments (refunds) – net	(44)	179

Noncash investing and financing activities:
Accrued capital expenditures	$388	$333
Purchase of equipment with note payable	$56	$—
Details of debt exchange:
Pollution-control bonds redeemed	$(56)	$(203)
Pollution-control bonds issued	56	203
Consolidation of variable interest entities:
Assets other than cash	$—	$(94)
Liabilities and non-controlling interests	—	99
Deconsolidation of variable interest entities:
Assets other than cash	$—	$380
Liabilities and noncontrolling interests	—	(476)
Dividends declared but not paid:
Common stock	$104	$103
Preferred and preference stock	15	13

Note 13. Preferred and Preference Stock of Utility

In March 2011, SCE issued 1,250,000 shares of 6.5% Series D preference stock (cumulative, $100 liquidation value). The Series D preference stock may not be redeemed prior to March 1, 2016. After March 1, 2016, SCE may, at its option, redeem the shares, in whole or in part for a price of $100 per share plus accrued and unpaid dividends, if any. These shares are not subject to mandatory redemption. The proceeds from the sale of these shares were used for general corporate purposes.

 Note 14. Regulatory Assets and Liabilities

Regulatory assets included on the consolidated balance sheets are:

(in millions)	June 30, 2011	December 31, 2010

Current:
Regulatory balancing accounts	$268	$213
Energy derivatives	194	162
Other	7	3

	469	378

Long-term:
Deferred income taxes – net	1,912	1,855
Pensions and other postretirement benefits	1,089	1,097
Unamortized generation investment – net	328	355
Unamortized loss on reacquired debt	258	268
Energy derivatives	465	177
Nuclear-related ARO investment – net	163	154
Unamortized distribution investment – net	125	105
Regulatory balancing accounts	53	56
Other	297	280

	4,690	4,347

Total Regulatory Assets	$5,159	$4,725

Regulatory liabilities included on the consolidated balance sheets are:

(in millions)	June 30, 2011	December 31, 2010

Current:
Regulatory balancing accounts	$818	$733
Other	2	5

	820	738

Long-term:
Costs of removal	2,663	2,623
ARO	1,250	1,099
Regulatory balancing accounts	846	802

	4,759	4,524

Total Regulatory Liabilities	$5,579	$5,262

Note 15. Other Investments

Nuclear Decommissioning Trusts

Future decommissioning costs of removal of nuclear assets are expected to be funded from independent decommissioning trusts, which currently receive contributions of approximately $23 million per year included in SCE customer rates. Contributions to the decommissioning trusts are reviewed every three years by the CPUC. If additional funds are needed for decommissioning, it is probable that the additional funds will be recoverable through customer rates. Funds collected, together with accumulated earnings, will be utilized solely for decommissioning. The CPUC has set certain restrictions related to the investments of these trusts.

The following table sets forth amortized cost and fair value of the trust investments:

		Amortized Cost		Fair Value

(in millions)	Longest Maturity Dates	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010

Stocks	—	$862	$895	$2,062	$2,029
Municipal bonds	2050	699	706	812	790
U.S. government and agency securities	2041	396	270	427	288
Corporate bonds	2054	255	288	310	346
Short-term investments and receivables/payables	One-year	44	26	46	27

Total		$2,256	$2,185	$3,657	$3,480

Trust fund earnings (based on specific identification) increase the trust fund balance and the ARO regulatory liability. Proceeds from sales of securities (which are reinvested) were $524 million and $315 million for the three months ended June 30, 2011 and 2010, respectively, and $1.1 billion and $600 million for the six months ended June 30, 2011 and 2010, respectively. Unrealized holding gains, net of losses, were $1.4 billion and $1.3 billion at June 30, 2011 and December 31, 2010, respectively.

The following table sets forth a summary of changes in the fair value of the trust:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2011	2010	2011	2010

Balance at beginning of period	$3,619	$3,248	$3,480	$3,140
Realized gains – net	12	13	35	34
Unrealized gains (losses) – net	4	(205)	106	(143)
Other-than-temporary impairments	(4)	(7)	(13)	(11)
Interest, dividends, contributions and other	26	34	49	63

Balance at end of period	$3,657	$3,083	$3,657	$3,083

Due to regulatory mechanisms, earnings and realized gains and losses (including other-than-temporary impairments) have no impact on operating revenue or earnings.

Note 16. Other Income and Expenses

Other income and expenses are as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2011	2010	2011	2010

Other income:
Equity AFUDC	$27	$25	$56	$54
Increase in cash surrender value of life insurance policies	7	6	13	12
Other	5	4	8	4

Total utility other income	39	35	77	70
Competitive power generation and other income	3	1	6	—

Total other income	$42	$36	$83	$70

Other expenses:
Civic, political and related activities and donations	$9	$9	$15	$15
Other	4	6	10	11

Total utility other expenses	13	15	25	26
Competitive power generation and other expenses	—	1	—	2

Total other expenses	$13	$16	$25	$28

 Note 17. Business Segments

Edison International has two business segments for financial reporting purposes: an electric utility operation segment (SCE) and a competitive power generation segment (EMG). The significant accounting policies of the segments are the same as those described in Note 1.

Reportable Segments Information

The following is information (including the elimination of intercompany transactions) related to Edison International's reportable segments:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2011	2010	2011	2010

Operating Revenue:
Electric utility	$2,446	$2,247	$4,678	$4,406
Competitive power generation	538	495	1,090	1,147
Parent and other[2]	(1)	(1)	(2)	(1)

Consolidated Edison International	$2,983	$2,741	$5,766	$5,552

Net Income (Loss) attributable to Edison International:
Electric utility	$211	$301	$433	$465
Competitive power generation[1]	(31)	27	(51)	104
Parent and other[2]	(4)	16	(6)	11

Consolidated Edison International	$176	$344	$376	$580

Segment balance sheet information was:

(in millions)	June 30, 2011	December 31, 2010

Total Assets:
Electric utility	$37,365	$35,906
Competitive power generation	9,804	9,597
Parent and other[2]	(94)	27

Consolidated Edison International	$47,075	$45,530

1
Includes earnings (losses) from discontinued operations of $(1) million and $1 million for the three months ended June 30, 2011 and 2010, respectively, and $(3) million and $8 million for the six months ended June 30, 2011 and 2010, respectively.

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

•
environmental laws and regulations, at both state and federal levels, or changes in the application of those laws, that could require additional expenditures or otherwise affect the cost and manner of doing business, including compliance with CPS at Midwest Generation and the CSAPR and the proposed National Emission Standards for Hazardous Air Pollutants at Midwest Generation and Homer City;

•
ability of SCE to recover its costs in a timely manner from its customers through regulated rates;

•
decisions and other actions by the CPUC, the FERC and other regulatory authorities and delays in regulatory actions;

•
possible customer bypass or departure due to technological advancements or cumulative rate impacts that make self-generation or use of alternative energy sources economically viable;

•
risks associated with the operation of transmission and distribution assets and nuclear and other power generating facilities including: nuclear fuel storage issues, public safety issues, failure, availability, efficiency, output, cost of repairs and retrofits of equipment and availability and cost of spare parts;

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

This MD&A for the three- and six-month periods ended June 30, 2011 discusses material changes in the consolidated financial condition, results of operations and other developments of Edison International since December 31, 2010, and as compared to the three- and six-month periods ended June 30, 2010. This discussion presumes that the reader has read or has access to Edison International's MD&A for the calendar year 2010 (the "year-ended 2010 MD&A"), which was included in the 2010 Form 10-K.

 EDISON INTERNATIONAL MANAGEMENT OVERVIEW

Highlights of Operating Results

	Three months ended June 30,			Six months ended June 30,

(in millions)	2011	2010	Change	2011	2010	Change

Net Income (Loss) attributable to Edison International
SCE	$211	$301	$(90)	$433	$465	$(32)
EMG	(31)	27	(58)	(51)	104	(155)
Edison International Parent and Other	(4)	16	(20)	(6)	11	(17)

Edison International Consolidated	176	344	(168)	376	580	(204)

Non-Core Items
Global Settlement:
SCE	—	53	(53)	—	53	(53)
EMG	—	58	(58)	—	58	(58)
Edison International Parent and Other	—	27	(27)	—	27	(27)
SCE – tax impact of health care legislation	—	—	—	—	(39)	39
EMG discontinued operations	(1)	1	(2)	(3)	8	(11)

Total non-core items	(1)	139	(140)	(3)	107	(110)

Core Earnings (Losses)
SCE	211	248	(37)	433	451	(18)
EMG	(30)	(32)	2	(48)	38	(86)
Edison International Parent and Other	(4)	(11)	7	(6)	(16)	10

Edison International Consolidated	$177	$205	$(28)	$379	$473	$(94)

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

SCE's 2011 core earnings decreased $37 million and $18 million for the quarter and year-to-date, respectively. Core earnings decreased as rate base growth was more than offset by higher income tax expense, including a $40 million benefit in the second quarter of 2010 from a change in tax accounting for asset removal costs primarily related to SCE's infrastructure replacement program.

EMG's 2011 core earnings increased $2 million and decreased $86 million for the quarter and year-to-date, respectively. Results for the year-to-date were impacted by the Homer City outage, lower realized energy prices, higher plant maintenance expenses and lower trading income. In addition, unrealized gains were $5 million for the first six months of 2011 compared to unrealized losses of $17 million in the same period last year.

Consolidated non-core items for Edison International included:

•
An earnings benefit of $138 million recorded in the second quarter of 2010 resulting from acceptance by the California Franchise Tax Board of the tax positions finalized with the IRS in 2009 as part of the Global Settlement.

•
An after tax earnings charge of $39 million recorded in the first quarter of 2010 to reverse previously recognized federal tax benefits eliminated by federal health care legislation enacted in 2010. The health care law eliminated the federal tax deduction for retiree health care costs to the extent those costs are eligible for federal Medicare Part D subsidies.

Management Overview of SCE

Capital Program

During the first six months of 2011, SCE's capital investment program focused on upgrading and expanding SCE's transmission and distribution system; replacing generation asset equipment; and installing smart meters. Total capital expenditures (including accruals) were $1.6 billion during the first six months of 2011 compared to $1.5 billion during the same period in 2010.

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

In July 2011, the FERC adopted new rules that remove incumbent public utility transmission owners' federally-based right of first refusal to construct certain new transmission facilities. The rules direct regional entities, such as ISOs, to create new processes that would allow other providers to develop new transmission projects. The new processes will not become effective until approved by FERC, which is expected in late 2012. The majority of SCE's 2011 - 2014 transmission capital forecast relates to transmission projects that have been approved by the CAISO and barring a re-evaluation under the new rules, will not be subject to the new processes. The impact of the new rules on future transmission projects will depend on the processes ultimately implemented by regional entities.

2012 CPUC General Rate Case

As discussed in the year-ended 2010 MD&A, SCE filed its GRC application in November 2010. In July 2011, SCE submitted rebuttal testimony in response to intervenor recommendations and updated its requested 2012 base rate revenue requirement to $6.2 billion to reflect agreement on certain issues identified in intervenor testimony. SCE's updated request, after considering the effects of sales growth, would result in incremental customer base rate increases of $794 million, $155 million and $515 million in 2012, 2013 and 2014, respectively. The updated request also reflects a previously submitted base revenue requirement reduction of $38 million, $133 million and $145 million in 2012, 2013, and 2014, respectively, primarily due to a reduction in rate base from inclusion of higher deferred income taxes resulting from bonus depreciation deductions under the 2010 Tax Relief Act.

The Division of Ratepayer Advocates ("DRA") recommended that SCE's requested 2012 base rate revenue requirement be decreased by approximately $850 million, comprised of approximately $630 million in operation and maintenance expense reductions and approximately $220 million in capital-related revenue requirement reductions. The Utility Reform Network or TURN and other intervenors recommended an additional $610 million revenue requirement reduction, beyond the DRA adjustments, primarily capital-related in nature, as well as disallowances of recorded capital costs for specific projects. Intervenors have also recommended changes to SCE's proposed post test year ratemaking methodology to be used for 2013 and 2014.

The current schedule anticipates a final decision on SCE's 2012 GRC by the end of 2011. To the extent a final decision is delayed, the CPUC has authorized the establishment of a GRC memorandum account, which will make the revenue requirement ultimately adopted by the CPUC effective as of January 1, 2012. SCE cannot predict the revenue requirement the CPUC will ultimately authorize.

 FERC Formula Rates

In August 2011, the FERC accepted SCE's request to implement a formula rate, effective January 1, 2012, to determine SCE's FERC transmission revenue requirement, including its construction work in progress ("CWIP") incentive revenue requirement that was previously recovered through a separate mechanism, subject to refund and settlement procedures. The FERC reduced SCE's proposed base ROE request from 11.5% to 9.93% (before adding the previously authorized 50 basis point incentive for CAISO participation and individual authorized project incentives). SCE's request proposed the adoption of a specific formula to calculate a forecast revenue requirement that is used to establish rates and is trued-up annually to allow SCE to recover its actual revenue requirement, including its actual cost of service, actual rate base (including the impact of bonus depreciation) and the authorized return on investment. SCE's request also allows SCE to make single-issue rate filings requesting changes to certain elements of the formula, including the base ROE, depreciation rates and the retail rate structure. The FERC order directs SCE to modify its 2012 forecast transmission revenue requirement of $771 million for the lower base ROE. SCE expects to file a request for rehearing of the adopted base ROE within 30 days and cannot predict the formula rate structure or the base ROE that the FERC will ultimately authorize.

Nuclear Industry and Regulatory Response to Events in Japan

As discussed in the 2010 Form 10-K under the heading "Nuclear Power Plant Regulation," SCE is subject to the jurisdiction of the NRC with respect to its ownership interest in San Onofre and Palo Verde. In light of the significant safety events at the Fukushima Daiichi nuclear plant in Japan resulting from the March 2011 earthquake and tsunami, the NRC has been performing and plans to continue to perform additional operational and safety reviews of nuclear facilities in the United States. The NRC also created a Task Force to conduct a systematic review of U.S. NRC processes and regulations to determine whether additional improvements to the existing nuclear regulatory system are warranted in light of the events in Japan. The Task Force issued its initial report in July 2011, which concluded that a sequence of events like the Fukushima accident is unlikely to occur in the U.S., and that continued operation of U.S. reactors does not pose an imminent risk to public health and safety. The Task Force Report also included several proposed changes to regulations applicable to protection against natural phenomena, including earthquakes and flooding, and emergency preparedness. These recommendations must undergo additional review by NRC management and the nuclear industry before any changes are implemented; if implemented, they may impact future operations and capital requirements at United States nuclear facilities, including the operations and capital requirements of SCE's nuclear facilities.

Management Overview of EMG

The profitability of EMG's competitive power generation operations is expected to be significantly lower in 2011 compared to 2010 as a result of lower realized energy prices driven by the expiration of hedge contracts, higher fuel costs and outages at the Homer City plant during the first half of 2011. In addition, the profitability of EMG's Midwest Generation plants is expected to be adversely affected beginning in 2012 by a decline in capacity prices (projected to begin in June 2012) and higher rail transportation costs (due to the expiration at the end of 2011 of a favorable long-term rail contract), and EMG's Homer City plant is expected to be adversely impacted by new environmental regulations discussed further below. As a result, EMG may incur net losses during 2011 and in subsequent years unless energy and capacity prices increase or its costs decline.

At June 30, 2011, EMG and its subsidiaries had $870 million in cash and cash equivalents and $945 million of liquidity available from credit facilities that expire in 2012. EMG's principal subsidiary, EME, had $3.7 billion of senior notes outstanding at June 30, 2011, $500 million of which mature in 2013. EMG's business plans are focused on operating effectively through the current commodity price cycle, environmental compliance and energy project development plans.

Cross-State Air Pollution Rule

On July 6, 2011, the US EPA adopted its final CSAPR which will replace the CAIR beginning on January 1, 2012. CSAPR is the final form of a previously proposed replacement for the CAIR, called the Clean Air Transport Rule that was released in 2010. CSAPR establishes emissions reductions for annual SO2 emissions and annual and ozone season NOx emissions in two phases: a first phase effective January 1,

2012 and, in most states subject to the program (including Illinois and Pennsylvania), a second phase effective January 1, 2014 that requires additional reductions in annual SO2 emissions.

CSAPR, like the CAIR, is an allowance-based regulation that provides for emissions trading. Under CSAPR, the amount of actual SO2 or NOx emissions from operations will need to be matched by a sufficient amount of SO2 or NOx allowances that are either allocated or purchased in the open market. In connection with CSAPR, the US EPA has, for each phase, established SO2 and NOx allowance allocations for each state and each generating unit subject to the regulation, and at the close of the annual compliance period, units must surrender allowances for each ton of SO2 and NOx emitted or face penalties. While trading of allowances is permitted within designated groups of states, the rule provides for enhanced penalties against a unit that surrenders allowances in excess of certain predefined limits for itself and for the state in which it is located.

The installation of SO2 controls will require capital commitments for the Midwest Generation plants well in advance of the 2014 effective date, some of which will be expended in 2011, in order to meet regulatory deadlines. EMG believes that Midwest Generation's current environmental remediation plan, including allocated allowances and capital expenditures, required to meet the CPS will also comply with the requirements of CSAPR. However, the SO2 allowances allocated to Homer City in CSAPR Phase I (25,797 tons in 2012 and 2013) are significantly lower than the amount that would be required based on Homer City's historical emissions (2010 SO2 emissions were 112,951 tons). Therefore, pending installation of additional equipment for Units 1 and 2 (Homer City's Unit 3 is equipped with a wet scrubber flue gas desulfurization system to meet environmental standards), Homer City expects that it will be required to procure additional allowances. It is unclear at this time whether SO2 allowances in sufficient quantity and at prices that Homer City can pass through in power prices will be available in 2012 and 2013. Also, Homer City's SO2 shortfall is expected to exceed limits on the number of allowances it will be permitted to surrender, and, therefore, may subject Homer City to penalties in certain cases. Accordingly, Homer City is evaluating alternative options, including reduced dispatch and fuel switching, for complying with Phase I of CSAPR. Failure by Homer City to develop and implement a Phase I compliance plan based on allowances could result in its modifying operations at one or more units or significantly curtailing power output. The cost of allowances, together with possible operational impacts or reductions of output, which may be required to comply with Phase I of CSAPR, could have a material effect on Homer City.

Homer City has begun work on designing SO2 and particulate emissions control equipment for Units 1 and 2. While the Phase II SO2 emission allowances under CSAPR (11,068 tons) are less than were contemplated under the proposed Clean Air Transport Rule, the additional reductions are not expected to materially change the design for the SO2 controls at Units 1 and 2. The installation of those SO2 controls will require capital commitments for the Homer City plant well in advance of the 2014 effective date, some of which will be expended in 2011, in order to meet regulatory deadlines. Given the relatively short period of time before Phase II of CSAPR takes effect in 2014, there is no assurance that Homer City will be able to complete all the work that will be required before the deadline. Homer City is continuing to review technologies available to reduce SO2 and mercury emissions; however, it has not determined the most effective and efficient technology to meet all requirements that may be imposed on it. Consequently, the timing, selection of technology and ultimate capital costs remain uncertain. Based on preliminary estimates, Homer City currently believes the cost of such equipment may be between $600 million and $700 million.

In March 2011, the US EPA issued proposed National Emission Standards for Hazardous Air Pollutants, limiting emissions of hazardous air pollutants from coal- and oil-fired electrical generating units. This regulation is expected to be finalized by November 2011. Based on its continuing review, EME does not expect these standards, if adopted as proposed, would require Homer City to make additional capital requirements beyond those that would be required to comply with CSAPR.

Homer City Capital Needs

Homer City does not currently have sufficient capital and does not expect to generate sufficient funds from operations to complete retrofits effectively required by CSAPR Phase II. EME is under no legal obligation to provide funding and has chosen not to. Accordingly, Homer City will need third-party capital to undertake the retrofits required by 2014 under CSAPR. However, restrictions under the agreements entered into as part of Homer City's 2001 sale-leaseback transaction affect, and in some cases significantly limit or prohibit, Homer City's ability to incur indebtedness or make capital expenditures. Consequently, the installation of environmental compliance equipment will be dependent on lessors, holders of the pass-through certificates and new providers of capital funding. Homer City has commenced discussions with its lessors concerning such matters. There can be no assurance that Homer City will be able to raise the financing necessary to install the required SO2 control equipment in a timely manner or on terms that will not result in a significant dilution of its interest in the Homer City plant.

Failure of Homer City to install the required equipment or determine an economic manner to continue plant operations could result in a loss of its lease and a cessation of plant operations. Cessation of plant operations or a significant reduction of the value of Homer City's interest in the plant could have a material adverse effect on future financial results, cash flow, financial flexibility and assets of EME compared to historical levels. At June 30, 2011, the book value of EME's investment in Homer City was approximately $1.1 billion.

Midwest Generation Environmental Compliance Plans and Costs

During 2011, Midwest Generation continued its permitting and planning activities for NOx and SO2 controls to meet the requirements of the CPS. Midwest Generation does not anticipate a material change to its current approach in order to comply with CSAPR. Based on its continuing review, EME also does not expect the US EPA issued proposed National Emission Standards for Hazardous Air Pollutants, if adopted, would require Midwest Generation to make material changes to the approach to compliance with state and federal environmental regulations that it contemplates for CPS compliance. Midwest Generation expects to continue to develop and implement a compliance program that includes the use of activated carbon injection, upgrades to particulate removal systems and dry sorbent injection, combined with its use of low sulfur PRB coal, to meet emissions limits for criteria pollutants, such as NOx and SO2 as well as for HAPs, such as mercury, acid gas and non-mercury metals. Based on stack tests performed at various Midwest Generation plants, Midwest Generation believes that currently installed activated carbon injection and particulate removal equipment is sufficient to achieve or exceed the mercury standards outlined in the US EPA's existing and proposed rules. Midwest Generation does not anticipate a material change to its current approach in order to comply with CSAPR.

In February 2011, the Illinois EPA issued construction permits authorizing Midwest Generation to install a dry sorbent injection system using Trona or other sodium-based sorbents at the Powerton Station's Units 5 and 6. Midwest Generation had previously received construction permits for dry sorbent injection installation at Waukegan Station's Unit 7.

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

Therefore, decisions about any particular combination of retrofits and shutdowns Midwest Generation may ultimately employ also remain subject to conditions applicable at the time decisions are required or made. Final decisions on whether to install controls, to install particular kinds of controls, and to actually expend capital that is budgeted may not occur until 2012 for some of the units and potentially later for others, subject to the requirements of the CPS and other applicable regulations.

Walnut Creek Project

In March 2008, Walnut Creek Energy, a subsidiary of EMG, was awarded a 10-year power sales agreement starting in 2013 for the output from its planned Walnut Creek project, a 479 MW natural gas-fired peaker plant in southern California. The contract was issued by SCE, through a competitive bidding process. Construction began on the Walnut Creek project in June 2011. The Walnut Creek project has estimated construction costs of $575 million and is expected to achieve commercial operation in 2013. In July 2011, Walnut Creek Energy completed non-recourse financings to fund the Walnut Creek project. The Walnut Creek construction loans, including the project level and intermediate holding company loans, have an effective interest rate of 3.11% including the impact of interest rate swaps through May 31, 2013. For more information, see "Edison International Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements—Project Financings—Walnut Creek."

Environmental Regulation Developments

For additional discussion of environmental regulation developments regarding proposed Hazardous Air Pollutant Regulations, Cross-State Air Pollution Rule, Once-Through Cooling Issues, Greenhouse Gas Regulation and Greenhouse Gas Litigation Developments, see "Edison International Notes to Consolidated Financial Statements—Note 10. Regulatory and Environmental Developments."

SOUTHERN CALIFORNIA EDISON COMPANY

RESULTS OF OPERATIONS

SCE's results of operations are derived mainly through two sources:

•
Utility earning activities—representing CPUC and FERC-authorized base rates, including the opportunity to earn the authorized return; and

•
Utility cost-recovery activities—representing CPUC-authorized balancing accounts which allow for recovery of costs incurred or provide for mechanisms to track and recover or refund differences in forecasted and actual amounts.

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

Utility cost-recovery activities include rates that provide for recovery (with no return), subject to review of reasonableness or compliance with upfront standards, of fuel costs, purchased power costs, public purpose related-program costs (including energy efficiency and demand-side management programs), certain operation and maintenance expenses, and depreciation expense related to certain projects.

The following tables summarize SCE's results of operations for the periods indicated. The presentation separately identifies utility earning activities and utility cost-recovery activities.

Three Months Ended June 30, 2011 versus June 30, 2010

	Three months ended June 30, 2011			Three months ended June 30, 2010

(in millions)	Utility Earning Activities	Utility Cost- Recovery Activities	Total Consolidated	Utility Earning Activities	Utility Cost- Recovery Activities	Total Consolidated

Operating revenue	$1,383	$1,063	$2,446	$1,308	$939	$2,247

Fuel and purchased power	—	732	732	—	706	706
Operations and maintenance	549	297	846	537	218	755
Depreciation, decommissioning and amortization	323	33	356	306	14	320
Property taxes and other	68	1	69	61	1	62

Total operating expenses	940	1,063	2,003	904	939	1,843

Operating income	443	—	443	404	—	404
Net interest expense and other	(89)	—	(89)	(85)	—	(85)

Income before income taxes	354	—	354	319	—	319
Income tax expense	128	—	128	5	—	5

Net income	226	—	226	314	—	314
Dividends on preferred and preference stock	15	—	15	13	—	13

Net income available for common stock	$211	$—	$211	$301	$—	$301

Core Earnings[1]			$211			$248
Non-Core Earnings:
Global Settlement			—			53
Tax impact of health care legislation			—			—

Total SCE GAAP Earnings			$211			$301

1
See use of Non-GAAP financial measures in "Edison International Management Overview—Highlights of Operating Results."

 Utility Earning Activities

Utility earning activities were primarily affected by the following:

•
Higher operating revenue of $75 million primarily due to the following:

•
$40 million increase primarily due to a 4.35% increase in 2011 authorized revenue approved in the CPUC 2009 GRC decision.

•
$25 million increase in FERC-related revenue primarily due to CWIP incentive revenue for the Tehachapi transmission project.

•
$15 million increase related to capital-related revenue requirements recovered through CPUC-authorized mechanisms outside of the GRC process primarily related to the steam generator replacement project and the EdisonSmartConnect™ project.

•
Higher depreciation, decommissioning and amortization expense of $17 million primarily related to increased transmission and distribution expenditures.

•
Higher income taxes primarily due to a change in tax method of accounting for asset removal costs. See "—Income Taxes" below for further information.

Utility Cost-Recovery Activities

Utility cost-recovery activities were primarily affected by the following:

•
Higher purchased power expense of $37 million driven by higher average renewable energy contract prices resulting from new contracts entered into to meet the renewable procurement standard requirements, and by increased purchases in 2011 to replace power previously delivered under CDWR contracts which have since expired.

•
Higher operation and maintenance expense of $79 million resulting primarily from increased energy efficiency program costs.

•
Higher depreciation, decommissioning and amortization expense of $19 million primarily related to the steam generator replacement project and the EdisonSmartConnect™ project.

 Six Months Ended June 30, 2011 versus June 30, 2010

	Six months ended June 30, 2011			Six months ended June 30, 2010

(in millions)	Utility Earning Activities	Utility Cost- Recovery Activities	Total Consolidated	Utility Earning Activities	Utility Cost- Recovery Activities	Total Consolidated

Operating revenue	$2,746	$1,932	$4,678	$2,573	$1,833	$4,406

Fuel and purchased power	—	1,317	1,317	—	1,395	1,395
Operations and maintenance	1,078	553	1,631	1,057	411	1,468
Depreciation, decommissioning and amortization	641	59	700	605	24	629
Property taxes and other	143	3	146	129	1	130

Total operating expenses	1,862	1,932	3,794	1,791	1,831	3,622

Operating income	884	—	884	782	2	784
Net interest expense and other	(171)	—	(171)	(157)	(2)	(159)

Income before income taxes	713	—	713	625	—	625
Income tax expense	251	—	251	134	—	134

Net income	462	—	462	491	—	491
Dividends on preferred and preference stock	29	—	29	26	—	26

Net income available for common stock	$433	$—	$433	$465	$—	$465

Core Earnings[1]			$433			$451
Non-Core Earnings:
Global Settlement			—			53
Tax impact of health care legislation			—			(39)

Total SCE GAAP Earnings			$433			$465

1
See use of Non-GAAP financial measures in "Edison International Management Overview—Highlights of Operating Results."

Utility Earning Activities

Utility earning activities were primarily affected by the following:

•
Higher operating revenue of $173 million primarily due to the following:

•
$80 million increase primarily due to a 4.35% increase in 2011 authorized revenue approved in the CPUC 2009 GRC decision.

•
$60 million increase in FERC-related revenue primarily due to CWIP incentive revenue for the Tehachapi transmission project and the implementation of the 2010 FERC rate case effective March 1, 2010.

•
$30 million increase related to capital-related revenue requirements recovered through CPUC-authorized mechanisms outside of the GRC process primarily related to the steam generator replacement project and the EdisonSmartConnect™ project.

•
Higher depreciation, decommissioning and amortization expense of $36 million primarily related to increased transmission and distribution expenditures.

•
Higher net interest expense and other of $14 million primarily due to higher outstanding balances on long-term debt.

•
Higher income taxes primarily due to a change in tax method of accounting for asset removal costs. See "—Income Taxes" below for more information.

 Utility Cost-Recovery Activities

Utility cost-recovery activities were primarily affected by the following:

•
Lower purchased power expense of $62 million driven by reduced purchases resulting from increased utility owned generation production in 2011, as compared to 2010, primarily due to 2010 outages at San Onofre and Four Corners. The decrease was partially offset by higher average renewable energy contract prices resulting from new contracts entered into to meet the renewable procurement standard requirements, and by increased purchases in 2011 to replace power previously delivered under CDWR contracts which have since expired.

•
$16 million decrease in fuel expense primarily due to lower production at Mountainview in 2011, partially offset by lower nuclear fuel expense in 2010 resulting from the San Onofre Unit 2 extended outage.

•
Higher operation and maintenance expense of $142 million resulting primarily from increased energy efficiency program costs.

•
Higher depreciation, decommissioning and amortization expense of $35 million primarily related to the steam generator replacement project and the EdisonSmartConnect™ project.

Supplemental Operating Revenue Information

SCE's retail billed and unbilled revenue (excluding wholesale sales and balancing account over/undercollections) was $2.4 billion and $4.5 billion for the three- and six-month periods ended June 30, 2011, respectively, compared to $2.4 billion and $4.4 billion for the respective periods in 2010. The year-to-date increase reflects a rate increase of $40 million and a sales volume increase of $60 million. The rate increase reflects higher system average rates for 2011 compared to the same period in 2010, primarily due to the implementation of rates authorized in the CPUC 2009 GRC decision and the 2010 FERC rate case. As a result of a CPUC-authorized decoupling mechanism, SCE does not bear the volumetric risk or benefit related to retail electricity sales (see "Item 1. Business—Overview of Ratemaking Mechanisms" in the 2010 Form 10-K).

SCE remits to CDWR and does not recognize as revenue the amounts that SCE bills and collects from its customers for electric power purchased and sold by the CDWR to SCE's customers, CDWR bond-related costs and a portion of direct access exit fees. The amounts collected and remitted to CDWR were $280 million and $555 million for the three- and six-month periods ended June 30, 2011, respectively, and $286 million and $582 million for the respective periods in 2010. The CDWR-related rates in 2011 continue to reflect an approximately $585 million refund of operating reserves that CDWR can release as their contracts terminate. Total customer rates are expected to increase as CDWR operating reserves are fully refunded. The power contracts that CDWR allocated to SCE will terminate by the end of 2011; however, the refund of operating reserves is expected to continue through 2012. SCE's revenue and related purchased power expense is expected to increase as these CDWR contracts are replaced by power purchase agreements entered into by SCE.

 Income Taxes

The table below provides a reconciliation of income tax expense computed at the federal statutory income tax rate to the income tax provision.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2011	2010	2011	2010

Income before income taxes	$354	$319	$713	$625

Provision for income tax at federal statutory rate of 35%	$124	$112	$249	$219
Increase (decrease) in income tax from:
Items presented with related state income tax, net
Global settlement related[1]	—	(53)	—	(53)
Change in tax accounting method for asset removal costs[2]	—	(40)	—	(40)
State tax – net of federal benefit	18	19	30	21
Health care legislation[3]	—	—	—	39
Property-related and other	(14)	(33)	(28)	(52)

Total income tax expense	$128	$5	$251	$134

Effective tax rate	36%	2%	35%	21%

1
During the second quarter of 2010, SCE recognized a $53 million earnings benefit resulting from the acceptance by the California Franchise Tax Board of the tax positions finalized with the IRS in 2009 as part of the Global Settlement.

2
During the second quarter of 2010, the IRS approved SCE's request to change its tax accounting method for asset removal costs primarily related to its infrastructure replacement program. As a result, SCE recognized a $40 million earnings benefit (of which $28 million relates to asset removal costs incurred prior to 2010) from deducting asset removal costs earlier in the construction cycle. These deductions are recorded on a flow-through basis.

3
During the first quarter of 2010, SCE recorded a $39 million non-cash charge to reverse previously recognized federal tax benefits eliminated by the federal health care legislation enacted in March 2010. The health care law eliminated the federal tax deduction for retiree health care costs to the extent those costs are eligible for federal Medicare Part D subsidies.

The decreased benefit provided by property-related and other items was primarily due to lower deductions for internally developed software in 2011 compared to the respective periods in 2010.

For a discussion of the status of Edison International's income tax audits, see "Edison International Notes to Consolidated Financial Statements—Note 7. Income Taxes."

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

Available Liquidity

As of June 30, 2011, SCE had approximately $46 million of cash and equivalents and short-term investments. SCE had two credit facilities: a $2.4 billion five-year credit facility that matures in February

2013, with four one-year options to extend by mutual consent, and a $500 million three-year credit facility that matures in March 2013.

(in millions)	Credit Facilities

Commitment	$2,894
Outstanding borrowings supported by credit facilities	(200)
Outstanding letters of credit	(71)

Amount available	$2,623

Debt Covenant

SCE has a debt covenant in its credit facilities that limits its debt to total capitalization ratio to less than or equal to 0.65 to 1. At June 30, 2011, SCE's debt to total capitalization ratio was 0.47 to 1.

Dividend Restrictions

The CPUC regulates SCE's capital structure and limits the dividends it may pay Edison International. In SCE's most recent cost of capital proceeding, the CPUC set an authorized capital structure for SCE which included a common equity component of 48%. SCE may make distributions to Edison International as long as the common equity component of SCE's capital structure remains at or above the 48% authorized level on a 13-month weighted average basis. At June 30, 2011, SCE's 13-month weighted-average common equity component of total capitalization was 50.7% resulting in the capacity to pay $460 million in additional dividends.

During the first six months of 2011, SCE made $230 million in dividend payments to its parent, Edison International. Future dividend amounts and timing of distributions are dependent upon several factors including the actual level of capital expenditures, operating cash flows and earnings.

Margin and Collateral Deposits

Certain derivative instruments, power procurement contracts and other contractual arrangements contain collateral requirements. The table below provides the amount of collateral posted by SCE to its counterparties as well as the potential collateral that would be required as of June 30, 2011.

(in millions)
Collateral posted as of June 30, 2011[1]	$86
Incremental collateral requirements for power procurement contracts resulting from a potential downgrade of SCE's credit rating to below investment grade	71

Posted and potential collateral requirements[2]	$157

1
Collateral provided to counterparties and other brokers consisted of $1 million which was offset against net derivative liabilities and $85 million, which consisted of $14 million in cash reflected in "Other current assets" on the consolidated balance sheets and $71 million in letters of credit.

2
Total posted and potential collateral requirements may increase by an additional $20 million, based on SCE's forward positions as of June 30, 2011, due to adverse market price movements over the remaining life of the existing power procurement contracts using a 95% confidence level.

Workers Compensation Self-Insurance Fund

SCE is self-insured for workers compensation claims. SCE assesses workers compensation claims that have been asserted and those that have been incurred but not reported to determine the probable amount of losses that should be recorded. The Department of Industrial Relations for the State of California requires companies that are self-insured for workers compensation to post collateral (in the form of cash and/or letters of credits) based on the estimated workers' compensation liability if a company's bond rating were to fall below "B." As of June 30, 2011, if SCE's bond rating were to fall below a "B" rating, SCE would be required to post $201 million for its workers compensation self-insurance plan.

 Historical Consolidated Cash Flows

Condensed Consolidated Statement of Cash Flows

The table below sets forth condensed historical cash flow information for SCE.

	Six months ended June 30,
(in millions)	2011	2010

Net cash provided by operating activities	$1,385	$1,095
Net cash provided by financing activities	491	465
Net cash used by investing activities	(2,091)	(1,937)

Net decrease in cash and cash equivalents	$(215)	$(377)

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $290 million in the first six months of 2011 compared to the first six months of 2010. The increase reflects higher receipts from customers due to increases in authorized revenue and lower tax payments resulting from bonus depreciation. These increases were partially offset by net cash outflows related to regulatory balancing account activities. The operating cash flows were also impacted by the timing of cash receipts and disbursements related to working capital.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the first six months of 2011 was $491 million consisting of the following significant events:

•
Issued $500 million of 3.875% first and refunding mortgage bonds due in 2021. The proceeds from these bonds were used to repay commercial paper borrowings and to fund SCE's capital program.

•
Issued $200 million of commercial paper supported by SCE's line of credit to fund interim working capital requirements.

•
Issued $125 million of 6.5% Series D preference stock. The proceeds from the issuance were used for general corporate purposes.

•
Paid $230 million of dividends to Edison International.

•
Purchased $56 million of its tax-exempt bonds that were subject to remarketing.

Net cash provided by financing activities for the first six months of 2010 was $465 million consisting of the following significant events:

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

 Net Cash Used by Investing Activities

Cash flows from investing activities are driven primarily by capital expenditures and funding of nuclear decommissioning trusts. Capital expenditures were $2.0 billion and $1.8 billion for the six months ended June 30, 2011 and 2010, respectively, primarily related to transmission and distribution investments. Net purchases of nuclear decommissioning trust investments and other were $84 million and $97 million for the six months ended June 30, 2011 and 2010, respectively.

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

Environmental Remediation

As of June 30, 2011, SCE had 24 identified material sites for remediation and recorded an estimated minimum liability of $54 million. SCE expects to recover 90% of its remediation costs at certain sites. See "Edison International Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies" for further discussion.

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

Commodity Price Risk

The fair value of outstanding derivative instruments used to mitigate SCE's exposure to commodity price risk was a net liability of $532 million and $207 million at June 30, 2011 and December 31, 2010, respectively. For further discussion of fair value measurements and the fair value hierarchy, see "Edison International Notes to Consolidated Financial Statements—Note 4. Fair Value Measurements."

Credit Risk

Credit risk exposure from counterparties for power and gas trading activities is measured as the sum of net accounts receivable (accounts receivable less accounts payable) and the current fair value of net derivative assets (derivative assets less derivative liabilities) reflected on the consolidated balance sheets. SCE enters into master agreements which typically provide for a right of setoff. Accordingly, SCE's credit risk exposure from counterparties is based on a net exposure under these agreements. SCE manages the credit risk on the portfolio for both rated and non-rated counterparties based on credit ratings using published ratings of counterparties and other publicly disclosed information, such as financial statements, regulatory filings, and press releases, to guide it in the process of setting credit levels, risk limits and contractual agreements, including master netting agreements. As of June 30, 2011, the amount of balance sheet exposure as described above, by the credit ratings of SCE's counterparties, was as follows:

	June 30, 2011
(in millions)	Exposure[2]	Collateral	Net Exposure

S&P Credit Rating[1]
A or higher	$130	$—	$130
A-	9	—	9
Not rated[3]	41	(31)	10

Total	$180	$(31)	$149

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

The credit risk exposure set forth in the table above is composed of $4 million of net accounts receivable and $176 million representing the fair value, adjusted for counterparty credit reserves, of derivative contracts.

EDISON MISSION GROUP

RESULTS OF OPERATIONS

Results of Continuing Operations

This section discusses operating results for the three- and six-month periods ended June 30, 2011 and 2010. EMG's continuing operations include the coal plants, renewable energy and gas-fired projects and energy trading. EMG's discontinued operations include all international operations, except the Doga project.

The following table is a summary of competitive power generation results of operations for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2011	2010	2011	2010

Competitive power generation operating revenues	$538	$495	$1,090	$1,147

Fuel	174	160	356	374
Operation and maintenance	329	316	610	566
Depreciation and amortization	79	60	152	120
Other	8	3	8	7

Total operating expenses	590	539	1,126	1,067

Operating income (loss)	(52)	(44)	(36)	80
Interest and dividend income	27	4	29	24
Equity in income from unconsolidated affiliates – net	17	20	12	39
Other income, net	3	1	6	—
Interest expense	(80)	(66)	(160)	(133)

Income (loss) from continuing operations before income taxes	(85)	(85)	(149)	10
Benefit for income tax	(55)	(111)	(101)	(86)

Income (loss) from continuing operations	(30)	26	(48)	96
Income (loss) from discontinued operations – net of tax	(1)	1	(3)	8

Net income (loss)	(31)	27	(51)	104
Less: Net income attributable to noncontrolling interests	—	—	—	—

Net income (loss) available for common shareholder	$(31)	$27	$(51)	$104

Core Earnings (Losses)[1]	$(30)	$(32)	$(48)	$38
Non-Core Earnings (Losses)
Global Settlement	—	58	—	58
Discontinued Operations	(1)	1	(3)	8

Total EMG GAAP Earnings (Losses)	$(31)	$27	$(51)	$104

1
See use of Non-GAAP financial measures in "Edison International Management Overview—Highlights of Operating Results."

EMG's second quarter 2011 core earnings were higher than second quarter 2010 core earnings primarily due to the following pre-tax items:

•
$26 million higher income from a distribution received from the Doga project during the second quarter of 2011, with no comparable amount in 2010.

•
$10 million increase in energy trading revenues due to higher congestion and power trading revenues.

•
$5 million increase in renewable energy adjusted operating income due to the increase in wind projects in operation and higher generation from existing wind projects.

These increases were partially offset by the following:

•
$13 million decrease in Midwest Generation adjusted operating income due to lower average realized energy prices and higher operating expenses due primarily to planned plant outages, partially offset by higher capacity revenues.

•
$10 million decrease in Homer City adjusted operating income due mostly to higher operating expenses primarily resulting from plant outages and higher coal costs. Partially offsetting the decrease were unrealized derivative gains of $2 million in 2011 compared to losses of $12 million in 2010.

•
$14 million increase in interest expense due to higher interest related to renewable project financings of $8 million and lower capitalized interest of $6 million.

EMG's core earnings for the six months ended June 30, 2011 were lower than core earnings for the six months ended June 30, 2010 primarily due to the following pre-tax items:

•
$45 million decrease in Midwest Generation adjusted operating income due to lower average realized energy prices, lower generation and higher operating expenses, partially offset by higher capacity revenues.

•
$63 million decrease in Homer City adjusted operating income due primarily to lower generation and higher operating expenses resulting from the Unit 1 and 2 outages. Unit 1 returned to service on April 5, 2011, and Unit 2 returned to service on May 25, 2011. In addition, partially offsetting the decrease were unrealized derivative gains of $5 million in 2011 compared to losses of $14 million in 2010.

•
$26 million increase in interest expense due to higher interest expense related primarily to renewable energy projects financings of $19 million and lower capitalized interest of $7 million.

•
$22 million decrease in energy trading revenue due to lower congestion and power trading revenues.

These decreases were partially offset by the following:

•
$16 million increase in renewable energy adjusted operating income due to the increase in wind projects in operation coupled with higher generation.

Non-core item for EMG included:

•
An earnings benefit of $58 million recorded in the second quarter of 2010 related to the acceptance by the California Franchise Tax Board of the tax positions finalized with the Internal Revenue Service in 2009 for tax years 1986 through 2002 as part of the federal settlement of tax disputes and a revision to the interest on federal disputed tax items. See "—Income Taxes" below for more information.

Adjusted Operating Income ("AOI")—Overview

The following section and table provide a summary of results of EMG's operating projects and corporate expenses for the second quarters of 2011 and 2010 and six months ended June 30, 2011 and 2010, together with discussions of the contributions by specific projects and of other significant factors affecting these results.

The following table shows the adjusted operating income (loss) of EMG's projects:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2011	2010	2011	2010

Midwest Generation plants	$(52)	$(39)	$3	$48
Homer City plant[1]	(10)	—	(26)	37
Renewable energy projects	24	19	45	29
Energy trading[1]	41	31	56	78
Big 4 projects	9	12	11	16
Sunrise	6	7	(1)	3
Doga	26	—	26	15
March Point[2]	—	—	—	17
Westside projects	(1)	—	(1)	1
Other projects	6	3	10	6
Leveraged lease income	2	1	3	2
Other operating income	2	2	2	1

	53	36	128	253
Corporate administrative and general	(33)	(36)	(69)	(74)
Corporate depreciation and amortization	(6)	(4)	(12)	(8)

AOI[3]	$14	$(4)	$47	$171

1
Effective April 1, 2011, EMMT allocated to Homer City the benefit of an arrangement that allows EMMT to deliver power into the NYISO from Homer City.

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

The following table reconciles AOI to operating income as reflected on EMG's consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2011	2010	2011	2010

AOI	$14	$(4)	$47	$171
Less:
Equity in income of unconsolidated affiliates	17	20	12	39
Dividend income from projects	27	2	28	18
Production tax credits	19	19	37	33
Other income, net	2	(1)	5	1

Operating Income (Loss)	$(51)	$(44)	$(35)	$80

 Adjusted Operating Income from Consolidated Operations

Midwest Generation Plants

The following table presents additional data for the Midwest Generation plants:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2011	2010	2011	2010

Operating Revenues	$280	$281	$631	$660
Operating Expenses
Fuel[1]	107	98	233	239
Plant operations	164	167	282	265
Plant operating leases	18	18	37	37
Depreciation and amortization	29	28	58	56
Asset retirements	9	2	9	3
Administrative and general	5	7	11	12

Total operating expenses	332	320	630	612

Operating Income (Loss)	(52)	(39)	1	48

Other Income	—	—	2	—

AOI	$(52)	$(39)	$3	$48

Statistics
Generation (in GWh)	5,560	5,430	13,030	13,642

1
Included in fuel costs were $0.4 million and $1 million during the second quarters of 2011 and 2010, respectively, and $2 million and $5 million during the six months ended June 30, 2011 and 2010, respectively, related to the net cost of emission allowances. Transfers of emission allowances between Midwest Generation and Homer City are made at fair market value. Transfers of NOx emission allowances to Midwest Generation were $0.4 million during each of the six months ended June 30, 2011 and 2010. Transfers of SO2 emission allowances from Midwest Generation were none and $5 million during the six months ended June 30, 2011 and 2010, respectively. For more information regarding the price of emission allowances, see "EMG: Market Risk Exposures—Commodity Price Risk—Emission Allowances Price Risk."

AOI from the Midwest Generation plants decreased $13 million for the second quarter ended June 30, 2011, compared to the corresponding period of 2010. The second quarter decrease in AOI was attributable to lower energy revenues, higher fuel costs and higher operating expenses, partially offset by higher capacity revenues. The decline in energy revenues was due to lower average realized energy prices, partially offset by higher generation. The increase in fuel costs was due to higher generation and higher coal costs. The increase in operating expenses was due to higher maintenance and overhauls, including the retirement of equipment that was replaced as part of overhauls.

AOI from the Midwest Generation plants decreased $45 million for six months ended June 30, 2011, compared to the corresponding period of 2010. The 2011 decrease in AOI was attributable to lower energy revenues and higher plant operations costs, partially offset by higher capacity revenues. The decline in energy revenues was due to lower average realized energy prices and lower generation due to the permanent shutdown of Will County Units 1 and 2 at the end of 2010 in accordance with the CPS.

Included in operating revenues were unrealized gains (losses) from hedge activities of $2 million and $(3) million for the second quarters of 2011 and 2010, respectively, and $2 million and $4 million for the six months ended June 30, 2011 and 2010, respectively. Unrealized gains (losses) in 2011 and 2010 were attributable to both economic hedge contracts that are accounted for at fair value with offsetting changes recorded on the consolidated statements of operations and the ineffective portion of forward and futures contracts which are derivatives that qualify as cash flow hedges. The ineffective portion of hedge contracts at the Midwest Generation plants was attributable to changes in the difference between energy prices at the Northern Illinois Hub (the settlement point under forward contracts) and the energy prices at the Midwest Generation plants' busbars (the delivery point where power generated by the Midwest Generation plants is delivered into the transmission system).

Included in fuel costs were unrealized losses of $1 million and $2 million during the second quarters of 2011 and 2010, respectively, and $2 million and $7 million for the six months ended June 30, 2011 and

2010, respectively. Unrealized losses were due to oil futures contracts that were accounted for as economic hedges. These contracts were entered into in 2010 and 2009 to hedge variable fuel oil components of rail transportation costs.

Homer City

The following table presents additional data for the Homer City plant:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2011	2010	2011	2010

Operating Revenues[1]	$136	$129	$251	$304
Operating Expenses
Fuel[2]	63	57	115	127
Plant operations	50	38	97	75
Plant operating leases	26	27	51	52
Depreciation and amortization	5	4	10	9
Asset retirements	—	1	—	1
Administrative and general	2	2	4	3

Total operating expenses	146	129	277	267

Operating Income (Loss)	(10)	—	(26)	37

AOI	$(10)	$—	$(26)	$37

Statistics
Generation (in GWh)	2,226	2,289	4,169	5,243

1
Effective April 1, 2011, EMMT allocated to Homer City the benefit of an arrangement that allows EMMT to deliver power into the NYISO from Homer City.

2
Included in fuel costs were $0.3 million and $1 million during the second quarters of 2011 and 2010, respectively, and $1 million and $5 million during the six months ended June 30, 2011 and 2010, respectively, related to the net cost of emission allowances. Transfers of emission allowances between Midwest Generation and Homer City are made at fair market value. Transfers of SO2 emission allowances to Homer City were none and $5 million during the six months ended June 30, 2011 and 2010, respectively. Transfers of NOx emission allowances from Homer City were $0.4 million during each of the six months ended June 30, 2011 and 2010. For more information regarding the price of emission allowances, see "EMG: Market Risk Exposures—Commodity Price Risk—Emission Allowances Price Risk."

AOI from the Homer City plant decreased $10 million for the second quarter ended June 30, 2011, compared to the corresponding period of 2010. The second quarter decrease in AOI was attributable to higher plant maintenance costs from outages at Units 1 and 2 and higher coal costs, partially offset by unrealized gains in 2011 compared to unrealized losses in 2010 related to hedge contracts.

AOI from the Homer City plant decreased $63 million for six months ended June 30, 2011, compared to the corresponding period of 2010. The 2011 decrease in AOI was attributable to lower energy revenues driven by lower generation and energy prices, and higher plant maintenance costs from outages at Units 1 and 2, partially offset by unrealized gains in 2011 compared to unrealized losses in 2010 related to hedge contracts and lower fuel costs. The decline in fuel costs was due to lower generation, partially offset by higher coal costs.

Included in operating revenues were unrealized gains (losses) from hedge activities of $2 million and $(12) million for the second quarters of 2011 and 2010, respectively, and $5 million and $(14) million for the six months ended June 30, 2011 and 2010, respectively. Unrealized gains in 2011 were attributable to both economic hedge contracts that are accounted for at fair value with offsetting changes recorded on the statements of operations and the ineffective portion of forward and futures contracts which are derivatives that qualify as cash flow hedges. Unrealized losses in 2010 were attributable to the ineffective portion of forward and futures contracts. The ineffective portion of hedge contracts at Homer City was attributable to changes in the difference between energy prices at PJM West Hub (the settlement point under forward contracts) and the energy prices at the Homer City busbar (the delivery point where power generated by the Homer City plant is delivered into the transmission system).

Seasonality—Coal Plants

Due to fluctuations in electric demand resulting from warm weather during the summer months and cold weather during the winter months, electric revenues from the coal plants normally vary substantially on a seasonal basis. In addition, maintenance outages generally are scheduled during periods of lower projected electric demand (spring and fall), further reducing generation and increasing major maintenance costs which are recorded as an expense when incurred. Accordingly, income from the coal plants is seasonal and has significant variability from quarter to quarter. Seasonal fluctuations may also be affected by changes in market prices. For further discussion regarding market prices, see "EMG: Market Risk Exposures—Commodity Price Risk—Energy Price Risk."

Renewable Energy Projects

The following table presents additional data for EMG's renewable energy projects:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2011	2010	2011	2010

Operating Revenues	$59	$34	$111	$64
Production Tax Credits	19	19	37	33

	78	53	148	97

Operating Expenses
Plant operations	18	12	36	24
Depreciation and amortization	37	22	68	43
Administrative and general	1	—	2	1

Total operating expenses	56	34	106	68
Equity in income (loss) from unconsolidated affiliates	1	—	1	(1)
Other Income	1	—	2	1

AOI[1]	$24	$19	$45	$29

Statistics
Generation (in GWh)[2]	1,555	992	2,940	1,835

1
AOI is equal to operating income (loss) under GAAP plus equity in income (losses) of unconsolidated affiliates, production tax credits, other income and expense, and net (income) loss attributable to noncontrolling interests. Production tax credits are recognized as wind energy is generated based upon a per-kilowatt-hour rate prescribed in applicable federal and state statutes. Under GAAP, production tax credits generated by wind projects are recorded as a reduction in income taxes. Accordingly, AOI represents a non-GAAP performance measure which may not be comparable to those of other companies. Management believes that inclusion of production tax credits in AOI for wind projects is meaningful for investors as federal and state subsidies are an integral part of the economics of these projects.

2
Includes renewable energy projects that are unconsolidated at EMG. Generation excluding unconsolidated projects was 1,336 GWh and 821 GWh in the second quarter of 2011 and 2010, respectively, and 2,536 GWh and 1,512 GWh in the six months ended June 30, 2011 and 2010, respectively.

AOI from renewable energy projects increased $5 million and $16 million in the second quarter and six months ended June 30, 2011, respectively, compared to the corresponding periods of 2010. The 2011 increases were primarily due to projects that achieved commercial operation in late 2010 and 2011 and increased generation at other projects due to higher availability and favorable wind conditions.

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

AOI from energy trading activities increased $10 million and decreased $22 million for the second quarter and six months ended June 30, 2011, compared to the corresponding periods of 2010. The second quarter and year-to-date variances were attributable to fluctuations in revenues from congestion and power trading, compared to the same prior-year periods.

Adjusted Operating Income from Unconsolidated Affiliates

Doga.    EMG received a distribution from the Doga project in the second quarter of 2011 and in the first quarter of 2010. AOI is recognized when cash is distributed from the project as the Doga project is accounted for on the cost method.

March Point.    During the first quarter of 2010, AOI from the March Point project was $17 million due to an equity distribution received from the project. EMG subsequently sold its ownership interest in the March Point project to its partner in February 2010.

Kern River.    Kern River Cogeneration Company has entered into an extension of its power purchase agreement with Southern California Edison Company, which was set to expire in June 2011. EMG expects that this arrangement will eventually be replaced by a new power purchase agreement, but cannot predict whether a new agreement will be reached on acceptable terms or at all.

Seasonality.    EMG's third quarter equity in income from its unconsolidated energy projects is normally higher than equity in income related to other quarters of the year due to seasonal fluctuations and higher energy contract prices during the summer months.

Interest Expense

	Three months ended June 30,		Six months ended June 30,
(in millions)	2011	2010	2011	2010

Interest expense, net of capitalized interest
EME debt	$(63)	$(58)	$(125)	$(118)
Non-recourse debt	(17)	(8)	(35)	(15)

	$(80)	$(66)	$(160)	$(133)

EMG's interest expense increased primarily due to higher debt balances for wind project financing and lower capitalized interest. Capitalized interest for renewable energy projects under construction was $6 million and $16 million for the second quarter and six months ended June 30, 2011, respectively, compared to $12 million and $23 million for the second quarter and six months ended June 30, 2010, respectively.

Income Taxes

The table below provides a reconciliation of income tax expense computed at the federal statutory income tax rate:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2011	2010	2011	2010

Income (loss) from continuing operations before income taxes	$(85)	$(85)	$(149)	$10

Provision (benefit) for income taxes at federal statutory rate of 35%	$(30)	$(30)	$(52)	$4
Increase (decrease) in income tax from:
State tax – net of federal provision (benefit)	(4)	(3)	(9)	1
Tax credits, net	(19)	(19)	(37)	(34)
Resolution of 1986-2002 state tax issues	—	(58)	—	(58)
Other	(2)	(1)	(3)	1

Total income tax benefit	$(55)	$(111)	$(101)	$(86)

Effective tax rate	65%	131%	68%	nm*

*  Not meaningful.

For a discussion of the status of Edison International's income tax audits, see "Edison International Notes to Consolidated Financial Statements—Note 7. Income Taxes."

LIQUIDITY AND CAPITAL RESOURCES

Available Liquidity

The following table summarizes available liquidity at June 30, 2011:

(in millions)	Cash and Cash Equivalents	Available Under Credit Facilities	Total Available Liquidity

EME as a holding company	$237	$448	$685
EME subsidiaries without contractual dividend restrictions	195	—	195

EME corporate cash and cash equivalents	432	448	880
EME subsidiaries with contractual dividend restrictions
Midwest Generation[1]	254	497	751
Homer City	61	—	61
Other EME subsidiaries	86	—	86
Other EMG subsidiaries	37	—	37

Total	$870	$945	$1,815

1
Cash and cash equivalents are available to meet Midwest Generation's operating and capital expenditure requirements.

EME, as a holding company, does not directly operate any revenue-producing generation facilities. EME relies on cash distributions and tax payments from its projects to meet its obligations, including debt service obligations on long-term debt. The timing and amount of distributions from EME's subsidiaries may be restricted. For further details, see "—Debt Covenants and Dividend Restrictions."

The following table summarizes the status of the EME and Midwest Generation credit facilities at June 30, 2011, which mature in June 2012:

(in millions)	EME	Midwest Generation

Commitments	$564	$500
Outstanding borrowings	—	—
Outstanding letters of credit	(116)	(3)

Amount available	$448	$497

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

Homer City Outage

During the first half of 2011, Homer City Units 1 and 2 were off line due to a steam pipe rupture at Unit 1 and precautionary maintenance at Unit 2. While Unit 1 returned to service on April 5, 2011 and Unit 2 on May 25, 2011, the outages and the continuation of low power prices have impacted Homer City's liquidity. As a result, in order to have sufficient working capital available for operating expenses and to pay the equity portion of Homer City's rent payment that was due April 1, 2011 to the owner-lessors, Homer City had to defer certain fuel deliveries, arrange for accelerated payments by EMMT for future energy deliveries under an intercompany arrangement in place between EMMT and Homer City, and draw $12 million from the $20 million equity rent reserve established under its sale-leaseback transaction documents. Homer City must restore the equity rent reserve account and continue to make equity rent payments in order to be entitled to make future distributions. Homer City anticipates that the equity rent reserve balance will be restored in the future. At June 30, 2011, the equity rent reserve balance remained at the drawn balance of $8 million, but Homer City had delivered energy sufficient to eliminate the accelerated payments by EMMT. Effective April 1, 2011, EMMT allocated to Homer City the benefit of an arrangement that allows EMMT to deliver power into the NYISO from Homer City. Accordingly, since April 1, 2011, these revenues have been recorded as part of Homer City's revenues in lieu of their prior classification as EMMT trading revenues. EMMT realized trading revenues of $28 million under this arrangement in 2010.

The actions described above also resulted in Homer City being in compliance with the covenant requirements of its sale-leaseback documents relating to the payment of equity rent at April 1, 2011. Under these documents, rent payments are comprised of two components, senior rent and equity rent. Senior rent is used exclusively for debt service to holders of senior secured bonds issued in connection with the sale-leaseback transaction, while equity rent is paid to the owner-lessors. In order to pay equity rent, among other requirements, Homer City is required to meet historical and projected senior rent service coverage ratios of 1.7 to 1 (subject to reduction to 1.3 to 1 under certain circumstances). Homer City is not subject to any minimum historical and projected senior rent service coverage ratios except as conditions to distributions and equity rent payments. For additional discussion regarding Homer City's liquidity, see "Edison International Management Overview—Management Overview of EMG—Cross-State Air Pollution Rule" and "—Homer City Capital Needs."

 Capital Investment Plan

At June 30, 2011, forecasted capital expenditures through 2013 by EMG's subsidiaries for existing projects, corporate activities and turbine commitments were as follows:

(in millions)	July through December 2011	2012	2013

Midwest Generation Plants
Environmental[1]	$49	$172	$317
Plant capital	11	21	28
Homer City Plant
Environmental[1]	—	—	—
Plant capital	5	26	16
Walnut Creek Project	173	257	43
Renewable Energy Projects
Capital and construction	72	—	—
Turbine commitments	45	8	—
Other capital	7	14	14

Total	$362	$498	$418

1
For additional information, see "Edison International Management Overview—Management Overview of EMG—Cross-State Air Pollution Rule."

Environmental Capital Expenditures

Midwest Generation plants' environmental expenditures include $34 million for remaining expenditures in 2011 related to selective non-catalytic reduction (SNCR) equipment and $501 million for expenditures for the remainder of 2011 to 2013 to begin to retrofit initial units using dry scrubbing with sodium-based sorbents to comply with CPS requirements for SO2 emissions. EMG believes Midwest Generation's current environmental remediation plan, including allocated allowances and capital expenditures, required to meet the CPS will also comply with the requirements of CSAPR and the proposed National Emissions Standards for Hazardous Air Pollutants. Midwest Generation could elect to shut down units instead of installing controls to be in compliance with CPS and other requirements, and, therefore, decisions about any particular combination of retrofits and shutdowns it may ultimately employ to comply remain subject to conditions applicable at the time decisions are required or made. Accordingly, the environmental expenditures for Midwest Generation in the preceding table represent current projects only and are subject to change based upon a number of considerations. Actual expenditures could be higher or lower. Preconstruction engineering and initial construction work for a project may occur in 2011 in advance of a final decision to continue or complete the project. For additional discussion, see "Edison International Management Overview—Management Overview of EMG—Midwest Generation Environmental Compliance Plans and Costs."

The capital investment plan set forth in the previous table does not include environmental capital expenditures that Homer City will be required to undertake to meet the requirements of CSAPR. The timing, selection of technology and ultimate capital costs remain uncertain. For a discussion of environmental regulations, see "Edison International Management Overview—Management Overview of EMG—Cross State Air Pollution Rule" and "—Homer City Capital Needs" in this MD&A, and "Item 1. Environmental Regulation of Edison International and Subsidiaries" and "Item 1A. Risk Factors—Risks Relating to EMG—Regulatory and Environmental Risks" in the 2010 Form 10-K.

Plant Capital Expenditures

Plant capital expenditures in the preceding table relate to non-environmental projects such as upgrades to boiler and turbine controls, replacement of major boiler components, generator stator rewinds, and development of a coal-cleaning plant refuse site and a new ash disposal site.

Funding of Capital Expenditures

In July, EME secured $495 million in construction and term financing for the Walnut Creek project. In addition, EME used the proceeds of the Laredo Ridge U.S. Treasury grant of $57 million received in July 2011 to repay the Laredo Ridge bridge loan. EME anticipates that the capital investment for renewable energy projects under construction will be funded using a combination of construction and term financings, U.S. Treasury grants and cash on hand. In addition to the U.S. Treasury grant received in July, U.S. Treasury grants of approximately $360 million are anticipated in 2011 and 2012 based on estimated eligible construction costs for renewable projects. For additional information on the Walnut Creek project, see "Edison International Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements—Project Financings—Walnut Creek."

Renewable Energy Projects

In the second quarter of 2011, EMG acquired and commenced construction on the 55 MW Pinnacle wind project. The Community Wind North wind project achieved commercial operation on May 28, 2011, and the Taloga wind project achieved commercial operation on July 13, 2011.

The capital investment plan set forth in the previous table does not include capital expenditures for future projects. At June 30, 2011, EMG had a development pipeline of potential wind projects with projected installed capacity of approximately 3,900 MW. The development pipeline represents potential wind projects with respect to which EMG either owns the project rights or has exclusive acquisition rights. The pace of additional growth in EMG's renewable program will be subject to the availability of third-party equity capital. At June 30, 2011, EMG had capitalized costs and turbine deposits totaling $53 million related to renewable energy development efforts. To the extent that the renewable energy projects are not successful, EMG would record a charge to write down the carrying amount of these assets.

Historical Segment Cash Flows

The table below sets forth condensed historical cash flow information for EMG.

Condensed Statement of Cash Flows

	Six months ended June 30,
(in millions)	2011	2010

Operating cash flow from continuing operations	$(79)	$(120)
Operating cash flow from discontinued operations	(3)	8

Net cash used by operating activities	(82)	(112)
Net cash provided (used) by financing activities	96	(52)
Net cash used by investing activities	(242)	(274)

Net decrease in cash and cash equivalents	$(228)	$(438)

Net Cash Provided by Operating Activities

The decrease in the first six months of 2011 as compared to the first six months of 2010 in cash used by operating activities from continuing operations was primarily attributable to lower net income, a $253 million deposit paid by Edison Capital to the IRS in 2010 related to the Global Settlement, $92 million of U.S. Treasury grants received in 2010, and changes in other current liabilities.

Net Cash Provided by Financing Activities

The increase in the first six months of 2011 as compared to the first six months of 2010 in cash provided by financing activities from continuing operations was primarily attributable to additional wind project borrowings.

 Net Cash Provided by Investing Activities

Cash used in investing activities for the first six months of 2011 and 2010 primarily consisted of capital expenditures. In addition, cash used in investing activities for the first six months of 2011 included wind and gas project investments and other capital expenditures.

Credit Ratings

Overview

Credit ratings for EME, Midwest Generation and EMMT as of June 30, 2011 were as follows:

	Moody's Rating	S&P Rating	Fitch Rating

EME[1]	Caa1	B-	CCC
Midwest Generation[2]	Ba3	B+	BB-
EMMT	Not Rated	B-	Not Rated

1
Senior unsecured rating.

2
First priority senior secured rating.

On June 29, 2011, Moody's lowered the credit ratings of EME to Caa1 from B3 and Midwest Generation to Ba3 from Ba2. On June 30, 2011, Fitch lowered the credit ratings of EME to CCC from B- and Midwest Generation to BB- from BB. All the above ratings are on negative outlook. EME cannot provide assurance that its current credit ratings or the credit ratings of its subsidiaries will remain in effect for any given period of time or that one or more of these ratings will not be lowered. EME notes that these credit ratings are not recommendations to buy, sell or hold its securities and may be revised at any time by a rating agency.

EMG does not have any "rating triggers" contained in subsidiary financings that would result in a requirement to make equity contributions or provide additional financial support to its subsidiaries, including EMMT. However, coal contracts at Midwest Generation include provisions that provide the right to request additional collateral to support payment obligations for delivered coal and may vary based on Midwest Generation's credit ratings. Furthermore, EMMT also has hedge contracts that do not require margin, but contain the right of each party to request additional credit support in the form of adequate assurance of performance in the case of an adverse development affecting the other party.

Credit Rating of EMMT

For a discussion of the effect of EMMT's credit rating on EMG's ability to sell forward the output of the Homer City plant through EMMT, refer to "EMG: Liquidity and Capital Resources—Credit Ratings—Credit Rating of EMMT" in the year-ended 2010 MD&A.

Margin, Collateral Deposits and Other Credit Support for Energy Contracts

To reduce its exposure to market risk, EME hedges a portion of its electricity price exposure through EMMT. In connection with entering into contracts, EMMT may be required to support its risk of nonperformance through parent guarantees, margining or other credit support. EME has entered into guarantees in support of EMMT's hedging and trading activities; however, EME has historically also provided collateral in the form of cash and letters of credit for the benefit of counterparties related to the net of accounts payable, accounts receivable, unrealized losses, and unrealized gains in connection with these hedging and trading activities. For further details, see "Edison International Notes to Consolidated Financial Statements—Note 6. Derivative Instruments and Hedging Activities."

Future cash collateral requirements may be higher than the margin and collateral requirements at June 30, 2011, if wholesale energy prices change or if EMMT enters into additional transactions. Certain EMMT hedge contracts do not require margin, but contain provisions that require EME or Midwest Generation to comply with the terms and conditions of their credit facilities. The credit facilities contain financial covenants which are described further in "—Debt Covenants and Dividend Restrictions."

 Debt Covenants and Dividend Restrictions

Credit Facility Financial Ratios

EME's credit facility contains financial covenants which require EME to maintain a minimum interest coverage ratio and a maximum corporate-debt-to-capital ratio as such terms are defined in the credit facility.

The following table sets forth the interest coverage ratio:

	Twelve months ended
	June 30, 2011	December 31, 2010

Ratio	1.83	2.07
Covenant threshold (not less than)	1.20	1.20

The following table sets forth the corporate-debt-to-capital ratio:

	June 30, 2011	December 31, 2010

Corporate-debt-to-capital ratio	0.52	0.52
Covenant threshold (not more than)	0.75	0.75

Key Ratios of EMG's Principal Subsidiaries Affecting Dividends

Set forth below are key ratios of EMG's principal subsidiaries required by financing arrangements at June 30, 2011 or for the 12 months ended June 30, 2011:

Subsidiary	Financial Ratio	Covenant	Actual

Midwest Generation (Midwest Generation plants)	Debt to Capitalization Ratio	Less than or equal to 0.60 to 1	0.14 to 1
Homer City (Homer City plant)	Senior Rent Service Coverage Ratio	Greater than 1.7 to 1	1.75 to 1

To make distributions, including repayment of certain intercompany loans, Homer City must meet the senior rent service coverage ratio. In addition, Homer City is restricted from making distributions until the Homer City equity reserve account is replenished. For additional information, see "Edison Mission Group—Liquidity and Capital Resources—Homer City Outage" in this MD&A.

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

EME's Senior Notes and Guaranty of Powerton-Joliet Leases

EME is restricted under applicable agreements from selling or disposing of assets, which includes distributions, if the aggregate net book value of all such sales and dispositions during the most recent 12-month period would exceed 10% of consolidated net tangible assets as defined in such agreements computed as of the end of the most recent fiscal quarter preceding the sale or disposition in question. At June 30, 2011, the maximum permissible sale or disposition of EME assets was $888 million.

This limitation does not apply if the proceeds are invested in assets in similar or related lines of business of EME. Furthermore, EME may sell or otherwise dispose of assets in excess of such 10% limitation if the proceeds from such sales or dispositions, which are not reinvested as provided above, are retained as cash or cash equivalents or are used to repay debt.

 Contractual Obligations and Contingencies

Fuel Supply Contracts

For a discussion of fuel supply contracts, see "Edison International Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies—Other Commitments."

Capital Expenditures

For a discussion of capital expenditures, see "Edison International Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies—Other Commitments—Capital Expenditures."

Midwest Generation New Source Review and Other Litigation

For a discussion of the Midwest Generation New Source Review lawsuit, see "Edison International Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies—Contingencies—Midwest Generation New Source Review and Other Litigation."

Homer City New Source Review and Other Litigation

For a discussion of the Homer City New Source Review lawsuit, see "Edison International Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies—Contingencies—Homer City New Source Review and Other Litigation."

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

Derivative Instruments

Unrealized Gains and Losses

EMG classifies unrealized gains and losses from derivative instruments (other than the effective portion of derivatives that qualify for hedge accounting) as part of operating revenues or fuel costs. The following table summarizes unrealized gains (losses) from non-trading activities:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2011	2010	2011	2010

Midwest Generation plants
Non-qualifying hedges	$2	$(4)	$1	$(6)
Ineffective portion of cash flow hedges	(1)	(1)	(1)	3
Homer City plant
Non-qualifying hedges	2	—	3	—
Ineffective portion of cash flow hedges	—	(12)	2	(14)

Total unrealized gains (losses)	$3	$(17)	$5	$(17)

At June 30, 2011, cumulative unrealized gains of $8 million were recognized from non-qualifying hedge contracts or the ineffective portion of cash flow hedges related to subsequent periods ($3 million for the remainder of 2011 and $5 million for 2012).

 Fair Value Disclosures

In determining the fair value of EMG's derivative positions, EMG uses third-party market pricing where available. For further explanation of the fair value hierarchy and a discussion of EMG's derivative instruments, see "Edison International Notes to Consolidated Financial Statements—Note 4. Fair Value Measurements" and "Note 6. Derivative Instruments and Hedging Activities," respectively.

Commodity Price Risk

Energy Price Risk

Energy and capacity from the coal plants are sold under terms, including price, duration and quantity, arranged by EMMT with customers through a combination of bilateral agreements (resulting from negotiations or from auctions), forward energy sales and spot market sales. Power is sold into PJM at spot prices based upon locational marginal pricing. Hedging transactions related to generation are generally entered into at the Northern Illinois Hub, and to a lesser extent, the AEP/Dayton and Cinergy Hubs, all in PJM, for the Midwest Generation plants and generally at the PJM West Hub for the Homer City plant. In addition, energy hedging transactions may be entered into using natural gas. Energy from 428 MW of merchant renewable energy projects is sold in the energy markets, primarily at spot prices in PJM and the Electric Reliability Council of Texas (ERCOT).

The following table depicts the average historical market prices for energy per megawatt-hour at the locations indicated for the first six months of 2011 and 2010:

	24-Hour Average Historical Market Prices[1]
	2011	2010

Midwest Generation plants
Northern Illinois Hub	$34.50	$33.44
Homer City plant
PJM West Hub	46.52	43.88
Homer City Busbar	42.45	38.28

1
Energy prices were calculated at the Northern Illinois Hub and Homer City Busbar delivery points and the PJM West Hub using historical hourly real-time prices as published by PJM or provided on the PJM web-site.

The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the Northern Illinois Hub and PJM West Hub at June 30, 2011:

	24-Hour Forward Energy Prices[1]
	Northern Illinois Hub	PJM West Hub

2011
July	$36.43	$51.14
August	38.60	51.32
September	29.83	43.39
October	26.21	40.24
November	29.67	40.84
December	31.33	46.46
2012 calendar "strip"[2]	33.08	46.01

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

EMMT engages in hedging activities for the coal plants to hedge the risk of future change in the price of electricity. The following table summarizes the hedge positions (including load requirements services contracts and forward contracts accounted for on the accrual basis) at June 30, 2011 for electricity expected to be generated during the remainder of 2011 and in 2012 and 2013:

	2011		2012		2013
	MWh (in thousands)	Average price/ MWh[1]	MWh (in thousands)	Average price/ MWh[1]	MWh (in thousands)	Average price/ MWh[1]

Midwest Generation plants[2]
Northern Illinois	6,892	$38.70	7,798	$37.38	1,020	$39.11
Homer City plant3,[4]
PJM West Hub	2,002	56.34	1,340	51.66	204	51.85

Total	8,894		9,138		1,224

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

2
Includes hedging transactions primarily at the Northern Illinois Hub and to a lesser extent the AEP/Dayton and Cinergy Hubs.

3
Includes hedging transactions primarily at the PJM West Hub and to a lesser extent at other trading locations. Years 2011 and 2012 include hedging activities entered into by EMMT for the Homer City plant that are not designated under the intercompany agreements with Homer City due to limitations under the sale-leaseback transaction documents.

4
The average price/MWh includes 175 MW of capacity for periods ranging from July 1, 2011 to May 31, 2012 at Homer City sold in conjunction with load requirements services contracts.

Capacity Price Risk

The following table summarizes the status of capacity sales for Midwest Generation and Homer City at June 30, 2011:

						Other Capacity Sales, Net of Purchases[3]
				RPM Capacity Sold in Base Residual Auction
	Installed Capacity MW	Unsold Capacity[1] MW	Capacity Sold[2] MW				Average Price per MW-day	Aggregate Average Price per MW-day
				MW	Price per MW-day	MW

July 1, 2011 to May 31, 2012
Midwest Generation	5,477	(495)	4,982	4,582	$110.00	400	$85.00	$107.99
Homer City	1,884	(163)	1,721	1,771	110.00	(50)	30.00	112.32
June 1, 2012 to May 31, 2013
Midwest Generation	5,477	(773)	4,704	4,704	16.46	—	—	16.46
Homer City	1,884	(232)	1,652	1,736	133.37	(84)	16.46	139.31
June 1, 2013 to May 31, 2014
Midwest Generation	5,477	(827)	4,650	4,650	27.73	—	—	27.73
Homer City	1,884	(104)	1,780	1,780	226.15	—	—	221.03	[4]
June 1, 2014 to May 31, 2015
Midwest Generation	5,477	(852)	4,625	4,625	125.99	—	—	125.99
Homer City	1,884	(190)	1,694	1,694	136.50	—	—	136.50

1
Capacity not sold arises from: (i) capacity retained to meet forced outages under the RPM auction guidelines, and (ii) capacity that PJM does not purchase at the clearing price resulting from the RPM auction.

2
Excludes 175 MW of capacity for periods ranging from July 1, 2011 to May 31, 2012 at Homer City sold in conjunction with load requirements services contracts.

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

Basis Risk

During the six months ended June 30, 2011 and 2010, prices at the Homer City busbar were lower than the PJM West Hub by an average of 9% and 13%, respectively, due to transmission congestion in PJM. During the six months ended June 30, 2011, prices at the individual busbars of the Midwest Generation plants were lower than the AEP/Dayton Hub, Cinergy Hub and Northern Illinois Hub by an average of 13%, 2% and 1%, respectively, compared to 11%, 2% and 1%, respectively, during the six months ended June 30, 2010, due to transmission congestion in PJM.

Coal and Transportation Price Risk

The Midwest Generation plants and Homer City plant purchase coal primarily from the Southern PRB of Wyoming and from mines located near the facilities in Pennsylvania, respectively. Coal purchases are made under a variety of supply agreements. The following table summarizes the amount of coal under contract at June 30, 2011 for the remainder of 2011 and the following two years:

	Amount of Coal Under Contract in Millions of Equivalent Tons[1]
	July through December 2011	2012	2013

Midwest Generation plants[2]	8.9	11.7	—
Homer City plant	2.7	2.2	0.8

1
The amount of coal under contract in equivalent tons is calculated based on contracted tons and applying an 8,800 Btu equivalent for the Midwest Generation plants and 13,000 Btu equivalent for the Homer City plant.

2
In July 2011, Midwest Generation entered into additional contractual agreements for the purchase of coal of 0.5 million tons for the remainder of 2011, 2.0 million tons for 2012, 9.8 million tons for 2013, and 9.8 million tons for 2014.

EMG is subject to price risk for purchases of coal that are not under contract. Prices of Northern Appalachian (NAPP) coal, which are related to the price of coal purchased for the Homer City plant, increased during 2011 from 2010 year-end prices. The market price of NAPP coal (with 13,000 Btu per pound heat content and <3.0 pounds of SO2 per MMBtu sulfur content) increased to a price of $78.20 per ton at July 1, 2011, compared to a price of $70 per ton at December 31, 2010, as reported by the Energy Information Administration.

Prices of PRB coal (with 8,800 Btu per pound heat content and 0.8 pounds of SO2 per MMBtu sulfur content) purchased for the Midwest Generation plants fluctuated between $12.35 per ton and $14.75 per ton during the first six months of 2011. The market price of PRB coal decreased to a price of $13.25 per ton at July 1, 2011, compared to a price of $13.60 per ton at December 31, 2010, as reported by the Energy Information Administration.

EMG has contracts for the transport of coal to its facilities. The primary contract is with Union Pacific Railroad (and various short-haul carriers), which extends through December 31, 2011. EMG is exposed to price risk related to transportation rates after the expiration of its existing transportation contracts. Current market transportation rates for PRB coal are materially higher than the existing rates under contract. Transportation costs are approximately half of the delivered cost of PRB coal to the Midwest Generation plants.

Emission Allowances Price Risk

The federal Acid Rain Program requires electric generating stations to hold SO2 allowances sufficient to cover their annual emissions. Pursuant to Pennsylvania's and Illinois' implementation of the CAIR, which expires on December 31, 2011, coal plants are required to hold seasonal and annual NOx allowances.

In the event that actual emissions required are greater than allowances held, EMG is subject to price risk for purchases of emission allowances. The market price for emission allowances may vary significantly. The average purchase price of SO2 allowances decreased to $7 per ton during the six months ended June 30, 2011 from $50 per ton in 2010. The average purchase price of annual NOx allowances decreased to $244 per ton during the six months ended June 30, 2011 from $936 per ton in 2010. Based on broker's quotes and information from public sources, the spot price for SO2 allowances and annual NOx allowances was $4 per ton and $147.50 per ton, respectively, at June 30, 2011.

Under CSAPR, beginning January 1, 2012, the amount of SO2 that a plant emits in its operation will need to be matched by a sufficient amount of SO2 allowances designated under this program (CSAPR SO2 allowances) that are either allocated to the plant under the CSAPR program or purchased in the open market. SO2 allowances under the federal Acid Rain Program cannot be used to satisfy the requirements under CSAPR. EME will be impacted by market prices for additional CSAPR SO2 allowances required, but availability and market prices are uncertain. For additional information on CSAPR, see "Edison International Notes to Consolidated Financial Statements—Note 10. Regulatory and Environmental Developments—Cross-State Air Pollution Rule."

Credit Risk

The credit risk exposure from counterparties of merchant energy hedging and trading activities is measured as the sum of net receivables (accounts receivable less accounts payable) and the current fair value of net derivative assets. EMG's subsidiaries enter into master agreements and other arrangements in conducting such activities which typically provide for a right of setoff in the event of bankruptcy or default by the counterparty. At June 30, 2011, the balance sheet exposure as described above, by the credit ratings of EMG's counterparties, was as follows:

	June 30, 2011
(in millions)	Exposure[2]	Collateral	Net Exposure

Credit Rating[1]
A or higher	$123	$—	$123
A-	2	—	2
BBB+	16	—	16
BBB	1	—	1
BBB-	14	—	14
Below investment grade	32	(31)	1

Total	$188	$(31)	$157

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

The credit risk exposure set forth in the above table is composed of $113 million of net accounts receivable and payables and $76 million representing the fair value of derivative contracts. The exposure is based on master netting agreements with the related counterparties. Credit ratings may not be reflective of the actual related credit risks. In addition to the amounts set forth in the above table, EMG's subsidiaries have posted a $50 million cash margin in the aggregate with PJM, NYISO, Midwest Independent Transmission System Operator (MISO), clearing brokers and other counterparties to support hedging and trading activities. The margin posted to support these activities also exposes EMG to credit risk of the related entities.

The coal plants sell electric power generally into the PJM market by participating in PJM's capacity and energy markets or transacting in capacity and energy on a bilateral basis. Sales into PJM accounted for approximately 66% of EMG's consolidated operating revenues for the six months ended June 30, 2011. At June 30, 2011, EMG's account receivable due from PJM was $73 million.

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

Interest Rate Risk

Interest rate changes can affect earnings and the cost of capital for capital improvements or new investments in power projects. EMG mitigates the risk of interest rate fluctuations by arranging for fixed rate financing or variable rate financing with interest rate swaps, interest rate options or other hedging mechanisms for a number of its project financings. For details, see "Edison International Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements," and refer to "Note 5 Debt and Credit Agreements" in Item 8 of Edison International's 2010 Form 10-K.

EDISON INTERNATIONAL PARENT AND OTHER

RESULTS OF OPERATIONS

Results of operations for Edison International Parent and Other includes amounts from other Edison International subsidiaries that are not significant as a reportable segment, as well as intercompany eliminations.

Edison International Parent and Other income (loss) from continuing operations was $(4) million and $16 million for the three months ended June 30, 2011 and 2010, respectively, and $(6) million and $11 million for the six months ended June 30, 2011 and 2010, respectively. Results for the three- and six-month periods ended June 30, 2010 included $27 million of consolidated tax benefits from acceptance by the California Franchise Tax Board of the tax positions finalized with the IRS in 2009 as part of the Global Settlement. Results for the three- and six-month periods ended June 30, 2011 included consolidated tax benefits resulting from differences in state tax allocations to subsidiaries of income taxes under the tax allocation agreements of $5 million and $11 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Edison International Parent liquidity and its ability to pay operating expenses and dividends to common shareholders is dependent on dividends from SCE, tax-allocation payments under its tax-allocation agreements with its subsidiaries, and access to bank and capital markets.

At June 30, 2011, Edison International (parent) had $19 million of cash and equivalents on hand. The following table summarizes the status of the Edison International (parent) credit facility at June 30, 2011:

(in millions)	Edison International (parent)

Commitment	$1,426
Outstanding borrowings	(79)
Outstanding letters of credit	—

Amount available	$1,347

Edison International has a debt covenant in its credit facility that requires a consolidated debt to total capitalization ratio of less than or equal to 0.65 to 1. At June 30, 2011, Edison International's consolidated debt to total capitalization ratio was 0.54 to 1.

Historical Cash Flows

Condensed Statement of Cash Flows

The table below sets forth condensed historical cash flow information for Edison International Parent and Other.

	Six months ended June 30,
(in millions)	2011	2010

Net cash used by operating activities	$(81)	$(21)
Net cash provided by financing activities	79	25
Net cash provided by investing activities	1	7

Net increase (decrease) in cash and cash equivalents	$(1)	$11

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

Net Cash Provided (Used) by Financing Activities

Financing activities for the first six months of 2011 were as follows:

•
Paid $209 million of dividends (or $0.64 per share) to Edison International common shareholders. In April 2011, the Board of Directors of Edison International declared a $0.32 per share quarterly dividend which is payable in July 2011.

•
Received $230 million of dividend payments from SCE.

•
Borrowed $60 million under Edison International's line of credit to fund interim working capital requirements.

Financing activities for the first six months of 2010 were as follows:

•
Paid $205 million of dividends (or $0.63 per share) to Edison International common shareholders. In April 2010, the Board of Directors of Edison International declared a $0.315 per share quarterly dividend which was paid in July 2010.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a discussion of Edison International's legal proceedings, refer to "Edison International Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies—Contingencies" in the 2010 Form 10-K. There have been no significant developments with respect to legal proceedings specifically affecting Edison International since the filing of the 2010 Form 10-K, except as follows:

California Coastal Commission Potential Environmental Proceeding

In May 2010, the California Coastal Commission issued an NOV to SCE, its contractor, and property owners ("NOV Recipients") related to activity on a property that was used for equipment storage related to a nearby SCE electricity line undergrounding construction project. The NOV alleged that SCE, through its contractor, violated the California Coastal Act by removing without the appropriate permits approximately one acre of vegetation from the property, which was located in a protected coastal zone within and adjacent to the City of Newport Beach, California. In late 2010, SCE tendered an indemnification claim to its contractor for liability associated with the NOV, which the contractor accepted. In April 2011, the NOV Recipients entered into a Consent Order with the Coastal Commission to resolve the NOV Recipients' liability to the Coastal Commission under the Coastal Act. On June 10, 2011, the NOV Recipients entered into a Settlement Agreement to resolve any remaining claims among themselves pertaining to the NOV.

 Navajo Nation Litigation

Developments related to the Navajo Nation litigation are discussed in "SCE Notes to Consolidated Financial Statements Note 9. Commitments and Contingencies—Contingencies—Navajo Nation Litigation."

Midwest Generation New Source Review and Other Litigation

Nine of ten PSD claims have been dismissed, along with claims related to alleged violations of Title V of the CAA to the extent based on the dismissed PSD claims. The court has also dismissed all claims asserted against Commonwealth Edison Company and EME. The court denied a motion to dismiss a claim by the Chicago-based environmental action groups for civil penalties in the remaining PSD claim, but noted that the plaintiffs will be required to convince the court that the statute of limitations should be equitably tolled. The court did not address other counts in the complaint that allege violations of opacity and particulate matter limitations under the Illinois State Implementation Plan and Title V of the CAA. Trial of the liability portion of the case is scheduled to commence on June 3, 2013.

In May 2011, two complaints were filed against Midwest Generation in the Northern District of Illinois by residents living near the Crawford and Fisk facilities on behalf of themselves and all others similarly situated, each asserting claims of nuisance, negligence, trespass, and strict liability. The plaintiffs seek to have their suits certified as a class action and request injunctive relief, as well as compensatory and punitive damages.

Homer City New Source Review and Other Litigation

In April 2011, Homer City filed motions to dismiss two complaints that were filed in January 2011 by the US EPA and two residents, respectively, in the Western District of Pennsylvania.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total Number of Shares (or Units) Purchased[1]	(b) Average Price Paid per Share (or Unit)[1]	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

April 1, 2011 to April 30, 2011	107,173	$38.13	—	—
May 1, 2011 to May 31, 2011	621,653	$39.57	—	—
June 1, 2011 to June 30, 2011	511,001	$38.89	—	—

Total	1,239,827	$39.17	—	—

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

 ITEM 6. EXHIBITS

10.1	Edison International and Southern California Edison Company Director Compensation Schedule, as adopted June 23, 2011
10.2
Edison International 2007 Performance Incentive Plan, Amended and Restated as of February 24, 2011 (File 1-9936, filed as Exhibit 10.1 to Edison International's Form 8-K dated April 28, 2011 and filed April 29, 2011)*
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32	Statement Pursuant to 18 U.S.C. Section 1350
101
Financial statements from the quarterly report on Form 10-Q of Edison International for the quarter ended June 30, 2011, filed on August 4, 2011, formatted in XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements

*
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

Date: August 4, 2011