Form 10-Q
period 2012-03-31
EDISON INTERNATIONAL
filed 2012-05-02
CIK 827052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
__________________________
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at April 30, 2012
Common Stock, no par value	325,811,206

i

GLOSSARY
The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2011 Form 10-K	Edison International's Annual Report on Form 10-K for the year-ended December 31, 2011
2010 Tax Relief Act	Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010
AFUDC	allowance for funds used during construction
Ambit project	American Bituminous Power Partners, L.P.
AOI	Adjusted Operating Income (Loss)
APS	Arizona Public Service Company
ARO(s)	asset retirement obligation(s)
BACT	best available control technology
BART	best available retrofit technology
Bcf	billion cubic feet
Big 4	Kern River, Midway-Sunset, Sycamore and Watson natural gas power projects
Btu	British thermal units
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAISO	California Independent System Operator
CAMR	Clean Air Mercury Rule
CARB	California Air Resources Board
CDWR	California Department of Water Resources
CEC	California Energy Commission
coal plants	Midwest Generation coal plants and Homer City plant
Commonwealth Edison	Commonwealth Edison Company
CPS	Combined Pollutant Standard
CPUC	California Public Utilities Commission
CSAPR	Cross-State Air Pollution Rule
CRRs	congestion revenue rights
DOE	U.S. Department of Energy
EME	Edison Mission Energy
EMG	Edison Mission Group Inc.
EMMT	Edison Mission Marketing & Trading, Inc.
EPS	earnings per share
ERRA	energy resource recovery account
Exelon Generation	Exelon Generation Company LLC
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FGIC	Financial Guarantee Insurance Company
FIP(s)	federal implementation plan(s)
Four Corners	coal fueled electric generating facility located in Farmington, New Mexico in which SCE holds a 48% ownership interest
GAAP	generally accepted accounting principles
GECC	General Electric Capital Corporation
GHG	greenhouse gas

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

v

(This page has been left blank intentionally.)

PART I.    FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

Consolidated Statements of Income	Edison International

	Three months ended March 31,
(in millions, except per-share amounts, unaudited)	2012	2011
Electric utility	$2,412	$2,230
Competitive power generation	444	552
Total operating revenue	2,856	2,782
Fuel	283	258
Purchased power	615	508
Operation and maintenance	1,184	1,149
Depreciation, decommissioning and amortization	456	417
Asset impairments and other	14	—
Total operating expenses	2,552	2,332
Operating income	304	450
Interest and dividend income	3	4
Equity in loss from unconsolidated affiliates – net	(1)	(5)
Other income	31	41
Interest expense	(212)	(196)
Other expenses	(10)	(13)
Income from continuing operations before income taxes	115	281
Income tax expense	—	65
Income from continuing operations	115	216
Loss from discontinued operations, net of tax	(1)	(2)
Net income	114	214
Dividends on preferred and preference stock of utility	19	14
Other noncontrolling interests	2	—
Net income attributable to Edison International common shareholders	$93	$200
Amounts attributable to Edison International common shareholders:
Income from continuing operations, net of tax	$94	$202
Loss from discontinued operations, net of tax	(1)	(2)
Net income attributable to Edison International common shareholders	$93	$200
Basic earnings (loss) per common share attributable to Edison International common shareholders:
Weighted-average shares of common stock outstanding	326	326
Continuing operations	$0.28	$0.62
Discontinued operations	—	(0.01)
Total	$0.28	$0.61
Diluted earnings (loss) per common share attributable to Edison International common shareholders:
Weighted-average shares of common stock outstanding, including effect of dilutive securities	329	328
Continuing operations	$0.28	$0.62
Discontinued operations	—	(0.01)
Total	$0.28	$0.61
Dividends declared per common share	$0.325	$0.320

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income	Edison International

	Three months ended March 31,
(in millions, unaudited)	2012	2011
Net income	$114	$214
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits other than pensions:
Amortization of net loss included in net income, net of income tax expense of $4 and $1 for 2012 and 2011, respectively	7	3
Unrealized gain (loss) on derivatives qualified as cash flow hedges:
Unrealized holding gain arising during the period, net of income tax expense of $17 and $4 for 2012 and 2011, respectively	25	6
Reclassification adjustments included in net income, net of income tax benefit of $8 and $6 for 2012 and 2011, respectively	(11)	(10)
Other comprehensive income (loss)	21	(1)
Comprehensive income	135	213
Less: Comprehensive income attributable to noncontrolling interests	21	14
Comprehensive income attributable to Edison International	$114	$199

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

(in millions, unaudited)	March 31, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$1,483	$1,469
Receivables, less allowances of $76 and $75 for uncollectible accounts at respective dates	753	908
Accrued unbilled revenue	508	519
Inventory	579	624
Prepaid taxes	121	88
Derivative assets	90	106
Restricted cash and cash equivalents	187	103
Margin and collateral deposits	96	58
Regulatory assets	692	494
Other current assets	206	115
Total current assets	4,715	4,484
Nuclear decommissioning trusts	3,853	3,592
Investments in unconsolidated affiliates	522	525
Other investments	221	211
Total investments	4,596	4,328
Utility property, plant and equipment, less accumulated depreciation of $7,088 and $6,894 at respective dates	28,133	27,569
Competitive power generation and other property, plant and equipment, less accumulated depreciation of $1,478 and $1,408 at respective dates	4,547	4,547
Total property, plant and equipment	32,680	32,116
Derivative assets	117	128
Restricted deposits	60	51
Rent payments in excess of levelized rent expense under plant operating leases	798	760
Regulatory assets	5,713	5,466
Other long-term assets	705	706
Total long-term assets	7,393	7,111

Total assets	$49,384	$48,039

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

(in millions, except share amounts, unaudited)	March 31, 2012	December 31, 2011
LIABILITIES AND EQUITY
Short-term debt	$343	$429
Current portion of long-term debt	61	57
Accounts payable	1,067	1,419
Accrued taxes	112	52
Accrued interest	229	205
Customer deposits	195	199
Derivative liabilities	255	268
Regulatory liabilities	645	670
Other current liabilities	768	1,049
Total current liabilities	3,675	4,348
Long-term debt	14,131	13,689
Deferred income taxes	5,686	5,396
Deferred investment tax credits	88	89
Customer advances	141	138
Derivative liabilities	803	547
Pensions and benefits	2,882	2,912
Asset retirement obligations	2,730	2,688
Regulatory liabilities	5,103	4,670
Other deferred credits and other long-term liabilities	2,538	2,476
Total deferred credits and other liabilities	19,971	18,916
Total liabilities	37,777	36,953
Commitments and contingencies (Note 9)
Common stock, no par value (800,000,000 shares authorized; 325,811,206 shares issued and outstanding at each date)	2,325	2,360
Accumulated other comprehensive loss	(118)	(139)
Retained earnings	7,783	7,834
Total Edison International's common shareholders' equity	9,990	10,055
Preferred and preference stock of utility	1,374	1,029
Other noncontrolling interests	243	2
Total noncontrolling interests	1,617	1,031
Total equity	11,607	11,086
Total liabilities and equity	$49,384	$48,039

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Edison International
	Three months ended March 31,
(in millions, unaudited)	2012	2011
Cash flows from operating activities:
Net income	$114	$214
Less: Loss from discontinued operations	(1)	(2)
Income from continuing operations	115	216
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, decommissioning and amortization	456	417
Regulatory impacts of net nuclear decommissioning trust earnings	77	41
Other amortization	26	37
Asset impairments and other	15	—
Stock-based compensation	8	7
Equity in loss from unconsolidated affiliates	1	5
Distributions from unconsolidated affiliates	—	5
Deferred income taxes and investment tax credits	(22)	226
Income from leveraged leases	(1)	(1)
Proceeds from U.S. treasury grants	29	—
Changes in operating assets and liabilities:
Receivables	118	128
Inventory	44	(18)
Margin and collateral deposits – net of collateral received	(36)	15
Prepaid taxes	(33)	(143)
Other current assets	22	(6)
Rent payments in excess of levelized rent expense	(38)	(32)
Accounts payable	(78)	(49)
Accrued taxes	322	1
Other current liabilities	(426)	(207)
Derivative assets and liabilities – net	295	106
Regulatory assets and liabilities – net	(254)	(42)
Other assets	(7)	(7)
Other liabilities	45	21
Operating cash flows from discontinued operations	(1)	(2)
Net cash provided by operating activities	677	718
Cash flows from financing activities:
Long-term debt issued	449	82
Long-term debt issuance costs	(8)	(1)
Long-term debt repaid	(9)	(9)
Preference stock issued – net	345	123
Short-term debt financing – net	(86)	294
Settlements of stock-based compensation – net	(28)	(7)
Cash contributions from noncontrolling interests	238	—
Dividends and distributions to noncontrolling interests	(14)	(13)
Dividends paid	(106)	(104)
Net cash provided by financing activities	$781	$365

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Edison International
	Three months ended March 31,
(in millions, unaudited)	2012	2011
Cash flows from investing activities:
Capital expenditures	$(1,276)	$(1,133)
Proceeds from sale of nuclear decommissioning trust investments	602	622
Purchases of nuclear decommissioning trust investments and other	(684)	(669)
Proceeds from partnerships and unconsolidated subsidiaries, net of investment	1	5
Investments in other assets	(87)	1
Net cash used by investing activities	(1,444)	(1,174)
Net increase (decrease) in cash and cash equivalents	14	(91)
Cash and cash equivalents, beginning of period	1,469	1,389
Cash and cash equivalents, end of period	$1,483	$1,298

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
Basis of Presentation
Edison International's significant accounting policies were described in Note 1 of "Edison International Notes to Consolidated Financial Statements" included in the 2011 Form 10-K. The same accounting policies are followed for interim reporting purposes, with the exception of accounting principles adopted as of January 1, 2012, discussed below in "—New Accounting Guidance." This quarterly report should be read in conjunction with the financial statements and notes included in the 2011 Form 10-K.
In the opinion of management, all adjustments, consisting of recurring accruals, have been made that are necessary to fairly state the consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America for the periods covered by this quarterly report on Form 10-Q. The results of operations for the three month period ended March 31, 2012 are not necessarily indicative of the operating results for the full year.
The December 31, 2011 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
Cash Equivalents
Cash equivalents included investments in money market funds totaling $1.2 billion and $1.3 billion at March 31, 2012 and December 31, 2011, respectively. Generally, the carrying value of cash equivalents equals the fair value, as these investments have maturities of three months or less.
Edison International temporarily invests the ending daily cash balance in its primary disbursement accounts until required for check clearing. Edison International reclassified $178 million and $220 million of checks issued, but not yet paid by the financial institution, from cash to accounts payable at March 31, 2012 and December 31, 2011, respectively.
Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents at March 31, 2012 and December 31, 2011 included $97 million received from a wind financing that was held in escrow at those dates and is expected to be released in the second quarter of 2012 when the project achieves certain completion milestones. At March 31, 2012, restricted cash and cash equivalents also included $74 million to support outstanding letters of credit issued under EMG's letter of credit facilities.
Inventory
Inventory is stated at the lower of cost or market, cost being determined by the weighted-average cost method for fuel, and the average cost method for materials and supplies. Inventory consisted of the following:

(in millions)	March 31, 2012	December 31, 2011
Coal, gas, fuel oil and other raw materials	$170	$211
Spare parts, materials and supplies	409	413
Total inventory	$579	$624

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

	Three months ended March 31,
(in millions)	2012	2011
Basic earnings per share – continuing operations:
Income from continuing operations attributable to common shareholders, net of tax	$94	$202
Participating securities dividends	—	—
Income from continuing operations available to common shareholders	$94	$202
Weighted average common shares outstanding	326	326
Basic earnings per share – continuing operations	$0.28	$0.62
Diluted earnings per share – continuing operations:
Income from continuing operations available to common shareholders	$94	$202
Income impact of assumed conversions	—	1
Income from continuing operations available to common shareholders and assumed conversions	$94	$203
Weighted average common shares outstanding	326	326
Incremental shares from assumed conversions	3	2
Adjusted weighted average shares – diluted	329	328
Diluted earnings per share – continuing operations	$0.28	$0.62
Stock-based compensation awards to purchase 8,602,107 and 8,980,322 shares of common stock were outstanding for the three months ended March 31, 2012 and 2011, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the awards was greater than the average market price of the common shares and therefore, the effect would have been antidilutive.
New Accounting Guidance
Accounting Guidance Adopted in 2012
Fair Value Measurement
In May 2011, the Financial Accounting Standards Board ("FASB") issued an accounting standards update modifying the fair value measurement and disclosure guidance. This guidance prohibits grouping of financial instruments for purposes of fair value measurement and requires the value be based on the individual security. This amendment also results in new disclosures primarily related to Level 3 measurements including quantitative disclosure about unobservable inputs and assumptions, a description of the valuation processes and a narrative description of the sensitivity of the fair value to changes in unobservable inputs. Edison International adopted this guidance effective January 1, 2012. For further information, see Note 4.
Presentation of Comprehensive Income
In June 2011 and December 2011, the FASB issued accounting standards updates on the presentation of comprehensive income. An entity can elect to present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate but consecutive statements. Edison International adopted this guidance January 1, 2012, and elected to present two separate but consecutive statements. The adoption of these accounting standards updates did not change the items that constitute net income and other comprehensive income.

Accounting Guidance Not Yet Adopted
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
Note 2.    Consolidated Statements of Changes in Equity
The following table provides the changes in equity for the three months ended March 31, 2012.

	Equity Attributable to Edison International				Noncontrolling Interests
(in millions)	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Subtotal	Other	Preferred and Preference Stock	Total Equity
Balance at December 31, 2011	$2,360	$(139)	$7,834	$10,055	$2	$1,029	$11,086
Net income	—	—	93	93	2	19	114
Other comprehensive income	—	21	—	21	—	—	21
Contributions from noncontrolling interests[1]	—	—	—	—	238	—	238
Transfer of assets to Capistrano Wind Partners[2]	(50)	—	—	(50)	—	—	(50)
Common stock dividends declared ($0.325 per share)	—	—	(106)	(106)	—	—	(106)
Dividends, distributions to noncontrolling interests and other	—	—	—	—	1	(19)	(18)
Stock-based compensation and other	8	—	(36)	(28)	—	—	(28)
Noncash stock-based compensation and other	7	—	(2)	5	—	—	5
Issuance of preference stock	—	—	—	—	—	345	345
Balance at March 31, 2012	$2,325	$(118)	$7,783	$9,990	$243	$1,374	$11,607

[1]	Funds contribution by third-party investors related to the Capistrano Wind equity capital raise are reported in noncontrolling interest. For further information, see Note 3.

[2]	Additional paid in capital was reduced $50 million related to a new tax basis in the assets transferred to Capistrano Wind Partners. For further information, see Note 3.

The following table provides the changes in equity for the three months ended March 31, 2011.

	Equity Attributable to Edison International				Noncontrolling Interests
(in millions)	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Subtotal	Other	Preferred and Preference Stock	Total Equity
Balance at December 31, 2010	$2,331	$(76)	$8,328	$10,583	$4	$907	$11,494
Net income	—	—	200	200	—	14	214
Other comprehensive loss	—	(1)	—	(1)	—	—	(1)
Common stock dividends declared ($0.32 per share)	—	—	(104)	(104)	—	—	(104)
Dividends, distributions to noncontrolling interests and other	—	—	—	—	(1)	(14)	(15)
Stock-based compensation and other	2	—	(9)	(7)	—	—	(7)
Noncash stock-based compensation and other	7	—	(2)	5	—	—	5
Issuance of preference stock	—	—	—	—	—	123	123
Balance at March 31, 2011	$2,340	$(77)	$8,413	$10,676	$3	$1,030	$11,709
Note 3.    Variable Interest Entities
Categories of Variable Interest Entities
Projects or Entities that are Consolidated
At March 31, 2012 and December 31, 2011, EMG consolidated 16 and 13 projects, respectively, with a total generating capacity of 861 MW and 570 MW, respectively, that have noncontrolling interests held by others. Projects consolidated at March 31, 2012 increased from the projects consolidated at December 31, 2011, due to the Capistrano Wind equity capital transaction as discussed below. In determining that EMG was the primary beneficiary of the projects that are consolidated, key factors considered were EMG's ability to direct commercial and operating activities and EMG's obligation to absorb losses of the variable interest entities.
The following table presents summarized financial information of the projects that were consolidated by EMG:

(in millions)	March 31, 2012	December 31, 2011
Current assets	$87	$36
Net property, plant and equipment	1,194	675
Other long-term assets	18	5
Total assets	$1,299	$716
Current liabilities	$32	$28
Long-term debt net of current portion	179	57
Deferred revenues	174	69
Other long-term liabilities	56	22
Total liabilities	$441	$176
Noncontrolling interests	$242	$2

Assets serving as collateral for the debt obligations had a carrying value of $474 million and $136 million at March 31, 2012 and December 31, 2011, respectively, and primarily consist of property, plant and equipment.
Capistrano Wind Equity Capital
As part of its plan to obtain third-party equity capital to finance the development of a portion of EMG's wind portfolio, on February 13, 2012, Edison Mission Wind sold its indirect equity interests in the Cedro Hill wind project (150 MW in Texas), the Mountain Wind Power I project (61 MW in Wyoming) and the Mountain Wind Power II project (80 MW in Wyoming) to a new venture, Capistrano Wind Partners. Outside investors provided $238 million of the funding. Capistrano Wind Partners also agreed to acquire the Broken Bow I wind project (80 MW in Nebraska) and the Crofton Bluffs wind project (40 MW in Nebraska) for consideration expected to include $140 million from the same outside investors upon the satisfaction of specified conditions, including commencement of commercial operation and conversion of project debt financing to term. In March 2012, EME received a distribution of the proceeds from outside investors, which will be used for general corporate purposes. Through their ownership of Capistrano Wind Holdings, an indirect subsidiary of EME, Edison Mission Wind, and EME's parent company, Mission Energy Holding Company (MEHC), own 100% of the Class A equity interests in Capistrano Wind Partners, and the Class B preferred equity interests are held by outside investors. Under the terms of the formation documents, preferred equity interests receive 100% of the cash available for distribution, up to a scheduled amount to target a return and thereafter cash distributions are shared. Cash available for distribution includes 90% of the tax benefits realized by MEHC and contributed to Capistrano Wind Partners.
Edison Mission Wind retains indirect beneficial ownership of the common equity in the projects, net of a $4 million preferred investment made by MEHC, and retains responsibilities for managing the operations of Capistrano Wind Holdings and its projects, and accordingly, EMG will continue to consolidate these projects. The $238 million contributed by the third-party interests is reflected in "Other noncontrolling interests" on Edison International's consolidated balance sheets at March 31, 2012. This transaction was accounted for as a transfer among entities under common control and, therefore, resulted in no change in the book basis of the transferred assets. However, the transaction did trigger a taxable gain and new tax basis in the assets with a corresponding adjustment to deferred taxes and a reduction to equity of $50 million.
EMG's share in the earnings or losses of the Capistrano Wind entities is calculated under the hypothetical liquidation book value ("HLBV") method due to complex preferences in distribution provisions. The income from the Cedro Hill, Mountain Wind Power I and Mountain Wind Power II wind projects attributable to noncontrolling interests was $2 million for the first quarter of 2012.
Variable Interest in VIEs that are not Consolidated
SCE has 16 power purchase agreements ("PPAs") that have variable interests in VIEs, including 6 tolling agreements through which SCE provides the natural gas to fuel the plants and 10 contracts with qualifying facilities ("QFs") that contain variable pricing provisions based on the price of natural gas. SCE has concluded that it is not the primary beneficiary of these VIEs since it does not control the commercial and operating activities of these entities. In general, because payments for capacity are the primary source of income, the most significant economic activity for these VIEs is the operation and maintenance of the power plants.
As of the balance sheet date, the carrying amount of assets and liabilities in SCE's consolidated balance sheet that relate to its involvement with VIEs result from amounts due under the PPAs or the fair value of those derivative contracts. Under these contracts, SCE recovers the costs incurred through demonstration of compliance with its CPUC-approved long-term power procurement plans. SCE has no residual interest in the entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees or other commitments associated with these contracts other than the purchase commitments described in Note 9. As a result, there is no significant potential exposure to loss as a result of SCE's involvement with these VIEs. The aggregate capacity dedicated to SCE for these VIE projects was 3,820 MW at March 31, 2012 and the amounts that SCE paid to these projects were $78 million and $86 million for the three months ended March 31, 2012 and 2011, respectively. These amounts are recoverable in customer rates, subject to reasonableness review.
Note 4.    Fair Value Measurements
Recurring Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an “exit price”). Fair value of an asset or liability considers assumptions that market participants would use in pricing the asset or liability, including assumptions about nonperformance risk which was not material as of March 31, 2012 and December 31, 2011.

Assets and liabilities are categorized into a three-level fair value hierarchy based on valuation inputs used to determine fair value. The hierarchy gives the highest priority to unadjusted quoted market prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).
The following table sets forth assets and liabilities that were accounted for at fair value by level within the fair value hierarchy:

	March 31, 2012
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at Fair Value
Money market funds[2]	$1,222	$—	$—	$—	$1,222
Derivative contracts:
Electricity	—	144	143	(93)	194
Natural gas	6	4	—	(10)	—
Fuel oil	7	—	—	(7)	—
Tolling	—	—	13	—	13
Subtotal of derivative contracts	13	148	156	(110)	207
Long-term disability plan	8	—	—	—	8
Nuclear decommissioning trusts:
Stocks[3]	2,124	—	—	—	2,124
Municipal bonds	—	696	—	—	696
U.S. government and agency securities	481	161	—	—	642
Corporate bonds[4]	—	369	—	—	369
Short-term investments, primarily cash equivalents[5]	2	34	—	—	36
Subtotal of nuclear decommissioning trusts	2,607	1,260	—	—	3,867
Total assets[6]	3,850	1,408	156	(110)	5,304
Liabilities at Fair Value
Derivative contracts:
Electricity	—	13	99	(28)	84
Natural gas	—	258	48	(81)	225
Tolling	—	—	671	—	671
Subtotal of derivative contracts	—	271	818	(109)	980
Interest rate contracts	—	78	—	—	78
Total liabilities	—	349	818	(109)	1,058
Net assets (liabilities)	$3,850	$1,059	$(662)	$(1)	$4,246

	December 31, 2011
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at Fair Value
Money market funds[2]	$1,321	$—	$—	$—	$1,321
Derivative contracts:
Electricity	—	66	218	(62)	222
Natural gas	4	5	—	(7)	2
Fuel oil	4	—	—	(4)	—
Tolling	—	—	10	—	10
Subtotal of commodity contracts	8	71	228	(73)	234
Long-term disability plan	8	—	—	—	8
Nuclear decommissioning trusts:
Stocks[3]	1,899	—	—	—	1,899
Municipal bonds	—	756	—	—	756
U.S. government and agency securities	433	147	—	—	580
Corporate bonds[4]	—	317	—	—	317
Short-term investments, primarily cash equivalents[5]	—	15	—	—	15
Subtotal of nuclear decommissioning trusts	2,332	1,235	—	—	3,567
Total assets[6]	3,669	1,306	228	(73)	5,130
Liabilities at Fair Value
Derivative contracts:
Electricity	—	13	77	(21)	69
Natural gas	—	234	23	(52)	205
Tolling	—	—	451	—	451
Subtotal of commodity contracts	—	247	551	(73)	725
Interest rate contracts	—	90	—	—	90
Total liabilities	—	337	551	(73)	815
Net assets (liabilities)	$3,669	$969	$(323)	$—	$4,315

[1]
Represents the netting of assets and liabilities under master netting agreements and cash collateral across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

[2]	Money market funds are included in cash and cash equivalents and restricted cash and cash equivalents on Edison International's consolidated balance sheets.

[3]	Approximately 69% and 70% of the equity investments were located in the United States at March 31, 2012 and December 31, 2011, respectively.

[4]
At March 31, 2012 and December 31, 2011, corporate bonds were diversified and included collateralized mortgage obligations and other asset backed securities of $38 million and $22 million, respectively.

[5]
Excludes net payables of $14 million and net receivables of $25 million at March 31, 2012 and December 31, 2011, respectively, of interest and dividend receivables as well as receivables and payables related to pending securities sales and purchases.

[6]	Excludes $30 million and $31 million at March 31, 2012 and December 31, 2011, respectively, of cash surrender value of life insurance investments for deferred compensation.

The following table sets forth a summary of changes in the fair value of Level 3 net derivative assets and liabilities:

	March 31,
(in millions)	2012		2011
Fair value of net assets (liabilities) at beginning of period	$(323)		$97
Total realized/unrealized gains (losses):
Included in earnings[1]	(15)		—
Included in regulatory assets and liabilities[2]	(293)	[3]	(134)
Included in accumulated other comprehensive income[4]	2		1
Purchases	27		5
Settlements	(9)		(11)
Transfers out of Level 3[5]	(51)		(2)
Fair value of net liabilities at end of period	$(662)		$(44)
Change during the period in unrealized losses related to assets and liabilities held at the end of the period[6]	$(295)		$(139)

[1]	Reported in "Competitive power generation" revenue on Edison International's consolidated statements of income.

[2]	Due to regulatory mechanisms, SCE's realized and unrealized gains and losses are recorded as regulatory assets and liabilities.

[3]	Includes the elimination of the fair value of derivatives with SCE's consolidated affiliates.

[4]	Included in reclassification adjustments in Edison International's consolidated statements of other comprehensive income.

[5]	Transfers out of Level 3 into Level 2 occurred due to significant observable inputs becoming available as the transactions near maturity.

[6]
Amounts reported in "Competitive power generation" revenue on Edison International's consolidated statements of income were $(7) million and $(6) million for the years ended March 31, 2012 and 2011, respectively. The remainder of the unrealized losses relate to SCE. See 2 above.

The fair value for transfers in and transfers out of each level is determined at the end of each reporting period. There were no transfers between Levels 1 and 2 during three months ended March 31, 2012 and 2011.
Valuation Techniques Used to Determine Fair Value
Level 1
The fair value of Level 1 assets and liabilities is determined using unadjusted quoted prices in active markets that are available at the measurement date for identical assets and liabilities. This level includes exchange-traded equity securities and derivatives, U.S. treasury securities and money market funds.
Level 2
The fair value of Level 2 assets and liabilities is determined using the income approach by obtaining quoted prices for similar assets and liabilities in active markets and inputs that are observable, either directly or indirectly, for substantially the full term of the instrument. This level includes fixed-income securities, over-the-counter derivatives and interest rate swaps. For further discussion on fixed-income securities, see "—Nuclear Decommissioning Trusts" below.
Over-the-counter derivative contracts are valued using standard pricing models to determine the net present value of estimated future cash flows. Inputs to the pricing models include forward published or posted clearing prices from exchanges (New York Mercantile Exchange and Intercontinental Exchange) for similar instruments and discount rates. A primary price source that best represents trade activity for each market is used to develop observable forward market prices in determining the fair value of these positions. Broker quotes, prices from exchanges or comparison to executed trades are used to validate and corroborate the primary price source. These price quotations reflect mid-market prices (average of bid and ask) and are obtained from sources believed to provide the most liquid market for the commodity.

Level 3
The fair value of Level 3 assets and liabilities is determined using the income approach through various models and techniques that require significant unobservable inputs. This level includes over-the-counter options, tolling arrangements and derivative contracts that trade infrequently such as congestion revenue rights ("CRRs") and long-term power agreements.
Assumptions are made in order to value derivative contracts in which observable inputs are not available. Changes in fair value are based on changes to forward market prices, including extrapolation of short-term observable inputs into forecasted prices for illiquid forward periods. In circumstances where fair value cannot be verified with observable market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. Modeling methodologies, inputs and techniques are reviewed and assessed as markets continue to develop and more pricing information becomes available and the fair value is adjusted when it is concluded that a change in inputs or techniques would result in a new valuation that better reflects the fair value of those derivative contracts.
Level 3 Valuation Process
The process of determining fair value is the responsibility of the risk department which reports to the chief financial officer. This department obtains observable and unobservable inputs through broker quotes, exchanges and internal valuation techniques that use both standard and proprietary models to determine fair value. Each reporting period, the risk and key finance departments collaborate to determine the appropriate fair value methodologies and classifications for each derivative. Inputs are validated for reasonableness by comparison against prior prices, other broker quotes and volatility fluctuation thresholds. Inputs used and valuations are reviewed period-over-period and compared with market conditions to determine reasonableness.
The following table sets forth the valuation techniques and significant unobservable inputs used to determine fair value for Level 3 assets and liabilities:

March 31, 2012		Quantitative Information About Level 3 Fair Value Measurements
	Fair Value (in millions)				Range
	Assets	Liabilities	Valuation Technique(s)	Unobservable Input	(Weighted Average)
Electricity:
Options	$12	$86	Option model	Volatility of gas prices	25% – 48% (38%)
				Volatility of power prices	29% – 60% (43%)
				Power prices	$24.50 – $52.30 ($35.40)
Forwards	37	56	Discounted cash flow	Power prices	$2.10 – $54.00 ($30.96)
Congestion contracts	101	—	Market simulation model	Load forecast	7,645 MW – 26,334 MW
				Power prices	$(46.19) – $240.30
				Gas prices	$3.79 – $9.32
Congestion contracts	49	13	Discounted cash flow	Congestion prices	$(8.20) – $10.32 ($0.21)
Gas options	—	48	Option model	Volatility of gas prices	26% – 48% (41%)
Tolling	13	671	Option model	Volatility of gas prices	18% – 48% (23%)
				Volatility of power prices	26% – 60% (30%)
				Power prices	$20.00 – $89.50 ($53.40)
Netting	(56)	(56)
Total derivative contracts	$156	$818

Level 3 Fair Value Sensitivity
Gas Options, Power Options, and Tolling Arrangements
The fair values of option contracts and tolling arrangements contain intrinsic value and time value. Intrinsic value is the difference between the market price and strike price of the underlying commodity. Time value is made up of several components, including volatility, time to expiration, and interest rates. The fair value of option contracts changes as the underlying commodity price moves away or towards the strike price. The option model for tolling arrangements reflects plant specific information such as operating and start-up costs.
For tolling arrangements and certain gas and power option contracts where Edison International subsidiaries are the buyer, increases in volatility of the underlying commodity prices would result in increases to fair value as it represents greater price movement risk. As power and gas prices increase, the fair value of the option contracts and tolling arrangements tends to increase. The valuation of power option contracts and tolling arrangements is also impacted by the correlation between gas and power prices. As the correlation increases, the fair value of power option contracts and tolling arrangements tends to decline.
Forward Power Contracts
Generally, an increase (decrease) in long term forward power prices at illiquid locations where Edison International subsidiaries are the seller relative to the contract price will decrease (increase) fair value. Inversely as a buyer, an increase (decrease) in long term forward power prices at illiquid locations relative to the contract price will increase (decrease) fair value.
Congestion Contracts
When valuation is based on a discounted cash flow model and Edison International subsidiaries are the buyer, generally an increase (decrease) in congestion prices in the last auction relative to the contract price will increase (decrease) fair value.
When valuation is based on a market simulation model and Edison International subsidiaries are the buyer, generally increases (decreases) in forecasted load would result in increases (decreases) to fair value. In general, an increase (decreases) in electricity and gas prices at illiquid locations tends to result in increases (decreases) to fair value; however, changes in electricity and gas prices in opposite directions may have varying results on fair value.
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
Fair Value of Long-Term Debt Recorded at Carrying Value
The carrying value and fair value of long-term debt are:

	March 31, 2012		December 31, 2011
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion	$14,192	$14,194	$13,746	$14,264
Fair value of short-term and long-term debt is classified as Level 2 and is based on evaluated prices that reflect significant observable market information such as reported trades, actual trade information of similar securities, benchmark yields, broker/dealer quotes of new issue prices and relevant credit information.
The carrying value of trade receivables, payables and short-term debt approximates fair value.

Note 5.    Debt and Credit Agreements
Project Financings
Effective March 2012, EME completed through subsidiaries two nonrecourse financings of its interests in the Broken Bow and Crofton Bluffs wind projects. The financings included construction loans totaling $79 million that are required to be converted to 15-year amortizing term loans by March 31, 2013, subject to meeting specified conditions, $13 million letter of credit facilities; and $6 million working capital facilities. Interest under the construction and term loans will accrue at London Interbank Offered Rate ("LIBOR") plus 2.875%, with the term loan rate increasing 0.125% after the third, sixth, ninth and twelfth years. As of March 31, 2012, no amounts were outstanding under the construction loans and letters of credit facilities.
In December 2011, EME completed, through its subsidiary, Tapestry Wind, LLC, a nonrecourse financing of its interests in the Taloga, Buffalo Bear and Pinnacle wind projects. A total of $97 million of cash proceeds received from the $214 million 10-year partially amortizing term loan was deposited into an escrow account as of December 31, 2011. On February 22, 2012, a neighbor of the Pinnacle project filed a formal complaint with the West Virginia Public Service Commission requesting that the Commission order the project to shut down at night due to alleged noise emissions. The release of the loan proceeds in escrow is subject to resolution of the complaint or further due diligence from the lenders. EME expects the loan proceeds to be released in the second quarter of 2012.
Long-Term Debt
In March 2012, SCE issued $400 million of 4.05% first and refunding mortgage bonds due in 2042. The proceeds from these bonds were used to repay commercial paper borrowings and to fund SCE's capital program.
Credit Agreements and Short-Term Debt
At March 31, 2012, SCE's outstanding commercial paper was $330 million at a weighted-average interest rate of 0.40%. This commercial paper was supported by a $2.3 billion credit facility. At December 31, 2011, the outstanding short-term debt was $419 million at a weighted-average interest rate of 0.44%. At March 31, 2012, letters of credit issued under SCE's credit facilities aggregated $63 million and are scheduled to expire in twelve months or less.
In February 2012, EME terminated its $564 million revolving credit facility and entered into $55 million bridge letter of credit facilities which expire June 8, 2012 and which are secured by cash collateral of at least equal to the issued amount. In the first quarter of 2012, EME also completed a $100 million letter of credit facility for EME's general corporate needs and for its projects, which expires on June 30, 2014. Letters of credit issued under this facility are secured by cash collateral at least equal to the issued amount.
At March 31, 2012, Edison International (Parent)'s outstanding short-term debt was $13 million at a weighted-average interest rate of 0.87%. This short-term debt was supported by a $1.4 billion credit facility. At December 31, 2011, the outstanding short-term debt was $10 million at a weighted-average interest rate of 0.66%.
Letters of Credit
Letters of credit under EME's and its subsidiaries' credit facilities aggregated $179 million and were scheduled to expire as follows: $122 million in 2012, $29 million in 2013, $10 million in 2017 and $18 million in 2018. Standby letters of credit include $40 million issued in connection with the power purchase agreement with Southern California Edison, an affiliate of EME, under the Walnut Creek credit facility. Certain letters of credit are subject to automatic annual renewal provisions. At March 31, 2012, EME had $71 million in letters of credit which were supported by $74 million of cash collateral.
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
Notional Volumes of Derivative Instruments
The following table summarizes the notional volumes of derivatives used for hedging activities:

		Economic Hedges
Commodity	Unit of Measure	March 31, 2012	December 31, 2011
Electricity options, swaps and forwards	GWh	28,611	30,881
Natural gas options, swaps and forwards	Bcf	258	300
Congestion revenue rights	GWh	150,896	166,163
Tolling arrangements	GWh	103,491	104,154
Fair Value of Derivative Instruments
The following table summarizes the gross and net fair values of commodity derivative instruments at March 31, 2012:

	Derivative Assets			Derivative Liabilities[1]
(in millions)	Short-Term	Long-Term	Subtotal	Short-Term	Long-Term	Subtotal	Net Liability
Non-trading activities
Economic hedges	$65	$72	$137	$338	$1,153	$1,491	$1,354
Netting and collateral	(14)	(7)	(21)	(84)	(18)	(102)	(81)
Total	$51	$65	$116	$254	$1,135	$1,389	$1,273

[1]	Includes the fair value of derivatives with SCE's consolidated affiliates; however, in Edison International’s consolidated financial statements, the fair value of such derivatives is eliminated.
The following table summarizes the gross and net fair values of commodity derivative instruments at December 31, 2011:

	Derivative Assets			Derivative Liabilities
(in millions)	Short-Term	Long-Term	Subtotal	Short-Term	Long-Term	Subtotal	Net Liability
Non-trading activities
Economic hedges	$86	$85	$171	$303	$856	$1,159	$988
Netting and collateral	(21)	(15)	(36)	(37)	(51)	(88)	(52)
Total	$65	$70	$135	$266	$805	$1,071	$936
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

The following table summarizes the components of economic hedging activity:

	Three months ended March 31,
(in millions)	2012	2011
Realized losses	$(55)	$(39)
Unrealized losses	(361)	(96)
Contingent Features/Credit Related Exposure
Certain derivative instruments and power procurement contracts under SCE's power and natural gas hedging activities contain collateral requirements. SCE has provided collateral in the form of cash and/or letters of credit for the benefit of counterparties. These requirements can vary depending upon the level of unsecured credit extended by counterparties, changes in market prices relative to contractual commitments and other factors.
Certain of these power contracts contain a provision that requires SCE to maintain an investment grade credit rating from each of the major credit rating agencies, referred to as a credit-risk-related contingent feature. If SCE's credit rating were to fall below investment grade, SCE may be required to pay the derivative liability or post additional collateral. The aggregate fair value of all derivative liabilities with these credit-risk-related contingent features was $285 million and $216 million as of March 31, 2012 and December 31, 2011, respectively, for which SCE has posted no collateral to its counterparties for the respective periods. If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2012, SCE would be required to post $67 million of collateral.
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
Notional Volumes of Derivative Instruments
The following table summarizes the notional volumes of derivatives used for hedging and trading activities:

March 31, 2012
				Hedging Activities
Commodity	Instrument	Classification	Unit of Measure	Cash Flow Hedges		Economic Hedges		Trading Activities
Electricity	Forwards/Futures	Sales, net	GWh	5,850	1	102	3	—
Electricity	Forwards/Futures	Purchases, net	GWh	—		—		2,425
Electricity	Capacity	Sales, net	MW-Day (in thousands)	58	2	—		—
Electricity	Capacity	Purchases, net	MW-Day (in thousands)	—		—		161	2
Electricity	Congestion	Purchases, net	GWh	—		1,079	4	165,365	4
Natural gas	Forwards/Futures	Purchases, net	bcf	—		—		12.0
Fuel oil	Forwards/Futures	Purchases, net	barrels	—		360,000		—
At March 31, 2012, EMG had interest rate contracts with notional values totaling $681 million that converted floating rate LIBOR-based debt to fixed rates ranging from 0.79% to 4.29%. These contracts expire May 2013 through March 2026. In addition, at March 31, 2012, EME had forward starting interest rate contracts with notional values totaling $502 million that will convert floating rate LIBOR-based debt to fixed rates ranging from 3.5429% to 4.0025%. These contracts have effective dates beginning June 2013 through December 2021 and expire May 2023 through December 2029.
In April 2012 pursuant to the agreements for financing of its interests in the Broken Bow and Crofton Bluffs wind projects, EME's subsidiaries entered into forward starting interest rate swap agreements with notional value totaling $139 million that converted floating rate LIBOR based debt to fixed rates ranging from 0.7825% to 2.96%. These contracts have effective dates beginning December 2012 through December 2013 and expire December 2013 through December 2027.

December 31, 2011
				Hedging Activities
Commodity	Instrument	Classification	Unit of Measure	Cash Flow Hedges		Economic Hedges		Trading Activities
Electricity	Forwards/Futures	Sales, net	GWh	8,320	1	425	3	—
Electricity	Forwards/Futures	Purchases, net	GWh	—		—		2,926
Electricity	Capacity	Sales, net	MW-Day (in thousands)	89	2	—		—
Electricity	Capacity	Purchases, net	MW-Day (in thousands)	—		—		184	2
Electricity	Congestion	Purchases, net	GWh	—		2,528	4	230,798	4
Natural gas	Forwards/Futures	Sales, net	bcf	—		—		0.2
Fuel oil	Forwards/Futures	Purchases, net	barrels	—		240,000		—

[1]	EMG's hedge products include forward and futures contracts that qualify for hedge accounting.

[2]	EMG's hedge transactions for capacity result from bilateral trades. Capacity sold in the PJM Interconnection, LLC Reliability Pricing Model (PJM RPM) auction is not accounted for as a derivative.

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

At December 31, 2011, EMG had interest rate contracts with notional values totaling $644 million that converted floating rate LIBOR-based debt to fixed rates ranging from 0.79% to 4.29%. These contracts expire May 2013 through March 2026. In addition, EMG had forward starting interest rate contracts with notional values totaling $506 million that will convert floating rate LIBOR-based debt to fixed rates of 3.5429%, 3.57% and 4.0025%. These contracts have effective dates of June 2013 and December 2021 and expire May 2023 and December 2029.
Fair Value of Derivative Instruments
The following table summarizes the fair value of derivative instruments reflected on EMG's consolidated balance sheets:

March 31, 2012
	Derivative Assets			Derivative Liabilities
(in millions)	Short-term	Long-term	Subtotal	Short-term	Long-term	Subtotal	Net Assets (Liabilities)
Non-trading activities
Cash flow hedges
Commodity contracts	$51	$2	$53	$1	$3	$4	$49
Interest rate contracts	—	—	—	—	78	78	(78)
Economic hedges	57	3	60	47	2	49	11
Trading activities	408	180	588	360	117	477	111
	516	185	701	408	200	608	93
Netting and collateral received[1]	(477)	(133)	(610)	(407)	(121)	(528)	(82)
Total	$39	$52	$91	$1	$79	$80	$11

December 31, 2011
	Derivative Assets			Derivative Liabilities
(in millions)	Short-term	Long-term	Subtotal	Short-term	Long-term	Subtotal	Net Assets (Liabilities)
Non-trading activities
Cash flow hedges
Commodity contracts	$41	$1	$42	$2	$3	$5	$37
Interest rate contracts	—	—	—	—	90	90	(90)
Economic hedges	31	1	32	26	1	27	5
Trading activities	276	142	418	232	79	311	107
	348	144	492	260	173	433	59
Netting and collateral received[1]	(308)	(85)	(393)	(259)	(83)	(342)	(51)
Total	$40	$59	$99	$1	$90	$91	$8

[1]
Netting of derivative receivables and derivative payables and the related cash collateral received and paid is permitted when a legally enforceable master netting agreement exists with a derivative counterparty.

Income Statement Impact of Derivative Instruments
The following table provides the cash flow hedge activity as part of accumulated other comprehensive loss:

	Cash Flow Hedge Activity[1]
	Three Months Ended March 31,
	2012		2011
(in millions)	Commodity Contracts	Interest Rate Contracts	Commodity Contracts	Interest Rate Contracts	Income Statement Location
Beginning of period derivative gains (losses)	$35	$(90)	$43	$(16)
Effective portion of changes in fair value	30	12	8	2
Reclassification to earnings	(19)	—	(16)	—	Competitive power generation revenue
End of period derivative gains (losses)	$46	$(78)	$35	$(14)

[1]
Unrealized derivative gains (losses) are before income taxes. The after-tax amounts recorded in accumulated other comprehensive loss at March 31, 2012 and 2011 for commodity and interest rate contracts were $27 million and $(47) million, and $21 million and $(9) million, respectively.

For additional information, see Note 11.
EMG recorded net gains of $1 million and $2 million during the first quarters of 2012 and 2011, respectively, in operating revenues on the consolidated statements of operations representing the amount of cash flow hedge ineffectiveness.
The effect of realized and unrealized gains from derivative instruments used for economic hedging and trading purposes on the consolidated statements of operations is presented below:

		Three Months Ended March 31,
(in millions)	Income Statement Location	2012	2011
Economic hedges	Competitive power generation revenue	$11	$6
	Fuel	5	6
Trading activities	Competitive power generation revenue	20	16

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

(in millions)	March 31, 2012	December 31, 2011
Collateral provided to counterparties:
Offset against derivative liabilities	$83	$53
Reflected in margin and collateral deposits	96	58
Collateral received from counterparties:
Offset against derivative assets	84	53
Note 7.    Income Taxes
Effective Tax Rate
The table below provides a reconciliation of income tax expense computed at the federal statutory income tax rate to the income tax provision.

	Three months ended March 31,
(in millions)	2012	2011
Income from continuing operations before income taxes	$115	$281
Provision for income tax at federal statutory rate of 35%	40	98
Increase (decrease) in income tax from:
State tax benefit – net of federal tax expense	(9)	—
Production and housing credits	(19)	(18)
Property-related	(10)	(11)
Other	(2)	(4)
Total income tax expense from continuing operations	$—	$65
Effective tax rate	*	23%

*	Not meaningful
The CPUC requires flow-through ratemaking treatment for the current tax benefit arising from certain property-related and other temporary differences which reverse over time. The accounting treatment for these temporary differences results in recording regulatory assets and liabilities for amounts that would otherwise be recorded to deferred income tax expense.

Tax Dispute
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

•
A proposed adjustment increasing the taxable gain on the 2004 sale of EMG's international assets, which if sustained, would result in a federal tax payment of approximately $194 million, including interest and penalties through March 31, 2012 (the IRS has asserted a 40% penalty for understatement of tax liability related to this matter).

•
A proposed adjustment to disallow a component of SCE's repair allowance deduction, which if sustained, would result in a federal tax payment of approximately $94 million, including interest through March 31, 2012.

Edison International disagrees with the proposed adjustments and filed a protest with the IRS in the first quarter of 2011. Federal income taxes of Edison International and its consolidated subsidiaries are generally the joint and several liabilities of members of the group under applicable tax laws and are paid by Edison International as the group's consolidated taxpayer, subject to internal tax-allocation agreements.
Tax Election at Homer City
On March 15, 2012, Homer City LP filed an election with the Internal Revenue Service to be treated as a partnership for federal and state income tax purposes effective for tax year 2011. As a result of this election, Homer City LP was treated for income tax purposes as though it had distributed all of its assets and liabilities to its partners, both of which are wholly-owned subsidiaries of EME. This distribution triggered a tax deduction of approximately $1.0 billion, which will be included on Edison International's 2011 federal and state income tax returns.
Loss and Credit Carryforwards
Including the tax deduction generated from the Homer City election, Edison International has recorded tax benefits for federal and state net operating loss carryforwards and federal tax credit carryforwards of approximately $1.2 billion as of March 31, 2012.
Note 8.    Pension Plans and Postretirement Benefits Other Than Pensions
Pension Plans
Edison International made contributions of $7 million during the three months ended March 31, 2012 and expects to make $279 million of additional contributions during the remainder of 2012. In 2012, annual contributions made to most of the pension plans for SCE employees are anticipated to be recovered through CPUC-approved regulatory mechanisms, pending outcome of the 2012 GRC decision. Annual contributions to these plans are expected to be, at a minimum, equal to the related annual expense.
Expense components are:

	Three months ended March 31,
(in millions)	2012	2011
Service cost	$43	$43
Interest cost	49	52
Expected return on plan assets	(59)	(60)
Amortization of prior service cost	1	2
Amortization of net loss	18	6
Expense under accounting standards	52	43
Regulatory adjustment (deferred)	25	(6)
Total expense recognized	$77	$37

Postretirement Benefits Other Than Pensions
Edison International made contributions of $6 million during the three months ended March 31, 2012 and expects to make $59 million of additional contributions during the remainder of 2012. In 2012, annual contributions made to plans for SCE employees are anticipated to be recovered through CPUC-approved regulatory mechanisms, pending outcome of the 2012 GRC decision. Annual contributions are expected to be, at a minimum, equal to the total annual expense for these plans. Benefits under these plans, with some exceptions, are generally unvested and subject to change.
Expense components are:

	Three months ended March 31,
(in millions)	2012	2011
Service cost	$13	$11
Interest cost	30	33
Expected return on plan assets	(27)	(28)
Amortization of prior service credit	(9)	(9)
Amortization of net loss	12	9
Total expense	$19	$16
Note 9.    Commitments and Contingencies
Power Plant and Other Lease Commitments
Homer City Lease and Environmental Project
Homer City made the required April 1, 2012 senior rent payment but did not make the April 1, 2012 payment of equity rent. On March 30, 2012, Homer City was granted a waiver by the owner-lessors of any rent default event with respect to the payment of the equity rent for all purposes other than restrictions on distributions from Homer City, including repayment of its intercompany loan, and the $48 million senior rent reserve letter of credit remains in place. For further discussion of the Homer City lease, refer to "Item 8. Edison International Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies—Power Plant and Other Lease Commitments—Sale-Leaseback Transactions" in the 2011 Form 10-K.
On March 29, 2012, Homer City and General Electric Capital Corporation ("GECC") entered into an Implementation Agreement (the Agreement) with respect to the Homer City plant. As addressed by the Agreement, an affiliate of the GECC-controlled owner-lessors of the Homer City plant has entered into an engineering, procurement and construction agreement and is in the process of executing related agreements for the construction of environmental improvements. GECC will have discretion over all decisions related to such agreements. Homer City agreed to conduct its business as set forth in the Agreement and to use commercially reasonable efforts to provide assistance to GECC and its affiliates in connection with the construction agreements. The Agreement also requires Homer City, at the request of GECC, to enter into one or more implementation transactions, as defined in the Agreement, for the divestiture of its leasehold interest in the Homer City plant (and, under certain circumstances, related assets and liabilities as specified) and to assist GECC in obtaining certain third-party consents or waivers. Homer City and GECC also agreed to enter into a transition services agreement in connection with any implementation transaction. There is no assurance that Homer City and GECC will actually consummate a divestiture transaction as contemplated by the Agreement.
The Agreement also contains certain indemnities by each party in favor of the other. The Agreement may be terminated by GECC in its sole discretion at any time effective immediately upon delivery of notice to Homer City. Homer City may terminate the Agreement in connection with certain terminations of the construction agreements, subject to certain conditions.
The estimated cost of installing sulfur dioxide ("SO2") and particulate emissions control equipment for Units 1 and 2 of the Homer City plant is expected to be approximately $700 million to $750 million. On April 2, 2012, Homer City received the permit to construct such improvements from the Pennsylvania Department of Environmental Protection ("PADEP").
Included in the consolidated balance sheet at March 31, 2012 are assets and liabilities of Homer City. In the event that Homer City completes a divestiture transaction with its owner-lessors or EME ceases to control Homer City, EME will record a loss on disposition and classify Homer City as a discontinued operation. At March 31, 2012, Homer City assets of $209 million were composed of cash, inventory, and other assets and liabilities of $84 million were composed of accounts payable, accrued liabilities and other liabilities. In addition, EMMT had an intercompany account receivable from Homer City of $13 million at March 31, 2012. Any loss on disposition will be determined based on the assets and liabilities as of the date of disposition, the terms and conditions of the relevant transaction and an assessment as to whether any ongoing contingencies exist.
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
Midwest Generation entered into a supplemental agreement with Commonwealth Edison and Exelon Generation Company LLC on February 20, 2003 to resolve a dispute regarding interpretation of Midwest Generation's reimbursement obligation for asbestos claims under the environmental indemnities set forth in the Asset Sale Agreement. Under this supplemental agreement, Midwest Generation agreed to reimburse Commonwealth Edison and Exelon Generation for 50% of specific asbestos claims pending as of February 2003 and related expenses less recovery of insurance costs, and agreed to a sharing arrangement for liabilities and expenses associated with future asbestos-related claims as specified in the agreement. The obligations under this agreement are not subject to a maximum liability. The supplemental agreement had an initial five-year term with an automatic renewal provision for subsequent one-year terms (subject to the right of either party to terminate); pursuant to the automatic renewal provision, it has been extended until February 2013. There were approximately 245 cases for which Midwest Generation was potentially liable that had not been settled and dismissed at March 31, 2012. Midwest Generation had recorded a liability of $54 million at March 31, 2012 related to this contractual indemnity.
Indemnities Related to the Homer City Plant
In connection with the acquisition of the Homer City plant, Homer City agreed to indemnify the sellers with respect to specified environmental liabilities before and after the date of sale. EME guaranteed this obligation of Homer City. Also, in connection with the sale-leaseback transaction related to the Homer City plant, Homer City agreed to indemnify the owner-lessors for specified environmental liabilities. Due to the nature of the obligations under these indemnity provisions, they are not subject to a maximum potential liability and do not have expiration dates. EME has not recorded a liability related to this indemnity. For discussion of the New Source Review lawsuit filed against Homer City, see "—Contingencies—Homer City New Source Review and Other Litigation." Also, in connection with the Implementation Agreement discussed above, Homer City has agreed to enter into one or more implementation transactions, at the request of GECC, on the terms outlined in the Implementation Agreement, which include indemnification for specified matters.
Indemnities Provided under Asset Sale and Sale-Leaseback Agreements
The asset sale agreements for the sale of EME's international assets contain indemnities from EME to the purchasers, including indemnification for taxes imposed with respect to operations of the assets prior to the sale and for pre-closing environmental liabilities. Not all indemnities under the asset sale agreements have specific expiration dates. At March 31, 2012, EME had recorded a liability of $34 million related to these matters.
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
Contingencies
In addition to the matters disclosed in these Notes, Edison International is involved in other legal, tax and regulatory proceedings before various courts and governmental agencies regarding matters arising in the ordinary course of business. Edison International believes the outcome of these other proceedings, individually and in the aggregate, will not materially affect its results of operations or liquidity.
Midwest Generation New Source Review and Other Litigation
In August 2009, the United States Environmental Protection Agency ("US EPA") and the State of Illinois filed a complaint in the Northern District of Illinois alleging that Midwest Generation or Commonwealth Edison performed repair or replacement projects at six Illinois coal-fired electric generating stations in violation of the Prevention of Significant Deterioration (PSD) requirements and of the New Source Performance Standards of the Clean Air Act (CAA), including alleged requirements to obtain a construction permit and to install controls sufficient to meet best available control technology (BACT) emission rates. The US EPA also alleged that Midwest Generation and Commonwealth Edison violated certain operating permit requirements under Title V of the CAA. Finally, the US EPA alleged violations of certain opacity and particulate matter standards at the Midwest Generation plants. In addition to seeking penalties ranging from $25,000 to $37,500 per violation, per day, the complaint called for an injunction ordering Midwest Generation to install controls sufficient to meet BACT emission rates at all units subject to the complaint and other remedies. The remedies sought by the plaintiffs in the lawsuit could go well beyond the requirements of the Combined Pollutant Standard (CPS). Several Chicago-based environmental action groups intervened in the case.
Nine of the ten PSD claims raised in the complaint have been dismissed, along with claims related to alleged violations of Title V of the CAA, to the extent based on the dismissed PSD claims, and all claims asserted against Commonwealth Edison and EME. The court denied a motion to dismiss a claim by the Chicago-based environmental action groups for civil penalties in the remaining PSD claim, but noted that the plaintiffs will be required to convince the court that the statute of limitations should be equitably tolled. The court did not address other counts in the complaint that allege violations of opacity and particulate matter limitations under the Illinois State Implementation Plan and Title V of the CAA. The dismissals have been certified as "partial final judgments" capable of appeal, and an appeal is pending before the Seventh Circuit Court of Appeals. The remaining claims have been stayed pending the appeal. In February 2012, certain of the environmental action groups that had intervened in the case entered into an agreement with Midwest Generation to dismiss without prejudice all of their opacity claims as to all defendants. The agreed upon motion to dismiss was approved by the court on March 26, 2012.
In January 2012, two complaints were filed against Midwest Generation in Illinois state court by residents living near the Crawford and Fisk Stations on behalf of themselves and all others similarly situated, each asserting claims of nuisance, negligence, trespass, and strict liability. The plaintiffs seek to have their suits certified as a class action and request injunctive relief, as well as compensatory and punitive damages. The complaints are similar to two complaints previously filed in the Northern District of Illinois, which were dismissed in October 2011 for lack of federal jurisdiction. In March 2012, Midwest Generation filed motions to dismiss the cases, which are pending.
Adverse decisions in these cases could involve penalties, remedial actions and damages that could have a material impact on the financial condition and results of operations of Midwest Generation and EME. EME cannot predict the outcome of these matters or estimate the impact on the Midwest Generation plants, or its and Midwest Generation's results of operations, financial position or cash flows. EME has not recorded a liability for these matters.
Homer City New Source Review and Other Litigation
In January 2011, the US EPA filed a complaint in the Western District of Pennsylvania against Homer City, the sale-leaseback owner participants of the Homer City plant, and two prior owners of the Homer City plant. The complaint alleged violations of the PSD and Title V provisions of the CAA, as a result of projects in the 1990s performed by prior owners without PSD permits and the subsequent failure to incorporate emissions limitations that meet BACT into the station's Title V operating permit. In addition to seeking penalties ranging from $32,500 to $37,500 per violation, per day, the complaint called for an injunction ordering Homer City to install controls sufficient to meet BACT emission rates at all units subject to the complaint and for other remedies. The PADEP, the State of New York and the State of New Jersey intervened in the lawsuit. In October 2011, all of the claims in the US EPA's lawsuit were dismissed with prejudice. An appeal of the dismissal is pending before the Third Circuit Court of Appeals.
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
Adverse decisions in these cases could involve penalties, remedial actions and damages that could have a material impact on the financial condition and results of operations of Homer City and EME. EME cannot predict the outcome of these matters or estimate the impact on the Homer City plant, or its and Homer City's results of operations, financial position or cash flows. EME has not recorded a liability for these matters.
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
Four Corners New Source Review Litigation
In October 2011, four private environmental organizations filed a CAA citizen lawsuit against the co-owners of Four Corners. The complaint alleges that certain work performed at the Four Corners generating units 4 and 5, over the approximate periods of 1985-1986 and 2007-present, constituted plant “major modifications” and the plant's failure to obtain permits and install best available control technology ("BACT") violated the PSD requirements and the New Source Performance Standards of the CAA. The complaint also alleges subsequent and continuing violations of BACT air emissions limits. The lawsuit seeks injunctive and declaratory relief, civil penalties, including a mitigation project and litigation costs. In November 2010, SCE entered into an agreement to sell its ownership interest in generating units 4 and 5 to APS. The sale is subject to certain closing conditions and is expected to close in late 2012. Under the agreement SCE would remain responsible for its pro rata share of certain environmental liabilities, including penalties arising from environmental violations prior to the sale, but SCE would not be liable for any costs of installing BACT or other costs related to continuing or extending Four Corners operations. SCE is unable to estimate a possible loss or range of loss associated with this matter.
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
Environmental Remediation
Edison International records its environmental remediation liabilities when site assessments and/or remedial actions are probable and a range of reasonably likely cleanup costs can be estimated. Edison International reviews its sites and measures the liability quarterly, by assessing a range of reasonably likely costs for each identified site using currently available information, including existing technology, presently enacted laws and regulations, experience gained at similar sites, and the probable level of involvement and financial condition of other potentially responsible parties. These estimates include costs for site investigations, remediation, operation and maintenance, monitoring and site closure. Unless there is a single probable amount, Edison International records the lower end of this reasonably likely range of costs (reflected in "Other long-term liabilities") at undiscounted amounts as timing of cash flows is uncertain.
At March 31, 2012, Edison International's recorded estimated minimum liability to remediate its 27 identified material sites (sites in which the upper end of the range of the costs is at least $1 million) at SCE (25 sites) and EMG (2 sites related to Midwest Generation) was $51 million, of which $43 million was related to SCE, including $12 million related to San Onofre. In addition to its identified material sites, SCE also has 33 immaterial sites for which the total minimum recorded liability was $3 million. Of the $46 million total environmental remediation liability for SCE, $43 million has been recorded as a regulatory asset. SCE expects to recover $27 million through an incentive mechanism that allows SCE to recover 90% of its environmental remediation costs at certain sites (SCE may request to include additional sites) and $16 million through a mechanism that allows SCE to recover 100% of the costs incurred at certain sites through customer rates. Edison International's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that Edison International may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites.

The ultimate costs to clean up Edison International's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. Edison International believes that, due to these uncertainties, it is reasonably possible that cleanup costs at the identified material sites and immaterial sites could exceed its recorded liability by up to $214 million and $5 million, respectively, all of which is related to SCE. The upper limit of this range of costs was estimated using assumptions least favorable to Edison International among a range of reasonably possible outcomes.
SCE expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next five years are expected to range from $7 million to $17 million. Costs incurred for the three months ended March 31, 2012 and 2011 were $2 million and $4 million, respectively.
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
Property damage insurance covers losses up to $500 million, including decontamination costs, at San Onofre and Palo Verde. Decontamination liability and excess property damage coverage exceeding the primary $500 million also has been purchased in amounts greater than the federal requirement of a minimum of approximately $1.1 billion. Property damage insurance also covers damages caused by acts of terrorism up to specified limits. Additional insurance covers part of replacement power expenses during an accident-related nuclear unit outage. A mutual insurance company owned by entities with nuclear facilities issues these policies. If losses at any nuclear facility covered by the arrangement were to exceed the accumulated funds for these insurance programs, SCE could be assessed retrospective premium adjustments of up to approximately $49 million per year. Insurance premiums are charged to operating expense.
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

In June 2010, the United States Court of Federal Claims issued a decision granting SCE and the San Onofre co-owners damages of approximately $142 million to recover costs incurred through December 31, 2005 for the DOE's failure to meet its obligation to begin accepting spent nuclear fuel from San Onofre. SCE received payment from the federal government in the amount of the damage award in November 2011. SCE has returned to the San Onofre co-owners their respective share of the damage award paid. SCE, as operating agent, filed a lawsuit on behalf of the San Onofre owners against the DOE in the Court of Federal Claims in December 2011 seeking damages of approximately $98 million for the period from January 1, 2006 to December 31, 2010 for the DOE's failure to meet its obligation to begin accepting spent nuclear fuel. Additional legal action would be necessary to recover damages incurred after December 31, 2010. Any damages recovered by SCE are subject to CPUC review as to how these amounts would be distributed among customers, shareholders, or to offset fuel decommissioning or storage costs.
Note 10.    Environmental Developments
Hazardous Air Pollutant Regulations
In December 2011, the US EPA announced the Mercury and Air Toxics Standards ("MATS") rule, limiting emissions of hazardous air pollutants from coal- and oil-fired electrical generating units. The rule was published in the Federal Register on February 16, 2012, and became effective on April 16, 2012. A number of parties have filed notices of appeal challenging the rule.
Greenhouse Gas Regulation
In March 2012, the US EPA announced proposed carbon dioxide emissions limits for new power plants. The status of the US EPA's efforts to develop greenhouse gas emissions performance standards for existing plants is unknown.
Greenhouse Gas Litigation
In March 2012, the federal district court in Mississippi dismissed, in its entirety, the purported class action complaint filed by private citizens in May 2011, naming a large number of defendants, including SCE and other Edison International subsidiaries, for damages allegedly arising from Hurricane Katrina. In April 2012, the plaintiffs filed an appeal with the Fifth Circuit Court of Appeals. Plaintiffs allege that the defendants' activities resulted in emissions of substantial quantities of greenhouse gases that have contributed to climate change and sea level rise, which in turn are alleged to have increased the destructive force of Hurricane Katrina. The lawsuit alleges causes of action for negligence, public and private nuisance, and trespass, and seeks unspecified compensatory and punitive damages. The claims in this lawsuit are nearly identical to a subset of the claims that were raised against many of the same defendants in a previous lawsuit that was filed in, and dismissed by, the same federal district court where the current case has been filed.
Note 11.    Accumulated Other Comprehensive Loss
Edison International's accumulated other comprehensive loss consists of:

(in millions)	Unrealized Gain (Loss) on Cash Flow Hedges	Pension and PBOP – Net Loss	Pension and PBOP – Prior Service Cost	Accumulated Other Comprehensive Loss
Balance at December 31, 2011	$(34)	$(100)	$(5)	$(139)
Change for 2012	14	7	—	21
Balance at March 31, 2012	$(20)	$(93)	$(5)	$(118)
Included in accumulated other comprehensive loss at March 31, 2012 was $27 million, net of tax, of unrealized gains on commodity-based cash flow hedges, and $47 million, net of tax, of unrealized losses related to interest rate hedges. The maximum period over which a commodity cash flow hedge is designated is through May 31, 2014.
Unrealized gains on commodity hedges consist of futures and forward electricity contracts that qualify for hedge accounting. These gains arise because current forecasts of future electricity prices in these markets are lower than the contract prices. Approximately $28 million of unrealized gains on cash flow hedges, net of tax, are expected to be reclassified into earnings during the next 12 months. Management expects that reclassification of net unrealized gains will increase energy revenues recognized at market prices. Actual amounts ultimately reclassified into earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions.

Note 12.    Supplemental Cash Flows Information
Edison International's supplemental cash flows information is:

	Three months ended March 31,
(in millions)	2012	2011
Cash payments (receipts) for interest and taxes:
Interest – net of amounts capitalized	$157	$155
Tax payments (refunds) – net	(3)	(45)
Dividends declared but not paid:
Common stock	$106	$104
Preferred and preference stock	10	10
Accrued capital expenditures at March 31, 2012 and 2011 were $419 million and $461 million, respectively. Accrued capital expenditures will be included as an investing activity in the consolidated statements of cash flow in the period paid.
Note 13.    Preferred and Preference Stock of Utility
During the first quarter of 2012, SCE issued 350,000 shares of 6.25% Series E preference stock (cumulative, $1,000 liquidation value). The Series E preference shares may not be redeemed prior to February 1, 2022. After February 1, 2022, SCE may at its option, redeem the shares, in whole or in part for a price of $1,000 per share plus accrued and unpaid dividends, if any. The shares are not subject to mandatory redemption. The proceeds from the sale of these shares were used to repay commercial paper borrowings and to fund SCE's capital program.
Note 14.    Regulatory Assets and Liabilities
Regulatory Assets
Regulatory assets included on the consolidated balance sheets are:

	March 31,	December 31,
(in millions)	2012	2011
Current:
Regulatory balancing accounts	$362	$223
Energy derivatives	320	264
Other	10	7
Total Current	692	494
Long-term:
Deferred income taxes – net	2,056	2,020
Pensions and other postretirement benefits	1,688	1,703
Energy derivatives	728	487
Unamortized investment – net	497	484
Unamortized loss on reacquired debt	244	249
Nuclear-related investment – net	152	156
Regulatory balancing accounts	84	69
Other	264	298
Total Long-term	5,713	5,466
Total Regulatory Assets	$6,405	$5,960

Regulatory Liabilities
Regulatory liabilities included on the consolidated balance sheets are:

	March 31,	December 31,
(in millions)	2012	2011
Current:
Regulatory balancing accounts	$637	$661
Other	8	9
Total Current	645	670
Long-term:
Costs of removal	2,736	2,697
Asset Retirement Obligations	1,322	1,105
Regulatory balancing accounts	1,039	864
Other	6	4
Total Long-term	5,103	4,670
Total Regulatory Liabilities	$5,748	$5,340
Note 15.    Other Investments
Nuclear Decommissioning Trusts
Future decommissioning costs of removal of nuclear assets are expected to be funded from independent decommissioning trusts, which currently receive contributions of approximately $23 million per year through SCE customer rates. Contributions to the decommissioning trusts are reviewed every three years by the CPUC. If additional funds are needed for decommissioning, it is probable that the additional funds will be recoverable through customer rates. Funds collected, together with accumulated earnings, will be utilized solely for decommissioning. The CPUC has set certain restrictions related to the investments of these trusts.
The following table sets forth amortized cost and fair value of the trust investments:

		Amortized Cost		Fair Value
(in millions)	Longest Maturity Dates	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Stocks	—	$885	$865	$2,124	$1,899
Municipal bonds	2051	574	625	696	756
U.S. government and agency securities	2041	596	516	642	580
Corporate bonds	2054	305	259	369	317
Short-term investments and receivables/payables	One-year	21	38	22	40
Total		$2,381	$2,303	$3,853	$3,592
Trust fund earnings (based on specific identification) increase the trust fund balance and the ARO regulatory liability. Proceeds from sales of securities (which are reinvested) were $602 million and $622 million for the three months ended March 31, 2012 and 2011, respectively. Unrealized holding gains, net of losses, were $1.5 billion and $1.3 billion at March 31, 2012 and December 31, 2011, respectively.

The following table sets forth a summary of changes in the fair value of the trust:

	Three months ended March 31,
(in millions)	2012	2011
Balance at beginning of period	$3,592	$3,480
Gross realized gains	25	23
Gross realized losses	(4)	—
Unrealized gains (losses) – net	184	102
Other-than-temporary impairments	(5)	(9)
Interest, dividends, contributions and other	61	23
Balance at end of period	$3,853	$3,619
Due to regulatory mechanisms, earnings and realized gains and losses (including other-than-temporary impairments) have no impact on operating revenue or earnings.
Note 16.    Other Income and Expenses
Other income and expenses are as follows:

	Three months ended March 31,
(in millions)	2012	2011
Other income:
Equity allowance for funds used during construction	$20	$29
Increase in cash surrender value of life insurance policies	7	7
Other	4	2
Total utility other income	31	38
Competitive power generation and other income	—	3
Total other income	$31	$41
Other expenses:
Civic, political and related activities and donations	$6	$7
Other	3	6
Total utility other expenses	9	13
Competitive power generation and other expenses	1	—
Total other expenses	$10	$13

Note 17.    Business Segments
The following is information (including the elimination of intercompany transactions) related to Edison International's reportable segments:

	Three months ended March 31,
(in millions)	2012	2011
Operating Revenue:
Electric utility	$2,412	$2,232
Competitive power generation	444	552
Parent and other[2]	—	(2)
Consolidated Edison International	$2,856	$2,782
Net Income (Loss) attributable to Edison International:
Electric utility	$182	$222
Competitive power generation[1]	(84)	(20)
Parent and other[2]	(5)	(2)
Consolidated Edison International	$93	$200
Segment balance sheet information was:

(in millions)	March 31, 2012	December 31, 2011
Total Assets:
Electric utility	$41,605	$40,315
Competitive power generation	8,472	8,392
Parent and other[2]	(693)	(668)
Consolidated Edison International	$49,384	$48,039

[1]	Includes losses from discontinued operations of $(1) million and $(2) million for the three months ended March 31, 2012 and 2011, respectively.

[2]	Includes amounts from Edison International (parent) and other Edison International subsidiaries that are not significant as a reportable segment, as well as intercompany eliminations.

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

•
environmental laws and regulations, at both state and federal levels, or changes in the application of those laws, that could require additional expenditures or otherwise affect the cost and manner of doing business, including compliance with CPS (at Midwest Generation) and CAIR or CSAPR (as applicable) and the MATS rule at Midwest Generation and Homer City;

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

•	ability of EMG to meet its liquidity requirements and stabilize its capital structure during periods of operating losses;

•
the completion of the transactions for the divestiture of Homer City's leasehold interest and related assets and liabilities pursuant to the terms of the Implementation Agreement between Homer City and GECC, and the timing and structure of such transactions;

•
cost and availability of electricity, including the ability to procure sufficient resources to meet expected customer needs in the event of nuclear or other power plant outages or significant counterparty defaults under power-purchase agreements;

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

•
risks inherent in the construction of transmission and distribution infrastructure replacement and expansion projects, including those related to project site identification, public opposition, environmental mitigation, construction, permitting, power curtailment costs (payments due under power contracts in the event there is insufficient transmission to enable the acceptance of power delivery), and governmental approvals;

•	risks that competing transmission systems will be built by merchant transmission providers in SCE's service area; and

•	weather conditions and natural disasters.
Additional information about risks and uncertainties, including more detail about the factors described above, is contained throughout this MD&A and in Edison International's 2011 Form 10-K, including the "Risk Factors" section in Part I, Item 1A. Readers are urged to read this entire report, including the information incorporated by reference, as well as the 2011 Form 10-K, and carefully consider the risks, uncertainties and other factors that affect Edison International's business. Forward-looking statements speak only as of the date they are made and Edison International is not obligated to publicly update or revise forward-looking statements. Readers should review future reports filed by Edison International with the U.S. Securities and Exchange Commission.
The MD&A for the three months ended March 31, 2012 discusses material changes in the consolidated financial condition, results of operations and other developments of Edison International since December 31, 2011, and as compared to the three months ended March 31, 2011. This discussion presumes that the reader has read or has access to Edison International's MD&A for the calendar year 2011 (the "year-ended 2011 MD&A"), which was included in the 2011 Form 10-K.

EDISON INTERNATIONAL OVERVIEW
Highlights of Operating Results

	Three months ended March 31,
(in millions)	2012	2011	Change
Net Income (Loss) attributable to Edison International
SCE	$182	$222	$(40)
EMG	(84)	(20)	(64)
Edison International Parent and Other	(5)	(2)	(3)
Edison International Consolidated	93	200	(107)
Less: Non-Core Items
EMG Homer City	(23)	(10)	(13)
EMG discontinued operations	(1)	(2)	1
Total non-core items	(24)	(12)	(12)
Core Earnings (Losses)
SCE	182	222	(40)
EMG	(60)	(8)	(52)
Edison International Parent and Other	(5)	(2)	(3)
Edison International Consolidated	$117	$212	$(95)
Edison International's earnings are prepared in accordance with generally accepted accounting principles used in the United States. Management uses core earnings by principal operating subsidiary internally for financial planning and for analysis of performance. Core earnings (losses) by principal operating subsidiary are also used when communicating with analysts and investors regarding Edison International's earnings results to facilitate comparisons of the Company's performance from period to period. Core earnings (losses) are a non-GAAP financial measure and may not be comparable to those of other companies. Core earnings (losses) are defined as earnings attributable to Edison International shareholders less income or loss from discontinued operations and income or loss from significant discrete items that management does not consider representative of ongoing earnings, such as: exit activities, including lease terminations, sale of certain assets, early debt extinguishment costs and other activities that are no longer continuing; asset impairments and certain tax, regulatory or legal settlements or proceedings. EMG classified the results of Homer City, including the costs incurred in connection with the expected divestiture, as non-core for both the first quarter of 2012 and 2011 due to the plan described below to transition ownership of the leasehold interest to the owner-lessors.
SCE's 2012 core earnings decreased $40 million primarily due to a delay in the 2012 CPUC General Rate Case decision as higher depreciation and net interest expenses are not being recovered in currently authorized revenue. The revenue requirement ultimately adopted by the CPUC will be retroactive to January 1, 2012. The variance also reflects a lower capitalization rate on funds used during construction. SCE has incurred $20 million of incremental steam generator inspection and repair costs related to outages at San Onofre which were offset by other operation and maintenance cost reductions.
EMG's 2012 core losses increased $52 million due to lower average realized energy and capacity prices and lower generation at the Midwest Generation plant and higher interest expense related to new energy project financings.
Consolidated non-core items for 2012 and 2011 for Edison International include the results for Homer City in anticipation of the orderly transfer of the Homer City plant to the owner-lessors, which will result in EMG's loss of substantially all beneficial economic interest in and material control of the Homer City plant.
Management Overview of SCE
2012 CPUC General Rate Case
As discussed in the year-ended 2011 MD&A, SCE filed its 2012 GRC application in November 2010. In October 2011, SCE submitted updated testimony, which changed SCE's requested 2012 base rate revenue requirement to $6.3 billion. The Division of Ratepayer Advocates, The Utility Reform Network and other intervenors recommended substantially less than the amount requested by SCE. Intervenors have also recommended changes to SCE's proposed post-test year ratemaking methodology to be used for 2013 and 2014 as well as limiting the recovery amount of SCE's pension costs. A decision on the GRC is expected in the second quarter of 2012. SCE is currently recognizing revenue largely based on the 2011 authorized revenue requirement, however, the CPUC has authorized the establishment of a GRC memorandum account, which will make the 2012 revenue requirement ultimately adopted by the CPUC effective as of January 1, 2012.
San Onofre Outage, Inspection and Repair Issues
As discussed in the 2011 Form 10-K, in the first quarter of 2012, isolated areas of wear in some of the heat transfer tubes in San Onofre's Unit 2 steam generators were found during a planned outage and a water leak was detected in one of the tubes in a Unit 3 steam generator. Unit 3 was safely taken offline and both Units remain offline for ongoing, extensive inspections, testing and analysis.
The water leak in the Unit 3 steam generator was caused by excessive wear resulting from tube-to-tube contact in the area of the leak. Causal analysis of the tube to tube contact continues. The same area was re-inspected in the Unit 2 steam generators using a more sensitive inspection method and similar tube-to-tube wear was found on two tubes in one of the steam generators at wear levels below the detection capability of the initial testing. Earlier tests performed on the Unit 2 steam generators during the planned outage additionally found high levels of wear in some tubes that were in contact with a tube support structure. As a result, all tubes in contact with the support structure in both Unit 2 steam generators were preventively removed from service through plugging. Subsequent inspections on Unit 3 found similar tube-to-support structure wear, and the affected tubes will also be plugged preventively.
During the inspection and testing of the steam generators, additional pressure tests of certain tubes were completed to determine the safety significance of the wear. Eight of the 129 tubes subjected to the additional tests failed the tests and the NRC was notified as required. Given these test results, the NRC launched an Augmented Inspection Team to assess the tube failures and their causes, SCE's operation of the Units, and SCE's oversight of the design, fabrication, shipping, and construction process. The efforts of the Augmented Inspection Team remain in progress. Should the NRC find a deficiency in SCE's performance, SCE could be subject to additional regulatory action by the NRC, and the findings could be taken into consideration in the CPUC regulatory proceedings described below. In March 2012, the NRC issued a confirmatory action letter that required NRC permission to restart Unit 2 and Unit 3 and outlined actions SCE must complete. Each Unit will only be restarted when repairs and appropriate mitigation plans on that Unit are completed in accordance with the NRC's letter, and SCE is satisfied that it is safe to do so.
In 2005, the CPUC authorized expenditures of approximately $525 million ($665 million when adjusted for inflation) for SCE's 78.21% share of San Onofre to purchase and install the four new steam generators in Units 2 and 3 and remove and dispose of their predecessors. SCE has spent $592 million through March 31, 2012 on the steam generator replacement project. Those expenditures remain subject to CPUC review upon submission of SCE's final costs for the overall project. Replacement power costs are recovered through the ERRA balancing account, subject to reasonableness review. Replacement power costs for outages associated with the steam generator inspection and repair (commencing on February 1 for Unit 3 and March 5 for Unit 2) through March 31, 2012 were approximately $30 million. Total replacement power costs will not be known until the Units are returned to service, but costs for power are likely to be higher during the summer months should replacement power still be required at that time. Through mid-April 2012, incremental inspection and repair costs totaled $30 million. Subject to NRC review under the confirmatory action letter and any new developments that may result from further analysis, testing and inspection, SCE's estimated share of the total incremental inspection and repair costs associated with returning the units to service remains uncertain, but is currently projected to be in the range of $55 million to $65 million.
The steam generators were supplied by Mitsubishi Heavy Industries (“MHI”) and are warranted for an initial period of 20 years from acceptance. Subject to certain exceptions, the purchase agreement obligates MHI to repair or replace defective items, sets forth specified damages for certain repairs, and provides that MHI's liability under the purchase agreement is generally limited to $137 million in the aggregate and excludes consequential damages, defined to include the cost of replacement power.
2013 Cost of Capital Application
In April 2012, SCE filed its 2013 cost of capital application requesting a ratemaking capital structure of 43% long-term debt, 9% preferred equity and 48% common equity consistent with the current capital structure. In addition, SCE is proposing to reduce its current cost of capital as follows: cost of long-term debt from 6.22% to 5.53%, authorized cost of preferred equity from 6.01% to 5.86% and authorized return on common equity from 11.5% to 11.1%. SCE estimates that this request will result in a revenue requirement reduction of $128 million. The application requests continuation of the current multi-year mechanism, which would retain the authorized capital structure through 2015. The cost of capital will be subject to annual adjustments if certain thresholds are reached. SCE is seeking a CPUC decision on its application by the end of 2012.
Capital Program
During the first three months of 2012, SCE's capital investment program focused on maintaining reliability and expanding the capability of SCE's transmission and distribution system; upgrading and constructing new transmission lines and substations; installing digital meters; and replacing generation asset equipment. Total capital expenditures (including accruals) were $839 million during the first three months of 2012 compared to $765 million during the same period in 2011.
As discussed under "Liquidity and Capital Resources—Capital Investment Plan" in the year-ended 2011 MD&A, SCE continues to project that 2012 capital expenditures will be in the range of $4.4 billion to $5.0 billion and that 2012 – 2014 total capital expenditures will be in the range of $11.8 billion to $13.2 billion. Actual capital spending will be affected by: changes in regulatory, environmental and engineering design requirements; permitting and project delays; cost and availability of labor, equipment and materials; and other factors.
Management Overview of EMG
EMG's operating results were lower in the first quarter of 2012 compared to the first quarter of 2011 due to lower realized energy and capacity prices at its coal plants and lower generation at the Midwest Generation plants. The abundance of low-priced natural gas has continued to result in increased competition from natural gas-fired generating units in the markets in which Midwest Generation operates, and generation from Midwest Generation's plants has been correspondingly affected. Effective January 1, 2012, a favorable long-term rail contract that supplied Midwest Generation's fleet expired and was replaced by a higher priced contract. EMG expects that Midwest Generation's average fuel cost ($/MWh) will increase by approximately one-third in 2012.
At March 31, 2012, EME and its subsidiaries without contractual dividend restrictions, had corporate cash and cash equivalents of $927 million and Midwest Generation had cash and cash equivalents of $230 million and $500 million of available borrowing capacity under its credit facility maturing in June 2012. EME terminated its revolving credit facility in February 2012, and there can be no assurance that Midwest Generation will be eligible to draw on its credit facility prior to maturity. Any replacements of these credit lines will likely be on less favorable terms and conditions, and there is no assurance that EME will, or will be able to, replace these credit lines or any portion of them. In conjunction with the termination of its credit facility, EME entered into replacement letter of credit facilities secured by cash collateral. EME had $3.7 billion of unsecured notes outstanding at March 31, 2012, $500 million of which mature in 2013.
Unless energy and capacity prices increase substantially, EMG expects that it will incur further reductions in cash flow and losses in years subsequent to 2012 as well as in 2012, and a continuation of these adverse trends coupled with pending debt maturities and the need to retrofit its plants to comply with governmental regulations will strain EMG's liquidity. To address such scenario, EMG would need to consider all options available to it, including potential sales of assets or restructurings or reorganization of the capital structure of EME and its subsidiaries.
Midwest Generation Environmental Compliance Plans and Costs
During the first quarter of 2012, Midwest Generation continued to develop and implement a compliance program that includes the operation of activated carbon injection systems, upgrades to particulate removal systems and the use of dry sorbent injection, combined with the use of low sulfur PRB coal, to meet emissions limits for criteria pollutants, such as NOx and SO2 as well as for hazardous air pollutants, such as mercury, acid gas and non-mercury metals.
EMG has decided to shut down its Fisk and Crawford Stations in September 2012. The shut downs also have been approved by PJM, the regional transmission organization that controls the area where these plants are located. In total, Midwest Generation estimates that 150 to 180 employees will be affected. The timing and amount of severance benefits, if any, will be determined after completion of an ongoing review of personnel based on seniority and other factors. Severance benefits are not required under the existing collective bargaining agreement. Midwest Generation has sold capacity forward through May 31, 2015 for both Fisk and Crawford. However, Midwest Generation has not sold its full capacity forward during those periods. Midwest Generation would expect to cover its capacity obligations associated with the Fisk and Crawford units through a combination of improved fleet performance, fleet capacity not previously sold forward and, if necessary, market transactions. In connection with the shut down of these stations, EMG expects to receive a tax deduction equal to its tax basis in the facilities, although realization of these tax benefits may not occur for several years. At March 31, 2012, the tax basis of the Fisk and Crawford Stations were $64 million and $87 million, respectively.
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
Based on work to date, Midwest Generation estimates the cost of retrofitting the large stations (Powerton, Joliet Units 7 and 8 and Will County) using dry scrubbing with sodium-based sorbents to comply with CPS requirements for SO2 emissions, and the associated upgrading of existing particulate removal systems, would be up to approximately $628 million. The cost of retrofitting Joliet Unit 6 is not included in the large unit amounts as it is less likely that Midwest Generation will make retrofits for this unit. The estimated cost of retrofitting Joliet Unit 6, if made, would be approximately $75 million, while the estimated cost of retrofitting the Waukegan Station, if made, would be approximately $160 million. For further discussion related to the impairment policy on Midwest Generation's unit of account, refer to "Critical Accounting Estimates and Policies—Impairment of Long-Lived Assets" in the year-ended 2011 MD&A.
Homer City Lease
Homer City is not expected to have sufficient cash flow to meet its obligations, including funding capital improvements. Homer City made the required April 1, 2012 senior rent payment but did not make the April 1, 2012 payment of equity rent. On March 30, 2012, Homer City was granted a waiver by the owner-lessors of any rent default event with respect to the payment of the equity rent for all purposes other than restrictions on distributions from Homer City, including repayment of its intercompany loan, and the $48 million senior rent reserve letter of credit remains in place. Homer City's liquidity has continued to deteriorate during the first quarter of 2012. Absent a working capital loan or other infusion of cash, Homer City is not expected to have sufficient cash flow to meet its operating expenses and other obligations either in the near term or during 2012, including the rent payment due on October 1, 2012. This may require Homer City to temporarily suspend plant operations until sufficient working capital is obtained. For further discussion of the Homer City lease, see "Edison International Overview—Management Overview of EMG—Homer City Lease" in the year-ended 2011 MD&A.
Homer City has been engaged in discussions with the owner-lessors through GECC, beneficial owner of a majority of the owner-participants, regarding the funding of capital improvements at the Homer City plant and transfer to an affiliate of GECC of the economic benefit and majority ownership of all the operating assets of Homer City. On March 29, 2012, Homer City and GECC entered into an Implementation Agreement (the "Agreement") with respect to the Homer City plant. As addressed by the Agreement, an affiliate of the GECC-controlled owner-lessors of the Homer City plant has entered into an engineering, procurement and construction agreement and is in the process of executing related agreements for the construction of environmental improvements. GECC will have discretion over all decisions related to such agreements. Homer City agreed to conduct its business as set forth in the Agreement and to use commercially reasonable efforts to provide assistance to GECC and its affiliates in connection with the construction agreements. The Agreement also requires Homer City, at the request of GECC, to enter into one or more implementation transactions, as defined in the Agreement, for the divestiture of its leasehold interest in the Homer City plant (and, under certain circumstances, related assets and liabilities as specified) and to assist GECC in obtaining certain third-party consents or waivers. Homer City and GECC also agreed to enter into a transition services agreement in connection with any implementation transaction. The estimated cost of installing SO2 and particulate emissions control equipment for Units 1 and 2 of the Homer City plant is expected to be approximately $700 million to $750 million. On April 2, 2012, Homer City received the permit to construct such improvements from PADEP. There is no assurance that Homer City and GECC will actually consummate a divestiture transaction as contemplated by the Agreement.
Certain divestitures of Homer City's leasehold interest in the plant are subject to consent rights of the holders of the secured lease obligation bonds issued in connection with the original sale-leaseback transaction. GECC is currently engaged in discussions and has reached an agreement in principle on a non-binding restructuring term sheet with certain of the holders of the secured lease obligation bonds regarding amendments to the terms of the 8.137% Senior Secured Bonds due 2019 and the 8.734% Senior Secured Bonds due 2026, each issued by Homer City Funding LLC. Even though an agreement in principle has been reached with certain holders of secured lease obligation bonds, that agreement may not be approved by the secured lease obligation bondholders as required under the operative documents to effectuate the necessary modifications to the terms of the bonds. If an agreement to modify the terms of the bonds is not approved and consummated in a timely manner, then the protections of Chapter 11 of the U.S. Bankruptcy Code may be necessary.

Environmental Developments
For a discussion of environmental developments, see "Edison International Notes to Consolidated Financial Statements—Note 10. Environmental Developments."

SOUTHERN CALIFORNIA EDISON COMPANY
RESULTS OF OPERATIONS
SCE's results of operations are derived mainly through two sources:

•
Utility earning activities – representing revenue authorized by the CPUC and FERC which is intended to provide SCE a reasonable opportunity to recover its costs and earn a return on its net investment in generation, transmission and distribution assets. The annual revenue requirements are comprised of authorized operation and maintenance costs, depreciation, taxes and a return consistent with the capital structure. Also, included in utility earnings activities are revenues or penalties related to incentive mechanisms, other operating revenue, and regulatory charges or disallowances, if any.

•
Utility cost-recovery activities – representing CPUC- and FERC-authorized balancing accounts which allow for recovery of specific project or program costs, subject to reasonableness review or compliance with upfront standards.

During the first quarter of 2012, SCE classified revenues and costs related to EdisonSmartConnect®, San Onofre steam generator replacement project and similar programs that provide for recovery of actual costs plus a return on capital as utility earning activities. Previously, SCE classified the recovery of actual costs incurred under these programs as utility cost-recovery activities. The table presented below reflects a reclassification of the revenues and costs for the first quarter of 2011 consistent with the presentation in 2012. The reclassification of revenues and costs had no impact on earnings.
The following table is a summary of SCE's results of operations for the periods indicated. The presentation below separately identifies utility earning activities and utility cost-recovery activities.

	Three months ended March 31, 2012			Three months ended March 31, 2011
(in millions)	Utility Earning Activities	Utility Cost- Recovery Activities	Total Consolidated	Utility Earning Activities	Utility Cost- Recovery Activities	Total Consolidated
Operating revenue	$1,456	$956	$2,412	$1,405	$827	$2,232
Fuel and purchased power	—	692	692	—	584	584
Operations and maintenance	588	263	851	542	242	784
Depreciation decommissioning and amortization	389	—	389	344	—	344
Property taxes and other	82	1	83	76	1	77
Total operating expenses	1,059	956	2,015	962	827	1,789
Operating income	397	—	397	443	—	443
Net interest expense and other	(97)	—	(97)	(84)	—	(84)
Income before income taxes	300	—	300	359	—	359
Income tax expense	99	—	99	123	—	123
Net income	201	—	201	236	—	236
Dividends on preferred and preference stock	19	—	19	14	—	14
Net income available for common stock	$182	$—	$182	$222	$—	$222
Core Earnings[1]			$182			$222
Non-Core Earnings			—			—
Total SCE GAAP Earnings			$182			$222

[1]	See use of Non-GAAP financial measures in "Edison International Overview—Highlights of Operating Results."
Utility Earning Activities
During the first quarter of 2012, SCE recognized revenue from CPUC activities largely based on 2011 authorized base revenue requirements included in customer rates pending the outcome of the GRC. The CPUC has authorized the establishment of a GRC memorandum account, which will make the 2012 revenue requirement ultimately adopted by the

CPUC effective as of January 1, 2012. Recognition of the revenue for the period January 1, 2012 through the date of a final decision, as well as any delays in certain expenditures and changes in authorized treatment of specific costs, will impact the timing of earnings in 2012 (see "Edison International Overview—Management Overview of SCE—2012 CPUC General Rate Case" for further discussion).
Utility earning activities were primarily affected by the following:

•	SCE had higher operating revenue of $51 million, primarily due to the following:

•
$40 million increase was primarily due to revenue related to authorized CPUC projects not included in SCE's GRC process including the EdisonSmartConnect® project, San Onofre steam generator replacement project and the Solar Photovoltaic project.

•	Revenue recognized in 2012 related to the San Onofre Unit 2 scheduled outage costs. In December 2011, the CPUC authorized revenue requirements for 2012 refueling outages for San Onofre.

•
Higher operation and maintenance expense of $46 million was primarily due to $35 million of costs related to the 2012 San Onofre Unit 2 scheduled maintenance and refueling outage as well as $20 million related to the steam generator inspection and repair at San Onofre. These increases were partially offset by transmission and distribution reductions and EdisonSmartConnect® benefits realized. See "Edison International Overview—Management Overview of SCE—San Onofre Outage, Inspection and Repair Issues" for further information.

•	Higher depreciation, decommissioning and amortization expense of $45 million was primarily related to increased transmission and distribution investments.

•
Higher net interest expense and other of $13 million was primarily due to higher outstanding balances on long-term debt and a lower AFUDC capitalization rate in 2012 mainly driven by lower cost of financing resulting from an increase in the use of short-term debt. For details of other income and expenses, see "Edison International Notes to Consolidated Financial Statements—Note 15. Other Income and Expenses."

•	Lower income taxes due to lower pre-tax income. See "—Income Taxes" below for more information.
Utility Cost-Recovery Activities
Utility cost-recovery activities were primarily affected by the following:

•
Higher purchased power expense of $108 million was primarily driven by the cost to replace CDWR contracts that expired in 2011, which were not previously recorded as an SCE cost but which were included as a separate component on customer bills (see "—Supplemental Operating Revenue Information" below), and lower generation in 2012 from San Onofre. These increases were offset by lower power prices in 2012.

Supplemental Operating Revenue Information
SCE's retail billed and unbilled revenue (excluding wholesale sales and balancing account over/undercollections) was $2.3 billion and $2.1 billion for the three months ended March 31, 2012 and 2011 respectively. The increase in revenue reflects:

•
a sales volume increase of $288 million primarily due to SCE providing power that was previously provided by CDWR contracts which expired in 2011. Prior to 2012, SCE remitted to CDWR and did not recognize as revenue the amounts that SCE billed and collected from its customers for the portion of electric power purchased and sold by the CDWR to SCE's customers.

•	a rate decrease of $105 million resulting from a rate adjustment beginning on June 1, 2011, primarily reflecting the refund to customers of overcollected fuel and power procurement-related costs.
As a result of the CPUC-authorized decoupling mechanism, SCE earnings are not affected by changes in retail electricity sales (see "Item 1. Business—Overview of Ratemaking Process" in the 2011 Form 10-K).

Income Taxes
The table below provides a reconciliation of income tax expense computed at the federal statutory income tax rate to the income tax provision.

	Three months ended March 31,
(in millions)	2012	2011
Income before income taxes	$300	$359
Provision for income tax at federal statutory rate of 35%	$105	$125
Increase (decrease) in income tax from:
State tax – net of federal benefit	10	12
Property-related	(10)	(11)
Other	(6)	(3)
Total income tax expense	$99	$123
Effective tax rate	33.0%	34.3%
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
SCE expects to fund its 2012 obligations, capital expenditures and dividends through operating cash flows and capital market financings of debt and preferred equity, as needed. SCE also has availability under its credit facilities to meet operating and capital requirements.
Available Liquidity
SCE has two credit facilities: a $2.3 billion five-year credit facility that matures in February 2013 and a $500 million three-year credit facility that matures in March 2013. SCE expects to complete negotiations for a replacement credit facility with substantially similar terms and current market rates in 2012.

(in millions)	Credit Facilities
Commitment	$2,796
Outstanding commercial paper supported by credit facilities	(330)
Outstanding letters of credit	(63)
Amount available	$2,403
Debt Covenant
SCE has a debt covenant in its credit facilities that limits its debt to total capitalization ratio to less than or equal to 0.65 to 1. At March 31, 2012, SCE's debt to total capitalization ratio was 0.48 to 1.

Regulatory Proceedings
FERC Formula Rates
As discussed in the year-ended 2011 MD&A, the FERC has accepted, subject to refund and settlement procedures, SCE's request to implement formula rates as a means to determine SCE's FERC transmission revenue requirement effective January 1, 2012. SCE's request would result in a total 2012 FERC weighted average ROE of 11.1% including a base ROE of 9.93% and the previously authorized 50 basis point incentive for CAISO participation and individual authorized project incentives. The formula rate mechanism, including the base ROE, is subject to final resolution as part of the settlement process or, if a settlement is not achieved, to determination by FERC in a litigated process. SCE and the other parties to the proceeding continue to engage in settlement negotiations.
Dividend Restrictions
The CPUC regulates SCE's capital structure which limits the dividends it may pay Edison International. In SCE's most recent cost of capital proceeding, the CPUC set an authorized capital structure for SCE which included a common equity component of 48%. SCE may make distributions to Edison International as long as the common equity component of SCE's capital structure remains at or above the 48% authorized level on a 13-month weighted average basis. At March 31, 2012, SCE's 13-month weighted-average common equity component of total capitalization was 50.0% resulting in the capacity to pay $377 million in additional dividends to Edison International.
During the first quarter of 2012, SCE made $116 million in dividend payments to its parent, Edison International. Future dividend amounts and timing of distributions are dependent upon several factors including the level of capital expenditures, operating cash flows and earnings.
Margin and Collateral Deposits
Certain derivative instruments, power procurement contracts and other contractual arrangements contain collateral requirements. Future collateral requirements may differ from the requirements at March 31, 2012, due to the addition of incremental power and energy procurement contracts with collateral requirements, if any, and the impact of changes in wholesale power and natural gas prices on SCE's contractual obligations.
Some of the power procurement contracts contain provisions that require SCE to maintain an investment grade credit rating from the major credit rating agencies. If SCE's credit rating were to fall below investment grade, SCE may be required to pay the liability or post additional collateral.
The table below provides the amount of collateral posted by SCE to its counterparties as well as the potential collateral that would be required as of March 31, 2012.

(in millions)
Collateral posted as of March 31, 2012[1]	$164
Incremental collateral requirements for power procurement contracts resulting from a potential downgrade of SCE's credit rating to below investment grade	140
Posted and potential collateral requirements[2]	$304

[1]
Collateral provided to counterparties and other brokers consisted of $81 million of cash which was offset against net derivative liabilities on the consolidated balance sheets, $20 million of cash reflected in "Other current assets" on the consolidated balance sheets and $63 million in letters of credit.

[2]
There would be no increase to SCE's total posted and potential collateral requirements based on SCE's forward positions as of March 31, 2012 due to adverse market price movements over the remaining lives of the existing power procurement contracts using a 95% confidence level.

Workers Compensation Self-Insurance Fund
For a discussion of potential collateral requirements related to its self-insured workers compensation plan, refer to "SCE: Liquidity and Capital Resources—Workers Compensation Self-Insurance Fund" in the year ended 2011 MD&A.

Historical Segment Cash Flows
The table below sets forth condensed historical cash flow information for SCE.

	Three months ended March 31,
(in millions)	2012	2011
Net cash provided by operating activities	$775	$672
Net cash provided by financing activities	500	190
Net cash used by investing activities	(1,269)	(1,066)
Net increase (decrease) in cash and cash equivalents	$6	$(204)
Net Cash Provided by Operating Activities
Net cash provided by operating activities increased $103 million in the first quarter of 2012 compared to the same period in 2011. The increase in cash flows provided by operating activities was primarily due to the timing of cash receipts and disbursements related to working capital items, partially offset by lower net tax receipts in 2012.
Net Cash Provided by Financing Activities
The following table summarizes cash provided by financing activities for the three months ended March 31, 2012 and 2011. Issuances of debt and preference stock are discussed in "Edison International Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements—Long-Term Debt" and "Note 12. Preferred and Preference Stock."

	Three months ended March 31,
(in millions)	2012	2011
Issuances of preference stock, net	$345	$123
Issuances of first and refunding mortgage bonds, net	391	—
Payments of common stock dividends to Edison International	(116)	(115)
Payments of preferred and preference stock dividends	(15)	(13)
Net issuances of commercial paper[1]	(89)	200
Other	(16)	(5)
Net cash provided by financing activities	$500	$190

[1]	Issuances of commercial paper are supported by SCE's line of credit.
The timing and amount of SCE's financing activities are largely driven by its capital program.
Net Cash Used by Investing Activities
Cash flows from investing activities are primarily due to capital expenditures and funding of nuclear decommissioning trusts. Capital expenditures were $1.2 billion and $1.0 billion for the three months ended March 31, 2012 and 2011, respectively (see "SCE: Liquidity and Capital Resources—Capital Investment Plan" in the year-ended 2011 MD&A for further information on capital expenditures). Net purchases of nuclear decommissioning trust investments and other were $82 million and $47 million for the three months ended March 31, 2012 and 2011, respectively.
Contractual Obligations and Contingencies
Contingencies
SCE has contingencies related to the CPSD Investigations, Four Corners New Source Review Litigation, Nuclear Insurance, Wildfire Insurance and Spent Nuclear Fuel, which are discussed in "Edison International Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies."

Environmental Remediation
As of March 31, 2012, SCE had identified 25 material sites for remediation and recorded an estimated minimum liability of $43 million. SCE expects to recover 90% of its remediation costs at certain sites. See "Edison International Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies" for further discussion.
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
Commodity Price Risk
The fair value of outstanding derivative instruments used to mitigate SCE's exposure to commodity price risk was a net liability of $1.3 billion and $936 million at March 31, 2012 and December 31, 2011, respectively. The increase in the net liability was related to changes in unrealized losses on economic hedging activities primarily due to declining power and natural gas prices. For further discussion of fair value measurements and the fair value hierarchy, see "Edison International Notes to Consolidated Financial Statements—Note 4. Fair Value Measurements."
Credit Risk
Credit risk exposure from counterparties for power and gas trading activities is measured as the sum of net accounts receivable (accounts receivable less accounts payable) and the current fair value of net derivative assets (derivative assets less derivative liabilities) reflected on the consolidated balance sheets. SCE enters into master agreements which typically provide for a right of setoff. Accordingly, SCE's credit risk exposure from counterparties is based on a net exposure under these arrangements. SCE manages the credit risk on the portfolio for both rated and non-rated counterparties based on credit ratings using published ratings of counterparties and other publicly disclosed information, such as financial statements, regulatory filings, and press releases, to guide it in the process of setting credit levels, risk limits and contractual arrangements, including master netting agreements. As of March 31, 2012, the amount of balance sheet exposure as described above broken down by the credit ratings of SCE's counterparties, was as follows:

	March 31, 2012
(in millions)	Exposure[2]	Collateral	Net Exposure
S&P Credit Rating[1]
A or higher	$101	$—	$101
A-	1	—	1
Not rated[3]	14	(4)	10
Total	$116	$(4)	$112

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

3 The exposure in this category relates to long-term power purchase agreements. SCE's exposure is mitigated by regulatory treatment.

EDISON MISSION GROUP
RESULTS OF OPERATIONS
EMG primarily operates in one line of business, independent power production. The following table is a summary of competitive power generation results of operations for the periods indicated.

	Three months ended March 31,
(in millions)	2012	2011
Competitive power generation operating revenues	$444	$552
Fuel	206	182
Operation and maintenance	241	281
Depreciation and amortization	68	73
Loss on disposal and asset impairments	14	—
Total operating expenses	529	536
Operating income (loss)	(85)	16
Interest and dividend income	1	2
Equity in loss from unconsolidated affiliates – net	(1)	(5)
Other income (expense), net	—	3
Interest expense	(86)	(80)
Loss from continuing operations before income taxes	(171)	(64)
Income tax benefit	(90)	(46)
Loss from continuing operations	(81)	(18)
Loss from discontinued operations–net of tax	(1)	(2)
Net loss	(82)	(20)
Less: Net income attributable to noncontrolling interests	(2)	—
Net loss available for common stock	$(84)	$(20)
Core Losses[1]	$(60)	$(8)
Non-Core Losses:
Homer City	(23)	(10)
Discontinued Operations	(1)	(2)
Total EMG GAAP Losses	$(84)	$(20)

[1]	See use of Non-GAAP financial measures in "Edison International Overview—Highlights of Operating Results."
EMG's core loss in the first quarter 2012 increased compared to the first quarter 2011 primarily due to the following pre-tax items:

•	$95 million decrease in Midwest Generation results primarily due to lower average realized prices, lower capacity prices, higher fuel prices and reduced generation.

•	$6 million increase in interest expense due to new energy project financings ($2 million) and lower capitalized interest ($4 million).
The decrease was partially offset by the following pre-tax items:

•	$4 million increase in energy trading due to increased revenues from trading power contracts and congestion.

•	$9 million increase in renewable energy income due to the increase in wind projects in operation coupled with higher generation and more favorable wind conditions.

Adjusted Operating Income (Loss) ("AOI")—Overview
The following table shows the adjusted operating income (loss) (AOI) of EMG's projects:

	Three months ended March 31,
(in millions)	2012	2011
Midwest Generation plants	$(40)	$55
Homer City plant	(38)	(16)
Renewable energy projects	30	21
Energy trading	19	15
Big 4 projects	(1)	2
Sunrise	—	(7)
Westside projects	(2)	—
Leveraged lease income	1	1
Other projects	2	4
	(29)	75
Corporate administrative and general	(33)	(36)
Corporate depreciation and amortization	(6)	(6)
AOI[1]	$(68)	$33

[1]
AOI is equal to operating income (loss) under GAAP, plus equity in income (loss) of unconsolidated affiliates, dividend income from projects, production tax credits, other income and expenses, and net income (loss) attributable to noncontrolling interests. Production tax credits are recognized as wind energy is generated based on a per-kilowatt-hour rate prescribed in applicable federal and state statutes. AOI is a non-GAAP performance measure and may not be comparable to those of other companies. Management believes that inclusion of earnings of unconsolidated affiliates, dividend income from projects, production tax credits, other income and expenses, and net income (loss) attributable to noncontrolling interests in AOI is meaningful for investors as these components are integral to the operating results of EMG.

The following table reconciles AOI to operating income (loss) as reflected on EMG's consolidated statements of operations:

	Three months ended March 31,
(in millions)	2012	2011
AOI	$(68)	$33
Less:
Equity in loss of unconsolidated affiliates	(1)	(5)
Dividend income from projects	—	1
Production tax credits	19	18
Other income, net	1	3
Net income attributable to noncontrolling interests	(2)	—
Operating Income (Loss)	$(85)	$16

Adjusted Operating Income from Consolidated Operations
Midwest Generation Plants
The following table presents additional data for the Midwest Generation plants:

	Three months ended March 31,
(in millions)	2012	2011
Operating Revenues	$233	$351
Operating Expenses
Fuel	117	126
Plant operations	109	118
Plant operating leases	19	19
Depreciation and amortization	21	29
Loss on disposal and asset impairments	2	—
Administrative and general	5	6
Total operating expenses	273	298
Operating Income (Loss)	(40)	53
Other Income	—	2
AOI	$(40)	$55
Statistics
Generation (in GWh)	5,339	7,470
AOI from the Midwest Generation plants decreased $95 million for the first quarter of 2012 compared to the first quarter of 2011. The 2012 decrease in AOI was primarily attributable to lower average realized energy prices, lower capacity prices, higher fuel prices, and reduced generation. Reduced generation resulted from lower economic dispatch, increased planned maintenance in 2012 versus 2011 and a weather anomaly seen in March of 2012 when unseasonably warm weather increased river temperature to levels that impacted the thermal discharge limits of the Joliet and Will County units.
Included in operating revenues were unrealized gains of $4 million and none for the first quarters of 2012 and 2011, respectively. Unrealized gains in the first quarter of 2012 were primarily attributable to natural gas futures contracts that are accounted for at fair value with offsetting changes recorded on the consolidated statements of operations. Unrealized gains also included the ineffective portion of hedge contracts at the Midwest Generation plants attributable to changes in the difference between energy prices at the Northern Illinois Hub (the settlement point under forward contracts) and the energy prices at the Midwest Generation plants' busbars (the delivery point where power generated by the Midwest Generation plants is delivered into the transmission system) resulting from marginal losses.
Included in fuel costs were unrealized gains (losses) of $3 million and $(1) million during the first quarters of 2012 and 2011, respectively, due to oil futures contracts that were accounted for as economic hedges. These contracts were entered into as hedges of the variable fuel price component of rail transportation costs.

Homer City
The following table presents additional data for the Homer City plant, which is being classified as a non-core earnings item under "Edison International Overview—Highlights of Operating Results":

	Three months ended March 31,
(in millions)	2012	2011
Operating Revenues	$100	$115
Operating Expenses
Fuel	84	52
Plant operations	19	47
Plant operating leases	19	25
Depreciation and amortization	—	5
Loss on disposal and asset impairments	11	—
Administrative and general	5	2
Total operating expenses	138	131
Operating Loss	(38)	(16)
AOI	$(38)	$(16)
Statistics
Generation (in GWh)	2,607	1,943
AOI from the Homer City plant decreased $22 million for the first quarter of 2012 compared to the first quarter of 2011. The 2012 decrease in AOI was primarily attributable to lower energy margins, partially offset by a decline in plant maintenance costs due to outages at Units 1 and 2 during the first quarter of 2011. Lower energy margins were due to lower average realized energy prices and higher coal and emission allowance costs. During the first quarter of 2012, Homer City incurred capital expenditures related to environmental improvements. Those environmental improvements did not increase the fair value of the leasehold interest due to the issues discussed in "Management Overview of EMG"; therefore, the costs were fully impaired. In addition, plant operating lease expense decreased in the first quarter of 2012 compared to the first quarter of 2011 as a result of the impairment of prepaid rent related to the Homer City lease in the fourth quarter of 2011. The impairment resulted in a new levelized rent schedule.
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

Renewable Energy Projects
The following table presents additional data for EMG's renewable energy projects:

	Three months ended March 31,
(in millions)	2012	2011
Operating Revenues	$72	$52
Production Tax Credits	19	18
	91	70
Operating Expenses
Plant operations	19	18
Depreciation and amortization	39	31
Administrative and general	2	1
Total operating expenses	60	50
Equity in income from unconsolidated affiliates	1	—
Other Income	—	1
Net Income Attributable to Noncontrolling Interests	(2)	—
AOI[1]	$30	$21
Statistics
Generation (in GWh)[2]	1,746	1,385

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

[2]	Includes renewable energy projects that are not consolidated by EMG. Generation excluding unconsolidated projects was 1,516 GWh and 1,202 GWh in the first quarter of 2012 and 2011, respectively.
AOI from renewable energy projects increased $9 million in the first quarter of 2012 compared to the first quarter of 2011. The 2012 increase was primarily attributable to projects that achieved commercial operation after the first quarter of 2011 and increased generation at other projects due to more favorable wind conditions during 2012. Net income attributable to noncontrolling interests was primarily due to the Capistrano Wind equity capital transaction. For additional information, see "Edison International Notes to Consolidated Financial Statements—Note 3. Variable Interest Entities—Projects or Entities that are Consolidated—Capistrano Wind Equity Capital."
Energy Trading
AOI from energy trading activities increased $4 million for the first quarter of 2012, compared to the first quarter of 2011 mainly due to higher revenues from power trading activities and congestion.
Adjusted Operating Income from Other Projects
Sunrise Project.    AOI from the Sunrise project increased $7 million during the first quarter of 2012 compared to the first quarter of 2011 primarily due to higher repairs and maintenance costs for a major overhaul in 2011.
Seasonality.    EMG's third quarter equity in income from its unconsolidated energy projects is normally higher than equity in income related to other quarters of the year due to seasonal fluctuations and higher energy contract prices during the summer months.

Interest Income (Expense)

	Three months ended March 31,
(in millions)	2012	2011
Interest income	$—	$1
Interest expense, net of capitalized interest
EME debt	(67)	(62)
Nonrecourse debt	(19)	(18)
	$(86)	$(80)
EMG's interest expense increased $6 million for the first quarter of 2012 compared to the first quarter of 2011. The 2012 increase in interest expense was primarily due to lower capitalized interest and higher debt balances from new project financings. Capitalized interest was $6 million and $10 million for the first quarters of 2012 and 2011, respectively. The 2012 decrease was due to fewer projects under construction in 2012 compared to 2011.
Income Taxes
The table below provides a reconciliation of income tax benefit computed at the federal statutory income tax rate:

	Three months ended March 31,
(in millions)	2012	2011
Loss from continuing operations before income taxes	$(171)	$(64)
Provision for income tax benefit at federal statutory rate of 35%	$(60)	$(22)
Increase (decrease) in income tax from:
State tax benefit – net of federal tax expense	(14)	(5)
Tax credits, net	(19)	(18)
Property-related	—	(1)
Other	3	—
Total income tax benefit from continuing operations	$(90)	$(46)
Effective tax rate	53%	72%
EMG's effective tax rates were impacted by production tax credits and estimated state income tax benefits allocated from Edison International. Estimated state income tax benefits allocated from Edison International of $3 million and $2 million were recognized for the three months ended March 31, 2012 and 2011, respectively.

LIQUIDITY AND CAPITAL RESOURCES
Available Liquidity
The following table summarizes available liquidity at March 31, 2012:

(in millions)	Cash and Cash Equivalents	Available Under Credit Facility[1]	Total Available Liquidity
EME as a holding company	$711	$—	$711
EME subsidiaries without contractual dividend restrictions	216	—	216
EME corporate cash and cash equivalents	927	—	927
EME subsidiaries with contractual dividend restrictions
Midwest Generation[2]	230	500	730
Homer City	84	—	84
Other EME subsidiaries	66	—	66
Other EMG subsidiaries	58	—	58
Total	$1,365	$500	$1,865

[1]
Midwest Generation's existing credit facility matures in June 2012. For further discussion, see "Edison International Overview—Management Overview of EMG" and refer to "Item 1A. Risk Factors—Risks Relating to EMG—Liquidity Risks" in Edison International's annual report on Form 10-K for the year ended December 31, 2011. In the first quarter of 2012, EME terminated its $564 million revolving credit facility and entered into replacement letter of credit facilities secured by cash collateral. For additional information, see "Edison International Notes to Consolidated Financial Statements—Note 5—Debt and Credit Agreements—2012 Letter of Credit Facilities."

[2]	Cash and cash equivalents are available to meet Midwest Generation's operating and capital expenditure requirements.
See "Edison International Overview" for a discussion of EME's liquidity.
EME, as a holding company, does not directly operate any revenue-producing generation facilities. EME relies on cash distributions and tax payments from its projects and tax benefits received under a tax-allocation agreement with Edison International to meet its obligations, including debt service obligations on long-term debt. The timing and amount of distributions from EME's subsidiaries may be restricted. For further details, including the current restrictions on distributions from the Homer City facility, see "—Dividend Restrictions in Major Financings."
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
For information regarding third-party capital obtained in February 2012 to finance the development of a portion of EMG's wind portfolio, see "Edison International Overview—Management Overview of EMG—EMG's Renewable Energy Activities" in the MD&A and "Edison International Notes to Consolidated Financial Statements—Note 3. Variable Interest Entities—Projects or Entities that are Consolidated—Capistrano Wind Equity Capital."

Capital Investment Plan
Forecasted capital expenditures through 2014 by EMG's subsidiaries for existing projects and corporate activities are as follows:

(in millions)	April through December 2012	2013	2014
Midwest Generation Plants
Environmental[1]	$27	$102	$311
Plant capital	12	47	16
Homer City Plant	34	23	14
Walnut Creek Project	179	40	—
Renewable Energy Projects	105	1	2
Other capital	17	19	15
Total	$374	$232	$358

[1]	For additional information, see "Edison International Overview—Management Overview of EMG—Midwest Generation Environmental Compliance Plans and Costs."
Midwest Generation Capital Expenditures
Midwest Generation plants' projected environmental expenditures would retrofit Powerton Units 5 and 6, Joliet Units 7 and 8 and Will County Units 3 and 4, using dry scrubbing with sodium-based sorbents and upgrading particulate removal systems to comply with CPS requirements for SO2 emissions and the US EPA's regulation on hazardous air pollutant emissions. Decisions regarding whether or not to proceed with retrofitting any particular remaining units to comply with CPS requirements for SO2 emissions, including those that have received permits, remain subject to a number of factors, such as market conditions, regulatory and legislative developments, and forecasted commodity prices and capital and operating costs applicable at the time decisions are required or made. Final decisions on whether to install controls, to install particular kinds of controls, and to actually expend capital or continue with the expenditure of capital will be made as required, subject to the requirements of the CPS and other applicable regulations. Furthermore, the timing of commencing capital projects may vary from the amounts set forth in the above table. For additional discussion, see "Edison International Overview—Management Overview of EMG—Midwest Generation Environmental Compliance Plans and Costs."
Plant capital expenditures for Midwest Generation includes capital projects for boiler and turbine controls, major boiler components and electrical systems.
Homer City Capital Expenditures
The capital investment plan set forth above does not include environmental capital expenditures to retrofit the Homer City plant because Homer City does not have the funds for retrofits and will be dependent on external funding. Subject to the availability of capital, plant capital expenditures for Homer City are projected to be $34 million for the remaining nine months of 2012 and $23 million and $14 million in 2013 and 2014, respectively. See "Edison International Overview—Management Overview of EMG—Homer City Lease."
Renewable Energy Projects
At March 31, 2012, EMG's development pipeline of potential wind projects was approximately 1,300 MW. Future development of the wind portfolio is dependent on the availability of third-party capital. To the extent that third-party capital is available, the success of development efforts will depend upon, among other things, obtaining permits and agreements necessary to support an investment.

Historical Segment Cash Flows
The table below sets forth condensed historical cash flow information for EMG.

	Three months ended March 31,
(in millions)	2012	2011
Operating cash flow from continuing operations	$(96)	$116
Operating cash flow from discontinued operations	(1)	(2)
Net cash provided (used) by operating activities	(97)	114
Net cash provided by financing activities	275	103
Net cash used by investing activities	(174)	(108)
Net increase (decrease) in cash and cash equivalents	$4	$109
Net Cash Provided (Used) by Operating Activities
Net cash used by operating activities from continuing operations decreased $212 million in the first quarter of 2012 compared to the first quarter of 2011 primarily due to decreased operating income due to declining energy prices, increased operating costs and higher interest payments due to new energy project financings.
Net Cash Provided by Financing Activities
Net cash provided by financing activities from continuing operations increased $172 million in the first quarter of 2012 compared to the first quarter of 2011 primarily due to cash contributions from noncontrolling interests and the timing of financings and repayment of debt as summarized in the following table:

	Three months ended March 31,
(in millions)	2012	2011
Cash contributions from noncontrolling interests	$238	$—
Long-term debt financings
Renewable energy projects	—	76
Walnut Creek project	54	—
Short-term debt financings
Renewable energy projects	—	32
Debt repayments
Renewable energy projects	(4)	(6)
Other projects	(3)	(2)
Financing costs and others	(10)	3
Total cash provided by financing activities	$275	$103

Net Cash Used by Investing Activities
Net cash used by investing activities from continuing operations decreased $66 million in the first quarter of 2012 compared to the first quarter of 2011 primarily due to the timing of capital expenditures and cash collateral to secure letter of credit facilities associated with the termination of EME's revolving credit facility. Changes in other investing activities are reflected in the following table:

	Three months ended March 31,
(in millions)	2012	2011
Capital expenditures
Midwest Generation plants
Environmental	$(7)	$(21)
Plant capital	(3)	(10)
Homer City plant	(7)	(4)
Walnut Creek project	(55)	—
Renewable energy projects	(13)	(67)
Other capital expenditures	(1)	(3)
Investments in other assets	(3)	(1)
Collateral for letter of credit facilities	(74)	—
Other investing activities	(11)	(2)
Total cash used in investing activities	$(174)	$(108)
Credit Ratings
Credit ratings for EME, Midwest Generation and EMMT are as follows:

	Moody's Rating	S&P Rating	Fitch Rating
EME[1]	Caa3	CCC+	C
Midwest Generation[2]	B2	B	CCC
EMMT	Not Rated	CCC+	Not Rated

[1]	Senior unsecured rating.

[2]	First priority senior secured rating.
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
Margin, Collateral Deposits and Other Credit Support for Energy Contracts
Hedging Activities
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
Future cash collateral requirements may be higher than the margin and collateral requirements at March 31, 2012, if wholesale energy prices change or if EMMT enters into additional transactions. EMG estimates that margin and collateral requirements for energy and congestion contracts outstanding as of March 31, 2012 could increase by approximately $19 million over the remaining life of the contracts using a 95% confidence level.
Debt Covenants and Dividend Restrictions
Key Ratios of EMG's Principal Subsidiaries Affecting Dividends
Set forth below are key ratios of EMG's principal subsidiaries required by financing arrangements at March 31, 2012 or for the 12 months ended March 31, 2012:

Subsidiary	Financial Ratio	Covenant	Actual
Midwest Generation (Midwest Generation plants)	Debt-to-Capitalization Ratio	Less than or equal to 0.60 to 1	0.13 to 1
Homer City (Homer City plant)	Senior Rent Service Coverage Ratio	Greater than 1.7 to 1	1.09 to 1
As indicated above, the actual senior rent service coverage ratio of Homer City was below the covenant threshold for the 12 months ended March 31, 2012, and Homer City also did not meet the threshold for the prospective two 12-month periods, which currently precludes Homer City from making distributions, including repayment of certain intercompany loans and from paying the equity portion of the rent payment. On March 30, 2012, Homer City was granted a waiver by the owner-lessors of any rent default event with respect to the payment of the equity rent for all purposes other than restrictions on distributions from Homer City, including repayment of its intercompany loan . For additional information, see "Edison International Overview—Management Overview of EMG—Homer City Lease."
For a more detailed description of the covenants binding EME's principal subsidiaries that may restrict the ability of those entities to make distributions to EME directly or indirectly through the other holding companies owned by EME, refer to "Edison Mission Group—Liquidity and Capital Resources—Debt Covenants and Dividend Restrictions" in the year-ended 2011 MD&A.
EME's Senior Notes and Guaranty of Powerton-Joliet Leases
EME is restricted under applicable agreements from selling or disposing of assets, which includes distributions, if the aggregate net book value of all such sales and dispositions during the most recent 12-month period would exceed 10% of consolidated net tangible assets as defined in such agreements computed as of the end of the most recent fiscal quarter preceding the sale or disposition in question. At March 31, 2012, the maximum permissible sale or disposition of EME assets was $789 million.
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
Contractual Obligations and Contingencies
Contingencies
EMG has contingencies related to the Midwest Generation New Source Review lawsuit and other litigation, Homer City New Source Review lawsuit and other litigation, and environmental remediation which are discussed in "Edison International Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies."
Off-Balance Sheet Transactions
For a discussion of EMG's off-balance sheet transactions, refer to "EMG: Liquidity and Capital Resources—Off-Balance Sheet Transactions" in the year-ended 2011 MD&A. There have been no significant developments with respect to EMG's off-balance sheet transactions that affect disclosures presented in the 2011 Form 10-K except as set forth in "Edison International Overview—Management Overview of EMG—Homer City Lease."

Environmental Matters and Regulations
For a discussion of EMG's environmental matters, refer to "Environmental Regulation of Edison International and Subsidiaries" in Item 1 of Edison International's 2011 Form 10-K. There have been no significant developments with respect to environmental matters specifically affecting EMG since the filing of the 2011 Form 10-K, except as set forth in "Edison International Notes to Consolidated Financial Statements—Note 10. Environmental Developments."
MARKET RISK EXPOSURES
For a detailed discussion of EMG's market risk exposures, including commodity price risk, credit risk and interest rate risk, refer to "EMG: Market Risk Exposures" in the year ended 2011 MD&A.
Derivative Instruments
Unrealized Gains and Losses
EMG classifies unrealized gains and losses from derivative instruments (other than the effective portion of derivatives that qualify for hedge accounting) as part of operating revenues or fuel costs. The following table summarizes unrealized gains (losses) from non-trading activities:

	Three months ended March 31,
(in millions)	2012	2011
Midwest Generation plants
Non-qualifying hedges	$6	$(1)
Ineffective portion of cash flow hedges	1	—
Homer City plant
Non-qualifying hedges	—	1
Ineffective portion of cash flow hedges	—	1
Total unrealized gains	$7	$1
At March 31, 2012, cumulative unrealized gains of $14 million were recognized from non-qualifying hedge contracts or the ineffective portion of cash flow hedges related to subsequent periods ($13 million for the remainder of 2012 and $1 million for 2013).
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

The following table depicts the average historical market prices for energy per megawatt-hour at the locations indicated for the first quarters of 2012 and 2011:

	24-Hour Average Historical Market Prices[1]
	2012	2011
Midwest Generation plants
Northern Illinois Hub	$27.20	$34.01
Homer City plant
PJM West Hub	$31.82	$46.48
Homer City Busbar	29.01	41.12

[1]
Energy prices were calculated at the Northern Illinois Hub and Homer City Busbar delivery points and the PJM West Hub using historical hourly day-ahead prices as published by PJM or provided on the PJM web-site.

The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the Northern Illinois Hub and PJM West Hub at March 31, 2012:

	24-Hour Forward Energy Prices[1]
	Northern Illinois Hub	PJM West Hub
2012
April	$23.05	$28.65
May	23.38	28.90
June	25.44	32.19
July	29.99	36.55
August	30.61	37.28
September	23.22	30.35
October	22.84	29.83
November	23.16	30.82
December	26.54	35.37
2013 calendar "strip"[2]	$29.64	$37.44

[1]	Energy prices were determined by obtaining broker quotes and information from other public sources relating to the Northern Illinois Hub and PJM West Hub delivery points.

[2]	Market price for energy purchases for the entire calendar year.
Power prices continued to fall in the first quarter of 2012 due to an abundance of low-priced natural gas and the sales volume from the Midwest Generation plants has been correspondingly affected. Forward market prices at the Northern Illinois Hub and PJM West Hub fluctuate as a result of a number of factors, including natural gas prices, transmission congestion, changes in market rules, electricity demand (which in turn is affected by weather, economic growth, and other factors), plant outages in the region, and the amount of existing and planned power plant capacity. The actual spot prices for electricity delivered by the coal plants into these markets may vary materially from the forward market prices set forth in the preceding table.

EMMT engages in hedging activities for the coal plants to hedge the risk of future change in the price of electricity. The following table summarizes the hedge positions (including load requirements services contracts) at March 31, 2012 for electricity expected to be generated during the remainder of 2012 and in 2013:

	2012		2013
	MWh (in thousands)	Average price/ MWh[1]	MWh (in thousands)	Average price/ MWh[1]
Midwest Generation plants[2]	4,719	$39.18	1,020	$40.43
Homer City plant[3,4]	112	54.12	—	—
Total	4,831		1,020

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

[3]
2012 includes hedging activities entered into by EMMT for the Homer City plant at the PJM APS Zone that are not designated under the intercompany agreements with Homer City due to limitations under the sale-leaseback transaction documents.

[4]	The average price/MWh includes 158 MW of capacity for periods ranging from April 1, 2012 to May 31, 2012 at Homer City sold in conjunction with load requirements services contracts.

Capacity Price Risk
Under the RPM, capacity commitments are made in advance to provide a long-term pricing signal for construction of capacity resources. The following table summarizes the status of capacity sales for Midwest Generation and Homer City at March 31, 2012:

				RPM Capacity Sold in Base Residual Auction		Other Capacity Sales, Net of Purchases[3]		Aggregate Average Price per MW-day
	Installed Capacity MW	Unsold Capacity[1] MW	Capacity Sold[2] MW	MW	Price per MW-day	MW	Average Price per MW-day
April 1, 2012 to May 31, 2012
Midwest Generation	5,477	(555)	4,922	4,582	$110.00	340	$98.92	$109.23
Homer City	1,884	(163)	1,721	1,771	110.00	(50)	30.00	112.32
June 1, 2012 to May 31, 2013
Midwest Generation	5,477	(773)	4,704	4,704	16.46	—	—	16.46
Homer City	1,884	(355)	1,529	1,736	133.37	(207)	8.16	150.35
June 1, 2013 to May 31, 2014
Midwest Generation	5,477	(827)	4,650	4,650	27.73	—	—	27.73
Homer City	1,884	(104)	1,780	1,780	226.15	—	—	221.03	[4]
June 1, 2014 to May 31, 2015
Midwest Generation	5,477	(852)	4,625	4,625	125.99	—	—	125.99
Homer City	1,884	(190)	1,694	1,694	136.50	—	—	136.50

[1]
Capacity not sold arises from: (i) capacity retained to meet forced outages under the RPM auction guidelines, and (ii) capacity that PJM does not purchase at the clearing price resulting from the RPM auction.

[2]	Excludes 158 MW of capacity for periods ranging from April 1, 2012 to May 31, 2012 at Homer City sold in conjunction with load requirements services contracts.

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
Revenues from the sale of capacity from Midwest Generation and Homer City beyond the periods set forth above will depend upon the amount of capacity available and future market prices either in PJM or nearby markets if those facilities have an opportunity to capture a higher value associated with those markets.
Effective April 16, 2012, EMMT assigned the awards it received related to Homer City capacity to Homer City effective as of June 1, 2012. As a result of the financial outlook of Homer City, as previously discussed, EME's subsidiary, EMMT, has ceased to enter into hedging activities related to future power sales, but continues to enter into short-term energy transactions on behalf of Homer City pursuant to an intercompany agreement. Those transactions are generally back-to-back transactions in which EMMT enters into a transaction with a third party as a principal and then enters into an equivalent transaction with Homer City.
Basis Risk
During the three months ended March 31, 2012 and 2011, day-ahead prices at the Homer City busbar were lower than those at the PJM West Hub by an average of 9% and 12%, respectively. During the three months ended March 31, 2012, day-ahead prices at the individual busbars of the Midwest Generation plants compared to the AEP/Dayton Hub, Indiana Hub (Cinergy

Hub) and Northern Illinois Hub were on average lower by 6%, higher by 3% and higher by 1%, respectively. During the three months ended March 31, 2011, day-ahead prices at the individual busbars of the Midwest Generation plants were lower compared to the AEP/Dayton Hub, Indiana Hub (Cinergy Hub) and Northern Illinois Hub by an average of 11%, 6% and 1%, respectively. Differences in day-ahead pricing between the individual busbars of the Homer City and Midwest Generation plants generally arise due to transmission congestion.
Credit Risk
The credit risk exposure from counterparties of merchant energy hedging and trading activities is measured as the sum of net receivables (accounts receivable less accounts payable) and the current fair value of net derivative assets. EMG's subsidiaries enter into master agreements and other arrangements in conducting such activities which typically provide for a right of setoff in the event of bankruptcy or default by the counterparty. At March 31, 2012, the balance sheet exposure as described above, by the credit ratings of EMG's counterparties, was as follows:

	March 31, 2012
(in millions)	Exposure[2]	Collateral	Net Exposure
Credit Rating[1]
A or higher	$81	$(8)	$73
A-	3	—	3
BBB+	1	—	1
BBB-	4	—	4
Below investment grade	78	(77)	1
Total	$167	$(85)	$82

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

The credit risk exposure set forth in the above table is composed of $50 million of net accounts receivable and payables and $117 million representing the fair value of derivative contracts. The exposure is based on master netting agreements with the related counterparties. Credit ratings may not be reflective of the actual related credit risks. In addition to the amounts set forth in the above table, EMG's subsidiaries have posted a $76 million cash margin in the aggregate with PJM, NYISO, MISO, clearing brokers and other counterparties to support hedging and trading activities. The margin posted to support these activities also exposes EMG to credit risk of the related entities.
The coal plants sell electric power generally into the PJM market by participating in PJM's capacity and energy markets or transacting in capacity and energy on a bilateral basis. Sales into PJM accounted for approximately 67% of EMG's consolidated operating revenues for the three months ended March 31, 2012. At March 31, 2012, EMG's account receivable due from PJM was $41 million.
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
Interest Rate Risk
Interest rate changes can affect earnings and the cost of capital for capital improvements or new investments in power projects. EMG mitigates the risk of interest rate fluctuations by arranging for fixed rate financing or variable rate financing with interest rate swaps, interest rate options or other hedging mechanisms for a number of its project financings. For further details, see "Edison International Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements" and "—Note 6. Derivative Instruments and Hedging Activities."

EDISON INTERNATIONAL PARENT AND OTHER
RESULTS OF OPERATIONS
Results of operations for Edison International Parent and Other includes amounts from other Edison International subsidiaries that are not significant as a reportable segment, as well as intercompany eliminations.
Edison International Parent and Other loss from continuing operations was $5 million and $2 million for the three months ended March 31, 2012 and 2011, respectively. Results included consolidated tax benefits of $4 million and $6 million in 2012 and 2011, respectively, representing differences in the allocation of state income taxes to subsidiaries under tax allocation agreements.
LIQUIDITY AND CAPITAL RESOURCES
Edison International Parent liquidity and its ability to pay operating expenses and dividends to common shareholders is dependent on dividends from SCE, tax-allocation payments under its tax-allocation agreements with its subsidiaries, and access to bank and capital markets.
The following table summarizes the status of the Edison International Parent credit facility (expires in February 2013) at March 31, 2012:

(in millions)	Edison International (parent)
Commitment	$1,379
Outstanding borrowings	(13)
Outstanding letters of credit	—
Amount available	$1,366
Edison International expects to complete negotiations for a replacement credit facility with substantially similar terms and current market rates in 2012.
Edison International has a debt covenant in its credit facility that requires a consolidated debt to total capitalization ratio of less than or equal to 0.65 to 1. At March 31, 2012, Edison International's consolidated debt to total capitalization ratio was 0.56 to 1.
Historical Segment Cash Flows
The table below sets forth condensed historical cash flow information for Edison International Parent and Other.

	Three months ended March 31,
(in millions)	2012	2011
Net cash used by operating activities	$(2)	$(69)
Net cash provided by financing activities	6	72
Net cash provided by investing activities	—	—
Net increase in cash and cash equivalents	$4	$3
Net Cash Used by Operating Activities
Net cash used by operating activities primarily relate to interest, operating costs and income taxes of Edison International Parent. In addition to these factors, Edison International Parent funded a portion of the 2011 tax-allocation payments due by Edison Capital in consideration of an intercompany note receivable.

Net Cash Provided by Financing Activities
Financing activities for the first quarter of 2012 were as follows:

•	Paid $106 million of dividends to Edison International common shareholders.

•	Received $116 million of dividend payments from SCE.
Financing activities for the first quarter of 2011 were as follows:

•	Paid $104 million of dividends to Edison International common shareholders.

•	Received $115 million of dividend payments from SCE.

•	Borrowed $62 million under Edison International's line of credit to fund interim working capital requirements.

EDISON INTERNATIONAL (CONSOLIDATED)
LIQUIDITY AND CAPITAL RESOURCES
Contractual Obligations
Significant changes with respect to Edison International (Consolidated) contractual obligations since the filing of the 2011 Form 10-K are discussed in "EMG: Liquidity and Capital Resources—Contractual Obligations and Contingencies" and "SCE: Liquidity and Capital Resources—Contractual Obligations and Contingencies."
CRITICAL ACCOUNTING ESTIMATES AND POLICIES
For a discussion of Edison International's critical accounting estimates and policies, see "Critical Accounting Estimates and Policies" in the year-ended 2011 MD&A.
NEW ACCOUNTING GUIDANCE
New accounting guidance is discussed in "Edison International Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—New Accounting Guidance."
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information responding to Item 3 is included in the MD&A under the headings "SCE: Market Risk Exposures" and "EMG: Market Risk Exposures."
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

PART II.    OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
For a discussion of Edison International's legal proceedings, refer to "Edison International Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies—Contingencies" in the 2011 Form 10-K. There have been no significant developments with respect to legal proceedings specifically affecting Edison International since the filing of the 2011 Form 10-K, except as follows:
Midwest Generation New Source Review and Other Litigation
In February 2012, certain of the environmental action groups that had intervened in the US EPA's New Source Review case entered into an agreement with Midwest Generation to dismiss without prejudice all of their opacity claims as to all defendants. The agreed upon motion to dismiss was approved by the court on March 26, 2012.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table contains information about all purchases of Edison International Common Stock made by or on behalf of Edison International in the first quarter of 2012.

Period	(a) Total Number of Shares (or Units) Purchased[1]	(b) Average Price Paid per Share (or Unit)[1]	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2012 to January 31, 2012	737,675	$40.90	—	—
February 1, 2012 to February 29, 2012	484,676	$41.31	—	—
March 1, 2012 to March 31, 2012	1,031,072	$42.83	—	—
Total	2,253,423	$41.87	—	—

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

ITEM 6.     EXHIBITS

Exhibit Number	Description

10.1**	Edison International 2012 Executive Annual Incentive Program

10.2**	Edison International 2012 Long-Term Incentives Terms and Conditions

10.3**	Edison International Executive Incentive Compensation Plan, as amended and restated effective January 1, 2012

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32	Statement Pursuant to 18 U.S.C. Section 1350

101
Financial statements from the quarterly report on Form 10-Q of Edison International for the quarter ended March 31, 2012, filed on May 2, 2012, formatted in XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements

________________________________________

**	Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a)3.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDISON INTERNATIONAL

		By:	/s/ Mark C. Clarke

Mark C. Clarke Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)

Date:	May 2, 2012