Form 10-Q
period 2012-06-30
EDISON INTERNATIONAL
filed 2012-07-31
CIK 827052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at July 27, 2012
Common Stock, no par value	325,811,206

i

GLOSSARY
The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2011 Form 10-K	Edison International's Annual Report on Form 10-K for the year-ended December 31, 2011
2010 Tax Relief Act	Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010
AFUDC	allowance for funds used during construction
Ambit project	American Bituminous Power Partners, L.P.
AOI	Adjusted Operating Income (Loss)
APS	Arizona Public Service Company
ARO(s)	asset retirement obligation(s)
BACT	best available control technology
BART	best available retrofit technology
Bcf	billion cubic feet
Big 4	Kern River, Midway-Sunset, Sycamore and Watson natural gas power projects
Btu	British thermal units
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAISO	California Independent System Operator
CAMR	Clean Air Mercury Rule
CARB	California Air Resources Board
CDWR	California Department of Water Resources
CEC	California Energy Commission
coal plants	Midwest Generation coal plants and Homer City plant
Commonwealth Edison	Commonwealth Edison Company
CPS	Combined Pollutant Standard
CPUC	California Public Utilities Commission
CSAPR	Cross-State Air Pollution Rule
CRRs	congestion revenue rights
DOE	U.S. Department of Energy
EME	Edison Mission Energy
EMG	Edison Mission Group Inc.
EMMT	Edison Mission Marketing & Trading, Inc.
EPS	earnings per share
ERRA	energy resource recovery account
Exelon Generation	Exelon Generation Company LLC
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FGIC	Financial Guarantee Insurance Company
FIP(s)	federal implementation plan(s)
Four Corners	coal fueled electric generating facility located in Farmington, New Mexico in which SCE holds a 48% ownership interest
GAAP	generally accepted accounting principles
GECC	General Electric Capital Corporation
GHG	greenhouse gas

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

v

(This page has been left blank intentionally.)

PART I.    FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

Consolidated Statements of Income			Edison International

	Three months ended June 30,		Six months ended June 30,
(in millions, except per-share amounts, unaudited)	2012	2011	2012	2011
Electric utility	$2,650	$2,445	$5,061	$4,676
Competitive power generation	407	538	851	1,090
Total operating revenue	3,057	2,983	5,912	5,766
Fuel	276	256	559	515
Purchased power	822	649	1,437	1,158
Operation and maintenance	1,209	1,255	2,393	2,404
Depreciation, decommissioning and amortization	467	435	924	852
Asset impairments and other	11	8	26	8
Total operating expenses	2,785	2,603	5,339	4,937
Operating income	272	380	573	829
Interest and dividend income	13	30	16	34
Equity in income from unconsolidated affiliates – net	18	18	17	12
Other income	38	42	68	83
Interest expense	(218)	(203)	(430)	(398)
Other expenses	(19)	(13)	(26)	(25)
Income from continuing operations before income taxes	104	254	218	535
Income tax expense	1	62	2	127
Income from continuing operations	103	192	216	408
Loss from discontinued operations, net of tax	—	(1)	(1)	(3)
Net income	103	191	215	405
Dividends on preferred and preference stock of utility	23	15	41	29
Other noncontrolling interests	6	—	7	—
Net income attributable to Edison International common shareholders	$74	$176	$167	$376
Amounts attributable to Edison International common shareholders:
Income from continuing operations, net of tax	$74	$177	$168	$379
Loss from discontinued operations, net of tax	—	(1)	(1)	(3)
Net income attributable to Edison International common shareholders	$74	$176	$167	$376
Basic earnings (loss) per common share attributable to Edison International common shareholders:
Weighted-average shares of common stock outstanding	326	326	326	326
Continuing operations	$0.23	$0.54	$0.51	$1.16
Discontinued operations	—	—	—	(0.01)
Total	$0.23	$0.54	$0.51	$1.15
Diluted earnings (loss) per common share attributable to Edison International common shareholders:
Weighted-average shares of common stock outstanding, including effect of dilutive securities	334	329	333	328
Continuing operations	$0.22	$0.54	$0.50	$1.16
Discontinued operations	—	—	—	(0.01)
Total	$0.22	$0.54	$0.50	$1.15
Dividends declared per common share	$0.325	$0.320	$0.650	$0.640

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income			Edison International

	Three months ended June 30,		Six months ended June 30,
(in millions, unaudited)	2012	2011	2012	2011
Net income	$103	$191	$215	$405
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits other than pensions:
Net loss arising during the period, net of income tax benefit of $2 for both the three and six months ended 2012	(4)	—	(3)	—
Amortization of net loss included in net income, net of income tax expense of $1 and $1 for the three months and $5 and $3 for the six months ended June 30, 2012 and 2011, respectively	3	1	9	4
Unrealized loss on derivatives qualified as cash flow hedges:
Unrealized holding loss arising during the period, net of income tax benefit of $19 and $9 for the three months and $2 and $5 for the six months ended June 30, 2012 and 2011, respectively	(28)	(14)	(3)	(8)
Reclassification adjustments included in net income, net of income tax benefit of $6 and $6 for the three months and $13 and $12 for the six months ended June 30, 2012 and 2011, respectively	(9)	(7)	(20)	(17)
Other comprehensive loss	(38)	(20)	(17)	(21)
Comprehensive income	65	171	198	384
Less: Comprehensive income attributable to noncontrolling interests	29	15	48	29
Comprehensive income attributable to Edison International	$36	$156	$150	$355

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

(in millions, unaudited)	June 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$1,175	$1,469
Receivables, less allowances of $74 and $75 for uncollectible accounts at respective dates	864	908
Accrued unbilled revenue	726	519
Inventory	567	624
Prepaid taxes	91	88
Derivative assets	91	106
Restricted cash and cash equivalents	110	103
Margin and collateral deposits	84	58
Regulatory assets	583	494
Other current assets	147	115
Total current assets	4,438	4,484
Nuclear decommissioning trusts	3,810	3,592
Investments in unconsolidated affiliates	530	525
Other investments	220	211
Total investments	4,560	4,328
Utility property, plant and equipment, less accumulated depreciation of $7,153 and $6,894 at respective dates	28,708	27,569
Competitive power generation and other property, plant and equipment, less accumulated depreciation of $1,548 and $1,408 at respective dates	4,535	4,547
Total property, plant and equipment	33,243	32,116
Derivative assets	111	128
Restricted deposits	97	51
Rent payments in excess of levelized rent expense under plant operating leases	798	760
Regulatory assets	5,424	5,466
Other long-term assets	717	706
Total long-term assets	7,147	7,111

Total assets	$49,388	$48,039

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

(in millions, except share amounts, unaudited)	June 30, 2012	December 31, 2011
LIABILITIES AND EQUITY
Short-term debt	$327	$429
Current portion of long-term debt	565	57
Accounts payable	1,140	1,419
Accrued taxes	32	52
Accrued interest	227	205
Customer deposits	195	199
Derivative liabilities	170	268
Regulatory liabilities	721	670
Other current liabilities	846	1,049
Total current liabilities	4,223	4,348
Long-term debt	13,658	13,689
Deferred income taxes	5,465	5,396
Deferred investment tax credits	86	89
Customer advances	150	138
Derivative liabilities	558	547
Pensions and benefits	2,854	2,912
Asset retirement obligations	2,771	2,688
Regulatory liabilities	5,038	4,670
Other deferred credits and other long-term liabilities	2,640	2,476
Total deferred credits and other liabilities	19,562	18,916
Total liabilities	37,443	36,953
Commitments and contingencies (Note 9)
Common stock, no par value (800,000,000 shares authorized; 325,811,206 shares issued and outstanding at each date)	2,371	2,360
Accumulated other comprehensive loss	(156)	(139)
Retained earnings	7,730	7,834
Total Edison International's common shareholders' equity	9,945	10,055
Preferred and preference stock of utility	1,760	1,029
Other noncontrolling interests	240	2
Total noncontrolling interests	2,000	1,031
Total equity	11,945	11,086
Total liabilities and equity	$49,388	$48,039

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Edison International
	Six months ended June 30,
(in millions, unaudited)	2012	2011
Cash flows from operating activities:
Net income	$215	$405
Less: Loss from discontinued operations	(1)	(3)
Income from continuing operations	216	408
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, decommissioning and amortization	924	852
Regulatory impacts of net nuclear decommissioning trust earnings	114	75
Other amortization	49	75
Asset impairments and other	26	7
Stock-based compensation	18	15
Equity in income from unconsolidated affiliates	(17)	(12)
Distributions from unconsolidated affiliates	6	15
Deferred income taxes and investment tax credits	(93)	223
Income from leveraged leases	(3)	(3)
Proceeds from U.S. treasury grants	29	—
Changes in operating assets and liabilities:
Receivables	10	64
Inventory	57	(21)
Margin and collateral deposits – net of collateral received	(20)	1
Prepaid taxes	(3)	34
Other current assets	(217)	(189)
Rent payments in excess of levelized rent expense	(38)	(101)
Accounts payable	—	66
Accrued taxes	(15)	(19)
Other current liabilities	(115)	(212)
Derivative assets and liabilities – net	(92)	303
Regulatory assets and liabilities – net	252	(260)
Other assets	(7)	(38)
Other liabilities	80	(58)
Operating cash flows from discontinued operations	(1)	(3)
Net cash provided by operating activities	1,160	1,222
Cash flows from financing activities:
Long-term debt issued	495	592
Long-term debt issuance costs	(11)	(5)
Long-term debt repaid	(29)	(30)
Bonds purchased	—	(56)
Preference stock issued – net	805	123
Preference stock redeemed	(75)	—
Short-term debt financing – net	(112)	292
Settlements of stock-based compensation – net	(41)	(13)
Cash contributions from noncontrolling interests	238	—
Dividends and distributions to noncontrolling interests	(36)	(28)
Dividends paid	(212)	(209)
Net cash provided by financing activities	$1,022	$666

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Edison International
	Six months ended June 30,
(in millions, unaudited)	2012	2011
Cash flows from investing activities:
Capital expenditures	$(2,291)	$(2,256)
Proceeds from sale of nuclear decommissioning trust investments	1,097	1,146
Purchases of nuclear decommissioning trust investments and other	(1,222)	(1,230)
Proceeds from partnerships and unconsolidated subsidiaries, net of investment	5	5
Restricted deposits and restricted cash and cash equivalents	(69)	19
Customer advances for construction and other investments	4	(16)
Net cash used by investing activities	(2,476)	(2,332)
Net decrease in cash and cash equivalents	(294)	(444)
Cash and cash equivalents, beginning of period	1,469	1,389
Cash and cash equivalents, end of period	$1,175	$945

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
In the opinion of management, all adjustments, consisting of recurring accruals, have been made that are necessary to fairly state the consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America for the periods covered by this quarterly report on Form 10-Q. The results of operations for the three- and six-month periods ended June 30, 2012 are not necessarily indicative of the operating results for the full year.
The December 31, 2011 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
Cash Equivalents
Cash equivalents included investments in money market funds totaling $982 million and $1.3 billion at June 30, 2012 and December 31, 2011, respectively. Generally, the carrying value of cash equivalents equals the fair value, as these investments have original maturities of three months or less.
Edison International temporarily invests the ending daily cash balance in its primary disbursement accounts until required for check clearing. Edison International reclassified $132 million and $220 million of checks issued, but not yet paid by the financial institution, from cash to accounts payable at June 30, 2012 and December 31, 2011, respectively.
Restricted Cash and Cash Equivalents, and Restricted Deposits
Restricted cash and cash equivalents at June 30, 2012 and December 31, 2011 included $97 million received from a wind project financing that was held in escrow at those dates. At June 30, 2012, restricted deposits included $51 million to support outstanding letters of credit issued under EME's letter of credit facilities.
Inventory
Inventory is stated at the lower of cost or market, cost being determined by the weighted-average cost method for fuel, and the average cost method for materials and supplies. Inventory consisted of the following:

(in millions)	June 30, 2012	December 31, 2011
Coal, gas, fuel oil and other raw materials	$160	$211
Spare parts, materials and supplies	407	413
Total inventory	$567	$624

Revenue Recognition
Electric Utility Revenue
Operating revenue is recognized when electricity is delivered and includes amounts for services rendered but unbilled at the end of each reporting period. During the first six months of 2012, pending the outcome of the 2012 GRC, SCE recognized GRC-related revenue based on the 2011 authorized revenue requirement included in customer rates. A GRC memorandum account has been established for SCE, which will make the 2012 revenue requirement ultimately adopted by the CPUC effective as of January 1, 2012.
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

	Three months ended June 30,		Six months ended June 30,
(in millions)	2012	2011	2012	2011
Basic earnings per share – continuing operations:
Income from continuing operations attributable to common shareholders, net of tax	$74	$177	$168	$379
Participating securities dividends	—	—	—	—
Income from continuing operations available to common shareholders	$74	$177	$168	$379
Weighted average common shares outstanding	326	326	326	326
Basic earnings per share – continuing operations	$0.23	$0.54	$0.51	$1.16
Diluted earnings per share – continuing operations:
Income from continuing operations available to common shareholders	$74	$177	$168	$379
Income impact of assumed conversions	—	1	—	1
Income from continuing operations available to common shareholders and assumed conversions	$74	$178	$168	$380
Weighted average common shares outstanding	326	326	326	326
Incremental shares from assumed conversions	8	3	7	2
Adjusted weighted average shares – diluted	334	329	333	328
Diluted earnings per share – continuing operations	$0.22	$0.54	$0.50	$1.16
Stock-based compensation awards to purchase 3,266,857 and 5,896,940 shares of common stock for the three months ended June 30, 2012 and 2011, respectively, and 4,928,510 and 5,896,940 shares of common stock for the six months ended June 30, 2012 and 2011, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the awards was greater than the average market price of the common shares and therefore, the effect would have been antidilutive.
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
Note 2.    Consolidated Statements of Changes in Equity
The following table provides the changes in equity for the six months ended June 30, 2012.

	Equity Attributable to Edison International					Noncontrolling Interests
(in millions)	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Subtotal	Other		Preferred and Preference Stock	Total Equity
Balance at December 31, 2011	$2,360		$(139)	$7,834	$10,055	$2		$1,029	$11,086
Net income	—		—	167	167	7		41	215
Other comprehensive loss	—		(17)	—	(17)	—		—	(17)
Contributions from noncontrolling interests[1]	—		—	—	—	238		—	238
Transfer of assets to Capistrano Wind Partners[2]	(21)		—	—	(21)	—		—	(21)
Common stock dividends declared ($0.65 per share)	—		—	(212)	(212)	—		—	(212)
Dividends, distributions to noncontrolling interests and other	—		—	—	—	(7)		(41)	(48)
Stock-based compensation and other	15		—	(56)	(41)	—		—	(41)
Noncash stock-based compensation and other	17		—	(2)	15	—		—	15
Issuance of preference stock	—		—	—	—	—		805	805
Redemption of preference stock	—	—	—	(1)	(1)	—	—	(74)	(75)
Balance at June 30, 2012	$2,371		$(156)	$7,730	$9,945	$240		$1,760	$11,945

[1]	Funds contribution by third-party investors related to the Capistrano Wind equity capital raise are reported in noncontrolling interest. For further information, see Note 3.

[2]
Common stock was reduced by $21 million during the six months ended June 30, 2012 due to a new tax basis in the assets transferred to Capistrano Wind Partners. The tax basis allocation to the transferred assets was updated during the three months ended June 30, 2012. For further information, see Note 3.

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
Note 3.    Variable Interest Entities
Categories of Variable Interest Entities
Projects or Entities that are Consolidated
At June 30, 2012 and December 31, 2011, 16 and 13 wind projects were consolidated with a total generating capacity of 861 MW and 570 MW, respectively, that have noncontrolling interests held by others. The increase from the projects consolidated after December 31, 2011 was due to the Capistrano Wind equity capital transaction discussed below. In determining that Edison International's subsidiary, EME was the primary beneficiary of the projects that are consolidated, key factors considered were EME's ability to direct commercial and operating activities and EME's obligation to absorb losses of the variable interest entities.
The following table presents summarized financial information of the projects that were consolidated by EMG:

(in millions)	June 30, 2012	December 31, 2011
Current assets	$118	$36
Net property, plant and equipment	1,107	675
Other long-term assets	22	5
Total assets	$1,247	$716
Current liabilities	$34	$28
Long-term debt net of current portion	175	57
Deferred revenues	173	69
Long-term derivative liabilities	22	—
Other long-term liabilities	37	22
Total liabilities	$441	$176
Noncontrolling interests	$240	$2
Assets serving as collateral for the debt obligations had a carrying value of $472 million and $136 million at June 30, 2012 and December 31, 2011, respectively, and primarily consist of property, plant and equipment.

Capistrano Wind Equity Capital
As part of its plan to obtain third-party equity capital to finance the development of a portion of EME's wind portfolio, on February 13, 2012, Edison Mission Wind Inc. (Edison Mission Wind) sold its indirect equity interests in the Cedro Hill wind project (150 MW in Texas), the Mountain Wind Power I project (61 MW in Wyoming) and the Mountain Wind Power II project (80 MW in Wyoming) to a new venture, Capistrano Wind Partners. Outside investors provided $238 million of the funding. Capistrano Wind Partners also agreed to acquire the Broken Bow I wind project (80 MW in Nebraska) and the Crofton Bluffs wind project (40 MW in Nebraska) for consideration expected to include $140 million from the same outside investors upon the satisfaction of specified conditions, including commencement of commercial operation and conversion of project debt financing to term loans. In March 2012, EME received a distribution of the proceeds from outside investors, which will be used for general corporate purposes. Through their ownership of Capistrano Wind Holdings, an indirect subsidiary of EME, Edison Mission Wind, and EME's parent company, Mission Energy Holding Company (MEHC), own 100% of the Class A equity interests in Capistrano Wind Partners, and the Class B preferred equity interests are held by outside investors. Under the terms of the formation documents, preferred equity interests receive 100% of the cash available for distribution, up to a scheduled amount to target a certain return and thereafter cash distributions are shared. Cash available for distribution includes 90% of the tax benefits realized by MEHC and contributed to Capistrano Wind Partners.
Edison Mission Wind retains indirect beneficial ownership of the common equity in the projects, net of a $4 million preferred investment made by MEHC, and retains responsibilities for managing the operations of Capistrano Wind Holdings and its projects, and accordingly, EME will continue to consolidate these projects. The $238 million contributed by the third-party interests is reflected in "Other noncontrolling interests" on Edison International's consolidated balance sheets at June 30, 2012. This transaction was accounted for as a transfer among entities under common control and, therefore, resulted in no change in the book basis of the transferred assets. However, the transaction did trigger a taxable gain and new tax basis in the assets with a corresponding adjustment to deferred taxes and a reduction to equity of $21 million.
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
As of the balance sheet date, the carrying amount of assets and liabilities in SCE's consolidated balance sheet that relate to its involvement with VIEs result from amounts due under the PPAs or the fair value of those derivative contracts. Under these contracts, SCE recovers the costs incurred through demonstration of compliance with its CPUC-approved long-term power procurement plans. SCE has no residual interest in the entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees or other commitments associated with these contracts other than the purchase commitments described in Note 9. As a result, there is no significant potential exposure to loss as a result of SCE's involvement with these VIEs. The aggregate capacity dedicated to SCE for these VIE projects was 3,820 MW at June 30, 2012 and the amounts that SCE paid to these projects were $57 million and $83 million for the three months ended June 30, 2012 and 2011, respectively, and $134 million and $169 million for the six months ended June 30, 2012 and 2011, respectively. These amounts are recoverable in customer rates, subject to reasonableness review.
Unconsolidated Trust
In May 2012, SCE Trust I issued 5.625% trust securities cumulative, liquidation amount of $25 per share ($475 million aggregate liquidation preference) to the public and $10,000 of common stock (100%) to SCE. The trust invested the proceeds of these trust securities in Series F Preference Stock issued by SCE in the principal amount of $475 million (cumulative, $2,500 per share liquidation value) and which have substantially the same payment terms as the trust securities. The trust securities or the Series F Preference Stock do not have a maturity date. Upon any redemption of the Series F Preference Stock, a corresponding dollar amount of trust securities will be redeemed (for further information see Note 12). SCE Trust I will pay dividends at the same rate and on the same dates on the trust securities when, and if the SCE board of directors declare and make dividend payments on the Series F Preference Stock. The trust will use the dividends, if any, it receives on the Series F Preference Stock to make its corresponding dividend payments on the trust securities. If SCE does not make dividend payments to the trust, SCE would be prohibited from paying dividends on its common stock. SCE has fully and unconditionally guaranteed the payment of trust securities and also its dividends, if and when, SCE pays dividends on the Series F Preference Stock.
SCE Trust I was formed for the exclusive purpose of issuing trust preference securities (“trust securities”). The trust is a VIE. SCE has concluded that it is not the primary beneficiary of this VIE as it does not have the obligation to absorb the expected losses or the right to receive the expected residual returns of the trust. The trust's balance sheet as of June 30, 2012 consisted of an investment of $475 million in the preference stock, $475 million of trust securities and $10,000 of common stock. The trust's income statement for the three- and six-month periods ended June 30, 2012 consisted of dividend income and accrued dividend payments of $3 million.
Note 4.    Fair Value Measurements
Recurring Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an “exit price”). Fair value of an asset or liability considers assumptions that market participants would use in pricing the asset or liability, including assumptions about nonperformance risk which was not material as of June 30, 2012 and December 31, 2011.
Assets and liabilities are categorized into a three-level fair value hierarchy based on valuation inputs used to determine fair value. The hierarchy gives the highest priority to unadjusted quoted market prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

The following table sets forth assets and liabilities that were accounted for at fair value by level within the fair value hierarchy:

	June 30, 2012
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at Fair Value
Money market funds[2]	$982	$—	$—	$—	$982
Derivative contracts:
Electricity	—	108	164	(70)	202
Natural gas	4	—	—	(4)	—
Subtotal of derivative contracts	4	108	164	(74)	202
Long-term disability plan	8	—	—	—	8
Nuclear decommissioning trusts:
Stocks[3]	2,090	—	—	—	2,090
Municipal bonds	—	714	—	—	714
U.S. government and agency securities	389	160	—	—	549
Corporate bonds[4]	—	382	—	—	382
Short-term investments, primarily cash equivalents[5]	2	90	—	—	92
Subtotal of nuclear decommissioning trusts	2,481	1,346	—	—	3,827
Total assets[6]	3,475	1,454	164	(74)	5,019
Liabilities at Fair Value
Derivative contracts:
Electricity	—	7	31	(28)	10
Natural gas	—	194	28	(66)	156
Tolling	—	—	448	—	448
Subtotal of derivative contracts	—	201	507	(94)	614
Interest rate contracts	—	114	—	—	114
Total liabilities	—	315	507	(94)	728
Net assets (liabilities)	$3,475	$1,139	$(343)	$20	$4,291

	December 31, 2011
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at Fair Value
Money market funds[2]	$1,321	$—	$—	$—	$1,321
Derivative contracts:
Electricity	—	66	218	(62)	222
Natural gas	4	5	—	(7)	2
Fuel oil	4	—	—	(4)	—
Tolling	—	—	10	—	10
Subtotal of commodity contracts	8	71	228	(73)	234
Long-term disability plan	8	—	—	—	8
Nuclear decommissioning trusts:
Stocks[3]	1,899	—	—	—	1,899
Municipal bonds	—	756	—	—	756
U.S. government and agency securities	433	147	—	—	580
Corporate bonds[4]	—	317	—	—	317
Short-term investments, primarily cash equivalents[5]	—	15	—	—	15
Subtotal of nuclear decommissioning trusts	2,332	1,235	—	—	3,567
Total assets[6]	3,669	1,306	228	(73)	5,130
Liabilities at Fair Value
Derivative contracts:
Electricity	—	13	77	(21)	69
Natural gas	—	234	23	(52)	205
Tolling	—	—	451	—	451
Subtotal of commodity contracts	—	247	551	(73)	725
Interest rate contracts	—	90	—	—	90
Total liabilities	—	337	551	(73)	815
Net assets (liabilities)	$3,669	$969	$(323)	$—	$4,315

[1]
Represents the netting of assets and liabilities under master netting agreements and cash collateral across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

[2]	Money market funds are included in cash and cash equivalents and restricted cash and cash equivalents on Edison International's consolidated balance sheets.

[3]	Approximately 67% and 70% of the equity investments were located in the United States at June 30, 2012 and December 31, 2011, respectively.

[4]
At June 30, 2012 and December 31, 2011, corporate bonds were diversified and included collateralized mortgage obligations and other asset backed securities of $44 million and $22 million, respectively.

[5]
Excludes net payables of $17 million and net receivables of $25 million at June 30, 2012 and December 31, 2011, respectively, of interest and dividend receivables as well as receivables and payables related to pending securities sales and purchases.

[6]
Excludes other investments of $98 million and $81 million at June 30, 2012 and December 31, 2011, respectively, primarily related to the cash surrender value of company owned life insurance investments which are used to fund certain executive benefits including deferred compensation. Also excludes other investments of $110 million and $118 million at June 30, 2012 and December 31, 2011, respectively, primarily related to leveraged leases.

The following table sets forth a summary of changes in the fair value of Level 3 net derivative assets and liabilities:

	Three months ended June 30,			Six months ended June 30,
(in millions)	2012		2011	2012		2011
Fair value of net assets (liabilities) at beginning of period	$(662)		$(44)	$(323)		$97
Total realized/unrealized gains (losses):
Included in earnings[1]	23		18	8		18
Included in regulatory assets and liabilities[2]	285	[3]	(247)	(16)	[3]	(382)
Included in accumulated other comprehensive income[4]	—		(4)	2		(3)
Purchases	42		22	69		28
Settlements	(31)		(20)	(32)		(31)
Transfers out of Level 3[5]	—		—	(51)		(2)
Fair value of net liabilities at end of period	$(343)		$(275)	$(343)		$(275)
Change during the period in unrealized losses related to assets and liabilities held at the end of the period[6]	$293		$(226)	$7		$(368)

[1]	Reported in "Competitive power generation" revenue on Edison International's consolidated statements of income.

[2]	Due to regulatory mechanisms, SCE's realized and unrealized gains and losses are recorded as regulatory assets and liabilities.

[3]	Includes the elimination of the fair value of derivatives with SCE's consolidated affiliates.

[4]	Included in reclassification adjustments in Edison International's consolidated statements of other comprehensive income.

[5]	Transfers out of Level 3 into Level 2 occurred due to significant observable inputs becoming available as the transactions near maturity.

[6]
Amounts reported in "Competitive power generation" revenue on Edison International's consolidated statements of income were $14 million and for both the three months ended June 30, 2012 and 2011, and were $8 million for both the six months ended June 30, 2012 and 2011. The remainder of the unrealized losses relate to SCE. See 2 above.

The fair value for transfers in and transfers out of each level is determined at the end of each reporting period. There were no transfers between Levels 1 and 2 during the three- and six-months ended June 30, 2012 and 2011.
Valuation Techniques Used to Determine Fair Value
Level 1
The fair value of Level 1 assets and liabilities is determined using unadjusted quoted prices in active markets that are available at the measurement date for identical assets and liabilities. This level includes exchange-traded equity securities and derivatives, U.S. treasury securities and money market funds.
Level 2
The fair value of Level 2 assets and liabilities is determined using the income approach by obtaining quoted prices for similar assets and liabilities in active markets and inputs that are observable, either directly or indirectly, for substantially the full term of the instrument. This level includes fixed income securities, over-the-counter derivatives and interest rate swaps. For further discussion on fixed income securities, see "—Nuclear Decommissioning Trusts" below.
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
Level 3 Valuation Process
The process of determining fair value is the responsibility of the risk department which reports to the chief financial officer. This department obtains observable and unobservable inputs through broker quotes, exchanges and internal valuation techniques that use both standard and proprietary models to determine fair value. Each reporting period, the risk and finance departments collaborate to determine the appropriate fair value methodologies and classifications for each derivative. Inputs are validated for reasonableness by comparison against prior prices, other broker quotes and volatility fluctuation thresholds. Inputs used and valuations are reviewed period-over-period and compared with market conditions to determine reasonableness.
The following table sets forth the valuation techniques and significant unobservable inputs used to determine fair value for Level 3 assets and liabilities:

June 30, 2012		Quantitative Information About Level 3 Fair Value Measurements
	Fair Value (in millions)				Range
	Assets	Liabilities	Valuation Technique(s)	Unobservable Input	(Weighted Average)
Electricity:
Options	$42	$40	Option model	Volatility of gas prices	24% – 57% (41%)
				Volatility of power prices	30% – 97% (54%)
				Power prices	$34.17 – $56.92 ($42.70)
Forwards	21	31	Discounted cash flow	Power prices	$13.00 – $58.23 ($32.61)
Congestion contracts	92	—	Market simulation model	Load forecast	7,645 MW – 26,334 MW
				Power prices	$(46.19) – $240.30
				Gas prices	$3.79 – $9.32
Congestion contracts	73	24	Discounted cash flow	Congestion prices	$(15.52) – $23.03 ($0.15)
Gas options	—	28	Option model	Volatility of gas prices	27% – 57% (47%)
Tolling	—	448	Option model	Volatility of gas prices	18% – 57% (23%)
				Volatility of power prices	26% – 97% (31%)
				Power prices	$29.89 – $88.04 ($57.30)
Netting	(64)	(64)
Total derivative contracts	$164	$507
Level 3 Fair Value Sensitivity
Gas Options, Electricity Options, and Tolling Arrangements
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
Forward Power Contracts
Generally, an increase (decrease) in long-term forward power prices at illiquid locations where Edison International subsidiaries are the seller relative to the contract price will decrease (increase) fair value. Inversely as a buyer, an increase (decrease) in long-term forward power prices at illiquid locations relative to the contract price will increase (decrease) fair value.
Congestion Contracts
When valuation is based on a discounted cash flow model and Edison International subsidiaries are the buyer, generally an increase (decrease) in congestion prices in the last auction relative to the contract price will increase (decrease) fair value.
When valuation is based on a market simulation model and Edison International subsidiaries are the buyer, generally increases (decreases) in forecasted load would result in increases (decreases) to fair value. In general, increases (decreases) in electricity and gas prices at illiquid locations tends to result in increases (decreases) to fair value; however, changes in electricity and gas prices in opposite directions may have varying results on fair value.
Nuclear Decommissioning Trusts
SCE's nuclear decommissioning trust investments include equity securities, U.S. treasury securities and other fixed income securities. Equity and treasury securities are classified as Level 1 as fair value is determined by observable market prices in active or highly liquid and transparent markets. The remaining fixed income securities are classified as Level 2. The fair value of these financial instruments is based on evaluated prices that reflect significant observable market information such as reported trades, actual trade information of similar securities, benchmark yields, broker/dealer quotes, issuer spreads, bids, offers and relevant credit information.
Fair Value of Long-Term Debt Recorded at Carrying Value
The carrying value and fair value of long-term debt are:

	June 30, 2012		December 31, 2011
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion	$14,223	$14,160	$13,746	$14,264
Fair value of short-term and long-term debt is classified as Level 2 and is based on evaluated prices that reflect significant observable market information such as reported trades, actual trade information of similar securities, benchmark yields, broker/dealer quotes of new issue prices and relevant credit information.
The carrying value of trade receivables and payables, other investments, and short-term debt approximates fair value.
Note 5.    Debt and Credit Agreements
Project Financings
Broken Bow and Crofton Bluffs
Effective March 30, 2012, EME, through its subsidiaries, Broken Bow Wind, LLC and Crofton Bluffs Wind, LLC, completed two nonrecourse financings of its interests in the Broken Bow and Crofton Bluffs wind projects. The financings included construction loans totaling $79 million that are required to be converted to 15-year amortizing term loans by March 31, 2013, subject to meeting specified conditions, $13 million letter of credit facilities and $6 million working capital facilities. Interest under the construction and term loans will accrue at London Interbank Offered Rate (LIBOR) plus 2.875%, with the term loan rate increasing 0.125% after the third, sixth, ninth, and twelfth years. As of June 30, 2012, $9 million and $6 million were outstanding under the construction loans included in short-term debt on EME's consolidated balance sheet, and letters of credit facilities, respectively.

Tapestry Wind
In December 2011, EME through its subsidiary, Tapestry Wind, LLC, completed a nonrecourse financing of its interests in the Taloga, Buffalo Bear and Pinnacle wind projects. A total of $97 million of cash proceeds received from the $214 million 10-year partially amortizing term loan was deposited into an escrow account as of December 31, 2011. On February 22, 2012, a neighbor of the Pinnacle project, filed a formal complaint with the West Virginia Public Service Commission regarding, among other things, noise emissions and shadow flicker and requested that the Commission order the project to shut down at night due to alleged noise emissions. This complaint was dismissed on June 1, 2012. On June 27, 2012 and on July 3, 2012, nearly identical complaints were filed with the West Virginia Public Service Commission by two other neighbors. In addition, on June 25, 2012, each of the three neighbors filed separate civil complaints in the Circuit Court of Mineral County, West Virginia against Pinnacle Wind, LLC, EME, Edison Mission Operations and Maintenance, Inc, and other non-affiliated defendants. The civil complaints allege, among other things, that the noise emissions and shadow flicker from the Pinnacle wind farm constitute a nuisance and seek compensatory damages, punitive damages and other equitable relief. The release of the loan proceeds in escrow is subject to resolution of the complaints or further due diligence from the lenders.
Big Sky Turbine Financing
In October 2009, EME, through its subsidiary, Big Sky Wind, LLC (Big Sky), entered into turbine financing arrangements totaling approximately $206 million for wind turbine purchase obligations related to the 240 MW Big Sky wind project. The loan has a five-year final maturity, however, specific events, including project performance, may trigger earlier repayment which could occur as early as February 2013. Big Sky's repayment obligations were guaranteed by EME until certain conditions were met, including commercial operations. On February 1, 2012, the lender agreed that all conditions had been satisfied and released EME from such guarantee. The loan is secured by a leasehold mortgage on the project's real property assets, a pledge of all other collateral of the Big Sky wind project, as well as a cash reserve account into which one-third of distributable cash flow, if any, of the Big Sky wind project is to be deposited on a monthly basis. The loan is also secured by pledges of Big Sky's direct and indirect ownership interests in the project.
Big Sky will need to arrange alternative financing, if available, to repay the loan at maturity or reach agreement with the lender to extend the maturity date of the loan as EME does not plan to make an investment in the project and is under no obligation to do so. If these efforts are unsuccessful, the lender may foreclose on the project resulting in a write off of the entire investment in the project. At June 30, 2012, EME's net investment in the Big Sky wind project was $135 million.
Long-Term Debt
In March 2012, SCE issued $400 million of 4.05% first and refunding mortgage bonds due in 2042. The proceeds from these bonds were used to repay commercial paper borrowings and to fund SCE's capital program.
Credit Agreements and Short-Term Debt
During the second quarter of 2012, SCE replaced its credit facilities with a $2.75 billion five-year revolving credit facility that matures in May 2017. The credit facility is generally used to support commercial paper and letters of credit issued for procurement-related collateral requirements, balancing account undercollections and for general corporate purposes, including working capital requirements to support operations and capital expenditures. At June 30, 2012, SCE's outstanding commercial paper supported by the credit facility was $300 million at a weighted-average interest rate of 0.43%. At June 30, 2012, letters of credit issued under SCE's credit facility aggregated $63 million and are scheduled to expire in twelve months or less. At December 31, 2011, the outstanding commercial paper was $419 million at a weighted-average interest rate of 0.44%.
In February 2012, EME terminated its $564 million revolving credit facility. Midwest Generation's $500 million credit facility expired in June 2012 as per its terms. In the first quarter of 2012, EME completed a $100 million letter of credit facility for EME's general corporate needs and for its projects, which expires on June 30, 2014. Letters of credit issued under this facility are secured by cash collateral at least equal to the issued amount.
During the second quarter of 2012, Edison International (parent) replaced its credit facility with a $1 billion five-year revolving credit facility that matures in May 2017. Borrowings under this credit facility are used for general corporate purposes. At June 30, 2012, Edison International (parent) outstanding short-term debt supported by this credit facility was $18 million at a weighted-average interest rate of 1.53%. At December 31, 2011, the outstanding short-term debt was $10 million at a weighted-average interest rate of 0.66%.

Letters of Credit
Letters of credit under EME's and its subsidiaries' credit facilities aggregated $165 million and were scheduled to expire as follows: $59 million in 2012, $75 million in 2013, $3 million in 2014, $10 million in 2017, and $18 million in 2018. Standby letters of credit include $40 million issued in connection with the power purchase agreement with SCE under the Walnut Creek credit facility. Certain letters of credit are subject to automatic annual renewal provisions. At June 30, 2012, EME had $51 million of cash collateral supporting its letters of credit.
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
Notional Volumes of Derivative Instruments
The following table summarizes the notional volumes of derivatives used for hedging activities:

		Economic Hedges
Commodity	Unit of Measure	June 30, 2012	December 31, 2011
Electricity options, swaps and forwards	GWh	26,597	30,881
Natural gas options, swaps and forwards	Bcf	213	300
Congestion revenue rights	GWh	136,863	166,163
Tolling arrangements	GWh	102,819	104,154
Fair Value of Derivative Instruments
The following table summarizes the gross and net fair values of commodity derivative instruments at June 30, 2012:

	Derivative Assets			Derivative Liabilities[1]
(in millions)	Short-Term	Long-Term	Subtotal	Short-Term	Long-Term	Subtotal	Net Liability
Non-trading activities
Economic hedges	$69	$75	$144	$245	$830	$1,075	$931
Netting and collateral	(24)	(16)	(40)	(72)	(34)	(106)	(66)
Total	$45	$59	$104	$173	$796	$969	$865

[1]	Includes the fair value of derivatives with SCE's consolidated affiliates; however, in Edison International’s consolidated financial statements, the fair value of such derivatives is eliminated.

The following table summarizes the gross and net fair values of commodity derivative instruments at December 31, 2011:

	Derivative Assets			Derivative Liabilities
(in millions)	Short-Term	Long-Term	Subtotal	Short-Term	Long-Term	Subtotal	Net Liability
Non-trading activities
Economic hedges	$86	$85	$171	$303	$856	$1,159	$988
Netting and collateral	(21)	(15)	(36)	(37)	(51)	(88)	(52)
Total	$65	$70	$135	$266	$805	$1,071	$936
Income Statement Impact of Derivative Instruments
SCE recognizes realized gains and losses on derivative instruments as purchased power expense and expects that such gains or losses will be part of the purchase power costs recovered from customers. As a result, realized gains and losses do not affect earnings, but may temporarily affect cash flows. Due to expected future recovery from customers, unrealized gains and losses are recorded as regulatory assets and liabilities and therefore also do not affect earnings. The results of derivative activities and related regulatory offsets are recorded in cash flows from operating activities in the consolidated statements of cash flows.
The following table summarizes the components of economic hedging activity:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2012	2011	2012	2011
Realized gains (losses)	$(67)	$(35)	$(122)	$(74)
Unrealized gains (losses)	423	(227)	62	(323)
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
Certain of these power contracts contain a provision that requires SCE to maintain an investment grade credit rating from each of the major credit rating agencies, referred to as a credit-risk-related contingent feature. If SCE's credit rating were to fall below investment grade, SCE may be required to pay the derivative liability or post additional collateral. The aggregate fair value of all derivative liabilities with these credit-risk-related contingent features was $96 million and $216 million as of June 30, 2012 and December 31, 2011, respectively, for which SCE has posted no collateral to its counterparties for the respective periods. If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2012, SCE would be required to post $52 million of collateral.
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

Competitive Power Generation
EMG's subsidiary, EME uses derivative instruments to reduce its exposure to market risks that arise from price fluctuations of electricity, capacity, fuel, emission allowances, transmission rights and interest rates. The derivative financial instruments vary in duration, ranging from a few days to several years, depending upon the instrument. To the extent that EME does not use derivative instruments to hedge these market risks, the unhedged portions will be subject to the risks and benefits of spot market price movements.
Risk management positions may be designated as cash flow hedges or economic hedges, which are derivatives that are not designated as cash flow hedges. Economic hedges are accounted for at fair value on the consolidated balance sheets as derivative assets or liabilities with offsetting changes recorded on the consolidated statements of operations. For derivative instruments that qualify for hedge accounting treatment, the fair value is recognized on the consolidated balance sheets as derivative assets or liabilities with offsetting changes in fair value, to the extent effective, recognized in accumulated other comprehensive loss until reclassified into earnings when the related forecasted transaction occurs. The portion of a cash flow hedge that does not offset the change in the fair value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings.
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
Where EME's derivative instruments are subject to a master netting agreement and the criteria of authoritative guidance are met, derivative assets and liabilities are presented on a net basis on the consolidated balance sheets.
Notional Volumes of Derivative Instruments
The following table summarizes the notional volumes of derivatives used for hedging and trading activities:

June 30, 2012
				Hedging Activities
Commodity	Instrument	Classification	Unit of Measure	Cash Flow Hedges		Economic Hedges		Trading Activities
Electricity	Forwards/Futures	Sales, net	GWh	4,630	1	116	3	—
Electricity	Forwards/Futures	Purchases, net	GWh	—		—		2,201
Electricity	Capacity	Sales, net	GW-Day	37	2	—		—
Electricity	Capacity	Purchases, net	GW-Day	—		—		134	2
Electricity	Congestion	Purchases, net	GWh	—		287	4	331,418	4
Natural gas	Forwards/Futures	Purchases, net	bcf	—		—		1.7
Fuel oil	Forwards/Futures	Purchases, net	barrels	—		240,000		20,000
At June 30, 2012, EME had interest rate contracts with notional values totaling $703 million that converted floating rate LIBOR-based debt to fixed rates ranging from 0.79% to 4.29%. These contracts expire May 2013 through March 2026. In addition, at June 30, 2012, EME had forward starting interest rate contracts with notional values totaling $641 million that will convert floating rate LIBOR-based debt to fixed rates ranging from 0.7825% to 4.0025%. These contracts have effective dates beginning December 2012 through December 2021 and expire December 2013 through December 2029.

December 31, 2011
				Hedging Activities
Commodity	Instrument	Classification	Unit of Measure	Cash Flow Hedges		Economic Hedges		Trading Activities
Electricity	Forwards/Futures	Sales, net	GWh	8,320	1	425	3	—
Electricity	Forwards/Futures	Purchases, net	GWh	—		—		2,926
Electricity	Capacity	Sales, net	GW-Day	89	2	—		—
Electricity	Capacity	Purchases, net	GW-Day	—		—		184	2
Electricity	Congestion	Purchases, net	GWh	—		2,528	4	230,798	4
Natural gas	Forwards/Futures	Sales, net	bcf	—		—		0.2
Fuel oil	Forwards/Futures	Purchases, net	barrels	—		240,000		—

[1]	EME's hedge products include forward and futures contracts that qualify for hedge accounting.

[2]	EME's hedge transactions for capacity result from bilateral trades. Capacity sold in the PJM Interconnection, LLC Reliability Pricing Model (PJM RPM) auction is not accounted for as a derivative.

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
Fair Value of Derivative Instruments
The following table summarizes the fair value of derivative instruments reflected on EME's consolidated balance sheets:

June 30, 2012
	Derivative Assets			Derivative Liabilities
(in millions)	Short-term	Long-term	Subtotal	Short-term	Long-term	Subtotal	Net Assets (Liabilities)
Non-trading activities
Cash flow hedges
Commodity contracts	$24	$2	$26	$1	$3	$4	$22
Interest rate contracts	—	—	—	—	114	114	(114)
Economic hedges	28	2	30	24	2	26	4
Trading activities	329	153	482	272	92	364	118
	381	157	538	297	211	508	30
Netting and collateral received[1]	(335)	(105)	(440)	(297)	(97)	(394)	(46)
Total	$46	$52	$98	$—	$114	$114	$(16)

December 31, 2011
	Derivative Assets			Derivative Liabilities
(in millions)	Short-term	Long-term	Subtotal	Short-term	Long-term	Subtotal	Net Assets (Liabilities)
Non-trading activities
Cash flow hedges
Commodity contracts	$41	$1	$42	$2	$3	$5	$37
Interest rate contracts	—	—	—	—	90	90	(90)
Economic hedges	31	1	32	26	1	27	5
Trading activities	276	142	418	232	79	311	107
	348	144	492	260	173	433	59
Netting and collateral received[1]	(308)	(85)	(393)	(259)	(83)	(342)	(51)
Total	$40	$59	$99	$1	$90	$91	$8

[1]
Netting of derivative receivables and derivative payables and the related cash collateral received and paid is permitted when a legally enforceable master netting agreement exists with a derivative counterparty.

Income Statement Impact of Derivative Instruments
The following table provides the cash flow hedge activity as part of accumulated other comprehensive loss:

	Cash Flow Hedge Activity[1]
	Six Months Ended June 30,
	2012		2011
(in millions)	Commodity Contracts	Interest Rate Contracts	Commodity Contracts	Interest Rate Contracts	Income Statement Location
Beginning of period derivative gains (losses)	$35	$(90)	$43	$(16)
Effective portion of changes in fair value	19	(24)	(6)	(7)
Reclassification to earnings	(33)	—	(29)	—	Competitive power generation revenue
End of period derivative gains (losses)	$21	$(114)	$8	$(23)

[1]
Unrealized derivative gains (losses) are before income taxes. The after-tax amounts recorded in accumulated other comprehensive loss at June 30, 2012 and 2011 for commodity and interest rate contracts were $12 million and $(69) million, and $5 million and $(14) million, respectively.

For additional information, see Note 11.
EME recorded no net gains or losses during the three months ended June 30, 2012 and 2011, and $1 million and $2 million during the six months ended June 30, 2012 and 2011, respectively, in operating revenues on the consolidated statements of operations representing the amount of cash flow hedge ineffectiveness.
The effect of realized and unrealized gains (losses) from derivative instruments used for economic hedging and trading purposes on the consolidated statements of operations is presented below:

		Three months ended June 30,		Six months ended June 30,
(in millions)	Income Statement Location	2012	2011	2012	2011
Economic hedges	Competitive power generation revenues	$6	$20	$17	$26
	Fuel	(6)	(2)	(1)	4
Trading activities	Competitive power generation revenues	30	41	50	57

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

(in millions)	June 30, 2012	December 31, 2011
Collateral provided to counterparties:
Offset against derivative liabilities	$69	$53
Reflected in margin and collateral deposits	84	58
Collateral received from counterparties:
Offset against derivative assets	49	53
Note 7.    Income Taxes
Effective Tax Rate
The table below provides a reconciliation of income tax expense computed at the federal statutory income tax rate to the income tax provision.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2012	2011	2012	2011
Income from continuing operations before income taxes	$104	$254	$218	$535
Provision for income tax at federal statutory rate of 35%	36	89	76	187
Increase (decrease) in income tax from:
State tax benefit – net of federal tax expense	2	6	(7)	8
Production and housing credits	(17)	(19)	(36)	(36)
Property-related	(10)	(10)	(19)	(21)
Other	(10)	(4)	(12)	(11)
Total income tax expense from continuing operations	$1	$62	$2	$127
Effective tax rate	1%	24%	1%	24%
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

•
A proposed adjustment increasing the taxable gain on the 2004 sale of EME's international assets, which if sustained, would result in a federal tax payment of approximately $196 million, including interest and penalties through June 30, 2012 (the IRS has asserted a 40% penalty for understatement of tax liability related to this matter).

•
A proposed adjustment to disallow a component of SCE's repair allowance deduction, which if sustained, would result in a federal tax payment of approximately $95 million, including interest through June 30, 2012.

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
Tax Election at Homer City
On March 15, 2012, Homer City made an election to be treated as a partnership for federal and state income tax purposes. As a result of this election, Homer City is treated for tax purposes as distributing its assets and liabilities to its partners, both of which are wholly owned subsidiaries of EME, and triggering tax deductions of approximately $1.0 billion. Such tax deductions will be included in Edison International's 2011 consolidated tax returns.
Loss and Credit Carryforwards
Including the tax deduction generated from the Homer City election, Edison International has recorded tax benefits for federal and state net operating loss carryforwards and federal tax credit carryforwards of approximately $1.6 billion as of June 30, 2012.
Note 8.    Pension Plans and Postretirement Benefits Other Than Pensions
Pension Plans
As part of the pension funding provisions contained in the Surface Transportation Extension Act of 2012 passed by Congress in June 2012, Edison International's projected 2012 plan contributions have been reduced to $192 million from $286 million, pending a final interest rate to be issued by the IRS. Contributions of $73 million were made during the six months ended June 30, 2012. In July 2012, SCE made a further required $58 million contribution to the pension fund. Contributions to date for SCE exceed the $55 million currently being collected through customer rates. In the 2012 GRC, SCE requested recovery of plan contributions of $168 million with recovery of any undercollection through the continuation of the existing balancing account mechanism. This proposal has been challenged by intervenors and is pending the outcome of the 2012 GRC decision. Annual contributions to these plans are expected to be, at a minimum, equal to the related annual expense.
Expense components are:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2012	2011	2012	2011
Service cost	$43	$43	$86	$86
Interest cost	49	52	98	104
Expected return on plan assets	(59)	(60)	(118)	(120)
Amortization of prior service cost	1	2	2	4
Amortization of net loss	18	6	36	12
Expense under accounting standards	52	43	104	86
Regulatory adjustment (deferred)	27	(6)	54	(12)
Total expense recognized	$79	$37	$158	$74
Postretirement Benefits Other Than Pensions
Edison International made contributions of $12 million during the six months ended June 30, 2012 and expects to make $53 million of additional contributions during the remainder of 2012. In 2012, annual contributions made to plans for SCE employees are expected to be recovered through CPUC-approved regulatory mechanisms. Annual contributions are expected to be, at a minimum, equal to the total annual expense for these plans. Benefits under these plans, with some exceptions, are generally unvested and subject to change.

Expense components are:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2012	2011	2012	2011
Service cost	$13	$11	$26	$22
Interest cost	30	33	60	66
Expected return on plan assets	(27)	(28)	(54)	(56)
Amortization of prior service credit	(9)	(9)	(18)	(18)
Amortization of net loss	12	9	24	18
Total expense	$19	$16	$38	$32
Note 9.    Commitments and Contingencies
Third-Party Power Purchase Agreements
During the six months ended June 30, 2012, SCE had new power purchase contracts classified as operating leases. The additional commitments are estimated to be: $21 million in 2015, $45 million in 2016 and $944 million for the period remaining thereafter.
In July 2012, SCE entered into new power purchase contracts with commitments estimated to be: $51 million in 2014, $53 million in 2015, $50 million in 2016 and $199 million for the period remaining thereafter.
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
On March 29, 2012, Homer City and General Electric Capital Corporation ("GECC") entered into an Implementation Agreement (the "Agreement") with respect to the Homer City plant. As addressed by the Agreement, an affiliate of the GECC-controlled owner-lessors of the Homer City plant has entered into an engineering, procurement and construction agreement and has executed related agreements for the construction of environmental improvements. GECC has discretion over all decisions related to such construction agreements. Homer City agreed to conduct its business as set forth in the Agreement and to use commercially reasonable efforts to provide assistance to GECC and its affiliates in connection with the construction agreements. The estimated cost of installing sulfur dioxide ("SO2") and particulate emissions control equipment for Units 1 and 2 of the Homer City plant is expected to be approximately $700 million to $750 million. On April 2, 2012, Homer City received the permit to construct such improvements from the Pennsylvania Department of Environmental Protection ("PADEP").
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
Certain divestitures of Homer City's leasehold interest in the plant are subject to consent rights of the holders of the secured lease obligation bonds issued in connection with the original sale-leaseback transaction. GECC is currently engaged in discussions and has reached an agreement in principle on a non-binding restructuring term sheet with certain of the holders of the secured lease obligation bonds regarding amendments to the terms of the 8.137% Senior Secured Bonds due 2019 and the 8.734% Senior Secured Bonds due 2026, each issued by Homer City Funding LLC. Even though an agreement in principle has been reached with certain holders of the secured lease obligation bonds, that agreement may not be approved by the secured lease obligation bondholders as required under the operative documents to effectuate the necessary modifications to the terms of the bonds. If an agreement to modify the terms of the bonds is not approved and consummated, then it is possible that Homer City could become the subject of bankruptcy proceedings.
The Agreement also contains certain indemnities by each party in favor of the other. The Agreement may be terminated by GECC in its sole discretion at any time effective immediately upon delivery of notice to Homer City. Homer City may terminate the Agreement in connection with certain terminations of the construction agreements, subject to certain conditions.
Included in the consolidated balance sheet at June 30, 2012 are assets and liabilities of Homer City. In the event that Homer City completes a divestiture transaction with its owner-lessors or EME ceases to control Homer City, EME will record a loss on disposition and classify Homer City as a discontinued operation. At June 30, 2012, Homer City assets of $181 million were composed of cash, accounts receivable, inventory, and other assets and liabilities of $97 million were composed of accounts payable, accrued liabilities and other liabilities. In addition, EMMT had an intercompany account receivable from Homer City of $37 million at June 30, 2012. Any loss on disposition will be determined based on the assets and liabilities as of the date of disposition, the terms and conditions of the relevant transaction and an assessment as to whether any ongoing contingencies exist.
Coal Transportation Commitments
At June 30, 2012, Midwest Generation had contractual agreements for the transportation of coal. The commitments under these contracts are based on either actual coal purchases derived from committed coal volumes set forth in fuel supply contracts or minimum quantities as set forth in the transportation agreements as adjusted for provisions that mitigate the financial exposure of Midwest Generation related to a plant closure under certain circumstances as specified in the agreements. Estimated contractual obligations for coal transportation agreements are estimated to aggregate $2.4 billion, which consists of: $229 million for the remainder of 2012, $292 million for 2013, $287 million for 2014, $261 million for 2015, $261 million for 2016, and $1.1 billion thereafter. Years subsequent to 2012 reflect a reduction in minimum volumes for the shut down of the Fisk and Crawford Stations.
Guarantees and Indemnities
Edison International's subsidiaries have various financial and performance guarantees and indemnity agreements which are issued in the normal course of business. The contracts discussed below included performance guarantees.
Environmental Indemnities Related to the Midwest Generation Plants
In connection with the acquisition of the Midwest Generation plants, EME agreed to indemnify Commonwealth Edison Company ("Commonwealth Edison") with respect to specified environmental liabilities before and after December 15, 1999, the date of sale. The indemnification obligations are reduced by any insurance proceeds and tax benefits related to such indemnified claims and are subject to a requirement that Commonwealth Edison takes all reasonable steps to mitigate losses related to any such indemnification claim. Also, in connection with the sale-leaseback transaction related to the Powerton and Joliet Stations in Illinois, EME agreed to indemnify the owner-lessors for specified environmental liabilities. These indemnities are not limited in term or amount. Due to the nature of the obligations under these indemnities, a maximum potential liability cannot be determined. Commonwealth Edison has advised EME that Commonwealth Edison believes it is entitled to indemnification for all liabilities, costs, and expenses that it may be required to bear as a result of the litigation discussed below under "—Contingencies—Midwest Generation New Source Review and Other Litigation," and one of the Powerton-Joliet owner-lessors has made a similar request for indemnification. Except as discussed below, EME has not recorded a liability related to these environmental indemnities.
Midwest Generation entered into a supplemental agreement with Commonwealth Edison and Exelon Generation Company LLC on February 20, 2003 to resolve a dispute regarding interpretation of Midwest Generation's reimbursement obligation for asbestos claims under the environmental indemnities set forth in the Asset Sale Agreement. Under this supplemental agreement, Midwest Generation agreed to reimburse Commonwealth Edison and Exelon Generation for 50% of specific asbestos claims pending as of February 2003 and related expenses less recovery of insurance costs, and agreed to a sharing arrangement for liabilities and expenses associated with future asbestos-related claims as specified in the agreement. The obligations under this agreement are not subject to a maximum liability. The supplemental agreement had an initial five-year term with an automatic renewal provision for subsequent one-year terms (subject to the right of either party to terminate); pursuant to the automatic renewal provision, it has been extended until February 2013. There were approximately 218 cases for which Midwest Generation was potentially liable that had not been settled and dismissed at June 30, 2012. Midwest Generation had recorded a liability of $53 million at June 30, 2012 related to this contractual indemnity.

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
Indemnities Provided under Asset Sale and Sale-Leaseback Agreements
The asset sale agreements for the sale of EME's international assets contain indemnities from EME to the purchasers, including indemnification for taxes imposed with respect to operations of the assets prior to the sale and for pre-closing environmental liabilities. Not all indemnities under the asset sale agreements have specific expiration dates. At June 30, 2012, EME had recorded a liability of $27 million related to these matters.
In connection with the sale-leaseback transactions related to the Homer City plant in Pennsylvania, the Powerton and Joliet Stations in Illinois and, previously, the Collins Station in Illinois, EME and several of its subsidiaries entered into tax indemnity agreements. Under certain of these tax indemnity agreements, Homer City and Midwest Generation, as the lessees in the sale-leaseback transactions agreed to indemnify the respective owner-lessors for specified adverse tax consequences that could result from certain situations set forth in each tax indemnity agreement, including specified defaults under the respective leases. Although the Collins Station lease terminated in April 2004, Midwest Generation's indemnities in favor of its former lease equity investors are still in effect. EME provided similar indemnities in the sale-leaseback transactions related to the Powerton and Joliet Stations in Illinois. The potential indemnity obligations under these tax indemnity agreements could be significant. Due to the nature of these potential obligations, EME cannot determine a range of estimated obligations which would be triggered by a valid claim from the owner-lessors. EME has not recorded a liability for these matters.
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
Other Edison International Indemnities and Guarantees
EME guarantees Midwest Generation's payments under the Powerton and Joliet sale-leaseback agreements. A default by Midwest Generation in meeting its obligations could have an adverse impact on EME.
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
San Onofre Outage, Inspection and Repair Issues
SCE replaced four steam generators at San Onofre Units 2 and 3 in 2010 and 2011. In the first quarter of 2012, a water leak suddenly occurred in one of the heat transfer tubes in San Onofre's Unit 3 steam generators. Unit 3 was safely taken off-line. At the time, San Onofre Unit 2 was off-line for a planned outage when isolated areas of wear in some of its heat transfer tubes were found. Both Units remain off-line for ongoing, extensive inspections, testing and analysis of their steam generators, and will be restarted only when SCE determines that it is safe to do so and when start-up has been approved by the NRC.
In 2005, the CPUC authorized expenditures of approximately $525 million ($665 million after adjustment for inflation) for SCE's 78.21% share of San Onofre to purchase and install the four new steam generators in Units 2 and 3 and remove and dispose of their predecessors. SCE has spent $593 million through June 30, 2012 on the steam generator replacement project. Those expenditures remain subject to CPUC reasonableness review upon submission of SCE's final costs for the overall project.
As a result of outages associated with the steam generator inspection and repair, electric power and capacity normally provided by San Onofre is being purchased in the market by SCE on behalf of customers (commencing on February 1 for Unit 3 and March 5 for Unit 2). Market costs through June 30, 2012 were approximately $117 million, net of avoided nuclear fuel costs, and are recoverable through the ERRA balancing account, subject to CPUC reasonableness review. Because of the uncertainties associated with when and at what output levels the Units will or may be returned to service, total potential market power costs cannot be estimated at this time. Costs for power are likely to be higher during the summer months.
SCE's 2012 annual revenue requirement request for its direct operating and maintenance costs, depreciation and return on its investment in San Onofre Unit 2, Unit 3 and related common plant is approximately $650 million. At June 30, 2012, San Onofre rate base was $1.2 billion and the net investment and related inventory associated with San Onofre was $2.0 billion. Under California Public Utilities Code Section 455.5, SCE will be required to notify the CPUC if either of the San Onofre Units has been out of service for nine consecutive months, or November 2012 for Unit 3 and December 2012 for Unit 2 (not including preplanned outages). In that event, the CPUC is required within 45 days of SCE's notice for a particular Unit to initiate an investigation to determine whether to remove from customer rates some or all of the revenue requirement associated with the portion of the facility that is out of service. From the initiation date of the investigation, such rates are collected subject to refund. Under Section 455.5 any determination to adjust rates is made after hearings are conducted in connection with the utility's next general rate case. If, after investigation and hearings, the costs associated with a Unit are disallowed recovery because it is out of service and the Unit is subsequently returned to service, rates may be readjusted to reflect that return to service after 100 continuous hours of operation. Notwithstanding the requirements of Section 455.5, the CPUC may institute other proceedings relating to the impact of the extended outage at San Onofre and its potential effects on rates, and there is currently pending before the CPUC a proposal to initiate an Order Instituting Investigation regarding such impacts.
The steam generators were designed and supplied by MHI and are warranted for an initial period of 20 years from acceptance. MHI is contractually obligated to repair or replace defective items and to pay specified damages for certain repairs. SCE's purchase contract with MHI states that MHI's liability under the purchase agreement is limited to $137 million and excludes consequential damages, defined to include "the cost of replacement power." Such limitations in the contract are subject to applicable exceptions. In addition, San Onofre carries both property damage and outage insurance for San Onofre issued by Nuclear Electric Insurance Limited (“NEIL”) and has placed NEIL on notice of potential claims for loss recovery. SCE will pursue recoveries arising from available agreements and insurance, but there is no assurance that SCE will recover all of its applicable costs pursuant to these arrangements.
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
Four Corners New Source Review Litigation
In October 2011, four private environmental organizations filed a CAA citizen lawsuit against the co-owners of Four Corners. The complaint alleges that certain work performed at the Four Corners generating units 4 and 5, over the approximate periods of 1985-1986 and 2007-present, constituted plant “major modifications” and the plant's failure to obtain permits and install best available control technology ("BACT") violated the PSD requirements and the New Source Performance Standards of the CAA. The complaint also alleges subsequent and continuing violations of BACT air emissions limits. The lawsuit seeks injunctive and declaratory relief, civil penalties, including a mitigation project and litigation costs. In November 2010, SCE entered into an agreement to sell its ownership interest in generating units 4 and 5 to APS. The sale is subject to certain closing conditions and is expected to close not earlier than December 2012. Under the agreement SCE would remain responsible for its pro rata share of certain environmental liabilities, including penalties arising from environmental violations prior to the sale, but SCE would not be liable for any costs of installing BACT or other costs related to continuing or extending Four Corners operations. SCE is unable to estimate a possible loss or range of loss associated with this matter.
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

At June 30, 2012, Edison International's recorded estimated minimum liability to remediate its 27 identified material sites (sites in which the upper end of the range of the costs is at least $1 million) at SCE (25 sites) and EME (2 sites related to Midwest Generation) was $51 million, of which $43 million was related to SCE, including $11 million related to San Onofre. In addition to its identified material sites, SCE also has 33 immaterial sites for which the total minimum recorded liability was $3 million. Of the $46 million total environmental remediation liability for SCE, $43 million has been recorded as a regulatory asset. SCE expects to recover $28 million through an incentive mechanism that allows SCE to recover 90% of its environmental remediation costs at certain sites (SCE may request to include additional sites) and $15 million through a mechanism that allows SCE to recover 100% of the costs incurred at certain sites through customer rates. Edison International's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that Edison International may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites.
The ultimate costs to clean up Edison International's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. Edison International believes that, due to these uncertainties, it is reasonably possible that cleanup costs at the identified material sites and immaterial sites could exceed its recorded liability by up to $216 million and $6 million, respectively, all of which is related to SCE. The upper limit of this range of costs was estimated using assumptions least favorable to Edison International among a range of reasonably possible outcomes.
SCE expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next five years are expected to range from $7 million to $17 million. Costs incurred for the six months ended June 30, 2012 and 2011 were $4 million and $7 million, respectively.
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
NEIL, a mutual insurance company owned by entities with nuclear facilities, issues primary property damage, decontamination and excess property damage and accidental outage insurance policies. At San Onofre and Palo Verde, property damage insurance covers losses up to $500 million, including decontamination costs. Decontamination liability and excess property damage coverage exceeding the primary $500 million also has been purchased in amounts greater than the federal requirement of a minimum of approximately $1.1 billion. Property damage insurance also covers damages caused by acts of terrorism up to specified limits. Additional outage insurance covers part of replacement power expenses during an accident-related nuclear unit outage.
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
In June 2012, the U.S. Court of Appeals for the D.C. Circuit dismissed the challenge by industry groups and some states to the Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule, known as the "GHG tailoring rule."
In July 2012, the US EPA published a final rule maintaining the CO2 equivalent emissions thresholds (for purposes of PSD and Title V permitting) originally established in the GHG tailoring rule.
Greenhouse Gas Litigation
In March 2012, the federal district court in Mississippi dismissed, in its entirety, the purported class action complaint filed by private citizens in May 2011, naming a large number of defendants, including SCE, EME and other Edison International subsidiaries, for damages allegedly arising from Hurricane Katrina. In April 2012, the plaintiffs filed an appeal with the Fifth Circuit Court of Appeals. Plaintiffs allege that the defendants' activities resulted in emissions of substantial quantities of greenhouse gases that have contributed to climate change and sea level rise, which in turn are alleged to have increased the destructive force of Hurricane Katrina. The lawsuit alleges causes of action for negligence, public and private nuisance, and trespass, and seeks unspecified compensatory and punitive damages. The claims in this lawsuit are nearly identical to a subset of the claims that were raised against many of the same defendants in a previous lawsuit that was filed in, and dismissed by, the same federal district court where the current case has been filed.

Note 11.    Accumulated Other Comprehensive Loss
Edison International's accumulated other comprehensive loss consists of:

(in millions)	Unrealized Loss on Cash Flow Hedges	Pension and PBOP – Net Gain (Loss)	Pension and PBOP – Prior Service Cost	Accumulated Other Comprehensive Loss
Balance at December 31, 2011	$(34)	$(100)	$(5)	$(139)
Change for 2012	(23)	6	—	(17)
Balance at June 30, 2012	$(57)	$(94)	$(5)	$(156)
Included in accumulated other comprehensive loss at June 30, 2012 was $12 million, net of tax, of unrealized gains on commodity-based cash flow hedges, and $69 million, net of tax, of unrealized losses related to interest rate hedges. The maximum period over which a commodity cash flow hedge is designated is through May 31, 2014.
Unrealized gains on commodity hedges consist of futures and forward electricity contracts that qualify for hedge accounting. These gains arise because current forecasts of future electricity prices in these markets are lower than the contract prices. Approximately $13 million of unrealized gains on cash flow hedges, net of tax, are expected to be reclassified into earnings during the next 12 months. Management expects that reclassification of net unrealized gains will increase energy revenues recognized at market prices. Actual amounts ultimately reclassified into earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions.
Note 12.    Supplemental Cash Flows Information
Edison International's supplemental cash flows information is:

	Six months ended June 30,
(in millions)	2012	2011
Cash payments (receipts) for interest and taxes:
Interest – net of amounts capitalized	$348	$321
Tax refunds – net	(8)	(44)
Noncash investing and financing activities
Purchase of equipment with notes payable	$—	$56
Details of debt exchange:
Pollution-control bonds redeemed	$—	$(56)
Pollution-control bonds issued	—	56
Dividends declared but not paid:
Common stock	$106	$104
Preferred and preference stock	34	15
Accrued capital expenditures at June 30, 2012 and 2011 were $433 million and $388 million, respectively. Accrued capital expenditures will be included as an investing activity in the consolidated statements of cash flow in the period paid.
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
During the second quarter of 2012, SCE issued 190,004 shares of 5.625% Series F Preference Stock (cumulative, $2,500 liquidation value) to SCE Trust I, a special purpose entity formed to issue trust securities as discussed in Note 3. Variable Interest Entities. The Series F Preference Stock may not be redeemed prior to June 15, 2017. After June 15, 2017, SCE may at its option, redeem the shares, in whole or in part for a price of $2,500 per share plus accrued and unpaid dividends, if any. The shares are not subject to mandatory redemption. The proceeds from the sale of these shares were used to repay commercial paper borrowings, for general corporate purposes and to redeem and retire $75 million of the Series A Preference Stock.
Note 14.    Regulatory Assets and Liabilities
Regulatory Assets
Regulatory assets included on the consolidated balance sheets are:

(in millions)	June 30, 2012	December 31, 2011
Current:
Regulatory balancing accounts	$351	$223
Energy derivatives	224	264
Other	8	7
Total Current	583	494
Long-term:
Deferred income taxes – net	2,097	2,020
Pensions and other postretirement benefits	1,672	1,703
Energy derivatives	457	487
Unamortized investments – net	483	484
Unamortized loss on reacquired debt	238	249
Nuclear-related investment – net	149	156
Regulatory balancing accounts	92	69
Other	236	298
Total Long-term	5,424	5,466
Total Regulatory Assets	$6,007	$5,960
Regulatory Liabilities
Regulatory liabilities included on the consolidated balance sheets are:

(in millions)	June 30, 2012	December 31, 2011
Current:
Regulatory balancing accounts	$712	$661
Other	9	9
Total Current	721	670
Long-term:
Costs of removal	2,742	2,697
Asset Retirement Obligations	1,235	1,105
Regulatory balancing accounts	1,054	864
Other	7	4
Total Long-term	5,038	4,670
Total Regulatory Liabilities	$5,759	$5,340

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
The following table sets forth amortized cost and fair value of the trust investments:

		Amortized Cost		Fair Value
(in millions)	Longest Maturity Dates	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Stocks	—	$953	$865	$2,090	$1,899
Municipal bonds	2051	583	625	714	756
U.S. government and agency securities	2041	489	516	549	580
Corporate bonds	2054	310	259	382	317
Short-term investments and receivables/payables	One-year	71	38	75	40
Total		$2,406	$2,303	$3,810	$3,592
Trust fund earnings (based on specific identification) increase the trust fund balance and the ARO regulatory liability. Proceeds from sales of securities (which are reinvested) were $496 million and $524 million for the three months ended June 30, 2012 and 2011, respectively, and $1.1 billion for both the six months ended June 30, 2012 and 2011. Unrealized holding gains, net of losses, were $1.4 billion and $1.3 billion at June 30, 2012 and December 31, 2011, respectively.
The following table sets forth a summary of changes in the fair value of the trust:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2012	2011	2012	2011
Balance at beginning of period	$3,853	$3,619	$3,592	$3,480
Gross realized gains	15	12	40	35
Gross realized losses	(1)	—	(5)	—
Unrealized gains (losses) – net	(67)	4	116	106
Other-than-temporary impairments	(19)	(4)	(23)	(13)
Interest, dividends, contributions and other	29	26	90	49
Balance at end of period	$3,810	$3,657	$3,810	$3,657
Due to regulatory mechanisms, earnings and realized gains and losses (including other-than-temporary impairments) have no impact on operating revenue or earnings.

Note 16.    Other Income and Expenses
Other income and expenses are as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2012	2011	2012	2011
Other income:
Equity allowance for funds used during construction	$27	$27	$47	$56
Increase in cash surrender value of life insurance policies	7	7	14	13
Other	2	5	6	8
Total utility other income	36	39	67	77
Competitive power generation and other income	2	3	1	6
Total other income	$38	$42	$68	$83
Other expenses:
Civic, political and related activities and donations	$10	$9	$17	$15
Other	9	4	9	10
Total utility other expenses	19	13	26	25
Competitive power generation and other expenses	—	—	—	—
Total other expenses	$19	$13	$26	$25
Note 17. Planned Sale of Interest in Four Corners
In November 2010, SCE entered into an agreement to sell its ownership interest in Units 4 and 5 of the Four Corners Generating Station, a coal-fired electric generating facility in New Mexico, to the operator of the facility, Arizona Public Service Company. During 2012, the CPUC and the Arizona Corporation Commission ("ACC") approved the transaction. As part of its sale approval, the ACC stipulated that the sale cannot close earlier than December 1, 2012 which under the adjustment mechanism set forth in the sales agreement would reduce the sale price from $294 million to $279 million. The price is also subject to further adjustments. The closing of the sale is contingent upon the receipt of other specified closing conditions, including APS obtaining a long-term fuel supply agreement for the plant. The sale agreement provides for either party to terminate if it is not completed by December 31, 2012. Any gain on the sale will be for the benefit of SCE's customers and, therefore, will not affect SCE's earnings.
Note 18. Restructuring Activities
At June 30, 2012, EME and its subsidiaries without contractual dividend restrictions had corporate cash and cash equivalents of $879 million, which includes Midwest Generation's cash and cash equivalents of $177 million. EME and Midwest Generation's previous revolving credit agreements have been terminated or expired and no longer are sources of liquidity. At June 30, 2012, EME had $3.7 billion of unsecured notes outstanding, $500 million of which mature in June 2013.
EME is currently experiencing operating losses due to lower realized energy and capacity prices, higher fuel costs and lower generation at the Midwest Generation plants. Forward market prices indicate that these trends are expected to continue for a number of years. As a result, EME expects that it will incur further reductions in cash flow and losses in the current year and in subsequent years. A continuation of these adverse trends coupled with pending debt maturities and the need to retrofit its Midwest Generation plants to comply with governmental regulations will exhaust EME's liquidity. Consequently, EME will need to consider all options available to it, including potential sales of assets, restructuring, reorganization of its capital structure, or conservation of cash that would be otherwise applied to the payment of obligations. EME has entered into non-disclosure and engagement agreements with advisors representing certain of its unsecured bondholders for the purpose of engaging in discussions with such advisors and Edison International regarding EME's financial condition. Absent a restructuring of its obligations, based on current projections, EME is not expected to have sufficient liquidity to repay the $500 million debt obligation due in June 2013. As a result, EME may need to file for protection under Chapter 11 of the U.S. Bankruptcy Code.
Under the applicable accounting standards, Edison International would no longer consolidate EME for financial reporting purposes if it filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code, as Edison International would no longer have a controlling financial interest for accounting purposes. In order to deconsolidate EME for financial reporting purposes, the carrying values of the assets and liabilities of EME would be removed from Edison International's consolidated balance sheets as of the bankruptcy filing date and the investment in EME would be recorded at its estimated fair value. Any loss would be recognized in an amount equal to the excess of the book value of Edison International's investment in EME over the fair value of such investment. At June 30, 2012, the book value of Edison International's investment in EME was $1.4 billion. Edison International would record any liabilities due to EME and certain liabilities that are joint and several with EME, including liabilities for uncertain tax positions taken in consolidated or combined tax returns of Edison International that are otherwise not resolved through the tax-allocation agreement and certain retirement plans.
Note 19.    Business Segments
The following is information (including the elimination of intercompany transactions) related to Edison International's reportable segments:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2012	2011	2012	2011
Operating Revenue:
Electric utility	$2,651	$2,446	$5,063	$4,678
Competitive power generation	407	538	851	1,090
Parent and other[2]	(1)	(1)	(2)	(2)
Consolidated Edison International	$3,057	$2,983	$5,912	$5,766
Net Income (Loss) attributable to Edison International:
Electric utility	$191	$211	$373	$433
Competitive power generation[1]	(110)	(31)	(194)	(51)
Parent and other[2]	(7)	(4)	(12)	(6)
Consolidated Edison International	$74	$176	$167	$376
Segment balance sheet information was:

(in millions)	June 30, 2012	December 31, 2011
Total Assets:
Electric utility	$42,003	$40,315
Competitive power generation	8,148	8,392
Parent and other[2]	(763)	(668)
Consolidated Edison International	$49,388	$48,039

[1]	Includes losses from discontinued operations of $(1) million for the three months ended June 30, 2011 and $(1) million and $(3) million for the six months ended June 30, 2012 and 2011, respectively.

[2]	Includes amounts from Edison International (parent) and other Edison International subsidiaries that are not significant as a reportable segment, as well as intercompany eliminations.

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

•	ability of EME to meet its liquidity requirements, restructure its debt obligations and stabilize its capital structure during periods of operating losses and capital spending programs;

•
the completion of the transactions for the divestiture of Homer City's leasehold interest and related assets and liabilities pursuant to the terms of the Implementation Agreement between Homer City and GECC, and the timing and structure of such transactions;

•
the cost and availability of electricity, including the ability to procure sufficient resources to meet expected customer needs to replace power that would have been provided by San Onofre but for the current outage or in the event of other power plant outages or significant counterparty defaults under power-purchase agreements;

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

•
ability to obtain sufficient insurance, including insurance relating to SCE's nuclear facilities and wildfire-related liability, and to recover the costs of such insurance or in the absence of insurance the ability to recover uninsured losses;

•	effects of legal proceedings, changes in or interpretations of tax laws, rates or policies;

•	potential for penalties or disallowances caused by non-compliance with applicable laws and regulations;

•	cost and availability of coal, natural gas, fuel oil, and nuclear fuel, and related transportation to the extent not recovered through regulated rate cost escalation provisions or balancing accounts;

•	cost and availability of emission credits or allowances for emission credits;

•	transmission congestion in and to each market area and the resulting differences in prices between delivery points;

•	ability to provide sufficient collateral in support of hedging activities and power and fuel purchased;

•	risks that competing transmission systems will be built by merchant transmission providers in SCE's service area; and

•	weather conditions and natural disasters.
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
The MD&A for the three- and six-month periods ended June 30, 2012 discusses material changes in the consolidated financial condition, results of operations and other developments of Edison International since December 31, 2011, and as compared to the three- and six-month periods ended June 30, 2011. This discussion presumes that the reader has read or has access to Edison International's MD&A for the calendar year 2011 (the "year-ended 2011 MD&A"), which was included in the 2011 Form 10-K.

EDISON INTERNATIONAL OVERVIEW
Highlights of Operating Results

	Three months ended June 30,			Six months ended June 30,
(in millions)	2012	2011	Change	2012	2011	Change
Net Income (Loss) attributable to Edison International
SCE	$191	$211	$(20)	$373	$433	$(60)
EMG	(110)	(31)	(79)	(194)	(51)	(143)
Edison International Parent and Other	(7)	(4)	(3)	(12)	(6)	(6)
Edison International Consolidated	74	176	(102)	167	376	(209)
Less: Non-Core Items
EME Homer City	(29)	(5)	(24)	(52)	(15)	(37)
EME's discontinued operations	—	(1)	1	(1)	(3)	2
Total non-core items	(29)	(6)	(23)	(53)	(18)	(35)
Core Earnings (Losses)
SCE	191	211	(20)	373	433	(60)
EMG	(81)	(25)	(56)	(141)	(33)	(108)
Edison International Parent and Other	(7)	(4)	(3)	(12)	(6)	(6)
Edison International Consolidated	$103	$182	$(79)	$220	$394	$(174)
Edison International's earnings are prepared in accordance with generally accepted accounting principles used in the United States. Management uses core earnings by principal operating subsidiary internally for financial planning and for analysis of performance. Core earnings (losses) by principal operating subsidiary are also used when communicating with analysts and investors regarding Edison International's earnings results to facilitate comparisons of the Company's performance from period to period. Core earnings (losses) are a non-GAAP financial measure and may not be comparable to those of other companies. Core earnings (losses) are defined as earnings attributable to Edison International shareholders less income or loss from discontinued operations and income or loss from significant discrete items that management does not consider representative of ongoing earnings, such as: exit activities, including lease terminations, sale of certain assets, early debt extinguishment costs and other activities that are no longer continuing; asset impairments and certain tax, regulatory or legal settlements or proceedings. EMG classified the results of Homer City, including the costs incurred in connection with the expected divestiture, as non-core for both the three and six months ended 2012 and 2011 due to the plan described below to transition ownership of the leasehold interest to the owner-lessors.
SCE's 2012 core earnings decreased $20 million and $60 million for the quarter and year-to-date, respectively. Core earnings in both periods decreased primarily due to a delay in the 2012 CPUC General Rate Case decision as higher depreciation and net interest expenses are not being recovered in currently authorized revenue. The revenue requirement ultimately adopted by the CPUC will be retroactive to January 1, 2012. SCE has incurred $29 million and $48 million of incremental steam generator inspection and repair costs related to outages at San Onofre for the quarter and year-to-date periods, respectively, which are currently being offset by other operation and maintenance cost reductions. The year-to-date variance also reflects a lower capitalization rate on funds used during construction.
EMG's 2012 core losses increased $56 million and $108 million for the quarter and the year-to-date, respectively. The increase in core losses was due to lower average realized energy and capacity prices and lower generation at the Midwest Generation plants.
Consolidated non-core items for 2012 and 2011 for Edison International include the results for Homer City in anticipation of the orderly transfer of the Homer City plant to the owner-lessors, which will result in EME's loss of substantially all beneficial economic interest in and material control of the Homer City plant.

Management Overview of SCE
2012 CPUC General Rate Case
As discussed in the year-ended 2011 MD&A, SCE filed its 2012 GRC application in November 2010. In October 2011, SCE submitted updated testimony, which changed SCE's requested 2012 base rate revenue requirement to $6.3 billion. The Division of Ratepayer Advocates, The Utility Reform Network and other intervenors recommended substantially less than the amount requested by SCE. Intervenors have also recommended changes to SCE's proposed post-test year ratemaking methodology to be used for 2013 and 2014 as well as limiting the recovery amount of SCE's pension costs. A decision on the GRC is expected in the second half of 2012. SCE is currently recognizing revenue largely based on the 2011 authorized revenue requirement, however, the CPUC has authorized the establishment of a GRC memorandum account, which will make the 2012 revenue requirement ultimately adopted by the CPUC effective as of January 1, 2012.
2013 Cost of Capital Application
In June 2012, the CPUC issued an order in the 2013 Cost of Capital proceeding consolidating SCE's 2013 application with the four other California investor-owned utilities' applications and splitting the proceeding into two phases. The first phase will address the 2013 ratemaking capital structure and cost of capital for the utilities and contemplates a final decision in December 2012. The second phase will consider whether the current multi-year mechanism should be continued or modified. The schedule for the second phase is to be set by the end of 2012.
SCE's 2013 cost of capital application, which was filed in April 2012, requested a ratemaking capital structure of 43% long-term debt, 9% preferred equity and 48% common equity consistent with the current capital structure. In addition, SCE proposed reducing its current cost of capital as follows: cost of long-term debt from 6.22% to 5.53%, authorized cost of preferred equity from 6.01% to 5.86% and authorized return on common equity from 11.5% to 11.1%. SCE's application included a revenue requirement reduction estimate of $128 million for 2013. The application also requested the continuation of the current multi-year mechanism, which would have retained the authorized capital structure through 2015 subject to annual adjustments if certain thresholds are reached.
San Onofre Outage, Inspection and Repair Issues
As discussed in the 2011 Form 10-K, four replacement steam generators were installed at San Onofre Units 2 and 3 in 2010 and 2011, respectively. In the first quarter of 2012, a water leak suddenly occurred in one of the heat transfer tubes in San Onofre's Unit 3 steam generators. Unit 3 was safely taken off-line. At the time, San Onofre Unit 2 was off-line for a planned outage when areas of unexpected wear in some of its heat transfer tubes were found. Both Units remain off-line for ongoing, extensive inspections, testing and analysis of their steam generators, and will be restarted only when SCE determines that it is safe to do so and when start-up has been approved by the NRC pursuant to the terms of a Confirmatory Action Letter described below.
Tube Leak and Repairs
The water leak in the Unit 3 steam generator was caused by excessive wear resulting from tube-to-tube contact in the area of the leak. During the inspection and testing of the Unit 3 steam generators, additional pressure tests of certain tubes were completed to determine the safety significance of the wear. Eight of the 129 tubes subjected to the additional tests failed the tests for structural integrity as a result of excessive wear, and the NRC was notified as required. The same areas were re-inspected in the Unit 2 steam generators using a more sensitive inspection method than had previously been employed, and similar wear from tube-to-tube contact was found on two tubes in one of the steam generators at wear levels below the detection capability of the initial inspection.
Earlier tests performed on the Unit 2 steam generators during the planned outage additionally found high levels of unexpected wear in some tubes that were in contact with retainer bars of the tube support structure. As a result, all such tubes in contact with retainer bars in both Unit 2 steam generators were preventively removed from service through plugging. Subsequent inspections on Unit 3 found similar tube-to-support structure wear, and the Unit 3 tubes in contact with the retainer bars have also been plugged preventively. Each steam generator has over 9,700 heat transfer tubes and is designed to include sufficient tubes to accommodate a need to remove some from service for a variety of reasons, and the tubes that SCE has preventively removed from service are within this margin.
SCE understands that the tube-to-tube contact arises from excessive vibration of the tubes in certain areas of the steam generators. The excessive vibration is caused, at least in substantial part, by a phenomenon called fluid elastic instability which results from the interaction of a combination of factors, including steam velocity, moisture content of the steam, and effectiveness of the supports in the areas where the vibration occurs. A team of outside experts has been assembled to assist

SCE and Mitsubishi Heavy Industries, Inc. (“MHI”), the manufacturer of the steam generators, in the analysis of the causes of the tube-to-tube wear and potential remedial actions.
Any remedial action that will permit restart of one or both of the Units will need to address the interaction of factors giving rise to the fluid elastic instability. Until further actions are completed, including the NRC processes discussed below, the schedule to restart these Units cannot be determined. Because Unit 2 experienced considerably less tube-to-tube wear, it is currently anticipated that it could restart in advance of Unit 3; however, in order to do so, it is expected that pending further repairs and analysis, it would operate at reduced power levels and with mid-cycle scheduled outages to provide assurance of safe operation. Inasmuch as Unit 3 had much more tube-to-tube wear than Unit 2, it is not clear at this time whether Unit 3 will be able to restart without extensive additional repairs, meaning that it would be less likely to restart this year. The current plan for Unit 3 is to de-fuel the reactor and place appropriate systems in a lay up condition while analysis and testing continue given the uncertain timing of the likely repairs and restart. SCE is engaged in the analysis of what repairs, if any, could be undertaken to restore the steam generators to their originally specified capabilities safely, but it has not determined what those repairs might be or whether the generators will need to be replaced for the Units to operate at their prior output levels.
NRC Processes
The timing of restart of the Units will also be affected by the nature of and schedule for regulatory processes required by the NRC.
Following the failure of pressure tests on the eight tubes in Unit 3, the NRC launched an Augmented Inspection Team (“AIT”) to assess the tube failures and their causes, SCE's operation of the Units, and SCE's oversight of the design, fabrication, shipping, and construction process. On July 19, 2012, the NRC issued a report providing the results of the AIT inspection. That report concluded that the replacement steam generators' design and configuration did not provide the necessary margin to prevent fluid elastic instability and that these deficiencies appear to be related to MHI's thermal hydraulic code. The report further states that SCE is adequately pursuing the causes of the unexpected steam generator tube-to-tube degradation. The AIT report also identified a number of as-yet unresolved issues that are continuing to be examined. The unresolved issues include further evaluation of manufacturing differences between Unit 2 and Unit 3 with particular focus on the control of critical dimensions affecting the clearances between tubes and tube supports. The NRC will conduct subsequent inspections or reviews to determine what, if any, regulatory actions result from these unresolved items. Should the NRC find a deficiency in SCE's performance, SCE could be subject to additional regulatory action by the NRC, and the findings could be taken into consideration in the CPUC regulatory proceedings described below.
In March 2012, the NRC issued a Confirmatory Action Letter that required NRC permission to restart Unit 2 and Unit 3 and outlined actions SCE must complete before permission to restart either Unit may be sought. The NRC could also choose to impose additional inspections and assessment processes that could result in significant costs or additional delay. SCE is continuing to evaluate repairs and mitigation plans. Each Unit will only be restarted when the repairs and appropriate mitigation plans for that Unit are completed in accordance with the NRC's letter, and SCE is satisfied that it is safe to do so. Should SCE seek NRC approval to restart a Unit, the NRC may employ other procedures, including holding one or more public meetings, before making any determination about whether to grant permission pursuant to the terms of the Confirmatory Action Letter. It is also possible that one or more amendments to the NRC operating license for San Onofre might be required (whether or not as a prerequisite to return a Unit to safe operation). There is no set or predetermined time period for such processes, and, accordingly, there can be no assurance about the length of time the NRC may take to review any request to restart submitted by SCE under the Confirmatory Action Letter or whether any such request would be granted in whole or in part.
CPUC Review
In 2005, the CPUC authorized expenditures of approximately $525 million ($665 million after adjustment for inflation) for SCE's 78.21% share of San Onofre to purchase and install the four new steam generators in Units 2 and 3 and remove and dispose of their predecessors. SCE has spent $593 million through June 30, 2012 on the steam generator replacement project. Those expenditures remain subject to CPUC reasonableness review upon submission of SCE's final costs for the overall project.
As a result of outages associated with the steam generator inspection and repair, electric power and capacity normally provided by San Onofre are being purchased in the market by SCE on behalf of customers (commencing on February 1 for Unit 3 and March 5 for Unit 2). Market costs through June 30, 2012 were approximately $117 million, net of avoided nuclear fuel costs, and are recoverable through the ERRA balancing account, subject to CPUC reasonableness review. Because of the uncertainties associated with when and at what output levels the Units will or may be returned to service, total potential market power costs cannot be estimated at this time. Costs for power are likely to be higher during the summer months.
Through June 2012, SCE's share of incremental inspection and repair costs totaled $48 million for both Units. Subject to NRC review under the Confirmatory Action Letter and any new developments that may result from further analysis, testing and inspection, SCE's share of further incremental costs to commence start-up of Unit 2 at the reduced power levels described above are expected to be approximately $25 million, although there is no assurance that start-up of Unit 2 will occur as described above. SCE's estimated share of the total incremental repair costs associated with returning Unit 3 to service, and returning both Units to service at originally specified capabilities safely, remain uncertain.
SCE's 2012 annual revenue requirement request for its direct operating and maintenance costs, depreciation and return on its investment in San Onofre Unit 2, Unit 3 and related common plant is approximately $650 million. At June 30, 2012, San Onofre rate base was $1.2 billion and the net investment and related inventory associated with San Onofre was $2.0 billion. Under California Public Utilities Code Section 455.5, SCE will be required to notify the CPUC if either of the San Onofre Units has been out of service for nine consecutive months, or November 2012 for Unit 3 and December 2012 for Unit 2 (not including preplanned outages). In that event, the CPUC is required within 45 days of SCE's notice for a particular Unit to initiate an investigation to determine whether to remove from customer rates some or all of the revenue requirement associated with the portion of the facility that is out of service. From the initiation date of the investigation, such rates are collected subject to refund. Under Section 455.5 any determination to adjust rates is made after hearings are conducted in connection with the utility's next general rate case. If, after investigation and hearings, the costs associated with a Unit are disallowed recovery because it is out of service and the Unit is subsequently returned to service, rates may be readjusted to reflect that return to service after 100 continuous hours of operation. Notwithstanding the requirements of Section 455.5, the CPUC may institute other proceedings relating to the impact of the extended outage at San Onofre and its potential effects on rates, and there is currently pending before the CPUC a proposal to initiate an Order Instituting Investigation regarding such impacts.
Contractual Matters
The steam generators were designed and supplied by MHI and are warranted for an initial period of 20 years from acceptance. MHI is contractually obligated to repair or replace defective items and to pay specified damages for certain repairs. SCE's purchase contract with MHI states that MHI's liability under the purchase agreement is limited to $137 million and excludes consequential damages, defined to include "the cost of replacement power." Such limitations in the contract are subject to applicable exceptions.
San Onofre carries both property damage and outage insurance issued by Nuclear Electric Insurance Limited (“NEIL”) and has placed NEIL on notice of potential claims for loss recovery. The property damage policy (including excess coverage) provides insurance for certain costs and expenses resulting from “Accidental Property Damage” with a $2.5 million deductible and a $2.75 billion limit of liability. After a twelve week deductible period, the outage policy provides insurance for an outage caused by “Accidental Property Damage” of up to $3.5 million per week for each Unit (or $2.8 million per Unit per week if both Units are out because of the same "Accident"), with a $490 million limit for each Unit ($392 million each if both Units are out because of the same "Accident"). The NEIL policies have a number of exclusions and limitations that may reduce or eliminate coverage. For instance, coverage may be reduced or excluded if it is determined that the outage resulted from any condition which develops, progresses or changes over time, or from wear and tear. Further, costs to "make good" faulty workmanship or design and amounts collectible from third parties are potentially excluded from the property damage policy. Proof of loss must be submitted within 12 months of the Accidental Property Damage under the property damage insurance and within 12 months of the end of the outage under the outage policy. For further information, see "Southern California Edison Company Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies."
SCE will pursue recoveries arising from available agreements, but there is no assurance that SCE will recover all of its applicable costs pursuant to these arrangements.
Capital Program
During the first six months of 2012, SCE's capital investment program focused on maintaining reliability and expanding the capability of SCE's transmission and distribution system; upgrading and constructing new transmission lines and substations; installing digital meters; and replacing generation asset equipment. Total capital expenditures (including accruals) were $1.73 billion during the first six months of 2012 compared to $1.6 billion during the same period in 2011. SCE expects that 2012 capital expenditures will be at or below the lower end of the previously projected $4.4 billion to $5.0 billion range due to the delay in the GRC decision, the delay related to the Tehachapi Project and resolution of the San Onofre issues. However, SCE continues to project that 2012 – 2014 total capital expenditures will be in the range of $11.8 billion to

$13.2 billion. Actual capital spending will be affected by: changes in regulatory, environmental and engineering design requirements; permitting and project delays; cost and availability of labor, equipment and materials; outcome of the San Onofre mitigation plans; and other factors.
Management Overview of EMG
EME Liquidity and Restructuring Activities
EME's operating loss increased significantly in the first half of 2012 compared to the first half of 2011 due to lower realized energy and capacity prices at its coal plants and lower generation at the Midwest Generation plants. The abundance of low-priced natural gas has continued to result in increased competition from natural gas-fired generating units in the markets in which Midwest Generation operates, and generation has been correspondingly affected. In addition, effective January 1, 2012, a favorable long-term rail contract that supplied Midwest Generation's fleet expired and was replaced by a higher priced contract.
At June 30, 2012, EME and its subsidiaries without contractual dividend restrictions had corporate cash and cash equivalents of $879 million, which includes Midwest Generation's cash and cash equivalents of $177 million. EME and Midwest Generation's previous revolving credit agreements have been terminated or expired and no longer are sources of liquidity. At June 30, 2012, EME had $3.7 billion of unsecured notes outstanding, $500 million of which mature in June 2013.
As indicated above, EME is currently experiencing operating losses due to lower realized energy and capacity prices, higher fuel costs and lower generation at the Midwest Generation plants. Forward market prices indicate that these trends are expected to continue for a number of years. As a result, EME expects that it will incur further reductions in cash flow and losses in the current year and in subsequent years. A continuation of these adverse trends coupled with pending debt maturities and the need to retrofit its Midwest Generation plants to comply with governmental regulations will exhaust EME's liquidity. Consequently, EME will need to consider all options available to it, including potential sales of assets, restructuring, reorganization of its capital structure, or conservation of cash that would be otherwise applied to the payment of obligations. EME has entered into non-disclosure and engagement agreements with advisors representing certain of its unsecured bondholders for the purpose of engaging in discussions with such advisors and Edison International regarding EME's financial condition. Absent a restructuring of its obligations, based on current projections, EME is not expected to have sufficient liquidity to repay the $500 million debt obligation due in June 2013. As a result, EME may need to file for protection under Chapter 11 of the U.S. Bankruptcy Code.
Bankruptcy proceedings could lead to a change of control of EME, which would result in the termination of EME's tax-allocation agreement. At June 30, 2012, EME had recognized $323 million of net deferred tax benefits based on continued ownership by Edison International and inclusion of EME in the consolidated income tax returns of Edison International and its subsidiaries. If it is more likely than not that EME would no longer continue to participate as part of the consolidated group of Edison International, EME would record a valuation allowance to reduce the carrying value of its net deferred tax benefit and record a material charge against earnings. The termination of the tax-allocation agreement could adversely affect EME's long-term liquidity because realization of the value of tax benefits generated by EME could be deferred until such time that EME, or a subsequent owner of EME, had the ability to utilize such benefits. There is no assurance as to when, or whether, this might occur.
Under the applicable accounting standards, Edison International would no longer consolidate EME for financial reporting purposes if it filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code, as Edison International would no longer have a controlling financial interest for accounting purposes. In order to deconsolidate EME for financial reporting purposes, the carrying values of the assets and liabilities of EME would be removed from Edison International's consolidated balance sheets as of the bankruptcy filing date and the investment in EME would be recorded at its estimated fair value. Any loss would be recognized in an amount equal to the excess of the book value of Edison International's investment in EME over the fair value of such investment. At June 30, 2012, the book value of Edison International's investment in EME was $1.4 billion. Edison International would record any liabilities due to EME and certain liabilities that are joint and several with EME, including liabilities for uncertain tax positions taken in consolidated or combined tax returns of Edison International that are otherwise not resolved through the tax-allocation agreement and certain retirement plans.
The financial statements of the competitive power business segment have been prepared assuming that EME will continue as a going concern. Financial statements prepared on this basis assume the realization of assets and the satisfaction of liabilities in the normal course of business for the 12-month period following the date of these financial statements. There is no assurance that EME will be able to continue as a going concern.

Midwest Generation's Dependence on EME
Midwest Generation is largely dependent on EME to fund cash flow deficits and environmental retrofits. EME has no obligation to make capital contributions to Midwest Generation and may be unable to do so. Furthermore, Midwest Generation had $1.329 billion of notes receivable from EME at June 30, 2012 with payments used to meet its rent obligations under the Powerton and Joliet sale-leaseback agreements. If EME is unable to make payments on its notes, Midwest Generation may in turn be unable to make rent payments under the Powerton-Joliet leases. Failure to pay rent would be an event of default under the Powerton-Joliet leases that could result in termination of the leases, loss of control over the use of the Powerton and Joliet Stations and a claim for termination value under the lease agreements. Accordingly, if Midwest Generation is unable to obtain financial support from EME or other sources, Midwest Generation may need to file for protection under Chapter 11 of the U.S. Bankruptcy Code. A bankruptcy of either EME or Midwest Generation would also be an event of default under the Powerton-Joliet leases.
Midwest Generation Environmental Compliance Plans and Costs
During the second quarter of 2012, Midwest Generation continued to develop and implement a compliance program that includes the operation of ACI systems for mercury removal, upgrades to particulate removal systems and the use of dry sorbent injection, combined with the use of low sulfur PRB coal, to meet emissions limits for criteria pollutants, such as NOx and SO2 as well as for hazardous air pollutants, such as mercury, acid gas and non-mercury metals.
Apart from the Fisk and Crawford Stations, which will be shut down in September 2012, decisions whether or not to proceed with retrofitting of any particular remaining units to comply with CPS requirements for SO2 emissions, including those that have received permits, are subject to a number of factors, such as market conditions, regulatory and legislative developments, liquidity and forecasted commodity prices and capital and operating costs applicable at the time decisions are required or made. Midwest Generation may also elect to shut down units, instead of installing controls, to be in compliance with the CPS. Final decisions on whether to install controls, to install particular kinds of controls, and to actually expend capital or continue with the expenditure of capital will be made as required, subject to the requirements of the CPS and other applicable regulations. Units that are not retrofitted may continue to operate for as long as regulations and law allow.
Based on work to date, Midwest Generation estimates the remaining cost of retrofitting Powerton Units 5 and 6, Joliet Units 7 and 8 and Will County Units 3 and 4, using dry scrubbing with sodium-based sorbents and upgrading particulate removal systems, to be approximately $625 million at June 30, 2012. It is less likely that retrofits will be made to Joliet Unit 6 and the Waukegan Station. The estimated cost of retrofitting Joliet Unit 6, if made, would be approximately $75 million, while the estimated cost of retrofitting the Waukegan Station, if made, would be approximately $160 million. Final decisions to shut down units will be made in light of the timing requirements under the CPS and other applicable environmental regulations, based on the economic projections of those retrofits, on a unit-by-unit basis, at the time the decision is made. For further discussion related to the impairment policy on Midwest Generation's unit of account, refer to "Critical Accounting Estimates and Policies—Impairment of Long-Lived Assets" in the year-ended 2011 MD&A.
Homer City Lease
Homer City is not expected to have sufficient cash flow to meet its obligations, including funding capital improvements and the rent payment due on October 1, 2012. Homer City made the required April 1, 2012 senior rent payment but did not make the April 1, 2012 payment of equity rent. On March 30, 2012, Homer City was granted a waiver by the owner-lessors of any rent default event with respect to the payment of the equity rent for all purposes other than restrictions on distributions from Homer City, including repayment of its intercompany loan, and the $48 million senior rent reserve letter of credit remains in place. Homer City's liquidity has continued to deteriorate during the first half of 2012. GECC, the beneficial owner of a majority of the owner-lessors, has been funding the construction activities associated with the capital improvements and providing other credit support. Homer City is not expected to have sufficient cash flow to meet its operating expenses without continued support from GECC or to fund other obligations during 2012, including the rent payment due on October 1, 2012. This may require Homer City to suspend plant operations until sufficient working capital is obtained. For further discussion of the Homer City lease, see "Edison International Overview—Management Overview of EMG—Homer City Lease" in the year-ended 2011 MD&A.
On March 29, 2012, Homer City and GECC entered into an Implementation Agreement (the "Agreement") with respect to the Homer City plant. As addressed by the Agreement, an affiliate of the GECC-controlled owner-lessors of the Homer City plant has entered into an engineering, procurement and construction agreement and has executed related agreements for the construction of environmental improvements. GECC has discretion over all decisions related to such construction agreements. Homer City agreed to conduct its business as set forth in the Agreement and to use commercially reasonable efforts to provide assistance to GECC and its affiliates in connection with the construction agreements. The estimated cost of installing SO2 and particulate emissions control equipment for Units 1 and 2 of the Homer City plant is expected to be approximately $700 million to $750 million. On April 2, 2012, Homer City received the permit to construct such improvements from PADEP.
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
Certain divestitures of Homer City's leasehold interest in the plant are subject to consent rights of the holders of the secured lease obligation bonds issued in connection with the original sale-leaseback transaction. GECC is currently engaged in discussions and has reached an agreement in principle on a non-binding restructuring term sheet with certain of the holders of the secured lease obligation bonds regarding amendments to the terms of the 8.137% Senior Secured Bonds due 2019 and the 8.734% Senior Secured Bonds due 2026, each issued by Homer City Funding LLC. Even though an agreement in principle has been reached with certain holders of the secured lease obligation bonds, that agreement may not be approved by the secured lease obligation bondholders as required under the operative documents to effectuate the necessary modifications to the terms of the bonds. If an agreement to modify the terms of the bonds is not approved and consummated, then it is possible that Homer City could become the subject of bankruptcy proceedings.
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

The following tables summarize SCE's results of operations for the periods indicated. The presentation below separately identifies utility earning activities and utility cost-recovery activities. Beginning in 2012, SCE classified revenues and costs related to programs that provide for recovery of actual costs plus a return on capital as utility earning activities. Previously, SCE classified the recovery of actual costs incurred under these programs as utility cost-recovery activities. The tables presented below reflect a reclassification of the revenues and costs for 2011 consistent with the presentation in 2012. The reclassification of revenues and costs had no impact on earnings.
During the first six months of 2012, pending the outcome of the 2012 GRC, SCE recognized GRC-related revenue based on the 2011 authorized revenue requirement included in customer rates. A GRC memorandum account has been established for SCE, which will make the 2012 revenue requirement ultimately adopted by the CPUC effective as of January 1, 2012. Recognition of the revenue for the period January 1, 2012 through the date of a final decision, as well as any delays in certain expenditures and changes in authorized treatment of specific costs, will impact the timing of earnings in 2012 (see "Edison International Overview—Management Overview of SCE—2012 CPUC General Rate Case" for further discussion).

Three Months Ended June 30, 2012 versus June 30, 2011

	Three months ended June 30, 2012			Three months ended June 30, 2011
(in millions)	Utility Earning Activities	Utility Cost- Recovery Activities	Total Consolidated	Utility Earning Activities	Utility Cost- Recovery Activities	Total Consolidated
Operating revenue	$1,460	$1,191	$2,651	$1,432	$1,014	$2,446
Fuel and purchased power	—	883	883	—	732	732
Operations and maintenance	564	302	866	565	281	846
Depreciation decommissioning and amortization	399	—	399	356	—	356
Property taxes and other	72	1	73	68	1	69
Total operating expenses	1,035	1,186	2,221	989	1,014	2,003
Operating income	425	5	430	443	—	443
Net interest expense and other	(103)	(5)	(108)	(89)	—	(89)
Income before income taxes	322	—	322	354	—	354
Income tax expense	108	—	108	128	—	128
Net income	214	—	214	226	—	226
Dividends on preferred and preference stock	23	—	23	15	—	15
Net income available for common stock	$191	$—	$191	$211	$—	$211
Core Earnings[1]			$191			$211
Non-Core Earnings			—			—
Total SCE GAAP Earnings			$191			$211

[1]	See use of Non-GAAP financial measures in "Edison International Overview—Highlights of Operating Results."
Utility Earning Activities
Utility earning activities were primarily affected by the following:

•	Higher operating revenue of $28 million, primarily due to:

•	$20 million increase primarily due to revenue related to authorized CPUC projects not included in SCE's GRC process including the EdisonSmartConnect® project and the Solar Photovoltaic project.

•
Operations and maintenance expense reflects $29 million of costs related to the steam generator inspection and repair at San Onofre (see "Management Overview—San Onofre Outage, Inspection and Repair Issues" for further information) offset by EdisonSmartConnect® benefits realized and other cost savings and timing of expenses.

•
Higher depreciation, decommissioning and amortization expense of $43 million was primarily related to increased generation, transmission and distribution investments, including capitalized software costs.

•
Higher net interest expense and other of $14 million was primarily due to higher outstanding balances on long-term debt. For details of other income and expenses, see "SCE Notes to Consolidated Financial Statements—Note 15. Other Income and Expenses."

•	Lower income taxes due to lower pre-tax income. See "—Income Taxes" below for more information.

•	Higher preferred and preference stock dividends of $8 million related to new issuances in 2012.

Utility Cost-Recovery Activities
Utility cost-recovery activities were primarily affected by the following:

•
Higher fuel and purchased power expense of $151 million was primarily driven by $83 million of market costs net of lower nuclear fuel costs related to the outage at San Onofre in 2012 (see "Management Overview—San Onofre Outage, Inspection and Repair Issues" for further information). The increase was also due to the cost to replace CDWR contracts that expired in 2011, which were not previously recorded as an SCE cost but which were included as a separate component on customer bills (see "—Supplemental Operating Revenue Information" below). These increases were partially offset by lower power prices in 2012.

•	Higher operations and maintenance expense of $21 million was primarily due to increased pension contributions partially offset by lower transmission access charges.
Six Months Ended June 30, 2012 versus June 30, 2011

	Six months ended June 30, 2012			Six months ended June 30, 2011
(in millions)	Utility Earning Activities	Utility Cost- Recovery Activities	Total Consolidated	Utility Earning Activities	Utility Cost- Recovery Activities	Total Consolidated
Operating revenue	$2,916	$2,147	$5,063	$2,837	$1,841	$4,678
Fuel and purchased power	—	1,575	1,575	—	1,317	1,317
Operations and maintenance	1,151	566	1,717	1,108	523	1,631
Depreciation decommissioning and amortization	788	—	788	700	—	700
Property taxes and other	155	1	156	145	1	146
Total operating expenses	2,094	2,142	4,236	1,953	1,841	3,794
Operating income	822	5	827	884	—	884
Net interest expense and other	(200)	(5)	(205)	(171)	—	(171)
Income before income taxes	622	—	622	713	—	713
Income tax expense	208	—	208	251	—	251
Net income	414	—	414	462	—	462
Dividends on preferred and preference stock	41	—	41	29	—	29
Net income available for common stock	$373	$—	$373	$433	$—	$433
Core Earnings[1]			$373			$433
Non-Core Earnings			—			—
Total SCE GAAP Earnings			$373			$433

[1]	See use of Non-GAAP financial measures in "Edison International Overview—Highlights of Operating Results."
Utility Earning Activities
Utility earning activities were primarily affected by the following:

•	SCE had higher operating revenue of $79 million, primarily due to the following:

•	$60 million increase was primarily due to revenue related to authorized CPUC projects not included in SCE's GRC process including the EdisonSmartConnect® project and the Solar Photovoltaic project.

•	Revenue recognized in 2012 related to the San Onofre Unit 2 scheduled outage costs. In December 2011, the CPUC authorized revenue requirements for 2012 refueling outages for San Onofre.

•
Higher operation and maintenance expense of $43 million was primarily due to $48 million of costs related to the steam generator inspection and repair at San Onofre (see "Edison International Overview—Management Overview of SCE—San Onofre Outage, Inspection and Repair Issues" for further information) as well as $35 million related to the 2012

San Onofre Unit 2 scheduled maintenance and refueling outage. These increases were partially offset by EdisonSmartConnect® benefits realized and other cost savings and timing of expenses.

•
Higher depreciation, decommissioning and amortization expense of $88 million was primarily related to increased generation, transmission and distribution investments, including capitalized software costs.

•
Higher net interest expense and other of $29 million was primarily due to higher outstanding balances on long-term debt and a lower AFUDC capitalization rate in 2012 mainly driven by lower cost of financing resulting from an increase in the use of short-term debt. For details of other income and expenses, see "SCE Notes to Consolidated Financial Statements—Note 15. Other Income and Expenses."

•	Lower income taxes due to lower pre-tax income. See "—Income Taxes" below for more information.

•	Higher preferred and preference stock dividends of $12 million related to new issuances in 2012.
Utility Cost-Recovery Activities
Utility cost-recovery activities were primarily affected by the following:

•
Higher fuel and purchased power expense of $258 million was primarily driven by $117 million of market costs net of lower nuclear fuel costs related to the San Onofre outage in 2012 (see "Management Overview—San Onofre Outage, Inspection and Repair Issues" for further information). The increase was also due to the cost to replace CDWR contracts that expired in 2011, which were not previously recorded as an SCE cost but which were included as a separate component on customer bills (see "—Supplemental Operating Revenue Information" below). These increases were partially offset by lower power prices in 2012.

•	Higher operation and maintenance expense of $43 million was primarily due to increased pension contributions partially offset by lower spending for public purpose programs.
Supplemental Operating Revenue Information
SCE's retail billed and unbilled revenue (excluding wholesale sales and balancing account over/undercollections) was $2.7 billion and $5.0 billion for the three- and six-month periods ended June 30, 2012, respectively, compared to $2.4 billion and $4.5 billion for the respective periods in 2011. The increase in revenue reflects:

•
A sales volume increase of $417 million and $701 million for the three- and six-month periods, respectively, primarily due to SCE providing power that was previously provided by CDWR contracts which expired in 2011. Prior to 2012, SCE remitted to CDWR and did not recognize as revenue the amounts that SCE billed and collected from its customers for the portion of electric power purchased and sold by the CDWR to SCE's customers.

•
A rate decrease of $110 million and $211 million for the three- and six-month periods, respectively, resulting from a rate adjustment beginning on June 1, 2011, primarily reflecting the refund to customers of overcollected fuel and power procurement-related costs.

As a result of the CPUC-authorized decoupling mechanism, SCE earnings are not affected by changes in retail electricity sales (see "Item 1. Business—Overview of Ratemaking Process" in the 2011 Form 10-K).

Income Taxes
The table below provides a reconciliation of income tax expense computed at the federal statutory income tax rate to the income tax provision.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2012	2011	2012	2011
Income before income taxes	$322	$354	$622	$713
Provision for income tax at federal statutory rate of 35%	113	124	218	249
Increase (decrease) in income tax from:
State tax – net of federal benefit	10	18	20	30
Property-related	(10)	(10)	(20)	(21)
Other	(5)	(4)	(10)	(7)
Total income tax expense	$108	$128	$208	$251
Effective tax rate	33.5%	36.2%	33.4%	35.2%
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
Available Liquidity
During the second quarter of 2012, SCE replaced its existing credit facilities scheduled to mature in early 2013 with a new $2.75 billion five-year revolving credit facility that matures May 2017. The following table summarizes the status of the SCE credit facility at June 30, 2012:

(in millions)	Credit Facilities
Commitment	$2,750
Outstanding commercial paper supported by credit facilities	(300)
Outstanding letters of credit	(63)
Amount available	$2,387
Debt Covenant
SCE has a debt covenant in its credit facility that limits its debt to total capitalization ratio to less than or equal to 0.65 to 1. At June 30, 2012, SCE's debt to total capitalization ratio was 0.46 to 1.
Capital Investment Plan
Transmission Projects - Tehachapi Project
As discussed in the year-ended 2011 MD&A, the CPUC requested that SCE provide information on potential new options for a portion of the Tehachapi Project, including traversing a state park, changing the nature of some of the towers and undergrounding lines. In July 2012, the Assigned Commissioner issued a ruling requesting SCE to further study and provide more detailed information by the end of February 2013 on two identified undergrounding options for a portion of the project. The ruling set forth a schedule for interested parties to also provide further information, briefing by all parties and evidentiary hearings. The order states that the construction of the affected portion of the project shall remain deferred until the CPUC makes a final determination regarding the options. Adoption of either of the two undergrounding options could create additional costs and delay the completion of the project. SCE is required to file revised cost estimates with the CPUC. As with all transmission investments, cost recovery will be subject to future rate proceedings.
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
In June 2012, SCE provided its preliminary 2013 forecasted revenue requirement to interested parties. Consistent with SCE's proposed formula rate methodology, the application of the formula rate results in an increase in SCE's revenue requirement of $172 million, or 24%. The increase is primarily due to higher FERC rate base from transmission investments, including projects under construction. SCE expects to file its 2013 forecasted revenue requirement with the FERC by September 15, 2012, with the proposed rates effective from October 1, 2012 through September 30, 2013.
Dividend Restrictions
The CPUC regulates SCE's capital structure which limits the dividends it may pay Edison International. In SCE's most recent cost of capital proceeding, the CPUC set an authorized capital structure for SCE which included a common equity component of 48%. SCE may make distributions to Edison International as long as the common equity component of SCE's capital structure remains at or above the 48% authorized level on a 13-month weighted average basis. At June 30, 2012, SCE's 13-month weighted-average common equity component of total capitalization was 49.4% resulting in the capacity to pay $261 million in additional dividends to Edison International.
During the first six months of 2012, SCE made $233 million in dividend payments to its parent, Edison International. Future dividend amounts and timing of distributions are dependent upon several factors including the level of capital expenditures, operating cash flows and earnings.
Margin and Collateral Deposits
Certain derivative instruments, power procurement contracts and other contractual arrangements contain collateral requirements. Future collateral requirements may differ from the requirements at June 30, 2012, due to the addition of incremental power and energy procurement contracts with collateral requirements, if any, and the impact of changes in wholesale power and natural gas prices on SCE's contractual obligations.
Some of the power procurement contracts contain provisions that require SCE to maintain an investment grade credit rating from the major credit rating agencies. If SCE's credit rating were to fall below investment grade, SCE may be required to pay the liability or post additional collateral.

The table below provides the amount of collateral posted by SCE to its counterparties as well as the potential collateral that would be required as of June 30, 2012.

(in millions)
Collateral posted as of June 30, 2012[1]	$154
Incremental collateral requirements for power procurement contracts resulting from a potential downgrade of SCE's credit rating to below investment grade	128
Posted and potential collateral requirements[2]	$282

[1]
Collateral provided to counterparties and other brokers consisted of $66 million of cash which was offset against net derivative liabilities on the consolidated balance sheets, $25 million of cash reflected in "Other current assets" on the consolidated balance sheets and $63 million in letters of credit.

[2]
There would be no increase to SCE's total posted and potential collateral requirements based on SCE's forward positions as of June 30, 2012 due to adverse market price movements over the remaining lives of the existing power procurement contracts using a 95% confidence level.

Workers Compensation Self-Insurance Fund
For a discussion of potential collateral requirements related to its self-insured workers compensation plan, refer to "SCE: Liquidity and Capital Resources—Workers Compensation Self-Insurance Fund" in the year ended 2011 MD&A.
Historical Segment Cash Flows
The table below sets forth condensed historical cash flow information for SCE.

	Six months ended June 30,
(in millions)	2012	2011
Net cash provided by operating activities	$1,511	$1,385
Net cash provided by financing activities	712	491
Net cash used by investing activities	(2,239)	(2,091)
Net decrease in cash and cash equivalents	$(16)	$(215)
Net Cash Provided by Operating Activities
Net cash provided by operating activities increased $126 million in the first six months of 2012 compared to the same period in 2011. The increase in cash flows provided by operating activities was primarily due to the timing of cash receipts and disbursements related to working capital items, partially offset by lower net tax receipts in 2012.

Net Cash Provided by Financing Activities
The following table summarizes cash provided by financing activities for the six months ended June 30, 2012 and 2011. Issuances of debt and preference stock are discussed in "SCE Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements—Long-Term Debt" and "Note 12. Preferred and Preference Stock."

	Six months ended June 30,
(in millions)	2012	2011
Issuances of first and refunding mortgage bonds, net	$391	$492
Net issuances of commercial paper[1]	(119)	200
Issuances of preference stock, net	805	123
Payments of common stock dividends to Edison International	(233)	(230)
Redemptions of preference stock	(75)	—
Bonds purchased	—	(56)
Payments of preferred and preference stock dividends	(28)	(28)
Other	(29)	(10)
Net cash provided by financing activities	$712	$491

[1]	Issuances of commercial paper are supported by SCE's credit facility.
The timing and amount of SCE's financing activities are largely driven by its capital program.
Net Cash Used by Investing Activities
Cash flows from investing activities are primarily due to capital expenditures and funding of nuclear decommissioning trusts. Capital expenditures were $2.1 billion and $2.0 billion for the six months ended June 30, 2012 and 2011, respectively (see "Liquidity and Capital Resources—Capital Investment Plan" in the year-ended 2011 MD&A for further information on capital expenditures). Net purchases of nuclear decommissioning trust investments and other were $125 million and $84 million for the six months ended June 30, 2012 and 2011, respectively.
Contractual Obligations and Contingencies
Contractual Obligations
SCE has power purchase commitments which are discussed in "Edison International Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies."
Contingencies
SCE has contingencies related to the San Onofre Outage, Inspection and Repair Issues, CPSD Investigations, Four Corners New Source Review Litigation, Nuclear Insurance, Wildfire Insurance and Spent Nuclear Fuel, which are discussed in "Edison International Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies."
Environmental Remediation
As of June 30, 2012, SCE had identified 25 material sites for remediation and recorded an estimated minimum liability of $43 million. SCE expects to recover 90% of its remediation costs at certain sites. See "Edison International Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies" for further discussion.
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

Commodity Price Risk
The fair value of outstanding derivative instruments used to mitigate SCE's exposure to commodity price risk was a net liability of $865 million and $936 million at June 30, 2012 and December 31, 2011, respectively. To the extent San Onofre Unit 2 and Unit 3 are not operating, SCE may be exposed to market prices associated with replacement power costs. SCE's hedging program has taken this exposure into consideration and has entered into forward contracts to address projected market price variability. For further discussion of fair value measurements and the fair value hierarchy, see "Edison International Notes to Consolidated Financial Statements—Note 4. Fair Value Measurements."
Credit Risk
Credit risk exposure from counterparties for power and gas trading activities is measured as the sum of net accounts receivable (accounts receivable less accounts payable) and the current fair value of net derivative assets (derivative assets less derivative liabilities) reflected on the consolidated balance sheets. SCE enters into master agreements which typically provide for a right of setoff. Accordingly, SCE's credit risk exposure from counterparties is based on a net exposure under these arrangements. SCE manages the credit risk on the portfolio for both rated and non-rated counterparties based on credit ratings using published ratings of counterparties and other publicly disclosed information, such as financial statements, regulatory filings, and press releases, to guide it in the process of setting credit levels, risk limits and contractual arrangements, including master netting agreements. As of June 30, 2012, the amount of balance sheet exposure as described above broken down by the credit ratings of SCE's counterparties, was as follows:

	June 30, 2012
(in millions)	Exposure[2]	Collateral	Net Exposure
S&P Credit Rating[1]
A or higher	$95	$—	$95
BBB	2	—	2
BBB-	1	—	1
Not rated[3]	3	(3)	—
Total	$101	$(3)	$98

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

EDISON MISSION GROUP
RESULTS OF OPERATIONS
EMG primarily operates in one line of business, independent power production, through the subsidiaries of EMG's principal subsidiary, EME. The following table is a summary of competitive power generation results of operations for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2012	2011	2012	2011
Competitive power generation operating revenues	$407	$538	$851	$1,090
Fuel	215	174	421	356
Operation and maintenance	261	329	503	610
Depreciation and amortization	68	79	135	152
Loss on disposal and asset impairments	11	8	26	8
Total operating expenses	555	590	1,085	1,126
Operating loss	(148)	(52)	(234)	(36)
Interest and dividend income	12	27	13	29
Equity in income from unconsolidated affiliates – net	18	17	17	12
Other income, net	1	3	1	6
Interest expense	(85)	(80)	(171)	(160)
Loss from continuing operations before income taxes	(202)	(85)	(374)	(149)
Income tax benefit	(98)	(55)	(188)	(101)
Loss from continuing operations	(104)	(30)	(186)	(48)
Loss from discontinued operations–net of tax	—	(1)	(1)	(3)
Net loss	(104)	(31)	(187)	(51)
Less: Net income attributable to noncontrolling interests	(6)	—	(7)	—
Net loss available for common stock	$(110)	$(31)	$(194)	$(51)
Core Losses[1]	$(81)	$(25)	$(141)	$(33)
Non-Core Losses:
Homer City	(29)	(5)	(52)	(15)
Discontinued Operations	—	(1)	(1)	(3)
Total EMG GAAP Losses	$(110)	$(31)	$(194)	$(51)

[1]	See use of Non-GAAP financial measures in "Edison International Overview—Highlights of Operating Results."
EMG's core loss in the second quarter 2012 increased compared to the second quarter 2011 primarily due to the following pre-tax items:

•	$45 million decrease in Midwest Generation results primarily due to lower average realized energy and capacity prices and higher fuel prices, partially offset by lower planned maintenance costs.

•	$15 million lower income from distributions received from the Doga project.

•	$11 million decrease in energy trading due to decreased revenues from trading power contracts and congestion.

•
$9 million decrease in renewable energy income primarily due to income allocated to third-party investors of Capistrano Wind Partners, partially offset by results of operations from projects that achieved commercial operations after the second quarter of 2011.

EMG's core loss for the six months ended June 30, 2012 increased compared to the six months ended June 30, 2011 primarily due to the following pre-tax items:

•
$140 million decrease in Midwest Generation results primarily due to lower average realized energy and capacity prices, higher fuel prices and reduced generation, partially offset by lower planned maintenance costs.

•	$15 million lower income from distributions received from the Doga project.

•	$11 million increase in interest expense due to new energy project financings ($8 million) and lower capitalized interest ($3 million).
Adjusted Operating Income (Loss) ("AOI")—Overview
The following table shows the adjusted operating income (loss) (AOI) of EMG's projects:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2012	2011	2012	2011
Midwest Generation plants	$(97)	$(52)	$(137)	$3
Homer City plant	(48)	(10)	(86)	(26)
Renewable energy projects	15	24	45	45
Energy trading	30	41	49	56
Big 4 projects	9	9	8	11
Sunrise	9	6	9	(1)
Doga	11	26	11	26
Westside projects	(1)	(1)	(3)	(1)
Leveraged lease income	1	2	2	3
Other projects	4	6	6	10
Other operating income	1	2	1	2
	(66)	53	(95)	128
Corporate administrative and general	(37)	(33)	(70)	(69)
Corporate depreciation and amortization	(5)	(6)	(11)	(12)
AOI[1]	$(108)	$14	$(176)	$47

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

The following table reconciles AOI to operating loss as reflected on EMG's consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2012	2011	2012	2011
AOI	$(108)	$14	$(176)	$47
Less:
Equity in income of unconsolidated affiliates	18	17	17	12
Dividend income from projects	12	27	12	28
Production tax credits	17	19	36	37
Other income, net	(1)	3	—	6
Net income attributable to noncontrolling interests	(6)	—	(7)	—
Operating Loss	$(148)	$(52)	$(234)	$(36)
Adjusted Operating Income from Consolidated Operations
Midwest Generation Plants
The following table presents additional data for the Midwest Generation plants:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2012	2011	2012	2011
Operating Revenues	$213	$280	$446	$631
Operating Expenses
Fuel	143	107	260	233
Plant operations	120	164	229	282
Plant operating leases	18	18	37	37
Depreciation and amortization	22	29	43	58
Loss on disposal and asset impairments	2	9	4	9
Administrative and general	5	5	10	11
Total operating expenses	310	332	583	630
Operating Income (Loss)	(97)	(52)	(137)	1
Other Income	—	—	—	2
AOI	$(97)	$(52)	$(137)	$3
Statistics
Generation (in GWh)	5,467	5,560	10,806	13,030
AOI from the Midwest Generation plants decreased $45 million for the second quarter of 2012 compared to the corresponding period of 2011. The second quarter decrease in AOI was primarily attributable to lower average realized energy prices, lower capacity prices and higher fuel prices, partially offset by lower planned maintenance costs.
AOI from the Midwest Generation plants decreased $140 million for the six months ended June 30, 2012 compared to the corresponding period of 2011. The 2012 decrease in AOI was primarily attributable to lower average realized energy prices, lower capacity prices, higher fuel prices and reduced generation, partially offset by lower planned maintenance costs. Reduced generation primarily resulted from lower economic dispatch.
Included in fuel costs were unrealized losses of $7 million and $1 million during the second quarters of 2012 and 2011, respectively, and $4 million and $2 million for the six months ended June 30, 2012 and 2011, respectively, due to oil futures contracts that were accounted for as economic hedges. These contracts were entered into as hedges of the variable fuel price component of rail transportation costs.

Homer City
The following table presents additional data for the Homer City plant, which is being classified as a non-core earnings item under "Edison International Overview—Highlights of Operating Results":

	Three months ended June 30,		Six months ended June 30,
(in millions)	2012	2011	2012	2011
Operating Revenues	$82	$136	$182	$251
Operating Expenses
Fuel	67	63	151	115
Plant operations	25	50	44	97
Plant operating leases	22	26	41	51
Depreciation and amortization	—	5	—	10
Loss on disposal and asset impairments	10	—	21	—
Administrative and general	6	2	11	4
Total operating expenses	130	146	268	277
Operating Loss	(48)	(10)	(86)	(26)
AOI	$(48)	$(10)	$(86)	$(26)
Statistics
Generation (in GWh)	2,016	2,226	4,623	4,169
AOI from the Homer City plant decreased $38 million and $60 million for the three and six months ended June 30, 2012, respectively, as compared to the corresponding periods of 2011. The decreases in AOI were primarily attributable to lower energy margins and asset impairment charges in 2012, partially offset by a decline in plant maintenance costs due to outages at Units 1 and 2 during the first quarter of 2011 and due to lower planned overhauls in the second quarter of 2012. Lower energy margins were due to lower average realized energy prices and higher coal and emission allowance costs. Asset impairment charges related to the write-off of leasehold improvements and prepaid rent incurred during the first half of 2012, which did not increase the fair value of EME's leasehold interest, for reasons as described in "Management Overview of EMG", and therefore were fully impaired. In addition, plant operating lease expense and depreciation expense decreased in the first half of 2012 compared to the first half of 2011 as a result of the impairment of leasehold improvements and prepaid rent related to the Homer City lease in the fourth quarter of 2011. The impairment resulted in a new levelized rent schedule.
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

Renewable Energy Projects
The following table presents additional data for EME's renewable energy projects:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2012	2011	2012	2011
Operating Revenues	$63	$59	$135	$111
Production Tax Credits	17	19	36	37
	80	78	171	148
Operating Expenses
Plant operations	21	18	40	36
Depreciation and amortization	39	37	78	68
Administrative and general	1	1	3	2
Total operating expenses	61	56	121	106
Equity in income from unconsolidated affiliates	1	1	2	1
Other Income	—	1	—	2
Net Income Attributable to Noncontrolling Interests	(5)	—	(7)	—
AOI[1]	$15	$24	$45	$45
Statistics
Generation (in GWh)[2]	1,551	1,555	3,297	2,940

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

[2]
Includes renewable energy projects that are not consolidated by Edison International. Generation excluding unconsolidated projects was 1,343 GWh and 1,336 GWh in the second quarters of 2012 and 2011, respectively, and 2,859 GWh and 2,536 GWh in the six months ended June 30, 2012 and 2011, respectively.

AOI from renewable energy projects decreased $9 million and was unchanged for the three and six months ended June 30, 2012, respectively, as compared to the corresponding periods of 2011. The decrease in the second quarter was primarily attributable to income allocated to third-party investors in Capistrano Wind Partners, partially offset by results of operations from projects that achieved commercial operations after the second quarter of 2011. The year-to-date results benefited from the results of operations from projects that achieved commercial operation after the second quarter of 2011 offset by income allocated to third-party investors in Capistrano Wind Partners. For additional information, see "Edison International Notes to Consolidated Financial Statements—Note 3. Variable Interest Entities—Projects or Entities that are Consolidated—Capistrano Wind Equity Capital."

The following table reconciles AOI from EME's renewable energy projects to its operating income as included in EME's consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011
AOI	$15	$24	$45	$45
Less:
Equity in income of unconsolidated affiliates	1	1	2	1
Production tax credits	17	19	36	37
Other income	—	1	—	2
Net income attributable to noncontrolling interests	(5)	—	(7)	—
Operating Income	$2	$3	$14	$5
Energy Trading
AOI from energy trading activities decreased $11 million and $7 million for the three and six months ended June 30, 2012, respectively, as compared to the corresponding periods of 2011. The second quarter decrease was mainly due to lower revenues from trading power contracts and congestion. The year-to-date decrease was mainly due to the allocation to Homer City of the benefit from an arrangement that allows EMMT to deliver a portion of Homer City's power into the NYISO.
Adjusted Operating Income from Other Projects
Doga.    EME received a distribution from the Doga project of $11 million in the second quarter of 2012 compared to $26 million in the second quarter of 2011. Distributions in the second quarter of 2011 were higher due to release of funds from restricted cash once project debt obligations were repaid. AOI is recognized when cash is distributed as the Doga project is accounted for on the cost method.
Sunrise Project.    AOI from the Sunrise project increased $3 million and $10 million in the three and six months ended June 30, 2012, respectively, compared to the corresponding periods of 2011 primarily due to higher repairs and maintenance costs for a major overhaul in 2011. The power purchase agreement at the Sunrise project expired on June 30, 2012 and Sunrise will operate as a merchant project unless a new power purchase agreement is executed. The profitability of Sunrise as a merchant generator is dependent on market prices for power and natural gas and future results may differ from historical earnings. For additional information, see "EMG: Market Risk Exposures—Commodity Price Risk." Seasonality. EME's third quarter equity in income from its unconsolidated energy projects is normally higher than equity in income related to other quarters of the year due to seasonal fluctuations and higher energy contract prices during the summer months.
Interest Income (Expense)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2012	2011	2012	2011
Interest income	$—	$—	$—	$1
Interest expense, net of capitalized interest
EME debt	(66)	(63)	(133)	(125)
Nonrecourse debt	(19)	(17)	(38)	(35)
	$(85)	$(80)	$(171)	$(160)
EMG's interest expense increased $5 million and $11 million for the three and six months ended June 30, 2012, respectively, compared to the corresponding periods of 2011. The 2012 increase in interest expense was primarily due to lower capitalized interest and higher debt balances from new project financings. Capitalized interest was $7 million and $6 million for the second quarter of 2012 and 2011, respectively, and $13 million and $16 million for the six months ended June 30, 2012 and 2011, respectively. The 2012 decrease in capitalized interest was due to fewer projects under construction in 2012 compared to 2011.

Income Taxes
The table below provides a reconciliation of income tax benefit computed at the federal statutory income tax rate:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2012	2011	2012	2011
Loss from continuing operations before income taxes	$(202)	$(85)	$(374)	$(149)
Provision for income tax benefit at federal statutory rate of 35%	$(71)	$(30)	$(131)	$(52)
Increase (decrease) in income tax from:
State tax benefit – net of federal tax expense	(6)	(4)	(20)	(9)
Tax credits, net	(17)	(19)	(36)	(37)
Property-related	1	(2)	1	(3)
Taxes on income allocated to noncontrolling interests	(5)	(1)	(4)	(1)
Other	—	1	2	1
Total income tax benefit from continuing operations	$(98)	$(55)	$(188)	$(101)
Effective tax rate	49%	65%	50%	68%
EMG's effective tax rates were impacted by production tax credits and estimated state income tax benefits allocated from Edison International. Estimated state income tax benefits allocated from Edison International of $5 million and $4 million were recognized for the six months ended June 30, 2012 and 2011, respectively.
LIQUIDITY AND CAPITAL RESOURCES
Available Liquidity
The following table summarizes available liquidity at June 30, 2012:

(in millions)	Cash and Cash Equivalents
EME as a holding company	$549
EME subsidiaries without contractual dividend restrictions
Midwest Generation	177
Other EME subsidiaries	153
EME corporate and Midwest Generation cash and cash equivalents	879
EME subsidiaries with contractual dividend restrictions
Homer City	56
Other EME subsidiaries	74
Other EMG subsidiaries	60
Total	$1,069
See "Edison International Overview—Management Overview of EMG" for a discussion of EME's liquidity.
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

Capital Investment Plan
Forecasted capital expenditures through 2014 by EME's subsidiaries for existing projects and corporate activities are as follows:

(in millions)	July through December 2012	2013	2014
Midwest Generation Plants
Environmental[1]	$28	$103	$311
Plant capital	6	47	16
Homer City Plant	23	23	14
Walnut Creek Project	119	44	—
Renewable Energy Projects	88	1	2
Other capital	12	19	15
Total	$276	$237	$358

[1]	For additional information, see "Edison International Overview—Overview of EMG—Midwest Generation Environmental Compliance Plans and Costs."
Midwest Generation Capital Expenditures
Midwest Generation plants' forecasted environmental expenditures include retrofitting Powerton Units 5 and 6, Joliet Units 7 and 8 and Will County Units 3 and 4, using dry scrubbing with sodium-based sorbents and upgrading particulate removal systems to comply with CPS requirements for SO2 emissions and the US EPA's regulation on hazardous air pollutant emissions. Apart from the Fisk and Crawford Stations, which will be shut down in September 2012, decisions regarding whether or not to proceed with retrofitting any particular remaining units to comply with CPS requirements for SO2 emissions, including those that have received permits, are subject to a number of factors, such as market conditions, regulatory and legislative developments, liquidity and forecasted commodity prices and capital and operating costs applicable at the time decisions are required or made. Final decisions on whether to install controls, to install particular kinds of controls, and to actually expend capital or continue with the expenditure of capital will be made as required, subject to the requirements of the CPS and other applicable regulations. Furthermore, the timing of commencing capital projects may vary from the amounts set forth in the above table. For additional discussion, see "Edison International Overview—Management Overview of EMG—Midwest Generation Environmental Compliance Plans and Costs."
Plant capital expenditures for Midwest Generation includes capital projects for boiler and turbine controls, major boiler components and electrical systems.
Homer City Capital Expenditures
The capital investment plan set forth above does not include environmental capital expenditures to retrofit the Homer City plant because Homer City does not have the funds for retrofits and will be dependent on external funding. Subject to the availability of capital, plant capital expenditures for Homer City are projected to be $23 million for the remaining six months of 2012 and $23 million and $14 million in 2013 and 2014, respectively. See "Management's Overview—Homer City Lease."
Renewable Energy Projects
At June 30, 2012, EME's development pipeline of potential wind projects was approximately 700 MW. Future development of the wind portfolio is dependent on the availability of third-party capital. To the extent that third-party capital is available, the success of development efforts will depend upon, among other things, obtaining permits and agreements necessary to support an investment.

Historical Segment Cash Flows
The table below sets forth condensed historical cash flow information for EMG.

	Six months ended June 30,
(in millions)	2012	2011
Operating cash flows from continuing operations	$(348)	$(79)
Operating cash flows from discontinued operations	(1)	(3)
Net cash used by operating activities	(349)	(82)
Net cash provided by financing activities	295	96
Net cash used by investing activities	(237)	(242)
Net decrease in cash and cash equivalents	$(291)	$(228)
Net Cash Provided (Used) by Operating Activities
Net cash used by operating activities from continuing operations increased $269 million in the first six months of 2012 compared to the first six months of 2011 primarily due to decreased operating income due to declining energy prices, increased operating costs and higher interest payments due to new energy project financings. Operating cash flow was also impacted by timing of cash receipts and disbursements related to working capital items.
Net Cash Provided by Financing Activities
Net cash provided by financing activities from continuing operations increased $199 million in the first six months of 2012 compared to the first six months of 2011 primarily due to cash contributions from noncontrolling interests and the timing of financings and repayment of debt as summarized in the following table:

	Six months ended June 30,
(in millions)	2012	2011
Cash contributions from noncontrolling interests	$238	$—
Long-term debt financings
Renewable energy projects	—	76
Walnut Creek project	99	—
Short-term debt financings
Renewable energy projects	9	32
Debt repayments
Renewable energy projects	(20)	(23)
Other projects	(5)	(5)
Financing costs and others	(26)	16
Total cash provided by financing activities	$295	$96

Net Cash Used by Investing Activities
Net cash used by investing activities from continuing operations increased $5 million in the first six months of 2012 compared to the first six months of 2011 primarily due to the timing of capital expenditures and cash collateral to secure letter of credit facilities associated with the termination of EME's revolving credit facility. Changes in other investing activities are reflected in the following table:

	Six months ended June 30,
(in millions)	2012	2011
Capital expenditures
Midwest Generation plants
Environmental	$(10)	$(50)
Plant capital	(6)	(4)
Homer City plant	(13)	(8)

Walnut Creek project	(103)	(23)
Renewable energy projects	(31)	(128)
Other capital expenditures	(3)	(6)
Investments in other assets	(9)	(29)
Collateral for letter of credit facilities	(51)	—
Other investing activities	(11)	6
Total cash used in investing activities	$(237)	$(242)
Credit Ratings
Credit ratings for EME and EMMT as of June 30, 2012 were as follows:

	Moody's Rating	S&P Rating	Fitch Rating
EME[1]	Caa3	CCC	C
EMMT	Not Rated	CCC	Not Rated

[1]	Senior unsecured rating.
All the above ratings are on negative outlook. There is no assurance that the current credit ratings noted above will remain in effect for any given period of time or that one or more of these ratings will not be lowered. These credit ratings are not recommendations to buy, sell or hold its securities and may be revised at any time by a rating agency.
EMG does not have any "rating triggers" contained in subsidiary financings that would result in a requirement to make equity contributions or provide additional financial support to its subsidiaries, including EMMT. However, coal contracts at Midwest Generation include provisions that provide the right to request additional collateral to support payment obligations for delivered coal and may vary based on Midwest Generation's credit ratings
Margin, Collateral Deposits and Other Credit Support for Energy Contracts
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

Future cash collateral requirements may be higher than the margin and collateral requirements at June 30, 2012, if wholesale energy prices change or if EMMT enters into additional transactions. EME estimates that margin and collateral requirements for energy and congestion contracts outstanding as of June 30, 2012 could increase by approximately $15 million over the remaining life of the contracts using a 95% confidence level.
Debt Covenants and Dividend Restrictions
For a description of the covenants binding EME's principal subsidiaries that may restrict the ability of those entities to make distributions to EME directly or indirectly through the other holding companies owned by EME, refer to "Dividend Restrictions in Major Financings" in the year-ended 2011 MD&A. Upon the expiration of the Midwest Generation credit facility on June 29, 2012, the debt-to-capitalization ratio as discussed in the Form 10-K is no longer required and Midwest Generation is also no longer contractually restricted in its ability to make distributions to EME. For further information, see "—Liquidity and Capital Resources—Available Liquidity." Homer City is restricted from making distributions.
EME's Senior Notes and Guaranty of Powerton-Joliet Leases
EME is restricted under applicable agreements from selling or disposing of assets, which includes distributions, if the aggregate net book value of all such sales and dispositions during the most recent 12-month period would exceed 10% of consolidated net tangible assets as defined in such agreements computed as of the end of the most recent fiscal quarter preceding the sale or disposition in question. At June 30, 2012, the maximum permissible sale or disposition of EME's assets was $733 million.
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
Contractual Obligations and Contingencies
Contractual Obligations
Big Sky Turbine Financing
For a discussion of Big Sky Turbine Financing, see "Edison International Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements—Big Sky Turbine Financing."
Coal Transportation Agreements
For a discussion of Midwest Generation's coal transportation agreements, see "Edison International Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies—Coal Transportation Agreements."
Contingencies
EME has contingencies related to the Midwest Generation New Source Review and other litigation, Homer City New Source Review and other litigation, and environmental remediation which are discussed in "Edison International Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies—Contingencies."
Off-Balance Sheet Transactions
For a discussion of EME's off-balance sheet transactions, refer to "EMG: Liquidity and Capital Resources—Off-Balance Sheet Transactions" in the year-ended 2011 MD&A. There have been no significant developments with respect to off-balance sheet transactions that affect disclosures presented in the 2011 Form 10-K except as set forth in "Edison International Overview—Management Overview of EMG—Homer City Lease."
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

MARKET RISK EXPOSURES
For a detailed discussion of market risk exposures, including commodity price risk, credit risk and interest rate risk, refer to "EMG: Market Risk Exposures" in the year ended 2011 MD&A.
Derivative Instruments
Unrealized Gains and Losses
EME classifies unrealized gains and losses from derivative instruments (other than the effective portion of derivatives that qualify for hedge accounting) as part of operating revenues or fuel costs. The following table summarizes unrealized gains (losses) from non-trading activities:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011
Midwest Generation plants
Non-qualifying hedges	$(7)	$2	$(1)	$1
Ineffective portion of cash flow hedges	(1)	(1)	—	(1)
Homer City plant
Non-qualifying hedges	—	2	—	3
Ineffective portion of cash flow hedges	—	—	—	2
Total unrealized gains (losses)	$(8)	$3	$(1)	$5
At June 30, 2012, cumulative unrealized gains of $7 million were recognized from non-qualifying hedge contracts or the ineffective portion of cash flow hedges related to subsequent periods ($6 million for the remainder of 2012 and $1 million for 2013).
Fair Value Disclosures
In determining the fair value of EME's derivative positions, EME uses third-party market pricing where available. For further explanation of the fair value hierarchy and a discussion of EME's derivative instruments, see "Edison International Notes to Consolidated Financial Statements—Note 4. Fair Value Measurements" and "—Note 6. Derivative Instruments and Hedging Activities," respectively.
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

The following table depicts the average historical market prices for energy per megawatt-hour at the locations indicated for the first six months of 2012 and 2011:

	24-Hour Average Historical Market Prices[1]
	2012	2011
Midwest Generation plants
Northern Illinois Hub	$26.70	$34.29
Homer City plant
PJM West Hub	$31.78	$46.03
Homer City Busbar	28.47	41.55

[1]
Energy prices were calculated at the Northern Illinois Hub and Homer City Busbar delivery points and the PJM West Hub using historical hourly day-ahead prices as published by PJM or provided on the PJM web-site.

The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the Northern Illinois Hub and PJM West Hub at June 30, 2012:

	24-Hour Forward Energy Prices[1]
	Northern Illinois Hub	PJM West Hub
2012
July	$33.16	$38.91
August	31.99	36.39
September	24.05	30.12
October	24.09	30.39
November	24.41	31.10
December	27.89	35.57
2013 calendar "strip"[2]	28.79	36.24

[1]	Energy prices were determined by obtaining broker quotes and information from other public sources relating to the Northern Illinois Hub and PJM West Hub delivery points.

[2]	Market price for energy purchases for the entire calendar year.
Power prices remained low in the first six months of 2012 due to an abundance of low-priced natural gas and the sales volume from the Midwest Generation plants has been correspondingly affected. Forward market prices at the Northern Illinois Hub and PJM West Hub fluctuate as a result of a number of factors, including natural gas prices, transmission congestion, changes in market rules, electricity demand (which in turn is affected by weather, economic growth, and other factors), plant outages in the region, and the amount of existing and planned power plant capacity. The actual spot prices for electricity delivered by the coal plants into these markets may vary materially from the forward market prices set forth in the preceding table.

EMMT engages in hedging activities for the coal plants to hedge the risk of future change in the price of electricity. The following table summarizes the hedge positions at June 30, 2012 for electricity expected to be generated during the remainder of 2012 and in 2013:

	2012		2013
	MWh (in thousands)	Average price/ MWh[1]	MWh (in thousands)	Average price/ MWh[1]
Midwest Generation plants[2]	3,638	$38.24	1,020	$40.42

[1]
The above hedge positions include forward contracts for the sale of power and futures contracts during different periods of the year and the day. Market prices tend to be higher during on-peak periods and during summer months, although there is significant variability of power prices during different periods of time. Accordingly, the above hedge positions are not directly comparable to the 24-hour Northern Illinois Hub prices set forth above.

[2]	Includes hedging transactions primarily at the Northern Illinois Hub and to a lesser extent the AEP/Dayton Hub, both in PJM, and the Indiana Hub in MISO.
Sunrise Project
Beginning July 1, 2012, EME's 50% owned Sunrise project, which EME accounts for on the equity method, will operate as a merchant generator and sell power at spot prices from its 572 MW facility into the California ISO market, unless a power purchase agreement is obtained. Spot prices are currently expected to be between the price for the NP15 and SP15 trading locations in that market. As a gas-fired merchant generator, Sunrise purchases natural gas based on spot prices and, accordingly, the plant is dispatched in periods when the power prices exceed the cost of fuel and other variable operations and maintenance costs. Historically, Sunrise has operated more during the summer months due to higher demand driven by warm weather.

Capacity Price Risk
Under the RPM, capacity commitments are made in advance to provide a long-term pricing signal for construction and maintenance of capacity resources. The following table summarizes the status of capacity sales for Midwest Generation and Homer City at June 30, 2012:

					RPM Capacity Sold in Base Residual Auction		Other Capacity Sales, Net of Purchases[2]		Aggregate Average Price per MW-day
	Installed Capacity MW		Oversold/(Unsold) Capacity[1] MW	Capacity Sold MW	MW	Price per MW-day	MW	Average Price per MW-day
July 1, 2012 to May 31, 2013
Midwest Generation	5,477		(773)	4,704	4,704	$16.46	—	$—	$16.46
Homer City	1,884		(355)	1,529	1,736	133.37	(207)	8.16	150.35
June 1, 2013 to May 31, 2014
Midwest Generation	4,619	[3]	31	4,650	4,650	27.73	—	—	27.73
Homer City	1,884		(104)	1,780	1,780	226.15	—	—	221.03	[4]
June 1, 2014 to May 31, 2015
Midwest Generation	4,619		6	4,625	4,625	125.99	—	—	125.99
Homer City	1,884		(190)	1,694	1,694	136.50	—	—	136.50
June 1, 2015 to May 31, 2016
Midwest Generation	4,619		(999)	3,620	3,620	136.00	—	—	136.00
Homer City	1,884		(181)	1,703	1,703	167.46	—	—	167.46

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

[3]	Reduction in installed capacity beginning June 1, 2013 is due to the shut down of Fisk and Crawford Stations in September 2012.

[4]	Includes the impact of a 100 MW capacity swap transaction executed prior to the base residual auction at $135 per MW-day.
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

Basis Risk
During the six months ended June 30, 2012 and 2011, day-ahead prices at the Homer City busbar were lower than those at the PJM West Hub by an average of 10%. During the six months ended June 30, 2012, day-ahead prices at the individual busbars of the Midwest Generation plants compared to the AEP/Dayton Hub, Indiana Hub (Cinergy Hub) and Northern Illinois Hub were on average lower by 7%, lower by 2% and higher by 1%, respectively. During the six months ended June 30, 2011, day-ahead prices at the individual busbars of the Midwest Generation plants were lower compared to the AEP/Dayton Hub, Indiana Hub (Cinergy Hub) and Northern Illinois Hub by an average of 13%, 4% and 1%, respectively. Differences in day-ahead pricing between the individual busbars of the Homer City and Midwest Generation plants generally arise due to transmission congestion.
Coal Price Risk
The Midwest Generation plants and Homer City plant purchase coal primarily from the Southern PRB of Wyoming and from mines located near the facilities in Pennsylvania, respectively. Coal purchases are made under a variety of supply agreements. The following table summarizes the amount of coal under contract at June 30, 2012, for the remainder of 2012 and the following two years:

	Amount of Coal Under Contract in Millions of Equivalent Tons[1]
	July through December 2012	2013	2014
Midwest Generation plants	9.4	10.6	9.8
Homer City plant	2.7	0.8	—

[1]
The amount of coal under contract in equivalent tons is calculated based on contracted tons and applying an 8,800 Btu equivalent for the Midwest Generation plants and 13,000 Btu equivalents for the Homer City plant.

EME is subject to price risk for purchases of coal that are not under contract. Market prices of NAPP coal are related to the price of coal purchased for the Homer City plant. The market price of NAPP coal based on 13,000 Btu per pound heat content and less than 3.0 pounds of SO2 per MMBtu sulfur content decreased to a price of $64.90 per ton at June 29, 2012, compared to a price of $73.30 per ton at December 30, 2011, as reported by the EIA.
Market prices of PRB coal based on 8,800 Btu per pound heat content and 0.8 pounds of SO2 per MMBtu sulfur content decreased to a price of $8.50 per ton at June 29, 2012, compared to a price of $12.75 per ton at December 30, 2011, as reported by the EIA.

Credit Risk
The credit risk exposure from counterparties of merchant energy hedging and trading activities is measured as the sum of net receivables (accounts receivable less accounts payable) and the current fair value of net derivative assets. EME's subsidiaries enter into master agreements and other arrangements in conducting such activities which typically provide for a right of setoff in the event of bankruptcy or default by the counterparty. At June 30, 2012, the balance sheet exposure as described above, by the credit ratings of EME's counterparties, was as follows:

	June 30, 2012
(in millions)	Exposure[2]	Collateral	Net Exposure
Credit Rating[1]
A or higher	$122	$—	$122
A-	7	(7)	—
BBB+	13	—	13
BBB	1	—	1
BBB-	1	—	1
Below investment grade	42	(42)	—
Total	$186	$(49)	$137

[1]
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

The credit risk exposure set forth in the above table is composed of $85 million of net accounts receivable and payables and $101 million representing the fair value of derivative contracts. The exposure is based on master netting agreements with the related counterparties. Credit ratings may not be reflective of the actual related credit risks. In addition to the amounts set forth in the above table, EME's subsidiaries have posted a $59 million cash margin in the aggregate with PJM, NYISO, MISO, clearing brokers and other counterparties to support hedging and trading activities. The margin posted to support these activities also exposes EME to credit risk of the related entities.
The coal plants sell electric power generally into the PJM market by participating in PJM's capacity and energy markets or transacting in capacity and energy on a bilateral basis. Sales into PJM accounted for approximately 66% of EME's consolidated operating revenues for the six months ended June 30, 2012. At June 30, 2012, EME's account receivable due from PJM was $70 million.
EME's wind turbine supply agreements contain significant suppliers' obligations related to the manufacturing and delivery of turbines, and payments, for delays in delivery and for failure to meet performance obligations and warranty agreements. EME's reliance on these contractual provisions is subject to credit risks. Generally, these are unsecured obligations of the turbine manufacturer. A material adverse development with respect to EME's turbine suppliers may have a material impact on EME's wind projects and development efforts.
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
Edison International Parent and Other loss from continuing operations was $7 million and $4 million for the three months ended June 30, 2012 and 2011, respectively, and was $12 million and $6 million for the six months ended June 30, 2012 and 2011, respectively. Results for the three- and six-month periods ended June 30, 2012 included consolidated tax benefits of $2 million and $5 million, respectively compared to $5 million and $11 million for the respective periods in 2011, representing differences in the allocation of state income taxes to subsidiaries under tax allocation agreements.
LIQUIDITY AND CAPITAL RESOURCES
Edison International Parent liquidity and its ability to pay operating expenses and dividends to common shareholders is dependent on dividends from SCE, tax-allocation payments under its tax-allocation agreements with its subsidiaries, and access to bank and capital markets.
During the second quarter of 2012, Edison International Parent replaced its credit facilities with a new $1.25 billion five-year revolving credit facility that matures May 2017. The following table summarizes the status of the Edison International Parent credit facility at June 30, 2012:

(in millions)	Edison International (parent)
Commitment	$1,250
Outstanding borrowings	(18)
Amount available	$1,232
Edison International has a debt covenant in its credit facility that requires a consolidated debt to total capitalization ratio of less than or equal to 0.65 to 1. The ratio of debt to total capitalization is defined in the credit agreement and generally excludes the consolidated debt and total capital of EME. At June 30, 2012, Edison International's consolidated debt to total capitalization ratio was 0.49 to 1.
Historical Segment Cash Flows
The table below sets forth condensed historical cash flow information for Edison International Parent and Other.

	Six months ended June 30,
(in millions)	2012	2011
Net cash used by operating activities	$(1)	$(81)
Net cash provided by financing activities	14	79
Net cash provided by investing activities	—	1
Net increase (decrease) in cash and cash equivalents	$13	$(1)
Net Cash Used by Operating Activities
Net cash used by operating activities primarily relate to interest, operating costs and income taxes of Edison International Parent. In addition to these factors, Edison International Parent funded a portion of the 2011 tax-allocation payments due by Edison Capital in consideration of an intercompany note receivable.
Net Cash Provided by Financing Activities
Financing activities for the first six months of 2012 were as follows:

•	Paid $212 million of dividends to Edison International common shareholders.

•	Received $233 million of dividend payments from SCE.

Financing activities for the first six months of 2011 were as follows:

•	Paid $209 million of dividends to Edison International common shareholders.

•	Received $230 million of dividend payments from SCE.

•	Borrowed $60 million under Edison International's line of credit to fund interim working capital requirements.

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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information responding to Item 3 is included in the MD&A under the headings "SCE: Market Risk Exposures" and "EMG: Market Risk Exposures."
ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Edison International's management, under the supervision and with the participation of the company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Edison International's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the second quarter of 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the second quarter of 2012, Edison International's disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in Edison International’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the second quarter of 2012 that have materially affected, or are reasonably likely to materially affect, Edison International’s internal control over financial reporting.
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
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table contains information about all purchases of Edison International Common Stock made by or on behalf of Edison International in the second quarter of 2012.

Period	(a) Total Number of Shares (or Units) Purchased[1]	(b) Average Price Paid per Share (or Unit)[1]	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2012 to April 30, 2012	283,226	$42.93	—	—
May 1, 2012 to May 30, 2012	610,781	44.28	—	—
June 1, 2012 to June 30, 2012	802,049	45.52	—	—
Total	1,696,056	44.64	—	—

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

ITEM 6.     EXHIBITS

Exhibit Number	Description
3.1	Bylaws of Edison International, as amended June 21, 2012 (File 1-9936, filed as Exhibit 3.1 to Edison International's Form 8-K dated June 21, 2012 and filed June 22, 2012)*

10.1
Credit Agreement dated as of May 18, 2012 among Edison International and the Lenders named therein (File 1-9936, filed as Exhibit 10 to Edison International's Form 8-K dated May 18, 2012 and filed May 24, 2012)*

10.2**	Edison International and Southern California Edison Company Director Compensation Schedule, as adopted June 21, 2012

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32	Statement Pursuant to 18 U.S.C. Section 1350

101
Financial statements from the quarterly report on Form 10-Q of Edison International for the quarter ended June 30, 2012, filed on July 31, 2012, formatted in XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements

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

EDISON INTERNATIONAL

		By:	/s/ Mark C. Clarke

Mark C. Clarke Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)

Date:	July 31, 2012