Form 10-Q
period 2012-09-30
EDISON INTERNATIONAL
filed 2012-11-01
CIK 827052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at October 30, 2012
Common Stock, no par value	325,811,206

i

GLOSSARY
The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2011 Form 10-K	Edison International's Annual Report on Form 10-K for the year-ended December 31, 2011
2010 Tax Relief Act	Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010
AFUDC	allowance for funds used during construction
Ambit project	American Bituminous Power Partners, L.P.
AOI	Adjusted Operating Income (Loss)
APS	Arizona Public Service Company
ARO(s)	asset retirement obligation(s)
BACT	best available control technology
BART	best available retrofit technology
Bcf	billion cubic feet
Big 4	Kern River, Midway-Sunset, Sycamore and Watson natural gas power projects
Btu	British thermal units
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAISO	California Independent System Operator
CAMR	Clean Air Mercury Rule
CARB	California Air Resources Board
CDWR	California Department of Water Resources
CEC	California Energy Commission
coal plants	Midwest Generation coal plants and Homer City plant
Commonwealth Edison	Commonwealth Edison Company
CPS	Combined Pollutant Standard
CPUC	California Public Utilities Commission
CSAPR	Cross-State Air Pollution Rule
CRRs	congestion revenue rights
DOE	U.S. Department of Energy
EME	Edison Mission Energy
EMG	Edison Mission Group Inc.
EMMT	Edison Mission Marketing & Trading, Inc.
EPS	earnings per share
ERRA	energy resource recovery account
Exelon Generation	Exelon Generation Company LLC
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FGIC	Financial Guarantee Insurance Company
FIP(s)	federal implementation plan(s)
Four Corners	coal fueled electric generating facility located in Farmington, New Mexico in which SCE holds a 48% ownership interest
GAAP	generally accepted accounting principles
GECC	General Electric Capital Corporation
GHG	greenhouse gas
GRC	general rate case
GWh	gigawatt-hours

Homer City	EME Homer City Generation L.P., a Pennsylvania limited partnership that leases and operates three coal-fired electric generating units and related facilities located in Indiana County, Pennsylvania
Homer City MTA	Master Transaction Agreement between EME Homer City Generation L.P. and General Electric Capital Corporation
Illinois EPA	Illinois Environmental Protection Agency
IRS	Internal Revenue Service
ISO	Independent System Operator
kWh(s)	kilowatt-hour(s)
LIBOR	London Interbank Offered Rate
MATS	Mercury and Air Toxics Standards
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations in this report
Midwest Generation	Midwest Generation, LLC, a Delaware limited liability company that owns and/or leases, and that operates, the Midwest Generation plants
Midwest Generation plants	Midwest Generation's power plants (fossil fuel) located in Illinois
MMBtu	million British thermal units
Mohave	two coal fueled electric generating facilities that no longer operate located in Clark County, Nevada in which SCE holds a 56% ownership interest
Moody's	Moody's Investors Service
MRTU	Market Redesign and Technology Upgrade
MW	megawatts
MWh	megawatt-hours
NAAQS	national ambient air quality standards
NAPP	Northern Appalachian
NERC	North American Electric Reliability Corporation
Ninth Circuit	U.S. Court of Appeals for the Ninth Circuit
NOV	notice of violation
NOx	nitrogen oxide
NRC	Nuclear Regulatory Commission
NSR	New Source Review
NYISO	New York Independent System Operator
PADEP	Pennsylvania Department of Environmental Protection
Palo Verde	large pressurized water nuclear electric generating facility located near Phoenix, Arizona in which SCE holds a 15.8% ownership interest
PBOP(s)	postretirement benefits other than pension(s)
PBR	performance-based ratemaking
PG&E	Pacific Gas & Electric Company
PJM	PJM Interconnection, LLC
PRB	Powder River Basin
PSD	Prevention of Significant Deterioration
QF(s)	qualifying facility(ies)
ROE	return on equity
RPM	Reliability Pricing Model
RTO(s)	Regional Transmission Organization(s)
S&P	Standard & Poor's Ratings Services
San Onofre	large pressurized water nuclear electric generating facility located in south San Clemente, California in which SCE holds a 78.21% ownership interest

v

SCE	Southern California Edison Company
SNCR	selective non-catalytic reduction
SDG&E	San Diego Gas & Electric
SEC	U.S. Securities and Exchange Commission
SIP(s)	state implementation plan(s)
SO2	sulfur dioxide
US EPA	U.S. Environmental Protection Agency
VIE(s)	variable interest entity(ies)

(This page has been left blank intentionally.)

PART I.    FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

Consolidated Statements of Income			Edison International

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per-share amounts, unaudited)	2012	2011	2012	2011
Electric utility	$3,730	$3,385	$8,791	$8,060
Competitive power generation	340	437	1,009	1,277
Total operating revenue	4,070	3,822	9,800	9,337
Fuel	270	272	678	671
Purchased power	1,612	1,264	3,049	2,422
Operation and maintenance	1,152	1,071	3,450	3,325
Depreciation, decommissioning and amortization	465	430	1,389	1,272
(Gain) loss on sale of assets and other	(65)	—	(60)	8
Total operating expenses	3,434	3,037	8,506	7,698
Operating income	636	785	1,294	1,639
Interest and dividend income	3	4	19	38
Equity in income from unconsolidated affiliates, net	25	56	42	68
Other income	37	27	105	110
Interest expense	(214)	(203)	(643)	(600)
Other expenses	(10)	(11)	(36)	(37)
Income from continuing operations before income taxes	477	658	781	1,218
Income tax expense	181	232	217	370
Income from continuing operations	296	426	564	848
Income (loss) from discontinued operations, net of tax	(76)	15	(129)	(3)
Net income	220	441	435	845
Dividends on preferred and preference stock of utility	25	15	66	44
Other noncontrolling interests	5	—	12	(1)
Net income attributable to Edison International common shareholders	$190	$426	$357	$802
Amounts attributable to Edison International common shareholders:
Income from continuing operations, net of tax	$266	$411	$486	$805
Income (loss) from discontinued operations, net of tax	(76)	15	(129)	(3)
Net income attributable to Edison International common shareholders	$190	$426	$357	$802
Basic earnings (loss) per common share attributable to Edison International common shareholders:
Weighted-average shares of common stock outstanding	326	326	326	326
Continuing operations	$0.81	$1.26	$1.49	$2.47
Discontinued operations	(0.23)	0.05	(0.40)	(0.01)
Total	$0.58	$1.31	$1.09	$2.46
Diluted earnings (loss) per common share attributable to Edison International common shareholders:
Weighted-average shares of common stock outstanding, including effect of dilutive securities	329	329	328	329
Continuing operations	$0.81	$1.25	$1.48	$2.46
Discontinued operations	(0.23)	0.05	(0.39)	(0.01)
Total	$0.58	$1.30	$1.09	$2.45
Dividends declared per common share	$0.325	$0.320	$0.975	$0.960

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income			Edison International

	Three months ended September 30,		Nine months ended September 30,
(in millions, unaudited)	2012	2011	2012	2011
Net income	$220	$441	$435	$845
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits other than pensions:
Net loss arising during the period, net of income tax benefit of $3 for the nine months ended September 30, 2012	—	—	(3)	—
Amortization of net loss included in net income, net of income tax expense of $2 and $1 for the three months and $7 and $4 for the nine months ended September 30, 2012 and 2011, respectively	4	3	12	7
Unrealized loss on derivatives qualified as cash flow hedges:
Unrealized holding loss arising during the period, net of income tax benefit of $11 and $19 for the three months and $13 and $24 for the nine months ended September 30, 2012 and 2011, respectively	(16)	(30)	(19)	(38)
Reclassification adjustments included in net income, net of income tax expense (benefit) of $1 and none for the three months and $(12) and $(12) for the nine months ended September 30, 2012 and 2011, respectively	1	—	(19)	(17)
Other comprehensive loss	(11)	(27)	(29)	(48)
Comprehensive income	209	414	406	797
Less: Comprehensive income attributable to noncontrolling interests	30	15	78	43
Comprehensive income attributable to Edison International	$179	$399	$328	$754

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

(in millions, unaudited)	September 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$1,080	$1,390
Receivables, less allowances of $75 for uncollectible accounts at both dates	1,167	908
Accrued unbilled revenue	787	519
Inventory	508	519
Prepaid taxes	36	88
Derivative assets	76	106
Restricted cash and cash equivalents	116	103
Margin and collateral deposits	88	58
Regulatory assets	250	494
Deferred income taxes	231	—
Other current assets	94	92
Assets of discontinued operations	61	207
Total current assets	4,494	4,484
Nuclear decommissioning trusts	3,997	3,592
Investments in unconsolidated affiliates	544	525
Other investments	189	211
Total investments	4,730	4,328
Utility property, plant and equipment, less accumulated depreciation of $7,378 and $6,894 at respective dates	29,314	27,569
Competitive power generation and other property, plant and equipment, less accumulated depreciation of $1,616 and $1,408 at respective dates	4,544	4,547
Total property, plant and equipment	33,858	32,116
Derivative assets	117	131
Restricted deposits	89	25
Rent payments in excess of levelized rent expense under plant operating leases	855	760
Regulatory assets	5,677	5,466
Other long-term assets	725	684
Total long-term assets	7,463	7,066
Assets of discontinued operations	—	45

Total assets	$50,545	$48,039

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

(in millions, except share amounts, unaudited)	September 30, 2012	December 31, 2011
LIABILITIES AND EQUITY
Short-term debt	$429	$429
Current portion of long-term debt	565	57
Accounts payable	1,257	1,397
Accrued taxes	105	52
Accrued interest	207	205
Customer deposits	193	199
Derivative liabilities	109	268
Regulatory liabilities	493	670
Deferred income taxes	—	91
Other current liabilities	855	953
Liabilities of discontinued operations	61	27
Total current liabilities	4,274	4,348
Long-term debt	13,708	13,689
Deferred income taxes	5,745	5,396
Deferred investment tax credits	108	89
Customer advances	149	138
Derivative liabilities	717	547
Pensions and benefits	2,884	2,912
Asset retirement obligations	2,804	2,680
Regulatory liabilities	5,249	4,670
Other deferred credits and other long-term liabilities	2,887	2,475
Total deferred credits and other liabilities	20,543	18,907
Liabilities of discontinued operations	—	9
Total liabilities	38,525	36,953
Commitments and contingencies (Note 9)
Common stock, no par value (800,000,000 shares authorized; 325,811,206 shares issued and outstanding at each date)	2,385	2,360
Accumulated other comprehensive loss	(168)	(139)
Retained earnings	7,806	7,834
Total Edison International's common shareholders' equity	10,023	10,055
Preferred and preference stock of utility	1,759	1,029
Other noncontrolling interests	238	2
Total noncontrolling interests	1,997	1,031
Total equity	12,020	11,086
Total liabilities and equity	$50,545	$48,039

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Edison International
	Nine months ended September 30,
(in millions, unaudited)	2012	2011
Cash flows from operating activities:
Net income	$435	$845
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, decommissioning and amortization	1,389	1,272
Regulatory impacts of net nuclear decommissioning trust earnings	147	131
Other amortization	73	112
Gain on sale of assets and other	(60)	6
Stock-based compensation	28	22
Equity in income from unconsolidated affiliates	(42)	(68)
Distributions from unconsolidated affiliates	15	52
Deferred income taxes and investment tax credits	(20)	373
Income from leveraged leases	(4)	(4)
Proceeds from U.S. treasury grants	73	310
Changes in operating assets and liabilities:
Receivables	(293)	(205)
Inventory	11	(25)
Margin and collateral deposits, net of collateral received	(31)	6
Prepaid taxes	52	318
Other current assets	(264)	(321)
Rent payments in excess of levelized rent expense	(95)	(96)
Accounts payable	347	178
Accrued taxes	61	76
Other current liabilities	(87)	(189)
Derivative assets and liabilities, net	(8)	137
Regulatory assets and liabilities, net	210	(73)
Other assets	(30)	(20)
Other liabilities	256	1
Operating cash flows from continuing operations	2,163	2,838
Operating cash flows from discontinued operations, net	(5)	(14)
Net cash provided by operating activities	2,158	2,824
Cash flows from financing activities:
Long-term debt issued	549	686
Long-term debt issuance costs	(12)	(24)
Long-term debt repaid	(36)	(97)
Bonds purchased	—	(86)
Preference stock issued, net	804	123
Preference stock redeemed	(75)	—
Short-term debt financing, net	(10)	573
Settlements of stock-based compensation, net	(45)	(14)
Cash contributions from noncontrolling interests	238	—
Dividends and distributions to noncontrolling interests	(75)	(43)
Dividends paid	(318)	(313)
Net cash provided by financing activities from continuing operations	$1,020	$805

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Edison International
	Nine months ended September 30,
(in millions, unaudited)	2012	2011
Cash flows from investing activities:
Capital expenditures	$(3,371)	$(3,481)
Purchase of interest in acquired companies	—	(3)
Proceeds from sale of nuclear decommissioning trust investments	1,525	2,108
Purchases of nuclear decommissioning trust investments and other	(1,689)	(2,254)
Proceeds from sale of interest in project, net	107	—
Proceeds from partnerships and unconsolidated subsidiaries, net of investment	7	6
Restricted deposits and restricted cash and cash equivalents	(75)	4
Customer advances for construction and other investments	3	(4)
Investing cash flows from continuing operations	(3,493)	(3,624)
Investing cash flows from discontinued operations, net	(19)	(10)
Net cash used by investing activities	(3,512)	(3,634)
Net (decrease) increase in cash and cash equivalents from continuing operations	(310)	19
Cash and cash equivalents at beginning of period from continuing operations	1,390	1,261
Cash and cash equivalents at end of period from continuing operations	$1,080	$1,280

Net decrease in cash and cash equivalents from discontinued operations	$(24)	$(24)
Cash and cash equivalents at beginning of period from discontinued operations	79	128
Cash and cash equivalents at end of period from discontinued operations	$55	$104

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1.    Summary of Significant Accounting Policies
Edison International has two business segments for financial reporting purposes: an electric utility segment ("SCE") and a competitive power generation segment ("EMG"). SCE is an investor-owned public utility primarily engaged in the business of supplying electricity to an approximately 50,000 square mile area of southern California. EMG is the holding company for its principal wholly owned subsidiary, EME. EME is a holding company with subsidiaries and affiliates engaged in the business of developing, acquiring, owning or leasing, operating and selling energy and capacity from independent power production facilities. EME also engages in hedging and energy trading activities in competitive power markets through its Edison Mission Marketing & Trading, Inc. ("EMMT") subsidiary.
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
In the opinion of management, all adjustments, consisting of recurring accruals, have been made that are necessary to fairly state the consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America for the periods covered by this quarterly report on Form 10-Q. The results of operations for the three- and nine-month periods ended September 30, 2012 are not necessarily indicative of the operating results for the full year.
The December 31, 2011 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
Interim Financial Statements
On September 21, 2012, EME Homer City Generation L.P. ("Homer City") and Homer City Generation L.P., an affiliate of General Electric Capital Corporation ("GECC"), entered into a Master Transaction Agreement ("Homer City MTA") for the divestiture by Homer City of substantially all of its remaining assets and certain specified liabilities.
Beginning in the third quarter of 2012, Homer City met the definition of a discontinued operation and was classified separately in Edison International's consolidated financial statements. Previously issued financial statements have been restated to reflect discontinued operations reported subsequent to the original issuance date. For further information, see Note 18—Discontinued Operations. Except as indicated, amounts in the notes to the consolidated financial statements relate to continuing operations of Edison International.
Cash Equivalents
Cash equivalents included investments in money market funds totaling $933 million and $1.3 billion at September 30, 2012 and December 31, 2011, respectively. Generally, the carrying value of cash equivalents equals the fair value, as these investments have original maturities of three months or less.
Edison International temporarily invests the ending daily cash balance in its primary disbursement accounts until required for check clearing. Edison International reclassified $234 million and $220 million of checks issued, but not yet paid by the financial institution, from cash to accounts payable at September 30, 2012 and December 31, 2011, respectively.
Restricted Cash and Cash Equivalents, and Restricted Deposits
Restricted cash and cash equivalents at September 30, 2012 and December 31, 2011 included $97 million received from a wind project financing that was held in escrow at those dates. At September 30, 2012, restricted deposits included $48 million to support outstanding letters of credit issued under EME's letter of credit facilities.

Inventory
Inventory is stated at the lower of cost or market, cost being determined by the weighted-average cost method for fuel, and the average cost method for materials and supplies. Inventory consisted of the following:

(in millions)	September 30, 2012	December 31, 2011
Coal, gas, fuel oil and other raw materials	$138	$143
Spare parts, materials and supplies	370	376
Total inventory	$508	$519
Revenue Recognition
Electric Utility Revenue
Operating revenue is recognized when electricity is delivered and includes amounts for services rendered but unbilled at the end of each reporting period. During the first nine months of 2012, pending the outcome of the 2012 GRC, SCE recognized GRC-related revenue based on the 2011 authorized revenue requirement included in customer rates. A GRC memorandum account has been established for SCE, which will make the 2012 revenue requirement ultimately adopted by the CPUC effective as of January 1, 2012.
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

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2012	2011	2012	2011
Basic earnings per share – continuing operations:
Income from continuing operations attributable to common shareholders, net of tax	$266	$411	$486	$805
Participating securities dividends	—	—	—	—
Income from continuing operations available to common shareholders	$266	$411	$486	$805
Weighted average common shares outstanding	326	326	326	326
Basic earnings per share – continuing operations	$0.81	$1.26	$1.49	$2.47
Diluted earnings per share – continuing operations:
Income from continuing operations available to common shareholders	$266	$411	$486	$805
Income impact of assumed conversions	—	2	1	3
Income from continuing operations available to common shareholders and assumed conversions	$266	$413	$487	$808
Weighted average common shares outstanding	326	326	326	326
Incremental shares from assumed conversions	3	3	2	3
Adjusted weighted average shares – diluted	329	329	328	329
Diluted earnings per share – continuing operations	$0.81	$1.25	$1.48	$2.46
Stock-based compensation awards to purchase 3,238,581 and 5,943,378 shares of common stock for the three months ended September 30, 2012 and 2011, respectively, and 4,819,683 and 8,970,290 shares of common stock for the nine months ended September 30, 2012 and 2011, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the awards was greater than the average market price of the common shares and therefore, the effect would have been antidilutive.

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

Note 2.    Consolidated Statements of Changes in Equity
The following table provides the changes in equity for the nine months ended September 30, 2012.

	Equity Attributable to Edison International				Noncontrolling Interests
(in millions)	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Subtotal	Other	Preferred and Preference Stock	Total Equity
Balance at December 31, 2011	$2,360	$(139)	$7,834	$10,055	$2	$1,029	$11,086
Net income	—	—	357	357	12	66	435
Other comprehensive loss	—	(29)	—	(29)	—	—	(29)
Contributions from noncontrolling interests[1]	—	—	—	—	238	—	238
Transfer of assets to Capistrano Wind Partners[2]	(21)	—	—	(21)	—	—	(21)
Common stock dividends declared ($0.975 per share)	—	—	(318)	(318)	—	—	(318)
Dividends, distributions to noncontrolling interests and other	—	—	—	—	(14)	(66)	(80)
Stock-based compensation and other	19	—	(64)	(45)	—	—	(45)
Noncash stock-based compensation and other	27	—	(2)	25	—	—	25
Issuance of preference stock	—	—	—	—	—	804	804
Redemption of preference stock	—	—	(1)	(1)	—	(74)	(75)
Balance at September 30, 2012	$2,385	$(168)	$7,806	$10,023	$238	$1,759	$12,020

[1]	Funds contributed by third-party investors related to the Capistrano Wind equity capital raise are reported in noncontrolling interest. For further information, see Note 3.

[2]
Common stock was reduced by $21 million during the nine months ended September 30, 2012 due to a new tax basis in the assets transferred to Capistrano Wind Partners. For further information, see Note 3.

The following table provides the changes in equity for the nine months ended September 30, 2011

	Equity Attributable to Edison International				Noncontrolling Interests
(in millions)	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Subtotal	Other	Preferred and Preference Stock	Total Equity
Balance at December 31, 2010	$2,331	$(76)	$8,328	$10,583	$4	$907	$11,494
Net income (loss)	—	—	802	802	(1)	44	845
Other comprehensive loss	—	(48)	—	(48)	—	—	(48)
Common stock dividends declared ($0.96 per share)	—	—	(313)	(313)	—	—	(313)
Dividends, distributions to noncontrolling interests and other	—	—	—	—	(1)	(44)	(45)
Stock-based compensation and other	7	—	(21)	(14)	—	—	(14)
Noncash stock-based compensation and other	22	—	(3)	19	—	(1)	18
Purchase of noncontrolling interest[1]	(14)	—	—	(14)	—	—	(14)
Issuance of preference stock	—	—	—	—	—	123	123
Balance at September 30, 2011	$2,346	$(124)	$8,793	$11,015	$2	$1,029	$12,046

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

Note 3.    Variable Interest Entities
Categories of Variable Interest Entities
Projects or Entities that are Consolidated
At September 30, 2012 and December 31, 2011, 16 and 13 wind projects were consolidated with a total generating capacity of 861 MW and 570 MW, respectively, that have noncontrolling interests held by others. The increase from the projects consolidated after December 31, 2011 was due to the Capistrano Wind equity capital transaction discussed below. In determining that Edison International's subsidiary, EME, was the primary beneficiary of the projects that are consolidated, key factors considered were EME's ability to direct commercial and operating activities and EME's obligation to absorb losses of the variable interest entities.

The following table presents summarized financial information of the projects that were consolidated by EMG:

(in millions)	September 30, 2012	December 31, 2011
Current assets	$71	$36
Net property, plant and equipment	1,090	675
Other long-term assets	73	5
Total assets	$1,234	$716
Current liabilities	$40	$28
Long-term debt net of current portion	172	57
Deferred revenues	172	69
Long-term derivative liabilities	23	—
Other long-term liabilities	38	22
Total liabilities	$445	$176
Noncontrolling interests	$238	$2
Assets serving as collateral for the debt obligations had a carrying value of $467 million and $136 million at September 30, 2012 and December 31, 2011, respectively, and primarily consist of property, plant and equipment.
Capistrano Wind Equity Capital
On February 13, 2012, Edison Mission Wind Inc. ("Edison Mission Wind") sold its indirect equity interests in the Cedro Hill wind project (150 MW in Texas), the Mountain Wind Power I project (61 MW in Wyoming) and the Mountain Wind Power II project (80 MW in Wyoming) to a new venture, Capistrano Wind Partners. Outside investors provided $238 million of the funding. Capistrano Wind Partners also agreed to acquire the Broken Bow I wind project (80 MW in Nebraska) and the Crofton Bluffs wind project (40 MW in Nebraska) for consideration expected to include $140 million from the same outside investors upon the satisfaction of specified conditions, including commencement of commercial operation and conversion of project debt financing to term loans. In March 2012, EME received a distribution of the proceeds from outside investors, which was used for general corporate purposes. Through their ownership of Capistrano Wind Holdings, an indirect subsidiary of EME, Edison Mission Wind, and EME's parent company, Mission Energy Holding Company ("MEHC"), own 100% of the Class A equity interests in Capistrano Wind Partners, and the Class B preferred equity interests are held by outside investors. Under the terms of the formation documents, preferred equity interests receive 100% of the cash available for distribution, up to a scheduled amount to target a certain return and thereafter cash distributions are shared. Cash available for distribution includes 90% of the tax benefits realized by MEHC and contributed to Capistrano Wind Partners.
Edison Mission Wind retains indirect beneficial ownership of the common equity in the projects, net of a $4 million preferred investment made by MEHC, a note receivable of $107 million from the sale of the project companies, and retains responsibilities for managing the operations of Capistrano Wind Holdings and its projects, and accordingly, EME will continue to consolidate these projects. The $238 million contributed by the third-party interests is reflected in "Other noncontrolling interests" on Edison International's consolidated balance sheets at September 30, 2012. This transaction was accounted for as a transfer among entities under common control and, therefore, resulted in no change in the book basis of the transferred assets. However, the transaction triggered a taxable gain and new tax basis in the assets with a corresponding adjustment to deferred taxes and a reduction to equity of $21 million.
Variable Interest in VIEs that are not Consolidated
Power Purchase Contracts
SCE has 17 power purchase agreements ("PPAs") that have variable interests in VIEs, including 7 tolling agreements through which SCE provides the natural gas to fuel the plants and 10 contracts with qualifying facilities ("QFs") that contain variable pricing provisions based on the price of natural gas. SCE has concluded that it is not the primary beneficiary of these VIEs since it does not control the commercial and operating activities of these entities. In general, because payments for capacity are the primary source of income, the most significant economic activity for these VIEs is the operation and maintenance of the power plants.
As of the balance sheet date, the carrying amount of assets and liabilities in SCE's consolidated balance sheet that relate to its involvement with VIEs result from amounts due under the PPAs or the fair value of those derivative contracts. Under these contracts, SCE recovers the costs incurred through demonstration of compliance with its CPUC-approved long-term power procurement plans. SCE has no residual interest in the entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees or other commitments associated with these contracts other than the purchase commitments described in Note 9. As a result, there is no significant potential exposure to loss as a result of SCE's involvement with these VIEs. The aggregate capacity dedicated to SCE for these VIE projects was 3,900 MW at September 30, 2012 and the amounts that SCE paid to these projects were $158 million and $178 million for the three months ended September 30, 2012 and 2011, respectively, and $292 million and $347 million for the nine months ended September 30, 2012 and 2011, respectively. These amounts are recoverable in customer rates, subject to reasonableness review.
Unconsolidated Trust
In May 2012, SCE Trust I issued $475 million (aggregate liquidation preference) of 5.625% trust securities (cumulative, liquidation amount of $25 per share) to the public and $10,000 of common stock (100%) to SCE. The trust invested the proceeds of these trust securities in Series F Preference Stock issued by SCE in the principal amount of $475 million (cumulative, $2,500 per share liquidation value) and which have substantially the same payment terms as the trust securities. The trust securities and the Series F Preference Stock do not have a maturity date. Upon any redemption of the Series F Preference Stock, a corresponding dollar amount of trust securities will be redeemed (for further information see Note 13). SCE Trust I will pay dividends at the same rate and on the same dates on the trust securities when, and if the SCE board of directors declare and make dividend payments on the Series F Preference Stock. The trust will use the dividends, if any, it receives on the Series F Preference Stock to make its corresponding dividend payments on the trust securities. If SCE does not make dividend payments to the trust, SCE would be prohibited from paying dividends on its common stock. SCE has fully and unconditionally guaranteed the payment of the trust securities and also its dividend payments, if and when, SCE pays dividends on the Series F Preference Stock.
SCE Trust I was formed for the exclusive purpose of issuing trust preference securities (“trust securities”). The trust is a VIE. SCE has concluded that it is not the primary beneficiary of this VIE as it does not have the obligation to absorb the expected losses or the right to receive the expected residual returns of the trust. The trust's balance sheet as of September 30, 2012, consisted of an investment of $475 million in the Series F Preference Stock, $475 million of trust securities and $10,000 of common stock. The trust's income statement consisted of dividend income and accrued dividend payments of $7 million and $10 million for the three- and nine-months ended September 30, 2012, respectively.
Note 4.    Fair Value Measurements
Recurring Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an “exit price”). Fair value of an asset or liability considers assumptions that market participants would use in pricing the asset or liability, including assumptions about nonperformance risk which was not material as of September 30, 2012 and December 31, 2011.
Assets and liabilities are categorized into a three-level fair value hierarchy based on valuation inputs used to determine fair value. The hierarchy gives the highest priority to unadjusted quoted market prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

The following table sets forth assets and liabilities that were accounted for at fair value by level within the fair value hierarchy:

	September 30, 2012
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at Fair Value
Money market funds[2]	$933	$—	$—	$—	$933
Derivative contracts:
Electricity	—	85	148	(44)	189
Natural gas	1	—	—	(1)	—
Fuel Oil	2	—	—	(2)	—
Tolling	—	—	4	—	4
Subtotal of derivative contracts	3	85	152	(47)	193
Long-term disability plan	8	—	—	—	8
Nuclear decommissioning trusts:
Stocks[3]	2,227	—	—	—	2,227
Municipal bonds	—	654	—	—	654
U.S. government and agency securities	467	122	—	—	589
Corporate bonds[4]	—	374	—	—	374
Short-term investments, primarily cash equivalents[5]	—	145	—	—	145
Subtotal of nuclear decommissioning trusts	2,694	1,295	—	—	3,989
Total assets[6]	3,638	1,380	152	(47)	5,123
Liabilities at Fair Value
Derivative contracts:
Electricity	—	8	17	(15)	10
Natural gas	1	115	6	(48)	74
Tolling	—	—	617	—	617
Subtotal of derivative contracts	1	123	640	(63)	701
Interest rate contracts	—	125	—	—	125
Total liabilities	1	248	640	(63)	826
Net assets (liabilities)	$3,637	$1,132	$(488)	$16	$4,297

	December 31, 2011
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at Fair Value
Money market funds[2]	$1,293	$—	$—	$—	$1,293
Derivative contracts:
Electricity	—	65	218	(58)	225
Natural gas	4	5	—	(7)	2
Fuel oil	4	—	—	(4)	—
Tolling	—	—	10	—	10
Subtotal of derivative contracts	8	70	228	(69)	237
Long-term disability plan	8	—	—	—	8
Nuclear decommissioning trusts:
Stocks[3]	1,899	—	—	—	1,899
Municipal bonds	—	756	—	—	756
U.S. government and agency securities	433	147	—	—	580
Corporate bonds[4]	—	317	—	—	317
Short-term investments, primarily cash equivalents[5]	—	15	—	—	15
Subtotal of nuclear decommissioning trusts	2,332	1,235	—	—	3,567
Total assets[6]	3,641	1,305	228	(69)	5,105
Liabilities at Fair Value
Derivative contracts:
Electricity	—	10	77	(17)	70
Natural gas	—	234	23	(52)	205
Tolling	—	—	451	—	451
Subtotal of derivative contracts	—	244	551	(69)	726
Interest rate contracts	—	90	—	—	90
Total liabilities	—	334	551	(69)	816
Net assets (liabilities)	$3,641	$971	$(323)	$—	$4,289

[1]
Represents the netting of assets and liabilities under master netting agreements and cash collateral across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

[2]	Money market funds are included in cash and cash equivalents and restricted cash and cash equivalents on Edison International's consolidated balance sheets.

[3]	Approximately 67% and 70% of the equity investments were located in the United States at September 30, 2012 and December 31, 2011, respectively.

[4]
At September 30, 2012 and December 31, 2011, corporate bonds were diversified and included collateralized mortgage obligations and other asset backed securities of $42 million and $22 million, respectively.

[5]
Excludes net receivables of $8 million and $25 million at September 30, 2012 and December 31, 2011, respectively, of interest and dividend receivables as well as receivables and payables related to pending securities sales and purchases.

[6]
Excludes other investments of $70 million and $81 million at September 30, 2012 and December 31, 2011, respectively, primarily related to the cash surrender value of company owned life insurance investments which are used to fund certain executive benefits including deferred compensation. Also excludes other investments of $77 million and $118 million at September 30, 2012 and December 31, 2011, respectively, primarily related to leveraged leases.

The following table sets forth a summary of changes in the fair value of Level 3 net derivative assets and liabilities:

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2012		2011		2012		2011
Fair value of net assets (liabilities) at beginning of period	$(343)		$(275)		$(323)		$97
Total realized/unrealized gains (losses):
Included in earnings[1]	12		(4)		20		14
Included in regulatory assets and liabilities[2]	(124)	[3]	162	[3]	(140)	[3]	(220)	[3]
Included in accumulated other comprehensive income[4]	(1)		1		1		(2)
Purchases	41		24		111		51
Settlements	(73)		(8)		(106)		(38)
Transfers into Level 3	—		—		—		—
Transfers out of Level 3[5]	—		—		(51)		(2)
Fair value of net liabilities at end of period	$(488)		$(100)		$(488)		$(100)
Change during the period in unrealized losses related to assets and liabilities held at the end of the period[6]	$(173)		$(110)		$(181)		$(425)

[1]	Reported in "Competitive power generation" revenue on Edison International's consolidated statements of income.

[2]	Due to regulatory mechanisms, SCE's realized and unrealized gains and losses are recorded as regulatory assets and liabilities.

[3]	Includes the elimination of the fair value of derivatives with SCE's consolidated affiliates.

[4]	Included in reclassification adjustments in Edison International's consolidated statements of other comprehensive income.

[5]	Transfers out of Level 3 into Level 2 occurred due to significant observable inputs becoming available as the transactions near maturity.

[6]
Amounts reported in "Competitive power generation" revenue on Edison International's consolidated statements of income was a loss of $7 million for three months ended September 30, 2012, and a gain of $7 million for the nine months ended September 30, 2011. The remainder of the unrealized losses relate to SCE. See 2 above.

The fair value for transfers in and transfers out of each level is determined at the end of each reporting period. There were no transfers between Levels 1 and 2 during the three- and nine-month periods ended September 30, 2012 and 2011.
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
Level 3 Valuation Process
The process of determining fair value is the responsibility of Edison International's subsidiaries' risk management, departments, which report to their respective chief financial officer. These departments obtain observable and unobservable inputs through broker quotes, exchanges and internal valuation techniques that use both standard and proprietary models to determine fair value. Each reporting period, the risk and finance departments collaborate to determine the appropriate fair value methodologies and classifications for each derivative. Inputs are validated for reasonableness by comparison against prior prices, other broker quotes and volatility fluctuation thresholds. Inputs used and valuations are reviewed period-over-period and compared with market conditions to determine reasonableness.
The following table sets forth the valuation techniques and significant unobservable inputs used to determine fair value for Level 3 assets and liabilities at September 30, 2012:

	Fair Value (in millions)			Significant	Range
	Assets	Liabilities	Valuation Technique(s)	Unobservable Input	(Weighted Average)
Electricity:
Options	$23	$26	Option model	Volatility of gas prices	23% - 41% (31%)
				Volatility of power prices	28% - 60% (39%)
				Power prices	$38.10 - $58.80 ($45.30)
Forwards	15	20	Discounted cash flow	Power prices	$18.25 - $64.50 ($34.57)
Congestion contracts	100	—	Market simulation model	Load forecast	7,597 MW - 26,612 MW
				Power prices	$(13.90) - $226.75
				Gas prices	$2.95 - $7.78
Congestion contracts	62	24	Latest auction pricing	Congestion prices	$(5.39) - $11.87 ($0.13)
Gas options	—	6	Option model	Volatility of gas prices	24% - 41% (35%)
Tolling	5	617	Option model	Volatility of gas prices	17% - 41% (21%)
				Volatility of power prices	26% - 60% (28%)
				Power prices	$33.20 - $100.80 ($56.10)
Netting	(53)	(53)
Total derivative contracts	$152	$640
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
Fair Value of Long-Term Debt Recorded at Carrying Value
The carrying value and fair value of long-term debt are:

	September 30, 2012		December 31, 2011
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion	$14,273	$14,452	$13,746	$14,264
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
Note 5.    Debt and Credit Agreements
Project Financings
Broken Bow and Crofton Bluffs
Effective March 30, 2012, EME, through its subsidiaries, Broken Bow Wind, LLC and Crofton Bluffs Wind, LLC, completed two nonrecourse financings of its interests in the Broken Bow and Crofton Bluffs wind projects. The financings included construction loans totaling $79 million that are required to be converted to 15-year amortizing term loans by March 31, 2013, subject to meeting specified conditions, $13 million letter of credit facilities and $6 million working capital facilities. Interest under the construction and term loans will accrue at London Interbank Offered Rate (LIBOR) plus 2.875%, with the term loan rate increasing 0.125% after the third, sixth, ninth, and twelfth years. As of September 30, 2012, $21 million and $6 million were outstanding under the construction loans included in short-term debt on EME's consolidated balance sheet, and letters of credit facilities, respectively.

Tapestry Wind
In December 2011, EME through its subsidiary, Tapestry Wind, LLC, completed a nonrecourse financing of its interests in the Taloga, Buffalo Bear and Pinnacle wind projects. A total of $97 million of cash proceeds received from the $214 million 10-year partially amortizing term loan was deposited into an escrow account as of December 31, 2011. On February 22, 2012, a neighbor of the Pinnacle project, filed a formal complaint with the West Virginia Public Service Commission regarding, among other things, noise emissions and shadow flicker and requested that the Commission order the project to shut down at night due to alleged noise emissions. This complaint was dismissed on June 1, 2012. On June 27, 2012 and on July 3, 2012, nearly identical complaints were filed with the West Virginia Public Service Commission by two other neighbors and were subsequently dismissed. In addition, on June 25, 2012, each of the three neighbors filed separate civil complaints in the Circuit Court of Mineral County, West Virginia against Pinnacle Wind, LLC, EME, Edison Mission Operations and Maintenance, Inc., and other non-affiliated defendants. The civil complaints allege, among other things, that the noise emissions and shadow flicker from the Pinnacle wind farm constitute a nuisance and seek compensatory damages, punitive damages and other equitable relief. The complaints have been dismissed without prejudice. The release of the loan proceeds in escrow is subject to final resolution of the complaints or further due diligence from the lenders.
Big Sky Turbine Financing
In October 2009, EME, through its subsidiary, Big Sky Wind, LLC (Big Sky), entered into turbine financing arrangements with the turbine manufacturer, totaling approximately $206 million for wind turbine purchase obligations related to the 240 MW Big Sky wind project. The loan has a five-year final maturity, however, specific events, including project performance, may trigger earlier repayment which could occur as early as February 2013. Big Sky is currently involved in a dispute with the lender/turbine manufacturer around whether certain latent defects existing in the turbine equipment would preclude the early repayment provisions. The loan is secured by a leasehold mortgage on the project's real property assets, a pledge of all other collateral of the Big Sky wind project, as well as a cash reserve account into which one-third of distributable cash flow, if any, of the Big Sky wind project is to be deposited on a monthly basis. The loan is also secured by pledges of Big Sky's direct and indirect ownership interests in the project but is non-recourse to EME.
Big Sky will need to arrange alternative financing, if available, to repay the loan at maturity or reach agreement with the lender to extend the maturity date of the loan as EME does not plan to make an investment in the project and is under no obligation to do so. If these efforts are unsuccessful, the lender may foreclose on the project resulting in a write off of the entire investment in the project. At September 30, 2012, EME's net investment in the Big Sky wind project was $130 million.
Long-Term Debt
In March 2012, SCE issued $400 million of 4.05% first and refunding mortgage bonds due in 2042. The proceeds from these bonds were used to repay commercial paper borrowings and to fund SCE's capital program.
Credit Agreements and Short-Term Debt
During the second quarter of 2012, SCE replaced its credit facilities with a $2.75 billion five-year revolving credit facility that matures in May 2017. The credit facility is generally used to support commercial paper and letters of credit issued for procurement-related collateral requirements, balancing account undercollections and for general corporate purposes, including working capital requirements to support operations and capital expenditures. At September 30, 2012, SCE's outstanding commercial paper supported by the credit facility was $380 million at a weighted-average interest rate of 0.43%. At September 30, 2012, letters of credit issued under SCE's credit facility aggregated $196 million and are scheduled to expire in twelve months or less. At December 31, 2011, the outstanding commercial paper was $419 million at a weighted-average interest rate of 0.44%.
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
During the second quarter of 2012, Edison International (parent) replaced its credit facility with a $1.25 billion five-year revolving credit facility that matures in May 2017. Borrowings under this credit facility are used for general corporate purposes. At September 30, 2012, Edison International (parent) outstanding short-term debt supported by this credit facility was $28 million at a weighted-average interest rate of 1.52%. At December 31, 2011, the outstanding short-term debt was $10 million at a weighted-average interest rate of 0.66%.

Letters of Credit
At September 30, 2012, letters of credit under EME's and its subsidiaries' credit facilities aggregated $154 million. EME had $51 million of cash collateral supporting its letters of credit which were scheduled to expire as follows: $48 million in 2013 and $3 million in 2014. In addition, EME's subsidiaries' credit facilities aggregated $103 million and were scheduled to expire as follows: $2 million in 2012, $49 million in 2013, $21 million in 2017, $18 million in 2018 and $13 million in 2021. Standby letters of credit include $30 million issued in connection with the power purchase agreement with SCE under the Walnut Creek credit facility. Certain letters of credit are subject to automatic annual renewal provisions.
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
Notional Volumes of Derivative Instruments
The following table summarizes the notional volumes of derivatives used for hedging activities:

		Economic Hedges
Commodity	Unit of Measure	September 30, 2012	December 31, 2011
Electricity options, swaps and forwards	GWh	18,304	30,881
Natural gas options, swaps and forwards	Bcf	142	300
Congestion revenue rights	GWh	140,263	166,163
Tolling arrangements	GWh	102,123	104,154
Fair Value of Derivative Instruments
The following table summarizes the gross and net fair values of commodity derivative instruments at September 30, 2012:

	Derivative Assets			Derivative Liabilities[1]
(in millions)	Short-Term	Long-Term	Subtotal	Short-Term	Long-Term	Subtotal	Net Liability
Non-trading activities
Economic hedges	$55	$80	$135	$177	$1,002	$1,179	$1,044
Netting and collateral	(18)	(6)	(24)	(49)	(19)	(68)	(44)
Total	$37	$74	$111	$128	$983	$1,111	$1,000

[1]	Includes the fair value of derivatives with SCE's consolidated affiliates; however, in Edison International’s consolidated financial statements, the fair value of such derivatives is eliminated.

The following table summarizes the gross and net fair values of commodity derivative instruments at December 31, 2011:

	Derivative Assets			Derivative Liabilities
(in millions)	Short-Term	Long-Term	Subtotal	Short-Term	Long-Term	Subtotal	Net Liability
Non-trading activities
Economic hedges	$86	$85	$171	$303	$856	$1,159	$988
Netting and collateral	(21)	(15)	(36)	(37)	(51)	(88)	(52)
Total	$65	$70	$135	$266	$805	$1,071	$936
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
The following table summarizes the components of economic hedging activity:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2012	2011	2012	2011
Realized gains (losses)	$(77)	$(58)	$(199)	$(132)
Unrealized gains (losses)	(91)	(110)	(29)	(433)
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
Certain of these power contracts contain a provision that requires SCE to maintain an investment grade credit rating from each of the major credit rating agencies, referred to as a credit-risk-related contingent feature. If SCE's credit rating were to fall below investment grade, SCE may be required to pay the derivative liability or post additional collateral. The aggregate fair value of all derivative liabilities with these credit-risk-related contingent features was $113 million and $216 million as of September 30, 2012 and December 31, 2011, respectively, for which SCE has posted no collateral to its counterparties for the respective periods. If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2012, SCE would be required to post $25 million of collateral.
Counterparty Default Risk Exposure
As part of SCE's procurement activities, SCE contracts with a number of utilities, energy companies, financial institutions and other companies, collectively referred to as counterparties. If a counterparty were to default on its contractual obligations, SCE could be exposed to potentially volatile spot markets for buying replacement power or selling excess power. In addition, SCE would be exposed to the risk of non-payment of accounts receivable, primarily related to sales of excess energy and realized gains on derivative instruments. Substantially all of the contracts that SCE has executed with counterparties are either entered into under SCE's procurement plan which has been pre-approved by the CPUC, or the contracts are approved by the CPUC before becoming effective. As a result of regulatory recovery mechanisms, losses from non-performance are not expected to affect earnings, but may temporarily affect cash flows.
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
Notional Volumes of Derivative Instruments
The following table summarizes the notional volumes of derivatives used for hedging and trading activities:

September 30, 2012
				Hedging Activities
Commodity	Instrument	Classification	Unit of Measure	Cash Flow Hedges	Economic Hedges		Trading Activities
Electricity	Forwards/Futures	Sales, net	GWh	5,644	58	2	—
Electricity	Forwards/Futures	Purchases, net	GWh	—	—		550
Electricity	Capacity	Purchases, net	GW-Day	—	—		97	1
Electricity	Congestion	Purchases, net	GWh	—	241	3	281,251	3
Natural gas	Forwards/Futures	Sales, net	bcf	—	—		0.4
Fuel oil	Forwards/Futures	Sales, net	barrels	—	—		100,000
Fuel oil	Forwards/Futures	Purchases, net	barrels	—	120,000		—
At September 30, 2012, EME had interest rate contracts with notional values totaling $727 million that converted floating rate LIBOR-based debt to fixed rates ranging from 0.79% to 4.29%. These contracts expire May 2013 through March 2026. In addition, at September 30, 2012, EME had forward starting interest rate contracts with notional values totaling $641 million that will convert floating rate LIBOR-based debt to fixed rates ranging from 0.7825% to 4.0025%. These contracts have effective dates beginning December 2012 through December 2021 and expire December 2013 through December 2029.

December 31, 2011
				Hedging Activities
Commodity	Instrument	Classification	Unit of Measure	Cash Flow Hedges		Economic Hedges		Trading Activities
Electricity	Forwards/Futures	Sales, net	GWh	8,320		335	2	—
Electricity	Forwards/Futures	Purchases, net	GWh	—		—		2,926
Electricity	Capacity	Sales, net	GW-Day	61	1	—		—
Electricity	Capacity	Purchases, net	GW-Day	—		—		184	1
Electricity	Congestion	Purchases, net	GWh	—		1,261	3	230,798	3
Natural gas	Forwards/Futures	Sales, net	bcf	—		—		0.2
Fuel oil	Forwards/Futures	Purchases, net	barrels	—		240,000		—

[1]	EME's hedge transactions for capacity result from bilateral trades. Capacity sold in the PJM Interconnection, LLC Reliability Pricing Model (PJM RPM) auction is not accounted for as a derivative.

[2]
These positions adjust financial and physical positions, or day-ahead and real-time positions, to reduce costs or increase gross margin. The net sales positions of these categories are primarily related to hedge transactions that are not designated as cash flow hedges.

[3]
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
Fair Value of Derivative Instruments
The following table summarizes the fair value of derivative instruments reflected on EME's consolidated balance sheets:

September 30, 2012
	Derivative Assets			Derivative Liabilities
(in millions)	Short-term	Long-term	Subtotal	Short-term	Long-term	Subtotal	Net Assets (Liabilities)
Non-trading activities
Cash flow hedges
Commodity contracts	$14	$2	$16	$9	$1	$10	$6
Interest rate contracts	—	—	—	—	125	125	(125)
Economic hedges	25	1	26	23	1	24	2
Trading activities	321	145	466	265	98	363	103
	360	148	508	297	225	522	(14)
Netting and collateral received[1]	(321)	(105)	(426)	(296)	(100)	(396)	(30)
Total	$39	$43	$82	$1	$125	$126	$(44)

December 31, 2011
	Derivative Assets			Derivative Liabilities
(in millions)	Short-term	Long-term	Subtotal	Short-term	Long-term	Subtotal	Net Assets (Liabilities)
Non-trading activities
Cash flow hedges
Commodity contracts	$40	$1	$41	$2	$—	$2	$39
Interest rate contracts	—	—	—	—	90	90	(90)
Economic hedges	24	—	24	20	—	20	4
Trading activities	277	142	419	232	79	311	108
	341	143	484	254	169	423	61
Netting and collateral received[1]	(301)	(81)	(382)	(253)	(79)	(332)	(50)
Total	$40	$62	$102	$1	$90	$91	$11

[1]
Netting of derivative receivables and derivative payables and the related cash collateral received and paid is permitted when a legally enforceable master netting agreement exists with a derivative counterparty.

Income Statement Impact of Derivative Instruments
The following table provides the cash flow hedge activity as part of accumulated other comprehensive loss:

	Cash Flow Hedge Activity[1]
	Nine months ended September 30,
	2012		2011
(in millions)	Commodity Contracts	Interest Rate Contracts	Commodity Contracts	Interest Rate Contracts	Income Statement Location
Beginning of period derivative gains (losses)	$35	$(90)	$43	$(16)
Effective portion of changes in fair value	3	(35)	2	(64)
Reclassification to earnings	(31)	—	(29)	—	Competitive power generation revenue
End of period derivative gains (losses)	$7	$(125)	$16	$(80)

[1]
Unrealized derivative gains (losses) are before income taxes. The after-tax amounts recorded in accumulated other comprehensive loss at September 30, 2012 and 2011 for commodity and interest rate contracts were $7 million and $(79) million, and $10 million and $(49) million, respectively.

For additional information, see Note 11.
EME recorded gains (losses) of $(2) million and $2 million during the three months ended September 30, 2012 and 2011, respectively, and gains of none and $2 million during the nine months ended September 30, 2012 and 2011, respectively, in operating revenues on the consolidated statements of income representing the amount of cash flow hedge ineffectiveness.
The effect of realized and unrealized gains (losses) from derivative instruments used for economic hedging and trading purposes on the consolidated statements of operations is presented below:

		Three months ended September 30,		Nine months ended September 30,
(in millions)	Income Statement Location	2012	2011	2012	2011
Economic hedges	Competitive power generation revenues	$8	$(3)	$25	$5
	Fuel	3	(3)	2	1
Trading activities	Competitive power generation revenues	22	11	72	68

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

(in millions)	September 30, 2012	December 31, 2011
Collateral provided to counterparties:
Offset against derivative liabilities	$54	$53
Reflected in margin and collateral deposits	88	58
Collateral received from counterparties:
Offset against derivative assets	39	53
Note 7.    Income Taxes
Effective Tax Rate
The table below provides a reconciliation of income tax expense computed at the federal statutory income tax rate to the income tax provision.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2012	2011	2012	2011
Income from continuing operations before income taxes	$477	$658	$781	$1,218
Provision for income tax at federal statutory rate of 35%	167	230	273	426
Increase (decrease) in income tax from:
State tax – net of federal benefit	60	28	56	40
Production and housing credits	(12)	(12)	(48)	(48)
Property-related	(20)	(18)	(39)	(38)
Other	(14)	4	(25)	(10)
Total income tax expense from continuing operations	$181	$232	$217	$370
Effective tax rate	38%	35%	28%	30%
The CPUC requires flow-through ratemaking treatment for the current tax benefit arising from certain property-related and other temporary differences which reverse over time. The accounting treatment for these temporary differences results in recording regulatory assets and liabilities for amounts that would otherwise be recorded to deferred income tax expense.

Accounting for Uncertainty in Income Taxes
The following table provides a reconciliation of unrecognized tax benefits:

(in millions)	2012	2011
Balance at January 1,	$631	$565
Tax positions taken during the current year:
Increases	22	53
Tax positions taken during a prior year:
Increases	207	60
Decreases	(29)	(37)
Decreases for settlements during the period	—	—
Balance at September 30,	$831	$641
As of September 30, 2012 and December 30, 2011, respectively, if recognized, $578 million and $532 million of the unrecognized tax benefits would impact the effective tax rate.
Tax Dispute
Edison International's federal income tax returns and its California combined franchise tax returns are currently open for years subsequent to 2002. In addition, specific California refund claims made by Edison International for years 1991 through 2002 are currently under review by the Franchise Tax Board. The IRS examination phase of tax years 2003 through 2006 was completed in the fourth quarter of 2010, which included proposed adjustments for the following two items:

•
A proposed adjustment increasing the taxable gain on the 2004 sale of EME's international assets, which if sustained, would result in a federal tax payment of approximately $198 million, including interest and penalties through September 30, 2012 (the IRS has asserted a 40% penalty for understatement of tax liability related to this matter).

•
A proposed adjustment to disallow a component of SCE's repair allowance deduction, which if sustained, would result in a federal tax payment of approximately $95 million, including interest through September 30, 2012.

Edison International disagrees with the proposed adjustments and filed a protest with the IRS in the first quarter of 2011. The appeals process to date has not resulted in a change in the proposed adjustment by the IRS on the taxable gain on the 2004 sale of EME's international assets. If a deficiency notice is issued on this item, it would require payment of the tax, interest and any penalties within 90 days of its issuance or a filing of a petition in United States Tax Court.
Tax Election at Homer City
On March 15, 2012, Homer City made an election to be treated as a partnership for federal and state income tax purposes. As a result of this election, Homer City is treated for tax purposes as distributing its assets and liabilities to its partners, both of which are wholly owned subsidiaries of EME, and triggering tax deductions of approximately $1.0 billion. Such tax deductions were included in Edison International's 2011 consolidated tax returns.
Loss and Credit Carryforwards
Including the tax deduction generated from the Homer City election, Edison International has recorded tax benefits for federal and state net operating loss carryforwards and federal tax credit carryforwards of approximately $1.6 billion as of September 30, 2012.
Repair Deductions
In 2009, Edison International made a voluntary election to change its tax accounting method for certain repair costs incurred on SCE's transmission, distribution and generation assets. In August 2011, the IRS issued guidance on repair deductions and changes in accounting method related to transmission and distribution assets. Based on this guidance, SCE included a second change in tax accounting method on repair costs in its 2011 tax return. Guidance for generation assets is pending. Regulatory treatment for the incremental deductions taken after the voluntary election to change SCE's tax accounting method for certain repair costs is part of SCE's 2012 GRC. Due to the pending regulatory decision, SCE has not recognized an earnings benefit or regulatory asset related to this method change and incremental deductions taken in 2009, 2010 and 2011. In October 2012, the CPUC assigned administrative law judge issued a proposed GRC decision, which if adopted, would result in an earnings benefit of approximately $230 million attributable to flow through treatment of 2009 – 2011 vintage year activity. SCE would also record an earnings benefit related to 2012 vintage year activity consistent with the rate making treatment.
Note 8.    Compensation and Benefit Plans
Pension Plans
As part of the pension funding provisions contained in the Surface Transportation Extension Act of 2012 passed by Congress, Edison International's projected 2012 plan contributions have been reduced to $180 million from $286 million, which resulted in a third quarter regulatory adjustment reflected in the table below. Contributions of $156 million were made during the nine months ended September 30, 2012. The 2012 GRC proposed decision authorized contributions of $168 million with recovery of any undercollection through the continuation of the existing balancing account mechanism. A final GRC decision is expected by year-end. Annual contributions to these plans are expected to be, at a minimum, equal to the related annual expense.
Expense components are:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2012	2011	2012	2011
Service cost	$49	$43	$135	$129
Interest cost	49	52	147	156
Expected return on plan assets	(56)	(60)	(174)	(180)
Amortization of prior service cost	1	2	3	6
Amortization of net loss	21	6	57	18
Expense under accounting standards	64	43	168	129
Regulatory adjustment (deferred)	(57)	(6)	(3)	(18)
Total expense recognized	$7	$37	$165	$111
Postretirement Benefits Other Than Pensions
Edison International made contributions of $17 million during the nine months ended September 30, 2012 and expects to make $48 million of additional contributions during the remainder of 2012. In 2012, annual contributions made to plans for SCE employees are expected to be recovered through CPUC-approved regulatory mechanisms. Annual contributions are expected to be, at a minimum, equal to the total annual expense for these plans. Benefits under these plans, with some exceptions, are generally unvested and subject to change.
Expense components are:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2012	2011	2012	2011
Service cost	$13	$11	$39	$33
Interest cost	30	33	90	99
Expected return on plan assets	(27)	(28)	(81)	(84)
Special termination benefits[1]	3	—	3	—
Amortization of prior service credit	(9)	(9)	(27)	(27)
Amortization of net loss	12	9	36	27
Total expense	$22	$16	$60	$48

[1]	Due to the reduction in the workforce at San Onofre, Edison International has incurred costs for enhanced retiree health care coverage. See below for further information.

San Onofre Workforce Reduction
In August 2012, SCE announced plans for downsizing to bring the San Onofre organization and cost structure in line with industry peers. SCE plans to reduce the San Onofre workforce by 730 employees to 1,500 employees beginning in the fourth quarter of 2012 and continuing in 2013. At September 30, 2012, SCE had recorded $30 million in estimated cash severance costs (SCE's share) related to the non-represented employee workforce reduction.
Note 9.    Commitments and Contingencies
Third-Party Power Purchase Agreements
During the nine months ended September 30, 2012, SCE had power purchase contracts with additional commitments estimated to be: $17 million in 2014, $43 million in 2015, $66 million in 2016 and $970 million for the period remaining thereafter. Some of these power purchase agreements are classified as operating leases. The additional commitments for these leases, which are also included in the amounts above, are estimated to be: $21 million in 2015, $45 million in 2016 and $942 million for the period remaining thereafter.
Coal Transportation Agreements
At September 30, 2012, Midwest Generation had contractual agreements for the transportation of coal. The commitments under these contracts are based on either actual coal purchases derived from committed coal volumes set forth in fuel supply contracts or minimum quantities as set forth in the transportation agreements as adjusted for provisions that mitigate the financial exposure of Midwest Generation related to a plant closure under certain circumstances as specified in the agreements. Estimated contractual obligations for coal transportation agreements are estimated to aggregate $2.3 billion, which consists of: $118 million for the remainder of 2012, $292 million for 2013, $286 million for 2014, $260 million for 2015, $260 million for 2016 and $1.1 billion thereafter. Years subsequent to 2012 reflect a reduction in minimum volumes for the shutdown of the Fisk and Crawford Stations.
Capital Commitments
At September 30, 2012, EMG's subsidiaries had firm commitments to spend approximately $92 million during the remainder of 2012, $44 million for 2013 and $17 million for 2015 for capital expenditures. These expenditures primarily relate to the Walnut Creek project, construction of wind projects and capital expenditures at the Midwest Generation plants.
Homer City Lease
Homer City received a forbearance of the $47 million senior rent payment due October 1, 2012. Homer City made the required April 1, 2012 senior rent payment of $48 million but did not make the April 1, 2012 payment of equity rent of $65 million and was granted a waiver by the owner-lessors of any rent default event with respect to the payment of the equity rent for all purposes other than restrictions on distributions from Homer City, including repayment of its intercompany loan, and the $48 million senior rent reserve letter of credit remains in place. Homer City and an affiliate of GECC entered into the Homer City MTA for the divestiture by Homer City of substantially all of its remaining assets and certain specified liabilities. For further discussion, see Note 18.
Guarantees and Indemnities
Edison International's subsidiaries have various financial and performance guarantees and indemnity agreements which are issued in the normal course of business. The contracts discussed below included performance guarantees.
Environmental Indemnities Related to the Midwest Generation Plants
In connection with the acquisition of the Midwest Generation plants, EME agreed to indemnify Commonwealth Edison Company ("Commonwealth Edison") with respect to specified environmental liabilities before and after December 15, 1999, the date of sale. The indemnification obligations are reduced by any insurance proceeds and tax benefits related to such indemnified claims and are subject to a requirement that Commonwealth Edison takes all reasonable steps to mitigate losses related to any such indemnification claim. Also, in connection with the sale-leaseback transaction related to the Powerton and Joliet Stations in Illinois, EME agreed to indemnify the owner-lessors for specified environmental liabilities. These indemnities are not limited in term or amount. Due to the nature of the obligations under these indemnities, a maximum potential liability cannot be determined. Commonwealth Edison has advised EME that Commonwealth Edison believes it is entitled to indemnification for all liabilities, costs, and expenses that it may be required to bear as a result of the litigation discussed below under "—Contingencies—Midwest Generation New Source Review and Other Litigation," and one of the Powerton-Joliet owner-lessors has made a similar request for indemnification. Commonwealth Edison has also advised EME that it believes it is entitled to indemnification for costs and expenses incurred in connection with the information requested under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 regarding environmental sampling and investigation performed at Midwest Generation's Fisk and Crawford sites. Except as discussed below, EME has not recorded a liability related to these environmental indemnities.
Midwest Generation entered into a supplemental agreement with Commonwealth Edison and Exelon Generation Company LLC on February 20, 2003 to resolve a dispute regarding interpretation of Midwest Generation's reimbursement obligation for asbestos claims under the environmental indemnities set forth in the Asset Sale Agreement. Under this supplemental agreement, Midwest Generation agreed to reimburse Commonwealth Edison and Exelon Generation for 50% of specific asbestos claims pending as of February 2003 and related expenses less recovery of insurance costs, and agreed to a sharing arrangement for liabilities and expenses associated with future asbestos-related claims as specified in the agreement. The obligations under this agreement are not subject to a maximum liability. The supplemental agreement had an initial five-year term with an automatic renewal provision for subsequent one-year terms (subject to the right of either party to terminate); pursuant to the automatic renewal provision, the supplemental agreement has been extended until February 2013. There were approximately 230 cases for which Midwest Generation was potentially liable that had not been settled and dismissed at September 30, 2012. Midwest Generation had recorded a liability of $53 million at September 30, 2012 related to this contractual indemnity.
Indemnities Related to the Homer City Plant
In connection with the original acquisition of the Homer City plant, Homer City agreed to indemnify the sellers with respect to specified environmental liabilities before and after the date of sale. EME guaranteed this obligation of Homer City. Also, in connection with the sale-leaseback transaction related to the Homer City plant, Homer City agreed to indemnify the owner-lessors for specified environmental liabilities. Due to the nature of the obligations under these indemnity provisions, they are not subject to a maximum potential liability and do not have expiration dates. EME has not recorded a liability related to this indemnity. For discussion of the New Source Review lawsuit filed against Homer City, see "—Contingencies—Homer City New Source Review and Other Litigation."
Indemnities Provided under Asset Sale and Sale-Leaseback Agreements
The asset sale agreements for the sale of EME's international assets contain indemnities from EME to the purchasers, including indemnification for taxes imposed with respect to operations of the assets prior to the sale and for pre-closing environmental liabilities. Not all indemnities under the asset sale agreements have specific expiration dates. At September 30, 2012, EME had recorded a liability of $20 million related to these matters.
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
Upon closing of the Homer City MTA, the tax indemnity agreements between EME, Homer City and GECC will be terminated and GECC will release EME and Homer City from its obligations thereunder. Completion of the Homer City MTA is subject to the satisfaction of a number of closing conditions, including the successful restructuring and reorganization of an affiliate of GECC and receipt of the regulatory approvals required for the transfer of the Homer City plant to GECC. For further discussion, see Note 18.

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
Other Edison International Indemnities and Guarantees
EME guarantees Midwest Generation's payments under the Powerton and Joliet sale-leaseback agreements. A default by Midwest Generation in meeting its obligations under those agreements could have an adverse impact on EME.
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
Contingencies
In addition to the matters disclosed in these Notes, Edison International is involved in other legal, tax and regulatory proceedings before various courts and governmental agencies regarding matters arising in the ordinary course of business. Edison International believes the outcome of these other proceedings will not, individually or in the aggregate, materially affect its results of operations or liquidity.
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

In January 2012, two complaints were filed against Midwest Generation in Illinois state court by residents living near the Crawford and Fisk Stations on behalf of themselves and all others similarly situated, each asserting claims of nuisance, negligence, trespass, and strict liability. The plaintiffs seek to have their suits certified as a class action and request injunctive relief, as well as compensatory and punitive damages. The complaints are similar to two complaints previously filed in the Northern District of Illinois, which were dismissed in October 2011 for lack of federal jurisdiction. Midwest Generation's motions to dismiss the cases were denied in August 2012, following which the plaintiffs filed amended complaints alleging substantially similar claims and requesting similar relief.
In October 2012, Midwest Generation and the Illinois Environmental Protection Agency entered into Compliance Commitment Agreements outlining specified environmental remediation measures and groundwater monitoring activities to be undertaken at its Powerton, Joliet, Crawford, Will County and Waukegan generating stations. Also in October 2012, several environmental groups filed a complaint before the Illinois Pollution Control Board against Midwest Generation, alleging violations of the Illinois groundwater standards through the operation of coal ash disposal ponds at its Powerton, Joliet, Waukegan and Will County generating stations. The complaint requests the imposition of civil penalties, injunctive relief and remediation.
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
San Onofre Outage, Inspection and Repair Issues
SCE replaced four steam generators at San Onofre Units 2 and 3 in 2010 and 2011, respectively. In the first quarter of 2012, a water leak suddenly occurred in one of the heat transfer tubes in San Onofre's Unit 3 steam generators. Unit 3 was safely taken off-line. At the time, San Onofre Unit 2 was off-line for a planned outage when areas of unexpected wear in some of its heat transfer tubes were found. Both Units have remained off-line for extensive inspections, testing and analysis of their steam generators. Each Unit will be restarted only when and if SCE determines that it is safe to do so and when start-up has been approved by the NRC pursuant to the terms of a Confirmatory Action Letter (“CAL”) issued by the NRC in March 2012. The CAL requires NRC permission to restart Unit 2 and Unit 3 and outlines actions SCE must complete before permission to restart either Unit may be sought. In October 2012, SCE submitted to the NRC a response to the CAL and restart plans for Unit 2. SCE proposed to restart Unit 2 and operate at a reduced power level (70%) for approximately five months, followed by a mid-cycle scheduled outage.
In 2005, the CPUC authorized expenditures of approximately $525 million ($665 million after adjustment for inflation) for SCE's 78.21% share of San Onofre to purchase and install the four new steam generators in Units 2 and 3 and remove and dispose of their predecessors. SCE has spent $594 million through September 30, 2012 on the steam generator replacement project, including $95 million reflected in construction work in progress primarily related to the disposal of the replaced steam generators. Those expenditures remain subject to CPUC reasonableness review. Final costs for the project will not be known until after disposal of the original steam generators is completed.
As a result of outages associated with the steam generator inspection and repair, electric power and capacity normally provided by San Onofre are being purchased in the market by SCE (commencing on February 1 for Unit 3 and March 5 for Unit 2). Market costs through September 30, 2012 were approximately $221 million, net of avoided nuclear fuel costs, and are recoverable through the ERRA balancing account subject to CPUC reasonableness review. Because of the uncertainties associated with when and at what output levels the Units will or may be returned to service, total potential market power costs cannot be estimated at this time.
Through September 2012, SCE's share of incremental inspection and repair costs totaled $96 million for both Units. At September 30, 2012, the repairs to restart Unit 2 at the reduced power levels described above have been substantially completed. The costs for Unit 2 may increase following NRC review under the CAL and any new developments that may result from further analysis, testing and inspection, and there is no assurance that start-up of Unit 2 will occur as described above. Total incremental repair costs associated with returning Unit 3 to service, and returning both Units to service at originally specified capabilities safely, remain uncertain.
In addition to the amounts for inspection and repair and market power costs discussed below, SCE has collected through customer rates an estimated $625 million of revenue through third quarter 2012 (based on current authorized revenue requirements) associated with the plant. SCE's total 2012 San Onofre annual revenue requirement, including the 2012 GRC proposed decision, is approximately $820 million, made up of $170 million in refueling outage, nuclear fuel and decommissioning costs and $650 million for its direct operating and maintenance costs, depreciation and return on its investment in San Onofre Unit 2, Unit 3 and related common plant. At September 30, 2012, SCE's rate base and net investment and inventory associated with San Onofre was $1.2 billion and $2.1 billion, respectively.
Under California Public Utilities Code Section 455.5, SCE is required to notify the CPUC if either of the San Onofre Units has been out of service for nine consecutive months (not including preplanned outages). SCE will provide such notice to the CPUC on November 1, 2012 for Unit 3 and expects to do so by December 6, 2012 for Unit 2. The CPUC is required within 45 days of SCE's notice for a particular Unit to initiate an investigation to determine whether to remove from customer rates some or the entire revenue requirement associated with the portion of the facility that is out of service. From the initiation date of the investigation, such rates are collected subject to refund. Under Section 455.5 any determination to adjust rates is made after hearings are conducted in connection with the utility's next general rate case. If, after investigation and hearings, the costs associated with a Unit are disallowed recovery because it is out of service and the Unit is subsequently returned to service, rates may be readjusted to reflect that return to service after 100 continuous hours of operation.
In October 2012, in advance of SCE's required notification under Section 455.5, the CPUC issued an order instituting investigation ("OII") that will consolidate all San Onofre issues in related regulatory proceedings and consider appropriate cost recovery for all San Onofre costs, including among other costs, the cost of the steam generator replacement project, market power costs, capital and operations and maintenance costs, and seismic study costs. The order requires that all San Onofre-related costs incurred on and after January 1, 2012 be tracked in a memorandum account and, to the extent included in rates, collected subject to refund. The order also states that the CPUC will determine whether to order the immediate removal, effective as of the date of the order, of all costs related to San Onofre from SCE's rates, with placement of those costs in a deferred debit account pending the return of one or both Units to useful service, or other possible action. SCE will file its response to the order by November 26, 2012. SCE must also file testimony by December 10, 2012 detailing proposed rate adjustments due to the outages, including the amount of San Onofre costs in current rates, the amount to be removed, if any, the effective date, and related information. A pre-hearing conference will be scheduled early in 2013 after the issuance of a Scoping Memo by the Assigned Commissioner.
In parallel with the order instituting investigation, the 2012 GRC proposed decision would, if adopted, require SCE to track San Onofre-related costs in a memorandum account subject to refund, beginning January 1, 2012. SCE would be required by January 30, 2013 to file an application for reasonableness review of these costs and the proposed decision would allow that application to be consolidated with other proceedings. The 2012 GRC proposed decision also approves expenditures incurred through 2011 for the high pressure turbine project, but disallows recovery for post-2011 expenditures associated with the project and directs SCE to record those costs in either the memorandum account or seek future rate recovery in the next GRC. SCE anticipates that the inter-relationship between the Section 455.5 process and the issues to be reviewed in the investigation or pursuant to a final decision in the GRC will be addressed by the CPUC as it continues to develop the scope of the issues to be consolidated within the investigation.
The steam generators were designed and supplied by MHI and are warranted for an initial period of 20 years from acceptance. MHI is contractually obligated to repair or replace defective items and to pay specified damages for certain repairs. SCE's purchase contract with MHI states that MHI's liability under the purchase agreement is limited to $138 million and excludes consequential damages, defined to include "the cost of replacement power." Such limitations in the contract are subject to applicable exceptions. In September 2012, SCE submitted an invoice to MHI for costs paid through June 30, 2012 in the amount of $45 million for both SCE's and the other co-owners' share of steam generator repair costs. SCE expects to continue to invoice MHI for costs incurred. No amounts have been recognized in the financial statements as of September 30, 2012.
San Onofre carries both property damage and outage insurance issued by Nuclear Electric Insurance Limited (“NEIL”) and has placed NEIL on notice of potential claims for loss recovery. In October 2012, SCE filed separate proofs of loss for Unit 2 and Unit 3 under the outage policy. Pursuant to these proofs of loss SCE is seeking the weekly indemnity amounts provided under the policy for each Unit. Because the outage is ongoing, SCE will supplement these proofs of loss in the future. No amounts have been recognized in SCE's financial statements, pending further actions by NEIL. To the extent any costs are recovered under the outage policy, SCE expects to refund those amounts to ratepayers through the ERRA balancing account.
SCE will pursue recoveries arising from available agreements, but there is no assurance that SCE will recover all of its applicable costs pursuant to these arrangements.
CPSD Investigations
San Gabriel Valley Windstorm Investigation
In November 2011, a windstorm resulted in significant damage to SCE’s electric system and service outages for SCE customers primarily in the San Gabriel Valley. The CPUC directed its Consumer Protection and Safety Division (“CPSD”) to conduct an investigation focused on the cause of the outages, SCE’s service restoration effort, and SCE’s customer communications during the outages. The CPSD issued its preliminary report on February 1, 2012. The report asserts that SCE and others with whom SCE shares utility poles violated certain CPUC safety rules applicable to overhead line construction, maintenance and operation, which may have caused the failures of affected poles and supporting cables. The report also concludes that SCE’s restoration time was not adequate and makes other assertions. Additionally, the report contends that SCE violated CPUC rules by failing to preserve evidence relevant to the investigation when it did not retain damaged poles that were replaced following the windstorm. If the CPUC issues an OII regarding this matter and SCE is found to have violated any CPUC rules, it could face penalties. SCE is unable to estimate a possible loss or range of loss associated with any penalties that may be imposed by the CPUC on SCE.
The proposed decision in SCE’s 2012 GRC would direct SCE to, among other things, make an assessment of a representative sampling of its loaded poles to determine their conformance with current legal standards and report by January 31, 2013 on the results of this assessment. The cost of any large scale review of poles or other equipment for safety compliance, as well as any remediation measures required to assure compliance, could be significant.
Malibu Fire Order Instituting Investigation
Following a 2007 wildfire in Malibu, California, the CPUC issued an OII to determine if any statutes, CPUC general orders, rules or regulations were violated by SCE or telecomm providers (“OII Respondents”) that shared the use of three failed power poles in the wildfire area. The CPSD has alleged, among other things, that the poles were overloaded, that the OII Respondents violated the CPUC's rules governing the design, construction and inspection of poles and misled the CPUC during its investigation of the fire, and that SCE failed to preserve evidence relevant to the investigation. In October 2011, the CPSD proposed that the OII Respondents be assessed penalties of approximately $99 million, with SCE being allocated approximately $50 million of the total. SCE has denied the allegations and believes the proposed penalties are excessive. In September 2012, the CPUC approved a partial settlement between the CPSD and three telecomm providers, leaving SCE and a non-settling telecomm provider as the remaining respondents. The partial settlement did not resolve any of the claims against SCE or the remaining telecomm provider.

Four Corners New Source Review Litigation
In October 2011, four private environmental organizations filed a CAA citizen lawsuit against the co-owners of Four Corners. The complaint alleges that certain work performed at the Four Corners generating units 4 and 5, over the approximate periods of 1985-1986 and 2007-present, constituted plant “major modifications” and the plant's failure to obtain permits and install best available control technology ("BACT") violated the PSD requirements and the New Source Performance Standards of the CAA. The complaint also alleges subsequent and continuing violations of BACT air emissions limits. The lawsuit seeks injunctive and declaratory relief, civil penalties, including a mitigation project and litigation costs. In November 2010, SCE entered into an agreement to sell its ownership interest in generating units 4 and 5 to APS. The sale is subject to certain closing conditions, including APS obtaining a long-term fuel supply agreement for the plant, and is expected to close no earlier than December 2012. Under the agreement SCE would remain responsible for its pro rata share of certain environmental liabilities, including penalties arising from environmental violations prior to the sale, but SCE would not be liable for any costs of installing BACT or other costs related to continuing or extending Four Corners operations. SCE is unable to estimate a possible loss or range of loss associated with this matter.
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
At September 30, 2012, Edison International's recorded estimated minimum liability to remediate its 27 identified material sites (sites in which the upper end of the range of the costs is at least $1 million) at SCE (25 sites) and EME (2 sites related to Midwest Generation) was $121 million, of which $113 million was related to SCE, including $78 million related to San Onofre. In addition to its identified material sites, SCE also has 33 immaterial sites for which the total minimum recorded liability was $3 million. Of the $116 million total environmental remediation liability for SCE, $113 million has been recorded as a regulatory asset. SCE expects to recover $31 million through an incentive mechanism that allows SCE to recover 90% of its environmental remediation costs at certain sites (SCE may request to include additional sites) and $82 million through a mechanism that allows SCE to recover 100% of the costs incurred at certain sites through customer rates. Edison International's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that Edison International may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites.
The ultimate costs to clean up Edison International's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. Edison International believes that, due to these uncertainties, it is reasonably possible that cleanup costs at the identified material sites and immaterial sites could exceed its recorded liability by up to $185 million and $6 million, respectively, all of which is related to SCE. The upper limit of this range of costs was estimated using assumptions least favorable to Edison International among a range of reasonably possible outcomes.
SCE expects to clean up and mitigate its identified sites over a period of up to 30 years. Remediation costs for 2012 and in each of the next four years are expected to range from $7 million to $14 million. Costs incurred for the nine months ended September 30, 2012 and 2011 were $5 million and $9 million, respectively.
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
Wildfire Insurance
Severe wildfires in California have given rise to large damage claims against California utilities for fire-related losses alleged to be the result of the failure of electric and other utility equipment. Invoking a California Court of Appeal decision, plaintiffs pursuing these claims have relied on the doctrine of inverse condemnation, which can impose strict liability (including liability for a claimant's attorneys' fees) for property damage. On September 15, 2012, SCE's parent, Edison International, renewed its insurance coverage, which included coverage for SCE's wildfire liabilities up to a $550 million limit (with a self-insured retention of $10 million per wildfire occurrence). Various coverage limitations within the policies that make up the insurance coverage could result in additional self-insured costs in the event of multiple wildfire occurrences during the policy period (September 15, 2012 to August 31, 2013). SCE may experience coverage reductions and/or increased insurance costs in future years. No assurance can be given that future losses will not exceed the limits of SCE's insurance coverage.
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

Note 10.    Environmental Developments
Cross-State Air Pollution Rule
In August 2012, the U.S. Court of Appeals for the District of Columbia Circuit vacated the US EPA's Cross-State Air Pollution Rule ("CSAPR") and directed the US EPA to continue administering the Clean Air Interstate Rule pending the promulgation of a valid replacement. In October 2012, the US EPA filed a petition seeking to have the decision reviewed by the full District of Columbia Circuit.
Hazardous Air Pollutant Regulations
In December 2011, the US EPA announced the Mercury and Air Toxics Standards rule, limiting emissions of hazardous air pollutants from coal- and oil-fired electrical generating units. The rule was published in the Federal Register on February 16, 2012, and became effective on April 16, 2012. A number of parties have filed notices of appeal challenging the rule.
Greenhouse Gas Regulation
In March 2012, the US EPA announced proposed carbon dioxide emissions limits for new power plants. The status of the US EPA's efforts to develop greenhouse gas emissions performance standards for existing plants is unknown.
In June 2012, the U.S. Court of Appeals for the D.C. Circuit dismissed the challenge by industry groups and some states to the Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule, known as the "GHG tailoring rule." In August 2012, states and industry groups challenging the rule filed a petition seeking to have the decision reviewed by the full District of Columbia Circuit.
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
In September 2012, a three-judge panel of the U.S Court of Appeals for the Ninth Circuit affirmed the dismissal of a case brought against Edison International and other defendants, by the Alaskan Native Village of Kivalina. In October 2012, the plaintiffs requested a rehearing by a larger panel of Ninth Circuit judges.
Note 11.    Accumulated Other Comprehensive Loss
Edison International's accumulated other comprehensive loss consists of:

(in millions)	Unrealized Loss on Cash Flow Hedges	Pension and PBOP – Net Gain (Loss)	Pension and PBOP – Prior Service Cost	Accumulated Other Comprehensive Loss
Balance at December 31, 2011	$(34)	$(100)	$(5)	$(139)
Change for 2012	(38)	9	—	(29)
Balance at September 30, 2012	$(72)	$(91)	$(5)	$(168)
Included in accumulated other comprehensive loss at September 30, 2012 was $7 million, net of tax, of unrealized gains on commodity-based cash flow hedges, and $79 million, net of tax, of unrealized losses related to interest rate hedges. The maximum period over which a commodity cash flow hedge is designated is through December 31, 2013.

Unrealized gains on commodity hedges consist of futures and forward electricity contracts that qualify for hedge accounting. These gains arise because current forecasts of future electricity prices in these markets are lower than the contract prices. Approximately $3 million of unrealized gains on cash flow hedges, net of tax, are expected to be reclassified into earnings during the next 12 months. Management expects that reclassification of net unrealized gains will increase energy revenues recognized at market prices. Actual amounts ultimately reclassified into earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions.
Note 12.    Supplemental Cash Flows Information
Edison International's supplemental cash flows information is:

	Nine months ended September 30,
(in millions)	2012	2011
Cash payments (receipts) for interest and taxes:
Interest – net of amounts capitalized	$550	$529
Tax refunds – net	(71)	(330)
Noncash investing and financing activities:
Details of debt exchange:
Pollution-control bonds redeemed	$—	$(86)
Pollution-control bonds issued	—	86
Dividends declared but not paid:
Common stock	$106	$104
Preferred and preference stock	6	12
Accrued capital expenditures at September 30, 2012 and 2011 were $431 million and $393 million, respectively. Accrued capital expenditures will be included as an investing activity in the consolidated statements of cash flow in the period paid.
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

Note 14.    Regulatory Assets and Liabilities
Regulatory Assets
Regulatory assets included on the consolidated balance sheets are:

(in millions)	September 30, 2012	December 31, 2011
Current:
Regulatory balancing accounts	$108	$223
Energy derivatives	141	264
Other	1	7
Total Current	250	494
Long-term:
Deferred income taxes – net	2,148	2,020
Pensions and other postretirement benefits	1,657	1,703
Energy derivatives	573	487
Unamortized investments – net	484	484
Unamortized loss on reacquired debt	233	249
Nuclear-related investment – net	145	156
Regulatory balancing accounts	102	69
Other	335	298
Total Long-term	5,677	5,466
Total Regulatory Assets	$5,927	$5,960
Regulatory Liabilities
Regulatory liabilities included on the consolidated balance sheets are:

(in millions)	September 30, 2012	December 31, 2011
Current:
Regulatory balancing accounts	$478	$661
Other	15	9
Total Current	493	670
Long-term:
Costs of removal	2,745	2,697
Asset Retirement Obligations	1,378	1,105
Regulatory balancing accounts	1,119	864
Other	7	4
Total Long-term	5,249	4,670
Total Regulatory Liabilities	$5,742	$5,340

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
The following table sets forth amortized cost and fair value of the trust investments:

		Amortized Cost		Fair Value
(in millions)	Longest Maturity Dates	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Stocks	—	$957	$865	$2,227	$1,899
Municipal bonds	2054	520	625	654	756
U.S. government and agency securities	2042	526	516	589	580
Corporate bonds	2054	287	259	374	317
Short-term investments and receivables/payables	One-year	147	38	153	40
Total		$2,437	$2,303	$3,997	$3,592
Trust fund earnings (based on specific identification) increase the trust fund balance and the ARO regulatory liability. Proceeds from sales of securities (which are reinvested) were $428 million and $962 million for the three months ended September 30, 2012 and 2011, respectively, and $1.5 billion and $2.1 billion for the nine months ended September 30, 2012 and 2011, respectively. Unrealized holding gains, net of losses, were $1.6 billion and $1.3 billion at September 30, 2012 and December 31, 2011, respectively.
The following table sets forth a summary of changes in the fair value of the trust:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2012	2011	2012	2011
Balance at beginning of period	$3,810	$3,657	$3,592	$3,480
Gross realized gains	13	46	54	81
Gross realized losses	—	(5)	(5)	(5)
Unrealized gains (losses) – net	156	(305)	272	(199)
Other-than-temporary impairments	(7)	(22)	(30)	(35)
Interest, dividends, contributions and other	25	22	114	71
Balance at end of period	$3,997	$3,393	$3,997	$3,393
Due to regulatory mechanisms, earnings and realized gains and losses (including other-than-temporary impairments) have no impact on operating revenue or earnings.

Note 16.    Other Income and Expenses
Other income and expenses are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2012	2011	2012	2011
Other income:
Equity allowance for funds used during construction	$23	$18	$71	$74
Increase in cash surrender value of life insurance policies	6	6	20	19
Other	7	2	12	10
Total utility other income	36	26	103	103
Competitive power generation and other income	1	1	2	7
Total other income	$37	$27	$105	$110
Other expenses:
Civic, political and related activities and donations	$5	$6	$22	$21
Other	4	4	14	14
Total utility other expenses	9	10	36	35
Competitive power generation and other expenses	1	1	—	2
Total other expenses	$10	$11	$36	$37
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
Note 18.    Discontinued Operations
On September 21, 2012, Homer City and an affiliate of GECC entered into the Homer City MTA for the divestiture by Homer City of substantially all of its remaining assets and certain specified liabilities. On October 3, 2012, GECC entered into a Plan Support Agreement ("the PSA") with the holders of approximately 76% of the outstanding principal amount of the secured lease obligation bonds issued by Homer City Funding, LLC as part of the original sale-leaseback transaction. Under the PSA, the parties committed to support and implement a reorganization plan of Homer City Funding, LLC and to solicit votes on a prepackaged plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code. On October 5, 2012, GECC commenced the solicitation. Homer City Funding, LLC is an affiliate of GECC and not related to Homer City or any other EME affiliate.
Completion of the Homer City MTA is subject to the satisfaction of a number of closing conditions, including the successful restructuring and reorganization of Homer City Funding, LLC and receipt of the regulatory approvals required for the transfer of the Homer City plant to GECC. If an agreement to modify the terms of the bonds is not approved and consummated or if other closing conditions of the Homer City MTA are not met, Homer City may become the subject of bankruptcy proceedings.
EME recorded an impairment charge of $1.03 billion related to Homer City's long-lived assets during the fourth quarter of 2011. Beginning in the third quarter of 2012, Homer City met the definition of a discontinued operation and was classified separately in Edison International's consolidated financial statements. EME recorded a $113 million charge ($68 million after tax) to write down assets held for sale to net realizable value during the third quarter of 2012.

Summarized results of discontinued operations are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2012	2011	2012	2011
Total operating revenues	$121	$159	$303	$409
Total operating expenses	(138)	(134)	(385)	(409)
Asset impairment and other charges	(113)	—	(134)	—
Other income (expense)	5	2	7	(1)
Income (loss) before income taxes	(125)	27	(209)	(1)
Provision (benefit) for income taxes	(49)	12	(80)	2
Income (loss) from operations of discontinued operations	$(76)	$15	$(129)	$(3)
The assets and liabilities associated with the discontinued operations are segregated on the consolidated balance sheets at September 30, 2012 and December 31, 2011. The carrying amount of the major components of asset and liability of discontinued operations are as follows:

(in millions)	September 30, 2012	December 31, 2011
Cash and cash equivalents	$55	$79
Other current assets	114	128
Carrying value adjustment	(108)	—
Total current assets	61	207
Other long-term assets	—	45
Assets of discontinued operations	61	252
Total current liabilities	61	27
Other long-term liabilities	—	9
Liabilities of discontinued operations	$61	$36
Note 19.    EME Liquidity and Restructuring Activities
At September 30, 2012, EME, and its subsidiaries without contractual dividend restrictions, had corporate cash and cash equivalents of $627 million, which includes Midwest Generation's cash and cash equivalents of $142 million. At September 30, 2012, EME had $3.7 billion of unsecured notes outstanding, $500 million of which mature in June 2013.
EME continues to experience operating losses due to low realized energy and capacity prices, high fuel costs and low generation at the Midwest Generation plants. Forward market prices indicate that these trends are expected to continue for a number of years. As a result, EME expects that it will incur further reductions in cash flow and losses in the current year and in subsequent years. A continuation of these adverse trends coupled with pending debt maturities and the need to retrofit its Midwest Generation plants to comply with governmental regulations will exhaust EME's liquidity. Consequently, EME has been considering all options available to it, including potential sales of assets, restructuring, reorganization of its capital structure, or conservation of cash that would be applied otherwise to the payment of obligations.
In June 2012, EME entered into non-disclosure and engagement agreements with advisors representing holders of a majority in principal amount of its unsecured bonds for the purpose of engaging in discussions with such advisors and Edison International regarding EME's financial condition. In October 2012, EME and Edison International entered into non-disclosure agreements with certain of the clients of such advisors to facilitate further discussions. Discussions with the bondholders' advisors have been ongoing. In addition, EME and Midwest Generation have entered into a non-disclosure agreement with an advisor representing a majority in principal amount of Midwest Generation's senior lease obligation bonds.
Based on current projections, EME is not expected to have sufficient liquidity to repay the $500 million debt obligation due in June 2013. On November 15, 2012, $97 million of interest payments are due on unsecured EME bonds maturing in 2017, 2019 and 2027, and there is no assurance payment will be made. EME's unsecured bonds generally provide for a 30-day grace period for interest payments. EME's failure to pay indebtedness under its unsecured bonds would likely result in EME's filing for protection under Chapter 11 of the U.S. Bankruptcy Code, which would trigger cross defaults under EME's guarantee of the lease obligations of Midwest Generation, as well as Midwest Generation's own obligations under the lease and under instruments governing the senior lease obligation bonds, and which could potentially give rise to counterparty rights and remedies under other documents.
Under the applicable accounting standards, Edison International would no longer consolidate EME for financial reporting purposes if it filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code, as Edison International would no longer have a controlling financial interest for accounting purposes. In order to deconsolidate EME for financial reporting purposes, the carrying values of the assets and liabilities of EME would be removed from Edison International's consolidated balance sheets as of the bankruptcy filing date and the investment in EME would be recorded at its estimated fair value. Any loss would be recognized in an amount equal to the excess of the book value of Edison International's investment in EME over the fair value of such investment. At September 30, 2012, the book value of Edison International's investment in EME was $1.24 billion. Any amounts recorded as part of accumulated other comprehensive loss related to EME would be recognized as a loss upon deconsolidation. At September 30, 2012, the amount recorded as accumulated other comprehensive loss related to EME was $128 million. In addition, Edison International would record any liabilities due to EME and certain liabilities that are joint and several with EME, including liabilities for uncertain tax positions taken in consolidated or combined tax returns of Edison International that are otherwise not resolved through the tax-allocation agreement and certain retirement plans. Under current regulations, during bankruptcy, EME would continue to be consolidated with Edison International for federal income tax purposes until a change in ownership occurred.
Note 20.    Business Segments
The following is information (including the elimination of intercompany transactions) related to Edison International's reportable segments:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2012	2011	2012	2011
Operating Revenue:
Electric utility	$3,731	$3,386	$8,794	$8,063
Competitive power generation	340	437	1,009	1,277
Parent and other[2]	(1)	(1)	(3)	(3)
Consolidated Edison International	$4,070	$3,822	$9,800	$9,337
Net Income (Loss) attributable to Edison International:
Electric utility	$363	$406	$736	$838
Competitive power generation[1]	(137)	33	(331)	(17)
Parent and other[2]	(36)	(13)	(48)	(19)
Consolidated Edison International	$190	$426	$357	$802
Segment balance sheet information was:

(in millions)	September 30, 2012	December 31, 2011
Total Assets:
Electric utility	$43,059	$40,315
Competitive power generation	7,934	8,392
Parent and other[2]	(448)	(668)
Consolidated Edison International	$50,545	$48,039

[1]
Includes earnings (losses) from discontinued operations of $(76) million and $15 million for the three months ended September 30, 2012 and 2011, respectively, and $(129) million and $(3) million for the nine months ended September 30, 2012 and 2011, respectively.

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

•
environmental laws and regulations, at both state and federal levels, or changes in the application of those laws, that could require additional expenditures or otherwise affect the cost and manner of doing business, including compliance with CPS, CAIR and the MATS rule;

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

•
risk that Units 2 and/or Unit 3 at San Onofre may not recommence operations or may require extensive repairs or replacement of the steam generators; with the cost of the related outcome not being recoverable from SCE's supplier, insurance coverage or through regulatory processes;

•	ability of EME to meet its liquidity requirements, restructure its debt obligations and stabilize its capital structure during periods of operating losses and capital spending programs;

•
completion of the transactions for the divestiture of Homer City's leasehold interest and related assets and liabilities pursuant to the terms of the Homer City MTA between Homer City and GECC, and the timing and structure of such transactions;

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

•	effects of legal proceedings, changes in or interpretations of tax laws, rates or policies;

•	potential for penalties or disallowances caused by non-compliance with applicable laws and regulations;

•	cost and availability of coal, natural gas, fuel oil, and nuclear fuel, and related transportation to the extent not recovered through regulated rate cost escalation provisions or balancing accounts;

•	cost and availability of emission credits or allowances for emission credits;

•	transmission congestion in and to each market area and the resulting differences in prices between delivery points;

•	ability to provide sufficient collateral in support of hedging activities and power and fuel purchased;

•	risk that competing transmission systems will be built by merchant transmission providers in SCE's service area; and

•	weather conditions and natural disasters.
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
The MD&A for the three- and nine-month periods ended September 30, 2012 discusses material changes in the consolidated financial condition, results of operations and other developments of Edison International since December 31, 2011, and as compared to the three- and nine-month periods ended September 30, 2011. This discussion presumes that the reader has read or has access to Edison International's MD&A for the calendar year 2011 (the "year-ended 2011 MD&A"), which was included in the 2011 Form 10-K.

EDISON INTERNATIONAL OVERVIEW
Highlights of Operating Results

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2012	2011	Change	2012	2011	Change
Net Income (Loss) attributable to Edison International
SCE	$363	$406	$(43)	$736	$838	$(102)
EMG	(137)	33	(170)	(331)	(17)	(314)
Edison International Parent and Other	(36)	(13)	(23)	(48)	(19)	(29)
Edison International Consolidated	190	426	(236)	357	802	(445)
Less: Non-Core Items
EMG – Gain on sale of lease interest	31	—	31	31	—	31
EME's discontinued operations	(76)	15	(91)	(129)	(3)	(126)
Total non-core items	(45)	15	(60)	(98)	(3)	(95)
Core Earnings (Losses)
SCE	363	406	(43)	736	838	(102)
EMG	(92)	18	(110)	(233)	(14)	(219)
Edison International Parent and Other	(36)	(13)	(23)	(48)	(19)	(29)
Edison International Consolidated	$235	$411	$(176)	$455	$805	$(350)
Edison International's earnings are prepared in accordance with generally accepted accounting principles used in the United States. Management uses core earnings by principal operating subsidiary internally for financial planning and for analysis of performance. Core earnings (losses) by principal operating subsidiary are also used when communicating with analysts and investors regarding Edison International's earnings results to facilitate comparisons of the Company's performance from period to period. Core earnings (losses) are a non-GAAP financial measure and may not be comparable to those of other companies. Core earnings (losses) are defined as earnings attributable to Edison International shareholders less income or loss from discontinued operations and income or loss from significant discrete items that management does not consider representative of ongoing earnings, such as: exit activities, including lease terminations, sale of certain assets, early debt extinguishment costs and other activities that are no longer continuing; asset impairments and certain tax, regulatory or legal settlements or proceedings. EMG classified the results of Homer City, including the costs incurred in connection with the expected divestiture, as non-core for both the three and nine months ended 2012 and 2011 due to the plan described below to transition ownership of the leasehold interest to the owner-lessors.
SCE's 2012 core earnings decreased $43 million and $102 million for the quarter and year-to-date, respectively. Core earnings in both periods decreased primarily due to a delay in the 2012 CPUC General Rate Case decision as higher depreciation and net interest expenses are not being recovered in currently authorized revenue, as well as higher costs at San Onofre. SCE has incurred $48 million and $96 million of incremental steam generator inspection and repair costs related to outages at San Onofre for the quarter and year-to-date periods in 2012, respectively, and $30 million in severance costs. These costs were partially offset by other operations and maintenance cost reductions in both periods. The revenue requirement ultimately adopted by the CPUC will be retroactive to January 1, 2012.
EMG's 2012 core losses increased $110 million and $219 million for the quarter and year-to-date, respectively. The increase in core losses was primarily due to lower average realized energy and capacity prices and lower generation at the Midwest Generation plants, decreased earnings from natural gas-fired projects and lower income tax benefits.
Edison International Parent and Other core losses increased $23 million and $29 million for the quarter and year-to-date, respectively. The increase in core losses was primarily due to higher consolidated state income taxes.

Consolidated non-core items for 2012 and 2011 for Edison International included:

•
$113 million pre-tax charge ($68 million after tax) associated with the divestiture by Homer City of substantially all of its remaining assets and certain specified liabilities. Pursuant to the Homer City MTA, beginning in the third quarter of 2012, Homer City met the definition of a discontinued operation and was classified separately in Edison International's consolidated statement of operations.

•
In August 2012, Edison Capital sold its lease interest in Unit No. 2 of the Beaver Valley Nuclear Power Plant to a third party for $108 million and recorded a pre-tax gain of $65 million ($31 million after tax).

Management Overview of SCE
2012 CPUC General Rate Case
As discussed in the year-ended 2011 MD&A, SCE's 2012 GRC application, which requested a 2012 base rate revenue requirement of $6.29 billion, has been under submission to the CPUC.
On October 19, 2012, the CPUC assigned administrative law judge issued a proposed decision, which, if adopted, would result in a 2012 base rate revenue requirement of $5.69 billion, a decrease of $601 million from SCE's requested revenue requirement, primarily related to decreases in operations and maintenance expenses with some plant-related capital reductions, including potential disallowances of recorded capital investments for specific projects. The proposed decision, if adopted, would result in an increase of approximately $400 million over currently authorized revenue. The proposed decision approves San Onofre costs subject to refund and reasonableness review and includes a requirement to track those costs in a memorandum account. See “—San Onofre” below for further information. The proposed decision also accepts SCE's requested rate-making treatment of tax repair deductions. See "Edison International Notes to Consolidated Financial Statements—Note 7. Income Taxes" for further discussion.
The proposed decision would allow a post-test year ratemaking methodology that escalates capital additions by 3.05% for 2013 and 2.93% for 2014. It would also allow operations and maintenance expense to be escalated for 2013 and 2014 through the use of various escalation factors for labor, non-labor and medical expenses. The methodology adopted in the proposed decision would result in a revenue requirement of $6.08 billion for 2013 and $6.43 billion for 2014.
SCE is currently recognizing revenue largely based on the 2011 authorized revenue requirement. The CPUC has authorized the establishment of a GRC memorandum account, which will make the 2012 revenue requirement ultimately adopted by the CPUC effective as of January 1, 2012.
SCE is required to file comments within 20 days of receiving the proposed decision. The final CPUC decision could result in material changes to the proposed decision. A final CPUC decision is expected by year end.
2013 Cost of Capital Application
In June 2012, the CPUC issued an order in the 2013 Cost of Capital proceeding consolidating SCE's 2013 application with the three other California investor-owned utilities' applications and splitting the proceeding into two phases. The first phase will address the 2013 ratemaking capital structure and cost of capital for the utilities and contemplates a final decision in December 2012. The second phase will consider whether the current multi-year mechanism should be continued or modified. A final decision for the second phase is expected in April 2013.
SCE's 2013 cost of capital application, which was filed in April 2012, requested a ratemaking capital structure of 43% long-term debt, 9% preferred equity and 48% common equity consistent with the current capital structure. In October 2012, SCE submitted an update to its requested cost of capital further reducing its current cost of capital as follows: cost of long-term debt from 6.22% to 5.49%, authorized cost of preferred equity from 6.01% to 5.79% and authorized return on common equity from 11.5% to 11.1%. The application also requested the continuation of the current multi-year mechanism, which would have retained the authorized capital structure through 2015 with annual adjustments of the cost components if certain thresholds are reached.
San Onofre
Outage, Inspection and Repair Issues
As discussed in the 2011 Form 10-K, four replacement steam generators were installed at San Onofre Units 2 and 3 in 2010 and 2011, respectively. In the first quarter of 2012, a water leak suddenly occurred in one of the heat transfer tubes in San Onofre's Unit 3 steam generators. Unit 3 was safely taken off-line. At the time, San Onofre Unit 2 was off-line for a planned outage when areas of unexpected wear in some of its heat transfer tubes were found. Both Units have remained off-line for extensive inspections, testing and analysis of their steam generators. Each Unit will be restarted only when and if SCE determines that it is safe to do so and when start-up has been approved by the NRC pursuant to the terms of a Confirmatory Action Letter (“CAL”) issued by the NRC in March 2012. The CAL requires NRC permission to restart Unit 2 and Unit 3 and outlines actions SCE must complete before permission to restart either Unit may be sought. In October 2012, SCE submitted to the NRC a response to the CAL and restart plans for Unit 2 as described below.
Tube Leak and Repairs
The water leak in the Unit 3 steam generator was caused by excessive wear resulting from tube-to-tube contact in the area of the leak. During the inspection and testing of the Unit 3 steam generators, additional pressure tests of certain tubes were completed to determine the safety significance of the wear. Eight of the 129 tubes subjected to the additional tests failed the tests for structural integrity as a result of excessive wear, and the NRC was notified as required. The same areas were re-inspected in the Unit 2 steam generators using a more sensitive inspection method than had previously been employed, and similar wear from tube-to-tube contact was found on two tubes in one of the steam generators at wear levels below the detection capability of the initial inspection. Earlier tests performed on the Unit 2 steam generators during the planned outage additionally found levels of unexpected wear at points where some tubes were in contact with retainer bars of the tube support structure. Subsequent inspections on Unit 3 found similar tube-to-support structure wear.
As a result of these findings, SCE has plugged and removed from service all tubes showing excessive wear in each of the steam generators. In addition, SCE preventively plugged all tubes in contact with retainer bars or in the area of the tube bundles where tube-to-tube contact occurred. Each steam generator has over 9,700 heat transfer tubes and is designed to include sufficient tubes to accommodate a need to remove some from service for a variety of reasons, and the tubes that SCE has removed from service are within this margin.
A team of outside experts was assembled to assist SCE and Mitsubishi Heavy Industries, Inc. (“MHI”), the manufacturer of the steam generators, in the analysis of the causes of the tube-to-tube wear and potential remedial actions. As a result of their work, SCE understands that the tube-to-tube contact arises from excessive vibration of the tubes in certain areas of the steam generators. The excessive vibration that caused the tube-to-tube wear on Unit 3 resulted from a phenomenon called fluid elastic instability. This phenomenon arises from a combination of thermal hydraulic conditions (steam velocity and moisture content of the steam), and ineffectiveness of the tube supports in the areas where the vibration occurs. Unit 2 is susceptible to the same thermal hydraulic conditions as Unit 3, but the Unit 2 supports largely remained effective for the entire time that it operated as compared to Unit 3. This difference is likely the result of manufacturing differences between the pairs of steam generators in the two Units.
SCE's restart plans for Unit 2 and its response to the CAL are based on work done by engineering groups of three independent firms with expertise in steam generator design and manufacturing. Restart plans for only Unit 2 were submitted because of the extensive tube-to-tube wear in Unit 3, which was not experienced in Unit 2 (in which only one point of tube-to-tube wear between two tubes was identified). Using different methodologies, each independent outside engineering group concluded that it would be safe to restart Unit 2 and operate at a reduced power level (70%) for approximately five months, followed by a mid-cycle scheduled outage. The power level is being reduced to avoid the steam velocity and moisture content conditions that cause fluid elastic instability. The five month operating period is less than half the time Unit 3 operated and was validated by the independent experts as providing a safety margin to provide assurance of safe operation. In addition to these requirements, the restart plan covers repairs, corrective actions and operating parameters and also includes additional monitoring, detection and response activities.
Inasmuch as Unit 3 had much more tube-to-tube wear than Unit 2, it is not clear at this time whether Unit 3 will be able to restart without extensive additional repairs and corrective actions. Unit 3 will not restart this year and it is uncertain when or whether a restart plan will be submitted. The Unit 3 reactor is de-fueled and SCE is placing appropriate systems in a lay-up condition while analysis and testing continue. SCE is also engaged in the analysis of what repairs, if any, could be undertaken to restore the steam generators on both Units to their originally specified capabilities safely, but it has not determined what those repairs might be or whether the generators will need to be replaced for the Units to operate at their prior output levels. Each Unit will only be restarted when any necessary repairs and appropriate mitigation plans for that Unit are completed in accordance with the CAL, and the NRC and SCE are satisfied that it is safe to do so.
NRC Processes
The timing of restart of the Units will also be affected by the nature of and schedule for regulatory processes required by the NRC. There is no set or predetermined time period for approval of Unit 2's proposed restart, and, accordingly, there can be no assurance about the length of time the NRC may take to review SCE's request to restart or whether any such request would be granted in whole or in part.

The NRC will conduct one or more on-site inspections to verify that SCE has performed the actions described in the CAL response and will hold public meetings to discuss the CAL response as well as the results of the on-site inspections. There is no timeline for the NRC's review of the CAL response. It is also possible that one or more amendments to the NRC operating license for San Onofre might be required (whether or not as a prerequisite to return a Unit to safe operation). The NRC could also choose to impose additional processes and assessments that could result in significant costs or additional delay.
Following the failure of pressure tests on the eight tubes in Unit 3, the NRC launched an Augmented Inspection Team (“AIT”) to assess the tube failures and their causes, SCE's operation of the Units, and SCE's oversight of the design, fabrication, shipping, and construction process. In July 2012, the NRC issued a report providing the results of the AIT inspection. That report concluded that the replacement steam generators' design and configuration did not provide the necessary margin to prevent fluid elastic instability and that these deficiencies appear to be related to MHI's computer code used to model thermal hydraulic conditions in the steam generators. The report further stated that SCE was adequately pursuing the causes of the unexpected steam generator tube-to-tube degradation. The AIT report also identified a number of as-yet unresolved issues that are continuing to be examined. The unresolved issues include further evaluation of manufacturing differences between Unit 2 and Unit 3, with particular focus on the control of critical dimensions affecting the clearances between tubes and tube supports. The NRC will conduct subsequent inspections or reviews to determine what, if any, regulatory actions result from these unresolved items. Should the NRC find a deficiency in SCE's performance, SCE could be subject to additional NRC actions, and the findings could be taken into consideration in the CPUC regulatory proceedings described below.
CPUC Review
Under California Public Utilities Code Section 455.5, SCE is required to notify the CPUC if either of the San Onofre Units has been out of service for nine consecutive months (not including preplanned outages). SCE will provide such notice to the CPUC on November 1, 2012 for Unit 3 and expects to do so by December 6, 2012 for Unit 2. The CPUC is required within 45 days of SCE's notice for a particular Unit to initiate an investigation to determine whether to remove from customer rates some or the entire revenue requirement associated with the portion of the facility that is out of service. From the initiation date of the investigation, such rates are collected subject to refund. Under Section 455.5 any determination to adjust rates is made after hearings are conducted in connection with the utility's next general rate case. If, after investigation and hearings, the costs associated with a Unit are disallowed recovery because it is out of service and the Unit is subsequently returned to service, rates may be readjusted to reflect that return to service after 100 continuous hours of operation.
In October 2012, in advance of SCE's required notification under Section 455.5, the CPUC issued an order instituting investigation that will consolidate all San Onofre issues in related regulatory proceedings and consider appropriate cost recovery for all San Onofre costs, including among other costs, the cost of the steam generator replacement project, market power costs, capital and operations and maintenance costs, and seismic study costs. The order requires that all San Onofre-related costs incurred on and after January 1, 2012 be tracked in a memorandum account and, to the extent included in rates, collected subject to refund. The order also states that the CPUC will determine whether to order the immediate removal, effective as of the date of the order, of all costs related to San Onofre from SCE's rates, with placement of those costs in a deferred debit account pending the return of one or both Units to useful service, or other possible action. SCE will file its response to the order by November 26, 2012. SCE must also file testimony by December 10, 2012 detailing proposed rate adjustments due to the outages, including the amount of San Onofre costs in current rates, the amount to be removed, if any, the effective date, and related information. A pre-hearing conference will be scheduled early in 2013 after the issuance of a Scoping Memo by the Assigned Commissioner.
In parallel with the order instituting investigation, the 2012 GRC proposed decision would, if adopted, require SCE to track San Onofre-related costs in a memorandum account subject to refund, beginning January 1, 2012. SCE would be required by January 30, 2013 to file an application for reasonableness review of these costs and the proposed decision would allow that application to be consolidated with other proceedings. The 2012 GRC proposed decision also approves expenditures incurred through 2011 for the high pressure turbine project, but disallows recovery for post-2011 expenditures associated with the project and directs SCE to record those costs in either the memorandum account or seek future rate recovery in the next GRC. SCE anticipates that the inter-relationship between the Section 455.5 process and the issues to be reviewed in the investigation or pursuant to a final decision in the GRC will be addressed by the CPUC as it continues to develop the scope of the issues to be consolidated within the investigation.
In addition to the amounts for inspection and repair and market power costs discussed below, SCE has collected through customer rates an estimated $625 million of revenue through third quarter 2012 (based on current authorized revenue requirements) associated with the plant. SCE's total 2012 San Onofre annual revenue requirement, including the 2012 GRC proposed decision, is approximately $820 million, made up of $170 million in refueling outage, nuclear fuel and decommissioning costs and $650 million for its direct operating and maintenance costs, depreciation and return on its investment in San Onofre Unit 2, Unit 3 and related common plant. At September 30, 2012, SCE's rate base and net investment associated with San Onofre were as set forth in the following table:

(in millions)	Unit 2	Unit 3	Common Plant	Total
Net investment
Net plant in service	$593	$418	$261	$1,272
Materials and supplies	—	—	99	99
Construction work in progress	77	141	76	294
Nuclear fuel	153	212	101	466
Net investment	$823	$771	$537	$2,131

Rate base
Net plant in service	$593	$418	$261	$1,272
Materials and supplies	—	—	99	99
Accumulated deferred income taxes	(95)	(45)	(66)	(206)
Amounts in rate base	$498	$373	$294	$1,165
In 2005, the CPUC authorized expenditures of approximately $525 million ($665 million after adjustment for inflation) for SCE's 78.21% share of San Onofre to purchase and install the four new steam generators in Units 2 and 3 and remove and dispose of their predecessors. SCE has spent $594 million through September 30, 2012 on the steam generator replacement project, including $95 million reflected in construction work in progress primarily related to the disposal of the replaced steam generators. Those expenditures remain subject to CPUC reasonableness review. Final costs for the project will not be known until after disposal of the original steam generators is completed.
As a result of outages associated with the steam generator inspection and repair, electric power and capacity normally provided by San Onofre are being purchased in the market by SCE (commencing on February 1 for Unit 3 and March 5 for Unit 2). Market costs through September 30, 2012 were approximately $221 million, net of avoided nuclear fuel costs, and are recoverable through the ERRA balancing account subject to CPUC reasonableness review. Because of the uncertainties associated with when and at what output levels the Units will or may be returned to service, total potential market power costs cannot be estimated at this time.
Through September 2012, SCE's share of incremental inspection and repair costs totaled $96 million for both Units. At September 30, 2012, the repairs to restart Unit 2 at the reduced power levels described above have been substantially completed. The costs for Unit 2 may increase following NRC review under the CAL and any new developments that may result from further analysis, testing and inspection, and there is no assurance that start-up of Unit 2 will occur as described above. Total incremental repair costs associated with returning Unit 3 to service, and returning both Units to service at originally specified capabilities safely, remain uncertain.
Contractual Matters
The steam generators were designed and supplied by MHI and are warranted for an initial period of 20 years from acceptance. MHI is contractually obligated to repair or replace defective items and to pay specified damages for certain repairs. SCE's purchase contract with MHI states that MHI's liability under the purchase agreement is limited to $138 million and excludes consequential damages, defined to include "the cost of replacement power." Such limitations in the contract are subject to applicable exceptions. In September 2012, SCE submitted an invoice to MHI for costs paid through June 30, 2012 in the amount of $45 million for both SCE's and the other co-owners' share of steam generator repair costs. SCE expects to continue to invoice MHI for costs incurred. No amounts have been recognized in the financial statements as of September 30, 2012.
San Onofre carries both property damage and outage insurance issued by Nuclear Electric Insurance Limited (“NEIL”) and has placed NEIL on notice of potential claims for loss recovery. The property damage policy (including excess coverage) provides insurance for certain costs and expenses resulting from “Accidental Property Damage” with a $2.5 million deductible and a $2.75 billion limit of liability. After a twelve week deductible period, the outage policy provides insurance for an outage caused by “Accidental Property Damage” of up to $3.5 million per week for each Unit (or $2.8 million per Unit per week if both Units are out because of the same "Accident"), with a $490 million limit for each Unit ($392 million each if both Units are out because of the same "Accident"). The NEIL policies have a number of exclusions and limitations that may reduce or eliminate coverage. For instance, coverage may be reduced or excluded if it is determined that the outage resulted from any condition which develops, progresses or changes over time, or from wear and tear. Further, costs to "make good" faulty workmanship or design and amounts collectible from third parties are excluded from the property damage policy. Proof of loss must be submitted within 12 months of the Accidental Property Damage under the property damage insurance and within 12 months of the end of the outage under the outage policy. In October 2012, SCE filed separate proofs of loss for Unit 2 and Unit 3 under the outage policy. Pursuant to these proofs of loss SCE is seeking the weekly indemnity amounts provided under the policy for each Unit. Because the outage is ongoing, SCE will supplement these proofs of loss in the future. No amounts have been recognized in SCE's financial statements, pending further actions by NEIL. To the extent any costs are recovered under the outage policy, SCE expects to refund those amounts to ratepayers through the ERRA balancing account. For further information, see "Edison International Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies."
SCE will pursue recoveries arising from available agreements, but there is no assurance that SCE will recover all of its applicable costs pursuant to these arrangements.
CAISO Summer Readiness Planning
In addition to providing up to 2,200 MW of electric power, San Onofre also provides significant reliability support to the electric grid, including support for grid voltage and stability. SCE continues to work with the CAISO to maintain grid reliability for summer 2013 and beyond while the San Onofre Units are out of service. SCE is supporting CAISO in its negotiations to obtain local grid voltage support. SCE has also accelerated certain transmission projects and will expand its demand response programs to help maintain grid reliability. The majority of these efforts are projects that are already included in SCE's capital expenditure plan, but their timing has been accelerated. In addition, SCE has proposed to the CAISO projects such as transmission line reconfiguration and installation of equipment to support voltage and stability. The projects, if approved could result in additional capital expenditures from $100 million to $125 million over the period 2013 – 2015.
Workforce Reduction
In August 2012, SCE announced plans for downsizing to bring the San Onofre organization and cost structure in line with industry peers. SCE plans to reduce the San Onofre workforce by 730 employees to 1,500 employees beginning in the fourth quarter of 2012 and continuing in 2013. At September 30, 2012, SCE had recorded $30 million in estimated cash severance costs (SCE's share) related to the non-represented employee workforce reduction.
Capital Program
During the first nine months of 2012, SCE's capital investment program focused on maintaining reliability and expanding the capability of SCE's transmission and distribution system; upgrading and constructing new transmission lines and substations; installing digital meters; and replacing generation asset equipment. Total capital expenditures (including accruals) were $2.6 billion during the first nine months of 2012 compared to $2.5 billion during the same period in 2011. SCE expects that 2012 capital expenditures will be below the lower end of the previously projected $4.4 billion to $5.0 billion range due to the delay in the GRC decision, the delay related to the Tehachapi Project and outages at San Onofre. However, SCE continues to project that 2012 – 2014 total capital expenditures will be in the range of $11.8 billion to $13.2 billion. Actual capital spending will be affected by: changes in regulatory, environmental and engineering design requirements; permitting and project delays; cost and availability of labor, equipment and materials; outcome of the San Onofre mitigation plans; and other factors.
Management Overview of EMG
EME Liquidity and Restructuring Activities
EME's operating loss increased significantly in the nine months ended September 30, 2012 compared to the same period in 2011, primarily due to lower capacity and average realized energy prices, reduced generation and higher fuel prices at the Midwest Generation plants. The abundance of low-priced natural gas has continued to result in increased competition from natural gas-fired generating units in the markets in which Midwest Generation operates, and generation has been correspondingly affected. In addition, effective January 1, 2012, a favorable long-term rail contract that supplied Midwest Generation's fleet expired and was replaced by a higher priced contract.
At September 30, 2012, EME, and its subsidiaries without contractual dividend restrictions, had corporate cash and cash equivalents of $627 million, which includes Midwest Generation's cash and cash equivalents of $142 million. At September 30, 2012, EME had $3.7 billion of unsecured notes outstanding, $500 million of which mature in June 2013.

EME continues to experience operating losses due to low realized energy and capacity prices, high fuel costs and low generation at the Midwest Generation plants. Forward market prices indicate that these trends are expected to continue for a number of years. As a result, EME expects that it will incur further reductions in cash flow and losses in the current year and in subsequent years. A continuation of these adverse trends coupled with pending debt maturities and the need to retrofit its Midwest Generation plants to comply with governmental regulations will exhaust EME's liquidity. Consequently, EME has been considering all options available to it, including potential sales of assets, restructuring, reorganization of its capital structure, or conservation of cash that would be applied otherwise to the payment of obligations.
In June 2012, EME entered into non-disclosure and engagement agreements with advisors representing holders of a majority in principal amount of its unsecured bonds for the purpose of engaging in discussions with such advisors and Edison International regarding EME's financial condition. In October 2012, EME and Edison International entered into non-disclosure agreements with certain of the clients of such advisors to facilitate further discussions. Discussions with the bondholders' advisors have been ongoing. In addition, EME and Midwest Generation have entered into a non-disclosure agreement with an advisor representing a majority in principal amount of Midwest Generation's senior lease obligation bonds.
Based on current projections, EME is not expected to have sufficient liquidity to repay the $500 million debt obligation due in June 2013. On November 15, 2012, $97 million of interest payments are due on unsecured EME bonds maturing in 2017, 2019 and 2027, and there is no assurance payment will be made. EME's unsecured bonds generally provide for a 30-day grace period for interest payments. EME's failure to pay indebtedness under its unsecured bonds will likely result in EME's filing for protection under Chapter 11 of the U.S. Bankruptcy Code, which would trigger cross defaults under EME's guarantee of the lease obligations of Midwest Generation, as well as Midwest Generation's own obligations under the lease and under instruments governing the senior lease obligation bonds, and which could potentially give rise to counterparty rights and remedies under other documents.
Bankruptcy proceedings could lead to a change of control of EME, which would, among other things, result in the termination of EME's tax-allocation agreement. At September 30, 2012, EME had recognized $635 million of net tax benefits based on continued ownership by Edison International and inclusion of EME in the consolidated income tax returns of Edison International and its subsidiaries. If realization is unlikely, EME would record a valuation allowance to reduce the carrying value of these assets and record a material charge against earnings. The termination of the tax-allocation agreement could adversely affect EME's long-term liquidity because realization of the value of tax benefits generated by EME could be deferred until such time that EME, or a subsequent owner of EME, had the ability to utilize such benefits. There is no assurance as to when, or whether, this might occur.
Under the applicable accounting standards, Edison International would no longer consolidate EME for financial reporting purposes if it filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code, as Edison International would no longer have a controlling financial interest for accounting purposes. In order to deconsolidate EME for financial reporting purposes, the carrying values of the assets and liabilities of EME would be removed from Edison International's consolidated balance sheets as of the bankruptcy filing date and the investment in EME would be recorded at its estimated fair value. Any loss would be recognized in an amount equal to the excess of the book value of Edison International's investment in EME over the fair value of such investment. At September 30, 2012, the book value of Edison International's investment in EME was $1.24 billion. Any amounts recorded as part of accumulated other comprehensive loss related to EME would be recognized as a loss upon deconsolidation. At September 30, 2012, the amount recorded as accumulated other comprehensive loss related to EME was $128 million. In addition, Edison International would record any liabilities due to EME and certain liabilities that are joint and several with EME, including liabilities for uncertain tax positions taken in consolidated or combined tax returns of Edison International that are otherwise not resolved through the tax-allocation agreement and certain retirement plans. Under current regulations, during bankruptcy, EME would continue to be consolidated with Edison International for federal income tax purposes until a change in ownership occurred.
The accompanying consolidated financial statements have been prepared assuming that EME will continue as a going concern. Financial statements prepared on this basis assume the realization of assets and the satisfaction of liabilities in the normal course of business for the 12-month period following the date of these financial statements. There is no assurance that EME will be able to continue as a going concern.
Midwest Generation's Dependence on EME
Midwest Generation is largely dependent on EME to fund cash flow deficits and environmental retrofits. EME has no obligation to make capital contributions to Midwest Generation and may be unable to do so. Furthermore, Midwest Generation had $1.323 billion of notes receivable from EME at September 30, 2012 with payments used to meet its rent obligations under the Powerton and Joliet sale-leaseback agreements. If EME is unable to make payments on its notes,

Midwest Generation may in turn be unable to make rent payments under the Powerton-Joliet leases. Failure to pay rent would be an event of default under the Powerton-Joliet leases that could result in termination of the leases, loss of control over the use of the Powerton and Joliet Stations and a claim for termination value under the lease agreements. Accordingly, if Midwest Generation is unable to obtain financial support from EME or other sources, Midwest Generation may need to file for protection under Chapter 11 of the U.S. Bankruptcy Code. A bankruptcy of either EME or Midwest Generation would also be an event of default under the Powerton-Joliet leases.
Midwest Generation Environmental Compliance Plans and Costs
During the third quarter of 2012, Midwest Generation continued to develop and implement a compliance program that includes the operation of ACI systems for mercury removal, upgrades to particulate removal systems and the use of dry sorbent injection, combined with the use of low sulfur PRB coal, to meet emissions limits for criteria pollutants, such as NOx and SO2 as well as for hazardous air pollutants, such as mercury, acid gas and non-mercury metals.
Apart from the Fisk and Crawford Stations, which ceased operations in September 2012, decisions whether or not to proceed with retrofitting of any particular remaining units to comply with CPS requirements for SO2 emissions, including those that have received permits, are subject to a number of factors, such as market conditions, regulatory and legislative developments, liquidity and forecasted commodity prices and capital and operating costs applicable at the time decisions are required or made. Midwest Generation may also elect to shut down units, instead of installing controls, to be in compliance with the CPS. Final decisions on whether to install controls, to install particular kinds of controls, and to actually expend capital or continue with the expenditure of capital will be made as required, subject to the requirements of the CPS and other applicable regulations. Units that are not retrofitted may continue to operate for as long as regulations and law allow.
Based on work to date, Midwest Generation estimates the remaining cost of retrofitting Powerton Units 5 and 6, Joliet Units 7 and 8 and Will County Units 3 and 4, using dry scrubbing with sodium-based sorbents and upgrading particulate removal systems, to be approximately $619 million at September 30, 2012. It is less likely that retrofits will be made to Joliet Unit 6 and the Waukegan Station. During the third quarter of 2012, the Pollution Control Board granted Midwest Generation's request to extend Waukegan Unit 7's unit specific retrofit requirements from December 31, 2013 to December 31, 2014. The estimated cost of retrofitting Joliet Unit 6, if made, would be approximately $75 million, while the estimated cost of retrofitting the Waukegan Station, if made, would be approximately $160 million. Final decisions to shut down units will be made in light of the timing requirements under the CPS and other applicable environmental regulations, based on the economic projections of those retrofits, on a unit-by-unit basis, at the time the decision is made. For further discussion related to the impairment policy on Midwest Generation's unit of account, refer to "Critical Accounting Estimates and Policies—Impairment of Long-Lived Assets" in the year-ended 2011 MD&A.
Homer City Lease
On September 21, 2012, Homer City and an affiliate of GECC entered into the Homer City MTA for the divestiture by Homer City of substantially all of its remaining assets and certain specified liabilities. On October 3, 2012, GECC entered into a Plan Support Agreement (the PSA) with the holders of approximately 76% of the outstanding principal amount of the secured lease obligation bonds issued by Homer City Funding, LLC as part of the original sale-leaseback transaction. Under the PSA, the parties committed to support and implement a reorganization plan of Homer City Funding, LLC and to solicit votes on a prepackaged plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code. On October 5, 2012, GECC commenced the solicitation. Homer City Funding, LLC is an affiliate of GECC and not related to Homer City or any other EME affiliate. In addition, Homer City received a forbearance of the $47 million senior rent payment that had been due October 1, 2012 and was granted a waiver of the $65 million equity rent payment that had been due April 1, 2012.
Completion of the Homer City MTA is subject to the satisfaction of a number of closing conditions, including the successful restructuring and reorganization of Homer City Funding, LLC and receipt of the regulatory approvals required for the transfer of the Homer City plant to GECC. If an agreement to modify the terms of the bonds is not approved and consummated or if other closing conditions of the Homer City MTA are not met, Homer City may become the subject of bankruptcy proceedings.
Beginning in the third quarter of 2012, Homer City met the definition of a discontinued operation and EME recorded a $113 million charge ($68 million after tax) to write down assets held for sale to net realizable value during the third quarter of 2012.
For further discussion, see "Edison International Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—Interim Financial Statements," "—Note 8. Compensation and Benefit Plans," and "—Note 18. Discontinued Operations."

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
During the first nine months of 2012, pending the outcome of the 2012 GRC, SCE recognized GRC-related revenue based on the 2011 authorized revenue requirement included in customer rates. This has resulted in a decrease in net income as higher depreciation and net interest expenses are not being recovered in currently authorized revenue. A GRC memorandum account has been established for SCE, which will make the 2012 revenue requirement ultimately adopted by the CPUC effective as of January 1, 2012. Recognition of the revenue for the period January 1, 2012 through the date of a final decision, as well as any delays in certain expenditures and changes in authorized treatment of specific costs, will impact the timing of earnings in 2012 (see "Edison International Overview—Management Overview of SCE—2012 CPUC General Rate Case" for further discussion).

Three Months Ended September 30, 2012 versus September 30, 2011

	Three months ended September 30, 2012			Three months ended September 30, 2011
(in millions)	Utility Earning Activities	Utility Cost- Recovery Activities	Total Consolidated	Utility Earning Activities	Utility Cost- Recovery Activities	Total Consolidated
Operating revenue	$1,754	$1,977	$3,731	$1,759	$1,627	$3,386
Fuel and purchased power	—	1,694	1,694	—	1,374	1,374
Operations and maintenance	623	283	906	566	253	819
Depreciation decommissioning and amortization	399	—	399	358	—	358
Property taxes and other	73	—	73	71	—	71
Total operating expenses	1,095	1,977	3,072	995	1,627	2,622
Operating income	659	—	659	764	—	764
Net interest expense and other	(95)	—	(95)	(98)	—	(98)
Income before income taxes	564	—	564	666	—	666
Income tax expense	176	—	176	245	—	245
Net income	388	—	388	421	—	421
Dividends on preferred and preference stock	25	—	25	15	—	15
Net income available for common stock	$363	$—	$363	$406	$—	$406
Core Earnings[1]			$363			$406
Non-Core Earnings			—			—
Total SCE GAAP Earnings			$363			$406

[1]	See use of Non-GAAP financial measures in "Edison International Overview—Highlights of Operating Results."
Utility Earning Activities
Utility earning activities were primarily affected by the following:

•
Higher operations and maintenance expense of $57 million was primarily due to increased costs at San Onofre, including $48 million related to the steam generator inspection and repair at San Onofre and $30 million of estimated cash severance costs related to the planned San Onofre reduction in workforce; partially offset by lower operations and maintenance expenses. These increases were partially offset by EdisonSmartConnect® benefits realized and other cost savings and timing of expenses.

•
Higher depreciation, decommissioning and amortization expense of $41 million was primarily related to increased generation, transmission and distribution investments, including capitalized software costs.

•	Lower income taxes due to lower pre-tax income. See "—Income Taxes" below for more information.

•	Higher preferred and preference stock dividends of $10 million related to new issuances in 2012.

Utility Cost-Recovery Activities
Utility cost-recovery activities were primarily affected by the following:

•
Higher fuel and purchased power expense of $320 million was primarily driven by the cost to replace CDWR contracts that expired in 2011, which were not previously recorded as an SCE cost but which were included as a separate component on customer bills (see "—Supplemental Operating Revenue Information" below) and $104 million of market costs net of lower nuclear fuel costs related to the outage at San Onofre in 2012 (see "Edison International Overview—Management Overview of SCE—San Onofre" for further information). These increases were partially offset by lower power prices in 2012.

•	Higher operations and maintenance expense of $30 million was primarily due to increased energy efficiency program costs.
Nine Months Ended September 30, 2012 versus September 30, 2011

	Nine months ended September 30, 2012			Nine months ended September 30, 2011
(in millions)	Utility Earning Activities	Utility Cost- Recovery Activities	Total Consolidated	Utility Earning Activities	Utility Cost- Recovery Activities	Total Consolidated
Operating revenue	$4,670	$4,124	$8,794	$4,596	$3,467	$8,063
Fuel and purchased power	—	3,269	3,269	—	2,691	2,691
Operations and maintenance	1,774	848	2,622	1,675	775	2,450
Depreciation decommissioning and amortization	1,187	—	1,187	1,058	—	1,058
Property taxes and other	227	2	229	216	1	217
Total operating expenses	3,188	4,119	7,307	2,949	3,467	6,416
Operating income	1,482	5	1,487	1,647	—	1,647
Net interest expense and other	(296)	(5)	(301)	(269)	—	(269)
Income before income taxes	1,186	—	1,186	1,378	—	1,378
Income tax expense	384	—	384	496	—	496
Net income	802	—	802	882	—	882
Dividends on preferred and preference stock	66	—	66	44	—	44
Net income available for common stock	$736	$—	$736	$838	$—	$838
Core Earnings[1]			$736			$838
Non-Core Earnings			—			—
Total SCE GAAP Earnings			$736			$838

[1]	See use of Non-GAAP financial measures in "Edison International Overview—Highlights of Operating Results."

Utility Earning Activities
Utility earning activities were primarily affected by the following:

•
Higher operating revenue of $74 million was primarily due to $80 million of increased revenue related to authorized CPUC projects not included in SCE's GRC process, including the EdisonSmartConnect® project and the Solar Photovoltaic project (approximately $65 million primarily recovered operations and maintenance and depreciation expense associated with the related CPUC projects). The change in revenue also reflects revenue recognized in 2012 related to the San Onofre Unit 2 scheduled outage costs. In December 2011, the CPUC authorized revenue requirements for 2012 refueling outages for San Onofre. These increases were partially offset by decreases in other operating revenue.

•
Higher operation and maintenance expense of $99 million was primarily due to increased costs at San Onofre, including $96 million of costs related to the steam generator inspection and repair as well as $35 million related to the 2012 San Onofre Unit 2 scheduled maintenance and refueling outage and $30 million of estimated cash severance costs related to the planned San Onofre reduction in workforce (see "Edison International Overview—Management Overview of SCE—San Onofre" for further information); partially offset by lower operations and maintenance expenses. These increases were partially offset by EdisonSmartConnect® benefits realized and other cost savings and timing of expenses.

•
Higher depreciation, decommissioning and amortization expense of $129 million was primarily related to increased generation, transmission and distribution investments, including capitalized software costs and CPUC capital-related projects discussed above.

•	Higher net interest expense and other of $27 million was primarily due to higher outstanding balances on long-term debt.

•	Lower income taxes due to lower pre-tax income. See "—Income Taxes" below for more information.

•	Higher preferred and preference stock dividends of $22 million related to new issuances in 2012.
Utility Cost-Recovery Activities
Utility cost-recovery activities were primarily affected by the following:

•
Higher fuel and purchased power expense of $578 million was primarily driven by the cost to replace CDWR contracts that expired in 2011, which were not previously recorded as an SCE cost but which were included as a separate component on customer bills (see "—Supplemental Operating Revenue Information" below) and $221 million of market costs net of lower nuclear fuel costs related to the San Onofre outage in 2012 (see "Edison International Overview—Management Overview of SCE—San Onofre" for further information). These increases were partially offset by lower power prices in 2012.

•	Higher operation and maintenance expense of $73 million was primarily due to increased pension contributions.
Supplemental Operating Revenue Information
SCE's retail billed and unbilled revenue (excluding wholesale sales and balancing account over/undercollections) was $3.7 billion and $8.7 billion for the three- and nine-month periods ended September 30, 2012, respectively, compared to $3.3 billion and $7.8 billion for the respective periods in 2011. The increase in revenue reflects:

•
A sales volume increase of $677 million and $1.4 billion for the three- and nine-month periods, respectively, primarily due to SCE providing power that was previously provided by CDWR contracts which expired in 2011. Prior to 2012, SCE remitted to CDWR and did not recognize as revenue the amounts that SCE billed and collected from its customers for the portion of electric power purchased and sold by the CDWR to SCE's customers.

•
A rate decrease of $294 million and $502 million for the three- and nine-month periods, respectively, resulting from rate adjustments in June 2011 and August 2012, primarily reflecting lower forecasted fuel and purchased power costs and refunds to customers of overcollected fuel and power procurement-related costs.

As a result of the CPUC-authorized decoupling mechanism, SCE earnings are not affected by changes in retail electricity sales (see "Item 1. Business—Overview of Ratemaking Process" in the 2011 Form 10-K).
Due to warmer weather during the summer months and SCE's rate design, operating revenue during the third quarter of each year is generally higher than other quarters.

Income Taxes
The table below provides a reconciliation of income tax expense computed at the federal statutory income tax rate to the income tax provision.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2012	2011	2012	2011
Income before income taxes	$564	$666	$1,186	$1,378
Provision for income tax at federal statutory rate of 35%	197	233	415	482
Increase (decrease) in income tax from:
State tax – net of federal benefit	10	31	30	61
Property-related	(19)	(18)	(39)	(38)
Other	(12)	(1)	(22)	(9)
Total income tax expense	$176	$245	$384	$496
Effective tax rate	31%	37%	32%	36%
State income taxes were lower for both the three- and nine-month periods ended September 30, 2012 due to lower pre-tax income and higher benefits related to depreciation, cost of removal and repair deductions, including additional tax deductions reflected in SCE's 2011 tax returns.
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
Available Liquidity
During the second quarter of 2012, SCE replaced its existing credit facilities scheduled to mature in early 2013 with a new $2.75 billion five-year revolving credit facility that matures May 2017. The following table summarizes the status of the SCE credit facility at September 30, 2012:

(in millions)	Credit Facilities
Commitment	$2,750
Outstanding commercial paper supported by credit facilities	(380)
Outstanding letters of credit	(196)
Amount available	$2,174
Debt Covenant
SCE has a debt covenant in its credit facility that limits its debt to total capitalization ratio to less than or equal to 0.65 to 1. At September 30, 2012, SCE's debt to total capitalization ratio was 0.46 to 1.

Capital Investment Plan
Transmission Projects - Tehachapi Project
As discussed in the year-ended 2011 MD&A, the CPUC requested that SCE provide information on potential new options for a portion of the Tehachapi Project, including traversing a state park, changing the nature of some of the towers and undergrounding lines. In July 2012, the Assigned Commissioner issued a ruling requesting SCE to further study and provide more detailed information by the end of February 2013 on two identified undergrounding options for a portion of the project. The ruling set forth a schedule for interested parties to also provide further information, briefing by all parties and evidentiary hearings. The order states that the construction of the affected portion of the project shall remain deferred until the CPUC makes a final determination regarding the options. Adoption of either of the two undergrounding options could create significant additional costs and delay the completion of the project. SCE is required to file revised cost estimates with the CPUC by the end of February 2013. As with all transmission investments, cost recovery will be subject to future rate proceedings.
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
In September 2012, SCE filed its proposed formula rate update with the FERC. SCE's proposed request would implement a 2013 transmission revenue requirement of $900 million, representing an increase of $178 million or 25% over the 2012 revenue requirement. The increase is primarily due to higher FERC rate base from transmission investments, including projects under construction. Consistent with SCE's proposed formula rate methodology, the proposed revenue requirement utilizes the 2012 FERC authorized base ROE discussed above, which remains subject to refund and the ongoing settlement negotiations.
The formula rate mechanism, including the base ROE, is subject to final resolution as part of the settlement process or, if a settlement is not achieved, to determination by FERC in a litigated process. SCE and the other parties to the proceeding continue to engage in settlement negotiations.
Dividend Restrictions
The CPUC regulates SCE's capital structure which limits the dividends it may pay Edison International. In SCE's most recent cost of capital proceeding, the CPUC set an authorized capital structure for SCE which included a common equity component of 48%. SCE may make distributions to Edison International as long as the common equity component of SCE's capital structure remains at or above the 48% authorized level on a 13-month weighted average basis. At September 30, 2012, SCE's 13-month weighted-average common equity component of total capitalization was 48.9% resulting in the capacity to pay $175 million in additional dividends to Edison International. During the first nine months of 2012, SCE made $349 million in dividend payments to its parent, Edison International.
Margin and Collateral Deposits
Certain derivative instruments, power procurement contracts and other contractual arrangements contain collateral requirements. Future collateral requirements may differ from the requirements at September 30, 2012, due to the addition of incremental power and energy procurement contracts with collateral requirements, if any, and the impact of changes in wholesale power and natural gas prices on SCE's contractual obligations.
Some of the power procurement contracts contain provisions that require SCE to maintain an investment grade credit rating from the major credit rating agencies. If SCE's credit rating were to fall below investment grade, SCE may be required to pay the liability or post additional collateral.

The table below provides the amount of collateral posted by SCE to its counterparties as well as the potential collateral that would be required as of September 30, 2012.

(in millions)
Collateral posted as of September 30, 2012[1]	$249
Incremental collateral requirements for power procurement contracts resulting from a potential downgrade of SCE's credit rating to below investment grade	64
Posted and potential collateral requirements[2]	$313

[1]
Collateral provided to counterparties and other brokers consisted of $44 million of cash which was offset against net derivative liabilities on the consolidated balance sheets, $9 million of cash reflected in "Other current assets" on the consolidated balance sheets and $196 million in letters of credit.

[2]
Total posted and potential collateral requirements may increase by $14 million based on SCE's forward positions as of September 30, 2012 due to adverse market price movements over the remaining lives of the existing power procurement contracts using a 95% confidence level.

Workers Compensation Self-Insurance Fund
For a discussion of potential collateral requirements related to its self-insured workers compensation plan, refer to "SCE: Liquidity and Capital Resources—Workers Compensation Self-Insurance Fund" in the year-ended 2011 MD&A.
Historical Segment Cash Flows
The table below sets forth condensed historical cash flow information for SCE.

	Nine months ended September 30,
(in millions)	2012	2011
Net cash provided by operating activities	$2,656	$2,272
Net cash provided by financing activities	636	672
Net cash used by investing activities	(3,259)	(3,136)
Net increase (decrease) in cash and cash equivalents	$33	$(192)
Net Cash Provided by Operating Activities
Net cash provided by operating activities increased $384 million in the first nine months of 2012 compared to the same period in 2011. The increase in cash flows provided by operating activities was primarily due to higher net tax receipts in 2012, the impact of higher costs at San Onofre and the timing of cash receipts and disbursements related to working capital items.

Net Cash Provided by Financing Activities
The following table summarizes cash provided by financing activities for the nine months ended September 30, 2012 and 2011. Issuances of debt and preference stock are discussed in "Edison International Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements—Long-Term Debt" and "Note 12. Preferred and Preference Stock."

	Nine months ended September 30,
(in millions)	2012	2011
Issuances of first and refunding mortgage bonds, net	$391	$492
Net issuances of commercial paper[1]	(45)	550
Issuances of preference stock, net	804	123
Payments of common stock dividends to Edison International	(349)	(345)
Redemptions of preference stock	(75)	—
Bonds purchased	—	(86)
Payments of preferred and preference stock dividends	(62)	(43)
Other	(28)	(19)
Net cash provided by financing activities	$636	$672

[1]	Issuances of commercial paper are supported by SCE's credit facility.
The timing and amount of SCE's financing activities are largely driven by its capital program.
Net Cash Used by Investing Activities
Cash flows from investing activities are primarily due to capital expenditures and funding of nuclear decommissioning trusts. Capital expenditures were $3.1 billion and $3.0 billion for the nine months ended September 30, 2012 and 2011, respectively (see "Liquidity and Capital Resources—Capital Investment Plan" in the year-ended 2011 MD&A for further information on capital expenditures). Net purchases of nuclear decommissioning trust investments and other were $164 million and $146 million for the nine months ended September 30, 2012 and 2011, respectively.
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
Environmental Remediation
As of September 30, 2012, SCE had identified 25 material sites for remediation and recorded an estimated minimum liability of $113 million. SCE expects to recover 90% of its remediation costs at certain sites. See "Edison International Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies" for further discussion.
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

Commodity Price Risk
The fair value of outstanding derivative instruments used to mitigate SCE's exposure to commodity price risk was a net liability of $1.0 billion and $936 million at September 30, 2012 and December 31, 2011, respectively. To the extent San Onofre Unit 2 and Unit 3 are not operating, SCE may be exposed to market prices associated with replacement power costs. SCE's hedging program has taken this exposure into consideration and has entered into forward contracts to address projected market price variability. For further discussion of fair value measurements and the fair value hierarchy, see "Edison International Notes to Consolidated Financial Statements—Note 4. Fair Value Measurements."
Credit Risk
Credit risk exposure from counterparties for power and gas trading activities is measured as the sum of net accounts receivable (accounts receivable less accounts payable) and the current fair value of net derivative assets (derivative assets less derivative liabilities) reflected on the consolidated balance sheets. SCE enters into master agreements which typically provide for a right of setoff. Accordingly, SCE's credit risk exposure from counterparties is based on a net exposure under these arrangements. SCE manages the credit risk on the portfolio for both rated and non-rated counterparties based on credit ratings using published ratings of counterparties and other publicly disclosed information, such as financial statements, regulatory filings, and press releases, to guide it in the process of setting credit levels, risk limits and contractual arrangements, including master netting agreements. As of September 30, 2012, the amount of balance sheet exposure as described above broken down by the credit ratings of SCE's counterparties, was as follows:

	September 30, 2012
(in millions)	Exposure[2]	Collateral	Net Exposure
S&P Credit Rating[1]
A or higher	$101	$—	$101
Not rated[3]	5	(1)	4
Total	$106	$(1)	$105

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

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2012	2011	2012	2011
Competitive power generation operating revenues	$340	$437	$1,009	$1,277
Fuel	188	162	458	402
Operation and maintenance	164	173	572	634
Depreciation and amortization	67	72	202	213
(Gain) loss on sale of assets and other	(65)	—	(60)	8
Total operating expenses	354	407	1,172	1,257
Operating income (loss)	(14)	30	(163)	20
Interest and dividend income	1	1	14	31
Equity in income from unconsolidated affiliates – net	25	56	42	68
Other income, net	—	1	1	7
Interest expense	(83)	(81)	(253)	(243)
Income (loss) from continuing operations before income taxes	(71)	7	(359)	(117)
Income tax benefit	(15)	(11)	(169)	(102)
Income (loss) from continuing operations	(56)	18	(190)	(15)
Income (loss) from discontinued operations – net of tax	(76)	15	(129)	(3)
Net income (loss)	(132)	33	(319)	(18)
Other noncontrolling interests	5	—	12	(1)
Net income (loss) available for common stock	$(137)	$33	$(331)	$(17)
Core income (loss)[1]	$(92)	$18	$(233)	$(14)
Non-Core losses:
Gain on sale of lease interest	31	—	31	—
Discontinued Operations	(76)	15	(129)	(3)
Total EMG GAAP Income (Loss)	$(137)	$33	$(331)	$(17)

[1]	See use of Non-GAAP financial measures in "Edison International Overview—Highlights of Operating Results."
EMG had a core loss in the third quarter of 2012 compared to core earnings in the third quarter of 2011 primarily due to the following pre-tax items:

•
$117 million decrease in Midwest Generation results primarily due to lower capacity and average realized energy prices, reduced generation and higher fuel prices, partially offset by lower planned maintenance costs and lower depreciation.

•	$29 million decrease in the Sunrise project results due to the transition off of a long-term power purchase agreement to merchant operations.

•
$7 million decrease in renewable energy income primarily attributable to income allocated to third-party investors in Capistrano Wind Partners, partially offset by results of operations from projects that achieved commercial operations after the third quarter of 2011.

The third quarter core loss was partially offset by the following pre-tax item:

•	$10 million increase in energy trading due to higher revenues from trading power and MISO congestion contracts.
EMG's core loss for the nine months ended September 30, 2012 increased compared to the nine months ended September 30, 2011 primarily due to the following pre-tax items:

•
$257 million decrease in Midwest Generation results primarily due to lower capacity and average realized energy prices, reduced generation and higher fuel prices, partially offset by lower planned maintenance costs and lower depreciation.

•	$19 million decrease in the Sunrise project results due to the transition off of a long-term power purchase agreement to merchant operations.

•	$15 million lower income from distributions received from the Doga project.

•	$10 million increase in interest expense primarily due to new project financings.

•
$7 million decrease in renewable energy income was attributable to income allocated to Capistrano Wind Partners, partially offset by results of operations from projects that achieved commercial operations after the third quarter of 2011.

EMG's non-core items for the nine months ended September 30, 2012 included:

•
$113 million pre-tax charge ($68 million after tax) associated with the divestiture by Homer City of substantially all of its remaining assets and certain specified liabilities. Pursuant to the Homer City MTA, beginning in the third quarter of 2012, Homer City met the definition of a discontinued operation and was classified separately in Edison International's consolidated statements of income.

•	$65 million pre-tax gain ($31 million after tax) associated with the Edison Capital's sale of its lease interest in Unit No. 2 of the Beaver Valley Nuclear Power Plant.

Adjusted Operating Income (Loss) ("AOI")—Overview
The following table shows the adjusted operating income (loss) (AOI) of EMG's projects:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2012	2011	2012	2011
Midwest Generation plants	$(48)	$69	$(185)	$72
Renewable energy projects	(9)	(2)	36	43
Energy trading	21	11	70	67
Big 4 projects	25	26	33	37
Sunrise	—	29	9	28
Doga	—	—	11	26
Westside projects	2	1	(1)	—
Leveraged lease income	2	1	4	4
Gain on sale of lease interest	65	—	65	—
Other projects	(1)	—	5	10
Other operating income	(1)	(1)	—	1
	56	134	47	288
Corporate administrative and general	(34)	(32)	(104)	(101)
Corporate depreciation and amortization	(5)	(6)	(16)	(18)
AOI[1]	$17	$96	$(73)	$169

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

The following table reconciles AOI to operating income (loss) as reflected on EMG's consolidated statements of operations:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2012	2011	2012	2011
AOI	$17	$96	$(73)	$169
Less:
Equity in income of unconsolidated affiliates	25	56	42	68
Dividend income from projects	—	—	12	27
Production tax credits	12	10	48	47
Other income (loss), net	(1)	—	—	6
Net (income) loss attributable to noncontrolling interests	(5)	—	(12)	1
Operating Income (Loss)	$(14)	$30	$(163)	$20

Adjusted Operating Income from Consolidated Operations
Midwest Generation Plants
The following table presents additional data for the Midwest Generation plants:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2012	2011	2012	2011
Operating Revenues	$253	$366	$699	$997
Operating Expenses
Fuel	183	157	443	390
Plant operations	73	86	302	368
Plant operating leases	19	19	56	56
Depreciation and amortization	22	29	65	87
Loss on disposal and asset impairments	—	—	4	9
Administrative and general	4	6	14	17
Total operating expenses	301	297	884	927
Operating Income (Loss)	(48)	69	(185)	70
Other Income	—	—	—	2
AOI	$(48)	$69	$(185)	$72
Statistics
Generation (in GWh)	6,653	7,957	17,459	20,987
AOI from the Midwest Generation plants decreased $117 million for the third quarter of 2012 and $257 million for the nine months ended September 30, 2012 compared to the corresponding periods of 2011. The decreases in AOI were primarily attributable to lower capacity and average realized energy prices, reduced generation and higher fuel prices, partially offset by lower planned maintenance costs and lower depreciation. Reduced generation primarily resulted from lower economic dispatch.
Included in fuel costs were unrealized gains (losses) of $2 million and $(4) million during the third quarters of 2012 and 2011, respectively, and $(2) million and $(6) million for the nine months ended September 30, 2012 and 2011, respectively, due to oil futures contracts that were accounted for as economic hedges. These contracts were entered into as economic hedges of the variable fuel price component of rail transportation costs.
Seasonality—Midwest Generation Coal Plants
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

Renewable Energy Projects
The following table presents additional data for EME's renewable energy projects:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2012	2011	2012	2011
Operating Revenues	$47	$44	$182	$155
Production Tax Credits	12	10	48	47
	59	54	230	202
Operating Expenses
Plant operations	23	20	63	56
Depreciation and amortization	38	35	116	103
Administrative and general	—	1	3	3
Total operating expenses	61	56	182	162
Equity in income from unconsolidated affiliates	(2)	(1)	—	—
Other Income	—	—	—	2
Net Income Attributable to Noncontrolling Interests	(5)	1	(12)	1
AOI[1]	$(9)	$(2)	$36	$43
Statistics
Generation (in GWh)[2]	1,049	953	4,346	3,893

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

[2]
Includes renewable energy projects that are not consolidated by Edison International. Generation excluding unconsolidated projects was 902 GWh and 819 GWh in the third quarters of 2012 and 2011, respectively, and 3,761 GWh and 3,356 GWh in the nine months ended September 30, 2012 and 2011, respectively.

AOI from renewable energy projects decreased $7 million for both the three and nine months ended September 30, 2012 as compared to the corresponding periods of 2011. The decrease was primarily attributable to income allocated to third-party investors in Capistrano Wind Partners, partially offset by results of operations from projects that achieved commercial operations after the third quarter of 2011. For additional information, see "Edison International Notes to Consolidated Financial Statements—Note 3. Variable Interest Entities—Projects or Entities that are Consolidated—Capistrano Wind Equity Capital."

The following table reconciles AOI from EME's renewable energy projects to its operating income (loss) as included in EME's consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011
AOI	$(9)	$(2)	$36	$43
Less:
Equity in income of unconsolidated affiliates	(2)	(1)	—	—
Production tax credits	12	10	48	47
Other income	—	—	—	2
Net income (loss) attributable to noncontrolling interests	(5)	1	(12)	1
Operating Income (Loss)	$(14)	$(12)	$—	$(7)
Energy Trading
AOI from energy trading activities increased $10 million for the three months ended September 30, 2012 as compared to the corresponding period of 2011. The increase was mainly due to higher revenues from trading power and MISO congestion contracts.
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
Sunrise Project. AOI from the Sunrise project decreased $29 million and $19 million in the three and nine months ended September 30, 2012, respectively, compared to the corresponding periods of 2011. The decreases in AOI were due to the transition off of a long-term power purchase agreement to merchant operations. Sunrise will continue to operate as a merchant project unless a new power purchase agreement is executed. The profitability of Sunrise as a merchant generator is dependent on market prices for power and natural gas and future results may differ from historical earnings. For additional information, see "EMG: Market Risk Exposures—Commodity Price Risk."
Seasonality. EME's third quarter equity in income from its unconsolidated energy projects is normally higher than equity in income related to other quarters of the year due to seasonal fluctuations and higher energy contract prices during the summer months.
Interest Income (Expense)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2012	2011	2012	2011
Interest income	$1	$—	$2	$2
Interest expense, net of capitalized interest
EME debt	(65)	(66)	(198)	(191)
Nonrecourse debt	(18)	(15)	(55)	(52)
	$(83)	$(81)	$(253)	$(243)
EMG's interest expense increased $2 million and $10 million for the three and nine months ended September 30, 2012, respectively, compared to the corresponding periods of 2011. The 2012 increase in interest expense was primarily due to higher debt balances from new project financings partially offset by higher capitalized interest. Capitalized interest was

$9 million and $4 million for the third quarter of 2012 and 2011, respectively, and $22 million and $20 million for the nine months ended September 30, 2012 and 2011, respectively. The 2012 increase in capitalized interest was due to the Walnut Creek project construction.
Income Taxes
The table below provides a reconciliation of income tax benefit computed at the federal statutory income tax rate:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2012	2011	2012	2011
Income (loss) from continuing operations before income taxes	$(71)	$7	$(359)	$(117)
Provision (benefit) for income tax benefit at federal statutory rate of 35%	$(25)	$2	$(126)	$(42)
Increase (decrease) in income tax from:
State tax benefit – net of federal tax expense	25	1	8	(6)
Tax credits, net	(12)	(12)	(48)	(49)
Property-related	(1)	(1)	—	(4)
Taxes on income allocated to noncontrolling interests	(1)	—	(5)	(1)
Other	(1)	(1)	2	—
Total income tax benefit from continuing operations	$(15)	$(11)	$(169)	$(102)
Effective tax rate	21%	*	47%	87%

*	Not meaningful
EMG's effective tax rates were impacted by production tax credits, estimated state income tax benefits allocated from Edison International, and taxes on income allocated to noncontrolling interests. Estimated state income tax benefits allocated from Edison International of $7 million and $5 million were recognized for the nine months ended September 30, 2012 and 2011, respectively. The benefit for state taxes was lower in 2012 due to an adjustment in state apportionment factors.
Results of Discontinued Operations
Income (loss) from discontinued operations, net of tax, was $(76) million and $15 million for the third quarters ended September 30, 2012 and 2011, respectively and $(129) million and $(3) million for the nine months ended September 30, 2012 and 2011, respectively. Discontinued operations primarily reflects the results of Homer City. The decreases in earnings reflect a pre-tax charge of $113 million ($68 million after tax) recorded in the third quarter of 2012 associated with the planned divestiture of Homer City. In addition, Homer City's earnings were impacted by lower average realized energy prices and higher coal and emission allowance costs, partially offset by lower plant maintenance costs, as compared to the corresponding periods of 2011. For additional information, see "Edison International Notes to Consolidated Financial Statements—Note 18. Discontinued Operations."

LIQUIDITY AND CAPITAL RESOURCES
Available Liquidity
The following table summarizes available liquidity at September 30, 2012

(in millions)	Cash and Cash Equivalents
EME as a holding company	$325
EME subsidiaries without contractual dividend restrictions
Midwest Generation	142
Other EME subsidiaries	160
EME corporate and Midwest Generation cash and cash equivalents	627
EME subsidiaries with contractual dividend restrictions
Other EME subsidiaries	71
Other EMG subsidiaries	153
Total	$851
See "Edison International Overview—Management Overview of EMG" for a discussion of EME's liquidity.
EME's approach to trading and risk management depends, in part, on the ability to use clearing brokers to enter into market transactions. As a result of its financial position, EME has limited access to enter into such transactions and has been subject to increased initial collateral and margin requirements. There is no assurance that EME will continue to be able to utilize clearing brokers. If EME becomes unable to utilize clearing brokers, it may seek to execute bilateral transactions with third parties which could be unavailable on commercially reasonable terms or at all.
EME, as a holding company, does not directly operate any revenue-producing generation facilities. EME relies on cash distributions and tax payments from its projects and tax benefits received under a tax-allocation agreement with Edison International to meet its obligations, including debt service obligations on long-term debt. The timing and amount of distributions from EME's subsidiaries may be restricted. For further details, including the current restrictions on distributions from the Homer City facility, see "—Debt Covenants and Dividend Restrictions."
Capital Investment Plan
Forecasted capital expenditures through 2014 by EME's subsidiaries for existing projects and corporate activities are as follows:

(in millions)	October through December 2012	2013	2014
Midwest Generation Plants
Environmental[1]	$12	$112	$311
Plant capital	1	50	16
Walnut Creek Project	62	63	—
Renewable Energy Projects	50	1	2
Other capital	6	19	15
Total	$131	$245	$344

[1]	For additional information, see "Edison International Overview—Management Overview of EMG—Midwest Generation Environmental Compliance Plans and Costs."
Midwest Generation Capital Expenditures
Midwest Generation plants' forecasted environmental expenditures are based on retrofitting Powerton Units 5 and 6, Joliet Units 7 and 8 and Will County Units 3 and 4, using dry scrubbing with sodium-based sorbents and upgrading particulate removal systems to comply with CPS requirements for SO2 emissions and the US EPA's regulation on hazardous air pollutant emissions. Apart from the Fisk and Crawford Stations, which ceased operations in September 2012, decisions regarding whether or not to proceed with retrofitting any particular remaining units to comply with CPS requirements for SO2 emissions, including those that have received permits, are subject to a number of factors, such as market conditions, regulatory and legislative developments, liquidity and forecasted commodity prices and capital and operating costs applicable at the time decisions are required or made. Final decisions on whether to install controls, to install particular kinds of controls, and to actually expend capital or continue with the expenditure of capital will be made as required, subject to the requirements of the CPS and other applicable regulations. Furthermore, the timing of commencing capital projects may vary from the amounts set forth in the above table. For additional discussion, see "Edison International Overview—Management Overview of EMG—Midwest Generation Environmental Compliance Plans and Costs."
Plant capital expenditures for Midwest Generation includes capital projects for boiler and turbine controls, major boiler components and electrical systems.
Historical Segment Cash Flows
The table below sets forth condensed historical cash flow information for EMG.

	Nine months ended September 30,
(in millions)	2012	2011
Operating cash flows from continuing operations	$(545)	$578
Operating cash flows from discontinued operations	(5)	(14)
Net cash provided (used) by operating activities	(550)	564
Net cash provided by financing activities from continuing operations	348	112
Investing cash flows from continuing operations	(234)	(488)
Investing cash flows from discontinued operations	(19)	(10)
Net cash used by investing activities	(253)	(498)
Net increase (decrease) in cash and cash equivalents from continuing operations	$(431)	$202
Net decrease in cash and cash equivalents from discontinued operations	$(24)	$(24)
Net Cash Provided (Used) by Operating Activities
The decrease in cash provided by operating activities from continuing operations in 2012 as compared to 2011 was primarily attributable to decreased operating income due to declining energy prices, increased operating costs and higher interest payments due to new energy project financings. The decrease was also attributable to EME tax-allocation payments made, net of receipts, of $168 million in 2012 compared to tax-allocation payments received, net of payments made, of $182 million in 2011. Operating cash flow was also impacted by timing of cash receipts and disbursements related to working capital items.

Net Cash Provided by Financing Activities
The change in financing activities is primarily due to cash contributions from noncontrolling interests and the timing of financings and repayment of debt as summarized in the following table:

	Nine months ended September 30,
(in millions)	2012	2011
Cash contributions from noncontrolling interests	$238	$—
Long-term debt financings
Renewable energy projects	—	76
Walnut Creek project	154	92
Short-term debt financings
Renewable energy projects	21	32
Debt repayments
Renewable energy projects	(23)	(78)
Other projects	(8)	(7)
Financing costs and others	(34)	(3)
Total cash provided by financing activities	$348	$112
Net Cash Used by Investing Activities
The change in investing activities is primarily due to the timing of capital expenditures and cash collateral to secure letter of credit facilities associated with the termination of EME's revolving credit facility. Changes in other investing activities are reflected in the following table:

	Nine months ended September 30,
(in millions)	2012	2011
Capital expenditures
Midwest Generation plants
Environmental	$(17)	$(71)
Plant capital	(7)	(6)
Homer City plant
Environmental	(8)	—
Plant capital	(11)	(10)
Walnut Creek project	(159)	(166)
Renewable energy projects	(78)	(195)
Other capital expenditures	(5)	(8)
Proceeds from sale of lease interest, net	107	—
Investments in other assets	(9)	(29)
Collateral for letter of credit facilities	(51)	—
Other investing activities	(15)	(13)
Total cash used in investing activities	$(253)	$(498)

Credit Ratings
Credit ratings for EME and EMMT as of September 30, 2012 were as follows:

	Moody's Rating	S&P Rating	Fitch Rating
EME[1]	Ca	CCC	C
EMMT	Not Rated	CCC	Not Rated

[1]	Senior unsecured rating.
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
Future cash collateral requirements may be higher than the margin and collateral requirements at September 30, 2012, if wholesale energy prices change or if EMMT enters into additional transactions. EME estimates that margin and collateral requirements for energy and congestion contracts outstanding as of September 30, 2012 could increase by approximately $26 million over the remaining life of the contracts using a 95% confidence level.
Intercompany Tax-Allocation Agreement
EMG and its subsidiaries, EME and Edison Capital, are included in the consolidated federal and combined state income tax returns of Edison International and are eligible to participate in tax-allocation payments with other subsidiaries of Edison International in circumstances where domestic tax losses are incurred. The right of EME and Edison Capital to receive and the amount of and timing of tax-allocation payments are dependent on the inclusion of EME and Edison Capital in the consolidated income tax returns of Edison International and its subsidiaries and other factors, including the consolidated taxable income of Edison International and its subsidiaries, the amount of net operating losses and other tax items of EMG's subsidiaries, and other subsidiaries of Edison International and specific procedures regarding allocation of state taxes. EMG receives tax-allocation payments for tax losses when and to the extent that the consolidated Edison International group generates sufficient taxable income in order to be able to utilize EMG's consolidated tax losses in the consolidated income tax returns for Edison International and its subsidiaries. Based on the application of the factors cited above, EMG is obligated during periods it generates taxable income to make payments under the tax-allocation agreements. Tax-allocation receipts and payments may also be affected by redetermination of utilization of net operating losses resulting from carryback of net operating losses on a consolidated basis or settlement of tax liabilities for prior periods. In September 2012, EME made a tax-allocation payment to Edison International of approximately $185 million related to the displacement, under the tax-allocation agreement, of tax benefits previously received for 2009 federal income taxes. Edison International expects to pay federal and state tax-allocation payments to EME during the next six months of approximately $160 million related to 2012 income taxes. The timing of the receipt of or payment of funds due under the tax-allocation agreement is dependent on future taxable income of Edison International. Estimates of future taxable income are uncertain and changes in estimates may have a material impact on the consolidated financial statements.

Debt Covenants and Dividend Restrictions
For a description of the covenants binding EME's principal subsidiaries that may restrict the ability of those entities to make distributions to EME directly or indirectly through the other holding companies owned by EME, refer to "Debt Covenants and Dividend Restrictions " in the year-ended 2011 MD&A. Upon the expiration of the Midwest Generation credit facility on June 29, 2012, the debt-to-capitalization ratio as discussed in the Form 10-K is no longer required and Midwest Generation is also no longer contractually restricted in its ability to make distributions to EME. For further information, see "—Available Liquidity." Homer City is restricted from making distributions.
EME's Senior Notes and Guaranty of Powerton-Joliet Leases
EME is restricted under applicable agreements from selling or disposing of assets, which includes distributions, if the aggregate net book value of all such sales and dispositions during the most recent 12-month period would exceed 10% of consolidated net tangible assets as defined in such agreements computed as of the end of the most recent fiscal quarter preceding the sale or disposition in question. At September 30, 2012, the maximum permissible sale or disposition of EME's assets was $727 million.
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
Capital Commitments
For a discussion of capital commitments, see "Edison Mission Energy and Subsidiaries Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies—Capital Commitments."
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

MARKET RISK EXPOSURES
For a detailed discussion of market risk exposures, including commodity price risk, credit risk and interest rate risk, refer to "EMG: Market Risk Exposures" in the year-ended 2011 MD&A.
Derivative Instruments
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
The following table depicts the average historical market prices for energy per megawatt-hour at the Northern Illinois Hub related to the Midwest Generation plants for the first nine months of 2012 and 2011:

	24-Hour Average Historical Market Prices[1]
	2012	2011
Northern Illinois Hub	$28.56	$35.30

[1]	Energy prices were calculated at the Northern Illinois Hub using historical hourly day-ahead prices as published by PJM or provided on the PJM web-site.
The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the Northern Illinois Hub at September 30, 2012:

24-Hour Forward Energy Prices[1]
Northern Illinois Hub
2012
October	$27.35
November	27.17
December	30.22
2013 calendar "strip"[2]	$30.60
2014 calendar "strip"[2]	$31.31

[1]	Energy prices were determined by obtaining broker quotes and information from other public sources relating to the Northern Illinois Hub delivery point.

[2]	Market price for energy purchases for the entire calendar year.
Power prices remained low in the first nine months of 2012 due to an abundance of low-priced natural gas and the sales volume from the Midwest Generation plants has been correspondingly affected. Forward market prices at the Northern Illinois Hub fluctuate as a result of a number of factors, including natural gas prices, transmission congestion, changes in market rules, electricity demand (which in turn is affected by weather, economic growth, and other factors), plant outages in the region, and the amount of existing and planned power plant capacity. The actual spot prices for electricity delivered by the Midwest Generation plants into these markets may vary materially from the forward market prices set forth in the preceding table.

EMMT engages in hedging activities for the coal plants to hedge the risk of future change in the price of electricity. The following table summarizes the hedge positions at September 30, 2012 for electricity expected to be generated during the remainder of 2012 and in 2013:

	2012		2013
	MWh (in thousands)	Average price/ MWh[1]	MWh (in thousands)	Average price/ MWh[1]
Midwest Generation plants[2]	2,028	$37.53	3,615	$36.55

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
Capacity Price Risk
Under the RPM, capacity commitments are made in advance to provide a long-term pricing signal for construction and maintenance of capacity resources. The following table summarizes the status of capacity sales for Midwest Generation at September 30, 2012:

	RPM Capacity Sold in Base Residual Auction		Other Capacity Purchases, Net of Sales[1]		Aggregate Average Price per MW-day
	MW	Price per MW-day	MW	Average Price per MW-day
October 1, 2012 to May 31, 2013	4,704	$16.46	(450)	$15.67	$16.54
June 1, 2013 to May 31, 2014	4,650	27.73	(2,430)	7.01	50.40
June 1, 2014 to May 31, 2015	4,625	125.99	(700)	5.54	147.47
June 1, 2015 to May 31, 2016	3,620	136.00	—	—	136.00

[1]
Other capacity sales and purchases, net includes contracts executed in advance of the RPM base residual auction to hedge the price risk related to such auction, participation in RPM incremental auctions and other capacity transactions entered into to manage capacity risks.

The RPM auction capacity prices for the delivery period of October 1, 2012 to May 31, 2013 and June 1, 2013 to May 31, 2014 varied between different areas of PJM. In the western portion of PJM, affecting Midwest Generation, the prices of $16.46 per MW-day and $27.73 per MW-day were substantially lower than capacity prices in other areas.
Revenues from the sale of capacity from Midwest Generation beyond the periods set forth above will depend upon the amount of capacity available and future market prices either in PJM or nearby markets if those facilities have an opportunity to capture a higher value associated with those markets.

Basis Risk
During the nine months ended September 30, 2012, day-ahead prices at the individual busbars of the Midwest Generation plants compared to the AEP/Dayton Hub, Indiana Hub (Cinergy Hub) and Northern Illinois Hub were on average lower by 6%, lower by 1% and higher by 1%, respectively. During the nine months ended September 30, 2011, day-ahead prices at the individual busbars of the Midwest Generation plants were lower compared to the AEP/Dayton Hub and Indiana Hub (Cinergy Hub) by an average of 12% and 2%, respectively. Differences in day-ahead pricing between the individual busbars of the Midwest Generation plants generally arise due to transmission congestion.
Coal Price Risk
The Midwest Generation plants purchase coal primarily from the Southern PRB of Wyoming. Coal purchases are made under a variety of supply agreements. The following table summarizes the amount of coal under contract at September 30, 2012, for the remainder of 2012 and the following two years:

	October through December 2012	2013	2014
Amount of Coal Under Contract in Millions of Equivalent Tons[1]	4.9	11.1	9.8

[1]	The amount of coal under contract in equivalent tons is calculated based on contracted tons and applying an 8,800 Btu equivalent.
Midwest Generation is subject to price risk for purchases of coal that are not under contract. Market prices of PRB coal based on 8,800 Btu per pound heat content and 0.8 pounds of SO2 per MMBtu sulfur content decreased to a price of $9.20 per ton at September 28, 2012, compared to a price of $12.75 per ton at December 30, 2011, as reported by the EIA.
Credit Risk
The credit risk exposure from counterparties of merchant energy hedging and trading activities is measured as the sum of net receivables (accounts receivable less accounts payable) and the current fair value of net derivative assets. EME's subsidiaries enter into master agreements and other arrangements in conducting such activities which typically provide for a right of setoff in the event of bankruptcy or default by the counterparty. At September 30, 2012, the balance sheet exposure as described above, by the credit ratings of EME's counterparties, was as follows:

	September 30, 2012
(in millions)	Exposure[2]	Collateral	Net Exposure
Credit Rating[1]
A or higher	$91	$—	$91
A-	8	(8)	—
BBB+	4	—	4
BBB	—	—	—
BBB-	—	—	—
Below investment grade	29	(29)	—
Total	$132	$(37)	$95

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

The credit risk exposure set forth in the above table is composed of $64 million of net accounts receivable and payables and $68 million representing the fair value of derivative contracts. The exposure is based on master netting agreements with the related counterparties. Credit ratings may not be reflective of the actual related credit risks. In addition to the amounts set forth in the above table, EME's subsidiaries have posted a $79 million cash margin in the aggregate with PJM, NYISO,

MISO, clearing brokers and other counterparties to support hedging and trading activities. The margin posted to support these activities also exposes EME to credit risk of the related entities.
The Midwest Generation coal plants sell electric power generally into the PJM market by participating in PJM's capacity and energy markets or transacting in capacity and energy on a bilateral basis. Sales into PJM accounted for approximately 73% of EME's consolidated operating revenues for the nine months ended September 30, 2012. At September 30, 2012, EME's account receivable due from PJM was $53 million.
EME's turbine supply agreements contain significant suppliers' obligations related to the manufacturing and delivery of turbines, and payments, for delays in delivery and for failure to meet performance obligations and warranty agreements. EME's reliance on these contractual provisions is subject to credit risks. Generally, these are unsecured obligations of the turbine manufacturer. A material adverse development with respect to EME's turbine suppliers may have a material impact on EME's projects and development efforts. Two of EME's wind turbine suppliers, Suzlon and Clipper, are currently experiencing significant adverse credit and liquidity issues. As a result, EME's ability to enforce performance and warranty guarantees is subject to the credit risk of these counterparties.

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
Edison International Parent and Other loss from continuing operations was $36 million and $13 million for the three- and nine-month periods ended September 30, 2012, respectively, compared to $48 million and $19 million for the same periods in 2011. In the third quarter of 2012, Edison International and EME recorded income tax charges of $13 million and $16 million, respectively, related to changes in California apportionment rates used in prior periods. The charges related to an update of Edison International's assessment of uncertain tax positions following a recent court case. In addition, Edison International updated its estimated long-term California apportionment rate applicable to consolidated deferred income taxes as a result of reductions in EME's projected sales resulting in income charges during the third quarter of $16 million.
LIQUIDITY AND CAPITAL RESOURCES
Edison International Parent liquidity and its ability to pay operating expenses and dividends to common shareholders is dependent on dividends from SCE, tax-allocation payments under its tax-allocation agreements with its subsidiaries, and access to bank and capital markets.
During the second quarter of 2012, Edison International Parent replaced its credit facilities with a new $1.25 billion five-year revolving credit facility that matures May 2017. The following table summarizes the status of the Edison International Parent credit facility at September 30, 2012:

(in millions)	Edison International (parent)
Commitment	$1,250
Outstanding borrowings	(28)
Amount available	$1,222
Edison International has a debt covenant in its credit facility that requires a consolidated debt to total capitalization ratio of less than or equal to 0.65 to 1. The ratio of debt to total capitalization is defined in the credit agreement and generally excludes the consolidated debt and total capital of EME. At September 30, 2012, Edison International's consolidated debt to total capitalization ratio was 0.48 to 1.
Historical Segment Cash Flows
The table below sets forth condensed historical cash flow information for Edison International Parent and Other.

	Nine months ended September 30,
(in millions)	2012	2011
Net cash provided (used) by operating activities	$51	$(13)
Net cash provided by financing activities	36	21
Net cash provided by investing activities	—	1
Net increase in cash and cash equivalents	$87	$9
Net Cash Used by Operating Activities
Net cash provided by operating activities primarily relate to interest, operating costs and income taxes of Edison International Parent. In addition to these factors, Edison International Parent funded a portion of the 2011 tax-allocation payments due by Edison Capital in consideration of an intercompany note receivable.

Net Cash Provided by Financing Activities
Financing activities for the first nine months of 2012 were as follows:

•	Paid $318 million of dividends to Edison International common shareholders.

•	Received $349 million of dividend payments from SCE.
Financing activities for the first nine months of 2011 were as follows:

•	Paid $313 million of dividends to Edison International common shareholders.

•	Received $345 million of dividend payments from SCE.

•	Repaid $9 million under Edison International's line of credit.
EDISON INTERNATIONAL (CONSOLIDATED)
LIQUIDITY AND CAPITAL RESOURCES
Contractual Obligations
Significant changes with respect to Edison International (Consolidated) contractual obligations since the filing of the 2011 Form 10-K are discussed in "EMG: Liquidity and Capital Resources—Contractual Obligations" and "SCE: Liquidity and Capital Resources—Contractual Obligation."
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information responding to Item 3 is included in the MD&A under the headings "SCE: Market Risk Exposures" and "EMG: Market Risk Exposures."
ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Edison International's management, under the supervision and with the participation of the company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Edison International's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the third quarter of 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the third quarter of 2012, Edison International's disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in Edison International’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, Edison International’s internal control over financial reporting.
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
In October 2012, Midwest Generation and the Illinois Environmental Protection Agency entered into Compliance Commitment Agreements outlining specified environmental remediation measures and groundwater monitoring activities to be undertaken at its Powerton, Joliet, Crawford, Will County and Waukegan generating stations. Also in October 2012, several environmental groups filed a complaint before the Illinois Pollution Control Board against Midwest Generation, alleging violations of the Illinois groundwater standards through the operation of coal ash disposal ponds at its Powerton, Joliet, Waukegan and Will County generating stations. The complaint requests the imposition of civil penalties, injunctive relief and remediation.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table contains information about all purchases of Edison International Common Stock made by or on behalf of Edison International in the third quarter of 2012.

Period	(a) Total Number of Shares (or Units) Purchased[1]	(b) Average Price Paid per Share (or Unit)[1]	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2012 to July 31, 2012	292,462	$45.98	—	—
August 1, 2012 to August 31, 2012	505,430	45.23	—	—
September 1, 2012 to September 30, 2012	308,430	45.25	—	—
Total	1,106,322	45.44	—	—

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

ITEM 6.     EXHIBITS

Exhibit Number	Description

10.1	Edison International 2008 Director Deferred Compensation Plan, as amended and restated effective October 25, 2012

10.2	Edison International 2008 Executive Deferred Compensation Plan, as amended and restated effective October 24, 2012

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32	Statement Pursuant to 18 U.S.C. Section 1350

101
Financial statements from the quarterly report on Form 10-Q of Edison International for the quarter ended September 30, 2012, filed on November 1, 2012, formatted in XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDISON INTERNATIONAL

		By:	/s/ Mark C. Clarke

Mark C. Clarke Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)

Date:	November 1, 2012