Form 10-Q
period 2013-06-30
EDISON INTERNATIONAL; SOUTHERN CALIFORNIA EDISON CO
filed 2013-08-01
CIK 827052, 92103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number	Exact Name of Registrant as specified in its charter	State or Other Jurisdiction of Incorporation or Organization	IRS Employer Identification Number
1-9936	EDISON INTERNATIONAL	California	95-4137452
1-2313	SOUTHERN CALIFORNIA EDISON COMPANY	California	95-1240335

EDISON INTERNATIONAL	SOUTHERN CALIFORNIA EDISON COMPANY
2244 Walnut Grove Avenue (P.O. Box 976) Rosemead, California 91770 (Address of principal executive offices)	2244 Walnut Grove Avenue (P.O. Box 800) Rosemead, California 91770 (Address of principal executive offices)
(626) 302-2222 (Registrant's telephone number, including area code)	(626) 302-1212 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Edison International        Yes ☑ No ☐    Southern California Edison Company    Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Edison International        Yes ☑ No ☐    Southern California Edison Company    Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "accelerated filer," "large accelerated filer," and "smaller reporting company" in Rule 12b-12 of the Exchange Act. (Check One):

Edison International	Large Accelerated Filer ☑	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company ☐
Southern California Edison Company	Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☑	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Edison International        Yes ☐ No ☑    Southern California Edison Company    Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock outstanding as of July 30, 2013:
Edison International	325,811,206 shares
Southern California Edison Company	434,888,104 shares

i

This is a combined Form 10-Q separately filed by Edison International and Southern California Edison Company. Information contained herein relating to an individual company is filed by such company on its own behalf. Each company makes representations only as to itself and makes no other representation whatsoever as to any other company.

GLOSSARY
The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2012 Form 10-K	Edison International's and SCE's combined Annual Report on Form 10-K for the year-ended December 31, 2012
APS	Arizona Public Service Company
ARO(s)	asset retirement obligation(s)
BACT	best available control technology
Bankruptcy Code	Chapter 11 of the United States Bankruptcy Code
Bankruptcy Court	United States Bankruptcy Court for the Northern District of Illinois, Eastern Division
Bcf	billion cubic feet
CAA	Clean Air Act
CAISO	California Independent System Operator
CARB	California Air Resources Board
CDWR	California Department of Water Resources
CEC	California Energy Commission
CPUC	California Public Utilities Commission
CRRs	congestion revenue rights
DOE	U.S. Department of Energy
EME	Edison Mission Energy
EMG	Edison Mission Group Inc.
EPS	earnings per share
ERRA	energy resource recovery account
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIP(s)	federal implementation plan(s)
Four Corners	coal fueled electric generating facility located in Farmington, New Mexico in which SCE holds a 48% ownership interest
GAAP	generally accepted accounting principles
GHG	greenhouse gas
GRC	general rate case
GWh	gigawatt-hours
IRS	Internal Revenue Service
ISO	Independent System Operator
kWh(s)	kilowatt-hour(s)
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations in this report
MHI	Mitsubishi Heavy Industries, Inc.
Mohave	two coal fueled electric generating facilities that have been decommissioned and site remediated located in Clark County, Nevada in which SCE holds a 56% ownership interest
Moody's	Moody's Investors Service
MW	megawatts
MWh	megawatt-hours
NAAQS	national ambient air quality standards
NERC	North American Electric Reliability Corporation
Ninth Circuit	U.S. Court of Appeals for the Ninth Circuit
NRC	Nuclear Regulatory Commission

NSR	New Source Review
Palo Verde	large pressurized water nuclear electric generating facility located near Phoenix, Arizona in which SCE holds a 15.8% ownership interest
PBOP(s)	postretirement benefits other than pension(s)
Petition Date	December 17, 2012 (date on which EME and certain of its wholly-owned subsidiaries filed for protection under Chapter 11 of the Bankruptcy Code)
PG&E	Pacific Gas & Electric Company
PSD	Prevention of Significant Deterioration
QF(s)	qualifying facility(ies)
ROE	return on equity
S&P	Standard & Poor's Ratings Services
San Onofre	large pressurized water nuclear electric generating facility located in south San Clemente, California in which SCE holds a 78.21% ownership interest
SCE	Southern California Edison Company
SCR	selective catalytic reduction equipment
SDG&E	San Diego Gas & Electric
SEC	U.S. Securities and Exchange Commission
SED	Safety and Enforcement Division of the CPUC, formerly known as the Consumer Protection and Safety Division or CPSD
Settlement Transaction	Certain transactions related to EME's Chapter 11 bankruptcy filing that the parties to the Support Agreement have by virtue of that agreement agreed to further document and support
Support Agreement	Transaction Support Agreement dated as of December 16, 2012 by and among Edison Mission Energy, Edison International and the Noteholders named therein
US EPA	U.S. Environmental Protection Agency
VIE(s)	variable interest entity(ies)

(This page has been left blank intentionally)

PART I.    FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

Consolidated Statements of Income	Edison International

	Three months ended June 30,		Six months ended June 30,
(in millions, except per-share amounts, unaudited)	2013	2012	2013	2012
Operating revenue	$3,046	$2,653	$5,678	$5,068
Fuel	81	61	154	138
Purchased power	1,076	822	1,855	1,437
Operation and maintenance	967	951	1,840	1,899
Depreciation, decommissioning and amortization	418	400	832	788
Asset impairment and other	575	(1)	575	—
Total operating expenses	3,117	2,233	5,256	4,262
Operating income (loss)	(71)	420	422	806
Interest and other income	34	40	63	73
Interest expense	(133)	(134)	(265)	(260)
Other expenses	(14)	(19)	(21)	(26)
Income (loss) from continuing operations before income taxes	(184)	307	199	593
Income tax expense (benefit)	(102)	100	(4)	192
Income (loss) from continuing operations	(82)	207	203	401
Income (loss) from discontinued operations, net of tax	12	(109)	24	(193)
Net income (loss)	(70)	98	227	208
Dividends on preferred and preference stock of utility	24	23	51	41
Other noncontrolling interests	—	1	—	—
Net income (loss) attributable to Edison International common shareholders	$(94)	$74	$176	$167
Amounts attributable to Edison International common shareholders:
Income (loss) from continuing operations, net of tax	$(106)	$183	$152	$360
Income (loss) from discontinued operations, net of tax	12	(109)	24	(193)
Net income (loss) attributable to Edison International common shareholders	$(94)	$74	$176	$167
Basic earnings (loss) per common share attributable to Edison International common shareholders:
Weighted-average shares of common stock outstanding	326	326	326	326
Continuing operations	$(0.33)	$0.56	$0.47	$1.10
Discontinued operations	0.04	(0.33)	0.07	(0.59)
Total	$(0.29)	$0.23	$0.54	$0.51
Diluted earnings (loss) per common share attributable to Edison International common shareholders:
Weighted-average shares of common stock outstanding, including effect of dilutive securities	326	334	329	333
Continuing operations	$(0.33)	$0.55	$0.47	$1.08
Discontinued operations	0.04	(0.33)	0.07	(0.58)
Total	$(0.29)	$0.22	$0.54	$0.50
Dividends declared per common share	$0.3375	$0.325	$0.6750	$0.650

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income	Edison International

	Three months ended June 30,		Six months ended June 30,
(in millions, unaudited)	2013	2012	2013	2012
Net income (loss)	$(70)	$98	$227	$208
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits other than pensions:
Net loss arising during the period, net of income tax benefit of $2 for the three months June 30, 2012 and $4 and $2 for the six months ended June 30, 2013 and 2012, respectively	—	(4)	(2)	(3)
Amortization of net loss included in net income, net of income tax expense of $1 for both the three months ended June 30, 2013 and 2012 and $2 and $5 for the six months ended June 30, 2013 and 2012, respectively	5	3	7	9
Unrealized loss on derivatives qualified as cash flow hedges:
Unrealized holding loss arising during the period, net of income tax benefit of $19 for the three months and $2 for the six months ended June 30, 2012, respectively	—	(28)	—	(3)
Reclassification adjustments included in net income, net of income tax benefit of $6 for the three months and $13 for the six months ended June 30, 2012, respectively	—	(9)	—	(20)
Other comprehensive income (loss), net of tax	5	(38)	5	(17)
Comprehensive income (loss)	(65)	60	232	191
Less: Comprehensive income attributable to noncontrolling interests	24	24	51	41
Comprehensive income (loss) attributable to Edison International	$(89)	$36	$181	$150

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

(in millions, unaudited)	June 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$148	$170
Receivables, less allowances of $66 and $75 for uncollectible accounts at respective dates	815	762
Accrued unbilled revenue	741	550
Inventory	267	340
Prepaid taxes	27	22
Derivative assets	91	129
Margin and collateral deposits	8	8
Regulatory assets	803	572
Other current assets	122	119
Total current assets	3,022	2,672
Nuclear decommissioning trusts	4,181	4,048
Investments in unconsolidated affiliates	2	2
Other investments	194	184
Total investments	4,377	4,234
Utility property, plant and equipment, less accumulated depreciation of $7,578 and $7,424 at respective dates	29,301	30,200
Nonutility property, plant and equipment, less accumulated depreciation of $69 and $123 at respective dates	75	73
Total property, plant and equipment	29,376	30,273
Derivative assets	73	85
Restricted deposits	4	4
Regulatory assets	7,494	6,422
Other long-term assets	681	704
Total long-term assets	8,252	7,215

Total assets	$45,027	$44,394

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

(in millions, except share amounts, unaudited)	June 30, 2013	December 31, 2012
LIABILITIES AND EQUITY
Short-term debt	$853	$175
Current portion of long-term debt	800	—
Accounts payable	1,288	1,423
Accrued taxes	33	61
Accrued interest	199	176
Customer deposits	199	193
Derivative liabilities	140	126
Regulatory liabilities	493	536
Deferred income taxes	79	64
Other current liabilities	804	990
Total current liabilities	4,888	3,744
Long-term debt	8,830	9,231
Deferred income taxes	6,304	6,127
Deferred investment tax credits	102	104
Customer advances	134	149
Derivative liabilities	1,027	939
Pensions and benefits	2,234	2,614
Asset retirement obligations	3,322	2,782
Regulatory liabilities	4,836	5,214
Other deferred credits and other long-term liabilities	2,242	2,299
Total deferred credits and other liabilities	20,201	20,228
Total liabilities	33,919	33,203
Commitments and contingencies (Note 12)
Common stock, no par value (800,000,000 shares authorized; 325,811,206 shares issued and outstanding at each date)	2,388	2,373
Accumulated other comprehensive loss	(82)	(87)
Retained earnings	7,049	7,146
Total Edison International's common shareholders' equity	9,355	9,432
Preferred and preference stock of utility	1,753	1,759
Total noncontrolling interests	1,753	1,759
Total equity	11,108	11,191
Total liabilities and equity	$45,027	$44,394

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Edison International

	Six months ended June 30,
(in millions, unaudited)	2013	2012
Cash flows from operating activities:
Net income	$227	$208
Less: Income (loss) from discontinued operations	24	(193)
Income from continuing operations	203	401
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, decommissioning and amortization	832	788
Regulatory impacts of net nuclear decommissioning trust earnings	161	114
Other amortization and other	33	34
Asset impairment	575	—
Stock-based compensation	12	16
Deferred income taxes and investment tax credits	85	11
Proceeds from U.S. treasury grants	—	29
Changes in operating assets and liabilities:
Receivables	(47)	10
Inventory	73	15
Margin and collateral deposits, net of collateral received	(67)	(3)
Prepaid taxes	(5)	98
Other current assets	(190)	(204)
Accounts payable	88	27
Accrued taxes	(33)	(15)
Other current liabilities	(98)	(83)
Derivative assets and liabilities, net	152	(79)
Regulatory assets and liabilities, net	(11)	252
Other assets	(27)	(19)
Other liabilities	(475)	122
Operating cash flows from continuing operations	1,261	1,514
Operating cash flows from discontinued operations, net	—	(354)
Net cash provided by operating activities	1,261	1,160
Cash flows from financing activities:
Long-term debt issued	398	395
Long-term debt issuance costs	(4)	(4)
Long-term debt repaid	(3)	(3)
Bonds remarketed, net	195	—
Bonds purchased	(196)	—
Preference stock issued, net	387	805
Preference stock redeemed	(400)	(75)
Short-term debt financing, net	678	(121)
Settlements of stock-based compensation, net	(37)	(30)
Dividends to noncontrolling interests	(52)	(29)
Dividends paid	(220)	(212)
Financing cash flows from continuing operations	746	726
Financing cash flows from discontinued operations, net	—	300
Net cash provided by financing activities	$746	$1,026

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Edison International

	Six months ended June 30,
(in millions, unaudited)	2013	2012
Cash flows from investing activities:
Capital expenditures	$(1,834)	$(2,125)
Proceeds from sale of nuclear decommissioning trust investments	1,956	1,097
Purchases of nuclear decommissioning trust investments and other	(2,128)	(1,222)
Customer advances for construction and other investments	(23)	7
Investing cash flows from continuing operations	(2,029)	(2,243)
Investing cash flows from discontinued operations, net	—	(237)
Net cash used by investing activities	(2,029)	(2,480)
Net decrease in cash and cash equivalents	(22)	(294)
Cash and cash equivalents at beginning of period	170	1,469
Cash and cash equivalents at end of period	148	1,175
Cash and cash equivalents from discontinued operations	—	1,009
Cash and cash equivalents from continuing operations	$148	$166

The accompanying notes are an integral part of these consolidated financial statements.

(This page has been left blank intentionally)

Consolidated Statements of Income	Southern California Edison Company

	Three months ended June 30,		Six months ended June 30,
(in millions, unaudited)	2013	2012	2013	2012
Operating revenue	$3,045	$2,651	$5,674	$5,063
Fuel	81	61	154	138
Purchased power	1,076	822	1,855	1,437
Operation and maintenance	879	866	1,665	1,717
Depreciation, decommissioning and amortization	417	399	832	788
Property and other taxes	72	73	151	156
Asset impairment	575	—	575	—
Total operating expenses	3,100	2,221	5,232	4,236
Operating income (loss)	(55)	430	442	827
Interest and other income	30	38	61	70
Interest expense	(127)	(127)	(253)	(249)
Other expenses	(14)	(19)	(21)	(26)
Income (loss) before income taxes	(166)	322	229	622
Income tax expense (benefit)	(99)	108	13	208
Net income (loss)	(67)	214	216	414
Less: Dividends on preferred and preference stock	24	23	51	41
Net income (loss) available for common stock	$(91)	$191	$165	$373

Consolidated Statements of Comprehensive Income

	Three months ended June 30,		Six months ended June 30,
(in millions, unaudited)	2013	2012	2013	2012
Net income (loss)	$(67)	$214	$216	$414
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits other than pensions:
Net loss arising the during period, net of income tax benefit of $3 for the three months ended June 30, 2012 and $3 for both the six months ended June 30, 2013 and 2012	—	(4)	(4)	(4)
Amortization of net loss included in net income, net of income tax expense of $1 for both the three months ended June 30, 2013 and 2012 and $2 and $3 for the six months ended June 30, 2013 and 2012, respectively	2	1	3	4
Other comprehensive income (loss), net of tax	2	(3)	(1)	—
Comprehensive income (loss)	$(65)	$211	$215	$414

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

(in millions, unaudited)	June 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$49	$45
Receivables, less allowances of $66 and $75 for uncollectible accounts at respective dates	768	755
Accrued unbilled revenue	741	550
Inventory	267	340
Prepaid taxes	22	48
Derivative assets	91	129
Regulatory assets	803	572
Other current assets	129	123
Total current assets	2,870	2,562
Nuclear decommissioning trusts	4,181	4,048
Other investments	127	116
Total investments	4,308	4,164
Utility property, plant and equipment, less accumulated depreciation of $7,578 and $7,424 at respective dates	29,301	30,200
Nonutility property, plant and equipment, less accumulated depreciation of $63 and $117 at respective dates	73	70
Total property, plant and equipment	29,374	30,270
Derivative assets	73	85
Regulatory assets	7,494	6,422
Other long-term assets	531	531
Total long-term assets	8,098	7,038

Total assets	$44,650	$44,034

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

(in millions, except share amounts, unaudited)	June 30, 2013	December 31, 2012
LIABILITIES AND EQUITY
Short-term debt	$828	$175
Current portion of long-term debt	800	—
Accounts payable	1,264	1,297
Accrued taxes	36	72
Accrued interest	194	172
Customer deposits	199	193
Derivative liabilities	140	126
Regulatory liabilities	493	536
Deferred income taxes	79	81
Other current liabilities	663	861
Total current liabilities	4,696	3,513
Long-term debt	8,427	8,828
Deferred income taxes	6,819	6,669
Deferred investment tax credits	102	104
Customer advances	134	149
Derivative liabilities	1,027	939
Pensions and benefits	1,727	2,245
Asset retirement obligations	3,322	2,782
Regulatory liabilities	4,836	5,214
Other deferred credits and other long-term liabilities	1,928	1,848
Total deferred credits and other liabilities	19,895	19,950
Total liabilities	33,018	32,291
Commitments and contingencies (Note 12)
Common stock, no par value (560,000,000 shares authorized; 434,888,104 shares issued and outstanding at each date)	2,168	2,168
Additional paid-in capital	584	581
Accumulated other comprehensive loss	(30)	(29)
Retained earnings	7,115	7,228
Total common shareholder's equity	9,837	9,948
Preferred and preference stock	1,795	1,795
Total equity	11,632	11,743
Total liabilities and equity	$44,650	$44,034

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Southern California Edison Company

	Six months ended June 30,
(in millions, unaudited)	2013	2012
Cash flows from operating activities:
Net income	$216	$414
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, decommissioning and amortization	832	788
Regulatory impacts of net nuclear decommissioning trust earnings	161	114
Other amortization	35	37
Asset impairment	575	—
Stock-based compensation	7	8
Deferred income taxes and investment tax credits	50	250
Proceeds from U.S. treasury grants	—	29
Changes in operating assets and liabilities:
Receivables	(12)	11
Inventory	73	15
Margin and collateral deposits, net of collateral received	(67)	(3)
Prepaid taxes	26	3
Other current assets	(192)	(203)
Accounts payable	96	28
Accrued taxes	(36)	(14)
Other current liabilities	(102)	(79)
Derivative assets and liabilities, net	152	(72)
Regulatory assets and liabilities, net	(11)	245
Other assets	(12)	(21)
Other liabilities	(466)	(39)
Net cash provided by operating activities	1,325	1,511
Cash flows from financing activities:
Long-term debt issued	398	395
Long-term debt issuance costs	(4)	(4)
Long-term debt repaid	(3)	(3)
Bonds remarketed, net	195	—
Bonds purchased	(196)	—
Preference stock issued, net	387	805
Preference stock redeemed	(400)	(75)
Short-term debt financing, net	653	(125)
Settlements of stock-based compensation, net	(34)	(20)
Dividends paid	(292)	(261)
Net cash provided by financing activities	704	712
Cash flows from investing activities:
Capital expenditures	(1,834)	(2,125)
Proceeds from sale of nuclear decommissioning trust investments	1,956	1,097
Purchases of nuclear decommissioning trust investments and other	(2,128)	(1,222)
Customer advances for construction and other investments	(19)	11
Net cash used by investing activities	(2,025)	(2,239)
Net increase (decrease) in cash and cash equivalents	4	(16)
Cash and cash equivalents, beginning of period	45	57
Cash and cash equivalents, end of period	$49	$41

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1.    Summary of Significant Accounting Policies
Organization and Basis of Presentation
Edison International is the parent holding company of Southern California Edison Company ("SCE"). SCE is an investor-owned public utility primarily engaged in the business of supplying electricity to an approximately 50,000 square mile area of southern California. Edison International is also the parent company of nonutility subsidiaries that are engaged in competitive businesses related to the delivery or use of electricity. Such competitive business activities are currently not material to report as a separate business segment. These combined notes to the consolidated financial statements apply to both Edison International and SCE unless otherwise described. Edison International's consolidated financial statements include the accounts of Edison International, SCE and other wholly owned and controlled subsidiaries. References to Edison International refer to the consolidated group of Edison International and its subsidiaries. References to Edison International Parent and Other refer to Edison International Parent and its nonutility subsidiaries. SCE's consolidated financial statements include the accounts of SCE and its wholly owned and controlled subsidiaries. All intercompany transactions have been eliminated from the consolidated financial statements.
Edison International's and SCE's significant accounting policies were described in Note 1 of "Notes to Consolidated Financial Statements" included in the 2012 Form 10-K. The same accounting policies are followed for interim reporting purposes, with the exception of accounting principles adopted as of January 1, 2013, discussed below in "—New Accounting Guidance." This quarterly report should be read in conjunction with the financial statements and notes included in the 2012 Form 10-K.
Beginning in the fourth quarter of 2012, EME met the definition of a discontinued operation and was classified separately in Edison International's consolidated financial statements. Except as indicated, amounts in the notes to the consolidated financial statements relate to continuing operations of Edison International. See Note 16 for information related to discontinued operations.
In the opinion of management, all adjustments, consisting of recurring accruals, have been made that are necessary to fairly state the consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America for the periods covered by this quarterly report on Form 10-Q. The results of operations for the three- and six-month periods ended June 30, 2013 are not necessarily indicative of the operating results for the full year.
The December 31, 2012 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
Cash Equivalents
Cash equivalents included investments in money market funds. Generally, the carrying value of cash equivalents equals the fair value, as these investments have original maturities of three months or less. The cash equivalents were as follows:

	Edison International		SCE
(in millions)	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Money market funds	$72	$107	$10	$5
Cash is temporarily invested until required for check clearing from the primary disbursement accounts. Checks issued, but not yet paid by the financial institution, are reclassified from cash to accounts payable at the end of each reporting period as follows:

	Edison International		SCE
(in millions)	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Cash reclassified to accounts payable	$160	$247	$158	$242

Inventory
Inventory is stated at the lower of cost or market, cost being determined by the weighted-average cost method for fuel, and the average cost method for materials, supplies and spare parts. Inventory consisted of the following:

(in millions)	June 30, 2013	December 31, 2012
Materials, supplies and spare parts	$244	$319
Fuel	23	21
Total inventory	$267	$340
As a result of the permanent retirement of San Onofre, SCE has reclassified $100 million of its inventory to a regulatory asset, see Note 9 for further details.
Greenhouse Gas Allowances
SCE is allocated greenhouse gas ("GHG") allowances annually which it is then required to submit to quarterly auctions. GHG proceeds from the auction are recorded as a regulatory liability to be refunded to customers. SCE purchases GHG allowances from quarterly auctions or bilateral parties to satisfy its compliance obligations and recovers such costs of GHG from customers. GHG allowances held for use are classified as "Other current assets" on the consolidated balance sheets and are stated at the lower of weighted-average cost or market.
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

	Three months ended June 30,			Six months ended June 30,
(in millions)	2013		2012	2013	2012
Basic earnings per share – continuing operations:
Income (loss) from continuing operations available to common shareholders	$(106)		$183	$152	$360
Weighted average common shares outstanding	326		326	326	326
Basic earnings per share – continuing operations	$(0.33)		$0.56	$0.47	$1.10
Diluted earnings per share – continuing operations:
Income (loss) from continuing operations available to common shareholders	$(106)		$183	$152	$360
Income impact of assumed conversions	—		—	—	—
Income (loss) from continuing operations available to common shareholders and assumed conversions	$(106)		$183	$152	$360
Weighted average common shares outstanding	326		326	326	326
Incremental shares from assumed conversions	—	[1]	8	3	7
Adjusted weighted average shares – diluted	326		334	329	333
Diluted earnings per share – continuing operations	$(0.33)		$0.55	$0.47	$1.08

[1]	Due to a loss for the three months ended June 30, 2013, there were no incremental shares in the computation because such shares would be considered antidilutive.

Stock-based compensation awards to purchase 3,266,857 shares of common stock for the three months ended June 30, 2012, and 1,587,370 and 4,928,510 for the six months ended June 30, 2013 and 2012, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the awards was greater than the average market price of the common shares during the respective periods and, therefore, the effect would have been antidilutive.
Asset Retirement Obligation
SCE is in the process of developing a comprehensive decommissioning plan following its decision to permanently retire San Onofre. See Note 9 for further details. The total asset retirement obligation ("ARO") liability related to San Onofre was revised in the second quarter of 2013 based on an updated decommissioning cost estimate for the retirement of both San Onofre Units 2 and 3. The revised ARO liability at June 30, 2013 related to San Onofre increased $455 million to $2.7 billion.
The following table summarizes the changes in SCE's ARO liability, including San Onofre and Palo Verde:

(in millions)	June 30, 2013	December 31, 2012
Beginning balance	$2,782	$2,610
Accretion expense	85	161
Revisions	455	12
Liabilities settled	—	(1)
Ending balance	$3,322	$2,782
New Accounting Guidance
Accounting Guidance Adopted in 2013
Offsetting Assets and Liabilities
In January 2013, the FASB issued accounting standards updates modifying the disclosure requirements about the nature of an entity's rights of offsetting recognized assets and liabilities in the statement of financial position under master netting agreements and similar arrangements associated with derivative instruments, repurchase agreements and securities lending transactions. The guidance requires increased disclosure of the gross and net recognized assets and liabilities, collateral positions and descriptions of setoff rights. Edison International and SCE adopted this guidance effective January 1, 2013. The adoption of this standard did not impact the consolidated income statements, balance sheets or cash flows of Edison International or SCE.
Items Reclassified out of Accumulated Other Comprehensive Income
In February 2013, the FASB issued an accounting standards update which requires disclosure related to items reclassified out of AOCI. The guidance requires companies to present separately, for each component of other comprehensive income, current period reclassifications and the remainder of the current-period other comprehensive income. In addition, for certain current period reclassifications, an entity is required to disclose the effect of the item reclassified out of AOCI on the respective line item(s) of net income. Edison International and SCE adopted this guidance effective January 1, 2013. See Note 14 for further details.
Accounting Guidance Not Yet Adopted
In July 2013, the FASB issued an accounting standards update that will require that an unrecognized tax benefit be presented on the balance sheet as a reduction of a deferred tax asset for a net operating loss ("NOL") or tax credit carryforward under certain circumstances. This proposal is effective January 1, 2014 and is not expected to have a material impact on the consolidated financial statements.

Note 2.    Consolidated Statements of Changes in Equity
The following table provides Edison International's changes in equity for the six months ended June 30, 2013:

	Equity Attributable to Edison International				Noncontrolling Interests
(in millions)	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Subtotal	Preferred and Preference Stock	Total Equity
Balance at December 31, 2012	$2,373	$(87)	$7,146	$9,432	$1,759	$11,191
Net income	—	—	176	176	51	227
Other comprehensive income	—	5	—	5	—	5
Common stock dividends declared ($0.675 per share)	—	—	(220)	(220)	—	(220)
Dividends, distributions to noncontrolling interests	—	—	—	—	(51)	(51)
Stock-based compensation and other	3	—	(40)	(37)	—	(37)
Noncash stock-based compensation and other	12	—	(5)	7	(1)	6
Issuance of preference stock	—	—	—	—	387	387
Redemption of preference stock	—	—	(8)	(8)	(392)	(400)
Balance at June 30, 2013	$2,388	$(82)	$7,049	$9,355	$1,753	$11,108
During the first quarter of 2013, SCE redeemed all outstanding shares of Series B and C preference stock and charged the issuance costs to retained earnings.
The following table provides Edison International's changes in equity for the six months ended June 30, 2012:

	Equity Attributable to Edison International				Noncontrolling Interests
(in millions)	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Subtotal	Other	Preferred and Preference Stock	Total Equity
Balance at December 31, 2011	$2,360	$(139)	$7,834	$10,055	$2	$1,029	$11,086
Net income	—	—	167	167	—	41	208
Other comprehensive loss	—	(17)	—	(17)	—	—	(17)
Contributions from noncontrolling interests	—	—	—	—	238	—	238
Transfer of assets to Capistrano Wind Partners	(21)	—	—	(21)	—	—	(21)
Common stock dividends declared ($0.65 per share)	—	—	(212)	(212)	—	—	(212)
Dividends, distributions to noncontrolling interests and other	—	—	—	—	—	(41)	(41)
Stock-based compensation and other	15	—	(56)	(41)	—	—	(41)
Noncash stock-based compensation and other	17	—	(2)	15	—	—	15
Issuance of preference stock	—	—	—	—	—	805	805
Redemption of preference stock	—	—	(1)	(1)	—	(74)	(75)
Balance at June 30, 2012	$2,371	$(156)	$7,730	$9,945	$240	$1,760	$11,945

The following table provides SCE's changes in equity for the six months ended June 30, 2013:

	Equity Attributable to SCE
(in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Preferred and Preference Stock	Total Equity
Balance at December 31, 2012	$2,168	$581	$(29)	$7,228	$1,795	$11,743
Net income	—	—	—	216	—	216
Other comprehensive loss	—	—	(1)	—	—	(1)
Dividends declared on common stock	—	—	—	(240)	—	(240)
Dividends declared on preferred and preference stock	—	—	—	(51)	—	(51)
Stock-based compensation and other	—	1	—	(35)	—	(34)
Noncash stock-based compensation and other	—	7	—	5	—	12
Issuance of preference stock	—	(13)	—	—	400	387
Redemption of preference stock	—	8	—	(8)	(400)	(400)
Balance at June 30, 2013	$2,168	$584	$(30)	$7,115	$1,795	$11,632
During the first quarter of 2013, SCE redeemed all outstanding shares of Series B and C preference stock and charged the issuance costs to retained earnings.
The following table provides SCE's changes in equity for the six months ended June 30, 2012:

	Equity Attributable to SCE
(in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Preferred and Preference Stock	Total Equity
Balance at December 31, 2011	$2,168	$596	$(24)	$6,173	$1,045	$9,958
Net income	—	—	—	414	—	414
Dividends declared on common stock	—	—	—	(233)	—	(233)
Dividends declared on preferred and preference stock	—	—	—	(41)	—	(41)
Stock-based compensation and other	—	10	—	(30)	—	(20)
Noncash stock-based compensation and other	—	8	—	—	—	8
Issuance of preference stock	—	(20)	—	—	825	805
Redemption of preference stock	—	1	—	(1)	(75)	(75)
Balance at June 30, 2012	$2,168	$595	$(24)	$6,282	$1,795	$10,816
Note 3.    Variable Interest Entities
Variable Interest in VIEs that are not Consolidated
Power Purchase Contracts
SCE has power purchase agreements ("PPAs") that are classified as variable interests in VIEs, including tolling agreements through which SCE provides the natural gas to fuel the plants and contracts with qualifying facilities ("QFs") that contain variable pricing provisions based on the price of natural gas. SCE has concluded that it is not the primary beneficiary of these VIEs since it does not control the commercial and operating activities of these entities. In general, because payments for capacity are the primary source of income, the most significant economic activity for these VIEs is the operation and maintenance of the power plants.

As of the balance sheet date, the carrying amount of assets and liabilities in SCE's consolidated balance sheet that relate to its involvement with VIEs result from amounts due under the PPAs or the fair value of those derivative contracts. Under these contracts, SCE recovers the costs incurred through demonstration of compliance with its CPUC-approved long-term power procurement plans. SCE has no residual interest in the entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees or other commitments associated with these contracts other than the purchase commitments described in Note 9 in the 2012 Form 10-K. As a result, there is no significant potential exposure to loss to SCE from its variable interest in these VIEs. The aggregate contracted capacity dedicated to SCE for these VIE projects was 4,057 MW and 2,014 MW at June 30, 2013 and 2012, respectively, and the amounts that SCE paid to these projects were $99 million and $57 million for the three months ended June 30, 2013 and 2012, respectively, and $197 million and $134 million for the six months ended June 30, 2013 and 2012, respectively. These amounts are recoverable in customer rates, subject to reasonableness review. As of June 30, 2013, SCE has additional VIE contracts with future aggregate contracted capacity of 1,358 MW to be delivered starting in August 2013 and January 2014.
Unconsolidated Trusts of SCE
SCE Trust I and Trust II were formed in 2012 and 2013, respectively, for the exclusive purpose of issuing the 5.625% and 5.10% trust preference securities, respectively (“trust securities”). The trusts are VIEs. SCE has concluded that it is not the primary beneficiary of these VIEs as it does not have the obligation to absorb the expected losses or the right to receive the expected residual returns of the trusts.
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
In January 2013, SCE Trust II issued $400 million (aggregate liquidation preference) of 5.10% trust securities (cumulative, liquidation amount of $25 per share) to the public and $10,000 of common stock (100%) to SCE. The trust invested the proceeds of these trust securities in Series G Preference Stock issued by SCE in the principal amount of $400 million (cumulative, $2,500 per share liquidation value) and which have substantially the same payment terms as the trust securities.
The Series F and Series G Preference Stock and the corresponding trust securities do not have a maturity date. Upon any redemption of any shares of the Series F or Series G Preference Stock, a corresponding dollar amount of trust securities will be redeemed by the applicable trust (for further information see Note 13). The applicable trust will make distributions at the same rate and on the same dates on the applicable series of trust securities when and if the SCE board of directors declares and makes dividend payments on the Series F or Series G Preference Stock. The applicable trusts will use any dividends it receives on the Series F or Series G Preference Stock to make its corresponding distributions on the applicable series of trust securities. If SCE does not make a dividend payment to either trust, SCE would be prohibited from paying dividends on its common stock. SCE has fully and unconditionally guaranteed the payment of the trust securities and trust distributions, if and when SCE pays dividends on the Series F and Series G Preference Stock.
The Trust I balance sheet as of June 30, 2013 and December 31, 2012, consisted of an investment of $475 million in the Series F Preference Stock, $475 million of trust securities and $10,000 of common stock. The trust's income statement consisted of dividend income and dividend distributions of $6 million and $3 million each for the three months ended June 30, 2013 and 2012, respectively, and $13 million and $3 million each for the six months ended June 30, 2013 and 2012, respectively.
The Trust II balance sheet as of June 30, 2013, consisted of an investment of $400 million in the Series G Preference Stock, $400 million of trust securities and $10,000 of common stock. The trust's income statement consisted of dividend income and dividend distributions of $5 million each for the three months ended June 30, 2013 and $9 million each for the six months ended June 30, 2013.
Note 4.    Fair Value Measurements
Recurring Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an “exit price”). Fair value of an asset or liability considers assumptions that market participants would use in pricing the asset or liability, including assumptions about nonperformance risk. As of June 30, 2013 and December 31, 2012, nonperformance risk was not material for Edison International and SCE.

Assets and liabilities are categorized into a three-level fair value hierarchy based on valuation inputs used to determine fair value. The hierarchy gives the highest priority to unadjusted quoted market prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).
SCE
The following table sets forth assets and liabilities of SCE that were accounted for at fair value by level within the fair value hierarchy:

	June 30, 2013
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at Fair Value
Money market funds	$10	$—	$—	$—	$10
Mutual funds	28	—	—	—	28
Derivative contracts:
Congestion Revenue Rights	—	—	137	—	137
Electricity	—	—	17	(10)	7
Natural gas	—	13	—	(1)	12
Tolling	—	—	8	—	8
Subtotal of derivative contracts	—	13	162	(11)	164
Long-term disability plan	8	—	—	—	8
Nuclear decommissioning trusts:
Stocks[2]	2,085	—	—	—	2,085
U.S. government and agency securities	881	144	—	—	1,025
Municipal bonds	—	592	—	—	592
Corporate bonds[3]	—	347	—	—	347
Short-term investments, primarily cash equivalents[4]	168	112	—	—	280
Subtotal of nuclear decommissioning trusts	3,134	1,195	—	—	4,329
Total assets	3,180	1,208	162	(11)	4,539
Liabilities at Fair Value
Derivative contracts:
Electricity	—	2	6	(1)	7
Natural gas	—	68	—	(31)	37
Tolling	—	—	1,123	—	1,123
Subtotal of derivative contracts	—	70	1,129	(32)	1,167
Total liabilities	—	70	1,129	(32)	1,167
Net assets (liabilities)	$3,180	$1,138	$(967)	$21	$3,372

	December 31, 2012
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at Fair Value
Money market funds	$5	$—	$—	$—	$5
Derivative contracts:
Congestion Revenue Rights	—	—	186	—	186
Electricity	—	—	31	(13)	18
Natural gas	—	8	—	(2)	6
Tolling	—	—	4	—	4
Subtotal of derivative contracts	—	8	221	(15)	214
Long-term disability plan	8	—	—	—	8
Nuclear decommissioning trusts:
Stocks[2]	2,271	—	—	—	2,271
Municipal bonds	—	644	—	—	644
U.S. government and agency securities	477	126	—	—	603
Corporate bonds[3]	—	410	—	—	410
Short-term investments, primarily cash equivalents[4]	121	—	—	—	121
Subtotal of nuclear decommissioning trusts	2,869	1,180	—	—	4,049
Total assets	2,882	1,188	221	(15)	4,276
Liabilities at Fair Value
Derivative contracts:
Electricity	—	2	5	(2)	5
Natural gas	—	113	2	(60)	55
Tolling	—	—	1,005	—	1,005
Subtotal of derivative contracts	—	115	1,012	(62)	1,065
Total liabilities	—	115	1,012	(62)	1,065
Net assets (liabilities)	$2,882	$1,073	$(791)	$47	$3,211

[1]
Represents the netting of assets and liabilities under master netting agreements and cash collateral across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

[2]	Approximately 70% and 66% of SCE's equity investments were located in the United States at June 30, 2013 and December 31, 2012, respectively.

[3]
At June 30, 2013 and December 31, 2012, SCE's corporate bonds were diversified and included collateralized mortgage obligations and other asset backed securities of $58 million and $56 million, respectively.

[4]
Excludes net payables of $148 million and $1 million at June 30, 2013 and December 31, 2012, respectively, of interest and dividend receivables as well as receivables and payables related to SCE's pending securities sales and purchases.

Edison International Parent and Other
Assets measured at fair value consisted of money market funds of $72 million and $107 million at June 30, 2013 and December 31, 2012, respectively, classified as Level 1.

SCE Fair Value of Level 3
The following table sets forth a summary of changes in SCE's fair value of Level 3 net derivative assets and liabilities:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2013	2012	2013	2012
Fair value of net liabilities at beginning of period	$(882)	$(1,097)	$(791)	$(754)
Total realized/unrealized gains (losses):
Included in regulatory assets and liabilities[1]	(76)	341	(158)	(23)
Purchases	20	29	38	50
Settlements	(29)	(12)	(56)	(12)
Fair value of net liabilities at end of period	$(967)	$(739)	$(967)	$(739)
Change during the period in unrealized losses related to assets and liabilities held at the end of the period	$(43)	$335	$(125)	$(8)

[1]	Due to regulatory mechanisms, SCE's realized and unrealized gains and losses are recorded as regulatory assets and liabilities.
Edison International and SCE recognize the fair value for transfers in and transfers out of each level at the end of each reporting period. There were no transfers between any levels during 2013 and 2012.
Valuation Techniques Used to Determine Fair Value
Level 1
The fair value of Edison International and SCE's Level 1 assets and liabilities is determined using unadjusted quoted prices in active markets that are available at the measurement date for identical assets and liabilities. This level includes exchange-traded equity securities and derivatives, U.S. treasury securities, mutual funds and money market funds.
Level 2
SCE's Level 2 assets and liabilities include fixed income securities and over-the-counter derivatives. The fair value of fixed income securities is determined using a market approach by obtaining quoted prices for similar assets and liabilities in active markets and inputs that are observable, either directly or indirectly, for substantially the full term of the instrument. For further discussion on fixed income securities, see "—Nuclear Decommissioning Trusts" below.
The fair value of SCE's over-the-counter derivative contracts is determined using an income approach. SCE uses standard pricing models to determine the net present value of estimated future cash flows. Inputs to the pricing models include forward published or posted clearing prices from exchanges (New York Mercantile Exchange and Intercontinental Exchange) for similar instruments and discount rates. A primary price source that best represents trade activity for each market is used to develop observable forward market prices in determining the fair value of these positions. Broker quotes, prices from exchanges or comparison to executed trades are used to validate and corroborate the primary price source. These price quotations reflect mid-market prices (average of bid and ask) and are obtained from sources believed to provide the most liquid market for the commodity.
Level 3
The fair value of SCE's Level 3 assets and liabilities is determined using the income approach through various models and techniques that require significant unobservable inputs. This level includes over-the-counter options, tolling arrangements and derivative contracts that trade infrequently such as congestion revenue rights ("CRRs") and long-term power agreements.
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

Level 3 Valuation Process
The process of determining fair value is the responsibility of SCE's risk management department, which reports to SCE's chief financial officer. This department obtains observable and unobservable inputs through broker quotes, exchanges and internal valuation techniques that use both standard and proprietary models to determine fair value. Each reporting period, the risk and finance departments collaborate to determine the appropriate fair value methodologies and classifications for each derivative. Inputs are validated for reasonableness by comparison against prior prices, other broker quotes and volatility fluctuation thresholds. Inputs used and valuations are reviewed period-over-period and compared with market conditions to determine reasonableness.
The following table sets forth SCE's valuation techniques and significant unobservable inputs used to determine fair value for Level 3 assets and liabilities:

	Fair Value (in millions)			Significant	Range
June 30, 2013	Assets	Liabilities	Valuation Technique(s)	Unobservable Input	(Weighted Average)
Electricity:
Options	$22	$7	Option model	Volatility of gas prices	23% - 32% (29%)
				Volatility of power prices	28% - 81% (44%)
				Power prices	$45.20 - $55.50 ($49.60)
Forwards	1	5	Discounted cash flow	Power prices	$23.90 - $49.30 ($40.20)
CRRs	137	—	Market simulation model	Load forecast	7,597 MW - 26,612 MW
				Power prices	$(13.90) - $226.75
				Gas prices	$2.95 - $7.78
Tolling	8	1,123	Option model	Volatility of gas prices	15% - 32% (20%)
				Volatility of power prices	25% - 81% (29%)
				Power prices	$39.70 - $71.20 ($51.90)
Netting	(6)	(6)
Total derivative contracts	$162	$1,129

	Fair Value (in millions)			Significant	Range
December 31, 2012	Assets	Liabilities	Valuation Technique(s)	Unobservable Input	(Weighted Average)
Electricity:
Options	$40	$12	Option model	Volatility of gas prices	25% - 36% (33%)
				Volatility of power prices	29% - 64% (42%)
				Power prices	$41.70 - $59.20 ($47.00)
Forwards	2	4	Discounted cash flow	Power prices	$23.10 - $44.90 ($31.10)
CRRs	186	—	Market simulation model	Load forecast	7,597 MW - 26,612 MW
				Power prices	$(13.90) - $226.75
				Gas prices	$2.95 - $7.78
Gas options	—	2	Option model	Volatility of gas prices	28% - 36% (34%)
Tolling	4	1,005	Option model	Volatility of gas prices	17% - 36% (22%)
				Volatility of power prices	26% - 64% (29%)
				Power prices	$35.00 - $84.10 ($55.40)
Netting	(11)	(11)
Total derivative contracts	$221	$1,012

Level 3 Fair Value Sensitivity
Gas Options, Electricity Options, and Tolling Arrangements
The fair values of SCE's option contracts and tolling arrangements contain intrinsic value and time value. Intrinsic value is the difference between the market price and strike price of the underlying commodity. Time value is made up of several components, including volatility, time to expiration, and interest rates. The fair value of option contracts changes as the underlying commodity price moves away or towards the strike price. The option model for tolling arrangements reflects plant specific information such as operating and start-up costs.
For tolling arrangements and certain gas and power option contracts where SCE is the buyer, increases in volatility of the underlying commodity prices would result in increases to fair value as it represents greater price movement risk. As power and gas prices increase, the fair value of the option contracts and tolling arrangements tends to increase. The valuation of power option contracts and tolling arrangements is also impacted by the correlation between gas and power prices. As the correlation increases, the fair value of power option contracts and tolling arrangements tends to decline.
Forward Power Contracts
Generally, an increase (decrease) in long-term forward power prices at illiquid locations where SCE is the buyer relative to the contract price will increase (decrease) fair value.
Congestion Revenue Rights
Where SCE is the buyer, generally increases (decreases) in forecasted load in isolation would result in increases (decreases) to the fair value. In general, an increase (decrease) in electricity and gas prices at illiquid locations tends to result in increases (decreases) to fair value; however, changes in electricity and gas prices in opposite directions may have varying results on fair value.
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
Fair Value of Long-Term Debt Recorded at Carrying Value
The carrying value and fair value of Edison International and SCE's long-term debt is as follows:

	June 30, 2013		December 31, 2012
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
SCE	$9,227	$10,168	$8,828	$10,505
Edison International	9,630	10,593	9,231	10,944
Fair value of Edison International and SCE's short-term and long-term debt is classified as Level 2 and is based on evaluated prices that reflect significant observable market information such as reported trades, actual trade information of similar securities, benchmark yields, broker/dealer quotes of new issue prices and relevant credit information.
The carrying value of Edison International and SCE's trade receivables and payables, other investments, and short-term debt approximates fair value.

Note 5.    Debt and Credit Agreements
Long-Term Debt
In March 2013, SCE issued $400 million of 3.90% first and refunding mortgage bonds due in 2043. The proceeds from these bonds were used to repay commercial paper borrowings and to fund SCE's capital program.
Credit Agreements and Short-Term Debt
At June 30, 2013, SCE's outstanding commercial paper was $828 million at a weighted-average interest rate of 0.27%. This commercial paper was supported by a $2.75 billion multi-year revolving credit facility. At June 30, 2013, letters of credit issued under SCE's credit facility aggregated $96 million and are scheduled to expire in twelve months or less. At December 31, 2012, the outstanding commercial paper was $175 million at a weighted-average interest rate of 0.37%.
At June 30, 2013, Edison International Parent's outstanding short-term debt was $25 million at a weighted-average interest rate of 1.48%. This short-term debt was supported by a $1.25 billion multi-year revolving credit facility. At December 31, 2012, Edison International had no outstanding short-term debt.
On July 18, 2013, SCE and Edison International Parent amended their credit facilities to extend the maturity dates to July 2018 for $2.6 billion and $1.182 billion, respectively. The remaining $150 million and $68 million of the SCE and Edison International Parent credit facilities, respectively, will mature in May 2017.
Note 6.    Derivative Instruments
Derivative financial instruments are used to manage exposure to commodity price risk. SCE manages commodity price risk in part by entering into forward commodity transactions, including options, swaps and forwards, tolling arrangements and CRRs. To mitigate credit and default risk SCE enters into master netting agreements or similar agreements whenever possible. These transactions are approved by the CPUC or executed in compliance with CPUC-approved procurement plans. SCE recovers its related hedging costs through the energy resource recovery account ("ERRA"), and as a result, exposure to commodity price and credit and default risks are not expected to impact earnings, but may impact cash flows.
Commodity Price Risk
Commodity price risk represents the potential impact that can be caused by a change in the market value of a particular commodity. SCE's electricity price exposure arises from energy purchased from and sold to wholesale markets as a result of differences between SCE's load requirements and the amount of energy delivered from its generating facilities and power purchase agreements. SCE's natural gas price exposure arises from natural gas purchased for the Mountainview power plant and peaker plants, QF contracts where pricing is based on a monthly natural gas index and power purchase agreements in which SCE has agreed to provide the natural gas needed for generation, referred to as tolling arrangements.
Credit and Default Risk
Credit and default risk represents the potential impact that can be caused if a counterparty were to default on its contractual obligations and SCE would be exposed to spot markets for buying replacement power or selling excess power. In addition, SCE would be exposed to the risk of non-payment of accounts receivable, primarily related to the sales of excess power and realized gains on derivative instruments.
Certain power contracts contain master netting agreements or similar agreements, which generally allows counterparties subject to the agreement to set-off amounts when certain criteria are met, such as in the event of default. The objective of netting is to reduce credit exposure. Additionally, to reduce SCE's risk exposures counterparties may be required to pledge collateral depending on the creditworthiness of each counterparty and the risk associated with the transaction.
Certain power contracts contain a provision that requires SCE to maintain an investment grade credit rating from each of the major credit rating agencies, referred to as a credit-risk-related contingent feature. If SCE's credit rating were to fall below investment grade, SCE may be required to pay the derivative liability or post additional collateral. The net fair value of all derivative liabilities with these credit-risk-related contingent features was $59 million and $6 million as of June 30, 2013 and December 31, 2012, respectively, for which SCE has posted no collateral to its counterparties for the respective periods. If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2013, SCE would be required to post collateral in the amount of $6 million, excluding the impact of unpaid closed positions as their settlement is not impacted by the credit-risk-related contingent features.

Fair Value of Derivative Instruments
SCE presents its derivative assets and liabilities on a net basis on its consolidated balance sheets when subject to master netting agreements or similar agreements. Derivative positions are offset against margin and cash collateral deposits. In addition, SCE has provided collateral in the form of letters of credit. Collateral requirements can vary depending upon the level of unsecured credit extended by counterparties, changes in market prices relative to contractual commitments and other factors. The following table summarizes the gross and net fair values of SCE's commodity derivative instruments:

	June 30, 2013
	Derivative Assets			Derivative Liabilities
(in millions)	Short-Term	Long-Term	Subtotal	Short-Term	Long-Term	Subtotal	Net Liability
Commodity derivative contracts
Gross amounts recognized	$106	$74	$180	$170	$1,035	$1,205	$1,025
Gross amounts offset in the consolidated balance sheets	(15)	(1)	(16)	(15)	(1)	(16)	—
Cash collateral posted[1]	—	—	—	(15)	(7)	(22)	(22)
Net amounts presented in the consolidated balance sheets	$91	$73	$164	$140	$1,027	$1,167	$1,003

	December 31, 2012
	Derivative Assets			Derivative Liabilities
(in millions)	Short-Term	Long-Term	Subtotal	Short-Term	Long-Term	Subtotal	Net Liability
Commodity derivative contracts
Gross amounts recognized	$151	$91	$242	$186	$954	$1,140	$898
Gross amounts offset in the consolidated balance sheets	(22)	(6)	(28)	(22)	(6)	(28)	—
Cash collateral posted[1]	—	—	—	(38)	(9)	(47)	(47)
Net amounts presented in the consolidated balance sheets	$129	$85	$214	$126	$939	$1,065	$851

[1]
In addition, SCE has posted $8 million of collateral that is not offset against the derivative liabilities and is reflected in "Other current assets" on both the June 30, 2013 and December 31, 2012 consolidated balance sheets.

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
The following table summarizes the components of SCE's economic hedging activity:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2013	2012	2013	2012
Realized losses	$(7)	$(67)	$(23)	$(122)
Unrealized gains (losses)	(64)	423	(118)	62

Notional Volumes of Derivative Instruments
The following table summarizes the notional volumes of derivatives used for SCE hedging activities:

		Economic Hedges
Commodity	Unit of Measure	June 30, 2013	December 31, 2012
Electricity options, swaps and forwards	GWh	11,460	15,884
Natural gas options, swaps and forwards	Bcf	38	100
Congestion revenue rights	GWh	124,973	149,774
Tolling arrangements	GWh	99,926	101,485
Note 7.    Income Taxes
Effective Tax Rate
The table below provides a reconciliation of income tax expense computed at the federal statutory income tax rate to the income tax provision:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2013	2012	2013	2012
Edison International:
Income (loss) from continuing operations before income taxes	$(184)	$307	$199	$593
Provision for income tax at federal statutory rate of 35%	(64)	107	70	207
Increase (decrease) in income tax from:
State tax, net of federal benefit	(20)	8	(17)	14
Property-related	(22)	(10)	(64)	(19)
Uncertain tax positions	11	—	18	1
Other	(7)	(5)	(11)	(11)
Total income tax expense (benefit) from continuing operations	$(102)	$100	$(4)	$192
Effective tax rate	*	32.6%	*	32.4%
SCE:
Income (loss) from continuing operations before income taxes	$(166)	$322	$229	$622
Provision for income tax at federal statutory rate of 35%	(58)	113	80	218
Increase (decrease) in income tax from:
State tax, net of federal benefit	(23)	10	(9)	20
Property-related	(22)	(10)	(64)	(20)
Uncertain tax positions	11	(1)	17	—
Other	(7)	(4)	(11)	(10)
Total income tax expense (benefit) from continuing operations	$(99)	$108	$13	$208
Effective tax rate	*	33.5%	5.7%	33.4%

*	Not meaningful
The CPUC requires flow-through ratemaking treatment for the current tax benefit arising from certain property-related and other temporary differences which reverse over time. The accounting treatment for these temporary differences results in recording regulatory assets and liabilities for amounts that would otherwise be recorded to deferred income tax expense.
Property-related items include recognition of income tax benefits from repair deductions for income tax purposes.

Tax Disputes
Edison International's federal income tax returns and its California combined franchise tax returns are currently open for years subsequent to 2002. In addition, specific California refund claims made by Edison International for years 1991 through 2002 are currently under review by the Franchise Tax Board.
Tax Years 2003 – 2006
The IRS examination phase of tax years 2003 through 2006 was completed in the fourth quarter of 2010, which included proposed adjustments for the following two items:

•
A proposed adjustment increasing the taxable gain on the 2004 sale of EME's international assets, which if sustained, would result in a federal tax payment of approximately $203 million, including interest and penalties through June 30, 2013 (the IRS has asserted a 40% penalty for understatement of tax liability related to this matter).

•
A proposed adjustment to disallow a component of SCE's repair allowance deduction, which if sustained, would result in a federal tax payment of approximately $98 million, including interest through June 30, 2013.

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
Tax Years 2007 – 2009
The IRS examination phase of tax years 2007 through 2009 was completed during the first quarter of 2013. Edison International received a Revenue Agent Report from the IRS on February 28, 2013 which included a proposed adjustment to disallow a component of SCE's repair allowance deduction (similar to the 2003 – 2006 tax years). The proposed adjustment to disallow a component of SCE's repair allowance deduction, which if sustained, would result in a federal tax payment of approximately $74 million, including interest through June 30, 2013. Edison International disagrees with the proposed adjustments and filed a protest with the IRS in April 2013.
Note 8.    Compensation and Benefit Plans
Pension Plans
Edison International made contributions of $104 million during the six months ended June 30, 2013, which includes contributions of $94 million by SCE. Edison International expects to make $86 million during the remainder of 2013, which includes $70 million from SCE. Annual contributions made to most of SCE's pension plans are anticipated to be recovered through CPUC-approved regulatory mechanisms. Annual contributions to these plans are expected to be, at a minimum, equal to the related annual expense.

Expense components for continuing operations are:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2013	2012	2013	2012
Edison International:
Service cost	$38	$39	$76	$77
Interest cost	42	45	84	91
Expected return on plan assets	(57)	(55)	(114)	(111)
Settlement costs	49	—	49	—
Amortization of prior service cost	1	1	2	2
Amortization of net loss[1]	15	16	30	33
Expense under accounting standards	$88	$46	$127	$92
Regulatory adjustment (deferred)	(31)	27	(14)	54
Total expense recognized	$57	$73	$113	$146
SCE:
Service cost	$37	$37	$74	$74
Interest cost	41	45	82	90
Expected return on plan assets	(57)	(55)	(114)	(110)
Settlement costs	48	—	48	—
Amortization of prior service cost	1	1	2	2
Amortization of net loss[1]	14	15	28	30
Expense under accounting standards	$84	$43	$120	$86
Regulatory adjustment (deferred)	(31)	27	(14)	54
Total expense recognized	$53	$70	$106	$140

[1]
Includes the amount of net loss reclassified from other comprehensive loss. The amount reclassified for Edison International and SCE was $4 million and $3 million for the three months ended June 30, 2013, respectively, and $7 million and $5 million for the six months ended June 30, 2013, respectively.

Under GAAP, a settlement is recorded when lump-sum payments exceed estimated annual service and interest costs. As of May 31, 2013, lump-sum payments to employees retiring in 2013 from the SCE Retirement Plan (primary due to workforce reductions described below) exceeded the estimated service and interest costs for the year. A settlement requires remeasurement of both the plan pension obligations and plan assets as of the date of the settlement. The remeasurement of the SCE Retirement Plan as of May 31, 2013 resulted in an actuarial gain of $369 million, including $362 million for SCE. The actuarial gain is primarily due to an increase in the discount rate to 4.25% from 3.75% (due to higher interest rates) and performance of the plan assets from January 1 to May 31, 2013.
After remeasurement, GAAP requires an acceleration of a portion of unrecognized net losses attributable to such lump-sum payments as additional pension expense. The additional pension expense from acceleration of the portion of unrecognized net losses during the second quarter of 2013 was $49 million, including $48 million for SCE. The additional pension expense related to SCE did not impact net income as such amounts are probable of recovery through future rates.
The projected benefit obligations exceeded the fair value of the SCE Retirement Plan assets by $658 million at May 31, 2013 compared to $1.1 billion at December 31, 2012.
Postretirement Benefits Other Than Pensions
Edison International made contributions of $15 million during the six months ended June 30, 2013 and expects to make $20 million during the remainder of 2013, all of which are expected to be made by SCE. Annual contributions made to SCE plans are anticipated to be recovered through CPUC-approved regulatory mechanisms and are expected to be, at a minimum, equal to the total annual expense for these plans. Benefits under these plans, with some exceptions, are generally unvested and subject to change.

Expense components for continuing operations are:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2013	2012	2013	2012
Edison International:
Service cost	$14	$12	$28	$24
Interest cost	26	29	52	57
Expected return on plan assets	(30)	(27)	(60)	(54)
Special termination benefits[1]	10	—	10	—
Amortization of prior service credit	(9)	(9)	(18)	(18)
Amortization of net loss[2]	7	11	14	23
Total expense	$18	$16	$26	$32
SCE:
Service cost	$14	$12	$27	$24
Interest cost	26	28	52	56
Expected return on plan assets	(30)	(27)	(60)	(54)
Special termination benefits[1]	10	—	10	—
Amortization of prior service credit	(9)	(9)	(18)	(18)
Amortization of net loss[2]	7	11	14	22
Total expense	$18	$15	$25	$30

[1]	Due to the reduction in workforce, SCE has incurred costs for extended retiree health care coverage.

[2]
Includes the amount of net loss reclassified from other comprehensive loss. The amount reclassified for Edison International and SCE was less than $1 million and zero for the three- and six-months ended June 30, 2013, respectively.

Workforce Reductions
In 2012, SCE commenced multiple efforts to reduce its workforce, which were largely completed by the end of the second quarter of 2013, in order to reflect SCE's strategic direction to optimize its cost structure, moderate customer rate increases and align its cost structure with its peers. In addition, in June 2013, SCE announced plans to permanently retire San Onofre. This announcement will result in a further reduction of the San Onofre workforce by approximately 960 employees and support organizations by approximately 175 employees. The majority of such reductions are expected to occur in 2013. See Note 9 for further details. The following table provides a summary of changes in the accrued severance liability associated with these reductions:

(in millions)
Balance at January 1, 2013	$104
Additions	109
Payments	(88)
Balance at June 30, 2013	$125
The liability presented in the table above is reflected in "Other current liabilities" on the consolidated balance sheets. The severance costs are included in "Operation and maintenance" on the consolidated income statements.
Note 9.     Permanent Retirement of San Onofre
Tube Leak and Response
Replacement steam generators were installed at San Onofre in 2010 and 2011. In the first quarter of 2012, a water leak suddenly occurred in one of the heat transfer tubes in San Onofre's Unit 3 steam generators. The Unit was safely taken off-line and subsequent inspections revealed excessive tube to tube wear. At the time, Unit 2 was off-line for a planned outage when areas of unexpected tube to support structure wear were found. Both Units have remained shut down since early 2012 and have undergone extensive inspections, testing and analysis following discovery of the leak. In October 2012, SCE submitted a restart plan to the Nuclear Regulatory Commission (“NRC”).
Permanent Retirement
On June 6, 2013 SCE decided to permanently retire Units 2 and 3. SCE concluded that despite the NRC's extensive review of SCE's restart plan for Unit 2 since October 2012, there still remained considerable uncertainty about when the review process would be concluded. A ruling by an adjudicatory arm of the NRC, the Atomic Safety and Licensing Board, on May 13, 2013 created further uncertainty regarding when a final decision might be made on restarting Unit 2. Additional administrative processes and appeals could result in delays of more than a year. During this period, the costs of maintaining San Onofre in readiness for restart and to replace the power San Onofre previously provided would have continued to mount.
Given the considerable uncertainty of when or whether SCE would be permitted to restart Unit 2, SCE concluded that it was in the best interest of its customers, shareholders and other stakeholders to permanently retire the Units and focus on planning for the replacement resources which will eventually be required for grid reliability. SCE also concluded that its decision to retire the Units would facilitate more orderly planning for California's energy future without the uncertainty of whether, when or how long San Onofre would continue to operate.
CPUC Review
In October 2012 the CPUC issued an Order Instituting Investigation (“OII”) that consolidated all San Onofre issues in related regulatory proceedings to consider appropriate cost recovery for all San Onofre costs, including among other costs, the cost of the steam generator replacement project, substitute market power costs, capital expenditures, operation and maintenance costs, and seismic study costs. The OII requires that all San Onofre-related costs incurred on and after January 1, 2012 be tracked in a memorandum account and, to the extent collected in rate levels authorized in the 2012 GRC or other proceeding, be subject to refund. The Order also states that the CPUC will determine whether to order the immediate removal, effective as of the date of the OII, of costs and rate base related to San Onofre from SCE's rates. Various other parties have filed testimony in the OII asking for disallowance of some or all of the San Onofre-related costs.
A summary of financial items related to San Onofre and implicated in the OII are as follows:

•
Approximately $860 million of SCE's authorized revenue requirement collected since January 1, 2012 (subject to refund) associated with operating and maintenance expenses, and depreciation and return on SCE's investment in Unit 2, Unit 3 and common plant. In June 2013, SCE recorded approximately $56 million in severance costs associated with its decision to retire both Units. Until funding of post June 6, 2013 activities related to the permanent closure of the plant is transitioned from base rates to SCE's nuclear decommissioning trusts set up for that purpose, SCE will continue to record these costs through the San Onofre OII memorandum account, subject to refund.

•
At May 31, 2013, SCE's net investment associated with San Onofre was $2.1 billion, including net book value of remaining property, plant and equipment, construction work-in-progress, nuclear fuel inventory and materials and supplies.

•
In 2005, the CPUC authorized expenditures of approximately $525 million ($665 million based on SCE's estimate after adjustment for inflation using the Handy-Whitman Index) for SCE's 78.21% share of the costs to purchase and install the four new steam generators in Units 2 and 3 and remove and dispose of their predecessors. SCE has spent $602 million through June 30, 2013 on the steam generator replacement project, not including inspection, testing and repair costs subsequent to the replacement steam generator leak in Unit 3.

•
As a result of outages associated with the steam generator inspection and repair, electric power and capacity normally provided by San Onofre were purchased in the market by SCE. These market power costs will be reviewed as part of the CPUC's OII proceeding. Estimated market power costs calculated in accordance with the OII methodology were approximately $670 million as of May 31, 2013, excluding avoided nuclear fuel costs of approximately $138 million which are no longer included as a reduction due to SCE's decision to permanently retire Units 2 and 3. Such amount includes costs of approximately $65 million associated with planned outage periods. SCE believes that such costs should be excluded as they would have been incurred even had the replacement steam generators performed as expected. The CPUC will ultimately determine a final methodology for estimating market power costs as it continues its review of the issues in the OII. Future market power costs are uncertain.

•
Through June 30, 2013, SCE's share of incremental inspection and repair costs totaled $115 million for both Units (not including payments made by MHI as described below). SCE recorded its share of payments made to date by MHI ($36 million) as a reduction of incremental inspection and repair costs in 2012.

SCE believes that the actions taken and costs incurred in connection with the San Onofre replacement steam generators, outages and permanent retirement have been prudent. Nevertheless, SCE cannot provide assurance that the CPUC will not disallow costs incurred or order refunds to customers of amounts collected in rates or that SCE will be successful in recovering amounts from third parties. Disallowances of costs and/or refund of amounts received from customers could be material and adversely affect SCE's financial condition, results of operations and cash flows.
Accounting for Early Retirement of San Onofre Units 2 and 3
As a result of the decision to early retire San Onofre Units 2 and 3, generally accepted accounting principles (“GAAP”) require reclassification of the amounts recorded in property, plant and equipment and related tangible operating assets to a regulatory asset to the extent that management concludes it is probable of recovery through future rates. Regulatory assets may also be recorded to the extent management concludes it is probable that direct and indirect costs incurred to retire Units 2 and 3 as of each reporting date are recoverable through future rates. These costs may include, but are not limited to, severance benefits to reduce the workforce at San Onofre to the staffing required to safely store and secure the plant prior to conducting decommissioning activities, losses on termination of purchase contracts, including nuclear fuel, and losses on disposition of excess inventory. GAAP also require recognition of a liability to the extent management concludes it is probable SCE will be required to refund amounts from authorized revenues previously collected from customers (that are subject to refund).
In assessing whether to record regulatory assets as a result of the decision to retire San Onofre Units 2 and 3 early and whether to record liabilities for refunds to customers, SCE considered the interrelationship of recovery of costs and refunds to customers for accounting purposes, as such matters are being considered by the CPUC on a consolidated basis in the San Onofre OII. SCE also considered that it will continue to use certain portions of the plant (such as fuel storage, security facilities and buildings) as part of ongoing activities at the site. SCE additionally reviewed relevant regulatory precedents and statutory provisions regarding the regulatory recovery of early retired assets previously placed in service and related materials, supplies and fuel. Such precedents have generally provided cost recovery of the remaining net investment in early retired assets, absent imprudency. Such precedents vary on whether a full, partial or no rate of return is allowed on the investment in such assets, but generally provide accelerated recovery when less than a full return is authorized. Furthermore, once the Units are removed from rate base, under normal principles of cost of service ratemaking and relevant statutory provisions, SCE should, absent imprudence, recover the costs it incurs to purchase power that might otherwise have been produced by San Onofre. SCE continues to believe that the actions it has taken and the costs it has incurred in connection with the San Onofre replacement steam generators and outages have been prudent.
As a result of such considerations, SCE considered a number of potential outcomes for the matters being considered by the CPUC in the San Onofre OII, none of which are assured, but a number of which in SCE's opinion appeared to be more likely than a number of other outcomes. SCE considered the likelihood of outcomes to determine the amount deemed probable of recovery. These outcomes included a number of variables, including recovery of and return on the components of SCE's net investment, and the potential for refunds to customers for either substitute power or operating costs occurring over different time periods. SCE also included in its consideration of possible outcomes, the requirement under GAAP to discount future cash flows from recovery of assets without a return at its incremental borrowing rate.
As a result of the foregoing assessment, SCE:

•
Reclassified $1,521 million of its total investment in San Onofre at May 31, 2013 as described above to a regulatory asset (“San Onofre Regulatory Asset”) based on management's conclusion it is probable, though not certain, that such costs will be recoverable through future rates. Included in the San Onofre Regulatory Asset is approximately $404 million of property, plant and equipment, including construction work in progress, that is expected to support ongoing activities at the site. In addition, to the extent the San Onofre Regulatory Asset includes excess nuclear fuel and material and supplies, SCE will, if possible, sell such excess amounts to third parties and reduce the amount of the regulatory asset by such proceeds.

•	Recorded an impairment charge of $575 million ($365 million after tax) in the second quarter of 2013.
As part of the decision to permanently retire the Units at San Onofre, SCE announced workforce reductions of approximately 960 employees and accrued additional severance costs of $56 million (SCE's share). SCE recorded a regulatory asset of $32 million during June for its cost of service, including severance, in excess of authorized revenues, based on its conclusion that it is probable, though not certain, that such costs will be recovered in future rates. The estimate for these costs was previously included in SCE's estimate to decommission the units. After acceptance of the decommissioning plan by the NRC, SCE expects a further workforce reduction of approximately 175 employees.

SCE's judgment that the San Onofre Regulatory Asset recorded at June 30, 2013 is probable, though not certain, of recovery is based on SCE's knowledge of the facts and judgment in applying relevant regulatory principles to the issues under review in the OII proceeding and in accordance with GAAP. Such judgment is subject to considerable uncertainty, and regulatory principles and precedents are not necessarily binding and are capable of interpretation. No decisions have been rendered in the OII proceeding regarding recoverability of costs from future rates or refunds of amounts to customers, and the current proceedings are either in their early phases, or not yet scheduled. The CPUC may or may not agree with SCE, after review of all of the facts and circumstances, and SCE may advocate positions that it believes are supported by relevant precedent and regulatory principles that are more favorable to SCE than the charges it has recorded in accordance with GAAP. The CPUC could also conclude that SCE acted imprudently in connection with the San Onofre replacement steam generators and the outage since January 2012. Thus, there can be no assurance that the OII proceeding will provide for recoveries as estimated by SCE, including the recovery of costs recorded as a regulatory asset, or that the CPUC does not order refunds to customers from amounts that were previously authorized as subject to refund. Accordingly, the amount recorded for the San Onofre Regulatory Asset at June 30, 2013, is subject to change based upon future developments and the application of SCE's judgment to those events.
Third-Party Recovery
The replacement steam generators were designed and supplied by MHI and are warranted for an initial period of 20 years from acceptance. MHI is contractually obligated to repair or replace defective items with dispatch and to pay specified damages for certain repairs. MHI's liability under the purchase agreement is limited to $138 million and excludes consequential damages, defined to include "the cost of replacement power;" however, limitations in the contract are subject to applicable exceptions both in the contract and under law. SCE has advised MHI that it believes one or more of such exceptions apply and MHI's liability is not limited to $138 million, and MHI has advised SCE that it disagrees. On July 18, 2013, SCE, on behalf of itself and in its capacity as operating agent of San Onofre, provided MHI with a formal notice of dispute, notifying MHI that it intends to initiate claims against MHI for damages resulting from its supplying the faulty replacement steam generators. In the notice of dispute, SCE alleges that MHI totally and fundamentally failed to deliver what it promised, and that the contractual limitations of liability are subject to applicable exceptions both in the contract and under law. Pursuant to the purchase contract under which the replacement steam generators were supplied, service of the notice of dispute commences a 90-day period for SCE and MHI to resolve differences. If MHI and SCE are unable to resolve their differences regarding liability for the damages caused by MHI's design, manufacture and delivery of the faulty steam generators, then SCE expects to initiate binding arbitration under the auspices of the International Chamber of Commerce in accordance with the purchase contract. After SCE delivered the formal notice of dispute to MHI, each of the other co-owners filed lawsuits against MHI in San Diego County Superior Court, alleging claims arising from MHI's supplying the faulty steam generators.
SCE, on behalf of itself and the other San Onofre co-owners, has submitted seven invoices to MHI totaling $149 million for steam generator repair costs incurred through April 30, 2013. MHI paid the first invoice of $45 million, while reserving its right to challenge any of the charges in the invoice. In January 2013, MHI advised SCE that it rejected a portion of the first invoice and required further documentation regarding the remainder of the invoice. SCE has recorded its share of the invoice paid as a reduction of repair and inspection costs.
San Onofre carries both property damage and outage insurance issued by Nuclear Electric Insurance Limited (“NEIL”) and has placed NEIL on notice of claims under the two policies. The NEIL policies have a number of exclusions and limitations that may reduce or eliminate coverage. As of the date of this report, SCE has filed separate proofs of loss for Unit 2 and Unit 3 under the outage policy covering the period of the outage through April 27, 2013 that total $352 million (SCE's share of which is approximately $276 million). Pursuant to these proofs of loss, SCE is seeking the weekly indemnity amounts provided under the outage policy for each Unit. Outage policy benefits are reduced by 90% for the periods following announcement of the permanent shutdown of the Units. SCE has not submitted a proof of loss under the property damage policy. No amounts have been recognized in SCE's financial statements, pending NEIL's response. NEIL has advised SCE that it does not expect to make any determinations of coverage until late in the fourth quarter of this year or possibly next year.
Continuing NRC Proceedings
As part of the NRC's review of the San Onofre outage and proceedings related to the possible restart of Unit 2, the NRC appointed an Augmented Inspection Team to review SCE's performance. The Augmented Inspection Team has not completed its work, and could determine that SCE's performance in connection with the San Onofre replacement steam generators and the outage was deficient. The NRC's Office of Investigations has been conducting an investigation into the accuracy and completeness of information SCE provided to the Augmented Inspection Team. SCE has also been made aware of an investigation related to San Onofre by the NRC's Office of Inspector General, which generally reviews internal NRC affairs.

Certain anti-nuclear groups and individual members of Congress have alleged that SCE knew of deficiencies in the steam generators when they were installed or otherwise did not correctly follow NRC requirements in connection with the design and installation of the replacement steam generators, something which SCE has vigorously denied, and have called for investigations, including by the Department of Justice. SCE cannot predict when or whether ongoing inquiries or investigations by the NRC will be completed or whether inquiries by other government agencies will be initiated. Should the NRC find a deficiency in SCE's performance or provision of information, SCE could be subject to additional NRC actions, including the imposition of penalties, and the findings could be taken into consideration in the CPUC regulatory proceedings described above.
Note 10.    Other Investments
Nuclear Decommissioning Trusts
Future decommissioning costs of removal of SCE's nuclear assets are expected to be funded from independent decommissioning trusts, which currently receive contributions of approximately $23 million per year through SCE customer rates.
The following table sets forth amortized cost and fair value of the trust investments:

	Longest Maturity Dates	Amortized Cost		Fair Value
(in millions)		June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Stocks	—	$728	$978	$2,085	$2,271
Municipal bonds	2051	504	518	592	644
U.S. government and agency securities	2043	975	547	1,025	603
Corporate bonds	2054	293	324	347	410
Short-term investments, primarily cash equivalents	One-year	274	117	280	121
Total investments		2,774	2,484	4,329	4,049
Net payables		(148)	(1)	(148)	(1)
Total nuclear decommissioning trusts		$2,626	$2,483	$4,181	$4,048
Trust fund earnings (based on specific identification) increase the trust fund balance and the ARO regulatory liability. Proceeds from sales of securities (which are reinvested) were $1.5 billion and $496 million for the three months ended June 30, 2013 and 2012, respectively and $2.0 billion and $1.1 billion for the six months ended June 30, 2013 and 2012, respectively. Unrealized holding gains, net of losses, were $1.3 billion and $1.6 billion at June 30, 2013 and December 31, 2012, respectively.
The following table sets forth a summary of changes in the fair value of the trust:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2013	2012	2013	2012
Balance at beginning of period	$4,246	$3,853	$4,048	$3,592
Gross realized gains	137	15	142	40
Gross realized losses	(1)	(1)	(2)	(5)
Unrealized gains (losses), net	(185)	(67)	(9)	116
Other-than-temporary impairments	(21)	(19)	(29)	(23)
Interest, dividends, contributions and other	5	29	31	90
Balance at end of period	$4,181	$3,810	$4,181	$3,810
Due to regulatory mechanisms, earnings and realized gains and losses (including other-than-temporary impairments) have no impact on operating revenue or earnings.

Note 11.    Regulatory Assets and Liabilities
As a result of the permanent retirement of San Onofre, SCE has reclassified at May 31, 2013, $1,521 million of its investment including property, plant and equipment, nuclear fuel and inventory, and other assets to a regulatory asset. The San Onofre regulatory asset will increase or decrease in subsequent periods based on the difference between authorized revenue related to San Onofre and actual cost of service that is expected to be recovered. In June 2013, SCE cost of service, including severance costs of $56 million, exceeded authorized revenue by $32 million resulting in an increase in the San Onofre regulatory asset.
As of June 30, 2013, SCE also recorded a regulatory asset for recovery of $33 million of estimated costs associated with the cancellation and management of future deliveries of nuclear fuel. See Note 12 for further information.
Regulatory Assets
Regulatory assets included on the consolidated balance sheets are:

(in millions)	June 30, 2013	December 31, 2012
Current:
Regulatory balancing accounts	$709	$502
Energy derivatives	94	70
Total Current	803	572
Long-term:
Deferred income taxes, net	2,759	2,663
Pensions and other postretirement benefits	1,119	1,550
Energy derivatives	990	900
Unamortized investments, net	363	507
San Onofre	1,584	—
Unamortized loss on reacquired debt	218	228
Nuclear-related investment, net	35	141
Regulatory balancing accounts	78	73
Other	348	360
Total Long-term	7,494	6,422
Total Regulatory Assets	$8,297	$6,994
Regulatory Liabilities
Regulatory liabilities included on the consolidated balance sheets are:

(in millions)	June 30, 2013	December 31, 2012
Current:
Regulatory balancing accounts	$443	$484
Other	50	52
Total Current	493	536
Long-term:
Costs of removal	2,791	2,731
Asset Retirement Obligations	853	1,385
Regulatory balancing accounts	1,183	1,091
Other	9	7
Total Long-term	4,836	5,214
Total Regulatory Liabilities	$5,329	$5,750

The regulatory liability related to asset retirement obligations represents the nuclear decommissioning trust assets in excess of the related asset retirement obligations. The decrease in this regulatory liability during June 2013 results from a revision to the asset retirement obligations of San Onofre. For further information, see Note 1.
Note 12.    Commitments and Contingencies
Third-Party Power Purchase Agreements
During the six months ended June 30, 2013, SCE had new power purchase contracts classified as operating leases. The additional commitments are estimated to be: $197 million for 2014, $198 million in 2015, $202 million in 2016, $264 million in 2017 and $1.8 billion for the period remaining thereafter.
Other Commitments
As of December 31, 2012, SCE had nuclear fuel supply commitments of $912 million for the 2013 – 2017 period and thereafter. As a result of the decision to permanently retire San Onofre Units 2 and 3, SCE has submitted fuel contract delivery cancellation notices for these contractual arrangements. As of June 30, 2013, SCE accrued a liability of $33 million related to estimated costs associated with the cancellation and management of future deliveries of nuclear fuel and recorded a regulatory asset for recovery of costs in the future. See Note 9 for further discussion of SCE's decision to permanently retire San Onofre.
Indemnities
Edison International and SCE have various financial and performance guarantees and indemnity agreements which are issued in the normal course of business. The contracts discussed below included performance guarantees.
Indemnity Provided as Part of the Acquisition of Mountainview
In connection with the acquisition of the Mountainview power plant, SCE agreed to indemnify the seller with respect to specific environmental claims related to SCE's previously owned San Bernardino Generating Station, divested by SCE in 1998 and reacquired in 2004 as part of the Mountainview acquisition. SCE retained certain responsibilities with respect to environmental claims as part of the original divestiture of the station. The aggregate liability for either party to the purchase agreement for damages and other amounts is a maximum of $60 million. This indemnification for environmental liabilities expires on or before March 12, 2033. SCE has not recorded a liability related to this indemnity.
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
Other Indemnities
Edison International and SCE provide other indemnifications through contracts entered into in the normal course of business. These are primarily indemnifications against adverse litigation outcomes in connection with underwriting agreements, and indemnities for specified environmental liabilities and income taxes with respect to assets sold. Edison International's and SCE's obligations under these agreements may or may not be limited in terms of time and/or amount, and in some instances Edison International and SCE may have recourse against third parties. Edison International and SCE have not recorded a liability related to these indemnities. The overall maximum amount of the obligations under these indemnifications cannot be reasonably estimated.
Contingencies
In addition to the matters disclosed in these Notes, Edison International and SCE are involved in other legal, tax and regulatory proceedings before various courts and governmental agencies regarding matters arising in the ordinary course of business. Edison International and SCE believe the outcome of these other proceedings will not, individually or in the aggregate, materially affect its results of operations or liquidity.

San Onofre
SCE believes that the actions taken and costs incurred in connection with the San Onofre replacement steam generators and outages have been prudent. Accordingly, SCE considers its operating, capital, and market power costs, recoverable through base rates and the ERRA balancing account, as offset by third-party recoveries where applicable. SCE cannot provide assurance that the CPUC will not disallow costs incurred or order refunds to customers of amounts collected in rates, or that SCE will be successful in recovering amounts from third parties. Disallowances of costs and/or refund of amounts received from customers could be material and adversely affect SCE's financial condition, results of operations and cash flows. SCE will pursue recoveries arising from available agreements, but there is no assurance that SCE will recover all of its applicable costs pursuant to these arrangements. See Note 9 for further details.
EME Chapter 11 Bankruptcy Filing
On the Petition Date, EME and certain of its wholly-owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court (see Note 16 for further details). Under the Support Agreement to which EME, Edison International and certain of EME's senior unsecured noteholders ("Consenting Noteholders") were parties, each of them had agreed to support Bankruptcy Court approval of the Settlement Transaction. EME was required to seek authority from the Bankruptcy Court to enter into the Settlement Transaction by the deadline set out in the Support Agreement and did not do so. EME's failure to meet this deadline rendered the Support Agreement terminable by Edison International or the Consenting Noteholders at any time, and on July 25, 2013, a requisite majority of the Consenting Noteholders provided Edison International and EME with a notice terminating the Support Agreement, effective August 1, 2013. As a result, the extension of the Tax Allocation Agreement contemplated by the Support Agreement has also terminated, and the Tax Allocation Agreement is now due to expire by its terms on December 31, 2013. Furthermore, claims, which Edison International submitted in the EME bankruptcy on a contingency basis, will not be released, and inasmuch as Edison International will not be entitled to the benefits of the Settlement Transaction, it will remain subject to any claims of EME and potentially its creditors, including claims relating to or arising out of any shared services, the Tax Allocation Agreement, and any other relationships or transactions between the companies. Edison International cannot, at this time, predict whether the parties will reach other agreements or if the termination of the Support Agreement will result in the pursuit of potential disputes among the parties.
CPUC Safety and Enforcement Division Investigations
San Gabriel Valley Windstorm Investigation
In November 2011, a windstorm resulted in significant damage to SCE’s electric system and service outages for SCE customers primarily in the San Gabriel Valley. The CPUC directed its Safety and Enforcement Division (“SED”) to conduct an investigation focused on the cause of the outages, SCE’s service restoration effort, and SCE’s customer communications during the outages. The SED issued its final report on January 11, 2013. The report asserts that SCE and others with whom SCE shares utility poles violated certain CPUC safety rules applicable to overhead line construction, maintenance and operation, which may have caused the failures of affected poles and supporting cables. The report also concludes that SCE’s restoration time was not adequate and makes other assertions. Additionally, the report contends that SCE violated CPUC rules by failing to preserve evidence relevant to the investigation when it did not retain damaged poles that were replaced following the windstorm. If the CPUC issues an OII regarding this matter and SCE is found to have violated any CPUC rules, it could face penalties. SCE is unable to estimate a possible loss or range of loss associated with any penalties that may be imposed by the CPUC on SCE.
Malibu Fire Order Instituting Investigation
Following a 2007 wildfire in Malibu, California, the CPUC issued an OII to determine if any statutes, CPUC general orders, rules or regulations were violated by SCE or telecomm providers (“OII Respondents”) that shared the use of three failed power poles in the wildfire area. The SED has alleged, among other things, that the poles were overloaded, that the OII Respondents violated the CPUC's rules governing the design, construction and inspection of poles, and that SCE failed to preserve evidence relevant to the investigation and misled the CPUC during its investigation of the fire. In May 2013, SCE and the SED agreed to the terms of a proposed settlement that would cause SCE to pay a total of $37 million, $17 million of which will be allocated to pole safety studies and remediation in the Malibu area and $20 million of which will be a penalty paid to the State General Fund. The proposed settlement remains subject to CPUC approval.

Four Corners New Source Review Litigation
In October 2011, four private environmental organizations filed a CAA citizen lawsuit against the co-owners of Four Corners. The complaint alleges that certain work performed at the Four Corners generating units 4 and 5, over the approximate periods of 1985 – 1986 and 2007 – 2010, constituted plant “major modifications” and the plant's failure to obtain permits and install best available control technology ("BACT") violated the PSD requirements and the New Source Performance Standards of the CAA. The complaint also alleges subsequent and continuing violations of BACT air emissions limits. The lawsuit seeks injunctive and declaratory relief, civil penalties, including a mitigation project and litigation costs. In November 2012, the parties requested a stay of the litigation to allow for settlement discussion, and the matter is currently stayed to August 2013. In November 2010, SCE entered into an agreement to sell its ownership interest in generating units 4 and 5 to APS. The sale remains contingent upon APS obtaining a long-term fuel supply agreement for the plant. As of January 2013, the sale agreement became terminable by either party, but as of the date of this report, the agreement has not been terminated. The purchase price is subject to certain adjustments under the sale agreement, which includes a reduction in the purchase price of $7.5 million for each month between October 1, 2012 and the closing date. Under the agreement SCE would remain responsible for its pro-rata share of certain environmental liabilities, including penalties arising from environmental violations prior to the sale. SCE is unable to estimate a possible loss or range of loss associated with this matter.
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
At June 30, 2013, Edison International's recorded estimated minimum liability to remediate its 19 identified material sites (sites in which the upper end of the range of the costs is at least $1 million) at SCE was $122 million, including $90 million related to San Onofre. In addition to its identified material sites, SCE also has 39 immaterial sites for which the total minimum recorded liability was $4 million. Of the $126 million total environmental remediation liability for SCE, $122 million has been recorded as a regulatory asset. SCE expects to recover $30 million through an incentive mechanism that allows SCE to recover 90% of its environmental remediation costs at certain sites (SCE may request to include additional sites) and $91 million through a mechanism that allows SCE to recover 100% of the costs incurred at certain sites through customer rates. Edison International's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that Edison International may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites.
The ultimate costs to clean up Edison International's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. Edison International believes that, due to these uncertainties, it is reasonably possible that cleanup costs at the identified material sites and immaterial sites could exceed its recorded liability by up to $163 million and $8 million, respectively, all of which is related to SCE. The upper limit of this range of costs was estimated using assumptions least favorable to Edison International among a range of reasonably possible outcomes.
SCE expects to clean up and mitigate its identified sites over a period of up to 30 years. Remediation costs for 2013 and in each of the next four years are expected to range from $6 million to $33 million. Costs incurred for the six months ended June 30, 2013 and 2012 was $3 million and $4 million, respectively.
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
If losses at any nuclear facility covered by the arrangement were to exceed the accumulated funds for these insurance programs, SCE could be assessed retrospective premium adjustments of up to approximately $52 million per year. Insurance premiums are charged to operating expense.
Wildfire Insurance
Severe wildfires in California have given rise to large damage claims against California utilities for fire-related losses alleged to be the result of the failure of electric and other utility equipment. Invoking a California Court of Appeal decision, plaintiffs pursuing these claims have relied on the doctrine of inverse condemnation, which can impose strict liability (including liability for a claimant's attorneys' fees) for property damage. On September 15, 2012, SCE's parent, Edison International, renewed its insurance coverage, which included coverage for SCE's wildfire liabilities up to a $550 million limit (with a self-insured retention of $10 million per wildfire occurrence). As of June 1, 2013, additional coverage for certain wildfire liabilities of $450 million was obtained. Various coverage limitations within the policies that make up the insurance coverage could result in additional self-insured costs in the event of multiple wildfire occurrences during the policy period (September 15, 2012 to August 31, 2013 and June 1, 2013 to May 31, 2014). SCE may experience coverage reductions and/or increased insurance costs in future years. No assurance can be given that future losses will not exceed the limits of SCE's insurance coverage.
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
In June 2010, the United States Court of Federal Claims issued a decision granting SCE and the San Onofre co-owners damages of approximately $142 million to recover costs incurred through December 31, 2005 for the DOE's failure to meet its obligation to begin accepting spent nuclear fuel from San Onofre. SCE received payment from the federal government in the amount of the damage award in November 2011. SCE has returned to the San Onofre co-owners their respective share of the damage award paid. SCE, as operating agent, filed a lawsuit on behalf of the San Onofre owners against the DOE in the Court of Federal Claims in December 2011 seeking damages of approximately $98 million for the period from January 1, 2006 to December 31, 2010 for the DOE's failure to meet its obligation to begin accepting spent nuclear fuel. Additional legal action would be necessary to recover damages incurred after December 31, 2010. All damages recovered by SCE are subject to CPUC review as to how these amounts would be distributed among customers, shareholders, or to offset fuel decommissioning or storage costs.

Note 13.    Preferred and Preference Stock of Utility
During the first quarter of 2013, SCE issued 160,004 shares of 5.10% Series G preference stock (cumulative, $2,500 liquidation value) to SCE Trust II, a special purpose entity formed to issue trust securities as discussed in Note 3. The Series G preference stock may be redeemed at par, in whole, but not in part, at any time prior to March 15, 2018 if certain changes in tax or investment company laws occur. After March 15, 2018, SCE may redeem the Series G shares at par, in whole or in part. The shares are not subject to mandatory redemption. The proceeds from the sale of these shares were used to redeem all outstanding shares of Series B and C preference stock.
Note 14.    Accumulated Other Comprehensive Loss
Edison International's accumulated other comprehensive loss, net of tax, consists of:

	Three months ended June 30, 2013	Six months ended June 30, 2013
(in millions)	Pension and PBOP – Net Loss
Balance at beginning of period	$(87)	$(87)
Other comprehensive loss before reclassifications	—	(2)
Amounts reclassified from accumulated other comprehensive loss[1]	5	7
Net current-period other comprehensive loss	5	5
Balance at end of period	$(82)	$(82)
Reclassifications from accumulated other comprehensive loss:
Amortization of net loss included in net income	$6	$9
Tax expense	1	2
Total reclassification, net of tax	$5	$7

[1]	These items are included in the computation of net periodic pension and PBOP expense. See Note 8 for additional information.
SCE's accumulated other comprehensive loss, net of tax, consists of:

	Three months ended June 30, 2013	Six months ended June 30, 2013
(in millions)	Pension and PBOP – Net Loss
Balance at beginning of period	$(32)	$(29)
Other comprehensive loss before reclassifications	—	(4)
Amounts reclassified from accumulated other comprehensive loss[1]	2	3
Net current-period other comprehensive loss	2	(1)
Balance at end of period	$(30)	$(30)
Reclassifications from accumulated other comprehensive loss:
Amortization of net loss included in net income	$3	$5
Tax expense	1	2
Total reclassification, net of tax	$2	$3

[1]	These items are included in the computation of net periodic pension and PBOP expense. See Note 8 for additional information.

Note 15.    Interest and Other Income and Other Expenses
Interest and other income and expenses are as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2013	2012	2013	2012
SCE's interest and other income:
Equity allowance for funds used during construction	$18	$27	$39	$47
Increase in cash surrender value of life insurance policies	7	7	14	14
Interest income	4	2	6	3
Other	1	2	2	6
Total SCE's interest and other income	30	38	61	70
Edison International Parent and Other income	4	2	2	3
Total Edison International interest and other income	$34	$40	$63	$73
SCE's other expenses:
Civic, political and related activities and donations	$9	$10	$15	$17
Other	5	9	6	9
Total SCE's other expenses	14	19	21	26
Edison International Parent and Other other expenses	—	—	—	—
Total Edison International other expenses	$14	$19	$21	$26
Note 16.    Discontinued Operations
EME Chapter 11 Bankruptcy Filing
EME and certain of its subsidiaries, filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. On December 16, 2012, Edison International, EME and the Consenting Noteholders entered into a Transaction Support Agreement (the "Support Agreement"), that, subject to further documentation, Bankruptcy Court approval and certain other conditions, provided that:

•	Edison International would cease to own EME when EME emerges from bankruptcy pursuant to a plan or reorganization.

•
The tax allocation agreements with respect to EME would be extended through the earlier of the effective date of a plan of reorganization or December 31, 2014, and EME would remain bound to perform its obligations under such agreements.

•
Edison International and EME would continue to provide ongoing shared services to each other in the ordinary course, consistent with the same terms and conditions on which those services have been provided in the past.

•	Upon effectiveness of EME's plan of reorganization, Edison International would assume certain of EME's employee retirement related liabilities.

•
Edison International, EME and the Consenting Noteholders who had signed the Support Agreement would exchange releases of claims, and EME and Edison International would cross-indemnify one another against liabilities arising from the conduct of their separate businesses.

The Support Agreement provided that, within 150 days following the Petition Date, EME was to seek authority from the Bankruptcy Court to enter into the Settlement Transaction, which was required to be obtained within 210 days following the Petition Date. EME did not seek such authority within the 150 day period, and the parties did not reach agreement on changes to the Support Agreement which would have altered the original schedule. The failure to meet the Support Agreement's milestones, however, rendered it terminable by Edison International or the Consenting Noteholders any time thereafter.
On July 25, 2013, a requisite majority of the Consenting Noteholders provided Edison International and EME with a notice terminating the Support Agreement, effective August 1, 2013. As a result, the extension of the Tax Allocation Agreement contemplated by the Support Agreement has also terminated, and the Tax Allocation Agreement is now due to expire by its terms on December 31, 2013. Furthermore, claims, which Edison International submitted in the EME bankruptcy on a contingency basis, will not be released, and inasmuch as Edison International will not be entitled to the benefits of the

Settlement Transaction, it will remain subject to any claims of EME and potentially its creditors, including claims relating to or arising out of any shared services, the Tax Allocation Agreement, and any other relationships or transactions between the companies. Edison International cannot, at this time, predict whether the parties will reach other agreements or if the termination of the Support Agreement will result in the pursuit of potential disputes among the parties.
Deconsolidation
EME and those subsidiaries in Chapter 11 proceedings retain control of their assets and are authorized to operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court. Effective December 17, 2012, Edison International no longer consolidates the earnings and losses of EME or its subsidiaries and has reflected its ownership interest in EME utilizing the cost method of accounting prospectively, under which Edison International's investment in EME is reflected as a single amount on the consolidated balance sheet of Edison International at December 31, 2012. Furthermore, Edison International has recorded a full impairment of the investment.
Edison International will not be affected by changes in EME's future financial results, other than those changes related to certain tax matters. Edison International has evaluated the continuing cash flows with EME and determined that these cash flows generated are indirect and immaterial. Edison International's continuing cash flows will not include any significant revenue-producing and cost-generating activities of EME.
Edison International considers EME to be an abandoned asset under generally accepted accounting principles, and, as a result, the operations of EME prior to December 17, 2012 and for all prior years, are reflected as discontinued operations in the consolidated financial statements. Included in Edison International's consolidated income statement was an income tax benefit of $12 million and $24 million for discontinued operations for the three- and six-months ended June 30, 2013, respectively. Operating revenue and loss before income taxes for discontinued operations were $406 million and $208 million, respectively, for the three months ended June 30, 2012, and $849 million and $383 million, respectively, for the six months ended June 30, 2012.
Contingencies
Edison International Parent has not guaranteed the obligations of EME, however, under the Internal Revenue Code and applicable state statutes, Edison International Parent is jointly liable for qualified retirement plans and federal and specific state tax liabilities. As a result of the deconsolidation and the existence of joint liabilities, Edison International has recorded liabilities of $80 million for qualified retirement plans related to plan participants of EME and $189 million of liabilities related to joint tax liabilities. Under the qualified plan documents and tax allocation agreements, EME is obligated to pay for such liabilities and, accordingly, Edison International has recorded receivables of $235 million from EME net of amounts recorded in accumulated other comprehensive income of $34 million (related to actuarial losses under the qualified retirement plans).
If the Settlement Transaction had been approved and implemented, Edison International Parent would not have been entitled to receive reimbursement of the net receivable of $46 million and would be obligated to assume certain other retirement liabilities as specified in such agreement (estimated at $104 million). Inasmuch as the Settlement Transaction has been terminated, Edison International Parent will seek recovery of such joint liabilities as part of the EME bankruptcy proceeding. The outcome of the EME bankruptcy proceeding is uncertain, as was the disposition of the Support Agreement. Accordingly, management judgment was required to assess the collectability of the receivables recorded and outcome of the bankruptcy proceeding. Management concluded that it is probable that a loss would be incurred and estimated a loss of $150 million. The outcome of the EME bankruptcy could result in losses different than the amounts recorded by Edison International and such amounts could be material.
For a discussion of other contingencies related to EME, see Tax Disputes discussed in Note 7.

Note 17.    Supplemental Cash Flows Information
Supplemental cash flows information for continuing operations is:

	Edison International		SCE
	Six months ended June 30,
(in millions)	2013	2012	2013	2012
Cash payments (receipts) for interest and taxes:
Interest, net of amounts capitalized	$213	$194	$205	$194
Tax payments (refunds), net	26	1	17	(2)
Non-cash financing and investing activities:
Dividends declared but not paid:
Common stock	$110	$106	$—	$—
Preferred and preference stock	29	34	29	34
SCE's accrued capital expenditures at June 30, 2013 and 2012 were $515 million and $408 million, respectively. Accrued capital expenditures will be included as an investing activity in the consolidated statements of cash flow in the period paid.
Note 18.    Related-Party Transactions
In 2008, EME was awarded by SCE, through a competitive bidding process, a 10-year power sales contract with SCE for the output of a 479 MW gas-fired peaking facility referred to as the Walnut Creek project. The power sales agreement was approved by the CPUC and FERC in 2008. Deliveries under the power sales agreement commenced in June 2013 and the expense for power purchased was $6 million for the three- and six-months ended June 30, 2013.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect Edison International's and SCE's current expectations and projections about future events based on Edison International's and SCE's knowledge of present facts and circumstances and assumptions about future events and include any statement that does not directly relate to a historical or current fact. Other information distributed by Edison International and SCE that is incorporated in this report, or that refers to or incorporates this report, may also contain forward-looking statements. In this report and elsewhere, the words "expects," "believes," "anticipates," "estimates," "projects," "intends," "plans," "probable," "may," "will," "could," "would," "should," and variations of such words and similar expressions, or discussions of strategy or of plans, are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of the risks, uncertainties and other important factors that could cause results to differ from those currently expected, or that otherwise could impact Edison International and SCE, include, but are not limited to:

•	ability of SCE to recover its costs in a timely manner from its customers through regulated rates, including regulatory assets related to San Onofre;

•	decisions and other actions by the CPUC, the FERC, the NRC and other regulatory authorities and delays in regulatory actions;

•	the ability of Edison International or its subsidiaries to borrow funds and access the capital markets on reasonable terms;

•	possible customer bypass or departure due to technological advancements or cumulative rate impacts that make self-generation or use of alternative energy sources economically viable;

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

•
risks associated with the operation of transmission and distribution assets and nuclear and other power generating facilities including: nuclear fuel storage issues, public safety issues, the failure, availability, efficiency, and output of equipment, the cost of repairs and retrofits of equipment, and availability and cost of spare parts;

•	physical security of our critical assets and personnel and the cyber security of our critical information technology systems for grid control, and business and customer data;

•
cost and availability of electricity, including the ability to procure sufficient resources to meet expected customer needs to replace power and voltage support that would have been provided by San Onofre or in the event of other power plant and/or transmission outages or significant counterparty defaults under power-purchase agreements;

•
environmental laws and regulations, at both the state and federal levels, or changes in the application of those laws, that could require additional expenditures or otherwise affect the cost and manner of doing business;

•
risk that the costs incurred in connection with the steam generators at Unit 2 and/or Unit 3 at San Onofre, as well as other costs incurred due to the outages may not be recoverable from SCE's supplier or insurance coverage;

•	the termination of the Support Agreement related to the EME bankruptcy;

•	changes in the fair value of investments and other assets;

•	changes in interest rates and rates of inflation, including escalation rates, which may be adjusted by public utility regulators;

•
governmental, statutory, regulatory or administrative changes or initiatives affecting the electricity industry, including the market structure rules applicable to each market and price mitigation strategies adopted by the California Independent System Operator, Regional Transmission Organizations, and adjoining regions;

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

•	effects of legal proceedings, changes in or interpretations of tax laws, rates or policies;

•	potential for penalties or disallowances caused by non-compliance with applicable laws and regulations;

•	cost and availability of fuel for generating facilities and related transportation to the extent not recovered through regulated rate cost escalation provisions or balancing accounts;

•	cost and availability of emission credits or allowances for emission credits;

•	risk that competing transmission systems will be built by merchant transmission providers in SCE's service area; and

•	weather conditions and natural disasters.
Additional information about risks and uncertainties, including more detail about the factors described above, is contained throughout this MD&A and in Edison International's and SCE's combined 2012 Form 10-K, including the "Risk Factors" section in Part I, Item 1A. Readers are urged to read this entire report, including the information incorporated by reference, as well as the 2012 Form 10-K, and carefully consider the risks, uncertainties and other factors that affect Edison International's and SCE's businesses. Forward-looking statements represent estimates and assumptions only as of the date they are made and neither Edison International nor SCE are obligated to publicly update or revise forward-looking statements. Readers should review future reports filed by Edison International and SCE with the SEC.
The MD&A for the six months ended June 30, 2013 discusses material changes in the consolidated financial condition, results of operations and other developments of Edison International and SCE since December 31, 2012, and as compared to the three months and six months ended June 30, 2012. This discussion presumes that the reader has read or has access to Edison International's and SCE's MD&A for the calendar year 2012 (the "year-ended 2012 MD&A"), which was included in the 2012 Form 10-K.
Except when otherwise stated, references to each of Edison International, SCE, EMG, EME or Edison Capital mean each such company with its subsidiaries on a consolidated basis. References to "Edison International Parent and Other" mean Edison International Parent and its non-utility subsidiaries.

MANAGEMENT OVERVIEW
Highlights of Operating Results
Edison International is the parent holding company of SCE. SCE is an investor-owned public utility primarily engaged in the business of supplying electricity. References to Edison International refer to the consolidated group of Edison International and its subsidiaries. References to Edison International Parent and Other refer to Edison International Parent and its nonutility subsidiaries. Unless otherwise described, all of the information contained in this report relates to both filers.

	Three months ended June 30,			Six months ended June 30,
(in millions)	2013	2012	Change	2013	2012	Change
Net Income (Loss) attributable to Edison International
Continuing operations
SCE	$(91)	$191	$(282)	$165	$373	$(208)
Edison International Parent and Other	(15)	(8)	(7)	(13)	(13)	—
Discontinued operations	12	(109)	121	24	(193)	217
Edison International	(94)	74	(168)	176	167	9
Less: Non-Core Items
SCE - asset impairment	(365)	—	(365)	(365)	—	(365)
Edison International Parent and Other	—	—	—	7	—	7
Discontinued operations	12	(109)	121	24	(193)	217
Total Non-Core Items	(353)	(109)	(244)	(334)	(193)	(141)
Core Earnings (Losses)
SCE	274	191	83	530	373	157
Edison International Parent and Other	(15)	(8)	(7)	(20)	(13)	(7)
Edison International	$259	$183	$76	$510	$360	$150
Edison International's earnings are prepared in accordance with generally accepted accounting principles used in the United States. Management uses core earnings internally for financial planning and for analysis of performance. Core earnings (losses) are also used when communicating with investors and analysts regarding Edison International's earnings results to facilitate comparisons of the Company's performance from period to period. Core earnings (losses) are a non-GAAP financial measure and may not be comparable to those of other companies. Core earnings (losses) are defined as earnings attributable to Edison International shareholders less income or loss from discontinued operations and income or loss from significant discrete items that management does not consider representative of ongoing earnings, such as: exit activities, including sale of certain assets, and other activities that are no longer continuing; asset impairments and certain tax, regulatory or legal settlements or proceedings. On December 17, 2012 (the "Petition Date"), EME and certain of its wholly-owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. Edison International considers EME to be an abandoned asset under generally accepted accounting principles, and, as a result, the operations of EME prior to December 17, 2012 are reflected as discontinued operations.
SCE's 2013 core earnings increased $83 million and $157 million for the second quarter and year-to-date, respectively, primarily due to the timing of finalizing SCE's 2012 General Rate Case, lower operating expenses and tax benefits from incremental repair deductions, offset by severance costs and higher depreciation. In addition, SCE's return on its investment resulting from rate base growth was offset by a lower authorized 2013 return on common equity. During last year, pending the outcome of the 2012 CPUC GRC, SCE recognized GRC-related revenue based on the 2011 authorized revenue requirement. In the fourth quarter of 2012, SCE implemented its 2012 GRC which allowed SCE to recover its revenue requirement retroactive to January 1, 2012. The estimated revenue attributable to the second quarter and year-to-date of 2012 was $87 million and $167 million, respectively.

Consolidated non-core items for 2013 and 2012 for Edison International and SCE included:

•	An impairment charge of $575 million ($365 million after tax) in the second quarter of 2013 related to the permanent retirement of San Onofre Units 2 and 3.

•
An income tax benefit of $7 million from reduction in state income taxes related to the sale of Edison Capital's interest in Unit No. 2 of the Beaver Valley Power plant. The sale of Edison Capital's lease interest was completed in 2012, however, the final determination of state income taxes paid was not completed until the first quarter of 2013 which resulted in a change in the estimate of state income taxes due.

•
An income tax benefit of $12 million and $24 million for the second quarter and year-to-date, respectively, from a revised estimate of the tax impact of expected future tax deconsolidation and separation of EME from Edison International. Edison International continues to consolidate EME for federal and certain combined state tax returns. Changes in the amount of tax attributes during the first and second quarter of 2013 affected income taxes of discontinued operations. Such benefits may or may not continue in future periods.

San Onofre Outage, Inspection and Retirement
Tube Leak and Response
As discussed in the 2012 Form 10-K, replacement steam generators were installed at San Onofre in 2010 and 2011. In the first quarter of 2012, a water leak suddenly occurred in one of the heat transfer tubes in San Onofre's Unit 3 steam generators. The Unit was safely taken off-line and subsequent inspections revealed excessive tube to tube wear. At the time, Unit 2 was off-line for a planned outage when areas of unexpected tube to support structure wear were found. Both Units have remained shut down since early 2012 and have undergone extensive inspections, testing and analysis following discovery of the leak. In October 2012, SCE submitted a restart plan to the Nuclear Regulatory Commission (“NRC”), seeking to restart Unit 2 at a reduced power level (70%) for an initial period of approximately five months, based on work done by engineering groups from three independent firms with expertise in steam generator design and manufacturing. SCE did not develop a restart plan for Unit 3.
Permanent Retirement
On June 6, 2013 SCE decided to permanently retire Units 2 and 3. SCE concluded that despite the NRC's extensive review of SCE's restart plan for Unit 2 since October 2012, there still remained considerable uncertainty about when the review process would be concluded. A ruling by an adjudicatory arm of the NRC, the Atomic Safety and Licensing Board, on May 13, 2013 created further uncertainty regarding when a final decision might be made on restarting Unit 2. Additional administrative processes and appeals could result in delays of more than a year. During this period, the costs of maintaining San Onofre in readiness for restart and to replace the power San Onofre previously provided would have continued to mount.
Given the considerable uncertainty of when or whether SCE would be permitted to restart Unit 2, SCE concluded that it was in the best interest of its customers, shareholders and other stakeholders to permanently retire the Units and focus on planning for the replacement resources which will eventually be required for grid reliability. SCE also concluded that its decision to retire the Units would facilitate more orderly planning for California's energy future without the uncertainty of whether, when or how long San Onofre would continue to operate.
CPUC Review
In October 2012 the CPUC issued an Order Instituting Investigation (“OII”) that consolidated all San Onofre issues in related regulatory proceedings to consider appropriate cost recovery for all San Onofre costs, including among other costs, the cost of the steam generator replacement project, substitute market power costs, capital expenditures, operation and maintenance costs, and seismic study costs. The OII requires that all San Onofre-related costs incurred on and after January 1, 2012 be tracked in a memorandum account and, to the extent collected in rate levels authorized in the 2012 GRC or other proceeding, be subject to refund. The Order also states that the CPUC will determine whether to order the immediate removal, effective as of the date of the OII, of costs and rate base related to San Onofre from SCE's rates. Various other parties have filed testimony in the OII asking for disallowance of some or all of the San Onofre-related costs. The first phase of the OII is focused on 2012 costs and was split into two sets of hearings. The first set of hearings covered 2012 capital and operation and maintenance costs and was held in May 2013. The second set will focus on the appropriate calculation to measure 2012 substitute market power costs and is scheduled for August 2013. A decision in the first phase is expected in the fourth quarter of 2013. The second phase will focus on whether to adjust customer rates to remove the plant from rate base. The third and fourth phases of the OII will focus on the steam generator replacement project, reasonableness of costs and the San Onofre 2013 revenue requirement, respectively and have not yet been scheduled.

A summary of financial items related to San Onofre and implicated in the OII are as follows:

•
Approximately $860 million of SCE's authorized revenue requirement collected since January 1, 2012 (subject to refund) associated with operating and maintenance expenses, and depreciation and return on SCE's investment in Unit 2, Unit 3 and common plant. In June 2013, SCE recorded approximately $56 million in severance costs associated with its decision to retire both Units. Until funding of post June 6, 2013 activities related to the permanent closure of the plant is transitioned from base rates to SCE's nuclear decommissioning trusts set up for that purpose, SCE will continue to record these costs through the San Onofre OII memorandum account, subject to refund.

•	At May 31, 2013, SCE's net investment associated with San Onofre is set forth in the following table:

(in millions)	Unit 2	Unit 3	Common Plant	Total
Net investment[1]	$606	$430	$259	$1,295
Materials and supplies	—	—	100	100
Construction work in progress	25	99	106	230
Nuclear fuel	153	216	102	471
Total investment	$784	$745	$567	$2,096

[1]	Includes net book value of the replacement steam generators of $542 million.

•
In 2005, the CPUC authorized expenditures of approximately $525 million ($665 million based on SCE's estimate after adjustment for inflation using the Handy-Whitman Index) for SCE's 78.21% share of the costs to purchase and install the four new steam generators in Units 2 and 3 and remove and dispose of their predecessors. SCE has spent $602 million through June 30, 2013 on the steam generator replacement project, not including inspection, testing and repair costs subsequent to the replacement steam generator leak in Unit 3.

•
As a result of outages associated with the steam generator inspection and repair, electric power and capacity normally provided by San Onofre were purchased in the market by SCE. These market power costs will be reviewed as part of the CPUC's OII proceeding. Estimated market power costs calculated in accordance with the OII methodology were approximately $670 million as of May 31, 2013, excluding avoided nuclear fuel costs of approximately $138 million which are no longer included as a reduction due to SCE's decision to permanently retire Units 2 and 3. Such amount includes costs of approximately $65 million associated with planned outage periods. SCE believes that such costs should be excluded as they would have been incurred even had the replacement steam generators performed as expected. The CPUC will ultimately determine a final methodology for estimating market power costs as it continues its review of the issues in the OII. Future market power costs are uncertain.

•
Through June 30, 2013, SCE's share of incremental inspection and repair costs totaled $115 million for both Units (not including payments made by MHI as described below). SCE recorded its share of payments made to date by MHI ($36 million) as a reduction of incremental inspection and repair costs in 2012.

SCE believes that the actions taken and costs incurred in connection with the San Onofre replacement steam generators, outages and permanent retirement have been prudent. Nevertheless, SCE cannot provide assurance that the CPUC will not disallow costs incurred or order refunds to customers of amounts collected in rates or that SCE will be successful in recovering amounts from third parties. Disallowances of costs and/or refund of amounts received from customers could be material and adversely affect SCE's financial condition, results of operations and cash flows.
Accounting for Early Retirement of San Onofre Units 2 and 3
As a result of the decision to early retire San Onofre Units 2 and 3, generally accepted accounting principles (“GAAP”) require reclassification of the amounts recorded in property, plant and equipment and related tangible operating assets to a regulatory asset to the extent that management concludes it is probable of recovery through future rates. Regulatory assets may also be recorded to the extent management concludes it is probable that direct and indirect costs incurred to retire Units 2 and 3 as of each reporting date are recoverable through future rates. These costs may include, but are not limited to, severance benefits to reduce the workforce at San Onofre to the staffing required to safely store and secure the plant prior to conducting decommissioning activities, losses on termination of purchase contracts, including nuclear fuel, and losses on disposition of excess inventory. GAAP also require recognition of a liability to the extent management concludes it is probable SCE will be required to refund amounts from authorized revenues previously collected from customers (that are subject to refund).

In assessing whether to record regulatory assets as a result of the decision to retire San Onofre Units 2 and 3 early and whether to record liabilities for refunds to customers, SCE considered the interrelationship of recovery of costs and refunds to customers for accounting purposes, as such matters are being considered by the CPUC on a consolidated basis in the San Onofre OII. SCE also considered that it will continue to use certain portions of the plant (such as fuel storage, security facilities and buildings) as part of ongoing activities at the site. SCE additionally reviewed relevant regulatory precedents and statutory provisions regarding the regulatory recovery of early retired assets previously placed in service and related materials, supplies and fuel. Such precedents have generally provided cost recovery of the remaining net investment in early retired assets, absent imprudency. Such precedents vary on whether a full, partial or no rate of return is allowed on the investment in such assets, but generally provide accelerated recovery when less than a full return is authorized. Furthermore, once the Units are removed from rate base, under normal principles of cost of service ratemaking and relevant statutory provisions, SCE should, absent imprudence, recover the costs it incurs to purchase power that might otherwise have been produced by San Onofre. SCE continues to believe that the actions it has taken and the costs it has incurred in connection with the San Onofre replacement steam generators and outages have been prudent.
As a result of such considerations, SCE considered a number of potential outcomes for the matters being considered by the CPUC in the San Onofre OII, none of which are assured, but a number of which in SCE's opinion appeared to be more likely than a number of other outcomes. SCE considered the likelihood of outcomes to determine the amount deemed probable of recovery. These outcomes included a number of variables, including recovery of and return on the components of SCE's net investment, and the potential for refunds to customers for either substitute power or operating costs occurring over different time periods. SCE also included in its consideration of possible outcomes, the requirement under GAAP to discount future cash flows from recovery of assets without a return at its incremental borrowing rate.
As a result of the foregoing assessment, SCE:

•
Reclassified $1,521 million of its total investment in San Onofre at May 31, 2013 as described above to a regulatory asset (“San Onofre Regulatory Asset”) based on management's conclusion it is probable, though not certain, that such costs will be recoverable through future rates. Included in the San Onofre Regulatory Asset is approximately $404 million of property, plant and equipment, including construction work in progress, that is expected to support ongoing activities at the site. In addition, to the extent the San Onofre Regulatory Asset includes excess nuclear fuel and material and supplies, SCE will, if possible, sell such excess amounts to third parties and reduce the amount of the regulatory asset by such proceeds.

•	Recorded an impairment charge of $575 million ($365 million after tax) in the second quarter of 2013.
As part of the decision to permanently retire the Units at San Onofre, SCE announced workforce reductions of approximately 960 employees and accrued additional severance costs of $56 million (SCE's share). SCE recorded a regulatory asset of $32 million during June for its cost of service, including severance, in excess of authorized revenues, based on its conclusion that it is probable, though not certain, that such costs will be recovered in future rates. The estimate for these costs was previously included in SCE's estimate to decommission the units. After acceptance of the decommissioning plan by the NRC, SCE expects a further workforce reduction of approximately 175 employees. SCE also recorded severance costs of $14 million related to the indirect employee impacts from the decision to early retire the Units. These employees are generally included in SCE base rates and, as such, SCE has not recorded a regulatory asset associated with severance costs for these employees.
SCE's judgment that the San Onofre Regulatory Asset recorded at June 30, 2013 is probable, though not certain, of recovery is based on SCE's knowledge of the facts and judgment in applying relevant regulatory principles to the issues under review in the OII proceeding and in accordance with GAAP. Such judgment is subject to considerable uncertainty, and regulatory principles and precedents are not necessarily binding and are capable of interpretation. No decisions have been rendered in the OII proceeding regarding recoverability of costs from future rates or refunds of amounts to customers, and the current proceedings are either in their early phases, or not yet scheduled. The CPUC may or may not agree with SCE, after review of all of the facts and circumstances, and SCE may advocate positions that it believes are supported by relevant precedent and regulatory principles that are more favorable to SCE than the charges it has recorded in accordance with GAAP. The CPUC could also conclude that SCE acted imprudently in connection with the San Onofre replacement steam generators and the outage since January 2012. Thus, there can be no assurance that the OII proceeding will provide for recoveries as estimated by SCE, including the recovery of costs recorded as a regulatory asset, or that the CPUC does not order refunds to customers from amounts that were previously authorized as subject to refund. Accordingly, the amount recorded for the San Onofre Regulatory Asset at June 30, 2013, is subject to change based upon future developments and the application of SCE's judgment to those events.

Third-Party Recovery
The replacement steam generators were designed and supplied by MHI and are warranted for an initial period of 20 years from acceptance. MHI is contractually obligated to repair or replace defective items with dispatch and to pay specified damages for certain repairs. MHI's liability under the purchase agreement is limited to $138 million and excludes consequential damages, defined to include "the cost of replacement power;" however, limitations in the contract are subject to applicable exceptions both in the contract and under law. SCE has advised MHI that it believes one or more of such exceptions apply and MHI's liability is not limited to $138 million, and MHI has advised SCE that it disagrees. On July 18, 2013, SCE, on behalf of itself and in its capacity as operating agent of San Onofre, provided MHI with a formal notice of dispute, notifying MHI that it intends to initiate claims against MHI for damages resulting from its supplying the faulty replacement steam generators. In the notice of dispute, SCE alleges that MHI totally and fundamentally failed to deliver what it promised, and that the contractual limitations of liability are subject to applicable exceptions both in the contract and under law. Pursuant to the purchase contract under which the replacement steam generators were supplied, service of the notice of dispute commences a 90-day period for SCE and MHI to resolve differences. If MHI and SCE are unable to resolve their differences regarding liability for the damages caused by MHI's design, manufacture and delivery of the faulty steam generators, then SCE expects to initiate binding arbitration under the auspices of the International Chamber of Commerce in accordance with the purchase contract. After SCE delivered the formal notice of dispute to MHI, each of the other co-owners filed lawsuits against MHI in San Diego County Superior Court, alleging claims arising from MHI's supplying the faulty steam generators.
SCE, on behalf of itself and the other San Onofre co-owners, has submitted seven invoices to MHI totaling $149 million for steam generator repair costs incurred through April 30, 2013. MHI paid the first invoice of $45 million, while reserving its right to challenge any of the charges in the invoice. In January 2013, MHI advised SCE that it rejected a portion of the first invoice and required further documentation regarding the remainder of the invoice. SCE has recorded its share of the invoice paid as a reduction of repair and inspection costs.
San Onofre carries both property damage and outage insurance issued by Nuclear Electric Insurance Limited (“NEIL”) and has placed NEIL on notice of claims under the two policies. The NEIL policies have a number of exclusions and limitations that may reduce or eliminate coverage. As of the date of this report, SCE has filed separate proofs of loss for Unit 2 and Unit 3 under the outage policy covering the period of the outage through April 27, 2013 that total $352 million (SCE's share of which is approximately $276 million). Pursuant to these proofs of loss, SCE is seeking the weekly indemnity amounts provided under the outage policy for each Unit. Outage policy benefits are reduced by 90% for the periods following announcement of the permanent shutdown of the Units. SCE has not submitted a proof of loss under the property damage policy. No amounts have been recognized in SCE's financial statements, pending NEIL's response. NEIL has advised SCE that it does not expect to make any determinations of coverage until late in the fourth quarter of this year or possibly next year.
Continuing NRC Proceedings
As part of the NRC's review of the San Onofre outage and proceedings related to the possible restart of Unit 2, the NRC appointed an Augmented Inspection Team to review SCE's performance. The Augmented Inspection Team has not completed its work, and could determine that SCE's performance in connection with the San Onofre replacement steam generators and the outage was deficient. The NRC's Office of Investigations has been conducting an investigation into the accuracy and completeness of information SCE provided to the Augmented Inspection Team. SCE has also been made aware of an investigation related to San Onofre by the NRC's Office of Inspector General, which generally reviews internal NRC affairs. Certain anti-nuclear groups and individual members of Congress have alleged that SCE knew of deficiencies in the steam generators when they were installed or otherwise did not correctly follow NRC requirements in connection with the design and installation of the replacement steam generators, something which SCE has vigorously denied, and have called for investigations, including by the Department of Justice. SCE cannot predict when or whether ongoing inquiries or investigations by the NRC will be completed or whether inquiries by other government agencies will be initiated. Should the NRC find a deficiency in SCE's performance or provision of information, SCE could be subject to additional NRC actions, including the imposition of penalties, and the findings could be taken into consideration in the CPUC regulatory proceedings described above.

Decommissioning
The decommissioning of a nuclear plant requires the management of three related activities: radiological decommissioning, non-radiological decommissioning and the management of spent nuclear fuel. During the operating life of a plant, NRC regulations require that a licensee maintain financial assurance for decommissioning in an amount at least equal to a minimum generic “formula amount.” The decommissioning process may take many years and is expected to at San Onofre. SCE leases the land on which San Onofre is located from the United States Navy under a lease that requires it to return the property to its original condition.
The process for the radiological decommissioning of a nuclear power plant is governed by NRC regulations. SCE expects that the non-radiological decommissioning of the site may eventually involve other governmental agencies and approvals. Under NRC regulations, the process for radiological decommissioning consists of three phases: initial activities, major decommissioning and storage activities, and license termination. Initial activities include providing a notice of permanent cessation of operations and of permanent removal of fuel from the reactor vessel shortly after the retirement of the plant has been announced. Within two years after the announcement of retirement, the licensee must also submit a post-shutdown decommissioning activities report, an irradiated fuel management plan and a site-specific decommissioning cost estimate.
On June 12, 2013, SCE began the initial activity phase of radiological decommissioning by filing with the NRC a certification of permanent cessation of power operations at San Onofre. Notifications of permanent removal of fuel from the reactor vessels were provided on June 28, 2013 and July 22, 2013 for Units 3 and 2, respectively. SCE currently estimates that it will provide the other initial activity phase plans and cost estimates by the end of 2014. Major radiological decommissioning and storage activities may only start 90 days after the NRC receipt of the post-shutdown decommissioning activities report or upon the filing of a decommissioning cost estimate. The license termination phase will begin with the submission of a license termination plan, which is due not less than two years prior to the planned license termination. The NRC regulations regulate the use of decommissioning trust funds for radiological decommissioning by requiring that various decommissioning process milestones be met prior to the use of additional funds. SCE will also need NRC staff approval to use decommissioning funds for non-radiological decommissioning.
Other than the use of funds for the planning of radiological decommissioning (up to a maximum of 3% of generic formula amounts under NRC regulations), the CPUC must issue an order granting prior approval of withdrawal of decommissioning trust funds to be used for radiological decommissioning, non-radiological decommissioning and spent fuel management. The CPUC's authority to authorize the use of trust funds for decommissioning activities is provided by the Nuclear Facility Decommissioning Act of 1985 of the California Public Utilities Code. SCE anticipates filing a request with the CPUC that would authorize early release of trust funds for non-radiological costs up to a specified cost cap.
SCE will fund decommissioning of San Onofre through funds in its nuclear decommissioning trust, which is comprised of annual contributions made through rates and earnings on the trust's balance. In order to determine funding levels, SCE makes regular forecasts of decommissioning cost estimates based on expert advice. Such forecasts are subject to a number of assumptions and uncertainties, such as future dismantling, transportation, labor and similar costs, the length of time that will be needed to decommission, prevailing rates of inflation, burial escalation rates and other assumptions.
In July 2013, SCE submitted supplemental testimony in the Nuclear Decommissioning Cost Triennial Proceeding ("NDCTP") that provided a decommissioning cost estimate for an early shutdown scenario of both Units 2 and 3. The supplemental testimony provided for a higher level of contributions than is currently collected in rates. However, the supplemental testimony asked the CPUC to defer an increase in the contribution level until SCE has completed an updated site-specific decommissioning plan for San Onofre, which is currently expected in the first half of 2014.
The total ARO liability related to San Onofre was revised based on the July 2013 update to the NDCTP discussed above. See "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—Asset Retirement Obligation" for further information.
2015 General Rate Case
On July 15, 2013, SCE submitted to the CPUC's Division of Ratepayer Advocates its notice of intent (“NOI”) to file a 2015 GRC. The NOI indicates that SCE's GRC application, expected to be filed by year-end 2013, will request a 2015 base rate revenue requirement of $6.279 billion. After considering the effects of sales growth, SCE's request would be a $120 million increase over currently authorized base rate revenue. If the CPUC approves the requested rate increase and allocates the increase to ratepayer groups on a system average percentage change basis, the percentage increases over current base rates and total rates are estimated to be 2% and 0.6%, respectively. The NOI indicates that SCE's application will propose post-test year increases in 2016 and 2017, net of sales growth, of $368 million and $331 million, respectively. The requested revenue requirement increase is driven by the need to: maintain system reliability, including investment in infrastructure maintenance and replacement, accommodate customer load growth, and on-going operation and maintenance expenses. The NOI includes forecasted shutdown operating and capital expenses for San Onofre. To the extent that some or all of these expenses can be funded by its nuclear decommissioning trust, SCE will not include such expenses in its final 2015 GRC application. The NOI also includes a request for 2015 – 2017 capital expenditures as discussed in "Liquidity" below. The current schedule anticipates a final decision on SCE's 2015 GRC by the end of 2014. SCE cannot predict the revenue requirement the CPUC will ultimately authorize or when a final decision will be adopted.
Capital Program
During the first six months of 2013, SCE's capital program continued to emphasize projects for maintaining reliability and expanding the capability of SCE's transmission and distribution system; upgrading and constructing new transmission lines and substations for system reliability and increased access to renewable energy; and maintaining performance of SCE's natural gas, and hydro-electric generating plants. Total capital expenditures (including accruals) were $1.6 billion and $1.7 billion for the first six months of 2013 and 2012, respectively. SCE projects 2013 capital expenditures will be in the range of $3.7 billion to $4.0 billion. SCE forecasts capital expenditures in the range of $17.8 billion to $20.3 billion for 2013 – 2017. Actual capital spending will be affected by: changes in regulatory, environmental and engineering design requirements; permitting and project delays; cost and availability of labor, equipment and materials; and other factors.
EME Chapter 11 Bankruptcy Filing
As discussed in the 2012 Form 10-K, on the Petition Date EME and certain of its wholly-owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. Edison International anticipates that the Bankruptcy Court will approve a plan of reorganization in which Edison International ceases to have any ownership interest. As a result of the bankruptcy filing, Edison International no longer consolidates the earnings and losses of EME or its subsidiaries effective December 17, 2012 and has reflected its ownership interest in EME utilizing the cost method. Edison International recorded a full impairment of the investment in EME in 2012. See "Notes to Consolidated Financial Statements—Note 16. Discontinued Operations" for additional information related to these bankruptcy proceedings.
On December 16, 2012, Edison International, EME and certain of EME's senior unsecured noteholders (“Consenting Noteholders”) entered into a Transaction Support Agreement (the "Support Agreement"). The Support Agreement provided that, within 150 days following the Petition Date, EME was to seek authority from the Bankruptcy Court to enter into the Settlement Transaction, which was required to be obtained within 210 days following the Petition Date. EME did not seek such authority within the 150 day period, rendering the Support Agreement terminable, and the parties did not reach agreement on changes to the Support Agreement, which would have altered the original schedule. Nevertheless, EME has been actively conducting an examination originally intended to assess the Support Agreement against potential alternatives it or its creditors might pursue.
On July 25, 2013, a requisite majority of the Consenting Noteholders provided Edison International and EME with a notice terminating the Support Agreement, effective August 1, 2013. As a result, the extension of the Tax Allocation Agreement contemplated by the Support Agreement has also terminated, and the Tax Allocation Agreement is now due to expire by its terms on December 31, 2013. Furthermore, claims, which Edison International submitted in the EME bankruptcy on a contingency basis, will not be released, and inasmuch as Edison International will not be entitled to the benefits of the Settlement Transaction, it will remain subject to any claims of EME and potentially its creditors, including claims relating to or arising out of any shared services, the Tax Allocation Agreement, and any other relationships or transactions between the companies. Edison International cannot, at this time, predict whether the parties will reach other agreements or if the termination of the Support Agreement will result in the pursuit of potential disputes among the parties.

RESULTS OF OPERATIONS
SCE
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

•
Utility cost-recovery activities – representing CPUC- and FERC-authorized balancing accounts which allow for recovery of specific project or program costs, subject to reasonableness review or compliance with upfront standards. Utility cost-recovery activities include rates which provide recovery, subject to reasonableness review of, among other things, fuel costs, purchased power costs, public purpose related-program costs (including energy efficiency and demand-side management programs), certain operation and maintenance expenses and nuclear decommissioning expenses.

The following table summarizes SCE's results of operations for the periods indicated. The presentation below separately identifies utility earning activities and utility cost-recovery activities. The 2012 GRC decision eliminated the balancing account treatment for Palo Verde operation and maintenance costs effective January 1, 2012. The tables presented below reflect a reclassification of the revenue and costs for 2012 consistent with the presentation in 2013. The reclassification of revenue and costs had no impact on earnings.
Three months ended June 30, 2013 versus June 30, 2012

	Three months ended June 30, 2013			Three months ended June 30, 2012
(in millions)	Utility Earning Activities	Utility Cost- Recovery Activities	Total Consolidated	Utility Earning Activities	Utility Cost- Recovery Activities	Total Consolidated
Operating revenue	$1,617	$1,428	$3,045	$1,488	$1,163	$2,651
Fuel and purchased power	—	1,157	1,157	—	883	883
Operation and maintenance	608	271	879	591	275	866
Depreciation, decommissioning and amortization	417	—	417	399	—	399
Property taxes and other	72	—	72	73	—	73
Asset impairment	575	—	575	—	—	—
Total operating expenses	1,672	1,428	3,100	1,063	1,158	2,221
Operating income (loss)	(55)	—	(55)	425	5	430
Interest income and other	16	—	16	19	—	19
Interest expense	(127)	—	(127)	(122)	(5)	(127)
Income (loss) before income taxes	(166)	—	(166)	322	—	322
Income tax expense	(99)	—	(99)	108	—	108
Net income (loss)	(67)	—	(67)	214	—	214
Dividends on preferred and preference stock	24	—	24	23	—	23
Net income available for common stock	$(91)	$—	$(91)	$191	$—	$191
Core Earnings[1]			$274			$191
Non-Core Earnings			(365)			—
Total SCE GAAP Earnings			$(91)			$191

[1]	See use of non-GAAP financial measures in "Management Overview—Highlights of Operating Results."

Utility Earning Activities
Utility earning activities were primarily affected by the following:

•	Higher operating revenue of $129 million primarily due to the following:

•
The timing of finalizing the 2012 CPUC GRC. During the second quarter of 2012, pending the outcome of the 2012 GRC, SCE recognized GRC-related revenue based on the 2011 authorized revenue requirement. In the fourth quarter of 2012, SCE implemented its 2012 GRC which allowed SCE to recover its revenue requirement retroactive to January 1, 2012. The estimated revenue attributable to the second quarter of 2012 was $87 million.

•
An increase of approximately $40 million in revenue during the second quarter of 2013 for SCE's return on its investment resulting from rate base growth and operating costs partially offset by a lower CPUC-adopted 2013 return on common equity and EdisonSmartConnect® revenue (see "Liquidity and Capital Resources—SCE—Regulatory Proceedings—2013 Cost of Capital Application" for further information).

•	Higher operation and maintenance expense of $17 million primarily due to:

•	$61 million of accrued severance costs for planned workforce reductions,

•	$22 million decrease in incremental inspection and repairs costs at San Onofre, and

•	$21 million lower operations and maintenance due to the full deployment of the EdisonSmartConnect® program in 2012.
Severance costs directly related to San Onofre permanent retirement were $56 million in the second quarter of 2013, but did not impact earnings. SCE's authorized San Onofre revenue requirement offset $24 million of these costs and the remaining $32 million was deferred as a regulatory asset. SCE expects to recover the regulatory asset during the third quarter. All San Onofre-related costs are subject to reasonableness review. See “Management Overview” for further information. Severance costs of $37 million impacted earnings. See "Notes to Consolidated Financial Statements—Note 8. Compensation and Benefit Plans—Workforce Reductions."

•	Higher depreciation, decommissioning and amortization expense of $18 million was primarily related to increased generation, transmission and distribution investments and capitalized software costs.

•	Asset impairment charge of $575 million related to the permanent retirement of San Onofre. See "—San Onofre Outage, Inspection and Retirement" above for more information.

•
Interest income and other included lower AFUDC equity due to lower rates and construction work in process balances in 2013 offset by lower other expenses in 2013. See "Notes to Consolidated Financial Statements—Note 15. Interest and Other Income and Other Expenses."

•	The income tax benefit was primarily due to a net loss driven by the San Onofre impairment. See "—Income Taxes" below for more information.
Utility Cost-Recovery Activities
Utility cost-recovery activities were primarily affected by the following:

•
Higher fuel and purchased power expense of $274 million was primarily driven by increased load related to warmer weather experienced in 2013 relative to 2012 and higher power and gas prices experienced in 2013 relative to 2012.

Six months ended June 30, 2013 versus June 30, 2012

	Six months ended June 30, 2013			Six months ended June 30, 2012
(in millions)	Utility Earning Activities	Utility Cost- Recovery Activities	Total Consolidated	Utility Earning Activities	Utility Cost- Recovery Activities	Total Consolidated
Operating revenue	$3,167	$2,507	$5,674	$2,967	$2,096	$5,063
Fuel and purchased power	—	2,009	2,009	—	1,575	1,575
Operation and maintenance	1,167	498	1,665	1,201	516	1,717
Depreciation, decommissioning and amortization	832	—	832	788	—	788
Property taxes and other	151	—	151	156	—	156
Asset impairment	575	—	575	—	—	—
Total operating expenses	2,725	2,507	5,232	2,145	2,091	4,236
Operating income	442	—	442	822	5	827
Interest income and other	40	—	40	44	—	44
Interest expense	(253)	—	(253)	(244)	(5)	(249)
Income before income taxes	229	—	229	622	—	622
Income tax expense	13	—	13	208	—	208
Net income	216	—	216	414	—	414
Dividends on preferred and preference stock	51	—	51	41	—	41
Net income available for common stock	$165	$—	$165	$373	$—	$373
Core Earnings[1]			$530			$373
Non-Core Earnings			(365)			—
Total SCE GAAP Earnings			$165			$373

[1]	See use of non-GAAP financial measures in "Management Overview—Highlights of Operating Results."
Utility Earning Activities
Utility earning activities were primarily affected by the following:

•	Higher operating revenue of $200 million primarily due to the following:

•
The timing of finalizing the 2012 CPUC GRC. During the first six months of 2012, pending the outcome of the 2012 GRC, SCE recognized GRC-related revenue based on the 2011 authorized revenue requirement. In the fourth quarter of 2012, SCE implemented its 2012 GRC which allowed SCE to recover its revenue requirement retroactive to January 1, 2012. The estimated revenue attributable to the first six months of 2012 was $167 million.

•
An increase of approximately $70 million in revenue during the first six months of 2013 for SCE's return on its investment resulting from rate base growth and operating costs partially offset by a lower CPUC-adopted 2013 return on common equity and EdisonSmartConnect® revenue (see "Liquidity and Capital Resources—SCE—Regulatory Proceedings—2013 Cost of Capital Application" for further information).

•	Revenue recognized in 2012 related to the San Onofre Unit 2 scheduled outage.

•	Lower operation and maintenance expense of $34 million primarily due to:

•	$40 million lower operations and maintenance due to the full deployment of the EdisonSmartConnect® program in 2012,

•	$35 million of costs incurred in 2012 for the San Onofre Unit 2 scheduled outage which were not incurred in 2013,

•	$35 million decrease in incremental inspection and repairs costs during the first six months of 2013 compared to the first six months of 2012, and

•
$76 million offset by accrued severance costs. Accrued severance costs included $52 million that impacted earnings with the remaining amount related to the permanent retirement of San Onofre as described above.

•	Higher depreciation, decommissioning and amortization expense of $44 million was primarily related to increased generation, transmission and distribution investments and capitalized software costs.

•	Asset impairment charge of $575 million related to the permanent retirement of San Onofre. See "—San Onofre Outage, Inspection and Retirement" above for more information.

•
Interest income and other included lower AFUDC equity due to lower rates and construction work in process balances in 2013 offset by lower other expenses in 2013. See "Notes to Consolidated Financial Statements—Note 15 Interest and Other Income and Other Expenses."

•	Lower income taxes primarily due to lower pre-tax income driven by the San Onofre impairment charge. See "—Income Taxes" below for more information.

•	Higher preferred and preference stock dividends related to new issuances in 2012 and 2013 partially offset by redemptions.
Utility Cost-Recovery Activities
Utility cost-recovery activities were primarily affected by the following:

•	Higher fuel and purchased power expense of $434 million was primarily driven by increased load related to warmer weather experienced in 2013 relative to 2012 and higher power and gas prices in 2013.

•
Lower operation and maintenance expense of $18 million primarily due to lower employee benefit costs, primarily related to pension costs, and transmission access charges, partially offset by greenhouse gas emissions associated with utility owned-generation in 2013.

Supplemental Operating Revenue Information
SCE's retail billed and unbilled revenue (excluding wholesale sales and balancing account over/undercollections) was $2.9 billion and $5.2 billion for the three- and six-month periods ended June 30, 2013, respectively, compared to $2.7 billion and $5.0 billion for the respective periods in 2012. The increase in revenue reflects:

•	A sales volume increase of $176 million and $67 million for the three- and six-month periods, respectively, due to higher load requirements related to warmer weather in 2013 relative to 2012.

•	A rate increase of $52 million and $148 million for the three- and six-month periods, respectively, due to the implementation of the 2012 GRC decision.
As a result of the CPUC-authorized decoupling mechanism, SCE earnings are not affected by changes in retail electricity sales (see "Item 1. Business—Overview of Ratemaking Process" in the 2012 Form 10-K).

Income Taxes
The table below provides a reconciliation of income tax expense computed at the federal statutory income tax rate to the income tax provision.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2013	2012	2013	2012
Income (loss) from continuing operations before income taxes	$(166)	$322	$229	$622
Provision for income tax at federal statutory rate of 35%	(58)	113	80	218
Increase (decrease) in income tax from:
State tax, net of federal benefit	(23)	10	(9)	20
Property-related	(22)	(10)	(64)	(20)
Uncertain tax positions	11	(1)	17	—
Other	(7)	(4)	(11)	(10)
Total income tax expense (benefit) from continuing operations	$(99)	$108	$13	$208
Effective tax rate	*	33.5%	5.7%	33.4%

*	Not meaningful
Property-related items increased primarily due to the recognition of income tax benefits from repair deductions for income tax purposes.
For a discussion of the status of Edison International's income tax audits, see "Notes to Consolidated Financial Statements—Note 7. Income Taxes."
Edison International Parent and Other
Results of operations for Edison International Parent and Other includes amounts from other Edison International subsidiaries that are not significant as a reportable segment, as well as intercompany eliminations.
Income (Loss) from Discontinued Operations (Net of Tax)
Income from discontinued operations, net of tax, was $12 million and $24 million for the three- and six-month periods in 2013 compared to a loss of $109 million and $193 million for the respective periods in 2012. The 2013 income from discontinued operations reflects an income tax benefit from a revised estimate of the tax impact of expected future deconsolidation and separation of EME from Edison International (see "Management Overview—Highlights of Operating Results" for further information). The 2012 loss from discontinued operations was from net losses of EME.
LIQUIDITY AND CAPITAL RESOURCES
SCE
SCE's ability to operate its business, fund capital expenditures, and implement its business strategy is dependent upon its cash flow and access to the capital markets. SCE's overall cash flows fluctuate based on, among other things, its ability to recover its costs in a timely manner from its customers through regulated rates, changes in commodity prices and volumes, collateral requirements, interest and dividend payments to Edison International, and the outcome of tax and regulatory matters.
SCE expects to fund its 2013 obligations, capital expenditures and dividends through operating cash flows, and capital market financings of debt and preferred equity, as needed. SCE also has availability under its credit facilities to fund requirements. SCE has $800 million of long-term debt due in the first quarter of 2014. SCE's financing plans include capital market financings to retire this debt.

Available Liquidity
At June 30, 2013, SCE had a $2.75 billion multi-year revolving credit facility scheduled to mature in May 2017. The following table summarizes the status of the SCE credit facility at June 30, 2013:

(in millions)
Commitment	$2,750
Outstanding commercial paper supported by credit facilities	(828)
Outstanding letters of credit	(96)
Amount available	$1,826
On July 18, 2013, SCE amended the credit facility to extend the maturity date to July 2018 for $2.6 billion. The remaining $150 million of the credit facility will mature in May 2017.
Debt Covenant
The debt covenant in SCE's credit facility limits its debt to total capitalization ratio to less than or equal to 0.65 to 1. At June 30, 2013, SCE's debt to total capitalization ratio was 0.47 to 1.
Capital Investment Plan
SCE's forecasted capital expenditures for 2013 – 2017 include a capital forecast in the range of $17.8 billion to $20.3 billion. The range is based on the average variability experienced over the last five years of 12% between annual forecast capital expenditures and actual spending. SCE's 2013 – 2017 capital expenditures forecast are set forth in the table below:

(in millions)	2013	2014	2015	2016	2017	2013 – 2017 Total
Transmission	$1,285	$978	$731	$735	$680	$4,409
Distribution	2,300	2,728	3,169	3,180	3,004	14,381
Generation	372	255	287	283	265	1,462
Total Estimated Capital Expenditures	$3,957	$3,961	$4,187	$4,198	$3,949	$20,252
Total Estimated Capital Expenditures for 2013 – 2017 (using 12% variability discussed above)	$3,667	$3,671	$3,549	$3,568	$3,349	$17,804
The 2013 – 2014 planned capital expenditures for projects under CPUC jurisdiction are recovered through the authorized revenue requirement in SCE's 2012 GRC or through other CPUC-authorized mechanisms. Recovery of planned capital expenditures for projects under CPUC jurisdiction beyond 2014 and not already approved through other CPUC-authorized mechanisms, is subject to the outcome of the 2015 GRC or other CPUC approvals. Recovery for 2013 – 2017 planned capital expenditures for projects under FERC jurisdiction will be pursued through FERC-authorized mechanisms.
Tehachapi Transmission Project
In response to opposition from the city of Chino Hills, CPUC proceedings to reexamine construction options, including undergrounding lines for a portion of the Project, were initiated. On July 11, 2013, the CPUC ordered SCE to underground a 3.5 mile portion of the line that traverses Chino Hills, setting a cost estimate of $224 million ($231 million in nominal dollars) for the underground portion. The cost estimate that SCE had proposed for the underground portion was $350 million ($360 million in nominal dollars), which is reflected in the table above. The partial undergrounding will create additional costs and could potentially delay the completion of the Project. As with all transmission investments, cost recovery for the project is subject to FERC review and approval.
SCE filed a petition to modify seeking authorization to install aviation marking and lighting in accordance with FAA standards. In October 2011, the CPUC staff notified SCE that the constructed portions of the project should be marked and lighted as required, but instructed SCE to defer completion of remaining project components that may require aviation marking or lighting pending CPUC review of the petition to modify.

Regulatory Balancing Accounts
SCE's cash flows are affected by regulatory balancing accounts over- or under-collections. Over- and under-collections represent differences between cash collected in current rates for specified forecasted costs and the costs actually incurred. With some exceptions, SCE seeks to adjust rates on an annual basis or at other designated times to recover or refund the balances recorded in its balancing account. Under- or over-collections in these balancing accounts impact cash flows and can change rapidly. Over- and under-collections accrue interest based on a three-month commercial paper rate published by the Federal Reserve.
SCE's balancing account for fuel and power procurement-related costs is referred to as the ERRA balancing account. SCE sets rates based on an annual forecast of the costs that it expects to incur during the subsequent year. In August 2012, SCE filed its annual 2013 ERRA forecast, which requested a rate increase of approximately $500 million due to a variety of factors. The final decision in the 2013 ERRA forecast proceeding was expected in the second quarter of 2013 but has been deferred by the Assigned Commissioner while issues related to the San Onofre outage are under consideration in the San Onofre OII (see “Management Overview—San Onofre Outage, Inspection and Retirement”). The CPUC has also established a "trigger" mechanism for the ERRA balancing account that allows for a rate adjustment if the balancing account over- or under-collection exceeds 5% of SCE's prior year's revenue that is classified as generation for retail rates. For 2013, the trigger amount is approximately $280 million. As of June 30, 2013, the fuel and power procurement-related costs were under-collected by $368 million which resulted in SCE triggering the mechanism and filing an advice letter to advise the CPUC that SCE's undercollection had exceeded the trigger amount. In lieu of requesting a rate adjustment in the advice letter, SCE filed a motion in July 2013 proposing an interim ERRA rate increase of $210 million, which would be accomplished by terminating the refund amortization of the 2011 year-end ERRA overcollection that would be completed as of August 1, 2013. SCE expects to continue to undercollect for fuel and power procurement-related costs and expects to draw on its credit facility to meet power procurement-related cost requirements until rates are adjusted. If rates are not adjusted, SCE estimates ERRA undercollections may increase to approximately $825 million by December 31, 2013.
On July 22, 2013, SCE filed a ratemaking proposal with the CPUC that would assign the actual San Onofre-related operation and maintenance savings from the base revenue requirement to offset the current and future expected ERRA undercollections through 2014. It is uncertain whether the CPUC will adopt this proposal, make other changes in rates, or defer a rate change that would mitigate the current impact on cash flows of ERRA undercollections.
Regulatory Proceedings
2013 Cost of Capital Application
In December 2012, the CPUC issued a final decision in the ratemaking capital structure and cost of capital phase of SCE's 2013 cost of capital proceeding granting SCE's requested ratemaking capital structure of 43% long-term debt, 9% preferred equity and 48% common equity. The decision adopted a return on common equity of 10.45% and adopted long-term debt and preferred stock costs of 5.49% and 5.79%, respectively. SCE has implemented the impacts of the decision in rates, effective January 1, 2013.
In March 2013, a final decision was issued in the second phase of the proceeding that reauthorized SCE's adjustment mechanism to continue for 2014 and 2015. The mechanism provides for an automatic readjustment to SCE’s capital costs if certain thresholds are reached on an annual basis. These thresholds are based on a benchmark interest index value of 5% as of September 2012. In September 2013 and September 2014, SCE will compare the current interest index value against the benchmark interest index value. If the difference exceeds more than 1%, SCE's CPUC-authorized cost of capital will be adjusted accordingly and the current interest index value will become the new benchmark interest index value for the next annual evaluation.
FERC Formula Rates
As discussed in the year-ended 2012 MD&A, the FERC has accepted, subject to refund and settlement procedures, SCE's request to implement formula rates effective January 1, 2012 to determine SCE's FERC transmission revenue requirement, including its construction work in progress ("CWIP") revenue requirement that was previously recovered through a separate mechanism. In that decision, the FERC authorized a base ROE of 9.93%, plus the previously authorized 50 basis point incentive for CAISO participation and individual authorized project incentives. This results in a FERC weighted average ROE of 11.1% including incentives. The formula rate mechanism, including the base ROE, is subject to final resolution as part of the settlement process or, if a settlement is not achieved, to determination by FERC in a litigated process. SCE and the other parties to the proceeding continue to engage in settlement negotiations.

In June 2013, SCE provided its preliminary 2014 forecasted revenue requirement to interested parties. Consistent with SCE's proposed formula rate methodology, the application of the formula rate results in an increase in SCE's revenue requirement of $8 million, or 0.9%. The increase requested for the 2013 and 2014 FERC rate base from transmission investments, including projects under construction, is largely offset by the true-up adjustment for a 2012 overcollection of $103 million. SCE expects to file its 2014 forecasted revenue requirement with the FERC by September 15, 2013, with the proposed rates effective from October 1, 2013 through September 30, 2014.
Dividend Restrictions
The CPUC regulates SCE's capital structure which limits the dividends it may pay Edison International. SCE may make distributions to Edison International as long as the common equity component of SCE's capital structure remains at or above 48% on a 13-month weighted average basis. At June 30, 2013, SCE's 13-month weighted-average common equity component of total capitalization was 48.9% and the maximum additional dividend that SCE could pay to Edison International under this limitation was approximately $175 million, resulting in a restriction on net assets of approximately $11.5 billion.
During the first six months of 2013, SCE made $240 million in dividend payments to Edison International. Future dividend amounts and timing of distributions are dependent upon several factors including the level of capital expenditures, operating cash flows and earnings.
Margin and Collateral Deposits
Certain derivative instruments, power procurement contracts and other contractual arrangements contain collateral requirements. Future collateral requirements may differ from the requirements at June 30, 2013, due to the addition of incremental power and energy procurement contracts with collateral requirements, if any, and the impact of changes in wholesale power and natural gas prices on SCE's contractual obligations.
Some of the power procurement contracts contain provisions that require SCE to maintain an investment grade credit rating from the major credit rating agencies. If SCE's credit rating were to fall below investment grade, SCE may be required to pay the liability or post additional collateral.
The table below provides the amount of collateral posted by SCE to its counterparties as well as the potential collateral that would be required as of June 30, 2013.

(in millions)
Collateral posted as of June 30, 2013[1]	$128
Incremental collateral requirements for power procurement contracts resulting from a potential downgrade of SCE's credit rating to below investment grade	67
Posted and potential collateral requirements[2]	$195

[1]
Collateral provided to counterparties and other brokers consisted of $22 million of cash which was offset against net derivative liabilities on the consolidated balance sheets, $8 million of cash reflected in "Other current assets" on the consolidated balance sheets and $98 million in letters of credit and surety bonds.

[2]
SCE estimates that total posted and potential collateral requirements could increase by $3 million if SCE's forward positions as of June 30, 2013 were impacted by unfavorable market price movements over the remaining lives of the existing power procurement contracts using a 95% confidence level.

In addition to the potential collateral requirements discussed above, if SCE's bond rating were to fall below a "B" rating, SCE would be required to post $221 million for its workers compensation self-insurance plan. See "Liquidity and Capital Resources—SCE—Workers Compensation Self-Insurance Fund" in the year-ended 2012 MD&A for further information.

Edison International Parent and Other
Edison International Parent and Other's liquidity and its ability to pay operating expenses and dividends to common shareholders is dependent on dividends from SCE, tax-allocation payments under its tax-allocation agreements with its subsidiaries, and access to bank and capital markets.
At June 30, 2013, Edison International Parent had a $1.25 billion multi-year revolving credit facility scheduled to mature in May 2017. The following table summarizes the status of the Edison International Parent credit facility at June 30, 2013:

(in millions)	Edison International Parent
Commitment	$1,250
Outstanding borrowings	(25)
Outstanding letters of credit	—
Amount available	$1,225
On July 18, 2013, Edison International Parent amended the credit facility to extend the maturity date to July 2018 for $1.182 billion. The remaining $68 million of the credit facility will mature in May 2017.
The debt covenant in Edison International Parent's credit facility requires a consolidated debt to total capitalization ratio of less than or equal to 0.65 to 1. At June 30, 2013, Edison International Parent's consolidated debt to total capitalization ratio was 0.49 to 1.
Historical Cash Flows
SCE

	Six months ended June 30,
(in millions)	2013	2012
Net cash provided by operating activities	$1,325	$1,511
Net cash provided by financing activities	704	712
Net cash used by investing activities	(2,025)	(2,239)
Net increase (decrease) in cash and cash equivalents	$4	$(16)
Net Cash Provided by Operating Activities
Net cash provided by operating activities decreased $186 million during the first six months of 2013 compared to the same period in 2012 primarily due to the following:

•	$250 million decrease from balancing accounts primarily composed of:

•
$680 million decrease primarily resulting from ERRA balancing account undercollections for fuel and power procurement-related costs in 2013 compared to overcollections in 2012. The change in the ERRA balancing account decreased operating cash flows by $503 million in 2013 as compared to an increase in operating cash flows of $226 million in 2012. The 2013 undercollections were primarily due to higher power prices, for further details see "Liquidity and Capital Resources—SCE—Regulatory Balancing Accounts;"

•	$300 million increase related to a rate increase in 2013 to recover undercollections in 2012 as a result of the implementation of the 2012 CPUC GRC decision; and

•	$130 million increase from GHG auction revenue during 2013.

•	Timing of cash receipts and disbursements related to working capital items and workforce reduction severance costs paid of $88 million during the first six months of 2013.

•	Higher cash inflow due to higher authorized revenue requirements resulting from the implementation of the 2012 CPUC GRC decision.

Net Cash Provided by Financing Activities
The following table summarizes cash provided (used) by financing activities for the six months end June 30, 2013 and 2012. Issuances of debt and preference stock are discussed in "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements—Long-Term Debt" and "—Note 13. Preferred and Preference Stock."

	Six months ended June 30,
(in millions)	2013	2012
Issuances of first and refunding mortgage bonds, net	$394	$391
Issuances of commercial paper, net	653	(119)
Issuances of preference stock, net	387	805
Payments of common stock dividends to Edison International	(240)	(233)
Redemptions of preference stock	(400)	(75)
Payments of preferred and preference stock dividends	(52)	(28)
Other	(38)	(29)
Net cash provided by financing activities	$704	$712
Net Cash Used by Investing Activities
Cash flows from investing activities are primarily due to capital expenditures and funding of nuclear decommissioning trusts. Capital expenditures were $1.8 billion and $2.1 billion for the six months ended June 30, 2013 and 2012, respectively, primarily related to transmission, distribution and generation investments. Net purchases of nuclear decommissioning trust investments and other were $172 million and $125 million for the six months ended June 30, 2013 and 2012, respectively.
Edison International Parent and Other
The table below sets forth condensed historical cash flow from continuing operations for Edison International Parent and Other adjusted for the non-cash impact related to the treatment of discontinued operations.

	Six months ended June 30,
(in millions)	2013	2012
Net cash provided (used) by operating activities	$(64)	$3
Net cash provided by financing activities	42	14
Net cash used by investing activities	(4)	(4)
Net increase (decrease) in cash and cash equivalents	$(26)	$13
Net Cash Used by Continuing Operating Activities
Net cash used by continuing operating activities is related to operating costs and approximately $20 million of payments made for interest and income taxes.
Net Cash Provided by Continuing Financing Activities
Net cash provided by continuing financing activities for the first six months of 2013 were as follows:

•	Paid $220 million of dividends to Edison International common shareholders;

•	Received $240 million of dividend payments from SCE; and

•	Borrowed $25 million under Edison International's line of credit to fund interim working capital requirements.
Net cash provided by continuing financing activities for the first six months of 2012 were as follows:

•	Paid $212 million of dividends to Edison International common shareholders; and

•	Received $233 million of dividend payments from SCE.

Contingencies
Edison International has a contingency related to the EME Chapter 11 Bankruptcy Filing and SCE has contingencies related to San Onofre Outage, Inspection and Retirement, SED Investigations, Four Corners New Source Review Litigation, Nuclear Insurance, Wildfire Insurance and Spent Nuclear Fuel which are discussed in "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies."
Environmental Remediation
As of June 30, 2013, SCE had identified 19 material sites for remediation and recorded an estimated minimum liability of $122 million. SCE expects to recover 90% of its remediation costs at certain sites. See "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies" for further discussion.
MARKET RISK EXPOSURES
Edison International and SCE's primary market risks include fluctuations in interest rates, commodity prices and volumes, and counterparty credit. Fluctuations in interest rates can affect earnings and cash flows. Fluctuations in commodity prices and volumes and counterparty credit losses may temporarily affect cash flows, but are not expected to affect earnings due to expected recovery through regulatory mechanisms. Derivative instruments are used, as appropriate, to manage market risks including market risks of SCE's customers. For a further discussion of market risk exposures, including commodity price risk, credit risk and interest rate risk, see "Notes to Consolidated Financial Statements—Note 6. Derivative Instruments" and "—Note 4. Fair Value Measurements."
Commodity Price Risk
The fair value of outstanding derivative instruments used to mitigate exposure to commodity price risk was a net liability of $1.0 billion and $851 million at June 30, 2013 and December 31, 2012, respectively. For further discussion of fair value measurements and the fair value hierarchy, see "Notes to Consolidated Financial Statements—Note 4. Fair Value Measurements."
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

As of June 30, 2013, the amount of balance sheet exposure as described above broken down by the credit ratings of SCE's counterparties, was as follows:

	June 30, 2013
(in millions)	Exposure[2]	Collateral	Net Exposure
S&P Credit Rating[1]
A or higher	$138	$—	$138
A-	11	—	11
BBB	4	—	4
Not rated[3]	8	(2)	6
Total	$161	$(2)	$159

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
CRITICAL ACCOUNTING ESTIMATES AND POLICIES
For a complete discussion on Edison International's and SCE's critical accounting policies, see "Critical Accounting Estimates and Policies" in the year-ended 2012 MD&A.
NEW ACCOUNTING GUIDANCE
New accounting guidance is discussed in "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—New Accounting Guidance."
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information responding to Item 3 is included in the MD&A under the heading "Market Risk Exposures" and is incorporated herein by reference.
ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The management of Edison International and SCE, under the supervision and with the participation of Edison International's Chief Executive Officer and Chief Financial Officer and SCE's President and Chief Financial Officer, have evaluated the effectiveness of Edison International's and SCE's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), respectively, as of the end of the second quarter of 2013. Based on that evaluation, Edison International's Chief Executive Officer and Chief Financial Officer and SCE's President and Chief Financial Officer have each concluded that, as of the end of the period, Edison International's and SCE's disclosure controls and procedures, respectively, were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in Edison International’s or SCE's internal control over financial reporting, respectively, during the second quarter of 2013 that have materially affected, or are reasonably likely to materially affect, Edison International’s or SCE's internal control over financial reporting.
Jointly Owned Utility Plant
Edison International's and SCE's respective scope of evaluation of internal control over financial reporting includes their Jointly Owned Utility Projects as discussed in Note 2. Property, Plant and Equipment in the 2012 Form 10-K.

PART II.    OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
EME Chapter 11 Bankruptcy Filing
On December 17, 2012, EME and certain of its wholly-owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. For more information, see "Management Overview—EME Chapter 11 Bankruptcy Filing" in the MD&A and "Notes to Consolidated Financial Statements—Note 16. Discontinued Operations."
Catalina South Coast Air Quality Management District Environmental Proceeding
In March 2013, the South Coast Air Quality Management District ("SCAQMD") issued a Notice of Violation ("NOV") alleging that SCE was operating Unit 15, SCE's primary diesel generation unit on Catalina Island, in violation of its air permit because Unit 15 was utilizing a CO catalyst not described in the permit. SCE believes that prior permits issued by the SCAQMD made clear that the use of CO catalysts was permitted and is continuing internally to determine the cause of the permitting discrepancies. Discussions with the SCAQMD regarding penalties are ongoing but specific fines or penalties have not yet been proposed by the SCAQMD.
ITEM 2.    UNREGISTRED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by Edison International and Affiliated Purchasers
The following table contains information about all purchases of Edison International Common Stock made by or on behalf of Edison International in the second quarter of 2013.

Period	(a) Total Number of Shares (or Units) Purchased[1]	(b) Average Price Paid per Share (or Unit)[1]	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2013 to April 30, 2013	626,447	$51.83	—	—
May 1, 2013 to May 31, 2013	471,051	51.88	—	—
June 1, 2013 to June 30, 2013	308,333	46.57	—	—
Total	1,405,831	50.69	—	—

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

ITEM 6.    EXHIBITS

Exhibit Number	Description

10.1	Edison International and Southern California Edison Company Director Compensation Schedule, as adopted June 20, 2013

10.2
Amendment to Credit Agreement dated July 18, 2013 among Edison International and the Lenders named therein (File 1-9936, filed as Exhibit 10.1 to Edison International's Form 8-K dated July 18, 2013 and filed July 19, 2013)*

10.3
Amendment to Credit Agreement dated July 18, 2013 among Southern California Edison Company and the Lenders named therein (File 1-2313, filed as Exhibit 10.2 to Southern California Edison Company's Form 8-K dated July 18, 2013 and filed July 19, 2013)*

10.4	Notice of Termination of Transaction Support Agreement, dated July 25, 2013 (File 1-9936, filed as Exhibit 2.1 to Edison International's Form 8-K dated July 25, 2013 and filed July 25, 2013)*

31.1	Certifications of the Chief Executive Officer and Chief Financial Officer of Edison International pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certifications of the Chief Executive Officer and Chief Financial Officer of Southern California Edison Company pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer of Edison International required by Section 906 of the Sarbanes-Oxley Act

32.2	Certifications of the Chief Executive Officer and the Chief Financial Officer of Southern California Edison Company required by Section 906 of the Sarbanes-Oxley Act

101.1
Financial statements from the quarterly report on Form 10-Q of Edison International for the quarter ended June 30, 2013, filed on August 1, 2013, formatted in XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements

101.2
Financial statements from the quarterly report on Form 10-Q of Southern California Edison Company for the quarter ended June 30, 2013, filed on August 1, 2013, formatted in XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements

________________________________________
*    Incorporated by reference pursuant to Rule 12b-32.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

	EDISON INTERNATIONAL		SOUTHERN CALIFORNIA EDISON COMPANY

By:	/s/ Mark C. Clarke	By:	/s/ Mark C. Clarke

	Mark C. Clarke Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)		Mark C. Clarke Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)

Date:	August 1, 2013	Date:	August 1, 2013