Form 10-K
period 2013-12-31
EDISON INTERNATIONAL; SOUTHERN CALIFORNIA EDISON CO
filed 2014-02-25
CIK 827052, 92103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number	Exact Name of Registrant as specified in its charter	State or Other Jurisdiction of Incorporation or Organization	IRS Employer Identification Number
1-9936	EDISON INTERNATIONAL	California	95-4137452
1-2313	SOUTHERN CALIFORNIA EDISON COMPANY	California	95-1240335

EDISON INTERNATIONAL	SOUTHERN CALIFORNIA EDISON COMPANY
2244 Walnut Grove Avenue (P.O. Box 976) Rosemead, California 91770 (Address of principal executive offices)	2244 Walnut Grove Avenue (P.O. Box 800) Rosemead, California 91770 (Address of principal executive offices)
(626) 302-2222 (Registrant's telephone number, including area code)	(626) 302-1212 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Edison International: Common Stock, no par value	NYSE LLC
Southern California Edison Company: Cumulative Preferred Stock	NYSE MKT LLC
4.08% Series, 4.24% Series, 4.32% Series, 4.78% Series
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
Edison International        ☑        Southern California Edison Company        ☑

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
Edison International        Yes ☐ No ☑    Southern California Edison Company        Yes ☐ No ☑
Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrants as of June 30, 2013, the last business day of the most recently completed second fiscal quarter:
Edison International    Approximately $15.7 billion    Southern California Edison Company    Wholly owned by Edison International

Common Stock outstanding as of February 21, 2014:
Edison International	325,811,206 shares
Southern California Edison Company	434,888,104 shares (wholly owned by Edison International)
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents listed below have been incorporated by reference into the parts of this report so indicated.
(1) Designated portions of the Proxy Statement relating to registrants' joint 2014 Annual Meeting of Shareholders              Part III

i

This is a combined Form 10-K separately filed by Edison International and Southern California Edison Company. Information contained herein relating to an individual company is filed by such company on its own behalf. Each company makes representations only as to itself and makes no other representation whatsoever as to any other company.

GLOSSARY
The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2013 Form 10-K	Edison International's Annual Report on Form 10-K for the year-ended December 31, 2013
2010 Tax Relief Act	Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010
Amended Plan of Reorganization	EME Chapter 11 Bankruptcy Plan of Reorganization as amended to incorporate the terms of the Settlement Agreement, dated February 19, 2014
APS	Arizona Public Service Company, operator of Four Corners
ARO(s)	asset retirement obligation(s)
Bankruptcy Code	Chapter 11 of the United States Bankruptcy Code
Bankruptcy Court	United States Bankruptcy Court for the Northern District of Illinois, Eastern Division
Bcf	billion cubic feet
CAA	Clean Air Act
CAISO	California Independent System Operator
CARB	California Air Resources Board
CDWR	California Department of Water Resources
CEC	California Energy Commission
Competitive Businesses	competitive businesses related to the generation, delivery and use of electricity
CPUC	California Public Utilities Commission
CRRs	congestion revenue rights
DOE	U.S. Department of Energy
EME	Edison Mission Energy
EMG	Edison Mission Group Inc., a wholly owned subsidiary of Edison International and the parent company of EME and Edison Capital
EPS	earnings per share
ERRA	energy resource recovery account
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Four Corners	coal fueled electric generating facility located in Farmington, New Mexico in which SCE held a 48% ownership interest
GAAP	generally accepted accounting principles
GHG	greenhouse gas
GRC	general rate case
GWh	gigawatt-hours
IRS	Internal Revenue Service
ISO	Independent System Operator
kWh(s)	kilowatt-hour(s)
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations in this report
MHI	Mitsubishi Heavy Industries, Inc.
Moody's	Moody's Investors Service
MW	megawatts
MWh	megawatt-hours
NAAQS	national ambient air quality standards
NEIL	Nuclear Electric Insurance Limited
NERC	North American Electric Reliability Corporation
Ninth Circuit	U.S. Court of Appeals for the Ninth Circuit
NRC	Nuclear Regulatory Commission
NSR	New Source Review
OII	Order Instituting Investigation

v

Palo Verde	large pressurized water nuclear electric generating facility located near Phoenix, Arizona in which SCE holds a 15.8% ownership interest
PBOP(s)	postretirement benefits other than pension(s)
Petition Date	December 17, 2012 (date on which EME and certain wholly-owned subsidiaries filed for protection under Chapter 11 of the Bankruptcy Code)
PG&E	Pacific Gas & Electric Company
PSD	Prevention of Significant Deterioration
QF(s)	qualifying facility(ies)
ROE	return on common equity
S&P	Standard & Poor's Ratings Services
San Onofre	retired nuclear generating facility located in south San Clemente, California in which SCE holds a 78.21% ownership interest
SCE	Southern California Edison Company
SCR	selective catalytic reduction equipment
SDG&E	San Diego Gas & Electric
SEC	U.S. Securities and Exchange Commission
SED	Safety and Enforcement Division of the CPUC, formerly known as the Consumer Protection and Safety Division or CPSD
Settlement Agreement	Settlement Agreement by and among Edison Mission Energy, Edison International and the Consenting Noteholders identified therein, dated February 18, 2014
US EPA	U.S. Environmental Protection Agency
VIE(s)	variable interest entity(ies)

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect Edison International's and SCE's current expectations and projections about future events based on Edison International's knowledge of present facts and circumstances and assumptions about future events and include any statement that does not directly relate to a historical or current fact. Other information distributed by Edison International and SCE that is incorporated in this report, or that refers to or incorporates this report, may also contain forward-looking statements. In this report and elsewhere, the words "expects," "believes," "anticipates," "estimates," "projects," "intends," "plans," "probable," "may," "will," "could," "would," "should," and variations of such words and similar expressions, or discussions of strategy or of plans, are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of the risks, uncertainties and other important factors that could cause results to differ from those currently expected, or that otherwise could impact Edison International and SCE, include, but are not limited to:

•
ability of SCE to recover its costs in a timely manner from its customers through regulated rates, including regulatory assets related to San Onofre and under-collection of fuel and purchased power costs;

•	decisions and other actions by the CPUC, the FERC, the NRC and other regulatory authorities and delays in regulatory actions;

•	ability of Edison International or its subsidiaries to borrow funds and access the capital markets on reasonable terms;

•	possible customer bypass or departure due to technological advancements or cumulative rate impacts that make self-generation or use of alternative energy sources economically viable;

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

•
risks associated with the operation of transmission and distribution assets and power generating facilities including: public safety issues, failure, availability, efficiency, and output of equipment and availability and cost of spare parts;

•	risks associated with the retirement and decommissioning of nuclear generating facilities;

•	physical security of SCE's critical assets and personnel and the cyber security of SCE's critical information technology systems for grid control, and business and customer data;

•
cost and availability of electricity, including the ability to procure sufficient resources to meet expected customer needs to replace power and voltage support that was previously provided by San Onofre or in the event of power plant outages or significant counterparty defaults under power-purchase agreements;

•
environmental laws and regulations, at both the state and federal levels, or changes in the application of those laws, that could require additional expenditures or otherwise affect the cost and manner of doing business;

•	risk that the costs incurred in connection with San Onofre may not be recoverable from SCE's supplier or insurance coverage;

•	approval of the Amended Plan of Reorganization, including the Settlement Agreement, in connection with the EME bankruptcy and proceedings related to it;

•	changes in the fair value of investments and other assets;

•	changes in interest rates and rates of inflation, including escalation rates, which may be adjusted by public utility regulators;

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

•	effects of legal proceedings, changes in or interpretations of tax laws, rates or policies;

•	potential for penalties or disallowances caused by non-compliance with applicable laws and regulations;

•	cost and availability of fuel for generating facilities and related transportation to the extent not recovered through regulated rate cost escalation provisions or balancing accounts;

•	extent of technological change in the generation, storage, transmission, distribution and use of electricity;

•	cost and availability of emission credits or allowances for emission credits;

•	risk that competing transmission systems will be built by merchant transmission providers in SCE's service area; and

•	weather conditions and natural disasters.
See "Risk Factors" in Part I, Item 1A of this report for additional information on risks and uncertainties that could cause results to differ from those currently expected or that otherwise could impact Edison International, SCE or their subsidiaries.
Additional information about risks and uncertainties, including more detail about the factors described in this report, is contained throughout this report. Readers are urged to read this entire report, including the information incorporated by reference, and carefully consider the risks, uncertainties and other factors that affect Edison International's and SCE's businesses. Forward-looking statements speak only as of the date they are made and neither Edison International nor SCE are obligated to publicly update or revise forward-looking statements. Readers should review future reports filed by Edison International and SCE with the SEC.
Except when otherwise stated, references to each of Edison International, SCE, EMG, EME or Edison Capital mean each such company with its subsidiaries on a consolidated basis. References to "Edison International Parent and Other" mean Edison International Parent and its consolidated non-utility subsidiaries.

PART I
ITEM 1.    BUSINESS
CORPORATE STRUCTURE, INDUSTRY AND OTHER INFORMATION
Edison International was incorporated on April 20, 1987, under the laws of the State of California for the purpose of becoming the parent holding company of SCE, a California public utility corporation, and subsidiaries that are competitive businesses primarily related to the generation, delivery or use of electricity (the "Competitive Businesses"). As a holding company, Edison International's progress and outlook are dependent on developments at its operating subsidiaries.
The principal executive offices of Edison International and SCE are located at 2244 Walnut Grove Avenue, P.O. Box 976, Rosemead, California 91770, and the telephone numbers are (626) 302-2222 for Edison International and (626) 302-1212 for SCE.
This is a combined Annual Report on Form 10-K for Edison International and SCE. Edison International and SCE make available at www.edisoninvestor.com: Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act, as soon as reasonably practicable after Edison International and SCE electronically file such material with, or furnishes it to, the SEC. Such reports are also available on the SEC's internet website at www.sec.gov. The information contained on, or connected to, the Edison investor website is not incorporated by reference into this report.
Subsidiaries of Edison International
SCE is an investor-owned public utility primarily engaged in the business of supplying and delivering electricity to an approximately 50,000 square-mile area of southern California. The SCE service area contains a population of nearly 14 million people and SCE serves the population through approximately 5 million customer accounts. In 2013, SCE's total operating revenue of $12.6 billion was derived as follows: 41.6% commercial customers, 40.2% residential customers, 7% agricultural and other customers, 5.5% industrial customers, 5.1% public authorities, and 0.6% resale sales. Sources of energy to serve SCE's customers during 2013 were approximately: 79% purchased power and 21% SCE-owned generation.
Prior to December 17, 2012, Edison International had a competitive power generation segment, the majority of which consisted of its indirectly, wholly-owned subsidiary, EME. EME is a holding company with subsidiaries and affiliates engaged in the business of developing, acquiring, owning or leasing, operating and selling energy and capacity from independent power production facilities. On December 17, 2012 (the "Petition Date"), EME and certain of its wholly-owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. As a result of the bankruptcy filing and beginning on the Petition Date, Edison International determined that it no longer retained significant influence over EME and accordingly, EME's results of operations have not been consolidated with those of Edison International. Additionally, EME's results of operations prior to December 17, 2012 and for prior periods, are reflected as discontinued operations in the consolidated financial statements. For further information regarding the EME bankruptcy, see "Management Overview—EME Chapter 11 Bankruptcy Filing" in the MD&A and "Item 8. Notes to Consolidated Financial Statements—Note 16. Discontinued Operations."
Edison Capital holds energy and infrastructure investments in the form of leveraged leases and partnership interests in affordable housing projects in the United States.
Edison International also has several subsidiaries that have been formed to hold equity interests and engage in businesses in emerging sectors of the electricity industry. To date, the holdings of these subsidiaries are not material for financial reporting purposes. In August 2013, Edison International acquired SoCore Energy, LLC, a distributed solar developer focused on commercial rooftop installations.

Electric Power Industry Trends
Multiple factors are converging to put the electric power industry on the cusp of significant change. These factors include:

•	leveling of demand due to decelerating population growth, demand side management of energy and an increase in distributed- or self-generation;

•	prioritization by public policymakers of initiatives to reduce carbon emissions and advance competition;

•	increased need for infrastructure replacement and development to accommodate new technologies; and

•	technological and financing innovation that facilitates conservation and self-generation and changes in electricity generation, transmission and distribution.
Edison International has been addressing these changes by focusing SCE on investing in and strengthening its electric grid and driving operational and service excellence to improve system safety, reliability and service while controlling costs and rates. Simultaneously, Edison International is investing in Competitive Businesses to meet the electricity needs of commercial and industrial customers both inside and beyond SCE's service area. Edison International continues to see merit in the ownership and operation of Competitive Businesses as a matter of corporate strategy and is exploring business ventures in a number of areas related to the provision of electric power and infrastructure, including distributed generation, electrification of transportation, water purification, and power management services to the commercial and industrial sector.
Regulation of Edison International as a Holding Company
Edison International and its subsidiaries are subject to extensive regulation. As a public utility holding company, Edison International is subject to the Public Utility Holding Company Act. The Public Utility Holding Company Act primarily obligates Edison International and its utility subsidiaries to provide access to their books and records to the FERC and the CPUC for ratemaking purposes.
Edison International is not a public utility and its capital structure is not regulated by the CPUC. The 1988 CPUC decision authorizing SCE to reorganize into a holding company structure, however, imposed certain obligations on Edison International and its affiliates. These obligations include a requirement that SCE's dividend policy shall continue to be established by SCE's Board of Directors as though SCE were a stand-alone utility company, and that the capital requirements of SCE, as deemed to be necessary to meet SCE's service obligations, shall receive first priority from the Boards of Directors of Edison International and SCE. The CPUC has also promulgated Affiliate Transaction Rules, which, among other requirements, prohibit holding companies from (1) being used as a conduit to provide non-public information to a utility's affiliate and (2) causing or abetting a utility's violation of the rules, including providing preferential treatment to affiliates.
Employees
At December 31, 2013, Edison International and its consolidated subsidiaries had an aggregate of 13,677 full-time employees, 13,599 of which were full-time employees at SCE.
Approximately 4,000 of SCE's full-time employees are covered by collective bargaining agreements with one labor union; the International Brotherhood of Electrical Workers, Local 47, AFL-CIO ("IBEW"). The IBEW collective bargaining agreements expire on December 31, 2014.
Insurance
Edison International maintains a property and casualty insurance program for itself and its subsidiaries and excess liability insurance covering liabilities to third parties for bodily injury or property damage resulting from operations. These policies are subject to specific retentions, sub-limits and deductibles, which are comparable to those carried by other utility companies of similar size. SCE also has separate insurance programs for nuclear property and liability, workers compensation and solar rooftop construction. For further information on nuclear and wildfire insurance, see "Item 8. Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies."

SOUTHERN CALIFORNIA EDISON COMPANY
Regulation
CPUC
The CPUC has the authority to regulate, among other things, retail rates, energy purchases on behalf of retail customers, SCE capital structure, rate of return, issuance of securities, disposition of utility assets and facilities, oversight of nuclear decommissioning funding and costs, and aspects of the transmission system planning, site identification and construction.
FERC
The FERC has the authority to regulate wholesale rates as well as other matters, including unbundled transmission service pricing, rate of return, accounting practices, and licensing of hydroelectric projects. The FERC also has jurisdiction over a portion of the retail rates and associated rate design.
NERC
The FERC assigned administrative responsibility to the NERC to establish and enforce reliability standards and critical infrastructure protection standards, which protect the bulk power system against potential disruptions from cyber and physical security breaches. The critical infrastructure protection standards focus on controlling access to critical physical and cyber security assets, including supervisory control and data acquisition systems for the electric grid. Compliance with these standards is mandatory. The maximum penalty that may be levied for violating a NERC reliability or critical infrastructure protection standard is $1 million per violation, per day.
SCE has a formal cyber security program that covers SCE's information technology systems as well as customer data. Program staff is engaged with industry groups as well as public-private initiatives to reduce risk and to strengthen the security and reliability of SCE's systems and infrastructure. The program is also engaged in the protection of SCE's customer information.
Transmission and Substation Facilities Regulation
The construction, planning and project site identification of SCE's transmission lines and substation facilities require the approval of many governmental agencies and compliance with various laws. These agencies include utility regulatory commissions such as the FERC, the CPUC and other state regulatory agencies depending on the project location; the CAISO, and other environmental, land management and resource agencies such as the Bureau of Land Management, the U.S. Forest Service, and the California Department of Fish and Game; and regional water quality control boards. In addition, to the extent that SCE transmission line projects pass through lands owned or controlled by Native American tribes, consent and approval from the affected tribes and the Bureau of Indian Affairs are also necessary for the project to proceed.
CEC
The construction, planning, and project site identification of SCE's power plants (excluding solar and hydro plants) of 50 MW or greater within California are subject to the jurisdiction of the CEC. The CEC is also responsible for forecasting future energy needs. These forecasts are used by the CPUC in determining the adequacy of SCE's electricity procurement plans.
Nuclear Power Plant Regulation
The NRC has jurisdiction with respect to the safety of the San Onofre and Palo Verde Nuclear Generating Stations. The NRC regulates commercial nuclear power plants through licensing, oversight and inspection, performance assessment, and enforcement of its requirements. In June 2013, SCE decided to permanently retire and decommission San Onofre. For further information, see "Management Overview—Permanent Retirement of San Onofre " in the MD&A.
Overview of Ratemaking Process
CPUC
Revenue authorized by the CPUC through triennial GRC proceedings is intended to provide SCE a reasonable opportunity to recover its costs and earn a return on its net investments in generation and distribution assets and general plant (also referred to as “rate base”) on a forecast basis. The CPUC sets an annual revenue requirement for the base year which is made up of the operation and maintenance costs, depreciation, taxes and a return consistent with the authorized cost of capital (discussed below). The return is established by multiplying an authorized rate of return, determined in separate cost of capital proceedings, by SCE's authorized CPUC rate base. In the GRC proceedings, the CPUC also generally approves the level of capital spending on a forecast basis. Following the base year, the revenue requirements for the remaining two years are set by a methodology established in the GRC proceeding, which generally, among other items, includes annual allowances for escalation in operation and maintenance costs and additional changes in capital-related investments.
SCE's 2012 GRC authorized revenue requirements for 2012, 2013, and 2014 of $5.7 billion, $5.8 billion, and $6.2 billion, respectively. In November 2013, SCE filed its 2015 GRC application that requested a 2015 base rate revenue requirement of $6.4 billion. For further discussion of the 2015 GRC, see “Management Overview—2015 General Rate Case” in the MD&A.
CPUC rates decouple authorized revenue from the volume of electricity sales so that SCE receives revenue equal to amounts authorized. Differences between amounts collected and authorized levels are either collected from or refunded to customers, and, therefore, such differences do not impact operating revenue. Accordingly, SCE is neither benefited nor burdened by the volumetric risk related to retail electricity sales.
The CPUC regulates SCE's cost of capital, including its capital structure and authorized rates of return. SCE's authorized capital structure is 43% long-term debt, 9% preferred equity and 48% common equity. SCE's authorized cost of capital, effective January 1, 2013, consists of: cost of long-term debt of 5.49%, cost of preferred equity of 5.79% and return on common equity of 10.45%. In 2013, the CPUC authorized SCE's cost of capital adjustment mechanism to continue for 2014 and 2015. The mechanism provides for an automatic adjustment to SCE's authorized cost of capital if the utility bond index changes beyond certain thresholds on an annual basis. The index changes did not exceed the threshold in September 2013 so the return on common equity will remain at 10.45% for 2014. SCE will reevaluate the cost of capital for 2015 in September 2014 and the capital adjustment mechanism will set SCE's 2015 cost of capital.
Balancing accounts (also referred to as cost-recovery mechanisms) are typically used to track and recover SCE's costs of fuel, purchased-power, and certain operation and maintenance expenses, including energy efficiency and demand-side management program costs. SCE earns no return on these activities and although differences between forecasted and actual costs do not impact earnings, such differences do impact cash flows and can change rapidly.
SCE's balancing account for fuel and power procurement-related costs is referred to as the ERRA balancing account. SCE sets rates based on an annual forecast of the costs that it expects to incur during the subsequent year. In addition, the CPUC has established a "trigger" mechanism for the ERRA balancing account that allows for a rate adjustment if the balancing account over- or under-collection exceeds 5% of SCE's prior year's revenue that is classified as generation for retail rates. For 2014, the trigger amount is approximately $289 million. At December 31, 2013, SCE's undercollection in the ERRA balancing account was approximately $1 billion, due to delays in regulatory decisions and the deferral of San Onofre costs to the OII proceeding. For further information on the status of the ERRA undercollection, see "Management Overview—ERRA Balancing Account" in the MD&A.
The majority of procurement-related costs eligible for recovery through cost-recovery rates are pre-approved by the CPUC through specific decisions and a procurement plan with predefined standards that establish the eligibility for cost recovery. If such costs are subsequently found to be non-compliant with this procurement plan, then this could negatively impact SCE's earnings and cash flows. In addition, the CPUC retrospectively reviews outages associated with utility-owned generation and SCE's power procurement contract administration activities through the annual ERRA review proceeding. If SCE is found to be unreasonable or imprudent with respect to its utility-owned generation outages and contract administration activities, then this could negatively impact SCE's earnings and cash flows.
FERC
Revenue authorized by the FERC is intended to provide SCE with recovery of its prudently-incurred transmission costs, including a return on its net investment in transmission assets (also referred to as "rate base"). In November 2013, the FERC approved SCE's settlement to implement a formula rate effective January 1, 2012 to determine SCE's FERC transmission revenue requirement, including its construction work in progress ("CWIP") revenue requirement that was previously recovered through a separate mechanism. Under operation of the formula rate, transmission revenue will be updated to actual cost of service annually. The transmission revenue requirement and rates are updated each December, to reflect a forecast of costs for the upcoming rate period, as well as a true up of the transmission revenue to actual costs incurred by SCE in the prior calendar year on its formula rate. The FERC weighted average ROE, including project and other incentives, is 10.45% and will remain in effect until at least June 30, 2015, when the moratorium, provided for in the settlement, on modifications to the formula rate tariff ends. For further information on the current FERC formula rates, related transmission revenue requirements and rate changes, see “Liquidity and Capital Resources—SCE—Regulatory Proceedings—FERC Formula Rates” in the MD&A.

Retail Rates Structure
To develop retail rates, the authorized revenue requirements are allocated among all customer classes (residential, commercial, industrial, agricultural and street lighting) on a functional basis (i.e., generation, distribution, transmission, etc.). Specific rate components are designed to recover the authorized revenue allocated to each customer class.
SCE has a four-tier residential rate structure. Each tier represents a certain electricity usage level and within each increasing usage level, the electricity is priced at a higher rate per kilowatt hour. The first tier is a baseline tier and has the lowest rate per kilowatt hour. "Baseline" refers to a specific amount of energy allocated for residential customers that is charged at a lower price than energy used in excess of that amount. Baseline allowances are determined by SCE for approval by the CPUC using average residential electricity consumption for nine geographical regions in southern and central California.
The intent of the baseline allowance and the tiered structure is to provide a portion of reasonable energy needs (baseline usage) of residential customers at the lowest rate, and to encourage conservation of energy by increasing the rate charged as energy usage increases. Although, for more than a decade, statutory restrictions on increasing Tier 1 and 2 rates resulted in shifting much of the cost of residential rate increases to the higher tier/usage customers, the California legislature passed a law ("AB 327") in October 2013 that lifts the restrictions on Tier 1 and 2 rates. The law also returns to the CPUC the authority to authorize an increase in residential customer charges (beginning in January 2015 at the earliest, which can aid in recovering more of SCE’s fixed costs of serving residential customers. In connection with an open rulemaking proceeding at the CPUC, SCE has proposed to reduce the rate ratio between the four tiers so that more revenues are collected from Tier 1 and 2 customers, which will relieve the pressure on upper-tier rates, and a decision is expected on this proposal by summer 2014. SCE also expects to include a proposal for an increased customer charge in a subsequent phase of the rulemaking.
Energy Efficiency Incentive Mechanism
In December 2012, the CPUC adopted an energy efficiency incentive mechanism for the 2010 – 2012 energy efficiency program performance period. The mechanism uses an incentive calculation that is based on actual energy efficiency expenditures. The December 2012 CPUC decision provided shareholder earnings for the 2010 program performance period and allows SCE the opportunity to claim future shareholder earnings in both 2013 and 2014 associated with SCE's 2011 and 2012 program performance periods using this incentive calculation. In September 2013, the CPUC adopted a new energy efficiency incentive mechanism called the Energy Savings and Performance Incentive Mechanism ("ESPI"). The ESPI will apply starting with the 2013 – 2014 energy efficiency program cycle and continue for subsequent cycles, until further notice. The ESPI is comprised of performance/savings rewards and management fees based on actual energy efficiency expenditures and does not contain any provisions for penalties. The proposed ESPI schedule for earning claims anticipates payments of the incentive rewards occurring between one and two years after the relevant program year. For further discussion of SCE's energy efficiency incentive awards, see "Liquidity and Capital Resources—SCE—Regulatory Proceedings—Energy Efficiency Incentive Mechanism" in the MD&A.
Purchased Power and Fuel Supply
SCE obtains power needed to serve its customers primarily from purchases from qualifying facilities, independent power producers, the CAISO, and other utilities as well as from its generating facilities.
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
Nuclear Fuel Supply
SCE had various nuclear fuel supply commitments for San Onofre Units 2 and 3. As a result of the decision to permanently retire San Onofre Units 2 and 3, SCE has submitted fuel contract delivery cancellation notices for these contractual arrangements. For more information, see "Management Overview—Permanent Retirement of San Onofre" in the MD&A and "Item 8. Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Other Contingencies."

For Palo Verde, contractual arrangements are in place covering 100% of the projected nuclear fuel requirements through the years indicated below.

Uranium concentrates	2016
Conversion	2016
Enrichment	2020
Fabrication	2016
CAISO Wholesale Energy Market
In California and other states, there are wholesale energy markets through which competing electricity generators offer their electricity output to market participants, including electricity retailers. Each state's wholesale electricity market is generally operated by its state ISO or a regional RTO. California's wholesale electricity market is operated by the CAISO. The CAISO schedules power in hourly increments with hourly prices through a real-time and day-ahead market that combines energy, ancillary services, unit commitment and congestion management. SCE participates in the day-ahead and real-time markets for the sale of its generation and purchases for its load requirements.
The CAISO uses a nodal locational pricing model, which sets wholesale electricity prices at system points ("nodes") that reflect local generation and delivery costs. Generally, SCE schedules its electricity generation to serve its load but when it has excess generation or the market price of power is more economic than its own generation, SCE may sell power from utility-owned generation assets and existing power procurement contracts into, or buy generation and/or ancillary services to meet its load requirements from, the day-ahead market. SCE will offer to buy its generation at nodes near the source of the generation, but will take delivery at nodes throughout SCE's service area. Congestion may occur when available energy cannot be delivered due to transmission constraints, which results in transmission congestion charges and differences in prices at various nodes. The CAISO also offers congestion revenue rights or CRRs, a commodity that entitles the holder to receive (or pay) the value of transmission congestion between specific nodes, acting as an economic hedge against transmission congestion charges.
Competition
SCE faces retail competition in the sale of electricity to the extent that federal and California laws permit other entities to provide electricity and related services to customers within SCE's service area. While California law provides only limited opportunities for customers in SCE's service area to choose to purchase power directly from an energy service provider other than SCE, a California statute was adopted in 2009 that permits a limited, phased-in expansion of customer choice (direct access) for nonresidential customers. SCE also faces competition from cities and municipal districts that create municipal utilities or community choice aggregators. Competition between SCE and other electricity providers is conducted mainly on the basis of price.
SCE also faces increased competition from distributed power generation alternatives, such as roof-top solar facilities, becoming available to its customers as a result of technological developments, federal and state subsidies, and declining costs of such alternatives.
Distributed power generation’s competitiveness has been fostered by legislation passed in 1995, when distributed power generation systems were first introduced to the marketplace. The legislation was meant to encourage private investment in renewable energy resources by both residential and non-residential customers and required SCE to offer a net energy metering ("NEM") billing option to customers who install eligible distributed power generation systems to supply all or part of their energy needs. SCE is required to offer the NEM option until the total generating capacity used by NEM customers exceeds 10% of SCE’s aggregate customer peak demand (the "NEM Cap").
NEM customers are interconnected to SCE’s grid and credited for the net difference between the electricity SCE supplied to them through the grid and the electricity the customer exported to SCE over a twelve month period. SCE is required to credit the NEM customer for the power they sell back to SCE at the full retail rate. Through the credit they receive, NEM customers effectively avoid paying costs for the grid, which include all of the fixed costs of the poles, wires, meters, advanced technologies, and other infrastructure that makes the grid safe, reliable, and able to accommodate solar panels or other distributed generation systems. In addition, NEM customers are exempted from standby and departing load charges and interconnection-related costs.

AB 327 directs the CPUC to address this subsidization through: rate reform, which includes the imposition of fixed charges on both NEM and non-NEM customers; the development of a new standard billing contract for customers who install distributed generation systems after July 2017 or the attainment of the NEM Cap; and a transition period over which customers who received NEM billing prior to new standard billing contract period will transition to the new contract. The new standard billing contract will be based on the actual costs and benefits of distributed power generation.
The effect of these types of competition on SCE generally is to reduce the number of customers purchasing power from SCE in the case of alternative electricity provider and to level the demand for power from SCE in the case of customers who self-generate. However customers who use alternative electricity providers, typically continue to utilize and pay for SCE's transmission and distribution services. See "Item 1A. Risk Factors—Risks Relating to Southern California Edison Company—Regulatory Risks."
In the area of transmission infrastructure, SCE may experience increased competition from merchant transmission providers. The FERC has made changes to its transmission planning requirements with the goal of opening transmission development to competition from independent developers. In July 2011, the FERC adopted new rules that remove incumbent public utility transmission owners' federally-based right of first refusal to construct certain new transmission facilities. The rules direct regional entities, such as ISOs, to create new processes that would allow other providers to develop certain types of new transmission projects. The CAISO filed its processes, as required by the rule, with the FERC in October 2012. The FERC has not yet approved all of these processes. The majority of SCE's 2013 – 2014 transmission capital forecast relates to transmission projects that have been approved by the CAISO and barring a re-evaluation under the new rules, will not be subject to the new processes. The impact of the new rules on future transmission projects will depend on the processes ultimately implemented by regional entities.
Properties
SCE supplies electricity to its customers through extensive transmission and distribution networks. Its transmission facilities, which include sub-transmission facilities and are located primarily in California but also in Nevada and Arizona, deliver power from generating sources to the distribution network and consist of lines ranging from 33 kV to 500 kV and substations. SCE's distribution system, which takes power from substations to customers, includes over 53,000 line miles of overhead lines, 37,000 line miles of underground lines and approximately 800 distribution substations, all of which are located in California. SCE owns the generating facilities listed in the following table:

Generating Facility	Location (in CA, unless otherwise noted)	Fuel Type	Operator	SCE's Ownership Interest (%)	Net Physical Capacity (in MW)	SCE's Capacity pro rata share (in MW)
Hydroelectric Plants (36)	Various	Hydroelectric	SCE	100%	1,176	1,176
Pebbly Beach Generating Station	Catalina Island	Diesel	SCE	100%	9	9
Mountainview Units 3 and 4	Redlands	Natural Gas	SCE	100%	1,050	1,050
Peaker Plants (5)	Various	Gas fueled, Combustion Turbine	SCE	100%	245	245
Palo Verde Nuclear Generating Station	Phoenix, AZ	Nuclear	APS	15.8%	3,739	591
Solar PV Plants (25)	Various	Photovoltaic	SCE	100%	91	91
Total					6,310	3,162
In June 2013, SCE decided to permanently retire the remaining Units at San Onofre. For more information, see "Management Overview—Permanent Retirement of San Onofre " in the MD&A.
On December 30, 2013, SCE completed the sale of its interest in Four Corners to APS. See "Item 8. Notes to Consolidated Financial Statements—Note 2. Property, Plant and Equipment" for more information.

San Onofre and certain of SCE's substations, and portions of its transmission, distribution and communication systems are located on lands owned by the federal, state or local governments under licenses, permits, easements or leases, or on public streets or highways pursuant to franchises. Certain of the documents evidencing such rights obligate SCE, under specified circumstances and at its expense, to relocate such transmission, distribution, and communication facilities located on lands owned or controlled by federal, state, or local governments. In particular, the easement granted by the U.S. Navy for San Onofre gives the Navy the right to set site-restoration requirements, which could exceed the NRC requirements and require SCE to restore the site to its original condition.
The majority of SCE's hydroelectric plants and related reservoirs are located in whole or in part on U.S.-owned lands and are subject to FERC licenses. Slightly over half of these plants have FERC licenses that expire at various times between 2021 and 2046. SCE continuously monitors and maintains these licenses. FERC licenses impose numerous restrictions and obligations on SCE, including the right of the United States to acquire projects upon payment of specified compensation. When existing licenses expire, the FERC has the authority to issue new licenses to third parties that have filed competing license applications, but only if their license application is superior to SCE's and then only upon payment of specified compensation to SCE. New licenses issued to SCE are expected to contain more restrictions and obligations than the expired licenses because laws enacted since the existing licenses were issued require the FERC to give environmental objectives greater consideration in the licensing process. Substantially all of SCE's properties are subject to the lien of a trust indenture securing first and refunding mortgage bonds. See "Item 8. Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."
Seasonality
Due to warm weather during the summer months and SCE's rate design, operating revenue during the third quarter of each year is generally higher than the other quarters.
ENVIRONMENTAL REGULATION OF EDISON INTERNATIONAL AND SUBSIDIARIES
Legislative and regulatory activities by federal, state, and local authorities in the United States relating to energy and the environment impose numerous restrictions on the operation of existing facilities and affect the timing, cost, location, design, construction and operation of new facilities by Edison International's subsidiaries, as well as the cost of mitigating the environmental impacts of past operations. The environmental regulations and other developments discussed below may impact SCE's fossil-fuel fired power plants and fossil-fuel power plants owned by others that SCE purchases power from, and accordingly, the discussion in this section focuses mainly on regulations applicable to California. For more information on environmental risks, see "Item 1A. Risk Factors—Risks Relating to Southern California Edison Company—Environmental Risks."
Edison International and SCE continue to monitor legislative and regulatory developments and to evaluate possible strategies for compliance with environmental regulations. Additional information about environmental matters affecting Edison International and its subsidiaries, including projected environmental capital expenditures, is included in the MD&A under the heading "Liquidity and Capital Resources—SCE—Capital Investment Plan" and in "Item 8. Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Environmental Remediation."
Air Quality
The CAA, which regulates air pollutants from mobile and stationary sources, has a significant impact on the operation of fossil fuel plants. The CAA requires the US EPA to establish concentration levels in the ambient air for six criteria pollutants to protect public health and welfare. These concentration levels are known as NAAQS. The six criteria pollutants are carbon monoxide, lead, nitrogen dioxide, ozone, particulate matter, and SO2.
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
National Ambient Air Quality Standards
In 2010, the US EPA proposed a revision to the primary and secondary NAAQS for 8-hour ozone that it had finalized in 2008. The 8-hour ozone standard established in 2008 was 0.075 parts per million but the implementation process must be completed before the 0.075 parts-per-million standard can be enforced. The US EPA issued initial area designations of attainment, nonattainment, and unclassifiable areas across the nation in 2012. Areas in SCE's service area were classified in various degrees of nonattainment, including the greater Los Angeles area (known as the South Coast Air Basin), which was designated as extreme nonattainment; Kern County (marginal nonattainment); Riverside County (severe nonattainment); Ventura County (serious nonattainment); and the San Joaquin Valley (extreme nonattainment). California is in the process of developing air quality management plans and updating its state implementation plan to outline how compliance with the 2008 NAAQS will be achieved. The implementation plans may call for more stringent restrictions on air emissions, which could further increase the difficulty of siting new natural gas fired generation in Southern California.
Water Quality
Clean Water Act
Regulations under the federal Clean Water Act dictate permitting and mitigation requirements for many of SCE's construction projects, and govern critical parameters at generating facilities, such as the temperature of effluent discharges and the location, design, and construction of cooling water intake structures at generating facilities. Federal standards intended to protect aquatic organisms by reducing capture in the screens attached to cooling water intake structures (impingement) at generating facilities and the water volume brought into the facilities (entrainment) are expected to be finalized in the first quarter of 2014. Due to the decision to permanently retire San Onofre Units 2 and 3, SCE will seek relief from the federal standards in order to avoid material capital expenditures at San Onofre.
California Restriction on the Use of Ocean-Based Once-Through Cooling
California has a US EPA-approved program to issue individual or group permits for the regulation of Clean Water Act discharges. California also regulates certain discharges not regulated by the US EPA. In 2010, the California State Water Resources Control Board ("SWRCB") issued a final policy, which established significant restrictions on the use of ocean water by existing once-through cooled power plants along the California coast. The final policy required an independent engineering study to be completed prior to the fourth quarter of 2013 regarding the feasibility of compliance by California's two coastal nuclear power plants. SCE received a suspension of the requirement to perform the study pending the submittal of additional information to the SWRCB regarding the continued use of ocean water at San Onofre during decommissioning. In November 2013, SCE submitted this additional information to the SWRCB and is awaiting a decision on its request to be exempted from the requirements of the policy. If the SWRCB grants the exemption, further compliance-related capital expenditures at San Onofre will likely not be required.
Greenhouse Gas Regulation
There have been a number of federal and state legislative and regulatory initiatives to reduce GHG emissions. Any climate change regulation or other legal obligation that would require substantial reductions in GHG emissions or that would impose additional costs or charges for the emission of GHGs could significantly increase the cost of generating electricity from fossil fuels, as well as the cost of purchased power.
Federal Legislative/Regulatory Developments
In 2010, the US EPA issued the Prevention of Significant Deterioration ("PSD") and Title V Greenhouse Gas Tailoring Rule, known as the "GHG tailoring rule." This regulation generally subjects newly constructed sources of GHG emissions and newly modified existing major sources to the PSD air permitting program beginning in January 2011 (and later, to the Title V permitting program under the CAA); however, the GHG tailoring rule significantly increases the emissions thresholds that apply before facilities are subjected to these programs. The emissions thresholds for CO2 equivalents in the final rule vary from 75,000 tons per year to 100,000 tons per year, depending on the date and whether the sources are new or modified. In September 2013, the US EPA announced proposed carbon dioxide emissions limits for new power plants. President Obama has directed the US EPA to develop greenhouse gas emissions performance standards for existing plants by June 2015. Regulation of GHG emissions pursuant to the PSD program could affect efforts to modify SCE's facilities in the future, and could subject new capital projects to additional permitting or emissions control requirements that could delay such projects.
Since 2010, the US EPA's Final Mandatory GHG Reporting Rule has required all sources within specified categories, including electric generation facilities, to monitor emissions, and to submit annual reports to the US EPA by March 31 of each year. SCE's 2013 GHG emissions from utility-owned generation were approximately 6.7 million metric tons.
Regional Initiatives and State Legislation
Regional initiatives and state legislation also require reductions of GHG emissions and it is not yet clear whether or to what extent any federal legislation would preempt them. If state and/or regional initiatives remain in effect after federal legislation is enacted, utilities and generators could be required to satisfy them in addition to the federal standards.

SCE's operations in California are subject to two laws governing GHG emissions. The first law, the California Global Warming Solutions Act of 2006 (also referred to as AB 32), establishes a comprehensive program to reduce GHG emissions. AB 32 required the California Air Resources Board ("CARB") to develop regulations, which became effective in 2012, that would reduce California's GHG emissions to 1990 levels by 2020. In December 2011, the CARB regulation was officially published establishing a California cap-and-trade program. In the California cap-and-trade program, all covered GHG emitters, including SCE, are subject to a “cap” on their emissions designed to encourage entities to reduce emissions from their operations. Covered entities must remit a compliance instrument for each ton of carbon dioxide equivalent gas emitted and can do so buying state-issued emission allowances at auction or purchasing them in the secondary allowance market. GHG emitters can also meet up to 8% of their AB 32 cap-and-trade obligations by participating in verified offset programs, such as reforestation, that have recognized effects on reducing atmospheric GHGs. The first compliance period for the cap-and-trade program covers 2013-2014 GHG emissions. The most recent auction, held on November 19, 2013, cleared at $11.48/metric ton, $0.77 above the floor price of $10.71.
CARB regulations implementing a cap-and-trade program and the cap-and-trade program itself, continue to be the subject of litigation. In 2012, environmental groups filed a case against CARB challenging the cap-and-trade program's offset provisions. SCE intervened as part of a broad business coalition to support the provisions on offset programs. The Superior Court upheld the offset provisions but the case is on appeal. The California Chamber of Commerce and a private company filed suits alleging that the auction itself violated AB 32 and the California Constitution. The Superior Court consolidated the two suits and ruled in CARB's favor in November 2013. Plaintiffs have announced their intent to appeal.
The second law, SB 1368, required the CPUC and the CEC to adopt GHG emission performance standards that apply to California investor-owned and publicly owned utilities' long-term arrangements for the purchase of electricity. The standards that have been adopted prohibit these entities, including SCE, from entering into long-term financial commitments with generators that emit more than 1,100 pounds of CO2 per MWh, which is the performance of a combined-cycle gas turbine generator.
In 2011, California enacted a law to require California retail sellers of electricity to procure 33% of their customers' electricity requirements from renewable resources, as defined in the statute. The CPUC set procurement quantity requirements applicable to SCE that incrementally increase to 33% over several periods between January 2011 and December 2020. The requirement remains at 33% of retail sales for each year thereafter. In October 2013, AB 327 was enacted to permit the CPUC to require the procurement of eligible renewable energy resources in excess of 33%; but the CPUC has not yet changed this requirement. SCE's delivery of eligible renewable resources to customers was 20% of its total energy portfolio for 2012 and is estimated to be approximately 22% of its total energy portfolio for 2013.
Litigation Developments
Litigation alleging that GHGs have caused damages for which plaintiffs seek recovery may affect SCE, whether or not it is named as a defendant. The legal developments in this area have focused on whether lawsuits seeking recovery for such alleged damages present questions capable of judicial resolution or political questions that should be resolved by the legislative or executive branches.
In 2011, the U.S. Supreme Court dismissed public nuisance claims against five power companies related to GHG emissions. In the dismissal, the Supreme Court ruled that the CAA, and the US EPA actions it authorizes, displace federal common law nuisance claims that might arise from the emission of GHGs. The Supreme Court also affirmed that at least some of the plaintiffs had standing to bring the case, but did not determine whether the CAA also preempts state law claims that might arise from the same circumstances.
Other suits alleging causes of action that include negligence, public and private nuisance, trespass, and violation of the public trust have been dismissed on threshold grounds, including justiciability and standing, by several courts. However, various groups of plaintiffs continue to explore and assert legal theories under which they seek to obtain recovery for past alleged harm, or have courts issue rulings that will control levels of current and future GHG emissions. Thus, the defendants in the dismissed actions, including SCE and other Edison International subsidiaries, together with other industrial companies associated with GHG emissions, may be required to defend such actions in both state and federal courts for the foreseeable future.

ITEM 1A.    RISK FACTORS
RISKS RELATING TO EDISON INTERNATIONAL
Edison International's liquidity depends on SCE's ability to pay dividends and tax allocation payments to Edison International.
Edison International is a holding company and, as such, it has no operations of its own. Edison International's ability to meet its financial obligations and to pay dividends on its common stock at the current rate is primarily dependent on the earnings and cash flows of SCE and its ability to make upstream distributions. Prior to paying dividends to Edison International, SCE has financial and regulatory obligations that must be satisfied, including, among others, debt service and preferred stock dividends. In addition, CPUC holding company rules require that SCE's dividend policy be established by SCE's Board of Directors on the same basis as if SCE were a stand-alone utility company, and that the capital requirements of SCE, as deemed to be necessary to meet SCE's service obligations, shall receive first priority from the Boards of Directors of both Edison International and SCE. SCE may also owe tax-allocation payments to Edison International under applicable tax-allocation agreements. Financial market and economic conditions may have an adverse effect on Edison International's liquidity. See "Risks Relating to Southern California Edison Company" below for further discussion.
The Settlement Agreement between Edison International, EME and certain of EME’s unsecured creditors may not be approved by the Bankruptcy Court or otherwise not be consummated, which could result in claims by EME against Edison International that may result in losses to Edison International.
In December 2012, EME and certain of its wholly-owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. EME submitted its Plan of Reorganization in December 2013, which included the sale of substantially all of EME’s assets to NRG Energy, Inc. Under the December Plan, EME would have retained certain assets and liabilities, including any claims against Edison International when it emerges from bankruptcy. EME had indicated that it was preparing a complaint containing claims similar to those alleged by the Official Committee of Unsecured Creditors in a motion filed in the Bankruptcy Court in August 2013 against Edison International, SCE, certain other subsidiaries of Edison International, and present and former directors of Edison International, SCE and EME (the "EME Claims"). In February 2014, Edison International, EME and certain of EME’s creditors holding a majority of its outstanding senior unsecured notes (“Consenting Noteholders”) entered into a Settlement Agreement pursuant to which EME amended its previously filed Plan of Reorganization to incorporate the terms of the Settlement Agreement. Under the Amended Plan of Reorganization, all existing EME claims against Edison International would be extinguished. The Amended Plan of Reorganization, including the Settlement Agreement, is subject to Bankruptcy Court approval, which is expected to occur in March 2014, but is not certain. If the Amended Plan is not approved, this could result in EME or its creditors filing the EME Claims against Edison International, SCE, certain other subsidiaries of Edison International, and present and former directors of Edison International, SCE and EME. If such a complaint were to be filed, Edison International would vigorously contest such allegations. An unfavorable outcome of such claims by EME could result in losses to and adversely impact Edison International. For further information on EME's bankruptcy filing, see "Management Overview—EME Chapter 11 Bankruptcy Filing."
Edison International's activities are concentrated in one industry and in one region.
Edison International does not have diversified sources of revenue or regulatory oversight. SCE comprises substantially all of Edison International’s business, and Edison International’s business is expected to remain concentrated in the electricity industry. Furthermore, Edison International's current business is concentrated almost entirely in southern California. As a result, Edison International's future performance may be affected by events and economic performance concentrated in southern California or by regional regulation or legislation.

RISKS RELATING TO SOUTHERN CALIFORNIA EDISON COMPANY
Regulatory Risks
SCE is subject to extensive regulation and the risk of adverse regulatory decisions and changes in applicable regulations or legislation.
SCE operates in a highly regulated environment. SCE's business is subject to extensive federal, state and local energy, environmental and other laws and regulations. Among other things, the CPUC regulates SCE's retail rates and capital structure, and the FERC regulates SCE's wholesale rates. The NRC regulated the operations of San Onofre and regulates the decommissioning of San Onofre. The construction, planning, and project site identification of SCE's power plants and transmission lines in California are also subject to the jurisdiction of the California Energy Commission (for thermal power plants 50 MW or greater) and the CPUC.
SCE must periodically apply for licenses and permits from these various regulatory authorities and abide by their respective orders. Should SCE be unsuccessful in obtaining necessary licenses or permits or should these regulatory authorities initiate any investigations or enforcement actions or impose penalties or disallowances on SCE, SCE's business could be materially affected. The process of obtaining licenses and permits from regulatory authorities may be delayed or defeated by concerted community opposition and such delay or defeat would have a material effect on SCE's business.
This extensive governmental regulation creates significant risks and uncertainties for SCE's business. Existing regulations may be revised or reinterpreted and new laws and regulations may be adopted or become applicable to SCE, or its facilities or operations in a manner that may have a detrimental effect on SCE's business or result in significant additional costs. In addition, regulations adopted via the public initiative process may apply to SCE, or its facilities or operations in a manner that may have a detrimental effect on SCE's business or result in significant additional costs.
SCE's financial results depend upon its ability to recover its costs in a timely manner from its customers through regulated rates.
SCE's ongoing financial results depend on its ability to recover from its customers in a timely manner its costs, including the costs of electricity purchased for its customers, through the rates it charges its customers as approved by the CPUC and FERC. SCE's financial results also depend on its ability to earn a reasonable return on capital, including long-term debt and equity. SCE's capital investment plan, increasing procurement of renewable power, increasing environmental regulations, leveling demand, and the cumulative impact of other public policy requirements, collectively place continuing upward pressure on customer rates. If SCE is unable to obtain a sufficient rate increase or modify its rate design to recover material amounts of its costs (including an adequate return on capital) in rates in a timely manner, its financial condition and results of operations could be materially affected. For further information on SCE's rate requests, see "Management Overview—2015 General Rate Case," "Item 1. Business—SCE—Overview of Ratemaking Process—Retail Rates Structure" and "Liquidity and Capital Resources—SCE—Regulatory Proceedings—FERC Formula Rates" in the MD&A.
SCE may not fully recover its investment in San Onofre from regulatory proceedings, SCE's supplier, insurance, or otherwise; could be subject to NRC actions, including the imposition of penalties; or could be ordered by the CPUC to make refunds to customers of prior revenues.
In June 2013, SCE decided to permanently retire and decommission Units 2 and 3 at San Onofre. The CPUC is conducting an investigation proceeding that will consider the cost recovery for all San Onofre costs, including the cost of the steam generator replacement project, other sunk capital costs, substitute market power costs, nuclear fuel, operation and maintenance costs and seismic study costs. SCE cannot assure that the remaining cost of the steam generators, repair costs or the necessary substitute market power will be recoverable from its supplier, insurance, regulatory processes or otherwise or that the CPUC will not order refund of revenues previously collected. These amounts could be material and could materially affect SCE's financial condition and results of operations.
San Onofre remains subject to NRC oversight and SCE is aware of an NRC investigation into information SCE provided to the NRC regarding the steam generator failure; which could subject SCE to additional actions, including imposition of penalties. For more information, see "Management Overview—Permanent Retirement of San Onofre" in the MD&A.
SCE's energy procurement activities are subject to regulatory and market risks that could materially affect its financial condition and liquidity.
SCE obtains energy, capacity, environmental credits and ancillary services needed to serve its customers from its own generating plants, and through contracts with energy producers and sellers. California law and CPUC decisions allow SCE to recover through the rates it is allowed to charge its customers reasonable procurement costs incurred in compliance with an approved procurement plan. Nonetheless, SCE's cash flows remain subject to volatility primarily resulting from changes to commodity prices. In addition, SCE is subject to the risks of unfavorable or untimely CPUC decisions about the compliance with SCE's procurement plan and the reasonableness of certain procurement-related costs. For more information, see "Management Overview—ERRA Balancing Account" in the MD&A.
SCE may not be able to hedge its risk for commodities on economic terms or fully recover the costs of hedges through the rates it is allowed to charge its customers, which could materially affect SCE's liquidity and results of operations, see "Market Risk Exposures" in the MD&A.
Financing Risks
As a capital intensive company, SCE relies on access to the capital markets. If SCE were unable to access the capital markets or the cost of financing were to substantially increase, its liquidity and operations would be materially affected.
SCE regularly accesses the capital markets to finance its activities and is expected to do so by its regulators as part of its obligation to serve as a regulated utility. SCE's needs for capital for its ongoing infrastructure investment program are substantial. SCE's ability to obtain financing, as well as its ability to refinance debt and make scheduled payments of principal, interest and preferred stock dividends, are dependent on numerous factors, including SCE's levels of indebtedness, maintenance of acceptable credit ratings, its financial performance, liquidity and cash flow, and other market conditions. SCE's failure to obtain additional capital from time to time would have a material effect on SCE's liquidity and operations.
Competitive and Market Risks
The electricity industry is undergoing extensive changes, including increased competition, technological advancements, and political and regulatory developments.
The entire electricity industry is undergoing extensive change, including technological advancements such as self-generation, energy storage and distributed generation that may change the nature of energy generation and delivery.
Demand for electricity from utilities has been leveling, while growth in self-generation has been accelerating. At the same time, a growing amount of investment is needed to replace aging infrastructure, and without corresponding growth in demand or corresponding savings elsewhere, these investments are reflected in rate increases that have the effect of further leveling demand and encouraging self-generation. Self-generation itself may exacerbate these trends by reducing the pool of customers, subject to certain regulatory limits, from whom fixed costs are recovered, while potentially increasing costs of system modifications that may be needed to integrate the systemic effects of self-generation. Rate designs that disproportionately impose costs on some classes of customers also accelerate these trends. For example, customers in California that self-generate their own power do not currently pay most transmission and distribution charges and non-bypassable charges, subject to limitations. Other customer classes have had artificial caps placed upon their proportionate sharing in overall costs. The net result is to increase utility rates further for those customers who do not self-generate or are not subject to such caps, which encourages more self-generation and further rate increases. For more information, see "Item 1. Business—SCE—Overview of Ratemaking Process—Retail Rates Structure."
In addition, the FERC has adopted changes that have opened transmission development to competition from independent developers, allowing such developers to compete with incumbent utilities for the construction and operation of transmission facilities. For more information, see "Item 1. Business—SCE—Competition."
Another emerging trend in the electricity industry is the increasing public discussion regarding the possibility of future changes in the electric utility business model as a result of the technological advancements and competitive pressures discussed above as well as political and regulatory developments. In October 2013, the CPUC held an open hearing to receive views from various sources on whether the current California utility business model should be revised. It is possible that material revisions to the traditional utility business model could materially affect SCE's business model and its financial condition and results of operations.
Operating Risks
SCE's financial condition and results of operations could be materially affected if it is unable to successfully manage the risks inherent in operating and maintaining its facilities.
SCE's infrastructure is aging and could pose a risk to system reliability. In order to mitigate this risk, SCE is engaged in a significant and ongoing infrastructure investment program. This substantial investment program elevates the operational risks and the need for superior execution in its activities. SCE's financial condition and results of operations could be materially affected if it is unable to successfully manage these risks as well as the risks inherent in operating and maintaining its facilities, the operation of which can be hazardous. SCE's inherent operating risks include such matters as the risks of human performance, workforce capabilities, public opposition to infrastructure projects, delays, environmental mitigation costs, difficulty in estimating costs, system limitations and degradation, and interruptions in necessary supplies.
Weather-related incidents and other natural disasters could materially affect SCE's financial condition and results of operations.
Weather-related incidents and other natural disasters, including storms, wildfires and earthquakes, can disrupt the generation and transmission of electricity, and can seriously damage the infrastructure necessary to deliver power to SCE's customers. These events can lead to lost revenues and increased expenses, including higher maintenance and repair costs. They can also result in regulatory penalties and disallowances, particularly if SCE encounters difficulties in restoring power to its customers. These occurrences could materially affect SCE's business, financial condition and results of operations, and the inability to restore power to SCE's customers could also materially damage the business reputation of SCE and Edison International.
The generation, transmission and distribution of electricity are dangerous and involve inherent risks of damage to private property and injury to employees and the general public.
Electricity is dangerous for employees and the general public should they come in contact with electrical current or equipment, including through downed power lines or if equipment malfunctions. Injuries and property damage caused by such events can subject SCE to liability that, despite the existence of insurance coverage, can be significant. The CPUC has increased its focus on public safety issues with an emphasis on heightened compliance with construction and operating standards and the potential for penalties being imposed on utilities. Such penalties and liabilities could be significant but are very difficult to predict. The range of possible penalties and liabilities includes amounts that could materially affect SCE's liquidity and results of operations.
SCE's systems and network infrastructure may be vulnerable to physical and cyber attacks, intrusions or other catastrophic events that could result in their failure or reduced functionality.
Regulators, such as the NERC, and U.S. Government Departments, including the Departments of Defense, Homeland Security and Energy, have noted that the U.S. national electric grid and other energy infrastructures have potential vulnerabilities to cyber and other attacks and disruptions and that such threats are becoming increasingly sophisticated and dynamic. SCE's operations require the continuous operation of critical information technology systems and network infrastructure. Although SCE actively monitors developments in this area and is involved in various industry groups and government initiatives, no security measures can completely shield such systems and infrastructure from vulnerabilities to cyber attacks, intrusions or other catastrophic events that could result in their failure or reduced functionality. If SCE's information technology systems security measures were to be breached or a critical system failure were to occur without timely recovery, SCE could be unable to fulfill critical business functions and/or sensitive confidential personal and other data could be compromised, which could materially affect SCE's financial condition and results of operations and materially damage the business reputation of Edison International and SCE. See "Item 1. Business—Regulation—NERC" for further discussion.
There are inherent risks associated with owning and decommissioning nuclear power generating facilities, including, among other things, potential harmful effects on the environment and human health and the danger of storage, handling and disposal of radioactive materials.
The cost of decommissioning Unit 2 and Unit 3 of San Onofre could prove more extensive than is currently estimated. These costs could exceed estimates or may not be recoverable through regulatory processes or otherwise. For more information, see "Risks Relating to Southern California Edison Company—Regulatory Risks" above.
Existing insurance and ratemaking arrangements may not protect SCE fully against losses from a nuclear incident.
Federal law limits public liability claims from a nuclear incident to the amount of available financial protection, which is currently approximately $13.6 billion. SCE and other owners of the San Onofre and Palo Verde Nuclear Generating Stations have purchased the maximum private primary insurance available of $375 million per site. If nuclear incident liability claims were to exceed $375 million, the remaining amount would be made up from contributions of approximately $12.2 billion made by all of the nuclear facility owners in the U.S., up to an aggregate total of $13.6 billion. There is no assurance that the CPUC would allow SCE to recover the required contribution made in the case of one or more nuclear incident claims that exceeded $375 million. If this public liability limit of $13.6 billion is insufficient, federal law contemplates that additional funds may be appropriated by Congress. There can be no assurance of SCE's ability to recover uninsured costs in the event the additional federal appropriations are insufficient. For more information on nuclear insurance risk, see "Item 8. Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Nuclear Insurance."
SCE's insurance coverage for wildfires arising from its ordinary operations may not be sufficient.
Edison International has experienced increased costs and difficulties in obtaining insurance coverage for wildfires that could arise from SCE's ordinary operations. In addition, the insurance that has been obtained for wildfire liabilities may not be sufficient. Uninsured losses and increases in the cost of insurance may not be recoverable in customer rates. A loss which is not fully insured or cannot be recovered in customer rates could materially affect Edison International's and SCE's financial condition and results of operations. Furthermore, insurance for wildfire liabilities may not continue to be available at all or at rates or on terms similar to those presently available to Edison International. For more information on wildfire insurance risk, see "Item 8. Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Wildfire Insurance."
Environmental Risks
SCE is subject to extensive environmental regulations that may involve significant and increasing costs and materially affect SCE.
SCE is subject to extensive and frequently changing environmental regulations and permitting requirements that involve significant and increasing costs and substantial uncertainty. SCE devotes significant resources to environmental monitoring, pollution control equipment, mitigation projects, and emission allowances to comply with existing and anticipated environmental regulatory requirements. However, the current trend is toward more stringent standards, stricter regulation, and more expansive application of environmental regulations. The adoption of laws and regulations to implement greenhouse gas controls could materially affect operations of power plants, which could in turn impact electricity markets and SCE's purchased power costs. SCE may also be exposed to risks arising from past, current or future contamination at its former or existing facilities or with respect to offsite waste disposal sites that have been used in its operations. Other environmental laws, particularly with respect to air emissions, disposal of ash, wastewater discharge and cooling water systems, are also generally becoming more stringent. The continued operation of SCE facilities may require substantial capital expenditures for environmental controls or cessation of operations. Current and future state laws and regulations in California also could increase the required amount of energy that must be procured from renewable resources. See "Item 1. Business—Environmental Regulation of Edison International and Subsidiaries" for further discussion of environmental regulations under which SCE operates.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
As a holding company, Edison International does not directly own any significant properties other than the stock of its subsidiaries. The principal properties of SCE are described above under "Item 1. Business—Southern California Edison Company—Properties."
ITEM 3.    LEGAL PROCEEDINGS
EME Chapter 11 Filing
On December 17, 2012, EME and certain of its wholly-owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. For more information, see "Management Overview—EME Chapter 11 Bankruptcy Filing" in the MD&A and "Item 8. Notes to Consolidated Financial Statements—Note 16. Discontinued Operations."

EXECUTIVE OFFICERS OF EDISON INTERNATIONAL

Executive Officer	Age at December 31, 2013	Company Position
Theodore F. Craver, Jr.	62	Chairman of the Board, President and Chief Executive Officer

Robert L. Adler	66	Executive Vice President and General Counsel

W. James Scilacci	58	Executive Vice President, Chief Financial Officer and Treasurer

Janet T. Clayton	59	Senior Vice President, Corporate Communications

Bertrand A. Valdman	51	Senior Vice President, Strategic Planning

Gaddi H. Vasquez	58	Senior Vice President, Government Affairs

Mark C. Clarke	57	Vice President and Controller

Ronald L. Litzinger	54	President, SCE
As set forth in Article IV of Edison International's and the relevant subsidiary's Bylaws, the elected officers of Edison International and its subsidiaries are chosen annually by, and serve at the pleasure of, Edison International and the relevant subsidiary's Board of Directors and hold their respective offices until their resignation, removal, other disqualification from service, or until their respective successors are elected. All of the officers of Edison International and its subsidiaries have been actively engaged in the business of Edison International and its subsidiaries for more than five years, except for Messrs. Valdman and Vasquez, and Ms. Clayton, and have served in their present positions for the periods stated below. Additionally, those officers who have had other or additional principal positions in the past five years had the following business experience during that period:

Executive Officers	Company Position	Effective Dates
Theodore F. Craver, Jr.	Chairman of the Board, President and Chief Executive Officer, Edison International	August 2008 to present
Robert L. Adler	Executive Vice President and General Counsel, Edison International	August 2008 to present
W. James Scilacci	Executive Vice President, Chief Financial Officer and Treasurer, Edison International	August 2008 to present
Janet T. Clayton	Senior Vice President, Corporate Communications, Edison International President, Think Cure[1]	April 2011 to present Jan 2008 to April 2011
Bertrand A. Valdman	Senior Vice President, Strategic Planning, Edison International Executive Vice President, Chief Operating Officer Puget Sound Energy[2]	March 2011 to present May 2007 to March 2011
Gaddi H. Vasquez
Senior Vice President, Government Affairs, Edison International and SCE
Senior Vice President, Public Affairs, SCE
Executive Director, Annenberg Foundation Trust at Sunnylands[3]
US Ambassador and Permanent Representative to United Nations Agencies in Rome, Italy
May 2013 to present July 2009 to May 2013 February 2009 to July 2009 October 2006 to January 2009
Mark C. Clarke	Vice President and Controller, Edison International Vice President and Controller, SCE Vice President and Controller, EME[4]	August 2009 to present December 2012 to present January 2003 to July 2009
Ronald L. Litzinger	President, SCE Chairman of the Board, President and Chief Executive Officer, EMG and EME[4]	January 2011 to present April 2008 to December 2010

[1]	Think Cure is a community-based nonprofit organization that raises funds to accelerate collaborative research to cure cancer and is not a parent, affiliate or subsidiary of Edison International.

[2]	Puget Sound Energy is a regulated energy utility in Washington State and is not a parent, affiliate or subsidiary of Edison International.

[3]
Annenberg Foundation Trust at Sunnylands is an independent nonprofit 501(c)(3) entity that provides a location where national and international leaders may meet in order to facilitate international agreement and supports education programs on the U.S. Constitution. It is not a parent, affiliate or subsidiary of Edison International.

[4]	EMG is the holding company for EME, an independent power producer and is a wholly-owned subsidiary of Edison International and an affiliate of SCE.

EXECUTIVE OFFICERS OF SOUTHERN CALIFORNIA EDISON COMPANY

Executive Officer	Age at December 31, 2013	Company Position
Ronald L. Litzinger	54	President
Janet T. Clayton	59	Senior Vice President, Corporate Communications
Peter T. Dietrich	49	Senior Vice President
Erwin G. Furukawa	57	Senior Vice President, Customer Service
Stuart R. Hemphill	50	Senior Vice President, Power Supply
David L. Mead	61	Senior Vice President, Transmission and Distribution
Leslie E. Starck	58	Senior Vice President, Regulatory Affairs
Linda G. Sullivan	50	Senior Vice President and Chief Financial Officer
Russell C. Swartz	62	Senior Vice President and General Counsel
Gaddi H. Vasquez	58	Senior Vice President, Government Affairs
Mark C. Clarke	57	Vice President and Controller

As set forth in Article IV of SCE's Bylaws, the elected officers of SCE are chosen annually by, and serve at the pleasure of, SCE's Board of Directors and hold their respective offices until their resignation, removal, other disqualification from service, or until their respective successors are elected. All of the above officers have been actively engaged in the business of SCE, its parent company Edison International, and/or one of SCE's subsidiaries or other affiliates for more than five years, except for Messrs. Dietrich, Vasquez and Ms. Clayton, and have served in their present positions for the periods stated below. Additionally, those officers who have had other or additional principal positions in the past five years had the following business experience during that period:

Executive Officer	Company Position	Effective Dates
Ronald L. Litzinger	President, SCE Chairman of the Board, President and Chief Executive Officer, EMG and EME[1]	January 2011 to present April 2008 to December 2010
Janet T. Clayton	Senior Vice President, Corporate Communications, Edison International President, Think Cure[2]	April 2011 to present Jan 2008 to April 2011
Peter T. Dietrich	Senior Vice President, SCE Chief Nuclear Officer, SCE Site Vice President, Entergy Nuclear Operations, Inc., James A. Fitzpatrick Nuclear Plant[3]	November 2010 to present December 2010 to December 2013 April 2006 to November 2010
Erwin G. Furukawa	Senior Vice President, Customer Service, SCE Vice President, Customer Programs and Services, SCE	April 2011 to present April 2007 to April 2011
Stuart R. Hemphill	Senior Vice President, Power Supply, SCE Senior Vice President, Power Procurement, SCE Vice President, Renewable and Alternative Power, SCE	January 2011 to present July 2009 to December 2010 March 2008 to June 2009
David L. Mead	Senior Vice President, Transmission and Distribution, SCE Vice President, Engineering and Technical Services, SCE	April 2011 to present May 2008 to April 2011
Leslie E. Starck	Senior Vice President, Regulatory Policy & Affairs, SCE Vice President, Local Public Affairs, SCE	July 2011 to present November 2007 to June 2011
Linda G. Sullivan
Senior Vice President and Chief Financial Officer, SCE
Senior Vice President, Chief Financial Officer and
Acting Controller, SCE
Vice President and Controller, Edison International
Vice President and Controller, SCE
March 2010 to present July 2009 to March 2010 June 2005 to August 2009 June 2005 to June 2009
Russell C. Swartz	Senior Vice President and General Counsel, SCE Vice President and Associate General Counsel, SCE Associate General Counsel, SCE	February 2011 to present February 2010 to February 2011 March 2007 to February 2010
Gaddi H. Vasquez
Senior Vice President, Government Affairs, Edison International
and SCE
Senior Vice President, Public Affairs, SCE
Executive Director, Annenberg Foundation Trust at Sunnylands[4]
US Ambassador and Permanent Representative to United Nations Agencies in Rome, Italy
May 2013 to present July 2009 to May 2013 February 2009 to July 2009 October 2006 to January 2009
Mark C. Clarke	Vice President, and Controller, SCE Vice President and Controller, Edison International Vice President and Controller, EME[1]	December 2012 to present August 2009 to present January 2003 to July 2009

[1]	See footnote 4 under Executive Officers of Edison International above.

[2]	See footnote 1 under Executive Officers of Edison International above.

[3]	Entergy Nuclear Operations, Inc. is a subsidiary of Entergy Corporation, an integrated energy company and is not a parent, affiliate or subsidiary of SCE.

[4]	See footnote 3 under Executive Officers of Edison International above.

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Edison International Common Stock is traded on the New York Stock Exchange under the symbol "EIX."
Market information responding to Item 5 is included in "Item 8. Edison International Notes to Consolidated Financial Statements—Note 19. Quarterly Financial Data." There are restrictions on the ability of Edison International's subsidiaries to transfer funds to Edison International that materially limit the ability of Edison International to pay cash dividends. Such restrictions are discussed in the MD&A under the heading "Liquidity and Capital Resources—Edison International Parent and Other," "—SCE—Dividend Restrictions," and in "Item 8. Edison International Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements." The number of common stockholders of record of Edison International was 41,000 on February 21, 2014. Additional information concerning the market for Edison International's Common Stock is set forth on the cover page of this report. The description of Edison International's equity compensation plans required by Item 201(d) of Regulation S-K is incorporated by reference to "Part III—Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" of this report.
Purchases of Equity Securities by Edison International and Affiliated Purchasers
The following table contains information about all purchases of Edison International Common Stock made by or on behalf of Edison International in the fourth quarter of 2013.

Period	(a) Total Number of Shares (or Units) Purchased[1]	(b) Average Price Paid per Share (or Unit)[1]	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2013 to October 31, 2013	153,894	$48.22	—	—
November 1, 2013 to November 30, 2013	478,303	47.72	—	—
December 1, 2013 to December 31, 2013	227,571	46.14	—	—
Total	859,768	47.39	—	—

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

Purchases of Equity Securities by Southern California Edison Company and Affiliated Purchasers
Certain information responding to Item 5 with respect to frequency and amount of cash dividends is included in "Item 8. Notes to the Consolidated Financial Statements—Note 19. Quarterly Financial Data." As a result of the formation of a holding company described in Item 1 above, all of the issued and outstanding common stock of SCE is owned by Edison International and there is no market for such stock.
Item 201(d) of Regulation S-K, "Securities Authorized for Issuance under Equity Compensation Plans," is not applicable because SCE has no compensation plans under which equity securities of SCE are authorized for issuance.

Comparison of Five-Year Cumulative Total Return

	At December 31,
	2008	2009	2010	2011	2012	2013
Edison International	$100	$113	$129	$144	$161	$170
S & P 500 Index	100	126	145	149	172	228
Philadelphia Utility Index	100	110	116	139	138	153
Note: Assumes $100 invested on December 31, 2008 in stock or index including reinvestment of dividends. Performance of the Philadelphia Utility Index is regularly reviewed by management and the Board of Directors in understanding Edison International's relative performance and is used in conjunction with elements of Edison International's compensation program.

ITEM 6.    SELECTED FINANCIAL DATA
Selected Financial Data: 2009 – 2013

(in millions, except per-share amounts)	2013	2012	2011	2010	2009
Edison International
Operating revenue	$12,581	$11,862	$10,588	$9,996	$9,991
Operating expenses	10,866	9,577	8,527	8,177	8,982
Income from continuing operations	979	1,594	1,100	1,144	751
Income (loss) from discontinued operations, net of tax[1]	36	(1,686)	(1,078)	164	197
Net income (loss)	1,015	(92)	22	1,308	948
Net income (loss) attributable to common shareholders	915	(183)	(37)	1,256	849
Weighted-average shares of common stock outstanding (in millions)	326	326	326	326	326
Basic earnings (loss) per share:
Continuing operations	$2.70	$4.61	$3.20	$3.34	$1.98
Discontinued operations	0.11	(5.17)	(3.31)	0.50	0.61
Total	$2.81	$(0.56)	$(0.11)	$3.84	$2.59
Diluted earnings (loss) per share:
Continuing operations	$2.67	$4.55	$3.17	$3.32	$1.98
Discontinued operations	0.11	(5.11)	(3.28)	0.50	0.60
Total	$2.78	$(0.56)	$(0.11)	$3.82	$2.58
Dividends declared per share	1.3675	1.3125	1.285	1.265	1.245
Total assets[2]	$46,646	$44,394	$48,039	$45,530	$41,444
Long-term debt excluding current portion	9,825	9,231	8,834	8,029	6,509
Capital lease obligations excluding current portion	203	210	216	221	227
Preferred and preference stock of utility	1,753	1,759	1,029	907	907
Common shareholders' equity	9,938	9,432	10,055	10,583	9,841
Southern California Edison Company
Operating revenue	$12,562	$11,851	$10,577	$9,983	$9,965
Operating expenses	10,811	9,572	8,454	8,119	8,047
Net income	1,000	1,660	1,144	1,092	1,371
Net income available for common stock	900	1,569	1,085	1,040	1,226
Total assets	$46,050	$44,034	$40,315	$35,906	$32,474
Long-term debt excluding current portion	9,422	8,828	8,431	7,627	6,490
Capital lease obligations excluding current portion	203	210	216	221	227
Preferred and preference stock	1,795	1,795	1,045	920	920
Common shareholder's equity	10,343	9,948	8,913	8,287	7,446
Capital structure:
Common shareholder's equity	48.0%	48.4%	48.5%	49.2%	50.1%
Preferred and preference stock	8.3%	8.7%	5.7%	5.5%	6.2%
Long-term debt	43.7%	42.9%	45.8%	45.3%	43.7%
1 Effective December 17, 2012, Edison International no longer consolidated the earnings and losses of EME or its subsidiaries and has reflected its ownership interest in EME utilizing the cost method of accounting. Edison International considered EME to be an abandoned asset under GAAP, and, as a result, the operations of EME prior to December 17, 2012 and for all prior years are reflected as discontinued operations in the consolidated financial statements. See "Management Overview—EME Chapter 11 Bankruptcy Filing" in the MD&A and "Item 8. Notes to Consolidated Financial Statements—Note 16. Discontinued Operations" for further information.

[2]	Total assets includes assets from continuing and discontinued operations.
The selected financial data was derived from Edison International's and SCE's audited financial statements and is qualified in its entirety by the more detailed information and financial statements, including notes to these financial statements, included in this annual report. References to Edison International refer to the consolidated group of Edison International and its subsidiaries.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MANAGEMENT OVERVIEW
Highlights of Operating Results
Edison International is the parent holding company of SCE. SCE is an investor-owned public utility primarily engaged in the business of supplying and delivering electricity. Edison International is also the parent company of subsidiaries that are engaged in competitive businesses related to the generation or use of electricity. Such competitive business activities are currently not material to report as a separate business segment. References to Edison International refer to the consolidated group of Edison International and its subsidiaries. References to Edison International Parent and Other refer to Edison International Parent and its nonutility subsidiaries. Unless otherwise described, all of the information contained in this annual report relates to both filers.

(in millions)	2013	2012	2013 vs 2012 Change	2011
Net income (loss) attributable to Edison International
Continuing operations
SCE	$900	$1,569	$(669)	$1,085
Edison International Parent and Other	(21)	(66)	45	(44)
Discontinued operations	36	(1,686)	1,722	(1,078)
Edison International	915	(183)	1,098	(37)
Less: Non-core items
SCE:
Asset impairment	(365)	—	(365)	—
2012 General Rate Case – repair deductions (2009 – 2011)	—	231	(231)	—
Edison International Parent and Other:
Consolidated state deferred tax impacts related to EME	—	(37)	37	(19)
Gain on sale of Beaver Valley lease interest	7	31	(24)	—
Write-down of net investment in aircraft leases	—	—	—	(16)
Discontinued operations	36	(1,686)	1,722	(1,078)
Total non-core items	(322)	(1,461)	1,139	(1,113)
Core earnings (losses)
SCE	1,265	1,338	(73)	1,085
Edison International Parent and Other	(28)	(60)	32	(9)
Edison International	$1,237	$1,278	$(41)	$1,076
Edison International's earnings are prepared in accordance with GAAP used in the United States. Management uses core earnings internally for financial planning and for analysis of performance. Core earnings (losses) are also used when communicating with investors and analysts regarding Edison International's earnings results to facilitate comparisons of the Company's performance from period to period. Core earnings (losses) are a non-GAAP financial measure and may not be comparable to those of other companies. Core earnings (losses) are defined as earnings attributable to Edison International shareholders less income or loss from discontinued operations and income or loss from significant discrete items that management does not consider representative of ongoing earnings, such as: exit activities, including sale of certain assets and other activities that are no longer continuing; asset impairments and certain tax, regulatory or legal settlements or proceedings. On December 17, 2012, EME and certain of its wholly-owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. Edison International considers EME to be an abandoned asset under GAAP, and, as a result, the operations of EME prior to December 17, 2012 are reflected as discontinued operations.

SCE's 2013 core earnings decreased $73 million for the year primarily due to lower income tax benefits, ceasing to record a return on rate base for San Onofre after the decision to permanently retire the plant, partially offset by lower incremental inspection and repair costs at San Onofre and lower operating costs. The earnings increase from the rate base growth was offset by the lower authorized 2013 return on common equity.
Edison International Parent and Other 2013 core losses decreased $32 million primarily due to higher core earnings from Edison Capital, lower costs and taxes.
Consolidated non-core items for 2013 and 2012 for Edison International included:

•	An impairment charge of $575 million ($365 million after tax) in 2013 related to the permanent retirement of San Onofre Units 2 and 3.

•
An income tax benefit of $36 million for 2013 from a revised estimate of the tax impact of the expected future tax deconsolidation and separation of EME from Edison International. Edison International continues to consolidate EME for federal and certain combined state tax returns. Changes in the amount of tax attributes in 2013 affected income taxes of discontinued operations. Such benefits may or may not continue in future periods. For further information, see "Item 8. Notes to Consolidated Financial Statements—Note 7. Income Taxes."

•
An after-tax earnings charge of $1.3 billion in 2012 due to the full impairment of the investment in EME as a result of the deconsolidation of EME, recognition of losses previously deferred in accumulated other comprehensive income, a provision for losses from the EME bankruptcy and tax impacts related to the expected future tax deconsolidation and separation of EME from Edison International. See "Item 8. Notes to Consolidated Financial Statements—Note 16. Discontinued Operations" for further information.

•
An after-tax earnings benefit of $231 million recorded in 2012 resulting from the regulatory treatment of 2009 – 2011 income tax repair deductions for income tax purposes as adopted in the 2012 GRC decision. See "Results of Operations—SCE—Income Taxes" for further discussion.

•
An after-tax earnings charge of $37 million recorded in 2012 resulting from Edison International's update to its estimated long-term California apportionment rate applicable to deferred income taxes as a result of changes related to EME.

•
An after-tax earnings benefit of $31 million ($65 million pre-tax gain) recorded in 2012 attributable to Edison Capital's sale of its lease interest in Unit No. 2 of the Beaver Valley Nuclear Power Plant to a third party for $108 million. The final determination of state income taxes was not completed until the first quarter of 2013 which resulted in $7 million of lower state income tax expense than previously estimated.

See "Results of Operations" for discussion of SCE and Edison International Parent and Other results of operations, including a comparison of 2012 results to 2011.
Permanent Retirement of San Onofre
Tube Leak and Response
Replacement steam generators were installed at San Onofre in 2010 and 2011. In the first quarter of 2012, a water leak suddenly occurred in one of the heat transfer tubes in San Onofre's Unit 3 steam generators. The Unit was safely taken off-line and subsequent inspections revealed excessive tube to tube wear. At the time, Unit 2 was off-line for a planned outage when areas of unexpected tube to support structure wear were found. Both Units have remained shut down since early 2012 and have undergone extensive inspections, testing and analysis following discovery of the leak. In October 2012, SCE submitted a restart plan to the Nuclear Regulatory Commission ("NRC"), seeking to restart Unit 2 at a reduced power level (70%) for an initial period of approximately five months, based on work done by engineering groups from three independent firms with expertise in steam generator design and manufacturing. SCE did not develop a restart plan for Unit 3.
Permanent Retirement
On June 6, 2013 SCE decided to permanently retire Units 2 and 3. SCE concluded that despite the NRC's extensive review of SCE's restart plan for Unit 2 starting in October 2012, there still remained considerable uncertainty about when the review process would be concluded. Given the considerable uncertainty of when or whether SCE would be permitted to restart Unit 2, SCE concluded that it was in the best interest of its customers, shareholders and other stakeholders to permanently retire the Units and focus on planning for the replacement resources which will eventually be required for grid reliability. SCE also concluded that its decision to retire the Units would facilitate more orderly planning for California's energy future without the uncertainty of whether, when or how long San Onofre would continue to operate.

CPUC Review
In October 2012 the CPUC issued an Order Instituting Investigation ("OII") that consolidated all San Onofre issues in related regulatory proceedings to consider appropriate cost recovery for all San Onofre costs, including among other costs, the cost of the steam generator replacement project, substitute market power costs, capital expenditures, operation and maintenance costs, and seismic study costs. The OII requires that all San Onofre-related costs incurred on and after January 1, 2012 be tracked in a memorandum account and, to the extent collected in rate levels authorized in the 2012 GRC or other proceedings, be subject to refund. The Order also states that the CPUC will determine whether to order the immediate removal, effective as of the date of the OII, of costs and rate base related to San Onofre from SCE's rates. Various other parties have filed testimony in the OII asking for disallowance of some or all of the San Onofre-related costs, including costs in excess of the amount impaired by SCE, as described below. The first phase of the OII was focused on 2012 costs, including 2012 capital and operation and maintenance costs and the appropriate calculation to measure 2012 substitute market power costs. A proposed decision in the first phase of the OII was issued in November 2013. The proposed decision would allow $45 million in planned Unit 2 refueling outage costs but would disallow approximately $74 million in operation and maintenance costs authorized in rates plus 20% of the 2012 revenue requirement related to capital expenditures incurred during the extended outage for both Units. The disallowance would be subject to possible further review in the third phase of the OII. The proposed decision would permit recovery of routine operation and maintenance expense through May 2012 but defers a decision on recovery of incremental expenses incurred by SCE to the third phase of the OII. A final decision in the first phase is expected in the first quarter of 2014. The second phase was focused on whether to adjust customer rates to remove the plant from rate base and hearings were held in October 2013. A proposed decision in the second phase is expected in the first quarter of 2014. The third and fourth phases of the OII will focus on the steam generator replacement project itself, including the reasonableness of the project's costs, and the San Onofre 2013 revenue requirement, respectively, and have not yet been scheduled.
A summary of financial items related to San Onofre and implicated in the OII are as follows:

•
Approximately $1.25 billion of SCE's authorized revenue requirement collected since January 1, 2012 (subject to refund) is associated with operating and maintenance expenses, depreciation, taxes and return on SCE's investment in Unit 2, Unit 3 and common plant. In 2013, SCE recorded approximately $39 million in severance costs associated with its decision to retire both Units. Until funding of post June 6, 2013 activities related to the permanent closure of the plant is transitioned from base rates to SCE's nuclear decommissioning trusts established for that purpose, SCE will continue to record these costs through the San Onofre OII memorandum account, subject to reasonableness review.

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

•
As a result of outages associated with the steam generator inspection and repair, electric power and capacity normally provided by San Onofre were purchased in the market by SCE. These market power costs will be reviewed as part of the CPUC's OII proceeding. Estimated market power costs calculated in accordance with the OII methodology were approximately $680 million as of June 6, 2013, excluding avoided nuclear fuel costs which are no longer included as a reduction due to SCE's decision to permanently retire Units 2 and 3. Such amount includes costs of approximately $65 million associated with planned outage periods. SCE believes that such costs should be excluded as they would have been incurred even had the replacement steam generators performed as expected. Estimated market power costs calculated in accordance with the OII methodology from June 7, 2013 through December 31, 2013 were approximately $333 million.

Such amount includes costs of approximately $30 million associated with planned outage periods. SCE views the market power costs incurred from June 7, 2013 to be purchases made in the ordinary course to meet its customers’ needs as authorized by the CPUC-approved procurement plan rather than power or capacity that was acquired for cost recovery purposes as a replacement for San Onofre. The CPUC will ultimately determine a final methodology for estimating market power costs as it continues its review of the issues in the OII.

•
Through December 31, 2013, SCE's share of incremental inspection and repair costs totaled $115 million for both Units (not including payments made by MHI as described below). SCE recorded its share of payments made to date by MHI ($36 million) as a reduction of incremental inspection and repair costs in 2012.

SCE continues to believe that the actions taken and costs incurred in connection with the San Onofre replacement steam generators, outages and permanent retirement have been prudent. Nevertheless, SCE cannot provide assurance that the CPUC will not disallow costs incurred or order refunds to customers of amounts collected in rates or that SCE will be successful in recovering amounts from third parties. Disallowances of costs and/or refund of amounts received from customers could be material and adversely affect SCE's financial condition, results of operations and cash flows.
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
As a result of the foregoing assessment, SCE:

•
Reclassified $1,521 million of its total investment in San Onofre at May 31, 2013 as described above to a regulatory asset (“San Onofre Regulatory Asset”). Included in the San Onofre Regulatory Asset is approximately $404 million of property, plant and equipment, including construction work in progress, which is expected to support ongoing activities at the site. In addition, to the extent the San Onofre Regulatory Asset includes excess nuclear fuel and material and supplies, SCE will, if possible, sell such excess amounts to third parties and reduce the amount of the regulatory asset by such proceeds.

•	Recorded an impairment charge of $575 million ($365 million after tax) in the second quarter of 2013.

As part of the decision to permanently retire the Units at San Onofre, SCE announced a workforce reduction of approximately 960 employees and had severance costs in 2013 of $39 million (SCE's share). The estimate for these costs was previously included in SCE's estimate to decommission the units. After acceptance of the decommissioning plan by the NRC, SCE expects a further workforce reduction of approximately 175 employees. SCE also recorded severance costs of $14 million related to the indirect employee impacts from the decision to early retire the Units.
As of December 31, 2013, SCE recorded a net regulatory asset of $1.3 billion comprised of: $1.56 billion of property, plant and equipment; $33 million estimated losses on disposition of nuclear fuel inventory; less $266 million for estimated refunds of authorized revenue recorded in excess of SCE’s costs of service, including a return on capital through June 6, 2013. SCE's judgment that the San Onofre Regulatory Asset recorded at December 31, 2013 is probable, though not certain, of recovery is based on SCE's knowledge of the facts and judgment in applying relevant regulatory principles to the issues under review in the OII proceeding and in accordance with GAAP. Such judgment is subject to considerable uncertainty, and regulatory principles and precedents are not necessarily binding and are capable of interpretation. The CPUC may or may not agree with SCE, after review of all of the facts and circumstances, and SCE may advocate positions that it believes are supported by relevant precedent and regulatory principles that are more favorable to SCE than the charges it has recorded in accordance with GAAP. The CPUC could also conclude that SCE acted imprudently regarding the San Onofre replacement steam generator project, including its response to the outage that commenced at the end of January 2012. Thus, there can be no assurance that the OII proceeding will provide for recoveries as estimated by SCE, including the recovery of costs recorded as a regulatory asset, or that the CPUC does not order refunds to customers from amounts that were previously authorized as subject to refund. Accordingly, the amount recorded for the San Onofre Regulatory Asset at December 31, 2013, is subject to change based upon future developments and the application of SCE's judgment to those events.
Third-Party Recovery
The replacement steam generators were designed and supplied by MHI and are warranted for an initial period of 20 years from acceptance. MHI is contractually obligated to repair or replace defective items with dispatch and to pay specified damages for certain repairs. MHI's liability under the purchase agreement is limited to $138 million and excludes consequential damages, defined to include "the cost of replacement power;" however, limitations in the contract are subject to applicable exceptions both in the contract and under law. SCE has advised MHI that it believes one or more of such exceptions apply and MHI's liability is not limited to $138 million, and MHI has advised SCE that it disagrees. In October 2013, after a prescribed 90-day waiting period from the service of an earlier notice of dispute, SCE sent MHI a formal request for binding arbitration under the auspices of the International Chamber of Commerce in accordance with the purchase contract seeking damages for all losses. In the request for arbitration, SCE alleges contract and tort claims and seeks at least $4 billion in damages on behalf of itself and in its capacity as Operating Agent for San Onofre. SCE also alleges that MHI totally and fundamentally failed to deliver what it promised, and that the contractual limitations of liability are subject to applicable exceptions in the contract and under law. MHI responded to SCE’s formal request in December 2013, asserting that the replacement steam generator project was a joint design venture, that the wear could not have been predicted and that SCE thwarted MHI’s repair efforts. MHI also asserted several counterclaims associated with work or services it claims it should be compensated for and which it values at approximately $41 million; SCE has denied any liability for the asserted counterclaims. Each of the other co-owners filed lawsuits against MHI, alleging claims arising from MHI's supplying the faulty steam generators. MHI has requested that these lawsuits be stayed pending the arbitration with SCE but the court has not yet ruled on this request.
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

San Onofre carries accidental property damage and carried accidental outage insurance issued by Nuclear Electric Insurance Limited ("NEIL") and has placed NEIL on notice of claims under both policies. The NEIL policies have a number of exclusions and limitations that NEIL may assert reduce or eliminate coverage, and SCE may choose to challenge NEIL’s application of any such exclusions and limitations. The estimated total claims under the accidental outage insurance through August 31, 2013 are approximately $397 million (SCE’s share of which is approximately $311 million). Pursuant to these proofs of loss, SCE is seeking the weekly indemnity amounts provided under the accidental outage policy for each Unit. Accidental outage policy benefits are reduced by 90% for the periods following announcement of the permanent retirement of the Units. The accidental outage insurance at San Onofre has been canceled as a result of the permanent retirement. SCE has not submitted a proof of loss under the accidental property damage insurance. No amounts have been recognized in SCE's financial statements, pending NEIL's response. SCE's current expectation is that NEIL will make a coverage determination by the end of the second quarter of 2014.
Continuing NRC Proceedings
As part of the NRC's review of the San Onofre outage and proceedings related to the possible restart of Unit 2, the NRC appointed an Augmented Inspection Team to review SCE's performance. In September 2013, the NRC issued an Inspection Report in connection with The Augmented Inspection Team’s review and SCE’s response to an earlier NRC Confirmatory Action Letter. The NRC’s report contained a preliminary “white” finding (low to moderate safety significance) and an apparent violation regarding the steam generators in Unit 3 and a preliminary “green” finding (very low safety significance) for Unit 2’s steam generators for failing to ensure that MHI’s modeling and analysis were adequate. Simultaneously, the NRC issued an Inspection Report to MHI containing a Notice of Nonconformance for its flawed computer modeling in the design of San Onofre’s steam generators. In October 2013, SCE submitted comments to the NRC on the characterizations contained in the Inspection Report but chose not to contest the findings or violation, and the NRC finalized its finding in December 2013. In addition, the NRC's Office of Investigations has been conducting an investigation into the accuracy and completeness of information SCE provided to the Augmented Inspection Team. SCE has also been made aware of an investigation related to San Onofre by the NRC's Office of Inspector General, which generally reviews internal NRC affairs. Certain anti-nuclear groups and individual members of Congress have alleged that SCE knew of deficiencies in the steam generators when they were installed or otherwise did not correctly follow NRC requirements in connection with the design and installation of the replacement steam generators, something which SCE has vigorously denied, and have called for investigations, including by the Department of Justice. SCE cannot predict when or whether ongoing inquiries or investigations by the NRC will be completed or whether inquiries by other government agencies will be initiated. Should the NRC find a deficiency in SCE's provision of information, SCE could be subject to additional NRC actions, including the imposition of penalties, and the findings could be taken into consideration in the CPUC regulatory proceedings described above.
Decommissioning
The decommissioning of a nuclear plant requires the management of three related activities: radiological decommissioning, non-radiological decommissioning and the management of spent nuclear fuel. The decommissioning process may take many years, as is expected at San Onofre. SCE is currently discussing a decommissioning agreement to govern the process with the decommissioning participants, as contemplated by the San Onofre operating agreement. SCE leases and holds an easement from the U.S. Navy for the land on which San Onofre is located. The easement granted by the U.S. Navy for San Onofre gives the Navy the right to set site-restoration requirements, which could exceed the NRC requirements and require SCE to restore the site to its original condition.
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
On June 12, 2013, SCE began the initial activity phase of radiological decommissioning by filing with the NRC a certification of permanent cessation of power operations at San Onofre. Notifications of permanent removal of fuel from the reactor vessels were provided on June 28, 2013 and July 22, 2013 for Units 3 and 2, respectively. SCE currently estimates that it will provide the other initial activity phase plans and cost estimates by the end of 2014. Major radiological decommissioning activities may only start 90 days after the NRC receipt of the post-shutdown decommissioning activities report. The license termination phase will begin with the submission of a license termination plan, which is due not less than two years prior to the planned license termination. The NRC regulations regulate the use of decommissioning trust funds for radiological decommissioning by requiring that various decommissioning process milestones be met prior to the use of additional funds. SCE may also need NRC staff approval to use decommissioning funds for spent fuel management and non-radiological decommissioning.
SCE has nuclear decommissioning trust funds for San Onofre Units 2 and 3 of $3.18 billion as of December 31, 2013, which is comprised of annual contributions made through rates and earnings on the trust funds’ balances. Other than the use of funds for the planning of radiological decommissioning (up to a maximum of 3% of a generic formula amount under NRC regulations, or $31 million), the CPUC must issue an order granting prior approval for withdrawal of decommissioning trust funds to be used for radiological decommissioning, non-radiological decommissioning and spent fuel management. The CPUC's authority to authorize the use of trust funds for decommissioning activities is provided by the Nuclear Facility Decommissioning Act of 1985 of the California Public Utilities Code. SCE has filed a request with the CPUC that would authorize early release of trust funds for costs up to a specified cost cap of $214 million.
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
In July 2013, SCE submitted supplemental testimony in the Nuclear Decommissioning Cost Triennial Proceeding ("NDCTP") that provided a decommissioning cost estimate for an early shutdown scenario of both Units 2 and 3. The supplemental testimony provided for a higher level of contributions than is currently collected in rates. However, SCE’s supplemental testimony requested the CPUC to defer an increase in the contribution level until SCE has completed an updated site-specific decommissioning cost estimate for San Onofre currently expected in by the end of 2014.
The total ARO liability related to San Onofre was revised based on the July 2013 update to the NDCTP discussed above. See "Item 8. Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—Asset Retirement Obligation" for further information.
ERRA Balancing Account
Rates related to fuel and purchased power are set annually based on a forecast of the costs SCE expects to incur in the following year. Actual fuel and power costs that are greater/less than the forecast are tracked in the ERRA balancing account and collected/refunded to customers in subsequent periods. In August 2012, SCE filed its annual 2013 ERRA forecast, requesting a rate increase of approximately $500 million due to a variety of factors. The 2013 ERRA forecast proceeding was deferred by the Assigned Commissioner while issues related to the San Onofre outage are under consideration in the San Onofre OII. See "—Permanent Retirement of San Onofre" above.
As a result, until November 2013, SCE continued to recover in rates amounts authorized in the 2012 ERRA proceeding which are significantly below the costs incurred. As of December 31, 2013, the fuel and power procurement-related costs were under-collected by approximately $1 billion, which SCE has recorded as a regulatory asset on the basis that such amounts are probable of recovery.
The CPUC has also established a "trigger" mechanism for the ERRA balancing account that allows for a rate adjustment if the balancing account over- or under-collection exceeds 5% of SCE's prior year generation revenue, or approximately $280 million. In July 2013, SCE triggered the mechanism and filed an application with the CPUC. Prior to the application, SCE had also filed a motion with the CPUC proposing an interim ERRA rate increase. In January 2014, the CPUC issued a proposed decision rejecting SCE's application, finding that if San Onofre had been operating normally in 2013, the undercollection would not have grown sufficiently to trigger the mechanism. SCE disagrees with the reasoning in the PD, but the procedural posture of SCE’s 2014 ERRA forecast proceeding (discussed below) renders the issue largely moot.
In October 2013, the CPUC issued a decision on SCE's 2013 ERRA forecast that approved a portion of SCE's 2013 ERRA forecast and allowed SCE to increase rates by approximately $160 million. Under the decision, SCE was required to defer collection of its forecasted net San Onofre replacement power costs (the difference between normal San Onofre costs and the San Onofre costs proposed in the 2013 ERRA forecast filing) until the resolution of such costs in the San Onofre OII proceeding. In addition, the decision directed SCE to exclude the net San Onofre costs from the ERRA trigger calculation. The decision made no determination regarding the accuracy of the methodology used to determine the net San Onofre costs or the reasonableness of the costs. Those determinations will be made in the San Onofre OII. SCE may finance deferred power procurement-related costs with commercial paper or other borrowing, subject to availability in the capital markets.

In November 2013, SCE updated its annual 2014 ERRA forecast proceeding testimony, requesting a revenue requirement increase of approximately $1.97 billion, an increase of approximately 16% over the current 2013 total revenue requirement, beginning in January 2014. In response to an administrative law judge request, SCE subsequently estimated net San Onofre replacement costs to be approximately $467 million. These costs may be removed from the final decision in the 2014 ERRA forecast proceeding and deferred until the resolution of such costs in the San Onofre OII proceeding. SCE cannot predict the outcome of the proceeding. SCE expects a decision in the first half of 2014.
2015 General Rate Case
On November 12, 2013, SCE filed its 2015 GRC application which requested a 2015 base rate revenue requirement of $6.462 billion. Subsequently, SCE reduced its requested 2015 base rate revenue requirement to $6.383 billion to remove Four Corners costs from the proposed revenue requirement due to the completion of the sale of SCE's interest. After considering the effects of sales growth, SCE's request would be a $127 million increase over currently authorized base rate revenue. If the CPUC approves the requested rate increase and allocates the increase to ratepayer groups on a system average percentage change basis, the percentage increases over current base rates and total rates are estimated to be 2% and 0.6%, respectively. The application also proposed post-test year increases in 2016 and 2017, net of sales growth, of $313 million and $319 million, respectively. The requested revenue requirement increase is driven by the need to: maintain system reliability, including investment in infrastructure maintenance and replacement, accommodate customer load growth, and ongoing operation and maintenance expenses. The application includes forecasted shutdown operating and capital expenses for San Onofre. To the extent that some or all of these expenses are funded by its nuclear decommissioning trust, SCE will not recover such costs through base rates. The application also includes a request for 2015 – 2017 capital expenditures as discussed in "—Liquidity" below. SCE's proposed schedule in the proceeding anticipates a final decision on SCE's 2015 GRC by the end of 2014. SCE cannot predict the revenue requirement the CPUC will ultimately authorize or when a final decision will be adopted.
Capital Program
Total capital expenditures (including accruals) were $3.5 billion in 2013 and $3.9 billion in 2012. The level of capital expenditures in 2013 was lower than the prior year, due to the full implementation in 2012 of the Edison SmartConnect® program, lower investments at San Onofre, lower costs on two transmission projects placed in service in 2013 and delays experienced with other transmission projects, offset by higher investment in distribution infrastructure replacement and improvement programs. SCE's capital program for 2014 – 2017 is focused primarily in the following areas:

•	Maintaining reliability and expanding the capability of SCE's transmission and distribution system through infrastructure replacements and improvements.

•
Upgrading and constructing new transmission lines and substations for system reliability and increased access to renewable energy, including the Tehachapi, Coolwater-Lugo and West of Devers transmission and substation projects.

•	Maintaining performance of SCE's natural gas, and hydro-electric generating plants.
SCE forecasts capital expenditures in the range of $15.1 billion to $17.2 billion for 2014 – 2017. Actual capital spending will be affected by: changes in regulatory, environmental and engineering design requirements; permitting and project delays; cost and availability of labor, equipment and materials; and other factors as discussed further under "—Liquidity and Capital Resources—SCE—Capital Investment Plan."
EME Chapter 11 Bankruptcy Filing
In December 2012, EME and certain of its wholly-owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. EME submitted its Plan of Reorganization in December 2013 ("December Plan of Reorganization"), which included the sale of substantially all of EME’s assets to NRG Energy, Inc. and the transfer of ownership of EME to unsecured creditors, to the Bankruptcy Court for confirmation. Under the December Plan of Reorganization, the remaining assets of EME, consisting of the NRG sale proceeds, certain EME tax benefits comprised of net operating loss and tax credit carryforwards and causes of action against Edison International or others that were not released under the December Plan of Reorganization, would have re-vested in the reorganized EME ("Reorganized EME").
In February 2014, Edison International, EME and the Consenting Noteholders entered into a Settlement Agreement pursuant to which EME amended its Plan of Reorganization to incorporate the terms of the Settlement Agreement, including extinguishing all existing claims between EME and Edison International. The Amended Plan of Reorganization, including the Settlement Agreement, is subject to the approval of the Bankruptcy Court, which is scheduled for consideration in March 2014.

Under the Amended Plan of Reorganization, EME will emerge from bankruptcy free of liabilities but will remain an indirect wholly-owned subsidiary of Edison International, which will continue to be consolidated with Edison International for income tax purposes. On the effective date of the Amended Plan of Reorganization (“Effective Date”), all of the assets and liabilities of EME that are not otherwise discharged in the bankruptcy or transferred to NRG Energy will be transferred to a newly formed trust or entity under the control of EME’s existing creditors (the “Reorganization Trust”), except for (a) EME’s income tax attributes, which will be retained by the Edison International consolidated income tax group; (b) certain tax and pension related liabilities in the approximate amount of $350 million, which are being assumed by Edison International and for substantially all of which Edison International had joint and several responsibility; and (c) EME’s indirect interest in Capistrano Wind Partners and a small hydroelectric project, which is currently a lease investment of Edison Capital that is expected to be transferred to EME prior to the closing of the settlement.
Edison International has agreed to pay to the Reorganization Trust an amount equal to 50% of EME’s federal and California income tax benefits, which were not previously paid to EME under a tax allocation agreement between Edison International and EME that expired on December 31, 2013 (“EME Tax Attributes”) and which are estimated to be approximately $1.191 billion, subject to an estimate updating procedure set forth in the Settlement Agreement that is expected to take up to approximately six months from the Effective Date. On the Effective Date, Edison International will pay the Reorganization Trust $225 million in cash and the balance will be paid in two installment payments to be made on September 30, 2015 and 2016, respectively. The amount of the two installment payments with interest of 5% per annum from the Effective Date will be fixed once the estimate of the EME Tax Attributes is completed but are currently estimated to be approximately $199 million and $210 million, respectively, including applicable interest. Assuming continuation of existing law and tax rates, Edison International also anticipates realization of the tax benefits over a period similar to the period for which it pays for them, and pending the realization of the tax benefits, Edison International will finance the settlement from existing credit lines.
EME and the Reorganization Trust will release Edison International and its subsidiaries, officers, directors, and representatives from all claims, except for those deriving from commercial arrangements between SCE and certain EME subsidiaries and for obligations arising under the Settlement Agreement. Edison International and its subsidiaries that directly and indirectly own EME will provide a similar release to EME and the Reorganization Trust. Under the Amended Plan of Reorganization, Edison International and its subsidiaries will also be beneficiaries of orders of the Bankruptcy Court releasing them from claims of third parties in EME’s bankruptcy proceeding. The Reorganization Trust is obligated to set aside $50 million in escrow to secure its obligations to Edison International under the Settlement Agreement, including its obligation to protect against liabilities, if any, not discharged in the bankruptcy for which the Reorganization Trust remains responsible. Such escrowed amount will decline over time to zero on September 30, 2016.
Approval of the Amended Plan of Reorganization, including the Settlement Agreement, is subject to the determination of the Bankruptcy Court. The final estimate of EME Tax Attributes, which will fix Edison International’s installment obligations to the Reorganization Trust, may differ materially from the current estimate. Subject to effectuation of the settlement and the final determination of the EME Tax Attributes under the Settlement Agreement, Edison International anticipates that consolidated tax benefits it will retain will exceed the sum of liabilities it will assume and payments to the Reorganization Trust by approximately $200 million, and that the transactions contemplated by the Settlement Agreement, if effectuated, will result in its recording approximately $130 million in non-core income in the first quarter of 2014, which is net of amounts recorded prior to the first quarter. Edison International has recorded deferred income tax benefits of EME, less a valuation allowance for amounts that would no longer be available upon tax deconsolidation of EME of approximately $220 million and a $150 million provision for loss related to claims filed against EME in the bankruptcy. The net impact of these items has been approximately $70 million through December 31, 2013 and recorded as part of discontinued operations.

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

The following table is a summary of SCE's results of operations for the periods indicated. The presentation below separately identifies utility earnings activities and utility cost-recovery activities:

	2013			2012			2011
(in millions)	Utility Earning Activities	Utility Cost- Recovery Activities	Total Consolidated	Utility Earning Activities	Utility Cost- Recovery Activities	Total Consolidated	Utility Earning Activities	Utility Cost- Recovery Activities	Total Consolidated
Operating revenue	$6,602	$5,960	$12,562	$6,682	$5,169	$11,851	$6,257	$4,320	$10,577
Fuel and purchased power	—	4,891	4,891	—	4,139	4,139	—	3,356	3,356
Operation and maintenance	2,348	1,068	3,416	2,518	1,026	3,544	2,423	964	3,387
Depreciation, decommissioning and amortization	1,622	—	1,622	1,562	—	1,562	1,426	—	1,426
Property and other taxes	307	—	307	296	(1)	295	285	—	285
Asset impairment and disallowances	575	—	575	32	—	32	—	—	—
Total operating expenses	4,852	5,959	10,811	4,408	5,164	9,572	4,134	4,320	8,454
Operating income	1,750	1	1,751	2,274	5	2,279	2,123	—	2,123
Interest income and other	48	—	48	94	—	94	85	—	85
Interest expense	(519)	(1)	(520)	(494)	(5)	(499)	(463)	—	(463)
Income before income taxes	1,279	—	1,279	1,874	—	1,874	1,745	—	1,745
Income tax expense	279	—	279	214	—	214	601	—	601
Net income	1,000	—	1,000	1,660	—	1,660	1,144	—	1,144
Dividends on preferred and preference stock	100	—	100	91	—	91	59	—	59
Net income available for common stock	$900	$—	$900	$1,569	$—	$1,569	$1,085	$—	$1,085
Core earnings[1]			$1,265			$1,338			$1,085
Non-core earnings
Asset impairment			(365)			—			—
2012 General Rate Case – repair deductions (2009 – 2011)			—			231			—
Total SCE GAAP earnings			$900			$1,569			$1,085

[1]	See use of non-GAAP financial measures in "Management Overview—Highlights of Operating Results."

Utility Earning Activities
2013 vs 2012
Utility earning activities were primarily affected by the following:

•	Lower operating revenue of $80 million was primarily due to the following:

•	A decrease in San Onofre-related estimated revenue of $303 million, as discussed below.

•
An increase in CPUC-related revenue of $60 million primarily related to the increase in authorized revenue to support rate base growth and operating expenses which was partially offset by the lower CPUC-adopted 2013 return on common equity and Edison SmartConnect® revenue, resulting from the full deployment of the program in 2012.

•	An increase in FERC-related revenue of $170 million primarily related to rate base growth and higher operating costs.

•	Lower operation and maintenance expense of $170 million was primarily due to the following:

•	$170 million decrease in San Onofre-related expense, as discussed below.

•	$95 million decrease in expense in 2013 due to the full deployment of the Edison SmartConnect® program in 2012.

•	$40 million decrease in severance costs due to the reductions in workforce (excluding San Onofre) that commenced in 2012.

•	$85 million of higher operating costs primarily related to information technology, safety, legal and insurance costs.

•	$45 million of planned outage costs at Mountainview, repair costs at Four Corners, and higher operating costs on CPUC- and FERC-related projects.

•
Higher depreciation, decommissioning and amortization expense of $60 million was primarily related to increased transmission and distribution investments, including capitalized software costs, offset by the impact from ceasing depreciation on the San Onofre assets, beginning in June 2013.

•	$575 million impairment charge ($365 million after tax) in 2013 related to the permanent retirement of San Onofre Units 2 and 3.

•
Lower interest income and other of $46 million primarily due to lower AFUDC equity related to lower rates and construction work in progress balances in 2013, including SCE no longer accruing AFUDC on construction work in progress balances for San Onofre, pending the outcome of the San Onofre OII. In addition, SCE had higher other expenses due to a $20 million penalty that resulted from the Malibu Fire Order Instituting Investigation settlement that was imposed by the CPUC in 2013. See "Item 8. Notes to Consolidated Financial Statements—Note 15. Interest and Other Income and Other Expenses."

•
Higher interest expense of $25 million primarily due to higher balances on long-term debt to support rate base growth and lower AFUDC debt due to lower rates and construction work in progress balances in 2013.

•
Higher income taxes of $65 million primarily due to lower income tax benefits, including lower repair deductions (as determined for income tax purposes). See "—Income Taxes" below for more information.

On June 6, 2013, SCE decided to permanently retire San Onofre Units 2 and 3 and recorded an asset impairment charge of $575 million. See "Management Overview—Permanent Retirement of San Onofre" above for more information. Excluding the asset impairment, the results of San Onofre were slightly lower in 2013 as compared to 2012. Lower revenue and operating costs at San Onofre affects SCE period-to-period results as summarized below:

•
Decrease in revenue of $303 million in 2013 related to lower operating costs (as discussed below), no longer recognizing the return on San Onofre rate base and ceasing depreciation, beginning in June 2013, pending regulatory treatment in the San Onofre OII and the scheduled refueling outage in 2012.

•
Decrease in operation and maintenance expense of $170 million primarily due to lower operating costs of $109 million resulting from the early retirement of Units 2 and 3 in June 2013 and $35 million in 2012 related to the scheduled outage at Unit 2. In addition, SCE had lower incremental inspection and repair costs of $53 million (net of SCE's share of payments received from MHI in 2012), which were not offset in revenue above, pending regulatory treatment in the San Onofre OII. These factors were partially offset by additional severance costs of $27 million ($63 million and $36 million in 2013 and 2012, respectively).

•	Decrease in depreciation of $67 million from ceasing depreciation on San Onofre beginning in June 2013.
2012 vs 2011
Utility earning activities were primarily affected by the following:

•	Higher operating revenue was primarily due to the following:

•
$375 million increase in revenue related to the implementation of the 2012 GRC decision. The decision authorized a revenue requirement increase of approximately $470 million over the 2011 authorized revenue, excluding nuclear refueling outages ($95 million of which is reflected in utility cost-recovery activities primarily related to employee benefits); and

•	$60 million increase in revenue related to authorized CPUC projects not included in SCE's GRC authorized revenue, including the Edison SmartConnect® project and the Solar Photovoltaic project.

•	Higher operation and maintenance expense due to the following:

•	$112 million in accrued severance costs from current and approved reductions in staffing;

•	$66 million in incremental inspection and repair costs related to the outages at San Onofre, net of SCE's share of payments received from MHI; and

•	$85 million of lower costs related to information technology, transmission and distribution expenses, San Onofre and benefits realized from Edison SmartConnect®.

•
Higher depreciation, decommissioning and amortization expense of $136 million was primarily related to increased generation, transmission and distribution investments, including capitalized software costs.

•	$32 million charge due to the 2012 GRC decision disallowing capitalized costs incurred as part of SCE's implementation of SAP's Enterprise Resource Planning system.

•	Higher interest expense of $31 million was primarily due to higher outstanding balances on long-term debt due to new issuances.

•
Lower income taxes primarily due to an earnings benefit resulting from the regulatory treatment adopted in the 2012 GRC for tax repair deductions for income tax purposes. See "—Income Taxes" below for more information.

•	Higher preferred and preference stock dividends of $32 million related to new issuances in 2012.
Utility Cost-Recovery Activities
2013 vs. 2012
Utility cost-recovery activities were primarily affected by the following:

•
Higher fuel and purchased power expense of $752 million was primarily driven by higher power and gas prices in 2013, partially offset by lower realized losses on economic hedging activities ($56 million in 2013 compared to $227 million in 2012) and by a $43 million credit received from the ISO for SCE’s share of a settlement between the FERC and an ISO participant.

•
Higher operation and maintenance expense of $42 million primarily due to costs for the GHG cap-and-trade program related to utility owned generation, higher costs related to transmission and distribution expenses, higher pension expenses, partially offset by lower spending on various public purpose programs.

2012 vs. 2011
Utility cost-recovery activities were primarily affected by the following:

•
Higher fuel and purchased power expense of $783 million was primarily driven by the cost to replace CDWR contracts that expired in 2011, which were not previously recorded as an SCE cost but which were included as a separate component on customer bills (see "—Supplemental Operating Revenue Information" below) and $300 million of market costs net of lower nuclear fuel costs related to the San Onofre outages in 2012 (see "Management Overview—Permanent Retirement of San Onofre" for further information).

•	Higher operation and maintenance expense of $62 million was primarily due to an increase in pension and postretirement benefit contributions.
Supplemental Operating Revenue Information
SCE's retail billed and unbilled revenue (excluding wholesale sales and balancing account over/undercollections) was $11.6 billion for 2013, $11.2 billion for 2012 and $10.0 billion for 2011.
The 2013 revenue reflects:

•	A rate increase of $435 million and a sales volume decrease of $29 million. The rate increase of $435 million is primarily due to the implementation of the 2012 GRC decision.
The 2012 revenue reflects:

•	A sales volume increase of $1.4 billion, primarily due to SCE providing power that was previously provided by CDWR contracts which expired in 2011, partially offset by

•
A rate decrease of $344 million, resulting from rate adjustments in June 2011 and August 2012, primarily reflecting lower natural gas prices and refunds to customers of over-collected fuel and power procurement-related costs.

The 2011 revenue reflects:

•	A rate decrease of $408 million resulting from a rate adjustment beginning on June 1, 2011, primarily reflecting the refund of over collected fuel and power procurement-related costs, offset by

•	A sales volume increase of $393 million primarily due to SCE providing power that was previously provided by CDWR contracts which expired in 2011, see below.
As a result of the CPUC-authorized decoupling mechanism, SCE earnings are not affected by changes in retail electricity sales (see "Item 1. Business—Overview of Ratemaking Process").
SCE remits to the California Department of Water Resources ("CDWR"), and does not recognize as revenue the amounts that SCE billed and collected from its customers for electric power purchased and sold by the CDWR to SCE's customers in 2011 as well as bond-related charges and direct access exit fees, both of which continue until 2022. These contracts were not considered a cost to SCE because SCE was acting as a limited agent to CDWR for these transactions. The amounts collected and remitted to CDWR were $1.1 billion in 2011, primarily related to the power contracts.
Income Taxes
SCE’s income tax provision increased by $65 million, or 30%, in 2013 compared to 2012. The effective tax rates were 21.8% and 11.4% for 2013 and 2012, respectively. The effective tax rate increase in 2013 was primarily due to lower tax benefits associated with repair deductions. Edison International made a voluntary election in 2009 to change its tax accounting method for certain tax repair costs incurred on SCE’s transmission, distribution and generation assets. Regulatory treatment for the 2009 – 2011 incremental repairs deductions taken after the 2009 tax accounting method change resulted in SCE recognizing a $231 earnings benefit in 2012. See "—2012 GRC Earnings Benefits from Repair Deductions" below for more information.
The CPUC requires flow-through ratemaking treatment for the current tax benefit arising from certain property-related and other temporary differences, which reverse over time. The accounting treatment for these temporary differences results in recording regulatory assets and liabilities for amounts that would otherwise be recorded to deferred income tax expense.

SCE’s income tax provision decreased by $387 million, or 64%, in 2012 compared to 2011. The effective tax rates were 11.4% and 34.4% for 2012 and 2011, respectively. The 2012 effective tax rate included the $231 million earnings benefits related to the 2009 – 2011 repair costs mentioned above as well as earnings benefits for the 2012 repair costs.
See "Item 8. Notes to Consolidated Financial Statements—Note 7. Income Taxes" for a reconciliation of the federal statutory rate of 35% to the effective income tax rates.
2012 GRC Earnings Benefit from Repair Deductions
Edison International made a voluntary election in 2009 to change its tax-accounting method for certain repair costs incurred on SCE's transmission, distribution and generation assets. Regulatory treatment for the incremental deductions taken after the 2009 election to change SCE's tax accounting method for certain repair costs was included as part of SCE's 2012 GRC. The 2012 GRC decision retained flow-through treatment of repair deductions for regulatory purposes, which resulted in SCE recognizing an earnings benefit of $231 million from these incremental deductions taken in 2009, 2010 and 2011. The earnings benefit results from recognition of a regulatory asset for recovery of deferred income taxes in future periods due to the flow-through treatment of repair deduction for income tax purposes.
For a discussion of the status of Edison International's income tax audits, see "Item 8. Notes to Consolidated Financial Statements—Note 7. Income Taxes."
Edison International Parent and Other
Results of operations for Edison International Parent and Other includes amounts from other nonutility subsidiaries that are not significant as a reportable segment, as well as intercompany eliminations.
Income from Continuing Operations
The Edison International Parent and Other loss from continuing operations in 2013 decreased $45 million from 2012 primarily due to a $37 million charge in 2012 resulting from Edison International's update to its estimated long-term California apportionment rate applicable to deferred income taxes as a result of changes related to EME and a write-down of an investment in 2012. Included in Edison International Parent and Other are earnings from Edison Capital of $24 million in 2013 and $22 million in 2012. During 2012, Edison Capital sold its lease interest in Unit No. 2 of the Beaver Valley Nuclear Plant resulting in a $31 million benefit in 2012 and an additional income tax benefit of $7 million in 2013 from a revised estimate of state income taxes related to the sale. Edison Capital's 2013 results included income from the wind down of its asset portfolio while Edison Capital's 2012 results included higher income taxes.
The results in 2012 were lower than 2011 as a result of income tax benefits in 2011 including a cumulative deferred tax adjustment related to employee benefits and a reduction in consolidated amounts for uncertain tax positions. In addition, the loss in 2012, compared to 2011, included higher operating expenses and interest costs, increases in deferred income taxes as a result of higher state apportionment rates and a write down of an investment.
Income (Loss) from Discontinued Operations (Net of Tax)
Income (loss) from discontinued operations, net of tax, was $36 million, $(1.69 billion) and $(1.08 billion) for the years ended December 31, 2013, 2012 and 2011, respectively. The 2013 income from discontinued operations reflects a revised estimate of the tax impact of expected future deconsolidation and separation of EME from Edison International. The 2012 loss reflects an earnings charge of $1.3 billion due to the full impairment of the investment in EME during the fourth quarter of 2012 as a result of the deconsolidation of EME, recognition of losses previously deferred in accumulated other comprehensive income, a provision for losses from the EME bankruptcy and estimated tax impacts related to the expected future tax deconsolidation and separation of EME from Edison International. The 2012 loss also reflects a $53 million earnings charge associated with the divestiture by Homer City of substantially all of its remaining assets and certain specified liabilities. The 2011 loss reflects an earnings charge of $1.05 billion recorded in the fourth quarter of 2011 resulting primarily from the impairment of the Homer City and other power plants and wind related charges. In addition to the charges recorded in 2012 and 2011 the increase in loss also reflects lower average realized energy and capacity prices and lower generation at the Midwest Generation plants and decreased earnings from natural gas-fired projects. For additional information, see "Item 8. Notes to Consolidated Financial Statements—Note 16. Discontinued Operations."

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
SCE expects to fund its 2014 obligations, capital expenditures and dividends through operating cash flows, tax benefits and capital market financings of debt and preferred equity, as needed. SCE also has availability under its credit facilities to fund requirements.
Available Liquidity
At December 31, 2013 SCE had $2.46 billion available under its $2.75 billion credit facility, for further details see "Item 8. Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements." As discussed in "Management Overview—ERRA Balancing Account," SCE may finance unrecovered power procurement-related costs as well as other balancing account undercollections and working capital requirements to support operations and capital expenditures with commercial paper or other borrowings, subject to availability in the capital markets.
Debt Covenant
The debt covenant in SCE's credit facility limits its debt to total capitalization ratio to less than or equal to 0.65 to 1. At December 31, 2013, SCE's debt to total capitalization ratio was 0.46 to 1.
Capital Investment Plan
SCE's forecasted capital expenditures for 2014 – 2017 include a capital forecast in the range of $15.1 billion to $17.2 billion. The range is based on an average variability of 12%. The completion of projects, the timing of expenditures, and the associated cost recovery may be affected by permitting requirements and delays, construction schedules, availability of labor, equipment and materials, financing, legal and regulatory approvals and developments, weather and other unforeseen conditions.
SCE's 2013 capital expenditures and the 2014 – 2017 capital expenditures forecast are set forth in the table below:

(in millions)	2013 Actual	2014	2015	2016	2017	2014 – 2017 Total
Transmission	$1,099	$1,024	$1,074	$946	$962	$4,006
Distribution	2,145	2,886	3,144	3,156	3,012	12,198
Generation	286	235	250	253	227	965
Total estimated capital expenditures[1]	$3,530	$4,145	$4,468	$4,355	$4,201	$17,169
Total estimated capital expenditures for 2014 – 2017 (using variability discussed above)		$3,647	$3,933	$3,850	$3,697	$15,127

[1]
Included in SCE's capital expenditures plan are projected environmental capital expenditures of approximately 15% for each year presented. The projected environmental capital expenditures are to comply with laws, regulations, and other nondiscretionary requirements.

The 2014 planned capital expenditures for projects under CPUC jurisdiction are recovered through the authorized revenue requirement in SCE's 2012 GRC or through other CPUC-authorized mechanisms. Recovery of planned capital expenditures for projects under CPUC jurisdiction beyond 2014 is subject to the outcome of the 2015 GRC or other CPUC approvals. Recovery for 2014 – 2017 planned expenditures for projects under FERC jurisdiction will be pursued through FERC-authorized mechanisms.

Transmission Projects
A summary of SCE's large transmission and substation projects during the next two years are presented below:

Project Name	Project Lifecycle Phase	Scheduled in Service Date	Direct Expenditures[1](in millions)	2014 – 2017 Forecast (in millions)
Tehachapi 1-11	In construction	Late 2016 to Mid 2017	$3,174	$966
West of Devers	In licensing	2019 – 2020	1,034	609
Coolwater-Lugo	In licensing	2018	813	531

[1]
Direct expenditures include direct labor, land and contract costs incurred for the respective projects and exclude overhead costs that are included in the capital expenditures forecasted for 2014 – 2017.

Tehachapi Project
In response to opposition from the city of Chino Hills, CPUC proceedings to reexamine construction options, including undergrounding lines for a portion of the Tehachapi Project, were initiated. On July 11, 2013, the CPUC ordered SCE to underground a 3.5 mile portion of the line that traverses Chino Hills, setting a cost estimate of $224 million ($231 million in nominal dollars) for the underground portion. The cost estimate that SCE had proposed for the underground portion of the Tehachapi Project was $360 million, which is reflected in the table above. In September 2013, SCE filed a petition with the CPUC to modify the CPUC's orders pertaining to the scope of the underground project and defer the associated cost adjustments. In January 2014, the CPUC issued a decision permitting SCE to modify the scope of the project to include the necessary voltage control equipment omitted from the earlier decision and increasing the cost estimate by an additional $23 million which is reflected in the table above. In addition to the cost increase related to the undergrounding, in October 2013, the CPUC ordered SCE to implement FAA related scope changes, such as aviation marking and lighting. The FAA related costs and additional estimate updates are also reflected in the table above. The CPUC has not yet issued a decision on what the appropriate vehicle would be to make future adjustments to the cost estimate for the project. The partial undergrounding of the transmission lines could potentially delay the completion of the Tehachapi Project and create additional costs and curtailment charges. Cost recovery for the project is subject to FERC review and approval.
West of Devers Project
West of Devers Project will upgrade SCE's existing West of Devers transmission line system by replacing a portion of the existing 220 kV transmission lines and associated structures with higher-capacity transmission lines and structures. The West of Devers project is intended to facilitate the delivery of electricity produced by new electric generation resources that are being developed or being planned in eastern Riverside County.
Coolwater-Lugo Transmission Project
The Coolwater-Lugo Project will provide additional 220 kV transmission capacity needed in the Kramer Junction and Lucerne Valley areas of San Bernardino County to alleviate an existing bottleneck in order to facilitate interconnection of current and future renewable generation projects. The Coolwater-Lugo scope primarily consists of installing new transmission lines and new substation facilities.
Distribution Projects
Distribution expenditures include projects and programs to meet customer load growth requirements, reliability and infrastructure replacement needs (including replacement of poles to meet current compliance and safety standards), information and other technology and related facility requirements (sometimes referred to as "general plant").
Generation Projects
Generation expenditures include hydro-related capital expenditures associated with infrastructure and equipment replacement and renewal of FERC operating licenses. Infrastructure expenditures include dam improvements, flowline and substation refurbishments, and powerline replacements. Equipment replacement expenditures include transformers, automation, switchgear, hydro turbine repowers, generator rewinds, and small generator replacements.

Future Energy Storage Requirements
In October of 2013, the CPUC issued a decision adopting policies and targets for energy storage procurement. Under the Energy Storage Procurement Framework and Design Program, SCE is required to procure a total of 580 MW (of the 1325 total MW for the three California investor-owned utilities) of energy storage by 2020 and to install and deliver the storage to the grid by the end of 2024. SCE may request deferment of up to 80% of its procurement targets if it can show unreasonableness of cost or lack of an operationally viable number of bids in the solicitations. SCE is required to hold competitive solicitations in 2014, 2016, 2018, and 2020. SCE is also required to file an application for procuring the specified energy storage resources before each procurement cycle and solicitation. SCE’s first Energy Storage Procurement Application will be filed on March 1, 2014 and its first energy storage solicitation will be held on December 1, 2014.
Regulatory Proceedings
Energy Efficiency Incentive Mechanism
In December 2013, the incentive awarded by the CPUC was $13.5 million for the 2011 energy efficiency program performance period and an opportunity to earn an additional $5 million in 2014 based on the results of a subsequent audit of 2011 energy efficiency programs that is expected to be performed in 2014.
For the 2012 performance period incentive, SCE will file its request for the incentives after the CPUC releases its financial and management audit reports, expected in the third quarter of 2014. SCE estimates it could be awarded an additional $16 million in 2014 for the 2012 period, pending the completion of the CPUC's financial and management audits for that program period. There is no assurance that the CPUC will make an award for any given year.
FERC Formula Rates
In November 2013, the FERC approved a settlement on SCE’s formula rate request that the FERC previously had accepted, subject to refund and settlement procedures. The settlement will determine SCE's FERC transmission revenue requirement, including its construction work in progress ("CWIP"), through December 31, 2017. The settlement provides for a base ROE of 9.30%, the previously authorized 50 basis point incentive for CAISO participation and individual, previously authorized project incentives. This results in a FERC weighted average ROE of approximately 10.45%. The settlement ROE will remain in effect until at least June 30, 2015, when the moratorium, provided for in the settlement, on modifications to the formula rate tariff ends. The transmission revenue requirement and rates that have been in effect and billed to customers since January 1, 2012, were based on a total FERC weighted average ROE of 11.1%. The settlement's provisions and adjustments resulted in retail customer refunds of approximately $178.5 million, which will be returned through lower rates to retail customers beginning in the second quarter of 2014. Under the settlement, the interim rates approved by the FERC (effective on October 1, 2013) were modified on January 1, 2014 through an annual update filing made by SCE in November 2013. The 2014 formula rate update increased the transmission revenue requirement by $32 million to $821 million, mainly due to additional transmission investment. The FERC settlement did not result in a material impact to earnings.
Dividend Restrictions
The CPUC regulates SCE's capital structure which limits the dividends it may pay Edison International. SCE may make distributions to Edison International as long as the common equity component of SCE's capital structure remains at or above the 48% on a 13-month weighted average basis. At December 31, 2013, SCE's 13-month weighted-average common equity component of total capitalization was 49.2% and the maximum additional dividend that SCE could pay to Edison International under this limitation was approximately $247 million, resulting in a restriction on net assets of approximately $11.9 billion.
During 2013, SCE made $486 million in dividend payments to its parent, Edison International. Future dividend amounts and timing of distributions are dependent upon several factors including the level of capital expenditures, operating cash flows and earnings.
Margin and Collateral Deposits
Certain derivative instruments, power procurement contracts and other contractual arrangements contain collateral requirements. Future collateral requirements may differ from the requirements at December 31, 2013, due to the addition of incremental power and energy procurement contracts with collateral requirements, if any, and the impact of changes in wholesale power and natural gas prices on SCE's contractual obligations.

Some of the power procurement contracts contain provisions that require SCE to maintain an investment grade credit rating from the major credit rating agencies. If SCE's credit rating were to fall below investment grade, SCE may be required to pay the liability or post additional collateral.
The table below provides the amount of collateral posted by SCE to its counterparties as well as the potential collateral that would be required as of December 31, 2013.

(in millions)
Collateral posted as of December 31, 2013[1]	$147
Incremental collateral requirements for power procurement contracts resulting from a potential downgrade of SCE's credit rating to below investment grade	77
Posted and potential collateral requirements[2]	$224

[1]
Collateral provided to counterparties and other brokers consisted of $10 million of cash which was offset against net derivative liabilities on the consolidated balance sheets, $19 million of cash reflected in "Other current assets" on the consolidated balance sheets and $118 million in letters of credit and surety bonds.

[2]
There would be no significant increase to SCE's total posted and potential collateral requirements based on SCE's forward positions as of December 31, 2013 due to adverse market price movements over the remaining lives of the existing power procurement contracts using a 95% confidence level.

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
As of December 31, 2013, SCE had regulatory balancing account net over-collections of $554 million, primarily consisting of $1.7 billion of overcollections related to public purpose-related and energy efficiency program costs, greenhouse gas auction revenue, and base rate differences. Over-collections for public purpose-related programs are expected to decrease as costs are incurred to fund programs established by the CPUC. Greenhouse gas auction revenue and base rate differences are anticipated to be refunded in 2014 through a rate adjustment during the second quarter of 2014. The overcollections were partially offset by under-collections of $1 billion related to fuel and power procurement-related costs (see "Management Overview—ERRA Balancing Account" for further discussion). See "Item 8. Notes to Consolidated Financial Statements—Note 11. Regulatory Assets and Liabilities" for further information.
Edison International Parent and Other
Edison International Parent and Other's liquidity and its ability to pay operating expenses and dividends to common shareholders is dependent on dividends from SCE and access to bank and capital markets. At December 31, 2013 Edison International had $1.2 billion available under its credit facility, for further details, see "Item 8. Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements." In December 2013, Edison International implemented a commercial paper program for short-term borrowings.
The debt covenant in Edison International's credit facility requires a consolidated debt to total capitalization ratio of less than or equal to 0.65 to 1. The ratio is defined in the credit agreement and generally excluded the consolidated debt and total capital of EME during the periods it was consolidated for financial reporting purposes. At December 31, 2013, Edison International's consolidated debt to total capitalization ratio was 0.45 to 1.

Historical Cash Flows
SCE

(in millions)	2013	2012	2011
Net cash provided by operating activities	$3,284	$4,086	$3,261
Net cash provided by financing activities	508	256	799
Net cash used by investing activities	(3,783)	(4,354)	(4,260)
Net increase (decrease) in cash and cash equivalents	$9	$(12)	$(200)
Net Cash Provided by Operating Activities
Net cash from operating activities decreased $802 million in 2013 compared to 2012 primarily due to the following:

•	$307 million cash outflow due to tax payments of $28 million in 2013 compared to tax receipts of $279 million in 2012.

•	$205 million decrease from balancing accounts primarily composed of:

•
$885 million decrease resulting from higher ERRA balancing account under-collections for fuel and power procurement-related costs in 2013 compared to 2012. The change in the ERRA balancing account decreased operating cash flows by $1.1 billion in 2013 compared to a decrease in operating cash flows by $257 million in 2012.

•	$210 million decrease primarily due to increased spending and lower funding of public purpose and energy efficiency programs.

•	$725 million increase primarily due to the implementation of the 2012 GRC decision which resulted in a rate increase in January 2013 to collect both the 2012 and 2013 rate changes.

•	$165 million increase resulting from an increase in GHG allowance proceeds in 2013.

•	$151 million cash outflow related to workforce reduction severance costs in 2013.

•	timing of cash receipts and disbursements related to working capital items.
Net cash from operating activities increased $825 million in 2012 compared to 2011 primarily due to the following:

•	$265 million increase from balancing accounts composed of:

•	$375 million increase resulting from actual electricity sales exceeding forecasted electricity sales primarily related to warmer weather during the summer months;

•	$150 million increase primarily due to the funding of public purpose and energy efficiency programs;

•	$110 million increase resulting from greenhouse gas emission auction proceeds; and

•
$370 million decrease resulting from lower balancing account overcollections for fuel and power procurement-related costs in 2012 when compared to 2011. The 2012 decrease in overcollections was due to lower realized power and natural gas prices compared to the amounts forecasted in rates.

•	$193 million increase resulting from a tax refund relating to the 2011 net operating loss carryback;

•
$68 million cash inflow resulting from proceeds of U.S. Treasury Grants relating to solar photovoltaic projects and other specific energy-related projects made available as a result of the American Recovery and Reinvestment Act of 2009;

•	$60 million cash inflow resulting from a security deposit received related to transmission and distribution construction; and

•	timing of cash receipts and disbursements related to working capital items.

Net Cash Provided by Financing Activities
The following table summarizes cash provided by financing activities for 2013, 2012 and 2011. Issuances of debt and preference stock are discussed in "Item 8. Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements—Long-Term Debt" and "—Note 13. Preferred and Preference Stock."

(in millions)	2013	2012	2011
Issuances of first and refunding mortgage bonds, net	$1,973	$391	$887
Payments of senior notes	(820)	(6)	(14)
Net increases (decreases) in short-term borrowings, net	(1)	(250)	419
Issuances of preference stock, net	387	804	123
Payments of common stock dividends to Edison International	(486)	(469)	(461)
Redemptions of preference stock	(400)	(75)	—
Bonds remarketed, net	195	—	—
Bonds purchased	(196)	—	(86)
Payments of preferred and preference stock dividends	(101)	(82)	(59)
Settlement of stock-based awards (facilitated by a third party)	(137)	(103)	(49)
Other	94	46	39
Net cash provided by financing activities	$508	$256	$799
Net Cash Used by Investing Activities
Cash flows from investing activities are primarily due to capital expenditures and funding of nuclear decommissioning trusts. Amounts paid for capital expenditures were $3.6 billion for 2013 and $4.1 billion for both 2012 and 2011, primarily related to transmission, distribution and generation investments. Net purchases of nuclear decommissioning trust investments and other were $334 million, $215 million and $167 million for 2013, 2012 and 2011, respectively. In addition, in 2013 SCE received $181 million for the sale of its ownership interest in Units 4 and 5 of the Four Corners Generating Station.
Edison International Parent and Other
The table below sets forth condensed historical cash flow from continuing operations for Edison International Parent and Other adjusted for the non-cash impact related to the treatment of discontinued operations.

(in millions)	2013	2012	2011
Net cash provided (used) by operating activities	$(81)	$(115)	$20
Net cash provided by financing activities	73	20	30
Net cash provided (used) by investing activities	(25)	108	5
Net increase (decrease) in cash and cash equivalents	$(33)	$13	$55
Net Cash Provided (Used) by Continuing Operating Activities
Net cash from continuing operating activities increased $34 million in 2013 compared to 2012 primarily due to the timing of payments and receipts relating to interest, operating costs and income taxes.
Net cash from continuing operating activities decreased $135 million in 2012 compared to 2011 primarily due to net tax payments of approximately $114 million in 2012 compared to net tax receipts of approximately $33 million in 2011.
Net Cash Provided by Continuing Financing Activities
Net cash provided by continuing financing activities were as follows:

(in millions)	2013	2012	2011
Dividends paid to Edison International common shareholders	$440	$424	$417
Dividends received from SCE	486	469	461

Net Cash Provided by Continuing Investing Activities
Net cash provided by continuing investing activities during 2013 relate to Edison International's investment of $25 million in equity interests of competitive energy-related businesses, including the acquisition of SoCore Energy, LLC, a distributed solar developer focused on commercial rooftop installations.
Net cash provided by continuing investing activities during 2012 related to Edison International's sale of its lease interest in Unit No. 2 of the Beaver Valley Nuclear Power Plant to a third party for $108 million.
Contractual Obligations and Contingencies
Contractual Obligations
Edison International Parent and Other and SCE's contractual obligations as of December 31, 2013, for the years 2014 through 2018 and thereafter are estimated below.

(in millions)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
SCE:
Long-term debt maturities and interest[1]	$19,271	$1,070	$1,580	$1,247	$15,374
Power purchase agreements:[2]
Renewable energy contracts	22,580	796	1,817	2,161	17,806
Qualifying facility contracts	1,429	312	548	383	186
Other power purchase agreements	5,890	1,033	1,601	1,264	1,992
Other operating lease obligations[3]	453	76	117	66	194
Purchase obligations:[4]
Other contractual obligations	1,151	123	190	226	612
Total SCE[5,6]	50,774	3,410	5,853	5,347	36,164
Edison International Parent and Other:
Long-term debt maturities and interest[1]	460	16	31	411	2
Total Edison International Parent and Other[5]	460	16	31	411	2
Total Edison International[6,7]	$51,234	$3,426	$5,884	$5,758	$36,166

[1]
For additional details, see "Item 8. Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements." Amount includes interest payments totaling $9.21 billion and $56 million over applicable period of the debt for SCE and Edison International Parent and Other, respectively.

[2]
Certain power purchase agreements entered into with independent power producers are treated as operating or capital leases. At December 31, 2013, minimum operating lease payments for power purchase agreements were $1.3 billion in 2014, $1.3 billion in 2015, $1.3 billion in 2016, $1.4 billion in 2017, $1.3 billion in 2018, and $17.6 billion for the thereafter period. At December 31, 2013, minimum capital lease payments for power purchase agreements were $33 million in 2014, $33 million 2015, $33 million for 2016, $33 million for 2017, $33 million for 2018, and $356 million for the thereafter period (amounts include executory costs and interest of $118 million and $194 million, respectively). For further discussion, see "Item 8. Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies."

[3]
At December 31, 2013, SCE's minimum other operating lease payments were primarily related to vehicles, office space and other equipment. For further discussion, see "Item 8. Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies."

[4]
For additional details, see "Item 8. Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies." At December 31, 2013, other commitments were primarily related to maintaining reliability and expanding SCE's transmission and distribution system.

[5]
At December 31, 2013, Edison International Parent and Other and SCE had estimated contributions to the pension and PBOP plans. SCE's estimated contributions are $187 million, $191 million, $218 million, and $160 million in 2014, 2015, 2016 and 2017, respectively. Edison International Parent and Other estimated contributions are $27 million, $25 million, $29 million, and $25 million for the same respective periods. The estimated contributions for Edison International and SCE are not available beyond 2017. These amounts represent estimates that are based on assumptions that are subject to change. See "Item 8. Notes to Consolidated Financial Statements—Note 8. Compensation and Benefit Plans" for further information.

[6]
At December 31, 2013, Edison International and SCE had a total net liability recorded for uncertain tax positions of $705 million and $400 million, respectively, which is excluded from the table. Edison International and SCE cannot make reliable estimates of the cash flows by period due to uncertainty surrounding the timing of resolving these open tax issues with the IRS.

[7]
The contractual obligations table does not include derivative obligations and asset retirement obligations, which are discussed in "Item 8. Notes to Consolidated Financial Statements—Note 6. Derivative Instruments and Hedging Activities," and "—Note 1. Summary of Significant Accounting Policies," respectively.

Contingencies
Edison International has a contingency related to the Potential Claims by EME and SCE has contingencies related to the Permanent Retirement of San Onofre, SED Investigations, Four Corners New Source Review Litigation, Nuclear Insurance, Wildfire Insurance and Spent Nuclear Fuel which are discussed in "Item 8. Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies."
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
As of December 31, 2013, SCE had identified 19 material sites for remediation and recorded an estimated minimum liability of $110 million. SCE expects to recover 90% of its remediation costs at certain sites. See "Item 8. Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies" for further discussion.
Off-Balance Sheet Arrangements
Edison International's indirect subsidiary, Edison Capital has one remaining leveraged lease investment and also has investments in affordable housing projects that apply the equity method of accounting. These off-balance sheet transactions are not material to Edison International's consolidated financial statements. SCE has variable interests in power purchase contracts with variable interest entities and a variable interest in unconsolidated Trust I and Trust II that issued $475 million (aggregate liquidation preference) of 5.625% and $400 million (aggregate liquidation preference) of 5.10%, trust securities, respectively, to the public, see "Item 8. Notes to Consolidated Financial Statements—Note 3. Variable Interest Entities."
Environmental Developments
For a discussion of environmental developments, see "Item 1. Business—Environmental Regulation of Edison International and Subsidiaries."
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

Interest Rate Risk
Edison International and SCE are exposed to changes in interest rates primarily as a result of its financing and short-term investing and borrowing activities used for liquidity purposes, to fund business operations and to fund capital investments. The nature and amount of Edison International and SCE's long-term and short-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. Changes in interest rates may impact SCE's authorized rate of return for the period beyond 2014, see "Item 1. Business—Overview of Ratemaking Process—CPUC" for further discussion. The following table summarizes the increase or decrease to the fair value of long-term debt including the current portion as of December 31, 2013, if the market interest rates were changed while leaving all other assumptions the same:

(in millions)	Carrying Value	Fair Value	10% Increase	10% Decrease
Edison International	$10,426	$11,084	$10,578	$11,635
SCE	10,022	10,656	10,153	11,204
Commodity Price Risk
SCE and its customers are exposed to the risk of a change in the market price of natural gas, electric power and transmission congestion. SCE's hedging program reduces exposure to variability in market prices related to SCE's purchases and sales of electric power and natural gas. SCE expects recovery of its related hedging costs through the ERRA balancing account or CPUC-approved procurement plans, and as a result, exposure to commodity price is not expected to impact earnings, but may impact timing of cash flows. SCE's hedging program reduces customer exposure to variability in market prices. As part of this program, SCE enters into energy options, swaps, forward arrangements, tolling arrangements, and congestion revenue rights ("CRRs"). The transactions are pre-approved by the CPUC or executed in compliance with CPUC-approved procurement plans.
Fair Value of Derivative Instruments
With some exceptions, derivative instruments are included in the consolidated balance sheets at fair value. Realized gains and losses from derivative instruments are expected to be recovered from or refunded to customers through regulatory mechanisms and, therefore, SCE's fair value changes have no impact on earnings. SCE does not use hedge accounting for these transactions due to this regulatory accounting treatment. For further discussion on fair value measurements and the fair value hierarchy, see "Item 8. Notes to Consolidated Financial Statements—Note 4. Fair Value Measurements."
The fair value of outstanding derivative instruments used to mitigate exposure to commodity price risk was a net liability of $821 million and $851 million at December 31, 2013 and 2012, respectively. The following table summarizes the increase or decrease to the fair values of outstanding derivative instruments included in the consolidated balance sheets as of December 31, 2013, if the electricity prices or gas prices were changed while leaving all other assumptions constant:

(in millions)	December 31, 2013
Increase in electricity prices by 10%	$233
Decrease in electricity prices by 10%	(386)
Increase in gas prices by 10%	(249)
Decrease in gas prices by 10%	56
Credit Risk
For information related to credit risks, see "Item 8. Notes to Consolidated Financial Statements—Note 6. Derivative Instruments and Hedging Activities."
Credit risk exposure from counterparties for power and gas trading activities is measured as the sum of net accounts receivable (accounts receivable less accounts payable) and the current fair value of net derivative assets (derivative assets less derivative liabilities) reflected on the consolidated balance sheets. SCE enters into master agreements which typically provide for a right of setoff. Accordingly, SCE's credit risk exposure from counterparties is based on a net exposure under these arrangements. SCE manages the credit risk on the portfolio for both rated and non-rated counterparties based on credit ratings using published ratings of counterparties and other publicly disclosed information, such as financial statements, regulatory filings, and press releases, to guide it in the process of setting credit levels, risk limits and contractual arrangements, including master netting agreements. As of December 31, 2013, the amount of balance sheet exposure as described above broken down by the credit ratings of SCE's counterparties, was as follows:

	December 31, 2013
(in millions)	Exposure[2]	Collateral	Net Exposure
S&P Credit Rating[1]
A or higher	$367	$—	$367
BBB	—	—	—
Not rated[3]	3	(3)	—
Total	$370	$(3)	$367

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
CRITICAL ACCOUNTING ESTIMATES AND POLICIES
The accounting policies described below are considered critical to obtaining an understanding of Edison International and SCE's consolidated financial statements because their application requires the use of significant estimates and judgments by management in preparing the consolidated financial statements. Management estimates and judgments are inherently uncertain and may differ significantly from actual results achieved. Management considers an accounting estimate to be critical if the estimate requires significant assumptions and changes in the estimate or, the use of alternative estimates, that could have a material impact on Edison International's results of operations or financial position. For more information on Edison International's accounting policies, see "Item 8. Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies."
Rate Regulated Enterprises
Nature of Estimate Required.    SCE follows the accounting principles for rate-regulated enterprises which are required for entities whose rates are set by regulators at levels intended to recover the estimated costs of providing service, plus a return on net investment, or rate base. Regulators may also impose certain penalties or grant certain incentives. Due to timing and other differences in the collection of revenue, these principles allow a cost that would otherwise be charged as an expense by an unregulated entity to be capitalized as a regulatory asset if it is probable that such cost is recoverable through future rates; conversely the principles allow creation of a regulatory liability for amounts collected in rates to recover costs expected to be incurred in the future or amounts collected in excess of costs incurred.
Key Assumptions and Approach Used.    SCE's management assesses at the end of each reporting period whether regulatory assets are probable of future recovery by considering factors such as the current regulatory environment, the issuance of rate orders on recovery of the specific or a similar incurred cost to SCE or other rate-regulated entities, and other factors that would indicate that the regulator will treat an incurred cost as allowable for ratemaking purposes. Using these factors, management has determined that existing regulatory assets and liabilities are probable of future recovery or settlement. This determination reflects the current regulatory climate and is subject to change in the future.
Effect if Different Assumptions Used.    Significant management judgment is required to evaluate the anticipated recovery of regulatory assets, the recognition of incentives and revenue subject to refund, as well as the anticipated cost of regulatory liabilities or penalties. If future recovery of costs ceases to be probable, all or part of the regulatory assets and liabilities would have to be written off against current period earnings. At December 31, 2013, the consolidated balance sheets included regulatory assets of $7.78 billion and regulatory liabilities of $5.76 billion. If different judgments were reached on recovery of costs and timing of income recognition, SCE's earnings may vary from the amounts reported.

Application to San Onofre
As discussed in "Management Overview—Permanent Retirement of San Onofre," on June 6, 2013, SCE decided to permanently retire San Onofre Units 2 and 3. In assessing whether to record regulatory assets as a result of the decision to retire San Onofre Units 2 and 3 early and whether to record liabilities for refunds to customers, SCE considered the interrelationship of recovery of costs and refunds to customers for accounting purposes, as such matters are being considered by the CPUC on a consolidated basis in the San Onofre OII. SCE considered a number of potential outcomes for the matters being considered by the CPUC in the San Onofre OII, none of which are assured, but a number of which in SCE's opinion appeared to be more likely than a number of other outcomes. SCE considered the likelihood of outcomes to determine the amount deemed probable of recovery. These outcomes included a number of variables, including recovery of and return on the components of SCE's net investment, and the potential for refunds to customers for either substitute power or operating costs occurring over different time periods. SCE also included in its consideration of possible outcomes, the requirement under GAAP to discount future cash flows from recovery of assets without a return at its incremental borrowing rate. As a result of the assessment, SCE reclassified $1,521 million of its total investment in San Onofre at May 31, 2013 as a regulatory asset and recorded an impairment charge of $575 million.
SCE's judgment that the San Onofre Regulatory Asset recorded at December 31, 2013 is probable, though not certain, of recovery is based on SCE's knowledge of the facts and judgment in applying relevant regulatory principles to the issues under review in the OII proceeding and in accordance with GAAP. Such judgment is subject to considerable uncertainty, and regulatory principles and precedents are not necessarily binding and are capable of interpretation. The amount recorded for the San Onofre Regulatory Asset at December 31, 2013, is subject to change based upon future developments and the application of SCE's judgment to those events. See "Management Overview—Permanent Retirement of San Onofre" for further discussion.
Accounting for Contingencies, Guarantees and Indemnities
Nature of Estimates Required.    Edison International and SCE record loss contingencies when management determines that the outcome of future events is probable of occurring and when the amount of the loss can be reasonably estimated. When a guarantee or indemnification subject to authoritative guidance is entered into, Edison International and SCE record a liability for the estimated fair value of the underlying guarantee or indemnification. Gain contingencies are recognized in the financial statements when they are realized.
Key Assumptions and Approach Used.    The determination of a reserve for a loss contingency is based on management judgment and estimates with respect to the likely outcome of the matter, including the analysis of different scenarios. Liabilities are recorded or adjusted when events or circumstances cause these judgments or estimates to change. In assessing whether a loss is a reasonable possibility, Edison International and SCE may consider the following factors, among others: the nature of the litigation, claim or assessment, available information, opinions or views of legal counsel and other advisors, and the experience gained from similar cases. Edison International and SCE provide disclosures for material contingencies when there is a reasonable possibility that a loss or an additional loss may be incurred. Some guarantees and indemnifications could have a significant financial impact under certain circumstances, and management also considers the probability of such circumstances occurring when estimating the fair value.
Effect if Different Assumptions Used.    Actual amounts realized upon settlement of contingencies may be different than amounts recorded and disclosed and could have a significant impact on the liabilities, revenue and expenses recorded on the consolidated financial statements. In addition, for guarantees and indemnities actual results may differ from the amounts recorded and disclosed and could have a significant impact on Edison International's and SCE's consolidated financial statements. For a discussion of contingencies, guarantees and indemnities, see "Item 8. Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies."
Potential Claims by EME
In December 2012, EME and certain of its wholly-owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. EME's December Plan of Reorganization, which included the sale of substantially all of EME’s assets to NRG Energy, Inc. and the transfer of ownership of EME to unsecured creditors to the Bankruptcy Court for confirmation in December 2013. Under the December Plan of Reorganization, the remaining assets of EME would include causes of action against Edison International that were not released under the December Plan of Reorganization and would have re-vested in Reorganized EME.
Under the Internal Revenue Code and applicable state statutes, Edison International Parent is jointly liable for qualified retirement plans and federal and specific state tax liabilities. As a result of the deconsolidation and the existence of joint liabilities, Edison International has recorded liabilities at December 31, 2013 of $325 million for qualified retirement plans related to plan participants of EME and joint tax liabilities. Under the qualified plan documents and tax allocation agreements, EME is obligated to pay for such liabilities and, accordingly, at December 31, 2013 Edison International has recorded corresponding receivables from EME.
The outcome of the EME bankruptcy proceeding as well as any litigation brought by EME against Edison International is uncertain. Accordingly, management judgment was required to assess the collectability of the receivables recorded and outcome of the bankruptcy proceeding. At December 31, 2013, management concluded that it is probable that a loss would be incurred and has recorded an estimated loss of $150 million. The outcome of the EME bankruptcy could result in losses different than the amounts recorded by Edison International and such amounts could be material.
In February 2014, Edison International, EME and the Consenting Noteholders entered into a Settlement Agreement pursuant to which EME amended its Plan of Reorganization. The Amended Plan of Reorganization, including the Settlement Agreement, is subject to the approval of the Bankruptcy Court. See "Management Overview—EME Chapter 11 Bankruptcy Filing" for further information.
Nuclear Decommissioning – Asset Retirement Obligation
Key Assumptions and Approach Used.    The liability to decommission SCE's nuclear power facilities is based on decommissioning studies performed in 2010 for Palo Verde and a 2013 updated decommissioning cost estimate for the retirement of both San Onofre Units 2 and 3. See "Management Overview—Permanent Retirement of San Onofre" for further discussion of the plans for decommissioning of San Onofre. The studies estimate that SCE will spend approximately $7.1 billion through 2053 to decommission San Onofre and Palo Verde. Decommissioning cost estimates are updated in each Nuclear Decommissioning Triennial Proceeding. The current ARO estimates for San Onofre and Palo Verde are based on the assumptions from these decommissioning studies:

•	Decommissioning Costs. The estimated costs for labor, dismantling and disposal costs, depth of site remediation, energy and miscellaneous costs.

•
Escalation Rates. Annual escalation rates are used to convert the decommissioning cost estimates in base year dollars to decommissioning cost estimates in future-year dollars. Escalation rates are primarily used for labor, material, equipment, energy and low level radioactive waste burial costs. SCE's current estimate is based on SCE's decommissioning cost methodology used for ratemaking purposes, escalated at rates ranging from 1.5% to 7.3% (depending on the cost element) annually.

•
Timing. Cost estimates for Palo Verde are based on an assumption that decommissioning will commence promptly after the current NRC operating licenses expire. The Palo Verde 1, 2, 3 operating licenses currently expire in 2045, 2046 and 2047 respectively. Cost estimates for San Onofre are based on an assumption that decommissioning will commence in 2014. For further information, see "Management Overview—Permanent Retirement of San Onofre."

•
Spent Fuel Dry Storage Costs. Cost estimates are based on an assumption that the DOE will begin to take spent fuel in 2024, and will remove the last spent fuel from the San Onofre and Palo Verde sites by 2051 and 2076, respectively. Costs for spent fuel monitoring are included until 2051 and 2076, respectively.

•	Changes in decommissioning technology, regulation, and economics. The current cost studies assume the use of current technologies under current regulations and at current cost levels.
Effect if Different Assumptions Used.    The ARO for decommissioning SCE's nuclear facilities was $3.3 billion at December 31, 2013. As discussed in "Management Overview—Permanent Retirement of San Onofre" SCE expects to complete an updated site-specific decommissioning plan for San Onofre by the end of 2014 which once received may result in material revisions to the recorded ARO liability. Changes in the estimated costs or timing of decommissioning, or in the assumptions and judgments by management underlying these estimates, could cause material revisions to the estimated total cost to decommission these facilities which could have a material effect on the recorded liability and related regulatory asset.
The following table illustrates the increase to the ARO and regulatory asset if the escalation rate was adjusted while leaving all other assumptions constant:

(in millions)	Increase to ARO and Regulatory Asset at December 31, 2013
Uniform increase in escalation rate of 100 basis points	$394

Pensions and Postretirement Benefits Other than Pensions
Nature of Estimate Required.    Authoritative accounting guidance requires companies to recognize the overfunded or underfunded status of defined benefit pension and other postretirement plans as assets and liabilities in the balance sheet; the assets and/or liabilities are normally offset through other comprehensive income (loss). In accordance with authoritative guidance for rate-regulated enterprises, regulatory assets and liabilities are recorded instead of charges and credits to other comprehensive income (loss) for its postretirement benefit plans that are recoverable in utility rates. Edison International and SCE have a fiscal year-end measurement date for all of its postretirement plans.
Key Assumptions of Approach Used.    Pension and other postretirement obligations and the related effects on results of operations are calculated using actuarial models. Two critical assumptions, discount rate and expected return on assets, are important elements of plan expense and liability measurement. Additionally, health care cost trend rates are critical assumptions for postretirement health care plans. These critical assumptions are evaluated at least annually. Other assumptions, which require management judgment, such as rate of compensation increases, rates of retirement, mortality and turnover, are evaluated periodically and updated to reflect actual experience.
As of December 31, 2013, Edison International's and SCE's pension plans had a $4.2 billion and $3.7 billion benefit obligation, respectively, and total 2013 expense for these plans was $188 million and $176 million, respectively. As of December 31, 2013, the benefit obligation for both Edison International's and SCE's PBOP plans was $2.2 billion and total 2013 expense for Edison International's and SCE's plans were $32 million and $31 million, respectively. Annual contributions made to most of SCE's pension plans are currently recovered through CPUC-approved regulatory mechanisms and are expected to be, at a minimum, equal to the related annual expense.
Edison International and SCE used the following critical assumptions to determine expense for pension and other postretirement benefit for 2013:

(in millions)	Pension Plans	Postretirement Benefits Other than Pensions
Discount rate[1]	4.13%	4.25%
Expected long-term return on plan assets[2]	7.0%	6.7%
Assumed health care cost trend rates[3]	*	8.5%

*	Not applicable to pension plans.

[1]
The discount rate enables Edison International and SCE to state expected future cash flows at a present value on the measurement date. Edison International and SCE select its discount rate by performing a yield curve analysis. This analysis determines the equivalent discount rate on projected cash flows, matching the timing and amount of expected benefit payments. The AON-Hewitt yield curve is considered in determining the discount rate.

[2]
To determine the expected long-term rate of return on pension plan assets, current and expected asset allocations are considered, as well as historical and expected returns on plan assets. A portion of PBOP trusts asset returns are subject to taxation, so the 6.7% rate of return on plan assets above is determined on an after-tax basis. Actual time-weighted, annualized returns on the pension plan assets were 16.6%, 14.5% and 7.8% for the one-year, five-year and ten-year periods ended December 31, 2013, respectively. Actual time-weighted, annualized returns on the PBOP plan assets were 18.6%, 13.7%, and 6.5% over these same periods. Accounting principles provide that differences between expected and actual returns are recognized over the average future service of employees.

[3]	The health care cost trend rate gradually declines to 5.0% for 2020 and beyond.
Pension expense is recorded for SCE based on the amount funded to the trusts, as calculated using an actuarial method required for ratemaking purposes, in which the impact of market volatility on plan assets is recognized in earnings on a more gradual basis. Any difference between pension expense calculated in accordance with ratemaking methods and pension expense calculated in accordance with authoritative accounting guidance for pension is accumulated as a regulatory asset or liability, and is expected, over time, to be recovered from or returned to customers. As of December 31, 2013, this cumulative difference amounted to a regulatory asset of $177 million, meaning that the accounting method has recognized more in expense than the ratemaking method since implementation of authoritative guidance for employers' accounting for pensions in 1987.

As of December 31, 2013, Edison International and SCE both had unrecognized pension costs of $383 million, and unrecognized PBOP costs of $19 million and $15 million, respectively. The unrecognized pension and PBOP costs primarily consisted of the cumulative impact of the reduced discount rates on the respective benefit obligations and the cumulative difference between the expected and actual rate of return on plan assets. Of these deferred costs, $353 million of SCE's pension costs and $15 million of SCE's PBOP costs are recorded as regulatory assets, an offset to the underfunded liabilities of these plans, and will be amortized to expense over the average expected future service of employees.
Edison International's and SCE's pension and PBOP plans are subject to limits established for federal tax deductibility. SCE funds its pension and PBOP plans in accordance with amounts allowed by the CPUC. Executive pension plans and competitive power generation PBOP plans have no plan assets.
Effect if Different Assumptions Used.    Changes in the estimated costs or timing of pension and other postretirement benefit obligations, or the assumptions and judgments used by management underlying these estimates, could have a material effect on the recorded expenses and liabilities.
The following table summarizes the increase or (decrease) to projected benefit obligation for pension and the accumulated benefit obligation for PBOP if the discount rate were changed while leaving all other assumptions constant:

	Edison International		SCE
(in millions)	Increase in discount rate by 1%	Decrease in discount rate by 1%	Increase in discount rate by 1%	Decrease in discount rate by 1%
Change to projected benefit obligation for pension	$(396)	$439	$(335)	$368
Change to accumulated benefit obligation for PBOP	(282)	318	(281)	317
A one percentage point increase in the expected rate of return on pension plan assets would decrease both Edison International's and SCE's current year expense by $32 million and a one percentage point increase in the expected rate of return on PBOP plan assets would decrease both Edison International's and SCE's current year expense by $17 million.
The following table summarizes the increase or (decrease) to accumulated benefit obligation and annual aggregate service and interest costs for PBOP if the health care cost trend rate was changed while leaving all other assumptions constant:

	Edison International		SCE
(in millions)	Increase in health care cost trend rate by 1%	Decrease in health care cost trend rate by 1%	Increase in health care cost trend rate by 1%	Decrease in health care cost trend rate by 1%
Change to accumulated benefit obligation for PBOP	$229	$(191)	$228	$(190)
Change to annual aggregate service and interest costs	11	(9)	11	(9)
Income Taxes
Nature of Estimates Required.    As part of the process of preparing its consolidated financial statements, Edison International and SCE are required to estimate income taxes for each jurisdiction in which they operate. This process involves estimating actual current period tax expense together with assessing temporary differences resulting from differing treatment of items, such as depreciation, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within Edison International and SCE's consolidated balance sheets, including net operating loss and tax credit carryforwards that can be used to reduce liabilities in future periods.
Edison International and SCE takes certain tax positions they believe are in accordance with the applicable tax laws. However, these tax positions are subject to interpretation by the IRS, state tax authorities and the courts. Edison International and SCE determine uncertain tax positions in accordance with the authoritative guidance.
Key Assumptions and Approach Used.    Accounting for tax obligations requires management judgment. Edison International and SCE's management uses judgment in determining whether the evidence indicates it is more likely than not, based solely on the technical merits, that a tax position will be sustained, and to determine the amount of tax benefits to be recognized. Judgment is also used in determining the likelihood a tax position will be settled and possible settlement outcomes. In assessing uncertain tax positions Edison International and SCE consider, among others, the following factors: the facts and circumstances of the position, regulations, rulings, and case law, opinions or views of legal counsel and other advisers, and the experience gained from similar tax positions. Edison International and SCE's management evaluates uncertain tax positions at the end of each reporting period and makes adjustments when warranted based on changes in fact or law.
Effect if Different Assumptions Used.    Actual income taxes may differ from the estimated amounts which could have a significant impact on the liabilities, revenue and expenses recorded in the financial statements. Edison International and SCE continue to be under audit or subject to audit for multiple years in various jurisdictions. Significant judgment is required to determine the tax treatment of particular tax positions that involve interpretations of complex tax laws. A tax liability has been recorded with respect to tax positions in which the outcome is uncertain and the effect is estimable. Such liabilities are based on judgment and a final determination could take many years from the time the liability is recorded. Furthermore, settlement of tax positions included in open tax years may be resolved by compromises of tax positions based on current factors and business considerations that may result in material adjustments to income taxes previously estimated.
Application to Net Operating Loss and Tax Credit Carryforwards
At December 31, 2013, Edison International has net operating losses and tax credit carryforwards of $2.2 billion. Under federal and California tax regulations, a tax deconsolidation of EME in future periods as provided for in EME's December Plan of Reorganization, would result in EME retaining a portion of such carryforward tax benefits and reducing the amounts that Edison International would be eligible to use in future periods. As a result, Edison International has recorded a valuation allowance equal to the estimated amount of such tax benefits as of December 31, 2013 as calculated under the applicable federal and California tax regulations.
In February 2014, Edison International, EME and the Consenting Noteholders entered into a Settlement Agreement pursuant to which EME has amended its Plan of Reorganization. The Amended Plan of Reorganization, including the Settlement Agreement, is subject to the approval of the Bankruptcy Court. Under the Settlement Agreement, Edison International would retain all of EME’s carryforward tax benefits. As this agreement was entered into in 2014 and is subject to approval by the Bankruptcy Court, it is accounted for as a subsequent event under GAAP and not reflected in the 2013 financial statements (referred as a "Type II" subsequent event) and for which disclosure is required. See "Management Overview—EME Chapter 11 Bankruptcy Filing" for further information.
NEW ACCOUNTING GUIDANCE
New accounting guidance is discussed in "Item 8. Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—New Accounting Guidance."
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information responding to Item 7A is included in the MD&A under the headings "Market Risk Exposures"
ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Edison International

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, changes in equity and cash flows present fairly, in all material respects, the financial position of Edison International and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15 (a) (2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
February 25, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholder of Southern California Edison Company

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, changes in equity and cash flows present fairly, in all material respects, the financial position of Southern California Edison Company and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 25, 2014

Consolidated Statements of Income	Edison International

	Years ended December 31,
(in millions, except per-share amounts)	2013	2012	2011
Total operating revenue	$12,581	$11,862	$10,588
Fuel	324	308	367
Purchased power	4,567	3,831	2,989
Operation and maintenance	3,782	3,904	3,718
Depreciation, decommissioning and amortization	1,622	1,562	1,427
Asset impairments, disallowances and other	571	(28)	26
Total operating expenses	10,866	9,577	8,527
Operating income	1,715	2,285	2,061
Interest and other income	124	149	147
Interest expense	(544)	(521)	(485)
Other expenses	(74)	(52)	(55)
Income from continuing operations before income taxes	1,221	1,861	1,668
Income tax expense	242	267	568
Income from continuing operations	979	1,594	1,100
Income (loss) from discontinued operations, net of tax	36	(1,686)	(1,078)
Net income (loss)	1,015	(92)	22
Dividends on preferred and preference stock of utility	100	91	59
Net income (loss) attributable to Edison International common shareholders	$915	$(183)	$(37)
Amounts attributable to Edison International common shareholders:
Income from continuing operations, net of tax	$879	$1,503	$1,041
Income (loss) from discontinued operations, net of tax	36	(1,686)	(1,078)
Net income (loss) attributable to Edison International common shareholders	$915	$(183)	$(37)
Basic earnings (loss) per common share attributable to Edison International common shareholders:
Weighted-average shares of common stock outstanding	326	326	326
Continuing operations	$2.70	$4.61	$3.20
Discontinued operations	0.11	(5.17)	(3.31)
Total	2.81	$(0.56)	$(0.11)
Diluted earnings (loss) per common share attributable to Edison International common shareholders:
Weighted-average shares of common stock outstanding, including effect of dilutive securities	329	330	329
Continuing operations	$2.67	$4.55	$3.17
Discontinued operations	0.11	(5.11)	(3.28)
Total	$2.78	$(0.56)	$(0.11)
Dividends declared per common share	$1.3675	$1.3125	$1.285
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income	Edison International

	Years ended December 31,
(in millions)	2013	2012	2011
Net income (loss)	$1,015	$(92)	$22
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits other than pensions:
Net gain (loss) arising during the period plus amortization, net of income tax expense (benefit) of $13, $30 and $(9) for the years ended December 31, 2013, 2012 and 2011, respectively	72	13	(13)
Prior service cost arising during the period plus amortization, net of income tax expense of $3 for the year ended December 31, 2012	—	5	—
Unrealized gain (loss) on derivatives qualified as cash flow hedges:
Unrealized holding loss arising during the period, net of income tax benefit of $15 and $7 for the years ended December 31, 2012 and 2011, respectively	—	(21)	(12)
Reclassification adjustments included in net income (loss), net of income tax expense (benefit) of $37 and $(25) for the years ended December 31, 2012 and 2011, respectively	—	55	(38)
Other, net of income tax expense of $1 for the year ended December 31, 2013	2	—	—
Other comprehensive income (loss)	74	52	(63)
Comprehensive income (loss)	1,089	(40)	(41)
Less: Comprehensive income attributable to noncontrolling interests	100	91	59
Comprehensive income (loss) attributable to Edison International	$989	$(131)	$(100)

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

	December 31,
(in millions)	2013	2012
ASSETS
Cash and cash equivalents	$146	$170
Receivables, less allowances of $66 and $75 for uncollectible accounts at respective dates	838	762
Accrued unbilled revenue	596	550
Inventory	256	340
Derivative assets	122	129
Regulatory assets	538	572
Deferred income taxes	421	—
Other current assets	395	149
Total current assets	3,312	2,672
Nuclear decommissioning trusts	4,494	4,048
Other investments	207	186
Total investments	4,701	4,234
Utility property, plant and equipment, less accumulated depreciation of $7,493 and $7,424 at respective dates	30,379	30,200
Nonutility property, plant and equipment, less accumulated depreciation of $74 and $123 at respective dates	76	73
Total property, plant and equipment	30,455	30,273
Derivative assets	251	85
Regulatory assets	7,241	6,422
Other long-term assets	686	708
Total long-term assets	8,178	7,215

Total assets	$46,646	$44,394

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

	December 31,
(in millions, except share amounts)	2013	2012
LIABILITIES AND EQUITY
Short-term debt	$209	$175
Current portion of long-term debt	601	—
Accounts payable	1,407	1,423
Accrued taxes	358	61
Customer deposits	201	193
Derivative liabilities	152	126
Regulatory liabilities	767	536
Deferred income taxes	—	64
Other current liabilities	1,186	1,166
Total current liabilities	4,881	3,744
Long-term debt	9,825	9,231
Deferred income taxes and credits	7,346	6,231
Derivative liabilities	1,042	939
Pensions and benefits	1,378	2,614
Asset retirement obligations	3,418	2,782
Regulatory liabilities	4,995	5,214
Other deferred credits and other long-term liabilities	2,070	2,448
Total deferred credits and other liabilities	20,249	20,228
Total liabilities	34,955	33,203
Commitments and contingencies (Note 12)
Common stock, no par value (800,000,000 shares authorized; 325,811,206 shares issued and outstanding at each date)	2,403	2,373
Accumulated other comprehensive loss	(13)	(87)
Retained earnings	7,548	7,146
Total Edison International's common shareholders' equity	9,938	9,432
Preferred and preference stock of utility	1,753	1,759
Total noncontrolling interests	1,753	1,759
Total equity	11,691	11,191

Total liabilities and equity	$46,646	$44,394

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Edison International
	Years ended December 31,
(in millions)	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$1,015	$(92)	$22
Less: Income (loss) from discontinued operations	36	(1,686)	(1,078)
Income from continuing operations	979	1,594	1,100
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, decommissioning and amortization	1,622	1,562	1,427
Regulatory impacts of net nuclear decommissioning trust earnings	312	192	146
Asset impairment	575	—	—
Deferred income taxes and investment tax credits	345	141	708
Other	88	138	175
Changes in operating assets and liabilities:
Receivables	(56)	(13)	(46)
Inventory	80	10	(18)
Accounts payable	45	14	45
Other current assets and liabilities	(247)	303	(79)
Derivative assets and liabilities, net	(30)	262	382
Regulatory assets and liabilities, net	(322)	(314)	(1,080)
Other noncurrent assets and liabilities	(188)	82	521
Operating cash flows from continuing operations	3,203	3,971	3,281
Operating cash flows from discontinued operations, net	—	(637)	625
Net cash provided by operating activities	3,203	3,334	3,906
Cash flows from financing activities:
Long-term debt issued, net of premium, discount, and issuance costs of $18, $4 and $9 at respective periods	1,973	391	887
Long-term debt matured or repurchased	(1,017)	(6)	(100)
Bonds remarketed, net	195	—	—
Preference stock issued, net	387	804	123
Preference stock redeemed	(400)	(75)	—
Short-term debt financing, net	32	(264)	410
Settlements of stock-based compensation, net	(48)	(68)	(15)
Dividends to noncontrolling interests	(101)	(82)	(59)
Dividends paid	(440)	(424)	(417)
Financing cash flows from continuing operations	581	276	829
Financing cash flows from discontinued operations, net	—	374	278
Net cash provided by financing activities	581	650	1,107
Cash flows from investing activities:
Capital expenditures	(3,599)	(4,149)	(4,122)
Proceeds from sale of nuclear decommissioning trust investments	5,617	2,122	2,773
Purchases of nuclear decommissioning trust investments and other	(5,951)	(2,337)	(2,940)
Proceeds from sale of assets	181	114	—
Other	(56)	4	34
Investing cash flows from continuing operations	(3,808)	(4,246)	(4,255)
Investing cash flows from discontinued operations, net	—	(1,037)	(678)
Net cash used by investing activities	(3,808)	(5,283)	(4,933)
Net increase (decrease) in cash and cash equivalents	(24)	(1,299)	80
Cash and cash equivalents at beginning of year	170	1,469	1,389
Cash and cash equivalents at end of year	146	170	1,469
Cash and cash equivalents from discontinued operations	—	—	1,300
Cash and cash equivalents from continuing operations	$146	$170	$169

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Equity						Edison International

	Equity Attributable to Edison International				Noncontrolling Interests
(in millions)	Common Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Subtotal	Other	Preferred and Preference Stock	Total Equity
Balance at December 31, 2010	$2,331	$(76)	$8,328	$10,583	$4	$907	$11,494
Net income (loss)	—	—	(37)	(37)	—	59	22
Other comprehensive loss	—	(63)	—	(63)	—	—	(63)
Common stock dividends declared ($1.285 per share)	—	—	(419)	(419)	—	—	(419)
Dividends, distributions to noncontrolling interests and other	—	—	—	—	(2)	(59)	(61)
Stock-based compensation and other	14	—	(34)	(20)	—	—	(20)
Noncash stock-based compensation and other	30	—	(4)	26	—	(1)	25
Purchase of noncontrolling interests	(15)	—	—	(15)	—	—	(15)
Issuance of preference stock	—	—	—	—	—	123	123
Balance at December 31, 2011	$2,360	$(139)	$7,834	$10,055	$2	$1,029	$11,086
Net income (loss)	—	—	(183)	(183)	—	91	(92)
Other comprehensive income	—	52	—	52	—	—	52
Transfer of assets to Capistrano Wind Partners	(21)	—	—	(21)	—	—	(21)
Common stock dividends declared ($1.325 per share)	—	—	(428)	(428)	—	—	(428)
Dividends, distributions to noncontrolling interests and other	—	—	—	—	(2)	(91)	(93)
Stock-based compensation and other	(3)	—	(77)	(80)	—	—	(80)
Noncash stock-based compensation and other	37	—	1	38	—	—	38
Issuance of preference stock	—	—	—	—	—	804	804
Redemption of preference stock	—	—	(1)	(1)	—	(74)	(75)
Balance at December 31, 2012	$2,373	$(87)	$7,146	$9,432	$—	$1,759	$11,191
Net income	—	—	915	915	—	100	1,015
Other comprehensive income	—	74	—	74	—	—	74
Common stock dividends declared ($1.3675 per share)	—	—	(446)	(446)	—	—	(446)
Dividends, distributions to noncontrolling interests	—	—	—	—	—	(100)	(100)
Stock-based compensation and other	5	—	(53)	(48)	—	—	(48)
Noncash stock-based compensation and other	25	—	(6)	19	—	(1)	18
Issuance of preference stock	—	—	—	—	—	387	387
Redemption of preference stock	—	—	(8)	(8)	—	(392)	(400)
Balance at December 31, 2013	$2,403	$(13)	$7,548	$9,938	$—	$1,753	$11,691

The accompanying notes are an integral part of these consolidated financial statements.

(This page has been left blank intentionally.)

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income	Southern California Edison Company

	Years ended December 31,
(in millions)	2013	2012	2011
Operating revenue	$12,562	$11,851	$10,577
Fuel	324	308	367
Purchased power	4,567	3,831	2,989
Operation and maintenance	3,416	3,544	3,387
Depreciation, decommissioning and amortization	1,622	1,562	1,426
Property and other taxes	307	295	285
Asset impairment and disallowances	575	32	—
Total operating expenses	10,811	9,572	8,454
Operating income	1,751	2,279	2,123
Interest and other income	122	144	140
Interest expense	(520)	(499)	(463)
Other expenses	(74)	(50)	(55)
Income before income taxes	1,279	1,874	1,745
Income tax expense	279	214	601
Net income	1,000	1,660	1,144
Less: Dividends on preferred and preference stock	100	91	59
Net income available for common stock	$900	$1,569	$1,085

Consolidated Statements of Comprehensive Income

	Years ended December 31,
(in millions)	2013	2012	2011
Net income	$1,000	$1,660	$1,144
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits other than pensions:
Net gain (loss) arising during period plus amortization, net of income tax expense (benefit) of $9, $(3) and less than a million for 2013, 2012 and 2011, respectively	16	(5)	1
Other, net of income tax expense of $1 for the year ended December 31, 2013	2	—	—
Other comprehensive income (loss)	18	(5)	1
Comprehensive income	$1,018	$1,655	$1,145

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

	December 31,
(in millions)	2013	2012
ASSETS
Cash and cash equivalents	$54	$45
Receivables, less allowances of $66 and $75 for uncollectible accounts at respective dates	813	755
Accrued unbilled revenue	596	550
Inventory	256	340
Derivative assets	122	129
Regulatory assets	538	572
Deferred income taxes	303	—
Other current assets	393	171
Total current assets	3,075	2,562
Nuclear decommissioning trusts	4,494	4,048
Other investments	140	116
Total investments	4,634	4,164
Utility property, plant and equipment, less accumulated depreciation of $7,493 and $7,424 at respective dates	30,379	30,200
Nonutility property, plant and equipment, less accumulated depreciation of $70 and $117 at respective dates	72	70
Total property, plant and equipment	30,451	30,270
Derivative assets	251	85
Regulatory assets	7,241	6,422
Other long-term assets	398	531
Total long-term assets	7,890	7,038

Total assets	$46,050	$44,034

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

	December 31,
(in millions, except share amounts)	2013	2012
LIABILITIES AND EQUITY
Short-term debt	$175	$175
Current portion of long-term debt	600	—
Accounts payable	1,373	1,297
Customer deposits	201	193
Derivative liabilities	152	126
Regulatory liabilities	767	536
Deferred income taxes	39	81
Other current liabilities	1,091	1,105
Total current liabilities	4,398	3,513
Long-term debt	9,422	8,828
Deferred income taxes and credits	7,841	6,773
Derivative liabilities	1,042	939
Pensions and benefits	951	2,245
Asset retirement obligations	3,418	2,782
Regulatory liabilities	4,995	5,214
Other deferred credits and other long-term liabilities	1,845	1,997
Total deferred credits and other liabilities	20,092	19,950
Total liabilities	33,912	32,291
Commitments and contingencies (Note 12)
Common stock, no par value (560,000,000 shares authorized; 434,888,104 shares issued and outstanding at each date)	2,168	2,168
Additional paid-in capital	592	581
Accumulated other comprehensive loss	(11)	(29)
Retained earnings	7,594	7,228
Total common shareholder's equity	10,343	9,948
Preferred and preference stock	1,795	1,795
Total equity	12,138	11,743
Total liabilities and equity	$46,050	$44,034

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Southern California Edison Company

	Years ended December 31,
(in millions)	2013	2012	2011
Cash flows from operating activities:
Net income	$1,000	$1,660	$1,144
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, decommissioning and amortization	1,622	1,562	1,426
Regulatory impacts of net nuclear decommissioning trust earnings	312	192	146
Asset impairment	575	—	—
Deferred income taxes and investment tax credits	420	256	852
Other	86	189	148
Changes in operating assets and liabilities:
Receivables	(57)	(23)	(44)
Inventory	80	10	(18)
Accounts payable	59	(9)	11
Other current assets and liabilities	(264)	368	(219)
Derivative assets and liabilities, net	(30)	(86)	730
Regulatory assets and liabilities, net	(322)	34	(1,428)
Other noncurrent assets and liabilities	(197)	(67)	513
Net cash provided by operating activities	3,284	4,086	3,261
Cash flows from financing activities:
Long-term debt issued, net of premium, discount, and issuance costs of $18, $4 and $9 at respective periods	1,973	391	887
Long-term debt matured or repurchased	(1,016)	(6)	(100)
Bonds remarketed, net	195	—	—
Preference stock issued, net	387	804	123
Preference stock redeemed	(400)	(75)	—
Short-term debt financing, net	(1)	(250)	419
Settlements of stock-based compensation, net	(43)	(57)	(10)
Dividends paid	(587)	(551)	(520)
Net cash provided by financing activities	508	256	799
Cash flows from investing activities:
Capital expenditures	(3,598)	(4,149)	(4,122)
Proceeds from sale of nuclear decommissioning trust investments	5,617	2,122	2,773
Purchases of nuclear decommissioning trust investments and other	(5,951)	(2,337)	(2,940)
Proceeds from sale of assets	181	—	—
Other	(32)	10	29
Net cash used by investing activities	(3,783)	(4,354)	(4,260)
Net increase (decrease) in cash and cash equivalents	9	(12)	(200)
Cash and cash equivalents, beginning of year	45	57	257
Cash and cash equivalents, end of year	$54	$45	$57

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Equity	Southern California Edison Company

	Equity Attributable to SCE
(in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Preferred and Preference Stock	Total Equity
Balance at December 31, 2010	$2,168	$572	$(25)	$5,572	$920	$9,207
Net income	—	—	—	1,144	—	1,144
Other comprehensive income	—	—	1	—	—	1
Dividends declared on common stock	—	—	—	(461)	—	(461)
Dividends declared on preferred and preference stock	—	—	—	(59)	—	(59)
Stock-based compensation and other	—	11	—	(21)	—	(10)
Noncash stock-based compensation and other	—	15	—	(2)	—	13
Issuance of preference stock	—	(2)	—	—	125	123
Balance at December 31, 2011	$2,168	$596	$(24)	$6,173	$1,045	$9,958
Net income	—	—	—	1,660	—	1,660
Other comprehensive loss	—	—	(5)	—	—	(5)
Dividends declared on common stock	—	—	—	(469)	—	(469)
Dividends declared on preferred and preference stock	—	—	—	(91)	—	(91)
Stock-based compensation and other	—	(13)	—	(44)	—	(57)
Noncash stock-based compensation and other	—	18	—	—	—	18
Issuance of preference stock	—	(21)	—	—	825	804
Redemption of preference stock	—	1	—	(1)	(75)	(75)
Balance at December 31, 2012	$2,168	$581	$(29)	$7,228	$1,795	$11,743
Net income	—	—	—	1,000	—	1,000
Other comprehensive income	—	—	18	—	—	18
Dividends declared on common stock	—	—	—	(486)	—	(486)
Dividends declared on preferred and preference stock	—	—	—	(100)	—	(100)
Stock-based compensation and other	—	1	—	(44)	—	(43)
Noncash stock-based compensation and other	—	15	—	4	—	19
Issuance of preference stock	—	(13)	—	—	400	387
Redemption of preference stock	—	8	—	(8)	(400)	(400)
Balance at December 31, 2013	$2,168	$592	$(11)	$7,594	$1,795	$12,138

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1.    Summary of Significant Accounting Policies
Organization and Basis of Presentation
Edison International is the parent holding company of Southern California Edison Company ("SCE"). SCE is an investor-owned public utility primarily engaged in the business of supplying electricity to an approximately 50,000 square mile area of southern California. Edison International is also the parent company of subsidiaries that are engaged in competitive businesses related to the delivery or use of electricity. Such competitive business activities are currently not material to report as a separate business segment. These combined notes to the consolidated financial statements apply to both Edison International and SCE unless otherwise described. Edison International's consolidated financial statements include the accounts of Edison International, SCE and other wholly owned and controlled subsidiaries. References to Edison International refer to the consolidated group of Edison International and its subsidiaries. References to Edison International Parent and Other refer to Edison International Parent and its nonutility subsidiaries. SCE's consolidated financial statements include the accounts of SCE and its wholly owned and controlled subsidiaries. All intercompany transactions have been eliminated from the consolidated financial statements.
Edison International's and SCE's accounting policies conform to accounting principles generally accepted in the United States of America, including the accounting principles for rate-regulated enterprises, which reflect the ratemaking policies of the California Public Utility Commission ("CPUC") and the Federal Energy Regulatory Commission ("FERC"). SCE applies authoritative guidance for rate-regulated enterprises to the portion of its operations in which regulators set rates at levels intended to recover the estimated costs of providing service, plus a return on net investments in assets, or rate base. Regulators may also impose certain penalties or grant certain incentives. Due to timing and other differences in the collection of electric utility revenue, these principles require an incurred cost that would otherwise be charged to expense by a nonregulated entity to be capitalized as a regulatory asset if it is probable that the cost is recoverable through future rates; and conversely the principles require recording of a regulatory liability for amounts collected in rates to recover costs expected to be incurred in the future or amounts collected in excess of costs incurred. SCE assesses, at the end of each reporting period, whether regulatory assets are probable of future recovery. See Note 11 for composition of regulatory assets and liabilities.
Beginning in the fourth quarter of 2012, Edison Mission Energy ("EME") met the definition of a discontinued operation and was classified separately in Edison International's consolidated financial statements. Effective December 17, 2012, Edison International no longer consolidates the earnings and losses of EME or its subsidiaries and has reflected its ownership interest in EME utilizing the cost method of accounting prospectively. Except as indicated, amounts in the notes to the consolidated financial statements related to continuing operations of Edison International. See Note 16 for information related to discontinued operations.
The preparation of financial statements in conformity with United States generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.
Cash Equivalents
Cash equivalents included investments in money market funds. Generally, the carrying value of cash equivalents equals the fair value, as these investments have original maturities of 3 months or less. The cash equivalents were as follows:

	Edison International		SCE
	December 31,
(in millions)	2013	2012	2013	2012
Money market funds	$68	$107	$8	$5

Cash is temporarily invested until required for check clearing from the primary disbursement accounts. Checks issued, but not yet paid by the financial institution, are reclassified from cash to accounts payable at the end of each reporting period as follows:

	Edison International		SCE
	December 31,
(in millions)	2013	2012	2013	2012
Cash reclassified to accounts payable	$168	$247	$163	$242
Allowance for Uncollectible Accounts
Allowances for uncollectible accounts are provided based upon a variety of factors, including historical amounts written-off, current economic conditions and assessment of customer collectability.
Inventory
Inventory is primarily composed of materials, supplies and spare parts, and stated at the lower of cost or market, cost being determined by the average cost method.
As a result of the permanent retirement of San Onofre, SCE has reclassified $100 million of its material, supplies and spare parts to a regulatory asset, see Note 9 for further details.
Energy Credits and Allowances
Renewable energy certificates or credits ("RECs") represent rights established by governmental agencies for the environmental, social, and other nonpower qualities of renewable electricity generation. A REC, and its associated attributes and benefits, can be sold separately from the underlying physical electricity associated with a renewable-based generation source in certain markets. Retail sellers of electricity obtain RECs through renewable power purchase agreements, internal generation or separate purchases in the market to comply with renewables portfolio standards established in certain such governmental agencies. RECs are the mechanism used to verify renewables portfolio standards compliance and are recognized at the lower of weighted-average cost or market when amounts purchased are in excess of the amounts needed to comply with RPS requirements. The cost of purchased RECs is recoverable as part of the cost of purchased power.
SCE is allocated greenhouse gas ("GHG") allowances annually which it is then required to sell them into quarterly auctions. GHG proceeds from the auction are recorded as a regulatory liability to be refunded to customers. SCE purchases GHG allowances from quarterly auctions or bilateral parties to satisfy its GHG emission compliance obligations and recovers such costs of GHG allowances from customers. GHG allowances held for use are classified as "Other current assets" on the consolidated balance sheets and are stated, similar to an inventory method, at the lower of weighted-average cost or market. SCE had GHG allowances of $135 million and $41 million at December 31, 2013 and 2012, respectively. GHG emission obligations were $102 million and zero at December 31, 2013 and 2012, respectively and are classified as "Other current liabilities" on the consolidated balance sheets.
Property, Plant and Equipment
Plant additions, including replacements and betterments, are capitalized. SCE capitalizes as part of plant additions direct material and labor and indirect costs such as construction overhead, administrative and general costs, pension and benefits, and property taxes. The CPUC authorizes a rate for each of the indirect costs which are allocated to each project based on either labor or total costs. In addition, allowance for funds used during construction ("AFUDC") is capitalized by SCE for certain projects.
Estimated useful lives (authorized by the CPUC) and weighted-average useful lives of SCE's property, plant and equipment, are as follows:

	Estimated Useful Lives	Weighted-Average Useful Lives
Generation plant	12 years to 60 years	38 years
Distribution plant	20 years to 60 years	40 years
Transmission plant	40 years to 65 years	46 years
General plant and other	5 years to 60 years	23 years

As a result of the permanent retirement of San Onofre, SCE had reclassified property, plant and equipment, including nuclear fuel to a regulatory asset, see Note 9 for further information.
Depreciation of utility property, plant and equipment is computed on a straight-line, remaining-life basis. Depreciation expense was $1.31 billion, $1.26 billion and $1.16 billion for 2013, 2012 and 2011, respectively. Depreciation expense stated as a percent of average original cost of depreciable utility plant was, on a composite basis, 4.2%, 4.3% and 4.3% for 2013, 2012 and 2011, respectively. Replaced or retired property costs are charged to the accumulated provision for depreciation.
Nuclear fuel for the Palo Verde Nuclear Power Plant is recorded as utility plant (nuclear fuel in the fabrication and installation phase is recorded as construction in progress) in accordance with CPUC ratemaking procedures. Nuclear fuel is amortized using the units of production method.
AFUDC represents the estimated cost of debt and equity funds that finance utility-plant construction and is capitalized during certain plant construction. AFUDC is recovered in rates through depreciation expense over the useful life of the related asset. AFUDC equity represents a method to compensate SCE for the estimated cost of equity used to finance utility plant additions and is recorded as part of construction in progress. AFUDC equity was $72 million, $96 million and $96 million in 2013, 2012 and 2011, respectively. AFUDC debt was $33 million, $40 million and $42 million in 2013, 2012 and 2011, respectively.
Major Maintenance
Major maintenance costs for SCE's power plant facilities and equipment are expensed as incurred.
Asset Retirement Obligations
The fair value of a liability for an asset retirement obligation ("ARO") is recorded in the period in which it is incurred, including a liability for the fair value of a conditional ARO, if the fair value can be reasonably estimated even though uncertainty exists about the timing and/or method of settlement. When an ARO liability is initially recorded, SCE capitalizes the cost by increasing the carrying amount of the related long-lived asset. For each subsequent period, the liability is increased for accretion expense and the capitalized cost is depreciated over the useful life of the related asset.
SCE is in the process of developing a comprehensive decommissioning plan following its decision to permanently retire San Onofre. See Note 9 for further details. The ARO liability related to San Onofre increased by $455 million in the second quarter of 2013 based on an updated decommissioning cost estimate for the retirement of San Onofre Units 2 and 3. The total ARO liability related to San Onofre Units 2 and 3 at December 31, 2013 was $2.68 billion.
The following table summarizes the changes in SCE's ARO liability, including San Onofre and Palo Verde:

	December 31,
(in millions)	2013	2012
Beginning balance	$2,782	$2,610
Accretion[1]	182	161
Revisions	455	12
Liabilities settled	(1)	(1)
Ending balance	$3,418	$2,782

[1]	An ARO represents the present value of a future obligation. Accretion is an increase in the liability to account for the time value of money resulting from discounting.
AROs related to decommissioning of SCE's nuclear power facilities are based on site-specific studies conducted as part of each Nuclear Decommissioning Cost Triennial Proceeding ("NDCTP"). The initial establishment of a nuclear-related ARO is at fair value. Revisions of an ARO are established for updated site-specific decommissioning cost estimates. SCE adjusts its nuclear decommissioning obligation into a nuclear-related ARO regulatory asset and also records an ARO regulatory liability as a result of timing differences between the recognition of costs and the recovery of costs through the ratemaking process. For further discussion, see "Nuclear Decommissioning" below and Notes 4 and 10.

Impairment of Long-Lived Assets
Impairments of long-lived assets are evaluated based on a review of estimated future cash flows expected to be generated whenever events or changes in circumstances indicate that the carrying amount of such investments or assets may not be recoverable. If the carrying amount of a long-lived asset exceeds expected future cash flows, undiscounted and without interest charges, an impairment loss is recognized in the amount of the excess of fair value over the carrying amount. Fair value is determined via market, cost and income based valuation techniques, as appropriate. SCE's impaired assets are recorded as a regulatory asset if it is deemed probable that such amounts will be recovered from customers.
Leases
SCE enters into power purchase agreements that may contain leases, as discussed under "Power Purchase Agreements" below. SCE has entered into a number of agreements to lease property and equipment in the normal course of business. Minimum lease payments under operating leases are levelized (total minimum lease payments divided by the number of years of the lease) and recorded as rent expense over the terms of the leases. Lease payments in excess of the minimum are recorded as rent expense in the year incurred.
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
SCE has collected in rates amounts for the future costs of removal of its nuclear assets, and has placed those amounts in independent trusts. The cost of removal amounts, in excess of amounts collected for assets not legally required to be removed, are classified as regulatory liabilities.
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
Deferred Financing Costs
Debt premium, discount and issuance expenses incurred in connection with obtaining financing are deferred and amortized on a straight-line basis. Under CPUC ratemaking procedures, SCE's debt reacquisition expenses are amortized over the remaining life of the reacquired debt or, if refinanced, the life of the new debt. SCE had unamortized losses on reacquired debt of $222 million and $228 million at December 31, 2013 and 2012, respectively, reflected as long-term "Regulatory assets" in the consolidated balance sheets. Edison International and SCE had unamortized debt issuance costs of $84 million and $79 million at December 31, 2013, respectively, and $73 million and $67 million at December 31, 2012, respectively, reflected in "Other long-term assets" on the consolidated balance sheets. Amortization of deferred financing costs charged to interest expense is as follows:

	Edison International			SCE
	December 31,
(in millions)	2013	2012	2011	2013	2012	2011
Amortization of deferred financing costs charged to interest expense	$47	$30	$34	$46	$29	$33

Revenue Recognition
Revenue is recognized when electricity is delivered and includes amounts for services rendered but unbilled at the end of each reporting period and reflected in "Electric utility revenue" on the consolidated income statements. Rates charged to customers are based on CPUC and FERC-authorized revenue requirements. CPUC rates are implemented subsequent to final approval.
CPUC and FERC rates decouple authorized revenue from the volume of electricity sales. Differences between amounts collected and authorized levels are either collected from or refunded to customers, and therefore, SCE earns revenue equal to amounts authorized.
SCE remits to the California Department of Water Resources ("CDWR"), and does not recognize as revenue the amounts that SCE billed and collected from its customers for electric power purchased and sold by the CDWR to SCE's customers in 2011 as well as bond-related charges and direct access exit fees, both of which continue until 2022. These contracts were not considered a cost to SCE because SCE was acting as a limited agent to CDWR for these transactions. The amounts collected and remitted to CDWR were $1.1 billion in 2011, primarily related to the power contracts.
SCE bills certain sales and use taxes levied by state or local governments to its customers. Included in these sales and use taxes are franchise fees, which SCE pays to various municipalities (based on contracts with these municipalities) in order to operate within the limits of the municipality. SCE bills these franchise fees to its customers based on a CPUC-authorized rate. These franchise fees, which are required to be paid regardless of SCE's ability to collect from the customer, are accounted for on a gross basis and reflected in electric utility revenue and other operation and maintenance expense. SCE's franchise fees billed to customers and recorded as electric utility revenue were $116 million, $98 million and $101 million in 2013, 2012 and 2011, respectively. When SCE bills and collects taxes from customers, these taxes are remitted to the taxing authorities and are not recognized as electric utility revenue.
Power Purchase Agreements
SCE enters into power purchase agreements in the normal course of business. A power purchase agreement may be considered a variable interest in a variable interest entity. Under this classification, the power purchase agreement is evaluated to determine if SCE is the primary beneficiary in the variable interest entity, in which case, such entity would be consolidated. None of SCE's power purchase agreements resulted in consolidation of a variable interest entity at December 31, 2013 and 2012. See Note 3 for further discussion of power purchase agreements that are considered variable interests.
A power purchase agreement may also contain a lease for accounting purposes. This generally occurs when a power purchase agreement (signed or modified after June 30, 2003) designates a specific power plant in which the buyer purchases substantially all of the output and does not otherwise meet a fixed price per unit of output exception. SCE has a number of power purchase agreements that contain leases. SCE's recognition of lease expense conforms to the ratemaking treatment for SCE's recovery of the cost of electricity and is recorded in purchased power. These agreements are classified as operating leases as electricity is delivered at rates defined in power sales agreements. See Note 12 for further discussion of SCE's power purchase agreements, including agreements that are classified as capital leases for accounting purposes.
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
Derivative Instruments and Hedging Activities
SCE records derivative instruments on its consolidated balance sheets as either assets or liabilities measured at fair value unless otherwise exempted from derivative treatment as normal purchases or sales. The normal purchases and sales exception requires, among other things, physical delivery in quantities expected to be used or sold over a reasonable period in the normal course of business. Realized gains and losses from SCE's derivative instruments are expected to be recovered from or refunded to customers through regulatory mechanisms and, therefore, SCE's fair value changes have no impact on purchased-

power expenses or earnings. SCE does not use hedge accounting for derivative transactions due to regulatory accounting treatment.
Where SCE's derivative instruments are subject to a master netting agreement and certain criteria are met, SCE presents its derivative assets and liabilities on a net basis on its consolidated balance sheets. In addition, derivative positions are offset against margin and cash collateral deposits. The results of derivative activities are recorded as part of cash flows from operating activities on the consolidated statements of cash flows. See Note 6 for further information on derivative and hedging activities.
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
Stock-based compensation expense is recognized on a straight-line basis over the requisite service period. For awards granted to retirement-eligible participants stock compensation expenses are recognized on a prorated basis over the initial year or over the period between the date of grant and the date the participant first becomes eligible for retirement.
SCE Dividend Restrictions
The CPUC regulates SCE's capital structure which limits the dividends it may pay Edison International. SCE may make distributions to Edison International as long as the common equity component of SCE's capital structure remains at or above the 48% on a 13-month weighted average basis. At December 31, 2013, SCE's 13-month weighted-average common equity component of total capitalization was 49.2% and the maximum additional dividend that SCE could pay to Edison International under this limitation was approximately $247 million, resulting in a restriction on SCE's net assets of $11.9 billion.
Earnings Per Share
Edison International computes earnings per common share ("EPS") using the two-class method, which is an earnings allocation formula that determines EPS for each class of common stock and participating security. Edison International's participating securities are stock-based compensation awards payable in common shares, including performance shares and restricted stock units, which earn dividend equivalents on an equal basis with common shares once the awards are vested. EPS attributable to Edison International common shareholders was computed as follows:

	Years ended December 31,
(in millions)	2013	2012	2011
Basic earnings per share – continuing operations:
Income from continuing operations available to common shareholders	$879	$1,503	$1,041
Weighted average common shares outstanding	326	326	326
Basic earnings per share – continuing operations	$2.70	$4.61	$3.20
Diluted earnings per share – continuing operations:
Income from continuing operations available to common shareholders	$879	$1,503	$1,041
Income impact of assumed conversions	1	(1)	(1)
Income from continuing operations available to common shareholders and assumed conversions	$880	$1,502	$1,040
Weighted average common shares outstanding	326	326	326
Incremental shares from assumed conversions	3	4	3
Adjusted weighted average shares – diluted	329	330	329
Diluted earnings per share – continuing operations	$2.67	$4.55	$3.17

In addition to the participating securities discussed above, Edison International also may award stock options which are payable in common shares and are included in the diluted earnings per share calculation. Stock option awards to purchase 3,977,894, 7,492,552 and 5,847,094 shares of common stock for the years ended December 31, 2013, 2012 and 2011, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the awards was greater than the average market price of the common shares during the respective periods and, therefore, the effect would have been antidilutive.
Income Taxes
Edison International and SCE estimate their income taxes for each jurisdiction in which they operate. This involves estimating current period tax expense along with assessing temporary differences resulting from differing treatment of items (such as depreciation) for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheets. Income tax expense includes the current tax liability from operations and the change in deferred income taxes during the year. Investment tax credits are deferred and amortized to income tax expense over the lives of the properties or the term of the power purchase agreement of the respective project while production tax credits are recognized in income tax expense in the period in which they are earned.
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
New Accounting Guidance
Accounting Guidance Adopted in 2013
Offsetting Assets and Liabilities
In January 2013, the FASB issued accounting standard updates modifying the disclosure requirements about the nature of an entity's right of offsetting recognized assets and liabilities in the statement of financial position under master netting agreements and similar arrangements associated with derivative instruments, repurchase agreements and securities lending transactions. The guidance requires increased disclosure of the gross and net recognized assets and liabilities, collateral positions and descriptions of setoff rights. Edison International and SCE adopted this guidance effective January 1, 2013. The adoption of this standard did not impact the consolidated income statements, balance sheets or cash flows of Edison International or SCE. See Note 6 for further details.
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
Accounting Guidance Not Yet Adopted
In July 2013, the FASB issued an accounting standards update that will require that an unrecognized tax benefit be presented on the balance sheet as a reduction of a deferred tax asset for a net operating loss ("NOL") or tax credit carryforward under certain circumstances. Edison International and SCE adopted this guidance effective January 1, 2014 and it did not have a material impact on the consolidated financial statements.

Note 2.    Property, Plant and Equipment
SCE's property, plant and equipment included in the consolidated balance sheets is composed of the following:

	December 31,
(in millions)	2013	2012
Transmission	$9,117	$7,059
Distribution	17,874	16,872
Generation	2,856	4,455
General plant and other	4,674	4,358
Accumulated depreciation	(7,493)	(7,424)
	27,028	25,320
Construction work in progress	3,219	4,271
Nuclear fuel, at amortized cost	132	609
Total utility property, plant and equipment	$30,379	$30,200
As a result of the permanent retirement of San Onofre, SCE reclassified utility plant and nuclear fuel into a regulatory asset. For further details, see Note 9.
Capitalized Software Costs
SCE capitalizes costs incurred during the application development stage of internal use software projects to property, plant, and equipment. SCE amortizes capitalized software costs ratably over the expected lives of the software, ranging from 5 to 15 years and commencing upon operational use. At December 31, 2013 and 2012, capitalized software costs were $1.6 billion and $1.5 billion and accumulated amortization was $839 million and $651 million, respectively. Amortization expense for capitalized software was $251 million, $217 million and $156 million in 2013, 2012 and 2011, respectively. At December 31, 2013, amortization expense is estimated to be approximately $255 million annually for 2014 through 2018.
Jointly Owned Utility Projects
SCE owns interests in several generating stations and transmission systems for which each participant provides its own financing. SCE's proportionate share of these projects is reflected in the consolidated balance sheets and included in the above table. SCE's proportionate share of expenses for each project is reflected in the consolidated statements of income. A portion of the investments in Palo Verde generating stations is included in regulatory assets on the consolidated balance sheets. For further information see Note 11.
The following is SCE's investment in each project as of December 31, 2013:

(in millions)	Plant in Service	Construction Work in Progress	Accumulated Depreciation	Nuclear Fuel (at amortized cost)	Net Book Value	Ownership Interest
Transmission systems:
Eldorado	$87	$10	$15	$—	$82	62%
Pacific Intertie	189	7	74	—	122	50%
Generating stations:
Palo Verde (nuclear)	1,842	77	1,505	132	546	16%
Total	$2,118	$94	$1,594	$132	$750
In addition to the projects above, SCE has ownership interests in jointly owned power poles with other companies.

Sale of Interests in Four Corners Units 4 and 5
In December 2013, SCE completed the sale of its ownership interest in Units 4 and 5 of the Four Corners Generating Station, a coal-fired electric generating facility in New Mexico, to the operator of the facility, Arizona Public Service Company and received net proceeds of approximately $181 million. Under the sale agreement, SCE remains responsible for its pro-rata share of certain environmental liabilities, including penalties arising from environmental violations arising prior to the sale. The sale of Four Corners resulted in a $166 million benefit to SCE's ratepayers and, therefore, will not affect SCE's earnings.
Note 3.    Variable Interest Entities
A VIE is defined as a legal entity whose equity owners do not have sufficient equity at risk, or, as a group, the holders of the equity investment at risk lack any of the following three characteristics: decision-making rights, the obligation to absorb losses, or the right to receive the expected residual returns of the entity. The primary beneficiary is identified as the variable interest holder that has both the power to direct the activities of the VIE that most significantly impact the entity's economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. The primary beneficiary is required to consolidate the VIE. Commercial and operating activities are generally the factors that most significantly impact the economic performance of such VIEs. Commercial and operating activities include construction, operation and maintenance, fuel procurement, dispatch and compliance with regulatory and contractual requirements.
Variable Interest in VIEs that are not Consolidated
Power Purchase Contracts
SCE has power purchase agreements ("PPAs") that are classified as variable interests in VIEs, including tolling agreements through which SCE provides the natural gas to fuel the plants and contracts with qualifying facilities ("QFs") that contain variable pricing provisions based on the price of natural gas. SCE has concluded that it is not the primary beneficiary of these VIEs since it does not control the commercial and operating activities of these entities. Since payments for capacity are the primary source of income, the most significant economic activity for these VIEs is the operation and maintenance of the power plants.
As of the balance sheet date, the carrying amount of assets and liabilities in SCE's consolidated balance sheet that relate to its involvement with VIEs result from amounts due under the PPAs or the fair value of those derivative contracts. Under these contracts, SCE recovers the costs incurred through demonstration of compliance with its CPUC-approved long-term power procurement plans. SCE has no residual interest in the entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees or other commitments associated with these contracts other than the purchase commitments described in Note 12. As a result, there is no significant potential exposure to loss to SCE from its variable interest in these VIEs. The aggregate contracted capacity dedicated to SCE for these VIE projects was 5,183 MW and 2,198 MW at December 31, 2013 and 2012, respectively, and the amounts that SCE paid to these projects were $715 million and $397 million for the years ended December 31, 2013 and 2012, respectively. These amounts are recoverable in customer rates, subject to reasonableness review.
Unconsolidated Trusts of SCE
SCE Trust I and Trust II were formed in 2012 and 2013, respectively, for the exclusive purpose of issuing the 5.625% and 5.10% trust preference securities, respectively (“trust securities”). The trusts are VIEs. SCE has concluded that it is not the primary beneficiary of these VIEs as it does not have the obligation to absorb the expected losses or the right to receive the expected residual returns of the trusts. SCE Trust I and Trust II issued $475 million and $400 million, respectively, (cumulative, liquidation amount of $25 per share) to the public and $10,000 of common stock each to SCE. The trusts invested the proceeds of these trust securities in Series F and Series G Preference Stock issued by SCE in the principal amount of $475 million and $400 million (cumulative, $2,500 per share liquidation value), respectively, which have substantially the same payment terms as the trust securities.
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
The Trust I and Trust II balance sheets as of December 31, 3013, and 2012 consisted of investments of $475 million and $400 million in the Series F and Series G Preference Stock respectively, $475 million and $400 million of trust securities, respectively and $10,000 each of common stock. The trusts' income statements consisted of both dividend income and dividend distributions in the amounts for Trust I of $27 million and $17 million for the years ended December 31, 2013 and 2012, respectively, and $19 million for the year ending December 31, 2013 for Trust II.
Note 4.    Fair Value Measurements
Recurring Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an "exit price"). Fair value of an asset or liability considers assumptions that market participants would use in pricing the asset or liability, including assumptions about nonperformance risk. As of December 31, 2013 and 2012, nonperformance risk was not material for Edison International and SCE.
Assets and liabilities are categorized into a three-level fair value hierarchy based on valuation inputs used to determine fair value.
Level 1 – The fair value of Edison International and SCE's Level 1 assets and liabilities is determined using unadjusted quoted prices in active markets that are available at the measurement date for identical assets and liabilities. This level includes exchange-traded equity securities and derivatives, U.S. treasury securities and money market funds.
Level 2 – Edison International and SCE's Level 2 assets and liabilities include fixed income securities, primarily consisting of U.S. government and agency bonds, municipal bonds and corporate bonds, and over-the-counter derivatives. The fair value of fixed income securities is determined using a market approach by obtaining quoted prices for similar assets and liabilities in active markets and inputs that are observable, either directly or indirectly, for substantially the full term of the instrument.
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
Level 3 – The fair value of SCE's Level 3 assets and liabilities is determined using the income approach through various models and techniques that require significant unobservable inputs. This level includes over-the-counter options, tolling arrangements and derivative contracts that trade infrequently such as congestion revenue rights ("CRRs") and long-term power agreements. Edison International Parent and Other does not have any Level 3 assets and liabilities.
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
SCE
The following table sets forth assets and liabilities of SCE that were accounted for at fair value by level within the fair value hierarchy:

	December 31, 2013
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$11	$372	$(10)	$373
Other	39	—	—	—	39
Nuclear decommissioning trusts:
Stocks[2]	2,208	—	—	—	2,208
Fixed income[3]	841	1,102	—	—	1,943
Short-term investments, primarily cash equivalents	331	—	—	—	331
Subtotal of nuclear decommissioning trusts[4]	3,380	1,102	—	—	4,482
Total assets	3,419	1,113	372	(10)	4,894
Liabilities at fair value
Derivative contracts	—	37	1,177	(20)	1,194
Total liabilities	—	37	1,177	(20)	1,194
Net assets (liabilities)	$3,419	$1,076	$(805)	$10	$3,700

	December 31, 2012
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$8	$221	$(15)	$214
Other	13	—	—	—	13
Nuclear decommissioning trusts:
Stocks[2]	2,271	—	—	—	2,271
Fixed income[3]	477	1,180	—	—	1,657
Short-term investments, primarily cash equivalents	121	—	—	—	121
Subtotal of nuclear decommissioning trusts[4]	2,869	1,180	—	—	4,049
Total assets	2,882	1,188	221	(15)	4,276
Liabilities at fair value
Derivative contracts	—	115	1,012	(62)	1,065
Total liabilities	—	115	1,012	(62)	1,065
Net assets (liabilities)	$2,882	$1,073	$(791)	$47	$3,211

[1]
Represents the netting of assets and liabilities under master netting agreements and cash collateral across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

[2]	Approximately 70% and 66% of SCE's equity investments were located in the United States at December 31, 2013 and 2012, respectively.

[3]
Includes corporate bonds, which were diversified and included collateralized mortgage obligations and other asset backed securities of $47 million and $56 million at December 31, 2013 and 2012, respectively.

[4]
Excludes net receivables of $12 million at December 31, 2013 and net payables of $1 million at December 31, 2012, which consist of interest and dividend receivables as well as receivables and payables related to SCE's pending securities sales and purchases.

Edison International
Assets measured at fair value consisted of money market funds of $68 million and $107 million at December 31, 2013 and 2012, respectively, classified as Level 1.
SCE Fair Value of Level 3
The following table sets forth a summary of changes in SCE's fair value of Level 3 net derivative assets and liabilities:

	December 31,
(in millions)	2013	2012
Fair value of net liabilities at beginning of period	$(791)	$(754)
Total realized/unrealized gains (losses):
Included in regulatory assets and liabilities[1]	23	(70)
Purchases	65	104
Settlements	(102)	(71)
Fair value of net liabilities at end of period	$(805)	$(791)
Change during the period in unrealized gains and losses related to assets and liabilities held at the end of the period	$33	$(119)

[1]	Due to regulatory mechanisms, SCE's realized and unrealized gains and losses are recorded as regulatory assets and liabilities.
Edison International and SCE recognize the fair value for transfers in and transfers out of each level at the end of each reporting period. There were no transfers between any levels during 2013 and 2012.
Valuation Techniques Used to Determine Fair Value
The process of determining fair value is the responsibility of SCE's risk management department, which report to SCE's chief financial officer. This department obtains observable and unobservable inputs through broker quotes, exchanges and internal valuation techniques that use both standard and proprietary models to determine fair value. Each reporting period, the risk and finance departments collaborate to determine the appropriate fair value methodologies and classifications for each derivative. Inputs are validated for reasonableness by comparison against prior prices, other broker quotes and volatility fluctuation thresholds. Inputs used and valuations are reviewed period-over-period and compared with market conditions to determine reasonableness.
The following table sets forth SCE's valuation techniques and significant unobservable inputs used to determine fair value for significant Level 3 assets and liabilities:

	Fair Value (in millions)			Significant	Range
	Assets	Liabilities	Valuation Technique(s)	Unobservable Input	(Weighted Average)
Congestion revenue rights
December 31, 2013	$366	$—	Market simulation model	Load forecast	7,603 MW - 24,896MW
				Power prices	$(9.86) - $108.56
				Gas prices	$3.50 - $7.10
December 31, 2012	186	—	Market simulation model	Load forecast	7,597 MW - 26,612 MW
				Power prices	$(13.90) - $226.75
				Gas prices	$2.95 - $7.78
Tolling
December 31, 2013	5	1,175	Option model	Volatility of gas prices	16% - 35% (21%)
				Volatility of power prices	25% - 45% (30%)
				Power prices	$38.00 - $63.90 ($47.40)
December 31, 2012	4	1,005	Option model	Volatility of gas prices	17% - 36% (22%)
				Volatility of power prices	26% - 64% (29%)
				Power prices	$35.00 - $84.10 ($55.40)

Level 3 Fair Value Sensitivity
Congestion Revenue Rights
For CRRs, where SCE is the buyer, generally increases (decreases) in forecasted load in isolation would result in increases (decreases) to the fair value. In general, an increase (decrease) in electricity and gas prices at illiquid locations tends to result in increases (decreases) to fair value; however, changes in electricity and gas prices in opposite directions may have varying results on fair value.
Tolling Arrangements
The fair values of SCE's tolling arrangements contain intrinsic value and time value. Intrinsic value is the difference between the market price and strike price of the underlying commodity. Time value is made up of several components, including volatility, time to expiration, and interest rates. The option model for tolling arrangements reflects plant specific information such as operating and start-up costs.
For tolling arrangements where SCE is the buyer, increases in volatility of the underlying commodity prices would result in increases to fair value as it represents greater price movement risk. As power and gas prices increase, the fair value of tolling arrangements tends to increase. The valuation of tolling arrangements is also impacted by the correlation between gas and power prices. As the correlation increases, the fair value of tolling arrangements tends to decline.
Nuclear Decommissioning Trusts
SCE's investment policies and CPUC requirements place limitations on the types and investment grade ratings of the securities that may be held by the nuclear decommissioning trust funds. These policies restrict the trust funds from holding alternative investments and limit the trust funds' exposures to investments in highly illiquid markets. With respect to equity and fixed income securities, the trustee obtains prices from third-party pricing services which SCE is able to independently corroborate as described below. A primary price source is identified by the trustee based on asset type, class or issue for each security. The trustee monitors prices supplied by pricing services and may use a supplemental price source or change the primary price source of a given security if the trustee or SCE's investment managers challenge an assigned price and determine that another price source is considered to be preferable. Parameters and predetermined tolerance thresholds are established by asset class based on past experience and an understanding of valuation process techniques. The trustee “scrubs” prices against defined parameters tolerances and performs research and resolves variances beyond the set parameters. SCE reviewed the process/procedures of both the pricing services and the trustee to gain an understanding of the inputs/assumptions and valuation techniques used to price each asset type/class and to reach a conclusion that their pricing controls are satisfactory. This consisted of SCE's review of their written detailed process/procedures and service organization control reports, as well as follow-up conversations based on our written questions. This assists SCE in determining if the valuations represent exit price fair value and that investments are appropriately classified in the fair value hierarchy. Additionally, SCE corroborates the fair values of securities by comparison to other market-based price sources obtained by SCE's investment managers. Differences outside established thresholds are followed-up with the trustee and resolved. The results of this process have demonstrated that vendor and trustee pricing controls are satisfactory. For each reporting period, SCE reviews the trustee determined fair value hierarchy and overrides the trustee level classification when appropriate. Due to its regulatory treatment, SCE's fair value transactions are recovered in rates.
Fair Value of Long-Term Debt Recorded at Carrying Value
The carrying value and fair value of Edison International and SCE's long-term debt:

	December 31, 2013		December 31, 2012
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Edison International	$10,426	$11,084	$9,231	$10,944
SCE	10,022	10,656	8,828	10,505
The fair value of Edison International and SCE's short-term and long-term debt is classified as Level 2 and is based on evaluated prices that reflect significant observable market information such as reported trades, actual trade information of similar securities, benchmark yields, broker/dealer quotes of new issue prices and relevant credit information.
The carrying value of Edison International and SCE's trade receivables and payables, other investments, and short-term debt approximates fair value.

Note 5.    Debt and Credit Agreements
Long-Term Debt
The following table summarizes long-term debt (rates and terms are as of December 31, 2013) of Edison International and SCE:

	December 31,
(in millions)	2013	2012
Edison International Parent and Other:
Debentures and notes:
2017 (3.75%)	$400	$400
Other long-term debt	4	4
Current portion of long-term debt	(1)	—
Unamortized debt discount, net	—	(1)
Total Edison International Parent and Other	403	403
SCE:
First and refunding mortgage bonds:
2014 – 2043 (3.5% to 6.05% and floating)	8,975	7,775
Pollution-control bonds:
2028 – 2035 (1.375% to 5.0% and variable)	939	939
Bonds repurchased	(161)	(161)
Debentures and notes:
2029 – 2053 (5.06% to 6.65%)	307	307
Current portion of long-term debt	(600)	—
Unamortized debt discount, net	(38)	(32)
Total SCE	9,422	8,828
Total Edison International	$9,825	$9,231
Edison International and SCE long-term debt maturities over the next five years are the following:

(in millions)	Edison International	SCE
2014	$601	$600
2015	300	300
2016	401	400
2017	400	—
2018	400	400
Liens and Security Interests
Almost all of SCE's properties are subject to a trust indenture lien. SCE has pledged first and refunding mortgage bonds as collateral for borrowed funds obtained from pollution-control bonds issued by government agencies. SCE has a debt covenant that requires a debt to total capitalization ratio be met. At December 31, 2013, SCE was in compliance with this debt covenant.

Credit Agreements and Short-Term Debt
The following table summarizes the status of the credit facilities at December 31, 2013:

(in millions)	Edison International Parent	SCE
Commitment	$1,250	$2,750
Outstanding borrowings	(34)	(175)
Outstanding letters of credit	—	(116)
Amount available	$1,216	$2,459
In 2013, SCE and Edison International Parent amended their credit facilities to extend the maturity dates to July 2018 for $2.75 billion and $1.25 billion, respectively. The credit facility for SCE is generally used to support commercial paper and letters of credit issued for procurement-related collateral requirements, balancing account undercollections and for general corporate purposes, including working capital requirements to support operations and capital expenditures. Borrowings under Edison International Parent's credit facility are used for general corporate purposes.
At December 31, 2013, SCE's outstanding commercial paper was $175 million at a weighted-average interest rate of 0.24%. The commercial paper was supported by the $2.75 billion multi-year revolving credit facility. At December 31, 2013, letters of credit issued under SCE's credit facility aggregated $116 million and are scheduled to expire in twelve months or less. At December 31, 2012, the outstanding commercial paper was $175 million at a weighted-average interest rate of 0.37%.
At December 31, 2013, Edison International Parent's outstanding commercial paper was $34 million at a weighted-average interest rate of 0.55%. This commercial paper was supported by the $1.25 billion multi-year revolving credit facility. At December 31, 2012, Edison International Parent had no outstanding short-term debt.
Financing Subsequent to December 31, 2013
In January 2014, SCE issued $300 million of floating rate first and refunding mortgage bonds due in 2015. The proceeds from this bond were used for working capital to fund the ERRA balancing account undercollections.
Note 6.    Derivative Instruments and Hedging Activities
Derivative financial instruments are used to manage exposure to commodity price risk. These risks are managed in part by entering into forward commodity transactions, including options, swaps and futures. To mitigate credit risk from counterparties in the event of nonperformance, master netting agreements are used whenever possible and counterparties may be required to pledge collateral depending on the creditworthiness of each counterparty and the risk associated with the transaction.
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
Certain power contracts contain master netting agreements or similar agreements, which generally allows counterparties subject to the agreement to setoff amounts when certain criteria are met, such as in the event of default. The objective of netting is to reduce credit exposure. Additionally, to reduce SCE's risk exposures counterparties may be required to pledge collateral depending on the credit worthiness of each counterparty and the risk associated with the transaction.

Certain power contracts contain a provision that requires SCE to maintain an investment grade rating from each of the major credit rating agencies, referred to as a credit-risk-related contingent feature. If SCE's credit rating were to fall below investment grade, SCE may be required to pay the derivative liability or post additional collateral. The net fair value of all derivative liabilities with these credit-risk-related contingent features was $49 million and $6 million as of December 31, 2013 and 2012, respectively, for which SCE has posted no collateral to its counterparties for the respective periods. If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2013, SCE would be required to post collateral in the amount of $5 million, excluding the impact of unpaid closed positions as their settlement is not impacted by the credit-risk-related contingent features.
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

	December 31, 2013
	Derivative Assets			Derivative Liabilities
(in millions)	Short-Term	Long-Term	Subtotal	Short-Term	Long-Term	Subtotal	Net Liability
Commodity derivative contracts
Gross amounts recognized	$141	$251	$392	$178	$1,045	$1,223	$831
Gross amounts offset in consolidated balance sheets	(19)	—	(19)	(19)	—	(19)	—
Cash collateral posted[1]	—	—	—	(7)	(3)	(10)	(10)
Net amounts presented in the consolidated balance sheets	$122	$251	$373	$152	$1,042	$1,194	$821

	December 31, 2012
	Derivative Assets			Derivative Liabilities
(in millions)	Short-Term	Long-Term	Subtotal	Short-Term	Long-Term	Subtotal	Net Liability
Commodity derivative contracts
Gross amounts recognized	$151	$91	$242	$186	$954	$1,140	$898
Gross amounts offset in consolidated balance sheets	(22)	(6)	(28)	(22)	(6)	(28)	—
Cash collateral posted[1]	—	—	—	(38)	(9)	(47)	(47)
Net amounts presented in the consolidated balance sheets	$129	$85	$214	$126	$939	$1,065	$851

[1]
In addition, at December 31, 2013 and 2012, SCE had posted $19 million and $8 million, respectively, of collateral that is not offset against derivative liabilities and is reflected in "Other current assets" on the consolidated balance sheets.

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

The following table summarizes the components of SCE's economic hedging activity:

	Years ended December 31,
(in millions)	2013	2012	2011
Realized losses	$(56)	$(227)	$(165)
Unrealized gains (losses)	93	125	(768)
Notional Volumes of Derivative Instruments
The following table summarizes the notional volumes of derivatives used for SCE hedging activities:

		Economic Hedges
	Unit of	December 31,
Commodity	Measure	2013	2012
Electricity options, swaps and forwards	GWh	6,274	15,884
Natural gas options, swaps and forwards	Bcf	12	100
Congestion revenue rights	GWh	149,234	149,774
Tolling arrangements	GWh	87,991	101,485
Note 7.    Income Taxes
Current and Deferred Taxes
Edison International's sources of income (loss) before income taxes are:

	Years ended December 31,
(in millions)	2013	2012	2011
Income from continuing operations before income taxes	$1,221	$1,861	$1,668
Discontinued operations before income taxes	—	(2,235)	(1,931)
Income (loss) before income tax	$1,221	$(374)	$(263)
The components of income tax expense (benefit) by location of taxing jurisdiction are:

	Edison International			SCE
	Years ended December 31,
(in millions)	2013	2012	2011	2013	2012	2011
Current:
Federal	$(97)	$—	$(279)	$(119)	$—	$(275)
State	(9)	—	80	(19)	50	91
	(106)	—	(199)	(138)	50	(184)
Deferred:
Federal	317	132	727	345	136	757
State	31	135	40	72	28	28
	348	267	767	417	164	785
Total continuing operations	242	267	568	279	214	601
Discontinued operations	(36)	(549)	(853)	—	—	—
Total	$206	$(282)	$(285)	$279	$214	$601

The components of net accumulated deferred income tax liability are:

	Edison International		SCE
	December 31,
(in millions)	2013	2012	2013	2012
Deferred tax assets:
Property and software related	$523	$600	$523	$600
Unrealized gains and losses	579	491	569	477
Loss and credit carryforwards	2,228	1,515	427	125
Regulatory balancing accounts	139	80	139	80
Pension and PBOPs	264	275	86	99
Other	721	723	563	625
Sub-total	4,454	3,684	2,307	2,006
Less valuation allowance	1,380	1,017	—	—
Total	3,074	2,667	2,307	2,006
Deferred tax liabilities:
Property-related	7,879	7,289	7,869	7,279
Capitalized software costs	318	325	318	325
Regulatory balancing accounts	625	296	625	296
Unrealized gains and losses	569	477	569	477
Other	503	471	399	379
Total	9,894	8,858	9,780	8,756
Accumulated deferred income tax liability, net	$6,820	$6,191	$7,473	$6,750
Classification of accumulated deferred income taxes, net:
Included in deferred credits and other liabilities	$7,241	$6,127	$7,737	$6,669
Included in current liabilities (assets)	(421)	64	(264)	81
Net Operating Loss and Tax Credit Carryforwards
As of December 31, 2013, Edison International has $1.9 billion of net operating loss carryforwards (tax effected) of which $36 million expire between 2015 and 2025, and the remainder expires in 2031 and 2032. Edison International also has $399 million of federal tax credit carryforwards of which $376 million expire between 2029 and 2033 and the remainder has no expiration date.
As of December 31, 2013, SCE has $371 million of net operating loss carryforwards (tax effected) of which $18 million expire between 2015 and 2017, and the remainder expire in 2031 and 2033. SCE also has $55 million of federal tax credit carryforwards of which $41 million expire between 2030 and 2033 and the remainder has no expiration date.
Edison International has recorded deferred tax assets related to net operating losses and tax credit carryforwards that pertain to Edison International's consolidated or combined federal and state tax returns, including approximately $1.6 billion related to EME. Edison International continues to consolidate EME for federal and certain combined state tax returns. EME’s Plan of Reorganization, filed in December 2013 ("December Plan of Reorganization"), provides for the transfer of Edison International’s ownership interest to the creditors which would result in a tax deconsolidation of EME. Under federal and state tax regulations, the tax deconsolidation of EME will reduce the amounts of net operating loss and tax credits carryforwards that Edison International would be eligible to use in future periods. As a result of EME's December Plan of Reorganization that would result in a tax deconsolidation of EME, Edison International has recorded a valuation allowance of $1.380 billion based on the estimated amount of such benefits as calculated under the applicable federal and state tax regulations as of December 31, 2013. The deferred income tax benefits recognized by Edison International less the valuation allowance for amounts that would no longer be available upon tax deconsolidation of EME was approximately $220 million. See Note 16 for subsequent events related to the EME bankruptcy.

As of December 31, 2013, Edison International has a tax basis of $544 million (tax-effected) in the stock of EME. To the extent that Edison International's tax basis in EME stock is positive upon tax deconsolidation, Edison International may be entitled to claim a tax deduction equal to the amount of its tax basis. A change in Edison International’s tax basis in the stock of EME can result from a number of items, including, but not limited to, utilization of net operating loss carryforwards and tax payments. Edison International has not recorded a deferred tax asset at December 31, 2013 related to potential tax benefits from a tax deduction related to its tax basis in EME.
Effective Tax Rate
The table below provides a reconciliation of income tax expense computed at the federal statutory income tax rate to the income tax provision:

	Edison International			SCE
	Years ended December 31,
(in millions)	2013	2012	2011	2013	2012	2011
Income from continuing operations before income taxes	$1,221	$1,861	$1,668	$1,279	$1,874	$1,745
Provision for income tax at federal statutory rate of 35%	427	652	584	448	656	611
Increase (decrease) in income tax from:
Items presented with related state income tax, net:
Repair deductions[1]	—	(231)	—	—	(231)	—
State tax, net of federal benefit	18	108	85	34	54	80
Property-related[2]	(192)	(223)	(46)	(192)	(223)	(46)
Accumulated deferred income tax adjustments	—	(41)	(30)	—	(41)	(30)
Change related to uncertain tax positions	14	40	—	14	36	(3)
Other	(25)	(38)	(25)	(25)	(37)	(11)
Total income tax expense from continuing operations	$242	$267	$568	$279	$214	$601
Effective tax rate	19.8%	14.3%	34.1%	21.8%	11.4%	34.4%

[1]
Edison International made a voluntary election in 2009 to change its tax accounting method for certain repair costs incurred on SCE's transmission, distribution and generation assets. Regulatory treatment for the 2009 – 2011 incremental repairs deductions taken after the 2009 tax accounting method change resulted in SCE recognizing a $231 million earnings benefit in 2012.

[2]	Includes incremental repair benefit recorded in 2013 and 2012. See discussion of repair deductions below.
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

Unrecognized Tax Benefits
The following table provides a reconciliation of unrecognized tax benefits for continuing and discontinued operations:

	Edison International			SCE
	December 31,
(in millions)	2013	2012	2011	2013	2012	2011
Balance at January 1,	$812	$631	$565	$571	$373	$329
Tax positions taken during the current year:
Increases	19	33	39	22	35	34
Tax positions taken during a prior year:
Increases	43	177	102	45	169	82
Decreases	(109)	(11)	(75)	(106)	(6)	(72)
Increases (decreases) – deconsolidation of EME [1]	50	(18)	—	—	—	—
Decreases for settlements during the period	—	—	—	—	—	—
Balance at December 31,	$815	$812	$631	$532	$571	$373

[1]
Unrecognized tax benefits of EME have been deconsolidated as a result of the bankruptcy filing by EME, except for tax liabilities that Edison International is jointly liable with EME under the Internal Revenue Code and applicable state statues. See Note 16 for further information. During 2013, Edison International increased the amount of unrecognized tax benefits related to the taxable gain on sale of EME’s international assets by $50 million as a result of unfavorable developments during the fourth quarter of 2013.

As of December 31, 2013 and 2012, if recognized, $653 million and $622 million respectively, of the unrecognized tax benefits would impact Edison International's effective tax rate; and $374 million and $388 million, respectively, of the unrecognized tax benefits would impact SCE's effective tax rate.
Tax Disputes
The IRS examination phase of tax years 2003 through 2006 was completed in the fourth quarter of 2010, which included proposed adjustments for the following two items:

•
A proposed adjustment increasing the taxable gain on the 2004 sale of EME's international assets, which if sustained, would result in a federal tax payment of approximately $206 million, including interest and penalties through December 31, 2013, see Note 16.

•
A proposed adjustment to disallow a component of SCE's repair allowance deduction, which if sustained, would result in a federal tax payment of approximately $100 million, including interest through December 31, 2013.

Edison International disagrees with the proposed adjustments and filed a protest with the IRS in the first quarter of 2011. During the fourth quarter of 2013, the Internal Revenue Service advised Edison International that it intends to issue technical advice adverse to Edison International supporting the proposed adjustment by IRS examination increasing the taxable gain on the 2004 sale of EME’s international assets (the technical advice adverse to Edison International was received in February 2014). The technical advice did not address penalties. Edison International is continuing to protest the asserted penalty with IRS Appeals. Edison International anticipates that the IRS will issue a deficiency notice for the tax, interest and possibly penalties related to this issue at the conclusion of the IRS appeals process. After the receipt of such deficiency notice, Edison International will have 90 days to file a petition in United States Tax Court. If a petition is not timely filed, Edison International anticipates after the expiration of the 90-day period, the IRS will assess the underpayment of tax, interest and penalties, if any, and demand payment.

Tax Years 2007 – 2009
The IRS examination phase of tax years 2007 through 2009 was completed during the first quarter of 2013. Edison International received a Revenue Agent Report from the IRS on February 28, 2013 which included a proposed adjustment to disallow a component of SCE's repair allowance deduction (similar to the 2003 – 2006 tax years). The proposed adjustment to disallow a component of SCE's repair allowance deduction, if sustained, would result in a federal tax payment of approximately $74 million, including interest through December 31, 2013. Edison International disagrees with the proposed adjustment and filed a protest with the IRS in April 2013.
Accrued Interest and Penalties
The total amount of accrued interest and penalties related to income tax liabilities for continuing and discontinued operations are:

	Edison International		SCE
	December 31,
(in millions)	2013	2012	2013	2012
Accrued interest and penalties	$406	$278	$88	$87
The net after-tax interest and penalties recognized in income tax expense are:

	Edison International			SCE
	December 31,
(in millions)	2013	2012	2011	2013	2012	2011
Net after-tax interest and penalties tax benefit (expense)	$(3)	$(10)	$(8)	$2	$(11)	$(8)
Note 8.    Compensation and Benefit Plans
Employee Savings Plan
The 401(k) defined contribution savings plan is designed to supplement employees' retirement income. The following employer contributions were made for continuing operations:

	Edison International	SCE
(in millions)	Years ended December 31,
2013	$76	$76
2012	85	84
2011	84	83
Pension Plans and Postretirement Benefits Other Than Pensions
Pension Plans
Noncontributory defined benefit pension plans (some with cash balance features) cover most employees meeting minimum service requirements. SCE recognizes pension expense for its nonexecutive plan as calculated by the actuarial method used for ratemaking. The expected contributions (all by the employer) for Edison International and SCE are approximately $200 million and $173 million, respectively, for the year ending December 31, 2014. Annual contributions made to most of SCE's pension plans are anticipated to be recovered through CPUC-approved regulatory mechanisms. Annual contributions to these plans are expected to be, at a minimum, equal to the related annual expense.

The funded position of Edison International's pension is sensitive to changes in market conditions. Changes in overall interest rate levels significantly affect the company's liabilities, while assets held in the various trusts established to fund Edison International's long-term pension are affected by movements in the equity and bond markets. Due to SCE's regulatory recovery treatment, the unfunded status is offset by a regulatory asset.
Non-Executive Retirement Plan Liabilities of EME
The employees of EME and its subsidiaries participate in a number of qualified retirement plans that are sponsored by either Edison International or SCE. Under these benefit plans EME is obligated to make contributions to fund the costs of the plans. Edison International Parent has not guaranteed the obligations of EME, however, under the Internal Revenue Code and applicable state statutes, Edison International Parent is jointly liable for qualified retirement plans. As a result of the EME Chapter 11 bankruptcy filing, Edison International has a long-term liability of $35 million and $80 million at December 31, 2013 and 2012, respectively, related to employees of EME participation in these plans which is reflected in the table below. For further information on the EME Chapter 11 bankruptcy filing, refer to Note 16.
Transfer of Certain Pension Benefits to Edison International
In 2012, Edison International agreed to assume the liabilities for active employees of SCE and EME under the specified plans related to pension benefits. During bankruptcy, EME is obligated to fund costs incurred on an after tax basis each pay period while SCE is obligated to reimburse Edison International upon settlement of liabilities on an after tax basis.

Information on pension plan assets and benefit obligations for continuing and discontinued operations is shown below.

	Edison International		SCE
	Years ended December 31,
(in millions)	2013	2012	2013	2012
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$4,948	$4,493	$4,434	$4,112
Service cost	174	179	154	156
Interest cost	182	196	164	176
Liability transferred to Edison International	—	23	—	(92)
Actuarial (gain) loss	(330)	370	(277)	318
Curtailment	—	(26)	—	—
Benefits paid	(796)	(253)	(754)	(236)
Deconsolidation of EME[1]	—	(34)	—	—
Projected benefit obligation at end of year	$4,178	$4,948	$3,721	$4,434
Change in plan assets
Fair value of plan assets at beginning of year	$3,542	$3,153	$3,320	$2,971
Actual return on plan assets	540	460	505	431
Employer contributions	191	182	165	154
Benefits paid	(796)	(253)	(754)	(236)
Fair value of plan assets at end of year	$3,477	$3,542	$3,236	$3,320
Funded status at end of year	$(701)	$(1,406)	$(485)	$(1,114)
Amounts recognized in the consolidated balance sheets consist of:
Current liabilities	$(15)	$(19)	$(5)	$(6)
Long-term liabilities	(686)	(1,387)	(480)	(1,108)
	$(701)	$(1,406)	$(485)	$(1,114)
Amounts recognized in accumulated other comprehensive loss consist of:
Net loss	$30	$127	$33	$40
Amounts recognized as a regulatory asset:
Prior service cost	$25	$30	$25	$30
Net loss	328	999	328	999
	$353	$1,029	$353	$1,029
Total not yet recognized as expense	$383	$1,156	$386	$1,069
Accumulated benefit obligation at end of year	$4,015	$4,609	$3,599	$4,171
Pension plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$4,178	$4,948	$3,721	$4,434
Accumulated benefit obligation	4,015	4,609	3,599	4,171
Fair value of plan assets	3,477	3,542	3,236	3,320
Weighted-average assumptions used to determine obligations at end of year:
Discount rate	4.75%	3.75%	4.75%	3.75%
Rate of compensation increase	4.0%	4.5%	4.0%	4.5%

[1]
The retirement plan liabilities of EME have been deconsolidated as a result of the bankruptcy filing by EME, except for qualified pension plans that Edison International is jointly liable with EME under the Internal Revenue Code. See Note 16 for further information.

Pension expense components for continuing operations are:

	Edison International			SCE
	Years ended December 31,
(in millions)	2013	2012	2011	2013	2012	2011
Service cost	$162	$163	$149	$159	$160	$145
Interest cost	170	183	196	167	180	192
Expected return on plan assets	(222)	(217)	(226)	(222)	(217)	(225)
Settlement costs[1]	87	5	—	85	4	—
Amortization of prior service cost	5	3	7	5	3	7
Amortization of net loss[2]	39	61	25	35	57	22
Expense under accounting standards	241	198	151	229	187	141
Regulatory adjustment (deferred)	(53)	(19)	(28)	(53)	(19)	(28)
Total expense recognized	$188	$179	$123	$176	$168	$113

[1]	Includes the amount of net loss reclassified from other comprehensive loss. The amount reclassified for Edison International was $2 million for the year ended December 31, 2013.

[2]
Includes the amount of net loss reclassified from other comprehensive loss. The amount reclassified for Edison International and SCE was $11 million and $7 million for the year ended December 31, 2013, respectively.

Under GAAP, a settlement is recorded when lump-sum payments exceed estimated annual service and interest costs. Lump-sum payments to employees retiring in 2013 from the SCE Retirement Plan (primarily due to workforce reductions described below) exceeded the estimated service and interest costs for the year. A settlement requires re-measurement of both the plan pension obligations and plan assets as of the date of the settlement. The re-measurement of the SCE Retirement Plan during 2013 resulted in total actuarial gains of $563 million, including $558 million for SCE. The actuarial gains are primarily due to an increase in the discount rate (from 3.75% at December 31, 2012 to 4.25% as of May 31, 2013, 4.50% as of August 31, 2013 and 4.75% as of December 31, 2013) due to higher interest rates and performance of the plan assets.
After re-measurement, GAAP requires an acceleration of a portion of unrecognized net losses attributable to such lump-sum payments as additional pension expense as reflected in the above table. The additional pension expense related to SCE did not impact net income as such amounts are probable of recovery through future rates.
The projected benefit obligations exceeded the fair value of the SCE Retirement Plan assets by $478 million, including $449 million for SCE, at December 31, 2013 compared to $1.11 billion, including $1.07 billion for SCE, at December 31, 2012.
Other changes in pension plan assets and benefit obligations recognized in other comprehensive income for continuing operations:

	Edison International			SCE
	Years ended December 31,
(in millions)	2013	2012	2011	2013	2012	2011
Net (gain) loss	$(33)	$36	$13	$(24)	$20	$8
Amortization of net loss	(13)	(10)	(11)	(7)	(6)	(7)
Total recognized in other comprehensive loss	$(46)	$26	$2	$(31)	$14	$1
Total recognized in expense and other comprehensive income	$142	$205	$125	$145	$182	$114

In accordance with authoritative guidance on rate-regulated enterprises, SCE records regulatory assets and liabilities instead of charges and credits to other comprehensive income (loss) for the portion of SCE's postretirement benefit plans that are recoverable in utility rates. The estimated pension amounts that will be amortized to expense in 2014 for continuing operations are as follows:

(in millions)	Edison International	SCE
Unrecognized net loss to be amortized[1]	$5	$2
Unrecognized prior service cost to be amortized	5	5

[1]	The amount of net loss expected to be reclassified from other comprehensive loss for Edison International's continuing operations and SCE is $6 million and $4 million, respectively.
Edison International and SCE used the following weighted-average assumptions to determine pension expense for continuing operations:

	Years ended December 31,
	2013	2012	2011
Discount rate	4.13%	4.5%	5.25%
Rate of compensation increase	4.5%	4.5%	5.0%
Expected long-term return on plan assets	7.0%	7.5%	7.5%
The following benefit payments, which reflect expected future service, are expected to be paid:

	Edison International	SCE
(in millions)	Years ended December 31,
2014	$265	$202
2015	240	208
2016	249	214
2017	254	219
2018	257	227
2019 – 2023	1,323	1,196
Postretirement Benefits Other Than Pensions ("PBOP(s)")
Most employees retiring at or after age 55 with at least 10 years of service may be eligible for postretirement medical, dental, vision and life insurance benefits. Eligibility for a company contribution toward the cost of these benefits in retirement depends on a number of factors, including the employee's years of service, hire date, and retirement date. Under the terms of the Edison International Health and Welfare Plan (“PBOP Plan”) each participating employer (Edison International or its participating subsidiaries) is responsible for the costs and expenses of all PBOP benefits with respect to its employees and former employees. A participating employer may terminate the PBOP benefits with respect to its employees and former employees, as may SCE (as Plan sponsor), and, accordingly, the participants' PBOP benefits are not vested benefits.
The expected contributions (all by the employer) for PBOP benefits for SCE are $14 million for the year ended December 31, 2014. Annual contributions made to SCE plans are anticipated to be recovered through CPUC-approved regulatory mechanisms and are expected to be, at a minimum, equal to the total annual expense for these plans.
SCE has established three voluntary employee beneficiary associations trusts (“VEBA Trusts”) that can only be used to pay for retiree health care benefits of SCE. Once funded into the VEBA Trusts, neither SCE nor Edison International can subsequently terminate benefits and recover remaining amounts in the VEBA Trusts. Participants of the PBOP Plan do not have a beneficial interest in the VEBA Trusts. The VEBA Trust assets are sensitive to changes in market conditions. Changes in overall interest rate levels significantly affect the company's liabilities, while assets held in the various trusts established to fund Edison International's other postretirement benefits are affected by movements in the equity and bond markets. Due to SCE's regulatory recovery treatment, the unfunded status is offset by a regulatory asset.

Information on PBOP Plan assets and benefit obligations for continuing and discontinued operations is shown below:

	Edison International		SCE
	Years ended December 31,
(in millions)	2013	2012	2013	2012
Change in benefit obligation
Benefit obligation at beginning of year	$2,460	$2,553	$2,452	$2,415
Service cost	49	47	48	47
Interest cost	98	108	97	108
Special termination benefits	11	2	11	2
Actuarial gain	(313)	(86)	(312)	(86)
Plan participants' contributions	18	16	18	16
Medicare Part D subsidy received	—	4	—	4
Benefits paid	(103)	(54)	(103)	(54)
Deconsolidation of EME[1]	—	(130)	—	—
Benefit obligation at end of year	$2,220	$2,460	$2,211	$2,452
Change in plan assets
Fair value of plan assets at beginning of year	$1,800	$1,570	$1,800	$1,570
Actual return on assets	317	212	317	212
Employer contributions	33	52	33	52
Plan participants' contributions	18	16	18	16
Medicare Part D subsidy received	—	4	—	4
Benefits paid	(103)	(54)	(103)	(54)
Fair value of plan assets at end of year	$2,065	$1,800	$2,065	$1,800
Funded status at end of year	$(155)	$(660)	$(146)	$(652)
Amounts recognized in the consolidated balance sheets consist of:
Current liabilities	$(17)	$(18)	$(16)	$(18)
Long-term liabilities	(138)	(642)	(130)	(634)
	$(155)	$(660)	$(146)	$(652)
Amounts recognized in accumulated other comprehensive loss (income) consist of:
Net loss	$4	$5	$—	$—
Amounts recognized as a regulatory asset (liability):
Prior service credit	$(54)	$(89)	$(54)	$(89)
Net loss	69	610	69	610
	$15	$521	$15	$521
Total not yet recognized as expense	$19	$526	$15	$521
Weighted-average assumptions used to determine obligations at end of year:
Discount rate	5.0%	4.25%	5.0%	4.25%
Assumed health care cost trend rates:
Rate assumed for following year	7.75%	8.5%	7.75%	8.5%
Ultimate rate	5.0%	5.0%	5.0%	5.0%
Year ultimate rate reached	2020	2020	2020	2020

[1]
The postretirement plan liabilities of EME have been deconsolidated as a result of the bankruptcy filing by EME. EME Homer City, a subsidiary of EME terminated the benefits of its employees in the PBOP Plan during 2012. In January 2014, EME settled and the Bankruptcy Court approved the settlement of all the EME Homer City employee claims to the EME Homer City PBOP Plan. EME has requested approval of the Bankruptcy Court to terminate the benefits of its employees and employees of its subsidiaries in the PBOP Plan upon confirmation of their Plan of Reorganization. Participation in the PBOP Plan by employees of EME and its subsidiaries

(other than Homer City) has been permitted under EME's shared services agreement approved by the Bankruptcy Court subject to funding of paid claims. Edison International is not obligated to continue to provide benefits to EME employees under the PBOP Plan, nor can the VEBA Trusts be used to pay for benefits of EME participants. See Note 16 for further information.
PBOP expense components for continuing operations are:

	Edison International			SCE
	Years ended December 31,
(in millions)	2013	2012	2011	2013	2012	2011
Service cost	$49	$47	$40	$48	$47	$40
Interest cost	98	108	115	97	108	114
Expected return on plan assets	(114)	(108)	(111)	(114)	(109)	(111)
Special termination benefits[1]	11	2	—	11	2	—
Amortization of prior service credit	(36)	(35)	(35)	(35)	(35)	(35)
Amortization of net loss	24	39	26	24	39	26
Total expense	$32	$53	$35	$31	$52	$34

[1]	Due to the reduction in workforce, SCE has incurred costs for extended retiree health care coverage.
In accordance with authoritative guidance on rate-regulated enterprises, SCE records regulatory assets and liabilities instead of charges and credits to other comprehensive income (loss) for the portion of SCE's postretirement benefit plans that are recoverable in utility rates. The estimated PBOP amounts that will be amortized to expense in 2014 for continuing operations are as follows:

(in millions)	Edison International	SCE
Unrecognized prior service credit to be amortized	$(36)	$(36)
Edison International and SCE used the following weighted-average assumptions to determine PBOP expense for continuing operations:

	Years ended December 31,
	2013	2012	2011
Discount rate	4.25%	4.75%	5.5%
Expected long-term return on plan assets	6.7%	7.0%	7.0%
Assumed health care cost trend rates:
Current year	8.5%	9.5%	9.75%
Ultimate rate	5.0%	5.25%	5.5%
Year ultimate rate reached	2020	2019	2019
A one-percentage-point change in assumed health care cost trend rate would have the following effects on continuing operations:

	Edison International		SCE
(in millions)	One-Percentage-Point Increase	One-Percentage-Point Decrease	One-Percentage-Point Increase	One-Percentage-Point Decrease
Effect on accumulated benefit obligation as of December 31, 2013	$229	$(191)	$228	$(190)
Effect on annual aggregate service and interest costs	11	(9)	11	(9)

The following benefit payments are expected to be paid:

	Edison International	SCE
(in millions)	Years ended December 31,
2014	$92	$92
2015	101	100
2016	107	106
2017	113	113
2018	119	119
2019 – 2023	668	666
Plan Assets
Description of Pension and Postretirement Benefits Other than Pensions Investment Strategies
The investment of plan assets is overseen by a fiduciary investment committee. Plan assets are invested using a combination of asset classes, and may have active and passive investment strategies within asset classes. Target allocations for 2013 and 2012 pension plan assets are 30% for U.S. equities, 16% for non-U.S. equities, 35% for fixed income, 15% for opportunistic and/or alternative investments and 4% for other investments. Target allocations for 2013 and 2012 PBOP plan assets are 41% for U.S. equities, 17% for non-U.S. equities, 34% for fixed income, 7% for opportunistic and/or alternative investments, and 1% for other investments. Edison International employs multiple investment management firms. Investment managers within each asset class cover a range of investment styles and approaches. Risk is managed through diversification among multiple asset classes, managers, styles and securities. Plan, asset class and individual manager performance is measured against targets. Edison International also monitors the stability of its investment managers' organizations.
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
Capital Markets Return Forecasts
SCE's capital markets return forecast methodologies primarily use a combination of historical market data, current market conditions, proprietary forecasting expertise, complex models to develop asset class return forecasts and a building block approach. The forecasts are developed using variables such as real risk-free interest, inflation, and asset class specific risk premiums. For equities, the risk premium is based on an assumed average equity risk premium of 5% over cash. The forecasted return on private equity and opportunistic investments are estimated at a 2% premium above public equity, reflecting a premium for higher volatility and lower liquidity. For fixed income, the risk premium is based off of a comprehensive modeling of credit spreads.
Fair Value of Plan Assets
The PBOP Plan and the Southern California Edison Company Retirement Plan Trust (Master Trust) assets include investments in equity securities, U.S. treasury securities, other fixed-income securities, common/collective funds, mutual funds, other investment entities, foreign exchange and interest rate contracts, and partnership/joint ventures. Equity securities, U.S. treasury securities, mutual and money market funds are classified as Level 1 as fair value is determined by observable, unadjusted quoted market prices in active or highly liquid and transparent markets. Common/collective funds are valued at the net asset value ("NAV") of shares held. Although common/collective funds are determined by observable prices, they are classified as Level 2 because they trade in markets that are less active and transparent. The fair value of the underlying investments in equity mutual funds and equity common/collective funds are based upon stock-exchange prices. The fair value of the underlying investments in fixed-income common/collective funds, fixed-income mutual funds and other fixed income securities including municipal bonds are based on evaluated prices that reflect significant observable market information such as reported trades, actual trade information of similar securities, benchmark yields, broker/dealer quotes, issuer spreads, bids, offers and relevant credit information. Foreign exchange and interest rate contracts are classified as Level 2 because the values are based on observable prices but are not traded on an exchange. Futures contracts trade on an exchange and therefore are classified as Level 1. The partnerships classified as Level 2 can be readily redeemed at NAV and the underlying investments are liquid, publicly traded fixed-income securities which have observable prices. The remaining partnerships/joint ventures are classified as Level 3 because fair value is determined primarily based upon management estimates of future cash flows. Other investment entities are valued similarly to common collective funds and are therefore classified as Level 2. The Level 1 registered investment companies are either mutual or money market funds. The remaining funds in this category are readily redeemable at NAV and classified as Level 2 and are discussed further at footnote 7 to the pension plan master trust investments table below.
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

Pension Plan
The following table sets forth the Master Trust investments for Edison International and SCE that were accounted for at fair value as of December 31, 2013 by asset class and level within the fair value hierarchy:

(in millions)	Level 1	Level 2	Level 3	Total
U.S. government and agency securities[1]	$195	$471	$—	$666
Corporate stocks[2]	653	—	—	653
Corporate bonds[3]	—	553	—	553
Common/collective funds[4]	—	546	—	546
Partnerships/joint ventures[5]	—	148	390	538
Other investment entities[6]	—	282	—	282
Registered investment companies[7]	112	81	—	193
Interest-bearing cash	12	—	—	12
Other	6	109	—	115
Total	$978	$2,190	$390	$3,558
Receivables and payables, net				(81)
Net plan assets available for benefits				$3,477
SCE's share of net plan assets				$3,236
Edison International Parent and Other's share of net plan assets				6
EME's share of net plan assets				235
The following table sets forth the Master Trust investments that were accounted for at fair value as of December 31, 2012 by asset class and level within the fair value hierarchy:

(in millions)	Level 1	Level 2	Level 3	Total
U.S. government and agency securities[1]	$242	$350	$—	$592
Corporate stocks[2]	743	—	—	743
Corporate bonds[3]	—	508	—	508
Common/collective funds[4]	—	635	—	635
Partnerships/joint ventures[5]	—	166	414	580
Other investment entities[6]	—	271	—	271
Registered investment companies[7]	98	28	—	126
Interest-bearing cash	24	—	—	24
Other	1	100	—	101
Total	$1,108	$2,058	$414	$3,580
Receivables and payables, net				(38)
Net plan assets available for benefits				$3,542
SCE's share of net plan assets				$3,320
Edison International Parent and Other's share of net plan assets				7
EME's share of net plan assets				215

[1]	Level 1 U.S. government and agency securities are U.S. treasury bonds and notes. Level 2 primarily relates to the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation.

[2]
Corporate stocks are diversified. For 2013 and 2012, respectively, performance is primarily benchmarked against the Russell Indexes (51% and 60%) and Morgan Stanley Capital International (MSCI) index (49% and 40%).

[3]
Corporate bonds are diversified. At December 31, 2013 and 2012, respectively, this category includes $78 million and $65 million for collateralized mortgage obligations and other asset backed securities of which $15 million and $7 million are below investment grade.

[4]
At December 31, 2013 and 2012, respectively, the common/collective assets were invested in equity index funds that seek to track performance of the Standard and Poor's (S&P 500) Index (27% and 29%), Russell 1000 indexes (28% and 28%) and the MSCI Europe, Australasia and Far East (EAFE) Index (15% and 11%). A non-index U.S. equity fund representing 23% and 25% of this category for 2013 and 2012, respectively, is actively managed. Another fund representing 6% and 6% of this category for 2013 and 2012, respectively, is a global asset allocation fund.

[5]
Partnerships/joint venture Level 2 investments consist primarily of a partnership which invests in publicly traded fixed income securities, primarily from the banking and finance industry and U.S. government agencies. At December 31, 2013 and 2012, respectively, approximately 64% and 56% of the Level 3 partnerships are invested in (1) asset backed securities, including distressed mortgages and (2) commercial and residential loans and debt and equity of banks. The remaining Level 3 partnerships are invested in small private equity and venture capital funds. Investment strategies for these funds include branded consumer products, early stage technology, California geographic focus, and diversified US and non-US fund-of-funds.

[6]
Other investment entities were primarily invested in (1) emerging market equity securities, (2) a hedge fund that invests through liquid instruments in a global diversified portfolio of equity, fixed income, interest rate, foreign currency and commodities markets, and (3) domestic mortgage backed securities.

[7]
Level 1 of registered investment companies primarily consisted of a global equity mutual fund which seeks to outperform the MSCI World Total Return Index. Level 2 primarily consisted of a short-term bond fund.

At December 31, 2013 and 2012, approximately 67% and 66%, respectively, of the publicly traded equity investments, including equities in the common/collective funds, were located in the United States.
The following table sets forth a summary of changes in the fair value of Edison International's and SCE's Level 3 investments:

(in millions)	2013	2012
Fair value, net at beginning of period	$414	$448
Actual return on plan assets:
Relating to assets still held at end of period	61	88
Relating to assets sold during the period	10	13
Purchases	45	98
Dispositions	(140)	(233)
Transfers in and/or out of Level 3	—	—
Fair value, net at end of period	$390	$414
Postretirement Benefits Other than Pensions
The following table sets forth the VEBA Trust assets for SCE that were accounted for at fair value as of December 31, 2013 by asset class and level within the fair value hierarchy:

(in millions)	Level 1	Level 2	Level 3	Total
Common/collective funds[1]	$—	$863	$—	$863
Corporate stocks[2]	451	—	—	451
Corporate notes and bonds[3]	—	250	—	250
Partnerships[4]	—	20	164	184
U.S. government and agency securities[5]	118	36	—	154
Registered investment companies[6]	52	5	—	57
Interest bearing cash	19	—	—	19
Other[7]	7	78	—	85
Total	$647	$1,252	$164	$2,063
Receivables and payables, net				2
Combined net plan assets available for benefits				$2,065

The following table sets forth the VEBA Trust assets for SCE that were accounted for at fair value as of December 31, 2012 by asset class and level within the fair value hierarchy:

(in millions)	Level 1	Level 2	Level 3	Total
Common/collective funds[1]	$—	$723	$—	$723
Corporate stocks[2]	361	—	—	361
Corporate notes and bonds[3]	—	210	—	210
Partnerships[4]	—	17	166	183
U.S. government and agency securities[5]	131	31	—	162
Registered investment companies[6]	68	—	—	68
Interest bearing cash	24	—	—	24
Other[7]	6	104	—	110
Total	$590	$1,085	$166	$1,841
Receivables and payables, net				(41)
Combined net plan assets available for benefits				$1,800

[1]
At December 31, 2013 and 2012, respectively, 60% and 60% of the common/collective assets are invested in a large cap index fund which seeks to track performance of the Russell 1000 index. 23% and 23% of the assets in this category are in index funds which seek to track performance in the MSCI Europe, Australasia and Far East (EAFE) Index. 6% and 6% of this category are invested in a privately managed bond fund and 7% and 6% in a fund which invests in equity securities the fund manager believes are undervalued.

[2]	Corporate stock performance is primarily benchmarked against the Russell Indexes (50% and 50%) and the MSCI All Country World (ACWI) index (50% and 50%) for 2013 and 2012, respectively.

[3]
Corporate notes and bonds are diversified and include approximately $29 million and $20 million for commercial collateralized mortgage obligations and other asset backed securities at December 31, 2013 and 2012, respectively.

[4]
At December 31, 2013 and 2012, respectively, 78% and 82% of the Level 3 partnerships category is invested in (1) asset backed securities including distressed mortgages, (2) distressed companies and (3) commercial and residential loans and debt and equity of banks.

[5]	Level 1 U.S. government and agency securities are U.S. treasury bonds and notes. Level 2 primarily relates to the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association.

[6]	Level 1 registered investment companies consist of an investment grade corporate bond mutual fund and a money market fund.

[7]	Other includes $76 million and $73 million of municipal securities at December 31, 2013 and 2012, respectively.
At December 31, 2013 and 2012, approximately 65% and 66%, respectively, of the publicly traded equity investments, including equities in the common/collective funds, were located in the United States.
The following table sets forth a summary of changes in the fair value of PBOP Level 3 investments:

(in millions)	2013	2012
Fair value, net at beginning of period	$166	$130
Actual return on plan assets
Relating to assets still held at end of period	24	20
Relating to assets sold during the period	5	5
Purchases	23	35
Dispositions	(54)	(24)
Transfers in and/or out of Level 3	—	—
Fair value, net at end of period	$164	$166

Stock-Based Compensation
Edison International maintains a shareholder approved incentive plan (the 2007 Performance Incentive Plan) that includes stock-based compensation. The maximum number of shares of Edison International's common stock authorized to be issued or transferred pursuant to awards under the 2007 Performance Incentive Plan, as amended, is 49.5 million shares, plus the number of any shares subject to awards issued under Edison International's prior plans and outstanding as of April 26, 2007, which expire, cancel or terminate without being exercised or shares being issued ("carry-over shares"). As of December 31, 2013, Edison International had approximately 23 million shares remaining for future issuance under its stock-based compensation plans.
The following table summarizes total expense and tax benefits (expense) associated with stock based compensation:

	Edison International			SCE
	Years ended December 31,
(in millions)	2013	2012	2011	2013	2012	2011
Stock-based compensation expense[1]:
Stock options	$15	$18	$14	$11	$10	$9
Performance shares	4	7	5	2	4	3
Restricted stock units	7	9	6	4	5	4
Other	1	1	5	—	—	4
Total stock-based compensation expense	$27	$35	$30	$17	$19	$20
Income tax benefits related to stock compensation expense	$11	$14	$12	$7	$8	$8
Excess tax benefits (expense)[2]	5	(6)	12	2	(13)	11

[1]	Reflected in "Operation and maintenance" on Edison International's and SCE's consolidated statements of income.
2 Reflected in "Settlements of stock-based compensation, net" in the financing section of Edison International's and SCE's consolidated statements of cash flows.
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
The fair value for each option granted was determined as of the grant date using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires various assumptions noted in the following table:

	Years ended December 31,
	2013	2012	2011
Expected terms (in years)	6.2	6.9	7.0
Risk-free interest rate	1.0% – 2.1%	1.1% – 1.7%	1.4% – 3.1%
Expected dividend yield	2.7% – 3.1%	2.8% – 3.1%	3.1% – 3.5%
Weighted-average expected dividend yield	2.8%	3.0%	3.4%
Expected volatility	17.7% – 18.6%	17.4% – 18.3%	18.2% – 19.0%
Weighted-average volatility	17.7%	18.3%	18.9%

The expected term represents the period of time for which the options are expected to be outstanding and is primarily based on historical exercise and post-vesting cancellation experience and stock price history. The risk-free interest rate for periods within the contractual life of the option is based on a zero coupon U.S. Treasury STRIPS (separate trading of registered interest and principal of securities) whose maturity equals the option's expected term on the measurement date. Expected volatility is based on the historical volatility of Edison International's common stock for the length of the option's expected term for 2013. The volatility period used was 74 months, 83 months and 84 months at December 31, 2013, 2012 and 2011, respectively.
The following is a summary of the status of Edison International's stock options:

		Weighted-Average
	Stock options	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Edison International:
Outstanding at December 31, 2012	19,231,723	$37.96
Granted	2,778,766	48.46
Expired	(158,107)	49.69
Forfeited	(540,782)	42.55
Exercised	(4,084,755)	34.54
Outstanding at December 31, 2013	17,226,845	40.22	5.78
Vested and expected to vest at December 31, 2013	16,715,413	40.13	5.71	$115
Exercisable at December 31, 2013	10,118,484	38.26	4.24	88
SCE:
Outstanding at December 31, 2012	10,308,461	$37.73
Granted	1,792,688	48.48
Expired	(97,000)	49.63
Forfeited	(402,548)	43.47
Exercised	(2,643,487)	34.94
Transfers, net	87,884	36.67
Outstanding at December 31, 2013	9,045,998	40.28	5.92
Vested and expected to vest at December 31, 2013	8,737,930	40.17	5.84	$60
Exercisable at December 31, 2013	5,080,978	37.96	4.29	46
At December 31, 2013, total unrecognized compensation cost related to stock options and the weighted-average period the cost is expected to be recognized are as follows:

(in millions)	Edison International	SCE
Unrecognized compensation cost, net of expected forfeitures	$13	$10
Weighted-average period (in years)	2.2	2.3

Supplemental Data on Stock Options

	Edison International			SCE
	Years ended December 31,
(in millions, except per award amounts)	2013	2012	2011	2013	2012	2011
Stock options:
Weighted average grant date fair value per option granted	$5.40	$5.22	$5.61	$5.38	$5.22	$5.61
Fair value of options vested	17	17	18	10	10	10
Cash used to purchase shares to settle options	199	169	90	130	96	46
Cash from participants to exercise stock options	140	101	59	92	59	28
Value of options exercised	59	68	31	38	37	18
Tax benefits from options exercised	24	27	12	15	15	7
Performance Shares
A target number of contingent performance shares were awarded to executives in March 2013, 2012 and 2011 and vest at the end of a three year period for each grant. The vesting of the grants is dependent upon market and financial performance conditions and service conditions as defined in the grants for each of the years. The number of performance shares earned from each year's grants could range from zero to twice the target number (plus additional units credited as dividend equivalents). Performance shares earned are settled half in cash and half in common stock; however, Edison International has discretion under certain of the awards to pay the half subject to cash settlement in common stock. The portion of performance shares that can be settled in cash is classified as a share-based liability award. The fair value of these shares is remeasured at each reporting period and the related compensation expense is adjusted. Compensation expense related to these shares is based on the grant-date fair value, which for each share is determined as the closing price of Edison International common stock on the grant date; however, with respect to the portion of the performance shares payable in common stock that is subject to the financial performance condition described above, the number of performance shares expected to be earned is subject to revision and update at each reporting period, with a related adjustment of compensation expense. Performance shares expense is recognized ratably over the requisite service period based on the fair values determined (subject to the adjustments discussed above), except for awards granted to retirement-eligible participants.
The fair value of market condition performance shares is determined using a Monte Carlo simulation valuation model.

The following is a summary of the status of Edison International's nonvested performance shares:

	Equity Awards		Liability Awards
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Fair Value
Edison International:
Nonvested at December 31, 2012	242,421	$38.86	242,071	$46.23
Granted	73,679	50.87	73,483
Forfeited	(19,239)	42.10	(19,197)
Vested[1]	(140,164)	30.97	(140,053)
Nonvested at December 31, 2013	156,697	51.17	156,304	51.72
SCE:
Nonvested at December 31, 2012	131,940	$38.87	131,691	$46.19
Granted	47,548	50.92	47,377
Forfeited	(13,065)	43.42	(13,029)
Vested[1]	(76,705)	31.02	(76,624)
Affiliate transfers, net	943	40.15	942
Nonvested at December 31, 2013	90,661	51.19	90,357	51.22

[1]	Relates to performance shares that will be paid in 2014 as performance targets were met at December 31, 2013.
Restricted Stock Units
Restricted stock units were awarded to Edison International's and SCE's executives in March 2013, 2012 and 2011 and vest and become payable in January 2016, 2015 and 2014, respectively. Each restricted stock unit awarded includes a dividend equivalent feature and is a contractual right to receive one share of Edison International common stock, if vesting requirements are satisfied. The vesting of Edison International's restricted stock units is dependent upon continuous service through the end of the three-calendar-year-plus-two-days vesting period.
The following is a summary of the status of Edison International's nonvested restricted stock units:

	Edison International		SCE
	Restricted Stock Units	Weighted-Average Grant Date Fair Value	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2012	679,468	$38.09	368,553	$38.07
Granted	154,401	48.45	99,616	48.47
Forfeited	(38,343)	42.15	(26,328)	42.96
Vested	(255,837)	34.17	(151,836)	34.59
Affiliate transfers, net	—	—	2,834	38.10
Nonvested at December 31, 2013	539,689	42.70	292,839	42.98
The fair value for each restricted stock unit awarded is determined as the closing price of Edison International common stock on the grant date.

Workforce Reductions
In 2012, SCE commenced multiple efforts to reduce its workforce in order to reflect SCE's strategic direction to optimize its cost structure, moderate customer rate increases and align its cost structure with its peers. In addition, in June 2013, SCE announced plans to permanently retire San Onofre, which resulted in additional workforce reductions. See Note 9 for further information. Through December 31, 2013, SCE's share of estimated cash severance for these efforts totaled $213 million. The following table provides a summary of changes in the accrued severance liability associated with these reductions:

(in millions)
Balance at January 1, 2013	$104
Additions	101
Payments	(151)
Balance at December 31, 2013	$54
The liability presented in the table above is reflected in "Other current liabilities" on the consolidated balance sheets. The severance costs are included in "Operation and maintenance" on the consolidated income statements.
Note 9.    Permanent Retirement of San Onofre
Tube Leak and Response
Replacement steam generators were installed at San Onofre in 2010 and 2011. In the first quarter of 2012, a water leak suddenly occurred in one of the heat transfer tubes in San Onofre's Unit 3 steam generators. The Unit was safely taken off-line and subsequent inspections revealed excessive tube to tube wear. At the time, Unit 2 was off-line for a planned outage when areas of unexpected tube to support structure wear were found. Both Units have remained shut down since early 2012 and have undergone extensive inspections, testing and analysis following discovery of the leak. In October 2012, SCE submitted a restart plan to the Nuclear Regulatory Commission ("NRC"), seeking to restart Unit 2 at a reduced power level (70%) for an initial period of approximately five months, based on work done by engineering groups from three independent firms with expertise in steam generator design and manufacturing. SCE did not develop a restart plan for Unit 3.
Permanent Retirement
On June 6, 2013 SCE decided to permanently retire Units 2 and 3. SCE concluded that despite the NRC's extensive review of SCE's restart plan for Unit 2 starting in October 2012, there still remained considerable uncertainty about when the review process would be concluded. Given the considerable uncertainty of when or whether SCE would be permitted to restart Unit 2, SCE concluded that it was in the best interest of its customers, shareholders and other stakeholders to permanently retire the Units and focus on planning for the replacement resources which will eventually be required for grid reliability. SCE also concluded that its decision to retire the Units would facilitate more orderly planning for California's energy future without the uncertainty of whether, when or how long San Onofre would continue to operate.
CPUC Review
In October 2012 the CPUC issued an Order Instituting Investigation ("OII") that consolidated all San Onofre issues in related regulatory proceedings to consider appropriate cost recovery for all San Onofre costs, including among other costs, the cost of the steam generator replacement project, substitute market power costs, capital expenditures, operation and maintenance costs, and seismic study costs. The OII requires that all San Onofre-related costs incurred on and after January 1, 2012 be tracked in a memorandum account and, to the extent collected in rate levels authorized in the 2012 GRC or other proceedings, be subject to refund. The Order also states that the CPUC will determine whether to order the immediate removal, effective as of the date of the OII, of costs and rate base related to San Onofre from SCE's rates. Various other parties have filed testimony in the OII asking for disallowance of some or all of the San Onofre-related costs, including costs in excess of the amount impaired by SCE, as described below. The first phase of the OII was focused on 2012 costs, including 2012 capital and operation and maintenance costs and the appropriate calculation to measure 2012 substitute market power costs. A proposed decision in the first phase of the OII was issued in November 2013. The proposed decision would allow $45 million in planned Unit 2 refueling outage costs but would disallow approximately $74 million in operation and maintenance costs authorized in rates plus 20% of the 2012 revenue requirement related to capital expenditures incurred during the extended outage for both Units. The disallowance would be subject to possible further review in the third phase of the OII. The proposed decision would permit recovery of routine operation and maintenance expense through May 2012 but defers a decision on recovery of incremental expenses incurred by SCE to the third phase of the OII. A final decision in the first phase is expected in the first quarter of 2014. The second phase was focused on whether to adjust customer rates to remove the plant from rate base and hearings were held in October 2013. A proposed decision in the second phase is expected in the first quarter of 2014. The third and fourth phases of the OII will focus on the steam generator replacement project itself, including the reasonableness of the project's costs, and the San Onofre 2013 revenue requirement, respectively, and have not yet been scheduled.
A summary of financial items related to San Onofre and implicated in the OII are as follows:

•
Approximately $1.25 billion of SCE's authorized revenue requirement collected since January 1, 2012 (subject to refund) is associated with operating and maintenance expenses, depreciation, taxes and return on SCE's investment in Unit 2, Unit 3 and common plant. In 2013, SCE recorded approximately $39 million in severance costs associated with its decision to retire both Units. Until funding of post June 6, 2013 activities related to the permanent closure of the plant is transitioned from base rates to SCE's nuclear decommissioning trusts established for that purpose, SCE will continue to record these costs through the San Onofre OII memorandum account, subject to reasonableness review.

•
At May 31, 2013, SCE's net investment associated with San Onofre was $2.1 billion, including the net book value of remaining property, plant and equipment, construction work-in-progress, nuclear fuel inventory and materials and supplies.

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

•
As a result of outages associated with the steam generator inspection and repair, electric power and capacity normally provided by San Onofre were purchased in the market by SCE. These market power costs will be reviewed as part of the CPUC's OII proceeding. Estimated market power costs calculated in accordance with the OII methodology were approximately $680 million as of June 6, 2013, excluding avoided nuclear fuel costs which are no longer included as a reduction due to SCE's decision to permanently retire Units 2 and 3. Such amount includes costs of approximately $65 million associated with planned outage periods. SCE believes that such costs should be excluded as they would have been incurred even had the replacement steam generators performed as expected. Estimated market power costs calculated in accordance with the OII methodology from June 7, 2013 through December 31, 2013 were approximately $333 million. Such amount includes costs of approximately $30 million associated with planned outage periods. SCE views the market power costs incurred from June 7, 2013 to be purchases made in the ordinary course to meet its customers’ needs as authorized by the CPUC-approved procurement plan rather than power or capacity that was acquired for cost recovery purposes as a replacement for San Onofre. The CPUC will ultimately determine a final methodology for estimating market power costs as it continues its review of the issues in the OII.

•
Through December 31, 2013, SCE's share of incremental inspection and repair costs totaled $115 million for both Units (not including payments made by MHI as described below). SCE recorded its share of payments made to date by MHI ($36 million) as a reduction of incremental inspection and repair costs in 2012.

SCE continues to believe that the actions taken and costs incurred in connection with the San Onofre replacement steam generators, outages and permanent retirement have been prudent. Nevertheless, SCE cannot provide assurance that the CPUC will not disallow costs incurred or order refunds to customers of amounts collected in rates or that SCE will be successful in recovering amounts from third parties. Disallowances of costs and/or refund of amounts received from customers could be material and adversely affect SCE's financial condition, results of operations and cash flows.
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
As a result of the foregoing assessment, SCE:

•
Reclassified $1,521 million of its total investment in San Onofre at May 31, 2013 as described above to a regulatory asset ("San Onofre Regulatory Asset"). Included in the San Onofre Regulatory Asset is approximately $404 million of property, plant and equipment, including construction work in progress, which is expected to support ongoing activities at the site. In addition, to the extent the San Onofre Regulatory Asset includes excess nuclear fuel and material and supplies, SCE will, if possible, sell such excess amounts to third parties and reduce the amount of the regulatory asset by such proceeds.

•	Recorded an impairment charge of $575 million ($365 million after tax) in the second quarter of 2013.
As part of the decision to permanently retire the Units at San Onofre, SCE announced a workforce reduction of approximately 960 employees and had severance costs in 2013 of $39 million (SCE's share). The estimate for these costs was previously included in SCE's estimate to decommission the units. After acceptance of the decommissioning plan by the NRC, SCE expects a further workforce reduction of approximately 175 employees. SCE also recorded severance costs of $14 million related to the indirect employee impacts from the decision to early retire the Units.
As of December 31, 2013, SCE recorded a net regulatory asset of $1.3 billion comprised of: $1.56 billion of property, plant and equipment; $33 million estimated losses on disposition of nuclear fuel inventory; less $266 million for estimated refunds of authorized revenue recorded in excess of SCE’s costs of service, including a return on capital through June 6, 2013. SCE's judgment that the San Onofre Regulatory Asset recorded at December 31, 2013 is probable, though not certain, of recovery is based on SCE's knowledge of the facts and judgment in applying relevant regulatory principles to the issues under review in the OII proceeding and in accordance with GAAP. Such judgment is subject to considerable uncertainty, and regulatory principles and precedents are not necessarily binding and are capable of interpretation. The CPUC may or may not agree with SCE, after review of all of the facts and circumstances, and SCE may advocate positions that it believes are supported by relevant precedent and regulatory principles that are more favorable to SCE than the charges it has recorded in accordance with GAAP. The CPUC could also conclude that SCE acted imprudently regarding the San Onofre replacement steam generator project, including its response to the outage that commenced at the end of January 2012. Thus, there can be no assurance that the OII proceeding will provide for recoveries as estimated by SCE, including the recovery of costs recorded as a regulatory asset, or that the CPUC does not order refunds to customers from amounts that were previously authorized as subject to refund. Accordingly, the amount recorded for the San Onofre Regulatory Asset at December 31, 2013, is subject to change based upon future developments and the application of SCE's judgment to those events.
Third-Party Recovery
The replacement steam generators were designed and supplied by MHI and are warranted for an initial period of 20 years from acceptance. MHI is contractually obligated to repair or replace defective items with dispatch and to pay specified damages for certain repairs. MHI's liability under the purchase agreement is limited to $138 million and excludes consequential damages, defined to include "the cost of replacement power;" however, limitations in the contract are subject to applicable exceptions both in the contract and under law. SCE has advised MHI that it believes one or more of such exceptions apply and MHI's liability is not limited to $138 million, and MHI has advised SCE that it disagrees. In October 2013, after a prescribed 90-day waiting period from the service of an earlier notice of dispute, SCE sent MHI a formal request for binding arbitration under the auspices of the International Chamber of Commerce in accordance with the purchase contract seeking damages for all losses. In the request for arbitration, SCE alleges contract and tort claims and seeks at least $4 billion in damages on behalf of itself and in its capacity as Operating Agent for San Onofre. SCE also alleges that MHI totally and fundamentally failed to deliver what it promised, and that the contractual limitations of liability are subject to applicable exceptions in the contract and under law. MHI responded to SCE’s formal request in December 2013, asserting that the replacement steam generator project was a joint design venture, that the wear could not have been predicted and that SCE thwarted MHI’s repair efforts. MHI also asserted several counterclaims associated with work or services it claims it should be compensated for and which it values at approximately $41 million; SCE has denied any liability for the asserted counterclaims. Each of the other co-owners filed lawsuits against MHI, alleging claims arising from MHI's supplying the faulty steam generators. MHI has requested that these lawsuits be stayed pending the arbitration with SCE but the court has not yet ruled on this request.
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
San Onofre carries accidental property damage and carried accidental outage insurance issued by Nuclear Electric Insurance Limited ("NEIL") and has placed NEIL on notice of claims under both policies. The NEIL policies have a number of exclusions and limitations that NEIL may assert reduce or eliminate coverage, and SCE may choose to challenge NEIL’s application of any such exclusions and limitations. The estimated total claims under the accidental outage insurance through August 31, 2013 are approximately $397 million (SCE’s share of which is approximately $311 million). Pursuant to these proofs of loss, SCE is seeking the weekly indemnity amounts provided under the accidental outage policy for each Unit. Accidental outage policy benefits are reduced by 90% for the periods following announcement of the permanent retirement of the Units. The accidental outage insurance at San Onofre has been canceled as a result of the permanent retirement. SCE has not submitted a proof of loss under the accidental property damage insurance. No amounts have been recognized in SCE's financial statements, pending NEIL's response. SCE's current expectation is that NEIL will make a coverage determination by the end of the second quarter of 2014.
Continuing NRC Proceedings
As part of the NRC's review of the San Onofre outage and proceedings related to the possible restart of Unit 2, the NRC appointed an Augmented Inspection Team to review SCE's performance. In September 2013, the NRC issued an Inspection Report in connection with The Augmented Inspection Team’s review and SCE’s response to an earlier NRC Confirmatory Action Letter. The NRC’s report contained a preliminary “white” finding (low to moderate safety significance) and an apparent violation regarding the steam generators in Unit 3 and a preliminary “green” finding (very low safety significance) for Unit 2’s steam generators for failing to ensure that MHI’s modeling and analysis were adequate. Simultaneously, the NRC issued an Inspection Report to MHI containing a Notice of Nonconformance for its flawed computer modeling in the design of San Onofre’s steam generators. In October 2013, SCE submitted comments to the NRC on the characterizations contained in the Inspection Report but chose not to contest the findings or violation, and the NRC finalized its finding in December 2013. In addition, the NRC's Office of Investigations has been conducting an investigation into the accuracy and completeness of information SCE provided to the Augmented Inspection Team. SCE has also been made aware of an investigation related to San Onofre by the NRC's Office of Inspector General, which generally reviews internal NRC affairs. Certain anti-nuclear groups and individual members of Congress have alleged that SCE knew of deficiencies in the steam generators when they were installed or otherwise did not correctly follow NRC requirements in connection with the design and installation of the replacement steam generators, something which SCE has vigorously denied, and have called for investigations, including by the Department of Justice. SCE cannot predict when or whether ongoing inquiries or investigations by the NRC will be completed or whether inquiries by other government agencies will be initiated. Should the NRC find a deficiency in SCE's provision of information, SCE could be subject to additional NRC actions, including the imposition of penalties, and the findings could be taken into consideration in the CPUC regulatory proceedings described above.

Note 10.    Other Investments
Nuclear Decommissioning Trusts
Future decommissioning costs of removal of SCE's nuclear assets are expected to be funded from independent decommissioning trusts, which currently receive contributions of approximately $23 million per year through SCE customer rates. Contributions to the decommissioning trusts are reviewed every three years by the CPUC.
The following table sets forth amortized cost and fair value of the trust investments:

	Longest Maturity Date	Amortized Cost		Fair Value
		December 31,
(in millions)		2013	2012	2013	2012
Stocks	—	$656	$978	$2,208	$2,271
Municipal bonds	2051	675	518	756	644
U.S. government and agency securities	2044	902	547	947	603
Corporate bonds	2054	208	324	241	410
Short-term investments and receivables/payables	One-year	329	116	342	120
Total		$2,770	$2,483	$4,494	$4,048
Trust fund earnings (based on specific identification) increase the trust fund balance and the ARO regulatory liability. Proceeds from sales of securities (which are reinvested) were $5.6 billion, $2.1 billion and $2.8 billion for the years ended December 31, 2013, 2012 and 2011, respectively. Unrealized holding gains, net of losses, were $1.7 billion and $1.6 billion at December 31, 2013 and 2012, respectively.
The following table sets forth a summary of changes in the fair value of the trusts:

	Years ended December 31,
(in millions)	2013	2012	2011
Balance at beginning of period	$4,048	$3,592	$3,480
Gross realized gains	300	73	108
Gross realized losses	(32)	(5)	(17)
Unrealized gains (losses), net	160	276	(7)
Other-than-temporary impairments	(47)	(36)	(47)
Interest, dividends, contributions and other	65	148	75
Balance at end of period	$4,494	$4,048	$3,592
Due to regulatory mechanisms, earnings and realized gains and losses (including other-than-temporary impairments) have no impact on operating revenue or earnings.
Note 11.    Regulatory Assets and Liabilities
Included in SCE's regulatory assets and liabilities are regulatory balancing accounts. CPUC authorized balancing account mechanisms require SCE to refund or recover any differences between forecasted and actual costs. The CPUC has authorized balancing accounts for specified costs or programs such as fuel, purchased-power, demand-side management programs, nuclear decommissioning and public purpose programs. Certain of these balancing accounts include a return on rate base of 7.90% in 2013 and 8.74% in 2012. The CPUC also authorizes the use of a balancing account to recover from or refund to customers differences in revenue resulting from actual and forecasted electricity sales.
Balancing account over and under collections represent differences between cash collected in current rates for specified forecasted costs and such costs that are actually incurred. Under-collections are recorded as regulatory balancing account assets. Over-collections are recorded as regulatory balancing account liabilities. With some exceptions, SCE seeks to adjust rates on an annual basis or at other designated times to recover or refund the balances recorded in its balancing accounts. Regulatory balancing accounts that SCE does not expect to collect or refund in the next 12 months are reflected in the long-

term section of the consolidated balance sheets. Under and over collections accrue interest based on a three-month commercial paper rate published by the Federal Reserve.
Amounts included in regulatory assets and liabilities are generally recorded with corresponding offsets to the applicable income statement accounts.
Regulatory Assets
SCE's regulatory assets included on the consolidated balance sheets are:

	December 31,
(in millions)	2013	2012
Current:
Regulatory balancing accounts	$484	$502
Energy derivatives	54	70
Total current	538	572
Long-term:
Deferred income taxes, net	2,957	2,663
Pensions and other postretirement benefits	369	1,550
Energy derivatives	816	900
Unamortized investments, net	332	507
San Onofre	1,325	—
Unamortized loss on reacquired debt	222	228
Nuclear-related investment, net	34	141
Regulatory balancing accounts	818	73
Other	368	360
Total long-term	7,241	6,422
Total regulatory assets	$7,779	$6,994
SCE's regulatory assets related to energy derivatives are primarily an offset to unrealized losses on derivatives. The regulatory asset changes based on fluctuations in the fair market value of the contracts, which expire in 1 to 10 years.
SCE's regulatory assets related to deferred income taxes represent tax benefits passed through to customers. The CPUC requires SCE to pass through certain deferred income tax benefits to customers by reducing electricity rates, thereby deferring recovery of such amounts to future periods. Based on current regulatory ratemaking and income tax laws, SCE expects to recover its regulatory assets related to deferred income taxes over the life of the assets that give rise to the accumulated deferred income taxes, approximately from 1 to 45 years.
SCE's regulatory assets related to pensions and other post-retirement plans represent the unfunded net loss and prior service costs of the plans (see "Pension Plans and Postretirement Benefits Other than Pensions" discussion in Note 8). This amount is being recovered through rates charged to customers as the plans are funded.
SCE's unamortized investments include nuclear assets related to Palo Verde which are expected to be recovered by 2027 and SCE's unamortized coal plant investment which is being recovered through December 2015. Unamortized investments also include legacy meters retired as part of the Edison SmartConnect® program which are expected to be recovered by 2017. Although SCE's unamortized investments are classified as regulatory assets on the consolidated balance sheets, they continue to be a component of rate base and earned a rate of return of 7.90% in 2013 and 8.74% in 2012, except for the Mohave generating station, which did not earn a rate of return in 2013 or 2012 and the legacy meters, which earned a rate of return of 6.46% in 2013 and 2012.
For information on regulatory assets related to San Onofre, see Note 9.
SCE's net regulatory asset related to its unamortized loss on reacquired debt will be recovered over the remaining original amortization period of the reacquired debt over periods ranging from 1 to 30 years.
SCE's 2013 nuclear-related investment include assets and accumulated depreciation related to the ARO for Palo Verde.

Regulatory Liabilities
SCE's regulatory liabilities included on the consolidated balance sheets are:

	December 31,
(in millions)	2013	2012
Current:
Regulatory balancing accounts	$724	$484
Other	43	52
Total current	767	536
Long-term:
Costs of removal	2,780	2,731
Asset retirement obligations	1,071	1,385
Regulatory balancing accounts	1,132	1,091
Other	12	7
Total long-term	4,995	5,214
Total regulatory liabilities	$5,762	$5,750
SCE's regulatory liabilities related to costs of removal represent differences between asset removal costs recorded and amounts collected in rates for those costs.
The regulatory liability related to asset retirement obligations represents the nuclear decommissioning trust assets in excess of the related asset retirement obligations. The decrease in this regulatory liability resulted from a revision to the asset retirement obligations of San Onofre. For further information, see Note 1.
Regulatory Balancing Accounts
The following table summarizes the significant components of regulatory balancing accounts included in the above tables of regulatory assets and liabilities:

	December 31,
(in millions)	2013	2012
Asset (liability)
Energy resource recovery account	$1,005	$(135)
Four Corners memorandum account	145	25
New system generation balancing account	132	(21)
Public purpose programs and energy efficiency programs	(1,037)	(994)
Base rate recovery balancing account	(247)	505
Greenhouse gas auction revenue	(385)	(109)
FERC balancing accounts	(59)	(129)
Other	(108)	(142)
Asset (liability)	$(554)	$(1,000)

Note 12.    Commitments and Contingencies
Third-Party Power Purchase Agreements
SCE enters into various agreements to purchase power and electric capacity, including:

•
Renewable Energy Contracts – California law requires retail sellers of electricity to comply with an RPS by delivering renewable energy, primarily through power purchase contracts. Renewable energy contract payments generally consist of payments based on a fixed price per megawatt hour. As of December 31, 2013, SCE had 108 renewable energy contracts that were approved by the CPUC and met critical contract provisions which expire at various dates between 2014 and 2035.

•
Qualifying Facility Power Purchase Agreements – Under the Public Utility Regulatory Policies Act of 1978 ("PURPA"), electric utilities are required, with exceptions, to purchase energy and capacity from independent power producers that are qualifying co-generation facilities and qualifying small power production facilities ("QFs"). As of December 31, 2013, SCE had 139 QF contracts which expire at various dates between 2014 and 2030.

•
Other Power Purchase Agreements – In accordance with the SCE's CPUC-approved long-term procurement plans, SCE has entered into capacity agreements with third parties, including 32 combined heat and power contracts, 15 tolling arrangements, 4 power call options and 55 resource adequacy contracts. SCE's obligations under a portion of these agreements are limited to payments for the availability of such resources.

At December 31, 2013, the undiscounted future minimum expected payments for the SCE power purchase agreements that have been approved by the CPUC and have completed major milestones for construction were as follows:

(in millions)	Renewable Energy Contracts	QF Power Purchase Agreements	Other Purchase Agreements
2014	$796	$312	$1,033
2015	881	303	900
2016	936	245	701
2017	1,070	213	693
2018	1,091	170	571
Thereafter	17,806	186	1,992
Total future commitments	$22,580	$1,429	$5,890
Many of the power purchase agreements that SCE entered into with independent power producers are treated as operating and capital leases. The following table shows the future minimum expected payments due under the contracts that are treated as operating and capital leases (these amounts are also included in the table above). The future expected payments for capital leases are discounted to their present value in the table below using SCE's incremental borrowing rate at the inception of the leases. The amount of this discount is shown in the table below as the amount representing interest.

(in millions)	Operating Leases	Capital Leases
2014	$1,273	$33
2015	1,345	33
2016	1,271	33
2017	1,379	33
2018	1,272	33
Thereafter	17,616	356
Total future commitments	$24,156	$521
Amount representing executory costs		(118)
Amount representing interest		(194)
Net commitments		$209

Operating lease expense for these power purchase agreements was $1.5 billion in 2013, $1.3 billion in 2012 and $1.4 billion in 2011. The timing of SCE's recognition of the lease expense conforms to ratemaking treatment for SCE's recovery of the cost of electricity and is included in purchased power.
At December 31, 2013 and 2012, SCE's net capital leases reflected in utility plant on the consolidated balance sheets were $209 million and $216 million, including accumulated amortization of $39 million and $33 million, respectively. SCE had $6 million and $6 million included in "Other current liabilities" and $203 million and $210 million included in "Other deferred credits and other liabilities," representing the present value of the minimum lease payments due under these contracts recorded on the consolidated balance sheets at December 31, 2013 and 2012, respectively.
Other Lease Commitments
The following summarizes the estimated minimum future commitments for SCE's noncancelable other operating leases (excluding SCE's power purchase agreements discussed above):

(in millions)	Operating Leases – Other
2014	$76
2015	65
2016	52
2017	36
2018	30
Thereafter	194
Total future commitments	$453
Operating lease expense for other leases (primarily related to vehicles, office space and other equipment) were $78 million in 2013, $75 million in 2012 and $66 million in 2011.
Nuclear Decommissioning Commitment
SCE has collected in rates amounts for the future costs of removal of its nuclear assets, and has placed those amounts in independent trusts. The recorded liability to decommission SCE's nuclear power facilities is $3.3 billion as of December 31, 2013, based on decommissioning studies performed in 2010 for Palo Verde and a 2013 updated decommissioning cost estimate for the retirement of both San Onofre Units 2 and 3. Changes in the estimated costs, timing of decommissioning or the assumptions underlying these estimates could cause material revisions to the estimated total cost to decommission. SCE currently estimates that it will spend approximately $7.1 billion through 2053 to decommission its nuclear facilities. This estimate is based on SCE's decommissioning cost methodology used for ratemaking purposes, escalated at rates ranging from 1.5% to 7.3% (depending on the cost element) annually. These costs are expected to be funded from independent decommissioning trusts, which received contributions of $23 million in 2013, 2012 and 2011. SCE estimates annual after-tax earnings on the decommissioning funds of 4.2% to 5.7%. If the assumed return on trust assets is not earned, it is probable that additional funds needed for decommissioning will be recoverable through rates in the future. If the assumed return on trust assets is greater than estimated, funding amounts may be reduced through future decommissioning proceedings.
Decommissioning expense under the ratemaking method was $23 million for 2013, 2012 and 2011. The ARO for decommissioning SCE's nuclear facilities was $3.3 billion and $2.6 billion at December 31, 2013 and 2012, respectively. See Note 4 and Note 10 for discussion on the nuclear decommissioning trusts. Total expenditures for the decommissioning of San Onofre Unit 1 were $599 million from the beginning of the project in 1998 through December 31, 2013.
Other Commitments
The following summarizes the estimated minimum future commitments for SCE's other commitments:

(in millions)	2014	2015	2016	2017	2018	Thereafter	Total
Other contractual obligations	$123	$105	$85	$66	$160	$612	$1,151
Costs incurred for other commitments were $153 million in 2013, $249 million in 2012 and $281 million in 2011. SCE has fuel supply contracts which require payment only if the fuel is made available for purchase.

As a result of the decision to permanently retire San Onofre Units 2 and 3, SCE has submitted fuel contract delivery cancellation notices for the nuclear fuel contractual arrangements. As of December 31, 2013, SCE had accrued a liability of $33 million related to estimated costs associated with the cancellation and management of future deliveries of nuclear fuel and recorded a regulatory asset for recovery of costs in the future. See Note 9 for further discussion of SCE's decision to permanently retire San Onofre.
Indemnities
Edison International and SCE have various financial and performance guarantees and indemnity agreements which are issued in the normal course of business.
Edison International and SCE have provided indemnifications through contracts entered into in the normal course of business. These are primarily indemnifications against adverse litigation outcomes in connection with underwriting agreements, and indemnities for specified environmental liabilities and income taxes with respect to assets sold. Edison International's and SCE's obligations under these agreements may or may not be limited in terms of time and/or amount, and in some instances Edison International and SCE may have recourse against third parties. Edison International and SCE have not recorded a liability related to these indemnities. The overall maximum amount of the obligations under these indemnifications cannot be reasonably estimated.
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
San Onofre
SCE believes that the actions taken and costs incurred in connection with the San Onofre replacement steam generators and outages have been prudent. Accordingly, SCE considers its operating, capital, and market power costs recoverable through base rates and the ERRA balancing account (as reduced by the impairment recorded in 2013). SCE cannot provide assurance that the CPUC will not disallow costs incurred or order refunds to customers of amounts collected in rates, or that SCE will be successful in recovering amounts from third parties. Disallowances of costs and/or refund of amounts received from customers could be material and adversely affect SCE's financial condition, results of operations and cash flows. SCE will pursue recoveries arising from available agreements, but there is no assurance that SCE will recover all of its applicable costs pursuant to these arrangements. See Note 9 for further details.
Potential Claims by EME
In December 2012, EME and certain of its wholly-owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. EME submitted its Plan of Reorganization in December 2013 ("December Plan of Reorganization"), which included the sale of substantially all of EME’s assets to NRG Energy, Inc. and the transfer of ownership of EME to unsecured creditors, to the Bankruptcy Court for confirmation. Under the December Plan of Reorganization, the remaining assets of EME, consisting of the NRG sale proceeds, certain EME tax benefits comprised of net operating loss and tax credits, carryforwards and causes of action against Edison International or others that were not released under the December Plan of Reorganization, would have re-vested in reorganized EME (“Reorganized EME”).
EME has indicated that it is preparing a complaint containing claims similar to those alleged by the Official Committee of Unsecured Creditors in a motion filed in the Bankruptcy Court on August 1, 2013 against Edison International, SCE, certain other subsidiaries of Edison International, and present and former directors of Edison International, SCE and EME. Such motion was accompanied by a draft complaint which has not been filed or served. The draft complaint set forth a variety of allegations against the defendants, including, among other things, that $925 million in dividends paid by EME to Mission Energy Holding Company in 2007 are recoverable, that $183 million paid by EME under the Tax Allocation Agreement in September 2012 was improper, that EME was operated between 2010 and 2012 for Edison International’s benefit and not in accordance with fiduciary duties owed to EME and its creditors, that amending the Tax Allocation Agreement to have it expire on December 31, 2013 was a breach of fiduciary duty, that Edison International has historically overcharged EME for shared services, that Edison International and certain of its competitive subsidiaries are alter egos of, and should be substantively consolidated with, EME, and are therefore liable for EME’s debts, and that utilization by Edison International and SCE of bonus depreciation following EME’s filing for bankruptcy was a violation of the automatic stay in the EME bankruptcy. Edison International has not been served with a complaint by EME, but if served would vigorously contest such allegations.
Edison International has filed claims against EME for payment of EME’s allocated or stand-alone pension and tax liabilities. On January 2, 2014, EME filed its objections to Edison International's claims and a motion to estimate certain claims including claims filed by Edison International.
In February 2014, Edison International, EME and the Consenting Noteholders entered into a Settlement Agreement pursuant to which EME amended its Plan of Reorganization (“Amended Plan of Reorganization”). The Amended Plan of Reorganization, including the Settlement Agreement, is subject to the approval of the Bankruptcy Court. If the Settlement agreement is not approved or is not effectuated for any other reason, EME may still bring the complaint mentioned above. For more information on the Settlement Agreement, see Note 16.
San Gabriel Valley Windstorm Investigation
In November 2011, a windstorm resulted in significant damage to SCE’s electric system and service outages for SCE customers primarily in the San Gabriel Valley. The CPUC directed its Safety and Enforcement Division (“SED”) to conduct an investigation focused on the cause of the outages, SCE’s service restoration effort, and SCE’s customer communications during the outages. The SED issued its final report on January 11, 2013. The report asserts that SCE and others with whom SCE shares utility poles violated certain CPUC safety rules applicable to overhead line construction, maintenance and operation, which may have caused the failures of affected poles and supporting cables. The report also concludes that SCE’s restoration time was not adequate and makes other assertions. Additionally, the report contends that SCE violated CPUC rules by failing to preserve evidence relevant to the investigation when it did not retain damaged poles that were replaced following the windstorm. In February 2014, SCE entered into agreements with the SED to settle this matter and another, unrelated matter involving SCE's system. Both settlements are subject to CPUC approval.
Four Corners Environmental Matters
In October 2011, four private environmental organizations filed a CAA citizen lawsuit against the co-owners of Four Corners. The complaint alleges that certain work performed at the Four Corners generating units 4 and 5, over the approximate periods of 1985 – 1986 and 2007 – 2010, constituted plant “major modifications” and the plant's failure to obtain permits and install best available control technology ("BACT") violated the PSD requirements and the New Source Performance Standards of the CAA. The complaint also alleges subsequent and continuing violations of BACT air emissions limits. The lawsuit seeks injunctive and declaratory relief, civil penalties, including a mitigation project and litigation costs. In November 2012, the parties requested a stay of the litigation to allow for settlement discussion, and the matter is currently stayed. In December 2013, SCE sold its ownership interest in generating units 4 and 5 to APS. Under the sale agreement SCE remains responsible for its pro-rata share of certain environmental liabilities, including penalties in the event they arise from environmental violations prior to the sale. In addition, under the terms of the sale agreement, SCE retains the liability for its proportionate share of expenses occurring as a result of new environmental regulations applicable to the coal ash and combustion residuals deposited at the landfill at Four Corners during the period that SCE held its ownership interest in Four Corners if such new regulations are adopted. SCE is unable to estimate a possible loss or range of loss associated with these matters.
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
At December 31, 2013, Edison International's recorded estimated minimum liability to remediate its 19 identified sites in which the upper end of the range of the costs is at least $1 million at SCE was $110 million, including $73 million related to San Onofre. In addition to these sites, SCE also has 39 immaterial sites for which the total minimum recorded liability was

$4 million. Of the $114 million total environmental remediation liability for SCE, $110 million has been recorded as a regulatory asset. SCE expects to recover $36 million through an incentive mechanism that allows SCE to recover 90% of its environmental remediation costs at certain sites (SCE may request to include additional sites) and $74 million through a mechanism that allows SCE to recover 100% of the costs incurred at certain sites through customer rates. Edison International's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that Edison International may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites.
The ultimate costs to clean up Edison International's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. Edison International believes that, due to these uncertainties, it is reasonably possible that cleanup costs at the identified material sites and immaterial sites could exceed its recorded liability by up to $162 million and $7 million, respectively, all of which is related to SCE. The upper limit of this range of costs was estimated using assumptions least favorable to Edison International among a range of reasonably possible outcomes.
SCE expects to clean up and mitigate its identified sites over a period of up to 30 years. Remediation costs for each of the next four years are expected to range from $6 million to $27 million. Costs incurred for years ended December 31, 2013, 2012 and 2011 were $8 million, $10 million and $16 million, respectively.
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
NEIL, a mutual insurance company owned by entities with nuclear facilities, issues primary property damage, decontamination and excess property damage and accidental outage insurance policies. At San Onofre and Palo Verde, property damage insurance covers losses up to $500 million, including decontamination costs. Decontamination liability and excess property damage coverage exceeding the primary $500 million also has been purchased in amounts greater than the federal requirement of a minimum of approximately $1.06 billion. Property damage insurance also covers damages caused by acts of terrorism up to specified limits. Additional outage insurance covers part of replacement power expenses during an accident-related nuclear unit outage. The accidental outage insurance at San Onofre has been canceled as a result of the permanent retirement, but that insurance continues to be in effect at Palo Verde.
If losses at any nuclear facility covered by the arrangement were to exceed the accumulated funds for these insurance programs, SCE could be assessed retrospective premium adjustments of up to approximately $52 million per year. Insurance premiums are charged to operating expense.

Wildfire Insurance
Severe wildfires in California have given rise to large damage claims against California utilities for fire-related losses alleged to be the result of the failure of electric and other utility equipment. Invoking a California Court of Appeal decision, plaintiffs pursuing these claims have relied on the doctrine of inverse condemnation, which can impose strict liability (including liability for a claimant's attorneys' fees) for property damage. Prolonged drought conditions in California have also increased the risk of severe wildfire events. On September 1, 2013, Edison International, renewed its liability insurance coverage, which included coverage for SCE's wildfire liabilities up to a $500 million limit (with a self-insured retention of $10 million per wildfire occurrence). Various coverage limitations within the policies that make up this insurance coverage could result in additional self-insured costs in the event of multiple wildfire occurrences during the policy period (September 1, 2013 to May 31, 2014). SCE also has additional coverage for certain wildfire liabilities of $450 million, which applies when total covered wildfire claims exceed $550 million, through May 31, 2014. SCE may experience coverage reductions and/or increased insurance costs in future years. No assurance can be given that future losses will not exceed the limits of SCE's insurance coverage.
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
In June 2010, the United States Court of Federal Claims issued a decision granting SCE and the San Onofre co-owners damages of approximately $142 million (SCE share $112 million) to recover costs incurred through December 31, 2005 for the DOE's failure to meet its obligation to begin accepting spent nuclear fuel from San Onofre. SCE received payment from the federal government in the amount of the damage award in November 2011. SCE has returned to the San Onofre co-owners their respective share of the damage award paid. In December 2013, the CPUC approved SCE's proposal to return the SCE share of the award to customers based on the amount that customers actually contributed for fuel storage costs; resulting in approximately $94 million of the SCE share being returned to customers and the remaining $18 million being returned to shareholders. SCE, as operating agent, filed a lawsuit on behalf of the San Onofre owners against the DOE in the Court of Federal Claims in December 2011 seeking damages of approximately $98 million for the DOE's failure to meet its obligation to begin accepting spent nuclear fuel for the period from January 1, 2006 to December 31, 2010. Additional legal action would be necessary to recover damages incurred after December 31, 2010. All damages recovered by SCE are subject to CPUC review as to how these amounts would be distributed among customers, shareholders, or to offset fuel decommissioning or storage costs.
Note 13.    Preferred and Preference Stock of Utility
SCE's authorized shares are: $100 cumulative preferred – 12 million shares, $25 cumulative preferred – 24 million shares and preference with no par value – 50 million shares. SCE's outstanding shares are not subject to mandatory redemption. There are no dividends in arrears for the preferred or preference shares. Shares of SCE's preferred stock have liquidation and dividend preferences over shares of SCE's common stock and preference stock. All cumulative preferred shares are redeemable. When preferred shares are redeemed, the premiums paid, if any, are charged to common equity. No preferred shares were issued or redeemed in the years ended December 31, 2013, 2012 and 2011. There is no sinking fund requirement for redemptions or repurchases of preferred shares.
Shares of SCE's preference stock rank junior to all of the preferred stock and senior to all common stock. Shares of SCE's preference stock are not convertible into shares of any other class or series of SCE's capital stock or any other security. There is no sinking fund requirement for redemptions or repurchases of preference shares.

Preferred stock and preference stock is:

	Shares Outstanding	Redemption Price	December 31,
(in millions, except shares and per-share amounts)			2013	2012
Cumulative preferred stock
$25 par value:
4.08% Series	650,000	$25.50	$16	$16
4.24% Series	1,200,000	25.80	30	30
4.32% Series	1,653,429	28.75	41	41
4.78% Series	1,296,769	25.80	33	33
Preference stock
No par value:
5.07% Series A (variable and noncumulative)	3,250,000	100.00	325	325
6.125% Series B (noncumulative)	2,000,000	100.00	—	200
6.00% Series C (noncumulative)	2,000,000	100.00	—	200
6.50% Series D (cumulative)	1,250,000	100.00	125	125
6.25% Series E (cumulative)	350,000	1,000.00	350	350
5.625% Series F (cumulative)	190,004	2,500.00	475	475
5.10% Series G (cumulative)	160,004	2,500.00	400	—
SCE's preferred and preference stock			1,795	1,795
Less issuance costs			(42)	(36)
Edison International's preferred and preference stock of utility			$1,753	$1,759
Shares of Series A preference stock, issued in 2005, may be redeemed in whole or in part. Shares of Series D preference stock, issued in 2011, may not be redeemed prior to March 1, 2016. After March 1, 2016, SCE may redeem the shares at par, in whole or in part. Shares of Series E preference stock, issued in 2012, may be redeemed at par, in whole or in part, after February 1, 2022. Shares of Series F and G preference stock, issued in 2012 and 2013, respectively, may be redeemed at par, in whole, but not in part, at any time prior to June 15, 2017 and March 15, 2018, respectively, if certain changes in tax or investment company laws occur. After June 15, 2017 and March 15, 2018, SCE may redeem the Series F and G shares, respectively, at par, in whole or in part. Shares of Series F and G preference stock were issued to SCE Trust I and SCE Trust II, respectively, special purpose entities formed to issue trust securities as discussed in Note 3. The proceeds from the sale of the shares of Series G were used to redeem all outstanding shares of Series B and C preference stock. Preference shares are not subject to mandatory redemption.
At December 31, 2013 declared dividends related to SCE's preferred and preference stock were $30 million.

Note 14.    Accumulated Other Comprehensive Loss
Included in the Edison International accumulated other comprehensive loss at December 31, 2011 was $34 million (net of tax) of unrealized losses from cash flow hedges and $5 million (net of tax) from prior service costs from pension and PBOP Plans. These balances were included in other comprehensive income during 2012 resulting in a zero balance at December 31, 2012. The changes in accumulated comprehensive income, excluding the items above, were as follows:

	Edison International			SCE
	Years ended December 31,
(in millions)	2013	2012		2013	2012
Beginning balance	$(87)	$(100)	[1]	$(29)	$(24)
Pension and PBOP – net loss:
Other comprehensive income (loss) before reclassifications	63	15		13	(9)
Reclassified from accumulated other comprehensive income[2]	9	(2)		3	4
Other	2	—		2	—
Change	74	13		18	(5)
Ending balance	$(13)	$(87)		$(11)	$(29)

[1]	Excludes the amount of unrealized losses from cash flow hedges and prior service costs arising from pension and PBOP.

[2]	These items are included in the computation of net periodic pension and PBOP expense.
Note 15.    Interest and Other Income and Other Expenses
Interest and other income and other expenses are as follows:

	Years ended December 31,
(in millions)	2013	2012	2011
SCE interest and other income:
Equity allowance for funds used during construction	$72	$96	$96
Increase in cash surrender value of life insurance policies	30	27	26
Interest income	10	7	5
Other	10	14	13
Total SCE interest and other income	122	144	140
Edison International Parent and Other income	2	5	7
Total Edison International interest and other income	$124	$149	$147
SCE other expenses:
Civic, political and related activities and donations	$37	$32	$30
Penalties	20	—	—
Other	17	18	25
Total SCE other expenses	74	50	55
Edison International Parent and Other other expenses	—	2	—
Total Edison International other expenses	$74	$52	$55
In 2013, SCE and the Safety and Enforcement Division of the CPUC agreed to terms of a settlement agreement related to the 2007 wildfire in Malibu, California. The settlement agreement resulted in SCE paying a total of $37 million, $17 million of which will be allocated to pole safety studies and remediation in the Malibu area and a $20 million penalty paid to the State General Fund.

Note 16.    Discontinued Operations
EME Chapter 11 Bankruptcy Filing
In December 2012, EME and certain of its wholly-owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. EME's December Plan of Reorganization included the sale of substantially all of EME’s assets to NRG Energy, Inc. and the transfer of ownership of EME to unsecured creditors, to the Bankruptcy Court for confirmation. Under the December Plan of Reorganization, the remaining assets of EME, consisting of the NRG sale proceeds, certain EME tax benefits comprised of net operating loss and tax credit carryforwards and causes of action against Edison International or others that were not released under the December Plan of Reorganization, would have re-vested in the Reorganized EME.
Deconsolidation
EME and those subsidiaries in Chapter 11 proceedings retained control of their assets and are authorized to operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court. Effective December 17, 2012, Edison International no longer consolidated the earnings and losses of EME or its subsidiaries and has reflected its ownership interest in EME utilizing the cost method of accounting. During the fourth quarter of 2012, Edison International recorded a full impairment of the investment in EME as a result of the deconsolidation of EME, recognition of losses previously deferred in accumulated other comprehensive income, a provision for losses from the EME bankruptcy and estimated tax impacts related to the expected future tax deconsolidation and separation of EME from Edison International. The aggregate impact of these matters resulted in an after tax charge of $1.3 billion. Edison International considered EME to be an abandoned asset under GAAP, and, as a result, the operations of EME prior to December 17, 2012 and for all prior years are reflected as discontinued operations in the consolidated financial statements.
Edison International will not be affected by changes in EME's future financial results, other than those changes related to certain tax matters. Edison International has evaluated the continuing cash flows with EME and determined that these cash flows generated are indirect and immaterial. Edison International's continuing cash flows will not include any significant revenue-producing and cost-generating activities of EME. Shared services support that Edison International and EME provided each other was not material to Edison International's cash flows. Summarized results of discontinued operations:

(in millions)	Year ended December 31, 2013	351 days ended December 16, 2012	Year ended December 31, 2011
Operating revenue	$—	$1,626	$2,180
Loss before income taxes	—	(2,235)	(1,931)
Before Edison International classified EME as discontinued operations, Edison International had accounted for EME's Homer City as a discontinued operation. The operating results shown above reflect the operating results of Homer City through December 14, 2012. On December 14, 2012, Homer City and an affiliate of GECC completed the Homer City Master Transaction Agreement ("MTA") between EME Homer City Generation L.P. and General Electric Capital Corporation for the divestiture by Homer City of substantially all of its remaining assets and certain specified liabilities. In the third quarter of 2012, EME recorded a $113 million charge ($68 million after tax) to write down assets held for sale to net realizable value during the third quarter of 2012. The charge was reduced to $89 million ($53 million after tax) when the transaction closed. In the fourth quarter of 2011, EME recorded an impairment charge of $1.03 billion related to Homer City's long-lived assets.
Contingencies
Under the Internal Revenue Code and applicable state statutes, Edison International Parent is jointly liable for qualified retirement plans and federal and specific state tax liabilities. As a result of the deconsolidation and the existence of joint liabilities, Edison International has recorded liabilities at December 31, 2013 of $325 million comprised of $35 million for qualified retirement plans related to plan participants of EME and $290 million for joint tax liabilities. Under the qualified plan documents and tax allocation agreements, EME is obligated to pay for such liabilities and, accordingly, at December 31, 2013 Edison International has recorded corresponding receivables from EME.
EME had indicated that it was preparing a complaint containing claims similar to those alleged by the Official Committee of Unsecured Creditors in a motion filed in the Bankruptcy Court on August 1, 2013 against Edison International, SCE, certain other subsidiaries of Edison International, and present and former directors of Edison International, SCE and EME. See EME potential claims discussed in Note 12. Edison International has not been served with a complaint by EME, but if served would vigorously contest such allegations.

The outcome of the EME bankruptcy proceeding as well as any litigation brought by EME against Edison International is uncertain. At December 31, 2013, management concluded that it is probable that a loss would be incurred and estimated a loss of $150 million. The outcome of the EME bankruptcy could result in losses different than the amounts recorded by Edison International and such amounts could be material.
For a discussion of contingencies related to EME, see Tax Disputes discussed in Note 7 and potential litigation discussed in Note 12.
Subsequent Event
In February 2014, subsequent to the preparation of the financial statements, Edison International, EME and the Consenting Noteholders entered into a Settlement Agreement pursuant to which EME amended its Plan of Reorganization to incorporate the terms of the Settlement Agreement, including extinguishing all existing claims between EME and Edison International. The Amended Plan of Reorganization, including the Settlement Agreement, is subject to the approval of the Bankruptcy Court, which is scheduled for consideration in March 2014.
Under the Amended Plan of Reorganization, EME will emerge from bankruptcy free of liabilities but will remain an indirect wholly-owned subsidiary of Edison International, which will continue to be consolidated with Edison International for income tax purposes. On the effective date of the Amended Plan of Reorganization ("Effective Date"), all of the assets and liabilities of EME that are not otherwise discharged in the bankruptcy or transferred to NRG Energy will be transferred to a newly formed trust or entity under the control of EME’s existing creditors (the "Reorganization Trust"), except for (a) EME’s income tax attributes, which will be retained by the Edison International consolidated income tax group; (b) certain tax and pension related liabilities in the approximate amount of $350 million, which are being assumed by Edison International and for substantially all of which Edison International had joint and several responsibility; and (c) EME’s indirect interest in Capistrano Wind Partners and a small hydroelectric project, which is currently a lease investment of Edison Capital that is expected to be transferred to EME prior to the closing of the settlement.
Edison International has agreed to pay to the Reorganization Trust an amount equal to 50% of EME’s federal and California income tax benefits, which were not previously paid to EME under a tax allocation agreement between Edison International and EME that expired on December 31, 2013 ("EME Tax Attributes") and which are estimated to be approximately $1.191 billion, subject to an estimate updating procedure set forth in the Settlement Agreement that is expected to take up to approximately six months from the Effective Date. On the Effective Date, Edison International will pay the Reorganization Trust $225 million in cash and the balance will be paid in two installment payments to be made on September 30, 2015 and 2016, respectively. The amount of the two installment payments with interest of 5% per annum from the Effective Date will be fixed once the estimate of the EME Tax Attributes is completed but are currently estimated to be approximately $199 million and $210 million, respectively, including applicable interest. Assuming continuation of existing law and tax rates, Edison International also anticipates realization of the tax benefits over a period similar to the period for which it pays for them, and pending the realization of the tax benefits, Edison International will finance the settlement from existing credit lines.
EME and the Reorganization Trust will release Edison International and its subsidiaries, officers, directors, and representatives from all claims, except for those deriving from commercial arrangements between SCE and certain EME subsidiaries and for obligations arising under the Settlement Agreement. Edison International and its subsidiaries that directly and indirectly own EME will provide a similar release to EME and the Reorganization Trust. Under the Amended Plan of Reorganization, Edison International and its subsidiaries will also be beneficiaries of orders of the Bankruptcy Court releasing them from claims of third parties in EME’s bankruptcy proceeding. The Reorganization Trust is obligated to set aside $50 million in escrow to secure its obligations to Edison International under the Settlement Agreement, including its obligation to protect against liabilities, if any, not discharged in the bankruptcy for which the Reorganization Trust remains responsible. Such escrowed amount will decline over time to zero on September 30, 2016.
Approval of the Amended Plan of Reorganization, including the Settlement Agreement, is subject to the determination of the Bankruptcy Court. The final estimate of EME Tax Attributes, which will fix Edison International’s installment obligations to the Reorganization Trust, may differ materially from the current estimate. Subject to effectuation of the settlement and the final determination of the EME Tax Attributes under the Settlement Agreement, Edison International anticipates that consolidated tax benefits it will retain will exceed the sum of liabilities it will assume and payments to the Reorganization Trust by approximately $200 million, and that the transactions contemplated by the Settlement Agreement, if effectuated, will result in its recording approximately $130 million in income in the first quarter of 2014, which is net of amounts recorded prior to the first quarter. Edison International has recorded deferred income tax benefits of EME, less a valuation allowance for amounts that would no longer be available upon tax deconsolidation of EME of approximately $220 million and a $150 million provision for loss related to claims filed against EME in the bankruptcy. The net impact of these items has been approximately $70 million through December 31, 2013 and recorded as part of discontinued operations.

As the Settlement Agreement was entered into in 2014 and is subject to approval by the Bankruptcy Court, it is accounted for as a subsequent event under GAAP and not reflected in the 2013 financial statements (referred to as a "Type II" subsequent event).
Note 17.    Supplemental Cash Flows Information
Supplemental cash flows information is:

	Edison International			SCE
	Years ended December 31,
(in millions)	2013	2012	2011	2013	2012	2011
Cash payments (receipts) for interest and taxes:
Interest, net of amounts capitalized	$477	$452	$423	$462	$437	$408
Tax payments (refunds), net	28	(165)	(119)	28	(279)	(86)
Non-cash financing and investing activities:
Details of debt exchange:
Pollution-control bonds redeemed	$—	$—	$(86)	$—	$—	$(86)
Pollution-control bonds issued	—	—	86	—	—	86
Dividends declared but not paid:
Common stock	$116	$110	$106	$—	$—	$—
Preferred and preference stock	30	24	11	30	24	11
SCE's accrued capital expenditures at December 31, 2013, 2012 and 2011 were $661 million, $671 million and $685 million, respectively. Accrued capital expenditures will be included as an investing activity in the consolidated statements of cash flow in the period paid.
Note 18.    Related Party Transactions
Edison International and SCE provide and receive various services to and from its subsidiaries and affiliates. Services provided to Edison International by SCE are priced at fully loaded cost (i.e., direct cost of good or service and allocation of overhead cost). Specified administrative services such as payroll, employee benefit programs, all performed by Edison International or SCE employees, are shared among all affiliates of Edison International. Costs are allocated based on one of the following formulas: percentage of time worked, equity in investment and advances, number of employees, or multi-factor (operating revenues, operating expenses, total assets and number of employees). Edison International allocates various corporate administrative and general costs to SCE and other subsidiaries using established allocation factors. Management believes that the methods used to allocate expenses are reasonable and meet the reporting and accounting requirements of its regulatory agencies.
At December 31, 2013, Edison International has recorded receivables from EME of $325 million. Revenue from services provided to EME and affiliates during 2013, 2012 and 2011 were $2 million, $7 million and $5 million, respectively. See Note 16 for further information. In addition, Edison International has recorded deferred credits at December 31, 2013 and 2012 of $120 million and $36 million, respectively, representing amounts that would become due and payable to Capistrano Wind Holdings upon utilization of net operating loss and tax credit carryforwards under tax allocation agreements.
SCE has recorded a liability of $10 million at December 31, 2013 for power purchased under the Walnut Creek project. In 2008, EME was awarded by SCE, through a competitive bidding process, a 10-year power sales contract with SCE for the output of a 479 MW gas-fired peaking facility referred to as the Walnut Creek project. The power sales agreement was approved by the CPUC and FERC in 2008. Deliveries under the power sales agreement commenced in June 2013. Purchase power recorded by SCE during 2013 from the Walnut Creek project was $93 million.

Note 19.    Quarterly Financial Data (Unaudited)
Edison International's quarterly financial data is as follows:

	2013
(in millions, except per-share amounts)	Total	Fourth	Third	Second	First
Operating revenue	$12,581	$2,943	$3,960	$3,046	$2,632
Operating income (loss)	1,715	505	789	(71)	492
Income (loss) from continuing operations[1]	979	289	488	(82)	286
Income (loss) from discontinued operations, net	36	37	(25)	12	12
Net income (loss) attributable to common shareholders	915	301	438	(94)	271
Basic earnings (loss) per share:
Continuing operations	2.70	0.81	1.42	(0.33)	0.79
Discontinued operations	0.11	0.11	(0.08)	0.04	0.04
Total	2.81	0.92	1.34	(0.29)	0.83
Diluted earnings (loss) per share:
Continuing operations	2.67	0.81	1.41	(0.33)	0.78
Discontinued operations	0.11	0.11	(0.07)	0.04	0.04
Total	2.78	0.92	1.34	(0.29)	0.82
Dividends declared per share	1.3675	0.3550	0.3375	0.3375	0.3375
Common stock prices:
High	54.19	49.95	50.34	54.19	51.24
Low	44.26	44.97	44.26	44.86	44.92
Close	46.30	46.30	46.06	48.16	50.32

[1]	During the second quarter of 2013, SCE recorded an impairment charge of $575 million ($365 million after tax) related to the permanent retirement of San Onofre Units 2 and 3.

	2012
(in millions, except per-share amounts)	Total	Fourth	Third	Second	First
Operating revenue	$11,862	$3,060	$3,734	$2,653	$2,415
Operating income	2,285	765	713	420	389
Income from continuing operations[1,2]	1,594	812	382	207	196
Loss from discontinued operations, net[3]	(1,686)	(1,326)	(167)	(109)	(84)
Net income (loss) attributable to common shareholders	(183)	(539)	190	74	93
Basic earnings (loss) per share:
Continuing operations	4.61	2.42	1.09	0.56	0.54
Discontinued operations	(5.17)	(4.07)	(0.51)	(0.33)	(0.26)
Total	(0.56)	(1.65)	0.58	0.23	0.28
Diluted earnings (loss) per share:
Continuing operations	4.55	2.39	1.09	0.55	0.54
Discontinued operations	(5.11)	(4.03)	(0.51)	(0.33)	(0.26)
Total	(0.56)	(1.64)	0.58	0.22	0.28
Dividends declared per share	1.3125	0.3375	0.325	0.325	0.325
Common stock prices:
High	47.96	47.96	46.94	46.55	44.50
Low	39.60	42.57	43.10	41.42	39.60
Close	45.19	45.19	45.69	46.20	42.51

[1]	During the fourth quarter of 2012, SCE implemented the 2012 GRC Decision which resulted in an earnings impact of approximately $500 million.

[2]
During the fourth quarter of 2012, SCE corrected errors, primarily related to deferred taxes, that resulted in a net earnings benefit of $33 million which were not considered material to the current and prior period consolidated financial statements.

[3]	During the fourth quarter of 2012, Edison International recorded a full impairment of its investment in EME. See Note 16 for further information.
SCE's quarterly financial data is as follows:

	2013
(in millions)	Total	Fourth	Third	Second	First
Operating revenue	$12,562	$2,931	$3,957	$3,045	$2,629
Operating income (loss)	1,751	505	804	(55)	498
Net income (loss)[1]	1,000	283	502	(67)	283
Net income (loss) available for common stock	900	258	477	(91)	256
Common dividends declared	486	126	120	120	120

[1]	During the second quarter of 2013, SCE recorded an impairment charge of $575 million ($365 million after tax) related to the permanent retirement of San Onofre Units 2 and 3.

	2012
(in millions)	Total	Fourth	Third	Second	First
Operating revenue	$11,851	$3,057	$3,731	$2,651	$2,412
Operating income	2,279	792	659	430	397
Net income[1,2]	1,660	858	388	214	201
Net income available for common stock	1,569	833	363	191	182
Common dividends declared	469	120	116	116	116

[1]	During the fourth quarter of 2012, SCE implemented the 2012 GRC Decision which resulted in an earnings impact of approximately $500 million.

[2]
During the fourth quarter of 2012, SCE corrected errors, primarily related to deferred taxes, that resulted in a net earnings benefit of $33 million which were not considered material to the current and prior period consolidated financial statements.

Due to the seasonal nature of Edison International and SCE's business, a significant amount of revenue and earnings are recorded in the third quarter of each year. As a result of rounding, the total of the four quarters does not always equal the amount for the year.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Based on an evaluation of Edison International’s and SCE’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2013, Edison International’s and SCE’s respective principal executive officers and principal financial officers have concluded that such controls and procedures are effective to ensure that information required to be disclosed by Edison International and SCE in reports that the companies file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. In addition, Edison International’s and SCE’s respective principal executive officers and principal financial officers have concluded that such controls and procedures were effective in ensuring that information required to be disclosed by Edison International and SCE in the reports that Edison International and SCE file or submit under the Exchange Act is accumulated and communicated to Edison International’s and SCE’s management, including Edison International’s and SCE’s respective principal executive officers and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management's Report on Internal Control Over Financial Reporting
Edison International's and SCE's respective management are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), for Edison International and its subsidiaries and SCE, respectively. Under the supervision and with the participation of their respective principal executive officer and principal financial officer, Edison International's and SCE's management conducted an evaluation of the effectiveness of their respective internal controls over financial reporting based on the framework set forth in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on their evaluations under the COSO framework, Edison International's and SCE's respective management concluded that Edison International's and SCE's respective internal controls over financial reporting were effective as of December 31, 2013. Edison International's internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report on the financial statements included in Item 8 of this report, which is incorporated herein by this reference. This annual report does not include an attestation report of SCE's independent registered public accounting firm regarding internal control over financial reporting. Management’s report for SCE is not subject to attestation by the independent registered public accounting firm.
Changes in Internal Control Over Financial Reporting
There were no changes in Edison International’s or SCE's internal control over financial reporting during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, Edison International’s or SCE's internal control over financial reporting.
Jointly Owned Utility Plant
Edison International's and SCE's respective scope of evaluation of internal control over financial reporting includes their Jointly Owned Utility Projects.

ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning executive officers of Edison International is set forth in Part I in accordance with General Instruction G(3), pursuant to Instruction 3 to Item 401(b) of Regulation S-K. Other information responding to Item 10 will appear in Edison International's and SCE's definitive Proxy Statement (the "Joint Proxy Statement") to be filed with the SEC in connection with Edison International's and SCE's Annual Shareholders' Meeting to be held on April 24, 2014, under the headings "Item 1: Election of Directors," and "Board Committees" and is incorporated herein by this reference.
The Edison International Employee Ethics and Compliance Code is applicable to all officers and employees of Edison International and its subsidiaries, including SCE. The Code is available on Edison International's Internet website at www.edisoninvestor.com at "Corporate Governance." Any amendments or waivers of Code provisions for the Company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, will be posted on Edison International's Internet website at www.edisoninvestor.com.
ITEM 11.    EXECUTIVE COMPENSATION
Information responding to Item 11 will appear in the Joint Proxy Statement under the headings "Compensation Discussion and Analysis," "Compensation Committee Interlocks and Insider Participation," "Executive Compensation" and "Director Compensation" and is incorporated herein by this reference, and under the heading "Compensation Committee Report," which is incorporated by reference in accordance with Instruction G(3) pursuant to Instruction 2 to Item 407(e)(5) of Regulation S-K.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information responding to Item 12 will appear in the Joint Proxy Statement under the heading "Information About Our Stock Ownership," and is incorporated herein by this reference.
Equity Compensation Plans
The following Table sets forth, for each of Edison International's Equity compensation plans, the number of shares of Edison International Common Stock subject to outstanding options, warrant and rights to acquire such stock, the weighted-average exercise price of those outstanding options, warrants and rights, and the number of shares remaining available for future award grants as of December 31, 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a)(c)
Equity compensation plans approved by security holders	18,282,234	[1]	$40.22	22,959,002	[2]
Equity compensation plans not approved by security holders[3]	21,925		$37.65	—
Total	18,304,159		$40.22	22,959,002

[1]
This amount includes 17,204,920 shares covered by outstanding stock options, 313,001 shares that could be delivered for outstanding performance share awards, 539,689 shares covered by outstanding restricted stock unit awards, and 224,624 shares covered by outstanding deferred stock unit awards. The weighted-average exercise price of awards outstanding under equity compensation plan approved by security holders reflected in column (b) above is calculated based on the outstanding stock options under these plans as the other forms of wards outstanding have no exercise price.

[2]
This amount is the aggregate number of shares available for new awards under the Edison International 2007 Performance Incentive Plan as of December 31, 2013, and includes shares that have become available from the Edison International Equity Compensation Plan and the Edison International 2000 Equity Plan (together, the "Prior Plans"). However, no additional awards have been granted under the Prior Plans since April 26, 2007, and all awards granted since that date have been made under the Edison International 2007 Performance Incentive Plan. The maximum number of shares or Edison International Common Stock that may be issued or transferred pursuant to awards under the Edison International 2007 Performance Incentive Plan is 49,500,000 shares, plus the number of any shares subject to awards issued under the Prior Plans and outstanding as of April 26, 2007 that expire, cancel or terminate without being exercised or shares being issued. Shares available under the Edison International 2007 Performance Incentive Plan may

generally, subject to certain limits set forth in the plan, be used for any type of award authorized under that plan, including stock options, restricted stock, performance shares, restricted or deferred units, and stock bonuses.

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information responding to Item 13 will appear in the Joint Proxy Statement under the headings "Certain Relationships and Related Transactions," and "Information About Our Corporate Governance—Q: Is SCE subject to the same corporate governance stock exchange rules as EIX?", "—Q: How does the Board determine which directors are considered independent?", "—Q: Which directors has the Board determined are independent to serve on the Board?" and "Where can I find the Company's corporate governance documents?" and is incorporated herein by this reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information responding to Item 14 will appear in the Joint Proxy Statement under the heading "Independent Registered Public Accounting Firm Fees," and is incorporated herein by this reference.
PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
See Consolidated Financial Statements listed in the Table of Contents of this report.
(a)(2) Report of Independent Registered Public Accounting Firm and Schedules Supplementing Financial Statements
The following documents may be found in this report at the indicated page numbers on the Table of Contents of this report.

Reports of Independent Registered Public Accounting Firm
Schedule I – Condensed Financial Information of Edison International Parent
Schedule II – Valuation and Qualifying Accounts of Edison International and SCE
Schedules I for SCE and Schedules III through V, inclusive, for both Edison International and SCE are omitted as not required or not applicable.
(a)(3) Exhibits
See "Exhibit Index" in this report.
Edison International and SCE will furnish a copy of any exhibit listed in the accompanying Exhibit Index upon written request and upon payment to Edison International or SCE of their reasonable expenses of furnishing such exhibit, which shall be limited to photocopying charges and, if mailed to the requesting party, the cost of first-class postage.

EDISON INTERNATIONAL
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF PARENT
CONDENSED BALANCE SHEETS

	December 31,
(in millions)	2013	2012
Assets:
Cash and cash equivalents	$13	$64
Other current assets	166	18
Total current assets	179	82
Investments in subsidiaries	10,328	9,903
Deferred income tax	559	555
Other long-term assets	615	414
Total assets	$11,681	$10,954
Liabilities and equity:
Accounts payable	$3	$105
Other current liabilities	629	184
Total current liabilities	632	289
Long-term debt	400	400
Other long-term liabilities	721	833
Total equity	9,928	9,432
Total liabilities and equity	$11,681	$10,954

EDISON INTERNATIONAL
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF PARENT
CONDENSED STATEMENTS OF INCOME
For the Years Ended December 31, 2013, 2012 and 2011

(in millions, except per-share amounts)	2013	2012	2011
Operating revenue and other income	$—	$—	$—
Operating expenses and interest expense	72	80	63
Loss before equity in earnings of subsidiaries	(72)	(80)	(63)
Equity in earnings of subsidiaries	922	1,590	1,077
Income before income taxes	850	1,510	1,014
Income tax expense (benefit)	(29)	7	(27)
Income from continued operations	879	1,503	1,041
Income (loss) from discontinued operations, net of tax	36	(1,686)	(1,078)
Net income (loss) attributable to Edison International common shareholders	$915	$(183)	$(37)
Weighted-average common stock outstanding	326	326	326
Basic earnings (loss) per share:
Continuing operations	$2.70	$4.61	$3.20
Discontinued operations	0.11	(5.17)	(3.31)
Total	$2.81	$(0.56)	$(0.11)
Diluted earnings (loss) per share:
Continuing operations	$2.67	$4.55	$3.17
Discontinued operations	0.11	(5.11)	(3.28)
Total	$2.78	$(0.56)	$(0.11)

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2013, 2012 and 2011

(in millions)	2013	2012	2011
Net income (loss)	$915	$(183)	$(37)
Other comprehensive income (loss)	74	52	(63)
Comprehensive income (loss)	$989	$(131)	$(100)

EDISON INTERNATIONAL
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF PARENT
CONDENSED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2013, 2012 and 2011

(in millions)	2013	2012	2011
Net cash provided by operating activities	$387	$355	$437
Cash flows from financing activities:
Payable due to consolidated affiliate	10	130	—
Short-term debt financing, net	33	(15)	(9)
Settlements of stock-based compensation, net	(6)	(10)	(5)
Dividends paid	(440)	(424)	(417)
Net cash used by financing activities	(403)	(319)	(431)
Net cash provided (used) by investing activities:	(35)	—	1
Net increase (decrease) in cash and cash equivalents	(51)	36	7
Cash and cash equivalents, beginning of year	64	28	21
Cash and cash equivalents, end of year	$13	$64	$28
Note 1. Basis of Presentation
The accompanying condensed financial statements of Edison International Parent should be read in conjunction with the consolidated financial statements and notes thereto of Edison International and subsidiaries ("Registrant") included in Part II, Item 8 of this Form 10-K. Edison International's Parent significant accounting policies are consistent with those of the Registrant, SCE and other wholly owned and controlled subsidiaries.
Dividends Received
Edison International Parent received cash dividends from SCE of $486 million, $469 million and $461 million in 2013, 2012 and 2011, respectively.
Dividend Restrictions
The CPUC regulates SCE's capital structure which limits the dividends it may pay Edison International. SCE may make distributions to Edison International as long as the common equity component of SCE's capital structure remains at or above the 48% on a 13-month weighted average basis. At December 31, 2013, SCE's 13-month weighted-average common equity component of total capitalization was 49.2% and the maximum additional dividend that SCE could pay to Edison International under this limitation was approximately $247 million, resulting in a restriction on SCE's net assets of $11.9 billion.
Note 2. Debt and Credit Agreements
Long-Term Debt
At December 31, 2013 and 2012, Edison International Parent had 3.75% senior notes outstanding of $400 million, which matures in 2017.
Credit Agreements and Short-Term Debt
In 2013, Edison International Parent amended its $1.25 billion credit facility to extend the maturity date to July 2018. At December 31, 2013, the outstanding commercial paper was $34 million at a weighted-average interest rate of 0.55%. This short-term debt was supported by the $1.25 billion multi-year revolving credit facility. At December 31, 2012, Edison International Parent had no outstanding short-term debt.

The following table summarizes the status of the credit facility at December 31, 2013:

(in millions)
Commitment	$1,250
Outstanding borrowings	(34)
Amount available	$1,216
The debt covenant in Edison International's credit facility requires a consolidated debt to total capitalization ratio of less than or equal to 0.65 to 1. The ratio is defined in the credit agreement and generally excludes the consolidated debt and total capital of EME during the periods it was consolidated for financial reporting purposes. At December 31, 2013, Edison International's consolidated debt to total capitalization ratio was 0.45 to 1.
Note 3. Related-Party Transactions
Edison International's Parent expenses from services provided by SCE were $3 million, $4 million and $3 million for the years ended December 31, 2013, 2012 and 2011, respectively. Edison International Parent had current related-party receivables of $34 million and $23 million and current related-party payables of $69 million and $146 million at December 31, 2013 and 2012, respectively. Edison International Parent had long-term related-party receivables of $486 million and $322 million at December 31, 2013 and 2012, respectively, and long-term related-party payables of $135 million and $112 million at December 31, 2013 and 2012, respectively.
Note 4. EME Chapter 11 Bankruptcy Filing
Edison International Parent recorded an income tax benefit of $36 million and an after-tax charge of $1.3 billion for the year ended December 31, 2013 and 2012, respectively, related to the deconsolidation of EME. See "Item 8. Notes to Consolidated Financial Statements—Note 7. Income Taxes," "—Note 12. Commitments and Contingencies" and "—Note 16. Discontinued Operations" for further information related to these bankruptcy proceedings.
Note 5. Contingencies
For a discussion of material contingencies see "Item 8. Notes to Consolidated Financial Statements—Note 7. Income Taxes," "—Note 12. Commitments and Contingencies" and "—Note 16. Discontinued Operations."

EDISON INTERNATIONAL
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

			Additions
(in millions)	Balance at Beginning of Period		Charged to Costs and Expenses		Charged to Other Accounts	Deductions		Balance at End of Period
For the Year ended December 31, 2013
Allowance for uncollectible accounts
Customers	$46.6		$36.0		$—	$30.4		$52.2
All others	79.5		19.3		—	81.0		17.8
Total allowance for uncollectible accounts	$126.1		$55.3		$—	$111.4	[a]	$70.0
Tax valuation allowance	$1,016.5	[b]	$363.5	[b]	$—	$—		$1,380.0

For the Year ended December 31, 2012
Allowance for uncollectible accounts
Customers	$42.0		$34.6		$—	$30.0		$46.6
All others	37.6		58.6		—	16.7		79.5
Total allowance for uncollectible accounts	$79.6		$93.2		$—	$46.7	[a]	$126.1
Tax valuation allowance	$—		$1,016.5	[b]	$—	$—		$1,016.5

For the Year ended December 31, 2011
Allowance for uncollectible accounts
Customers	$36.1		$31.0		$—	$25.1		$42.0
All others	53.8		19.2		—	35.4	[c]	37.6
Total allowance for uncollectible accounts	$89.9		$50.2		$—	$60.5	[a]	$79.6

[a]	Accounts written off, net.

[b]
Edison International recorded deferred tax assets of $2.2 billion related to net operating losses and tax carryforwards that pertain to Edison International's consolidated or combined federal and state tax returns, including approximately $1.6 billion related to EME. Edison International continues to consolidate EME for federal and certain combined state tax returns. EME’s Plan of Reorganization, filed in December 2013 ("December Plan of Reorganization"), provides for the transfer of EIX’s ownership interest to the creditors, which would result in a tax deconsolidation of EME. Under federal and state tax regulations, the tax deconsolidation of EME will reduce the amounts net operating loss and tax credits carryforwards that Edison International would be eligible to use in future periods. As a result of the EME’s December Plan of Reorganization, that would result in a tax deconsolidation of EME, Edison International has recorded a $1.380 billion valuation allowance based on the estimated amount of such benefits as calculated under the applicable federal and state tax regulations as of December 31, 2013. The deferred income tax benefits recognized by Edison International less the valuation allowance for amounts that would no longer be available upon tax deconsolidation of EME was approximately $220 million.

[c]	In 2010, SCE recorded a $23 million reserve against an uncollectible receivable related to contract termination negotiations, which was written off during 2011.

SOUTHERN CALIFORNIA EDISON COMPANY
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

		Additions
(in millions)	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
For the Year ended December 31, 2013
Allowance for uncollectible accounts
Customers	$46.6	$36.0	$—	$30.4		$52.2
All others	28.3	19.3	—	34.3		13.3
Total allowance for uncollectible accounts	$74.9	$55.3	$—	$64.7	[a]	$65.5

For the Year ended December 31, 2012
Allowance for uncollectible accounts
Customers	$42.0	$34.6	$—	$30.0		$46.6
All others	33.0	12.0	—	16.7		28.3
Total allowance for uncollectible accounts	$75.0	$46.6	$—	$46.7	[a]	$74.9

For the Year ended December 31, 2011
Allowance for uncollectible accounts
Customers	$36.1	$31.0	$—	$25.1		$42.0
All others	49.4	18.9	—	35.3	[b]	33.0
Total allowance for uncollectible accounts	$85.5	$49.9	$—	$60.4	[a]	$75.0

[a]	Accounts written off, net.

[b]	In 2010, SCE recorded a $23 million reserve against an uncollectible receivable related to contract termination negotiations, which was written off during 2011.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

	EDISON INTERNATIONAL		SOUTHERN CALIFORNIA EDISON COMPANY

By:	/s/ Mark C. Clarke	By:	/s/ Mark C. Clarke

	Mark C. Clarke Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)		Mark C. Clarke Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)

Date:	February 25, 2014	Date:	February 25, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the date indicated.

Signature	Title

A. Principal Executive Officers

Theodore F. Craver, Jr.*	Chairman of the Board, President, Chief Executive Officer and Director (Edison International)

Ronald L. Litzinger*	President and Director (Southern California Edison Company)

B. Principal Financial Officers

W. James Scilacci*	Executive Vice President, Chief Financial Officer and Treasurer (Edison International)

Linda G. Sullivan*	Senior Vice President and Chief Financial Officer (Southern California Edison Company)

C. Principal Accounting Officers

Mark C. Clarke*	Vice President and Controller (Edison International and Southern California Edison Company)

D. Directors (Edison International and Southern California Edison Company, unless otherwise noted)

Jagjeet S. Bindra*	Director

Vanessa C.L. Chang*	Director

France A. Córdova*	Director

Theodore F. Craver, Jr.*	Director

Bradford M. Freeman*	Director

Ronald L. Litzinger (SCE only)*	Director

Luis G. Nogales*	Director

Ronald L. Olson*	Director

Richard T. Schlosberg, III*	Director

Thomas C. Sutton*	Director

Ellen O. Tauscher*	Director

Peter J. Taylor*	Director

Brett White*	Director

*By:	/s/ Mark C. Clarke

Mark C. Clarke Vice President and Controller (Attorney-in-fact)

Date:	February 25, 2014

EXHIBIT INDEX

Exhibit Number	Description

Edison International

3.1
Certificate of Restated Articles of Incorporation of Edison International, effective December 19, 2006 (File No. 1-9936, filed as Exhibit 3.1 to Edison International's Form 10-K for the year ended December 31, 2006)*

3.2	Bylaws of Edison International, as amended June 21, 2012 (File No. 1-9936, filed as Exhibit 3.1 to Edison International's Form 8-K dated June 21, 2012 and filed June 22, 2012)*

Southern California Edison Company

3.3
Certificate of Restated Articles of Incorporation of Southern California Edison Company, effective March 2, 2006 (File No. 1-2313, filed as Exhibit 3.1 to Southern California Edison Company's Form 10-K for the year ended December 31 2005)*

3.4
Bylaws of Southern California Edison Company, as amended June 21, 2012 (File No. 1-2313, filed as Exhibit 3.1 to Southern California Edison Company's Form 8-K dated June 21, 2012 and filed June 22, 2012)*

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

4.3	Southern California Edison Company Indenture, dated as of January 15, 1993 (File No. 1-2313, Form 8-K dated January 28, 1993)*

Edison International

10.1**	Director Deferred Compensation Plan as amended December 31, 2008 (File No. 1-9936, filed as Exhibit No. 10.4 to Edison International's Form 10-K for the year ended December 31, 2008)*

10.2**
2008 Director Deferred Compensation Plan, as amended and restated effective October 25, 2012 (File No. 1-9936, filed as Exhibit 10.1 to Edison International's Form 10-Q for the quarter ended September 30, 2012)*

10.3**	Director Grantor Trust Agreement, dated August 1995 (File No. 1-9936, filed as Exhibit 10.10 to Edison International's Form 10-K for the year ended December 31, 1995)*

10.3.1**	Director Grantor Trust Agreement Amendment 2002-1, effective May 14, 2002 (File No. 1-9936, filed as Exhibit 10.4 to Edison International's Form 10-Q for the quarter ended June 30, 2002)*

10.3.2**	Executive and Director Grantor Trust Agreements Amendment 2008-1 (File No. 1-9936, filed as Exhibit No. 10.6.2 to Edison International's Form 10-K for the year ended December 31, 2008)*

10.4**	Executive Deferred Compensation Plan, as amended and restated effective December 31, 2008

10.5**	2008 Executive Deferred Compensation Plan, as amended and restated effective October 23, 2013

10.6**	Executive Grantor Trust Agreement, dated August 1995 (File No. 1-9936, filed as Exhibit 10.12 to Edison International's Form 10-K for the year ended December 31, 1995)*
10.6.1**	Executive Grantor Trust Agreement Amendment 2002-1, effective May 14, 2002 (File No. 1-9936, filed as Exhibit 10.3 to Edison International's Form 10-Q for the quarter ended June 30, 2002)*

10.7**	Executive Supplemental Benefit Program, as amended effective December 31, 2008

10.8**	Executive Retirement Plan, as restated effective December 31, 2008

10.8.1**	2008 Executive Retirement Plan, as amended and restated effective December 11, 2013

10.9**	Edison International Executive Incentive Compensation Plan, as amended and restated effective October 23, 2013

10.10**	2008 Executive Disability Plan, as amended and restated effective October 23, 2013

Exhibit Number	Description
10.11**	2008 Executive Survivor Benefit Plan, as amended and restated effective December 11, 2013

10.12**
Retirement Plan for Directors, as amended and restated effective December 31, 2008 (File No. 1-9936 filed as Exhibit No. 10.17 to Edison International's Form 10-K for the year ended December 31, 2008)*

10.13**	Equity Compensation Plan as restated effective January 1, 1998 (File No. 1-9936, filed as Exhibit 10.1 to Edison International's Form 10-Q for the quarter ended June 30, 1998)*

10.13.1**	Equity Compensation Plan Amendment No. 1, effective May 18, 2000 (File No. 1-9936, filed as Exhibit 10.4 to Edison International's Form 10-Q for the quarter ended June 30, 2000)*

10.13.2**	Amendment of Equity Compensation Plans, adopted October 25, 2006 (File No. 1-9936, filed as Exhibit 10.52 to Edison International's Form 10-K for the year ended December 31, 2006)*

10.14**	2000 Equity Plan, effective May 18, 2000 (File No. 1-9936, filed as Exhibit 10.1 to Edison International's Form 10-Q for the quarter ended June 30, 2000)*

10.15**
Edison International 2007 Performance Incentive Plan as amended and restated in February 2011 (File No. 1-9936, filed as Exhibit 10.1 to the Edison International Form 10-Q for the quarter ended June 30, 2011)*

10.15.1**	Edison International 2008 Long-Term Incentives Terms and Conditions (File No. 1-9936, filed as Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended March 31, 2008)*

10.15.2**	Edison International 2009 Long-Term Incentives Terms and Conditions (File No. 1-9936, filed as Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended March 31, 2009)*

10.15.3**	Edison International 2010 Long-Term Incentives Terms and Conditions (File No. 1-9936, filed as Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended March 31, 2010)*

10.15.4**	Edison International 2011 Long-Term Incentives Terms and Conditions (File No. 1-9936, filed as Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended March 31, 2011)*

10.15.5**	Edison International 2012 Long-Term Incentives Terms and Conditions (File No. 1-9936, filed as Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended March 31, 2012)*

10.15.6**	Edison International 2013 Long-Term Incentives Terms and Conditions (File No. 1-9936, filed as Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended March 31, 2013)*

10.16**
Terms and conditions for 2003 long-term compensation awards under the Equity Compensation Plan and 2000 Equity Plan (File No. 1-9936, filed as Exhibit 10.1 to Edison International's Form 10-Q for the quarter ended March 31, 2003)*

10.16.1**
Terms and conditions for 2004 long-term compensation awards under the Equity Compensation Plan and 2000 Equity Plan (File No. 1-9936, filed as Exhibit 10.1 to Edison International's Form 10-Q for the quarter ended March 31, 2004)*

10.16.2**
Terms and conditions for 2005 long-term compensation award under the Equity Compensation Plan and 2000 Equity Plan (File No. 1-9936, filed as Exhibit 99.2 to Edison International's Form 8-K dated December 16, 2004 and filed on December 22, 2004)*

10.16.3**
Terms and conditions for 2006 long-term compensation awards under the Equity Compensation Plan and 2000 Equity Plan (File No. 1-9936, filed as Exhibit 10.29 to Edison International's Form 10-K for the year ended December 31, 2005)*

10.16.4**
Terms and conditions for 2007 long-term compensation awards under the Equity Compensation Plan and the 2007 Performance Incentive Plan (File No. 1-9936, filed as Exhibit 10.1 to Edison International's Form 10-Q for the quarter ended March 31, 2007)*

10.17**
Director Nonqualified Stock Option Terms and Conditions under the Equity Compensation Plan (File No. 1-9936, filed as Exhibit 10.1 to Edison International's Form 10-Q for the quarter ended June 30, 2002)*

10.17.1**
Director 2004 Nonqualified Stock Option Terms and Conditions under the Equity Compensation Plan (File No. 1-9936, filed as Exhibit 10.1 to Edison International's Form 10-Q for the quarter ended June 30, 2004)*

10.17.2**
Director Nonqualified Stock Option Terms and Conditions under the 2007 Performance Incentive Plan (File 1-9936, filed as Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended March 31, 2007)*

10.18**
Edison International and Edison Capital Affiliate Option Exchange Offer Circular, dated July 3, 2000 (File No. 1-9936, filed as Exhibit 10.1 to Edison International's Form 10-Q for the quarter ended September 30, 2000)*

Exhibit Number	Description

10.18.1**
Edison International and Edison Capital Affiliate Option Exchange Offer Summary of Deferred Compensation Alternatives, dated July 3, 2000 (File No. 1-9936, filed as Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended September 30, 2000)*

10.18.2**
Edison International and Edison Mission Energy Affiliate Option Exchange Offer Circular, dated July 3, 2000 (File No. 1-13434, filed as Exhibit 10.93 to the Edison Mission Energy's Form 10-K for the year ended December 31, 2001)*

10.18.3**
Edison International and Edison Mission Energy Affiliate Option Exchange Offer Summary of Deferred Compensation Alternatives, dated July 3, 2000 (File No. 1-13434, filed as Exhibit 10.94 to the Edison Mission Energy's Form 10-K for the year ended December 31, 2001)*

10.19**	2008 Executive Severance Plan, as amended and restated effective October 23, 2013

10.20**
Edison International and Southern California Edison Company Director Compensation Schedule, as adopted June 20, 2013 (File No. 1-9936, filed as Exhibit 10.1 to Edison International's Form 10-Q for the quarter ended June 30, 2013)*

10.21**	Edison International Director Matching Gifts Program, as adopted June 24, 2010 (File No. 1-9936, filed as Exhibit 10.1 to Edison International's Form 10-Q for the quarter ended June 30, 2010*

10.22**
Edison International Director Nonqualified Stock Options 2005 Terms and Conditions (File No. 1-9936, filed as Exhibit 99.3 to Edison International's Form 8-K dated May 19, 2005, and filed on May 25, 2005)*

10.23
Amended and Restated Agreement for the Allocation of Income Tax Liabilities and Benefits among Edison International, Southern California Edison Company and The Mission Group dated September 10, 1996 (File No. 1-9936, filed as Exhibit 10.3 to Edison International's Form 10-Q for the quarter ended September 30, 2002)*

10.23.1
Amended and Restated Tax-Allocation Agreement among The Mission Group and its first-tier subsidiaries dated September 10, 1996 (File No. 1-9936, filed as Exhibit 10.3.1 to Edison International's Form 10-Q for the quarter ended September 30, 2002)*

10.23.2
Amended and Restated Tax-Allocation Agreement between Edison Capital and Edison Funding Company (formerly Mission First Financial and Mission Funding Company) dated May 1, 1995 (File No. 1-9936, filed as Exhibit 10.3.2 to Edison International's Form 10-Q for the quarter ended September 30, 2002)*

10.23.3
Amended and Restated Tax-Allocation Agreement between Mission Energy Holding Company and Edison Mission Energy dated February 13, 2012 (File No. 333-68630, filed as Exhibit 10.11 to Edison Mission Energy's Form 10-K for the year ended December 31, 2011)*

10.23.4
Modification No. 1 to the Amended and Restated Tax-Allocation Agreement between Mission Energy Holding Company and Edison Mission Energy dated February 13, 2012 (File No. 333-68630, filed as Exhibit 10.1 to Edison Mission Energy's Form 8-K dated November 15, 2012 and filed November 21, 2012)*

10.23.5
Amended and Restated Administrative Agreement Re Tax Allocation Payments, dated February 13, 2012, among Edison International and subsidiary parties. (File No. 333-68630, filed as Exhibit 10.12 to Edison Mission Energy's Form 10-K for the year ended December 31, 2011)*

10.24
Transaction Support Agreement, dated December 16, 2012, by and among Edison Mission Energy, Edison International and the Consenting Noteholders identified therein (File No. 333-68630, filed as Exhibit 10.1 to Edison Mission Energy's Form 8-K dated December 16, 2012 and filed on December 17, 2012)*

10.25	Notice of Termination of Transaction Support Agreement, dated July 25, 2013 (File 1-9936, filed as Exhibit 2.1 to Edison International's Form 8-K dated July 25, 2013 and filed July 25, 2013)*

10.26**
Form of Indemnity Agreement between Edison International and its Directors and any officer, employee or other agent designated by the Board of Directors (File No. 1-9936, filed as Exhibit 10.5 to Edison International's Form 10-Q for the period ended June 30, 2005, and filed on August 9, 2005)*

10.27**	Edison International 2013 Executive Annual Incentive Program (File No. 1-9936, filed as Exhibit 10.1 to Edison International's Form 10-Q for the quarter ended March 31, 2013)*

10.28**	Section 409A and Other Conforming Amendments to Terms and Conditions (File No. 1-9936, filed as Exhibit No. 10.37 to Edison International's Form 10-K for the year ended December 31, 2008)*

10.28.1**	Section 409A Amendments to Director Terms and Conditions (File No. 1-9936, filed as Exhibit No. 10.37.1 to Edison International's Form 10-K for the year ended December 31, 2008)*

Exhibit Number	Description
10.29
Credit Agreement dated as of May 18, 2012 among Edison International and the Lenders named therein (File 1-9936, filed as Exhibit 10 to Edison International's Form 8-K dated May 18, 2012 and filed May 24, 2012)*

10.29.1
First Amendment to Credit Agreement dated as of July 18, 2013 among Edison International and the Lenders named therein (File 1-9936, filed as Exhibit 10.1 to Edison International's Form 8-K dated July 18, 2013 and filed July 19, 2013)*

10.30
Credit Agreement dated as of May 18, 2012 among Southern California Edison Company and the Lenders named therein (File 1-2313, filed as Exhibit 10 to Southern California Edison Company's Form 8-K dated May 18, 2012 and filed May 24, 2012)*

10.30.1
First Amendment to Credit Agreement dated as of July 18, 2013 among Southern California Edison Company and the Lenders named therein (File 1-2313, filed as Exhibit 10.2 to Southern California Edison Company's Form 8-K dated July 18, 2013 and filed July 19, 2013)*

10.31
Settlement Agreement dated as of February 18, 2014, by and among Edison Mission Energy, Edison International and the Consenting Noteholders identified therein (File 1-9936, filed as Exhibit 10.1 to Edison International's Form 8-K dated February 18, 2014 and filed February 19, 2014)*

21	Subsidiaries of the Registrants

23.1	Consent of Independent Registered Public Accounting Firm (Edison International)

23.2	Consent of Independent Registered Public Accounting Firm (Southern California Edison Company)

24.1	Powers of Attorney of Edison International and Southern California Edison Company

24.2	Certified copies of Resolutions of Boards of Edison International and Southern California Edison Company Directors Authorizing Execution of SEC Reports

31.1	Certifications of the Chief Executive Officer and Chief Financial Officer of Edison International pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certifications of the Chief Executive Officer and Chief Financial Officer of Southern California Edison Company pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer of Edison International required by Section 906 of the Sarbanes-Oxley Act

32.2	Certifications of the Chief Executive Officer and the Chief Financial Officer of Southern California Edison Company required by Section 906 of the Sarbanes-Oxley Act

101.1
Financial statements from the annual report on Form 10-K of Edison International for the year ended December 31, 2013, filed on February 25, 2014, formatted in XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Equity and (vi) the Notes to Consolidated Financial Statements

101.2
Financial statements from the annual report on Form 10-K of Southern California Edison Company for the year ended December 31, 2013, filed on February 25, 2014, formatted in XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Equity and (vi) the Notes to Consolidated Financial Statements

________________________________________

*	Incorporated by reference pursuant to Rule 12b-32.

**	Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a)3.