Form 10-Q
period 2014-03-31
EDISON INTERNATIONAL; SOUTHERN CALIFORNIA EDISON CO
filed 2014-04-29
CIK 827052, 92103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Common Stock outstanding as of April 25, 2014:
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

GLOSSARY
The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2013 Form 10-K	Edison International's and SCE's combined Annual Report on Form 10-K for the year-ended December 31, 2013
APS	Arizona Public Service Company
ARO(s)	asset retirement obligation(s)
Bankruptcy Code	Chapter 11 of the United States Bankruptcy Code
Bankruptcy Court	United States Bankruptcy Court for the Northern District of Illinois, Eastern Division
Bcf	billion cubic feet
CAA	Clean Air Act
CAISO	California Independent System Operator
CARB	California Air Resources Board
CDWR	California Department of Water Resources
CEC	California Energy Commission
Competitive Businesses	competitive businesses related to the generation, delivery and use of electricity
CPUC	California Public Utilities Commission
CRRs	congestion revenue rights
DOE	U.S. Department of Energy
EME	Edison Mission Energy
EMG	Edison Mission Group Inc.
EPS	earnings per share
ERRA	energy resource recovery account
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Four Corners	coal fueled electric generating facility located in Farmington, New Mexico in which SCE held a 48% ownership interest
GAAP	generally accepted accounting principles
GHG	greenhouse gas
GRC	general rate case
GWh	gigawatt-hours
IRS	Internal Revenue Service
ISO	Independent System Operator
kWh(s)	kilowatt-hour(s)
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations in this report
MHI	Mitsubishi Heavy Industries, Ltd. and related companies
Moody's	Moody's Investors Service
MW	megawatts
MWh	megawatt-hours
NAAQS	national ambient air quality standards
NERC	North American Electric Reliability Corporation
NRC	Nuclear Regulatory Commission
OII	Order Instituting Investigation
Palo Verde	large pressurized water nuclear electric generating facility located near Phoenix, Arizona in which SCE holds a 15.8% ownership interest
PBOP(s)	postretirement benefits other than pension(s)
Petition Date	December 17, 2012 (date on which EME and certain of its wholly-owned subsidiaries filed for protection under Chapter 11 of the Bankruptcy Code)
PG&E	Pacific Gas & Electric Company

QF(s)	qualifying facility(ies)
ROE	return on common equity
S&P	Standard & Poor's Ratings Services
San Onofre	retired nuclear generating facility located in south San Clemente, California in which SCE holds a 78.21% ownership interest
SCE	Southern California Edison Company
SDG&E	San Diego Gas & Electric
SEC	U.S. Securities and Exchange Commission
SED	Safety and Enforcement Division of the CPUC, formerly known as the Consumer Protection and Safety Division or CPSD
US EPA	U.S. Environmental Protection Agency
VIE(s)	variable interest entity(ies)

(This page has been left blank intentionally)

PART I.    FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

Consolidated Statements of Income	Edison International

	Three months ended March 31,
(in millions, except per-share amounts, unaudited)	2014	2013
Operating revenue	$2,926	$2,632
Fuel	72	73
Purchased power	1,071	780
Operation and maintenance	811	873
Depreciation, decommissioning and amortization	410	414
Impairment and other charges	231	—
Total operating expenses	2,595	2,140
Operating income	331	492
Interest and other income	23	34
Interest expense	(141)	(131)
Other expenses	(8)	(11)
Income from continuing operations before income taxes	205	384
Income tax expense (benefit)	(19)	98
Income from continuing operations	224	286
Income (loss) from discontinued operations, net of tax	(22)	12
Net income	202	298
Preferred and preference stock dividend requirements of utility	26	27
Net income attributable to Edison International common shareholders	$176	$271
Amounts attributable to Edison International common shareholders:
Income from continuing operations, net of tax	$198	$259
Income (loss) from discontinued operations, net of tax	(22)	12
Net income attributable to Edison International common shareholders	$176	$271
Basic earnings (loss) per common share attributable to Edison International common shareholders:
Weighted-average shares of common stock outstanding	326	326
Continuing operations	$0.61	$0.79
Discontinued operations	(0.07)	0.04
Total	$0.54	$0.83
Diluted earnings (loss) per common share attributable to Edison International common shareholders:
Weighted-average shares of common stock outstanding, including effect of dilutive securities	329	329
Continuing operations	$0.61	$0.78
Discontinued operations	(0.07)	0.04
Total	$0.54	$0.82
Dividends declared per common share	$0.355	$0.3375

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income	Edison International

	Three months ended March 31,
(in millions, unaudited)	2014	2013
Net income	$202	$298
Other comprehensive income, net of tax:
Pension and postretirement benefits other than pensions:
Amortization of net loss included in net income	2	—
Other comprehensive income, net of tax	2	—
Comprehensive income	204	298
Less: Comprehensive income attributable to noncontrolling interests	26	27
Comprehensive income attributable to Edison International	$178	$271

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

(in millions, unaudited)	March 31, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$149	$146
Receivables, less allowances of $67 and $66 for uncollectible accounts at respective dates	725	838
Accrued unbilled revenue	576	596
Inventory	268	256
Derivative assets	112	122
Regulatory assets	931	538
Deferred income taxes	369	421
Other current assets	390	395
Total current assets	3,520	3,312
Nuclear decommissioning trusts	4,587	4,494
Other investments	220	207
Total investments	4,807	4,701
Utility property, plant and equipment, less accumulated depreciation of $7,691 and $7,493 at respective dates	30,741	30,379
Nonutility property, plant and equipment, less accumulated depreciation of $76 and $74 at respective dates	76	76
Total property, plant and equipment	30,817	30,455
Derivative assets	240	251
Regulatory assets	7,351	7,241
Other long-term assets	653	686
Total long-term assets	8,244	8,178

Total assets	$47,388	$46,646

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

(in millions, except share amounts, unaudited)	March 31, 2014	December 31, 2013
LIABILITIES AND EQUITY
Short-term debt	$611	$209
Current portion of long-term debt	601	601
Accounts payable	1,116	1,407
Accrued taxes	423	358
Customer deposits	204	201
Derivative liabilities	143	152
Regulatory liabilities	455	767
Other current liabilities	1,004	1,186
Total current liabilities	4,557	4,881
Long-term debt	9,825	9,825
Deferred income taxes and credits	7,437	7,346
Derivative liabilities	985	1,042
Pensions and benefits	1,360	1,378
Asset retirement obligations	3,471	3,418
Regulatory liabilities	5,655	4,995
Other deferred credits and other long-term liabilities	2,096	2,070
Total deferred credits and other liabilities	21,004	20,249
Total liabilities	35,386	34,955
Commitments and contingencies (Note 12)
Common stock, no par value (800,000,000 shares authorized; 325,811,206 shares issued and outstanding at respective dates)	2,417	2,403
Accumulated other comprehensive loss	(11)	(13)
Retained earnings	7,573	7,548
Total Edison International's common shareholders' equity	9,979	9,938
Preferred and preference stock of utility	2,023	1,753
Total noncontrolling interests	2,023	1,753
Total equity	12,002	11,691

Total liabilities and equity	$47,388	$46,646

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Edison International

	Three months ended March 31,
(in millions, unaudited)	2014	2013
Cash flows from operating activities:
Net income	$202	$298
Less: Income (loss) from discontinued operations	(22)	12
Income from continuing operations	224	286
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, decommissioning and amortization	410	414
Regulatory impacts of net nuclear decommissioning trust earnings	29	25
Impairment and other charges	231	—
Deferred income taxes and investment tax credits	(6)	174
Other	23	23
Changes in operating assets and liabilities:
Receivables	112	(38)
Inventory	(12)	(11)
Accounts payable	(63)	(65)
Other current assets and liabilities	(80)	(120)
Derivative assets and liabilities, net	(46)	79
Regulatory assets and liabilities, net	(331)	(199)
Other noncurrent assets and liabilities	7	(62)
Net cash provided by operating activities	498	506
Cash flows from financing activities:
Long-term debt issued, net of premium, discount, and issuance costs of $1 and $4 at respective dates	(1)	394
Long-term debt matured or repurchased	(2)	(1)
Preference stock issued, net	270	387
Preference stock redeemed	—	(400)
Short-term debt financing, net	401	245
Settlements of stock-based compensation, net	(42)	(32)
Dividends to noncontrolling interests	(30)	(30)
Dividends paid	(116)	(110)
Net cash provided by financing activities	480	453
Cash flows from investing activities:
Capital expenditures	(940)	(979)
Proceeds from sale of nuclear decommissioning trust investments	1,502	435
Purchases of nuclear decommissioning trust investments and other	(1,536)	(466)
Other	(1)	(4)
Net cash used by investing activities	(975)	(1,014)
Net increase (decrease) in cash and cash equivalents	3	(55)
Cash and cash equivalents at beginning of period	146	170
Cash and cash equivalents at end of period	$149	$115

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income	Southern California Edison Company

	Three months ended March 31,
(in millions, unaudited)	2014	2013
Operating revenue	$2,924	$2,629
Fuel	72	73
Purchased power	1,071	780
Operation and maintenance	713	785
Depreciation, decommissioning and amortization	410	414
Property and other taxes	85	79
Impairment and other charges	231	—
Total operating expenses	2,582	2,131
Operating income	342	498
Interest and other income	23	32
Interest expense	(136)	(125)
Other expenses	(7)	(10)
Income before income taxes	222	395
Income tax expense (benefit)	(12)	112
Net income	234	283
Less: Preferred and preference stock dividend requirements	26	27
Net income available for common stock	$208	$256

Consolidated Statements of Comprehensive Income

	Three months ended March 31,
(in millions, unaudited)	2014	2013
Net income	$234	$283
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits other than pensions:
Net loss arising during the period plus amortization included in net income	1	(3)
Other comprehensive income (loss), net of tax	1	(3)
Comprehensive income	$235	$280

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

(in millions, unaudited)	March 31, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$46	$54
Receivables, less allowances of $67 and $66 for uncollectible accounts at respective dates	702	813
Accrued unbilled revenue	576	596
Inventory	262	256
Derivative assets	112	122
Regulatory assets	931	538
Deferred income taxes	245	303
Other current assets	388	393
Total current assets	3,262	3,075
Nuclear decommissioning trusts	4,587	4,494
Other investments	150	140
Total investments	4,737	4,634
Utility property, plant and equipment, less accumulated depreciation of $7,691 and $7,493 at respective dates	30,741	30,379
Nonutility property, plant and equipment, less accumulated depreciation of $72 and $70 at respective dates	71	72
Total property, plant and equipment	30,812	30,451
Derivative assets	240	251
Regulatory assets	7,351	7,241
Other long-term assets	396	398
Total long-term assets	7,987	7,890

Total assets	$46,798	$46,050

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

(in millions, except share amounts, unaudited)	March 31, 2014	December 31, 2013
LIABILITIES AND EQUITY
Short-term debt	$405	$175
Current portion of long-term debt	600	600
Accounts payable	1,089	1,373
Customer deposits	204	201
Derivative liabilities	143	152
Regulatory liabilities	455	767
Deferred income taxes	42	39
Other current liabilities	1,100	1,091
Total current liabilities	4,038	4,398
Long-term debt	9,423	9,422
Deferred income taxes and credits	7,928	7,841
Derivative liabilities	985	1,042
Pensions and benefits	932	951
Asset retirement obligations	3,471	3,418
Regulatory liabilities	5,655	4,995
Other deferred credits and other long-term liabilities	1,885	1,845
Total deferred credits and other liabilities	20,856	20,092
Total liabilities	34,317	33,912
Commitments and contingencies (Note 12)
Common stock, no par value (560,000,000 shares authorized; 434,888,104 shares issued and outstanding at respective dates)	2,168	2,168
Additional paid-in capital	598	592
Accumulated other comprehensive loss	(10)	(11)
Retained earnings	7,655	7,594
Total common shareholder's equity	10,411	10,343
Preferred and preference stock	2,070	1,795
Total equity	12,481	12,138
Total liabilities and equity	$46,798	$46,050

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Southern California Edison Company

	Three months ended March 31,
(in millions, unaudited)	2014	2013
Cash flows from operating activities:
Net income	$234	$283
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, decommissioning and amortization	410	414
Regulatory impacts of net nuclear decommissioning trust earnings	29	25
Impairment and other charges	231	—
Deferred income taxes and investment tax credits	(12)	150
Other	22	22
Changes in operating assets and liabilities:
Receivables	111	1
Inventory	(7)	(11)
Accounts payable	(55)	(63)
Other current assets and liabilities	(80)	(93)
Derivative assets and liabilities, net	(46)	79
Regulatory assets and liabilities, net	(331)	(199)
Other noncurrent assets and liabilities	15	(47)
Net cash provided by operating activities	521	561
Cash flows from financing activities:
Long-term debt issued, net of premium, discount, and issuance costs of $4 for the three months ended March 31, 2013	—	394
Long-term debt matured or repurchased	(2)	(1)
Preference stock issued, net	270	387
Preference stock redeemed	—	(400)
Short-term debt financing, net	229	229
Settlements of stock-based compensation, net	(22)	(29)
Dividends paid	(30)	(150)
Net cash provided by financing activities	445	430
Cash flows from investing activities:
Capital expenditures	(939)	(979)
Proceeds from sale of nuclear decommissioning trust investments	1,502	435
Purchases of nuclear decommissioning trust investments and other	(1,536)	(466)
Other	(1)	1
Net cash used by investing activities	(974)	(1,009)
Net decrease in cash and cash equivalents	(8)	(18)
Cash and cash equivalents, beginning of period	54	45
Cash and cash equivalents, end of period	$46	$27

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1.    Summary of Significant Accounting Policies
Organization and Basis of Presentation
Edison International is the parent holding company of Southern California Edison Company ("SCE"). SCE is an investor-owned public utility primarily engaged in the business of supplying and delivering electricity to an approximately 50,000 square mile area of southern California. Edison International is also the parent company of subsidiaries that are engaged in competitive businesses related to the delivery or use of electricity. Such competitive business activities are currently not material to report as a separate business segment. These combined notes to the consolidated financial statements apply to both Edison International and SCE unless otherwise described. Edison International's consolidated financial statements include the accounts of Edison International, SCE and other wholly owned and controlled subsidiaries. References to Edison International refer to the consolidated group of Edison International and its subsidiaries. References to Edison International Parent and Other refer to Edison International Parent and its nonutility subsidiaries. SCE's consolidated financial statements include the accounts of SCE and its wholly owned and controlled subsidiaries. All intercompany transactions have been eliminated from the consolidated financial statements.
Edison International's and SCE's significant accounting policies were described in Note 1 of "Notes to Consolidated Financial Statements" included in the 2013 Form 10-K. The same accounting policies are followed for interim reporting purposes, with the exception of accounting principles adopted as of January 1, 2014, discussed below in "—New Accounting Guidance." This quarterly report should be read in conjunction with the financial statements and notes included in the 2013 Form 10-K.
In the opinion of management, all adjustments, consisting of recurring accruals, have been made that are necessary to fairly state the consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America for the periods covered by this quarterly report on Form 10-Q. The results of operations for the three-month period ended March 31, 2014 are not necessarily indicative of the operating results for the full year.
The December 31, 2013 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
Cash Equivalents
Cash equivalents included investments in money market funds. Generally, the carrying value of cash equivalents equals the fair value, as these investments have original maturities of three months or less. The cash equivalents were as follows:

	Edison International		SCE
(in millions)	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Money market funds	$67	$68	$6	$8
Cash is temporarily invested until required for check clearing from the primary disbursement accounts. Checks issued, but not yet paid by the financial institution, are reclassified from cash to accounts payable at the end of each reporting period as follows:

	Edison International		SCE
(in millions)	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Cash reclassified to accounts payable	$149	$168	$148	$163
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

	Three months ended March 31,
(in millions)	2014	2013
Basic earnings per share – continuing operations:
Income from continuing operations available to common shareholders	$198	$259
Weighted average common shares outstanding	326	326
Basic earnings per share – continuing operations	$0.61	$0.79
Diluted earnings per share – continuing operations:
Income from continuing operations available to common shareholders	$198	$259
Income impact of assumed conversions	—	—
Income from continuing operations available to common shareholders and assumed conversions	$198	$259
Weighted average common shares outstanding	326	326
Incremental shares from assumed conversions	3	3
Adjusted weighted average shares – diluted	329	329
Diluted earnings per share – continuing operations	$0.61	$0.78
In addition to the participating securities discussed above, Edison International also may award stock options which are payable in common shares and are included in the diluted earnings per share calculation. Stock option awards to purchase 2,050,449 and 4,455,669 shares of common stock for the three months ended March 31, 2014 and 2013, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the awards was greater than the average market price of the common shares during the respective periods and, therefore, the effect would have been antidilutive.
New Accounting Guidance
Accounting Guidance Adopted in 2014
In July 2013, the FASB issued an accounting standards update that requires that an unrecognized tax benefit be presented on the balance sheet as a reduction of a deferred tax asset for a net operating loss ("NOL") or tax credit carryforward under certain circumstances. Edison International and SCE adopted this guidance effective January 1, 2014 and it did not have a material impact on the consolidated financial statements.
Accounting Guidance Not Yet Adopted
In April 2014, the FASB issued an accounting standards update which will reduce the number of disposals that qualify for reporting as a discontinued operation and will also increase the associated disclosure. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. In addition, this update also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. Edison International and SCE will adopt this guidance prospectively effective January 1, 2015.

Note 2.    Consolidated Statements of Changes in Equity
The following table provides Edison International's changes in equity for the three months ended March 31, 2014:

	Equity Attributable to Edison International				Noncontrolling Interests
(in millions)	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Subtotal	Preferred and Preference Stock	Total Equity
Balance at December 31, 2013	$2,403	$(13)	$7,548	$9,938	$1,753	$11,691
Net income	—	—	176	176	26	202
Other comprehensive income	—	2	—	2	—	2
Common stock dividends declared ($0.355 per share)	—	—	(116)	(116)	—	(116)
Dividends, distributions to noncontrolling interests	—	—	—	—	(26)	(26)
Stock-based compensation and other	9	—	(50)	(41)	—	(41)
Non-cash stock-based compensation and other	5	—	15	20	—	20
Issuance of preference stock	—	—	—	—	270	270
Balance at March 31, 2014	$2,417	$(11)	$7,573	$9,979	$2,023	$12,002
The following table provides Edison International's changes in equity for the three months ended March 31, 2013:

	Equity Attributable to Edison International				Noncontrolling Interests
(in millions)	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Subtotal	Preferred and Preference Stock	Total Equity
Balance at December 31, 2012	$2,373	$(87)	$7,146	$9,432	$1,759	$11,191
Net income	—	—	271	271	27	298
Common stock dividends declared ($0.3375 per share)	—	—	(110)	(110)	—	(110)
Dividends, distributions to noncontrolling interests	—	—	—	—	(27)	(27)
Stock-based compensation and other	1	—	(33)	(32)	—	(32)
Non-cash stock-based compensation and other	6	—	(4)	2	—	2
Issuance of preference stock	—	—	—	—	387	387
Redemption of preference stock	—	—	(8)	(8)	(392)	(400)
Balance at March 31, 2013	$2,380	$(87)	$7,262	$9,555	$1,754	$11,309

The following table provides SCE's changes in equity for the three months ended March 31, 2014:

	Equity Attributable to SCE
(in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Preferred and Preference Stock	Total Equity
Balance at December 31, 2013	$2,168	$592	$(11)	$7,594	$1,795	$12,138
Net income	—	—	—	234	—	234
Other comprehensive income	—	—	1	—	—	1
Dividends declared on common stock	—	—	—	(126)	—	(126)
Dividends on preferred and preference stock	—	—	—	(26)	—	(26)
Stock-based compensation and other	—	9	—	(31)	—	(22)
Non-cash stock-based compensation and other	—	2	—	10	—	12
Issuance of preference stock	—	(5)	—	—	275	270
Balance at March 31, 2014	$2,168	$598	$(10)	$7,655	$2,070	$12,481
The following table provides SCE's changes in equity for the three months ended March 31, 2013:

	Equity Attributable to SCE
(in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Preferred and Preference Stock	Total Equity
Balance at December 31, 2012	$2,168	$581	$(29)	$7,228	$1,795	$11,743
Net income	—	—	—	283	—	283
Other comprehensive income	—	—	(3)	—	—	(3)
Dividends declared on common stock	—	—	—	(120)	—	(120)
Dividends on preferred and preference stock	—	—	—	(27)	—	(27)
Stock-based compensation and other	—	—	—	(29)	—	(29)
Non-cash stock-based compensation and other	—	3	—	5	—	8
Issuance of preference stock	—	(13)	—	—	400	387
Redemption of preference stock	—	8	—	(8)	(400)	(400)
Balance at March 31, 2013	$2,168	$579	$(32)	$7,332	$1,795	$11,842
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
As of the balance sheet date, the carrying amount of assets and liabilities in SCE's consolidated balance sheet that relate to its involvement with VIEs result from amounts due under the PPAs or the fair value of those derivative contracts. Under these contracts, SCE recovers the costs incurred through demonstration of compliance with its CPUC-approved long-term power procurement plans. SCE has no residual interest in the entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees or other commitments associated with these contracts other than the purchase commitments described in Note 12 of the 2013 Form 10-K. As a result, there is no significant potential exposure to loss to SCE from its variable interest in these VIEs. The aggregate contracted capacity dedicated to SCE for these VIE projects was 5,641 MW and 3,578 MW at March 31, 2014 and 2013, respectively, and the amounts that SCE paid to these projects were $125 million and $98 million for the three months ended March 31, 2014 and 2013, respectively. These amounts are recoverable in customer rates, subject to reasonableness review.
Unconsolidated Trusts of SCE
SCE Trust I, Trust II and Trust III were formed in 2012, 2013 and 2014, respectively, for the exclusive purpose of issuing the 5.625%, 5.10% and 5.75% trust preference securities, respectively (“trust securities”). The trusts are VIEs. SCE has concluded that it is not the primary beneficiary of these VIEs as it does not have the obligation to absorb the expected losses or the right to receive the expected residual returns of the trusts. SCE Trust I, Trust II and Trust III issued $475 million, $400 million and $275 million, respectively, (cumulative, liquidation amount of $25 per share) to the public and $10,000 of common stock each to SCE. The trusts invested the proceeds of these trust securities in Series F, Series G and Series H Preference Stock issued by SCE in the principal amounts of $475 million, $400 million and $275 million (cumulative, $2,500 per share liquidation value), respectively, which have substantially the same payment terms as the trust securities.
The Series F, Series G and Series H Preference Stock and the corresponding trust securities do not have a maturity date. Upon any redemption of any shares of the Series F, Series G or Series H Preference Stock, a corresponding dollar amount of trust securities will be redeemed by the applicable trust (for further information see Note 13). The applicable trust will make distributions at the same rate and on the same dates on the applicable series of trust securities when and if the SCE board of directors declares and makes dividend payments on the Series F, Series G or Series H Preference Stock. The applicable trusts will use any dividends it receives on the Series F, Series G or Series H Preference Stock to make its corresponding distributions on the applicable series of trust securities. If SCE does not make a dividend payment to any of these trusts, SCE would be prohibited from paying dividends on its common stock. SCE has fully and unconditionally guaranteed the payment of the trust securities and trust distributions, if and when SCE pays dividends on the Series F, Series G and Series H Preference Stock.
The Trust I and Trust II balance sheets as of March 31, 2014 and December 31, 2013, consisted of investments of $475 million and $400 million in the Series F and Series G Preference Stock, respectively, $475 million and $400 million of trust securities, respectively, and $10,000 each of common stock. The Trust III balance sheet as of March 31, 2014 consisted of investments of $275 million in the Series H Preference Stock, $275 million of trust securities, and $10,000 of common stock.
The trusts' income statements consisted of both dividend income and dividend distributions in the amounts of $7 million and $7 million for the three months ended March 31, 2014 and 2013, respectively for Trust I, $5 million and $4 million for the three months ended March 31, 2014 and 2013, respectively for Trust II, and $1 million for the three months ended March 31, 2014 for Trust III.

Note 4.    Fair Value Measurements
Recurring Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an “exit price”). Fair value of an asset or liability considers assumptions that market participants would use in pricing the asset or liability, including assumptions about nonperformance risk. As of March 31, 2014 and December 31, 2013, nonperformance risk was not material for Edison International and SCE.
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
Level 2 – Edison International and SCE's Level 2 assets and liabilities include fixed income securities primarily consisting of U.S. government and agency bonds, municipal bonds and corporate bonds and over-the-counter derivatives. The fair value of fixed income securities is determined using a market approach by obtaining quoted prices for similar assets and liabilities in active markets and inputs that are observable, either directly or indirectly, for substantially the full term of the instrument.
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

SCE
The following table sets forth assets and liabilities of SCE that were accounted for at fair value by level within the fair value hierarchy:

	March 31, 2014
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$20	$345	$(13)	$352
Other	38	—	—	—	38
Nuclear decommissioning trusts:
Stocks[2]	2,234	—	—	—	2,234
Fixed Income[3]	777	1,221	—	—	1,998
Short-term investments, primarily cash equivalents	335	75	—	—	410
Subtotal of nuclear decommissioning trusts[4]	3,346	1,296	—	—	4,642
Total assets	3,384	1,316	345	(13)	5,032
Liabilities at fair value
Derivative contracts	—	29	1,118	(19)	1,128
Total liabilities	—	29	1,118	(19)	1,128
Net assets (liabilities)	$3,384	$1,287	$(773)	$6	$3,904

	December 31, 2013
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$11	$372	$(10)	$373
Other	39	—	—	—	39
Nuclear decommissioning trusts:
Stocks[2]	2,208	—	—	—	2,208
Fixed Income[3]	841	1,102	—	—	1,943
Short-term investments, primarily cash equivalents	331	—	—	—	331
Subtotal of nuclear decommissioning trusts[4]	3,380	1,102	—	—	4,482
Total assets	3,419	1,113	372	(10)	4,894
Liabilities at fair value
Derivative contracts	—	37	1,177	(20)	1,194
Total liabilities	—	37	1,177	(20)	1,194
Net assets (liabilities)	$3,419	$1,076	$(805)	$10	$3,700

[1]
Represents the netting of assets and liabilities under master netting agreements and cash collateral across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

[2]	Approximately 70% of SCE's equity investments were located in the United States at March 31, 2014 and December 31, 2013, respectively.

[3]
At March 31, 2014 and December 31, 2013, SCE's corporate bonds were diversified and included collateralized mortgage obligations and other asset backed securities of $46 million and $47 million, respectively.

[4]
Excludes net payables of $55 million and net receivables of $12 million at March 31, 2014 and December 31, 2013, respectively, of interest and dividend receivables as well as receivables and payables related to SCE's pending securities sales and purchases.

Edison International
Assets measured at fair value consisted of money market funds of $67 million and $68 million at March 31, 2014 and December 31, 2013, respectively, classified as Level 1.
SCE Fair Value of Level 3
The following table sets forth a summary of changes in SCE's fair value of Level 3 net derivative assets and liabilities:

	Three months ended March 31,
(in millions)	2014	2013
Fair value of net liabilities at beginning of period	$(805)	$(791)
Total realized/unrealized gains (losses):
Included in regulatory assets and liabilities[1]	31	(82)
Purchases	7	18
Settlements	(6)	(27)
Fair value of net liabilities at end of period	$(773)	$(882)
Change during the period in unrealized gains and losses related to assets and liabilities held at the end of the period	$22	$(66)

[1]	Due to regulatory mechanisms, SCE's realized and unrealized gains and losses are recorded as regulatory assets and liabilities.
Edison International and SCE recognize the fair value for transfers in and transfers out of each level at the end of each reporting period. There were no transfers between any levels during 2014 and 2013.
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
The following table sets forth SCE's valuation techniques and significant unobservable inputs used to determine fair value for significant Level 3 assets and liabilities:

	Fair Value (in millions)			Significant	Range
	Assets	Liabilities	Valuation Technique(s)	Unobservable Input	(Weighted Average)
Congestion revenue rights
March 31, 2014	$345	$—	Market simulation model	Load forecast	7,603 MW - 24,896 MW
				Power prices	$(9.86) - $108.56
				Gas prices	$3.50 - $7.10
December 31, 2013	366	—	Market simulation model	Load forecast	7,603 MW - 24,896 MW
				Power prices	$(9.86) - $108.56
				Gas prices	$3.50 - $7.10
Tolling
March 31, 2014	4	1,111	Option model	Volatility of gas prices	13% - 31% (18%)
				Volatility of power prices	26% - 61% (32%)
				Power prices	$37.50 - $70.80 ($50.10)
December 31, 2013	5	1,175	Option model	Volatility of gas prices	16% - 35% (21%)
				Volatility of power prices	25% - 45% (30%)
				Power prices	$38.00 - $63.90 ($47.40)

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
Fair Value of Long-Term Debt Recorded at Carrying Value
The carrying value and fair value of Edison International and SCE's long-term debt (including current portion of long-term debt) are as follows:

	March 31, 2014		December 31, 2013
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
SCE	$10,023	$11,012	$10,022	$10,656
Edison International	10,426	11,442	10,426	11,084
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

Note 5.    Debt and Credit Agreements
Credit Agreements and Short-Term Debt
In January 2014, SCE issued $300 million of floating rate first and refunding mortgage bonds due in January 2015. The proceeds from these bonds were used for working capital to fund the ERRA balancing account undercollections.
At March 31, 2014, SCE's outstanding commercial paper was $105 million at a weighted-average interest rate of 0.20%. This commercial paper was supported by a $2.75 billion multi-year revolving credit facility. At March 31, 2014, letters of credit issued under SCE's credit facility aggregated $141 million and are scheduled to expire in twelve months or less. At December 31, 2013, the outstanding commercial paper was $175 million at a weighted-average interest rate of 0.24%.
At March 31, 2014, Edison International Parent's outstanding commercial paper was $206 million at a weighted-average interest rate of 0.51%. This commercial paper was supported by a $1.25 billion multi-year revolving credit facility. At December 31, 2013, the outstanding commercial paper was $34 million at a weighted-average interest rate of 0.55%.
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
Certain power contracts contain a provision that requires SCE to maintain an investment grade rating from each of the major credit rating agencies, referred to as a credit-risk-related contingent feature. If SCE's credit rating were to fall below investment grade, SCE may be required to pay the derivative liability or post additional collateral. The net fair value of all derivative liabilities with these credit-risk-related contingent features was $53 million and $49 million as of March 31, 2014 and December 31, 2013, respectively, for which SCE has posted no collateral to its counterparties for the respective periods. If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2014, SCE would be required to post collateral in the amount of $10 million, excluding the impact of unpaid closed positions as their settlement is not impacted by the credit-risk-related contingent features.

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

	March 31, 2014
	Derivative Assets			Derivative Liabilities
(in millions)	Short-Term	Long-Term	Subtotal	Short-Term	Long-Term	Subtotal	Net Liability
Commodity derivative contracts
Gross amounts recognized	$135	$240	$375	$170	$987	$1,157	$782
Gross amounts offset in the consolidated balance sheets	(23)	—	(23)	(23)	—	(23)	—
Cash collateral posted[1]	—	—	—	(4)	(2)	(6)	(6)
Net amounts presented in the consolidated balance sheets	$112	$240	$352	$143	$985	$1,128	$776

	December 31, 2013
	Derivative Assets			Derivative Liabilities
(in millions)	Short-Term	Long-Term	Subtotal	Short-Term	Long-Term	Subtotal	Net Liability
Commodity derivative contracts
Gross amounts recognized	$141	$251	$392	$178	$1,045	$1,223	$831
Gross amounts offset in the consolidated balance sheets	(19)	—	(19)	(19)	—	(19)	—
Cash collateral posted[1]	—	—	—	(7)	(3)	(10)	(10)
Net amounts presented in the consolidated balance sheets	$122	$251	$373	$152	$1,042	$1,194	$821

[1]
In addition, at March 31, 2014 and December 31, 2013, SCE had posted $7 million and $19 million, respectively, of collateral that is not offset against derivative liabilities and is reflected in "Other current assets" on the consolidated balance sheets.

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
The following table summarizes the components of SCE's economic hedging activity:

	Three months ended March 31,
(in millions)	2014	2013
Realized losses	$(37)	$(16)
Unrealized gains (losses)	52	(54)

Notional Volumes of Derivative Instruments
The following table summarizes the notional volumes of derivatives used for SCE hedging activities:

		Economic Hedges
Commodity	Unit of Measure	March 31, 2014	December 31, 2013
Electricity options, swaps and forwards	GWh	5,086	6,274
Natural gas options, swaps and forwards	Bcf	8	12
Congestion revenue rights	GWh	135,714	149,234
Tolling arrangements	GWh	86,248	87,991
Note 7.    Income Taxes
Effective Tax Rate
The table below provides a reconciliation of income tax expense computed at the federal statutory income tax rate to the income tax provision:

	Edison International		SCE
	Three months ended March 31,
(in millions)	2014	2013	2014	2013
Income from continuing operations before income taxes	$205	$384	$222	$395
Provision for income tax at federal statutory rate of 35%	71	134	78	138
Increase (decrease) in income tax from:
State tax, net of federal benefit	1	3	1	14
Property-related	(51)	(41)	(51)	(42)
Change related to uncertain tax positions	7	7	7	7
San Onofre settlement	(40)	—	(40)	—
Other	(7)	(5)	(7)	(5)
Total income tax expense (benefit) from continuing operations	$(19)	$98	$(12)	$112
Effective tax rate	(9.3)%	25.5%	(5.4)%	28.4%
The CPUC requires flow-through ratemaking treatment for the current tax benefit arising from certain property-related and other temporary differences which reverse over time. The accounting treatment for these temporary differences results in recording regulatory assets and liabilities for amounts that would otherwise be recorded to deferred income tax expense.
Property-related items include recognition of income tax benefits from repair deductions for income tax purposes. During the first quarter of 2014, SCE recorded flow through tax benefits related to repair deductions and other tax items under the San Onofre Settlement. The tax benefits were offset by estimated refunds to customers included as part of the pre-tax charge of $231 million.
Tax Disputes
The IRS examination phase of tax years 2003 through 2006 was completed in the fourth quarter of 2010, which included proposed adjustments for the following two items:

•
A proposed adjustment increasing the taxable gain on the 2004 sale of EME's international assets, which if sustained, would result in a federal tax payment of approximately $208 million, including interest and penalties through March 31, 2014.

•
A proposed adjustment to disallow a component of SCE's repair allowance deduction, which if sustained, would result in a federal tax payment of approximately $101 million, including interest through March 31, 2014.

Edison International disagrees with the proposed adjustments and filed a protest with the IRS in the first quarter of 2011. Edison International anticipates that the IRS will issue a deficiency notice for the tax, interest and possibly penalties at the conclusion of the IRS appeals process. After the receipt of such deficiency notice, Edison International will have 90 days to file a petition in United States Tax Court. If a petition is not timely filed, Edison International anticipates after the expiration of the 90-day period, the IRS will assess the underpayment of tax, interest and penalties, if any, and demand payment.
Tax Years 2007 – 2009
The IRS examination phase of tax years 2007 through 2009 was completed during the first quarter of 2013. Edison International received a Revenue Agent Report from the IRS on February 28, 2013 which included a proposed adjustment to disallow a component of SCE's repair allowance deduction (similar to the 2003 – 2006 tax years). The proposed adjustment to disallow a component of SCE's repair allowance deduction, if sustained, would result in a federal tax payment of approximately $75 million, including interest through March 31, 2014. Edison International disagrees with the proposed adjustment and filed a protest with the IRS in April 2013.
Note 8.    Compensation and Benefit Plans
Pension Plans
Edison International made contributions of $6 million during the three months ended March 31, 2014. Edison International expects to make contributions of $202 million during the remainder of 2014, which includes $185 million from SCE. Annual contributions made to most of SCE's pension plans are anticipated to be recovered through CPUC-approved regulatory mechanisms. Annual contributions to these plans are expected to be, at a minimum, equal to the related annual expense.
Pension expense components for continuing operations are:

	Edison International		SCE
	Three months ended March 31,
(in millions)	2014	2013	2014	2013
Service cost	$30	$38	$29	$37
Interest cost	45	42	44	41
Expected return on plan assets	(57)	(57)	(56)	(57)
Amortization of prior service cost	1	1	1	1
Amortization of net loss[1]	1	15	—	14
Expense under accounting standards	$20	$39	$18	$36
Regulatory adjustment	31	17	31	17
Total expense recognized	$51	$56	$49	$53

[1]
Includes the amount of net loss reclassified from other comprehensive loss. The amount reclassified for Edison International and SCE was $2 million and $1 million for the three months ended March 31, 2014, respectively, and $3 million and $2 million for the three months ended March 31, 2013, respectively.

Postretirement Benefits Other Than Pensions
Edison International made contributions of $4 million during the three months ended March 31, 2014 and expects to make contributions of $11 million during the remainder of 2014, all of which are expected to be made by SCE. Annual contributions made to SCE plans are anticipated to be recovered through CPUC-approved regulatory mechanisms and are expected to be, at a minimum, equal to the total annual expense for these plans. Benefits under these plans, with some exceptions, are generally unvested and subject to change. Under the terms of the Edison International Health and Welfare Plan (“PBOP Plan”) each participating employer (Edison International or its participating subsidiaries) is responsible for the costs and expenses of all PBOP benefits with respect to its employees and former employees. A participating employer may terminate the PBOP benefits with respect to its employees and former employees, as may SCE (as Plan sponsor), and, accordingly, the participants' PBOP benefits are not vested benefits.

PBOP expense components for continuing operations are:

	Edison International		SCE
	Three months ended March 31,
(in millions)	2014	2013	2014	2013
Service cost	$11	$14	$11	$13
Interest cost	27	26	27	26
Expected return on plan assets	(28)	(30)	(28)	(30)
Amortization of prior service credit	(9)	(9)	(9)	(9)
Amortization of net loss	—	7	—	7
Total expense	$1	$8	$1	$7
Workforce Reductions
In 2012, SCE commenced multiple efforts to reduce its workforce in order to reflect SCE's strategic direction to optimize its cost structure, moderate customer rate increases and align its cost structure with its peers. In addition, in June 2013, SCE announced plans to permanently retire San Onofre, which resulted in additional workforce reductions. See Note 9 for further information. Through March 31, 2014, SCE's share of estimated cash severance for these efforts totaled $213 million. The following table provides a summary of changes in the accrued severance liability associated with these reductions:

(in millions)
Balance at January 1, 2014	$54
Additions	—
Payments	(10)
Balance at March 31, 2014	$44
The liability presented in the table above is reflected in "Other current liabilities" on the consolidated balance sheets. The severance costs are included in "Operation and maintenance" on the consolidated income statements.
Note 9. San Onofre Issues
Replacement steam generators were installed at San Onofre in 2010 and 2011. On January 31, 2012, a water leak suddenly occurred in one of the heat transfer tubes in San Onofre's Unit 3 steam generators. The Unit was safely taken off-line and subsequent inspections revealed excessive tube to tube wear. At the time, Unit 2 was off-line for a planned outage when areas of unexpected tube to support structure wear were found. Later, evidence of tube to tube wear in Unit 2 was also discovered. On June 6, 2013, SCE decided to permanently retire Units 2 and 3.
Entry Into Settlement Agreement with Certain OII Parties
In October 2012 the CPUC issued an Order Instituting Investigation (“OII”) that consolidated all San Onofre issues in related CPUC regulatory proceedings to consider appropriate cost recovery for all San Onofre costs, including among other costs, the cost of the steam generator replacement project, substitute market power costs, capital expenditures, and operation and maintenance costs.
On March 27, 2014, SCE entered into a Settlement Agreement with The Utility Reform Network ("TURN"), the CPUC's Office of Ratepayer Advocates ("ORA") and SDG&E, which was later joined by the Coalition of California Utility Employees ("CUE") and Friends of the Earth ("FOE") (together, the “Settling Parties”). If implemented, the Settlement Agreement will constitute a complete and final resolution of the CPUC’s OII and related proceedings regarding the Steam Generator Replacement Project (“SGRP”) at San Onofre and the related outage and subsequent shutdown of San Onofre. The Settlement Agreement does not affect proceedings before the NRC or proceedings related to recoveries from third parties described below. Implementation of the Settlement Agreement is subject to the approval of the CPUC. The parties to the Settlement Agreement have agreed to exercise their best efforts to obtain CPUC approval. The Settlement Agreement is subject to termination by any of the Settling Parties if the CPUC has not approved it within six months of submission, but there can be no certainty of when or what the CPUC will actually decide.

Disallowances, Refunds and Rate Recoveries
If the Settlement Agreement is approved, SCE will not be allowed to recover in rates its capitalized costs for the SGRP as of February 1, 2012 or a return on such investment after such date. As of February 1, 2012, SCE’s net book value in the SGRP was approximately $597 million. Additionally, SCE will not be allowed to recover in rates approximately $99 million of incremental inspection and repair costs incurred for the replacement steam generators (“RSGs”) in 2012 that were in excess of CPUC-authorized operations and maintenance expense. These costs, net of invoices paid, were previously expensed in SCE’s 2012 financial results, although they remain subject to recovery from the supplier of the RSGs. Neither will SCE be allowed to recover in rates provisionally authorized operations and maintenance expense in 2013 that exceeds amounts included in recorded operations and maintenance expense (including severance and incremental repair and inspection costs); such excess had not been recognized in 2013 earnings. Subject to the foregoing, SCE will be authorized to recover in rates its remaining investment in San Onofre, including base plant, materials and supplies, nuclear fuel inventory and contracts and construction work in progress (“CWIP”), generally over a ten-year period commencing February 1, 2012. Additionally, SCE will be authorized to recover in rates its provisionally authorized operations and maintenance expenses for 2012, recorded costs for the 2012 refueling outage of Unit 2, recorded operations and maintenance expenses for 2013, and recorded operations and maintenance expenses for 2014 subject to customary prudency review. Finally, SCE will also be authorized to recover in rates through its fuel and purchased power balancing account (“ERRA”) all costs incurred to purchase electric power in the market related to the outage and shutdown of San Onofre, and to recover by December 31, 2015 any San Onofre-related ERRA undercollections. Estimated market power costs through June 6, 2013 (the date of San Onofre’s retirement) were approximately $680 million using the methodology followed in the OII. To the extent that amounts otherwise recoverable in rates under the Settlement Agreement are recovered from SCE’s Decommissioning Trust as a decommissioning cost, the amounts otherwise recoverable in rates will be reduced with no impact on earnings.
The portion of SCE’s San Onofre investment in base plant, CWIP and materials and supplies, which SCE is entitled to recover from February 1, 2012, will earn a return equal to the weighted average of SCE’s authorized return on debt and 50% of its authorized return on preferred equity, pro-rated to the percentage of the investment that equals SCE’s percentage of debt and preferred equity in its authorized capital structure. SCE will not earn a return on common equity on its amortizable San Onofre investment. Accordingly, SCE will be allowed to earn a rate of return of 2.95% in 2012, 2.62% for the period 2013 –2014 and a rate that will float during the amortization period thereafter with changes in SCE’s authorized return on debt and preferred equity. SCE’s investment in nuclear fuel will earn a return equal to commercial paper rates that SCE pays from time to time.
Accounting and Financial Impact
Due to the decision to early retire San Onofre Units 2 and 3, GAAP required reclassification of the amounts recorded in property, plant and equipment and related tangible operating assets to a regulatory asset to the extent that management concluded it was probable of recovery through future rates. Regulatory assets may also be recorded to the extent management concludes it is probable that direct and indirect costs incurred to retire Units 2 and 3 as of each reporting date are recoverable through future rates. In accordance with these requirements and as a result of its decision to retire San Onofre Units 2 and 3, SCE reclassified $1,521 million of its total investment in San Onofre at May 31, 2013 to a regulatory asset (“San Onofre Regulatory Asset”) and recorded an impairment charge of $575 million ($365 million after tax) in the second quarter of 2013. As of December 31, 2013, SCE had recorded a net regulatory asset of approximately $1.3 billion, comprised of $1.56 billion of property, plant and equipment, less $266 million for estimated refunds of authorized revenue recorded in excess of SCE’s costs of service.
As a result of the execution of the Settlement Agreement by the Settling Parties, SCE has concluded that the outcome of the OII that is more likely than any other outcome is approval and implementation of the Settlement Agreement, although approval by the CPUC remains uncertain. As a result, in the first quarter of 2014, SCE recorded an additional pre-tax charge of approximately $231 million (approximately $96 million after-tax). Including the amounts recorded during the first quarter of 2014 and the amounts previously recorded in 2013, the total impact of the San Onofre Settlement is estimated at $806 million (approximately $461 million after-tax). The total pre-tax charge is due to:

•	the disallowance of the SGRP investment ($542 million as of May 31, 2013);

•	refund of revenue related to the SGRP previously recognized of $159 million; and

•
implementation of the other terms of the Settlement Agreement, including a refund of flow through tax benefits of $71 million and a refund of the authorized return in excess of the return allowed for non-SGRP investments. The refund was offset by recognition of tax benefits in an equal amount. The after-tax impact of the settlement was $96 million.

At March 31, 2014, the San Onofre Regulatory Asset was $1.37 billion and the San Onofre regulatory liability for refunds of revenue was approximately $371 million. Such amounts do not reflect any recoveries from third parties by SCE.
Settlement Agreement Procedure
On April 3, 2014, the Settling Parties filed a motion in the OII requesting the CPUC to approve the Settlement Agreement without change, find the Settlement Agreement reasonable and expedite consideration of the Settlement Agreement in order to provide the benefits of it as soon as possible. The Settling Parties also urged the CPUC to stay further proceedings in the OII pending a determination on the Settlement Agreement and to withdraw the November 19, 2013 Proposed Decision on Phase 1 and Phase 1A issues in the OII. During the pendency of proceedings regarding the Settlement Agreement, the Settling Parties are further bound to support and mutually defend the Settlement Agreement in its entirety, oppose any modifications proposed by any non-settling party to the OII unless all Settling Parties agree, and cooperate reasonably on all submissions. The Settling Parties further agree to review any CPUC orders regarding the Settlement Agreement to determine if the CPUC has changed or modified it, deleted a term or imposed a new term. If any Settling Party is unwilling to accept any such change, modification, deletion or addition of a new term, then the Settling Parties will negotiate in good faith to seek a resolution acceptable to all Settling Parties. If they are unable to resolve the matter to the satisfaction of all Settling Parties or to obtain prompt CPUC approval of an agreed upon resolution, then any Settling Party can terminate the Settlement Agreement upon prompt notice.
Under CPUC rules, parties in the OII will have an opportunity to comment on the Settlement Agreement, and if there are objections raising factual issues, then the CPUC’s review may include evidentiary proceedings. CPUC rules do not provide for any fixed time period for the CPUC to act on the Settlement Agreement. The CPUC has stated that it will hold an evidentiary hearing in mid-May 2014 and has directed the Settling Parties to hold a community meeting in June 2014 to present the settlement to the public. Pursuant to the CPUC’s rules, no settlement becomes binding on the parties to it unless the CPUC approves the settlement based on a finding that it is reasonable in light of the whole record, consistent with law, and in the public interest. The CPUC has discretion to approve or disapprove a settlement, or to condition its approval on changes to the settlement, which the parties may accept or reject.
Accordingly, there can be no assurance regarding the timing of any CPUC decision or that the CPUC will approve the Settlement Agreement or refrain from making changes to it that are not acceptable to all the Settling Parties. Thus, there can be no assurance that the OII proceeding will provide for recoveries as currently estimated by SCE in accordance with the Settlement Agreement, including the recovery of costs recorded as a regulatory asset, or that the CPUC does not order refunds to customers above those contemplated by the Settlement Agreement. Therefore, the amount recorded for the San Onofre Regulatory Asset is subject to further change based upon future developments and the application of SCE’s judgment to those events.
Continuing NRC Proceedings
As part of the NRC's review of the San Onofre outage and proceedings related to the possible restart of Unit 2, the NRC appointed an Augmented Inspection Team to review SCE's performance. In December 2013, the NRC finalized an Inspection Report in connection with The Augmented Inspection Team’s review and SCE’s response to an earlier NRC Confirmatory Action Letter. The NRC’s report contained a preliminary “white” finding (low to moderate safety significance) and an apparent violation regarding the steam generators in Unit 3 and a preliminary “green” finding (very low safety significance) for Unit 2’s steam generators for failing to ensure that MHI’s modeling and analysis were adequate. The NRC also issued an Inspection Report to MHI containing a Notice of Nonconformance for its flawed computer modeling in the design of San Onofre’s steam generators. In addition, the NRC's Office of Investigations has been conducting an investigation into the accuracy and completeness of information SCE provided to the Augmented Inspection Team. SCE has also been made aware of an investigation related to San Onofre by the NRC's Office of Inspector General, which generally reviews internal NRC affairs. Certain anti-nuclear groups and individual members of Congress have alleged that SCE knew of deficiencies in the steam generators when they were installed or otherwise did not correctly follow NRC requirements in connection with the design and installation of the replacement steam generators, something which SCE has vigorously denied, and have called for investigations, including by the Department of Justice. SCE cannot predict when or whether ongoing inquiries or investigations by the NRC will be completed or whether inquiries by other government agencies will be initiated. Should the NRC find a deficiency in SCE's provision of information, SCE could be subject to additional NRC actions, including the imposition of penalties, and the findings could be taken into consideration in the CPUC regulatory proceedings described above.

Note 10.    Other Investments
Nuclear Decommissioning Trusts
Future decommissioning costs of removal of SCE's nuclear assets are expected to be funded from independent decommissioning trusts, which currently receive contributions of approximately $23 million per year through SCE customer rates. Contributions to the decommissioning trusts are reviewed every three years by the CPUC.
The following table sets forth amortized cost and fair value of the trust investments:

	Longest Maturity Dates	Amortized Cost		Fair Value
(in millions)		March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Stocks	—	$668	$656	$2,234	$2,208
Municipal bonds	2051	725	675	838	756
U.S. government and agency securities	2044	812	902	864	947
Corporate bonds	2054	253	208	296	241
Short-term investments and receivables/payables	One-year	342	329	355	342
Total		$2,800	$2,770	$4,587	$4,494
Trust fund earnings (based on specific identification) increase the trust fund balance and the ARO regulatory liability. Proceeds from sales of securities (which are reinvested) were $1.50 billion and $435 million for the three months ended March 31, 2014 and 2013, respectively. Unrealized holding gains, net of losses, were $1.79 billion and $1.72 billion at March 31, 2014 and December 31, 2013, respectively.
The following table sets forth a summary of changes in the fair value of the trust:

	Three months ended March 31,
(in millions)	2014	2013
Balance at beginning of period	$4,494	$4,048
Gross realized gains	10	5
Gross realized losses	—	(1)
Unrealized gains, net	62	176
Other-than-temporary impairments	(3)	(8)
Interest, dividends, contributions and other	24	26
Balance at end of period	$4,587	$4,246
Due to regulatory mechanisms, earnings (including other-than-temporary impairments) and realized gains and losses have no impact on operating revenue or earnings.

Note 11.    Regulatory Assets and Liabilities
Regulatory Assets
SCE's regulatory assets included on the consolidated balance sheets are:

(in millions)	March 31, 2014	December 31, 2013
Current:
Regulatory balancing accounts	$883	$484
Energy derivatives	48	54
Total current	931	538
Long-term:
Deferred income taxes, net	3,116	2,957
Pensions and other postretirement benefits	377	369
Energy derivatives	768	816
Unamortized investments, net	312	332
San Onofre	1,371	1,325
Unamortized loss on reacquired debt	216	222
Nuclear-related investment, net	33	34
Regulatory balancing accounts	819	818
Other	339	368
Total long-term	7,351	7,241
Total regulatory assets	$8,282	$7,779
Regulatory Liabilities
SCE's regulatory liabilities included on the consolidated balance sheets are:

(in millions)	March 31, 2014	December 31, 2013
Current:
Regulatory balancing accounts	$417	$724
Other	38	43
Total current	455	767
Long-term:
Costs of removal	2,811	2,780
Asset retirement obligations	1,112	1,071
Regulatory balancing accounts	1,347	1,132
San Onofre	371	—
Other	14	12
Total long-term	5,655	4,995
Total regulatory liabilities	$6,110	$5,762

Regulatory Balancing Accounts
The following table summarizes the significant components of regulatory balancing accounts included in the above tables of regulatory assets and liabilities:

(in millions)	March 31, 2014	December 31, 2013
Asset (liability)
Energy resource recovery account	$1,478	$1,005
Four Corners memorandum account	4	145
New system generation balancing account	99	132
Public purpose programs and energy efficiency programs	(959)	(1,037)
Base rate recovery balancing account	(29)	(247)
Greenhouse gas auction revenue	(470)	(385)
FERC balancing accounts	(13)	(59)
Other	(172)	(108)
Net liability	$(62)	$(554)
Note 12.    Commitments and Contingencies
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
San Onofre
SCE believes that the actions taken and costs incurred in connection with the San Onofre replacement steam generators and outages have been prudent. Accordingly, SCE has argued in related CPUC regulatory proceedings that its operating, capital, and market power costs should be recoverable through base rates and the ERRA balancing account (as reduced by the charges recorded in 2013 and 2014). SCE, however, cannot provide assurance that the CPUC will not disallow costs incurred or order refunds to customers of amounts collected in rates, or that SCE will be successful in recovering amounts from third parties. Disallowances of costs and/or refund of amounts received from customers could be material and adversely affect SCE's financial condition, results of operations and cash flows. In March 2014, SCE, in recognition of these risks, entered into a settlement agreement with San Diego Gas & Electric Company, ORA, TURN, FOE and CUE that, if approved by the CPUC, would resolve the disallowance and regulatory recovery issues in accordance with the terms of the agreement. SCE will pursue recoveries from the manufacturer of the replacement steam generators and under San Onofre's insurance, but there is no assurance that SCE will recover all of its applicable costs pursuant to these arrangements. See Note 9 for further details.

San Gabriel Valley Windstorm Investigation
In November 2011, a windstorm resulted in significant damage to SCE’s electric system and service outages for SCE customers primarily in the San Gabriel Valley. The CPUC directed its Safety and Enforcement Division (“SED”) to conduct an investigation focused on the cause of the outages, SCE’s service restoration effort, and SCE’s customer communications during the outages. The SED issued its final report on January 11, 2013. The report asserts that SCE and others with whom SCE shares utility poles violated certain CPUC safety rules applicable to overhead line construction, maintenance and operation, which may have caused the failures of affected poles and supporting cables. The report also concludes that SCE’s restoration time was not adequate and makes other assertions. Additionally, the report contends that SCE violated CPUC rules by failing to preserve evidence relevant to the investigation when it did not retain damaged poles that were replaced following the windstorm. In February 2014, SCE entered into agreements with the SED to settle this matter and another, unrelated matter involving SCE's system that occurred in San Bernardino for approximately $24.5 million. In March 2014, the CPUC opened an OII on the 2011 windstorm and the San Bernardino matter and SCE and the SED jointly filed a motion seeking approval of the settlement agreements in this OII. If the settlement agreements are not approved by the CPUC and SCE is found to have violated any CPUC rules, it could be subject to penalties. Absent approval of the two settlement agreements by the CPUC, SCE is unable to estimate a possible loss or range of loss that may be imposed by the CPUC on SCE.
Four Corners Environmental Matters
In October 2011, four private environmental organizations filed a CAA citizen lawsuit against the co-owners of Four Corners. The complaint alleges that certain work performed at the Four Corners generating units 4 and 5, over the approximate periods of 1985 – 1986 and 2007 – 2010, constituted plant “major modifications” and the plant's failure to obtain permits and install best available control technology ("BACT") violated the Prevention of Significant Deterioration requirements and the New Source Performance Standards of the CAA. The complaint also alleges subsequent and continuing violations of BACT air emissions limits. The lawsuit seeks injunctive and declaratory relief, civil penalties, including a mitigation project and litigation costs. In November 2012, the parties requested a stay of the litigation to allow for settlement discussion, and the matter is currently stayed. In December 2013, SCE sold its ownership interest in generating units 4 and 5 to APS. Under the sale agreement SCE remains responsible for its pro-rata share of certain environmental liabilities, including penalties in the event they arise from environmental violations prior to the sale. In addition, under the terms of the sale agreement, SCE retains the liability for its proportionate share of expenses occurring as a result of new environmental regulations applicable to the coal ash and combustion residuals deposited at the landfill at Four Corners during the period that SCE held its ownership interest in Four Corners if such new regulations are adopted. SCE is unable to estimate a possible loss or range of loss associated with these matters.
Environmental Remediation
SCE records its environmental remediation liabilities when site assessments and/or remedial actions are probable and a range of reasonably likely cleanup costs can be estimated. SCE reviews its sites and measures the liability quarterly, by assessing a range of reasonably likely costs for each identified site using currently available information, including existing technology, presently enacted laws and regulations, experience gained at similar sites, and the probable level of involvement and financial condition of other potentially responsible parties. These estimates include costs for site investigations, remediation, operation and maintenance, monitoring and site closure. Unless there is a single probable amount, SCE records the lower end of this reasonably likely range of costs (reflected in "Other long-term liabilities") at undiscounted amounts as timing of cash flows is uncertain.
At March 31, 2014, SCE's recorded estimated minimum liability to remediate its 19 identified material sites (sites in which the upper end of the range of the costs is at least $1 million) was $112 million, including $73 million related to San Onofre. In addition to these sites, SCE also has 39 immaterial sites for which the total minimum recorded liability was $4 million. Of the $116 million total environmental remediation liability for SCE, $112 million has been recorded as a regulatory asset. SCE expects to recover $37 million through an incentive mechanism that allows SCE to recover 90% of its environmental remediation costs at certain sites (SCE may request to include additional sites) and $74 million through a mechanism that allows SCE to recover 100% of the costs incurred at certain sites through customer rates. SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites.

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
SCE expects to clean up and mitigate its identified sites over a period of up to 30 years. Remediation costs for each of the next four years are expected to range from $6 million to $32 million. Costs incurred for the three months ended March 31, 2014 and 2013 were $1 million and $2 million, respectively.
Based upon the CPUC's regulatory treatment of environmental remediation costs incurred at SCE, SCE believes that costs ultimately recorded will not materially affect its results of operations, financial position or cash flows. There can be no assurance, however, that future developments, including additional information about existing sites or the identification of new sites, will not require material revisions to estimates.
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
In June 2010, the United States Court of Federal Claims issued a decision granting SCE and the San Onofre co-owners damages of approximately $142 million (SCE share $112 million) to recover costs incurred through December 31, 2005 for the DOE's failure to meet its obligation to begin accepting spent nuclear fuel from San Onofre. SCE received payment from the federal government in the amount of the damage award in November 2011. SCE has returned to the San Onofre co-owners their respective shares of the damage award paid. In December 2013, the CPUC approved SCE's proposal to return the SCE share of the award to customers based on the amount that customers actually contributed for fuel storage costs, resulting in approximately $94 million of the SCE share being returned to customers and the remaining $18 million being returned to shareholders. SCE, as operating agent, filed a lawsuit on behalf of the San Onofre owners against the DOE in the Court of Federal Claims in December 2011 seeking damages of approximately $98 million for the DOE's failure to meet its obligation to begin accepting spent nuclear fuel for the period from January 1, 2006 to December 31, 2010. Additional legal action would be necessary to recover damages incurred after December 31, 2010. All damages recovered by SCE are subject to CPUC review as to how these amounts would be distributed among customers, shareholders, or to offset fuel decommissioning or storage costs.
Note 13.    Preferred and Preference Stock of Utility
During the first quarter of 2014, SCE issued 110,004 shares of 5.75% Series H preference stock (cumulative, $2,500 liquidation value) to SCE Trust III, a special purpose entity formed to issue trust securities as discussed in Note 3. The Series H preference stock may be redeemed at par, in whole, but not in part, at any time prior to March 15, 2024 if certain changes in tax or investment company laws occur. After March 15, 2024, SCE may redeem the Series H shares at par, in whole or in part. After March 15, 2024, distributions will accrue and be payable at a floating rate. The shares are not subject to mandatory redemption. The proceeds from the sale of these shares are to be used to repay commercial paper borrowings and for general corporate purposes.
Note 14.    Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of tax consist of:

	Edison International		SCE
	Months ended March 31,
(in millions)	2014	2013	2014	2013
Beginning balance	$(13)	$(87)	$(11)	$(29)
Pension and PBOP – net loss:
Other comprehensive loss before reclassifications	—	(2)	—	(4)
Reclassified from accumulated other comprehensive income[1]	2	2	1	1
Change	2	—	1	(3)
Ending Balance	$(11)	$(87)	$(10)	$(32)

[1]	These items are included in the computation of net periodic pension and PBOP expense. See Note 8 for additional information.

Note 15.    Interest and Other Income and Other Expenses
Interest and other income and other expenses are as follows:

	Three months ended March 31,
(in millions)	2014	2013
SCE interest and other income:
Equity allowance for funds used during construction	$13	$21
Increase in cash surrender value of life insurance policies	7	7
Interest income	2	2
Other	1	2
Total SCE interest and other income	23	32
Edison International Parent and Other other income	—	2
Total Edison International interest and other income	$23	$34
SCE other expenses:
Civic, political and related activities and donations	$5	$5
Other	2	5
Total SCE other expenses	7	10
Edison International Parent and Other other expenses	1	1
Total Edison International other expenses	$8	$11
Note 16.    Discontinued Operations
EME Chapter 11 Bankruptcy
In December 2012, EME and certain of its wholly-owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court.
In February 2014, Edison International, EME and the Consenting Noteholders entered into a Settlement Agreement pursuant to which EME amended its Plan of Reorganization to incorporate the terms of the Settlement Agreement, including extinguishing all existing claims between EME and Edison International. The Amended Plan of Reorganization, including the Settlement Agreement, was approved by the Bankruptcy Court in March 2014 and was completed on April 1, 2014 with the sale of substantially all of EME’s assets to NRG Energy, Inc. and the transactions called for in the Settlement Agreement.
Under the Amended Plan of Reorganization, EME emerged from bankruptcy free of liabilities but remained an indirect wholly-owned subsidiary of Edison International, which will continue to be consolidated with Edison International for income tax purposes. On April 1, 2014, all of the assets and liabilities of EME that were not otherwise discharged in the bankruptcy or transferred to NRG Energy were transferred to a newly formed trust or entity under the control of EME’s existing creditors (the “Reorganization Trust”), except for (a) EME’s income tax attributes, which are retained by the Edison International consolidated income tax group; (b) certain tax and pension related liabilities in the approximate amount of $350 million, which have been assumed by Edison International and for substantially all of which Edison International had joint and several responsibility; and (c) EME’s indirect interest in Capistrano Wind Partners and a small hydroelectric project.
Edison International has agreed to pay to the Reorganization Trust an amount equal to 50% of EME’s federal and California income tax benefits, which were not previously paid to EME under a tax allocation agreement between Edison International and EME that expired on December 31, 2013 ("EME Tax Attributes") and which are estimated to be approximately $1.191 billion, subject to an estimate updating procedure set forth in the Settlement Agreement that is expected to take up to approximately six months from April 1, 2014. On April 1, 2014, Edison International paid the Reorganization Trust $225 million in cash and the balance will be paid in two installment payments to be made on September 30, 2015 and 2016, respectively. The amount of the two installment payments with interest of 5% per annum from April 1, 2014 will be fixed once the estimate of the EME Tax Attributes is completed but are currently estimated to be approximately $199 million and $210 million, respectively, including applicable interest. Assuming continuation of existing law and tax rates, Edison International also anticipates realization of the tax benefits over a period similar to the period for which it pays for them. Extension of bonus depreciation could defer realization of the benefits, and reduction of federal income tax rates could permanently reduce them. Pending the realization of the tax benefits, Edison International will finance the settlement from existing credit lines.

EME and the Reorganization Trust released Edison International and its subsidiaries, officers, directors, and representatives from all claims, except for those deriving from commercial arrangements between SCE and certain EME subsidiaries and for obligations arising under the Settlement Agreement. Edison International and its subsidiaries that directly and indirectly own EME provided a similar release to EME and the Reorganization Trust. Under the Amended Plan of Reorganization, Edison International and its subsidiaries are also the beneficiaries of orders of the Bankruptcy Court releasing them from claims of third parties in EME’s bankruptcy proceeding. As required in the Settlement Agreement, the Reorganization Trust set aside $50 million in escrow to secure its obligations to Edison International, including its obligation to protect against liabilities, if any, not discharged in the bankruptcy for which the Reorganization Trust remains responsible. Such escrowed amount will decline over time to zero on September 30, 2016.
The final estimate of EME Tax Attributes, which will fix Edison International’s installment obligations to the Reorganization Trust, may differ materially from the current estimate. Subject to the final determination of the EME Tax Attributes under the Settlement Agreement, Edison International anticipates that consolidated tax benefits it will retain will exceed the sum of liabilities it will assume and payments to the Reorganization Trust by approximately $200 million, and that the transactions contemplated by the Settlement Agreement, will result in its recording approximately $152 million in income in the second quarter of 2014, which is net of amounts recorded through March 31, 2014. Edison International has recorded deferred income tax benefits from EME, less a valuation allowance for amounts that would no longer be available had there been a tax deconsolidation of EME in the bankruptcy of approximately $198 million, and a $150 million provision for loss related to Edison International claims that had been filed against EME in the bankruptcy. The net impact of these items has been approximately $48 million through March 31, 2014 and recorded as part of discontinued operations.
As the transactions called for in the Settlement Agreement closed on April 1, 2014, it is accounted for as a subsequent event under GAAP and not reflected in the first quarter 2014 financial statements (referred to as a "Type II" subsequent event).
Note 17.    Supplemental Cash Flows Information
Supplemental cash flows information for continuing operations is:

	Edison International		SCE
	Three months ended March 31,
(in millions)	2014	2013	2014	2013
Cash payments (receipts) for interest and taxes:
Interest, net of amounts capitalized	$157	$167	$149	$159
Tax payments (refunds), net	—	6	3	(3)
Non-cash financing and investing activities:
Dividends declared but not paid:
Common stock	$116	$110	$126	$—
Preferred and preference stock	4	7	4	7
SCE's accrued capital expenditures at March 31, 2014 and 2013 were $438 million and $507 million, respectively. Accrued capital expenditures will be included as an investing activity in the consolidated statements of cash flow in the period paid.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect Edison International's and SCE's current expectations and projections about future events based on Edison International's and SCE's knowledge of present facts and circumstances and assumptions about future events and include any statement that does not directly relate to a historical or current fact. Other information distributed by Edison International and SCE that is incorporated in this report, or that refers to or incorporates this report, may also contain forward-looking statements. In this report and elsewhere, the words "expects," "believes," "anticipates," "estimates," "projects," "intends," "plans," "probable," "may," "will," "could," "would," "should," and variations of such words and similar expressions, or discussions of strategy or of plans, are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of the risks, uncertainties and other important factors that could cause results to differ from those currently expected, or that otherwise could impact Edison International and SCE, include, but are not limited to the:

•
ability of SCE to recover its costs in a timely manner from its customers through regulated rates, including regulatory assets related to San Onofre and undercollection of fuel and purchased power costs;

•	decisions and other actions by the CPUC, the FERC, the NRC and other regulatory authorities and delays in regulatory actions;

•	ability of Edison International or its subsidiaries to borrow funds and access the capital markets on reasonable terms;

•
possible customer bypass or departure due to technological advancements, federal and state subsidies, or cumulative rate impacts that make self-generation or use of alternative energy sources economically viable;

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

•
cost and availability of electricity, including the ability to procure sufficient resources to meet expected customer needs in the event of power plant outages or significant counterparty defaults under power-purchase agreements;

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
Additional information about risks and uncertainties, including more detail about the factors described above, is contained throughout this MD&A and in Edison International's and SCE's combined 2013 Form 10-K, including the "Risk Factors" section in Part I, Item 1A. Readers are urged to read this entire report, including the information incorporated by reference, as well as the 2013 Form 10-K, and carefully consider the risks, uncertainties and other factors that affect Edison International's and SCE's businesses. Forward-looking statements speak only as of the date they are made and neither Edison International nor SCE are obligated to publicly update or revise forward-looking statements. Readers should review future reports filed by Edison International and SCE with the SEC.
The MD&A for the three months ended March 31, 2014 discusses material changes in the consolidated financial condition, results of operations and other developments of Edison International and SCE since December 31, 2013, and as compared to the three months ended March 31, 2013. This discussion presumes that the reader has read or has access to Edison International's and SCE's MD&A for the calendar year 2013 (the "year-ended 2013 MD&A"), which was included in the 2013 Form 10-K.
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

	Three months ended March 31,
(in millions)	2014	2013	Change
Net income (loss) attributable to Edison International
Continuing operations
SCE	$208	$256	$(48)
Edison International Parent and Other	(10)	3	(13)
Discontinued operations	(22)	12	(34)
Edison International	176	271	(95)
Less: Non-core items
SCE	(96)	—	(96)
Edison International Parent and Other	—	7	(7)
Discontinued operations	(22)	12	(34)
Total non-core items	(118)	19	(137)
Core earnings (losses)
SCE	304	256	48
Edison International Parent and Other	(10)	(4)	(6)
Edison International	$294	$252	$42
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
SCE's first quarter 2014 core earnings increased $48 million primarily due to higher authorized revenue from rate base growth, lower operation and maintenance expenses resulting from workforce reductions, and income tax benefits, partially offset by lower earnings from its investment in San Onofre.
Edison International Parent and Other's first quarter 2014 core losses increased $6 million primarily due to costs from new businesses, higher corporate expenses and higher income tax benefits recognized in the first quarter of 2013.
Consolidated non-core items for 2014 and 2013 for SCE and Edison International included:

•	Impairment and other charges of $231 million ($96 million after tax) in the first quarter of 2014 related to the San Onofre Settlement Agreement. For further information, see "—San Onofre Issues."

•
An income tax loss of $22 million for the first quarter of 2014 compared to a benefit of $12 million for the first quarter of 2013, respectively, from revised estimates of the tax impact of a tax deconsolidation of EME from Edison International. Edison International continues to consolidate EME for federal and certain combined state tax returns. Changes in the amount of tax attributes during the first quarter of 2014 and 2013 affected income taxes of discontinued operations. For further information, see "—EME Chapter 11 Bankruptcy."

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

San Onofre Issues
As discussed in the 2013 Form 10-K, replacement steam generators were installed at San Onofre in 2010 and 2011. On January 31, 2012, a water leak suddenly occurred in one of the heat transfer tubes in San Onofre's Unit 3 steam generators. The Unit was safely taken off-line and subsequent inspections revealed excessive tube to tube wear. At the time, Unit 2 was off-line for a planned outage when areas of unexpected tube to support structure wear were found. Later, evidence of tube to tube wear in Unit 2 was also discovered. On June 6, 2013, SCE decided to permanently retire Units 2 and 3.
Entry Into Settlement Agreement with Certain OII Parties
In October 2012 the CPUC issued an Order Instituting Investigation (“OII”) that consolidated all San Onofre issues in related CPUC regulatory proceedings to consider appropriate cost recovery for all San Onofre costs, including among other costs, the cost of the steam generator replacement project, substitute market power costs, capital expenditures, and operation and maintenance costs.
On March 27, 2014, SCE entered into a Settlement Agreement with The Utility Reform Network ("TURN"), the CPUC's Office of Ratepayer Advocates ("ORA") and SDG&E, which was later joined by the Coalition of California Utility Employees ("CUE") and Friends of the Earth ("FOE") (together, the “Settling Parties”). If implemented, the Settlement Agreement will constitute a complete and final resolution of the CPUC’s OII and related proceedings regarding the Steam Generator Replacement Project (“SGRP”) at San Onofre and the related outage and subsequent shutdown of San Onofre. The Settlement Agreement does not affect proceedings before the NRC or proceedings related to recoveries from third parties described below. Implementation of the Settlement Agreement is subject to the approval of the CPUC. The parties to the Settlement Agreement have agreed to exercise their best efforts to obtain CPUC approval. The Settlement Agreement is subject to termination by any of the Settling Parties if the CPUC has not approved it within six months of submission, but there can be no certainty of when or what the CPUC will actually decide. The following summary of the Settlement Agreement is qualified in its entirety by reference to the complete text of the Settlement Agreement, which is filed as an exhibit to this report.
Disallowances, Refunds and Rate Recoveries
If the Settlement Agreement is approved, SCE will not be allowed to recover in rates its capitalized costs for the SGRP as of February 1, 2012 or a return on such investment after such date. As of February 1, 2012, SCE’s net book value in the SGRP was approximately $597 million. Additionally, SCE will not be allowed to recover in rates approximately $99 million of incremental inspection and repair costs incurred for the replacement steam generators (“RSGs”) in 2012 that were in excess of CPUC-authorized operations and maintenance expense. These costs, net of invoices paid, were previously expensed in SCE’s 2012 financial results, although they remain subject to recovery from the supplier of the RSGs. See “Third Party Recoveries” below. Neither will SCE be allowed to recover in rates provisionally authorized operations and maintenance expense in 2013 that exceeds amounts included in recorded operations and maintenance expense (including severance and incremental repair and inspection costs); such excess had not been recognized in 2013 earnings. Subject to the foregoing, SCE will be authorized to recover in rates its remaining investment in San Onofre, including base plant, materials and supplies, nuclear fuel inventory and contracts and construction work in progress (“CWIP”), generally over a ten-year period commencing February 1, 2012. Additionally, SCE will be authorized to recover in rates its provisionally authorized operations and maintenance expenses for 2012, recorded costs for the 2012 refueling outage of Unit 2, recorded operations and maintenance expenses for 2013, and recorded operations and maintenance expenses for 2014 subject to customary prudency review. Finally, SCE will also be authorized to recover in rates through its fuel and purchased power balancing account (“ERRA”) all costs incurred to purchase electric power in the market related to the outage and shutdown of San

Onofre, and to recover by December 31, 2015 any San Onofre-related ERRA undercollections. Estimated market power costs through June 6, 2013 (the date of San Onofre’s retirement) were approximately $680 million using the methodology followed in the OII. To the extent that amounts otherwise recoverable in rates under the Settlement Agreement are recovered from SCE’s Decommissioning Trust as a decommissioning cost, the amounts otherwise recoverable in rates will be reduced with no impact on earnings.
The portion of SCE’s San Onofre investment in base plant, CWIP and materials and supplies, which SCE is entitled to recover from February 1, 2012, will earn a return equal to the weighted average of SCE’s authorized return on debt and 50% of its authorized return on preferred equity, pro-rated to the percentage of the investment that equals SCE’s percentage of debt and preferred equity in its authorized capital structure. SCE will not earn a return on common equity on its amortizable San Onofre investment. Accordingly, SCE will be allowed to earn a rate of return of 2.95% in 2012, 2.62% for the period 2013 –2014 and a rate that will float during the amortization period thereafter with changes in SCE’s authorized return on debt and preferred equity. SCE’s investment in nuclear fuel will earn a return equal to commercial paper rates that SCE pays from time to time. Under the Settlement Agreement, the unamortized portion of SCE’s investment other than nuclear fuel may, at SCE’s option, be excluded from SCE’s capital structure for purposes of determining regulatory capital requirements. Had such exclusion applied as of March 31, 2014, SCE estimates that its common equity requirement would be reduced by more than $300 million.
A 5% incentive is provided for SCE to realize savings for ratepayers by selling materials and supplies and nuclear fuel, as well as reducing its nuclear fuel investment by contract cancellations. This incentive allows SCE to retain 5% of sales proceeds and to recover 5% of the excess of cancelled contract obligations over cancellation costs. The balance of sale proceeds and cancellation benefits is credited to ratepayers.
Third-Party Recoveries
The Settlement Agreement also addresses how potential recoveries from third parties will be allocated between ratepayers and SCE.
As discussed in the 2013 Form 10-K, San Onofre carries accidental property damage and carried accidental outage insurance issued by Nuclear Electric Insurance Limited ("NEIL") and has placed NEIL on notice of claims under both policies. The NEIL policies have a number of exclusions and limitations that NEIL may assert reduce or eliminate coverage, and SCE may choose to challenge NEIL’s application of any such exclusions and limitations. The estimated total claims under the accidental outage insurance through December 31, 2013 are approximately $409 million (SCE’s share of which is approximately $320 million). Accidental outage policy benefits are reduced by 90% for the periods following announcement of the permanent retirement of the Units. The accidental outage insurance at San Onofre has been canceled prospectively as a result of the permanent retirement. SCE has not submitted a proof of loss under the accidental property damage insurance. It is possible that the NEIL Board of Directors will make a coverage determination by the end of the second quarter of 2014, but it may take longer. No amounts have been recognized in SCE's financial statements, pending NEIL's response.
Under the Settlement Agreement, recoveries from NEIL, if any, will first be applied on and after December 31, 2014 to reimburse costs incurred in pursuing such recoveries, including litigation costs. To the extent SCE’s share of recoveries from NEIL exceed such costs, recoveries will be allocated 82.5% to ratepayers and 17.5% to SCE. SCE ratepayers’ portion of amounts recovered from NEIL would be distributed to SCE ratepayers via a credit to SCE’s ERRA account.
SCE is also pursuing claims against Mitsubishi Heavy Industries, Ltd. and related companies (“MHI”), which designed and supplied the RSGs. MHI warranted the RSGs for an initial period of 20 years from acceptance and is contractually obligated to repair or replace defective items with dispatch and to pay specified damages for certain repairs. MHI's liability under the purchase agreement is limited to $138 million and excludes consequential damages, defined to include "the cost of replacement power"; however, limitations in the contract are subject to applicable exceptions both in the contract and under law. SCE has advised MHI that it believes one or more of such exceptions apply and MHI's liability is not limited to $138 million, and MHI has advised SCE that it disagrees. In October 2013, after a prescribed 90-day waiting period from the service of an earlier notice of dispute, SCE sent MHI a formal request for binding arbitration under the auspices of the International Chamber of Commerce in accordance with the purchase contract seeking damages for all losses. In the request for arbitration, SCE alleges contract and tort claims and seeks at least $4 billion in damages on behalf of itself and its ratepayers and in its capacity as Operating Agent for San Onofre. MHI has denied any liability and has asserted counterclaims for $41 million, for which SCE has denied any liability. Each of the other co-owners filed lawsuits against MHI, alleging claims arising from MHI's supplying the faulty steam generators, which have been stayed pending the arbitration. SCE and MHI have agreed that the other co-owners (SDG&E and Riverside) may be added as additional claimants in the arbitration, with full party status.

SCE, on behalf of itself and the other San Onofre co-owners, has submitted seven invoices to MHI totaling $149 million for steam generator repair costs incurred through April 30, 2013. MHI paid the first invoice of $45 million, while reserving its right to challenge it and subsequently rejected a portion of the first invoice and has not paid further invoices, claiming further documentation is required, which SCE disputes. SCE recorded its share of the invoice paid (approximately $35 million) as a reduction of repair and inspection costs in 2012.
Under the Settlement Agreement, recoveries from MHI (including amounts paid by MHI under the first invoice), if any, will first be applied on and after December 31, 2014 to reimburse costs incurred in pursuing such recoveries, including litigation costs. To the extent SCE’s share of recoveries from MHI exceed such costs, they will be allocated between SCE and its ratepayers as follows:

•	85% to SCE and 15% to ratepayers for the first $100 million;

•	66.67% to SCE and 33.33% to ratepayers for the next $800 million; and

•	25% to SCE and 75% to ratepayers for any additional recoveries over $900 million.
The first $282 million of SCE’s ratepayers’ portion of such recoveries from MHI will be distributed to ratepayers via a credit to a sub-account of SCE’s Base Revenue Requirement Balancing Account ("BRRBA"), thus reducing revenue requirements from ratepayers. Amounts in excess of the first $282 million distributable to SCE ratepayers will reduce SCE’s regulatory asset represented by the unamortized balance of investment in San Onofre base plant, thereby reducing the revenue requirement needed to amortize such investment. The amortization period, however, will be unaffected. Additional amounts, if any, will first reduce the unamortized balance of remaining investment to zero and then be applied to the BRRBA.
The Settlement Agreement provides the utilities with the discretion to resolve the NEIL and MHI disputes without CPUC approval or review, but the utilities are obligated to use their best efforts to inform the CPUC of any settlement or other resolution of these disputes to the extent this is possible without compromising any aspect of the resolution. There is no assurance that there will be any recoveries from NEIL or MHI or that if there are recoveries, that they will exceed the costs incurred to pursue them. Were there to be recoveries, SCE cannot speculate when they would be received.
Accounting and Financial Impact
As discussed in the 2013 Form 10-K, due to the decision to early retire San Onofre Units 2 and 3, GAAP required reclassification of the amounts recorded in property, plant and equipment and related tangible operating assets to a regulatory asset to the extent that management concluded it was probable of recovery through future rates. Regulatory assets may also be recorded to the extent management concludes it is probable that direct and indirect costs incurred to retire Units 2 and 3 as of each reporting date are recoverable through future rates. In accordance with these requirements and as a result of its decision to retire San Onofre Units 2 and 3, SCE reclassified $1,521 million of its total investment in San Onofre at May 31, 2013 to a regulatory asset (“San Onofre Regulatory Asset”) and recorded an impairment charge of $575 million ($365 million after tax) in the second quarter of 2013. As of December 31, 2013, SCE had recorded a net regulatory asset of approximately $1.3 billion, comprised of $1.56 billion of property, plant and equipment, less $266 million for estimated refunds of authorized revenue recorded in excess of SCE’s costs of service.
As a result of the execution of the Settlement Agreement by the Settling Parties, SCE has concluded that the outcome of the OII that is more likely than any other outcome is approval and implementation of the Settlement Agreement, although approval by the CPUC remains uncertain. As a result, in the first quarter of 2014, SCE recorded an additional pre-tax charge of approximately $231 million (approximately $96 million after-tax). See “Results of Operations—Utility Earnings Activities” below for more information. Including the amounts recorded during the first quarter of 2014 and the amounts previously recorded in 2013, the total impact of the San Onofre Settlement is estimated at $806 million (approximately $461 million after-tax). The total pre-tax charge is due to:

•	the disallowance of the SGRP investment ($542 million as of May 31, 2013);

•	refund of revenue related to the SGRP previously recognized of $159 million; and

•
implementation of the other terms of the Settlement Agreement, including a refund of flow through tax benefits of $71 million and a refund of the authorized return in excess of the return allowed for non-SGRP investments. The refund of flow through tax benefits increased the pre-tax loss from SCE's initial estimate of $155 million. The refund was offset by recognition of tax benefits in an equal amount. The after-tax impact of the settlement was $96 million.

At March 31, 2014, the San Onofre Regulatory Asset was $1.37 billion and the San Onofre regulatory liability for refunds of revenue was approximately $371 million. Assuming the Settlement Agreement is approved, SCE does not expect implementation of rate recoveries and rate refunds contemplated by the Settlement Agreement will have a material impact on future net income. Such amounts do not reflect any recoveries from third parties by SCE.
Rate Impacts
To the extent that SCE collects in rates amounts that are in excess of the amounts recoverable under the Settlement Agreement, such amounts will be credited to SCE’s ERRA account, thereby reducing the undercollected balance that would otherwise be subject to rate recovery. SCE estimates that if the settlement had been implemented on March 31, 2014, the refund of revenue related to the SGRP, the refund of the difference between authorized and recorded operation and maintenance expenses for 2013 and the first quarter of 2014, the refund from the reduction of returns on the balance of its San Onofre investment and the other elements of the settlement would have resulted in a refund to ratepayers of approximately $256 million. SCE’s ERRA undercollection at March 31, 2014 was approximately $1.48 billion. See “—ERRA Balancing Account” below for more information.
As a result of the disallowances, refunds and reduced returns contemplated by the Settlement Agreement, SCE ratepayers will also have a reduction from the current level of authorized revenue set forth in SCE's 2012 General Rate Case. Calculation of the reduction of revenue requirement over any meaningful period of time is subject to a number of estimates and assumptions which may prove to be inaccurate. Subject to such uncertainty, SCE estimates that the present value of the revenue requirement that will be collected in rates under the Settlement Agreement will be more than $1 billion below the present value (using a 10% discount rate) of the revenue requirement that SCE had been seeking in the OII before the settlement.
Settlement Agreement Procedure
On April 3, 2014, the Settling Parties filed a motion in the OII requesting the CPUC to approve the Settlement Agreement without change, find the Settlement Agreement reasonable and expedite consideration of the Settlement Agreement in order to provide the benefits of it as soon as possible. The Settling Parties also urged the CPUC to stay further proceedings in the OII pending a determination on the Settlement Agreement and to withdraw the November 19, 2013 Proposed Decision on Phase 1 and Phase 1A issues in the OII. During the pendency of proceedings regarding the Settlement Agreement, the Settling Parties are further bound to support and mutually defend the Settlement Agreement in its entirety, oppose any modifications proposed by any non-settling party to the OII unless all Settling Parties agree, and cooperate reasonably on all submissions. The Settling Parties further agree to review any CPUC orders regarding the Settlement Agreement to determine if the CPUC has changed or modified it, deleted a term or imposed a new term. If any Settling Party is unwilling to accept any such change, modification, deletion or addition of a new term, then the Settling Parties will negotiate in good faith to seek a resolution acceptable to all Settling Parties. If they are unable to resolve the matter to the satisfaction of all Settling Parties or to obtain prompt CPUC approval of an agreed upon resolution, then any Settling Party can terminate the Settlement Agreement upon prompt notice.
Under CPUC rules, parties in the OII will have an opportunity to comment on the Settlement Agreement, and if there are objections raising factual issues, then the CPUC’s review may include evidentiary proceedings. CPUC rules do not provide for any fixed time period for the CPUC to act on the Settlement Agreement. The CPUC has stated that it will hold an evidentiary hearing in mid-May 2014 and has directed the Settling Parties to hold a community meeting in June 2014 to present the settlement to the public. Pursuant to the CPUC’s rules, no settlement becomes binding on the parties to it unless the CPUC approves the settlement based on a finding that it is reasonable in light of the whole record, consistent with law, and in the public interest. The CPUC has discretion to approve or disapprove a settlement, or to condition its approval on changes to the settlement, which the parties may accept or reject.
Accordingly, there can be no assurance regarding the timing of any CPUC decision or that the CPUC will approve the Settlement Agreement or refrain from making changes to it that are not acceptable to all the Settling Parties. Thus, there can be no assurance that the OII proceeding will provide for recoveries as currently estimated by SCE in accordance with the Settlement Agreement, including the recovery of costs recorded as a regulatory asset, or that the CPUC does not order refunds to customers above those contemplated by the Settlement Agreement. Therefore, the amount recorded for the San Onofre Regulatory Asset is subject to further change based upon future developments and the application of SCE’s judgment to those events.
Continuing NRC Proceedings
As part of the NRC's review of the San Onofre outage and proceedings related to the possible restart of Unit 2, the NRC appointed an Augmented Inspection Team to review SCE's performance. In December 2013, the NRC finalized an Inspection Report in connection with The Augmented Inspection Team’s review and SCE’s response to an earlier NRC Confirmatory

Action Letter. The NRC’s report contained a preliminary “white” finding (low to moderate safety significance) and an apparent violation regarding the steam generators in Unit 3 and a preliminary “green” finding (very low safety significance) for Unit 2’s steam generators for failing to ensure that MHI’s modeling and analysis were adequate. The NRC also issued an Inspection Report to MHI containing a Notice of Nonconformance for its flawed computer modeling in the design of San Onofre’s steam generators. In addition, the NRC's Office of Investigations has been conducting an investigation into the accuracy and completeness of information SCE provided to the Augmented Inspection Team. SCE has also been made aware of an investigation related to San Onofre by the NRC's Office of Inspector General, which generally reviews internal NRC affairs. Certain anti-nuclear groups and individual members of Congress have alleged that SCE knew of deficiencies in the steam generators when they were installed or otherwise did not correctly follow NRC requirements in connection with the design and installation of the replacement steam generators, something which SCE has vigorously denied, and have called for investigations, including by the Department of Justice. SCE cannot predict when or whether ongoing inquiries or investigations by the NRC will be completed or whether inquiries by other government agencies will be initiated. Should the NRC find a deficiency in SCE's provision of information, SCE could be subject to additional NRC actions, including the imposition of penalties, and the findings could be taken into consideration in the CPUC regulatory proceedings described above.
Decommissioning
As discussed in the 2013 Form 10-K, the decommissioning of a nuclear plant requires the management of three related activities: radiological decommissioning, non-radiological decommissioning and the management of spent nuclear fuel. The decommissioning process may take many years as is expected at San Onofre.
SCE has nuclear decommissioning trust funds for San Onofre Units 2 and 3 of $3.3 billion as of March 31, 2014, which is comprised of annual contributions made through rates and earnings on the trust funds’ balances. Other than the use of funds for the planning of radiological decommissioning (up to a maximum of 3% of a generic formula amount under NRC regulations, or $31 million), the CPUC must issue an order granting prior approval for withdrawal of decommissioning trust funds to be used for radiological decommissioning, non-radiological decommissioning and spent fuel management. The CPUC's authority to authorize the use of trust funds for decommissioning activities is provided by the Nuclear Facility Decommissioning Act of 1985. SCE has filed a request with the CPUC to authorize early release of trust funds for costs up to a specified cost cap of $214 million to cover SCE's share of 2013 decommissioning costs. The request also seeks CPUC approval for a process by which SCE will be able to seek the release of trust funds to cover decommissioning costs incurred in 2014 and future periods until the CPUC approves a permanent San Onofre decommissioning plan and cost recovery mechanism.
ERRA Balancing Account
Rates related to fuel and purchased power are set annually based on a forecast of the costs SCE expects to incur in the following year. Actual fuel and power costs that are either greater or less than the forecast are tracked in the ERRA balancing account and collected from or refunded to customers in subsequent periods depending upon whether the balancing account is under collected or over collected. Until November 2013, SCE continued to recover in rates amounts that had been authorized in the 2012 ERRA proceeding and which were significantly below the costs actually incurred, resulting in a significant undercollection in the balancing account. In October 2013, the CPUC issued a decision on SCE's 2013 ERRA forecast that approved a portion of SCE's 2013 ERRA forecast and allowed SCE to increase rates by approximately $160 million. Under this decision, SCE was required to defer collection of its San Onofre-related replacement power costs that exceeded those estimated in the 2013 ERRA forecast filing pending the review of such costs in the San Onofre OII proceeding.
In March 2014, the CPUC issued a proposed decision in the 2014 ERRA forecast proceeding that adopted SCE's requested increase of $1.12 billion and deferred collection of $467 million of San Onofre-related replacement power costs incurred through 2013 until resolution of such costs in the San Onofre OII proceeding consistent with the CPUC decision in the 2013 ERRA forecast proceeding. SCE anticipates a final decision in the 2014 ERRA forecast proceeding in the second quarter of 2014 and expects to implement the decision before the end of the second quarter of 2014.
As of March 31, 2014, SCE's fuel and power procurement-related costs were under-collected by $1.48 billion compared to $1 billion at December 31, 2013. Fuel and power procurement costs during 2014 are currently forecasted to exceed the amounts requested in the 2014 ERRA proceeding primarily due to higher natural gas and power prices. Actual natural gas and power costs may vary from the forecast.

The ERRA undercollection balance is expected to begin decreasing assuming:

•	approval of a rate increase from the 2014 ERRA forecast proceeding consistent with the proposed decision discussed above;

•
approval of the application of refunds provided for in the San Onofre Settlement Agreement, including refunds related to the SGRP and authorized revenue in excess of SCE cost of service during 2013 and 2014 as discussed above under the heading “—San Onofre Issues;” and

•	approval of SCE’s request to classify the majority of costs incurred at San Onofre since June 7, 2013 as decommissioning costs and reimbursement from SCE’s nuclear decommissioning trust.
These decreases may be partially offset by higher than forecasted natural gas and power prices. SCE may finance unrecovered power procurement-related costs with commercial paper or other borrowing, subject to availability in the capital markets. Delays in approval of rate increases to recover undercollection of fuel and purchase power costs would adversely impact SCE’s liquidity.
2015 General Rate Case
As discussed in the year-ended 2013 MD&A, in November 2013, SCE filed its 2015 GRC application requesting a 2015 base rate revenue requirement of $6.462 billion, which was subsequently reduced in April 2014 to $5.860 billion to remove costs related to Four Corners and San Onofre, as directed by the ALJs assigned to the case. SCE's revised request would be a $227 million increase over currently authorized base rate revenue. The application also proposed post-test year increases in 2016 and 2017 of $321 million and $330 million, respectively. The ALJs have set a schedule for hearings that does not set a date for the issuance of a final 2015 GRC decision. SCE cannot predict the revenue requirement the CPUC will ultimately authorize or when a final decision will be adopted.
Capital Program
During the first three months of 2014, SCE's capital program continued to emphasize projects for maintaining reliability and expanding the capability of SCE's transmission and distribution system; upgrading and constructing new transmission lines and substations for system reliability and increased access to renewable energy; and maintaining performance of SCE's natural gas, and hydro-electric generating plants. Total capital expenditures (including accruals) were $684 million and $814 million for the first quarter of 2014 and 2013, respectively.
SCE continues to project that 2014 capital expenditures will be in the range of $3.6 billion to $4.1 billion. SCE forecasts capital expenditures in the range of $15.1 billion to $17.2 billion for 2014 – 2017. Actual capital spending will be affected by: changes in regulatory, environmental and engineering design requirements; permitting and project delays; cost and availability of labor, equipment and materials; and other factors.
EME Chapter 11 Bankruptcy
As discussed in the 2013 Form 10-K, in December 2012, EME and certain of its wholly-owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court.
In February 2014, Edison International, EME and the Consenting Noteholders entered into a Settlement Agreement pursuant to which EME amended its Plan of Reorganization to incorporate the terms of the Settlement Agreement, including extinguishing all existing claims between EME and Edison International. The Amended Plan of Reorganization, including the Settlement Agreement, was approved by the Bankruptcy Court in March 2014 and was completed on April 1, 2014 with the sale of substantially all of EME’s assets to NRG Energy, Inc. and the transactions called for in the Settlement Agreement.
Under the Amended Plan of Reorganization, EME emerged from bankruptcy free of liabilities but remained an indirect wholly-owned subsidiary of Edison International, which will continue to be consolidated with Edison International for income tax purposes. On April 1, 2014, all of the assets and liabilities of EME that were not otherwise discharged in the bankruptcy or transferred to NRG Energy were transferred to a newly formed trust or entity under the control of EME’s existing creditors (the “Reorganization Trust”), except for (a) EME’s income tax attributes, which are retained by the Edison International consolidated income tax group; (b) certain tax and pension related liabilities in the approximate amount of $350 million, which have been assumed by Edison International and for substantially all of which Edison International had joint and several responsibility; and (c) EME’s indirect interest in Capistrano Wind Partners and a small hydroelectric project.

On April 1, 2014, Edison International paid the Reorganization Trust $225 million in cash. The balance will be paid in two installment payments to be made on September 30, 2015 and 2016, respectively. The amount of the two installment payments with interest of 5% per annum from April 1, 2014 will be fixed once the estimate of the EME tax attributes is completed but are currently estimated to be approximately $199 million and $210 million, respectively, including applicable interest. Assuming continuation of existing law and tax rates, Edison International also anticipates realization of the tax benefits over a period similar to the period for which it pays for them. Extension of bonus depreciation could defer realization of the benefits, and reduction of federal income tax rates could permanently reduce them. Pending the realization of the tax benefits, Edison International will finance the settlement from existing credit lines. See "Notes to Consolidated Financial Statements—Note 16. Discontinued Operations" for additional information related to these bankruptcy proceedings.
RESULTS OF OPERATIONS
Southern California Edison Company
SCE's results of operations are derived mainly through two sources:

•
Utility earning activities – representing revenue authorized by the CPUC and FERC which is intended to provide SCE a reasonable opportunity to recover its costs and earn a return on its net investment in generation, transmission and distribution assets. The annual revenue requirements are comprised of authorized operation and maintenance costs, depreciation, taxes and a return consistent with the capital structure. Also, included in utility earnings activities are revenue or penalties related to incentive mechanisms, other operating revenue, and regulatory charges or disallowances, if any.

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

	Three months ended March 31, 2014			Three months ended March 31, 2013
(in millions)	Utility Earning Activities	Utility Cost- Recovery Activities	Total Consolidated	Utility Earning Activities	Utility Cost- Recovery Activities	Total Consolidated
Operating revenue	$1,550	$1,374	2,924	$1,550	$1,079	$2,629
Fuel and purchased power	—	1,143	1,143	—	853	853
Operation and maintenance	482	231	713	559	226	785
Depreciation, decommissioning and amortization	410	—	410	414	—	414
Property and other taxes	85	—	85	79	—	79
Impairment and other charges	231	—	231	—	—	—
Total operating expenses	1,208	1,374	2,582	1,052	1,079	2,131
Operating income	342	—	342	498	—	498
Interest income and other	16	—	16	22	—	22
Interest expense	(136)	—	(136)	(125)	—	(125)
Income before income taxes	222	—	222	395	—	395
Income tax expense (benefit)	(12)	—	(12)	112	—	112
Net income	234	—	234	283	—	283
Preferred and preference stock dividend requirements	26	—	26	27	—	27
Net income available for common stock	$208	$—	$208	$256	$—	$256
Core earnings[1]			$304			$256
Non-core earnings			(96)			—
Total SCE GAAP earnings			$208			$256

[1]	See use of non-GAAP financial measures in "Management Overview—Highlights of Operating Results."

Utility Earning Activities

•	Operating revenue was primarily affected by the following:

•
An increase in CPUC-related revenue of $55 million primarily related to the increase in authorized revenue to support rate base growth partially offset by lower revenue in 2014 due to the sale of SCE's ownership interest in the Four Corners Generating Station in December 2013.

•	An increase in FERC-related revenue of $30 million primarily related to rate base growth and higher operating costs.

•	A decrease in San Onofre-related estimated revenue of $82 million, as discussed below.

•
Lower operation and maintenance expense of $77 million primarily due to a decrease in San Onofre-related expense of $43 million, as discussed below, and lower expense in 2014 due to the sale of Four Corners in December 2013. In addition, in the first quarter of 2013, SCE recorded $16 million of severance costs due to the reductions in workforce (excluding San Onofre) that commenced in 2012.

•
Higher depreciation, decommissioning and amortization expense of $4 million primarily due to a decrease in San Onofre-related expense of $35 million, as discussed below, and a $31 million increase in depreciation related to transmission and distribution investments, including capitalized software costs.

•
Lower interest income and other of $6 million primarily due to lower AFUDC equity related to lower rates and construction work in progress balances in 2014, including SCE no longer accruing AFUDC on construction work in progress balances for San Onofre, pending the outcome of the San Onofre OII.

•
Higher interest expense of $11 million primarily due to higher balances on long-term debt to support rate base growth and lower AFUDC debt due to lower rates and construction work in progress balances in 2014.

•
Lower income taxes of $124 million primarily due to lower pre-tax income and income tax benefits from the San Onofre Settlement Agreement, as discussed below. See "—Income Taxes" below for more information.

On June 6, 2013, SCE decided to permanently retire San Onofre Units 2 and 3. On March 27, 2014, SCE entered into a Settlement Agreement to resolve CPUC regulatory issues associated with San Onofre and the failure of its replacement steam generators. See "Management Overview—San Onofre Issues" above for more information. The following table summarizes the results of operations attributable to the San Onofre plant for the first quarter of 2014 and 2013:

	Three months ended March 31,
(in millions)	2014	2013
Revenue	$31	$113
Operating expenses
Operation and maintenance	26	69
Depreciation and amortization	—	35
Property and other taxes	5	6
Impairment and other charges	231	—
AFUDC	—	(3)
Total operating expenses	262	107
Income (loss) before taxes	$(231)	$6
Utility Cost-Recovery Activities
Utility cost-recovery activities were primarily affected by the following:

•
Higher fuel and purchased power expense of $290 million was primarily driven by higher power and gas prices experienced in 2014 relative to 2013, and higher realized losses on economic hedging activities, partially offset by lower fuel expense in 2014 due to the sale of Four Corners in December 2013.

Supplemental Operating Revenue Information
SCE's retail billed and unbilled revenue (excluding wholesale sales and balancing account overcollections/undercollections) was $2.3 billion for the three months ended March 31, 2014 and 2013, respectively. Retail billed and unbilled revenue reflects a slight sales volume decrease, primarily due to lower load requirements due to warmer weather experienced in the first quarter of 2014 compared to the same period last year.
As a result of the CPUC-authorized decoupling mechanism, SCE earnings are not affected by changes in retail electricity sales (see "Item 1. Business—Overview of Ratemaking Process" in the 2013 Form 10-K).
Income Taxes
SCE’s income tax provision decreased by $124 million during the first quarter of 2014 compared to same period in 2013. The effective tax rates were (5.4)% and 28.4% for three months ended March 31, 2014 and 2013, respectively. The effective tax rate decrease in 2014 was primarily due to lower pre-tax income and income tax benefits from the San Onofre Settlement Agreement. See "Management Overview—San Onofre Issues" above and "Item 1. Notes to Consolidated Financial Statements—Note 7. Income Taxes" for more information.
The CPUC requires flow-through ratemaking treatment for the current tax benefit arising from certain property-related and other temporary differences, which reverse over time. The accounting treatment for these temporary differences results in recording regulatory assets and liabilities for amounts that would otherwise be recorded to deferred income tax expense.
See "Item 1. Notes to Consolidated Financial Statements—Note 7. Income Taxes" for a reconciliation of the federal statutory rate of 35% to the effective income tax rates.
Edison International Parent and Other
Results of operations for Edison International Parent and Other include amounts from other Edison International subsidiaries that are not significant as a reportable segment, as well as intercompany eliminations.
Income (Loss) from Discontinued Operations (Net of Tax)
Loss from discontinued operations, net of tax, was $22 million for the first quarter of 2014 compared to income of $12 million for the respective period in 2013. The 2014 loss and 2013 income from discontinued operations resulted from revised estimates of the tax impact of expected future deconsolidation and separation of EME from Edison International (see "Notes to Consolidated Financial Statements—Note 16. Discontinued Operations" for further information).
LIQUIDITY AND CAPITAL RESOURCES
Southern California Edison Company
SCE's ability to operate its business, fund capital expenditures, and implement its business strategy is dependent upon its cash flow and access to the capital markets. SCE's overall cash flows fluctuate based on, among other things, its ability to recover its costs in a timely manner from its customers through regulated rates, changes in commodity prices and volumes, collateral requirements, interest obligations and dividend payments to Edison International, and the outcome of tax and regulatory matters.
SCE expects to fund its 2014 obligations, capital expenditures and dividends through operating cash flows, and capital market financings of debt and preferred equity, as needed. SCE also has availability under its credit facilities to fund requirements.
Available Liquidity
At March 31, 2014, SCE had a $2.75 billion multi-year revolving credit facility, for further details see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."
SCE's cash flows are affected by regulatory balancing accounts overcollections or undercollections. As of March 31, 2014 and December 31, 2013, SCE had net regulatory balancing account overcollections of $62 million and $554 million, respectively. The change was primarily due to higher undercollections related to fuel and procurement-related costs. See "Management Overview—ERRA Balancing Account" for further information. SCE may finance unrecovered power procurement-related costs as well as other balancing account undercollections and working capital requirements to support operations and capital expenditures with commercial paper or other borrowings, subject to availability in the capital markets.

Debt Covenant
The debt covenant in SCE's credit facility limits its debt to total capitalization ratio to less than or equal to 0.65 to 1. At March 31, 2014, SCE's debt to total capitalization ratio was 0.46 to 1.
Dividend Restrictions
The CPUC regulates SCE's capital structure which limits the dividends it may pay Edison International. SCE may make distributions to Edison International as long as the common equity component of SCE's capital structure remains at or above 48% on a 13-month weighted average basis. At March 31, 2014, SCE's 13-month weighted-average common equity component of total capitalization was 48.9% and the maximum additional dividend that SCE could pay to Edison International under this limitation was approximately $192 million, resulting in a restriction on net assets of approximately $12.29 billion.
In February 2014, SCE declared a dividend to Edison International of $126 million which will be paid in the second quarter of 2014. Future dividend amounts and timing of distributions are dependent upon several factors including the level of capital expenditures, operating cash flows and earnings.
Margin and Collateral Deposits
Certain derivative instruments, power procurement contracts and other contractual arrangements contain collateral requirements. Future collateral requirements may differ from the requirements at March 31, 2014, due to the addition of incremental power and energy procurement contracts with collateral requirements, if any, and the impact of changes in wholesale power and natural gas prices on SCE's contractual obligations.
Some of the power procurement contracts contain provisions that require SCE to maintain an investment grade credit rating from the major credit rating agencies. If SCE's credit rating were to fall below investment grade, SCE may be required to pay the liability or post additional collateral.
The table below provides the amount of collateral posted by SCE to its counterparties as well as the potential collateral that would be required as of March 31, 2014.

(in millions)
Collateral posted as of March 31, 2014[1]	$156
Incremental collateral requirements for power procurement contracts resulting from a potential downgrade of SCE's credit rating to below investment grade	66
Posted and potential collateral requirements[2]	$222

[1]
Collateral provided to counterparties and other brokers consisted of $6 million of cash which was offset against net derivative liabilities on the consolidated balance sheets, $7 million of cash reflected in "Other current assets" on the consolidated balance sheets and $143 million in letters of credit and surety bonds.

[2]
SCE does not project a material increase in the total posted and potential collateral requirements based on SCE's forward positions as of March 31, 2014 due to adverse market price movements over the remaining lives of the existing power procurement contracts using a 95% confidence level.

Edison International Parent and Other
Edison International Parent and Other's liquidity and its ability to pay operating expenses and dividends to common shareholders is dependent on dividends from SCE and access to bank and capital markets.
At March 31, 2014, Edison International Parent had a $1.25 billion multi-year revolving credit facility, for further details, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements." Edison International may finance working capital requirements to support operations and capital expenditures with commercial paper or other borrowings, subject to availability in capital markets.
The debt covenant in Edison International Parent's credit facility requires a consolidated debt to total capitalization ratio of less than or equal to 0.65 to 1. At March 31, 2014, Edison International Parent's consolidated debt to total capitalization ratio was 0.48 to 1.

Historical Cash Flows
Southern California Edison Company

	Three months ended March 31,
(in millions)	2014	2013
Net cash provided by operating activities	$521	$561
Net cash provided by financing activities	445	430
Net cash used by investing activities	(974)	(1,009)
Net decrease in cash and cash equivalents	$(8)	$(18)
Net Cash Provided by Operating Activities
Net cash provided by operating activities decreased $40 million during the first quarter of 2014 compared to the same period in 2013 primarily due to the following:

•	$330 million decrease in balancing accounts primarily composed of:

•
$240 million decrease resulting from higher ERRA balancing account undercollections for fuel and power procurement-related costs in 2014 compared to 2013. The change in the ERRA balancing account decreased operating cash flows by $472 million in 2014 compared to a decrease in operating cash flows of $232 million in 2013.

•	$90 million decrease primarily due to increased spending and lower funding of public purpose and energy efficiency programs.

•	higher cash inflow of $90 million due to cash collected in excess of cost of service for San Onofre.

•	higher cash inflow of $55 million due to the increase in pre-tax income, before depreciation and impairment and other charges, primarily driven by the increase in authorized revenue.

•
timing of cash receipts and disbursements related to working capital items, including a decrease in customer accounts receivable of approximately $115 million due to lower kWh sales. In addition, SCE had workforce reduction severance costs paid of $10 million and $61 million during the first quarters of 2014 and 2013, respectively.

Net Cash Provided by Financing Activities
The following table summarizes cash provided (used) by financing activities for the three months ended March 31, 2014 and 2013. Issuances of debt and preference stock are discussed in "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements—Long-Term Debt" and "—Note 13. Preferred and Preference Stock."

	Three months ended March 31,
(in millions)	2014	2013
Issuances of first and refunding mortgage bonds, net	$—	$394
Short-term debt financing, net	229	229
Issuances of preference stock, net	270	387
Payments of common stock dividends to Edison International	—	(120)
Redemptions of preference stock	—	(400)
Payments of preferred and preference stock dividends	(30)	(30)
Other	(24)	(30)
Net cash provided by financing activities	$445	$430
At March 31, 2014, SCE had declared dividends of $126 million to Edison International which will be paid in the second quarter of 2014.

Net Cash Used by Investing Activities
Cash flows from investing activities are primarily due to capital expenditures and funding of nuclear decommissioning trusts. Capital expenditures were $939 million and $979 million for the three months ended March 31, 2014 and 2013, respectively, primarily related to transmission, distribution and generation investments. Net purchases of nuclear decommissioning trust investments and other was $34 million and $31 million for the three months ended March 31, 2014 and 2013, respectively.
Edison International Parent and Other
The table below sets forth condensed historical cash flow from operations for Edison International Parent and Other.

	Three months ended March 31,
(in millions)	2014	2013
Net cash used by operating activities	$(23)	$(55)
Net cash provided by financing activities	35	23
Net cash used by investing activities	(1)	(5)
Net increase (decrease) in cash and cash equivalents	$11	$(37)
Net Cash Used by Continuing Activities
Net cash used by operating activities increased $32 million for the first quarter of 2014 compared to 2013 due to the timing of payments and receipts relating to interest, operating costs and income taxes.
Net Cash Provided by Financing Activities
Net cash provided by financing activities for the first quarter of 2014 were as follows:

•	Paid $116 million of dividends to Edison International common shareholders; and

•	Borrowed $172 million of short-term debt (net) to fund interim working capital requirements.
Net cash provided by financing activities for the first quarter of 2013 were as follows:

•	Paid $110 million of dividends to Edison International common shareholders;

•	Received $120 million of dividend payments from SCE; and

•	Borrowed $16 million under Edison International Parent's line of credit to fund interim working capital requirements.
Contingencies
Edison International has a contingency related to the EME Chapter 11 Bankruptcy and SCE has contingencies related to San Onofre, San Gabriel Valley Windstorm Investigation, Four Corners Environmental Matters, Nuclear Insurance, Wildfire Insurance and Spent Nuclear Fuel which are discussed in "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies."
Environmental Remediation
As of March 31, 2014, SCE had identified 19 material sites for remediation and recorded an estimated minimum liability of $112 million. SCE expects to recover 90% of its remediation costs at certain sites. See "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies" for further discussion.
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

Commodity Price Risk
The fair value of outstanding derivative instruments used to mitigate exposure to commodity price risk was a net liability of $776 million and $821 million at March 31, 2014 and December 31, 2013 respectively. For further discussion of fair value measurements and the fair value hierarchy, see "Notes to Consolidated Financial Statements—Note 4. Fair Value Measurements."
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
As of March 31, 2014, the amount of balance sheet exposure as described above broken down by the credit ratings of SCE's counterparties, was as follows:

	March 31, 2014
(in millions)	Exposure[2]	Collateral	Net Exposure
S&P Credit Rating[1]
A or higher	$352	$—	$352
Not rated[3]	—	—	—
Total	$352	$—	$352

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
CRITICAL ACCOUNTING ESTIMATES AND POLICIES
For a complete discussion on Edison International's and SCE's critical accounting policies, see "Critical Accounting Estimates and Policies" in the year-ended 2013 MD&A.
NEW ACCOUNTING GUIDANCE
New accounting guidance is discussed in "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—New Accounting Guidance."
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information responding to Item 3 is included in the MD&A under the heading "Market Risk Exposures" and is incorporated herein by reference.

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The management of Edison International and SCE, under the supervision and with the participation of Edison International's Chief Executive Officer and Chief Financial Officer and SCE's President and Chief Financial Officer, have evaluated the effectiveness of Edison International's and SCE's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended), respectively, as of the end of the first quarter of 2014. Based on that evaluation, Edison International's Chief Executive Officer and Chief Financial Officer and SCE's President and Chief Financial Officer have each concluded that, as of the end of the period, Edison International's and SCE's disclosure controls and procedures, respectively, were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in Edison International’s or SCE's internal control over financial reporting, respectively, during the first quarter of 2014 that have materially affected, or are reasonably likely to materially affect, Edison International’s or SCE's internal control over financial reporting.
Jointly Owned Utility Plant
Edison International's and SCE's respective scope of evaluation of internal control over financial reporting includes their Jointly Owned Utility Projects as discussed in Note 2. Property, Plant and Equipment in the 2013 Form 10-K.
PART II.    OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
EME Chapter 11 Bankruptcy
In February 2014, Edison International, EME and the Consenting Noteholders entered into a Settlement Agreement pursuant to which EME amended its Plan of Reorganization to incorporate the terms of the Settlement Agreement, including extinguishing all existing claims between EME and Edison International. The Amended Plan of Reorganization, including the Settlement Agreement, was approved by the Bankruptcy Court in March 2014 and was completed on April 1, 2014 with the sale of substantially all of EME’s assets to NRG Energy, Inc. and the transactions called for in the Settlement Agreement.
For more information, see "Management Overview—EME Chapter 11 Bankruptcy" in the MD&A and "Notes to Consolidated Financial Statements—Note 16. Discontinued Operations."
ITEM 2.    UNREGISTRED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by Edison International and Affiliated Purchasers
The following table contains information about all purchases of Edison International Common Stock made by or on behalf of Edison International in the first quarter of 2014.

Period	(a) Total Number of Shares (or Units) Purchased[1]	(b) Average Price Paid per Share (or Unit)[1]	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2014 to January 31, 2014	604,589	$46.01	—	—
February 1, 2014 to February 28, 2014	923,047	50.80	—	—
March 1, 2014 to March 31, 2014	1,439,663	54.29	—	—
Total	2,967,299	51.52	—	—

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

10.1
Settlement Agreement between Southern California Edison Company, San Diego Gas & Electric Company, the Office of Ratepayer Advocates, and The Utility Reform Network, dated March 27, 2014 (File No. 1-9936, filed as Exhibit 10.1 to Edison International's and Southern California Edison Company's Form 8-K dated March 27, 2014 and filed March 27, 2014)*

10.2**	Edison International 2014 Executive Annual Incentive Program

10.3**	Edison International 2014 Long-Term Incentives Terms and Conditions

10.4**	Edison International Executive Incentive Compensation Plan, as amended and restated effective February 26, 2014

31.1	Certifications of the Chief Executive Officer and Chief Financial Officer of Edison International pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certifications of the Chief Executive Officer and Chief Financial Officer of Southern California Edison Company pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer of Edison International required by Section 906 of the Sarbanes-Oxley Act

32.2	Certifications of the Chief Executive Officer and the Chief Financial Officer of Southern California Edison Company required by Section 906 of the Sarbanes-Oxley Act

101.1
Financial statements from the quarterly report on Form 10-Q of Edison International for the quarter ended March 31, 2014, filed on April 29, 2014, formatted in XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements

101.2
Financial statements from the quarterly report on Form 10-Q of Southern California Edison Company for the quarter ended March 31, 2014, filed on April 29, 2014, formatted in XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements

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

	EDISON INTERNATIONAL		SOUTHERN CALIFORNIA EDISON COMPANY

By:	/s/ Mark C. Clarke	By:	/s/ Mark C. Clarke

	Mark C. Clarke Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)		Mark C. Clarke Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)

Date:	April 29, 2014	Date:	April 29, 2014