Form 10-Q
period 2014-09-30
EDISON INTERNATIONAL; SOUTHERN CALIFORNIA EDISON CO
filed 2014-10-28
CIK 827052, 92103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Edison International        Yes ☑ No ☐    Southern California Edison Company    Yes ☐ No ☑

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

Common Stock outstanding as of October 24, 2014:
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
San Onofre OII Settlement Agreement
Settlement Agreement dated March 27, 2014 between SCE, The Utility Reform Network ("TURN"), the CPUC's Office of Ratepayer Advocates ("ORA") and SDG&E, which was later joined by the Coalition of California Utility Employees ("CUE") and Friends of the Earth ("FOE"), which was superseded by the San Onofre OII Amended Settlement Agreement

San Onofre OII Amended Settlement Agreement	Settlement Agreement dated September 23, 2014 between SCE, TURN, ORA, SDG&E, CUE, and FOE, which remains subject to CPUC approval
SCE	Southern California Edison Company
SDG&E	San Diego Gas & Electric
SEC	U.S. Securities and Exchange Commission
SED	Safety and Enforcement Division of the CPUC, formerly known as the Consumer Protection and Safety Division or CPSD
US EPA	U.S. Environmental Protection Agency
VIE(s)	variable interest entity(ies)

(This page has been left blank intentionally)

PART I.    FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

Consolidated Statements of Income	Edison International

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per-share amounts, unaudited)	2014	2013	2014	2013
Operating revenue	$4,356	$3,960	$10,298	$9,638
Fuel	77	95	219	249
Purchased power	2,105	1,713	4,344	3,569
Operation and maintenance	879	971	2,480	2,809
Depreciation, decommissioning and amortization	424	392	1,248	1,224
Impairment and other charges	(3)	—	228	575
Total operating expenses	3,482	3,171	8,519	8,426
Operating income	874	789	1,779	1,212
Interest and other income	40	28	109	91
Interest expense	(141)	(137)	(422)	(402)
Other expenses	(29)	(15)	(52)	(38)
Income from continuing operations before income taxes	744	665	1,414	863
Income tax expense	220	177	284	173
Income from continuing operations	524	488	1,130	690
Income (loss) from discontinued operations, net of tax	(16)	(25)	146	(1)
Net income	508	463	1,276	689
Preferred and preference stock dividend requirements of utility	28	25	84	75
Net income attributable to Edison International common shareholders	$480	$438	$1,192	$614
Amounts attributable to Edison International common shareholders:
Income from continuing operations, net of tax	$496	$463	$1,046	$615
Income (loss) from discontinued operations, net of tax	(16)	(25)	146	(1)
Net income attributable to Edison International common shareholders	$480	$438	$1,192	$614
Basic earnings (loss) per common share attributable to Edison International common shareholders:
Weighted-average shares of common stock outstanding	326	326	326	326
Continuing operations	$1.52	$1.42	$3.21	$1.88
Discontinued operations	(0.05)	(0.08)	0.45	—
Total	$1.47	$1.34	$3.66	$1.88
Diluted earnings (loss) per common share attributable to Edison International common shareholders:
Weighted-average shares of common stock outstanding, including effect of dilutive securities	329	328	329	329
Continuing operations	$1.51	$1.41	$3.18	$1.87
Discontinued operations	(0.05)	(0.07)	0.44	—
Total	$1.46	$1.34	$3.62	$1.87
Dividends declared per common share	$0.355	$0.3375	$1.065	$1.0125

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income			Edison International

	Three months ended September 30,		Nine months ended September 30,
(in millions, unaudited)	2014	2013	2014	2013
Net income	$508	$463	$1,276	$689
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits other than pensions:
Net gain (loss) arising during the period plus amortization included in net income	(9)	3	(11)	8
Other	(1)	—	1	—
Other comprehensive income (loss), net of tax	(10)	3	(10)	8
Comprehensive income	498	466	1,266	697
Less: Comprehensive income attributable to noncontrolling interests	28	25	84	75
Comprehensive income attributable to Edison International	$470	$441	$1,182	$622

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

(in millions, unaudited)	September 30, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$142	$146
Receivables, less allowances of $70 and $66 for uncollectible accounts at respective dates	1,218	838
Accrued unbilled revenue	998	596
Inventory	275	256
Derivative assets	103	122
Regulatory assets	1,170	538
Deferred income taxes	125	421
Other current assets	467	395
Total current assets	4,498	3,312
Nuclear decommissioning trusts	4,741	4,494
Other investments	204	207
Total investments	4,945	4,701
Utility property, plant and equipment, less accumulated depreciation and amortization of $7,997 and $7,493 at respective dates	31,919	30,379
Nonutility property, plant and equipment, less accumulated depreciation of $74 at both dates	102	76
Total property, plant and equipment	32,021	30,455
Derivative assets	245	251
Regulatory assets	7,329	7,241
Other long-term assets	437	686
Total long-term assets	8,011	8,178

Total assets	$49,475	$46,646

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

(in millions, except share amounts, unaudited)	September 30, 2014	December 31, 2013
LIABILITIES AND EQUITY
Short-term debt	$1,349	$209
Current portion of long-term debt	704	601
Accounts payable	1,455	1,407
Accrued taxes	191	358
Customer deposits	214	201
Derivative liabilities	154	152
Regulatory liabilities	794	767
Other current liabilities	988	1,186
Total current liabilities	5,849	4,881
Long-term debt	10,133	9,825
Deferred income taxes and credits	6,762	7,346
Derivative liabilities	947	1,042
Pensions and benefits	1,454	1,378
Asset retirement obligations	2,960	3,418
Regulatory liabilities	6,387	4,995
Other deferred credits and other long-term liabilities	2,225	2,070
Total deferred credits and other liabilities	20,735	20,249
Total liabilities	36,717	34,955
Commitments and contingencies (Note 12)
Common stock, no par value (800,000,000 shares authorized; 325,811,206 shares issued and outstanding at respective dates)	2,445	2,403
Accumulated other comprehensive loss	(23)	(13)
Retained earnings	8,314	7,548
Total Edison International's common shareholders' equity	10,736	9,938
Preferred and preference stock of utility	2,022	1,753
Total noncontrolling interests	2,022	1,753
Total equity	12,758	11,691

Total liabilities and equity	$49,475	$46,646

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Edison International

	Nine months ended September 30,
(in millions, unaudited)	2014	2013
Cash flows from operating activities:
Net income	$1,276	$689
Less: Income (loss) from discontinued operations	146	(1)
Income from continuing operations	1,130	690
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, decommissioning and amortization	1,248	1,224
Regulatory impacts of net nuclear decommissioning trust earnings	100	82
Impairment and other charges	228	575
Deferred income taxes and investment tax credits	303	257
Other	70	70
EME settlement payments	(225)	—
Changes in operating assets and liabilities:
Receivables	(369)	(406)
Inventory	(19)	68
Accounts payable	211	155
Other current assets and liabilities	(497)	(458)
Derivative assets and liabilities, net	(68)	207
Regulatory assets and liabilities, net	41	94
Other noncurrent assets and liabilities	(126)	(488)
Net cash provided by operating activities	2,027	2,070
Cash flows from financing activities:
Long-term debt issued, net of premium, discount, and issuance costs of $5 and $6 at respective dates	395	394
Long-term debt matured or repurchased	(405)	(201)
Bonds remarketed, net	—	195
Preference stock issued, net	269	387
Preference stock redeemed	—	(400)
Short-term debt financing, net	1,138	1,352
Settlements of stock-based compensation, net	(57)	(40)
Dividends to noncontrolling interests	(88)	(82)
Dividends paid	(347)	(330)
Net cash provided by financing activities	905	1,275
Cash flows from investing activities:
Capital expenditures	(2,856)	(2,761)
Proceeds from sale of nuclear decommissioning trust investments	5,846	4,574
Purchases of nuclear decommissioning trust investments and other	(5,951)	(4,674)
Other	25	(44)
Net cash used by investing activities	(2,936)	(2,905)
Net (decrease) increase in cash and cash equivalents	(4)	440
Cash and cash equivalents at beginning of period	146	170
Cash and cash equivalents at end of period	$142	$610

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income	Southern California Edison Company

	Three months ended September 30,		Nine months ended September 30,
(in millions, unaudited)	2014	2013	2014	2013
Operating revenue	$4,338	$3,957	$10,276	$9,631
Fuel	77	95	219	249
Purchased power	2,105	1,713	4,344	3,569
Operation and maintenance	776	875	2,187	2,540
Depreciation, decommissioning and amortization	423	392	1,248	1,223
Property and other taxes	76	78	232	229
Impairment and other charges	—	—	231	575
Total operating expenses	3,457	3,153	8,461	8,385
Operating income	881	804	1,815	1,246
Interest and other income	36	27	105	89
Interest expense	(133)	(131)	(402)	(384)
Other expenses	(29)	(15)	(52)	(38)
Income before income taxes	755	685	1,466	913
Income tax expense	224	183	310	196
Net income	531	502	1,156	717
Less: Preferred and preference stock dividend requirements	28	25	84	75
Net income available for common stock	$503	$477	$1,072	$642

Consolidated Statements of Comprehensive Income
	Three months ended September 30,		Nine months ended September 30,
(in millions, unaudited)	2014	2013	2014	2013
Net income	$531	$502	$1,156	$717
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits other than pensions:
Net gain arising during the period plus amortization included in net income	1	2	2	1
Other	(1)	—	1	—
Other comprehensive income, net of tax	—	2	3	1
Comprehensive income	$531	$504	$1,159	$718

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

(in millions, unaudited)	September 30, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$49	$54
Receivables, less allowances of $70 and $66 for uncollectible accounts at respective dates	1,190	813
Accrued unbilled revenue	998	596
Inventory	265	256
Derivative assets	103	122
Regulatory assets	1,170	538
Deferred income taxes	—	303
Other current assets	489	393
Total current assets	4,264	3,075
Nuclear decommissioning trusts	4,741	4,494
Other investments	149	140
Total investments	4,890	4,634
Utility property, plant and equipment, less accumulated depreciation and amortization of $7,997 and $7,493 at respective dates	31,919	30,379
Nonutility property, plant and equipment, less accumulated depreciation of $73 and $70 at respective dates	69	72
Total property, plant and equipment	31,988	30,451
Derivative assets	245	251
Regulatory assets	7,329	7,241
Other long-term assets	387	398
Total long-term assets	7,961	7,890

Total assets	$49,103	$46,050

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

(in millions, except share amounts, unaudited)	September 30, 2014	December 31, 2013
LIABILITIES AND EQUITY
Short-term debt	$679	$175
Current portion of long-term debt	500	600
Accounts payable	1,446	1,373
Customer deposits	214	201
Derivative liabilities	154	152
Regulatory liabilities	794	767
Deferred income taxes	126	39
Other current liabilities	1,117	1,091
Total current liabilities	5,030	4,398
Long-term debt	9,523	9,422
Deferred income taxes and credits	8,182	7,841
Derivative liabilities	947	1,042
Pensions and benefits	1,015	951
Asset retirement obligations	2,960	3,418
Regulatory liabilities	6,387	4,995
Other deferred credits and other long-term liabilities	1,984	1,845
Total deferred credits and other liabilities	21,475	20,092
Total liabilities	36,028	33,912
Commitments and contingencies (Note 12)
Common stock, no par value (560,000,000 shares authorized; 434,888,104 shares issued and outstanding at respective dates)	2,168	2,168
Additional paid-in capital	608	592
Accumulated other comprehensive loss	(8)	(11)
Retained earnings	8,237	7,594
Total common shareholder's equity	11,005	10,343
Preferred and preference stock	2,070	1,795
Total equity	13,075	12,138
Total liabilities and equity	$49,103	$46,050

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Southern California Edison Company

	Nine months ended September 30,
(in millions, unaudited)	2014	2013
Cash flows from operating activities:
Net income	$1,156	$717
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, decommissioning and amortization	1,248	1,223
Regulatory impacts of net nuclear decommissioning trust earnings	100	82
Impairment and other charges	231	575
Deferred income taxes and investment tax credits	324	197
Other	61	66
Changes in operating assets and liabilities:
Receivables	(377)	(371)
Inventory	(9)	68
Accounts payable	234	174
Other current assets and liabilities	(577)	(382)
Derivative assets and liabilities, net	(68)	207
Regulatory assets and liabilities, net	41	94
Other noncurrent assets and liabilities	149	(487)
Net cash provided by operating activities	2,513	2,163
Cash flows from financing activities:
Long-term debt issued, net of premium, discount, and issuance costs of $2 and $6 at respective dates	398	394
Long-term debt matured or repurchased	(405)	(201)
Bonds remarketed, net	—	195
Preference stock issued, net	269	387
Preference stock redeemed	—	(400)
Short-term debt financing, net	502	1,178
Settlements of stock-based compensation, net	(34)	(36)
Dividends paid	(340)	(321)
Net cash provided by financing activities	390	1,196
Cash flows from investing activities:
Capital expenditures	(2,827)	(2,761)
Proceeds from sale of nuclear decommissioning trust investments	5,846	4,574
Purchases of nuclear decommissioning trust investments and other	(5,951)	(4,674)
Other	24	(21)
Net cash used by investing activities	(2,908)	(2,882)
Net (decrease) increase in cash and cash equivalents	(5)	477
Cash and cash equivalents, beginning of period	54	45
Cash and cash equivalents, end of period	$49	$522

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
In the opinion of management, all adjustments, consisting of recurring accruals, have been made that are necessary to fairly state the consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America for the periods covered by this quarterly report on Form 10-Q. The results of operations for the three- and nine-month periods ended September 30, 2014 are not necessarily indicative of the operating results for the full year.
The December 31, 2013 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
Revision to Consolidated Statements of Cash Flow
The consolidated statements of cash flows of Edison International and Southern California Edison Company were revised to correct an error in the amount of purchases of nuclear decommissioning trust investments and the amount of regulatory impacts of net nuclear decommissioning trust earnings. The revisions had no impact on the consolidated balance sheet, statements of income, comprehensive income, changes in equity or on the net change in cash and cash equivalents. Management believes the revisions do not have a material impact on the prior period financial statements. The following table presents the cash flow statement effects related to the revision for the nine months ended September 30, 2013 and the year ended December 31, 2013:

	Edison International			Southern California Edison
(in millions)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Nine months ended September 30, 2013
Cash flows from operating activities:
Adjustments to reconcile to net cash provided by operating activities:
Regulatory impacts of net nuclear decommissioning trust earnings	$265	$(183)	$82	$265	$(183)	$82
Total cash provided by operating activities	2,253	(183)	2,070	2,346	(183)	2,163

Cash flows from investing activities:
Purchases of nuclear decommissioning trust investments	(4,857)	183	(4,674)	(4,857)	183	(4,674)
Total cash used by investing activities	(3,088)	183	(2,905)	(3,065)	183	(2,882)

	Edison International			Southern California Edison
(in millions)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Year ended December 31, 2013
Cash flows from operating activities:
Adjustments to reconcile to net cash provided by operating activities:
Regulatory impacts of net nuclear decommissioning trust earnings	$312	$(236)	$76	$312	$(236)	$76
Total cash provided by operating activities	3,203	(236)	2,967	3,284	(236)	3,048

Cash flows from investing activities:
Purchases of nuclear decommissioning trust investments	(5,951)	236	(5,715)	(5,951)	236	(5,715)
Total cash used by investing activities	(3,808)	236	(3,572)	(3,783)	236	(3,547)
For the three months ended March 31, 2014 and the six months ended June 30, 2014, the correction also increases net cash provided by operating activities by $67 million and $5 million, respectively, and increases cash flows used by investing activities by the same amount. There were also errors identified which had an inconsequential impact on the three months ended March 31, 2013 and the six months ended June 30, 2013 as well as the annual periods of 2012 and 2011. Since these errors are inconsequential, management has concluded revision of these periods is not necessary.
Cash Equivalents
Cash equivalents included investments in money market funds. Generally, the carrying value of cash equivalents equals the fair value, as these investments have original maturities of three months or less. The cash equivalents were as follows:

	Edison International		SCE
(in millions)	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Money market funds	$40	$68	$8	$8
Cash is temporarily invested until required for check clearing. Checks issued, but not yet paid by the financial institution, are reclassified from cash to accounts payable at the end of each reporting period as follows:

	Edison International		SCE
(in millions)	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Book balances reclassified to accounts payable	$191	$168	$190	$163
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

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per-share amounts)	2014	2013	2014	2013
Basic earnings per share – continuing operations:
Income from continuing operations available to common shareholders	$496	$463	$1,046	$615
Weighted average common shares outstanding	326	326	326	326
Basic earnings per share – continuing operations	$1.52	$1.42	$3.21	$1.88
Diluted earnings per share – continuing operations:
Income from continuing operations available to common shareholders	$496	$463	$1,046	$615
Income impact of assumed conversions	—	—	1	1
Income from continuing operations available to common shareholders and assumed conversions	$496	$463	$1,047	$616
Weighted average common shares outstanding	326	326	326	326
Incremental shares from assumed conversions	3	2	3	3
Adjusted weighted average shares – diluted	329	328	329	329
Diluted earnings per share – continuing operations	$1.51	$1.41	$3.18	$1.87
In addition to the participating securities discussed above, Edison International also may award stock options which are payable in common shares and are included in the diluted earnings per share calculation. Stock option awards to purchase 38,800 and 4,109,363 shares of common stock for the three months ended September 30, 2014 and 2013, and 62,885 and 4,109,363 shares for the nine months ended September 30, 2014 and 2013, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the awards was greater than the average market price of the common shares during the respective periods and, therefore, the effect would have been antidilutive.
Asset Retirement Obligation
The following table summarizes the changes in SCE's ARO liability for the nine month period ended September 30, 2014 and the twelve month period ended December 31, 2013, including San Onofre and Palo Verde:

(in millions)	September 30, 2014	December 31, 2013
Beginning balance	$3,418	$2,782
Accretion[1]	150	182
Revisions	(604)	455
Liabilities settled	(4)	(1)
Ending balance	$2,960	$3,418

[1]	An ARO represents the present value of a future obligation. Accretion is an increase in the liability to account for the time value of money resulting from discounting.

During the second quarter of 2014, SCE updated its decommissioning cost estimate based on a site specific assessment. The decommissioning cost estimate in 2014 dollars is $4.4 billion (SCE share – $3.3 billion) and includes costs from June 7, 2013 through the respective completion dates to decommission San Onofre Units 2 and 3. The decommissioning cost estimate is subject to a number of estimates including the cost of burial of nuclear waste, cost of removal of property, site remediation costs as well as a number of other assumptions and estimates, including when the federal government may remove spent fuel canisters from the San Onofre site, as to which there can be no assurance. The cost estimate is subject to change and such changes may be material. SCE's share of the present value of decommissioning costs after escalation and using current discounts rates was $3.0 billion at September 30, 2014.
The total ARO liability related to San Onofre Units 2 and 3 at September 30, 2014 was $2.2 billion compared to $2.7 billion at December 31, 2013. The ARO liability is lower than the present value of the decommissioning costs set forth above due to different discount rates and expected time period of expenditures. The ARO liability at September 30, 2014 was based on a discount rate of 6.30% established when the ARO liability was originally recorded in 2003. The ARO liability for San Onofre Units 2 and 3 is based on expenditures beginning in 2015 through the respective completion dates. Expenditures from June 7, 2013 through September 30, 2014 are currently recorded as operation and maintenance costs and are treated as recoverable through GRC revenues, with the 2014 recorded costs being subject to customary prudency review (See Note 9). SCE has filed a request with the CPUC to authorize early release of Nuclear Decommissioning Trust funds to recover SCE's share of costs from June 7, 2013 through the end of 2014. As discussed in Note 9, to the extent that costs are recovered from SCE's Nuclear Decommissioning Trust as decommissioning costs, SCE intends to refund such amounts to customers as provided in the San Onofre OII Amended Settlement Agreement (as defined in Note 9).
The change in estimate of the ARO liability related to San Onofre Units 2 and 3 ($604 million) was based on the updated decommissioning cost estimate for the retirement of those Units. The work plan developed for the revised estimate accelerated decommissioning activities beginning in 2013 from the prior assumption of 2022. In addition, certain activities that were previously forecasted to be completed at the end of the decommissioning period were accelerated over the next ten years. Although the changes in the decommissioning cost estimate for these activities in current dollars did not change significantly, the changes in timing, as well as revised escalation rates, reduced the present value of future decommissioning costs (using the 6.30% discount rate).
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

Note 2.    Consolidated Statements of Changes in Equity
The following table provides Edison International's changes in equity for the nine months ended September 30, 2014:

	Equity Attributable to Edison International				Noncontrolling Interests
(in millions, except per-share amounts)	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Subtotal	Preferred and Preference Stock	Total Equity
Balance at December 31, 2013	$2,403	$(13)	$7,548	$9,938	$1,753	$11,691
Net income	—	—	1,192	1,192	84	1,276
Other comprehensive loss	—	(10)	—	(10)	—	(10)
Common stock dividends declared ($1.065 per share)	—	—	(347)	(347)	—	(347)
Dividends, distributions to noncontrolling interests	—	—	—	—	(84)	(84)
Stock-based compensation	22	—	(79)	(57)	—	(57)
Noncash stock-based compensation	20	—	—	20	—	20
Issuance of preference stock	—	—	—	—	269	269
Balance at September 30, 2014	$2,445	$(23)	$8,314	$10,736	$2,022	$12,758
The following table provides Edison International's changes in equity for the nine months ended September 30, 2013:

	Equity Attributable to Edison International				Noncontrolling Interests
(in millions, except per-share amounts)	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Subtotal	Preferred and Preference Stock	Total Equity
Balance at December 31, 2012	$2,373	$(87)	$7,146	$9,432	$1,759	$11,191
Net income	—	—	614	614	75	689
Other comprehensive income	—	8	—	8	—	8
Common stock dividends declared ($1.0125 per share)	—	—	(330)	(330)	—	(330)
Dividends, distributions to noncontrolling interests	—	—	—	—	(75)	(75)
Stock-based compensation	5	—	(45)	(40)	—	(40)
Noncash stock-based compensation	19	—	(6)	13	(1)	12
Issuance of preference stock	—	—	—	—	387	387
Redemption of preference stock	—	—	(8)	(8)	(392)	(400)
Balance at September 30, 2013	$2,397	$(79)	$7,371	$9,689	$1,753	$11,442

The following table provides SCE's changes in equity for the nine months ended September 30, 2014:

	Equity Attributable to SCE
(in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Preferred and Preference Stock	Total Equity
Balance at December 31, 2013	$2,168	$592	$(11)	$7,594	$1,795	$12,138
Net income	—	—	—	1,156	—	1,156
Other comprehensive income	—	—	3	—	—	3
Dividends declared on common stock	—	—	—	(378)	—	(378)
Dividends on preferred and preference stock	—	—	—	(84)	—	(84)
Stock-based compensation	—	13	—	(47)	—	(34)
Noncash stock-based compensation	—	9	—	(4)	—	5
Issuance of preference stock	—	(6)	—	—	275	269
Balance at September 30, 2014	$2,168	$608	$(8)	$8,237	$2,070	$13,075
The following table provides SCE's changes in equity for the nine months ended September 30, 2013:

	Equity Attributable to SCE
(in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Preferred and Preference Stock	Total Equity
Balance at December 31, 2012	$2,168	$581	$(29)	$7,228	$1,795	$11,743
Net income	—	—	—	717	—	717
Other comprehensive income	—	—	1	—	—	1
Dividends declared on common stock	—	—	—	(360)	—	(360)
Dividends on preferred and preference stock	—	—	—	(75)	—	(75)
Stock-based compensation	—	3	—	(39)	—	(36)
Noncash stock-based compensation	—	10	—	4	—	14
Issuance of preference stock	—	(13)	—	—	400	387
Redemption of preference stock	—	8	—	(8)	(400)	(400)
Balance at September 30, 2013	$2,168	$589	$(28)	$7,467	$1,795	$11,991
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
As of the balance sheet date, the carrying amount of assets and liabilities in SCE's consolidated balance sheet that relate to its involvement with VIEs result from amounts due under the PPAs or the fair value of those derivative contracts. Under these contracts, SCE recovers the costs incurred through demonstration of compliance with its CPUC-approved long-term power procurement plans. SCE has no residual interest in the entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees or other commitments associated with these contracts other than the purchase commitments described in Note 12 of the 2013 Form 10-K. As a result, there is no significant potential exposure to loss to SCE from its variable interest in these VIEs. The aggregate contracted capacity dedicated to SCE from these VIE projects was 5,341 MW and 5,290 MW at September 30, 2014 and 2013, respectively, and the amounts that SCE paid to these projects were $319 million and $330 million for the three months ended September 30, 2014 and 2013, respectively, and $526 million and $527 million for the nine months ended September 30, 2014 and 2013, respectively. These amounts are recoverable in customer rates, subject to reasonableness review. As of September 30, 2014, SCE has additional VIE contracts with future aggregate contracted capacity of 251 MW to commence deliveries in 2016.
Unconsolidated Trusts of SCE
SCE Trust I, Trust II and Trust III were formed in 2012, 2013 and 2014, respectively, for the exclusive purpose of issuing the 5.625%, 5.10% and 5.75% trust preference securities, respectively ("trust securities"). The trusts are VIEs. SCE has concluded that it is not the primary beneficiary of these VIEs as it does not have the obligation to absorb the expected losses or the right to receive the expected residual returns of the trusts. SCE Trust I, Trust II and Trust III issued $475 million, $400 million and $275 million, respectively, (cumulative, liquidation amount of $25 per share) to the public and $10,000 of common stock each to SCE. The trusts invested the proceeds of these trust securities in Series F, Series G and Series H Preference Stock issued by SCE in the principal amounts of $475 million, $400 million and $275 million (cumulative, $2,500 per share liquidation value), respectively, which have substantially the same payment terms as the respective trust securities.
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
The Trust I and Trust II balance sheets as of September 30, 2014 and December 31, 2013, consisted of investments of $475 million and $400 million in the Series F and Series G Preference Stock, respectively, $475 million and $400 million of trust securities, respectively, and $10,000 each of common stock. The Trust III balance sheet as of September 30, 2014 consisted of investments of $275 million in the Series H Preference Stock, $275 million of trust securities, and $10,000 of common stock.

The following table provides a summary of the trusts' income statements:

	Three months ended September 30,			Nine months ended September 30,
(in millions)	Trust I	Trust II	Trust III	Trust I	Trust II	Trust III
2014
Dividend income	$7	$5	$4	$20	$15	$9
Dividend distributions	7	5	4	20	15	9
2013
Dividend income	$7	$5	*	$20	$14	*
Dividend distributions	7	5	*	20	14	*

*	Not applicable
Note 4.    Fair Value Measurements
Recurring Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an "exit price"). Fair value of an asset or liability considers assumptions that market participants would use in pricing the asset or liability, including assumptions about nonperformance risk. As of September 30, 2014 and December 31, 2013, nonperformance risk was not material for Edison International and SCE.
Assets and liabilities are categorized into a three-level fair value hierarchy based on valuation inputs used to determine fair value.
Level 1 – The fair value of Edison International's and SCE's Level 1 assets and liabilities is determined using unadjusted quoted prices in active markets that are available at the measurement date for identical assets and liabilities. This level includes exchange-traded equity securities, U.S. treasury securities, mutual funds and money market funds.
Level 2 – SCE's Level 2 assets and liabilities include long-term debt and fixed income securities primarily consisting of U.S. government and agency bonds, municipal bonds and corporate bonds and over-the-counter derivatives. The fair value of fixed income securities is determined using a market approach by obtaining quoted prices for similar assets and liabilities in active markets and inputs that are observable, either directly or indirectly, for substantially the full term of the instrument.
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

SCE
The following table sets forth assets and liabilities of SCE that were accounted for at fair value by level within the fair value hierarchy:

	September 30, 2014
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$5	$343	$—	$348
Other	35	—	—	—	35
Nuclear decommissioning trusts:
Stocks[2]	1,970	—	—	—	1,970
Fixed Income[3]	744	1,336	—	—	2,080
Short-term investments, primarily cash equivalents	665	21	—	—	686
Subtotal of nuclear decommissioning trusts[4]	3,379	1,357	—	—	4,736
Total assets	3,414	1,362	343	—	5,119
Liabilities at fair value
Derivative contracts	—	6	1,101	(6)	1,101
Total liabilities	—	6	1,101	(6)	1,101
Net assets (liabilities)	$3,414	$1,356	$(758)	$6	$4,018

	December 31, 2013
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$11	$372	$(10)	$373
Other	39	—	—	—	39
Nuclear decommissioning trusts:
Stocks[2]	2,208	—	—	—	2,208
Fixed Income[3]	841	1,102	—	—	1,943
Short-term investments, primarily cash equivalents	331	—	—	—	331
Subtotal of nuclear decommissioning trusts[4]	3,380	1,102	—	—	4,482
Total assets	3,419	1,113	372	(10)	4,894
Liabilities at fair value
Derivative contracts	—	37	1,177	(20)	1,194
Total liabilities	—	37	1,177	(20)	1,194
Net assets (liabilities)	$3,419	$1,076	$(805)	$10	$3,700

[1]
Represents the netting of assets and liabilities under master netting agreements and cash collateral across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

[2]	Approximately 69% and 70% of SCE's equity investments were located in the United States at September 30, 2014 and December 31, 2013, respectively.

[3]
At September 30, 2014 and December 31, 2013, SCE's corporate bonds were diversified and included collateralized mortgage obligations and other asset backed securities of $58 million and $47 million, respectively.

[4]
Excludes net receivables of $5 million and net receivables of $12 million at September 30, 2014 and December 31, 2013, respectively, of interest and dividend receivables as well as receivables and payables related to SCE's pending securities sales and purchases.

Edison International
Edison International Parent and Other assets measured at fair value consisted of money market funds of $40 million and $68 million at September 30, 2014 and December 31, 2013, respectively, classified as Level 1.
SCE Fair Value of Level 3
The following table sets forth a summary of changes in SCE's fair value of Level 3 net derivative assets and liabilities:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2014	2013	2014	2013
Fair value of net liabilities at beginning of period	$(878)	$(967)	$(805)	$(791)
Total realized/unrealized gains (losses):
Included in regulatory assets and liabilities[1]	120	(50)	43	(205)
Purchases	7	19	22	56
Settlements	(7)	(33)	(18)	(91)
Fair value of net liabilities at end of period	$(758)	$(1,031)	$(758)	$(1,031)
Change during the period in unrealized gains and losses related to assets and liabilities held at the end of the period	$71	$(65)	$(12)	$(198)

[1]	Due to regulatory mechanisms, SCE's realized and unrealized gains and losses are recorded as regulatory assets and liabilities.
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

The following table sets forth SCE's valuation techniques and significant unobservable inputs used to determine fair value for significant Level 3 assets and liabilities:

	Fair Value (in millions)			Significant	Range
	Assets	Liabilities	Valuation Technique(s)	Unobservable Input	(Weighted Average)
Congestion revenue rights
September 30, 2014	$339	$—	Market simulation model	Load forecast	7,630 MW - 25,431 MW
				Power prices[1]	$1.65 - $109.95
				Gas prices[2]	$3.65 - $6.53
December 31, 2013	366	—	Market simulation model	Load forecast	7,603 MW - 24,896 MW
				Power prices[1]	$(9.86) - $108.56
				Gas prices[2]	$3.50 - $7.10
Tolling
September 30, 2014	—	1,095	Option model	Volatility of gas prices	12% - 40% (19%)
				Volatility of power prices	26% - 45% (31%)
				Power prices	$36.80 - $65.60 ($48.90)
December 31, 2013	5	1,175	Option model	Volatility of gas prices	16% - 35% (21%)
				Volatility of power prices	25% - 45% (30%)
				Power prices	$38.00 - $63.90 ($47.40)

[1]	Prices are in dollars per megawattt-hour.

[2]	Prices are in dollars per million British thermal units.
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
Fair Value of Debt Recorded at Carrying Value
The carrying value and fair value of Edison International's and SCE's long-term debt (including current portion of long-term debt) are as follows:

	September 30, 2014		December 31, 2013
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
SCE	$10,023	$11,295	$10,022	$10,656
Edison International	10,837	12,134	10,426	11,084
The fair value of Edison International's and SCE's long-term debt (including current portion of long-term debt) is classified as Level 2 and is based on evaluated prices that reflect significant observable market information such as reported trades, actual trade information of similar securities, benchmark yields, broker/dealer quotes of new issue prices and relevant credit information.
The carrying value of Edison International's and SCE's trade receivables and payables, other investments, and short-term debt approximates fair value.
Note 5.    Debt and Credit Agreements
Credit Agreements and Short-Term Debt
During the first quarter of 2014, SCE issued $300 million of floating rate first and refunding mortgage bonds due in January 2015. The proceeds from these bonds were used for working capital to fund the ERRA balancing account undercollections.
In July 2014, SCE and Edison International Parent extended the maturity dates of their respective $2.75 billion and $1.25 billion multi-year revolving credit facilities by one year to July 2019. The credit facility for SCE is generally used to support commercial paper and letters of credit issued for procurement-related collateral requirements, balancing account undercollections and for general corporate purposes, including working capital requirements to support operations and capital expenditures. Edison International Parent's credit facility is used for general corporate purposes.
At September 30, 2014, SCE's outstanding commercial paper was $379 million at a weighted-average interest rate of 0.22%. At September 30, 2014, letters of credit issued under SCE's credit facility aggregated $226 million and are scheduled to expire in twelve months or less. At December 31, 2013, the outstanding commercial paper was $175 million at a weighted-average interest rate of 0.24%.
At September 30, 2014, Edison International Parent's outstanding commercial paper was $670 million at a weighted-average interest rate of 0.27%. At December 31, 2013, the outstanding commercial paper was $34 million at a weighted-average interest rate of 0.55%.
Long-Term Debt
During the second quarter of 2014, SCE issued $400 million of 1.125% first and refunding mortgage bonds due in May 2017. The proceeds from these bonds were used to repay commercial paper borrowings and to fund SCE's capital program.
In connection with a settlement agreement between Edison International, EME and the Consenting Noteholders, in September 2014, Edison International Parent issued non-interest bearing promissory notes of $204 million due in September 2015 and $214 million due in September 2016. See Note 16 for further details.

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
Credit and Default Risk
Credit and default risk represent the potential impact that can be caused if a counterparty were to default on its contractual obligations and SCE would be exposed to spot markets for buying replacement power or selling excess power. In addition, SCE would be exposed to the risk of non-payment of accounts receivable, primarily related to the sales of excess power and realized gains on derivative instruments.
Certain power contracts contain master netting agreements or similar agreements, which generally allow counterparties subject to the agreement to setoff amounts when certain criteria are met, such as in the event of default. The objective of netting is to reduce credit exposure. Additionally, to reduce SCE's risk exposures counterparties may be required to pledge collateral depending on the credit worthiness of each counterparty and the risk associated with the transaction.
Certain power contracts contain a provision that requires SCE to maintain an investment grade rating from each of the major credit rating agencies, referred to as a credit-risk-related contingent feature. If SCE's credit rating were to fall below investment grade, SCE may be required to pay the derivative liability or post additional collateral. The net fair value of all derivative liabilities with these credit-risk-related contingent features was $38 million and $49 million as of September 30, 2014 and December 31, 2013, respectively, for which SCE has posted no collateral to its counterparties for the respective periods. If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2014, SCE would be required to post collateral in the amount of $26 million.
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

	September 30, 2014
	Derivative Assets			Derivative Liabilities
(in millions)	Short-Term	Long-Term	Subtotal	Short-Term	Long-Term	Subtotal	Net Liability
Commodity derivative contracts
Gross amounts recognized	$103	$245	$348	$159	$948	$1,107	$759
Cash collateral posted[1]	—	—	—	(5)	(1)	(6)	(6)
Net amounts presented in the consolidated balance sheets	$103	$245	$348	$154	$947	$1,101	$753

	December 31, 2013
	Derivative Assets			Derivative Liabilities
(in millions)	Short-Term	Long-Term	Subtotal	Short-Term	Long-Term	Subtotal	Net Liability
Commodity derivative contracts
Gross amounts recognized	$141	$251	$392	$178	$1,045	$1,223	$831
Gross amounts offset in the consolidated balance sheets	(19)	—	(19)	(19)	—	(19)	—
Cash collateral posted[1]	—	—	—	(7)	(3)	(10)	(10)
Net amounts presented in the consolidated balance sheets	$122	$251	$373	$152	$1,042	$1,194	$821

[1]
In addition, at September 30, 2014 and December 31, 2013, SCE had posted $6 million and $19 million, respectively, of collateral that is not offset against derivative liabilities and is reflected in "Other current assets" on the consolidated balance sheets.

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
The following table summarizes the components of SCE's economic hedging activity:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2014	2013	2014	2013
Realized losses	$(18)	$(15)	$(59)	$(38)
Unrealized gains (losses)	138	(41)	80	(159)
Notional Volumes of Derivative Instruments
The following table summarizes the notional volumes of derivatives used for SCE hedging activities:

		Economic Hedges
Commodity	Unit of Measure	September 30, 2014	December 31, 2013
Electricity options, swaps and forwards	GWh	2,519	6,274
Natural gas options, swaps and forwards	Bcf	7	12
Congestion revenue rights	GWh	120,075	149,234
Tolling arrangements	GWh	82,333	87,991

Note 7.    Income Taxes
Effective Tax Rate
The table below provides a reconciliation of income tax expense computed at the federal statutory income tax rate to the income tax provision:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2014	2013	2014	2013
Edison International:
Income from continuing operations before income taxes	$744	$665	$1,414	$863
Provision for income tax at federal statutory rate of 35%	260	233	495	302
Increase (decrease) in income tax from:
State tax, net of federal benefit	28	22	34	5
Property-related	(73)	(57)	(179)	(121)
Change related to uncertain tax positions	10	(5)	(4)	13
San Onofre OII settlement	—	—	(40)	—
Other	(5)	(16)	(22)	(26)
Total income tax expense from continuing operations	$220	$177	$284	$173
Effective tax rate	29.6%	26.6%	20.1%	20.0%
SCE:
Income from continuing operations before income taxes	$755	$685	$1,466	$913
Provision for income tax at federal statutory rate of 35%	264	240	513	319
Increase (decrease) in income tax from:
State tax, net of federal benefit	31	21	42	12
Property-related	(73)	(57)	(179)	(121)
Change related to uncertain tax positions	9	(6)	(1)	11
San Onofre OII settlement	—	—	(40)	—
Other	(7)	(15)	(25)	(25)
Total income tax expense from continuing operations	$224	$183	$310	$196
Effective tax rate	29.7%	26.7%	21.1%	21.5%
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

Tax Disputes
Tax Years 2003 – 2006
The IRS examination phase of tax years 2003 through 2006 was completed in the fourth quarter of 2010, which included proposed adjustments for the following two items:

•
A proposed adjustment increasing the taxable gain on the 2004 sale of EME's international assets, which if sustained, would result in a federal tax liability of approximately $212 million, including interest and penalties through September 30, 2014.

•
A proposed adjustment to disallow a component of SCE's percentage repair allowance deduction, which if sustained, would result in a federal tax liability of approximately $102 million, including interest through September 30, 2014.

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
Edison International has tentatively reached an agreement with the IRS regarding SCE's percentage repair allowance deduction, which if finalized, would result in a federal tax liability of approximately $14 million, including interest through September 30, 2014.
It is reasonably possible that Edison International will complete the 2003 – 2006 federal income tax audit cycle during the next twelve months which would effectively settle open tax positions. Edison International estimates tax benefits of approximately $50 million, including interest, may be recognized in income depending on the final outcome of the IRS audit.

Tax Years 2007 – 2009
The IRS examination phase of tax years 2007 through 2009 was completed during the first quarter of 2013. Edison International received a Revenue Agent Report from the IRS on February 28, 2013 which included a proposed adjustment to disallow a component of SCE's percentage repair allowance deduction (similar to the 2003 – 2006 tax years). The proposed adjustment to disallow a component of SCE's percentage repair allowance deduction, if sustained, would result in a federal tax liability of approximately $76 million, including interest through September 30, 2014. Edison International has tentatively reached an agreement with the IRS regarding SCE’s percentage repair allowance deduction, which if finalized, would result in a federal tax liability of approximately $16 million, including interest through September 30, 2014.
During the second quarter of 2014, SCE revised its liability for uncertain tax positions related to percentage repair allowance deduction for 2003-2010 which resulted in income tax benefits of $29 million.

Tax Years 2010 – 2012
A Revenue Agent Report from the IRS is expected to be received from the examination phase of tax years 2010 through 2012 within the next six months. After receipt of the Revenue Agent Report, SCE expects to update its assessment of uncertain tax positions.
Note 8.    Compensation and Benefit Plans
Pension Plans
Edison International made contributions of $155 million during the nine months ended September 30, 2014, which includes contributions of $131 million by SCE. Edison International expects to make contributions of $7 million during the remainder of 2014, which includes $2 million from SCE. SCE's future contributions are expected to decline due to the passage of the Highway Transportation Funding Act of 2014 although such decreases may be offset by higher funding levels in future years. Annual contributions made by SCE to most of SCE's pension plans are anticipated to be recovered through CPUC-approved regulatory mechanisms. Annual contributions to these plans are expected to be, at a minimum, equal to the related annual expense.

Pension expense components for continuing operations are:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2014	2013	2014	2013
Edison International:
Service cost	$30	$38	$89	$114
Interest cost	48	42	141	126
Expected return on plan assets	(61)	(58)	(178)	(172)
Settlement costs[1]	35	24	35	73
Amortization of prior service cost	1	1	4	3
Amortization of net loss[2]	1	15	3	45
Expense under accounting standards	$54	$62	$94	$189
Regulatory adjustment (deferred)	(2)	(7)	59	(21)
Total expense recognized	$52	$55	$153	$168
SCE:
Service cost	$29	$37	$87	$111
Interest cost	44	41	132	123
Expected return on plan assets	(56)	(57)	(168)	(171)
Settlement costs[1]	33	24	33	72
Amortization of prior service cost	1	1	3	3
Amortization of net loss[2]	—	14	1	42
Expense under accounting standards	$51	$60	$88	$180
Regulatory adjustment (deferred)	(2)	(7)	59	(21)
Total expense recognized	$49	$53	$147	$159

[1]
Relates to lump-sum payments made to employees who retired from the SCE Retirement Plan (primarily due to workforce reductions described below). Includes the amount of net loss reclassified from other comprehensive loss. The amount reclassified for Edison International was $2 million for the three and nine months ended September 30, 2014 and zero and $2 million for the three and nine months ended September 30, 2013, respectively.

[2]
Includes the amount of net loss reclassified from other comprehensive loss. The amount reclassified for Edison International and SCE was $2 million and $1 million, respectively, for the three months ended September 30, 2014, and $5 million and $3 million, respectively, for the nine months ended September 30, 2014. The amount reclassified for Edison International and SCE was $4 million and $3 million, respectively, for the three months ended September 30, 2013, and $11 million and $8 million, respectively, for the nine months ended September 30, 2013.

Under generally accepted accounting principles (“GAAP”), a settlement is recorded when lump-sum payments exceed estimated annual service and interest costs. As of August 31, 2014, lump-sum payments to employees retiring in 2014 from the SCE Retirement Plan (primarily due to workforce reductions described below) exceeded the estimated service and interest costs for the year. A settlement requires re-measurement of both the plan pension obligations and plan assets as of the date of the settlement. The re-measurement of the SCE Retirement Plan as of August 31, 2014 resulted in total actuarial losses of $158 million, including $146 million for SCE. The actuarial losses are primarily due to a decrease in the discount rate (from 4.75% at December 31, 2013 to 4.00% as of August 31, 2014) due to lower interest rates, partially offset by performance of the plan assets.
After re-measurement, GAAP requires an acceleration of a portion of unrecognized net losses attributable to such lump-sum payments as additional pension expense as reflected in the above table. The additional pension expense related to SCE did not impact net income as such amounts are probable of recovery through future rates.
The projected benefit obligations exceeded the fair value of the SCE Retirement Plan assets by $559 million, including $518 million for SCE, at August 31, 2014 compared to $478 million, including $449 million for SCE, at December 31, 2013.

Postretirement Benefits Other Than Pensions
Edison International made contributions of $11 million during the nine months ended September 30, 2014 and expects to make contributions of $4 million during the remainder of 2014, substantially all of which are expected to be made by SCE. Annual contributions made to SCE plans are anticipated to be recovered through CPUC-approved regulatory mechanisms and are expected to be, at a minimum, equal to the total annual expense for these plans. Benefits under these plans, with some exceptions, are generally unvested and subject to change. Under the terms of the Edison International Health and Welfare Plan ("PBOP Plan") each participating employer (Edison International or its participating subsidiaries) is responsible for the costs and expenses of all PBOP benefits with respect to its employees and former employees. A participating employer may terminate the PBOP benefits with respect to its employees and former employees, as may SCE (as Plan sponsor), and, accordingly, the participants' PBOP benefits are not vested benefits.
PBOP expense components for continuing operations are:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2014	2013	2014	2013
Edison International:
Service cost	$10	$14	$32	$42
Interest cost	28	26	82	78
Expected return on plan assets	(28)	(30)	(84)	(90)
Special termination benefits[1]	—	—	—	10
Amortization of prior service credit	(9)	(9)	(27)	(27)
Amortization of net loss	—	7	—	21
Total expense	$1	$8	$3	$34
SCE:
Service cost	$10	$14	$32	$41
Interest cost	27	26	81	78
Expected return on plan assets	(28)	(30)	(84)	(90)
Special termination benefits[1]	—	—	—	10
Amortization of prior service credit	(9)	(9)	(27)	(27)
Amortization of net loss	—	7	—	21
Total expense	$—	$8	$2	$33

[1]	Due to the reduction in workforce, SCE has incurred costs for extended retiree health care coverage.
Workforce Reductions
In 2012, SCE commenced multiple efforts to reduce its workforce in order to reflect SCE's strategic direction to optimize its cost structure, moderate customer rate increases and align its cost structure with its peers. In addition, in June 2013, SCE announced plans to permanently retire San Onofre, which resulted in additional workforce reductions. See Note 9 for further information. During the second quarter of 2014, SCE increased the estimated impact for workforce reductions related to transferring certain information technology activities to third parties. Through September 30, 2014, SCE's share of estimated cash severance for these efforts totaled $222 million. The following table provides a summary of changes in the accrued severance liability associated with these reductions:

(in millions)
Balance at January 1, 2014	$54
Additions	9
Payments	(17)
Other	(1)
Balance at September 30, 2014	$45
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
On September 23, 2014, SCE entered into an Amended and Restated Settlement Agreement (the "San Onofre OII Amended Settlement Agreement") with The Utility Reform Network ("TURN"), the CPUC's Office of Ratepayer Advocates ("ORA"), SDG&E, the Coalition of California Utility Employees ("CUE"), and Friends of the Earth ("FOE") (together, the "Settling Parties"). If implemented, the San Onofre OII Amended Settlement Agreement will constitute a complete and final resolution of the CPUC's OII and related proceedings regarding the Steam Generator Replacement Project ("SGRP") at San Onofre and the related outage and subsequent shutdown of San Onofre. The Settling Parties agreed to amend the Settlement Agreement that was originally entered into in March 2014 in response to an Assigned Commissioner's and Administrative Judges’ Ruling that was issued on September 5, 2014. The San Onofre OII Amended Settlement Agreement does not affect proceedings before the NRC or proceedings related to recoveries from third parties described below, but does describe how shareholders and customers will share any potential recoveries. Implementation of the San Onofre OII Amended Settlement Agreement is subject to the approval of the CPUC. The San Onofre OII Amended Settlement Agreement is subject to termination by any of the Settling Parties if the CPUC has not approved it by December 23, 2014. On October 9, 2014, the Administrative Law Judges in the OII issued a Proposed Decision approving the San Onofre OII Amended Settlement Agreement. Under applicable rules, the CPUC cannot render a final decision for at least thirty days following the date of the Proposed Decision, but there can be no certainty of when or what the CPUC will actually decide. The parties to the San Onofre OII Amended Settlement Agreement have agreed to exercise their best efforts to obtain CPUC approval.
Disallowances, Refunds and Rate Recoveries
If the San Onofre OII Amended Settlement Agreement is approved, SCE will not be allowed to recover in rates its capitalized costs for the SGRP as of February 1, 2012 or a return on such investment after such date. As of February 1, 2012, SCE's net book value in the SGRP was approximately $597 million. Additionally, SCE will not be allowed to recover in rates approximately $99 million of incremental inspection and repair costs incurred for the replacement steam generators ("RSGs") in 2012 that exceeded CPUC-authorized operations and maintenance expense. These costs, net of invoices paid by the supplier of the RSGs, were previously expensed in SCE's 2012 financial results, although they remain subject to recovery from the RSG's supplier. Neither will SCE be allowed to recover in rates provisionally authorized operations and maintenance expense in 2013 that exceeds amounts in recorded operations and maintenance expense (including severance and incremental repair and inspection costs); such excess had not been recognized in 2013 earnings. Subject to the foregoing, SCE will be authorized to recover in rates its remaining investment in San Onofre, including base plant, materials and supplies, nuclear fuel inventory and contracts and construction work in progress ("CWIP"), generally over a ten-year period commencing February 1, 2012. Additionally, SCE will be authorized to recover in rates its provisionally authorized operations and maintenance expenses for 2012, recorded costs for the 2012 refueling outage of Unit 2, recorded operations and maintenance expenses for 2013, and recorded operations and maintenance expenses for 2014 subject to customary prudency review. Finally, SCE will also be authorized to recover in rates through its fuel and purchased power balancing account ("ERRA") all costs incurred to purchase electric power in the market related to the outage and shutdown of San Onofre, and to recover by December 31, 2015 any San Onofre-related ERRA undercollections. Estimated market power costs through June 6, 2013 (the date of San Onofre's retirement) were approximately $680 million using the methodology followed in the OII. To the extent that amounts otherwise recoverable in rates under the San Onofre OII Amended Settlement Agreement are recovered from SCE's Decommissioning Trust as a decommissioning cost, the amounts otherwise recoverable in rates will be reduced with no impact on earnings.

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
As a result of the execution of the March 2014 San Onofre OII Settlement Agreement by the Settling Parties, SCE concluded that the outcome of the OII that is more likely than any other outcome is approval and implementation of that Agreement, although approval by the CPUC remains uncertain. As a result, in the first quarter of 2014, SCE recorded an additional pre-tax charge of approximately $231 million (approximately $96 million after-tax). Including the amounts recorded during the first quarter of 2014 and the amounts previously recorded in 2013, the total impact of the San Onofre OII settlement is estimated at $806 million (approximately $461 million after-tax). The total pre-tax charge is due to:

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

At September 30, 2014, the San Onofre Regulatory Asset was $1.39 billion and the San Onofre regulatory liability for refunds of revenue was approximately $677 million. Such amounts do not reflect any recoveries from third parties by SCE.
Under the San Onofre OII Amended Settlement Agreement, the unamortized portion of SCE's investment other than nuclear fuel may, at SCE's option, be excluded from SCE's capital structure for purposes of determining regulatory capital requirements and to allow SCE to finance those assets solely with debt. Had such exclusion applied as of September 30, 2014, SCE estimates that its common equity requirement would be reduced by more than $300 million. The terms of San Onofre OII Amended Settlement Agreement provide that if SCE selects the debt financing option and finances these regulatory assets at a cost lower than the return authorized by the March 2014 San Onofre OII Settlement Agreement, the savings will be shared equally between ratepayers and SCE.
As discussed above, the Proposed Decision approves the San Onofre OII Amended Settlement Agreement, which includes a requirement for SCE to make a contribution of $4 million per year, for a five-year period, to a University of California research, development and demonstration program to reduce greenhouse gases. If the CPUC approves the San Onofre Amended Settlement Agreement consistent with the Proposed Decision, SCE will accrue the contribution obligation and record a pre-tax charge.

San Onofre OII Settlement Agreement Procedure
On October 9, 2014, the Administrative Law Judges in the San Onofre OII issued a Proposed Decision approving the San Onofre OII Amended Settlement Agreement. Under its rules, the CPUC may not render a final decision for at least thirty days following the issuance of the Proposed Decision, but the rules do not otherwise provide for any fixed time period for the CPUC to act on the San Onofre OII Amended Settlement Agreement. Pursuant to the CPUC's rules, no settlement becomes binding on the parties to it unless the CPUC approves the settlement based on a finding that it is reasonable in light of the whole record, consistent with law, and in the public interest. The CPUC has discretion to approve or disapprove a settlement, or to condition its approval on changes to the settlement, which the parties may accept or reject.
Accordingly, there can be no assurance regarding the timing of any CPUC decision or that the CPUC will approve the San Onofre OII Amended Settlement Agreement or refrain from making changes to it that are not acceptable to all the Settling Parties. Thus, there can be no assurance that the OII proceeding will provide for recoveries as currently estimated by SCE in accordance with the San Onofre OII Amended Settlement Agreement, including the recovery of costs recorded as a regulatory asset, or that the CPUC does not order refunds to customers above those contemplated by the San Onofre OII Amended Settlement Agreement. Therefore, the amount recorded for the San Onofre Regulatory Asset is subject to further change based upon future developments and the application of SCE's judgment to those events.
Third-Party Recoveries
San Onofre carries accidental property damage and carried accidental outage insurance issued by Nuclear Electric Insurance Limited ("NEIL") and has placed NEIL on notice of claims under both policies. The NEIL policies have a number of exclusions and limitations that NEIL may assert reduce or eliminate coverage, and SCE may choose to challenge NEIL's application of any such exclusions and limitations. The estimated total claims under the accidental outage insurance through June 28, 2014 are approximately $427 million (SCE's share of which is approximately $334 million.) Accidental outage policy benefits may be subject to reduction by up to 90% for the periods following announcement of the permanent retirement of the Units. The accidental outage insurance at San Onofre has been canceled prospectively as a result of the permanent retirement. SCE has not submitted a proof of loss under the accidental property damage insurance but reserves the right to do so. It is possible that the NEIL Board of Directors will make a coverage determination by the end of 2014, but it may take longer. SCE may challenge any reduction or denial of coverage. No amounts have been recognized in SCE's financial statements, pending NEIL's response. The San Onofre OII Amended Settlement Agreement allocates to ratepayers 95% of SCE recoveries from NEIL under the accidental outage insurance policy, and 82.5% of other SCE recoveries against NEIL, in each case net of costs of recovery.
SCE is also pursuing claims against Mitsubishi Heavy Industries, Ltd. and related companies (together, "MHI"), which designed and supplied the RSGs. MHI warranted the RSGs for an initial period of 20 years from acceptance and is contractually obligated to repair or replace defective items with dispatch and to pay specified damages for certain repairs. MHI's liability under the purchase agreement is limited to $138 million and excludes consequential damages, defined to include "the cost of replacement power"; however, limitations in the contract are subject to applicable exceptions both in the contract and under law. SCE has advised MHI that it believes one or more of such exceptions apply and that MHI's liability is not limited to $138 million, and MHI has advised SCE that it disagrees. In October 2013, after a prescribed 90-day waiting period from the service of an earlier notice of dispute, SCE sent MHI a formal request for binding arbitration under the auspices of the International Chamber of Commerce in accordance with the purchase contract, seeking damages for all losses. In the request for arbitration, SCE alleges contract and tort claims and seeks at least $4 billion in damages on behalf of itself and its ratepayers and in its capacity as Operating Agent for San Onofre. MHI has denied any liability and has asserted counterclaims for $41 million, for which SCE has denied any liability. Each of the other co-owners sued MHI, alleging claims arising from MHI's supplying the faulty steam generators, which have been stayed pending the arbitration. The other co-owners (SDG&E and Riverside) have been added as additional claimants in the arbitration, with party status. The San Onofre OII Amended Settlement Agreement allocates recoveries from MHI net of recovery costs equally between SCE and its ratepayers as set forth in the agreement.
NRC Proceedings
As part of the NRC's review of the San Onofre outage and proceedings related to the possible restart of Unit 2, the NRC appointed an Augmented Inspection Team to review SCE's performance. In December 2013, the NRC finalized an Inspection Report in connection with the Augmented Inspection Team's review and SCE's response to an earlier NRC Confirmatory Action Letter. The NRC's report identified a "white" finding (low to moderate safety significance) for failing to ensure that MHI's modeling and analysis were adequate. SCE stated disagreements with the NRC's Report but chose not to challenge the "white" finding. The NRC also issued an Inspection Report to MHI containing a Notice of Nonconformance for its flawed computer modeling in the design of San Onofre's steam generators. In addition, the NRC's Office of Investigations conducted an investigation of the accuracy and completeness of information SCE provided to the Augmented Inspection Team, and concluded that allegations against SCE regarding the accuracy and completeness of such information were not substantiated. On October 2, 2014, the NRC's Office of Inspector General ("OIG") published a report on the NRC's oversight of SCE's evaluation process for the RSGs, which was used to determine whether changes in the design of a component would require an amendment to the operating license of a nuclear power plant. The OIG determined that the NRC "missed opportunities" in connection with its 2009 inspection of SCE's evaluation process, and concluded that without further review of information concerning SCE's evaluation conclusions, there is no assurance that the NRC reached the correct conclusion in its 2009 inspection that San Onofre did not need a license amended for its steam generator replacement. The OIG Report also indicated that additional ongoing review of SCE's license amendment compliance by an NRC Staff Petition Review Board had been further deferred to February 2015. Certain anti-nuclear groups and individual members of Congress have alleged that SCE knew of deficiencies in the steam generators when they were installed or otherwise did not correctly follow NRC requirements for the design and installation of the replacement steam generators, something which SCE has vigorously denied, and have called for investigations, including by the Department of Justice. SCE cannot predict when or whether ongoing proceedings by the NRC will be completed or whether inquiries by other government agencies will be initiated.
Note 10.    Other Investments
Nuclear Decommissioning Trusts
Future decommissioning costs related to SCE's nuclear assets are expected to be funded from independent decommissioning trusts, which received $6 million in 2014 through SCE customer rates. Contributions to the decommissioning trusts are reviewed every three years by the CPUC.
The following table sets forth amortized cost and fair value of the trust investments:

	Longest Maturity Dates	Amortized Cost		Fair Value
(in millions)		September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Stocks	—	$500	$656	$1,970	$2,208
Municipal bonds	2051	663	675	807	756
U.S. government and agency securities	2045	826	902	888	947
Corporate bonds	2057	333	208	385	241
Short-term investments and receivables/payables	One-year	657	329	691	342
Total		$2,979	$2,770	$4,741	$4,494
Trust fund earnings (based on specific identification) increase the trust fund balance and the ARO regulatory liability. Proceeds from sales of securities (which are reinvested) were $2.1 billion and $2.6 billion for the three months ended September 30, 2014 and 2013, and $5.8 billion and $4.6 billion for the nine months ended September 30, 2014 and 2013, respectively. Unrealized holding gains, net of losses, were $1.8 billion and $1.7 billion at September 30, 2014 and December 31, 2013, respectively.
The following table sets forth a summary of changes in the fair value of the trust:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2014	2013	2014	2013
Balance at beginning of period	$4,740	$4,182	$4,494	$4,048
Gross realized gains	149	119	187	261
Gross realized losses	—	(17)	—	(18)
Unrealized gains (losses), net	(131)	55	38	46
Other-than-temporary impairments	(4)	(15)	(10)	(44)
Interest, dividends, contributions and other	(13)	8	32	39
Balance at end of period	$4,741	$4,332	$4,741	$4,332

Trust assets are used to pay income taxes as the Trust files separate income taxes returns from SCE. Deferred income taxes related to unrealized gains at September 30, 2014 were $431 million. Accordingly, the fair value of Trust assets available to pay future decommissioning costs, net of deferred income taxes, totaled $4.3 billion at September 30, 2014. Due to regulatory mechanisms, changes in assets of the trusts from income items have no impact on operating revenue or earnings.

Note 11.    Regulatory Assets and Liabilities
Regulatory Assets
SCE's regulatory assets included on the consolidated balance sheets are:

(in millions)	September 30, 2014	December 31, 2013
Current:
Regulatory balancing accounts	$1,101	$484
Energy derivatives	64	54
Other	5	—
Total current	1,170	538
Long-term:
Deferred income taxes, net	3,361	2,957
Pensions and other postretirement benefits	506	369
Energy derivatives	721	816
Unamortized investments, net	275	332
San Onofre	1,386	1,325
Unamortized loss on reacquired debt	206	222
Regulatory balancing accounts	545	818
Other	329	402
Total long-term	7,329	7,241
Total regulatory assets	$8,499	$7,779
Regulatory Liabilities
SCE's regulatory liabilities included on the consolidated balance sheets are:

(in millions)	September 30, 2014	December 31, 2013
Current:
Regulatory balancing accounts	$750	$724
Other	44	43
Total current	794	767
Long-term:
Costs of removal	2,833	2,780
Asset retirement obligations	1,769	1,071
Regulatory balancing accounts	1,085	1,132
San Onofre	677	—
Other	23	12
Total long-term	6,387	4,995
Total regulatory liabilities	$7,181	$5,762

Net Regulatory Balancing Accounts
The following table summarizes the significant components of regulatory balancing accounts included in the above tables of regulatory assets and liabilities:

(in millions)	September 30, 2014	December 31, 2013
Asset (liability)
Energy resource recovery account	$1,570	$1,005
Four Corners memorandum account	6	145
New system generation balancing account	117	132
Public purpose programs and energy efficiency programs	(832)	(1,037)
Base rate recovery balancing account	(243)	(247)
Greenhouse gas auction revenue	(300)	(385)
FERC formula rates and FERC balancing accounts	(89)	(59)
FERC energy settlements	(195)	—
Other	(223)	(108)
Net liability	$(189)	$(554)
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
San Onofre
SCE believes that the actions taken and costs incurred in connection with the San Onofre replacement steam generators and outages have been prudent. Accordingly, SCE has argued in related CPUC regulatory proceedings that its operating, capital, and market power costs should be recoverable through base rates and the ERRA balancing account (as reduced by the charges recorded in 2013 and 2014). SCE, however, cannot provide assurance that the CPUC will not disallow costs incurred or order refunds to customers of amounts collected in rates, or that SCE will be successful in recovering amounts from third parties. Disallowances of costs and/or refund of amounts received from customers could be material and adversely affect SCE's financial condition, results of operations and cash flows. In March 2014, SCE, in recognition of these risks, entered into the

San Onofre OII Settlement Agreement with San Diego Gas & Electric Company, ORA, TURN, FOE and CUE that, if approved by the CPUC, would resolve the disallowance and regulatory recovery issues in accordance with the terms of the Agreement. This Agreement was subsequently amended and restated in September 2014. SCE will pursue recoveries from the manufacturer of the replacement steam generators and under San Onofre's insurance, but there is no assurance that SCE will recover all of its applicable costs pursuant to these arrangements. See Note 9 for further details.
San Gabriel Valley Windstorm Investigation
In November 2011, a windstorm resulted in significant damage to SCE's electric system and service outages for SCE customers primarily in the San Gabriel Valley. The CPUC directed its Safety and Enforcement Division ("SED") to conduct an investigation focused on the cause of the outages, SCE's service restoration effort, and SCE's customer communications during the outages. The SED issued its final report in January 2013 that asserted, among other things, that SCE and others with whom SCE shares utility poles violated certain CPUC safety rules applicable to overhead line construction, maintenance and operation, which may have caused the failures of affected poles and supporting cables. In February 2014, SCE entered into agreements with the SED to settle this matter and another, unrelated matter involving SCE's system that occurred in San Bernardino for $24.5 million, including penalties totaling $15 million, which were approved by the CPUC without modification.
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
At September 30, 2014, SCE's recorded estimated minimum liability to remediate its 20 identified material sites (sites in which the upper end of the range of the costs is at least $1 million) was $110 million, including $72 million related to San Onofre. In addition to these sites, SCE also has 38 immaterial sites for which the total minimum recorded liability was $3 million. Of the $113 million total environmental remediation liability for SCE, $109 million has been recorded as a regulatory asset. SCE expects to recover $37 million through an incentive mechanism that allows SCE to recover 90% of its environmental remediation costs at certain sites (SCE may request to include additional sites) and $72 million through a mechanism that allows SCE to recover 100% of the costs incurred at certain sites through customer rates. SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites.

The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs at the identified material sites and immaterial sites could exceed its recorded liability by up to $159 million and $7 million, respectively. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes.
SCE expects to clean up and mitigate its identified sites over a period of up to 30 years. Remediation costs for each of the next four years are expected to range from $4.8 million to $31.1 million. Costs incurred for the nine months ended September 30, 2014 and 2013 were $3 million and $5 million, respectively.
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
In June 2010, the United States Court of Federal Claims issued a decision granting SCE and the San Onofre co-owners damages of approximately $142 million (SCE share $112 million) to recover costs incurred through December 31, 2005 for the DOE's failure to meet its obligation to begin accepting spent nuclear fuel from San Onofre. SCE received payment from the federal government in the amount of the damage award in November 2011. SCE has returned to the San Onofre co-owners their respective shares of the damage award paid. In December 2013, the CPUC approved SCE's proposal to return the SCE share of the award to customers based on the amount that customers actually contributed for fuel storage costs, resulting in approximately $94 million of the SCE share being returned to customers and the remaining $18 million being returned to shareholders. SCE, as operating agent, filed a lawsuit on behalf of the San Onofre owners against the DOE in the Court of Federal Claims in December 2011 seeking damages of approximately $98 million for the DOE's failure to meet its obligation to begin accepting spent nuclear fuel for the period from January 1, 2006 to December 31, 2010. In September 2014, SCE added damages incurred for the period from January 1, 2011 to December 31, 2013 in the approximate amount of $84 million to its December 2011 lawsuit. Additional legal action would be necessary to recover damages incurred after December 31, 2013. All damages recovered by SCE are subject to CPUC review as to how these amounts would be distributed among customers, shareholders, or to offset fuel decommissioning or storage costs.
Note 13.    Preferred and Preference Stock of Utility
During the first quarter of 2014, SCE issued 110,004 shares of 5.75% Series H preference stock (cumulative, $2,500 liquidation value) to SCE Trust III, a special purpose entity formed to issue trust securities as discussed in Note 3. The Series H preference stock may be redeemed at par, in whole, but not in part, at any time prior to March 15, 2024 if certain changes in tax or investment company laws occur. After March 15, 2024, SCE may redeem the Series H shares at par, in whole or in part. After March 15, 2024, distributions will accrue and be payable at a floating rate. The shares are not subject to mandatory redemption. The proceeds from the sale of these shares were used to repay commercial paper borrowings and for general corporate purposes.
Note 14.    Accumulated Other Comprehensive Loss
Edison International's accumulated other comprehensive loss, net of tax consist of:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2014	2013	2014	2013
Beginning balance	$(13)	$(82)	$(13)	$(87)
Pension and PBOP – net gain (loss):
Other comprehensive loss before reclassifications	(12)	—	(17)	(2)
Reclassified from accumulated other comprehensive loss[1]	3	3	6	10
Other	(1)	—	1	—
Change	(10)	3	(10)	8
Ending Balance	$(23)	$(79)	$(23)	$(79)

[1]	These items are included in the computation of net periodic pension and PBOP expense. See Note 8 for additional information.

SCE's accumulated other comprehensive loss, net of tax consist of:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2014	2013	2014	2013
Beginning balance	$(8)	$(30)	$(11)	$(29)
Pension and PBOP – net gain (loss):
Other comprehensive loss before reclassifications	—	—	—	(4)
Reclassified from accumulated other comprehensive loss[1]	1	2	2	5
Other	(1)	—	1	—
Change	—	2	3	1
Ending Balance	$(8)	$(28)	$(8)	$(28)

[1]	These items are included in the computation of net periodic pension and PBOP expense. See Note 8 for additional information.
Note 15.    Interest and Other Income and Other Expenses
Interest and other income and other expenses are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2014	2013	2014	2013
SCE interest and other income:
FERC energy settlements	$1	$—	$15	$—
Equity allowance for funds used during construction	19	14	50	54
Increase in cash surrender value of life insurance policies and life insurance benefits	10	10	28	24
Interest income	1	2	6	8
Other	5	1	6	3
Total SCE interest and other income	36	27	105	89
Edison International Parent and Other other income	4	1	4	2
Total Edison International interest and other income	$40	$28	$109	$91
SCE other expenses:
Penalties	$15	$—	$15	$—
Civic, political and related activities and donations	8	9	22	24
Other	6	6	15	14
Total SCE other expenses	29	15	52	38
Edison International Parent and Other other expenses	—	—	—	—
Total Edison International other expenses	$29	$15	$52	$38
SCE has participated in proceedings seeking recovery of refunds from sellers of electricity and natural gas who manipulated the electric and natural gas markets during the energy crisis in California in 2000 – 2001. SCE is authorized to refund to customers any refunds actually realized by SCE, net of litigation costs and amounts retained by SCE as a shareholder incentive pursuant to an established sharing arrangement. During the nine months ended September 30, 2014, eight FERC-approved settlement agreements were finalized providing SCE with total refunds of $216 million of which $15 million is subject to the shareholder incentive.
In August 2014, the CPUC approved two settlement agreements between SCE and the SED related to 2011 events in San Bernardino and San Gabriel, California. The settlement agreements resulted in SCE paying a $15 million penalty to the State General Fund. See Note 12 for further details.

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
Under the Amended Plan of Reorganization, EME emerged from bankruptcy free of liabilities but remained an indirect wholly-owned subsidiary of Edison International, which will continue to be consolidated with Edison International for income tax purposes. On April 1, 2014, all of the assets and liabilities of EME that were not otherwise discharged in the bankruptcy or transferred to NRG Energy were transferred to a newly formed trust under the control of EME's existing creditors (the "Reorganization Trust"), except for (a) EME's income tax attributes, which are retained by the Edison International consolidated income tax group; (b) certain tax and pension related liabilities in the approximate amount of $342 million, which have been assumed by Edison International and for substantially all of which Edison International had joint and several responsibility; and (c) EME's indirect interest in Capistrano Wind Partners (the indirect investment in Capistrano Wind project is accounted for at fair value) and a small hydroelectric project.
Edison International has agreed to pay to the Reorganization Trust an amount equal to 50% of EME's federal and California income tax benefits, which were not previously paid to EME under a tax allocation agreement between Edison International and EME that expired on December 31, 2013 ("EME Tax Attributes") and which were initially estimated to be approximately $1.191 billion, subject to an estimate updating procedure set forth in the EME Settlement Agreement. As called for in the EME Settlement Agreement, Edison International made an initial cash payment to the Reorganization Trust of $225 million in April 2014. In August 2014, Edison International entered into an amendment of the Settlement Agreement to finalize the remaining matters related to the EME Settlement including setting the EME Tax Attributes at $1.206 billion and the amount of the two installment payments, including interest, at $204 million due on September 30, 2015 and $214 million due on September 30, 2016.
As a result of the EME Settlement Agreement, Edison International recorded, as part of discontinued operations, losses of $16 million and income of $168 million during the three and nine months ended September 30, 2014, respectively.
Assuming continuation of existing tax law and tax rates, Edison International also anticipates realization of the tax benefits over a period similar to the period for which it pays for them. Extension of bonus depreciation would defer realization of the benefits, and reduction of federal income tax rates could permanently reduce them. Pending the realization of the tax benefits, Edison International will finance the settlement from existing credit lines.

Note 17.    Supplemental Cash Flows Information
Supplemental cash flows information for continuing operations is:

	Edison International		SCE
	Nine months ended September 30,
(in millions)	2014	2013	2014	2013
Cash payments for interest and taxes:
Interest, net of amounts capitalized	$412	$431	$411	$415
Tax payments, net	190	27	15	18
Non-cash financing and investing activities:
Dividends declared but not paid:
Common stock	$116	$110	$126	$120
Preferred and preference stock	4	4	4	4
Notes issued under EME Settlement Agreement	410	—	—	—
SCE's accrued capital expenditures at September 30, 2014 and 2013 were $505 million and $401 million, respectively. Accrued capital expenditures will be included as an investing activity in the consolidated statements of cash flow in the period paid.

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
The MD&A for the nine months ended September 30, 2014 discusses material changes in the consolidated financial condition, results of operations and other developments of Edison International and SCE since December 31, 2013, and as compared to the nine months ended September 30, 2013. This discussion presumes that the reader has read or has access to Edison International's and SCE's MD&A for the calendar year 2013 (the "year-ended 2013 MD&A"), which was included in the 2013 Form 10-K.
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

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2014	2013	Change	2014	2013	Change
Net income (loss) attributable to Edison International
Continuing operations
SCE	$503	$477	$26	$1,072	$642	$430
Edison International Parent and Other	(7)	(14)	7	(26)	(27)	1
Discontinued operations	(16)	(25)	9	146	(1)	147
Edison International	480	438	42	1,192	614	578
Less: Non-core items
SCE	—	—	—	(96)	(365)	269
Edison International Parent and Other	—	—	—	—	7	(7)
Discontinued operations	(16)	(25)	9	146	(1)	147
Total non-core items	(16)	(25)	9	50	(359)	409
Core earnings (losses)
SCE	503	477	26	1,168	1,007	161
Edison International Parent and Other	(7)	(14)	7	(26)	(34)	8
Edison International	$496	$463	$33	$1,142	$973	$169
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
SCE's third quarter 2014 core earnings increased $26 million from the third quarter of 2013 primarily due to higher authorized revenues from rate base growth partially offset by lower income tax benefits.
Edison International Parent and Other's third quarter core losses decreased $7 million primarily due to higher income from Edison Capital's investments in affordable housing projects and higher income tax benefits, partially offset by higher corporate and new business expenses.
SCE's core earnings for the nine months ended September 30, 2014 increased $161 million from the nine months ended September 30, 2013 primarily due to higher authorized revenues from rate base growth, higher income tax benefits and lower severance costs. In addition, during the nine months ended September 30, 2014, SCE recorded $19 million ($11 million after-tax) from a change in estimate of revenues under its FERC formula rate and $15 million ($9 million after-tax) of benefits related to FERC energy settlements. See "Notes to Consolidated Financial Statements—Note 15. Interest and Other Income and Other Expenses." During the nine months ended September 30, 2014 and 2013, SCE incurred severance costs (after-tax) related to workforce reductions of $4 million and $26 million, respectively.

Edison International Parent and Other's core losses for the nine months ended September 30, 2014 decreased $8 million from the nine months ended September 30, 2013 primarily due to higher income tax benefits and higher income from Edison Capital's investments in affordable housing projects, partially offset by new business expenses.
Consolidated non-core items for 2014 and 2013 for SCE and Edison International included:

•
Impairment and other charges of $231 million ($96 million after-tax) in the first quarter of 2014 related to the San Onofre OII Settlement Agreement (as discussed below) and $575 million ($365 million after-tax) in the second quarter of 2013 related to the permanent retirement of San Onofre Units 2 and 3. These charges result in a total impact of the San Onofre OII settlement estimated to be $806 million (approximately $461 million after-tax). Such amounts do not reflect any recoveries from third parties by SCE. For further information, see "—San Onofre Issues" and "Notes to Consolidated Financial Statements—Note 9. San Onofre Issues—Accounting and Financial Impact."

•
A loss of $16 million during the third quarter of 2014 and income of $168 million during the nine months ended September 30, 2014 related to the impact of completing the transactions called for in the EME Settlement Agreement (as defined below). In August 2014, Edison International entered into an amendment of the Settlement Agreement to finalize the remaining matters related to the EME Settlement as discussed further below. In addition, Edison International recorded an income tax loss of $22 million for the first quarter of 2014 compared to a loss of $25 million and $1 million for the three- and nine-month periods in 2013 from revised estimates of the tax impact of a tax deconsolidation of EME from Edison International. Edison International continues to consolidate EME for federal and certain combined state tax returns. For further information, see "—EME Chapter 11 Bankruptcy."

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
On September 23, 2014, SCE entered into an Amended and Restated Settlement Agreement (the "San Onofre OII Amended Settlement Agreement") with The Utility Reform Network ("TURN"), the CPUC's Office of Ratepayer Advocates ("ORA"), SDG&E, the Coalition of California Utility Employees ("CUE"), and Friends of the Earth ("FOE") (together, the "Settling Parties"). If implemented, the San Onofre OII Amended Settlement Agreement will constitute a complete and final resolution of the CPUC's OII and related proceedings regarding the Steam Generator Replacement Project ("SGRP") at San Onofre and the related outage and subsequent shutdown of San Onofre. The Settling Parties agreed to amend the Settlement Agreement that was originally entered into in March 2014 in response to an Assigned Commissioner's and Administrative Judges’ Ruling that was issued on September 5, 2014. The San Onofre OII Amended Settlement Agreement does not affect proceedings before the NRC or proceedings related to recoveries from third parties described below, but does describe how shareholders and customers will share any potential recoveries. Implementation of the San Onofre OII Amended Settlement Agreement is subject to the approval of the CPUC. The San Onofre OII Amended Settlement Agreement is subject to termination by any of the Settling Parties if the CPUC has not approved it by December 23, 2014, but there can be no certainty of when or what the CPUC will actually decide. On October 9, 2014, the Administrative Law Judges in the OII issued a Proposed Decision approving the San Onofre OII Amended Settlement Agreement. Under applicable rules, the CPUC cannot render a final decision for at least thirty days following the date of the Proposed Decision, but there can be no certainty of when or what the CPUC will actually decide. The parties to the San Onofre OII Amended Settlement Agreement have agreed to exercise their best efforts to obtain CPUC approval. For further information regarding the San Onofre OII Amended Settlement Agreement's treatment of disallowances, refunds and rate recoveries, the accounting impact thereof, and the current status of

CPUC proceedings related to the San Onofre OII Amended Settlement Agreement, see "Notes to Consolidated Financial Statements—Note 9. San Onofre Issues" and "—Highlights of Operating Results." As indicated in Note 9 and "—Highlights of Operating Results," SCE has recorded the effects of the San Onofre OII Amended Settlement Agreement assuming it is approved. Accordingly, if the San Onofre OII Amended Settlement Agreement is approved, SCE does not expect implementation of rate recoveries and rate refunds contemplated by the San Onofre OII Amended Settlement Agreement will have a material impact on future net income. Such amounts do not reflect any recoveries from third parties by SCE.
Third-Party Recoveries
As discussed in the 2013 Form 10-K, San Onofre carries accidental property damage and carried accidental outage insurance issued by Nuclear Electric Insurance Limited ("NEIL") and has placed NEIL on notice of claims under both policies. The NEIL policies have a number of exclusions and limitations that NEIL may assert reduce or eliminate coverage, and SCE may choose to challenge NEIL's application of any such exclusions and limitations. The estimated total claims under the accidental outage insurance through June 28, 2014 are approximately $427 million (SCE's share of which is approximately $334 million). Accidental outage policy benefits may be subject to reduction by up to 90% for the periods following announcement of the permanent retirement of the Units. The accidental outage insurance at San Onofre has been canceled prospectively as a result of the permanent retirement. SCE has not submitted a proof of loss under the accidental property damage insurance but reserves the right to do so. It is possible that the NEIL Board of Directors will make a coverage determination by the end of 2014, but it may take longer. SCE may challenge any reduction or denial of coverage. No amounts have been recognized in SCE's financial statements, pending NEIL's response.
Under the San Onofre OII Amended Settlement Agreement, recoveries from NEIL, if any, will first be applied on and after December 31, 2014 to reimburse costs incurred in pursuing such recoveries, including litigation costs. To the extent SCE's share of recoveries from NEIL exceeds such costs, recoveries under the accidental outage insurance will be allocated 95% to ratepayers and 5% to SCE and all other NEIL recoveries will be allocated 82.5% to ratepayers and 17.5% to SCE. SCE ratepayers' portion of amounts recovered from NEIL would be distributed to SCE ratepayers via a credit to SCE's ERRA account.
SCE is also pursuing claims against Mitsubishi Heavy Industries, Ltd. and related companies ("MHI"), which designed and supplied the RSGs. MHI warranted the RSGs for an initial period of 20 years from acceptance and is contractually obligated to repair or replace defective items with dispatch and to pay specified damages for certain repairs. MHI's liability under the purchase agreement is limited to $138 million and excludes consequential damages, defined to include "the cost of replacement power;" however, limitations in the contract are subject to applicable exceptions both in the contract and under law. SCE has advised MHI that it believes one or more of such exceptions apply and that MHI's liability is not limited to $138 million, and MHI has advised SCE that it disagrees. In October 2013, after a prescribed 90-day waiting period from the service of an earlier notice of dispute, SCE sent MHI a formal request for binding arbitration under the auspices of the International Chamber of Commerce in accordance with the purchase contract seeking damages for all losses. In the request for arbitration, SCE alleges contract and tort claims and seeks at least $4 billion in damages on behalf of itself and its ratepayers and in its capacity as Operating Agent for San Onofre. MHI has denied any liability and has asserted counterclaims for $41 million, for which SCE has denied any liability. Each of the other co-owners sued MHI, alleging claims arising from MHI's supplying the faulty steam generators, which have been stayed pending the arbitration. The other co-owners (SDG&E and Riverside) have been added as additional claimants in the arbitration, with party status.
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
Under the San Onofre OII Amended Settlement Agreement, recoveries from MHI (including amounts paid by MHI under the first invoice), if any, will first be applied on and after December 31, 2014 to reimburse costs incurred in pursuing such recoveries, including litigation costs. To the extent SCE's share of recoveries from MHI exceed such costs, they will be allocated 50% to ratepayers and 50% to SCE.
The first $282 million of SCE's ratepayers' portion of such recoveries from MHI will be distributed to ratepayers via a credit to a sub-account of SCE's Base Revenue Requirement Balancing Account ("BRRBA"), reducing revenue requirements from ratepayers. Amounts in excess of the first $282 million distributable to SCE ratepayers will reduce SCE's regulatory asset represented by the unamortized balance of investment in San Onofre base plant, reducing the revenue requirement needed to amortize such investment. The amortization period, however, will be unaffected. Any additional amounts received after the regulatory asset is recovered will be applied to the BRRBA.

The San Onofre OII Amended Settlement Agreement provides the utilities with the discretion to resolve the NEIL and MHI disputes without CPUC approval or review, but the utilities are obligated to use their best efforts to inform the CPUC of any settlement or other resolution of these disputes to the extent this is possible without compromising any aspect of the resolution. SCE and SDG&E have also agreed to allow the CPUC to review the documentation of any final resolution of the NEIL and MHI disputes and the litigation costs incurred in pursuing claims against MHI and NEIL to ensure they are not exorbitant in relation to the recovery obtained. There is no assurance that there will be any recoveries from NEIL or MHI or that if there are recoveries, that they will exceed the costs incurred to pursue them. Were there to be recoveries, SCE cannot speculate when they would be received.
Rate Impacts
To the extent that SCE collects in rates amounts that are in excess of the amounts recoverable under the San Onofre OII Amended Settlement Agreement, such amounts will be credited to SCE's ERRA account, thereby reducing the undercollected balance that would otherwise be subject to rate recovery. SCE estimates that if the settlement had been implemented on September 30, 2014, the refund of revenue related to the SGRP, the refund of the difference between authorized and recorded operation and maintenance expenses for 2013 and the first nine months of 2014, the refund from the reduction of returns on the balance of its San Onofre investment and the other elements of the settlement would have resulted in a refund to ratepayers of approximately $677 million. SCE's ERRA undercollection at September 30, 2014 was $1.57 billion. See "—ERRA Balancing Account" below for more information.
As a result of the disallowances, refunds and reduced returns contemplated by the San Onofre OII Amended Settlement Agreement, SCE ratepayers will also have a reduction from the current level of authorized revenue set forth in SCE's 2012 General Rate Case. Calculation of the reduction of revenue requirement over any meaningful period of time is subject to a number of estimates and assumptions which may prove to be inaccurate. Subject to such uncertainty, SCE estimates that the present value of the revenue requirement that will be collected in rates under the San Onofre OII Settlement Agreement will be more than $1 billion below the present value (using a 10% discount rate) of the revenue requirement that SCE had been seeking in the OII before the settlement.
NRC Proceedings
For information on the NRC proceedings, see "Notes to Consolidated Financial Statements—Note 9. San Onofre Issues—Continuing NRC Proceedings."
Decommissioning
As discussed in the 2013 Form 10-K, the decommissioning of a nuclear plant requires the management of three related activities: radiological decommissioning, non-radiological decommissioning and the management of spent nuclear fuel. The decommissioning process may take many years as is expected at San Onofre. In June 2013, SCE began the initial activity phase of radiological decommissioning by filing with the NRC a certification of permanent cessation of power operations at San Onofre. Notifications of permanent removal of fuel from the reactor vessels were provided in June and July 2013 for Units 3 and 2, respectively. On September 23, 2014, SCE submitted its Post-Shutdown Decommissioning Activities Report (“PSDAR”), Irradiated Fuel Management Plan and Decommissioning Cost Estimate for SONGS, Units 2 and 3 to the NRC. These submittals are now subject to a ninety day period for NRC review and acceptance. Major radiological decommissioning activities may only start 90 days after the NRC receipt of the PSDAR.
During the second quarter of 2014, SCE updated its decommissioning cost estimate based on a site specific assessment. The decommissioning cost estimate in 2014 dollars is $4.4 billion (SCE share – $3.3 billion) and includes costs from June 7, 2013 through to the respective completion dates to decommission San Onofre Units 2 and 3. The decommissioning cost estimate is subject to a number of estimates including the cost of burial of nuclear waste, cost of removal of property, site remediation costs as well as a number of other assumptions and estimates, including when the federal government may remove spent fuel canisters from the San Onofre site, as to which there can be no assurance. The cost estimate is subject to change and such changes may be material. SCE's share of the present value of decommissioning costs after escalation and using current discounts rates was $3.0 billion at September 30, 2014. For further information, see "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—Asset Retirement Obligation."
SCE has nuclear decommissioning trust funds for San Onofre Units 2 and 3 of $3.36 billion as of September 30, 2014, which is comprised of annual contributions made through rates and earnings on the trust funds' balances. If the decommissioning cost estimate and assumptions regarding trust performance do not change, SCE believes that future contributions to the trust funds will not be necessary. Other than the use of funds for the planning of radiological decommissioning (up to a maximum of 3% of a generic formula amount under NRC regulations, or $31 million), the CPUC must issue an order granting prior approval for withdrawal of decommissioning trust funds to be used for radiological decommissioning, non-radiological decommissioning and spent fuel management. The CPUC's authority to authorize the use of trust funds for decommissioning activities is provided by the Nuclear Facility Decommissioning Act of 1985. SCE has filed a request with the CPUC to authorize early release of trust funds for costs up to a specified cost cap of $214 million to cover SCE's share of 2013 decommissioning costs. The request also seeks CPUC approval for a process by which SCE will be able to seek the release of trust funds to cover decommissioning costs incurred in 2014 and future periods until the CPUC approves a permanent San Onofre decommissioning plan and cost recovery mechanism.
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
In May 2014, the CPUC issued a final decision in the 2014 ERRA forecast proceeding that adopted SCE's requested increase of $1.12 billion and deferred collection of $467 million of San Onofre-related replacement power costs incurred in 2013 until resolution of such costs in the San Onofre OII proceeding consistent with the CPUC decision in the 2013 ERRA forecast proceeding. SCE implemented a rate increase from the 2014 forecast proceeding consistent with the final decision, effective June 1, 2014.
In June 2014, SCE filed its 2015 ERRA forecast application, requesting an annual revenue requirement, beginning on January 1, 2015, of $5.62 billion (assuming the San Onofre OII Settlement Agreement is approved by the CPUC in 2014) or, alternatively, $6.41 billion (assuming the San Onofre OII Settlement Agreement is not approved by the CPUC or delayed beyond 2014).
As of September 30, 2014, SCE's fuel and power procurement-related costs were undercollected by $1.57 billion. With the 2014 ERRA rate increase implemented on June 1, 2014, SCE does not expect material increases in undercollections by year-end from fuel and power procurement costs. The ERRA undercollection balance is expected to decrease during 2015, assuming:

•
approval of the application of refunds provided for in the San Onofre OII Amended Settlement Agreement, including refunds related to the SGRP and authorized revenue in excess of SCE cost of service during 2013 and 2014 as discussed above under the heading "—San Onofre Issues;"

•	approval of SCE's request to classify the majority of costs incurred at San Onofre since June 7, 2013 as decommissioning costs and reimbursement from SCE's nuclear decommissioning trust; and

•	approval of SCE's 2015 ERRA forecast application, with implementation of revised rates occurring during the first quarter of 2015.
These decreases may be partially offset by higher than forecasted natural gas and power prices. SCE may finance unrecovered power procurement-related costs with commercial paper or other borrowing, subject to availability in the capital markets. Delays in approval of rate increases to recover undercollection of fuel and purchase power costs would adversely impact SCE's liquidity.

2015 General Rate Case
In November 2013, SCE filed its 2015 GRC application requesting a 2015 base rate revenue requirement of $6.462 billion, which was subsequently reduced in April 2014 to $5.860 billion to remove costs related to Four Corners and San Onofre, as directed by the ALJs assigned to the case. SCE's revised request would be a $227 million increase over currently authorized base rate revenue. The application also proposed post-test year increases in 2016 and 2017 of $321 million and $330 million, respectively. On July 3, 2014, SCE submitted supplemental testimony, as requested by an Assigned Commissioner Ruling, that provided specific information on how mitigation of safety- and reliability-related risks were taken into account in SCE's 2015 GRC application. In September 2014, in its rebuttal testimony, SCE further revised its requested base rate revenue requirement to $5.775 billion, which would be a $142 million increase over currently authorized base rate revenue. The rebuttal testimony also proposed post-test year increases in 2016 and 2017 of $301 million and $315 million, respectively.
The CPUC's Office of Ratepayer Advocates ("ORA"), recommended that SCE's requested 2015 base revenue requirements be decreased by approximately $607 million, comprised of approximately $302 million in operations and maintenance expense reductions and approximately $305 million in capital-related revenue requirement reductions. TURN recommended that SCE's requested 2015 base revenue requirements be decreased by approximately $412 million, comprised of approximately $131 million in operations and maintenance expense reductions and approximately $281 million in capital-related revenue requirement reductions. TURN's recommendation also included a reduction in revenue requirement related to repair deductions that originated during the period 2012 – 2014.
Evidentiary hearings on SCE's 2015 GRC began in late September 2014 and are expected to be completed in October 2014. The request for supplemental testimony discussed above is expected to delay a final 2015 GRC decision until beyond 2014, although consistent with historical CPUC practice, SCE expects that a final decision will be retroactively effective as of January 1, 2015. SCE cannot predict the revenue requirement the CPUC will ultimately authorize or when a final decision will be adopted.
Capital Program
During the first nine months of 2014, SCE's capital program continued to emphasize projects for maintaining reliability and expanding the capability of SCE's transmission and distribution system; upgrading and constructing new transmission lines and substations for system reliability and increased access to renewable energy; and maintaining performance of SCE's natural gas, and hydro-electric generating plants. Total capital expenditures (including accruals) were $2.6 billion and $2.4 billion for the first nine months of 2014 and 2013, respectively.
SCE currently projects that 2014 capital expenditures will be in the range of $3.6 billion to $4.1 billion. SCE forecasts capital expenditures in the range of $15.4 billion to $17.4 billion for 2014 – 2017. Actual capital spending will be affected by: changes in regulatory, environmental and engineering design requirements; permitting and project delays; cost and availability of labor, equipment and materials; and other factors.
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

As called for in the EME Settlement Agreement, Edison International made an initial cash payment to the Reorganization Trust of $225 million in April 2014. In August 2014, Edison International entered into an amendment of the Settlement Agreement to finalize the remaining matters related to the EME Settlement including setting the EME Tax Attributes at $1.206 billion and the amount of the two installment payments, including interest, at $204 million due on September 30, 2015 and $214 million due on September 30, 2016.
As a result of the EME Settlement Agreement, Edison International recorded, as part of discontinued operations, losses of $16 million and income of $168 million during the three and nine months ended September 30, 2014, respectively.
Assuming continuation of existing tax law and tax rates, Edison International also anticipates realization of the tax benefits over a period similar to the period for which it pays for them. Extension of bonus depreciation would defer realization of the benefits, and reduction of federal income tax rates could permanently reduce them. Pending the realization of the tax benefits, Edison International will finance the settlement from existing credit lines. See "Notes to Consolidated Financial Statements—Note 16. Discontinued Operations" for additional information related to these bankruptcy proceedings.

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
Three months ended September 30, 2014 versus September 30, 2013

	Three months ended September 30, 2014			Three months ended September 30, 2013
(in millions)	Utility Earning Activities	Utility Cost- Recovery Activities	Total Consolidated	Utility Earning Activities	Utility Cost- Recovery Activities	Total Consolidated
Operating revenue	$1,884	$2,454	$4,338	$1,845	$2,112	$3,957
Fuel and purchased power	—	2,182	2,182	—	1,808	1,808
Operation and maintenance	506	270	776	572	303	875
Depreciation, decommissioning and amortization	423	—	423	392	—	392
Property and other taxes	76	—	76	78	—	78
Total operating expenses	1,005	2,452	3,457	1,042	2,111	3,153
Operating income	879	2	881	803	1	804
Interest income and other	8	(1)	7	12	—	12
Interest expense	(132)	(1)	(133)	(130)	(1)	(131)
Income before income taxes	755	—	755	685	—	685
Income tax expense	224	—	224	183	—	183
Net income	531	—	531	502	—	502
Preferred and preference stock dividend requirements	28	—	28	25	—	25
Net income available for common stock	$503	$—	$503	$477	$—	$477
Core earnings[1]			$503			$477
Non-core earnings			—			—
Total SCE GAAP earnings			$503			$477

[1]	See use of non-GAAP financial measures in "Management Overview—Highlights of Operating Results."

Utility Earning Activities
Utility earning activities were primarily affected by the following:

•	Higher operating revenue of $39 million primarily due to the following:

•	An increase in CPUC-related revenue of $100 million primarily related to the increase in authorized revenue to support rate base growth.

•	An increase in FERC-related revenue of $30 million primarily related to rate base growth and higher operating costs.

•	A decrease in San Onofre-related estimated revenue of $69 million, as discussed below.

•
A decrease in Four Corners-related revenue of $25 million due to the sale of SCE's ownership interest in the Four Corners Generating Station in December 2013 (primarily offset in operation and maintenance and depreciation expense below).

•	Lower operation and maintenance expense of $66 million primarily due to a decrease in San Onofre-related expense of $53 million discussed below as well as Four Corners-related expense of $12 million.

•	Higher depreciation, decommissioning and amortization expense of $31 million primarily due to an increase in depreciation primarily related to transmission and distribution investments.

•
Lower interest income and other of $4 million primarily due to a $15 million penalty that resulted from the San Bernardino and San Gabriel settlement, partially offset by $7 million in sales tax refund related to San Onofre as discussed below and higher AFUDC equity income resulting from an implementation of a 2013 rate change. See "Notes to Consolidated Financial Statements—Note 15. Interest and Other Income and Other Expenses."

•	Higher income taxes of $41 million primarily due to higher pre-tax income. See "—Income Taxes" below for more information.
On June 6, 2013, SCE decided to permanently retire San Onofre Units 2 and 3. On March 27, 2014, SCE entered into the San Onofre OII Settlement Agreement to resolve CPUC regulatory issues associated with San Onofre and the failure of its replacement steam generators. See "Management Overview—San Onofre Issues" above for more information. The following table summarizes the results of operations attributable to the San Onofre plant for the three and nine months ended September 30, 2014 and 2013, respectively:

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2014		2013		2014		2013
Revenue	$29		$98		$79		$348
Operating expenses
Operation and maintenance	23		76		64	[1]	260	[1]
Depreciation and amortization	—		(11)	[4]	—		58
Property and other taxes	(2)	[3]	6		4	[2,3]	18
Impairment and other charges	—		—		231		575
AFUDC	—		—		—		(6)
Total operating expenses	21		71		299		905
Income (loss) before taxes	$8		$27		$(220)		$(557)

[1]	Includes severance costs of $1 million and $79 million for the nine months ended September 30, 2014 and 2013, respectively.

[2]	Includes a property tax refund of $5 million related to replacement steam generators reflected in the nine months ended September 30, 2014.

[3]
Includes a sales tax refund of $7 million related to replacement steam generators for the three and nine months ended September 30, 2014. The sales tax refund is included in "Interest and other income" on the consolidated income statements.

[4]	Includes a revision to year-to-date depreciation and amortization expense during 2013.

Utility Cost-Recovery Activities
Utility cost-recovery activities were primarily affected by the following:

•
Higher fuel and purchased power expense of $374 million was primarily driven by an increased load related to warmer weather and higher power and gas prices experienced in 2014 relative to 2013 and higher realized losses on economic hedging activities ($18 million in 2014 compared to $15 million in 2013), partially offset by lower fuel expense in 2014 due to the sale of Four Corners in December 2013.

•	Lower operation and maintenance expense of $33 million primarily due to lower costs for the GHG cap-and-trade program related to utility owned generation and lower transmission access charges.
Nine months ended September 30, 2014 versus September 30, 2013

	Nine months ended September 30, 2014			Nine months ended September 30, 2013
(in millions)	Utility Earning Activities	Utility Cost- Recovery Activities	Total Consolidated	Utility Earning Activities	Utility Cost- Recovery Activities	Total Consolidated
Operating revenue	$5,023	$5,253	$10,276	$5,012	$4,619	$9,631
Fuel and purchased power	—	4,563	4,563	—	3,818	3,818
Operation and maintenance	1,501	686	2,187	1,739	801	2,540
Depreciation, decommissioning and amortization	1,248	—	1,248	1,223	—	1,223
Property and other taxes	232	—	232	229	—	229
Impairment and other charges	231	—	231	575	—	575
Total operating expenses	3,212	5,249	8,461	3,766	4,619	8,385
Operating income	1,811	4	1,815	1,246	—	1,246
Interest income and other	53	—	53	51	—	51
Interest expense	(398)	(4)	(402)	(384)	—	(384)
Income before income taxes	1,466	—	1,466	913	—	913
Income tax expense	310	—	310	196	—	196
Net income	1,156	—	1,156	717	—	717
Preferred and preference stock dividend requirements	84	—	84	75	—	75
Net income available for common stock	$1,072	$—	$1,072	$642	$—	$642
Core earnings[1]			$1,168			$1,007
Non-core earnings			(96)			(365)
Total SCE GAAP earnings			$1,072			$642

[1]	See use of non-GAAP financial measures in "Management Overview—Highlights of Operating Results."

Utility Earning Activities
Utility earning activities were primarily affected by the following:

•	Higher operating revenue of $11 million primarily due to the following:

•	An increase in CPUC-related revenue of $260 million primarily related to the increase in authorized revenue to support rate base growth.

•
An increase in FERC-related revenue of $105 million primarily related to rate base growth and higher operating costs, including $19 million of additional revenue from a change in estimate under the FERC formula rate mechanism.

•	A decrease in San Onofre-related estimated revenue of $269 million, as discussed above.

•
A decrease in Four Corners-related revenue of $80 million due to the sale of SCE's ownership interest in the Four Corners Generating Station in December 2013 (primarily offset in operation and maintenance and depreciation expense below).

•	Lower operation and maintenance expense of $238 million primarily due to:

•	A decrease in San Onofre-related expense of $196 million discussed above as well as Four Corners-related expense of $42 million.

•	A decrease in severance costs of $23 million (excluding San Onofre) and lower planned outage costs of $11 million at Mountainview.

•	An increase of $35 million of higher operating costs primarily related to transmission and distribution, legal and safety.

•
Higher depreciation, decommissioning and amortization expense of $25 million primarily due to a $127 million increase in depreciation mainly related to transmission and distribution investments, partially offset by a decrease in San Onofre-related expense of $58 million discussed above and lower Four Corners-related expense of $32 million.

•
Higher interest income and other of $2 million primarily due to $15 million in FERC energy settlements, $7 million in sales tax refund related to San Onofre discussed above and $6 million in insurance benefits, partially offset by lower AFUDC equity income related to lower AFUDC rates and lower construction work in progress balances in 2014, including SCE no longer accruing AFUDC on construction work in progress balances for San Onofre, pending the outcome of the San Onofre OII, and lower interest income. In addition, in 2014, SCE incurred a $15 million penalty resulting from the San Bernardino and San Gabriel settlements. See "Notes to Consolidated Financial Statements—Note 15. Interest and Other Income and Other Expenses."

•	Higher interest expense of $14 million primarily due to lower capitalized interest (AFUDC debt) and higher balances on long-term debt to support rate base growth.

•	Higher income taxes of $114 million primarily due to higher pre-tax income. See "—Income Taxes" below for more information.

•	Higher preferred and preference stock dividends of $9 million related to a new issuance in 2014.
Utility Cost-Recovery Activities
Utility cost-recovery activities were primarily affected by the following:

•
Higher fuel and purchased power expense of $745 million was primarily driven by an increased load related to warmer weather and higher power and gas prices experienced in 2014 relative to 2013 and higher realized losses on economic hedging activities ($59 million in 2014 compared to $38 million in 2013), partially offset by lower fuel expense in 2014 due to the sale of Four Corners in December 2013 and FERC energy settlements refunded to customers (see "Notes to Consolidated Financial Statements—Note 15. Interest and Other Income and Other Expenses" for more information). In addition, during the second quarter of 2014, the CAISO issued invoices implementing a FERC order which revised FERC tariffs for costs associated with scheduling coordinator activities. The order and revised invoices reflect a shift in responsibility from transmission activities charged to all ISO participating transmission customers to generation activities charged to load customers. The impact of implementing the order and revised invoices resulted in a transmission refund of $106 million reflected in operation and maintenance expense and a generation surcharge of $83 million reflected in purchased power expense. These transactions did not impact earnings as the net refund was provided to ratepayers through a FERC balancing account mechanism.

•
Lower operation and maintenance of $115 million primarily due to the CAISO refund of $106 million mentioned above and lower costs for the GHG cap-and-trade program related to utility owned generation, partially offset by higher transmission access charges.

Supplemental Operating Revenue Information
SCE's retail billed and unbilled revenue (excluding wholesale sales and balancing account overcollections/undercollections) was $4.5 billion and $9.7 billion for the three and nine months ended September 30, 2014, respectively, compared to $3.9 billion and $9.1 billion for the respective periods in 2013. The revenue reflects:

•
Retail billed and unbilled revenue reflects a sales volume increase of $136 million and $144 million for the three and nine months ended September 30, 2014, respectively, due to higher load requirements related to warmer weather experienced in 2014 compared to the same period last year.

•
A rate increase of $423 million and $373 million for the three and nine months ended September 30, 2014, respectively, due to the implementation of the 2014 ERRA rate increase in June 2014. The year-to-date increase was partially offset by the greenhouse gas auction revenue and base rate differences refunded to customers in April 2014.

As a result of the CPUC-authorized decoupling mechanism, SCE earnings are not affected by changes in retail electricity sales (see "Item 1. Business—Overview of Ratemaking Process" in the 2013 Form 10-K).
Income Taxes
SCE's income tax provision increased by $41 million and $114 million for the three and nine months ended September 30, 2014, respectively, compared to same periods in 2013 primarily due to increases in pre-tax income.
The effective tax rates were 29.7% and 26.7% for the three months ended September 30, 2014 and 2013, respectively. The effective tax rates were 21.1% and 21.5% for the nine months ended September 30, 2014 and 2013, respectively. See "Item 1. Notes to Consolidated Financial Statements—Note 7. Income Taxes" for a reconciliation of the federal statutory rate of 35% to the effective income tax rates and "Management Overview—San Onofre Issues" above for more information.
The CPUC requires flow-through ratemaking treatment for the current tax benefit arising from certain property-related and other temporary differences, which reverse over time. The accounting treatment for these temporary differences results in recording regulatory assets and liabilities for amounts that would otherwise be recorded to deferred income tax expense.
SCE's income tax provision included the following change of estimates:

•	During the second quarter of 2014, SCE revised its liability for uncertain tax positions related to repair deductions for 2003 – 2010 which resulted in income tax benefits of $29 million.

•
During the third quarter of 2013, SCE revised its liability for uncertain tax positions related to generation repair deductions based on new IRS guidance that resulted in income tax benefits of $21 million.

Edison International Parent and Other
Results of operations for Edison International Parent and Other include amounts from other Edison International subsidiaries that are not significant as a reportable segment, as well as intercompany eliminations.
Income from Continuing Operations
The Edison International Parent and Other loss from continuing operations decreased by $7 million and $1 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The three and nine month results include Edison International Parent, Edison Mission Group and subsidiaries and new businesses conducted through Edison Energy. Corporate expenses of Edison International Parent and costs of new businesses conducted through Edison Energy were $4 million and $7 million higher during the three and nine months ended September 30, 2014 than 2013, respectively, in comparison to the same periods in 2013. The earnings of Edison Mission Group and subsidiaries for the three and nine months ended September 30, 2014 were $13 million and $20 million, respectively, compared to zero and $3 million during the three and nine months ended September 30, 2013. Earnings from Edison Mission Group and subsidiaries were higher in 2014 due to higher income from affordable housing projects and income tax benefits.

Income (Loss) from Discontinued Operations (Net of Tax)
Loss from discontinued operations, net of tax, was $16 million for the three months ended September 30, 2014, compared to a loss of $25 million for the same period in 2013. Income from discontinued operations, net of tax, was $146 million for the nine months ended September 30, 2014, compared to a loss of $1 million for the respective period in 2013. The 2014 loss and income were primarily due to the completion of the Amended Plan of Reorganization, including transactions recorded in the first nine months of 2014 associated with the sale of substantially all of EME's assets to NRG Energy, Inc. and other transactions called for in the EME Settlement Agreement. The 2013 loss from discontinued operations resulted from revised estimates of the tax impact of expected future deconsolidation and separation of EME from Edison International (see "Notes to Consolidated Financial Statements—Note 16. Discontinued Operations" for further information).
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
Available Liquidity
At September 30, 2014, SCE had a $2.75 billion multi-year revolving credit facility. For further details see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."
SCE's cash flows are affected by regulatory balancing accounts overcollections or undercollections. As of September 30, 2014 and December 31, 2013, SCE had net regulatory balancing account overcollections of $189 million and $554 million, respectively. The change was primarily due to higher undercollections related to fuel and procurement-related costs. See "Management Overview—ERRA Balancing Account" for further information. SCE may finance unrecovered power procurement-related costs as well as other balancing account undercollections and working capital requirements to support operations and capital expenditures with commercial paper or other borrowings, subject to availability in the capital markets.

Debt Covenant
The debt covenant in SCE's credit facility limits its debt to total capitalization ratio to less than or equal to 0.65 to 1. At September 30, 2014, SCE's debt to total capitalization ratio was 0.45 to 1.
Regulatory Proceedings

FERC Formula Rates
In July 2014, SCE provided its preliminary 2015 annual transmission revenue requirement update to interested parties. The update provided support for an increase in SCE's transmission revenue requirement of $95 million or 11.6% over amounts currently authorized in rates. The primary reason for the increase is the inclusion of costs associated with several large transmission projects that were completed in 2013, including Devers-Colorado River, Eldorado-Ivanpah, and the Red Bluff substation. SCE expects to file its 2015 annual update with the FERC by December 1, 2014 and the proposed rates would be effective from January 1, 2015 to December 31, 2015. In August 2014, the FERC granted SCE's requested recovery of $14.5 million in abandoned plant costs incurred as a result of the CPUC's order directing SCE to underground the Chino Hills segment of the Tehachapi transmission project in the 2016 formula rate update.

Energy Efficiency Incentive Mechanism
In September 2014 SCE requested $35 million in energy efficiency incentives for performance pertaining to program years 2011, 2012 and 2013. For program year 2013, SCE requested an initial incentive payment of $14 million. The 2013 request is subject to potential refund pending the completion of the CPUC's financial and management audits for the 2013 program period. For program year 2012, SCE requested $16 million in incentives based on the results of the CPUC financial and management audit report. For program year 2011, SCE requested $5 million in incentives based on the results of the CPUC audit. The 2011 program year request was the follow-up to an opportunity provided by the CPUC in December 2013 for SCE to earn an additional $5 million based on the results of a subsequent audit of 2011 energy efficiency programs performed in 2014. There is no assurance that the CPUC will make an award for any year.
Dividend Restrictions
The CPUC regulates SCE's capital structure which limits the dividends it may pay Edison International. SCE may make distributions to Edison International as long as the common equity component of SCE's capital structure remains at or above 48% on a 13-month weighted average basis. At September 30, 2014, SCE's 13-month weighted-average common equity component of total capitalization was 48.3% and the maximum additional dividend, taking into account declared but unpaid dividends, that SCE could pay to Edison International under this limitation was approximately $78 million, resulting in a restriction on net assets of approximately $13.01 billion.
SCE paid the $126 million dividend declared in June 2014 to Edison International during the third quarter. In August 2014, SCE declared another $126 million dividend to Edison International which will be paid in the fourth quarter of 2014. Future dividend amounts and timing of distributions are dependent upon several factors including the level of capital expenditures, operating cash flows and earnings.
Margin and Collateral Deposits
Certain derivative instruments, power procurement contracts and other contractual arrangements contain collateral requirements. Future collateral requirements may differ from the requirements at September 30, 2014, due to the addition of incremental power and energy procurement contracts with collateral requirements, if any, and the impact of changes in wholesale power and natural gas prices on SCE's contractual obligations.
Some of the power procurement contracts contain provisions that require SCE to maintain an investment grade credit rating from the major credit rating agencies. If SCE's credit rating were to fall below investment grade, SCE may be required to pay the liability or post additional collateral.
The table below provides the amount of collateral posted by SCE to its counterparties as well as the potential collateral that would be required as of September 30, 2014.

(in millions)
Collateral posted as of September 30, 2014[1]	$240
Incremental collateral requirements for power procurement contracts resulting from a potential downgrade of SCE's credit rating to below investment grade	69
Posted and potential collateral requirements[2]	$309

[1]
Net collateral provided to counterparties and other brokers consisted of $6 million of cash which was offset against net derivative liabilities on the consolidated balance sheets, $6 million of cash reflected in "Other current assets" on the consolidated balance sheets and $228 million in letters of credit and surety bonds.

[2]
SCE does not project a material increase in the total posted and potential collateral requirements based on SCE's forward positions as of September 30, 2014 due to adverse market price movements over the remaining lives of the existing power procurement contracts using a 95% confidence level.

Edison International Parent and Other
Edison International Parent and Other's liquidity and its ability to pay operating expenses and dividends to common shareholders are dependent on dividends from SCE and access to bank and capital markets.
At September 30, 2014, Edison International Parent had a $580 million available under its $1.25 billion multi-year revolving credit facility. For further details, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."

Edison International may finance working capital requirements to support operations and capital expenditures with commercial paper or other borrowings, subject to availability in the capital markets.
The debt covenant in Edison International Parent's credit facility requires a consolidated debt to total capitalization ratio of less than or equal to 0.65 to 1. At September 30, 2014, Edison International Parent's consolidated debt to total capitalization ratio was 0.49 to 1.
As discussed in "Management Overview—EME Chapter 11 Bankruptcy," Edison International made an initial cash payment to the Reorganization Trust of $225 million in April 2014. In August 2014, Edison International entered into an amendment of the Settlement Agreement to finalize the remaining matters related to the EME Settlement including setting the EME Tax Attributes at $1.206 billion and the amount of the two installment payments, including interest, at $204 million due on September 30, 2015 and $214 million due on September 30, 2016. Assuming continuation of existing law and tax rates, Edison International also anticipates realization of the tax benefits over a period similar to the period for which it pays for them. Extension of bonus depreciation would defer realization of the benefits, and reduction of federal income tax rates could permanently reduce them. Pending the realization of the tax benefits, Edison International will finance the settlement from existing credit lines.
During the third quarter of 2014, indirect subsidiaries of Edison International entered into three non-recourse debt and tax equity financings designed to fund significantly all of their capital requirements for approximately 35 megawatts solar rooftop projects. The projects are expected to sell their output to third parties under long-term power purchase agreements with terms ranging from 15 to 20 years. Completion of the construction phase of these projects is expected by mid-2015.
Historical Cash Flows
Southern California Edison Company

	Nine months ended September 30,
(in millions)	2014	2013
Net cash provided by operating activities	$2,513	$2,163
Net cash provided by financing activities	390	1,196
Net cash used by investing activities	(2,908)	(2,882)
Net decrease in cash and cash equivalents	$(5)	$477
Net Cash Provided by Operating Activities
Net cash provided by operating activities increased $350 million during the first nine months of 2014 compared to the same period in 2013 primarily due to the following:

•	$190 million decrease in balancing accounts primarily composed of:

•
$289 million increase resulting from lower ERRA balancing account undercollections for fuel and power procurement-related costs in 2014 compared to 2013. The change in the ERRA balancing account decreased operating cash flows by $565 million in 2014 compared to a decrease in operating cash flows of $854 million in 2013.

•
$216 million increase related to refunds from sellers of electricity and natural gas during the energy crisis in California in 2000 – 2001, see "Notes to Consolidated Financial Statements—Note 15. Interest and Other Income and Other Expenses."

•	$321 million decrease due to increased spending and lower funding of public purpose and energy efficiency programs.

•	$342 million decrease primarily due to refunding customers for a climate credit off set by greenhouse gas auction revenue.

•	$40 million decrease related to transmission revenue and access accounts.

•	higher cash inflow of approximately $380 million due to cash collected in excess of cost of service for San Onofre.

•	higher cash inflow of approximately $234 million due to the increase in pre-tax income, before depreciation and impairment and other charges, primarily driven by the increase in authorized revenue.

•
timing of cash receipts and disbursements related to working capital items. In addition, SCE had workforce reduction severance costs paid of $17 million and $132 million during the first nine months of 2014 and 2013, respectively.

Net Cash Provided by Financing Activities
The following table summarizes cash provided by financing activities for the nine months ended September 30, 2014 and 2013. Issuances of debt and preference stock are discussed in "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements—Long-Term Debt" and "—Note 13. Preferred and Preference Stock."

	Nine months ended September 30,
(in millions)	2014	2013
Issuances of first and refunding mortgage bonds, net	$398	$394
Long-term debt matured or repurchased	(405)	(201)
Issuances of preference stock, net	269	387
Redemptions of preference stock	—	(400)
Short-term debt financing, net	502	1,178
Payments of common stock dividends to Edison International	(252)	(240)
Payments of preferred and preference stock dividends	(88)	(81)
Other	(34)	159
Net cash provided by financing activities	$390	$1,196
Net Cash Used by Investing Activities
Cash flows from investing activities are primarily due to capital expenditures and funding of nuclear decommissioning trusts. Capital expenditures were $2.8 billion for both the nine months ended September 30, 2014 and 2013, respectively, primarily related to transmission, distribution and generation investments. Net purchases of nuclear decommissioning trust investments and other was $105 million and $100 million for the nine months ended September 30, 2014 and 2013, respectively.
Edison International Parent and Other
The table below sets forth condensed historical cash flow from operations for Edison International Parent and Other.

	Nine months ended September 30,
(in millions)	2014	2013
Net cash used by operating activities	$(486)	$(93)
Net cash provided by financing activities	515	79
Net cash used by investing activities	(28)	(23)
Net increase (decrease) in cash and cash equivalents	$1	$(37)
Net Cash Used by Operating Activities
Net cash used by operating activities decreased $486 million for the first nine months of 2014 compared to 2013 due to:

•	$225 million initial cash payment to the Reorganization Trust in April 2014, see "Management Overview—EME Chapter 11 Bankruptcy" for further information;

•
Net payments of $175 million to the IRS, which included a $189 million deposit related to open tax years 2003 through 2006, see "Notes to Consolidated Financial Statements—Note 7. Income Taxes—Tax Disputes" for further information; and

•	the timing of payments and receipts relating to interest, operating costs and income taxes.

Net Cash Provided by Financing Activities
Net cash provided by financing activities for the first nine months of 2014 were as follows:

•	Paid $347 million of dividends to Edison International common shareholders;

•	Received $252 million of dividend payments from SCE; and

•
Borrowed $636 million of short-term debt (net) to fund $225 million initial cash payment to the Reorganization Trust in April 2014, fund the $189 million tax deposit made with the IRS and for investments and interim working capital requirements.

Net cash provided by financing activities for the first nine months of 2013 were as follows:

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
Environmental Remediation
As of September 30, 2014, SCE had identified 20 material sites for remediation and recorded an estimated minimum liability of $110 million. SCE expects to recover 90% of its remediation costs at certain sites. See "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies" for further discussion.
MARKET RISK EXPOSURES
Edison International's and SCE's primary market risks include fluctuations in interest rates, commodity prices and volumes, and counterparty credit. Fluctuations in interest rates can affect earnings and cash flows. Fluctuations in commodity prices and volumes and counterparty credit losses may temporarily affect cash flows, but are not expected to affect earnings due to expected recovery through regulatory mechanisms. Derivative instruments are used, as appropriate, to manage market risks including market risks of SCE's customers. For a further discussion of market risk exposures, including commodity price risk, credit risk and interest rate risk, see "Notes to Consolidated Financial Statements—Note 6. Derivative Instruments" and "—Note 4. Fair Value Measurements."
Commodity Price Risk
The fair value of outstanding derivative instruments used to mitigate exposure to commodity price risk was a net liability of $753 million and $821 million at September 30, 2014 and December 31, 2013 respectively. For further discussion of fair value measurements and the fair value hierarchy, see "Notes to Consolidated Financial Statements—Note 4. Fair Value Measurements."
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

As of September 30, 2014, the amount of balance sheet exposure as described above broken down by the credit ratings of SCE's counterparties, was as follows:

	September 30, 2014
(in millions)	Exposure[2]	Collateral	Net Exposure
S&P Credit Rating[1]
A or higher	$339	$—	$339
A-	6	—	6
Not rated[3]	2	(2)	—
Total	$347	$(2)	$345

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
ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The management of Edison International and SCE, under the supervision and with the participation of Edison International's Chief Executive Officer and Chief Financial Officer and SCE's President and Chief Financial Officer, have evaluated the effectiveness of Edison International's and SCE's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended), respectively, as of the end of the third quarter of 2014. Based on that evaluation, Edison International's Chief Executive Officer and Chief Financial Officer and SCE's President and Chief Financial Officer have each concluded that, as of the end of the period, Edison International's and SCE's disclosure controls and procedures, respectively, were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in Edison International's or SCE's internal control over financial reporting, respectively, during the third quarter of 2014 that have materially affected, or are reasonably likely to materially affect, Edison International's or SCE's internal control over financial reporting.
Jointly Owned Utility Plant
Edison International's and SCE's respective scope of evaluation of internal control over financial reporting includes their Jointly Owned Utility Projects as discussed in Note 2. Property, Plant and Equipment in the 2013 Form 10-K.

PART II.    OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
Shaver Lake Dam Project Administrative Civil Liability Complaint
On October 2, 2014, SCE received a pre-issuance draft of an Administrative Civil Liability Complaint from the Central Valley Regional Water Quality Control Board alleging violations of certain permit conditions related to the installation of a dam liner to prevent water seepage at the Shaver Lake dam in 2011. The complaint alleges that during the draining of Shaver Lake in preparation for the installation of the liner, SCE failed to prevent the discharge of sediment into an adjoining creek, causing the death of fish in the lake and the creek. The Water Quality Control Board’s complaint seeks civil monetary sanctions. SCE disputes the allegations.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by Edison International and Affiliated Purchasers
The following table contains information about all purchases of Edison International Common Stock made by or on behalf of Edison International in the third quarter of 2014.

Period	(a) Total Number of Shares (or Units) Purchased[1]	(b) Average Price Paid per Share (or Unit)[1]	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2014 to July 31, 2014	131,027	$56.59	—	—
August 1, 2014 to August 31, 2014	536,720	56.80	—	—
September 1, 2014 to September 30, 2014	730,271	63.95	—	—
Total	1,398,018	60.52	—	—

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

10.1
Amended and Restated Settlement Agreement between Southern California Edison Company, San Diego Gas & Electric Company, the Office of Ratepayer Advocates, The Utility Reform Network, Friends of the Earth, and the Coalition of California Utility Employees, dated September 23, 2014

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

101.1
Financial statements from the quarterly report on Form 10-Q of Edison International for the quarter ended September 30, 2014, filed on October 28, 2014, formatted in XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements

101.2
Financial statements from the quarterly report on Form 10-Q of Southern California Edison Company for the quarter ended September 30, 2014, filed on October 28, 2014, formatted in XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements

________________________________________

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

	EDISON INTERNATIONAL		SOUTHERN CALIFORNIA EDISON COMPANY

By:	/s/ Mark C. Clarke	By:	/s/ Connie J. Erickson

	Mark C. Clarke Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)		Connie J. Erickson Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)

Date:	October 28, 2014	Date:	October 28, 2014