Form 10-Q
period 2015-03-31
EDISON INTERNATIONAL; SOUTHERN CALIFORNIA EDISON CO
filed 2015-04-28
CIK 827052, 92103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Common Stock outstanding as of April 24, 2015:
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
Additional information about risks and uncertainties, including more detail about the factors described above, is contained throughout this MD&A and in Edison International's and SCE's combined 2014 Form 10-K, including the "Risk Factors" section. Readers are urged to read this entire report, including the information incorporated by reference, as well as the 2014 Form 10-K, and carefully consider the risks, uncertainties and other factors that affect Edison International's and SCE's businesses. Forward-looking statements speak only as of the date they are made and neither Edison International nor SCE are obligated to publicly update or revise forward-looking statements. Readers should review future reports filed by Edison International and SCE with the SEC.
The MD&A for the three months ended March 31, 2015 discusses material changes in the consolidated financial condition, results of operations and other developments of Edison International and SCE since December 31, 2014, and as compared to the three months ended March 31, 2014. This discussion presumes that the reader has read or has access to Edison International's and SCE's MD&A for the calendar year 2014 (the "year-ended 2014 MD&A"), which was included in the 2014 Form 10-K.
Except when otherwise stated, references to each of Edison International, SCE, EMG, Edison Energy, EME or Edison Capital mean each such company with its subsidiaries on a consolidated basis. References to "Edison International Parent and Other" mean Edison International Parent and its consolidated non-utility subsidiaries.

GLOSSARY
The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

Amended Plan of Reorganization	EME Chapter 11 Bankruptcy Plan of Reorganization as amended to incorporate the terms of the Settlement Agreement, dated February 19, 2014
AFUDC	allowance for funds used during construction
2014 Form 10-K	Edison International's and SCE's combined Annual Report on Form 10-K for the year-ended December 31, 2014
ALJ	administrative law judge
APS	Arizona Public Service Company
ARO(s)	asset retirement obligation(s)
Bcf	billion cubic feet
CAA	Clean Air Act
CAISO	California Independent System Operator
CARB	California Air Resources Board
CPUC	California Public Utilities Commission
CRRs	congestion revenue rights
DOE	U.S. Department of Energy
Edison Energy	Edison International's subsidiary that holds interests in competitive businesses related to the generation, delivery and use of electricity
EME	Edison Mission Energy
EME Settlement Agreement	Settlement Agreement entered into by Edison International, EME, and the Consenting Noteholders in February 2014
EMG	Edison Mission Group Inc.
EPS	earnings per share
ERRA	energy resource recovery account
FERC	Federal Energy Regulatory Commission
Four Corners	coal fueled electric generating facility located in Farmington, New Mexico in which SCE held a 48% ownership interest
GAAP	generally accepted accounting principles
GHG	greenhouse gas
GRC	general rate case
GWh	gigawatt-hours
HLBV	hypothetical liquidation at book value
IRS	Internal Revenue Service
ISO	Independent System Operator
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations in this report
MHI	Mitsubishi Heavy Industries, Ltd. and a related company
Moody's	Moody's Investors Service
MW	megawatts
MWh	megawatt-hours
NAAQS	national ambient air quality standards
NDTCP	Nuclear Decommissioning Trust Costs Proceeding
NERC	North American Electric Reliability Corporation
NRC	Nuclear Regulatory Commission
ORA	CPUC's Office of Ratepayers Advocates
OII	Order Instituting Investigation
Palo Verde	large pressurized water nuclear electric generating facility located near Phoenix, Arizona in which SCE holds a 15.8% ownership interest
PBOP(s)	postretirement benefits other than pension(s)

v

PG&E	Pacific Gas & Electric Company
QF(s)	qualifying facility(ies)
ROE	return on common equity
S&P	Standard & Poor's Ratings Services
San Onofre	retired nuclear generating facility located in south San Clemente, California in which SCE holds a 78.21% ownership interest
San Onofre OII Settlement Agreement
Settlement Agreement by and among SCE, The Utility Reform Network, the CPUC's Office of Ratepayer Advocates and SDG&E, which was later joined by the Coalition of California Utility Employees and Friends of the Earth, (together, the "Settling Parties), dated November 20, 2014

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MANAGEMENT OVERVIEW
Highlights of Operating Results
Edison International is the parent holding company of SCE. SCE is a public utility primarily engaged in the business of supplying and delivering electricity to an approximately 50,000 square mile area of southern California. Edison International is also the parent company of Edison Energy, a subsidiary that holds interests in competitive businesses that are related to the generation or use of electricity. Such competitive business activities are currently not material to report as a separate business segment. References to Edison International refer to the consolidated group of Edison International and its subsidiaries. References to Edison International Parent and Other refer to Edison International Parent, Edison Energy, and other subsidiaries. Unless otherwise described, all of the information contained in this report relates to both filers.

	Three months ended March 31,
(in millions)	2015	2014	Change
Net income (loss) attributable to Edison International
Continuing operations
SCE	$305	$208	$97
Edison International Parent and Other	(6)	(10)	4
Discontinued operations	—	(22)	22
Edison International	299	176	123
Less: Non-core items
SCE	—	(96)	96
Edison International Parent and Other	5	—	5
Discontinued operations	—	(22)	22
Total non-core items	5	(118)	123
Core earnings (losses)
SCE	305	304	1
Edison International Parent and Other	(11)	(10)	(1)
Edison International	$294	$294	$—
Edison International's earnings are prepared in accordance with GAAP used in the United States. Management uses core earnings internally for financial planning and for analysis of performance. Core earnings (losses) are also used when communicating with investors and analysts regarding Edison International's earnings results to facilitate comparisons of the Company's performance from period to period. Core earnings (losses) are a non-GAAP financial measure and may not be comparable to those of other companies. Core earnings (losses) are defined as earnings attributable to Edison International shareholders less income or loss from discontinued operations, income resulting from allocation of losses to tax equity investor under the hypothetical liquidation at book value ("HLBV") accounting method and income or loss from significant discrete items that management does not consider representative of ongoing earnings, such as: exit activities, including sale of certain assets and other activities that are no longer continuing; asset impairments and certain tax, regulatory or legal settlements or proceedings.
SCE's first quarter 2015 core earnings were similar to the first quarter of 2014 as the delay in the 2015 CPUC GRC decision and lower income tax benefits were offset by higher FERC-related revenue from rate base growth and higher earnings on funds used during construction.
During the first quarter of 2015, SCE recognized revenue from CPUC activities largely based on 2014 authorized base revenue requirements included in customer rates. The revenue requirement ultimately adopted by the CPUC will be retroactive to January 1, 2015.

Consolidated non-core items included:

•
Impairment and other charges of $231 million ($96 million after-tax) in the first quarter of 2014 related to the San Onofre OII Settlement Agreement (as discussed below). For further information, see "—San Onofre Proceedings, Recoveries, and Decommissioning."

•
A loss of $22 million for the first quarter of 2014 from revised estimates of the tax impact of a tax deconsolidation of EME from Edison International as originally contemplated prior to the EME Settlement. See 2014 Form 10-K, "Management Overview—Resolution of Uncertainty Related to EME in Bankruptcy."

•
Income of $5 million in the first quarter of 2015 related to losses allocated to tax equity investors under the HLBV accounting method. Edison International reflected in core earnings the operating results of the solar rooftop projects, related financings and the priority return to the tax equity investor. The losses allocated to the tax equity investor under HLBV accounting method results in income allocated to subsidiaries of Edison International, neither of which is due to the operating performance of the projects but rather due to the allocation of income tax attributes under the tax equity financing. Accordingly, Edison International has included the non-operating allocation of income as a non-core item. For further information on HLBV, see the 2014 Form 10-K, "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies."

2015 General Rate Case
As discussed in the 2014 10-K, SCE filed its original base rate revenue requirement request for its 2015 GRC in November 2013. The request was updated in January 2015 to $5.713 billion, which would be an $80 million increase over currently authorized base rate revenue. The updated base rate revenue requirement request also proposed post-test year increases in 2016 and 2017 of $286 million and $315 million, respectively. The CPUC has approved the establishment of a GRC memorandum account, which will make the 2015 revenue requirement ultimately adopted by the CPUC effective as of January 1, 2015. SCE cannot predict the revenue requirement the CPUC will ultimately authorize or forecast the timing of a final decision.
Labor Contract Negotiation
Approximately 3,900 of SCE's full-time employees are covered by collective bargaining agreements with the International Brotherhood of Electrical Workers ("IBEW"). The IBEW collective bargaining agreements expired on December 31, 2014 and are currently under negotiation. The parties have agreed to allow the expired agreements to remain in force during ongoing negotiations, subject to either party's right to terminate the agreement on 120 days written notice. SCE has made proposals to IBEW that include, among other things, pay increases. To date, the parties have not reached an agreement and there is no assurance that the parties will be able to do so.
Capital Program
During the first quarter of 2015 SCE's capital expenditures were primarily on projects designed for maintaining reliability and expanding the capability of SCE's transmission and distribution system; and upgrading and constructing new transmission lines and substations for system reliability and increased access to renewable energy. Total capital expenditures (including accruals) were $825 million and $684 million for the first three months of 2015 and 2014, respectively.
SCE has reduced its capital expenditures forecast for 2015 – 2017 by approximately $325 million to be in the range of $11.5 billion to $13.1 billion, including $3.6 billion to $4.1 billion for 2015. The update reflects a reduction in capital expenditures related to the Coolwater-Lugo Transmission Project due to the CAISO request for suspension of the CPUC proceeding for the project and revisions to the timing of capital spending (for more information, see "—Liquidity and Capital Resources—SCE—Capital Investment Plan"). Actual capital spending will be affected by: changes in regulatory, environmental and engineering design requirements; permitting and project delays; cost and availability of labor, equipment and materials; and other factors.
San Onofre Proceedings, Recoveries, and Decommissioning
As discussed in the 2014 Form 10-K, in November 2014, the CPUC approved the San Onofre OII Settlement Agreement that SCE had entered into with TURN, the ORA, SDG&E, the Coalition of California Utility Employees, and Friends of the Earth. The San Onofre OII Settlement Agreement resolved the CPUC's OII and related proceedings regarding the Steam Generator Replacement Project at San Onofre and the related outage and subsequent shutdown of San Onofre. The San Onofre OII Settlement Agreement does not affect proceedings related to recoveries from third parties described below, but does describe how shareholders and customers will share any potential recoveries.

A federal lawsuit challenging the CPUC's authority to permit rate recovery of San Onofre costs and an application to the CPUC for rehearing of its decision approving the San Onofre OII Settlement Agreement were filed in November and December 2014, respectively. On April 16, 2015, a ruling was issued dismissing the federal lawsuit with prejudice.
In February 2015, SCE filed in the OII proceeding a Late-Filed Notice of Ex Parte Communication regarding a meeting in March 2013 between an SCE senior executive and the president of the CPUC, both of whom have since retired from their respective positions. In response, the Alliance for Nuclear Responsibility, one of the intervenors in the OII, filed an application requesting that the CPUC institute an investigation into whether sanctions should be imposed on SCE in connection with the ex parte communication. The application requests that the CPUC order SCE to produce all ex parte communications between SCE and the CPUC or its staff since January 31, 2012 and all internal SCE unprivileged communications that discuss such ex parte communications.
On April 14, 2015, the OII ALJs ordered SCE to produce unprivileged documents pertaining to oral and written communications regarding the possible settlement of the OII proceeding between any SCE employee and CPUC decision makers. SCE's response is due on April 29, 2015.
On April 17, 2015, ORA and TURN issued press releases asking the CPUC to impose penalties on SCE in connection with the ex parte communication. ORA recommended penalties in the amount of $648 million, representing ORA's calculation of the difference in ratepayer value between ORA's initial negotiating position in the SONGS OII and the approved settlement. TURN did not recommend a penalty amount. Neither party asked the CPUC to reopen the settlement. TURN stated that, based on SCE's response to the OII ALJs' April 14, 2015 order, it may seek a reopening of the OII proceeding. On April 27, 2015, the Alliance for Nuclear Responsibility filed a petition to modify the CPUC’s decision approving the San Onofre OII Settlement Agreement due to the ex parte communication. The petition seeks the reversal of the decision approving the San Onofre OII Settlement Agreement and reinstatement of the OII proceeding.
SCE cannot predict the outcome of these proceedings. For further discussion of NRC Proceedings and Third-Party Recoveries, including claims against MHI and under the NEIL property damage insurance, see "Notes to Consolidated Financial Statements—Note 11. Commitments and Contingencies—Contingencies—San Onofre Related Matters."
Rate Impacts
Due to the implementation of the San Onofre OII Settlement Agreement as of December 31, 2014, customers were refunded approximately $540 million through a reduction in SCE's ERRA undercollection ($1.03 billion at December 31, 2014). At March 31, 2015, SCE's ERRA undercollection decreased to $683 million primarily due to lower power and gas prices experienced in 2015 relative to forecasted amounts. The ERRA undercollection is expected to continue to decrease from recovery of prior year undercollections through implementation of the 2015 ERRA forecast proceeding. In addition, the ERRA undercollection is expected to decrease by approximately $340 million if the CPUC approves SCE's request to classify the majority of costs incurred at San Onofre since June 7, 2013 as decommissioning costs and provide reimbursement from SCE's nuclear decommissioning trust. These decreases will be impacted by over/undercollection of purchased power and fuel costs during 2015, including changes in natural gas and power prices.
For further information on 2015 ERRA forecast application, see "Liquidity—Regulatory Proceedings—ERRA Forecast Filing – 2015" in the year-ended 2014 MD&A.
Decommissioning
As discussed in the 2014 Form 10-K, SCE decided to permanently retire and decommission San Onofre Units 2 and 3 on June 6, 2013. For further information about the decommissioning cost estimates, see the 2014 Form 10-K under the headings, "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—Nuclear Decommissioning and Asset Retirement Obligation" and "Management Overview—Permanent Retirement of San Onofre and San Onofre OII Settlement" in the year-ended 2014 MD&A.
SCE has nuclear decommissioning trust funds for San Onofre Units 2 and 3 of $3.5 billion as of March 31, 2015. If the decommissioning cost estimate and assumptions regarding trust performance do not change, SCE believes that future contributions to the trust funds will not be necessary. The CPUC must issue an order granting approval for withdrawal of decommissioning trust funds.
Decommissioning costs incurred in 2013 and 2014 were recorded as operations and maintenance expenses pending the CPUC decision on access to the trusts for reimbursement. Accordingly, such costs were recovered through GRC revenues. Costs incurred for 2013 have been found reasonable under the San Onofre OII Settlement Agreement. The CPUC will conduct a reasonableness review for 2014 costs and years going forward. In March 2015, SCE requested that the CPUC permit access to the nuclear decommissioning trusts for reimbursement of approximately $340 million in 2013 and 2014 Units 2 and 3 decommissioning costs. Under the San Onofre OII Settlement Agreement, any recoveries of 2013 and 2014 decommissioning costs from the nuclear decommissioning trusts must be refunded to customers through ERRA.
Beginning in 2015, SCE must fund decommissioning costs (recorded as a reduction of SCE's asset retirement obligation) until the CPUC approves SCE's request to access the trust funds. SCE expects that the CPUC would approve access to the trust in 2015. SCE's share of the decommissioning costs recorded during the first quarter were approximately $32 million and are estimated to be approximately $183 million for the remainder of 2015.
Depending on the ultimate interpretation of IRS regulations that address the taxation of a qualified nuclear decommissioning trust, SCE may also be restricted from withdrawing amounts from the qualified decommissioning trusts to pay for independent spent fuel storage installation ("ISFSI") where SCE is seeking, or plans to seek, recovery of the ISFSI costs in litigation against the DOE. SCE's share of ISFSI costs for 2015 (included in the above 2015 decommissioning costs estimate) are currently estimated to be approximately $28 million.
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

The following table is a summary of SCE's results of operations for the periods indicated.

	Three months ended March 31, 2015			Three months ended March 31, 2014
(in millions)	Utility Earning Activities	Utility Cost- Recovery Activities	Total Consolidated	Utility Earning Activities	Utility Cost- Recovery Activities	Total Consolidated
Operating revenue	$1,563	$945	$2,508	$1,550	$1,374	$2,924
Purchased power and fuel	—	786	786	—	1,143	1,143
Operation and maintenance	462	159	621	482	231	713
Depreciation, decommissioning and amortization	463	—	463	410	—	410
Property and other taxes	88	—	88	85	—	85
Impairment and other charges	—	—	—	231	—	231
Total operating expenses	1,013	945	1,958	1,208	1,374	2,582
Operating income	550	—	550	342	—	342
Interest expense	(136)	—	(136)	(136)	—	(136)
Other income and expenses	26	—	26	16	—	16
Income before income taxes	440	—	440	222	—	222
Income tax expense (benefit)	107	—	107	(12)	—	(12)
Net income	333	—	333	234	—	234
Preferred and preference stock dividend requirements	28	—	28	26	—	26
Net income available for common stock	$305	$—	$305	$208	$—	$208
Core earnings[1]			$305			$304
Non-core earnings			—			(96)
Total SCE GAAP earnings			$305			$208

[1]	See use of non-GAAP financial measures in "Management Overview—Highlights of Operating Results."

Utility Earning Activities
During the first quarter of 2015, SCE recognized revenue from CPUC activities largely based on 2014 authorized base revenue requirements included in customer rates. SCE deferred $36 million of the 2014 authorized base revenue requirement allocated to the first quarter related to incremental repair deductions pending the outcome of the 2015 GRC. The revenue deferral did not affect net income as the reduction in revenue was offset by lower income taxes. The amount of the deferred revenue was equal to the revenue requirement for flow-through tax benefits for repair deductions recorded during the first quarter of 2015 in excess of the pro rata amounts reflected in SCE's January 2015 authorized revenue requirement request (incremental repair deductions). The CPUC has authorized the establishment of a GRC memorandum account, which will make the 2015 revenue requirement ultimately adopted by the CPUC effective as of January 1, 2015. Recognition of the revenue for the period January 1, 2015 through the date of a final decision, as well as any delays in certain expenditures and changes in authorized treatment of specific costs, will impact the timing of earnings in 2015. Accordingly, quarterly earnings in 2015 will not be comparable to the same periods in 2014 (see "Management Overview—2015 General Rate Case" for further discussion).

Utility earning activities were primarily affected by the following:

•	Higher operating revenue of $13 million primarily due to the following:

•	An increase in FERC-related revenue of $35 million primarily related to rate base growth and higher operating costs.

•
A decrease in CPUC-related revenue of $25 million primarily due to the revenue deferral of $36 million, as discussed above, partially offset by a net increase in San Onofre-related revenue of $9 million due to the implementation of the San Onofre OII Settlement Agreement. Revenue for San Onofre during the first quarter of 2015 primarily related to recovery of amortization of the regulatory asset and authorized return as provided by the San Onofre Settlement Agreement compared to revenue during the first quarter of 2014 related to recovery of San Onofre's cost of service. See "Management Overview—San Onofre Proceedings, Recoveries, and Decommissioning" above for more information.

•
Lower operation and maintenance expense of $20 million primarily due to San Onofre-related expense of $26 million in the first quarter of 2014. Beginning January 1, 2015, expense related to San Onofre has been classified as decommissioning costs and recorded as a reduction to SCE's asset retirement obligation.

•
Higher depreciation, decommissioning and amortization expense of $53 million primarily due to San Onofre-related expense of $32 million in 2015 related to the amortization of the regulatory asset and a $20 million increase in depreciation primarily related to transmission and distribution investments.

•
Impairment and other charges of $231 million in the first quarter of 2014 related to the San Onofre OII Settlement Agreement. For further information, see "Management Overview—San Onofre Proceedings, Recoveries, and Decommissioning."

•	Higher other income and expenses of $10 million primarily due to higher AFUDC equity income related to higher rates and higher construction work in progress balances in 2015.

•	Higher income taxes of $119 million primarily due to income tax benefits and lower pre-tax income in 2014 due to the San Onofre Settlement Agreement. See "—Income Taxes" below for more information.
Utility Cost-Recovery Activities
Utility cost-recovery activities were primarily affected by the following:

•
Lower purchased power and fuel of $357 million primarily driven by lower power and gas prices experienced in 2015 relative to 2014 and reduced customer sales from warmer weather in the first quarter of 2015 compared to the same period in 2014.

•	Lower operation and maintenance expense of $72 million primarily due to lower spending on various public purpose programs, a decrease in transmission access charges and lower pension expenses.
Supplemental Operating Revenue Information
SCE's retail billed and unbilled revenue (excluding wholesale sales and balancing account overcollections/undercollections) was $2.6 billion and $2.3 billion for the three months ended March 31, 2015 and, 2014, respectively. The increase is primarily due to the implementation of the 2014 ERRA rate increase in June 2014.

Income Taxes
SCE's income tax provision increased by $119 million during the first quarter of 2015 compared to same period in 2014. The effective tax rates were 24.3% and (5.4)% for the three months ended March 31, 2015 and 2014, respectively. The effective tax rate increase was primarily caused by income tax benefits recorded in 2014 due to the San Onofre Settlement Agreement.
The CPUC requires flow-through ratemaking treatment for the current tax benefit arising from certain property-related and other temporary differences, which reverse over time. The accounting treatment for these temporary differences results in recording regulatory assets and liabilities for amounts that would otherwise be recorded to deferred income tax expense.
See "Notes to Consolidated Financial Statements—Note 7. Income Taxes" for a reconciliation of the federal statutory rate of 35% to the effective income tax rates and "Management Overview—San Onofre Proceedings, Recoveries, and Decommissioning" above for more information.
Edison International Parent and Other
Results of operations for Edison International Parent and Other include amounts from other Edison International subsidiaries that are not significant as a reportable segment, as well as intercompany eliminations.
Income from Continuing Operations
The following table summarizes the results of Edison International Parent and Other:

	Three months ended March 31,
(in millions)	2015	2014
Edison Energy and subsidiaries	$2	$(2)
Edison Mission Group and subsidiaries	3	1
Corporate expenses and Other	(11)	(9)
Total Edison International Parent and Other	$(6)	$(10)
The loss from continuing operations of Edison International Parent and Other decreased $4 million for the three months ended March 31, 2015 compared to the same period in 2014 primarily due to income allocated to subsidiaries of Edison Energy under the HLBV accounting method that resulted in losses allocated to tax equity investors ($5 million after-tax). For further information, see the 2014 Form 10-K, "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies" and "Management Overview—Highlights of Operating Results." Results of Edison Mission Group for the three months ended March 31, 2015, were primarily due to the sale of interests in affordable housing projects of Edison Capital.
Loss from Discontinued Operations (Net of Tax)
Loss from discontinued operations, net of tax, was $22 million for the three months ended March 31, 2014. The 2014 loss from discontinued operations resulted from revised estimates of the tax impact of a tax deconsolidation of EME from Edison International as originally contemplated prior to the EME Settlement. See 2014 Form 10-K, "Management Overview—Resolution of Uncertainty Related to EME in Bankruptcy."
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
SCE expects to fund its 2015 obligations, capital expenditures and dividends through operating cash flows, and capital market financings of debt and preferred equity, as needed. SCE also has availability under its credit facilities to fund requirements.

Available Liquidity
At March 31, 2015, SCE had $2.33 billion available under its $2.75 billion multi-year revolving credit facility. For further details, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."
Debt Covenant
The debt covenant in SCE's credit facility limits its debt to total capitalization ratio to less than or equal to 0.65 to 1. At March 31, 2015, SCE's debt to total capitalization ratio was 0.45 to 1.
Capital Investment Plan
Transmission Projects
Coolwater-Lugo Transmission Project
The Coolwater-Lugo Project would provide additional 220 kV transmission capacity in the Kramer Junction and Lucerne Valley areas of San Bernardino County. The Coolwater-Lugo scope primarily consists of installing new transmission lines and new substation facilities. In March 2015, the CAISO filed comments with the CPUC stating that the Coolwater-Lugo project is not necessary to provide full capacity deliverability and that it would conduct additional studies, to be completed in the fourth quarter of 2015, to evaluate whether there is residual need for any elements of the Coolwater-Lugo project to interconnect any other generators. The CAISO requested that the CPUC suspend its approval proceeding for the project. On April 20, 2015, the ALJ assigned to the approval proceeding issued a proposed decision that would dismiss the approval proceeding but would allow SCE to apply for new approval if future studies determine that there is residual need for any elements of the project. SCE supports the suspension rather than the dismissal of the CPUC approval proceeding. The proposed decision is expected to be voted on at the May 21, 2015 CPUC meeting. SCE's capital expenditures forecast for the Coolwater-Lugo project were estimated to be $740 million, of which $584 million was for the 2015 – 2017 period and has been removed from the capital expenditure forecast. SCE has obtained FERC approval for abandoned plant cost recovery in the event the project is not completed.
Dividend Restrictions
The CPUC regulates SCE's capital structure which limits the dividends it may pay Edison International. SCE may make distributions to Edison International as long as the common equity component of SCE's capital structure remains at or above 48% on a 13-month weighted average basis. At March 31, 2015, SCE's 13-month weighted-average common equity component of total capitalization was 48.4% and the maximum additional dividend, taking into account declared but unpaid dividends, that SCE could pay to Edison International under this limitation was approximately $103 million, resulting in a restriction on net assets of approximately $13.33 billion.
In February 2015, SCE declared a dividend to Edison International of $147 million which will be paid in the second quarter of 2015. Future dividend amounts and timing of distributions are dependent upon several factors including the level of capital expenditures, operating cash flows and earnings.
Margin and Collateral Deposits
Certain derivative instruments, power procurement contracts and other contractual arrangements contain collateral requirements. Future collateral requirements may differ from the requirements at March 31, 2015, due to the addition of incremental power and energy procurement contracts with collateral requirements, if any, and the impact of changes in wholesale power and natural gas prices on SCE's contractual obligations.
Some of the power procurement contracts contain provisions that require SCE to maintain an investment grade credit rating from the major credit rating agencies. If SCE's credit rating were to fall below investment grade, SCE may be required to pay the liability or post additional collateral.

The table below provides the amount of collateral posted by SCE to its counterparties as well as the potential collateral that would be required as of March 31, 2015.

(in millions)
Collateral posted as of March 31, 2015[1]	$237
Incremental collateral requirements for power procurement contracts resulting from a potential downgrade of SCE's credit rating to below investment grade	33
Posted and potential collateral requirements[2]	$270

[1]
Net collateral provided to counterparties and other brokers consisted of $71 million of cash which was offset against net derivative liabilities on the consolidated balance sheets, $36 million of cash reflected in "Other current assets" on the consolidated balance sheets and $130 million in letters of credit and surety bonds.

[2]
SCE's total posted and potential collateral requirements may increase by $47 million based on SCE's forward positions as of March 31, 2015 due to adverse market price movements over the remaining lives of the existing power procurement contracts using a 95% confidence level.

Edison International Parent and Other
Edison International Parent and Other's liquidity and its ability to pay operating expenses and dividends to common shareholders are dependent on dividends from SCE and access to bank and capital markets.
At March 31, 2015, Edison International Parent had $625 million available under its $1.25 billion multi-year revolving credit facility. For further details, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."
Edison International may finance working capital requirements to support operations and capital expenditures with commercial paper or other borrowings, subject to availability in the capital markets.
The debt covenant in Edison International Parent's credit facility requires a consolidated debt to total capitalization ratio of less than or equal to 0.65 to 1. At March 31, 2015, Edison International Parent's consolidated debt to total capitalization ratio was 0.49 to 1.
In August 2014, Edison International entered into an amendment of the EME Settlement Agreement that finalized the remaining matters related to the EME Settlement. Edison International is obligated to make payments of $204 million on September 30, 2015 and $214 million on September 30, 2016. Edison International intends to make these payments from realization of tax benefits or issuance of commercial paper or other borrowings. Edison International has net operating loss and tax credit carryforwards retained by EME which are available to offset future consolidated taxable income or tax liabilities. As a result of the extension of 50% bonus depreciation for qualifying property under the Tax Increase Prevention Act of 2014, realization of these tax benefits has been deferred (currently forecasted through 2018). The timing of realization of these tax benefits may be further delayed in the event of future extensions of bonus depreciation and the value of the net operating loss carryforwards could be permanently reduced in the event that tax reform decreases the current corporate tax rate.
Historical Cash Flows
Southern California Edison Company

	Three months ended March 31,
(in millions)	2015	2014
Net cash provided by operating activities	$966	$588
Net cash provided by financing activities	320	445
Net cash used in investing activities	(1,288)	(1,041)
Net decrease in cash and cash equivalents	$(2)	$(8)

Net Cash Provided by Operating Activities
The following table summarizes major categories of net cash provided by operating activities as provided in more detail in SCE's consolidated statements of cash flows for the three months ended March 31, 2015 and 2014.

	Three months ended March 31,		Change in cash flows
(in millions)	2015	2014	2015/2014
Net income	$333	$234
Non cash items[1]	532	641
Subtotal	$865	$875	$(10)
Changes in cash flow resulting from working capital[2]	(99)	(31)	(68)
Derivative assets and liabilities, net	(10)	(46)	36
Regulatory assets and liabilities, net	193	(331)	524
Other noncurrent assets and liabilities, net	17	121	(104)
Net cash provided by operating activities	$966	$588	$378

[1]
Non cash items include depreciation, decommissioning and amortization, allowance for equity during construction, impairment and other charges, deferred income taxes and investment tax credits and other.

[2]	Changes in working capital items include receivables, inventory, accounts payable, prepaid and accrued taxes, and other current assets and liabilities.
Changes in cash flows related to working capital items decreased in 2015 by $68 million. During the first quarter of 2015, SCE had higher payments for payroll and payroll related costs and income taxes. In addition, SCE had severance payments of $23 million and $10 million during the first quarters of 2015 and 2014, respectively, related to the workforce reductions.
Net cash provided by operating activities was also impacted by changes in regulatory assets and liabilities, including changes in over (under) collections of balancing accounts. SCE has a number of balancing accounts under CPUC decisions, which impact cash flows based on differences between timing of collection of amounts through rates and accrual expenditures. During the first quarters of 2015 and 2014, cash flows were impacted by the two principal balancing accounts:

•
ERRA under collections for fuel and purchased power decreased $345 million in the first quarter of 2015 due to lower power and gas prices experienced in 2015. ERRA under collections for fuel and purchased power increased $473 million in the first quarter of 2014 primarily due to higher purchased power than the forecast purchases included in customer rates in addition to higher power and gas prices.

•
The base rate revenue account ("BRRBA") tracks differences between amounts authorized by the CPUC in the GRC proceedings and amounts billed to customers. BRRBA under collections increased $72 million in the first quarter of 2015 primarily due to reduced customer sales from warmer weather during the first quarter of 2015. BRRBA over collections decreased $218 million in the first quarter of 2014 primarily due to refunds to customers of approximately $150 million, related to the sale of Four Corners in December 2013.

Cash flows provided by other noncurrent assets and liabilities were $17 million and $121 million in the first quarters of 2015 and 2014, respectively. Beginning in 2015, SCE paid $32 million of decommissioning costs (recorded as a reduction of SCE's asset retirement obligation). In addition, net cash provided by operating activities of SCE's nuclear decommissioning trusts were $67 million lower in 2015.

Net Cash Provided by Financing Activities
The following table summarizes cash provided by financing activities for the three months ended March 31, 2015 and 2014. Issuances of debt are discussed in "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements—Long-Term Debt."

	Three months ended March 31,
(in millions)	2015	2014
Issuances of first and refunding mortgage bonds, net	$1,287	$—
Long-term debt matured or repurchased	(419)	(2)
Issuances of preference stock, net	—	270
Short-term debt financing, net	(370)	229
Payments of common stock dividends to Edison International	(147)	—
Payments of preferred and preference stock dividends	(34)	(30)
Other	3	(22)
Net cash provided by financing activities	$320	$445
Net Cash Used in Investing Activities
Cash flows used in investing activities are primarily due to capital expenditures and funding of nuclear decommissioning trusts. Capital expenditures were $1.3 billion and $939 million for the three months ended March 31, 2015 and 2014, respectively, primarily related to transmission, distribution and generation investments. Net purchases of nuclear decommissioning trust investments and other were $22 million and $102 million for the three months ended March 31, 2015 and 2014, respectively.
Nuclear Decommissioning Trusts
SCE's statement of cash flows includes activities of the Nuclear Decommissioning Trusts which are reflected in the following line items:

	Three months ended March 31,
(in millions)	2015	2014
Net cash provided by operating activities: Nuclear decommissioning trusts	$29	$96
Net cash flow from investing activities: Proceeds from sale of investments	2,853	1,502
Purchases of investments	(2,889)	(1,603)
Net cash impact	$(7)	$(5)
Net cash provided by operating activities of the nuclear decommissioning trusts relate to interest and dividends less administrative expenses, taxes and decommissioning costs. Such activities represent the source (use) of the funds for investing activities. The net cash impact represents the contributions made by SCE to the nuclear decommissioning trusts. In future periods, SCE expects decommissioning costs of San Onofre to increase significantly. Such amounts will be reflected as a decrease in SCE net cash provided by operating activities and will be funded from sales of investments of the nuclear decommissioning trusts once approved by the CPUC. Decommissioning costs incurred prior to CPUC approval will be funded by SCE and are reflected as cash flow used by operating activities. See "Notes to Consolidated Financial Statements—Note 9. Other Investments" for further information.

Edison International Parent and Other
The table below sets forth condensed historical cash flow from operations for Edison International Parent and Other.

	Three months ended March 31,
(in millions)	2015	2014
Net cash used in operating activities	$(2)	$(23)
Net cash (used in) provided by financing activities	(7)	35
Net cash used in investing activities	(6)	(1)
Net (decrease) increase in cash and cash equivalents	$(15)	$11
Net Cash Used in Operating Activities
Net cash used in operating activities increased $21 million for the first quarter of 2015 compared to 2014 due to the timing of payments and receipts relating to interest, operating costs and income taxes.
Net Cash (Used in) Provided by Financing Activities
Net cash (used in) provided by financing activities were as follows:

	Three months ended March 31,
(in millions)	2015	2014
Dividends paid to Edison International common shareholders	$(136)	$(116)
Dividends received from SCE	147	—
Payment for stock-based compensation	(94)	(86)
Receipt from stock option exercises	54	47
Debt financing, net[1]	15	172
Other	7	18
Net cash (used in) provided by financing activities	$(7)	$35

[1]	Includes $9 million debt financing for Edison Energy, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements—Project Financing."
Contingencies
SCE has contingencies related to San Onofre Related Matters, Nuclear Insurance, Wildfire Insurance and Spent Nuclear Fuel which are discussed in "Notes to Consolidated Financial Statements—Note 11. Commitments and Contingencies."
Environmental Remediation
As of March 31, 2015, SCE had identified 19 material sites for remediation and recorded an estimated minimum liability of $116 million. SCE expects to recover 90% of its remediation costs at certain sites. See "Notes to Consolidated Financial Statements—Note 11. Commitments and Contingencies" for further discussion.
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

Commodity Price Risk
The fair value of outstanding derivative instruments used to mitigate exposure to commodity price risk was a net liability of $986 million and $927 million at March 31, 2015 and December 31, 2014 respectively. For further discussion of fair value measurements and the fair value hierarchy, see "Notes to Consolidated Financial Statements—Note 4. Fair Value Measurements."
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
As of March 31, 2015, the amount of balance sheet exposure as described above broken down by the credit ratings of SCE's counterparties, was as follows:

	March 31, 2015
(in millions)	Exposure[2]	Collateral	Net Exposure
S&P Credit Rating[1]
A or higher	$297	$—	$297
Not rated[3]	10	(5)	5
Total	$307	$(5)	$302

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
CRITICAL ACCOUNTING ESTIMATES AND POLICIES
For a complete discussion on Edison International's and SCE's critical accounting policies, see "Critical Accounting Estimates and Policies" in the year-ended 2014 MD&A.
NEW ACCOUNTING GUIDANCE
New accounting guidance is discussed in "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—New Accounting Guidance."
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information responding to Item 3 is included in the MD&A under the heading "Market Risk Exposures" and is incorporated herein by reference.

FINANCIAL STATEMENTS

Consolidated Statements of Income	Edison International

	Three months ended March 31,
(in millions, except per-share amounts, unaudited)	2015	2014
Total operating revenue	$2,512	$2,926
Purchased power and fuel	786	1,143
Operation and maintenance	636	726
Depreciation, decommissioning and amortization	463	410
Property and other taxes	89	85
Impairment and other charges	—	231
Total operating expenses	1,974	2,595
Operating income	538	331
Interest and other income	39	23
Interest expense	(143)	(141)
Other expenses	(10)	(8)
Income from continuing operations before income taxes	424	205
Income tax expense (benefit)	106	(19)
Income from continuing operations	318	224
Loss from discontinued operations, net of tax	—	(22)
Net income	318	202
Preferred and preference stock dividend requirements of utility	28	26
Other noncontrolling interests	(9)	—
Net income attributable to Edison International common shareholders	$299	$176
Amounts attributable to Edison International common shareholders:
Income from continuing operations, net of tax	$299	$198
Loss from discontinued operations, net of tax	—	(22)
Net income attributable to Edison International common shareholders	$299	$176
Basic earnings (loss) per common share attributable to Edison International common shareholders:
Weighted-average shares of common stock outstanding	326	326
Continuing operations	$0.92	$0.61
Discontinued operations	—	(0.07)
Total	$0.92	$0.54
Diluted earnings (loss) per common share attributable to Edison International common shareholders:
Weighted-average shares of common stock outstanding, including effect of dilutive securities	329	329
Continuing operations	$0.91	$0.61
Discontinued operations	—	(0.07)
Total	$0.91	$0.54
Dividends declared per common share	$0.4175	$0.3550

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income	Edison International

	Three months ended March 31,
(in millions, unaudited)	2015	2014
Net income	$318	$202
Other comprehensive (loss) income, net of tax:
Pension and postretirement benefits other than pensions:
Net loss arising during the period plus amortization included in net income	(1)	2
Other comprehensive (loss) income, net of tax	(1)	2
Comprehensive income	317	204
Less: Comprehensive income attributable to noncontrolling interests	19	26
Comprehensive income attributable to Edison International	$298	$178

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

(in millions, unaudited)	March 31, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$115	$132
Receivables, less allowances of $67 and $68 for uncollectible accounts at respective dates	752	790
Accrued unbilled revenue	636	632
Inventory	290	281
Derivative assets	94	102
Regulatory assets	1,152	1,254
Deferred income taxes	359	452
Other current assets	382	376
Total current assets	3,780	4,019
Nuclear decommissioning trusts	4,896	4,799
Other investments	217	207
Total investments	5,113	5,006
Utility property, plant and equipment, less accumulated depreciation and amortization of $8,372 and $8,132 at respective dates	33,249	32,859
Nonutility property, plant and equipment, less accumulated depreciation of $78 and $76 at respective dates	123	122
Total property, plant and equipment	33,372	32,981
Derivative assets	212	219
Regulatory assets	7,737	7,612
Other long-term assets	364	349
Total long-term assets	8,313	8,180

Total assets	$50,578	$50,186

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

(in millions, except share amounts, unaudited)	March 31, 2015	December 31, 2014
LIABILITIES AND EQUITY
Short-term debt	$936	$1,291
Current portion of long-term debt	504	504
Accounts payable	1,203	1,580
Accrued taxes	118	81
Customer deposits	228	221
Derivative liabilities	185	196
Regulatory liabilities	435	401
Other current liabilities	962	1,205
Total current liabilities	4,571	5,479
Long-term debt	11,133	10,234
Deferred income taxes and credits	7,415	7,313
Derivative liabilities	1,107	1,052
Pensions and benefits	2,176	2,155
Asset retirement obligations	2,824	2,821
Regulatory liabilities	5,972	5,889
Other deferred credits and other long-term liabilities	2,279	2,255
Total deferred credits and other liabilities	21,773	21,485
Total liabilities	37,477	37,198
Commitments and contingencies (Note 11)
Redeemable noncontrolling interest	3	6
Common stock, no par value (800,000,000 shares authorized; 325,811,206 shares issued and outstanding at respective dates)	2,460	2,445
Accumulated other comprehensive loss	(59)	(58)
Retained earnings	8,675	8,573
Total Edison International's common shareholders' equity	11,076	10,960
Noncontrolling interests – preferred and preference stock of utility	2,022	2,022
Total equity	13,098	12,982

Total liabilities and equity	$50,578	$50,186

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Edison International

	Three months ended March 31,
(in millions, unaudited)	2015	2014
Cash flows from operating activities:
Net income	$318	$202
Less: loss from discontinued operations	—	(22)
Income from continuing operations	318	224
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, decommissioning and amortization	485	432
Allowance for equity during construction	(21)	(13)
Impairment and other charges	—	231
Deferred income taxes and investment tax credits	72	(6)
Other	5	4
Changes in operating assets and liabilities:
Receivables	31	112
Inventory	(10)	(12)
Accounts payable	63	(63)
Prepaid and accrued taxes	38	65
Other current assets and liabilities	(229)	(145)
Derivative assets and liabilities, net	(10)	(46)
Regulatory assets and liabilities, net	193	(331)
Nuclear decommissioning trusts	29	96
Other noncurrent assets and liabilities	—	17
Net cash provided by operating activities	964	565
Cash flows from financing activities:
Long-term debt issued, net of discount and issuance costs of $13 and $1 at respective dates	1,287	(1)
Long-term debt matured or repurchased	(419)	(2)
Preference stock issued, net	—	270
Short-term debt financing, net	(355)	401
Cash contribution from redeemable noncontrolling interest	6	—
Dividends to noncontrolling interests	(34)	(30)
Dividends paid	(136)	(116)
Other	(36)	(42)
Net cash provided by financing activities	313	480
Cash flows from investing activities:
Capital expenditures	(1,268)	(940)
Proceeds from sale of nuclear decommissioning trust investments	2,853	1,502
Purchases of nuclear decommissioning trust investments	(2,889)	(1,603)
Other	10	(1)
Net cash used in investing activities	(1,294)	(1,042)
Net (decrease) increase in cash and cash equivalents	(17)	3
Cash and cash equivalents at beginning of period	132	146
Cash and cash equivalents at end of period	$115	$149

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income	Southern California Edison Company

	Three months ended March 31,
(in millions, unaudited)	2015	2014
Operating revenue	$2,508	$2,924
Purchase power and fuel	786	1,143
Operation and maintenance	621	713
Depreciation, decommissioning and amortization	463	410
Property and other taxes	88	85
Impairment and other charges	—	231
Total operating expenses	1,958	2,582
Operating income	550	342
Interest and other income	33	23
Interest expense	(136)	(136)
Other expenses	(7)	(7)
Income before income taxes	440	222
Income tax expense (benefit)	107	(12)
Net income	333	234
Less: Preferred and preference stock dividend requirements	28	26
Net income available for common stock	$305	$208

Consolidated Statements of Comprehensive Income

	Three months ended March 31,
(in millions, unaudited)	2015	2014
Net income	$333	$234
Other comprehensive income, net of tax:
Pension and postretirement benefits other than pensions:
Amortization of net loss included in net income	1	1
Other comprehensive income, net of tax	1	1
Comprehensive income	$334	$235

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

(in millions, unaudited)	March 31, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$36	$38
Receivables, less allowances of $67 and $68 for uncollectible accounts at respective dates	732	749
Accrued unbilled revenue	636	632
Inventory	282	275
Derivative assets	94	102
Regulatory assets	1,152	1,254
Other current assets	400	390
Total current assets	3,332	3,440
Nuclear decommissioning trusts	4,896	4,799
Other investments	164	158
Total investments	5,060	4,957
Utility property, plant and equipment, less accumulated depreciation of $8,372 and $8,132 at respective dates	33,249	32,859
Nonutility property, plant and equipment, less accumulated depreciation of $76 and $75 at respective dates	69	69
Total property, plant and equipment	33,318	32,928
Derivative assets	212	219
Regulatory assets	7,737	7,612
Other long-term assets	314	300
Total long-term assets	8,263	8,131

Total assets	$49,973	$49,456

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

(in millions, except share amounts, unaudited)	March 31, 2015	December 31, 2014
LIABILITIES AND EQUITY
Short-term debt	$297	$667
Current portion of long-term debt	300	300
Accounts payable	1,211	1,556
Accrued taxes	133	87
Customer deposits	228	221
Derivative liabilities	185	196
Regulatory liabilities	435	401
Deferred income taxes	278	209
Other current liabilities	965	1,183
Total current liabilities	4,032	4,820
Long-term debt	10,523	9,624
Deferred income taxes and credits	8,390	8,288
Derivative liabilities	1,107	1,052
Pensions and benefits	1,681	1,672
Asset retirement obligations	2,823	2,819
Regulatory liabilities	5,972	5,889
Other deferred credits and other long-term liabilities	2,013	2,010
Total deferred credits and other liabilities	21,986	21,730
Total liabilities	36,541	36,174
Commitments and contingencies (Note 11)
Common stock, no par value (560,000,000 shares authorized; 434,888,104 shares issued and outstanding at each date)	2,168	2,168
Additional paid-in capital	631	618
Accumulated other comprehensive loss	(27)	(28)
Retained earnings	8,590	8,454
Total common shareholder's equity	11,362	11,212
Preferred and preference stock	2,070	2,070
Total equity	13,432	13,282
Total liabilities and equity	$49,973	$49,456

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Southern California Edison Company

	Three months ended March 31,
(in millions, unaudited)	2015	2014
Cash flows from operating activities:
Net income	$333	$234
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, decommissioning and amortization	483	432
Allowance for equity during construction	(21)	(13)
Impairment and other charges	—	231
Deferred income taxes and investment tax credits	67	(12)
Other	3	3
Changes in operating assets and liabilities:
Receivables	18	111
Inventory	(7)	(7)
Accounts payable	52	(55)
Prepaid and accrued taxes	43	54
Other current assets and liabilities	(205)	(134)
Derivative assets and liabilities, net	(10)	(46)
Regulatory assets and liabilities, net	193	(331)
Nuclear decommissioning trusts	29	96
Other noncurrent assets and liabilities	(12)	25
Net cash provided by operating activities	966	588
Cash flows from financing activities:
Long-term debt issued, net of discount and issuance costs of $13 for the three months ended March 31, 2015	1,287	—
Long-term debt matured or repurchased	(419)	(2)
Preference stock issued, net	—	270
Short-term debt financing, net	(370)	229
Dividends paid	(181)	(30)
Other	3	(22)
Net cash provided by financing activities	320	445
Cash flows from investing activities:
Capital expenditures	(1,266)	(939)
Proceeds from sale of nuclear decommissioning trust investments	2,853	1,502
Purchases of nuclear decommissioning trust investments	(2,889)	(1,603)
Other	14	(1)
Net cash used in investing activities	(1,288)	(1,041)
Net decrease in cash and cash equivalents	(2)	(8)
Cash and cash equivalents, beginning of period	38	54
Cash and cash equivalents, end of period	$36	$46

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1.    Summary of Significant Accounting Policies
Organization and Basis of Presentation
Edison International is the parent holding company of Southern California Edison Company ("SCE"). SCE is an investor-owned public utility primarily engaged in the business of supplying and delivering electricity to an approximately 50,000 square mile area of southern California. Edison International is also the parent company of Edison Energy, a company that holds interests in subsidiaries that are engaged in competitive businesses related to the delivery or use of electricity. Such competitive business activities are currently not material to report as a separate business segment. These combined notes to the consolidated financial statements apply to both Edison International and SCE unless otherwise described. Edison International's consolidated financial statements include the accounts of Edison International, SCE and other wholly owned and controlled subsidiaries. References to Edison International refer to the consolidated group of Edison International and its subsidiaries. References to Edison International Parent and Other refer to Edison International Parent and its nonutility subsidiaries. SCE's consolidated financial statements include the accounts of SCE and its wholly owned and controlled subsidiaries. All intercompany transactions have been eliminated from the consolidated financial statements.
Edison International's and SCE's significant accounting policies were described in Note 1 of "Notes to Consolidated Financial Statements" included in the 2014 Form 10-K. This quarterly report should be read in conjunction with the financial statements and notes included in the 2014 Form 10-K.
In the opinion of management, all adjustments, consisting of recurring accruals, have been made that are necessary to fairly state the consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America for the periods covered by this quarterly report on Form 10-Q. The results of operations for the three-month period ended March 31, 2015 are not necessarily indicative of the operating results for the full year.
The December 31, 2014 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
Revision to Consolidated Statements of Cash Flow
The consolidated statements of cash flows of Edison International and SCE for the three months ended March 31, 2014 were revised to correct an error in the amount of purchases of nuclear decommissioning trust investments and in the amount attributable to the nuclear decommissioning trusts in the operating activities section of the consolidated statements of cash flows. The revisions had no impact on the consolidated balance sheet, statements of income, comprehensive income, changes in equity or on the net change in cash and cash equivalents. Management believes the revisions do not have a material impact on the prior period financial statements. The following table presents the cash flow statement effects related to the revision for the three months ended March 31, 2014:

	Edison International			SCE
(in millions)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Nuclear decommissioning trusts	$29	$67	$96	$29	$67	$96
Total cash provided by operating activities	498	67	565	521	67	588
Purchases of nuclear decommissioning trust investments	(1,536)	(67)	(1,603)	(1,536)	(67)	(1,603)
Total cash used in investing activities	(975)	(67)	(1,042)	(974)	(67)	(1,041)

Cash Equivalents
Cash equivalents included investments in money market funds. Generally, the carrying value of cash equivalents equals the fair value, as these investments have original maturities of three months or less. The cash equivalents were as follows:

	Edison International		SCE
(in millions)	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Money market funds	$35	$35	$5	$5
Cash is temporarily invested until required for check clearing. Checks issued, but not yet paid by the financial institution, are reclassified from cash to accounts payable at the end of each reporting period as follows:

	Edison International		SCE
(in millions)	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Book balances reclassified to accounts payable	$121	$180	$121	$177
Inventory
Inventory is primarily composed of materials, supplies and spare parts, and stated at the lower of cost or market, cost being determined by the average cost method.
San Onofre Impairment and Other Charges
As discussed in Note 1 of "Notes to Consolidated Financial Statements" included in the 2014 Form 10-K, in March 2014, SCE entered into a settlement agreement with The Utility Reform Network ("TURN"), the CPUC's Office of Ratepayer Advocates ("ORA"), SDG&E, the Coalition of California Utility Employees, and Friends of the Earth (together, the "Settling Parties") related to the regulatory proceedings for San Onofre. SCE recorded a pre-tax charge of approximately $231 million (approximately $96 million after-tax) in the first quarter of 2014.
In September 2014, SCE and the Settling Parties entered into an Amended and Restated Settlement Agreement (the "San Onofre OII Settlement Agreement") which was approved by the CPUC on November 20, 2014. As a result of these developments, SCE revised the pre-tax charge to $163 million (approximately $72 million after-tax) in the fourth quarter of 2014. Including amounts previously recorded in 2013, the total impact of the San Onofre OII Settlement Agreement was a pre-tax charge of $738 million (approximately $437 million after-tax).

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

	Three months ended March 31,
(in millions, except per-share amounts)	2015	2014
Basic earnings per share – continuing operations:
Income from continuing operations attributable to common shareholders	$299	$198
Participating securities dividends	—	—
Income from continuing operations available to common shareholders	$299	$198
Weighted average common shares outstanding	326	326
Basic earnings per share – continuing operations	$0.92	$0.61
Diluted earnings per share – continuing operations:
Income from continuing operations available to common shareholders	$299	$198
Income impact of assumed conversions	—	—
Income from continuing operations available to common shareholders and assumed conversions	$299	$198
Weighted average common shares outstanding	326	326
Incremental shares from assumed conversions	3	3
Adjusted weighted average shares – diluted	329	329
Diluted earnings per share – continuing operations	$0.91	$0.61
In addition to the participating securities discussed above, Edison International also may award stock options which are payable in common shares and are included in the diluted earnings per share calculation. Stock option awards to purchase 79,394 and 2,050,449 shares of common stock for the three months ended March 31, 2015 and 2014, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the awards was greater than the average market price of the common shares during the respective periods and, therefore, the effect would have been antidilutive.
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
On April 7, 2015, the FASB issued an accounting standards update that will require debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. Currently, these costs are presented as a deferred charge asset. Edison International and SCE will adopt this guidance in the first quarter of 2016. The adoption of this accounting standards update is not expected to have a material impact on Edison International's and SCE's consolidated financial statements.
On April 15 2015, the FASB issued an accounting standard update on fees paid by a customer for software licenses. This new standard provides guidance about whether a cloud computing arrangement includes a software license which may be capitalized in certain circumstances. If a cloud computing arrangement does not include a software license, then the arrangement should be accounted for as a service contract. Edison International and SCE are currently evaluating this guidance, which is effective January 1, 2016, and expects this new standard will not have a material impact on the consolidated financial statements.

Note 2.    Consolidated Statements of Changes in Equity
The following table provides Edison International's changes in equity for the three months ended March 31, 2015:

	Equity Attributable to Common Shareholders				Noncontrolling Interests
(in millions, except per-share amounts)	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Subtotal	Preferred and Preference Stock	Total Equity
Balance at December 31, 2014	$2,445	$(58)	$8,573	$10,960	$2,022	$12,982
Net income	—	—	299	299	28	327
Other comprehensive loss	—	(1)	—	(1)	—	(1)
Common stock dividends declared ($0.4175 per share)	—	—	(136)	(136)	—	(136)
Dividends to noncontrolling interests	—	—	—	—	(28)	(28)
Stock-based compensation	9	—	(61)	(52)	—	(52)
Non-cash stock-based compensation	6	—	—	6	—	6
Balance at March 31, 2015	$2,460	$(59)	$8,675	$11,076	$2,022	$13,098
The following table provides Edison International's changes in equity for the three months ended March 31, 2014:

	Equity Attributable to Common Shareholders				Noncontrolling Interests
(in millions, except per-share amounts)	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Subtotal	Preferred and Preference Stock	Total Equity
Balance at December 31, 2013	$2,403	$(13)	$7,548	$9,938	$1,753	$11,691
Net income	—	—	176	176	26	202
Other comprehensive income	—	2	—	2	—	2
Common stock dividends declared ($0.3550 per share)	—	—	(116)	(116)	—	(116)
Dividends to noncontrolling interests	—	—	—	—	(26)	(26)
Stock-based compensation	9	—	(50)	(41)	—	(41)
Non-cash stock-based compensation	5	—	15	20	—	20
Issuance of preference stock	—	—	—	—	270	270
Balance at March 31, 2014	$2,417	$(11)	$7,573	$9,979	$2,023	$12,002

The following table provides SCE's changes in equity for the three months ended March 31, 2015:

	Equity Attributable to Edison International
(in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Preferred and Preference Stock	Total Equity
Balance at December 31, 2014	$2,168	$618	$(28)	$8,454	$2,070	$13,282
Net income	—	—	—	333	—	333
Other comprehensive income	—	—	1	—	—	1
Dividends declared on common stock	—	—	—	(147)	—	(147)
Dividends declared on preferred and preference stock	—	—	—	(28)	—	(28)
Stock-based compensation	—	9	—	(22)	—	(13)
Non-cash stock-based compensation	—	4	—	—	—	4
Balance at March 31, 2015	$2,168	$631	$(27)	$8,590	$2,070	$13,432
The following table provides SCE's changes in equity for the three months ended March 31, 2014:

	Equity Attributable to Edison International
(in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Preferred and Preference Stock	Total Equity
Balance at December 31, 2013	$2,168	$592	$(11)	$7,594	$1,795	$12,138
Net income	—	—	—	234	—	234
Other comprehensive income	—	—	1	—	—	1
Dividends declared on common stock	—	—	—	(126)	—	(126)
Dividends declared on preferred and preference stock	—	—	—	(26)	—	(26)
Stock-based compensation	—	9	—	(31)	—	(22)
Non-cash stock-based compensation	—	2	—	10	—	12
Issuance of preference stock	—	(5)	—	—	275	270
Balance at March 31, 2014	$2,168	$598	$(10)	$7,655	$2,070	$12,481
Note 3.    Variable Interest Entities
A VIE is defined as a legal entity that meets one of two conditions: (1) the equity owners do not have sufficient equity at risk, or (2) the holders of the equity investment at risk, as a group, lack any of the following three characteristics: decision-making rights, the obligation to absorb losses, or the right to receive the expected residual returns of the entity. The primary beneficiary is identified as the variable interest holder that has both the power to direct the activities of the VIE that most significantly impact the entity's economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. The primary beneficiary is required to consolidate the VIE. A subsidiary of Edison International is the primary beneficiary of an entity that owns rooftop solar projects. Commercial and operating activities are generally the factors that most significantly impact the economic performance of such VIEs. Commercial and operating activities include construction, operation and maintenance, fuel procurement, dispatch and compliance with regulatory and contractual requirements.

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
As of the balance sheet date, the carrying amount of assets and liabilities in SCE's consolidated balance sheet that relate to its involvement with VIEs result from amounts due under the PPAs or the fair value of those derivative contracts. Under these contracts, SCE recovers the costs incurred through demonstration of compliance with its CPUC-approved long-term power procurement plans. SCE has no residual interest in the entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees or other commitments associated with these contracts other than the purchase commitments described in Note 11 of the 2014 Form 10-K. As a result, there is no significant potential exposure to loss to SCE from its variable interest in these VIEs. The aggregate contracted capacity dedicated to SCE from these VIE projects was 4,125 MW and 5,641 MW at March 31, 2015 and 2014, respectively, and the amounts that SCE paid to these projects were $103 million and $125 million for the three months ended March 31, 2015 and 2014, respectively. These amounts are recoverable in customer rates, subject to reasonableness review.
Unconsolidated Trusts of SCE
SCE Trust I, Trust II and Trust III were formed in 2012, 2013 and 2014, respectively, for the exclusive purpose of issuing the 5.625%, 5.10% and 5.75% trust preference securities, respectively ("trust securities"). The trusts are VIEs. SCE has concluded that it is not the primary beneficiary of these VIEs as it does not have the obligation to absorb the expected losses or the right to receive the expected residual returns of the trusts. SCE Trust I, Trust II and Trust III issued trust securities in the face amount of $475 million, $400 million and $275 million, respectively, (cumulative, liquidation amount of $25 per share) to the public and $10,000 of common stock each to SCE. The trusts invested the proceeds of these trust securities in Series F, Series G and Series H Preference Stock issued by SCE in the principal amounts of $475 million, $400 million and $275 million (cumulative, $2,500 per share liquidation value), respectively, which have substantially the same payment terms as the respective trust securities.
The Series F, Series G and Series H Preference Stock and the corresponding trust securities do not have a maturity date. Upon any redemption of any shares of the Series F, Series G or Series H Preference Stock, a corresponding dollar amount of trust securities will be redeemed by the applicable trust. The applicable trust will make distributions at the same rate and on the same dates on the applicable series of trust securities when and if the SCE board of directors declares and makes dividend payments on the Series F, Series G or Series H Preference Stock. The applicable trust will use any dividends it receives on the Series F, Series G or Series H Preference Stock to make its corresponding distributions on the applicable series of trust securities. If SCE does not make a dividend payment to any of these trusts, SCE would be prohibited from paying dividends on its common stock. SCE has fully and unconditionally guaranteed the payment of the trust securities and trust distributions, if and when SCE pays dividends on the Series F, Series G and Series H Preference Stock.
The Trust I, Trust II and Trust III balance sheets as of March 31, 2015 and December 31, 2014, consisted of investments of $475 million, $400 million and $275 million in the Series F, Series G and Series H Preference Stock, respectively, $475 million, $400 million and $275 million of trust securities, respectively, and $10,000 each of common stock.
The following table provides a summary of the trusts' income statements:

	Three months ended March 31,
(in millions)	Trust I	Trust II	Trust III
2015
Dividend income	$7	$5	$4
Dividend distributions	7	5	4
2014
Dividend income	$7	$5	$1
Dividend distributions	7	5	1

Note 4.    Fair Value Measurements
Recurring Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an "exit price"). Fair value of an asset or liability considers assumptions that market participants would use in pricing the asset or liability, including assumptions about nonperformance risk. As of March 31, 2015 and December 31, 2014, nonperformance risk was not material for Edison International and SCE.
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

SCE
The following table sets forth assets and liabilities of SCE that were accounted for at fair value by level within the fair value hierarchy:

	March 31, 2015
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$—	$306	$—	$306
Other	34	—	—	—	34
Nuclear decommissioning trusts:
Stocks[2]	2,074	—	—	—	2,074
Fixed Income[3]	1,027	1,651	—	—	2,678
Short-term investments, primarily cash equivalents	44	98	—	—	142
Subtotal of nuclear decommissioning trusts[4]	3,145	1,749	—	—	4,894
Total assets	3,179	1,749	306	—	5,234
Liabilities at fair value
Derivative contracts	—	81	1,282	(71)	1,292
Total liabilities	—	81	1,282	(71)	1,292
Net assets (liabilities)	$3,179	$1,668	$(976)	$71	$3,942

	December 31, 2014
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$—	$321	$—	$321
Other	33	—	—	—	33
Nuclear decommissioning trusts:
Stocks[2]	2,031	—	—	—	2,031
Fixed Income[3]	703	1,350	—	—	2,053
Short-term investments, primarily cash equivalents	606	166	—	—	772
Subtotal of nuclear decommissioning trusts[4]	3,340	1,516	—	—	4,856
Total assets	3,373	1,516	321	—	5,210
Liabilities at fair value
Derivative contracts	—	86	1,223	(61)	1,248
Total liabilities	—	86	1,223	(61)	1,248
Net assets (liabilities)	$3,373	$1,430	$(902)	$61	$3,962

[1]
Represents the netting of assets and liabilities under master netting agreements and cash collateral across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

[2]	Approximately 72% and 73% of SCE's equity investments were located in the United States at March 31, 2015 and December 31, 2014, respectively.

[3]
Includes corporate bonds, which were diversified and included collateralized mortgage obligations and other asset backed securities of $161 million and $49 million at March 31, 2015 and December 31, 2014, respectively.

[4]
Excludes net receivables of $2 million and net payables of $57 million at March 31, 2015 and December 31, 2014, which consist of interest and dividend receivables as well as receivables and payables related to SCE's pending securities sales and purchases.

Edison International
Edison International assets measured at fair value consisted of money market funds of $35 million at both March 31, 2015 and December 31, 2014 classified as Level 1.
SCE Fair Value of Level 3
The following table sets forth a summary of changes in SCE's fair value of Level 3 net derivative assets and liabilities:

	Three months ended March 31,
(in millions)	2015	2014
Fair value of net liabilities at beginning of period	$(902)	$(805)
Total realized/unrealized gains (losses):
Included in regulatory assets and liabilities[1]	(74)	31
Purchases	—	7
Settlements	—	(6)
Fair value of net liabilities at end of period	$(976)	$(773)
Change during the period in unrealized gains and losses related to assets and liabilities held at the end of the period	$(96)	$22

[1]	Due to regulatory mechanisms, SCE's realized and unrealized gains and losses are recorded as regulatory assets and liabilities.
Edison International and SCE recognize the fair value for transfers in and transfers out of each level at the end of each reporting period. There were no transfers between any levels during 2015 and 2014.
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

The following table sets forth SCE's valuation techniques and significant unobservable inputs used to determine fair value for significant Level 3 assets and liabilities:

	Fair Value (in millions)			Significant	Range
	Assets	Liabilities	Valuation Technique(s)	Unobservable Input	(Weighted Average)
Congestion revenue rights
March 31, 2015	$297	$—	Market simulation model	Load forecast	7,630 MW - 25,431 MW
				Power prices[1]	$1.65 - $109.95
				Gas prices[2]	$3.65 - $6.53
December 31, 2014	317	—	Market simulation model	Load forecast	7,630 MW - 25,431 MW
				Power prices[1]	$1.65 - $109.95
				Gas prices[2]	$3.65 - $6.53
Tolling
March 31, 2015	9	1,275	Option model	Volatility of gas prices	16% - 40% (20%)
				Volatility of power prices	26% - 37% (30%)
				Power prices	$28.00 - $54.80 ($40.10)
December 31, 2014	4	1,175	Option model	Volatility of gas prices	13% - 53% (20%)
				Volatility of power prices	25% - 42% (30%)
				Power prices	$30.60 - $61.40 ($44.60)

[1]	Prices are in dollars per megawatt-hour.

[2]	Prices are in dollars per million British thermal units.
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
Fair Value of Debt Recorded at Carrying Value
The carrying value and fair value of Edison International's and SCE's long-term debt (including current portion of long-term debt) are as follows:

	March 31, 2015		December 31, 2014
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
SCE	$10,823	$12,601	$9,924	$11,479
Edison International	11,637	13,440	10,738	12,319
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
Note 5.    Debt and Credit Agreements
Credit Agreements and Short-Term Debt
SCE and Edison International Parent have multi-year revolving credit facilities of $2.75 billion and $1.25 billion, respectively, which both expire in July 2019. The credit facility for SCE is generally used to support commercial paper borrowings and letters of credit issued for procurement-related collateral requirements, balancing account undercollections and for general corporate purposes, including working capital requirements to support operations and capital expenditures. Edison International Parent's credit facility is used to support commercial paper borrowings and for general corporate purposes.
At March 31, 2015, SCE's outstanding commercial paper was $297 million at a weighted-average interest rate of 0.34%. At March 31, 2015, letters of credit issued under SCE's credit facility aggregated $128 million and are scheduled to expire in twelve months or less. At December 31, 2014, the outstanding commercial paper was $367 million at a weighted-average interest rate of 0.40%.
At March 31, 2015, Edison International Parent's outstanding commercial paper was $625 million at a weighted-average interest rate of 0.57%. At December 31, 2014, the outstanding commercial paper was $619 million at a weighted-average interest rate of 0.45%.
Project Financing
During 2014, indirect subsidiaries of Edison International entered into a $31.6 million non-recourse debt financing to support investment in approximately 35 megawatts of solar rooftop projects. The financing is required to be converted to a 7-year term loan during 2015, subject to meeting specified conditions. As of March 31, 2015, there was $14.3 million outstanding under this financing at a weighted average interest rate of 2.67% which is currently classified as short-term debt.
Long-Term Debt
During the first quarter of 2015, SCE issued $550 million of 1.845% amortizing first and refunding mortgage bonds due in 2022, $325 million of 2.4% first and refunding mortgage bonds due in 2022, and $425 million of 3.6% first and refunding mortgage bonds due in 2045. The proceeds from these bonds were used to repay outstanding debt and for general corporate purposes. The $550 million amortizing first and refunding mortgage bonds and the $325 million of first and refunding mortgage bonds have been designated as a financing of the San Onofre regulatory asset.

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
Certain power contracts contain a provision that requires SCE to maintain an investment grade rating from each of the major credit rating agencies, referred to as a credit-risk-related contingent feature. If SCE's credit rating were to fall below investment grade, SCE may be required to post additional collateral to cover derivative liabilities and the related outstanding payables. The net fair value of all derivative liabilities with these credit-risk-related contingent features was $8 million and $53 million as of March 31, 2015 and December 31, 2014, respectively. SCE has posted $10 million at March 31, 2015 and $13 million at December 31, 2014 to its counterparties at the respective dates for its derivative liabilities and related outstanding payables. If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2015, SCE would be required to post $28 million of additional collateral of which $21 million is related to outstanding payables that are net of collateral already posted.

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

	March 31, 2015
	Derivative Assets			Derivative Liabilities
(in millions)	Short-Term	Long-Term	Subtotal	Short-Term	Long-Term	Subtotal	Net Liability
Commodity derivative contracts
Gross amounts recognized	$97	$212	$309	$259	$1,107	$1,366	$1,057
Gross amounts offset in the consolidated balance sheets	(3)	—	(3)	(3)	—	(3)	—
Cash collateral posted[1]	—	—	—	(71)	—	(71)	(71)
Net amounts presented in the consolidated balance sheets	$94	$212	$306	$185	$1,107	$1,292	$986

	December 31, 2014
	Derivative Assets			Derivative Liabilities
(in millions)	Short-Term	Long-Term	Subtotal	Short-Term	Long-Term	Subtotal	Net Liability
Commodity derivative contracts
Gross amounts recognized	$104	$219	$323	$259	$1,052	$1,311	$988
Gross amounts offset in the consolidated balance sheets	(2)	—	(2)	(2)	—	(2)	—
Cash collateral posted[1]	—	—	—	(61)	—	(61)	(61)
Net amounts presented in the consolidated balance sheets	$102	$219	$321	$196	$1,052	$1,248	$927

[1]
In addition, at both March 31, 2015 and December 31, 2014, SCE had posted $36 million of collateral that is not offset against derivative liabilities and is reflected in "Other current assets" on the consolidated balance sheets.

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
The following table summarizes the components of SCE's economic hedging activity:

	Three months ended March 31,
(in millions)	2015	2014
Realized losses	$(36)	$(37)
Unrealized (losses) gains	(69)	52

Notional Volumes of Derivative Instruments
The following table summarizes the notional volumes of derivatives used for SCE hedging activities:

	Unit of	Economic Hedges
Commodity	Measure	March 31, 2015	December 31, 2014
Electricity options, swaps and forwards	GWh	3,044	3,618
Natural gas options, swaps and forwards	Bcf	62	83
Congestion revenue rights	GWh	112,090	122,859
Tolling arrangements	GWh	77,684	79,989
Note 7.    Income Taxes
Effective Tax Rate
The table below provides a reconciliation of income tax expense computed at the federal statutory income tax rate to the income tax provision:

	Edison International		SCE
	Three months ended March 31,
(in millions)	2015	2014	2015	2014
Income from continuing operations before income taxes	$424	$205	$440	$222
Provision for income tax at federal statutory rate of 35%	148	71	154	78
Increase (decrease) in income tax from:
State tax, net of federal benefit	11	1	14	1
Property-related	(60)	(51)	(60)	(51)
Change related to uncertain tax positions	15	7	10	7
San Onofre OII settlement	—	(40)	—	(40)
Other	(8)	(7)	(11)	(7)
Total income tax expense (benefit) from continuing operations	$106	$(19)	$107	$(12)
Effective tax rate	25.0%	(9.3)%	24.3%	(5.4)%
The CPUC requires flow-through ratemaking treatment for the current tax benefit arising from certain property-related and other temporary differences which reverse over time. Flow-through items reduce current authorized revenue requirements in SCE's rate cases and result in a regulatory asset for recovery of deferred income taxes in future periods. The difference between the authorized amounts in SCE's rate cases and the recorded flow-through items also result in increases or decreases in regulatory assets with a corresponding impact on the effective tax rate to the extent that recorded deferred amounts are expected to be recovered in future rates. The accounting treatment for these temporary differences results in recording regulatory assets and liabilities for amounts that would otherwise be recorded to deferred income tax expense. It is reasonably possible that by the end of 2015, unrecognized tax benefits may decrease by approximately $96 million due to a change in estimate of tax positions subject to flow-through regulatory treatment.
Property-related items include recognition of income tax benefits from repair deductions for income tax purposes.
Tax Disputes
Tax Years 2007 – 2009
The IRS examination phase of tax years 2007 through 2009 was completed during the first quarter of 2013. Edison International received a Revenue Agent Report from the IRS on February 28, 2013 which included a proposed adjustment to disallow a component of SCE's percentage repair allowance deduction (similar to the 2003 – 2006 tax years). The proposed adjustment to disallow a component of SCE's percentage repair allowance deduction, if sustained, would result in a federal tax liability of approximately $77 million, including interest through March 31, 2015. Edison International has tentatively reached an agreement with the IRS regarding SCE’s percentage repair allowance deduction, which if finalized, would result in a federal tax liability of approximately $16 million, including interest through March 31, 2015.
Tax Years 2010 – 2012
A Revenue Agent Report from the IRS is expected to be received from the examination phase of tax years 2010 through 2012 within the next six months. After receipt of the Revenue Agent Report, SCE expects to update its assessment of uncertain tax positions.
Note 8.    Compensation and Benefit Plans
Pension Plans
Edison International made contributions of $4 million during the three months ended March 31, 2015, which includes contributions of $1 million by SCE. Edison International expects to make contributions of $117 million during the remainder of 2015, which includes $91 million from SCE. Annual contributions made by SCE to most of SCE's pension plans are anticipated to be recovered through CPUC-approved regulatory mechanisms, pending the outcome of the 2015 GRC decision. Annual contributions to these plans are expected to be, at a minimum, equal to the related annual expense.
Pension expense components for continuing operations are:

	Edison International		SCE
	Three months ended March 31,
(in millions)	2015	2014	2015	2014
Service cost	$35	$30	$35	$29
Interest cost	41	45	38	44
Expected return on plan assets	(57)	(57)	(53)	(56)
Amortization of prior service cost	1	1	1	1
Amortization of net loss[1]	9	1	7	—
Expense under accounting standards	$29	$20	$28	$18
Regulatory adjustment	(1)	31	(1)	31
Total expense recognized	$28	$51	$27	$49

[1]
Includes the amount of net loss reclassified from other comprehensive loss. The amount reclassified for Edison International and SCE was $3 million and $2 million, respectively, for the three months ended March 31, 2015, and $2 million and $1 million, respectively, for the three months ended March 31, 2014.

Postretirement Benefits Other Than Pensions
Edison International made contributions of $15 million during the three months ended March 31, 2015 and expects to make contributions of $44 million during the remainder of 2015, substantially all of which are expected to be made by SCE. Annual contributions made to SCE plans are anticipated to be recovered through CPUC-approved regulatory mechanisms and are expected to be, at a minimum, equal to the total annual expense for these plans, pending the outcome of the 2015 GRC decision. Benefits under these plans, with some exceptions, are generally unvested and subject to change. Under the terms of the Edison International Health and Welfare Plan ("PBOP Plan") each participating employer (Edison International or its participating subsidiaries) is responsible for the costs and expenses of all PBOP benefits with respect to its employees and former employees. A participating employer may terminate the PBOP benefits with respect to its employees and former employees, as may SCE (as Plan sponsor), and, accordingly, the participants' PBOP benefits are not vested benefits.

PBOP expense components for continuing operations are:

	Edison International		SCE
	Three months ended March 31,
(in millions)	2015	2014	2015	2014
Service cost	$12	$11	$12	$11
Interest cost	29	27	28	27
Expected return on plan assets	(28)	(28)	(28)	(28)
Amortization of prior service credit	(3)	(9)	(3)	(9)
Amortization of net loss	6	—	6	—
Total expense	$16	$1	$15	$1
Workforce Reductions
In 2012, SCE commenced multiple efforts to reduce its workforce in order to reflect SCE's strategic direction to optimize its cost structure, moderate customer rate increases and align its cost structure with its peers. In addition, in June 2013, SCE announced plans to permanently retire San Onofre, which resulted in additional workforce reductions. During the second quarter of 2014, SCE increased the estimated impact for workforce reductions related to transferring certain information technology activities to third parties. Through March 31, 2015, SCE's share of estimated cash severance for all of these workforce reductions totaled $215 million. The following table provides a summary of changes in the accrued severance liability associated with these reductions:

(in millions)
Balance at January 1, 2015	$35
Additions	—
Payments	(23)
Balance at March 31, 2015	$12
The liability presented in the table above is reflected in "Other current liabilities" on the consolidated balance sheets. The severance costs are included in "Operation and maintenance" on the consolidated income statements.
Note 9.    Other Investments
Nuclear Decommissioning Trusts
Future decommissioning costs related to SCE's nuclear assets are expected to be funded from independent decommissioning trusts.
The following table sets forth amortized cost and fair value of the trust investments:

	Longest Maturity Dates	Amortized Cost		Fair Value
(in millions)		March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Stocks	—	$544	$524	$2,074	$2,031
Municipal bonds	2054	679	681	826	822
U.S. government and agency securities	2045	1,127	777	1,207	836
Corporate bonds	2057	585	346	645	395
Short-term investments and receivables/payables[1]	One-year	139	692	144	715
Total		$3,074	$3,020	$4,896	$4,799

[1]	Short-term investments include $92 million of repurchase agreements payable by financial institutions which earn interest, are fully secured by U.S. Treasury securities and mature by April 2, 2015.
Trust fund earnings (based on specific identification) increase the trust fund balance and the ARO regulatory liability. Proceeds from sales of securities (which are reinvested) were $2.9 billion and $1.5 billion for the three months ended

March 31, 2015 and 2014, respectively. Unrealized holding gains, net of losses, were $1.8 billion and $1.8 billion at March 31, 2015 and December 31, 2014, respectively.
The following table sets forth a summary of changes in the fair value of the trust:

	Three months ended March 31,
(in millions)	2015	2014
Balance at beginning of period	$4,799	$4,494
Gross realized gains	27	10
Gross realized losses	(2)	—
Unrealized gains, net	44	62
Other-than-temporary impairments	(4)	(3)
Interest and dividends	28	28
Contributions	7	5
Income taxes	—	(7)
Administrative expenses and other	(3)	(2)
Balance at end of period	$4,896	$4,587
Trust assets are used to pay income taxes as the Trust files separate income taxes returns from SCE. Deferred income taxes related to unrealized gains at March 31, 2015 were $448 million. Accordingly, the fair value of Trust assets available to pay future decommissioning costs, net of deferred income taxes, totaled $4.4 billion at March 31, 2015. Due to regulatory mechanisms, changes in assets of the trusts from income items have no impact on operating revenue or earnings.
Note 10.    Regulatory Assets and Liabilities
Regulatory Assets
SCE's regulatory assets included on the consolidated balance sheets are:

(in millions)	March 31, 2015	December 31, 2014
Current:
Regulatory balancing accounts	$957	$1,088
Energy derivatives	167	159
Other	28	7
Total current	1,152	1,254
Long-term:
Deferred income taxes, net	3,506	3,405
Pensions and other postretirement benefits	1,214	1,218
Energy derivatives	910	850
Unamortized investments, net	235	255
San Onofre	1,246	1,288
Unamortized loss on reacquired debt	214	201
Regulatory balancing accounts	49	44
Other	363	351
Total long-term	7,737	7,612
Total regulatory assets	$8,889	$8,866

Regulatory Liabilities
SCE's regulatory liabilities included on the consolidated balance sheets are:

(in millions)	March 31, 2015	December 31, 2014
Current:
Regulatory balancing accounts	$384	$380
Other[1]	51	21
Total current	435	401
Long-term:
Costs of removal	2,810	2,826
Recoveries in excess of ARO liabilities[2]	2,013	1,956
Regulatory balancing accounts	1,091	1,083
Other	58	24
Total long-term	5,972	5,889
Total regulatory liabilities	$6,407	$6,290

[1]
During the first quarter of 2015, SCE recognized revenue from CPUC activities largely based on 2014 authorized base revenue requirements included in customer rates. SCE deferred $36 million of the 2014 authorized base revenue requirement allocated to the first quarter related to incremental repair deductions pending the outcome of the 2015 GRC.

[2]
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

Net Regulatory Balancing Accounts
The following table summarizes the significant components of regulatory balancing accounts included in the above tables of regulatory assets and liabilities:

(in millions)	March 31, 2015	December 31, 2014
Asset (liability)
Energy resource recovery account	$683	$1,028
New system generation balancing account	(63)	35
Public purpose programs and energy efficiency programs	(851)	(874)
Base rate recovery balancing account	67	(5)
Greenhouse gas auction revenue	(218)	(182)
FERC balancing accounts	(9)	(32)
Generator settlements	—	(197)
Other	(78)	(104)
Liability	$(469)	$(331)

Note 11.    Commitments and Contingencies
Third-Party Power Purchase Agreements
During the three months ended March 31, 2015, SCE had new power procurement contracts with additional commitments estimated to be: $6 million for remainder of 2015, $34 million for 2016, $117 million for 2017, $166 million for 2018, $204 million for 2019 and $1.9 billion for the period remaining thereafter.
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
Settlement of San Onofre CPUC Proceedings
In November 2014, the CPUC approved the San Onofre OII Settlement Agreement that SCE had entered into with TURN, the ORA, SDG&E, the Coalition of California Utility Employees, and Friends of the Earth. The San Onofre OII Settlement Agreement resolved the CPUC's OII and related proceedings regarding the Steam Generator Replacement Project at San Onofre and the related outage and subsequent shutdown of San Onofre. The San Onofre OII Settlement Agreement does not affect proceedings related to recoveries from third parties described below, but does describe how shareholders and customers will share any potential recoveries.
A federal lawsuit challenging the CPUC's authority to permit rate recovery of San Onofre costs and an application to the CPUC for rehearing of its decision approving the San Onofre OII Settlement Agreement were filed in November and December 2014, respectively. On April 16, 2015, a ruling was issued dismissing the federal lawsuit with prejudice.
In February 2015, SCE filed in the OII proceeding a Late-Filed Notice of Ex Parte Communication regarding a meeting in March 2013 between an SCE senior executive and the president of the CPUC, both of whom have since retired from their respective positions. In response, the Alliance for Nuclear Responsibility, one of the intervenors in the OII, filed an application requesting that the CPUC institute an investigation into whether sanctions should be imposed on SCE in connection with the ex parte communication. The application requests that the CPUC order SCE to produce all ex parte communications between SCE and the CPUC or its staff since January 31, 2012 and all internal SCE unprivileged communications that discuss such ex parte communications.

On April 14, 2015, the OII ALJs ordered SCE to produce unprivileged documents pertaining to oral and written communications regarding regarding the possible settlement of the OII proceeding between any SCE employee and CPUC decision makers. SCE's response is due on April 29, 2015.
On April 17, 2015, ORA and TURN issued press releases asking the CPUC to impose penalties on SCE in connection with the ex parte communication. ORA recommended penalties in the amount of $648 million, representing ORA's calculation of the difference in ratepayer value between ORA's initial negotiating position in the SONGS OII and the approved settlement. TURN did not recommend a penalty amount. Neither party asked the CPUC to reopen the settlement. TURN stated that, based on SCE's response to the OII ALJs' April 14, 2015 order, it may seek a reopening of the OII proceeding. On April 27, 2015, the Alliance for Nuclear Responsibility filed a petition to modify the CPUC’s decision approving the San Onofre OII Settlement Agreement due to the ex parte communication. The petition seeks the reversal of the decision approving the San Onofre OII Settlement Agreement and reinstatement of the OII proceeding.
SCE cannot predict the outcome of these proceedings.
NRC Proceedings
In February 2015, the NRC issued a proposed decision resolving the review of SCE's compliance with the license amendment regulatory process related to the RSGs by an NRC Staff Petition Review Board by finding the issue to be moot, given the permanent cessation of operation of San Onofre. In March 2015, the NRC issued a lessons learned report in which it restated earlier NRC inspection findings that SCE properly concluded that the replacement steam generators at San Onofre did not require a formal license amendment prior to installation using a common NRC process for replacement components.
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
NEIL Insurance Claims
San Onofre carries accidental property damage and carried accidental outage insurance issued by Nuclear Electric Insurance Limited ("NEIL") and has placed NEIL on notice of claims under both policies. The NEIL policies have a number of exclusions and limitations that NEIL may assert reduce or eliminate coverage (such as a limitation under which benefits may be reduced by up to 90% for periods following a planned shutdown), and SCE may choose to challenge NEIL's application of any such exclusions and limitations. Through August 30, 2014, the San Onofre owners had submitted approximately $433 million in claims (SCE's share of which is approximately $339 million) under the accidental outage insurance. These claims continue to be under review and are subject to revision and updating over time. The accidental outage insurance at San Onofre has been canceled prospectively as a result of the permanent retirement. SCE has not submitted a proof of loss under the accidental property damage insurance but reserves the right to do so. The parties are continuing discussions. SCE may challenge any reduction or denial of coverage that results from any coverage determination by NEIL. No amounts have been recognized in SCE's financial statements, pending NEIL's response to the San Onofre owners’ claims.
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
MHI Claims
SCE is also pursuing claims against Mitsubishi Heavy Industries, Ltd. and a related company ("MHI"), which designed and supplied the RSGs. MHI warranted the RSGs for an initial period of 20 years from acceptance and is contractually obligated to repair or replace defective items with dispatch and to pay specified damages for certain repairs. MHI's stated liability under the purchase agreement is limited to $138 million and excludes consequential damages, defined to include "the cost of replacement power;" however, limitations in the contract are subject to applicable exceptions both in the contract and under law. SCE has advised MHI that it believes one or more of such exceptions apply and that MHI's liability is not limited to $138 million. MHI has advised SCE that it disagrees. In October 2013 SCE sent MHI a formal request for binding arbitration under the auspices of the International Chamber of Commerce in accordance with the purchase contract seeking damages for all losses. In the request for arbitration, SCE alleges contract and tort claims and seeks at least $4 billion in damages on behalf of itself and its customers and in its capacity as Operating Agent for San Onofre. MHI has denied any liability and has asserted counterclaims for $41 million, for which SCE has denied any liability. Each of the other San Onofre owners sued MHI, alleging claims arising from MHI's supplying the faulty steam generators. These litigation claims have been stayed pending the arbitration. The other owners (SDG&E and Riverside) have been added as additional claimants in the arbitration.
SCE, on behalf of itself and the other San Onofre owners, has submitted seven invoices to MHI totaling $149 million for steam generator repair costs incurred through April 30, 2013. MHI paid the first invoice of $45 million, while reserving its right to challenge it and subsequently rejected a portion of the first invoice and has not paid further invoices, claiming further documentation is required, which SCE disputes. SCE recorded its share of the invoice paid (approximately $35 million) as a reduction of repair and inspection costs in 2012.
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
The San Onofre OII Settlement Agreement provides the utilities with the discretion to resolve the NEIL and MHI disputes without CPUC approval or review, but the utilities are obligated to use their best efforts to inform the CPUC of any settlement or other resolution of these disputes to the extent this is possible without compromising any aspect of the resolution. SCE and SDG&E have also agreed to allow the CPUC to review the documentation of any final resolution of the NEIL and MHI disputes and the litigation costs incurred in pursuing claims against NEIL and MHI to ensure they are not exorbitant in relation to the recovery obtained. There is no assurance that there will be any recoveries from NEIL or MHI or that if there are recoveries, that they will equal or exceed the costs incurred to pursue them.
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
At March 31, 2015, SCE's recorded estimated minimum liability to remediate its 19 identified material sites (sites in which the upper end of the range of the costs is at least $1 million) was $116 million, including $84 million related to San Onofre. In addition to these sites, SCE also has 39 immaterial sites for which the total minimum recorded liability was $4 million. Of the $120 million total environmental remediation liability for SCE, $116 million has been recorded as a regulatory asset. SCE expects to recover $30 million through an incentive mechanism that allows SCE to recover 90% of its environmental remediation costs at certain sites (SCE may request to include additional sites) and $86 million through a mechanism that allows SCE to recover 100% of the costs incurred at certain sites through customer rates. SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites.
The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs at the identified material sites and immaterial sites could exceed its recorded liability by up to $158 million and $7 million, respectively. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes.

SCE expects to clean up and mitigate its identified sites over a period of up to 30 years. Remediation costs for each of the next five years are expected to range from $5 million to $23 million. Costs incurred were $1 million for both the three months ended March 31, 2015 and 2014.
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
Nuclear Insurance
SCE is a member of NEIL, a mutual insurance company owned by entities with nuclear facilities. NEIL provides insurance for nuclear property damage, including damages caused by acts of terrorism up to specified limits, and for accidental outages for active facilities. The amount of nuclear property damage insurance purchased for San Onofre and Palo Verde exceeds the minimum federal requirement of $1.06 billion. If NEIL losses at any nuclear facility covered by the arrangement were to exceed the accumulated funds for these insurance programs, SCE could be assessed retrospective premium adjustments of up to approximately $52 million per year.
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
For more information on insurance coverage, see Note 11 in the 2014 Form 10-K.
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
Spent Nuclear Fuel
Under federal law, the Department of Energy ("DOE") is responsible for the selection and construction of a facility for the permanent disposal of spent nuclear fuel and high-level radioactive waste. The DOE has not met its contractual obligation to accept spent nuclear fuel. Extended delays by the DOE have led to the construction of costly alternatives and associated siting and environmental issues. Currently, both San Onofre and Palo Verde have interim storage for spent nuclear fuel on site sufficient for the current license period.
SCE, as operating agent, filed a lawsuit on behalf of the San Onofre owners against the DOE in the Court of Federal Claims seeking damages of approximately $182 million for the DOE's failure to meet its obligation to begin accepting spent nuclear fuel for the period from January 1, 2006 to December 31, 2013. Additional legal action would be necessary to recover damages incurred after December 31, 2013. All damages recovered by SCE are subject to CPUC review as to how these amounts would be distributed among customers, shareholders, or to offset fuel decommissioning or storage costs.

Note 12.    Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of tax consist of:

	Edison International		SCE
	Three months ended March 31,
(in millions)	2015	2014	2015	2014
Beginning balance	$(58)	$(13)	$(28)	$(11)
Pension and PBOP – net income (loss):
Other comprehensive loss before reclassifications	(3)	—	—	—
Reclassified from accumulated other comprehensive loss[1]	2	2	1	1
Change	(1)	2	1	1
Ending Balance	$(59)	$(11)	$(27)	$(10)

[1]	These items are included in the computation of net periodic pension and PBOP expense. See Note 8 for additional information.
Note 13.    Interest and Other Income and Other Expenses
Interest and other income and other expenses are as follows:

	Three months ended March 31,
(in millions)	2015	2014
SCE interest and other income:
Equity allowance for funds used during construction	$21	$13
Increase in cash surrender value of life insurance policies and life insurance benefits	10	7
Interest income	1	2
Other	1	1
Total SCE interest and other income	33	23
Edison International Parent and Other other income	6	—
Total Edison International interest and other income	$39	$23
SCE other expenses:
Civic, political and related activities and donations	5	5
Other	2	2
Total SCE other expenses	7	7
Edison International Parent and Other other expenses	3	1
Total Edison International other expenses	$10	$8
Note 14.    Discontinued Operations
EME Chapter 11 Bankruptcy
In December 2012, EME and certain of its wholly-owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Illinois, Eastern Division. The Amended Plan of Reorganization, including the EME Settlement Agreement, was completed on April 1, 2014 with the sale of substantially all of EME's assets to NRG Energy, Inc. and the transactions called for in the EME Settlement Agreement, including an initial cash payment to the Reorganization Trust of $225 million in April 2014. For further discussion of the EME Settlement Agreement, see the 2014 Form 10-K, "Notes to Consolidated Financial Statements—Note 15."
In August 2014, Edison International entered into an amendment of the EME Settlement Agreement that finalized the remaining matters related to the EME Settlement including setting the amount of the two installment payments at $204 million due on September 30, 2015 and $214 million due on September 30, 2016.

Loss from discontinued operations, net of tax, was $22 million for the three months ended March 31, 2014. The 2014 loss from discontinued operations resulted from revised estimates of the impact of a tax deconsolidation of EME from Edison International as originally contemplated prior to the EME Settlement.
Note 15.    Supplemental Cash Flows Information
Supplemental cash flows information for continuing operations is:

	Edison International		SCE
	Three months ended March 31,
(in millions)	2015	2014	2015	2014
Cash payments for interest and taxes:
Interest, net of amounts capitalized	$152	$157	$144	$149
Tax payments, net	—	—	32	3
Non-cash financing and investing activities:
Dividends declared but not paid:
Common stock	$136	$116	$147	$126
Preferred and preference stock	3	4	3	4
SCE's accrued capital expenditures at March 31, 2015 and 2014 were $407 million and $438 million, respectively. Accrued capital expenditures will be included as an investing activity in the consolidated statements of cash flow in the period paid.

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
Changes in Internal Control Over Financial Reporting
During the first quarter of 2015, SCE began transitioning a portion of its information technology services to third-party providers under managed services agreements. The transition of day-to-day responsibilities to outside service providers has resulted in certain changes to business processes and internal controls over financial reporting. SCE continues to be responsible for the design and operating effectiveness of controls over financial reporting and has taken steps to provide oversight of controls performed by its managed service provider during this period of change and will continue to evaluate the operating effectiveness of related controls during subsequent periods.

There were no other changes in Edison International's or SCE's internal control over financial reporting, respectively, during the first quarter of 2015 that have materially affected, or are reasonably likely to materially affect, Edison International's or SCE's internal control over financial reporting.
Jointly Owned Utility Plant
Edison International's and SCE's respective scope of evaluation of internal control over financial reporting includes their Jointly Owned Utility Projects as discussed in Note 2. Property, Plant and Equipment in the 2014 Form 10-K.
LEGAL PROCEEDINGS
Shaver Lake Dam Project Administrative Civil Liability Complaint
In 2011, SCE installed a PVC plastic geomembrane liner on the Shaver Lake Dam to prevent water seepage. Before starting the project, SCE received the required regulatory permits and approvals. SCE and the California Department of Fish and Wildlife executed a Streambed Alteration Agreement in November 2011 that governed SCE's activities in Shaver Lake as required by state and federal law. SCE also obtained the required federal Clean Water Act Certification in November 2011 for the project's completion.
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

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by Edison International and Affiliated Purchasers
The following table contains information about all purchases of Edison International Common Stock made by or on behalf of Edison International in the first quarter of 2015.

Period	(a) Total Number of Shares (or Units) Purchased[1]	(b) Average Price Paid per Share (or Unit)[1]	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2015 to January 31, 2015	1,588,696	$67.32	—	—
February 1, 2015 to February 28, 2015	71,428	64.77	—	—
March 1, 2015 to March 31, 2015	675,452	63.14	—	—
Total	2,335,576	66.04	—	—

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

EXHIBITS

Exhibit Number	Description

10.1**	Edison International 2015 Executive Annual Incentive Program

10.2**	Edison International 2015 Long-Term Incentives Terms and Conditions

10.3**	Edison International Executive Incentive Compensation Plan, as amended and restated effective February 25, 2015

10.4**	Southern California Edison Company Executive Supplemental Benefit Program, as amended effective February 25, 2015

10.5**	Edison International 2008 Executive Retirement Plan, as amended and restated effective February 25, 2015

10.6**	Edison International 2008 Executive Severance Plan, as amended and restated effective February 25, 2015

31.1	Certifications of the Chief Executive Officer and Chief Financial Officer of Edison International pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certifications of the Chief Executive Officer and Chief Financial Officer of Southern California Edison Company pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer of Edison International required by Section 906 of the Sarbanes-Oxley Act

32.2	Certifications of the Chief Executive Officer and the Chief Financial Officer of Southern California Edison Company required by Section 906 of the Sarbanes-Oxley Act

101.1
Financial statements from the quarterly report on Form 10-Q of Edison International for the quarter ended March 31, 2015, filed on April 28, 2015, formatted in XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements

101.2
Financial statements from the quarterly report on Form 10-Q of Southern California Edison Company for the quarter ended March 31, 2015, filed on April 28, 2015, formatted in XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

	EDISON INTERNATIONAL		SOUTHERN CALIFORNIA EDISON COMPANY

By:	/s/ Mark C. Clarke	By:	/s/ Connie J. Erickson

	Mark C. Clarke Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)		Connie J. Erickson Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)

Date:	April 28, 2015	Date:	April 28, 2015