Form 10-Q
period 2015-06-30
EDISON INTERNATIONAL; SOUTHERN CALIFORNIA EDISON CO
filed 2015-07-30
CIK 827052, 92103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Common Stock outstanding as of July 28, 2015:
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

•
decisions and other actions by the CPUC, the FERC, the NRC and other regulatory authorities, including determinations of authorized rates of return or return on equity, and delays in regulatory actions;

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

•
governmental, statutory, regulatory or administrative changes or initiatives affecting the electricity industry, including market structure rules applicable to each market adopted by the California Independent System Operator, WECC, NERC, and adjoining regions;

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
The MD&A for the six months ended June 30, 2015 discusses material changes in the consolidated financial condition, results of operations and other developments of Edison International and SCE since December 31, 2014, and as compared to the six months ended June 30, 2014. This discussion presumes that the reader has read or has access to Edison International's and SCE's MD&A for the calendar year 2014 (the "year-ended 2014 MD&A"), which was included in the 2014 Form 10-K.
Except when otherwise stated, references to each of Edison International, SCE, EMG, Edison Energy Group, EME or Edison Capital mean each such company with its subsidiaries on a consolidated basis. References to "Edison International Parent and Other" mean Edison International Parent and its consolidated non-utility subsidiaries.

GLOSSARY
The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

Amended Plan of Reorganization	EME Chapter 11 Bankruptcy Plan of Reorganization as amended to incorporate the terms of the Settlement Agreement, dated February 19, 2014
AFUDC	allowance for funds used during construction
2014 Form 10-K	Edison International's and SCE's combined Annual Report on Form 10-K for the year-ended December 31, 2014
ALJ	administrative law judge
APS	Arizona Public Service Company
ARO(s)	asset retirement obligation(s)
Bcf	billion cubic feet
CAA	Clean Air Act
CAISO	California Independent System Operator
CARB	California Air Resources Board
CPUC	California Public Utilities Commission
CRRs	congestion revenue rights
DOE	U.S. Department of Energy
Edison Energy Group	Edison International's subsidiary that holds interests in competitive businesses related to the generation, delivery, or use of electricity, formerly named Edison Energy, Inc.
EME	Edison Mission Energy
EME Settlement Agreement	Settlement Agreement entered into by Edison International, EME, and the Consenting Noteholders in February 2014
EMG	Edison Mission Group Inc.
EPS	earnings per share
ERRA	energy resource recovery account
FERC	Federal Energy Regulatory Commission
Four Corners	coal fueled electric generating facility located in Farmington, New Mexico in which SCE held a 48% ownership interest
GAAP	generally accepted accounting principles
GHG	greenhouse gas
GRC	general rate case
GWh	gigawatt-hours
HLBV	hypothetical liquidation at book value
IRS	Internal Revenue Service
ISO	Independent System Operator
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations in this report
MHI	Mitsubishi Heavy Industries, Ltd. and a related company
Moody's	Moody's Investors Service
MW	megawatts
MWh	megawatt-hours
NAAQS	national ambient air quality standards
NDTCP	Nuclear Decommissioning Trust Costs Proceeding
NERC	North American Electric Reliability Corporation
Ninth Circuit	Ninth Circuit Court of Appeals
NRC	Nuclear Regulatory Commission
ORA	CPUC's Office of Ratepayers Advocates
OII	Order Instituting Investigation
Palo Verde	large pressurized water nuclear electric generating facility located near Phoenix, Arizona in which SCE holds a 15.8% ownership interest

v

PBOP(s)	postretirement benefits other than pension(s)
PG&E	Pacific Gas & Electric Company
QF(s)	qualifying facility(ies)
ROE	return on common equity
S&P	Standard & Poor's Ratings Services
San Onofre	retired nuclear generating facility located in south San Clemente, California in which SCE holds a 78.21% ownership interest
San Onofre OII Settlement Agreement
Settlement Agreement by and among SCE, The Utility Reform Network, the CPUC's Office of Ratepayer Advocates and SDG&E, which was later joined by the Coalition of California Utility Employees and Friends of the Earth, (together, the "Settling Parties"), dated November 20, 2014

SCE	Southern California Edison Company
SDG&E	San Diego Gas & Electric
SEC	U.S. Securities and Exchange Commission
SED	Safety and Enforcement Division of the CPUC, formerly known as the Consumer Protection and Safety Division or CPSD
US EPA	U.S. Environmental Protection Agency
VIE(s)	variable interest entity(ies)
WECC	Western Electric Coordinating Council

(This page has been left blank intentionally.)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MANAGEMENT OVERVIEW
Highlights of Operating Results
Edison International is the parent holding company of SCE. SCE is a public utility primarily engaged in the business of supplying and delivering electricity to an approximately 50,000 square mile area of southern California. Edison International is also the parent company of Edison Energy Group, a subsidiary that holds interests in competitive businesses that are related to the generation, delivery, or use of electricity. Such competitive business activities are currently not material to report as a separate business segment. References to Edison International refer to the consolidated group of Edison International and its subsidiaries. References to Edison International Parent and Other refer to Edison International Parent, Edison Energy Group, and other subsidiaries. Unless otherwise described, all of the information contained in this report relates to both filers.

	Three months ended June 30,			Six months ended June 30,
(in millions)	2015	2014	Change	2015	2014	Change
Net income (loss) attributable to Edison International
Continuing operations
SCE	$384	$362	$22	$689	$570	$119
Edison International Parent and Other	(5)	(10)	5	(11)	(20)	9
Discontinued operations	—	184	(184)	—	162	(162)
Edison International	379	536	(157)	678	712	(34)
Less: Non-core items
SCE	—	—	—	—	(96)	96
Edison International Parent and Other	1	—	1	6	—	6
Discontinued operations	—	184	(184)	—	162	(162)
Total non-core items	1	184	(183)	6	66	(60)
Core earnings (losses)
SCE	384	362	22	689	666	23
Edison International Parent and Other	(6)	(10)	4	(17)	(20)	3
Edison International	$378	$352	$26	$672	$646	$26
Edison International's earnings are prepared in accordance with GAAP used in the United States. Management uses core earnings internally for financial planning and for analysis of performance. Core earnings (losses) are also used when communicating with investors and analysts regarding Edison International's earnings results to facilitate comparisons of the Company's performance from period to period. Core earnings (losses) are a non-GAAP financial measure and may not be comparable to those of other companies. Core earnings (losses) are defined as earnings attributable to Edison International shareholders less income or loss from discontinued operations, income resulting from allocation of losses to tax equity investors under the hypothetical liquidation at book value ("HLBV") accounting method and income or loss from significant discrete items that management does not consider representative of ongoing earnings, such as: exit activities, including sale of certain assets and other activities that are no longer continuing; asset impairments and certain tax, regulatory or legal settlements or proceedings.
SCE's core earnings for the second quarter and six months ended June 30, 2015 were higher than the respective periods in 2014 primarily due to higher income tax benefits, FERC-related revenue from rate base growth and earnings on funds used during construction partially offset by lower other income.
During the second quarter of 2015, SCE recorded $100 million of income tax benefits from revisions to liabilities for uncertain tax positions for tax years 2010 through 2012. These benefits were partially offset by changes in estimated taxes related to net operating loss carrybacks, interest and state income taxes. During the second quarter of 2014, SCE recorded $29 million of income tax benefits from revisions to liabilities for uncertain tax positions and $14 million ($9 million after-tax) of benefits related to generator settlements.

During the first half of 2015, SCE recognized revenue from CPUC activities largely based on 2014 authorized base revenue requirements included in customer rates. The revenue requirement ultimately adopted by the CPUC will be retroactive to January 1, 2015.
Consolidated non-core items included:

•
Impairment and other charges of $231 million ($96 million after-tax) in the first quarter of 2014 related to the San Onofre OII Settlement Agreement (as discussed below). For further information, see "—San Onofre Proceedings, Recoveries, and Decommissioning."

•
Income of $184 million during the second quarter of 2014 related to the estimated impact of the transactions called for in the EME Settlement. In addition, Edison International recorded an income tax loss of $22 million for the first quarter of 2014 from revised estimates of the tax impact of a tax deconsolidation of EME from Edison International as originally contemplated prior to the EME Settlement. See 2014 Form 10-K, "Management Overview—Resolution of Uncertainty Related to EME in Bankruptcy."

•
Income of $1 million and $6 million for the three and six months ended June 30, 2015, respectively, related to losses allocated to tax equity investors under the HLBV accounting method. Edison International reflected in core earnings the operating results of the solar rooftop projects, related financings and the priority return to the tax equity investor. The losses allocated to the tax equity investor under HLBV accounting method results in income allocated to subsidiaries of Edison International, neither of which is due to the operating performance of the projects but rather due to the allocation of income tax attributes under the tax equity financing. Accordingly, Edison International has included the non-operating allocation of income as a non-core item. For further information on HLBV, see the 2014 Form 10-K, "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies."

2015 General Rate Case
As discussed in the 2014 10-K, SCE filed its original request for its 2015 GRC in November 2013. The request was updated in May 2015 to $5.512 billion, which would be a $121 million decrease over currently authorized base rate revenue. The updated base rate revenue requirement request would propose post-test year increases in 2016 and 2017 of $236 million and $320 million, respectively. The May 2015 update included revised tax estimates for the flow-through tax repair benefits related to SCE's pole replacement programs under a proposed balancing account designed to capture the actual net impact of the programs on the revenue requirement and to apply a higher tax repair eligible percentage to these programs. During the first six months of 2015, SCE deferred $85 million of the 2014 authorized base rate revenue requirement. See "Results of Operations—SCE" for further discussion. The CPUC has approved the establishment of a GRC memorandum account, which will make the 2015 revenue requirement ultimately adopted by the CPUC effective as of January 1, 2015. SCE cannot predict the revenue requirement the CPUC will ultimately authorize or forecast the timing of a final decision.
Capital Program
During the first six months of 2015, SCE's capital expenditures were primarily on projects designed for maintaining reliability and expanding the capability of SCE's transmission and distribution system; and upgrading and constructing new transmission lines and substations for system reliability and increased access to renewable energy. Total capital expenditures (including accruals) were $1.7 billion and $1.6 billion for the first six months of 2015 and 2014, respectively.
During first quarter 2015, SCE reduced its capital expenditures forecast for 2015 – 2017 by approximately $325 million to be in the range of $11.5 billion to $13.1 billion, including $3.6 billion to $4.1 billion for 2015. The update reflects a reduction in capital expenditures related to the Coolwater-Lugo Transmission Project (for more information, see "—Liquidity and Capital Resources—SCE—Capital Investment Plan") and revisions to the timing of capital spending. Actual capital spending will be affected by: changes in regulatory, environmental and engineering design requirements; permitting and project delays; cost and availability of labor, equipment and materials; and other factors.

Distribution Resources Plan
As discussed in the 2014 Form 10-K, to support California's greenhouse gas reduction targets, modernize the electric distribution system to accommodate two-way flows of energy, and facilitate customer choice of new technologies and services that reduce emissions and improve resilience, the CPUC initiated a rulemaking to establish policies, procedures and rules to guide investor owned utilities in developing a Distribution Resources Plan ("DRP") proposal. On July 1, 2015, SCE filed its DRP with the CPUC, which included an indicative forecast of capital investment in distribution automation, substation automation, communications systems, technology platforms and applications, and grid reinforcement. Subject to future CPUC guidance, SCE anticipates integrating authorization for revenue to support DRP operation and maintenance and capital spending into future general rate cases, beginning with its 2018 – 2020 GRC, which is expected to be filed on or about September 1, 2016. Capital investments for 2015 – 2017 are expected to be within the range of the three-year capital investments forecast indicated above. Such plans may be updated or revised based on developments and guidance received from the CPUC as a part of the DRP rule making, technology availability, pace of distributed energy resource adoption, and other factors.
Significant capital investment will be required to modernize and reinforce SCE's distribution grid consistent with the DRP recommendations, in addition to continued distribution system reliability investment, anticipated electric vehicle and storage investments, continued transmission and generation capital investment and potential improvements in capital spending productivity. SCE expects overall capital spending to continue at least in the range of current capital spending forecasts, although the CPUC's approval in future general rate cases of all or part of the capital investment plan supporting SCE's DRP filing could result in higher spending. All of these capital investments will be subject to CPUC review and approval. The timing and amount of capital investments may vary depending upon implementation decisions, including scope and pace of adoption and GRC ratemaking decisions and other CPUC actions.
San Onofre Proceedings, Recoveries, and Decommissioning
As discussed in the 2014 Form 10-K, in November 2014, the CPUC approved the San Onofre OII Settlement Agreement that SCE had entered into with TURN, ORA, SDG&E, the Coalition of California Utility Employees, and Friends of the Earth. The San Onofre OII Settlement Agreement resolved the CPUC's investigation regarding the Steam Generator Replacement Project at San Onofre and the related outages and subsequent shutdown of San Onofre. The San Onofre OII Settlement Agreement does not affect proceedings related to recoveries from third parties, but does describe how shareholders and customers will share any potential recoveries. For further discussion of third party recoveries, including claims against MHI and under the NEIL outage and property damage insurance, see "Notes to Consolidated Financial Statements—Note 11. Commitments and Contingencies—Contingencies—San Onofre Related Matters."
A federal lawsuit challenging the CPUC's authority to permit rate recovery of San Onofre costs and an application to the CPUC for rehearing of its decision approving the San Onofre OII Settlement Agreement were filed in November and December 2014, respectively. In April 2015, the federal lawsuit was dismissed with prejudice and the plaintiffs in that case appealed the dismissal to the Ninth Circuit in May 2015. Both the appeal and the application for rehearing remain pending.
In February 2015, SCE filed in the OII proceeding a Late-Filed Notice of Ex Parte Communication regarding a meeting in March 2013 between an SCE senior executive and the president of the CPUC, both of whom have since retired from their respective positions. Following this filing, the Alliance for Nuclear Responsibility ("A4NR"), one of the intervenors in the OII, filed a motion requesting that the CPUC institute an investigation into whether sanctions should be imposed on SCE for the late notice of the March 2013 meeting. The motion requests that the CPUC order SCE to produce all ex parte communications between SCE and the CPUC or its staff since January 31, 2012 and all internal SCE unprivileged communications that discuss such ex parte communications. On May 6, 2015, A4NR amended its motion to recommend that the CPUC impose a $38.2 million penalty on SCE and additional restrictions on ex parte communications.
On April 14, 2015, the OII ALJs ordered SCE, among other things, to produce unprivileged documents pertaining to oral and written communications regarding the possible settlement of the OII proceeding between any SCE employee and CPUC decision makers from March 2013 to November 2014. SCE produced responsive documents and information on April 29, 2015. On June 26, 2015, the ALJs requested additional information, which SCE provided on July 3, 2015. Subsequently, another intervenor, the Coalition to Decommission San Onofre, filed a motion to move the start date for the production of documents under the CPUC's order to January 31, 2012 and to authorize the intervenors to conduct discovery of SCE. That motion remains pending.

On April 17, 2015, ORA and TURN issued press releases asking the CPUC to impose penalties on SCE as a sanction for allegedly improper ex parte communications pertaining to San Onofre or failures to report such communications. ORA recommended penalties in the amount of $648 million, representing ORA's calculation of the difference in ratepayer value between ORA's initial settlement negotiating position in the San Onofre OII and the approved settlement. TURN did not recommend a penalty amount.
On April 27, 2015, A4NR filed a petition to modify the CPUC's decision approving the San Onofre OII Settlement Agreement based on SCE's alleged failures to disclose communications between SCE and CPUC decision-makers pertaining to the issues in the San Onofre OII. The petition seeks the reversal of the decision approving the San Onofre OII Settlement Agreement and reopening of the OII proceeding. Subsequently, TURN filed a response supporting A4NR's petition to reopen the San Onofre OII proceeding.
On July 6, 2015, a purported securities class action lawsuit was filed in federal court against Edison International, its CEO and CFO. The lawsuit alleges that the defendants violated the securities laws by failing to disclose that Edison International's ex parte contacts with CPUC decision-makers were more extensive than initially reported. The complaint purports to be filed on behalf of a class of persons who acquired Edison International common stock between July 31, 2014 and June 24, 2015.
Subsequently, a federal shareholder derivative lawsuit was filed against members of the Edison International Board of Directors for breach of fiduciary duty and other claims based on similar allegations to the federal securities lawsuit. The derivative lawsuit seeks monetary damages, including punitive damages, and various corporate governance reforms.
SCE has produced and is producing documents and is otherwise cooperating with criminal investigations being conducted by the California Attorney General and the U.S. Department of Justice. While the full scope of the investigations is not known to SCE, SCE's document production and cooperation have included information relating to the settlement of the San Onofre OII and interactions between SCE executives and CPUC decision-makers.
Edison International and SCE cannot predict the outcome of these proceedings.
Rate Impacts
Due to the implementation of the San Onofre OII Settlement Agreement as of December 31, 2014, customers were refunded approximately $540 million through a reduction in SCE's ERRA undercollection. At June 30, 2015, SCE's ERRA undercollection decreased to $543 million. Based on current rates, actual power and gas prices and the reimbursement of San Onofre decommissioning costs pursuant to the San Onofre OII Settlement Agreement, the ERRA undercollection is likely to be fully recovered before year-end 2015.
For further information on 2015 ERRA forecast application, see "Liquidity and Capital Resources—SCE—Regulatory Proceedings—ERRA Forecast Filing – 2015" in the year-ended 2014 MD&A.
Decommissioning
As discussed in the 2014 Form 10-K, SCE decided to permanently retire and decommission San Onofre Units 2 and 3 on June 6, 2013. For further information about the decommissioning cost estimates, see the 2014 Form 10-K under the headings, "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—Nuclear Decommissioning and Asset Retirement Obligations" and "Management Overview—Permanent Retirement of San Onofre and San Onofre OII Settlement" in the year-ended 2014 MD&A.
SCE has nuclear decommissioning trust funds for San Onofre Units 2 and 3 of $3.4 billion as of June 30, 2015. If the decommissioning cost estimate and assumptions regarding trust performance do not change, SCE believes that future contributions to the trust funds will not be necessary. The CPUC must issue an order granting approval for withdrawal of decommissioning trust funds.
Decommissioning costs incurred in 2013 and 2014 were recorded as operations and maintenance expenses pending the CPUC decision on access to the trusts for reimbursement. Accordingly, such costs were recovered through GRC revenues. Costs incurred for 2013 have been found reasonable under the San Onofre OII Settlement Agreement. The CPUC will conduct a reasonableness review for 2014 costs and years going forward. On July 23, 2015, the CPUC approved SCE's request for access to the nuclear decommissioning trusts for reimbursement of approximately $340 million in 2013 and 2014 Units 2 and 3 decommissioning costs. Under the San Onofre OII Settlement Agreement, any recoveries from the nuclear decommissioning trusts of 2013 and 2014 decommissioning costs funded through GRC revenues must be refunded to customers through ERRA.

Beginning in 2015, SCE must fund decommissioning costs (recorded as a reduction of SCE's asset retirement obligation) until the CPUC approves SCE's request to access the trust funds. SCE expects that the CPUC would approve access to the trust in 2015. SCE's share of the decommissioning costs recorded during the first six months of 2015 were approximately $80 million and are estimated to be approximately $150 million for the remainder of 2015.
Depending on the ultimate interpretation of IRS regulations that address the taxation of a qualified nuclear decommissioning trust, SCE may also be restricted from withdrawing amounts from the qualified decommissioning trusts to pay for independent spent fuel storage installation ("ISFSI") where SCE is seeking, or plans to seek, recovery of the ISFSI costs in litigation against the DOE. SCE's share of ISFSI costs for 2015 (included in the above 2015 decommissioning costs estimate) are currently estimated to be approximately $28 million. SCE has filed for a private letter ruling with the IRS to address this matter based on facts and circumstances related to Units 2 and 3 at San Onofre.
Labor Contract Negotiation
Approximately 3,900 of SCE's full-time employees are covered by collective bargaining agreements with the International Brotherhood of Electrical Workers ("IBEW"). The IBEW collective bargaining agreements expired on December 31, 2014 and were under negotiation during the first half of 2015. On June 30, 2015, the majority of IBEW members voted to approve the Benefits Agreement and the Wages and Working Conditions Bargaining Agreement with SCE that include, among other things, pay increases retroactive to January 1, 2015 and modified benefit plans, generally consistent with the proposed 2015 GRC.
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

During the first six months of 2015, SCE recognized revenue from CPUC activities largely based on 2014 authorized base revenue requirements included in customer rates. SCE deferred $49 million and $85 million of the 2014 authorized base revenue requirement allocated to the second quarter and six month periods of 2015 related to incremental repair deductions pending the outcome of the 2015 GRC. The revenue deferral did not affect net income as the reduction in revenue was offset by lower income taxes. The deferred revenue includes SCE's estimate of the flow-through repair tax benefits related to SCE's proposed balancing account for pole replacement programs in the May update of the 2015 GRC. The CPUC has approved the establishment of a GRC memorandum account, which will make the 2015 revenue requirement ultimately adopted by the CPUC effective as of January 1, 2015. Recognition of the revenue for the period January 1, 2015 through the date of a final decision, as well as changes in authorized depreciation rates and treatment of specific costs, will impact the timing of earnings in 2015. Accordingly, quarterly earnings in 2015 will not be comparable to the same periods in 2014 (see "Management Overview—2015 General Rate Case" for further discussion).

The following table is a summary of SCE's results of operations for the periods indicated.
Three months ended June 30, 2015 versus June 30, 2014

	Three months ended June 30, 2015			Three months ended June 30, 2014
(in millions)	Utility Earning Activities	Utility Cost- Recovery Activities	Total Consolidated	Utility Earning Activities	Utility Cost- Recovery Activities	Total Consolidated
Operating revenue	$1,596	$1,305	$2,901	$1,588	$1,426	$3,014
Purchased power and fuel	—	1,078	1,078	—	1,239	1,239
Operation and maintenance	495	229	724	513	184	697
Depreciation, decommissioning and amortization	481	—	481	414	—	414
Property and other taxes	82	—	82	71	—	71
Total operating expenses	1,058	1,307	2,365	998	1,423	2,421
Operating income	538	(2)	536	590	3	593
Interest expense	(132)	1	(131)	(131)	(3)	(134)
Other income and expenses	13	1	14	31	—	31
Income before income taxes	419	—	419	490	—	490
Income tax expense	7	—	7	98	—	98
Net income	412	—	412	392	—	392
Preferred and preference stock dividend requirements	28	—	28	30	—	30
Net income available for common stock	$384	$—	$384	$362	$—	$362
Core earnings[1]			$384			$362
Non-core earnings			—			—
Total SCE GAAP earnings			$384			$362

[1]	See use of non-GAAP financial measures in "Management Overview—Highlights of Operating Results."
Utility Earning Activities
Utility earning activities were primarily affected by the following:

•	Higher operating revenue of $8 million primarily due to the following:

•
An increase in FERC-related revenue of $25 million primarily related to rate base growth and higher operating costs. During the second quarter of 2015 and 2014, SCE recorded $15 million and $19 million, respectively, of additional revenue from a change in estimate under the FERC formula rate mechanism.

•
A decrease in CPUC-related revenue of $20 million primarily due to the revenue deferral of $49 million, as discussed above, partially offset by a net increase in San Onofre-related revenue of $25 million due to the implementation of the San Onofre OII Settlement Agreement. Revenue for San Onofre during the second quarter of 2015 primarily related to recovery of amortization of the regulatory asset and authorized return as provided by the San Onofre Settlement Agreement compared to revenue during the second quarter of 2014 related to recovery of San Onofre's cost of service. See "Management Overview—San Onofre Proceedings, Recoveries, and Decommissioning" above for more information.

•
Lower operation and maintenance expense of $18 million primarily due to San Onofre-related expense of $15 million in the second quarter of 2014 partially offset by higher severance costs. Beginning January 1, 2015, expense related to San Onofre has been classified as decommissioning costs and recorded as a reduction to SCE's asset retirement obligation.

In addition, during the second quarter of 2015 and 2014, SCE incurred severance costs related to workforce reductions of $10 million and $8 million, respectively.

•
Higher depreciation, decommissioning and amortization expense of $67 million primarily due to San Onofre-related expense of $37 million in 2015 related to the amortization of the regulatory asset and a $30 million increase in depreciation primarily related to transmission and distribution investments. In accordance with the San Onofre OII Settlement Agreement, SCE is authorized to recover in rates its San Onofre regulatory asset over a ten-year period. For further information on the San Onofre regulatory asset, see the 2014 Form 10-K, "Management Overview—Permanent Retirement of San Onofre and San Onofre OII Settlement" and "Notes to Consolidated Financial Statements—Note 10. Regulatory Assets and Liabilities."

•
Lower other income and expenses of $18 million primarily due to $14 million of generator settlements and $5 million of higher insurance benefits in 2014, partially offset by higher AFUDC equity income related to a higher rate and higher construction work in progress balances in 2015. See "Notes to Consolidated Financial Statements—Note 13. Interest and Other Income and Other Expenses" for more information on generator settlements.

•
Lower income taxes of $91 million primarily due to a change in liabilities related to uncertain tax positions and higher income tax benefits related to repair deductions. During the second quarter of 2015 and 2014, SCE revised its liability for uncertain tax positions related to repair deductions which resulted in income tax benefits of $100 million and $29 million, respectively. See "—Income Taxes" below for more information.

Utility Cost-Recovery Activities
Utility cost-recovery activities were primarily affected by the following:

•
Lower purchased power and fuel of $161 million primarily driven by lower power and gas prices experienced in 2015 relative to 2014, reduced customer sales from cooler weather in the second quarter of 2015 compared to the same period in 2014 and the CAISO generation surcharge of $83 million in 2014 (as discussed below), partially offset by generator settlements in 2014 (See "Notes to Consolidated Financial Statements—Note 13. Interest and Other Income and Other Expenses" for more information). During the second quarter of 2014, the CAISO issued invoices implementing a FERC order which revised FERC tariffs for costs associated with scheduling coordinator activities. The impact of implementing the order and revised invoices resulted in a transmission refund of $106 million reflected in operation and maintenance expense and a generation surcharge of $83 million reflected in purchased power expense. These transactions did not impact earnings as the net refund was provided to customers through a FERC balancing account mechanism. Fuel costs were $32 million and $71 million for the three months ended June 30, 2015 and 2014, respectively.

•
Higher operation and maintenance expense of $45 million primarily due to the CAISO refund of $106 million mentioned above, partially offset by lower spending on various public purpose programs, lower pension expenses and a decrease in transmission access charges.

The following table is a summary of SCE's results of operations for the periods indicated.
Six months ended June 30, 2015 versus June 30, 2014

	Six months ended June 30, 2015			Six months ended June 30, 2014
(in millions)	Utility Earning Activities	Utility Cost- Recovery Activities	Total Consolidated	Utility Earning Activities	Utility Cost- Recovery Activities	Total Consolidated
Operating revenue	$3,159	$2,250	$5,409	$3,139	$2,799	$5,938
Purchased power and fuel	—	1,864	1,864	—	2,382	2,382
Operation and maintenance	958	388	1,346	995	415	1,410
Depreciation, decommissioning and amortization	943	—	943	824	—	824
Property and other taxes	170	—	170	156	—	156
Impairment and other charges	—	—	—	231	—	231
Total operating expenses	2,071	2,252	4,323	2,206	2,797	5,003
Operating income	1,088	(2)	1,086	933	2	935
Interest expense	(267)	1	(266)	(266)	(3)	(269)
Other income and expenses	39	1	40	45	1	46
Income before income taxes	860	—	860	712	—	712
Income tax expense	115	—	115	86	—	86
Net income	745	—	745	626	—	626
Preferred and preference stock dividend requirements	56	—	56	56	—	56
Net income available for common stock	$689	$—	$689	$570	$—	$570
Core earnings[1]			$689			$666
Non-core earnings			—			(96)
Total SCE GAAP earnings			$689			$570

[1]	See use of non-GAAP financial measures in "Management Overview—Highlights of Operating Results."
Utility Earning Activities
Utility earning activities were primarily affected by the following:

•	Higher operating revenue of $20 million primarily due to the following:

•	An increase in FERC-related revenue of $60 million primarily related to rate base growth and higher operating costs.

•
A decrease in CPUC-related revenue of $45 million primarily due to the revenue deferral of $85 million, as discussed above, partially offset by a net increase in San Onofre-related revenue of $34 million due to the implementation of the San Onofre OII Settlement Agreement. Revenue for San Onofre during the six months ended June 30, 2015 primarily related to recovery of amortization of the regulatory asset and authorized return as provided by the San Onofre Settlement Agreement compared to revenue during the six months ended June 30, 2014 related to recovery of San Onofre's cost of service. See "Management Overview—San Onofre Proceedings, Recoveries, and Decommissioning" above for more information.

•
Lower operation and maintenance expense of $37 million primarily due to San Onofre-related expense of $41 million for the six months ended June 30, 2014. Beginning January 1, 2015, expense related to San Onofre has been classified as decommissioning costs and recorded as a reduction to SCE's asset retirement obligation.

•
Higher depreciation, decommissioning and amortization expense of $119 million primarily due to San Onofre-related expense of $69 million in 2015 related to the amortization of the regulatory asset and a $50 million increase in depreciation primarily related to transmission and distribution investments.

•
Impairment and other charges of $231 million in the first quarter of 2014 related to the San Onofre OII Settlement Agreement. For further information, see "Management Overview—San Onofre Proceedings, Recoveries, and Decommissioning."

•
Lower other income and expenses of $6 million primarily due to $14 million of generator settlements in 2014 and lower interest and other income, partially offset by higher AFUDC equity income related to a higher rate and higher construction work in progress balances in 2015. See "Notes to Consolidated Financial Statements—Note 13. Interest and Other Income and Other Expenses" for more information on generator settlements.

•
Higher income taxes of $29 million primarily due to lower pre-tax income in 2014 due to the San Onofre Settlement Agreement partially offset by a change in liabilities related to uncertain tax positions during the second quarters of 2015 and 2014 discussed above and higher income tax benefits in 2015 related to repair deductions. See "—Income Taxes" below for more information.

Utility Cost-Recovery Activities
Utility cost-recovery activities were primarily affected by the following:

•
Lower purchased power and fuel of $518 million primarily driven by lower power and gas prices experienced in 2015 relative to 2014, reduced customer sales from cooler weather in 2015 compared to the same period in 2014 and the CAISO generation surcharge of $83 million in 2014, partially offset by generator settlements in 2014 (See "Notes to Consolidated Financial Statements—Note 13. Interest and Other Income and Other Expenses" for more information). As discussed above, the CAISO issued invoices in 2014 implementing a FERC order which revised FERC tariffs for costs associated with scheduling coordinator activities. The impact of implementing the order and revised invoices resulted in a transmission refund of $106 million reflected in operation and maintenance expense and a generation surcharge of $83 million reflected in purchased power expense. These transactions did not impact earnings as the net refund was provided to customers through a FERC balancing account mechanism. Fuel costs were $75 million and $143 million for the six months ended June 30, 2015 and 2014, respectively.

•
Lower operation and maintenance expense of $27 million primarily due to lower spending on various public purpose programs, lower pension expenses and a decrease in transmission access charges, partially offset by the CAISO refund of $106 million mentioned above.

Supplemental Operating Revenue Information
SCE's retail billed and unbilled revenue (excluding wholesale sales and balancing account overcollections/undercollections) was $2.8 billion and $5.4 billion for the three and six months ended June 30, 2015, respectively, compared to $2.9 billion and $5.2 billion for the respective periods in 2014. The revenue reflects:

•
Retail billed and unbilled revenue reflects a sales volume decrease of $112 million and $86 million for the three and six months ended June 30, 2015, respectively, primarily due to lower load requirements related to cooler weather experienced in 2015 compared to the same period last year.

•	A rate increase of $48 million and $229 million for the three and six months ended June 30, 2015, respectively, primarily due to the implementation of the 2014 ERRA rate increase in June 2014.
As a result of the CPUC-authorized decoupling mechanism, SCE earnings are not affected by changes in retail electricity sales (see "Business—SCE—Overview of Ratemaking Process" in the 2014 Form 10-K).
Income Taxes
SCE's income tax provision decreased by $91 million and increased by $29 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014.
The effective tax rates were 1.7% and 20.0% for the three months ended June 30, 2015 and 2014, respectively. The effective tax rate decrease was primarily due to a change in liabilities related to uncertain tax positions discussed above and higher income tax benefits related to repair deductions.
The effective tax rates were 13.4% and 12.1% for the six months ended June 30, 2015 and 2014, respectively. The effective tax rate increase was primarily due to income tax benefits in 2014 related to the San Onofre OII Settlement Agreement, partially offset by the change in liabilities related to uncertain tax positions discussed above and higher income tax benefits related to repair deductions. See "Management Overview—San Onofre Proceedings, Recoveries, and Decommissioning" above for more information.
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
Income from Continuing Operations
The following table summarizes the results of Edison International Parent and Other:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2015	2014	2015	2014
Edison Energy Group and subsidiaries	$(2)	$(2)	$—	$(4)
Edison Mission Group and subsidiaries	8	6	11	7
Corporate expenses and Other	(11)	(14)	(22)	(23)
Total Edison International Parent and Other	$(5)	$(10)	$(11)	$(20)
The loss from continuing operations of Edison International Parent and Other decreased $5 million and $9 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014 primarily due to:

•	A decrease in the loss of Edison International Parent and Other primarily due to lower corporate expenses.

•
An increase in income from EMG and subsidiaries of $2 million and $4 million for the three and six months ended June 30, 2015, respectively, primarily due to higher income from affordable housing projects, including asset sales and income tax benefits. EMG’s subsidiary, Edison Capital, continues to wind down its remaining affordable housing investments. Earnings from Edison Capital were $7 million and $9 million for three and six months ended June 30, 2015, respectively, compared to $3 million and $4 million for the respective periods in 2014.

•
An increase in income allocated to subsidiaries of Edison Energy Group under the HLBV accounting method that resulted in losses allocated to tax equity investors ($1 million and $6 million after-tax for the three and six months ended June 30, 2015, respectively) offset by higher operating expenses. For further information, see the 2014 Form 10-K, "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies" and "Management Overview—Highlights of Operating Results."

Income from Discontinued Operations (Net of Tax)
Income from discontinued operations, net of tax, was $184 million and $162 million for the three and six months ended June 30, 2014, respectively. The 2014 income was primarily due to the completion of the Amended Plan of Reorganization, including transactions recorded in the second quarter of 2014 associated with the sale of substantially all of EME's assets to NRG Energy, Inc. and other transactions called for in the EME Settlement. See 2014 Form 10-K, "Management Overview—Resolution of Uncertainty Related to EME in Bankruptcy."
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
SCE expects to fund its 2015 obligations, capital expenditures and dividends through operating cash flows, and capital market financings of debt and preferred equity, as needed. SCE also has availability under its credit facilities to fund liquidity requirements.
Available Liquidity
At June 30, 2015, SCE had $1.78 billion available under its $2.75 billion multi-year revolving credit facility. For further details, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."

Debt Covenant
The debt covenant in SCE's credit facility limits its debt to total capitalization ratio to less than or equal to 0.65 to 1. At June 30, 2015, SCE's debt to total capitalization ratio was 0.46 to 1.
Regulatory Proceedings

FERC Formula Rates
In June 2015, SCE provided its preliminary 2016 annual transmission revenue requirement update to interested parties. The update provided support for an increase in SCE's transmission revenue requirement of $188 million or 21% over amounts currently authorized in rates. The increase is mainly due to the completion of several major transmission projects in 2014 and the completion in 2014 of refunds from an over-recovery in 2013. SCE expects to file its 2016 annual update with the FERC by December 1, 2015 and the proposed rates would be effective from January 1, 2016.

Capital Investment Plan
Transmission Projects
Coolwater-Lugo Transmission Project
The Coolwater-Lugo Project would provide additional 220 kV transmission capacity in the Kramer Junction and Lucerne Valley areas of San Bernardino County. In March 2015, the CAISO filed comments with the CPUC stating that the Coolwater-Lugo project is not necessary to provide full capacity deliverability and requested that the CPUC suspend its approval proceeding for the project. In May 2015, the CPUC issued a final decision that dismissed the approval proceeding but would allow SCE to apply for new approval if future studies determine that there is residual need for any elements of the project. SCE's capital expenditures for the Coolwater-Lugo project were estimated to be $740 million, of which $584 million was for the 2015 – 2017 period, and have been removed from the capital expenditure forecast. SCE previously obtained authorization from the FERC, which allows SCE to seek recovery of 100% of reasonable abandoned plant costs if the project is abandoned for reasons beyond SCE’s control.
Dividend Restrictions
The CPUC regulates SCE's capital structure which limits the dividends it may pay Edison International. SCE may make distributions to Edison International as long as the common equity component of SCE's capital structure remains at or above 48% on a 13-month weighted average basis. At June 30, 2015, SCE's 13-month weighted-average common equity component of total capitalization was 48.9% and the maximum additional dividend, taking into account declared but unpaid dividends, that SCE could pay to Edison International under this limitation was approximately $215 million, resulting in a restriction on net assets of approximately $13.5 billion.
SCE paid the $147 million dividend declared in February 2015 to Edison International during the second quarter of 2015. In June 2015, SCE declared another $147 million dividend to Edison International which will be paid in the third quarter of 2015. Future dividend amounts and timing of distributions are dependent on a number of factors including the level of capital expenditures, operating cash flows and earnings.
Margin and Collateral Deposits
Certain derivative instruments, power procurement contracts and other contractual arrangements contain collateral requirements. Future collateral requirements may differ from the requirements at June 30, 2015, due to the addition of incremental power and energy procurement contracts with collateral requirements, if any, and the impact of changes in wholesale power and natural gas prices on SCE's contractual obligations.
Some of the power procurement contracts contain provisions that require SCE to maintain an investment grade credit rating from the major credit rating agencies. If SCE's credit rating were to fall below investment grade, SCE may be required to pay the liability or post additional collateral.

The table below provides the amount of collateral posted by SCE to its counterparties as well as the potential collateral that would have been required as of June 30, 2015.

(in millions)
Collateral posted as of June 30, 2015[1]	$181
Incremental collateral requirements for power procurement contracts resulting from a potential downgrade of SCE's credit rating to below investment grade	69
Posted and potential collateral requirements[2]	$250

[1]
Net collateral provided to counterparties and other brokers consisted of $29 million of cash which was offset against net derivative liabilities on the consolidated balance sheets, $34 million of cash reflected in "Other current assets" on the consolidated balance sheets and $118 million in letters of credit and surety bonds.

[2]
SCE's total posted and potential collateral requirements that could have increased by $48 million based on SCE's forward positions as of June 30, 2015 due to adverse market price movements over the remaining lives of the existing power procurement contracts using a 95% confidence level.

Edison International Parent and Other
Edison International Parent and Other's liquidity and its ability to pay operating expenses and dividends to common shareholders are dependent on dividends from SCE and access to bank and capital markets.
At June 30, 2015, Edison International Parent had $705 million available under its $1.25 billion multi-year revolving credit facility. For further details, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."
Edison International may finance working capital requirements to support operations and capital expenditures with commercial paper or other borrowings, subject to availability in the capital markets.
The debt covenant in Edison International Parent's credit facility requires a consolidated debt to total capitalization ratio as defined in the credit agreement of less than or equal to 0.65 to 1. At June 30, 2015, Edison International Parent's consolidated debt to total capitalization ratio was 0.49 to 1.
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
Historical Cash Flows
Southern California Edison Company

	Six months ended June 30,
(in millions)	2015	2014
Net cash provided by operating activities	$1,689	$1,083
Net cash provided by financing activities	539	864
Net cash used in investing activities	(2,213)	(1,930)
Net increase in cash and cash equivalents	$15	$17

Net Cash Provided by Operating Activities
The following table summarizes major categories of net cash provided by operating activities as provided in more detail in SCE's consolidated statements of cash flows for the six months ended June 30, 2015 and 2014.

	Six months ended June 30,		Change in cash flows
(in millions)	2015	2014	2015/2014
Net income	$745	$626
Non cash items[1]	995	1,216
Subtotal	$1,740	$1,842	$(102)
Changes in cash flow resulting from working capital[2]	(311)	(576)	265
Derivative assets and liabilities, net	33	64	(31)
Regulatory assets and liabilities, net	241	(317)	558
Other noncurrent assets and liabilities, net[3]	(14)	70	(84)
Net cash provided by operating activities	$1,689	$1,083	$606

[1]
Non cash items include depreciation, decommissioning and amortization, allowance for equity during construction, impairment and other charges, deferred income taxes and investment tax credits and other.

[2]	Changes in working capital items include receivables, inventory, accounts payable, prepaid and accrued taxes, and other current assets and liabilities.
3 Includes the nuclear decommissioning trusts.
Net cash provided by operating activities were impacted by the following:

•
Net cash used from working capital was $311 million and $576 million during the six months ended June 30, 2015 and 2014, respectively. The cash outflow for each period was primarily related to the timing of receipts from customers (increase in unbilled receivables due to seasonal usage) and timing of disbursements (annual compensation payments). In addition, SCE recorded in 2014 the amounts due from generator settlement refunds of approximately $179 million which decreased working capital.

•
Net cash provided by (used in) regulatory assets and liabilities, including changes in over (under) collections of balancing accounts. SCE has a number of balancing accounts under CPUC decisions, which impact cash flows based on differences between timing of collection of amounts through rates and accrual expenditures. During the first six months of 2015 and 2014, cash flows were impacted by the two principal balancing accounts:

•
ERRA undercollections for fuel and purchased power decreased $485 million during the first six months of 2015 primarily due to lower than forecasted power and gas prices experienced in 2015. ERRA undercollections for fuel and purchased power increased $612 million in the first six months of 2014 primarily due to higher purchased power than the forecast purchases included in customer rates in addition to higher gas price. In January 2015, SCE reclassified the regulatory liability for generator settlements to ERRA to refund customers.

•
The base rate revenue balancing account ("BRRBA") tracks differences between amounts authorized by the CPUC in the GRC proceedings and amounts billed to customers. BRRBA undercollections increased $79 million in the first six months of 2015 primarily due to reduced customer sales from cooler weather during the first six months of 2015. BRRBA overcollections decreased $144 million in the first six months of 2014 primarily due to refunds to customers of approximately $150 million, related to the sale of Four Corners in December 2013.

•
Cash flows (used in) provided by other noncurrent assets and liabilities were $(14) million and $70 million in the first six months of 2015 and 2014, respectively. During 2015, decommissioning costs of San Onofre were approximately $80 million (such costs were recorded as a reduction of SCE's asset retirement obligation). In addition, SCE received approximately $41 million and $83 million of earnings related to SCE's nuclear decommissioning trust during the first half of 2015 and 2014, respectively.

Net Cash Provided by Financing Activities
The following table summarizes cash provided by financing activities for the six months ended June 30, 2015 and 2014. Issuances of debt are discussed in "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements—Long-Term Debt."

	Six months ended June 30,
(in millions)	2015	2014
Issuances of first and refunding mortgage bonds, net	$1,287	$398
Issuances of pollution control bonds, net	128	—
Long-term debt matured or repurchased	(721)	(3)
Issuances of preference stock, net	—	269
Short-term debt financing, net	184	410
Payments of common stock dividends to Edison International	(294)	(126)
Payments of preferred and preference stock dividends	(56)	(54)
Other	11	(30)
Net cash provided by financing activities	$539	$864
Net Cash Used in Investing Activities
Cash flows used in investing activities are primarily due to capital expenditures and funding of nuclear decommissioning trusts. Capital expenditures were $2.2 billion and $1.9 billion for the six months ended June 30, 2015 and 2014, respectively, primarily related to transmission, distribution and generation investments. Net purchases of nuclear decommissioning trust investments were $48 million and $88 million for the six months ended June 30, 2015 and 2014, respectively.
Nuclear Decommissioning Trusts
SCE's statement of cash flows includes activities of the Nuclear Decommissioning Trusts which are reflected in the following line items:

	Six months ended June 30,
(in millions)	2015	2014
Net cash provided by operating activities: Nuclear decommissioning trusts	$41	$83
Net cash flow from investing activities: Proceeds from sale of investments	7,253	3,750
Purchases of investments	(7,301)	(3,838)
Net cash impact	$(7)	$(5)
Net cash provided by operating activities of the nuclear decommissioning trusts relate to interest and dividends less administrative expenses, taxes and decommissioning costs. Such activities represent the source (use) of the funds for investing activities. The net cash impact represents the contributions made by SCE to the nuclear decommissioning trusts. During the six months ended June 30, 2015, SCE made a contribution of $7 million to the non-qualified decommissioning trust pursuant to a CPUC decision related to decommissioning costs for San Onofre Unit 1. In future periods, SCE expects decommissioning costs of San Onofre to increase significantly. Such amounts will be reflected as a decrease in SCE net cash provided by operating activities and will be funded from sales of investments of the nuclear decommissioning trusts once approved by the CPUC. Decommissioning costs incurred prior to CPUC approval will be funded by SCE and are reflected as cash flow used by operating activities. See "Notes to Consolidated Financial Statements—Note 9. Investments" for further information.

Edison International Parent and Other
The table below sets forth condensed historical cash flow from operations for Edison International Parent and Other.

	Six months ended June 30,
(in millions)	2015	2014
Net cash provided by (used in) operating activities	$79	$(475)
Net cash (used in) provided by financing activities	(66)	504
Net cash used in investing activities	(21)	(2)
Net (decrease) increase in cash and cash equivalents	$(8)	$27
Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities increased $554 million for the first six months of 2015 compared to 2014 due to:

•
$225 million initial cash payment to the Reorganization Trust in April 2014 related to the EME Settlement Agreement, see "Notes to Consolidated Financial Statements—Note 14. Discontinued Operations—EME Chapter 11 Bankruptcy" for further information.

•	$189 million deposit made with the IRS in 2014 related to open tax years 2003 through 2006 and a $122 million receipt of intercompany tax-allocation payments in 2015.

•
approximately $43 million cash outflow from operating activities in 2015 compared to $61 million cash outflow in 2014 due to the timing of payments and receipts relating to interest and operating costs.

Net Cash (Used in) Provided by Financing Activities
Net cash (used in) provided by financing activities were as follows:

	Six months ended June 30,
(in millions)	2015	2014
Dividends paid to Edison International common shareholders	$(272)	$(231)
Dividends received from SCE	294	126
Payment for stock-based compensation	(108)	(67)
Receipt from stock option exercises	63	41
Debt financing, net[1]	(60)	632
Other	17	3
Net cash (used in) provided by financing activities	$(66)	$504

[1]	Includes $13 million debt financing for Edison Energy Group, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements—Project Financing."
Contingencies
SCE has contingencies related to San Onofre Related Matters, Nuclear Insurance, Wildfire Insurance and Spent Nuclear Fuel which are discussed in "Notes to Consolidated Financial Statements—Note 11. Commitments and Contingencies."
Environmental Remediation
As of June 30, 2015, SCE had identified 19 material sites for remediation and recorded an estimated minimum liability of $115 million. SCE expects to recover 90% of its remediation costs at certain sites. See "Notes to Consolidated Financial Statements—Note 11. Commitments and Contingencies" for further discussion.

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
Commodity Price Risk
The fair value of outstanding derivative instruments used to mitigate exposure to commodity price risk was a net liability of $1.04 billion and $927 million at June 30, 2015 and December 31, 2014 respectively. For further discussion of fair value measurements and the fair value hierarchy, see "Notes to Consolidated Financial Statements—Note 4. Fair Value Measurements."
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
As of June 30, 2015, the amount of balance sheet exposure as described above broken down by the credit ratings of SCE's counterparties, was as follows:

	June 30, 2015
(in millions)	Exposure[2]	Collateral	Net Exposure
S&P Credit Rating[1]
A or higher	$262	$—	$262
BBB	3	—	3
Not rated[3]	7	5	2
Total	$272	$5	$267

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
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information responding to this section is included in the MD&A under the heading "Market Risk Exposures" and is incorporated herein by reference.

FINANCIAL STATEMENTS

Consolidated Statements of Income	Edison International

	Three months ended June 30,		Six months ended June 30,
(in millions, except per-share amounts, unaudited)	2015	2014	2015	2014
Total operating revenue	$2,908	$3,016	$5,420	$5,943
Purchased power and fuel	1,078	1,239	1,864	2,382
Operation and maintenance	743	715	1,380	1,442
Depreciation, decommissioning and amortization	481	414	945	824
Property and other taxes	82	73	171	158
Impairment and other charges	—	—	—	231
Total operating expenses	2,384	2,441	4,360	5,037
Operating income	524	575	1,060	906
Interest and other income	43	46	82	69
Interest expense	(138)	(139)	(281)	(281)
Other expenses	(17)	(16)	(24)	(23)
Income from continuing operations before income taxes	412	466	837	671
Income tax expense	6	84	113	65
Income from continuing operations	406	382	724	606
Gain from discontinued operations, net of tax	—	184	—	162
Net income	406	566	724	768
Preferred and preference stock dividend requirements of utility	28	30	56	56
Other noncontrolling interests	(1)	—	(10)	—
Net income attributable to Edison International common shareholders	$379	$536	$678	$712
Amounts attributable to Edison International common shareholders:
Income from continuing operations, net of tax	$379	$352	$678	$550
Gain from discontinued operations, net of tax	—	184	—	162
Net income attributable to Edison International common shareholders	$379	$536	$678	$712
Basic earnings per common share attributable to Edison International common shareholders:
Weighted-average shares of common stock outstanding	326	326	326	326
Continuing operations	$1.16	$1.08	$2.08	$1.69
Discontinued operations	—	0.56	—	0.49
Total	$1.16	$1.64	$2.08	$2.18
Diluted earnings per common share attributable to Edison International common shareholders:
Weighted-average shares of common stock outstanding, including effect of dilutive securities	328	329	329	329
Continuing operations	$1.15	$1.07	$2.06	$1.68
Discontinued operations	—	0.56	—	0.49
Total	$1.15	$1.63	$2.06	$2.17
Dividends declared per common share	$0.4175	$0.3550	$0.8350	$0.7100

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income			Edison International

	Three months ended June 30,		Six months ended June 30,
(in millions, unaudited)	2015	2014	2015	2014
Net income	$406	$566	$724	$768
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits other than pensions:
Net loss arising during the period plus amortization included in net income	3	(4)	2	(2)
Other	—	2	—	2
Other comprehensive income (loss), net of tax	3	(2)	2	—
Comprehensive income	409	564	726	768
Less: Comprehensive income attributable to noncontrolling interests	27	30	46	56
Comprehensive income attributable to Edison International	$382	$534	$680	$712

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

(in millions, unaudited)	June 30, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$139	$132
Receivables, less allowances of $68 for uncollectible accounts at both dates	768	790
Accrued unbilled revenue	853	632
Inventory	276	281
Derivative assets	79	102
Regulatory assets	1,066	1,254
Deferred income taxes	288	452
Other current assets	437	376
Total current assets	3,906	4,019
Nuclear decommissioning trusts	4,836	4,799
Other investments	210	207
Total investments	5,046	5,006
Utility property, plant and equipment, less accumulated depreciation and amortization of $8,141 and $8,132 at respective dates	33,594	32,859
Nonutility property, plant and equipment, less accumulated depreciation of $79 and $76 at respective dates	132	122
Total property, plant and equipment	33,726	32,981
Derivative assets	194	219
Regulatory assets	8,009	7,612
Other long-term assets	358	349
Total long-term assets	8,561	8,180

Total assets	$51,239	$50,186

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

(in millions, except share amounts, unaudited)	June 30, 2015	December 31, 2014
LIABILITIES AND EQUITY
Short-term debt	$1,415	$1,291
Current portion of long-term debt	204	504
Accounts payable	1,294	1,580
Accrued taxes	36	81
Customer deposits	234	221
Derivative liabilities	162	196
Regulatory liabilities	454	401
Other current liabilities	1,037	1,205
Total current liabilities	4,836	5,479
Long-term debt	11,265	10,234
Deferred income taxes and credits	7,599	7,313
Derivative liabilities	1,155	1,052
Pensions and benefits	2,176	2,155
Asset retirement obligations	2,825	2,821
Regulatory liabilities	5,813	5,889
Other deferred credits and other long-term liabilities	2,220	2,255
Total deferred credits and other liabilities	21,788	21,485
Total liabilities	37,889	37,198
Commitments and contingencies (Note 11)
Redeemable noncontrolling interest	3	6
Common stock, no par value (800,000,000 shares authorized; 325,811,206 shares issued and outstanding at respective dates)	2,472	2,445
Accumulated other comprehensive loss	(56)	(58)
Retained earnings	8,909	8,573
Total Edison International's common shareholders' equity	11,325	10,960
Noncontrolling interests – preferred and preference stock of utility	2,022	2,022
Total equity	13,347	12,982

Total liabilities and equity	$51,239	$50,186

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Edison International

	Six months ended June 30,
(in millions, unaudited)	2015	2014
Cash flows from operating activities:
Net income	$724	$768
Less: Income from discontinued operations	—	162
Income from continuing operations	724	606
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, decommissioning and amortization	987	864
Allowance for equity during construction	(42)	(28)
Impairment and other charges	—	231
Deferred income taxes and investment tax credits	101	110
Other	11	11
EME settlement payments	—	(225)
Changes in operating assets and liabilities:
Receivables	32	(185)
Inventory	5	(21)
Accounts payable	130	116
Prepaid and accrued taxes	(50)	79
Other current assets and liabilities	(411)	(471)
Derivative assets and liabilities, net	33	64
Regulatory assets and liabilities, net	241	(317)
Nuclear decommissioning trusts	41	83
Other noncurrent assets and liabilities	(34)	(309)
Net cash provided by operating activities	1,768	608
Cash flows from financing activities:
Long-term debt issued or remarketed, net of discount and issuance costs of $16 and $4 at respective periods	1,415	396
Long-term debt matured or repurchased	(721)	(4)
Preference stock issued, net	—	269
Short-term debt financing, net	125	1,043
Cash contribution from redeemable noncontrolling interest	7	—
Dividends to noncontrolling interests	(56)	(54)
Dividends paid	(272)	(231)
Other	(25)	(51)
Net cash provided by financing activities	473	1,368
Cash flows from investing activities:
Capital expenditures	(2,197)	(1,856)
Proceeds from sale of nuclear decommissioning trust investments	7,253	3,750
Purchases of nuclear decommissioning trust investments	(7,301)	(3,838)
Other	11	12
Net cash used in investing activities	(2,234)	(1,932)
Net increase in cash and cash equivalents	7	44
Cash and cash equivalents at beginning of period	132	146
Cash and cash equivalents at end of period	$139	$190

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income	Southern California Edison Company

	Three months ended June 30,		Six months ended June 30,
(in millions, unaudited)	2015	2014	2015	2014
Operating revenue	$2,901	$3,014	$5,409	$5,938
Purchased power and fuel	1,078	1,239	1,864	2,382
Operation and maintenance	724	697	1,346	1,410
Depreciation, decommissioning and amortization	481	414	943	824
Property and other taxes	82	71	170	156
Impairment and other charges	—	—	—	231
Total operating expenses	2,365	2,421	4,323	5,003
Operating income	536	593	1,086	935
Interest and other income	31	46	64	69
Interest expense	(131)	(134)	(266)	(269)
Other expenses	(17)	(15)	(24)	(23)
Income before income taxes	419	490	860	712
Income tax expense	7	98	115	86
Net income	412	392	745	626
Less: Preferred and preference stock dividend requirements	28	30	56	56
Net income available for common stock	$384	$362	$689	$570

Consolidated Statements of Comprehensive Income

	Three months ended June 30,		Six months ended June 30,
(in millions, unaudited)	2015	2014	2015	2014
Net income	$412	$392	$745	$626
Other comprehensive income, net of tax:
Pension and postretirement benefits other than pensions:
Net loss arising during the period plus amortization included in net income	1	—	2	1
Other	—	2	—	2
Other comprehensive income, net of tax	1	2	2	3
Comprehensive income	$413	$394	$747	$629

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

(in millions, unaudited)	June 30, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$53	$38
Receivables, less allowances of $68 for uncollectible accounts at both dates	745	749
Accrued unbilled revenue	853	632
Inventory	261	275
Derivative assets	79	102
Regulatory assets	1,066	1,254
Other current assets	457	390
Total current assets	3,514	3,440
Nuclear decommissioning trusts	4,836	4,799
Other investments	167	158
Total investments	5,003	4,957
Utility property, plant and equipment, less accumulated depreciation and amortization of $8,141 and $8,132 at respective dates	33,594	32,859
Nonutility property, plant and equipment, less accumulated depreciation of $76 and $75 at respective dates	70	69
Total property, plant and equipment	33,664	32,928
Derivative assets	194	219
Regulatory assets	8,009	7,612
Other long-term assets	309	300
Total long-term assets	8,512	8,131

Total assets	$50,693	$49,456

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

(in millions, except share amounts, unaudited)	June 30, 2015	December 31, 2014
LIABILITIES AND EQUITY
Short-term debt	$851	$667
Current portion of long-term debt	—	300
Accounts payable	1,286	1,556
Accrued taxes	25	87
Customer deposits	234	221
Derivative liabilities	162	196
Regulatory liabilities	454	401
Deferred income taxes	253	209
Other current liabilities	1,031	1,183
Total current liabilities	4,296	4,820
Long-term debt	10,654	9,624
Deferred income taxes and credits	8,673	8,288
Derivative liabilities	1,155	1,052
Pensions and benefits	1,677	1,672
Asset retirement obligations	2,824	2,819
Regulatory liabilities	5,813	5,889
Other deferred credits and other long-term liabilities	1,933	2,010
Total deferred credits and other liabilities	22,075	21,730
Total liabilities	37,025	36,174
Commitments and contingencies (Note 11)
Common stock, no par value (560,000,000 shares authorized; 434,888,104 shares issued and outstanding at each date)	2,168	2,168
Additional paid-in capital	630	618
Accumulated other comprehensive loss	(26)	(28)
Retained earnings	8,826	8,454
Total common shareholder's equity	11,598	11,212
Preferred and preference stock	2,070	2,070
Total equity	13,668	13,282
Total liabilities and equity	$50,693	$49,456

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Southern California Edison Company

	Six months ended June 30,
(in millions, unaudited)	2015	2014
Cash flows from operating activities:
Net income	$745	$626
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, decommissioning and amortization	982	864
Allowance for equity during construction	(42)	(28)
Impairment and other charges	—	231
Deferred income taxes and investment tax credits	48	144
Other	7	5
Changes in operating assets and liabilities:
Receivables	4	(191)
Inventory	14	(3)
Accounts payable	146	128
Prepaid and accrued taxes	(87)	(48)
Other current assets and liabilities	(388)	(462)
Derivative assets and liabilities, net	33	64
Regulatory assets and liabilities, net	241	(317)
Nuclear decommissioning trusts	41	83
Other noncurrent assets and liabilities	(55)	(13)
Net cash provided by operating activities	1,689	1,083
Cash flows from financing activities:
Long-term debt issued or remarketed, net of discount and issuance costs of $16 and $2 at respective periods	1,415	398
Long-term debt matured or repurchased	(721)	(3)
Preference stock issued, net	—	269
Short-term debt financing, net	184	410
Dividends paid	(350)	(180)
Other	11	(30)
Net cash provided by financing activities	539	864
Cash flows from investing activities:
Capital expenditures	(2,187)	(1,853)
Proceeds from sale of nuclear decommissioning trust investments	7,253	3,750
Purchases of nuclear decommissioning trust investments	(7,301)	(3,838)
Other	22	11
Net cash used in investing activities	(2,213)	(1,930)
Net increase in cash and cash equivalents	15	17
Cash and cash equivalents, beginning of period	38	54
Cash and cash equivalents, end of period	$53	$71

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1.    Summary of Significant Accounting Policies
Organization and Basis of Presentation
Edison International is the parent holding company of Southern California Edison Company ("SCE"). SCE is an investor-owned public utility primarily engaged in the business of supplying and delivering electricity to an approximately 50,000 square mile area of southern California. Edison International is also the parent company of Edison Energy Group, a company that holds interests in subsidiaries that are engaged in competitive businesses related to the generation, delivery, or use of electricity. Such competitive business activities are currently not material to report as a separate business segment. These combined notes to the consolidated financial statements apply to both Edison International and SCE unless otherwise described. Edison International's consolidated financial statements include the accounts of Edison International, SCE and other wholly owned and controlled subsidiaries. References to Edison International refer to the consolidated group of Edison International and its subsidiaries. References to Edison International Parent and Other refer to Edison International Parent and its nonutility subsidiaries. SCE's consolidated financial statements include the accounts of SCE and its wholly owned and controlled subsidiaries. All intercompany transactions have been eliminated from the consolidated financial statements.
Edison International's and SCE's significant accounting policies were described in Note 1 of "Notes to Consolidated Financial Statements" included in the 2014 Form 10-K. This quarterly report should be read in conjunction with the financial statements and notes included in the 2014 Form 10-K.
In the opinion of management, all adjustments, consisting of recurring accruals, have been made that are necessary to fairly state the consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America for the periods covered by this quarterly report on Form 10-Q. The results of operations for the three- and six-month periods ended June 30, 2015 are not necessarily indicative of the operating results for the full year.
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
Cash Equivalents
Cash equivalents included investments in money market funds. Generally, the carrying value of cash equivalents equals the fair value, as these investments have original maturities of three months or less. The cash equivalents were as follows:

	Edison International		SCE
(in millions)	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Money market funds	$56	$35	$26	$5
Cash is temporarily invested until required for check clearing. Checks issued, but not yet paid by the financial institution, are reclassified from cash to accounts payable at the end of each reporting period as follows:

	Edison International		SCE
(in millions)	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Book balances reclassified to accounts payable	$123	$180	$123	$177
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

	Three months ended June 30,		Six months ended June 30,
(in millions, except per-share amounts)	2015	2014	2015	2014
Basic earnings per share – continuing operations:
Income from continuing operations attributable to common shareholders	$379	$352	$678	$550
Participating securities dividends	—	—	—	—
Income from continuing operations available to common shareholders	$379	$352	$678	$550
Weighted average common shares outstanding	326	326	326	326
Basic earnings per share – continuing operations	$1.16	$1.08	$2.08	$1.69
Diluted earnings per share – continuing operations:
Income from continuing operations available to common shareholders	$379	$352	$678	$550
Income impact of assumed conversions	—	1	—	1
Income from continuing operations available to common shareholders and assumed conversions	$379	$353	$678	$551
Weighted average common shares outstanding	326	326	326	326
Incremental shares from assumed conversions	2	3	3	3
Adjusted weighted average shares – diluted	328	329	329	329
Diluted earnings per share – continuing operations	$1.15	$1.07	$2.06	$1.68
In addition to the participating securities discussed above, Edison International also may award stock options which are payable in common shares and are included in the diluted earnings per share calculation. Stock option awards to purchase 1,981,596 and 45,951 shares of common stock for the three months ended June 30, 2015 and 2014, respectively, and 1,981,596 and 96,341 shares for the six months ended June 30, 2015 and 2014, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the awards was greater than the average market price of the common shares during the respective periods and, therefore, the effect would have been antidilutive.

New Accounting Guidance
Accounting Guidance Not Yet Adopted
On May 28, 2014, the FASB issued an accounting standards update on revenue recognition including enhanced disclosures. Under the new standard, revenue is recognized when (or as) a good or service is transferred to the customer and the customer obtains control of the good or service. On July 9, 2015, the FASB approved a one-year deferral, updating the effective date to January 1, 2018. Edison International and SCE are currently evaluating this new guidance and cannot determine the impact of this standard at this time.
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
On April 15, 2015, the FASB issued an accounting standard update on fees paid by a customer for software licenses. This new standard provides guidance about whether a cloud computing arrangement includes a software license which may be capitalized in certain circumstances. If a cloud computing arrangement does not include a software license, then the arrangement should be accounted for as a service contract. Edison International and SCE are currently evaluating this guidance, which is effective January 1, 2016, and expects this new standard will not have a material impact on the consolidated financial statements.
Note 2.    Consolidated Statements of Changes in Equity
The following table provides Edison International's changes in equity for the six months ended June 30, 2015:

	Equity Attributable to Common Shareholders				Noncontrolling Interests
(in millions, except per-share amounts)	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Subtotal	Preferred and Preference Stock	Total Equity
Balance at December 31, 2014	$2,445	$(58)	$8,573	$10,960	$2,022	$12,982
Net income	—	—	678	678	56	734
Other comprehensive income	—	2	—	2	—	2
Common stock dividends declared ($0.835 per share)	—	—	(272)	(272)	—	(272)
Dividends to noncontrolling interests	—	—	—	—	(56)	(56)
Stock-based compensation	15	—	(70)	(55)	—	(55)
Non-cash stock-based compensation	12	—	—	12	—	12
Balance at June 30, 2015	$2,472	$(56)	$8,909	$11,325	$2,022	$13,347
The following table provides Edison International's changes in equity for the six months ended June 30, 2014:

	Equity Attributable to Common Shareholders				Noncontrolling Interests
(in millions, except per-share amounts)	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Subtotal	Preferred and Preference Stock	Total Equity
Balance at December 31, 2013	$2,403	$(13)	$7,548	$9,938	$1,753	$11,691
Net income	—	—	712	712	56	768
Common stock dividends declared ($0.71 per share)	—	—	(231)	(231)	—	(231)
Dividends to noncontrolling interests	—	—	—	—	(57)	(57)
Stock-based compensation	17	—	(68)	(51)	—	(51)
Non-cash stock-based compensation	14	—	(1)	13	1	14
Issuance of preference stock	—	—	—	—	269	269
Balance at June 30, 2014	$2,434	$(13)	$7,960	$10,381	$2,022	$12,403

The following table provides SCE's changes in equity for the six months ended June 30, 2015:

	Equity Attributable to Edison International
(in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Preferred and Preference Stock	Total Equity
Balance at December 31, 2014	$2,168	$618	$(28)	$8,454	$2,070	$13,282
Net income	—	—	—	745	—	745
Other comprehensive income	—	—	2	—	—	2
Dividends declared on common stock	—	—	—	(294)	—	(294)
Dividends declared on preferred and preference stock	—	—	—	(56)	—	(56)
Stock-based compensation	—	6	—	(23)	—	(17)
Non-cash stock-based compensation	—	6	—	—	—	6
Balance at June 30, 2015	$2,168	$630	$(26)	$8,826	$2,070	$13,668
The following table provides SCE's changes in equity for the six months ended June 30, 2014:

	Equity Attributable to Edison International
(in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Preferred and Preference Stock	Total Equity
Balance at December 31, 2013	$2,168	$592	$(11)	$7,594	$1,795	$12,138
Net income	—	—	—	626	—	626
Other comprehensive income	—	—	3	—	—	3
Dividends declared on common stock	—	—	—	(252)	—	(252)
Dividends declared on preferred and preference stock	—	—	—	(57)	—	(57)
Stock-based compensation	—	12	—	(42)	—	(30)
Non-cash stock-based compensation	—	5	—	(2)	—	3
Issuance of preference stock	—	(6)	—	—	275	269
Balance at June 30, 2014	$2,168	$603	$(8)	$7,867	$2,070	$12,700
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
As of the balance sheet date, the carrying amount of assets and liabilities in SCE's consolidated balance sheet that relate to its involvement with VIEs result from amounts due under the PPAs or the fair value of those derivative contracts. Under these contracts, SCE recovers the costs incurred through demonstration of compliance with its CPUC-approved long-term power procurement plans. SCE has no residual interest in the entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees or other commitments associated with these contracts other than the purchase commitments described in Note 11 of the 2014 Form 10-K. As a result, there is no significant potential exposure to loss to SCE from its variable interest in these VIEs. The aggregate contracted capacity dedicated to SCE from these VIE projects was 4,125 MW and 5,341 MW at June 30, 2015 and 2014, respectively, and the amounts that SCE paid to these projects were $78 million and $93 million for the three months ended June 30, 2015 and 2014, respectively, and $181 million and $207 million for the six months ended June 30, 2015 and 2014, respectively. These amounts are recoverable in customer rates, subject to reasonableness review.
Unconsolidated Trusts of SCE
SCE Trust I, Trust II and Trust III were formed in 2012, 2013 and 2014, respectively, for the exclusive purpose of issuing the 5.625%, 5.10% and 5.75% trust preference securities, respectively ("trust securities"). The trusts are VIEs. SCE has concluded that it is not the primary beneficiary of these VIEs as it does not have the obligation to absorb the expected losses or the right to receive the expected residual returns of the trusts. SCE Trust I, Trust II and Trust III issued trust securities in the face amounts of $475 million, $400 million and $275 million, respectively, (cumulative, liquidation amounts of $25 per share) to the public and $10,000 of common stock each to SCE. The trusts invested the proceeds of these trust securities in Series F, Series G and Series H Preference Stock issued by SCE in the principal amounts of $475 million, $400 million and $275 million (cumulative, $2,500 per share liquidation values), respectively, which have substantially the same payment terms as the respective trust securities.
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
The Trust I, Trust II and Trust III balance sheets as of June 30, 2015 and December 31, 2014, consisted of investments of $475 million, $400 million and $275 million in the Series F, Series G and Series H Preference Stock, respectively, $475 million, $400 million and $275 million of trust securities, respectively, and $10,000 each of common stock.
The following table provides a summary of the trusts' income statements:

	Three months ended June 30,			Six months ended June 30,
(in millions)	Trust I	Trust II	Trust III	Trust I	Trust II	Trust III
2015
Dividend income	$6	$5	$4	$13	$10	$8
Dividend distributions	6	5	4	13	10	8
2014
Dividend income	$6	$5	$4	$13	$10	$5
Dividend distributions	6	5	4	13	10	5

Note 4.    Fair Value Measurements
Recurring Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an "exit price"). Fair value of an asset or liability considers assumptions that market participants would use in pricing the asset or liability, including assumptions about nonperformance risk. As of June 30, 2015 and December 31, 2014, nonperformance risk was not material for Edison International and SCE.
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

SCE
The following table sets forth assets and liabilities of SCE that were accounted for at fair value by level within the fair value hierarchy:

	June 30, 2015
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$—	$273	$—	$273
Other	46	—	—	—	46
Nuclear decommissioning trusts:
Stocks[2]	2,084	—	—	—	2,084
Fixed Income[3]	1,029	1,607	—	—	2,636
Short-term investments, primarily cash equivalents	26	145	—	—	171
Subtotal of nuclear decommissioning trusts[4]	3,139	1,752	—	—	4,891
Total assets	3,185	1,752	273	—	5,210
Liabilities at fair value
Derivative contracts	—	29	1,317	(29)	1,317
Total liabilities	—	29	1,317	(29)	1,317
Net assets (liabilities)	$3,185	$1,723	$(1,044)	$29	$3,893

	December 31, 2014
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$—	$321	$—	$321
Other	33	—	—	—	33
Nuclear decommissioning trusts:
Stocks[2]	2,031	—	—	—	2,031
Fixed Income[3]	703	1,350	—	—	2,053
Short-term investments, primarily cash equivalents	606	166	—	—	772
Subtotal of nuclear decommissioning trusts[4]	3,340	1,516	—	—	4,856
Total assets	3,373	1,516	321	—	5,210
Liabilities at fair value
Derivative contracts	—	86	1,223	(61)	1,248
Total liabilities	—	86	1,223	(61)	1,248
Net assets (liabilities)	$3,373	$1,430	$(902)	$61	$3,962

[1]
Represents the netting of assets and liabilities under master netting agreements and cash collateral across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

[2]	Approximately 72% and 73% of SCE's equity investments were located in the United States at June 30, 2015 and December 31, 2014, respectively.

[3]
Includes corporate bonds, which were diversified and included collateralized mortgage obligations and other asset backed securities of $162 million and $49 million at June 30, 2015 and December 31, 2014, respectively.

[4]
Excludes net payables of $55 million and net payables of $57 million at June 30, 2015 and December 31, 2014, which consist of interest and dividend receivables as well as receivables and payables related to SCE's pending securities sales and purchases.

Edison International
Edison International assets measured at fair value consisted of money market funds of $56 million and $35 million at June 30, 2015 and December 31, 2014, respectively, classified as Level 1.
SCE Fair Value of Level 3
The following table sets forth a summary of changes in SCE's fair value of Level 3 net derivative assets and liabilities:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2015	2014	2015	2014
Fair value of net liabilities at beginning of period	$(976)	$(773)	$(902)	$(805)
Total realized/unrealized gains (losses):
Included in regulatory assets and liabilities[1]	(68)	(108)	(142)	(77)
Purchases	—	8	—	15
Settlements	—	(5)	—	(11)
Fair value of net liabilities at end of period	$(1,044)	$(878)	$(1,044)	$(878)
Change during the period in unrealized gains and losses related to assets and liabilities held at the end of the period	$(65)	$(116)	$(148)	$(84)

[1]	Due to regulatory mechanisms, SCE's realized and unrealized gains and losses are recorded as regulatory assets and liabilities.
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

The following table sets forth SCE's valuation techniques and significant unobservable inputs used to determine fair value for significant Level 3 assets and liabilities:

	Fair Value (in millions)			Significant	Range
	Assets	Liabilities	Valuation Technique(s)	Unobservable Input	(Weighted Average)
Congestion revenue rights
June 30, 2015	$261	$—	Market simulation model	Load forecast	7,630 MW - 25,431 MW
				Power prices[1]	$1.65 - $109.95
				Gas prices[2]	$3.65 - $6.53
December 31, 2014	317	—	Market simulation model	Load forecast	7,630 MW - 25,431 MW
				Power prices[1]	$1.65 - $109.95
				Gas prices[2]	$3.65 - $6.53
Tolling
June 30, 2015	6	1,316	Option model	Volatility of gas prices	15% - 42% (20%)
				Volatility of power prices	26% - 96% (30%)
				Power prices	$30.62 - $54.60 ($39.50)
December 31, 2014	4	1,207	Option model	Volatility of gas prices	13% - 53% (20%)
				Volatility of power prices	25% - 42% (30%)
				Power prices	$30.60 - $61.40 ($44.60)

[1]	Prices are in dollars per megawatt-hour.

[2]	Prices are in dollars per million British thermal units.
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

Fair Value of Debt Recorded at Carrying Value
The carrying value and fair value of Edison International's and SCE's long-term debt (including current portion of long-term debt) are as follows:

	June 30, 2015		December 31, 2014
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
SCE	$10,654	$11,569	$9,924	$11,479
Edison International	11,469	12,406	10,738	12,319
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
Note 5.    Debt and Credit Agreements
Credit Agreements and Short-Term Debt
SCE and Edison International Parent have multi-year revolving credit facilities of $2.75 billion and $1.25 billion, respectively. In July 2015, SCE and Edison International Parent amended the credit facilities to extend the maturity dates to July 2020 for $2.6 billion and $1.18 billion, respectively. The remaining $150 million and $68 million for the SCE and Edison International Parent credit facilities, respectively, will mature in July 2019. SCE's credit facility is generally used to support commercial paper borrowings and letters of credit issued for procurement-related collateral requirements, balancing account undercollections and for general corporate purposes, including working capital requirements to support operations and capital expenditures. Edison International Parent's credit facility is used to support commercial paper borrowings and for general corporate purposes.
At June 30, 2015, SCE's outstanding commercial paper was $852 million at a weighted-average interest rate of 0.34%. At June 30, 2015, letters of credit issued under SCE's credit facility aggregated $117 million and are scheduled to expire in twelve months or less. At December 31, 2014, the outstanding commercial paper was $367 million at a weighted-average interest rate of 0.40%.
At June 30, 2015, Edison International Parent's outstanding commercial paper was $545 million at a weighted-average interest rate of 0.48%. At December 31, 2014, the outstanding commercial paper was $619 million at a weighted-average interest rate of 0.45%.
Project Financing
During 2014, indirect subsidiaries of Edison International entered into a $31.6 million non-recourse debt financing to support investment in approximately 35 megawatts of solar rooftop projects. The financing is required to be converted to a 7-year term loan during 2015, subject to meeting specified conditions. As of June 30, 2015, there was $18.6 million outstanding under this financing at a weighted average interest rate of 2.69% which is currently classified as short-term debt.
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
During the second quarter of 2015, SCE reissued $56 million of 1.875% pollution-control bonds due in 2029 and $75 million of 1.875% pollution-control bonds due in 2031. The proceeds were used to repay commercial paper borrowings and for general corporate purposes.

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
Certain power contracts contain a provision that requires SCE to maintain an investment grade rating from each of the major credit rating agencies, referred to as a credit-risk-related contingent feature. If SCE's credit rating were to fall below investment grade, SCE may be required to post additional collateral to cover derivative liabilities and the related outstanding payables. The net fair value of all derivative liabilities with these credit-risk-related contingent features was $36 million and $53 million as of June 30, 2015 and December 31, 2014, respectively. SCE has posted no collateral at June 30, 2015 and $13 million at December 31, 2014 to its counterparties at the respective dates for its derivative liabilities and related outstanding payables. If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2015, SCE would be required to post $34 million of additional collateral.

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

	June 30, 2015
	Derivative Assets			Derivative Liabilities			Net Liability
(in millions)	Short-Term	Long-Term	Subtotal	Short-Term	Long-Term	Subtotal
Commodity derivative contracts
Gross amounts recognized	$92	$194	$286	$204	$1,155	$1,359	$1,073
Gross amounts offset in the consolidated balance sheets	(13)	—	(13)	(13)	—	(13)	—
Cash collateral posted[1]	—	—	—	(29)	—	(29)	(29)
Net amounts presented in the consolidated balance sheets	$79	$194	$273	$162	$1,155	$1,317	$1,044

	December 31, 2014
	Derivative Assets			Derivative Liabilities			Net Liability
(in millions)	Short-Term	Long-Term	Subtotal	Short-Term	Long-Term	Subtotal
Commodity derivative contracts
Gross amounts recognized	$104	$219	$323	$259	$1,052	$1,311	$988
Gross amounts offset in the consolidated balance sheets	(2)	—	(2)	(2)	—	(2)	—
Cash collateral posted[1]	—	—	—	(61)	—	(61)	(61)
Net amounts presented in the consolidated balance sheets	$102	$219	$321	$196	$1,052	$1,248	$927

[1]
In addition, at June 30, 2015 and December 31, 2014, SCE had posted $34 million and $36 million, respectively, of collateral that is not offset against derivative liabilities and is reflected in "Other current assets" on the consolidated balance sheets.

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
The following table summarizes the components of SCE's economic hedging activity:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2015	2014	2015	2014
Realized losses	$(39)	$(4)	$(75)	$(41)
Unrealized losses	(16)	(110)	(85)	(58)

Notional Volumes of Derivative Instruments
The following table summarizes the notional volumes of derivatives used for SCE hedging activities:

	Unit of	Economic Hedges
Commodity	Measure	June 30, 2015	December 31, 2014
Electricity options, swaps and forwards	GWh	5,323	3,618
Natural gas options, swaps and forwards	Bcf	88	83
Congestion revenue rights	GWh	96,541	122,859
Tolling arrangements	GWh	75,352	79,989
Note 7.    Income Taxes
Effective Tax Rate
The table below provides a reconciliation of income tax expense computed at the federal statutory income tax rate to the income tax provision:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2015	2014	2015	2014
Edison International:
Income from continuing operations before income taxes	$412	$466	$837	$671
Provision for income tax at federal statutory rate of 35%	144	164	293	235
Increase (decrease) in income tax from:
State tax, net of federal benefit	5	6	16	7
Property-related	(69)	(55)	(129)	(106)
Change related to uncertain tax positions	(77)	(21)	(62)	(14)
San Onofre OII settlement	—	—	—	(40)
Other	3	(10)	(5)	(17)
Total income tax expense from continuing operations	$6	$84	$113	$65
Effective tax rate	1.5%	18.0%	13.5%	9.7%
SCE:
Income from continuing operations before income taxes	$419	$490	$860	$712
Provision for income tax at federal statutory rate of 35%	147	171	301	249
Increase (decrease) in income tax from:
State tax, net of federal benefit	2	9	16	10
Property-related	(69)	(55)	(129)	(106)
Change related to uncertain tax positions	(75)	(17)	(65)	(10)
San Onofre OII settlement	—	—	—	(40)
Other	2	(10)	(8)	(17)
Total income tax expense from continuing operations	$7	$98	$115	$86
Effective tax rate	1.7%	20.0%	13.4%	12.1%
The CPUC requires flow-through ratemaking treatment for the current tax benefit arising from certain property-related and other temporary differences which reverse over time. The accounting treatment for these temporary differences results in recording regulatory assets and liabilities for amounts that would otherwise be recorded to deferred income tax expense.

Property-related items include recognition of income tax benefits from repair deductions. The CPUC classifies repair deductions as a flow-through item which affects earnings to the extent actual income tax benefits from repair deductions differ from the estimated amounts included in authorized revenue. Income tax benefits for repair deductions in excess of the amounts recorded as a reduction in revenue on an after tax basis were $8 million and $24 million for the three months ended June 30, 2015 and 2014, respectively, and were $15 million and $49 million for the six months ended June 30, 2015 and 2014, respectively.
During the three months ended June 30, 2015, SCE recorded $18 million of additional income taxes for revisions to estimated net operating loss carrybacks, interest and state income taxes.
Tax Disputes
Tax Years 2007 – 2009
Edison International received a Revenue Agent Report from the IRS in February 2013 which included a proposed adjustment to disallow a component of SCE's percentage repair allowance deduction. The proposed adjustment, if sustained, would result in a federal tax liability of approximately $79 million, including interest through June 30, 2015. Edison International has tentatively reached an agreement with the IRS regarding SCE’s percentage repair allowance deduction, which if finalized, would result in a federal tax liability of approximately $16 million, including interest through June 30, 2015. The IRS also proposed an adjustment for 2008 and 2009 to disallow deductions related to certain capitalized overhead expenses. If this adjustment were sustained, it would result in a federal tax liability of approximately $123 million, including interest through June 30, 2015. Edison International disagrees with the proposed adjustment and has appealed.
Tax Years 2010 – 2012
The IRS Revenue Agent Report was received in June 2015. As a result, Edison International and SCE have re-measured its Federal and State uncertain tax positions and recorded $94 million and $100 million, respectively, of income tax benefits including interest and penalty during the second quarter of 2015. The Revenue Agent Report included a proposed adjustment to disallow deductions related to certain capitalized overhead expenses. If this adjustment is sustained, it would result in a federal tax liability of approximately $99 million, including interest through June 30, 2015. Edison International disagrees with the proposed adjustment and plans to appeal. SCE has agreed to the remaining proposed adjustments in the Revenue Agent Report.
Note 8.    Compensation and Benefit Plans
Pension Plans
Edison International made contributions of $45 million during the six months ended June 30, 2015, which includes contributions of $38 million by SCE. Edison International expects to make contributions of $76 million during the remainder of 2015, which includes $54 million from SCE. Annual contributions made by SCE to most of SCE's pension plans are anticipated to be recovered through CPUC-approved regulatory mechanisms, pending the outcome of the 2015 GRC decision. Annual contributions to these plans are expected to be, at a minimum, equal to the related annual expense.

Pension expense components for continuing operations are:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2015	2014	2015	2014
Edison International:
Service cost	$35	$29	$70	$59
Interest cost	42	48	83	93
Expected return on plan assets	(57)	(60)	(114)	(117)
Amortization of prior service cost	1	2	2	3
Amortization of net loss[1]	9	1	18	2
Expense under accounting standards	$30	$20	$59	$40
Regulatory adjustment	(2)	30	(3)	61
Total expense recognized	$28	$50	$56	$101
SCE:
Service cost	$34	$29	$69	$58
Interest cost	37	44	75	88
Expected return on plan assets	(54)	(56)	(107)	(112)
Amortization of prior service cost	2	1	3	2
Amortization of net loss[1]	8	1	15	1
Expense under accounting standards	$27	$19	$55	$37
Regulatory adjustment	(1)	30	(2)	61
Total expense recognized	$26	$49	$53	$98

[1]
Includes the amount of net loss reclassified from other comprehensive income. The amount reclassified for Edison International and SCE was $4 million and $2 million, respectively, for the three months ended June 30, 2015, and $7 million and $4 million, respectively, for the six months ended June 30, 2015. The amount reclassified for Edison International and SCE was $1 million and $1 million, respectively, for the three months ended June 30, 2014 and $3 million and $2 million, respectively, for the six months ended June 30, 2014.

Postretirement Benefits Other Than Pensions
Edison International made contributions of $30 million during the six months ended June 30, 2015 and expects to make contributions of $29 million during the remainder of 2015, substantially all of which are expected to be made by SCE. Annual contributions made to SCE plans are anticipated to be recovered through CPUC-approved regulatory mechanisms and are expected to be, at a minimum, equal to the total annual expense for these plans, pending the outcome of the 2015 GRC decision. Benefits under these plans, with some exceptions, are generally unvested and subject to change. Under the terms of the Edison International Health and Welfare Plan ("PBOP Plan") each participating employer (Edison International or its participating subsidiaries) is responsible for the costs and expenses of all PBOP benefits with respect to its employees and former employees. A participating employer may terminate the PBOP benefits with respect to its employees and former employees, as may SCE (as Plan sponsor), and, accordingly, the participants' PBOP benefits are not vested benefits.

PBOP expense components for continuing operations are:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2015	2014	2015	2014
Edison International:
Service cost	$12	$11	$24	$22
Interest cost	28	27	57	54
Expected return on plan assets	(29)	(28)	(57)	(56)
Amortization of prior service cost	(3)	(9)	(6)	(18)
Amortization of net loss	6	—	12	—
Total expense	$14	$1	$30	$2
SCE:
Service cost	$12	$11	$24	$22
Interest cost	28	27	56	54
Expected return on plan assets	(28)	(28)	(56)	(56)
Amortization of prior service cost	(3)	(9)	(6)	(18)
Amortization of net loss	5	—	11	—
Total expense	$14	$1	$29	$2
Workforce Reductions
SCE continues to focus on productivity improvements to mitigate rate pressure from its capital program, optimize its cost structure and improve operational efficiency, which is expected to result in further workforce reductions through 2016. During the second quarter of 2015, SCE increased the estimated impact for workforce reduction approved through the end of the quarter. During the second quarter of 2014, SCE increased the estimated impact for workforce reductions related to transferring certain information technology activities to third parties.
The following table provides a summary of changes in the accrued severance liability associated with these reductions:

(in millions)
Balance at January 1, 2015	$35
Additions	10
Payments	(24)
Balance at June 30, 2015	$21
The liability presented in the table above is reflected in "Other current liabilities" on the consolidated balance sheets. The severance costs are included in "Operation and maintenance" on the consolidated income statements.

Note 9.    Investments
Nuclear Decommissioning Trusts
Future decommissioning costs related to SCE's nuclear assets are expected to be funded from independent decommissioning trusts.
The following table sets forth amortized cost and fair value of the trust investments:

	Longest Maturity Dates	Amortized Cost		Fair Value
(in millions)		June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Stocks	—	$560	$524	$2,084	$2,031
Municipal bonds	2054	705	681	826	822
U.S. government and agency securities	2045	1,116	777	1,173	836
Corporate bonds	2057	591	346	637	395
Short-term investments and receivables/payables[1]	One-year	113	692	116	715
Total		$3,085	$3,020	$4,836	$4,799

[1]	Short-term investments include $140 million of repurchase agreements payable by financial institutions which earn interest, are fully secured by U.S. Treasury securities and mature by July 8, 2015.
Trust fund earnings (based on specific identification) increase the trust fund balance and the ARO regulatory liability. Proceeds from sales of securities (which are reinvested) were $4.4 billion and $2.2 billion for the three months ended June 30, 2015 and 2014, respectively, and $7.3 billion and $3.8 billion for the six months ended June 30, 2015 and 2014, respectively. Unrealized holding gains, net of losses, were $1.8 billion at both June 30, 2015 and December 31, 2014.
The following table sets forth a summary of changes in the fair value of the trust:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2015	2014	2015	2014
Balance at beginning of period	$4,896	$4,587	$4,799	$4,494
Gross realized gains	5	28	32	38
Gross realized losses	(3)	—	(5)	—
Unrealized (losses) gains, net	(71)	107	(27)	169
Other-than-temporary impairments	(8)	(3)	(12)	(6)
Interest and dividends	32	33	60	62
Contributions	—	—	7	5
Income taxes	(14)	(11)	(14)	(19)
Administrative expenses and other	(1)	(1)	(4)	(3)
Balance at end of period	$4,836	$4,740	$4,836	$4,740
Trust assets are used to pay income taxes as the Trust files separate income taxes returns from SCE. Deferred income taxes related to unrealized gains at June 30, 2015 were $427 million. Accordingly, the fair value of Trust assets available to pay future decommissioning costs, net of deferred income taxes, totaled $4.4 billion at June 30, 2015. Due to regulatory mechanisms, changes in assets of the trusts from income items have no impact on operating revenue or earnings.

Note 10.    Regulatory Assets and Liabilities
Regulatory Assets
SCE's regulatory assets included on the consolidated balance sheets are:

(in millions)	June 30, 2015	December 31, 2014
Current:
Regulatory balancing accounts	$911	$1,088
Energy derivatives	116	159
Other	39	7
Total current	1,066	1,254
Long-term:
Deferred income taxes, net	3,777	3,405
Pensions and other postretirement benefits	1,210	1,218
Energy derivatives	975	850
Unamortized investments, net	217	255
San Onofre	1,203	1,288
Unamortized loss on reacquired debt	210	201
Regulatory balancing accounts	54	44
Other	363	351
Total long-term	8,009	7,612
Total regulatory assets	$9,075	$8,866
Regulatory Liabilities
SCE's regulatory liabilities included on the consolidated balance sheets are:

(in millions)	June 30, 2015	December 31, 2014
Current:
Regulatory balancing accounts	$354	$380
Other[1]	100	21
Total current	454	401
Long-term:
Costs of removal	2,767	2,826
Recoveries in excess of ARO liabilities[2]	1,908	1,956
Regulatory balancing accounts	1,080	1,083
Other	58	24
Total long-term	5,813	5,889
Total regulatory liabilities	$6,267	$6,290

[1]
During the six months ended June 30, 2015, SCE recognized revenue from CPUC activities largely based on 2014 authorized base revenue requirements included in customer rates. SCE deferred $49 million and $85 million of the 2014 authorized base revenue requirement allocated to the second quarter and first six months of 2015, respectively, related to incremental repair deductions pending the outcome of the 2015 GRC.

[2]
Represents the cumulative differences between ARO expenses and amounts collected in rates primarily for the decommissioning of the SCE's nuclear generation facilities. Decommissioning costs recovered through rates are primarily placed in nuclear decommissioning trusts. This regulatory liability also represents the deferral of realized and unrealized gains and losses on the nuclear decommissioning trust investments. See Note 9.

Net Regulatory Balancing Accounts
The following table summarizes the significant components of regulatory balancing accounts included in the above tables of regulatory assets and liabilities:

(in millions)	June 30, 2015	December 31, 2014
Asset (liability)
Energy resource recovery account	$543	$1,028
New system generation balancing account	(139)	35
Public purpose programs and energy efficiency programs	(752)	(874)
Base rate recovery balancing account	74	(5)
Greenhouse gas auction revenue	(145)	(182)
FERC balancing accounts	44	(32)
Generator settlements	(3)	(197)
Other	(91)	(104)
Liability	$(469)	$(331)
Note 11.    Commitments and Contingencies
Third-Party Power Purchase Agreements
During the six months ended June 30, 2015, SCE had new power procurement contracts with additional commitments estimated to be: $41 million for remainder of 2015, $208 million for 2016, $297 million for 2017, $347 million for 2018, $384 million for 2019 and $4.7 billion for the period remaining thereafter.
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
Settlement of San Onofre CPUC Proceedings
In November 2014, the CPUC approved the San Onofre OII Settlement Agreement that SCE had entered into with TURN, ORA, SDG&E, the Coalition of California Utility Employees, and Friends of the Earth. The San Onofre OII Settlement Agreement resolved the CPUC's investigation regarding the Steam Generator Replacement Project at San Onofre and the related outages and subsequent shutdown of San Onofre. The San Onofre OII Settlement Agreement does not affect proceedings related to recoveries from third parties described below, but does describe how shareholders and customers will share any potential recoveries.
A federal lawsuit challenging the CPUC's authority to permit rate recovery of San Onofre costs and an application to the CPUC for rehearing of its decision approving the San Onofre OII Settlement Agreement were filed in November and December 2014, respectively. In April 2015, the federal lawsuit was dismissed with prejudice and the plaintiffs in that case appealed the dismissal to the Ninth Circuit in May 2015. Both the appeal and the application for rehearing remain pending.
In February 2015, SCE filed in the OII proceeding a Late-Filed Notice of Ex Parte Communication regarding a meeting in March 2013 between an SCE senior executive and the president of the CPUC, both of whom have since retired from their respective positions. Following this filing, the Alliance for Nuclear Responsibility ("A4NR"), one of the intervenors in the OII, filed a motion requesting that the CPUC institute an investigation into whether sanctions should be imposed on SCE for the late notice of the March 2013 meeting. The motion requests that the CPUC order SCE to produce all ex parte communications between SCE and the CPUC or its staff since January 31, 2012 and all internal SCE unprivileged communications that discuss such ex parte communications. On May 6, 2015, A4NR amended its motion to recommend that the CPUC impose a $38.2 million penalty on SCE and additional restrictions on ex parte communications.
On April 14, 2015, the OII ALJs ordered SCE, among other things, to produce unprivileged documents pertaining to oral and written communications regarding the possible settlement of the OII proceeding between any SCE employee and CPUC decision makers from March 2013 to November 2014. SCE produced responsive documents and information on April 29, 2015. On June 26, 2015, the ALJs requested additional information, which SCE provided on July 3, 2015. Subsequently, another intervenor, the Coalition to Decommission San Onofre, filed a motion to move the start date for the production of documents under the CPUC’s order to January 31, 2012 and to authorize the intervenors to conduct discovery of SCE. That motion remains pending.
On April 17, 2015, ORA and TURN issued press releases asking the CPUC to impose penalties on SCE as a sanction for allegedly improper ex parte communications pertaining to San Onofre or failures to report such communications. ORA recommended penalties in the amount of $648 million, representing ORA's calculation of the difference in ratepayer value between ORA's initial settlement negotiating position in the San Onofre OII and the approved settlement. TURN did not recommend a penalty amount.
On April 27, 2015, A4NR filed a petition to modify the CPUC’s decision approving the San Onofre OII Settlement Agreement based on SCE’s alleged failures to disclose communications between SCE and CPUC decision-makers pertaining to the issues in the San Onofre OII. The petition seeks the reversal of the decision approving the San Onofre OII Settlement Agreement and reopening of the OII proceeding. Subsequently, TURN filed a response supporting A4NR's petition to reopen the San Onofre OII proceeding.
Edison International and SCE cannot predict the outcome of these proceedings.
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
MHI Claims
SCE is also pursuing claims against Mitsubishi Heavy Industries, Ltd. and a related company ("MHI"), which designed and supplied the RSGs. MHI warranted the RSGs for an initial period of 20 years from acceptance and is contractually obligated to repair or replace defective items with dispatch and to pay specified damages for certain repairs. MHI's stated liability under the purchase agreement is limited to $138 million and excludes consequential damages, defined to include "the cost of replacement power;" however, limitations in the contract are subject to applicable exceptions both in the contract and under law. SCE has advised MHI that it believes one or more of such exceptions apply and that MHI's liability is not limited to $138 million. MHI has advised SCE that it disagrees. In October 2013, SCE sent MHI a formal request for binding arbitration under the auspices of the International Chamber of Commerce in accordance with the purchase contract seeking damages for all losses. In the request for arbitration, SCE alleges contract and tort claims and seeks at least $4 billion in damages on behalf of itself and its customers and in its capacity as Operating Agent for San Onofre. MHI has denied any liability and has asserted counterclaims for $41 million, for which SCE has denied any liability. Each of the other San Onofre owners sued MHI, alleging claims arising from MHI's supplying the faulty steam generators. These litigation claims have been stayed pending the arbitration. The other owners (SDG&E and Riverside) have been added as additional claimants in the arbitration. The arbitration is being conducted pursuant to a confidentiality order issued by the arbitration panel.
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
The San Onofre OII Settlement Agreement provides the utilities with the discretion to resolve the NEIL and MHI disputes without CPUC approval or review, but the utilities are obligated to use their best efforts to inform the CPUC of any settlement or other resolution of these disputes to the extent this is possible without compromising any aspect of the resolution. SCE and SDG&E have also agreed to allow the CPUC to review the documentation of any final resolution of the NEIL and MHI disputes and the litigation costs incurred in pursuing claims against NEIL and MHI to ensure they are not exorbitant in relation to the recovery obtained. There is no assurance that there will be any recoveries from NEIL or MHI or, that if there are recoveries, that they will equal or exceed the costs incurred to pursue them.
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

Certain anti-nuclear groups and individual members of Congress have alleged that SCE knew of deficiencies in the steam generators when they were installed or otherwise did not correctly follow NRC requirements for the design and installation of the replacement steam generators, all of which SCE has vigorously denied, and have called for investigations, including by the Department of Justice. SCE cannot predict when or whether ongoing proceedings by the NRC will be completed or whether inquiries by other government agencies concerning how the RSG project was conducted will be initiated or reopened.
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
At June 30, 2015, SCE's recorded estimated minimum liability to remediate its 19 identified material sites (sites in which the upper end of the range of the costs is at least $1 million) was $115 million, including $83 million related to San Onofre. In addition to these sites, SCE also has 39 immaterial sites for which the total minimum recorded liability was $4 million. Of the $119 million total environmental remediation liability for SCE, $116 million has been recorded as a regulatory asset. SCE expects to recover $30 million through an incentive mechanism that allows SCE to recover 90% of its environmental remediation costs at certain sites (SCE may request to include additional sites) and $85 million through a mechanism that allows SCE to recover 100% of the costs incurred at certain sites through customer rates. SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites.
The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs at the identified material sites and immaterial sites could exceed its recorded liability by up to $159 million and $8 million, respectively. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes.
SCE expects to clean up and mitigate its identified sites over a period of up to 30 years. Remediation costs for each of the next four years are expected to range from $6 million to $24 million. Costs incurred for both the six months ended June 30, 2015 and 2014 were $3 million and $1 million.
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
Federal law limits public offsite liability claims for bodily injury and property damage from a nuclear incident to the amount of available financial protection, which is currently approximately $13.4 billion. Based on its ownership interests, SCE could be required to pay a maximum of approximately $255 million per nuclear incident. However, it would have to pay no more than approximately $38 million per incident in any one year.
For more information on nuclear insurance coverage, see Note 11 in the 2014 Form 10-K.

Wildfire Insurance
Severe wildfires in California have given rise to large damage claims against California utilities for fire-related losses alleged to be the result of the failure of electric and other utility equipment. Invoking a California Court of Appeal decision, plaintiffs pursuing these claims have relied on the doctrine of inverse condemnation, which can impose strict liability (including liability for a claimant's attorneys' fees) for property damage. Prolonged drought conditions in California have also increased the risk of severe wildfire events. On June 1, 2015, Edison International renewed its liability insurance coverage, which included coverage for SCE's wildfire liabilities up to a $610 million limit (with a self-insured retention of $10 million per wildfire occurrence). Various coverage limitations within the policies that make up this insurance coverage could result in additional self-insured costs in the event of multiple wildfire occurrences during the policy period (June 1, 2015 to May 31, 2016). SCE also has additional coverage for certain wildfire liabilities of $390 million, which applies when total covered wildfire claims exceed $610 million, through June 14, 2016. SCE may experience coverage reductions and/or increased insurance costs in future years. No assurance can be given that future losses will not exceed the limits of SCE's insurance coverage.
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
Note 12.    Accumulated Other Comprehensive Loss
Edison International's accumulated other comprehensive loss, net of tax consist of:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2015	2014	2015	2014
Beginning balance	$(59)	$(11)	$(58)	$(13)
Pension and PBOP – net income (loss):
Other comprehensive loss before reclassifications	(1)	(5)	(4)	(5)
Reclassified from accumulated other comprehensive loss[1]	4	1	6	3
Other	—	2	—	2
Change	3	(2)	2	—
Ending Balance	$(56)	$(13)	$(56)	$(13)

[1]	These items are included in the computation of net periodic pension and PBOP expense. See Note 8 for additional information.
SCE's accumulated other comprehensive loss, net of tax consist of:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2015	2014	2015	2014
Beginning balance	$(27)	$(10)	$(28)	$(11)
Pension and PBOP – net income (loss):
Other comprehensive loss before reclassifications	(1)	—	(1)	—
Reclassified from accumulated other comprehensive loss[1]	2	—	3	1
Other	—	2	—	2
Change	1	2	2	3
Ending Balance	$(26)	$(8)	$(26)	$(8)

[1]	These items are included in the computation of net periodic pension and PBOP expense. See Note 8 for additional information.

Note 13.    Interest and Other Income and Other Expenses
Interest and other income and other expenses are as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2015	2014	2015	2014
SCE interest and other income:
Equity allowance for funds used during construction	$21	$15	$42	$28
Generator settlements	—	14	—	14
Increase in cash surrender value of life insurance policies and life insurance benefits	7	12	17	18
Interest income	2	3	3	5
Other	1	2	2	4
Total SCE interest and other income	31	46	64	69
Other income of Edison International Parent and Other	12	—	18	—
Total Edison International interest and other income	$43	$46	$82	$69
SCE other expenses:
Civic, political and related activities and donations	$9	$9	$14	$13
Other	8	6	10	10
Total SCE other expenses	17	15	24	23
Other expense of Edison International Parent and Other	—	1	—	—
Total Edison International other expenses	$17	$16	$24	$23
SCE has participated in proceedings seeking recovery of refunds from sellers of electricity and natural gas who manipulated the electric and natural gas markets during the energy crisis in California in 2000 – 2011. SCE is authorized to refund to customers any refunds actually realized by SCE, net of litigation costs and amounts retained by SCE as a shareholder incentive pursuant to an established sharing arrangement. During the second quarter of 2014, FERC approved generator refund settlement agreements which resulted in total refunds to customers of $208 million of which $14 million is subject to the shareholder incentive.
Edison Capital continues to wind down its remaining affordable housing investments. Edison International other income reflects Edison Capital's income related to the sale of affordable housing projects.
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
Income from discontinued operations, net of tax, was $184 million and $162 million for the three and the six months ended June 30, 2014, respectively.

Note 15.    Supplemental Cash Flows Information
Supplemental cash flows information for continuing operations is:

	Edison International		SCE
	Six months ended June 30,
(in millions)	2015	2014	2015	2014
Cash payments for interest and taxes:
Interest, net of amounts capitalized	$230	$226	$222	$225
Tax payments, net	3	189	125	14
Non-cash financing and investing activities:
Dividends declared but not paid:
Common stock	$136	$116	$147	$126
Preferred and preference stock	18	18	18	18
Details of debt exchange:
Pollution-control bonds redeemed (2.875%)	$(203)	$—	$(203)	$—
Pollution-control bonds issued (1.875%)	203	—	203	—
SCE's accrued capital expenditures at June 30, 2015 and 2014 were $393 million and $451 million, respectively. Accrued capital expenditures will be included as an investing activity in the consolidated statements of cash flow in the period paid.
During 2015, an SCE power contract classified as a capital lease was amended, which resulted in a reduction in the lease obligation and asset by $147 million.

CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The management of Edison International and SCE, under the supervision and with the participation of Edison International's Chief Executive Officer and Chief Financial Officer and SCE's President and Chief Financial Officer, have evaluated the effectiveness of Edison International's and SCE's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended), respectively, as of the end of the second quarter of 2015. Based on that evaluation, Edison International's Chief Executive Officer and Chief Financial Officer and SCE's President and Chief Financial Officer have each concluded that, as of the end of the period, Edison International's and SCE's disclosure controls and procedures, respectively, were effective.
Changes in Internal Control Over Financial Reporting
Beginning in 2015, SCE commenced transitioning a portion of its information technology services to third-party providers under managed services agreements. The transition of day-to-day responsibilities to outside service providers has resulted in certain changes to business processes and internal controls over financial reporting. SCE continues to be responsible for the design and operating effectiveness of controls over financial reporting and has taken steps to provide oversight of controls performed by its managed service provider during this period of change and will continue to evaluate the operating effectiveness of related controls during subsequent periods.

There were no other changes in Edison International's or SCE's internal control over financial reporting, respectively, during the second quarter of 2015 that have materially affected, or are reasonably likely to materially affect, Edison International's or SCE's internal control over financial reporting.
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

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by Edison International and Affiliated Purchasers
The following table contains information about all purchases of Edison International Common Stock made by or on behalf of Edison International in the second quarter of 2015.

Period	(a) Total Number of Shares (or Units) Purchased[1]	(b) Average Price Paid per Share (or Unit)[1]	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2015 to April 30, 2015	96,733	$62.78	—	—
May 1, 2015 to May 31, 2015	94,045	60.25	—	—
June 1, 2015 to June 30, 2015	262,290	58.39	—	—
Total	453,068	59.71	—	—

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

EXHIBITS

Exhibit Number	Description

10.1**	Edison International and Southern California Edison Company Director Compensation Schedule, as adopted June 17, 2015

10.2
Amended and Restated Credit Agreement dated as of July 14, 2015 among Edison International and the Lenders named therein (File 1-9936, filed as Exhibit 10.1 to Edison International's Form 8-K dated July 14, 2015 and filed July 17, 2015)*

10.3
Amended and Restated Credit Agreement dated as of July 14, 2015 among Southern California Edison Company and the Lenders named therein (File 1-2313, filed as Exhibit 10.2 to Southern California Edison Company's Form 8-K dated July 14, 2015 and filed July 17, 2015)*

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

101.1
Financial statements from the quarterly report on Form 10-Q of Edison International for the quarter ended June 30, 2015, filed on July 30, 2015, formatted in XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements

101.2
Financial statements from the quarterly report on Form 10-Q of Southern California Edison Company for the quarter ended June 30, 2015, filed on July 30, 2015, formatted in XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements

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

	EDISON INTERNATIONAL		SOUTHERN CALIFORNIA EDISON COMPANY

By:	/s/ Mark C. Clarke	By:	/s/ Connie J. Erickson

	Mark C. Clarke Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)		Connie J. Erickson Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)

Date:	July 30, 2015	Date:	July 30, 2015